Form 10-K
period 2002-12-31
CITIGROUP INC
filed 2003-03-03
CIK 831001

FINANCIAL INFORMATION

THE COMPANY............................................      2
   Global Consumer.....................................      2
   Global Corporate and Investment Bank................      3
   Private Client Services.............................      3
   Global Investment Management........................      3
   Proprietary Investment Activities...................      4
   Corporate/Other.....................................      4
   International.......................................      4
FIVE-YEAR SUMMARY OF
  SELECTED FINANCIAL DATA..............................      5
MANAGEMENT'S DISCUSSION AND
  ANALYSIS.............................................      6
   Results of Operations...............................      6
EVENTS IN 2002.........................................      7
   Accounting Changes in 2002..........................      8
EVENTS IN 2001.........................................      9
   Accounting Changes in 2001..........................      9
SIGNIFICANT ACCOUNTING POLICIES
  AND SIGNIFICANT ESTIMATES............................      10
FUTURE APPLICATION
  OF ACCOUNTING STANDARDS..............................      13
PENSION ASSUMPTIONS....................................      15
BUSINESS FOCUS.........................................      16
   Citigroup Net Income - Product View.................      16
   Citigroup Net Income - Regional View................      16
   Selected Revenue and Expense Items..................      17
GLOBAL CONSUMER........................................      18
   Cards...............................................      19
   Consumer Finance....................................      20
   Retail Banking......................................      21
   Other Consumer......................................      22
   Global Consumer Outlook.............................      23
GLOBAL CORPORATE AND
  INVESTMENT BANK......................................      24
   Capital Markets and Banking.........................      25
   Transaction Services................................      25
   Other Corporate.....................................      26
   Global Corporate and Investment Bank Outlook........      26
PRIVATE CLIENT SERVICES................................      27
   Private Client Services Outlooks....................      27
GLOBAL INVESTMENT
  MANAGEMENT...........................................      28
   Life Insurance and Annuities........................      29
   Private Bank........................................      31
   Asset Management....................................      31
   Global Investment Management Outlook................      32
PROPRIETARY INVESTMENT
  ACTIVITIES...........................................      33
CORPORATE/OTHER........................................      35
FORWARD-LOOKING STATEMENTS.............................      36
MANAGING GLOBAL RISK...................................      37
   Credit Risk Management Process......................      37
   Loans Outstanding...................................      38
   Other Real Estate Owned
     and Other Repossessed Assets......................      38
   Details of Credit Loss Experience...................      39
   Cash-Basis, Renegotiated, and Past Due Loans........      40
   Foregone Interest Revenue on Loans..................      40
   Consumer Credit Risk................................      40
   Consumer Portfolio Review...........................      40
   Corporate Credit Risk...............................      42
   Global Corporate Portfolio Review...................      44
   Loan Maturities and Sensitivity
     to Changes in Interest Rates......................      45
   Market Risk Management Process......................      45
   Operational Risk Management Process.................      47
   Country and Cross-Border Risk Management
     Process...........................................      48
BALANCE SHEET REVIEW...................................      50
   Assets..............................................      50
   Liabilities.........................................      51
LIQUIDITY AND CAPITAL RESOURCES........................      52
   Off-Balance Sheet Arrangements......................      53
CAPITAL................................................      55
CONTROLS AND PROCEDURES................................      59
GLOSSARY OF TERMS......................................      60
REPORT OF MANAGEMENT...................................      62
INDEPENDENT AUDITORS' REPORT...........................      62
CONSOLIDATED FINANCIAL
  STATEMENTS...........................................      63
   Consolidated Statement of Income....................      63
   Consolidated Statement of Financial Position........      64
   Consolidated Statement of Changes
      in Stockholders' Equity..........................      65
   Consolidated Statement of Cash Flows................      66
NOTES TO CONSOLIDATED
  FINANCIAL STATEMENTS.................................      67
FINANCIAL DATA SUPPLEMENT..............................      104
   Average Balances and Interest Rates,
     Taxable Equivalent Basis - Assets.................      104
   Average Balances and Interest Rates,
     Taxable Equivalent Basis - Liabilities and
     Stockholders' Equity..............................      105
   Analysis of Changes in Net Interest Revenue,
     Taxable Equivalent Basis..........................      106
   Ratios..............................................      107
   Average Deposit Liabilities in Offices
     Outside the U.S...................................      107
   Maturity Profile of Time Deposits
     ($100,000 or more) in U.S. Offices................      107
   Short-Term and Other Borrowings.....................      107
10-K CROSS-REFERENCE INDEX.............................      115
CORPORATE INFORMATION..................................      116
   Exhibits, Financial Statement Schedules,
     and Reports on Form 8-K...........................      116
CERTIFICATIONS.........................................      119
CITIGROUP BOARD OF DIRECTORS...........................      120

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

     The Company's activities are conducted through the Global Consumer, Global Corporate and Investment Bank (GCIB), Private Client Services, Global Investment Management (GIM) and Proprietary Investment Activities business segments.

     The Company has completed certain strategic business acquisitions during the past three years, details of which can be found in Note 2 to the Consolidated Financial Statements.

     The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Certain of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities. Additional information on the Company's regulation and supervision can be found within the Regulation and Supervision section beginning on page 108.

     At December 31, 2002, the Company had approximately 131,000 full-time and 5,000 part-time employees in the United States and approximately 119,000 employees outside the United States.

     The periodic reports of Citicorp, Salomon Smith Barney Holdings Inc., The Student Loan Corporation (STU), The Travelers Insurance Company (TIC) and Travelers Life and Annuity Company (TLAC), subsidiaries of the Company that make filings pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), provide additional business and financial information concerning those companies and their consolidated subsidiaries.

     The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043, telephone number 212 559 1000. Additional information about Citigroup is available on the Company's website at http://www.citigroup.com. Citigroup's annual report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K and all amendments to these reports are available free of charge through the Company's website by clicking on the "Investor Relations" page and selecting "SEC Filings." The Securities and Exchange Commission (SEC) website contains reports, proxy and information statements, and other information regarding the Company at http://www.sec.gov.

GLOBAL CONSUMER

     GLOBAL CONSUMER delivers a wide array of banking, lending, insurance and investment services through a network of local branches, offices and electronic delivery systems, including ATMs, Automated Lending Machines (ALMs) and the World Wide Web. The Global Consumer businesses serve individual consumers as well as small businesses. Global Consumer includes CARDS, CONSUMER FINANCE and RETAIL BANKING.

     CARDS provides MasterCard, VISA and private label credit and charge cards. North America Cards includes the operations of Citi Cards, the company's primary brand in North America, as well as Diners Club N.A. and Mexico Cards. International Cards provides credit and charge cards to customers in Western Europe, Japan, Asia, Central and Eastern Europe, Middle East and Africa (CEEMEA) and Latin America.

     CONSUMER FINANCE provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of December 31, 2002, North America Consumer Finance maintained 2,411 offices, including 2,186 CitiFinancial offices in the U.S. and Canada, while International Consumer Finance maintained 1,134 offices, including 884 in Japan. CONSUMER FINANCE offers real estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

     RETAIL BANKING provides banking, lending, investment and insurance services to customers through retail branches and electronic delivery systems. In North America, RETAIL BANKING includes the operations of Citibanking North America, Consumer Assets, Primerica Financial Services (Primerica) and Mexico Retail Banking. Citibanking North America delivers banking, lending, investment and insurance services through 812 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet banking site on the World Wide Web. The Consumer Assets business originates and services mortgages and student loans for customers across the U.S. The business operations of Primerica involve the sale, mainly in North America, of life insurance and other products manufactured by its affiliates, including Smith Barney mutual funds, CitiFinancial mortgages and personal loans and the products of our LIFE INSURANCE AND ANNUITIES business within the GIM segment. The Primerica sales force is composed of over 100,000 independent representatives. Mexico Retail Banking consists of the branch banking operations of Banamex. International Retail Banking provides full-service banking and investment services in Western Europe, Japan, Asia, CEEMEA and Latin America.

GLOBAL CORPORATE AND INVESTMENT BANK

     GLOBAL CORPORATE AND INVESTMENT BANK provides corporations, governments, institutions and investors in over 100 countries and territories with a broad range of financial products and services. Global Corporate and Investment Bank includes CAPITAL MARKETS AND BANKING and TRANSACTION SERVICES.

     CAPITAL MARKETS AND BANKING offers a wide array of investment banking and commercial banking services and products, including investment banking, institutional brokerage, advisory services, foreign exchange, structured products, derivatives, loans, leasing and equipment finance.

     TRANSACTION SERVICES is composed of Cash, Trade and Treasury Services
(CTTS) and Global Securities Services (GSS). CTTS provides comprehensive cash management, trade finance and e-commerce services for corporations and financial institutions worldwide. GSS provides custody services to investors such as insurance companies and pension funds, and clearing services to intermediaries such as broker/dealers as well as depository and agency and trust services to multinational corporations and governments globally.

PRIVATE CLIENT SERVICES

     PRIVATE CLIENT SERVICES provides investment advice, financial planning and brokerage services to affluent individuals, small and mid-size companies, non-profits and large corporations primarily through a network of more than 12,600 Smith Barney Financial Consultants in more than 500 offices worldwide. In addition, Private Client Services provides independent client-focused research to individuals and institutions around the world.

     A significant portion of Private Client Services revenue is generated from fees earned by managing client assets as well as commissions earned as a broker for its clients in the purchase and sale of securities. Additionally, Private Client Services generates net interest revenue by financing customers' securities transactions and other borrowing needs through security-based lending. Private Client Services also receives commissions and other sales and service revenues through the sale of proprietary and third-party mutual funds. As part of Private Client Services, Global Equity Research produces equity research to serve both institutional and individual investor clients. Expenses for Global Equity Research are allocated primarily to the Global Equities business within GCIB and Private Client Services' businesses.

GLOBAL INVESTMENT MANAGEMENT

     GLOBAL INVESTMENT MANAGEMENT offers a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high-net-worth and retail clients.
Global Investment Management includes LIFE INSURANCE AND ANNUITIES, PRIVATE BANK and ASSET MANAGEMENT.

     LIFE INSURANCE AND ANNUITIES includes Travelers Life and Annuity (TLA) and International Insurance Manufacturing (IIM). TLA offers individual annuity, group annuity, individual life insurance and corporate owned life insurance
(COLI) products. The individual products include fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. These products are primarily distributed through Citigroup's businesses, a nationwide network of independent agents and unaffiliated broker/dealers. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pension products, including guaranteed investment contracts, payout annuities, group annuities to employer-sponsored retirement and savings plans, and structured finance transactions. The IIM business provides credit, life, disability and other insurance products, as well as annuities internationally, leveraging the existing distribution channels of the CONSUMER FINANCE, RETAIL BANKING and ASSET MANAGEMENT (retirement services) businesses. IIM primarily has operations in Mexico, Western Europe, Latin America and Asia.

     PRIVATE BANK provides personalized wealth management services for high-net-worth clients through 132 offices in 36 countries and territories, generating fee and interest income from investment funds management, client trading activity, trust and fiduciary services, custody services, and traditional banking and lending activities. Through its Private Bankers and Product Specialists, PRIVATE BANK leverages its extensive experience with clients' needs and its access to Citigroup to provide clients with comprehensive investment and banking services.

     ASSET MANAGEMENT includes the businesses of Citigroup Asset Management, Citigroup Alternative Investments, Banamex asset management and retirement services businesses and Citigroup's other retirement services businesses in North America and Latin America. These businesses offer institutional, high-net-worth and retail clients a broad range of investment alternatives from investment centers located around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, alternative investments (including hedge funds, private equity, and credit structures), variable annuities through affiliated and third-party insurance companies, and pension administration services.

PROPRIETARY INVESTMENT ACTIVITIES

     PROPRIETARY INVESTMENT ACTIVITIES is comprised of Citigroup's private equity investments, including venture capital activities, realized investment gains (losses) from sales on certain insurance related investments, and the results from certain other proprietary investments, including investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

CORPORATE/OTHER
     CORPORATE/OTHER includes net corporate treasury results, corporate expenses, certain intersegment eliminations, the results of discontinued operations, and the Internet-related development activities, cumulative effect of accounting changes and taxes not allocated to the individual businesses.

INTERNATIONAL

     CITIGROUP INTERNATIONAL (whose operations are fully reflected in the product disclosures above), in partnership with our global product groups, offers a broad range of consumer financial services, corporate and investment banking services and investment management to some 50 million customer accounts in more than 100 countries throughout Asia, Japan, Western Europe, Latin America and CEEMEA.

     The product mix differs in each region, depending upon local conditions and opportunities. In Asia, Citigroup has comprehensive consumer, corporate and investment management businesses. In China, Citibank was the first international bank to offer banking services to Chinese citizens. Citigroup International also offers an array of wealth management services in the region, with integrated offerings and dedicated service centers. In 2002, these services were expanded to include India, Indonesia, and Taiwan.

     In Japan, Citigroup has a major consumer finance business and leadership positions in investment banking, retail banking and private banking. CitiInsurance, our global insurance company, received its license to sell life insurance and retirement-savings products in Japan. The new company, Mitsui Sumitomo CitiInsurance, Ltd., is the first Japanese-foreign joint venture life insurance firm focused on variable annuities in Japan. Our corporate banking operations in Japan are also extensive. Nikko Citigroup is the #1 underwriter of Japanese equities and has been instrumental in introducing global securitization standards in the country.

     In Western Europe, Citigroup is a leader in serving global corporations. Citigroup holds top tier positions in debt and equity underwriting, advisory services, derivatives, foreign exchange, transaction services, loans and sales and trading. Citigroup offers consumer services across the region and has a large retail bank in Germany, where it recently introduced a new wealth management initiative targeting high-net-worth individuals.

     In CEEMEA, Citigroup has extensive corporate businesses and expanding consumer operations as well. Bank Handlowy is the leading financial services company in Poland, and CitiInsurance opened a new insurance company in the country. Citigroup launched retail banking in Russia with the opening of its first consumer branch in Moscow. In the United Arab Emirates, Citigroup recently introduced wealth management services targeting high-net-worth individuals. In Hungary, Citibank was the first financial institution in the local market to offer offshore equity funds to retail customers. Citigroup is also a major provider of financial services to the corporate sector, offering important funding to governments and companies.

     Citigroup is a leading bank in Latin America, providing debt and equity underwriting, advisory services, derivatives, foreign exchange, transaction services, loans and sales and trading to the corporate sector. It also operates consumer businesses across the region. In 2002, CitiInsurance launched a new insurance company in Brazil.

CITIGROUP INC. AND SUBSIDIARIES

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS        2002          2001         2000        1999       1998
-----------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE(1)                $    71,308   $    67,367   $  63,572   $  54,809   $  44,964
Operating expenses                                       37,298        36,528      35,809      31,049      28,852
Benefits, claims and credit losses(1)                    13,473        10,320       8,466       7,513       6,841
-----------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES,
 MINORITY INTEREST AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES                                      20,537        20,519      19,297      16,247       9,271
Income taxes                                              6,998         7,203       7,027       6,027       3,420
Minority interest, after-tax                                 91            87          39          27           5
-----------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                        13,448        13,229      12,231      10,193       5,846
INCOME FROM DISCONTINUED OPERATIONS(2)                    1,875         1,055       1,288       1,177       1,104
CUMULATIVE EFFECT OF ACCOUNTING CHANGES(3)                  (47)         (158)          -        (127)          -
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                          $    15,276   $    14,126   $  13,519   $  11,243   $   6,950
=================================================================================================================
EARNINGS PER SHARE(4)
BASIC EARNINGS PER SHARE:
 Income from continuing operations                  $      2.63   $      2.61       $2.43   $    2.02   $    1.13
 Net income                                                2.99          2.79        2.69        2.23        1.35
DILUTED EARNINGS PER SHARE:
 Income from continuing operations                         2.59          2.55        2.37        1.96        1.10
 Net income                                                2.94          2.72        2.62        2.17        1.31
Dividends declared per common share(4)(5)           $      0.70   $      0.60       $0.52   $    0.41   $    0.28
=================================================================================================================
AT DECEMBER 31,
Total assets                                        $ 1,097,190   $ 1,051,450   $ 902,210   $ 795,584   $ 740,336
Total deposits                                          430,895       374,525     300,586     261,573     229,413
Long-term debt                                          126,927       121,631     111,778      88,481      86,250
Mandatorily redeemable securities of subsidiary
 trusts                                                   6,152         7,125       4,920       4,920       4,320
Common stockholders' equity                              85,318        79,722      64,461      56,395      48,761
Total stockholders' equity                               86,718        81,247      66,206      58,290      51,035
=================================================================================================================
Ratio of earnings to fixed charges
 and preferred stock dividends                             1.94x         1.63x       1.52x       1.55x       1.29x
Return on average common stockholders' equity(6)           18.6%         19.7%       22.4%       21.5%       14.4%
Common stockholders' equity to assets                      7.78%         7.58%       7.14%       7.09%       6.59%
Total stockholders' equity to assets                       7.90%         7.73%       7.34%       7.33%       6.89%
=================================================================================================================

(1) Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of securitization activities including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but revenues, net of interest expense, and benefits, claims, and credit losses would each have been increased by $4.123 billion, $3.568 billion, $2.459 billion, $2.707 billion and $2.364 billion in 2002, 2001, 2000, 1999 and 1998, respectively. Although a managed basis presentation is not in conformity with GAAP, it provides a representation of performance and key indicators of the credit-card business that is consistent with the view the Company uses to manage the business.
(2) On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in Travelers Property Casualty Corp. (TPC). Following the distribution, Citigroup began accounting for TPC as discontinued operations. See Note 4 to the Consolidated Financial Statements.
(3) Accounting changes of ($47) million in 2002 resulted from the adoption of the remaining provisions of Statement of Financial Accounting Standards
     (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Accounting changes of ($42) million and ($116) million in 2001 resulted from the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and the adoption of Emerging Issues
     Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20), respectively. Accounting changes of ($135) million, $23 million and ($15) million in 1999 resulted from the adoption of Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," the adoption of SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," and the adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities," respectively. See Note 1 to the Consolidated Financial Statements.
(4)  All amounts have been adjusted to reflect stock splits.
(5)  1998 amounts represent Travelers' historical dividends per common share.
(6) The return on average common stockholders' equity is calculated using net income after deducting preferred stock dividends.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The strength and diversity of Citigroup's global franchise served the Company well in 2002. Despite several significant challenges including continued weakness in global markets, record bankruptcies in the developed world, political and economic upheaval in a number of countries in which we operate and intense scrutiny of our business practices, we delivered record results.

INCOME FROM CONTINUING OPERATIONS
In billions of dollars

[EDGAR REPRESENTATION OF GRAPHIC DATA]

1998            $ 5.8
1999            $10.2
2000            $12.2
2001            $13.2
2002            $13.4


2002 INCOME FROM CONTINUING OPERATIONS BY SEGMENT*

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Global Investment Management            13%
Private Client Services                  5%
Global Corporate and Investment Bank    22%
Global Consumer                         60%

* Excludes Proprietary Investment Activities and Corporate/Other

NET REVENUE AND OPERATING EXPENSE
In billions of dollars

[EDGAR REPRESENTATION OF GRAPHIC DATA]

                         1998    1999    2000    2001    2002
                        -----   -----   -----   -----   -----

Net revenue             $45.0   $54.8   $63.6   $67.4   $71.3
Operating expense       $28.9   $31.0   $35.8   $36.5   $37.3


DILUTED EARNINGS PER SHARE--
INCOME FROM CONTINUING OPERATIONS

[EDGAR REPRESENTATION OF GRAPHIC DATA]

1998            $1.10
1999            $1.96
2000            $2.37
2001            $2.55
2002            $2.59



2002 INCOME FROM CONTINUING OPERATIONS BY REGION*

[EDGAR REPRESENTATION OF GRAPHIC DATA]

CEEMEA                   6%
Asia                    10%
Japan                    8%
Western Europe           7%
Mexico                   9%
North America           60%

* Excludes Proprietary Activities, Corporate/Other and Latin America

TOTAL CAPITAL (TIER 1 AND TIER 2)
In billions of dollars

[EDGAR REPRESENTATION OF GRAPHIC DATA]

                        1998    1999    2000    2001    2002
                       -----   -----   -----   -----   -----

Tier 1 and Tier 2      $61.5   $65.9   $73.0   $75.8   $78.3
Tier 1                 $47.3   $51.6   $54.5   $58.4   $59.0


- Net income of $15.28 billion, up 8%

- Income from Continuing Operations of $13.45 billion, up 2%

- Revenue growth of 6%

- Operating expense growth held to 2%

- Record income in 6 of 9 businesses

- Total stockholders' equity, including trust preferred securities, totaled $93 billion

- Return on common equity of 18.6%

- Diluted earnings per share from Continuing Operations of $2.59

- Diversified earnings by product and by region

- Strong regulatory capital ratios


EVENTS IN 2002

DISCONTINUED OPERATIONS

Travelers Property Casualty Corp. (TPC) (an indirect wholly owned subsidiary of Citigroup on December 31, 2001) sold 231 million shares of its class A common stock representing approximately 23.1% of its outstanding equity securities in an initial public offering (the IPO) on March 27, 2002. In 2002, Citigroup recognized an after-tax gain of $1.158 billion as a result of the IPO. In connection with the IPO, Citigroup entered into an agreement with TPC that provides that, in any fiscal year in which TPC records asbestos-related income statement charges in excess of $150 million, net of any reinsurance, Citigroup will pay to TPC the amount of any such excess up to a cumulative aggregate of $520 million after-tax. A portion of the gross IPO gain was deferred to offset any payments arising in connection with this agreement. In the 2002 fourth quarter, $159 million was paid pursuant to this agreement. Notice was received in January 2003 requesting the remaining $361 million.

     On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in TPC (the distribution). This non-cash distribution was tax-free to Citigroup, its stockholders and TPC. The distribution was treated as a dividend to stockholders for accounting purposes that reduced Citigroup's Additional Paid-In Capital by approximately $7.0 billion. Following the distribution, Citigroup remains a holder of approximately 9.9% of TPC's outstanding equity securities which are carried at fair value in the Proprietary Investment Activities segment and classified as available-for-sale within Investments on the Consolidated Statement of Financial Position.

     Following the August 20, 2002 distribution, the results of TPC were reported in the Company's Statements of Income and Cash Flows separately as discontinued operations for all periods presented. In accordance with generally accepted accounting principles (GAAP), the Consolidated Statement of Financial Position has not been restated. TPC represented the primary vehicle by which Citigroup engaged in the property and casualty insurance business.

     TPC's results primarily consist of the results of its Personal Lines and Commercial Lines businesses. The Personal Lines business of TPC primarily provides coverage on personal automobile and homeowners insurance sold to individuals, which is distributed through approximately 7,600 independent agencies located throughout the United States. TPC's Commercial Lines business offers a broad array of property and casualty insurance and insurance-related services, which it distributes through approximately 6,300 brokers and independent agencies located throughout the United States. TPC is the third-largest writer of commercial lines insurance in the U.S. based on 2001 direct written premiums published by A.M. Best Company.

SETTLEMENT-IN-PRINCIPLE AND CHARGE FOR REGULATORY AND LEGAL MATTERS

     During the 2002 fourth quarter, the Company reached a settlement-in-principle with the SEC, the National Association of Securities Dealers, the New York Stock Exchange and the Attorney General of New York of all issues raised in their research, initial public offerings allocation and spinning-related inquiries.

     The Company established a reserve for the cost of this settlement and toward estimated costs of the private litigation related to the matters that were the subject of the settlement as well as the regulatory inquiries and private litigation related to Enron. The reserve for these matters resulted in an after-tax charge of approximately $1.3 billion ($0.25 per diluted share). The Company believes that it has substantial defenses to the pending private litigations which are at a very early stage. Given the uncertainties of the timing and outcome of this type of litigation, the large number of cases, the novel issues, the substantial time before these cases will be resolved, and the multiple defendants in many of them, this reserve is difficult to determine and of necessity subject to future revision. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

ACQUISITION OF GOLDEN STATE BANCORP

     On November 6, 2002, Citigroup completed its acquisition of 100% of Golden State Bancorp (GSB) in a transaction in which Citigroup paid approximately $2.3 billion in cash and issued 79.5 million Citigroup common shares. The total transaction value of approximately $5.8 billion was based on the average price of Citigroup shares, as adjusted for the effect of the TPC distribution, for the two trading days before and after May 21, 2002, the date the terms of the acquisition were agreed to and announced. The results of GSB are included from November 2002 forward.

SALE OF 399 PARK AVENUE

     During 2002, the Company sold its 399 Park Avenue, New York City headquarters building. The Company is currently the lessee of approximately 40% of the building with terms averaging 15 years. The sale for $1.06 billion resulted in a pretax gain of $830 million, with $527 million ($323 million after-tax) recognized in 2002 representing the gain on the portion of the building the Company does not occupy, and the remainder to be recognized over the term of Citigroup's lease agreements.

IMPACT FROM ARGENTINA'S ECONOMIC CHANGES

    Throughout 2002, Argentina experienced significant political and economic changes including severe recessionary conditions, high inflation and political uncertainty. The government of Argentina implemented substantial economic changes, including abandoning the country's fixed U.S. dollar-to-peso exchange rate, and asymmetrically redenominating substantially all of the banking industry's loans, deposits (which were also restricted) and other assets and liabilities previously denominated in U.S. dollars into pesos at different rates. As a result of the impact of these government actions, the Company changed its functional currency in Argentina from the U.S. dollar to the Argentine peso. Additionally, the government issued certain compensation instruments to financial institutions to compensate them in part for losses incurred as a result of the redenomination events. The government also announced a 180-day moratorium against creditors filing foreclosures or bankruptcy proceedings against borrowers. Later in the year, the government modified the terms of certain of their Patriotic Bonds making them less valuable. The government actions, combined with the severe recessionary economic situation and the devaluation of the peso, adversely impacted Citigroup's business in Argentina.

     During 2002, Citigroup recorded a total of $1.704 billion in net pretax charges, as follows: $1,018 million in net provisions for credit losses; $284 million in investment write-downs; $232 million in losses relating to Amparos (representing judicial orders requiring previously dollar-denominated deposits and insurance contracts that had been redenominated at government rates to be immediately repaid at market exchange rates); $98 million of write-downs of Patriotic Bonds; a $42 million restructuring charge; and a $30 million net charge for currency redenomination and other foreign currency items that includes a benefit from compensation instruments issued in 2002.

     In addition, the impact of the devaluation of the peso during 2002 produced foreign currency translation losses that reduced Citigroup's equity by $595 million, net of tax.

     As the economic situation as well as legal and regulatory issues in Argentina remain fluid, we continue to work with the government and our customers and continue to monitor conditions closely. Additional losses may be incurred. In particular, we continue to monitor the potential additional impact that the continued economic crisis may have on our corporate borrowers, as well as the impact on consumer deposits and insurance liabilities of potential government actions, including re-dollarization. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

ACCOUNTING CHANGES IN 2002

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS
141), and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), as required for goodwill and indefinite-lived intangible assets resulting from business combinations consummated after June 30, 2001. These new rules required that all business combinations consummated after June 30, 2001 be accounted for under the purchase method. The non-amortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives were effective for all purchase business combinations completed after June 30, 2001.

     On January 1, 2002, when the rules became effective for calendar year companies, Citigroup adopted the remaining provisions of SFAS 142. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. During 2001 and 2000, the after-tax amortization expense related to goodwill and indefinite-lived intangible assets which are no longer amortized was as follows:

IN MILLIONS OF DOLLARS                                     2001          2000
--------------------------------------------------------------------------------
GLOBAL CONSUMER
CARDS                                                  $        23   $        25
CONSUMER FINANCE                                               117            78
RETAIL BANKING                                                  43            45
Other                                                           14            16
                                                       -------------------------
   TOTAL GLOBAL CONSUMER                                       197           164
                                                       -------------------------
GLOBAL CORPORATE AND INVESTMENT BANK
CAPITAL MARKETS AND BANKING                                     49            24
TRANSACTION SERVICES                                            11            11
Other                                                           54            53
                                                       -------------------------
   TOTAL GLOBAL CORPORATE AND
     INVESTMENT BANK                                           114            88
                                                       -------------------------
PRIVATE CLIENT SERVICES                                          9             1
                                                       -------------------------
GLOBAL INVESTMENT MANAGEMENT
LIFE INSURANCE AND ANNUITIES(1)                                 (6)            -
PRIVATE BANK                                                     -             -
ASSET MANAGEMENT                                                68            63
                                                       -------------------------
   TOTAL GLOBAL INVESTMENT MANAGEMENT                           62            63
                                                       -------------------------
PROPRIETARY INVESTMENT ACTIVITIES                                -             -

CORPORATE/OTHER                                                 18            18

DISCONTINUED OPERATIONS                                         79            78
                                                       -------------------------
TOTAL AFTER-TAX AMORTIZATION EXPENSE                   $       479   $       412
                                                       =========================

(1) During 2001, the Company reversed $8 million of negative goodwill associated with LIFE INSURANCE AND ANNUITIES.

     The Company has performed the required impairment tests of goodwill and indefinite-lived intangible assets and there was no impairment of goodwill. The initial adoption resulted in a cumulative adjustment of $47 million after-tax recorded as a charge to earnings related to the impairment of certain intangible assets. See Note 2 to the Consolidated Financial Statements for additional information about this accounting change.

EVENTS IN 2001

IMPACT FROM ARGENTINA'S POLITICAL AND ECONOMIC CHANGES

     During 2001 Argentina underwent significant political and economic changes. The government of Argentina implemented substantial economic changes, including abandoning the country's fixed U.S. dollar-to-peso exchange rate, as well as converting certain U.S. dollar-denominated consumer loans into pesos. The Company recognized charges in the 2001 fourth quarter of $235 million (pretax) related to write-downs of Argentine credit exposures and $235 million (pretax) in losses related to the foreign exchange revaluation of the consumer loan portfolio.

IMPACT FROM ENRON

     As a result of the financial deterioration and eventual bankruptcy of Enron Corporation in 2001, Citigroup's results were reduced by $228 million (pretax) as a result of the write-down of Enron-related credit exposure and trading positions, and the impairment of Enron-related investments.

SEPTEMBER 11TH EVENTS

     The September 11, 2001 terrorist attack financially impacted the Company in several areas. Revenues were reduced due to the disruption to Citigroup's businesses. Additional expenses incurred as a result of the attack resulted in after-tax losses of approximately $200 million. The Company also experienced significant property loss, for which it is insured. The Company initially recorded insurance recoveries up to the net book value of the assets written off. During 2002, additional insurance recoveries were recorded when realized. Reductions in equity values during the 2001 third quarter were further impacted by the September 11th attack, which reduced Citigroup's Investment Activities results in the 2001 third quarter. Additionally, after-tax losses related to insurance claims (net of reinsurance impact) totaled $502 million, the bulk of which related to the property and casualty insurance operations of TPC and is reflected as discontinued operations.

ACQUISITION OF BANAMEX

     In August 2001, Citicorp, an indirect wholly owned subsidiary of Citigroup, completed its acquisition of Grupo Financiero Banamex-Accival (Banamex), a leading Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. Citicorp completed the acquisition by settling transactions that were conducted on the Mexican Stock Exchange. Those transactions comprised both the acquisition of Banamex shares tendered in response to Citicorp's offer to acquire all of Banamex's outstanding shares and the simultaneous sale of 126,705,281 Citigroup shares to the tendering Banamex shareholders. On September 24, 2001, Citicorp became the holder of 100% of the issued and outstanding ordinary shares of Banamex following a share redemption by Banamex. The results of Banamex are included from August 2001 forward.

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

DERIVATIVES AND HEDGE ACCOUNTING

     On January 1, 2001, Citigroup adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement changed the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citigroup's trading activities, as well as certain derivative instruments embedded in other contracts. SFAS 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship. The majority of Citigroup's derivatives are entered into for trading purposes and were not impacted by the adoption of SFAS 133. The cumulative effect of adopting SFAS 133 at January 1, 2001 was an after-tax charge of $42 million included in net income and an increase of $25 million included in other changes in stockholders' equity from non-owner sources.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Notes to the Consolidated Financial Statements contain a summary of Citigroup's significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of these policies as well as estimates made by management are considered to be important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments and estimates, some of which may relate to matters that are inherently uncertain. These significant policies and estimates include valuation of financial instruments, the allowance for credit losses, securitizations, and estimating our exposure to losses in Argentina. Additional information about these policies can be found in Note 1 to the Consolidated Financial Statements. Management has discussed each of these significant accounting policies and the related estimates with the Audit Committee of the Board of Directors.

     Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

VALUATIONS OF FINANCIAL INSTRUMENTS

     Investments and trading account assets and liabilities, held by the Global Corporate and Investment Bank and Proprietary Investment Activities segments, include fixed maturity and equity securities, derivatives, investments in private equity and other financial instruments. Citigroup carries its investments and trading account assets and liabilities at fair value if they are considered to be available-for-sale or trading securities. For a substantial majority of our investments and trading account assets and liabilities, fair values are determined based upon quoted prices or validated models with externally verifiable model inputs. Changes in values of available-for-sale securities are recognized in a component of stockholders' equity net of taxes, unless the value is impaired and the impairment is not considered to be temporary. Impairment losses that are not considered temporary are recognized in earnings. The Company conducts regular reviews to assess whether other-than-temporary impairment exists. Changing economic conditions-global, regional, or related to specific issuers or industries-could adversely affect these values. Changes in the fair values of trading account assets and liabilities are recognized in earnings. Private equity subsidiaries also carry their investments at fair value with changes in value recognized in earnings.

     If available, quoted market prices provide the best indication of value. If quoted market prices are not available for fixed maturity securities, equity securities, derivatives or commodities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. Alternatively, matrix or model pricing may be used to determine an appropriate fair value. It is Citigroup's policy that all models used to produce valuations for the published financial statements be validated by qualified personnel independent from those that created the models. The determination of market or fair value considers various factors, including time value and volatility factors, underlying options, warrants and derivatives; price activity for equivalent synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions; and derivative transaction maintenance costs during the period. Changes in assumptions could affect the fair values of investments and trading account assets and liabilities.

     For our available-for-sale and trading portfolios amounting to assets of $320.9 billion and liabilities of $91.4 billion at December 31, 2002, fair values were determined in the following ways: externally verified via comparison to quoted market prices or third-party broker quotations; by using models that were validated by qualified personnel independent of the area that created the model and inputs that were verified by comparison to third-party broker quotations or other third-party sources; or by using alternative procedures such as comparison to comparable securities and/or subsequent liquidation prices. At December 31, 2002, approximately 98% of the available-for-sale and trading portfolios' gross assets and liabilities are considered verified and approximately 2% are considered unverified. Of the unverified, approximately 60% consists of cash products, where independent quotes were not available and/or alternative procedures were not feasible, and 40% consists of derivative products where either the model was not validated and/or the inputs were not verified due to the lack of appropriate market quotations. Such values are actively reviewed by management.

     In determining the fair values of our securities portfolios, management also reviews the length of time trading positions have been held to identify aged inventory. During 2002, the monthly average aged inventory designated as available-for-immediate-sale was approximately $4.3 billion. Inventory positions that are both aged and whose values are unverified amounted to less than $2.1 billion at December 31, 2002. The fair value of aged inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available-for-immediate-sale for longer than 90 days. At December 31, 2002, such valuation adjustments amounted to $56 million.

     Citigroup's private equity subsidiaries include subsidiaries registered as Small Business Investment Companies and other subsidiaries that engage exclusively in venture capital activities. Investments held by private equity subsidiaries related to the Company's venture capital activities amounted to $3.7 billion at December 31, 2002. For investments in publicly traded securities held by private equity subsidiaries amounting to approximately $0.9 billion at December 31, 2002, fair value is generally based upon quoted market prices. These publicly traded securities include thinly traded securities, large block holdings, restricted shares or other special situations, and the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. To determine the amount of the adjustment, the Company uses a model that is based on option theory. The model is validated annually by an independent valuation consulting firm. Such adjustments ranged from 5% to 30% of the investments' quoted prices in 2002. For investments that are not publicly traded that are held by private equity subsidiaries amounting to approximately $2.8 billion at December 31, 2002, estimates of fair value are made periodically by management based upon relevant third-party arm's length transactions, current and subsequent financings and comparisons to similar companies for which quoted market prices are available. Independent consultants may be used to provide valuations periodically for certain investments that are not publicly traded or the valuations may be done internally. Internal valuations are reviewed by personnel independent of the investing entity.

     See the discussion of trading account assets and liabilities and investments in Summary of Significant Accounting Policies in Note 1 to the Consolidated Financial Statements. For additional information regarding the sensitivity of these instruments, see "Market Risk Management Process" on page 45.

ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses represents management's estimate of probable losses inherent in the lending portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the credit costs in any quarter and could result in a change in the allowance. At December 31, 2002, the allowance totaled $5.091 billion for the corporate loan portfolio and $6.410 billion for the consumer portfolio. Attribution of the allowance is made for analytic purposes only, and the entire allowance of $11.501 billion is available to absorb probable credit losses inherent in the portfolio including unfunded commitments.

     From December 31, 2000 to December 31, 2002, corporate cash-basis loans increased from $1.970 billion to $4.902 billion and net credit losses rose from $771 million in 2000 to $2.206 billion in 2002, reflecting the worsening condition of the energy and telecommunications industries and deterioration of economic conditions in Latin America and Asia. Over that period, the corporate allowance for credit losses also rose from $4.015 billion to $5.091 billion. Consumer net credit losses increased from $4.423 billion in 2000 to $6.796 billion in 2002 and consumer loans on which accrual of interest has been suspended increased from $3.404 billion to $5.023 billion. The consumer allowance rose from $4.946 billion to $6.410 billion from December 31, 2000 to December 31, 2002, including $640 million and $452 million associated with the acquisitions of Banamex and GSB, respectively, and $206 million in connection with recent Federal Financial Institutions Examination Council (FFIEC) guidance. The level of the consumer allowance was also impacted by deteriorating economic conditions and increased bankruptcies, and the deterioration in Argentina and in the CONSUMER FINANCE portfolio in Japan. Management expects that 2003 loss experience for the corporate portfolio will be comparable to that of 2002. Consumer credit loss rates are expected to be flat despite current economic conditions in the U.S. and Japan, including rising bankruptcy filings and unemployment rates.

     In the corporate loan portfolio, larger-balance, non-homogeneous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. Reserves are established based upon an estimate of probable losses for individual larger-balance, non-homogeneous loans deemed impaired, a statistical model of expected losses on the remaining performing portfolio, as well as management's detailed knowledge of the portfolio and current conditions. Reserves for individual loans that are deemed to be impaired consider all available evidence, including, as appropriate, the present value of expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral.

     The allowance for credit losses attributed to the corporate portfolio, excluding CitiCapital, primarily in the GCIB segment, is established through a process that begins with statistical estimates of probable losses inherent in the portfolio. These estimates are based upon: (1) Citigroup's internal system of credit risk ratings, which are analogous to the risk ratings of the major rating agencies; (2) the corporate portfolio database; and (3) historical default and loss data, including rating agency information regarding default rates from 1983 to 2001 and internal data, dating to the early 1970s, on severity of losses in the event of default. This statistical process generates an estimate for losses inherent in the portfolio as well as a one standard deviation confidence interval around the estimate.

     The statistical estimate for losses inherent in the portfolio is based on historical average default rates, whereas the range of the confidence interval reflects the historical fluctuation of default rates over the credit cycle, the historical variability of loss severity among defaulted loans, and the degree to which there are large obligor concentrations in the global portfolio.

     The statistical estimate of losses inherent in the portfolio may then be adjusted, both for management's estimate of probable losses on specific exposures, as well as for other considerations, such as environmental factors and trends in portfolio indicators, including risk rated exposures, cash-basis loans, historical and forecasted write-offs, and portfolio concentrations. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

     For December 31, 2002, the statistical estimate for inherent losses in the total corporate portfolio (excluding CitiCapital) was $3.434 billion, with a standard deviation of $785 million. This analysis included all corporate loans, commitments and unfunded letters of credit. Management then identified those exposures for which name-specific loss estimates were required, and replaced the statistical estimate of losses with management's estimate of losses. Management made adjustments for other considerations, including portfolio trends and economic indicators. As a result of these adjustments, at December 31, 2002, the allowance for credit losses attributable to the corporate portfolio, excluding CitiCapital, was set at $4.480 billion. In addition, the reserve for unfunded letters of credit was set at $167 million, and is included in other liabilities rather than in the allowance for credit losses.

     CitiCapital's allowance is established based upon an estimate of probable losses inherent in the portfolio for individual loans and leases deemed impaired, and the application of annualized weighted average credit loss ratio to the remaining portfolio. The annualized weighted average credit loss ratio reflects both historical and projected losses. Additional reserves are established to provide for imprecision caused by the use of estimated loss data.

     At December 31, 2002, the CitiCapital allowance totaled $611 million, and was composed of $40 million of reserves on impaired loans, $511 million to be provided for expected credit losses in the performing portfolio and $60 million to reflect imprecision caused by the use of historical data and projected loss data. The reserve for expected credit losses reflects a 1.87% annualized weighted average loss ratio on the performing portfolio. A 0.50% change in the weighted average loss ratio would increase or decrease the December 31, 2002 allowance by $137 million.

     Each portfolio of smaller-balance, homogeneous loans, including consumer mortgage, installment, revolving credit and most other consumer loans, primarily in the Global Consumer segment, is collectively evaluated for impairment in order to provide an allowance sufficient to cover all loans that have shown evidence of impairment as of the balance sheet date. The foundation for assessing the adequacy of the allowance for credit losses for consumer loans is a statistical methodology that estimates the losses inherent in the portfolio at the balance sheet date based on historical delinquency flow rates, charge-off statistics and loss severity. The statistical methodology is applied separately for each individual product within each different geographic region in which the product is offered.

     Under this statistical method, the portfolio of loans is aged and separated into groups based upon the aging of the loan balances (current, 1 to 29 days past due, 30 to 59 days past due, etc.). The statistical method stresses each group of loans based upon the highest quarterly net charge-off rate over the past five years. In addition, management adjusts the statistical result to reflect an additional amount related to economic trends and competitive factors and also considers other available information, including seasonality, portfolio acquisitions, solicitation of new loans, changes in lending policies and procedures, geographical, product, and other environmental factors, changes in bankruptcy laws, and evolving regulatory standards.

     Citigroup has well-established credit loss recognition criteria for its various consumer loan products. These credit loss recognition criteria are based on contractual delinquency status, consistently applied from period to period and in compliance with FFIEC guidelines, including bankruptcy loss recognition. The allowance for credit losses is replenished through a charge to the provision for credit losses for all net credit losses incurred during the relevant accounting period and adjusted to reflect current economic trends and the results of the statistical methodology. The provision for credit losses is highly dependent on both bankruptcy loss recognition and the time it takes for loans to move through the delinquency buckets and eventually to write-off (flow rates). An increase in the Company's share of bankruptcy losses would generally result in a corresponding increase in the provision for credit losses. For example, a 10% increase in the Company's portion of bankruptcy losses would generally result in a similar increase in the provision for credit losses. In addition, an acceleration of flow rates would also result in a corresponding increase to the provision for credit losses. The precise impact that an acceleration of flow rates would have on the provision for credit losses would depend upon the product and geography mix that comprise the flow rate acceleration.

     The evaluation of the total allowance includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing.

     See the discussions of "Consumer Credit Risk" and "Corporate Credit Risk" on pages 40 and 42, respectively, for additional information.

SECURITIZATIONS

     Securitization is a process by which a legal entity issues certain securities to investors, which securities pay a return based on the principal and interest cash flows from a pool of loans or other financial assets. Citigroup securitizes credit card receivables, mortgages, and other loans that it originated and/or purchased and certain other financial assets. After securitization of credit card receivables, the Company continues to maintain account relationships with customers.

Citigroup also assists its clients in securitizing the clients' financial assets. Citigroup may provide administrative, asset management, underwriting, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity.

     There are two key accounting determinations that must be made relating to securitizations. In the case where Citigroup originated or previously owned the financial assets transferred to the securitization entity, a decision must be made as to whether that transfer would be considered a sale under generally accepted accounting principles, resulting in the transferred assets being removed from the Company's Consolidated Statement of Financial Position with a gain or loss recognized. Alternatively, the transfer would be considered a financing, resulting in recognition of a liability in the Company's Consolidated Statement of Financial Position. The second key determination to be made is whether the securitization entity should be considered a subsidiary of the Company and be included in the Company's Consolidated Financial Statements or whether the entity is sufficiently independent that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements to be considered a qualifying special purpose entity (QSPE), the securitization entity is not consolidated by the seller of the transferred assets. Most of the Company's securitization transactions meet the existing criteria for sale accounting and non-consolidation. In January 2003, the Financial Accounting Standards Board
(FASB) issued a new interpretation on consolidation accounting.

     The Company participates in 4,249 securitization transactions, structured investment vehicles and other investment funds with its own and with clients' assets totaling $926.3 billion at December 31, 2002.

     Global Consumer uses QSPEs to conduct its securitization activities, including credit card receivables, and mortgage, home equity and auto loans. Securitizations done by Global Consumer are for the Company's own account.

QSPEs are qualifying special-purpose entities established in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). The Company is the transferor of assets to these QSPEs and, accordingly, does not consolidate these QSPEs. At December 31, 2002, Global Consumer was involved with 172 special purpose entities (SPEs) with assets of $250.0 billion, including five SPEs with assets of $1.8 billion that were consolidated by the Company and 166 QSPEs with assets of $248.2 billion.

     GCIB's securitization activities are conducted on behalf of the Company's clients and to generate revenues for services provided to the SPEs. GCIB uses SPEs to securitize mortgage-backed securities and clients' trade receivables, to create investment opportunities for clients through collateralized debt obligations (CDOs), and to meet other client needs through structured financing and leasing transactions. All the mortgage-backed securities transactions use QSPEs, as do certain CDOs and structured financing transactions. At December 31, 2002, GCIB was involved with 1,344 SPEs with assets of $384.4 billion, including 482 SPEs with assets of $11.0 billion that were consolidated by the Company and 368 QSPEs with assets amounting to $249.7 billion.

     Global Investment Management uses SPEs to create investment opportunities for clients through mutual and money market funds, unit investment trusts, hedge funds and alternative investment structures, substantially all of which were not consolidated by the Company at December 31, 2002. At December 31, 2002, Global Investment Management was involved with 2,711 SPEs with assets of $287.8 billion, including three SPEs with assets of $3.0 billion that were consolidated by the Company and one QSPE with assets of $0.4 billion.

     Proprietary Investment Activities invests in various funds as part of its activities on behalf of the Company and also uses SPEs in creating investment opportunities. At December 31, 2002, Proprietary Investment Activities was involved with 22 SPEs with assets of $4.0 billion, including two SPEs with assets of $0.8 billion that were consolidated by the Company and one QSPE with assets of $0.9 billion.

     Additional information on the Company's securitization activities can be found in "Off-Balance Sheet Arrangements" on page 53, in Note 13 to the Consolidated Financial Statements, and in "Consolidation of Variable Interest Entities" on page 14.

ARGENTINA

     The carrying value of assets and exposures to loss related to the Company's operations in Argentina represents management's estimates based on current economic, legal and political conditions. While these conditions continue to be closely monitored, they remain fluid, and future actions by the Argentine government or further deterioration of its economy could result in changes to those estimates.

     The carrying values of certain assets, including the compensation instruments, government-guaranteed promissory notes (GPNs) and government Patriotic Bonds are based on management's estimates of default, recovery rates and any collateral features. These instruments continue to be monitored, and have been written down to represent management's estimate of their collectibility, which could change as economic conditions in Argentina either stabilize or worsen.

     At December 31, 2002, the carrying values of the compensation notes, GPNs, and Patriotic Bonds were $276 million, $273 million, and $59 million, respectively. These valuations include write-downs which reduced income.

     Management continues to monitor the potential additional economic impact that the ongoing economic crisis may have on the collectibility of loans in Argentina. In 2002, the Company recognized net additions to the allowance for credit losses of $855 million. Additional losses may be incurred in the future.

     In 2002, the Company recognized $232 million in charges and related reserves for Amparos. The Argentina Supreme Court is considering the constitutionality of the 2002 redenomination of bank deposits to pesos. A decision that the redenomination was unconstitutional could result in a potential cost to re-dollarize the deposits depending on the terms of the court's decision. Because the provisions of any such decision could take an unknown variety of forms, the additional cost cannot be estimated. Further, any voluntary actions the Company might undertake, such as the settlement of reprogrammed deposits announced in January 2003, could mitigate such cost. In addition, the Company believes it has a sound basis to bring a claim, as a result of various actions of the Argentine government. A recovery on such a claim could serve to reduce the economic loss of the Company. In the opinion of management, the ultimate resolution of the redenomination would not be likely to have a material adverse effect on the consolidated financial condition of the Company, but may be material to the Company's operating results for any particular period.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

STOCK-BASED COMPENSATION

     On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), prospectively to all awards granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the alternative method of accounting, an offsetting increase to stockholders' equity under SFAS 123 is recorded equal to the amount of compensation expense charged. Earnings per share dilution is recognized as well.

     Assuming a three-year vesting provision for options, the estimated impact of this change will be approximately $0.03 per diluted share in 2003 and, when fully phased in over the next three years, approximately $0.06 per diluted share annually. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

     The Company has made changes to various stock-based compensation plan provisions for future awards. For example, the vesting period and the term of stock options granted in 2003 have been shortened to three and six years, respectively. In addition, the sale of underlying shares acquired through the exercise of options granted after December 31, 2002 will be restricted for a two-year period. The existing stock ownership commitment for senior executives will continue, under which such executives must retain 75% of the shares they own and acquire from the Company over the term of their employment. Original option grants in 2003 and thereafter will not have a reload feature; however, previously granted options will retain that feature. Other changes also may be made that may impact the SFAS 123 adoption estimates disclosed above.

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

     On January 1, 2003, Citigroup adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS 146 will materially affect the financial statements. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation changes the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" (SFAS 94). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

     The provisions of the interpretation are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. FIN 46 also mandates new disclosures about VIEs, some of which are required to be presented in financial statements issued after January 31, 2003. See Note 13 to the Consolidated Financial Statements.

     The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. The rules are recent and, accordingly, they contain numerous provisions that the accounting profession continues to analyze. The Company is considering restructuring alternatives that would enable certain VIEs to meet the criteria for non-consolidation as presently understood. However, at this time, it is anticipated that the effect on the Company's Consolidated Statement of Financial Position could be an increase of $55 billion to assets and liabilities, primarily due to several multi-seller finance companies administered by the Company and certain structured investment vehicles, if these non-consolidation alternatives are not viable. The future viability of these businesses is being assessed. As we continue to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

GUARANTEES AND INDEMNIFICATIONS

     In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. Accordingly, these new disclosures are included in Note 28 to the Consolidated Financial Statements. It is not expected that the recognition and measurement provisions of FIN 45 will have a material effect on the Company's financial position or operating results. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

FEDERAL FINANCIAL INSTITUTIONS EXAMINATION COUNCIL (FFIEC)

     In January 2003, the FFIEC issued guidance on account management and loss allowance practices related to credit card lending. This guidance addresses certain account management and risk management practices as well as income recognition and loss allowance practices for credit card portfolios. The Company is in compliance with the income recognition and loss allowance practices that are set forth in the guidance. The Company continues to assess the impact of the account management and risk management practices portion of the guidance. Certain provisions of the guidance require affected institutions to hold an allowance against the uncollectible portion of accrued interest and fees related to credit card loans that exist on the balance sheet (held portfolio). The Company includes accrued interest and fees receivable on held credit card loans as part of the loan balance, which is included in Loans on the Consolidated Statement of Financial Position. The Company estimates uncollectible interest and fees on credit card loans using migration analysis in which historical delinquency and credit loss experience is applied to the aging of the portfolio. The inherent losses as of the balance sheet date are included as a component of the allowance for credit losses. During 2002, the Company increased the allowance for credit losses by $206 million, through a charge to the provision for credit losses, related to uncollectible interest and fees on held credit card loans.

PENSION ASSUMPTIONS

For the year ended December 31, 2002, pension expense was $24 million for the U.S. plans and $133 million for the foreign plans. During the year ended December 31, 2002, the Company contributed $500 million of Citigroup common stock to its U.S. pension plans and $695 million to its foreign pension plans. Citigroup common stock comprises 7.7% of the U.S. plans' assets at December 31, 2002. All U.S. qualified plans and the funded foreign plans are generally funded to the amounts of accumulated benefit obligations. Net pension expense for the year ended December 31, 2003 for the U.S. plans is not expected to change materially as a result of the amortization of unrecognized net actuarial losses, reflecting our use of the calculated value of assets, which is an averaging process that recognizes changes in the fair values of assets over a period of three years. As the foreign pension plans all use the fair value of plan assets, their pension expense will be directly affected by the actual performance of the plans' assets. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

EXPECTED RATE OF RETURN

     Citigroup determines its assumptions for the expected rate of return on plan assets for its U.S. plans using a "building block" approach, which focuses on ranges of anticipated rates of return for each asset class. A weighted range of nominal rates is then determined based on target allocations to each asset class. Citigroup considers the expected rate of return to be a longer-term assessment of return expectations and does not anticipate changing this assumption annually unless there are significant changes in economic conditions. This contrasts with the selection of the discount rate, future compensation increase rate, and certain other assumptions, which are reconsidered annually in accordance with generally accepted accounting principles. The expected rate of return was 8.0% at December 31, 2002 compared with 9.5% at December 31, 2001, reflecting the trend in equity markets. The 8.0% rate was implemented as of September 1, 2002 when plan assets were revalued in connection with the distribution of a majority portion of Citigroup's ownership interest in TPC to Citigroup common stockholders.

     In calculating pension expense for the U.S. plans and in determining the expected rate of return, the Company uses the calculated value of assets. The plans' assets are allocated 58% to equities, 26% to fixed income, and 16% to real estate and other investments at December 31, 2002. The year-end allocation is within the plans' target ranges. Changing the expected rate of return from 9.5% to 8.0% in 2002 had the effect of increasing 2002 net pension expense by $45 million for the year ended December 31, 2002. For the year ended December 31, 2002, if the expected rate of return had been increased by 1%, net pension expense for the U.S. plans would have decreased by $85 million, and if the expected rate of return had been decreased by 1%, net pension expense would have increased by $85 million.

     A similar approach has been taken in selecting the expected rates of return for Citigroup's foreign plans. The expected rate of return for each plan is based upon its expected asset allocation. Market performance over a number of earlier years is evaluated covering a wide range of economic conditions to determine whether there are sound reasons for projecting forward any past trends. The expected rates of return for the foreign plans ranged from 3.0% to 12.0% for 2002 compared with a range of 3.0% to 12.0% in 2001. The wide variation in these rates is a result of differing asset allocations in the plans as well as varying local economic conditions. For example in certain countries, local law requires that all pension plan assets must be invested in fixed income investments, or in government funds, or in local country securities. Asset allocations for the foreign plans ranged from 100% fixed income investments to 75% equities/25% fixed income investments. For the year ended December 31, 2002, if the expected rate of return had been increased by 1%, net pension expense for the foreign plans would have decreased by $21 million; if the expected rate of return had been decreased by 1%, net pension expense would have increased by $21 million.

DISCOUNT RATE

     The discount rate for the U.S. pension and postretirement plans is selected by reference to the Moody's Aa Long-Term Corporate Bond Yield. At December 31, 2002, the Moody's Aa Long-Term Corporate Bond Yield was 6.52% and the discount rate for both the pension and postretirement plans was set at 6.75%, while at December 31, 2001, the Moody's Long-Term Corporate Bond Yield was 7.08% and the discount rate was set at 7.25%. For the year ended December 31, 2002, if the discount rate had been increased by 1%, net pension expense for the U.S. plans would have decreased by $5.0 million, and if the discount rate had been decreased by 1%, net pension expense would have increased by $70 million.

     The discount rates for the foreign pension and postretirement plans are selected by reference to high quality corporate bond rates in countries that have developed corporate bond markets. However, where developed corporate bond markets do not exist, the discount rates are selected by reference to local government bond rates with a premium added to reflect the additional risk for corporate bonds. At December 31, 2002, the discount rates for the foreign plans ranged from 2.25% to 12.0% compared with a range of 2.5% to 12.0% at December 31, 2001. For the year ended December 31, 2002, if the discount rate had been increased by 1%, net pension expense for the foreign plans would have decreased by $41 million; if the discount rate had been decreased by 1%, net pension expense would have increased by $46 million.

BUSINESS FOCUS

The following tables show the net income (loss) for Citigroup's businesses both on a product view and on a regional view:

CITIGROUP NET INCOME - PRODUCT VIEW

IN MILLIONS OF DOLLARS                            2002      2001 (1)    2000 (1)
--------------------------------------------------------------------------------
GLOBAL CONSUMER

CARDS                                           $   3,125  $    2,536  $   2,179
CONSUMER FINANCE                                    2,210       1,905      1,365
RETAIL BANKING                                      3,230       2,508      1,957
Other                                                (140)       (113)       (91)
                                                --------------------------------
TOTAL GLOBAL CONSUMER                               8,425       6,836      5,410
                                                --------------------------------

GLOBAL CORPORATE AND INVESTMENT BANK

CAPITAL MARKETS AND BANKING                         3,871       3,887      3,567
TRANSACTION SERVICES                                  521         407        465
Other(2)                                           (1,363)         52        (29)
                                                --------------------------------
TOTAL GLOBAL CORPORATE
 AND INVESTMENT  BANK                               3,029       4,346      4,003
                                                --------------------------------

PRIVATE CLIENT SERVICES                               722         767      1,068
                                                --------------------------------

GLOBAL INVESTMENT MANAGEMENT

LIFE INSURANCE AND ANNUITIES                          836         836        794
PRIVATE BANK                                          456         368        317
ASSET MANAGEMENT                                      521         392        349
                                                --------------------------------
TOTAL GLOBAL INVESTMENT MANAGEMENT                  1,813       1,596      1,460
                                                --------------------------------

PROPRIETARY INVESTMENT ACTIVITIES(3)                 (448)        318      1,340

CORPORATE/OTHER                                       (93)       (634)    (1,050)

INCOME FROM CONTINUING OPERATIONS                  13,448      13,229     12,231
INCOME FROM DISCONTINUED OPERATIONS(4)              1,875       1,055      1,288

CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES(5)                               (47)       (158)         -
                                                --------------------------------

TOTAL NET INCOME                                $  15,276  $   14,126  $  13,519
                                                ================================

(1)  Reclassified to conform to the 2002 presentation.
(2) 2002 includes a $1.3 billion after-tax reserve for settlement-in-principle and charge for regulatory and legal matters.
(3) Includes Realized Insurance Investment Portfolio Gains (Losses) primarily from the LIFE INSURANCE AND ANNUITIES and Primerica businesses of ($215) million, $94 million and ($72) million for 2002, 2001 and 2000, respectively.
(4) On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in TPC. Following the distribution, Citigroup began accounting for TPC as discontinued operations. See Note 4 to the Consolidated Financial Statements.
(5) Accounting changes in 2002 of ($47) million include the adoption of the remaining provisions of SFAS 142. Accounting changes in 2001 of ($42) million and ($116) million include the adoption of SFAS 133 and EITF Issue 99-20, respectively. See Note 1 to the Consolidated Financial Statements.

CITIGROUP NET INCOME -- REGIONAL VIEW(1)

IN MILLIONS OF DOLLARS                             2002      2001 (2)   2000 (2)
--------------------------------------------------------------------------------
NORTH AMERICA (EXCLUDING MEXICO)
   Consumer                                     $   5,399  $    4,562  $   3,571
   Corporate and Private Client Services(3)         1,736       2,750      2,464
   Investment Management                            1,367       1,313      1,255
                                                --------------------------------
     TOTAL NORTH AMERICA                            8,502       8,625      7,290
                                                --------------------------------
MEXICO(4)
   Consumer                                           761         119        (60)
   Corporate and Private Client Services              210         101         96
   Investment Management                              234          73         27
                                                --------------------------------
     TOTAL MEXICO                                   1,205         293         63
                                                --------------------------------
WESTERN EUROPE
   Consumer                                           613         446        369
   Corporate and Private Client Services              375         509        697
   Investment Management                                4           4        (21)
                                                --------------------------------
     TOTAL WESTERN EUROPE                             992         959      1,045
                                                --------------------------------
JAPAN
   Consumer                                           977         957        746
   Corporate and Private Client Services               97          97        348
   Investment Management                               57          33         17
                                                --------------------------------
     TOTAL JAPAN                                    1,131       1,087      1,111
                                                --------------------------------
ASIA (EXCLUDING JAPAN)
   Consumer                                           652         605        530
   Corporate and Private Client Services              662         617        547
   Investment Management                              107          79         53
                                                --------------------------------
     TOTAL ASIA                                     1,421       1,301      1,130
                                                --------------------------------
LATIN AMERICA
   Consumer                                          (144)         64        209
   Corporate and Private Client Services               75         538        524
   Investment Management                               22          63         94
                                                --------------------------------
     TOTAL LATIN AMERICA                              (47)        665        827
                                                --------------------------------
CENTRAL AND EASTERN EUROPE,
  MIDDLE EAST AND AFRICA
   Consumer                                           167          83         45
   Corporate and Private Client Services              596         501        395
   Investment Management                               22          31         35
                                                --------------------------------
     TOTAL CENTRAL AND EASTERN EUROPE,
       MIDDLE EAST AND AFRICA                         785         615        475
                                                --------------------------------
PROPRIETARY INVESTMENT ACTIVITIES                    (448)        318      1,340

CORPORATE /OTHER(5)                                   (93)       (634)    (1,050)

INCOME FROM CONTINUING OPERATIONS                  13,448      13,229     12,231
INCOME FROM DISCONTINUED OPERATIONS(6)              1,875       1,055      1,288
CUMULATIVE EFFECT
 OF ACCOUNTING CHANGES(7)                             (47)       (158)         -
                                                --------------------------------
TOTAL NET INCOME                                $  15,276  $   14,126  $  13,519
                                                ================================

(1) Proprietary Investment Activities is centrally managed and not allocated to any region.
(2)  Reclassified to conform to the 2002 presentation.
(3) 2002 includes a $1.3 billion after-tax reserve for settlement-in-principle and charge for regulatory and legal matters.
(4) Mexico's results include the operations of Banamex from August 2001 forward.
(5) Corporate/Other is not allocated to any region, however, it is primarily concentrated within North America (excluding Mexico).
(6)  See Note 4 to the Consolidated Financial Statements.
(7)  See Note 1 to the Consolidated Financial Statements.


SELECTED REVENUE AND EXPENSE ITEMS

     Net interest revenue was $37.7 billion in 2002, up $5.0 billion or 15% from 2001, which was up $6.4 billion or 24% from 2000, reflecting the impact of a changing rate environment, business volume growth in most markets and the impact of acquisitions.

     Total commissions, asset management and administration fees and other fee revenues of $20.4 billion were down $578 million or 3% in 2002 primarily reflecting decreased activity in over-the-counter securities sales and mutual fund commissions due to depressed market conditions, partially offset by the impact of acquisitions. Insurance premiums of $3.4 billion in 2002 were down 1% from year-ago levels and up $214 million or 7% in 2001 compared to 2000.

     Principal transactions revenues of $4.5 billion decreased $1.0 billion or 19% from 2001 primarily reflecting results in GCIB. Realized gains/(losses) from sales of investments of ($485) million in 2002 were down from $237 million in 2001, and down from $760 million in 2000. Other revenue of $5.8 billion in 2002 increased $1.3 billion from 2001, which was down $1.5 billion from 2000. The 2002 increase primarily reflected the gain on the sale of 399 Park Avenue, higher securitization gains and activities, partially offset by lower venture capital activity and increased credit losses on securitized credit card receivables.

OPERATING EXPENSES

     Operating expenses grew $770 million or 2% to $37.3 billion in 2002, and increased $719 million or 2% from 2000 to 2001. Expenses included the impact from acquisitions and the settlement-in-principle charge which were largely offset by lower compensation and benefits, expense rationalization initiatives and a benefit of $610 million from the absence of goodwill and other indefinite-lived intangible asset amortizations.

THE NET INCOME LINE IN THE FOLLOWING BUSINESS SEGMENTS AND OPERATING UNIT DISCUSSIONS EXCLUDES THE CUMULATIVE EFFECT OF ACCOUNTING CHANGES AND INCOME FROM DISCONTINUED OPERATIONS. THE CUMULATIVE EFFECT OF ACCOUNTING CHANGES AND INCOME FROM DISCONTINUED OPERATIONS IS DISCLOSED WITHIN THE CORPORATE/OTHER BUSINESS SEGMENT. SEE NOTES 1 AND 4 TO THE CONSOLIDATED FINANCIAL STATEMENTS. CERTAIN AMOUNTS IN PRIOR YEARS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR'S PRESENTATION.

GLOBAL CONSUMER

GLOBAL CONSUMER--2002 NET INCOME
In billions of dollars

[EDGAR REPRESENTATION OF GRAPHIC DATA]

2000            $5.410
2001            $6.836
2002            $8.425


GLOBAL CONSUMER--2002 NET INCOME BY PRODUCT*

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Retail Banking          38%
Consumer Finance        26%
Cards                   36%

* Excludes Other

GLOBAL CONSUMER--2002 NET INCOME BY REGION*

[EDGAR REPRESENTATION OF GRAPHIC DATA]

CEEMEA                   2%
Asia                     8%
Japan                   11%
Western Europe           7%
Mexico                   9%
North America           63%

* Excludes Latin America

GLOBAL CONSUMER

IN MILLIONS OF DOLLARS                             2002       2001        2000
--------------------------------------------------------------------------------
REVENUES,  NET OF INTEREST EXPENSE              $  37,069  $   32,365  $  28,319
Operating expenses                                 16,234      15,558     14,737
Provisions for benefits,
   claims, and credit losses                        7,899       6,096      5,063
                                                --------------------------------
INCOME BEFORE TAXES
 AND MINORITY INTEREST                             12,936      10,711      8,519
Income taxes                                        4,471       3,848      3,090
Minority interest, after-tax                           40          27         19
                                                --------------------------------
NET INCOME                                      $   8,425  $    6,836  $   5,410
                                                ================================

     GLOBAL CONSUMER -- which provides banking, lending, including credit and charge cards, investment and personal insurance products and services to customers around the world -- reported net income of $8.425 billion in 2002, up $1.589 billion or 23% from 2001, which, in turn, increased $1.426 billion or 26% from 2000, driven by double digit growth in RETAIL BANKING, CARDS and CONSUMER FINANCE. RETAIL BANKING net income increased $722 million or 29% in 2002 and $551 million or 28% in 2001 as the impact of acquisitions, including prior-year restructuring charges, combined with growth in North America and the international markets was partially offset by losses in Argentina. CARDS net income increased $589 million or 23% in 2002 and $357 million or 16% in 2001 mainly reflecting growth in Citi Cards and the acquisition of Banamex. CONSUMER FINANCE net income increased $305 million or 16% in 2002 primarily due to growth in North America and Western Europe, partially offset by the impact of higher net credit losses in Japan. CONSUMER FINANCE net income increased $540 million or 40% in 2001 mainly reflecting revenue growth and expense savings in North America and higher business volumes, including the impact of acquisitions, in Japan.

     Global Consumer net income included a net restructuring-related release of $10 million ($14 million pretax) in 2002 and restructuring-related charges of $127 million ($198 million pretax) in 2001 and $144 million ($223 million pretax) in 2000. See Note 17 to the Consolidated Financial Statements for a discussion of restructuring-related items.

     In November 2002, Citigroup completed the acquisition of GSB, which added $25 billion in deposits and $35 billion in loans, including $33 billion in RETAIL BANKING and $2 billion in CONSUMER FINANCE. In February and May 2002, CitiFinancial Japan acquired the consumer finance businesses of Taihei Co., Ltd. (Taihei) and Marufuku Co., Ltd. (Marufuku), respectively, adding $1.1 billion in loans. In August 2001, Citicorp completed its acquisition of Banamex, adding approximately $20 billion in consumer deposits and $10 billion in loans, including $8 billion in RETAIL BANKING and $2 billion in CARDS. Subsequently, Citibank Mexico's banking operations merged into Banamex, with Banamex being the surviving entity. In July 2001, Citibanking North America completed the acquisition of European American Bank (EAB), adding $9 billion in deposits and $4 billion in loans. In September 2000, CitiFinancial Japan completed the acquisition of Unimat Life Corporation (Unimat) which added $1.2 billion in loans. These acquisitions were accounted for as purchases, therefore, their results are included in the Global Consumer results from the dates of acquisition. On November 30, 2000, Citigroup completed its acquisition of Associates First Capital Corporation (Associates) which was accounted for as a pooling of interests and is included in the results of CARDS, CONSUMER FINANCE and RETAIL BANKING.

     The table below shows net income by region for Global Consumer.

GLOBAL CONSUMER NET INCOME -- REGIONAL VIEW

IN MILLIONS OF DOLLARS                             2002       2001        2000
--------------------------------------------------------------------------------
North America (excluding Mexico)                $   5,399  $    4,562  $   3,571
Mexico                                                761         119        (60)
Western Europe                                        613         446        369
Japan                                                 977         957        746
Asia (excluding Japan)                                652         605        530
Latin America                                        (144)         64        209
Central and Eastern Europe,
  Middle East and Africa                              167          83         45
                                                --------------------------------
TOTAL NET INCOME                                $   8,425  $    6,836  $   5,410
                                                ================================

     Growth in Global Consumer in 2002 was led by North America (excluding Mexico), Mexico and Western Europe and was partially offset by a decline in Latin America. North America (excluding Mexico) grew 18%, reflecting increases in all product lines combined with the addition of GSB. Mexico increased $642 million, mainly due to the Banamex acquisition in August

2001. Western Europe experienced growth of 37% in 2002, driven by strengthening currencies and higher loan volumes in RETAIL BANKING and CONSUMER FINANCE. Income in Japan increased 2% as a gain on sale of the mortgage portfolio in RETAIL BANKING was partially offset by higher credit costs in CONSUMER FINANCE. The decline in Latin America of $208 million in 2002 was mainly due to economic conditions in Argentina which impacted all product lines. The increase in CEEMEA of $84 million mainly reflected a gain resulting from the disposition of a portion of an equity investment along with growth in credit card receivables and deposit volumes.

CARDS

IN MILLIONS OF DOLLARS                             2002       2001        2000
--------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE               $  13,788  $   12,054  $  10,703
Operating expenses                                  5,560       5,499      5,343
Provision for credit losses                         3,424       2,596      1,951
                                                --------------------------------
INCOME BEFORE TAXES
  AND MINORITY INTEREST                             4,804       3,959      3,409
Income taxes                                        1,677       1,423      1,230
Minority interest, after-tax                            2           -          -
                                                --------------------------------
NET INCOME                                      $   3,125  $    2,536  $   2,179
                                                ================================
Average assets (IN BILLIONS OF DOLLARS)                63          60         57
Return on assets                                     4.96%       4.23%      3.82%
                                                ================================

     CARDS -- which includes bankcards, private-label cards and charge cards in 47 countries around the world -- reported net income of $3.125 billion in 2002, up $589 million or 23% from 2001, led by North America which benefited from revenue growth and expense management as well as the acquisition of Banamex in August 2001. Net income in 2001 of $2.536 billion was up $357 million or 16% from 2000, driven by growth in Citi Cards, prior-year restructuring-related items and the Banamex acquisition, partially offset by declines resulting from economic conditions in Argentina.

     As shown in the following table, average managed loans grew 6% in 2002, reflecting growth of 5% in North America and 8% in International Cards. Growth in North America was led by Citi Cards, which benefited from increased advertising and marketing expenditures, and Mexico, which included the effect of the Banamex acquisition. Growth in International Cards reflected broad-based increases in Asia and growth in Western Europe, led by the U.K., Greece and Spain, all of which also benefited from strengthening currencies in 2002. The growth in International Cards was partially offset by a decline in Argentina reflecting the negative impact of foreign currency translation and lower loan volumes. Average managed loans grew 10% in 2001, mainly reflecting growth in Citi Cards and the addition of Banamex. Sales were up 5% in 2002, reflecting growth in Citi Cards, Western Europe and Asia combined with the impact of the events of September 11th on prior-year sales levels. Sales were unchanged in 2001 as the negative impact of the events of September 11th and the sale of Diners Club franchises in Western Europe were partially offset by the addition of Banamex.

IN BILLIONS OF DOLLARS                             2002       2001        2000
--------------------------------------------------------------------------------
SALES
  North America                                 $   245.1  $    233.2  $   231.4
  International                                      34.0        32.4       34.2
                                                --------------------------------
TOTAL SALES                                     $   279.1  $    265.6  $   265.6

AVERAGE MANAGED LOANS
  North America                                 $   110.2  $    104.6  $    94.0
  International                                      10.8        10.0        9.8
                                                --------------------------------
TOTAL AVERAGE MANAGED LOANS                     $   121.0  $    114.6  $   103.8
                                                ================================

     Revenues, net of interest expense, of $13.788 billion in 2002 increased $1.734 billion or 14% from 2001, primarily reflecting growth in North America, Asia and Western Europe, partially offset by a decline in Latin America. Revenue growth in North America was mainly due to spread improvements, resulting from lower cost of funds that was partially offset by lower yields, combined with the benefit of receivable growth and the acquisition of Banamex. Citi Cards revenues in 2002 also included net gains of $425 million as a result of changes in estimates in the timing of revenue recognition on securitizations and $128 million from an increase in the amortization period for certain direct loan origination costs. Growth in Asia was led by Korea, the Philippines and Malaysia while growth in Western Europe was led by the U.K., Spain and Greece, and included the benefit of foreign currency translation. The decline in Latin America reflected continued weakness in Argentina where reduced business activity and the negative impact of foreign currency translation in 2002 were partially offset by redenomination losses of $111 million associated with consumer loans in 2001. Revenues in 2001 increased $1.351 billion or 13% from 2000 as spread improvements, increased receivables and the addition of Banamex were partially offset by redenomination losses in Argentina.

     Operating expenses of $5.560 billion in 2002 increased $61 million or 1% from 2001. Operating expenses in 2002 included a net restructuring reserve release of $23 million ($14 million after-tax) compared to restructuring-related charges of $16 million ($11 million after-tax) in 2001. Excluding restructuring-related items, expenses increased 2% in North America and 1% in International Cards. Expense growth in North America reflected the addition of Banamex and increased advertising and marketing costs in Citi Cards that were partially offset by disciplined expense management including the impact of expense reduction initiatives in Diners Club N.A. In 2001, operating expenses of $5.499 billion grew $156 million or 3% from 2000 as volume-related increases and the addition of Banamex were partially offset by lower restructuring-related charges. Operating expenses in 2000 included restructuring-related charges of $96 million ($60 million after-tax), mainly reflecting actions in Citi Cards.

     The provision for credit losses in 2002 was $3.424 billion compared to $2.596 billion in 2001 and $1.951 billion in 2000. The increase in the provision for credit losses reflected the impact of receivable growth, primarily in Citi Cards and the U.K., and higher loss rates in Hong Kong, as well as an increase resulting from the Argentine crisis. The provision for credit loss in 2002 also included a $206 million addition to the loan loss reserve established in accordance with recent FFIEC guidance related to uncollectible interest and late fees for on-balance sheet credit card receivables in Citi Cards.

     The securitization of credit card receivables is limited to the Citi Cards business within North America. At December 31, 2002, securitized credit card receivables were $67.1 billion, compared to $67.0 billion at December 31, 2001 and $57.2 billion at December 31, 2000. Credit card receivables held-for-sale were $6.5 billion at December 31, 2002 and 2001, compared to $8.1 billion at December 31, 2000. Because securitization changes Citigroup's role from that of a lender to that of a loan servicer, it removes the receivables from Citigroup's balance sheet and affects the amount of revenue and the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables and receivables held-for-sale, gains are recognized upon sale and amounts that would otherwise be reported as net interest revenue, fee and commission revenue, and credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and other revenue (for the remaining revenue, net of credit losses and the amortization of previously recognized securitization gains). Because credit losses are a component of these cash flows, revenues over the term of the transactions may vary depending upon the credit performance of the securitized receivables. However, Citigroup's exposure to credit losses on the securitized receivables is contractually limited to the cash flows from the receivables.

     Including the effect of securitizations, managed net credit losses in 2002 were $7.175 billion with a related loss ratio of 5.93%, compared to $6.051 billion and 5.28% in 2001 and $4.367 billion and 4.21% in 2000. The increase in the net credit loss ratio in 2002 was primarily due to increases in Citi Cards, reflecting industry-wide trends in the U.S., combined with increases in Asia resulting from higher bankruptcy losses in Hong Kong. Loans delinquent 90 days or more on a managed basis were $2.398 billion or 1.84% at December 31, 2002, compared to $2.384 billion or 1.96% at December 31, 2001 and $1.671 billion or 1.46% at December 31, 2000.

CONSUMER FINANCE

IN MILLIONS OF DOLLARS                             2002       2001        2000
--------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE               $   9,654  $    8,838  $   7,704
Operating expenses                                  3,002       3,336      3,446
Provisions for benefits,
 claims, and credit losses                          3,240       2,499      2,127
                                                --------------------------------
INCOME BEFORE TAXES                                 3,412       3,003      2,131
Income taxes                                        1,202       1,098        766
                                                --------------------------------
NET INCOME                                      $   2,210  $    1,905  $   1,365
--------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)         $      91  $       84  $      76
Return on assets                                     2.43%       2.27%      1.80%
================================================================================

     CONSUMER FINANCE -- which provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses -- reported net income of $2.210 billion in 2002, up $305 million or 16% from 2001, as revenue growth and continued efficiencies resulting from the integration of Associates in North America were partially offset by higher net credit losses in the U.S. and Japan. Net income growth in 2002 included after-tax benefits of $117 million due to the absence of goodwill and other indefinite-lived intangible asset amortization. Net income of $1.905 billion in 2001 grew $540 million or 40% from 2000, primarily reflecting growth in receivables and expense savings in North America combined with the impact of acquisitions in Japan.

IN BILLIONS OF DOLLARS                             2002       2001        2000
--------------------------------------------------------------------------------
AVERAGE LOANS
Real estate-secured loans                       $    46.9  $     44.1  $    37.8
Personal                                             20.6        19.2       17.3
Auto                                                  6.6         4.6        3.7
Sales finance and other                               3.8         3.5        3.5
                                                --------------------------------
TOTAL AVERAGE LOANS                             $    77.9  $     71.4  $    62.3
                                                ================================

     As shown in the preceding table, average loans grew 9% in 2002 resulting from the cross-selling of products through Primerica, an increase in auto loans in the U.S., the acquisitions of Taihei and Marufuku in Japan and growth in real estate-secured loans in Western Europe. Average auto loans in 2002 increased $2.0 billion or 43% from 2001, reflecting a shift in funding policy to fund business volumes internally and the addition of GSB auto loans in November 2002. In Japan, average loans of $12.2 billion in 2002 grew $1.6 billion or 15% from 2001, reflecting, in part, the acquisitions of Taihei and Marufuku which added $1.1 billion to average loans, primarily personal loans. Average loans grew 15% in 2001 mainly reflecting higher volumes from CitiFinancial locations, the cross-selling of products through Primerica and the impact of acquisitions in the U.S. and Japan.

     As shown in the following table, the average net interest margin of 11.01% in 2002 increased 15 basis points from 2001 as improved margins in North America were partially offset by compression in International Consumer Finance. In North America, the average net interest margin was 8.47% in 2002, increasing 28 basis points from the prior year as the benefit of lower cost of funds was partially offset by lower yields, both reflecting a lower interest rate environment. The average net interest margin for International Consumer Finance was 21.14% in 2002, down 99 basis points from the prior year as lower cost of funds was more than offset by a decrease in yields resulting, in part, from strong growth in lower-risk real estate-secured loans, that have lower yields, in Western Europe. The average net interest margin of 10.86% in 2001 increased 40 basis points from 2000, as lower cost of funds was partially offset by growth in real estate-secured loans.

                                                   2002       2001        2000
--------------------------------------------------------------------------------
AVERAGE NET INTEREST MARGIN
North America                                        8.47%       8.19%      8.01%
International                                       21.14%      22.13%     21.66%
TOTAL                                               11.01%      10.86%     10.46%
================================================================================

     Revenues, net of interest expense, of $9.654 billion in 2002 increased $816 million or 9% from 2001. The increase in revenue reflected growth of 10% in North America and 8% in International Consumer Finance. Revenue growth in North America reflected the benefit of receivable growth which included the acquisition of GSB and improved net interest margins. In International Consumer Finance, revenue growth in Japan and Western Europe was partially offset by a decline in Latin America. Revenue growth in Japan was primarily driven by the impact of acquisitions and was partially offset by lower foreign currency gains. Revenue growth in Western Europe reflected higher volumes and the benefit of foreign currency translation, partially offset by lower yields. The decline in Latin America was due to continued weakness in Argentina where reduced business activity and the negative impact of foreign currency translation in 2002 was partially offset by redenomination losses of $62 million associated with consumer loans in 2001. Revenues of $8.838 billion in 2001 increased $1.134 billion or

15% from 2000 reflecting the benefit of receivable growth in North America, Western Europe and Japan, including the acquisition of Unimat, partially offset by redenomination losses in Argentina.

     Operating expenses of $3.002 billion in 2002 decreased $334 million or 10% from 2001 reflecting declines of 8% in North America and 13% in International Consumer Finance. The improvement in expenses was primarily due to continued benefits from the integration of Associates in the U.S., the absence of goodwill and other indefinite-lived intangible asset amortization and the benefit of foreign currency translation and management expense initiatives in Latin America. Expenses of $3.336 billion in 2001 decreased $110 million or 3% from 2000 reflecting expense savings in the U.S., as well as higher restructuring-related charges in 2000, partially offset by the addition of Unimat in Japan. Operating expenses included restructuring-related charges of $8 million ($6 million after-tax) in 2002, $34 million ($20 million after-tax) in 2001 and $108 million ($70 million after-tax) in 2000. Restructuring-related charges in 2001 and 2000 were mainly due to actions in the U.S.

     The provisions for benefits, claims, and credit losses were $3.240 billion in 2002, up from $2.499 billion in 2001 and $2.127 billion in 2000, primarily reflecting increases in the provision for credit losses in Japan and the U.S., including the impact of acquisitions. Net credit losses and the related loss ratio were $2.968 billion and 3.81% in 2002, up from $2.213 billion and 3.10% in 2001 and $1.845 billion and 2.96% in 2000. In North America, net credit losses were $1.865 billion and the related loss ratio was 3.00% in 2002, compared to $1.527 billion and 2.65% in 2001, and $1.339 billion and 2.61% in 2000. The increase in net credit losses in 2002 was due to increases in the personal and auto loan portfolios in the U.S. Net credit losses in the U.S. included $76 million in 2001 from sales of certain under-performing loans, which were charged against the allowance for credit losses and resulted in a 13 basis point increase to the net credit loss ratio in North America. Net credit losses in International Consumer Finance were $1.103 billion and the related loss ratio was 7.05% in 2002, up from $686 million and 5.01% in 2001 and $506 million and 4.58% in 2000 primarily due to increased bankruptcy filings and deteriorating credit quality in selected portions of the Japan portfolio.

     Loans delinquent 90 days or more were $2.119 billion or 2.52% of loans at December 31, 2002, compared to $2.243 billion or 3.04% at December 31, 2001 and $1.435 billion or 2.15% at December 31, 2000. The decrease in delinquencies in 2002 was primarily due to improvements in the U.S., including the impact of credit risk management initiatives undertaken as part of the integration of Associates.

     In Japan, net credit losses and the related loss ratio are expected to increase from 2002 as a result of economic conditions and credit performance of the portfolios, including increased bankruptcy filings. This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

RETAIL BANKING

IN MILLIONS OF DOLLARS                             2002       2001        2000
--------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE               $  13,335  $   11,281  $   9,696
Operating expenses                                  7,149       6,300      5,585
Provisions for benefits,
 claims, and credit losses                          1,235       1,061        980
                                                --------------------------------
INCOME BEFORE TAXES
 AND MINORITY INTEREST                              4,951       3,920      3,131
Income taxes                                        1,683       1,385      1,155
Minority interest, after-tax                           38          27         19
                                                --------------------------------
NET INCOME                                      $   3,230  $    2,508  $   1,957
--------------------------------------------------------------------------------
Average assets (IN BILLIONS OF DOLLARS)         $     176  $      139  $     110
Return on assets                                     1.84%       1.80%      1.78%
================================================================================

     RETAIL BANKING -- which delivers banking, lending, investment and insurance services to customers through retail branches, electronic delivery systems and the network of Primerica independent agents -- reported net income of $3.230 billion in 2002, up $722 million or 29% from 2001. The increase in RETAIL BANKING reflected growth in both North America and International Retail Banking net income of $714 million or 47% and $8 million or 1%, respectively. Growth in North America was primarily due to the impact of acquisitions, revenue growth in Citibanking North America and Consumer Assets as well as restructuring-related charges in the prior year. The increase in International Retail Banking reflected growth in all regions except Latin America, which continued to be impacted by economic weakness in Argentina. Net income of $2.508 billion in 2001 grew $551 million or 28% from 2000 reflecting the impact of acquisitions in North America and growth in International Retail Banking in all regions except Latin America.

     As shown in the following table, RETAIL BANKING grew customer deposits and average loans in 2002. The growth in North America primarily reflected the timing of acquisitions. In addition, North America experienced customer deposit growth in Citibanking North America and average loan growth in Consumer Assets, primarily due to increased student loans and mortgage loans held for sale. International Retail Banking average loans declined 1% in 2002 as the impact of credit risk management initiatives and foreign currency translation in Argentina and the sale of the mortgage portfolio in Japan were partially offset by growth in installment loans, including the impact of foreign currency translation, in Germany. Average customer deposits in the international markets were essentially unchanged in 2002 as growth in Japan was offset by the negative impact of foreign currency translation in Argentina. Growth in average customer deposits in 2001 was driven by the acquisitions of Banamex and EAB as well as increases in all markets except Latin America.

Increases in average loans in 2001 were mainly due to acquisitions and growth in Consumer Assets and Western Europe.

IN BILLIONS OF DOLLARS                             2002       2001        2000
--------------------------------------------------------------------------------
AVERAGE CUSTOMER DEPOSITS
   North America                                $    91.2  $     68.2  $    50.0
   International                                     79.0        78.8       72.8
                                                --------------------------------
TOTAL AVERAGE CUSTOMER DEPOSITS                 $   170.2  $    147.0  $   122.8

AVERAGE LOANS
   North America(1)                             $    75.6  $     59.8  $    45.4
   International                                     37.4        37.6       36.4
                                                --------------------------------
TOTAL AVERAGE LOANS                             $   113.0  $     97.4  $    81.8
                                                ================================

(1)  Includes loans held for sale.

     Revenues, net of interest expense, of $13.335 billion in 2002 increased $2.054 billion or 18% from 2001. Revenues in North America grew $1.939 billion or 28%, driven by the impact of acquisitions combined with growth in Citibanking North America, Consumer Assets and Primerica. Excluding the acquisitions of EAB and GSB, growth in Citibanking North America reflected the benefit of customer deposit growth and increased debit card fees, partially offset by reduced net funding and positioning spreads. Excluding the acquisition of GSB, revenue growth in Consumer Assets was mainly due to higher mortgage securitization income and increased spreads and volumes in student loans, partially offset by lower servicing revenue. The decline in servicing revenue primarily reflected increased mortgage refinancing and prepayment activity that was driven by lower interest rates. Revenue growth in Primerica was driven by volume-related growth in insurance premiums. International Retail Banking revenues increased $115 million or 3% reflecting growth across the regions, partially offset by a decline in Latin America. Growth in Western Europe was largely due to increased loan volumes and improved spreads, along with the benefit of foreign currency translation. Revenue increases in Asia and CEEMEA reflected the benefit of growth in business volumes and investment product fees. In Japan, a $65 million gain on sale of the mortgage portfolio and growth in investment product fees resulted in a 15% increase in revenues. The decline in Latin America was due to events in Argentina, which included losses on Amparos, reduced business activity due to the economic situation, the negative impact of foreign currency translation and losses resulting from government-mandated inflation-indexed interest accruals. The 2002 decline in Latin America was partially offset by redenomination losses in 2001 of $62 million associated with consumer loans in Argentina. Revenues of $11.281 billion in 2001 grew $1.585 billion or 16% from 2000 reflecting the impact of acquisitions along with growth in Citibanking North America, Consumer Assets, Asia and CEEMEA.

     Operating expenses of $7.149 billion in 2002 increased $849 million or 13% from 2001 reflecting increases of 21% in North America and 2% in International Retail Banking. Operating expenses in 2002 included restructuring-related charges of $5 million compared to restructuring-related charges of $128 million ($83 million after-tax) in 2001, primarily related to the acquisition of Banamex, and $22 million ($16 million after-tax) in 2000. Excluding restructuring-related charges, the increase in North America resulted from the impact of acquisitions and other volume-related increases. The increase in International Retail Banking reflected the impact of increased business volumes, partially offset by expense reduction initiatives and the impact of foreign currency translation in Latin America. Operating expenses in 2001 were up $715 million or 13% compared to 2000 primarily reflecting the addition of EAB and Banamex, higher restructuring-related charges, increased advertising and marketing costs and other volume-related increases.

     The provisions for benefits, claims, and credit losses were $1.235 billion in 2002, up from $1.061 billion in 2001 and $980 million in 2000. The increase in the provisions for benefits, claims, and credit losses in 2002 was mainly due to the inclusion of a full year for Banamex combined with the impact of loan growth and higher net credit losses as well as an increase resulting from the Argentine crisis. The increase in the provisions in 2001 compared to 2000 was mainly due to the impact of acquisitions, partially offset by a decline in Asia. Net credit losses were $753 million and the related loss ratio was 0.67% in 2002, compared to $636 million and 0.65% in 2001 and $618 million and 0.76% in 2000. The 2002 increase in net credit losses was mainly due to the acquisition of Banamex.

     Loans delinquent 90 days or more were $4.150 billion or 2.84% of loans at December 31, 2002, compared to $3.437 billion or 3.30% at December 31, 2001 and $2.124 billion or 2.37% in 2000. The increase in delinquent loans in 2002 was primarily due to increases in Consumer Assets and Western Europe, partially offset by improvements in the mortgage and middle market loan portfolios in Mexico. The increase in Consumer Assets mainly reflected the addition of GSB and a higher level of buy backs from GNMA pools where credit risk is maintained by government agencies. The increase in Western Europe occurred mainly in Germany and reflected the impact of statutory changes and foreign currency translation.

     Average assets of $176 billion in 2002 increased $37 billion from 2001, which, in turn, increased $29 billion from 2000. The increases in 2002 and 2001 primarily reflected the acquisitions of Banamex, EAB and GSB.

OTHER CONSUMER

IN MILLIONS OF DOLLARS                            2002        2001        2000
--------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE              $     292   $     192   $     216
Operating expenses                                   523         423         363
Provisions for benefits,
 claims, and credit losses                             -         (60)          5
                                               ---------------------------------
INCOME BEFORE TAX BENEFITS                          (231)       (171)       (152)
Income tax benefits                                  (91)        (58)        (61)
                                               ---------------------------------
NET LOSS                                       $    (140)  $    (113)  $     (91)
                                               =================================

OTHER CONSUMER - which includes certain treasury and other unallocated staff functions, global marketing and other programs -- reported losses of $140 million, $113 million and $91 million in 2002, 2001 and 2000, respectively. Included in the 2002 results was a $52 million gain resulting from the disposition of a portion of an equity investment in CEEMEA and gains from the sales of buildings in Asia. Excluding these items, the increase in losses from 2001 reflected lower foreign currency hedge gains and an increase in legal costs in connection with settlements reached during the year. The increase in losses from 2000 was primarily due to lower treasury results and lower foreign currency hedge gains.

     Operating expenses included a restructuring-related credit of $4 million in 2002, a restructuring-related charge of $20 million ($13 million after-tax) in 2001 and a restructuring-related credit of $3 million in 2000.

     Revenues, expenses, and the provisions for benefits, claims and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer operating segments.

GLOBAL CONSUMER OUTLOOK

     Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

     During 2003, the Global Consumer businesses will continue to maintain a focus on tight expense control and productivity improvements. While the businesses will also focus on expanding the base of stable and recurring revenues and managing credit risk, revenue and credit performance will also be impacted by U.S. and global economic conditions, including the level of interest rates, bankruptcy filings and unemployment rates, as well as political policies and developments around the world. The Company remains diversified across a number of geographies, product groups and customer segments and continues to monitor the economic situation in all of the countries in which it operates.

     CARDS -- In 2002, CARDS reported record income of $3.1 billion, an increase of 23% from 2001 as operating margins continued to expand with 13% growth in risk-adjusted revenue outpacing a 1% increase in expenses. In 2003, CARDS is expected to deliver strong earnings growth with increased receivables and moderately improved net credit losses.

     In 2003, Citi Cards expects continued income growth and consistent risk-adjusted revenue performance, despite the continuation of a challenging competitive environment. The business expects to achieve strong receivable growth through the addition of certain private label card programs, organic growth and new product launches. In Mexico, the Company will continue to leverage the expertise and experience of the global CARDS franchise. International Cards is also expecting strong earnings growth in 2003 with a focus on expanding the revenue base through growth in sales, receivables and accounts while investing in both new and existing markets, including expansion in Europe and the recently announced joint venture with the Shanghai Pudong Development Bank in China.

     CONSUMER FINANCE -- In 2002, CONSUMER FINANCE reported record income of $2.2 billion, an increase of 16% from 2001 as revenue growth and continued expense reductions offset higher credit costs. In 2003, CONSUMER FINANCE expects moderate income growth.

     In North America, CitiFinancial expects to deliver income growth through the integration of GSB auto operations combined with growth in receivables and a continued focus on expense management. Moderate revenue growth is anticipated in 2003 as the impact of receivable growth is partially offset by the continued shift in the portfolio toward higher-quality credits with a more diversified and competitively priced product set. In the international markets, growth in 2003 is expected to be negatively impacted by performance in Japan, where challenging economic conditions persist. Throughout 2002, the consumer finance industry in Japan experienced significant increases in bankruptcy losses that reached record levels. In 2003, we expect credit losses in Japan to continue to rise and volume pressure, resulting from a tightening of underwriting standards in 2002, to continue. To mitigate the impact of the deteriorating environment, the business increased its focus on operating efficiencies through the centralization of back-office functions and rationalization of the branch network. In other international markets, important growth opportunities are anticipated as we continue to focus on gaining market share in both new and established markets including Denmark, Poland, South Korea and Thailand.

     RETAIL BANKING -- In 2002, RETAIL BANKING reported record income of $3.2 billion, an increase of 29% from 2001, reflecting a year of continued success in core business performance across most regions combined with the impact of acquisitions, which helped to drive North America income up 47%. In 2003, RETAIL BANKING expects to deliver strong income increases with ongoing improvements in core business performance and the addition of GSB while continuing to manage through the economic uncertainties in Latin America, including the impact of Argentine government actions on consumer deposits in that country. For further information regarding the situation in Argentina, see the discussions on the "Impact from Argentina's Economic Changes" and "Argentina" on pages 8 and 13, respectively.

     In 2003, we expect to complete the integration of GSB, which added 352 branches, primarily in California, and significantly improves our penetration in the west coast market as well as provides an important foothold in the growing Hispanic banking market. The technology portion of the integration should be completed in the first quarter of 2003, while the transition to the Citi sales model, which began with the offering of selective Citigroup products in November 2002, is expected to be ongoing throughout 2003. In 2003, Citibanking North America will maintain a focus on improving sales productivity in the financial centers, increasing customer retention and cross-selling in the branch network and leveraging technologies to drive cost efficiencies. In Consumer Assets, CitiMortgage is expected to achieve growth through continued market share gains in originations and reduced costs from operational efficiencies while Student Loans will continue to benefit from the strong Citi brand, an expanded national sales force and best-in-class online applications and customer service. Primerica expects to sustain momentum in recruiting and production volumes through focused product offerings, sales and product training programs, and continued dedication to its cross-selling relationships while further developing its international presence. The RETAIL BANKING business in Mexico is expected to benefit from improved operating margins in 2003 as cost management restrains expense growth and the business focuses on deposit growth in the retail and middle market segments. In the international markets, Western Europe is expected to deliver strong growth through continued focus on defined customer segments and core product offerings combined with strategic investments in distribution platforms and tight expense management. In Japan, the business will continue to build on its strength in investment product sales and deposit gathering. In 2003, the business focus in Asia will be on maintaining sound expense management and tight credit underwriting while continuing to build on revenue momentum through growth in branch lending and investment product sales. CEEMEA anticipates continued market share expansion in established markets, as well as the build-out of the new franchise in Russia.

GLOBAL CORPORATE AND INVESTMENT BANK

GLOBAL CORPORATE AND INVESTMENT BANK--2002 NET INCOME
In billions of dollars

[EDGAR REPRESENTATION OF GRAPHIC DATA]

2000            $4.003
2001            $4.346
2002            $3.029


GLOBAL CORPORATE AND INVESTMENT BANK--2002 NET INCOME BY PRODUCT*

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Transaction Services           12%
Capital Markets and Banking    88%

* Excludes Other Corporate

GLOBAL CORPORATE AND INVESTMENT BANK--2002 NET INCOME BY REGION

[EDGAR REPRESENTATION OF GRAPHIC DATA]

CEEMEA                  20%
Latin America            2%
Asia                    22%
Japan                    3%
Western Europe          12%
Mexico                   7%
North America           34%


GLOBAL CORPORATE AND INVESTMENT BANK

IN MILLIONS OF DOLLARS                            2002      2001(1)     2000(1)
--------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE              $  20,218   $  20,806   $  19,342
Operating expenses                                12,746      12,610      12,108
Provision for credit losses                        2,814       1,460         947
                                               ---------------------------------
INCOME BEFORE TAXES
AND MINORITY INTEREST                              4,658       6,736       6,287
Income taxes                                       1,604       2,364       2,266
Minority interest, after-tax                          25          26          18
                                               ---------------------------------
NET INCOME                                     $   3,029   $   4,346   $   4,003
                                               =================================

(1)  Reclassified to conform to the 2002 presentation.

     GLOBAL CORPORATE AND INVESTMENT BANK (GCIB) serves corporations, financial institutions, governments, investors and other participants in capital markets throughout the world and consists of CAPITAL MARKETS AND BANKING and TRANSACTION SERVICES. The primary businesses in CAPITAL MARKETS AND BANKING include Fixed Income, Equities, Investment Banking, Sales & Trading (which mainly operates in Asia, Latin America, CEEMEA and Mexico), CitiCapital and Lending.

     On June 7, 2000, GCIB completed the acquisition of a majority interest in Bank Handlowy, a leading bank in Poland. On May 1, 2000, GCIB completed the acquisition of the global investment banking business and related net assets of Schroders PLC (Schroders), including all corporate finance, financial markets and securities activities. During the second quarter of 2000, GCIB strengthened its position in the U.S. leasing market through the purchase of Copelco. The results of Banamex are included from August 6, 2001 forward.

     GCIB reported net income of $3.029 billion, $4.346 billion and $4.003 billion in 2002, 2001 and 2000, respectively. The decrease in 2002 net income reflects decreases of $1.415 billion in Other Corporate and $16 million in CAPITAL MARKETS AND BANKING, offset by an increase of $114 million or 28% in TRANSACTION SERVICES. The increase in 2001 net income reflects increases of $320 million or 9% in CAPITAL MARKETS AND BANKING and $81 million in Other Corporate, offset by a decline of $58 million or 12% in TRANSACTION SERVICES.

     CAPITAL MARKETS AND BANKING net income of $3.871 billion in 2002 decreased $16 million compared to 2001 primarily reflecting a higher provision for credit losses, decreases in Latin America primarily due to Argentina and lower business volumes in Investment Banking and Equities, partially offset by lower compensation and benefits, increases in Sales & Trading and Fixed Income, gains on credit derivatives associated with the loan portfolio, 2001 restructuring charges of $121 million (after-tax) and the benefit from the absence of goodwill and other indefinite-lived intangible asset amortization. The increase in CAPITAL MARKETS AND Banking 2001 net income compared to 2000 was primarily due to strong growth in Fixed Income, Sales & Trading and gains on asset sales in CitiCapital, partially offset by weakness in Equities, lower earnings from the investment in Nikko Cordial, a higher provision for credit losses and restructuring-related charges of $121 million (after-tax) in 2001.

     TRANSACTION SERVICES net income of $521 million in 2002 increased $114 million or 28% from 2001 primarily due to higher volumes, the impact of expense control initiatives, investment gains in Europe and Asia and prior-year restructuring-related charges of $13 million (after-tax), partially offset by trade finance write-offs in Argentina and Brazil and spread compression. The decrease in TRANSACTION SERVICES 2001 net income compared to 2000 was primarily due to increased investment spending on internet initiatives, declining spreads and a restructuring related charge of $13 million (after-tax) in 2001, partially offset by higher business volumes, including the acquisitions of Bank Handlowy and Banamex.

     The decline in Other Corporate in 2002 was primarily due to a $1.323 billion after-tax charge related to the establishment of reserves for the settlement-in-principle with regulators and related civil litigation, as well as regulatory inquiries and private litigation related to Enron, partially offset by a $52 million after-tax gain resulting from the disposition of a portion of an equity investment in CEEMEA. The improvement in 2001 was primarily due to gains on building sales in Asia and the release of a rent reserve in 2001 that was no longer required.

     The businesses of GCIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in over 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Net credit losses and cash-basis loans are expected to be comparable to 2002 levels due to weak global economic conditions, sovereign or regulatory actions and other factors. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

CAPITAL MARKETS AND BANKING

IN MILLIONS OF DOLLARS                            2002        2001        2000
--------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE              $  16,898   $  17,492   $  16,192
Operating expenses                                 8,350       9,941       9,528
Provision for credit losses                        2,605       1,439         920
                                               ---------------------------------
INCOME BEFORE TAXES
 AND MINORITY INTEREST                             5,943       6,112       5,744
Income taxes                                       2,048       2,206       2,152
Minority interest, after-tax                          24          19          25
                                               ---------------------------------
NET INCOME                                     $   3,871   $   3,887   $   3,567
                                               =================================

     CAPITAL MARKETS AND BANKING delivers a full range of global financial services and products including investment banking, institutional brokerage, advisory services, foreign exchange, structured products, derivatives, loans, leasing and equipment finance.

     CAPITAL MARKETS AND BANKING net income was $3.871 billion in 2002 compared to $3.887 billion in 2001 and $3.567 billion in 2000. Net income decreased $16 million during 2002 primarily due to a higher provision for credit losses, decreases in Latin America primarily due to Argentina and lower business volumes in Investment Banking and Equities, partially offset by lower compensation and benefits; increases in Sales & Trading and Fixed Income; gains on credit derivatives associated with the loan portfolio; 2001 restructuring charges of $121 million (after-tax); and the benefit from the absence of goodwill and other indefinite-lived intangible asset amortization. Net income in 2001 increased $320 million or 9% primarily reflecting strong growth in Fixed Income, Sales & Trading and gains on asset sales in CitiCapital, partially offset by weakness in Equities, lower earnings from the investment in Nikko Cordial, a higher provision for credit losses and restructuring-related charges of $121 million (after-tax) in 2001.

     Revenues, net of interest expense, of $16.898 billion in 2002 decreased $594 million or 3% from 2001 primarily reflecting decreases in Latin America that were mainly due to redenomination losses and write-downs of sovereign securities in Argentina and declines in Investment Banking and Equities, partially offset by growth in Sales & Trading and Fixed Income, gains on credit derivatives associated with the loan portfolio, a gain on sale of interest in European market exchanges and the acquisition of Banamex. In 2002, Fixed Income and Sales & Trading benefited from a low interest rate environment. Revenues, net of interest expense, of $17.492 billion in 2001 increased $1.300 billion or 8% from 2000 primarily due to strong growth in Fixed Income, higher Sales & Trading, gains on asset sales in CitiCapital, the acquisition of Banamex and benefits from capital hedging activities, partially offset by weakness in Equities and lower earnings from the investment in Nikko Cordial.

     Operating expenses were $8.350 billion in 2002 compared to $9.941 billion in 2001 and $9.528 billion in 2000. Operating expenses decreased $1.591 billion or 16% in 2002 compared to 2001 primarily due to lower compensation and benefits, expense rationalization initiatives, a benefit from the absence of goodwill and other indefinite-lived intangible asset amortization of $69 million (pretax) and 2001 restructuring charges of $200 million (pretax), partially offset by severance-related charges in the fourth quarter of 2002. Compensation and benefits decreased primarily reflecting lower incentive compensation, which is impacted by the revenue and credit performance of the business, and savings from restructuring actions initiated in 2001. Operating expenses increased $413 million or 4% in 2001 compared to 2000 primarily due to increases in incentive compensation and the acquisition of Banamex.

     The provision for credit losses was $2.605 billion in 2002 compared to $1.439 billion in 2001 and $920 million in 2000. The increase in 2002 primarily reflects higher provisions for exposures in the energy and telecommunications industries and Argentina, partially offset by higher 2001 credit losses in the CitiCapital transportation portfolio. The increase in 2001 was primarily due to increases in the transportation leasing portfolio, higher net credit losses in the telecommunications, energy, retail and airline industries as well as write-downs in Argentina.

     Cash-basis loans were $4.268 billion, $3.048 billion and $1.901 billion at December 31, 2002, 2001 and 2000, respectively. The increase in 2002 primarily reflects increases in the energy and telecommunications industries and the transportation leasing and equipment finance portfolios in CitiCapital, as well as corporate borrowers in Argentina, Brazil, Thailand and Australia. The increase in 2001 primarily reflects increases in the telecommunications, energy and retail industries, combined with increases in CitiCapital, Mexico, Latin America, mainly Argentina, and Asia, mainly Australia and New Zealand. CitiCapital increased primarily due to increases in the transportation portfolio. The increase in Mexico primarily reflects the acquisition of Banamex, which included exposures in steel, textile, food products and other industries.

     Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Net credit losses and cash-basis loans are expected to be comparable to 2002 levels due to weak economic conditions in the U.S. and Europe, the economic crisis in Argentina, sovereign or regulatory actions and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

TRANSACTION SERVICES

IN MILLIONS OF DOLLARS                            2002        2001        2000
--------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE              $   3,537   $   3,516   $   3,427
Operating expenses                                 2,557       2,845       2,680
Provision for credit losses                          209          21          27
                                               ---------------------------------
INCOME BEFORE TAXES
 AND MINORITY INTEREST                               771         650         720
Income taxes                                         249         236         262
Minority interest, after-tax                           1           7          (7)
                                               ---------------------------------
NET INCOME                                     $     521   $     407   $     465
                                               =================================

     TRANSACTION SERVICES - which provides cash management, trade finance, custody, clearing and depository services globally - reported net income of $521 million in 2002, up $114 million or 28% from 2001 primarily due to higher volumes, the impact of expense control initiatives, investment gains in Europe and Asia and prior-year restructuring-related charges of $13 million (after-tax), partially offset by trade finance write-offs in Argentina as well as spread compression. Net income of $407 million in 2001, decreased $58 million or 12% from 2000 primarily due to increased investment spending on Internet initiatives, declining spreads and a restructuring-related charge of $13 million (after-tax), partially offset by higher business volumes, including the acquisitions of Bank Handlowy and Banamex.

     As shown in the following table, average liability balances and assets under custody experienced growth in 2002 and 2001. Average liability balances of $85 billion, $77 billion and $64 billion in 2002, 2001 and 2000, respectively, primarily reflect growth in Asia, Japan and CEEMEA. Assets under custody increased 6% to $5.1 trillion in 2002 and 17% to $4.8 trillion in 2001 primarily reflecting increases in Europe and North America.

                                                  2002      2001(1)     2000(1)
--------------------------------------------------------------------------------
Liability balances (AVERAGE IN BILLIONS)       $      85   $      77   $      64
Assets under custody (EOP IN TRILLIONS)        $     5.1   $     4.8   $     4.1
                                               =================================

(1)  Reclassified to conform to the 2002 presentation.

     Revenues, net of interest expense, were $3.537 billion in 2002, up $21 million or 1% primarily reflecting higher business volumes, including the benefit of the Banamex acquisition, and investment gains in Europe and Asia, partially offset by continued spread compression. Revenues, net of interest expense, of $3.516 billion in 2001, increased $89 million or 3% compared to 2000 primarily reflecting higher business volumes, including the benefit of the acquisitions of Bank Handlowy and Banamex, partially offset by lower spreads.

     Operating expenses decreased $288 million or 10% in 2002 to $2.557 billion from $2.845 billion in 2001 primarily reflecting expense control initiatives across all regions, operational efficiency improvements resulting from prior-year investments in Internet initiatives and a prior-year restructuring-related charge of $17 million (pretax). Operating expenses of $2.845 billion in 2001, increased $165 million or 6% from $2.680 billion in 2000 primarily due to Internet-related investment spending, the impact of the Banamex acquisition and a restructuring-related charge of $17 million (pretax).

     The provision for credit losses was $209 million, $21 million and $27 million in 2002, 2001 and 2000, respectively. The increase in 2002 was primarily due to trade finance write-offs in Argentina.

     Cash-basis loans, which in the TRANSACTION SERVICES business are primarily trade finance receivables, were $572 million, $464 million and $23 million at December 31, 2002, 2001 and 2000, respectively. The increase in 2002 was primarily due to an increase in trade finance receivables in Argentina and Brazil. The increase in 2001 primarily reflects increases in Mexico due to the acquisition of Banamex.

OTHER CORPORATE

IN MILLIONS OF DOLLARS                            2002        2001        2000
--------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE              $    (217)  $    (202)  $    (277)
Operating expenses                                 1,839        (176)       (100)
                                               ---------------------------------
LOSS BEFORE INCOME TAX BENEFITS                   (2,056)        (26)       (177)
Income tax benefits                                 (693)        (78)       (148)
                                               ---------------------------------
NET INCOME (LOSS)                              $  (1,363)  $      52   $     (29)
                                               =================================

     OTHER CORPORATE - which includes intra-GCIB segment eliminations, certain one-time non-recurring items and tax amounts not allocated to GCIB products - reported a net loss of $1.363 billion in 2002 compared to net income of $52 million in 2001 primarily reflecting a $1.323 billion after-tax charge related to the establishment of reserves for the settlement-in-principle with regulators and related civil litigation, as well as regulatory inquiries and private litigation related to Enron, partially offset by a $52 million gain resulting from the disposition of a portion of an equity investment in CEEMEA. Net income of $52 million in 2001 increased from a net loss of $29 million in 2000 primarily due to gains on building sales in Asia and the release of a rent reserve in 2001 that was no longer required.

GLOBAL CORPORATE AND INVESTMENT BANK OUTLOOK

     Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

     GCIB is significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in over 100 countries and territories in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue and credit performance of the businesses.

     Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

     CAPITAL MARKETS AND BANKING -- In 2002, CAPITAL MARKETS AND BANKING continued to be affected by the slowdown in capital markets activity combined with higher net credit losses from weakening economic conditions. Growth in fixed income and market share improvements mitigated weakness in global equities and investment banking. The business initiated several expense reduction initiatives.

     In 2003, focus will remain on credit risk mitigation, expense management, market share expansion and continued diversification. The Company will focus on identifying problem credits early and taking appropriate remedial actions. Net credit losses and cash-basis loans are expected to be comparable to 2002 levels due to continued weak economic conditions. While other initiatives will focus on expanding market share in priority countries through organic growth, revenue performance is dependent upon the timing and strength of a recovery in U.S. and global economic conditions. Citigroup remains diversified across a number of geographies and industry groups. Citigroup continues to monitor the economic situation in emerging market countries closely and, where appropriate, adjusts exposures and strengthens risk management oversight.

     TRANSACTION SERVICES -- In 2002, TRANSACTION SERVICES was adversely impacted by a low interest rate environment, heightened price compression and higher net credit losses.

     In 2003, the business will focus on continued expense rationalization, further development of competitive advantages and mitigation of credit losses. While revenue performance depends on the timing and strength of a recovery in U.S. and global economic conditions, the business will also focus on strengthening its franchise across all regions. Additionally, the business will continue to leverage Citigroup's global corporate relationship client base through cross-selling initiatives.

PRIVATE CLIENT SERVICES

IN MILLIONS OF DOLLARS                            2002       2001(1)     2000(1)
--------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE              $   5,717   $   5,940   $   6,900
Operating expenses                                 4,555       4,710       5,191
Provision for credit losses                            6           4           -
                                               ---------------------------------
INCOME BEFORE TAXES                                1,156       1,226       1,709
Income taxes                                         434         459         641
                                               ---------------------------------
NET INCOME                                     $     722   $     767   $   1,068
                                               =================================

(1)  Reclassified to conform to the 2002 presentation.

     PRIVATE CLIENT SERVICES provides investment advice and financial planning and brokerage services, primarily through the network of Smith Barney Financial Consultants. In addition, Private Client Services provides independent, client-focused research to individuals and institutions around the world.

     Private Client Services net income was $722 million in 2002 compared to $767 million in 2001 and $1.068 billion in 2000. Private Client Services net income decreased $45 million or 6% during 2002 primarily due to lower asset-based fee revenue, a decline in net interest revenue on securities-based lending, and lower transaction volumes, which were partially offset by lower production-related compensation, the impact of continued expense control initiatives, and a prior-year restructuring-related charge of $6 million (after-tax). Net income of $767 million in 2001 decreased $301 million or 28% compared to 2000 primarily reflecting decreases in customer transaction volumes, net interest revenue on security-based lending and asset-based fee revenue, partially offset by higher revenue from the bank deposit program.

     Revenues, net of interest expense, decreased $223 million or 4% in 2002 to $5.717 billion primarily due to declines in fees from managed accounts, lower net interest revenue on security-based lending and lower customer transaction volumes. Revenues, net of interest expense, decreased $960 million or 14% in 2001 to $5.940 billion, primarily due to declines in equity markets resulting in lower customer transaction volumes, decreases in revenue on security-based lending and lower asset-based fee revenue, partially offset by higher revenue from the SB Bank Deposit Program.

     Total assets under fee-based management were $179 billion, $205 billion and $202 billion as of December 31, 2002, 2001 and 2000, respectively. The decrease in 2002 was primarily due to a decline in market values, while the increase in 2001 reflects higher business volumes compared to 2000. Total client assets, including assets under fee-based management of $897 billion in 2002 decreased $80 billion or 8% from $977 billion in 2001, which in turn were flat from 2000. The decrease in 2002 primarily reflects market depreciation, partially offset by net positive flows of $35 billion. Balances in Smith Barney's bank deposit program totaled $41 billion in 2002 compared to $36 billion in 2001. Private Client Services had 12,690 financial consultants as of December 31, 2002, compared with 12,927 as of December 31, 2001 and 12,353 as of December 31, 2000. Annualized revenue per financial consultant of $447,000 in 2002 declined 4% from $466,000 in 2001, which in turn decreased 20% from $583,000 in 2000.

     The following table details trends in total assets under fee-based management, total client assets and annualized revenue per financial consultant:

IN BILLIONS OF DOLLARS                            2002        2001        2000
--------------------------------------------------------------------------------
Consulting group and
 internally managed accounts                   $     127   $     150   $     146
Financial consultant managed accounts                 52          55          56
                                               ---------------------------------
TOTAL ASSETS UNDER
FEE-BASED MANAGEMENT(1)                        $     179   $     205   $     202
                                               ---------------------------------
Private Client assets                          $     761   $     846   $     889
Citigroup Asset Management (CAM)
 institutional/other assets with
 Salomon Smith Barney                                136         131          88
                                               ---------------------------------
TOTAL CLIENT ASSETS WITH SALOMON SMITH
BARNEY(1)                                      $     897   $     977   $     977
Annualized revenue per FC
 (IN THOUSANDS OF DOLLARS)                     $     447   $     466   $     583
                                               =================================

(1)  Includes assets managed jointly with Global Investment Management.

     Operating expenses decreased $155 million or 3% in 2002 to $4.555 billion from $4.710 billion in 2001, which, in turn, decreased $481 million or 9% from $5.191 billion in 2000 primarily reflecting lower production-related compensation resulting from a decline in revenue combined with the impact of expense control initiatives. The decrease for 2002 also reflects a prior-year restructuring-related charge of $9 million (pretax).

PRIVATE CLIENT SERVICES OUTLOOK

     In 2003, focus for Private Client Services will be on expense management, franchise growth through customer acquisition and selected recruiting of experienced Financial Consultants, as well as continued expansion of fee-based services. While initiatives will focus on expanding client services in priority areas, revenue performance is dependent upon the timing and strength of a recovery in the U.S. In particular, growth in asset-based fee revenues and commission-generating transaction volumes are primarily influenced by performance of the capital markets, principally the U.S. equity markets. In Global Equity Research, major initiatives will include working closely with institutional equities to help drive client revenue, continued expense management as well as refining the scope and management structure of our global research platform.

     The table below shows combined net income by region for GCIB and Private Client Services:

GCIB AND PRIVATE CLIENT SERVICES COMBINED NET INCOME -- REGIONAL VIEW

IN MILLIONS OF DOLLARS                            2002      2001(1)     2000(1)
--------------------------------------------------------------------------------
North America (excluding Mexico)               $   1,736   $   2,750   $   2,464
Mexico                                               210         101          96
Western Europe                                       375         509         697
Japan                                                 97          97         348
Asia (excluding Japan)                               662         617         547
Latin America                                         75         538         524
Central and Eastern Europe,
 Middle East and Africa                              596         501         395
                                               ---------------------------------
TOTAL NET INCOME                               $   3,751   $   5,113   $   5,071
                                               =================================

(1)  Reclassified to conform to the 2002 presentation.

GLOBAL INVESTMENT MANAGEMENT

GLOBAL INVESTMENT MANAGEMENT--2002 NET INCOME
In billions of dollars

[EDGAR REPRESENTATION OF GRAPHIC DATA]

2000            $1.460
2001            $1.596
2002            $1.813


GLOBAL INVESTMENT MANAGEMENT--2002 NET INCOME BY PRODUCT

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Asset Management                29%
Private Bank                    25%
Life Insurance and Annuities    46%

GLOBAL INVESTMENT MANAGEMENT--2002 NET INCOME BY REGION

[EDGAR REPRESENTATION OF GRAPHIC DATA]

CEEMEA                   1%
Asia                     6%
Japan                    3%
Mexico                  13%
Latin America            1%
North America           76%


GLOBAL INVESTMENT MANAGEMENT

IN MILLIONS OF DOLLARS                            2002        2001        2000
--------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE              $   8,175   $   8,006   $   7,330
Operating expenses                                 2,797       2,770       2,645
Provisions for benefits,
 claims, and credit losses                         2,744       2,768       2,411
                                               ---------------------------------
INCOME BEFORE TAXES
 AND MINORITY INTEREST                             2,634       2,468       2,274
Income taxes                                         820         844         810
Minority interest, after-tax                           1          28           4
                                               ---------------------------------
NET INCOME                                     $   1,813   $   1,596   $   1,460
                                               =================================

     GLOBAL INVESTMENT MANAGEMENT is comprised of LIFE INSURANCE AND ANNUITIES, PRIVATE BANK and ASSET MANAGEMENT. These businesses offer a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high-net-worth and retail clients.

     Global Investment Management net income in 2002 increased to $1.813 billion, up $217 million or 14% from 2001. LIFE INSURANCE AND ANNUITIES net income of $836 million in 2002 was flat compared to 2001 reflecting increased International Insurance Manufacturing (IIM) earnings of $42 million, primarily resulting from the full-year impact of the Banamex acquisition, as well as increases in Asia and Latin America, offset by lower TLA earnings of $42 million due to lower fixed income investment earnings and higher variable expenses, which were partially offset by higher business volumes. PRIVATE BANK net income of $456 million in 2002 was up $88 million or 24% from 2001 primarily reflecting increased client revenues, the impact of lower interest rates and the benefit of lower taxes due to the application of APB 23 indefinite investment criteria, partially offset by increased expenses. ASSET MANAGEMENT income of $521 million in 2002 was up $129 million or 33% from 2001 primarily reflecting the full-year impact of the Banamex acquisition, the cumulative impact of positive flows and lower expenses, including the absence of goodwill and indefinite-lived intangible asset amortization in 2002. These increases were partially offset by negative market action, the cumulative impact of outflows of U.S. Retail Money Market funds to the SB Bank Deposit Program and declines in the Latin America retirement services businesses due to the continuing economic crisis in Argentina. Global Investment Management net income in 2001 increased to $1.596 billion, up $136 million or 9% from 2000. The 2001 increase in net income primarily reflected the Banamex acquisition in both the LIFE INSURANCE AND ANNUITIES and ASSET MANAGEMENT businesses, increased client activity across most products within PRIVATE BANK and higher business volumes and premiums within TLA. Income of $1.813 billion in 2002, $1.596 billion in 2001, and $1.460 billion in 2000 included restructuring charges of $8 million ($12 million pretax), $16 million ($27 million pretax) and $11 million ($18 million pretax) in 2002, 2001 and 2000, respectively.

     The table below shows net income by region for Global Investment
Management:

GLOBAL INVESTMENT MANAGEMENT NET INCOME -- REGIONAL VIEW

IN MILLIONS OF DOLLARS                            2002        2001        2000
--------------------------------------------------------------------------------
North America (excluding Mexico)               $   1,367   $   1,313   $   1,255
Mexico                                               234          73          27
Western Europe                                         4           4         (21)
Japan                                                 57          33          17
Asia (excluding Japan)                               107          79          53
Latin America                                         22          63          94
Central and Eastern Europe,
 Middle East and Africa                               22          31          35
                                               ---------------------------------
TOTAL NET INCOME                               $   1,813   $   1,596   $   1,460
                                               =================================

     Global Investment Management net income increased $217 million in 2002 from the prior year, primarily driven by Mexico, North America, Asia and Japan, partially offset by declines in Latin America and CEEMEA.

     Mexico net income of $234 million in 2002 increased $161 million from 2001 primarily reflecting the full-year impact of the Banamex acquisition in August 2001, which primarily impacted the LIFE INSURANCE AND ANNUITIES and the ASSET MANAGEMENT businesses. North America net income of $1.367 billion in 2002 increased $54 million from 2001 resulting from higher lending and client trading revenues in PRIVATE BANK and lower expenses, increased income from alternative investment products and higher retail/institutional net flows in ASSET MANAGEMENT, partially offset by lower net income in LIFE INSURANCE AND ANNUITIES resulting from lower fixed income investment earnings and increased variable expenses which was partially offset by increased business volumes. Asia net income of $107 million in 2002 increased $28 million from 2001 primarily relating to LIFE INSURANCE AND ANNUITIES and PRIVATE BANK. The increase in PRIVATE BANK reflects higher client trading and lending revenues, while the increase in LIFE INSURANCE AND ANNUITIES is due to increased investment income and business volume growth. Japan net income in 2002 of $57 million increased $24 million from 2001 primarily related to increased client trading activity in PRIVATE BANK. Latin America net income of $22 million in 2002 declined $41 million from 2001 reflecting declines in ASSET MANAGEMENT and PRIVATE BANK resulting from the continuing economic crisis in Argentina, partially offset by the benefit of lower benefits and claims expense due to changes in Argentine regulations and the impact of the peso devaluation on U.S. dollar denominated investments in LIFE INSURANCE AND ANNUITIES. CEEMEA net income of $22 million in 2002 decreased $9 million from 2001 primarily due to weakness in PRIVATE BANK.

LIFE INSURANCE AND ANNUITIES

IN MILLIONS OF DOLLARS                            2002        2001        2000
--------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE              $   4,412   $   4,379   $   4,018
Provision for benefits and claims                  2,726       2,745       2,388
Operating expenses                                   501         394         447
                                               ---------------------------------
INCOME BEFORE TAXES
 AND MINORITY INTEREST                             1,185       1,240       1,183
Income taxes                                         349         394         389
Minority interest, after-tax                           -          10           -
                                               ---------------------------------
NET INCOME(1)                                  $     836   $     836   $     794
                                               =================================

(1) Excludes investment gains/losses included within the Proprietary Investment Activities segment.

     LIFE INSURANCE AND ANNUITIES is comprised of TLA and IIM. TLA offers individual annuity, group annuity, individual life insurance and Corporate Owned Life Insurance (COLI) products primarily marketed by The Travelers Insurance Company (TIC) and its wholly owned subsidiary The Travelers Life and Annuity Company (TLAC) under the Travelers Life and Annuity name. Among the range of individual products offered are fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. These products are primarily distributed through a CitiStreet Retirement Services (CitiStreet) joint venture, Smith Barney Financial Consultants, Primerica, Citibank, and a nationwide network of independent agents and the growing outside broker/dealer channel. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities to employer-sponsored retirement and savings plans and structured finance transactions. IIM provides credit, life, disability and other insurance products, as well as annuities internationally, leveraging the existing distribution channels of the CONSUMER FINANCE, RETAIL BANKING and ASSET MANAGEMENT (retirement services) businesses. IIM primarily has operations in Mexico, Western Europe, Latin America and Asia.

     LIFE INSURANCE AND ANNUITIES net income was $836 million for both 2002 and 2001. The level earnings in 2002 from 2001 resulted from a $42 million increase in IIM earnings to $60 million in 2002 from $18 million in 2001, offset by a $42 million or 5% decline in TLA earnings to $776 million in 2002 from $818 million in 2001. The $42 million or 5% increase in net income in 2001 from 2000 primarily resulted from a $41 million increase in TLA from $777 million in 2000 and a $1 million increase in IIM from $17 million in 2000.

     TLA net income of $776 million in 2002 declined $42 million or 5% from $818 million in 2001 primarily due to decreased retained investment margins as a result of lower fixed income investment earnings and a declining equity market, partially offset by continued strong volumes in the group annuity and individual life businesses.

     During 2002, TLA expenses increased primarily due to volume-related insurance expenses, including premium taxes and renewal commissions and expenses related to the transfer of employee benefit liabilities from the distribution of TPC, which were largely offset by earnings on the related invested assets in revenue. During the 2002 fourth quarter, TLA re-assessed the rate at which it amortized its Deferred Acquisition Costs (DAC) due to the significant decline in its individual annuity account balances and benefit reserves, largely resulting from negative market action. Based on this re-assessment, a higher amortization rate was implemented, resulting in an increase in amortization costs. The 2002 fourth quarter increase in DAC amortization was largely offset by a one-time decrease in DAC amortization in the 2002 first quarter in the individual annuity business due to changes in underlying lapse and interest rate assumptions.

     Net income for TLA of $818 million in 2001 increased $41 million or 5% from $777 million in 2000 primarily reflecting increased business volumes in group annuities and individual life, operating expense reductions and a 3% net investment income growth, despite declining markets. During 2001, TLA's business volume was achieved through double-digit growth in individual life direct periodic premiums, group annuity net written premiums and deposits and account balances versus 2000. Total operating expenses decreased in 2001 compared to the prior-year period due to continued expense management and the absence of expenses related to the long-term care insurance business, which was sold during the third quarter of 2000. The long-term care transaction also reduced the amount of premium revenue reported in 2001.

     On July 31, 2000, TIC sold 90% of its individual long-term care insurance business to General Electric Capital Assurance Company in the form of an indemnity reinsurance arrangement. Proceeds from the sale were $410 million resulting in a deferred gain of approximately $150 million after-tax.

IN MILLIONS OF DOLLARS                            2002        2001        2000
--------------------------------------------------------------------------------
Fixed maturities                               $  35,290   $  30,044   $  25,179
Equity investments                                 2,065       1,959       1,866
Real estate                                        2,411       2,594       2,777
                                               ---------------------------------
Total invested assets                          $  39,766   $  34,597   $  29,822

Net investment income                          $   2,570   $   2,571   $   2,499
                                               ---------------------------------
Investment yield                                    7.02%       8.08%       8.69%
                                               ---------------------------------

     TLA investment income of $2.570 billion in 2002 was approximately flat compared to 2001. The overall rate deterioration in 2002 was offset by higher business volumes. Fixed maturities suffered from the lower rate environment and credit issues. Equity investment returns were below the prior year, but were offset by growth in real estate income. Real estate is primarily comprised of mortgage loan investments and real estate joint ventures, which performed extremely well with notable commercial sales. The following table shows the major invested asset balances by type as of December 31, and the associated net investment income and yields for the years ending December 31.

     The amortization of capitalized DAC is a significant component of TLA expenses. TLA's recording of DAC varies based upon product type. DAC for deferred annuities, both fixed and variable, and payout annuities employs a level yield methodology as per SFAS 91. DAC for universal life (UL) and COLI are amortized in relation to estimated gross profits as per SFAS 97, with traditional life, including term insurance and other products, amortized in relation to anticipated premiums as per SFAS 60. The following is a roll forward of capitalized DAC by type:

                               Deferred
                               and Payout   UL and
IN MILLIONS OF DOLLARS         Annuities     COLI     Other     Total
-----------------------------------------------------------------------
BALANCE JAN. 1, 2001           $     936   $   305   $    96   $  1,337
                               ----------------------------------------

Deferred expenses
  and other                          388       147        27        562
Amortization expense                (149)      (11)      (17)      (177)
                               ----------------------------------------
BALANCE DEC. 31, 2001              1,175       441       106      1,722

Deferred expenses
  and other                          352       175        26        553
Amortization expense                (136)      (24)      (20)      (180)
                               ----------------------------------------
BALANCE DEC. 31, 2002          $   1,391   $   592   $   112   $  2,095
                               ----------------------------------------

     IIM net income of $60 million in 2002 increased $42 million from 2001 primarily reflecting a $26 million increase in Mexico due to the full-year impact of the Banamex acquisition, a $13 million increase in Asia and a $10 million increase in Latin America, partially offset by lower results in Japan, Western Europe and CEEMEA. The increase in Asia primarily represents increased investment income and business volume growth. The increase in Latin America primarily represents lower benefits and claims expense due to 2001 changes in Argentine regulations, foreign exchange gains on U.S. dollar-denominated investments, write-downs of Argentine government promissory notes (GPNs) in 2001, and the net impact of Amparos and other reserve activity. The 2001 fourth quarter included a net charge for the write-down of Argentine debt securities exchanged for loans (GPNs) held in the Siembra insurance companies, which were held in support of existing contractholders' liabilities. In 2002 the Company recorded an Amparos charge relating to Siembra's voluntary annuity business in the amount of $21 million. The decline in Japan and CEEMEA earnings primarily resulted from start-up operations in these regions. Net income of $18 million in 2001 increased $1 million or 6% from 2000 primarily reflecting a $13 million increase in Mexico due to the Banamex acquisition and an $8 million increase in Western Europe, partially offset by a $21 million decline in Latin America. The $21 million decline in Latin America primarily reflected the 2001 fourth quarter charge from Argentine debt securities. IIM expenses increased $66 million in 2002 versus 2001 due to the addition of full-year Banamex expenses of $43 million and increased commissions paid to various consumer businesses. The Banamex transaction increased the 2001 expenses versus 2000 by $31 million.

TRAVELERS LIFE AND ANNUITY

     The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, such that the premiums are considered deposits and not included in revenues.

     The following table shows net written premiums and deposits by product line, excluding long-term care insurance written premiums for the three years ended December 31:

IN MILLIONS OF DOLLARS                            2002        2001       2000
--------------------------------------------------------------------------------
INDIVIDUAL ANNUITIES
 Fixed                                         $   2,240   $   2,120   $   1,267
 Variable                                          3,135       4,000       5,025
Individual payout                                     58          59          80
                                               ---------------------------------
TOTAL INDIVIDUAL ANNUITIES                         5,433       6,179       6,372

GICS AND OTHER GROUP ANNUITIES                     6,292       7,068       5,528

INDIVIDUAL LIFE INSURANCE
 Direct periodic premiums and
  deposits                                           771         652         511
 Single premium deposits                             285         208          98
 Reinsurance                                        (113)        (96)        (83)
                                               ---------------------------------
TOTAL INDIVIDUAL LIFE INSURANCE                      943         764         526
                                               ---------------------------------
TOTAL                                          $  12,668   $  14,011   $  12,426
                                               =================================

     Individual annuity net written premiums and deposits decreased 12% in 2002 to $5.433 billion from $6.179 billion in 2001 and decreased 3% in 2001 from $6.372 billion in 2000. The decreases were driven by a decline in variable annuity sales due to current market conditions, but were partially offset by strong fixed annuity sales increases over the prior-year periods. In 2002, non-affiliated sales channel business grew to 29% of total individual annuity sales as TLA continued to penetrate the broker/dealer marketplace. Individual annuity account balances and benefit reserves were $28.4 billion at December 31, 2002 down from $30.0 billion at December 31, 2001 and $29.4 billion at year-end 2000. These decreases reflect declines in market values of variable annuity investments of $3.7 billion in 2002 and $2.5 billion in 2001, partially offset by good in-force retention.

     Group annuity net written premiums and deposits (excluding the Company's employee pension plan deposits) in 2002 were $6.292 billion, versus $7.068 billion in 2001 and $5.528 billion in 2000. The decline of $776 million in 2002 from 2001 reflects lower fixed GIC and large case employer pension sales. The decline in fixed GIC net written premiums and deposits reflects lower European Medium-Term Note sales due to market conditions. The $1.540 billion increase in 2001 from 2000 reflected fixed GIC growth through structured finance transactions and long-term liability growth through the extension of structured settlement broker relationships and large case employer pension sales. Group annuity account balances and benefit reserves reached $22.3 billion at December 31, 2002, an increase of $1.3 billion or 6% from $21.0 billion at December 31, 2001, primarily reflecting continued strong retention in all products and continued sales momentum in structured settlement products. Group annuity account balances and benefit reserves were $21.0 billion at December 31, 2001, an increase of $3.5 billion from $17.5 billion at December 31, 2000, primarily reflecting strong sales momentum in all products.

     Net written premiums and deposits for the life insurance business were $943 million in 2002, up 23% from $764 million in 2001 and $526 million in 2000 (up 45%). Direct periodic premiums and deposits for individual life insurance in 2002 were up 18% to $771 million from $652 million in 2001 and $511 million in 2000 (up 28%), driven by independent agent high-end estate planning and COLI sales. Life insurance in force was $82.0 billion at

December 31, 2002 up from $75.0 billion at December 31, 2001 and $66.9 billion at December 31, 2000.

PRIVATE BANK

IN MILLIONS OF DOLLARS                            2002        2001        2000
--------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE              $   1,695   $   1,542   $   1,417
Operating expenses                                 1,007         946         892
Provision for credit losses                           18          23          23
                                               ---------------------------------
INCOME BEFORE TAXES                                  670         573         502
Income taxes                                         214         205         185
                                               ---------------------------------
NET INCOME                                     $     456   $     368   $     317
                                               =================================
Average assets (IN BILLIONS OF DOLLARS)        $      29   $      26   $      25
Return on assets                                    1.57%       1.42%       1.27%
                                               ---------------------------------
Client business volumes under
 management (IN BILLIONS OF DOLLARS)           $     164   $     159   $     153
                                               =================================

     PRIVATE BANK provides personalized wealth management services for high-net-worth clients around the world. PRIVATE BANK net income was $456 million in 2002, up $88 million or 24% from 2001, primarily reflecting increased client revenues, the impact of lower interest rates and the benefit of lower taxes due to the application of APB 23 indefinite investment criteria, partially offset by increased expenses to expand front-end sales and servicing capabilities. Net income of $368 million in 2001 was up $51 million or 16% from 2000 primarily reflecting increased client activity across most products, partially offset by increased investment spending in technology and front-end sales and servicing capabilities.

     Client business volumes under management, which include custody accounts, assets under fee-based management, deposits and loans, were $164 billion at the end of the year, up 3% from $159 billion in 2001, reflecting increases in loans of $6 billion and banking and fiduciary deposits of $4 billion, partially offset by declines in proprietary managed assets of $2 billion and other declines of $3 billion (primarily custody). Regionally, the increase reflects continued growth in Asia, Japan and North America, partially offset by declines in CEEMEA, Latin America and Western Europe.

     Revenues, net of interest expense, were $1.695 billion in 2002, up $153 million or 10% from 2001, primarily driven by continued client revenue increases in client trading and lending activity and the benefit of lower interest rates, partially offset by the absence of prior-year performance and placement fees due to 2002 market conditions. The 2002 increase also reflects continued favorable trends in North America (including Mexico), up $132 million or 21% from 2001, primarily in lending and client trading activity. International revenues increased $21 million or 2% from 2001, primarily due to growth in Japan of $44 million or 29% (client trading) and Asia of $15 million or 5% (client trading and lending, offset by absence of 2001 performance and placement fees). These increases were partially offset by declines in Latin America of $21 million or 10%, CEEMEA of $10 million or 8% and Western Europe of $7 million or 5%. Revenues in 2001 were $1.542 billion, up $125 million or 9% from 2000, primarily driven by the impact of lower interest rates and higher investment product revenues. The 2001 increase also reflects strong international growth in Japan and Asia, up 22% and 20%, respectively, and continued growth in the North American region, up 12% from 2000.

     Operating expenses of $1.007 billion in 2002 were up $61 million or 6% from 2001 primarily reflecting higher levels of employee-related expenses, including increased front-end sales and servicing capabilities, and investment spending in technology. The increase in employee-related expenses includes $13 million of severance costs, primarily related to North America, Western Europe and CEEMEA. Operating expenses were $946 million in 2001, up $54 million or 6% from 2000 primarily reflecting continued investment spending in technology and front-end sales and servicing capabilities. Operating expenses include restructuring charges of $1 million ($1 million after-tax), $7 million ($4 million after-tax) and $8 million ($5 million after-tax) in 2002, 2001 and 2000, respectively.

     The provision for credit losses was $18 million in 2002, down $5 million or 22% from 2001, primarily reflecting lower write-offs in North America and Japan and a lower provision in Asia, partially offset by higher write-offs in Western Europe in 2002. Net credit losses in 2002 remained at a nominal level of 0.05% of average loans outstanding, compared with 0.06% in 2001 and 0.09% in 2000. Loans 90 days or more past due at year-end 2002 were $174 million or 0.56% of total loans outstanding, compared with $135 million or 0.54% at the end of 2001.

     Average assets of $29 billion in 2002 increased $3 billion or 12% from $26 billion in 2001, which, in turn, increased $1 billion or 4% from $25 billion in 2000. The increase in 2002 was primarily related to increased lending activity (higher real estate-secured and tailored loans).

ASSET MANAGEMENT

IN MILLIONS OF DOLLARS                            2002        2001        2000
--------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE              $   2,068   $   2,085   $   1,895
Operating expenses                                 1,289       1,430       1,306
                                               ---------------------------------
INCOME BEFORE TAXES
 AND MINORITY INTEREST                               779         655         589
Income taxes                                         257         245         236
Minority interest, after-tax                           1          18           4
                                               ---------------------------------
NET INCOME                                     $     521   $     392   $     349
                                               =================================
Assets under management
  (IN BILLIONS OF DOLLARS)(1)                  $     479   $     440   $     410
                                               =================================

(1) Includes $29 billion, $31 billion and $30 billion in 2002, 2001 and 2000, respectively, for PRIVATE BANK clients.

     ASSET MANAGEMENT includes the businesses of Citigroup Asset Management
(CAM), Citigroup Alternative Investments (CAI), Banamex asset management and retirement services businesses and Citigroup's other retirement services businesses in North America and Latin America. These businesses offer institutional, high-net-worth and retail clients a broad range of investment alternatives from investment centers located around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, alternative investments (including hedge funds, private equity and credit structures), variable annuities through affiliated and third-party insurance companies and pension administration services.

     Net income of $521 million in 2002 was up $129 million or 33% compared to 2001 primarily reflecting the full-year impact of the Banamex acquisition of $121 million, the cumulative impact of positive flows and lower expenses, partially offset by negative market action, the cumulative impact of outflows of U.S. Retail Money Market Funds to the Smith Barney (SB) Bank Deposit Program and declines in the Latin America retirement services businesses due to the continuing economic crisis in Argentina. Net income of $392 million in 2001 was up $43 million or 12% compared to 2000 primarily reflecting the Banamex acquisition, an increase in CAI and the cumulative impact of positive flows, partially offset by negative market action and the cumulative impact of outflows of U.S. Retail Money Market Funds to the SB Bank Deposit Program.

     The following table is a roll forward of assets under management by business as of December 31:

ASSETS UNDER MANAGEMENT

IN BILLIONS OF DOLLARS                                  2002          2001
-----------------------------------------------------------------------------
RETAIL AND PRIVATE BANK
Balance, beginning of year                          $       237   $       244
Net flows excluding U.S. Retail
 Money Market funds                                          11            31
U.S. Retail Money Market fund flows                         (13)          (26)
Market action/other                                         (30)          (12)
                                                    -------------------------
Balance, end of year                                        205           237

INSTITUTIONAL
Balance, beginning of year                                  143           115
 Long term product flows                                     11             9
 Liquidity flows                                             13            26
                                                    -------------------------
Net flows                                                    24            35
Market action/other                                          (3)           (7)
                                                    -------------------------
Balance, end of year                                        164           143

CITIGROUP ALTERNATIVE INVESTMENTS                            99            48
RETIREMENT SERVICES                                          11            12
                                                    -------------------------
ASSETS UNDER MANAGEMENT                             $       479   $       440
                                                    =========================

     Assets under management rose to $479 billion as of December 31, 2002, up $39 billion or 9% from $440 billion in 2001, primarily reflecting an increase in CAI of $51 billion and strong net flows (excluding U.S. Money Market funds) of $35 billion, partially offset by negative market action of $33 billion, net outflows of U.S. Retail Money Market funds of $13 billion, including the transfer of assets to the SB Bank Deposit Program and a $1 billion decline in Retirement Services assets. Retail and Private Bank client assets were $205 billion as of December 31, 2002, down $32 billion or 14% from $237 billion in 2001. Institutional client assets of $164 billion as of December 31, 2002 were up $21 billion or 15% compared to a year ago. CAI assets were $99 billion as of December 31, 2002, up $51 billion from $48 billion in 2001, primarily reflecting TPC assets of $35 billion which CAI manages on a third-party basis following the August 20, 2002 distribution, an increase due to the Real Estate and Managed Futures businesses (transferred from GCIB in the 2002 third quarter), and business growth. Retirement Services assets were $11 billion as of December 31, 2002, down $1 billion or 8% from $12 billion in 2001, primarily due to a decline in the Latin America retirement services businesses due to the continuing economic crisis in Argentina, partially offset by growth in Banamex retirement services.

     Sales of proprietary mutual funds and managed account products at Smith Barney fell 26% to $20.7 billion in 2002 from the prior year, primarily driven by weakness in equity markets and declines in managed account products, and represented 46% of SB's retail channel sales for the year. Sales of mutual and money funds through Global Consumer's banking network (excluding Mexico) were $8 billion for the year, representing 45% of total sales, including $5 billion in International and $3 billion in the U.S. Of the $3 billion, Primerica sold $2.1 billion of proprietary U.S. mutual and money funds in 2002, a 6% increase compared to 2001, representing 73% of Primerica's total fund sales. Institutional long-term product sales of $28.4 billion increased 3% over the prior year primarily due to Japanese sub-advisory flows, and include $16 billion of sales to GCIB clients.

     Revenues, net of interest expense, decreased $17 million or 1% to $2.068 billion in 2002. This was compared to $2.085 billion in 2001, which was up $190 million or 10% from 2000. The decrease in 2002 was primarily due to decreases in the Latin America retirement services businesses due to the continuing economic crisis in Argentina, the impact of negative market action and the cumulative impact of transfers to the SB Bank Deposit Program in CAM, partially offset by the impact of the Banamex acquisition, increases in CAI and the cumulative impact of positive flows in CAM. The CAI growth primarily resulted from the transfer of the managed futures business, the impact of the TPC contract and growth in various products. The increase in 2001 from 2000 was primarily due to the impact of the Banamex acquisition of $108 million and other acquisitions, as well as the cumulative impact of positive flows, partially offset by negative market action and the cumulative impact of transfers to the SB Bank Deposit Program.

     Operating expenses of $1.289 billion in 2002 decreased $141 million or 10% from 2001. The decrease in 2002 primarily resulted from a decline in the Latin America retirement services businesses due to economic conditions, the absence of goodwill and indefinite-lived intangible asset amortization in 2002 and reduced personnel, occupancy, and advertising and marketing expenses, partially offset by increases in CAI from the TPC contract and growth/transfers, and the impact of the Banamex acquisition of $5 million. Operating expenses of $1.430 billion in 2001 increased $124 million or 9% from 2000 primarily resulting from the impact of the Banamex acquisition of $45 million and other retirement services acquisitions, and increases in other variable expenses related to revenue growth. Operating expenses include restructuring charges of $11 million ($7 million after-tax), $20 million ($12 million after-tax) and $10 million ($6 million after-tax) in 2002, 2001 and 2000, respectively.

     Minority interest, after-tax, of $1 million in 2002 decreased $17 million or 94% from 2001 primarily due to the impact of acquiring the remaining interest in Banamex Afore, a retirement services business, in January 2002. Minority interest, after-tax, of $18 million in 2001 increased $14 million from 2000 primarily due to the impact of the Banamex Afore acquisition.

GLOBAL INVESTMENT MANAGEMENT OUTLOOK

     Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

     TRAVELERS LIFE AND ANNUITY (TLA) -- should benefit from growth in the aging population which is becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. TLA is well positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand-name recognition and broad array of competitive life, annuity, retirement and estate planning products sold through established distribution channels.

     However, competition in both product pricing and customer service is intensifying. While there has been some consolidation within the industry, other financial services organizations are increasingly involved in the sale and/or distribution of insurance products. Also, the annuities business is interest rate and market sensitive. TLA's business is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable annuity products. Declines in credit quality of issuers will have a negative effect on earnings.

     In order to strengthen its competitive position, TLA expects to maintain a current product portfolio, further diversify its distribution channels, and retain its financial position through strong sales growth and maintenance of an efficient cost structure.

     The recent U.S. Federal Budget Proposal (the Budget Proposal) contains a number of provisions that could impact TLA, including provisions to eliminate the double taxation of corporate dividends and to create new types of savings accounts with tax-free earnings. The Budget Proposal is in its early stages of consideration.

     It is not possible to predict whether the Budget Proposal will be enacted, what form such legislation might take when enacted, or the potential effects of such legislation on TLA and its competitors. TLA does not expect the Budget Proposal to have a material impact on its financial condition or liquidity.

     INTERNATIONAL INSURANCE MANUFACTURING (IIM) -- leverages the distribution strength of Citigroup globally by manufacturing insurance linked to credit products as well as stand-alone indemnity and investment-related products. In the less-developed markets where populations are generally under insured, increasing disposable income, pension reform, greater awareness of the benefits of insurance among the general population and promotion of the insurance industry by local governments is expected to continue assisting IIM's growth. In mature but restructuring economies, such as Japan, IIM is capturing a share of the insurance market on products associated with the movement of savings from traditional products to new alternatives, including variable annuities. The growth of IIM is affected by the expansion of Citigroup's consumer business, including the volume of new loans and credit cards. It is also highly dependent on local regulations governing the cross-selling of insurance products to Citigroup customers and the evolution of consumer buying patterns. In Argentina, the potential impact from the economic crisis on the valuation of IIM's assets relative to liabilities will continue to be a key concern, including the impact of Argentine government actions on insurance contract liabilities in that country. For further information regarding the situation in Argentina, see the discussions on the "Impact from Argentina's Economic Changes" and "Argentina" on pages 8 and 13, respectively.

     PRIVATE BANK -- Leveraging the global reach of Citigroup and its full range of products and services has allowed the PRIVATE BANK to significantly grow earnings in 2002 while most competitors' earnings have declined. The continued execution of this strategy presents the PRIVATE BANK with the opportunity to increase its presence in the highly fragmented private banking market and continue the strong earnings growth experienced in the past few years.

     While certain macro-economic and geopolitical factors are expected to affect the business on a global scale in the year ahead, different opportunities exist in our businesses around the world. In the U.S., the build-out of the investments business and focus on under- penetrated markets will allow for continued growth. Asia will continue to leverage Citigroup platforms and build on-shore capabilities while Japan will focus on expanding its client set and building a discretionary asset management business. Latin America will focus on leveraging its competitive position and strong brand-name. Western Europe and CEEMEA will focus on penetrating key markets.

     ASSET MANAGEMENT -- The ASSET MANAGEMENT business generated industry-leading income growth during 2002 despite the impact of weak global markets. The inclusion of full-year Banamex results, continued strength in net flows and expense reductions contributed to the income growth. The weakness in global markets was evident in U.S. equities and the economic instability and currency devaluation in Argentina.

     The global economic outlook and equity market levels will continue to affect the level of assets under management and revenues in the asset management businesses in the near-term, but underlying demand for asset management services remains strong. Overall, demographic trends remain favorable: aging populations and insufficient retirement savings will continue to drive growth in the industry across the retail/high-net-worth, institutional and retirement services markets. Competition will continue to increase as open architecture distribution expands and major global financial services firms focus on opportunities in asset management.

     For 2003, the business will focus on leveraging the full breadth of its global investment capabilities, continuing to capture the economic value of Citigroup's global distribution network, expansion of third-party distribution in key geographies and emphasis on penetration of the institutional pension segment.

PROPRIETARY INVESTMENT ACTIVITIES

IN MILLIONS OF DOLLARS                            2002        2001        2000
--------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE              $    (471)  $     584   $   2,263
Operating expenses                                   140         118         127
Provision for credit losses                           31           -           7
                                               ---------------------------------
INCOME BEFORE TAXES
 AND MINORITY INTEREST                              (642)        466       2,129
Income taxes (benefits)                             (217)        153         791
Minority interest, after-tax                          23          (5)         (2)
                                               ---------------------------------
NET INCOME                                     $    (448)  $     318   $   1,340
                                               =================================

     PROPRIETARY INVESTMENT ACTIVITIES is comprised of Citigroup's private equity investments, including venture capital activities (Private Equity), realized investment gains (losses) from sales on certain Insurance-Related Investments and the results from certain other proprietary investments, including investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature (Other Investment Activities).

     Revenues, net of interest expense, in 2002 of ($471) million decreased $1.055 billion from 2001 primarily reflecting lower Private Equity results and higher impairment write-downs in Insurance-Related Investments, partially offset by increased gains in Other Investment Activities, including a $527 million gain on the sale of 399 Park Avenue. Revenues, net of interest expense, in 2001 of $584 million decreased $1.679 billion from 2000 primarily reflecting lower Private Equity results, higher impairment write-downs in Insurance-Related Investments and the absence of 2000 gains on the sale of certain Latin America bonds and technology investments in Other

Investment Activities, partially offset by increased net realized gains in Insurance-Related Investments.

     Operating expenses of $140 million in 2002 increased $22 million from 2001 primarily reflecting increased Private Equity and Other Investment Activities costs, partially related to majority-owned investment funds established in late 2001 and 2002.

     The increase in the provision for credit losses of $31 million from 2001 primarily relates to write-offs of loans in Private Equity.

     Minority interest, after-tax, of $23 million in 2002 increased $28 million from 2001 primarily due to the net impact of majority-owned investment funds established in late 2001 and 2002.

     See Note 6 to the Consolidated Financial Statements for additional information on investments in fixed maturity and equity securities.

     The following sections contain information concerning revenues, net of interest expense, for the three main investment classifications of Proprietary Investment Activities:

     PRIVATE EQUITY provides equity and mezzanine debt financing on both a direct and indirect basis to companies primarily located in the United States and Western Europe, investments in companies located in developing economies with a private equity focus, the investment portfolio related to the Banamex acquisition in August 2001 and CVC/Opportunity Equity Partners, LP (Opportunity). Opportunity is a third-party managed fund through which Citigroup co-invests in companies that were privatized by the government of Brazil in the mid-1990s.

     Certain private equity investments held in investment company subsidiaries are carried at fair value with unrealized gains and losses recorded in income. Direct investments in companies located in developing economies are principally carried at cost with impairment write-downs recognized in income for "other than temporary" declines in value. The public equity investment portfolio related to Banamex is classified as available-for-sale and carried at fair value, while Opportunity is accounted for under the equity method.

     As of December 31, 2002, Private Equity included assets of $5.971 billion, of which $2.626 billion was in the United States, $974 million in Western Europe, $1.660 billion in Latin America, $279 million in Asia and $432 million in CEEMEA. As of December 31, 2001, Private Equity included assets of $7.835 billion, of which $3.754 billion was in the United States, $830 million in Western Europe, $2.710 billion in Latin America, $259 million in Asia and $282 million in CEEMEA. The portfolio is primarily invested in industrial, consumer goods, communication and technology companies.

     Revenues for Private Equity, net of interest expense, are composed of the following:

IN MILLIONS OF DOLLARS                            2002      2001(1)     2000(1)
--------------------------------------------------------------------------------
Net realized gains (losses)                    $     575   $   1,298   $   1,557
Public mark-to-market(2)                            (680)       (499)        439
Net impairment (write-downs)/write-ups(3)           (401)       (478)        142
Other(4)                                             (93)        169        (300)
                                               ---------------------------------
REVENUES, NET OF INTEREST EXPENSE              $    (599)  $     490   $   1,838
                                               =================================

(1)  Reclassified to conform to the 2002 presentation.
(2) Includes the changes in unrealized gains (losses) related to mark-to-market reversals for investments sold during the year.
(3)  Includes private valuation adjustments.
(4)  Includes Opportunity, net investment income and management fees.

     Revenues, net of interest expense, of ($599) million in 2002 declined $1.089 billion from 2001 primarily relating to lower net realized gains (losses) on sales of investments of $723 million, greater public mark-to-market losses of $181 million and lower other revenues of $262 million, including $135 million related to net interest income, partially offset by lower net impairment write-downs. These declines included $738 million relating to Latin America, resulting from lower revenues on the Opportunity investment of $388 million (other revenues), higher impairment write-downs of $340 million, including $271 million on certain investments in Argentina, and lower net realized gains. Revenues, net of interest expense, of $490 million in 2001 declined $1.348 billion from 2000 primarily from lower public mark-to-market revenues of $938 million, higher impairment write-downs of $620 million and the absence of a $156 million gain in 2000 on certain investments in Argentina, partially offset by increased revenues on the Opportunity investment of $384 million. The lower public mark-to-market revenues and higher impairment write-downs primarily resulted from weakened market conditions in the portfolio's technology sector.

     INSURANCE-RELATED INVESTMENTS include realized gains (losses) upon the sale of investments and impairment write-downs resulting from an "other than temporary" decline in value associated with certain Citigroup insurance operations, primarily the TLA and Primerica businesses. The underlying invested assets and net investment income are recorded in the respective Citigroup segments containing these businesses (LIFE INSURANCE AND ANNUITIES, RETAIL BANKING and CONSUMER FINANCE). The assets primarily consist of fixed maturity investments including bonds and notes, as well as redeemable preferred stock and, to a lesser extent, equity securities. These investments are primarily classified as "available-for-sale."

     As of December 31, 2002 and 2001, total Insurance-Related Investments included investments of $46 billion and $41 billion, respectively. The largest portfolio, the fixed income portfolio, held investments with a carrying value of $40 billion and $35 billion as of December 31, 2002 and December 31, 2001, respectively.

     The following is a breakdown of revenues, net of interest expense:

IN MILLIONS OF DOLLARS                            2002      2001(1)     2000(1)
--------------------------------------------------------------------------------
Net realized gains (losses)                    $     378   $     421   $     (64)
Net impairment write-downs                          (708)       (278)        (46)
                                               ---------------------------------
REVENUES, NET OF INTEREST EXPENSE              $    (330)  $     143   $    (110)
                                               =================================

(1)  Reclassified to conform to the 2002 presentation.

     Revenues, net of interest expense, for 2002 were ($330) million, a decrease of $473 million from 2001 resulting from higher impairment write-downs of $430 million and lower realized gains (losses) on sales of securities of $43 million. The increase in impairment write-downs included $211 million related to WorldCom debt instruments, with the remaining increase primarily concentrated in the energy and telecommunications industries. The decrease in realized gains (losses) primarily resulted from lower gains on sales of fixed income securities. Revenues, net of interest expense, for 2001 were $143 million, an increase of $253 million from 2000 resulting from higher realized gains (losses) of $485 million, offset by higher impairment write-downs of $232 million. The increase in realized gains (losses) primarily resulted from higher gains on sales of fixed income securities. The increase in impairment write-downs included $44 million related to Enron, with the remaining increase primarily concentrated in the telecommunications and technology industries.

     Total revenues relating to the fixed income portfolio were ($318) million, $246 million and ($214) million for 2002, 2001 and 2000, respectively.

     OTHER INVESTMENT ACTIVITIES include various proprietary investments, including Citigroup's approximate 9.9% remaining ownership interest in TPC's outstanding equity securities, certain hedge fund investments and the LDC Debt/Refinancing portfolios. The LDC Debt/Refinancing portfolios include investments in certain countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and earnings are generally derived from interest and restructuring gains (losses).

     Other Investment Activities investments are primarily carried at fair value, with impairment write-downs recognized in income for "other than temporary" declines in value. The TPC common stock position is classified as available-for-sale. As of December 31, 2002, total assets of Other Investment Activities were $3.275 billion, including $1.464 billion in TPC shares, $579 million in the LDC Debt/ Refinancing portfolios, $951 million in hedge funds, the majority of which represents money managed for TPC, and $281 million in other assets. As of December 31, 2001, total assets of Other Investment Activities were $1.492 billion, including $815 million in the LDC Debt/Refinancing portfolios, $225 million in hedge funds and $452 million in other assets.

     The major components of Other Investment Activities revenues, net of interest expense are as follows:

IN MILLIONS OF DOLLARS                            2002      2001 (1)    2000 (1)
--------------------------------------------------------------------------------
LDC Debt/Refinancing portfolios                $      15   $      59   $     331
Hedge fund investments                                70          10          (1)
Other                                                373        (118)        205
                                               ---------------------------------
REVENUES, NET OF INTEREST EXPENSE              $     458   $     (49)  $     535
                                               =================================

(1)  Reclassified to conform to the 2002 presentation.

     Revenues, net of interest expense, in 2002 of $458 million, increased $507 million from 2001 primarily resulting from a $527 million gain on the 2002 third quarter sale of 399 Park Avenue, relating to the portion of the building that the Company did not occupy. The decline in LDC Debt/Refinancing portfolio revenues primarily results from lower interest earnings, as the portfolios are in run-off. Revenues, net of interest expense, in 2001 of ($49) million decreased $584 million from 2000 primarily resulting from a 2000 gain on the exchange of certain Latin America bonds in the LDC Debt/Refinancing portfolio, higher impairment write-downs in 2001 in certain technology investments and the absence of net realized gains in 2000 related to certain technology investments.

     Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

CORPORATE/OTHER

IN MILLIONS OF DOLLARS                            2002        2001       2000
--------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE              $     600   $    (334)  $    (582)
Operating expenses                                   826         762       1,001
Provisions for benefits,
 claims, and credit losses                           (21)         (8)         38
                                               ---------------------------------
LOSS FROM CONTINUING OPERATIONS
BEFORE TAXES, MINORITY INTEREST, AND                (205)     (1,088)     (1,621)
CUMULATIVE EFFECT OF ACCOUNTING CHANGES
Income tax benefits                                 (114)       (465)       (571)
Minority interest, after-tax                           2          11           -
                                               ---------------------------------
LOSS FROM CONTINUING OPERATIONS                      (93)       (634)     (1,050)
INCOME FROM DISCONTINUED OPERATIONS                1,875       1,055       1,288
CUMULATIVE EFFECT OF ACCOUNTING CHANGES              (47)       (158)          -
                                               ---------------------------------
NET INCOME                                     $   1,735   $     263   $     238
                                               =================================

     CORPORATE/OTHER includes net corporate treasury results, corporate expenses, certain intersegment eliminations, the results of discontinued operations, the Internet-related development activities, cumulative effect of accounting changes and taxes not allocated to the individual businesses. In 2000, Corporate/Other also includes certain activities related to the Associates Housing Finance (AHF) unit, which originated and serviced loans for manufactured homes. In January 2000, Associates announced its intention to discontinue the loan origination operations of its AHF unit.

     Revenues, net of interest expense, of $600 million in 2002 increased $934 million from 2001, primarily due to lower net treasury costs and the impact of higher intersegment eliminations. The lower net treasury costs primarily related to favorable interest rate positioning and lower funding costs, including the impact of lower interest rates and earnings on fixed income investments, partially offset by the impact of increased borrowing levels. Revenues, net of interest expense, of ($334) million in 2001 increased $248 million from 2000 primarily due to lower net treasury costs largely related to reduced rates and the impact of higher intersegment eliminations, partially offset by increased funding costs related to the Associates and Banamex acquisitions.

     Operating expenses of $826 million in 2002 increased $64 million primarily due to higher intersegment eliminations and employee-related costs, partially offset by a decrease in certain net unallocated corporate costs and the absence of a $57 million 2001 fourth quarter pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation. This contribution had minimal impact on Citigroup's earnings after related tax benefits and investment gains. Operating expenses of $762 million in 2001 decreased $239 million from 2000 primarily reflecting restructuring-related items and merger-related charges of $346 million, including exit costs, incurred in 2000 as a result of Citigroup's acquisition of Associates and a $108 million pretax expense in 2000 for the contribution of appreciated venture capital securities to Citigroup's Foundation. Partially offsetting these decreases were higher intersegment eliminations and the $57 million 2001 fourth quarter pretax expense for the contribution of appreciated venture capital securities to Citigroup's Foundation.

     The provisions for benefits, claims and credit losses in 2002 and 2001 are primarily the result of intersegment eliminations. Income tax benefits of $114 million in 2002 includes the tax benefit resulting from the loss incurred on the sale of the Associates property and casualty operations to TPC, which was spun-off in the 2002 third quarter.

     Revenues, net of interest expense, operating expenses, the provisions for benefits, claims and credit losses and net income were negatively impacted in 2000 by $47 million, $25 million, $40 million and $71 million, respectively, relating to a Housing Finance unit charge, which included costs related to the discontinuation of AHF loan origination operations.

     Discontinued operations (see Note 4 to the Consolidated Financial Statements) includes the operations of TPC through August 20, 2002. Income from discontinued operations in 2002 also includes gains on the sale of stock by a subsidiary of $1.270 billion ($1.158 billion after-tax), primarily consisting of an after-tax gain of $1.061 billion as a result of the TPC IPO of 231 million shares of its class A common stock. Income from discontinued operations in 2001 reflects catastrophe losses from the property and casualty business associated with the events of September 11th.

     The 2002 cumulative effect of accounting changes of $47 million reflects the 2002 impact of adopting SFAS 142 relating to goodwill and indefinite-lived intangible assets. The 2001 cumulative effect of accounting changes of $158 million includes a charge of $42 million related to the adoption of SFAS 133 and a charge of $116 million reflecting the impact of adopting EITF 99-20. See Note 1 to the Consolidated Financial Statements for further details of the cumulative effect of accounting changes.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: weak U.S. and global economic conditions; sovereign or regulatory actions; the ability to gain market share in both new and established markets internationally; levels of activity in the global capital markets; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of interest rates, bankruptcy filings and unemployment rates, as well as political policies and developments around the world; the continued economic crisis in Argentina; changes in assumptions underlying the valuations of financial instruments; uncertainty in Brazil; stress in the telecommunications and energy markets; changes in management's estimates underlying the allowance for credit losses; possible changes to various stock-based compensation plan provisions for future awards; the effect of adopting SFAS 146 and applying FIN 45 and FIN 46; the effect of the amortization of unrecognized net actuarial losses on net pension expense; economic conditions and credit performance of the portfolios in Japan; the ability of CARDS to increase receivables and improve net credit losses; CitiFinancial's ability to successfully integrate the GSB auto operations and to grow its receivables; the ability of RETAIL BANKING to continue improvements in core business performance; the ability of CitiMortgage to make market share gains in originations and to reduce costs from operational efficiencies; Primerica's ability to further develop its international presence and its cross-selling relationships; the ability of RETAIL BANKING in Mexico to restrain expense growth and to develop deposit growth; the ability of GCIB's TRANSACTION SERVICES businesses to continue expense rationalization, to further develop competitive advantages, to mitigate credit losses and to continue to leverage the Company's global corporate relationship client base through cross-selling initiatives; the ability of TLA to take advantage of long-term demographic trends, to effect strong sales growth and to maintain an efficient cost structure; the effect of local regulations governing the cross-selling of insurance products to Citigroup customers; in the PRIVATE BANK'S U.S. business, the ability to build out the investments business and to focus on under-penetrated markets; portfolio growth and seasonal factors; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the ability of states to adopt more extensive consumer privacy protections through legislation or regulation; and the resolution of legal proceedings and related matters.

MANAGING GLOBAL RISK

The Citigroup Risk Management framework recognizes the wide range and diversity of global business activities by balancing strong corporate oversight with defined independent risk management functions at the business level.

     The risk management framework is grounded on the following seven principles, which apply universally across all businesses and all risk types:

- INTEGRATION OF BUSINESS AND RISK MANAGEMENT - Risk management is integrated within the business plan and strategy.
- RISK OWNERSHIP - All risks and resulting returns are owned and managed by an accountable business unit.
- INDEPENDENT OVERSIGHT - Risk limits are approved by both business management and independent risk management.
- POLICIES - All risk management policies are clearly and formally documented.
- RISK IDENTIFICATION AND MEASUREMENT - All risks are measured using defined methodologies, including stress testing.
-    LIMITS AND METRICS - All risks are managed within a limit framework.
- RISK REPORTING - All risks are comprehensively reported across the organization.

     The Citigroup Chief Risk Officer, with the assistance of risk management functions at the Citigroup-level, is responsible for establishing standards for the measurement, approval, reporting and limiting of risk, for appointing independent risk managers at the business-level, for approving business-level risk management policies, for approving business risk-taking authority through the allocation of limits and capital, and for reviewing, on an ongoing basis, major risk exposures and concentrations across the organization. Risks are regularly reviewed with the independent business-level risk managers, the Citigroup Risk Management Committee, and as appropriate, with the Citigroup Board of Directors.

     The independent risk managers at the business-level are responsible for establishing and implementing risk management policies and practices within their business, while ensuring consistency with Citigroup standards. The business risk managers have dual accountability - to the Citigroup Chief Risk Officer and to the head of their business unit.

     During 2002, the Citigroup Risk Management Committee was formed. It is chaired by the Citigroup Chief Risk Officer, and its members include senior business and risk managers across the organization. Its objectives include the review of the major risk exposures of Citigroup, particularly those that cut across business lines; the review of current and emerging risk issues; and the ongoing review of the risk management infrastructure, including policies, people and systems. The scope of risks covered includes, but is not limited to:

- Corporate Credit Risk, including obligor exposures vis-a-vis limits, risk ratings, industry concentrations, and country cross-border risks;
- Consumer Credit Risk, including product concentrations, regional concentrations, and trends in portfolio performance;
-    Counterparty pre-settlement risk in trading activities;
-    Distribution and underwriting risks;
- Price Risk, including the earnings or economic impact of changes in the level and volatilities of interest rates, foreign exchange rates and commodity, debt and equity prices on trading portfolios and on investment portfolios;
- Liquidity Risk, including funding concentrations and diversification strategy;
- Risks resulting from the underwriting, sale and reinsurance of life insurance policies; and
- Other risks, including legal, technology, operational and franchise, as well as specific matters identified and reviewed in the Audit and Risk Review process.

     The following sections summarize the processes for managing credit, market, operational and country risks within Citigroup's major businesses.

CREDIT RISK MANAGEMENT PROCESS

Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligation. Credit risk arises in many of the Company's business activities including lending activities, sales and trading activities, derivatives activities, and securities transactions settlement activities, and when the Company acts as an intermediary on behalf of its clients and other third parties. The credit risk management process at Citigroup relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership.

LOANS OUTSTANDING

IN MILLIONS
 OF DOLLARS AT YEAR-END                      2002         2001         2000       1999         1998
------------------------------------------------------------------------------------------------------
CONSUMER LOANS
In U.S. offices:
 Mortgage and real estate                 $  121,178   $   80,099   $  73,166   $  59,376   $   51,381
 Installment, revolving credit, and other     99,881       84,367      78,017      63,374       60,564
                                          ------------------------------------------------------------
                                             221,059      164,466     151,183     122,750      111,945
                                          ------------------------------------------------------------
In offices outside the U.S.:
 Mortgage and real estate                     26,564       28,688      24,988      24,808       21,578
 Installment, revolving credit, and other     64,454       56,684      55,515      50,293       42,375
 Lease financing                                 493          501         427         475          484
                                          ------------------------------------------------------------
                                              91,511       85,873      80,930      75,576       64,437
                                          ------------------------------------------------------------
                                             312,570      250,339     232,113     198,326      176,382
Unearned income                               (1,973)      (2,677)     (3,234)     (3,757)      (3,377)
                                          ------------------------------------------------------------
CONSUMER LOANS--NET                          310,597      247,662     228,879     194,569      173,005
                                          ------------------------------------------------------------
CORPORATE  LOANS
In U.S. offices:
 Commercial and industrial                    35,780       32,431      37,220      30,163       26,182
 Lease financing                              14,044       17,679      13,805       9,513        8,769
 Mortgage and real estate                      2,573        2,784       3,490       5,439        9,000
                                          ------------------------------------------------------------
                                              52,397       52,894      54,515      45,115       43,951
                                          ------------------------------------------------------------
In offices outside the U.S.:
 Commercial and industrial                    68,345       73,512      69,111      61,984       56,761
 Mortgage and real estate                      1,885        1,874       1,720       1,728        1,792
 Loans to financial
  Institutions                                 8,583       10,163       9,559       7,692        8,008
 Lease financing                               4,414        3,678       3,689       2,459        1,760
 Governments and official
  institutions                                 3,081        4,033       1,952       3,250        2,132
                                          ------------------------------------------------------------
                                              86,308       93,260      86,031      77,113       70,453
                                          ------------------------------------------------------------
                                             138,705      146,154     140,546     122,228      114,404
Unearned income                               (1,497)      (2,422)     (2,403)     (1,896)      (1,731)
                                          ------------------------------------------------------------
COMMERCIAL LOANS--NET                        137,208      143,732     138,143     120,332      112,673
                                          ------------------------------------------------------------
TOTAL LOANS--NET OF
  UNEARNED INCOME                            447,805      391,394     367,022     314,901      285,678
Allowance for credit losses                  (11,501)     (10,088)     (8,961)     (8,853)      (8,596)
                                          ------------------------------------------------------------
TOTAL LOANS--NET  OF
  UNEARNED INCOME AND ALLOWANCE FOR
  CREDIT LOSSES                           $  436,304   $  381,306   $  358,061  $ 306,048   $  277,082
                                          ============================================================

(1)  Reclassified to conform to the 2002 presentation.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

IN MILLIONS OF
 DOLLARS AT YEAR-END                         2002         2001         2000       1999        1998
------------------------------------------------------------------------------------------------------
OTHER REAL ESTATE
OWNED
Consumer(1)                               $      495   $      393   $     366   $     332   $      358
Corporate(1)                                     111          265         291         511          514
Corporate/Other                                    -            8           8          14            8
                                          ------------------------------------------------------------
TOTAL OTHER
  REAL ESTATE OWNED                       $      606   $      666   $     665   $     857   $      880
                                          ------------------------------------------------------------
OTHER REPOSSESSED ASSETS(2)               $      230   $      439   $     292   $     256   $      135
                                          ============================================================

(1) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(2) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

IN MILLIONS OF DOLLARS AT YEAR-END           2002         2001         2000       1999        1998
------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT
 LOSSES AT BEGINNING OF YEAR              $   10,088   $    8,961   $   8,853   $   8,596   $    8,087
                                          ------------------------------------------------------------
PROVISION FOR CREDIT LOSSES
Consumer                                       7,154        5,328       4,345       4,169        3,753
Corporate                                      2,841        1,472         994         591          508
                                          ------------------------------------------------------------
                                               9,995        6,800       5,339       4,760        4,261
                                          ------------------------------------------------------------
GROSS CREDIT LOSSES CONSUMER(1)
In U.S. offices                                5,098        4,185       3,413       3,063        3,057
In offices outside the U.S.                    2,813        2,060       1,939       1,799        1,235
CORPORATE
Mortgage and real estate
   In U.S. offices                                 5           13          10          59           40
   In offices outside the U.S.                    23            3          22          11           58
Governments and official institutions
   outside the U.S.                                -            -           -           -            3
Loans to financial institutions
   In U.S. offices                                 -           10           -           -            -
   In offices outside the U.S.                     4            -           -          11           97
Commercial and industrial
   In U.S. offices                             1,552        1,378         563         186          125
   In offices outside the U.S.                 1,070          639         311         479          348
                                          ------------------------------------------------------------
                                              10,565        8,288       6,258       5,608        4,963
                                          ------------------------------------------------------------
CREDIT RECOVERIES
CONSUMER(1)
In U.S. offices                                  610          435         526         413          427
In offices outside the U.S.                      505          418         403         356          287
CORPORATE(2)
Mortgage and real estate
   In U.S. offices                                 1            1           9          36           89
   In offices outside the U.S.                     -            1           1           2           10
Governments and official
   institutions outside the U.S.                   2            -           1           -           10
Loans to financial institutions
   in offices outside the U.S.                     6            9           9           5           16
Commercial and industrial
   In U.S. offices                               266          262          45          19           36
   In offices outside the U.S.                   173          134          70          94           30
                                          ------------------------------------------------------------
                                               1,563        1,260       1,064         925          905
                                          ------------------------------------------------------------
NET CREDIT LOSSES
In U.S. offices                                5,778        4,888       3,406       2,840        2,670
In offices outside the U.S.                    3,224        2,140       1,788       1,843        1,388
                                          ------------------------------------------------------------
                                               9,002        7,028       5,194       4,683        4,058
                                          ------------------------------------------------------------
 Other -- net(3)                                 420        1,355         (37)        180          306
                                          ------------------------------------------------------------
ALLOWANCE FOR CREDIT
  LOSSES AT END OF YEAR                   $   11,501   $   10,088   $   8,961   $   8,853   $    8,596
                                          ------------------------------------------------------------
Allowance for credit losses on
   Letters of credit(4)                          167           50          50          50            -
                                          ------------------------------------------------------------
TOTAL ALLOWANCE FOR LOANS, LEASES,
  LENDING COMMITMENTS AND
  LETTERS OF CREDIT                       $   11,668   $   10,138   $   9,011   $   8,903   $    8,596
                                          ------------------------------------------------------------
Net consumer credit losses                $    6,796   $    5,392   $   4,423   $   4,093   $    3,578
As a percentage of average consumer loans       2.58%        2.31%       2.11%       2.24%        2.23%
                                          ------------------------------------------------------------
Net corporate credit losses               $    2,206   $    1,636   $     771   $     590   $      480
As a percentage of
  average corporate losses                      1.62%        1.14%       0.60%       0.51%        0.45%
                                          ============================================================

(1) Consumer credit losses and recoveries primarily relate to revolving credit and installment loans.
(2) Includes amounts recorded under credit default swaps purchased from third parties.
(3) 2002 primarily includes the addition of $452 million of credit loss reserves related to the acquisition of GSB. 2001 primarily includes the addition of allowance for credit losses related to the acquisitions of Banamex and EAB. 2000 and 1999 include the addition of allowance for credit losses related to other acquisitions. 1998 reflects the addition of $320 million of credit loss reserves related to the acquisition of the Universal Card portfolio. All periods also include the impact of foreign currency translation.
(4) Primarily represents additional reserves recorded as other liabilities on the balance sheet.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

IN MILLIONS OF
 DOLLARS AT YEAR-END                          2002      2001(1)      2000(1)     1999(1)    1998(1)
------------------------------------------------------------------------------------------------------
CORPORATE CASH-BASIS LOANS
Collateral dependent
  (at lower of cost or
  collateral value)(2)                    $      616   $      699   $     390   $     473   $      555

Other(3)                                       4,286        2,834       1,580       1,162        1,201
                                          ------------------------------------------------------------
TOTAL                                     $    4,902   $    3,533   $   1,970   $   1,635   $    1,756
                                          ============================================================
CORPORATE CASH-BASIS LOANS(3)
In U.S. offices                           $    1,724   $    1,315   $     700   $     476   $      614
In offices outside the U.S.                    3,178        2,218       1,270       1,159        1,142
                                          ------------------------------------------------------------
TOTAL                                     $    4,902   $    3,533   $   1,970   $   1,635   $    1,756
                                          ============================================================
CORPORATE RENEGOTIATED LOANS
In U.S. offices                           $      115   $      263   $     305   $     256   $      255
In offices outside the U.S.                       55           74          94          56           59
                                          ------------------------------------------------------------
TOTAL                                     $      170   $      337   $     399   $     312   $      314
                                          ============================================================
CONSUMER LOANS ON WHICH ACCRUAL
  OF INTEREST HAD BEEN SUSPENDED(3)
In U.S. offices                           $    2,300   $    2,501   $   1,797   $   1,696   $    1,751
In offices outside the U.S.                    2,723        2,241       1,607       1,821        1,664
                                          ------------------------------------------------------------
TOTAL                                     $    5,023   $    4,742   $   3,404   $   3,517   $    3,415
                                          ============================================================
ACCRUING LOANS 90 OR MORE DAYS
  DELINQUENT(3)(4)
In U.S. offices                           $    2,884   $    1,822   $   1,247   $     874   $      833
In offices outside the U.S.                      447          776         385         452          532
                                          ------------------------------------------------------------
TOTAL                                     $    3,331   $    2,598   $   1,632   $   1,326   $    1,365
                                          ============================================================
CORPORATE CASH-BASIS LOANS AS A % OF
  TOTAL CORPORATE  LOANS                        3.57%        2.46%       1.43%       1.36%       1.56%
                                          ============================================================

(1)  Reclassified to conform to the 2002 presentation.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) The December 31, 2002 balance includes GSB data. The December 31, 2001 balance includes Banamex loan data.
(4) Substantially all consumer loans of which $1,764 million, $920 million, $503 million, $379 million, and $267 million are government-guaranteed student loans and Federal Housing Authority mortgages at December 31, 2002, 2001, 2000, 1999, and 1998, respectively.

FOREGONE INTEREST REVENUE ON LOANS (1)

                                                            In Non-
                                                In U.S.       U.S.       2002
IN MILLIONS OF DOLLARS                          Offices     Offices      TOTAL
--------------------------------------------------------------------------------
Interest revenue that would have been
 accrued at original contractual rates(2)      $     314   $     588   $     902
Amount recognized as interest revenue(2)              41         177         218
                                               ---------------------------------
FOREGONE INTEREST REVENUE                      $     273   $     411   $     684
                                               =================================

(1) Relates to commercial cash-basis and renegotiated loans and consumer loans on which accrual of interest had been suspended.
(2) Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

CONSUMER CREDIT RISK

     Within Global Consumer, business-specific credit risk policies and procedures are derived from the following risk management framework:

- Each business must develop a plan, including risk/return tradeoffs, as well as risk acceptance criteria and policies appropriate to their activities;
- Senior Business Managers are responsible for managing risk/return tradeoffs in their business;
- Senior Business Managers, in conjunction with Senior Credit Officers, implement business-specific risk management policies and practices;
- Approval policies for a product or business are tailored to internal audit ratings, profitability and credit risk management performance;
- Independent credit risk management is responsible for establishing the Global Consumer Policy, approving business-specific policies and procedures, monitoring business risk management performance, providing ongoing assessment of portfolio credit risks, and approving new products and new risks.

CONSUMER PORTFOLIO REVIEW

     Citigroup's consumer loan portfolio is well diversified by both customer and product. Consumer loans comprise 69% of the total loan portfolio. These loans represent thousands of borrowers with relatively small individual balances. The loans are diversified with respect to the location of the borrower, with 71% originated in the U.S. and 29% originated from offices outside the U.S. Mortgage and real estate loans constitute 47% of the total consumer loan portfolio and installment; revolving credit and other consumer loans constitute 53% of the portfolio.

     In the consumer portfolio, credit loss experience is expressed in terms of annualized net credit losses as a percentage of average loans. Pricing and credit policies reflect the loss experience of each particular product and country. Consumer loans are generally written-off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level according to loan product and country. The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans.

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

IN MILLIONS OF DOLLARS, EXCEPT TOTAL       TOTAL             90 DAYS OR MORE           AVERAGE
   AND AVERAGE LOAN AMOUNTS IN BILLIONS    LOANS              PAST DUE(1)              LOANS         NET CREDIT LOSSES(1)
                                          -------------------------------------------------------------------------------------
PRODUCT VIEW                                2002      2002     2001(2)      2000(2)     2002       2002      2001(2)   2000(2)
-------------------------------------------------------------------------------------------------------------------------------
CARDS                                     $ 130.4   $ 2,398    $  2,384     $  1,671   $ 121.0   $  7,175   $  6,051   $  4,367
 RATIO                                                 1.84%       1.96%        1.46%                5.93%      5.28%      4.21%

    North America Cards                     118.4     2,185       2,209        1,522     110.2      6,668      5,655      4,017
      RATIO                                            1.85%       1.99%        1.46%                6.05%      5.41%      4.28%

    International Cards                      12.0       213         175          149      10.8        507        396        350
      RATIO                                            1.77%       1.65%        1.45%                4.71%      3.96%      3.56%

CONSUMER FINANCE                             84.1     2,119       2,243        1,435      77.9      2,968      2,213      1,845
 RATIO                                                 2.52%       3.04%        2.15%                3.81%      3.10%      2.96%

    North America Consumer Finance           67.7     1,785       2,001        1,284      62.3      1,865      1,527      1,339
      RATIO                                            2.64%       3.36%        2.38%                3.00%      2.65%       2.61%

    International Consumer Finance           16.4       334         242          151      15.6      1,103        686        506
      RATIO                                            2.04%       1.71%        1.17%                7.05%      5.01%      4.58%

RETAIL BANKING                              146.2     4,150       3,437        2,124     113.0        753        636        618
 RATIO                                                 2.84%       3.30%        2.37%                0.67%      0.65%      0.76%

    North America Retail Banking            109.2     2,818       2,299        1,007      75.6        315        230        162
      RATIO                                            2.58%       3.42%        1.93%                0.42%      0.39%      0.36%

    International Retail Banking             37.0     1,332       1,138        1,117      37.4        438        406        456
      RATIO                                            3.60%       3.08%        2.99%                1.17%      1.08%      1.25%

PRIVATE BANK(3)                              30.9       174         135           61      28.3         15         14         23
      RATIO                                            0.56%       0.54%        0.23%                0.05%      0.06%      0.09%

Other Consumer                                1.0         -          11            9       1.0          9         46        (20)
                                          -------------------------------------------------------------------------------------
TOTAL MANAGED(4)                          $ 392.6   $ 8,841    $  8,210     $  5,300   $ 341.2   $ 10,920   $  8,960   $  6,833
 RATIO                                                 2.25%       2.50%        1.75%                3.20%      2.88%     2.48%
                                          -------------------------------------------------------------------------------------
Securitized receivables                     (67.1)   (1,129)     (1,282)      (1,012)    (65.2)    (3,760)    (3,251)    (2,228)
Loans held-for-sale                         (15.9)      (99)       (110)        (110)    (12.1)      (364)      (317)      (182)
                                          -------------------------------------------------------------------------------------
CONSUMER LOANS(5)                         $ 309.6   $ 7,613    $  6,818     $  4,178   $ 263.9   $  6,796   $  5,392   $  4,423
  RATIO                                                2.46%       2.75%        1.83%                2.58%      2.31%      2.11%
                                          =====================================================================================

IN MILLIONS OF DOLLARS, EXCEPT TOTAL       TOTAL             90 DAYS OR MORE           AVERAGE
   AND AVERAGE LOAN AMOUNTS IN BILLIONS    LOANS              PAST DUE(1)               LOANS         NET CREDIT LOSSES(1)
                                          -------------------------------------------------------------------------------------
REGIONAL VIEW                               2002      2002      2001(2)      2000(2)     2002      2002      2001(2)    2000(2)
-------------------------------------------------------------------------------------------------------------------------------
North America (excluding Mexico)          $ 304.4   $ 6,250    $  5,567     $  3,824   $ 255.0   $  8,650   $  7,353   $  5,477
  RATIO                                                2.05%       2.28%        1.58%                3.39%      3.15%      2.52%

Mexico                                        9.8       638       1,032           16      10.3        216        117         14
  RATIO                                                6.52%       9.04%        4.68%                2.11%      2.15%      3.76%

Western Europe                               25.1     1,208         810          851      22.4        418        340        368
  RATIO                                                4.80%       4.04%        4.85%                1.87%      1.76%      2.18%

Japan                                        17.6       258         192          103      18.1      1,035        590        410
  RATIO                                                1.46%       1.16%        0.75%                5.71%      3.52%      3.46%

Asia (excluding Japan)                       27.4       335         385          344      26.9        364        269        258
  RATIO                                                1.22%       1.44%        1.59%                1.35%      1.01%      1.18%

Latin America                                 3.2        79         166          107       3.7        180        246        265
  RATIO                                                2.49%       3.52%        2.19%                4.85%      4.16%      5.06%

CEEMEA                                        5.1        73          58           55       4.8         57         45         41
  RATIO                                                1.44%       1.22%        2.17%                1.17%      1.00%      1.81%
                                          -------------------------------------------------------------------------------------
TOTAL MANAGED(4)                          $ 392.6   $ 8,841    $  8,210     $  5,300   $ 341.2   $ 10,920   $  8,960   $  6,833
  RATIO                                                2.25%       2.50%        1.75%                3.20%      2.88%      2.48%
                                          -------------------------------------------------------------------------------------
Securitized receivables                     (67.1)   (1,129)     (1,282)      (1,012)    (65.2)    (3,760)    (3,251)    (2,228)
Loans held-for-sale                         (15.9)      (99)       (110)        (110)    (12.1)      (364)      (317)      (182)
                                          -------------------------------------------------------------------------------------
CONSUMER LOANS(5)                         $ 309.6   $ 7,613    $  6,818     $  4,178   $ 263.9   $  6,796   $  5,392   $  4,423
  RATIO                                                2.46%       2.75%        1.83%                2.58%      2.31%      2.11%
                                          =====================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)  Reclassified to conform to the 2002 presentation.
(3) PRIVATE BANK results are reported as part of the Global Investment Management segment.
(4) This table presents credit information on a managed basis and shows the impact of securitizations to get to a held basis. Only North America Cards and North America Retail Banking from a product view, and North America from a regional view, are impacted. Although a managed basis presentation is not in conformity with GAAP, it provides a representation of performance and key indicators of the credit card business that is consistent with the view the Company uses to manage the business.
(5) Total loans and total average loans exclude certain interest and fees on credit cards of approximately $1.0 billion and $0.4 billion, respectively, which are included in Consumer Loans on the Consolidated Statement of Financial Position.

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                                     END OF PERIOD                              AVERAGE
                                          ---------------------------------     ----------------------------------
IN BILLIONS OF DOLLARS                       2002       2001(1)    2000(1)         2002       2001(1)     2000(1)
------------------------------------------------------------------------------------------------------------------
TOTAL MANAGED                             $   392.6   $   327.9  $    302.8     $    341.2   $   311.5   $   275.5
Securitized receivables                       (67.1)      (68.3)      (60.6)         (65.2)      (63.8)      (57.0)
Loans held-for-sale                           (15.9)      (11.9)      (13.3)         (12.1)      (14.2)       (8.7)
                                          ---------------------------------     ----------------------------------
ON-BALANCE SHEET (2)                      $   309.6   $   247.7  $    228.9     $    263.9   $   233.5   $   209.8
                                          =================================     ==================================

(1)  Reclassified to conform to the 2002 presentation.
(2) 2002 end-of-period and average loans exclude certain interest and fees on credit cards of approximately $1.0 billion and $0.4 billion, respectively.

     Total delinquencies 90 days or more past due in the managed portfolio were $8.841 billion or 2.25% of loans at December 31, 2002, compared to $8.210 billion or 2.50% at December 31, 2001 and $5.300 billion or 1.75% at December 31, 2000. Total managed net credit losses in 2002 were $10.920 billion and the related loss ratio was 3.20%, compared to $8.960 billion and 2.88% in 2001 and $6.833 billion and 2.48% in 2000. For a discussion of trends by business, see business discussions on pages 18 - 23 and page 31.

     Citigroup's allowance for credit losses of $11.501 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $6.410 billion at December 31, 2002, $5.507 billion at December 31, 2001 and $4.946 billion at December 31, 2000. The increase in the allowance for credit losses from 2000 was primarily due to a $640 million and $452 million addition associated with the acquisitions of Banamex and GSB, respectively, and a $206 million increase in Citi Cards established in accordance with recent FFIEC guidance related to past due interest and late fees. The level of the consumer allowance was also impacted by deteriorating credit in Argentina and the CONSUMER FINANCE portfolio in Japan. The allowance as a percentage of loans on the balance sheet was 2.06% at December 31, 2002, compared to 2.22% at December 31, 2001 and 2.16% at December 31, 2000. The decline in the allowance as a percentage of loans from the prior year primarily reflected the addition of the GSB loan portfolio, which is predominantly secured by real estate, combined with growth in consumer loans and the impact of stricter lending standards and portfolio management in individual businesses. On-balance sheet consumer loans of $309.6 billion increased $61.9 billion or 25% from December 31, 2001. The increase from a year ago was primarily driven by the addition of GSB loans, receivable growth in Citi Cards, mortgage and student loan growth in Consumer Assets and increases in real estate-secured loans in the PRIVATE BANK and CitiFinancial. In addition, increases in Western Europe were partially offset by declines in Latin America and Mexico.

     Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies. In Japan, net credit losses and the related loss ratio are expected to increase from 2002 due to current economic conditions in that country, including rising bankruptcy filings and unemployment rates. Management expects that 2003 consumer credit loss rates will be comparable to 2002 despite current economic conditions in the U.S. and Japan, including rising bankruptcy filings and unemployment rates. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

CORPORATE CREDIT RISK

     For corporate clients and investment banking activities across the organization, the credit process is grounded in a series of fundamental policies, including:

-    Ultimate business accountability for managing credit risks;
- Joint business and independent risk management responsibility for establishing limits and risk management practices;
- Single center of control for each credit relationship that coordinates credit activities with that client, directly approves or consents to all extensions of credit to that client, reviews aggregate exposures, and ensures compliance with exposure limits;
- Portfolio limits, including obligor limits by risk rating and by maturity, to ensure diversification and maintain risk/capital alignment;
- A minimum two-authorized credit officer-signature requirement on extensions of credit - one from a sponsoring credit officer in the business and one from a credit officer in independent credit risk management;
- Uniform risk measurement standards, including risk ratings, which must be assigned to every obligor and facility in accordance with Citigroup standards; and
- Consistent standards for credit origination, measurement and documentation, as well as problem recognition, classification and remedial action.

     These policies apply universally across corporate clients and investment banking activities. Businesses that require tailored credit processes, due to unique or unusual risk characteristics in their activities, may only do so under a Credit Program that has been approved by independent credit risk management. In all cases, the above policies must be adhered to, or specific exceptions must be granted by independent credit risk management.

     The following table presents the corporate credit portfolio, before consideration of collateral, by maturity at December 31, 2002. The corporate portfolio is broken out by direct outstandings which include drawn loans, overdrafts, interbank placements, banker's acceptances, certain investment securities and leases, and unfunded commitments which include unused commitments to lend, letters of credit and financial guarantees.

                                                       Greater
                                                        than 1    Greater
                                           Within      year but    than 5     Total
IN BILLIONS OF DOLLARS                     1 year      within 5    years     exposure
-------------------------------------------------------------------------------------
Direct outstandings                       $     153   $      51  $       19  $    223
Unfunded commitments                            135          59          13       207
                                          -------------------------------------------
TOTAL                                     $     288   $     110  $       32  $    430
                                          -------------------------------------------

CREDIT EXPOSURE ARISING FROM DERIVATIVES AND FOREIGN EXCHANGE

     The current credit exposure arising from derivatives and foreign exchange contracts is represented by the current mark-to-market (i.e., the current cost of replacing all contracts), and is reported as a component of Trading Account Assets. At year-end 2002, the current credit exposure arising from derivative and foreign exchange contracts was $37.5 billion, after taking into consideration the benefit of legally enforceable master netting agreements, as well as cash collateral posted under legally enforceable margin agreements.

     Additionally, for purposes of managing credit exposure on derivative and foreign exchange contracts, particularly when looking at exposure to a single counterparty, the Company measures and monitors credit exposure taking into account the current mark-to-market value of each contract plus a prudent estimate of its potential change in value over its life. This measurement of the potential future exposure for each credit facility is based on a stressed simulation of market rates and generally takes into account legally enforceable risk-mitigating agreements for each obligor such as netting and margining.

     The Company's credit exposure on derivatives and foreign exchange contracts, including both the mark-to-market and the potential future exposure, is primarily to professional counterparties in the financial sector, with 74% arising from transactions with banks, investment banks, governments and central banks, and other financial institutions. Approximately 90% of the exposure is investment-grade.

PORTFOLIO MIX

     The corporate credit portfolio is geographically diverse by region. The following table shows direct outstandings and unfunded commitments by region:


                             DEC. 31,      Dec. 31,
                               2002          2001
----------------------------------------------------
North America                  47%            47%
Europe                         19%            16%
Japan                           3%             2%
Asia                           11%            11%
Latin America                   5%             8%
Mexico                          8%             9%
CEEMEA                          7%             7%
                           -------------------------
TOTAL                         100%           100%
                           =========================

     It is corporate credit policy to maintain accurate and consistent risk ratings across the corporate credit portfolio. This facilitates the comparison of credit exposures across all lines of business, geographic region and product. All internal risk ratings must be derived in accordance with the Corporate Risk Rating Policy. Any exception to the policy must be approved by the Citigroup Chief Risk Officer. The Corporate Risk Rating Policy establishes standards for the derivation of obligor and facility risk ratings that are generally consistent with the approaches used by the major rating agencies.

     Obligor risk ratings reflect an estimated probability of default for an obligor, and are derived through the use of validated statistical models, external rating agencies (under defined circumstances), or approved scoring or judgmental methodologies. Facility risk ratings are assigned, using the obligor risk rating, and then taken into consideration are factors that affect the loss-given-default of the facility such as parent support, collateral or structure.

Internal obligor ratings equivalent to BBB- and above are considered investment-grade. Ratings below the equivalent of BBB- are considered non-investment-grade.

       The following table presents the corporate credit portfolio by facility risk rating at December 31, 2002 and 2001, as a percentage of the total portfolio:

                           DIRECT OUTSTANDINGS AND UNFUNDED
                                      COMMITMENTS
-----------------------------------------------------------
                               2002                2001
                           --------------------------------
AAA/AA/A                        49%                 43%
BBB                             23%                 28%
BB/B                            23%                 18%
CCC or below                     2%                  3%
Unrated (1)                      3%                  8%
                           --------------------------------
                               100%                100%
                           ================================

(1) Includes retail margin loans, as well as portfolios of recent acquisitions, which are in the process of conforming to Citigroup's risk-rating methodology.

     The corporate credit portfolio is diversified by industry with a concentration only to the financial sector which includes banks, other financial institutions, investment banks and governments and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total corporate portfolio:

                                        DIRECT OUTSTANDINGS
                                     AND UNFUNDED COMMITMENTS
                                     ------------------------
                                       2002            2001
                                     ------------------------
Government and central banks             12%             13%
Other financial institutions              8%              6%
Banks                                     6%              5%
Insurance                                 5%              4%
Utilities                                 5%              4%
Telephone and cable                       4%              4%
Agricultural and food preparation         4%              5%
Investment banks                          3%              3%
Industrial machinery and equipment        3%              5%
Global information technology             3%              3%
Petroleum                                 3%              3%
Freight transportation                    2%              4%
Chemicals                                 2%              3%
Autos                                     2%              2%
Other industries(1)                      38%             36%
                                     ------------------------
TOTAL                                   100%            100%
                                     ------------------------

(1) Includes all other industries, none of which exceeds 2% of total outstandings.

CREDIT RISK MITIGATION

     As part of its overall risk management activities, the Company makes use of credit derivatives and other risk mitigants to hedge portions of the credit risk in its portfolio, in addition to outright asset sales. The effect of these transactions is to transfer credit risk to creditworthy, independent third parties. At December 31, 2002, $9.6 billion of credit risk exposure was hedged. The reported amounts of direct outstandings and unfunded commitments in this report do not reflect the impact of these hedging transactions. At December 31, 2002, the credit protection was hedging underlying credit exposure with the following risk rating distribution:

RATING OF HEDGED EXPOSURE                      2002
---------------------------------------------------
AAA/AA/A                                         35%
BBB                                              55%
BB/B                                              9%
CCC or below                                      1%
                                              -----
                                                100%
                                              -----

At December 31, 2002, the credit protection was hedging underlying credit exposure with the following industry distribution:

INDUSTRY OF HEDGED EXPOSURE                    2002
---------------------------------------------------
Telephone and cable                              14%
Utilities                                        12%
Other financial institutions                      8%
Agriculture and food preparation                  7%
Global information technology                     6%
Industrial machinery and equipment                6%
Business services                                 4%
Chemicals                                         4%
Entertainment/news group                          4%
Natural gas distribution                          4%
Petroleum                                         4%
Other(1)                                         27%
                                              -----
                                                100%
                                              -----

(1) Includes all other industries none of which is greater than 4% of total hedged amount.

GLOBAL CORPORATE PORTFOLIO REVIEW

     Corporate loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. In the case of CitiCapital, loans and leases are identified as impaired when interest or principal is past due not later than 120 days but interest ceases to accrue at 90 days. Impaired corporate loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value.

     The following table summarizes corporate cash-basis loans and net credit losses:

IN MILLIONS OF DOLLARS                                     2002       2001(1)       2000(1)
-------------------------------------------------------------------------------------------
CORPORATE CASH-BASIS LOANS
   Capital Markets and Banking(2)(3)                 $    4,268    $    3,048    $    1,901
   Transaction Services(3)                                  572           464            23
   Insurance Subsidiaries                                    44            19            43
   Investment Activities(4)                                  18             2             3
                                                     --------------------------------------
TOTAL  CORPORATE CASH-BASIS LOANS                    $    4,902    $    3,533    $    1,970
                                                     ======================================

NET CREDIT LOSSES
   Capital Markets and Banking(2)(3)                 $    2,004    $    1,615    $      735
   Transaction Services(3)                                  165            21            29
   Private Client Services(5)                                 6            --            --
   Investment Activities(4)                                  31            --             7
                                                     --------------------------------------
TOTAL NET CREDIT LOSSES                              $    2,206    $    1,636    $      771
                                                     ======================================
CORPORATE ALLOWANCE FOR CREDIT LOSSES                $    5,091    $    4,581    $    4,015
Corporate allowance for credit
  losses on letters of credit(6)                            167            50            50
                                                     --------------------------------------
TOTAL CORPORATE ALLOWANCE FOR LOANS,
  LEASES, LENDING COMMITMENTS
  AND LETTERS OF CREDIT                              $    5,258    $    4,631    $    4,065
                                                     ======================================
As a percentage of total corporate loans(7)                3.71%         3.19%         2.91%
                                                     ======================================

(1)  Reclassified to conform to the 2002 presentation.
(2) Prior period cash-basis loans were restated to change the policy of the Associates Corporate Leasing business for suspending accrual of interest on past due loans to conform with other leasing businesses in GCIB. The prior policy of placing loans that are 60 days or more past due into cash-basis was changed to 90 days or more past due.
(3)  2001 includes Banamex cash-basis loans and net credit losses.
(4) Investment Activities results are reported in the Proprietary Investment Activities segment.
(5) Private Client Services is included within the Private Client Services segment.
(6)  Represents additional reserves as other liabilities on the balance sheet.
(7)  Does not include the allowance for letters of credit.

     Corporate cash-basis loans were $4.902 billion, $3.533 billion and $1.970 billion at December 31, 2002, 2001 and 2000, respectively. Cash-basis loans increased $1.369 billion in 2002 primarily due to increases in CAPITAL MARKETS AND BANKING and TRANSACTION SERVICES. CAPITAL MARKETS AND BANKING primarily reflects increases in the energy and telecommunications industries combined with increases in Latin America, mainly Argentina and Brazil, CitiCapital and Asia, mainly Thailand and Australia. CitiCapital increased primarily due to increases in the transportation and equipment finance portfolios. TRANSACTION SERVICES increased primarily due to increases in trade finance receivables in Argentina and Brazil.

     Cash-basis loans increased $1.563 billion in 2001 primarily due to increases in CAPITAL MARKETS AND BANKING and TRANSACTION SERVICES. CAPITAL MARKETS AND BANKING primarily reflects increases in the telecommunications, energy, and retail industries, combined with increases in CitiCapital, Mexico, Latin America, mainly Argentina, and Asia, mainly Australia and New Zealand. CitiCapital increased primarily due to increases in the transportation portfolio. The increase in Mexico primarily reflects the acquisition of Banamex which includes exposures in steel, textile, food products and other industries. TRANSACTION SERVICES increased primarily due to increases in Mexico due to the acquisition of Banamex.

     Total corporate Other Real Estate Owned (OREO) was $111 million, $273 million and $299 million at December 31, 2002, 2001 and 2000, respectively. The $162 million decrease from 2001 reflects a $38 million decrease due to the TPC distribution and continued improvement in the North America real estate portfolio. The $26 million decrease in 2001 reflects improvements in the North America real estate portfolio.

     Total corporate Other Repossessed Assets were $139 million, $284 million and $208 million at December 31, 2002, 2001 and 2000, respectively. The $145 million decrease in 2002 primarily reflects improvements in the transportation equipment portfolio due to a decline in portfolio size and improved credit quality. The $76 million increase in 2001 primarily reflects the deterioration in the transportation equipment portfolio and the acquisition of Banamex.

     Total corporate loans outstanding at December 31, 2002 were $137 billion as compared to $144 billion and $138 billion at December 31, 2001 and 2000, respectively.

     Total corporate net credit losses of $2.206 billion in 2002 increased $570 million compared to 2001 primarily due to higher net credit losses in the energy and telecommunications industries and Argentina, partially offset by higher 2001 credit losses in the CitiCapital transportation portfolio. Total corporate net credit losses of $1.636 billion in 2001 increased $865 million compared to 2000 reflecting increases in the transportation leasing portfolio, higher net credit losses in the telecommunications, energy, retail and airline industries as well as write-downs in Argentina.

     The allowance for credit losses is established by management based upon estimates of probable losses inherent in the portfolio. This evaluative process includes the utilization of statistical models to analyze such factors as default rates, both historic and projected, geographic and industry concentrations and environmental factors. Larger non-homogeneous credits are evaluated on an individual loan basis examining such factors as the borrower's financial strength, payment history, the financial stability of any guarantors and for secured loans, the realizable value of any collateral. CitiCapital's allowance is established based upon an estimate of probable losses inherent in the portfolio for individual loans which are deemed impaired as well as by applying an annualized weighted average credit loss ratio utilizing both historical and projected losses to the remaining portfolio. Additional reserves are established to provide for imprecision caused by the use of historical and projected loss data. Judgmental assessments are used to determine residual losses on the leasing portfolio.

     Citigroup's allowance for credit losses for loans, leases, lending commitments and letters of credit of $11.668 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit. losses attributed to the corporate portfolio was $5.091 billion at December 31, 2002, compared to $4.581 billion at December 31, 2001. The allowance attributed to corporate loans, leases and lending commitments as a percentage of corporate loans was 3.71% at December 31, 2002, as compared to 3.19% and 2.91% at December 31, 2001 and 2000, respectively. The $627 million increase in the total allowance at December 31, 2002 primarily reflects reserves established as a result of the impact of the continuing deterioration in the Argentine economy and the telecommunications and energy industries on the commercial portfolio. The $566 million increase in the total allowance at December 31, 2001 primarily reflects the acquisition of Banamex. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Corporate net credit losses and cash-basis loans are expected to be comparable to 2002 levels due to weak global economic conditions, stress in the telecommunications and energy industries, uncertainty regarding the political and economic environment in Brazil, sovereign or regulatory actions, the economic crisis in Argentina, and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                    DUE       OVER 1 YEAR
                                                  WITHIN 1    BUT WITHIN    OVER 5
IN MILLIONS OF DOLLARS AT YEAR- END                 YEAR        5 YEARS      YEARS        TOTAL
--------------------------------------------------------------------------------------------------
MATURITIES OF THE GROSS CORPORATE LOAN
  PORTFOLIO
In U.S. offices
  Commercial and  industrial loans               $   10,826   $   20,019   $    4,935   $   35,780
  Mortgage and real estate                              778        1,440          355        2,573
  Lease financing                                     4,249        7,858        1,937       14,044
  In offices outside the U.S.                        54,251       28,003        4,054       86,308
                                                 -------------------------------------------------
TOTAL CORPORATE LOAN PORTFOLIO                   $   70,104   $   57,320   $   11,281   $  138,705
                                                 =================================================
SENSITIVITY OF LOANS DUE AFTER ONE
  YEAR TO CHANGES IN INTEREST RATES(1)
Loans at predetermined interest rates                         $   24,847   $    6,360
Loans at floating or adjustable interest rates                    32,473        4,921
                                                              -----------------------
TOTAL                                                         $   57,320   $   11,281
                                                              =======================

(1) Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Notes 25 and 27 to the Consolidated Financial Statements.

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

     Businesses, working in conjunction with independent Market Risk Management, must ensure that market risks are independently measured, monitored and reported to ensure transparency in risk-taking activities and integrity in risk reports. In all cases, the businesses are ultimately responsible for the market risks that they take and for remaining within their defined limits.

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

     Earnings-at-Risk is the primary method for measuring price risk in Citigroup's non-trading portfolios (excluding the Insurance companies). Earnings-at-Risk measures the pretax earnings impact of a specified upward and downward instantaneous parallel shift in the yield curve for the appropriate currency assuming a static portfolio. Citigroup generally measures this impact over a one-year and five-year time horizon under business-as-usual conditions. The Earnings-at-Risk is calculated separately for each currency and reflects the repricing gaps in the position as well as option positions, both explicit and embedded. U.S. dollar exposures in the non-trading portfolios are calculated by multiplying the gap between interest sensitive items, including assets, liabilities, derivatives and other off-balance sheet instruments, by 100 basis points. Non-U.S. dollar exposures are calculated utilizing the statistical equivalent of a 100 basis point change in interest rates and assuming no correlation between exposures in different currencies.

     Citigroup's primary non-trading price risk exposure is to movements in the U.S. dollar and Mexican peso interest rates. Citigroup also has Earnings-at-Risk in various other currencies; however, there are no significant risk concentrations in any other individual non-U.S. dollar currency.

     The table below illustrates the impact to Citigroup's pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of December 31, 2002, the potential impact on pretax earnings over the next 12 months is a decrease of $822 million from an interest rate increase and an increase of $969 million from an interest rate decrease. The potential impact on pretax earnings for periods beyond the first 12 months is an increase of $460 million from an increase in interest rates and a decrease of $380 million from an interest rate decrease. The change in Earnings-at-Risk from the prior year primarily reflects the change in the asset/liability mix to reflect Citigroup's view of interest rates.

     As of December 31, 2002, the statistical equivalent of a 100 basis point increase in Mexican peso interest rates would have a potential positive impact on Citigroup's pretax earnings over the next twelve months of approximately $249 million and a potential negative impact of $157 million for the years thereafter. The statistical equivalent of a 100 basis points decrease in Mexican peso interest rates would have a potential negative impact on Citigroup's pretax earnings over the next twelve months of approximately $249 million and potential positive impact of $157 million for the years thereafter. The change in Earnings-at-Risk from December 31, 2001 primarily reflects a reduction of interest rate exposure in the balance sheet, partially offset by an increase in the relative volatility of Mexican peso interest rates.

     As of December 31, 2002, excluding the impact of changes in Mexican peso interest rates, the statistical equivalent of a 100 basis point increase in other non-U.S. dollar interest rates would have a potential negative impact on Citigroup's pretax earnings over the next twelve months of $188 million and a potential positive impact of $500 million for the years thereafter. The statistical equivalent of a 100 basis point decrease in other non-U.S. dollar interest rates would have a potential positive impact on Citigroup's pretax earnings over the next twelve months of $191 million and a potential negative impact of $484 million for the years thereafter. The change in the other non-U.S. dollar Earnings-at-Risk from the prior year primarily reflects changes in the asset/liability mix across a range of currencies based on Citigroup's view of interest rates as well as changes in the repricing profile of the balance sheet.








CITIGROUP EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS)(1)

                                                       DECEMBER 31, 2002
                         ------------------------------------------------------------------------
IN MILLIONS OF DOLLARS       U.S. DOLLAR            MEXICAN PESO         OTHER NON-U.S. DOLLAR(3)
                         ------------------------------------------------------------------------
                         INCREASE    DECREASE    INCREASE    DECREASE      INCREASE    DECREASE
                         ------------------------------------------------------------------------
Twelve months and less   $   (822)   $    969    $    249    $   (249)     $   (188)   $    191
Thereafter(4)                 460        (380)       (157)        157           500        (484)
                         ------------------------------------------------------------------------
Total                    $   (362)   $    589    $     92    $    (92)     $    312    $   (293)
                         ========================================================================

                                                   DECEMBER 31, 2001(2)
                         ----------------------------------------------------------------------
IN MILLIONS OF DOLLARS        U.S. DOLLAR            MEXICAN PESO         OTHER NON-U.S. DOLLAR
                         ----------------------------------------------------------------------
                         INCREASE    DECREASE    INCREASE    DECREASE      INCREASE    DECREASE
                         ----------------------------------------------------------------------
Twelve months and less   $   (420)   $    423    $    208    $   (208)     $   (275)   $    278
Thereafter(4)                 197        (380)        207        (207)         (236)        250
                         ----------------------------------------------------------------------
Total                    $   (223)   $     43    $    415    $   (415)     $   (511)   $    528
                         ======================================================================

(1)  Excludes the Insurance Companies (see below).
(2) Prior year's U.S. dollar amounts have been restated to conform to the 2002 presentation.
(3) Excludes exposure to the Argentine peso beyond twelve months which reflects Citigroup's current risk management practice given the volatile and uncertain economic conditions in Argentina.
(4) Represents discounted Earnings-at-Risk beyond twelve months and up to and including five years.

INSURANCE COMPANIES

     The table below reflects the estimated decrease in the fair value of financial instruments held in the Insurance companies, as a result of a 100 basis point increase in interest rates.

IN MILLIONS OF DOLLARS AT DECEMBER 31,           2002       2001
------------------------------------------------------------------
ASSETS
  Investments(1)                               $  1,897   $  3,404
                                               -------------------
LIABILITIES
  Long-term debt                               $     11   $     18
  Contractholder funds                              932        775
  Redeemable securities of subsidiary trusts         --          1
                                               ===================

(1) The decline from December 2001 is primarily attributable to discontinued operations. See Note 4 to the Consolidated Financial Statements.

     A significant portion of the Insurance companies' liabilities (e.g., insurance policy and claims reserves) are not financial instruments and are excluded from the above sensitivity analysis. Corresponding changes in fair value of these accounts, based on the present value of estimated cash flows, would materially mitigate the impact of the net decrease in values implied above. The analysis also excludes all financial instruments, including long-term debt, identified with trading activities. The analysis reflects the estimated gross change in value resulting from a change in interest rates only and is not comparable to the Earnings-at-Risk used for the Citigroup non-trading portfolios or the Value-at-Risk used for the trading portfolios.

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

For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $83 million at December 31, 2002. Daily exposures averaged $66 million in 2002 and ranged from $54 million to $97 million.

The following table summarizes Value-at-Risk in the trading portfolios as of December 31, 2002 and 2001, along with the averages:

                                  DEC. 31,       2002     Dec. 31,      2001
IN MILLIONS OF DOLLARS              2002       AVERAGE      2001       Average
------------------------------------------------------------------------------
Interest rate                     $     75    $     54    $     44    $     55
Foreign exchange                        25          16           9          12
Equity                                  12          18          10          15
All other (primarily commodity)          5          13          21          18
Covariance adjustment                  (34)        (35)        (30)        (37)
                                  --------------------------------------------
TOTAL                             $     83    $     66    $     54    $     63
                                  ============================================

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during 2002 and 2001:

                                       2002             2001 (1)
                                  ---------------------------------
IN MILLIONS OF DOLLARS             LOW      HIGH     Low      High
-------------------------------------------------------------------
Interest rate                     $   41   $   75   $   33   $   90
Foreign exchange                       5       32        6       22
Equity                                 8       51        9       53
All other (primarily commodity)        4       26        8       52
                                  =================================

(1)  Reclassified to conform to the 2002 presentation.

OPERATIONAL RISK MANAGEMENT PROCESS

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events. It includes reputation and franchise risks associated with business practices or market conduct that the Company may undertake with respect to activities as principal, as well as agent, or through a special purpose vehicle.

     The management of operational risk is not new; businesses have typically managed operational risk as part of their standard business practices. However, management of operational risk has begun to evolve into a distinct discipline with its own risk management structure, tools, and processes, much like credit and market risk.

     In February 2002, the Citigroup Operational Risk Policy was issued, codifying the core governing principles for operational risk management and providing the framework to identify, control, monitor, measure, and report operational risks in a consistent manner across the Company.

     Citigroup's information security and continuity of business processes illustrate the implementation of controls consistent with the Operational Risk Policy. Citigroup has an Information Security Program that complies with the Gramm-Leach-Bliley Act and other regulatory guidance. The Citigroup Information Security Office conducted an end-to-end review of its risk management processes during 2002 and developed a more objective and measurable approach to assessing, mitigating, monitoring and responding to information security risk. The Office of Business Continuity formed the Continuity of Business Committee in late 2001 and issued a corporate-wide Continuity of Business policy effective January 2003 to ensure consistency in contingency planning standards across the Company. To mitigate operational risks associated with business continuity, the Office of Business Continuity ensures that Continuity of Business Plans are reviewed and tested, at least annually.

     The core operational risk principles, which apply without exception to all of Citigroup's businesses, are:

-    Senior Business Managers are accountable for managing Operational Risk.
- Citigroup has a system of checks and balances in place for operational risk management including:
        - an independent operational risk oversight function, reporting to the Citigroup Chief Risk Officer
        -    an independent Audit and Risk Review function
- Each major Citigroup business segment must have approved business-specific policies and procedures for managing operational risk including risk identification, mitigation, monitoring, measurement and reporting, as well as processes for ensuring compliance with corporate policies and applicable laws and regulations.

The Operational Risk Policy and its requirements facilitate the aggregation of operational risks across products and businesses and promote effective communication of those risks to management, including the Citigroup Risk Management Committee, and Citigroup's Board of Directors. It also facilitates Citigroup's response to the requirements of emerging regulatory guidance on Operational Risk.

COUNTRY AND CROSS-BORDER RISK MANAGEMENT PROCESS

COUNTRY RISK

     During 2002, the Citigroup Country Risk Committee was formed. It is chaired by senior international business management, and includes as its members business managers and independent risk managers from around the world. The committee's primary objective is to strengthen the management of country risk, defined as the total risk to the Company of an event that impacts a country. The committee regularly reviews all risk exposures within a country, makes recommendations as to actions, and follows up to ensure appropriate accountability.

CROSS-BORDER RISK

     The Company's cross-border outstandings reflect various economic and political risks, including those arising from restrictions on the transfer of funds as well as the inability to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratorium and restrictions on the remittance of funds.

     Management oversight of cross-border risk is performed through a formal country risk review process that includes setting of cross-border limits, at least annually, in each country in which Citigroup has cross-border exposure, monitoring of economic conditions globally and within individual countries with proactive action as warranted, and the establishment of internal risk management policies. Under FFIEC guidelines, total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Cross-border claims on third parties (trade, short-term, and medium- and long-term claims) include cross-border loans, securities, deposits with banks, investments in affiliates, and other monetary assets, as well as net revaluation gains on foreign exchange and derivative products.

     The cross-border outstandings are reported by assigning externally guaranteed outstandings to the country of the guarantor and outstandings for which tangible, liquid collateral is held outside of the obligor's country to the country in which the collateral is held. For securities received as collateral, outstandings are assigned to the domicile of the issuer of the securities.

     Investments in and funding of local franchises represents the excess of local country assets over local country liabilities. Local country assets are claims on local residents recorded by branches and majority-owned subsidiaries of Citigroup domiciled in the country, adjusted for externally guaranteed outstandings and certain collateral. Local country liabilities are obligations of branches and majority-owned subsidiaries of Citigroup domiciled in the country, for which no cross-border guarantee is issued by Citigroup offices outside the country.

     In regulatory reports under FFIEC guidelines, cross-border resale agreements are presented based on the domicile of the issuer of the securities that are held as collateral. However, for purposes of the following table, cross-border resale agreements are presented based on the domicile of the counterparty because the counterparty has the legal obligation for repayment. Similarly, under FFIEC guidelines, long trading securities positions are required to be reported on a gross basis. However, for purposes of the following table, certain long and short securities positions are presented on a net basis consistent with internal cross-border risk management policies, reflecting a reduction of risk from offsetting positions.

The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

                            CROSS-BORDER CLAIMS ON THIRD PARTIES               INVESTMENTS IN LOCAL FRANCHISES
                 -------------------------------------------------------------------------------------------------
                                                                                                         NET
                                                                                                     INVESTMENTS
                   TRADING                                                                             IN AND
                  AND SHORT-                                                LOCAL          LOCAL      FUNDING OF
IN BILLIONS OF       TERM         RESALE         ALL                       COUNTRY        COUNTRY       LOCAL
DOLLARS           CLAIMS(1)     AGREEMENTS      OTHER         TOTAL         ASSETS      LIABILITIES  FRANCHISES(2)
------------------------------------------------------------------------------------------------------------------
Germany          $      10.9    $       6.9   $       1.0   $      18.8   $      16.0   $      15.8   $       0.2
France                   5.0            9.9           0.9          15.8           1.1           1.0           0.1
United Kingdom           4.7            6.4           2.7          13.8          31.1          45.8             -
Italy                    8.7            0.8           0.3           9.8           3.2           1.7           1.5
Netherlands              5.3            3.4           1.2           9.9           0.1           1.9             -
Japan                    2.6            5.2           1.6           9.4          23.6          32.6             -
Mexico(4)                3.1            0.1           5.0           8.2          44.9          44.0           0.9
Brazil                   1.9              -           2.5           4.4           6.4           3.3           3.1
Canada                   2.4            0.8           1.2           4.4           9.6           7.0           2.6
                 =================================================================================================

                    DECEMBER 31, 2002           DECEMBER 31, 2001
                 -----------------------------------------------------
                   TOTAL                       TOTAL
                   CROSS-                      CROSS-
                   BORDER                      BORDER
                    OUT-        COMMIT-         OUT-        COMMIT-
                 STANDINGS     MENTS(3)      STANDINGS      MENTS(3)
----------------------------------------------------------------------
Germany          $      19.0   $      10.9   $      13.5   $       7.3
France                  15.9           5.9          10.9           8.7
United Kingdom          13.8          26.3          11.2          16.8
Italy                   11.3           1.6           9.7           2.4
Netherlands              9.9           4.1           7.2           3.0
Japan                    9.4           0.4           7.9           3.3
Mexico(4)                9.1           0.5          12.3           0.6
Brazil                   7.5            --          10.7           0.3
Canada                   7.0           2.1           7.9           3.4
                 =====================================================

(1) Trading and short-term claims include cross-border debt and equity securities held in the trading account, trade finance receivables, net revaluation gains on foreign exchange and derivative contracts, and other claims with a maturity of less than one year.
(2) If local country liabilities exceed local country assets, zero is used for net investments in and funding of local franchises.
(3) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.
(4) For further information on Mexico see Note 26 to the Consolidated Financial Statements.

     Total cross-border outstandings under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis at December 31, 2002, 2001 and 2000, respectively, were (in billions): Germany ($26.5, $19.5 and $16.8), France ($11.7, $13.5 and $13.5),
the United Kingdom ($9.9, $9.3 and $9.6), Italy ($20.3, $12.8 and $13.9), the
Netherlands ($7.8, $6.9 and $7.7), Japan ($9.3, $6.5 and $9.1), Mexico ($10.4,
$13.2 and $4.7), Brazil ($8.8, $11.9 and $9.8), and Canada ($7.3, $8.9 and
$9.0).

     Cross-border commitments (in billions) at December 31, 2000 were $7.1 for Germany, $8.4 for France, $15.4 for the United Kingdom, $5.7 for Italy, $1.9 for the Netherlands, $0.8 for Japan, $1.7 for Mexico, $0.2 for Brazil, and $5.0 for Canada.

     The sector percentage allocation for bank, public and private cross-border claims, respectively, on third parties under FFIEC guidelines at December 31, 2002 was: Germany (21%, 62% and 17%), France (16%, 55% and 29%), the United Kingdom (22%, 18% and 60%), Italy (4%, 83% and 13%), the Netherlands (25%, 23%
and 52%), Japan (6%, 18% and 76%), Mexico (3%, 38% and 59%), Brazil (8%, 24% and
68%), and Canada (18%, 23% and 59%).

The following table shows cross-border outstandings to our ten largest non-OECD countries:

                            CROSS-BORDER CLAIMS ON THIRD PARTIES               INVESTMENTS IN LOCAL FRANCHISES
                 -------------------------------------------------------------------------------------------------
                                                                                                          NET
                                                                                                      INVESTMENTS
                   TRADING                                                                              IN AND
                  AND SHORT-                                                LOCAL          LOCAL      FUNDING OF
IN BILLIONS OF       TERM          RESALE       ALL                        COUNTRY        COUNTRY        LOCAL
DOLLARS            CLAIMS(1)     AGREEMENTS    OTHER         TOTAL         ASSETS       LIABILITIES  FRANCHISES(2)
------------------------------------------------------------------------------------------------------------------
Brazil              1.9            --           2.5           4.4            6.4             3.3          3.1
India               0.6            --           0.6           1.2            5.7             3.8          1.9
Taiwan              0.8           1.0           0.8           2.6            8.9            10.2           --
Russia              0.6           0.3           0.4           1.3            0.8             0.7          0.1
Argentina           0.5           0.2           0.3           1.0            2.4             2.0          0.4
Chile               0.3            --           0.5           0.8            2.9             2.5          0.4
Malaysia            0.2           0.3           0.1           0.6            6.5             5.9          0.6
Hong Kong           0.9            --           0.2           1.1            8.7            19.2           --
Colombia            0.6            --           0.3           0.9            1.0             0.9          0.1
Singapore           0.7           0.2           0.1           1.0           12.1            23.1           --
===================================================================================================================

                    DECEMBER 31, 2002           DECEMBER 31, 2001
                 ----------------------------------------------------
                   TOTAL                       TOTAL
                   CROSS-                      CROSS-
                   BORDER                      BORDER
                     OUT-        COMMIT-         OUT-        COMMIT-
                  STANDINGS     MENTS(3)     STANDINGS       MENTS(3)
                 ----------------------------------------------------
Brazil              7.5            --          10.7           0.3
India               3.1           0.3           2.4           0.4
Taiwan              2.6           0.5           2.8           0.7
Russia              1.4            --           0.6           0.3
Argentina           1.4           0.2           3.2           0.3
Chile               1.2           0.1           1.6           0.1
Malaysia            1.2            --           0.9           0.2
Hong Kong           1.1           0.2           1.0           0.2
Colombia            1.0           0.1           1.4           0.1
Singapore           1.0           1.2           0.8           0.2
=====================================================================

(1) Trading and short-term claims include cross-border debt and equity securities held in the trading account, trade finance receivables, net revaluation gains on foreign exchange and derivative contracts, and other claims with a maturity of less than one year.
(2) If local country liabilities exceed local country assets, zero is used for net investments in and funding of local franchises.
(3) Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC.

BALANCE SHEET REVIEW

GENERAL

     At December 31, 2002, total assets were $1.1 trillion, an increase of $45.7 billion or 4% from the prior year. At December 31, 2002, total assets were primarily comprised of loans (net of unearned income) of $447.8 billion or 41% of total assets, investments of $169.5 billion or 15% of total assets, trading assets of $155.2 billion or 14% of total assets and federal funds sold and securities borrowed or purchased under agreements to resell of $139.9 billion or 13% of total assets. Total interest-earning assets from continuing operations were $867.0 billion compared to $803.1 billion in 2001. Supporting this asset growth was a $56.4 billion or 15% increase in total deposits, an $11.5 billion or 8% increase in short- and long-term borrowings, a $10.9 billion or 14 % increase in trading account liabilities, a $9.1 billion or 6% increase in federal funds purchased and securities loaned or sold under agreements to repurchase and a $4.9 billion or 30% increase in investment banking and brokerage borrowings. In addition at December 31, 2002, total stockholders' equity increased $5.5 billion to $86.7 billion. See "Liquidity and Capital Resources" on page 52 for further discussions on capital.

FACTORS AFFECTING FINANCIAL POSITION

     On August 20, 2002, Citigroup completed the tax-free distribution to its stockholders of a majority portion of its remaining ownership interest in TPC. This non-cash transaction resulted in a reduction in assets at December 31, 2002 of approximately $53.6 billion, primarily comprised of $30.1 billion in investments and $9.8 billion in reinsurance recoverables. Liabilities were reduced by approximately $42.5 billion, primarily comprised of a $34.1 billion reduction in insurance policy claims. In accordance with GAAP, the Consolidated Statement of Financial Position has not been restated. See Notes 1 and 4 to the Consolidated Financial Statements.

     On November 6, 2002, Citigroup completed its acquisition of GSB. This transaction resulted in an increase in assets at December 31, 2002 of approximately $56.0 billion. The impact on the balance sheet primarily included increases of approximately $35.0 billion in consumer loans, $4.0 billion in investment securities, $4.0 billion in goodwill, $25.0 billion in deposits and $13.0 billion in long-term debt. See Note 3 to the Consolidated Financial Statements.

ASSETS

CASH AND DUE FROM BANKS

     At December 31, 2002, the balance was $17.3 billion, a decrease of $1.2 billion from the prior year. Net cash provided by operating and financing activities of continuing operations were $26.0 billion and $28.0 billion, respectively, while net cash used in investing activities of continuing operations was $59.1 billion. Net cash used in discontinued operations was $237 million, while proceeds from the sale of subsidiary stock (TPC) were $4.1 billion.

FEDERAL FUNDS SOLD AND SECURITIES BORROWED OR PURCHASED UNDER AGREEMENTS TO
RESELL

     At December 31, 2002, the balance was $139.9 billion, an increase of $5.1 billion from the prior year, attributable to an increase in federal funds and resale agreements of $5.0 billion, and deposits paid for securities borrowed of $0.1 billion. Average domestic federal funds sold and securities borrowed or purchased under agreements to resell were $91.2 billion yielding 3.8% in 2002, compared to $104.2 billion and 6.8% in 2001, while average foreign balances were $57.4 billion yielding 3.3% in 2002, compared to $34.1 billion and 5.3% in 2001. Federal funds and resale agreements represented 17% of total interest-earning assets during 2002. See Note 7 to the Consolidated Financial Statements.

TRADING ACCOUNT ASSETS

     At December 31, 2002, the balance was $155.2 billion, an increase of $10.3 billion or 7% from the prior year. The increase was primarily attributable to increased revaluation gains of $7.8 billion or 26% primarily on foreign exchange derivative transactions. The trading asset portfolio grew by $2.5 billion or 2% attributable to an increase in corporate and other debt securities of $12.0 billion and foreign government securities of $4.0 billion, offset by a $10.8 billion decline in U.S. Treasury and Federal agency securities and a $2.6 billion decrease in equity securities. See Note 9 to the Consolidated Financial Statements.

INVESTMENTS

     At December 31, 2002, the balance was $169.5 billion, an increase of $8.1 billion from the prior year. The Company was primarily invested in fixed maturity securities, including mortgage-backed securities, U.S. Treasury and Federal agencies securities, state and municipal securities, foreign government and U.S. corporate securities. At December 31, 2002, the Company's investment in TPC was $1.5 billion. Investments represented 16% of total interest- earning assets from continuing operations at December 31, 2002. The average rate earned on these investments in 2002 was 5.5%, compared to 6.2% in the prior year. Excluding the impact of the TPC and GSB transactions, investments increased by $32.7 billion or 25% from the prior year. The increase was primarily due to growth in the fixed maturity securities portfolio of $11.7 billion, due to an increase in asset allocation and an increase in unrealized gains driven by a declining interest rate yield curve. See Note 6 to the Consolidated Financial Statements.

LOANS

     Total loans outstanding (net of unearned income) at December 31, 2002 were $447.8 billion compared to $391.4 billion in the prior year, an increase of $56.4 billion or 14% (including the GSB acquisition). Total loans comprised 46% of total interest-earning assets from continuing operations in 2002, compared to 47% in the prior year. The increase reflects growth in the consumer loan portfolio of $62.9 billion, approximately half of which is attributable to GSB, offset by a $6.5 billion decrease in the corporate portfolio. The 25% increase in the consumer loan portfolio was comprised of $39.0 billion or 36% in mortgage and real estate loans and $23.3 billion or 17% in installment, revolving credit and other. For more information see the "Consumer Portfolio Review" on page 37. The 5% decline in the corporate portfolio was driven by decreases of $1.8 billion or 2% in commercial and industrial loans, $2.9 billion or 14% in lease financings, $1.6 billion or 16% in loans to financial institutions and $1.0 billion or 24% in loans to governments and official institutions. These declines were driven primarily by the pesification of the Argentine portfolio, combined with the weakening of certain currencies in Latin America, tightening of credit policies in selected countries and maturities in CitiCapital's transportation portfolio, partially offset by increases in Western Europe and CEEMEA. For further information see the "Global Corporate Portfolio Review" on page 41. During 2002, average consumer loans of $264.3 billion yielded an average rate of 10.7%, compared to $233.5 billion and 11.8% in the prior year. Average corporate loans of $136.2 billion yielded an average rate of 7.1% in 2002, compared to $143.5 billion and 8.4% in the prior year. See Note 11 to the Consolidated Financial Statements.

     Total loans-held-for-sale, included in Other Assets at December 31, 2002, were $15.9 billion compared to $11.9 billion in the prior year, an increase of $4.0 billion or 34% (including the GSB acquisition). This increase is attributable to consumer mortgages and student loans.

LIABILITIES

DEPOSITS

     The Company's primary source of funding for loans and investments is deposits. At December 31, 2002, total deposits were $430.9 billion, an increase of $56.4 billion or 15% from the prior year. Interest-bearing foreign deposits comprise 55% of total deposits, interest-bearing domestic deposits comprise 33%, non-interest-bearing domestic deposits comprise 7%, and non-interest-bearing foreign deposits comprise 5%. The growth in deposit balances is attributable to a $37.9 billion increase in domestic deposits and an $18.5 billion increase in foreign deposits, both primarily in interest-bearing savings deposits. The growth in domestic deposits was mainly driven by the addition of GSB combined with increases in the Smith Barney bank deposit program and consumer deposit growth in Citibanking North America and the Private Bank. The growth in foreign deposits reflected growth in the GCIB and the Private Bank that was partially offset by a decline in Retail Banking. The GCIB and the Private Bank deposit growth was driven by increases in Europe, Asia and Japan and was partially offset by declines in Mexico and Latin America. The decline in Retail Banking was due to the ongoing economic crisis in Argentina and was partially offset by strong consumer deposit growth in Japan. See the Financial Data Supplement to the Consolidated Financial Statements.

FEDERAL FUNDS PURCHASED AND SECURITIES LOANED OR SOLD UNDER AGREEMENTS TO REPURCHASE

     At December 31, 2002, federal funds purchased and securities loaned or sold under agreements to repurchase increased $9.1 billion or 6% to $162.6 billion, compared to $153.5 billion at the prior year end. This increase is attributable to increases of $12.0 billion in federal funds purchased and repurchase agreements, offset by a $2.9 billion decrease in deposits held for securities loaned. Average volume from continuing operations in 2002 increased to $169.0 billion yielding 3.9%, compared to $155.0 billion and 6.8% in 2001. See Note 7 to the Consolidated Financial Statements.

TRADING ACCOUNT LIABILITIES

     At December 31, 2002, trading account liabilities of $91.4 billion increased $10.9 billion from the prior year. The 14% increase includes a $12.2 billion increase in revaluation losses primarily on foreign exchange derivative transactions. Additionally, securities sold, not yet purchased declined by $1.3 billion, or 3% attributable to a decrease of $11.0 billion in non-U.S. Treasury securities, offset by an increase of $9.7 billion in short U.S. Treasury securities. See Note 9 to the Consolidated Financial Statements.

DEBT

     At December 31, 2002, total Citigroup debt was $178.9 billion, comprised of long-term debt of $126.9 billion, short-term borrowings of $30.6 billion, and investment banking and brokerage borrowings of $21.4 billion, up 10% from $162.6 billion in the prior year. This $16.3 billion increase from 2001 includes increases of $6.2 billion in short-term borrowings, $5.3 billion in long-term debt and $4.9 billion in investment banking and brokerage borrowings.

     The 30% increase in investment banking and brokerage borrowings in 2002 includes a $4.4 billion increase in commercial paper and a $0.4 billion increase in other short-term borrowings.

     The 25% increase in short-term borrowings in 2002 includes increases of $2.0 billion in other borrowings and $4.2 billion in commercial paper.

     The long-term debt balance at December 31, 2002 includes $114.0 billion of senior notes and $12.9 billion of subordinated debt, with maturities ranging from 2003-2098. During 2002, subordinated debt increased by $2.0 billion.
U.S. dollar- and non-U.S. dollar-denominated fixed and variable rate debt increased by $3.3 billion, including approximately $13.0 billion attributable to GSB, partially offset by maturities. Average long-term debt at December 31, 2002 was $133.3 billion.

     For more information on debt, see Note 14 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Citigroup's primary source of incremental capital resources is its net earnings. Other sources include proceeds from the issuance of trust preferred securities, senior debt, subordinated debt and commercial paper. Citigroup can also generate funds by securitizing various financial assets including credit card receivables and other receivables generally secured by collateral such as single-family residences and automobiles.

     Citigroup uses these capital resources to pay dividends to its stockholders, to repurchase its shares in the market pursuant to Board-of-Directors approved plans, to support organic growth, to make acquisitions and to service its debt obligations.

     As a financial holding company, substantially all of Citigroup's net earnings are generated within its operating subsidiaries including Citibank, Salomon Smith Barney Holdings Inc. (Salomon Smith Barney), CitiFinancial, GSB, and TIC. Each of these subsidiaries makes these funds available to Citigroup in the form of dividends. The subsidiaries' dividend paying abilities are limited by certain covenant restrictions in credit agreements and/or by regulatory requirements. Certain of these subsidiaries are also subject to rating agency requirements that also impact their capitalization levels.

     During 2003, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due. It is also anticipated that during 2003 Citigroup will continue to maintain its share repurchase program. At December 31, 2002, there was $5.1 billion remaining under the authorized program. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

     The following table summarizes the Company's repurchase program during 2002:

                                                                      Dollar Value
                                                                      of Remaining
                                                                       Authorized
IN MILLIONS OF DOLLARS,            TOTAL SHARES      Average Price     Repurchase
EXCEPT PER SHARE AMOUNTS          REPURCHASED (1)     Paid per Share     Program
----------------------------------------------------------------------------------
First quarter 2002                      17.8           $  46.37         $  4,774
Second quarter 2002                     38.3              41.82            3,172
Third quarter 2002                      77.2              31.72            5,724
Fourth quarter 2002                     17.8              34.06            5,119
                                  -------------------------------------------------
Total                                  151.1           $  36.29         $  5,119
                                  =================================================

(1) All repurchases were transacted through Smith Barney, which is included within the Private Client Services segment.

     The TPC distribution was treated as a dividend to stockholders for accounting purposes that reduced Citigroup stockholders' equity by approximately $7.0 billion.

     Citigroup, Citicorp and certain other subsidiaries issue commercial paper directly to investors. Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities and unused bank lines of credit to support their combined outstanding commercial paper. Citigroup maintains sufficient liquidity at the Parent Company to meet all maturing unsecured debt obligations due within a one-year time horizon without incremental access to the unsecured markets.

     Citigroup has unutilized bilateral committed revolving credit facilities in the amount of $2.5 billion that expire on various dates in 2003. Under these facilities, Citigroup is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreements). Citigroup exceeded this requirement by approximately $62 billion at December 31, 2002.

     Associates First Capital Corporation (Associates), a subsidiary of Citicorp, had a combination of unutilized credit facilities of $4.5 billion as of December 31, 2002 which have maturities ranging from 2003 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At December 31, 2002, this requirement was exceeded by approximately $59 billion. Citicorp has also guaranteed various debt obligations of Associates and CitiFinancial Credit Company (CCC), an indirect subsidiary of Citicorp.

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

     The following table summarizes the maturity profile of the Company's consolidated contractual long-term debt payments and operating leases at December 31, 2002:

IN MILLIONS OF DOLLARS       LONG-TERM DEBT    OPERATING LEASES
-----------------------------------------------------------------
2003                           $   34,229         $     961
2004                               28,682               819
2005                               17,666               818
2006                                9,451               605
2007                                7,533               512
Thereafter                         29,366             2,748
                             ------------------------------------
TOTAL                          $  126,927         $   6,463
                             ====================================

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

     A primary tenet of Citigroup's liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. Along with the role of the Corporate Treasurer, the Global Asset and Liability Committee (ALCO) undertakes this oversight responsibility. The Global ALCO functions as an oversight forum for Citigroup's Chief Financial Officer, Chief Risk Officer, Corporate Treasurer, independent Senior Treasury Risk Officer, and the senior corporate and business treasurers and risk managers. One objective of the Global ALCO is to monitor and review the overall liquidity and balance sheet position of Citigroup and its principal subsidiaries and to address corporate-wide policies and make recommendations back to senior management and the business units. Similarly, ALCOs are also established for each country and/or major line of business.

     Each major operating subsidiary and/or country must prepare an annual funding and liquidity plan for review by the Corporate Treasurer and approval by the independent Senior Treasury Risk Officer. The funding and liquidity plan includes analysis of the balance sheet as well as the economic and business conditions impacting the liquidity of the major operating subsidiary and/or country. As part of the funding and liquidity plan, liquidity limits, liquidity ratios, market triggers, and assumptions for periodic stress tests are established and approved.

     Liquidity limits establish boundaries for potential market access in business-as-usual conditions and are monitored against the liquidity position on a daily basis. These limits are established based on the size of the balance sheet, depth of the market, experience level of local management, the stability of the liabilities, and liquidity of the assets. Finally, the limits are subject to the evaluation of the entities' stress test results. Generally, limits are established such that in stress scenarios, entities need to be self-funded or net providers of liquidity.

     A series of standard corporate-wide liquidity ratios have been established to monitor the structural elements of Citigroup's liquidity. For bank entities these include measures of liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans. In addition, several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. For the Parent Company, Insurance Entities and the Broker/Dealer, there are ratios established for liquid assets against short-term obligations. Triggers to elicit management discussion have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

     Market triggers are internal or external market or economic factors that may imply a change to market liquidity or Citigroup's access to the markets. Citigroup market triggers are monitored by the Corporate Treasurer and the independent Senior Treasury Risk Officer and are discussed with the Global ALCO. Appropriate market triggers are also established and monitored for each major operating subsidiary and/or country as part of the funding and liquidity plans. Local triggers are reviewed with the local country or business ALCO and independent risk management.

     Periodic liquidity stress testing is performed for each major operating subsidiary and/or country. The scenarios include assumptions about significant changes in key funding sources, credit ratings, contingent uses of funding, and political and economic conditions in certain countries. The results of stress tests of individual countries and operating subsidiaries are reviewed to ensure that each individual major operating subsidiary or country is self-funded or a net provider of liquidity. In addition, a Contingency Funding Plan is prepared on a periodic basis for Citigroup. The plan includes detailed policies, procedures, roles and responsibilities, and the results of corporate stress tests. The product of these stress tests is a menu of alternatives that can be utilized by the Corporate Treasurer in a liquidity event.

     Citigroup's funding sources are well-diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the Parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base, a significant portion of which is expected to be long-term and stable and is considered core. Other sources of funding include collateralized borrowings, securitizations (primarily credit card and mortgages), long-term debt, and purchased/wholesale funds. This funding is significantly enhanced by Citigroup's strong capital position. Each of Citigroup's major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the operating environment in which it operates.

     Other liquidity and capital resource considerations for Citigroup follow.

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

     SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business. The SPE obtains the cash needed to pay the transferor for the assets received by issuing securities to investors in the form of debt and equity instruments, certificates, commercial paper, and other notes of indebtedness. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a cash collateral account or overcollateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit or asset purchase agreement. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies, such as Standard and Poor's and Moody's Investors Service, than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The transferor can use the cash proceeds from the sale to extend credit to additional customers or for other business purposes. The SPE may also enter into a derivative contract in order to convert the yield or currency of the underlying assets to match the needs of the SPE's investors or to limit or change the credit risk of the SPE. The Company may be the counterparty to any such derivative. The securitization process enhances the liquidity of the financial markets, may spread credit risk among several market participants, and makes new funds available to extend credit to consumers and commercial entities.

     Citigroup also acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE. The Company also securitizes clients' debt obligations in transactions involving SPEs that issue collateralized debt obligations. In yet other arrangements, the Company packages and securitizes assets purchased in the financial markets in order to create new security offerings for institutional and private bank clients as well as retail customers. In connection with such arrangements, Citigroup may purchase, and temporarily hold assets designated for subsequent securitization.

SECURITIZATION OF CITIGROUP'S ASSETS

     In certain of these off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations Citigroup is securitizing assets that were previously recorded in its Consolidated Statement of Financial Position.

The following table summarizes certain cash flows received from and paid to securitization trusts during the years ended December 31, 2002, 2001 and 2000:

                                            2002                              2001                            2000
                            ------------------------------------------------------------------------------------------------------
                             CREDIT                             Credit                             Credit
IN BILLIONS OF DOLLARS       CARDS     MORTGAGES   OTHER(1)     Cards     Mortgages    Other(1)     Cards     Mortgages   Other(1)
----------------------------------------------------------------------------------------------------------------------------------
Proceeds from new
  securitizations           $   15.3   $    40.1   $    10.0   $   22.7   $    34.8   $     6.4   $    9.1   $    16.5   $     1.7
Proceeds from collections
  reinvested in new            130.9           -           -      131.4         0.4           -      127.2         0.2           -
  receivables
Servicing fees received          1.2         0.3           -        1.2         0.2           -        1.0         0.3           -
Cash flows received on
  retained interest
  and other net cash flows       3.9         0.1         0.1        3.6         0.2         0.2        2.8         0.3           -
                            ======================================================================================================

(1) Other includes corporate debt securities, auto loans, student loans and other assets.

CREDIT CARD RECEIVABLES

     Credit card receivables are securitized through trusts, which are established to purchase the receivables. Citigroup sells receivables into the trusts on a non-recourse basis. After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to a predetermined maximum amount and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, Citigroup's loss is limited to its retained interest, consisting of seller's interest and an interest-only strip that arises from the calculation of gain or loss at the time receivables are sold to the SPE. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citigroup subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. Salomon Smith Barney is one of several underwriters that distribute securities issued by the trusts to investors. The Company relies on securitizations to fund approximately 60% of its Citi Cards business.

At December 31, 2002 and 2001, total assets in the credit card trusts were $84 billion and $87 billion, respectively. Of that amount at December 31, 2002 and 2001, $67 billion and $67 billion, respectively, has been sold to investors via trust-issued securities, and the remaining seller's interest of $17 billion and $20 billion, respectively, is recorded in Citigroup's Consolidated Statement of Financial Position as Consumer Loans. Citigroup retains credit risk on its seller's interests and reserves for expected credit losses. Amounts receivable from the trusts were $1.112 billion and $1.098 billion, respectively, and amounts due to the trusts were $889 million and $701 million, respectively, at December 31, 2002 and 2001. The Company also recognized an interest-only strip of $494 million at December 31, 2002 that arose from the calculation of gain or loss at the time assets were sold to the SPE. During the years ended December 31, 2002 and 2001, finance charges and interchange fees of $10.3 billion and $10.1 billion, respectively, were collected by the trusts in each year. Also for the years ended December 31, 2002 and 2001, the trusts recorded $7.2 billion and $6.5 billion, respectively, in coupon interest paid to third-party investors, servicing fees, and other costs. Servicing fees of $1.2 billion were earned in each of 2002 and 2001 and an additional $3.9 billion and $3.6 billion, respectively, of net cash flows were received by the Company in 2002 and 2001. In 2002, the Company recorded net gains of $425 million related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations.

MORTGAGES AND OTHER ASSETS

     The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Home equity loans may be revolving lines of credit under which borrowers have the right to draw on the line of credit up to their maximum amount for a specified number of years. In addition to servicing rights, the Company also retains a residual interest in its home equity, manufactured housing, auto and student loan securitizations, consisting of seller's interest and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $331 million, $271 million and $172 million in 2002, 2001, and 2000, respectively.

     Under generally accepted accounting principles, the assets and liabilities of these SPEs do not appear in Citigroup's Consolidated Statement of Financial Position. At December 31, 2002 and 2001 the total amount of loans securitized and outstanding was $234 billion and $85 billion, respectively. Servicing rights and other retained interests amounted to $4.4 billion and $3.2 billion at December 31, 2002 and 2001, respectively.

SECURITIZATIONS OF CLIENT ASSETS

     The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

     The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides second loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. At December 31, 2002 and 2001, total assets in the conduits were $49 billion and $52 billion, respectively, and liabilities were $49 billion and $52 billion, respectively. For the year ended December 31, 2002, the Company's revenues for these activities amounted to $256 million and estimated expenses before taxes were $51 million. Expenses have been estimated based upon a percentage of product revenues to business revenues. In addition, the Company participates in providing liquidity backstop lines of credit to conduits administered by other financial institutions with assets totaling $2.9 billion at December 31, 2002.

     The Company also securitizes clients' debt obligations in transactions involving SPEs that issue collateralized debt obligations (CDOs). A majority of the transactions are on behalf of clients where the Company first purchases the assets at the request of the clients and warehouses them until the securitization transaction is executed. Other CDOs are structured where the underlying debt obligations are purchased directly in the open market or from issuers. Some CDOs have static unmanaged portfolios of assets, while others have a more actively managed portfolio of financial assets. At December 31, 2002, there were 46 CDOs with assets amounting to $17 billion. The Company receives market-rate fees for structuring and distributing the CDO securities to investors. For the year ended December 31, 2002, the Company's revenues for these activities were $81 million and estimated expenses before taxes were $16 million. Expenses have been estimated based upon a percentage of product revenues to business revenues.

     In addition to securitizations of mortgage loans originated by the Company, the Company also securitizes purchased mortgage loans, creating collateralized mortgage obligations (CMOs) and other mortgage-backed securities (MBSs) and distributes them to investors. Since January 1, 2000, the Company has organized 254 mortgage securitizations with assets of $241.3 billion at December 31, 2002. For the year ended December 31, 2002, the Company's revenues for these activities were $106 million and estimated expenses before taxes were $34 million. Expenses have been estimated based upon a percentage of product revenues to total business revenues.

CREATION OF OTHER INVESTMENT AND FINANCING PRODUCTS

     The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including hedge funds, mutual funds, unit investment trusts, and other investment funds, for institutional and PRIVATE BANK clients as well as retail customers, that match the clients' investment needs and preferences. The SPEs may be credit-enhanced by excess assets in the investment pool or by third-party insurers assuming the risks of the underlying assets, thus reducing the credit risk assumed by the investors and diversifying investors' risk to a pool of assets as compared with investments in individual assets. The Company typically manages the SPEs for market-rate fees. In addition, the Company may be one of several liquidity providers to the SPEs and may place the securities with investors.

     See Note 13 to the Consolidated Financial Statements for additional information about off-balance sheet arrangements.

CREDIT COMMITMENTS AND LINES OF CREDIT

The table below summarizes Citigroup's credit commitments. Further details are included in the footnotes.

IN MILLIONS OF DOLLARS AT YEAR-END                              2002        2001
------------------------------------------------------------------------------------
Financial standby letters of credit
  and foreign office guarantees                              $   32,220   $   29,541
Performance standby letters of credit
  and foreign office guarantees                                   7,320        7,749
Commercial and similar letters of credit                          4,965        5,681
One- to four-family residential mortgages                         3,990        5,470
Revolving open-end loans secured
  by one- to four-family residential properties                  10,297        7,107
Commercial real estate, construction
  and land development                                            1,781        1,882
Credit card lines(1)                                            407,822      387,396
Commercial and other consumer loan commitments(2)               214,166      210,909
                                                             -----------------------
TOTAL                                                        $  682,561   $  655,735
                                                             =======================

(1)  Credit card lines are unconditionally cancelable by the issuer.
(2) Includes $132 billion and $138 billion with original maturity of less than one year at December 31, 2002 and 2001, respectively.

See Note 28 to the Consolidated Financial Statements for additional information.

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

10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

CITIGROUP RATIOS

AT YEAR-END                                     2002      2001
--------------------------------------------------------------
Tier 1 capital                                  8.47%     8.42%
Total capital (Tier 1 and Tier 2)              11.25%    10.92%
Leverage(1)                                     5.49%     5.64%
Common stockholders' equity                     7.78%     7.58%
                                               ===============

(1)  Tier 1 capital divided by adjusted average assets.

     Citigroup maintained a strong capital position during 2002. Total capital (Tier 1 and Tier 2) amounted to $78.3 billion at December 31, 2002, representing 11.25% of risk-adjusted assets. This compares to $75.8 billion and 10.92% at December 31, 2001. Tier 1 capital of $59.0 billion at December 31, 2002 represented 8.47% of risk-adjusted assets, compared to $58.4 billion and 8.42% at December 31, 2001. Citigroup's leverage ratio was 5.49% at December 31, 2002, compared to 5.64% at December 31, 2001. See Note 20 to the Consolidated Financial Statements.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

IN MILLIONS OF DOLLARS AT YEAR-END              2002         2001
----------------------------------------------------------------`-----
TIER 1 CAPITAL
Common stockholders' equity                  $   85,318    $   79,722
Qualifying perpetual preferred stock              1,400         1,400
Qualifying mandatorily redeemable
  securities of subsidiary trusts                 6,152         6,725
Minority interest                                 1,236           803
Less: Net unrealized gains on securities
  available-for-sale(1)                          (1,957)         (852)
Accumulated net gains on cash flow hedges,
  net of tax                                     (1,242)         (168)
Intangible assets:
  Goodwill                                      (26,961)      (23,861)
  Other intangible assets                        (4,322)       (4,944)
50% investment in certain subsidiaries(2)           (37)          (72)
Other                                              (575)         (305)
                                             ------------------------
TOTAL TIER 1 CAPITAL                             59,012        58,448
                                             ------------------------
TIER 2 CAPITAL
Allowance for credit losses(3)                    8,873         8,694
Qualifying debt(4)                               10,288         8,648
Unrealized marketable equity securities
  gains(1)                                          180            79
Less: 50% investment in certain
  subsidiaries(2)                                   (36)          (72)
                                             ------------------------
TOTAL TIER 2 CAPITAL                             19,305        17,349
                                             ------------------------
TOTAL CAPITAL (TIER 1 AND TIER 2)            $   78,317    $   75,797
                                             ------------------------
Risk-adjusted assets(5)                      $  696,339    $  694,035
                                             ========================

(1) Tier 1 capital excludes unrealized gains and losses on debt securities available-for-sale in accordance with regulatory risk-based capital guidelines. The Federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values, net of tax.
(2) Represents investment in certain overseas insurance activities and unconsolidated banking and finance subsidiaries.
(3) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(4) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(5) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $31.5 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of December 31, 2002, compared to $26.2 billion as of December 31, 2001. Market risk-equivalent assets included in risk-adjusted assets amounted to $30.6 billion and $31.4 billion at December 31, 2002 and 2001, respectively. Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

     Common stockholders' equity increased a net $5.6 billion during the year to $85.3 billion at December 31, 2002, representing 7.78% of assets, compared to $79.7 billion and 7.58% at year-end 2001. The increase in common stockholders' equity during the year principally reflected net income of $15.3 billion, $3.5 billion in connection with the acquisition of GSB, $2.7 billion related to the issuance of shares pursuant to employee benefit plans and other activity, and $0.6 billion related to the after-tax net charge in unrealized gains and losses on investment securities, cash-flow hedges, and foreign currency translation adjustments. These increases were offset by the tax-free distribution to Citigroup's stockholders of a majority portion of Citigroup's remaining ownership interest in TPC of $7.0 billion, treasury stock acquired of $5.5 billion, dividends declared on common and preferred stock of $3.7 billion, and the net issuance of restricted stock of $0.3 billion. The increase in the common stockholders' equity ratio during the year reflected the above items, and was partially offset by the increase in total assets.

     On March 3, 2003, Citigroup and Salomon Smith Barney redeemed, for cash, all of the Trust Preferred securities of Citigroup Capital IV and SSBH Capital I, respectively, at the redemption price of $25 per Preferred security plus any accrued interest and unpaid distributions thereon. On March 3, 2003, Citigroup redeemed the Series Q and R Preferred Stock.

     During July 2002, the Board of Directors granted approval for the repurchase of an additional $5 billion of Citigroup common stock, continuing the Company's program of buying back its shares. Under its long-standing repurchase program, the Company buys back shares in the market from time to time.

     The total mandatorily redeemable securities of subsidiary trusts (trust securities) which qualify as Tier 1 capital at December 31, 2002 and 2001 were $6.152 billion and $6.725 billion, respectively. The amount outstanding at December 31, 2002 includes $4.657 billion of parent-obligated securities and $1.495 billion of subsidiary-obligated securities, and at December 31, 2001 includes $4.85 billion of parent-obligated securities and $2.275 billion of subsidiary-obligated securities.

     Citigroup's subsidiary depository institutions in the United States are subject to the risk-based capital guidelines issued by their respective primary Federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At December 31, 2002, all of Citigroup's subsidiary depository institutions were "well capitalized" under the Federal bank regulatory agencies' definitions.

     On January 8, 2002, the FRB issued final rules that govern the regulatory treatment of merchant banking investments and certain similar equity investments, including investments made by venture capital subsidiaries, in nonfinancial companies held by bank holding companies with certain exclusions. The new rules impose a capital charge that would increase in steps as the banking organization's level of concentration in equity investments increases. An 8% Tier 1 capital deduction applies on covered investments that in the aggregate represent up to 15% of an organization's Tier 1 capital. For covered investments that aggregate more than 25% of the organization's Tier 1 capital, a top marginal charge of 25% applies. The rules became effective April 1, 2002 and were adopted for the quarter ended June 30, 2002. The impact of the new rule was neutral to Citigroup's ratio at December 31, 2002. For the quarter ended December 31, 2002, the capital ratio impact of the $269 million capital charge was offset by the $3.4 billion net reduction in risk-adjusted assets for the nonfinancial equity investments.

     In December 2001, the Basel Committee on Banking Supervision (Committee) announced that a new consultative package on the new Basel Capital Accord (new Accord) would not be issued in early 2002, as previously indicated. Instead, the Committee will first seek to complete a comprehensive impact assessment of the draft proposal, after which a new consultative package will be issued. The Committee launched a Quantitative Impact Study on October 1, 2002 which allowed banks to perform a concrete and comprehensive assessment of how the Committee's proposal will affect their organization. Banks were asked to submit their findings by December 20, 2002. The new Accord, which will apply to all "significant" banks, as well as to holding companies that are parents of banking groups, is intended to be finalized in the fourth quarter of 2003, with implementation of the new framework by year-end 2006. The Company is monitoring the status and progress of the proposed rule.

     On November 29, 2001, the FRB issued final rules regarding the regulatory capital treatment of recourse, direct credit substitutes and residual interest in asset securitizations. The rules require a deduction from Tier 1 capital for the amount of credit-enhancing interest-only strips (a type of residual interest) that exceeds 25% of Tier 1 capital, as well as requiring dollar-for-dollar capital for residual interests not deducted from Tier 1 capital. These rules, which were fully implemented in the fourth quarter of 2002, reduced Citigroup's Tier 1 Capital Ratio by approximately 15 basis points.

     In January 2003, FASB issued final accounting guidance in FIN 46 which will require the consolidation of certain types of special purpose vehicles that previously were recorded as off-balance sheet exposures. During 2003, the Federal bank regulatory agencies are expected to issue guidance clarifying how this new requirement will be incorporated into the risk-based capital framework. The Company is monitoring the status and progress of regulatory adoption of this new rule. See "Significant Accounting Policies and Significant Estimates" on page 10 and "Consolidation of Variable Interest Entities" on page 14 in the "Future Applications of Accounting Standards" and
Note 13 to the Consolidated Financial Statements for a discussion of the Company's FIN 46 implementation.

     Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

CITICORP

     The in-country forum for liquidity issues is the ALCO, which includes senior executives within each country. The ALCO reviews the current and prospective funding requirements for all businesses and legal entities within the country, as well as the capital position and balance sheet. All businesses within the country are represented on the committee with the focal point being the Country Treasurer. The Citigroup Country Officer and the Country Treasurer ensure that all funding obligations in each country are met when due. The Citigroup Corporate Treasurer, in concert with the Country Corporate Officer and the Regional Market Risk Manager, appoints the Country Treasurer.

     Each Country Treasurer must prepare a funding and liquidity plan at least annually, reviewed by the country ALCO and approved by the Country Corporate Officer, and the Regional Market Risk Manager. It is also reviewed by the Citigroup Corporate Treasurer and approved by the independent Senior Treasury Risk Officer. The liquidity profile is monitored on a daily basis by the local Treasurer and independent risk management. Limits are established on the extent to which businesses in a country can take liquidity risk. The size of the limit depends on the size of the balance sheet, depth of the market, experience level of local management, the stability of the liabilities, and liquidity of the assets. Finally, the limits are subject to the evaluation of the entities' stress test results. Generally, limits are established such that in stress scenarios, entities need to be self-funded or providers of liquidity to Citicorp.

     Regional Market Risk Managers generally have responsibility for monitoring liquidity risk across a number of countries within a defined geography. They are also available for consultation and special approvals, especially in unusual or volatile market conditions.

     Citicorp's assets and liabilities are diversified across many currencies, geographic areas, and businesses. Particular attention is paid to those businesses which for tax, sovereign risk, or regulatory reasons cannot be freely and readily funded in the international markets.

     A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 60% of total funding at December 31, 2002 and 59% of funding at December 31, 2001, are broadly diversified by both geography and customer segments.

     Stockholder's equity, which grew $10.1 billion during the year to $73.5 billion at year-end 2002, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at year-end 2002 was $78.4 billion, compared with $81.1 billion at year-end 2001.

     Asset securitization programs remain an important source of liquidity. Loans securitized during 2002 included $15.4 billion of U.S. credit cards and $29.3 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In 2002, the scheduled amortization of certain credit card securitization transactions made available $10.6 billion of new receivables. In addition, at least $10.3 billion of credit card securitization transactions are scheduled to amortize during 2003.

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

     Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2003, without regulatory approval, of approximately $6.4 billion, adjusted by the effect of their net income (loss) for 2003 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the Federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp, directly or through their parent holding company, of approximately $5.4 billion of the available $6.4 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

     Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

     Citicorp is subject to risk-based capital and leverage guidelines issued by the FRB.

CITICORP RATIOS

AT YEAR-END                                     2002     2001
--------------------------------------------------------------
Tier 1 capital                                  8.11%     8.33%
Total capital (Tier 1 and Tier 2)              12.31%    12.41%
Leverage(1)                                     6.82%     6.85%
Common stockholders' equity                    10.11%     9.81%
                                               ===============

(1)  Tier 1 capital divided by adjusted average assets.

     Citicorp maintained a strong capital position during 2002. Total capital (Tier 1 and Tier 2) amounted to $68.7 billion at December 31, 2002, representing 12.31% of risk-adjusted assets. This compares with $62.9 billion and 12.41% at December 31, 2001. Tier 1 capital of $45.3 billion at year-end 2002 represented 8.11% of risk-adjusted assets, compared with $42.2 billion and 8.33% at year-end 2001. The Tier 1 capital ratio at year-end 2002 was within Citicorp's target range of 8.00% to 8.30%. See Note 20 to the Consolidated Financial Statements.

SALOMON SMITH BARNEY HOLDINGS INC. (SALOMON SMITH BARNEY)

     Salomon Smith Barney's total assets were $292 billion at December 31, 2002, compared to $301 billion at year-end 2001. Due to the nature of Salomon Smith Barney's trading activities, it is not uncommon for asset levels to fluctuate from period to period. At December 31, 2002, approximately 37% of these assets represent trading securities and derivatives used for proprietary trading and to facilitate customer transactions. Approximately 48% of these assets were related to collateralized financing transactions where securities are bought, borrowed, sold, and lent in generally offsetting amounts. A significant portion of the remainder of the assets represented receivables from brokers, dealers, clearing organizations, and customers that relate to securities transactions in the process of being settled. The carrying values of the majority of Salomon Smith Barney's securities inventories are adjusted daily to reflect current prices. See Notes 1, 6, 7, 8, 9 and 27 to the Consolidated Financial Statements for a further description of these assets.

     Salomon Smith Barney's assets are financed through a number of sources including long- and short-term unsecured borrowings, the financing transactions described above, and payables to brokers, dealers, and customers. The highly liquid nature of these assets provides Salomon Smith Barney with flexibility in financing and managing its business. Salomon Smith Barney monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for flexibility in its funding, to maintain liquidity, and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

     Salomon Smith Barney funds its operations through the use of secured and unsecured short-term borrowings, long-term borrowings and TruPS(R). Secured short-term financing, including repurchase agreements and secured loans, is Salomon Smith Barney's principal funding source. Unsecured short-term borrowings provide a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term unsecured borrowings include commercial paper, unsecured bank borrowings and letters of credit, deposit liabilities, promissory notes, and corporate loans. On March 3, 2003, Salomon Smith Barney redeemed, for cash, all of the Trust Preferred securities of SSBH Capital I at the redemption price of $25 per Preferred security plus any accrued interest and unpaid distributions thereon.

     Salomon Smith Barney has a $5.0 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. Commitments to lend under this facility terminate in May 2003. Any borrowings under this facility would mature in May 2005. Salomon Smith Barney also has a $100 million 364-day facility with an unaffiliated bank that extends through June 2003, with any borrowings under this facility maturing in June 2004 and a $100 million 364-day facility that extends through December 2003. Salomon Smith Barney may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate), and compensates the banks for the facilities through facility fees. At December 31, 2002, there were no outstanding borrowings under these facilities. Salomon Smith Barney also has committed long-term financing facilities with unaffiliated banks. At December 31, 2002, Salomon Smith Barney had drawn down the full $1.7 billion then available under these facilities. A bank can terminate its facility by giving Salomon Smith Barney prior notice (generally one year).

     Under all of these facilities, Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At December 31, 2002, this requirement was exceeded by approximately $4.8 billion. In addition, Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an on-going basis to insure flexibility in meeting Salomon Smith Barney's short-term requirements.

     Unsecured term debt is a significant component of Salomon Smith Barney's long-term capital. Long-term debt totaled $28.9 billion at December 31, 2002 and $26.8 billion at December 31, 2001. Salomon Smith Barney utilizes interest rate swaps to convert the majority of its fixed-rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

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

     Salomon Smith Barney monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, Salomon Smith Barney attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis in the event that access to unsecured financing is temporarily impaired. Salomon Smith Barney's liquidity management process includes a contingency funding plan designed to ensure adequate liquidity even if access to unsecured funding sources is severely restricted or unavailable. This plan is reviewed periodically to keep the funding options current and in line with market conditions. The management of this plan includes an analysis that is utilized to determine the ability to withstand varying levels of stress, which could impact Salomon Smith Barney's liquidation horizons and required margins. In addition, Salomon Smith Barney monitors its leverage and capital ratios on a daily basis.

THE TRAVELERS INSURANCE COMPANY (TIC)

     At December 31, 2002, TIC had $38.8 billion of life and annuity product deposit funds and reserves. Of that total, $21.8 billion is not subject to discretionary withdrawal based on contract terms. The remaining $17.0 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $5.7 billion of liabilities that is surrenderable with market value adjustments. Also included is an additional $5.5 billion of the life insurance and individual annuity liabilities which is subject to discretionary withdrawals and an average surrender charge of 4.7%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.8 billion of liabilities is surrenderable without charge. More than 10% of this relates to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans, and related accrued interest prior to payout.

     Scheduled maturities of guaranteed investment contracts (GICs) in 2003, 2004, 2005, 2006 and thereafter are $4.460 billion, $1.542 billion, $1.315 billion, $1.383 billion, and $3.987 billion, respectively. At December 31, 2002, the interest rates credited on GICs had a weighted average rate of 4.81%.

     TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $966 million of statutory surplus is available by the end of the year 2003 for such dividends without the prior approval of the Connecticut Insurance Department.

INSURANCE INDUSTRY -- RISK-BASED CAPITAL

     The National Association of Insurance Commissioners (NAIC) adopted risk-based capital (RBC) requirements for life insurance companies and for property and casualty insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. At December 31, 2002 and 2001, all of the Company's life and property and casualty companies had adjusted capital in excess of amounts requiring Company or any regulatory action.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange
Act) as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

     Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

GLOSSARY OF TERMS

TERM                                             DESCRIPTION
-----------------------------------------------------------------------------------------------------------------------------------
ANNUITY                                          A contract that pays a periodic benefit for the life of a person (the annuitant), the lives of two or more persons or for a specified period of time.

ASSETS UNDER MANAGEMENT                          Assets held by Citigroup in a fiduciary capacity for clients. These assets are not included on Citigroup's balance sheet.

CASH BASIS LOANS                                 Loans in which the borrower has fallen behind in interest payments, and are considered impaired and are classified as nonperforming or nonaccrual assets. In situations where the lender reasonably expects that only a portion of the principal and interest owed ultimately will be collected, payments are credited directly to the outstanding principal.

CLAIM                                            Request by an insured for a benefit from an insurance company for an insurable event.

CLEAN LETTER OF CREDIT                           An instrument issued by a bank on behalf of its customer which gives the beneficiary the right to draw funds upon the presentation of the letter of credit in accordance with its terms and conditions. Generally, they are issued to guarantee the performance of the customer or to act as a payment mechanism.
                                                 Clean letters of credit, unlike commercial letters of credit, are not related to the shipment of goods and do not require the beneficiary to present shipping documents in order to receive payment from the bank.

CREDIT DEFAULT SWAP                              An agreement between two parties whereby one party pays the other a fixed coupon over a specified term. The other party makes no payment unless a specified credit event such as a default occurs, at which time a payment is made and the swap terminates.

DEFERRED ACQUISITION COSTS (DAC)                 Primarily commissions, which vary with and are primarily related to the production of new insurance business that are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with GAAP.

DEFERRED TAX ASSET                               An asset attributable to deductible temporary differences and carryforwards. A deferred tax asset is measured using the applicable enacted tax rate and provisions of the enacted tax law.

DEFERRED TAX LIABILITY                           A liability attributable to taxable temporary differences. A deferred tax liability is measured using the applicable enacted tax rate and provisions of the enacted law.

DERIVATIVE                                       A contract or agreement whose value is derived from changes in interest rates, foreign exchange rates, prices of securities or commodities or financial or commodity indices.

FEDERAL FUNDS                                    Non-interest bearing deposits held by member banks at the Federal Reserve Bank.

FOREGONE INTEREST                                Interest on cash-basis loans that would have been earned at the original contractual rate if the loans were on accrual status.

GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)  Accounting rules and conventions defining acceptable practices in preparing financial statements in the United States of America. The Financial Accounting
                                                 Standards Board (FASB), an independent self-regulatory organization, is the primary source of accounting rules.

MANAGED LOANS                                    Includes loans classified as Loans on the balance sheet plus loans held for sale which are included in other assets and securitized receivables, primarily credit card receivables.

MANAGED NET CREDIT LOSSES                        Net credit losses adjusted for the effect of credit card securitizations. See
                                                 Managed Loans.

MINORITY INTEREST                                When a parent owns a majority (but less than 100%) of a subsidiary's stock, the
                                                 Consolidated Financial Statements must reflect the minority's interest in the subsidiary. The minority interest as shown in the Statement of Income is equal to the minority's proportionate share of the subsidiary's net income and, as included within other liabilities in the Statement of Financial Position, is equal to the minority's proportionate share of the subsidiary's net assets.

NET CREDIT LOSSES                                Gross credit losses (write-offs) less gross credit recoveries.

NET CREDIT LOSS RATIO                            Annualized net credit losses divided by average loans outstanding.

NET WRITTEN PREMIUMS                             Direct written premiums plus assumed reinsurance premiums, less premiums ceded to reinsurers.

TERM                                             DESCRIPTION
-----------------------------------------------------------------------------------------------------------------------------------

PREMIUMS                                         The amount charged during the year on policies and contracts issued, renewed or reinsured by an insurance company.

REINSURANCE                                      A transaction in which a reinsurer (ASSUMING ENTERPRISE), for a consideration
                                                 (PREMIUM), assumes all or part of a risk undertaken originally by another insurer (CEDING ENTERPRISE).

RETENTION                                        The amount of exposure an insurance company retains on any one risk or group of risks.

RETURN ON ASSETS                                 Annualized income divided by average assets.

RETURN ON COMMON EQUITY                          Annualized income less preferred stock dividends, divided by average common equity.

RISK ADJUSTED REVENUE                            Revenues less net credit losses.

RISK ADJUSTED MARGIN                             Risk adjusted revenue as a percent of average managed loans.

SB BANK DEPOSIT PROGRAM                          Smith Barney's Bank Deposit Program provides eligible clients with FDIC insurance on their cash deposits. Accounts enrolled in the program automatically have their cash balances invested, or "swept" into interest-bearing, FDIC-
                                                 insured deposit accounts at up to 10 participating Citigroup-affiliated banks.

SB CONSULTING GROUP                              Smith Barney Consulting Group works with financial consultants and their clients to develop sound investment strategies, select the appropriate third-party portfolio managers to carry out those strategies, and monitor manager performance over time.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL  An agreement between a seller and a buyer, generally of government or agency
(REVERSE REPO AGREEMENTS)                        securities, whereby the buyer agrees to purchase the securities, and the seller agrees to repurchase them at an agreed-upon price at a future date.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE   An agreement between a seller and a buyer, generally of government or agency
(REPURCHASE AGREEMENTS)                          securities, whereby the seller agrees to repurchase the securities at an agreed-upon price at a future date.

STANDBY LETTER OF CREDIT                         An obligation issued by a bank on behalf of a bank customer to a third party where the bank promises to pay the third party, contingent upon the failure by the bank's customer to perform under the terms of the underlying contract with the beneficiary or obligates the bank to guarantee or stand as surety for the benefit of the third party to the extent permitted by law or regulation.

STATUTORY SURPLUS                                As determined under Statutory Accounting Practices, the amount remaining after all liabilities, including insurance reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the statutory balance sheet. Statutory surplus is also referred to as "surplus" or "surplus as regards policyholders" for statutory accounting purposes.

TIER 1 AND TIER 2 CAPITAL                        Tier 1 capital includes common stockholders' equity (excluding certain components of other comprehensive income), qualifying perpetual preferred stock, mandatorily redeemable securities of subsidiary trusts, and minority interest that are held by others, less certain intangible assets. Tier 2 capital includes, among other items, perpetual preferred stock to the extent it does not qualify for Tier 1, qualifying senior and subordinated debt, limited life preferred stock and the allowance for credit losses, subject to certain limitations.

UNEARNED COMPENSATION                            The unamortized portion of a grant to employees of restricted stock measured at the market value on the date of grant. Unearned compensation is displayed as a reduction of stockholders' equity on the Consolidated Statement of Financial
                                                 Position.

UNFUNDED COMMITMENTS                             Legally binding agreements to provide financing at a future date.

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

     Citigroup's accounting policies and internal control are under the general oversight of the Board of Directors, acting through the Audit Committee of the Board. The Committee is composed entirely of independent directors who are not officers or employees of Citigroup. The Committee reviews reports by internal audit covering its extensive program of audit and risk reviews worldwide. In addition, KPMG LLP, independent auditors, are engaged to audit Citigroup's consolidated financial statements.

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

     Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. However, management believes that Citigroup maintained effective internal control over financial reporting as of December 31, 2002.

/s/ Sanford I. Weill

Sanford I. Weill
Chairman and Chief Executive Officer

/s/ Todd S. Thomson

Todd S. Thomson
Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

     The Board of Directors and Stockholders
     Citigroup Inc.:

     We have audited the accompanying consolidated statement of financial position of Citigroup Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its methods of accounting for goodwill and intangible assets and accounting for the impairment or disposal of long-lived assets. Also, as discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its methods of accounting for derivative instruments and hedging activities, accounting for interest income and impairment on purchased and retained beneficial interests in securitized financial assets, and accounting for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.



/s/ KPMG LLP
New York, New York
February 24, 2003

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS                              2002          2001         2000
-----------------------------------------------------------------------------------------------------------------
REVENUES
Loan interest, including fees                                              $   37,903    $   39,588    $   37,319
Other interest and dividends                                                   21,036        24,896        25,430
Insurance premiums                                                              3,410         3,450         3,236
Commissions and fees                                                           15,258        15,593        15,975
Principal transactions                                                          4,513         5,544         5,981
Asset management and administration fees                                        5,146         5,389         5,338
Realized gains (losses) from sales of investments                                (485)          237           760
Other revenue                                                                   5,775         4,463         5,992
                                                                           --------------------------------------
TOTAL REVENUES                                                                 92,556        99,160       100,031
Interest expense                                                               21,248        31,793        36,459
                                                                           --------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                        71,308        67,367        63,572
                                                                           --------------------------------------

BENEFITS, CLAIMS AND CREDIT LOSSES
Policyholder benefits and claims                                                3,478         3,520         3,127
Provision for credit losses                                                     9,995         6,800         5,339
                                                                           --------------------------------------
TOTAL BENEFITS, CLAIMS AND CREDIT LOSSES                                       13,473        10,320         8,466
                                                                           --------------------------------------

OPERATING EXPENSES
Non-insurance compensation and benefits                                        18,650        19,449        18,633
Insurance underwriting, acquisition, and operating                                992         1,115         1,277
Restructuring- and merger-related items                                           (15)          454           716
Other operating expenses                                                       17,671        15,510        15,183
                                                                           --------------------------------------
TOTAL OPERATING EXPENSES                                                       37,298        36,528        35,809
                                                                           --------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                  20,537        20,519        19,297
Provision for income taxes                                                      6,998         7,203         7,027
Minority interest, net of income taxes                                             91            87            39
                                                                           --------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING
 CHANGES                                                                       13,448        13,229        12,231
                                                                           --------------------------------------

DISCONTINUED OPERATIONS
Income from discontinued operations                                               965         1,378         1,786
Gain on sale of stock by subsidiary                                             1,270            --            --
Provision for income taxes                                                        360           323           498
                                                                           --------------------------------------
INCOME FROM DISCONTINUED OPERATIONS, NET                                        1,875         1,055         1,288
CUMULATIVE EFFECT OF ACCOUNTING CHANGES, NET                                      (47)         (158)           --
                                                                           ======================================
NET INCOME                                                                 $   15,276    $   14,126    $   13,519
                                                                           ======================================
BASIC EARNINGS PER SHARE
Income from continuing operations                                          $     2.63    $     2.61    $     2.43
Income from discontinued operations, net                                         0.37          0.21          0.26
Cumulative effect of accounting changes, net                                    (0.01)        (0.03)           --
                                                                           --------------------------------------
NET INCOME                                                                 $     2.99    $     2.79    $     2.69
                                                                           ======================================
Weighted average common shares outstanding                                    5,078.0       5,031.7       4,977.0
                                                                           ======================================
DILUTED EARNINGS PER SHARE
Income from continuing operations                                          $     2.59    $     2.55    $     2.37
Income from discontinued operations, net                                         0.36          0.20          0.25
Cumulative effect of accounting changes, net                                    (0.01)        (0.03)           --
                                                                           --------------------------------------
NET INCOME                                                                 $     2.94    $     2.72    $     2.62
                                                                           ======================================
Adjusted weighted average common shares outstanding                           5,166.2       5,147.0       5,122.2
                                                                           ======================================

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                                            DECEMBER 31,
                                                                                                   ----------------------------
IN MILLIONS OF DOLLARS                                                                                2002          2001(1)(2)
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (including segregated cash and other deposits)                             $     17,326    $     18,515
Deposits at interest with banks                                                                          16,382          19,216
Federal funds sold and securities borrowed or purchased under agreements to resell                      139,946         134,809
Brokerage receivables                                                                                    25,358          35,155
Trading account assets (including $36,975 and $36,351 pledged to creditors at
  December 31, 2002 and December 31, 2001, respectively)                                                155,208         144,904
Investments (including $11,092 and $15,475 pledged to creditors at
  December 31, 2002 and December 31, 2001, respectively)                                                169,513         161,376
Loans, net of unearned income
  Consumer                                                                                              310,597         247,662
  Corporate                                                                                             137,208         143,732
                                                                                                   ----------------------------
Loans, net of unearned income                                                                           447,805         391,394
  Allowance for credit losses                                                                           (11,501)        (10,088)
                                                                                                   ----------------------------
Total loans, net                                                                                        436,304         381,306
Goodwill                                                                                                 26,961          23,861
Intangible assets                                                                                         8,509           9,003
Reinsurance recoverables                                                                                  4,356          12,373
Separate and variable accounts                                                                           22,118          25,569
Other assets                                                                                             75,209          85,363
                                                                                                   ----------------------------
TOTAL ASSETS                                                                                       $  1,097,190    $  1,051,450
                                                                                                   ============================
LIABILITIES
  Non-interest-bearing deposits in U.S. offices                                                    $     29,545    $     23,054
  Interest-bearing deposits in U.S. offices                                                             141,787         110,388
  Non-interest-bearing deposits in offices outside the U.S.                                              21,422          18,779
  Interest-bearing  deposits in offices outside the U.S.                                                238,141         222,304
                                                                                                   ----------------------------
Total deposits                                                                                          430,895         374,525
Federal funds purchased and securities loaned or sold under agreements to repurchase                    162,643         153,511
Brokerage payables                                                                                       22,024          32,891
Trading account liabilities                                                                              91,426          80,543
Contractholder funds and separate and variable accounts                                                  49,331          48,932
Insurance policy and claims reserves                                                                     16,350          49,294
Investment banking and brokerage borrowings                                                              21,353          16,480
Short-term borrowings                                                                                    30,629          24,461
Long-term debt                                                                                          126,927         121,631
Other liabilities                                                                                        52,742          60,810
                                                                                                   ----------------------------
Citigroup or subsidiary obligated mandatorily redeemable securities of
  subsidiary trusts holding solely junior subordinated debt securities of -- Parent                       4,657           4,850
                                                                          -- Subsidiary                   1,495           2,275
                                                                                                   ----------------------------
TOTAL LIABILITIES                                                                                     1,010,472         970,203
                                                                                                   ----------------------------
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value          1,400           1,525
Common stock ($.01 par value; authorized shares: 15 billion),
  issued shares: 2002 and 2001 - 5,477,416,254 shares                                                        55              55
Additional paid-in capital                                                                               17,381          23,196
Retained earnings                                                                                        81,403          69,803
Treasury stock, at cost: 2002 - 336,734,631 SHARES and 2001 - 328,727,790 shares                        (11,637)        (11,099)
Accumulated other changes in equity from nonowner sources                                                  (193)           (844)
Unearned compensation                                                                                    (1,691)         (1,389)
                                                                                                   ----------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                               86,718          81,247
                                                                                                   ----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $  1,097,190    $  1,051,450
                                                                                                   ============================

(1) In accordance with GAAP, prior period information has not been restated to reflect TPC as a discontinued operation. See Note 4 to the Consolidated Financial Statements.
(2)  Reclassified to conform to the 2002 presentation.

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                      YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                                             AMOUNTS
                                                            --------------------------------------
IN MILLIONS OF DOLLARS, EXCEPT SHARES IN THOUSANDS             2002         2001          2000
--------------------------------------------------------------------------------------------------
PREFERRED STOCK AT AGGREGATE LIQUIDATION VALUE
Balance, beginning of year                                  $    1,525    $    1,745    $    1,895
Redemption or retirement of preferred stock                       (125)         (250)         (150)
Other(1)                                                            --            30            --
                                                            --------------------------------------
Balance, end of year                                             1,400         1,525         1,745
                                                            --------------------------------------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year                                      23,251        16,558        15,361
Employee benefit plans                                             664           228         1,119
Contribution to Citigroup Pension Fund                             (83)           --            --
Other(2)                                                        (6,396)        6,465            78
                                                            --------------------------------------
Balance, end of year                                            17,436        23,251        16,558
                                                            --------------------------------------
RETAINED EARNINGS
Balance, beginning of year                                      69,803        58,862        47,997
Net income                                                      15,276        14,126        13,519
Common dividends                                                (3,593)       (3,075)       (2,535)
Preferred dividends                                                (83)         (110)         (119)
                                                            --------------------------------------
Balance, end of year                                            81,403        69,803        58,862
                                                            --------------------------------------
TREASURY STOCK, AT COST
Balance, beginning of year                                     (11,099)      (10,213)       (7,662)
Issuance of shares pursuant to employee benefit plans            1,495         1,980         1,465
Contribution to Citigroup Pension Fund                             583            --            --
Treasury stock acquired                                         (5,483)       (3,045)       (4,066)
Other(3)                                                         2,867           179            50
                                                            --------------------------------------
Balance, end of year                                           (11,637)      (11,099)      (10,213)
                                                            --------------------------------------
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of year                                        (844)          123         1,155
Cumulative effect of accounting changes, after-tax(4)               --           118            --
Net change in unrealized gains and losses
  on investment securities, after-tax                            1,105          (222)         (674)
Net change for cash flow hedges, after-tax                       1,074           171            --
Net change in foreign currency translation adjustment,
  after-tax                                                     (1,528)       (1,034)         (358)
                                                            --------------------------------------
Balance, end of year                                              (193)         (844)          123
                                                            --------------------------------------
UNEARNED COMPENSATION
Balance, beginning of year                                      (1,389)         (869)         (456)
Net issuance of restricted and deferred stock                     (302)         (520)         (413)
                                                            --------------------------------------
Balance, end of year                                            (1,691)       (1,389)         (869)
                                                            --------------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY
  AND COMMON SHARES OUTSTANDING                                 85,318        79,722        64,461
                                                            --------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                  $   86,718    $   81,247    $   66,206
                                                            ======================================
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income                                                  $   15,276    $   14,126    $   13,519
Other changes in equity from nonowner sources, after-tax           651          (967)       (1,032)
                                                            --------------------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES               $   15,927    $   13,159    $   12,487
                                                            ======================================

                                                                      YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                                             SHARES
                                                            --------------------------------------
IN MILLIONS OF DOLLARS, EXCEPT SHARES IN THOUSANDS             2002         2001          2000
--------------------------------------------------------------------------------------------------
PREFERRED STOCK AT AGGREGATE LIQUIDATION VALUE
Balance, beginning of year                                       5,850         6,233         6,831
Redemption or retirement of preferred stock                       (500)         (500)         (598)
Other(1)                                                            --           117            --
                                                            --------------------------------------
Balance, end of year                                             5,350         5,850         6,233
                                                            --------------------------------------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year                                   5,477,416     5,351,144     5,350,977
Employee benefit plans                                              --            --            --
Contribution to Citigroup Pension Fund                              --            --            --
Other(2)                                                            --       126,272           167
                                                            --------------------------------------
Balance, end of year                                         5,477,416     5,477,416     5,351,144
                                                            --------------------------------------
RETAINED EARNINGS
Balance, beginning of year
Net income
Common dividends
Preferred dividends
Balance, end of year

TREASURY STOCK, AT COST
Balance, beginning of year                                    (328,728)     (328,922)     (326,918)
Issuance of shares pursuant to employee benefit plans           43,242        59,681        83,601
Contribution to Citigroup Pension Fund                          16,767            --            --
Treasury stock acquired                                       (151,102)      (64,184)      (87,149)
Other(3)                                                        83,086         4,697         1,544
                                                            --------------------------------------
Balance, end of year                                          (336,735)     (328,728)     (328,922)
                                                            --------------------------------------
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of year
Cumulative effect of accounting changes, after-tax
Net change in unrealized gains and losses
  on investment securities, after-tax
Net change for cash flow hedges, after-tax
Net change in foreign currency translation adjustment,
after-tax
Balance, end of year
                                                            --------------------------------------
UNEARNED COMPENSATION
Balance, beginning of year
Net issuance of restricted and deferred stock
Balance, end of year

TOTAL COMMON STOCKHOLDERS' EQUITY
  AND COMMON SHARES OUTSTANDING                              5,140,681     5,148,688     5,022,222
                                                            --------------------------------------
TOTAL STOCKHOLDERS' EQUITY
                                                            ======================================

SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income
Other changes in equity from nonowner sources, after-tax

TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES
                                                            ======================================

(1) Represents shares previously held by affiliates that have subsequently been traded on the open market to third parties.
(2) In 2002, primarily represents the $7.0 billion tax-free distribution to Citigroup's stockholders of a majority portion of Citigroup's remaining ownership interest in TPC, offset by $0.7 billion for the issuance of shares in connection with the acquisition of GSB. In 2001, primarily includes $6.5 billion for the issuance of shares to effect the Banamex acquisition.
(3) In 2002, primarily represents shares issued in connection with the acquisition of GSB.
(4) In 2001, refers to the adoption of SFAS 133 and EITF 99-20, resulting in increases to equity from nonowner sources of $25 million and $93 million, respectively.

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------------
IN MILLIONS OF DOLLARS                                                                 2002           2001            2000
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
NET INCOME                                                                        $     15,276    $     14,126    $     13,519
     INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX                                       717           1,055           1,288
     GAIN ON SALE OF STOCK BY SUBSIDIARY, NET OF TAX                                     1,158              --              --
     CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                               (47)           (158)             --
                                                                                  --------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                                       13,448          13,229          12,231
Adjustments to reconcile net income to net cash provided by
     Amortization of deferred policy acquisition costs and present value of
     future profits                                                                        405             400             378
     Additions to deferred policy acquisition costs                                       (865)           (853)           (799)
     Depreciation and amortization                                                       1,521           2,289           2,526
     Deferred tax provision                                                               (204)          1,003           1,370
     Provision for credit losses                                                         9,995           6,800           5,339
     Change in trading account assets                                                  (10,625)        (11,843)        (25,443)
     Change in trading account liabilities                                              10,883          (4,503)         (5,284)
     Change in federal funds sold and securities borrowed or purchased under            (2,127)        (28,932)          6,778
     agreements to resell
     Change in federal funds purchased and securities loaned or sold under
     agreements to repurchase                                                            7,176          39,943          17,554
     Change in brokerage receivables net of brokerage payables                          (1,070)          7,550          (1,033)
     Change in insurance policy and claims reserves                                      3,272           1,446             859
     Net losses/(gains) from sales of investments                                          485            (237)           (760)
     Venture capital activity                                                              577             888          (1,044)
     Restructuring-related items and merger-related costs                                  (15)            454             716
     Other, net                                                                         (6,827)           (873)        (10,510)
                                                                                  --------------------------------------------
TOTAL ADJUSTMENTS                                                                       12,581          13,532          (9,353)
                                                                                  --------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                      26,029          26,761           2,878
                                                                                  --------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Change in deposits at interest with banks                                                2,935          (3,052)         (3,898)
Change in loans                                                                        (40,780)        (34,787)        (82,985)
Proceeds from sales of loans                                                            17,005          26,470          32,580
Purchases of investments                                                              (393,344)       (436,461)        (87,251)
Proceeds from sales of investments                                                     280,234         388,127          52,029
Proceeds from maturities of investments                                                 78,505          28,601          32,906
Other investments, primarily short-term, net                                              (531)           (400)         (1,444)
Capital expenditures on premises and equipment                                          (1,377)         (1,709)         (2,167)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and
  repossessed assets                                                                     2,184           1,789           1,220
Business acquisitions                                                                   (3,953)         (7,067)         (8,545)
                                                                                  --------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS                         (59,122)        (38,489)        (67,555)
                                                                                  --------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Dividends paid                                                                          (3,676)         (3,185)         (2,654)
Issuance of common stock                                                                   483             875             958
Issuance of mandatorily redeemable securities of parent trusts                              --           2,550              --
Redemption of mandatorily redeemable securities of subsidiary trusts                      (400)           (345)             --
Redemption of preferred stock, net                                                        (125)           (220)           (150)
Treasury stock acquired                                                                 (5,483)         (3,045)         (4,066)
Stock tendered for payment of withholding taxes                                           (475)           (506)           (593)
Issuance of long-term debt                                                              39,520          43,735          43,527
Payments and redemptions of long-term debt                                             (47,169)        (35,299)        (22,325)
Change in deposits                                                                      30,554          39,398          39,013
Change in short-term borrowings and investment banking and brokerage borrowings         11,988         (30,931)          8,680
Contractholder fund deposits                                                             8,548           8,363           6,077
Contractholder fund withdrawals                                                         (5,815)         (5,486)         (4,758)
                                                                                  --------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS                      27,950          15,904          63,709
                                                                                  --------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                98            (323)           (530)
                                                                                  --------------------------------------------
DISCONTINUED OPERATIONS
     NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                               (237)             41             141
     PROCEEDS FROM SALE OF STOCK BY SUBSIDIARY                                           4,093              --              --
                                                                                  --------------------------------------------
CHANGE IN CASH AND DUE FROM BANKS                                                       (1,189)          3,894          (1,357)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                          18,515          14,621          15,978
                                                                                  --------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                          $     17,326    $     18,515    $     14,621
                                                                                  ============================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION FOR CONTINUING OPERATIONS
Cash paid during the period for income taxes                                      $      6,834    $      2,111    $      5,056
Cash paid during the period for interest                                          $     20,226    $     32,711    $     34,790
NON-CASH INVESTING ACTIVITIES
Transfers to repossessed assets                                                   $      1,180    $        445    $        820
Non-cash effects of accounting for the conversion of investments in Nikko
Securities Co., Ltd.                                                                        --              --             702
                                                                                  ============================================

See Notes to the Consolidated Financial Statements

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries (the Company). 20%- to 50%-owned affiliates, other than investments of designated venture capital subsidiaries, are accounted for under the equity method, and the pro rata share of their income (loss) is included in other income. Income from investments in less than 20%-owned companies is generally recognized when dividends are received. Gains and losses on disposition of branches, subsidiaries, affiliates, buildings, and other investments and charges for management's estimate of impairment in their value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in other income.

     The Company recognizes a gain or loss in the Consolidated Statement of Income when a subsidiary issues its own stock to a third party at a price higher or lower than the Company's proportionate carrying amount.

     On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in Travelers Property Casualty Corp. (TPC) (an indirect wholly owned subsidiary of Citigroup on December 31, 2001). Following the distribution, Citigroup began reporting TPC separately as discontinued operations in the Company's Consolidated Statements of Income and Cash Flows for all periods presented. In accordance with generally accepted accounting principles (GAAP), the Consolidated Statement of Financial Position has not been restated. See Note 4 to the Consolidated Financial Statements for additional discussion of discontinued operations.

     Certain amounts in prior years have been reclassified to conform to the current year's presentation.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents using year-end spot foreign exchange rates. Revenues and expenses are translated monthly at amounts that approximate weighted average exchange rates, with resulting gains and losses included in income. The effects of translating operations with a functional currency other than the U.S. dollar are included in stockholders' equity along with related hedge and tax effects. The effects of translating operations with the U.S. dollar as the functional currency, including those in highly inflationary environments, are included in other income along with related hedge effects. Hedges of foreign currency exposures include forward currency contracts and designated issues of non-U.S. dollar debt.

USE OF ESTIMATES

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

CASH FLOWS

     Cash equivalents are defined as those amounts included in cash and due from banks. Cash flows from risk management activities are classified in the same category as the related assets and liabilities.

INVESTMENTS

     Investments include fixed maturity and equity securities. Fixed maturities include bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities subject to prepayment risk. Equity securities include common and non-redeemable preferred stocks. Fixed maturities classified as "held to maturity" represent securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Fixed maturity securities and marketable equity securities classified as "available-for-sale" are carried at fair values, based primarily on quoted market prices or if quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment, with unrealized gains and losses and related hedge effects reported in a separate component of stockholders' equity, net of applicable income taxes. Declines in fair value that are determined to be other than temporary are charged to earnings. Accrual of income is suspended on fixed maturities that are in default, or on which it is likely that future interest payments will not be made as scheduled. Fixed maturities subject to prepayment risk are accounted for using the retrospective method, where the principal amortization and effective yield are recalculated each period based on actual historical and projected future cash flows. Realized gains and losses on sales of investments are included in earnings on a specific identified cost basis.

     Citigroup's private equity subsidiaries include subsidiaries registered as Small Business Investment Companies and other subsidiaries that engage exclusively in venture capital activities. Venture capital investments are carried at fair value, with changes in fair value recognized in other income. The fair values of publicly traded securities held by these subsidiaries are generally based upon quoted market prices. In certain situations, including thinly traded securities, large-block holdings, restricted shares or other special situations, the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. For securities held by these subsidiaries that are not publicly traded, estimates of fair value are made based upon review of the investee's financial results, condition, and prospects, together with comparisons to similar companies for which quoted market prices are available.

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

TRADING ACCOUNT ASSETS AND LIABILITIES include securities, commodities and derivatives and are carried at fair value, which is determined based upon quoted prices when available, or under an alternative approach, such as matrix or model pricing when market prices are not readily available. If quoted market prices are not available for fixed maturity securities, derivatives or commodities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. Obligations to deliver securities sold but not yet purchased are also carried at fair value and included in trading account liabilities. The determination of fair value considers various factors, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options, warrants and derivatives; price activity for equivalent or synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions; and derivatives transaction maintenance costs during that period. The fair value of aged inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available-for-immediate-sale for longer than 90 days. Changes in fair value of trading account assets and liabilities are recognized in earnings. Interest expense on trading account liabilities is reported as a reduction of interest revenues.

     Commodities include physical quantities of commodities involving future settlement or delivery, and related gains or losses are reported as principal transactions.

     Derivatives used for trading purposes include interest rate, currency, equity, credit, and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. The fair value of derivatives is determined based upon liquid market prices evidenced by exchange traded prices, broker/dealer quotations or prices of other transactions with similarly rated counterparties. The fair value includes an adjustment for individual counterparty credit risk and other adjustments, as appropriate, to reflect liquidity and ongoing servicing costs. The fair values associated with derivatives are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Derivatives in a net receivable position, as well as options owned and warrants held, are reported as trading account assets. Similarly, derivatives in a net payable position, as well as options written and warrants issued, are reported as trading account liabilities. Revenues generated from derivative instruments used for trading purposes are reported as principal transactions and include realized gains and losses, as well as unrealized gains and losses resulting from changes in the fair value of such instruments. During the fourth quarter of 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data.

COMMISSIONS, UNDERWRITING AND PRINCIPAL TRANSACTIONS revenues and related expenses are recognized in income on a trade date basis.

CONSUMER LOANS includes loans managed by the Global Consumer business and PRIVATE BANK. Consumer loans are generally written off not later than a predetermined number of days past due primarily on a contractual basis, or earlier in the event of bankruptcy. The number of days is set at an appropriate level by loan product and by country. The policy for suspending accruals of interest on consumer loans varies depending on the terms, security and loan loss experience characteristics of each product, and in consideration of write-off criteria in place.

CORPORATE LOANS represent loans and leases managed by Global Corporate and Investment Bank (GCIB), Global Investment Management's LIFE INSURANCE AND ANNUITIES business and Proprietary Investment Activities. Corporate loans are identified as impaired and placed on a cash (nonaccrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. In the case of CitiCapital, loans and leases are identified as impaired when interest or principal is past due no later than 120 days but interest ceases to accrue at 90 days. Any interest accrued on impaired corporate loans and leases, including CitiCapital, is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired corporate loans and leases are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans and leases where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

LEASE FINANCING TRANSACTIONS

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

SECURITIZATIONS

     Citigroup securitizes, sells and services various consumer and corporate loans. Interest in the securitized and sold loans may be retained in the form of subordinated interest-only strips, subordinated tranches, spread accounts and servicing rights. The securitization of consumer loans primarily includes the sale of credit card receivables and mortgage loans. The Company retains a seller's interest in the credit card receivables transferred to the trust, which is not in securitized form. Accordingly, the seller's interest is carried on a historical cost basis and classified as consumer loans. Retained interests in securitized mortgage loans are classified as available-for-sale investments. Other retained interests are primarily recorded as available-for-sale investments. Gains or losses on securitization and sale depend in part on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair values at the date of sale. Gains are recognized at the time of securitization and are reported in other income.

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

     For each securitization entity with which the Company is involved, the Company makes a determination of whether the entity should be considered a subsidiary of the Company and be included in the Company's Consolidated Financial Statements or whether the entity is sufficiently independent that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements to be a qualifying special purpose entity, the securitization entity is not consolidated by Citigroup as seller of the transferred assets. For all other securitizations in which Citigroup participates, an evaluation is made of whether the Company controls the entity by considering several factors, including how much of the entity's ownership is in the hands of third-party investors, who controls the securitization entity, and who reaps the rewards and bears the risks of the entity. Only securitization entities controlled by Citigroup are consolidated.

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

     In determining whether financial assets transferred have, in fact, been isolated from the Company, an opinion of legal counsel is generally obtained for complex transactions or where the Company has continuing involvement with the assets transferred or with the securitization entity. For sale treatment to be appropriate, those opinions must state that the asset transfer would be considered a sale and that the assets transferred would not be consolidated with the Company's other assets in the event of the Company's insolvency.

In the case of asset transfers to certain master trust securitization entities, the Company has until no later than June 30, 2006 to make the changes needed in the master trusts' organizational structure and governing documents that are necessary to meet these isolation requirements.

MORTGAGE SERVICING RIGHTS (MSRs), which are included with intangible assets on the Consolidated Statement of Financial Position, are recognized as assets when purchased or when the Company sells or securitizes loans acquired through purchase or origination and retains the right to service the loans. Servicing rights retained in the securitization of mortgage loans are measured by allocating the carrying value of the loans between the assets sold and the interests retained, based on the relative fair values at the date of securitization. The fair values are determined using internally developed assumptions comparable to quoted market prices. MSRs are amortized using a proportionate cash flow method over the period of the related net positive servicing income to be generated from the various portfolios purchased or loans originated. The Company periodically estimates the fair value of MSRs by discounting projected net servicing cash flows of the remaining servicing portfolio considering market loan prepayment predictions and other economic factors. Impairment of MSRs is evaluated on a disaggregated basis by type (i.e., fixed rate or adjustable rate) and by interest rate band, which are believed to be the predominant risk characteristics of the Company's servicing portfolio. Any excess of the carrying value of the capitalized servicing rights over the fair value by stratum is recognized through a valuation allowance for each stratum and charged to the provision for impairment on MSRs.

LOANS HELD-FOR-SALE

     Credit card and other receivables and mortgage loans originated for sale are classified as loans held-for-sale, which are accounted for at the lower of cost or market value in other assets with net credit losses charged to other income.

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

     In the corporate portfolio, larger-balance, non-homogeneous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. Reserves are established for these loans based upon an estimate of probable losses for individual larger-balance, non-homogeneous loans deemed impaired. This estimate considers all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral. The allowance for credit losses attributed to the remaining portfolio is established via a process that estimates the probable loss inherent in the portfolio based upon various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators including trends in internally risk-rated exposures, classified exposures, cash-basis loans, historical and forecasted write-offs, and a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures.

     Each portfolio of smaller-balance, homogeneous loans, including consumer mortgage, installment, revolving credit and most other consumer loans, is collectively evaluated for impairment. The allowance for credit losses attributed to these loans is established via a process that estimates the probable losses inherent in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses, delinquent, non-performing and classified loans, and trends in volumes and terms of loans; an evaluation of overall credit quality and the credit process, including lending policies and procedures; and economic, geographical, product and other environmental factors.

     This evaluation includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing.

GOODWILL represents an acquired company's acquisition cost less the fair value of net tangible and intangible assets. Goodwill related to purchase acquisitions completed prior to June 30, 2001 was amortized on a straight-line basis over its estimated useful life through the end of 2001. Effective January 1, 2002, amortization ceased on this goodwill. Goodwill related to purchase acquisitions completed after June 30, 2001, principally Banamex, Golden State and EAB (as described in Note 3 to the Consolidated Financial Statements), is not amortized. Goodwill is subject to annual impairment tests whereby goodwill is allocated to the Company's reporting units and an impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Furthermore, on any business dispositions, goodwill is allocated to the business disposed of based on the ratio of the fair value of the business disposed of to the fair value of the reporting unit.

INTANGIBLE ASSETS, including MSRs, core deposit intangibles, present value of future profits, purchased credit card relationships, other customer relationships, and other intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. With the adoption of SFAS 142, intangible assets deemed to have indefinite useful lives, primarily certain asset management contracts and trade names, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. The accounting for mortgage servicing rights is discussed above. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

REPOSSESSED ASSETS

     Upon repossession, loans are adjusted, if necessary, to the estimated fair value of the underlying collateral and transferred to Repossessed Assets, which is reported in other assets net of a valuation allowance for selling costs and net declines in value as appropriate.

RISK MANAGEMENT ACTIVITIES - DERIVATIVES USED FOR NON-TRADING PURPOSES

     The Company manages its exposures to market rate movements outside its trading activities by modifying the asset and liability mix, either directly or through the use of derivative financial products including interest rate swaps, futures, forwards, and purchased option positions such as interest rate caps, floors, and collars as well as foreign exchange contracts. These end-user derivatives are carried at fair value in other assets or other liabilities.

     To qualify as a hedge, the hedge relationship is designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge which includes the item and risk that is being hedged and the derivative that is being used, as well as how effectiveness is being assessed. A derivative must be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis typically using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in fair value, are recognized in other income.

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

     End-user derivatives that are economic hedges rather than qualifying as hedges are also carried at fair value with changes in value included either as an element of the yield or return on the economically hedged item or in other income.

     For those hedge relationships that are terminated, hedge designations that are removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above is no longer applied. The end-user derivative is terminated or transferred to the trading account. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in other changes in stockholders' equity from nonowner sources and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. If the forecasted transaction is no longer likely to occur, any changes in fair value of the end-user derivative are immediately reflected in other income.

     Prior to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), on January 1, 2001 (see Accounting Changes below), end-user derivatives designated in qualifying hedges were accounted for consistent with the risk management strategy as follows. Amounts payable and receivable on interest rate swaps and options were accrued according to the contractual terms and included in the related revenue and expense category as an element of the yield on the associated instrument (including the amortization of option premiums). Amounts paid or received over the life of futures contracts were deferred until the contract was closed; accumulated deferred amounts on futures contracts and amounts paid or received at settlement of forward contracts were accounted for as elements of the carrying value of the associated instrument, affecting the resulting yield. End-user contracts related to instruments carried at fair value were also carried at fair value, with amounts payable and receivable accounted for as an element of the yield on the associated instrument. When related to securities available-for-sale, fair value adjustments were reported in stockholders' equity, net of tax.

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

INSURANCE PREMIUMS from long-duration contracts, principally life insurance, are earned when due. Premiums from short-duration insurance contracts, principally credit life and accident and health policies, are earned over the related contract period.

DEFERRED POLICY ACQUISITION COSTS (DAC), included in other assets, represent the costs of acquiring new business, principally commissions, certain underwriting and agency expenses and the cost of issuing policies.

     For traditional life and health business, including term insurance, DAC is amortized over the premium-paying periods of the related policies, in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," generally over 5-20 years. Assumptions as to the anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied over the life of the policy.

     For universal life and corporate-owned life insurance products, DAC is amortized at a constant rate based upon the present value of estimated gross profits expected to be realized in accordance with SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sale of Investments," generally over 16-25 years. Actual profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Changes in estimates of gross profits result in retrospective adjustments to earnings by a cumulative charge or credit to income.

     For deferred annuities, both fixed and variable, and payout annuities, DAC is amortized employing a level effective yield methodology in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," generally over 10-15 years. An amortization rate is developed using the outstanding DAC balance and projected account balances and is applied to actual account balances to determine the amount of DAC amortization. The projected account balances are derived using a model that includes assumptions related to investment returns and persistency. The model rate is evaluated periodically, at least annually, and the actual rate is reset and applied prospectively resulting in a new amortization pattern over the remaining estimated life of the business.

     Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income, and, if not recoverable, are charged to expense. All other acquisition expenses are charged to operations as incurred.

PRESENT VALUE OF FUTURE PROFITS, included in intangible assets, represents the actuarially determined present value of anticipated profits to be realized from life and accident and health business on insurance in force at the date of the Company's acquisition of insurance businesses using the same assumptions that were used for computing related liabilities where appropriate. The present value of future profits is amortized over the contract period using current interest crediting rates to accrete interest and using amortization methods based on the specified products. Traditional life insurance is amortized over the period of anticipated premiums; universal life in relation to estimated gross profits; and annuity contracts employing a level effective yield methodology. The value of present value of future profits is reviewed periodically for recoverability to determine if any adjustment is required.

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

INSURANCE POLICY AND CLAIMS RESERVES represent liabilities for future insurance policy benefits. Insurance reserves for traditional life insurance, annuities, and accident and health policies have been computed based upon mortality, morbidity, persistency and interest rate assumptions (ranging from 2.0% to 9.0%, with a weighted average rate of 7.1% for annuity products, and 2.5% to 7.0%, with a weighted average interest rate of 6.0% for life products) applicable to these coverages, including adverse deviation.

These assumptions consider Company experience and industry standards and may be revised if it is determined that future experience will differ substantially from that previously assumed.

     Property-casualty reserves related to the operations of TPC which was distributed to shareholders during 2002 (see Note 4 to the Consolidated Financial Statements), included unearned premiums representing the unexpired portion of policy premiums, and estimated provisions for both reported and unreported claims incurred and related expenses.

     In determining insurance policy reserves, the Company performs a continuing review of its overall position, its reserving techniques and its reinsurance. The reserves are also reviewed periodically by a qualified actuary employed by the Company. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of operations in the period in which the estimates are changed. Such changes may be material to the results of operations and could occur in a future period.

CONTRACTHOLDER FUNDS represent receipts from the issuance of universal life, pension investment and certain deferred annuity contracts. Such receipts are considered deposits on investment contracts that do not have substantial mortality or morbidity risk. Account balances are increased by deposits received and interest credited and are reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Calculations of contractholder account balances for investment contracts reflect lapse, withdrawal and interest rate assumptions (ranging from 1.5% to 10.0%, with a weighted average rate of 4.9% for annuity products, and 4.1% to 6.6% with a weighted average interest rate of 5.0% for life products), based on contract provisions, the Company's experience and industry standards. Contractholder funds also include other funds that policyholders leave on deposit with the Company.

EMPLOYEE BENEFITS EXPENSE includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards, and costs of other employee benefits.

STOCK-BASED COMPENSATION

     Prior to January 1, 2003, Citigroup applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock-based compensation plans. Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), allows companies to recognize compensation expense over the related service period based on the grant date fair value of the stock award. Under both methods, upon issuance of previously unissued shares under employee plans, proceeds received in excess of par value are credited to additional paid-in capital. Upon issuance of treasury shares, the difference between the proceeds received and the average cost of treasury shares is recorded in additional paid-in capital. Under both methods, the dilutive effect of outstanding options is reflected as additional share dilution in the computation of earnings per share. On January 1, 2003, the Company adopted SFAS 123.

     Had the Company applied SFAS 123 in accounting for the Company's stock option plans, net income and net income per share would have been the pro forma amounts indicated below:

IN MILLIONS OF DOLLARS,
  EXCEPT PER SHARE AMOUNTS                           2002         2001        2000
-------------------------------------------------------------------------------------
Compensation expense
  related to stock option       As  reported      $      -     $       -    $       -
  plans                         Pro forma               701          862          919
-------------------------------------------------------------------------------------
Net income                      As  reported      $  15,276    $  14,126    $  13,519
                                Pro forma            14,842       13,566       12,931
-------------------------------------------------------------------------------------
Basic earnings per share        As  reported      $    2.99    $    2.79    $    2.69
                                Pro forma              2.90         2.68         2.57
-------------------------------------------------------------------------------------
Diluted earnings per share      As  reported      $    2.94    $    2.72    $    2.62
                                Pro forma              2.86         2.61         2.50
=====================================================================================

INCOME TAXES

     Deferred taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The Company and its wholly owned domestic subsidiaries file a consolidated Federal income tax return. Associates First Capital Corporation filed separate consolidated Federal income tax returns prior to the merger.

EARNINGS PER COMMON SHARE is computed after recognition of preferred stock dividend requirements. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average dilutive effect of the Company's convertible securities, common stock warrants, stock options and the shares issued under the Company's Capital Accumulation Program and other restricted stock plans.

ACCOUNTING CHANGES

ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS

     In the fourth quarter of 2002, the Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires that business combinations involving depository financial institutions within its scope, except for combinations between mutual institutions, be accounted for under SFAS 141. Previously, generally accepted accounting principles for acquisitions of financial institutions provided for recognition of the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. Under SFAS 147, such excess is accounted for as goodwill. The impact of adopting SFAS 147 did not materially affect the Consolidated Financial Statements.

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective July 1, 2001, the Company adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The new rules required that all business combinations consummated after June 30, 2001 be accounted for under the purchase method. The nonamortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives were effective for all purchase business combinations completed after June 30, 2001.

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

     The Company has performed the required impairment tests of goodwill and indefinite-lived intangible assets and there was no impairment of goodwill. The initial adoption resulted in a cumulative adjustment of $47 million after-tax recorded as a charge to earnings related to the impairment of certain intangible assets.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     On January 1, 2002, Citigroup adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), when the rule became effective for calendar year companies. SFAS 144 establishes additional criteria as compared to existing generally accepted accounting principles to determine when a long-lived asset is held-for-sale. It also broadens the definition of "discontinued operations," but does not allow for the accrual of future operating losses, as was previously permitted. The impact of adopting SFAS 144 was not material.

ADOPTION OF EITF 02-3

     During the fourth quarter of 2002, the Company adopted EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. The initial adoption of EITF 02-3 in the fourth quarter of 2002 was not material to the Company's Consolidated Financial Statements for the year ended December 31, 2002. FASB continues to discuss the ongoing impact of EITF 02-3 on the valuation of derivative transactions subsequent to inception.

ADOPTION OF EITF 99-20

     During the second quarter of 2001, the Company adopted EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 provides new guidance regarding income recognition and identification and determination of impairment on certain asset-backed securities. The initial adoption resulted in a cumulative adjustment of $116 million after-tax, recorded as a charge to earnings, and an increase of $93 million included in other changes in stockholders' equity from nonowner sources.

DERIVATIVES AND HEDGE ACCOUNTING

     On January 1, 2001, Citigroup adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement changed the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citigroup's trading activities, as well as certain derivative instruments embedded in other contracts. SFAS 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship. The majority of Citigroup's derivatives are entered into for trading purposes and were not impacted by the adoption of SFAS 133. The cumulative effect of adopting SFAS 133 at January 1, 2001 was an after-tax charge of $42 million included in net income and an increase of $25 million included in other changes in stockholders' equity from nonowner sources.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

STOCK-BASED COMPENSATION

     On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to APB 25, the alternative method of accounting, an offsetting increase to stockholders' equity under SFAS 123 is recorded equal to the amount of compensation expense charged. Earnings per share dilution is recognized as well.

     Assuming a three-year vesting provision for options, the estimated impact of this change will be approximately $0.03 per diluted share in 2003 and, when fully phased in over the next three years, approximately $0.06 per diluted share annually.

     The Company has made changes to various stock-based compensation plan provisions for future awards. For example, the vesting period and the term of stock options granted in 2003 have been shortened to three and six years, respectively. In addition, the sale of underlying shares acquired through the exercise of options granted after December 31, 2002 will be restricted for a two-year period. The existing stock ownership commitment for senior executives will continue, under which such executives must retain 75% of the shares they own and acquire from the Company over the term of their employment. Original option grants in 2003 and thereafter will not have a reload feature; however, previously granted options will retain that feature. Other changes also may be made that may impact the SFAS 123 adoption estimates disclosed above.

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On January 1, 2003, Citigroup adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS 146 will materially affect the financial statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This Interpretation changes the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

     The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. FIN 46 also mandates new disclosures about VIEs, some of which are required to be presented in financial statements issued after January 31, 2003.

     The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. The Company is considering restructuring alternatives that would enable certain VIEs to meet the criteria for non-consolidation. However, at this time, it is anticipated that the effect on the Company's Consolidated Statement of Financial Position could be an increase of $55 billion to assets and liabilities, primarily due to several multi-seller finance companies administered by the Company and certain structured investment vehicles if these non-consolidation alternatives are not viable. If consolidation is required, the future viability of these businesses will be assessed. As we continue to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company. See Note 13 to the Consolidated Financial Statements.

GUARANTEES AND INDEMNIFICATIONS

     In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. Accordingly, these new disclosures are included in Note 28 to the Consolidated Financial Statements. It is not expected that the recognition and measurement provisions of FIN 45 will have a material effect on the Company's financial position or operating results.

2.   GOODWILL AND INTANGIBLE ASSETS

Net income and earnings per share for 2001 and 2000 adjusted to exclude amortization expense (after-tax) related to goodwill and indefinite-lived intangible assets that are no longer amortized are as follows:

IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS       2002         2001         2000
----------------------------------------------------------------------------------------
NET INCOME
  Reported net income                               $   15,276   $   14,126   $   13,519
                                                    ------------------------------------
  Goodwill amortization(1)                                   -          433          366
  Indefinite-lived intangible assets amortization            -           46           46
                                                    ------------------------------------
     Adjusted net income                            $   15,276   $   14,605   $   13,931
                                                    ------------------------------------
BASIC EARNINGS PER SHARE
  Reported basic earnings per share                 $     2.99   $     2.79   $     2.69
  Goodwill amortization(1)                                   -         0.08         0.08
  Indefinite-lived intangible assets amortization            -         0.01         0.01
                                                    ------------------------------------
     Adjusted basic earnings per share              $     2.99   $     2.88   $     2.78
                                                    ------------------------------------
DILUTED EARNINGS PER SHARE
  Reported diluted earnings per share               $     2.94   $     2.72   $     2.62
  Goodwill amortization(1)                                   -         0.08         0.07
  Indefinite-lived intangible assets amortization            -         0.02         0.01
                                                    ------------------------------------
     Adjusted diluted earnings per share            $     2.94   $     2.82   $     2.70
                                                    ====================================

(1) Includes goodwill amortization related to discontinued operations of $79 million and $78 million in 2001 and 2000, respectively. The goodwill amortization related to discontinued operations represents $0.02 per share for each of 2001 and 2000 on a basic and diluted basis.

During 2002, no goodwill was impaired or written off. The Company recorded goodwill of $4.385 billion during the fourth quarter of 2002 in connection with the acquisition of Golden State Bancorp. The Company also recorded goodwill of $41 million during the 2002 second quarter and $74 million during the 2002 first quarter in connection with the consumer finance acquisitions of Marufuku Co., Ltd. and Taihei Co., Ltd., respectively, in Japan. Additionally, in February 2002, Banamex completed the purchase of the remaining 48% interest in Seguros Banamex, a life insurance business, and AFORE Banamex, a pension fund management business, from AEGON for $1.24 billion which resulted in additional goodwill of $1.14 billion in the Global Investment Management segment.

The changes in goodwill during 2002 were as follows:

                                                      GLOBAL
                                                    CORPORATE AND     PRIVATE        GLOBAL
                                         GLOBAL      INVESTMENT       CLIENT       INVESTMENT    DISCONTINUED
IN MILLIONS OF DOLLARS                  CONSUMER        BANK         SERVICES     MANAGEMENT    OPERATIONS(1)      TOTAL
---------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002            $    12,385   $       5,833   $      368    $    2,701    $       2,574    $   23,861
Goodwill acquired during the period         4,500              --           --         1,143               --         5,643
Discontinued operations(1)                     --              --           --            --           (2,648)       (2,648)
Other(2)                                      157             159           12          (297)              74           105
                                      -------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002          $    17,042   $       5,992   $      380    $    3,547    $          --    $   26,961
                                      =====================================================================================

(1) Discontinued operations represents the Company's property and casualty insurance business. See Note 4 to the Consolidated Financial Statements.
(2) Other changes in goodwill include foreign exchange effects on non-dollar-denominated goodwill, purchase accounting adjustments and certain other reclassifications.

At December 31, 2002, $1.240 billion of the Company's acquired intangible assets, including $770 million of asset management and administration contracts, $425 million of trade names and $45 million of other intangible assets, were considered to be indefinite-lived and not subject to amortization. All other acquired intangible assets are subject to amortization.

The components of intangible assets were as follows:

                                                      DECEMBER 31, 2002                             December 31, 2001
                                    ------------------------------------------------------------------------------------------------
                                    GROSS CARRYING      ACCUMULATED    NET CARRYING   Gross Carrying     Accumulated    Net Carrying
IN MILLIONS OF DOLLARS                  AMOUNT        AMORTIZATION(1)     AMOUNT          Amount       Amortization(1)     Amount
------------------------------------------------------------------------------------------------------------------------------------
Purchased credit card relationships     $  4,078       $    1,466        $  2,612        $  4,084        $   1,136        $  2,948
Mortgage servicing rights                  3,883            2,251           1,632           2,248            1,075           1,173
Core deposit intangibles                   1,139              118           1,021             975               38             937
Other customer relationships                 898              300             598           1,176              249             927
Present value of future profits              647              437             210             587              410             177
Other(2)                                   1,493              297           1,196           3,782              941           2,841
                                    ------------------------------------------------------------------------------------------------
TOTAL AMORTIZING INTANGIBLE ASSETS      $ 12,138       $    4,869        $  7,269        $ 12,852        $   3,849        $  9,003

Indefinite-lived intangible assets                                          1,240                                                -
                                    ------------------------------------------------------------------------------------------------
TOTAL INTANGIBLE ASSETS                                                  $  8,509                                         $  9,003
                                    ================================================================================================

(1) Accumulated amortization of mortgage servicing rights includes the related valuation allowance. See Note 13 to the Consolidated Financial Statements.
(2)  Includes contract-related intangible assets.

The intangible assets recorded during 2002 and their respective amortization periods were as follows:

                                                                            WEIGHTED-AVERAGE
IN MILLIONS OF DOLLARS                                       2002     AMORTIZATION PERIOD IN YEARS
--------------------------------------------------------------------------------------------------
Mortgage servicing rights(1)                               $  1,760                 30
Core deposit intangibles                                        220                 15
Present value of future profits(2)                               35                 22
Other customer relationships                                    210                  9
                                                          ---------
TOTAL INTANGIBLE ASSETS RECORDED DURING THE PERIOD (3)     $  2,225
                                                          =========

(1) Mortgage servicing rights acquired during 2002 will be amortized on an accelerated basis over 30 years, the contractual life of certain underlying loans. The majority of these mortgage servicing rights will be amortized within five years.
(2) Present value of future profits acquired during 2002 will be amortized on an accelerated basis over 22 years.
(3) There was no significant residual value estimated for the intangible assets recorded during 2002.

     Intangible assets amortization expense was $858 million and $897 million for 2002 and 2001, respectively. Intangible assets amortization expense is estimated to be $980 million in 2003, $830 million in 2004, $750 million in 2005, $670 million in 2006, and $610 million in 2007.

3.   BUSINESS DEVELOPMENTS

ACQUISITION OF GOLDEN STATE BANCORP

On November 6, 2002, Citigroup completed its acquisition of 100% of Golden State Bancorp (GSB) in a transaction in which Citigroup paid approximately $2.3 billion in cash and issued 79.5 million Citigroup common shares. The total transaction value of approximately $5.8 billion was based on the average prices of Citigroup shares, as adjusted for the effect of the TPC distribution, for the two trading days before and after May 21, 2002, the date the terms of the acquisition were agreed to and announced. The results of GSB are included from November 2002 forward. GSB was the parent company of California Federal Bank, the second-largest thrift in the U.S. and, through its First Nationwide Mortgage business, the eighth-largest mortgage servicer. The acquisition enabled the Company to increase market share and branch presence in California and Nevada. In addition, the acquisition enabled Citigroup to expand its national prime mortgage business.

ACQUISITION OF BANAMEX

In August 2001, Citicorp completed its acquisition of Grupo Financiero Banamex-Accival (Banamex), a leading Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. On September 24, 2001, Citicorp became the holder of 100% of the issued and outstanding ordinary shares of Banamex following a share redemption by Banamex. Banamex's and Citicorp's banking operations in Mexico have been integrated and conduct business under the "Banamex" brand-name.

ACQUISITION OF EAB

On July 17, 2001, Citibank completed its acquisition of European American Bank
(EAB), a New York State-chartered bank, for $1.6 billion plus the assumption of $350 million in EAB preferred stock.

ACQUISITION OF ASSOCIATES

On November 30, 2000, Citigroup Inc., completed its acquisition of Associates First Capital Corporation (Associates). The acquisition was consummated through a merger of a subsidiary of Citigroup with and into Associates (with Associates as the surviving corporation) pursuant to which each share of Associates common stock became a right to receive .7334 of a share of Citigroup Inc. common stock (534.5 million shares). Subsequent to the acquisition, Associates was contributed to and became a wholly owned subsidiary of Citicorp and Citicorp issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of Associates. Associates' debt securities and commercial paper are no longer separately rated. The acquisition was accounted for as a pooling of interests.

4.   DISCONTINUED OPERATIONS

Travelers Property Casualty Corp. (TPC) (an indirect wholly owned subsidiary of Citigroup on December 31, 2001) sold 231 million shares of its class A common stock representing approximately 23.1% of its outstanding equity securities in an initial public offering (IPO) on March 27, 2002. In 2002, Citigroup recognized an after-tax gain of $1.158 billion as a result of the IPO. In connection with the IPO, Citigroup entered into an agreement with TPC that provides that, in any fiscal year in which TPC records asbestos-related income statement charges in excess of $150 million, net of any reinsurance, Citigroup will pay to TPC the amount of any such excess up to a cumulative aggregate of $520 million after-tax. A portion of the gross IPO gain was deferred to offset any payments arising in connection with this agreement. In the 2002 fourth quarter, $159 million was paid pursuant to this agreement. Notice was received in January 2003 requesting the remaining $361 million.

     On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in TPC (the distribution). This non-cash distribution was tax-free to Citigroup, its stockholders and TPC. The distribution was treated as a dividend to stockholders for accounting purposes that reduced Citigroup's Additional Paid-In Capital by approximately $7.0 billion. Following the distribution, Citigroup remains a holder of approximately 9.9% of TPC's outstanding equity securities which are carried at fair value in the Proprietary Investment Activities segment and classified as available-for-sale within Investments on the Consolidated Statement of Financial Position. The Company is required to sell these securities within five years of the distribution in order to maintain the tax-free status.

     Following the August 20, 2002 distribution, the results of TPC were reported in the Company's Consolidated Statements of Income and Cash Flows separately as discontinued operations. In accordance with GAAP, the Consolidated Statement of Financial Position has not been restated. TPC represented the primary vehicle by which Citigroup engaged in the property and casualty insurance business.

Summarized financial information for discontinued operations is as follows:

IN MILLIONS OF DOLLARS                             2002            2001           2000
-----------------------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE           $  8,233       $  12,690      $  11,616
                                                 ----------------------------------------
Income from discontinued operations                    965           1,378          1,786
Gain on sale of stock by subsidiary                  1,270
Provision for income taxes                             360             323            498
                                                 ----------------------------------------
INCOME FROM DISCONTINUED OPERATIONS, NET          $  1,875       $   1,055      $   1,288
                                                 ========================================

                                                            DECEMBER 31,
IN MILLIONS OF DOLLARS                               2001               2000
------------------------------------------------------------------------------
Total assets                                       $  55,954         $  55,058
Total liabilities                                     45,268            45,844
                                                   ---------------------------
NET ASSETS OF DISCONTINUED OPERATIONS              $  10,686         $   9,214
                                                   ===========================

The following is a summary of the assets and liabilities of discontinued operations as of August 20, 2002, the date of the distribution:

                                               AUGUST 20,
IN MILLIONS OF DOLLARS                            2002
---------------------------------------------------------
Cash                                           $      252
Investments                                        33,984
Trading account assets                                321
Loans                                                 261
Reinsurance recoverables                           10,940
Other assets                                       14,242
                                               ----------
TOTAL ASSETS                                   $   60,000
                                               ==========
Long-term debt                                 $    2,797
Insurance policy and claim reserves                36,216
Other liabilities                                  11,831
Mandatorily redeemable securities
  of subsidiary trusts                                900
                                               ----------
TOTAL LIABILITIES                              $   51,744
                                               ==========

5.   BUSINESS SEGMENT INFORMATION

Citigroup is a diversified bank holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The Company's activities are conducted through the Global Consumer, Global Corporate and Investment Bank, Private Client Services, Global Investment Management, and Proprietary Investment Activities business segments. These segments reflect the characteristics of its products and services and the clients to which those products or services are delivered.

     The Global Consumer segment includes a global, full-service consumer franchise delivering a wide array of banking, lending, insurance and investment services through a network of local branches, offices and electronic delivery systems.

     The businesses included in the Company's Global Corporate and Investment Bank segment provide corporations, governments, institutions, and investors in over 100 countries and territories with a broad range of banking and financial products and services.

     The Private Client Services segment provides investment advice, financial planning and brokerage services to affluent individuals, small and mid-size companies, non-profits and large corporations. In addition, Private Client Services provides independent client-focused research to individuals and institutions around the world.

     The Global Investment Management segment offers a broad range of life insurance, annuity and asset management products and services from global investment centers around the world, including individual annuity, group annuity, individual life insurance products, corporate-owned life insurance
(COLI) products, mutual funds, closed-end funds, managed accounts, unit investment trusts, variable annuities, pension administration, and personalized wealth management services distributed to institutional, high-net-worth, and retail clients.

     The Proprietary Investment Activities segment includes the Company's venture capital activities, realized investment gains and losses from certain insurance-related investments, results from certain proprietary investments and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature. Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and the remainder of Internet-related development activities, and taxes not allocated to the other business segments. The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements.

The following table presents certain information regarding the Company's continuing operations by segment:

                                                 REVENUES, NET                             PROVISION (BENEFIT)
                                             OF INTEREST EXPENSE(1)                         FOR INCOME TAXES
IN MILLIONS OF DOLLARS, EXCEPT       --------------------------------------------------------------------------------
  IDENTIFIABLE ASSETS IN BILLIONS      2002           2001          2000          2002          2001            2000
---------------------------------------------------------------------------------------------------------------------
Global Consumer                      $   37,069    $   32,365    $   28,319    $    4,471   $     3,848     $   3,090
Global Corporate
  and Investment Bank                    20,218        20,806        19,342         1,604         2,364         2,266
Private Client Services(6)                5,717         5,940         6,900           434           459           641
Global Investment Management              8,175         8,006         7,330           820           844           810
Proprietary Investment Activities          (471)          584         2,263          (217)          153           791
Corporate/Other                             600          (334)         (582)         (114)         (465)         (571)
                                     --------------------------------------------------------------------------------
TOTAL                                $   71,308    $   67,367    $   63,572    $    6,998   $     7,203     $   7,027
                                     ================================================================================









                                              INCOME (LOSS) FROM
                                            CONTINUING OPERATIONS
                                          BEFORE CUMULATIVE EFFECT                          IDENTIFIABLE
                                        OF ACCOUNTING CHANGES(2)(3)(4)                 ASSETS AT YEAR-END(5)
IN MILLIONS OF DOLLARS, EXCEPT       --------------------------------------------------------------------------------
  IDENTIFIABLE ASSETS IN BILLIONS      2002           2001          2000          2002          2001            2000
---------------------------------------------------------------------------------------------------------------------
Global Consumer                      $    8,425    $    6,836    $    5,410    $      390   $       329     $     266
Global Corporate
  and Investment Bank                     3,029         4,346         4,003           558           526           446
Private Client Services (6)                 722           767         1,068            13            16            18
Global Investment Management              1,813         1,596         1,460           112           103            95
Proprietary Investment Activities          (448)          318         1,340             9             9            11
Corporate/Other                             (93)         (634)       (1,050)           15            12            11
                                     --------------------------------------------------------------------------------
TOTAL                                $   13,448    $   13,229    $   12,231    $    1,097   $       995     $     847
                                     ================================================================================

(1) Includes total revenues, net of interest expense, in the United States of $47.4 billion, $42.7 billion, and $41.7 billion, in Mexico of $4.2 billion, $2.3 billion, and $603 million and in Japan of $4.3 billion, $4.0 billion, and $3.7 billion in 2002, 2001, and 2000, respectively. There were no other individual foreign countries that were material to total revenues, net of interest expense.
(2) For 2002, Global Consumer, Global Corporate and Investment Bank, and Global Investment Management results reflect after-tax restructuring-related charges (credits) of ($10) million, ($8) million, and $8 million, respectively. For 2001, Global Consumer, Global Corporate and Investment Bank, Private Client Services, Global Investment Management, and Corporate/Other results reflect after-tax restructuring-related charges and merger-related costs of $127 million, $136 million, $6 million, $16 million, and ($3) million, respectively. For 2000, Global Consumer, Global Corporate and Investment Bank, Global Investment Management, and Corporate/Other results reflect after-tax restructuring-related charges of $144 million, $105 million, $11 million, and $249 million, respectively.
(3) Includes provisions for benefits, claims and credit losses in the Global Consumer results of $7.9 billion, $6.1 billion, and $5.1 billion, in the Global Corporate and Investment Bank results of $2.8 billion, $1.5 billion, and $947 million, in the Global Investment Management results of $2.7 billion, $2.8 billion, and $2.4 billion, and in the Corporate/Other results of ($21) million, ($8) million, and $38 million for 2002, 2001, and 2000, respectively. Includes provision for credit losses in the Private Client Services results of $6 million in 2002 and $4 million in 2001. Includes provision for credit losses in the Proprietary Investment Activities results of $31 million in 2002 and $7 million in 2000.
(4) For 2002, the Company recognized after-tax charges of $47 million for the cumulative effect of accounting changes related to the implementation of SFAS 142. For 2001, the Company recognized after-tax charges of $42 million and $116 million for the cumulative effect of accounting changes related to the implementation of SFAS 133 and EITF 99-20, respectively.
(5) Excludes identifiable assets related to discontinued operations totaling $56 billion and $55 billion at December 31, 2001 and 2000, respectively. See Note 4 to the Consolidated Financial Statements.
(6) Private Client Services is a newly formed segment which includes the Private Client Group and Global Equity Research and is marketed under the Smith Barney name.

6.   INVESTMENTS

IN MILLIONS OF DOLLARS AT YEAR- END                 2002       2001(1)
-----------------------------------------------------------------------
Fixed maturities, primarily available-for-sale
  at fair value                                  $  151,620  $  139,883
Equity securities, primarily at fair value            7,791       7,577
Venture capital, at fair value                        3,739       4,316
Short-term and other                                  6,363       9,600
                                                 ----------------------
                                                 $  169,513  $  161,376
                                                 ======================

(1)  Reclassified to conform to the 2002 presentation.

The amortized cost and fair value of investments in fixed maturities and equity securities at December 31, were as follows:

                                                                            2002
                                               ----------------------------------------------------------
                                                                   GROSS          GROSS
                                                 AMORTIZED      UNREALIZED     UNREALIZED        FAIR
IN MILLIONS OF DOLLARS AT YEAR- END                COST            GAINS         LOSSES          VALUE
---------------------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES HELD TO MATURITY(2)  $         79    $         --   $          -   $         79
                                               ----------------------------------------------------------

FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE
Mortgage-backed securities, principally
 obligations of  U.S. Federal agencies         $     32,862    $        914   $          2   $     33,774
U.S. Treasury and Federal agencies                   26,049             459             59         26,449
State and municipal                                   6,847             509              2          7,354
Foreign government                                   43,942             417            121         44,238
U.S. corporate                                       27,000           1,169            996         27,173
Other debt securities                                12,221             466            134         12,553
                                               ----------------------------------------------------------
                                                    148,921           3,934          1,314        151,541
                                               ----------------------------------------------------------
TOTAL FIXED MATURITIES                         $    149,000    $      3,934   $      1,314   $    151,620
                                               ==========================================================
EQUITY SECURITIES(3)                           $      7,390    $        605   $        204   $      7,791
                                               ==========================================================

                                                                            2001
                                               ----------------------------------------------------------
                                                                   Gross         Gross
                                                 Amortized      Unrealized     Unrealized        Fair
IN MILLIONS OF DOLLARS AT YEAR- END                Cost            Gains         Losses          Value
---------------------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES HELD TO MATURITY(2)  $         26    $          -   $          -   $         26
                                               ----------------------------------------------------------

FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE
Mortgage-backed securities, principally
 obligations of  U.S. Federal agencies         $     28,614    $        438   $        250   $     28,802
U.S. Treasury and Federal agencies                    6,136              62             85          6,113
State and municipal                                  16,712             441            152         17,001
Foreign government                                   44,942             266             79         45,129
U.S. corporate                                       30,097             843            591         30,349
Other debt securities                                12,055             554            146         12,463
                                               ----------------------------------------------------------
                                                    138,556           2,604          1,303        139,857
                                               ----------------------------------------------------------
TOTAL FIXED MATURITIES                         $    138,582    $      2,604   $      1,303   $    139,883
                                               ==========================================================
EQUITY SECURITIES(3)                           $      7,401    $        400   $        224   $      7,577
                                               ==========================================================

(1)  Reclassified to conform to the 2002 presentation.
(2)  Recorded at amortized cost.
(3) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

     The following table presents the amortized cost, fair value, and average yield on amortized cost of fixed maturity securities by contractual maturity dates as of December 31, 2002:

                                          AMORTIZED     FAIR
IN MILLIONS OF DOLLARS                      COST        VALUE           YIELD
-----------------------------------------------------------------------------
U.S. TREASURY AND FEDERAL AGENCIES(1)
Due within 1 year                        $    4,229   $    4,236         2.36%
After 1 but within 5 years                   18,644       18,921         3.55
After 5 but within 10 years                   3,472        3,511         5.30
After 10 years(2)                            27,376       28,061         6.24
                                         ------------------------------------
TOTAL                                    $   53,721   $   54,729         4.94%
                                         ------------------------------------
STATE AND MUNICIPAL
Due within 1 year                        $       47   $       48         4.24%
After 1 but within 5 years                      555          585         5.77
After 5 but within 10 years                     589          642         6.11
After 10 years(2)                             5,656        6,079         5.59
                                         ------------------------------------
TOTAL                                    $    6,847   $    7,354         5.64%
                                         ------------------------------------
ALL OTHER(3)
Due within 1 year                        $   22,217   $   22,312         4.94%
After 1 but within 5 years                   33,220       33,623         6.38
After 5 but within 10 years                  17,182       17,739         7.54
After 10 years(2)                            15,813       15,863         6.55
                                         ------------------------------------
TOTAL                                    $   88,432   $   89,537         6.28
                                         ------------------------------------
 TOTAL FIXED MATURITIES                  $  149,000   $  151,620         5.77%
                                         ====================================

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

The following table presents interest and dividends on investments:

IN MILLIONS OF DOLLARS               2002       2001        2000
------------------------------------------------------------------
Taxable interest                   $  6,959   $  5,687    $  5,111
Interest exempt from U.S.
  Federal income tax                    337        292         234
Dividends                               208        263         322
                                   -------------------------------
TOTAL INTEREST AND DIVIDENDS       $  7,504   $  6,242    $  5,667
                                   ===============================

The following table presents realized gains and losses on investments:

IN MILLIONS OF DOLLARS                 2002     2001        2000
------------------------------------------------------------------
Gross realized investment gains    $  1,532   $  1,409    $  1,585
Gross realized investment (losses)   (2,017)    (1,172)       (825)
                                   -------------------------------
NET REALIZED GAINS/(LOSSES) (1)    $   (485)  $    237    $    760
                                   ===============================

(1) Includes net realized gains/(losses) related to insurance subsidiaries' sale of OREO and mortgage loans of ($8) million, $8 million, and $52 million in 2002, 2001, and 2000, respectively.

The following table presents venture capital investment gains and losses:

IN MILLIONS OF DOLLARS               2002       2001        2000
------------------------------------------------------------------
Net realized investment gains      $    214   $    224    $    716
Gross unrealized gains                  563        782       1,752
Gross unrealized (losses)              (863)      (613)       (618)
                                   -------------------------------
NET REALIZED AND UNREALIZED
  GAINS/(LOSSES)                   $    (86)  $    393    $  1,850
                                   ===============================

7. FEDERAL FUNDS, SECURITIES BORROWED, LOANED, AND SUBJECT TO REPURCHASE AGREEMENTS

Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at December 31:

IN MILLIONS OF DOLLARS                         2002         2001
------------------------------------------------------------------
Federal funds sold and resale agreements     $ 94,507     $ 89,472
Deposits paid for securities borrowed          45,439       45,337
                                            ----------------------
                                             $139,946     $134,809
                                            ======================

     Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at December 31:

IN MILLIONS OF DOLLARS                         2002         2001
------------------------------------------------------------------
Federal funds purchased and repurchase
  agreements                                 $149,709     $137,649
Deposits received for securities loaned        12,934       15,862
                                            ----------------------
                                             $162,643     $153,511
                                            ======================

     The resale and repurchase agreements represent collateralized financing transactions used to generate net interest income and facilitate trading activity. These instruments are collateralized principally by government and government agency securities and generally have terms ranging from overnight to up to a year. It is the Company's policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or reduction in the balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Resale agreements and repurchase agreements are reported net by counterparty, when applicable, pursuant to FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" (FIN 41). Excluding the impact of FIN 41, resale agreements totaled $155.4 billion and $141.2 billion at December 31, 2002 and 2001, respectively.

     Deposits paid for securities borrowed (securities borrowed) and deposits received for securities loaned (securities loaned) are recorded at the amount of cash advanced or received and are collateralized principally by government and government agency securities, corporate debt and equity securities. Securities borrowed transactions require the Company to deposit cash with the lender. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and securities loaned daily, and additional collateral is obtained as necessary. Securities borrowed and securities loaned are reported net by counterparty, when applicable, pursuant to FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" (FIN 39).

8.   BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

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

     Brokerage receivables and brokerage payables, which arise in the normal course of business, consisted of the following at December 31:

IN MILLIONS OF DOLLARS                         2002        2001
------------------------------------------------------------------
Receivables from customers                  $  16,546   $   19,660
Receivables from brokers, dealers,
  and clearing organizations                    8,812       15,495
                                            ----------------------
TOTAL BROKERAGE RECEIVABLES                 $  25,358   $   35,155
                                            ======================
Payables to customers                       $  14,907   $   16,876
Payables to brokers, dealers, and clearing
  organizations                                 7,117       16,015
                                            ----------------------
 TOTAL BROKERAGE PAYABLES                   $  22,024   $   32,891
                                            ======================

9.   TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, at market value, consisted of the following at December 31:

IN MILLIONS OF DOLLARS                         2002        2001
------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal agency securities $  35,369   $   46,218
State and municipal securities                  5,195        4,517
Foreign government securities                  16,440       12,450
Corporate and other debt securities            33,064       21,033
Derivatives(1)                                 37,530       29,762
Equity securities                              12,994       15,619
Mortgage loans and
  collateralized mortgage securities            7,924        6,869
Other                                           6,692        8,436
                                            ----------------------
                                            $ 155,208   $  144,904
                                            ======================
TRADING ACCOUNT LIABILITIES
Securities sold, not yet purchased          $  50,476   $   51,815
Derivatives(1)                                 40,950       28,728
                                            ----------------------
                                            $  91,426   $   80,543
                                            ======================

(1)  Net of master netting agreements.

10.  TRADING-RELATED REVENUE

Trading-related revenue consists of principal transactions revenues and net interest revenue associated with trading activities. Principal transactions revenues consist of realized and unrealized gains and losses from trading activities. The following table presents trading related revenue for the years ended December 31:

IN MILLIONS OF DOLLARS               2002      2001       2000
----------------------------------------------------------------
GLOBAL CORPORATE
Fixed income(1)                     $ 4,565   $ 4,084    $ 2,531
Equities(2)                             302       882      1,720
Foreign exchange(3)                   1,783     1,517      1,103
All other(4)                            234       197        308
                                    ----------------------------
Total Global Corporate                6,884     6,680      5,662
GLOBAL CONSUMER AND OTHER               364       696        782
                                    ----------------------------
TOTAL TRADING-RELATED REVENUE       $ 7,248   $ 7,376    $ 6,444
                                    ============================

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

     The following table reconciles principal transactions revenues on the Consolidated Statement of Income to trading-related revenue for the years ended December 31:

IN MILLIONS OF DOLLARS               2002      2001        2000
----------------------------------------------------------------
Principal transactions              $ 4,513   $ 5,544    $ 5,981
Net interest revenue                  2,735     1,832        463
                                    ----------------------------
TOTAL TRADING-RELATED REVENUE       $ 7,248   $ 7,376    $ 6,444
                                    ============================

11.  LOANS

IN MILLIONS OF DOLLARS AT YEAR-END               2002         2001(1)
----------------------------------------------------------------------
CONSUMER
In U.S. offices
   Mortgage and real estate(2)                $  121,178    $   80,099
   Installment, revolving credit, and other       99,881        84,367
                                              ------------------------
                                                 221,059       164,466
                                              ------------------------
In offices outside the U.S.
   Mortgage and real estate(2)                    26,564        28,688
   Installment, revolving credit, and other       64,454        56,684
Lease financing                                      493           501
                                              ------------------------
                                                  91,511        85,873
                                              ------------------------
                                                 312,570       250,339
Net unearned income                               (1,973)       (2,677)
                                              ------------------------
CONSUMER LOANS, NET OF UNEARNED INCOME        $  310,597    $  247,662
                                              ========================
CORPORATE
In U.S. offices
   Commercial and industrial(3)               $   35,780    $   32,431
   Lease financing                                14,044        17,679
   Mortgage and real estate(2)                     2,573         2,784
                                              ------------------------
                                                  52,397        52,894
                                              ------------------------
In offices outside the U.S.
   Commercial and industrial(3)                   68,345        73,512
   Mortgage and real estate(2)                     1,885         1,874
   Loans to financial institutions                 8,583        10,163
   Lease financing                                 4,414         3,678
   Governments and official institutions           3,081         4,033
                                              ------------------------
                                                  86,308        93,260
                                              ------------------------
                                                 138,705       146,154
Net unearned income                               (1,497)       (2,422)
                                              ------------------------
CORPORATE LOANS, NET OF UNEARNED INCOME       $  137,208    $  143,732
                                              ========================

(1)  Reclassified to conform to the 2002 presentation.
(2)  Loans secured primarily by real estate.
(3)  Includes loans not otherwise separately categorized.

     Impaired loans are those on which Citigroup believes it is not probable that it will be able to collect all amounts due according to the contractual terms of the loan, excluding smaller-balance homogeneous loans that are evaluated collectively for impairment, and are carried on a cash basis. Valuation allowances for these loans are estimated considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral. The following table presents information about impaired loans:

IN MILLIONS OF DOLLARS AT YEAR-END           2002     2001(1)     2000
-------------------------------------------------------------------------
Impaired corporate loans                   $  4,427   $  3,064   $  1,847
Other impaired loans(2)                         633        847        100
                                           ------------------------------
Total impaired loans                       $  5,060   $  3,911   $  1,947
                                           ==============================
Impaired loans with valuation allowances   $  3,951   $  3,500   $  1,583
Total valuation allowances(3)                 1,069        915        480
                                           ==============================
During the year
Average balance of impaired loans          $  4,075   $  3,098   $  1,858
Interest income recognized
  on impaired loans:                            119         98         97
                                           ==============================

(1)  Reclassified to conform to the 2002 presentation.
(2) Primarily middle market loans managed by the consumer business in 2002 and 2001. Primarily commercial real estate loans related to community and private banking activities in 2000.
(3)  Included in the allowance for credit losses.

12.  ALLOWANCE FOR CREDIT LOSSES

IN MILLIONS OF DOLLARS                         2002         2001         2000
----------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF YEAR                      $   10,088    $    8,961    $    8,853
Additions
   Consumer provision for credit losses          7,154         5,328         4,345
   Corporate provision for credit losses         2,841         1,472           994
                                            --------------------------------------
TOTAL PROVISION FOR CREDIT LOSSES                9,995         6,800         5,339
                                            --------------------------------------
Deductions
   Consumer credit losses                        7,911         6,245         5,352
   Consumer credit recoveries                   (1,115)         (853)         (929)
                                            --------------------------------------
 NET CONSUMER CREDIT LOSSES                      6,796         5,392         4,423
                                            --------------------------------------
   Corporate credit losses                       2,654         2,043           906
   Corporate credit recoveries(1)                 (448)         (407)         (135)
                                            --------------------------------------
NET CORPORATE CREDIT LOSSES                      2,206         1,636           771
                                            --------------------------------------
Other, net(2)                                     420         1,355           (37)
                                            --------------------------------------
ALLOWANCE FOR CREDIT LOSSES
   AT END OF YEAR                           $   11,501    $   10,088    $    8,961
Allowance for credit losses on
  letters of credit(3)                             167            50            50
TOTAL ALLOWANCE FOR LOANS, LEASES,
LENDING COMMITMENTS AND LETTERS OF CREDIT       11,668        10,138         9,011
                                            ======================================

(1) Includes amounts recorded under credit default swaps purchased from third parties.
(2) 2002 primarily includes the addition of $452 million of credit loss reserves related to the acquisition of GSB. 2001 primarily includes the addition of credit loss reserves related to the acquisitions of Banamex and EAB. 2000 also includes the addition of allowance for credit losses related to other acquisitions. All periods also include the impact of foreign currency translation.
(3) Represents additional reserves recorded as other liabilities on the balance sheet.

13.  SECURITIZATION ACTIVITIES

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

     The Company provides a wide range of mortgage and other loan products to a diverse customer base. In connection with these loans, the Company may retain servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property.

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

The following table summarizes certain cash flows received from and paid to securitization trusts during 2002, 2001 and 2000:

                                                   2002                                 2001
------------------------------------------------------------------------------------------------------------
IN BILLIONS OF DOLLARS          CREDIT CARDS  MORTGAGES     OTHER(1)   Credit Cards  Mortgages      Other(1)
------------------------------------------------------------------------------------------------------------
Proceeds from new
  securitizations                $     15.3   $     40.1   $     10.0   $     22.7   $     34.8   $      6.4
Proceeds from collections
 reinvested in new receivables        130.9           --           --        131.4          0.4           --
Servicing fees received                 1.2          0.3           --          1.2          0.2           --
Cash flows received on
  Retained interests
  and other net cash flows              3.9          0.1          0.1          3.6          0.2          0.2
                                 ===========================================================================
                                                2000
---------------------------------------------------------------------
IN BILLIONS OF DOLLARS          Credit Cards  Mortgages     Other(1)
---------------------------------------------------------------------
Proceeds from new                $      9.1   $     16.5   $      1.7
  securitizations
Proceeds from collections             127.2           --           --
 reinvested in new receivables          1.0          0.2           --
Servicing fees received
Cash flows received on
  Retained interests
  and other net cash flows              2.8          0.3           --
                                 ====================================

(1) Other includes corporate debt securities, auto loans, student loans and other assets.

     The Company recognized gains on securitizations of mortgages of $296 million, $271 million, and $79 million for 2002, 2001, and 2000, respectively. In 2002, the Company recorded net gains of $425 million related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations. Gains recognized on the securitization of other assets during 2002 and 2000 were $35 million and $93 million, respectively, and no gains were recognized in 2001.

     Key assumptions used for credit cards, mortgages and other assets during 2002 in measuring the fair value of retained interests at the date of sale or securitization follow:

                                         CREDIT     MORTGAGES AND
                                          CARDS          OTHER(1)
-----------------------------------------------------------------
Discount rate                             10.0%     1.0% to 49.0%
Constant prepayment rate                  17.5%     3.0% to 51.0%
Anticipated net credit losses              5.6%    0.01% to 50.0%
=================================================================

(1)  Other includes student loans and other assets.

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

     At December 31, 2002, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

                                               CONSTANT        ANTICIPATED
KEY ASSUMPTIONS AT                            PREPAYMENT        NET CREDIT
 DECEMBER 31, 2002          DISCOUNT RATE        RATE             LOSSES
---------------------------------------------------------------------------
Mortgages                    2.0% to 49.0%    5.0% to 51.0%   0.04% to 50.0%
Credit cards                         10.0%   14.7% to 17.5%    4.8% to 5.6%
Auto loans                           11.0%   16.0% to 21.5%    8.4% to 13.0%
Manufactured housing loans           12.8%            10.5%            14.1%

IN MILLIONS OF DOLLARS                        DECEMBER 31, 2002
---------------------------------------------------------------
CARRYING VALUE OF RETAINED INTERESTS                    $ 4,352
                                                        -------
Discount rate
10%                                                     $  (130)
20%                                                     $  (250)
                                                        -------
Constant prepayment rate
10%                                                     $  (342)
20%                                                     $  (622)
                                                        -------
Anticipated net credit losses
10%                                                     $  (152)
20%                                                     $  (303)
                                                        =======

MANAGED LOANS

The Company continues to manage certain credit card portfolios after they have been securitized. The following table presents the total loan amounts managed, the portion of those portfolios securitized, and delinquencies (loans which are 90 days or more past due) at December 31, 2002 and 2001, and credit losses, net of recoveries, for 2002, 2001 and 2000.

IN MILLIONS OF DOLLARS, EXCEPT
  LOANS IN BILLIONS                  2002        2001
-------------------------------------------------------
MANAGED CREDIT CARD RECEIVABLES
Principal amounts, at period end
  Total managed                    $  130.4    $  121.4
  Securitized amounts                 (67.1)      (67.0)
                                   --------------------
On-balance sheet(1)                $   63.3    $   54.4
                                   ====================
Delinquencies, at period end
  Total managed                    $  2,398    $  2,384
  Securitized amounts                (1,129)     (1,268)
                                   --------------------
On-balance sheet(1)                $  1,269    $  1,116
                                   ====================

Credit losses, net of recoveries,
 for the year ended December 31,      2002        2001         2000
----------------------------------------------------------------------
Total managed                      $   7,175    $   6,051    $   4,367
Securitized amounts                   (3,760)      (3,140)      (2,216)
                                   -----------------------------------
On-balance sheet (1)               $   3,415    $   2,911    $   2,151
                                   ===================================

(1)  Includes loans held-for-sale.

SERVICING RIGHTS

The fair value of capitalized mortgage loan servicing rights was $1.6 billion and $1.2 billion at December 31, 2002 and 2001, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

IN MILLIONS OF DOLLARS                    2002          2001
-------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD           $  1,173      $  1,069
Originations                                480           366
Purchases                                 1,280            30
Amortization                               (229)         (188)
Gain (loss) on change in value of            87            30
MSRs
Provision for impairment(1)(2)           (1,159)         (134)
                                       ----------------------
BALANCE, END OF PERIOD                 $  1,632      $  1,173
                                       ======================

(1) The valuation allowance on capitalized MSRs was $1.3 billion, $153 million, $19 million, and $15 million at December 31, 2002, 2001, 2000 and 1999, respectively. Additionally, the provision for impairment was $4 million for 2000.
(2) The Company utilizes various financial instruments including swaps, option contracts, futures, principal only securities and forward rate agreements to manage and reduce its exposure to changes in the value of MSRs. The provision for impairment does not include the impact of these instruments which serve to protect the overall economic value of the MSRs.

VARIABLE INTEREST ENTITIES

     FIN 46 introduces a new concept of a variable interest entity (VIE), which is defined as an entity (1) that has a total equity investment at risk that is not sufficient to finance its activities without additional subordinated financial support from other parties, or (2) where the group of equity owners does not have the ability to make significant decisions about the entity's activities through voting or similar rights, or the obligation to absorb the entity's expected losses, or the right to receive the entity's expected residual returns. FIN 46 exempts certain entities from its scope. These exemptions include: transferors to qualifying special-purpose entities (QSPEs) meeting the requirements of SFAS 140 and all other parties to a QSPE, unless those parties can unilaterally liquidate the QSPE or change the entity so that it no longer qualifies as a QSPE; investment companies registered under the Investment Company Act of 1940 (RIC) will not consolidate any entity that is not also a RIC; employee benefit plans accounted for under the SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, " Employers' Accounting for Postemployment Benefits"; and separate accounts of life insurance entities. The Company's securitizations of credit card receivables, mortgage loans, home equity, auto and student loans use trust arrangements that meet the specified conditions of SFAS 140 to be considered QSPEs. Accordingly, these trusts are not subject to the provisions of FIN 46.

     The Company is a party to numerous entities that may be considered to be VIEs. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and various investment funds. The Company acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity, by selling the clients' trade receivables or other financial assets to a VIE.

The Company administers several third-party owned, special purpose, multi-seller finance companies (commercial paper conduits) that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides second loss enhancement in the form of letters of credit and other guarantees. At December 31, 2002 and 2001, total assets of the conduits were $49 billion and $52 billion, respectively, and liabilities were $49 billion and $52 billion, respectively. In addition, the Company participates in providing liquidity backstop lines of credit to conduits administered by other financial institutions with assets totaling $2.9 billion at December 31, 2002.

     The Company also securitizes clients' debt obligations in transactions involving SPEs that issue collateralized debt obligations (CDOs). A majority of the transactions are on behalf of clients where the Company first purchases the assets at the request of the clients and warehouses them until the securitization transaction is executed. Other CDOs are structured where the underlying debt obligations are purchased directly in the open market or from issuers. Some CDOs have static unmanaged portfolios of assets, while others have a more actively managed portfolio of financial assets. At December 31, 2002, assets of CDOs amounted to $17 billion. The Company receives fees for structuring and distributing the CDO securities to investors.

     In addition to securitizations of mortgage loans originated by the Company, the Company also securitizes purchased mortgage loans, creating collateralized mortgage obligations (CMOs) and other mortgage-backed securities (MBSs) and distributes them to investors. Since January 1, 2000, the Company has organized 254 mortgage securitizations with assets of $241.3 billion at December 31, 2002. The trusts used in these securitizations meet the conditions of QSPEs and are, therefore, not considered to be VIEs.

CREATION OF OTHER INVESTMENT AND FINANCING PRODUCTS

     The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings for institutional and private bank clients as well as retail customers, including hedge funds, mutual funds, unit investment trusts, and other investment funds that match the clients' investment needs and preferences. The funds may be credit-enhanced by excess assets in the investment pool or by third-party insurers assuming the risks of the underlying assets, thus reducing the credit risk assumed by the investors and diversifying investors' risk to a pool of assets as compared with investments in individual assets. In a limited number of cases, the Company may guarantee the return of principal to investors. The Company typically manages the funds for market-rate fees. In addition, the Company may be one of several liquidity providers to the funds and may place the securities with investors. Many investment funds are organized as RICs, corporations or partnerships with sufficient capital to fund their operations without additional credit support. Accordingly, the Company expects that many of these funds will ultimately be determined not to be VIEs.

     The Company has also established a number of investment funds as opportunities for qualified employees to invest in venture capital investments. The Company acts as investment manager to these funds and may provide employees with financing on both a recourse and non-recourse basis for a portion of the employees' investment commitments.

     The Company also creates VIEs to facilitate financing transactions for clients. These transactions include leasing, capital structuring, and trust preferred entities. At December 31, 2002, such transactions involved VIEs with approximately $36.6 billion in assets.

     The following table summarizes the Company's involvement in VIEs by business segment at December 31, 2002 both as direct participant or structurer:

BUSINESS SEGMENTS

IN MILLIONS OF DOLLARS                                   NO. OF VIEs    ASSETS
----------------------------------------------------------------------------------
GLOBAL CONSUMER
   Mortgages                                                      2   $      771
   Other                                                          4        1,027
                                                         -------------------------
   TOTAL(1)                                                       6   $    1,798
                                                         =========================
GLOBAL CORPORATE AND
  INVESTMENT BANK
   Commercial paper conduits                                     11   $   52,339
   CDOs                                                          44       16,265
   Structured finance                                           681       72,959
   Leasing                                                       45        4,753
   Other                                                        652       36,080
                                                         -------------------------
   TOTAL(2)                                                   1,433   $  182,396
                                                         =========================
GLOBAL INVESTMENT
  MANAGEMENT
   Investment funds(3)                                        2,570   $  226,762
   Structured investment vehicles                                18       47,884
   Other                                                        122       12,749
                                                         -------------------------
   TOTAL(4)                                                   2,710   $  287,395
                                                         =========================
PROPRIETARY INVESTMENT
  ACTIVITIES
   Investment funds                                              11   $    2,513
   Other                                                         10          656
                                                         -------------------------
   TOTAL(5)                                                      21   $    3,169
                                                         =========================
TOTAL CITIGROUP                                               4,170   $  474,758
                                                         =========================

(1) Global Consumer includes five VIEs with assets of $1.8 billion that are consolidated at December 31, 2002.
(2) Global Corporate and Investment Bank includes 482 VIEs with assets of $11.0 billion that are consolidated at December 31, 2002.
(3) Many investment funds are organized as RICs, corporations or partnerships with sufficient capital to fund their operations without additional credit support. Accordingly, the Company expects that many of these funds will ultimately be determined not to be VIEs.
(4) Global Investment Management includes three VIEs with assets of $3.0 billion that are consolidated at December 31, 2002.
(5) Proprietary Investment Activities includes two VIEs with assets of $0.8 billion that are consolidated at December 31, 2002.

     Some of the Company's private equity subsidiaries may invest in venture capital entities that may also be subject to this interpretation and are not included in the table above. The Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide second loss enhancement in the form of letters of credit and other guarantees to the VIEs, and may also have an ownership interest in certain VIEs. At December 31, 2002, the Company's maximum exposure to loss as a result of its involvement with VIEs is approximately $63 billion. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in the VIEs. In addition, the Company may be a party to other derivative contracts with VIEs. However, actual losses are not expected to be material. Exposures that are considered to be guarantees are also included in Note 28 to the Consolidated Financial Statements.

14.  DEBT

INVESTMENT BANKING AND BROKERAGE BORROWINGS

Investment banking and brokerage borrowings and the corresponding weighted average interest rates at December 31 are as follows:

                                          2002                     2001
                                ------------------------------------------------
                                              WEIGHTED                  Weighted
                                               AVERAGE                   Average
                                              INTEREST                  Interest
IN MILLIONS OF DOLLARS           BALANCE        RATE       Balance        Rate
--------------------------------------------------------------------------------
Commercial paper                $   18,293       1.4%     $   13,858       1.9%
Bank borrowings                        620       3.7%            565       2.5%
Other                                2,440       6.4%          2,057       6.2%
                                ----------                ----------
                                $   21,353                $   16,480
                                ================================================

     Investment banking and brokerage borrowings are short-term in nature and include commercial paper, bank borrowings and other borrowings used to finance the operations of Salomon Smith Barney Holdings Inc. (Salomon Smith Barney), including the securities settlement process. Outstanding bank borrowings include both U.S. dollar- and non-U.S. dollar-denominated loans. The non-U.S. dollar loans are denominated in various currencies including the Japanese yen, the Euro, and U.K. sterling. All of the commercial paper outstanding at December 31, 2002 and 2001 was U.S. dollar- denominated.

     Salomon Smith Barney has a $5.0 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. Commitments to lend under this facility terminate in May 2003. Any borrowings under this facility would mature in May 2005. Salomon Smith Barney also has a $100 million 364-day facility with an unaffiliated bank that extends through June 2003, with any borrowings under this facility maturing in June 2004 and a $100 million 364-day facility that extends through December 2003. Salomon Smith Barney may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate) and compensates the banks for the facilities through facility fees. At December 31, 2002, there were no outstanding borrowings under these facilities. Salomon Smith Barney also has committed long-term financing facilities with unaffiliated banks. At December 31, 2002, Salomon Smith Barney had drawn down the full $1.7 billion then available under these facilities. A bank can terminate its facility by giving Salomon Smith Barney prior notice (generally one year).

     Under all of these facilities, Salomon Smith Barney is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At December 31, 2002, this requirement was exceeded by approximately $4.8 billion. In addition, Salomon Smith Barney also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an on-going basis to insure flexibility in meeting Salomon Smith Barney's short-term requirements.

SHORT-TERM BORROWINGS

At December 31, short-term borrowings consisted of commercial paper and other borrowings with weighted average interest rates as follows:

                                        2002                       2001
                             -----------------------------------------------------
                                             WEIGHTED                    Weighted
IN MILLIONS OF DOLLARS         BALANCE       AVERAGE       Balance       Average
----------------------------------------------------------------------------------
COMMERCIAL PAPER
 Citigroup                   $       367       1.18%     $       481        1.84%
 Citicorp and Subsidiaries        16,487       1.57%          12,215        1.99%
                             -----------                 -----------
                                  16,854                      12,696
OTHER BORROWINGS                  13,775       3.07%          11,765        3.44%
                             -----------                 -----------
                             $    30,629                 $    24,461
                             =====================================================

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

     Citigroup has unutilized bilateral committed revolving credit facilities in the amount of $2.5 billion that expire on various dates in 2003. Under these facilities the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreements). The Company exceeded this requirement by approximately $62 billion at December 31, 2002.

     Associates, a subsidiary of Citicorp, had a combination of unutilized credit facilities of $4.5 billion as of December 31, 2002, which have maturities ranging from 2003 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At December 31, 2002, this requirement was exceeded by approximately $59 billion. Citicorp has also guaranteed various other debt obligations of Associates and CitiFinancial Credit Company (CCC), an indirect subsidiary of Citicorp.

LONG-TERM DEBT

                                               WEIGHTED
                                               AVERAGE
IN MILLIONS OF DOLLARS                          COUPON     MATURITIES      2002        2001
------------------------------------------------------------------------------------------------
CITIGROUP INC
Senior notes(1)                                  4.99%     2003-2030   $   37,607   $   30,544
Subordinated notes                               6.58%     2010-2032        6,750        4,250
CITICORP AND
  SUBSIDIARIES
Senior notes                                     4.86%     2003-2037       47,551       52,965
Subordinated notes                               6.72%     2003-2035        6,132        6,663
SALOMON SMITH
  BARNEY HOLDINGS INC
Senior notes(2)                                  3.88%     2003-2097       28,876       26,813
TRAVELERS INSURANCE
  COMPANY(3)                                                    2014           11            -
TRAVELERS INSURANCE
  GROUP HOLDINGS INC.(4)
Senior notes                                                                    -          380
TRAVELERS
  PROPERTY CASUALTY CORP.(4)                                                    -          16
-----------------------------------------------------------------------------------------------
Senior notes                                                              114,034      110,702
Subordinated notes                                                         12,882       10,913
Other                                                                          11           16
                                                                      -------------------------
TOTAL                                                                  $  126,927   $  121,631
                                                ===============================================

(1)  Also includes $250 million of notes maturing in 2098.
(2) Also includes subordinated debt of $103 million and $124 million at December 31, 2002 and December 31, 2001, respectively.
(3)  Principally 12% GNMA/FNMA-collateralized obligations.
(4)  See Note 4 to the Consolidated Financial Statements.

The Company issues both U.S. dollar- and non-U.S. dollar- denominated fixed and variable rate debt. The Company utilizes derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds with the maturity structure of the debt being hedged. At December 31, 2002, the Company's overall weighted average interest rate for long-term debt was 4.86% on a contractual basis and 4.43% including the effects of derivative contracts. In addition, the Company utilizes other derivative contracts to manage the foreign exchange impact of certain debt issuances.

Aggregate annual maturities on long-term debt obligations (based on final maturity dates) are as follows:

IN MILLIONS OF DOLLARS                 2003       2004       2005       2006       2007    Thereafter
-----------------------------------------------------------------------------------------------------
Citigroup Inc.                       $  4,500   $  8,604   $  7,006   $  4,543   $  3,811   $ 15,893
Citicorp and Subsidiaries              21,091     10,496      7,466      2,483      2,487      9,660
Salomon Smith Barney Holdings Inc.      8,638      9,582      3,194      2,425      1,235      3,802
Travelers Insurance Company                 -          -          -          -          -         11
                                    -----------------------------------------------------------------
                                     $ 34,229   $ 28,682   $ 17,666   $  9,451   $  7,533   $ 29,366
                                    =================================================================

15.  INSURANCE POLICY AND CLAIMS RESERVES

At December 31, insurance policy and claims reserves consisted of the following:

IN MILLIONS OF DOLLARS         2002       2001
------------------------------------------------
Benefits and loss reserves
 Property-casualty (1)(2)    $  1,759   $ 29,792
 Life and annuity              11,475     10,987
 Accident and health            1,505      1,271
Unearned premiums (2)             899      6,681
Policy and contract claims        712        563
                             -------------------
                             $ 16,350   $ 49,294
                             ===================

(1) Included at December 31, 2001 were $1.4 billion of reserves related to workers' compensation that have been discounted using an interest rate of 5%.
(2) The decline from 2001 is primarily attributable to discontinued operations. See Note 4 to Consolidated Financial Statements.

16.  REINSURANCE

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

     Reinsurance amounts included in the Consolidated Statement of Income for the years ended December 31 were as follows:

                                  GROSS                 NET
IN MILLIONS OF DOLLARS           AMOUNT     CEDED      AMOUNT
--------------------------------------------------------------
2002
Premiums
 Property-casualty insurance    $    368   $    (88)  $    280
 Life insurance                    3,212       (330)     2,882
 Accident and health insurance       490       (242)       248
                                ------------------------------
                                $  4,070   $   (660)  $  3,410
                                ==============================
CLAIMS INCURRED                 $  3,005   $   (790)  $  2,215
                                ==============================
2001
Premiums
 Property-casualty insurance    $    460   $    (17)  $    443
 Life insurance                    3,124       (343)     2,781
 Accident and health insurance       505       (279)       226
                                ------------------------------
                                $  4,089   $   (639)  $  3,450
                                ==============================
CLAIMS INCURRED                 $  3,050   $   (664)  $  2,386
                                ==============================
2000
Premiums
 Property-casualty insurance    $    808   $   (105)  $    703
 Life insurance                    2,550       (332)     2,218
 Accident and health insurance       530       (215)       315
                                ------------------------------
                                $  3,888   $   (652)  $  3,236
                                ==============================
CLAIMS INCURRED                 $  2,470   $   (527)  $  1,943
                                ==============================

     Reinsurance recoverables, net of valuation allowance, at December 31 include amounts recoverable on unpaid and paid losses and were as follows:

IN MILLIONS OF DOLLARS                       2002       2001
--------------------------------------------------------------
Life business                              $  1,027   $  2,283
Property-casualty business
  Pools and associations                      1,760      2,082
  Other reinsurance                           1,569      8,008
                                           -------------------
TOTAL                                      $  4,356   $ 12,373
                                           ===================

17.  RESTRUCTURING-AND MERGER-RELATED ITEMS

IN MILLIONS OF DOLLARS               2002     2001     2000
------------------------------------------------------------
Restructuring charges               $   65   $  446   $  536
Changes in estimates                   (88)     (53)     (65)
Accelerated depreciation                 8       61       68
                                    ------------------------
TOTAL RESTRUCTURING-RELATED ITEMS      (15)     454      539
Merger-related items                     -        -      177
                                    ------------------------
TOTAL RESTRUCTURING-
 AND MERGER-RELATED ITEMS           $  (15)  $  454   $  716
                                    ========================

     During 2002, Citigroup recorded restructuring charges of $65 million. Of the $65 million, $42 million related to the downsizing of Global Consumer and GCIB operations in Argentina, and $23 million related to the acquisition of GSB and the integration of its operations within the Global Consumer business. These restructuring charges were expensed and are included in "Restructuring- and merger-related items" in the Consolidated Statement of Income. In addition, a restructuring reserve of $186 million was recognized as a liability in the purchase price allocation of GSB related to the integration of operations and operating platforms. These restructuring initiatives are expected to be implemented over the next year. The 2002 reserves included $150 million related to employee severance and $101 million related to exiting leasehold and other contractual obligations.

     The 2002 reserves included $108 million of employee severance related to the GSB acquisition reflecting the cost of eliminating approximately 2,700 positions in Citigroup's Global Consumer business in the U.S.

     The 2002 restructuring reserve utilization of $68 million related to severance costs which were paid in cash. Through December 31, 2002, approximately 100 gross staff positions have been eliminated in connection with the GSB acquisition.

     During 2001, Citigroup recorded restructuring charges of $448 million, including $2 million related to discontinued operations. Of the $448 million, $319 million related to the downsizing of certain functions in the GCIB and Global Consumer businesses in order to align their cost structures with current market conditions and $129 million related to the acquisition of Banamex and the integration of its operations. In addition, a restructuring reserve of $112 million was recorded in connection with the acquisition of Banamex and recognized as a liability in the purchase price allocation of Banamex. The total Banamex reserves of $241 million include costs related to downsizing the reconfiguration of branch operations in Mexico, and the integration of operations and operating platforms. These restructuring initiatives are in process. The reserves included $423 million related to employee severance, $72 million related to exiting leasehold and other contractual obligations, and $65 million of asset impairment charges.

     The $423 million related to employee severance reflects the cost of eliminating approximately 12,500 positions, including 4,200 in Citigroup's Global Consumer business and 3,600 in Banamex related to the acquisition, and 1,300 in the Global Consumer business and 3,400 in the GCIB business related to other restructuring initiatives. Approximately 3,200 of these positions were in the United States.

     The 2001 restructuring reserve utilization included $65 million of asset impairment charges as well as $403 million of severance and other costs (of which $329 million of employee severance and $34 million of leasehold and other exit costs have been paid in cash and $40 million is legally obligated), together with translation effects. Through December 31, 2002, approximately 12,750 gross staff positions have been eliminated under these programs.

     During 2000, Citigroup recorded restructuring charges of $579 million (including $43 million related to discontinued operations), primarily consisting of exit costs related to the acquisition of Associates. The charges included $241 million related to employee severance, $154 million related to exiting leasehold and other contractual obligations, and $184 million of asset impairment charges.

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

     The $241 million portion of the charge related to employee severance reflects the costs of eliminating approximately 5,800 positions, including approximately 4,600 in Associates and 700 in the Global Consumer business. Approximately 5,000 of these positions were in the United States. In 2000, an additional reserve of $23 million was recorded, $20 million of which related to the elimination of 1,600 non-U.S. positions of an acquired entity.

     As of December 31, 2002, the 2000 restructuring reserve was fully utilized, including $184 million of asset impairment charges and $365 million of severance and other exit costs (of which $192 million of employee severance and $136 million of leasehold and other exit costs have been paid in cash and $37 million is legally obligated), together with translation effects. Through December 31, 2002, approximately 6,650 staff positions were eliminated under these programs.

     During 2000, the Company also recorded $177 million of merger-related costs which included legal, advisory, and SEC filing fees, as well as other costs of administratively closing the acquisition of Associates.

     The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) of $8 million, $61 million and $68 million were recognized in 2002, 2001 and 2000, respectively.

     The status of the 2002, 2001, and 2000 restructuring initiatives is summarized in the following table:

RESTRUCTURING RESERVE ACTIVITY

                             RESTRUCTURING INITIATIVES
                           ------------------------------
IN MILLIONS OF DOLLARS       2002       2001       2000
---------------------------------------------------------

Original charges(1)        $     65   $    448   $    579
                           ------------------------------

Acquisitions during:(2)
   2002                         186          -          -
   2001                           -        112          -
   2000                           -          -         23
                           ------------------------------
                                186        112         23
                           ------------------------------

Utilization during:(3)
   2002                         (68)      (116)       (63)
   2001                           -       (352)      (231)
   2000                           -          -       (255)
                           ------------------------------
                                (68)      (468)      (549)
                           ------------------------------

Other                            (2)       (45)       (53)
                           ------------------------------
RESERVE BALANCE AT
  DECEMBER 31, 2002        $    181   $     47    $     -
                           ==============================

(1) Includes restructuring charges of $2 million and $43 million related to discontinued operations in 2001 and 2000, respectively. See Note 4 to the Consolidated Financial Statements.
(2) Represents additions to restructuring liabilities arising from acquisitions.
(3) Utilization amounts include translation effects on the restructuring reserve.

     Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during 2002 resulted in the reduction of the reserve for 2002 restructuring initiatives of $2 million, 2001 restructuring initiatives of $27 million, and a $24 million reduction in the reserve for 2000 initiatives. In addition, during 2002, changes in estimates resulted in the reduction of reserves for prior-period initiatives of $35 million. During 2001, changes in estimates resulted in the reduction of the reserve for 2001 restructuring initiatives of $18 million, a reduction of $29 million for 2000 restructuring initiatives and a reduction of $6 million for prior restructuring initiatives. During 2000, changes in estimates resulted in reductions in the reserve for 1998 restructuring initiatives of $65 million.

18.   INCOME TAXES

IN MILLIONS OF DOLLARS                        2002       2001       2000
--------------------------------------------------------------------------
CURRENT
Federal                                     $  4,158   $  3,342   $  2,981
Foreign                                        2,454      2,476      2,284
State                                            590        382        392
                                            ------------------------------
                                               7,202      6,200      5,657
                                            ------------------------------
DEFERRED
Federal                                         (326)       746      1,064
Foreign                                          159         98        197
State                                            (37)       159        109
                                            ------------------------------
                                                (204)     1,003      1,370
                                            ------------------------------
PROVISION FOR INCOME TAX ON CONTINUING
  OPERATIONS BEFORE MINORITY INTEREST(1)       6,998      7,203      7,027
Provision for income tax on discontinued
  operations                                     360        323        498
Provision (benefit) for income taxes on
  cumulative effect of accounting changes        (14)       (93)         -
Income tax expense (benefit) reported in
  stockholders' equity related to:
  Foreign currency translation                (1,071)      (252)      (108)
  Securities available-for-sale                  548        (71)      (259)
  Employee stock plans                          (381)      (674)    (1,400)
  Cash flow hedges                               575        105          -
  Other                                          (26)         -        (24)
                                            ------------------------------
INCOME TAXES BEFORE MINORITY INTEREST       $  6,989   $  6,541   $  5,734
                                            ==============================

(1) Includes the effect of securities transactions resulting in a provision of ($170) million in 2002, $83 million in 2001, and $266 million in 2000.

     The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate applicable to income from continuing operations (before minority interest and the cumulative effect of accounting changes) for the years ended December 31 was as follows:

                                                2002       2001       2000
--------------------------------------------------------------------------
FEDERAL STATUTORY RATE                          35.0%      35.0%      35.0%
State income taxes, net of federal benefit       1.8%       1.6%       1.7%
Foreign income tax rate differential            (2.1)%     (0.7)%     (0.2)%
Other, net                                      (0.6)%     (0.8)%     (0.1)%
                                             -----------------------------
EFFECTIVE INCOME TAX RATE                       34.1%      35.1%      36.4%
                                             =============================

Deferred income taxes at December 31 related to the following:

IN MILLIONS OF DOLLARS                        2002         2001
------------------------------------------------------------------
DEFERRED TAX ASSETS
Credit loss deduction                      $    3,931   $    4,197
Differences in computing policy reserves          480        1,787
Unremitted foreign earnings                       163            -
Deferred compensation                           1,157        1,413
Employee benefits                                 528        1,108
Restructuring and settlement reserves             774          222
Interest-related items                            388          379
Foreign and state loss carryforwards              223          290
Other deferred tax assets                       1,781        1,205
                                           -----------------------
Gross deferred tax assets                       9,425       10,601
Valuation allowance                               212          200
                                           -----------------------
DEFERRED TAX ASSETS AFTER VALUATION
  ALLOWANCE                                     9,213       10,401
                                           -----------------------
DEFERRED TAX LIABILITIES
Unremitted foreign earnings                         -          (37)
Investments                                    (1,958)        (978)
Deferred policy acquisition costs
  and value of insurance in force              (1,111)      (1,248)
Leases                                         (2,400)      (1,792)
Fixed assets                                     (556)        (494)
Intangibles                                      (697)        (769)
Other deferred tax liabilities                   (344)      (1,203)
                                           -----------------------
GROSS DEFERRED TAX LIABILITIES                 (7,066)      (6,521)
                                           -----------------------
NET DEFERRED TAX ASSET                     $    2,147   $    3,880
                                           =======================

     Foreign pretax earnings approximated $8.7 billion in 2002, $8.1 billion in 2001, and $6.8 billion in 2000. As a U.S. corporation, Citigroup is subject to U.S. taxation currently on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2002, $3.2 billion of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $1.0 billion would have to be provided if such earnings were remitted. The current year's effect on the income tax expense from continuing operations is shown in the reconciliation of the federal statutory rate to the Company's effective income tax rate above.

     Income taxes are not provided for on the Company's life insurance subsidiaries' "policyholders' surplus account" because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not contemplated from this account, which aggregated $982 million (subject to a tax of $344 million) at December 31, 2002.

     Income taxes are not provided for on the Company's "savings bank base year bad debt reserves" because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2002, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $125 million).

     The 2002 net change in the valuation allowance related to deferred tax assets was an increase of $12 million, primarily relating to foreign tax credit carryforwards. The valuation allowance of $212 million at December 31,

2002 is primarily related to specific state, local, and foreign tax carryforwards or tax law restrictions on benefit recognition in the U.S. federal tax return and in the above jurisdictions.

     Management believes that the realization of the recognized net deferred tax asset of $2.147 billion is more likely than not based on existing carryback ability and expectations as to future taxable income. The Company has reported pretax financial statement income from continuing operations of approximately $20 billion, on average, over the last three years and has generated federal taxable income exceeding $13 billion, on average, each year during this same period.

19.  MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS

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

The following table summarizes the financial structure of each of the Company's subsidiary trusts at December 31, 2002:


                                                                                      Common
TRUST SECURITIES                                                                      Shares
WITH DISTRIBUTIONS           Issuance      Securities   Liquidation     Coupon        Issued
GUARANTEED BY                  Date         Issued        Value(1)       Rate        to Parent
-----------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS

CITIGROUP:
Citigroup Capital II         Dec. 1996        400,000   $       400         7.750%       12,372
Citigroup Capital III        Dec. 1996        200,000           200         7.625%        6,186
Citigroup Capital IV         Jan. 1998      8,000,000           200         6.850%      247,440
Citigroup Capital V          Nov. 1998     20,000,000           500         7.000%      618,557
Citigroup Capital VI         Mar. 1999     24,000,000           600         6.875%      742,269
Citigroup Capital VII        July 2001     46,000,000         1,150         7.125%    1,422,681
Citigroup Capital VIII      Sept. 2001     56,000,000         1,400         6.950%    1,731,959
                            -------------------------------------------------------------------
TOTAL PARENT OBLIGATED                                  $     4,450
                            ===================================================================

SUBSIDIARIES:
SSBH Capital I               Jan. 1998     16,000,000   $       400         7.200%      494,880
Citicorp Capital I           Dec. 1996        300,000           300         7.933%        9,000
Citicorp Capital II          Jan. 1997        450,000           450         8.015%       13,500
Citicorp Capital III         June 1998      9,000,000           225         7.100%      270,000
                            -------------------------------------------------------------------
TOTAL SUBSIDIARY
  OBLIGATED                                             $     1,375
                            ===================================================================

                            Junior Subordinated Debentures Owned by Trust
                            ----------------------------------------------
TRUST SECURITIES                                              Redeemable
WITH DISTRIBUTIONS                                            by Issuer
GUARANTEED BY                  Amount          Maturity       Beginning
--------------------------------------------------------------------------
IN MILLIONS OF DOLLARS

CITIGROUP:
Citigroup Capital II         $       412    Dec. 1, 2036    Dec. 1, 2006
Citigroup Capital III                206    Dec. 1, 2036    Not redeemable
Citigroup Capital IV                 206   Jan. 22, 2038    Jan. 22, 2003
Citigroup Capital V                  515   Nov. 15, 2028    Nov. 15, 2003
Citigroup Capital VI                 619   Mar. 15, 2029    Mar. 15, 2004
Citigroup Capital VII              1,186   July 31, 2031    July 31, 2006
Citigroup Capital VIII             1,443   Sept. 15, 2031   Sept. 17, 2006
                            ----------------------------------------------
TOTAL PARENT OBLIGATED
                            ==============================================

SUBSIDIARIES:
SSBH Capital I               $       412   Jan. 28, 2038    Jan. 28, 2003
Citicorp Capital I                   309   Feb. 15, 2027    Feb. 15, 2007
Citicorp Capital II                  464   Feb. 15, 2027    Feb. 15, 2007
Citicorp Capital III                 232   Aug. 15, 2028    Aug. 15, 2003
                            ----------------------------------------------
TOTAL SUBSIDIARY
  OBLIGATED
                            ==============================================

(1) Mandatorily Redeemable Securities of Subsidiary Trusts at December 31, 2002 are recorded on the balance sheet at fair value. Carrying value includes adjustments of $207 million and $120 million related to hedges on certain parent obligated and subsidiary obligated trust securities, respectively.

     In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital II and III and Citicorp Capital I and II, on which distributions are payable semiannually.

20.  PREFERRED STOCK AND STOCKHOLDERS' EQUITY

PERPETUAL PREFERRED STOCK

The following table sets forth the Company's perpetual preferred stock outstanding at December 31:

                                                                                                     CARRYING  VALUE
                                                                                                (IN MILLIONS OF DOLLARS)
                                   REDEEMABLE, IN WHOLE      REDEMPTION PRICE                    ------------------------
                       RATE      OR IN PART ON OR AFTER(1)    PER SHARE(2)     NUMBER OF SHARES    2002         2001
------------------------------------------------------------------------------------------------------------------------
Series F(3)(4)       6.365%             June 16, 2007         $      250         1,600,000       $      400   $      400
Series G(3)(4)       6.213%             July 11, 2007         $      250           800,000              200          200
Series H(3)         6.231%           September 8, 2007        $      250           800,000              200          200
Series M(3)         5.864%            October 8, 2007         $      250           800,000              200          200
Series Q(4)(5)     Adjustable           May 31, 1999          $      250           700,000              175          175
Series R(4)        Adjustable          August 31, 1999        $      250           400,000              100          100
Series U(4)          7.750%             May 15, 2000          $      250           500,000                -          125
Series V(4)      Fixed/Adjustable     February 15, 2006       $      500           250,000              125          125
                                                                                                 -----------------------
                                                                                                 $    1,400   $    1,525
                                                                                                 =======================

(1) Under various circumstances, the Company may redeem certain series of preferred stock at times other than described above.
(2)  Liquidation preference per share equals redemption price per share.
(3) Issued as depositary shares, each representing a one-fifth interest in a share of the corresponding series of preferred stock.
(4) Shares previously held by affiliates in 2001 have been subsequently traded on the open market to third parties during the third quarter of 2001.
(5) Issued as depositary shares, each representing a one-tenth interest in a share of the corresponding series of preferred stock.

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

     The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2002 and 2001, all of Citigroup's U.S. insured subsidiary depository institutions were "well capitalized." At December 31, 2002, regulatory capital as set forth in guidelines issued by the U.S. Federal bank regulators is as follows:

                                     WELL-
IN MILLIONS         REQUIRED      CAPITALIZED                                   CITIBANK,
OF DOLLARS          MINIMUM         MINIMUM      CITIGROUP       CITICORP         N.A.
------------------------------------------------------------------------------------------
Tier 1                                          $     59,012   $     45,282   $     33,420
capital
Total
capital(1)                                            78,317         68,699         50,024
Tier 1
  capital ratio            4.0%           6.0%          8.47%          8.11%          8.40%
Total capital
  ratio(1)                 8.0%          10.0%         11.25%         12.31%         12.58%
Leverage
  ratio(2)                 3.0%           5.0%          5.49%          6.82%          7.00%
                  ========================================================================

(1)  Total capital includes Tier 1 and Tier 2.
(2)  Tier 1 capital divided by adjusted average assets.

     There are various legal limitations on the extent to which Citigroup's banking subsidiaries may pay dividends to their parents. Citigroup's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2003, without regulatory approval, of approximately $6.4 billion adjusted by the effect of their net income (loss) for 2003 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the Federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that its bank subsidiaries can distribute dividends to Citigroup of approximately $5.4 billion of the available $6.4 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

     TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $966 million of statutory surplus is available by the end of the year 2002 for such dividends without the prior approval of the Connecticut Insurance Department.

     Certain of the Company's U.S. and non-U.S. broker/dealer subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The principal regulated subsidiaries, their net capital requirement or equivalent and excess over the minimum requirement as of December 31, 2002 are as follows:

                                                                                                             EXCESS OVER
                                                                                             NET CAPITAL        MINIMUM
SUBSIDIARY                         JURISDICTION                                             OR EQUIVALENT     REQUIREMENT
-------------------------------------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS
Salomon Smith Barney Inc.          U.S. Securities and Exchange Commission Uniform Net
                                     Capital Rule (Rule 15c3-1)                               $   3,832       $     3,444
Salomon Brothers International
  Limited                          United Kingdom's Securities and Futures Authority              3,154               587
                                                                                              ===========================

21.  CHANGES IN EQUITY FROM NONOWNER SOURCES

Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-year period ended December 31, 2002 are as follows:

                                                                    NET UNREALIZED                                 ACCUMULATED
                                                                       GAINS ON    FOREIGN CURRENCY                OTHER CHANGES
                                                                      INVESTMENT      TRANSLATION    CASH FLOW    IN EQUITY FROM
IN MILLIONS OF DOLLARS                                                SECURITIES      ADJUSTMENT       HEDGES    NONOWNER SOURCES
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000                                             $      1,647    $       (492)     $       -   $      1,155
Unrealized losses on investment securities, after-tax of ($23)(1)            (150)              -              -           (150)
Less: Reclassification adjustment for gains included in
  net income, after-tax of ($282)(1)                                         (524)              -              -           (524)
Foreign currency translation adjustment, after-tax of ($108)                    -            (358)             -           (358)
                                                                     ----------------------------------------------------------
CHANGE                                                                       (674)           (358)             -         (1,032)
                                                                     ----------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                                    973            (850)             -            123
Cumulative effect of accounting changes, after-tax of $70(2)                  101              20             (3)           118
Unrealized gains on investment securities, after-tax of $71(3)                154               -              -            154
Less: Reclassification adjustment for gains
  included in net income, after-tax of ($202)(3)                             (376)              -              -           (376)
Foreign currency translation adjustment, after-tax of ($263)(4)                 -          (1,034)             -         (1,034)

Cash flow hedges, after-tax of $106                                             -               -            171            171
                                                                     ----------------------------------------------------------
CHANGE                                                                       (121)         (1,014)           168           (967)
                                                                     ----------------------------------------------------------
BALANCE, DECEMBER 31, 2001                                                    852          (1,864)           168           (844)
Unrealized gains on investment securities, after-tax of $376(5)               792               -              -            792
Add: Reclassification adjustment for losses included in net
income, after-tax of $172(5)                                                  313               -              -            313
Foreign currency translation adjustment, after-tax of ($1,071)(6)               -          (1,528)             -         (1,528)
Cash flow hedges, after-tax of $575                                             -               -          1,074          1,074
                                                                     ----------------------------------------------------------
CURRENT PERIOD CHANGE                                                       1,105          (1,528)         1,074            651
                                                                     ----------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                           $      1,957    $     (3,392)  $      1,242   $       (193)
                                                                     ==========================================================

(1) Primarily reflects the impact of declining equity markets and realized gains resulting from the sale of securities offset by the impact of declining interest rates on fixed income securities.
(2) Refers to the 2001 first quarter adoption of SFAS 133 and the 2001 second quarter adoption of EITF 99-20.
(3) Primarily reflects an increase in the investment portfolio due to the acquisition of Banamex offset by realized gains resulting from the sale of securities.
(4) Primarily reflects the after-tax impact of the amortization of forward points on foreign currency contracts as a result of the adoption of SFAS 133, weakening of currencies in Latin America, CEEMEA and Europe against the U.S. dollar, partially offset by the strengthening of the yen against the U.S. dollar.
(5) Primarily reflects the impact of a declining interest rate yield curve on fixed income securities and realized losses resulting from the sale of securities offset by the distribution of TPC.
(6) Primarily reflects the $595 million after-tax impact of translating Argentina's net assets into the U.S. dollar equivalent and the decline in the Mexican peso against the U.S. dollar. As a result of government actions in Argentina, which began in the fourth quarter of 2001 and continues, the functional currency of the Argentine branch and subsidiaries was changed in the 2002 first quarter from the U.S. dollar to the Argentine peso.

22.  EARNINGS PER SHARE

     The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended
December 31:

IN MILLIONS OF DOLLARS, EXCEPT PER
SHARE AMOUNTS                                 2002           2001           2000
------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES                   $     13,448   $     13,229   $     12,231
Discontinued operations                          1,875          1,055          1,288
Cumulative effect of accounting changes            (47)          (158)             -
Preferred dividends                                (83)          (110)          (116)
                                          ------------------------------------------
INCOME AVAILABLE TO COMMON
  STOCKHOLDERS FOR BASIC EPS                    15,193         14,016         13,403
Effect of dilutive securities                        -              -              -
                                          ------------------------------------------
INCOME AVAILABLE TO COMMON
  STOCKHOLDERS FOR DILUTED EPS            $     15,193   $     14,016   $     13,403
                                          ==========================================
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING APPLICABLE TO BASIC EPS          5,078.0        5,031.7        4,977.0
                                          ------------------------------------------
Effect of dilutive securities:
Options                                           47.4           81.6          110.9
Restricted stock                                  39.7           32.6           33.2
Convertible securities                             1.1            1.1            1.1
                                          ------------------------------------------
ADJUSTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING APPLICABLE TO
  DILUTED EPS                                  5,166.2        5,147.0        5,122.2
                                          ==========================================
BASIC EARNINGS PER SHARE
Income from continuing operations
  before cumulative effect
  of accounting changes                   $       2.63   $       2.61   $       2.43
Discontinued operations                           0.37           0.21           0.26
Cumulative effect of accounting changes          (0.01)         (0.03)             -
                                          ------------------------------------------
NET INCOME                                $       2.99   $       2.79   $       2.69
                                          ==========================================
DILUTED EARNINGS PER SHARE
Income from continuing operations
  before cumulative effect
  of accounting changes                   $       2.59   $       2.55   $       2.37
Discontinued operations                           0.36           0.20           0.25
Cumulative effect of accounting changes          (0.01)         (0.03)             -
                                          ------------------------------------------
NET INCOME                                $       2.94   $       2.72   $       2.62
                                          ==========================================

     During 2002, 2001 and 2000, weighted average options of 223.6 million shares, 100.1 million shares and 28.1 million shares with weighted average exercise prices of $44.79 per share, $52.76 per share, and $58.32 per share, respectively, were excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the Company's common stock.

23.  INCENTIVE PLANS

     The Company has adopted a number of equity compensation plans under which it administers stock options, restricted/deferred stock and stock purchase programs to attract, retain and motivate officers and employees, to compensate them for their contributions to the growth and profits of the Company, and to encourage employee stock ownership. All of the plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is comprised entirely of independent non-employee directors. At December 31, 2002, approximately 467 million shares were authorized for grant under Citigroup's stock incentive plans.

STOCK OPTION PROGRAMS

     The Company has a number of stock option programs for its officers and employees. Options are granted at the fair market value of Citigroup common stock at the time of grant for a period of ten years. Generally, Citigroup options, including options granted under Travelers predecessor plans and options granted since the date of the merger, vest at a rate of 20% per year, with the first vesting date generally occurring twelve to eighteen months following the grant date. Generally, 50% of the options granted under Citicorp predecessor plans prior to the merger were exercisable beginning on the third anniversary and 50% beginning on the fourth anniversary of the date of grant. Options granted under Associates predecessor plans vested in 2001 at the time of the merger with Citigroup. Certain options granted prior to January 1, 2003 permit an employee exercising an option under certain conditions to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months.

     To further encourage employee stock ownership, the Company's eligible employees participate in WealthBuilder, Citibuilder, or the Citigroup Ownership stock option programs. Options granted under the WealthBuilder and the Citigroup Ownership program vest over a five-year period, whereas options granted under the CitiBuilder program vest after five years. These options do not have a reload feature.

     At the time of the TPC distribution, the number of options and exercise prices for Citigroup employees were proportionately adjusted, as permitted under generally accepted accounting principles, to restore the option holders' positions for the decline in the Company's stock price that resulted from the distribution. Citigroup options held by option holders who became TPC employees were exchanged for TPC options with terms and amounts that maintained the option holders' positions. Accordingly, all option amounts in the following tables have been appropriately adjusted.

Information with respect to stock option activity under Citigroup stock option plans for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                       2002                         2001                             2000
--------------------------------------------------------------  ------------------------------  ------------------------------
                                                      WEIGHTED                    Weighted                          Weighted
                                                      AVERAGE                     Average                           Average
                                                      EXERCISE                    Exercise                          Exercise
                                      OPTIONS          PRICE         Options       Price            Options           Price
------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING, BEGINNING OF YEAR       390,732,697   $    33.74       399,444,963   $    28.49       404,306,986   $       22.09
Granted-original                      79,876,755        40.35        61,508,311        49.22        92,517,493           40.64
Granted-reload                        10,248,798        40.94        14,641,679        46.62        61,798,369           46.17
Forfeited or exchanged(1)            (49,735,340)       35.70       (21,763,582)       31.47       (21,924,885)          25.41
Expired                              (10,021,156)       48.51        (1,336,850)       44.45          (239,641)          13.52
Exercised                            (40,827,143)       20.99       (61,761,824)       21.56      (137,013,359)          24.38
                                    ------------------------------------------------------------------------------------------
OUTSTANDING, END OF YEAR             380,274,611   $    36.09       390,732,697   $    33.74       399,444,963   $       28.49
                                    ==========================================================================================
EXERCISABLE AT YEAR-END              192,109,773                    176,128,643                    126,874,353
                                    ==========================================================================================

(1)  Includes 29.4 million options in 2002 that were exchanged for TPC options.

The following table summarizes the information about stock options outstanding under Citigroup stock option plans at December 31, 2002:

                                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                  --------------------------------------------         -----------------------------
                                                     WEIGHTED
                                                     AVERAGE         WEIGHTED                             WEIGHTED
                                                   CONTRACTUAL       AVERAGE                               AVERAGE
                                      NUMBER           LIFE          EXERCISE               NUMBER        EXERCISE
RANGE OF EXERCISE PRICES            OUTSTANDING     REMAINING         PRICE              EXERCISABLE        PRICE
--------------------------------------------------------------------------------------------------------------------
$ 0.04 - $ 9.99                       11,885,945    1.6 years       $  6.87               11,862,472      $  6.87
$10.00 - $19.99                       15,708,994    3.8 years         15.53               14,604,797        15.41
$20.00 - $29.99                       95,825,403    5.2 years         22.81               73,243,760        22.62
$30.00 - $39.99                       35,920,702    7.0 years         34.98               10,799,330        34.01
$40.00 - $49.99                      207,865,207    7.5 years         44.62               68,920,733        45.44
$50.00 - $56.83                       13,068,360    4.1 years         52.33               12,678,681        52.34
                                  ----------------------------------------------------------------------------------
                                     380,274,611    6.4 YEARS       $ 36.09              192,109,773      $ 31.89
                                  ==================================================================================

STOCK AWARD PROGRAMS

     The Company, primarily through its Capital Accumulation Program (CAP), issues shares of Citigroup common stock in the form of restricted or deferred stock to participating officers and employees. The restricted or deferred stock generally vests after a two- or three-year vesting period, during which time the stock cannot be sold or transferred by the participant, and is subject to total or partial cancellation if the participant's employment is terminated. Certain CAP participants may elect to receive part of their awards in CAP stock and part in stock options. The figures in the two previous tables include options granted under CAP. Unearned compensation expense associated with the stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

     At the time of the TPC distribution, Citigroup employees who held restricted stock received shares of TPC in accordance with the same distribution ratios as ordinary shareholders. The number of deferred shares were increased at the time of the distribution to maintain the grantees' overall positions. Restricted and deferred shares held by individuals who became TPC employees were exchanged for restricted and deferred shares of TPC of equal value. Information with respect to stock awards is as follows:

                                   2002           2001           2000
-------------------------------------------------------------------------
Shares awarded                   37,730,860     31,089,579     32,010,413
Weighted average fair market
   value per share                    38.55          44.62          40.59
 After-tax compensation cost
   charged to earnings
   (IN MILLIONS OF DOLLARS)    $        766   $        574   $        417
                               ==========================================

CITIGROUP 401(k)

     Under the Citigroup 401(k) plan, eligible employees receive awards up to 3% of their total compensation deferred into the Citigroup common stock fund. The after-tax expense associated with this plan amounted to $35 million in 2002, $32 million in 2001, and $29 million in 2000.

STOCK PURCHASE PROGRAM

     Stock Purchase Program offerings, which are administered under the Citigroup 2000 Stock Purchase Plan and the Citicorp 1997 Stock Incentive Plan, allow eligible employees of Citigroup to enter into fixed subscription agreements to purchase shares in the future at the market value on the date of the agreements. Subject to certain limits, enrolled employees are permitted to make one purchase prior to the expiration date. The purchase price of the shares is paid with accumulated payroll deductions plus interest. Shares of Citigroup's common stock delivered under the Stock Purchase Program may be sourced from authorized and unissued or treasury shares. The original offering under the Citigroup Stock Purchase Program was in August 2000. In 2001, three additional offerings were made to new employees in March, July, and November 2001. In February 2002, an additional offering was made to new employees.

     At the time of the TPC distribution, the number of shares to be purchased and purchase prices were proportionately adjusted, as permitted under generally accepted accounting principles, to restore the participants' positions for the decline in the Company's stock price that resulted from the distribution. Accordingly, all share amounts in the following table have been appropriately adjusted.

     Following is the share activity under the Stock Purchase Program. The fixed price for the offering in August 2000 was $49.36 per share.

The fixed prices for the offerings made in March, July, and November 2001 were $41.95, $46.83 and $42.45, respectively. The fixed price for the offering made in February 2002 was $42.20. All offerings expired in September 2002.

                                    2002           2001           2000
--------------------------------------------------------------------------
OUTSTANDING SUBSCRIBED
  SHARES AT BEGINNING OF YEAR     22,796,355     25,820,335              -
 Subscriptions entered into          363,970      3,196,822     26,395,449
 Shares purchased                    (19,794)       (81,874)        (1,766)
 Canceled or terminated          (23,140,531)    (6,138,928)      (573,348)
                                ------------------------------------------
OUTSTANDING SUBSCRIBED
  SHARES AT END OF YEAR                    -     22,796,355     25,820,335
                                ==========================================

PRO FORMA IMPACT OF SFAS 123

     Prior to January 1, 2003, Citigroup applied APB 25 in accounting for its stock-based compensation plans. Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, SFAS 123 allows companies to recognize compensation expense over the related service period based on the grant-date fair value of the stock award. Refer to Note 1 for a further description of these accounting standards and a presentation of the effect on net income and earnings per share had the Company applied SFAS 123 in accounting for the Company's stock option plans. The pro forma adjustments in that table relate to stock options granted from 1995 through 2002, for which a fair value on the date of grant was determined using a Black-Scholes option pricing model. In accordance with SFAS 123, no effect has been given to options granted prior to 1995. The fair values of stock-based awards are based on assumptions that were determined at the grant date.

     SFAS 123 requires that reload options be treated as separate grants from the related original grants. Under the Company's reload program, upon exercise of an option, employees use previously owned shares to pay the exercise price and surrender shares otherwise to be received for related tax withholding, and receive a reload option covering the same number of shares used for such purposes. Reload options vest at the end of a six-month period. Reload options are intended to encourage employees to exercise options at an earlier date and to retain the shares so acquired, in furtherance of the Company's long-standing policy of encouraging increased employee stock ownership. The result of this program is that employees generally will exercise options as soon as they are able and, therefore, these options have shorter expected lives. Shorter option lives result in lower valuations using a Black-Scholes option model. However, such values are expensed more quickly due to the shorter vesting period of reload options. In addition, since reload options are treated as separate grants, the existence of the reload feature results in a greater number of options being valued.

     Shares received through option exercises under the reload program, as well as certain other options granted, are subject to restrictions on sale. Discounts have been applied to the fair value of options granted to reflect these sale restrictions.

     Additional valuation and related assumption information for Citigroup option plans is presented below:

FOR OPTIONS GRANTED DURING                  2002         2001         2000
-----------------------------------------------------------------------------
WEIGHTED AVERAGE FAIR VALUE
   Option                                $     9.47   $    10.90   $     9.27
WEIGHTED AVERAGE EXPECTED LIFE
   Original grants                        3.5 YEARS      3 years      3 years
   Reload grants                            2 YEARS       1 year       1 year
VALUATION ASSUMPTIONS
   Expected volatility                        37.19%       38.76%       41.35%
   Risk-free interest rate                     3.86%        4.63%        6.17%
   Expected annual dividends per share   $     0.92   $     0.92   $     0.76
   Expected annual forfeitures                    7%           5%           5%
                                      =======================================

24.  RETIREMENT BENEFITS

     The Company has several non-contributory defined benefit pension plans covering substantially all U.S. employees and has various defined benefit pension termination indemnity plans covering employees outside the United States. The U.S. defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. The following tables summarize the components of net benefit expense recognized in the Consolidated Statement of Income and the funded status and amounts recognized in the Consolidated Statement of Financial Position for the Company's U.S. qualified plans and significant plans outside the United States.

NET BENEFIT EXPENSE

                                                       PENSION PLANS                          POSTRETIREMENT BENEFIT PLANS (1)
                                      ----------------------------------------------------------------------------------------
                                             U.S. PLANS             PLANS OUTSIDE U.S.                  U.S. PLANS
                                      ----------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS                  2002     2001     2000     2002     2001     2000           2002     2001     2000
------------------------------------------------------------------------------------------------------------------------------
Benefits earned during the year       $  261   $  219   $  217   $  116   $  116   $   95         $    5   $    6   $   12
Interest cost on benefit obligation      528      505      488      185      190      102             73       73       73
Expected return on plan assets          (783)    (795)    (757)    (188)    (185)    (106)           (21)     (20)     (18)
Amortization of unrecognized:
  Net transition (asset) obligation        -        -        -        5        9        5              -        -        -
  Prior service cost                     (29)     (21)     (13)       -        -        -             (4)      (2)      (5)
  Net actuarial loss (gain)                -       (1)     (32)      15        5       (1)            (1)      (3)      (9)
  Curtailment (gain) loss                  -       (9)       -        -        6        -              -      (39)     (29)
                                      ----------------------------------------------------------------------------------------
NET (BENEFIT) EXPENSE                 $  (23)  $ (102)  $  (97)  $  133   $  141   $   95         $   52   $   15   $   24
                                      ========================================================================================

(1) For plans outside the U.S., net postretirement benefit expense was $53 million in 2002, $42 million in 2001 and $13 million in 2000.

PREPAID BENEFIT COST (BENEFIT LIABILITY)

                                                                    PENSION PLANS                 POSTRETIREMENT BENEFIT PLANS(3)
                                                 ---------------------------------------------------------------------------------
                                                        U.S. PLANS         PLANS OUTSIDE U.S.(1)             U.S. PLANS(2)
                                                 ---------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS AT YEAR-END                  2002         2001         2002         2001            2002            2001
----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year          $    7,276   $    6,818   $    2,565   $    1,794      $    1,018      $    1,015
Benefits earned during the year                         261          219          116          116               5               6
Interest cost on benefit obligation                     528          505          185          188              73              73
Plan amendments                                         (14)        (148)          20            -             (28)              -
Actuarial (gain) loss                                   399          222          (64)         104             124              28
Benefits paid                                          (377)        (348)        (144)        (128)            (86)            (82)
Acquisitions                                            115           26           19          559              12               -
Divestitures                                           (429)           -            -            -             (10)              -
Expenses                                                (17)         (16)           -            -               -               -
Curtailment                                               -           (2)           -            1               -             (22)
Settlements                                               -            -          (16)           1               -               -
Foreign exchange impact                                   -            -           91          (70)              -               -
                                                 ---------------------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR                $    7,742   $    7,276   $    2,772   $    2,565      $    1,108      $    1,018
                                                 =================================================================================
CHANGE IN PLAN ASSETS
Plan assets at fair value at beginning of year   $    8,224   $    8,446   $    2,099   $    1,421      $      212      $      218
Actual return on plan assets                           (496)        (238)        (152)         333             (20)             (6)
Company contributions                                   541          349          695          139              86              82
Employee contributions                                    -            -           13            8               -               -
Acquisitions                                            105           31           10          388               -               -
Divestitures                                           (429)           -            -            -               -               -
Settlements                                               -            -          (15)          (5)              -               -
Benefits paid                                          (377)        (348)        (144)        (128)            (86)            (82)
Expenses                                                (17)         (16)           -            -               -               -
Foreign exchange impact                                   -            -           37          (57)              -               -
                                                 ---------------------------------------------------------------------------------
PLAN ASSETS AT FAIR VALUE AT END OF YEAR         $    7,551   $    8,224   $    2,543   $    2,099      $      192      $      212
                                                 =================================================================================
RECONCILIATION OF PREPAID (ACCRUED)
  BENEFIT COST AND TOTAL AMOUNT RECOGNIZED
Funded status of the plan                        $     (191)  $      948   $     (229)  $     (466)     $     (916)     $     (806)
Unrecognized:
  Net transition obligation (asset)                       -            -           23           24               -               -
  Prior service cost                                   (184)        (242)         612           10             (33)             (8)
  Net actuarial (gain) loss                           2,173          594            6          289             137             (30)
                                                 ---------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED                            $    1,798   $    1,300   $      412   $     (143)     $     (812)     $     (844)
                                                 =================================================================================
AMOUNTS RECOGNIZED IN THE
  STATEMENT OF FINANCIAL POSITION CONSIST OF
Prepaid benefit cost                             $    1,798   $    1,300   $      508   $      174      $        -      $        -
Accrued benefit liability                                 -            -         (120)        (401)           (812)           (844)
Intangible asset                                          -            -           24           84               -               -
                                                 ---------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED                            $    1,798   $    1,300   $      412   $     (143)     $     (812)     $     (844)
                                                 =================================================================================

(1) For plans outside the U.S., the aggregate benefit obligation was $1.627 billion and $2.378 billion, and the fair value of plan assets was $1.355 billion and $1.877 billion at December 31, 2002 and 2001, respectively, for plans whose benefit obligation exceeds plan assets. The aggregate accumulated benefit obligation was $213 million and $670 million, and the fair value of plan assets was $119 million and $324 million at December 31, 2002 and 2001, respectively, for plans whose accumulated benefit obligation exceeds plan assets.
(2) For plans outside the U.S., the accumulated postretirement benefit obligation was $465 million and $524 million and the postretirement liability was $465 million and $519 million at December 31, 2002 and 2001, respectively.

The U.S. plans exclude nonqualified pension plans, for which the net (benefit) expense was $47 million, $63 million and $68 million for the years ended December 31, 2002, 2001 and 2000, respectively, and the projected benefit obligation was $581 million and $547 million, and the aggregate accumulated benefit obligation was $539 million and $512 million at December 31, 2002 and 2001, respectively.

The expected long-term rates of return on assets used in determining the Company's pension and postretirement expense are shown below:

                                     2002           2001             2000
-----------------------------------------------------------------------------
RATE OF RETURN ON ASSETS
U.S. plans                               8.0%            9.5%    9.0% to 9.5%
Plans outside the U.S.(1)       3.0% TO 12.0%   3.0% to 12.0%   2.5% to 12.0%
                                =============================================

(1)  Excluding highly inflationary countries.

The principal assumptions used in determining pension and postretirement benefit obligations for the Company's plans are shown in the following table:

At year-end                                2002              2000
---------------------------------------------------------------------
DISCOUNT RATE
  U.S. plans                                  6.75%             7.25%
  Plans outside the U.S.(1)          2.25% TO 12.0%     2.5% to 12.0%
FUTURE COMPENSATION INCREASE RATE
  U.S. plans                           3.0% TO 4.0%      4.0% to 6.0%
  Plans outside the U.S.(1)           1.5% TO 10.0%     2.5% to 12.0%
HEALTH CARE COST INCREASE RATE --
    U.S. PLANS
  Following year                       7.0% TO 9.0%      7.0% to 8.0%
  Decreasing to the year 2007          5.0% TO 6.0%      5.0% to 5.5%
                                     ================================

(1)  Excluding highly inflationary countries.

     As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% in each year would have increased the accumulated postretirement benefit obligation as of December 31, 2002 by $40 million and the aggregate of the benefits earned and interest components of 2002 net postretirement benefit expense by $5 million. Decreasing the assumed health care cost trend rate by 1% in each year would have decreased the accumulated postretirement benefit obligation as of December 31, 2002 by $37 million and the aggregate of the benefits earned and interest components of 2002 net postretirement benefit expense by $4 million.

25.  DERIVATIVES AND OTHER ACTIVITIES

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

     A derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness present in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes the changes in the value of the hedged item which are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value which, if excluded, are recognized in current earnings.

     The following table summarizes certain information related to the Company's hedging activities for the years ended December 31, 2002 and 2001:

IN MILLIONS OF DOLLARS                       2002       2001
--------------------------------------------------------------
FAIR VALUE HEDGES
   Hedge ineffectiveness recognized
      in earnings                          $    446   $    168
   Net gain (loss) excluded from
      assessment of effectiveness              (252)        85
CASH FLOW HEDGES
   Hedge ineffectiveness recognized
      in earnings                               (55)        20
   Amount excluded from assessment
     of effectiveness                             1          -
NET INVESTMENT HEDGES
   Net gain (loss) included in foreign
     currency translation adjustment
     within accumulated other changes
     in equity from nonowner sources         (1,435)       432
                                          --------------------

     For cash flow hedges, any changes in the fair value of the end-user derivative remain in "Accumulated other changes in stockholders' equity from nonowner sources" and are generally included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. The net gains associated with cash flow hedges expected to be reclassified from accumulated other changes in equity from nonowner sources within twelve months of December 31, 2002 are $598 million.

     The accumulated other changes in equity from nonowner sources from cash flow hedges for 2002 and 2001 can be summarized as follows (after-tax):

IN MILLIONS OF DOLLARS                    2002       2001
-----------------------------------------------------------
Beginning balance(1)                    $    168   $     (3)
Net gains from cash flow hedges            1,591        315
Net amounts reclassified to earnings        (517)      (144)
                                        -------------------
Ending balance                          $  1,242   $    168
                                        -------------------

(1) 2001 amount results from the cumulative effect of accounting change for cash flow hedges.

     The Company enters into various types of derivative transactions in the course of its trading and non-trading activities. Futures and forward contracts are commitments to buy or sell at a future date a financial instrument, commodity or currency at a contracted price and may be settled in cash or through delivery. Swap contracts are commitments to settle in cash at a future date or dates which may range from a few days to a number of years, based on differentials between specified financial indices, as applied to a notional principal amount. Option contracts give the purchaser, for a fee, the right, but not the obligation, to buy or sell within a limited time, a financial instrument or currency at a contracted price that may also be settled in cash, based on differentials between specified indices.

     Citigroup also sells various financial instruments that have not been purchased (short sales). In order to sell securities short, the securities are borrowed or received as collateral in conjunction with short-term financing agreements and, at a later date, must be delivered (i.e., replaced) with like or substantially the same financial instruments or commodities to the parties from which they were originally borrowed.

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

26.  CONCENTRATIONS OF CREDIT RISK

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

In connection with the Company's efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2002, Citigroup's most significant concentration of credit risk was with the U.S. Government and its agencies. The Company's exposure, which primarily results from trading assets and investment securities positions in instruments issued by the U.S. Government and its agencies, amounted to $40.7 billion and $26.4 billion at December 31, 2002 and 2001, respectively. After the U.S. Government, the next largest exposure the Company has is to the Mexican Government and its agencies, which are rated investment grade by both Moody's and S&P. The Company's exposure amounted to $25.0 billion and $23.5 billion at December 31, 2002 and 2001, respectively, and is comprised of investment securities, loans and trading assets.

27.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                  2002                  2001
                                          ------------------------------------------
                                                     ESTIMATED             Estimated
                                           CARRYING    FAIR      Carrying    Fair
IN BILLIONS OF DOLLARS AT YEAR-END          VALUE      VALUE       Value     Value
------------------------------------------------------------------------------------
ASSETS
Investments                                $  169.5   $  169.5   $  161.4   $  161.4
Federal funds sold and
  securities borrowed
  or purchased under
  agreements to resell                        139.9      139.9      134.8      134.8
Trading account assets                        155.2      155.2      144.9      144.9
Loans(1)                                      417.7      436.9      358.6      374.1
Other financial assets(2)                     126.0      126.3      156.6      156.3
                                          ------------------------------------------
LIABILITIES
Deposits                                      430.9      431.0      374.5      374.2
Federal funds purchased
  and securities loaned or
  sold under agreements
  to repurchase                               162.6      162.6      153.5      153.5
Trading account liabilities                    91.4       91.4       80.5       80.5
Contractholder funds
  with defined maturities                      12.5       13.3        9.5       10.0
  without defined maturities                   11.1       10.7       10.6       10.3
Long-term debt                                126.9      131.3      121.6      124.2
Other financial liabilities(3)                119.9      119.9      132.5      132.5
                                          ==========================================

(1) The carrying value of loans is net of the allowance for credit losses and also excludes $18.6 billion and $22.7 billion of lease finance receivables in 2002 and 2001, respectively.
(2) Includes cash and due from banks, deposits at interest with banks, brokerage receivables, reinsurance recoverables and separate and variable accounts for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in other assets on the Consolidated Statement of Financial Position.
(3) Includes brokerage payables, separate and variable accounts, investment banking and brokerage borrowings, short-term borrowings, for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in other liabilities on the Consolidated Statement of Financial Position.

     Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new items are entered into.

     The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citigroup's loans, in the aggregate, exceeded carrying values (reduced by the allowance for credit losses) by $19.2 billion at year-end 2002 and $15.5 billion in 2001. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $14.4 billion, an increase of $3.5 billion from year-end 2001, and for corporate loans net of the allowance by $4.8 billion, which was an increase of $0.2 billion from year-end 2001. The increase in estimated fair values in excess of carrying values of consumer loans and corporate loans is primarily due to the lower interest rate environment in 2002.

28.  PLEDGED ASSETS, COLLATERAL, GUARANTEES AND COMMITMENTS

PLEDGED ASSETS

     At December 31, 2002 and 2001 the approximate market values of securities sold under agreements to repurchase and other assets pledged, excluding the impact of FIN 39 and FIN 41, were as follows:

IN MILLIONS OF DOLLARS                         2002       2001
------------------------------------------------------------------
For securities sold under agreements to
  repurchase                              $  231,175   $  183,814
As collateral for securities borrowed
  of approximately equivalent value           51,140       44,340
As collateral on bank loans                       33          154
To clearing organizations or segregated
  Under securities laws and regulations       22,463       12,834
For securities loaned                         14,330       17,562
Other                                         56,250       43,054
                                          -----------------------
                                          $  375,391   $  301,758
                                          =======================

     In addition, included in cash and due from banks at December 31, 2002 and 2001 is $2.4 billion and $5.3 billion, respectively, of cash segregated under Federal and other brokerage regulations or deposited with clearing organizations.

     At December 31, 2002, $733 million of consumer loans were pledged as collateral in a financing transaction.

     At December 31, 2002, the Company had $962 million of outstanding letters of credit from banks to satisfy various collateral and margin requirements.

COLLATERAL

     At December 31, 2002 and 2001, the approximate market value of collateral received by the Company that may be sold or repledged by the Company, excluding amounts netted in accordance with FIN 39 and FIN 41, was $276.2 billion and $245.0 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions, and margined broker loans.

     At December 31, 2002 and 2001, a substantial portion of the collateral received by the Company had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities borrowings and loans, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions, and bank loans.

     In addition, at December 31, 2002 and 2001, the Company had pledged $81.5 billion and $47.5 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

LEASE COMMITMENTS

     Rental expense (principally for offices and computer equipment) was $1.5 billion, $1.7 billion and $1.5 billion for the years ended December 31, 2002, 2001 and 2000, respectively.

     Future minimum annual rentals under noncancelable leases, net of sublease income, are as follows:

IN MILLIONS OF DOLLARS AT YEAR-END

2003                     $   961
2004                         819
2005                         818
2006                         605
2007                         512
Thereafter                 2,748
                         -------
                         $ 6,463
                         =======

     The Company and certain of Salomon Smith Barney's subsidiaries together have an option to purchase the buildings presently leased for Salomon Smith Barney's executive offices and New York City operations at the expiration of the lease term.

LOAN COMMITMENTS

IN MILLIONS OF DOLLARS AT YEAR-END                      2002         2001
----------------------------------------------------------------------------
One-to four-family residential mortgages             $    3,990   $    5,470
Revolving open-end loans secured by one-to
  four-family residential properties                     10,297        7,107
Commercial real estate, construction
  and land development                                    1,781        1,882
Credit card lines                                       407,822      387,396
Commercial and other consumer loan commitments(1)       214,166      210,909
                                                     -----------------------
                                                     $  638,056   $  612,764
                                                     =======================

(1) Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities.

     The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include unfunded commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods which totaled $5.0 billion and $5.7 billion at December 31, 2002 and 2001, respectively.

OBLIGATIONS UNDER GUARANTEES

     The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The table below summarizes at December 31, 2002 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses. Additional information about certain of these guarantees is presented in other sections of this footnote.

                                                                           Maximum
                                                                          potential
                              Expire         Expire         Total         amount of
IN BILLIONS OF DOLLARS        within          after         amount         future
AT DECEMBER 31, 2002         one year       one year     outstanding      payments
------------------------------------------------------------------------------------
Financial standby
  letters of credit        $       17.2   $       15.0   $       32.2   $       32.2

Market value
  guarantees                        0.3            0.5            0.8            0.8

Derivative instruments             17.4           59.3           76.7           76.7

Guarantees of
  collection of
  contractual cash flows              -            0.2            0.2            0.2

Performance
  guarantees                        4.9            2.4            7.3            7.3

Securities lending
  indemnifications                 38.0              -           38.0           38.0

Other
  indemnifications                    -           11.1           11.1           11.1

Contingent
 consideration in
 business combinations              0.4              -            0.4            0.4

Loans sold with
  recourse                          4.0            3.6            7.6            7.6

Residual value
  guarantees                          -            0.1            0.1            0.1
Other                                 -            0.5            0.5            0.5
                           ---------------------------------------------------------
TOTAL                      $       82.2   $       92.7   $      174.9   $      174.9
                           =========================================================

     Financial standby letters of credit include guarantees of payment of insurance premiums and reinsurance risks that support industrial revenue bond underwriting and settlement of payment obligations in clearing houses, and that support options and purchases of securities or in lieu of escrow deposit accounts. Financial standbys also backstop loans, credit facilities, promissory notes and trade acceptances. Market value guarantees are issued to guarantee return of principal invested to fund investors. Guarantees of collection of contractual cash flows protect investors in credit card receivables securitization trusts from loss of interest relating to insufficient collections on the underlying receivables in the trusts. Performance guarantees and letters of credit are issued to guarantee a customer's tender bid on a construction or systems installation project or to guarantee completion of such projects in accordance with contract terms. They are also issued to support a customer's obligation to supply specified products, commodities, or maintenance or warranty services to a third party. Securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event that the security borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. Other indemnifications are issued to guarantee that custody clients will be made whole in the event that a third party subcustodian fails to safeguard clients' assets. Derivative instruments include credit default swaps, total return swaps, written foreign exchange options, written put options, and written equity warrants. Residual value guarantees provide that the guarantor will pay the difference between the fair value of the guaranteed property or equipment and the value specified in the contract to the guarantor at the termination or renewal date of an operating lease.

     At December 31, 2002, the Company's maximum potential amount of future payments under these guarantees is approximately $174.9 billion. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse; the maximum amount of contingent consideration in a business combination specified in the transaction documents; and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

     In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. In addition, the Company is a member of hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Statement of Financial Position as of December 31, 2002, related to these indemnifications. These potential obligations are not included in the table above.

     At December 31, 2002, the carrying amounts of the liabilities related to these guarantees and indemnifications amounted to $10.0 billion. In addition, other liabilities includes an allowance for credit losses of $167 million relating to unfunded letters of credit at December 31, 2002. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $41.3 billion at December 31, 2002. Securities and other marketable assets held at collateral amounted to $9.4 billion and letters of credit in favor of the Company held as collateral amounted to $834 million at December 31, 2002. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

LOANS SOLD WITH CREDIT ENHANCEMENTS

IN BILLIONS OF DOLLARS
  AT YEAR-END             2002     2001    FORM OF CREDIT ENHANCEMENT
-------------------------------------------------------------------------
                                           2002: Recourse obligation
                                           of $3.6, and put option as
                                           described below.
Residential mortgages                      2001: Recourse obligation
   and other loans sold                    of $3.5, and put options
   with recourse(1)      $  8.1  $  7.7    as described below.

 GNMA sales/servicing
   agreements(2)           31.1    13.4    Secondary recourse obligation

                                           Includes net revenue over
                                           the life of the
                                           transaction.  Also
                                           includes other recourse
Securitized credit                         obligations of $2.0 in
   card receivables        66.9    66.8    2002 and $1.0 in 2001.
                         ===============================================

(1)  Residential mortgages represent 66% of amounts in 2002 and 57% in 2001.
(2) Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.

     Citigroup and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, as summarized above.

     Net revenue on securitized credit card receivables is collected over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citigroup subsidiaries as servicers. As specified in certain of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the predetermined amount is reached, net revenue is passed directly to the Citigroup subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $230 million at December 31, 2002 and $139 million at December 31, 2001. Net revenue from securitized credit card receivables included in other revenue was $2.7 billion, $2.1 billion, and $2.4 billion for the years ended December 31, 2002, 2001, and 2000, respectively.

     Various put options were written during 2000 and 1999 which require Citigroup to purchase, upon request of the holders, securities issued in certain securitization transactions in order to broaden the investor base and improve execution in connection with the securitizations. The put option at year-end 2002 is exercisable in October of each year beginning in October 2000, with respect to an aggregate of up to approximately $2 billion principal amount of certificates backed by manufactured housing contract receivables, of which approximately $250 million was exercised in 2002. If exercised, the Company will be obligated to purchase the certificates or notes at par plus accrued interest. The aggregate amortized amount of these options was approximately $0.8 billion at December 31, 2002 and $1.4 billion at December 31, 2001. The Company has recorded liabilities totaling approximately $6 million at both December 31, 2002 and December 31, 2001 in connection with these options. Subsequent to their initial issuance, such options are marked to market with the fluctuation being reflected in the Consolidated Statement of Income.

FINANCIAL GUARANTEES

     Financial guarantees are used in various transactions to enhance the credit standing of Citigroup customers. They represent irrevocable assurances, subject to the satisfaction of certain conditions, that Citigroup will make payment in the event that the customer fails to fulfill its obligations to third parties.

     Citigroup issues financial standby letters of credit which are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Fees are recognized ratably over the term of the standby letter of credit. The following table summarizes financial standby letters of credit issued by Citigroup. The table does not include securities lending indemnifications issued to customers, which are fully collateralized and totaled $38.0 billion at December 31, 2002 and $19.9 billion at December 31, 2001, and performance standby letters of credit.

                                                                                     2002            2001(2)
                                                     ---------------------------------------------------------
                                                        Expire         Expire        TOTAL           Total
                                                       Within 1        After 1       AMOUNT          Amount
IN BILLIONS OF DOLLARS AT YEAR-END                       Year           Year       OUTSTANDING     Outstanding
--------------------------------------------------------------------------------------------------------------
Insurance, surety                                    $        3.1   $        9.0   $       12.1   $        9.5
Options, purchased
  securities, and escrow                                      0.1              -            0.1            0.4
Clean letters of credit                                       3.4            1.5            4.9            4.3
Other debt related                                            9.1            3.0           12.1           11.0
                                                     ---------------------------------------------------------
TOTAL(1)                                             $       15.7   $       13.5   $       29.2   $       25.2
                                                     =========================================================

(1) Total is net of cash collateral of $3.0 billion in 2002 and $2.2 billion in 2001. Collateral other than cash covered 34% of the total in 2002 and 29% in 2001.
(2)  Amounts exclude discontinued operations.

OTHER COMMITMENTS

     Salomon Smith Barney and a principal broker/dealer subsidiary have each provided a portion of a residual value guarantee in the amount of $78 million in connection with the lease of the buildings occupied by Salomon Smith Barney's executive offices and New York City operations.

29.  CONTINGENCIES

During the 2002 fourth quarter, the Company reached a settlement-in-principle with the SEC, the National Association of Securities Dealers, the New York Stock Exchange and the Attorney General of New York of all issues raised in their research, initial public offerings allocation and spinning-related inquiries. The Company established a reserve for the cost of this settlement and toward estimated costs of the private litigation related to the matters that were the subject of the settlement, as well as the regulatory inquiries and private litigation related to Enron. The total reserves established for these matters in 2002 amounted to an after-tax amount of $1.3 billion. The Company believes that it has substantial defenses to the pending private litigations, which are at a very early stage. Given the uncertainties of the timing and outcome of this type of litigation, the large number of cases, the novel issues, the substantial time before these cases will be resolved, and the multiple defendants in many of them, this reserve is difficult to determine and of necessity subject to future revision.

     For a discussion of these and certain other legal proceedings, see the discussion under "Legal Proceedings" on page 110. In addition, in the ordinary course of business, Citigroup and its subsidiaries are defendants or co-defendants or parties in various litigation and regulatory matters incidental to and typical of the businesses in which they are engaged. In the opinion of the Company's management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the consolidated financial condition of the Company but, if involving monetary liability, may be material to the Company's operating results for any particular period.

30.  CITIGROUP (PARENT COMPANY ONLY)

CONDENSED STATEMENT OF INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
IN MILLIONS OF DOLLARS                                   2002           2001           2000
-----------------------------------------------------------------------------------------------
REVENUES
  Interest                                           $      1,456   $      1,225   $        416
  Other                                                       348             54            133
                                                     ------------------------------------------
Total revenues                                              1,804          1,279            549
EXPENSES
  Interest                                                  1,660          1,876            762
  Other                                                       248            267            255
                                                     ------------------------------------------
Total expenses                                              1,908          2,143          1,017
                                                     ------------------------------------------
PRETAX LOSS                                                  (104)          (864)          (468)
Income tax benefit                                             53            348            167
                                                     ------------------------------------------
LOSS BEFORE EQUITY IN NET INCOME
  OF SUBSIDIARIES                                             (51)          (516)          (301)
Equity in net income of subsidiaries                       15,327         14,642         13,820
                                                     ------------------------------------------
INCOME                                               $     15,276   $     14,126   $     13,519
                                                     ==========================================

CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                     DECEMBER 31,
                                                               -----------------------
IN MILLIONS OF DOLLARS                                             2002         2001
--------------------------------------------------------------------------------------
ASSETS
Cash                                                           $      101   $       27
Investments                                                         7,837        1,487
Investments in and advances to:
Bank and bank  holding company subsidiaries                       100,541       87,562
Other subsidiaries                                                 26,670       33,060
Cost of acquired businesses in excess of net assets                   368          368
Other                                                               2,747          383
                                                               -----------------------
TOTAL ASSETS                                                   $  138,264   $  122,887
                                                               =======================
LIABILITIES
Advances from and payables to subsidiaries                     $    1,209   $      748
Commercial paper                                                      367          481
Junior subordinated debentures,
  held by subsidiary trusts                                         4,657        4,850
Long-term debt                                                     44,142       34,794
Other liabilities                                                     945          541
Redeemable preferred stock, held by                                   226          226
subsidiary
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value; authorized
  shares: 30 million), at aggregate
  liquidation value                                                 1,400        1,525
Common stock ($.01 par value; authorized shares: 15
  billion), issued shares: 2002 and 2001 -
  5,477,416,254 shares                                                 55           55
Additional paid-in capital                                         17,381       23,196
Retained earnings                                                  81,403       69,803
Treasury stock, at cost, issued shares:
  2002 -- 336,734,631 shares
  and 2001 -  328,727,790 shares                                  (11,637)     (11,099)
Accumulated other changes in equity
  from nonowner sources                                              (193)        (844)
Unearned compensation                                              (1,691)      (1,389)
                                                               -----------------------
TOTAL STOCKHOLDERS' EQUITY                                         86,718       81,247
                                                               -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  138,264   $  122,887
                                                               =======================

CONDENSED STATEMENT OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
IN MILLIONS OF DOLLARS                                             2002         2001         2000
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $   15,276   $   14,126   $   13,519
Adjustments to reconcile net income
  to cash provided by operating activities:
Equity in net income of subsidiaries                              (15,327)     (14,642)     (13,820)
Dividends received from:
Bank and bank holding company
  Subsidiaries                                                      6,744        5,784        1,255
Other subsidiaries                                                  5,770        2,325        1,535
Other, net                                                           (739)        (109)        (240)
                                                               ------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          11,724        7,484        2,249
                                                               ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributions to subsidiaries                                   -       (6,250)      (5,800)
Change in investments                                              (6,350)      (1,487)       1,763
Advances to subsidiaries, net                                      (4,908)     (13,733)      (6,523)
Other investing activities, net                                      (200)           -            -
                                                               ------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                             (11,458)     (21,470)     (10,560)
                                                               ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of)
  Advances from subsidiaries, net                                     278        2,961         (617)
Dividends paid                                                     (3,676)      (3,185)      (2,654)
Issuance of common stock                                              483          875          958
Redemption of preferred stock                                        (125)        (250)        (150)
Stock tendered for payment
  of withholding taxes                                               (475)        (506)        (593)
Treasury stock acquired                                            (5,483)      (3,045)      (4,066)
Issuance of long-term debt                                         16,282       17,610       14,817
Issuance of (proceeds from)
  junior subordinated debentures                                        -        2,483            -
Payments and redemptions
  of long-term debt                                                (7,362)      (3,000)        (650)
Change in short-term borrowings                                      (114)         (15)         496
                                                               ------------------------------------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                               (192)      13,928        7,541
                                                               ------------------------------------
Change in cash                                                         74          (58)        (770)
Cash  at beginning of period                                           27           85          855
                                                               ------------------------------------
Cash at end of period                                          $      101   $       27   $       85
                                                               ====================================
Supplemental disclosure
  of cash flow information
Cash paid during the period for interest                       $    2,303   $    1,739   $      510
Cash received during the period for taxes                      $      308   $      911   $    1,066
                                                               ====================================

31.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                           2002
IN MILLIONS OF DOLLARS, EXCEPT PER                   -------------------------------------------------
SHARE AMOUNTS                                          FOURTH       THIRD        SECOND        FIRST
------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                    $   17,873   $   17,644   $   17,993   $   17,798
Operating expenses                                       10,655        8,440        9,147        9,056
Benefits, claims, and credit losses                       3,553        3,576        2,982        3,362
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES, MINORITY INTEREST, AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES                 3,665        5,628        5,864        5,380
Income taxes                                              1,204        1,898        2,017        1,879
Minority interest, after-tax                                 32           24           18           17
INCOME FROM CONTINUING OPERATIONS                         2,429        3,706        3,829        3,484
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                    -          214          255        1,406
CUMULATIVE EFFECT OF ACCOUNTING CHANGES(1)                    -            -            -          (47)
                                                     -------------------------------------------------
NET INCOME                                           $    2,429   $    3,920   $    4,084   $    4,843
                                                     =================================================
EARNINGS PER SHARE
BASIC EARNINGS PER SHARE(2)
Income from continuing operations                    $     0.48   $     0.73   $     0.75   $     0.68
Net income                                           $     0.48   $     0.77   $     0.80   $     0.94
                                                     -------------------------------------------------
DILUTED EARNINGS PER SHARE
Income from continuing operations                    $     0.47   $     0.72   $     0.73   $     0.66
Net income                                           $     0.47   $     0.76   $     0.78   $     0.93
                                                     =================================================
COMMON STOCK PRICE PER SHARE
High                                                 $    38.97   $    36.68   $    49.45   $    52.00
Low                                                       26.73        25.04        37.00        42.22
Close                                                     35.19        29.65        38.75        49.52
Dividends per share of common stock                  $     0.18   $     0.18   $     0.18   $     0.16
                                                     =================================================

                                                                           2001
IN MILLIONS OF DOLLARS, EXCEPT PER                   -------------------------------------------------
SHARE AMOUNTS                                          Fourth       Third        Second       First
------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                    $   17,867   $   16,198   $   16,232   $   17,070
Operating expenses                                        9,207        8,766        8,821        9,734
Benefits, claims, and credit losses                       3,255        2,400        2,248        2,417
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES, MINORITY INTEREST, AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES                 5,405        5,032        5,163        4,919
Income taxes                                              1,797        1,771        1,837        1,798
Minority interest, after-tax                                 37           26           15            9
INCOME FROM CONTINUING OPERATIONS                         3,571        3,235        3,311        3,112
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                  304          (58)         341          468
CUMULATIVE EFFECT OF ACCOUNTING CHANGES (1)                   -            -         (116)         (42)
                                                     -------------------------------------------------
NET INCOME                                           $    3,875   $    3,177   $    3,536   $    3,538
                                                     =================================================
EARNINGS PER SHARE
BASIC EARNINGS PER SHARE (2)
Income from continuing operations                    $     0.69   $     0.63   $     0.66   $     0.62
Net income                                           $     0.75   $     0.62   $     0.70   $     0.70
                                                     -------------------------------------------------
DILUTED EARNINGS PER SHARE
Income from continuing operations                    $     0.68   $     0.62   $     0.64   $     0.60
Net income                                           $     0.74   $     0.61   $     0.69   $     0.69
                                                     =================================================
COMMON STOCK PRICE PER SHARE
High                                                 $    51.19   $    53.48   $    53.55   $    56.30
Low                                                       41.75        36.36        42.70        40.60
Close                                                     50.48        40.50        52.84        44.98
Dividends per share of common stock                  $     0.16   $     0.16   $     0.14   $     0.14
                                                     =================================================

(1) Accounting changes include the 2002 first quarter adoption of the remaining provisions of SFAS 142, the 2001 second quarter adoption of EITF 99-20, and the 2001 first quarter adoption of SFAS 133.
(2) Due to averaging of shares, quarterly earnings per share may not add to the totals reported for the full year.

FINANCIAL DATA SUPPLEMENT

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)(4)

                                                              AVERAGE VOLUME                           INTEREST REVENUE
                                                  ---------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS                               2002          2001          2000          2002          2001          2000
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CASH AND DUE FROM BANKS
In U.S. offices                                   $     2,176   $     2,842   $     3,338   $         9   $         -   $         -
In offices outside the U.S.(5)                          1,545         1,095         1,540            12            17            30
                                                  ---------------------------------------------------------------------------------
Total                                                   3,721         3,937         4,878            21            17            30
                                                  ---------------------------------------------------------------------------------
DEPOSITS AT INTEREST WITH BANKS(5)                     17,418        18,386        13,225         1,025         1,265         1,226
                                                  ---------------------------------------------------------------------------------
FEDERAL FUNDS SOLD AND SECURITIES BORROWED
  OR PURCHASED UNDER AGREEMENTS TO RESELL
In U.S. offices                                        91,241       104,150        96,807         3,476         7,082         8,654
In offices outside the U.S.(5)                         57,382        34,087        30,615         1,868         1,798         1,817
                                                  ---------------------------------------------------------------------------------
Total                                                 148,623       138,237       127,422         5,344         8,880        10,471
                                                  ---------------------------------------------------------------------------------
BROKERAGE RECEIVABLES
In U.S. offices                                        19,691        25,058        26,029           612         1,197         2,135
In offices outside the U.S.(5)                          2,866         2,517         3,271           183           205           320
                                                  ---------------------------------------------------------------------------------
Total                                                  22,557        27,575        29,300           795         1,402         2,455
                                                  ---------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS(6)(7)
In U.S. offices                                        81,815        81,241        63,723         3,067         3,685         3,181
In offices outside the U.S.(5)                         38,344        37,304        36,571         2,060         1,787         1,340
                                                  ---------------------------------------------------------------------------------
Total                                                 120,159       118,545       100,294         5,127         5,472         4,521
                                                  ---------------------------------------------------------------------------------
INVESTMENTS
In U.S. offices
  Taxable                                              81,255        59,294        53,557         4,122         3,470         3,322
  Exempt from U.S. income tax                           6,343         5,856         5,042           460           411           273
In offices outside the U.S.(5)                         53,155        38,822        29,623         3,086         2,557         2,169
                                                  ---------------------------------------------------------------------------------
Total                                                 140,753       103,972        88,222         7,668         6,438         5,764
                                                  ---------------------------------------------------------------------------------
LOANS (NET OF UNEARNED INCOME)(8)
Consumer loans
In U.S. offices                                       177,446       151,837       134,624        17,746        17,353        15,797
In offices outside the U.S.(5)                         86,868        81,682        75,200        10,436        10,187         9,708
                                                  ---------------------------------------------------------------------------------
Total consumer loans                                  264,314       233,519       209,824        28,182        27,540        25,505
                                                  ---------------------------------------------------------------------------------
Corporate loans
In U.S. offices
  Commercial and industrial                            31,877        36,330        32,472         2,003         2,759         2,649
  Lease financing                                      15,069        14,364        11,792         1,192         1,339         1,045
  Mortgage and real estate                              2,729         2,861         3,220           204           250           303
In offices outside the U.S.(5)                         86,547        89,967        79,812         6,324         7,706         7,821
                                                  ---------------------------------------------------------------------------------
Total corporate loans                                 136,222       143,522       127,296         9,723        12,054        11,818
                                                  ---------------------------------------------------------------------------------
TOTAL LOANS                                           400,536       377,041       337,120        37,905        39,594        37,323
                                                  ---------------------------------------------------------------------------------
OTHER INTEREST-EARNING ASSETS                          13,252        15,409         9,688         1,201         1,546         1,017
                                                  ---------------------------------------------------------------------------------
TOTAL INTEREST-EARNING ASSETS                         867,019       803,102       710,149   $    59,086   $    64,614   $    62,807
                                                                                            =======================================
Non-interest earning assets(6)                        156,103       126,848       114,512
Total assets from discontinued operations              37,083        53,289        51,991
                                                  ---------------------------------------
TOTAL ASSETS                                      $ 1,060,205   $   983,239   $   876,652
                                                  =================================================================================

                                                           % AVERAGE RATE
                                                  --------------------------------
IN MILLIONS OF DOLLARS                              2002       2001       2000
----------------------------------------------------------------------------------
ASSETS
CASH AND DUE FROM BANKS
In U.S. offices                                         0.41          -          -
In offices outside the U.S.(5)                          0.78       1.55       1.95

Total                                                   0.56       0.43       0.62

DEPOSITS AT INTEREST WITH BANKS(5)                      5.88       6.88       9.27

FEDERAL FUNDS SOLD AND SECURITIES BORROWED
  OR PURCHASED UNDER AGREEMENTS TO RESELL
In U.S. offices                                         3.81       6.80       8.94
In offices outside the U.S.(5)                          3.26       5.27       5.93

Total                                                   3.60       6.42       8.22

BROKERAGE RECEIVABLES
In U.S. offices                                         3.11       4.78       8.20
In offices outside the U.S.(5)                          6.39       8.14       9.78

Total                                                   3.52       5.08       8.38

TRADING ACCOUNT ASSETS(6)(7)
In U.S. offices                                         3.75       4.54       4.99
In offices outside the U.S.(5)                          5.37       4.79       3.66

Total                                                   4.27       4.62       4.51

INVESTMENTS
In U.S. offices
  Taxable                                               5.07       5.85       6.20
  Exempt from U.S. income tax                           7.25       7.02       5.41
In offices outside the U.S.(5)                          5.81       6.59       7.32

Total                                                   5.45       6.19       6.53

LOANS (NET OF UNEARNED INCOME)(8)
Consumer loans
In U.S. offices                                        10.00      11.43      11.73
In offices outside the U.S.(5)                         12.01      12.47      12.91
Total consumer loans                                   10.66      11.79      12.16

Corporate loans
In U.S. offices
  Commercial and industrial                             6.28       7.59       8.16
  Lease financing                                       7.91       9.32       8.86
  Mortgage and real estate                              7.48       8.74       9.41
In offices outside the U.S.(5)                          7.31       8.57       9.80

Total corporate loans                                   7.14       8.40       9.28

TOTAL LOANS                                             9.46      10.50      11.07

OTHER INTEREST-EARNING ASSETS                           9.06      10.03      10.50

TOTAL INTEREST-EARNING ASSETS                           6.81       8.05       8.84
                                                  ================================
Non-interest earning assets(6)
Total assets from discontinued operations

TOTAL ASSETS
                                                  ================================

(1) The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 25 to the Consolidated Financial Statements.
(3) Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4) Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 4 to the Consolidated Financial Statements.
(5) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(6) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.
(7) Interest expense on trading account liabilities of Salomon Smith Barney is reported as a reduction of interest revenue.
(8)  Includes cash-basis loans.

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS (1)(2)(3)(4)

                                                               AVERAGE VOLUME                          INTEREST EXPENSE
                                                  ---------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS                               2002          2001          2000          2002          2001          2000
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
DEPOSITS
In U.S. offices
Savings deposits(5)                               $    95,256   $    68,427   $    36,252   $     1,079   $     1,676   $     1,206
Other time deposits                                    24,861        20,391        16,050           674           402           667
In offices outside the U.S.(6)                        228,248       209,542       196,368         6,301         9,099        11,172
                                                  ---------------------------------------------------------------------------------
Total                                                 348,365       298,360       248,670         8,054        11,177        13,045
                                                  ---------------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED AND SECURITIES LOANED
  OR SOLD UNDER AGREEMENTS TO REPURCHASE
In U.S. offices                                       126,343       118,136       105,703         3,706         7,673         9,515
In offices outside the U.S.(6)                         42,672        36,878        27,435         2,933         2,892         2,351
                                                  ---------------------------------------------------------------------------------
Total                                                 169,015       155,014       133,138         6,639        10,565        11,866
                                                  ---------------------------------------------------------------------------------
BROKERAGE PAYABLES
In U.S. offices                                        22,213        22,632        18,275            68           236           282
In offices outside the U.S.(6)                          1,452         1,851         1,926             4            12            25
                                                  ---------------------------------------------------------------------------------
Total                                                  23,665        24,483        20,201            72           248           307
                                                  ---------------------------------------------------------------------------------
TRADING ACCOUNT LIABILITIES(7)(8)
In U.S. offices                                        25,614        23,544        20,711            42            37            39
In offices outside the U.S.(6)                         25,357        24,773        22,696            13            12            17
                                                  ---------------------------------------------------------------------------------
Total                                                  50,971        48,317        43,407            55            49            56
                                                  ---------------------------------------------------------------------------------
INVESTMENT BANKING AND BROKERAGE
  BORROWINGS
In U.S. offices                                        16,839        13,651        16,970           404           669         1,188
In offices outside the U.S.(6)                            571           679           539            68            71            58
                                                  ---------------------------------------------------------------------------------
Total                                                  17,410        14,330        17,509           472           740         1,246
                                                  ---------------------------------------------------------------------------------
SHORT-TERM BORROWINGS
In U.S. offices                                        21,876        33,690        42,462           756         1,354         2,129
In offices outside the U.S.(6)                          4,760        10,066         8,809           420           944         1,223
                                                  ---------------------------------------------------------------------------------
Total                                                  26,636        43,756        51,271         1,176         2,298         3,352
                                                  ---------------------------------------------------------------------------------
LONG-TERM DEBT
In U.S. offices                                       122,514       113,789        83,789         3,704         5,792         5,619
In offices outside the U.S.(6)                         10,787        10,029        10,402           656           572           662
                                                  ---------------------------------------------------------------------------------
Total                                                 133,301       123,818        94,191         4,360         6,364         6,281
                                                  ---------------------------------------------------------------------------------
MANDATORILY REDEEMABLE
  SECURITIES OF SUBSIDIARY TRUSTS                       5,858         4,663         4,020           420           352           306
                                                  ---------------------------------------------------------------------------------
TOTAL INTEREST-BEARING LIABILITIES                    775,221       712,741       612,407   $    21,248   $    31,793   $    36,459
                                                                                            =======================================
Demand deposits in U.S. offices                         8,218         8,293         9,998
Other non-interest bearing liabilities(7)             161,521       147,052       148,554
Total liabilities from discontinued operations         31,881        42,368        44,164
TOTAL STOCKHOLDERS' EQUITY(9)                          83,364        72,785        61,529
                                                  ---------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 1,060,205   $   983,239   $   876,652
                                                  =================================================================================
NET INTEREST REVENUE AS A PERCENTAGE
 OF AVERAGE INTEREST-EARNING ASSETS
In U.S. offices(10)                               $   522,766   $   498,808   $   440,312   $    23,063   $    20,232   $    15,311
In offices outside the U.S.(10)                       344,253       304,294       269,837        14,775        12,589        11,037
                                                  ---------------------------------------------------------------------------------
TOTAL                                             $   867,019   $   803,102   $   710,149   $    37,838   $    32,821   $    26,348
                                                  =================================================================================

                                                           % AVERAGE RATE
                                                  --------------------------------
IN MILLIONS OF DOLLARS                              2002       2001       2000
----------------------------------------------------------------------------------
LIABILITIES
DEPOSITS
In U.S. offices
Savings deposits(5)                                     1.13       2.45       3.33
Other time deposits                                     2.71       1.97       4.16
In offices outside the U.S.(6)                          2.76       4.34       5.69

Total                                                   2.31       3.75       5.25

FEDERAL FUNDS PURCHASED AND SECURITIES LOANED
  OR SOLD UNDER AGREEMENTS TO REPURCHASE
In U.S. offices                                         2.93       6.50       9.00
In offices outside the U.S.(6)                          6.87       7.84       8.57

Total                                                   3.93       6.82       8.91

BROKERAGE PAYABLES
In U.S. offices                                         0.31       1.04       1.54
In offices outside the U.S.(6)                          0.28       0.65       1.30

Total                                                   0.30       1.01       1.52

TRADING ACCOUNT LIABILITIES(7)(8)
In U.S. offices                                         0.16       0.16       0.19
In offices outside the U.S.(6)                          0.05       0.05       0.07

Total                                                   0.11       0.10       0.13

INVESTMENT BANKING AND BROKERAGE
  BORROWINGS
In U.S. offices                                         2.40       4.90       7.00
In offices outside the U.S.(6)                         11.91      10.46      10.76

Total                                                   2.71       5.16       7.12

SHORT-TERM BORROWINGS
In U.S. offices                                         3.46       4.02       5.01
In offices outside the U.S.(6)                          8.82       9.38      13.88

Total                                                   4.42       5.25       6.54

LONG-TERM DEBT
In U.S. offices                                         3.02       5.09       6.71
In offices outside the U.S.(6)                          6.08       5.70       6.36

Total                                                   3.27       5.14       6.67

MANDATORILY REDEEMABLE
  SECURITIES OF SUBSIDIARY TRUSTS                       7.17       7.55       7.61

TOTAL INTEREST-BEARING LIABILITIES                      2.74       4.46       5.95
                                                  ================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  ================================
NET INTEREST REVENUE AS A PERCENTAGE
 OF AVERAGE INTEREST-EARNING ASSETS
In U.S. offices(10)                                     4.41       4.06       3.48
In offices outside the U.S.(10)                         4.29       4.14       4.09

TOTAL                                                   4.36       4.09       3.71
                                                  ================================

(1) The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%.
(2) Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 25 to the Consolidated Financial Statements.
(3) Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4) Detailed average volume, interest revenue and interest expense excluded discontinued operations. See Note 4 to the Consolidated Financial Statements.
(5) Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(6) Average rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(7) The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.
(8) Interest expense on trading account liabilities of Salomon Smith Barney is reported as a reduction of interest revenue.
(9)  Includes stockholders' equity from discontinued operations.
(10) Includes allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN NET INTEREST REVENUE, TAXABLE EQUIVALENT BASIS (1)(2)(3)

                                                                              2002 vs. 2001                         2001 vs. 2000
                                                  -------------------------------------------------------------------------------
                                                     INCREASE (DECREASE) DUE                Increase (Decrease) Due
                                                          TO CHANGE IN:                          to Change in:
                                                     -----------------------                -----------------------
                                                      AVERAGE       AVERAGE       NET        Average      Average        Net
IN MILLIONS OF DOLLARS                                 VOLUME        RATE      CHANGE (2)     Volume        Rate      Change (2)
---------------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS                              $        5   $       (1)  $        4   $       (8)  $       (5)  $      (13)
                                                     ---------------------------------------------------------------------------
DEPOSITS AT INTEREST WITH BANKS (4)                         (64)        (176)        (240)         404         (365)          39
                                                     ---------------------------------------------------------------------------
FEDERAL FUNDS SOLD AND SECURITIES BORROWED OR
  PURCHASED UNDER AGREEMENTS TO RESELL
In U.S. offices                                            (793)      (2,813)      (3,606)         618       (2,190)      (1,572)
In offices outside the U.S. (4)                             927         (857)          70          194         (213)         (19)
                                                     ---------------------------------------------------------------------------
Total                                                       134       (3,670)      (3,536)         812       (2,403)      (1,591)
                                                     ---------------------------------------------------------------------------
BROKERAGE RECEIVABLES
In U.S. offices                                            (222)        (363)        (585)         (77)        (861)        (938)
In offices outside the U.S. (4)                              26          (48)         (22)         (67)         (48)        (115)
                                                     ---------------------------------------------------------------------------
Total                                                      (196)        (411)        (607)        (144)        (909)      (1,053)
                                                     ---------------------------------------------------------------------------
TRADING ACCOUNT ASSETS (5)
In U.S. offices                                              26         (644)        (618)         815         (311)         504
In offices outside the U.S. (4)                              51          222          273           27          420          447
                                                     ---------------------------------------------------------------------------
Total                                                        77         (422)        (345)         842          109          951
                                                     ---------------------------------------------------------------------------
INVESTMENTS
In U.S. offices                                           1,217         (516)         701          393         (107)         286
In offices outside the U.S. (4)                             859         (330)         529          623         (235)         388
                                                     ---------------------------------------------------------------------------
Total                                                     2,076         (846)       1,230        1,016         (342)         674
                                                     ---------------------------------------------------------------------------
LOANS -- CONSUMER
In U.S. offices                                           2,717       (2,324)         393        1,976         (420)       1,556
In offices outside the U.S. (4)                             632         (383)         249          816         (337)         479
                                                     ---------------------------------------------------------------------------
Total                                                     3,349       (2,707)         642        2,792         (757)       2,035
                                                     ---------------------------------------------------------------------------
LOANS -- CORPORATE
In U.S. offices                                            (299)        (650)        (949)         497         (146)         351
In offices outside the U.S. (4)                            (284)      (1,098)      (1,382)         932       (1,047)        (115)
                                                     ---------------------------------------------------------------------------
Total                                                      (583)      (1,748)      (2,331)       1,429       (1,193)         236
                                                     ---------------------------------------------------------------------------
TOTAL LOANS                                               2,766       (4,455)      (1,689)       4,221       (1,950)       2,271
                                                     ---------------------------------------------------------------------------
OTHER INTEREST-EARNING ASSETS                              (204)        (141)        (345)         576          (47)         529
                                                     ---------------------------------------------------------------------------
TOTAL INTEREST REVENUE                                    4,594      (10,122)      (5,528)       7,719       (5,912)       1,807
                                                     ===========================================================================
DEPOSITS
In U.S. offices                                             599         (924)        (325)       1,005         (800)         205
In offices outside the U.S. (4)                             754       (3,552)      (2,798)         710       (2,783)      (2,073)
                                                     ---------------------------------------------------------------------------
Total                                                     1,353       (4,476)      (3,123)       1,715       (3,583)      (1,868)
                                                     ---------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED AND SECURITIES LOANED OR
  SOLD UNDER AGREEMENTS TO REPURCHASE
In U.S. offices                                             500       (4,467)      (3,967)       1,027       (2,869)      (1,842)
In offices outside the U.S. (4)                             423         (382)          41          754         (213)         541
                                                     ---------------------------------------------------------------------------
Total                                                       923       (4,849)      (3,926)       1,781       (3,082)      (1,301)
                                                     ---------------------------------------------------------------------------
BROKERAGE PAYABLES
In U.S. offices                                              (4)        (164)        (168)          58         (104)         (46)
In offices outside the U.S. (4)                              (2)          (6)          (8)          (1)         (12)         (13)
                                                     ---------------------------------------------------------------------------
Total                                                        (6)        (170)        (176)          57         (116)         (59)
                                                     ---------------------------------------------------------------------------
TRADING ACCOUNT LIABILITIES (5)
In U.S. offices                                               3            2            5            5           (7)          (2)
In offices outside the U.S. (4)                               -            1            1            1           (6)          (5)
                                                     ---------------------------------------------------------------------------
Total                                                         3            3            6            6          (13)          (7)
                                                     ---------------------------------------------------------------------------
INVESTMENT BANKING AND BROKERAGE BORROWINGS
In U.S. offices                                             131         (396)        (265)        (205)        (314)        (519)
In offices outside the U.S. (4)                             (12)           9           (3)          15           (2)          13
                                                     ---------------------------------------------------------------------------
Total                                                       119         (387)        (268)        (190)        (316)        (506)
                                                     ---------------------------------------------------------------------------
SHORT-TERM BORROWINGS
In U.S. offices                                            (427)        (171)        (598)        (395)        (380)        (775)
In offices outside the U.S. (4)                            (471)         (53)        (524)         157         (436)        (279)
                                                     ---------------------------------------------------------------------------
Total                                                      (898)        (224)      (1,122)        (238)        (816)      (1,054)
                                                     ---------------------------------------------------------------------------
LONG-TERM DEBT
In U.S. offices                                             415       (2,503)      (2,088)       1,722       (1,549)         173
In offices outside the U.S. (4)                              45           39           84          (23)         (67)         (90)
                                                     ---------------------------------------------------------------------------
Total                                                       460       (2,464)      (2,004)       1,699       (1,616)          83
                                                     ---------------------------------------------------------------------------
MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY
  TRUSTS                                                     86          (18)          68           49           (3)          46
                                                     ---------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                    2,040      (12,585)     (10,545)       4,879       (9,545)      (4,666)
                                                     ---------------------------------------------------------------------------
NET INTEREST REVENUE                                 $    2,554   $    2,463   $    5,017   $    2,840   $    3,633   $    6,473
                                                     ===========================================================================

(1) The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%.
(2) Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3) Detailed average volume, interest revenue and interest expense excluded discontinued operations. See Note 4 to the Consolidated Financial Statements.
(4) Changes in average rates reflect changes in prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(5) Interest expense on trading account liabilities of Salomon Smith Barney is reported as a reduction of interest revenue.

RATIOS

                                                  2002       2001       2000
------------------------------------------------------------------------------
Net income to average assets                        1.44%      1.44%      1.54%
Return on common stockholders' equity (1)           18.6%      19.7%      22.4%
Return on total stockholders' equity (2)            18.3%      19.4%      22.0%
Total average equity to average assets              7.86%      7.40%      7.02%
Dividends declared per common
  share as a percentage of income per
  diluted common share                              23.8%      22.1%      19.8%
                                                ==============================

(1) Based on net income less total preferred stock dividends as a percentage of average common stockholders' equity.
(2) Based on net income less preferred stock dividends as a percentage of average total stockholders' equity.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S. (1)

                                                    2002                          2001                            2000
                                     ----------------------------------------------------------------------------------------------
IN MILLIONS OF DOLLARS AT                                AVERAGE                       Average                          Average
YEAR-END                             AVERAGE BALANCE  INTEREST RATE Average Balance  Interest Rate  Average Balance   Interest Rate
-----------------------------------------------------------------------------------------------------------------------------------
Banks(2)                                $  26,760        3.71%        $  24,039         6.39%          $  32,063          6.78%
Other demand deposits                      81,149        1.66%           58,885         2.74%             44,486          3.64%
Other time and savings deposits(2)        139,094        2.94%          141,392         4.35%            132,325          5.57%
                                     ----------------------------------------------------------------------------------------------
TOTAL                                   $ 247,003        2.60%        $ 224,316         4.14%          $ 208,874          5.35%
                                     ==============================================================================================

(1) Interest rates and amounts include the effects of risk management activities, and also reflect the impact of the local interest rates prevailing in certain countries. See Note 25 to the Consolidated Financial Statements.
(2) Primarily consists of time certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS ($100,000 OR MORE) IN U.S. OFFICES

                                                                    OVER             OVER
IN MILLIONS OF DOLLARS  AT YEAR-END 2002      UNDER 3 MONTHS   3 TO 6 MONTHS    6 TO 12 MONTHS    OVER 12 MONTHS
----------------------------------------------------------------------------------------------------------------
Certificates of deposit                          $ 5,311            $ 878          $ 1,233           $ 2,370
Other time deposits                                9,798              109               36               211
----------------------------------------------------------------------------------------------------------------

SHORT-TERM AND OTHER BORROWINGS(1)

                                              FEDERAL FUNDS PURCHASED
                                             AND SECURITIES SOLD UNDER
                                              AGREEMENTS TO REPURCHASE             COMMERCIAL PAPER
                                          ----------------------------------------------------------------
IN MILLIONS OF DOLLARS                       2002       2001       2000       2002       2001       2000
----------------------------------------------------------------------------------------------------------
Amounts
  outstanding at year-end                 $ 162,643  $ 153,511  $ 110,625  $  16,854  $  12,696  $  38,152
Average outstanding
  during the year (5)                       169,015    155,014    133,138     13,567     30,524     37,837
Maximum
  month end outstanding                     199,010    172,763    154,543     16,854     35,825     43,037
                                          ----------------------------------------------------------------
WEIGHTED-AVERAGE
  INTEREST RATE
During the year (3)(5)                         3.93%      6.82%      8.91%      1.63%      3.58%      5.02%
 At year-end (4)                               2.37%      2.49%      5.78%      1.56%      1.98%      5.36%
                                          ================================================================

                                                                                   INVESTMENT BANKING
                                               OTHER FUNDS BORROWED(2)         AND BROKERAGE BORROWINGS
                                          ----------------------------------------------------------------
IN MILLIONS OF DOLLARS                       2002       2001       2000       2002       2001       2000
----------------------------------------------------------------------------------------------------------
Amounts
  outstanding at year-end                 $  13,775  $  11,765  $  13,523  $  21,353  $  16,480  $  18,743
Average outstanding
  during the year(5)                         13,069     13,232     13,434     17,410     14,330     17,509
Maximum
  month end outstanding                      24,201     16,331     15,478     22,104     22,010     21,701
                                          ----------------------------------------------------------------
WEIGHTED-AVERAGE
  INTEREST RATE
During the year(3)(5)                          7.31%      9.10%     10.82%      2.71%      5.16%      7.12%
 At year-end(4)                                3.07%      3.44%      8.76%      2.07%      2.44%      6.53%
                                          ================================================================

(1)  Original maturities of less than one year.
(2) Rates reflect the impact of local interest rates prevailing in countries outside the United States.
(3) Interest rates include the effects of risk management activities. See Notes 14 and 25 to the Consolidated Financial Statements.
(4)  Based on contractual rates at year-end.
(5)  Excludes discontinued operations.

REGULATION AND SUPERVISION

BANK HOLDING COMPANY REGULATION

     The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). The subsidiary depository institutions of the Company (the banking subsidiaries), including its principal bank subsidiary, Citibank, N.A. (Citibank), are subject to supervision and examination by their respective federal and state banking authorities. The nationally chartered subsidiary banks, including Citibank, are supervised and examined by the Office of the Comptroller of the Currency (OCC); Federal savings association subsidiaries are regulated by the Office of Thrift Supervision (OTS); and state-chartered depository institutions are supervised by the banking departments within their respective states (California, New York, Delaware, and Utah), as well as the Federal Deposit Insurance Corporation (FDIC). The FDIC also has back-up enforcement authority with respect to each of the banking subsidiaries, the deposits of which are insured by the FDIC, up to applicable limits. The Company also controls (either directly or indirectly) overseas banks, branches, and agencies. In general, the Company's overseas activities are regulated by the FRB and OCC, and are also regulated by supervisory authorities of the host countries.

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

     The activities of U.S. bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the Gramm-Leach-Bliley Act (the GLB Act), bank holding companies, such as the Company, all of whose controlled depository institutions are "well capitalized" and "well managed," as defined in Federal Reserve Regulation Y, and which obtain satisfactory Community Reinvestment Act ratings, have the ability to declare themselves to be "financial holding companies" and engage in a broader spectrum of activities, including insurance underwriting and brokerage (including annuities), and underwriting and dealing securities. The Company has declared itself to be a financial holding company. Financial holding companies that do not continue to meet all of the requirements for such status will, depending on which requirement they fail to meet, face not being able to undertake new activities or acquisitions that are financial in nature, or losing their ability to continue those activities that are not generally permissible for bank holding companies. Under the BHC Act, after two years from the date as of which the Company became a bank holding company, the Company was required to conform any activities that were not considered to be closely related to banking or financial in nature under the BHC Act. This two-year period may be extended by the FRB for three additional one-year periods, upon application by the Company and finding by the FRB that such an extension would not be detrimental to the public interest. The Company obtained such an extension with respect to several activities in October 2000, October 2001 and October 2002.

     Under the GLB Act, financial holding companies are able to make acquisitions in companies that engage in activities that are financial in nature, both in the U.S. and outside of the United States. No prior approval of the FRB is generally required for such acquisitions except for the acquisition of U.S. depository institutions and, in some cases, foreign banks. In addition, under merchant banking authority added by the GLB Act, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company's controlled depository institutions. This authority applies to investments both in the U.S. and outside the United States. Regulations interpreting and conditioning this authority have been promulgated. Bank holding companies also retain their authority, subject to prior specific or general FRB consent, to acquire less than 20% of the voting securities of a company that does not do business in the United States, and 20% or more of the voting securities of any such company if the FRB finds by regulation or order that its activities are usual in connection with banking or finance outside the United States. In general, bank holding companies that are not financial holding companies may engage in a broader range of activities outside the United States than they may engage in inside the United States, including sponsoring, distributing, and advising open-end mutual funds, and underwriting and dealing in debt, and to a limited extent, equity securities, subject to local country laws.

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

     The Company's earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the foreign and domestic jurisdictions in which the Company and its subsidiaries conduct business. For example, these include limitations on the ability of certain subsidiaries to pay dividends to their intermediate holding companies and on the abilities of those holding companies to pay dividends to the Company (see Note 20 to the Consolidated Financial Statements). It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

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

     Numerous other federal and state laws also affect the Company's earnings and activities including federal and state consumer protection laws. Legislation may be enacted or regulation imposed in the U.S. or its political subdivisions, or in any other jurisdiction in which the Company does business, to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings. The preceding statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

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

     The Company and its U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks, savings associations, and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well capitalized." As of December 31, 2002, the Company's bank and thrift subsidiaries, including Citibank, were "well capitalized." See "Management's Discussion and Analysis" and Note 20 to the Consolidated Financial Statements for capital analysis.

     A bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country, unless the bank has expressly agreed to do so in writing.

     The GLB Act included the most extensive consumer privacy provisions ever enacted by Congress. These provisions, among other things, require full disclosure of the Company's privacy policy to consumers and mandate offering the consumer the ability to "opt out" of having non-public customer information disclosed to third parties. Pursuant to these provisions, the Federal banking regulators have adopted privacy regulations. In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings. The preceding statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 36.

     The earnings of the Company, Citibank, and their subsidiaries and affiliates are affected by general economic conditions and the conduct of monetary and fiscal policy by the U.S. government and by governments in other countries in which they do business.

     Legislation is from time to time introduced in Congress or in the States that may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine whether any such proposed legislation will be enacted, and if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of the Company or its subsidiaries.

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

     The Company's U.S. registered broker/dealer subsidiaries are subject to the Securities and Exchange Commission's (the SEC) net capital rule, Rule 15c3-1 (the Net Capital Rule), promulgated under the Exchange Act. The Net Capital Rule requires the maintenance of minimum net capital, as defined. The Net Capital Rule also limits the ability of broker/dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict Salomon Smith Barney Holdings Inc.'s ability to withdraw capital from its broker/dealer subsidiaries, which in turn could limit Salomon Smith Barney Holdings Inc.'s ability to pay dividends and make payments on its debt. See Notes 14 and 20 to the Consolidated Financial Statements. Certain of the Company's broker/dealer subsidiaries are also subject to regulation in the countries outside of the U.S. in which they do business. Such regulations may include requirements to maintain specified levels of net capital or its equivalent.

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

PROPERTIES

The Company's executive offices are located at 399 Park Avenue, New York, New York. 399 Park Avenue is a 39-story building which is partially leased by the Company and certain of its subsidiaries, including the principal offices of Citicorp and Citibank. The Company and certain of its subsidiaries occupy office space in Citigroup Center (153 E. 53rd St., New York, NY) under a long-term lease. Citibank owns a building in Long Island City, New York and leases a building located at 111 Wall Street in New York City, which are totally occupied by the Company and certain of its subsidiaries.

     The principal offices of TIC and TLAC are located in Hartford, Connecticut. The majority of such office space in Hartford is leased either from TPC or from third parties.

     Additionally, the Company's life insurance subsidiaries lease certain other non-material office space throughout the United States.

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

     The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 28 to the Consolidated Financial Statements.

LEGAL PROCEEDINGS

ENRON CORP.

In April 2002, Citigroup and, in one case, Salomon Smith Barney Inc. (SSB) were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two putative consolidated class action complaints that were filed in the United States District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities

Exchange Act of 1934, as amended, and the other action, brought on behalf of current and former Enron employees (TITTLE, ET AL. V. ENRON CORP., ET AL.), alleges violations of the Employment Retirement Income Security Act of 1974, as amended (ERISA), and the Racketeer Influenced and Corrupt Organizations
Act (RICO), as well as claims for negligence and civil conspiracy. On May 8, 2002, Citigroup and SSB filed motions to dismiss the complaints. On December 19, 2002, the motions to dismiss the NEWBY complaint were denied. The motion to dismiss the complaint in TITTLE remains pending.

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

     Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) three actions brought in different state courts by state pension plans, alleging violations of state securities law and claims for common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence, and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron debt securities, alleging violations of the federal securities law, including
Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (ix) a putative class action brought by clients of SSB in connection with research reports concerning Enron, alleging breach of contract; (x) actions brought by several investment funds in connection with the purchase of notes and/or certificates of the Osprey Trusts, the Marlin Trust, and the Marlin Water trust, as well as the purchase of other Enron or Enron-related securities, alleging violation of state and federal securities laws, and common law civil conspiracy and fraud; (xi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, as amended, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; and
(xii) an action brought by two broker/dealers in connection with the purchase of certain notes, alleging violation of federal and state securities laws. Several of these cases have been consolidated with the NEWBY action and stayed pending the Court's decision on the pending motions of certain defendants to dismiss NEWBY.

     Additionally, Citigroup has provided substantial information to, and has entered into substantive discussions with, the Securities and Exchange Commission regarding certain of its transactions with Enron. Citigroup and certain of its affiliates also have received subpoenas and requests for information from various other regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup is cooperating fully with all such requests.

RESEARCH

Since May 2002, Citigroup, SSB and certain executive officers and current and former employees have been named as defendants in numerous putative class action complaints by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., WorldCom, Inc., AT&T Corp., Winstar Communications, Inc., Rhythm NetConnections, Inc., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., and Williams Communications Group Inc. Almost all of these actions are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The court has consolidated these actions into nine separate categories corresponding to the companies named above.

    Additional actions have been filed against Citigroup and certain of its affiliates, and certain of their current and former directors, officers and employees, along with other parties, including: (1) three putative class actions filed in state courts and federal courts on behalf of persons who maintained accounts with SSB asserting, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions; (2) approximately fifteen actions filed in different state courts by individuals asserting, among other claims, common law claims and claims under state securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing and WorldCom, Inc.;
(3) approximately five actions filed in different state courts by pension and other funds asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including WorldCom, Inc. and Qwest Communications International Inc.; and (4) more than two hundred arbitrations asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research.

     On or about January 27, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the District of New Jersey (IN RE AT&T CORPORATION SECURITIES LITIGATION) sought leave to amend its complaint on behalf of purchasers of AT&T common stock asserting claims against, among others, AT&T Corporation, to add as named defendants Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with AT&T in connection with published investment research.

     On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (IN RE GLOBAL CROSSING, LTD. SECURITIES LITIGATION) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which names as defendants, among others, Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research.

     Since April 2002, SSB and several other broker/dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees. On December 20, 2002, Citigroup and a number of other broker/dealers reached a settlement-in-principle with the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the Attorney General of New York of all issues raised in their research, initial public offerings allocation and spinning-related inquiries.

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

     In addition to the several putative class actions that have been commenced, certain individual actions have been filed in various federal and state courts against Citigroup and SSB, along with other parties, concerning WorldCom debt securities including individual state court actions brought by approximately 18 pension funds and other institutional investors in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933, as amended, and, in one case, violations of various state securities laws and common law fraud. Most of these actions have been removed to federal court and have been transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

     A putative class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud (EMANUELE v. WORLDCOM, INC., ET AL.), which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. In December 2002, the claims against SSB and the other underwriters were dismissed without prejudice.

OTHER

In April 2002, consolidated amended complaints were filed against SSB and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the court issued an opinion denying the defendants' motion to dismiss. Also pending in the Southern District of New York against SSB and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. The defendants in this action have moved to dismiss the consolidated amended complaint but the Court has not yet rendered a decision on those motions.

     Beginning in July 2002, Citigroup and members of its Board of Directors were named as defendants in shareholder derivative complaints filed in New York Supreme Court, New York County, and the Court of Chancery of the State of Delaware alleging claims for breach of fiduciary duty, negligent breach of fiduciary duty, gross mismanagement, waste of corporate assets and indemnification. In September 2002, the Delaware actions were consolidated under the caption IN RE: CITIGROUP INC. SHAREHOLDERS LITIGATION and a motion to dismiss the action was filed in November 2002. In December 2002, before that motion was decided, plaintiffs filed an amended complaint which defendants moved to dismiss in January 2003. In October 2002, the actions filed in New York Supreme Court were either dismissed without prejudice or withdrawn. In January 2003, another shareholder derivative suit was filed in the United States District Court for the Southern District of New York. This complaint is substantially similar to the consolidated Delaware action with the exception of a claim for violation of Section 14 (a) of the Securities Exchange Act of 1934, as amended. Beginning in July 2002,

Citigroup and certain officers were also named as defendants in putative class actions filed in the United States District Court for the Southern District of New York brought on behalf of purchasers of Citigroup common stock alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and, in approximately half of the actions, claims for common law fraud. In November 2002, these actions were consolidated under the caption IN RE: CITIGROUP INC. SECURITIES LITIGATION.

     Additional lawsuits containing similar claims to those described above may be filed in the future.

SECURITY OWNERSHIP OF MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

                        (a)            (b)             (c)
                   ------------------------------------------------
                                                       NUMBER OF
                                                       SECURITIES
                                                       REMAINING
                   NUMBER OF                           AVAILABLE FOR
                   SECURITIES                          FUTURE ISSUANCE
                   TO BE ISSUED  WEIGHTED-AVERAGE      UNDER EQUITY
                   UPON          EXERCISE              COMPENSATION
                   EXERCISE OF   PRICE OF              PLANS
                   OUT-STANDING  OUTSTANDING           (EXCLUDING
                   OPTIONS,      OPTIONS,              SECURITIES
                   WARRANTS AND  WARRANTS AND          REFLECTED IN
PLAN CATEGORY      RIGHTS        RIGHTS                COLUMN (a))
-------------------------------------------------------------------
Equity
 compensation
 plans approved
 by security
 holders           365,765,892(1)          36.12(2)    444,462,600(3)

Equity
 compensation
 plans not
 approved by
 security holders   19,311,159(4)          37.87(5)     22,052,900(6)
                   ------------------------------------------------
TOTAL               385,077,051          $ 36.18        466,515,500
-------------------------------------------------------------------

(1) Includes 15.43 million shares issuable upon the vesting of deferred stock awards. Does not include an aggregate of 16.26 million shares subject to outstanding options under plans assumed by the Company in connection with mergers and acquisitions. The Company has not made any awards under these plans, and they are not considered as a source of shares for future awards by the Company. The weighted-average exercise price of such options is $35.27 per share. Some of the assumed options also entitle the holders to receive an aggregate of up to 632,083 Litigation Tracking Warrants ("LTWs"). The LTWs were issued in 1998 to holders of the outstanding common stock of Golden State Bancorp Inc. ("GSB"), and were assumed by Citigroup upon the acquisition of GSB in 2002. The LTWs, which are listed on the NASDAQ National Market under the trading symbol GSBNZ, could become exercisable for shares of Citigroup common stock and cash upon the occurrence of certain events. The number of shares for which each LTW may become exercisable, if any, will depend on factors existing at such time, including the number of LTWs that remain outstanding.
(2) As described in footnote 1 above, does not include 16.26 million shares subject to outstanding options under certain plans assumed by the Company in connection with mergers and acquisitions, and 15.43 million shares subject to deferred stock awards.
(3) Includes 339.80 million shares available for issuance under the Citicorp 1997 Stock Incentive Plan ("1997 Plan"). The 1997 Plan, which expires in 2007, provides that the number of authorized shares shall be increased each January 1 by 1.5% of the Company's shares outstanding (including treasury shares) at the prior December 31st, plus any shares subject to awards which were forfeited, canceled or settled without issuance. The 1997 Plan was approved by shareholders of Citicorp on April 9, 1997, and assumed by Citigroup pursuant to the merger of Citicorp and Travelers Group Inc., which was approved by shareholders of both companies on July 22, 1998. Does not include shares that were available for issuance under plans approved by shareholders of acquired companies but under which the Company does not make any awards. Of the number of shares available for future issuance,
     373.15 million of such shares are available under plans that provide for awards of restricted stock, in addition to (or in lieu of) options, warrants and rights.
(4) Includes 5.94 million shares issuable upon the vesting of deferred stock awards. Does not include 310,609 shares subject to outstanding options under a plan assumed by the Company in a merger. The Company has not made any awards under this plan, and it is not considered as a source of shares for future awards by the Company. The weighted-average exercise price of such options is $45.37 per share.
(5) As described in footnote 4 above, does not include 310,609 shares subject to outstanding options under a plan assumed by the Company in a merger, and
     5.94 million shares subject to deferred stock awards.
(6) Does not include plans of acquired companies under which the Company does not make any awards. Of the number of shares available for future issuance,
     21.92 million of such shares are available under the EIP, which provides for awards of restricted stock, in addition to (or in lieu of) options, warrants and rights, and 132,600 shares are available under plans that provide for awards of restricted stock only.

     Most of the equity awards made by the Company are granted under four shareholder approved plans--the Citigroup 1999 Stock Incentive Plan; the Travelers Group Capital Accumulation Plan; the 1997 Citicorp Stock Incentive Plan; and the Citigroup 2000 Employee Stock Purchase Plan. A small percentage of equity awards are granted under several non-shareholder approved plans, primarily the Citigroup Employee Incentive Plan ("EIP"). Generally, the awards are made to employees who participate in the Company's stock option, stock award or stock purchase programs.

     All of the plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors (the "Committee"), which is comprised entirely of non-employee independent directors. Persons eligible to participate in the Company's equity plans are selected by management from time to time and approved by the Committee.

     The following disclosure is provided with respect to the EIP and other plans that have not been submitted to shareholders for approval. Additional information regarding the Company's equity compensation programs can be found in
Note 23 to the Company's financial statements.

NON-SHAREHOLDER APPROVED PLANS

     The EIP, originally adopted by the Board of Directors in 1991, was amended by the Board of Directors on April 17, 2001. Under the EIP, the Company may award stock options, stock appreciation rights and other forms of stock awards, including restricted stock, deferred stock and stock units. Executive officers of the Company are not eligible to receive awards under the EIP or other non-shareholder approved plans. EIP awards are generally restricted or deferred stock awards, or stock options. The awards are made to new hires and to participants in the Company's Capital Accumulation Program ("CAP") who are not executive officers of the Company. CAP is an incentive and retention award program pursuant to which a specified portion of a participant's incentive compensation (or commissions) is delivered in the form of a restricted or deferred stock award, or in some cases, restricted or deferred stock and stock options. Vesting periods for EIP restricted and deferred stock awards, including awards pursuant to CAP, are generally from three to five years and the awards are subject to cancellation if a participant voluntarily leaves the Company. Stock options awarded under the EIP, including CAP options, are non-qualified stock options. Options granted prior to January 1, 2003 have ten-year terms and vest at a rate of 20% per year, with the first vesting date generally occurring twelve to eighteen months following the grant date. Generally, the options are cancelled if an employee leaves the Company, except if for retirement, disability or death, in which case the options may be exercisable for a limited time.

     Additionally, since December 2001, deferred stock awards that used to be made under certain deferred compensation plans administered by Salomon Smith Barney are now made under the EIP. These plans provide for deferred stock awards to employees who meet certain specified performance targets. Generally, the awards vest in five years. Awards are cancelled if an employee voluntarily leaves the Company prior to vesting. Since December 2001, all equity awards under these deferred compensation plans have been granted under the EIP. Deferred stock awards granted under the Salomon Smith Barney Inc. Branch Managers Asset Deferred Bonus Plan, the Salomon Smith Barney Inc. Asset Gathering Bonus Plan, the Salomon Smith Barney Inc. Directors' Council Milestone Bonus Plan and the Salomon Smith Barney Inc. Stock Bonus Plan for FC Associates prior to December 2001 remain outstanding.

     The Travelers Group Capital Accumulation Plan for PFS Representatives (the "PFS Plan"), the Travelers Property Casualty Corp. Agency Capital Accumulation Plan for Citigroup Stock (the "TPC Plan"), the Travelers Life and Annuity Agency Capital Accumulation Plan, and the Travelers Life and Annuity (Producers Group) Agency Stock Incentive Program (the "TLA Program") were adopted by the Company at various times. These plans provide for CAP awards and other restricted stock awards to agents of certain subsidiaries or affiliates of the Company. The TPC Plan was terminated with respect to new awards upon the spin-off of Travelers Property Casualty Corp.
in August 2002. The TLA Program was terminated with respect to new awards following a one-time award in 2001. Beginning in July 2002, awards pursuant to the PFS Plan are being made under the EIP.

     The Travelers Group Stock Option Plan for PFS Representatives was adopted in 1991. The plan provided for non-qualified stock option grants to certain exclusive insurance agents. The plan is terminated with respect to new awards, and all options that remain outstanding under the plan will expire by no later than January 2005.

     In connection with the acquisition of Associates First Capital Corporation ("Associates") in 2001, the Company assumed options granted to former Associates directors pursuant to the Associates First Capital Corporation Deferred Compensation Plan for Non-Employee Directors. Upon the acquisition, the options vested and were converted to options to purchase Citigroup common stock, and the plan was terminated. All options that remain outstanding under the plan will expire by no later than January 2010.

     The Citigroup 2000 International Stock Purchase Plan (the "International Plan") was adopted in 2000 to allow employees outside the United States to participate in the Company's stock purchase programs. The terms of the International Plan are identical to the terms of the shareholder-approved Citigroup 2000 Stock Purchase Plan (the "U.S. Plan"), except that it is not intended to be qualified under Section 423 of the Internal Revenue Code. The number of shares available for issuance under both plans may not exceed the number authorized for issuance under the U.S. Plan.

EXECUTIVE OFFICERS

The following information with respect to each executive officer of Citigroup is set forth below as of March 3, 2003: name, age and the position held with Citigroup.

NAME                      AGE   POSITION AND OFFICE HELD
---------------------------------------------------------------
Sir Winfried F.W.          61   Chairman, Citigroup Europe
Bischoff
Michael A. Carpenter       55   Chairman & CEO, Citigroup
                                Global Investments
Robert Druskin             55   Chief Operations and
                                Technology Officer; President
                                & COO, Global Corporate &
                                Investment Bank
Stanley Fischer            59   Vice Chairman; President,
                                Citigroup International
William P. Hannon          54   Controller and Chief
                                Accounting Officer; Managing
                                Director, Citigroup Business
                                Services
Michael S. Helfer          57   General Counsel and Corporate
                                Secretary
Thomas W. Jones            53   Chairman & CEO, Global
                                Investment Management;
                                Chairman & CEO, Citigroup
                                Asset Management
Sallie Krawcheck           38   Chairman & CEO, Smith Barney
Marjorie Magner            53   Chief Operating Officer,
                                Global Consumer Group
Michael T. Masin           58   Vice Chairman and Chief
                                Operating Officer
Sir Deryck C. Maughan      55   Vice Chairman; Chairman &
                                CEO, Citigroup International;
                                Chairman, Cross-Marketing
                                Group; Chairman, Citigroup
                                Japan
Victor J. Menezes          53   Senior Vice Chairman
Charles Prince             53   Chairman & CEO, Global
                                Corporate and Investment Bank
William R. Rhodes          67   Senior Vice Chairman;
                                Chairman, Citicorp/Citibank,
                                N.A.
Robert E. Rubin            64   Member, Office of the
                                Chairman; Chairman of the
                                Executive Committee
Todd S. Thomson            42   Chief Financial Officer;
                                Executive Vice President,
                                Finance
Sanford I. Weill           69   Chairman & CEO
Robert B. Willumstad       57   President; Chairman & CEO,
                                Global Consumer; President & CEO,
                                Citicorp/Citibank, N.A.

     Except as described below, each executive officer has been employed in such position or in other executive or management positions within the Company for at least five years.

     Sir Winfried Bischoff joined Citigroup in April 2000 upon the merger of J. Henry Schroder & Co. Ltd. with Salomon Smith Barney Holdings Inc. and, from 1995 until that time, he was Chairman and Group Chief Executive of J. Henry Schroder & Co. Ltd. Mr. Fischer joined Citigroup in 2002 and, prior to that time, was the First Deputy Managing Director of the International Monetary Fund. Mr. Helfer joined Citigroup in February 2003 and, prior to that time, was Executive Vice President, Nationwide Mutual Insurance Company and Nationwide Financial Services, Inc. from 2000 to 2003. Previously, Mr. Helfer was a partner and head of the financial institutions practice group at Wilmer, Cutler and Pickering. Ms. Krawcheck joined Citigroup in 2002 and, prior to that time, was Chairman and Chief Executive Officer of Sanford C. Bernstein and an Executive Vice President of Bernstein's parent company, Alliance Capital Management, L.P. from 2001. Prior to that time, Ms. Krawcheck was the Director of Research at Bernstein. Mr. Masin joined Citigroup in 2002 and, prior to that time, was President and Vice Chairman of Verizon Communications Inc. from 2000. Previously, Mr. Masin was Vice Chairman and President, International, of GTE Corporation. Mr. Rubin joined Citigroup in October 1999 and, prior to that time, served as Secretary of the Treasury of the United States from 1995 to 1999. Mr. Thomson joined Citigroup in July 1998 and, prior to that time, was Senior Vice President, Strategic Planning and Business Development for GE Capital Services.

10-K CROSS-REFERENCE INDEX

This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2002 results.

FORM 10-K

ITEM NUMBER                                              PAGE
PART I
1.  BUSINESS                                    2 - 4, 6 - 59
                                                    108 - 114
2.  PROPERTIES                                            110
3.  LEGAL PROCEEDINGS                               110 - 113
4.  SUBMISSION OF MATTERS TO A VOTE OF                    NOT
      SECURITY HOLDERS                             APPLICABLE
--------------------------------------------------------------
PART II
5.  MARKET FOR REGISTRANT'S COMMON
     EQUITY AND RELATED STOCKHOLDER MATTERS    103, 116 - 118
6.  SELECTED FINANCIAL DATA                                 5
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS                                       6 - 59
7A. QUANTITATIVE AND QUALITATIVE               37 - 49, 78-85
        DISCLOSURES ABOUT MARKET RISK                97 - 101
8.  FINANCIAL STATEMENTS AND
      SUPPLEMENTARY DATA                             63 - 107
9.  CHANGES IN AND DISAGREEMENTS WITH
     ACCOUNTANTS  ON ACCOUNTING AND                       NOT
     FINANCIAL DISCLOSURE                          APPLICABLE
--------------------------------------------------------------
PART III
10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
       REGISTRANT                                         114*
11.  EXECUTIVE COMPENSATION                                  **
12.  SECURITY OWNERSHIP OF CERTAIN
        BENEFICIAL OWNERS AND MANAGEMENT
        AND RELATED STOCKHOLDER MATTERS             113 - 114***
13.  CERTAIN RELATIONSHIPS AND RELATED
        TRANSACTIONS                                         ****
14.  CONTROLS AND PROCEDURES                               59
15.  EXHIBITS, FINANCIAL STATEMENT
        SCHEDULES, AND REPORTS ON FORM 8-K                116
--------------------------------------------------------------

* For information regarding Citigroup Directors, see the material under the caption "Election of Directors" in the definitive Proxy Statement for Citigroup's Annual Meeting of Stockholders to be held on April 15, 2003, filed with the SEC (the "Proxy Statement"), incorporated herein by reference.
** See the material under the captions "Executive Compensation" and "How We Have Done" in the Proxy Statement, incorporated herein by reference.
*** See the material under the captions "About the Annual Meeting" and "Stock Ownership" in the Proxy Statement, incorporated herein by reference.
**** See the material under the captions "Election of Directors" and "Executive Compensation" in the Proxy Statement, incorporated herein by reference.

        None of the foregoing incorporation by reference shall include the information referred to in Item 402(a)(8) of Regulation S-K.

CORPORATE INFORMATION

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

-    Citigroup's Restated Certificate of Incorporation, as amended,
-    Citigroup's By-Laws,
-    Instruments Defining the Rights of Security Holders, Including Indentures,
- Material Contracts, including certain compensatory plans available only to officers and/or directors,
-    Statements re: Computation of Ratios,
-    Code of Ethics for Financial Professionals,
-    Subsidiaries of the Registrant,
-    Consents of Experts,
- Powers of Attorney of Directors Armstrong, Belda, David, Derr, Deutch, Harp Helu, Hernandez Ramirez, Jordan, Mark, Mecum, Parsons, Pearson, Rubin, Thomas, and Zankel,
-    CEO and CFO certifications under Section 906 of the Sarbanes-Oxley Act of
     2002.

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

     Pursuant to the Agreement and Plan of Merger, dated as of May 21, 2002, by and among the Company, Golden State Bancorp Inc., a Delaware corporation (GSB), and the other parties named therein (the Merger Agreement), on November 7, 2002, GSB merged with and into a newly formed subsidiary of the Company (the Merger). In the Merger, the Company acquired all of the outstanding capital stock of GSB in consideration for an aggregate of approximately $2.3 billion in cash and 79.5 million shares of Company common stock, of which 2,718,347 shares were issued to Hunter's Glen/Ford, Ltd., a limited partnership organized under the laws of the State of Texas (HG/F), in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof. No underwriters were used in this transaction.

     Pursuant to the Securityholders Agreement entered into by and among the Company, GSB and certain shareholders of GSB (including GSB Investments Corp., a Delaware corporation (GSB Investments), and HG/F and their respective affiliates), on November 11, 2002, an aggregate of 3,413,977 shares of Company common stock were issued to GSB Investments and HG/F in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof. These shares were issued in satisfaction of the rights of GSB Investments and HG/F to receive common stock of GSB in respect of $107,902,207 of federal income tax benefits realized by GSB.

     Pursuant to the Securityholders Agreement, GSB Investments and HG/F made certain representations to the Company as to investment intent and that they possessed a sufficient level of financial sophistication. The unregistered shares are subject to restrictions on transfer absent registration under or compliance with the Securities Act of 1933.

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

     On November 14, 2002, the Company filed a Current Report on Form 8-K, dated November 7, 2002, filing as exhibits under Item 7 thereof the Terms Agreement, dated November 7, 2002, the Forms of Notes and the Form of Fiscal Agency Agreement relating to the offer and sale of the Company's 4.625% Notes due November 14, 2007.

     On November 20, 2002, the Company filed a Current Report on Form 8-K, dated November 20, 2002, (a) noting under Item 5 thereof that the Company, in its Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002, had presented Travelers Property and Casualty Corp. as a discontinued operation and also had presented updated business segment disclosures based on certain recent organizational changes and (b) filing as exhibits under Item 7 thereof (i) supplemental information of Citigroup reflecting certain organizational and discontinued operations changes, (ii) historical audited consolidated financial statements of Citigroup, conformed to reflect organization changes and discontinued operations and (iii) the independent auditors' report.

     On December 4, 2002, the Company filed a Current Report on Form 8-K, dated December 4, 2002, filing as an exhibit under Item 7 thereof the Historical Annual Supplement of Citigroup.

     On December 23, 2002, the Company filed a Current Report on Form 8-K, dated December 23, 2002, (a) reporting under Item 5 thereof that Citigroup had reached a settlement-in-principle with the SEC, the NASD, the NYSE and the Attorney General of New York of all issues raised in their research, initial public offerings allocation and spinning-related inquiries, and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated December 23, 2002.

     No other reports on Form 8-K were filed during the 2002 fourth quarter; however, on January 22, 2003, the Company filed a Current Report on Form 8-K, dated January 21, 2003, reporting under Item 5 thereof the results of its operations for the quarter and year ended December 31, 2002, and certain other selected financial data.

     On January 31, 2003, the Company filed a Current Report on Form 8-K, dated January 24, 2003, filing as exhibits under Item 7 thereof the Terms Agreement, dated January 24, 2003, and the Form of Note relating to the offer and sale of the Company's 3.50% Notes due February 1, 2008.

     On February 7, 2003, the Company filed a Current Report on Form 8-K, dated January 30, 2003, filing as exhibits under Item 7 thereof the Terms Agreement, dated January 30, 2003, and the Form of Note relating to the offer and sale of the Company's Floating Rate Notes due February 7, 2005.

     On February 13, 2003, the Company filed a Current Report on Form 8-K, dated February 13, 2003, filing as an exhibit under Item 7 thereof an opinion regarding certain tax matters in connection with the issuance by Citigroup Capital IX of capital securities.

     On February 19, 2003, the Company filed a Current Report on Form 8-K, dated February 11, 2003, filing as exhibits under Item 7 thereof the Terms Agreement, dated February 11, 2003, and the Form of Note relating to the offer and sale of the Company's 5.875% Subordinated Notes due February 22, 2033.

Securities and Exchange Commission
Washington, DC 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 Commission File Number 1-9924

Citigroup Inc.
Incorporated in the State of Delaware
IRS Employer Identification Number: 52-1568099
Address: 399 Park Avenue
New York, New York 10043
Telephone: 212 559 1000

STOCKHOLDER INFORMATION

Citigroup common stock is listed on the New York Stock Exchange and the Pacific Exchange under the ticker symbol "C."

     Citigroup Preferred Stock Series F, G, H, and M are also listed on the New York Stock Exchange.

     Citigroup Litigation Tracking Warrants are listed on the Nasdaq National Market under the ticker symbol "GSBNZ."

ANNUAL MEETING

The annual meeting will be held at 9:00 a.m. on April 15, 2003, at Carnegie Hall, 154 West 57th Street, New York, NY.

TRANSFER AGENT

Stockholder address changes and inquiries regarding stock transfers, dividend replacement, 1099-DIV reporting, and lost securities for common and preferred stocks should be directed to:

     Citibank Stockholder Services
     P. O. Box 43077
     Providence, RI  02940-3077
     Telephone No. 816 843 4281
     Toll-free No. 888 250 3985
     Facsimile No. 201 324 3284
     E-mail address: Citibank@shareholders-online.com

EXCHANGE AGENT

Holders of Golden State Bancorp, Associates First Capital Corporation, Citicorp or Salomon Inc. common stock, Citigroup Inc. Preferred Stock Series J, K, Q, R, S, T, or U, Salomon Inc. Preferred Stock Series E or D, or Travelers Group Preferred Stock Series A or D should arrange to exchange their certificates by contacting:

     Citibank Stockholder Services
     P. O. Box 43035
     Providence, RI  02940-3035
     Telephone No. 816 843 4281
     Toll-free No. 888 250 3985
     Facsimile No. 201 324 3284
     E-mail address: Citibank@shareholders-online.com

     The 2002 Forms 10-K filed with the Securities and Exchange Commission for the Company and certain subsidiaries, as well as Annual and Quarterly reports, are available from Citigroup Document Services toll free at 877 936 2737 (outside the United States at 718 765 6514 or by writing to:

     Citigroup Document Services
     140 58th Street, Suite 7i
     Brooklyn, NY  11220

     Copies of this annual report and other Citigroup financial reports can be viewed or retrieved through the Company's website at http://www.citigroup.com by clicking on the "Investors Relations" page and selecting "SEC Filings" or through the SEC's website at http://www.sec.gov.

CORPORATE GOVERNANCE MATERIALS

     The following materials, which have been adopted by the Company, are available on the Company's website at http://www.citigroup.com: the Company's
(i) corporate governance guidelines, (ii) code of conduct, (iii) code of ethics for financial professionals, and (iv) charters of (a) the audit committee, (b) the personnel and compensation committee, (c) the public affairs committee, and
(d) the nomination and governance committee. The code of ethics for financial professionals applies to the Company's principal executive officer, principal financial officer and principal accounting officer. Amendments and waivers, if any, to the code of ethics for financial professionals will be disclosed on the Company's website.

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND (g) OF THE ACT
A list of Citigroup securities registered pursuant to Section 12(b) and (g) of the Securities Exchange Act of 1934 is available from Citigroup Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043 or on the Internet at http://www.sec.gov.

     As of February 3, 2003, Citigroup had 5,131,925,735 shares of common stock outstanding.

     As of February 3, 2003, Citigroup had approximately 216,500 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

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

     Citigroup is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).

     The aggregate market value of Citigroup common stock held by non-affiliates of Citigroup on February 3, 2003 was approximately $178 billion.

     Certain information has been incorporated by reference as described herein into Part III of this annual report from Citigroup's 2003 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2003.

CITIGROUP INC.
(REGISTRANT)

/s/ Todd S. Thomson
Todd S. Thomson
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of March, 2003.

Citigroup's Chairman and Principal Executive Officer:


/s/ Sanford I. Weill
Sanford I. Weill

Citigroup's Principal Financial Officer:

/s/ Todd S. Thomson
Todd S. Thomson


Citigroup's Principal Accounting Officer:



/s/ William P. Hannon
William P. Hannon

The Directors of Citigroup listed below executed a power of attorney appointing Todd S. Thomson their attorney-in-fact, empowering him to sign this report on their behalf.

C. Michael Armstrong
Alain J.P. Belda
George David
Kenneth T. Derr
John M. Deutch
Alfredo Harp Helu
Roberto Hernandez Ramirez
Ann Dibble Jordan
Reuben Mark
Dudley C. Mecum
Richard D. Parsons
Andrall E. Pearson
Robert E. Rubin
Franklin A. Thomas
Arthur Zankel


By: /s/ Todd S. Thomson

                                 CERTIFICATIONS


I, Sanford I. Weill, certify that:

1.   I have reviewed this annual report on Form 10-K of Citigroup Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 3, 2003



By: /s/ Sanford I. Weill, Chief Executive Officer


I, Todd S. Thomson, certify that:

1.   I have reviewed this annual report on Form 10-K of Citigroup Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 3, 2003



By: /s/  Todd S. Thomson, Chief Financial Officer

CITIGROUP BOARD OF DIRECTORS

C. MICHAEL ARMSTRONG
Chairman
Comcast Corporation

ALAIN J.P. BELDA
Chairman and Chief Executive Officer
Alcoa Inc.

GEORGE DAVID
Chairman and Chief Executive Officer
United Technologies Corporation

KENNETH T. DERR
Chairman, Retired
ChevronTexaco Corporation

JOHN M. DEUTCH
Institute Professor
Massachusetts Institute of Technology

ALFREDO HARP HELU
Chairman
Grupo Financiero Banamex

ROBERTO HERNANDEZ RAMIREZ
Chairman
Banco Nacional de Mexico

ANN DIBBLE JORDAN
Consultant

REUBEN MARK
Chairman and Chief Executive Officer
Colgate-Palmolive Company

DUDLEY C. MECUM
Managing Director
Capricorn Holdings, LLC

RICHARD D. PARSONS
Chief Executive Officer
AOL Time Warner Inc.

ANDRALL E. PEARSON
Founding Chairman
YUM! Brands, Inc.

ROBERT E. RUBIN
Chairman, Executive Committee;
Member, Office of the Chairman
Citigroup Inc.

FRANKLIN A. THOMAS
Consultant
TFF Study Group

SANFORD I. WEILL
Chairman and Chief Executive Officer
Citigroup Inc.

ARTHUR ZANKEL
Senior Managing Member
High Rise Capital Management, L.P.

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

3.01.5             Certificate of Designation of 6.767% Cumulative Preferred
                  Stock, Series YYY, of the Company, incorporated by reference to Exhibit 3.01.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-9924) (the "Company's 2001 10-K").

3.02               By-Laws of the Company, as amended, effective October 26,
                  1999, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 (File No. 1-9924).

10.01*             Amended and Restated Employment Agreement, dated as of
                  November 16, 2001, between the Company and Sanford I. Weill, incorporated by reference to Exhibit 10.01 to the Company's 2001 10-K.

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

10.05*             Citigroup Inc. Amended and Restated Compensation Plan for
                  Non-Employee Directors (as of December 31, 2001), incorporated by reference to Exhibit 10.05 to the Company's 2001 10-K.

10.05.1*           Amendment to the Citigroup Inc. Amended and Restated
                  Compensation Plan for Non-Employee Directors (as of September 17, 2002), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 1-9924).

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

10.13+ Citigroup Employee Incentive Plan, amended and restated as of April 17, 2001.

10.14+             Citigroup 2000 Stock Purchase Plan (effective May 1, 2000), amended and restated as of February 28, 2003.

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

10.17.2*           Amendment to the Citicorp Deferred Compensation Plan,
                  incorporated by reference to Exhibit 10.18.2 to the Company's 1999 10-K.

10.17.3*           Amendment to the Citicorp Deferred Compensation Plan
                  (effective as of September 28, 2001), incorporated by reference to Exhibit 10.17.3 to the Company's 2001 10-K.

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

10.22.1*           Citicorp Directors' Deferred Compensation Plan, Restated
                  May 1, 1988, incorporated by reference to Exhibit 10.23 to the Company's 1998 10-K.

10.22.2*           Amendment to the Citicorp Directors' Deferred Compensation
                  Plan (effective as of December 31, 2001), incorporated by reference to Exhibit 10.22.2 to the Company's 2001 10-K.

10.23.1*           Letter Agreement, dated as of October 26, 1999 (the "Letter
                  Agreement"), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.24 to the Company's 1999 10-K.

10.23.2*           Amendment to the Letter Agreement, dated as of February 6,
                  2002 (the "2002 Letter Agreement"), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.23.2 to the Company's 2001 10-K.

10.23.3*+          Amendment to the 2002 Letter Agreement, dated as of
                  February 10, 2003, between the Company and Robert E. Rubin.

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

10.26*             Letter Agreement, dated December 20, 2001, between the
                  Company and Stanley Fischer, incorporated by reference to
                  Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (File No. 1-9924).

10.27*+            Letter Agreement, dated October 7, 2002, between the
                  Company and Michael T. Masin.

10.28*+            Letter Agreement, dated October 30, 2002, between the
                  Company and Sallie Krawcheck.

10.29*+            Letter Agreement, dated February 3, 2003, between the
                  Company and Michael S. Helfer.

12.01+             Calculation of Ratio of Income to Fixed Charges.

12.02+             Calculation of Ratio of Income to Fixed Charges Including
                  Preferred Stock Dividends.

14.01+             Code of Ethics.

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

      Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2002 Annual Report on Form 10-K) to security holders who make written request therefor to

Corporate Governance, Citigroup Inc., 425 Park Avenue, 2nd Floor, New York, New York 10043.

--------------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
+ Filed herewith.