Form 10-Q
period 2003-03-31
CITIGROUP INC
filed 2003-05-02
CIK 831001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  /X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES /X/ NO / /

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

          COMMON STOCK OUTSTANDING AS OF MARCH 31, 2003: 5,148,041,965

                    AVAILABLE ON THE WEB AT www.citigroup.com

                                 CITIGROUP INC.

                                TABLE OF CONTENTS

                                                                              PAGE NO.
                                                                              --------
                         Part I - Financial Information

Item 1.   Financial Statements:

            Consolidated Statement of Income (Unaudited) -
              Three Months Ended March 31, 2003 and 2002                            53

            Consolidated Statement of Financial Position -
              March 31, 2003 (Unaudited) and December 31, 2002                      54

            Consolidated Statement of Changes in Stockholders' Equity
              (Unaudited) - Three Months Ended March 31, 2003 and 2002              55

            Consolidated Statement of Cash Flows (Unaudited) -
              Three Months Ended March 31, 2003 and 2002                            56

            Notes to Consolidated Financial Statements (Unaudited)                  57

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                               5 - 52

Item 3.     Quantitative and Qualitative Disclosures About Market Risk         38 - 41
                                                                                    64

Item 4.     Controls and Procedures                                                 52

                           Part II - Other Information

Item 1.     Legal Proceedings                                                       69

Item 4.     Submission of Matters to a Vote of Security Holders                     70

Item 6.     Exhibits and Reports on Form 8-K                                        71

Signatures                                                                          73

Certifications                                                                      74

Exhibit Index                                                                       76

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

The Company's activities are conducted through the Global Consumer, Global Corporate and Investment Bank (GCIB), Private Client Services (PCS), Global Investment Management (GIM) and Proprietary Investment Activities business segments.

The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Certain of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities. This quarterly report on Form 10-Q should be read in conjunction with Citigroup's 2002 Annual Report on Form 10-K.

The periodic reports of Citicorp, Citigroup Global Markets Holdings Inc. (CGMHI) (formerly Salomon Smith Barney Holdings Inc.), The Student Loan Corporation
(STU), The Travelers Insurance Company (TIC) and Travelers Life and Annuity Company (TLAC), subsidiaries of the Company that make filings pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), provide additional business and financial information concerning those companies and their consolidated subsidiaries.

The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043, telephone number 212 559 1000. Additional information about Citigroup is available on the Company's website at http://www.citigroup.com.

Citigroup's annual report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K, and all amendments to these reports, are available free of charge through the Company's website by clicking on the "Investor Relations" page and selecting "SEC Filings." The Securities and Exchange Commission (SEC) website contains reports, proxy and information statements, and other information regarding the Company at http://www.sec.gov.

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

CARDS provides MasterCard, VISA and private label credit and charge cards. North America Cards includes the operations of Citi Cards, the Company's primary brand in North America, and Mexico Cards. International Cards provides credit and charge cards to customers in Europe, the Middle East and Africa (EMEA), Japan, Asia and Latin America.

CONSUMER FINANCE provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of March 31, 2003, North America Consumer Finance maintained 2,394 offices, including 2,166 CitiFinancial offices in the U.S. and Canada, while International Consumer Finance maintained 1,103 offices, including 840 in Japan. CONSUMER FINANCE offers real estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

RETAIL BANKING provides banking, lending, investment and insurance services to customers through retail branches and electronic delivery systems. In North America, RETAIL BANKING includes the operations of Citibanking North America and Consumer Assets, Primerica Financial Services (Primerica) and Mexico Retail Banking. Citibanking North America delivers banking, lending, investment and insurance services through 781 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet banking site on the World Wide Web. The Consumer Assets business originates and services mortgages and student loans for customers across the U.S. The business operations of Primerica involve the sale, mainly in North America, of life insurance and other products manufactured by its affiliates, including Smith Barney mutual funds, CitiFinancial mortgages and personal loans and the products of our LIFE INSURANCE AND ANNUITIES business within the GIM segment. The Primerica sales force is composed of over 100,000 independent representatives. Mexico Retail Banking consists of the branch banking operations of Banamex. International Retail Banking provides full-service banking and investment services in EMEA, Japan, Asia and Latin America.

GLOBAL CORPORATE AND INVESTMENT BANK

GLOBAL CORPORATE AND INVESTMENT BANK (GCIB) provides corporations, governments, institutions and investors in over 100 countries and territories with a broad range of financial products and services. Global Corporate and Investment Bank includes CAPITAL MARKETS AND BANKING and TRANSACTION SERVICES.

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

PRIVATE CLIENT SERVICES

PRIVATE CLIENT SERVICES (PCS) provides investment advice, financial planning and brokerage services to affluent individuals, small and mid-size companies, non-profits and large corporations primarily through a network of more than 12,400 Smith Barney Financial Consultants in more than 500 offices worldwide. In addition, Private Client Services provides independent client-focused research to individuals and institutions around the world.

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

GLOBAL INVESTMENT MANAGEMENT

GLOBAL INVESTMENT MANAGEMENT (GIM) offers a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high-net-worth and retail clients. Global Investment Management includes LIFE INSURANCE AND ANNUITIES, PRIVATE BANK and ASSET MANAGEMENT.

LIFE INSURANCE AND ANNUITIES comprises Travelers Life and Annuity (TLA) and International Insurance Manufacturing (IIM). TLA offers individual annuity, group annuity, individual life insurance and Corporate Owned Life insurance
(COLI) products. The individual products include fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance. These products are primarily distributed through Citigroup's businesses, a nationwide network of independent agents and unaffiliated broker/dealers. The COLI product is a variable universal life product distributed through independent specialty brokers. The group products include institutional pension products, including guaranteed investment contracts, payout annuities, group annuities to employer-sponsored retirement and savings plans, and structured finance transactions. The IIM business provides credit, life, health, disability and other insurance products, as well as annuities internationally, leveraging the existing distribution channels of the CONSUMER FINANCE, RETAIL BANKING and ASSET MANAGEMENT (retirement services) businesses. IIM primarily has operations in Mexico, EMEA, Latin America and Asia. TLA and IIM include the realized investment gains/(losses) from sales on certain insurance related investments.

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

ASSET MANAGEMENT includes Citigroup Asset Management, Citigroup Alternative Investment Institutional business, Banamex asset management and retirement services businesses and Citigroup's other retirement services businesses in North America and Latin America. These businesses offer institutional, high-net-worth and retail clients a broad range of investment alternatives from investment centers located around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, alternative investments (including hedge funds, private equity and credit structures), variable annuities through affiliated and third-party insurance companies, and pension administration services.

PROPRIETARY INVESTMENT ACTIVITIES

PROPRIETARY INVESTMENT ACTIVITIES is comprised of Citigroup's proprietary Private Equity investments and Other Investment Activities which includes Citigroup's proprietary investments in hedge funds and real estate investments, investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, ownership of Travelers Property Casualty Corp. shares and Citigroup's Alternative Investments (CAI) business, for which the net profits on products distributed through Citigroup's ASSET MANAGEMENT, PRIVATE CLIENT and PRIVATE BANK businesses are reflected in the respective distributor's income statement through net revenues.

CORPORATE/OTHER

Corporate/Other includes net corporate treasury results, corporate expenses, certain intersegment eliminations, the results of discontinued operations, the cumulative effect of accounting change and taxes not allocated to the individual businesses.

INTERNATIONAL

Citigroup International (whose operations are fully reflected in the product disclosures above), in partnership with our global product groups, offers a broad range of consumer financial services, corporate and investment banking services and investment management to some 50 million customer accounts in more than 100 countries throughout Asia, Japan, EMEA and Latin America.

The product mix differs in each region, depending upon local conditions and opportunities. Citigroup International also offers an array of wealth management services, with integrated offerings and dedicated service centers.

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ----------------------------
IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA                           2003            2002
------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE(1)                                $     18,536    $     17,798
Operating expenses                                                         9,552           9,056
Benefits, claims, and credit losses(1)                                     2,924           3,362
                                                                    ----------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES,
  MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE             6,060           5,380
Income taxes                                                               1,919           1,879
Minority interest, after-tax                                                  38              17
                                                                    ----------------------------
INCOME FROM CONTINUING OPERATIONS                                          4,103           3,484
INCOME FROM DISCONTINUED OPERATIONS(2)                                         -           1,406
CUMULATIVE EFFECT OF ACCOUNTING CHANGE(3)                                      -             (47)
                                                                    ----------------------------

NET INCOME                                                          $      4,103    $      4,843
================================================================================================
EARNINGS PER SHARE:

  BASIC:
  Income from continuing operations                                 $       0.80    $       0.68
  Net Income                                                        $       0.80    $       0.94

  DILUTED:
  Income from continuing operations                                 $       0.79    $       0.66
  Net Income                                                        $       0.79    $       0.93
================================================================================================

Return on Average Common Equity                                             19.3%           24.0%

Total Assets (IN BILLIONS)                                          $    1,137.0    $    1,057.7
Total Equity (IN BILLIONS)                                          $       87.3    $       83.6

Tier 1 Capital                                                              8.67%           9.13%
Total Capital Ratio                                                        11.57%          11.59%
================================================================================================

(1) Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of credit card securitization activities including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses would each have been increased by $1.102 billion and $1.013 billion in the 2003 and 2002 first quarters, respectively. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way the business is managed. See the discussion of the CARDS business on page 16.

(2) Travelers Property Casualty Corp. (TPC) (a wholly-owned subsidiary of Citigroup on December 31, 2001) sold 231,000,000 shares of its class A common stock in an initial public offering (IPO) on March 27, 2002. Citigroup made a tax-free distribution to its stockholders of a portion of its ownership interest in TPC on August 20, 2002. Discontinued Operations includes the operations of TPC, the $1.270 billion gain on the IPO ($1.061 billion after-tax recognized in the 2002 first quarter and $97 million after-tax recognized in the 2002 third quarter) and income taxes. Following the distribution, Citigroup was a holder of approximately 9.9% of TPC's common equity. See Note 4 to the Consolidated Financial Statements.

(3) Accounting Change refers to the 2002 first quarter adoption of the remaining provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). See Note 2 to the Consolidated Financial Statements.

BUSINESS FOCUS

The following tables show the net income (loss) for Citigroup's businesses both on a product view and on a regional view.

CITIGROUP NET INCOME - PRODUCT VIEW

                                                          FIRST QUARTER
                                                     ------------------------
IN MILLIONS OF DOLLARS                                  2003         2002(1)
-----------------------------------------------------------------------------
GLOBAL CONSUMER
CARDS                                                $      735    $      579
CONSUMER FINANCE                                            485           530
RETAIL BANKING                                              942           611
Other                                                       (16)          (20)
-----------------------------------------------------------------------------
TOTAL GLOBAL CONSUMER                                     2,146         1,700
-----------------------------------------------------------------------------

GLOBAL CORPORATE AND INVESTMENT BANK
CAPITAL MARKETS AND BANKING                               1,226         1,110
TRANSACTION SERVICES                                        197            89
Other                                                         8           (23)
-----------------------------------------------------------------------------
TOTAL GLOBAL CORPORATE AND INVESTMENT BANK                1,431         1,176
-----------------------------------------------------------------------------

PRIVATE CLIENT SERVICES                                     157           217
-----------------------------------------------------------------------------

GLOBAL INVESTMENT MANAGEMENT
LIFE INSURANCE AND ANNUITIES(2)                             236           214
PRIVATE BANK                                                125           111
ASSET MANAGEMENT                                            105            99
-----------------------------------------------------------------------------
TOTAL GLOBAL INVESTMENT MANAGEMENT                          466           424
-----------------------------------------------------------------------------

PROPRIETARY INVESTMENT ACTIVITIES                             -            35

CORPORATE/OTHER                                             (97)          (68)
-----------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                         4,103         3,484

INCOME FROM DISCONTINUED OPERATIONS(3)                        -         1,406
CUMULATIVE EFFECT OF ACCOUNTING CHANGE(4)                     -           (47)
-----------------------------------------------------------------------------

NET INCOME                                           $    4,103    $    4,843
=============================================================================

(1)  Reclassified to conform to the current period's presentation.
(2) Includes after-tax realized insurance investment portfolio gains/(losses) of ($2) million and $10 million in the 2003 and 2002 first quarters, respectively.
(3)  See Note 4 to the Consolidated Financial Statements.
(4)  See Note 2 to the Consolidated Financial Statements.

CITIGROUP NET INCOME - REGIONAL VIEW

                                                          FIRST QUARTER
                                                     ------------------------
IN MILLIONS OF DOLLARS                                  2003         2002(1)
-----------------------------------------------------------------------------
NORTH AMERICA (EXCLUDING MEXICO)(2)
   Consumer                                          $    1,442    $    1,221
   Corporate                                                676           721
   Private Client Services                                  157           217
   Investment Management                                    351           352
-----------------------------------------------------------------------------
TOTAL NORTH AMERICA                                       2,626         2,511
-----------------------------------------------------------------------------

MEXICO
   Consumer                                                 164            46
   Corporate                                                120           194
   Investment Management                                     65            48
-----------------------------------------------------------------------------
TOTAL MEXICO                                                349           288
-----------------------------------------------------------------------------

EUROPE, MIDDLE EAST AND AFRICA (EMEA)
   Consumer                                                 167           148
   Corporate                                                252           144
   Investment Management                                     (3)           (4)
-----------------------------------------------------------------------------
TOTAL EMEA                                                  416           288
-----------------------------------------------------------------------------

JAPAN
   Consumer                                                 158           227
   Corporate                                                 32            23
   Investment Management                                     17            15
-----------------------------------------------------------------------------
TOTAL JAPAN                                                 207           265
-----------------------------------------------------------------------------

ASIA (EXCLUDING JAPAN)
   Consumer                                                 193           158
   Corporate                                                179           193
   Investment Management                                     30            27
-----------------------------------------------------------------------------
TOTAL ASIA                                                  402           378
-----------------------------------------------------------------------------

LATIN AMERICA
   Consumer                                                  22          (100)
   Corporate                                                172           (99)
   Investment Management                                      6           (14)
-----------------------------------------------------------------------------
TOTAL LATIN AMERICA                                         200          (213)
-----------------------------------------------------------------------------

PROPRIETARY INVESTMENT ACTIVITIES                             -            35
CORPORATE/OTHER                                             (97)          (68)
-----------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                         4,103         3,484

INCOME FROM DISCONTINUED OPERATIONS(3)                        -         1,406
CUMULATIVE EFFECT OF ACCOUNTING CHANGE(4)                     -           (47)
-----------------------------------------------------------------------------
NET INCOME                                           $    4,103    $    4,843
=============================================================================

(1)  Reclassified to conform to the current period's presentation.
(2)  Excludes Proprietary Investment Activities and Corporate/Other.
(3)  See Note 4 to the Consolidated Financial Statements.
(4)  See Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

INCOME AND EARNINGS PER SHARE

Citigroup reported income from continuing operations of $4.103 billion or $0.79 per diluted share in the 2003 first quarter, up 18% and 20% from $3.484 billion or $0.66 in the 2002 first quarter.

Net income in the 2003 first quarter of $4.103 billion or $0.79 per diluted share were both down 15% from $4.843 billion or $0.93 in the 2002 first quarter. Net income in the 2002 first quarter included income from discontinued operations of $1.406 billion and the cumulative effect of accounting change of ($47) million (see Notes 2 and 4 to the Consolidated Financial Statements). Return on average common equity was 19.3% compared to 24.0% a year ago.

Global Consumer net income increased $446 million or 26% compared to the 2002 first quarter, Global Corporate and Investment Bank (GCIB) increased $255 million or 22%, and Global Investment Management grew $42 million or 10%, while Private Client Services decreased $60 million or 28%, and Proprietary Investment Activities decreased $35 million from the 2002 first quarter.

See individual segment and product discussions on pages 15 - 31 for additional discussion and analysis of the Company's results of operations.

REVENUES, NET OF INTEREST EXPENSE

Total revenues, net of interest expense, of $18.5 billion in the 2003 first quarter were up $738 million or 4% from the 2002 first quarter. Global Consumer revenues were up $913 million or 11% in the 2003 first quarter to $9.6 billion, led by a $470 million or 15% increase in RETAIL BANKING, reflecting the results of the acquisition of Golden State Bancorp (GSB) and growth in most regions, an increase of $212 million or 7% in CARDS, and a $200 million or 9% increase in CONSUMER FINANCE from the prior-year period.

GCIB revenues of $5.4 billion decreased $85 million or 2% from the 2002 first quarter, including a $230 million or 5% decrease in CAPITAL MARKETS AND BANKING, reflecting weak equity capital markets activity. This decrease was partially offset by a $56 million or 7% increase in TRANSACTION SERVICES from the 2002 first quarter.

Private Client Services revenues of $1.327 billion decreased $180 million or 12% from the prior-year period, primarily reflecting lower fee revenue and lower transaction volumes. Global Investment Management revenues of $2.0 billion in the 2003 first quarter were up $83 million or 4% from the 2002 first quarter, reflecting increases in LIFE INSURANCE AND ANNUITIES of $115 million or 11% and PRIVATE BANK of $38 million or 9%, partially offset by a decrease of $70 million or 15% in ASSET MANAGEMENT. Revenues from Proprietary Investment Activities in the 2003 first quarter declined $17 million or 15% from year-ago levels.

SELECTED REVENUE ITEMS

Net interest revenue of $9.7 billion increased $435 million or 5% from year-ago levels reflecting the impact of a changing rate environment, business volume growth in certain markets and the impact of the GSB acquisition.

Total commissions, asset management and administration fees, and other fee revenues of $5.0 billion were down $297 million or 6% compared to the 2002 first quarter, primarily as a result of lower Private Client Services customer activities and assets under fee-based management. Insurance premiums of $825 million were up $45 million or 6% compared to year-ago levels.

Principal transactions revenues of $1.6 billion were down $11 million from a year ago, primarily reflecting declines in global equities. Realized gains from sales of investments were up $132 million to $162 million in the 2003 first quarter, primarily due to gains on the GCIB investment portfolio in 2003. Other revenue of $1.3 billion increased $434 million from 2002, primarily reflecting an increase in revenue from securitized credit card receivables and venture capital activity.

OPERATING EXPENSES

Total operating expenses were $9.6 billion for the 2003 first quarter, up $496 million or 5% from the comparable 2002 period. The increase primarily reflects the addition of GSB, as well as $172 million in severance costs, the cost of expensing options, and higher pension expense, partially offset by expense control initiatives.

Global Consumer expenses were up 11% from the 2002 first quarter, Global Investment Management expenses increased 6% and GCIB expenses increased 2%, while Private Client Services decreased 8% from year-ago levels.

BENEFITS, CLAIMS, AND CREDIT LOSSES

Benefits, claims, and credit losses were $2.9 billion in the 2003 first quarter, down $438 million or 13% from the 2002 first quarter. Global Consumer provisions for benefits, claims, and credit losses of $2.0 billion were down 4% from the 2002 first quarter, reflecting additions to the loan loss reserve in the prior year related to Argentina, partially offset by an increase in CONSUMER FINANCE.

GCIB provisions for credit losses of $244 million in the 2003 first quarter decreased $436 million or 64% from year-ago levels, primarily due to provisions for Argentina and exposures in telecommunications recorded during the 2002 first quarter. Corporate cash-basis loans at March 31, 2003 and 2002 were $4.9 billion and $4.0 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $78 million and $145 million, respectively.

The increase in cash-basis loans from March 31, 2002 was primarily related to increases attributable to borrowers in the telecommunications and energy industries and the transportation leasing and equipment finance portfolios, as well as corporate borrowers in Brazil, Hong Kong, Argentina, and Thailand. Corporate cash-basis loans at March 31, 2003 increased $23 million from December 31, 2002. The improvements in OREO were primarily related to the North America real estate portfolio.

INCOME TAXES

The Company's effective tax rate of 31.7% in the 2003 first quarter declined 320 basis points from 34.9% in the 2002 first quarter. The decline primarily represented benefits for not providing U.S. income taxes for the earnings of certain foreign subsidiaries and a $39 million benefit from a Dividend Received Deduction (DRD) in TLA.

REGULATORY CAPITAL

Total capital (Tier 1 and Tier 2) was $80.1 billion or 11.57% of net risk-adjusted assets, and Tier 1 capital was $60.1 billion or 8.67% at March 31, 2003, compared to $78.3 billion or 11.25% and $59.0 billion or 8.47%, respectively, at December 31, 2002.

ACCOUNTING CHANGES IN 2003

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

Had the Company applied SFAS 123 in accounting for the Company's stock option plans for all options granted, net income and net income per share would have been the pro forma amounts indicated below:

                                                                                          FIRST QUARTER
                                                                                     -----------------------
IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS                                       2003(1)       2002
------------------------------------------------------------------------------------------------------------
                                                                    As reported      $       13   $        -
Compensation expense related to stock option plans, net of tax      Pro forma                94          102

                                                                    As reported      $    4,103   $    4,843
Net income                                                          Pro forma             4,022        4,741

                                                                    As reported      $     0.80   $     0.94
Basic earnings per share                                            Pro forma              0.78         0.92

                                                                    As reported      $     0.79   $     0.93
Diluted earnings per share                                          Pro forma              0.77         0.91
------------------------------------------------------------------------------------------------------------

(1) The $13 million "As reported" expense recognized in the 2003 first quarter represents two months of the expense (net of tax) recognized for options granted in 2003. The "Pro forma" amounts reflect the expense that would have been recognized had all option grants been expensed.

The Company has made changes to various stock-based compensation plan provisions for awards granted after 2002. For example, the vesting period and the term of stock options granted after 2002 have been shortened to three and six years, respectively. In addition, the sale of underlying shares acquired through the exercise of options granted after December 31, 2002 is restricted for a two-year period. The Company continues its existing stock ownership commitment for senior executives which requires executives to retain at least 75% of the shares they own and acquire from the Company, subject to certain minimum ownership guidelines, over the term of their employment. Original option grants in 2003 and thereafter will not have a reload feature; however, previously granted options retain that feature. Other changes also may be made that may impact the SFAS 123 adoption estimates disclosed above. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Act. See "Forward-Looking Statements" on page 32.

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On January 1, 2003, Citigroup adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The impact of adopting SFAS 146 was not material.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation changes the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" (SFAS 94). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

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

The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. The Company is actively pursuing certain restructuring solutions that would enable certain VIEs to meet the criteria for non-consolidation. At this time, it is anticipated that the effect on the Company's Consolidated Statement of Financial

Position could be an increase of $55 billion to assets and liabilities, primarily due to several multi-seller finance companies administered by the Company and certain structured investment vehicles if these non-consolidation solutions are not successful. If consolidation is required, the future viability of these businesses will be assessed. As we continue to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

GUARANTEES AND INDEMNIFICATIONS

On January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. The impact of adopting FIN 45 was not material.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Act. See "Forward-Looking Statements" on page 32.

EVENTS IN 2002 AND 2003

SETTLEMENT OF CERTAIN REGULATORY MATTERS

On April 28, 2003, Salomon Smith Barney Inc. (SSB), now named Citigroup Global Markets Inc., announced final agreements with the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices.

Consistent with the settlement-in-principle announced in December 2002, SSB will pay $300 million for retrospective relief, plus $25 million for investor education, and has committed to spend $75 million to provide independent third-party research to its clients at no charge. SSB will also adopt new policies and procedures to further ensure the independence of its research and address other issues identified in the course of the investigation. SSB reached these final settlement agreements without admitting or denying any wrongdoing or liability. The settlements do not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the 2002 fourth quarter.

IMPACT FROM ARGENTINA'S ECONOMIC CHANGES

Throughout 2002, Argentina experienced significant political and economic changes including severe recessionary conditions, high inflation and political uncertainty. The government of Argentina implemented substantial economic changes, including abandoning the country's fixed U.S. dollar-to-peso exchange rate, and asymmetrically redenominating substantially all of the banking industry's loans, deposits (which were also restricted) and other assets and liabilities previously denominated in U.S. dollars into pesos at different rates. As a result of the impact of these government actions, the Company changed its functional currency in Argentina from the U.S. dollar to the Argentine peso. Additionally, the government issued certain compensation instruments to financial institutions to compensate them in part for losses incurred as a result of the redenomination events. The government also announced a 180-day moratorium against creditors filing foreclosures or bankruptcy proceedings against borrowers. Later in the year, the government modified the terms of certain of their Patriotic Bonds, making them less valuable. The government actions, combined with the severe recessionary economic situation and the devaluation of the peso, adversely impacted Citigroup's business in Argentina.

To reflect the impact of the economic situation in Argentina, Citigroup recorded a total of $858 million in pretax charges in the 2002 first quarter, as follows: a $475 million addition to the allowance for credit losses, $269 million in loan and investment write-downs, a $72 million net charge for currency redenomination and other foreign currency items, and a $42 million restructuring charge. The $72 million net charge includes a benefit from Argentine government compensation instruments.

IN MILLIONS OF DOLLARS                  FIRST QUARTER 2002 PRETAX CHARGES
--------------------------------------------------------------------------------
Provision for credit losses                         $  (475)
Credit and investment write-downs                      (269)
Redenomination charge - net                             (72)
Restructuring charge                                    (42)
                                    --------------------------------------------
Total pretax income impact                          $  (858)
================================================================================

In addition, the impact of the devaluation of the peso produced foreign currency translation losses that reduced Citigroup's equity by $512 million during the 2002 first quarter.

The Argentina Supreme Court has determined that the 2002 redenomination of certain bank deposits of the Province of San Luis with Banco de la Nacion Argentina from dollars to pesos was unconstitutional and has given the parties to that litigation sixty days (commencing March 5, 2003) in which to determine the manner and timing of the re-dollarization. Following this decision, on April 1, 2003, the government issued a regulation providing for a voluntary election on the part of depositors with reprogrammed/restricted balances to receive their peso deposits, including indexation, from their respective banks, as well as a ten-year bond issued directly by the government (the April 2003 Plan). The election period is currently scheduled to expire on May 23, 2003. Through April 23, 2003, Citigroup depositors representing 31% of Citigroup's eligible deposit liabilities in Argentina elected to redeem their deposits under the terms of the April 2003 Plan. The redemption of deposits through April 23, 2003 was effected with no loss to the Company and without a significant impact on the Company's liquidity. Additional costs to the Company cannot be estimated as they will depend on the level of depositor participation in the April 2003 Plan and on future actions or decisions by the Argentine government or judiciary. Further, any voluntary actions the Company might undertake, such as the settlement of reprogrammed deposits completed in January 2003, could mitigate such cost.

An insurance subsidiary of the Company does not yet have a restructuring plan for its voluntary annuity holders that has been approved by the local regulator. The Company is in the process of evaluating the financial impact this may have on future results.

The Company believes it has a sound basis to bring a claim, as a result of various actions of the Argentine government. A recovery on such a claim could serve to reduce the economic loss of the Company. In the opinion of the Company's management, the ultimate resolution of the redenomination would not be likely to have a material adverse effect on the consolidated financial condition of the Company, but may be material to the Company's operating results for any particular period.

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

The above paragraphs contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

INITIAL PUBLIC OFFERING AND TAX-FREE DISTRIBUTION OF TRAVELERS PROPERTY CASUALTY CORP.

Travelers Property Casualty Corp. (TPC) (an indirect wholly owned subsidiary of Citigroup on December 31, 2001) sold 231 million shares of its class A common stock representing approximately 23.1% of its outstanding equity securities in an initial public offering (the IPO) on March 27, 2002. In 2002, Citigroup recognized an after-tax gain of $1.158 billion ($1.061 billion after-tax recognized in the 2002 first quarter and $97 million after-tax recognized in the 2002 third quarter) as a result of the IPO. In connection with the IPO, Citigroup entered into an agreement with TPC that provided that, in any fiscal year in which TPC recorded asbestos-related income statement charges in excess of $150 million, net of any reinsurance, Citigroup would pay to TPC the amount of any such excess up to a cumulative aggregate of $520 million after-tax. A portion of the gross IPO gain was deferred to offset all payments arising in connection with this agreement. In the 2002 fourth quarter, $159 million was paid pursuant to this agreement, with the remaining $361 million paid in the 2003 first quarter.

On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in TPC (the distribution). This non-cash distribution was tax-free to Citigroup, its stockholders and TPC. The distribution was treated as a dividend to stockholders for accounting purposes that reduced Citigroup's Additional Paid-In Capital by approximately $7.0 billion. Following the distribution, Citigroup was a holder of approximately 9.9% of TPC's outstanding equity securities which are carried at fair value in the Proprietary Investment Activities segment and classified as available-for-sale within Investments on the Consolidated Statement of Financial Position.

Following the August 20, 2002 distribution, the results of TPC were reported in the Company's Statements of Income and Cash Flows separately as discontinued operations. TPC represented the primary vehicle by which Citigroup engaged in the property and casualty insurance business.

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

ACCOUNTING CHANGES IN 2002

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, "Business Combinations" (SFAS 141) and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), as required for goodwill and indefinite-lived intangible assets resulting from business combinations consummated after June 30, 2001. The new rules require that all business combinations consummated after June 30, 2001 be accounted for under the purchase method. The nonamortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001.

On January 1, 2002, Citigroup adopted the remaining provisions of SFAS No. 142, when the rules became effective for calendar year companies. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The adoption resulted in a cumulative adjustment of $47 million (after-tax) reported as a charge to earnings related to the impairment of certain intangible assets.

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

SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified four policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations and Argentina. The Company, in consultation with the Audit Committee, has reviewed and approved these significant accounting policies, which are further described in the Company's 2002 Annual Report on Form 10-K.

The net income line in the following business segments and operating unit discussions excludes the cumulative effect of accounting change and income from discontinued operations. The cumulative effect of accounting change and income from discontinued operations is disclosed within the Corporate/Other business segment. See Notes 2 and 4 to the Consolidated Financial Statements. Certain amounts in prior periods have been reclassified to conform to the current period's presentation.

GLOBAL CONSUMER

                                                               FIRST QUARTER
                                                          -----------------------         %
IN MILLIONS OF DOLLARS                                          2003         2002      Change
----------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                         $    9,588   $    8,675        11
Operating expenses                                             4,371        3,944        11
Provisions for benefits, claims, and credit losses             1,995        2,070        (4)
                                                          -----------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                      3,222        2,661        21
Income taxes                                                   1,057          951        11
Minority interest, after-tax                                      19           10        90
                                                          -----------------------
NET INCOME                                                $    2,146   $    1,700        26
==============================================================================================

GLOBAL CONSUMER - which provides banking, lending, including credit and charge cards, and investment and personal insurance products and services to customers around the world -- reported net income of $2.146 billion in the 2003 first quarter, up $446 million or 26% from the prior-year period, driven by double digit growth in CARDS and RETAIL BANKING that was partially offset by a decline in CONSUMER FINANCE. CARDS net income increased $156 million or 27% in the 2003 first quarter, reflecting growth in North America and the absence of prior-year charges related to Argentina. RETAIL BANKING net income increased $331 million or 54% in the 2003 first quarter, reflecting the impact of the Golden State Bancorp (GSB) acquisition, organic revenue growth, improved credit costs and the absence of prior-year charges related to Argentina. CONSUMER FINANCE net income of $485 million declined $45 million or 8% from the 2002 first quarter, as the impact of higher net credit losses in Japan was partially offset by growth in North America that was driven by the addition of the GSB auto finance business.

In November 2002, Citigroup completed the acquisition of GSB, which added $25 billion in deposits and $33 billion in average loans, including $31 billion in RETAIL BANKING and $2 billion in CONSUMER FINANCE in the first quarter of 2003. The integration of GSB continues to be on track, with branch branding and systems conversions successfully completed during the 2003 first quarter and more than 30 branches consolidated. Citigroup has increased the number of salespeople in the branches and is currently selling a full range of Citigroup products. In Consumer Assets, the conversion of the mortgage origination system was completed during the 2003 first quarter and the servicing system conversion is expected to be completed in the 2003 second quarter.

GLOBAL CONSUMER NET INCOME - REGIONAL VIEW

                                                               FIRST QUARTER
                                                          -----------------------        %
IN MILLIONS OF DOLLARS                                          2003         2002      Change
----------------------------------------------------------------------------------------------
North America (excluding Mexico)                          $    1,442   $    1,221         18
Mexico                                                           164           46         NM
EMEA                                                             167          148         13
Japan                                                            158          227        (30)
Asia (excluding Japan)                                           193          158         22
Latin America                                                     22         (100)        NM
                                                          -----------------------
TOTAL NET INCOME                                          $    2,146   $    1,700         26
==============================================================================================

NM   Not meaningful

Growth in Global Consumer in the 2003 first quarter was led by North America (excluding Mexico), Latin America and Mexico and was partially offset by a decline in Japan. Net income in North America (excluding Mexico) grew 18% in the 2003 first quarter, driven by the acquisition of GSB and growth in CARDS and RETAIL BANKING. Mexico contributed growth of $118 million in the 2003 first quarter, reflecting volume and spread improvements combined with a lower provision for credit losses. EMEA experienced growth of 13% in the 2003 first quarter, mainly reflecting the strengthening of the Euro combined with higher loan volumes in all products. A decline in Japan of 30% in the 2003 first quarter primarily reflected increased credit losses and a contraction of the CONSUMER FINANCE loan portfolio. The increase in Latin America in the 2003 first quarter was mainly due to Argentina and reflected the absence of charges taken in the first quarter of 2002, partially offset by reduced business activity in all product lines and the negative impact of foreign currency translation.

CARDS

                                                               FIRST QUARTER
                                                          -----------------------        %
IN MILLIONS OF DOLLARS                                          2003         2002      Change
----------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                         $    3,333   $    3,121          7
Operating expenses                                             1,446        1,327          9
Provision for credit losses                                      774          897        (14)
                                                          -----------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                      1,113          897         24
Income taxes                                                     377          318         19
Minority interest, after-tax                                       1            -         NM
                                                          -----------------------
NET INCOME                                                $      735   $      579         27
==============================================================================================
Average assets (IN BILLIONS OF DOLLARS)                   $       68   $       57         19
Return on assets                                                4.38%        4.12%
==============================================================================================

NM   Not meaningful

CARDS - which includes bankcards, private-label cards and charge cards in 47 countries around the world - reported net income of $735 million in the first quarter of 2003, up $156 million or 27% from the 2002 first quarter, due to increases in North America, which benefited from revenue growth and credit improvement, and in International Cards, primarily due to an addition to the loan loss reserve in the first quarter of 2002 related to Argentina.

As shown in the following table, average managed loans grew 8% in the 2003 first quarter reflecting growth of 7% in North America and 14% in International Cards. Growth in North America was led by Citi Cards which benefited from increased advertising and marketing expenditures. Growth in International Cards reflected broad-based increases in Asia and growth in EMEA, led by the U.K. and Greece, resulting from organic growth and strengthening currencies in the 2003 first quarter. The growth in International Cards was partially offset by a decline in Latin America, which reflected lower loan volumes in Argentina and the negative impact of foreign currency translation across the region. Sales increased 5% in the 2003 first quarter, reflecting the benefit of marketing and expansion efforts in Citi Cards, Asia, EMEA and Japan.

                                                               FIRST QUARTER
                                                          -----------------------         %
IN BILLIONS OF DOLLARS                                          2003         2002      Change
----------------------------------------------------------------------------------------------
SALES
  North America                                           $     57.1   $     54.9         4
  International                                                  8.6          7.4        16
                                                          -----------------------
TOTAL SALES                                               $     65.7   $     62.3         5

AVERAGE MANAGED LOANS
  North America(1)                                        $    115.2   $    107.6         7
  International                                                 11.6         10.2        14
                                                          -----------------------
TOTAL AVERAGE MANAGED LOANS(1)                            $    126.8   $    117.8         8
==============================================================================================

(1) The first quarters of 2003 and 2002 include $67.7 billion and $66.8 billion, respectively, of securitized receivables and $5.1 billion and $6.5 billion, respectively, of loans held for sale. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators that is consistent with the way the business is managed.

Revenues, net of interest expense, of $3.333 billion in the 2003 first quarter rose $212 million or 7% primarily reflecting growth in North America, EMEA and Asia. Revenue growth in North America was primarily due to the benefit of receivable growth and increased cardholder services fees that were partially offset by lower spreads. Managed net interest revenue as a percent of average managed loans in North America declined 87 bps from the prior-year period as lower cost of funds was more than offset by lower yields and the impact of increased promotional rate balances. Citi Cards revenues in the 2003 first quarter also included net gains of $146 million as a result of changes in estimates in the timing of revenue recognition on securitizations. Growth in EMEA and Asia was driven by spread improvements, increased receivables and the benefit of foreign currency translation.

Operating expenses in the 2003 first quarter increased $119 million or 9% from the 2002 first quarter, reflecting growth of 9% in North America and 11% in International Cards. Growth in North America was mainly driven by increased advertising and marketing expenditures and on-going business initiatives, including costs in connection with the anticipated addition of the Home Depot private label card portfolio. The operating expense increase of $30 million in International Cards reflected the impact of foreign currency translation and investments to support business growth, including costs associated with the consolidation of certain back office operations in Europe.

The provision for credit losses in the 2003 first quarter was $774 million, compared to $897 million in the 2002 period. The decline from the prior year was primarily due to a $117 million addition to the loan loss reserve in the first quarter of 2002 attributed to Argentina. Excluding the prior-year amount related to Argentina, the provision for credit losses declined $6 million as credit improvement in North America was partially offset by the impact of higher loss rates in Hong Kong and the U.K. Net credit losses in the 2003 first quarter were $730 million with a related loss ratio of 5.49%, compared to $711 million and 5.18% for the 2002 fourth quarter and $779 million and 7.12% for the 2002 first quarter. Loans delinquent 90 days or more were $932 million or 1.81% at March 31, 2003, compared to $991 million or 1.75% at December 31, 2002 and $970 million or 2.14% at March 31, 2002.

The securitization of credit card receivables is limited to the Citi Cards business within North America. At March 31, 2003, securitized credit card receivables were $71.0 billion, compared to $65.8 billion at March 31, 2002. Credit card receivables held-for-sale were $3.0 billion at March 31, 2003, compared to $6.5 billion a year ago. Because securitization changes Citigroup's role from that of a lender to that of a loan servicer, it removes the receivables from Citigroup's balance sheet and affects the amount of revenue and the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables and receivables held-for-sale, gains are recognized upon sale and amounts that would otherwise be reported as net interest revenue, fee and commission revenue, and credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and other revenue (for the remaining revenue, net of credit losses and the amortization of previously recognized securitization gains). Because credit losses are a component of these cash flows, revenues over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. However, Citigroup's exposure to credit losses on the securitized receivables is contractually limited to the cash flows from the receivables.

Including the effect of securitizations, managed net credit losses in the 2003 first quarter were $1.832 billion with a related loss ratio of 5.86%, compared to $1.772 billion and 5.61% for the 2002 fourth quarter and $1.792 billion and 6.17% for the 2002 first quarter. The increase in the rate from the fourth quarter of 2002 was primarily due to seasonality in North America Cards while the decline from the prior-year quarter reflected improvement in both North America and the international markets, despite higher bankruptcy losses in Hong Kong and increased loss rates in the United Kingdom. Loans delinquent 90 days or more on a managed basis were $2.406 billion or 1.92% at March 31, 2003, compared to $2.397 billion or 1.84% at December 31, 2002 and $2.492 billion or 2.12% at March 31, 2002.

Citi Cards has a significant co-branding program with American Airlines, the Citi AAdvantage Program. As reported in the media, American Airlines' parent company (AMR), has been exploring various alternatives including reorganization under Chapter 11 of the U.S. Bankruptcy Code. Most recently, AMR successfully renegotiated its labor union contracts, thereby avoiding the filing for bankruptcy protection. If AMR's financial condition were to further deteriorate and AMR were to file for bankruptcy protection, it is not expected to significantly impact Citigroup's financial results. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32. We will continue to monitor this situation to assess its impact on Citigroup.

CONSUMER FINANCE

                                                               FIRST QUARTER
                                                          -----------------------        %
IN MILLIONS OF DOLLARS                                       2003         2002         Change
----------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                         $    2,532   $    2,332          9
Operating expenses                                               865          755         15
Provisions for benefits, claims, and credit losses               930          750         24
                                                          -----------------------
INCOME BEFORE TAXES                                              737          827        (11)
Income taxes                                                     252          297        (15)
                                                          -----------------------
NET INCOME                                                $      485   $      530         (8)
==============================================================================================
Average assets (IN BILLIONS OF DOLLARS)                   $      104   $       91         14
Return on assets                                                1.89%        2.36%
==============================================================================================

CONSUMER FINANCE - which provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses - reported net income of $485 million in the 2003 first quarter, down $45 million or 8% from the 2002 first quarter, reflecting a decline in International Consumer Finance, principally due to conditions in Japan, partially offset by growth in North America that was driven by the acquisition of GSB.

                                                               FIRST QUARTER
                                                          -----------------------        %
IN BILLIONS OF DOLLARS                                          2003         2002      Change
----------------------------------------------------------------------------------------------
AVERAGE LOANS
Real estate-secured loans                                 $     51.0   $     46.4        10
Personal                                                        22.5         20.1        12
Auto                                                            10.8          7.4        46
Sales finance and other                                          4.5          3.3        36
                                                          -----------------------
TOTAL AVERAGE LOANS                                       $     88.8   $     77.2        15
==============================================================================================

As shown in the preceding table, average loans grew 15% compared to the 2002 first quarter, resulting from acquisitions, growth in real estate-secured loans, the impact of funding auto loan volumes internally, and strengthening currencies in the 2003 first quarter. Growth in real estate-secured loans mainly reflected the continued cross-selling of products through Primerica as well as portfolio acquisitions in North America combined with growth in the U.K. Average auto loans for the 2003 first quarter increased $3.4 billion or 46% from 2002, primarily resulting from the addition of $2.0 billion from the acquisition of GSB, as well as a shift in funding policy to fund business volumes internally. In Japan, average loans of $12.6 billion in the 2003 first quarter grew $2.1 billion or 20% from the prior-year quarter, as the acquisitions of Taihei and Marufuku, which added $1.2 billion to average loans, and the benefit of foreign currency translation were partially offset by the impacts of reduced loan demand and tighter underwriting standards.

As shown in the following table, the average net interest margin of 10.55% in the 2003 first quarter declined 3 basis points from the 2002 first quarter, reflecting compression in both North America and the international markets partially offset by growth in higher-yielding International Consumer Finance loans. In North America, the average net interest margin was 8.56% in the 2003 first quarter, decreasing 8 basis points from the prior-year quarter as the benefit of lower cost of funds was more than offset by lower yields, reflecting a lower interest rate environment as well as a shift to higher-quality credits. The average net interest margin for International Consumer Finance was 16.94% in the 2003 first quarter, declining 23 basis points from the prior-year quarter, reflecting a decline in cost of funds that was more than offset by lower yields, primarily due to growth in lower-risk real estate-secured loans that have lower yields.

                                                                  FIRST QUARTER
                                                               -------------------        %
                                                                2003         2002      Change
----------------------------------------------------------------------------------------------
AVERAGE NET INTEREST MARGIN
North America                                                   8.56%        8.64%     (8 bps)
International                                                  16.94%       17.17%    (23 bps)
TOTAL                                                          10.55%       10.58%     (3 bps)
==============================================================================================

Revenues, net of interest expense, of $2.532 billion in the 2003 first quarter increased $200 million or 9% from the 2002 first quarter, mainly due to increases in the U.S., Japan and EMEA. Revenue growth in the U.S. was primarily driven by growth in receivables that included the addition of GSB. Revenue growth in Japan was primarily driven by the impact of acquisitions and the benefit of foreign currency translation. Revenue growth in EMEA primarily reflected higher volumes as well as the benefit of foreign currency translation. Revenue growth in the U.S., Japan and EMEA was negatively impacted by reduced net interest margins.

Operating expenses of $865 million in the 2003 first quarter increased $110 million or 15% from the prior-year period, reflecting increases of 9% in North America and 24% in International Consumer Finance. The increase in North America was primarily due to the acquisition of GSB, increased credit and collection costs and lower production related expense deferrals. The increase in International Consumer Finance included both the impact of the Taihei and Marufuku acquisitions and the impact of foreign currency translation as well as costs, in Japan, attributable to actions taken to restructure the business in response to the continued challenging business environment.

The provisions for benefits, claims, and credit losses in the 2003 first quarter were $930 million, compared to $750 million in the prior-year quarter, primarily reflecting increases in the provision for credit losses in Japan, resulting from deteriorating credit conditions, and in the U.S., resulting from growth in the portfolio, including the impact of acquisitions. Net credit losses and the related loss ratio were $855 million and 3.91% in the 2003 first quarter, compared to $852 million and 3.91% in the 2002 fourth quarter and $671 million and 3.52% in the 2002 first quarter. In North America, the net credit loss ratio of 3.06% in the 2003 first quarter was down from 3.10% in the 2002 fourth quarter and up from 3.00% in the 2002 first quarter. The net credit loss ratio for International Consumer Finance was 6.69% in the 2003 first quarter, up from 6.48% in the 2002 fourth quarter and 5.32% in the 2002 first quarter, primarily due to conditions in Japan, including increased bankruptcy filings and deteriorating credit quality. Loans delinquent 90 days or more were $2.183 billion or 2.45% of loans at March 31, 2003, compared to $2.197 billion or 2.48% at December 31, 2002 and $2.242 billion or 2.86% a year ago. The decrease in the delinquency ratio versus the prior year and prior quarter was mainly due to improvements in the U.S.

In Japan, net credit losses and the related loss ratio are expected to increase from the 2003 first quarter as a result of economic conditions and credit performance of the unsecured loan portfolio, including increased bankruptcy filings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

RETAIL BANKING

                                                               FIRST QUARTER
                                                          -----------------------        %
IN MILLIONS OF DOLLARS                                       2003         2002         Change
----------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                         $    3,642   $    3,172         15
Operating expenses                                             1,957        1,779         10
Provisions for benefits, claims, and credit losses               291          423        (31)
                                                          -----------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                      1,394          970         44
Income taxes                                                     434          349         24
Minority interest, after-tax                                      18           10         80
                                                          -----------------------
NET INCOME                                                $      942   $      611         54
==============================================================================================
Average assets (IN BILLIONS OF DOLLARS)                   $      200   $      146         37
Return on assets                                                1.91%        1.70%
==============================================================================================

RETAIL BANKING -- which delivers banking, lending, investment and insurance services to customers through retail branches, electronic delivery systems and the network of Primerica independent agents -- reported net income of $942 million in the 2003 first quarter, up $331 million or 54% from the 2002 first quarter. The increase in RETAIL BANKING was driven by growth in North America of $252 million or 63%, primarily due to the acquisition of GSB, organic revenue growth and improved credit costs. Net income in International Retail Banking increased $79 million or 37% in the 2003 first quarter, reflecting double-digit growth in EMEA and Asia, as well as an increase in Latin America due to charges taken in the prior-year period related to Argentina.

As shown in the following table, RETAIL BANKING grew average loans and customer deposits compared to 2002. The growth in North America primarily reflected the acquisition of GSB, partially offset by the negative impact of foreign currency translation in Mexico. In addition, North America experienced customer deposit growth in Citibanking North America and average loan growth in Consumer Assets, primarily due to increased mortgages and student loans. In the international markets, average customer deposits grew 6% from the prior year driven by the impact of foreign currency translation and growth in Japan. International Retail Banking average loans increased 3% from the prior year as the impact of foreign currency translation and growth in installment loans in Germany were partially offset by the 2002 third quarter sale of the mortgage portfolio in Japan. Growth in both loans and customer deposits was negatively impacted by volume declines in Latin America, primarily in Argentina.

                                                               FIRST QUARTER
                                                          -----------------------        %
IN BILLIONS OF DOLLARS                                          2003         2002      Change
----------------------------------------------------------------------------------------------
AVERAGE CUSTOMER DEPOSITS
  North America                                           $    111.9   $     89.4        25
  International                                                 81.4         77.0         6
                                                          -----------------------
TOTAL AVERAGE CUSTOMER DEPOSITS                           $    193.3   $    166.4        16

AVERAGE LOANS
  North America                                           $     99.4   $     62.9        58
  International                                                 33.6         32.6         3
                                                          -----------------------
TOTAL AVERAGE LOANS                                       $    133.0   $     95.5        39
==============================================================================================

Revenues, net of interest expense, of $3.642 billion in the 2003 first quarter increased $470 million or 15% from the 2002 period. The increase in revenues reflected growth in all regions, except Latin America. Revenue in North America increased $412 million or 20% in the 2003 first quarter, driven by the acquisition of GSB and growth in Citibanking North America and Consumer Assets and Mexico. Excluding the acquisition of GSB, growth in Citibanking North America and Consumer Assets was driven by the benefit of increased loan and deposit volumes and higher mortgage securitization income, partially offset by lower net funding and positioning spreads in Citibanking North America and lower servicing revenue in Consumer Assets. The decline in servicing revenue reflected the impact of increases in mortgage refinancing and prepayment activity. In Mexico, improved loan and deposit spreads were partially offset by the negative impact of foreign currency translation. North America Retail Banking revenue also benefited from growth in Primerica, which experienced volume-related growth in insurance premiums. International Retail Banking revenues increased $58 million or 5% in the 2003 first quarter, as strengthening currencies and growth in EMEA and Asia were partially offset by a decline in Latin America. Excluding the impact of foreign currency translation, increased loan volumes and spreads, mainly in Germany, drove growth in EMEA while Asia benefited from strong investment and insurance products sales as well as higher business volumes from account growth. The decline in Latin America was due to events in Argentina including a benefit in the prior year resulting from a reclassification of re-denomination losses among products based on the pesification decree issued by the Argentine government in February 2002. The year-over-year comparison in Latin America was also negatively impacted by reduced business activity in Argentina and the impact of foreign currency translation across the region.

Operating expenses in the 2003 first quarter increased $178 million or 10% from the prior-year period. In North America, operating expense growth of $110 million or 9% was primarily due to the addition of GSB, partially offset by the impact of foreign currency translation in Mexico. Excluding the impact of acquisitions and foreign currency translation, operating expenses in North America were down from the prior-year period in all businesses except Consumer Assets which experienced volume-related increases.

International Retail Banking operating expenses increased $68 million or 12%, mainly reflecting the impact of foreign currency translation, volume-related increases and costs associated with the consolidation of certain back office operations in Europe.

The provisions for benefits, claims, and credit losses were $291 million in the 2003 first quarter, down from $423 million in the prior-year quarter. The decline from the prior year was primarily due to a $101 million addition to the loan loss reserve in the first quarter of 2002 related to Argentina. Net credit losses were $152 million and the related loss ratio was 0.46% in the 2003 first quarter, compared to $140 million and 0.46% in the 2002 fourth quarter and $191 million and 0.81% in the prior-year quarter. The decrease in the net credit loss ratio from the prior year was primarily due to improvements in Argentina and higher recoveries in Mexico.

Loans delinquent 90 days or more were $4.070 billion or 3.08% of loans at March 31, 2003, compared to $4.073 billion or 3.08% at December 31, 2002, and $3.448 billion or 3.66% a year ago. Compared to a year ago, the increase in delinquent loans was primarily due to increases in Consumer Assets and EMEA, partially offset by a decline in Mexico. The increase in Consumer Assets was mainly due to the addition of GSB and a higher level of buy backs from GNMA pools where credit risk is maintained by government agencies. The increase in EMEA was primarily in Germany and reflected the impact of statutory changes and foreign currency translation. The decline in Mexico reflected improvements in the mortgage and middle market loan portfolios as well as the impact of foreign currency translation.

Average assets of $200 billion in the 2003 first quarter increased $54 billion from the prior-year period. The increase in average assets primarily reflected the acquisition of GSB, growth in mortgages and student loans in Consumer Assets, and the impact of foreign currency translation in EMEA.

OTHER CONSUMER

                                                               FIRST QUARTER
                                                          -----------------------       %
IN MILLIONS OF DOLLARS                                          2003         2002     Change
---------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                         $       81   $       50        62
Operating expenses                                               103           83        24
                                                          -----------------------
INCOME BEFORE TAX BENEFITS                                       (22)         (33)       33
Income tax benefits                                               (6)         (13)       54
                                                          -----------------------
NET LOSS                                                  $      (16)  $      (20)       20
=============================================================================================

OTHER CONSUMER -- which includes certain treasury and other unallocated staff functions, global marketing and other programs -- reported a loss of $16 million for the 2003 first quarter, compared to a loss of $20 million in the prior year. The change from the prior year was primarily due to improvements in treasury results and other programs, partially offset by an increase in legal costs in connection with settlements reached in 2002.

GLOBAL CORPORATE AND INVESTMENT BANK

                                                               FIRST QUARTER
                                                          -----------------------        %
IN MILLIONS OF DOLLARS                                       2003         2002         Change
----------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                         $    5,402   $    5,487         (2)
Operating expenses                                             3,095        3,042          2
Provision for credit losses                                      244          680        (64)
                                                          -----------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                      2,063        1,765         17
Income taxes                                                     627          586          7
Minority interest, after-tax                                       5            3         67
                                                          -----------------------
NET INCOME                                                $    1,431   $    1,176         22
==============================================================================================

GLOBAL CORPORATE AND INVESTMENT BANK (GCIB) serves corporations, financial institutions, governments, investors and other participants in capital markets throughout the world and consists of CAPITAL MARKETS AND BANKING and TRANSACTION SERVICES. The primary businesses in CAPITAL MARKETS AND BANKING include Fixed Income, Equities, Investment Banking, Sales & Trading (which mainly operates in Asia, Latin America, EMEA and Mexico), CitiCapital and Lending.

GCIB reported net income of $1.431 billion in the 2003 first quarter, up $255 million or 22% from the 2002 first quarter. The increase in net income reflects increases of $116 million or 10% in CAPITAL MARKETS AND BANKING and $108 million in TRANSACTION SERVICES. Other Corporate reported net income of $8 million in the 2003 first quarter, compared with a net loss of $23 million in the 2002 first quarter. Net income for the 2002 first quarter was negatively impacted by economic conditions in Argentina.

The increase in CAPITAL MARKETS AND BANKING net income in the 2003 first quarter primarily reflects a lower provision for credit losses and strong Fixed Income underwriting, partially offset by declines in Equities, Sales & Trading and Investment Banking. The increase in TRANSACTION SERVICES net income in the 2003 first quarter is primarily due to gains on early termination of intracompany deposits (which were offset in CAPITAL MARKETS AND BANKING) and a lower provision for credit losses due to prior-year trade finance write-offs in Argentina, revenue growth reflecting higher volumes and the impact of expense control initiatives. The increase in Other Corporate net income in the 2003 first quarter is primarily attributable to lower GCIB segment eliminations.

The businesses of GCIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in over 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Credit costs are expected to slightly improve compared to 2002 levels despite continued weak global economic conditions, sovereign or regulatory actions and other factors. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

GCIB NET INCOME - REGIONAL VIEW

                                                               FIRST QUARTER
                                                          -----------------------        %
IN MILLIONS OF DOLLARS                                       2003         2002         Change
----------------------------------------------------------------------------------------------
North America (excluding Mexico)                          $      676   $      721         (6)
Mexico                                                           120          194        (38)
EMEA                                                             252          144         75
Japan                                                             32           23         39
Asia (excluding Japan)                                           179          193         (7)
Latin America                                                    172          (99)        NM
                                                          -----------------------
TOTAL NET INCOME                                          $    1,431   $    1,176         22
==============================================================================================

NM   Not meaningful

GCIB net income increased in the 2003 first quarter primarily due to increases in Latin America and EMEA, partially offset by decreases in Mexico and North America. The increase in Latin America of $271 million in the 2003 first quarter was mainly due to weak economic conditions in Argentina in the prior-year quarter. EMEA net income increased $108 million in the 2003 first quarter primarily due to improved business volumes, increases in Fixed Income and strong Foreign Exchange trading. Mexico net income decreased $74 million in the 2003 first quarter primarily due to strong 2002 first quarter trading revenue reflecting falling interest rates and a steep yield curve. Mexico 2003 first quarter revenues were impacted by a flattening yield curve. North America (excluding Mexico) decreased $45 million in the 2003 first quarter, mainly due to lower deal volume and tighter trading spreads in equity products.

CAPITAL MARKETS AND BANKING

                                                               FIRST QUARTER
                                                          -----------------------         %
IN MILLIONS OF DOLLARS                                       2003         2002         Change
----------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                         $    4,499   $    4,729         (5)
Operating expenses                                             2,499        2,438          3
Provision for credit losses                                      235          611        (62)
                                                          -----------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                      1,765        1,680          5
Income taxes                                                     534          568         (6)
Minority interest, after-tax                                       5            2         NM
                                                          -----------------------
NET INCOME                                                $    1,226   $    1,110         10
==============================================================================================

NM   Not meaningful

CAPITAL MARKETS AND BANKING delivers a full range of global financial services and products including investment banking, institutional brokerage, advisory services, foreign exchange, structured products, derivatives, loans, leasing and equipment finance.

CAPITAL MARKETS AND BANKING net income of $1.226 billion in the 2003 first quarter was up $116 million or 10%, primarily due to a lower provision for credit losses. The 2002 first quarter was negatively impacted by Latin America, primarily Argentina.

Revenues, net of interest expense, of $4.499 billion in the 2003 first quarter decreased $230 million or 5% from the 2002 first quarter primarily due to declines in OTC trading activity in Equities, strong prior-year quarter trading in Mexico within Sales & Trading, and weak equities underwriting in Investment Banking, partially offset by redenomination losses in Argentina in the prior-year quarter and increases in Fixed Income underwriting over a strong prior-year quarter.

Operating expenses of $2.499 billion in the 2003 first quarter were up $61 million or 3% from the prior-year period as higher severance and legal expenses were largely offset by lower compensation and benefits expense. Compensation and benefits decreased primarily as a result of lower incentive compensation, which is impacted by the revenue and credit performance of the business, and lower staffing levels.

The provision for credit losses was $235 million in the 2003 first quarter, down $376 million from the prior-year quarter, which included provisions for Argentina and exposures in the telecommunications industry.

Cash-basis loans were $4.324 billion at March 31, 2003, $4.268 billion at December 31, 2002, and $3.514 billion at March 31, 2002. Cash-basis loans were up $810 million from March 31, 2002, which primarily reflects increases in the telecommunications and energy industries and the transportation leasing and equipment finance portfolios in CitiCapital, as well as corporate borrowers in Hong Kong, Brazil, and Thailand. Cash-basis loans increased $56 million from December 31, 2002 primarily due to corporate borrowers in Hong Kong, Brazil, India and Mexico, partially offset by decreases in Argentina, the telecommunications industry and the transportation portfolio in CitiCapital.

TRANSACTION SERVICES

                                                               FIRST QUARTER
                                                          -----------------------          %
IN MILLIONS OF DOLLARS                                       2003         2002          Change
----------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                         $      913   $      857          7
Operating expenses                                               625          653         (4)
Provision for credit losses                                        9           69        (87)
                                                          -----------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                        279          135         NM
Income taxes                                                      82           45         82
Minority interest, after-tax                                       -            1         NM
                                                          -----------------------
NET INCOME                                                $      197   $       89         NM
==============================================================================================

NM   Not meaningful

TRANSACTION SERVICES - which provides cash management, trade finance, custody, clearing and depository services globally - reported net income of $197 million in the 2003 first quarter, up $108 million from the 2002 first quarter. The increase in the 2003 first quarter primarily reflects a lower provision for credit losses, strong volume growth and the impact of expense control initiatives.

As shown in the following table, average liability balances of $92 billion grew 14% over the 2002 first quarter primarily due to increases in Europe and Asia. Assets under custody of $5.2 trillion remained flat to the 2002 first quarter levels.

                                                   THREE MONTHS ENDED   THREE MONTHS ENDED
                                                        MARCH 31             MARCH 31
                                                   ------------------   ------------------       %
                                                          2003                 2002            Change
-------------------------------------------------------------------------------------------------------
Liability balances (AVERAGE IN BILLIONS)                 $   92               $   81             14
Assets under custody (EOP IN TRILLIONS)                     5.2                  5.2              -
=======================================================================================================

Revenues, net of interest expense, of $913 million in the 2003 first quarter increased $56 million or 7% from the 2002 first quarter, primarily due to gains on early termination of intracompany deposits (which were offset in CAPITAL MARKETS AND BANKING), strong volume growth and a benefit from foreign exchange currency translation, partially offset by declining spreads.

Operating expenses of $625 million in the 2003 first quarter decreased $28 million or 4% from the 2002 first quarter, primarily reflecting expense control initiatives, including staff reductions, reduced technology spending and absence of asset write-offs, as well as operational efficiency improvements resulting from prior-year investments in Internet initiatives.

The provision for credit losses of $9 million in the 2003 first quarter decreased by $60 million from the 2002 first quarter, primarily reflecting prior-year write-offs in Argentina, partially offset by 2003 first quarter provisions in Brazil.

Cash-basis loans, which in the TRANSACTION SERVICES business are primarily trade finance receivables, were $539 million at March 31, 2003, $572 million at December 31, 2002 and $442 million at March 31, 2002. Cash-basis loans were up $97 million from March 31, 2002 principally due to trade finance receivables in Argentina, Brazil, and Mexico. Cash-basis loans decreased $33 million from December 31, 2002 primarily due to decreases in Argentina, partially offset by increases in Mexico.

OTHER CORPORATE

                                                 FIRST QUARTER
                                           ------------------------
IN MILLIONS OF DOLLARS                        2003          2002
-------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE          $      (10)   $      (99)
Operating expenses                                (29)          (49)
                                           ------------------------
INCOME (LOSS) BEFORE TAXES                         19           (50)
Income taxes (benefits)                            11           (27)
                                           ------------------------
NET INCOME (LOSS)                          $        8    $      (23)
===================================================================

OTHER CORPORATE - which includes intra-GCIB segment eliminations, certain one-time non-recurring items and tax amounts not allocated to GCIB products - reported net income of $8 million for the 2003 first quarter, compared to a net loss of $23 million in the 2002 first quarter. The increase in Other Corporate net income in the 2003 first quarter is primarily attributable to lower GCIB segment eliminations which impacted revenues and operating expenses.

PRIVATE CLIENT SERVICES

                                                               FIRST QUARTER
                                                          -----------------------         %
IN MILLIONS OF DOLLARS                                          2003         2002      Change
----------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                         $    1,327   $    1,507        (12)
Operating expenses                                             1,072        1,165         (8)
Provision for credit losses                                        1            -         NM
                                                          -----------------------
INCOME BEFORE TAXES                                              254          342        (26)
Income taxes                                                      97          125        (22)
                                                          -----------------------
NET INCOME                                                $      157   $      217        (28)
==============================================================================================

NM   Not meaningful

PRIVATE CLIENT SERVICES provides investment advice and financial planning and brokerage services, primarily through the network of Smith Barney Financial Consultants. In addition, Private Client Services provides independent, client-focused research to individuals and institutions around the world.

Private Client Services net income was $157 million in the 2003 first quarter, down $60 million or 28% from the prior year, primarily due to lower asset-based fee revenue, a decline in net interest revenue from securities-based lending, and lower transaction volumes, which were partially offset by lower production-related compensation, and the impact of continued expense control initiatives.

Revenues, net of interest expense, of $1.327 billion in the 2003 first quarter decreased $180 million or 12% from the prior-year period, primarily due to declines in fees from managed accounts, lower net interest revenue on security-based lending and lower customer transaction volumes.

Total assets under fee-based management were $160 billion as of March 31, 2003, down $30 billion or 16% from the prior-year period, primarily due to a decline in market values. Total client assets, including assets under fee-based management, of $882 billion in the 2003 first quarter decreased $103 billion or 10% compared to the prior year principally due to market depreciation and lower net inflows. Net inflows were $5 billion in the 2003 first quarter compared to $15 billion in the prior year. Private Client Services had 12,471 financial consultants as of March 31, 2003, compared with 12,767 as of March 31, 2002. Annualized revenue per financial consultant of $428,000 declined 11% from the prior-year quarter.

Operating expenses of $1.072 billion in the 2003 first quarter, decreased $93 million or 8% from the 2002 period, primarily reflecting lower production-related compensation resulting from a decline in revenue combined with the impact of expense control initiatives.

                                                                                                                 %
IN BILLIONS OF DOLLARS                                                      MAR. 31, 2003    Mar. 31, 2002     Change
-----------------------------------------------------------------------------------------------------------------------
Consulting Group and Internally Managed Accounts                               $  107           $  130          (18)
Financial Consultant Managed Accounts                                              53               60          (12)
                                                                           -------------------------------
TOTAL ASSETS UNDER FEE-BASED MANAGEMENT                                        $  160           $  190          (16)
                                                                           -------------------------------

Total Client Assets                                                            $  882           $  985          (10)

Annualized Revenue per Financial Consultant (IN THOUSANDS OF DOLLARS)          $  428           $  481          (11)
=======================================================================================================================

GLOBAL INVESTMENT MANAGEMENT

                                                               FIRST QUARTER
                                                          -----------------------         %
IN MILLIONS OF DOLLARS                                          2003         2002      Change
----------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                         $    1,994   $    1,911          4
Operating expenses                                               708          667          6
Provisions for benefits, claims and credit losses                684          622         10
                                                          -----------------------
INCOME BEFORE TAXES                                              602          622         (3)
Income taxes                                                     136          198        (31)
                                                          -----------------------
NET INCOME                                                $      466   $      424         10
==============================================================================================

GLOBAL INVESTMENT MANAGEMENT is comprised of LIFE INSURANCE AND ANNUITIES, PRIVATE BANK and ASSET MANAGEMENT. These businesses offer a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high-net-worth and retail clients.

Global Investment Management net income of $466 million in the 2003 first quarter increased $42 million or 10% from the 2002 first quarter. LIFE INSURANCE AND ANNUITIES net income of $236 million in the 2003 first quarter, which includes realized insurance investment portfolio gains/(losses), increased $22 million or 10% from the prior-year period reflecting an increase of $11 million in both Travelers Life and Annuity (TLA) and International Insurance Manufacturing (IIM). The $11 million increase in TLA primarily resulted from a Dividend Received Deduction (DRD) tax benefit and favorable business volumes and fees, partially offset by reduced investment yields, higher Deferred Acquisition Costs (DAC) amortization and lower net realized insurance investment portfolio gains (losses). The $11 million increase in IIM primarily reflected increases in Mexico, Asia and Latin America, partially offset by declines in EMEA and Japan. PRIVATE BANK net income of $125 million in the 2003 first quarter was up $14 million or 13% from the 2002 first quarter primarily reflecting increased client trading and lending revenues and a lower provision for credit losses, partially offset by the absence of prior-year placement fee revenues and increased expenses. ASSET MANAGEMENT net income of $105 million in the 2003 first quarter was up $6 million or 6% from the 2002 first quarter primarily reflecting the cumulative impact of positive flows, lower expenses including the absence of prior-year charges related to Argentina, and business growth and higher performance fees in the CAI Institutional business. These increases were partially offset by negative market action and the impact of reduced fee-sharing revenues with internal Citigroup distributors.

GLOBAL INVESTMENT MANAGEMENT NET INCOME - REGIONAL VIEW

                                                               FIRST QUARTER
                                                          -----------------------         %
IN MILLIONS OF DOLLARS                                          2003         2002      Change
----------------------------------------------------------------------------------------------
North America (excluding Mexico)                          $      351   $      352         -
Mexico                                                            65           48        35
EMEA                                                              (3)          (4)       25
Japan                                                             17           15        13
Asia (excluding Japan)                                            30           27        11
Latin America                                                      6          (14)       NM
                                                          -----------------------
TOTAL NET INCOME                                          $      466   $      424        10
==============================================================================================

NM   Not meaningful

Global Investment Management net income increased $42 million in the 2003 first quarter from the prior-year period, primarily driven by increases in Latin America of $20 million and Mexico of $17 million.

Latin America income of $6 million in the 2003 first quarter increased $20 million from a loss of $14 million in the prior-year period, primarily reflecting an increase of $12 million in ASSET MANAGEMENT, driven by the absence of prior-year restructuring and other charges in Argentina, an increase of $5 million in PRIVATE BANK due to increased client trading revenues and the absence of prior-year restructuring costs, and an increase of $3 million in LIFE INSURANCE AND ANNUITIES primarily due to the absence of prior-year one-time items. Mexico net income of $65 million in the 2003 first quarter increased $17 million or 35% from the 2002 first quarter primarily reflecting increases in ASSET MANAGEMENT of $7 million due to lower expenses, PRIVATE BANK of $5 million driven by higher client trading revenues, and LIFE INSURANCE AND ANNUITIES of $5 million, primarily reflecting higher investment income.

LIFE INSURANCE AND ANNUITIES

                                                                               FIRST QUARTER
                                                                          -----------------------          %
IN MILLIONS OF DOLLARS                                                          2003         2002       Change
---------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                                         $    1,133   $    1,018          11
Provision for benefits and claims                                                680          616          10
Operating expenses                                                               179           92          95
                                                                          -----------------------
INCOME BEFORE TAXES                                                              274          310         (12)
Income taxes                                                                      38           96         (60)
                                                                          -----------------------
NET INCOME                                                                       236          214          10
Less: realized insurance investment portfolio (gains)/losses, after-tax            2          (10)         NM
                                                                          -----------------------
NET INCOME BEFORE REALIZED INVESTMENT PORTFOLIO (GAINS)/LOSSES            $      238   $      204          17
===============================================================================================================

NM   Not meaningful

LIFE INSURANCE AND ANNUITIES comprises Travelers Life and Annuity (TLA) and International Insurance Manufacturing (IIM). TLA offers individual annuity, group annuity, individual life insurance and Corporate Owned Life Insurance
(COLI) products. IIM provides credit, life, health, disability and other insurance products, as well as annuities internationally, leveraging the existing distribution channels of the CONSUMER FINANCE, RETAIL BANKING and ASSET MANAGEMENT (retirement services) businesses. IIM primarily has operations in Mexico, EMEA, Latin America and Asia.

Net income of $236 million in the 2003 first quarter, which includes realized insurance investment portfolio gains/(losses), increased $22 million or 10% from $214 million in the 2002 first quarter. The increase resulted from an $11 million increase in TLA earnings to $221 million in the 2003 first quarter and an $11 million increase in IIM earnings to $15 million in the 2003 first quarter. The $11 million increase in TLA primarily resulted from a $39 million DRD tax benefit, and favorable business volumes and fees, partially offset by reduced investment yields, higher DAC amortization of $28 million and lower net realized insurance investment portfolio gains/(losses) of $12 million. The $11 million increase in IIM reflected increases of $5 million in Mexico, $4 million in Asia and $3 million in Latin America, partially offset by declines in EMEA and Japan. The increases in Mexico and Asia primarily related to higher investment results. The $3 million increase in Latin America related to the absence of 2002 first quarter one-time items, including an Amparos reserve of $17 million, offset by the impact of a benefits and claims reserve release of $6 million and foreign exchange gains on U.S. dollar-denominated investments of $8 million.

Included in income were net realized gains/(losses) from the insurance investment portfolio of ($2) million (($3) million pretax) in the 2003 first quarter and $10 million ($16 million pretax) in the 2002 first quarter. Income before realized insurance investment portfolio gains/(losses) was $238 million in the 2003 first quarter and $204 million in the 2002 first quarter, comprised of $223 million and $200 million in 2003 and 2002, respectively, for TLA, and $15 million and $4 million in 2003 and 2002, respectively, for IIM. Income before realized insurance investment portfolio gains/(losses) is a non-GAAP measure, which the Company believes is an appropriate indicator of insurance results and is reflective of the underlying trends of the businesses' ongoing operations. Net realized insurance investment portfolio gains/(losses) are significantly impacted by both discretionary and other economic factors.

TLA investment income of $661 million in the 2003 first quarter increased $42 million or 7% from $619 million in the prior-year period. Investment margins continued to deteriorate in 2003 from already depressed 2002 levels, but were offset by a larger invested asset base from higher business volumes. Fixed maturities suffered from the lower rate environment and credit issues. Equity investment returns increased in the quarter compared to the prior-year quarter as a result of risk arbitrage activity.

During the 2003 first quarter, LIFE INSURANCE AND ANNUITIES operating expenses of $179 million increased $87 million from the prior-year period due to increased TLA expenses of $58 million and increased IIM expenses of $29 million. The TLA increase primarily resulted from a $45 million increase in DAC amortization in the 2003 first quarter from the prior-year period, which included a one-time decrease in DAC amortization of $22 million in the 2002 first quarter related to changes in the underlying lapse and interest rate assumptions in the individual annuity business. The remaining increase in DAC amortization expense was due to a higher amortization rate implemented in the 2002 fourth quarter resulting from the decrease in market values of individual annuity account balances. The increase in IIM expenses of $29 million primarily relates to a change in the presentation of certain fee-sharing arrangements with various Global Consumer businesses, which increased both revenues and expenses by $25 million in the current period.

TRAVELERS LIFE AND ANNUITY

The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues. The following table shows net written premiums and deposits by product line:

                                                                              FIRST QUARTER
                                                                         ------------------------          %
IN MILLIONS OF DOLLARS                                                      2003          2002          Change
---------------------------------------------------------------------------------------------------------------
INDIVIDUAL ANNUITIES
  Fixed                                                                  $      141    $      376         (63)
  Variable                                                                      811         1,136         (29)
  Individual payout                                                              20            14          43
                                                                         ------------------------
TOTAL INDIVIDUAL ANNUITIES                                                      972         1,526         (36)
GICS AND OTHER GROUP ANNUITIES                                                2,111         1,525          38
INDIVIDUAL LIFE INSURANCE
  Direct periodic premiums and deposits                                         209           233         (10)
  Single premium deposits                                                        49            76         (36)
  Reinsurance                                                                   (30)          (26)        (15)
                                                                         ------------------------
TOTAL INDIVIDUAL LIFE INSURANCE                                                 228           283         (19)
                                                                         ------------------------
TOTAL                                                                    $    3,311    $    3,334          (1)
===============================================================================================================

Individual annuity net written premiums and deposits decreased 36% in the 2003 first quarter to $972 million from $1.526 billion in the 2002 first quarter. The decrease was driven by a decline in fixed and variable annuity sales due to current market conditions and competitive pressures. Individual annuity account balances and benefit reserves were $28.3 billion at March 31, 2003, down from $30.7 billion at March 31, 2002. These decreases reflect declines in market values of variable annuity investments of $3.9 billion subsequent to March 31, 2002, including $345 million in the 2003 first quarter. Offsetting these market declines was $1.6 billion in net sales over the previous twelve months, partially due to good in-force retention, including $186 million of net sales in the 2003 first quarter.

Group annuity net written premiums and deposits (excluding the Company's employee pension plan deposits) in the 2003 first quarter were $2.1 billion, versus $1.5 billion in the prior-year period. The increase of $586 million in 2003 from 2002 reflects an $800 million Guaranteed Investment Contract (GIC) sale to a customer in the 2003 first quarter, partially offset by lower variable rate GIC sales due to current market conditions. Group annuity account balances and benefit reserves reached $23.4 billion at March 31, 2003, an increase of $2.1 billion or 10% from $21.3 billion at March 31, 2002, primarily reflecting the 2003 first quarter fixed GIC production and continued strong retention in all products.

Net written premiums and deposits for the life insurance business were $228 million in the 2003 first quarter, down 19% from $283 million in the 2002 first quarter. This decrease was related to weaker single premium sales of $27 million, lower direct periodic premiums and deposits of $24 million and lower COLI renewals. Life insurance in force was $83.2 billion at March 31, 2003, up 7% from $77.8 billion at March 31, 2002.

PRIVATE BANK

                                                                              FIRST QUARTER
                                                                         ------------------------          %
IN MILLIONS OF DOLLARS                                                      2003          2002          Change
---------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                                        $      461    $      423          9
Operating expenses                                                              275           257          7
Provision for credit losses                                                       4             6        (33)
                                                                         ------------------------
INCOME BEFORE TAXES                                                             182           160         14
Income taxes                                                                     57            49         16
                                                                         ------------------------
NET INCOME                                                               $      125    $      111         13
===============================================================================================================
Average assets (IN BILLIONS OF DOLLARS)                                  $       34    $       28         21
Return on assets                                                               1.49%         1.61%
===============================================================================================================
Client business volumes under management (IN BILLIONS OF DOLLARS)        $      172    $      166          4
===============================================================================================================

PRIVATE BANK provides personalized wealth management services for high-net-worth clients around the world. PRIVATE BANK net income was $125 million in the 2003 first quarter, up $14 million or 13% from the 2002 first quarter, primarily reflecting increased client trading and lending activity and a lower provision for credit losses, partially offset by the absence of prior-year placement fees and increased expenses related to front-end sales and servicing capabilities, technology and incentive compensation associated with higher revenues.

Client business volumes under management, which include custody accounts, assets under fee-based management, deposits and loans, were $172 billion as of March 31, 2003, up 4% from $166 billion in the 2002 first quarter reflecting increases in loans of $5 billion and banking deposits of $4 billion, partially offset by other net declines of $3 billion (primarily custody). Regionally, the increase reflects the inclusion of Banamex client business volumes ($7 billion) into Mexico beginning August 2002 and continued growth in Japan, Asia and North America, partially offset by declines in EMEA and Latin America.

Revenues, net of interest expense, were $461 million in the 2003 first quarter, up $38 million or 9% from the 2002 first quarter, primarily driven by increases in client trading and lending activity, partially offset by the absence of prior-year placement fees. The 2003 increase also reflects continued favorable trends in North America (including Mexico), up $23 million or 12% from the prior-year period, primarily in client trading and lending activity. International revenues increased $15 million or 6% from the prior-year period, primarily due to growth in Japan of $10 million or 20% (client trading and lending), Asia of $5 million or 6% (client trading and global wealth structuring) and Latin America of $2 million or 6% (client trading), offset by declines in EMEA of $2 million or 4%. The decline in placement fees principally occurred in Asia, Japan and EMEA.

Operating expenses of $275 million in the 2003 first quarter were up $18 million or 7% from the 2002 first quarter, primarily reflecting higher levels of employee-related expenses including increased front-end sales and servicing capabilities, and incentive compensation associated with higher revenues as well as investment spending in technology.

The provision for credit losses was $4 million in the 2003 first quarter, down $2 million or 33% from the 2002 first quarter, primarily reflecting lower write-offs in EMEA and a lower addition to the loan loss reserve in the 2003 first quarter compared to the 2002 first quarter, partially offset by higher write-offs in North America (excluding Mexico), Japan and Asia. Net credit losses in the 2003 first quarter remained at a nominal level of 0.03% of average loans outstanding, compared with 0.04% in the 2002 first quarter. Loans 90 days or more past due as of March 31, 2003 were $157 million or 0.49% of total loans outstanding, compared with $143 million or 0.52% at March 31, 2002.

Average assets of $34 billion in the 2003 first quarter increased $6 billion or 21% from $28 billion in the 2002 first quarter. The increase from the prior-year period was primarily related to increased lending activity (higher mortgage financing and re-financing, tailored loans and margin lending) and the consolidation of a previously unconsolidated entity due to changes in the contractual relationship with this entity.

ASSET MANAGEMENT

                                                                               FIRST QUARTER
                                                                         ------------------------          %
IN MILLIONS OF DOLLARS                                                      2003          2002          Change
---------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                                        $      400    $      470         (15)
Operating expenses                                                              254           318         (20)
                                                                         ------------------------
INCOME BEFORE TAXES                                                             146           152          (4)
Income taxes                                                                     41            53         (23)
                                                                         ------------------------
NET INCOME                                                               $      105    $       99           6
===============================================================================================================
Assets under management (IN BILLIONS OF DOLLARS)(1)(2)                   $      462    $      452           2
===============================================================================================================

(1) Includes $30 billion and $29 billion in 2003 and 2002, respectively, for PRIVATE BANK clients.

(2) Includes $39 billion in 2003 of Travelers Property and Casualty Corp. assets which ASSET MANAGEMENT manages on a third-party basis following the spin-off.

ASSET MANAGEMENT includes Citigroup Asset Management (CAM), Citigroup Alternative Investments (CAI) Institutional business, Banamex asset management and retirement services businesses and Citigroup's other retirement services businesses in North America and Latin America. These businesses offer institutional, high-net-worth and retail clients a broad range of investment alternatives from investment centers located around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, alternative investments (including hedge funds, private equity and credit structures), variable annuities through affiliated and third-party insurance companies and pension administration services.

Net income of $105 million in the 2003 first quarter was up $6 million or 6% compared to the 2002 first quarter, primarily reflecting the cumulative impact of positive flows, decreased expenses including the absence of prior-year charges related to Argentina, and business growth and higher performance fees in the CAI Institutional business. Partially offsetting these increases was the impact of negative market action and reduced fee revenues due to changes in product mix and revenue sharing arrangements with internal Citigroup distributors.

Assets under management for the 2003 first quarter were $462 billion, an increase of $10 billion or 2% from the 2002 first quarter. The increase primarily reflects the addition of $39 billion in assets from Travelers Property and Casualty Corp. (TPC), which ASSET MANAGEMENT manages on a third-party basis following the August 20, 2002 distribution, and positive net flows (excluding U.S. Retail Money Market funds) of $12 billion. These increases were partially offset by negative market action of $31 billion and net outflows of U.S. Retail Money Market funds of $11 billion, including the transfer of assets to the Smith Barney Bank Deposit Program. Retail/Private Bank client assets were $201 billion at March 31, 2003, down 16% compared to the prior-year period, primarily due to negative market action and net outflows of U.S. Retail Money Market funds, partially offset by positive net flows. Institutional client assets of $163 billion at March 31, 2003, were up 4% compared to the prior-year period, reflecting long-term product flows and an increase in institutional liquidity funds, partially offset by negative market action. Retirement Services assets were $11 billion at March 31, 2003 up $1 billion or 12%, from the year-ago quarter. Other assets under management of $87 billion at March 31, 2003 were up $41 billion from the prior-year period, reflecting the $39 billion of TPC's assets.

Sales of proprietary mutual funds and managed account products at Private Client Services declined 49% from the prior-year period to $3.7 billion in the 2003 first quarter, primarily driven by weakness in equity markets and declines in managed account products, and represented 32% of Smith Barney's retail channel sales. Sales of mutual and money funds through Global Consumer's banking network (excluding Mexico) decreased 14% from the prior-year quarter to $1.9 billion in the 2003 first quarter and represented 36% of total sales, including $1.1 billion in International and $0.8 billion in the U.S. Of the $0.8 billion, Primerica sold $0.4 billion of proprietary U.S. mutual and money funds, representing 73% of Primerica's total fund sales in the 2003 first quarter, compared to 70% in the prior-year period. Institutional long-term product sales of $5.7 billion decreased 29% from the 2002 first quarter primarily due to current market conditions, and include $4.1 billion of sales to GCIB clients.

Revenues, net of interest expense, decreased $70 million or 15% from the prior-year period to $400 million in the 2003 first quarter. The decrease was primarily due to the impact of negative market action, reduced fee revenues, the impacts of outflows of U.S. Retail Money Market funds and the peso devaluations in Mexico and Argentina, partially offset by positive net flows. The reduced fee revenues primarily resulted from changes in product mix and revenue sharing arrangements with internal Citigroup distributors and a change in the presentation of certain fee sharing arrangements which decreased both revenues and expenses by $11 million in the current period.

Operating expenses of $254 million in the 2003 first quarter were down $64 million or 20% from the 2002 first quarter, primarily reflecting continued expense management including a decline in incentive compensation, the absence of 2002 first quarter restructuring charges in Argentina of $12 million ($8 million after-tax), the impact of the peso devaluations in Mexico and Argentina and the change in presentation of certain fee sharing arrangements.

PROPRIETARY INVESTMENT ACTIVITIES

                                                                               FIRST QUARTER
                                                                         ------------------------          %
IN MILLIONS OF DOLLARS                                                      2003          2002          Change
---------------------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                                        $       94    $      111         (15)
Operating expenses                                                               78            52          50
                                                                         ------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST                                        16            59         (73)
Income taxes                                                                      8            25         (68)
Minority interest, after-tax                                                      8            (1)         NM
                                                                         ------------------------
NET INCOME                                                               $        -    $       35        (100)
===============================================================================================================

NM   Not meaningful

PROPRIETARY INVESTMENT ACTIVITIES is comprised of Citigroup's proprietary Private Equity investments, including venture capital activities, and Other Investment Activities which includes Citigroup's proprietary investments in hedge funds and real estate investments, investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, ownership of TPC shares and Citigroup's Alternative Investments (CAI) business, for which the net profits on products distributed through Citigroup's ASSET MANAGEMENT, PRIVATE CLIENT and PRIVATE BANK businesses are reflected in the respective distributor's income statement through net revenues.

Revenues, net of interest expense, in the 2003 first quarter of $94 million decreased $17 million from the 2002 first quarter, reflecting lower Private Equity results from lower net mark-to-market gains offset by lower impairment write-downs, partially offset by increased revenues in Other Investment Activities, primarily related to CAI. Operating expenses of $78 million in the 2003 first quarter increased $26 million from the 2002 first quarter primarily reflecting increased expenses in CAI resulting from the impact of CAI's contract with TPC, whereby CAI manages TPC's investments following the August 20, 2002 distribution and CAI's business growth. Minority interest, after-tax of $8 million in the 2003 first quarter, increased $9 million from the prior-year period primarily due to the net impact of majority-owned funds established in late 2002.

See Note 6 to the Consolidated Financial Statements for additional information on investments in fixed maturity and equity securities.

The following sections contain information concerning revenues, net of interest expense, for the two main investment classifications of Proprietary Investment
Activities:

PRIVATE EQUITY includes equity and mezzanine debt financing on both a direct and indirect basis to companies primarily located in the United States and Western Europe, investments in companies located in developing economies with a private equity focus, the investment portfolio related to the Banamex acquisition in August 2001 and CVC/Opportunity Equity Partners, LP (Opportunity).

Opportunity is a third-party managed fund through which Citigroup co-invests in companies that were privatized by the government of Brazil in the mid-1990s.

As of March 31, 2003 and March 31, 2002, Private Equity included assets of $6.053 billion and $8.062 billion, respectively, with the portfolio primarily invested in industrial, consumer goods, communication and technology companies. The decline in assets reflects the impacts of lower net mark-to-market valuations, impairment write-downs and sales.

Revenues for Private Equity, net of interest expense, are composed of the following:

                                                                              FIRST QUARTER
                                                                         ------------------------
IN MILLIONS OF DOLLARS                                                      2003         2002(1)
-------------------------------------------------------------------------------------------------
Net realized gains/(losses)(2)                                           $       41    $       65
Public mark-to-market                                                             3           213
Net impairment (write-downs)/write-ups(3)                                       (20)         (161)
Other(4)                                                                        (14)          (40)
                                                                         ------------------------
Revenues, net of interest expense                                        $       10    $       77
=================================================================================================

(1)  Reclassified to conform to the 2003 presentation.
(2) Includes the changes in unrealized gains/(losses) related to mark-to-market reversals for investments sold during the year.
(3)  Includes private valuation adjustments.
(4)  Includes Opportunity, net investment income and management fees.

Revenues, net of interest expense, of $10 million in the 2003 first quarter declined $67 million from the 2002 first quarter primarily relating to lower net public mark-to-market gains of $210 million and lower net realized gains/(losses) on sales of investments of $24 million, partially offset by lower impairment write-downs of $141 million and increased other net revenues of $26 million. The 2002 first quarter included a mark-to-market gain of $113 million on an investment in India and impairment write-downs of $100 million on certain investments in Argentina.

OTHER INVESTMENT ACTIVITIES includes CAI, various proprietary investments, including Citigroup's approximate 9.9% remaining ownership interest in TPC's outstanding equity securities, certain hedge fund investments and the LDC Debt/Refinancing portfolios. The LDC Debt/Refinancing portfolios include investments in certain countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and earnings are generally derived from interest and restructuring gains/(losses).

As of March 31, 2003, Other Investment Activities included assets of $3.047 billion, including $1.425 billion in TPC shares, $520 million in the LDC Debt/ Refinancing portfolios, $884 million in hedge funds, the majority of which represents money managed for TPC, and $218 million in other assets. As of March 31, 2002, total assets of Other Investment Activities were $1.533 billion, including $743 million in the LDC Debt/Refinancing portfolios, $499 million in hedge funds and $291 million in other assets.

The major components of Other Investment Activities revenues, net of interest expense are as follows:

                                                                              FIRST QUARTER
                                                                         ------------------------
IN MILLIONS OF DOLLARS                                                      2003          2002
-------------------------------------------------------------------------------------------------
LDC Debt/Refinancing portfolios                                          $        4    $        4
Hedge fund investments                                                           15            11
Other                                                                            65            19
                                                                         ------------------------
Revenues, net of interest expense                                        $       84    $       34
=================================================================================================

Revenues, net of interest expense, in the 2003 first quarter of $84 million increased $50 million from the 2002 first quarter, primarily resulting from a $27 million increase in CAI, including revenues related to the TPC contract and business growth, $6 million in revenues from dividends earned on shares of TPC owned by Citigroup, a $4 million increase from improved hedge fund results, and a $13 million increase in other revenues.

Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

CORPORATE/OTHER

                                                                               FIRST QUARTER
                                                                         ------------------------
IN MILLIONS OF DOLLARS                                                      2003          2002
-------------------------------------------------------------------------------------------------
REVENUES, NET OF INTEREST EXPENSE                                        $      131    $      107
Operating expenses                                                              228           186
Provisions for benefits, claims, and credit losses                                -           (10)
                                                                         ------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, MINORITY INTEREST,
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                    (97)          (69)
Income tax benefits                                                              (6)           (6)
Minority interest, after-tax                                                      6             5
                                                                         ------------------------
LOSS FROM CONTINUING OPERATIONS                                                 (97)          (68)
INCOME FROM DISCONTINUED OPERATIONS                                               -         1,406
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                            -           (47)
                                                                         ------------------------
NET INCOME (LOSS)                                                        $      (97)   $    1,291
=================================================================================================

CORPORATE/OTHER includes net corporate treasury results, corporate expenses, certain intersegment eliminations, the results of discontinued operations, the cumulative effect of accounting change and taxes not allocated to the individual businesses.

Revenues, net of interest expense, of $131 million in the 2003 first quarter increased $24 million from the 2002 first quarter, primarily reflecting higher net treasury results and the impact of lower intersegment eliminations. The higher net treasury results primarily related to favorable interest rate positioning and lower funding costs, including the impact of lower interest rates and earnings on fixed income investments, partially offset by the impact of increased borrowing levels.

Operating expenses of $228 million in the 2003 first quarter increased $42 million from the 2002 first quarter primarily due to increases in certain net unallocated corporate costs and higher employee-related costs, partially offset by lower intersegment eliminations.

Discontinued operations in the 2002 first quarter (see Note 4 to the Consolidated Financial Statements) includes the operations of TPC and the gain on the sale of stock of $1.270 billion ($1.061 billion after-tax recognized in the 2002 first quarter and $97 million after-tax recognized in the 2002 third quarter) as a result of the TPC IPO of 231 million shares of its class A common stock. The 2002 cumulative effect of accounting change of $47 million reflects the first quarter impact of adopting the remaining provisions of SFAS 142 relating to goodwill and indefinite-lived intangible assets.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: weak global economic conditions; sovereign or regulatory actions; levels of activity in the global capital markets; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of interest rates, bankruptcy filings and unemployment rates around the world; the continued economic crisis in Argentina; legal and regulatory matters in Argentina, including the effect of the recent decision by the Argentina Supreme Court declaring the 2002 redenomination unconstitutional; possible changes to various stock-based compensation plan provisions for future awards; the effect of adopting SFAS 146 and SFAS 149 and applying FIN 45 and FIN 46; the impact of the financial condition of AMR; economic conditions and credit performance of the portfolios, including increased bankruptcy filings and rising unemployment rates, in Japan; portfolio growth and seasonal factors; subsidiaries' dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; and the resolution of legal proceedings and related matters.

MANAGING GLOBAL RISK

The Citigroup Risk Management framework recognizes the wide range and diversity of global business activities by balancing strong corporate oversight with defined independent risk management functions at the business level. The Citigroup Risk Management Framework is described in detail in Citigroup's 2002 Annual Report on Form 10-K.

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

DETAILS OF CREDIT LOSS EXPERIENCE

                                                      1ST QTR.     4th Qtr.     3rd Qtr.     2nd Qtr.     1st Qtr.
IN MILLIONS OF DOLLARS                                  2003         2002         2002         2002         2002
-------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  AT BEGINNING OF  PERIOD                            $   11,501   $   10,720   $   10,437   $   10,520   $   10,088
                                                     --------------------------------------------------------------
PROVISION FOR CREDIT LOSSES
Consumer                                                  1,810        1,792        1,885        1,599        1,878
Corporate                                                   243          898          804          458          681
                                                     --------------------------------------------------------------
                                                          2,053        2,690        2,689        2,057        2,559
                                                     --------------------------------------------------------------
GROSS CREDIT LOSSES:

CONSUMER
In U.S. offices                                           1,344        1,295        1,255        1,281        1,281
In offices outside the U.S.                                 714          738          784          660          617
CORPORATE
In U.S. offices                                             208          489          323          429          316
In offices outside the U.S.                                 185          277          382          197          241
                                                     --------------------------------------------------------------
                                                          2,451        2,799        2,744        2,567        2,455
                                                     --------------------------------------------------------------
CREDIT RECOVERIES:

CONSUMER
In U.S. offices                                             175          162          149          155          148
In offices outside the U.S.                                 144          161          129          104          107
CORPORATE(1)
In U.S. offices                                              17           73           50          114           30
In offices outside the U.S.                                  31           58           54           27           42
                                                     --------------------------------------------------------------
                                                            367          454          382          400          327
                                                     --------------------------------------------------------------
NET CREDIT LOSSES
In U.S. offices                                           1,360        1,549        1,379        1,441        1,419
In offices outside the U.S.                                 724          796          983          726          709
                                                     --------------------------------------------------------------
                                                          2,084        2,345        2,362        2,167        2,128
                                                     --------------------------------------------------------------
Other -- net(2)                                             (21)         436          (44)          27            1
                                                     --------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES AT END OF PERIOD         $   11,449   $   11,501   $   10,720   $   10,437   $   10,520
                                                     --------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES
  ON LETTERS OF CREDIT(3)                                   167          167          110          110           50
                                                     --------------------------------------------------------------
TOTAL ALLOWANCE FOR LOANS, LEASES, LENDING
  COMMITMENTS AND LETTERS OF CREDIT                  $   11,616   $   11,668   $   10,830   $   10,547   $   10,570
===================================================================================================================
Net consumer credit losses                           $    1,739   $    1,710   $    1,761   $    1,682   $    1,643
As a percentage of average consumer loans                  2.29%        2.33%        2.65%        2.65%        2.71%
===================================================================================================================
Net corporate credit losses                          $      345   $      635   $      601   $      485   $      485
As a percentage of average corporate loans                 1.08%        1.87%        1.76%        1.40%        1.42%
===================================================================================================================

(1) Includes amounts recognized under credit default swaps purchased from third parties.
(2) Primarily includes foreign currency translation effects and the addition of allowance for credit losses of $452 million related to the acquisition of Golden State Bancorp in the 2002 fourth quarter.
(3) Represents additional credit reserves included in Other Liabilities on the Consolidated Statement of Financial Position.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

                                                      MAR. 31,     Dec. 31,    Sept. 30,     June 30,     Mar. 31,
IN MILLIONS OF DOLLARS                                  2003         2002         2002         2002         2002
-------------------------------------------------------------------------------------------------------------------
CORPORATE CASH-BASIS LOANS (1)
Collateral dependent (at lower of cost
  or collateral value) (2)                           $      524   $      572   $      430   $      447   $      455
Other                                                     4,339        4,268        4,259        4,037        3,501
                                                     --------------------------------------------------------------
TOTAL                                                $    4,863   $    4,840   $    4,689   $    4,484   $    3,956
===================================================================================================================
CORPORATE CASH-BASIS LOANS (1)
In U.S. offices                                      $    1,454   $    1,662   $    1,504   $    1,376   $    1,429
In offices outside the U.S.                               3,409        3,178        3,185        3,108        2,527
                                                     --------------------------------------------------------------
TOTAL                                                $    4,863   $    4,840   $    4,689   $    4,484   $    3,956
===================================================================================================================
CORPORATE RENEGOTIATED LOANS
In U.S. offices                                      $      105   $      115   $      202   $      248   $      219
In offices outside the U.S.                                  52           55           65           69          116
                                                     --------------------------------------------------------------
TOTAL                                                $      157   $      170   $      267   $      317   $      335
===================================================================================================================
CONSUMER LOANS ON WHICH ACCRUAL
  OF INTEREST HAD BEEN SUSPENDED
In U.S. offices                                      $    2,368   $    2,338   $    2,307   $    2,445   $    2,205
In offices outside the U.S.                               2,811        2,723        2,535        2,356        2,654
                                                     --------------------------------------------------------------
TOTAL                                                $    5,179   $    5,061   $    4,842   $    4,801   $    4,859
===================================================================================================================
ACCRUING LOANS 90 OR MORE
  DAYS DELINQUENT (3)
In U.S. offices                                      $    2,488   $    2,639   $    2,063   $    2,020   $    1,952
In offices outside the U.S.                                 353          447          562          718          716
                                                     --------------------------------------------------------------
TOTAL                                                $    2,841   $    3,086   $    2,625   $    2,738   $    2,668
===================================================================================================================

(1) Excludes cash-basis loans for the Insurance Subsidiaries and Investment Activities businesses for the first, second, third and fourth quarters of 2002 which were $39 million, $89 million, $136 million and $62 million, respectively, and are included in Other Assets on the Consolidated Statement of Financial Position for the first quarter of 2003.
(2) A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3) Substantially all consumer loans, of which $1,735 million, $1,764 million, $1,250 million, $1,257 million, and $1,106 million are government-guaranteed student loans and Federal Housing Authority mortgages at March 31, 2003, December 31, 2002, September 30, 2002, June 30, 2002,
     and March 31, 2002, respectively.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

                                                      MAR. 31,     Dec. 31,    Sept. 30,     June 30,     Mar. 31,
IN MILLIONS OF DOLLARS                                  2003         2002         2002         2002         2002
-------------------------------------------------------------------------------------------------------------------
OTHER REAL ESTATE OWNED (1)
Consumer                                             $      509   $      495   $      473   $      458   $      384
Corporate (2)                                                78           75          117          136          145
                                                     --------------------------------------------------------------
TOTAL OTHER REAL ESTATE OWNED                        $      587   $      570   $      590   $      594   $      529
===================================================================================================================
OTHER REPOSSESSED ASSETS (3)                         $      255   $      230   $      227   $      320   $      381
===================================================================================================================

(1) Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(2) Excludes Other Real Estate Owned for the Insurance Subsidiaries businesses for the first, second, third and fourth quarters of 2002 which were $125 million, $123 million, $54 million and $36 million, respectively, and is included in Other Assets on the Consolidated Statement of Financial Position for the first quarter of 2003.
(3) Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

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

The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The managed loan portfolio includes loans held-for-sale and certain securitized loans. See Note 13 to the Consolidated Financial Statements.

CONSUMER LOAN DELINQUENCY AMOUNTS, NET CREDIT LOSSES, AND RATIOS

                                                      TOTAL               90 DAYS OR MORE                AVERAGE
IN MILLIONS OF DOLLARS,                               LOANS                 PAST DUE (1)                  LOANS
EXCEPT TOTAL AND AVERAGE LOAN AMOUNTS IN BILLIONS   -------------------------------------------------------------
--------------------------------------------------   MAR. 31,     MAR. 31,    Dec. 31,     Mar. 31,     1ST QTR.
PRODUCT VIEW                                           2003         2003        2002         2002         2003
-----------------------------------------------------------------------------------------------------------------
CARDS                                               $   125.5    $   2,406   $   2,397    $   2,492    $   126.8
  RATIO                                                               1.92%       1.84%        2.12%

    North America                                       114.1        2,180       2,185        2,293        115.2
      RATIO                                                           1.91%       1.85%        2.13%

    International                                        11.4          226         212          199         11.6
      RATIO                                                           1.97%       1.78%        2.00%

CONSUMER FINANCE                                         89.2        2,183       2,197        2,242         88.8
  RATIO                                                               2.45%       2.48%        2.86%

    North America                                        68.6        1,786       1,786        1,979         68.0
      RATIO                                                           2.60%       2.64%        3.28%

    International                                        20.6          397         411          263         20.8
      RATIO                                                           1.93%       1.98%        1.46%

RETAIL BANKING                                          132.3        4,070       4,073        3,448        133.0
  RATIO                                                               3.08%       3.08%        3.66%

    North America                                        98.4        2,761       2,818        2,405         99.4
      RATIO                                                           2.80%       2.82%        3.86%

    International                                        33.9        1,309       1,255        1,043         33.6
      RATIO                                                           3.86%       3.84%        3.26%

PRIVATE BANK (2)                                         32.1          157         174          143         31.4
  RATIO                                                               0.49%       0.56%        0.52%

Other Consumer                                            1.1            -           -            1          0.9
                                                    ------------------------------------------------------------
TOTAL MANAGED (3)                                   $   380.2    $   8,816   $   8,841    $   8,326    $   380.9
RATIO                                                                 2.32%       2.31%        2.61%
----------------------------------------------------------------------------------------------------------------
Securitized receivables                                 (71.0)      (1,413)     (1,285)      (1,392)       (67.7)
Loans held-for-sale                                      (3.0)         (61)       (121)        (130)        (5.1)
----------------------------------------------------------------------------------------------------------------
CONSUMER LOANS (4)                                  $   306.2    $   7,342   $   7,435    $   6,804    $   308.1
RATIO                                                                 2.40%       2.40%        2.76%
================================================================================================================

IN MILLIONS OF DOLLARS,                                    NET CREDIT LOSSES (1)
EXCEPT TOTAL AND AVERAGE LOAN AMOUNTS IN BILLIONS   ----------------------------------
--------------------------------------------------   1ST QTR.     4th Qtr.    1st Qtr.
PRODUCT VIEW                                           2003         2002        2002
--------------------------------------------------------------------------------------
CARDS                                               $   1,832    $    1772   $   1,792
  RATIO                                                  5.86%        5.61%       6.17%

    North America                                       1,715        1,653       1,681
      RATIO                                              6.04%        5.75%       6.33%

    International                                         117          119         111
      RATIO                                              4.09%        4.21%       4.46%

CONSUMER FINANCE                                          855          852         671
  RATIO                                                  3.91%        3.91%       3.52%

    North America                                         513          515         442
      RATIO                                              3.06%        3.10%       3.00%

    International                                         342          337         229
      RATIO                                              6.69%        6.48%       5.32%

RETAIL BANKING                                            152          140         191
  RATIO                                                  0.46%        0.46%       0.81%

    North America                                          67           43          87
      RATIO                                              0.27%        0.20%       0.56%

    International                                          85           97         104
      RATIO                                              1.02%        1.19%       1.29%

PRIVATE BANK (2)                                            2            7           2
  RATIO                                                  0.03%        0.10%       0.04%

Other Consumer                                              -            -           8
                                                    ----------------------------------
TOTAL MANAGED (3)                                   $   2,841    $   2,771   $   2,664
RATIO                                                    3.02%        3.04%       3.39%
--------------------------------------------------------------------------------------
Securitized receivables                                (1,024)        (962)       (935)
Loans held-for-sale                                       (78)         (99)        (86)
--------------------------------------------------------------------------------------
CONSUMER LOANS (4)                                  $   1,739    $   1,710   $   1,643
RATIO                                                    2.29%        2.33%       2.71%
======================================================================================

                                                      TOTAL               90 DAYS OR MORE               AVERAGE
                                                      LOANS                 PAST DUE (1)                 LOANS
                                                    ------------------------------------------------------------
                                                     MAR. 31,     MAR. 31,   Dec. 31,      Mar 31,      1ST QTR.
REGIONAL VIEW                                         2003         2003        2002         2002         2003
----------------------------------------------------------------------------------------------------------------
North America (excluding Mexico)                    $   291.0    $   6,209   $   6,251    $   5,766    $   292.4
  RATIO                                                               2.13%       2.12%        2.44%

Mexico                                                    9.6          602         638          978          9.4
  RATIO                                                               6.27%       6.52%        8.70%

EMEA                                                     29.1        1,305       1,254          866         28.8
  RATIO                                                               4.49%       4.44%        3.75%

Japan                                                    17.4          284         258          203         17.6
  RATIO                                                               1.63%       1.46%        1.19%

Asia (excluding Japan)                                   29.9          347         361          411         29.6
  RATIO                                                               1.16%       1.23%        1.48%

Latin America                                             3.2           69          79          102          3.1
  RATIO                                                               2.18%       2.49%        2.60%
                                                    ------------------------------------------------------------
TOTAL MANAGED (3)                                   $   380.2    $   8,816   $   8,841    $   8,326    $   380.9
RATIO                                                                 2.32%       2.31%        2.61%
----------------------------------------------------------------------------------------------------------------
Securitized receivables                                 (71.0)      (1,413)     (1,285)      (1,392)       (67.7)
Loans held-for-sale                                      (3.0)         (61)       (121)        (130)        (5.1)
----------------------------------------------------------------------------------------------------------------
CONSUMER LOANS (4)                                  $   306.2    $   7,342   $   7,435    $   6,804    $   308.1
RATIO                                                                 2.40%       2.40%        2.76%
================================================================================================================

                                                           NET CREDIT LOSSES (1)
                                                    ----------------------------------
                                                     1ST QTR.     4th Qtr.   1st Qtr.
REGIONAL VIEW                                          2003         2002        2002
--------------------------------------------------------------------------------------
North America (excluding Mexico)                    $   2,271    $   2,195   $   2,158
  RATIO                                                  3.15%        3.16%       3.72%

Mexico                                                     27           20          61
  RATIO                                                  1.17%        0.84%       2.15%

EMEA                                                      114          114          96
  RATIO                                                  1.60%        1.65%       1.70%

Japan                                                     315          306         194
  RATIO                                                  7.28%        6.97%       4.81%

Asia (excluding Japan)                                     98           96          85
  RATIO                                                  1.35%        1.32%       1.23%

Latin America                                              16           40          70
  RATIO                                                  2.10%        4.97%       6.04%
                                                    ----------------------------------
TOTAL MANAGED (3)                                   $   2,841    $   2,771   $   2,664
RATIO                                                    3.02%        3.04%       3.39%
--------------------------------------------------------------------------------------
Securitized receivables                                (1,024)        (962)       (935)
Loans held-for-sale                                       (78)         (99)        (86)
--------------------------------------------------------------------------------------
CONSUMER LOANS (4)                                  $   1,739    $   1,710   $   1,643
RATIO                                                    2.29%        2.33%       2.71%
======================================================================================

(1) The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2) PRIVATE BANK results are reported as part of the Global Investment Management segment.
(3) This table presents credit information on a managed basis and shows the impact of securitizations to reconcile to a held basis. Only North America Cards from a product view, and North America from a regional view, are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way the business is managed.
(4) Total loans and total average loans exclude certain interest and fees on credit cards of approximately $0.8 billion and $1.0 billion, respectively, for the first quarter of 2003 and approximately $1.0 billion and $1.2 billion, respectively, for the fourth quarter of 2002, which are included in Consumer Loans on the Consolidated Statement of Financial Position.

CONSUMER LOAN BALANCES, NET OF UNEARNED INCOME

                                          END OF PERIOD                          AVERAGE
                                ---------------------------------   ---------------------------------
                                 MAR. 31,    Dec. 31,    Mar. 31,    1ST QTR.    4th Qtr.    1st Qtr.
IN BILLIONS OF DOLLARS            2003         2002        2002        2003        2002        2002
-----------------------------------------------------------------------------------------------------
TOTAL MANAGED                   $   380.2   $   383.2   $   319.0   $   380.9   $   362.1   $   318.9
Securitized receivables             (71.0)      (67.1)      (65.8)      (67.7)      (64.3)      (66.8)
Loans held-for-sale                  (3.0)       (6.5)       (6.5)       (5.1)       (6.5)       (6.5)
                                ---------------------------------   ---------------------------------
ON-BALANCE SHEET (1)            $   306.2   $   309.6   $   246.7   $   308.1   $   291.3   $   245.6
=====================================================================================================

(1) Total loans and total average loans exclude certain interest and fees on credit cards of approximately $0.8 billion and $1.0 billion, respectively, for the first quarter of 2003 and approximately $1.0 billion and $1.2 billion, respectively, for the fourth quarter of 2002, which are included in Consumer Loans on the Consolidated Statement of Financial Position.

Total delinquencies 90 days or more past due in the managed portfolio were $8.816 billion or 2.32% of loans at March 31, 2003, compared to $8.841 billion or 2.31% at December 31, 2002 and $8.326 billion or 2.61% at March 31, 2002. Total managed net credit losses in the 2003 first quarter were $2.841 billion and the related loss ratio was 3.02%, compared to $2.771 billion and 3.04% in the 2002 fourth quarter and $2.664 billion and 3.39% in the 2002 first quarter. For a discussion of trends by business, see business discussions on pages 15 - 20 and page 27.

Citigroup's allowance for credit losses of $11.449 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $6.476 billion at March 31, 2003, $6.410 billion at December 31, 2002 and $5.732 billion at March 31, 2002. The increase in the allowance for credit losses from a year ago was primarily due to a $452 million addition associated with the acquisition of GSB and a $206 million increase in Citi Cards established in accordance with 2002 Federal Financial Institutions Examination Council (FFIEC) guidance related to past due interest and late fees. The level of the consumer allowance was also impacted by deteriorating credit in the CONSUMER FINANCE portfolio in Japan. The allowance as a percentage of loans on the balance sheet was 2.11% at March 31, 2003, compared to 2.06% at December 31, 2002 and 2.33% at March 31, 2002. The decline in the allowance as a percentage of loans from the prior year primarily reflected the addition of the GSB loan portfolio, which is predominantly secured by real estate, combined with growth in consumer loans and the impact of stricter lending standards and portfolio management in individual businesses. On-balance sheet consumer loans of $306.2 billion increased $59.5 billion or 24% from March 31, 2002. The increase from a year ago was primarily driven by the addition of GSB loans, receivable growth in North America Cards, mortgage and student loan growth in Consumer Assets and increases in real estate-secured loans in the Private Bank and CONSUMER FINANCE. In addition, the growth in loans from a year ago reflected strengthening currencies in EMEA, Japan and Asia.

Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies. In Japan, net credit losses and the related loss ratio are expected to increase from the 2003 first quarter due to current economic conditions in that country, including rising bankruptcy filings and unemployment rates. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

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

The following table summarizes corporate cash-basis loans and net credit losses:

IN MILLIONS OF DOLLARS                                                  MAR. 31, 2003   Dec. 31, 2002   Mar. 31, 2002
---------------------------------------------------------------------------------------------------------------------
CORPORATE CASH-BASIS LOANS (1)
CAPITAL MARKETS AND BANKING                                             $       4,324   $       4,268   $       3,514
TRANSACTION SERVICES                                                              539             572             442
                                                                        ---------------------------------------------
TOTAL CORPORATE CASH-BASIS LOANS                                        $       4,863   $       4,840   $       3,956
=====================================================================================================================
NET CREDIT LOSSES
CAPITAL MARKETS AND BANKING                                             $         336   $         605   $         414
TRANSACTION SERVICES                                                                9               5              69
Private Client Services (2)                                                         -               3               2
Other                                                                               -              22               -
                                                                        ---------------------------------------------
TOTAL NET CREDIT LOSSES                                                 $         345   $         635   $         485
                                                                        =============================================

Corporate Allowance for Credit Losses                                   $       4,973   $       5,091   $       4,788
Corporate Allowance for Credit Losses on Letters of Credit (3)                    167             167              50
                                                                        ---------------------------------------------
TOTAL CORPORATE ALLOWANCE FOR LOANS, LEASES,
  LENDING COMMITMENTS AND LETTERS OF CREDIT                             $       5,140   $       5,258   $       4,838
=====================================================================================================================
Corporate Allowance As a Percentage of Total Corporate Loans (4)                 3.79%           3.71%           3.37%
=====================================================================================================================

(1) Excludes cash-basis loans for the Insurance Subsidiaries and Investment Activities businesses for the fourth quarter of 2002 and the first quarter of 2002 which totaled $39 million and $62 million, respectively, and are included in Other Assets on the Consolidated Statement of Financial Position for the first quarter of 2003.
(2) Private Client Services is included within the Private Client Services segment.
(3) Represents additional credit reserves included in Other Liabilities on the Consolidated Statement of Financial Position.
(4)  Does not include the allowance for letters of credit.

Corporate cash-basis loans were $4.863 billion, $4.840 billion and $3.956 billion at March 31, 2003, December 31, 2002, and March 31, 2002, respectively. Cash-basis loans increased $907 million from March 31, 2002 due to increases in CAPITAL MARKETS AND BANKING and TRANSACTION SERVICES. CAPITAL MARKETS AND BANKING primarily reflects increases in the telecommunications and energy industries and the transportation leasing and equipment finance portfolios in CitiCapital, as well as corporate borrowers in Hong Kong, Brazil and Thailand. TRANSACTION SERVICES increased primarily due to increases in trade finance receivables in Argentina, Brazil and Mexico. Cash-basis loans increased $23 million from December 31, 2002 due to increases in CAPITAL MARKETS AND BANKING. CAPITAL MARKETS AND BANKING primarily reflects increases in Asia, mainly Hong Kong and India, as well as Brazil and Mexico, partially offset by decreases in Argentina, in the telecommunications industry and the transportation portfolio in CitiCapital.

Total corporate Other Real Estate Owned (OREO) was $78 million, $75 million and $145 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively. The $67 million decrease from March 31, 2002 is primarily due to continued improvements in the North America real estate portfolio.

Total corporate Other Repossessed Assets were $145 million, $139 million and $274 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively. The $129 million decrease from March 31, 2002 primarily reflects improvements in the transportation equipment portfolio due to a decline in portfolio size and improved credit quality.

Total corporate loans outstanding at March 31, 2003 were $131 billion as compared to $137 billion at December 31, 2002 and $142 billion at March 31, 2002.

Total corporate net credit losses of $345 million in the 2003 first quarter decreased $140 million compared to the 2002 first quarter, primarily due to lower net credit losses in the energy and telecommunications industries and Argentina.

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

Citigroup's allowance for credit losses for loans, leases, lending commitments and letters of credit of $11.616 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the corporate portfolio was $4.973 billion at March 31, 2003, compared to $5.091 billion at December 31, 2002 and $4.788 billion at March 31, 2002. The allowance attributed to corporate loans, leases and lending commitments as a percentage of corporate loans was 3.79% at March 31, 2003, as compared to 3.71% and 3.37% at December 31, 2002 and March 31, 2002, respectively. The $185 million increase in total corporate reserves from March 31, 2002 primarily reflects additional reserves established as a result of the impact of the continuing deterioration in the Argentine economy and telecommunications and merchant energy industries. The $118 million decrease in the total corporate allowance from the fourth quarter 2002 primarily reflects the utilization of reserves established for Argentina and the telecommunications and merchant energy credits. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Corporate net credit losses and cash-basis loans are expected to slightly improve compared to 2002 levels despite continued weak global economic conditions, sovereign or regulatory actions, and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

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

The table below illustrates the impact to Citigroup's pretax earnings from a 100 basis point increase or decrease in the U.S. dollar yield curve. As of March 31, 2003, the potential impact on pretax earnings over the next 12 months is a decrease of $765 million from an interest rate increase and an increase of $930 million from an interest rate decrease. The potential impact on pretax earnings for periods beyond the first 12 months is an increase of $625 million from an increase in interest rates and a decrease of $524 million from an interest rate decrease. The change in Earnings-at-Risk from the prior year and the prior year-end primarily reflects the change in the asset/liability mix to reflect Citigroup's view of interest rates.

As of March 31, 2003, the statistical equivalent of a 100 basis point increase in Mexican peso interest rates would have a potential positive impact on Citigroup's pretax earnings over the next twelve months of approximately $43 million and a potential positive impact of $306 million for the years thereafter. The statistical equivalent of a 100 basis points decrease in Mexican peso interest rates would have a potential negative impact on Citigroup's pretax earnings over the next twelve months of approximately $43 million and potential negative impact of $306 million for the years thereafter. The change in Earnings-at-Risk from the prior year reflects a reduction of interest rate exposure in the balance sheet, partially offset by an increase in the relative volatility of Mexican peso interest rates. The change in Earnings-at-Risk from the prior year-end primarily reflects a change in the asset/liability mix as well as changes in the repricing profile of the balance sheet.

As of March 31, 2003, excluding the impact of changes in Mexican peso interest rates, the statistical equivalent of a 100 basis point increase in other non-U.S. dollar interest rates would have a potential negative impact on Citigroup's pretax earnings over the next twelve months of $190 million and a potential positive impact of $508 million for the years thereafter. The statistical equivalent of a 100 basis point decrease in other non-U.S. dollar interest rates would have a potential positive impact on Citigroup's pretax earnings over the next twelve months of $193 million and a potential negative impact of $491 million for the years thereafter. The change in the other non-U.S. dollar Earnings-at-Risk from the prior year primarily reflects changes in the asset/liability mix across a range of currencies based on Citigroup's view of interest rates as well as changes in the repricing profile of the balance sheet. The change in the other non-U.S. dollar Earnings-at-Risk from the prior year-end reflects minor offsetting changes across a range of currencies.

CITIGROUP EARNINGS-AT-RISK (IMPACT ON PRETAX EARNINGS) (1)

                                                  MARCH 31, 2003
                                                                             OTHER
IN MILLIONS OF DOLLARS         U.S. DOLLAR          MEXICAN PESO      NON-U.S. DOLLAR (2)
-----------------------------------------------------------------------------------------
                           INCREASE   DECREASE   INCREASE  DECREASE   INCREASE   DECREASE
                           --------------------------------------------------------------
Twelve months and less     $   (765)  $    930   $     43  $    (43)  $   (190)  $    193
Thereafter (3)                  625       (524)       306      (306)       508       (491)
-----------------------------------------------------------------------------------------
Total                      $   (140)  $    406   $    349  $   (349)  $    318   $   (298)
=========================================================================================

                                                 DECEMBER 31, 2002
                                                                            OTHER
IN MILLIONS OF DOLLARS         U.S. DOLLAR           MEXICAN PESO      NON-U.S. DOLLAR (2)
-----------------------------------------------------------------------------------------
                           Increase   Decrease   Increase  Decrease   Increase   Decrease
                           --------------------------------------------------------------
Twelve months and less     $   (822)  $    969   $    249  $   (249)  $   (188)  $    191
Thereafter (3)                  460       (380)      (157)      157        500       (484)
-----------------------------------------------------------------------------------------
Total                      $   (362)  $    589   $     92  $    (92)  $    312   $   (293)
=========================================================================================

                                                  MARCH 31, 2002
                                                                            OTHER
IN MILLIONS OF DOLLARS       U.S. DOLLAR (4)         MEXICAN PESO      NON-U.S. DOLLAR (2)
-----------------------------------------------------------------------------------------
                           Increase   Decrease   Increase  Decrease   Increase   Decrease
                           --------------------------------------------------------------
Twelve months and less     $   (845)  $    734   $    348  $   (348)  $   (176)  $    178
Thereafter (3)                 (667)        50         34       (34)       (26)        39
-----------------------------------------------------------------------------------------
Total                      $ (1,512)  $    784   $    382  $   (382)  $   (202)  $    217
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

(4)  Restated to conform to the current period's presentation.

INSURANCE COMPANIES

The table below reflects the estimated decrease in the fair value of financial instruments held in the Insurance companies, as a result of a 100 basis point increase in interest rates.

IN MILLIONS OF DOLLARS                              MARCH 31, 2003  December 31, 2002  March 31, 2002
-----------------------------------------------------------------------------------------------------
Assets
Investments (1)                                     $        1,988  $           1,897  $        3,659
-----------------------------------------------------------------------------------------------------
Liabilities
Long-term debt                                      $            9  $              11  $           47
Contractholder funds                                           958                932             774
Redeemable securities of subsidiary trusts                       -                  -              48
=====================================================================================================

(1) The decline from March 31, 2002 to December 31, 2002 is primarily attributable to the exclusion of discontinued operations. See Note 4 to the Consolidated Financial Statements.

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

For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $69 million at March 31, 2003. Daily exposures averaged $75 million during the first quarter of 2003 and ranged from $64 million to $128 million.

The following table summarizes Value-at-Risk in the trading portfolios as of March 31, 2003 and December 31, 2002, along with the averages:

                                                      MARCH 31,     FIRST QUARTER    December 31,     Full-Year
IN MILLIONS OF DOLLARS                                  2003           AVERAGE           2002       2002 Average
-----------------------------------------------------------------------------------------------------------------
Interest rate                                       $          68   $          66   $          75   $          54
Foreign exchange                                               19              26              25              16
Equity                                                         11              16              12              18
All other (primarily commodity)                                 7               6               5              13
Covariance adjustment                                         (36)            (39)            (34)            (35)
                                                    -------------------------------------------------------------
Total                                               $          69   $          75   $          83   $          66
=================================================================================================================

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the first quarter of 2003 and all of 2002:

                                                            FIRST QUARTER                     Full-Year
                                                                 2003                            2002
                                                    -------------------------------------------------------------
IN MILLIONS OF DOLLARS                                   LOW            HIGH             Low            High
-----------------------------------------------------------------------------------------------------------------
Interest rate                                       $          55   $          77   $          41   $          75
Foreign exchange                                               19              31               5              32
Equity                                                          8              87               8              51
All other (primarily commodity)                                 4               9               4              26
=================================================================================================================

OPERATIONAL RISK MANAGEMENT PROCESS

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events. It includes reputation and franchise risks associated with business practices or market conduct that the Company may undertake with respect to activities as principal, as well as agent, or through a special purpose vehicle.

The Citigroup Operational Risk Policy codifies the core governing principles for operational risk management and provides the framework to identify, control, monitor, measure, and report operational risks in a consistent manner across the Company.

COUNTRY AND CROSS-BORDER RISK MANAGEMENT PROCESS

COUNTRY RISK

The Citigroup Country Risk Committee is chaired by senior international business management, and includes as its members business managers and independent risk managers from around the world. The committee's primary objective is to strengthen the management of country risk, defined as the total risk to the Company of an event that impacts a country. The committee regularly reviews all risk exposures within a country, makes recommendations as to actions, and follows up to ensure appropriate accountability.

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

The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

                                                                                      MARCH 31, 2003      December 31, 2002
-------------------------------------------------------------------------------------------------------  -------------------
                               CROSS-BORDER CLAIMS ON THIRD PARTIES
                            -----------------------------------------
                                                                          NET
                                                                      INVESTMENTS
                             TRADING                                     IN AND      TOTAL                Total
                              AND                                      FUNDING OF   CROSS-                Cross-
                             SHORT-     RESALE                            LOCAL     BORDER                Border
                              TERM      AGREE-       ALL               FRANCHISES    OUT-      COMMIT-     Out-     Commit-
IN BILLIONS OF DOLLARS     CLAIMS (1)   MENTS       OTHER      TOTAL       (2)    STANDINGS   MENTS (3)  standings  ments (3)
-----------------------------------------------------------------------------------------------------------------------------
GERMANY                     $   12.6   $    4.0   $    1.1   $   17.7   $    4.1   $   21.8   $   13.8   $   19.0   $   10.9
UNITED KINGDOM                   5.3       13.6        1.9       20.8          -       20.8       25.4       13.8       26.3
FRANCE                           5.7        9.5        0.9       16.1        0.4       16.5        5.6       15.9        5.9
ITALY                            9.2        1.0        0.2       10.4        2.3       12.7        1.5       11.3        1.6
MEXICO                           3.9          -        4.2        8.1        0.7        8.8        0.5        9.1        0.5
NETHERLANDS                      5.7        1.8        1.2        8.7          -        8.7        3.1        9.9        4.1
JAPAN                            2.7        3.7        1.5        7.9          -        7.9        0.4        9.4        0.4
CANADA                           2.7        0.2        1.1        4.0        3.8        7.8        2.0        7.0        2.1
BRAZIL                           1.7          -        2.4        4.1        2.9        7.0          -        7.5          -
=============================================================================================================================

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

Total cross-border outstandings for March 31, 2003 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis amounted to $33.0 billion for Germany, $8.8 billion for the United Kingdom, $14.3 billion for France, $27.0 billion for Italy, $10.0 billion for Mexico, $8.8 billion for the Netherlands, $9.8 billion for Japan, $8.7 billion for Canada, and $7.9 billion for Brazil.

Total cross-border outstandings for December 31, 2002 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis amounted to $26.5 billion for Germany, $9.9 billion for the United Kingdom, $11.7 billion for France, $20.3 billion for Italy, $10.4 billion for Mexico, $7.8 billion for the Netherlands, $9.3 billion for Japan, $7.3 billion for Canada, and $8.8 billion for Brazil.

LIQUIDITY AND CAPITAL RESOURCES

Citigroup's primary source of incremental capital resources is its net earnings. Other sources include proceeds from the issuance of common and preferred securities, trust preferred securities, senior debt, subordinated debt and commercial paper. Citigroup can also generate funds by securitizing various financial assets including credit card receivables and other receivables generally secured by collateral such as single-family residences and automobiles, or monetizing investment securities.

Citigroup uses these capital resources to pay dividends to its stockholders, to repurchase its shares in the market pursuant to Board-of-Directors approved plans, to support organic growth, to make acquisitions and to service its debt obligations.

As a financial holding company, substantially all of Citigroup's net earnings are generated within its operating subsidiaries including Citibank, Citigroup Global Markets Inc. (CGMI), CitiFinancial, and TIC. Each of these subsidiaries makes these funds available to Citigroup in the form of dividends. The subsidiaries' dividend paying abilities are limited by certain covenant restrictions in credit agreements and/or by regulatory requirements. Certain of these subsidiaries are also subject to rating agency requirements that also impact their capitalization levels.

During 2003, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due. Under its long-standing repurchase program the Company buys back shares in the market from time to time. At March 31, 2003, there was $4.0 billion remaining under the authorized program. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 32.

The following table summarizes the Company's repurchase program during the 2003 first quarter:

                                                                    Dollar Value
                                                                    of Remaining
                                                                     Authorized
IN MILLIONS OF DOLLARS,           TOTAL SHARES    Average Price      Repurchase
 EXCEPT PER SHARE AMOUNTS        REPURCHASED (1)  Paid per Share       Program
---------------------------------------------------------------------------------
First quarter 2003                    34.3        $        34.17   $        3,957
=================================================================================

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

Citigroup has unutilized bilateral committed revolving credit facilities in the amount of $3.5 billion that expire on various dates in 2003 and 2004. Under these facilities, Citigroup is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreements). Citigroup exceeded this requirement by approximately $62.3 billion at March 31, 2003.

Associates First Capital Corporation (Associates), a subsidiary of Citicorp, had a combination of unutilized credit facilities of $3.6 billion as of March 31, 2003 which have maturities ranging from 2003 to 2005. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At March 31, 2003, this requirement was exceeded by approximately $61.2 billion. Citicorp has also guaranteed various debt obligations of Associates and CitiFinancial Credit Company (CCC), an indirect subsidiary of Citicorp.

Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks. Each company pays its banks facility fees for its lines of credit.

Citicorp, CGMHI, and some of their nonbank subsidiaries have credit facilities with Citicorp's subsidiary banks, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

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

SECURITIZATION OF CITIGROUP'S ASSETS

In certain off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations Citigroup is securitizing assets that were previously recorded in its Consolidated Statement of Financial Position. Under generally accepted accounting principles, the assets and liabilities of these SPEs do not appear in Citigroup's Consolidated Statement of Financial Position. At March 31, 2003 and December 31, 2002 the total amount of loans securitized and outstanding was $227 billion and $234 billion, respectively. Servicing rights and other retained interests amounted to $3.9 billion at March 31, 2003.

The following table summarizes certain cash flows received from and paid to securitization trusts during the three months ended March 31, 2003 and 2002:

                                                      MARCH 31, 2003                         March 31, 2002
                                           ---------------------------------------------------------------------------
                                             CREDIT                                 Credit
IN BILLIONS OF DOLLARS                       CARDS      MORTGAGES     OTHER (1)     Cards      Mortgages     Other (1)
----------------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations          $      7.1   $     11.9   $      3.5   $      3.5   $      8.7   $      0.2
Proceeds from collections reinvested
  in new receivables                             33.7            -            -         33.3            -            -
Servicing fees received                           0.3            -            -          0.3          0.1            -
Cash flows received on retained interest
  and other net cash flows                        1.0            -            -          1.0          0.1            -
======================================================================================================================

(1)  Other includes corporate debt securities, auto loans and other assets.

CREDIT CARD RECEIVABLES

Credit card receivables are securitized through trusts, which are established to purchase the receivables. Citigroup sells receivables into the trusts on a non-recourse basis. After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to a predetermined maximum amount and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, Citigroup's loss is limited to its retained interest, consisting of seller's interest and an interest-only strip that arises from the calculation of gain or loss at the time receivables are sold to the SPE. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citigroup subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. CGMI is one of several underwriters that distribute securities issued by the trusts to investors.

At March 31, 2003 and December 31, 2002, total assets in the credit card trusts were $83 billion and $84 billion, respectively. Of that amount at March 31, 2003 and December 31, 2002, $71 billion and $67 billion, respectively, has been sold to investors via trust-issued securities, and the remaining seller's interest of $12 billion and $17 billion, respectively, is included in Citigroup's Consolidated Statement of Financial Position as Consumer Loans. Citigroup retains credit risk on its seller's interests and reserves for credit losses inherent in the portfolio. Amounts receivable from the trusts were $1.144 billion and $1.112 billion, respectively, and amounts due to the trusts were $916 million and $889 million, respectively, at March 31, 2003 and December 31, 2002. The Company also holds an interest-only strip of $642 million at March 31, 2003 that arose from the calculation of gain or loss at the time assets were sold to the trusts. During the first quarter of 2003 the Company recorded gains of $146 million related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations.

MORTGAGES AND OTHER ASSETS

The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Home equity loans may be revolving lines of credit under which borrowers have the right to draw on the line of credit up to their maximum amount for a specified number of years. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other assets securitizations, consisting of seller's interest and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $86.2 million and $36.8 million during the three months ended March 31, 2003 and 2002, respectively.

SECURITIZATIONS OF CLIENT ASSETS

The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides second loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. At March 31, 2003 and December 31, 2002, total assets in the conduits were $49 billion and $49 billion, respectively, and liabilities were $49 billion and $49 billion, respectively. In addition, the Company participates in providing liquidity backstop lines of credit to conduits administered by other financial institutions.

The Company also securitizes clients' debt obligations in transactions involving SPEs that issue collateralized debt obligations (CDOs). A majority of the transactions are on behalf of clients where the Company first purchases the assets at the request of the clients and warehouses them until the securitization transaction is executed. Other CDOs are structured where the underlying debt obligations are purchased directly in the open market or from issuers. Some CDOs have static unmanaged portfolios of assets, while others have a more actively managed portfolio of financial assets. The Company receives market-rate fees for structuring and distributing the CDO securities to investors. At March 31, 2003, assets in the CDOs amounted to $18 billion.

In addition to securitizations of mortgage loans originated by the Company, the Company also securitizes purchased mortgage loans, creating collateralized mortgage obligations (CMOs) and other mortgage-backed securities (MBSs) and distributes them to investors. Since January 1, 2000, the Company has organized mortgage securitizations with assets of $185 billion at March 31, 2003. The Company may also provide liquidity facilities, provide servicing for the mortgage loans transferred to the SPE, and be a derivative counterparty to the SPE.

CREATION OF OTHER INVESTMENT AND FINANCING PRODUCTS

The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including hedge funds, mutual funds, unit investment trusts, and other investment funds, for institutional and Private Bank clients as well as retail customers, that match the clients' investment needs and preferences. The funds may be credit-enhanced by excess assets in the investment pool or by third-party insurers assuming the risks of the underlying assets, thus reducing the credit risk assumed by the investors and diversifying investors' risk to a pool of assets as compared with investments in individual assets. For a limited number of mutual funds, the Company provides a guarantee that investors will recover their principal investments. In certain instances for newly-established funds, the Company may provide seed money until such funds are ready to distribute interests widely to investors. Where the Company has provided a majority of the initial investment, the fund is consolidated. The Company typically manages the funds for market-rate fees. In addition, the Company may be one of several liquidity providers to the funds and may place the securities with investors.

CREDIT COMMITMENTS AND LINES OF CREDIT

The table below summarizes Citigroup's credit commitment as of March 31, 2003 and December 31, 2002. Further details are included in the footnotes.

IN MILLIONS OF DOLLARS                                                           MARCH 31, 2003  December 31, 2002
------------------------------------------------------------------------------------------------------------------
Financial standby letters of credit and foreign office guarantees                $       33,168   $         32,220
Performance standby letters of credit and foreign office guarantees                       8,708              7,320
Commercial and similar letters of credit                                                  4,477              4,965
One- to four-family residential mortgages                                                 3,475              3,990
Revolving open-end loans secured by one- to four-family residential properties           11,064             10,297
Commercial real estate, construction and land development                                 2,001              1,781
Credit card lines(1)                                                                    424,639            407,822
Commercial and other consumer loan commitments(2)                                       211,731            214,166
                                                                                 ---------------------------------
Total                                                                            $      699,263   $        682,561
==================================================================================================================

(1)  Credit card lines are unconditionally cancelable by the issuer.
(2) Includes $125 billion and $132 billion with original maturity of less than one year at March 31, 2003 and December 31, 2002, respectively.

See Note 14 to the Consolidated Financial Statements for additional information.

CAPITAL

CITIGROUP INC.

Citigroup is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System (FRB). These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off-balance sheet exposures such as unused loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by a leverage ratio requirement. To be "well capitalized" under Federal bank regulatory agency definitions, a bank holding company must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 3%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

CITIGROUP RATIOS

                                    MARCH 31, 2003  December 31, 2002
---------------------------------------------------------------------
Tier 1 capital                                8.67%              8.47%
Total capital (Tier 1 and Tier 2)            11.57%             11.25%
Leverage(1)                                   5.27%              5.49%
Common stockholders' equity                   7.58%              7.78%
=====================================================================

(1)  Tier 1 capital divided by adjusted average assets.

Citigroup maintained a strong capital position during the first quarter of 2003. Total capital (Tier 1 and Tier 2) amounted to $80.1 billion at March 31, 2003, representing 11.57% of risk-adjusted assets. This compares to $78.3 billion and 11.25% at December 31, 2002. Tier 1 capital of $60.1 billion at March 31, 2003 represented 8.67% of risk-adjusted assets, compared to $59.0 billion and 8.47% at December 31, 2002. Citigroup's leverage ratio was 5.27% at March 31, 2003, compared to 5.49% at December 31, 2002.

COMPONENTS OF CAPITAL UNDER REGULATORY GUIDELINES

IN MILLIONS OF DOLLARS                                              MARCH 31, 2003  December 31, 2002
-----------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common stockholders' equity                                         $       86,215   $         85,318
Qualifying perpetual preferred stock                                         1,126              1,400
Qualifying mandatorily redeemable securities of subsidiary trusts            6,658              6,152
Minority interest(1)                                                           735              1,236
Less: Net unrealized gains on securities available-for-sale(2)              (2,168)            (1,957)
Accumulated net gains on cash flow hedges, net of tax                       (1,066)            (1,242)
Intangible assets:
Goodwill                                                                   (26,605)           (26,961)
Other intangible assets                                                     (4,250)            (4,322)
50% investment in certain subsidiaries(3)                                      (38)               (37)
Other                                                                         (542)              (575)
                                                                    ---------------------------------
TOTAL TIER 1 CAPITAL                                                        60,065             59,012
-----------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for credit losses(4)                                               8,812              8,873
Qualifying debt(5)                                                          11,115             10,288
Unrealized marketable equity securities gains(2)                               129                180
Less: 50% investment in certain subsidiaries(3)                                (38)               (36)
                                                                    ---------------------------------
TOTAL TIER 2 CAPITAL                                                        20,018             19,305
                                                                    ---------------------------------
TOTAL CAPITAL (TIER 1 AND TIER 2)                                   $       80,083   $         78,317
=====================================================================================================
RISK-ADJUSTED ASSETS(6)                                             $      692,398   $        696,339
=====================================================================================================

(1) The decrease in minority interest during the quarter reflects the redemption of $500 million of REIT preferred stock.
(2) Tier 1 capital excludes unrealized gains and losses on debt securities available-for-sale in accordance with regulatory risk-based capital guidelines. The Federal bank regulatory agencies permit institutions to include in Tier 2 capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values. Institutions are required to deduct from Tier 1 capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values, net of tax.
(3)  Represents unconsolidated banking and finance subsidiaries.
(4) Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5) Includes qualifying senior and subordinated debt in an amount not exceeding 50% of Tier 1 capital, and subordinated capital notes subject to certain limitations.
(6) Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $31.4 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of March 31, 2003, compared to $31.5 billion as of December 31, 2002. Market risk-equivalent assets included in risk-adjusted assets amounted to $34.7 billion at March 31, 2003 and $30.6 billion at December 31, 2002. Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

Common stockholders' equity increased a net $0.9 billion during the first three months of 2003 to $86.2 billion at March 31, 2003, representing 7.58% of assets, compared to $85.3 billion and 7.78% at year-end 2002. The increase in common stockholders' equity during the first three months of 2003 principally reflected net income of $4.1 billion, and $1.5 billion related to the issuance of shares pursuant to employee benefit plans and other activity, offset by the net issuance of restricted and deferred stock of $1.6 billion, treasury stock acquired of $1.2 billion, dividends declared on common stock of $1.0 billion and $0.9 billion related to the after-tax net change in equity from nonowner sources. The decrease in the common stockholders' equity ratio during the first three months of 2003 reflected the above items, and was offset by the increase in total assets.

On March 3, 2003, Citigroup and Citigroup Global Markets Holdings Inc. (CGMHI) redeemed, for cash, all of the Trust Preferred securities of Citigroup Capital IV and SSBH Capital I, respectively, at the redemption price of $25 per Preferred security plus any accrued interest and unpaid distributions thereon. On March 3, 2003, Citigroup redeemed the Series Q and R Preferred Stock.

During July 2002, the Board of Directors granted approval for the repurchase of an additional $5 billion of Citigroup common stock, continuing the Company's program of buying back its shares. Under its long-standing repurchase program, the Company buys back shares in the market from time to time.

The total mandatorily redeemable securities of subsidiary trusts (trust securities) which qualify as Tier 1 capital at March 31, 2003 and December 31, 2002 were $6.658 billion and $6.152 billion, respectively. The amount outstanding at March 31, 2003 includes $5.563 billion of parent-obligated securities and $1.095 billion of subsidiary-obligated securities, and at December 31, 2002 includes $4.657 billion of parent-obligated securities and $1.495 billion of subsidiary-obligated securities.

Citigroup's subsidiary depository institutions in the United States are subject to the risk-based capital guidelines issued by their respective primary Federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At March 31, 2003, all of Citigroup's subsidiary depository institutions were "well capitalized" under the Federal bank regulatory agencies' definitions.

The Basel Committee on Banking Supervision, consisting of central banks and bank supervisors from 13 countries, is developing a new set of risk based capital standards, on which it has received significant input from Citigroup and other major banking organizations. The Basel Committee intends to finalize the capital standards by the fourth quarter of 2003 and implement a new framework by year-end 2006. The U.S. banking regulators are expected to issue an advance notice of proposed rule making in July 2003 to address issues in advance of issuing their proposed rules incorporating the new Basel standards. The final version of these rules will apply to Citigroup and other large U.S. banks and bank holding companies. Citigroup is assessing the impact of the proposed new capital standards, participating in efforts to refine the standards and monitoring the progress of the Basel initiative.

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

CITICORP

The in-country forum for liquidity issues is the ALCO, which includes senior executives within each country. The ALCO reviews the current and prospective funding requirements for all businesses and legal entities within the country, as well as the capital position and balance sheet. All businesses within the country are represented on the committee with the focal point being the Country Treasurer. The Citigroup Country Officer and the Country Treasurer ensure that all funding obligations in each country are met when due. The Citigroup Corporate Treasurer, in concert with the Citigroup Country Officer and the Regional Market Risk Manager, appoints the Country Treasurer.

Each Country Treasurer must prepare a funding and liquidity plan at least annually, reviewed by the country ALCO and approved by the Regional Market Risk Manager. It is also reviewed by the Citigroup Corporate Treasurer and approved by the independent Senior Treasury Risk Officer. The liquidity profile is monitored on a daily basis by the local Treasurer and independent risk management. Limits are established on the extent to which businesses in a country can take liquidity risk. The size of the limit depends on the size of the balance sheet, depth of the market, experience level of local management, the stability of the liabilities, and liquidity of the assets. Finally, the limits are subject to the evaluation of the entities' stress test results. Generally, limits are established such that in stress scenarios, entities need to be self-funded or providers of liquidity to Citicorp.

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

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 61% of total funding at March 31, 2003 and 60% of funding at December 31, 2002, are broadly diversified by both geography and customer segments.

Stockholder's equity, which grew $1.2 billion during the first quarter to $74.8 billion at March 31, 2003, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the first quarter was $83.4 billion, compared with $78.4 billion at year-end 2002.

Asset securitization programs remain an important source of liquidity. Loans securitized during 2002 included $15.4 billion of U.S. credit cards and $29.3 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In the first quarter of 2003, the scheduled amortization of certain credit card securitization transactions made available $2.3 billion of new receivables. In addition, at least $7.9 billion of credit card securitization transactions are scheduled to amortize during 2003.

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

Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2003, without regulatory approval, of approximately $6.1 billion, adjusted by the effect of their net income (loss) for 2003 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the Federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can distribute dividends to Citicorp, directly or through their parent holding company, of approximately $5.0 billion of the available $6.1 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

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

CITICORP RATIOS

                                                     MAR. 31, 2003      Dec. 31, 2002
-------------------------------------------------------------------------------------
Tier 1 capital                                             8.51%              8.11%
Total capital (Tier 1 and Tier 2)                         12.81%             12.31%
Leverage (1)                                               6.68%              6.82%
Common stockholders' equity                               10.08%             10.11%
=====================================================================================

(1)  Tier 1 capital divided by adjusted average assets.

Citicorp maintained a strong capital position during the first quarter of 2003. Total capital (Tier 1 and Tier 2) amounted to $70.3 billion at March 31, 2003, representing 12.81% of risk-adjusted assets. This compares with $68.7 billion and 12.31% at December 31, 2002. Tier 1 capital of $46.7 billion at March 31, 2003 represented 8.51% of risk-adjusted assets, compared with $45.3 billion and 8.11% at December 31, 2002. The Tier 1 capital ratio at March 31, 2003 was above Citicorp's target range of 8.00% to 8.30%.

CITIGROUP GLOBAL MARKETS HOLDINGS INC. (CGMHI)

Citigroup Global Markets Holdings Inc.'s (formerly Salomon Smith Barney Holdings Inc.) total assets were $319 billion at March 31, 2003, compared to $292 billion at year-end 2002. Due to the nature of CGMHI's trading activities, it is not uncommon for asset levels to fluctuate from period to period. CGMHI's assets are financed through a number of sources including long- and short-term unsecured borrowings, financing transactions, and payables to brokers, dealers, and customers. The highly liquid nature of these assets provides CGMHI with flexibility in financing and managing its business. CGMHI monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for flexibility in its funding, to maintain liquidity, and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

CGMHI funds its operations through the use of secured and unsecured short-term borrowings, long-term borrowings and its equity. Secured short-term financing, including repurchase agreements and secured loans, is CGMHI's principal funding source. Unsecured short-term borrowings provide a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive funding source. Sources of short-term unsecured borrowings include commercial paper, unsecured bank borrowings and letters of credit, deposit liabilities, promissory notes, and corporate loans. On March 3, 2003, CGMHI redeemed, for cash, all of the Trust Preferred securities of SSBH Capital I at the redemption price of $25 per Preferred security plus any accrued interest and unpaid distributions thereon.

CGMHI has a $5.0 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. Commitments to lend under this facility terminate in May 2003. Any borrowings under this facility would mature in May 2005. CGMHI also has a $100 million uncollateralized 364-day facility with an unaffiliated bank that extends through June 2003, with any borrowings under this facility maturing in June 2004 and a $100 million collateralized 364-day facility that extends through December 2003. CGMHI may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate), and compensates the banks for the facilities through facility fees. At March 31, 2003, there were no outstanding borrowings under these facilities. CGMHI also has committed long-term uncollateralized financing facilities of $1.7 billion with unaffiliated banks which were fully drawn at March 31, 2003. A bank can terminate its facility by giving CGMHI prior notice (generally one year). CGMHI compensates the banks for the facilities through facility fees.

Under all of these facilities, CGMHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At March 31, 2003, this requirement was exceeded by approximately $5.9 billion. In addition, CGMHI also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an on-going basis to insure flexibility in meeting CGMHI's short-term requirements.

Unsecured term debt is a significant component of CGMHI's long-term capital. Long-term debt totaled $28.3 billion at March 31, 2003 and $28.9 billion at December 31, 2002. CGMHI utilizes interest rate swaps to convert the majority of its fixed-rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

CGMHI's borrowing relationships are with a broad range of banks, financial institutions and other firms from which it draws funds. The volume of borrowings generally fluctuates in response to changes in the level of financial instruments, commodities and contractual commitments, customer balances, the amount of reverse repurchase transactions outstanding, and securities borrowed transactions. As CGMHI's activities increase, borrowings generally increase to fund the additional activities. Availability of financing can vary depending upon market conditions, credit ratings, and the overall availability of credit to the securities industry. CGMHI seeks to expand and diversify its funding mix as well as its creditor sources. Concentration levels for these sources, particularly for short-term lenders, are closely monitored both in terms of single investor limits and daily maturities.

CGMHI monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, CGMHI attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis in the event that access to unsecured financing is temporarily impaired. CGMHI's liquidity management process includes a contingency funding plan designed to ensure adequate liquidity even if access to unsecured funding sources is severely restricted or unavailable. This plan is reviewed periodically to keep the funding options current and in line with market conditions. The management of this plan includes an analysis that is utilized to determine the ability to withstand varying levels of stress, which could impact CGMHI's liquidation horizons and required margins. In addition, CGMHI monitors its leverage and capital ratios on a daily basis.

THE TRAVELERS INSURANCE COMPANY (TIC)

At March 31, 2003, TIC had $40.3 billion of life and annuity product deposit funds and reserves. Of that total, $22.4 billion is not subject to discretionary withdrawal based on contract terms. The remaining $17.9 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $6.6 billion of liabilities that is surrenderable with market value adjustments. Also included is an additional $5.6 billion of the life insurance and individual annuity liabilities which is subject to discretionary withdrawals and an average surrender charge of 4.71%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.7 billion of liabilities is surrenderable without charge. Approximately 10.1% of this relates to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans, and related accrued interest prior to payout.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $966 million of statutory surplus is available by the end of the year 2003 for such dividends without the prior approval of the Connecticut Insurance Department, of which $64 million was paid during the first three months of 2003.

INSURANCE INDUSTRY -- RISK-BASED CAPITAL

The National Association of Insurance Commissioners (NAIC) adopted risk-based capital (RBC) requirements for life insurance companies and for property and casualty insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. At March 31, 2003 and December 31, 2002, all of the Company's life and property and casualty companies had adjusted capital in excess of amounts requiring Company or any regulatory action.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS                    2003          2002
-------------------------------------------------------------------------------------------
REVENUES
Loan interest, including fees                                    $    9,470    $    9,159
Other interest and dividends                                          4,875         4,944
Insurance premiums                                                      825           780
Commissions and fees                                                  3,700         3,928
Principal transactions                                                1,602         1,613
Asset management and administration fees                              1,251         1,320
Realized gains from sales of investments                                162            30
Other revenue                                                         1,314           880
                                                               ----------------------------
TOTAL REVENUES                                                       23,199        22,654
Interest expense                                                      4,663         4,856
                                                               ----------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                              18,536        17,798
                                                               ----------------------------

BENEFITS, CLAIMS, AND CREDIT LOSSES
Policyholder benefits and claims                                        871           803
Provision for credit losses                                           2,053         2,559
                                                               ----------------------------
TOTAL BENEFITS, CLAIMS, AND CREDIT LOSSES                             2,924         3,362
                                                               ----------------------------

OPERATING EXPENSES
Non-insurance compensation and benefits                               5,306         5,090
Insurance underwriting, acquisition, and operating                      264           269
Restructuring-related items                                             (13)           46
Other operating expenses                                              3,995         3,651
                                                               ----------------------------
TOTAL OPERATING EXPENSES                                              9,552         9,056
                                                               ----------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
  MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE        6,060         5,380
Provision for income taxes                                            1,919         1,879
Minority interest, net of income taxes                                   38            17
                                                               ----------------------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       4,103         3,484
                                                               ----------------------------

DISCONTINUED OPERATIONS
Income from discontinued operations                                       -           455
Gain on sale of stock by subsidiary                                       -         1,270
Provision for income taxes                                                -           319
                                                               ----------------------------
INCOME FROM DISCONTINUED OPERATIONS, NET                                  -         1,406
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET                               -           (47)
                                                               ----------------------------
NET INCOME                                                       $    4,103    $    4,843
===========================================================================================
BASIC EARNINGS PER SHARE
Income from continuing operations                                $     0.80    $     0.68
Income from discontinued operations, net                                  -          0.27
Cumulative effect of accounting change, net                               -         (0.01)
                                                               ----------------------------
NET INCOME                                                       $     0.80    $     0.94
                                                               ============================
Weighted average common shares outstanding                          5,094.9       5,110.5
===========================================================================================
DILUTED EARNINGS PER SHARE
Income from continuing operations                                $     0.79    $     0.66
Income from discontinued operations, net                                  -          0.28
Cumulative effect of accounting change, net                               -         (0.01)
                                                               ----------------------------
NET INCOME                                                       $     0.79    $     0.93
                                                               ============================
Adjusted weighted average common shares outstanding                 5,168.7       5,209.8
===========================================================================================

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                                 MARCH 31,
                                                                                                   2003       December 31,
IN MILLIONS OF DOLLARS                                                                          (UNAUDITED)       2002
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (including segregated cash and other deposits)                         $     19,731   $     17,326
Deposits at interest with banks                                                                      19,173         16,382
Federal funds sold and securities borrowed or purchased under agreements to resell                  158,052        139,946
Brokerage receivables                                                                                25,606         25,358
Trading account assets (including $39,976 and $36,975 pledged to creditors at March 31, 2003
  and December 31, 2002, respectively)                                                              173,099        155,208
Investments (including $11,562 and $11,092 pledged to creditors at March 31, 2003
  and December 31, 2002, respectively)                                                              181,750        169,513
Loans, net of unearned income
     Consumer                                                                                       306,957        310,597
     Corporate                                                                                      131,075        137,208
                                                                                               ---------------------------
Loans, net of unearned income                                                                       438,032        447,805
     Allowance for credit losses                                                                    (11,449)       (11,501)
                                                                                               ---------------------------
Total loans, net                                                                                    426,583        436,304
Goodwill                                                                                             26,605         26,961
Intangible assets                                                                                     8,233          8,509
Reinsurance recoverables                                                                              4,361          4,356
Separate and variable accounts                                                                       21,778         22,118
Other assets                                                                                         72,002         75,209
                                                                                               ---------------------------
TOTAL ASSETS                                                                                   $  1,136,973   $  1,097,190
==========================================================================================================================

LIABILITIES
     Non-interest-bearing deposits in U.S. offices                                             $     28,977   $     29,545
     Interest-bearing deposits in U.S. offices                                                      145,354        141,787
     Non-interest-bearing deposits in offices outside the U.S.                                       21,099         21,422
     Interest-bearing deposits in offices outside the U.S.                                          248,676        238,141
                                                                                               ---------------------------
Total deposits                                                                                      444,106        430,895
Federal funds purchased and securities loaned or sold under agreements to repurchase                178,459        162,643
Brokerage payables                                                                                   24,989         22,024
Trading account liabilities                                                                          92,659         91,426
Contractholder funds and separate and variable accounts                                              50,339         49,331
Insurance policy and claims reserves                                                                 16,459         16,350
Investment banking and brokerage borrowings                                                          21,932         21,353
Short-term borrowings                                                                                28,495         30,629
Long-term debt                                                                                      133,125        126,927
Other liabilities                                                                                    52,411         52,742
                                                                                               ---------------------------
Citigroup or subsidiary obligated mandatorily redeemable securities of subsidiary
 trusts holding solely junior subordinated debt securities of  --  Parent                             5,563          4,657
                                                               --  Subsidiary                         1,095          1,495
                                                                                               ---------------------------
TOTAL LIABILITIES                                                                                 1,049,632      1,010,472
--------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation
  value                                                                                               1,126          1,400
Common stock ($.01 par value; authorized shares: 15 billion), issued shares --
  5,477,416,254 AT MARCH 31, 2003 and at December 31, 2002                                               55             55
Additional paid-in capital                                                                           17,450         17,381
Retained earnings                                                                                    84,453         81,403
Treasury stock, at cost: MARCH 31, 2003  --  329,374,289 shares
  and December 31, 2002  --  336,734,631 shares                                                     (11,390)       (11,637)
Accumulated other changes in equity from nonowner sources                                            (1,055)          (193)
Unearned compensation                                                                                (3,298)        (1,691)
                                                                                               ---------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                           87,341         86,718
                                                                                               ---------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $  1,136,973   $  1,097,190
==========================================================================================================================

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                   -------------------------------
IN MILLIONS OF DOLLARS, EXCEPT SHARES IN THOUSANDS                                      2003             2002
------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK AT AGGREGATE LIQUIDATION VALUE
Balance, beginning of period                                                       $        1,400   $        1,525
Redemption or retirement of preferred stock                                                  (274)            (125)
                                                                                   -------------------------------
Balance, end of period                                                                      1,126            1,400
------------------------------------------------------------------------------------------------------------------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                                               17,436           23,251
Employee benefit plans                                                                         95              658
Other                                                                                         (26)               6
                                                                                   -------------------------------
Balance, end of period                                                                     17,505           23,915
------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, beginning of period                                                               81,403           69,803
Net income                                                                                  4,103            4,843
Common dividends(1)                                                                        (1,033)            (827)
Preferred dividends                                                                           (20)             (21)
                                                                                   -------------------------------
Balance, end of period                                                                     84,453           73,798
------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
Balance, beginning of period                                                              (11,637)         (11,099)
Issuance of shares pursuant to employee benefit plans                                       1,431              733
Treasury stock acquired                                                                    (1,171)            (828)
Other                                                                                         (13)               -
                                                                                   -------------------------------
Balance, end of period                                                                    (11,390)         (11,194)
------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES
Balance, beginning of period                                                                 (193)            (844)
Net change in unrealized gains and losses on investment securities, after-tax                 211             (588)
Net change for cash flow hedges, after-tax                                                   (176)              65
Net change in foreign currency translation adjustment, after-tax                             (897)            (403)
                                                                                   -------------------------------
Balance, end of period                                                                     (1,055)          (1,770)
------------------------------------------------------------------------------------------------------------------
UNEARNED COMPENSATION
Balance, beginning of period                                                               (1,691)          (1,389)
Net issuance of restricted and deferred stock                                              (1,607)          (1,122)
                                                                                   -------------------------------
Balance, end of period                                                                     (3,298)          (2,511)
------------------------------------------------------------------------------------------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY (SHARES OUTSTANDING: 5,148,042 IN 2003
  and 5,165,360 in 2002)                                                                   86,215           82,238
------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                         $       87,341   $       83,638
==================================================================================================================
SUMMARY OF CHANGES IN EQUITY FROM NONOWNER SOURCES
Net income                                                                         $        4,103   $        4,843
Other changes in equity from nonowner sources, after-tax                                     (862)            (926)
                                                                                   -------------------------------
TOTAL CHANGES IN EQUITY FROM NONOWNER SOURCES                                      $        3,241   $        3,917
==================================================================================================================

(1) Common dividends declared were 20 cents per share in the first quarter of 2003 and 16 cents per share in the first quarter of 2002.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                   -------------------------------
IN MILLIONS OF DOLLARS                                                                  2003             2002
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
NET INCOME                                                                         $        4,103   $        4,843
     INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX                                            -              345
     GAIN ON SALE OF STOCK BY SUBSIDIARY, NET OF TAX                                            -            1,061
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                     -              (47)
                                                                                   -------------------------------
INCOME FROM CONTINUING OPERATIONS                                                  $        4,103            3,484
Adjustments to reconcile net income to net cash used in operating activities of continuing operations
     Amortization of deferred policy acquisition costs and present value of
       future profits                                                                         134               79
     Additions to deferred policy acquisition costs                                          (204)            (219)
     Depreciation and amortization                                                            375              362
     Provision for credit losses                                                            2,053            2,559
     Change in trading account assets                                                     (17,891)            (157)
     Change in trading account liabilities                                                  1,233            1,123
     Change in federal funds sold and securities borrowed or purchased under
       agreements to resell                                                               (18,106)         (15,796)
     Change in federal funds purchased and securities loaned or sold under
       agreements to repurchase                                                            17,316           11,425
     Change in brokerage receivables net of brokerage payables                              2,717            1,206
     Change in insurance policy and claims reserves                                           109              255
     Net realized gains from sales of investments                                            (162)             (30)
     Venture capital activity                                                                 124              (44)
     Restructuring-related items                                                              (13)              46
     Other, net                                                                             4,576           (6,598)
                                                                                   -------------------------------
TOTAL ADJUSTMENTS                                                                          (7,739)          (5,789)
                                                                                   -------------------------------
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS                             (3,636)          (2,305)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Change in deposits at interest with banks                                                  (2,791)           2,027
Change in loans                                                                              (172)          (9,218)
Proceeds from sales of loans                                                                5,590           11,548
Purchases of investments                                                                  (62,359)        (181,533)
Proceeds from sales of investments                                                         29,000          159,265
Proceeds from maturities of investments                                                    20,425            8,957
Other investments, primarily short-term, net                                                  492              492
Capital expenditures on premises and equipment                                               (438)            (331)
Proceeds from sales of premises and equipment, subsidiaries and affiliates,
  and repossessed assets                                                                      277              157
Business acquisitions                                                                           -           (2,071)
                                                                                   -------------------------------
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS                             (9,976)         (10,707)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Dividends paid                                                                             (1,053)            (848)
Issuance of common stock                                                                       95              205
Issuance of mandatorily redeemable securities of parent trust                               1,100                -
Issuance of mandatorily redeemable securities of subsidiary trust                               -              105
Redemption of mandatorily redeemable securities of parent trust                              (200)            (524)
Redemption of mandatorily redeemable securities of subsidiary trust                          (400)               -
Redemption of preferred stock, net                                                           (274)            (125)
Treasury stock acquired                                                                    (1,171)            (828)
Stock tendered for payment of withholding taxes                                              (254)            (330)
Issuance of long-term debt                                                                 11,906            7,975
Payments and redemptions of long-term debt                                                 (6,503)         (10,726)
Change in deposits                                                                         13,211            7,864
Change in short-term borrowings and investment banking and brokerage borrowings            (1,555)           3,078
Contractholder fund deposits                                                                2,504            2,088
Contractholder fund withdrawals                                                            (1,397)          (1,503)
                                                                                   -------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS                         16,009            6,431
------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                    8               (1)
------------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
     NET CASH USED IN DISCONTINUED OPERATIONS                                                   -              (42)
     PROCEEDS FROM SALE OF STOCK BY SUBSIDIARY                                                  -            4,093
------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND DUE FROM BANKS                                                           2,405           (2,531)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                             17,326           18,515
                                                                                   -------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                           $       19,731   $       15,984
==================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION FOR CONTINUING OPERATIONS
Cash paid during the period for income taxes                                       $        1,106   $        3,333
Cash paid during the period for interest                                           $        4,237   $        5,195
NON-CASH INVESTING ACTIVITIES
Transfers to repossessed assets                                                    $          282   $          263
==================================================================================================================

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of March 31, 2003 and for the three-month period ended March 31, 2003 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2002 Annual Report on Form 10-K.

Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted.

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

2.    ACCOUNTING CHANGES

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

Had the Company applied SFAS 123 in accounting for the Company's stock option plans for all options granted, net income and net income per share would have been the pro forma amounts indicated below:

                                                                                    FIRST QUARTER
                                                                               -----------------------
IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS                                2003 (1)       2002
------------------------------------------------------------------------------------------------------
                                                                 As reported   $       13  $         -
Compensation expense related to stock option plans, net of tax   Pro forma             94          102

                                                                 As reported   $    4,103   $    4,843
Net income                                                       Pro forma          4,022        4,741

                                                                 As reported   $     0.80   $     0.94
Basic earnings per share                                         Pro forma           0.78         0.92

                                                                 As reported   $     0.79   $     0.93
Diluted earnings per share                                       Pro forma           0.77         0.91

(1) The $13 million "As reported" expense recognized in the 2003 first quarter represents two months of the expense (net of tax) recognized for options granted in 2003. The "Pro forma" amounts reflect the expense that would have been recognized had all option grants been expensed.

The Company has made changes to various stock-based compensation plan provisions for awards granted in 2003. For example, the vesting period and the term of stock options granted after 2002 have been shortened to three and six years, respectively. In addition, the sale of underlying shares acquired through the exercise of options granted after December 31, 2002 is restricted for a two-year period. The Company continues its existing stock ownership commitment for senior executives, which requires executives to retain at least 75% of the shares they own and acquire from the Company, subject to certain minimum ownership guidelines, over the term of their employment. Original option grants in 2003 and thereafter will not have a reload feature; however, previously granted options will retain that feature. Other changes may also be made that may impact the expense recognized under SFAS 123.

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On January 1, 2003, Citigroup adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The impact of adopting of SFAS 146 was not material.

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

The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. The Company is actively pursuing certain restructuring solutions that would enable certain VIEs to meet the criteria for non-consolidation. At this time, it is anticipated that the effect on the Company's Consolidated Statement of Financial Position could be an increase of $55 billion to assets and liabilities, primarily due to several multi-seller finance companies administered by the Company and certain structured investment vehicles if these non-consolidation solutions are not successful. If consolidation is required, the future viability of these businesses will be assessed. As we continue to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company.

GUARANTEES AND INDEMNIFICATIONS

On January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. The impact of adopting FIN 45 was not material.

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

On January 1, 2002, Citigroup adopted the remaining provisions of SFAS No. 142, when the rules became effective for calendar year companies. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The adoption resulted in a cumulative adjustment of $47 million (after-tax) reported as a charge to earnings related to the impairment of certain intangible assets.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements.

3.   BUSINESS DEVELOPMENTS AND COMBINATIONS

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

During the first quarters of 2003 and 2002 no goodwill was impaired or written off. The Company recorded goodwill of $74 million during the 2002 first quarter in connection with the consumer finance acquisition of Taihei Co., Ltd. in Japan. Additionally, in the 2002 first quarter, Banamex completed the purchase of the remaining 48% interest in Seguros Banamex, a life insurance business, and AFORE Banamex, a pension fund management business, from AEGON for $1.24 billion which resulted in additional goodwill of $1.14 billion in the Global Investment Management segment. Intangible assets amortization expense was $296 million and $204 million for the three months ended March 31, 2003 and 2002, respectively.

4.   DISCONTINUED OPERATIONS

Travelers Property Casualty Corp. (TPC) (an indirect wholly owned subsidiary of Citigroup on December 31, 2001) sold 231 million shares of its class A common stock representing approximately 23.1% of its outstanding equity securities in an initial public offering (IPO) on March 27, 2002. In 2002, Citigroup recognized an after-tax gain of $1.158 billion ($1.061 billion after-tax recognized in the 2002 first quarter and $97 million after-tax recognized in the 2002 third quarter) as a result of the IPO. In connection with the IPO, Citigroup entered into an agreement with TPC that provided that, in any fiscal year in which TPC records asbestos-related income statement charges in excess of $150 million, net of any reinsurance, Citigroup will pay to TPC the amount of any such excess up to a cumulative aggregate of $520 million after-tax. A portion of the gross IPO gain was deferred to offset all payments arising in connection with this agreement. In the 2002 fourth quarter, $159 million was paid pursuant to this agreement and in the 2003 first quarter the remaining $361 million was paid.

On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in TPC (the distribution). This non-cash distribution was tax-free to Citigroup, its stockholders and TPC. The distribution was treated as a dividend to stockholders for accounting purposes. Following the distribution, Citigroup was a holder of approximately 9.9% of TPC's outstanding equity securities which are carried at fair value in the Proprietary Investment Activities segment and classified as available-for-sale within Investments on the Consolidated Statement of Financial Position. Citigroup has agreed to divest these securities within five years of the distribution.

Following the August 20, 2002 distribution, the results of TPC were reported in the Company's Consolidated Statements of Income and Cash Flows separately as discontinued operations. TPC represented the primary vehicle by which Citigroup engaged in the property and casualty insurance business.

Summarized financial information in the 2002 first quarter for discontinued operations is as follows:

                                                           THREE MONTHS ENDED
IN MILLIONS OF DOLLARS                                       MARCH 31, 2002
-----------------------------------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                        $    3,197
                                                               ----------
Income from discontinued operations                                   455
Gain on sale of stock by subsidiary                                 1,270
Provision for income taxes                                            319
                                                               ----------
INCOME FROM DISCONTINUED OPERATIONS, NET                       $    1,406
=============================================================================

5.   BUSINESS SEGMENT INFORMATION

The following table presents certain information regarding the Company's continuing operations by industry segments:

                                                                                           INCOME (LOSS)
                                                                                          FROM CONTINUING
                                                                                         OPERATIONS BEFORE
                                                                                         CUMULATIVE EFFECT
                                              TOTAL REVENUES, NET  PROVISION (BENEFIT)     OF ACCOUNTING
                                              OF INTEREST EXPENSE   FOR INCOME TAXES         CHANGE (1)      IDENTIFIABLE ASSETS
                                              ------------------------------------------------------------------------------------
                                                                      FIRST QUARTER
IN MILLIONS OF DOLLARS, EXCEPT IDENTIFIABLE  ---------------------------------------------------------------    MAR. 31    Dec. 31
  ASSETS IN BILLIONS                           2003       2002       2003       2002       2003       2002       2003       2002
----------------------------------------------------------------------------------------------------------------------------------
Global Consumer                              $  9,588   $  8,675   $  1,057   $    951   $  2,146   $  1,700   $    377   $    390
Global Corporate and Investment Bank            5,402      5,487        627        586      1,431      1,176        601        558
Private Client Services                         1,327      1,507         97        125        157        217         13         13
Global Investment Management                    1,994      1,911        136        198        466        424        118        112
Proprietary Investment Activities                  94        111          8         25          -         35          9          9
Corporate/Other                                   131        107         (6)        (6)       (97)       (68)        19         15
                                             -------------------------------------------------------------------------------------
TOTAL                                        $ 18,536   $ 17,798   $  1,919   $  1,879   $  4,103   $  3,484   $  1,137   $  1,097
==================================================================================================================================

(1) Results in the 2003 and 2002 first quarters include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.0 billion and $2.1 billion, respectively, in Global Corporate and Investment Bank of $244 million and $680 million, respectively, and in Global Investment Management of $684 million and $622 million, respectively. The 2003 first quarter reflects pretax provisions (credits) for benefits, claims, and credit losses in Private Client Services of $1.0 million and in the 2002 first quarter in Corporate/Other of ($10) million.

6.   INVESTMENTS

                                                                 MARCH 31,    December 31,
IN MILLIONS OF DOLLARS                                             2003           2002
------------------------------------------------------------------------------------------
Fixed maturities, primarily available-for-sale at fair value   $    164,918   $    151,620
Equity securities, primarily at fair value                            7,327          7,791
Venture capital, at fair value                                        3,615          3,739
Short-term and other                                                  5,890          6,363
                                                               ---------------------------
                                                               $    181,750   $    169,513
==========================================================================================

The amortized cost and fair value of investments in fixed maturities and equity securities at March 31, 2003 and December 31, 2002 were as follows:

                                                                  MARCH 31, 2003                       December 31, 2002
                                                 ---------------------------------------------------------------------------
                                                                 GROSS       GROSS
                                                  AMORTIZED   UNREALIZED   UNREALIZED      FAIR      Amortized       Fair
IN MILLIONS OF DOLLARS                              COST         GAINS       LOSSES       VALUE         Cost        Value
----------------------------------------------------------------------------------------------------------------------------
FIXED MATURITY SECURITIES HELD TO MATURITY (1)   $       76    $       -   $        -   $       76   $       79   $       79
                                                 ---------------------------------------------------------------------------

FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE
Mortgage-backed securities, principally
  obligations of U.S. Federal agencies           $   37,619   $      770   $       13   $   38,376   $   32,862   $   33,774
U.S. Treasury and Federal agencies                   29,605          428           83       29,950       26,049       26,449
State and municipal                                   6,841          519            2        7,358        6,847        7,354
Foreign government                                   44,255          415           73       44,597       43,942       44,238
U.S. corporate                                       27,534        1,411          708       28,237       27,000       27,173
Other debt securities                                15,943          483          102       16,324       12,221       12,553
                                                 ---------------------------------------------------------------------------
                                                    161,797        4,026          981      164,842      148,921      151,541
                                                 ---------------------------------------------------------------------------
TOTAL FIXED MATURITIES                           $  161,873   $    4,026   $      981   $  164,918   $  149,000   $  151,620
============================================================================================================================
EQUITY SECURITIES (2)                            $    7,041   $      485   $      199   $    7,327   $    7,390   $    7,791
============================================================================================================================

(1)  Recorded at amortized cost.
(2) Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

The following table presents venture capital investment gains and losses:

                                      THREE MONTHS ENDED MARCH 31,
                                    -------------------------------
IN MILLIONS OF DOLLARS                    2003             2002
-------------------------------------------------------------------
Net realized investment gains       $           36   $           55
Gross unrealized gains                          91              287
Gross unrealized (losses)                      (87)             (99)
                                    -------------------------------
NET REALIZED AND UNREALIZED GAINS   $           40   $          243
===================================================================

7.   TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities at market value consisted of the following:

                                                          MARCH 31,    December 31,
IN MILLIONS OF DOLLARS                                      2003          2002
-----------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
U.S. Treasury and Federal agency securities             $     43,932   $     35,369
State and municipal securities                                 5,400          5,195
Foreign government securities                                 21,226         16,440
Corporate and other debt securities                           36,986         33,064
Derivative and other contractual commitments (1)              38,855         37,530
Equity securities                                             11,660         12,994
Mortgage loans and collateralized mortgage securities          7,193          7,924
Other                                                          7,847          6,692
                                                        ---------------------------
                                                        $    173,099   $    155,208
===================================================================================
TRADING ACCOUNT LIABILITIES
Securities sold, not yet purchased                      $     54,194   $     50,476
Derivative and other contractual commitments (1)              38,465         40,950
                                                        ---------------------------
                                                        $     92,659   $     91,426
===================================================================================

(1)  Net of master netting agreements and securitization.

8.   DEBT

Investment banking and brokerage borrowings consisted of the following:

                                             MARCH 31,    December 31,
IN MILLIONS OF DOLLARS                         2003          2002
----------------------------------------------------------------------
Commercial paper                           $     17,963   $     18,293
Bank borrowings                                     491            620
Other                                             3,478          2,440
                                           ---------------------------
                                           $     21,932   $     21,353
======================================================================

Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

                                             MARCH 31,    December 31,
IN MILLIONS OF DOLLARS                         2003           2002
----------------------------------------------------------------------
COMMERCIAL PAPER
   Citigroup Inc.                          $        356   $        367
   Citicorp and Subsidiaries                     12,863         16,487
                                           ---------------------------
                                                 13,219         16,854
OTHER SHORT-TERM BORROWINGS                      15,276         13,775
                                           ---------------------------
                                           $     28,495   $     30,629
======================================================================

Long-term debt, including its current portion, consisted of the following:

                                             MARCH 31,    December 31,
IN MILLIONS OF DOLLARS                         2003           2002
----------------------------------------------------------------------
Citigroup Inc.                             $     52,947   $     44,357
Citicorp and Subsidiaries                        51,871         53,683
Citigroup Global Markets Holdings Inc.           28,298         28,876
Travelers Insurance Company                           9             11
                                           ---------------------------
                                           $    133,125   $    126,927
======================================================================

9.   RESTRUCTURING-RELATED ITEMS

                                       RESTRUCTURING INITIATIVES
                                    ------------------------------
IN MILLIONS OF DOLLARS                2002       2001      Total
------------------------------------------------------------------
Original charges (1)                $     65   $    448   $    513
------------------------------------------------------------------

Acquisitions during: (2)
  2002                                   186          -        186
  2001                                     -        112        112
------------------------------------------------------------------
                                         186        112        298
------------------------------------------------------------------

Utilization during: (3)
   First quarter 2003                    (46)        (7)       (53)
   2002                                  (68)      (116)      (184)
   2001                                    -       (352)      (352)
------------------------------------------------------------------
                                        (114)      (475)      (589)
------------------------------------------------------------------

Other                                     (2)       (48)       (50)
------------------------------------------------------------------
RESERVE BALANCE AT MARCH 31, 2003   $    135   $     37   $    172
==================================================================

(1) Includes restructuring charges of $2 million related to discontinued operations in 2001. See Note 4 to the Unaudited Consolidated Financial Statements.
(2) Represents additions to restructuring liabilities arising from acquisitions.
(3) Utilization amounts include translation effects on the restructuring reserve.

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

The 2002 reserves included $108 million of employee severance related to the GSB acquisition reflecting the cost of eliminating approximately 2,700 positions in Citigroup's Global Consumer business in the United States. The 2002 restructuring reserve utilization of $114 million related to severance costs which were paid in cash, including $46 million in the first quarter of 2003. Through March 31, 2003, approximately 530 gross staff positions have been eliminated in connection with the GSB acquisition, including approximately 430 in the 2003 first quarter.

During 2001, Citigroup recorded restructuring charges of $448 million, including $2 million related to discontinued operations. Of the $448 million, $319 million related to the downsizing of certain functions in the GCIB and Global Consumer businesses in order to align their cost structures with current market conditions and $129 million related to the acquisition of Banamex and the integration of its operations. In addition, a restructuring reserve of $112 million was recorded in connection with the acquisition of Banamex and recognized as a liability in the purchase price allocation of Banamex. The total Banamex reserves of $241 million include costs related to downsizing, the reconfiguration of branch operations in Mexico, and the integration of operations and operating platforms. These restructuring initiatives are in process. The reserves included $423 million related to employee severance, $72 million related to exiting leasehold and other contractual obligations, and $65 million of asset impairment charges.

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

Through March 31, 2003, the 2001 restructuring reserve utilization included $65 million of asset impairment charges as well as $410 million of severance and other costs (of which $334 million of employee severance and $37 million of leasehold and other exit costs have been paid in cash and $39 million is legally obligated), together with translation effects. Utilization of the 2001 restructuring reserve in the 2003 first quarter was $7 million. Through March 31, 2003, approximately 12,800 gross staff positions have been eliminated under these programs, including approximately 50 in the 2003 first quarter.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) were recognized. There were no accelerated depreciation charges recognized in the first three months of 2003. However, $5 million was recognized in the same period of 2002.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during the first quarter of 2003 resulted in a reduction of the reserve for 2001 restructuring initiatives of $3 million and a reduction of reserves for prior restructuring initiatives of $10 million.

Additional information about restructuring-related items, including the business segments affected, can be found in Citigroup's 2002 Annual Report on Form 10-K.

10.  CHANGES IN EQUITY FROM NONOWNER SOURCES

Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-month period ended March 31, 2003 are as follows:

                                                                                                                ACCUMULATED
                                                           NET UNREALIZED      FOREIGN                         OTHER CHANGES
                                                              GAINS ON         CURRENCY                       IN EQUITY FROM
                                                             INVESTMENT       TRANSLATION      CASH FLOW         NONOWNER
IN MILLIONS OF DOLLARS                                       SECURITIES       ADJUSTMENT         HEDGES          SOURCES
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                 $        1,957   $       (3,392)  $        1,242   $         (193)
Unrealized gains on investment securities, after-tax (1)              316                -                -              316
Less: Reclassification adjustment for gains
  included in net income, after-tax (1)                              (105)               -                -             (105)
Foreign currency translation adjustment, after-tax (2)                  -             (897)               -             (897)
Cash flow hedges, after-tax                                             -                -             (176)            (176)
----------------------------------------------------------------------------------------------------------------------------
Current period change                                                 211             (897)            (176)            (862)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2003                                    $        2,168   $       (4,289)  $        1,066   $       (1,055)
============================================================================================================================

(1) Primarily reflects an increase in the investment portfolio due to incremental purchases and the impact of spread tightening on fixed income securities, partially offset by realized gains resulting from the sale of securities.
(2) Reflects, among other items, the decline in the Mexican peso against the U.S. dollar and changes in related tax effects.

11.  DERIVATIVES AND OTHER ACTIVITIES

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

The following table summarizes certain information related to the Company's hedging activities for the three months ended March 31, 2003 and 2002:

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                      -----------------------------
IN MILLIONS OF DOLLARS                                                     2003             2002
---------------------------------------------------------------------------------------------------
FAIR VALUE HEDGES:
Hedge ineffectiveness recognized in earnings                          $           5   $         (28)
Net loss excluded from assessment of effectiveness                              (34)             (5)
CASH FLOW HEDGES:
Hedge ineffectiveness recognized in earnings                                     (2)              5
Amount excluded from assessment of effectiveness                                  2               -
NET INVESTMENT HEDGES:
Net loss included in foreign currency translation adjustment within
  accumulated other changes in equity from nonowner sources                    (219)            (60)
===================================================================================================

The accumulated other changes in equity from nonowner sources from cash flow hedges for the three months ended March 31, 2003 and 2002 can be summarized as follows (after-tax):

                                        THREE MONTHS ENDED MARCH 31,
                                        -----------------------------
IN MILLIONS OF DOLLARS                      2003            2002
---------------------------------------------------------------------
BEGINNING BALANCE                       $       1,242   $         168
Net gain (loss) from cash flow hedges             (12)            164
Net amounts reclassified to earnings             (164)            (99)
                                        -----------------------------
ENDING BALANCE                          $       1,066   $         233
=====================================================================

12.  EARNINGS PER SHARE

The following reflects the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2003 and 2002:

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                  -----------------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                                 2003            2002
---------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE   $       4,103   $       3,484
Discontinued operations                                                                       -           1,406
Cumulative effect of accounting change                                                        -             (47)
Preferred dividends                                                                         (20)            (21)
                                                                                  -----------------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR BASIC EPS                                     4,083           4,822
Effect of dilutive securities                                                                 -               -
                                                                                  -----------------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS FOR DILUTED EPS                           $       4,083   $       4,822
===============================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING APPLICABLE TO BASIC EPS                      5,094.9         5,110.5
Effect of dilutive securities:
   Options                                                                                 34.1            65.2
   Restricted stock                                                                        38.5            33.0
   Convertible securities                                                                   1.2             1.1
                                                                                  -----------------------------
ADJUSTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING APPLICABLE TO DILUTED EPS           5,168.7         5,209.8
===============================================================================================================
BASIC EARNINGS PER SHARE
Income from continuing operations before cumulative effect of accounting change   $        0.80   $        0.68
Discontinued operations                                                                       -            0.27
Cumulative effect of accounting change                                                        -           (0.01)
                                                                                  -----------------------------
NET INCOME                                                                        $        0.80   $        0.94
===============================================================================================================
DILUTED EARNINGS PER SHARE
Income from continuing operations before cumulative effect of accounting change   $        0.79   $        0.66
Discontinued operations                                                                       -            0.28
Cumulative effect of accounting change                                                        -           (0.01)
                                                                                  -----------------------------
NET INCOME                                                                        $        0.79   $        0.93
===============================================================================================================

13.  SECURITIZATIONS

SECURITIZATION ACTIVITIES

Citigroup and its subsidiaries securitize primarily credit card receivables and mortgages. Other types of assets securitized include corporate debt securities, auto loans and student loans.

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

The Company provides a wide range of mortgage products to a diverse customer base. In connection with these loans, the servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property.

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

The following table summarizes certain cash flows received from and paid to securitization trusts during the three months ended March 31, 2003 and 2002:

                                                                          THREE MONTHS ENDED MARCH 31, 2003
                                                                     ------------------------------------------
IN BILLIONS OF DOLLARS                                               CREDIT CARDS     MORTGAGES      OTHER (1)
---------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations                                    $        7.1   $       11.9   $        3.5
Proceeds from collections reinvested in new receivables                      33.7              -              -
Servicing fees received                                                       0.3              -              -
Cash flows received on retained interests and other net cash flows            1.0              -              -
===============================================================================================================

                                                                          THREE MONTHS ENDED MARCH 31, 2002
                                                                     ------------------------------------------
IN BILLIONS OF DOLLARS                                               CREDIT CARDS     MORTGAGES      OTHER (1)
---------------------------------------------------------------------------------------------------------------
Proceeds from new securitizations                                    $        3.5   $        8.7   $        0.2
Proceeds from collections reinvested in new receivables                      33.3              -              -
Servicing fees received                                                       0.3            0.1              -
Cash flows received on retained interests and other net cash flows            1.0            0.1              -
===============================================================================================================

(1)  Other includes corporate debt securities, auto loans and other assets.

The Company recognized gains on securitizations of mortgages of $80.5 million and $17.7 million for the three-month periods ended March 31, 2003 and 2002, respectively. In the first quarter of 2003 the Company recorded gains of $146 million related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations. Gains recognized on the securitization of other assets during the first three months of 2003 and 2002 were $5.7 million and $19.1 million, respectively.

Key assumptions used for credit cards, mortgages and other assets during the three months ended March 31, 2003 in measuring the fair value of retained interests at the date of sale or securitization follow:

                                  Credit Cards   Mortgages and Other (1)
------------------------------------------------------------------------
Discount rate                             10.0%            1.0% to 49.0%
Constant prepayment rate                  17.5%            5.0% to 51.0%
Anticipated net credit losses              5.6%           0.04% to 50.0%
========================================================================

(1)  Other includes corporate debt securities and other assets.

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

At March 31, 2003, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

                                                                 CONSTANT       ANTICIPATED NET
KEY ASSUMPTIONS AT MARCH 31, 2003:            DISCOUNT RATE   PREPAYMENT RATE    CREDIT LOSSES
------------------------------------------------------------------------------------------------
Credit cards                                           10.0%    14.7% to 17.5%      4.8%  to  5.6%
Mortgages                                      2.0% to 49.0%     5.0% to 51.0%     0.01% to 50.0%
Auto loans                                             15.0%  13.55% to 23.26%      9.2% to 16.5%
-------------------------------------------------------------------------------------------------

IN MILLIONS OF DOLLARS                 MARCH 31, 2003
-----------------------------------------------------
Carrying value of retained interests   $        3,943
-----------------------------------------------------
Discount rate
+10%                                   $          (98)
+20%                                   $         (187)
-----------------------------------------------------
Constant prepayment rate
+10%                                   $         (311)
+20%                                   $         (589)
-----------------------------------------------------
Anticipated net credit losses
+10%                                   $         (171)
+20%                                   $         (343)
=====================================================

MANAGED LOANS

After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at March 31, 2003 and December 31, 2002, and credit losses, net of recoveries, for the three-month periods ended March 31, 2003 and 2002.

CREDIT CARD RECEIVABLES

IN BILLIONS OF DOLLARS             MARCH 31, 2003   DECEMBER 31, 2002
---------------------------------------------------------------------
Principal amounts, at period end:
Total managed                       $      125.5       $      130.2
Securitized amounts                        (71.0)             (67.1)
Loans held-for-sale                         (3.0)              (6.5)
---------------------------------------------------------------------
On-balance sheet                    $       51.5       $       56.6
=====================================================================

IN MILLIONS OF DOLLARS
---------------------------------------------------------------------
Delinquencies, at period end:
Total managed                       $      2,406       $      2,397
Securitized amounts                       (1,413)            (1,285)
Loans held-for-sale                          (61)              (121)
---------------------------------------------------------------------
On-balance sheet                    $        932       $        991
=====================================================================

                                      THREE MONTHS ENDED MARCH 31
                                    -------------------------------
IN MILLIONS OF DOLLARS                  2003               2002
-------------------------------------------------------------------
Credit losses, net of recoveries:
Total managed                       $      1,832       $      1,792
Securitized amounts                       (1,024)              (935)
Loans held-for-sale                          (78)               (78)
-------------------------------------------------------------------
On-balance sheet                    $        730       $        779
===================================================================

SERVICING RIGHTS

The fair value of capitalized mortgage loan servicing rights was $1.5 billion, $1.6 billion, $1.3 billion and $1.2 billion at March 31, 2003, December 31, 2002, March 31, 2002, and December 31, 2001, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

                                       THREE MONTHS ENDED MARCH 31,
                                     -------------------------------
IN MILLIONS OF DOLLARS                    2003             2002
--------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD         $        1,632   $        1,173
Originations                                    203              108
Purchases                                         -               37
Amortization                                   (125)             (41)
Gain (loss) on change in MSR value              (18)              77
Provision for impairment (1)(2)                (162)             (40)
                                     -------------------------------
BALANCE, END OF PERIOD               $        1,530   $        1,314
====================================================================

(1) The valuation allowance on capitalized MSRs was $1.5 billion and $1.3 billion at March 31, 2003 and December 31, 2002, respectively, and $193 million and $153 million at March 31, 2002 and December 31, 2001, respectively.
(2) The Company utilizes various financial instruments including swaps, option contracts, futures, principal only securities and forward rate agreements to manage and reduce its exposure to changes in the value of MSRs. The provision for impairment does not include the impact of these instruments which serve to protect the overall economic value of the MSRs.
-------------------------------------------------------------------------------
14.  GUARANTEES

The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The table below summarizes at March 31, 2003 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

                                                                                                         Maximum potential
                                                       Expire within     Expire after     TOTAL AMOUNT   amount of future
IN BILLIONS OF DOLLARS AT MARCH 31, 2003                   1 year           1 year         OUTSTANDING       payments
--------------------------------------------------------------------------------------------------------------------------
Financial standby letters of credit                      $     17.0       $     16.2       $     33.2       $     33.2
Market value guarantees                                         0.2              0.5              0.7              0.7
Derivative instruments                                         16.3             70.7             87.0             87.0
Guarantees of collection of contractual cash flows                -              0.3              0.3              0.3
Performance guarantees                                          4.9              3.8              8.7              8.7
Securities lending indemnifications                            42.1                -             42.1             42.1
Other indemnifications                                            -             14.7             14.7             14.7
Loans sold with recourse                                        2.0              2.6              4.6              4.6
Residual value guarantees                                         -              0.1              0.1              0.1
                                                      --------------------------------------------------------------------
TOTAL                                                    $     82.5       $    108.9       $    191.4       $    191.4
==========================================================================================================================

Financial standby letters of credit include guarantees of payment of insurance premiums and reinsurance risks that support industrial revenue bond underwriting and settlement of payment obligations in clearing houses, and that support options and purchases of securities or in lieu of escrow deposit accounts. Financial standbys also backstop loans, credit facilities, promissory notes and trade acceptances. Market value guarantees are issued to guarantee return of principal invested to fund investors. Guarantees of collection of contractual cash flows protect investors in credit card receivables securitization trusts from loss of interest relating to insufficient collections on the underlying receivables in the trusts. Performance guarantees and letters of credit are issued to guarantee a customer's tender bid on a construction or systems installation project or to guarantee completion of such projects in accordance with contract terms. They are also issued to support a customer's obligation to supply specified products, commodities, or maintenance or warranty services to a third party. Securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event that the security borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. Other indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian fails to safeguard clients' assets. Derivative instruments include credit default swaps, total return swaps, written foreign exchange options, written put options, and written equity warrants. Residual value guarantees provide that the guarantor will pay the difference between the fair value of the guaranteed property or equipment and the value specified in the contract to the guarantor at the termination or renewal date of an operating lease.

At March 31, 2003, the Company's maximum potential amount of future payments under these guarantees is approximately $191.4 billion. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse; and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. In addition, the Company is a member of hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Statement of Financial Position as of March 31, 2003, related to these indemnifications. These potential obligations are not included in the table above.

At March 31, 2003, the carrying amounts of the liabilities related to these guarantees and indemnifications amounted to $11.4 billion. In addition, other liabilities includes an allowance for credit losses of $167 million relating to unfunded letters of credit at March 31, 2003. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $46.2 billion at March 31, 2003. Securities and other marketable assets held at collateral amounted to $7.5 billion and letters of credit in favor of the Company held as collateral amounted to $1.4 billion at March 31, 2003. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

15.  CONTINGENCIES

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The following information supplements and amends our discussion set forth under
Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

SETTLEMENT OF CERTAIN REGULATORY MATTERS

On April 28, 2003, Salomon Smith Barney Inc. (SSB), now named Citigroup Global Markets Inc., announced final agreements with the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices. As part of the settlements, SSB has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring SSB from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring SSB to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring SSB to cease and desist from violations of corresponding NASD rules and requiring SSB to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring SSB to cease and desist from violations of corresponding NYSE rules and requiring SSB to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. As required by the settlements, SSB expects to enter into related settlements with each of the other states, the District of Columbia and Puerto Rico. Consistent with the settlement-in-principle announced in December 2002, these settlements require SSB to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. SSB reached these final settlement agreements without admitting or denying any wrongdoing or liability. The settlements do not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the 2002 fourth quarter.

ENRON:

HUDSON SOFT CO. LTD. V. CREDIT SUISSE FIRST BOSTON CORP., ET AL.
A proposed second amended complaint dropped as defendants Citigroup, SSB, and affiliate officers and employees.

NEW POWER HOLDINGS ACTIONS
On April 17, 2003 the motion to dismiss the complaints in the putative class actions relating to the New Power Holdings common stock was denied.

ADDITIONAL ACTIONS
On March 5, 2003 an action was brought on behalf of the purchasers of the Yosemite Notes and Enron Credit Linked Notes, alleging violations of federal securities laws.

On April 9, 2003 an action was brought by a group of related mutual funds that purchased certain Yosemite Notes, alleging violations of state securities law and common law claims.

REGULATORY MATTERS

As part of Citigroup's discussions with the SEC and bank regulators relating to certain of its transactions with Enron, Citigroup is also involved in substantive discussions with the SEC and bank regulators regarding one of its transactions with Dynegy.

RESEARCH:

IN RE AT&T CORPORATION SECURITIES LITIGATION
By order dated March 27, 2003, the court denied plaintiffs' leave to amend their complaint to add as defendants Citigroup, SSB, and certain of their executive officers and current and former employees.

ADDITIONAL ACTIONS
On March 31, 2003 an action was filed in the United States District Court for the Southern District of New York by twenty institutional investors alleging individual claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 in connection with their purchase of common stock of Winstar Communications, Inc.

OTHER:

The shareholder derivative suit filed in January 2003 in the United States District Court for the Southern District of New York has been referred to the judge presiding over the Citigroup Inc. securities litigation captioned IN RE:
CITIGROUP INC. SECURITIES LITIGATION.

A consolidated amended complaint was filed in March 2003 in the United States District Court for the Southern District of New York alleging violations of the federal securities laws arising out of work performed for Enron and Dynegy and out of purported research conflicts of interest, and is included under the captioned matter IN RE: CITIGROUP INC. SECURITIES LITIGATION.

Item 4.  Submission of Matters to a Vote of Security Holders.

Citigroup's Annual Meeting of Stockholders was held on April 15, 2003. At the meeting:

     (1)  14 persons were elected to serve as directors of Citigroup;

     (2) the selection of KPMG LLP to serve as the independent auditors of Citigroup for 2003 was ratified;

     (3) a stockholder proposal regarding the number of candidates for each board position was defeated;

     (4) a stockholder proposal regarding executive pay and predatory lending performance was defeated;

     (5)  a stockholder proposal regarding severance agreements was defeated;

     (6)  a stockholder proposal regarding climate change was defeated; and

     (7) a stockholder proposal regarding environmental leadership was defeated.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

                                                                 AGAINST/                            BROKER
                                                 FOR             WITHHELD            ABSTAINED      NON-VOTES
                                           ---------------------------------------------------------------------
(1)  Election of Directors:

NOMINEE
C. Michael Armstrong                         4,152,775,371       191,019,689
Alain J.P. Belda                             4,172,412,380       171,382,680
George David                                 4,173,164,028       170,631,032
Kenneth T. Derr                              4,171,083,256       172,711,804
John M. Deutch                               4,169,706,076       174,088,984
Roberto Hernandez Ramirez                    4,197,883,027       145,912,033
Ann Dibble Jordan                            4,040,692,636       303,102,424
Dudley C. Mecum                              4,170,048,647       173,746,413
Richard D. Parsons                           4,041,299,073       302,495,987
Andrall E. Pearson                           4,045,394,807       298,400,253
Robert E. Rubin                              4,194,370,347       149,424,713
Franklin A. Thomas                           4,043,099,275       300,695,785
Sanford I. Weill                             4,168,924,554       174,870,506
Arthur Zankel                                4,042,541,071       301,253,989

(2)  Ratification of Auditors                4,131,990,196        99,919,217       111,885,657

(3)  Approval of Stockholder                   170,243,285     3,212,102,390       142,524,169       818,925,216
     Proposal Regarding the Number of
     Candidates for each Board Position

(4)  Approval of Stockholder                   225,066,265     3,106,040,743       163,762,486       818,925,566
     Proposal Regarding Executive Pay
     and Predatory Lending Performance

                                                                 AGAINST/                            BROKER
                                                 FOR             WITHHELD            ABSTAINED      NON-VOTES
                                           ---------------------------------------------------------------------
(5)  Approval of Stockholder                 1,061,316,542     2,324,166,247       139,389,044       818,923,277
     Proposal Regarding Severance
     Agreements

(6)  Approval of Stockholder                   174,548,213     3,170,506,763       179,820,886       818,919,198
     Proposal Regarding Climate
     Change

(7)  Approval of Stockholder                   196,780,487     3,121,327,717       206,765,493       818,921,363
     Proposal Regarding
     Environmental Leadership

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

On February 13, 2003, the Company filed a Current Report on Form 8-K, dated February 13, 2003, filing as an exhibit under Item 7 thereof an opinion regarding certain tax matters.

On February 19, 2003, the Company filed a Current Report on Form 8-K, dated February 11, 2003, filing as exhibits under Item 7 thereof the Terms Agreement, dated February 11, 2003, and the Form of Note relating to the offer and sale of the Company's 5.875% Subordinated Notes due February 22, 2033.

On March 12, 2003, the Company filed a Current Report on Form 8-K, dated March 12, 2003, filing as an exhibit under Item 7 thereof the Distribution Agreement, dated March 12, 2003, relating to the offer and sale of the Company's Medium-Term Senior and Subordinated Notes.

On March 20, 2003, the Company filed a Current Report on Form 8-K, dated March 12, 2003, filing as exhibits under Item 7 thereof the Terms Agreement, dated March 12, 2003, and the Form of Note relating to the offer and sale of the Company's Floating Rate Notes due March 20, 2006.

On March 21, 2003, the Company filed a Current Report on Form 8-K, dated March 13, 2003, filing as exhibits under Item 7 thereof the Terms Agreement, dated March 13, 2003, and the Form of Note relating to the offer and sale of the Company's 3.50% Notes due February 1, 2008.

On March 26, 2003, the Company filed a Current Report on Form 8-K, dated March 25, 2003, filing as an exhibit under Item 7 thereof the Historical Annual Supplement of Citigroup Inc. and subsidiaries.

No other reports on Form 8-K were filed during the first quarter of 2003;
however,

On April 11, 2003, the Company filed a Current Report on Form 8-K, dated April 11, 2003, filing as an exhibit under Item 7 thereof the Historical Supplement of Citigroup Inc. and subsidiaries.

On April 14, 2003, the Company filed a Current Report on Form 8-K, dated April 14, 2003, (a) furnishing under Item 12 thereof the results of its operations for the quarter ended March 31, 2003 and (b) filing as exhibits under Item 7 thereof
(i) the related press release and (ii) the Citigroup Inc. Quarterly Financial Data Supplement for the quarter ended March 31, 2003.

On April 28, 2003, the Company filed a Current Report on Form 8-K, dated April 28, 2003, (a) reporting under Item 5 thereof the settlement by Citigroup Global Markets Inc. (formerly Salomon Smith Barney Inc.) with the SEC, the NASD, the NYSE and the New York Attorney General of all outstanding investigations into research, IPO allocation and distribution practices and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated April 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 2nd day of May, 2003.

                           CITIGROUP INC.
                           (Registrant)


                           By   /s/ Todd S. Thomson
                                -------------------
                                    Todd S. Thomson
                                    Chief Financial Officer
                                    (Principal Financial Officer)



                           By   /s/ William P. Hannon
                                ---------------------
                                    William P. Hannon
                                    Controller and Chief Accounting Officer
                                    (Principal Accounting Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 2, 2003


By: /s/ Sanford I. Weill, Chief Executive Officer
    -------------------------------------------------------

                                 CERTIFICATIONS

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 2, 2003


By: /s/ Todd S. Thomson, Chief Financial Officer
    -------------------------------------------------------

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

10.01+    Lease, dated as of September 25, 2002, between BP 399 Park Avenue LLC
          (as Landlord) and Citigroup Inc. (as Tenant).

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

76