Form 10-Q
period 2003-06-30
CITIGROUP INC
filed 2003-08-04
CIK 831001

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-9924

Citigroup Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1568099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, New York, New York 10043
(Address of principal executive offices) (Zip Code)

(212) 559-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common stock outstanding as of June 30, 2003:  5,150,833,372

Available on the Web at www.citigroup.com

Citigroup Inc.

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

The Company’s activities are conducted through the Global Consumer, Global Corporate and Investment Bank (GCIB), Private Client Services (PCS), Global Investment Management (GIM) and Proprietary Investment Activities business segments.

The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB).  Certain of the Company’s subsidiaries are subject to supervision and examination by their respective federal and state authorities.  This quarterly report on Form 10-Q should be read in conjunction with Citigroup’s 2002 Annual Report on Form 10-K.

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

The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043, telephone number 212 559 1000.  Additional information about Citigroup is available on the Company’s website at http://www.citigroup.com.

Citigroup’s annual report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K, and all amendments to these reports, are available free of charge through the Company’s website by clicking on the “Investor Relations” page and selecting “SEC Filings.”  The Securities and Exchange Commission (SEC) website contains reports, proxy and information statements, and other information regarding the Company at http://www.sec.gov.

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

Cards provides MasterCard, VISA and private label credit and charge cards.  North America Cards includes the operations of Citi Cards, the Company’s primary brand in North America, and Mexico Cards. International Cards provides credit and charge cards to customers in Europe, the Middle East and Africa (EMEA), Japan, Asia and Latin America.

Consumer Finance provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance.  As of June 30, 2003, North America Consumer Finance maintained 2,394 offices, including 2,158 CitiFinancial offices in the U.S. and Canada, while International Consumer Finance maintained 1,113 offices, including 813 in Japan.  Consumer Finance offers real estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer goods purchases.  In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

Retail Banking provides banking, lending, leasing, equipment financing, investment and insurance services to customers through retail branches and electronic delivery systems. In North America, Retail Banking includes the operations of Citibanking North America, Consumer Assets and CitiCapital, Primerica Financial Services (Primerica), and Mexico Retail Banking.  Citibanking North America delivers banking, lending, investment and insurance services through 781 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet banking site on the World Wide Web.  The Consumer Assets business originates and services mortgages and student loans for customers across the U.S.  The CitiCapital business provides leasing and equipment financing products to small and middle market businesses.  The operations of Primerica involve the sale, mainly in North America, of life insurance and other products manufactured by its affiliates, including Smith Barney mutual funds, CitiFinancial mortgages and personal loans and the products of our Life Insurance and Annuities business within the GIM segment.  The Primerica sales force is composed of over 100,000 independent representatives. Mexico Retail Banking consists of the branch banking operations of Banamex. International Retail Banking provides full-service banking and investment services in EMEA, Japan, Asia and Latin America.  The Commercial Markets Groups are included in Retail Banking and consist of the operations of CitiCapital, as well as middle market lending operations in North America and the international regions.

GLOBAL CORPORATE AND INVESTMENT BANK

Global Corporate and Investment Bank (GCIB) provides corporations, governments, institutions and investors in over 100 countries and territories with a broad range of financial products and services.  GCIB includes Capital Markets and Banking and Transaction Services.

Capital Markets and Banking offers a wide array of investment banking and commercial banking services and products, including investment banking, institutional brokerage, advisory services, foreign exchange, structured products, derivatives and lending.

Transaction Services is composed of Cash Management, Trade Services and Global Securities Services (GSS).  Cash Management and Trade Services provide comprehensive cash management, trade finance for corporations and financial institutions worldwide.  GSS provide custody services to investors such as insurance companies and pension funds, and clearing services to intermediaries such as broker/dealers as well as depository and agency and trust services to multinational corporations and governments globally.

PRIVATE CLIENT SERVICES

Private Client Services (PCS) provides investment advice, financial planning and brokerage services to affluent individuals, small and mid-size companies, non-profits and large corporations primarily through a network of more than 12,300 Smith Barney Financial Consultants in more than 500 offices worldwide.  In addition, Private Client Services provides independent client-focused research to individuals and institutions around the world.

A significant portion of Private Client Services revenue is generated from fees earned by managing client assets as well as commissions earned as a broker for its clients in the purchase and sale of securities. Additionally, Private Client Services generates net interest revenue by financing customers’ securities transactions and other borrowing needs through security-based lending. Private Client Services also receives commissions and other sales and service revenues through the sale of proprietary and third-party mutual funds. As part of Private Client Services, Global Equity Research produces equity research to serve both institutional and individual investor clients.   The majority of expenses for Global Equity Research are allocated to the Global Equities business within GCIB and Private Client Services’ businesses.

GLOBAL INVESTMENT MANAGEMENT

Global Investment Management (GIM) offers a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high-net-worth and retail clients.  Global Investment Management includes Life Insurance and Annuities, Private Bank and Asset Management.

Life Insurance and Annuities comprises Travelers Life and Annuity (TLA) and International Insurance Manufacturing (IIM).  TLA offers individual annuity, group annuity, individual life insurance and Corporate Owned Life insurance (COLI) products.  The individual products include fixed and variable deferred annuities, payout annuities and term, universal and variable life insurance.  These products are primarily distributed through Citigroup’s businesses, a nationwide network of independent agents and unaffiliated broker/dealers.  The COLI product is a variable universal life product distributed through independent specialty brokers.  The group products include institutional pension products, including guaranteed investment contracts, payout annuities, group annuities to employer-sponsored retirement and savings plans, and structured finance transactions.  The IIM business provides annuities, credit, life, health, disability and other insurance products internationally, leveraging the existing distribution channels of the Consumer Finance, Retail Banking and Asset Management (retirement services) businesses.  IIM primarily has operations in Mexico, EMEA, Latin America, Asia and Japan.  TLA and IIM include the realized investment gains/(losses) from sales on certain insurance related investments.

Private Bank provides personalized wealth management services for high-net-worth clients through 125 offices in 33 countries and territories, generating fee and interest income from investment funds management, client trading activity, trust and fiduciary services, custody services, and traditional banking and lending activities.  Through its Private Bankers and Product Specialists, Private Bank leverages its extensive experience with clients’ needs and its access to Citigroup to provide clients with comprehensive investment and banking services.

Asset Management includes Citigroup Asset Management, Citigroup Alternative Investments Institutional business, Banamex asset management and retirement services businesses and Citigroup’s other retirement services businesses in North America and Latin America.   These businesses offer institutional, high-net-worth and retail clients a broad range of investment alternatives from investment centers located around the world.  Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, alternative investments (including hedge funds, private equity and credit structures), variable annuities through affiliated and third-party insurance companies, and pension administration services.

PROPRIETARY INVESTMENT ACTIVITIES

Proprietary Investment Activities is comprised of Citigroup’s proprietary Private Equity investments and Other Investment Activities which includes Citigroup’s proprietary investments in hedge funds and real estate investments, investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, ownership of Travelers Property Casualty Corp. shares and Citigroup’s Alternative Investments (CAI) business, for which the net profits on products distributed through Citigroup’s Asset Management, Private Client Services and Private Bank businesses are reflected in the respective distributor’s income statement through net revenues.

CORPORATE/OTHER

Corporate/Other includes net corporate treasury results, corporate expenses, certain intersegment eliminations, the results of discontinued operations, the cumulative effect of accounting change and taxes not allocated to the individual businesses.

INTERNATIONAL

Citigroup International (whose operations are fully reflected in the product disclosures above), in partnership with our global product groups, offers a broad range of consumer financial services, corporate and investment banking services and investment management to some 50 million customer accounts in more than 100 countries and territories throughout Asia, Japan, EMEA and Latin America.

The product mix differs in each region, depending upon local conditions and opportunities.  Citigroup International also offers an array of wealth management services, with integrated offerings and dedicated service centers.

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Summary

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share data	2003	2002	2003	2002
Revenues, net of interest expense (1)	$19,354	$17,993	$37,890	$35,791
Operating expenses	9,971	9,147	19,523	18,203
Benefits, claims, and credit losses (1)	3,087	2,982	6,011	6,344
Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change	6,296	5,864	12,356	11,244
Income taxes	1,956	2,017	3,875	3,896
Minority interest, after-tax	41	18	79	35
Income from continuing operations	4,299	3,829	8,402	7,313
Income from discontinued operations (2)	—	255	—	1,661
Cumulative effect of accounting change (3)	—	—	—	(47)

Net Income	$4,299	$4,084	$8,402	$8,927
Earnings per share:

Basic:
Income from continuing operations	$0.84	$0.75	$1.64	$1.42
Net Income	$0.84	$0.80	$1.64	$1.74

Diluted:
Income from continuing operations	$0.83	$0.73	$1.62	$1.40
Net Income	$0.83	$0.78	$1.62	$1.71

Return on Average Common Equity	19.2%	19.5%	19.2%	21.7%

Total Assets (in billions)	$1,187.0	$1,083.3
Total Equity (in billions)	$93.3	$85.7

Tier 1 Capital	9.02%	9.20%
Total Capital Ratio	11.94%	11.75%

(1)          Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)).  If this table were prepared on a managed basis, which includes certain effects of credit card securitization activities including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses would each have been increased by $1.208 billion and $1.081 billion in the 2003 and 2002 second quarters, respectively, and by $2.310 billion and $2.094 billion in the respective six-month periods.  Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources.  Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business.  See the discussion of the Cards business on page 16.

(2)          Travelers Property Casualty Corp. (TPC) (a wholly-owned subsidiary of Citigroup on December 31, 2001) sold 231,000,000 shares of its class A common stock in an initial public offering (IPO) on March 27, 2002.  Citigroup made a tax-free distribution to its stockholders of a portion of its ownership interest in TPC on August 20, 2002.  Discontinued Operations includes the operations of TPC, the $1.270 billion gain on the IPO ($1.061 billion after-tax recognized in the 2002 first quarter and $97 million after-tax recognized in the 2002 third quarter) and income taxes.  Following the distribution, Citigroup was a holder of approximately 9.9% of TPC’s common equity.  See Note 4 to the Consolidated Financial Statements.

(3)          Accounting Change refers to the 2002 first quarter adoption of the remaining provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  See Note 2 to the Consolidated Financial Statements.

Business Focus

The following tables show the net income (loss) for Citigroup’s businesses both on a product view and on a regional view.

Citigroup Net Income – Product View

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2003	2002(1)	2003	2002(1)

Global Consumer
Cards	$768	$722	$1,503	$1,301
Consumer Finance	508	568	993	1,098
Retail Banking	1,049	645	2,023	1,307
Other	(31)	11	(47)	(9)
Total Global Consumer	2,294	1,946	4,472	3,697

Global Corporate and Investment Bank
Capital Markets and Banking	1,163	1,136	2,357	2,195
Transaction Services	187	216	384	305
Other	(10)	(34)	(2)	(57)
Total Global Corporate and Investment Bank	1,340	1,318	2,739	2,443

Private Client Services	181	223	338	440

Global Investment Management
Life Insurance and Annuities (2)	190	137	426	351
Private Bank	138	113	263	224
Asset Management	104	121	209	220
Total Global Investment Management	432	371	898	795

Proprietary Investment Activities	27	(70)	27	(35)

Corporate/Other	25	41	(72)	(27)

Income from Continuing Operations	4,299	3,829	8,402	7,313

Income from Discontinued Operations (3)	—	255	—	1,661
Cumulative Effect of Accounting Change (4)	—	—	—	(47)

Net Income	$4,299	$4,084	$8,402	$8,927

(1)          Reclassified to conform to the current period’s presentation.

(2)          Includes after-tax realized insurance investment portfolio gains/(losses) of ($1) million and ($118) million in the 2003 and 2002 second quarters, respectively, and ($3) million and ($108) million in the respective six-month periods.

(3)          See Note 4 to the Consolidated Financial Statements.

(4)          See Note 2 to the Consolidated Financial Statements.

Citigroup Net Income – Regional View

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2003	2002 (1)	2003	2002 (1)

North America (excluding Mexico) (2)
Consumer	$1,520	$1,297	$2,999	$2,569
Corporate	552	602	1,191	1,276
Private Client Services	181	223	338	440
Investment Management	299	218	650	570
Total North America	2,552	2,340	5,178	4,855

Mexico
Consumer	214	114	378	160
Corporate	84	110	204	304
Investment Management	69	70	134	118
Total Mexico	367	294	716	582

Europe, Middle East and Africa (EMEA)
Consumer	169	146	331	294
Corporate	346	226	603	371
Investment Management	2	8	(1)	4
Total EMEA	517	380	933	669

Japan
Consumer	179	256	337	483
Corporate	5	(3)	37	20
Investment Management	20	16	37	31
Total Japan	204	269	411	534

Asia (excluding Japan)
Consumer	204	163	397	321
Corporate	188	200	367	393
Investment Management	37	28	67	55
Total Asia	429	391	831	769

Latin America
Consumer	8	(30)	30	(130)
Corporate	165	183	337	79
Investment Management	5	31	11	17
Total Latin America	178	184	378	(34)

Proprietary Investment Activities	27	(70)	27	(35)
Corporate/Other	25	41	(72)	(27)

Income from Continuing Operations	4,299	3,829	8,402	7,313

Income from Discontinued Operations (3)	—	255	—	1,661
Cumulative Effect of Accounting Change (4)	—	—	—	(47)
Net Income	$4,299	$4,084	$8,402	$8,927

(1)          Reclassified to conform to the current period’s presentation.

(2)          Excludes Proprietary Investment Activities and Corporate/Other.

(3)          See Note 4 to the Consolidated Financial Statements.

(4)          See Note 2 to the Consolidated Financial Statements.

Results of Operations

Income and Earnings Per Share

Citigroup reported income from continuing operations of $4.299 billion or $0.83 per diluted share in the 2003 second quarter, up 12% and 14% from $3.829 billion or $0.73 in the 2002 second quarter.

Net income in the 2003 second quarter of $4.299 billion or $0.83 per diluted share was up 5% and 6% from $4.084 billion or $0.78 per diluted share in the 2002 second quarter.  Net income in the 2002 second quarter included income from discontinued operations relating to Travelers Property Casualty (TPC) of $255 million (see Note 4 to the Consolidated Financial Statements).  Return on average common equity was 19.2% compared to 19.5% a year ago.

Income from continuing operations for the 2003 six months of $8.402 billion or $1.62 per diluted share was up 15% and 16% from $7.313 billion or $1.40 per diluted share in the 2002 six months.  Net income in the 2002 six months included an after-tax gain of $1.061 billion from the initial public offering of TPC’s stock, $600 million (after-tax) in income from discontinued operations from TPC and an after-tax charge of $47 million, reflecting the cumulative effect of adopting an accounting change (as described in Notes 2 and 4 to the Consolidated Financial Statements). Return on average common equity was 19.2% and 21.7% in the six months of 2003 and 2002, respectively.

Global Consumer net income increased $348 million or 18% and $775 million or 21% in the 2003 second quarter and six months compared to the 2002 periods.  Global Corporate and Investment Bank (GCIB) increased $22 million or 2% and $296 million or 12% in the 2003 second quarter and six months compared to the 2002 periods.  Private Client Services income declined $42 million or 19% in the 2003 second quarter and declined $102 million or 23% from the year-ago six-month period.  Global Investment Management grew $61 million or 16% and $103 million or 13% from the respective 2002 periods, while Proprietary Investment Activities increased $97 million and $62 million from the 2002 second quarter and six-month periods.

See individual segment and product discussions on pages 15 – 33 for additional discussion and analysis of the Company’s results of operations.

Revenues, Net of Interest Expense

Total revenues, net of interest expense, of $19.4 billion and $37.9 billion in the 2003 second quarter and six months were up $1.4 billion or 8% and $2.1 billion or 6%, respectively, from the 2002 periods. Global Consumer revenues were up $861 million or 9% in the 2003 second quarter to $10.1 billion, and were up $1.7 billion or 10% in the 2003 six months to $20.0 billion.  Increases in Retail Banking revenues of $834 million or 24% and $1.3 billion or 18% from the 2002 second quarter and six months, respectively, were driven by the results of Golden State Bancorp (GSB) as well as increases in most regions.  Compared to the 2002 periods, Cards was up $102 million or 3% in the 2003 second quarter and $314 million or 5% in the 2003 six months, while Consumer Finance revenue declined $18 million or 1% in the 2003 second quarter primarily due to declines in Japan, and was up $182 million or 4% in the 2003 six months.

Compared to the 2002 periods, GCIB revenues were up $352 million or 7% to $5.4 billion in the 2003 second quarter and were up $299 million or 3% in the 2003 six months, driven by Capital Markets and Banking, up $312 million or 7% and $114 million or 1% in the 2003 second quarter and six-month periods.  Capital Markets and Banking growth in the 2003 second quarter reflected increases in Fixed Income.

Global Investment Management revenues of $2.1 billion in the 2003 second quarter and $4.1 billion in the 2003 six months were up $157 million or 8% and $240 million or 6% from the comparable 2002 periods, primarily due to growth in asset-based fee revenues and the impact of acquisitions.  Private Client Services revenues were down $102 million or 7% in the 2003 second quarter and were down $282 million or 9% in the six-month comparison primarily reflecting lower fee revenue and lower transaction volumes.  Revenues in Proprietary Investment Activities increased $217 million and $200 million from the 2002 second quarter and six months, respectively, primarily reflecting higher net recognized gains and lower impairment write-downs.

Selected Revenue Items

Net interest revenue rose $210 million or 2% from the 2002 second quarter to $9.6 billion and increased $645 million or 3% from the 2002 six months to $19.3 billion, reflecting increases in fixed income trading and investment positions, acquisitions, the impact of a changing rate environment and business volume growth.

Total commissions and asset management and administration fees of $5.4 billion were down $79 million or 1% from the 2002 second quarter, primarily as a result of decreases in volumes.  Insurance premiums of $839 million and $1.7 billion in the 2003 second quarter and six months were down $92 million or 10%, and $47 million or 3%, respectively, from the 2002 periods.

Principal transactions revenues of $1.3 billion and $2.9 billion for the 2003 second quarter and six months were up $41 million or 3% from the 2002 second quarter and $30 million or 1% from the 2002 six-month period attributable to strong fixed income underwriting.

Realized gains from sales of investments were up $378 million from the 2002 second quarter and $510 million from the 2002 six months, primarily resulting from the absence of losses from WorldCom in the prior-year periods and gains on the Company’s insurance investment portfolio.  Other revenue of $2.0 billion in the 2003 second quarter and $3.3 billion for the 2003 six months increased $903 million from the year-ago quarter and was up $1.3 billion from the 2002 six months, primarily reflecting higher venture capital activity and higher securitization gains and activity, partially offset by increased credit losses on securitized credit card receivables.

Operating Expenses

Operating expenses of $10.0 billion and $19.5 billion in the 2003 second quarter and six months, respectively, were up $824 million or 9% in the 2003 second quarter and were up $1.3 billion or 7% in the 2003 six months, compared to year-ago levels.  The increase primarily reflects the addition of GSB, severance costs, costs associated with the repositioning of our Latin America business, higher legal and pension costs, the additional cost of expensing stock options and an increase in the amortization of deferred acquisition costs in Life Insurance and Annuities.

Global Consumer expenses in the 2003 second quarter and six months were both up 11%.  GCIB expenses were up 13% in the quarter and were up 8% in the six months while Global Investment Management expenses were up 13% and 10% from the year-ago periods.  Private Client Services expenses were down 4% in the 2003 second quarter and were down 6% in the six month period.

Benefits, Claims, and Credit Losses

Benefits, claims, and credit losses were $3.1 billion and $6.0 billion in the 2003 second quarter and six months, up $105 million and down $333 million from the 2002 second quarter and six months, respectively.  Policyholder benefits and claims in the 2003 second quarter decreased 3% from the 2002 second quarter to $901 million, and were up 3% to $1.8 billion in the 2003 six months, primarily as a result of increases in Life Insurance and Annuities.  The provision for credit losses increased 6% from the 2002 second quarter to $2.2 billion in the 2003 second quarter and decreased 8% from the 2002 six months to $4.2 billion in the 2003 six months.

Global Consumer provisions for benefits, claims, and credit losses of $2.1 billion in the 2003 second quarter were up 4% from the 2002 second quarter, reflecting increases in Consumer Finance.  Total net credit losses were $1.745 billion and the related loss ratio (excluding Commercial Markets) was 2.42% in the 2003 second quarter, as compared to $1.707 billion and 2.38% in the preceding quarter and $1.655 billion and 2.72% in the year-ago quarter.  The consumer loan delinquency ratio (90 days or more past due) increased to 2.41% at June 30, 2003 from 2.40% at March 31, 2003 and decreased from 2.53% a year ago.  See page 38 for a reconciliation of total consumer credit information.

The GCIB provision for credit losses of $298 million in the 2003 second quarter increased $33 million or 12% while the six-month provision decreased $419 million or 50% from year-ago levels.  The decrease was primarily due to provisions for Argentina and exposures in the telecommunications industry recorded during the 2002 first quarter.

Corporate cash-basis loans at June 30, 2003 and 2002 were $4.204 billion and $3.840 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $89 million and $136 million, respectively.  The increase in cash-basis loans from the 2002 second quarter was primarily attributable to borrowers in the power and energy industry, as well as corporate borrowers in Brazil, Hong Kong, Australia, Singapore and Mexico.  Corporate cash-basis loans at June 30, 2003 increased $122 million from March 31, 2003 primarily due to exposures in the power and energy industry, as well as corporate borrowers in Singapore, Australia and Brazil.  The decrease in OREO from the 2002 second quarter was primarily due to continued improvements in the North America real estate portfolio.

Income Taxes

The Company’s effective tax rate of 31.1% in the 2003 second quarter declined 330 basis points from 34.4% in the 2002 second quarter.  The decline primarily represented benefits for not providing U.S. income taxes for the earnings of certain foreign subsidiaries and a $94 million release of a tax reserve related to a settlement with tax authorities which increased income in Japan.

Capital

Total capital (Tier 1 and Tier 2) was $84.8 billion or 11.94% of net risk-adjusted assets, and Tier 1 capital was $64.1 billion or 9.02% at June 30, 2003, compared to $78.3 billion or 11.25% and $59.0 billion or 8.47%, respectively, at December 31, 2002.

EVENTS IN 2002 and 2003

Acquisition of Sears’ Credit Card Business

On July 15, 2003, Citigroup announced that it will acquire Sears’ $29 billion Credit Card business (the 8th largest portfolio in the U.S.) of private label and bankcard credit card receivables in a transaction in which Citigroup will pay a 10% premium or approximately $3 billion at closing.  The acquisition will also include Sears’ Financial Products business and credit card facilities with approximately 8,300 employees (5,800 full-time employees).  In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company’s businesses, products and services.  The transaction is expected to close by year-end, subject to applicable regulatory approvals.

Common Dividend Increase and Dividend Reinvestment Plan

On July 14, 2003, the Company’s Board of Directors approved a 75% increase in the quarterly dividend on the Company’s common stock to 35 cents a share from 20 cents a share. The increase in the quarterly dividend is part of an effort to reallocate capital to dividends and reduce share repurchases.  Additionally, the Company’s Board of Directors approved a Dividend Reinvestment Plan (the “Plan”) for holders of Citigroup common stock.  Registered holders of Citigroup common stock may elect to participate in the Plan and have some or all of their dividends reinvested in Citigroup common stock.

Settlement of Certain Legal and Regulatory Matters

On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission (SEC) to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy.  Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding.  On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency (OCC) and Citigroup entered into an agreement with the Federal Reserve Bank of New York (FED) to resolve their inquiries into certain of Citigroup’s transactions with Enron.  Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions.  Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney’s Office to resolve its investigation into certain of Citigroup’s transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.  The Company had previously established a reserve for the cost of these settlements.

On April 28, 2003, Salomon Smith Barney Inc., now named Citigroup Global Markets Inc. (CGMI), announced final agreements with the SEC, the National Association of Securities Dealers (NASD), the New York Stock Exchange (NYSE) and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the Research Settlement).  Consistent with the settlement-in-principle announced in December 2002, CGMI will pay $300 million for retrospective relief, plus $25 million for investor education, and has committed to spend $75 million to provide independent third-party research to its clients at no charge. CGMI will also adopt new policies and procedures to further ensure the independence of its research and address other issues identified in the course of the investigation. CGMI reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The Company established a reserve for the cost of this settlement during the 2002 fourth quarter.

In April 2003, to effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York.  The Final Judgment has not yet been entered by the court, and the court has asked for certain additional information.  Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with CGMI in connection with the Research Settlement; and in May 2003, the NYSE advised CGMI that the Hearing Panel’s Decision, in which it accepted the Research Settlement, had become final.  CGMI is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement.  Payment will be made in conformance with the payment provisions of the Final Judgment.

Impact from Argentina’s Economic Changes

Throughout 2002, Argentina experienced significant political and economic changes including severe recessionary conditions, high inflation and political uncertainty.  The government of Argentina implemented substantial economic changes, including abandoning the country’s fixed U.S. dollar-to-peso exchange rate, and asymmetrically redenominating substantially all of the banking industry’s loans, deposits (which were also restricted) and other assets and liabilities previously denominated in U.S. dollars into pesos at different rates.  As a result of the impact of these government actions, the Company changed its functional currency in Argentina from the U.S. dollar to the Argentine peso during the 2002 first quarter.  Additionally, the government issued certain compensation instruments to financial institutions to compensate them in part for losses incurred as a result of the redenomination events.  The government also announced a 180-day moratorium against creditors filing foreclosures or bankruptcy proceedings against borrowers.  Later in the year, the government modified the terms of certain of their Patriotic Bonds, making them less valuable.  The government actions, combined with the severe recessionary economic situation and the devaluation of the peso, adversely impacted Citigroup’s business in Argentina.

During the full year of 2002, Citigroup recorded a total of $1.704 billion in net pretax charges, as follows: $1.018 billion in net provisions for credit losses; $284 million in investment write-downs; $232 million in losses relating to Amparos (representing judicial orders requiring previously dollar-denominated deposits and insurance contracts that had been redenominated at government rates to be immediately repaid at market exchange rates); $98 million of write-downs of Patriotic Bonds; a $42 million restructuring charge; and a $30 million net charge for currency redenomination and other foreign currency items that includes a benefit from compensation instruments issued in 2002.

Of these charges, Citigroup recorded a total of $84 million in pretax charges in the 2002 second quarter and $942 million (pretax) in the 2002 six-month period.

In addition, the impact of the devaluation of the peso during 2002 produced foreign currency translation losses that reduced Citigroup’s equity by $595 million, net of tax, during 2002, including $512 million, net of tax, during the 2002 first quarter and an additional $77 million, net of tax, in the 2002 second quarter.

The Argentina Supreme Court has determined that the 2002 redenomination of certain bank deposits of the Province of San Luis with Banco de la Nacion Argentina from dollars to pesos was unconstitutional.  The parties to that litigation did not reach an agreement on the timing and manner of the repayment of the referred deposits within the timeframe set forth by the Supreme Court in its ruling, therefore, the Supreme Court is to decide the terms and conditions of such repayment.  In the opinion of the Company’s management, the ultimate resolution of the redenomination would not be likely to have a material adverse effect on the consolidated financial condition of the Company, but may be material to the Company’s operating results for any particular period.  Following this decision, on April 1, 2003, the government issued a regulation providing for a voluntary election on the part of depositors with reprogrammed/ restricted balances to receive their peso deposits, including indexation, from their respective banks, as well as a ten-year bond issued directly by the government (the April 2003 Plan).  During the election period, which expired on May 23, 2003, 41% of Citigroup’s eligible deposit liabilities in Argentina elected to redeem their deposits under the terms of the April 2003 Plan.  The redemption of deposits was effected with no significant impact on the Company’s net income or liquidity.  Additional costs to the Company will depend on future actions or decisions by the Argentine government or judiciary.  Further, any voluntary actions the Company might undertake, such as the settlement of reprogrammed deposits completed in January 2003, could mitigate such cost.

The Company believes it has a sound basis to bring a claim, as a result of various actions of the Argentine government.  A recovery on such a claim could serve to reduce the economic loss of the Company in Argentina.

As the economic situation as well as legal and regulatory issues in Argentina remain fluid, we continue to work with the government and our customers and continue to monitor conditions closely.  Additional losses may be incurred.  In particular, we continue to monitor the potential additional impact that the continued economic crisis may have on our corporate borrowers, as well as the impact on consumer deposits and insurance liabilities of potential government actions, including re-dollarization.  Another item we continue to monitor is the realizability of government obligations such as the compensation instruments.  The initial principal payment of approximately $70 million under certain compensation instruments issued to the Company is due in August 2003.

On July 3, 2003, an insurance subsidiary of the Company that issues annuities obtained approval from the Argentine Ministry of Insurance to offer a restructuring plan for its voluntary annuity holders.  The plan offers three alternatives, from which its customers will be able to elect during the third quarter of 2003.  The alternatives are settlement with local currency, a Company-issued U.S. dollar obligation with a maturity of up to 10 years or a government bond.  Once the annuitants have made an election, the Company will be able to evaluate the impact this restructuring plan will have on its financial results.

The above paragraphs contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See “Forward-Looking Statements” on page 34.

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

On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in TPC (the distribution). This non-cash distribution was tax-free to Citigroup, its stockholders and TPC.  The distribution was treated as a dividend to stockholders for accounting purposes that reduced Citigroup’s Additional Paid-In Capital by approximately $7.0 billion.  Following the distribution, Citigroup was a holder of approximately 9.9% of TPC’s outstanding equity securities which are carried at fair value in the Proprietary Investment Activities segment and classified as available-for-sale within Investments on the Consolidated Statement of Financial Position.

Following the August 20, 2002 distribution, the results of TPC were reported in the Company’s Statements of Income and Cash Flows separately as discontinued operations.  TPC represented the primary vehicle by which Citigroup engaged in the property and casualty insurance business.

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

ACCOUNTING CHANGES IN 2003

Stock-Based Compensation

On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), prospectively to all awards granted, modified, or settled after January 1, 2003.  The prospective method is one of the adoption methods provided for under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” issued in December 2002.  SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Similar to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the alternative method of accounting, an offsetting increase to stockholders’ equity under SFAS 123 is recorded equal to the amount of compensation expense charged.  Earnings per share dilution is recognized as well.

Assuming a three-year vesting provision for options, the estimated impact of this change will be approximately $0.03 per diluted share in 2003 and, when fully phased in over three years, approximately $0.06 per diluted share annually. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act.  See “Forward-Looking Statements” on page 34.

Had the Company applied SFAS 123 in accounting for the Company’s stock option plans for all options granted, net income and net income per share would have been the pro forma amounts indicated below:

		Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts		2003	2002	2003	2002
Compensation expense related to stock option plans, net of tax	As reported	$20	$—	$33	$—
	Pro forma	88	132	182	234

Net income	As reported	$4,299	$4,084	$8,402	$8,927
	Pro forma	4,231	3,952	8,253	8,693

Basic earnings per share	As reported	$0.84	$0.80	$1.64	$1.74
	Pro forma	0.83	0.77	1.61	1.69

Diluted earnings per share	As reported	$0.83	$0.78	$1.62	$1.71
	Pro forma	0.82	0.75	1.59	1.66

The Company has made changes to various stock-based compensation plan provisions for awards granted after 2002.  For example, the vesting period and the term of stock options granted after 2002 have been shortened to three and six years, respectively.  In addition, the sale of underlying shares acquired through the exercise of options granted in 2003 is restricted for a two-year period.  The Company continues its existing stock ownership commitment for senior executives which requires executives to retain at least 75% of the shares they own and acquire from the Company, subject to certain minimum ownership guidelines, over the term of their employment.  Original option grants in 2003 and thereafter will not have a reload feature; however, previously granted options retain that feature.  Other changes also may be made that may impact the SFAS 123 adoption estimates disclosed above.  This statement is a forward-looking statement within the meaning of the Private Securities Litigation Act.  See “Forward-Looking Statements” on page 34.

Costs Associated with Exit or Disposal Activities

On January 1, 2003, Citigroup adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).  SFAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred.  Previous generally accepted accounting principles provided for the recognition of such costs at the date of management’s commitment to an exit plan.  In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows.  The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002.  The impact of adopting SFAS 146 was not material.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  This interpretation changes the method of determining whether certain entities, including securitization entities, should be included in the Company’s Consolidated Financial Statements.  An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity.  All other entities are evaluated for consolidation in accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries” (SFAS 94).  A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

The provisions of the interpretation are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 is applicable beginning July 1, 2003.  For any VIEs that must be consolidated under FIN 46, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis.  The Company previously reported that the implementation of FIN 46 could increase both assets and liabilities by $55 billion.  However, the Company has since restructured certain VIEs that enables them to meet the criteria for non-consolidation.  At this time, it is anticipated that the effect on the Company’s Consolidated Statement of Financial Position could be an increase of approximately $5 billion to both assets and liabilities.  As we continue to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company.  This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See “Forward-Looking Statements” on page 34.

Guarantees and Indemnifications

On January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized.  The impact of adopting FIN 45 was not material.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149).  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133.  In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial statements.

This statement is a forward-looking statement within the meaning of the Private Securities Litigation Act.  See “Forward-Looking Statements” on page 34.

Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).  SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, and is not expected to have a material impact on the Company’s financial statements.  This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act.  See “Forward-Looking Statements” on page 34.

Accounting Changes in 2002

Business Combinations, Goodwill and Other Intangible Assets

Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, “Business Combinations” (SFAS 141) and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), as required for goodwill and indefinite-lived intangible assets resulting from business combinations consummated after June 30, 2001.  The new rules require that all business combinations consummated after June 30, 2001 be accounted for under the purchase method.  The nonamortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001.

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

Impairment or Disposal of Long-Lived Assets

On January 1, 2002, Citigroup adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), when the rule became effective for calendar year companies.  SFAS 144 establishes additional criteria as compared to existing generally accepted accounting principles to determine when a long-lived asset is held-for-sale.  It also broadens the definition of “discontinued operations,” but does not allow for the accrual of future operating losses, as was previously permitted.  The impact of adopting SFAS 144 was not material.

SIGNIFICANT ACCOUNTING POLICIES

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Company has identified four policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain.  These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations and Argentina.  The Company, in consultation with the Audit Committee, has reviewed and approved these significant accounting policies, which are further described in the Company’s 2002 Annual Report on Form 10-K.

The net income line in the following business segments and operating unit discussions excludes the cumulative effect of accounting change and income from discontinued operations.  The cumulative effect of accounting change and income from discontinued operations is disclosed within the Corporate/Other business segment.  See Notes 2 and 4 to the Consolidated Financial Statements.  Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

GLOBAL CONSUMER

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In millions of dollars	2003	2002		2003	2002
Revenues, net of interest expense	$10,060	$9,199	9	$19,967	$18,225	10
Operating expenses	4,664	4,197	11	9,180	8,304	11
Provisions for benefits, claims, and credit losses	2,064	1,989	4	4,187	4,171	—
Income before taxes and minority interest	3,332	3,013	11	6,600	5,750	15
Income taxes	1,026	1,058	(3)	2,097	2,034	3
Minority interest, after-tax	12	9	33	31	19	63
Net income	$2,294	$1,946	18	$4,472	$3,697	21

Global Consumer – which provides banking, lending, including credit and charge cards, and investment and personal insurance products and services to customers around the world — reported net income of $2.294 billion and $4.472 billion in the 2003 second quarter and six months, up $348 million or 18% and $775 million or 21% from the comparable 2002 periods, driven by growth in Retail Banking and Cards that was partially offset by a decline in Consumer Finance.  Retail Banking net income increased $404 million or 63% in the 2003 second quarter and $716 million or 55% in the 2003 six months from the prior-year periods, reflecting the impact of the Golden State Bancorp (GSB) acquisition, organic revenue growth and improved credit costs.  Cards net income increased $46 million or 6% in the 2003 second quarter and $202 million or 16% in the 2003 six months from the 2002 periods primarily reflecting increases in North America.  Consumer Finance net income of $508 million and $993 million in the 2003 second quarter and six months declined $60 million or 11% and $105 million or 10% from the 2002 periods, as the addition of the GSB auto finance business was more than offset by continued weakness in Japan.

Global Consumer Net Income – Regional View

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In millions of dollars	2003	2002		2003	2002
North America (excluding Mexico)	$1,520	$1,297	17	$2,999	$2,569	17
Mexico	214	114	88	378	160	NM
EMEA	169	146	16	331	294	13
Japan	179	256	(30)	337	483	(30)
Asia (excluding Japan)	204	163	25	397	321	24
Latin America	8	(30)	NM	30	(130)	NM
Total Net Income	$2,294	$1,946	18	$4,472	$3,697	21

NM   Not meaningful

Growth in Global Consumer in the 2003 second quarter and six months reflected increases in all regions except Japan.  Net income in North America (excluding Mexico) grew 17% in both the 2003 second quarter and six months, respectively, driven by the acquisition of GSB and growth in Retail Banking and Cards.  Mexico contributed growth of $100 million and $218 million in the 2003 second quarter and six months, respectively, mainly reflecting volume and spread improvements combined with a lower provision for credit losses.  EMEA experienced growth of 16% in the 2003 second quarter and 13% in the six-month period, mainly reflecting the strengthening of the Euro combined with higher business volumes in all products.  A decline in Japan of 30% in both the 2003 second quarter and six-month periods primarily reflected the impact of lower volumes and spreads and increased credit losses in Consumer Finance that were partially offset, in the six month comparison, by the acquisitions of Taihei and Marufuku. In addition, the 2003 second quarter results in Japan included a $94 million release of a tax reserve resulting from a settlement with tax authorities.  The increase in Latin America in the 2003 second quarter and six months was mainly due to Argentina and reflected the absence of charges taken in the 2002 periods, partially offset by costs in the 2003 second quarter attributable to business repositioning across the region.

Cards

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In millions of dollars	2003	2002		2003	2002
Revenues, net of interest expense	$3,309	$3,207	3	$6,642	$6,328	5
Operating expenses	1,463	1,381	6	2,909	2,708	7
Provision for credit losses	678	729	(7)	1,452	1,626	(11)
Income before taxes and minority interest	1,168	1,097	6	2,281	1,994	14
Income taxes	399	375	6	776	693	12
Minority interest, after-tax	1	—	—	2	—	—
Net income	$768	$722	6	$1,503	$1,301	16
Average assets (in billions of dollars)	$62	$60		$65	$59
Return on assets	4.97%	4.83%		4.66%	4.45%

Cards – which includes bankcards, private-label cards and charge cards in 47 countries around the world - reported net income of $768 million and $1.503 billion in the 2003 second quarter and six months, respectively, up $46 million or 6% and $202 million or 16% from the 2002 periods, led by North America, which benefited from revenue growth that was driven by increases in average managed receivables.  International Cards income declined $8 million or 7% compared to the prior-year quarter and increased $70 million or 50% compared to the 2002 six months, both reflecting changes in the allowance for credit losses related to Argentina in the 2002 periods.

As shown in the following table, average managed loans grew 5% and 6% in the 2003 second quarter and six months, respectively, reflecting growth of 4% and 6% in North America and 12% and 13% in International Cards.  Growth in North America was led by Citi Cards, reflecting a higher level of promotional rate balances and new product launches.  Average loan growth in the 2003 second quarter was negatively impacted by a change in acquisition marketing strategies which resulted in a decline in promotional rate balances compared to the prior quarter.  Growth in International Cards reflected increases in EMEA, driven by the U.K., and in Asia, led by Korea and Malaysia.  The growth in International Cards also included the benefit of strengthening currencies and was partially offset by a decline in Latin America, which reflected lower loan volumes across the region.  Sales in North America declined 4% in the 2003 second quarter, reflecting the change in acquisition marketing strategies partially offset by an increase in sales per active account.  International Cards sales grew 10% from the prior-year quarter, reflecting strong growth in EMEA, which benefited from marketing and expansion efforts. In Asia, sales were up 2% as growth across the region was partially offset by the effect of Severe Acute Respiratory Syndrome (SARS), impacting mostly Hong Kong and Taiwan.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In billions of dollars	2003	2002		2003	2002
Sales
North America	$59.7	$61.9	(4)	$116.8	$116.8	—
International	9.0	8.2	10	17.6	15.6	13
Total Sales	$68.7	$70.1	(2)	$134.4	$132.4	2

Average managed loans
North America (1)	$112.7	$108.0	4	$114.0	$107.8	6
International	11.8	10.5	12	11.7	10.4	13
Total average managed loans (1)	$124.5	$118.5	5	$125.7	$118.2	6
Securitized receivables	(71.1)	(65.2)	9	(69.4)	(66.0)	5
Loans held-for-sale	(3.0)	(6.5)	(54)	(4.1)	(6.5)	(37)
On-balance sheet loans	$50.4	$46.8	8	$52.2	$45.7	14

(1)          Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources.  Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business.

Revenues, net of interest expense, of $3.309 billion and $6.642 billion in the 2003 second quarter and six months rose $102 million or 3% and $314 million or 5% from the 2002 periods, primarily reflecting growth in North America, EMEA and Asia.  Revenue growth in North America was primarily due to the benefit of receivable growth and increased cardholder services fees and was partially offset by lower spreads.  Managed net interest revenue as a percent of average managed loans in North America of 10.27% declined 19 bps from the prior-year quarter, as lower cost of funds was more than offset by the impact of increased promotional rate balances.  Citi Cards revenues in the 2003 second quarter included gains from the sale of $1.7 billion in non-strategic portfolios.  In addition, Citi Cards revenues included net gains of $69 million and $215 million, in the 2003 second quarter and six months, respectively, as a result of changes in estimates in the timing of revenue recognition on securitizations while prior-year revenues included $94 million and $115 million, in the quarter and six months, respectively, resulting from an increase in the amortization period for certain direct loan origination costs.  Increases in EMEA and Asia were driven by growth in receivables and sales combined with the benefit of foreign currency translation.

Operating expenses of $1.463 billion and $2.909 billion in the 2003 second quarter and six months, respectively, increased $82 million or 6% and $201 million or 7% from the prior-year periods. In North America, expenses increased 8% in both the 2003 second quarter and six months, respectively, driven by increased advertising expenditures and on-going business initiatives, including costs associated with the anticipated third quarter addition of the Home Depot private label card portfolio as well as the absence of a $19 million restructuring reserve release in the prior year.  In International Cards, expenses were unchanged in the quarter and up 5% in the six months as disciplined expense management was offset by the impact of foreign currency translation and, in the six-month comparison, investments to support business growth, including costs associated with the consolidation of certain back office operations in Europe.

The provision for credit losses in the 2003 second quarter and six months was $678 million and $1.452 billion, respectively, compared to $729 million and $1.626 billion in the 2002 periods. In the prior year, the provision for credit losses included a $117 million addition to the allowance for credit losses in the 2002 first quarter resulting from deteriorating credit in Argentina that was partially offset by a $31 million release in the 2002 second quarter resulting from a decline in the Argentine loan portfolio.  Excluding the prior year amounts related to Argentina, the decline in the provision for credit losses reflected credit improvement in North America and in the international markets overall and an increase in the level of securitized receivables, partially offset by the impact of higher loss rates in the U.K. and Korea.  Net credit losses in the 2003 second quarter were $679 million with a related loss ratio of 5.41%, compared to $730 million and 5.49% for the 2003 first quarter and $760 million and 6.51% in the prior-year quarter.  Loans delinquent 90 days or more were $870 million or 1.80% of loans at June 30, 2003, compared to $932 million or 1.81% at March 31, 2003 and $925 million or 1.87% at June 30, 2002.

The securitization of credit card receivables is limited to the Citi Cards business within North America.  At June 30, 2003, securitized credit card receivables were $72.0 billion, compared to $65.8 billion at June 30, 2002.  Credit card receivables held-for-sale were $3.0 billion at June 30, 2003, compared to $6.5 billion a year ago.  Because securitization changes Citigroup’s role from that of a lender to that of a loan servicer, it removes the receivables from Citigroup’s balance sheet and affects the amount of revenue and the manner in which revenue and the provision for credit losses are classified in the income statement.  For securitized receivables and receivables held-for-sale, gains are recognized upon sale and amounts that would otherwise be reported as net interest revenue, fee and commission revenue, and credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and other revenue (for the remaining revenue, net of credit losses and the amortization of previously recognized securitization gains).  Because credit losses are a component of these cash flows, revenues over the terms of these transactions may vary depending upon the credit performance of the securitized receivables.  For a further discussion of the securitization of credit card receivables, see page 48.

Including the effect of securitizations, managed net credit losses in the 2003 second quarter were $1.887 billion with a related loss ratio of 6.08%, compared to $1.832 billion and 5.86% in the 2003 first quarter and $1.841 billion and 6.23% in the 2002 second quarter.  The increase in the rate from the first quarter of 2003 was primarily due to higher bankruptcy losses, including the impact of seasonality in North America, while the decline from the prior-year quarter reflected improvement in both North America and the international markets, despite higher loss rates in the United Kingdom and Korea.  Loans delinquent 90 days or more on a managed basis were $2.313 billion or 1.88% at June 30, 2003, compared to $2.406 billion or 1.92% at March 31, 2003 and $2.260 billion or 1.86% at June 30, 2002.

Consumer Finance

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In millions of dollars	2003	2002		2003	2002
Revenues, net of interest expense	$2,431	$2,449	(1)	$4,963	$4,781	4
Operating expenses	835	789	6	1,700	1,544	10
Provisions for benefits, claims, and credit losses	957	775	23	1,887	1,525	24
Income before taxes	639	885	(28)	1,376	1,712	(20)
Income taxes	131	317	(59)	383	614	(38)
Net income	508	568	(11)	993	1,098	(10)
Average assets (in billions of dollars)	$105	$94	12	$105	$93	13
Return on assets	1.94%	2.42%		1.91%	2.38%

Consumer Finance – which provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses – reported net income of $508 million and $993 million in the 2003 second quarter and six months, respectively, down $60 million or 11% and $105 million or 10% from the 2002 periods, principally reflecting a decline in International Consumer Finance resulting from continued weakness in Japan that was partially offset by the acquisition of GSB in North America. International results in the 2003 second quarter also included a $94 million release of a tax reserve related to a settlement with tax authorities which increased income in Japan.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In billions of dollars	2003	2002		2003	2002
Average loans
Real estate-secured loans	$51.7	$47.3	9	$51.4	$46.9	10
Personal	22.2	21.4	4	22.4	20.8	8
Auto	11.1	7.9	41	11.0	7.7	43
Sales finance and other	4.8	4.1	17	4.5	3.6	25
Total average loans	$89.8	$80.7	11	$89.3	$79.0	13

As shown in the preceding table, average loans grew 11% compared to the 2002 second quarter resulting from acquisitions, growth in real-estate secured loans, the impact of funding auto loan volumes internally and strengthening currencies in the international markets. Growth in real estate-secured loans mainly reflected the continued cross-selling of products through Primerica as well as portfolio acquisitions in North America and growth in the U.K. Average auto loans for the 2003 second quarter increased $3.2 billion or 41% from 2002, primarily resulting from the addition of $2.0 billion from the acquisition of GSB, as well as a shift in funding policy to fund business volumes internally. In Japan, average loans in the 2003 second quarter declined 3% from the prior-year quarter, as the benefit of foreign currency translation was offset by the impact of charge-offs, reduced loan demand and higher pay-downs.

As shown in the following table, the average net interest margin of 9.99% in the 2003 second quarter declined 83 basis points from the 2002 second quarter, reflecting compression in both North America and the international markets, particularly in Japan. In North America, the average net interest margin was 8.36% in the 2003 second quarter, decreasing 9 basis points from the prior-year quarter as the benefit of lower cost of funds was more than offset by lower yields, reflecting the lower interest rate environment and the continued shift to higher-quality credits. The average net interest margin for International Consumer Finance was 15.40% in the 2003 second quarter, declining 277 basis points from the prior-year quarter, primarily driven by Japan.  The compression of net interest margin in Japan reflected a decline in higher-yielding personal loans combined with a change in the treatment of adjustments and refunds of interest and continued high levels of non-performing loans.  Beginning in the second quarter of 2003, adjustments and refunds of interest charged to customer accounts are accounted for as reduction of net interest margin whereas, in prior periods, such amounts were treated as credit costs.  The net interest margin decline in Japan was offset, in part, by margin expansion in Europe which experienced increased yields as well as favorable funding.

	Three Months Ended June 30,		% Change
	2003	2002
Average Net Interest Margin
North America	8.36%	8.45%	(9	)bps
International	15.40%	18.17%	(277	)bps
Total	9.99%	10.82%	(83	)bps

Revenues, net of interest expense, of $2.431 billion and $4.963 billion in the 2003 second quarter and six months, respectively, declined $18 million or 1% from the prior-year quarter and increased $182 million or 4% from the prior-year six months.  Revenue in North America increased 7% from both the second quarter and six months of 2002 and was primarily driven by growth in receivables that included the addition of the GSB auto portfolio, partially offset by declines in insurance revenue and net interest margin. Revenue in International Consumer finance declined $125 million or 13% and $34 million or 2% from the 2002 periods mainly due to lower volumes and spreads in Japan partially offset by growth in EMEA and Asia, the benefit of foreign currency translation and, in the six-month comparison, the impact of acquisitions in Japan.

Operating expenses of $835 million and $1.700 billion in the 2003 second quarter and six months, respectively, increased $46 million or 6% and $156 million or 10% from the prior-year periods. Operating expenses in North America increased $52 million or 11% and $98 million or 10%, respectively, from the prior-year periods, primarily due to increased volumes, including the acquisition of GSB, and increased credit and collection costs. Operating expenses for International Consumer Finance declined 2% from the prior-year quarter and increased 10% from the prior-year six months. The decline from the prior-year quarter reflected expense savings from branch closings and headcount reductions in Japan, partially offset by the impact of foreign currency translation, additional costs in Japan attributable to actions taken to restructure the business in response to the continued challenging business environment and, in the six-month comparison, the addition of Taihei and Marufuku.

The provisions for benefits, claims, and credit losses were $957 million in the 2003 second quarter, up from $930 million in the 2003 first quarter and $775 million in the prior-year second quarter primarily reflecting increases in the provision for credit losses in Japan, due to deteriorating credit conditions, and in North America, resulting from growth in the portfolio, including the impact of acquisitions. Net credit losses and the related loss ratio were $897 million and 4.01% in the 2003 second quarter, compared to $855 million and 3.91% in the 2003 first quarter and $724 million and 3.60% in the 2002 second quarter. In North America, the net credit loss ratio of 2.98% in the 2003 second quarter was down from 3.06% in the 2003 first quarter and 3.10% in the 2002 second quarter.  The net credit loss ratio for International Consumer Finance was 7.43% in the 2003 second quarter, up from 6.69% in the 2003 first quarter and 5.16% in the 2002 second quarter, primarily due to conditions in Japan, including increased bankruptcy losses and deteriorating credit quality.  The net credit loss ratio for International Consumer Finance in the 2003 second quarter was reduced by 62 basis points as a result of the change in treatment of adjustments and refunds as discussed above.  Loans delinquent 90 days or more were $2.182 billion or 2.41% of loans at June 30, 2003, compared to $2.183 billion or 2.45% at March 31, 2003 and $2.166 billion or 2.62% a year ago. The decrease in the delinquency ratio versus the prior year and prior quarter was mainly due to improvements in North America.

In Japan, net credit losses and the related loss ratio are expected to increase from the 2003 second quarter as a result of economic conditions and credit performance of the unsecured loan portfolio, including increased bankruptcy filings. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page 34.

Retail Banking

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In millions of dollars	2003	2002		2003	2002
Revenues, net of interest expense	$4,243	$3,409	24	$8,204	$6,932	18
Operating expenses	2,241	1,910	17	4,343	3,852	13
Provisions for benefits, claims, and credit losses	429	485	(12)	848	1,020	(17)
Income before taxes and minority interest	1,573	1,014	55	3,013	2,060	46
Income taxes	513	360	43	961	734	31
Minority interest, after-tax	11	9	22	29	19	53
Net income	$1,049	$645	63	$2,023	$1,307	55
Average assets (in billions of dollars)	$230	$179	28	$229	$178	29
Return on assets	1.83%	1.45%		1.78%	1.48%

Retail Banking — which delivers banking, lending, including leasing and equipment financing, investment and insurance services to customers through retail branches, electronic delivery systems and the network of Primerica independent agents — reported net income of $1.049 billion and $2.023 billion in the 2003 second quarter and six months, respectively, up $404 million or 63% and $716 million or 55% from the 2002 periods. The increase in Retail Banking was driven by growth in North America of $307 million or 67% and $543 million or 60% in the 2003 second quarter and six months, respectively, primarily due to the acquisition of GSB, organic revenue growth and improved credit costs. Net income in International Retail Banking increased $97 million or 52% and $173 million or 43% in the 2003 second quarter and six months, respectively, reflecting growth in Asia, as well as an increase in Latin America due to charges taken in the prior-year periods related to Argentina.

As shown in the following table, Retail Banking grew average loans and customer deposits compared to 2002. The growth in North America primarily reflected the acquisition of GSB, partially offset by the negative impact of foreign currency translation in Mexico and the run-off of non-core portfolios in CitiCapital. North America also experienced organic growth in customer deposits in Citibanking North America and in average loans in Consumer Assets, primarily due to increased mortgages and student loans. In the international markets, average customer deposits grew 7% from the prior-year quarter driven by the impact of foreign currency translation and growth in Japan. International Retail Banking average loans increased 2% from the prior-year quarter as the impact of foreign currency translation and growth in installment loans in Germany were partially offset by the 2002 third quarter sale of the mortgage portfolio in Japan. Growth in both loans and customer deposits was negatively impacted by volume declines in Latin America.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In billions of dollars	2003	2002		2003	2002
Average customer deposits
North America	$112.9	$87.4	29	$112.4	$88.4	27
International	84.3	79.1	7	82.9	78.1	6
Total average customer deposits	$197.2	$166.5	18	$195.3	$166.5	17

Average loans
North America	$122.1	$91.4	34	$123.4	$91.6	35
International	35.6	34.8	2	35.2	34.3	3
Total average loans	$157.7	$126.2	25	$158.6	$125.9	26

Revenues, net of interest expense, of $4.243 billion and $8.204 billion in the 2003 second quarter and six months, respectively, increased $834 million or 24% and $1.272 billion or 18% from the 2002 periods. The growth in revenues reflected increases across all regions. Revenues in North America increased $534 million or 22% and $917 million or 19% in the 2003 second quarter and six months, respectively, driven by the acquisition of GSB and growth in Consumer Assets and Mexico. Excluding the acquisition of GSB, growth in North America, excluding Mexico, was driven by higher mortgage securitization income and the benefit of increased loan and deposit volumes, partially offset by lower net funding and positioning spreads in Citibanking North America and lower revenue in CitiCapital resulting from the run-off of non-core portfolios.  In Mexico, revenues benefited from revised estimates of reserves related to certain investments and increased deposit volumes and spreads and were negatively impacted by foreign currency translation.  North America Retail Banking revenue also benefited from growth in Primerica, which experienced volume-related growth in insurance premiums.  International Retail Banking revenues increased $300 million or 32% and $355 million or 17% in the 2003 second quarter and six months, respectively, reflecting strengthening currencies, growth in Asia and EMEA, and improvement in Latin America. Excluding the impact of foreign currency translation, increased loan volumes, mainly in Germany, drove growth in EMEA, while Asia benefited from strong investment and insurance products sales.  The improvement in Latin America was due to events in Argentina including lower losses and reserves related to Amparos and government-mandated inflation indexed interest accruals. These improvements were partially offset in the six-month comparison by a benefit in the prior year resulting from a change in the allocation of re-denomination losses among products based on the pesification decree issued by the Argentine government in February 2002.

Operating expenses in the 2003 second quarter and six months increased $331 million or 17% and $491 million or 13%, respectively, from the comparable 2002 periods. In North America, growth of $243 million or 19% and $331 million or 12% from the 2002 second quarter and six months, respectively, was primarily due to the addition of GSB and volume-related increases in Consumer Assets, partially offset by the impact of foreign currency translation in Mexico.  International Retail Banking operating expenses increased $88 million or 15% and $160 million or 13% from the 2003 second quarter and six months, respectively, mainly reflecting the impact of foreign currency translation, volume-related increases, costs (including severance) attributable to business repositioning in Latin America and, in the six-month comparison, costs associated with the consolidation of certain back office operations in Europe.

The provisions for benefits, claims, and credit losses were $429 million and $848 million in the 2003 second quarter and six months, down from $485 million and $1.020 billion in the prior-year periods, reflecting a lower provision for credit losses. The decline in the provision for credit loss from the prior-year second quarter was primarily due to lower credit costs in CitiCapital and Mexico, partially offset by the impact of foreign currency translation and an addition to the allowance for credit losses in Germany. The six-month comparison also reflected a $101 million addition to the allowance for credit losses in the first quarter of 2002 related to Argentina. Net credit losses (excluding Commercial Markets) were $165 million and the related loss ratio was 0.58% in the 2003 second quarter, compared to $120 million and 0.42% in the 2003 first quarter and $172 million and 0.79% in the prior-year second quarter.  The increase in credit losses from the 2003 first quarter was mainly driven by higher bankruptcies in Germany. The decrease in the net credit loss ratio from the prior-year second quarter was primarily due to a reduction of losses in Argentina, higher recoveries in Mexico, and the addition of the GSB portfolio which is predominantly real estate secured loans. Commercial Markets net credit losses were $139 million and the related loss ratio was 1.30% in the 2003 second quarter, compared to $179 million and 1.65% in the 2003 first quarter and $250 million and 2.55% in the prior-year second quarter.  The decline from the 2003 first quarter and 2002 second quarter reflected improvement in CitiCapital, Mexico and Citibanking North America.

Loans delinquent 90 days or more (excluding Commercial Markets) were $3.706 billion or 3.29% of loans at June 30, 2003, compared to $3.644 billion or 3.18% at March 31, 2003, and $3.037 billion or 3.46% a year ago. Compared to a year ago, the increase in delinquent loans was primarily due to increases in Consumer Assets and Germany, including the impact of foreign currency translation, and was partially offset by declines in Mexico and Asia, mainly in Taiwan. The increase in Consumer Assets reflected the addition of GSB and a higher level of buy backs from GNMA pools where credit risk is maintained by government agencies. The decline in Mexico reflected improvement in the mortgage portfolio as well as the impact of foreign currency translation.

Cash-basis loans in Commercial Markets were $1.165 billion or 2.76% of loans at June 30, 2003, $1.250 billion or 2.88% at March 31, 2003, and $1.161 billion or 2.95% at June 30, 2002.  Cash-basis loans were essentially unchanged from the prior year and improved slightly from the prior quarter as improved credit and the impact of foreign currency translation in Mexico were essentially offset by increases in CitiCapital where the business continues to work through the liquidation of non-core portfolios.

Average assets of $230 billion and $229 billion in the 2003 second quarter and six months, respectively, increased $51 billion from both comparable 2002 periods. The increase in average assets primarily reflected the acquisition of GSB, growth in mortgages and student loans in Consumer Assets, and the impact of foreign currency translation in EMEA.

Other Consumer

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2003	2002	2003	2002
Revenues, net of interest expense	$77	$134	$158	$184
Operating expenses	125	117	228	200
Income (loss) before tax benefits	(48)	17	(70)	(16)
Income taxes (benefits)	(17)	6	(23)	(7)
Net income (loss)	$(31)	$11	$(47)	$(9)

Other Consumer — which includes certain treasury and other unallocated staff functions, global marketing and other programs — reported losses of $31 million and $47 million for the 2003 second quarter and six months, respectively, compared to income of $11 million in the 2002 second quarter and a loss of $9 million in the 2002 six months.  Income in the 2002 second quarter reflected a $40 million pre-tax release of a reserve related to unused travelers checks in a non-core business.

GLOBAL CORPORATE AND INVESTMENT BANK

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
In millions of dollars	2003	2002	Change	2003	2002	Change
Revenues, net of interest expense	$5,429	$5,077	7	$10,512	$10,213	3
Operating expenses	3,186	2,816	13	6,136	5,695	8
Provision for credit losses	298	265	12	414	833	(50)
Income before taxes and minority interest	1,945	1,996	(3)	3,962	3,685	8
Income taxes	593	673	(12)	1,206	1,234	(2)
Minority interest, after-tax	12	5	NM	17	8	NM
Net income	$1,340	$1,318	2	$2,739	$2,443	12

NM   Not meaningful

Global Corporate and Investment Bank (GCIB) serves corporations, financial institutions, governments, investors and other participants in capital markets throughout the world and consists of Capital Markets and Banking and Transaction Services. The primary businesses in Capital Markets and Banking include Fixed Income, Equities, Investment Banking, Sales & Trading (which mainly operates in Asia, Latin America, EMEA and Mexico) and Lending.

GCIB net income of $1.340 billion and $2.739 billion in the 2003 second quarter and six months was up $22 million or 2% from the 2002 second quarter, and up $296 million or 12% from the 2002 six months, respectively.  The 2003 second quarter reflects net income growth from the comparable 2002 quarter of $27 million or 2% in Capital Markets and Banking, offset by a decrease of $29 million or 13% in Transaction Services.  The 2003 six months reflects net income growth of $162 million or 7% in Capital Markets and Banking and $79 million or 26% in Transaction Services.  Other Corporate reported net losses of $10 million and $2 million in the 2003 second quarter and six months, respectively, compared with net losses of $34 million and $57 million in the comparable prior-year periods.

The increase in Capital Markets and Banking net income in the 2003 second quarter primarily reflects increases in Fixed Income, partially offset by losses in credit derivatives (which serve as an economic hedge for the loan portfolio) as credit spreads tightened, as well as lower Equities and Investment Banking.  The increase in the 2003 six months also reflects a lower provision for credit losses.  The decrease in Transaction Services net income in the 2003 second quarter reflects lower gains from the sale of equity investments, as well as the continued decline in market capitalizations and interest rates, and a lower level of IPO and debt issuance activity as compared to the prior year, partially offset by gains on early termination of intracompany deposits (which were offset in Capital Markets and Banking).  The increase in the 2003 six months is primarily due to gains on early termination of intracompany deposits (which were offset in Capital Markets and Banking), a lower provision for credit losses and the impact of expense control initiatives.  The decrease in Other Corporate net losses in 2003 is primarily attributable to lower GCIB segment eliminations.

The businesses of GCIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in over 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.  Credit costs are expected to improve compared to 2002 levels despite continued weak global economic conditions.  This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See “Forward-Looking Statements” on page 34.

GCIB Net Income – Regional View

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In millions of dollars	2003	2002		2003	2002
North America (excluding Mexico)	$552	$602	(8)	$1,191	$1,276	(7)
Mexico	84	110	(24)	204	304	(33)
EMEA	346	226	53	603	371	63
Japan	5	(3)	NM	37	20	85
Asia (excluding Japan)	188	200	(6)	367	393	(7)
Latin America	165	183	(10)	337	79	NM
Total Net Income	$1,340	$1,318	2	$2,739	$2,443	12

NM   Not meaningful

GCIB net income increased in the 2003 second quarter and six months primarily due to an increase in EMEA and Latin America (in the six months), partially offset by decreases in Mexico and North America.  EMEA net income increased $120 million in the 2003 second quarter and $232 million in the 2003 six months primarily due to improved business volumes and increases in Fixed Income.

The increase in Latin America of $258 million in the 2003 six months was mainly due to prior-year charges in Argentina.  North America (excluding Mexico) decreased $50 million in the 2003 second quarter and $85 million in the 2003 six months primarily reflecting lower deal volume, tighter trading spreads in equity products and losses in the credit derivative economic hedge program in the 2003 second quarter, partially offset by increases in Fixed Income.  Mexico net income decreased $26 million in the 2003 second quarter due to a higher provision for credit losses, and decreased $100 million in the 2003 six months primarily due to strong 2002 trading revenues.

Capital Markets and Banking

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
In millions of dollars	2003	2002	Change	2003	2002	Change
Revenues, net of interest expense	$4,531	$4,219	7	$8,711	$8,597	1
Operating expenses	2,546	2,222	15	4,900	4,497	9
Provision for credit losses	286	262	9	393	761	(48)
Income before taxes and minority interest	1,699	1,735	(2)	3,418	3,339	2
Income taxes	524	596	(12)	1,044	1,139	(8)
Minority interest, after-tax	12	3	NM	17	5	NM
Net income	$1,163	$1,136	2	$2,357	$2,195	7

NM   Not meaningful

Capital Markets and Banking delivers a full range of global financial services and products including investment banking, institutional brokerage, advisory services, foreign exchange, structured products, derivatives and loans.

Capital Markets and Banking net income of $1.163 billion in the 2003 second quarter increased $27 million or 2% from 2002, primarily due to increases in Fixed Income.  Net income was $2.357 billion in the 2003 six months, up $162 million or 7% from 2002, primarily due to a lower provision for credit losses and increases in Fixed Income. The 2002 six months were negatively impacted by Latin America, primarily Argentina.

Revenues, net of interest expense, of $4.531 billion and $8.711 billion in the 2003 second quarter and six months increased $312 million or 7% from the 2002 second quarter and  $114 million or 1% from the 2002 six months, respectively.  Revenue growth in the 2003 periods was driven by Fixed Income trading and originations, as companies have continued to take advantage of the low interest rate environment, partially offset by declines in Advisory and Equities.  The increase in Fixed Income was partially offset by losses in credit derivatives (which serve as an economic hedge for the loan portfolio) as credit spreads tightened.  The declines in Equities primarily reflects lower derivatives and lower listed and NASDAQ trading revenues, partially offset by higher underwriting volumes.  The increase in the 2003 six months also reflects redenomination losses in Argentina in the prior-year period.

Operating expenses of $2.546 billion and $4.900 billion in the 2003 second quarter and six months increased $324 million or 15% from the 2002 second quarter and $403 million or 9% from the 2002 six months, respectively.  The increase in operating expenses in 2003 reflects increased incentive compensation expense primarily related to Fixed Income performance, costs associated with the repositioning of the Company’s business in Latin America, primarily severance-related and higher legal fees.

The provision for credit losses was $286 million in the 2003 second quarter, an increase of $24 million from the prior-year quarter, primarily reflecting deterioration in power and energy industry exposures.  The provision for credit losses of $393 million in the 2003 six months decreased $368 million from the 2002 six months, primarily reflecting prior-year provisions for Argentina and the telecommunications industry.

Cash-basis loans were $3.691 billion at June 30, 2003, $3.543 billion at March 31, 2003, $3.423 billion at December 31, 2002, and $3.201 billion at June 30, 2002.  Cash-basis loans increased $490 million from June 30, 2002, primarily due to increases in the power and energy industry, as well as corporate borrowers in Brazil, Hong Kong, Australia, Mexico and Singapore.  Cash-basis loans increased $148 million from March 31, 2003, primarily reflecting increases in the power and energy industry, as well as corporate borrowers in Singapore, Australia and Brazil.

Transaction Services

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In millions of dollars	2003	2002		2003	2002
Revenues, net of interest expense	$908	$962	(6)	$1,821	$1,819	—
Operating expenses	634	630	1	1,259	1,283	(2)
Provision for credit losses	12	3	NM	21	72	(71)
Income before taxes and minority interest	262	329	(20)	541	464	17
Income taxes	75	111	(32)	157	156	1
Minority interest, after-tax	—	2	(100)	—	3	(100)
Net income	$187	$216	(13)	$384	$305	26

NM   Not meaningful

Transaction Services – which provides cash management, trade finance, custody, clearing and depository services globally – reported net income of $187 million in the 2003 second quarter, down $29 million or 13% from the 2002 second quarter.  The decrease in the 2003 second quarter reflects lower gains from the sale of equity investments, as well as lower fees on assets under custody, a decline in interest rates and a lower level of issuance activity as compared to the prior year, partially offset by gains on early termination of intracompany deposits (which were offset in Capital Markets and Banking).  Net income in the 2003 six months increased $79 million or 26% from 2002, primarily due to gains on early termination of intracompany deposits (which were offset in Capital Markets and Banking), lower provision for credit losses and the impact of expense control initiatives.

As shown in the following table, average liability balances of $96 billion grew 14% compared to the 2002 second quarter primarily due to increases in Europe and Asia.  Assets under custody reached $5.6 trillion, a 4% increase compared to the prior year.

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	% Change
Liability balances (average in billions)	$96	$84	14
Assets under custody (EOP in trillions)	5.6	5.4	4

Revenues, net of interest expense, of $908 million in the 2003 second quarter decreased $54 million or 6% from the 2002 second quarter, due to lower gains from the sale of equity investments, lower interest rates versus 2002, a decline in market capitalizations, and lower issuance activity.  Revenues, net of interest expense, of $1.821 billion in the 2003 six months were essentially unchanged from the 2002 six months, as declines in the 2003 second quarter were offset by gains on the early termination of intracompany deposits (which were offset in Capital Markets and Banking) and a benefit from foreign exchange currency translation in the 2003 six-month period.

Operating expenses of $634 million in the 2003 second quarter were held to a $4 million or 1% increase, primarily reflecting costs associated with the repositioning of the Company’s business in Latin America, primarily severance-related, partially offset by staff reductions and continued efficiency gains.  Operating expenses of $1.259 billion in the 2003 six months decreased $24 million or 2% from the 2002 six months, primarily reflecting expense control initiatives, including prior-period staff reductions, reduced technology spending and absence of asset write-offs, as well as operational efficiency improvements resulting from prior-year investments in Internet initiatives.

The provision for credit losses of $12 million in the 2003 second quarter increased by $9 million from the 2002 second quarter reflecting higher trade write-offs in Latin America. The provision for credit losses of $21 million in the 2003 six months decreased by $51 million from the 2002 six months, primarily reflecting prior-year write-offs in Argentina, partially offset by 2003 provisions in Brazil.

Cash-basis loans, which in the Transaction Services business are primarily trade finance receivables, were $513 million at June 30, 2003, $539 million at March 31, 2003, $572 million at December 31, 2002 and $639 million at June 30, 2002.  Cash-basis loans were down $26 million from March 31, 2003 and $126 million from June 30, 2002, primarily due to trade finance receivables in Argentina.

Other Corporate

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2003	2002	2003	2002
Revenues, net of interest expense	$(10)	$(104)	$(20)	$(203)
Operating expenses	6	(36)	(23)	(85)
Income (loss) before taxes	(16)	(68)	3	(118)
Income taxes (benefits)	(6)	(34)	5	(61)
Net (loss)	$(10)	$(34)	$(2)	$(57)

Other Corporate – which includes intra-GCIB segment eliminations, certain one-time non-recurring items and tax amounts not allocated to GCIB products – reported a net loss of $10 million and $2 million for the 2003 second quarter and six months, respectively, compared to a net loss of $34 million and $57 million in the 2002 second quarter and six months.  The decrease in Other Corporate net losses in 2003 is primarily attributable to lower GCIB segment eliminations, which impacted revenues and operating expenses.

PRIVATE CLIENT SERVICES

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In millions of dollars	2003	2002		2003	2002
Revenues, net of interest expense	$1,449	$1,551	(7)	$2,776	$3,058	(9)
Operating expenses	1,156	1,198	(4)	2,228	2,363	(6)
Provision for credit losses	—	2	NM	1	2	(50)
Income before taxes	293	351	(17)	547	693	(21)
Income taxes	112	128	(13)	209	253	(17)
Net income	$181	$223	(19)	$338	$440	(23)

NM   Not meaningful

Private Client Services provides investment advice, financial planning and brokerage services, primarily through the network of Smith Barney Financial Consultants.  In addition, Private Client Services provides independent client-focused research to individuals and institutions around the world.

Private Client Services net income was $181 million in the 2003 second quarter and $338 million in the 2003 six months, down $42 million or 19% and $102 million or 23%, respectively, from the comparable 2002 periods. The second quarter decline compared to 2002 primarily reflects lower asset-based fee revenue, a decline in net interest revenue from securities-based lending, partially offset by an increase in transaction volumes, lower production-related compensation, and the impact of continued expense control initiatives. The decline compared to the 2002 six months was primarily due to lower asset-based fee revenue along with lower transactional volumes.

Revenues, net of interest expense, of $1.449 billion in the 2003 second quarter and $2.776 billion in the 2003 six months decreased $102 million or 7% and $282 million or 9%, respectively. The decline compared to the 2002 second quarter primarily reflects declines in fees from managed accounts, lower net interest revenue on security-based lending, partially offset by higher commissions and other transactional revenue. The decline compared to the 2002 six months was primarily due to lower asset-based fee revenue along with lower transactional volumes.

Total assets under fee-based management were $182 billion as of June 30, 2003, up $11 billion or 6% from the prior-year quarter, primarily due to an increase in market values and positive net flows.  Total client assets, including assets under fee-based management, of $959 billion at June 30, 2003, an increase of $27 billion or 3% compared to the prior-year quarter principally due to market appreciation and positive net flows.  Net flows were $9 billion in the 2003 second quarter, maintaining the same level as the prior-year period.  Private Client Services had 12,317 financial consultants as of June 30, 2003, compared with 12,808 as of June 30, 2002. Annualized revenue per financial consultant of $467 thousand declined 3% from the prior-year quarter.

Operating expenses of $1.156 billion in the 2003 second quarter and $2.228 billion in the 2003 six months, decreased $42 million or 4% and $135 million or 6%, respectively, primarily reflecting lower production-related compensation resulting from a decline in revenue combined with the impact of expense control initiatives.  The majority of expenses for Global Equity Research are allocated to the Global Equities business within GCIB and Private Client Services businesses.

In billions of dollars	June 30, 2003	June 30, 2002	% Change
Consulting Group and Internally Managed Accounts	$121	$116	4
Financial Consultant Managed Accounts	61	55	11
Total Assets under Fee-Based Management	$182	$171	6

Total Client Assets (1)	$959	$932	3

Annualized Revenue per Financial Consultant (in thousands of dollars)	$467	$482	(3)

(1)          Includes certain assets managed jointly with Citigroup Asset Management.

GLOBAL INVESTMENT MANAGEMENT

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
In millions of dollars	2003	2002	Change	2003	2002	Change
Revenues, net of interest expense	$2,094	$1,937	8	$4,088	$3,848	6
Operating expenses	759	671	13	1,467	1,338	10
Provisions for benefits, claims and credit losses	724	735	(1)	1,408	1,357	4
Income before taxes and minority interest	611	531	15	1,213	1,153	5
Income taxes	178	159	12	314	357	(12)
Minority interest, after-tax	1	1	—	1	1	—
Net income	$432	$371	16	$898	$795	13

Global Investment Management is comprised of Life Insurance and Annuities, Private Bank and Asset Management.  These businesses offer a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high-net-worth and retail clients.

Global Investment Management net income of $432 million in the 2003 second quarter and $898 million in the 2003 six months increased $61 million or 16% and $103 million or 13% from the comparable 2002 periods.  Life Insurance and Annuities net income of $190 million in the 2003 second quarter and $426 million in the 2003 six months, which includes realized insurance investment portfolio gains/(losses), increased $53 million or 39% and $75 million or 21% from the comparable 2002 periods.  The increase in income of $53 million in the 2003 second quarter primarily resulted from lower net realized insurance investment portfolio losses of $117 million, partially offset by lower TLA results of $32 million and lower IIM results of $32 million.  The lower net realized insurance investment portfolio losses primarily resulted from the absence of 2002 second quarter impairments related to WorldCom of $128 million.  The decline in TLA primarily resulted from higher Deferred Acquisition Cost (DAC) amortization and reduced investment yields, partially offset by increased business volumes.  The decline in IIM primarily resulted from the absence of a 2002 second quarter Amparos reserve release in Latin America, and lower results in Mexico and Asia.

The increase in income of $75 million in the 2003 six-month period reflects lower net realized insurance investment portfolio losses of $105 million, partially offset by lower IIM results of $21 million and lower TLA results of $9 million.  The decline in realized losses primarily related to the 2002 second quarter WorldCom impairments, while the lower IIM results primarily related to declines in Latin America. The 2003 six-month period included a $39 million tax benefit related to an adjustment to the Dividend Received Deduction (DRD) in TLA.

Private Bank net income was $138 million in the 2003 second quarter and $263 million in the 2003 six months, up $25 million or 22% and $39 million or 17% from the comparable 2002 periods, primarily resulting from increased client trading and lending revenues, partially offset by increased expenses including higher employee-related costs.  Asset Management net income was $104 million in the 2003 second quarter and $209 million in the 2003 six months, a decline of $17 million or 14% and $11 million or 5% from the comparable 2002 periods.  The decrease in net income in Asset Management primarily reflects the impact of negative market action and reduced fee revenues, partially offset by the cumulative impact of positive net flows and lower expenses.

Global Investment Management Net Income - Regional View

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In millions of dollars	2003	2002		2003	2002
North America (excluding Mexico)	$299	$218	37	$650	$570	14
Mexico	69	70	(1)	134	118	14
EMEA	2	8	(75)	(1)	4	NM
Japan	20	16	25	37	31	19
Asia (excluding Japan)	37	28	32	67	55	22
Latin America	5	31	(84)	11	17	(35)
Total Net Income	$432	$371	16	$898	$795	13

NM   Not meaningful

Global Investment Management net income increased $61 million in the 2003 second quarter and $103 million in the 2003 six months from the comparable 2002 periods.  The $61 million increase in the 2003 second quarter was primarily driven by increases in North America of $81 million and Asia of $9 million, partially offset by a decrease in Latin America of $26 million.  The $81 million increase in North America primarily reflects lower net realized insurance investment portfolio losses of $117 million, which included 2002 second quarter WorldCom impairments of $128 million, partially offset by the decline in TLA of $32 million.  The increase in Asia of $9 million primarily reflects increased Private Bank client trading revenues, while the decrease in Latin America of $26 million primarily reflects the absence of the 2002 Amparos reserve release.

The $103 million increase in the 2003 six-month period primarily reflects increases in North America of $80 million, Mexico of $16 million and Asia of $12 million.  The $80 million increase in North America reflects lower realized insurance portfolio losses of $105 million, partially offset by declines in Asset Management of $27 million and TLA of $9 million, both primarily resulting from weakness in capital markets.  The $16 million increase in Mexico’s net income and the $12 million increase in Asia, was primarily driven by a $12 million and $8 million increase, respectively, in the Private Bank, primarily resulting from higher client trading revenues.

LIFE INSURANCE AND ANNUITIES

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
In millions of dollars	2003	2002	Change	2003	2002	Change
Revenues, net of interest expense	$1,164	$1,034	13	$2,297	$2,052	12
Provision for benefits and claims	718	735	(2)	1,398	1,351	3
Operating expenses	184	112	64	363	204	78
Income before taxes	262	187	40	536	497	8
Income taxes	72	50	44	110	146	(25)
Net income	190	137	39	426	351	21
Less: realized insurance investment portfolio (gains)/losses, after-tax	1	118	(99)	3	108	(97)
Net income before realized investment portfolio gains/(losses) (1)	$191	$255	(25)	$429	$459	(7)

(1)          Net income from Continuing Operations before Realized Insurance Investment Portfolio Gains/(Losses) is a non-GAAP measure.  The Company believes that this presentation of income, which management uses internally to measure performance, is useful to investors because it enhances the understanding of ongoing operations and the underlying trends of the business.  The timing of realized insurance investment portfolio gains and losses can be significantly impacted by both discretionary and other economic factors and therefore management believes it is important to understand the impact of realized investment gains and losses in order to evaluate current operating trends.

Life Insurance and Annuities comprises Travelers Life and Annuity (TLA) and International Insurance Manufacturing (IIM). TLA offers individual annuity, group annuity, individual life insurance and Corporate Owned Life Insurance (COLI) products.  IIM provides annuities, credit, life, health, disability and other insurance products internationally, leveraging the existing distribution channels of the Consumer Finance, Retail Banking and Asset Management (retirement services) businesses.  IIM primarily has operations in Mexico, EMEA, Latin America, Asia and Japan.

Net income including realized insurance investment portfolio gains/(losses) was $190 million and $426 million in the 2003 second quarter and six month periods, respectively, an increase of $53 million or 39% and $75 million or 21% from the comparable periods of 2002. The $53 million increase from the 2002 second quarter reflects an increase of $85 million in TLA, partially offset by a decrease of $32 million in IIM. The $75 million increase from the 2002 six months reflects an increase of $96 million in TLA, partially offset by a decrease of $21 million in IIM.  TLA’s net income included net realized insurance investment portfolio losses of $1 million and $3 million in the 2003 second quarter and six-month periods, respectively, and $118 million and $108 million in the 2002 second quarter and six-month periods, respectively.  The decrease in net realized insurance investment portfolio losses versus the comparable 2002 periods primarily represents impairments relating to WorldCom investments taken in the 2002 second quarter of $128 million.

Net income before realized insurance investment portfolio gains/(losses) was $191 million and $429 million in the 2003 second quarter and six-month periods, respectively, and $255 million and $459 million in the 2002 second quarter and six-month periods, respectively.  TLA’s net income before realized insurance investment portfolio gains/(losses) was $174 million and $397 million in the 2003 second quarter and six-month periods, respectively, a decrease of $32 million or 16% and $9 million or 2% from the comparable 2002 periods.  The $32 million decrease in the 2003 second quarter resulted from higher Deferred Acquisition Cost (DAC) amortization of $15 million, the impact of reduced investment yields and the absence of prior-year one-time adjustments, partially offset by higher business volumes and fees.  The $9 million decrease in the six-month period reflects higher DAC amortization of $44 million and reduced investment yields, partially offset by a $39 million tax benefit related to an adjustment to the Dividend Received Deduction (DRD) and higher business volumes and fees.

IIM’s net income before realized insurance investment portfolio gains/(losses) of $17 million and $32 million in the 2003 second quarter and six months decreased $32 million or 65% and $21 million or 40% from the comparable 2002 periods. The $32 million decrease in the 2003 second quarter primarily resulted from lower Latin America results of $25 million, lower Asia results of $3 million and lower Mexico results of $3 million.  The Latin America decline primarily resulted from a 2002 second quarter Amparos reserve release.  The $21 million decline in the six-month period reflects lower Latin America results of $22 million, primarily resulting from 2002 first quarter one-time items, including the impact of a benefits and claims reserve release of $6 million and foreign exchange gains on U.S. dollar-denominated investments of $11 million.

TLA’s investment income was $648 million and $1.309 billion in the 2003 second quarter and six months, an increase of $10 million or 2% and $52 million or 4%, respectively, from the 2002 second quarter and six-month periods.  Investment yields continued to deteriorate in the 2003 second quarter and six-month periods to 6.42% and 6.60%, respectively, from already depressed 2002 levels of

7.12% in both prior-year periods.  Fixed income investments suffered from the lower rate environment and credit issues.  Equity investment returns increased in both the quarter and year-to-date periods compared to the comparable prior-year periods as a result of risk arbitrage activity.  The lower investment yields were more than offset by the impact of higher business volumes, which resulted in a larger invested asset base.

During the 2003 second quarter and six-month periods, Life Insurance and Annuities operating expenses of $184 million and $363 million increased $72 million or 64% and $159 million or 78%, respectively, from the comparable 2002 periods. TLA’s expenses increased $39 million and $97 million in the 2003 second quarter and six-month periods from the comparable 2002 periods, primarily resulting from a $23 million and $67 million increase in DAC amortization, respectively.  The six-month period variance included a one-time decrease in DAC amortization of $22 million in the 2002 first quarter related to changes in the underlying lapse and interest rate assumptions in the individual annuity business.  The remaining increase in DAC amortization expense was largely due to a higher amortization rate implemented in the 2002 fourth quarter resulting from the decrease in market values of individual annuity account balances.  IIM’s expenses increased $33 million and $62 million in the 2003 second quarter and six-month periods from the comparable 2002 periods, primarily relating to a change in the presentation of certain fee-sharing arrangements with various Global Consumer businesses.  This change in presentation increased both revenues and expenses by $26 million and $51 million in the 2003 second quarter and six-month periods, respectively.

Travelers Life and Annuity

The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues.  The following table shows net written premiums and deposits by product line:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In millions of dollars	2003	2002		2003	2002
Individual annuities
Fixed	$177	$400	(56)	$318	$776	(59)
Variable	960	1,119	(14)	1,771	2,255	(21)
Individual payout	12	12	—	32	26	23
Total individual annuities	1,149	1,531	(25)	2,121	3,057	(31)
GICs and other group annuities	1,361	2,350	(42)	3,472	3,875	(10)
Individual life insurance
Direct periodic premiums and deposits	185	177	5	394	410	(4)
Single premium deposits	81	72	13	130	148	(12)
Reinsurance	(34)	(28)	(21)	(64)	(54)	(19)
Total individual life insurance	232	221	5	460	504	(9)
Total	$2,742	$4,102	(33)	$6,053	7,436	(19)

Individual annuity net written premiums and deposits were $1.149 billion and $2.121 billion in the 2003 second quarter and six months, a decrease of 25% and 31%, respectively, from the comparable 2002 periods.  The decrease was driven by declines in fixed annuity sales due to competitive pressures and in variable annuity sales due to current equity market conditions.  Individual annuity account balances and benefit reserves were $30.7 billion at June 30, 2003, an increase of $1.5 billion or 5% from the 2002 second quarter.  The $1.5 billion increase reflects net sales of $1.3 billion, interest credited of $0.5 billion and increased market appreciation of $0.2 billion, including $2.1 billion in the 2003 second quarter, partially offset by benefits, fees and other items of $0.5 billion.  Net sales of $1.3 billion over the previous twelve months partially resulted from good in-force retention.

Group annuity net written premiums and deposits (excluding the Company’s employee pension plan deposits) were $1.361 billion and $3.472 billion in the 2003 second quarter and six months, a decrease of 42% and 10%, respectively, from the comparable 2002 periods. These decreases reflect lower variable Guaranteed Investment Contract (GIC) sales in both periods and decreased fixed GIC sales in the 2003 second quarter.  The decline in variable GICs primarily relates to market conditions, while the decline in fixed GICs in the 2003 second quarter primarily relates to the absence in 2003 of significant European Medium Term Note (EMTN) transactions. The 2003 second quarter and six month decreases in group annuity net written premiums and deposits were partially offset by strong structured settlement sales in both periods and an $800 million fixed GIC sale to a customer in the 2003 first quarter. Group annuity account balances and benefit reserves reached $23.6 billion in the 2003 second quarter, an increase of $1.1 billion or 5% from the 2002 second quarter, primarily reflecting the 2003 first quarter fixed GIC production and continued strong retention in all products.

Net written premiums and deposits for the life insurance business were $232 million and $460 million in the 2003 second quarter and six months, an increase of $11 million or 5% from the 2002 second quarter and a decrease of $44 million or 9% from the 2002 six months.  The $11 million increase in the 2003 second quarter related to higher single premium sales of $9 million and higher direct periodic premiums and deposits of $8 million partially offset by lower COLI deposits.  The $44 million decrease in the 2003 six month period primarily reflects weaker single premium sales of $18 million, lower direct periodic premiums and deposits of $16 million and lower COLI deposits.  Life insurance in force was $84.5 billion at June 30, 2003, up 6% from $79.6 billion at June 30, 2002.

Private Bank

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In millions of dollars	2003	2002		2003	2002
Revenues, net of interest expense	$519	$428	21	$980	$851	15
Operating expenses	311	261	19	586	518	13
Provision for credit losses	6	—	NM	10	6	67
Income before taxes	202	167	21	384	327	17
Income taxes	64	54	19	121	103	17
Net income	$138	$113	22	$263	$224	17
Average assets (in billions of dollars)	$38	$29	31	$36	$29	24
Return on assets	1.46%	1.56%		1.47%	1.56%
Client business volumes under management (in billions of dollars)	$180	$163	10	$180	$163	10

NM   Not meaningful

Private Bank provides personalized wealth management services for high-net-worth clients around the world.  Private Bank net income was $138 million in the 2003 second quarter and $263 million in the 2003 six months, up $25 million or 22% and $39 million or 17% from the 2002 periods, primarily reflecting increased client trading and lending activity, partially offset by higher incentive compensation expense associated with higher revenues, higher technology related costs and an increase in the provision for credit losses.

Client business volumes under management, which include custody accounts, assets under fee-based management, deposits, and loans, were $180 billion at the end of the 2003 second quarter, up $17 billion or 10% from $163 billion at the end of the 2002 second quarter.  The increase primarily reflects growth of $5 billion in other (principally custody) accounts and $4 billion in proprietary managed assets (collectively due to the inclusion of Banamex beginning August 2002, which added $8 billion to client business volumes as of June 30, 2003), and an increase of $5 billion in banking and fiduciary deposits and $5 billion in loans.

Revenues, net of interest expense, were $519 million in the 2003 second quarter and $980 million in the 2003 six months, up $91 million or 21% and $129 million or 15% from the respective 2002 periods.  The increases reflect higher client trading and lending activity in both the three- and six-month periods, partially offset by the absence of prior-year placement fees in the six-month period.  In the 2003 second quarter and six months, the increased revenues reflect continued favorable trends in North America (including Mexico), up $37 million or 20% and $60 million or 16%, respectively, from the comparable 2002 periods, primarily in lending and client trading activity.  International revenues increased $54 million or 22% from the 2002 second quarter and $69 million or 14% from the 2002 six months, primarily due to growth in Asia of $34 million or 44% and $38 million or 24% (client trading) and Japan of $17 million or 33% and $27 million or 27%, respectively (client trading).

Operating expenses of $311 million and $586 million in the 2003 second quarter and six months were up $50 million or 19% and $68 million or 13% from the respective 2002 periods, primarily reflecting increased incentive compensation associated with higher revenues, and increased technology related costs.  In the 2003 second quarter and six months, the increased expenses reflect the increase in revenues in North America (including Mexico), with expenses up $14 million or 16% and $24 million or 14%, respectively, from the comparable 2002 periods, driven by higher incentive compensation, severance and technology related costs.  International expenses increased $36 million or 21% from the 2002 second quarter and $44 million or 13% from the 2002 six months, primarily due to growth in Asia of $18 million or 40% and $25 million or 28%, respectively (employee related costs including incentive compensation), and Japan of $8 million or 28% and $15 million or 26%, respectively (incentive compensation).

The provision for credit losses was $6 million and $10 million in the 2003 second quarter and six months, up $6 million and $4 million from the respective 2002 periods.  The increase primarily reflects higher write-offs in Japan and an increase in the loan loss reserve in Mexico during the 2003 second quarter.  The 2003 six-month period was partially offset by lower write-offs in EMEA.  Net credit losses in the 2003 second quarter remained at a nominal level of 0.05% of average loans outstanding.  Loans 90 days or more past due as of June 30, 2003 were $140 million or 0.42% of total loans outstanding, compared with $193 million or 0.67% as of June 30, 2002.  The decline of $53 million primarily reflects decreases in EMEA.

Average assets of $38 billion in the 2003 second quarter increased $9 billion or 31% from $29 billion in the 2002 second quarter.  The increase from the prior-year period was primarily related to increased lending activity (higher mortgage financing and re-financing, tailored loans and margin lending) and the consolidation of a previously unconsolidated entity due to changes in the contractual relationship with this entity.

Asset Management

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In millions of dollars	2003	2002		2003	2002
Revenues, net of interest expense	$411	$475	(13)	$811	$945	(14)
Operating expenses	264	298	(11)	518	616	(16)
Income before taxes	147	177	(17)	293	329	(11)
Income taxes	42	55	(24)	83	108	(23)
Minority interest, after-tax	1	1	—	1	1	—
Net income	$104	$121	(14)	$209	$220	(5)
Assets under management (in billions of dollars) (1) (2)	$493	$440	12	$493	$440	12

(1)          Includes $31 billion and $28 billion in 2003 and 2002, respectively, for Private Bank clients.

(2)          Includes $40 billion in 2003 of Travelers Property and Casualty Corp. assets which Asset Management manages on a third-party basis following the spin-off.

Asset Management includes Citigroup Asset Management (CAM), Citigroup Alternative Investments (CAI) Institutional business, Banamex asset management and retirement services businesses and Citigroup’s other retirement services businesses in North America and Latin America. These businesses offer institutional, high-net-worth and retail clients a broad range of investment alternatives from investment centers located around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, alternative investments (including hedge funds, private equity and credit structures), variable annuities through affiliated and third-party insurance companies and pension administration services.

Net income of $104 million and $209 million in the 2003 second quarter and six months was down $17 million or 14% and $11 million or 5% from the respective 2002 periods, primarily reflecting the impact of negative market action and reduced fee revenues due to changes in product mix and revenue sharing arrangements with internal Citigroup distributors.  Partially offsetting these decreases was the cumulative impact of positive net flows and continued expense management.  The 2003 second quarter and six-month period decline includes the absence of prior-year charges related to Argentina.

Assets under management for the 2003 second quarter were $493 billion, an increase of $53 billion or 12% from the 2002 second quarter.  The increase primarily reflects the addition of $40 billion in assets from Travelers Property and Casualty Corp. (TPC) which Asset Management manages on a third-party basis following the August 20, 2002 distribution, positive net flows (excluding U.S. Retail Money Market funds) of $12 billion, positive market action of $5 billion in CAM and an increase in the CAI Institutional business of $3 billion. These increases were partially offset by net outflows of U.S. Retail Money Market funds of $8 billion, which includes the transfer of assets to the Smith Barney Bank Deposit Program. Retail/Private Bank client assets were $217 billion as of June 30, 2003, down 2% compared to the prior-year period, primarily due to net outflows of U.S. Retail Money Market funds, partially offset by positive net flows. Institutional client assets of $173 billion as of June 30, 2003 were up 7% compared to the prior- year period, reflecting long-term product flows and the impact of positive market action.  Retirement Services assets were $12 billion as of June 30, 2003, up $2 billion or 21% from the prior-year period.  Other assets under management of $91 billion as of June 30, 2003 were up $43 billion from the prior-year period, primarily reflecting the $40 billion of TPC’s assets.

Sales of proprietary mutual funds and managed account products at Private Client Services in the 2003 second quarter and six months declined 38% and 43% from the respective 2002 periods to $4.0 billion and $7.7 billion.  The decreases were primarily driven by weakness in equity markets and declines in managed account products, and represented 26% and 29% of Private Client Services’ retail channel sales in the 2003 second quarter and six months, respectively.  Sales of mutual and money funds through Global Consumer’s banking network (excluding Mexico) in the 2003 second quarter and six months decreased 7% and 11% from the respective 2002 periods to $2.1 billion and $4.0 billion. These sales through Global Consumer’s banking network (excluding Mexico) represented 33% and 34% of total sales, including $1.3 billion and $2.5 billion in International and $0.8 billion and $1.5 billion in the U.S. in the 2003 second quarter and six months, respectively.  Of the $0.8 billion in the 2003 second quarter, Primerica sold $0.5 billion of proprietary U.S. mutual and money funds, representing 73% of Primerica’s total fund sales, compared to 74% in the prior-year period.  Of the $1.5 billion in the 2003 six months, Primerica sold $0.9 billion of proprietary U.S. mutual and money funds, representing 73% of Primerica’s total fund sales, compared to 72% in the prior-year period.  Institutional long-term product sales of $10.0 billion in the 2003 second quarter increased 31% from the prior-year period primarily due to increased sales through a Japanese sub-advisor and market conditions, and include $7.2 billion of sales to GCIB clients.  Institutional long-term product sales of $15.7 billion in the 2003 six months was flat to the prior-year period, and includes $11.2 billion of sales to GCIB clients.

Revenues, net of interest expense, of $411 million and $811 million in the 2003 second quarter and six months decreased $64 million or 13% and $134 million or 14% from the respective 2002 periods.  The decrease was primarily due to the impact of negative market action, reduced fee revenues, the impact of increased insurance costs on fees earned in a Latin America Retirement Services business and the impact of outflows of U.S. Retail Money Market funds, partially offset by the cumulative impact of positive net flows and the absence of a prior-year pesification loss in Argentina.  The reduced fee revenues primarily resulted from changes in product mix and revenue sharing arrangements with internal Citigroup distributors, and a change in the presentation of certain fee sharing arrangements which decreased both revenues and expenses by $11 million and $20 million in the 2003 second quarter and six months, respectively.

The 2003 six-month period was additionally negatively impacted by foreign currency translation in Argentina and Mexico, partially offset by significant peso devaluations in Argentina in the 2002 first quarter.

Operating expenses of $264 million and $518 million in the 2003 second quarter and six months were down $34 million or 11% and $98 million or 16% from the respective 2002 periods, primarily reflecting continued expense management, including a decline in incentive compensation and the change in presentation of certain fee sharing arrangements.  The 2003 six-month period was additionally negatively impacted by foreign currency translation in Argentina and Mexico, as well as the absence of 2002 first quarter restructuring charges in Argentina (Latin America Retirement Services).

PROPRIETARY INVESTMENT ACTIVITIES

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2003	2002	2003	2002
Revenues, net of interest expense	$168	$(49)	$262	$62
Operating expenses	91	48	169	100
Provision for credit losses	1	—	1	—
Income before taxes and minority interest	76	(97)	92	(38)
Income taxes	32	(36)	40	(11)
Minority interest, after-tax	17	9	25	8
Net Income	$27	$(70)	$27	$(35)

Proprietary Investment Activities is comprised of Citigroup’s proprietary Private Equity investments, including venture capital activities and Other Investment Activities which includes Citigroup’s proprietary investments in hedge funds and real estate investments, investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, ownership of TPC shares and Citigroup’s Alternative Investments (CAI) business, for which the net profits on products distributed through Citigroup’s Asset Management, Private Client Services and Private Bank businesses are reflected in the respective distributor’s income statement through net revenues.

Revenues, net of interest expense, in the 2003 second quarter of $168 million increased $217 million from the 2002 second quarter, reflecting higher Private Equity revenues of $160 million, primarily from higher net mark-to-market and realized gains and higher Other Investment Activities revenues of $57 million, primarily related to CAI, partially offset by higher net impairment write-downs in Private Equity.  Operating expenses of $91 million in the 2003 second quarter increased $43 million from the 2002 second quarter primarily reflecting increased expenses in CAI of $28 million and in Private Equity of $15 million.  The increase in CAI results from the impact of CAI’s contract with TPC, whereby CAI manages TPC’s investments following the August 20, 2002 distribution, as well as business growth.  Minority interest, after-tax, of $17 million in the 2003 second quarter increased $8 million from the prior-year period primarily due to the net impact of majority-owned hedge funds established in late 2002.

For the 2003 six months, revenues, net of interest expense, of $262 million increased $200 million from the 2002 six-month period, primarily reflecting higher Other Investment Activities revenues of $107 million, including higher CAI results, higher Hedge Fund results and dividends on the TPC share investment, and higher Private Equity results of $93 million, including lower funding costs, higher net realized gains and higher fee/dividend income.  Operating expenses of $169 million in the 2003 six-month period increased $69 million from the 2002 six-month period primarily reflecting increased expenses in CAI of $54 million, relating to the TPC Contract and business growth, and in Private Equity of $14 million, primarily relating to higher variable costs associated with increased transaction volumes. Minority interest, after-tax, of $25 million in the 2003 six-month period increased $17 million from the comparable 2002 period primarily due to the net impact of majority-owned hedge funds established in late 2002.

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

As of June 30, 2003 and June 30, 2002, Private Equity included assets of $6.218 billion and $6.841 billion, respectively, with the portfolio primarily invested in industrial, consumer goods, communication and technology companies.  The decline in assets reflects the impacts of sales, lower net mark-to-market valuations and impairment write-downs.

Revenues for Private Equity, net of interest expense, are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2003	2002	2003	2002
Net realized gains/(losses) (1)	$161	$114	$202	$181
Public mark-to-market	122	(98)	125	116
Net impairment (write-downs)/write-ups (2)	(220)	(71)	(236)	(232)
Other (3)	8	(34)	(10)	(77)
Revenues, net of interest expense	$71	$(89)	$81	$(12)

(1)          Includes the changes in unrealized gains/(losses) related to mark-to-market reversals for investments sold during the year.

(2)          Includes private valuation adjustments.

(3)          Includes net investment income, management fees and funding costs.

Revenues, net of interest expense, of $71 million in the 2003 second quarter increased $160 million from the 2002 second quarter primarily relating to higher net public mark-to-market gains of $220 million, higher net realized gains on sales of investments of $47 million and higher other revenues of $42 million (lower funding costs and higher fees/dividends), partially offset by higher impairment write-downs of $149 million, primarily related to the write-down of a Latin American fund.  The 2002 second quarter included impairments on investments related to Argentina of $53 million.

For the 2003 six months, revenues, net of interest expense, of $81 million increased $93 million from the 2002 six-month period primarily relating to higher other revenues of $67 million (lower funding costs and higher fees/dividends) and higher net realized gains on sales of investments of $21 million.

Other Investment Activities includes CAI, various proprietary investments, including Citigroup’s ownership interest in TPC’s outstanding equity securities, certain hedge fund investments and the LDC Debt/Refinancing portfolios. The LDC Debt/Refinancing portfolios include investments in certain countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and earnings are generally derived from interest and restructuring gains/(losses).

As of June 30, 2003, Other Investment Activities included assets of $2.914 billion, including $1.597 billion in TPC shares, $637 million in hedge funds, the majority of which represents money managed for TPC, $511 million in the LDC Debt/ Refinancing portfolios and $169 million in other assets.  As of June 30, 2002, total assets of Other Investment Activities were $1.789 billion, including $809 million in hedge funds, $691 million in the LDC Debt/Refinancing portfolios and $289 million in other assets.

The major components of Other Investment Activities revenues, net of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2003	2002	2003	2002
LDC Debt/Refinancing portfolios	$3	$3	$7	$7
Hedge fund investments	38	17	53	28
Other	56	20	121	39
Revenues, net of interest expense	$97	$40	$181	$74

Revenues, net of interest expense, in the 2003 second quarter of $97 million, increased $57 million from the 2002 second quarter, primarily resulting from a $30 million increase in CAI, including revenues related to the TPC contract and business growth, a $21 million increase from improved hedge fund results, primarily resulting from higher mark-to-market valuations on an emerging markets fund and $6 million in revenues from dividends earned on shares of TPC owned by Citigroup.

For the 2003 six months, revenues, net of interest expense, of $181 million, increased $107 million from the 2002 six-month period, primarily resulting from a $57 million increase in CAI, a $25 million increase from improved hedge fund results, a $12 million increase in revenues from dividends earned on the TPC shares and a $13 million increase in other revenues.

Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors.  This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act.  See “Forward-Looking Statements” on page 34.

CORPORATE/OTHER

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2003	2002	2003	2002
Revenues, net of interest expense	$154	$278	$285	$385
Operating expenses	115	217	343	403
Provisions for benefits, claims, and credit losses	—	(9)	—	(19)
Income (loss) from continuing operations before taxes, minority interest, and cumulative effect of accounting change	39	70	(58)	1
Income taxes	15	35	9	29
Minority interest, after-tax	(1)	(6)	5	(1)
Income (loss) from continuing operations	25	41	(72)	(27)
Income from discontinued operations	—	255	—	1,661
Cumulative effect of accounting change	—	—	—	(47)
Net Income (loss)	$25	$296	$(72)	$1,587

Corporate/Other includes net corporate treasury results, corporate expenses, certain intersegment eliminations, the results of discontinued operations, the cumulative effect of accounting change and taxes not allocated to the individual businesses.

Revenues, net of interest expense, of $154 million and $285 million in the 2003 second quarter and six months decreased $124 million and $100 million, respectively, from the 2002 periods, primarily due to the impact of lower intersegment eliminations.  The six-month decrease was partially offset by higher net treasury results, primarily from favorable interest rate positioning and lower net funding costs.  The lower net funding costs in the 2003 six-month period were driven by lower interest rates and realized gains on fixed income investments, partially offset by the impact of increased borrowing levels.

Operating expenses of $115 million and $343 million in the 2003 second quarter and six months decreased $102 million and $60 million, respectively, from the 2002 periods, primarily due to lower intersegment eliminations, partially offset by increases in certain net unallocated corporate costs including higher employee-related costs. The provisions for benefits, claims, and credit losses in both the 2002 second quarter and six-month periods are the result of intersegment eliminations.

Discontinued operations in the 2002 second quarter and six months (see Note 4 to the Consolidated Financial Statements) include $255 million and $600 million, respectively, from the operations of TPC.  The 2002 six-month period also includes the gain on the sale of stock of $1.270 billion ($1.061 billion after-tax) as a result of the TPC IPO of 231 million shares of its class A common stock.  The 2002 six-month period cumulative effect of accounting change of $47 million reflects the 2002 first quarter impact of adopting the remaining provisions of SFAS 142 relating to goodwill and indefinite-lived intangible assets.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  The Company’s actual results may differ materially from those included in the forward - looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” These forward-looking statements involve risks and uncertainties including, but not limited to: weak global economic conditions; sovereign or regulatory actions; levels of activity in the global capital markets; macro-economic factors and political policies and developments in the countries in which the Company’s businesses operate; the level of interest rates, bankruptcy filings and unemployment rates around the world; the continued economic crisis in Argentina; future actions or decisions by the Argentine government or judiciary; the ultimate resolution of the redenomination issue in Argentina; the impact of the restructuring plan for voluntary annuity holders in Argentina; the realizability of government obligations in Argentina; possible changes to various stock-based compensation plan provisions for future awards; the effect of applying SFAS 123, SFAS 149, SFAS 150 and FIN 46; current economic conditions in Japan, including rising bankruptcy filings and unemployment rates; the credit performance of the portfolios, portfolio growth and seasonal factors; subsidiaries’ dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; and the resolution of legal proceedings and related matters.

MANAGING GLOBAL RISK

The Citigroup Risk Management framework recognizes the wide range and diversity of global business activities by balancing strong corporate oversight with defined independent risk management functions at the business level.  The Citigroup Risk Management Framework is described in detail in Citigroup’s 2002 Annual Report on Form 10-K.

The risk management framework is grounded on the following seven principles, which apply universally across all businesses and all risk types:

•                  Integration of Business and Risk Management – Risk management is integrated within the business plan and strategy.

•                  Risk Ownership – All risks and resulting returns are owned and managed by an accountable business unit.

•                  Independent Oversight – Risk limits are approved by both business management and independent risk management.

•                  Policies – All risk management policies are clearly and formally documented.

•                  Risk Identification and Measurement – All risks are measured using defined methodologies, including stress testing.

•                  Limits and Metrics – All risks are managed within a limit framework.

•                  Risk Reporting – All risks are comprehensively reported across the organization.

The following sections summarize the processes for managing credit, market, operational and country risks within Citigroup’s major businesses.

CREDIT RISK MANAGEMENT PROCESS

Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligation.  Credit risk arises in many of the Company’s business activities including lending activities, sales and trading activities, derivatives activities, and securities transactions settlement activities, and when the Company acts as an intermediary on behalf of its clients and other third parties. The credit risk management process at Citigroup relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership.

Details of Credit Loss Experience

In millions of dollars	2nd Qtr. 2003	1st Qtr. 2003	4th Qtr. 2002	3rd Qtr. 2002	2nd Qtr. 2002
Allowance for credit losses at beginning of period	$11,449	$11,501	$10,720	$10,437	$10,520

Provision for credit losses
Consumer	1,888	1,939	1,911	2,021	1,792
Corporate	298	114	779	668	265
	2,186	2,053	2,690	2,689	2,057
Gross credit losses:

Consumer
In U.S. offices	1,383	1,496	1,448	1,414	1,520
In offices outside the U.S.	832	726	747	797	679
Corporate
In U.S. offices	159	57	336	164	190
In offices outside the U.S.	174	173	268	369	178
	2,548	2,452	2,799	2,744	2,567
Credit recoveries:

Consumer
In U.S. offices	173	192	188	180	188
In offices outside the U.S.	158	144	162	130	106
Corporate (1)
In U.S. offices	19	—	47	19	81
In offices outside the U.S.	57	31	57	53	25
	407	367	454	382	400
Net credit losses
In U.S. offices	1,350	1,361	1,549	1,379	1,441
In offices outside the U.S.	791	724	796	983	726
	2,141	2,085	2,345	2,362	2,167
Other — net (2)	73	(20)	436	(44)	27

Allowance for credit losses at end of period	$11,567	$11,449	$11,501	$10,720	$10,437

Allowance for credit losses on letters of credit (3)	167	167	167	110	110

Total allowance for loans, leases, lending commitments and letters of credit	$11,734	$11,616	$11,668	$10,830	$10,547
Net consumer credit losses	$1,884	$1,886	$1,845	$1,901	$1,905
As a percentage of average consumer loans	2.28%	2.29%	2.30%	2.58%	2.70%
Net corporate credit losses	$257	$199	$500	$461	$262
As a percentage of average corporate loans	0.98%	0.78%	1.88%	1.74%	0.97%

(1)          Includes amounts recognized under credit default swaps purchased from third parties.

(2)          Primarily includes foreign currency translation effects and the addition of allowance for credit losses of $452 million related to the acquisition of Golden State Bancorp in the 2002 fourth quarter.

(3)          Represents additional credit reserves included in Other Liabilities on the Consolidated Statement of Financial Position.

Cash-Basis, Renegotiated, and Past Due Loans

In millions of dollars	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002
Corporate cash-basis loans (1)
In U.S. offices	$977	$722	$877	$839	$711
In offices outside the U.S.	3,227	3,360	3,118	3,093	3,129
Total	$4,204	$4,082	$3,995	$3,932	$3,840
Renegotiated loans (includes Corporate and Commercial Markets Loans)
In U.S. offices	$126	$105	$115	$202	$248
In offices outside the U.S.	52	52	55	65	69
Total	$178	$157	$170	$267	$317
Consumer loans on which accrual of interest has been suspended
In U.S. offices	$2,966	$3,077	$3,114	$3,017	$3,072
In offices outside the U.S.	2,800	2,883	2,792	2,582	2,373
Total	$5,766	$5,960	$5,906	$5,599	$5,445
Accruing loans 90 or more days delinquent (2)
In U.S. offices	$2,493	$2,488	$2,639	$2,063	$2,020
In offices outside the U.S.	436	353	447	562	718
Total	$2,929	$2,841	$3,086	$2,625	$2,738

(1)          Excludes cash-basis loans for the Insurance Subsidiaries and Investment Activities businesses for the second, third and fourth quarters of 2002 which were $89 million, $136 million and $62 million, respectively, and are included in Other Assets on the Consolidated Statement of Financial Position for 2003, and CitiCapital for all periods, which is now included as part of Consumer loans on which accrual of interest has been suspended for all periods.

(2)          Substantially all consumer loans, of which $1.767 billion, $1.735 billion, $1.764 billion, $1.250 billion, and $1.257 billion are government-guaranteed student loans and Federal Housing Authority mortgages at June 30, 2003, March 31, 2003, December 31, 2002, September 30, 2002, and June 30, 2002, respectively.

Other Real Estate Owned and Other Repossessed Assets

In millions of dollars	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002
Other real estate owned (1)
Consumer	$479	$509	$495	$473	$458
Corporate (2)	89	78	75	117	136
Total other real estate owned	$568	$587	$570	$590	$594
Other repossessed assets (3)	$228	$255	$230	$227	$320

(1)          Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.

(2)          Excludes Other Real Estate Owned for the Insurance Subsidiaries businesses for the second, third and fourth quarters of 2002 which were $123 million, $54 million and $36 million, respectively, and is included in Other Assets on the Consolidated Statement of Financial Position for 2003.

(3)          Primarily transportation equipment, carried at lower of cost or fair value, less costs to sell.

CONSUMER PORTFOLIO REVIEW

In the consumer portfolio, credit loss experience is often expressed in terms of annualized net credit losses as a percentage of average loans.  Pricing and credit policies reflect the loss experience of each particular product and country.  Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy.  The specific write-off criteria is set according to loan product and country.

Commercial Markets, which is included within Retail Banking, includes loans and leases made principally to small and middle market businesses. Commercial Markets loans are placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection.  Commercial Markets non-accrual loans are not strictly determined on a delinquency basis, therefore they have been presented as a separate component in the consumer credit disclosures.

The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The table also summarizes the accrual status of Commercial Markets loans as a percentage of related loans.  The managed loan portfolio includes credit card receivables held-for-sale and securitized and the table reconciles to a held basis, the comparable GAAP measure.  Only North America Cards from a product view, and North America from a regional view, are impacted.  Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business.  For a further discussion of managed basis reporting see the Cards business on Page 16 and Note 13 to the Consolidated Financial Statements.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

	Total Loans	90 Days or More Past Due (1)			Average Loans	Net Credit Losses (1)
In millions of dollars, except total and average loan amounts in billions	June 30, 2003	June 30, 2003	Mar. 31, 2003	June 30, 2002	2nd Qtr. 2003	2nd Qtr. 2003	1st Qtr. 2003	2nd Qr. 2002
Product View:

Cards	$123.2	$2,313	$2,406	$2,260	$124.5	$1,887	$1,832	$1,841
Ratio		1.88%	1.92%	1.86%		6.08%	5.86%	6.23%

North America	111.1	2,066	2,180	2,025	112.7	1,751	1,715	1,719
Ratio		1.86%	1.91%	1.83%		6.23%	6.04%	6.38%

International	12.1	247	226	235	11.8	136	117	122
Ratio		2.04%	1.97%	2.17%		4.60%	4.09%	4.64%

Consumer Finance	90.4	2,182	2,183	2,166	89.8	897	855	724
Ratio		2.41%	2.45%	2.62%		4.01%	3.91%	3.60%

North America	70.0	1,681	1,786	1,828	69.1	514	513	470
Ratio		2.40%	2.60%	2.97%		2.98%	3.06%	3.10%

International	20.4	501	397	338	20.7	383	342	254
Ratio		2.45%	1.93%	1.61%		7.43%	6.69%	5.16%

Retail Banking	112.6	3,706	3,644	3,037	114.7	165	120	172
Ratio		3.29%	3.18%	3.46%		0.58%	0.42%	0.79%

North America	79.5	2,385	2,357	1,890	81.7	60	34	95
Ratio		3.00%	2.87%	3.44%		0.29%	0.17%	0.69%

International	33.1	1,321	1,287	1,147	33.0	105	86	77
Ratio		3.99%	3.95%	3.50%		1.28%	1.07%	0.97%

Private Bank (2)	33.3	140	157	193	32.7	4	2	—
Ratio		0.42%	0.49%	0.67%		0.05%	0.03%	0.00%

Other Consumer	1.1	—	—	—	1.2	—	—	(1)
Managed loans (excluding Commercial Markets) (3)	$360.6	$8,341	$8,390	$7,656	$362.9	$2,953	$2,809	$2,736
Ratio		2.31%	2.31%	2.38%		3.26%	3.14%	3.48%
Securitized receivables (all in North America Cards)	(72.0)	(1,385)	(1,413)	(1,228)	(71.1)	(1,159)	(1,024)	(989)
Credit card receivables held-for-sale (4)	(3.0)	(58)	(61)	(107)	(3.0)	(49)	(78)	(92)
On-balance sheet loans (excluding Commercial Markets (5)	$285.6	$6,898	$6,916	$6,321	$288.8	$1,745	$1,707	$1,655
Ratio		2.41%	2.40%	2.53%		2.42%	2.38%	2.72%
		Cash-Basis Loans				Net Credit Losses (1)
Commercial Markets Groups (6)	$42.3	$1,165	$1,250	$1,161	$43.0	$139	$179	$250
Ratio		2.76%	2.88%	2.95%		1.30%	1.65%	2.55%
Total Consumer Loans	$327.9				$331.8	$1,884	$1,886	$1,905
Regional View:
North America (excluding Mexico)	$274.3	$5,860	$6,085	$5,400	$277.0	$2,306	$2,253	$2,214
Ratio		2.14%	2.19%	2.27%		3.34%	3.27%	3.80%

Mexico	6.6	358	323	429	6.7	19	12	69
Ratio		5.39%	5.03%	6.22%		1.12%	0.81%	3.89%

EMEA	30.2	1,412	1,304	1,064	30.1	169	114	101
Ratio		4.67%	4.52%	4.16%		2.26%	1.61%	1.66%

Japan	15.9	333	284	264	16.2	349	315	226
Ratio		2.10%	1.63%	1.32%		8.64%	7.28%	4.79%

Asia (excluding Japan)	30.6	325	329	389	29.9	104	99	97
Ratio		1.06%	1.13%	1.39%		1.40%	1.40%	1.39%

Latin America	3.0	53	65	110	3.0	6	16	29
Ratio		1.80%	2.19%	3.22%		0.83%	2.19%	3.31%
Managed loans (excluding Commercial Markets (3)	$360.6	$8,341	$8,390	$7,656	$362.9	$2,953	$2,809	$2,736
Ratio		2.31%	2.31%	2.38%		3.26%	3.14%	3.48%

(1)          The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(2)          Private Bank results are reported as part of the Global Investment Management segment.

(3)          This table presents credit information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure.  Only North America Cards from a product view, and North America from a regional view, are impacted.  See a discussion of managed basis reporting above.

(4)          Included within Other Assets on the Consolidated Statement of Financial Position.

(5)          Total loans and total average loans exclude certain interest and fees on credit cards of approximately $1.8 billion and $1.1 billion, respectively, for the second quarter of 2003, which are included in Consumer Loans on the Consolidated Statement of Financial Position.

(6)          Includes CitiCapital collateral-dependent loans.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	June 30, 2003	Mar. 31, 2003	June 30, 2002	2nd Qtr. 2003	1st Qtr. 2003	2nd Qtr. 2002
Total managed (1) (including Commercial Markets)	$402.9	$405.8	$361.2	$405.9	$407.3	$354.8
Securitized receivables (all in North America Cards)	(72.0)	(71.0)	(65.8)	(71.1)	(67.7)	(65.2)
Credit card receivables held-for-sale (2)	(3.0)	(3.0)	(6.5)	(3.0)	(5.1)	(6.5)
On-balance sheet (3) (including Commercial Markets)	$327.9	$331.8	$288.9	$331.8	$334.5	$283.1

(1)          This table presents loan information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure.  See a discussion of managed basis reporting above.

(2)          Included within Other Assets on the Consolidated Statement of Financial Position.

(3)          Total loans and total average loans exclude certain interest and fees on credit cards of approximately $1.8 billion and $1.1 billion, respectively, for the second quarter of 2003 and approximately $0.8 billion and $1.0 billion, respectively, for the first quarter of 2003, which are included in Consumer Loans on the Consolidated Statement of Financial Position.

Total delinquencies 90 days or more past due (excluding Commercial Markets) in the managed portfolio were $8.341 billion or 2.31% of loans at June 30, 2003, compared to $8.390 billion or 2.31% of loans at March 31, 2003 and $7.656 billion or 2.38% at June 30, 2002.  Total cash-basis loans in Commercial Markets were $1.165 billion or 2.76% of loans at June 30, 2003, compared to $1.250 billion or 2.88% of loans at March 31, 2003 and $1.161 billion or 2.95% of loans at June 30, 2002.  Total managed net credit losses (excluding Commercial Markets) in the 2003 second quarter were $2.953 billion and the related loss ratio was 3.26%, compared to $2.809 billion and 3.14% in the 2003 first quarter and $2.736 billion and 3.48% in the 2002 second quarter.  In Commercial Markets total net credit losses were $139 million and the related loss ratio was 1.30% in the 2003 second quarter, compared to $179 million and 1.65% in the 2003 first quarter and $250 million and 2.55% in the 2002 second quarter.  For a discussion of trends by business, see business discussions on pages 16 — 20 and page 29.

Citigroup’s allowance for credit losses of $11.567 billion is available to absorb probable credit losses inherent in the entire portfolio.  For analytical purposes only, the portion of Citigroup’s allowance for credit losses attributed to the consumer portfolio was $7.136 billion at June 30, 2003, $7.070 billion at March 31, 2003 and $6.386 billion at June 30, 2002.  The increase in the allowance for credit losses from a year ago was primarily due to a $452 million addition associated with the acquisition of GSB and a $206 million increase in Citi Cards established in accordance with 2002 Federal Financial Institutions Examination Council (FFIEC) guidance related to past due interest and late fees.  The level of the consumer allowance was also impacted by deteriorating credit in the Consumer Finance portfolio in Japan.

On balance sheet consumer loans of $327.9 billion increased $39.0 billion or 13% from June 30, 2002.  The increase from a year ago was primarily driven by the addition of GSB loans, mortgage and student loan growth in Consumer Assets, increases in real estate-secured loans in the Private Bank and Consumer Finance and the impact of strengthening currencies in EMEA and Asia.  These increases were partially offset by declines in Japan, CitiCapital and North America Cards. The decline in Japan reflected the 2002 third quarter sale of the Retail Banking mortgage portfolio combined with continued contraction in the Consumer Finance portfolio. Loans in CitiCapital declined as the business continued to work through the liquidation of non-core portfolios. On-balance sheet loans in North America Cards, excluding Mexico, were down $2.7 billion or 7% from a year ago, reflecting the 2003 second quarter sale of $1.7 billion of non-strategic portfolios and increased levels of securitizations.

Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies.  In Japan, net credit losses and the related loss ratio are expected to increase from the 2003 second quarter due to current economic conditions in that country, including rising bankruptcy filings and unemployment rates.  This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See “Forward-Looking Statements” on page 34.

CORPORATE PORTFOLIO REVIEW

Corporate loans are identified as impaired and placed on a nonaccrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more.  Impaired corporate loans are written down to the extent that principal is judged to be uncollectible.  Impaired collateral-dependent loans are written down to the lower of cost or collateral value.

The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	June 30, 2002
Corporate Cash-Basis Loans (1)
Capital Markets and Banking	$3,691	$3,543	$3,423	$3,201
Transaction Services	513	539	572	639
Total Corporate Cash-Basis Loans	$4,204	$4,082	$3,995	$3,840
Net Credit Losses
Capital Markets and Banking	$256	$190	$470	$258
Transaction Services	1	9	5	3
Private Client Services (2)	—	—	3	1
Other	—	—	22	—
Total Net Credit Losses	$257	$199	$500	$262

Corporate Allowance for Credit Losses	$4,431	$4,379	$4,480	$4,051
Corporate Allowance for Credit Losses on Letters of Credit (3)	167	167	167	110
Total Corporate Allowance for Loans, Leases, Lending Commitments and Letters of Credit	$4,598	$4,546	$4,647	$4,161
Corporate Allowance As a Percentage of Total Corporate Loans (4)	4.07%	4.15%	4.07%	3.56%

(1)          Excludes cash-basis loans for the Insurance Subsidiaries and Investment Activities businesses for the second quarter of 2002 and the fourth quarter of 2002 which totaled $89 million and $62 million, respectively, and are included in Other Assets on the Consolidated Statement of Financial Position for 2003.

(2)          Private Client Services is included within the Private Client Services segment.

(3)          Represents additional credit reserves included in Other Liabilities on the Consolidated Statement of Financial Position.

(4)          Does not include the allowance for letters of credit.

Corporate cash-basis loans were $4.204 billion, $4.082 billion, $3.995 billion and $3.840 billion at June 30, 2003, March 31, 2003, December 31, 2002, and June 30, 2002, respectively.  Cash-basis loans increased $364 million from June 30, 2002 due to increases in Capital Markets and Banking, partially offset by decreases in Transaction Services.  The increase in Capital Markets and Banking primarily reflects increases in the power and energy industry, as well as corporate borrowers in Brazil, Hong Kong, Australia, Mexico and Singapore.  Transaction Services decreased primarily due to decreases in trade finance receivables in Argentina.  Cash-basis loans increased $122 million from March 31, 2003 primarily due to increases in Capital Markets and Banking, primarily reflecting increases in the power and energy industry, as well as corporate borrowers in Singapore, Australia, and Brazil.

Total corporate Other Real Estate Owned (OREO) was $89 million, $78 million, $75 million and $136 million at June 30, 2003, March 31, 2003, December 31, 2002 and June 30, 2002, respectively.  The $47 million decrease from June 30, 2002 is primarily due to continued improvements in the North America real estate portfolio, partially offset by increased activity of a joint venture which purchases distressed properties. The $11 million increase from March 31, 2003 is also primarily due to increased activity of the same joint venture.

Total corporate loans outstanding at June 30, 2003 were $109 billion as compared to $105 billion at March 31, 2003, $110 billion at December 31, 2002 and $114 billion at June 30, 2002.

Total corporate net credit losses of $257 million in the 2003 second quarter decreased $5 million compared to the 2002 second quarter, and increased $58 million compared to the 2003 first quarter, primarily due to Capital Markets and Banking. The $5 million decrease from the 2002 second quarter is primarily due to lower net credit losses in the telecommunications industry and Argentina, partially offset by higher net credit losses in the power and energy industry and various corporate borrowers in Brazil.  The $58 million increase from the 2003 first quarter is primarily due to increased net credit losses in the power and energy industry and Brazil, partially offset by decreases in Argentina.

The allowance for credit losses is established by management based upon estimates of probable losses inherent in the portfolio. This evaluative process includes the utilization of statistical models to analyze such factors as default rates, both historic and projected, geographic and industry concentrations and environmental factors. Larger non-homogeneous credits are evaluated on an individual loan basis examining such factors as the borrower’s financial strength, payment history, the financial stability of any guarantors and for secured loans, the realizable value of any collateral.  Additional reserves are established to provide for imprecision caused by the use of historical and projected loss data.

Citigroup’s allowance for credit losses for loans, leases, lending commitments and letters of credit of $11.734 billion is available to absorb probable credit losses inherent in the entire portfolio.  For analytical purposes only, the portion of Citigroup’s allowance for credit losses for loans, leases, lending commitments and letters of credit attributed to the corporate portfolio was $4.598 billion at June 30, 2003, compared to $4.546 billion at March 31, 2003, $4.647 billion at December 31, 2002 and $4.161 billion at June 30, 2002.  The allowance attributed to corporate loans, leases and lending commitments as a percentage of corporate loans was 4.07% at June 30, 2003, as compared to 4.15%, 4.07%, and 3.56%, at March 31, 2003, December 31, 2002 and June 30, 2002, respectively.  The $437 million increase in total corporate reserves from June 30, 2002 primarily reflects additional reserves established as a result of the impact of deterioration in the power and energy industry, partially offset by the utilization of reserves established for Argentina and the telecommunications industry.  The $52 million increase in the total corporate allowance from the 2003 first quarter primarily reflects additional reserves for the power and energy industry, partially offset by the utilization of reserves established for Brazil and Argentina.  Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.  Corporate net credit losses and cash-basis loans are expected to improve compared to 2002 levels despite continued weak global economic conditions, sovereign or regulatory actions, and other factors.  This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act.  See “Forward-Looking Statements” on page 34.

MARKET RISK MANAGEMENT PROCESS

Market risk at Citigroup – like credit risk – is managed through corporate-wide standards and business policies and procedures.  Market risks are measured in accordance with established standards to ensure consistency across businesses and the ability to aggregate like risks at the Citigroup-level.  Each business is required to establish, and have approved by independent market risk management, a market risk limit framework, including risk measures, limits and controls, that clearly defines approved risk profiles and is within the parameters of Citigroup’s overall risk appetite.

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

Non-Trading Portfolios

During the second quarter of 2003, Citigroup implemented a revised market risk management policy for its non-trading portfolios.  Under this policy there is a uniform set of standards for defining, measuring, limiting and reporting of market risk in non-trading portfolios in order to ensure consistency across businesses, stability in methodologies and transparency of risk.

Price risk in non-trading portfolios is measured predominantly through Interest Rate Exposure and Factor Sensitivity techniques.  These measurement techniques are supplemented with additional tools, including stress testing and cost-to-close analysis.

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

Interest Rate Exposure is the primary method for measuring price risk in Citigroup’s non-trading portfolios (excluding the Insurance companies).  Interest Rate Exposure measures the pretax earnings impact of specified upward and downward instantaneous parallel 50, 100 and 200 basis point shifts in the individual currency yield curve assuming a static portfolio.  Citigroup generally measures this impact over one-year, five-year, and ten-year time horizons under business-as-usual conditions.  The Interest Rate Exposure is calculated separately for each currency and reflects the repricing gaps in the position as well as option positions, both explicit and embedded.

The following table illustrates the impact to Citigroup’s pretax earnings over a one-year and five-year time horizon from a 100 basis point increase and a 100 basis point decrease in the yield curves applicable to various currencies, the primary scenarios evaluated by senior management.

Citigroup Interest Rate Exposure (Impact on Pretax Earnings) (1)

	June 30, 2003		March 31, 2003 (2)		June 30, 2002 (2)
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. Dollar
Twelve months and less	$(461)	$627	$(765)	$930	$(654)	$675
Discounted five year	$1,200	$(935)	$(140)	$406	$(621)	$124
Mexican Peso
Twelve months and less	$6	$(6)	$6	$(6)	$85	$(85)
Discounted five year	$83	$(83)	$50	$(50)	$146	$(146)

Euro (3)
Twelve months and less	$(108)	$108
Discounted five year	$(95)	$95

Japanese Yen (3)
Twelve months and less	$54	NM (4)
Discounted five year	$(71)	NM (4)

Pound Sterling (3)
Twelve months and less	$13	$(13)
Discounted five year	$143	$(143)

(1)          Excludes the insurance companies (see below).

(2)          U.S. dollar amounts as of June 30, 2002 were restated to conform to the current period’s presentation, primarily reflecting the adoption of consistent assumptions for the treatment of capital across currencies under a revised Citigroup market risk management policy for non-trading portfolios issued in 2002.  Mexican peso amounts as of March 31, 2003 and June 30, 2002 have been restated from a statistical equivalent basis to a 100 basis point change in interest rates.

(3)          Prior-period data for the Euro, Japanese Yen and Pound Sterling under the revised Citigroup market risk management policy is not available.  Earnings-at-risk for these currencies was not material in prior periods.

(4)          Not meaningful. At June 30, 2003, a 100 basis point decrease in interest rates would imply negative rates for the Japanese Yen yield curve.

As of June 30, 2003, a 100 basis point increase in U.S. dollar interest rates would have a potential negative impact on Citigroup’s pretax earnings over the next 12 months of approximately $461 million and a potential positive impact of $627 million from an interest rate decrease.  The potential discounted impact on pretax earnings over five years is an increase of $1,200 million from an increase in interest rates and a decrease of $935 million from an interest rate decrease.  The change in Interest Rate Exposure from March 31, 2003 primarily reflects Citigroup’s view of prevailing interest rates and the change from the prior year reflects both changes in the asset/liability mix as well as Citigroup’s view of prevailing interest rates.

As of June 30, 2003, a 100 basis point increase in Mexican peso interest rates would have a potential positive impact on Citigroup’s pretax earnings over the next 12 months of approximately $6 million and a potential negative impact of $6 million from an interest rate decrease.  The potential discounted impact on pretax earnings over five years is an increase of $83 million from an increase in interest rates and a decrease of $83 million from an interest rate decrease. The change in Interest Rate Exposure from March 31, 2003 reflects a change in the asset and liability mix, while the change from the prior year reflects a change in the asset and liability mix as well as a reduction of interest rate exposure in the balance sheet.

Insurance Companies

The table below reflects the estimated decrease in the fair value of financial instruments held in the Insurance companies, as a result of a 100 basis point increase in interest rates.

In millions of dollars	June 30, 2003	March 31, 2003	June 30, 2002
Assets:
Investments (1)	$2,120	$1,988	$3,584
Liabilities:
Long-term debt	$9	$9	$14
Contractholder funds	983	958	848
Redeemable securities of subsidiary trusts	—	—	76

(1)          The decline from June 30, 2002 to March 31, 2003 was primarily attributable to the exclusion of discontinued operations.  See Note 4 to the Consolidated Financial Statements.

A significant portion of the Insurance companies’ liabilities (e.g., insurance policy and claims reserves) are not financial instruments and are excluded from the above sensitivity analysis.  Corresponding changes in fair value of these accounts, based on the present value of estimated cash flows, would materially mitigate the impact of the net decrease in values implied above. The analysis also excludes all financial instruments, including long-term debt, identified with trading activities.  The analysis reflects the estimated gross change in value resulting from a change in interest rates only and is not comparable to the Interest Rate Exposure used for the Citigroup non-trading portfolios or the Value-at-Risk used for the trading portfolios.

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

For Citigroup’s major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $91 million at June 30, 2003.  Daily exposures averaged $81 million during the second quarter of 2003 and ranged from $68 million to $104 million.

The following table summarizes Value-at-Risk in the trading portfolios as of June 30, 2003, March 31, 2003 and June 30, 2002, along with the averages:

In millions of dollars	June 30, 2003	2003 Second Quarter Average	March 31, 2003	2003 First Quarter Average	June 30, 2002	2002 Second Quarter Average
Interest rate	$94	$82	$68	$66	$44	$48
Foreign exchange	27	25	19	26	13	14
Equity	16	11	11	16	24	16
All other (primarily commodity)	4	4	7	6	10	15
Covariance adjustment	(50)	(41)	(36)	(39)	(27)	(30)
Total	$91	$81	$69	$75	$64	$63

The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the first and second quarters of 2003 and the second quarter of 2002:

	Second Quarter 2003		First Quarter 2003		Second Quarter 2002
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$69	$106	$55	$77	$41	$56
Foreign exchange	18	33	19	31	7	20
Equity	7	16	8	87	8	36
All other (primarily commodity)	2	7	4	9	9	21

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

COUNTRY AND CROSS-BORDER RISK MANAGEMENT PROCESS

Country Risk

The Citigroup Country Risk Committee is chaired by senior international business management, and includes as its members business managers and independent risk managers from around the world.  The committee’s primary objective is to strengthen the management of country risk, defined as the total risk to the Company of an event that impacts a country.  The committee regularly reviews all risk exposures within a country, makes recommendations as to actions, and follows up to ensure appropriate accountability.

Cross-Border Risk

The Company’s cross-border outstandings reflect various economic and political risks, including those arising from restrictions on the transfer of funds as well as the inability to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratorium and restrictions on the remittance of funds.

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

The cross-border outstandings are reported by assigning externally guaranteed outstandings to the country of the guarantor and outstandings for which tangible, liquid collateral is held outside of the obligor’s country to the country in which the collateral is held.  For securities received as collateral, outstandings are assigned to the domicile of the issuer of the securities.

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

The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

						June 30, 2003		December 31, 2002
	Cross-Border Claims on Third Parties
In billions of dollars	Trading and Short Term Claims (1)	Resale Agree- ments	All Other	Total	Net Investments in and Funding of Local Franchises (2)	Total Cross- Border Out- standings	Commit- ments (3)	Total Cross- Border Out- standings	Commit- ments (3)
United Kingdom	$5.2	$15.7	$2.7	$23.6	$—	$23.6	$28.0	$13.8	$26.3
Germany	11.6	3.0	0.9	15.5	3.9	19.4	10.8	19.0	10.9
France	5.6	7.9	1.1	14.6	—	14.6	7.0	15.9	5.9
Italy	9.5	1.2	0.2	10.9	2.0	12.9	2.0	11.3	1.6
Canada	2.7	0.6	1.2	4.5	4.7	9.2	2.2	7.0	2.1
Mexico	3.8	—	4.2	8.0	1.0	9.0	0.6	9.1	0.5
Japan	2.8	4.1	1.4	8.3	—	8.3	0.4	9.4	0.4
Netherlands	5.8	0.7	1.4	7.9	—	7.9	3.8	9.9	4.1
Brazil	1.8	—	1.9	3.7	3.0	6.7	—	7.5	—

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

Total cross-border outstandings for June 30, 2003 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis amounted to $8.9 billion for the United Kingdom, $36.1 billion for Germany, $14.7 billion for France, $22.6 billion for Italy, $10.0 billion for Canada, $10.3 billion for Mexico, $9.1 billion for Japan, $9.3 billion for the Netherlands, and $7.8 billion for Brazil.

Total cross-border outstandings for December 31, 2002 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis amounted to $9.9 billion for the United Kingdom, $26.5 billion for Germany, $11.7 billion for France, $20.3 billion for Italy, $7.3 billion for Canada, $10.4 billion for Mexico, $9.3 billion for Japan, $7.8 billion for the Netherlands, and $8.8 billion for Brazil.

LIQUIDITY AND CAPITAL RESOURCES

Citigroup’s primary source of incremental capital resources is its net earnings.  Other sources include proceeds from the issuance of common and preferred securities, trust preferred securities, senior debt, subordinated debt and commercial paper.  Citigroup can also generate funds by securitizing various financial assets including credit card receivables and other receivables generally secured by collateral such as single-family residences and automobiles, or monetizing investment securities.

Citigroup uses these capital resources to pay dividends to its stockholders, to repurchase its shares in the market pursuant to Board-of-Directors approved plans, to support organic growth, to make acquisitions and to service its debt obligations.

As a financial holding company, substantially all of Citigroup’s net earnings are generated within its operating subsidiaries including Citibank, Citigroup Global Markets Inc. (CGMI), CitiFinancial, and Travelers Insurance Company (TIC).  Each of these subsidiaries makes these funds available to Citigroup in the form of dividends.  The subsidiaries’ dividend paying abilities are limited by certain covenant restrictions in credit agreements and/or by regulatory requirements.  Certain of these subsidiaries are also subject to rating agency requirements that also impact their capitalization levels.

During 2003, it is not anticipated that any restrictions on the subsidiaries’ dividending capability will restrict Citigroup’s ability to meet its obligations as and when they become due.  This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act.  See “Forward-Looking Statements” on page 34.

Under its long-standing repurchase program, the Company buys back shares in the market from time to time.  At June 30, 2003, there was $3.6 billion remaining under the authorized program.

The following table summarizes the Company’s repurchase program during the six months of 2003:

In millions of dollars, except share amounts	Total Shares Repurchased (1)	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program

First quarter 2003	34.3	$34.17	$3,957
Second quarter 2003	8.9	$40.21	$3,589
Six months of 2003	43.2	$35.41	$3,589

(1)          All repurchases were transacted through Smith Barney, which is included within the Private Client Services segment.

On July 14, 2003, the Company’s Board of Directors approved a 75% increase in the quarterly dividend on the Company’s common stock to 35 cents a share from 20 cents a share. The increase in the quarterly dividend is part of an effort to reallocate capital to dividends and reduce share repurchases.  Additionally, the Company’s Board of Directors approved a Dividend Reinvestment Plan (the “Plan”) for holders of Citigroup common stock. Registered holders of Citigroup common stock may elect to participate in the Plan and have some or all of their dividends reinvested in Citigroup common stock.

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

Citigroup has unutilized bilateral committed revolving credit facilities in the amount of $3.8 billion that expire on various dates in 2003 and 2004.  Under these facilities, Citigroup is required to maintain a certain level of consolidated stockholders’ equity (as defined in the agreements).  Citigroup exceeded this requirement by approximately $68.3 billion at June 30, 2003.

Associates First Capital Corporation (Associates), a subsidiary of Citicorp, had a combination of unutilized credit facilities of $2.6 billion as of June 30, 2003 which have maturities ranging from 2003 to 2005.  All of these facilities are guaranteed by Citicorp.  In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder’s equity (as defined in the agreements).  At June 30, 2003, this requirement was exceeded by approximately $61.1 billion.  Citicorp has also guaranteed various debt obligations of Associates and CitiFinancial Credit Company (CCC), indirect subsidiaries of Citicorp.

Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks.  Each company pays its banks facility fees for its lines of credit.

Citicorp, CGMHI, and some of their nonbank subsidiaries have credit facilities with Citicorp’s subsidiary banks, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

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

A primary tenet of Citigroup’s liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. Along with the role of the Corporate Treasurer, the Global Asset and Liability Committee (ALCO) undertakes this oversight responsibility. The Global ALCO functions as an oversight forum comprised of Citigroup’s Chief Financial Officer, Chief Risk Officer, Corporate Treasurer, independent Senior Treasury Risk Officer, Head of Risk Architecture and the senior corporate and business treasurers and business chief financial officers.  One objective of the Global ALCO is to monitor and review the overall liquidity and balance sheet position of Citigroup and its principal subsidiaries and to address corporate-wide policies and make recommendations back to senior management and the business units. Similarly, ALCOs are also established for each country and/or major line of business.

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

Liquidity limits establish boundaries for potential market access in business-as-usual conditions and are monitored against the liquidity position on a daily basis.  These limits are established based on the size of the balance sheet, depth of the market, the experience level of local management, the stability of the liabilities, and liquidity of the assets.  Finally, the limits are subject to the evaluation of the entities’ stress test results.  Generally, limits are established such that in stress scenarios, entities need to be self-funded or net providers of liquidity.

A series of standard corporate-wide liquidity ratios have been established to monitor the structural elements of Citigroup’s liquidity. For bank entities these include measures of liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans.  In addition, several measures exist to review potential concentrations of funding by individual name, product, industry, or geography.  For the Parent Company, Insurance Entities and the Broker/Dealer, there are ratios established for liquid assets against short-term obligations.  Triggers to elicit management discussion have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

Market triggers are internal or external market or economic factors that may imply a change to market liquidity or Citigroup’s access to the markets.  Citigroup market triggers are monitored by the Corporate Treasurer and the independent Senior Treasury Risk Officer and are discussed with the Global ALCO.  Appropriate market triggers are also established and monitored for each major operating subsidiary and/or country as part of the funding and liquidity plans.  Local triggers are reviewed with the local country or business ALCO and independent risk management.

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

Citigroup’s funding sources are well-diversified across funding types and geography, a benefit of the strength of the global franchise.  Funding for the Parent Company and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base, a significant portion of which is expected to be long-term and stable and is considered core.  Other sources of funding include collateralized borrowings, securitizations (primarily credit card and mortgages), long-term debt, and purchased/wholesale funds.  This funding is significantly enhanced by Citigroup’s strong capital position.  Each of Citigroup’s major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the operating environment in which it operates.

Other liquidity and capital resource considerations for Citigroup follow.

OFF-BALANCE SHEET ARRANGEMENTS

Citigroup and its subsidiaries are involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs), lines and letters of credit, and loan commitments.  The principal uses of SPEs are to obtain sources of liquidity by securitizing certain of Citigroup’s financial assets, to assist our clients in securitizing their financial assets, and to create other investment products for our clients.

SPEs may be organized as trusts, partnerships, or corporations.  In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business.  The SPE obtains the cash needed to pay the transferor for the assets received by issuing securities to investors in the form of debt and equity instruments, certificates, commercial paper, and other notes of indebtedness.  Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a cash collateral account or overcollateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit or asset purchase agreement.  Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies, such as Standard and Poor’s and Moody’s Investors Service, than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs.  The transferor can use the cash proceeds from the sale to extend credit to additional customers or for other business purposes.  The SPE may also enter into a derivative contract in order to convert the yield or currency of the underlying assets to match the needs of the SPE’s investors or to limit or change the credit risk of the SPE.  The Company may be the counterparty to any such derivative.  The securitization process enhances the liquidity of the financial markets, may spread credit risk among several market participants, and makes new funds available to extend credit to consumers and commercial entities.

Citigroup also acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients’ trade receivables or other financial assets to an SPE.  The Company also securitizes clients’ debt obligations in transactions involving SPEs that issue collateralized debt obligations.  In yet other arrangements, the Company packages and securitizes assets purchased in the financial markets in order to create new security offerings for institutional and private bank clients as well as retail customers.  In connection with such arrangements, Citigroup may purchase, and temporarily hold assets designated for subsequent securitization.

Securitization of Citigroup’s Assets

In certain off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations Citigroup is securitizing assets that were previously recorded in its Consolidated Statement of Financial Position.  Under generally accepted accounting principles, the assets and liabilities of these qualifying SPEs do not appear in Citigroup’s Consolidated Statement of Financial Position.  At June 30, 2003 and December 31, 2002 the total amount of loans securitized and outstanding was $211 billion and $234 billion, respectively.  Servicing rights and other retained interests amounted to $3.167 billion at June 30, 2003.

The following table summarizes certain cash flows received from and paid to securitization trusts during the three months ended June 30, 2003 and 2002:

	Three Months Ended
	June 30, 2003			June 30, 2002
In billions of dollars	Credit Cards	Mortgages	Other (1)	Credit Cards	Mortgages	Other (1)
Proceeds from new securitizations	$2.5	$14.3	$2.6	$2.2	$9.2	$1.3
Proceeds from collections reinvested in new receivables	35.4	—	—	32.6	—	—
Servicing fees received	0.3	0.1	—	0.3	0.1	—
Cash flows received on retained interest and other net cash flows	1.0	—	—	0.9	0.1	—

(1)          Other includes corporate debt securities, auto loans and other assets.

The following table summarizes certain cash flows received from and paid to securitization trusts during the six months ended June 30, 2003 and 2002:

	Six Months Ended
	June 30, 2003			June 30, 2002
In billions of dollars	Credit Cards	Mortgages	Other (1)	Credit Cards	Mortgages	Other (1)
Proceeds from new securitizations	$9.6	$26.2	$6.1	$5.7	$17.1	$2.3
Proceeds from collections reinvested in new receivables	69.1	—	—	65.9	—	—
Servicing fees received	0.6	0.1	—	0.6	0.2	—
Cash flows received on retained interest and other net cash flows	2.0	—	—	1.9	0.1	0.1

(1)          Other includes corporate debt securities, auto loans and other assets.

Credit Card Receivables

Credit card receivables are securitized through trusts, which are established to purchase the receivables.  Citigroup sells receivables into the trusts on a non-recourse basis. After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts.  As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages.  The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts.  The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit.  As specified in certain of the sale agreements, the net revenue with respect to the investors’ interest collected by the trusts each month is accumulated up to a predetermined maximum amount and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient.  If the net cash flows are insufficient, Citigroup’s loss is limited to its retained interest, consisting of seller’s interest and an interest-only strip that arises from the calculation of gain or loss at the time receivables are sold to the SPE. When the predetermined amount is reached, net revenue with respect to the investors’ interest is passed directly to the Citigroup subsidiary that sold the receivables.  Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust.  CGMI is one of several underwriters that distribute securities issued by the trusts to investors.

At June 30, 2003 and December 31, 2002, total assets in the credit card trusts were $84 billion and $84 billion, respectively.  Of that amount at June 30, 2003 and December 31, 2002, $72 billion and $67 billion, respectively, has been sold to investors via trust-issued securities, and the remaining seller’s interest of $12 billion and $17 billion, respectively, is included in Citigroup’s Consolidated Statement of Financial Position as Consumer Loans.  Citigroup retains credit risk on its seller’s interests and reserves for credit losses inherent in the portfolio.  Amounts receivable from the trusts were $1.123 billion and $1.112 billion, respectively, and amounts due to the trusts were $914 million and $889 million, respectively, at March 31, 2003 and December 31, 2002.  The Company also holds an interest-only strip of $709 million at June 30, 2003 that arose from the calculation of gain or loss at the time assets were sold to the trusts.  The Company recorded gains of $69 million and $215 million related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations during the second quarter and first six months of 2003, respectively.

Mortgages and Other Assets

The Company provides a wide range of mortgage and other loan products to a diverse customer base.  In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company’s credit exposure to the borrowers.  In connection with the securitization of these loans, the Company may retain servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee.  Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds.  In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor.  The Company’s mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust.  Home equity loans may be revolving lines of credit under which borrowers have the right to draw on the line of credit up to their maximum amount for a specified number of years.  In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other assets securitizations, consisting of seller’s interest and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE.  The Company recognized gains related to the securitization of mortgages and other assets of $187 million and $63 million during the three months ended June 30, 2003 and 2002, respectively, and $324 million and $100 million during the first six months of 2003 and 2002, respectively.

Securitizations of Client Assets

The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients’ trade receivables or other financial assets to an SPE.

The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company.  As administrator, the Company provides accounting, funding, and operations services to these conduits.  The Company has no ownership interest in the conduits.  The clients continue to service the transferred assets.  The conduits’ asset purchases are funded by issuing commercial paper and medium-term notes.  Clients absorb the first losses of the conduit by providing collateral in the form of excess assets.  The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides second loss enhancement in the form of letters of credit and other guarantees.  Following certain actions taken to restructure multi-seller finance companies, we have determined that they will not need to be consolidated under FIN 46.  All fees are charged on a market basis.  At June 30, 2003 and December 31, 2002, total assets in the conduits were $46 billion and $49 billion, respectively, and liabilities were $46 billion and $49 billion, respectively.  In addition, the Company participates in providing liquidity backstop lines of credit to conduits administered by other financial institutions.

The Company also securitizes clients’ debt obligations in transactions involving SPEs that issue collateralized debt obligations (CDOs).  A majority of the transactions are on behalf of clients where the Company first purchases the assets at the request of the clients and warehouses them until the securitization transaction is executed.  Other CDOs are structured where the underlying debt obligations are purchased directly in the open market or from issuers.  Some CDOs have static unmanaged portfolios of assets, while others have a more actively managed portfolio of financial assets.  The Company receives market-rate fees for structuring and distributing the CDO securities to investors.  At June 30, 2003, assets in the CDOs amounted to $18.4 billion.

In addition to securitizations of mortgage loans originated by the Company, the Company also securitizes purchased mortgages and other loans, creating collateralized mortgage obligations (CMOs), other mortgage-backed securities (MBSs), and other asset-backed securities, and distributes them to investors.  Since January 1, 2000, the Company has organized mortgage and other asset-backed securitizations with assets of $241 billion at June 30, 2003.  The Company may also provide liquidity facilities, provide servicing for the mortgage loans transferred to the SPE, and be a derivative counterparty to the SPE.

Creation of Other Investment and Financing Products

The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including hedge funds, mutual funds, unit investment trusts, and other investment funds, for institutional and Private Bank clients as well as retail customers, that match the clients’ investment needs and preferences.  The funds may be credit-enhanced by excess assets in the investment pool or by third-party insurers assuming the risks of the underlying assets, thus reducing the credit risk assumed by the investors and diversifying investors’ risk to a pool of assets as compared with investments in individual assets.  For a limited number of mutual funds, the Company provides a guarantee that investors will recover their principal investments.  In certain instances for newly-established funds, the Company may provide seed money until such funds are ready to distribute interests widely to investors.  Where the Company has provided a majority of the initial investment, the fund is consolidated.  The Company typically manages the funds for market-rate fees.  In addition, the Company may be one of several liquidity providers to the funds and may place the securities with investors.

Credit Commitments and Lines of Credit

The table below summarizes Citigroup’s credit commitment as of June 30, 2003 and December 31, 2002.

In millions of dollars	June 30, 2003	December 31, 2002
Financial standby letters of credit and foreign office guarantees	$33,783	$32,220
Performance standby letters of credit and foreign office guarantees	8,374	7,320
Commercial and similar letters of credit	4,535	4,965
One- to four-family residential mortgages	3,687	3,990
Revolving open-end loans secured by one- to four-family residential properties	11,624	10,297
Commercial real estate, construction and land development	1,409	1,781
Credit card lines (1)	434,543	407,822
Commercial and other consumer loan commitments (2)	210,165	214,166
Total	$708,120	$682,561

(1)          Credit card lines are unconditionally cancelable by the issuer.

(2)          Includes $124 billion and $132 billion with original maturity of less than one year at June 30, 2003 and December 31, 2002, respectively.

See Note 14 to the Consolidated Financial Statements for additional information.

CAPITAL

Citigroup Inc.

Citigroup is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System (FRB).  These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off-balance sheet exposures such as unused loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by a leverage ratio requirement.    To be “well capitalized” under Federal bank regulatory agency definitions, a bank holding company must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 3%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

Citigroup Ratios

	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002
Tier 1 capital	9.02%	8.67%	8.47%
Total capital (Tier 1 and Tier 2)	11.94%	11.57%	11.25%
Leverage (1)	5.61%	5.46%	5.67%
Common stockholders’ equity	7.77%	7.58%	7.78%

(1)          Tier 1 capital divided by adjusted average assets.

Citigroup maintained its well-capitalized capital position during the second quarter of 2003. Total capital (Tier 1 and Tier 2) amounted to $84.8 billion at June 30, 2003, representing 11.94% of risk-adjusted assets. This compares to $80.1 billion and 11.57% at March 31, 2003 and $78.3 billion and 11.25% at December 31, 2002. Tier 1 capital of $64.1 billion at June 30, 2003 represented 9.02% of risk-adjusted assets, compared to $60.1 billion and 8.67% at March 31, 2003 and $59.0 billion and 8.47% at December 31, 2002.  Citigroup’s leverage ratio was 5.61% at June 30, 2003, compared to 5.46% at March 31, 2003 and 5.67% at December 31, 2002.

Components of Capital Under Regulatory Guidelines

In millions of dollars	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002
Tier 1 capital
Common stockholders’ equity	$92,176	$86,215	$85,318
Qualifying perpetual preferred stock	1,125	1,126	1,400
Qualifying mandatorily redeemable securities of subsidiary trusts	6,718	6,658	6,152
Minority interest (1)	745	735	1,236
Less: Net unrealized gains on securities available-for-sale (2)	(3,646)	(2,168)	(1,957)
Accumulated net gains on cash flow hedges, net of tax	(1,270)	(1,066)	(1,242)
Intangible assets:
Goodwill	(26,960)	(26,605)	(26,961)
Other intangible assets	(4,197)	(4,250)	(4,322)
50% investment in certain subsidiaries (3)	(41)	(38)	(37)
Other	(585)	(542)	(575)
Total Tier 1 capital	64,065	60,065	59,012
Tier 2 capital
Allowance for credit losses (4)	9,029	8,812	8,873
Qualifying debt (5)	11,495	11,115	10,288
Unrealized marketable equity securities gains (2)	279	129	180
Less: 50% investment in certain subsidiaries (3)	(41)	(38)	(36)
Total Tier 2 capital	20,762	20,018	19,305
Total capital (Tier 1 and Tier 2)	$84,827	$80,083	$78,317
Risk-adjusted assets (6)	$710,359	$692,398	$696,339

(1)          The decrease in minority interest during the first quarter reflects the redemption of $500 million of REIT preferred stock.

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

(6)          Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $33.2 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of June 30, 2003, compared to $31.4 billion as of March 31, 2003 and $31.5 billion as of December 31, 2002.  Market risk-equivalent assets included in risk-adjusted assets amounted to $33.1 billion at June 30, 2003 and $34.7 billion at March 31, 2003 and $30.6 billion at December 31, 2002.  Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

Common stockholders’ equity increased a net $6.9 billion during the first six months of 2003 to $92.2 billion at June 30, 2003, representing 7.77% of assets, compared to $85.3 billion and 7.78% at year-end 2002.  The increase in common stockholders’ equity during the first six months of 2003 principally reflected net income of $8.4 billion, $1.8 billion related to the issuance of shares pursuant to employee benefit plans and other activity and $1.1 billion related to the after-tax net change in equity from nonowner sources, offset by dividends declared on common stock of $2.1 billion, treasury stock acquired of $1.5 billion and $0.8 billion related to the net issuance of restricted and deferred stock.  The decrease in the common stockholders’ equity ratio during the first six months of 2003 reflected the above items, and was offset by the increase in total assets.

On March 3, 2003, Citigroup and Citigroup Global Markets Holdings Inc. (CGMHI) redeemed, for cash, all of the Trust Preferred securities of Citigroup Capital IV and SSBH Capital I, respectively, at the redemption price of $25 per Preferred security plus any accrued interest and unpaid distributions thereon.  On March 3, 2003, Citigroup redeemed the Series Q and R Preferred Stock.

The total mandatorily redeemable securities of subsidiary trusts (trust securities) which qualify as Tier 1 capital at June 30, 2003 and December 31, 2002 were $6.718 billion and $6.152 billion, respectively.  The amount outstanding at June 30, 2003 includes $5.615 billion of parent-obligated securities and $1.103 billion of subsidiary-obligated securities, and at December 31, 2002 includes $4.657 billion of parent-obligated securities and $1.495 billion of subsidiary-obligated securities.  The continued consolidation of the Issuer Trusts and the appropriate balance sheet classification of trust preferred securities is currently under review pursuant to FIN 46.  Although the Federal Reserve Board has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital, it is possible that a change may result in these securities’ qualifying for Tier 2 capital rather than Tier 1 capital.  If Tier 2 capital treatment had been required at June 30, 2003, Citigroup would remain “well capitalized” under the Federal bank regulatory agencies definitions.

Citigroup’s subsidiary depository institutions in the United States are subject to the risk-based capital guidelines issued by their respective primary Federal bank regulatory agencies, which are generally similar to the FRB’s guidelines.  At June 30, 2003, all of Citigroup’s subsidiary depository institutions were “well capitalized” under the Federal bank regulatory agencies’ definitions.

The Basel Committee on Banking Supervision, consisting of central banks and bank supervisors from 13 countries, is developing a new set of risk based capital standards, on which it has received significant input from Citigroup and other major banking organizations.  The Basel Committee intends to finalize the capital standards by the fourth quarter of 2003 and implement a new framework by year-end 2006.  The U.S. banking regulators issued an advance notice of proposed rule making in July 2003 to address issues in advance of issuing their proposed rules incorporating the new Basel standards.  The final version of these rules will apply to Citigroup and other large U.S. banks and bank holding companies.  Citigroup is assessing the impact of the proposed new capital standards, participating in efforts to refine the standards and monitoring the progress of the Basel initiative.

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

Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions.  Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.  This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act.  See “Forward-Looking Statements” on page 34.

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

Each Country Treasurer must prepare a funding and liquidity plan at least annually, reviewed by the country ALCO and approved by the Regional Market Risk Manager.  It is also reviewed by the Citigroup Corporate Treasurer and approved by the independent Senior Treasury Risk Officer. The liquidity profile is monitored on a daily basis by the local Treasurer and independent risk management.  Limits are established on the extent to which businesses in a country can take liquidity risk. The size of the limit depends on the size of the balance sheet, depth of the market, experience level of local management, the stability of the liabilities, and liquidity of the assets.  Finally, the limits are subject to the evaluation of the entities’ stress test results.  Generally, limits are established such that in stress scenarios, entities need to be self-funded or providers of liquidity to Citicorp.

Regional Market Risk Managers have responsibility for monitoring liquidity risk across a number of countries within a defined geography. They are also available for consultation and special approvals, especially in unusual or volatile market conditions.

Citicorp’s assets and liabilities are diversified across many currencies, geographic areas, and businesses. Particular attention is paid to those businesses which for tax, sovereign risk, or regulatory reasons cannot be freely and readily funded in the international markets.

A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp’s deposits, which represent 60% of total funding at June 30, 2003 and December 31, 2002, are broadly diversified by both geography and customer segments.

Stockholder’s equity, which grew $2.2 billion during the first six months of 2003 to $75.7 billion at June 30, 2003, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the second quarter was $82.6 billion, compared with $78.4 billion at year-end 2002.

Asset securitization programs remain an important source of liquidity.  Loans securitized and sold during the first six months of 2003 included $9.6 billion of U.S. credit cards and $28.9 billion of U.S. consumer mortgages.  As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp’s balance sheet and become available for asset securitization.  In the 2003 second quarter, the scheduled amortization of certain credit card securitization transactions made available $3.4 billion of new receivables.  In addition, at least $6.9 billion of credit card securitization transactions are scheduled to amortize during 2003.

Citicorp is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates.  There are various legal limitations on the extent to which Citicorp’s banking subsidiaries may extend credit, pay dividends or otherwise supply funds to Citicorp.  The approval of the Office of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed net profits (as defined) for that year combined with its retained net profits for the preceding two years.  In addition, dividends for such a bank may not be paid in excess of the bank’s undivided profits.  State-chartered bank subsidiaries are subject to dividend limitations imposed by applicable state law.

As of June 30, 2003, Citicorp’s national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies, without regulatory approval, of approximately $5.9 billion.  In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the Federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings.  Consistent with these considerations, Citicorp estimates that, as of June 30, 2003, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $4.7 billion of the available $5.9 billion.

Citicorp also receives dividends from its nonbank subsidiaries.  These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency’s regulations.

Citicorp is subject to risk-based capital and leverage guidelines issued by the FRB.

Citicorp Ratios

	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002
Tier 1 capital	8.40%	8.51%	8.11%
Total capital (Tier 1 and Tier 2)	12.61%	12.81%	12.31%
Leverage (1)	6.44%	6.68%	6.82%
Common stockholders’ equity	9.97%	10.08%	10.11%

(1)          Tier 1 capital divided by adjusted average assets.

Citicorp maintained a strong capital position during the second quarter of 2003.  Total capital (Tier 1 and Tier 2) amounted to $69.9 billion at June 30, 2003, representing 12.61% of risk-adjusted assets. This compares with $70.3 billion and 12.81% at March 31, 2003 and $68.7 billion and 12.31% at December 31, 2002.  Tier 1 capital of $46.6 billion at June 30, 2003 represented 8.40% of risk-adjusted assets, compared with $46.7 billion and 8.51% at March 31, 2003 and $45.3 billion and 8.11% at December 31, 2002.  The Tier 1 capital ratio at June 30, 2003 was above Citicorp’s target range of 8.00% to 8.30%.

Citigroup Global Markets Holdings Inc. (CGMHI)

Citigroup Global Markets Holdings Inc.’s (formerly Salomon Smith Barney Holdings Inc.) total assets were $347 billion at June 30, 2003, compared to $292 billion at year-end 2002.  Due to the nature of CGMHI’s trading activities, it is not uncommon for asset levels to fluctuate from period to period.  CGMHI’s assets are financed through a number of sources including long- and short-term unsecured borrowings, financing transactions, and payables to brokers, dealers, and customers.  The highly liquid nature of these assets provides CGMHI with flexibility in financing and managing its business.  CGMHI monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for effective liquidity management, and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

CGMHI funds its operations through the use of secured and unsecured short-term borrowings, long-term borrowings and its equity.  Secured short-term financing, including repurchase agreements and secured loans, is CGMHI’s principal funding source.  Unsecured short-term borrowings provide a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive funding source.  Sources of short-term unsecured borrowings include commercial paper, unsecured bank borrowings and letters of credit, deposit liabilities, promissory notes, and corporate loans.

CGMHI has a $4.8 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks.  Commitments under this facility terminate in May 2004.  Any borrowings under this facility would mature in May 2006.  CGMHI also has a $125 million committed uncollateralized 364-day facility with an unaffiliated bank that extends through May 2004, with any borrowings under this facility maturing in May 2005, and a $100 million 364-day collateralized facility that extends through December 2003.  CGMHI may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate), and compensates the banks for these facilities through facility fees.  At June 30, 2003, there were no outstanding borrowings under these facilities.  CGMHI also has committed long-term financing facilities of $1.7 billion with unaffiliated banks which were fully drawn at June 30, 2003.  A bank can terminate its facility by giving CGMHI prior notice (generally one year).  CGMHI compensates the banks for the facilities through facility fees.  Under all of these facilities, CGMHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements).  At June 30, 2003, this requirement was exceeded by approximately $6.0 billion.  CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists.  These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI’s short-term requirements.

Unsecured term debt is a significant component of CGMHI’s long-term capital.  Long-term debt totaled $27.6 billion at June 30, 2003 and $28.9 billion at December 31, 2002.  CGMHI utilizes interest rate swaps to convert the majority of its fixed-rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations.  Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

CGMHI’s borrowing relationships are with a broad range of banks, financial institutions and other firms from which it draws funds.  The volume of borrowings generally fluctuates in response to changes in the level of financial instruments, commodities and contractual commitments, customer balances, the amount of reverse repurchase transactions outstanding, and securities borrowed transactions.  As CGMHI’s activities increase, borrowings generally increase to fund the additional activities.  Availability of financing can vary depending upon market conditions, credit ratings, and the overall availability of credit to the securities industry.  CGMHI seeks to expand and diversify its funding mix as well as its creditor sources.  Concentration levels for these sources, particularly for short-term lenders, are closely monitored both in terms of single investor limits and daily maturities.

CGMHI monitors liquidity and maintains sufficient capital by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments.  CGMHI’s liquidity management process includes a contingency funding plan designed to ensure adequate liquidity even if access to unsecured funding sources is severely restricted or unavailable.  This plan is reviewed periodically to keep the funding options current and in line with market conditions.  The management of this plan includes an analysis that is utilized to determine the ability to withstand varying levels of stress, which could impact CGMHI’s liquidation horizons and required margins.  In addition, CGMHI monitors its leverage and capital ratios on a daily basis.

The Travelers Insurance Company (TIC)

At June 30, 2003, TIC had $41.1 billion of life and annuity product deposit funds and reserves.  Of that total, $22.9 billion is not subject to discretionary withdrawal based on contract terms.  The remaining $18.2 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder.  Included in the amount that is subject to discretionary withdrawal is $6.6 billion of liabilities that is surrenderable with market value adjustments.  Also included is an additional $5.8 billion of the life insurance and individual annuity liabilities which is subject to discretionary withdrawals and an average surrender charge of 4.76%.  In the payout phase, these funds are credited at significantly reduced interest rates.  The remaining $5.8 billion of liabilities is surrenderable without charge.  Approximately 9.7% of this relates to individual life products.  These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders.  Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans, and related accrued interest prior to payout.

TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department.  A maximum of $966 million of statutory surplus is available by the end of the year 2003 for such dividends without the prior approval of the Connecticut Insurance Department, of which $163 million was paid during the first six months of 2003.

Insurance Industry — Risk-Based Capital

The National Association of Insurance Commissioners (NAIC) adopted risk-based capital (RBC) requirements for life insurance companies and for property and casualty insurance companies.  The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action.  At June 30, 2003 and December 31, 2002, all of Citigroup’s life companies had adjusted capital in excess of amounts requiring Company or any regulatory action.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2003	2002	2003	2002
Revenues
Loan interest, including fees	$9,312	$9,517	$18,782	$18,676
Other interest and dividends	4,776	5,483	9,651	10,427
Insurance premiums	839	931	1,664	1,711
Commissions and fees	4,049	4,105	7,749	8,033
Principal transactions	1,311	1,270	2,913	2,883
Asset management and administration fees	1,354	1,377	2,605	2,697
Realized gains (losses) from sales of investments	188	(190)	350	(160)
Other revenue	2,011	1,108	3,325	1,988
Total revenues	23,840	23,601	47,039	46,255
Interest expense	4,486	5,608	9,149	10,464
Total revenues, net of interest expense	19,354	17,993	37,890	35,791

Benefits, claims, and credit losses
Policyholder benefits and claims	901	925	1,772	1,728
Provision for credit losses	2,186	2,057	4,239	4,616
Total benefits, claims, and credit losses	3,087	2,982	6,011	6,344

Operating expenses
Non-insurance compensation and benefits	5,544	4,979	10,850	10,069
Insurance underwriting, acquisition, and operating	265	233	529	502
Restructuring-related items	(1)	(40)	(14)	6
Other operating expenses	4,163	3,975	8,158	7,626
Total operating expenses	9,971	9,147	19,523	18,203

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change	6,296	5,864	12,356	11,244
Provision for income taxes	1,956	2,017	3,875	3,896
Minority interest, net of income taxes	41	18	79	35

Income from continuing operations before cumulative effect of accounting change	4,299	3,829	8,402	7,313

Discontinued operations
Income from discontinued operations	—	359	—	814
Gain on sale of stock by subsidiary	—	—	—	1,270
Provision for income taxes	—	104	—	423
Income from discontinued operations, net	—	255	—	1,661
Cumulative effect of accounting change, net	—	—	—	(47)
Net income	$4,299	$4,084	$8,402	$8,927
Basic Earnings Per Share
Income from continuing operations	$0.84	$0.75	$1.64	$1.42
Income from discontinued operations, net	—	0.05	—	0.33
Cumulative effect of accounting change, net	—	—	—	(0.01)
Net income	$0.84	$0.80	$1.64	$1.74
Weighted average common shares outstanding	5,085.5	5,096.7	5,090.2	5,103.6
Diluted Earnings Per Share
Income from continuing operations	$0.83	$0.73	$1.62	$1.40
Income from discontinued operations, net	—	0.05	—	0.32
Cumulative effect of accounting change, net	—	—	—	(0.01)
Net income	$0.83	$0.78	$1.62	$1.71
Adjusted weighted average common shares outstanding	5,184.0	5,185.8	5,176.4	5,197.8

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

In millions of dollars	June 30, 2003	December 31, 2002 (1)
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$21,816	$17,326
Deposits at interest with banks	18,785	16,382
Federal funds sold and securities borrowed or purchased under agreements to resell	167,260	139,946
Brokerage receivables	43,955	25,358
Trading account assets (including $39,218 and $36,975 pledged to creditors at June 30, 2003 and December 31, 2002, respectively)	174,324	155,208
Investments (including $12,523 and $11,092 pledged to creditors at June 30, 2003 and December 31, 2002, respectively)	189,000	169,513
Loans, net of unearned income
Consumer	329,695	337,681
Corporate	108,876	110,124
Loans, net of unearned income	438,571	447,805
Allowance for credit losses	(11,567)	(11,501)
Total loans, net	427,004	436,304
Goodwill	26,960	26,961
Intangible assets	7,792	8,509
Reinsurance recoverables	4,431	4,356
Separate and variable accounts	24,268	22,118
Other assets	81,440	75,209
Total assets	$1,187,035	$1,097,190

Liabilities
Non-interest-bearing deposits in U.S. offices	$26,579	$29,545
Interest-bearing deposits in U.S. offices	146,178	141,787
Non-interest-bearing deposits in offices outside the U.S.	23,165	21,422
Interest-bearing deposits in offices outside the U.S.	252,062	238,141
Total deposits	447,984	430,895
Federal funds purchased and securities loaned or sold under agreements to repurchase	172,864	162,643
Brokerage payables	45,779	22,024
Trading account liabilities	101,998	91,426
Contractholder funds and separate and variable accounts	53,363	49,331
Insurance policy and claims reserves	16,714	16,350
Investment banking and brokerage borrowings	20,782	21,353
Short-term borrowings	32,949	30,629
Long-term debt	131,350	126,927
Other liabilities	63,233	52,742
Citigroup or subsidiary obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of
— Parent	5,615	4,657
— Subsidiary	1,103	1,495
Total liabilities	1,093,734	1,010,472

Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	1,125	1,400
Common stock ($.01 par value; authorized shares: 15 billion), issued shares — 5,477,416,254 at June 30, 2003 and at December 31, 2002	55	55
Additional paid-in capital	17,412	17,381
Retained earnings	87,698	81,403
Treasury stock, at cost: June 30, 2003 — 326,582,882 shares and December 31, 2002 — 336,734,631 shares	(11,384)	(11,637)
Accumulated other changes in equity from nonowner sources	904	(193)
Unearned compensation	(2,509)	(1,691)
Total stockholders’ equity	93,301	86,718
Total liabilities and stockholders’ equity	$1,187,035	$1,097,190

(1)          Reclassified to conform to the current period’s presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended June 30,
In millions of dollars, except shares in thousands	2003	2002
Preferred stock at aggregate liquidation value
Balance, beginning of period	$1,400	$1,525
Redemption or retirement of preferred stock	(275)	(125)
Balance, end of period	1,125	1,400
Common stock and additional paid-in capital
Balance, beginning of period	17,436	23,251
Employee benefit plans	57	602
Other	(26)	17
Balance, end of period	17,467	23,870
Retained earnings
Balance, beginning of period	81,403	69,803
Net income	8,402	8,927
Common dividends (1)	(2,070)	(1,764)
Preferred dividends	(37)	(42)
Balance, end of period	87,698	76,924
Treasury stock, at cost
Balance, beginning of period	(11,637)	(11,099)
Issuance of shares pursuant to employee benefit plans	1,796	900
Treasury stock acquired	(1,531)	(2,430)
Other	(12)	5
Balance, end of period	(11,384)	(12,624)
Accumulated other changes in equity from nonowner sources
Balance, beginning of period	(193)	(844)
Net change in unrealized gains and losses on investment securities, after-tax	1,689	(111)
Net change for cash flow hedges, after-tax	28	480
Net change in foreign currency translation adjustment, after-tax	(620)	(1,251)
Balance, end of period	904	(1,726)
Unearned compensation
Balance, beginning of period	(1,691)	(1,389)
Net issuance of restricted and deferred stock	(818)	(740)
Balance, end of period	(2,509)	(2,129)
Total common stockholders’ equity (shares outstanding: 5,150,833 in 2003 and 5,118,062 in 2002	92,176	84,315
Total stockholders’ equity	$93,301	$85,715
Summary of changes in equity from nonowner sources
Net income	$8,402	$8,927
Other changes in equity from nonowner sources, after-tax	1,097	(882)
Total changes in equity from nonowner sources	$9,499	$8,045

(1)          Common dividends declared were 20 cents per share in the first and second quarters of 2003 and 16 cents per share and 18 cents per share in the first and second quarters of 2002, respectively.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In millions of dollars	2003	2002
Cash flows from operating activities of continuing operations
Net income	$8,402	$8,927
Income from discontinued operations, net of tax	—	600
Gain on sale of stock by subsidiary, net of tax	—	1,061
Cumulative effect of accounting change	—	(47)
Income from continuing operations	$8,402	$7,313
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	266	180
Additions to deferred policy acquisition costs	(430)	(442)
Depreciation and amortization	775	717
Provision for credit losses	4,239	4,616
Change in trading account assets	(19,116)	(19,181)
Change in trading account liabilities	10,572	6,198
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(27,314)	(13,575)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	11,721	17,891
Change in brokerage receivables net of brokerage payables	5,158	2,389
Change in insurance policy and claims reserves	364	362
Net realized gains from sales of investments	(350)	160
Venture capital activity	(32)	333
Restructuring-related items	(14)	6
Other, net	7,509	1,668
Total adjustments	(6,652)	1,322
Net cash provided by operating activities of continuing operations	1,750	8,635
Cash flows from investing activities of continuing operations
Change in deposits at interest with banks	(2,403)	2,448
Change in loans	(8,537)	(18,604)
Proceeds from sales of loans	10,533	7,117
Purchases of investments	(120,422)	(247,077)
Proceeds from sales of investments	60,625	206,918
Proceeds from maturities of investments	44,273	26,141
Other investments, primarily short-term, net	350	(78)
Capital expenditures on premises and equipment	(1,435)	(598)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	565	657
Business acquisitions	—	(2,682)
Net cash used in investing activities of continuing operations	(16,451)	(25,758)
Cash flows from financing activities of continuing operations
Dividends paid	(2,107)	(1,806)
Issuance of common stock	285	291
Issuance of mandatorily redeemable securities of parent trust	1,100	—
Redemption of mandatorily redeemable securities of parent trust	(200)	(400)
Redemption of mandatorily redeemable securities of subsidiary trust	(400)	—
Redemption of preferred stock, net	(275)	(125)
Treasury stock acquired	(1,531)	(2,430)
Stock tendered for payment of withholding taxes	(294)	(350)
Issuance of long-term debt	24,284	14,033
Payments and redemptions of long-term debt	(22,037)	(21,504)
Change in deposits	17,089	20,353
Change in short-term borrowings and investment banking and brokerage borrowings	1,749	2,023
Contractholder fund deposits	4,203	4,952
Contractholder fund withdrawals	(2,884)	(2,914)
Net cash provided by financing activities of continuing operations	18,982	12,123
Effect of exchange rate changes on cash and cash equivalents	209	87
Discontinued operations
Net cash used in discontinued operations	—	(9)
Proceeds from sale of stock by subsidiary	—	4,093
Change in cash and due from banks	4,490	(829)
Cash and due from banks at beginning of period	17,326	18,515
Cash and due from banks at end of period	$21,816	$17,686
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$2,766	$4,114
Cash paid during the period for interest	$8,278	$10,503
Non-cash investing activities
Transfers to repossessed assets	$553	$495

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2003 and for the three- and six-month periods ended June 30, 2003 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup’s 2002 Annual Report on Form 10-K.

Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but is not required for interim reporting purposes, has been condensed or omitted.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

2.    Accounting Changes

Stock-Based Compensation

On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), prospectively to all awards granted, modified, or settled after January 1, 2003.  The prospective method is one of the adoption methods provided for under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” issued in December 2002.   SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Similar to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the alternative method of accounting, an offsetting increase to stockholders’ equity under SFAS 123 is recorded equal to the amount of compensation expense charged.  Earnings per share dilution is recognized as well.

Had the Company applied SFAS 123 in accounting for the Company’s stock option plans for all options granted, net income and net income per share would have been the pro forma amounts indicated below:

		Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts		2003	2002	2003	2002
Compensation expense related to stock option plans, net of tax	As reported	$20	$—	$33	$—
	Pro forma	88	132	182	234

	As reported	$4,299	$4,084	$8,402	$8,927
Net income	Pro forma	4,231	3,952	8,253	8,693

	As reported	$0.84	$0.80	$1.64	$1.74
Basic earnings per share	Pro forma	0.83	0.77	1.61	1.69

	As reported	$0.83	$0.78	$1.62	$1.71
Diluted earnings per share	Pro forma	0.82	0.75	1.59	1.66

The Company has made changes to various stock-based compensation plan provisions for awards granted in 2003.  For example, the vesting period and the term of stock options granted after 2002 have been shortened to three and six years, respectively.  In addition, the sale of underlying shares acquired through the exercise of options granted in 2003 is restricted for a two-year period.  The Company continues its existing stock ownership commitment for senior executives, which requires executives to retain at least 75% of the shares they own and acquire from the Company, subject to certain minimum ownership guidelines, over the term of their employment.  Original option grants in 2003 and thereafter will not have a reload feature; however, previously granted options will retain that feature.  Other changes may also be made that may impact the expense recognized under SFAS 123.

Costs Associated with Exit or Disposal Activities

On January 1, 2003, Citigroup adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).  SFAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred.  Previous generally accepted accounting principles provided for the recognition of such costs at the date of management’s commitment to an exit plan.  In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows.  The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002.   The impact of adopting of SFAS 146 was not material.

Consolidation of Variable Interest Entities

In January 2003, the FASB released FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  This Interpretation changes the method of determining whether certain entities, including securitization entities, should be included in the Company’s Consolidated Financial Statements.  An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity.  All other entities are evaluated for consolidation under SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries.”  A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

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

The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis.  The Company previously reported that the implementation of FIN 46 could increase both assets and liabilities by $55 billion.  However, the Company has since restructured certain VIEs that enables them to meet the criteria for non-consolidation.  At this time, it is anticipated that the effect on the Company’s Consolidated Statement of Financial Position could be an increase of approximately $5 billion to both assets and liabilities.  As we continue to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company.

Guarantees and Indemnifications

On January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized.  The impact of adopting FIN 45 was not material.

Business Combinations, Goodwill and Other Intangible Assets

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS No. 141) and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), as required for goodwill and indefinite-lived intangible assets resulting from business combinations consummated after June 30, 2001.  The new rules require that all business combinations consummated after June 30, 2001 be accounted for under the purchase method.  The nonamortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001.

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

Impairment or Disposal of Long-Lived Assets

On January 1, 2002, Citigroup adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), when the rule became effective for calendar year companies.  SFAS 144 establishes additional criteria as compared to existing generally accepted accounting principles to determine when a long-lived asset is held-for-sale.  It also broadens the definition of “discontinued operations,” but does not allow for the accrual of future operating losses, as was previously permitted.  The impact of adopting SFAS 144 was not material.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149).  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133.  In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial statements.

Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).  SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, and is not expected to have a material impact on the Company’s financial statements.

3.    Business Developments and Combinations

Acquisition of Sears’ Credit Card Business

On July, 15, 2003, Citigroup announced that it will acquire Sears’ $29 billion Credit Card business (the 8th largest portfolio in the U.S.) of private label and bankcard credit card receivables in a transaction in which Citigroup will pay a 10% premium or approximately $3 billion at closing.  The acquisition will also include Sears’ Financial Products business and credit card facilities with approximately 8,300 employees (5,800 full-time employees).  In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company’s businesses, products and services.  The transaction is expected to close by year-end, subject to applicable regulatory approvals.

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

Goodwill

During the second quarters and six months of 2003 and 2002 no goodwill was impaired or written off.  The Company recorded goodwill of $41 million during the 2002 second quarter and $74 million during the 2002 first quarter in connection with the consumer finance acquisitions of Marafuku Co., Ltd. and Taihei Co., Ltd., respectively, in Japan.  Additionally, in the 2002 first quarter, Banamex completed the purchase of the remaining 48% interest in Seguros Banamex, a life insurance business, and Afore Banamex, a pension fund management business, from AEGON for $1.24 billion which resulted in additional goodwill of $1.14 billion in the Global Investment Management segment.  Intangible assets amortization expense was $292 million and $206 million for the three months ended June 30, 2003 and 2002, respectively, and $588 million and $410 million for the six months ended June 30, 2003 and 2002, respectively.

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

On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in TPC (the distribution). This non-cash distribution was tax-free to Citigroup, its stockholders and TPC. The distribution was treated as a dividend to stockholders for accounting purposes.  Following the distribution, Citigroup was a holder of approximately 9.9% of TPC’s outstanding equity securities which are carried at fair value in the Proprietary Investment Activities segment and classified as available-for-sale within Investments on the Consolidated Statement of Financial Position.  Citigroup has agreed to divest these securities within five years of the distribution.

Following the August 20, 2002 distribution, the results of TPC were reported in the Company’s Consolidated Statements of Income and Cash Flows separately as discontinued operations.  TPC represented the primary vehicle by which Citigroup engaged in the property and casualty insurance business.

Summarized financial information for discontinued operations for the three- and six-month periods ended June 30, 2002 were as follows:

In millions of dollars	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Total revenues, net of interest expense	$3,280	$6,477

Income from discontinued operations	359	814
Gain on sale of stock by subsidiary	—	1,270
Provision for income taxes	104	423
Income from discontinued operations, net	$255	$1,661

5.    Business Segment Information

The following table presents certain information regarding the Company’s continuing operations by industry segments:

	Total Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes		Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Change (1)		Identifiable Assets
	Three Months Ended June 30,						June 30,	Dec. 31,
In millions of dollars, except identifiable assets in billions	2003	2002	2003	2002	2003	2002	2003	2002
Global Consumer	$10,060	$9,199	$1,026	$1,058	$2,294	$1,946	$403	$390
Global Corporate and Investment Bank	5,429	5,077	593	673	1,340	1,318	619	558
Private Client Services	1,449	1,551	112	128	181	223	13	13
Global Investment Management	2,094	1,937	178	159	432	371	125	112
Proprietary Investment Activities	168	(49)	32	(36)	27	(70)	9	9
Corporate/Other	154	278	15	35	25	41	18	15
Total	$19,354	$17,993	$1,956	$2,017	$4,299	$3,829	$1,187	$1,097

	Total Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes		Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Change (1)
	Six Months Ended June 30,
In millions of dollars	2003	2002	2003	2002	2003	2002
Global Consumer	$19,967	$18,225	$2,097	$2,034	$4,472	$3,697
Global Corporate and Investment Bank	10,512	10,213	1,206	1,234	2,739	2,443
Private Client Services	2,776	3,058	209	253	338	440
Global Investment Management	4,088	3,848	314	357	898	795
Proprietary Investment Activities	262	62	40	(11)	27	(35)
Corporate/Other	285	385	9	29	(72)	(27)
Total	$37,890	$35,791	$3,875	$3,896	$8,402	$7,313

(1)          Results in the 2003 second quarter and six-month period include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.1 billion and $4.2 billion, in Global Corporate and Investment Bank of $298 million and $414 million, in Global Investment Management of $724 million and $1.4 billion, respectively, in Proprietary Investment Activities of $1 million in both periods and in Private Client Services of $1 million in the six-month period.  The 2002 second quarter and six-month period results reflect pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.0 billion and $4.2 billion, in Global Corporate and Investment Bank of $265 million and $833 million, in Global Investment Management of $735 million and $1.4 billion, in Corporate/Other of ($9) million and ($19) million, respectively, and in Private Client Services of $2 million in both periods.

6.    Investments

In millions of dollars	June 30, 2003	December 31, 2002
Fixed maturities, primarily available-for-sale at fair value	$171,505	$151,620
Equity securities, primarily at fair value	7,469	7,791
Venture capital, at fair value	3,771	3,739
Short-term and other	6,255	6,363
	$189,000	$169,513

The amortized cost and fair value of investments in fixed maturities and equity securities at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003				December 31, 2002 (1)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities held to maturity (2)	$75	$—	$—	$75	$79	$79

Fixed maturity securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. Federal agencies	$37,324	$786	$23	$38,087	$32,862	$33,774
U.S. Treasury and Federal agencies	30,251	621	58	30,814	26,049	26,449
State and municipal	7,280	664	7	7,937	6,847	7,354
Foreign government	45,596	1,001	54	46,543	43,942	44,238
U.S. corporate	27,232	1,942	510	28,664	27,000	27,173
Other debt securities	18,702	808	125	19,385	12,221	12,553
	166,385	5,822	777	171,430	148,921	151,541
Total fixed maturities	$166,460	$5,822	$777	$171,505	$149,000	$151,620
Equity securities (3)	$6,849	$708	$88	$7,469	$7,390	$7,791

(1)          At December 31, 2002, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $4.539 billion and $1.518 billion, respectively.

(2)          Recorded at amortized cost.

(3)          Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

The following table presents venture capital investment gains and losses:

	Six Months Ended June 30,
In millions of dollars	2003	2002
Net realized investment gains	$156	$172
Gross unrealized gains	246	298
Gross unrealized (losses)	(195)	(239)
Net realized and unrealized gains	$207	$231

7.    Trading Account Assets and Liabilities

Trading account assets and liabilities at market value consisted of the following:

In millions of dollars	June 30, 2003	December 31, 2002
Trading Account Assets
U.S. Treasury and Federal agency securities	$37,064	$35,369
State and municipal securities	6,349	5,195
Foreign government securities	19,304	16,440
Corporate and other debt securities	41,219	33,064
Derivative and other contractual commitments (1)	40,318	37,530
Equity securities	15,974	12,994
Mortgage loans and collateralized mortgage securities	8,317	7,924
Other	5,779	6,692
	$174,324	$155,208
Trading Account Liabilities
Securities sold, not yet purchased	$63,068	$50,476
Derivative and other contractual commitments (1)	38,930	40,950
	$101,998	$91,426

(1)          Net of master netting agreements and securitization.

8.    Debt

Investment banking and brokerage borrowings consisted of the following:

In millions of dollars	June 30, 2003	December 31, 2002
Commercial paper	$15,700	$18,293
Bank borrowings	1,123	620
Other	3,959	2,440
	$20,782	$21,353

Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

In millions of dollars	June 30, 2003	December 31, 2002
Commercial paper
Citigroup Inc.	$498	$367
Citicorp and Subsidiaries	12,888	16,487
	13,386	16,854
Other short-term borrowings	19,563	13,775
	$32,949	$30,629

Long-term debt, including its current portion, consisted of the following:

In millions of dollars	June 30, 2003	December 31, 2002
Citigroup Inc.	$58,090	$44,357
Citicorp and Subsidiaries	45,648	53,683
Citigroup Global Markets Holdings Inc.	27,603	28,876
Travelers Insurance Company	9	11
	$131,350	$126,927

9.    Restructuring-Related Items

	Restructuring Initiatives
In millions of dollars	2002	2001	Total

Original charges (1)	$65	$448	$513

Acquisitions during: (2)
2002	186	—	186
2001	—	112	112
	186	112	298

Utilization during: (3)
Second quarter 2003	(88)	(5)	(93)
First quarter 2003	(46)	(7)	(53)
2002	(68)	(116)	(184)
2001	—	(352)	(352)
	(202)	(480)	(682)

Other	(2)	(48)	(50)
Reserve balance at June 30, 2003	$47	$32	$79

(1)          Includes restructuring charges of $2 million related to discontinued operations in 2001.  See Note 4 to the Unaudited Consolidated Financial Statements.

(2)          Represents additions to restructuring liabilities arising from acquisitions.

(3)          Utilization amounts include translation effects on the restructuring reserve.

There were no restructuring charges during the first six months of 2003.  During 2002, Citigroup recorded restructuring charges of $65 million.  Of the $65 million, $42 million was recorded in the first quarter of 2002 related to the downsizing of Global Consumer and GCIB operations in Argentina, and $23 million was recorded in the fourth quarter of 2002 related to the acquisition of GSB and the integration of its operations within the Global Consumer business.  In addition, a restructuring reserve of $186 million was recognized in the fourth quarter of 2002 as a liability in the purchase price allocation of GSB related to the integration of operations and operating platforms.  These restructuring initiatives are expected to be implemented this year.  The 2002 reserves included $150 million related to employee severance and $101 million related to exiting leasehold and other contractual obligations.

The 2002 reserves included $108 million of employee severance related to the GSB acquisition reflecting the cost of eliminating approximately 2,700 positions in Citigroup’s Global Consumer business in the United States.  The 2002 restructuring reserve utilization of $202 million was related to severance and other costs which were paid in cash, including $88 million and $134 million in the second quarter and first six months of 2003, respectively.  Through June 30, 2003, approximately 1,420 gross staff positions have been eliminated in connection with the GSB acquisition, including approximately 890 and 1,320 in the second quarter and first six months of 2003, respectively.

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

The $423 million related to employee severance reflects the cost of eliminating approximately 12,500 positions, including 4,200 in Citigroup’s Global Consumer business and 3,600 in Banamex related to the acquisition, and 1,300 in the Global Consumer business and 3,400 in the GCIB business related to other restructuring initiatives. Approximately 3,200 of these positions were in the United States.

Through June 30, 2003, the 2001 restructuring reserve utilization included $65 million of asset impairment charges as well as $415 million of severance and other costs (of which $341 million of employee severance and $37 million of leasehold and other exit costs have been paid in cash and $37 million is legally obligated), together with translation effects.  Utilization of the 2001 restructuring reserve in the 2003 second quarter and six months were $5 million and $12 million, respectively.  Through June 30, 2003, approximately 12,900 gross staff positions have been eliminated under these programs, including approximately 100 and 150 in the second quarter and first six months of 2003, respectively.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant.  The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) were recognized.  There were no accelerated depreciation charges recognized in the second quarter and first six months of 2003.  However, $4 million and $9 million were recognized in the second quarter and first six months of 2002, respectively.

Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge.  Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during the second quarter of 2003 resulted in a reduction of the reserve for prior restructuring initiatives of $1 million.  Changes in estimates during the first quarter of 2003 resulted in a reduction of the reserve for 2001 restructuring initiatives of $3 million and a reduction of reserves for prior restructuring initiatives of $10 million.  Changes in estimates during the second quarter of 2002 resulted in a reduction of the reserve for 2001 restructuring initiatives of $6 million and a reduction of reserves for prior restructuring initiatives of $37 million.

Additional information about restructuring-related items, including the business segments affected, can be found in Citigroup’s 2002 Annual Report on Form 10-K.

10.    Changes in Equity from Nonowner Sources

Changes in each component of “Accumulated Other Changes in Equity from Nonowner Sources” for the three- and six-month periods ended June 30, 2003 are as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Changes in Equity from Nonowner Sources

Balance, December 31, 2002	$1,957	$(3,392)	$1,242	$(193)

Unrealized gains on investment securities, after-tax (1)	316	—	—	316
Less: Reclassification adjustment for gains included in net income, after-tax (1)	(105)	—	—	(105)
Foreign currency translation adjustment, after-tax (2)	—	(897)	—	(897)
Cash flow hedges, after-tax	—	—	(176)	(176)
Period change	211	(897)	(176)	(862)

Balance, March 31, 2003	2,168	(4,289)	1,066	(1,055)

Unrealized gains on investment securities, after-tax (3)	1,600	—	—	1,600
Less: Reclassification adjustment for gains included in net income, after-tax (3)	(122)	—	—	(122)
Foreign currency translation adjustment, after-tax (4)	—	277	—	277
Cash flow hedges, after-tax	—	—	204	204
Current period change	1,478	277	204	1,959
Balance, June 30, 2003	$3,646	$(4,012)	$1,270	$904

(1)          Primarily reflects an increase in the investment portfolio due to incremental purchases and the impact of spread tightening on fixed income securities, partially offset by realized gains resulting from the sale of securities.

(2)          Reflects, among other items, the decline in the Mexican peso against the U.S. dollar and changes in related tax effects.

(3)          Primarily reflects an increase in the investment portfolio due to incremental purchases and the impact of declining interest rates coupled with spread tightening, partially offset by realized gains resulting from the sale of securities.

(4)          Reflects, among other items, the strengthening of the Mexican peso against the U.S. dollar.

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

The following table summarizes certain information related to the Company’s hedging activities for the three- and six-month periods ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2003	2002	2003	2002
Fair Value Hedges:
Hedge ineffectiveness recognized in earnings	$118	$122	$123	$94
Net gain (loss) excluded from assessment of effectiveness	(82)	4	(116)	(1)
Cash Flow Hedges:
Hedge ineffectiveness recognized in earnings	(12)	16	(14)	21
Amount excluded from assessment of effectiveness	3	—	5	—
Net Investment Hedges:
Net loss included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$(842)	$(1,091)	$(1,061)	$(1,151)

The accumulated other changes in equity from nonowner sources from cash flow hedges for the three- and six-month periods ended June 30, 2003 and 2002 can be summarized as follows (after-tax):

In millions of dollars	2003	2002
Balance at January 1,	$1,242	$168
Net gain (loss) from cash flow hedges	(12)	164
Net amounts reclassified to earnings	(164)	(99)
Balance at March 31,	$1,066	$233
Net gain from cash flow hedges	421	555
Net amounts reclassified to earnings	(217)	(140)
Balance at June 30,	$1,270	$648

12.   Earnings Per Share

The following reflects the income and share data used in the basic and diluted earnings per share computations for the three- and six-month periods ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2003	2002	2003	2002
Income from continuing operations before cumulative effect of accounting change	$4,299	$3,829	$8,402	$7,313
Discontinued operations	—	255	—	1,661
Cumulative effect of accounting change	—	—	—	(47)
Preferred dividends	(17)	(21)	(37)	(42)
Income available to common stockholders for basic EPS	4,282	4,063	8,365	8,885
Effect of dilutive securities	—	—	—	—
Income available to common stockholders for diluted EPS	$4,282	$4,063	$8,365	$8,885

Weighted average common shares outstanding applicable to basic EPS	5,085.5	5,096.7	5,090.2	5,103.6
Effect of dilutive securities:
Options	44.8	52.6	39.5	58.9
Restricted stock	52.5	35.4	45.5	34.2
Convertible securities	1.2	1.1	1.2	1.1
Adjusted weighted average common shares outstanding applicable to diluted EPS	5,184.0	5,185.8	5,176.4	5,197.8
Basic earnings per share
Income from continuing operations before cumulative effect of accounting change	$0.84	$0.75	$1.64	$1.42
Discontinued operations	—	0.05	—	0.33
Cumulative effect of accounting change	—	—	—	(0.01)
Net income	$0.84	$0.80	$1.64	$1.74
Diluted earnings per share
Income from continuing operations before cumulative effect of accounting change	$0.83	$0.73	$1.62	$1.40
Discontinued operations	—	0.05	—	0.32
Cumulative effect of accounting change	—	—	—	(0.01)
Net income	$0.83	$0.78	$1.62	$1.71

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

The Company also originates and sells first mortgage loans in the ordinary course of its mortgage banking activities.  The Company sells certain of these loans to the Government National Mortgage Association (GNMA) with the servicing rights retained.  GNMA has the primary recourse obligation on the individual loans; however, GNMA’s recourse obligation is capped at a fixed amount per loan.  Any losses above that fixed amount are borne by Citigroup as the seller/servicer.

The following table summarizes certain cash flows received from and paid to securitization trusts during the three months ended March 31, 2003 and 2002:

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
In billions of dollars	Credit Cards	Mortgages	Other (1)	Credit Cards	Mortgages	Other (1)
Proceeds from new securitizations	$2.5	$14.3	$2.6	$2.2	$9.2	$1.3
Proceeds from collections reinvested in new receivables	35.4	—	—	32.6	—	—
Servicing fees received	0.3	0.1	—	0.3	0.1	—
Cash flows received on retained interests and other net cash flows	1.0	—	—	0.9	0.1	—

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
In billions of dollars	Credit Cards	Mortgages	Other (1)	Credit Cards	Mortgages	Other (1)
Proceeds from new securitizations	$9.6	$26.2	$6.1	$5.7	$17.1	$2.3
Proceeds from collections reinvested in new receivables	69.1	—	—	65.9	—	—
Servicing fees received	0.6	0.1	—	0.6	0.2	—
Cash flows received on retained interests and other net cash flows	2.0	—	—	1.9	0.1	0.1

(1)                                  Other includes corporate debt securities, auto loans and other assets.

The Company recognized gains on securitizations of mortgages of $170 million and $42 million for the three-month periods ended June 30, 2003 and 2002, respectively, and $301 million and $60 million during the first six months of 2003 and 2002, respectively. In the second quarter and first six months of 2003 the Company recorded gains of $69 million and $215 million, respectively, related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations.  Gains recognized on the securitization of other assets during the second quarter of 2003 and 2002 were $17 million and $21 million, respectively, and $23 million and $40 million during the first six months of 2003 and 2002, respectively.

Key assumptions used for credit cards, mortgages and other assets during the three months ended June 30, 2003 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Credit Cards	Mortgages and Other (1)
Discount rate	10.0%	2.0 to 49.0%
Constant prepayment rate	17.46%	7.6 to 51.0%
Anticipated net credit losses	5.62%	.01%

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

At June 30, 2003, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

Key assumptions at June 30, 2003:	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Credit cards	10.0%	14.7 to 17.5%	4.8 to 5.6%
Mortgages	2.0 to 49.0%	5.0 to 51.0%	0.04 to 50.0%
Auto loans	15.0%	18.1 to 23.6%	10.2 to 18.8%

In millions of dollars	June 30, 2003
Carrying value of retained interests	$3,167
Discount rate
+10%	$(68)
+20%	(130)
Constant prepayment rate
+10%	$(222)
+20%	$(429)
Anticipated net credit losses
+10%	$(182)
+20%	$(364)

Managed Loans

After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts.  As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages.  The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at June 30, 2003 and December 31, 2002, and credit losses, net of recoveries, for the three- and six-month periods ended June 30, 2003 and 2002.

Credit Card Receivables

In billions of dollars	June 30, 2003	December 31, 2002
Principal amounts, at period end:
Total managed	$123.2	$130.2
Securitized amounts	(72.0)	(67.1)
Loans held-for-sale	(3.0)	(6.5)
On-balance sheet	$48.2	$56.6

In millions of dollars
Delinquencies, at period end:
Total managed	$2,313	$2,397
Securitized amounts	(1,385)	(1,285)
Loans held-for-sale	(58)	(121)
On-balance sheet	$870	$991

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2003	2002	2003	2002
Credit losses, net of recoveries:
Total managed	$1,887	$1,841	$3,719	$3,633
Securitized amounts	(1,159)	(989)	(2,183)	(1,924)
Loans held-for-sale	(49)	(92)	(127)	(170)
On-balance sheet	$679	$760	$1,409	$1,539

Servicing Rights

The fair value of capitalized mortgage loan servicing rights was $1.086 billion and $1.632 billion at June 30, 2003 and December 31, 2002, respectively.  The following table summarizes the changes in net capitalized mortgage servicing rights (MSR):

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2003	2002	2003	2002
Balance, beginning of period	$1,530	$1,314	$1,632	$1,173
Originations	128	134	331	242
Purchases	—	153	—	190
Amortization	(134)	(44)	(259)	(85)
Gain (loss) on change in MSR value (1)	(173)	(53)	(191)	24
Provision for impairment (2) (3)	(265)	(123)	(427)	(163)
Balance, end of period	$1,086	$1,381	$1,086	$1,381

(1)               The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with FAS 133.  The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)               The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value.  The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value.  The valuation allowance on MSRs was $910 million, $1.475 billion and $1.313 billion at June 30, 2003, March 31, 2003 and December 31, 2002, respectively, and $316 million, $193 million and $153 million at June 30, 2002, March 31, 2002 and December 31, 2001, respectively.  During the 2003 second quarter, the Company determined that a portion of the capitalized MSR was not recoverable and reduced both the previously recognized valuation allowance and the asset by $830 million with no impact to earnings in the quarter.

(3)               The Company utilizes various financial instruments including swaps, option contracts, futures, principal only securities and forward rate agreements to manage and reduce its exposure to changes in the value of MSRs.  The provision for impairment does not include the impact of these instruments which serve to protect the overall economic value of the MSRs.

14.    GUARANTEES

The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions.  The table below summarizes at June 30, 2003 all of the Company’s guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract.  The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged.  Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

In billions of dollars at June 30, 2003	Expire within 1 year	Expire after 1 year	Total amount outstanding	Maximum potential amount of future payments
Financial standby letters of credit	$18.2	$15.6	$33.8	$33.8
Market value guarantees	0.3	0.2	0.5	0.5
Derivative instruments	22.1	74.6	96.7	96.7
Guarantees of collection of contractual cash flows	—	0.4	0.4	0.4
Performance guarantees	4.6	3.8	8.4	8.4
Securities lending indemnifications	39.2	—	39.2	39.2
Other indemnifications	—	16.4	16.4	16.4
Loans sold with recourse	1.7	2.4	4.1	4.1
Other	—	0.3	0.3	0.3
Total	$86.1	$113.7	$199.8	$199.8

Financial standby letters of credit include guarantees of payment of insurance premiums and reinsurance risks that support industrial revenue bond underwriting and settlement of payment obligations in clearing houses, and that support options and purchases of securities or in lieu of escrow deposit accounts.  Financial standbys also backstop loans, credit facilities, promissory notes and trade acceptances.  Market value guarantees are issued to guarantee return of principal invested to fund investors.  Guarantees of collection of contractual cash flows protect investors in credit card receivables securitization trusts from loss of interest relating to insufficient collections on the underlying receivables in the trusts.  Performance guarantees and letters of credit are issued to guarantee a customer’s tender bid on a construction or systems installation project or to guarantee completion of such projects in accordance with contract terms.  They are also issued to support a customer’s obligation to supply specified products, commodities, or maintenance or warranty services to a third party.  Securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event that the security borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security.  Other indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian fails to safeguard clients’ assets.  Derivative instruments include credit default swaps, total return swaps, written foreign exchange options, written put options, and written equity warrants.  Residual value guarantees provide that the guarantor will pay the difference between the fair value of the guaranteed property or equipment and the value specified in the contract to the guarantor at the termination or renewal date of an operating lease.

At June 30, 2003, the Company’s maximum potential amount of future payments under these guarantees is approximately $199.8  billion.  For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse; and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law.  Counterparties to these transactions provide the Company with comparable indemnifications.   In addition, the Company is a member of hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world.  As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member’s default on its obligations.  The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote.  In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur.  There are no amounts reflected on the Consolidated Statement of Financial Position as of June 30, 2003, related to these indemnifications.  These potential obligations are not included in the table above.

At June 30, 2003, the carrying amounts of the liabilities related to these guarantees and indemnifications amounted to $10.8 billion.  In addition, other liabilities includes an allowance for credit losses of $167 million relating to unfunded letters of credit at June 30, 2003.  Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $42.8 billion at June 30, 2003.  Securities and other marketable assets held as collateral amounted to $8.9 billion and letters of credit in favor of the Company held as collateral amounted to $0.9 billion at June 30, 2003.  Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

15.    CONTINGENCIES

For a discussion of certain legal proceedings, see Part II, Item 1 of this Form 10-Q. In addition, in the ordinary course of business, Citigroup and its subsidiaries are defendants or co-defendants or parties in various litigation and regulatory matters incidental to and typical of the businesses in which they are engaged.  In the opinion of the Company’s management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the consolidated financial condition of the Company but, if involving monetary liability, may be material to the Company’s operating results for any particular period.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, our Current Report on Form 8-K dated April 28, 2003, and our Current Report on Form 8-K dated July 28, 2003.

Enron:

On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission (SEC) to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy.  Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding.  On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency (OCC) and Citigroup entered into an agreement with the Federal Reserve Bank of New York (FED) to resolve their inquiries into certain of Citigroup’s transactions with Enron.  Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions.  Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney’s Office to resolve its investigation into certain of Citigroup’s transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Additional Actions

Several additional actions, previously identified, have been consolidated with the Newby action and are stayed, except with respect to certain discovery, until after the Court’s decision on class certification.  In addition, on April 17, 2003, an action was brought by two investment firms in connection with purchases of Osprey Trust certificates for alleged violations of federal securities laws and state securities and other laws.  Also, in July 2003, an action was brought by purchasers in the secondary market of Enron bank debt against Citigroup, Citibank, Citigroup Global Markets Inc. (CGMI), and others, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty.

Research:

On June 23, 2003, the West Virginia Attorney General filed an action against CGMI and nine other firms that were parties to the April 28, 2003 settlement with the SEC, the National Association of Securities Dealers (NASD), the New York Stock Exchange (NYSE) and the New York Attorney General (the Research Settlement).  The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGMI requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGMI.  Other parties to the Research Settlement have received similar subpoena and letters.

In April 2003, to effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. The Final Judgment has not yet been entered by the court, and the court has asked for certain additional information. Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with CGMI in connection with the Research Settlement; and in May 2003, the NYSE advised CGMI that the Hearing Panel’s Decision, in which it accepted the Research Settlement, had become final. CGMI is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement.  Payment will be made in conformance with the payment provisions of the Final Judgment.

WorldCom, Inc.:

On May 19, 2003, the motion to dismiss the amended complaint in the WorldCom, Inc. Securities Litigation was denied.

Dynegy Inc.:

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas, brought by purchasers of publicly traded debt and equity securities of Dynegy Inc., was amended to add Citigroup, Citibank and CGMI, as well as other banks, as defendants.  The plaintiffs allege violations of the federal securities laws against the Citigroup defendants.

Adelphia Communications Corporation:

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia against certain lenders and investment banks, including CGMI, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties).  The Complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Company Holding Act and the common law.  The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages.

In addition, Salomon Smith Barney Inc. (predecessor of Citigroup Global Markets Inc.) is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001.  Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A.  All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law.  The complaints seek unspecified damages.

Other:

On May 28, 2003, the Court of Chancery of the State of Delaware dismissed the shareholder derivative complaints in the consolidated Citigroup Inc. Shareholders litigation actions.  On July 1, 2003, plaintiffs appealed that dismissal.

On April 24, 2003, a putative class action on behalf of participants in the Citigroup 401(k) retirement plan was filed in the United States District Court for the Southern District of New York.  A second, substantially identical putative class action was filed in the same court on May 15, 2003.

Item 4.  Submission of Matters to a Vote of Security Holders.

Information concerning all matters voted on by stockholders at Citigroup’s Annual Meeting of stockholders held on April 15, 2003 is incorporated herein by reference to Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

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

On May 7, 2003, the Company filed a Current Report on Form 8-K, dated April 30, 2003, filing as exhibits under Item 7 thereof the Terms Agreement, dated April 30, 2003, and the Form of Note relating to the offer and sale of the Company’s 4.875% Subordinated Notes due May 7, 2015.

On May 20, 2003, the Company filed a Current Report on Form 8-K, dated May 12, 2003, filing as exhibits under Item 7 thereof the Terms Agreement, dated May 12, 2003, and the Form of Note relating to the offer and sale of the Company’s Floating Rate Notes due May 19, 2005.

On May 20, 2003, the Company filed a Current Report on Form 8-K, dated May 12, 2003, filing as exhibits under Item 7 thereof the Terms Agreement, dated May 12, 2003, and the Form of Note relating to the offer and sale of the Company’s Floating Rate Notes due May 19, 2006.

On May 21, 2003, the Company filed a Current Report on Form 8-K, dated May 13, 2003, filing as exhibits under Item 7 thereof the Terms Agreement, dated May 13, 2003, the Form of DTC Global Note, the Form of International Global Note, and the Agency Agreement, dated May 21, 2003, relating to the offer and sale of the Company’s 3.875% Notes due May 21, 2010.

On May 27, 2003, the Company filed a Current Report on Form 8-K, dated May 27, 2003, filing as an exhibit under Item 7 thereof the Historical Supplement of Citigroup Inc. and subsidiaries.

No other reports on Form 8-K were filed during the second quarter of 2003; however,

On July 14, 2003, the Company filed a Current Report on Form 8-K, dated July 14, 2003, (a) furnishing under Item 12 thereof the results of its operations for the quarter ended June 30, 2003 and (b) filing as exhibits under Item 7 thereof (i) the related press release and (ii) the Citigroup Inc. Quarterly Financial Data Supplement for the quarter ended June 30, 2003.

On July 15, 2003, the Company filed a Current Report on Form 8-K, dated July 15, 2003, (a) reporting under Item 5 thereof that Citigroup announced that it will acquire the Sears credit card business and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated July 15, 2003.

On July 16, 2003, the Company filed a Current Report on Form 8-K, dated July 16, 2003, (a) reporting under Item 5 thereof that Citigroup announced changes to management and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated July 16, 2003.

On July 28, 2003, the Company filed a Current Report on Form 8-K, dated July 28, 2003, (a) reporting under Item 5 thereof certain settlements related to Enron and Dynegy and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated July 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 1st day of August, 2003.

CITIGROUP INC.
(Registrant)

By	/s/Todd S. Thomson
Todd S. Thomson
Chief Financial Officer
(Principal Financial Officer)

By	/s/William P. Hannon
William P. Hannon
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.01.1

Restated Certificate of Incorporation of Citigroup Inc. (the Company), incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 filed December 15, 1998 (No. 333-68949).

3.01.2

Certificate of Designation of 5.321% Cumulative Preferred Stock, Series YY, of the Company, incorporated by reference to Exhibit 4.45 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed January 22, 1999 (No. 333-68949).

3.01.3

Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 18, 2000, incorporated by reference to Exhibit 3.01.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-9924).

3.01.4

Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 17, 2001, incorporated by reference to Exhibit 3.01.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 1-9924).

3.01.5

Certificate of Designation of 6.767% Cumulative Preferred Stock, Series YYY, of the Company, incorporated by reference to Exhibit 3.01.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File 1-9924).

3.02

By-Laws of the Company, as amended, effective October 26, 1999, incorporated by reference to Exhibit 3.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 (File No. 1-9924).

12.01+	Calculation of Ratio of Income to Fixed Charges.

12.02+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries.  The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+ Filed herewith