Form 10-Q
period 2003-09-30
CITIGROUP INC
filed 2003-11-04
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9924

Citigroup Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1568099 (I.R.S. Employer Identification No.)
399 Park Avenue, New York, New York (Address of principal executive offices)	10043 (Zip Code)
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

Common stock outstanding as of September 30, 2003: 5,158,676,709

Available on the Web at www.citigroup.com

Citigroup Inc.

TABLE OF CONTENTS

Part I—Financial Information

		Page No.
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited— Three and Nine Months Ended September 30, 2003 and 2002	57
	Consolidated Statement of Financial Position— September 30, 2003 (Unaudited) and December 31, 2002	58
	Consolidated Statement of Changes in Stockholders' Equity (Unaudited)—Nine Months Ended September 30, 2003 and 2002	59
	Consolidated Statement of Cash Flows (Unaudited)— Nine Months Ended September 30, 2003 and 2002	60
	Notes to Consolidated Financial Statements (Unaudited)	61
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5-56
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42-44 70
Item 4.	Controls and Procedures	56
Part II—Other Information
Item 1.	Legal Proceedings	78
Item 2	Changes in Securities and Use of Proceeds	78
Item 6.	Exhibits and Reports on Form 8-K	79
Signatures		80
Exhibit Index		81

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

        Cards provides MasterCard, VISA and private-label credit and charge cards. North America Cards includes the operations of Citi Cards, the Company's primary brand in North America, and Mexico Cards. International Cards provides credit and charge cards to customers in Europe, the Middle East and Africa (EMEA), Japan, Asia and Latin America.

        Consumer Finance provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of September 30, 2003, North America Consumer Finance maintained 2,390 offices, including 2,146 CitiFinancial offices in the U.S. and Canada, while International Consumer Finance maintained 1,038 offices, including 739 in Japan. Consumer Finance offers real estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

        Retail Banking provides banking, lending, leasing, equipment financing, investment and insurance services to customers through retail branches and electronic delivery systems. In North America, Retail Banking includes the operations of Citibanking North America, Consumer Assets and CitiCapital, Primerica Financial Services (Primerica), and Mexico Retail Banking. Citibanking North America delivers banking, lending, investment and insurance services through 782 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet banking site on the World Wide Web. The Consumer Assets business originates and services mortgages and student loans for customers across the U.S. The CitiCapital business provides leasing and equipment financing products to small and middle market businesses. The operations of Primerica involve the sale, mainly in North America, of life insurance and other products manufactured by its affiliates, including Smith Barney mutual funds, CitiFinancial mortgages and personal loans and the products of our Life Insurance and Annuities business within the Global Investment Management segment. The Primerica sales force is composed of over 100,000 independent representatives. Mexico Retail Banking consists of the branch banking operations of Banamex. International Retail Banking provides full-service banking and investment services in EMEA, Japan, Asia and Latin America. The Commercial Markets Groups are included in Retail Banking and consist of the operations of CitiCapital, as well as middle market lending operations in North America and the international regions.

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

        Transaction Services is composed of Cash Management, Trade Services and Global Securities Services (GSS). Cash Management and Trade Services provide comprehensive cash management and trade finance for corporations and financial institutions worldwide. GSS provides custody services to investors such as insurance companies and pension funds, clearing services to intermediaries such as broker/dealers, and depository and agency and trust services to multinational corporations and governments globally.

PRIVATE CLIENT SERVICES

        Private Client Services provides investment advice, financial planning and brokerage services to affluent individuals, small and mid-size companies, non-profits and large corporations primarily through a network of more than 12,250 Smith Barney Financial Consultants in more than 500 offices worldwide. In addition, Private Client Services provides independent client-focused research to individuals and institutions around the world.

        A significant portion of Private Client Services revenue is generated from fees earned by managing client assets as well as commissions earned as a broker for its clients in the purchase and sale of securities. Additionally, Private Client Services generates net interest revenue by financing customers' securities transactions and other borrowing needs through security-based lending. Private Client Services also receives commissions and other sales and service revenues through the sale of proprietary and third-party mutual funds. As part of Private Client Services, Global Equity Research produces equity research to serve both institutional and individual investor clients. The majority of expenses for Global Equity Research are allocated to the Global Equities business within GCIB and Private Client Services' businesses.

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

        Asset Management includes Citigroup Asset Management, Citigroup Alternative Investments Institutional business, Banamex asset management and retirement services businesses and Citigroup's other retirement services businesses in North America and Latin America. These businesses offer institutional, high-net-worth and retail clients a broad range of investment alternatives from investment centers located around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, alternative investments (including hedge funds, private equity and credit structures), variable annuities through affiliated and third-party insurance companies, and pension administration services.

PROPRIETARY INVESTMENT ACTIVITIES

        Proprietary Investment Activities is comprised of Citigroup's proprietary Private Equity investments and Other Investment Activities which includes Citigroup's proprietary investments in hedge funds and real estate investments, investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, ownership of Travelers Property Casualty Corp. shares and Citigroup's Alternative Investments (CAI) business, for which the net profits on products distributed through Citigroup's Asset Management, Private Client Services and Private Bank businesses are reflected in the respective distributor's income statement through net revenues.

CORPORATE/OTHER

        Corporate/Other includes net corporate treasury results, corporate expenses, certain intersegment eliminations, the results of discontinued operations, the cumulative effect of an accounting change and taxes not allocated to the individual businesses.

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

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share data
	2003	2002	2003	2002
Revenues, net of interest expense(1)	$19,398	$17,644	$57,288	$53,435
Operating expenses	9,613	8,440	29,136	26,643
Benefits, claims, and credit losses(1)	2,721	3,576	8,732	9,920

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change	7,064	5,628	19,420	16,872
Income taxes	2,208	1,898	6,083	5,794
Minority interest, after-tax	165	24	244	59

Income from continuing operations	4,691	3,706	13,093	11,019
Income from discontinued operations(2)	—	214	—	1,875
Cumulative effect of accounting change(3)	—	—	—	(47)

Net Income	$4,691	$3,920	$13,093	$12,847

Earnings per share:
Basic:
Income from continuing operations	$0.92	$0.73	$2.56	$2.16
Net Income	$0.92	$0.77	$2.56	$2.52
Diluted:
Income from continuing operations	$0.90	$0.72	$2.51	$2.12
Net Income	$0.90	$0.76	$2.51	$2.47

Return on Average Common Equity	20.2%	19.1%	19.7%	20.9%
Total Assets (in billions)	$1,208.9	$1,031.6
Total Equity (in billions)	$95.3	$80.8
Tier 1 Capital	9.49%	9.20%
Total Capital Ratio	12.59%	12.02%

(1)
Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of credit card securitization activities including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses would each have been increased by $1.210 billion and $960 million in the 2003 and 2002 third quarters, respectively, and by $3.520 billion and $3.062 billion in the respective nine-month periods. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. See the discussion of the Cards business on page 16.

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

Business Focus

        The following tables show the net income (loss) for Citigroup's businesses both on a product view and on a regional view.

Citigroup Net Income—Product View

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002(1)	2003	2002(1)
Global Consumer
Cards	$985	$849	$2,488	$2,150
Consumer Finance	467	539	1,460	1,637
Retail Banking	1,086	864	3,109	2,171
Other	(17)	(32)	(64)	(41)

Total Global Consumer	2,521	2,220	6,993	5,917

Global Corporate and Investment Bank
Capital Markets and Banking	1,170	923	3,527	3,118
Transaction Services	203	129	587	434
Other	(5)	(10)	(7)	(67)

Total Global Corporate and Investment Bank	1,368	1,042	4,107	3,485

Private Client Services	203	188	541	628

Global Investment Management
Life Insurance and Annuities	152	83	578	434
Private Bank	143	117	406	341
Asset Management	72	114	281	334

Total Global Investment Management	367	314	1,265	1,109

Proprietary Investment Activities	96	(120)	123	(155)
Corporate/Other	136	62	64	35

Income from Continuing Operations	4,691	3,706	13,093	11,019
Income from Discontinued Operations(2)	—	214	—	1,875
Cumulative Effect of Accounting Change(3)	—	—	—	(47)

Net Income	$4,691	$3,920	$13,093	$12,847

(1)
Reclassified to conform to the current period's presentation.

(2)
See Note 4 to the Consolidated Financial Statements.

(3)
See Note 2 to the Consolidated Financial Statements.

Citigroup Net Income—Regional View

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002(1)	2003	2002(1)
North America (excluding Mexico)(2)
Consumer	$1,697	$1,425	$4,696	$3,994
Corporate	587	698	1,778	1,974
Private Client Services	203	188	541	628
Investment Management	360	202	1,010	772

Total North America	2,847	2,513	8,025	7,368

Mexico
Consumer	183	185	561	345
Corporate	121	58	325	362
Investment Management	75	55	209	173

Total Mexico	379	298	1,095	880

Europe, Middle East and Africa (EMEA)
Consumer	204	178	535	472
Corporate	255	134	858	505
Investment Management	7	4	6	8

Total EMEA	466	316	1,399	985

Japan
Consumer	92	259	429	742
Corporate	47	87	84	107
Investment Management	25	11	62	42

Total Japan	164	357	575	891

Asia (excluding Japan)
Consumer	220	195	617	516
Corporate	196	169	563	562
Investment Management	59	25	126	80

Total Asia	475	389	1,306	1,158

Latin America
Consumer	125	(22)	155	(152)
Corporate	162	(104)	499	(25)
Investment Management	(159)	17	(148)	34

Total Latin America	128	(109)	506	(143)

Proprietary Investment Activities	96	(120)	123	(155)
Corporate/Other	136	62	64	35

Income from Continuing Operations	4,691	3,706	13,093	11,019
Income from Discontinued Operations(3)	—	214	—	1,875
Cumulative Effect of Accounting Change(4)	—	—	—	(47)

Net Income	$4,691	$3,920	$13,093	$12,847

(1)
Reclassified to conform to the current period's presentation.

(2)
Excludes Proprietary Investment Activities and Corporate/Other.

(3)
See Note 4 to the Consolidated Financial Statements.

(4)
See Note 2 to the Consolidated Financial Statements.

Results of Operations

Income and Earnings Per Share

        Citigroup reported income from continuing operations of $4.691 billion or $0.90 per diluted share in the 2003 third quarter, up 27% and 25% from $3.706 billion or $0.72 in the 2002 third quarter.

        Net income in the 2003 third quarter of $4.691 billion or $0.90 per diluted share was up 20% and 18% from $3.920 billion or $0.76 per diluted share in the 2002 third quarter. Net income in the 2002 third quarter included income from discontinued operations relating to Travelers Property Casualty (TPC) of $214 million (see Note 4 to the Consolidated Financial Statements). Return on average common equity was 20.2% compared to 19.1% a year ago.

        Income from continuing operations for the 2003 nine months of $13.093 billion or $2.51 per diluted share was up 19% and 18% from $11.019 billion or $2.12 per diluted share in the 2002 nine months. Net income in the 2002 nine months included an after-tax gain of $1.158 billion from the initial public offering of TPC's stock, $717 million (after-tax) in income from discontinued operations from TPC and an after-tax charge of $47 million, reflecting the cumulative effect of adopting an accounting change (as described in Notes 2 and 4 to the Consolidated Financial Statements). Return on average common equity was 19.7% and 20.9% in the nine months of 2003 and 2002, respectively.

        Global Consumer net income increased $301 million or 14% and $1.1 billion or 18% in the 2003 third quarter and nine months compared to the 2002 periods. Global Corporate and Investment Bank (GCIB) income increased $326 million or 31% and $622 million or 18% in the 2003 third quarter and nine months compared to the 2002 periods. Private Client Services income increased $15 million or 8% in the 2003 third quarter and declined $87 million or 14% from the year-ago nine-month period. Global Investment Management income grew $53 million or 17% and $156 million or 14% from the respective 2002 periods, while Proprietary Investment Activities increased $216 million and $278 million from the 2002 third quarter and nine-month periods.

        See individual segment and product discussions on pages 15 - 34 for additional discussion and analysis of the Company's results of operations.

Revenues, Net of Interest Expense

        Total revenues, net of interest expense, of $19.4 billion and $57.3 billion in the 2003 third quarter and nine months were up $1.8 billion or 10% and $3.9 billion or 7%, respectively, from the 2002 periods. Global Consumer revenues were up $448 million or 5% in the 2003 third quarter to $10.3 billion, and were up $2.2 billion or 8% in the 2003 nine months to $30.2 billion. Increases in Retail Banking revenues of $586 million or 17% and $1.9 billion or 18% from the 2002 third quarter and nine months, respectively, were driven by the impact of the Golden State acquisition as well as increases in most regions. Compared to the 2002 periods, Cards was down $172 million or 5% in the 2003 third quarter and was up $142 million or 1% in the 2003 nine months, while Consumer Finance revenue increased $37 million or 2% in the 2003 third quarter and $219 million or 3% in the 2003 nine months, reflecting growth in North America that was partially offset by declines in Japan.

        Compared to the 2002 periods, GCIB revenues were up $206 million or 5% to $4.8 billion in the 2003 third quarter and were up $505 million or 3% in the 2003 nine months, driven by Capital Markets and Banking, up $165 million or 4% and $279 million or 2% in the 2003 third quarter and nine-month periods. Capital Markets and Banking growth in the 2003 third quarter reflected increases in Fixed Income.

        Global Investment Management revenues of $2.3 billion in the 2003 third quarter and $6.4 billion in the 2003 nine months were up $536 million or 30% and $776 million or 14% from the comparable 2002 periods, primarily due to higher portfolio gains and the sale of one group pension close out contract in Life Insurance and Annuities, in addition to higher client trading and lending revenue in Private Bank. Private Client Services revenues were up $59 million or 4% in the 2003 third quarter, reflecting higher fee revenue and were down $223 million or 5% in the nine-month comparison, primarily reflecting lower fee revenue and transactional volumes. Revenues in Proprietary Investment Activities increased $526 million and $726 million from the 2002 third quarter and nine months, respectively, primarily reflecting higher net recognized gains and lower impairment write-downs.

Selected Revenue Items

        Net interest revenue rose $694 million or 8% from the 2002 third quarter to $9.9 billion and increased $1.3 billion or 5% from the 2002 nine months to $29.2 billion, reflecting increases in fixed income trading and investment positions, acquisitions, the impact of a changing rate environment and business volume growth.

        Total commissions and asset management and administration fees of $5.6 billion were up $683 million or 14% from the 2002 third quarter, primarily as a result of increases in volumes. Insurance premiums of $1.1 billion and $2.7 billion in the 2003 third quarter and nine months were up $216 million or 25% and $169 million or 7%, respectively, from the 2002 periods.

        Principal transactions revenues of $1.3 billion and $4.2 billion for the 2003 third quarter and nine months were up $314 million or 32% from the 2002 third quarter and $344 million or 9% from the 2002 nine-month period. The three-month increase is primarily attributable to the gain on the mark-to-market of excess servicing rights in Retail Banking, as well as gains on foreign exchange. The nine-month increase is primarily due to an increase in foreign exchange income, offset by lower trading results.

        Realized gains from sales of investments were up $280 million from the 2002 third quarter and $790 million from the 2002 nine months, primarily resulting from gains on the Company's insurance investment portfolio and the absence of losses from WorldCom in the prior-year nine-month period. Other revenue of $1.4 billion in the 2003 third quarter decreased $433 million from the year-ago quarter, primarily reflecting the 2002 gain on sale of 399 Park Avenue, partially offset by higher venture capital activity and higher securitization gains and activity, which in turn was partially offset by increased credit losses on securitized credit card receivables. Other revenue of $4.8 billion was up $904 million in the 2003 nine months, primarily reflecting higher venture capital activity and higher securitization gains and activity, partially offset by the sale of 399 Park Avenue.

Operating Expenses

        Operating expenses of $9.6 billion and $29.1 billion in the 2003 third quarter and nine months, respectively, were up $1.2 billion or 14% in the 2003 third quarter and were up $2.5 billion or 9% in the 2003 nine months, compared to year-ago levels. The increase primarily reflects the addition of GSB, increased compensation expenses in the GCIB, costs associated with the repositioning of our Latin America business, higher pension and insurance costs, the additional cost of expensing stock options and an increase in the amortization of deferred acquisition costs in Life Insurance and Annuities.

        Global Consumer expenses in the 2003 third quarter and nine months were up 13% and 11%, respectively. GCIB expenses were up 17% in the quarter and were up 10% in the nine months while Global Investment Management expenses were up 29% and 16% from the year-ago periods. Private Client Services expenses were up 3% in the 2003 third quarter and were down 3% in the nine-month period.

Benefits, Claims, and Credit Losses

        Benefits, claims, and credit losses were $2.7 billion and $8.7 billion in the 2003 third quarter and nine months, down $855 million and $1.2 billion from the 2002 third quarter and nine months, respectively. Policyholder benefits and claims in the 2003 third quarter increased 25% from the 2002 third quarter to $1.1 billion, and were up 10% to $2.9 billion in the 2003 nine months, primarily as a result of the sale of one group pension close out contract in Life Insurance and Annuities. The provision for credit losses decreased 40% from the 2002 third quarter to $1.6 billion in the 2003 third quarter and decreased 20% from the 2002 nine months to $5.9 billion in the 2003 nine months, reflecting improved credit quality in both consumer and corporate businesses.

        Global Consumer provisions for benefits, claims, and credit losses of $1.7 billion in the 2003 third quarter were down 22% from the 2002 third quarter, reflecting decreases in Cards and Retail Banking, partially offset by increases in Consumer Finance. Total net credit losses (excluding Commercial Markets) were $1.691 billion and the related loss ratio was 2.31% in the 2003 third quarter, as compared to $1.745 billion and 2.42% in the preceding quarter and $1.755 billion and 2.75% in the year-ago quarter. The consumer loan delinquency ratio (90 days or more past due) decreased to 2.28% at September 30, 2003 from 2.41% at June 30, 2003 and 2.47% a year ago. See page 39 for a reconciliation of total consumer credit information.

        The GCIB provision for credit losses of $76 million in the 2003 third quarter decreased $588 million or 89% and the nine-month provision of $490 million decreased $1.0 billion or 67% from year-ago levels. The decreases reflect this year's improving credit environment contrasted with prior-year provisions for Argentina and exposures in the telecommunications industry.

        Corporate cash-basis loans at September 30, 2003 and 2002 were $3.789 billion and $3.932 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $95 million and $117 million, respectively. The decrease in cash-basis loans from the 2002 third quarter reflects write-offs against previously established reserves, as well as paydowns, offset by increases to borrowers in the power and energy industry. Corporate cash-basis loans at September 30, 2003 decreased $415 million from June 30, 2003 primarily due to write-offs taken against previously established reserves and paydowns from borrowers in the power and energy and telecommunications industries as well as corporate borrowers in Argentina, Brazil and Hong Kong. The decrease in OREO from the 2002 third quarter was primarily due to continued improvements in the North America real estate portfolio.

Income Taxes

        The Company's effective tax rate of 31.3% in the 2003 third quarter declined from 33.7% in the 2002 third quarter. The decline primarily represented benefits for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested and a $200 million release of a tax reserve that had been held at the legacy Associates' businesses and was deemed to be in excess of expected tax liabilities. The Company's effective tax rate was 31.1% in the 2003 second quarter.

Capital

        Total capital (Tier 1 and Tier 2) was $89.3 billion or 12.59% of net risk-adjusted assets, and Tier 1 capital was $67.3 billion or 9.49% at September 30, 2003, compared to $78.3 billion or 11.25% and $59.0 billion or 8.47%, respectively, at December 31, 2002.

EVENTS IN 2002 and 2003

Acquisition of Sears' Credit Card Business

        On November 3, 2003, Citigroup acquired the Sears' Credit Card and Financial Products business (the 8th largest portfolio in the U.S.). The purchase price of $31.8 billion included Sears' private label and bank card credit card receivables of $28.6 billion (prior to any FFIEC and other purchase adjustments) plus a 10% premium of approximately $2.9 billion and $0.3 billion for other assets, business facilities and employees (approximately 8,000 employees, 6,000 full-time). In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's businesses, products and services.

Common Dividend Increase and Dividend Reinvestment Plan

        On July 14, 2003, the Company's Board of Directors approved a 75% increase in the quarterly dividend on the Company's common stock to 35 cents a share from 20 cents a share. The increase in the quarterly dividend is part of an effort to reallocate capital to dividends and reduce share repurchases. Additionally, the Company's Board of Directors approved a Dividend Reinvestment Plan (the "Plan") for holders of Citigroup common stock. Registered holders of Citigroup common stock may elect to participate in the Plan and have some or all of their dividends reinvested in Citigroup common stock. On October 21, 2003, the Company declared a 35 cent dividend on its common stock.

Settlement of Certain Legal and Regulatory Matters

        On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission (SEC) to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. Citigroup has made full payment to the SEC. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency (OCC) and Citigroup entered into an agreement with the Federal Reserve Bank of New York (FED) to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have submitted plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED. Citigroup has made full payment to the Manhattan District Attorney's Office. The Company had previously established reserves for the cost of these settlements.

        On April 28, 2003, Salomon Smith Barney Inc., now named Citigroup Global Markets Inc. (CGMI), announced final agreements with the SEC, the National Association of Securities Dealers (NASD), the New York Stock Exchange (NYSE) and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the Research Settlement). Consistent with the settlement-in-principle announced in December 2002, CGMI will pay a total of $300 million for retrospective relief ($150 million allocated among the states and $150 million federal payment), plus $25 million for investor education, and has committed to spend $75 million to provide independent third-party research to its clients at no charge. CGMI has adopted new policies and procedures to further ensure the independence of its research and address other issues identified in the course of the investigation. CGMI reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The Company had previously established reserves for the cost of the retrospective relief portions of these settlements.

        In April 2003, to effectuate the federal portion of the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against CGMI and nine other investment banks. Payment will be made in conformance with the payment provisions of the final judgment. Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with CGMI in connection with the Research Settlement; and in May 2003, the NYSE advised CGMI that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. CGMI is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement and has made payments to those states with which it has concluded agreements.

Impact from Argentina's Economic Changes

        Throughout 2002 Argentina experienced significant political and economic changes including severe recessionary conditions, high inflation and political uncertainty.

        During the full year of 2002, Citigroup recorded a total of $1.704 billion in net pretax charges. Of these charges, Citigroup recorded a total of $531 million in pretax charges in the 2002 third quarter and $1.5 billion (pretax) in the 2002 nine-month period. In addition, the impact of the devaluation of the peso during 2002 produced foreign currency translation losses that reduced Citigroup's equity by $595 million, net of tax, during 2002.

        The Argentine Supreme Court determined that the 2002 redenomination of certain bank deposits of the Province of San Luis with Banco de la Nacion Argentina from dollars to pesos was unconstitutional. The parties to that litigation did not reach an agreement on the timing and manner of the repayment of the referred deposits within the timeframe set forth by the Supreme Court in its ruling, therefore, the Supreme Court is to decide the terms and conditions of such repayment. In the opinion of the Company's management, the ultimate resolution of the redenomination would not be likely to have a material adverse effect on the consolidated financial condition of the Company. Following this decision on April 1, 2003, the government issued a regulation providing for a voluntary election on the part of depositors with reprogrammed/restricted balances to receive their peso deposits, including indexation, from their respective banks, as well as a ten-year bond issued directly by the government. During the election period, which expired on May 23, 2003, 41% of Citigroup's eligible deposit liabilities in Argentina elected to redeem their deposits. The redemption of deposits was effected with no significant impact on the Company's net income or liquidity.

        In the 2003 third quarter, Citigroup recorded a total of $95 million in net after-tax charges, as follows: $120 million in write-downs resulting from the mandatory exchange of Argentine Government Promissory Notes (GPNs) for Argentine government bonds denominated in U.S. dollars; a $42 million write-off of impaired Deferred Acquisition Costs reflecting changes in underlying cash flow estimates for the business; $20 million of loss related to the restructuring of customer annuity liability balances; a $62 million after-tax reduction ($100 million pre-tax) in the consumer allowance for credit losses as a result of an improving consumer credit environment; and a $25 million after-tax reduction ($40 million pre-tax) in reserves for customer deposit liabilities reflecting improving trends in those settlements.

        Also in the 2003 third quarter, the Company wrote off $127 million of its compensation instruments against previously established reserves. This action was triggered by, among other things, the government's disallowance during the quarter of compensation for pesification of certain credit card and overdraft loans. The initial principal payment of approximately $57 million under certain compensation instruments issued to the Company was paid in August 2003.

        On July 3, 2003, an insurance subsidiary of the Company that issues annuities obtained approval from the Argentine Ministry of Insurance to offer a restructuring plan for its voluntary annuity holders. The election period will expire on November 30, 2003. As of October 29, 2003, 70% of the voluntary annuity customers have elected to participate in the plan.

        The Company believes it has a sound basis to bring a claim, as a result of various actions of the Argentine government. A recovery on such a claim could serve to reduce the economic loss of the Company in Argentina.

        As the economic situation, as well as legal and regulatory issues, in Argentina remain fluid, we continue to work with the government and our customers and continue to monitor conditions closely. In particular, we are watching the potential impact that the continued economic crisis may have on our corporate borrowers and how consumer deposits and our pension and insurance businesses will be affected by potential government actions. Other items we continue to monitor include the realizability of government obligations such as the compensation instruments held by Corporate and Consumer businesses and the government obligations held by the insurance subsidiaries, the potential for re-dollarization of pension annuities and further debt restructurings, and the liquidity and capital needs of the insurance subsidiaries. Additional costs to the Company will depend on future actions by the Argentine government and the Company. Additional losses may be incurred.

        The above paragraphs contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

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

        Cards revenues included net gains of $64 million and $279 million in the 2003 third quarter and nine months, respectively, and $239 million in both the 2002 third quarter and nine months as a result of changes in estimates in the timing of revenue recognition on securitizations. See Note 13 to the Consolidated Financial Statements.

ACCOUNTING CHANGES IN 2003

Stock-Based Compensation

        On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), prospectively to all awards granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the alternative method of accounting, an offsetting increase to stockholders' equity under SFAS 123 is recorded equal to the amount of compensation expense charged. Earnings per share dilution is recognized as well. Assuming a three-year vesting provision for options, the estimated impact of this change will be approximately $0.03 per diluted share in 2003 and, when fully phased in over three years, approximately $0.06 per diluted share annually. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

        Had the Company applied SFAS 123 in accounting for the Company's stock option plans for all options granted, net income and net income per share would have been the pro forma amounts indicated below:

		Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars, except per share amounts
		2003	2002		2003	2002
Compensation expense related to stock option plans, net of tax	As reported Pro forma	$38 93	$	— 106	$71 275	$	— 340
Net income	As reported Pro forma	$4,691 4,636		$3,920 3,814	$13,093 12,889		$12,847 12,507
Basic earnings per share	As reported Pro forma	$0.92 0.91		$0.77 0.75	$2.56 2.52		$2.52 2.45
Diluted earnings per share	As reported Pro forma	$0.90 0.89		$0.76 0.74	$2.51 2.47		$2.47 2.40

        The Company has made changes to various stock-based compensation plan provisions for awards granted after 2002. For example, the vesting period and the term of stock options granted after 2002 have been shortened to three and six years, respectively. In addition, with certain limited exceptions in certain overseas locations, the sale of underlying shares acquired through the exercise of options granted in 2003 is restricted for a two-year period. The Company continues its existing stock ownership commitment for senior executives which requires executives to retain at least 75% of the shares they acquire from the Company over the term of their employment. Original option grants in 2003 and thereafter will not have a reload feature; however, previously granted options which carry a reload feature retain that feature. Other changes also may be made that may impact the SFAS 123 adoption estimates disclosed above. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

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

Consolidation of Variable Interest Entities

        In January 2003, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The provisions of FIN 46 applied immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. Citigroup elected to adopt the remaining provisions of FIN 46 in the 2003 third quarter, with the exception of the deferral related to certain investment company subsidiaries. FIN 46 changes the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that absorbs a majority of the expected losses receives a majority of the expected residual returns or both.

        For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The implementation of FIN 46 on July 1, 2003 resulted in the consolidation of VIEs increasing both total assets and total liabilities by approximately $2.1 billion.

        The FASB continues to provide additional guidance on implementing FIN 46 through FASB Staff Positions. In addition, a draft interpretation of FIN 46 has been issued for comment. As this guidance is finalized, the Company will continue to review the status of VIEs it is involved with. As a result of changes in the guidance, additional VIEs may ultimately be required to be consolidated. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

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

Derivative Instruments and Hedging Activities

        On July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company's financial statements.

Liabilities and Equity

        On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003, and its adoption did not have a material impact on the Company's financial statements.

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

GLOBAL CONSUMER

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$10,251	$9,803	5	$30,218	$28,028	8
Operating expenses	4,701	4,150	13	13,881	12,454	11
Provisions for benefits, claims, and credit losses	1,719	2,204	(22)	5,906	6,375	(7)

Income before taxes and minority interest	3,831	3,449	11	10,431	9,199	13
Income taxes	1,301	1,221	7	3,398	3,255	4
Minority interest, after-tax	9	8	13	40	27	48

Net income	$2,521	$2,220	14	$6,993	$5,917	18

        Global Consumer—which provides banking, lending, including credit and charge cards, and investment and personal insurance products and services to customers around the world—reported net income of $2.521 billion and $6.993 billion in the 2003 third quarter and nine months, respectively, up $301 million or 14% and $1.076 billion or 18% from the comparable 2002 periods, driven by growth in Retail Banking and Cards that was partially offset by a decline in Consumer Finance. Retail Banking net income increased $222 million or 26% in the 2003 third quarter and $938 million or 43% in the 2003 nine months from the prior-year periods, reflecting the impact of the Golden State Bancorp (GSB) acquisition, growth in Consumer Assets, EMEA and Asia combined with improvements in Argentina. Cards net income increased $136 million or 16% in the 2003 third quarter and $338 million or 16% in the 2003 nine months from the 2002 periods, reflecting growth in Citi Cards, Mexico and Asia, the addition of the Home Depot private-label portfolio, combined with improvements in credit quality in Argentina. Consumer Finance net income of $467 million and $1.460 billion in the 2003 third quarter and nine months declined $72 million or 13% and $177 million or 11% from the comparable 2002 periods, as continued weakness in Japan was partially offset by growth in North America, including the acquisition of GSB, and EMEA.

Global Consumer Net Income—Regional View

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
North America (excluding Mexico)	$1,697	$1,425	19	$4,696	$3,994	18
Mexico	183	185	(1)	561	345	63
EMEA	204	178	15	535	472	13
Japan	92	259	(64)	429	742	(42)
Asia (excluding Japan)	220	195	13	617	516	20
Latin America	125	(22)	NM	155	(152)	NM

Total Net Income	$2,521	$2,220	14	$6,993	$5,917	18

NM Not meaningful

        Global Consumer net income in the 2003 third quarter increased $301 million or 14% compared to the prior-year quarter reflecting increases in North America (excluding Mexico), Latin America, Asia and EMEA. Global Consumer net income in the 2003 nine months increased $1.076 billion or 18% compared to the prior-year period reflecting increases in all regions except Japan. Net income in North America (excluding Mexico) grew $272 million or 19% in the 2003 third quarter and $702 million or 18% in the 2003 nine-month period, driven by the acquisitions of GSB and the Home Depot private-label portfolio and growth in Consumer Assets and Citi Cards. Income in Mexico declined slightly in the quarterly comparison as a write-down of an investment security in Retail Banking was partially offset by improved credit, including a $64 million (pretax) credit recovery, and growth in Cards. Income in Mexico increased 63% in the nine months, driven by a lower provision for credit losses combined with volume and spread improvements. Growth in Asia of $25 million or 13% in the 2003 third quarter and $101 million or 20% in the nine-month period was mainly due to increased investment product sales in Retail Banking combined with volume growth and improved credit in Cards. EMEA grew $26 million or 15% in the 2003 third quarter and $63 million or 13% in the nine-month period, mainly due to the strengthening of the Euro combined with higher business volumes in all products. The increase in Latin America was mainly due to improvements in Argentina including lower losses and the release of reserves related to customer liability settlements combined with the impact of changes in the level of the allowance for credit losses. Income in Japan declined $167 million or 64% in the 2003 third quarter and $313 million or 42% in the nine-month period, primarily reflecting the impact of portfolio contraction and spreads, as well as increased credit losses in Consumer Finance and the absence of a prior year gain on sale of the mortgage portfolio in Retail Banking. In the nine-month comparison, the decline in income in Japan was partially offset by a $94 million release of a tax reserve resulting from a settlement with tax authorities recorded in the 2003 second quarter.

Cards

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$3,542	$3,714	(5)	$10,184	$10,042	1
Operating expenses	1,508	1,418	6	4,417	4,126	7
Provision for credit losses	540	978	(45)	1,992	2,604	(24)

Income before taxes and minority interest	1,494	1,318	13	3,775	3,312	14
Income taxes	508	469	8	1,284	1,162	11
Minority interest, after-tax	1	—	—	3	—	—

Net income	$985	$849	16	$2,488	$2,150	16

Average assets (in billions of dollars)	$64	$66		$65	$61
Return on assets	6.11%	5.10%		5.12%	4.71%

        Cards—which includes bankcards, private-label cards and charge cards in 47 countries around the world—reported net income of $985 million and $2.488 billion in the 2003 third quarter and nine months, respectively, up $136 million or 16% and $338 million or 16% from the 2002 periods. North America Cards reported net income of $819 million and $2.113 billion for the 2003 third quarter and nine months, respectively, up $91 million or 13% and $223 million or 12% from the 2002 periods, reflecting increased spreads, improved credit costs and the addition of the Home Depot private-label portfolio. International Cards income increased $45 million or 37% compared to the prior-year quarter and increased $115 million or 44% compared to the 2002 nine months, both reflecting the impact of changes in the allowance for credit losses related to Argentina, as well as growth in Asia.

        During the 2003 third quarter, Citigroup completed the acquisition of the Home Depot private-label portfolio, adding $6 billion in receivables and 12 million accounts. On July 29, 2003, Citigroup completed the acquisition of a majority stake in Diners Club Europe adding approximately 1 million accounts, bringing Citigroup's ownership to 100%. The acquisition included the Diners Club franchises in the U.K., Ireland, Belgium, Luxembourg, the Netherlands, Italy, France, Germany and Switzerland.

        As shown in the following table, average managed loans grew 4% and 5% in the 2003 third quarter and nine months, respectively, reflecting growth of 2% and 5% in North America and 18% and 14% in International Cards. Growth in North America was led by Citi Cards, where the addition of the Home Depot private-label portfolio was partially offset by a decline in introductory promotional rate balances that was driven by a change in acquisition marketing strategies, as well as the sale of $1.7 billion of non-strategic portfolios. Growth in International Cards reflected increases in EMEA and Asia. The growth in International Cards also included the benefit of strengthening currencies and was partially offset by a decline in Latin America, which experienced lower loan volumes across the region. Sales in North America were flat to the 2002 third quarter, reflecting the change in acquisition marketing strategies offset by the addition of Home Depot and improved purchase sales. International Cards sales grew 18% from the prior-year quarter, reflecting growth in EMEA, Asia and Japan as well as the addition of Diners Club Europe.

	Three Months Ended September 30,			Nine Months Ended September 30,
In billions of dollars			% Change			% Change
	2003	2002		2003	2002
Sales
North America	$62.3	$62.4	—	$179.1	$179.2	—
International	10.3	8.7	18	27.9	24.3	15

Total Sales	$72.6	$71.1	2	$207.0	$203.5	2
Average managed loans
North America(1)	$113.7	$111.1	2	$113.9	$108.9	5
International	12.7	10.8	18	12.0	10.5	14

Total average managed loans(1)	$126.4	$121.9	4	$125.9	$119.4	5
Securitized receivables	(72.1)	(64.6)	12	(70.3)	(65.5)	7
Credit card receivables held-for-sale(2)	(4.1)	(6.5)	(37)	(4.1)	(6.5)	(37)

On-balance sheet loans	$50.2	$50.8	(1)	$51.5	$47.4	9

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

(2)
Included within Other assets on the Consolidated Statement of Financial Position.

        Revenues, net of interest expense, of $3.542 billion for the 2003 third quarter declined by $172 million or 5% from 2002, reflecting a decline of $271 million or 9% in North America that was partially offset by growth of $99 million or 17% in the international markets. Revenues in North America included net gains of $64 million and $239 million in the 2003 and 2002 third quarters, respectively, as a result of changes in estimates related to the timing of revenue recognition on securitizations. Excluding these items, the decline in North America was primarily due to increased credit losses on securitized receivables (which are recorded as a contra-revenue item after receivables are securitized) that was partially offset by the addition of the Home Depot portfolio, net interest margin expansion and the benefit of increased purchase sales and cardholder services fees. Revenue growth in International Cards was mainly driven by receivable and sales increases in Asia and EMEA, the addition of Diners Club Europe as well as the benefit of foreign currency translation. Revenues, net of interest expense, for the 2003 nine-month period of $10.184 billion rose $142 million or 1% as growth in EMEA and Asia was partially offset by a decline in North America. Revenue in North America included net gains of $279 million and $239 million in the 2003 and 2002 nine-month periods, respectively, as a result of changes in estimates related to the timing of revenue recognition on securitizations. Revenues in the 2003 nine months also included gains from the sale of $1.7 billion in non-strategic portfolios. Revenues in the 2002 nine months also included $128 million resulting from an increase in the amortization period for certain direct loan origination costs.

        Operating expenses of $1.508 billion and $4.417 billion in the 2003 third quarter and nine months, respectively, increased $90 million or 6% and $291 million or 7% from the prior-year periods. In North America, expenses increased 3% in the third quarter and 6% in the nine-month comparisons. The increase in the third quarter comparison was driven by the addition of the Home Depot portfolio, which was partially offset by lower advertising and marketing expenditures. In the nine-month comparison, expense growth reflected the addition of the Home Depot portfolio and increased advertising and marketing expenditures combined with the absence of a $19 million restructuring reserve release in the prior year. In International Cards, expenses increased 20% compared to the prior-year quarter and 10% compared to the 2002 nine months, driven by the addition of Diners Club Europe and the impact of foreign currency translation.

        The provision for credit losses in the 2003 third quarter and nine months was $540 million and $1.992 billion, respectively, compared to $978 million and $2.604 billion in the 2002 periods. The 2003 third quarter provision for credit losses included a $44 million reduction in the allowance for credit losses due to improvement in credit experience and lower portfolio volumes in Argentina. In the prior year, the provision for credit losses included a $206 million addition to the allowance for credit losses established in accordance with FFIEC guidance related to past due interest and late fees on the on-balance sheet credit card receivables in Citi Cards and, in the nine-month period, a $70 million net addition to the allowance resulting from deteriorating credit in Argentina. Excluding the prior-year amounts related to FFIEC guidance and Argentina, the decline in the provision for credit losses reflected credit improvement in North America and in the international markets overall and an increase in the level of securitized receivables, partially offset by the impact of higher loss rates in the U.K. and Korea. Net credit losses in the 2003 third quarter were $579 million with a related loss ratio of 4.58%, compared to $679 million and 5.41% for the 2003 second quarter and $804 million and 6.28% in the prior-year quarter. Loans delinquent 90 days or more were $819 million or 1.57% of loans at September 30, 2003, compared to $870 million or 1.80% at June 30, 2003 and $917 million or 1.74% at September 30, 2002.

        The securitization of credit card receivables is limited to the Citi Cards business within North America. At September 30, 2003, securitized credit card receivables were $73.6 billion, compared to $64.6 billion at September 30, 2002. Credit card receivables held-for-sale were $3.0 billion at September 30, 2003, compared to $6.5 billion a year ago. Because securitization changes Citigroup's role from that of a lender to that of a loan servicer, it removes the receivables from Citigroup's balance sheet and affects the amount of revenue and the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables and receivables held-for-sale, gains are recognized upon sale and amounts that would otherwise be reported as net interest revenue, fee and commission revenue, and credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and other revenue (for the remaining revenue, net of credit losses and the amortization of previously recognized securitization gains). Because credit losses are a component of these cash flows, revenues over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. For a further discussion of the securitization of credit card receivables, see page 71.

        Including securitized receivables and receivables held-for-sale, managed net credit losses in the 2003 third quarter were $1.789 billion with a related loss ratio of 5.62%, compared to $1.887 billion and 6.08% in the 2003 second quarter and $1.764 billion and 5.74% in the 2002 third quarter. The decrease in the ratio from the second quarter of 2003 was primarily due to improvements in North America and in the international markets. Contributing to the improvement in North America was the addition of the Home Depot portfolio which at acquisition was recorded at fair market value, and represented $4.2 billion of average loans in the net credit loss ratio calculation for the 2003 third quarter. Excluding the Home Depot portfolio acquisition the loss ratio for the 2003 third quarter would have been 5.81%. The decline in the ratio from the prior-year quarter was primarily driven by improvements in the international markets, particularly in Hong Kong, Taiwan, and Argentina. Loans delinquent 90 days or more on a managed basis were $2.353 billion or 1.83% at September 30, 2003, compared to $2.313 billion or 1.88% at June 30, 2003 and $2.309 billion or 1.86% at September 30, 2002.

Consumer Finance

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$2,499	$2,462	2	$7,462	$7,243	3
Operating expenses	867	776	12	2,567	2,320	11
Provisions for benefits, claims, and credit losses	925	844	10	2,812	2,369	19

Income before taxes	707	842	(16)	2,083	2,554	(18)
Income taxes	240	303	(21)	623	917	(32)

Net income	$467	$539	(13)	$1,460	$1,637	(11)

Average assets (in billions of dollars)	$104	$98	6	$104	$94	11
Return on assets	1.78%	2.18%		1.88%	2.33%

        Consumer Finance—which provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses—reported net income of $467 million and $1.460 billion in the 2003 third quarter and nine months, respectively, down $72 million or 13% and $177 million or 11%, respectively, from the comparable 2002 periods, principally reflecting a decline in International Consumer Finance resulting from continued weakness in Japan, which was partially offset by growth in North America, which also benefited from the acquisition of GSB, and EMEA. International results in the 2003 nine months included a $94 million release of a tax reserve related to a settlement with tax authorities, which increased income in Japan.

	Three Months Ended September 30,			Nine Months Ended September 30,
In billions of dollars			% Change			% Change
	2003	2002		2003	2002
Average loans
Real estate-secured loans	$52.2	$48.2	8	$51.6	$47.3	9
Personal	22.1	22.7	(3)	22.3	21.4	4
Auto	11.2	8.4	33	11.0	7.9	39
Sales finance and other	5.3	4.1	29	4.9	3.8	29

Total average loans	$90.8	$83.4	9	$89.8	$80.4	12

        As shown in the preceding table, average loans grew 9% compared to the 2002 third quarter resulting from acquisitions, growth in real-estate secured loans, the impact of funding auto loan volumes internally and strengthening currencies in the international markets. Growth in real estate-secured loans mainly reflected the continued cross-selling of products through Primerica as well as portfolio acquisitions in North America and growth in the U.K. Average auto loans for the 2003 third quarter increased $2.8 billion or 33% from 2002, primarily resulting from the addition of $2.0 billion through the acquisition of GSB, as well as a shift in funding policy to fund business volumes internally. In Japan, average loans in the 2003 third quarter declined 11% from the prior-year quarter, as the benefit of foreign currency translation was more than offset by the impact of charge-offs, reduced loan demand and higher pay-downs. Average loans in Japan are expected to continue to decline from the 2003 third quarter levels. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

        As shown in the following table, the average net interest margin of 9.96% in the 2003 third quarter declined 66 basis points from the 2002 third quarter, reflecting compression in the international markets, particularly in Japan. In North America, the average net interest margin was 8.34% in the 2003 third quarter, increasing 5 basis points from the prior-year quarter as the benefit of lower cost of funds was partially offset by lower yields, reflecting the lower interest rate environment and the continued shift to higher-quality credits. The average net interest margin for International Consumer Finance was 15.53% in the 2003 third quarter, declining 200 basis points from the prior-year quarter, primarily driven by Japan. The compression of net interest margin in Japan reflected a decline in higher-yielding personal loans combined with a change in the treatment of adjustments and refunds of interest and continued high levels of non-performing loans. Beginning in the second quarter of 2003, adjustments and refunds of interest charged to customer accounts are accounted for as a reduction of net interest margin whereas, in prior periods, such amounts were treated as credit costs. The net interest margin decline in Japan was offset, in part, by margin expansion in Europe, which was driven by lower cost of funds and the benefit of growth in higher-yielding personal loans.

	Three Months Ended September 30,
			Basis Point Change
	2003	2002
Average Net Interest Margin
North America	8.34%	8.29%	5 bps
International	15.53%	17.53%	(200 bps	)
Total	9.96%	10.62%	(66 bps	)

        Revenues, net of interest expense, of $2.499 billion and $7.462 billion in the 2003 third quarter and nine months, respectively, increased $37 million or 2% from the prior-year quarter and $219 million or 3% from the prior-year nine months. Revenue in North America increased 11% from the third quarter of 2002 and 9% from the first nine months of 2002 and was primarily driven by growth in receivables that included the addition of the GSB auto portfolio and the absence of prior-year realized insurance investment portfolio losses, partially offset by declines in insurance premium revenue. Revenue in International Consumer Finance declined $133 million or 14% and $167 million or 6% from the 2002 periods mainly due to lower volumes and spreads in Japan, partially offset by growth in EMEA and Asia, the benefit of foreign currency translation and, in the nine-month comparison, the impact of acquisitions in Japan.

        Operating expenses of $867 million and $2.567 billion in the 2003 third quarter and nine months, respectively, increased $91 million or 12% and $247 million or 11% from the prior-year periods. Operating expenses in North America increased $61 million or 13% and $159 million or 11%, respectively, from the prior-year periods, primarily due to increased volumes and the addition of the GSB auto portfolio, as well as increased staffing costs and collection and compliance expenses. Operating expenses for International Consumer Finance increased 10% from both the prior-year quarter and nine months. These increases reflected the impact of foreign currency translation, additional costs in Japan attributable to actions taken to restructure the business in response to the continued challenging business environment and, in the nine-month comparison, the addition of Taihei and Marufuku, partially offset by expense savings from branch closings and headcount reductions in Japan.

        The provisions for benefits, claims, and credit losses were $925 million in the 2003 third quarter, down from $957 million in the 2003 second quarter and up from $844 million in the prior-year third quarter. The decline from the second quarter of 2003 primarily reflected improved credit conditions. The increase from the prior-year third quarter primarily reflected increases in the provision for credit losses in Japan, due to deteriorating credit conditions, and in North America, where the addition of GSB and growth in the portfolio were partially offset by a decline in policyholder benefits and claims. Net credit losses and the related loss ratio were $898 million and 3.92% in the 2003 third quarter, compared to $897 million and 4.01% in the 2003 second quarter and $779 million and 3.71% in the 2002 third quarter. In North America, the net credit loss ratio of 2.93% in the 2003 third quarter was down from 2.98% in the 2003 second quarter and up from 2.79% in the 2002 third quarter. The net credit loss ratio for International Consumer Finance was 7.34% in the 2003 third quarter, down from 7.43% in the 2003 second quarter and up from 6.42% in the 2002 third quarter. The increase in the ratio from the prior-year quarter was due to higher credit losses and lower loan balances in Japan, while the improvement from the prior quarter was mainly due to a decline in losses in EMEA and Japan which experienced a decline in bankruptcy losses during the quarter. The net credit loss ratio for International Consumer Finance in the 2003 second and third quarters was reduced by 62 and 66 basis points, respectively, as a result of the change in treatment of adjustments and refunds as discussed above. Net credit losses in the 2002 third quarter included $25 million for changes in loss recognition criteria in Japan that accelerated the timing of contractual write-offs in the personal loan portfolio. Loans delinquent 90 days or more were $2.127 billion or 2.30% of loans at September 30, 2003, compared to $2.182 billion or 2.41% at June 30, 2003 and $2.179 billion or 2.60% a year ago. The decrease in the delinquency ratio versus the prior year and prior quarter was mainly due to improvements in North America.

        In Japan, net credit losses and the related loss ratio may increase from the 2003 third quarter as a result of economic conditions, credit performance of the unsecured loan portfolio, including increased bankruptcy filings, and the impact of regulatory changes. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

Retail Banking

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$4,135	$3,549	17	$12,339	$10,481	18
Operating expenses	2,226	1,826	22	6,569	5,678	16
Provisions for benefits, claims, and credit losses	254	382	(34)	1,102	1,402	(21)

Income before taxes and minority interest	1,655	1,341	23	4,668	3,401	37
Income taxes	561	469	20	1,522	1,203	27
Minority interest, after-tax	8	8	—	37	27	37

Net income	$1,086	$864	26	$3,109	$2,171	43

Average assets (in billions of dollars)	$234	$183	28	$230	$180	28
Return on assets	1.84%	1.87%		1.81%	1.61%

        Retail Banking—which delivers banking, lending, investment and insurance services to customers through retail branches, electronic delivery systems and the network of Primerica independent agents—reported net income of $1.086 billion and $3.109 billion in the 2003 third quarter and nine months, respectively, up $222 million or 26% and $938 million or 43% from the 2002 periods. The increase in Retail Banking was driven by growth in North America of $133 million or 23% and $676 million or 46% in the 2003 third quarter and nine months, respectively, primarily due to the acquisition of GSB and strong growth in mortgage originations and deposit volumes, partially offset by a decline in Mexico. Net income in International Retail Banking increased $89 million or 30% and $262 million or 38% in the 2003 third quarter and nine months, respectively, as improvements in Argentina combined with growth in EMEA and Asia more than offset the prior-year gain on sale of the mortgage portfolio in Japan.

        As shown in the following table, Retail Banking grew average loans and customer deposits compared to 2002. The growth in North America primarily reflected the acquisition of GSB, partially offset by the negative impact of foreign currency translation in Mexico. North America also experienced organic growth in customer deposits in Citibanking North America and in average loans in Consumer Assets, primarily due to increased mortgages. Average loan growth in North America was negatively impacted by a decline in CitiCapital resulting from the run-off of non-core portfolios. At the end of the 2003 third quarter, CitiCapital's non-core portfolios were also reduced by approximately $1.2 billion resulting from the sale of CitiCapital Fleet Services. In the international markets, average customer deposits grew 9% from the prior-year quarter driven by the impact of foreign currency translation and growth in Asia, EMEA and Japan. International Retail Banking average loans increased 2% from the prior-year quarter as the impact of foreign currency translation and growth in installment loans in Germany were partially offset by the 2002 third quarter sale of the mortgage portfolio in Japan. Growth in both loans and customer deposits was negatively impacted by volume declines in Latin America, reflecting declines across the region.

	Three Months Ended September 30,			Nine Months Ended September 30,
In billions of dollars			% Change			% Change
	2003	2002		2003	2002
Average customer deposits
North America	$113.3	$84.7	34	$112.7	$87.2	29
International	87.0	79.5	9	84.2	78.5	7

Total average customer deposits	$200.3	$164.2	22	$196.9	$165.7	19
Average loans
North America	$121.3	$93.1	30	$122.7	$92.1	33
International	35.8	35.2	2	35.4	34.6	2

Total average loans	$157.1	$128.3	22	$158.1	$126.7	25

        Revenues, net of interest expense, of $4.135 billion and $12.339 billion in the 2003 third quarter and nine months, respectively, increased $586 million or 17% and $1.858 billion or 18% from the 2002 periods. Revenues in North America increased $393 million or 16% and $1.310 billion or 18% in the 2003 third quarter and nine months, respectively, driven by the acquisition of GSB and growth in Consumer Assets and Primerica. Excluding the acquisition of GSB, growth in North America, excluding Mexico, was driven by the benefit of increased loan and deposit volumes and higher mortgage servicing and securitization income, which was partially offset by lower net funding and positioning spreads in Citibanking North America and the impact of run-off of non-core portfolios in CitiCapital. Revenue growth in Primerica was driven by volume-related growth in insurance premiums and the absence of prior-year realized insurance investment portfolio losses. Revenues in Mexico declined $122 million or 25% and $84 million or 6% in the 2003 third quarter and nine months, respectively, primarily reflecting the write-down of an investment security and the negative effect of foreign currency translation which were partially offset by improved spreads and volumes. International Retail Banking revenues increased $193 million or 17% and $548 million or 17% in the 2003 third quarter and nine months, respectively, reflecting the impact of strengthening currencies, improvements in Latin America and growth in EMEA and Asia. Excluding the impact of foreign currency translation, increased loan volumes, mainly in Germany, drove growth in EMEA, while Asia benefited from strong investment and insurance products sales. The increase in Latin America reflected improvements in Argentina resulting from lower losses and the release of reserves related to customer deposit liabilities and a decline in government-mandated inflation indexed interest accruals. These improvements were partially offset in the nine-month comparison by a benefit in the prior year resulting from a change in the allocation of re-denomination losses among products based on the pesification decree issued by the Argentine government in February 2002. International Retail Banking revenue growth was negatively impacted by a decline in Japan resulting from a $55 million gain on sale of the $2.0 billion mortgage portfolio in the prior year.

        Operating expenses in the 2003 third quarter and nine months increased $400 million or 22% and $891 million or 16% from the comparable 2002 periods. In North America, growth of $328 million or 27% and $659 million or 17% from the 2002 third quarter and nine months, respectively, was primarily due to the addition of GSB and volume-related increases in Consumer Assets, partially offset by the impact of foreign currency translation in Mexico. International Retail Banking operating expenses increased $72 million or 12% and $232 million or 13% from the 2002 third quarter and nine months, respectively, mainly reflecting the impact of foreign currency translation, volume-related increases, higher advertising and marketing costs, and, in the nine-month comparison, costs (including severance) attributable to business repositioning in Latin America and the consolidation of certain back office operations in Europe.

        The provisions for benefits, claims, and credit losses were $254 million and $1.102 billion in the 2003 third quarter and nine months, respectively, down from $382 million and $1.402 billion in the prior-year periods, reflecting a lower provision for credit losses. The decline in the provision for credit losses from the prior-year periods primarily reflected lower credit costs in Mexico, which includes a credit recovery of $64 million, and in CitiCapital, a $56 million reduction in the allowance for credit losses due to improvement in credit experience and lower portfolio volumes in Argentina, and was partially offset by the impact of foreign currency translation and additions to the allowance for credit losses in Germany. The nine-month comparison also reflected a $101 million addition to the allowance for credit losses in the first quarter of 2002 related to Argentina. Net credit losses (excluding commercial markets) were $210 million and the related loss ratio was 0.72% in the 2003 third quarter, compared to $165 million and 0.58% in the 2003 second quarter and $166 million and 0.74% in the prior-year quarter. The increase in credit losses (excluding commercial markets) in the 2003 third quarter was primarily driven by an $87 million write-down of the Argentina compensation note (which was written down against previously established reserves), and was partially offset by improvements in all product lines in North America. Commercial Markets net credit losses were $50 million and the related loss ratio was 0.47% in the 2003 third quarter, compared to $139 million and 1.30% in the 2003 second quarter and $147 million and 1.50% in the prior-year quarter. The decline in Commercial Markets net credit losses in the 2003 third quarter was mainly due to a recovery in Mexico, and improvements in CitiCapital.

        Loans delinquent 90 days or more (excluding Commercial Markets) were $3.707 billion or 3.19% of loans at September 30, 2003, compared to $3.706 billion or 3.29% at June 30, 2003, and $2.969 billion or 3.39% a year ago. Compared to a year ago, the increase in delinquent loans was primarily due to increases in Consumer Assets and Germany, including the impact of foreign currency translation, and was partially offset by declines in Taiwan, Argentina and Mexico. The increase in Consumer Assets was mainly due to the addition of GSB and a higher level of buy backs from GNMA pools where credit risk is maintained by government agencies.

        Cash-basis loans in Commercial Markets were $1.283 billion at September 30, 2003, $1.165 billion at June 30, 2003, and $1.234 billion at September 30, 2002. The increase in cash-basis loans from the prior year and prior quarter mainly reflected increases in the vehicle leasing and transportation portfolios in CitiCapital and was partially offset by improvements in Mexico and Citibanking North America.

        Average assets of $234 billion and $230 billion in the 2003 third quarter and nine months, respectively, increased $51 billion and $50 billion from the comparable 2002 periods. The increase in average assets primarily reflected the acquisition of GSB, growth in mortgages and loans held for sale in Consumer Assets, and the impact of foreign currency translation in the international markets.

Other Consumer

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
Revenues, net of interest expense	$75	$78	$233	$262
Operating expenses	100	130	328	330

Loss before tax benefits	(25)	(52)	(95)	(68)
Income tax benefits	(8)	(20)	(31)	(27)

Net (loss)	$(17)	$(32)	$(64)	$(41)

        Other Consumer—which includes certain treasury and other unallocated staff functions, global marketing and other programs—reported losses of $17 million and $64 million for the 2003 third quarter and nine months, respectively, compared to losses of $32 million and $41 million in the 2002 third quarter and nine months, respectively. The reduction in losses in the quarterly comparison was mainly due to lower global marketing costs while the increase in losses in the nine-month comparison was driven by a $40 million pre-tax release of a reserve related to unused travelers checks in a non-core business in the prior year.

GLOBAL CORPORATE AND INVESTMENT BANK

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$4,751	$4,545	5	$15,263	$14,758	3
Operating expenses	2,678	2,290	17	8,814	7,985	10
Provision for credit losses	76	664	(89)	490	1,497	(67)

Income before taxes and minority interest	1,997	1,591	26	5,959	5,276	13
Income taxes	621	545	14	1,827	1,779	3
Minority interest, after-tax	8	4	100	25	12	NM

Net income	$1,368	$1,042	31	$4,107	$3,485	18

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

        GCIB net income of $1.368 billion and $4.107 billion in the 2003 third quarter and nine months was up $326 million or 31% from the 2002 third quarter and up $622 million or 18% from the 2002 nine months, respectively. The 2003 third quarter reflects net income growth from the comparable 2002 quarter of $247 million or 27% in Capital Markets and Banking and $74 million or 57% in Transaction Services. The 2003 nine months reflects income growth of $409 million or 13% in Capital Markets and Banking and $153 million or 35% in Transaction Services.

        The increase in Capital Markets and Banking net income in the 2003 periods primarily reflects a lower provision for credit losses and increases in the Fixed Income business, partially offset by mark-to-market losses in credit derivatives (which serve as an economic hedge for the loan portfolio) as credit spreads tightened. The increase in the 2003 nine months also reflects the absence of prior-year redenomination losses in Argentina. The increase in Transaction Services net income in the 2003 third quarter is due to a lower provision for credit losses, lower taxes related to a benefit on the sale of an investment and lower expenses resulting from expense control initiatives. Net income in the 2003 nine months increased primarily due to a lower provision for credit losses.

        The businesses of GCIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in over 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Credit costs are expected to continue to improve compared to 2002 levels as the global economy strengthens. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

GCIB Net Income—Regional View

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
North America (excluding Mexico)	$587	$698	(16)	$1,778	$1,974	(10)
Mexico	121	58	NM	325	362	(10)
EMEA	255	134	90	858	505	70
Japan	47	87	(46)	84	107	(21)
Asia (excluding Japan)	196	169	16	563	562	—
Latin America	162	(104)	NM	499	(25)	NM

Total Net Income	$1,368	$1,042	31	$4,107	$3,485	18

NM Not meaningful

        GCIB net income increased in the 2003 third quarter and nine months primarily due to increases in Latin America and EMEA, partially offset by decreases in North America and Japan. Latin America increased $266 million in the 2003 third quarter and $524 million in the 2003 nine months, mainly due to prior-year provisions for credit losses and write-downs in Argentina. EMEA net income increased $121 million in the 2003 third quarter and $353 million in the 2003 nine months primarily due to increases in Fixed Income and in Equities and Lending, as well as a lower provision for credit losses. North America (excluding Mexico) decreased $111 million in the 2003 third quarter and $196 million in the 2003 nine months primarily reflecting mark-to-market losses in credit derivatives and lower deal volume, partially offset by a lower provision for credit losses and increases in Fixed Income. Japan decreased $40 million in the 2003 third quarter and $23 million in the 2003 nine months primarily due to lower trading gains. Mexico net income increased $63 million in the 2003 third quarter benefiting from declining interest rates, and decreased $37 million in the 2003 nine months primarily due to strong 2002 trading revenues.

Capital Markets and Banking

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$3,856	$3,691	4	$12,567	$12,288	2
Operating expenses	2,053	1,695	21	6,953	6,192	12
Provision for credit losses	73	576	(87)	466	1,337	(65)

Income before taxes and minority interest	1,730	1,420	22	5,148	4,759	8
Income taxes	552	492	12	1,596	1,631	(2)
Minority interest, after-tax	8	5	60	25	10	NM

Net income	$1,170	$923	27	$3,527	$3,118	13

NM Not meaningful

        Capital Markets and Banking delivers a full range of global financial services and products including investment banking, institutional brokerage, advisory services, foreign exchange, structured products, derivatives and lending.

        Capital Markets and Banking net income of $1.170 billion in the 2003 third quarter and $3.527 billion in the 2003 nine months increased $247 million or 27% and $409 million or 13%, respectively, from the 2002 periods primarily due to a lower provision for credit losses and increases in Fixed Income, partially offset by losses in credit derivatives as credit spreads tightened. The increase in the 2003 nine months also reflects the absence of prior-year redenomination losses in Argentina.

        Revenues, net of interest expense, of $3.856 billion and $12.567 billion in the 2003 third quarter and nine months increased $165 million or 4% from the 2002 third quarter and $279 million or 2% from the 2002 nine months, respectively. Revenue growth in the 2003 periods was driven by increases in Fixed Income and the absence of a prior-year write-down of Argentine sovereign securities, partially offset by mark-to-market losses in credit derivatives as credit spreads tightened. The increase in the 2003 nine months also reflects redenomination losses in Argentina in the prior-year period and declines in Equities. Fixed Income growth is primarily due to higher originations and trading as companies continue to take advantage of the low interest rate environment.

        Operating expenses of $2.053 billion and $6.953 billion in the 2003 third quarter and nine months increased $358 million or 21% from the 2002 third quarter and $761 million or 12% from the 2002 nine months, respectively, driven by increased Compensation and Benefits expense. The increase in the 2003 nine months also reflects costs associated with the repositioning of the Company's business in Latin America (primarily severance-related and higher legal fees).

        The provision for credit losses of $73 million in the 2003 third quarter is composed of net credit losses of $331 million offset by net reserve releases of $258 million. Net releases include $196 million of writeoffs against specific borrowers as well as additional reserve reductions of $35 million in Mexico, $32.5 million in North America, $16.25 million in Asia and $16.25 million in Latin America, reflecting improving credit trends, offset in part by new reserves of $38 million for specific borrowers. The provision for credit losses of $73 million in the 2003 third quarter and $466 million in the nine months decreased $503 million and $871 million, respectively, primarily due to the absence of prior-year provisions for Argentina and exposures in the telecommunications industry as well as reserve reductions, reflecting improved credit trends.

        Cash-basis loans were $3.588 billion at September 30, 2003, $3.691 billion at June 30, 2003, $3.423 billion at December 31, 2002 and $3.423 billion at September 30, 2002. Cash-basis loans net of write-offs increased $165 million from September 30, 2002, primarily due to increases to borrowers in the power and energy industry, as well as the transfer of loans from Transactions Services ($248 million) offset by decreases due to charge-offs against reserves as well as paydowns. Cash-basis loans decreased $103 million from June 30, 2003, primarily due to charge-offs taken against reserves and paydowns from borrowers in the power and energy and telecommunications industries as well as corporate borrowers in Argentina, Brazil and Hong Kong offset by increases in Mexico resulting from the transfer of loans from Transaction Services.

Transaction Services

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$893	$911	(2)	$2,714	$2,730	(1)
Operating expenses	618	633	(2)	1,877	1,916	(2)
Provision for credit losses	3	88	(97)	24	160	(85)

Income before taxes and minority interest	272	190	43	813	654	24
Income taxes	69	62	11	226	218	4
Minority interest, after-tax	—	(1)	100	—	2	(100)

Net income	$203	$129	57	$587	$434	35

        Transaction Services—which provides cash management, trade finance, custody and clearing services globally—reported net income of $203 million in the 2003 third quarter, up $74 million or 57% from the 2002 third quarter. The increase in the 2003 third quarter is due primarily to a lower provision for credit losses, lower effective tax rates related to a benefit on the sale of an investment and lower expenses resulting from expense control initiatives. Net income in the 2003 nine months increased $153 million or 35% from 2002, primarily due to a lower provision for credit losses and a lower effective tax rate.

        As shown in the following table, average liability balances of $101 billion grew 17% compared to the 2002 third quarter primarily due to increases in Europe and Asia. Assets under custody reached $5.7 trillion, an increase of $0.4 trillion or 8% compared to the prior year.

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	% Change
Liability balances (average in billions)	$101	$86	17
Assets under custody (EOP in trillions)	5.7	5.3	8

        Revenues, net of interest expense, of $893 million in the 2003 third quarter decreased $18 million or 2% from the 2002 third quarter, primarily reflecting an unfavorable interest rate environment compared to 2002. Revenues, net of interest expense, of $2.714 billion in the 2003 nine months, decreased $16 million or 1%, primarily due to lower interest rates, and overall market weakness. These were partially offset by increased business volumes reflected by higher liability balances, gains on the early termination of intracompany deposits (which were offset in Capital Markets and Banking) and a benefit from foreign exchange currency translation.

        Operating expenses of $618 million in the 2003 third quarter decreased $15 million or 2%, primarily reflecting staff related reduction. Operating expenses of $1.877 billion in the 2003 nine months decreased $39 million or 2% primarily reflecting expense control initiatives, partially offset by costs associated with the repositioning of the Company's business in Latin America, primarily severance-related.

        The provision for credit losses of $3 million in the 2003 third quarter decreased by $85 million from the 2002 third quarter, primarily due to higher trade finance write-offs in Argentina in the prior-year quarter. The provision for credit losses of $24 million in the 2003 nine months decreased by $136 million from the 2002 nine months, primarily reflecting prior-year write-offs in Argentina, partially offset by 2003 provisions for selected borrowers in Brazil.

        Cash-basis loans, which in the Transaction Services business are primarily trade finance receivables, were $201 million at September 30, 2003, $513 million at June 30, 2003, $572 million at December 31, 2002 and $509 million at September 30, 2002. Cash-basis loans were down $312 million from June 30, 2003 and $308 million from September 30, 2002, primarily due to a reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services to Capital Markets and Banking, along with charge-offs in Poland and Argentina.

Other Corporate

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
Revenues, net of interest expense	$2	$(57)	$(18)	$(260)
Operating expenses	7	(38)	(16)	(123)

Loss before taxes	(5)	(19)	(2)	(137)
Income taxes (benefits)	—	(9)	5	(70)

Net loss	$(5)	$(10)	$(7)	$(67)

        Other Corporate—which includes intra-GCIB segment eliminations, certain one-time non-recurring items and tax amounts not allocated to GCIB products—reported a net loss of $5 million and $7 million for the 2003 third quarter and nine months, respectively, compared to a net loss of $10 million and $67 million in the 2002 third quarter and nine months. The decrease in Other Corporate net losses in 2003 is primarily attributable to lower GCIB segment eliminations, which impacted revenues and operating expenses.

PRIVATE CLIENT SERVICES

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$1,489	$1,430	4	$4,265	$4,488	(5)
Operating expenses	1,162	1,133	3	3,390	3,496	(3)
Provision for credit losses	—	—	—	1	2	(50)

Income before taxes	327	297	10	874	990	(12)
Income taxes	124	109	14	333	362	(8)

Net income	$203	$188	8	$541	$628	(14)

        Private Client Services provides investment advice, financial planning and retail brokerage services, primarily through the network of Smith Barney Financial Consultants. In addition, Private Client Services provides independent client-focused research to individuals and institutions around the world.

        Private Client Services net income of $203 million in the 2003 third quarter increased $15 million or 8% from 2002, primarily reflecting higher commissions due to increased customer trading activity and increased asset-based fee revenue reflecting higher client asset levels, partially offset by a decline in net interest revenue from securities-based lending, higher production-related compensation, and higher advertising & marketing and legal expenses. Net income was $541 million in the 2003 nine months, down $87 million or 14% from 2002, primarily due to lower asset-based fee revenue.

        Revenues, net of interest expense, of $1.489 billion in the 2003 third quarter increased $59 million or 4% from 2002, reflecting increases in both transactional and asset-based fee revenue. Transactional revenue increased $46 million or 7% primarily reflecting higher customer activity. Fee-based revenue increased $13 million or 2% reflecting higher client asset levels. Revenue was $4.265 billion in the 2003 nine months, down $223 million or 5%, primarily due to lower asset-based fee revenue along with lower transactional revenue.

        Total assets under fee-based management were $192 billion as of September 30, 2003, up $40 billion or 26% from the prior-year quarter, primarily due to an increase in market values and positive net flows. Total client assets, including assets under fee-based management, of $998 billion at September 30, 2003, increased $148 billion or 17% compared to the prior-year quarter principally due to market appreciation and positive net flows. Net flows were a positive $5 billion in the 2003 third quarter, down $2 billion from the prior-year period. Private Client Services had 12,254 financial consultants as of September 30, 2003, compared with 12,744 as of September 30, 2002. Annualized revenue per financial consultant of $481,000 increased 8% from the prior-year quarter.

        Operating expenses of $1.162 billion in the 2003 third quarter increased $29 million, primarily reflecting higher production-related compensation and higher advertising & marketing and legal expenses. Operating expenses of $3.390 billion in the 2003 nine months, declined $106 million or 3%, primarily reflecting lower production-related compensation resulting from a decline in revenue combined with the impact of expense control initiatives. The majority of expenses for Global Equity Research are allocated to the Global Equities business within GCIB and Private Client Services businesses.

In billions of dollars	September 30, 2003	September 30, 2002	% Change
Consulting Group and Internally Managed Accounts	$128	$103	24
Financial Consultant Managed Accounts	64	49	31

Total Assets under Fee-Based Management	$192	$152	26

Total Client Assets(1)	$998	$850	17
Annualized Revenue per Financial Consultant (in thousands of dollars)	$481	$444	8

(1)
Includes certain assets managed jointly with Citigroup Asset Management.

GLOBAL INVESTMENT MANAGEMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$2,326	$1,790	30	$6,414	$5,638	14
Operating expenses	828	641	29	2,295	1,979	16
Provisions for benefits, claims and credit losses	927	703	32	2,335	2,060	13

Income before taxes and minority interest	571	446	28	1,784	1,599	12
Income taxes	204	132	55	518	489	6
Minority interest, after-tax	—	—	—	1	1	—

Net income	$367	$314	17	$1,265	$1,109	14

        Global Investment Management is comprised of Life Insurance and Annuities, Private Bank and Asset Management. These businesses offer a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high-net-worth and retail clients.

        Global Investment Management net income of $367 million in the 2003 third quarter and $1.265 billion in the 2003 nine months increased $53 million or 17% and $156 million or 14% from the comparable 2002 periods. Life Insurance and Annuities net income of $152 million in the 2003 third quarter and $578 million in the 2003 nine months increased $69 million or 83% and $144 million or 33% from the comparable 2002 periods. The increase in income of $69 million in the 2003 third quarter resulted from higher Travelers Life and Annuity (TLA) results of $159 million, partially offset by lower International Insurance Manufacturing (IIM) results of $90 million. The increase in TLA was driven by higher net realized insurance investment portfolio gains of $128 million, higher investment income and strong business volumes, partially offset by higher Deferred Acquisition Cost (DAC) amortization. The decline in IIM primarily resulted from impairments of Argentina Government Promissory Notes (GPNs) of $111 million and the impact of certain liability restructuring actions taken in the Argentina voluntary annuity business of $20 million.

        The increase in Life Insurance and Annuities income of $144 million in the 2003 nine-month period reflects higher TLA results of $254 million, primarily due to higher net realized insurance investment portfolio gains of $233 million, partially offset by lower IIM results of $110 million. The IIM decline was driven by the Argentina actions of $131 million recorded in the 2003 third quarter, partially offset by an $18 million benefit from lower taxes in Asia due to the application of APB 23's indefinite investment criteria, as well as higher business volumes and lower tax rates in Mexico.

        Private Bank net income was $143 million in the 2003 third quarter and $406 million in the 2003 nine months, up $26 million or 22% and $65 million or 19% from the comparable 2002 periods, primarily reflecting increased client trading and lending activity, partially offset by higher employee-related expenses and a higher cost of funds.

        Asset Management net income was $72 million in the 2003 third quarter and $281 million in the 2003 nine months, a decline of $42 million or 37% and $53 million or 16% from the comparable 2002 periods. The 2003 third quarter income decline primarily reflects the impact of a $42 million impairment of a DAC asset relating to the Siembra Retirement Services business in Argentina, a $9 million impairment of Argentina GPNs and reduced fee revenues, partially offset by positive market action and the cumulative impact of positive net flows. The decline in the nine-month period was the result of the 2003 third quarter impairments in Argentina, negative market action, and reduced fee revenues, partially offset by lower expenses and the cumulative impact of positive net flows.

Global Investment Management Net Income—Regional View

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
North America (excluding Mexico)	$360	$202	78	$1,010	$772	31
Mexico	75	55	36	209	173	21
EMEA	7	4	75	6	8	(25)
Japan	25	11	NM	62	42	48
Asia (excluding Japan)	59	25	NM	126	80	58
Latin America	(159)	17	NM	(148)	34	NM

Total Net Income	$367	$314	17	$1,265	$1,109	14

NM Not meaningful

        Global Investment Management net income increased $53 million in the 2003 third quarter and $156 million in the 2003 nine months from the comparable 2002 periods. The $53 million increase in the 2003 third quarter was primarily driven by increases in

North America of $158 million, Asia of $34 million and Mexico of $20 million, partially offset by a decrease in Latin America of $176 million. The $158 million increase in North America was driven by higher Life Insurance and Annuities results of $159 million, primarily resulting from improved net realized insurance investment portfolio gains/(losses). The increase in Asia of $34 million primarily reflects the benefit of lower taxes due to the application of APB 23's indefinite investment criteria as well as higher business volumes in Life Insurance and Annuities. Mexico's increase of $20 million primarily reflects higher business volumes and lower tax rates in both Life Insurance and Annuities and Asset Management, as well as higher client trading revenues in Private Bank. The decrease in Latin America of $176 million primarily reflects $182 million in actions taken in Argentina, collectively recorded by Life Insurance and Annuities and Asset Management.

        The $156 million increase in the 2003 nine-month period primarily reflects increases in North America of $238 million, Asia of $46 million, Mexico of $36 million and Japan of $20 million, partially offset by a $182 million decrease in Latin America. The $238 million increase in North America reflects higher Life Insurance and Annuities results of $254 million, primarily the result of improved net realized insurance investment portfolio gains/(losses) of $233 million. The $46 million increase in Asia's net income was primarily the result of lower taxes due to the application of APB 23, higher business volumes in Life Insurance and Annuities and higher client trading revenues in the Private Bank. The $36 million increase in Mexico primarily reflects higher business volumes and lower tax rates in Life Insurance and Annuities and Asset Management, as well as higher client trading revenues in Private Bank. Japan's increase of $20 million primarily resulted from higher client trading revenues in Private Bank, while the decrease of $182 million in Latin America was primarily the result of the $182 million in actions taken in Argentina, collectively recorded by Life Insurance and Annuities and Asset Management in the 2003 third quarter.

LIFE INSURANCE AND ANNUITIES

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$1,372	$925	48	$3,669	$2,977	23
Provision for benefits and claims	925	698	33	2,323	2,049	13
Operating expenses	208	124	68	571	328	74

Income before taxes	239	103	NM	775	600	29
Income taxes	87	20	NM	197	166	19

Net income	$152	$83	83	$578	$434	33

NM Not meaningful

        Life Insurance and Annuities comprises Travelers Life and Annuity (TLA) and International Insurance Manufacturing (IIM). TLA offers individual annuity, group annuity, individual life insurance products and Corporate Owned Life Insurance (COLI) products domestically. IIM provides annuities, credit, life, health, disability and other insurance products internationally, leveraging the existing distribution channels of the Consumer Finance, Retail Banking and Asset Management (retirement services) businesses. IIM primarily has operations in Mexico, EMEA, Latin America, Asia and Japan.

        Net income of $152 million and $578 million in the 2003 third quarter and nine months increased $69 million or 83% and $144 million or 33% from the respective 2002 periods, reflecting lower net realized insurance investment portfolio losses, higher Net Investment Income (NII) and increased business volumes. These increases were partially offset by certain asset impairments and other actions taken in Argentina and an increase in the amortization of Deferred Acquisition Costs (DAC). The $69 million increase in the 2003 third quarter reflects higher TLA results of $159 million, offset by lower IIM results of $90 million. The $144 million increase in the 2003 nine-month period reflects higher TLA results of $254 million, offset by lower IIM results of $110 million.

        TLA's net income was $229 million and $623 million in the 2003 third quarter and nine months, an increase of $159 million and $254 million, respectively, from the 2002 periods. The $159 million increase in the 2003 third quarter primarily resulted from higher net realized insurance investment portfolio gains of $128 million, largely resulting from the absence of prior-year impairments taken on investments in the energy sector. The remaining increase of $31 million resulted from higher investment income and strong business volumes, partially offset by increased DAC amortization. The $254 million increase in the 2003 nine months primarily resulted from higher net realized insurance investment portfolio gains of $233 million, largely resulting from the absence of prior-year impairments relating to WorldCom investments in the 2002 second quarter of $128 million and the absence of the 2002 third quarter impairments. The remaining increase of $21 million was driven by a $39 million tax benefit taken in the 2003 first quarter related to an adjustment to the Dividend Received Deduction and higher business volumes and fees, partially offset by increased DAC amortization and reduced investment yields.

        IIM's net loss of $77 million in the 2003 third quarter was a decline in income of $90 million and primarily resulted from impairments of Argentina Government Promissory Notes (GPNs) of $111 million and the impact of certain liability restructuring actions taken in the Argentina voluntary annuity business of $20 million. The GPN impairment was the result of an Argentine government decree, which required the mandatory exchange (the Exchange) of existing GPNs to Argentine government bonds denominated in U.S. dollars. Upon the Exchange, the assets were considered impaired and written down to fair market value based on prevailing market prices on the decree date. Certain GPNs, which were held in general accounts, were considered impaired through recognition as an insurance investment portfolio loss ($53 million). See Impact from Argentina's Economic Changes on page 11 for a further discussion of these actions. Other income items which offset the Argentina actions were an $18 million benefit of lower taxes due to the application of APB 23 indefinite investment criteria in Asia, higher investment income due to timing of $13 million, and higher business volumes and the impact of a lower tax rate in Mexico. IIM's net loss of $45 million in the 2003 nine-month period was a decline in income of $110 million and was driven by the Argentina actions of $131 million, partially offset by the application of APB 23 in Asia and higher business volumes and lower taxes in Mexico.

        TLA's NII was $680 million and $1.989 billion in the 2003 third quarter and nine months, respectively, an increase of $60 million or 10% and $112 million or 6%, respectively, from the 2002 periods. The increase in both the 2003 third quarter and nine-month periods primarily resulted from a larger invested asset base resulting from higher business volumes. Investment yields were 6.63% and 6.61% in the 2003 third quarter and nine-month periods, respectively, compared to 6.57% and 6.92% in the respective 2002 periods. The decrease in investment yields in the 2003 nine-month period was driven by lower fixed income yields, which suffered from the lower rate environment and credit issues. Equity investment returns increased in both the 2003 third quarter and nine-month periods, largely the result of risk arbitrage activity.

        During the 2003 third quarter and nine-month periods, Life Insurance and Annuities operating expenses of $208 million and $571 million, increased $84 million or 68% and $243 million or 74%, from the respective 2002 periods. TLA's expenses increased $39 million and $137 million in the 2003 third quarter and nine-month periods from the comparable 2002 periods, primarily resulting from an increase in DAC amortization of $29 million from the 2002 third quarter and $96 million from the 2002 nine-month period, respectively. The increase in DAC amortization expense was largely due to a higher amortization rate implemented in the 2002 fourth quarter resulting from the decrease in market values of individual annuity account balances. The increase in the 2003 nine-month period was also additionally impacted by a one-time decrease in DAC amortization of $22 million in the 2002 first quarter related to changes in the underlying lapse and interest rate assumptions in the individual annuity business. IIM's expenses increased $45 million and $106 million from the respective 2002 periods, driven by a change in the presentation of certain fee-sharing arrangements with various Global Consumer businesses. This change in presentation increased both revenues and expenses by $22 million and $73 million in the 2003 third quarter and nine-month periods, respectively. The remaining expense increase in both the 2003 third quarter and nine-month periods was primarily the result of higher business volumes.

Travelers Life and Annuity

        The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues. The following table shows net written premiums and deposits by product line:

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Individual annuities
Fixed	$115	$325	(65)	$433	$1,101	(61)
Variable	1,099	962	14	2,870	3,217	(11)
Individual payout	12	15	(20)	44	41	7

Total individual annuities	1,226	1,302	(6)	3,347	4,359	(23)
GICs and other group annuities	2,409	1,397	72	5,881	5,272	12
Individual life insurance
Direct periodic premiums and deposits	204	143	43	598	553	8
Single premium deposits	124	64	94	254	212	20
Reinsurance	(36)	(29)	(24)	(100)	(83)	(20)

Total individual life insurance	292	178	64	752	682	10

Total	$3,927	$2,877	36	$9,980	$10,313	(3)

        Individual annuity net written premiums and deposits were $1.226 billion and $3.347 billion in the 2003 third quarter and nine months, a decrease of 6% and 23%, respectively, from the 2002 periods. The decrease was driven by a decline in fixed annuity sales due to competitive pressures and current market perception of fixed rate policies. Variable annuity sales increased $137 million in the 2003 third quarter over the prior-year period primarily resulting from the recent increase in equity market conditions. The decline in variable annuity sales in the 2003 nine-month period of $347 million compared to 2002 was driven by the weak equity market conditions that existed during the majority of this time period. Individual annuity account balances and benefit reserves were $31.6 billion at September 30, 2003, an increase of $4.3 billion or 16% from the 2002 third quarter. The $4.3 billion increase reflects $3.1 billion in market appreciation of variable annuity investments subsequent to September 30, 2002, primarily driven by $2.6 billion which occurred in the second and third quarters of 2003. Net sales of $1.2 billion over the previous twelve months, which partially resulted from good in-force retention, also contributed to the account balance and benefit reserve growth.

        Group annuity net written premiums and deposits (excluding the Company's employee pension plan deposits) were $2.409 billion and $5.881 billion in the 2003 third quarter and nine months, an increase of 72% and 12% over the respective 2002 periods. The $1.0 billion increase in the 2003 third quarter and the $609 million increase in the 2003 nine months from the respective 2002 periods primarily reflected strong variable Guaranteed Investment Contract (GIC) sales, a fixed GIC sale of $200 million in the current quarter and the sale of one group pension close out contract totaling $290 million in the current quarter. The 2003 nine-month period includes additional fixed GIC sales of $800 million to a customer in the 2003 first quarter. The 2003 third quarter and nine-month periods also benefited from increased sales in most products, compared to the respective 2002 periods. Group annuity account balances and benefit reserves reached $24.9 billion at September 30, 2003, an increase of $2.2 billion or 10% from the 2002 third quarter, primarily reflecting the strong current quarter sales, higher fixed GIC production in the 2003 first quarter and continued strong retention in all products.

        Net written premiums and deposits for the life insurance business were $292 million and $752 million in the 2003 third quarter and nine months, up $114 million or 64% and $70 million or 10%, respectively from the 2002 periods. The increase in the 2003 third quarter primarily related to higher direct periodic premiums and deposits of $61 million and higher single premium sales of $60 million, and includes the impact of higher COLI deposits. The $70 million increase in the nine-month period reflects strong single and periodic universal life sales, partially offset by lower COLI deposits. Life insurance in force was $86.9 billion at September 30, 2003, up 8% from $80.7 billion at September 30, 2002. Life insurance account balances and benefit reserves increased 23% to $4.5 billion at September 30, 2003 from $3.6 billion at September 30, 2002.

Private Bank

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$510	$414	23	$1,490	$1,265	18
Operating expenses	298	237	26	884	755	17
Provision for credit losses	2	5	(60)	12	11	9

Income before taxes	210	172	22	594	499	19
Income taxes	67	55	22	188	158	19

Net income	$143	$117	22	$406	$341	19

Average assets (in billions of dollars)	$39	$29	34	$37	$29	28
Return on assets	1.45%	1.60%		1.47%	1.57%

Client business volumes under management (in billions of dollars)	$186	$163	14	$186	$163	14

        Private Bank provides personalized wealth management services for high-net-worth clients around the world. Private Bank net income was $143 million in the 2003 third quarter and $406 million in the 2003 nine months, up $26 million or 22% and $65 million or 19% from the 2002 periods, primarily reflecting increased client trading and lending activity, partially offset by higher incentive compensation expense associated with higher revenues, higher other employee related costs and the impact of a narrowing of Treasury spreads.

        Client business volumes under management, which include custody accounts, assets under fee-based management, deposits and loans, were $186 billion at the end of the 2003 third quarter, up $23 billion or 14% from $163 billion at the end of the 2002 third quarter. The increase primarily reflects growth of $9 billion in other (principally custody) accounts, $6 billion in loans, $6 billion in banking and fiduciary deposits and $2 billion in assets under fee based management.

        Revenues, net of interest expense, were $510 million in the 2003 third quarter and $1.49 billion in the 2003 nine months, up $96 million or 23% and $225 million or 18% from the respective 2002 periods. The increases reflect higher client trading, lending and banking activity in both the three- and nine-month periods, partially offset by the impact of a narrowing of Treasury spreads. The three-month period was additionally impacted by higher placement, management and performance fees. In the 2003 third quarter and nine months, the increased revenues reflect continued favorable trends in North America (including Mexico), up $24 million or 13% and $84 million or 15%, respectively, from the comparable 2002 periods, primarily in lending and client trading activity. International revenues increased $72 million or 32% from the 2002 third quarter and $141 million or 20% from the 2002 nine months, primarily due to growth in Japan of $29 million or 64% and $56 million or 38%, respectively (client trading), in Asia of $28 million or 37% and $66 million or 28%, respectively (client trading), and in Latin America of $11 million or 24% and $20 million or 14%, respectively (client trading).

        Operating expenses of $298 million and $884 million in the 2003 third quarter and nine months were up $61 million or 26% and $129 million or 17% from the respective 2002 periods, primarily reflecting increased incentive compensation associated with higher revenues, and higher other employee related costs including severance and increased salary and benefits costs due to a change in employee mix of front end sales staff. In the 2003 third quarter and nine months, the increased expenses reflect the increase in revenues in North America (including Mexico), with expenses up $12 million or 15% and $36 million or 15%, respectively, from the comparable 2002 periods, driven by higher incentive compensation and the impact of the inclusion of Banamex into Private Bank's results beginning in August 2002. International expenses increased $49 million or 31% from the 2002 third quarter and $93 million or

18% from the 2002 nine months, primarily due to higher employee-related costs, including incentive compensation in Asia and Japan, and higher severance costs in EMEA. In the 2003 third quarter and nine months, Asia increased $17 million or 40% and $42 million or 32%, respectively; Japan increased $14 million or 52% and $29 million or 35%, respectively; and EMEA increased $13 million or 24% and $17 million or 9%, respectively.

        The provision for credit losses was $2 million and $12 million in the 2003 third quarter and nine months, a decrease of $3 million from the 2002 third quarter and an increase of $1 million from the 2002 nine-month period. Net credit losses in the 2003 third quarter remained at a nominal level of 0.05% of average loans outstanding. Loans 90 days or more past due as of September 30, 2003 were $124 million or 0.36% of total loans outstanding, compared with $201 million or 0.70% as of September 30, 2002. The decline of $77 million primarily reflects decreases in EMEA and North America (excluding Mexico).

        Average assets of $39 billion in the 2003 third quarter increased $10 billion or 34% from $29 billion in the 2002 third quarter. The increase from the prior-year period primarily related to increased lending activity (higher mortgage financing and re-financing activity, tailored loans and margin lending) and the consolidation of a previously unconsolidated entity due to changes in the contractual relationship with this entity.

Asset Management

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2003	2002		2003	2002
Revenues, net of interest expense	$444	$451	(2)	$1,255	$1,396	(10)
Operating expenses	322	280	15	840	896	(6)

Income before taxes	122	171	(29)	415	500	(17)
Income taxes	50	57	(12)	133	165	(19)
Minority interest, after-tax	—	—	—	1	1	—

Net income	$72	$114	(37)	$281	$334	(16)

Assets under management (in billions of dollars)(1)(2)	$495.4	$443.8	12	$495.4	$443.8	12

(1)
Includes $32 billion and $29 billion in 2003 and 2002, respectively, for Private Bank clients.

(2)
Includes $38 billion and $34 billion in 2003 and 2002, respectively, of Travelers Property and Casualty Corp. assets which Asset Management manages on a third-party basis following the spin-off.

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

        Net income of $72 million and $281 million in the 2003 third quarter and nine months decreased $42 million or 37% and $53 million or 16% from the respective 2002 periods, primarily reflecting impairments of a Deferred Acquisition Cost (DAC) asset relating to the Retirement Services business in Argentina of $42 million and of Argentina Government Promissory Notes (GPNs) of $9 million. The GPN impairment was the result of an Argentine government decree, which required the Exchange (the Exchange) of existing GPNs to Argentine government bonds denominated in U.S. dollars. Upon the Exchange, the asset was considered impaired and written down to fair market value based on prevailing market prices on the decree date. See Impact from Argentina's Economic Changes on page 11 for a further discussion of these actions. Additional items impacting the 2003 third quarter and nine-month income variances were reduced fee revenues due to changes in product mix and revenue sharing arrangements with internal Citigroup distributors, partially offset by the cumulative impact of positive net flows. The 2003 third quarter experienced positive market action, while the 2003 nine-month period experienced negative market action. The 2003 nine-month period benefited from reduced expenses.

        Assets under management for the 2003 third quarter were $495.4 billion, an increase of $51.6 billion or 12% from the 2002 third quarter. The increase primarily reflects positive market action of $32 billion in CAM, positive net flows (excluding U.S. Retail Money Market funds) of $17 billion, an increase in the CAI Institutional business of $5 billion and an increase of $4 billion in assets from Travelers Property and Casualty Corp. (TPC), which Asset Management manages on a third-party basis following the August 20, 2002 distribution. These increases were partially offset by net outflows of U.S. Retail Money Market funds of $7 billion. Retail/Private Bank client assets were $219.9 billion as of September 30, 2003, up 9% compared to the prior-year period reflecting positive market action. Institutional client assets of $174.0 billion as of September 30, 2003 were up 16% compared to the prior-year period, reflecting the impact of positive market action and long-term product flows. Retirement Services assets were $12.2 billion as of September 30, 2003, up 15% from the prior-year period. Other assets under management of $89.3 billion as of September 30, 2003 were up 10% from the prior-year period, reflecting an increase in CAI Institutional and TPC assets.

        Sales of proprietary mutual funds and managed account products at Private Client Services increased 20% in the 2003 third quarter and decreased 30% for the 2003 nine months from the respective 2002 periods to $4.3 billion and $12.0 billion. The 2003 third quarter improvement was driven by increased sales of managed accounts. The decrease in the 2003 nine-month period was primarily driven by weakness in equity markets and resulting declines in managed account products, and represented 30% and 29% of Private Client Services' retail channel sales in the 2003 third quarter and nine months, respectively. Sales of mutual and money funds through Global Consumer's banking network (excluding Mexico) in the 2003 third quarter increased 28% to $2.2 billion and remained static in the 2003 nine-month period at $6.2 billion. These sales through Global Consumer's banking network (excluding Mexico) represented 35% of total sales in both the 2003 three and nine months, including $1.5 billion and $4.0 billion in International and $0.7 billion and $2.2 billion in the U.S., in the 2003 third quarter and nine months, respectively. Of the $0.7 billion in the 2003 third quarter, Primerica sold $0.5 billion of proprietary U.S. mutual and money funds, representing 74% of Primerica's total fund sales, compared to 72% in the prior-year period. Of the $2.2 billion in the 2003 nine months, Primerica sold $1.4 billion of proprietary U.S. mutual and money funds, representing 73% of Primerica's total fund sales, compared to 72% in the prior-year period. Institutional long-term product sales of $5.7 billion in the 2003 third quarter, which include $3.2 billion of sales to GCIB clients, decreased 19% from the prior-year period. The 2002 third quarter included significant fixed income sales in North America and Japan. Institutional long-term product sales of $21.4 billion in the 2003 nine months, which include $14.5 billion of sales to GCIB clients, decreased 6% from the prior-year period.

        Revenues, net of interest expense, of $444 million and $1.255 billion in the 2003 third quarter and nine months decreased $7 million or 2% and $141 million or 10% from the respective 2002 periods. The $7 million decline in the 2003 third quarter primarily resulted from the impact of reduced fee revenues, the GPN impairments in Argentina of $9 million and outflows of U.S. Retail Money Market funds, partially offset by positive market action and the cumulative impact of positive net flows. The $141 million decline in the 2003 nine-month period primarily resulted from reduced fee revenues, negative market action, the impact of increased insurance costs on fees earned in a Retirement Services business in Argentina and foreign currency translation in Argentina and Mexico, partially offset by the cumulative impact of positive net flows, the absence of a prior-year pesification loss in Argentina and significant peso devaluations in Argentina in the 2002 first quarter. The reduced fee revenues in both the 2003 third quarter and nine-month periods resulted from changes in product mix and revenue sharing arrangements with internal Citigroup distributors, and a change in the presentation of certain fee sharing arrangements which decreased both revenues and expenses by $9 million and $29 million in the 2003 third quarter and nine months, respectively.

        Operating expenses of $322 million and $840 million in the 2003 third quarter and nine months increased $42 million or 15% and decreased $56 million or 6% from the respective 2002 periods. The increase of $42 million in the 2003 third quarter primarily reflected the DAC impairment in Argentina of $42 million. The decline in the 2003 nine-month period primarily reflected continued expense management, including a decline in incentive compensation, the change in presentation of certain fee sharing arrangements and the absence of 2002 first quarter restructuring charges in Argentina (Latin America Retirement Services), partially offset by the impact of foreign currency translation in Mexico.

PROPRIETARY INVESTMENT ACTIVITIES

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
Revenues, net of interest expense	$459	$(67)	$721	$(5)
Operating expenses	84	76	253	176
Provision for credit losses	—	9	1	9

Income before taxes and minority interest	375	(152)	467	(190)
Income taxes (benefits)	134	(46)	174	(57)
Minority interest, after-tax	145	14	170	22

Net Income	$96	$(120)	$123	$(155)

        Proprietary Investment Activities is comprised of Citigroup's proprietary Private Equity investments, including venture capital activities and Other Investment Activities which includes Citigroup's proprietary investments in hedge funds and real estate investments, investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, ownership of TPC shares and Citigroup's Alternative Investments (CAI) business, for which the net profits on products distributed through Citigroup's Asset Management, Private Client Services and Private Bank businesses are reflected in the respective distributors' income statement through net revenues.

        Revenues, net of interest expense, in the 2003 third quarter of $459 million increased $526 million from the 2002 third quarter, reflecting higher Private Equity revenues of $1.044 billion, primarily from higher net mark-to-market revenues on public investments, higher net impairment/valuation revenues and higher dividend/fee revenues, partially offset by lower Other Investment Activities revenues of $518 million. The decline in Other Investment Activities was driven by the absence of the 2002 third quarter gain on the sale of 399 Park Avenue of $527 million related to the portion of the building that the Company did not occupy. Operating expenses of $84 million in the 2003 third quarter increased $8 million from the 2002 third quarter primarily reflecting increased expenses in

CAI of $14 million, offset by lower costs of real estate investments of $5 million. Minority interest, after-tax, of $145 million in the 2003 third quarter increased $131 million from the prior-year period primarily due to the impact of dividends and a mark-to-market valuation on the recapitalization of an investment held within the Citigroup Venture Capital (CVC) Equity Partners Fund, a majority-owned private equity fund.

        For the 2003 nine months, revenues, net of interest expense, of $721 million increased $726 million from the 2002 nine-month period, primarily reflecting higher Private Equity revenues of $1.137 billion, driven by higher net mark-to-market revenues on public investments, higher net impairment/valuation revenues and higher dividend/fee revenues, offset by lower Other Investment Activities revenues of $411 million, resulting from the absence of the prior-year gain on the sale of 399 Park Avenue. Operating expenses of $253 million in the 2003 nine-month period increased $77 million from the 2002 nine-month period primarily reflecting increased expenses in CAI of $68 million and in Private Equity of $12 million. The increase in CAI expenses results from the impact of CAI's contract with TPC, whereby CAI manages TPC's investments following the August 20, 2002 distribution, as well as from business growth. Minority interest, after-tax, of $170 million in the 2003 nine-month period increased $148 million from the comparable 2002 period primarily due to the 2003 third-quarter impact of dividends and a mark-to-market valuation on the recapitalization of an investment held within the CVC Equity Partners Fund.

        See Note 6 to the Consolidated Financial Statements for additional information on investments in fixed maturity and equity securities.

        The following sections contain information concerning revenues, net of interest expense, for the two main investment classifications of Proprietary Investment Activities:

        Private Equity includes equity and mezzanine debt financing on both a direct and indirect basis, including investments made by CVC Equity Partners Fund, to companies primarily located in the United States and Western Europe, investments in companies located in developing economies with a private equity focus, the investment portfolio related to the Banamex acquisition in August 2001 and CVC/Opportunity Equity Partners, LP (Opportunity). Opportunity is a third-party managed fund through which Citigroup co-invests in companies that were privatized by the government of Brazil in the mid-1990s.

        As of September 30, 2003 and September 30, 2002, Private Equity included assets of $6.114 billion and $6.203 billion, respectively, with the portfolio primarily invested in industrial, consumer goods, communication and technology companies.

        Revenues for Private Equity, net of interest expense, are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
Net realized gains/(losses)(1)	$87	$26	$289	$207
Public mark-to-market	90	(428)	215	(312)
Net impairments/valuations(2)	8	(235)	(228)	(467)
Other(3)	208	(14)	198	(91)

Revenues, net of interest expense	$393	$(651)	$474	$(663)

(1)
Includes the changes in unrealized gains/(losses) related to mark-to-market reversals for investments sold during the year.

(2)
Includes valuation adjustments on private equity investments.

(3)
Includes other investment income (including dividends), management fees and funding costs.

        Revenues, net of interest expense, of $393 million in the 2003 third quarter increased $1.044 billion from the 2002 third quarter primarily relating to higher net mark-to-market gains on public securities of $518 million, higher net impairment/valuation revenues of $243 million, higher net realized gains on sales of investments of $61 million and higher other revenues of $222 million. The higher net mark-to-market gains on public securities primarily resulted from the absence of prior-year mark-to-market losses due to the existing equity market conditions in the 2002 third quarter. The higher net impairment/valuation revenues largely represent the absence of 2002 third quarter impairments on emerging markets investments (including Argentina) of $141 million. The increase in other revenues primarily related to dividends in the current quarter through an investment in the CVC Equity Partners Fund, from a private equity investment that was recapitalized and from an investment that had an initial public offering.

        For the 2003 nine months, revenues, net of interest expense, of $474 million increased $1.137 billion from the 2002 nine-month period primarily relating to higher net mark-to-market gains on public securities of $527 million due to the prior-year market conditions, higher net impairment/valuation revenues of $239 million primarily due to the absence of 2002 impairments on emerging markets investments, and higher other revenues of $289 million due to the 2003 third quarter dividends received in the CVC Equity Partners Fund.

        Other Investment Activities includes CAI, various proprietary investments, including Citigroup's ownership interest in TPC's outstanding equity securities, certain hedge fund investments and the LDC Debt/Refinancing portfolios. The LDC Debt/Refinancing portfolios include investments in certain countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and earnings are generally derived from interest and restructuring gains/(losses).

        As of September 30, 2003, Other Investment Activities included assets of $2.958 billion, including $1.606 billion in TPC shares, $750 million in hedge funds, the majority of which represents money managed for TPC, $409 million in the LDC Debt/Refinancing portfolios and $193 million in other assets. As of September 30, 2002, total assets of Other Investment Activities were $2.850 billion, including $1.335 billion in TPC shares, $629 million in hedge funds, $621 million in the LDC Debt/Refinancing portfolios and $265 million in other assets.

        The major components of Other Investment Activities revenues, net of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
LDC Debt/Refinancing portfolios	$2	$2	$9	$9
Hedge fund investments	8	20	61	48
Other	56	562	177	601

Revenues, net of interest expense	$66	$584	$247	$658

        Revenues, net of interest expense, in the 2003 third quarter of $66 million, decreased $518 million from the 2002 third quarter, primarily resulting from the absence of the prior-year gain of $527 million on the sale of 399 Park Avenue and lower hedge fund results of $12 million, partially offset by an $8 million increase in CAI.

        For the 2003 nine months, revenues, net of interest expense, of $247 million decreased $411 million from the 2002 nine-month period, primarily resulting from the absence of the prior-year gain on the sale of 399 Park Avenue, partially offset by a $65 million increase in CAI, $20 million from dividends earned on the TPC shares, and a $13 million increase from improved hedge fund results.

        Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

CORPORATE/OTHER

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
Revenues, net of interest expense	$122	$143	$407	$528
Operating expenses	160	150	503	553
Provisions for benefits, claims, and credit losses	(1)	(4)	(1)	(23)

Loss from continuing operations before taxes, minority interest, and cumulative effect of accounting change	(37)	(3)	(95)	(2)
Income tax benefits	(176)	(63)	(167)	(34)
Minority interest, after-tax	3	(2)	8	(3)

Income from continuing operations	136	62	64	35
Income from discontinued operations	—	214	—	1,875
Cumulative effect of accounting change	—	—	—	(47)

Net Income	$136	$276	$64	$1,863

        Corporate/Other includes net corporate treasury results, corporate expenses, certain intersegment eliminations, the results of discontinued operations, the cumulative effect of an accounting change and taxes not allocated to the individual businesses.

        Revenues, net of interest expense, of $122 million and $407 million in the 2003 third quarter and nine months decreased $21 million and $121 million, respectively, from the 2002 periods. The three-month decrease was driven by lower net treasury results, partially offset by the impact of higher intersegment eliminations. The lower net treasury results were primarily due to lower realized gains on fixed income investments, partially offset by favorable interest rate positioning. The nine-month decrease was driven by lower intersegment eliminations, partially offset by higher net treasury results. The increased treasury revenues resulted from favorable interest rate positioning, offset by lower realized gains on fixed income investments.

        Operating expenses of $160 million and $503 million in the 2003 third quarter and nine months increased $10 million and decreased $50 million, respectively, from the 2002 periods. The third quarter increase was primarily due to increases in net unallocated corporate costs, including employee-related expenses, and a $24 million expense for the contribution of appreciated venture capital securities to the Citigroup Foundation, offset by lower intersegment eliminations. The Citigroup Foundation contribution had minimal impact on Citigroup's earnings after related tax benefits. The nine-month decrease was primarily due to lower intersegment eliminations, offset by higher unallocated corporate costs and the contribution to the Citigroup Foundation. The increase in unallocated corporate costs included higher insurance, employee-related and legal costs. The provisions for benefits, claims, and credit losses in both the 2003 third quarter and nine-month periods are the result of intersegment eliminations.

        Income tax benefits of $176 million and $167 million in the 2003 third quarter and nine-month periods include the impact of a tax reserve release of $200 million that had been held at the legacy Associates' businesses and was deemed to be in excess of expected tax liabilities. Income tax benefits of $63 million and $34 million in the 2002 third quarter and nine months, respectively, includes the tax benefit resulting from the loss incurred on the sale of the Associates property and casualty operations to TPC, which was spun-off in the 2002 third quarter.

        Discontinued operations, after-tax, in the 2002 third quarter and nine months (see Note 4 to the Consolidated Financial Statements) include $117 million and $717 million, respectively, from the operations of TPC. The 2002 third quarter and nine-month periods also include after-tax gains on the sale of stock by a subsidiary of $97 million and $1.061 billion ($1.270 billion pre-tax), respectively, as a result of the TPC IPO of 231 million shares of its class A common stock. The $1.061 billion was recognized in the 2002 first quarter, and was increased by $97 million in the 2002 third-quarter due to the receipt of a private letter ruling from the Internal Revenue Service and the resolution of certain tax matters related to the IPO. The 2002 nine-month period cumulative effect of accounting change of $47 million reflects the 2002 first quarter impact of adopting the remaining provisions of SFAS 142 relating to goodwill and indefinite-lived intangible assets.

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: signs of strengthening in the global economy; sovereign or regulatory actions; levels of activity in the global capital markets; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of interest rates, bankruptcy filings and unemployment rates around the world; the continued economic crisis in Argentina; future actions or decisions by the Argentine government or judiciary; the ultimate resolution of the redenomination issue in Argentina; the impact of the restructuring plan for voluntary annuity holders in Argentina; the realizability of government obligations in Argentina; possible changes to various stock-based compensation plan provisions for future awards; the effect of applying SFAS 123 and FIN 46; current economic conditions in Japan, including rising bankruptcy filings and unemployment rates; the credit performance of the portfolios, portfolio growth and seasonal factors; subsidiaries' dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; and the resolution of legal proceedings and related matters.

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

        The risk management framework is grounded on the following seven principles, which apply universally across all businesses and all risk types:

  Integration of Business and Risk Management—Risk management is integrated within the business plan and strategy.

  Risk Ownership—All risks and resulting returns are owned and managed by an accountable business unit.

  Independent Oversight—Risk limits are approved by both business management and independent risk management.

  Policies—All risk management policies are clearly and formally documented.

  Risk Identification and Measurement—All risks are measured using defined methodologies, including stress testing.

  Limits and Metrics—All risks are managed within a limit framework.

  Risk Reporting—All risks are comprehensively reported across the organization.

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

Details of Credit Loss Experience

In millions of dollars	3rd Qtr. 2003	2nd Qtr. 2003	1st Qtr. 2003	4th Qtr. 2002	3rd Qtr. 2002
Allowance for credit losses at beginning of period	$11,567	$11,449	$11,501	$10,720	$10,437

Provision for credit losses
Consumer	1,538	1,888	1,939	1,911	2,021
Corporate	76	298	114	779	668

	1,614	2,186	2,053	2,690	2,689

Gross credit losses:
Consumer
In U.S. offices	1,264	1,383	1,496	1,448	1,415
In offices outside the U.S.	891	832	726	747	797
Corporate
In U.S. offices	110	159	57	336	164
In offices outside the U.S.	302	174	173	268	369

	2,567	2,548	2,452	2,799	2,745

Credit recoveries:
Consumer
In U.S. offices	186	173	192	188	180
In offices outside the U.S.	228	158	144	162	130
Corporate(1)
In U.S. offices	3	19	—	47	19
In offices outside the U.S.	78	57	31	57	53

	495	407	367	454	382

Net credit losses
In U.S. offices	1,185	1,350	1,361	1,549	1,380
In offices outside the U.S.	887	791	724	796	983

	2,072	2,141	2,085	2,345	2,363

Other—net(2)	134	73	(20)	436	(43)

Allowance for credit losses at end of period	$11,243	$11,567	$11,449	$11,501	$10,720

Allowance for credit losses on letters of credit(3)	126	167	167	167	110

Total allowance for loans, leases, lending commitments and letters of credit	$11,369	$11,734	$11,616	$11,668	$10,830

Net consumer credit losses	$1,741	$1,884	$1,886	$1,845	$1,902
As a percentage of average consumer loans	2.08%	2.28%	2.29%	2.30%	2.58%

Net corporate credit losses	$331	$257	$199	$500	$461
As a percentage of average corporate loans	1.29%	0.98%	0.78%	1.88%	1.74%

(1)
Includes $12 million in the second quarter 2003 and $46 million in the fourth quarter 2002 recognized under credit default swaps purchased from third parties reclassed from principal transactions.

(2)
Primarily includes foreign currency translation effects and the addition of allowance for credit losses of $452 million and $85 million, respectively, associated with the acquisitions of Golden State Bancorp in the 2002 fourth quarter and Diners Club Europe in the 2003 third quarter.

(3)
Represents additional credit reserves recorded as Other Liabilities on the Consolidated Statement of Financial Position.

Cash-Basis, Renegotiated, and Past Due Loans

In millions of dollars	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002
Corporate cash-basis loans(1)
In U.S. offices	$856	$977	$722	$877	$839
In offices outside the U.S.	2,933	3,227	3,360	3,118	3,093

Total	$3,789	$4,204	$4,082	$3,995	$3,932

Renegotiated loans (includes Corporate and Commercial Markets Loans)
In U.S. offices	$110	$126	$105	$115	$202
In offices outside the U.S.	51	52	52	55	65

Total	$161	$178	$157	$170	$267

Consumer loans on which accrual of interest has been suspended
In U.S. offices	$3,086	$2,966	$3,077	$3,114	$3,017
In offices outside the U.S.	2,690	2,800	2,883	2,792	2,582

Total	$5,776	$5,766	$5,960	$5,906	$5,599

Accruing loans 90 or more days delinquent(2)
In U.S. offices	$2,322	$2,493	$2,488	$2,639	$2,063
In offices outside the U.S.	490	436	353	447	562

Total	$2,812	$2,929	$2,841	$3,086	$2,625

(1)
Excludes cash-basis loans for the Insurance Subsidiaries and Investment Activities businesses for the third and fourth quarters of 2002 which were $136 million and $62 million, respectively, and are included in Other Assets on the Consolidated Statement of Financial Position for 2003, and CitiCapital for all periods, which is now included as part of Consumer loans on which accrual of interest has been suspended for all periods.

(2)
Substantially all consumer loans, of which $1.672 billion, $1.767 billion, $1.735 billion, $1.764 billion and $1.250 billion are government-guaranteed student loans and Federal Housing Authority mortgages at September 30, 2003, June 30, 2003, March 31, 2003, December 31, 2002 and September 30, 2002, respectively.

Other Real Estate Owned and Other Repossessed Assets

In millions of dollars	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002
Other real estate owned(1)
Consumer	$460	$479	$509	$495	$473
Corporate(2)	95	89	78	75	117

Total other real estate owned	$555	$568	$587	$570	$590

Other repossessed assets(3)	$182	$228	$255	$230	$227

(1)
Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.

(2)
Excludes Other Real Estate Owned for the Insurance Subsidiaries businesses for the third and fourth quarters of 2002 which were $54 million and $36 million, respectively, and is included in Other Assets on the Consolidated Statement of Financial Position for 2003.

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

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

	Total Loans	90 Days or More Past Due(1)			Average Loans	Net Credit Losses(1)
In millions of dollars, except total and average loan amounts in billions	Sept. 30, 2003	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	3rd Qtr. 2003	3rd Qtr. 2003	2nd Qr. 2003	3rd Qr. 2002
Product View:
Cards	$128.7	$2,353	$2,313	$2,309	$126.4	$1,789	$1,887	$1,764
Ratio		1.83%	1.88%	1.86%		5.62%	6.08%	5.74%
North America	115.1	2,098	2,066	2,107	113.7	1,653	1,751	1,616
Ratio		1.82%	1.86%	1.87%		5.77%	6.23%	5.77%
International	13.6	255	247	202	12.7	136	136	148
Ratio		1.88%	2.04%	1.85%		4.27%	4.60%	5.41%
Consumer Finance	92.6	2,127	2,182	2,179	90.8	898	897	779
Ratio		2.30%	2.41%	2.60%		3.92%	4.01%	3.71%
North America	71.7	1,642	1,681	1,777	70.4	520	514	438
Ratio		2.29%	2.40%	2.82%		2.93%	2.98%	2.79%
International	20.9	485	501	402	20.4	378	383	341
Ratio		2.32%	2.45%	1.94%		7.34%	7.43%	6.42%
Retail Banking	116.3	3,707	3,706	2,969	115.2	210	165	166
Ratio		3.19%	3.29%	3.39%		0.72%	0.58%	0.74%
North America	82.9	2,318	2,385	1,837	82.4	21	60	59
Ratio		2.80%	3.00%	3.20%		0.10%	0.29%	0.41%
International	33.4	1,389	1,321	1,132	32.8	189	105	107
Ratio		4.16%	3.99%	3.76%		2.28%	1.28%	1.31%
Private Bank(2)	34.6	124	140	201	33.6	4	4	5
Ratio		0.36%	0.42%	0.70%		0.05%	0.05%	0.08%
Other Consumer	1.1	—	—	—	1.1	—	—	1

Managed loans (excluding Commercial Markets)(3)	$373.3	$8,311	$8,341	$7,658	$367.1	$2,901	$2,953	$2,715
Ratio		2.23%	2.31%	2.36%		3.14%	3.26%	3.32%

Securitized receivables (all in North America Cards)	(73.6)	(1,414)	(1,385)	(1,256)	(72.1)	(1,127)	(1,159)	(874)
Credit card receivables held-for-sale(4)	(3.0)	(120)	(58)	(135)	(4.1)	(83)	(49)	(86)

On-balance sheet loans (excluding Commercial Markets)(5)	$296.7	$6,777	$6,898	$6,267	$290.9	$1,691	$1,745	$1,755
Ratio		2.28%	2.41%	2.47%		2.31%	2.42%	2.75%

		Cash-Basis Loans				Net Credit Losses(1)
Commercial Markets Groups(6)	$40.4	$1,283	$1,165	$1,234	$41.9	$50	$139	$147
Ratio		3.17%	2.76%	3.23%		0.47%	1.30%	1.50%

Total Consumer Loans	$337.1				$332.8	$1,741	$1,884	$1,902

Regional View:
North America (excluding Mexico)	$284.0	$5,752	$5,860	$5,447	$280.3	$2,190	$2,306	$2,073
Ratio		2.02%	2.14%	2.23%		3.10%	3.34%	3.41%
Mexico	6.5	374	358	387	6.9	10	19	44
Ratio		5.77%	5.39%	6.16%		0.58%	1.12%	2.74%
EMEA	31.0	1,489	1,412	1,130	29.8	160	169	135
Ratio		4.80%	4.67%	4.34%		2.13%	2.26%	2.07%
Japan	17.0	343	333	260	16.3	343	349	309
Ratio		2.02%	2.10%	1.51%		8.36%	8.64%	6.21%
Asia (excluding Japan)	31.8	307	325	340	30.9	101	104	116
Ratio		0.96%	1.06%	1.22%		1.29%	1.40%	1.64%
Latin America	3.0	46	53	94	2.9	97	6	38
Ratio		1.56%	1.80%	3.00%		13.13%	0.83%	4.68%

Managed loans (excluding Commercial Markets)(3)	$373.3	$8,311	$8,341	$7,658	$367.1	$2,901	$2,953	$2,715
Ratio		2.23%	2.31%	2.36%		3.14%	3.26%	3.32%

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

(4)
Included within Other Assets on the Consolidated Statement of Financial Position.

(5)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $2 billion and $2 billion, respectively, for the third quarter of 2003, which are included in Consumer Loans on the Consolidated Statement of Financial Position.

(6)
Includes CitiCapital collateral-dependent loans.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002	3rd Qtr. 2003	2nd Qtr. 2003	3rd Qtr. 2002
Total managed(1) (including Commercial Markets)	$413.7	$402.9	$363.1	$409.0	$405.9	$363.2
Securitized receivables (all in North America Cards)	(73.6)	(72.0)	(64.6)	(72.1)	(71.1)	(64.6)
Credit card receivables held-for-sale(2)	(3.0)	(3.0)	(6.5)	(4.1)	(3.0)	(6.5)

On-balance sheet(3) (including Commercial Markets)	$337.1	$327.9	$292.0	$332.8	$331.8	$292.1

(1)
This table presents loan information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. See a discussion of managed basis reporting above.

(2)
Included within Other Assets on the Consolidated Statement of Financial Position.

(3)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $2 billion and $2 billion, respectively, for the third quarter of 2003, approximately $2 billion and $1 billion, respectively, for the second quarter of 2003, and approximately $1 billion and $1 billion, respectively, for the third quarter of 2002, which are included in Consumer Loans on the Consolidated Statement of Financial Position.

        Total delinquencies 90 days or more past due (excluding Commercial Markets) in the managed portfolio were $8.311 billion or 2.23% of loans at September 30, 2003, compared to $8.341 billion or 2.31% of loans at June 30, 2003 and $7.658 billion or 2.36% at September 30, 2002. Total cash-basis loans in Commercial Markets were $1.283 billion or 3.17% of loans at September 30, 2003, compared to $1.165 billion or 2.76% of loans at June 30, 2003 and $1.234 billion or 3.23% of loans at September 30, 2002. Total managed net credit losses (excluding Commercial Markets) in the 2003 third quarter were $2.901 billion and the related loss ratio was 3.14%, compared to $2.953 billion and 3.26% in the 2003 second quarter and $2.715 billion and 3.32% in the 2002 third quarter. In Commercial Markets, total net credit losses were $50 million and the related loss ratio was 0.47% in the 2003 third quarter, compared to $139 million and 1.30% in the 2003 second quarter and $147 million and 1.50% in the 2002 third quarter. For a discussion of trends by business, see business discussions on pages 15 - 21 and page 30.

        Citigroup's allowance for credit losses of $11.243 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $7.038 billion at September 30, 2003, $7.136 billion at June 30, 2003 and $6.476 billion at September 30, 2002. The increase in the allowance for credit losses from a year ago was primarily due to additions of $452 million and $85 million associated with the acquisitions of GSB and Diners Club Europe, respectively, as well as the impact of foreign currency translation, partially offset by the write-off of Argentine compensation notes. The level of the consumer allowance also reflected improved credit conditions in Latin America, mainly in Argentina, and North America that were partially offset by deteriorating credit conditions in Japan and Germany.

        On balance sheet consumer loans of $337.1 billion increased $45.1 billion or 15% from September 30, 2002. The increase from a year ago was primarily driven by the additions of the GSB and Home Depot portfolios, combined with growth in mortgage and real estate-secured loans in Consumer Assets, Consumer Finance and the Private Bank and the impact of strengthening currencies. These increases were partially offset by declines in North America Cards, CitiCapital and Japan. On-balance sheet loans in North America Cards declined $3.3 billion or 8% as increased securitization levels and the 2003 second quarter sale of $1.7 billion of non-strategic portfolios were partially offset by the addition of the Home Depot private-label portfolio. Loans in CitiCapital declined reflecting the continued liquidation of non-core portfolios including a decline of approximately $1.2 billion resulting from the 2003 third quarter sale of CitiCapital Fleet Services. The decline in Japan reflected continued contraction in the Consumer Finance portfolio.

        Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies. In Japan, net credit losses and the related loss ratio may increase from the 2003 third quarter as a result of current economic conditions, including rising bankruptcy filings and unemployment rates, and the impact of statutory changes. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

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

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002	Sept. 30, 2002
Corporate Cash-Basis Loans(1)
Capital Markets and Banking	$3,588	$3,691	$3,423	$3,423
Transaction Services	201	513	572	509

Total Corporate Cash-Basis Loans	$3,789	$4,204	$3,995	$3,932

Net Credit Losses
Capital Markets and Banking	$331	$256	$470	$363
Transaction Services	—	1	5	88
Private Client Services(2)	—	—	3	—
Other	—	—	22	10

Total Net Credit Losses	$331	$257	$500	$461

Corporate Allowance for Credit Losses	$4,205	$4,431	$4,480	$4,244
Corporate Allowance for Credit Losses on Letters of Credit(3)	126	167	167	110

Total Corporate Allowance for Loans, Leases, Lending Commitments and Letters of Credit	$4,331	$4,598	$4,647	$4,354

Corporate Allowance As a Percentage of Total Corporate Loans(4)	4.08%	4.07%	4.07%	3.85%

(1)
Excludes cash-basis loans for the Insurance Subsidiaries and Investment Activities businesses for the third and fourth quarters of 2002 which totaled $136 million and $62 million, respectively, and are included in Other Assets on the Consolidated Statement of Financial Position for 2003.

(2)
Private Client Services is included within the Private Client Services segment.

(3)
Represents additional credit reserves included in Other Liabilities on the Consolidated Statement of Financial Position.

(4)
Does not include the allowance for letters of credit.

        Corporate cash-basis loans were $3.789 billion, $4.204 billion, $3.995 billion and $3.932 billion at September 30, 2003, June 30, 2003, December 31, 2002 and September 30, 2002, respectively. Corporate cash-basis loans decreased $415 million and $143 million from June 30, 2003 and September 30, 2002, respectively. The decrease in Capital Markets and Banking from June 30, 2003 to September 30, 2003 ($103 million) was the result of charge-offs taken against reserves and paydowns from borrowers in the power and energy and telecommunications industries as well as corporate borrowers in Argentina, Brazil and Hong Kong offset by increases in Mexico resulting from the transfer of loans from Transaction Services. The increase in Capital Markets and Banking from September 30, 2002 to September 30, 2003 ($165 million) was due to borrowers in the power and energy industry as well as the transfer of loans from Transactions Services ($248 million) offset by decreases due to charge-offs against reserves as well as paydowns. Transaction Services cash-basis loans as of September 30, 2003 decreased for the periods noted principally from the transfer of loans to Capital Markets and Banking referenced above along with charge-offs in Poland and Argentina.

        Total corporate Other Real Estate Owned (OREO) was $95 million, $89 million, $75 million and $117 million at September 30, 2003, June 30, 2003, December 31, 2002 and September 30, 2002, respectively. The $22 million decrease from September 30, 2002 is primarily due to continued improvements in the North America real estate portfolio, partially offset by increased activity of a joint venture which purchases distressed properties. The $6 million increase from June 30, 2003 is also primarily due to increased activity of the same joint venture.

        Total corporate loans outstanding at September 30, 2003 were $103 billion as compared to $109 billion at June 30, 2003, $110 billion at December 31, 2002 and $110 billion at September 30, 2002.

        Total corporate net credit losses of $331 million in the 2003 third quarter decreased $130 million compared to the 2002 third quarter, primarily due to an $88 million decrease in Transaction Services reflecting prior-year trade finance write-offs in Argentina. Net credit losses increased $74 million compared to the 2003 second quarter, primarily due to a $75 million increase in Capital Markets and Banking driven by higher write-offs in the power and energy industry.

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

        Citigroup's allowance for credit losses for loans, leases, lending commitments and letters of credit of $11.369 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses for loans, leases, lending commitments and letters of credit attributed to the corporate portfolio was $4.331 billion at September 30, 2003, compared to $4.598 billion at June 30, 2003, $4.647 billion at December 31, 2002 and $4.354 billion at September 30, 2002. Included in the $4.331 billion of reserves at September 30, 2003, $297 million is held for unfunded commitments and $126 million for letters of credit. The allowance attributed to corporate loans, leases and lending commitments as a percentage of corporate loans was 4.08% at September 30, 2003, as compared to 4.07%, 4.07%, and 3.85%, at June 30, 2003, December 31, 2002 and September 30, 2002, respectively. The $267 million decrease in total corporate reserves from June 30, 2003 primarily reflects write-offs against previously established reserves in the power and energy industry and Argentina and a $100 million reserve release. The $100 million release was geographically attributed to Mexico ($35 million), North America ($32.5 million), Asia, excluding Japan ($16.25 million), and Latin America ($16.25 million). The $100 million reserve release was primarily due to an improving credit environment as evidenced by a decline in the estimates of probable losses inherent in the portfolio and declines in classified and cash-basis loans. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Corporate net credit losses and cash-basis loans are expected to continue to improve compared to 2002 levels as the global economy strengthens, offset by potential sovereign or regulatory actions, and other factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

MARKET RISK MANAGEMENT PROCESS

        Market risk at Citigroup—like credit risk—is managed through corporate-wide standards and business policies and procedures. Market risks are measured in accordance with established standards to ensure consistency across businesses and the ability to aggregate like risks at the Citigroup level. Each business is required to establish, and have approved by independent market risk management, a market risk limit framework, including risk measures, limits and controls, that clearly defines approved risk profiles and is within the parameters of Citigroup's overall risk appetite.

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

        Interest Rate Exposure is the primary corporate-wide method for measuring price risk in Citigroup's non-trading portfolios (excluding the Insurance companies). Interest Rate Exposure measures the pretax earnings impact of specified upward and downward instantaneous parallel 50, 100 and 200 basis point shifts in the individual currency yield curve assuming a static portfolio. Citigroup measures this impact over one-year, five-year, and ten-year time horizons under business-as-usual conditions. The Interest Rate Exposure is calculated separately for each currency and reflects the repricing gaps in the position as well as option positions, both explicit and embedded.

        The following table illustrates the impact to Citigroup's pretax earnings over a one-year and five-year time horizon from a 100 basis point increase and a 100 basis point decrease in the yield curves applicable to various currencies, the primary scenarios evaluated by senior management.

Citigroup Interest Rate Exposure (Impact on Pretax Earnings)(1)

	September 30, 2003		June 30, 2003		September 30, 2002(2)
In millions of dollars
	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. Dollar
Twelve months and less	$(745)	$598	$(461)	$627	$(547)	$730
Discounted five year	$505	$(1,258)	$1,200	$(935)	$(294)	$355

Mexican Peso
Twelve months and less	$20	$(20)	$6	$(6)	$43	$(43)
Discounted five year	$101	$(101)	$83	$(83)	$61	$(61)

Euro(3)
Twelve months and less	$(105)	$105	$(108)	$108
Discounted five year	$(84)	$84	$(95)	$95

Japanese Yen(3)
Twelve months and less	$53	NM (4)	$54	NM (4)
Discounted five year	$71	NM (4)	$(71)	NM (4)

Pound Sterling(3)
Twelve months and less	$26	$(26)	$13	$(13)
Discounted five year	$136	$(136)	$143	$(143)

(1)
Excludes the insurance companies (see below).

(2)
U.S. dollar amounts as of September 30, 2002 were restated to conform to the current period's presentation, primarily reflecting the adoption of consistent assumptions for the treatment of capital across currencies under a revised Citigroup market risk management policy for non-trading portfolios issued in 2002 and implemented in 2003. Mexican peso amounts as of September 30, 2002 have been restated from a statistical equivalent basis to a 100 basis point change in interest rates.

(3)
Prior-period data as of September 30, 2002 for the Euro, Japanese Yen and Pound Sterling under the revised Citigroup market risk management policy is not available. Earnings-at-risk for these currencies was not material in prior periods.

(4)
Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the Japanese Yen yield curve.

        As of September 30, 2003, a 100 basis point increase in U.S. dollar interest rates would have a potential negative impact on Citigroup's pretax earnings over the next 12 months of approximately $745 million and a potential positive impact of $598 million from an interest rate decrease. The potential discounted impact on pretax earnings over five years is an increase of $505 million from an increase in interest rates and a decrease of $1.258 billion from an interest rate decrease. The change in Interest Rate Exposure from June 30, 2003 primarily reflects Citigroup's view of prevailing interest rates as well as changes in pre-payments for mortgages and mortgage-related investments. The change from the prior year reflects changes in the asset and liability mix, Citigroup's view of prevailing interest rates, as well as changes in pre-payments for mortgages and mortgage-related investments.

        As of September 30, 2003, a 100 basis point increase in Mexican peso interest rates would have a potential positive impact on Citigroup's pretax earnings over the next 12 months of approximately $20 million and a potential negative impact of $20 million from an interest rate decrease. The potential discounted impact on pretax earnings over five years is an increase of $101 million from an increase in interest rates and a decrease of $101 million from an interest rate decrease. The change in Interest Rate Exposure from June 30, 2003, as well as the changes from the prior-year third quarter, reflects a change in the asset and liability mix in the balance sheet.

Insurance Companies

        The table below reflects the estimated decrease in the fair value of financial instruments held in the Insurance companies, as a result of a 100 basis point increase in interest rates.

In millions of dollars	Sept. 30, 2003	June 30, 2003	Sept. 30, 2002
Assets:
Investments	$2,220	$2,120	$1,842

Liabilities:
Long-term debt	$8	$9	$14
Contractholder funds	965	983	905
Redeemable securities of subsidiary trusts	—	—	—

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

        Factor Sensitivities are defined as the change in the value of a position for a defined change in a market risk factor (e.g., the change in the value of a Treasury bill for a 1 basis point change in interest rates). It is the responsibility of independent market risk management to ensure that factor sensitivities are calculated, monitored and, in some cases, limited, for all relevant risks taken in a trading portfolio. Value-at-Risk estimates the potential decline in the value of a position or a portfolio, under normal market conditions, over a one-day holding period at a 99% confidence level. The Value-at-Risk method incorporates the Factor Sensitivities of the trading portfolio with the volatilities and correlations of those factors.

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

        For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $74 million at September 30, 2003. Daily exposures averaged $78 million during the third quarter of 2003 and ranged from $66 million to $97 million.

        The following table summarizes Value-at-Risk in the trading portfolios as of September 30, 2003, June 30, 2003 and September 30, 2002, along with the averages:

In millions of dollars	Sept. 30, 2003	2003 Third Quarter Average	June 30, 2003	2003 Second Quarter Average	Sept. 30, 2002	2002 Third Quarter Average
Interest rate	$75	$83	$94	$82	$51	$56
Foreign exchange	15	17	27	25	15	14
Equity	20	13	16	11	11	24
All other (primarily commodity)	4	4	4	4	9	9
Covariance adjustment	(40)	(39)	(50)	(41)	(32)	(38)

Total	$74	$78	$91	$81	$54	$65

        The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the third and second quarters of 2003 and the third quarter of 2002:

	Third Quarter 2003		Second Quarter 2003		Third Quarter 2002
In millions of dollars
	Low	High	Low	High	Low	High
Interest rate	$69	$107	$69	$106	$49	$64
Foreign exchange	11	27	18	33	10	24
Equity	9	24	7	16	10	44
All other (primarily commodity)	3	7	2	7	4	14

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

					September 30, 2003			December 31, 2002
	Cross-Border Claims on Third Parties				Net Investments in and Funding of Local Franchises(2)
In billions of dollars	Trading and Short- Term Claims(1)	Resale Agreements	All Other	Total		Total Cross- Border Outstandings	Commitments(3)	Total Cross- Border Outstandings	Commitments(3)
United Kingdom	$6.8	$16.3	$2.9	$26.0	$—	$26.0	$28.1	$13.8	$26.3
Germany	12.4	2.3	1.4	16.1	5.0	21.1	14.6	19.0	10.9
France	5.4	7.8	1.1	14.3	0.1	14.4	7.1	15.9	5.9
Italy	9.1	1.5	0.2	10.8	3.1	13.9	1.9	11.3	1.6
Canada	3.3	0.4	1.2	4.9	4.4	9.3	2.0	7.0	2.1
Japan	2.9	4.4	1.5	8.8	—	8.8	0.3	9.4	0.4
Mexico	2.8	—	3.8	6.6	1.2	7.8	0.6	9.1	0.5
Brazil	1.9	—	1.6	3.5	2.3	5.8	0.1	7.5	—

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

        Total cross-border outstandings for September 30, 2003 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis amounted to $10.8 billion for the United Kingdom, $35.0 billion for Germany, $15.2 billion for France, $19.5 billion for Italy, $11.1 billion for Canada, $10.2 billion for Japan, $9.1 billion for Mexico, and $6.7 billion for Brazil.

        Total cross-border outstandings for December 31, 2002 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis amounted to $9.9 billion for the United Kingdom, $26.5 billion for Germany, $11.7 billion for France, $20.3 billion for Italy, $7.3 billion for Canada, $9.3 billion for Japan, $10.4 billion for Mexico, and $8.8 billion for Brazil.

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

        Citigroup uses these capital resources to pay dividends to its stockholders, to repurchase its shares in the market or otherwise pursuant to Board-of-Directors approved plans, to support organic growth, to make acquisitions and to service its debt obligations.

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

        During 2003, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

        Under its long-standing repurchase program, the Company buys back shares in the market or otherwise from time to time. At September 30, 2003, there was $3.4 billion remaining under the authorized program.

        The following table summarizes the Company's repurchase program during the nine months of 2003:

In millions of dollars, except share amounts	Total Shares Repurchased(1)	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
First quarter 2003	34.3	$34.17	$3,957
Second quarter 2003	8.9	$40.21	$3,589
Third quarter 2003	5.7	$46.15	$3,353

Nine months of 2003	48.9	$36.67	$3,353

(1)
All repurchases were transacted through Smith Barney, which is included within the Private Client Services segment, except for 5.3 million shares in the 2003 third quarter which were repurchased in a private equity transaction. These shares were purchased at prevailing market rates from the Banamex Employee Pension Fund in an effort to diversify that fund's assets.

        On July 14, 2003, the Company's Board of Directors approved a 75% increase in the quarterly dividend on the Company's common stock to 35 cents a share from 20 cents a share. The increase in the quarterly dividend is part of an effort to reallocate capital to dividends and reduce share repurchases. Additionally, the Company's Board of Directors approved a Dividend Reinvestment Plan (the "Plan") for holders of Citigroup common stock. Registered holders of Citigroup common stock may elect to participate in the Plan and have some or all of their dividends reinvested in Citigroup common stock. On October 21, 2003, the Company declared a 35 cent dividend on its common stock.

        Citigroup, Citicorp and certain other subsidiaries issue commercial paper directly to investors. Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities and unused bank lines of credit to support their combined outstanding commercial paper. Citigroup maintains sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without incremental access to the unsecured markets.

        Citigroup has unutilized bilateral committed revolving credit facilities in the amount of $3.5 billion that expire on various dates in 2003 through 2005. Under these facilities, Citigroup is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreements). Citigroup exceeded this requirement by approximately $70.3 billion at September 30, 2003.

        Associates First Capital Corporation (Associates), a subsidiary of Citicorp, had a combination of unutilized credit facilities of $0.7 billion as of September 30, 2003 which have maturities within 2003. All of these facilities are guaranteed by Citicorp. In connection with the facilities, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At September 30, 2003, this requirement was exceeded by approximately $60.4 billion. Citicorp has also guaranteed various debt obligations of Associates and CitiFinancial Credit Company (CCC), indirect subsidiaries of Citicorp.

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

        A primary tenet of Citigroup's liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. Along with the role of the Corporate Treasurer, the Global Asset and Liability Committee (ALCO) undertakes this oversight responsibility. The Global ALCO functions as an oversight forum comprised of Citigroup's Chief Financial Officer, Chief Risk Officer, Corporate Treasurer, independent Senior Treasury Risk Officer, Head of Risk Architecture and the senior corporate and business treasurers and business chief financial officers. One objective of the Global ALCO is to monitor and review the overall liquidity and balance sheet position of Citigroup and its principal subsidiaries and to address corporate-wide policies and make recommendations back to senior management and the business units. Similarly, ALCOs are also established for each country and/or major line of business.

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

Securitization of Citigroup's Assets

        In certain off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations, Citigroup is securitizing assets that were previously recorded in its Consolidated Statement of Financial Position. Under generally accepted accounting principles, the assets and liabilities of these qualifying SPEs do not appear in Citigroup's Consolidated Statement of Financial Position. At September 30, 2003 and December 31, 2002 the total amount of loans securitized and outstanding was $202 billion and $234 billion, respectively. Servicing rights and other retained interests amounted to $4.669 billion and $4.352 billion at September 30, 2003 and December 31, 2002, respectively.

        The following tables summarize certain cash flows received from and paid to securitization trusts:

	Three Months Ended
	September 30, 2003			September 30, 2002
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$2.4	$22.2	$2.2	$1.3	$10.9	$2.0
Proceeds from collections reinvested in new receivables	37.0	—	—	32.7	—	—
Servicing fees received	0.3	0.1	—	0.3	0.2	—
Cash flows received on retained interest and other net cash flows	1.1	—	—	1.0	0.1	—

(1)
Other includes corporate debt securities, auto loans and other assets.

	Nine Months Ended
	September 30, 2003			September 30, 2002
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$12.0	$48.4	$8.3	$6.9	$28.0	$4.3
Proceeds from collections reinvested in new receivables	106.1	—	—	99.7	—	—
Servicing fees received	1.0	0.2	—	0.9	0.4	—
Cash flows received on retained interest and other net cash flows	3.1	—	—	2.9	0.2	0.1

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

        At September 30, 2003 and December 31, 2002, total assets in the credit card trusts were $84 billion and $84 billion, respectively. Of that amount at September 30, 2003 and December 31, 2002, $74 billion and $67 billion, respectively, has been sold to investors via trust-issued securities, and the remaining seller's interest of $10 billion and $17 billion, respectively, is included in Citigroup's Consolidated Statement of Financial Position as Consumer Loans. Citigroup retains credit risk on its seller's interests and reserves for credit losses inherent in the portfolio. Amounts receivable from the trusts were $1.34 billion and $1.11 billion, respectively, and amounts due to the trusts were $983 million and $889 million, respectively, at September 30, 2003 and December 31, 2002. The Company also holds an interest-only strip of $773 million at September 30, 2003 that arose from the calculation of gain or loss at the time assets were sold to the trusts. The Company recorded gains of $64 million and $279 million related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations during the third quarter and first nine months of 2003, respectively, and $239 million during the 2002 third quarter.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Home equity loans may be revolving lines of credit under which borrowers have the right to draw on the line of credit up to their maximum amount for a specified number of years. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other assets securitizations, consisting of seller's interest and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $196 million and $80 million during the three months ended September 30, 2003 and 2002, respectively, and $520 million and $180 million during the first nine months of 2003 and 2002, respectively.

Securitizations of Client Assets

        The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. Following certain actions taken to restructure certain multi-seller finance companies, the Company has determined that they should not be consolidated under FIN 46. All fees are charged on a market basis. At September 30, 2003 and December 31, 2002, total assets in the conduits were $46 billion and $49 billion, respectively, and liabilities were $46 billion and $49 billion, respectively. In addition, the Company participates in providing liquidity backstop lines of credit to conduits administered by other financial institutions.

        The FASB continues to provide additional guidance on implementing FIN 46 through FASB Staff Positions. In addition, a draft interpretation of FIN 46 has been issued for comment. As this guidance is finalized, the Company will continue to review the status of VIEs it is involved with, including the conduits. As a result of changes in the guidance, additional VIEs may ultimately be required to be consolidated. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

        The Company also securitizes clients' debt obligations in transactions involving SPEs that issue collateralized debt obligations (CDOs). A majority of the transactions are on behalf of clients where the Company first purchases the assets at the request of the clients and warehouses them until the securitization transaction is executed. Other CDOs are structured where the underlying debt obligations are purchased directly in the open market or from issuers. Some CDOs have static unmanaged portfolios of assets, while others have more actively managed portfolios of financial assets. The Company receives market-rate fees for structuring and distributing the CDO securities to investors. At September 30, 2003, assets in the CDOs amounted to $21 billion.

        In addition to securitizations of mortgage loans originated by the Company, the Company also securitizes purchased mortgages and other loans, creating collateralized mortgage obligations (CMOs), other mortgage-backed securities (MBSs), and other asset-backed securities, and distributes them to investors. Since January 1, 2000, the Company has organized mortgage and other asset-backed securitizations with assets of $178 billion at September 30, 2003. The Company may also provide liquidity facilities, provide servicing for the mortgage loans transferred to the SPE, and be a derivative counterparty to the SPE.

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

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitment as of September 30, 2003 and December 31, 2002.

In millions of dollars	September 30, 2003	December 31, 2002
Financial standby letters of credit and foreign office guarantees	$34,719	$32,220
Performance standby letters of credit and foreign office guarantees	7,527	7,320
Commercial and similar letters of credit	4,273	4,965
One- to four-family residential mortgages	6,406	3,990
Revolving open-end loans secured by one- to four-family residential properties	12,503	10,297
Commercial real estate, construction and land development	1,486	1,781
Credit card lines(1)	489,980	407,822
Commercial and other consumer loan commitments(2)	212,664	214,166

Total	$769,558	$682,561

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes $122 billion and $132 billion with original maturity of less than one year at September 30, 2003 and December 31, 2002, respectively.

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

Citigroup Ratios

	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002
Tier 1 capital	9.49%	9.02%	8.47%
Total capital (Tier 1 and Tier 2)	12.59%	11.94%	11.25%
Leverage(1)	5.81%	5.61%	5.67%
Common stockholders' equity	7.79%	7.77%	7.78%

(1)
Tier 1 capital divided by adjusted average assets.

        Citigroup maintained its well-capitalized capital position during the third quarter of 2003. Total capital (Tier 1 and Tier 2) amounted to $89.3 billion at September 30, 2003, representing 12.59% of risk-adjusted assets. This compares to $84.8 billion and 11.94% at June 30, 2003 and $78.3 billion and 11.25% at December 31, 2002. Tier 1 capital of $67.3 billion at September 30, 2003 represented 9.49% of risk-adjusted assets, compared to $64.1 billion and 9.02% at June 30, 2003 and $59.0 billion and 8.47% at December 31, 2002. Citigroup's leverage ratio was 5.81% at September 30, 2003, compared to 5.61% at June 30, 2003 and 5.67% at December 31, 2002.

Components of Capital Under Regulatory Guidelines

In millions of dollars	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002
Tier 1 capital
Common stockholders' equity	$94,134	$92,176	$85,318
Qualifying perpetual preferred stock	1,125	1,125	1,400
Qualifying mandatorily redeemable securities of subsidiary trusts	6,863	6,718	6,152
Minority interest(1)	1,136	745	1,236
Less: Net unrealized gains on securities available-for-sale(2)	(3,274)	(3,646)	(1,957)
Accumulated net gains on cash flow hedges, net of tax	(869)	(1,270)	(1,242)
Intangible assets:
Goodwill	(26,757)	(26,960)	(26,961)
Other intangible assets	(4,430)	(4,197)	(4,322)
50% investment in certain subsidiaries(3)	(40)	(41)	(37)
Other	(580)	(585)	(575)

Total Tier 1 capital	67,308	64,065	59,012

Tier 2 capital
Allowance for credit losses(4)	9,016	9,029	8,873
Qualifying debt(5)	12,647	11,495	10,288
Unrealized marketable equity securities gains(2)	352	279	180
Less: 50% investment in certain subsidiaries(3)	(40)	(41)	(36)

Total Tier 2 capital	21,975	20,762	19,305

Total capital (Tier 1 and Tier 2)	$89,283	$84,827	$78,317

Risk-adjusted assets(6)	$709,273	$710,359	$696,339

(1)
The increase in minority interest during the third quarter reflects the consolidation of a VIE due to early implementation of FIN 46.

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

(6)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $33.8 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of September 30, 2003, compared to $33.2 billion as of June 30, 2003 and $31.5 billion as of December 31, 2002. Market risk-equivalent assets included in risk-adjusted assets amounted to $32.7 billion at September 30, 2003, and $33.1 billion at June 30, 2003 and $30.6 billion at December 31, 2002. Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for intangible assets and any excess allowance for credit losses.

        Common stockholders' equity increased $8.8 billion during the first nine months of 2003 to $94.1 billion at September 30, 2003, representing 7.79% of assets, compared to $85.3 billion and 7.78% at year-end 2002. The increase in common stockholders' equity during the first nine months of 2003 principally reflected net income of $13.1 billion and $2.2 billion related to the issuance of shares pursuant to employee benefit plans and other activity, partially offset by dividends declared on common stock of $3.9 billion, treasury stock acquired of $1.5 billion, $0.6 billion related to the net issuance of restricted and deferred stock, $0.3 billion related to the after-tax change in equity from non-owner sources, and $0.2 billion related to the purchase of shares from the Banamex Employee Pension Fund. The increase in the common stockholders' equity ratio during the first nine months of 2003 reflected the above items.

        On October 3, 2003, Citicorp redeemed for cash all of the $225 million Trust Preferred securities of Citicorp Capital III, at the redemption price of $25 per preferred security plus accrued distributions to but excluding the date of redemption. Because notice for redemption of these securities occurred prior to quarter-end, they did not qualify as Tier 1 Capital at September 30, 2003.

        On October 16, 2003, Citigroup announced that on November 15, 2003, it will redeem for cash all of the $500 million Trust Preferred securities of Citigroup Capital V, at the redemption price of $25 per preferred security plus any accrued distribution to but excluding the date of redemption.

        The total mandatorily redeemable securities of subsidiary trusts (trust securities) which qualify as Tier 1 capital at September 30, 2003 and December 31, 2002 were $6.863 billion and $6.152 billion, respectively. The amount outstanding at September 30, 2003 includes $5.809 billion of parent-obligated securities and $1.079 billion of subsidiary-obligated securities, and at December 31, 2002 includes $4.657 billion of parent-obligated securities and $1.495 billion of subsidiary- obligated securities. The continued consolidation of the Issuer Trusts and the appropriate balance sheet classification of trust preferred securities is currently under review pursuant to FIN 46. Although the FRB has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital, it is possible that a change may result in these securities' qualifying for Tier 2 capital rather than Tier 1 capital. If Tier 2 capital treatment had been required at September 30, 2003, Citigroup would remain "well capitalized" under the Federal bank regulatory agencies definitions.

        Citigroup's subsidiary depository institutions in the United States are subject to the risk-based capital guidelines issued by their respective primary Federal bank regulatory agencies, which are generally similar to the FRB's guidelines. At September 30, 2003, all of Citigroup's subsidiary depository institutions were "well capitalized" under the Federal bank regulatory agencies' definitions.

        The Basel Committee on Banking Supervision, consisting of central banks and bank supervisors from 13 countries, is developing a new set of risk based capital standards, on which it has received significant input from Citigroup and other major banking organizations. The Basel Committee intends to finalize the capital standards by mid-2004 and implement a new framework by year-end 2006. The U.S. banking regulators issued an advance notice of proposed rulemaking in August 2003 to address issues in advance of issuing their proposed rules incorporating the new Basel standards. The final version of these rules will apply to Citigroup and other large U.S. banks and bank holding companies. Citigroup is assessing the impact of the proposed new capital standards, participating in efforts to refine the standards and monitoring the progress of the Basel initiative.

        In January 2003, the FASB issued accounting guidance in FIN 46 which requires the consolidation of certain types of special purpose vehicles that previously were recorded as off-balance sheet exposures. Although the FASB deferred the effective date of FIN 46 until periods ending after December 15, 2003, Citigroup has elected to implement the provisions of FIN 46 as of July 1, 2003, with the exception of the deferral related to certain investment company subsidiaries. The impact of this early implementation was not material to the capital ratios of Citigroup. On September 12, 2003, the Federal bank regulatory agencies issued an interim final rule and a notice of proposed rulemaking concerning how this new requirement will be incorporated into the risk-based capital framework. The interim final rule is effective only for reporting periods ending September 30 and December 31, 2003 and March 2004. A final rule is expected to be published in the first quarter of 2004. The impact of adopting the interim rule did not have a material impact on the capital ratios of Citigroup.

        Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 35.

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

        A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 59% and 60% of total funding at September 30, 2003 and December 31, 2002, respectively, are broadly diversified by both geography and customer segments.

        Stockholder's equity, which grew $4.9 billion during the first nine months of 2003 to $78.4 billion at September 30, 2003, continues to be an important component of the overall funding structure. In addition, long-term debt is issued by Citicorp and its subsidiaries. Total Citicorp long-term debt outstanding at the end of the third quarter was $92.9 billion, compared with $78.4 billion at year-end 2002.

        Asset securitization programs remain an important source of liquidity. Loans securitized and sold during the first nine months of 2003 included $12.0 billion of U.S. credit cards and $47.9 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In the 2003 third quarter, the scheduled amortization of certain credit card securitization transactions made available $4.4 billion of new receivables. In addition, at least $5.9 billion of credit card securitization transactions are scheduled to amortize during 2003.

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

        As of September 30, 2003, Citicorp's national and state-chartered bank subsidiaries could have declared dividends to their respective parent companies, without regulatory approval, of approximately $7.2 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the Federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of September 30, 2003, its bank subsidiaries could have distributed dividends to Citicorp, directly or through their parent holding company, of approximately $5.7 billion of the available $7.2 billion.

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

Citicorp Ratios

	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002
Tier 1 capital	8.88%	8.40%	8.11%
Total capital (Tier 1 and Tier 2)	13.01%	12.61%	12.31%
Leverage(1)	6.91%	6.44%	6.82%
Common stockholders' equity	9.98%	9.97%	10.11%

(1)
Tier 1 capital divided by adjusted average assets.

        Citicorp maintained its well-capitalized capital position during the 2003 third quarter. Total capital (Tier 1 and Tier 2) amounted to $73.4 billion at September 30, 2003, representing 13.01% of risk-adjusted assets. This compares with $69.9 billion and 12.61% at June 30, 2003 and $68.7 billion and 12.31% at December 31, 2002. Tier 1 capital of $50.1 billion at September 30, 2003 represented 8.88% of risk-adjusted assets, compared with $46.6 billion and 8.40% at June 30, 2003 and $45.3 billion and 8.11% at December 31, 2002. The Tier 1 capital ratio at September 30, 2003 was above Citicorp's target range of 8.00% to 8.30%. Similar to Citigroup, Citicorp capital ratios include the benefit of the inclusion of trust preferred securities.

Citigroup Global Markets Holdings Inc. (CGMHI)

        Citigroup Global Markets Holdings Inc.'s (formerly Salomon Smith Barney Holdings Inc.) total assets were $343 billion at September 30, 2003, an increase from $292 billion at year-end 2002. Due to the nature of CGMHI's trading activities, it is not uncommon for CGMHI's asset levels to fluctuate from period to period.

        CGMHI's condensed consolidated statement of financial condition is highly liquid, with the vast majority of its assets consisting of marketable securities and collateralized short-term financing agreements arising from securities transactions. The highly liquid nature of these assets provides CGMHI with flexibility in financing and managing its business. CGMHI monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for flexibility in its funding, to maintain liquidity, and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

        CGMHI funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is CGMHI's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $213.4 billion at September 30, 2003. Uncollateralized short-term borrowings provide CGMHI with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $22.3 billion at September 30, 2003. On March 3, 2003, CGMHI redeemed for cash all of the mandatorily redeemable securities of SSBH Capital I, a wholly-owned subsidiary trust, at the redemption price of $25 per preferred security plus any accrued interest and unpaid distributions thereon.

        CGMHI has a $4.85 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. Commitments under this facility terminate in May 2004. Any borrowings under this facility would mature in May 2006. CGMHI also has a $125 million committed uncollateralized 364-day facility with an unaffiliated bank that extends through May 2004, with any borrowings under this facility maturing in May 2005, and a $100 million 364-day collateralized facility that extends through December 2003. CGMHI may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate), and compensates the banks for these facilities through facility fees. At September 30, 2003, there were no outstanding borrowings under these facilities. CGMHI also has committed long-term financing facilities of $1.7 billion with unaffiliated banks which were fully drawn at September 30, 2003. A bank can terminate its facility by giving CGMHI prior notice (generally one year). CGMHI compensates the banks for the facilities through facility fees. Under all of these facilities, CGMHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At September 30, 2003, this requirement was exceeded by approximately $6.3 billion. CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

        Unsecured term debt is a significant component of CGMHI's long-term capital. Long-term debt totaled $30.5 billion at September 30, 2003 and $28.9 billion at December 31, 2002. CGMHI utilizes interest rate swaps to convert the majority of its fixed-rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

        CGMHI's borrowing relationships are with a broad range of banks, financial institutions and other firms, including affiliates, from which it draws funds. The volume of CGMHI's borrowings generally fluctuates in response to changes in the level of CGMHI's financial instruments, commodities and contractual commitments, customer balances, the amount of securities purchased under agreements to resell, and securities borrowed transactions. As CGMHI's activities increase, borrowings generally increase to fund the additional activities. Availability of financing to CGMHI can vary depending upon market conditions, credit ratings and the overall availability of credit to the securities industry. CGMHI seeks to expand and diversify its funding mix as well as its creditor sources. Concentration levels for these sources, particularly for short-term lenders, are closely monitored both in terms of single investor limits and daily maturities.

        CGMHI monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. CGMHI's liquidity management process includes a contingency funding plan designed to ensure adequate liquidity even if access to unsecured funding sources is severely restricted or unavailable. This plan is reviewed periodically to keep the funding options current and in line with market conditions. The management of this plan includes an analysis used to determine CGMHI's ability to withstand varying levels of stress, including ratings downgrades, which could impact its liquidation horizons and required margins. In addition, CGMHI monitors its leverage and capital ratios on a daily basis.

The Travelers Insurance Company (TIC)

        At September 30, 2003, TIC had $42.7 billion of life and annuity product deposit funds and reserves. Of that total, $24.0 billion is not subject to discretionary withdrawal based on contract terms. The remaining $18.7 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $6.9 billion of liabilities that is surrenderable with market value adjustments. Also included is an additional $6.0 billion of the life insurance and individual annuity liabilities which is subject to discretionary withdrawals and an average surrender charge of 4.92%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.8 billion of liabilities is surrenderable without charge. Approximately 9.7% of this relates to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans, and related accrued interest prior to payout.

        TIC is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $966 million of statutory surplus is available by the end of the year 2003 for such dividends without the prior approval of the Connecticut Insurance Department, of which $280 million was paid during the first nine months of 2003.

Insurance Industry—Risk-Based Capital

        The National Association of Insurance Commissioners (NAIC) adopted risk-based capital (RBC) requirements for life insurance companies and for property and casualty insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. At September 30, 2003 and

December 31, 2002, all of Citigroup's life companies had adjusted capital in excess of amounts requiring Company or any regulatory action.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts
	2003	2002(1)	2003	2002(1)
Revenues
Loan interest, including fees	$9,098	$9,686	$27,880	$28,362
Other interest and dividends	4,755	5,398	14,406	15,825
Insurance premiums	1,071	855	2,735	2,566
Commissions and fees	4,132	3,612	11,881	11,645
Principal transactions	1,307	993	4,220	3,876
Asset management and administration fees	1,426	1,263	4,031	3,960
Realized gains (losses) from sales of investments	115	(165)	465	(325)
Other revenue	1,430	1,863	4,755	3,851

Total revenues	23,334	23,505	70,373	69,760
Interest expense	3,936	5,861	13,085	16,325

Total revenues, net of interest expense	19,398	17,644	57,288	53,435

Benefits, claims, and credit losses
Policyholder benefits and claims	1,107	887	2,879	2,615
Provision for credit losses	1,614	2,689	5,853	7,305

Total benefits, claims, and credit losses	2,721	3,576	8,732	9,920

Operating expenses
Non-insurance compensation and benefits	5,228	4,387	16,078	14,456
Net occupancy expense	1,045	1,001	3,150	2,949
Technology/communication expense	899	762	2,490	2,320
Insurance underwriting, acquisition, and operating	262	230	791	732
Restructuring-related items	(11)	(41)	(25)	(35)
Other operating expenses	2,190	2,101	6,652	6,221

Total operating expenses	9,613	8,440	29,136	26,643

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change	7,064	5,628	19,420	16,872
Provision for income taxes	2,208	1,898	6,083	5,794
Minority interest, net of income taxes	165	24	244	59

Income from continuing operations before cumulative effect of accounting change	4,691	3,706	13,093	11,019

Discontinued operations
Income from discontinued operations	—	151	—	965
Gain on sale of stock by subsidiary	—	—	—	1,270
Provision (benefit) for income taxes	—	(63)	—	360

Income from discontinued operations, net	—	214	—	1,875
Cumulative effect of accounting change, net	—	—	—	(47)

Net income	$4,691	$3,920	$13,093	$12,847

Basic Earnings Per Share
Income from continuing operations	$0.92	$0.73	$2.56	$2.16
Income from discontinued operations, net	—	0.04	—	0.37
Cumulative effect of accounting change, net	—	—	—	(0.01)

Net income	$0.92	$0.77	$2.56	$2.52

Weighted average common shares outstanding	5,096.8	5,036.6	5,092.4	5,081.3

Diluted Earnings Per Share
Income from continuing operations	$0.90	$0.72	$2.51	$2.12
Income from discontinued operations, net	—	0.04	—	0.36
Cumulative effect of accounting change, net	—	—	—	(0.01)

Net income	$0.90	$0.76	$2.51	$2.47

Adjusted weighted average common shares outstanding	5,206.5	5,110.5	5,186.4	5,168.7

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

In millions of dollars	September 30, 2003 (Unaudited)	December 31, 2002(1)
Assets
Cash and due from banks (including segregated cash and other deposits)	$24,688	$17,326
Deposits at interest with banks	21,504	16,382
Federal funds sold and securities borrowed or purchased under agreements to resell	175,458	139,946
Brokerage receivables	35,372	25,358
Trading account assets (including $54,080 and $36,975 pledged to creditors at September 30, 2003 and December 31, 2002, respectively)	190,851	155,208
Investments (including $10,979 and $11,092 pledged to creditors at September 30, 2003 and December 31, 2002, respectively)	185,487	169,513
Loans, net of unearned income
Consumer	338,614	337,681
Corporate	102,962	110,124

Loans, net of unearned income	441,576	447,805
Allowance for credit losses	(11,243)	(11,501)

Total loans, net	430,333	436,304
Goodwill	26,757	26,961
Intangible assets	8,674	8,509
Reinsurance recoverables	4,511	4,356
Separate and variable accounts	25,135	22,118
Other assets	80,153	75,209

Total assets	$1,208,923	$1,097,190

Liabilities
Non-interest-bearing deposits in U.S. offices	$27,617	$29,545
Interest-bearing deposits in U.S. offices	146,392	141,787
Non-interest-bearing deposits in offices outside the U.S.	22,579	21,422
Interest-bearing deposits in offices outside the U.S.	257,654	238,141

Total deposits	454,242	430,895
Federal funds purchased and securities loaned or sold under agreements to repurchase	168,125	162,643
Brokerage payables	35,805	22,024
Trading account liabilities	107,037	91,426
Contractholder funds and separate and variable accounts	55,499	49,331
Insurance policy and claims reserves	16,908	16,350
Investment banking and brokerage borrowings	22,542	21,353
Short-term borrowings	40,698	30,629
Long-term debt	145,990	126,927
Other liabilities	59,930	52,742
Citigroup or subsidiary obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of
—Parent	5,809	4,657
—Subsidiary	1,079	1,495

Total liabilities	1,113,664	1,010,472

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	1,125	1,400
Common stock ($.01 par value; authorized shares: 15 billion), issued shares—5,477,416,254 at September 30, 2003 and at December 31, 2002	55	55
Additional paid-in capital	17,524	17,381
Retained earnings	90,555	81,403
Treasury stock, at cost: September 30, 2003—318,739,545 shares and December 31, 2002—336,734,631 shares	(11,241)	(11,637)
Accumulated other changes in equity from nonowner sources	(492)	(193)
Unearned compensation	(2,267)	(1,691)

Total stockholders' equity	95,259	86,718

Total liabilities and stockholders' equity	$1,208,923	$1,097,190

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars, except shares in thousands
	2003	2002
Preferred stock at aggregate liquidation value
Balance, beginning of period	$1,400	$1,525
Redemption or retirement of preferred stock	(275)	(125)

Balance, end of period	1,125	1,400

Common stock and additional paid-in capital
Balance, beginning of period	17,436	23,251
Employee benefit plans	127	599
Contribution to Citigroup Pension Fund	—	(83)
Other(1)	16	(6,917)

Balance, end of period	17,579	16,850

Retained earnings
Balance, beginning of period	81,403	69,803
Net income	13,093	12,847
Common dividends(2)	(3,887)	(2,676)
Preferred dividends	(54)	(63)

Balance, end of period	90,555	79,911

Treasury stock, at cost
Balance, beginning of period	(11,637)	(11,099)
Issuance of shares pursuant to employee benefit plans	2,100	1,025
Treasury stock acquired	(1,550)	(4,878)
Shares purchased from Banamex Employee Pension Fund	(245)	—
Contribution to Citigroup Pension Fund	—	583
Other	91	6

Balance, end of period	(11,241)	(14,363)

Accumulated other changes in equity from nonowner sources
Balance, beginning of period	(193)	(844)
Net change in unrealized gains and losses on investment securities, after-tax	1,317	472
Net change for cash flow hedges, after-tax	(373)	921
Net change in foreign currency translation adjustment, after-tax	(1,243)	(1,644)

Balance, end of period	(492)	(1,095)

Unearned compensation
Balance, beginning of period	(1,691)	(1,389)
Net issuance of restricted and deferred stock	(576)	(548)

Balance, end of period	(2,267)	(1,937)

Total common stockholders' equity (shares outstanding: 5,158,677 in 2003 and 5,062,023 in 2002)	94,134	79,366

Total stockholders' equity	$95,259	$80,766

Summary of changes in equity from nonowner sources
Net income	$13,093	$12,847
Other changes in equity from nonowner sources, after-tax	(299)	(251)

Total changes in equity from nonowner sources	$12,794	$12,596

(1)
In 2002, primarily represents the $6.9 billion tax-free distribution to Citigroup's shareholders of TPC in August 2002. See Note 4 to Unaudited Consolidated Financial Statements.
(2)
Common dividends declared were 20 cents per share in the first and second quarters of 2003 and 35 cents per share in the third quarter of 2003. In 2002, common dividends declared were 16 cents per share in the first quarter and 18 cents per share in the second and third quarters.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars
	2003	2002
Cash flows from operating activities of continuing operations
Net income	$13,093	$12,847
Income from discontinued operations, net of tax	—	717
Gain on sale of stock by subsidiary, net of tax	—	1,158
Cumulative effect of accounting change	—	(47)

Income from continuing operations	13,093	11,019
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	405	281
Additions to deferred policy acquisition costs	(686)	(653)
Depreciation and amortization	1,157	990
Provision for credit losses	5,853	7,305
Change in trading account assets	(35,643)	(17,220)
Change in trading account liabilities	15,611	15,156
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(35,512)	(22,673)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	6,437	11,435
Change in brokerage receivables net of brokerage payables	3,767	822
Change in insurance policy and claims reserves	558	3,226
Net realized (gains) losses from sales of investments	(465)	325
Venture capital activity	99	767
Restructuring-related items	(25)	(35)
Other, net	4,751	1,332

Total adjustments	(33,693)	1,058

Net cash (used in) provided by operating activities of continuing operations	(20,600)	12,077

Cash flows from investing activities of continuing operations
Change in deposits at interest with banks	(5,122)	4,033
Change in loans	(17,372)	(28,030)
Proceeds from sales of loans	15,006	12,920
Purchases of investments	(175,074)	(313,596)
Proceeds from sales of investments	101,061	246,515
Proceeds from maturities of investments	62,768	51,341
Other investments, primarily short-term, net	85	1,986
Capital expenditures on premises and equipment	(1,914)	(948)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	963	1,778
Business acquisitions	—	(2,682)

Net cash used in investing activities of continuing operations	(19,599)	(26,683)

Cash flows from financing activities of continuing operations
Dividends paid	(3,941)	(2,738)
Issuance of common stock	462	333
Issuance of mandatorily redeemable securities of parent trust	1,600	—
Redemption of mandatorily redeemable securities of parent trust	(200)	(400)
Redemption of mandatorily redeemable securities of subsidiary trust	(400)	—
Redemption of preferred stock, net	(275)	(125)
Treasury stock acquired	(1,550)	(4,878)
Stock tendered for payment of withholding taxes	(414)	(423)
Issuance of long-term debt	49,290	30,627
Payments and redemptions of long-term debt	(33,192)	(42,574)
Change in deposits	22,363	16,302
Change in short-term borrowings and investment banking and brokerage borrowings	11,258	9,327
Contractholder fund deposits	6,666	6,998
Contractholder fund withdrawals	(4,417)	(4,306)

Net cash provided by financing activities of continuing operations	47,250	8,143

Effect of exchange rate changes on cash and cash equivalents	311	(22)

Discontinued operations
Net cash used in discontinued operations	—	(237)
Proceeds from sale of stock by subsidiary	—	4,093

Change in cash and due from banks	7,362	(2,629)
Cash and due from banks at beginning of period	17,326	18,515

Cash and due from banks at end of period	$24,688	$15,886

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$4,164	$4,951
Cash paid during the period for interest	$11,930	$16,719
Non-cash investing activities
Transfers to repossessed assets	$818	$837

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements as of September 30, 2003 and for the three- and nine-month periods ended September 30, 2003 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2002 Annual Report on Form 10-K.

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

2.     Accounting Changes

Stock-Based Compensation

        On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), prospectively to all awards granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the alternative method of accounting, an offsetting increase to stockholders' equity under SFAS 123 is recorded equal to the amount of compensation expense charged. Earnings per share dilution is recognized as well.

        Had the Company applied SFAS 123 in accounting for the Company's stock option plans for all options granted, net income and net income per share would have been the pro forma amounts indicated below:

		Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars, except per share amounts
		2003	2002		2003	2002
Compensation expense related to stock option plans, net of tax	As reported Pro forma	$38 93	$	— 106	$71 275	$	— 340
Net income	As reported Pro forma	$4,691 4,636		$3,920 3,814	$13,093 12,889		$12,847 12,507
Basic earnings per share	As reported Pro forma	$0.92 0.91		$0.77 0.75	$2.56 2.52		$2.52 2.45
Diluted earnings per share	As reported Pro forma	$0.90 0.89		$0.76 0.74	$2.51 2.47		$2.47 2.40

        The Company has made changes to various stock-based compensation plan provisions for awards granted in 2003. For example, the vesting period and the term of stock options granted after 2002 have been shortened to three and six years, respectively. In addition, the sale of underlying shares acquired through the exercise of options granted in 2003 is restricted for a two-year period. The Company continues its existing stock ownership commitment for senior executives, which requires executives to retain at least 75% of the shares they acquire from the Company over the term of their employment. Original option grants in 2003 and thereafter will not have a reload feature; however, previously granted options will retain that feature. Other changes may also be made that may impact the expense recognized under SFAS 123.

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

Consolidation of Variable Interest Entities

        In January 2003, the FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The provisions of FIN 46 applied immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. Citigroup elected to adopt the remaining provisions of FIN 46 in the third quarter of 2003, with the exception of the deferral related to certain investment company subsidiaries. FIN 46 changes the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both.

        For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The implementation of FIN 46 on July 1, 2003 resulted in the consolidation of VIEs increasing both total assets and total liabilities by approximately $2.1 billion.

        The FASB continues to provide additional guidance on implementing FIN 46 through FASB staff positions. In addition, a draft interpretation of FIN 46 has been issued for comment. As this guidance is finalized, the Company will continue to review the status of VIEs it is involved with. As a result of changes in the guidance, additional VIEs may ultimately be required to be consolidated.

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

        On January 1, 2002, Citigroup adopted the remaining provisions of SFAS No. 142, when the rules became effective for calendar year companies. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. The adoption resulted in a cumulative adjustment of $47 million (after-tax) reported as a charge to earnings related to the impairment of certain intangible assets.

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

Derivative Instruments and Hedging Activities

        On July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company's financial statements.

Liabilities and Equity

        On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003, and did not have a material impact on the Company's financial statements.

3.     Business Developments and Combinations

Acquisition of Sears' Credit Card Business

        On November 3, 2003, Citigroup acquired the Sears' Credit Card and Financial Products business (the 8th largest portfolio in the U.S.). The purchase price of $31.8 billion included Sears' private label and bank card credit card receivables of $28.6 billion (prior to any FFIEC and other purchase adjustments) plus a 10% premium of approximately $2.9 billion and $0.3 billion for other assets, business facilities and employees (approximately 8,000 employees, 6,000 full-time). In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's business, products and services.

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

Goodwill and Intangible Assets

        During the 2003 third quarter, the Company recorded goodwill of approximately $150 million in connection with the acquisition of a credit card business in Europe and reduced goodwill by $25 million in connection with the sale of a business in the Consumer segment. The Company also recorded goodwill of $41 million during the 2002 second quarter and $74 million during the 2002 first quarter in connection with the consumer finance acquisitions of Marafuku Co., Ltd. and Taihei Co., Ltd., respectively, in Japan. Additionally, in the 2002 first quarter, Banamex completed the purchase of the remaining 48% interest in Seguros Banamex, a life insurance business, and Afore Banamex, a pension fund management business, from AEGON for $1.24 billion which resulted in additional goodwill of $1.14 billion in the Global Investment Management segment.

        During the first nine months of 2003, the Company recorded approximately $763 million of mortgage servicing rights, $331 million of purchased credit card relationships and $300 million of other intangible assets. The mortgage servicing rights acquired will be amortized on an accelerated basis over the contractual life of the underlying serviced loans, adjusted for actual prepayment activity. The majority of these servicing rights are expected to be amortized within five years. The purchased credit card relationships and the other intangible assets acquired are to be amortized over eight years. Intangible assets amortization expense was $274 million and

$210 million for the three months ended September 30, 2003 and 2002, respectively, and $862 million and $620 million for the nine months ended September 30, 2003 and 2002, respectively.

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

        The following table presents summarized financial information for discontinued operations:

In millions of dollars	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Total revenues, net of interest expense	$1,756	$8,233

Income from discontinued operations	151	965
Gain on sale of stock by subsidiary	—	1,270
Provision (benefit) for income taxes	(63)	360

Income from discontinued operations, net	$214	$1,875

5.     Business Segment Information

        The following table presents certain information regarding the Company's continuing operations by industry segments:

					Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Change(1)
	Total Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes
							Identifiable Assets
	Three Months Ended September 30,
In millions of dollars, except identifiable assets in billions							Sept. 30 2003	Dec. 31, 2002
	2003	2002	2003	2002	2003	2002
Global Consumer	$10,251	$9,803	$1,301	$1,221	$2,521	$2,220	$416	$390
Global Corporate and Investment Bank	4,751	4,545	621	545	1,368	1,042	619	558
Private Client Services	1,489	1,430	124	109	203	188	14	13
Global Investment Management	2,326	1,790	204	132	367	314	128	112
Proprietary Investment Activities	459	(67)	134	(46)	96	(120)	9	9
Corporate/Other	122	143	(176)	(63)	136	62	23	15

Total	$19,398	$17,644	$2,208	$1,898	$4,691	$3,706	$1,209	$1,097

	Total Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes		Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Change(1)
	Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002	2003	2002
Global Consumer	$30,218	$28,028	$3,398	$3,255	$6,993	$5,917
Global Corporate and Investment Bank	15,263	14,758	1,827	1,779	4,107	3,485
Private Client Services	4,265	4,488	333	362	541	628
Global Investment Management	6,414	5,638	518	489	1,265	1,109
Proprietary Investment Activities	721	(5)	174	(57)	123	(155)
Corporate/Other	407	528	(167)	(34)	64	35

Total	$57,288	$53,435	$6,083	$5,794	$13,093	$11,019

(1)
Results in the 2003 third quarter and nine-month periods include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $1.7 billion and $5.9 billion, in Global Corporate and Investment Bank of $76 million and $490 million, in Global Investment Management of $927 million and $2.3 billion, respectively, in Corporate/Other of ($1) million in both periods, in Private Client Services of $1 million in the nine-month period and in Proprietary Investment Activities of $1 million in the nine-month period. The 2002 third quarter and nine-month period results reflect pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.2 billion and $6.4 billion, in Global Corporate and Investment Bank of $664 million and $1.5 billion, in Global Investment Management of $703 million and $2.1 billion, in Corporate/Other of ($4) million and ($23) million, respectively, in Proprietary Investment Activities of $9 million in both periods and in Private Client Services of $2 million in the nine-month period.

6.     Investments

In millions of dollars	September 30, 2003	December 31, 2002
Fixed maturities, primarily available-for-sale at fair value	$167,687	$151,620
Equity securities, primarily at fair value	7,641	7,791
Venture capital, at fair value	3,640	3,739
Short-term and other	6,519	6,363

	$185,487	$169,513

        The amortized cost and fair value of investments in fixed maturities and equity securities at September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003				December 31, 2002(1)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities held to maturity(2)	$74	$—	$—	$74	$79	$79

Fixed maturity securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. Federal agencies	$30,516	$578	$106	$30,988	$32,862	$33,774
U.S. Treasury and Federal agencies	31,522	363	110	31,775	26,049	26,449
State and municipal	7,878	547	12	8,413	6,847	7,354
Foreign government	45,311	959	99	46,171	43,942	44,238
U.S. corporate	29,053	1,785	441	30,397	27,000	27,173
Other debt securities	19,075	848	54	19,869	12,221	12,553

	163,355	5,080	822	167,613	148,921	151,541

Total fixed maturities	$163,429	$5,080	$822	$167,687	$149,000	$151,620

Equity securities(3)	$6,859	$832	$50	$7,641	$7,390	$7,791

(1)
At December 31, 2002, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $4.539 billion and $1.518 billion, respectively.
(2)
Recorded at amortized cost.
(3)
Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

        The following table presents venture capital investment gains and losses:

	Nine Months Ended September 30,
In millions of dollars
	2003	2002
Net realized investment gains	$276	$190
Gross unrealized gains	550	433
Gross unrealized (losses)	(313)	(824)

Net realized and unrealized gains/(losses)	$513	$(201)

7.     Trading Account Assets and Liabilities

        Trading account assets and liabilities at market value consisted of the following:

In millions of dollars	September 30, 2003	December 31, 2002
Trading Account Assets
U.S. Treasury and Federal agency securities	$37,885	$35,369
State and municipal securities	5,933	5,195
Foreign government securities	23,698	16,440
Corporate and other debt securities	44,942	33,064
Derivative and other contractual commitments(1)	43,975	37,530
Equity securities	18,868	12,994
Mortgage loans and collateralized mortgage securities	9,417	7,924
Other	6,133	6,692

	$190,851	$155,208

Trading Account Liabilities
Securities sold, not yet purchased	$63,315	$50,476
Derivative and other contractual commitments(1)	43,722	40,950

	$107,037	$91,426

(1)
Net of master netting agreements and securitization.

8.     Debt

        Investment banking and brokerage borrowings consisted of the following:

In millions of dollars	September 30, 2003	December 31, 2002
Commercial paper	$17,304	$18,293
Bank borrowings	1,756	620
Other	3,482	2,440

	$22,542	$21,353

        Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

In millions of dollars	September 30, 2003	December 31, 2002
Commercial paper
Citigroup Inc.	$469	$367
Citicorp and Subsidiaries	15,033	16,487

	15,502	16,854
Other short-term borrowings	25,196	13,775

	$40,698	$30,629

        Long-term debt, including its current portion, consisted of the following:

In millions of dollars	September 30, 2003	December 31, 2002
Citigroup Inc.	$60,082	$44,357
Citicorp and Subsidiaries	55,422	53,683
Citigroup Global Markets Holdings Inc.	30,478	28,876
Travelers Insurance Company	8	11

	$145,990	$126,927

9.     Restructuring-Related Items

	Restructuring Initiatives
In millions of dollars
	2002	2001	Total
Original charges(1)	$65	$448	$513

Acquisitions during:(2)
2002	186	—	186
2001	—	112	112

	186	112	298

Utilization during:(3)
Third quarter 2003	(11)	(10)	(21)
Second quarter 2003	(88)	(5)	(93)
First quarter 2003	(46)	(7)	(53)
2002	(68)	(116)	(184)
2001	—	(352)	(352)

	(213)	(490)	(703)

Other	(2)	(58)	(60)

Reserve balance at September 30, 2003	$36	$12	$48

(1)
Includes restructuring charges of $2 million related to discontinued operations in 2001. See Note 4 to the Unaudited Consolidated Financial Statements.

(2)
Represents additions to restructuring liabilities arising from acquisitions.

(3)
Utilization amounts include translation effects on the restructuring reserve.

        There were no restructuring charges during the first nine months of 2003. During 2002, Citigroup recorded restructuring charges of $65 million. Of the $65 million, $42 million was recorded in the first quarter of 2002 related to the downsizing of Global Consumer and GCIB operations in Argentina, and $23 million was recorded in the fourth quarter of 2002 related to the acquisition of GSB and the integration of its operations within the Global Consumer business. In addition, a restructuring reserve of $186 million was recognized in the fourth quarter of 2002 as a liability in the purchase price allocation of GSB related to the integration of operations and operating platforms. These restructuring initiatives are expected to be implemented this year. The 2002 reserves included $150 million related to employee severance and $101 million related to exiting leasehold and other contractual obligations.

        The 2002 reserves included $108 million of employee severance related to the GSB acquisition reflecting the cost of eliminating approximately 2,700 positions in Citigroup's Global Consumer business in the United States. The 2002 restructuring reserve utilization of $213 million was related to severance and other costs (of which $115 million was employee severance and $98 million is legally obligated) which were paid in cash, including $11 million and $145 million in the third quarter and first nine months of 2003, respectively. Through September 30, 2003, approximately 2,250 gross staff positions have been eliminated in connection with the GSB acquisition, including approximately 830 and 2,150 in the third quarter and first nine months of 2003, respectively.

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

        Through September 30, 2003, the 2001 restructuring reserve utilization included $65 million of asset impairment charges as well as $425 million of severance and other costs (of which $352 million of employee severance and $37 million of leasehold and other exit costs were paid in cash and $36 million is legally obligated), together with translation effects. Utilization of the 2001 restructuring reserve in the 2003 third quarter and nine months were $10 million and $22 million, respectively. Through September 30, 2003, approximately 12,990 gross staff positions have been eliminated under these programs, including approximately 90 and 240 in the third quarter and first nine months of 2003, respectively. The remaining reserve of $12 million will be utilized in the 2003 fourth quarter.

        The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) were recognized. There were no accelerated depreciation charges recognized during 2003. There were no accelerated depreciation charges recognized in the third quarter of 2002, however $9 million was recognized in the first nine months of 2002.

        Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during the third quarter of 2003 resulted in a reduction of the reserve for 2001 restructuring initiatives of $11 million. Changes in estimates during the second quarter of 2003 resulted in a reduction of the reserve for prior restructuring initiatives of $1 million. Changes in estimates during the first quarter of 2003 resulted in a reduction of the reserve for 2001 restructuring initiatives of $3 million and a reduction of reserves for prior restructuring initiatives of $10 million. Changes in estimates during the third quarter of 2002 resulted in a reduction of the reserve for 2001 restructuring initiatives of $21 million and a reduction of reserves for prior restructuring initiatives of $20 million. Changes in estimates during the second quarter of 2002 resulted in a reduction of the reserve for 2001 restructuring initiatives of $6 million and a reduction of reserves for prior restructuring initiatives of $37 million.

        Additional information about restructuring-related items, including the business segments affected, can be found in Citigroup's 2002 Annual Report on Form 10-K.

10.   Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three- and nine-month periods ended September 30, 2003 are as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2002	$1,957	$(3,392)	$1,242	$(193)
Unrealized gains on investment securities, after-tax(1)	316	—	—	316
Less: Reclassification adjustment for gains included in net income, after-tax(1)	(105)	—	—	(105)
Foreign currency translation adjustment, after-tax(2)	—	(897)	—	(897)
Cash flow hedges, after-tax	—	—	(176)	(176)

Period change	211	(897)	(176)	(862)

Balance, March 31, 2003	2,168	(4,289)	1,066	(1,055)
Unrealized gains on investment securities, after-tax(3)	1,600	—	—	1,600
Less: Reclassification adjustment for gains included in net income, after-tax(3)	(122)	—	—	(122)
Foreign currency translation adjustment, after-tax(4)	—	277	—	277
Cash flow hedges, after-tax	—	—	204	204

Period change	1,478	277	204	1,959

Balance, June 30, 2003	3,646	(4,012)	1,270	904
Unrealized losses on investment securities, after-tax(5)	(297)	—	—	(297)
Less: Reclassification adjustment for gains included in net income, after-tax(5)	(75)	—	—	(75)
Foreign currency translation adjustment, after-tax(6)	—	(623)	—	(623)
Cash flow hedges, after-tax	—	—	(401)	(401)

Current period change	(372)	(623)	(401)	(1,396)

Balance, September 30, 2003	$3,274	$(4,635)	$869	$(492)

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

(5)
Primarily reflects a decline in the investment portfolio due to the impact of rising interest rates on fixed income securities and realized gains resulting from the sale of securities.

(6)
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

        The following table summarizes certain information related to the Company's hedging activities for the three- and nine-month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
Fair Value Hedges:
Hedge ineffectiveness recognized in earnings	$(164)	$17	$(41)	$111
Net gain (loss) excluded from assessment of effectiveness	(56)	90	(172)	89
Cash Flow Hedges:
Hedge ineffectiveness recognized in earnings	4	(1)	(10)	20
Net gain excluded from assessment of effectiveness	3	—	8	—
Net Investment Hedges:
Net gain (loss) included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$(530)	$245	$(1,591)	$(906)

        The accumulated other changes in equity from nonowner sources from cash flow hedges for the nine-months ended September 30, 2003 and 2002 can be summarized as follows (after-tax):

In millions of dollars	2003	2002
Balance at January 1,	$1,242	$168
Net gain (loss) from cash flow hedges	(12)	164
Net amounts reclassified to earnings	(164)	(99)

Balance at March 31,	$1,066	$233
Net gain from cash flow hedges	421	555
Net amounts reclassified to earnings	(217)	(140)

Balance at June 30,	$1,270	$648
Net gain (loss) from cash flow hedges	(222)	605
Net amounts reclassified to earnings	(179)	(164)

Balance at September 30,	$869	$1,089

12.   Earnings Per Share

        The following reflects the income and share data used in the basic and diluted earnings per share computations for the three- and nine-month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts
	2003	2002	2003	2002
Income from continuing operations before cumulative effect of accounting change	$4,691	$3,706	$13,093	$11,019
Discontinued operations	—	214	—	1,875
Cumulative effect of accounting change	—	—	—	(47)
Preferred dividends	(17)	(21)	(54)	(63)

Income available to common stockholders for basic EPS	4,674	3,899	13,039	12,784
Effect of dilutive securities	—	—	—	—

Income available to common stockholders for diluted EPS	$4,674	$3,899	$13,039	$12,784

Weighted average common shares outstanding applicable to basic EPS	5,096.8	5,036.6	5,092.4	5,081.3
Effect of dilutive securities:
Options	52.9	32.5	43.9	50.1
Restricted stock	55.6	40.2	48.9	36.2
Convertible securities	1.2	1.2	1.2	1.1

Adjusted weighted average common shares outstanding applicable to diluted EPS	5,206.5	5,110.5	5,186.4	5,168.7

Basic earnings per share
Income from continuing operations before cumulative effect of accounting change	$0.92	$0.73	$2.56	$2.16
Discontinued operations	—	0.04	—	0.37
Cumulative effect of accounting change	—	—	—	(0.01)

Net income	$0.92	$0.77	$2.56	$2.52

Diluted earnings per share
Income from continuing operations before cumulative effect of accounting change	$0.90	$0.72	$2.51	$2.12
Discontinued operations	—	0.04	—	0.36
Cumulative effect of accounting change	—	—	—	(0.01)

Net income	$0.90	$0.76	$2.51	$2.47

13.   Securitizations and Variable Interest Entities

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

        The Company provides a wide range of mortgage products to a diverse customer base. In connection with these loans, the Company may retain servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit losses with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor.

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

        The following table summarizes certain cash flows received from and paid to securitization trusts during the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$2.4	$22.2	$2.2	$1.3	$10.9	$2.0
Proceeds from collections reinvested in new receivables	37.0	—	—	32.7	—	—
Servicing fees received	0.3	0.1	—	0.3	0.2	—
Cash flows received on retained interests and other net cash flows	1.1	—	—	1.0	0.1	—

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$12.0	$48.4	$8.3	$6.9	$28.0	$4.3
Proceeds from collections reinvested in new receivables	106.1	—	—	99.7	—	—
Servicing fees received	1.0	0.2	—	0.9	0.4	—
Cash flows received on retained interests and other net cash flows	3.1	—	—	2.9	0.2	0.1

(1)
Other includes corporate debt securities, auto loans and other assets.

        The Company recognized gains on securitizations of mortgages of $196 million and $80 million for the three-month periods ended September 30, 2003 and 2002, respectively, and $497 million and $140 million during the first nine months of 2003 and 2002, respectively. In the third quarter and first nine months of 2003 the Company recorded gains of $64 million and $279 million, respectively, and $239 million during the third quarter and first nine months of 2002 related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations. No gains were recognized on the securitization of other assets during the third quarters of 2003 and 2002. However, gains of $23 million and $40 million were recognized on the securitization of other assets during the first nine months of 2003 and 2002, respectively.

        Key assumptions used for credit cards, mortgages and other assets during the three months ended September 30, 2003 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Credit Cards	Mortgages and Other(1)
Discount rate	10.0%	2.0% to 49.0%
Constant prepayment rate	17.5%	7.8% to 51.0%
Anticipated net credit losses	5.6%	0.01%

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

        At September 30, 2003, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

Key assumptions at September 30, 2003:	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Credit cards	10.0%	14.7% to 17.5%	4.8% to 5.6%
Mortgages	2.0% to 49.0%	5.0% to 51.0%	0.04% to 50.0%
Auto loans	15.0%	19.6% to 23.4%	10.8% to 13.9%

In millions of dollars	September 30, 2003
Carrying value of retained interests	$4,669

Discount rate
+10%	$(92)
+20%	(177)

Constant prepayment rate
+10%	$(259)
+20%	$(513)

Anticipated net credit losses
+10%	$(197)
+20%	$(391)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) and credit losses, net of recoveries.

Credit Card Receivables

In billions of dollars	September 30, 2003	December 31, 2002
Principal amounts, at period end:
Total managed	$128.7	$130.2
Securitized amounts	(73.6)	(67.1)
Loans held-for-sale	(3.0)	(6.5)

On-balance sheet	$52.1	$56.6

In millions of dollars
Delinquencies, at period end:
Total managed	$2,353	$2,397
Securitized amounts	(1,414)	(1,285)
Loans held-for-sale	(120)	(121)

On-balance sheet	$819	$991

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
Credit losses, net of recoveries:
Total managed	$1,789	$1,764	$5,508	$5,397
Securitized amounts	(1,127)	(874)	(3,310)	(2,798)
Loans held-for-sale	(83)	(86)	(210)	(256)

On-balance sheet	$579	$804	$1,988	$2,343

Servicing Rights

        The fair value of capitalized mortgage loan servicing rights was $1.625 billion and $1.632 billion at September 30, 2003 and December 31, 2002, respectively. The following table summarizes the changes in net capitalized mortgage servicing rights (MSR):

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2003	2002	2003	2002
Balance, beginning of period	$1,086	$1,381	$1,632	$1,173
Originations	267	96	598	338
Purchases	165	—	165	190
Amortization	(109)	(45)	(368)	(130)
Gain (loss) on change in MSR value(1)	107	2	(84)	26
Recovery of (provision for) impairment(2)(3)	109	(518)	(318)	(681)

Balance, end of period	$1,625	$916	$1,625	$916

(1)
The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with FAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value. A recovery of the MSR impairment is recorded when the fair value of the MSRs exceeds their carrying value, but it is limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $801 million, $910 million, $1.475 billion and $1.313 billion at September 30, 2003, June 30, 2003, March 31, 2003 and December 31, 2002, respectively, and $834 million, $316 million, $193 million and $153 million at September 30, 2002, June 30, 2002, March 31, 2002 and December 31, 2001, respectively. During the 2003 second quarter, the Company determined that a portion of the capitalized MSR was not recoverable and reduced both the previously recognized valuation allowance and the asset by $830 million with no impact to earnings in the quarter.

(3)
The Company utilizes various financial instruments including swaps, option contracts, futures, principal only securities and forward rate agreements to manage and reduce its exposure to changes in the value of MSRs. The provision for impairment does not include the impact of these instruments which serve to protect the overall economic value of the MSRs.

Variable Interest Entities

        In January 2003, the FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 changes the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

        The provisions of FIN 46 are applied immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. With the exception of the deferral related to certain investment company subsidiaries, Citigroup elected to implement the remaining provisions of FIN 46 in the 2003 third quarter, resulting in the consolidation of VIEs increasing both total assets and total liabilities by approximately $2.1 billion.

        The implementation of FIN 46 encompassed a review of thousands of entities to determine the impact of adoption and considerable judgment was used in evaluating whether or not a VIE should be consolidated. The FASB continues to provide additional guidance on implementing FIN 46 through FASB Staff Positions. In addition, a draft interpretation of FIN 46 has been issued for comment. As this guidance is finalized, the Company will continue to review the status of VIEs it is involved with. As a result of changes in the guidance, additional VIEs may ultimately be required to be consolidated.

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In millions of dollars	September 30, 2003
Cash	$2,113
Trading account assets	12,473
Investments	7,783
Loans	7,188
Other assets	1,284

Total assets of consolidated VIEs	$30,841

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes $2.1 billion related to VIEs newly consolidated as a result of adopting FIN 46. Approximately $25 billion of the total assets of consolidated VIEs represents structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for its clients. Approximately $5 billion of the total assets of consolidated VIEs represents investment vehicles that were established to provide a return to the investors in the vehicles. Approximately $1 billion of the total assets of consolidated VIEs represents vehicles that hold lease receivables and equipment as collateral to issue debt securities. The Company uses these vehicles to obtain secured financing at favorable interest rates.

        The Company may, along with other financial institutions, provide liquidity facilities to the VIEs. Furthermore, the Company may be a party to derivative contracts with VIEs, may provide second loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest or other investment in certain VIEs. In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to the Company except where the Company has provided a liquidity facility to the VIE, a guarantee to the investors, or is the counterparty to a derivative transaction involving the VIE.

        In addition to the VIEs that are consolidated in accordance with FIN 46, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and various investment funds.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. Following certain actions taken to restructure certain multi-seller finance companies, the Company has determined that they should not be consolidated under FIN 46. At September 30, 2003 total assets in the conduits were $46 billion.

        The Company also securitizes clients' debt obligations in transactions involving SPEs that issue collateralized debt obligations (CDOs). A majority of the transactions are on behalf of clients where the Company first purchases the assets at the request of the clients and warehouses them until the securitization transaction is executed. Other CDOs are structured where the underlying debt obligations are purchased directly in the open market or from issuers. Some CDOs have static unmanaged portfolios of assets, while others have more actively managed portfolios of financial assets. The Company receives market-rate fees for structuring and distributing the CDO securities to investors. At September 30, 2003, assets in the CDOs amounted to $9 billion.

        The Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for institutional and private bank clients as well as retail customers, including hedge funds, mutual funds, unit investment trusts, and other investment funds that match the clients' investment needs and preferences. These transactions include leasing structures, capital structuring, trust preferred entities, investment vehicles and other structured transactions. At September 30, 2003, such transactions involved VIEs with approximately $116 billion in assets.

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide second loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $50 billion at September 30, 2003. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in the VIEs.

14.   Guarantees

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The table below summarizes at September 30, 2003 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

In billions of dollars at September 30, 2003	Expire within 1 year	Expire after 1 year	Total amount outstanding	Maximum potential amount of future payments
Financial standby letters of credit	$17.8	$16.9	$34.7	$34.7
Market value guarantees	0.1	—	0.1	0.1
Derivative instruments	22.2	85.6	107.8	107.8
Guarantees of collection of contractual cash flows	—	0.2	0.2	0.2
Performance guarantees	4.4	3.1	7.5	7.5
Securities lending indemnifications	48.0	—	48.0	48.0
Other indemnifications	—	17.5	17.5	17.5
Loans sold with recourse	2.1	2.2	4.3	4.3
Other	—	0.2	0.2	0.2

Total	$94.6	$125.7	$220.3	$220.3

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

        At September 30, 2003, the Company's maximum potential amount of future payments under these guarantees is approximately $220.3 billion. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse; and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Statement of Financial Position as of September 30, 2003 related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Statement of Financial Position as of September 30, 2003 for potential obligations that could arise from the Company's involvement with VTN associations.

        At September 30, 2003, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $14.929 billion, including $14.894 billion for derivative instruments and $35 million for financial and performance guarantees. The carrying value of derivative instruments is included in either trading liabilities or other liabilities depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. In addition, other liabilities includes an allowance for credit losses of $126 million relating to unfunded letters of credit at September 30, 2003. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $52.4 billion at September 30, 2003. Securities and other marketable assets held as collateral amounted to $7.0 billion and letters of credit in favor of the Company held as collateral amounted to $1.0 billion at September 30, 2003. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

15.   Contingencies

        During the third quarter, the Company resolved certain Enron-related investigations that were conducted by the SEC, the bank regulators, and the Manhattan District Attorney. With regard to Enron, the Company made payments totaling $126.75 million. Those payments and payments for the retrospective portions of the settlements of the global research settlement announced last April are covered by the reserves previously established toward the anticipated cost of resolving these regulatory inquiries as well as associated litigation matters. These remaining matters continue to be at early stages and therefore reserves may be subject to further revision.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, our Current Report on Form 8-K dated April 28, 2003, and our Current Report on Form 8-K dated July 28, 2003.

ENRON

TITTLE, ET AL. v. ENRON CORP., ET AL.
On September 30, 2003, all of the claims against Citigroup in this litigation were dismissed.

Additional Actions

        Several additional actions, previously identified, have been consolidated or coordinated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. In addition, on August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed an adversary proceeding in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup and other entities have filed against Enron.

Research

        In connection with the global research settlement, on October 31, 2003, final judgment was entered against CGMI and nine other investment banks. In addition, Citigroup has entered into separate settlement agreements with numerous states and certain U.S. territories.

WORLDCOM

        Citigroup and/or CGMI are now named in approximately 35 individual state court actions brought by pension funds and other institutional investors based on underwriting of debt securities of WorldCom. Most of these actions have been removed to federal court and transferred to the United States District Court for the Southern District of New York for centralized pretrial hearings with other WorldCom actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

OTHER

        On August 27, 2003, the two putative class actions filed on behalf of participants in the Citigroup 401(k) retirement plan in the United States District Court for the Southern District of New York were consolidated under the caption IN RE: CITIGROUP ERISA LITIGATION.

Item 2. Changes in Securities and Use of Proceeds.

        In connection with the acquisition by the Company of Golden State Bancorp Inc., on July 7, July 28 and September 22, 2003, the Company issued to GSB Investments Corp., a Delaware corporation (GSB Investments), 1,136,301, 1,038,043 and 176,288 shares of Company common stock, respectively, and to Hunter's Glen/Ford, Ltd., a limited partnership organized under the laws of the State of Texas (HG/F), 284,076, 259,511 and 44,071 shares of Company common stock, respectively, in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof. These shares were issued in satisfaction of the rights of GSB Investments and HG/F to receive shares of Company common stock in respect of $131,456,835 of federal income tax benefits realized by the Company. GSB Investments and HG/F made certain representations to the Company as to investment intent and that they possessed a sufficient level of financial sophistication. The unregistered shares are subject to restrictions on transfer absent registration under or compliance with the Securities Act of 1933.

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

        On September 3, 2003, the Company filed a Current Report on Form 8-K, dated August 26, 2003, filing as exhibits under Item 7 thereof the Terms Agreement, dated August 26, 2003, and the Form of Note relating to the offer and sale of the Company's Floating Rate Notes due September 1, 2005.

        On September 3, 2003, the Company filed a Current Report on Form 8-K, dated August 26, 2003, filing as exhibits under Item 7 thereof the Terms Agreement, dated August 26, 2003, and the Form of Note relating to the offer and sale of the Company's Floating Rate Notes due September 1, 2006.

        On September 17, 2003, the Company filed a Current Report on Form 8-K, dated September 16, 2003, (a) reporting under Item 5 thereof that Citigroup announced changes to management and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated September 16, 2003.

        On September 30, 2003, the Company filed a Current Report on Form 8-K, dated September 30, 2003, filing as an exhibit under Item 7 thereof an opinion regarding certain tax matters.

        No other reports on Form 8-K were filed during the third quarter of 2003; however,

        On October 2, 2003, the Company filed a Current Report on Form 8-K, dated October 2, 2003, (a) reporting under Item 5 thereof that Citigroup announced the purchase of certain of its shares from its Chairman, Sanford I. Weill, and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated October 2, 2003.

        On October 20, 2003, the Company filed a Current Report on Form 8-K, dated October 20, 2003, (a) furnishing under Item 12 thereof the results of its operations for the quarter ended September 30, 2003 and (b) filing as exhibits under Item 7 thereof (i) the related press release and (ii) the Citigroup Inc. Quarterly Financial Data Supplement for the quarter ended September 30, 2003.

        On October 30, 2003, the Company filed a Current Report on Form 8-K, dated October 24, 2003, filing as exhibits under Item 7 thereof the Terms Agreement, dated October 24, 2003, and the Form of Note relating to the offer and sale of the Company's 6.00% Subordinated Notes due October 31, 2033.

        On October 30, 2003, the Company filed a Current Report on Form 8-K, dated October 24, 2003, filing as exhibits under Item 7 thereof the Terms Agreement, dated October 24, 2003, the Form of DTC Global Note, the Form of International Global Note, and the Agency Agreement, dated October 30, 2003, relating to the offer and sale of the Company's 0.800% Notes due October 30, 2008.

        On November 3, 2003, the Company filed a Current Report on Form 8-K, dated November 3, 2003, filing as an exhibit under Item 7 thereof the Historical Annual Supplement of Citigroup Inc. and subsidiaries.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of November, 2003.

CITIGROUP INC. (Registrant)
By	/s/ TODD S. THOMSON Todd S. Thomson Chief Financial Officer (Principal Financial Officer)
By	/s/ WILLIAM P. HANNON William P. Hannon Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.01.1	Restated Certificate of Incorporation of Citigroup Inc. (the Company), incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-3 filed December 15, 1998 (No. 333-68949).
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
3.02+	By-Laws of the Company, as amended, effective September 16, 2003.
10.01+	Letter Agreement, dated July 31, 2003, between the Company and Michael T. Masin.
12.01+	Calculation of Ratio of Income to Fixed Charges.
12.02+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith

QuickLinks

Citigroup Inc. TABLE OF CONTENTS
THE COMPANY
GLOBAL CONSUMER
GLOBAL CORPORATE AND INVESTMENT BANK
PRIVATE CLIENT SERVICES
GLOBAL INVESTMENT MANAGEMENT
PROPRIETARY INVESTMENT ACTIVITIES
CORPORATE/OTHER
INTERNATIONAL
CITIGROUP INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNIFICANT ACCOUNTING POLICIES
GLOBAL CONSUMER
GLOBAL CORPORATE AND INVESTMENT BANK
PRIVATE CLIENT SERVICES
GLOBAL INVESTMENT MANAGEMENT
LIFE INSURANCE AND ANNUITIES
PROPRIETARY INVESTMENT ACTIVITIES
CORPORATE/OTHER
FORWARD-LOOKING STATEMENTS
MANAGING GLOBAL RISK
CREDIT RISK MANAGEMENT PROCESS
CONSUMER PORTFOLIO REVIEW
CORPORATE PORTFOLIO REVIEW
MARKET RISK MANAGEMENT PROCESS
OPERATIONAL RISK MANAGEMENT PROCESS
COUNTRY AND CROSS-BORDER RISK MANAGEMENT PROCESS
LIQUIDITY AND CAPITAL RESOURCES
OFF-BALANCE SHEET ARRANGEMENTS
CAPITAL
CONTROLS AND PROCEDURES
CONSOLIDATED FINANCIAL STATEMENTS CITIGROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
CITIGROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF FINANCIAL POSITION
CITIGROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
CITIGROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
CITIGROUP INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX