Form 10-K
period 2003-12-31
CITIGROUP INC
filed 2004-03-01
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

FINANCIAL INFORMATION

THE COMPANY	2
Global Consumer	2
Global Corporate and Investment Bank	2
Private Client Services	3
Global Investment Management	3
Proprietary Investment Activities	3
Corporate/Other	3
International	3
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA	5
MANAGEMENT'S DISCUSSION AND ANALYSIS	6
2003 IN SUMMARY	6
EVENTS IN 2003	8
EVENTS IN 2002	10
EVENTS IN 2001	11
SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES	12
Accounting Changes and Future Application of Accounting Standards	15
PENSION ASSUMPTIONS	16
BUSINESS FOCUS	17
Citigroup Net Income—Product View	17
Citigroup Net Income—Regional View	17
Selected Revenue and Expense Items	18
GLOBAL CONSUMER	19
Cards	20
Consumer Finance	21
Retail Banking	22
Other Consumer	24
Global Consumer Outlook	24
GLOBAL CORPORATE AND INVESTMENT BANK	25
Capital Markets and Banking	26
Transaction Services	26
Other Corporate	27
Global Corporate and Investment Bank Outlook	27
PRIVATE CLIENT SERVICES	28
Private Client Services Outlook	28
GLOBAL INVESTMENT MANAGEMENT	29
Life Insurance and Annuities	30
Private Bank	32
Asset Management	33
Global Investment Management Outlook	34
PROPRIETARY INVESTMENT ACTIVITIES	36
CORPORATE/OTHER	37
MANAGING GLOBAL RISK	38
Risk Capital	38
Credit Risk Management Process	39
Loans Outstanding	39
Other Real Estate Owned and Other Repossessed Assets	39
Details of Credit Loss Experience	40
Cash-Basis, Renegotiated, and Past Due Loans	41
Foregone Interest Revenue on Loans	41
Consumer Credit Risk	42
Consumer Portfolio Review	42
Corporate Credit Risk	45
Global Corporate Portfolio Review	47
Loan Maturities and Sensitivity to Changes in Interest Rates	48
Market Risk Management Process	48
Operational Risk Management Process	51
Country and Cross-Border Risk Management Process	52
BALANCE SHEET REVIEW	54
Assets	54
Liabilities	55
CAPITAL RESOURCES AND LIQUIDITY	56
Capital Resources	56
Liquidity	58
Off-Balance Sheet Arrangements	63
CORPORATE GOVERNANCE AND CONTROLS AND PROCEDURES	66
FORWARD-LOOKING STATEMENTS	66
GLOSSARY OF TERMS	67
REPORT OF MANAGEMENT	69
INDEPENDENT AUDITORS' REPORT	69
CONSOLIDATED FINANCIAL STATEMENTS	70
Consolidated Statement of Income	70
Consolidated Balance Sheet	71
Consolidated Statement of Changes in Stockholders' Equity	72
Consolidated Statement of Cash Flows	73
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	74
FINANCIAL DATA SUPPLEMENT	118
Average Balances and Interest Rates, Taxable Equivalent Basis—Assets	118
Average Balances and Interest Rates,Taxable Equivalent Basis—Liabilities and Stockholders' Equity	119
Analysis of Changes in Net Interest Revenue, Taxable Equivalent Basis	120
Ratios	121
Average Deposit Liabilities in Offices Outside the U.S.	121
Maturity Profile of Time Deposits ($100,000 or more) in U.S. Offices	121
Short-Term and Other Borrowings	121
Regulation and Supervision	122
Legal Proceedings	125
10-K CROSS-REFERENCE INDEX	129
CORPORATE INFORMATION	130
Exhibits, Financial Statement Schedules, and Reports on Form 8-K	130
CITIGROUP BOARD OF DIRECTORS	134

THE COMPANY

Citigroup Inc. (Citigroup and, together with its subsidiaries, the Company) is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers with some 200 million customer accounts doing business in more than 100 countries. Citigroup was incorporated in 1988 under the laws of the State of Delaware.

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

        The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Certain of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities. Additional information on the Company's regulation and supervision can be found within the Regulation and Supervision section beginning on page 122.

        At December 31, 2003, the Company had approximately 134,000 full-time and 6,000 part-time employees in the United States and approximately 119,000 full-time employees outside the United States.

        The periodic reports of Citicorp, Citigroup Global Markets Holdings Inc., The Student Loan Corporation (STU), The Travelers Insurance Company (TIC) and Travelers Life and Annuity Company (TLAC), subsidiaries of the Company that make filings pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), provide additional business and financial information concerning those companies and their consolidated subsidiaries.

        The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043, telephone number 212 559 1000. Additional information about Citigroup is available on the Company's website at www.citigroup.com. Citigroup's annual report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K and all amendments to these reports are available free of charge through the Company's website by clicking on the "Investor Relations" page and selecting "SEC Filings." The Securities and Exchange Commission (SEC) website contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

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

        Consumer Finance provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of December 31, 2003, North America Consumer Finance maintained 2,328 offices, including 2,082 CitiFinancial offices in the U.S. and Canada, while International Consumer Finance maintained 875 offices, including 552 in Japan. Consumer Finance offers real-estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer-goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

        Retail Banking provides banking, lending, investment and insurance services to customers through retail branches and electronic delivery systems. In North America, Retail Banking includes the operations of Citibanking North America, Consumer Assets, CitiCapital, Primerica Financial Services (Primerica), and Mexico Retail Banking. Citibanking North America delivers banking, lending, investment and insurance services through 779 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet banking site on the World Wide Web. The Consumer Assets business originates and services mortgages and student loans for customers across the U.S. The CitiCapital business provides leasing and equipment financing products to small- and middle-market businesses. The business operations of Primerica involve the sale, mainly in North America, of life insurance and other products manufactured by its affiliates, including Smith Barney mutual funds, CitiFinancial mortgages and personal loans and the products of our Life Insurance and Annuities business. The Primerica sales force is composed of over 100,000 independent representatives. Mexico Retail Banking consists of the branch banking operations of Banamex. International Retail Banking provides full-service banking and investment services in EMEA, Japan, Asia, and Latin America. The Commercial Markets Group is included in Retail Banking and consists of the operations of CitiCapital, as well as middle-market lending operations in North America and the international regions.

GLOBAL CORPORATE AND INVESTMENT BANK

Global Corporate and Investment Bank (GCIB) provides corporations, governments, institutions and investors in approximately 100 countries with a broad range of financial products and services. GCIB includes Capital Markets and Banking, Transaction Services and Other Corporate.

        Capital Markets and Banking offers a wide array of investment and commercial banking services and products, including investment banking, debt and equity trading, institutional brokerage, advisory services, foreign exchange, structured products, derivatives, and lending.

        Transaction Services is composed of Cash Management, Trade Services and Global Securities Services (GSS). Cash Management and Trade Services provide comprehensive cash management and trade finance for corporations and financial institutions worldwide. GSS provides custody services to investors such as insurance companies and pension funds, clearing services to intermediaries such as broker/dealers and depository and agency/trust services to multinational corporations and governments globally.

PRIVATE CLIENT SERVICES

Private Client Services provides investment advice, financial planning and brokerage services to affluent individuals, small and mid-size companies, non-profits and large corporations primarily through a network of more than 12,200 Smith Barney Financial Consultants in more than 500 offices worldwide. In addition, Private Client Services provides independent client-focused research to individuals and institutions around the world.

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

        Life Insurance and Annuities comprises Travelers Life and Annuity (TLA) and International Insurance Manufacturing (IIM). TLA offers individual annuity, group annuity, individual life insurance and Corporate Owned Life Insurance (COLI) products. The individual products include fixed and variable deferred annuities, payout annuities, and term, universal, and variable life insurance. These products are primarily distributed through CitiStreet Retirement Services (CitiStreet), Smith Barney, Primerica, Citibank and affiliates, and a nationwide network of independent agents and the outside broker dealer channel. The COLI products are variable universal life products distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts (GICs), payout annuities, group annuities sold to employer-sponsored retirement and savings plans, structured settlements and funding agreements. IIM provides annuities, credit, life, health, disability and other insurance products internationally, leveraging the existing distribution channels of the Consumer Finance, Retail Banking and Asset Management (retirement services) businesses. IIM has operations in Mexico, Asia, EMEA, Latin America and Japan. TLA and IIM include the realized investment gains/(losses) from sales on certain insurance-related investments.

        Private Bank provides personalized wealth management services for high-net-worth clients through 126 offices in 37 countries and territories, generating fee and interest income from investment funds management, client trading activity, trust and fiduciary services, custody services, and traditional banking and lending activities. Through its Private Bankers and Product Specialists, Private Bank leverages its extensive experience with clients' needs and its access to Citigroup to provide clients with comprehensive investment and banking services.

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

CORPORATE/OTHER

Corporate/Other includes net corporate treasury results, corporate expenses, certain intersegment eliminations, the results of discontinued operations, the cumulative effect of accounting changes and taxes not allocated to the individual businesses.

INTERNATIONAL

Citigroup International (whose operations are fully reflected in the product disclosures above) serves 54 million customer accounts in approximately 100 countries, working in partnership with the Company's product organizations.

        Citigroup International is organized by region—Asia, EMEA, Japan, and Latin America. Citigroup has a long history in each of these regions, including more than 100 years in a number of countries. The markets we serve account for 85% of the world's population and 65% of its GDP.

        In Asia in 2003, consumer growth was driven by new wealth management initiatives and expanding credit card activities. In large and growing markets like India and China, we are well-positioned to build market share across the spectrum of consumer products. In January 2003, we established a strategic alliance with the Shanghai Pudong Development Bank, which led in February 2004 to the issuance of a dual currency credit card in China, in cooperation with Citibank. The GCIB continued to gain market share with new products, expansion of our customer base, and significant deals such as the underwriting of China Life's $3 billion Initial Public Offering.

        EMEA's earnings were driven by increased sales and substantial cost reduction. The GCIB had strong market share gains, ranking number one in the region in debt and equity underwriting. Retail Banking is our largest consumer business, with a strong presence particularly in Germany. A highlight was the launch of our credit card in Russia, and we continue to expand our consumer offerings in Poland, Italy and Spain. Citigroup also introduced wealth management programs in countries in Eastern Europe and the Middle East.

        Citigroup is Japan's number one foreign corporate bank and consumer bank, and one of the largest consumer finance firms. Nikko

Citigroup, our investment banking joint venture, was one of Japan's top equity underwriters and in 2003, was the top mergers and acquisitions advisor in Japan, advising on the Japan Telecom and Resona transactions. Our Private Bank and joint venture with Mitsui Sumitomo Insurance are fast-growing market leaders.

        Citigroup's Latin America operations returned to profitability in 2003. Citigroup has been a leader for 90 years in Latin America, a region that is once again attracting investment. We implemented a successful repositioning of our business in the region that is expected to achieve positive results by aligning investment with the greatest opportunities for returns. In Brazil, we launched a consumer finance business targeting the large retail credit market and opened nine branches in São Paulo. Citigroup concluded the first-ever Venezuela domestic liability management transaction, completed Costa Rica's first international syndication, and acted as deal manager and global coordinator of the landmark $5.3 billion bond swap for Uruguay.

Citigroup Inc. and Subsidiaries

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

In millions of dollars, except per share amounts	2003	2002	2001	2000	1999
Revenues, net of interest expense(1)	$77,442	$71,308	$67,367	$63,572	$54,809
Operating expenses	39,168	37,298	36,528	35,809	31,049
Benefits, claims, and credit losses(1)	11,941	13,473	10,320	8,466	7,513

Income from continuing operations before taxes, minority interest and cumulative effect of accounting changes	26,333	20,537	20,519	19,297	16,247
Income taxes	8,195	6,998	7,203	7,027	6,027
Minority interest, after-tax	285	91	87	39	27

Income from continuing operations	17,853	13,448	13,229	12,231	10,193
Income from discontinued operations(2)	—	1,875	1,055	1,288	1,177
Cumulative effect of accounting changes(3)	—	(47)	(158)	—	(127)

Net Income	$17,853	$15,276	$14,126	$13,519	$11,243

Earnings per share(4)
Basic earnings per share:
Income from continuing operations	$3.49	$2.63	$2.61	$2.43	$2.02
Net income	3.49	2.99	2.79	2.69	2.23
Diluted earnings per share:
Income from continuing operations	3.42	2.59	2.55	2.37	1.96
Net income	3.42	2.94	2.72	2.62	2.17
Dividends declared per common share(4)	$1.10	$0.70	$0.60	$0.52	$0.41

At December 31
Total assets(5)	$1,264,032	$1,097,590	$1,051,850	$902,610	$795,984
Total deposits	474,015	430,895	374,525	300,586	261,573
Long-term debt	162,702	126,927	121,631	111,778	88,481
Mandatorily redeemable securities of subsidiary trusts	6,057	6,152	7,125	4,920	4,920
Common stockholders' equity	96,889	85,318	79,722	64,461	56,395
Total stockholders' equity	98,014	86,718	81,247	66,206	58,290

Ratio of earnings to fixed charges and preferred stock dividends	2.47x	1.94x	1.63x	1.52x	1.55x
Return on average common stockholders' equity(6)	19.8%	18.6%	19.7%	22.4%	21.5%
Common stockholders' equity to assets	7.67%	7.77%	7.58%	7.14%	7.08%
Total stockholders' equity to assets	7.75%	7.90%	7.72%	7.33%	7.32%

(1)
Revenues, net of interest expense, and benefits, claims, and credit losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of securitization activities, including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but revenues, net of interest expense, and benefits, claims, and credit losses would each have been increased by $4.750 billion, $4.123 billion, $3.568 billion, $2.459 billion and $2.707 billion in 2003, 2002, 2001, 2000 and 1999, respectively. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. See the discussion of the Cards business on page 20.

(2)
On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in Travelers Property Casualty Corp. (TPC). Following the distribution, Citigroup began accounting for TPC as discontinued operations. See Note 3 to the Consolidated Financial Statements.

(3)
Accounting changes of ($47) million in 2002 resulted from the adoption of the remaining provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Accounting changes of ($42) million and ($116) million in 2001 resulted from the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and the adoption of Emerging Issues Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20), respectively. Accounting changes of ($135) million, $23 million and ($15) million in 1999 resulted from the adoption of Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," the adoption of SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," and the adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities," respectively. See Note 1 to the Consolidated Financial Statements.

(4)
All amounts have been adjusted to reflect stock splits.

(5)
Reclassified to conform to the current period's presentation.

(6)
The return on average common stockholders' equity is calculated using net income after deducting preferred stock dividends.

MANAGEMENT'S DISCUSSION AND ANALYSIS

2003 IN SUMMARY

Citigroup Performance

        The benefits of size, diversity and franchise strength were demonstrated in 2003 when the Company reported net income of $17.85 billion, a record for Citigroup.

        Net income from continuing operations of $17.85 billion was up 33% from the prior year. The prior year's results included a $1.3 billion after-tax charge related to the establishment of reserves for regulatory settlements and related civil litigation. Excluding this charge from the prior year, net income from continuing operations was up 21%. Income was diversified by both product and region, as shown in the charts below. Revenues increased 9% from 2002, reaching $77.4 billion, outpacing expense growth of 5%. The majority of this growth was organic, largely as a result of continued momentum with clients in an improved market environment. During 2003, the Company completed the acquisition of the Sears Credit Card and Financial Products business, The Home Depot private label card portfolios, and Forum Financial. In January 2004, the Company closed on the acquisition of the consumer finance business of Washington Mutual. Additionally, the Company completed certain targeted dispositions of smaller businesses that were not part of its long-term core strategy.

INCOME FROM CONTINUING OPERATIONS

[EDGAR REPRESENTATION OF GRAPHIC DATA]

In billions of dollars
1999	$10.19
2000	$12.23
2001	$13.23
2002	$13.45
2003	$17.85

2003 INCOME FROM CONTINUING OPERATIONS BY SEGMENT*

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Global Investment Management	10%
Private Client Services	4%
Global Corporate and Investment Bank	31%
Global Consumer	55%

*
Excludes Proprietary Investment Activities ($230 million) and Corporate/Other ($114 million)

2003 INCOME FROM CONTINUING OPERATIONS BY REGION*

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Asia	10%
Japan	4%
EMEA	10%
Mexico	8%
North America	64%
Latin America	4%

*
Excludes Proprietary Investment Activities ($230 million) and Corporate/Other ($114 million)

        Revenue growth in the year was driven by strong growth in North America Cards, Domestic and International Retail Banking, European Capital Markets and Banking, and Private Banking. Stronger equity markets led to higher Proprietary Investment Activities results, in contrast to last year's loss in this segment. Citigroup has maintained the number-one rank in global debt and equity underwriting for nine consecutive quarters.

        An overall improvement in the credit quality of the corporate lending portfolio reduced corporate credit costs by $1.6 billion from the prior year. Consumer credit trends remained relatively stable, despite continued weakness in Germany and in the Consumer Finance business in Japan.

        Operating expenses increased 11% from the previous year, excluding the 2002 fourth quarter charge related to the establishment of reserves for regulatory settlement and related civil litigation. Including this charge, expense growth increased 5%. A portion of the expense growth was related to future investment—building technology, expanding the branch network, product development and testing, and increased advertising and marketing costs. Expense growth also reflected costs to reposition and streamline operations in various countries in Latin America and in Japan. The remaining expense growth reflects increased employee costs, primarily related to pensions and stock compensation. Options were expensed for the first time in 2003, for options granted in 2003.

NET REVENUE AND OPERATING EXPENSE

[EDGAR REPRESENTATION OF GRAPHIC DATA]

In billions of dollars	1999	2000	2001	2002	2003
Net revenue	$54.8	$63.6	$67.4	$71.3	$77.4
Operating expense	$31.0	$35.8	$36.5	$37.3	$39.2

        The effective tax rate decreased 296 basis points to 31.1% for the year, reflecting the increase in indefinite reinvestment of earnings in various foreign jurisdictions as well as the release of reserves related to tax settlements and changes in estimates.

        Customer balances showed strong growth. Transaction Services assets under custody increased 25%, Cards managed receivables increased 24%, Private Client assets increased 20%, Travelers Life and Annuities group and individual annuities balances increased 16%, Private Bank client volumes increased 15%, Assets under Management by the Asset Management group increased 13%, Retail Banking deposits increased 10%, Consumer Finance loans increased 8% while Corporate loans decreased 11%.

TOTAL DEPOSITS

[EDGAR REPRESENTATION OF GRAPHIC DATA]

In billions of dollars
1999	$262
2000	$301
2001	$375
2002	$431
2003	$474

        Citigroup's equity capital base and trust preferred securities grew to over $104 billion despite distributing $5.8 billion in dividends to shareholders, and spending $2.4 billion on share repurchases. Stockholders' equity increased by $11.3 billion during 2003.

        The Company's Board of Directors increased the quarterly common dividend twice during 2003 and again in January 2004 by a total of 122% to 40 cents per quarter.

TOTAL CAPITAL (TIER 1 AND TIER 2)

[EDGAR REPRESENTATION OF GRAPHIC DATA]

In billions of dollars	1999	2000	2001	2002	2003
Tier 1 and Tier 2	$65.9	$73.0	$75.8	$78.3	$90.3
Tier 1	$51.6	$54.5	$58.4	$59.0	$66.9

        The financial services industry has been adversely affected in recent years by a series of highly publicized corporate financial scandals, bankruptcies, and regulatory and law enforcement investigations. In combination, these matters have raised questions about the quality of corporate financial reporting and the effectiveness of corporate governance. Investor confidence has been eroded. In response, Congress passed the Sarbanes-Oxley Act of 2002; the SEC, NASD and NYSE promulgated sweeping regulations and corporate governance reforms; federal and state regulators and law enforcement agencies stepped up their enforcement activities; and plaintiffs filed numerous lawsuits and other legal proceedings seeking significant damages from financial institutions alleged to have had any connection to the bankruptcies, investigations and scandals referred to above. In response, Citigroup has initiated a wide-ranging set of reforms and revised business practices, including revised compliance and business practice programs and procedures with respect to research, structured finance transactions, and IPO allocations, among others. The Company has created Business Practices Committees in each area of the Company's business to review the appropriateness of business transactions and practices—not only from a risk management standpoint, but also from an ethical and reputational standpoint. The Business Practices Committee oversees these committees from the corporate level. The Company instituted these changes in an effort to ensure that it conducts its business in compliance not only with all applicable laws and regulations, but also with the highest ethical standards.

        In 2003, Charles Prince succeeded Sanford Weill as Chief Executive Officer (CEO), thus completing the Company's CEO succession plan. Mr. Weill will remain Chairman of the Board of Directors until 2006. Robert Willumstad added the title of Chief Operating Officer (COO) to his title of President.

DILUTED EARNINGS PER SHARE—
INCOME FROM CONTINUING OPERATIONS

[EDGAR REPRESENTATION OF GRAPHIC DATA]

1999	$1.96
2000	$2.37
2001	$2.55
2002	$2.59
2003	$3.42

RETURN ON COMMON EQUITY

[EDGAR REPRESENTATION OF GRAPHIC DATA]

1999	21.5%
2000	22.4%
2001	19.7%
2002	18.6%
2003	19.8%

Outlook for 2004

        Citigroup enters 2004 well-positioned for continued growth with leading market positions, global scale, well-respected brand names, a strong distribution network and the largest capital base of all financial institutions. The investment spending in 2003, coupled with increased customer balances, positions the Company for growth in 2004. However, Citigroup's results are closely tied to the external economic environment. Weakness in global economies, credit deterioration and the continued threat of terrorism are examples of downside risk that could impact future earnings. The consumer business is sensitive to changes in unemployment, bankruptcy and consumer confidence levels. In the consumer business, Citigroup intends to leverage the newly-formed alliances with Sears and The Home Depot. The Company is targeting expansion of its Cards and Retail Banking businesses, particularly in India and China. In the Global Corporate and Investment Bank, management is focused on exploiting the opportunities in global equities, mergers and acquisitions advisory services, and derivatives. The Private Client Services business expects improving market conditions to increase transaction volumes and assets under management. Equity research coverage will be expanded in targeted sectors. The Life Insurance and Annuities and Asset Management businesses are well-positioned to benefit from the growth in the aging population. Customers are becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. Competition in Life Insurance and Annuities and Asset Management continues to intensify and revenues are sensitive to overall equity and fixed income market conditions. These two businesses remain exposed to downside risk in Argentina's economy and government actions. Opportunities exist for improved share gains in Private Bank, particularly in Asia.

        A detailed review and outlook for each of our businesses is included in the discussions that follow.

        Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 66.

Events in 2003

Acquisition of Sears' Credit Card and Financial Products Business

        On November 3, 2003, Citigroup acquired the Sears' Credit Card and Financial Products business (Sears), the 8th largest portfolio in the U.S. $28.6 billion of gross receivables were acquired for a 10% premium of $2.9 billion and annual performance payments over the next ten years based on new accounts, retail sales volume and financial product sales. $5.8 billion of intangible assets and goodwill have been recorded as a result of this transaction. In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's businesses, products and services. The results of Sears are included in the Consolidated Financial Statements from November 2003 forward.

Acquisition of The Home Depot's Private-Label Portfolio

        In July 2003, Citigroup completed the acquisition of The Home Depot private-label portfolio (Home Depot), which added $6 billion in receivables and 12 million accounts. The results of Home Depot are included from July 2003 forward.

Common Stock Dividend Increase and Dividend Reinvestment Plan

        On July 14, 2003, the Company's Board of Directors approved a 75% increase in the quarterly dividend on the Company's common stock to 35 cents a share from 20 cents a share. On January 20, 2004, the Company increased its quarterly dividend by 14% by declaring a 40 cent dividend on its common stock. The increases in the quarterly dividend are part of an effort to reallocate capital to dividends and reduce share repurchases. Additionally, the Company's Board of Directors approved a Dividend Reinvestment Plan (the Plan) for holders of Citigroup common stock. Registered holders of Citigroup common stock may elect to participate in the Plan and have some or all of their dividends reinvested in Citigroup common stock.

Settlement of Certain Legal and Regulatory Matters

        On July 28, 2003, Citigroup entered into final settlement agreements with the Securities and Exchange Commission (SEC), the Office of the Comptroller of the Currency (OCC), the Federal Reserve Bank of New York (FED), and the Manhattan District Attorney's Office that resolve on a civil basis their investigations into Citigroup's structured finance work for Enron. The Company also announced that its settlement agreement with the SEC concludes that agency's investigation into certain Citigroup work for Dynegy. The agreements were reached by Citigroup (and, in the case of the agreement with the OCC, Citibank, N.A.) without admitting or denying any wrongdoing or liability, and the agreements do not establish wrongdoing or liability for the purpose of civil litigation or any other proceeding. Citigroup has paid from previously established reserves an aggregate amount of $145.5 million in connection with these settlements.

        On April 28, 2003, Salomon Smith Barney Inc., now named Citigroup Global Markets Inc. (CGMI), announced final agreements with the SEC, the National Association of Securities Dealers (NASD), the New York Stock Exchange (NYSE) and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the Research Settlement). CGMI reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. Citigroup has paid from previously established reserves an aggregate amount of $300 million and committed to spend an additional $75 million to provide independent third-party research at no charge to clients in connection with these settlements.

Impact from Argentina's Economic Changes

        During 2003, the GCIB and Global Consumer franchises in Argentina began to emerge from the economic crisis, while the Global Investment Management franchise endured another challenging year.

        The Government began to permit loan restructurings and loan repayments resulting in minimal cost of credit for the GCIB for the year. As a result of an improving consumer credit environment, the Global Consumer allowance for credit losses was reduced by $100 million in the third quarter. On the negative side, the Company wrote-off $127 million of its government-issued compensation notes against previously established reserves. This write-off was triggered by, among other things, the government's disallowance of compensation for pesification of certain credit card and overdraft loans. While the notes were adjusted, the disallowance is still being negotiated. The initial payment of approximately $57 million due under the compensation notes was received in August 2003, and the second payment of approximately $59 million was received when due in February 2004. The Company also recognized a $13 million impairment charge on its government Patriotic Bonds. Payments required under bank deposit Amparos (judicial orders requiring previously dollar-denominated deposits that had been re-denominated at government rates to be immediately repaid at market exchange rates) were down significantly from 2002 and losses recorded in 2003, net of the $40 million reserve release, were $2 million.

        The Global Investment Management businesses in Argentina recorded pretax charges of $208 million in 2003. These charges were comprised of: $124 million in write-downs resulting from the mandatory exchange of Argentine Government Promissory Notes (GPNs) for Argentine government bonds denominated in U.S. dollars; a $44 million write-off of impaired Deferred Acquisition Costs reflecting changes in underlying cash flow estimates for the business; $20 million of losses related to the restructuring of voluntary customer annuity liability balances; and $20 million of losses related to a premium deficiency in the death and disability insurance business.

        The restructuring of customer annuity liabilities was approved by the Argentine Ministry of Insurance on July 3, 2003. An insurance subsidiary of the Company offered the plan to its voluntary annuity holders. The election period expired on January 31, 2004, at which time 70% of the voluntary annuity customers elected to participate. During the fourth quarter, the Company contributed $55 million of new capital to its Argentine Global Investment Management companies, primarily to fund the voluntary annuity restructuring plan.

        As the economic situation, as well as legal and regulatory issues, in Argentina remain fluid, we continue to work with the government and our customers and continue to monitor conditions closely. In particular, we are watching the potential impact that government actions may have on our pension and insurance businesses. Other items we continue to monitor include the realizability of government obligations such as the compensation instruments held by the Corporate and Consumer businesses and the government obligations held by the insurance subsidiaries, the potential for re-dollarization of pension annuities and further debt restructurings, and the liquidity and capital needs of the pension and insurance subsidiaries. Additional costs to the Company will depend on future actions by the Argentine government and the Company. Additional losses may be incurred.

        The Company believes it has a sound basis to bring a claim, as a result of various actions of the Argentine government. A recovery on such a claim could serve to reduce the economic loss of the Company in Argentina.

        The above paragraphs contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 66.

Events in 2002

Impact from Argentina's Economic Changes

        Throughout 2002, Argentina experienced significant political and economic changes including severe recessionary conditions, high inflation and political uncertainty. The government of Argentina implemented substantial economic changes, including abandoning the country's fixed U.S. dollar-to-peso exchange rate and asymmetrically redenominating substantially all of the banking industry's loans, deposits (which were also restricted) and other assets and liabilities previously denominated in U.S. dollars into pesos at different rates. As a result of the impact of these government actions, the Company changed its functional currency in Argentina from the U.S. dollar to the Argentine peso. Additionally, the government issued certain compensation instruments to financial institutions to compensate them in part for losses incurred as a result of the redenomination events. The government also announced a 180-day moratorium against creditors filing foreclosures or bankruptcy proceedings against borrowers. Later in the year, the government modified the terms of certain of their Patriotic Bonds, making them less valuable. The government actions, combined with the severe recessionary economic situation and the devaluation of the peso, adversely impacted Citigroup's business in Argentina.

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

Discontinued Operations

        Travelers Property Casualty Corp. (TPC) (an indirect wholly owned subsidiary of Citigroup on December 31, 2001) sold 231 million shares of its class A common stock representing approximately 23.1% of its outstanding equity securities in an initial public offering (the IPO) on March 27, 2002. In 2002, Citigroup recognized an after-tax gain of $1.158 billion as a result of the IPO. In connection with the IPO, Citigroup entered into an agreement with TPC that provides that, in any fiscal year in which TPC records asbestos-related income statement charges in excess of $150 million, net of any reinsurance, Citigroup will pay to TPC the amount of any such excess up to a cumulative aggregate of $520 million after-tax. A portion of the gross IPO gain was deferred to offset any payments arising in connection with this agreement. During 2002 and 2003, $159 million and $361 million, respectively, were paid pursuant to this agreement.

        On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in TPC (the distribution). This non-cash distribution was tax-free to Citigroup, its stockholders and TPC. The distribution was treated as a dividend to stockholders for accounting purposes that reduced Citigroup's Additional Paid-In Capital by approximately $7.0 billion. Following the distribution, Citigroup remains a holder of approximately 9.9% of TPC's outstanding equity securities, which are carried at fair value in the Proprietary Investment Activities segment and classified as available-for-sale within Investments on the Consolidated Balance Sheet.

        Following the August 20, 2002 distribution, the results of TPC were reported by the Company separately as discontinued operations. TPC represented the primary vehicle by which Citigroup engaged in the property and casualty insurance business.

Charge for Regulatory and Legal Matters

        During the 2002 fourth quarter, the Company recorded a $1.3 billion after-tax charge ($0.25 per diluted share) related to the establishment of reserves for regulatory settlements and related civil litigation.

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

Sale of 399 Park Avenue

        During 2002, the Company sold its 399 Park Avenue, New York City headquarters building. The Company is currently the lessee of approximately 40% of the building with terms averaging 15 years. The sale for $1.06 billion resulted in a pretax gain of $830 million, with $527 million ($323 million after-tax) recognized in 2002 representing the gain on the portion of the building the Company does not occupy, and the remainder to be recognized over the term of Citigroup's lease agreements. During 2003, the Company recognized $20 million ($12 million after-tax) of the deferred portion of the gain.

Events in 2001

Impact from Argentina's Political and Economic Changes

        The Company recognized charges in the 2001 fourth quarter of $235 million (pretax) related to write-downs of Argentine credit exposures and $235 million (pretax) in losses related to the foreign exchange revaluation of the consumer loan portfolio as a result of the political and economic changes in Argentina.

Impact from Enron

        As a result of the financial deterioration and eventual bankruptcy of Enron Corporation in 2001, Citigroup's results were reduced by $228 million (pretax) as a result of the write-down of Enron-related credit exposure and trading positions, and the impairment of Enron-related investments.

September 11th Events

        The September 11, 2001 terrorist attack financially impacted the Company in several areas. Revenues were reduced due to the disruption to Citigroup's businesses. Additional expenses incurred as a result of the attack resulted in after-tax losses of approximately $200 million. The Company also experienced significant property loss, for which it was insured. The Company initially recorded insurance recoveries up to the net book value of the assets written off. During 2002, additional insurance recoveries were recorded when realized. Reductions in equity values during the 2001 third quarter were further impacted by the September 11th attack, which reduced Citigroup's Investment Activities results in the 2001 third quarter. Additionally, after-tax losses related to insurance claims (net of reinsurance impact) totaled $502 million, the bulk of which related to the property and casualty insurance operations of TPC and is reflected as discontinued operations.

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

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Notes to the Consolidated Financial Statements contain a summary of Citigroup's significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of these policies as well as estimates made by management are considered to be important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments and estimates, some of which may relate to matters that are inherently uncertain. Additional information about these policies can be found in Note 1 to the Consolidated Financial Statements. Management has discussed each of these significant accounting policies and the related estimates with the Audit and Risk Management Committee of the Board of Directors.

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 66.

Valuations of Financial Instruments

        Investments and trading account assets and liabilities, held by the Global Corporate and Investment Bank and Proprietary Investment Activities segments, include fixed maturity and equity securities, derivatives, investments in private equity and other financial instruments. Citigroup carries its investments and trading account assets and liabilities at fair value if they are considered to be available-for-sale or trading securities. For a substantial majority of the Company's investments and trading account assets and liabilities, fair values are determined based upon quoted prices or validated models with externally verifiable model inputs. Changes in values of available-for-sale securities are recognized in a component of stockholders' equity net of taxes, unless the value is impaired and the impairment is not considered to be temporary. Impairment losses that are not considered temporary are recognized in earnings. The Company conducts regular reviews to assess whether other-than-temporary impairment exists. Changing economic conditions, global, regional, or related to specific issuers or industries, could adversely affect these values. Changes in the fair values of trading account assets and liabilities are recognized in earnings. Private equity subsidiaries also carry their investments at fair value with changes in value recognized in earnings.

        If available, quoted market prices provide the best indication of fair value. If quoted market prices are not available for fixed maturity securities, equity securities, derivatives or commodities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. Alternatively, matrix or model pricing may be used to determine an appropriate fair value. It is Citigroup's policy that all models used to produce valuations for the published financial statements be validated by qualified personnel independent from those who created the models. The determination of market or fair value considers various factors, including time value and volatility factors, underlying options, warrants and derivatives; price activity for equivalent synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions; and derivative transaction maintenance costs during the period. For derivative transactions, trading profit at inception is recognized when the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. The Company defers trade-date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. The deferral is recognized in income when the market data become observable or over the life of the transaction. Changes in assumptions could affect the fair values of investments and trading account assets and liabilities.

        For our available-for-sale and trading portfolios amounting to assets of $414.5 billion and $320.9 billion and liabilities of $121.9 billion and $91.4 billion at December 31, 2003 and 2002, respectively, fair values were determined in the following ways: externally verified via comparison to quoted market prices or third-party broker quotations; by using models that were validated by qualified personnel independent of the area that created the model and inputs that were verified by comparison to third-party broker quotations or other third-party sources; or by using alternative procedures such as comparison to comparable securities and/or subsequent liquidation prices. At December 31, 2003 and 2002, respectively, approximately 96.5% and 98% of the available-for-sale and trading portfolios' gross assets and liabilities are considered verified and approximately 3.5% and 2% are considered unverified. Of the unverified assets, at December 31, 2003 and 2002, respectively, approximately 66% and 60% consist of cash products, where independent quotes were not available and/or alternative procedures were not feasible, and 34% and 40% consist of derivative products where either the model was not validated and/or the inputs were not verified due to the lack of appropriate market quotations. Such values are actively reviewed by management.

        In determining the fair values of our securities portfolios, management also reviews the length of time trading positions have been held to identify aged inventory. During 2003, the monthly average aged inventory designated as available-for-immediate-sale was approximately $5.4 billion compared with $4.3 billion in 2002. Inventory positions that are both aged and whose values are unverified amounted to less than $2.1 billion and $2.1 billion at December 31, 2003 and 2002, respectively. The fair value of aged inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available-for-immediate-sale for longer than 90 days. At December 31, 2003 and 2002, such valuation adjustments amounted to $68 million and $56 million, respectively.

        Citigroup's private equity subsidiaries include subsidiaries registered as Small Business Investment Companies and other subsidiaries that engage exclusively in venture capital activities. Investments held by private equity subsidiaries related to the Company's venture capital activities amounted to $4.4 billion and $4.7 billion at December 31, 2003 and 2002, respectively. For investments in publicly traded securities held by private equity subsidiaries amounting to 5 positions with a fair value of approximately $0.9 billion and 13 positions with a fair value of approximately $0.9 billion at December 31, 2003 and 2002, respectively, fair value is based upon quoted market prices. These publicly traded securities include thinly traded securities, large block holdings, restricted shares or other special situations, and the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. To determine the amount of the adjustment, the Company uses a model that is based on option theory. The model is validated periodically by an independent valuation consulting firm. Such adjustments ranged from 10% to 50% of the investments' quoted prices in 2003 and from 5% to 30% in 2002. For investments that are not publicly traded that are held by private equity subsidiaries amounting to approximately $3.5 billion and $3.8 billion at December 31, 2003 and 2002, respectively, estimates of fair value are made periodically by management based upon relevant third-party arm's length transactions, current and subsequent financings and comparisons to similar companies for which quoted market prices are available. Independent consultants may be used to provide valuations periodically for certain investments that are not publicly traded, or the valuations may be done internally. Internal valuations are reviewed by personnel independent of the investing entity.

        See the discussion of trading account assets and liabilities and investments in Summary of Significant Accounting Policies in Note 1 to the Consolidated Financial Statements. For additional information regarding the sensitivity of these instruments, see "Market Risk Management Process" on page 48.

Allowance for Credit Losses

        The allowance for credit losses represents management's estimate of probable losses inherent in the lending portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the credit costs in any quarter and could result in a change in the allowance. At December 31, 2003 and 2002, respectively, the total allowance for credit losses, which includes reserves for letters of credit and unfunded commitments, totaled $4.155 billion and $4.647 billion for the corporate loan portfolio and $9.088 billion and $7.021 billion for the consumer portfolio. Attribution of the allowance is made for analytic purposes only, and the entire allowance of $13.243 billion and $11.668 billion at December 31, 2003 and 2002, respectively, is available to absorb probable credit losses inherent in the portfolio, including letters of credit and unfunded commitments.

        During 2003, corporate cash-basis loans decreased $576 million from $3.995 billion to $3.419 billion, and net credit losses decreased from $1.551 billion in 2002 to $1.211 billion, reflecting overall improvement in the credit quality of the portfolio as well as reduced exposure in the energy and telecommunications industries. Management expects the 2004 loss experience for the corporate portfolio to be improved from that of 2003.

        Consumer net credit losses, excluding CitiCapital, increased from $6.797 billion in 2002 to $7.096 billion in 2003. Consumer loans on which accrual of interest has been suspended, excluding Commercial Markets, increased from $4.607 billion to $4.735 billion. The consumer allowance, excluding CitiCapital, rose from $6.410 billion to $8.530 billion from December 31, 2002 to December 31, 2003, including $2.1 billion associated with the acquisition of Sears. The level of the consumer allowance was impacted by increased bankruptcies in Germany and in the Consumer Finance portfolio in Japan. Consumer credit loss rates are expected to rise due to the addition of the Sears and Home Depot portfolios. Excluding the impact of Sears and Home Depot, management expects that 2004 consumer credit loss rates will be comparable to 2003.

        In the corporate loan portfolio, larger-balance, non-homogeneous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. Reserves are established based upon an estimate of probable losses for individual larger-balance, non-homogeneous loans deemed impaired, a statistical model of expected losses on the performing portfolio, as well as management's detailed knowledge of the portfolio and current conditions. When reserves for individual loans that are deemed to be impaired are established, consideration is given to all available evidence, including, as appropriate, the present value of expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan, and the fair value of collateral less disposal costs.

        The allowance for credit losses attributed to the corporate portfolio is established through a process that begins with statistical estimates of probable losses inherent in the portfolio. These estimates are based upon: (1) Citigroup's internal system of credit risk ratings, which are analogous to the risk ratings of the major rating agencies; (2) the corporate portfolio database; and (3) historical default and loss data, including rating agency information regarding default rates from 1983 to 2002 and internal data, dating to the early 1970s, on severity of losses in the event of default. This statistical process generates an estimate for losses inherent in the portfolio as well as a one-standard-deviation confidence interval around the estimate.

        The statistical estimate for losses inherent in the portfolio is based on historical average default rates and historical average write-off rates. The width of the confidence interval reflects the historical fluctuation of default rates over the credit cycle, the historical variability of loss severity among defaulted loans, and the degree to which there are large obligor concentrations in the global portfolio.

        The statistical estimate of losses inherent in the portfolio may then be adjusted, both for management's estimate of probable losses on specific exposures, as well as for other considerations, such as environmental factors and trends in portfolio indicators, including cash-basis loans, historical and forecasted write-offs, and portfolio concentrations. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

        For December 31, 2003, the statistical estimate for inherent losses in the total corporate portfolio was $2.820 billion, with a standard deviation of $646 million, compared with $3.434 billion and $785 million at December 31, 2002. This analysis included all corporate loans, commitments and unfunded letters of credit. Management then identified those exposures for which name-specific loss estimates were required, and replaced the statistical estimate of losses with management's estimate of losses. Management made adjustments for other considerations, including portfolio trends and economic indicators. As a result of these adjustments, at December 31, 2003, the allowance for credit losses attributable to the corporate portfolio was set at $4.155 billion compared with $4.647 billion in 2002, which includes the reserve for unfunded commitments and letters of credit of $600 million in 2003 and $567 million in 2002 that is included in other liabilities on the balance sheet.

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

        At December 31, 2003, the CitiCapital allowance totaled $558 million, down from $611 million in 2002. The allowance was composed of $58 million and $40 million as of December 31, 2003 and 2002, respectively, of reserves on impaired loans, $420 million and $511 million provided for probable credit losses in the performing portfolio, and $80 million and $60 million reflecting imprecision caused by the use of historical data and projected loss data. The reserve was $53 million lower than a year ago due to the smaller portfolio balance at December 31, 2003. The December 31, 2003 and 2002 reserves for probable credit losses reflect 1.95% and 1.87% annualized weighted average loss ratios on the performing portfolio, respectively. A 0.50% change in the weighted average loss ratio would increase or decrease the December 31, 2003 allowance by $109 million, whereas a

0.50% change would have increased or decreased the allowance by $137 million at December 31, 2002.

        Each portfolio of smaller-balance, homogeneous loans, including consumer mortgage, installment, revolving credit and most other consumer loans, primarily in the Global Consumer segment, is collectively evaluated for impairment in order to provide an allowance sufficient to cover all loans that have shown evidence of impairment as of the balance sheet date. The foundation for assessing the adequacy of the allowance for credit losses for consumer loans is a statistical methodology that estimates the losses inherent in the portfolio at the balance sheet date based on historical delinquency flow rates, charge-off statistics, and loss severity. The statistical methodology is applied separately for each individual product within each different geographic region in which the product is offered.

        Under this statistical method, the portfolio of loans is aged and separated into groups based upon the aging of the loan balances (current, 1 to 29 days past due, 30 to 59 days past due, etc.). The statistical methodology results in a base calculation of inherent losses in the loan portfolio for each business within the Global Consumer segment. Management evaluates the adequacy of the allowance for credit losses for each business relative to a range around its base calculation. In general, each business must maintain an allowance for credit losses that is within the specified range. However, management also considers the following factors in evaluating the adequacy of the allowance for credit losses: economic trends, competitive factors, seasonality, portfolio acquisitions, solicitation of new loans, changes in lending policies and procedures, geographical, product, and other environmental factors, changes in bankruptcy laws, and evolving regulatory standards.

        Citigroup has well-established credit loss recognition criteria for its various consumer loan products. These credit loss recognition criteria are based on contractual delinquency status, consistently applied from period to period and in compliance with FFIEC guidelines (excluding recent acquisitions for which we obtained temporary waivers), including bankruptcy loss recognition. The allowance for credit losses is replenished through a charge to the provision for credit losses for all net credit losses incurred during the relevant accounting period and adjusted to reflect current economic trends and the results of the statistical methodology. The provision for credit losses is highly dependent on both bankruptcy loss recognition and the time it takes for loans to move through the delinquency buckets and eventually to write-off (flow rates). An increase in the Company's share of bankruptcy losses would generally result in a corresponding increase in the provision for credit losses. For example, a 10% increase in the Company's portion of bankruptcy losses would generally result in a similar increase in the provision for credit losses. In addition, an acceleration of flow rates would also result in a corresponding increase to the provision for credit losses. The precise impact that an acceleration of flow rates would have on the provision for credit losses would depend upon the product and geography mix that comprises the flow rate acceleration.

        The evaluation of the total allowance includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing.

        See the discussions of "Consumer Credit Risk" and "Corporate Credit Risk" on pages 42 and 45, respectively, for additional information.

Securitizations

        Securitization is a process by which a legal entity issues certain securities to investors, which securities pay a return based on the principal and interest cash flows from a pool of loans or other financial assets. Citigroup securitizes credit card receivables, mortgages, and other loans that it originated and/or purchased and certain other financial assets. After securitization of credit card receivables, the Company continues to maintain account relationships with customers. Citigroup also assists its clients in securitizing the clients' financial assets and packages and securitizes financial assets purchased in the financial markets. Citigroup may provide administrative, asset management, underwriting, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity.

        There are two key accounting determinations that must be made relating to securitizations. In the case where Citigroup originated or previously owned the financial assets transferred to the securitization entity, a decision must be made as to whether that transfer would be considered a sale under generally accepted accounting principles, resulting in the transferred assets being removed from the Company's Consolidated Balance Sheet with a gain or loss recognized. Alternatively, the transfer would be considered a financing, resulting in recognition of a liability in the Company's Consolidated Balance Sheet. The second key determination to be made is whether the securitization entity must be consolidated by the Company and be included in the Company's Consolidated Financial Statements or whether the entity is sufficiently independent that it does not need to be consolidated.

        If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements to be considered a qualifying special-purpose entity (QSPE), the securitization entity is not consolidated by the seller of the transferred assets. In January 2003, the Financial Accounting Standards Board (FASB) issued a new interpretation on consolidation accounting that was adopted by the Company on July 1, 2003. Under this interpretation, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), if securitization entities other than QSPEs meet the definition of a variable interest entity (VIE), the Company must evaluate whether it is the primary beneficiary of the entity and, if so, must consolidate it. The entity would be considered a VIE if it requires additional subordinated financial support or if the equity investors lack certain characteristics of a controlling financial interest. In December 2003, FASB issued a revised version of FIN 46-R, which the Company will adopt in the first quarter of 2004. This revised interpretation may change certain of the consolidation determinations reached under FIN 46. Most of the Company's securitization transactions meet the existing criteria for sale accounting and non-consolidation.

        The Company participates in securitization transactions, structured investment vehicles, and other investment funds with its own and with clients' assets totaling $1,158.7 billion at December 31, 2003 and $928.4 billion at December 31, 2002.

        Global Consumer primarily uses QSPEs to conduct its securitization activities, including credit card receivables, mortgage loans, student loans and auto loans. Securitizations completed by Global Consumer are for the Company's own account. QSPEs are qualifying special-purpose entities established in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). The Company is the transferor of assets to these QSPEs and, accordingly, does not consolidate these QSPEs. At December 31, 2003 and 2002, respectively, Global Consumer was involved with special-purpose entities (SPEs) with assets of $251.3 billion and $252.2 billion, including QSPEs with assets of $226.4 billion and $248.2 billion.

        GCIB's securitization activities are conducted on behalf of the Company's clients and to generate revenues for services provided to the SPEs. GCIB uses SPEs to securitize mortgage-backed securities and clients' trade receivables, to create investment opportunities for clients through collateralized debt obligations (CDOs), and to meet other client needs through structured financing and leasing transactions. All the mortgage-backed securities transactions use QSPEs, as do certain CDOs and structured financing transactions. At December 31, 2003 and 2002, respectively, GCIB was involved with SPEs with assets of $614.9 billion and $384.4 billion, including QSPEs with assets amounting to $427.5 billion and $249.7 billion.

        Global Investment Management uses SPEs to create investment opportunities for clients through mutual and money market funds, unit investment trusts, and hedge funds, substantially all of which were not consolidated by the Company at December 31, 2003 and 2002. At December 31, 2003 and 2002, respectively, Global Investment Management was involved with SPEs with assets of $236.1 billion and $226.6 billion.

        Proprietary Investment Activities invests in various funds as part of its activities on behalf of the Company and also uses SPEs in creating investment opportunities and alternative investment structures. At December 31, 2003 and 2002, respectively, Proprietary Investment Activities was involved with SPEs with assets of $56.4 billion and $65.2 billion.

        VIEs with total assets of approximately $36.9 billion and $22.6 billion were consolidated at December 31, 2003 and 2002, respectively. Additional information on the Company's securitization activities and VIEs can be found in "Off-Balance Sheet Arrangements" on page 63 and in Note 12 to the Consolidated Financial Statements.

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

        The carrying values of certain assets, including the compensation note, government-guaranteed promissory notes (GPNs) and government Patriotic Bonds, are based on management's estimates of default, recovery rates, and any collateral features. These instruments continue to be monitored and have been written down to represent management's estimate of their collectibility, which could change as economic conditions in Argentina either stabilize or worsen.

        At December 31, 2003, the carrying values of the compensation notes, GPNs, and Patriotic Bonds were $233 million, $107 million, and $47 million, respectively.

        Management continues to monitor the potential impact that government actions may have on the Company's pension and insurance businesses in Argentina. These actions may include redollarization of certain liabilities and forced exchanges of customer assets. At the present time, the potential impact of such actions cannot be determined and additional losses may be incurred in the future.

Legal Reserves

        The Company is subject to legal, regulatory and other proceedings and claims arising from conduct in the ordinary course of business. These proceedings include actions brought against the Company in its various roles, including acting as a lender, underwriter, broker-dealer or investment advisor. Reserves are established for legal and regulatory claims based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in the Company's financial statements and SEC filings, management's view of the Company's exposure. The Company reviews outstanding claims with internal as well as external counsel to assess probability and estimates of loss. The risk of loss is reassessed as new information becomes available and reserves are adjusted, as appropriate. The actual cost of resolving a claim may be substantially higher than the amount of the recorded reserve. See Note 29 to the Consolidated Financial Statements and the discussion of "Legal Proceedings" beginning on page 125.

ACCOUNTING CHANGES AND FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 to the Consolidated Financial Statements for a discussion of Accounting Changes and the Future Application of Accounting Standards.

PENSION ASSUMPTIONS

Pension expense was $101 million and $24 million for the U.S. plans and $158 million and $133 million for the foreign plans for the years ended December 31, 2003 and 2002, respectively. The Company contributed $500 million in cash to its U.S. pension plans and $279 million in cash to its foreign pension plans during 2003, and $500 million of Citigroup common stock to its U.S. pension plans and $695 million in cash to its foreign plans during 2002. Citigroup common stock comprised 6.45% and 7.87% of the U.S. plans' assets at December 31, 2003 and 2002, respectively. Subsequent to December 31, 2003, the Citigroup Pension Plan sold approximately $500 million of Citigroup common stock. All U.S.-qualified plans and the funded foreign plans are generally funded to the amounts of accumulated benefit obligations. Net pension expense for the year ended December 31, 2004 for the U.S. plans is expected to increase by approximately $145 million as a result of the amortization of unrecognized net actuarial losses, reflecting our use of the calculated value of assets, which is an averaging process that recognizes changes in the fair values of assets over a period of three years, lower discount rates, and a change to the 1994 mortality table. As the foreign pension plans all use the fair value of plan assets, their pension expense will be directly affected by the actual performance of the plans' assets. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 66.

Expected Rate of Return

Citigroup determines its assumptions for the expected rate of return on plan assets for its U.S. plans using a "building block" approach, which focuses on ranges of anticipated rates of return for each asset class. A weighted range of nominal rates is then determined based on target allocations to each asset class. Citigroup considers the expected rate of return to be a longer-term assessment of return expectations and does not anticipate changing this assumption annually unless there are significant changes in economic conditions. This contrasts with the selection of the discount rate, future compensation increase rate, and certain other assumptions, which are reconsidered annually in accordance with generally accepted accounting principles. The expected rate of return was 8.0% at December 31, 2003 and 2002, reflecting the performance of the equity markets. The expected rate of return was changed from 9.5% to 8.0% in September 2002 when plan assets were revalued in connection with the TPC spin-off. This change had the effect of increasing 2002 net pension expense by $45 million for the year ended December 31, 2002.

        In calculating pension expense for the U.S. plans and in determining the expected rate of return, the Company uses the calculated value of assets. The plans' assets were allocated 54% to equities, 26% to fixed income, and 20% to real estate and other investments at December 31, 2003, and 58% to equities, 26% to fixed income, and 16% to real estate and other investments at December 31, 2002. The year-end allocations are within the plans' target ranges. For the year ended December 31, 2003, if the expected rate of return had been increased by 1%, net pension expense for the U.S. plans would have decreased by $88 million, and if the expected rate of return had been decreased by 1%, net pension expense would have increased by $88 million. For the year ended December 31, 2002, if the expected rate of return had been increased by 1%, net pension expense for the U.S. plans would have decreased by $85 million, and if the expected rate of return had been decreased by 1%, net pension expense would have increased by $85 million.

        A similar approach has been taken in selecting the expected rates of return for Citigroup's foreign plans. The expected rate of return for each plan is based upon its expected asset allocation. Market performance over a number of earlier years is evaluated covering a wide range of economic conditions to determine whether there are sound reasons for projecting forward any past trends. The expected rates of return for the foreign plans ranged from 3.25% to 10.5% for 2003 compared with a range of 3.0% to 12.0% in 2002. The wide variation in these rates is a result of differing asset allocations in the plans as well as varying local economic conditions. For example, in certain countries, local law requires that all pension plan assets must be invested in fixed income investments, or in government funds, or in local country securities. Asset allocations for the foreign plans ranged from 100% fixed income investments to a combination of 91% equities and 9% fixed income and other investments at December 31, 2003, compared with an asset allocation range from 100% fixed income investments to a combination of 75% equities and 25% fixed income and other investments at December 31, 2002. For the year ended December 31, 2003, if the expected rate of return had been increased by 1%, net pension expense for the foreign plans would have decreased by $24 million; if the expected rate of return had been decreased by 1%, net pension expense would have increased by $24 million. For the year ended December 31, 2002, if the expected rate of return had been increased by 1%, net pension expense for the foreign plans would have decreased by $21 million; if the expected rate of return had been decreased by 1%, net pension expense would have increased by $21 million.

Discount Rate

        The discount rate for the U.S. pension and postretirement plans is selected by reference to the Moody's Aa Long-Term Corporate Bond Yield. At December 31, 2003, the Moody's Aa Long-Term Corporate Bond Yield was 6.01% and the discount rate for both the pension and postretirement plans was set at 6.25%, while at December 31, 2002, the Moody's Aa Long-Term Corporate Bond Yield was 6.52% and the discount rates was set at 6.75%. For the year ended December 31, 2003, if the discount rate had been increased by 1%, net pension expense for the U.S. plans would have decreased by $52 million, and if the discount rate had been decreased by 1%, net pension expense would have increased by $120 million. For the year ended December 31, 2002, if the discount rate had been increased by 1%, net pension expense for the U.S. plans would have decreased by $5.0 million, and if the discount rate had been decreased by 1%, net pension expense would have increased by $70 million.

        The discount rates for the foreign pension and postretirement plans are selected by reference to high-quality corporate bond rates in countries that have developed corporate bond markets. However, where developed corporate bond markets do not exist, the discount rates are selected by reference to local government bond rates with a premium added to reflect the additional risk for corporate bonds. At December 31, 2003, the discount rates for the foreign plans ranged from 2.0% to 10.0% compared with a range of 2.25% to 12.0% at December 31, 2002. For the year ended December 31, 2003, if the discount rates had been increased by 1%, net pension expense for the foreign plans would have decreased by $43 million; if the discount rates had been decreased by 1%, net pension expense would have increased by $53 million. For the year ended December 31, 2002, if the discount rates had been increased by 1%, net pension expense for the foreign plans would have decreased by $41 million; if the discount rates had been decreased by 1%, net pension expense would have increased by $46 million.

BUSINESS FOCUS

        The following tables show the net income (loss) for Citigroup's businesses both on a product view and on a regional view:

Citigroup Net Income—Product View

In millions of dollars	2003	2002(1)	2001(1)
Global Consumer
Cards	$3,631	$3,081	$2,523
Consumer Finance	1,928	2,199	1,905
Retail Banking	4,176	3,031	2,444
Other	(87)	(59)	(59)

Total Global Consumer	9,648	8,252	6,813

Global Corporate and Investment Bank
Capital Markets and Banking	4,632	3,995	3,917
Transaction Services	770	558	440
Other(2)	(15)	(1,394)	35

Total Global Corporate and Investment Bank	5,387	3,159	4,392

Private Client Services	778	799	877

Global Investment Management
Life Insurance and Annuities	751	617	871
Private Bank	551	463	370
Asset Management	394	443	296

Total Global Investment Management	1,696	1,523	1,537

Proprietary Investment Activities	230	(229)	225
Corporate/Other	114	(56)	(615)
Income from Continuing Operations	17,853	13,448	13,229
Income from Discontinued Operations(3)	—	1,875	1,055
Cumulative Effect of Accounting Changes(4)	—	(47)	(158)

Total Net Income	$17,853	$15,276	$14,126

(1)
Reclassified to conform to the 2003 presentation. See Note 4 to the Consolidated Financial Statements for assets by segment.

(2)
2002 includes a $1.3 billion after-tax charge related to the establishment of reserves for regulatory settlements and related civil litigation.

(3)
On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in TPC. Following the distribution, Citigroup began accounting for TPC as discontinued operations. See Note 3 to the Consolidated Financial Statements.

(4)
Accounting changes in 2002 of ($47) million include the adoption of the remaining provisions of SFAS 142. Accounting changes in 2001 of ($42) million and ($116) million include the adoption of SFAS 133 and EITF Issue 99-20, respectively. See Note 1 to the Consolidated Financial Statements.

Citigroup Net Income—Regional View

In millions of dollars	2003	2002(1)	2001(1)
North America (excluding Mexico)
Consumer	$6,613	$5,500	$4,692
Corporate(2)	2,456	974	1,933
Private Client Services	778	799	877
Investment Management	1,303	1,085	1,251

Total North America	11,150	8,358	8,753

Mexico(3)
Consumer	737	521	(13)
Corporate	431	450	238
Investment Management	284	235	74

Total Mexico	1,452	1,206	299

Europe, Middle East and Africa (EMEA)
Consumer	749	708	466
Corporate	998	857	933
Investment Management	6	22	36

Total EMEA	1,753	1,587	1,435

Japan
Consumer	521	950	965
Corporate	132	96	96
Investment Management	89	56	33

Total Japan	742	1,102	1,094

Asia (excluding Japan)
Consumer	837	718	641
Corporate	767	722	662
Investment Management	163	107	81

Total Asia	1,767	1,547	1,384

Latin America
Consumer	191	(145)	62
Corporate	603	60	530
Investment Management	(149)	18	62

Total Latin America	645	(67)	654

Proprietary Investment Activities	230	(229)	225
Corporate/Other	114	(56)	(615)
Income from Continuing Operations	17,853	13,448	13,229
Income from Discontinued Operations(4)	—	1,875	1,055
Cumulative Effect of Accounting Changes(5)	—	(47)	(158)

Total Net Income	$17,853	$15,276	$14,126

(1)
Reclassified to conform to the 2003 presentation.

(2)
2002 includes a $1.3 billion after-tax charge related to the establishment of reserves for regulatory settlements and related civil litigation.

(3)
Mexico's results include the operations of Banamex from August 2001 forward.

(4)
See Note 3 to the Consolidated Financial Statements.

(5)
See Note 1 to the Consolidated Financial Statements.

Selected Revenue and Expense Items

        Net interest revenue was $39.8 billion in 2003, up $2.1 billion or 6% from 2002, which was up $5.0 billion or 15% from 2001, reflecting the positive impact of a changing rate environment, business volume growth in most markets through organic growth combined with the impact of acquisitions during the year.

        Total commissions, asset management and administration fees, and other fee revenues of $22.0 billion were up $1.6 billion or 8% in 2003, primarily reflecting improved global equity markets and continued strong investment banking results. Insurance premiums of $3.7 billion in 2003 were up 10% from year-ago levels and down $40 million in 2002 compared to 2001. The 2003 increase primarily represents higher business volumes and an increase in pension closeout sales compared to the prior year.

        Principal transactions revenues of $5.1 billion increased $607 million or 13% from 2002, primarily reflecting higher fixed income trading results resulting from the low interest rate environment, partially offset by losses on credit derivatives resulting from tighter credit spreads. Realized gains/(losses) from sales of investments of $510 million in 2003 were up $995 million from 2002, which was down from $237 million from 2001. The increase from 2002 largely resulted from the absence of prior-year impairments relating to investments in the telecommunications and energy sectors. Other revenue of $6.3 billion in 2003 increased $533 million from 2002, which was up $1.3 billion from 2001. The 2003 increase primarily reflected higher securitization gains and activities and stronger Private Equity results. The 2002 increase includes the gain on the sale of 399 Park Avenue in the third quarter.

Operating Expenses

        Operating expenses grew $1.9 billion or 5% to $39.2 billion in 2003, and increased $770 million or 2% from 2001 to 2002. Expense growth during 2003 included investments made relating to acquisitions during the year, increased spending on sales force, marketing and advertising and new business initiatives to support organic growth, higher pension and insurance expense, the cost of expensing options and higher deferred acquisition costs. The increase in 2002 included the charge for the establishment of reserves for regulatory settlements and related civil litigation, which was partially offset by lower compensation and benefits, expense rationalization initiatives, and a benefit of $610 million from the absence of goodwill and other indefinite-lived intangible asset amortizations.

Benefits, Claims, and Credit Losses

        Benefits, claims, and credit losses were $11.9 billion, $13.5 billion and $10.3 billion in 2003, 2002 and 2001, respectively. The 2003 charge was down $1.5 billion from 2002, which was up $3.2 billion from 2001. Policyholder benefits and claims in 2003 increased $417 million or 12% from 2002, primarily as a result of one group pension close-out contract in Life Insurance and Annuities. The 2002 charge was down $42 million from 2001. The provision for credit losses decreased $1.9 billion or 19% from 2002 to $8.0 billion in 2003, reflecting improved credit quality in both consumer and corporate businesses partially offset by the impact of acquisitions. There was a $3.2 billion increase from 2002 to 2001 due to deteriorating credit quality in the corporate portfolio, increased bankruptcy filings, and deteriorating credit quality in selected consumer portions of the portfolios in Japan, Hong Kong and Argentina.

        Global Consumer provisions for benefits, claims, and credit losses of $8.0 billion in 2003 were down $421 million or 5% from 2002, reflecting decreases in Cards and Retail Banking, partially offset by increases in Consumer Finance. Total net credit losses (excluding Commercial Markets) were $7.093 billion and the related loss ratio was 2.38% in 2003, as compared to $6.740 billion and 2.67% in 2002 and $5.334 billion and 2.36% in 2001. The consumer loan delinquency ratio (90 days or more past due) increased to 2.42% at December 31, 2003 from 2.40% at December 31, 2002 and decreased from 2.61% at December 31, 2001. See page 42 for a reconciliation of total consumer credit information.

        The GCIB provision for credit losses of $732 million in 2003 decreased $1.5 billion or 68% from 2002, which increased $1.4 billion from 2001. The decrease reflects this year's improving credit environment contrasted with prior-year provisions for Argentina and exposures in the telecommunications and energy industries.

        Corporate cash-basis loans at December 31, 2003, 2002 and 2001 were $3.419 billion, $3.995 billion, and $2.887 billion, respectively. The decrease in cash-basis loans from 2002 reflects improved credit quality, write-offs against previously established reserves, as well as repayments. Corporate cash-basis loans at December 31, 2002 increased $1.1 billion from December 31, 2001 primarily due to borrowers in the energy and telecommunications industries.

Income Taxes

        The Company's effective tax rate of 31.1% in 2003 decreased 296 basis points, primarily representing benefits for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested, a $200 million release of a tax reserve that had been held at the legacy Associates' businesses and was deemed to be in excess of expected tax liabilities, a $94 million release of a tax reserve in Japan related to a settlement with the authorities and a $51 million benefit from adjustments to the separate account Dividends Received Deduction in Travelers Life and Annuity. The Company's effective tax rate was 34.1% in 2002 and 35.1% in 2001.

The net income line in the following business segment and operating unit discussions excludes the cumulative effect of accounting changes and income from discontinued operations. The cumulative effect of accounting changes and income from discontinued operations is disclosed within the Corporate/Other business segment. See Notes 1 and 4 to the Consolidated Financial Statements.

        Certain amounts in prior years have been reclassified to conform to the current year's presentation. Business segment and product reclassifications include the reclassification of CitiCapital from Capital Markets and Banking to Retail Banking; the reclassification of realized insurance investment gains/losses from Proprietary Investment Activities to Life Insurance and Annuities and Consumer Finance; the allocation of Citicorp Electronic Financial Services, Inc. from Other Consumer to Corporate/Other; and the reallocation of certain Treasury functions in Mexico from Retail Banking to Capital Markets and Banking.

GLOBAL CONSUMER—2003 NET INCOME

[EDGAR REPRESENTATION OF GRAPHIC DATA]

In billions of dollars
2001	$6.813
2002	$8.252
2003	$9.648

GLOBAL CONSUMER—2003 NET INCOME BY PRODUCT*

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Retail Banking	43%
Consumer Finance	20%
Cards	37%

*
Excludes Other Consumer loss of $87 million

GLOBAL CONSUMER—2003 NET INCOME BY REGION

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Asia	9%
Japan	5%
EMEA	8%
Mexico	8%
North America	68%
Latin America	2%

GLOBAL CONSUMER

In millions of dollars	2003	2002	2001
Revenues, net of interest expense	$41,195	$37,964	$33,576
Operating expenses	18,836	16,743	16,128
Provisions for benefits, claims, and credit losses	8,038	8,459	6,714

Income before taxes and minority interest	14,321	12,762	10,734
Income taxes	4,622	4,470	3,894
Minority interest, after-tax	51	40	27

Net income	$9,648	$8,252	$6,813

        Global Consumer reported net income of $9.648 billion in 2003, up $1.396 billion or 17% from 2002, driven by double-digit growth in Retail Banking and Cards, that was partially offset by a decline in Consumer Finance. Retail Banking net income increased $1.145 billion or 38% in 2003 primarily due to the impact of the Golden State Bancorp (GSB) acquisition and strong international growth including improvement in Argentina. Cards net income increased $550 million or 18% in 2003 mainly reflecting the addition of the Sears and Home Depot portfolios, growth in Citi Cards and Asia, and lower credit losses in Latin America. Consumer Finance net income decreased $271 million or 12% in 2003 primarily due to continued weakness in Japan, partially offset by growth in North America, including the acquisition of GSB, and in EMEA.

        Net income in 2002 increased $1.439 billion or 21% from 2001, reflecting double-digit growth in all segments that was primarily driven by the impact of acquisitions and strong organic growth in North America, and was partially offset by losses due to the economic conditions in Argentina and the impact of higher net credit losses in Consumer Finance in Japan.

        In November 2003, Citigroup completed the acquisition of Sears, which added $15.4 billion of private-label card receivables, $13.2 billion of bankcard receivables and 32 million accounts. In July 2003, Citigroup completed the acquisition of the Home Depot portfolio, which added $6 billion in receivables and 12 million accounts. In July 2003, Citigroup also acquired the remaining stake in Diners Club Europe, adding 1 million accounts and $0.6 billion of receivables. In November 2002, Citigroup completed the acquisition of GSB, which added $25 billion in deposits and $35 billion in loans, including $33 billion in Retail Banking and $2 billion in Consumer Finance. In February and May 2002, CitiFinancial Japan acquired the consumer finance businesses of Taihei Co., Ltd. (Taihei) and Marufuku Co., Ltd. (Marufuku), adding $1.1 billion in loans. In August 2001, Citicorp completed its acquisition of Banamex, adding approximately $20 billion in consumer deposits and $10 billion in loans, including $8 billion in Retail Banking and $2 billion in Cards. In July 2001, Citibanking North America completed the acquisition of European American Bank (EAB), adding $9 billion in deposits and $4 billion in loans. These business acquisitions were accounted for as purchases; therefore, their results are included in the Global Consumer results from the dates of acquisition.

        Global Consumer has divested itself of several non-strategic businesses and portfolios as opportunities to exit became available. Certain divestitures include the sale of the $1.2 billion CitiCapital Fleet Services portfolio and $1.7 billion of credit card portfolios in 2003 as well as the 2002 sale of the $2.0 billion mortgage portfolio in Japan Retail Banking.

        The table below shows net income by region for Global Consumer:

Global Consumer Net Income—Regional View

In millions of dollars	2003	2002	2001
North America (excluding Mexico)	$6,613	$5,500	$4,692
Mexico	737	521	(13)
EMEA	749	708	466
Japan	521	950	965
Asia (excluding Japan)	837	718	641
Latin America	191	(145)	62

Net income	$9,648	$8,252	$6,813

        The increase in Global Consumer net income in 2003 reflected growth in all regions except Japan. North America (excluding Mexico) net income grew by 20%, reflecting the impact of acquisitions combined with organic revenue growth and improved credit. Net income in Mexico grew by 41%, driven by improved credit costs in Retail Banking and improved operating margins in Cards. Growth in Asia of $119 million or 17% was mainly due to increased investment product sales in Retail Banking and improved credit in Cards. The increase in Latin America was mainly due to improvements in Argentina, including lower losses related to customer liability settlements combined with the impact of changes in the level of the allowance for credit losses. Net income in EMEA increased $41 million or 6% as revenue growth driven by higher business volumes in all products was partially offset by investment spending, including repositioning costs. 2002 results included a $52 million gain from the disposition of an equity investment. Income in Japan declined by 45% reflecting the impact of portfolio contraction and lower spreads combined with increased credit losses in Consumer Finance and the absence of a prior-year gain on the sale of the mortgage portfolio in Retail Banking, partially offset by a $94 million release of a tax reserve resulting from a settlement with tax authorities recorded in the current year.

CARDS

In millions of dollars	2003	2002	2001
Revenues, net of interest expense	$14,669	$13,688	$11,978
Operating expenses	6,227	5,535	5,422
Provision for credit losses	2,935	3,410	2,593

Income before taxes and minority interest	5,507	4,743	3,963
Income taxes	1,872	1,660	1,440
Minority interest, after-tax	4	2	—

Net income	$3,631	$3,081	$2,523

Average assets (in billions of dollars)	$70	$63	$60
Return on assets	5.19%	4.89%	4.21%

        Cards reported net income of $3.631 billion in 2003, up $550 million or 18% from 2002. North America Cards reported net income of $3.130 billion, up 16% over 2002, reflecting increased spreads and improved credit costs, as well as the Home Depot and Sears acquisitions. International Cards income increased by 33% over 2002 to $501 million in 2003, reflecting a lower provision for credit losses in Argentina and growth in Asia. Globally, 2002 net income of $3.081 billion was up $558 million or 22% from 2001, driven by revenue growth and expense management as well as the acquisition of Banamex in August 2001.

        As shown in the following table, average managed loans grew 8% in 2003, reflecting growth of 7% in North America and 17% in International Cards. In North America, growth was led by Citi Cards where the additions of the Home Depot and Sears portfolios were partially offset by a decline in introductory promotional rate balances that was driven by a change in acquisition marketing strategies in the current year, as well as by the sale of $1.7 billion of non-strategic portfolios. The increase in International Cards reflected growth in Asia and EMEA, the addition of Diners Club Europe, and the benefit of strengthening currencies. Average managed loans grew 6% in 2002, reflecting growth in all regions except Latin America, where loans declined due to the negative impact of foreign currency translation and lower loan volumes in Argentina. Sales in 2003 were $291.1 billion, up 5% from 2002. North America sales were up 3% to $251.5 billion in 2003, as the impact of acquisitions and improved purchase sales were partially offset by the change in acquisition marketing strategies. International Cards sales grew 19%, reflecting growth in EMEA, Asia, and Japan, as well as the addition of Diners Club Europe. In 2002, sales were up 5% from 2001, reflecting growth in Citi Cards, EMEA and Asia combined with the impact of the events of September 11th on 2001 sales levels.

In billions of dollars	2003	2002	2001
Sales
North America	$251.5	$244.9	$234.3
International	39.6	33.4	31.5

Total sales	$291.1	$278.3	$265.8

Average managed loans
North America	$118.0	$110.2	$104.6
International	12.5	10.7	10.0

Total average managed loans	$130.5	$120.9	$114.6

Total on-balance sheet average loans	$55.9	$49.2	$46.2

        Revenues, net of interest expense, of $14.669 billion in 2003 increased $981 million or 7% from 2002, reflecting growth in North America of $637 million or 6% and in International Cards of $344 million or 15%. Revenue growth in North America reflected the impact of acquisitions, net interest margin expansion, the benefit of increased purchase sales and cardholder services fees, and gains from the sale of non-strategic portfolios. Revenue growth in 2003 was partially offset by increased credit losses on securitized receivables, which are recorded as a reduction to other revenue after receivables are securitized. In 2003 and 2002, revenues included net gains of $342 million and $425 million, respectively, primarily as a result of changes in estimates related to the timing of revenue recognition on securitized portfolios. Revenue growth in International Cards was mainly driven by receivables and sales increases in Asia and EMEA, the addition of Diners Club Europe, as well as the net effect of foreign currency translation. In 2002, revenues increased $1.710 billion or 14% from 2001, primarily reflecting the impact of changes in estimates related to the timing of revenue recognition on securitized portfolios, the benefit of spread improvements and receivables growth, and the acquisition of Banamex.

        Operating expenses of $6.227 billion in 2003 were $692 million or 13% higher than 2002, reflecting the impact of acquisitions and foreign currency translation and increased investment spending, including higher advertising and marketing expenditures, costs associated with expansion into Russia and China, and repositioning costs, mainly in EMEA and Latin America. In 2002, expenses increased 2% from 2001, reflecting the addition of Banamex and increased advertising and marketing costs in Citi Cards that were partially offset by disciplined expense management, including expense reduction initiatives in Diners Club N.A.

        The provision for credit losses in 2003 was $2.935 billion compared to $3.410 billion in 2002 and $2.593 billion in 2001. The decrease in the provision for credit losses in 2003 was mainly due to an increase in the level of securitized receivables combined with credit improvements in North America and Latin America, including a $44 million reduction in the allowance for credit losses in Argentina due to improvement in credit experience and lower portfolio volumes. The decline in 2003 was partially offset by the impact of acquisitions. In 2002, the provision for credit losses included a $206 million addition to the allowance for credit losses established in accordance with FFIEC guidance related to past-due interest and late fees on the on-balance sheet credit card receivables in Citi Cards and a $109 million net provision for credit losses resulting from deteriorating credit in Argentina.

        The securitization of credit card receivables is limited to the Citi Cards business within North America. At December 31, 2003, securitized credit card receivables were $76.1 billion, compared to $67.1 billion at December 31, 2002 and $67.0 billion at December 31, 2001. There were no credit card receivables held-for-sale at December 31, 2003, compared to $6.5 billion at December 31, 2002 and 2001.

Because securitization changes Citigroup's role from that of a lender to that of a loan servicer, it removes the receivables from Citigroup's balance sheet and affects the amount of revenue and the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables and receivables held-for-sale, gains are recognized upon sale, and amounts that would otherwise be reported as net interest revenue, fee and commission revenue, and credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and other revenue (for the remaining revenue, net of credit losses and the amortization of previously recognized securitization gains). Because credit losses are a component of these cash flows, revenues over the term of the transactions may vary depending upon the credit performance of the securitized receivables. However, Citigroup's exposure to credit losses on the securitized receivables is contractually limited to the cash flows from the receivables.

        Including securitized receivables and receivables held-for-sale, managed net credit losses in 2003 were $7.694 billion with a related loss ratio of 5.90%, compared to $7.169 billion and 5.93% in 2002 and $6.048 billion and 5.28% in 2001. The decline in the ratio from the prior year was primarily driven by improvements in North America and the international markets, particularly in Hong Kong, Taiwan, and Argentina, partially offset by the addition of the Sears portfolio. Contributing to the improvement in North America was the addition of the Home Depot portfolio, which at acquisition was recorded at fair market value and represented $2.8 billion of average loans in the net credit loss calculation. The increase in the net credit loss ratio in 2002 compared to 2001 was primarily due to increases in Citi Cards, reflecting industry-wide trends in the U.S., combined with increases in Asia resulting from higher bankruptcy losses in Hong Kong. Loans delinquent 90 days or more were $3.392 billion or 2.14% at December 31, 2003, compared to $2.397 billion or 1.84% at December 31, 2002 and $2.386 billion or 1.97% at December 31, 2001. The increase in delinquent loans in 2003 was primarily attributable to the Sears and Home Depot acquisitions. A summary of delinquency and net credit loss experience related to the on-balance sheet loan portfolio is included in the table on page 43.

CONSUMER FINANCE

In millions of dollars	2003	2002	2001
Revenues, net of interest expense	$10,003	$9,807	$9,004
Operating expenses	3,488	3,114	3,444
Provisions for benefits, claims, and credit losses	3,727	3,294	2,564

Income before taxes	2,788	3,399	2,996
Income taxes	860	1,200	1,091

Net income	$1,928	$2,199	$1,905

Average assets (in billions of dollars)	$105	$96	$88
Return on assets	1.84%	2.29%	2.16%

Consumer Finance reported net income of $1.928 billion in 2003, down $271 million or 12% from 2002, principally reflecting a decline in International Consumer Finance resulting from continued weakness in Japan, which was partially offset by the acquisition of GSB in November of 2002 and a $94 million release of a tax reserve related to a settlement with tax authorities, which increased income in Japan. Net income of $2.199 billion in 2002 grew $294 million or 15% from 2001, primarily reflecting revenue growth and continued efficiencies resulting from the integration of Associates in North America, partially offset by higher net credit losses in the U.S. and Japan. Net income growth in 2002 also included after-tax benefits of $117 million due to the absence of goodwill and other indefinite-lived intangible asset amortization.

In billions of dollars	2003	2002	2001
Average loans
Real-estate-secured loans	$52.1	$48.0	$45.1
Personal	22.5	21.6	19.9
Auto	11.1	8.4	6.3
Sales finance and other	5.0	4.0	3.7

Total average loans	$90.7	$82.0	$75.0

        As shown in the preceding table, average loans grew 11% in 2003 resulting from acquisitions, growth in real-estate-secured loans, the impact of funding auto loan volumes internally and strengthening currencies in the international markets. Growth in real-estate-secured loans mainly reflected the continued cross-selling of products through Primerica as well as portfolio acquisitions in North America and growth in the U.K. Average auto loans in 2003 increased $2.7 billion or 32% from 2002, primarily resulting from the addition of GSB auto loans in November of 2002, as well as a shift in funding policy to fund business volumes internally. In Japan, average loans of $12.1 billion declined 1% from 2002, as the benefit of foreign currency translation was more than offset by the impact of charge-offs, higher pay-downs, reduced loan demand and tighter underwriting standards. Average loans grew 9% in 2002 resulting from growth in real-estate-secured loans, an increase in auto loans in the U.S., and the acquisitions of Taihei and Marufuku in Japan.

        As shown in the following table, the average net interest margin of 10.10% in 2003 declined 53 basis points from 2002, primarily reflecting compression in the international markets, particularly in Japan. In North America, the average net interest margin was 8.40% in 2003, declining 3 basis points from the prior year as the benefit of lower cost of funds was offset by lower yields, reflecting the lower interest rate environment and the continued shift to higher-quality credits. The average net interest margin for International Consumer Finance was 15.80% in 2003, declining 175 basis points from the prior year, primarily driven by Japan. The compression of net interest margin in Japan reflected a decline in higher-yielding personal loans combined with a change in the treatment of adjustments and refunds of interest and continued high levels of non-performing loans. Beginning in the second quarter of 2003, adjustments and refunds of interest charged to customer accounts are accounted for as a reduction of net interest margin whereas, in prior periods, such amounts were treated as credit costs. The net interest margin decline in Japan was offset, in part, by margin expansion in Europe, which was driven by lower cost of funds and higher yields. The average net interest margin of 10.63% in 2002 increased 24 basis points from 2001 as improved margins in North America were partially offset by compression in International Consumer Finance that was mainly due to strong growth in lower-risk real-estate-secured loans, which have lower yields.

	2003	2002	2001
Average net interest margin
North America	8.40%	8.43%	8.11%
International	15.80%	17.55%	18.05%
Total	10.10%	10.63%	10.39%

        Revenues, net of interest expense, of $10.003 billion in 2003 increased $196 million or 2% from 2002. The increase in revenue reflected growth of $490 million or 8% in North America, partially offset by a decline of $294 million or 8% in International Consumer Finance. Revenue growth in North America was primarily driven by growth in receivables, which included the addition of the GSB auto portfolio, partially offset by declines in insurance-related revenue. In International Consumer Finance, the decline in revenue was primarily due to lower volumes and spreads in Japan, which was partially offset by the timing of acquisitions in 2002, the net effect of foreign currency translation, and growth in Asia. Revenues of $9.807 billion in 2002 increased $803 million or 9% from 2001, reflecting the impact of acquisitions in North America and Japan combined with volume-related growth in North America and EMEA.

        Operating expenses of $3.488 billion in 2003 increased $374 million or 12% from 2002, reflecting increases of $218 million or 12% in North America and $156 million or 13% in International Consumer Finance. The increase in operating expenses in North America was primarily due to increased volumes and the addition of the GSB auto portfolio, as well as increased staffing costs and collection and compliance expenses. The increase in operating expenses for International Consumer Finance reflected the impact of foreign currency translation, additional costs in Japan attributable to actions taken to restructure the business in response to the continued challenging business environment and the timing of acquisitions in the prior year, partially offset by expense savings from branch closings and headcount reductions in Japan. Operating expenses of $3.114 billion in 2002 decreased $330 million or 10% from 2001, mainly reflecting the benefits from the integration of Associates in the U.S., the absence of goodwill and other indefinite-lived intangible asset amortization, and the benefit of foreign currency translation.

        The provisions for benefits, claims, and credit losses were $3.727 billion in 2003, up from $3.294 billion in 2002 and $2.564 billion in 2001, primarily reflecting increases in Japan due to deteriorating credit conditions, the timing of acquisitions, and the impact of foreign currency translation, partially offset by a decline in policyholder benefits and claims in North America. Net credit losses and the related loss ratio were $3.517 billion and 3.88% in 2003, up from $3.026 billion and 3.69% in 2002 and $2.246 billion and 2.99% in 2001. In North America, net credit losses were $2.059 billion and the related loss ratio was 2.94% in 2003, compared to $1.865 billion and 3.00% in 2002 and $1.527 billion and 2.65% in 2001. The decrease in the ratio in 2003 was mainly driven by improvements in the real-estate-secured and auto portfolios, which were partially offset by increased loss rates in the personal loan portfolio. The increases in net credit losses and the related loss ratio in 2002 were mainly due to increases in the personal and auto loan portfolios in the U.S. Net credit losses in International Consumer Finance were $1.458 billion and the related loss ratio was 7.02% in 2003, up from $1.161 billion and 5.88% in 2002 and $719 million and 4.14% in 2001, primarily due to increased bankruptcy and contractual losses in Japan. The 2003 net credit loss ratio for International Consumer Finance was reduced by 56 basis points as a result of the change in treatment of adjustments and refunds as discussed above.

        Loans delinquent 90 days or more were $2.221 billion or 2.36% of loans at December 31, 2003, compared to $2.197 billion or 2.48% at December 31, 2002 and $2.269 billion or 2.92% at December 31, 2001. The decrease in the delinquency ratio in 2003 was primarily due to improvements in North America, partially offset by deterioration in Japan.

RETAIL BANKING

In millions of dollars	2003	2002	2001
Revenues, net of interest expense	$16,405	$14,181	$12,450
Operating expenses	8,865	7,702	6,946
Provisions for benefits, claims, and credit losses	1,376	1,755	1,645

Income before taxes and minority interest	6,164	4,724	3,859
Income taxes	1,941	1,655	1,388
Minority interest, after-tax	47	38	27

Net income	$4,176	$3,031	$2,444

Average assets (in billions of dollars)	$232	$187	$154
Return on assets	1.80%	1.62%	1.59%

Retail Banking reported net income of $4.176 billion in 2003, up $1.145 billion or 38% from 2002. The increase in Retail Banking reflected growth in both North America and International Retail Banking net income of $808 million or 39% and $337 million or 35%, respectively. Growth in North America was primarily due to the acquisition of GSB, strong growth in customer volumes including mortgage originations as well as loan and deposit balances, combined with improved credit costs in Mexico and CitiCapital. The increase in International Retail Banking income reflected improvements in Argentina and growth in EMEA and Asia, which more than offset the prior-year gain on sale of the mortgage portfolio in Japan. Net income of $3.031 billion in 2002 grew $587 billion or 24% from 2001, reflecting the impact of acquisitions, revenue growth in Citibanking North America and Consumer Assets, and growth in International Retail Banking across all regions except Latin America, which was impacted by economic weakness in Argentina.

In billions of dollars	2003	2002	2001
Average customer deposits
North America	$153.4	$128.9	$68.3
International	86.2	78.8	78.0

Total average customer deposits	$239.6	$207.7	$146.3

Average loans
North America	$122.9	$97.6	$84.4
International	36.0	34.3	34.2

Total average loans	$158.9	$131.9	$118.6

        As shown in the preceding table, Retail Banking grew average customer deposits and average loans in 2003. The growth in North America average customer deposits and average loans of 19% and 26%, respectively, was largely driven by the acquisition of GSB. In addition, North America experienced customer deposit growth in Citibanking North America that was partially offset by the negative impact of foreign currency translation in Mexico. Average loan growth in North America also reflected higher mortgage and student loan balances in Consumer Assets that were partially offset by a decline in CitiCapital resulting from the liquidation of non-core portfolios, including the sale in 2003 of the $1.2 billion CitiCapital Fleet Services portfolio. International Retail Banking average customer deposits grew across all regions, except Latin America, and benefited from the impact of foreign currency translation. Average loans in International Retail Banking grew 5% as the impact of foreign currency translation and growth in installment loans, primarily in Germany, partially offset a decline in mortgage loans in all regions. Retail Banking growth in average customer deposits and average loans in 2002 primarily reflected the timing of the Banamex and GSB acquisitions as well as organic growth in North America.

        As shown in the following table, revenues, net of interest expense, of $16.405 billion in 2003 increased $2.224 billion or 16% from 2002. Revenues in North America grew $1.483 billion or 15%, primarily due to the acquisition of GSB and growth in Consumer Assets and in Primerica. Excluding the acquisition of GSB, growth in North America (excluding Mexico) was driven by the benefit of increased loan and deposit volumes, higher mortgage servicing and securitization income, and growth in fee revenues, which was partially offset by lower net funding and positioning spreads in Citibanking North America and the impact of the liquidation of non-core portfolios in CitiCapital. Revenue growth of $63 million or 3% in Primerica was driven by volume-related growth in insurance premiums and improved investment income. Revenues in Mexico declined $12 million or 1% as the negative impact of foreign currency translation and the net write-down of certain investments offset growth in deposit volumes and spreads. International Retail Banking revenues increased $741 million or 17%, reflecting growth across all regions except Japan, which declined due to a $65 million gain on sale of the $2.0 billion mortgage portfolio in the prior year. Excluding Japan, growth reflected the net effect of foreign currency translation, increased loan volumes in EMEA, mainly in Germany, and strong investment and insurance product sales in Asia. The revenue increase in Latin America reflected improvements in Argentina resulting from lower losses and the release of reserves related to customer deposit liabilities and a decline in government-mandated inflation indexed accruals. These improvements were partially offset by a benefit in the prior year related to a change in the allocation of re-denomination losses among products based on the pesification decree issued by the Argentine government in February 2002. Revenues of $14.181 billion in 2002 grew $1.731 billion or 14% from 2001, reflecting the timing of acquisitions in North America, organic growth in Citibanking North America, Consumer Assets, EMEA, and Asia, and was partially offset by the impact of events in Argentina.

In millions of dollars	2003	2002	2001
Revenues, net of interest expense
Citibanking North America, Consumer Assets, and CitiCapital	$7,351	$5,919	$5,258
Primerica Financial Services	2,121	2,058	2,055
Mexico	1,836	1,848	832

North America	11,308	9,825	8,145

EMEA	2,450	2,009	1,697
Japan	448	491	434
Asia	1,679	1,486	1,403
Latin America	520	370	771

International	5,097	4,356	4,305

Total revenues, net of interest expense	$16,405	$14,181	$12,450

        Operating expenses of $8.865 billion in 2003 increased $1.163 billion or 15% from 2002, reflecting increases in North America and in International Retail Banking. In North America, the growth of $810 million or 15% was mainly driven by the addition of GSB and volume-related increases in Consumer Assets, as well as investments in technology. Expense growth in North America was reduced by the impact of foreign currency translation in Mexico. International Retail Banking expenses increased $353 million or 14%, reflecting the impact of foreign currency translation, higher sales commissions and increased investment spending, including costs associated with branch and sales-force expansion, higher advertising, investments in technology and repositioning costs in Latin America and EMEA. Operating expenses in 2002 were up $756 million or 11% compared to 2001, primarily reflecting the impact of acquisitions and other volume-related increases.

        The provisions for benefits, claims, and credit losses were $1.376 billion in 2003, down from $1.755 billion in 2002 and $1.645 billion in 2001, reflecting a lower provision for credit losses. The decrease in the provision for credit losses in 2003 was mainly due to lower credit costs in Mexico, including a credit recovery of $64 million in 2003, and in CitiCapital, which benefited from the liquidation of non-core portfolios. The provision for credit losses in 2003 also included a $57 million net reduction in the allowance for credit losses in Argentina due to improvement in credit experience and lower portfolio volumes that was essentially offset by additions to the allowance for credit losses in Germany. In 2002, the provision for credit losses included a $108 million provision related to Argentina. The increase in the provisions in 2002 compared to 2001 was also due to the inclusion of a full year for Banamex, combined with the impact of loan growth and higher net credit losses. Net credit losses (excluding Commercial Markets) were $614 million and the related loss ratio was 0.52% in 2003, compared to $644 million and 0.71% in 2002 and $543 million and 0.68% in 2001. The decrease in net credit losses (excluding Commercial Markets) in 2003 was mainly due to improvements in Mexico, partially offset by higher write-downs of the Argentina compensation note that were written down against previously established reserves. Commercial Markets net credit losses were $462 million and the related loss ratio was 1.09% in 2003, compared to $712 million and 1.76% in 2002 and $823 million and 2.14% in 2001. The decline in Commercial Markets net credit losses was mainly due to improvement in CitiCapital and, in the 2003 comparison, a recovery in Mexico.

        Loans delinquent 90 days or more (excluding Commercial Markets) were $3.802 billion or 3.07% of loans at December 31, 2003, compared to $3.647 billion or 3.18% at December 31, 2002 and $2.755 billion or 3.31% at December 31, 2001. The increase in delinquent loans in 2003 was primarily due to the impact of foreign currency translation combined with increases in Germany, and was partly offset by declines in Consumer Assets, Asia and Argentina. The increase in delinquent loans in 2002 was mainly in Consumer Assets and reflected the addition of GSB and a higher level of buybacks from GNMA pools where credit risk is maintained by government agencies.

        Cash-basis loans in Commercial Markets were $1.350 billion or 3.38% of loans at December 31, 2003, compared to $1.299 billion or 2.90% at December 31, 2002 and $1.301 billion or 3.13% at December 31, 2001. The increase in cash-basis loans in 2003 primarily reflected increases in the vehicle leasing and transportation portfolios in CitiCapital and was offset in part by improvements and foreign currency translation in Mexico.

        Average assets of $232 billion in 2003 increased $45 billion from 2002, which, in turn, increased $33 billion from 2001. The increases in 2003 and 2002 primarily reflected the impact of acquisitions combined with growth in loans.

OTHER CONSUMER

In millions of dollars	2003	2002	2001
Revenues, net of interest expense	$118	$288	$144
Operating expenses	256	392	316
Provisions for benefits, claims, and credit losses	—	—	(88)

Income before tax benefits	(138)	(104)	(84)
Income tax benefits	(51)	(45)	(25)

Net loss	($87)	($59)	($59)

Other Consumer—which includes certain treasury and other unallocated staff functions, global marketing and other programs—reported losses of $87 million, $59 million, and $59 million in 2003, 2002, and 2001, respectively. Included in the 2002 results was a $52 million after-tax gain resulting from the disposition of an equity investment in EMEA, a $25 million after-tax release of a reserve related to unused travelers checks in a non-core business, and gains from the sales of buildings in Asia. Excluding these items, the reduction in losses in 2003 was primarily due to prior-year legal costs in connection with settlements reached during 2002 and lower global marketing costs.

        Revenues, expenses, and the provision for benefits, claims, and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer operating segments.

GLOBAL CONSUMER OUTLOOK

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 66.

        During 2004, the Global Consumer businesses will continue to maintain a focus on tight expense control and productivity improvements. While the businesses will also focus on expanding the base of stable and recurring revenues and managing credit risk, revenue and credit performance will also be impacted by U.S. and global economic conditions, including the level of interest rates, bankruptcy filings and unemployment rates, as well as political policies and developments around the world. The Company remains diversified across a number of geographies, product groups, and customer segments and continues to monitor the economic situation in all of the countries in which it operates.

        Cards—In 2003, Cards reported record income of $3.6 billion, an increase of 18% over 2002, while completing the acquisitions of the Home Depot, Sears, and Diners Club Europe portfolios and launching card offerings in both China and Russia. In 2004, Cards expects to deliver strong earnings growth as receivables continue to grow and credit losses continue to improve.

        In 2004, Citi Cards expects continued income and receivables growth through the integration of Sears and Home Depot, an expanded private-label platform, new product launches, and organic growth. In Mexico, the Company will continue to leverage the expertise and experience of the global Cards franchise. International Cards is also expecting strong earnings growth in 2004 with a focus on expanding the revenue base through growth in sales, receivables, and accounts while continuing to invest in both new and existing markets.

        Consumer Finance—In 2003, Consumer Finance reported income of $1.9 billion, a decrease of 12% from 2002, largely reflecting continued difficult business conditions in Japan. In 2004, Consumer Finance expects moderate income growth.

        In North America, CitiFinancial expects to deliver income growth through growth in receivables and a continued focus on expense management combined with the integration of Washington Mutual Finance Corporation, which was acquired in January 2004 and added approximately $4.0 billion in assets. In the international markets, growth in 2004 will continue to be impacted by the challenging operating environment that persists in Japan. Net credit losses in Japan began to stabilize in the 2003 third quarter, and, in 2004, a more moderate level of bankruptcy filings and slightly improved economic conditions are expected. However, we also expect the consumer finance operations in Japan to continue to experience volume pressure as the business is repositioned. To mitigate the impact of the challenging environment, the business will continue to maintain its focus on operating efficiencies. In other international markets, important growth opportunities are anticipated as we continue to focus on gaining market share in both new and established markets including India, Poland, Romania, Italy, South Korea, and Thailand.

        Retail Banking—In 2003, Retail Banking reported record income of $4.2 billion, an increase of 38% from 2002, reflecting the successful integration of GSB and core business improvements in all markets. In 2004, Retail Banking expects to deliver growth in core businesses driven by the benefits of investment spending, including the impact of repositioning businesses in Latin America and EMEA, and continuing to expand our footprint and penetration into select markets, such as the growing Hispanic banking market.

        In 2004, Citibanking North America will continue to enhance the customer experience by emphasizing increased sales productivity in the financial centers, deeper customer relationships through cross-selling and wealth management initiatives, and further investments in technology that drive cost efficiencies and improve customer satisfaction. In Consumer Assets, CitiMortgage is expected to achieve growth by continuing to leverage Citigroup distribution channels while aligning the cost structure of the business to reflect lower mortgage origination volumes. The Student Loans business will continue to benefit from the strong Citi brand and best-in-class sales platforms and technology. Primerica expects to sustain momentum in recruiting and production volumes through focused product offerings, sales and product training programs, and continued dedication to its cross-selling relationships, while further developing its international presence. CitiCapital's focus on strategic segments and the continued liquidation of low-return portfolios are expected to deliver growth in 2004. The Retail Banking business in Mexico expects to drive growth through new loan, deposit, and investment products while continuing to improve operating margins. In the international markets, EMEA is expected to build upon the investments in both new and established markets and deliver strong results through a continued focus on distribution channels, product innovation, and customer support. In Asia and Japan, the businesses will continue to build on their strengths in developing customer relationships through investment product sales, deposit gathering, and branch lending. In Latin America, the business is building on repositioning initiatives that focus on strategic countries and markets while continuing to manage through the economic uncertainties in the region.

GLOBAL CORPORATE AND INVESTMENT BANK—2003 NET INCOME

[EDGAR REPRESENTATION OF GRAPHIC DATA]

In billions of dollars
2001	$4.392
2002	$3.159
2003	$5.387

GLOBAL CORPORATE AND INVESTMENT BANK—2003 NET INCOME BY PRODUCT*

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Transaction Services	14%
Capital Markets and Banking	86%

*
Excludes Other Corporate loss of $15 million

GLOBAL CORPORATE AND INVESTMENT BANK—2003 NET INCOME BY REGION

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Latin America	11%
Asia	14%
Japan	2%
EMEA	19%
Mexico	8%
North America	46%

GLOBAL CORPORATE AND INVESTMENT BANK

In millions of dollars	2003	2002	2001
Revenues, net of interest expense	$20,040	$19,143	$19,550
Operating expenses	11,455	12,093	11,905
Provision for credit losses	732	2,255	844

Income before taxes and minority interest	7,853	4,795	6,801
Income taxes	2,429	1,611	2,383
Minority interest, after-tax	37	25	26

Net income	$5,387	$3,159	$4,392

        Global Corporate and Investment Bank (GCIB) reported net income of $5.387 billion, $3.159 billion, and $4.392 billion in 2003, 2002, and 2001, respectively. The increase in 2003 net income reflects increases of $1.379 billion in Other Corporate, primarily reflecting the absence of a $1.3 billion after-tax charge in 2002 related to the establishment of reserves for regulatory settlements and related civil litigation, $637 million or 16% in Capital Markets and Banking, and $212 million or 38% in Transaction Services. The decrease in 2002 net income reflects a decrease of $1.429 billion in Other Corporate, offset by increases of $118 million or 27% in Transaction Services and $78 million or 2% in Capital Markets and Banking.

        Capital Markets and Banking net income of $4.632 billion in 2003 increased $637 million or 16% compared to 2002, primarily reflecting a lower provision for credit losses, increases in Fixed Income and the absence of prior-year redenomination losses in Argentina, partially offset by mark-to-market losses on credit derivatives (which serve as an economic hedge for the loan portfolio) as credit spreads tightened. Net income of $3.995 billion in 2002 increased $78 million or 2% compared to 2001, reflecting lower compensation and benefits, increases in Sales and Trading and Fixed Income, mark-to-market gains on credit derivatives associated with the loan portfolio, 2001 restructuring charges of $121 million (after-tax), and the benefit from the absence of goodwill and other indefinite-lived intangible asset amortization. The increase was partially offset by a higher provision for credit losses, redenomination losses in Argentina, and lower business volumes in Investment Banking and Equities.

        Transaction Services net income of $770 million in 2003 increased $212 million or 38% from 2002, primarily due to a lower provision for credit losses, the benefit of lower taxes due to the application of APB 23 indefinite investment criteria and business consolidation, as well as lower expenses resulting from expense control initiatives. Transaction Services net income of $558 million in 2002 increased $118 million or 27% from 2001, primarily due to the impact of expense control initiatives, higher business volumes and investment gains in Europe and Asia, partially offset by trade finance write-offs in Argentina.

        The increase in Other Corporate in 2003 was primarily due to the absence of a $1.3 billion after-tax charge in 2002 related to the establishment of reserves for regulatory settlements and related civil litigation. The resulting decline in Other Corporate in 2002 was partially offset by a $52 million after-tax gain resulting from the disposition of a portion of an equity investment in EMEA.

        The businesses of GCIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in approximately 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance.

GCIB Net Income—Regional View

In millions of dollars	2003	2002	2001
North America (excluding Mexico)	$2,456	$974	$1,933
Mexico	431	450	238
EMEA	998	857	933
Japan	132	96	96
Asia (excluding Japan)	767	722	662
Latin America	603	60	530

Net income	$5,387	$3,159	$4,392

        GCIB net income increased in 2003 primarily due to increases in North America (excluding Mexico), Latin America, and EMEA. North America (excluding Mexico) net income increased $1.482 billion, primarily due to the absence of a $1.3 billion after-tax charge in 2002 related to the establishment of reserves for regulatory settlements and related civil litigation. Additional increases in North America (excluding Mexico) resulted from a lower provision for credit losses and increases in Fixed Income, which were partially offset by mark-to-market losses in credit derivatives and lower deal volume. Latin America increased $543 million in 2003, primarily due to the absence of prior-year redenomination losses, provisions, and write-downs in

Argentina. EMEA net income increased $141 million in 2003, primarily due to increases in Fixed Income, partially offset by a higher provision for credit losses associated with a single European counterparty.

CAPITAL MARKETS AND BANKING

In millions of dollars	2003	2002	2001
Revenues, net of interest expense	$16,425	$15,739	$16,153
Operating expenses	8,910	7,671	9,212
Provision for credit losses	738	2,046	823

Income before taxes and minority interest	6,777	6,022	6,118
Income taxes	2,108	2,003	2,183
Minority interest, after-tax	37	24	18

Net income	$4,632	$3,995	$3,917

        Capital Markets and Banking reported net income of $4.632 billion in 2003 compared to $3.995 billion in 2002 and $3.917 billion in 2001. Net income increased $637 million or 16% during 2003, primarily due to a lower provision for credit losses, increases in Fixed Income, and the absence of prior-year redenomination losses in Argentina, partially offset by mark-to-market losses on credit derivatives as credit spreads tightened and declines in Sales and Trading (due to lower positioning gains). Net income of $3.995 billion in 2002 increased $78 million or 2% compared to 2001, reflecting lower compensation and benefits, increases in Sales and Trading and Fixed Income, mark-to-market gains on credit derivatives associated with the loan portfolio, 2001 restructuring charges of $121 million (after-tax), and the benefit from the absence of goodwill and other indefinite-lived intangible asset amortization. The increase was partially offset by a higher provision for credit losses, redenomination losses in Argentina, and lower business volumes in Investment Banking and Equities.

        Revenues, net of interest expense, of $16.425 billion in 2003 increased $686 million or 4% from 2002. Revenue growth in 2003 was driven by increases in Fixed Income and the absence of prior-year redenomination losses and write-downs of sovereign securities in Argentina, partially offset by mark-to-market losses on credit derivatives as credit spreads tightened, declines in Sales and Trading, and lower business volumes in Equities. Fixed Income growth was primarily due to higher originations and trading as companies took advantage of the low interest rate environment. Revenues, net of interest expense, of $15.739 billion in 2002 decreased $414 million or 3% from 2001, primarily reflecting redenomination losses and write-downs of sovereign securities in Argentina and declines in Investment Banking and Equities, partially offset by growth in Sales and Trading and Fixed Income, mark-to-market gains on credit derivatives associated with the loan portfolio, a gain on sale of interests in certain European market exchanges, and the acquisition of Banamex.

        Operating expenses were $8.910 billion in 2003 compared to $7.671 billion in 2002 and $9.212 billion in 2001. Operating expenses increased $1.239 billion or 16% in 2003 compared to 2002, primarily due to increased compensation and benefits, which is impacted by the revenue and credit performance of the business. The increase in 2003 also reflects costs associated with the repositioning of the Company's business in Latin America (primarily severance-related) and higher legal fees. Operating expenses decreased $1.541 billion or 17% in 2002 compared to 2001, primarily due to lower compensation and benefits, expense rationalization initiatives, a benefit from the absence of goodwill and other indefinite-lived intangible asset amortization of $69 million (pretax), and 2001 restructuring charges of $200 million (pretax), partially offset by severance-related charges. Compensation and benefits decreased, primarily reflecting lower incentive compensation, which is impacted by the revenue and credit performance of the business, and savings from restructuring actions initiated in 2001.

        The provision for credit losses was $738 million in 2003 compared to $2.046 billion in 2002 and $823 million in 2001. The provision for credit losses decreased $1.308 billion in 2003, primarily due to the absence of prior-year provisions for Argentina and exposures in the energy and telecommunications industries, as well as reserve releases reflecting improved credit trends, partially offset by the provision of $338 million for credit losses related to exposure to a single European counterparty. The increase in 2002 primarily reflects higher provisions for exposures in the energy and telecommunications industries and in Argentina.

        Cash-basis loans were $3.263 billion, $3.423 billion, and $2.423 billion at December 31, 2003, 2002, and 2001, respectively. The decrease in 2003 is primarily due to decreases to corporate borrowers in Argentina and New Zealand, as well as reductions in the telecommunications industry, partially offset by the reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services to Capital Markets and Banking and increases in exposure to a single European counterparty and the energy industry. The increase in 2002 primarily reflects increases in the energy and telecommunications industries, as well as corporate borrowers in Argentina, Brazil, Thailand, and Australia.

TRANSACTION SERVICES

In millions of dollars	2003	2002	2001
Revenues, net of interest expense	$3,627	$3,620	$3,600
Operating expenses	2,556	2,583	2,874
Provision for credit losses	(6)	209	21

Income before taxes and minority interest	1,077	828	705
Income taxes	307	269	257
Minority interest, after-tax	—	1	8

Net income	$770	$558	$440

        Transaction Services reported net income of $770 million in 2003, up $212 million or 38% from 2002, primarily due to a lower provision for credit losses, the benefit of lower taxes due to the application of APB 23 indefinite investment criteria, business consolidation, and lower expenses resulting from expense control initiatives. Net income of $558 million in 2002 increased $118 million or 27% from 2001, primarily due to the impact of expense control initiatives, higher business volumes and investment gains in Europe and Asia, partially offset by trade finance write-offs in Argentina.

        As shown in the following table, average liability balances and assets under custody experienced growth in 2003 and 2002. Average liability balances of $99 billion, $85 billion and $77 billion in 2003, 2002, and 2001, respectively, primarily reflected growth in Europe and Asia. Assets under custody increased 25% to $6.4 trillion in 2003 and 6% to $5.1 trillion in 2002, primarily reflecting market appreciation and increases in customer volumes.

	2003	2002	2001
Liability balances (average in billions)	$99	$85	$77
Assets under custody (EOP in trillions)	$6.4	$5.1	$4.8

        Revenues, net of interest expense, increased $7 million to $3.627 billion in 2003, due to increased business volumes reflected by higher liability balances, gains on the early termination of intracompany deposits (which were offset in Capital Markets and Banking), and a benefit from foreign exchange currency translation. The increase was partially offset by lower spreads reflecting the low interest rate environment in 2003 as well as price compression. Revenues, net of interest expense, were $3.620 billion in 2002, up $20 million or 1% from 2001, primarily reflecting higher business volumes, including the partial-year benefit of the Banamex acquisition, and investment gains in Europe and Asia, partially offset by spread compression.

        Operating expenses decreased $27 million or 1% in 2003 to $2.556 billion from $2.583 billion in 2002, primarily reflecting expense control initiatives. The decrease in operating expenses in 2003 was partially offset by costs associated with the repositioning of the Company's business in Latin America, primarily severance-related, and investment spending related to higher business volumes and integration costs associated with new business relationships. Operating expenses of $2.583 billion in 2002 decreased $291 million or 10% from $2.874 billion in 2001, primarily reflecting expense control initiatives across all regions and operational efficiency improvements resulting from prior-year investments in technology initiatives.

        The provision for credit losses was ($6) million, $209 million, and $21 million in 2003, 2002, and 2001, respectively. The provision for credit losses decreased by $215 million from 2002, primarily due to prior-year write-offs in Argentina and reserve releases reflecting improved credit trends. The reduction in credit costs was partially offset by 2003 provisions for selected borrowers in Brazil and a single European counterparty.

        Cash-basis loans, which were primarily trade finance receivables in the Transaction Services business were $156 million, $572 million, and $464 million at December 31, 2003, 2002, and 2001, respectively. Cash-basis loans decreased $416 million in 2003, primarily due to a reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services to Capital Markets and Banking, along with charge-offs in Argentina and Poland. The increase in 2002 was primarily due to an increase in trade finance receivables in Argentina and Brazil.

OTHER CORPORATE

In millions of dollars	2003	2002	2001
Revenues, net of interest expense	($12)	($216)	($203)
Operating expenses	(11)	1,839	(181)

Loss before income taxes (benefits)	(1)	(2,055)	(22)
Income taxes (benefits)	14	(661)	(57)

Net income (loss)	($15)	($1,394)	$35

Other Corporate—which includes intra-GCIB segment eliminations, certain one-time non-recurring items, and tax amounts not allocated to GCIB products—reported a net loss of $15 million in 2003 compared to a net loss of $1.394 billion in 2002, primarily reflecting a $1.3 billion after-tax charge related to the establishment of reserves for regulatory settlements and related civil litigation. Net income of $35 million in 2001 was a result of gains on building sales in Asia and the release of a rent reserve in 2001 that was no longer required.

GLOBAL CORPORATE AND INVESTMENT BANK OUTLOOK

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 66.

        GCIB is significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in approximately 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue and credit performance of the businesses.

        Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type.

        Capital Markets and Banking in 2003 was driven by improving credit trends and strong growth in Fixed Income as corporations continued to take advantage of the low interest rate environment. In addition, the business continued to focus on expense reduction initiatives.

        In 2004, focus will remain on expanding our market share positions and outperforming the industry, credit risk mitigation, and expense management. While initiatives will focus on expanding market share in priority countries through organic growth, revenue and credit performance was dependent upon the strength and stability of U.S. and global economic conditions. Net credit losses and cash-basis loans are expected to improve from 2003 levels, reflecting improving global economic conditions. Citigroup remains diversified across many geographies and industry groups. Citigroup continues to monitor the economic situation in emerging market countries closely and, where appropriate, adjusts exposures and pursues risk management initiatives.

        Transaction Services was adversely impacted in 2003 by a low interest rate environment and heightened price compression, which were offset by improved credit trends and increased business volumes.

        In 2004, the business will focus on realizing the benefit of key customer mandates, continuing expansion of market share, as well as interest rate risk management, continued credit improvement and expense control. While revenue performance depends on the interest rate environment and the sustained economy in the U.S. and global markets, the business will maintain focus on building business volumes and developing more effective spread management. Additionally, the business will continue to leverage Citigroup's global corporate relationship client base through cross-selling initiatives.

PRIVATE CLIENT SERVICES

In millions of dollars	2003	2002	2001
Revenues, net of interest expense	$5,827	$5,830	$6,091
Operating expenses	4,567	4,555	4,711
Provision for credit losses	1	6	4

Income before taxes	1,259	1,269	1,376
Income taxes	481	470	499

Net income	$778	$799	$877

        Private Client Services reported net income of $778 million in 2003 compared to $799 million in 2002 and $877 million in 2001. Private Client Services net income decreased $21 million or 3% during 2003, primarily due to a higher effective tax rate and increased legal, advertising and marketing costs. Net income in 2002 declined $78 million or 9% compared to 2001, primarily due to lower asset-based fee revenue, a decline in net interest revenue on securities-based lending, and lower transaction volumes, which were partially offset by lower production-related compensation and the impact of continued expense control initiatives.

        Revenues, net of interest expense, decreased $3 million in 2003 to $5.827 billion, primarily due to decreases in asset-based revenue, reflecting declines in fees from managed accounts and lower net interest revenue on security-based lending, partially offset by increased transactional revenue. The decrease in managed account revenue reflects a change in client asset mix during 2003. Revenues, net of interest expense, decreased $261 million or 4% in 2002 to $5.830 billion, primarily due to declines in fees from managed accounts, lower net interest revenue on security-based lending, and lower customer transaction volumes.

        Total assets under fee-based management were $209 billion, $158 billion, and $185 billion as of December 31, 2003, 2002, and 2001, respectively. The increase in 2003 was primarily due to positive net flows and higher equity market values, while the decrease in 2002 primarily reflects a decline in market values. Total client assets, including assets under fee-based management of $1.068 trillion in 2003, increased $177 billion or 20% from $891 billion in 2002, which in turn decreased $76 billion from 2001. The increase in 2003 is primarily due to higher equity market values and positive net flows of $28 billion, while the decrease in 2002 primarily reflects market depreciation, partially offset by positive net flows of $34 billion. Balances in Smith Barney's Bank Deposit Program totaled $41 billion in 2003, which remained flat from 2002. Private Client Services had 12,207 financial consultants as of December 31, 2003, compared with 12,690 as of December 31, 2002 and 12,927 as of December 31, 2001. Annualized revenue per financial consultant of $471,000 in 2003 increased 3% from $456,000 in 2002, which in turn decreased 5% from $478,000 in 2001.

        The following table details trends in total assets under fee-based management, total client assets and annualized revenue per financial consultant:

In billions of dollars	2003	2002	2001
Consulting group and internally managed accounts	$137	$106	$126
Financial consultant managed accounts	72	52	59

Total assets under fee-based management(1)	209	158	185

Private Client assets	912	762	848
Other investor assets within Citigroup Global Markets	156	129	119

Total Private Client assets(1)	$1,068	$891	$967

Annualized revenue per FC (in thousands of dollars)	$471	$456	$478

(1)
Includes assets managed jointly with Citigroup Asset Management.

        Operating expenses increased $12 million in 2003 to $4.567 billion from $4.555 billion in 2002, which in turn decreased $156 million or 3% from $4.711 billion in 2001. The increase in 2003 primarily reflects higher legal and advertising and marketing costs. The decrease in 2002 is mainly due to lower production-related compensation resulting from a decline in revenue combined with the impact of expense control initiatives.

PRIVATE CLIENT SERVICES OUTLOOK

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 66. In 2003, Private Client Services delivered industry-leading profit margins primarily due to increased revenues reflecting higher client assets and trading volumes and expense management. However, federal and state regulators have focused on, and continue to devote substantial attention to, the mutual fund industry. There have been numerous proposals for legislative and regulatory reforms. It is difficult at this time to predict whether changes resulting from new laws and regulations will affect the industry or our investment advisory, financial planning and brokerage businesses, and, if so, to what degree.

        In 2004, given expected improving market conditions, focus for Private Client Services will be on franchise growth through customer acquisition, selected recruiting of experienced Financial Consultants, and continued expansion of fee-based services. Improving market conditions should also increase transaction volumes and support revenue growth. In Global Equity Research, major initiatives include strategically expanding research coverage in targeted sectors, continuing expense management, as well as refining the scope and management structure of our global research platform.

GLOBAL INVESTMENT MANAGEMENT—2003 NET INCOME

[EDGAR REPRESENTATION OF GRAPHIC DATA]

In billions of dollars
2001	$1.537
2002	$1.523
2003	$1.696

GLOBAL INVESTMENT MANAGEMENT—2003 NET INCOME BY PRODUCT

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Asset Management	23%
Private Bank	32%
Life Insurance and Annuities	45%

GLOBAL INVESTMENT MANAGEMENT—2003 NET INCOME BY REGION*

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Asia	9%
Japan	5%
Mexico	15%
North America	71%

*Excludes Latin America loss of $149 million and EMEA income of $6 million

GLOBAL INVESTMENT MANAGEMENT

In millions of dollars	2003	2002	2001
Revenues, net of interest expense	$8,685	$7,621	$7,845
Operating expenses	3,119	2,697	2,712
Provisions for benefits, claims, and credit losses	3,173	2,744	2,768

Income before taxes and minority interest	2,393	2,180	2,365
Income taxes	685	656	800
Minority interest, after-tax	12	1	28

Net income	$1,696	$1,523	$1,537

Global Investment Management reported net income of $1.696 billion in 2003, which was up $173 million or 11% from 2002. Life Insurance and Annuities net income of $751 million in 2003 increased $134 million compared to 2002, reflecting a $219 million or 39% increase in Travelers Life and Annuity (TLA) to $781 million, partially offset by a decrease of $85 million in International Insurance Manufacturing (IIM). The increase in TLA's income was primarily driven by higher net realized insurance investment portfolio gains of $236 million, higher business volumes, and lower taxes, partially offset by higher deferred acquisition cost (DAC) amortization and reduced investment yields. The IIM net loss of $30 million in 2003 represented a decrease in income of $85 million from 2002, driven by impairments of Argentina Government Promissory Notes (GPNs) of $114 million and the impact of certain liability restructuring actions taken in the Argentina voluntary annuity business of $20 million, partially offset by increases in Asia of $24 million and Mexico of $20 million. Private Bank net income of $551 million in 2003 was up $88 million or 19% from 2002, primarily reflecting increased investment management and capital markets activity, lending activity, and a lower provision for credit losses, partially offset by higher expenses, reflecting incentive compensation expense associated with higher revenues and higher other employee-related costs, and the impact of narrowing interest rate spreads. Asset Management net income of $394 million in 2003 was down $49 million or 11% from 2002, primarily reflecting the impact of impairments in Argentina and reduced fee revenues, partially offset by the cumulative impact of positive net flows and lower expenses.

        Global Investment Management net income of $1.523 billion in 2002 decreased $14 million or 1% from 2001. Life Insurance and Annuities net income of $617 million in 2002 decreased $254 million or 29% from 2001, primarily related to higher net realized insurance investment portfolio losses and lower investment yields in 2002, partially offset by the impact of the Banamex acquisition and higher business volumes. Private Bank net income of $463 million in 2002 was up $93 million or 25% from 2001, reflecting increased client revenues, the impact of lower interest rates, and the benefit of lower taxes due to the application of APB 23 indefinite investment criteria, partially offset by increased expenses to expand front-end sales and servicing capabilities. Asset Management income of $443 million in 2002 was up $147 million or 50% from 2001, driven by the full-year impact of the Banamex acquisition, the cumulative impact of positive flows, and lower expenses including the absence of goodwill and indefinite-lived intangible asset amortization in 2002. These increases were partially offset by negative market action, the cumulative impact of outflows of U.S. Retail Money Market funds to the Smith Barney Bank Deposit Program, and declines in the Latin America retirement services businesses due to the 2002 economic conditions in Argentina.

        The table below shows net income by region for Global Investment Management:

Global Investment Management Net Income—Regional View

In millions of dollars	2003	2002	2001
North America (excluding Mexico)	$1,303	$1,085	$1,251
Mexico	284	235	74
EMEA	6	22	36
Japan	89	56	33
Asia (excluding Japan)	163	107	81
Latin America	(149)	18	62

Net income	$1,696	$1,523	$1,537

        Global Investment Management net income increased $173 million in 2003 from the prior year, primarily driven by increases in North America, Asia, Mexico, and Japan, partially offset by declines in Latin America and EMEA. North America net income of $1.303 billion in 2003 increased $218 million from 2002, resulting from higher Life Insurance and Annuities results of $224 million, primarily the result of improved net realized insurance investment portfolio gains/(losses) of $240 million. Asia net income of $163 million in 2003 increased $56 million from 2002, primarily driven by lower taxes due to the application of APB 23 indefinite investment criteria in Life

Insurance and Annuities, as well as higher client trading and performance fee revenues in Private Bank. Mexico net income of $284 million in 2003 increased $49 million from 2002, primarily reflecting an increase of $20 million in Life Insurance and Annuities (higher business volumes and the impact of a lower tax rate), an increase of $20 million in Private Bank (higher client trading revenues), and an increase of $9 million in Asset Management (higher business volumes and the impact of a lower tax rate). Japan net income in 2003 of $89 million increased $33 million from 2002, primarily related to increased client trading and lending activity in Private Bank. Latin America net loss of $149 million in 2003 represented a decrease in income of $167 million from 2002, reflecting actions taken in Argentina in Life Insurance and Annuities and Asset Management in 2003. EMEA net income of $6 million in 2003 decreased $16 million from 2002, primarily due to higher employee-related expenses including severance in Private Bank.

LIFE INSURANCE AND ANNUITIES

In millions of dollars	2003	2002	2001
Revenues, net of interest expense	$4,948	$4,076	$4,431
Provision for benefits and claims	3,162	2,726	2,745
Operating expenses	788	501	395

Income before taxes and minority interest	998	849	1,291
Income taxes	247	232	410
Minority interest, after-tax	—	—	10

Net income	$751	$617	$871

Life Insurance and Annuities comprises Travelers Life and Annuity (TLA) and International Insurance Manufacturing (IIM).

        Life Insurance and Annuities reported net income of $751 million in 2003, a $134 million or 22% increase from $617 million in 2002. The $134 million increase was driven by a $219 million increase in TLA, partially offset by an $85 million decrease in IIM. The $134 million increase reflects lower net realized insurance investment portfolio losses of $187 million, higher business volumes, and the impact of lower taxes. These increases were partially offset by certain asset impairments and other actions taken in Argentina, an increase in benefits and claims related to business volume growth, an increase in operating expenses driven by higher deferred acquisition cost (DAC) amortization, and the impact of lower retained investment margins. Net income in 2002 of $617 million decreased $254 million or 29% from $871 million in 2001, driven by a decrease of $291 million in TLA, partially offset by an increase in IIM of $37 million. The $254 million decrease from 2001 is primarily related to net realized insurance investment portfolio losses of $219 million in 2002 compared with net realized insurance investment portfolio gains of $35 million in 2001 and lower investment yields in 2002, partially offset by the impact of the Banamex acquisition and higher business volumes.

        TLA's net income was $781 million in 2003 as compared to $562 million in 2002, an increase of $219 million. The $219 million increase primarily resulted from higher net realized insurance investment portfolio gains of $236 million, largely resulting from the absence of prior-year impairments relating to investments in WorldCom Inc. and the energy sector. The 2003 results included a decline of $17 million, which resulted from increased DAC amortization and reduced investment yields, partially offset by higher business volumes and fee revenues, and higher tax benefits related to adjustments to the separate account Dividends Received Deduction of $51 million. TLA's 2002 net income decreased $291 million to $562 million from $853 million in 2001. The decline was primarily driven by higher net realized insurance investment portfolio losses in 2002 of $249 million and decreased retained investment margins as a result of lower fixed income investment earnings and declining equity markets, partially offset by strong volumes in the group annuity and individual life insurance businesses.

        The following table shows the major invested asset balances by type as of December 31, and the associated net investment income and yields for the years ending December 31:

In millions of dollars	2003	2002	2001
Fixed maturities	$40,596	$35,290	$30,044
Equity investments	2,371	2,065	1,959
Real estate	2,242	2,411	2,594

Total invested assets	$45,209	$39,766	$34,597
Net investment income	$2,637	$2,570	$2,571

Investment yield	6.48%	7.02%	8.08%

        TLA's NII of $2.637 billion in 2003 increased $67 million or 3% over 2002 despite overall rate deterioration, and was driven by increased volumes resulting from the $5.443 billion increase in the invested asset base, as well as risk arbitrage activity. The rate deterioration was driven by lower fixed income yields, which suffered from the lower interest rate environment and prior-year credit issues. Net investment income in 2002 was flat compared to 2001, with the rate deterioration largely offsetting higher business volumes. During 2002, fixed maturities suffered from the lower rate environment and credit issues, while lower equity investment returns were largely offset by growth in real estate income. Real estate is primarily comprised of mortgage loan investments and real estate joint ventures, which performed well in 2002 with notable commercial sales.

        The amortization of capitalized DAC is a significant component of TLA expenses. TLA's recording of DAC varies based upon product type. DAC for deferred annuities, both fixed and variable, and payout annuities employs a level yield methodology as per SFAS 91. DAC for universal life (UL) and COLI are amortized in relation to estimated gross profits as per SFAS 97, and traditional life and health insurance products are amortized in relation to anticipated premiums as per SFAS 60. The following is a roll forward of capitalized DAC by type:

In millions of dollars	Deferred and payout annuities	UL and COLI	Other	Total
Balance Jan. 1, 2002	$1,175	$441	$106	$1,722

Deferred expenses and other	352	175	26	553
Amortization expense	(147)	(24)	(20)	(191)
Underlying lapse and interest rates adjustment	22	—	—	22
Amortization related to SFAS 91 reassessment	(11)	—	—	(11)

Balance Dec. 31, 2002	1,391	592	112	2,095
Deferred expenses and other	343	222	23	588
Amortization expense	(220)	(35)	(20)	(275)

Balance Dec. 31, 2003	$1,514	$779	$115	$2,408

        DAC capitalization increased 6% during 2003, driven by the increase in UL and COLI, which was consistent with the increase in premiums and deposits for those lines of business. The increase in amortization expense in 2003 was primarily driven by deferred annuities. During the first quarter of 2002, there was a one-time decrease in deferred annuity DAC amortization of $22 million due to changes in underlying lapse and interest rate assumptions. In contrast to equity market performance differences, these adjustments are to be treated retrospectively as per SFAS 91 by adjusting the DAC asset through amortization expense and employing the new assumptions prospectively. In the fourth quarter of 2002, TLA increased its deferred annuities DAC amortization by $11 million due to a significant decline in its individual annuity account balances and benefit reserves, largely resulting from negative market action of $3.7 billion. Under SFAS 91, variances in expected versus actual market returns are treated prospectively, resulting in a new amortization pattern over the remaining estimated life of the business. The new amortization pattern was the primary driver of the increase in DAC amortization expense in 2003. The 2003 UL and COLI amortization also increased 46% over 2002, primarily due to volume growth.

        IIM's net loss of $30 million in 2003 represented a decrease in income of $85 million from net income of $55 million in 2002, primarily resulting from a decrease in Latin America of $140 million, partially offset by increases in Asia of $24 million and in Mexico of $20 million. The $140 million decrease in Latin America was primarily driven by impairments of GPNs of $114 million and the impact of certain liability restructuring actions taken in the Argentina voluntary annuity business of $20 million. The GPN impairment was the result of an Argentine government decree, which required the mandatory exchange (the Exchange) of existing GPNs to Argentine government bonds denominated in U.S. dollars. Upon the Exchange, the assets were considered impaired and written down to fair market value based on prevailing market prices on the decree date. Certain GPNs, which were held in general accounts, were considered impaired through recognition as an insurance investment portfolio loss ($56 million). The impact of these items on the 2003 decline in income was partially offset by an Amparos charge recorded by the Company in 2002 relating to Siembra's voluntary annuity business in the amount of $21 million. See "Impact from Argentina's Economic Changes" and "Argentina" on pages 8 and 15, respectively, for a further discussion of these actions. The $24 million increase in Asia was driven by the benefit of lower taxes due to the application of APB 23 indefinite investment criteria, while the $20 million increase in Mexico was the result of higher business volumes and the impact of a lower tax rate.

        IIM's net income of $55 million in 2002 was an increase of $37 million over 2001, primarily reflecting a $26 million increase in Mexico due to the full-year impact of the Banamex acquisition, a $13 million increase in Asia, and a $10 million increase in Latin America, partially offset by lower results in Japan and EMEA. The increase in Asia primarily represents increased investment income and business volume growth. The increase in Latin America primarily represents lower benefits and claims expense due to 2001 changes in Argentine regulations, foreign exchange gains on U.S. dollar-denominated investments, write-downs of Argentine GPNs in 2001, and the net impact of the Amparos and other reserve activity. The 2001 fourth quarter included a net charge for the write-down of Argentine GPNs held in the Siembra insurance companies, which were held in support of existing contractholders' liabilities. The decline in Japan and EMEA earnings primarily resulted from start-up operations in these regions.

Travelers Life and Annuity

        The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues. Combined net written premiums and deposits is a non-GAAP financial measure that management uses to measure business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies.

        The following table shows combined net written premiums and deposits, which is a non-GAAP financial measure, by product line, for the three years ended December 31:

In millions of dollars	2003	2002	2001
Individual annuities
Fixed	$544	$1,294	$1,148
Variable	4,002	4,081	4,972
Individual payout	56	58	59

Total individual annuities(1)	4,602	5,433	6,179
GICs and other group annuities(2)	7,402	6,292	7,068
Individual life insurance
Direct periodic premiums and deposits	826	771	652
Single premium deposits	405	285	208
Reinsurance	(139)	(113)	(96)

Total individual life insurance(3)	1,092	943	764

Total	$13,096	$12,668	$14,011

(1)
Includes $4.6 billion, $5.4 billion and $6.2 billion of deposits in 2003, 2002, and 2001, respectively.

(2)
Includes $6.5 billion, $5.7 billion and $6.3 billion of deposits in 2003, 2002, and 2001, respectively.

(3)
Includes $1.0 billion, $0.8 billion and $0.7 billion of deposits in 2003, 2002, and 2001, respectively.

Individual annuity net written premiums and deposits decreased 15% to $4.602 billion in 2003 from $5.433 billion in 2002, primarily driven by a 58% decline in fixed annuity sales due to competitive pressures and current market perception of fixed rate policies. Variable annuity sales declined slightly in 2003, primarily driven by the continuation in the first half of 2003 of the weak equity market conditions from 2002. The sales decline in the first half of the year was partially offset by an increase in sales in the second half of the year as equity market conditions improved. Net written premiums and deposits decreased 12% in 2002 to $5.433 billion from $6.179 billion in 2001. The decrease was driven by a decline in variable annuity sales due to declining equity market conditions, but was partially offset by strong fixed annuity sales increases over the prior-year period.

        Individual annuity account balances and benefit reserves were $33.8 billion at December 31, 2003, up from $28.4 billion at December 31, 2002 and $30.0 billion at December 31, 2001. The $5.4 billion or 19% increase in 2003 from 2002 was driven by $4.1 billion in market appreciation of variable annuity investments subsequent to December 31, 2002 and $1.3 billion of net sales from good in-force policy retention. The $1.6 billion or 5% decline in account balances and benefit reserves in 2002 from 2001 was due to a $3.7 billion decrease in market values of variable annuities subsequent to December 31, 2001, partially offset by $2.2 billion in net sales from strong in-force policy retention.

        Group annuity net written premiums and deposits (excluding the Company's employee pension plan deposits) grew $1.1 billion to $7.402 billion in 2003. This 18% increase reflects higher variable and fixed rate Guaranteed Investment Contract (GIC) sales, including $1.0 billion in fixed GIC sales to one customer. This increase was also driven by group payout annuity sales, which increased $396 million or 54%, primarily related to several large pension close-out contracts and a $106 million or 21% increase in structured settlement deposits. In 2002, net written premiums and deposits decreased $776 million from 2001, reflecting lower fixed GIC and large case employer pension sales. The decline in fixed GIC net written premiums and deposits reflects lower European Medium Term Note sales due to market conditions in 2002. Group Annuity account balances and benefit reserves were $25.2 billion at December 31, 2003, $22.3 billion at December 31, 2002, and $21.0 billion at December 31, 2001, reflecting the continued strong GIC and employer sponsored payout sales.

        Net written premiums and deposits for the individual life insurance business were $1.092 billion in 2003, a 16% increase over 2002. This increase was driven by a 42% increase in single premium sales and a 7% increase in periodic premium sales, primarily from new sales by the independent agent and high-end estate planning channels, partially offset by a 43% decrease in COLI sales. Net written premiums and deposits of $943 million in 2002 increased 23% over 2001, primarily driven by increased independent agent and high-end estate planning sales and COLI sales. Life insurance in force was $89.3 billion, $82.0 billion, and $75.0 billion at December 31, 2003, 2002, and 2001, respectively.

PRIVATE BANK

In millions of dollars	2003	2002	2001
Revenues, net of interest expense	$1,995	$1,704	$1,545
Operating expenses	1,183	1,007	946
Provision for credit losses	11	18	23

Income before taxes	801	679	576
Income taxes	250	216	206

Net income	$551	$463	$370

Average assets (in billions of dollars)	$38	$29	$26
Return on assets	1.45%	1.60%	1.42%

Client business volumes under management (in billions of dollars)	$195	$170	$159

        Private Bank reported net income of $551 million in 2003, up $88 million or 19% from 2002, primarily reflecting increased investment management and capital markets activity, lending activity, and a lower provision for credit losses, partially offset by higher expenses, reflecting incentive compensation expense associated with higher revenues and higher other employee-related costs, and the impact of narrowing interest rate spreads. Net income of $463 million in 2002 was up $93 million or 25% from 2001, primarily reflecting increased client revenues, the impact of lower interest rates, and the benefit of lower taxes due to the application of APB 23 indefinite investment criteria, partially offset by increased expenses to expand front-end sales and servicing capabilities.

        Client business volumes under management, which include custody accounts, assets under fee-based management, deposits, and loans, were $195 billion at the end of the year, up 15% from $170 billion in 2002, reflecting increases in other (principally custody) accounts of $12 billion, banking and fiduciary deposits of $7 billion, loans of $4 billion, and assets under fee-based management of $2 billion. Regionally, the increase primarily reflected growth in Asia of $8 billion, EMEA of $6 billion, and North America (including Mexico) of $6 billion. The regional disclosures contained herein are aligned with the Citigroup management structure and therefore the business in Mexico is reflected in the results of North America and is excluded from Latin America.

        Revenues, net of interest expense, were $1.995 billion in 2003, up $291 million or 17% from 2002, primarily driven by revenue increases from investment management and capital markets activity, lending and banking activities, partially offset by the impact of a narrowing of interest rate spreads. Investment management and capital markets activity includes client trading, management, performance and placement fees, and investment product fees. On a regional basis, the 2003 increase also reflected continued favorable trends in North America (including Mexico), up $103 million or 14% from 2002, primarily in lending, banking, and client trading activity. International revenues increased $188 million or 20% from 2002, primarily due to growth in Asia of $86 million or 28% (client trading and performance fees), Japan of $68 million or 34% (client trading and lending, primarily consisting of commercial real estate), Latin America of $27 million or 15% (client trading and management, placement and performance fees), and EMEA of $7 million or 3% (client trading and performance fees). Revenues, net of interest expense, were $1.704 billion in 2002, up $159 million or 10% from 2001, primarily driven by higher investment management and capital markets activity, increased lending activity and the benefit of lower interest rates. The 2002 increase also reflected increases in North America (including Mexico) of $133 million or 21% (lending and client trading activity), Japan of $44 million or 29% (client trading), and Asia of $18 million or 6% (client trading and lending, offset by absence of 2001 performance and placement fees), partially offset by declines in Latin America and EMEA.

        Operating expenses of $1.183 billion in 2003 were up $176 million or 17% from 2002, primarily reflecting increased incentive compensation associated with higher revenues, higher other employee-related costs including severance, and increased salary and benefits costs due to a change in employee mix of front-end sales staff. The increase in employee-related expenses included costs relating to incremental repositioning efforts of $15 million, primarily related to EMEA. The increased expenses in North America (including Mexico) reflect the increased revenues in the region, with expenses up $43 million or 12% from 2002, driven by higher incentive compensation and the impact of the inclusion of Banamex into Private Bank results beginning in August 2002. International expenses increased $133 million or 20% from 2002, primarily due to higher employee-related costs, including incentive compensation, in Asia and Japan and higher severance costs in EMEA. The $133 million increase in operating expenses internationally was driven by increases in Asia of $50 million or 28%, EMEA of $43 million or 19%, Japan of $29 million or 26%, and Latin America of $11 million or 8%. Operating expenses were $1.007 billion in 2002, up $61 million or 6% from 2001, primarily reflecting higher levels of employee-related expenses, including increased front-end sales and servicing capabilities, and investment spending in technology.

        The provision for credit losses was $11 million in 2003, down $7 million or 39% from 2002, primarily reflecting an improvement in credit experience in North America (including Mexico) and Asia, partially offset by higher net write-offs in Japan and Asia. The provision for credit losses was $18 million in 2002, down $5 million or 22% from 2001, primarily reflecting lower write-offs in North America and Japan and an improvement in credit experience in Asia, partially offset by higher write-offs in EMEA. Net credit losses in 2003 remained at a nominal level of 0.05% of average loans outstanding, compared with 0.05% in 2002 and 0.06% in 2001. Loans 90 days or more past due at year-end 2003 were $121 million or 0.35% of total loans outstanding, compared with $174 million or 0.56% at the end of 2002.

        Average assets of $38 billion in 2003 increased $9 billion or 31% from $29 billion in 2002, which in turn increased $3 billion or 12% from $26 billion in 2001. The increase from the prior-year period was primarily related to increased lending activity (higher margin lending, mortgage financing and refinancing activity, and tailored loans) and the consolidation of a previously unconsolidated entity due to changes in the contractual relationship with this entity. The increase in 2002 was primarily related to increased lending activity (higher real-estate-secured and tailored loans).

ASSET MANAGEMENT

In millions of dollars	2003	2002	2001
Revenues, net of interest expense	$1,742	$1,841	$1,869
Operating expenses	1,148	1,189	1,371

Income before taxes and minority interest	594	652	498
Income taxes	188	208	184
Minority interest, after-tax	12	1	18

Net income	$394	$443	$296

Assets under management (in billions of dollars) (1) (2)	$521	$463	$438

(1)
Includes $33 billion, $31 billion, and $31 billion in 2003, 2002, and 2001, respectively, for Private Bank clients.

(2)
Includes $39 billion and $35 billion in 2003 and 2002, respectively, of TPC assets, which Asset Management manages on a third-party basis following the spin-off.

        Asset Management includes the businesses of Citigroup Asset Management (CAM), Citigroup Alternative Investments (CAI) Institutional business, Banamex asset management and retirement services businesses, and Citigroup's other retirement services businesses in North America and Latin America.

        Asset Management reported net income of $394 million in 2003 which was down $49 million or 11% compared to 2002, primarily reflecting lower results in the Latin America Retirement Services (LARS) businesses of $50 million, reduced fee revenues in CAM due to changes in product mix and revenue sharing agreements with internal Citigroup distributors, and the cumulative impact of outflows of U.S. Retail Money Market Funds. Partially offsetting these declines were the cumulative impact of positive net flows and lower expenses. The $50 million decline in LARS from 2002 primarily reflected 2003 impairments of a Deferred Acquisition Cost (DAC) asset relating to the retirement services business in Argentina of $42 million and of Argentine GPNs of $9 million relating to the Exchange, as well as the impact of increased insurance costs on earned fees. See "Impact from Argentina's Economic Changes" and "Argentina" on pages 8 and 15, respectively, for a further discussion of these actions. Additional items impacting LARS was a loss incurred on the sale of an El Salvador retirement services business of $10 million, partially offset by the impact of less severe economic conditions in Argentina. Net income of $443 million in 2002 was up $147 million or 50% compared to 2001, primarily reflecting the full-year impact of the Banamex acquisition of $121 million, the cumulative impact of positive flows, and lower expenses, partially offset by negative market action, the cumulative impact of outflows of U.S. Retail Money Market Funds to the Smith Barney (SB) Bank Deposit Program, and declines in the Latin America retirement services businesses due to the economic crisis in Argentina in 2002.

        The following table is a roll forward of assets under management by business as of December 31:

Assets Under Management

In billions of dollars	2003	2002
Retail and Private Bank
Balance, beginning of year	$205	$237
Net flows excluding U.S. Retail Money Market funds	5	11
U.S. Retail Money Market fund flows	(4)	(13)
Market action/other	25	(30)

Balance, end of year	231	205
Institutional
Balance, beginning of year	164	143
Long-term product flows	9	11
Liquidity flows	(2)	13

Net flows	7	24
Market action/other	14	(3)

Balance, end of year	185	164
Retirement Services	12	11
Other(1)	93	83

Total assets under management	$521	$463

(1)
Includes CAI Institutional alternative investment AUMs and TPC AUMs.

        Assets under management (AUMs) rose to $521 billion as of December 31, 2003, up $58 billion or 13% from $463 billion in 2002, primarily reflecting positive market action/other of $39 billion, which includes the impact of FX, net flows excluding U.S. Retail Money Market funds of $12 billion, and increases in Other of $10 billion. The increase in Other includes higher TPC AUMs of $4 billion, which Asset Management manages on a third-party basis following the August 20, 2002 distribution. The increase in assets was partially offset by net outflows of U.S. Retail Money Market funds of $4 billion. Retail and Private Bank client assets were $231 billion as of December 31, 2003, up $26 billion or 13% from $205 billion in 2002. Institutional client assets of $185 billion as of December 31, 2003 were up $21 billion or 13% compared to a year ago. Retirement Services assets of $12 billion as of December 31, 2003, increased $1 billion or 7% from 2002, primarily due to market action in both Banamex retirement services and LARS.

        Sales of proprietary mutual funds and managed account products at Private Client Services fell 20% to $17 billion in 2003 from the prior year, and represented 30% of Private Client Services' retail channel sales for the year. The lower sales reflect a decline in market share in the channel. Sales of mutual and money funds through Global Consumer's banking network (excluding Mexico) were $8 billion for the year, representing 34% of total sales, including $5 billion in International and $3 billion in the U.S. Of the $3 billion, Primerica sold $2 billion of proprietary U.S. mutual and money funds in 2003, representing 74% of Primerica's total fund sales, up 1% compared to 2002. Institutional long-term product sales of $30 billion increased 4% over the prior year, primarily due to Japanese sub-advisory flows, and included $20 billion of sales to GCIB clients.

        Revenues, net of interest expense, decreased $99 million or 5% to $1.742 billion in 2003. This compared to $1.841 billion in 2002, was down $28 million or 1% from 2001. The decrease in 2003 was primarily due to the impact of reduced fee revenues in CAM, the impact of increased insurance costs on fees earned in a retirement services business in Argentina, the loss on sale of the El Salvador retirement services business, outflows of U.S. Retail Money Market funds, and $9 million relating to the Exchange in Argentina.

Partially offsetting these declines were the cumulative impact of positive net flows in CAM, higher performance fees in CAI Institutional, the absence of a prior-year pesification loss in Argentina, and an increase related to certain assets consolidated under FIN 46. These consolidated assets incurred FX movements on the Euro, creating $17 million of gains (offset in minority interest). The reduced fee revenues resulted from changes in product mix and revenue sharing arrangements with internal Citigroup distributors, and a change in the presentation of certain fee-sharing arrangements, which decreased both revenues and expenses by $40 million. The $28 million decrease in 2002 from 2001 primarily reflected the decline in the Latin America retirement services business due to the economic crisis in Argentina during that time period, the impact of negative market action, and the cumulative impact of outflows of U.S. Retail Money Market Funds including the cumulative impact of transfers to the SB Bank Deposit Program, partially offset by the full-year impact of the Banamex acquisition, increases in CAI Institutional, and the cumulative impact of positive flows in CAM.

        Operating expenses of $1.148 billion in 2003 decreased $41 million or 3% from 2002. The decrease in 2003 primarily reflected continued expense management, the change in presentation of certain fee-sharing arrangements, and the absence of 2002 first quarter restructuring charges in Argentina (LARS), for which the remaining reserve was released in 2003, partially offset by the DAC impairment in Argentina of $42 million and the impact of higher expenses related to legal matters of $24 million. Operating expenses of $1.189 billion in 2002 decreased $182 million or 13% from 2001 primarily resulting from a decline in the Latin America retirement services businesses due to economic conditions, the absence of goodwill and indefinite-lived intangible asset amortization in 2002 and reduced personnel, occupancy, and advertising and marketing expenses, partially offset by the impact of the Banamex acquisition.

        Minority interest, after-tax, of $12 million in 2003 increased $11 million from 2002, primarily due to the impact of consolidating certain assets under FIN 46. The $17 million decline from 2001 to 2002, primarily related to the impact of acquiring the remaining interest in Banamex Afore, a retirement services business, in January 2002.

GLOBAL INVESTMENT MANAGEMENT OUTLOOK

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 66.

        Life Insurance and Annuities—Travelers Life and Annuity should benefit from growth in the aging population, which is becoming more focused on the need to accumulate adequate savings for retirement, to protect these savings and to plan for the transfer of wealth to the next generation. TLA is well-positioned to take advantage of the favorable long-term demographic trends through its strong financial position, widespread brand-name recognition, and broad array of competitive life, annuity, retirement, and estate-planning products sold through established distribution channels.

        However, competition in both product pricing and customer service is intensifying. There has been consolidation within the industry, and among other financial services organizations that are increasingly involved in the sale and/or distribution of insurance products. Also, the annuities business is interest rate and market sensitive. TLA's business is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable annuity products. Declines in credit quality of issuers will have a negative effect on earnings.

        IIM leverages the distribution strength of Citigroup globally by manufacturing insurance linked to credit products as well as stand-alone indemnity and investment-related products. In the less-developed markets where populations are generally under-insured, increasing disposable income, pension reform, greater awareness of the benefits of insurance among the general population, and promotion of the insurance industry by local governments are expected to continue assisting IIM's growth. In mature but restructuring economies, such as Japan, IIM is capturing a share of the insurance market on products associated with the movement of savings from traditional products to new alternatives, including variable annuities. The growth of IIM is affected by the expansion of Citigroup's consumer business, including the volume of new loans and credit cards. It is also highly dependent on local regulations governing the cross-selling of insurance products to Citigroup customers and the evolution of consumer buying patterns. In Argentina, the potential impact from changes in economic conditions on the valuation of IIM's assets relative to liabilities will continue to be a key concern, including the impact of Argentine government actions on insurance contract liabilities in that country. For further information regarding the situation in Argentina, see the discussions in "Impact from Argentina's Economic Changes" and "Argentina" on pages 8 and 15, respectively.

        Private Bank—The strong performance of Private Bank in 2003 can be attributed to four major components: integrated client solutions, innovative product capabilities, a focus on key markets worldwide, and a leveraging of the global reach of Citigroup. These components have enabled Private Bank to offer top-tier capabilities and investment solutions to the wealthiest families around the world by drawing upon the vast resources of Citigroup's businesses.

        Private Bank is well-positioned to continue this growth in 2004. Consistent with Citigroup priorities, Private Bank will focus on new geographic markets including China, India, and South Korea; continue to build-out the investments business globally; maintain and expand a successful partnership with other Citigroup entities worldwide; and continue to deepen wallet share with existing clients. Private Bank expects its market-leading regions to continue their strong performance in 2004, in addition to a significant contribution from EMEA.

        Asset Management—The Asset Management business experienced a decline in income for 2003, primarily reflecting changes in economic conditions in Argentina. However, the assets under management increased as a result of improving equity markets and strong net flows.

        The global economic outlook and equity market levels will continue to affect the level of assets under management and revenues in the asset management businesses in the near-term, but underlying demand for asset management services remains strong. Overall, demographic trends remain favorable: aging populations and insufficient retirement savings will continue to drive growth in the industry across the retail/high-net-worth, institutional, and retirement services markets. Competition will continue to increase as open architecture distribution expands and major global financial services firms focus on opportunities in asset management.

        For 2004, the business will focus on leveraging the full breadth of its global investment capabilities, continuing to capture the economic value of Citigroup's global distribution network, expansion of third-party distribution in key geographies, and emphasis on penetration of the institutional pension segment.

        Federal and state regulators have focused on, and continue to devote substantial attention to, the mutual fund and variable insurance product industries. As a result of publicity relating to widespread perceptions of industry abuses, there have been numerous proposals for legislative and regulatory reforms, including mutual fund governance, new disclosure requirements concerning mutual fund share classes, commission breakpoints, revenue sharing, advisory fees, market timing, late trading, portfolio pricing, annuity products, hedge funds, and other issues. It is difficult to predict at this time whether changes resulting from new laws and regulations will affect the industries or our investment management businesses, and, if so, to what degree.

PROPRIETARY INVESTMENT ACTIVITIES

In millions of dollars	2003	2002	2001
Revenues, net of interest expense	$1,008	($35)	$503
Operating expenses	393	238	177
Provision for credit losses	—	31	—

Income (loss) before taxes and minority interest	615	(304)	326
Income taxes (benefits)	210	(98)	106
Minority interest, after-tax	175	23	(5)

Net income (loss)	$230	($229)	$225

        Proprietary Investment Activities reported revenues, net of interest expense, of $1.008 billion in 2003, increased $1.043 billion from 2002 reflecting higher Private Equity results of $1.420 billion, primarily from higher net mark-to-market gains on public securities, higher net impairment/valuation revenues, higher fee revenues and lower funding costs, partially offset by lower Other Investment Activities revenues of $377 million. The decline in Other Investment Activities was driven by the absence of the 2002 gain on the sale of 399 Park Avenue of $527 million, partially offset by higher fee revenues in CAI and dividends from TPC shares. Revenues, net of interest expense, of ($35) million in 2002 decreased $538 million from 2001, primarily reflecting lower Private Equity results of $1.126 billion, driven by lower net realized gains, partially offset by the gain on the sale of 399 Park Avenue.

        Operating expenses of $393 million in 2003 increased $155 million from the prior year, primarily reflecting increased expenses in CAI of $96 million and in Private Equity of $65 million. The increase in CAI expenses resulted from the full-year impact of CAI's contract with TPC, whereby CAI manages TPC's investments following the August 20, 2002 distribution, as well as from client business growth and higher levels of performance-driven incentive compensation. The $65 million increase in Private Equity expenses resulted from higher performance-based compensation and business growth. The decrease in the provision for credit losses of $31 million from 2002, primarily relates to the absence of Private Equity loan write-offs that occurred in 2002.

        Minority interest, after-tax, of $175 million in 2003 increased $152 million from 2002, primarily due to the impact of dividends and a mark-to-market valuation on the recapitalization of an investment held within the Citigroup Venture Capital (CVC) Equity Partners Fund in 2003. Minority interest, after-tax, of $23 million in 2002 increased $28 million from 2001 due to the net impact of majority-owned investment funds established in late 2001 and 2002.

        See Note 5 to the Consolidated Financial Statements for additional information on investments in fixed maturity and equity securities.

        The following sections contain information concerning revenues, net of interest expense, for the two main investment classifications of Proprietary Investment Activities.

        Private Equity includes equity and mezzanine debt financing on both a direct and indirect basis, including investments made by CVC Equity Partners Fund, to companies primarily located in the United States and Western Europe, investments in companies located in developing economies with a private equity focus, the investment portfolio related to the Banamex acquisition in August 2001, and CVC/Opportunity Equity Partners, LP (Opportunity). Opportunity is a third-party managed fund through which Citigroup co-invests in companies that were privatized by the government of Brazil in the mid-1990s. The remaining investments in the Banamex portfolio were liquidated during 2003.

        Certain private equity investments held in investment company subsidiaries and Opportunity are carried at fair value with unrealized gains and losses recorded in income. Direct investments in companies located in developing economies are principally carried at cost with impairments recognized in income for "other than temporary" declines in value.

        As of December 31, 2003 and December 31, 2002, Private Equity included assets of $5.610 billion and $6.251 billion, respectively, with the portfolio primarily invested in industrial, consumer goods, communication, and technology companies. The decline in the portfolio of $641 million from 2002 relates to sales of U.S. private and public equity investments, the impact of impairments, and the liquidation of the Banamex portfolio. On a regional basis as of December 31, 2003, Private Equity included assets of $2.535 billion in North America (including Mexico), $1.790 billion in EMEA, $961 million in Latin America, $317 million in Asia, and $7 million in Japan. As of December 31, 2002, Private Equity included assets of $3.404 billion in North America (including Mexico), $1.391 billion in EMEA, $1.156 billion in Latin America, $295 million in Asia, and $5 million in Japan.

        Revenues, net of interest expense for Private Equity, are composed of the following:

In millions of dollars	2003	2002	2001
Net realized gains (losses)(1)	$388	$180	$1,333
Public mark-to-market	258	(209)	(499)
Net impairments/valuations(2)	(240)	(670)	(601)
Other(3)	260	(55)	139

Revenues, net of interest expense	$666	($754)	$372

(1)
Includes the changes in unrealized gains (losses) related to mark-to-market reversals for investments sold during the year.

(2)
Includes valuation adjustments on private equity investments.

(3)
Includes other investment income (including dividends), management fees, and funding costs.

        Revenues, net of interest expense, of $666 million in 2003 increased $1.420 billion from 2002, primarily relating to higher net mark-to-market gains on public securities of $467 million, higher net impairment/valuation revenues of $430 million, higher other revenues of $315 million, and higher net realized gains on sales of investments of $208 million. The higher net mark-to-market gains on public securities primarily resulted from the improved equity market conditions that existed in 2003. The higher net impairment/valuation revenues were driven by higher net impairment/valuation revenues on emerging market investments, lower impairments on other private equity investments, and higher valuation revenues in 2003 from the recapitalization of certain private equity investments held within the CVC Equity Partners Fund. The higher net impairment/valuation revenues in emerging markets included $264 million in lower impairments in Argentina and lower other Latin America impairments, partially offset by lower revenues on the Opportunity fund investment of $210 million. Other revenues increased $315 million due to higher dividends and fees, largely the result of the recapitalization of certain Private Equity investments and from an investment that had an initial public offering, all of which are held within the CVC Equity Partners Fund, as well as the impact of lower funding costs. The increase in net realized gains on sales of investments of $208 million was driven by higher sales of venture capital and emerging market investments, including the liquidation of the remaining Banamex holdings. Revenues, net of interest expense, of ($754) million in 2002 declined $1.126 billion from 2001, driven by lower net realized gains of $1.153 billion, lower other revenues of $194 million, and lower net impairment/valuation revenues of $69 million, partially offset by lower net public mark-to-market losses of $290 million. These declines included $738 million relating to Latin America, resulting from lower revenues on the Opportunity fund investment of $388 million, higher impairments of $340 million, including $271 million on certain investments in Argentina, and lower net realized gains.

        Other Investment Activities includes CAI, various proprietary investments, including Citigroup's ownership interest in TPC's outstanding equity securities, certain hedge fund investments, and the LDC Debt/Refinancing portfolios. The LDC Debt/Refinancing portfolios include investments in certain countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and earnings are generally derived from interest and restructuring gains/(losses).

        Other Investment Activities investments are primarily carried at fair value, with impairment write-downs recognized in income for "other than temporary" declines in value. The TPC common stock position is classified as available-for-sale. As of December 31, 2003, Other Investment Activities included assets of $2.909 billion, including $1.693 billion in TPC shares, $692 million in hedge funds, the majority of which represents money managed for TPC, $365 million in the LDC Debt/Refinancing portfolios, and $159 million in other assets. As of December 31, 2002, total assets of Other Investment Activities were $3.181 billion, including $1.464 billion in TPC shares, $948 million in hedge funds, $579 million in the LDC Debt/Refinancing portfolios, and $190 million in other assets.

        The major components of Other Investment Activities revenues, net of interest expense, are as follows:

In millions of dollars	2003	2002	2001
LDC Debt/Refinancing portfolios	$10	$14	$59
Hedge fund investments	80	71	10
Other	252	634	62

Revenues, net of interest expense	$342	$719	$131

        Revenues, net of interest expense, of $342 million in 2003 decreased $377 million from the prior year due to the absence of a $527 million gain in 2002 from the sale of 399 Park Avenue, partially offset by a $96 million increase in CAI revenues due to improved performance and business growth and a $50 million increase in revenue from TPC shares, including dividends and net realized gains. Revenues, net of interest expense, of $719 million in 2002 increased $588 million from 2001, primarily resulting from the gain of $527 million from the sale of 399 Park Avenue, higher hedge fund revenues of $61 million and higher CAI revenues of $43 million, partially offset by $45 million in lower LDC Debt/Refinancing portfolio revenues. The decline in LDC Debt/Refinancing portfolio revenues primarily resulted from lower interest earnings, as the portfolios are in run-off.

        Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 66.

CORPORATE/OTHER

In millions of dollars	2003	2002	2001
Revenues, net of interest expense	$687	$785	($198)
Operating expenses	798	972	895
Provisions for benefits, claims, and credit losses	(3)	(22)	(10)

Loss from continuing operations before taxes, minority interest, and cumulative effect of accounting changes	(108)	(165)	(1,083)
Income tax benefits	(232)	(111)	(479)
Minority interest, after-tax	10	2	11

Income (loss) from continuing operations	114	(56)	(615)
Income from discontinued operations	—	1,875	1,055
Cumulative effect of accounting changes	—	(47)	(158)

Net income	$114	$1,772	$282

        Corporate/Other reported revenues, net of interest expense, of $687 million in 2003, which decreased $98 million from 2002, were primarily due to lower intersegment eliminations, partially offset by higher net treasury results. The treasury increase resulted from a gain on the sale of a convertible bond and favorable interest rate positioning, partially offset by lower realized gains on fixed income investments. Revenues, net of interest expense, of $785 million in 2002 increased $983 million from 2001, primarily due to higher net treasury results and the impact of higher intersegment eliminations. The increased treasury revenues primarily related to favorable interest rate positioning and lower funding costs, including the impact of lower interest rates and earnings on fixed income investments, partially offset by the impact of increased borrowing levels.

        Operating expenses of $798 million in 2003 decreased $174 million from 2002, primarily due to lower intersegment eliminations, partially offset by higher unallocated corporate costs and a $50 million pretax expense for the contribution of appreciated venture capital securities to the Citigroup Foundation. The increase in unallocated corporate costs included higher insurance, employee-related, and legal costs. The Citigroup Foundation contributions had minimal impact on Citigroup's earnings after related tax benefits. Operating expenses of $972 million in 2002 increased $77 million from 2001, primarily due to higher intersegment eliminations and employee-related costs, partially offset by a decrease in certain net unallocated corporate costs and the absence of a $57 million 2001 fourth-quarter pretax expense for the contribution of appreciated venture capital securities to the Citigroup Foundation. This contribution had minimal impact on Citigroup's earnings after related tax benefits and investment gains.

        The provisions for benefits, claims, and credit losses in 2003, 2002, and 2001 were primarily the result of intersegment eliminations. Income tax benefits of $232 million in 2003 included the impact of a tax reserve release of $200 million that had been held at the legacy Associates' businesses and was deemed to be in excess of expected tax liabilities. Income tax benefits of $111 million in 2002 included the tax benefit resulting from the loss incurred on the sale of the Associates property and casualty operations to TPC, which was spun-off in the 2002 third quarter.

        Discontinued operations (see Note 3 to the Consolidated Financial Statements) includes the operations of TPC through August 20, 2002. Income from discontinued operations in 2002 also included gains on the sale of stock by a subsidiary of $1.270 billion ($1.158 billion after-tax), primarily consisting of an after-tax gain of $1.061 billion as a result of the TPC IPO of 231 million shares of its class A common stock. Income from discontinued operations in 2001 reflected catastrophe losses from the property and casualty business associated with the events of September 11th.

        The 2002 cumulative effect of accounting changes of $47 million reflected the 2002 impact of adopting SFAS 142 relating to goodwill and indefinite-lived intangible assets. The 2001 cumulative effect of accounting changes of $158 million included a charge of $42 million related to the adoption of SFAS 133 and a charge of $116 million reflecting the impact of adopting EITF 99-20. See Note 1 to the Consolidated Financial Statements for further details of the cumulative effect of accounting changes.

MANAGING GLOBAL RISK

        The Citigroup risk management framework recognizes the diversity of Citigroup's global business activities by balancing strong corporate oversight with well-defined independent risk management functions within each business.

        The risk management framework is grounded on the following seven principles, which apply universally across all businesses and all risk types:

  •
  Risk management is integrated within the business plan and strategy.

  •
  All risks and resulting returns are owned and managed by an accountable business unit.

  •
  All risks are managed within a limit framework; risk limits are endorsed by business management and approved by independent risk management.

  •
  All risk management policies are clearly and formally documented.

  •
  All risks are measured using defined methodologies, including stress testing.

  •
  All risks are comprehensively reported across the organization.

        The Citigroup Senior Risk Officer is responsible for establishing standards for the measurement, approval, reporting and limiting of risk, for managing, evaluating, and compensating the senior independent risk managers at the business level, for approving business-level risk management policies, for approving business risk-taking authority through the allocation of limits and capital, and for reviewing, on an ongoing basis, major risk exposures and concentrations across the organization. Risks are regularly reviewed with the independent business-level risk managers, the Citigroup senior business managers, and as appropriate, the Citigroup Board of Directors.

        The independent risk managers at the business level are responsible for establishing and implementing risk management policies and practices within their business, while ensuring consistency with Citigroup standards. As noted above, the independent risk managers report directly to the Citigroup Senior Risk Officer, however they remain accountable, on a day-to-day basis, for appropriately meeting and responding to the needs and issues of their business unit, and for overseeing the risks present.

        The following sections summarize the processes for managing credit, market, operational and country risks within Citigroup's major businesses.

RISK CAPITAL

        As of January 1, 2004, the Company implemented a methodology to consistently quantify Risk Capital requirements within and across Citigroup businesses.

        Risk Capital is defined at Citigroup as the amount of capital resources required to cover the potential unexpected economic losses resulting from extremely severe events over a one-year time period.

  •
  "Economic losses" include losses that appear on the income statement and fair value adjustments to the financial statements, as well as any further declines in the value of assets or increases in the value of liabilities not captured on the income statement.

  •
  "Unexpected losses" is the difference between the potential losses at the 99.97% confidence level and the expected (average) loss over the one-year time period.

        Risk Capital facilitates both the quantification of risk levels and the assessment of "book" capital adequacy. During 2004, Citigroup will extend the application of Risk Capital beyond risk measurement and capital adequacy, and will also calculate "Return on Risk Capital," facilitating internal performance assessments within and across businesses.

        Methodologies to measure Risk Capital have been jointly developed by Risk Management, the Financial Division and Citigroup businesses, and approved by the Citigroup Senior Risk Officer and Citigroup Chief Financial Officer. It is expected, due to the evolving nature of Risk Capital, that these methodologies will continue to be refined.

        The drivers of "economic losses" are risks, which can be broadly categorized as Credit Risk (including Cross-Border Risk), Market Risk, Operational Risk, and Insurance Risk:

  •
  Credit risk losses primarily result from a borrower's or counterparty's inability to meet its obligations.

  •
  Market risk losses arise primarily from fluctuations in the market value of trading and non-trading positions.

  •
  Operational risk losses result from inadequate or failed internal processes, people, systems or from external events.

  •
  Insurance risks arise from unexpectedly high payouts on insurance liabilities.

        These risks are measured and aggregated within businesses and across Citigroup to facilitate the understanding of the understanding of the Company's exposure to extreme downside events (expressed as "Risk Capital") and any changes in its level or its composition.

        At December 31, 2003, Risk Capital for Citigroup was calculated to be approximately $46.7 billion, with the following breakdown by risk type:

In billions of dollars
Credit risk	$28.7
Market risk	16.8
Operational risk	6.1
Insurance risk	0.3
Intersector diversification	(5.2)

Total Citigroup	$46.7

        Management believes that Citigroup is well capitalized based on many measures of risk, including Risk Capital. Tier 1 Capital plus the allowance for credit losses qualifying for Tier 2 Capital of $76.4 billion compared favorably to Citigroup Risk Capital requirements of $46.7 billion. The difference between Tier 1 Capital plus Reserves and Risk Capital requirements represents a significant level of surplus capital for internal growth, and the flexibility to pursue acquisition opportunities.

CREDIT RISK MANAGEMENT PROCESS

Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations. Credit risk arises in many of the Company's business activities including lending activities, sales and trading activities, derivatives activities, and securities transactions, settlement activities, and when the Company acts as an intermediary on behalf of its clients and other third parties. The credit risk management process at Citigroup relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership.

LOANS OUTSTANDING

In millions of dollars at year-end	2003	2002(1)	2001(1)	2000(1)	1999(1)
Consumer loans
In U.S. offices:
Mortgage and real estate	$129,507	$121,178	$80,099	$73,166	$59,376
Installment, revolving credit, and other	136,725	113,620	100,801	95,643	80,589
Lease financing	8,523	12,027	13,206	12,993	8,813

	274,755	246,825	194,106	181,802	148,778

In offices outside the U.S.:
Mortgage and real estate	28,743	26,564	28,688	24,988	24,808
Installment, revolving credit, and other	76,718	65,343	57,681	56,557	51,555
Lease financing	2,216	2,123	2,143	2,092	1,080

	107,677	94,030	88,512	83,637	77,443

	382,432	340,855	282,618	265,439	226,221
Unearned income	(2,500)	(3,174)	(4,644)	(5,390)	(5,426)

Consumer loans—net	379,932	337,681	277,974	260,049	220,795

Corporate loans
In U.S. offices:
Commercial and industrial	15,207	22,041	15,997	19,594	12,948
Lease financing	2,010	2,017	4,473	812	700
Mortgage and real estate(2)	95	2,573	2,784	3,490	5,439

	17,312	26,631	23,254	23,896	19,087

In offices outside the U.S.:
Commercial and industrial	62,884	67,456	72,515	68,069	60,722
Mortgage and real estate	1,751	1,885	1,874	1,720	1,728
Loans to financial institutions	12,063	8,583	10,163	9,559	7,692
Lease financing	2,859	2,784	2,036	2,024	1,854
Governments and official institutions	1,496	3,081	4,033	1,952	3,250

	81,053	83,789	90,621	83,324	75,246

	98,365	110,420	113,875	107,220	94,333
Unearned income	(291)	(296)	(455)	(247)	(227)

Corporate loans—net	98,074	110,124	113,420	106,973	94,106

Total loans—net of unearned income	478,006	447,805	391,394	367,022	314,901
Allowance for credit losses—on drawn exposures	(12,643)	(11,101)	(9,688)	(8,561)	(8,453)

Total loans—net of unearned income and allowance for credit losses	$465,363	$436,704	$381,706	$358,461	$306,448

(1)
Reclassified to conform to the 2003 presentation.

(2)
Excludes loans held by the insurance subsidiaries which are included within Other Assets on the Consolidated Balance Sheet in 2003.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

In millions of dollars at year-end	2003	2002(1)	2001(1)	2000(1)	1999(1)
Other real estate owned(2)
Consumer	$437	$495	$393	$366	$332
Corporate(3)	105	75	147	189	200
Corporate/Other	—	—	8	8	14

Total other real estate owned	$542	$570	$548	$563	$546

Other repossessed assets(4)	$151	$230	$439	$292	$256

(1)
Reclassified to conform to the 2003 presentation.

(2)
Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.

(3)
Excludes Other Real Estate Owned for the insurance subsidiaries businesses in the amount of $36 million, $118 million, $102 million and $311 million for 2002, 2001, 2000 and 1999, respectively, which are included in Other Assets on the Consolidated Balance Sheet in 2003.

(4)
Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars	2003	2002(1)	2001(1)	2000(1)	1999(1)
Allowance for credit losses at beginning of year	$11,101	$9,688	$8,561	$8,453	$8,196

Provision for credit losses
Consumer	7,316	7,714	5,947	4,997	4,410
Corporate	730	2,281	853	342	350

	8,046	9,995	6,800	5,339	4,760

Gross credit losses
Consumer(2)
In U.S. offices	5,783	5,826	4,991	3,827	3,176
In offices outside the U.S.	3,270	2,865	2,132	1,973	1,812
Corporate
Mortgage and real estate
In U.S. offices	—	5	13	10	59
In offices outside the U.S.	27	23	3	22	11
Governments and official institutions outside the U.S.	111	—	—	—	—
Loans to financial institutions
In U.S. offices	—	—	10	—	—
In offices outside the U.S.	13	4	—	—	11
Commercial and industrial
In U.S. offices	383	825	572	149	73
In offices outside the U.S.	939	1,018	567	277	466

	10,526	10,566	8,288	6,258	5,608

Credit recoveries
Consumer(2)
In U.S. offices	763	729	543	544	440
In offices outside the U.S.	735	510	423	404	359
Corporate(3)
Mortgage and real estate
In U.S. offices	—	1	1	9	12
In offices outside the U.S.	1	—	1	1	2
Governments and official institutions outside the U.S.	—	2	—	1	—
Loans to financial institutions in offices outside the U.S.	12	6	9	9	5
Commercial and industrial
In U.S. offices	34	147	154	27	16
In offices outside the U.S.	215	168	129	69	91

	1,760	1,563	1,260	1,064	925

Net credit losses
In U.S. offices	5,369	5,779	4,888	3,406	2,840
In offices outside the U.S.	3,397	3,224	2,140	1,788	1,843

	8,766	9,003	7,028	5,194	4,683

Other—net(4)	2,262	421	1,355	(37)	180

Allowance for credit losses at end of year	$12,643	$11,101	$9,688	$8,561	$8,453

Allowance for unfunded lending commitments(5)	600	567	450	450	450

Total allowance for loans, leases, and unfunded lending commitments	$13,243	$11,668	$10,138	$9,011	$8,903

Net consumer credit losses	$7,555	$7,452	$6,157	$4,852	$4,189
As a percentage of average consumer loans	2.22%	2.55%	2.33%	2.03%	2.03%

Net corporate credit losses	$1,211	$1,551	$871	$342	$494
As a percentage of average corporate loans	1.17%	1.44%	0.76%	0.35%	0.53%

(1)
Reclassified to conform to the 2003 presentation.

(2)
Consumer credit losses and recoveries primarily relate to revolving credit and installment loans.

(3)
Amounts in 2003, 2002 and 2001 include $12 million (through the 2003 third quarter), $114 million and $52 million, respectively, of collections from credit default swaps purchased from third parties. From the 2003 fourth quarter forward, collections from credit default swaps are included within Principal Transactions on the Consolidated Statement of Income.

(4)
2003 primarily includes the addition of $2.1 billion of credit loss reserves related to the acquisition of the Sears credit card business. 2002 primarily includes the addition of $452 million of credit loss reserves related to the acquisition of GSB. 2001 primarily includes the addition of credit loss reserves related to the acquisitions of Banamex and EAB. 2000 and 1999 include the addition of credit loss reserves related to other acquisitions. All periods also include the impact of foreign currency translation.

(5)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

In millions of dollars at year end	2003	2002(1)	2001(1)	2000(1)	1999(1)
Corporate cash-basis loans
Collateral dependent (at lower of cost or collateral value)(2)	$8	$64	$365	$108	$200
Other(5)	3,411	3,931	2,522	1,436	1,131

Total	$3,419	$3,995	$2,887	$1,544	$1,331

Corporate cash-basis loans(3)(5)
In U.S. offices	$640	$887	$678	$293	$184
In offices outside the U.S.	2,779	3,108	2,209	1,251	1,147

Total	$3,419	$3,995	$2,887	$1,544	$1,331

Corporate renegotiated loans(4)
In U.S. offices	$107	$115	$263	$305	$256
In offices outside the U.S.	33	55	74	94	56

Total	$140	$170	$337	$399	$312

Consumer loans on which accrual of interest had been suspended(5)
In U.S. offices	$3,127	$3,114	$3,101	$2,158	$1,933
In offices outside the U.S.	2,958	2,792	2,266	1,626	1,833

Total	$6,085	$5,906	$5,367	$3,784	$3,766

Accruing loans 90 or more days delinquent(6)(7)
In U.S. offices	$3,298	$2,639	$1,822	$1,247	$874
In offices outside the U.S.	576	447	776	385	452

Total	$3,874	$3,086	$2,598	$1,632	$1,326

(1)
Reclassified to conform to the 2003 presentation.

(2)
A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(3)
Cash-basis loans for the insurance subsidiaries and Proprietary Investment Activities businesses were $62 million, $21 million, $46 million and $55 million for 2002, 2001, 2000 and 1999, respectively, which are included in Other Assets on the Consolidated Balance Sheet in 2003.

(4)
Includes corporate and commercial markets loans.

(5)
The December 31, 2002 balance includes GSB data. The December 31, 2001 balance includes Banamex data.

(6)
The December 31, 2003 balance includes the Sears and Home Depot data. The December 31, 2002 balance includes GSB data. The December 31, 2001 balance includes Banamex data.

(7)
Substantially comprised of consumer loans of which $1,643 million, $1,764 million, $920 million, $503 million, and $379 million are government-guaranteed student loans and Federal Housing Authority mortgages at December 31, 2003, 2002, 2001, 2000, and 1999, respectively.

FOREGONE INTEREST REVENUE ON LOANS(1)

In millions of dollars	In U.S. offices	In non- U.S. offices	2003 Total
Interest revenue that would have been accrued at original contractual rates(2)	$346	$585	$931
Amount recognized as interest revenue(2)	49	145	194

Foregone interest revenue	$297	$440	$737

(1)
Relates to corporate cash-basis, renegotiated loans and consumer loans on which accrual of interest had been suspended.

(2)
Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

CONSUMER CREDIT RISK

        Within Global Consumer, business-specific credit risk policies and procedures are derived from the following risk management framework:

  •
  Each business must develop a plan, including risk/return tradeoffs, as well as risk acceptance criteria and policies appropriate to their activities.

  •
  Senior Business Managers are responsible for managing risk/return tradeoffs in their business.

  •
  Senior Business Managers, in conjunction with Senior Credit Officers, implement business-specific risk management policies and practices.

  •
  Approval policies for a product or business are tailored to internal audit ratings, profitability, and credit risk management performance.

  •
  Independent credit risk management is responsible for establishing the Global Consumer Policy, approving business-specific policies and procedures, monitoring business risk management performance, providing ongoing assessment of portfolio credit risks, and approving new products and new risks.

CONSUMER PORTFOLIO REVIEW

Citigroup's consumer loan portfolio is well diversified by both customer and product. Consumer loans comprise 79% of the total loan portfolio. These loans represent thousands of borrowers with relatively small individual balances. The loans are diversified with respect to the location of the borrower, with 72% originated in the United States and 28% originated from offices outside the United States. Mortgage and real estate loans constitute 41% of the total consumer loan portfolio; and installment, revolving credit and other consumer loans and leases constitute 59% of the portfolio.

        In the consumer portfolio, credit loss experience is often expressed in terms of annualized net credit losses as a percentage of average loans. Pricing and credit policies reflect the loss experience of each particular product and country. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The specific write-off criteria is set according to loan product and country (see Note 1 to the Consolidated Financial Statements).

        Commercial Markets, which is included within Retail Banking, includes loans and leases made principally to small- and middle-market businesses. Commercial Markets loans, which comprise 11% of the total consumer loan portfolio, are placed on a non-accrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Commercial Markets non-accrual loans are not strictly determined on a delinquency basis; therefore, they have been presented as a separate component in the consumer credit disclosures.

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The table also summarizes the accrual status of Commercial Markets loans as a percentage of related loans. The managed loan portfolio includes credit card receivables held-for-sale and securitized, and the table reconciles to a held basis, the comparable GAAP measure. Only North America Cards from a product view and North America from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio, as the results of both the held and securitized portfolios impact the overall performance of the Cards business. For a further discussion of managed basis reporting, see the Cards business on page 20 and Note 12 to the Consolidated Financial Statements.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

	Total Loans				Average Loans
In millions of dollars, except total and average loan amounts in billions Product View:		90 Days or More Past Due(1)				Net Credit Losses(1)
	2003	2003	2002(2)	2001(2)	2003	2003	2002(2)	2001(2)
Cards	$158.4	$3,392	$2,397	$2,386	$130.5	$7,694	$7,169	$6,048
Ratio		2.14%	1.84%	1.97%		5.90%	5.93%	5.28%
North America Cards	143.7	3,133	2,185	2,210	118.0	7,171	6,669	5,655
Ratio		2.18%	1.85%	1.99%		6.08%	6.05%	5.41%
International Cards	14.7	259	212	176	12.5	523	500	393
Ratio		1.76%	1.78%	1.66%		4.19%	4.68%	3.96%
Consumer Finance	94.1	2,221	2,197	2,269	90.7	3,517	3,026	2,246
Ratio		2.36%	2.48%	2.92%		3.88%	3.69%	2.99%
North America Consumer Finance	72.6	1,683	1,786	2,001	69.9	2,059	1,865	1,527
Ratio		2.32%	2.64%	3.36%		2.94%	3.00%	2.65%
International Consumer Finance	21.5	538	411	268	20.8	1,458	1,161	719
Ratio		2.50%	1.98%	1.49%		7.02%	5.88%	4.14%
Retail Banking	123.9	3,802	3,647	2,755	116.7	614	644	543
Ratio		3.07%	3.18%	3.31%		0.52%	0.71%	0.68%
North America Retail Banking	88.5	2,299	2,419	1,681	83.4	139	268	177
Ratio		2.60%	2.90%	3.21%		0.17%	0.45%	0.36%
International Retail Banking	35.4	1,503	1,228	1,074	33.3	475	376	366
Ratio		4.24%	3.91%	3.46%		1.42%	1.20%	1.17%
Private Bank(3)	34.8	121	174	135	33.1	18	14	14
Ratio		0.35%	0.56%	0.54%		0.05%	0.05%	0.06%
Other Consumer	0.9	—	1	11	1.0	—	10	51

Managed loans (excluding Commercial Markets)(4)	$412.1	$9,536	$8,416	$7,556	$372.0	$11,843	$10,863	$8,902
Ratio		2.31%	2.30%	2.43%		3.18%	3.36%	2.98%

Securitized receivables (all in North America Cards)	(76.1)	(1,421)	(1,285)	(1,282)	(71.4)	(4,529)	(3,760)	(3,251)
Credit card receivables held-for-sale(5)	—	—	(121)	(110)	(3.2)	(221)	(363)	(317)

On-balance sheet loans (excluding Commercial Markets)	$336.0	$8,115	$7,010	$6,164	$297.4	$7,093	$6,740	$5,334
Ratio		2.42%	2.40%	2.61%		2.38%	2.67%	2.36%

		Cash-Basis Loans				Net Credit Losses
Commercial Markets Groups(6)	$39.9	$1,350	$1,299	$1,301	$42.2	$462	$712	$823
Ratio		3.38%	2.90%	3.13%		1.09%	1.76%	2.14%

Total Consumer Loans(7)	$375.9				$339.6	7,555	7,452	6,157

Regional View:

North America (excluding Mexico)	$317.8	$6,794	$6,135	$5,458	$284.8	$9,322	$8,623	$7,322
Ratio		2.14%	2.18%	2.34%		3.27%	3.55%	3.26%
Mexico	6.9	388	355	524	6.7	55	195	98
Ratio		5.65%	5.43%	6.65%		0.82%	2.85%	2.49%
EMEA	34.0	1,669	1,253	830	30.3	617	440	362
Ratio		4.90%	4.47%	3.69%		2.04%	1.77%	1.68%
Japan	17.4	355	258	192	16.8	1,331	1,035	590
Ratio		2.04%	1.46%	1.16%		7.91%	5.71%	3.52%
Asia (excluding Japan)	33.1	286	340	395	30.5	398	393	289
Ratio		0.86%	1.19%	1.46%		1.30%	1.42%	1.09%
Latin America	2.9	44	75	157	2.9	120	177	241
Ratio		1.50%	2.48%	3.49%		4.10%	5.08%	4.45%

Managed loans (excluding Commercial Markets)(4)	$412.1	$9,536	$8,416	$7,556	$372.0	$11,843	$10,863	$8,902
Ratio		2.31%	2.30%	2.43%		3.18%	3.36%	2.98%

(1)
The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)
Reclassified to conform to the 2003 presentation.
(3)
Private Bank results are reported as part of the Global Investment Management segment.
(4)
This table presents credit information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. Only North America Cards from a product view, and North America from a regional view, are impacted. See a discussion of managed basis reporting on page 43.
(5)
Included within Other Assets on the Consolidated Balance Sheet.
(6)
Includes CitiCapital collateral-dependent loans.
(7)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $2 billion, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars
	2003	2002(1)	2001(1)	2003	2002(1)	2001(1)
Total managed(2) (including Commercial Markets)	$452.0	$410.3	$352.8	$414.2	$364.1	$337.2
Securitized receivables (all in North America Cards)	(76.1)	(67.1)	(68.3)	(71.4)	(65.2)	(63.8)
Credit card receivables held-for-sale(3)	—	(6.5)	(6.5)	(3.2)	(6.5)	(9.2)

On-balance sheet(4) (including Commercial Markets)	$375.9	$336.7	$278.0	$339.6	$292.4	$264.2

(1)
Reclassified to conform to the 2003 presentation in the Consumer Credit table.
(2)
This table presents loan information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. See a discussion of managed basis reporting on page 43.
(3)
Included within Other Assets on the Consolidated Balance Sheet.
(4)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $2 billion, respectively, for 2003 and approximately $1 billion and $1 billion, respectively, for 2002, which are included in Consumer Loans on the Consolidated Balance Sheet.

        Total delinquencies 90 days or more past due (excluding Commercial Markets) in the managed portfolio were $9.536 billion or 2.31% of loans at December 31, 2003, compared to $8.416 billion or 2.30% at December 31, 2002 and $7.556 billion or 2.43% at December 31, 2001. Total cash-basis loans in Commercial Markets were $1.350 billion or 3.38% of loans at December 31, 2003, compared to $1.299 billion or 2.90% at December 31, 2002 and $1.301 billion or 3.13% at December 31, 2001. Total managed net credit losses (excluding Commercial Markets) in 2003 were $11.843 billion and the related loss ratio was 3.18%, compared to $10.863 billion and 3.36% in 2002 and $8.902 billion and 2.98% in 2001. In Commercial Markets, total net credit losses were $462 million and the related loss ratio was 1.09% in 2003, compared to $712 million and 1.76% in 2002 and $823 million and 2.14% in 2001. For a discussion of trends by business, see business discussions on pages 19 to 24 and page 32.

        Citigroup's total allowance for loans, leases and corporate lending commitments of $13.243 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $9.088 billion at December 31, 2003, $7.021 billion at December 31, 2002 and $6.190 billion at December 31, 2001. The increase in the allowance for credit losses from 2002 was primarily due to an addition of $2.1 billion associated with the acquisition of Sears and the impact of foreign currency translation, partially offset by the write-off of Argentine compensation notes in the 2003 third quarter. During the year, the impact of improved credit conditions in North America and Latin America, mainly in Argentina which also experienced a decline in loan volumes, was partially offset by increases in the allowance for credit losses attributable to credit conditions in Germany and Japan. The increase in 2002 was primarily related to the $452 million addition associated with the GSB acquisition, a $206 million increase in Citi Cards established in accordance with FFIEC guidance related to past-due interest and late fees and the benefit of strengthening currencies.

        On-balance sheet consumer loans of $375.9 billion increased $39.2 billion or 12% from December 31, 2002, primarily driven by the additions of the Sears and Home Depot portfolios, combined with the impact of strengthening currencies and growth in mortgage and other real-estate-secured loans in Consumer Assets, Consumer Finance and Private Bank. Growth in student loans in North America and margin lending in Private Bank also contributed to the growth in consumer loans. Loans in Japan declined in 2003, as a high level of charge-offs and pay-downs were combined with reduced loan demand in the Consumer Finance portfolio. In CitiCapital, loans declined in 2003 and 2002, reflecting the liquidation of non-core portfolios including a decline of approximately $1.2 billion resulting from the 2003 sale of the CitiCapital Fleet Services portfolio. The increase in 2002 was primarily driven by the addition of GSB loans, receivable growth in Citi Cards, and growth in mortgage and other real-estate-secured loans, partially offset by the 2002 sale of the $2.0 billion mortgage portfolio in Japan.

        Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies. Net credit losses are expected to increase from 2003 due to the inclusion of a full year's credit losses for acquired portfolios. Credit loss ratios in North America Cards are expected to increase due to the integration of the Sears and Home Depot portfolios, including the impact of conforming to Citigroup and FFIEC guidelines. Excluding the impact of Sears and Home Depot, management expects that 2004 consumer credit loss rates will be comparable to 2003. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 66.

CORPORATE CREDIT RISK

        For corporate clients and investment banking activities across the organization, the credit process is grounded in a series of fundamental policies, including:

•
Ultimate business accountability for managing credit risks;

•
Joint business and independent risk management responsibility for establishing limits and risk management practices;

•
Single center of control for each credit relationship that coordinates credit activities with that client, directly approves or co-approves all extensions of credit to that client, reviews aggregate exposures, and ensures compliance with exposure limits;

•
Portfolio limits, including obligor limits by risk rating and by maturity, to ensure diversification and maintain risk/capital alignment;

•
A minimum two-authorized credit officer-signature requirement on extensions of credit—one from a sponsoring credit officer in the business and one from a credit officer in independent credit risk management;

•
Uniform risk measurement standards, including risk ratings, which must be assigned to every obligor and facility in accordance with Citigroup standards; and

•
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

        The following table presents the corporate credit portfolio, before consideration of collateral, by maturity at December 31, 2003. The corporate portfolio is broken out by direct outstandings which include drawn loans, overdrafts, interbank placements, banker's acceptances, certain investment securities and leases, and unfunded commitments which include unused commitments to lend, letters of credit and financial guarantees.

In billions of dollars	Within 1 Year	Greater than 1 Year but Within 5	Greater than 5 Years	Total Exposure
Direct outstandings	$136	$37	$11	$184
Unfunded commitments	138	70	10	218

Total	$274	$107	$21	$402

Credit Exposure Arising from Derivatives and Foreign Exchange

        The following table summarizes the components of derivatives receivables, representing the fair value of the derivative contracts before taking into account the effects of legally enforceable master netting agreements at December 31, 2003 and 2002. The fair value represents the cost to replace the contracts at current market rates should the counterparty default.

Type of Derivative

In millions of dollars	2003	2002
Interest rate	$163,446	$172,390
Foreign exchange	72,239	44,055
Credit derivatives	2,101	1,479
Equity	7,564	6,258
Commodity and other	4,945	1,885

Total	$250,295	$226,067

        Legally enforceable master netting agreements are in place which permit the Company to net receivables and payables with the same counterparty across different underlying derivative contracts. The amount of netting under these agreements at December 31, 2003 and 2002 was $186.1 billion and $182.7 billion, respectively. In addition, the Company obtained cash collateral from counterparties that further served to reduce exposure. After taking into account the benefit of netting and collateral, derivatives receivables recorded on the balance sheet as Trading Account Assets at December 31, 2003 and 2002 were $55.3 billion and $37.5 billion, respectively.

        The Company's credit exposure on derivatives and foreign exchange contracts is primarily to professional counterparties in the financial sector, with 79% arising from transactions with banks, investment banks, governments and central banks, and other financial institutions.

        For purposes of managing credit exposure on derivative and foreign exchange contracts, particularly when looking at exposure to a single counterparty, the Company measures and monitors credit exposure taking into account the current mark-to-market value of each contract plus a prudent estimate of its potential change in value over its life. This measurement of the potential future exposure for each credit facility is based on a stressed simulation of market rates and generally takes into account legally enforceable risk-mitigating agreements for each obligor such as netting and margining. The following table presents the global derivatives portfolio by internal obligor credit rating at December 31, 2003 and 2002, as a percentage of credit exposure:

	2003	2002
AAA/AA/A	78%	76%
BBB	12%	14%
BB/B	8%	8%
Unrated	2%	2%

The following table presents the global derivative portfolio by industry of the obligor as a percentage of credit exposure:

	2003	2002
Financial institutions	70%	72%
Governments	9%	8%
Corporations	21%	20%

Portfolio Mix

        The corporate credit portfolio is geographically diverse by region. The following table shows direct outstandings and unfunded commitments by region:

	Dec. 31, 2003	Dec. 31, 2002
North America	43%	43%
EMEA	29%	27%
Japan	3%	4%
Asia	13%	13%
Latin America	5%	6%
Mexico	7%	7%

Total	100%	100%

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

        Obligor risk ratings reflect an estimated probability of default for an obligor, and are derived primarily through the use of statistical models which are validated periodically, external rating agencies (under defined circumstances), or approved scoring or judgmental methodologies. Facility risk ratings are assigned, using the obligor risk rating, and then taken into consideration are factors that affect the loss-given-default of the facility such as parent support, collateral, or structure.

        Internal obligor ratings equivalent to BBB and above are considered investment-grade. Ratings below the equivalent of BBB are considered non-investment-grade.

        The following table presents the corporate credit portfolio by facility risk rating at December 31, 2003 and 2002, as a percentage of the total portfolio:

	Direct Outstandings and Unfunded Commitments
	2003	2002
AAA/AA/A	53%	52%
BBB	26%	24%
BB/B	16%	20%
CCC or below	2%	2%
Unrated	3%	2%

	100%	100%

        The corporate credit portfolio is diversified by industry with a concentration only to the financial sector which includes banks, other financial institutions, investment banks, and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total corporate portfolio:

	Direct Outstandings and Unfunded Commitments
	2003	2002
Government and central banks	14%	13%
Other financial institutions	8%	8%
Banks	6%	6%
Insurance	5%	5%
Investment banks	5%	3%
Utilities	4%	5%
Agricultural and food preparation	4%	4%
Telephone and cable	4%	4%
Petroleum	3%	3%
Industrial machinery and equipment	3%	3%
Autos	3%	2%
Freight transportation	2%	2%
Global information technology	2%	3%
Chemicals	2%	2%
Metals	2%	2%
Other industries(1)	33%	35%

Total	100%	100%

(1)
Includes all other industries, none of which exceeds 2% of total outstandings.

Credit Risk Mitigation

        As part of its overall risk management activities, the Company makes use of credit derivatives and other risk mitigants to hedge portions of the credit risk in its portfolio, in addition to outright asset sales. The effect of these transactions is to transfer credit risk to creditworthy, independent third parties. Beginning in the fourth quarter of 2003, the results of the mark-to-market and any realized gains or losses on credit derivatives are reflected in the Principal Transactions line on the Consolidated Statement of Income. At December 31, 2003 and 2002, $11.1 billion and $9.6 billion, respectively, of credit risk exposure was economically hedged. The reported amounts of direct outstandings and unfunded commitments in this report do not reflect the impact of these hedging transactions. At December 31, 2003 and 2002, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution:

Rating of Hedged Exposure

	2003	2002
AAA/AA/A	32%	35%
BBB	57%	55%
BB/B	10%	9%
CCC or below	1%	1%

	100%	100%

        At December 31, 2003 and 2002, the credit protection was economically hedging underlying credit exposure with the following industry distribution:

Industry of Hedged Exposure

	2003	2002
Utilities	14%	12%
Other financial institutions	11%	8%
Telephone and cable	9%	14%
Agriculture and food preparation	8%	7%
Autos	7%	3%
Global information technology	5%	6%
Industrial machinery and equipment	5%	6%
Business services	4%	4%
Banks	4%	3%
Petroleum	4%	4%
Other(1)	29%	33%

	100%	100%

(1)
Includes all other industries none of which is greater than 4% of the total hedged amount.

GLOBAL CORPORATE PORTFOLIO REVIEW

Corporate loans are identified as impaired and placed on a non-accrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Impaired corporate loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value, less disposal costs.

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	2003	2002(1)	2001(1)
Corporate cash-basis loans(2)
Capital Markets and Banking	$3,263	$3,423	$2,423
Transaction Services	156	572	464

Total corporate cash-basis loans	$3,419	$3,995	$2,887

Net credit losses
Capital Markets and Banking	$1,191	$1,349	$850
Transaction Services	23	165	21
Private Client Services(3)	—	6	—
Investment Activities(4)	(3)	31	—

Total net credit losses	$1,211	$1,551	$871

Corporate allowance for credit losses	$3,555	$4,080	$3,498
Corporate allowance for credit losses on unfunded lending commitments(5)	600	567	450
Total corporate allowance for loans, leases and unfunded lending commitments	$4,155	$4,647	$3,948

As a percentage of total corporate loans(6)	3.62%	3.70%	3.08%

(1)
Reclassified to conform to the 2003 presentation.

(2)
Cash-basis loans for the insurance subsidiaries and Proprietary Investment Activities businesses were $62 million for 2002 and $21 million for 2001, which are included in Other Assets on the Consolidated Balance Sheet in 2003.

(3)
Private Client Services is included within the Private Client Services segment.

(4)
Investment Activities results are reported in the Proprietary Investment Activities segment.

(5)
Represents additional reserves recorded within Other Liabilities on the Consolidated Balance Sheet.

(6)
Does not include the allowance for unfunded lending commitments.

        Corporate cash-basis loans were $3.419 billion, $3.995 billion and $2.887 billion at December 31, 2003, 2002 and 2001, respectively. Cash-basis loans decreased $576 million from December 31, 2002 due to a $416 million decrease in Transaction Services and a $160 million decrease in Capital Markets and Banking. Transaction Services decreased primarily due to a reclassification of cash-basis loans ($248 million) in Mexico to Capital Markets and Banking and charge-offs in Argentina and Poland. Capital Markets and Banking decreased primarily due to decreases to corporate borrowers in Argentina and New Zealand, as well as reductions in the telecommunications industry, partially offset by the reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services and increases on exposure to a single European counterparty and the energy industry.

        Cash-basis loans increased $1.108 billion in 2002 due to increases in Capital Markets and Banking and Transaction Services. Capital Markets and Banking primarily reflects increases in the energy and telecommunications industries combined with increases in Argentina, Brazil, Thailand, and Australia. Transaction Services increased primarily due to increases in trade finance receivables in Argentina and Brazil.

        Total corporate Other Real Estate Owned (OREO) was $105 million, $75 million and $155 million at December 31, 2003, 2002 and 2001, respectively. The $80 million decrease in 2002 from 2001 reflects improvements in the North America real estate portfolio.

        Total corporate loans outstanding at December 31, 2003 were $98 billion as compared to $110 billion and $113 billion at December 31, 2002 and 2001, respectively.

        Total corporate net credit losses of $1,211 million in 2003 decreased $340 million compared to 2002, primarily due to the absence of prior-year net credit losses for Argentina and exposures in the energy and telecommunications industries, reflecting improvements in the overall credit environment, partially offset by $345 million of credit losses related to exposure to a single European counterparty and credit losses to corporate borrowers in Poland. Total corporate net credit losses of $1.551 billion in 2002 increased $680 million compared to 2001 primarily due to higher net credit losses in the energy and telecommunications industries and Argentina.

        Citigroup's allowance for credit losses for loans, leases and lending commitments of $13.243 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the corporate portfolio was $4.155 billion at December 31, 2003, compared to $4.647 billion at December 31, 2002 and $3.948 billion at December 31, 2001. The allowance attributed to corporate loans and leases as a percentage of corporate loans was 3.62% at December 31, 2003, as compared to 3.70% and 3.08% at December 31, 2002 and 2001, respectively. The $492 million decrease in the total allowance at December 31, 2003 from December 31, 2002 primarily reflects reserve releases of $300 million due to continued improvement in the portfolio. The $699 million increase in the total allowance at December 31, 2002 from December 31, 2001 primarily reflects reserves established as a result of the impact of the deterioration in the Argentine economy and the telecommunications and energy industries on the commercial portfolio. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Corporate net credit losses and cash-basis loans are expected to improve from 2003 levels reflecting improving global economic conditions. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 66.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

In millions of dollars at year-end	Due Within 1 Year	Over 1 Year but Within 5 Years	Over 5 Years	Total
Maturities of the gross corporate loan portfolio
In U.S. offices
Commercial and Industrial loans	$5,922	$7,064	$2,221	$15,207
Mortgage and real estate	37	44	14	95
Lease financing	783	934	293	2,010
In offices outside the U.S.	52,034	25,301	3,718	81,053

Total corporate loan Portfolio	$58,776	$33,343	$6,246	$98,365

Sensitivity of loans due after one year to changes in interest rates(1)
Loans at predetermined interest rates		$7,401	$2,548
Loans at floating or adjustable interest rates		25,942	3,698

Total		$33,343	$6,246

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

        Businesses, working in conjunction with independent Market Risk Management, must ensure that market risks are independently measured, monitored, and reported to ensure transparency in risk-taking activities and integrity in risk reports. In all cases, the businesses are ultimately responsible for the market risks that they take and for remaining within their defined limits.

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" section on page 56. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in Non-trading Portfolios, as well as in Trading Portfolios.

Non-Trading Portfolios

        During the second quarter of 2003, Citigroup implemented a revised market risk management policy for its non-trading portfolios. Under this policy, there is a uniform set of standards for defining, measuring, limiting and reporting market risk in non-trading portfolios in order to ensure consistency across businesses, stability in methodologies and transparency of risk.

        Price risk in non-trading portfolios is measured predominantly through Interest Rate Exposure and factor sensitivity techniques. These techniques are supplemented with additional measurements, including stress testing the impact on earnings and equity for non-linear interest rate movements, and analysis of portfolio duration, basis risk, spread risk, volatility risk, and cost-to-close.

        Business units manage the potential earnings effect of interest rate movements by managing the asset and liability mix, either directly or through the use of derivative financial products. These include interest rate swaps and other derivative instruments that are designated and effective as hedges. The utilization of derivatives is determined based on changing market conditions as well as to changes in the characteristics and mix of the related assets and liabilities.

        Interest Rate Exposure is the primary corporate-wide method for measuring price risk in Citigroup's non-trading portfolios (excluding the insurance companies). Interest Rate Exposure measures the pretax earnings impact of specified upward and downward instantaneous parallel 50, 100, and 200 basis point shifts in the individual currency yield curve assuming a static portfolio. Citigroup measures this impact over one-year, five-year, and ten-year time horizons under business-as-usual conditions.

        The Interest Rate Exposure is calculated separately for each currency and reflects the repricing gaps in the position as well as option positions, both explicit and embedded. Citigroup aggregates its Interest Rate Exposure on a daily basis by business, geography, and currency.

        The following table illustrates the impact to Citigroup's pretax earnings over a one-year and five-year time horizon from a 100 basis point increase and a 100 basis point decrease in the yield curves applicable to various currencies, the primary scenarios evaluated by senior management.

Citigroup Interest Rate Exposure (Impact on Pretax Earnings)(1)

	December 31, 2003		December 31, 2002
In millions of dollars
	Increase	Decrease	Increase	Decrease
U.S. dollar
Twelve months and less	($793)	$266	($822)	$969
Discounted five year	$558	($2,739)	($362)	$589

Mexican peso(2)
Twelve months and less	$55	($55)	$34	($34)
Discounted five year	$226	($226)	$11	($11)

Euro(3)
Twelve months and less	($86)	$86
Discounted five year	$32	($32)

Japanese yen(3)
Twelve months and less	$65	NM(4)
Discounted five year	$142	NM(4)

Pound sterling(3)
Twelve months and less	$31	($31)
Discounted five year	$142	($142)

(1)
Excludes the insurance companies (see below).

(2)
Mexican peso amounts as of December 31, 2002 have been restated from a statistical equivalent basis to a 100 basis point change in interest rates.

(3)
Prior-period data as of December 31, 2002 for the euro, Japanese yen and pound sterling under the revised Citigroup market risk management policy is not available. Earnings-at-risk for these currencies was not material in prior periods.

(4)
Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the Japanese yen yield curve.

        The change in U.S. dollar Interest Rate Exposure from the prior year reflects changes in the aggregate asset/liability mix, changes in actual and projected pre-payments for mortgages and mortgage-related investments, as well as Citigroup's view of prevailing interest rates.

Insurance Companies

        The table below reflects the estimated decrease in the fair value of financial instruments held in the Insurance companies as of December 31, 2003 and 2002, as a result of a 100 basis point increase in interest rates.

In millions of dollars	2003	2002
Assets
Investments	$2,226	$1,897

Liabilities
Long-term debt	$8	$11
Contractholder funds	996	932

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

        Factor sensitivities are defined as the change in the value of a position for a defined change in a market risk factor (e.g., the change in the value of a Treasury bill for a 1 basis point change in interest rates). It is the responsibility of independent market risk management to ensure that factor sensitivities are calculated, monitored and, in most cases, limited, for all relevant risks taken in a trading portfolio.

        Value-at-risk estimates the potential decline in the value of a position or a portfolio, under normal market conditions, over a one-day holding period, at a 99% confidence level. The value-at-risk method incorporates the factor sensitivities of the trading portfolio with the volatilities and correlations of those factors. Citigroup's value-at-risk is based on the volatilities of, and correlations between, approximately 100,000 market risk factors, including factors that track the specific issuer risk in debt and equity securities.

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

        Risk capital for market risk in trading portfolios is based on an annualized value-at-risk figure, with adjustments for unused limit capacity and intra-day trading activity.

        Total revenue of the trading business consists of customer revenue, which includes spreads from customer flow and positions taken to facilitate customer orders, proprietary trading activities in both cash and derivative transactions and net interest revenue. All trading positions are marked-to-market with the result reflected in earnings. Even if a desk experiences a mark-to-market loss equivalent to its value-at-risk, its daily profit and loss could still be positive, primarily due to customer flow revenue. In 2003, negative trading-related revenue was recorded for four of 251 trading days. Of the four days on which negative revenue was recorded, only one was greater than $30 million and this day was less than $35 million. The following histogram of total daily revenue or loss captures trading volatility and shows the number of days in which the Company's trading-related revenues fell within particular ranges.

Histogram of Daily Trading-Related Revenue—
Twelve Months Ended December 31, 2003

        Citigroup periodically performs extensive back-testing of many hypothetical test portfolios as one check on the accuracy of its Value-at-Risk. Back-testing is the process in which the ex-ante daily Value-at-Risk of a test portfolio is compared to the ex-post daily change in the market value of its transactions. Back-testing is conducted to ascertain if in fact we are measuring potential market loss at the 99% confidence level. A daily trading loss in excess of a 99% confidence level Value-at-Risk should occur on average only 1% of the time. In all cases, thus far, Citigroup's VAR has met this requirement.

        New and/or complex products in trading portfolios are required to be reviewed and approved by the Capital Markets Approval Committee (CMAC). The CMAC is responsible for ensuring that relevant risks are identified and understood, and can be measured, managed and reported in accordance with applicable business policies and practices. The CMAC is made up of senior representatives from market and credit risk management, legal, accounting, operations, and other support areas.

        The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

        For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $83 million at December 31, 2003 and 2002. Daily exposures averaged $80 million in 2003 and ranged from $64 million to $128 million.

        The following table summarizes Value-at-Risk in the trading portfolios as of December 31, 2003 and 2002, along with the averages:

In millions of dollars	Dec. 31, 2003	2003 Average	Dec. 31, 2002	2002 Average
Interest rate	$83	$79	$75	$54
Foreign exchange	14	21	25	16
Equity	17	15	12	18
Commodity	13	8	5	13
Covariance adjustment	(44)	(43)	(34)	(35)

Total	$83	$80	$83	$66

        The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during 2003 and 2002:

	2003		2002
In millions of dollars
	Low	High	Low	High
Interest rate	$55	$107	$41	$75
Foreign exchange	11	34	5	32
Equity	7	87	8	51
Commodity	2	32	4	26

OPERATIONAL RISK MANAGEMENT PROCESS

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. It includes reputation and franchise risks associated with business practices or market conduct that the Company may undertake with respect to activities in a fiduciary role, as principal, as well as agent, or through a special-purpose vehicle.

        The management of operational risk is continuing to evolve into a distinct discipline with its own risk management structure, tools, and process, much like credit and market risk. The Citigroup Operational Risk Policy (the Policy) codifies the core governing principles for operational risk management and provides the framework to identify, control, monitor, measure, test, and report operational risks in a consistent manner across the Company. The Policy requires each business to identify its operational risks and establish controls for those risks to ensure compliance with laws, regulations, regulatory administrative actions, and Citigroup policies. It also requires that all businesses report their operational risk losses in accordance with Policy definitions into a standardized database.

        Citigroup's operational risk framework includes the following core operational risk principles, which apply to all of Citigroup's businesses (certain newly acquired businesses are granted temporary exemptions to this policy):

  •
  Senior Business Managers are accountable for managing Operational Risk.

  •
  Citigroup has a system of checks and balances in place for operational risk management including:

  —
  an independent operational risk oversight function, reporting to the Citigroup Senior Risk Officer

  —
  a formal governance structure established by the Citigroup-Controller and Chief Accounting Officer, jointly with the Head of Operational Risk for Citigroup, to provide direction, oversight, and monitoring of Citigroup's Risk and Control Self-Assessment (RCSA) programs

  —
  an independent Audit and Risk Review function

  •
  Each major Citigroup business segment must have approved business-specific policies and procedures for managing operational risk including risk identification, mitigation, monitoring, measurement, and reporting, as well as processes for ensuring compliance with corporate policies and applicable laws and regulations.

        The operational risk framework including the Policy and its requirements facilitates the aggregation of operational risks across products and businesses and promotes effective communication of those risks to management. Information about the businesses' operational risks and losses is reported regularly to the Citigroup Risk Management Committee and to the Citigroup Board of Directors. This includes information about the allocation of Risk Capital for operational risk to each business. Risk Capital is calculated based on an estimate of the operational loss potential for each major line of business adjusted for the quality of its control environment. Citigroup's methodologies for calculating capital continue to evolve to accommodate use of the increasing amounts of data that are becoming available as a product of the operational risk framework. Citigroup's operational risk framework facilitates the Company's response to the requirements of emerging regulatory guidance on operational risk, including those related to Basel 2 capital calculations.

Risk and Control Self-Assessment

        During 2003, a formal governance structure was established to provide direction, oversight, and monitoring of Citigroup's RCSA programs. The Policy was amended to incorporate standards for risk and control self-assessment that are applicable to all businesses and to establish RCSA as the process whereby risks that are inherent in a business' strategy, objectives, and activities are identified and the effectiveness of the controls over those risks are evaluated and monitored. RCSA is based on COSO (The Committee of Sponsoring Organizations of the Treadway Commission) principles, which have been adopted as the minimum standards for all internal control reviews that comply with Sarbanes-Oxley, FDICIA or operational risk requirements. The policy requires, on a quarterly basis, businesses and staff functions to perform an RCSA that includes documentation of the control environment and policies, assessing the risks and controls, testing commensurate with risk level, corrective action tracking for control breakdowns or deficiencies and periodic reporting, including reporting to senior management and the Audit Committee. Beginning in 2004, the entire process is subject to audit by Citigroup's Audit and Risk Review with reporting to the Audit and Risk Management Committee of the Board.

Information Security and Continuity of Business

        In October 2003, Citigroup formed an Executive Council of senior business managers to oversee information security and continuity of business policy and implementation. These are important issues for the Company and the entire industry in light of the risk environment. Significant upgrades to the Company's processes are continuing.

        The Information Security Program complies with the Gramm-Leach Bliley Act and other regulatory guidance. The Citigroup Information Security Office conducted an end-to-end review of company-wide risk management processes for mitigating, monitoring, and responding to information security risk.

        Citigroup mitigates business continuity risks by its long-standing practice of annual testing and review of recovery procedures by business units. The Citigroup Office of Business Continuity and the Global Continuity of Business Committee oversee this broad program area. Together, these groups issued a corporate-wide Continuity of Business policy effective January 2003 to improve consistency in contingency planning standards across the Company.

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

Cross-Border Risk

        The Company's cross-border outstandings reflect various economic and political risks, including those arising from restrictions on the transfer of funds as well as the inability to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratorium, and restrictions on the remittance of funds.

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

        Investments in and funding of local franchises represent the excess of local country assets over local country liabilities. Local country assets are claims on local residents recorded by branches and majority-owned subsidiaries of Citigroup domiciled in the country, adjusted for externally guaranteed outstandings and certain collateral. Local country liabilities are obligations of branches and majority-owned subsidiaries of Citigroup domiciled in the country, for which no cross-border guarantee is issued by Citigroup offices outside the country.

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

December 31, 2003										December 31, 2002
	Cross-Border Claims on Third Parties				Investments in Local Franchises
In billions of dollars	Trading and Short- Term Claims(1)	Resale Agreements	All Other	Total	Local Country Assets	Local Country Liabilities	Net Investments in and Funding of Local Franchises(2)	Total Cross- Border Out- standings	Commitments(3)	Total Cross- Border Out- standings	Commitments(3)
United Kingdom	$8.1	$21.6	$2.7	$32.4	$36.5	$59.1	$—	$32.4	$28.3	$13.8	$26.3
Germany	13.3	2.2	1.5	17.0	19.6	14.9	4.7	21.7	14.5	19.0	10.9
France	6.3	7.4	1.1	14.8	0.8	0.9	—	14.8	7.9	15.9	5.9
Italy	11.4	1.0	0.3	12.7	3.9	2.4	1.5	14.2	2.3	11.3	1.6
Japan	2.3	7.8	1.6	11.7	30.8	42.2	—	11.7	0.5	9.4	0.4
Canada	3.1	0.3	1.2	4.6	12.5	6.9	5.6	10.2	2.2	7.0	2.1
Netherlands	6.0	0.7	1.7	8.4	0.1	1.3	—	8.4	3.7	9.9	4.1
Australia	2.6	0.5	0.7	3.8	18.2	13.8	4.4	8.2	0.2	3.3	0.2
Mexico (4)	2.4	—	4.3	6.7	41.3	40.4	0.9	7.6	0.5	9.1	0.5
Brazil	2.1	—	1.5	3.6	5.2	3.3	1.9	5.5	0.1	7.5	—

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

(4)
For further information on Mexico, see Note 26 to the Consolidated Financial Statements.

        Total cross-border outstandings under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis at December 31, 2003, 2002, and 2001, respectively, were (in billions): the United Kingdom ($14.6, $9.9, and $9.3), Germany ($41.4, $26.5, and $19.5), France ($17.5, $11.7, and $13.5), Italy ($18.7, $20.3, and $12.8), Japan ($11.9, $9.3, and $6.5), Canada ($11.5, $7.3, and $8.9), the Netherlands ($10.0, $7.8, and $6.9), Australia ($9.8, $3.4, and $2.2), Mexico ($9.0, $10.4, and $13.2), and Brazil ($6.8, $8.8, and $11.9).

        Cross-border commitments (in billions) at December 31, 2001 were $16.8 for the United Kingdom, $7.3 for Germany, $8.7 for France, $2.4 for Italy, $3.3 for Japan, $3.4 for Canada, $3.0 for the Netherlands, $0.2 for Australia, $0.6 for Mexico, and $0.3 for Brazil.

        The sector percentage allocation for bank, public and private cross-border claims, respectively, on third parties under FFIEC guidelines at December 31, 2003 was: the United Kingdom (17%, 16%, and 67%), Germany (25%, 56%, and 19%), France (21%, 46%, and 33%), Italy (4%, 81%, and 15%), Japan (3%, 42%, and 55%), Canada (21%, 27%, and 52%), the Netherlands (27%, 13%, and 60%), Australia (25%, 31%, and 44%), Mexico (0%, 47%, and 53%), and Brazil (11%, 18%, and 71%).

        The following table shows cross-border outstandings to our 10 largest non-OECD countries:

December 31, 2003										December 31, 2002
	Cross-Border Claims on Third Parties				Investments in Local Franchises
In billions of dollars	Trading and Short- Term Claims(1)	Resale Agreements	All Other	Total	Local Country Assets	Local Country Liabilities	Net Investments in and Funding of Local Franchises(2)	Total Cross- Border Out- standings	Commitments(3)	Total Cross- Border Out- standings	Commitments(3)
Taiwan	$1.2	$4.4	$0.8	$6.4	$8.1	$11.6	$—	$6.4	$0.2	$2.6	$0.5
Brazil	2.1	—	1.5	3.6	5.2	3.3	1.9	5.5	0.1	7.5	—
India	1.3	—	0.9	2.2	7.3	5.6	1.7	3.9	0.4	3.1	0.3
Chile	0.3	—	0.4	0.7	3.1	2.2	0.9	1.6	0.2	1.2	0.1
Russia	0.3	0.4	0.4	1.1	1.5	1.1	0.4	1.5	0.1	1.4	—
Thailand	0.3	0.5	—	0.8	2.8	2.1	0.7	1.5	0.1	1.3	0.1
Singapore	1.0	0.1	0.1	1.2	12.7	24.1	—	1.2	0.2	1.0	1.2
Hong Kong	0.9	0.1	0.1	1.1	8.9	20.1	—	1.1	0.1	1.1	0.2
South Africa	0.6	—	0.3	0.9	2.2	3.7	—	0.9	0.2	0.6	0.4
Colombia	0.5	—	0.1	0.6	1.0	0.8	0.2	0.8	0.1	1.0	0.1

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

BALANCE SHEET REVIEW

General

        At December 31, 2003, total assets were $1.3 trillion, an increase of $166.4 billion or 15% from the prior year. At December 31, 2003, total assets were primarily comprised of loans (net of unearned income) of $478.0 billion or 38% of total assets, trading assets of $235.3 billion or 19% of total assets, investments of $182.9 billion or 14% of total assets and federal funds sold and securities borrowed or purchased under agreements to resell of $172.2 billion or 14% of total assets. Total average interest-earning assets were $1,007.1 billion compared to $867.0 billion in 2002. Supporting this asset growth was a $43.1 billion or 10% increase in total deposits, a $41.3 billion or 26% increase in short- and long-term borrowings, a $30.4 billion or 33% increase in trading account liabilities, an $18.5 billion or 11% increase in federal funds purchased and securities loaned or sold under agreements to repurchase, and a $9.1 billion or 18% increase in contractholder funds and separate and variable accounts. In addition, at December 31, 2003, total stockholders' equity increased $11.3 billion to $98.0 billion, up 13% from the prior year. See "Capital Resources and Liquidity" on page 56 for further discussions on capital and liquidity.

Factors Affecting Financial Position

2003

        In July 2003, Citigroup completed the acquisition of The Home Depot private-label portfolio (Home Depot), which added $6.0 billion in receivables and 12 million accounts. See Note 2 to the Consolidated Financial Statements.

        On November 3, 2003, Citigroup acquired the Sears' Credit Card and Financial Products business (Sears). This transaction resulted in an increase in assets at December 31, 2003 of approximately $32.4 billion, primarily comprised of $28.6 billion in credit card receivables and $5.8 billion in intangible assets and goodwill, slightly offset by the addition of $2.1 billion in credit loss reserves. The transaction also resulted in an increase in long-term debt of approximately $10.0 billion. See Note 2 to the Consolidated Financial Statements.

2002

        On August 20, 2002, Citigroup completed the tax-free distribution to its stockholders of a majority portion of its remaining ownership interest in TPC. This non-cash transaction resulted in a reduction in assets at December 31, 2002 of approximately $53.6 billion, primarily comprised of $30.1 billion in investments and $9.8 billion in reinsurance recoverable. Liabilities were reduced by approximately $42.5 billion, primarily comprised of a $34.1 billion reduction in insurance policy claims. See Note 3 to the Consolidated Financial Statements.

        On November 6, 2002, Citigroup completed its acquisition of GSB. This transaction resulted in an increase in assets at December 31, 2002 of approximately $56.0 billion. The impact on the balance sheet primarily included increases of approximately $35.0 billion in consumer loans, $4.0 billion in investment securities, $4.0 billion in goodwill, $25.0 billion in deposits, and $13.0 billion in long-term debt. See Note 2 to the Consolidated Financial Statements.

Assets

Cash and Due from Banks

        At December 31, 2003, the balance was $21.1 billion, an increase of $3.8 billion from the prior year. Net cash used by operating and investing activities of continuing operations was $14.9 billion and $46.3 billion, respectively, while net cash provided by financing activities of continuing operations was $64.4 billion. The effect of exchange rate changes on cash and cash equivalents was $579 million in 2003 and $98 million in 2002.

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell

        At December 31, 2003, the balance was $172.2 billion, an increase of $32.2 billion from the prior year, attributable to an increase in resale agreements of $27.5 billion, and deposits paid for securities borrowed of $4.8 billion. Resale agreements increased primarily to cover trading liability positions, largely in non-U.S. portfolios. The increases in securities borrowed related to conduit and prime brokerage activities. Average domestic federal funds sold and securities borrowed or purchased under agreements to resell were $105.4 billion yielding 2.1% in 2003, compared to $91.2 billion and 3.8% in 2002, while average foreign balances were $64.5 billion yielding 2.9% in 2003, compared to $57.4 billion and 3.3% in 2002. Average federal funds sold and securities borrowed or purchased under agreements to resell represented 17% of total average interest-earning assets during 2003. See Note 6 to the Consolidated Financial Statements.

Trading Account Assets

        At December 31, 2003, the balance was $235.3 billion, an increase of $80.1 billion or 52% from the prior year. The increase was primarily attributable to an increase in U.S. Treasury and federal agency securities of $23.4 billion (the majority of which was client driven), $18 billion in revaluation gains (primarily on foreign exchange derivative contracts), corporate and other debt securities of $16.5 billion, equity securities of $12.4 billion, and foreign government securities of $5.8 billion. See Note 8 to the Consolidated Financial Statements.

Investments

        At December 31, 2003, the balance was $182.9 billion, an increase of $13.4 billion from the prior year. The Company was primarily invested in fixed maturity securities, including mortgage-backed securities, U.S. Treasury and federal agencies securities, state and municipal securities, foreign government, and U.S. corporate securities. The increase in the investment portfolio was primarily due to growth in the fixed maturity securities of $14.3 billion. At December 31, 2003, the Company's investment in TPC was $1.7 billion. Average investments represented 18% of total interest-earning assets at December 31, 2003. The average rate earned on these investments in 2003 was 4.3%, compared to 5.5% in the prior year. See Note 5 to the Consolidated Financial Statements.

Loans

        Total loans outstanding (net of unearned income) at December 31, 2003 were $478.0 billion compared to $447.8 billion in the prior year, an increase of $30.2 billion or 7%. Total average loans comprised 44% of total interest-earning assets in 2003, compared to 46% in the prior year. The increase reflects growth in the consumer loan portfolio of $42.3 billion, of which approximately $28.6 billion is attributable to the Sears acquisition and $6.0 billion to the Home Depot acquisition, offset by a $12.1 billion decrease in the corporate loan portfolio. The 13% increase in the consumer loan portfolio was comprised of $34.5 billion or 19% in installment, revolving credit, and other, and $10.5 billion or 7% in mortgage and real estate loans, slightly offset by a $3.4 billion or 24% decrease in lease financing. For more information, see "Consumer Portfolio Review" on page 42. The 11% decline in the corporate portfolio was driven by decreases of $11.4 billion or 13% in commercial and industrial loans, $2.6 billion or 59% in mortgage and real estate loans, and $1.6 billion or 51% in government and official institutions, slightly offset by an increase of $3.5 billion or 41% in loans to financial institutions. For further information, see "Global Corporate Portfolio Review" on page 47. During 2003, average consumer loans of $341.4 billion yielded an average rate of 9.3%, compared to $292.6 billion and 10.4% in the prior year. Average corporate loans of $103.8 billion yielded an average rate of 6.2% in 2003, compared to $107.9 billion and 6.9% in the prior year. See Note 10 to the Consolidated Financial Statements.

        Total loans held-for-sale, included in other assets at December 31, 2003, were $9.2 billion compared to $15.9 billion in the prior year, a decrease of $6.7 billion or 42%. The decrease is attributable to a decline in credit cards of $8.4 billion, offset by an increase of $1.7 billion in mortgages.

Liabilities

Deposits

        The Company's largest source of funding is derived from its large, geographically diverse deposit base. At December 31, 2003, total deposits were $474.0 billion, an increase of $43.1 billion or 10% from the prior year. This increase is driven by increases in corporate, retail and private banking deposits. The growth in corporate deposits held by the Transaction Services business reflects the addition of new clients, primarily in Asia and Europe. The increase in retail deposits results primarily from growth in demand deposits in the consumer businesses in North America, Asia, EMEA and Japan, as well as the impact of strengthening foreign currencies relative to the U.S. dollar. Private banking deposit growth results from increases in banking and fiduciary deposits. Interest-bearing foreign deposits comprise 58% of total deposits, interest-bearing domestic deposits comprise 31%, non-interest-bearing domestic deposits comprise 6%, and non-interest-bearing foreign deposits comprise 5%. Average deposits increased $45.8 billion to $394.1 billion in 2003 yielding an average rate of 1.8%, compared to 2.3% in the prior year.

Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase

        At December 31, 2003, federal funds purchased and securities loaned or sold under agreements to repurchase increased $18.5 billion or 11% to $181.2 billion, compared to $162.6 billion at the prior year-end. This increase is attributable to increases of $9.8 billion in federal funds purchased and repurchase agreements and an increase of $8.7 billion in deposits received for securities loaned. Average volume in 2003 increased to $180.2 billion yielding 2.7%, compared to $169.0 billion and 3.9% in 2002. See Note 6 to the Consolidated Financial Statements.

Trading Account Liabilities

        At December 31, 2003, trading account liabilities of $121.9 billion increased $30.4 billion from the prior year. The 33% increase includes a $17.7 billion increase in revaluation losses (primarily on foreign exchange derivative transactions), and a $12.8 billion increase in securities sold, not yet purchased. The $12.8 billion increase is attributable to an increase of $8.2 billion in debt securities, predominantly foreign, and an increase of $4.6 billion in short U.S. Treasury securities. See Note 8 to the Consolidated Financial Statements.

Debt

        At December 31, 2003, total Citigroup debt was $221.3 billion, comprised of long-term debt of $162.7 billion, short-term borrowings of $36.2 billion, and investment banking and brokerage borrowings of $22.4 billion, up 24% from $178.9 billion in the prior year. During 2003 the Company took advantage of low interest rates and the positive credit environment to extend the maturities of new borrowings. This $42.4 billion increase from 2002 includes increases of $35.8 billion in long-term debt, $5.6 billion in short-term borrowings, and $1.1 billion in investment banking and brokerage borrowings.

        The long-term debt balance at December 31, 2003 primarily includes $145.8 billion of senior notes and $16.1 billion of subordinated debt, with maturities ranging from 2004 to 2098. During 2003, U.S. dollar- and non-U.S. dollar-denominated fixed and variable rate debt increased by $32.1 billion, and subordinated debt increased by $3.2 billion. Average long-term debt outstanding during 2003 was $175.8 billion.

        The 18% increase in short-term borrowings in 2003 includes an increase of $7.3 billion in other borrowings, offset by a decrease of $1.8 billion in commercial paper.

        The 5% increase in investment banking and brokerage borrowings in 2003 includes a $1.8 billion increase in other short-term and bank borrowings and a $0.7 billion decrease in commercial paper.

        For more information on debt, see Notes 13 and 19 to the Consolidated Financial Statements and "Capital Resources and Liquidity," beginning on page 56.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Citigroup's capital management framework is designed to ensure the capital position and ratios of Citigroup and its subsidiaries are consistent with the Company's risk profile, all applicable regulatory standards or guidelines, and external ratings considerations. The capital management process embodies centralized senior management oversight and ongoing review at the entity and country level as applicable.

        The capital plans, forecasts, and positions of Citigroup and its principal subsidiaries are reviewed by, and subject to oversight of, Citigroup's Finance and Capital Committee. Current members of this committee include Citigroup's Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Corporate Treasurer, Senior Risk Officer, and several other senior officers.

        The Finance and Capital Committee's capital management responsibilities include: determination of the overall financial structure of Citigroup and its principal subsidiaries, including debt/equity ratios and asset growth guidelines; ensuring appropriate actions are taken to maintain capital adequacy for Citigroup and its regulated entities; determination and monitoring of hedging of capital and foreign exchange translation risk associated with non-dollar earnings; and review and recommendation of share repurchase levels and dividends on common and preferred stock. The Finance and Capital Committee establishes applicable capital targets for Citigroup on a consolidated basis and for significant subsidiaries. These targets exceed applicable regulatory standards.

        Citigroup and Citicorp are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System (FRB). These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets, as well as certain off-balance sheet exposures such as unfunded loan commitments, letters of credit, and derivative and foreign exchange contracts. The risk-based capital guidelines are supplemented by a leverage ratio requirement. To be "well-capitalized" under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 capital ratio of at least 6%, a combined Tier 1 and Tier 2 capital ratio of at least 10%, and a leverage ratio of at least 3%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

        As noted in the table below, Citigroup maintained a well-capitalized position during 2003. See also Note 20 to the Consolidated Financial Statements.

Citigroup Regulatory Capital Ratios

At year-end	2003	2002
Tier 1 capital	8.91%	8.47%
Total capital (Tier 1 and Tier 2)	12.04%	11.25%
Leverage(1)	5.56%	5.67%
Common stockholders' equity	7.67%	7.77%

(1)
Tier 1 capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars at year-end	2003	2002
Tier 1 capital
Common stockholders' equity	$96,889	$85,318
Qualifying perpetual preferred stock	1,125	1,400
Qualifying mandatorily redeemable securities of subsidiary trusts	6,257	6,152
Minority interest	1,158	1,236
Less: Net unrealized gains on securities available-for-sale(1)	(2,908)	(1,957)
Accumulated net gains on cash flow hedges, net of tax	(751)	(1,242)
Intangible assets:(2)
Goodwill	(27,581)	(26,961)
Other disallowed intangible assets	(6,725)	(4,322)
50% investment in certain subsidiaries(3)	(45)	(37)
Other	(548)	(575)

Total Tier 1 capital	66,871	59,012

Tier 2 capital
Allowance for credit losses(4)	9,545	8,873
Qualifying debt(5)	13,573	10,288
Unrealized marketable equity securities gains(1)	399	180
Less: 50% investment in certain subsidiaries(3)	(45)	(36)

Total Tier 2 capital	23,472	19,305

Total capital (Tier 1 and Tier 2)	$90,343	$78,317

Risk-adjusted assets(6)	$750,293	$696,339

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

(2)
The increase in intangible assets is primarily due to the acquisition of the Sears credit card portfolio in November 2003.

(3)
Represents unconsolidated banking and finance subsidiaries.

(4)
Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(5)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 capital.

(6)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $39.1 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of December 31, 2003, compared to $31.5 billion as of December 31, 2002. Market risk-equivalent assets included in risk-adjusted assets amounted to $40.6 billion and $30.6 billion at December 31, 2003 and 2002, respectively. Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        The increase in common stockholders' equity during the year principally reflected net income of $17.9 billion, and $2.7 billion related to the issuance of shares pursuant to employee benefit plans and other activity. These increases were offset by dividends declared on common and preferred stock of $5.8 billion, treasury stock acquired of $2.4 billion, including shares repurchased from the Banamex Employee Pension fund, Mr. Sanford I. Weill, and the Citigroup Employee Pension Fund, $0.6 billion related to the after-tax net change in equity from nonowner sources, and the net issuance of restricted and deferred stock of $0.2 billion. The decrease in the common stockholders' equity ratio during the year reflected the above items and the 15% increase in total assets.

        The TPC distribution in 2002 was treated as a dividend to stockholders for accounting purposes that reduced Citigroup stockholders' equity by approximately $7.0 billion.

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 capital, at December 31, 2003 and December 31, 2002 were $6.257 billion and $6.152 billion, respectively. The amount outstanding at December 31, 2003 included $5.217 billion of parent-obligated securities and $840 million of subsidiary-obligated securities, and at December 31, 2002 included $4.657 billion of parent-obligated securities and $1.495 billion of subsidiary-obligated securities. The Company continues to consolidate issuer trusts under FIN 46. When FIN 46-R becomes effective in the first quarter of 2004, deconsolidation of the subsidiary trusts will be required. The Company is currently exploring restructuring alternatives to meet the new requirements for continued consolidation. Although the FRB has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital, it is possible that a change may result in these securities' qualifying for Tier 2 capital rather than Tier 1 capital. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 66. If Tier 2 capital treatment had been required at December 31, 2003, Citigroup would have continued to be "well-capitalized."

        Similar to Citigroup, Citicorp's capital ratios include the benefit of the inclusion of trust preferred securities. See Note 19 to the Consolidated Financial Statements.

        Citicorp's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well capitalized" under federal bank regulatory agency definitions, Citicorp's depository institutions must have a Tier 1 capital ratio of at least 6%, a combined Tier 1 and Tier 2 capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. At December 31, 2003, all of Citicorp's subsidiary depository institutions were "well-capitalized" under the federal regulatory agencies' definitions.

Citicorp Ratios

At year-end	2003	2002
Tier 1 capital	8.44%	8.11%
Total capital (Tier 1 and Tier 2)	12.68%	12.31%
Leverage(1)	6.70%	6.82%
Common stockholder's equity	9.97%	10.11%

(1)
Tier 1 capital divided by adjusted average assets.

Citicorp Components of Capital Under Regulatory Guidelines

In billions of dollars at year-end	2003	2002
Tier 1 capital	$50.7	$45.3
Total capital (Tier 1 and Tier 2)	$76.2	$68.7

Other Subsidiary Capital Considerations

        Certain of the Company's U.S. and non-U.S. broker/dealer subsidiaries, including Citigroup Global Markets, Inc., a wholly-owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI), are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The Company's U.S. registered broker/dealer subsidiaries are subject to the Securities and Exchange Commission's net capital rule, Rule 15c3-1 (the Net Capital Rule), promulgated under the Exchange Act. The Net Capital Rule requires the maintenance of minimum net capital, as defined. The Net Capital Rule also limits the ability of broker/dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict CGMHI's ability to withdraw capital from its broker/dealer subsidiaries, which in turn could limit CGMHI's ability to pay dividends and make payments on its debt. See Notes 13 and 20 to the Consolidated Financial Statements. CGMHI monitors its leverage and capital ratios on a daily basis. Certain of the Company's broker/dealer subsidiaries are also subject to regulation in the countries outside of the U.S. in which they do business. Such regulations may include requirements to maintain specified levels of net capital or its equivalent. The Company's U.S. and non-U.S. broker/dealer subsidiaries were in compliance with their respective capital requirements at December 31, 2003.

        Certain of the Company's Insurance Subsidiaries are subject to regulatory capital requirements. The National Association of Insurance Commissioners (NAIC) adopted risk-based capital (RBC) requirements for life insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, the Company believes it is not appropriate to use the formulas to rate or to rank such companies. At December 31, 2003 and 2002, all of the Company's life insurance companies had adjusted capital in excess of amounts requiring Company or any regulatory action.

Capital Securities Issuance and Redemptions

        During 2003, Citigroup issued $1,600 million of trust preferred securities qualifying as Tier 1 capital, consisting of $1,100 million of Citigroup Capital IX and $500 million of Citigroup Capital X, which settled on February 13, 2003 and September 30, 2003, respectively. These issuances were partially offset by Citigroup's or its subsidiaries' redemption of $1,325 million of higher coupon, callable trust preferred securities as detailed below.

        On March 3, 2003, Citigroup and CGMHI redeemed, for cash, all of the $200 million trust preferred securities of Citigroup Capital IV and the $400 million trust preferred securities of SSBH Capital I, respectively, at the redemption price of $25 per trust preferred security plus any accrued interest and unpaid distributions thereon.

        On October 3, 2003, Citicorp redeemed for cash all of the $225 million trust preferred securities of Citicorp Capital III. On November 15, 2003, Citigroup redeemed for cash all of the $500 million trust preferred securities of Citigroup Capital V.

        On March 3, 2003, Citigroup redeemed the Series Q and R Preferred Stock. The combined aggregate amount redeemed was $275 million, plus accrued dividends to the date of redemption thereon.

Share Repurchases

        Under its long-standing repurchase program, the Company buys back common shares in the market or otherwise from time to time, primarily to provide shares for use under its equity compensation plans.

        The following table summarizes the Company's repurchase program during 2003 and 2002:

In millions of dollars, except per share amounts	Total Shares Repurchased(1)	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
2003:
First quarter	34.3	$34.17	$3,957
Second quarter	8.9	40.21	3,589
Third quarter	5.7	46.15	3,353

October	6.5	47.18	3,018
November	1.8	47.20	2,933
December	4.8	47.63	2,732

Fourth quarter	13.1	47.34	2,732

Total	62.0	$38.94	$2,732

2002:
First quarter	17.8	$46.37	$4,774
Second quarter	38.3	41.82	3,172
Third quarter	77.2	31.72	5,724
Fourth quarter	17.8	34.06	5,119

Total	151.1	$36.29	$5,119

(1)
All repurchases were transacted under an existing authorized and publicly-announced plan. Smith Barney, which is included within the Private Client Services segment, executed all transaction in the open market except for the following private equity transactions which were repurchased at prevailing market rates: 5.3 million shares in the 2003 third quarter from the Banamex Employee Pension Fund, 5.6 million shares in October 2003 from Mr. Sanford I. Weill, and 4.3 million shares in December 2003 from the Citigroup Employee Pension Fund. In January 2004, an additional 10.0 million shares were repurchased from the Citigroup Employee Pension Fund.

Regulatory Capital and Accounting Standards Developments

        The Basel Committee on Banking Supervision (the Basel Committee), consisting of central banks and bank supervisors from 13 countries, is developing a new set of risk-based capital standards (the New Accord), on which it has received significant input from Citigroup and other major banking organizations. In a press release dated January 15, 2004, it was announced that the Basel Committee will make further refinements to certain critical components of Pillar 1 of the New Accord, including the rules for recognizing credit risk mitigation techniques, and the Basel Committee has subsequently published changes for the capital treatment of expected and unexpected credit losses, the treatment of securitization-related exposures, and principles for the cross-border implementation of the advanced measurement approaches (AMA) for operational risk requirements. The Basel Committee also clarified the implementation of the supervisory review of capital adequacy (Pillar 2 of the New Accord). Additionally, the Basel Committee has committed to revisiting the treatment of retail credit exposures by their next meeting. The Basel Committee's next scheduled meeting is in May 2004, where working groups will make recommendations on outstanding issues and the Basel Committee will address the calibration of capital requirements under Pillar 1. The Basel Committee intends to finalize the New Accord by mid-year 2004. The U.S. banking regulators issued an advance notice of proposed rulemaking in August 2003 to address issues in advance of publishing their proposed rules incorporating the new Basel standards. The final version of these rules will apply to Citigroup and other large U.S. banks and bank holding companies. Citigroup is assessing the impact of the proposed new capital standards, participating in efforts to refine the standards and monitoring the progress of the Basel initiative. The U.S. banking regulators have proposed an effective date of January 1, 2007 for the New Accord.

        In January 2003, FASB issued accounting guidance in FIN 46 (which was subsequently amended in December 2003) which requires the consolidation of certain types of special-purpose vehicles that previously were recorded as off-balance sheet exposures. Although FASB deferred the effective date of FIN 46 until periods ending after December 15, 2003, Citigroup has elected to implement the provisions of FIN 46 as of July 1, 2003, with the exception of the deferral related to certain investment company subsidiaries. FIN 46-R will be adopted in the first quarter of 2004. The impact of this early implementation was not material to the capital ratios of Citigroup. On September 12, 2003, the federal bank regulatory agencies issued an interim final rule and a notice of proposed rulemaking concerning how this new requirement will be incorporated into the risk-based capital framework. The interim final rule is effective only for reporting periods ending September 30, 2003, December 31, 2003, and March 31, 2004. A final rule is expected to be published in the first quarter of 2004. The impact of adopting the interim rule did not have a material impact on the capital ratios of Citigroup.

        Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 66.

Risk Capital

        For purposes of measuring business segment profitability, Citigroup has historically allocated equity to segments based upon GAAP equity and regulatory capital requirements. As of January 1, 2004, the Company has implemented a new capital allocation methodology based upon Risk Capital. In addition to measuring the adequacy of capital resources, these Risk Capital tools enable the Company to measure risk and returns within and across businesses. These tools will also aid in decision making and long-term strategic planning. See page 38 for further details of Risk Capital.

LIQUIDITY

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

        A primary tenet of Citigroup's liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. Along with the role of the Corporate Treasurer, the Global ALCO undertakes this oversight responsibility. The Global ALCO functions as an oversight forum comprised of Citigroup's Chief Financial Officer, Senior Risk Officer, Corporate Treasurer, independent Senior Treasury Risk Officer, Head of Risk Architecture and the senior corporate and business treasurers and business chief financial officers. One of the objectives of the Global

ALCO is to monitor and review the overall liquidity and balance sheet positions of Citigroup and its principal subsidiaries and to address corporate-wide policies and make recommendations back to senior management and the business units. Similarly, ALCOs are also established for each country and/or major line of business.

        Each principal operating subsidiary and/or country must prepare an annual funding and liquidity plan for review by the Corporate Treasurer and approval by the independent Senior Treasury Risk Officer. The funding and liquidity plan includes analysis of the balance sheet as well as the economic and business conditions impacting the liquidity of the major operating subsidiary and/or country. As part of the funding and liquidity plan, liquidity limits, liquidity ratios, market triggers, and assumptions for periodic stress tests are established and approved.

        Liquidity limits establish boundaries for potential market access in business-as-usual conditions and are monitored against the liquidity position on a daily basis. These limits are established based on the size of the balance sheet, depth of the market, experience level of local management, stability of the liabilities, and liquidity of the assets. Finally, the limits are subject to the evaluation of the entities' stress test results. Generally, limits are established such that in stress scenarios, entities need to be self-funded or net providers of liquidity.

        A series of standard corporate-wide liquidity ratios have been established to monitor the structural elements of Citigroup's liquidity. For bank entities these include measures of long-term liabilities and capital against illiquid assets—"cash capital", liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans. Several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. For the Parent Company, Insurance Entities and CGMHI, there are ratios established for liquid assets against short-term obligations. Triggers to elicit management discussion, which may result in other actions, have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

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

        Simulated liquidity stress testing is periodically performed for each major operating subsidiary and/or country. The scenarios include assumptions about significant changes in key funding sources, credit ratings, contingent uses of funding, and political and economic conditions in certain countries. The results of stress tests of individual countries and operating subsidiaries are reviewed to ensure that each individual major operating subsidiary or country is either self-funded or a net provider of liquidity. In addition, a Contingency Funding Plan is prepared on a periodic basis for Citigroup. The plan includes detailed policies, procedures, roles and responsibilities, and the results of corporate stress tests. The product of these stress tests is a menu of alternatives that can be utilized by the Corporate Treasurer in a liquidity event.

        Citigroup maintains sufficient liquidity at the Parent Company to meet all maturing unsecured debt obligations due within a one-year time horizon without incremental access to the unsecured markets.

Funding

        As a financial holding company, substantially all of Citigroup's net earnings are generated within its operating subsidiaries. These subsidiaries make funds available to Citigroup, primarily in the form of dividends. Certain subsidiaries' dividend paying abilities may be limited by covenant restrictions in credit agreements, regulatory requirements and/or rating agency requirements that also impact their capitalization levels.

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

        Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2004, without regulatory approval, of approximately $4.3 billion, adjusted by the effect of their net income (loss) for 2004 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can directly or through their parent holding company distribute dividends to Citicorp of approximately $2.4 billion of the available $4.3 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

        Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

        As discussed in the "Capital Resources" section on page 56, the ability of CGMHI to declare dividends could be restricted by capital consideration of its broker/dealer subsidiaries.

        The Travelers Insurance Company (TIC) is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $845 million of statutory surplus is available by the end of the year 2004 for such dividends without the prior approval of the Connecticut Insurance Department.

        During 2004, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 66.

        Primary sources of liquidity for Citigroup and its principal subsidiaries include deposits, collateralized financing transactions, senior and subordinated debt, issuance of commercial paper, proceeds from issuance of trust preferred securities, and purchased/ wholesale funds. Citigroup and its principal subsidiaries also generate funds through securitizing financial assets including credit card receivables and single-family or multi-family residences. Finally, Citigroup's net earnings provide a significant source of funding to the corporation.

        Citigroup's funding sources are well-diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the Parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $474.0 billion. A significant portion of these deposits have been, and are expected to be, long-term and stable and are considered core.

        Citigroup and its subsidiaries have a significant presence in the global capital markets. A substantial portion of the publicly underwritten debt issuance is originated in the name of Citigroup. Debt is also issued in the name of CGMHI, which issues medium-term notes and structured notes, primarily in response to specific investor inquiries. Publicly underwritten debt was also formerly issued by Citicorp, Associates First Capital Corporation (Associates) and CitiFinancial Credit Company. Citicorp has guaranteed various debt obligations of Associates and of CitiFinancial Credit Company, each an indirect subsidiary of Citicorp. Other significant elements of long-term debt in the Consolidated Balance Sheet include advances from the Federal Home Loan Bank system, asset-backed outstandings related to the purchase of Sears, and debt of foreign subsidiaries.

        Citigroup's borrowings are diversified by geography, investor, instrument and currency. Decisions regarding the ultimate currency and interest rate profile of liquidity generated through these borrowings can be separated from the actual issuance through the use of derivative financial products.

        Citigroup, Citicorp, and CGMHI are the primary legal entities issuing commercial paper directly to investors. Citigroup and Citicorp, both of which are bank holding companies, maintain liquidity reserves of cash, securities and unused bank lines of credit to support their combined outstanding commercial paper. CGMHI maintains liquidity reserves of cash and liquid securities to support its outstanding commercial paper. See Note 13 of the Consolidated Financial Statements for additional detail on outstandings under the commercial paper program.

        At December 31, 2003, long-term debt and commercial paper outstanding for Citigroup, Citicorp, and CGMHI were as follows:

In billions of dollars	Citigroup	Citicorp and subsidiaries	CGMHI
Long-term debt	$64.4	$62.0	$35.6

Commercial paper	$0.4	$14.7	$17.6

        Citigroup's ability to access the capital markets and other sources of wholesale funds, as well as the cost of these funds, are highly dependent on its credit ratings. The accompanying chart indicates the current ratings for Citigroup. As of December 31, 2003, the ratings outlook for these ratings is "stable."

Citigroup Debt Ratings as of December 31, 2003

	Moody's	S&P	Fitch
Senior debt	Aa1	AA-	AA+
Subordinated debt	Aa2	A+	AA
Commercial paper	P-1	A-1+	F1+

        The debt ratings of Citicorp and CGMHI at December 31, 2003 were identical to those shown above for Citigroup and the outlook for such debt ratings is "stable."

        Citigroup and some of its affiliates have credit facilities outstanding. Details of these facilities can be found in Note 13 of the Consolidated Financial Statements.

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

        Citigroup uses its liquidity to service debt obligations, to pay dividends to its stockholders, to support organic growth, to fund acquisitions and to repurchase its shares in the market or otherwise pursuant to Board-of-Directors approved plans.

        Each of Citigroup's major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the environment in which it operates. Additional liquidity considerations for Citigroup's principal subsidiaries follow.

Citicorp

        Citicorp, a U.S. bank holding company with no significant operating activities of its own, is a wholly owned indirect subsidiary of Citigroup. While Citicorp is a separately rated entity, it did not access external markets for any long-term debt or equity issuance in 2003. Citicorp continues to issue commercial paper and other short-term debt instruments within board-established limits and certain management guidelines.

        On a combined basis, at the Holding Company level, Citigroup and Citicorp maintain sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without incremental access to the unsecured markets. In aggregate, bank subsidiaries maintain "cash capital", defined as core deposits, long-term liabilities, and capital, in excess of their illiquid assets.

        Citicorp's assets and liabilities, which are principally held through its bank and nonbank subsidiaries, are diversified across many currencies, geographic areas, and businesses. Particular attention is paid to those businesses that for tax, sovereign risk, or regulatory reasons cannot be freely and readily funded in the international markets. Citicorp's assets consist primarily of consumer and corporate loans, available-for-sale and trading securities, and placements.

        A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 59% of total funding at December 31, 2003 and 60% of funding at December 31, 2002, are broadly diversified by both geography and customer segments.

        Asset securitization programs remain an important source of liquidity. Loans securitized and sold during 2003 included $20.0 billion of U.S. credit cards and $65.9 billion of U.S. consumer mortgages. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. In 2003, the scheduled amortization of certain credit card securitization transactions made available $11.9 billion of new receivables. In addition, at least $18.2 billion of credit card securitization transactions are scheduled to amortize during 2004.

CGMHI

        CGMHI's total assets were $361 billion at December 31, 2003, an increase from $292 billion at year-end 2002. Due to the nature of CGMHI's trading activities, it is not uncommon for CGMHI's asset levels to fluctuate significantly from period to period.

        CGMHI's consolidated statement of financial condition is highly liquid, with the vast majority of its assets consisting of marketable securities and collateralized short-term financing agreements arising from securities transactions. The highly liquid nature of these assets provides CGMHI with flexibility in financing and managing its business. CGMHI monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for flexibility in its funding, to maintain liquidity, and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

        CGMHI funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is CGMHI's principal funding source. Short-term collateralized borrowings totaled $234.5 billion at December 31, 2003 prior to FIN 41 netting. Uncollateralized short-term borrowings provide CGMHI with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $21.6 billion at December 31, 2003.

        CGMHI has credit facilities outstanding. Details of these facilities can be found in Note 13 to the Consolidated Financial Statements.

        Unsecured term debt is a significant component of CGMHI's long-term capital. Long-term debt totaled $35.6 billion at December 31, 2003 and $28.9 billion at December 31, 2002. CGMHI utilizes interest rate swaps to convert the majority of its fixed-rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

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

        CGMHI monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. CGMHI's liquidity management process includes a contingency funding plan designed to ensure adequate liquidity even if access to unsecured funding sources is severely restricted or unavailable. This plan is reviewed periodically to keep the funding options current and in line with market conditions. The management of this plan includes an analysis used to determine CGMHI's ability to withstand varying levels of stress, including ratings downgrades. CGMHI maintains a loan value of unencumbered securities in excess of its outstanding short-term unsecured liabilities. This is monitored on a daily basis. CGMHI also ensures that long-term illiquid assets are funded with long-term liabilities.

The Travelers Insurance Company (TIC)

        At December 31, 2003, TIC had $43.5 billion of life and annuity product deposit funds and reserves. Of that total, $24.7 billion is not subject to discretionary withdrawal based on contract terms. The remaining $18.8 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $7.0 billion of liabilities that is surrenderable with market value adjustments. Also included is an additional $6.1 billion of the life insurance and individual annuity liabilities which is subject to discretionary withdrawals at an average surrender charge of 5.0%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.7 billion of liabilities is surrenderable without charge. Approximately 10% of this relates to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

        Scheduled maturities of guaranteed investment contracts (GICs) in 2004, 2005, 2006, 2007, 2008 and thereafter are $4.808 billion, $1.333 billion, $1.665 billion, $1.182 billion, $1.149 billion and $2.415 billion, respectively. At December 31, 2003, the interest rates credited on GICs had a weighted average rate of 4.07%.

        TIC's primary tool for liquidity management is a cash reporting tool and forecast performed on a daily basis. In addition, TIC monitors its ability to cover contractual obligations under extreme stress conditions through the use of liquid securities in its investment portfolio.

Contractual Obligations

        The following table includes aggregated information about Citigroup's contractual obligations. These contractual obligations impact the Company's short-and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation, including the maturity profile of the Company's consolidated long-term debt, operating leases and other long-term liabilities reported on the Company's Consolidated Balance Sheet at December 31, 2003. The Company's capital lease obligations are not material and are included within purchase obligations in the table. Citigroup's contractual obligations include agreements to purchase businesses and other purchase obligations that are enforceable and legally binding on the Company. For the purposes of the table below, purchase obligations are included through the termination date specified in the respective agreements, even if the contract is renewable. Many of the purchase agreements for goods or services include clauses that would allow the Company to cancel the agreement prior to the expiration of the contract within a specified notice period; however, the table includes the Company's obligations without regard to such termination clauses (unless actual notice of the Company's intention to terminate the agreement has been communicated to the counterparty).

        In the table below, other liabilities reflected on the Company's Consolidated Balance Sheet includes obligations for goods and services which have already been received as well as other long-term liabilities that have already been incurred and will ultimately be paid in cash. The table excludes deposit liabilities, except for deposits with defined maturities, as the timing of account holder withdrawals is not certain. The table also excludes certain insurance and investment contracts that are subject to mortality and morbidity risks or do not have defined maturities, such that the timing of payments and withdrawals is uncertain. The liabilities related to these insurance and investment contracts are included on the Consolidated Balance Sheet as Insurance Policy and Claims Reserves and Contractholder Funds and Separate and Variable Accounts.

        Citigroup's funding policy for U.S. and non-U.S. pension plans is generally to fund to the amounts of accumulated benefit obligations. At December 31, 2003, there were no minimum required contributions and no discretionary or non-cash contributions are currently planned for U.S. pension plans. Accordingly, no amounts have been included in the table below for future contributions to the U.S. pension plans. For the non-U.S. plans, discretionary contributions in 2004 are anticipated to be approximately $129 million and this amount has been included within purchase obligations in the table below. The estimated pension plan contributions are subject to change since contribution decisions are affected by various factors such as market performance, regulatory and legal requirements, and management's ability to change funding policy. For additional information regarding the Company's retirement benefit obligations see Note 24 to the Consolidated Financial Statements.

	Contractual obligations by year
In millions of dollars
	2004	2005	2006	2007	2008	Thereafter
Long-term debt obligations(1)	$29,034	$29,447	$29,930	$14,215	$17,505	$42,571
Trust preferred securities(2)	—	—	—	—	—	6,057
Operating lease obligations	873	781	670	459	368	1,546
Business acquisitions(3)(4)	1,250	—	—	—	—	—
Purchase obligations:
Consulting, outsourcing and administration	424	270	199	135	68	60
Advertising and sponsorship	107	76	75	81	83	320
Computer hardware, software and maintenance	271	115	47	27	18	11
Premises related	465	266	60	21	13	8
Investment commitments(5)	87	84	84	82	80	131
Other purchase obligations	492	69	17	7	6	4
Other liabilities reflected on the Company's Consolidated Balance Sheet:
Securities sold with agreements to repurchase	174,447	151	200	100	550	100
Guaranteed investment contracts, structured settlements and other deposits with defined maturities(6)	15,070	2,984	2,715	1,571	1,691	3,578
Benefits and compensation	829	79	76	74	73	473
Other(7)	29,195	179	138	72	28	2

Total	$252,544	$34,501	$34,211	$16,844	$20,483	$54,861

(1)
For additional information about long-term debt, see Note 13 to the Consolidated Financial Statements.

(2)
For additional information about trust preferred securities, see Note 19 to the Consolidated Financial Statements.

(3)
Represents the acquisition of the consumer finance business of Washington Mutual, which closed in January 2004. See Note 2 to the Consolidated Financial Statements.

(4)
Following the acquisition of the consumer finance business of Washington Mutual in January 2004, Citicorp guaranteed approximately $2.2 billion of long-term debt issued by the acquired company. The Washington Mutual debt is not included in the table as the acquisition closed after December 31, 2003.

(5)
Investment commitments represent the Company's obligations to invest through various private equity and real estate funds, limited partnerships, and other investment vehicles. In addition to the investment commitments included in the table, the Company has investment commitments of approximately $1.6 billion where the timing of the investment is uncertain.

(6)
Guaranteed investment contract and structured settlement liabilities are included on the Consolidated Balance Sheet within Contractholder Funds.

(7)
Other primarily relates to accounts payable and accrued expenses included within Other Liabilities in the Company's Consolidated Balance Sheet.

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

        SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the Company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business. The SPE obtains the cash needed to pay the transferor for the assets received by issuing securities to investors in the form of debt and equity instruments, certificates, commercial paper, and other notes of indebtedness. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a cash collateral account or overcollateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit or asset purchase agreement. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies, such as Standard and Poor's, Moody's Investors Service, or Fitch Ratings, than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The transferor can use the cash proceeds from the sale to extend credit to additional customers or for other business purposes. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE's investors or to limit or change the credit risk of the SPE. The Company may be the counterparty to any such derivative. The securitization process enhances the liquidity of the financial markets, may spread credit risk among several market participants, and makes new funds available to extend credit to consumers and commercial entities.

        Citigroup also acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE. The Company also securitizes clients' debt obligations in transactions involving SPEs that issue collateralized debt obligations. In yet other arrangements, the Company packages and securitizes assets purchased in the financial markets in order to create new security offerings for institutional and private bank clients as well as retail customers. In connection with such arrangements, Citigroup may purchase and temporarily hold assets designated for subsequent securitization.

        Our credit card receivable and mortgage loan securitizations are organized as QSPEs and are, therefore, not VIEs subject to FIN 46. SPEs may be QSPEs or VIEs or neither. When an entity is deemed a variable interest entity (VIE) under FIN 46, the entity in question must be consolidated by the primary beneficiary; however, we are not the primary beneficiary of most of these entities and as such do not consolidate most of them.

Securitization of Citigroup's Assets

        In certain of these off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations, Citigroup is securitizing assets that were previously recorded in its Consolidated Balance Sheet. At December 31, 2003 and 2002, the total amount of mortgage loans securitized and outstanding was $216 billion and $234 billion, respectively. Servicing rights and other retained interests amounted to $8.3 billion and $4.4 billion at December 31, 2003 and 2002, respectively. A summary of certain cash flows received from and paid to securitization trusts is included in Note 12 to the Consolidated Financial Statements.

Credit Card Receivables

        Credit card receivables are securitized through trusts, which are established to purchase the receivables. Citigroup sells receivables into the trusts on a non-recourse basis. After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to a predetermined maximum amount and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, Citigroup's loss is limited to its retained interest, consisting of seller's interest and an interest-only strip that arises from the calculation of gain or loss at the time receivables are sold to the SPE. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citigroup subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. CGMHI is one of several underwriters that distribute securities issued by the trusts to investors. The Company relies on securitizations to fund approximately 60% of its Citi Cards business.

        At December 31, 2003 and 2002, total assets in the credit card trusts were $89 billion and $84 billion, respectively. Of that amount at December 31, 2003 and 2002, $76 billion and $67 billion, respectively, has been sold to investors via trust-issued securities, and the remaining seller's interest of $13 billion and $17 billion, respectively, is recorded in Citigroup's Consolidated Balance Sheet as Consumer Loans. The Company has retained securities issued by the trust totaling $1.1 billion at December 31, 2003. There were no securities retained at December 31, 2002. Citigroup retains credit risk on its seller's interests and reserves for expected credit losses. Amounts receivable from the trusts were $1.4 billion and $1.1 billion, respectively, and amounts due to the trusts were $1.1 billion and $0.9 billion, respectively, at December 31, 2003 and 2002. The Company also recognized an interest-only strip of $836 million and $494 million at December 31, 2003 and 2002, respectively, that arose from the calculation of gain or loss at the time assets were sold to the QSPE. During the years ended December 31, 2003, 2002 and 2001, finance charges and interchange fees of $10.9 billion, $10.3 billion and $10.1 billion, respectively, were collected by the trusts in each year. Also for the years ended December 31, 2003, 2002 and 2001, the trusts recorded $6.6 billion, $6.3 billion and $6.5 billion, respectively, in coupon interest paid to third-party investors, servicing fees, and other costs. Servicing fees of $1.4 billion, $1.2 billion and $1.2 billion were earned and an additional $4.4 billion, $3.9 billion and $3.6 billion of net cash flows were received by the Company in 2003, 2002 and 2001, respectively. In 2003, the Company recorded net gains of $342 million and, in 2002, recorded net gains of $425 million, primarily related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights that entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other assets securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $588 million, $331 million, and $271 million in 2003, 2002, and 2001, respectively.

Securitizations of Client Assets

        The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit. At December 31, 2003 and 2002, total assets in the unconsolidated conduits were $44 billion and $49 billion, respectively, and liabilities were $44 billion and $49 billion, respectively. One conduit with assets of $823 million is consolidated at December 31, 2003. For 2003 and 2002, the Company's revenues for these activities amounted to $217 million and $239 million, and estimated expenses before taxes were $37 million and $44 million. Expenses have been estimated based upon a percentage of product revenues to business revenues. In addition, the Company participates in providing liquidity backstop lines of credit to conduits administered by other financial institutions with assets totaling $334 million and $2.9 billion at December 31, 2003 and 2002, respectively.

Creation of Other Investment and Financing Products

        In addition to securitizations of mortgage loans originated by the Company, the Company also securitizes purchased mortgage loans, creating collateralized mortgage obligations (CMOs) and other mortgage-backed securities (MBSs) and distributes them to investors. Since January 1, 2000, the Company has organized 160 mortgage securitizations with assets of $204 billion at December 31, 2003. For 2003 and 2002, the Company's revenues for these activities were $418 million and $383 million, respectively, and estimated expenses before taxes were $84 million and $65 million, respectively. Expenses have been estimated based upon a percentage of product revenues to total business revenues.

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

        The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage collateralized debt obligations (CDOs) and synthetic CDOs for institutional clients and retail customers, that match the clients' investment needs and preferences. Typically these instruments diversify investors' risk to a pool of assets as compared with investments in an individual asset. The VIEs, which are issuers of CDO securities, are generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher-rated debt CDO securities or U.S. Treasury securities to provide a greater or a very high degree of certainty of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it or, in other cases, only to manage work-out credits. The Company may also provide other financial services and/or products to the VIEs for market-rate fees. These may include: the provision of liquidity or contingent liquidity facilities, interest rate or foreign exchange hedges and credit derivative instruments, as well as the purchasing and warehousing of securities until they are sold to the SPE. The Company is not the primary beneficiary of these VIEs under FIN 46 due to our limited continuing involvement and, as a result, we do not consolidate their assets and liabilities in our financial statements.

        See Note 12 to the Consolidated Financial Statements for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments. Further details are included in the footnotes.

In millions of dollars at year-end	2003	2002
Financial standby letters of credit and foreign office guarantees	$36,402	$32,220
Performance standby letters of credit and foreign office guarantees	8,101	7,320
Commercial and similar letters of credit	4,411	4,965
One- to four-family residential mortgages	3,599	3,990
Revolving open-end loans secured by one- to four-family residential properties	14,007	10,297
Commercial real estate, construction and land development	1,382	1,781
Credit card lines(1)(2)	739,162	407,822
Commercial and other consumer loan commitments(3)	210,751	214,166

Total	$1,017,815	$682,561

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Increase from 2002 primarily relates to the Sears and Home Depot acquisitions.

(3)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $119 billion and $132 billion with original maturity of less than one year at December 31, 2003 and 2002, respectively.

See Note 28 to the Consolidated Financial Statements for additional information on credit commitments and lines of credit.

CORPORATE GOVERNANCE AND CONTROLS AND PROCEDURES

Citigroup has had a long-standing process whereby business and financial officers throughout the Company attest to the accuracy of financial information reported in corporate systems as well as the effectiveness of internal controls over financial reporting and disclosure processes. The Sarbanes-Oxley Act of 2002 requires CEOs and CFOs to make certain certifications with respect to this report and to the Company's disclosure control and procedures and internal control over financial reporting.

        During the 2002 third quarter, the Company created a Disclosure Committee which has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures for the Company in connection with its external disclosures. Citigroup has a Code of Conduct that expresses the values that drive employee behavior and maintains the Company's commitment to the highest standards of conduct. The Company has established an ethics hotline for employees. In addition, the Company adopted a Code of Ethics for Financial Professionals which applies to all finance, accounting, treasury, tax and investor relations professionals worldwide and which supplements the Company-wide Code of Conduct. Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Citigroup website at www.citigroup.com by clicking on the "Corporate Governance" page. The Company's Corporate Governance Guidelines and the charters for the Audit and Risk Management Committee, the Nomination and Governance Committee, the Personnel and Compensation Committee, and the Public Affairs Committee of the Board are available free of charge on our website under the "Corporate Governance" page or by writing to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd floor, New York, New York 10043.

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: changing economic conditions—U.S., global, regional, or related to specific issuers or industries; sovereign or regulatory actions; the ability to gain market share in both new and established markets internationally; levels of activity in the global capital markets; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of interest rates, bankruptcy filings and unemployment rates, as well as political policies and developments around the world; the continued threat of terrorism; the potential impact of Argentine government actions; the realizability of Argentine government obligations; the potential in Argentina for the re-dollarization of pension annuities and further debt restructurings; changes in assumptions underlying the fair value of investments; changes in management's estimates underlying the allowance for credit losses; possible changes to various stock-based compensation plan provisions for future awards; the effect of the amortization of unrecognized net actuarial losses on net pension expense; the challenging operating environment in Japan; the ability of Cards to continue to increase receivables and improve net credit losses; the ability of Retail Banking to continue to expand into select markets; the ability of CitiMortgage to continue leveraging Citigroup distribution channels; Primerica's ability to benefit from cross-selling relationships; possible legislative and regulatory reforms in the mutual fund industry; the ability of TLA to take advantage of long-term demographic trends; the effect of regulations governing the cross-selling of insurance products to Citigroup customers; the ability of Citigroup's consumer business to expand, including the volume of new loans and credit cards; the credit performance of the portfolios, portfolio growth and seasonal factors; the ability to leverage the newly-formed alliances with Sears and Home Depot; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the ability of states to adopt more extensive consumer privacy protections through legislation or regulation; and the resolution of legal and regulatory proceedings and related matters.

GLOSSARY OF TERMS

TERM	DESCRIPTION
Annuity	A contract that pays a periodic benefit for the life of a person (the annuitant), for the lives of two or more persons or for a specified period of time.
Assets Under Management	Assets held by Citigroup in a fiduciary capacity for clients. These assets are not included on Citigroup's balance sheet.
Cash-Basis Loans
Loans in which the borrower has fallen behind in interest payments, and are considered impaired and are classified as nonperforming or non-accrual assets. In situations where the lender reasonably expects that only a portion of the principal and interest owed ultimately will be collected, payments are credited directly to the outstanding principal.
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
Deferred Tax Asset	An asset attributable to deductible temporary differences and carryforwards. A deferred tax asset is measured using the applicable enacted tax rate and provisions of the enacted tax law.
Deferred Tax Liability	A liability attributable to taxable temporary differences. A deferred tax liability is measured using the applicable enacted tax rate and provisions of the enacted tax law.
Derivative	A contract or agreement whose value is derived from changes in interest rates, foreign exchange rates, prices of securities, or commodities, or financial or commodity indices.
Federal Funds	Non-interest-bearing deposits held by member banks at the Federal Reserve Bank.
Foregone Interest	Interest on cash-basis loans that would have been earned at the original contractual rate if the loans were on accrual status.
Generally Accepted Accounting Principles (GAAP)
Accounting rules and conventions defining acceptable practices in preparing financial statements in the United States of America. The Financial Accounting Standards Board (FASB), an independent self-regulatory organization, is the primary source of accounting rules.
Managed Loans	Includes loans classified as Loans on the balance sheet plus loans held-for-sale that are included in other assets and securitized receivables, primarily credit card receivables.
Managed Net Credit Losses	Net credit losses adjusted for the effect of credit card securitizations. See Managed Loans.
Minority Interest
When a parent owns a majority (but less than 100%) of a subsidiary's stock, the Consolidated Financial Statements must reflect the minority's interest in the subsidiary. The minority interest as shown in the Consolidated Statement of Income is equal to the minority's proportionate share of the subsidiary's net income and, as included within other liabilities on the Balance Sheet, is equal to the minority's proportionate share of the subsidiary's net assets.
Net Credit Losses	Gross credit losses (write-offs) less gross credit recoveries.
Net Credit Loss Ratio	Annualized net credit losses divided by average loans outstanding.
Net Written Premiums	Direct written premiums plus assumed reinsurance premiums, less premiums ceded to reinsurers.

Premiums	The amount charged during the year on policies and contracts issued, renewed, or reinsured by an insurance company.
Reinsurance	A transaction in which a reinsurer (assuming enterprise), for a consideration (premium), assumes all or part of a risk undertaken originally by another insurer (ceding enterprise).
Retention	The amount of exposure an insurance company retains on any one risk or group of risks.
Return on Assets	Annualized income divided by average assets.
Return on Common Equity	Annualized income less preferred stock dividends, divided by average common equity.
Risk Adjusted Margin	Risk adjusted revenue as a percent of average managed loans.
Risk Adjusted Revenue	Revenues less net credit losses.
SB Bank Deposit Program
Smith Barney's Bank Deposit Program provides eligible clients with FDIC insurance on their cash deposits. Accounts enrolled in the program automatically have their cash balances invested, or "swept," into interest-bearing, FDIC- insured deposit accounts at up to 10 participating Citigroup-affiliated banks.
SB Consulting Group
Smith Barney Consulting Group works with financial consultants and their clients to develop sound investment strategies, select the appropriate third-party portfolio managers to carry out those strategies, and monitor manager performance over time.
Securities Purchased Under Agreements to Resell (Reverse Repo Agreements)
An agreement between a seller and a buyer, generally of government or agency securities, whereby the buyer agrees to purchase the securities and the seller agrees to repurchase them at an agreed-upon price at a future date.
Securities Sold Under Agreements to Repurchase (Repurchase Agreements)
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
Tier 1 and Tier 2 Capital
Tier 1 capital includes common stockholders' equity (excluding certain components of other comprehensive income), qualifying perpetual preferred stock, mandatorily redeemable securities of subsidiary trusts, and minority interest that are held by others, less certain intangible assets. Tier 2 capital includes, among other items, perpetual preferred stock to the extent it does not qualify for Tier 1, qualifying senior and subordinated debt, limited life preferred stock, and the allowance for credit losses, subject to certain limitations.
Unearned Compensation
The unamortized portion of a grant to employees of restricted stock measured at the market value on the date of grant. Unearned compensation is displayed as a reduction of stockholders' equity on the Consolidated Balance Sheet.
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

        Citigroup's accounting policies and internal control are under the general oversight of the Board of Directors, acting through the Audit and Risk Management Committee of the Board. The Committee is composed entirely of independent directors who are not officers or employees of Citigroup. The Committee reviews reports by internal audit covering its extensive program of audit and risk reviews worldwide. In addition, KPMG LLP, independent auditors, are engaged to audit Citigroup's consolidated financial statements.

        KPMG LLP obtains and maintains an understanding of Citigroup's internal control and procedures for financial reporting and conducts such tests and other auditing procedures as it considers necessary in the circumstances to express the opinion in its report that follows. KPMG LLP has full access to the Audit and Risk Management Committee, with no members of management present, to discuss its audit and its findings as to the integrity of Citigroup's financial reporting and the effectiveness of internal control.

        Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. However, management believes that Citigroup maintained effective internal control over financial reporting as of December 31, 2003.

/s/ CHARLES PRINCE Chief Executive Officer
/s/ TODD S. THOMSON Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

  The Board of Directors and Stockholders
  Citigroup Inc.:

        We have audited the accompanying consolidated balance sheet of Citigroup Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its methods of accounting for variable interest entities and stock-based compensation and in 2002 the Company changed its methods of accounting for goodwill and intangible assets and accounting for the impairment or disposal of long-lived assets. Also, as discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its methods of accounting for derivative instruments and hedging activities, accounting for interest income and impairment on purchased and retained beneficial interests in securitized financial assets, and accounting for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

/s/ KPMG LLP New York, New York February 26, 2004

CONSOLIDATED FINANCIAL STATEMENTS

Citigroup Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31
In millions of dollars, except per share amounts
	2003	2002	2001
Revenues
Loan interest, including fees	$38,110	$37,903	$39,588
Other interest and dividends	18,937	21,036	24,896
Insurance premiums	3,749	3,410	3,450
Commissions and fees	16,314	15,258	15,593
Principal transactions	5,120	4,513	5,544
Asset management and administration fees	5,665	5,146	5,389
Realized gains (losses) from sales of investments	510	(485)	237
Other revenue	6,308	5,775	4,463

Total revenues	94,713	92,556	99,160
Interest expense	17,271	21,248	31,793

Total revenues, net of interest expense	77,442	71,308	67,367

Benefits, claims, and credit losses
Policyholder benefits and claims	3,895	3,478	3,520
Provision for credit losses	8,046	9,995	6,800

Total benefits, claims, and credit losses	11,941	13,473	10,320

Operating expenses
Non-insurance compensation and benefits	21,288	18,650	19,449
Net occupancy expense	4,280	4,005	3,735
Technology/communications expense	3,414	3,139	3,068
Insurance underwriting, acquisition, and operating	1,063	992	1,115
Restructuring-related items	(46)	(15)	454
Other operating expenses	9,169	10,527	8,707

Total operating expenses	39,168	37,298	36,528

Income from continuing operations before income taxes, minority interest, and cumulative effect of accounting changes	26,333	20,537	20,519
Provision for income taxes	8,195	6,998	7,203
Minority interest, net of income taxes	285	91	87

Income from continuing operations before cumulative effect of accounting changes	17,853	13,448	13,229

Discontinued operations
Income from discontinued operations	—	965	1,378
Gain on sale of stock by subsidiary	—	1,270	—
Provision for income taxes	—	360	323

Income from discontinued operations, net	—	1,875	1,055
Cumulative effect of accounting changes, net	—	(47)	(158)

Net income	$17,853	$15,276	$14,126

Basic earnings per share
Income from continuing operations	$3.49	$2.63	$2.61
Income from discontinued operations, net	—	0.37	0.21
Cumulative effect of accounting changes, net	—	(0.01)	(0.03)

Net income	$3.49	$2.99	$2.79

Weighted average common shares outstanding	5,093.3	5,078.0	5,031.7

Diluted earnings per share
Income from continuing operations	$3.42	$2.59	$2.55
Income from discontinued operations, net	—	0.36	0.20
Cumulative effect of accounting changes, net	—	(0.01)	(0.03)

Net income	$3.42	$2.94	$2.72

Adjusted weighted average common shares outstanding	5,193.6	5,166.2	5,147.0

See Notes to the Consolidated Financial Statements.

Citigroup Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

		December 31
In millions of dollars
		2003	2002(1)
Assets
Cash and due from banks (including segregated cash and other deposits)		$21,149	$17,326
Deposits at interest with banks		19,777	16,382
Federal funds sold and securities borrowed or purchased under agreements to resell		172,174	139,946
Brokerage receivables		26,476	25,358
Trading account assets (including $65,352 and $36,975 pledged to creditors at December 31, 2003 and December 31, 2002, respectively)		235,319	155,208
Investments (including $12,066 and $11,092 pledged to creditors at December 31, 2003 and December 31, 2002, respectively)		182,892	169,513
Loans, net of unearned income
Consumer		379,932	337,681
Corporate		98,074	110,124

Loans, net of unearned income		478,006	447,805
Allowance for credit losses		(12,643)	(11,101)

Total loans, net		465,363	436,704
Goodwill		27,581	26,961
Intangible assets		13,881	8,509
Reinsurance recoverables		4,577	4,356
Separate and variable accounts		27,473	22,118
Other assets		67,370	75,209

Total assets		$1,264,032	$1,097,590

Liabilities
Non-interest-bearing deposits in U.S. offices		$30,074	$29,545
Interest-bearing deposits in U.S. offices		146,675	141,787
Non-interest-bearing deposits in offices outside the U.S.		22,940	21,422
Interest-bearing deposits in offices outside the U.S.		274,326	238,141

Total deposits		474,015	430,895
Federal funds purchased and securities loaned or sold under agreements to repurchase		181,156	162,643
Brokerage payables		37,330	22,024
Trading account liabilities		121,869	91,426
Contractholder funds and separate and variable accounts		58,402	49,331
Insurance policy and claims reserves		17,478	16,350
Investment banking and brokerage borrowings		22,442	21,353
Short-term borrowings		36,187	30,629
Long-term debt		162,702	126,927
Other liabilities		48,380	53,142
Citigroup or subsidiary-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of	—Parent	5,217	4,657
	—Subsidiary	840	1,495

Total liabilities		1,166,018	1,010,872

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value		1,125	1,400
Common stock ($.01 par value; authorized shares: 15 billion), issued shares: 2003 and 2002—5,477,416,254 shares		55	55
Additional paid-in capital		17,531	17,381
Retained earnings		93,483	81,403
Treasury stock, at cost: 2003—320,466,849 shares and 2002—336,734,631 shares		(11,524)	(11,637)
Accumulated other changes in equity from nonowner sources		(806)	(193)
Unearned compensation		(1,850)	(1,691)

Total stockholders' equity		98,014	86,718

Total liabilities and stockholders' equity		$1,264,032	$1,097,590

(1)
Reclassified to conform to the 2003 presentation.

See Notes to the Consolidated Financial Statements.

Citigroup Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Year ended December 31
	Amounts			Shares
In millions of dollars, except shares in thousands
	2003	2002	2001	2003	2002	2001
Preferred stock at aggregate liquidation value
Balance, beginning of year	$1,400	$1,525	$1,745	5,350	5,850	6,233
Redemption or retirement of preferred stock	(275)	(125)	(250)	(1,100)	(500)	(500)
Other(1)	—	—	30	—	—	117

Balance, end of year	1,125	1,400	1,525	4,250	5,350	5,850

Common stock and additional paid-in capital
Balance, beginning of year	17,436	23,251	16,558	5,477,416	5,477,416	5,351,144
Employee benefit plans	133	664	228	—	—	—
Contribution to Citigroup Pension Fund	—	(83)	—	—	—	—
Other(2)	17	(6,396)	6,465	—	—	126,272

Balance, end of year	17,586	17,436	23,251	5,477,416	5,477,416	5,477,416

Retained earnings
Balance, beginning of year	81,403	69,803	58,862
Net income	17,853	15,276	14,126
Common dividends	(5,702)	(3,593)	(3,075)
Preferred dividends	(71)	(83)	(110)

Balance, end of year	93,483	81,403	69,803

Treasury stock, at cost
Balance, beginning of year	(11,637)	(11,099)	(10,213)	(336,735)	(328,728)	(328,922)
Issuance of shares pursuant to employee benefit plans	2,437	1,495	1,980	75,586	43,242	59,681
Contribution to Citigroup Pension Fund	—	583	—	—	16,767	—
Treasury stock acquired(3)	(1,967)	(5,483)	(3,045)	(52,464)	(151,102)	(64,184)
Shares purchased from Employee Pension Fund	(449)	—	—	(9,556)	—	—
Other(4)	92	2,867	179	2,702	83,086	4,697

Balance, end of year	(11,524)	(11,637)	(11,099)	(320,467)	(336,735)	(328,728)

Accumulated other changes in equity from nonowner sources
Balance, beginning of year	(193)	(844)	123
Cumulative effect of accounting changes, after-tax(5)	—	—	118
Net change in unrealized gains and losses on investment securities, after-tax	951	1,105	(222)
Net change for cash flow hedges, after-tax	(491)	1,074	171
Net change in foreign currency translation adjustment, after-tax	(1,073)	(1,528)	(1,034)

Balance, end of year	(806)	(193)	(844)

Unearned compensation
Balance, beginning of year	(1,691)	(1,389)	(869)
Net issuance of restricted and deferred stock	(159)	(302)	(520)

Balance, end of year	(1,850)	(1,691)	(1,389)

Total common stockholders' equity and common shares outstanding	96,889	85,318	79,722	5,156,949	5,140,681	5,148,688

Total stockholders' equity	$98,014	$86,718	$81,247

Summary of changes in equity from nonowner sources
Net income	$17,853	$15,276	$14,126
Other changes in equity from nonowner sources, after-tax	(613)	651	(967)

Total changes in equity from nonowner sources	$17,240	$15,927	$13,159

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

(3)
In 2003, includes $0.3 billion relating to shares repurchased from Mr. Sanford I. Weill.

(4)
In 2002, primarily represents shares issued in connection with the acquisition of GSB.

(5)
In 2001, refers to the adoption of SFAS 133 and EITF 99-20, resulting in increases to equity from nonowner sources of $25 million and $93 million, respectively.

See Notes to the Consolidated Financial Statements.

Citigroup Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31
In millions of dollars
	2003	2002	2001
Cash flows from operating activities of continuing operations
Net income	$17,853	$15,276	$14,126
Income from discontinued operations, net of tax	—	717	1,055
Gain on sale of stock by subsidiary, net of tax	—	1,158	—
Cumulative effect of accounting changes	—	(47)	(158)

Income from continuing operations	17,853	13,448	13,229
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	547	405	400
Additions to deferred policy acquisition costs	(976)	(865)	(853)
Depreciation and amortization	1,574	1,521	2,289
Deferred tax provision (benefit)	566	(204)	1,003
Provision for credit losses	8,046	9,995	6,800
Change in trading account assets	(80,111)	(10,625)	(11,843)
Change in trading account liabilities	30,443	10,883	(4,503)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(32,228)	(2,127)	(28,932)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase under agreements to repurchase	19,468	7,176	39,943
Change in brokerage receivables, net of brokerage payables	14,188	(1,070)	7,550
Change in insurance policy and claims reserves	1,128	3,272	1,446
Net (gains)/losses from sales of investments	(510)	485	(237)
Venture capital activity	134	577	888
Restructuring-related items and merger-related costs	(46)	(15)	454
Other, net	5,070	(6,827)	(873)

Total adjustments	(32,707)	12,581	13,532

Net cash (used in) provided by operating activities of continuing operations	(14,854)	26,029	26,761

Cash flows from investing activities of continuing operations
Change in deposits at interest with banks	(3,395)	2,935	(3,052)
Change in loans	(30,012)	(40,780)	(34,787)
Proceeds from sales of loans	18,553	17,005	26,470
Purchases of investments	(208,040)	(393,344)	(436,461)
Proceeds from sales of investments	127,277	280,234	388,127
Proceeds from maturities of investments	71,730	78,505	28,601
Other investments, primarily short-term, net	130	(531)	(400)
Capital expenditures on premises and equipment	(2,354)	(1,377)	(1,709)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	1,260	2,184	1,789
Business acquisitions	(21,456)	(3,953)	(7,067)

Net cash used in investing activities of continuing operations	(46,307)	(59,122)	(38,489)

Cash flows from financing activities of continuing operations
Dividends paid	(5,773)	(3,676)	(3,185)
Issuance of common stock	686	483	875
Issuance of mandatorily redeemable securities of parent trusts	1,600	—	2,550
Redemption of mandatorily redeemable securities of parent trusts	(700)	—	—
Redemption of mandatorily redeemable securities of subsidiary trusts	(625)	(400)	(345)
Redemption of preferred stock, net	(275)	(125)	(220)
Treasury stock acquired	(2,416)	(5,483)	(3,045)
Stock tendered for payment of withholding taxes	(499)	(475)	(506)
Issuance of long-term debt	67,054	39,520	43,735
Payments and redemptions of long-term debt	(45,800)	(47,169)	(35,299)
Change in deposits	42,136	30,554	39,398
Change in short-term borrowings and investment banking and brokerage borrowings	6,647	11,988	(30,931)
Contractholder fund deposits	8,346	8,548	8,363
Contractholder fund withdrawals	(5,976)	(5,815)	(5,486)

Net cash provided by financing activities of continuing operations	64,405	27,950	15,904

Effect of exchange rate changes on cash and cash equivalents	579	98	(323)

Discontinued operations
Net cash (used in) provided by discontinued operations	—	(237)	41
Proceeds from sale of stock by subsidiary	—	4,093	—

Change in cash and due from banks	3,823	(1,189)	3,894
Cash and due from banks at beginning of period	17,326	18,515	14,621

Cash and due from banks at end of period	$21,149	$17,326	$18,515

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$6,113	$6,834	$2,085
Cash paid during the period for interest	$15,732	$20,226	$32,711
Non-cash investing activities
Transfers to repossessed assets	$1,077	$1,180	$445

See Notes to the Consolidated Financial Statements.

Citigroup Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries (the Company). The Company consolidates subsidiaries which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries, are accounted for under the equity method, and the pro rata share of their income (loss) is included in other income. Income from investments in less than 20%-owned companies is recognized when dividends are received. Citigroup consolidates entities deemed to be variable interest entities (VIEs) when Citigroup is determined to be the primary beneficiary under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Gains and losses on disposition of branches, subsidiaries, affiliates, buildings, and other investments and charges for management's estimate of impairment in their value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in other income.

        The Company recognizes a gain or loss in the Consolidated Statement of Income when a subsidiary issues its own stock to a third party at a price higher or lower than the Company's proportionate carrying amount.

        On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in Travelers Property Casualty Corp. (TPC) (an indirect wholly owned subsidiary of Citigroup on December 31, 2001). Following the distribution, Citigroup began reporting TPC separately as discontinued operations. See Note 3 to the Consolidated Financial Statements for additional discussion of discontinued operations.

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

Investments

        Investments include fixed maturity and equity securities. Fixed maturities include bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities subject to prepayment risk. Equity securities include common and non-redeemable preferred stocks. Fixed maturities classified as "held to maturity" represent securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Fixed maturity securities and marketable equity securities classified as "available-for-sale" are carried at fair value, which is determined based on quoted market prices when available, or if quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment, with unrealized gains and losses and related hedge effects reported in a separate component of stockholders' equity, net of applicable income taxes. Declines in fair value that are determined to be other than temporary are charged to earnings. Accrual of income is suspended on fixed maturities that are in default, or on which it is likely that future interest payments will not be made as scheduled. Fixed maturities subject to prepayment risk are accounted for using the retrospective method, where the principal amortization and effective yield are recalculated each period based on actual historical and projected future cash flows. Realized gains and losses on sales of investments are included in earnings on a specific identified cost basis.

        Citigroup's private equity subsidiaries include subsidiaries registered as Small Business Investment Companies and other subsidiaries that engage exclusively in venture capital activities. Venture capital investments are carried at fair value, with changes in fair value recognized in other income. The fair values of publicly traded securities held by these subsidiaries are generally based upon quoted market prices. In certain situations, including thinly traded securities, large-block holdings, restricted shares, or other special situations, the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. For securities held by these subsidiaries that are not publicly traded, estimates of fair value are made based upon review of the investee's financial results, condition, and prospects, together with comparisons to similar companies for which quoted market prices are available.

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

Trading Account Assets and Liabilities

        Trading Account Assets and Liabilities include securities, commodities, and derivatives and are carried at fair value, which is determined based upon quoted prices when available, or under an alternative approach such as matrix or model pricing when market prices are not readily available. If quoted market prices are not available for fixed maturity securities, derivatives, or commodities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. Obligations to deliver securities sold, not yet purchased are also carried at fair value and included in trading account liabilities. The determination of fair value considers various factors, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options, warrants, and derivatives; price activity for equivalent or synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions; and derivatives transaction maintenance costs during that period. The fair value of aged inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available-for-immediate-sale for longer than 90 days. Changes in fair value of trading account assets and liabilities are recognized in earnings. Interest expense on trading account liabilities is reported as a reduction of interest revenues.

        Commodities include physical quantities of commodities involving future settlement or delivery, and related gains or losses are reported as principal transactions.

        Derivatives used for trading purposes include interest rate, currency, equity, credit, and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. The fair value of derivatives is determined based upon liquid market prices evidenced by exchange traded prices, broker/dealer quotations, or prices of other transactions with similarly rated counterparties. The fair value includes an adjustment for individual counterparty credit risk and other adjustments, as appropriate, to reflect liquidity and ongoing servicing costs. The fair values of derivative contracts reflect cash we have paid or received (for example, option premiums and cash margin in connection with credit support agreements). Derivatives in a net receivable position, as well as options owned and warrants held, are reported as trading account assets. Similarly, derivatives in a net payable position, as well as options written and warrants issued, are reported as trading account liabilities. Revenues generated from derivative instruments used for trading purposes are reported as principal transactions and include realized gains and losses, as well as unrealized gains and losses resulting from changes in the fair value of such instruments. During the fourth quarter of 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. The Company defers trade date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. The deferral is recognized in income when the market data becomes observable or over the life of the transaction.

Commissions, Underwriting, and Principal Transactions

        Commissions, Underwriting, and Principal Transactions revenues and related expenses are recognized in income on a trade-date basis.

Consumer Loans

        Consumer Loans include loans and leases managed by the Global Consumer business and Private Bank. As a general rule, for open-end revolving and closed-end installment and real estate loans, interest accrual ceases when payments are no later than 90 days contractually past due, except for certain open-end revolving products (e.g., credit cards), where we accrue interest until payments are 180 days contractually past due and reverse the interest and fees earned, but not collected.

        As a general rule, unsecured closed-end installment loans that become 120 days contractually past due and unsecured open-end (revolving) loans that become 180 days contractually past due are charged-off. Loans secured with non-real-estate collateral are written down to the estimated value of the collateral, less costs to sell, at 120 days past due. Real-estate secured loans (both open- and closed-end) are written down to the estimated value of the property, less costs to sell, no later than 180 days past due.

        In certain Consumer Finance businesses in North America, secured real estate loans are written down to the estimated value of the property, less costs to sell, at the earlier of receipt of title or 12 months in foreclosure (which process must commence when payments are no later than 120 days contractually past due). Closed-end loans secured by non-real-estate collateral are written down to the estimated value of the collateral, less costs to sell, when payments are no later than 180 days contractually past due. Unsecured loans (both open- and closed-end) are charged-off when the loan becomes 180 days contractually past due and 180 days from the last payment, but in no event can these loans exceed 360 days contractually past due.

        Certain Western European businesses have exceptions to these charge-off policies due to the local environment in which these businesses operate.

        Unsecured loans in bankruptcy are charged-off within 30 days of notification of filing by the bankruptcy court or within the contractual write-off periods, whichever occurs earlier. In a certain Consumer Finance business, unsecured loans in bankruptcy are charged-off when they are 30 days contractually past due.

        Commercial Markets, which is included within Retail Banking, includes loans and leases made principally to small- and middle-market businesses. Commercial Markets loans are placed on a non-accrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection.

Corporate Loans

        Corporate Loans represent loans and leases managed by Global Corporate and Investment Bank (GCIB). Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired corporate loans and leases are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans and leases where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

Lease Financing Transactions

        Loans include the Company's share of aggregate rentals on lease financing transactions and residual values net of related unearned income. Lease financing transactions substantially represent direct financing leases and also include leveraged leases. Unearned income is amortized under a method that results in an approximate level rate of return when related to the unrecovered lease investment. Gains and losses from sales of residual values of leased equipment are included in other income.

Loans Held-for-Sale

        Credit card and other receivables and mortgage loans originated for sale are classified as loans held-for-sale, which are accounted for at the lower of cost or market value and reported in other assets with net credit losses charged to other income.

Allowance for Credit Losses

        Allowance for Credit Losses represents management's estimate of probable losses inherent in the portfolio. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable credit losses inherent in the portfolio, including unfunded commitments. Additions to the allowance are made by means of the provision for credit losses. Credit losses are deducted from the allowance, and subsequent recoveries are added. Securities received in exchange for loan claims in debt restructurings are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance, and are subsequently accounted for as securities available-for-sale.

        In the corporate portfolio, larger-balance, non-homogeneous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. Reserves are established for these loans based upon an estimate of probable losses for individual larger-balance, non-homogeneous loans deemed to be impaired. This estimate considers all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. The allowance for credit losses attributed to the remaining portfolio is established via a process that estimates the probable loss inherent in the portfolio based upon various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators including trends in internally risk-rated exposures, classified exposures, cash-basis loans, historical and forecasted write-offs, and a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures.

        Each portfolio of smaller-balance, homogeneous loans, including consumer mortgage, installment, revolving credit, and most other consumer loans, is collectively evaluated for impairment. The allowance for credit losses attributed to these loans is established via a process that estimates the probable losses inherent in the portfolio, based upon various statistical analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing, and classified loans; trends in volumes and terms of loans; an evaluation of overall credit quality; the credit process, including lending policies and procedures; and economic, geographical, product, and other environmental factors.

        This evaluation includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing.

Transfers of Financial Assets

        For a transfer of financial assets to be considered a sale, financial assets transferred by the Company must have been isolated from the seller, even in bankruptcy or other receivership; the purchaser must have the right to sell the assets transferred, or the purchaser must be a qualifying special purpose entity meeting certain significant restrictions on its activities, whose investors have the right to sell their ownership interests in the entity; and the seller does not continue to control the assets transferred through an agreement to repurchase them or have a right to cause the assets to be returned (known as a call option). A transfer of financial assets that meets the sale requirements is removed from the Company's Consolidated Balance Sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, and the assets remain on the Company's Consolidated Balance Sheet and the proceeds are recognized as the Company's liability.

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

        See Note 12 to the Consolidated Financial Statements.

Securitizations

        Citigroup and its subsidiaries securitize primarily credit card receivables and mortgages. Other types of assets securitized include corporate debt securities, auto loans, and student loans.

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

        Interest in the securitized and sold loans may be retained in the form of subordinated interest-only strips, subordinated tranches, spread accounts, and servicing rights. The Company retains a seller's interest in the credit card receivables transferred to the trust, which is not in securitized form. Accordingly, the seller's interest is carried on a historical cost basis and classified as consumer loans. Retained interests in securitized mortgage loans are classified as trading account assets. Other retained interests are primarily recorded as available-for-sale investments. Gains or losses on securitization and sale depend in part on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair values at the date of sale. Gains are recognized at the time of securitization and are reported in other income.

        The Company values its securitized retained interests at fair value using either financial models, quoted market prices, or sales of similar assets. Where quoted market prices are not available, the Company estimates the fair value of these retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including payment speeds, credit losses, and discount rates.

        For each securitization entity with which the Company is involved, the Company makes a determination of whether the entity should be considered a subsidiary of the Company and be included in the Company's Consolidated Financial Statements or whether the entity is sufficiently independent that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements to be a qualifying special purpose entity, the securitization entity is not consolidated by Citigroup as seller of the transferred assets. If the securitization entity is determined to be a VIE, the Company consolidates the VIE if it is the primary beneficiary.

        For all other securitizations in which Citigroup participates, a consolidation decision is made by evaluating several factors, including how much of the entity's ownership is in the hands of third-party investors, who controls the securitization entity, and who reaps the rewards and bears the risks of the entity. Only securitization entities controlled by Citigroup are consolidated.

Variable Interest Entities

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

        In addition to the VIEs that are consolidated in accordance with FIN 46, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), many structured finance transactions, and various investment funds.

Mortgage Servicing Rights (MSRs)

        Mortgage Servicing Rights (MSRs), which are included within intangible assets on the Consolidated Balance Sheet, are recognized as assets when purchased or when the Company sells or securitizes loans acquired through purchase or origination and retains the right to service the loans. Servicing rights retained in the securitization of mortgage loans are measured by allocating the carrying value of the loans between the assets sold and the interests retained, based on the relative fair values at the date of securitization. The fair values are determined using internally developed assumptions comparable to quoted market prices. MSRs are amortized using a proportionate cash flow method over the period of the related net positive servicing income to be generated from the various portfolios purchased or loans originated. The Company periodically estimates the fair value of MSRs by discounting projected net servicing cash flows of the remaining servicing portfolio considering market loan prepayment predictions and other economic factors. Impairment of MSRs is evaluated on a disaggregated basis by type (i.e., fixed rate or adjustable rate) and by interest rate band, which are believed to be the predominant risk characteristics of the Company's servicing portfolio. Any excess of the carrying value of the capitalized servicing rights over the fair value by stratum is recognized through a valuation allowance for each stratum and charged to the provision for impairment on MSRs.

Goodwill

        Goodwill represents an acquired company's acquisition cost less the fair value of net tangible and intangible assets. Through the end of 2001, goodwill related to purchase acquisitions completed prior to June 30, 2001 was amortized on a straight-line basis over its estimated useful life. Effective January 1, 2002, amortization ceased on this goodwill. Goodwill related to purchase acquisitions completed after June 30, 2001 is not amortized. Goodwill is subject to annual impairment tests whereby goodwill is allocated to the Company's reporting units and an impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Furthermore, on any business dispositions, goodwill is allocated to the business disposed of based on the ratio of the fair value of the business disposed of to the fair value of the reporting unit.

Intangible Assets

        Intangible Assets, including MSRs, core deposit intangibles, present value of future profits, purchased credit card relationships, other customer relationships, and other intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. Upon the adoption of SFAS 142, intangible assets deemed to have indefinite useful lives, primarily certain asset management contracts and trade names, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

Repossessed Assets

        Upon repossession, loans are adjusted, if necessary, to the estimated fair value of the underlying collateral and transferred to Repossessed Assets, which is reported in other assets net of a valuation allowance for selling costs and net declines in value as appropriate.

Risk Management Activities—Derivatives Used for Non-Trading Purposes

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

        To qualify as a hedge, the hedge relationship is designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge, which includes the item and risk that is being hedged and the derivative that is being used, as well as how effectiveness is being assessed. A derivative must be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis typically using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in fair value, are recognized in other income.

        The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. The underlying asset, liability, firm commitment, or forecasted transaction may be an individual item or a portfolio of similar items.

        For fair value hedges, in which derivatives hedge the fair value of assets, liabilities, or firm commitments, changes in the fair value of derivatives are reflected in other income, together with changes in the fair value of the related hedged item. The net amount, representing hedge ineffectiveness, is reflected in current earnings. Citigroup's fair value hedges are primarily the hedges of fixed-rate long-term debt, loans, and available-for-sale securities.

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

        End-user derivatives that are economic hedges rather than qualifying as hedges are also carried at fair value with changes in value included in trading account income or other income.

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

Insurance Premiums

        Insurance Premiums from long-duration contracts, principally life insurance, are earned when due as determined by the respective contract. Premiums from short-duration insurance contracts, principally credit life and accident and health policies, are earned over the related contract period.

Deferred Policy Acquisition Costs (DACs)

        Deferred Policy Acquisition Costs (DACs), included in other assets, represent the costs of acquiring new business, principally commissions, certain underwriting and agency expenses, and the cost of issuing policies.

        For traditional life and health business, including term insurance, DAC is amortized over the premium-paying periods of the related policies, in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises" (SFAS 60), which is generally over 5-20 years. Assumptions as to the anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied over the life of the policy.

        For universal life and corporate-owned life insurance products, DAC is amortized at a constant rate based upon the present value of estimated gross profits expected to be realized in accordance with SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sale of Investments" (SFAS 97), which is generally over 16-25 years. Actual profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization. Changes in estimates of gross profits result in retrospective adjustments to earnings by a cumulative charge or credit to income.

        For deferred annuities, both fixed and variable, and payout annuities, DAC is amortized employing a level effective yield methodology in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS 91), which is generally over 10-15 years. An amortization rate is developed using the outstanding DAC balance and projected account balances and is applied to actual account balances to determine the amount of DAC amortization. The projected account balances are derived using a model that includes assumptions related to investment returns and persistency. The model rate is evaluated periodically, at least annually, and the actual rate is reset and applied prospectively, resulting in a new amortization pattern over the remaining estimated life of the business.

        Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income, and, if not recoverable, are charged to expense. All other acquisition expenses are charged to operations as incurred.

Present Value of Future Profits

        Present Value of Future Profits, included in intangible assets, represents the actuarially determined present value of anticipated profits to be realized from life and accident and health business on insurance in force at the date of the Company's acquisition of insurance businesses using the same assumptions that were used for computing-related liabilities where appropriate. The present value of future profits is amortized over the contract period using current interest crediting rates to accrete interest and using amortization methods based on the specified products. Traditional life insurance is amortized over the period of anticipated premiums, universal life in relation to estimated gross profits, and annuity contracts employing a level effective yield methodology. The value of present value of future profits is reviewed periodically for recoverability to determine if any adjustment is required.

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

Insurance Policy and Claims Reserves

        Insurance Policy and Claims Reserves represent liabilities for future insurance policy benefits. Insurance reserves for traditional life insurance, annuities, and accident and health policies have been computed based upon mortality, morbidity, persistency, and interest rate assumptions (ranging from 2.0% to 9.0%, with a weighted average rate of 7.03%, for annuity products and 2.5% to 7.0%, with a weighted average interest rate of 3.51%, for life products) applicable to these coverages, including adverse deviation. These assumptions consider Company experience and industry standards and may be revised if it is determined that future experience will differ substantially from that previously assumed.

Contractholder funds

        Contractholder Funds represent receipts from the issuance of universal life, pension investment and certain deferred annuity contracts. Such receipts are considered deposits on investment contracts that do not have substantial mortality or morbidity risk. Account balances are increased by deposits received and interest credited and are reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Calculations of contractholder account balances for investment contracts reflect lapse, withdrawal, and interest rate assumptions (ranging from 1.0% to 8.05%, with a weighted average rate of 4.34%, for annuity products, and 3.5% to 5.95%, with a weighted average interest rate of 4.34%, for life products), based on contract provisions, the Company's experience, and industry standards. Contractholder funds also include other funds that policyholders leave on deposit with the Company.

Employee Benefits Expense

        Employee Benefits Expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards, and costs of other employee benefits.

Stock-Based Compensation

        Prior to January 1, 2003, Citigroup accounted for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock-based compensation plans. Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), allows companies to recognize compensation expense over the related service period based on the grant-date fair value of the stock award. Under both methods, upon issuance of previously unissued shares under employee plans, proceeds received in excess of par value are credited to additional paid-in capital. Upon issuance of treasury shares, the difference between the proceeds received and the average cost of treasury shares is recorded in additional paid-in capital. Under both methods, the dilutive effect of outstanding options is reflected as additional share dilution in the computation of earnings per share. On January 1, 2003, the Company adopted the fair value provision of SFAS 123. See "Accounting Changes" on page 80.

        Had the Company applied SFAS 123 prior to 2003 in accounting for all the Company's stock option plans, including the Citigroup 2003 Stock Purchase Program, net income and net income per share would have been the pro forma amounts indicated below:

In millions of dollars, except per share amounts		2003	2002		2001
Compensation expense related to stock option plans, net of tax	As reported Pro forma	$110 365	$	— 434	$	— 560
Net income	As reported Pro forma	$17,853 17,598		$15,276 14,842		$14,126 13,566
Basic earnings per share	As reported Pro forma	$3.49 3.44		$2.99 2.90		$2.79 2.68
Diluted earnings per share	As reported Pro forma	$3.42 3.37		$2.94 2.86		$2.72 2.61

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

Earnings Per Share

        Earnings per share is computed after recognition of preferred stock dividend requirements. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average dilutive effect of the Company's convertible securities, common stock warrants, stock options, and the shares issued under the Company's Capital Accumulation Program and other restricted stock plans.

Accounting Changes

Adoption of SFAS 132-R

        In December 2003, FASB issued SFAS No.132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132-R), which retains the disclosure requirements contained in SFAS 132 and requires additional disclosure in financial statements about the assets, obligations, cash flows, and net periodic benefit cost of domestic defined benefit pension plans and other domestic defined benefit postretirement plans for periods ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. The new disclosure requirements for foreign retirement plans apply to fiscal years ending after June 15, 2004. However, the Company has elected to adopt SFAS 132-R for its foreign plans as of December 31, 2003. Certain disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. Accordingly, the new annual disclosures are included in Note 24 to the Consolidated Financial Statements.

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

Derivative Instruments and Hedging Activities

        On July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In particular, this SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company's Consolidated Financial Statements.

Liabilities and Equity

        On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003, and did not have a material impact on the Company's Consolidated Financial Statements.

Stock-Based Compensation

        On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148) issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. Similar to APB 25, the alternative method of accounting, under SFAS 123, an offsetting increase to stockholders' equity is recorded equal to the amount of compensation expense charged. Earnings per share dilution is recognized as well.

        The impact of this change in 2003 is disclosed on page 80. When fully phased in over the next two years, the impact will be approximately $0.06 per diluted share annually.

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

Consolidation of Variable Interest Entities

        FIN 46 changes the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" (SFAS 94). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

        For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities, and noncontrolling interests of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities, and noncontrolling interests of the VIE. In October 2003, FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. With the exception of the deferral related to certain investment company subsidiaries, Citigroup elected to implement the remaining provisions of FIN 46 in the 2003 third quarter, resulting in the consolidation of VIEs increasing both total assets and total liabilities by approximately $2.1 billion.

        The implementation of FIN 46 encompassed a review of thousands of entities to determine the impact of adoption and considerable judgment was used in evaluating whether or not a VIE should be consolidated. FASB continues to provide additional guidance on implementing FIN 46 through FASB Staff Positions.

        The Company administers several third-party owned, special purpose, multi-seller finance companies (the "conduits") that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. The Company has no ownership interest in the conduits, but as administrator provides them with accounting, funding, and operations services. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit. At December 31, 2003 and 2002, total assets in the unconsolidated conduits were $44 billion and $49 billion, respectively, and liabilities were $44 billion and $49 billion, respectively. One conduit with assets of $823 million is consolidated at December 31, 2003.

        In December 2003, FASB released a revision of FIN 46 (FIN 46-R), which includes substantial changes from the original. The calculation of expected losses and expected residual returns have both been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, FIN 46-R changes the definition of a variable interest. The interpretation permits adoption of either the original or the revised versions of FIN 46 until the first quarter of 2004, at which time FIN 46-R must be adopted. For 2003 year-end financial statements, Citigroup's financial statements are in accordance with the original FIN 46.

        The Company is evaluating the impact of applying FIN 46-R to existing VIEs in which it has variable interests and has not yet completed this analysis. We are revising our calculations of expected losses and expected residual returns to reflect the new guidance in FIN 46-R to determine whether any changes to our consolidation decisions under FIN 46 will be needed. Depending on the results of these calculations, we are also considering restructuring alternatives that would enable certain VIEs to continue to meet the criteria for non-consolidation. In the case of the Trust Preferred Securities (TruPS), we are considering restructuring alternatives that would enable us to continue to consolidate the trusts or other alternatives to provide Tier 1 Capital. In the event that the TruPS trusts cannot be restructured, there would be no material impact on the financial statements. At this time, it is anticipated that the effect on the Company's Consolidated Balance Sheet could be an increase of approximately $43 billion to assets and liabilities, primarily due to certain multi-seller finance companies administered by the Company and certain structured transactions. If consolidation is required for additional VIEs, the future viability of these businesses will be assessed. As we continue to evaluate the impact of applying FIN 46-R, additional entities may be identified that would need to be consolidated by the Company. See Note 12 to the Consolidated Financial Statements.

Guarantees and Indemnifications

        In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. On January 1, 2003, the Company adopted the recognition and measurement provisions of FIN 45. The impact of adopting FIN 45 was not material. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. Accordingly, these disclosures are included in Note 28 to the Consolidated Financial Statements.

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

Adoption of EITF 02-3

        During the fourth quarter of 2002, the Company adopted EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. The initial adoption and ongoing effects of EITF 02-3 are not material to the Company's Consolidated Financial Statements.

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

Derivatives and Hedge Accounting

        On January 1, 2001, Citigroup adopted SFAS 133. This Statement changed the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of Citigroup's trading activities, as well as certain derivative instruments embedded in other contracts. SFAS 133 requires that all derivatives be recorded on the balance sheet at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship. The majority of Citigroup's derivatives are entered into for trading purposes and were not impacted by the adoption of SFAS 133. The cumulative effect of adopting SFAS 133 at January 1, 2001 was an after-tax charge of $42 million included in net income and an increase of $25 million included in other changes in stockholders' equity from nonowner sources.

Transfers and Servicing of Financial Assets

        In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB 125" (SFAS 140).

        In July 2001, FASB issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Assets."

        Certain provisions of SFAS 140 require that the structure for transfers of financial assets to certain securitization vehicles be modified to comply with revised isolation guidance for institutions subject to receivership by the Federal Deposit Insurance Corporation. These provisions are effective for transfers taking place after December 31, 2001, with an additional transition period ending no later than September 30, 2006 for transfers to certain master trusts. It is not expected that these provisions will materially affect the Consolidated Financial Statements. SFAS 140 also provides revised guidance for an entity to be considered a qualifying special purpose entity.

Future Application of Accounting Standards

Postretirement Benefits

        In January 2004, FASB issued FASB Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-1), in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit for individuals under Medicare (Medicare Part D) as well as a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. FSP FAS 106-1 allows plan sponsors the option of accounting for the effects of the Act in financial statements for periods that cover the date of enactment or making a one-time election to defer the accounting for the effects of the Act.

        Citigroup has decided to defer recognizing any effects of the Act until further guidance is issued by FASB. Measurements of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the Company's postretirement benefit plans. The Act is not expected to have a material effect on the Company's Consolidated Financial Statements.

Consolidation of Variable Interest Entities

        In December 2003, FASB released a revision of FIN 46 (FIN 46-R). See "Consolidation of Variable Interest Entities" in the "Accounting Changes" section of this Note for a discussion of FIN 46-R.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

        On December 12, 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for all loans acquired in a transfer that have evidence of deterioration in credit quality since origination, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held-for-sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

        SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor's initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life. Decreases in expected cash flows are recognized as impairment.

Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

        In July 2003, Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1), was released. SOP 03-1 provides guidance on accounting and reporting by insurance enterprises for separate account presentation, accounting for an insurer's interest in a separate account, transfers to a separate account, valuation of certain liabilities, contracts with death or other benefit features, contracts that provide annuitization benefits, and sales inducements to contract holders. SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003. The adoption of SOP 03-1 will not have a material impact on the Company's Consolidated Financial Statements.

2.    Business Developments

Acquisition of Sears' Credit Card and Financial Products Business

        On November 3, 2003, Citigroup acquired the Sears' Credit Card and Financial Products business (Sears). $28.6 billion of gross receivables were acquired for a 10% premium of $2.9 billion and annual performance payments over the next 10 years based on new accounts, retail sales volume, and financial product sales. $5.8 billion of intangible assets and goodwill have been recorded as a result of this transaction. In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's businesses, products, and services. The results of Sears are included in the Consolidated Financial Statements from November 2003 forward.

Acquisition of The Home Depot's Private-Label Portfolio

        In July 2003, Citigroup completed the acquisition of The Home Depot's private-label portfolio (Home Depot), which added $6 billion in receivables and 12 million accounts. The results of Home Depot are included in the Consolidated Financial Statements from July 2003 forward.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup acquired Washington Mutual Finance Corporation (WMF) for $1.25 billion. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition includes 409 WMF offices located in 25 states, primarily in the Southeastern and Southwestern United States. WMF has more than 2,300 employees and total assets of approximately $4 billion. Citicorp has guaranteed all outstanding unsecured indebtedness of WMF in connection with this acquisition.

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

Acquisition of Banamex

        In August 2001, Citicorp completed its acquisition of Grupo Financiero Banamex-Accival (Banamex), a Mexican financial institution, for approximately $12.5 billion in cash and Citigroup stock. On September 24, 2001, Citicorp became the holder of 100% of the issued and outstanding ordinary shares of Banamex following a share redemption by Banamex. Banamex's and Citicorp's banking operations in Mexico have been integrated and conduct business under the "Banamex" brand name.

Acquisition of EAB

        On July 17, 2001, Citibank completed its acquisition of European American Bank (EAB), a New York State-chartered bank, for $1.6 billion plus the assumption of $350 million in EAB preferred stock.

3.    Discontinued Operations

Travelers Property Casualty Corp. (TPC) (an indirect wholly owned subsidiary of Citigroup on December 31, 2001) sold 231 million shares of its class A common stock representing approximately 23.1% of its outstanding equity securities in an initial public offering (IPO) on March 27, 2002. In 2002, Citigroup recognized an after-tax gain of $1.158 billion as a result of the IPO. In connection with the IPO, Citigroup entered into an agreement with TPC that provides that, in any fiscal year in which TPC records asbestos-related income statement charges in excess of $150 million, net of any reinsurance, Citigroup will pay to TPC the amount of any such excess up to a cumulative aggregate of $520 million after-tax. A portion of the gross IPO gain was deferred to offset any payments arising in connection with this agreement. During 2002 and 2003, $159 million and $361 million, respectively, was paid under this agreement.

        On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in TPC (the distribution). This non-cash distribution was tax-free to Citigroup, its stockholders and TPC. The distribution was treated as a dividend to stockholders for accounting purposes that reduced Citigroup's Additional Paid-In Capital by approximately $7.0 billion. Following the distribution, Citigroup remains a holder of approximately 9.9% of TPC's outstanding equity securities which are carried at fair value in the Proprietary Investment Activities segment and classified as available-for-sale within Investments on the Consolidated Balance Sheet. The Company is required to sell these securities within five years of the distribution in order to maintain the tax-free status.

        Following the August 20, 2002 distribution, the results of TPC were reported by the Company separately as discontinued operations for all periods presented. TPC represented the primary vehicle by which Citigroup engaged in the property and casualty insurance business.

        Summarized financial information for discontinued operations is as follows:

In millions of dollars	2003	2002	2001
Total revenues, net of interest expense	$—	$8,233	$12,690

Income from discontinued operations	—	965	1,378
Gain on sale of stock by subsidiary	—	1,270	—
Provision for income taxes	—	360	323

Income from discontinued operations, net	$—	$1,875	$1,055

        The following is a summary of the assets and liabilities of discontinued operations as of August 20, 2002, the date of the distribution:

In millions of dollars	August 20, 2002
Cash	$252
Investments	33,984
Trading account assets	321
Loans	261
Reinsurance recoverables	10,940
Other assets	14,242

Total assets	$60,000

Long-term debt	$2,797
Insurance policy and claim reserves	36,216
Other liabilities	11,831
Mandatorily redeemable securities of subsidiary trusts	900

Total liabilities	$51,744

4.    Business Segment Information

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

        The Global Consumer segment includes a global, full-service consumer franchise delivering a wide array of banking, lending, insurance and investment services through a network of local branches, offices, and electronic delivery systems.

        The businesses included in the Company's Global Corporate and Investment Bank segment provide corporations, governments, institutions, and investors in approximately 100 countries with a broad range of banking and financial products and services.

        The Private Client Services segment provides investment advice, financial planning and brokerage services to affluent individuals, small and mid-size companies, non-profits and large corporations. In addition, Private Client Services provides independent client-focused research to individuals and institutions around the world.

        The Global Investment Management segment offers a broad range of life insurance, annuity, asset management and personalized wealth management products and services distributed to institutional, high-net-worth, and retail clients.

        The Proprietary Investment Activities segment includes the Company's venture capital activities, ownership of TPC shares, the Alternative Investment business, results from certain proprietary investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

        Corporate/Other includes net corporate treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and taxes not allocated to the other business segments. The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements.

        The following table presents certain information regarding the Company's continuing operations by segment:

							Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Changes (1)(2)(3)(4)
	Revenues, Net of Interest Expense(1)(2)			Provision (Benefit) for Income Taxes(1)						Identifiable Assets at Year End(1)
In millions of dollars, except identifiable assets in billions
	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002
Global Consumer	$41,195	$37,964	$33,576	$4,622	$4,470	$3,894	$9,648	$8,252	$6,813	$453	$413
Global Corporate and Investment Bank	20,040	19,143	19,550	2,429	1,611	2,383	5,387	3,159	4,392	637	535
Private Client Services(5)	5,827	5,830	6,091	481	470	499	778	799	877	14	13
Global Investment Management	8,685	7,621	7,845	685	656	800	1,696	1,523	1,537	133	112
Proprietary Investment Activities	1,008	(35)	503	210	(98)	106	230	(229)	225	9	9
Corporate/Other	687	785	(198)	(232)	(111)	(479)	114	(56)	(615)	18	16

Total	$77,442	$71,308	$67,367	$8,195	$6,998	$7,203	$17,853	$13,448	$13,229	$1,264	$1,098

(1)
Reclassified to conform to the 2003 presentation of CitiCapital from GCIB to Global Consumer; the reclassification of realized insurance investment gains/losses from Proprietary Investment Activities to Global Investment Management; the allocation of Citicorp Electronic Financial Services, Inc. from Global Consumer to Corporate/Other; and the allocation of certain Treasury functions in Mexico from Global Consumer to GCIB.

(2)
Includes total revenues, net of interest expense, in North America (excluding Mexico) of $48.2 billion, $45.0 billion, and $47.0 billion, in Mexico of $4.1 billion, $4.2 billion, and $2.3 billion and in Japan of $4.1 billion, $4.3 billion, and $4.0 billion in 2003, 2002, and 2001, respectively. There were no other individual foreign countries that were material to total revenues, net of interest expense. Figures exclude Proprietary Investment Activities and Corporate/Other, which largely operate within North America.

(3)
Includes provisions for benefits, claims, and credit losses in the Global Consumer results of $8.0 billion, $8.5 billion, and $6.7 billion, in the Global Corporate and Investment Bank results of $732 million, $2.3 billion, and $844 million, in the Private Client Services results of $1 million, $6 million, and $4 million, in the Global Investment Management results of $3.2 billion, $2.7 billion, and $2.8 billion, and in the Corporate/Other results of ($3) million, ($22) million, and ($10) million for 2003, 2002, and 2001, respectively. Includes provision for credit losses in the Proprietary Investment Activities results of $31 million in 2002.

(4)
For 2002, the Company recognized after-tax charges of $47 million for the cumulative effect of accounting changes related to the implementation of SFAS 142. For 2001, the Company recognized after-tax charges of $42 million and $116 million for cumulative effect of accounting changes related to the implementation of SFAS 133 and EITF 99-20, respectively.

(5)
Private Client Services includes the Private Client Group and Global Equity Research and is marketed under the Smith Barney name.

5.     Investments

In millions of dollars at year-end	2003	2002
Fixed maturities, primarily available-for-sale at fair value	$165,928	$151,620
Equity securities, primarily at fair value	7,687	7,791
Venture capital, at fair value	3,605	3,739
Short-term and other	5,672	6,363

Total	$182,892	$169,513

        The amortized cost and fair value of investments in fixed maturities and equity securities at December 31, were as follows:

	2003				2002
In millions of dollars at year-end	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities held to maturity(1)	$62	$—	$—	$62	$79	$—	$—	$79

Fixed maturity securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. federal agencies	$27,527	$479	$74	$27,932	$32,862	$914	$2	$33,774
U.S. Treasury and federal agencies	30,885	197	75	31,007	26,049	459	59	26,449
State and municipal	7,990	585	9	8,566	6,847	509	2	7,354
Foreign government	44,407	788	118	45,077	43,942	417	121	44,238
U.S. corporate	31,304	1,645	370	32,579	27,000	1,169	996	27,173
Other debt securities	20,202	551	48	20,705	12,221	466	134	12,553

	162,315	4,245	694	165,866	148,921	3,934	1,314	151,541

Total fixed maturities	$162,377	$4,245	$694	$165,928	$149,000	$3,934	$1,314	$151,620

Equity securities(2)	$6,800	$901	$14	$7,687	$7,390	$605	$204	$7,791

(1)
Recorded at amortized cost.

(2)
Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

        At December 31, 2003, the cost of approximately 3,300 investments in equity and fixed maturity securities exceeded their fair value by $708 million. Of the $708 million, the gross unrealized loss on equity securities was $14 million. Of the remainder, $340 million represents fixed maturity investments that have been in a gross unrealized loss position for less than a year and of these 85% are rated investment grade; and $354 million represents fixed maturity investments that have been in a gross unrealized loss position for a year or more and of these 82% are rated investment grade.

        The fixed maturity investments that have been in a gross unrealized loss position for a year or more include 25 related investment grade asset-backed securities, within U.S. Corporate in the table below, with a gross unrealized loss of $232 million. These asset-backed securities were acquired between 1994 and 1999 and have maturities ranging from 2005 through 2021. The unrealized loss on these asset-backed securities is due solely to the current low interest rate environment, i.e., the unrealized loss is unrelated to the credit of the securities. These 25 related asset-backed securities are accounted for similarly to debt securities and are classified as available-for-sale under FASB Statement No. 115, pursuant to paragraph 14 of FASB Statement No. 140, and any other-than-temporary impairment of the securities is recognized in current income in accordance with EITF Issue No. 96-12. The Company has entered into hedges of these investments that qualify for cash flow hedge accounting under SFAS 133. The changes in fair value of the asset-backed securities and the changes in fair value of the hedging instruments are reported in other comprehensive income (a component of equity). Any other-than-temporary impairment recognized in current income on the asset-backed securities would be offset by the reclassification of an amount from other comprehensive income into current income related to the hedging instrument.

        Management has determined that the unrealized losses on the Company's investments in equity and fixed maturity securities at December 31, 2003 are temporary in nature. The Company conducts a review each quarter to identify and evaluate investments that have indications of possible impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. The Company's review for impairment generally entails:

  •
  Identification and evaluation of investments that have indications of possible impairment;

  •
  Analysis of individual investments that have fair values less than 80% of amortized cost, including consideration of the length of time the investment has been in an unrealized loss position;

  •
  Discussion of evidential matter, including an evaluation of factors or triggers that would or could cause individual investments to qualify as having other-than-temporary impairments and those that would not support other-than-temporary impairment;

  •
  Documentation of the results of these analyses, as required under business policies.

        The table below shows the fair value of investments in fixed maturity and equity securities in an unrealized loss position at December 31, 2003:

	Less Than 12 Months		12 Months Or Longer		Total
In millions of dollars at year-end	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities held to maturity	$—	$—	$—	$—	$—	$—

Fixed maturity securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. federal agencies	$3,286	$69	$384	$5	$3,670	$74
U.S. Treasury and federal agencies	3,326	73	39	2	3,365	75
State and municipal	73	3	332	6	405	9
Foreign government	5,015	67	1,957	51	6,972	118
U.S. corporate	2,185	92	1,689	278	3,874	370
Other debt securities	1,954	36	291	12	2,245	48

Total fixed maturities	$15,839	$340	$4,692	$354	$20,531	$694

Equity securities	$53	$4	$30	$10	$83	$14

        The following table presents the amortized cost, fair value, and average yield on amortized cost of fixed maturity securities by contractual maturity dates as of December 31, 2003:

In millions of dollars	Amortized Cost	Fair Value	Yield
U.S. Treasury and federal agencies(1)
Due within 1 year	$4,763	$4,799	2.08%
After 1 but within 5 years	22,951	23,009	2.43
After 5 but within 10 years	2,291	2,297	4.41
After 10 years(2)	23,538	23,767	5.73

Total	$53,543	$53,872	3.93%

State and municipal
Due within 1 year	$105	$105	4.76%
After 1 but within 5 years	400	419	5.75
After 5 but within 10 years	846	907	5.56
After 10 years(2)	6,639	7,135	5.48

Total	$7,990	$8,566	5.49%

All other(3)
Due within 1 year	$23,003	$22,666	3.92%
After 1 but within 5 years	43,934	45,445	5.68
After 5 but within 10 years	20,526	21,490	6.20
After 10 years(2)	13,381	13,889	5.36

Total	$100,844	$103,490	5.34%

Total fixed maturities	$162,377	$165,928	4.88%

(1)
Includes mortgage-backed securities of U.S. federal agencies.

(2)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)
Includes foreign government, U.S. corporate, asset-backed securities issued by U.S. corporations, and other debt securities. Yields reflect the impact of local interest rates prevailing in countries outside the U.S.

        The following table presents interest and dividends on investments:

In millions of dollars	2003	2002	2001
Taxable interest	$6,758	$6,959	$5,687
Interest exempt from U.S. federal income tax	384	337	292
Dividends	408	208	263

Total interest and dividends	$7,550	$7,504	$6,242

        The following table presents realized gains and losses on investments:

In millions of dollars	2003	2002	2001
Gross realized investment gains	$1,610	$1,532	$1,409
Gross realized investment (losses)	(1,100)	(2,017)	(1,172)

Net realized gains/(losses)(1)	$510	($485)	$237

(1)
Includes net realized gains/(losses) related to insurance subsidiaries, sale of OREO and mortgage loans of ($13) million, $8 million, and $8 million in 2003, 2002, and 2001, respectively.

        The following table presents venture capital investment gains and losses:

In millions of dollars	2003	2002	2001
Net realized investment gains	$406	$214	$224
Gross unrealized gains	737	563	782
Gross unrealized (losses)	(440)	(863)	(613)

Net realized and unrealized gains/(losses)	$703	($86)	$393

6.     Federal Funds, Securities Borrowed, Loaned, and Subject to Repurchase Agreements

Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at December 31:

In millions of dollars	2003	2002
Federal funds sold and resale agreements	$121,982	$94,507
Deposits paid for securities borrowed	50,192	45,439

Total	$172,174	$139,946

        Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at December 31:

In millions of dollars	2003	2002
Federal funds purchased and repurchase agreements	$159,528	$149,709
Deposits received for securities loaned	21,628	12,934

Total	$181,156	$162,643

        The resale and repurchase agreements represent collateralized financing transactions used to generate net interest income and facilitate trading activity. These instruments are collateralized principally by government and government agency securities and generally have terms ranging from overnight to up to a year. It is the Company's policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or reduction in the balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Resale agreements and repurchase agreements are reported net by counterparty, when applicable, pursuant to FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" (FIN 41). Excluding the impact of FIN 41, resale agreements totaled $195.7 billion and $155.4 billion at December 31, 2003 and 2002, respectively.

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

        Brokerage receivables and brokerage payables, which arise in the normal course of business, consisted of the following at December 31:

In millions of dollars	2003	2002
Receivables from customers	$18,817	$16,546
Receivables from brokers, dealers, and clearing organizations	7,659	8,812

Total brokerage receivables	$26,476	$25,358

Payables to customers	$21,317	$14,907
Payables to brokers, dealers, and clearing organizations	16,013	7,117

Total brokerage payables	$37,330	$22,024

8.     Trading Account Assets and Liabilities

Trading account assets and liabilities, at market value, consisted of the following at December 31:

In millions of dollars	2003	2002
Trading account assets
U.S. Treasury and federal agency securities	$58,788	$35,369
State and municipal securities	7,736	5,195
Foreign government securities	22,267	16,440
Corporate and other debt securities	49,529	33,064
Derivatives(1)	55,255	37,530
Equity securities	25,419	12,994
Mortgage loans and collateralized mortgage securities	8,780	7,924
Other	7,545	6,692

Total trading account assets	$235,319	$155,208

Trading account liabilities
Securities sold, not yet purchased	$63,245	$50,476
Derivatives(1)	58,624	40,950

Total trading account liabilities	$121,869	$91,426

(1)
Net of master netting agreements.

9.     Trading-Related Revenue

Trading-related revenue consists of principal transactions revenues and net interest revenue associated with trading activities. Principal transactions revenues consist of realized and unrealized gains and losses from trading activities. The following table presents trading-related revenue for the years ended December 31:

In millions of dollars	2003	2002(1)	2001(1)
Global Corporate and Investment Bank
Fixed income(2)	$4,297	$4,218	$3,659
Equities(3)	490	318	880
Foreign exchange(4)	1,782	1,790	1,517
All other(5)	165	138	125

Total Global Corporate and Investment Bank	6,734	6,464	6,181
Global Investment Management(6)	562	204	289
Global Consumer(6)	323	57	331
Private Client(6)	476	467	499
Other	110	56	76

Total trading-related revenue	$8,205	$7,248	$7,376

(1)
Reclassified to conform to the 2003 presentation.

(2)
Includes revenues from government securities and corporate debt, municipal securities, preferred stock, mortgage securities, and other debt instruments. Also includes spot and forward trading of currencies and exchange-traded and over-the-counter (OTC) currency options, options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, credit derivatives, financial futures, OTC options, and forward contracts on fixed income securities.

(3)
Includes revenues from common and convertible preferred stock, convertible corporate debt, equity-linked notes, and exchange-traded and OTC equity options and warrants.

(4)
Includes revenues from foreign exchange spot, forward, option and swap contracts.

(5)
Primarily includes revenues from the results of Phibro Inc., which trades crude oil, refined oil products, natural gas, and other commodities. Also includes revenues related to arbitrage strategies.

(6)
Includes revenues from various fixed income, equity and foreign exchange transactions as detailed above.

        The following table reconciles principal transactions revenues on the Consolidated Statement of Income to trading-related revenue for the years ended December 31:

In millions of dollars	2003	2002	2001
Principal transactions	$5,120	$4,513	$5,544
Net interest revenue	3,085	2,735	1,832

Total trading-related revenue	$8,205	$7,248	$7,376

10.   Loans

In millions of dollars at year-end	2003	2002(1)
Consumer
In U.S. offices
Mortgage and real estate(2)	$129,507	$121,178
Installment, revolving credit, and other	136,725	113,620
Lease financing	8,523	12,027

	274,755	246,825

In offices outside the U.S.
Mortgage and real estate(2)	28,743	26,564
Installment, revolving credit, and other	76,718	65,343
Lease financing	2,216	2,123

	107,677	94,030

	382,432	340,855
Net unearned income	(2,500)	(3,174)

Consumer loans, net of unearned income	$379,932	$337,681

Corporate
In U.S. offices
Commercial and industrial(3)	$15,207	$22,041
Lease financing	2,010	2,017
Mortgage and real estate(2) (4)	95	2,573

	17,312	26,631

In offices outside the U.S.
Commercial and industrial(3)	62,884	67,456
Mortgage and real estate(2)	1,751	1,885
Loans to financial institutions	12,063	8,583
Lease financing	2,859	2,784
Governments and official institutions	1,496	3,081

	81,053	83,789

	98,365	110,420
Net unearned income	(291)	(296)

Corporate loans, net of unearned income	$98,074	$110,124

(1)
Reclassified to conform to the 2003 presentation.

(2)
Loans secured primarily by real estate.

(3)
Includes loans not otherwise separately categorized.

(4)
Excludes loans held by the insurance subsidiaries which are included within Other Assets on the Consolidated Balance Sheet in 2003.

        Impaired loans are those on which Citigroup believes it is not probable that it will be able to collect all amounts due according to the contractual terms of the loan, excluding smaller-balance homogeneous loans that are evaluated collectively for impairment, and are carried on a cash basis. Valuation allowances for these loans are estimated considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. The following table presents information about impaired loans:

In millions of dollars at year-end	2003	2002(1)	2001(1)
Impaired corporate loans	$3,301	$3,844	$2,762
Other impaired loans(2)	986	1,154	1,206

Total impaired loans(3)	$4,287	$4,998	$3,968

Impaired loans with valuation allowances	$3,277	$3,905	$2,707
Total valuation allowances(4)	561	1,069	915

During the year
Average balance of impaired loans	$3,452	$3,993	$3,060
Interest income recognized on impaired loans	100	119	98

(1)
Reclassified to conform to the 2003 presentation.

(1)
Primarily commercial market loans managed by the consumer business.

(2)
Excludes loans purchased for investment purposes which are included within Other Assets on the Consolidated Balance Sheet in 2003.

(4)
Included in the allowance for credit losses.

11.   Allowance for Credit Losses

In millions of dollars	2003	2002(1)	2001(1)
Allowance for credit losses at beginning of year	$11,101	$9,688	$8,561
Additions
Consumer provision for credit losses	7,316	7,714	5,947
Corporate provision for credit losses	730	2,281	853

Total provision for credit losses	8,046	9,995	6,800

Deductions
Consumer credit losses	9,053	8,691	7,123
Consumer credit recoveries	(1,498)	(1,239)	(966)

Net consumer credit losses	7,555	7,452	6,157

Corporate credit losses	1,473	1,875	1,165
Corporate credit recoveries(2)	(262)	(324)	(294)

Net corporate credit losses	1,211	1,551	871

Other, net (3)	2,262	421	1,355

Allowance for credit losses at end of year	12,643	11,101	9,688
Allowance for credit losses on unfunded lending commitments (4)	600	567	450

Total allowance for loan, leases, and unfunded lending commitments	$13,243	$11,668	$10,138

(1)
Reclassified to conform to the 2003 presentation.

(2)
Amounts in 2003, 2002, and 2001 include $12 million (through the 2003 third quarter), $114 million and $52 million, respectively, of collections from credit default swaps purchased from third parties. From the 2003 fourth quarter forward, collections from credit default swaps are included within Principal Transactions on the Consolidated Statement of Income.

(3)
2003 primarily includes the addition of $2.1 billion of credit loss reserves related to the acquisition of Sears. 2002 primarily includes the addition of $452 million of credit loss reserves related to the acquisition of GSB. 2001 primarily includes the addition of credit loss reserves related to the acquisitions of Banamex and EAB. All periods also include the impact of foreign currency translation.

(4)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

12.   Securitizations and Variable Interest Entities

Citigroup and its subsidiaries securitize primarily credit card receivables and mortgages. Other types of assets securitized include corporate debt securities, auto loans, and student loans.

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

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In connection with the securitization of these loans, the Company may retain servicing rights which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer, or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property.

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

        The following table summarizes certain cash flows received from and paid to securitization trusts during 2003, 2002, and 2001:

	2003			2002			2001
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$19.1	$70.9	$12.2	$15.3	$40.1	$10.0	$22.7	$34.8	$6.4
Proceeds from collections reinvested in new receivables	143.4	—	—	130.9	—	—	131.4	0.4	—
Servicing fees received	1.4	0.3	—	1.2	0.3	—	1.2	0.2	—
Cash flows received on Retained interests and other net cash flows	4.4	—	0.1	3.9	0.1	0.1	3.6	0.2	0.2

(1)
Other includes corporate debt securities, auto loans, student loans and other assets.

        The Company recognized gains on securitizations of mortgages of $536 million, $296 million, and $271 million for 2003, 2002, and 2001, respectively. In 2003, the Company recorded net gains of $342 million and, in 2002, recorded net gains of $425 million, respectively, related to the securitization of credit card receivables including the impact of changes in estimates in the timing of revenue recognition on securitizations. Gains recognized on the securitization of other assets during 2003 and 2002 were $52 million and $35 million, respectively, and no gains were recognized in 2001.

        Key assumptions used for credit cards, mortgages, and other assets during 2003 and 2002 in measuring the fair value of retained interests at the date of sale or securitization follow:

	2003		2002
	Credit Cards	Mortgages and Other(1)	Credit Cards	Mortgages and Other(1)
Discount rate	10.0%	0.4% to 81.0%	10.0%	1.0% to 49.0%
Constant prepayment rate	17.5%	7.7% to 48.0%	17.5%	3.0% to 51.0%
Anticipated net credit losses	5.6%	0.01% to 80.0%	5.6%	0.01% to 50.0%

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

        At December 31, 2003, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Key assumptions at December 31, 2003	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Mortgages and other(1)	0.4% to 81.0%	8.0% to 48.0%	0.1% to 80.0%
Credit cards	10.0%	14.7% to 17.5%	4.1% to 5.6%
Auto loans	15.0%	20.7% to 23.5%	11.3% to 15.7%

(1)
Other includes student loans and other assets.

In millions of dollars	December 31, 2003
Carrying value of retained interests	$8,251
Discount rate
10%	$(211)
20%	$(340)

Constant prepayment rate
10%	$(335)
20%	$(572)

Anticipated net credit losses
10%	$(288)
20%	$(503)

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

In millions of dollars, except loans in billions	2003	2002
Managed credit card receivables
Principal amounts, at period end
Total managed	$158.4	$130.2
Securitized amounts	(76.1)	(67.1)
Loans held-for-sale	—	(6.5)

On-balance sheet	$82.3	$56.6

Delinquencies, at period end
Total managed	$3,392	$2,397
Securitized amounts	(1,421)	(1,285)
Loans held-for-sale	—	(121)

On-balance sheet	$1,971	$991

Credit losses, net of recoveries, for the year ended December 31	2003	2002	2001
Total managed	$7,694	$7,169	$6,048
Securitized amounts	(4,529)	(3,760)	(3,140)
Loans held-for-sale	(221)	(355)	(314)

On-balance sheet	$2,944	$3,054	$2,594

Servicing Rights

The fair value of capitalized mortgage loan servicing rights was $2.0 billion and $1.6 billion at December 31, 2003 and 2002, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

In millions of dollars	2003	2002
Balance, beginning of period	$1,632	$1,173
Originations	839	480
Purchases	301	1,280
Amortization	(471)	(229)
Gain (loss) on change in value of MSRs(1)	(39)	87
Provision for impairment(2) (3)	(282)	(1,159)

Balance, end of period	$1,980	$1,632

(1)
The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with SFAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value. A recovery of the MSR impairment is recorded when the fair value of the MSRs exceeds their carrying value, but it is limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $765 million, $1.313 billion and $153 million at December 31, 2003, 2002, and 2001, respectively. Additionally, the provision for impairment was $134 million in 2001. During the 2003 second quarter, the Company determined that a portion of the capitalized MSR was not recoverable and reduced both the previously recognized valuation allowance and the asset by $830 million with no impact to earnings. The provision for impairment of MSRs impacts the Consumer segment and is included in Other Revenue on the Consolidated Statement of Income.

(3)
The Company utilizes various financial instruments including swaps, option contracts, futures, principal-only securities and forward rate agreements to manage and reduce its exposure to changes in the value of MSRs. The provision for impairment does not include the impact of these instruments which serve to protect the overall economic value of the MSRs.

Variable Interest Entities

        The following table summarizes all the Company's involvement in VIEs by business segment at December 31, 2003 and 2002 both as direct participant or structurer:

Business Segments

In millions of dollars	2003 Assets	2002(1) Assets
Global Consumer
Credit cards	$17,554	$—
Leasing	2,429	2,116
Mortgages	2,830	771
Other	2,091	1,027

Total	$24,904	$3,914

Global Corporate and Investment Bank
Commercial paper conduits	$45,134	$52,339
Mortgage-backed securities	34,885	—
CDOs	24,050	16,265
Structured finance	134,802	72,959
Other	56,514	38,717

Total	$295,385	$180,280

Global Investment Management
Investment funds	$25,655	$23,389
Other	4,931	4,136

Total	$30,586	$27,525

Proprietary Investment Activities
Structured investment vehicles	$44,831	$40,467
Investment funds	2,446	1,803
Other	9,147	5,081

Total	$56,424	$47,351

Total Citigroup	$407,299	$259,070

(1)
Reclassified to conform to the 2003 presentation.

        Some of the Company's private equity subsidiaries may invest in venture capital entities that may also be subject to FIN 46 and are not included in the table above showing our VIE involvement. The Company accounts for its venture capital activities in accordance with the Investment Company Audit Guide (Audit Guide). The FASB deferred adoption of FIN 46 for non registered investment companies that apply the Audit Guide. The FASB permitted nonregistered investment companies to defer consolidation of VIEs with which they are involved until a Statement of Position on the scope of the Audit Guide is finalized, which is expected in mid-2004. Following issuance of the Statement of Position, the FASB will consider further modification to FIN 46 to provide an exception for companies that qualify to apply the revised Audit Guide. Following issuance of the revised Audit Guide and further modification, if any, to FIN 46, the Company will assess the effect of such guidance on its private equity business.

        The Company may provide administrative, trustee and/or investment management services to numerous personal estate trusts, which are considered VIEs under FIN 46, but not consolidated. These trusts are excluded from the table summarizing the Company's involvement in VIEs.

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	December 31, 2003
Cash	$0.2
Trading account assets	13.9
Investments	8.4
Loans	12.2
Other assets	2.2

Total assets of consolidated VIEs	$36.9

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes $2.1 billion related to VIEs newly consolidated as a result of adopting FIN 46. Of the $36.9 billion of total assets of VIEs consolidated by the Company at December 31, 2003, $24.0 billion represents structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients, $6.1 billion relates to trust preferred securities which are a source of funding and regulatory capital for the Company, $5.6 billion represents investment vehicles that were established to provide a return to the investors in the vehicles, and $1.2 billion represents vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates.

        The Company may, along with other financial institutions, provide liquidity facilities to the VIEs. Furthermore, the Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest or other investment in certain VIEs. In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to the Company, except where the Company has provided a guarantee to the investors or is the counterparty to a derivative transaction involving the VIE.

        In addition to the VIEs that are consolidated in accordance with FIN 46, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third-party investors through trust vehicles as a source of funding and regulatory capital. In accordance with FIN 46, the Company deconsolidated the Citigroup Capital III Trust with assets of $206 million during 2003. The Company's liability to this trust is included in long-term debt at December 31, 2003. For more information about trust preferred securities see Note 19 to the Consolidated Financial Statements.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. Generally, the sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes such that one third party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At December 31, 2003, total assets in unconsolidated conduits were $44.3 billion. One conduit with assets of $823 million is consolidated at December 31, 2003.

        The Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for institutional and private bank clients as well as retail customers, including hedge funds, mutual funds, unit investment trusts, and other investment funds that match the clients' investment needs and preferences. The funds may be credit-enhanced by excess assets in the investment pool or by third-party insurers assuming the risks of the underlying assets, thus reducing the credit risk assumed by the investors and diversifying investors' risk to a pool of assets as compared with investments in individual assets. In a limited number of cases, the Company may guarantee the return of principal to investors. The Company typically manages the funds for market-rate fees. In addition, the Company may be one of several liquidity providers to the funds and may place the securities with investors. Many investment funds are organized as registered investment companies (RICs), corporations or partnerships with sufficient capital to fund their operations without additional credit support.

        The Company also packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage collateralized debt obligations (CDOs) and synthetic CDOs for institutional clients and retail customers, that match the clients' investment needs and preferences. Typically these instruments diversify investors' risk to a pool of assets as compared with investments in an individual asset. The VIEs, which are issuers of CDO securities, are generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher rated debt CDO securities or U.S. Treasury securities to provide a greater or a very high degree of certainty of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it, or, in other cases, only to manage work-out credits. The Company may also provide other financial services and/or products to the VIEs for market-rate fees. These may include: the provision of liquidity or contingent liquidity facilities, interest rate or foreign exchange hedges and credit derivative instruments, as well as the purchasing and warehousing of securities until they are sold to the SPE. The Company is not the primary beneficiary of these VIEs under FIN 46 due to our limited continuing involvement and, as a result, we do not consolidate their assets and liabilities in our financial statements.

        In addition to the conduits discussed above, the total assets of unconsolidated VIEs where the Company has significant involvement is $116.6 billion at December 31, 2003, including $13.9 billion in mortgage-related transactions, $8.5 billion in CDO-type transactions and $94.2 billion in structured finance and other transactions.

        The Company has also established a number of investment funds as opportunities for qualified employees to invest in venture capital investments. The Company acts as investment manager to these funds and may provide employees with financing on both a recourse and non-recourse basis for a portion of the employees' investment commitments.

        In addition, the Company administers numerous personal estate trusts. The Company may act as trustee and may also be the investment manager for the trust assets.

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $50 billion and $63 billion at December 31, 2003 and 2002, respectively. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 28 to the Consolidated Financial Statements.

13. Debt

Investment Banking and Brokerage Borrowings

        Investment banking and brokerage borrowings and the corresponding weighted average interest rates at December 31 are as follows:

	2003		2002
In millions of dollars	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Commercial paper	$17,626	1.07%	$18,293	1.44%
Bank borrowings	918	1.23%	620	3.74%
Other	3,898	3.23%	2,440	6.44%

Total	$22,442		$21,353

        Investment banking and brokerage borrowings are short-term in nature and include commercial paper, bank borrowings and other borrowings used to finance the operations of CGMHI, including the securities settlement process. Outstanding bank borrowings include both U.S. dollar- and non-U.S. dollar-denominated loans. The non-U.S. dollar loans are denominated in various currencies including the Japanese yen, the euro, and U.K. sterling. All of the commercial paper outstanding at December 31, 2003 and 2002 was U.S. dollar-denominated.

        CGMHI has a $4.85 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. Commitments to lend under this facility terminate in May 2004. Any borrowings under this facility would mature in May 2006. CGMHI also has $1.88 billion in committed uncollateralized 364-day facilities with unaffiliated banks that extend through various dates in 2004, and a $100 million 364-day collateralized facility that extends through December 2004. CGMHI may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate) and compensates the banks for the facilities through facility fees. Borrowings under these facilities would mature at various dates in 2004, 2005 and 2006. At December 31, 2003, there were no outstanding borrowings under these facilities. CGMHI also has committed long-term financing facilities of $1.7 billion with unaffiliated banks which were fully drawn at December 31, 2003. A bank can terminate its facility by giving CGMHI prior notice (generally one year). CGMHI compensates the banks for facilities through facility fees. Under all of these facilities, CGMHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At December 31, 2003, this requirement was exceeded by approximately $7.5 billion. In addition, CGMHI also has substantial borrowing arrangements consisting of facilities that it has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings with weighted average interest rates as follows:

	2003		2002
In millions of dollars	Balance	Weighted Average	Balance	Weighted Average
Commercial paper
Citigroup	$381	0.84%	$367	1.18%
Citicorp and Subsidiaries	14,712	1.25%	16,487	1.57%

	15,093		16,854
Other borrowings	21,094	1.81%	13,775	3.07%

Total	$36,187		$30,629

        Citigroup and Citicorp issue commercial paper directly to investors. Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash, securities, and unused bank lines of credit to support their combined outstanding commercial paper.

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

        Citigroup has unutilized bilateral committed revolving credit facilities in the amount of $1.2 billion that expire on various dates in 2004. Under these facilities the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreements). The Company exceeded this requirement by approximately $73.0 billion at December 31, 2003.

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates First Capital Corporation (Associates), had an unutilized credit facility of Canadian $1.0 billion as of December 31, 2003 that matures in 2004. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At December 31, 2003, this requirement was exceeded by approximately $63.4 billion. Citicorp has also guaranteed various other debt obligations of Associates and CitiFinancial Credit Company, each an indirect subsidiary of Citicorp.

Long-Term Debt

In millions of dollars at year-end	Weighted Average Coupon	Maturities	2003	2002
Citigroup Inc.
Senior notes(1)	3.90%	2004-2030	$53,452	$37,392
Subordinated notes	6.29%	2012-2033	10,934	6,750
Citicorp and Subsidiaries
Senior notes	3.39%	2004-2037	56,880	47,551
Subordinated notes	6.58%	2004-2033	5,071	6,132
Citigroup Global Markets Holdings Inc.
Senior notes	3.78%	2004-2097	35,490	28,773
Subordinated notes	2.69%	2004-2006	130	103
Travelers Insurance Company	12.00%	2014	8	11
Other
Secured debt	1.95%	2004-2008	737	215

Senior notes			145,822	113,716
Subordinated notes			16,135	12,985
Other			745	226

Total			$162,702	$126,927

(1)
Also includes $250 million of notes maturing in 2098.

        The Company issues both U.S. dollar- and non-U.S. dollar- denominated fixed and variable rate debt. The Company utilizes derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds with the maturity structure of the debt being hedged. At December 31, 2003, the Company's overall weighted average interest rate for long-term debt was 3.93% on a contractual basis and 3.87% including the effects of derivative contracts. In addition, the Company utilizes other derivative contracts to manage the foreign exchange impact of certain debt issuances.

        Aggregate annual maturities on long-term debt obligations (based on final maturity dates) are as follows:

In millions of dollars	2004	2005	2006	2007	2008	Thereafter
Citigroup Inc.	$8,904	$11,531	$8,724	$4,247	$6,149	$24,831
Citicorp and Subsidiaries	11,128	11,395	15,140	8,049	6,549	9,690
Citigroup Global Markets Holdings Inc.	8,757	6,421	6,066	1,754	4,580	8,042
Travelers Insurance Company	—	—	—	—	—	8
Other	245	100	—	165	227	—

Total	$29,034	$29,447	$29,930	$14,215	$17,505	$42,571

14. Goodwill and Intangible Assets

        Net income and earnings per share for 2003, 2002, and 2001 adjusted to exclude amortization expense (after-tax) related to goodwill and indefinite-lived intangible assets that are no longer amortized are as follows:

In millions of dollars, except per share amounts	2003	2002	2001
Net income
Reported net income	$17,853	$15,276	$14,126
Goodwill amortization(1)	—	—	433
Indefinite-lived intangible assets amortization	—	—	46

Adjusted net income	$17,853	$15,276	$14,605

Basic earnings per share
Reported basic earnings per share	$3.49	$2.99	$2.79
Goodwill amortization(1)	—	—	0.08
Indefinite-lived intangible assets amortization	—	—	0.01

Adjusted basic earnings per share	$3.49	$2.99	$2.88

Diluted earnings per share
Reported diluted earnings per share	$3.42	$2.94	$2.72
Goodwill amortization(1)	—	—	0.08
Indefinite-lived intangible assets amortization	—	—	0.02

Adjusted diluted earnings per share	$3.42	$2.94	$2.82

(1)
Includes goodwill amortization related to discontinued operations of $79 million in 2001. The goodwill amortization related to discontinued operations represents $0.02 per share for 2001 on a basic and diluted basis.

        During 2003 and 2002, no goodwill was impaired or written off. The Company recorded goodwill of approximately $780 million during the fourth quarter of 2003, primarily related to the acquisition of Sears. During the 2003 third quarter, the Company recorded goodwill of approximately $170 million in connection with the acquisition of the remaining ownership interest in Diners Club Europe and reduced goodwill by $25 million in connection with the sale of a business in the Consumer segment. The Company recorded goodwill of $4.385 billion during the fourth quarter of 2002 in connection with the acquisition of Golden State Bancorp. The Company also recorded goodwill of $41 million during the 2002 second quarter and $74 million during the 2002 first quarter in connection with the consumer finance acquisitions of Marufuku Co., Ltd. and Taihei Co., Ltd., respectively, in Japan. Additionally, in February 2002, Banamex completed the purchase of the remaining 48% interest in Seguros Banamex, a life insurance business, and AFORE Banamex, a pension fund management business, from AEGON for $1.24 billion which resulted in additional goodwill of $1.14 billion in the Global Investment Management segment.

        The changes in goodwill during 2003 and 2002 were as follows:

In millions of dollars	Global Consumer	Global Corporate and Investment Bank	Private Client Services	Global Investment Management	Discontinued Operations(2)	Total
Balance at January 1, 2002(1)	$14,346	$4,176	$375	$2,390	$2,574	$23,861
Goodwill acquired during 2002	4,500	—	—	1,143	—	5,643
Discontinued operations(2)	—	—	—	—	(2,648)	(2,648)
Other(3)	227	196	(2)	(390)	74	105

Balance at December 31, 2002(1)	$19,073	$4,372	$373	$3,143	$—	$26,961
Goodwill acquired during the period	890	60	—	—	—	950
Other(3)	42	(157)	—	(215)	—	(330)

Balance at December 31, 2003	$20,005	$4,275	$373	$2,928	$—	$27,581

(1)
Reclassified to conform to the 2003 presentation.

(2)
Discontinued operations represents the Company's former property and casualty insurance business. See Note 3 to the Consolidated Financial Statements.

(3)
Other changes in goodwill include foreign exchange effects on non-dollar-denominated goodwill, purchase accounting adjustments, business dispositions, and certain other reclassifications.

        The components of intangible assets were as follows:

	December 31, 2003			December 31, 2002
In millions of dollars	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount
Purchased credit card relationships	$7,132	$1,841	$5,291	$4,078	$1,466	$2,612
Mortgage servicing rights	5,160	3,180	1,980	3,883	2,251	1,632
Core deposit intangibles	1,084	216	868	1,139	118	1,021
Other customer relationships	921	412	509	898	300	598
Present value of future profits	608	450	158	647	437	210
Other(2)	4,334	485	3,849	1,493	297	1,196

Total amortizing intangible assets	$19,239	$6,584	$12,655	$12,138	$4,869	$7,269
Indefinite-lived intangible assets			1,226			1,240

Total intangible assets			$13,881			$8,509

(1)
Accumulated amortization of mortgage servicing rights includes the related valuation allowance. See Note 12 to the Consolidated Financial Statements.

(2)
Includes contract-related intangible assets.

        At December 31, 2003 and 2002, $1.226 billion and $1.240 billion of the Company's acquired intangible assets, including $776 million and $770 million of asset management and administration contracts, $405 million and $425 million of trade names and $45 million and $45 million of other intangible assets were considered to be indefinite-lived and not subject to amortization. All other acquired intangible assets are subject to amortization.

        The intangible assets recorded during 2003 and their respective amortization periods were as follows:

In millions of dollars	2003	Weighted Average Amortization Period in Years
Mortgage servicing rights	$1,140	9
Purchased credit card relationships	3,000	13
Other intangibles(1)	2,775	15

Total intangible assets recorded during the period(2)	$6,915

(1)
Other intangible assets acquired during 2003 were primarily contract-related intangibles associated with the Sears and Home Depot acquisitions.

(2)
There was no significant residual value estimated for the intangible assets recorded during 2003.

        During 2003, the Company recognized $3.0 billion of purchased credit card relationships (PCCR) and $2.8 billion of contract-related intangibles primarily in connection with the acquisition of the Sears and Home Depot credit card portfolios. PCCR is an intangible asset recognized upon the acquisition of a credit card portfolio representing the present value of the estimated net cash flows attributable to cardholder borrowing activity, subsequent to acquisition, on accounts existing at the date of acquisition. The contract-related intangibles represent the present value of future earnings on accounts to be originated under an exclusive agreement. The contract-related intangibles are initially recorded at their fair value, representing the present value of estimated net cash flows attributable to the future borrowing activity of accounts to be originated subsequent to the date of acquisition. Both PCCR and contract-related intangibles are amortized using a proportionate cash flow method over the period in which 95% of the net cash flows comprising the respective asset are realized. The key assumptions used in measuring the fair value of the PCCR and contract-related intangible assets at the date of acquisition are set out below. The assumptions used to value the mortgage servicing rights are described in Note 12 to the Consolidated Financial Statements.

	Discount Rate	Weighted Average Annual Growth (Attrition) Rate
PCCR	14% to 15%	(10%)
Contract-related intangibles	16% to 17%	16%

        Intangible assets amortization expense was $1,192 million, $858 million and $897 million for 2003, 2002 and 2001, respectively. Intangible assets amortization expense is estimated to be $1,180 million in 2004, $1,110 million in 2005, $1,090 million in 2006, $1,030 million in 2007, and $990 million in 2008.

15. Insurance Policy and Claims Reserves

        At December 31, insurance policy and claims reserves consisted of the following:

In millions of dollars	2003	2002
Benefits and loss reserves
Property-casualty(1)	$1,620	$1,759
Life and annuity	12,417	11,475
Accident and health	1,722	1,505
Unearned premiums	917	899
Policy and contract claims	802	712

	$17,478	$16,350

(1)
Property-casualty amounts have been 100% ceded to Travelers Property and Casualty.

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

        Reinsurance amounts included in the Consolidated Statement of Income for the years ended December 31 were as follows:

In millions of dollars	Gross Amount	Ceded	Net Amount
2003
Premiums
Property-casualty insurance	$142	$(1)	$141
Life insurance	3,746	(384)	3,362
Accident and health insurance	479	(233)	246

	$4,367	$(618)	$3,749

Claims incurred	$3,367	$(797)	$2,570

2002
Premiums
Property-casualty insurance	$368	$(88)	$280
Life insurance	3,212	(330)	2,882
Accident and health insurance	490	(242)	248

	$4,070	$(660)	$3,410

Claims incurred	$3,005	$(790)	$2,215

2001
Premiums
Property-casualty insurance	$460	$(17)	$443
Life insurance	3,124	(343)	2,781
Accident and health insurance	505	(279)	226

	$4,089	$(639)	$3,450

Claims incurred	$3,050	$(664)	$2,386

        Reinsurance recoverables, net of valuation allowance, at December 31, 2003 and 2002 include amounts recoverable on unpaid and paid losses and were as follows:

In millions of dollars	2003	2002
Life business	$1,092	$1,027
Property-casualty business
Pools and associations	1,627	1,760
Other reinsurance	1,858	1,569

Total	$4,577	$4,356

17.   Restructuring-Related Items

The status of the 2003, 2002, and 2001 restructuring initiatives is summarized in the following table:

Restructuring Reserve Activity

	Restructuring Initiatives
In millions of dollars
	2003	2002	2001
Original charges(1)	$—	$65	$448

Acquisitions during:(2)
2003	82	—	—
2002	—	186	—
2001	—	—	112

	82	186	112

Utilization during:(3)
2003	—	(173)	(30)
2002	—	(68)	(116)
2001	—	—	(352)

	-	(241)	(498)

Other	—	(10)	(62)

Balance at December 31, 2003	$82	$—	$—

(1)
2001 restructuring charges included $2 million related to discontinued operations. See Note 3 to the Consolidated Financial Statements.

(2)
Represents additions to restructuring liabilities arising from acquisitions.

(3)
Utilization amounts include foreign currency translation effects on the restructuring reserve.

        During 2003, Citigroup recorded a restructuring reserve of $82 million in the purchase price allocation of Sears for the integration of its operations and operating platforms within the Global Consumer business. Of the $82 million, $47 million related to employee severance and $35 million related to exiting leasehold and other contractual obligations. These restructuring initiatives are expected to be substantially implemented over the next year.

        During 2002, Citigroup recorded restructuring charges of $65 million. Of the $65 million, $42 million related to the downsizing of Global Consumer and GCIB operations in Argentina, and $23 million related to the acquisition of GSB and the integration of its operations within the Global Consumer business. These restructuring charges were expensed and are included in "Restructuring-related items" in the Consolidated Statement of Income. In addition, a restructuring reserve of $186 million was recognized as a liability in the purchase price allocation of GSB related to the integration of operations and operating platforms. The 2002 reserves included $150 million related to employee severance and $101 million related to exiting leasehold and other contractual obligations.

        The 2002 restructuring reserve utilization of $241 million included employee severance of $123 million and $62 million of leasehold and other exit costs which were paid in cash and an additional $56 million is legally obligated. Through December 31, 2003, approximately 4,450 gross staff positions have been eliminated under these programs including approximately 2,400 gross staff positions in connection with the GSB acquisition.

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

        As of December 31, 2003, the 2001 restructuring reserve was fully utilized, including $65 million of asset impairment charges as well as $433 million of severance and other costs, together with foreign currency translation effects. Through December 31, 2003, approximately 13,100 gross staff positions have been eliminated under these programs.

        Restructuring-related items included in the Consolidated Statement of Income for the years ended December 31 were as follows:

In millions of dollars	2003	2002	2001
Restructuring charges	$—	$65	$446
Changes in estimates	(46)	(88)	(53)
Accelerated depreciation	—	8	61

Total restructuring-related items	$(46)	$(15)	$454

        Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during 2003 resulted in the reduction of the reserve for 2002 restructuring initiatives of $13 million, 2001 restructuring initiatives of $14 million, and a $19 million reduction in the reserve for prior years restructuring initiatives. During 2002, changes in estimates resulted in the reduction of the reserve for 2002 restructuring initiatives of $2 million, a reduction of $27 million for 2001 restructuring initiatives and a reduction of $59 million for prior years restructuring initiatives. During 2001, changes in estimates resulted in the reduction of the reserve for 2001 restructuring initiatives of $18 million and a reduction of $35 million for prior years restructuring initiatives.

        The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) were recognized. There were no accelerated depreciation charges recognized in 2003, and $8 million and $61 million were recognized in 2002 and 2001, respectively.

18.   Income Taxes

In millions of dollars	2003	2002	2001
Current
Federal	$4,030	$4,158	$3,342
Foreign	2,809	2,454	2,476
State	495	590	382

	7,334	7,202	6,200
Deferred
Federal	553	(326)	746
Foreign	233	159	98
State	75	(37)	159

	861	(204)	1,003
Provision for income tax on continuing operations before minority interest(1)	8,195	6,998	7,203
Provision for income tax on discontinued operations	—	360	323
Provision (benefit) for income taxes on cumulative effect of accounting changes	—	(14)	(93)
Income tax expense (benefit) reported in stockholders' equity related to:
Foreign currency translation	(327)	(1,071)	(252)
Securities available-for-sale	456	548	(71)
Employee stock plans	(363)	(381)	(674)
Cash flow hedges	(154)	575	105
Other	—	(26)	—

Income taxes before minority interest	$7,807	$6,989	$6,541

(1)
Includes the effect of securities transactions resulting in a provision of $178 million in 2003, ($172) million in 2002, and $83 million in 2001.

        The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate applicable to income from continuing operations (before minority interest and the cumulative effect of accounting changes) for the years ended December 31 was as follows:

In millions of dollars	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.4%	1.8%	1.6%
Foreign income tax rate differential	(3.1)%	(2.1)%	(0.7)%
Other, net	(2.2)%	(0.6)%	(0.8)%

Effective income tax rate	31.1%	34.1%	35.1%

Deferred income taxes at December 31 related to the following:

In millions of dollars	2003	2002
Deferred tax assets
Credit loss deduction	$3,351	$3,931
Differences in computing policy reserves	538	480
Unremitted foreign earnings	—	163
Deferred compensation	1,256	1,157
Employee benefits	416	528
Restructuring and settlement reserves	673	774
Interest-related items	494	388
Foreign and state loss carryforwards	289	223
Other deferred tax assets	2,383	1,781

Gross deferred tax assets	9,400	9,425
Valuation allowance	320	212

Deferred tax assets after valuation allowance	9,080	9,213

Deferred tax liabilities
Investments	(2,604)	(1,958)
Unremitted foreign earnings	(343)	—
Deferred policy acquisition costs and value of insurance in force	(1,272)	(1,111)
Leases	(2,220)	(2,400)
Fixed assets	(794)	(556)
Intangibles	(600)	(697)
Other deferred tax liabilities	(618)	(344)

Gross deferred tax liabilities	(8,451)	(7,066)

Net deferred tax asset	$629	$2,147

        Foreign pretax earnings approximated $8.6 billion in 2003, $8.7 billion in 2002, and $8.1 billion in 2001. As a U.S. corporation, Citigroup and its U.S. subsidiaries are subject to U.S. taxation currently on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2003, $5.8 billion of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $1.8 billion would have to be provided if such earnings were remitted. The current year's effect on the income tax expense from continuing operations is shown in the reconciliation of the federal statutory rate to the Company's effective income tax rate on page 99.

        Income taxes are not provided for on the Company's life insurance subsidiaries' "policyholders' surplus account" because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not contemplated from this account, which aggregated $982 million (subject to a tax of $344 million) at December 31, 2003.

        Income taxes are not provided for on the Company's savings bank base year bad debt reserves because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2003, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $125 million).

        The 2003 net change in the valuation allowance related to deferred tax assets was an increase of $108 million, primarily relating to unutilizable foreign deferred tax assets. The valuation allowance of $320 million at December 31, 2003 is primarily related to specific state and local, and foreign tax carryforwards or tax law restrictions on benefit recognition in the U.S. federal tax return and in the above jurisdictions. Of the $320 million valuation allowance, $211 million relates to foreign deferred tax assets which do not affect Citigroup's consolidated tax expense due to foreign tax credits.

        Management believes that the realization of the recognized net deferred tax asset of $629 million is more likely than not based on existing carryback ability and expectations as to future taxable income in the jurisdictions in which it operates. The Company, which has a history of strong earnings, has reported pretax financial statement income from continuing operations of approximately $22 billion, on average, over the last three years.

19.   Mandatorily Redeemable Securities of Subsidiary Trusts

The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities. The subordinated debentures and the related income effects of the consolidated trusts are eliminated in the Consolidated Financial Statements. Distributions on the mandatorily redeemable securities of subsidiary trusts below have been classified as interest expense in the Consolidated Statement of Income.

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at December 31, 2003:

						Junior Subordinated Debentures Owned by Trust
					Common Shares Issued to Parent
Trust Securities with Distributions Guaranteed by:	Issuance Date	Securities Issued	Liquidation Value(1)	Coupon Rate		Amount	Maturity	Redeemable by Issuer Beginning
In millions of dollars
Citigroup:
Citigroup Capital II	Dec. 1996	400,000	$400	7.750%	12,372	$412	Dec. 1, 2036	Dec. 1, 2006
Citigroup Capital VI	Mar. 1999	24,000,000	600	6.875%	742,269	619	Mar. 15, 2029	Mar. 15, 2004
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008

Total parent-obligated			$5,150

Subsidiaries:
Citicorp Capital I	Dec. 1996	300,000	$300	7.933%	9,000	$309	Feb. 15, 2027	Feb. 15, 2007
Citicorp Capital II	Jan. 1997	450,000	450	8.015%	13,500	464	Feb. 15, 2027	Feb. 15, 2007

Total subsidiary-obligated			$750

Deconsolidated:
Citigroup Capital III(2)	Dec. 1996	200,000	$200	7.625%	6,186	$206	Dec. 1, 2036	Not redeemable

(1)
The carrying value of Mandatorily Redeemable Securities of Subsidiary Trusts at December 31, 2003 includes adjustments of $67 million and $90 million, respectively, related to hedges on certain parent-obligated and subsidiary-obligated trust securities.

(2)
In accordance with FIN 46, the Company deconsolidated the Citigroup Capital III Trust during 2003. The Company's liability to this Trust is included on the Consolidated Balance Sheet as Long-Term Debt at December 31, 2003.

        In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital II and III and Citicorp Capital I and II, on which distributions are payable semiannually.

        During 2003, the Company redeemed Citigroup Capital IV, Citigroup Capital V, SSBH Capital I, and Citicorp Capital III.

20.   Preferred Stock and Stockholders' Equity

Perpetual Preferred Stock

        The following table sets forth the Company's perpetual preferred stock outstanding at December 31:

					Carrying Value (in millions of dollars)
	Rate	Redeemable, in Whole or in Part on or After(1)	Redemption Price Per Share(2)	Number of Shares
					2003	2002
Series F(3)	6.365%	June 16, 2007	$250	1,600,000	$400	$400
Series G(3)	6.213%	July 11, 2007	$250	800,000	200	200
Series H(3)	6.231%	September 8, 2007	$250	800,000	200	200
Series M(3)	5.864%	October 8, 2007	$250	800,000	200	200
Series Q(4)	Adjustable	May 31, 1999	$250	700,000	—	175
Series R(4)	Adjustable	August 31, 1999	$250	400,000	—	100
Series V(4)	Fixed/Adjustable	February 15, 2006	$500	250,000	125	125

					$1,125	$1,400

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

        The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2003 and 2002, all of Citicorp's U.S. insured subsidiary depository institutions were "well-capitalized." At December 31, 2003, regulatory capital as set forth in guidelines issued by the U.S. federal bank regulators is as follows:

In millions of dollars	Required Minimum	Well- Capitalized Minimum		Citigroup	Citicorp	Citibank, N.A.
Tier 1 capital				$66,871	$50,671	$35,872
Total capital(1)				90,343	76,153	53,680
Tier 1 capital ratio	4.0%	6.0%		8.91%	8.44%	8.40%
Total capital ratio(1)	8.0%	10.0%		12.04%	12.68%	12.56%
Leverage ratio(2)	3.0%	5.0	%(3)	5.56%	6.70%	6.57%

(1)
Total capital includes Tier 1 and Tier 2.

(2)
Tier 1 capital divided by adjusted average assets.

(3)
Applicable only to depository institutions.

        There are various legal limitations on the extent to which Citicorp's banking subsidiaries may pay dividends to their parents. Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2004, without regulatory approval, of approximately $4.3 billion adjusted by the effect of their net income (loss) for 2004 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can directly or through their parent holding company distribute dividends to Citicorp of approximately $2.4 billion of the available $4.3 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

        Travelers Insurance Company (TIC) is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $845 million of statutory surplus is available by the end of the year 2004 for such dividends without the prior approval of the Connecticut Insurance Department.

        Certain of the Company's U.S. and non-U.S. broker/dealer subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The principal regulated subsidiaries, their net capital requirement or equivalent and excess over the minimum requirement as of December 31, 2003 are as follows:

Subsidiary	Jurisdiction	Net Capital or Equivalent	Excess Over Minimum Requirement
In millions of dollars
Citigroup Global Markets Inc.	U.S. Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1)	$4,415	$3,955
Citigroup Global Markets Limited	United Kingdom's Financial Services Authority	$3,964	$852

21.   Changes in Equity from Nonowner Sources

Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-year period ended December 31, 2003 are as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Changes in Equity from Nonowner Sources
Balance, January 1, 2001	$973	$(850)	$—	$123
Cumulative effect of accounting changes, after-tax of $70(1)	101	20	(3)	118
Unrealized gains on investment securities, after-tax of $71(2)	154	—	—	154
Less: Reclassification adjustment for gains included in net income, after-tax of ($202)(2)	(376)	—	—	(376)
Foreign currency translation adjustment, after-tax of ($263)(3)	—	(1,034)	—	(1,034)
Cash flow hedges, after-tax of $106	—	—	171	171

Change	(121)	(1,014)	168	(967)

Balance, December 31, 2001	852	(1,864)	168	(844)
Unrealized gains on investment securities, after-tax of $376(4)	792	—	—	792
Add: Reclassification adjustment for losses included in net income, after-tax of $172(4)	313	—	—	313
Foreign currency translation adjustment, after-tax of ($1,071)(5)	—	(1,528)	—	(1,528)
Cash flow hedges, after-tax of $575	—	—	1,074	1,074

Change	1,105	(1,528)	1,074	651

Balance, December 31, 2002	1,957	(3,392)	1,242	(193)
Unrealized gains on investment securities, after-tax of $634(6)	1,283	—	—	1,283
Less: Reclassification adjustment for gains included in net income, after-tax of ($178)(6)	(332)	—	—	(332)
Foreign currency translation adjustment, after-tax of ($327)(7)	—	(1,073)	—	(1,073)
Cash flow hedges, after-tax of ($154)	—	—	(491)	(491)

Current period change	951	(1,073)	(491)	(613)

Balance, December 31, 2003	$2,908	$(4,465)	$751	$(806)

(1)
Refers to the 2001 first quarter adoption of SFAS 133 and the 2001 second quarter adoption of EITF 99-20.

(2)
Primarily reflects an increase in the investment portfolio due to the acquisition of Banamex offset by realized gains resulting from the sale of securities.

(3)
Primarily reflects the after-tax impact of the amortization of forward points on foreign currency contracts as a result of the adoption of SFAS 133, weakening of currencies in Latin America and EMEA against the U.S. dollar, partially offset by the strengthening of the Japanese yen against the U.S. dollar.

(4)
Primarily reflects the impact of a declining interest rate yield curve on fixed income securities and realized losses resulting from the sale of securities offset by the distribution of TPC.

(5)
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

(6)
Primarily reflects an increase in the investment portfolio due to incremental purchases and the impact of declining interest rates coupled with spread tightening, partially offset by realized gains resulting from the sale of securities.

(7)
Reflects, among other items, the decline in the Mexican peso against the U.S. dollar and changes in related tax effects.

22.   Earnings Per Share

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31:

In millions, except per share amounts	2003	2002	2001
Income from continuing operations before cumulative effect of accounting changes	$17,853	$13,448	$13,229
Discontinued operations	—	1,875	1,055
Cumulative effect of accounting changes	—	(47)	(158)
Preferred dividends	(71)	(83)	(110)

Income available to common stockholders for basic EPS	17,782	15,193	14,016
Effect of dilutive securities	—	—	—

Income available to common stockholders for diluted EPS	$17,782	$15,193	$14,016

Weighted average common shares outstanding applicable to basic EPS	5,093.3	5,078.0	5,031.7

Effect of dilutive securities:
Options	47.1	47.4	81.6
Restricted and deferred stock	52.3	39.7	32.6
Convertible securities	0.9	1.1	1.1

Adjusted weighted average common shares outstanding applicable to diluted EPS	5,193.6	5,166.2	5,147.0

Basic earnings per share
Income from continuing operations before cumulative effect of accounting changes	$3.49	$2.63	$2.61
Discontinued operations	—	0.37	0.21
Cumulative effect of accounting changes	—	(0.01)	(0.03)

Net income	$3.49	$2.99	$2.79

Diluted earnings per share
Income from continuing operations before cumulative effect of accounting changes	$3.42	$2.59	$2.55
Discontinued operations	—	0.36	0.20
Cumulative effect of accounting changes	—	(0.01)	(0.03)

Net income	$3.42	$2.94	$2.72

        During 2003, 2002 and 2001, weighted average options of 149.8 million shares, 223.6 million shares and 100.1 million shares with weighted average exercise prices of $46.08 per share, $44.79 per share, and $52.76 per share, respectively, were excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the Company's common stock.

23.   Incentive Plans

        The Company has adopted a number of equity compensation plans under which it administers stock options, restricted/deferred stock and stock purchase programs to attract, retain and motivate officers and employees, to compensate them for their contributions to the growth and profits of the Company, and to encourage employee stock ownership. All of the plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is comprised entirely of independent non-employee directors. At December 31, 2003, approximately 431 million shares were authorized for grant under Citigroup's stock incentive plans.

Stock Option Programs

        The Company has a number of stock option programs for its officers and employees. Options are granted on Citigroup common stock at the market value at the time of grant. Options granted in 2003 typically vest 33% each year for three years, with the first vesting date occurring 17 months after the grant date. The options granted in 2003 have a term of six years. Also, the sale of underlying shares acquired through the exercise of options granted in 2003 is restricted for a two-year period. Prior to 2003, options were granted for a period of ten years. Generally, prior to 2003, Citigroup options, including options granted under Travelers predecessor plans and options granted since the date of the merger of Citicorp and Travelers Group Inc., vest at a rate of 20% per year, with the first vesting date generally occurring 12 to 18 months following the grant date. Generally, 50% of the options granted under Citicorp predecessor plans prior to the merger were exercisable beginning on the third anniversary and 50% beginning on the fourth anniversary of the date of grant. Options granted under Associates predecessor plans vested in 2001 at the time of the merger with Citigroup. Certain options granted prior to January 1, 2003, permit an employee exercising an option under certain conditions to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months.

        To further encourage employee stock ownership, the Company's eligible employees participate in WealthBuilder, CitiBuilder, or the Citigroup Ownership Program. Options granted under the WealthBuilder and the Citigroup Ownership program vest over a five-year period, whereas options granted under the CitiBuilder program vest after five years. These options do not have a reload feature. Beginning in 2003, new options are no longer being granted under these plans.

        Information with respect to stock option activity under Citigroup stock option plans for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	380,274,611	$36.09	390,732,697	$33.74	399,444,963	$28.49
Granted—original	43,649,005	32.35	79,876,755	40.35	61,508,311	49.22
Granted—reload	13,956,702	44.21	10,248,798	40.94	14,641,679	46.62
Forfeited or exchanged(1)	(22,454,416)	40.27	(49,735,340)	35.70	(21,763,582)	31.47
Expired	(5,545,698)	48.66	(10,021,156)	48.51	(1,336,850)	44.45
Exercised	(50,504,006)	24.39	(40,827,143)	20.99	(61,761,824)	21.56

Outstanding, end of year	359,376,198	$37.07	380,274,611	$36.09	390,732,697	$33.74

Exercisable at year end	199,263,927		192,109,773		176,128,643

(1)
Includes 29.4 million options in 2002 that were exchanged for TPC options.

        The following table summarizes the information about stock options outstanding under Citigroup stock option plans at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted Average Contractual Life Remaining
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.99 – $9.99	5,822,160	0.9 years	$7.30	5,819,782	$7.30
$10.00 – $19.99	11,647,954	2.8 years	15.70	11,292,555	15.59
$20.00 – $29.99	67,106,907	4.3 years	22.76	65,807,576	22.72
$30.00 – $39.99	68,229,046	5.8 years	33.15	13,673,614	34.45
$40.00 – $49.99	196,417,221	6.6 years	44.68	92,762,350	45.02
$50.00 – $56.83	10,152,910	3.9 years	52.28	9,908,050	52.29

	359,376,198	5.7 years	$37.07	199,263,927	$34.52

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

        In 2003, special equity awards were issued to certain employees in the Global Corporate and Investment Bank and Citigroup International businesses. The awards are not discounted and vest over a three-year term beginning on July 12, 2003 with one-sixth of the award vesting every six months. Until the shares vest, a recipient may not transfer the shares. After they vest, the shares become freely transferable (subject to the stock ownership commitment). From the date of award, the recipient can direct the vote on the shares and receive regular dividends.

        During 2003, Citigroup granted shares under the Citigroup Ownership Program (COP) to eligible employees. This program replaces the WealthBuilder, CitiBuilder, and Citigroup Ownership stock option programs. Employees are issued either restricted or deferred shares of Citigroup common stock which vest after three years, during which time the stock cannot be sold or transferred by the participant. Unearned compensation expense associated with the stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

        Information with respect to stock awards is as follows:

	2003	2002	2001
Shares awarded	57,559,301	37,730,860	31,089,579
Weighted average fair market value per share	$34.07	$41.82	$44.62
After-tax compensation cost charged to earnings (in millions of dollars)	$903	$766	$574

Stock Purchase Program

        Stock Purchase Program offerings, which are administered under the Citigroup 2003 Stock Purchase Program and the Citigroup 2000 Stock Purchase Plan, allow eligible employees of Citigroup to enter into fixed subscription agreements to purchase shares in the future at the market value on the date of the agreements. Subject to certain limits, enrolled employees are permitted to make one purchase prior to the expiration date. The purchase price of the shares is paid with accumulated payroll deductions plus interest. Shares of Citigroup's common stock delivered under the Stock Purchase Program may be sourced from authorized and unissued or treasury shares. The offering under the Citigroup 2003 Stock Purchase Program was made on June 15, 2003. The program ends in July 2005. The original offering under the Citigroup Stock Purchase Program was in August 2000. In 2001, three additional offerings were made to new employees in March, July, and November 2001. In February 2002, an additional offering was made to new employees.

        Following is the share activity under the Stock Purchase Program. The fixed price for the June 2003 offering was $44.10. The fixed price for the Citigroup 2000 Stock Purchase Plan offering in August 2000 was $49.36 per share. The fixed prices for the offerings made in March, July, and November 2001 were $41.95, $46.83 and $42.45, respectively. The fixed price for the offering made in February 2002 was $42.20.

	2003	2002	2001
Outstanding subscribed shares at beginning of year	—	22,796,355	25,820,335
Subscriptions entered into	8,784,380	363,970	3,196,822
Shares purchased	(65)	(19,794)	(81,874)
Canceled or terminated(1)	(448,070)	(23,140,531)	(6,138,928)

Outstanding subscribed shares at end of year	8,336,245	—	22,796,355

(1)
2002 activity represents shares canceled or expired due to the grant price exceeding the market price.

Pro Forma Impact of SFAS 123

        Prior to January 1, 2003, Citigroup applied APB 25 in accounting for its stock-based compensation plans. Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, SFAS 123 allows companies to recognize compensation expense over the related service period based on the grant-date fair value of the stock award. Refer to Note 1 for a further description of these accounting standards and a presentation of the effect on net income and earnings per share had the Company applied SFAS 123 in accounting for all of the Company's stock option plans. The pro forma adjustments in that table relate to stock options granted from 1995 through 2002, for which a fair value on the date of grant was determined using a Black-Scholes option pricing model. In accordance with SFAS 123, no effect has been given to options granted prior to 1995. The fair values of stock-based awards are based on assumptions that were determined at the grant date.

Fair Value Assumptions

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

        Additional valuation and related assumption information for Citigroup option plans, including the Citigroup 2003 Stock Purchase Program, is presented below:

For Options Granted During	2003	2002	2001
Weighted average fair value
Option	$6.92	$9.47	$10.90
Weighted average expected life
Original grants	3.45 years	3.5 years	3 years
Reload grants	2 years	2 years	1 year
Stock Purchase Program grants	2.1 years	—	—
Valuation assumptions
Expected volatility	37.74%	37.19%	38.76%
Risk-free interest rate	2.00%	3.86%	4.63%
Expected annual dividends per share		$0.92	$0.92
For grants before July 14, 2003	$0.92
For grants on or after July 14, 2003	$1.54
Expected annual forfeitures
Original and reload grants	7%	7%	5%
Stock Purchase Program grants	10%	—	—

24.   Retirement Benefits

        The Company has several non-contributory defined benefit pension plans covering substantially all U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. The following tables summarize the components of net benefit expense recognized in the Consolidated Statement of Income and the funded status and amounts recognized in the Consolidated Balance Sheet for the Company's U.S. qualified plans and significant plans outside the United States. The Company uses a December 31 measurement date for U.S. plans as well as plans outside the United States.

Net (Benefit) Expense

	Pension Plans						Postretirement Benefit Plans(2)
	U.S. Plans(1)			Plans Outside U.S.			U.S. Plans
In millions of dollars
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Benefits earned during the year	$208	$261	$219	$118	$116	$116	$3	$5	$6
Interest cost on benefit obligation	548	528	505	190	185	190	72	73	73
Expected return on plan assets	(700)	(783)	(795)	(209)	(188)	(185)	(18)	(21)	(20)
Amortization of unrecognized:
Net transition obligation	—	—	—	5	5	9	—	—	—
Prior service cost	(25)	(29)	(21)	—	—	—	(4)	(4)	(2)
Net actuarial loss (gain)	24	—	(1)	48	15	5	8	(1)	(3)
Curtailment (gain) loss	—	—	(9)	6	—	6	—	—	(39)

Net (benefit) expense	$55	$(23)	$(102)	$158	$133	$141	$61	$52	$15

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $46 million in 2003, $47 million in 2002, and $63 million in 2001.

(2)
For plans outside the U.S., net postretirement benefit expense was $36 million in 2003, $53 million in 2002, and $42 million in 2001.

Prepaid Benefit Cost (Benefit Liability)

	Pension Plans				Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
In millions of dollars at year-end
	2003	2002	2003	2002	2003	2002
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$7,742	$7,276	$2,772	$2,565	$1,108	$1,018
Benefits earned during the year	208	261	118	116	3	5
Interest cost on benefit obligation	548	528	190	185	72	73
Plan amendments	—	(14)	1	20	(1)	(28)
Actuarial (gain) loss	936	399	382	(64)	93	124
Benefits paid	(412)	(377)	(191)	(144)	(85)	(86)
Acquisitions	10	115	39	19	(6)	12
Divestitures	—	(429)	(5)	—	—	(10)
Settlements	—	—	(37)	(16)	—	—
Curtailment	—	—	(6)	—	—	—
Expenses	—	(17)	—	—	—	—
Foreign exchange impact	—	—	250	91	—	—

Projected benefit obligation at year-end	$9,032	$7,742	$3,513	$2,772	$1,184	$1,108

Change in plan assets
Plan assets at fair value at beginning of year	$7,551	$8,224	$2,543	$2,099	$192	$212
Actual return on plan assets	1,776	(496)	390	(152)	48	(20)
Company contributions	512	541	279	695	55	86
Employee contributions	—	—	5	13	—	—
Acquisitions	—	105	23	10	—	—
Divestitures	—	(429)	(5)	—	—	—
Settlements	—	—	(33)	(15)	—
Benefits paid	(412)	(377)	(191)	(144)	(85)	(86)
Expenses	—	(17)	—	—	—	—
Foreign exchange impact	—	—	226	37	—	—

Plan assets at fair value at year-end	$9,427	$7,551	$3,237	$2,543	$210	$192

Reconciliation of prepaid (accrued) benefit cost and total amount recognized
Funded status of the plan	$395	$(191)	$(276)	$(229)	$(974)	$(916)
Unrecognized:
Net transition obligation	—	—	17	23	—	—
Prior service cost	(158)	(184)	5	612	(29)	(33)
Net actuarial loss	2,009	2,173	816	6	191	137

Net amount recognized	$2,246	$1,798	$562	$412	$(812)	$(812)

Amounts recognized on the balance sheet consist of
Prepaid benefit cost	$2,246	$1,798	$644	$508	$—	$—
Accrued benefit liability	—	—	(185)	(120)	(812)	(812)
Intangible asset	—	—	103	24	—	—

Net amount recognized	$2,246	$1,798	$562	$412	$(812)	$(812)

Accumulated benefit obligation at year-end	$8,837	$7,522	$3,148	$2,452	$1,184	$1,108

(1)
The U.S. plans exclude nonqualified pension plans, for which the projected benefit obligation was $600 million and $581million, and the aggregate accumulated benefit obligation was $566 million and $539 million at December 31, 2003 and 2002, respectively.

(2)
For plans outside the U.S., the accumulated postretirement benefit obligation was $521 million and $465 million, the postretirement liability was $521 million and $465 million and the fair value of plan assets was $224 million and $134 million at December 31, 2003 and 2002, respectively. The accumulated postretirement benefit obligation exceeded plan assets for the plans outside the U.S. at December 31, 2003 and 2002.

        At the end of 2003 and 2002 for both qualified and non-qualified, funded and unfunded plans, the aggregate projected benefit obligation (PBO), aggregate accumulated benefit obligation (ABO), and aggregate fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with accumulated benefit obligation in excess of plan assets, were as follows:

	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	U.S. Plans		Plans Outside U.S.		U.S. Plans		Plans Outside U.S.
In millions of dollars at year-end
	2003	2002	2003	2002	2003	2002	2003	2002
Projected benefit obligation	$600	$8,323	$3,106	$1,627	$600	$581	$701	$255
Accumulated benefit obligation	566	8,061	2,791	1,381	566	539	636	213
Fair value of plan assets	—	7,551	2,749	1,355	—	—	482	119

        Pension plan assets exceeded the accumulated benefit obligations by $679 million and $120 million at December 31, 2003 and December 31, 2002, respectively.

Assumptions

        The discount rate and future rate of compensation assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Company's plans are shown in the following table:

At year end	2003	2002
Discount rate
U.S. plans(1)	6.25%	6.75%
Plans outside the U.S.(2)
Range	2.0% to 10.0%	2.25% to 12.0%
Weighted average	5.4%	5.6%
Future compensation increase rate
U.S. Plans(1)	3.0% to 6.0%	3.0% to 4.0%
Plans outside the U.S.(2)
Range	1.5% to 8.0%	1.5% to 10.0%
Weighted average	2.6%	2.3%
During the current year	2003	2002

Discount rate
U.S. plans(1)	6.75%	7.25%
Plans outside the U.S.(2)
Range	2.25% to 12.0%	2.25% to 12.0%
Weighted average	5.6%	5.5%
Future compensation increase rate
U.S. Plans(1)	3.0% to 4.0%	4.0% to 6.0%
Plans outside the U.S.(2)
Range	1.5% to 10.0%	2.5% to 12.0%
Weighted average	2.3%	2.8%

(1)
Weighted average rates for the U.S. plans equals the stated rates.

(2)
Excluding highly inflationary countries.

Assumed health care cost trend rates were as follows:

	2003	2002
Health care cost increase rate
U.S. plans
Following year	10.0%	9.0%
Decreasing to the year 2009	5.0%	—
Decreasing to the year 2007	—	5.0%

        A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-Point Increase		One Percentage-Point Decrease
In millions of dollars
	2003	2002	2003	2002
Effect on benefits earned and interest cost for U.S. plans	$3	$5	$(2)	$(4)
Effect on accumulated postretirement benefit obligation for U.S. Plans	42	40	(37)	(37)

Plan Assets

        Citigroup determines its assumptions for the expected rate of return on plan assets for its U.S. plans using a "building block" approach, which focuses on ranges of anticipated rates of return for each asset class. A weighted range of nominal rates is then determined based on target allocations for each asset class. Citigroup considers the expected rate of return to be a longer-term assessment of return expectations and does not anticipate changing this assumption annually unless there are significant changes in economic conditions. A similar approach has been taken in selecting the expected rates of return for Citigroup's foreign plans. The expected rate of return for each plan is based upon its expected asset allocation. Market performance over a number of earlier years is evaluated covering a wide range of economic conditions to determine whether there are sound reasons for projecting forward any past trends.

        The expected long-term rates of return on assets used in determining the Company's pension expense and postretirement expense are shown below:

	2003	2002
Rate of return on assets
U.S. plans(1)	8.0%	8.0%
Plans outside the U.S.:
Range	3.25% to 10.5%	3.0% to 12.0%
Weighted average	6.6%	6.3%

(1)
Weighted average rates for the U.S. plans equals the stated rates.

        Citigroup's pension and postretirement plan asset allocation for the U.S. plans at the end of 2003 and 2002, and the target allocation for 2004 by asset category based on asset fair values are as follows:

	Target Asset Allocation	U.S. Pension Assets at December 31		U.S. Postretirement Assets at December 31
Asset Category
	2004	2003	2002	2003	2002
Equity securities	40.0% to 60.0%	54.0%	58.0%	61.0%	63.0%
Debt securities	10.0% to 30.0%	26.0%	26.0%	15.0%	18.0%
Real estate	5.0% to 10.0%	5.0%	7.0%	6.0%	8.0%
Other investments	5.0% to 15.0%	15.0%	9.0%	18.0%	11.0%

Total		100%	100%	100%	100%

        Equity securities in the U.S. pension plans include Citigroup common stock with a fair value of $608 million or 6.45% of plan assets and $594 million or 7.87% of plan assets at the end of 2003 and 2002, respectively. Subsequent to December 31, 2003, the Citigroup Pension Plan sold approximately $500 million of Citigroup common stock.

        Affiliated and third-party investment managers manage Citigroup's pension plan assets. Assets are rebalanced as the Company deems appropriate. Citigroup's investment strategy with respect to its pension assets is to maintain a globally diversified investment portfolio across several asset classes targeting an annual rate of return of 8%, while ensuring that the accumulated benefit obligation is fully funded.

        Citigroup's pension and postretirement plans' weighted average asset allocations for the non-U.S. plans and the actual ranges at the end of 2003 and 2002, and the weighted average target allocations for 2004 by asset category based on asset fair values are as follows:

	Weighted Average Target Asset Allocation	Actual Range at December 31		Non-U.S. Pension Assets Weighted Average at December 31
Asset Categories
	2004	2003	2002	2003	2002
Equity securities	58.8%	0.0% to 91.4%	0.0% to 75.0%	52.8%	47.2%
Debt securities	31.8%	0.0% to 100.0%	5.2% to 100.0%	24.5%	20.9%
Real estate	0.3%	0.0% to 24.0%	0.0% to 35.0%	0.2%	0.2%
Other investments	9.1%	0.0% to 77.7%	0.0% to 100.0%	22.5%	31.7%

Total	100%			100%	100%

				Non-U.S. Postretirement Plans Weighted Average at December 31
	Weighted Average Target Asset Allocation	Actual Range at December 31
Asset Categories
	2004	2003	2002	2003	2002
Equity securities	50.0%	0.0% to 50.0%	16.6% to 42.5%	50.0%	42.5%
Debt securities	50.0%	35.0% to 100.0%	22.0% to 29.8%	35.0%	22.0%
Real estate	—	—	—	—	—
Other investments	—	0.0% to 15.0%	35.5% to 53.6%	15.0%	35.5%

Total	100%			100%	100%

        Citigroup's global pension and postretirement funds' investment strategies are to invest in a prudent manner for the exclusive purpose of providing benefits to participants. The investment strategies are targeted to produce a total return that, when combined with Citigroup's contributions to the funds, will maintain the funds' ability to meet all required benefit obligations. Risk is controlled through diversification of asset types and investments in domestic and international equities, fixed income securities and cash. The target asset allocation in most locations is 50% equities and 50% debt securities. These allocations may vary by geographic region and country depending on the nature of applicable obligations and various other regional considerations. The wide variation in the actual range of plan asset allocations for the funded non-U.S. plans is a result of differing local economic conditions. For example, in certain countries local law requires that all pension plan assets must be invested in fixed income investments, or in government funds, or in local country securities.

Contributions

        Citigroup's funding policy for U.S. plans and non-U.S. plans is generally to fund to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under ERISA, if appropriate to its tax and cash position and the plan's funded position. At December 31, 2003, there were no minimum required contributions and no discretionary or non-cash contributions are currently planned. For the non-U.S. plans, discretionary contributions in 2004 are anticipated to be approximately $129 million. These estimates are subject to change since contribution decisions are affected by various factors, such as market performance, regulatory requirements, and management's ability to change funding policy.

Citigroup 401(k)

        Under the Citigroup 401(k) plan, eligible employees receive matching contributions of up to 3% of compensation, subject to an annual maximum of $1,500 invested in the Citigroup common stock fund. The pretax expense associated with this plan amounted to approximately $65 million in 2003, $57 million in 2002, and $49 million in 2001.

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

        The following table summarizes certain information related to the Company's hedging activities for the years ended December 31, 2003, 2002, and 2001:

In millions of dollars	2003	2002	2001
Fair value hedges
Hedge ineffectiveness recognized in earnings	$6	$446	$168
Net gain (loss) excluded from assessment of effectiveness	(90)	(252)	85
Cash flow hedges
Hedge ineffectiveness recognized in earnings	(11)	(55)	20
Net gain excluded from assessment of effectiveness	10	1	—
Net investment hedges
Net gain (loss) included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	(2,291)	(1,435)	432

        For cash flow hedges, any changes in the fair value of the end-user derivative remain in Accumulated other changes in equity from nonowner sources on the Consolidated Balance Sheet and are generally included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. The net gains associated with cash flow hedges expected to be reclassified from accumulated other changes in equity from nonowner sources within twelve months of December 31, 2003 are $651 million.

        The accumulated other changes in equity from nonowner sources from cash flow hedges for 2003, 2002, and 2001 can be summarized as follows (after-tax):

In millions of dollars	2003	2002	2001
Beginning balance (1)	$1,242	$168	$(3)
Net gain from cash flow hedges	237	1,591	315
Net amounts reclassified to earnings	(728)	(517)	(144)

Ending balance	$751	$1,242	$168

(1)
The 2001 amount results from the cumulative effect of account change for cash flow hedges.

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

        Derivatives and short sales may expose Citigroup to market risk or credit risk in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative, short sale or foreign exchange product is the exposure created by potential fluctuations in interest rates, foreign exchange rates and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction and if the value of collateral held, if any, was not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management's assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in times of high volatility and financial stress at a reasonable cost.

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

        In connection with the Company's efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2003, Citigroup's most significant concentration of credit risk was with the U.S. Government and its agencies. The Company's exposure, which primarily results from trading assets and investment securities positions in instruments issued by the U.S. Government and its agencies, amounted to $58.7 billion and $40.7 billion at December 31, 2003 and 2002, respectively. After the U.S. Government, the next largest exposure the Company has is to the Mexican Government and its agencies, which are rated investment grade by both Moody's and S&P. The Company's exposure amounted to $21.9 billion and $25.0 billion at December 31, 2003 and 2002, respectively, and is comprised of investment securities, loans, and trading assets.

27.    Fair Value of Financial Instruments

Estimated Fair Value of Financial Instruments

        The table below presents the carrying value and fair value of Citigroup's financial instruments, as defined in accordance with applicable requirements. Accordingly, as required, the disclosures exclude leases, affiliate investments, and pension and benefit obligations. Contractholder funds amounts exclude certain insurance contracts. Also as required, the disclosures exclude the effect of taxes, any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, excess fair value associated with deposits with no fixed maturity and other expenses that would be incurred in a market transaction. In addition, the table excludes the values of nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values, which are integral to a full assessment of Citigroup's financial position and the value of its net assets.

        The fair value represents management's best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used for most investments, and for both trading and end-user derivatives, as well as for liabilities, such as long-term debt, with quoted prices. For performing loans, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering the time of collection and the premium for the uncertainty of the flows. The value of collateral is also considered. For liabilities such as long-term debt without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

	2003		2002
In billions of dollars at year-end	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Investments	$182.9	$182.9	$169.5	$169.5
Federal funds sold and securities borrowed or purchased under agreements to resell	172.2	172.2	139.9	139.9
Trading account assets	235.3	235.3	155.2	155.2
Loans(1)	449.8	469.8	417.7	436.9
Other financial assets(2)	133.1	133.1	126.0	126.3

Liabilities
Deposits	474.0	474.0	430.9	431.0
Federal funds purchased and securities loaned or sold under agreements to repurchase	181.2	181.2	162.6	162.6
Trading account liabilities	121.9	121.9	91.4	91.4
Contractholder funds
with defined maturities	13.5	13.7	12.5	13.3
without defined maturities	13.1	12.8	11.1	10.7
Long-term debt	162.7	164.6	126.9	131.3
Mandatorily redeemable securities of subsidiary trusts	6.1	6.4	6.2	6.4
Other financial liabilities(3)	147.3	147.3	119.9	119.9

(1)
The carrying value of loans is net of the allowance for credit losses and also excludes $15.6 billion and $18.6 billion of lease finance receivables in 2003 and 2002, respectively.

(2)
Includes cash and due from banks, deposits at interest with banks, brokerage receivables, reinsurance recoverables and separate and variable accounts for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in other assets on the Consolidated Balance Sheet.

(3)
Includes brokerage payables, separate and variable accounts, investment banking and brokerage borrowings, short-term borrowings, for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in other liabilities on the Consolidated Balance Sheet.

        Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new transactions are entered into.

        The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citigroup's loans, in the aggregate, exceeded in carrying values (reduced by the allowance for credit losses) by $20.0 billion in 2003 and $19.2 billion in 2002. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $16.3 billion, an increase of $1.9 billion from 2002, and for corporate loans net of the allowance by $3.7 billion, which was a decrease of $1.1 billion from 2002. The excess of the estimated fair value of loans over their carrying value reflects the decline in market interest rates since many of the loans were issued.

28.    Pledged Assets, Collateral, Commitments and Guarantees

Pledged Assets

        At December 31, 2003 and 2002 the approximate market values of securities sold under agreements to repurchase and other assets pledged, excluding the impact of FIN 39 and FIN 41, were as follows:

In millions of dollars	2003	2002
For securities sold under agreements to repurchase	$253,728	$231,175
As collateral for securities borrowed of approximately equivalent value	63,343	51,140
As collateral on bank loans	30,801	33
To clearing organizations or segregated under securities laws and regulations	31,165	22,463
For securities loaned	28,597	14,330
Other	45,692	56,250

Total	$453,326	$375,391

        In addition, included in cash and due from banks at December 31, 2003 and 2002 is $2.8 billion and $2.4 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.

        At December 31, 2003 and 2002, $13.8 billion and $733 million, respectively, of consumer loans were pledged as collateral in financing transactions. The increase from the prior year relates to secured borrowings associated with the acquired Sears Credit Card and Financial Products business.

        At December 31, 2003 and 2002, the Company had $1.4 billion and $962 million, respectively, of outstanding letters of credit from third-party banks to satisfy various collateral and margin requirements.

Collateral

        At December 31, 2003 and 2002, the approximate market value of collateral received by the Company that may be sold or repledged by the Company, excluding amounts netted in accordance with FIN 39 and FIN 41, was $329.8 billion and $276.2 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions, and margined broker loans.

        At December 31, 2003 and 2002, a substantial portion of the collateral received by the Company had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities borrowings and loans, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions, and bank loans.

        In addition, at December 31, 2003 and 2002, the Company had pledged $102.5 billion and $81.5 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

Lease Commitments

        Rental expense (principally for offices and computer equipment) was $1.7 billion, $1.5 billion, and $1.7 billion for the years ended December 31, 2003, 2002, and 2001, respectively.

        Future minimum annual rentals under noncancelable leases, net of sublease income, are as follows:

In millions of dollars at year-end
2004	$873
2005	781
2006	670
2007	459
2008	368
Thereafter	1,546

Total	$4,697

Loan Commitments

In millions of dollars at year-end	2003	2002
One- to four- family residential mortgages	$3,599	$3,990
Revolving open-end loans secured by one- to four-family residential properties	14,007	10,297
Commercial real estate, construction and land development	1,382	1,781
Credit card lines(1)(2)	739,162	407,822
Commercial and other consumer loan commitments(3)	210,751	214,166

Total	$968,901	$638,056

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Increase from 2002 primarily relates to the Sears and Home Depot acquisitions.

(3)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $119 billion and $132 billion with original maturity of less than one year at December 31, 2003 and 2002, respectively.

        The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include unfunded commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods which totaled $4.4 billion and $5.0 billion at December 31, 2003 and 2002, respectively.

Obligations under Guarantees

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The table on page 113 summarizes at December 31, 2003 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at December 31, 2003 and 2002:

	2003
In billions of dollars at December 31, 2003, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Maximum Potential Amount of Future Payments	Carrying Value (in millions)
Financial standby letters of credit	$18.4	$18.0	$36.4	$36.4	$147.7
Performance guarantees	4.9	3.2	8.1	8.1	10.2
Derivative instruments	21.4	103.8	125.2	125.2	12,923.2
Guarantees of collection of contractual cash flows	—	0.1	0.1	0.1	89.7
Loans sold with recourse	—	1.9	1.9	1.9	28.6
Securities lending indemnifications(1)	55.5	—	55.5	55.5	—
Credit card merchant processing(1)	22.6	—	22.6	22.6	—
Custody indemnifications(1)	—	18.0	18.0	18.0	—

Total	$122.8	$145.0	$267.8	$267.8	$13,199.4

	2002(2)
In billions of dollars at December 31, 2002, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Maximum Potential Amount of Future Payments	Carrying Value (in millions)
Financial standby letters of credit	$17.2	$15.0	$32.2	$32.2	$15.6
Performance guarantees	4.9	2.4	7.3	7.3	3.0
Derivative instruments	17.4	59.3	76.7	76.7	9,966.7
Guarantees of collection of contractual cash flows	—	0.2	0.2	0.2	230.0
Loans sold with recourse	4.0	3.6	7.6	7.6	45.2
Contingent payments in a business distribution	0.4	—	0.4	0.4	361.0
Securities lending indemnifications(1)	38.0	—	38.0	38.0	—
Credit card merchant processing(1)	15.4	—	15.4	15.4	—
Custody indemnifications(1)	—	11.1	11.1	11.1	—
Market value guarantees(1)	0.3	0.5	0.8	0.8	—
Residual value guarantees(1)	—	0.1	0.1	0.1	—

Total	$97.6	$92.2	$189.8	$189.8	$10,621.5

(1)
The carrying values of securities lending indemnifications, credit card merchant processing, custody indemnifications, market value guarantees, and residual value guarantees are not material as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant and the carrying amount of the Company's obligations under these guarantees is immaterial.

(2)
Reclassified to conform to the 2003 presentation.

        Financial standby letters of credit include guarantees of payment of insurance premiums and reinsurance risks that support industrial revenue bond underwriting and settlement of payment obligations in clearing houses, and that support options and purchases of securities or in lieu of escrow deposit accounts. Financial standbys also backstop loans, credit facilities, promissory notes and trade acceptances. Performance guarantees and letters of credit are issued to guarantee a customer's tender bid on a construction or systems installation project or to guarantee completion of such projects in accordance with contract terms. They are also issued to support a customer's obligation to supply specified products, commodities, or maintenance or warranty services to a third party. Derivative instruments include credit default swaps, total return swaps, written foreign exchange options, written put options, and written equity warrants. Guarantees of collection of contractual cash flows protect investors in credit card receivables securitization trusts from loss of interest relating to insufficient collections on the underlying receivables in the trusts. Loans sold with recourse represent the Company's obligations to reimburse the buyers for loan losses under certain circumstances. Contingent payments in a business disposition relates to the Company's obligation to make certain payments to TPC following the distribution of this business to shareholders in 2002. See Note 3 to the Consolidated Financial Statements for additional information about Discontinued Operations. Securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event that the security borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. Credit card merchant processing guarantees represent the Company's obligations in connection with the processing of credit card transactions on behalf of merchants. Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian fails to safeguard clients' assets. Market value guarantees are issued to guarantee return of principal invested to fund investors. Residual value guarantees provide that the guarantor will pay the difference between the fair value of the guaranteed property or equipment and the value specified in the contract to the guarantor at the termination or renewal date of an operating lease.

        At December 31, 2003 and 2002, the Company's maximum potential amount of future payments under these guarantees was approximately $267.8 billion and $189.8 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse; and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

        Citigroup's primary credit card business is the issuance of credit cards to individuals. The Company also provides processing services to various merchants, processing credit card transactions on their behalf and managing the merchant's cash flow related to their credit card activity. In connection with these services, a contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor and generally extends between three and six months after the date the transaction is processed or the receipt of the product or service, depending on industry practice or statutory requirements. In this situation, the transaction is "charged back" to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder. The risk of loss is mitigated as the cash flows between the Company and the merchant are settled on a net basis and the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, Citigroup may require the merchant to make an escrow deposit, delay settlement, include event triggers to provide the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). At December 31, 2003 and 2002, respectively, the Company held as collateral approximately $61 million and $31 million, respectively, of merchant escrow deposits and also had $109 million and $96 million, respectively, payable to merchants, which the Company has the right to set off against amounts due from the individual merchants.

        The Company's maximum potential liability for this contingent merchant processing liability is estimated to be the total volume of credit card transactions that meet the associations' requirements to be valid chargeback transactions at any given time. At December 31, 2003 and 2002, this maximum potential exposure was estimated to be $22.6 billion and $15.4 billion, respectively. However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its liability related to merchant processing based on the extent and nature of unresolved chargebacks and its historical loss experience. At December 31, 2003, the estimated losses incurred and the carrying amount of the Company's obligations related to merchant processing activities are immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during 2003. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2003, the estimated losses incurred and the carrying value of the Company's obligations related to these programs are immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2003 or 2002, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2003 or 2002 for potential obligations that could arise from the Company's involvement with VTN associations.

        At December 31, 2003 and 2002, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $13.2 billion and $10.6 billion. The carrying value of derivative instruments is included in either trading liabilities or other liabilities depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. The carrying value of the guarantees of contractual cash flows are offset against the receivables from the credit card trusts. For loans sold with recourse the carrying value of the liability is included in other liabilities. In addition, at December 31, 2003 and 2002, other liabilities includes an allowance for credit losses of $600 million and $567 million, respectively, relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $38.3 billion and $31.9 billion at December 31, 2003 and 2002, respectively. Securities and other marketable assets held as collateral amounted to $29.4 billion and $18.8 billion and letters of credit in favor of the Company held as collateral amounted to $931 million and $834 million at December 31, 2003 and 2002, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Loans Sold with Credit Enhancements

In billions of dollars at year-end	2003	2002	Form of Credit Enhancement
Residential mortgages and other loans sold with recourse(1)	$6.2	$8.1	2003: Recourse obligation of $1.9 2002: Recourse obligation of $3.6, and put options as described below
GNMA sales/servicing agreements(2)	21.0	31.1	Secondary recourse obligation
Securitized credit card receivables	74.8	66.9	Includes net revenue over the life of the transaction Also includes other recourse obligations of $2.8 in 2003 and $2.0 in 2002

(1)
Residential mortgages represent 50% of amounts in 2003 and 66% in 2002.

(2)
Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.

        Citigroup and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, as summarized above.

        Net revenue on securitized credit card receivables is collected over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citigroup subsidiaries as servicers. As specified in certain of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the predetermined amount is reached, net revenue is passed directly to the Citigroup subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $90 million at December 31, 2003 and $230 million at December 31, 2002. Net revenue from securitized credit card receivables included in other revenue was $3.3 billion, $2.7 billion, and $2.1 billion for the years ended December 31, 2003, 2002, and 2001, respectively.

        Various put options were written during 2000 and 1999 which require Citigroup to purchase, upon request of the holders, securities issued in certain securitization transactions in order to broaden the investor base and improve execution in connection with the securitizations. The aggregate amortized amount of these options was approximately $0.8 billion at December 31, 2002. The Company had recorded liabilities totaling approximately $6 million at December 31, 2002 in connection with these options. Subsequent to their initial issuance, such options are marked-to-market with the fluctuation being reflected on the Consolidated Statement of Income. During the first quarter of 2003, Citigroup purchased all remaining outstanding Class A certificates related to the securitization covered by the put option. This effectively removed the remaining put option.

Financial Guarantees

        Financial guarantees are used in various transactions to enhance the credit standing of Citigroup customers. They represent irrevocable assurances, subject to the satisfaction of certain conditions, that Citigroup will make payment in the event that the customer fails to fulfill its obligations to third parties.

        Citigroup issues financial standby letters of credit which are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Fees are recognized ratably over the term of the standby letter of credit. The following table summarizes financial standby letters of credit issued by Citigroup. The table does not include securities lending indemnifications issued to customers, which are fully collateralized and totaled $55.5 billion at December 31, 2003 and $38.0 billion at December 31, 2002, and performance standby letters of credit.

			2003	2002
In billions of dollars at year-end	Expire Within 1 Year	Expire After 1 Year	Total Amount Out- standing	Total Amount Out- standing
Insurance, surety	$3.2	$9.6	$12.8	$12.1
Options, purchased securities, and escrow	0.3	—	0.3	0.1
Clean letters of credit	3.9	2.3	6.2	4.9
Other debt related	9.2	4.3	13.5	12.1

Total(1)	$16.6	$16.2	$32.8	$29.2

(1)
Total is net of cash collateral of $3.6 billion in 2003 and $3.0 billion in 2002. Collateral other than cash covered 26% of the total in 2003 and 34% in 2002.

29.    Contingencies

As described in the "Legal Proceedings" discussion on page 125, the Company is a defendant in numerous lawsuits and other legal proceedings arising out of the transactions and activities that were the subjects of (i) the April 2003 settlement of research and IPO spinning-related inquiries conducted by the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General, (ii) the July 2003 settlement of the Enron-related inquiries conducted by the Securities and Exchange Commission, the Federal Reserve Bank of New York, the Office of the Comptroller of the Currency, and the Manhattan District Attorney, (iii) underwritings for, and research coverage of, WorldCom, and (iv) the allocation of, and aftermarket trading in, securities sold in initial public offerings. The Company's reserve toward the costs of resolving the lawsuits and other legal proceedings in connection with these matters was $1.5 billion at December 31, 2003. The total reserve established in 2002 amounted to $1.9 billion pretax and an after-tax amount of $1.3 billion.

        It is not possible to predict the ultimate outcome of these lawsuits and other legal proceedings, or the timing of their resolution. Management reviews the status of these matters on an ongoing basis and will exercise its judgment in resolving them in such manner as it believes to be in the best interests of the Company. The Company will defend itself vigorously in these cases and believes that it has substantial defenses to the claims asserted. However, given the uncertainties of the timing and outcome of this type of litigation, the large number of cases, the multiple defendants in many of them, the very large aggregate damages sought by the plaintiffs, the novel issues presented, the length of time before these cases will be resolved by settlement or through litigation, and the current difficult litigation environment, it is not presently possible to determine the Company's ultimate exposure for these matters and there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserve accrued by the Company. In the opinion of the Company's management, the ultimate resolution of these lawsuits and other proceedings, while not likely to have a material adverse effect on the consolidated financial condition of the Company, may be material to the Company's operating results for any particular period.

30.    Citigroup (Parent Company Only)

Condensed Statement of Income

	Year Ended December 31
In millions of dollars
	2003	2002	2001
Revenues
Interest	$1,693	$1,456	$1,225
Other	447	348	54

Total revenues	2,140	1,804	1,279
Expenses
Interest	1,459	1,660	1,876
Other	757	248	267

Total expenses	2,216	1,908	2,143

Pretax loss	(76)	(104)	(864)
Income tax benefit	33	53	348

Loss before equity in net income of subsidiaries	(43)	(51)	(516)
Equity in net income of subsidiaries	17,896	15,327	14,642

Income	$17,853	$15,276	$14,126

Condensed Balance Sheet

	December 31
In millions of dollars
	2003	2002
Assets
Cash	$40	$101
Investments	7,957	7,837
Investments in and advances to:
Bank and bank holding company subsidiaries	122,057	100,541
Other subsidiaries	36,734	26,670
Cost of acquired businesses in excess of net assets	368	368
Other	3,769	2,747

Total assets	$170,925	$138,264

Liabilities
Advances from and payables to subsidiaries	$1,219	$1,209
Commercial paper	381	367
Junior subordinated debentures, held by subsidiary trusts	5,309	4,657
Long-term debt	64,386	44,142
Other liabilities	1,390	945
Redeemable preferred stock, held by subsidiary	226	226
Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	1,125	1,400
Common stock ($.01 par value; authorized shares: 15 billion), issued shares: 2003 and 2002—5,477,416,254 shares	55	55
Additional paid-in capital	17,531	17,381
Retained earnings	93,483	81,403
Treasury stock, at cost: 2003—320,466,849 shares and 2002—336,734,631 shares	(11,524)	(11,637)
Accumulated other changes in equity from nonowner sources	(806)	(193)
Unearned compensation	(1,850)	(1,691)

Total stockholders' equity	98,014	86,718

Total liabilities and stockholders' equity	$170,925	$138,264

Condensed Statement of Cash Flows

	Year Ended December 31
In millions of dollars
	2003	2002	2001
Cash flows from operating activities
Net income	$17,853	$15,276	$14,126
Adjustments to reconcile net income to cash provided by operating activities:
Equity in net income of subsidiaries	(17,896)	(15,327)	(14,642)
Dividends received from:
Bank and bank holding company subsidiaries	4,210	6,744	5,784
Other subsidiaries	1,805	5,770	2,325
Other, net	788	(739)	(109)

Net cash provided by operating activities	6,760	11,724	7,484

Cash flows from investing activities
Capital contributions to subsidiaries	—	—	(6,250)
Change in investments	(182)	(6,350)	(1,487)
Advances to subsidiaries, net	(19,532)	(4,908)	(13,733)
Other investing activities, net	200	(200)	—

Net cash used in investing activities	(19,514)	(11,458)	(21,470)

Cash flows from financing activities
Proceeds from (repayment of) advances from subsidiaries, net	(196)	278	2,961
Dividends paid	(5,773)	(3,676)	(3,185)
Issuance of common stock	686	483	875
Redemption of preferred stock	(275)	(125)	(250)
Stock tendered for payment of withholding taxes	(499)	(475)	(506)
Treasury stock acquired	(2,416)	(5,483)	(3,045)
Issuance of long-term debt	24,794	16,282	17,610
Issuance of (proceeds from) junior subordinated debentures	858	—	2,483
Payments and redemptions of long-term debt	(4,500)	(7,362)	(3,000)
Change in short-term borrowings	14	(114)	(15)

Net cash provided by (used in) financing activities	12,693	(192)	13,928

Change in cash	(61)	74	(58)
Cash at beginning of period	101	27	85

Cash at end of period	$40	$101	$27

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,588	$2,303	$1,739
Cash received during the period for taxes	$691	$308	$911

31.    Selected Quarterly Financial Data (Unaudited)

	2003				2002
In millions of dollars, except per share amounts
	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues, net of interest expense	$20,154	$19,398	$19,354	$18,536	$17,873	$17,644	$17,993	$17,798
Operating expenses	10,032	9,613	9,971	9,552	10,655	8,440	9,147	9,056
Benefits, claims, and credit losses	3,209	2,721	3,087	2,924	3,553	3,576	2,982	3,362
Income from continuing operations before income taxes, minority interest, and cumulative effect of accounting changes	6,913	7,064	6,296	6,060	3,665	5,628	5,864	5,380
Income taxes	2,112	2,208	1,956	1,919	1,204	1,898	2,017	1,879
Minority interest, after-tax	41	165	41	38	32	24	18	17
Income from continuing operations	4,760	4,691	4,299	4,103	2,429	3,706	3,829	3,484
Income (loss) from discontinued operations	—	—	—	—	—	214	255	1,406
Cumulative effect of accounting changes(1)	—	—	—	—	—	—	—	(47)

Net income	$4,760	$4,691	$4,299	$4,103	$2,429	$3,920	$4,084	$4,843

Earnings per share(2)
Basic earnings per share
Income from continuing operations	$0.93	$0.92	$0.84	$0.80	$0.48	$0.73	$0.75	$0.68
Net income	$0.93	$0.92	$0.84	$0.80	$0.48	$0.77	$0.80	$0.94

Diluted earnings per share
Income from continuing operations	$0.91	$0.90	$0.83	$0.79	$0.47	$0.72	$0.73	$0.66
Net income	$0.91	$0.90	$0.83	$0.79	$0.47	$0.76	$0.78	$0.93

Common stock price per share
High	$49.00	$47.17	$45.56	$37.93	$38.97	$36.68	$49.45	$52.00
Low	45.56	42.92	35.60	31.42	26.73	25.04	37.00	42.22
Close	48.54	45.51	42.80	34.45	35.19	29.65	38.75	49.52
Dividends per share of common stock	$0.35	$0.35	$0.20	$0.20	$0.18	$0.18	$0.18	$0.16

(1)
Accounting changes include the 2002 first-quarter adoption of the remaining provisions of SFAS 142.

(2)
Due to averaging of shares, quarterly earnings per share may not add to the totals reported for the full year.

FINANCIAL DATA SUPPLEMENT (Unaudited)

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)(4)(5)

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Assets
Cash and due from banks
In U.S. offices	$2,395	$2,176	$2,842	$22	$9	$—	0.92	0.41	—
In offices outside the U.S.(6)	1,737	1,545	1,095	24	12	17	1.38	0.78	1.55

Total	4,132	3,721	3,937	46	21	17	1.11	0.56	0.43

Deposits at interest with banks(6)	19,608	17,418	18,386	810	1,025	1,265	4.13	5.88	6.88

Federal funds sold and securities borrowed or purchased under agreements to resell(7)
In U.S. offices	105,425	91,241	104,150	2,156	3,476	7,082	2.05	3.81	6.80
In offices outside the U.S.(6)	64,471	57,382	34,087	1,879	1,868	1,798	2.91	3.26	5.27

Total	169,896	148,623	138,237	4,035	5,344	8,880	2.37	3.60	6.42

Brokerage receivables
In U.S. offices	26,884	19,691	25,058	483	612	1,197	1.80	3.11	4.78
In offices outside the U.S.(6)	5,531	2,866	2,517	245	183	205	4.43	6.39	8.14

Total	32,415	22,557	27,575	728	795	1,402	2.25	3.52	5.08

Trading account assets(8)(9)
In U.S. offices	95,209	81,815	81,241	3,230	3,067	3,685	3.39	3.75	4.54
In offices outside the U.S.(6)	45,856	38,344	37,304	1,541	2,060	1,787	3.36	5.37	4.79

Total	141,065	120,159	118,545	4,771	5,127	5,472	3.38	4.27	4.62

Investments
In U.S. offices
Taxable	111,615	81,255	59,294	4,550	4,122	3,470	4.08	5.07	5.85
Exempt from U.S. income tax	7,434	6,343	5,856	502	460	411	6.75	7.25	7.02
In offices outside the U.S.(6)	60,358	53,155	38,822	2,648	3,086	2,557	4.39	5.81	6.59

Total	179,407	140,753	103,972	7,700	7,668	6,438	4.29	5.45	6.19

Loans (net of unearned income)(10)
Consumer loans
In U.S. offices	245,013	203,228	177,701	20,844	19,826	19,769	8.51	9.76	11.12
In offices outside the U.S.(6)	96,394	89,387	85,021	10,866	10,664	10,545	11.27	11.93	12.40

Total consumer loans	341,407	292,615	262,722	31,710	30,490	30,314	9.29	10.42	11.54

Corporate loans
In U.S. offices
Commercial and industrial	18,676	19,574	23,014	889	985	1,419	4.76	5.03	6.17
Lease financing	2,052	1,850	1,816	132	145	263	6.43	7.84	14.48
Mortgage and real estate	2,172	2,469	2,861	170	189	250	7.83	7.65	8.74
In offices outside the U.S.(6)	80,890	84,028	86,628	5,209	6,096	7,348	6.44	7.25	8.48

Total corporate loans	103,790	107,921	114,319	6,400	7,415	9,280	6.17	6.87	8.12

Total loans	445,197	400,536	377,041	38,110	37,905	39,594	8.56	9.46	10.50

Other interest-earning assets	15,413	13,252	15,409	996	1,201	1,546	6.46	9.06	10.03

Total interest-earning assets	1,007,133	867,019	803,102	$57,196	$59,086	$64,614	5.68	6.81	8.05

Non-interest earning assets(8)	175,981	156,503	127,248
Total assets from discontinued operations	—	37,083	53,289

Total assets	$1,183,114	$1,060,605	$983,639

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

(4)
Detailed average volume, interest revenue, and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements.

(5)
Reclassified to conform to the 2003 presentation.

(6)
Average rates reflect prevailing local interest rates, including inflationary effects and monetary correction in certain countries.

(7)
Average volume of securities borrowed or purchased under agreements to resell are reported net pursuant to FIN 41 and interest revenue excludes the impact of FIN 41.

(8)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.

(9)
Interest expense on trading account liabilities of CGMHI is reported as a reduction of interest revenue.

(10)
Includes cash-basis loans.

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)(4)(5)

	Average Volume			Interest Expense			% Average Rate
In millions of dollars
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Liabilities
Deposits
In U.S. offices
Savings deposits(6)	$115,614	$95,256	$68,427	$992	$1,079	$1,676	0.86	1.13	2.45
Other time deposits	26,390	24,861	20,391	512	674	402	1.94	2.71	1.97
In offices outside the U.S.(7)	252,145	228,248	209,542	5,384	6,301	9,099	2.14	2.76	4.34

Total	394,149	348,365	298,360	6,888	8,054	11,177	1.75	2.31	3.75

Federal funds purchased and securities loaned or sold under agreements to repurchase(8)
In U.S. offices	124,108	126,343	118,136	2,216	3,706	7,673	1.79	2.93	6.50
In offices outside the U.S.(7)	56,057	42,672	36,878	2,639	2,933	2,892	4.71	6.87	7.84

Total	180,165	169,015	155,014	4,855	6,639	10,565	2.69	3.93	6.82

Brokerage payables
In U.S. offices	31,608	22,213	22,632	48	68	236	0.15	0.31	1.04
In offices outside the U.S.(7)	1,720	1,452	1,851	4	4	12	0.23	0.28	0.65

Total	33,328	23,665	24,483	52	72	248	0.16	0.30	1.01

Trading account liabilities(9)(10)
In U.S. offices	25,217	25,614	23,544	48	42	37	0.19	0.16	0.16
In offices outside the U.S.(7)	38,455	25,357	24,773	15	13	12	0.04	0.05	0.05

Total	63,672	50,971	48,317	63	55	49	0.10	0.11	0.10

Investment banking and brokerage borrowings
In U.S. offices	19,670	16,839	13,651	305	404	669	1.55	2.40	4.90
In offices outside the U.S.(7)	876	571	679	149	68	71	17.01	11.91	10.46

Total	20,546	17,410	14,330	454	472	740	2.21	2.71	5.16

Short-term borrowings
In U.S. offices	24,910	21,876	33,690	420	756	1,354	1.69	3.46	4.02
In offices outside the U.S.(7)	6,912	4,760	10,066	259	420	944	3.75	8.82	9.38

Total	31,822	26,636	43,756	679	1,176	2,298	2.13	4.42	5.25

Long-term debt
In U.S. offices	162,262	122,514	113,789	3,525	3,704	5,792	2.17	3.02	5.09
In offices outside the U.S.(7)	13,546	10,787	10,029	321	656	572	2.37	6.08	5.70

Total	175,808	133,301	123,818	3,846	4,360	6,364	2.19	3.27	5.14

Mandatorily redeemable securities of subsidiary trusts	6,300	5,858	4,663	434	420	352	6.89	7.17	7.55

Total interest-bearing liabilities	905,790	775,221	712,741	$17,271	$21,248	$31,793	1.91	2.74	4.46

Demand deposits in U.S. offices	7,382	8,218	8,293
Other non-interest bearing liabilities(9)	178,852	161,921	147,452
Total liabilities from discontinued operations	—	31,881	42,368
Total stockholders' equity(11)	91,090	83,364	72,785

Total liabilities and stockholders' equity	$1,183,114	$1,060,605	$983,639

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$632,317	$522,766	$498,808	$25,175	$23,063	$20,232	3.98	4.41	4.06
In offices outside the U.S.(7)	374,816	344,253	304,294	14,750	14,775	12,589	3.94	4.29	4.14

Total	$1,007,133	$867,019	$803,102	$39,925	$37,838	$32,821	3.96	4.36	4.09

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

(4)
Detailed average volume, interest revenue, and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements.

(5)
Reclassified to conform to the 2003 presentation.

(6)
Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.

(7)
Average rates reflect prevailing local interest rates, including inflationary effects and monetary correction in certain countries.

(8)
Average volume of securities loaned or sold under agreements to repurchase are reported net pursuant to FIN 41 and interest expense excludes the impact of FIN 41.

(9)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest earning assets and other non-interest bearing liabilities.

(10)
Interest expense on trading account liabilities of CGMHI is reported as a reduction of interest revenue.

(11)
Includes stockholders' equity from discontinued operations.

(12)
Includes the allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN NET INTEREST REVENUE, TAXABLE EQUIVALENT BASIS(1)(2)(3)(4)

	2003 vs. 2002			2002 vs. 2001
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)	Average Volume	Average Rate	Net Change(2)
Cash and due from banks	$3	$22	$25	$5	($1)	$4

Deposits at interest with banks(5)	117	(332)	(215)	(64)	(176)	(240)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	477	(1,797)	(1,320)	(793)	(2,813)	(3,606)
In offices outside the U.S.(5)	218	(207)	11	927	(857)	70

Total	695	(2,004)	(1,309)	134	(3,670)	(3,536)

Brokerage receivables
In U.S. offices	180	(309)	(129)	(222)	(363)	(585)
In offices outside the U.S.(5)	131	(69)	62	26	(48)	(22)

Total	311	(378)	(67)	(196)	(411)	(607)

Trading account assets(6)
In U.S. offices	472	(309)	163	26	(644)	(618)
In offices outside the U.S.(5)	352	(871)	(519)	51	222	273

Total	824	(1,180)	(356)	77	(422)	(345)

Investments
In U.S. offices	1,441	(971)	470	1,217	(516)	701
In offices outside the U.S.(5)	382	(820)	(438)	859	(330)	529

Total	1,823	(1,791)	32	2,076	(846)	1,230

Loans—consumer
In U.S. offices	3,755	(2,737)	1,018	2,651	(2,594)	57
In offices outside the U.S.(5)	809	(607)	202	530	(411)	119

Total	4,564	(3,344)	1,220	3,181	(3,005)	176

Loans—corporate
In U.S. offices	(54)	(74)	(128)	(243)	(370)	(613)
In offices outside the U.S.(5)	(221)	(666)	(887)	(215)	(1,037)	(1,252)

Total	(275)	(740)	(1,015)	(458)	(1,407)	(1,865)

Total loans	4,289	(4,084)	205	2,723	(4,412)	(1,689)

Other interest-earning assets	176	(381)	(205)	(204)	(141)	(345)

Total interest revenue	8,238	(10,128)	(1,890)	4,551	(10,079)	(5,528)

Deposits
In U.S. offices	284	(533)	(249)	599	(924)	(325)
In offices outside the U.S.(5)	612	(1,529)	(917)	754	(3,552)	(2,798)

Total	896	(2,062)	(1,166)	1,353	(4,476)	(3,123)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	(65)	(1,425)	(1,490)	500	(4,467)	(3,967)
In offices outside the U.S.(5)	775	(1,069)	(294)	423	(382)	41

Total	710	(2,494)	(1,784)	923	(4,849)	(3,926)

Brokerage payables
In U.S. offices	22	(42)	(20)	(4)	(164)	(168)
In offices outside the U.S.(5)	1	(1)	—	(2)	(6)	(8)

Total	23	(43)	(20)	(6)	(170)	(176)

Trading account liabilities(6)
In U.S. offices	(1)	7	6	3	2	5
In offices outside the U.S.(5)	6	(4)	2	—	1	1

Total	5	3	8	3	3	6

Investment banking and brokerage borrowings
In U.S. offices	60	(159)	(99)	131	(396)	(265)
In offices outside the U.S.(5)	45	36	81	(12)	9	(3)

Total	105	(123)	(18)	119	(387)	(268)

Short-term borrowings
In U.S. offices	93	(429)	(336)	(427)	(171)	(598)
In offices outside the U.S.(5)	142	(303)	(161)	(471)	(53)	(524)

Total	235	(732)	(497)	(898)	(224)	(1,122)

Long-term debt
In U.S. offices	1,020	(1,199)	(179)	415	(2,503)	(2,088)
In offices outside the U.S.(5)	138	(473)	(335)	45	39	84

Total	1,158	(1,672)	(514)	460	(2,464)	(2,004)

Mandatorily redeemable securities of subsidiary trusts	31	(17)	14	86	(18)	68

Total interest expense	3,163	(7,140)	(3,977)	2,040	(12,585)	(10,545)

Net interest revenue	$5,075	($2,988)	$2,087	$2,511	$2,506	$5,017

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Detailed average volume, interest revenue, and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements.

(4)
Reclassified to conform to the 2003 presentation.

(5)
Changes in average rates reflect changes in prevailing local interest rates including inflationary effects and monetary correction in certain countries.

(6)
Interest expense on trading account liabilities of CGMHI is reported as a reduction of interest revenue.

RATIOS

	2003	2002	2001
Net income to average assets	1.51%	1.44%	1.44%
Return on common stockholders' equity(1)	19.8%	18.6%	19.7%
Return on total stockholders' equity(2)	19.5%	18.3%	19.4%
Total average equity to average assets	7.70%	7.86%	7.40%
Dividends declared per common share as a percentage of income per diluted common share	32.2%	23.8%	22.1%

(1)
Based on net income less total preferred stock dividends as a percentage of average common stockholders' equity.

(2)
Based on net income less preferred stock dividends as a percentage of average total stockholders' equity.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.(1)

	2003		2002		2001
In millions of dollars at year-end	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Banks(2)	$28,495	2.84%	$28,492	3.84%	$24,039	6.39%
Other demand deposits	85,556	1.54%	85,545	1.54%	58,885	2.74%
Other time and savings deposits(2)	159,448	2.11%	159,463	2.11%	141,392	4.35%

Total	$273,499	2.01%	$273,500	2.01%	$224,316	4.14%

(1)
Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries. See Note 25 to the Consolidated Financial Statements.

(2)
Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS ($100,000 OR MORE) IN U.S. OFFICES

In millions of dollars at year-end 2003	Under 3 Months	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
Certificates of deposit	$4,256	$726	$1,024	$1,720
Other time deposits	11,715	246	26	30

SHORT-TERM AND OTHER BORROWINGS(1)

	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase(2)									Investment Banking and Brokerage Borrowings
				Commercial Paper			Other Funds Borrowed(2)
In millions of dollars
	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001
Amounts outstanding at year-end	$181,156	$162,643	$153,511	$15,093	$16,854	$12,696	$21,094	$13,775	$11,765	$22,442	$21,353	$16,480
Average outstanding during the year(5)	180,165	169,015	155,014	14,994	13,567	30,524	16,828	13,069	13,232	20,546	17,410	14,330
Maximum month end outstanding	198,339	199,010	172,763	17,400	16,854	35,825	25,196	24,201	16,331	25,185	22,104	22,010

Weighted-average interest rate
During the year(3)(5)	2.69%	3.93%	6.82%	1.09%	1.63%	3.58%	3.07%	7.31%	9.10%	2.21%	2.71%	5.16%
At year-end(4)	3.11%	2.37%	2.49%	1.24%	1.56%	1.98%	1.81%	3.07%	3.44%	1.45%	2.07%	2.44%

(1)
Original maturities of less than one year.

(2)
Rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.

(3)
Interest rates include the effects of risk management activities. See Notes 13 and 25 to the Consolidated Financial Statements.

(4)
Based on contractual rates at year-end.

(5)
Excludes discontinued operations.

Regulation and Supervision

Bank Holding Company Regulation

        The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). The subsidiary depository institutions of the Company (the banking subsidiaries), including its principal bank subsidiary, Citibank, N.A. (Citibank), are subject to supervision and examination by their respective federal and state banking authorities. The nationally chartered subsidiary banks, including Citibank, are supervised and examined by the Office of the Comptroller of the Currency (OCC); federal savings association subsidiaries are regulated by the Office of Thrift Supervision (OTS); and state-chartered depository institutions are supervised by the banking departments within their respective states (California, Delaware, and Utah), as well as the Federal Deposit Insurance Corporation (FDIC). The FDIC also has back-up enforcement authority with respect to each of the banking subsidiaries, the deposits of which are insured by the FDIC, up to applicable limits. The Company also controls (either directly or indirectly) overseas banks, branches, and agencies. In general, the Company's overseas activities are regulated by the FRB and OCC, and are also regulated by supervisory authorities of the host countries.

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

        Under the GLB Act, financial holding companies are able to make acquisitions of companies that engage in activities that are financial in nature, both in the United States and outside of the United States. No prior approval of the FRB is generally required for such acquisitions except for the acquisition of U.S. depository institutions and, in some cases, foreign banks. In addition, under merchant banking authority added by the GLB Act, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company's controlled depository institutions. This authority applies to investments both in the United States and outside the United States. Regulations interpreting and conditioning this authority have been promulgated. Bank holding companies also retain their authority, subject to prior specific or general FRB consent, to acquire less than 20% of the voting securities of a company that does not do business in the United States, and 20% or more of the voting securities of any such company if the FRB finds by regulation or order that its activities are usual in connection with banking or finance outside the United States. In general, bank holding companies that are not financial holding companies may engage in a broader range of activities outside the United States than they may engage in inside the United States, including sponsoring, distributing, and advising open-end mutual funds, and underwriting and dealing in debt, and to a limited extent, equity securities, subject to local country laws.

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

        Numerous other federal and state laws also affect the Company's earnings and activities, including federal and state consumer protection laws. Legislation may be enacted or regulation imposed in the U.S. or its political subdivisions, or in any other jurisdiction in which the Company does business, to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings. The preceding statement is a forward-looking statement within the meaning of the Private

Securities Litigation Reform Act. See "Forward-Looking Statements" on page 66.

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

        The Company and its U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks, savings associations, and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized." As of December 31, 2003, the Company's bank and thrift subsidiaries, including Citibank, were "well-capitalized." See "Management's Discussion and Analysis" and Note 20 to the Consolidated Financial Statements for capital analysis.

        A bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country, unless the bank has expressly agreed to do so in writing.

        The GLB Act included the most extensive consumer privacy provisions ever enacted by Congress. These provisions, among other things, require full disclosure of the Company's privacy policy to consumers and mandate offering the consumer the ability to "opt out" of having non-public customer information disclosed to third parties. Pursuant to these provisions, the federal banking regulators have adopted privacy regulations. In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings. The preceding statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 66. A recent amendment to the Fair Credit Reporting Act requires the Company's subsidiaries to give their customers the opportunity not to receive marketing solicitations that are based on the use of information from another subsidiary of the Company regarding the customer. This requirement, which is expected to become effective on approximately December 1, 2004, when implementing regulations become effective, largely parallels the Company's current practice under its privacy policy.

        The earnings of the Company, Citibank, and their subsidiaries and affiliates are affected by general economic conditions and the conduct of monetary and fiscal policy by the U.S. government and by governments in other countries in which they do business.

        Legislation is from time to time introduced in Congress or in the States that may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine whether any such proposed legislation will be enacted and, if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of the Company or its subsidiaries.

Insurance—State Regulation

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

        The Company's U.S. registered broker/dealer subsidiaries are subject to the Securities and Exchange Commission's (the SEC) net capital rule, Rule 15c3-1 (the Net Capital Rule), promulgated under the Exchange Act. The Net Capital Rule requires the maintenance of minimum net capital, as defined. The Net Capital Rule also limits the ability of broker/dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict CGMHI's ability to withdraw capital from its broker/dealer subsidiaries, which in turn could limit CGMHI's ability to pay dividends and make payments on its debt. See Notes 13 and 20 to the Consolidated Financial Statements. Certain of the Company's broker/dealer subsidiaries are also subject to regulation in the countries outside of the U.S. in which they do business. Such regulations may include requirements to maintain specified levels of net capital or its equivalent.

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

Properties

        The Company's executive offices are located at 399 Park Avenue, New York, New York. 399 Park Avenue is a 39-story building which is partially leased by the Company and certain of its subsidiaries, including the principal offices of Citicorp and Citibank. The Company and certain of its subsidiaries occupy office space in Citigroup Center (153 E. 53rd St., New York, NY) under a long-term lease. Citibank owns a building in Long Island City, New York and leases a building under a long-term lease located at 111 Wall Street in New York City, which are totally occupied by the Company and certain of its subsidiaries.

        The principal offices of TIC and TLAC are located in Hartford, Connecticut. The majority of such office space in Hartford is leased from third parties.

        Additionally, the Company's life insurance subsidiaries lease certain other non-material office space throughout the United States.

        CGMHI owns two buildings located at 388 and 390 Greenwich Street in New York City. The principal offices of CGMHI are located at 388 Greenwich Street, New York, New York.

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

        Banamex maintains its principal offices in Mexico City in facilities which are, in part, owned and, in part, leased by it. Banamex has office and branch sites throughout Mexico. The majority of these sites are owned.

        Other offices and certain warehouse space are owned, none of which is material to the Company's financial condition or operations.

        The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 28 to the Consolidated Financial Statements.

Legal Proceedings

Settlement of Certain Legal and Regulatory Matters

        On April 28, 2003, Citigroup Global Markets Inc. (CGMI) (formerly known as Salomon Smith Barney Inc.) announced final agreements with the SEC, the National Association of Securities Dealers (NASD), the New York Stock Exchange (NYSE) and the New York Attorney General to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the Research Settlement). To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against CGMI and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with CGMI in connection with the Research Settlement. In May 2003, the NYSE advised CGMI that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, CGMI has entered into separate settlement agreements with 48 states and various U.S. territories and is in settlement negotiations with the remaining 2 states.

Enron Corp.

        In April 2002, Citigroup was named as a defendant along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citigroup's motion to dismiss the complaint was denied in December 2002, and Citigroup filed an answer in January 2003. In May 2003, plaintiffs filed an amended consolidated class action complaint, and Citigroup filed a motion to dismiss in June 2003. Plaintiffs filed a motion for class certification in May 2003. This action is stayed, except with respect to certain discovery, until after the Court's decision on class certification.

        Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) actions brought by a number of pension and benefit plans, investment funds, mutual funds, and other individual and institutional investors in connection with the purchase of Enron equity and debt securities, alleging violations of various state and federal securities laws, state unfair competition statutes, common law fraud, misrepresentation, unjust enrichment, breach of fiduciary duty, conspiracy, and other violations of state law; (ii) an action by banks that participated in two Enron revolving credit facilities, originally alleging fraud, gross negligence, breach of implied duties, aiding and abetting and civil conspiracy in connection with defendants' administration of a credit facility with Enron; the Court granted Citigroup's motion to dismiss with respect to all claims except for certain claims of aiding and abetting and civil conspiracy; (iii) an action brought by several funds in connection with secondary market purchases of Enron debt securities, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended; (v) a putative class action brought by clients of CGMI in connection with research reports concerning Enron, alleging breach of contract; (vi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, as amended, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; (vii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (viii) an action brought by purchasers in the secondary market of Enron bank debt, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty; (ix) an action brought by an investment company, alleging that Enron fraudulently induced it to enter into a commodity sales contract; (x) five adversary proceedings filed by Enron in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, certain of its affiliates and other entities, and to disallow or to subordinate claims that Citigroup and other entities have filed against Enron; (xi) third-party actions brought by former Enron officers and directors, alleging violation of state securities and other laws and a right to contribution from Citigroup, in connection with claims under state securities and common law brought against the officers and directors and others; and (xii) a purported class action brought on behalf of Connecticut municipalities, alleging violation of state statutes, conspiracy to commit fraud, aiding and abetting a breach of fiduciary duty and unjust enrichment. Several of these cases have been consolidated or coordinated with the NEWBY action and stayed pending the Court's decision on the pending motions of certain defendants to dismiss NEWBY.

Dynegy Inc.

        On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas (IN RE: DYNEGY INC. SECURITIES LITIGATION) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and CGMI as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants.

WorldCom, Inc.

        Citigroup, CGMI and certain executive officers and current and former employees have been named as defendants—along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors—in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002. The class action complaint asserts claims against CGMI under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. On May 19, 2003, the Court denied CGMI's motion to dismiss the consolidated class action complaint. On October 24, 2003, the Court granted the plaintiffs' motion for class certification. On December 31, 2003, the United States Court of Appeals for the Second Circuit granted CGMI's petition seeking leave for an interlocutory appeal of the class certification order. The District Court has scheduled trial to begin in January 2005.

        Although, pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy individual actions with the class action for pretrial proceedings, motions to remand are pending. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGMI's research reports concerning WorldCom and/or CGMI's role as an underwriter in WorldCom offerings.

        Numerous other actions asserting claims against CGMI in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

Global Crossing

        On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (IN RE: GLOBAL CROSSING, LTD. SECURITIES LITIGATION) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which names as defendants, among others, Citigroup, CGMI and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research. In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country.

Adelphia Communications Corporation

        On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGMI, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia.

        In addition, CGMI is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York.

Mutual Funds

        In 2003, several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. The Company has received subpoenas and other requests for information from various government regulators regarding market timing, fees, sales practices and other mutual fund issues in connection with various investigations, including an investigation by the Securities and Exchange Commission and a United States Attorney into the arrangements under which we became the transfer agent for many of the mutual funds in the Smith Barney fund complex. We are cooperating fully with all such reviews.

Research

        Since May 2002, Citigroup, CGMI and certain executive officers and current and former employees have been named as defendants in numerous putative class action complaints and arbitration demands by purchasers of various securities, alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including AT&T Corp., Winstar Communications, Inc., Rhythm NetConnections, Inc., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., and Williams Communications Group Inc. Almost all of these putative class actions are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On January 30, 2004, plaintiffs in the Rhythm NetConnections, Inc. action voluntarily dismissed their complaint with prejudice.

Other

        In April 2002, consolidated amended complaints were filed against CGMI and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss. Also filed in the Southern District of New York against CGMI and other investment banks were several putative class actions that were consolidated into a single class action, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the Court granted CGMI's motion to dismiss the consolidated amended complaint in the antitrust case.

        Beginning in July 2002, Citigroup and certain officers were named as defendants in putative class actions filed in the United States District Court for the Southern District of New York brought on behalf of purchasers of Citigroup common stock, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and, in approximately half of the actions, claims for common law fraud. In November 2002, these actions were consolidated under the caption IN RE: CITIGROUP INC. SECURITIES LITIGATION. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint.

        Beginning in August 2002, Citigroup and certain members of its Board of Directors were named as defendants in shareholder derivative suits filed in the Court of Chancery of the State of Delaware, alleging claims for breach of fiduciary duty, negligent breach of fiduciary duty, gross mismanagement, waste of corporate assets and indemnification. In September 2002, the Delaware actions were consolidated under the caption IN RE: CITIGROUP INC. SHAREHOLDERS LITIGATION. The defendants' motion to dismiss the case was granted in May 2003. In November 2003, the Delaware Supreme Court affirmed the dismissal of the suit. In a related case (FINK V. WEILL, ET AL.), the members of the Citigroup Board of Directors were named as defendants in a derivative action brought by an individual Citigroup shareholder in the United States District Court for the Southern District of New York.

        Beginning in April 2003, two putative class actions on behalf of participants in, and beneficiaries of, the Citigroup 401(k) plan were filed in the Southern District of New York. On August 27, the two cases were consolidated under the caption IN RE: CITIGROUP ERISA LITIGATION.

        Additional lawsuits containing similar claims to those described above may be filed in the future.

Security Ownership of Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of out- standing options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	362,702,784	(1)	$36.92	(2)	417,636,100	(3)
Equity compensation plans not approved by security holders	17,311,338	(4)	44.15	(5)	13,019,300	(6)

Total	380,014,122		$37.20		430,655,400

(1)
Includes 21.24 million shares issuable upon the vesting of deferred stock awards. Does not include an aggregate of 12.14 million shares subject to outstanding options under plans assumed by the Company in connection with mergers and acquisitions. The Company has not made any awards under these plans, and they are not considered as a source of shares for future awards by the Company. The weighted-average exercise price of such options is $37.93 per share. Some of the assumed options also entitle the holders to receive an aggregate of up to 411,999 Litigation Tracking Warrants (LTWs). The LTWs were issued in 1998 to holders of the outstanding common stock of Golden State Bancorp Inc. (GSB), and were assumed by Citigroup upon the acquisition of GSB in 2002. The LTWs, which are listed on the NASDAQ National Market under the trading symbol GSBNZ, could become exercisable for shares of Citigroup common stock and cash upon the occurrence of certain events. The number of shares for which each LTW may become exercisable, if any, will depend on factors existing at such time, including the number of LTWs that remain outstanding.

(2)
As described in footnote 1 above, does not include 12.14 million shares subject to outstanding options under certain plans assumed by the Company in connection with mergers and acquisitions, and 21.24 million shares subject to deferred stock awards.

(3)
Includes 314.73 million shares available for issuance under the Citicorp 1997 Stock Incentive Plan (1997 Plan). The 1997 Plan, which expires in 2007, provides that the number of authorized shares shall be increased each January 1 by 1.5% of the Company's shares outstanding (including treasury shares) at the prior December 31st, plus any shares subject to awards which were forfeited, canceled or settled without issuance. The 1997 Plan was approved by shareholders of Citicorp on April 9, 1997, and assumed by Citigroup pursuant to the merger of Citicorp and Travelers Group Inc., which was approved by shareholders of both companies on July 22, 1998. Does not include shares that were available for issuance under plans approved by shareholders of acquired companies but under which the Company does not make any awards. Of the number of shares available for future issuance, 354.66 million of such shares are available under plans that provide for awards of restricted stock, in addition to (or in lieu of) options, warrants and rights.

(4)
Includes 3.51 million shares issuable upon the vesting of deferred stock awards. Does not include 310,609 shares subject to outstanding options under a plan assumed by the Company in a merger. The Company has not made any awards under this plan, and it is not considered as a source of shares for future awards by the Company. The weighted-average exercise price of such options is $45.37 per share.

(5)
As described in footnote 4 above, does not include 310,609 shares subject to outstanding options under a plan assumed by the Company in a merger, and 3.51 million shares subject to deferred stock awards.

(6)
Does not include plans of acquired companies under which the Company does not make any awards. Of the number of shares available for future issuance, 12.90 million of such shares are available under the EIP, which provides for awards of restricted stock, in addition to (or in lieu of) options, warrants and rights, and 119,500 shares are available under plans that provide for awards of restricted stock only.

        Most of the equity awards made by the Company are granted under four shareholder approved plans—the Citigroup 1999 Stock Incentive Plan; the Travelers Group Capital Accumulation Plan; the 1997 Citicorp Stock Incentive Plan; and the Citigroup 2000 Employee Stock Purchase Plan. A small percentage of equity awards are granted under several non-shareholder approved plans, primarily the Citigroup Employee Incentive Plan (EIP). Generally, the awards are made to employees who participate in the Company's stock option, stock award or stock purchase programs.

        All of the plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors (the Committee), which is comprised entirely of non-employee independent directors. Persons eligible to participate in the Company's equity plans are selected by management from time to time and approved by the Committee.

        The following disclosure is provided with respect to the EIP and other plans that have not been submitted to shareholders for approval. Additional information regarding the Company's equity compensation programs can be found in Note 23 to the Company's Financial Statements.

Non-Shareholder Approved Plans

        The EIP, originally adopted by the Board of Directors in 1991, was amended by the Board of Directors on April 17, 2001. Under the EIP, the Company may award stock options, stock appreciation rights and other forms of stock awards, including restricted stock, deferred stock, and stock units. Executive officers of the Company are not eligible to receive awards under the EIP or other non-shareholder approved plans. EIP awards are generally restricted or deferred stock awards, or stock options. The awards are made to new hires and to participants in the Company's Capital Accumulation Program (CAP) who are not executive officers of the Company. CAP is an incentive and retention award program pursuant to which a specified portion of a participant's incentive compensation (or commissions) is delivered in the form of a restricted or deferred stock award, or in some cases, restricted or deferred stock and stock options. Vesting periods for EIP restricted and deferred stock awards, including awards pursuant to CAP, are generally from three to five years and the awards are subject to cancellation if a participant voluntarily leaves the Company. Stock options awarded under the EIP, including CAP options, are non-qualified stock options. Options granted prior to January 1, 2003 have ten-year terms and vest at a rate of 20% per year, with the first vesting date generally occurring twelve to eighteen months following the grant date. Options granted after January 1, 2003 have six-year terms and vest at a rate of one-third per year, with the first vesting date generally occurring twelve to eighteen months following the grant date. Generally, the options are cancelled if an employee leaves the Company, except if for retirement, disability or death, in which case the options may be exercisable for a limited time.

        Additionally, since December 2001, deferred stock awards that used to be made under certain deferred compensation plans administered by CGMHI are now made under the EIP. These plans provide for deferred stock awards to employees who meet certain specified performance targets. Generally, the awards vest in five years. Awards are cancelled if an employee voluntarily leaves the Company prior to vesting. Since December 2001, all equity awards under these deferred compensation plans have been granted under the EIP. Deferred stock awards granted under the Salomon Smith Barney Inc. Branch Managers Asset Deferred Bonus Plan, the Salomon Smith Barney Inc. Asset Gathering Bonus Plan, the Salomon Smith Barney Inc. Directors' Council Milestone Bonus Plan and the Salomon Smith Barney Inc. Stock Bonus Plan for FC Associates prior to December 2001 remain outstanding.

        The Travelers Group Capital Accumulation Plan for PFS Representatives (the PFS Plan), the Travelers Property Casualty Corp. Agency Capital Accumulation Plan for Citigroup Stock (the TPC Plan), the Travelers Life and Annuity Agency Capital Accumulation Plan, and the Travelers Life and Annuity (Producers Group) Agency Stock Incentive Program (the TLA Program) were adopted by the Company at various times. These plans provide for CAP awards and other restricted stock awards to agents of certain subsidiaries or affiliates of the Company. The TPC Plan was terminated with respect to new awards upon the spin-off of Travelers Property Casualty Corp. in August 2002. The TLA Program was terminated with respect to new awards following a one-time award in 2001. Beginning in July 2002, awards pursuant to the PFS Plan are being made under the EIP.

        The Travelers Group Stock Option Plan for PFS Representatives was adopted in 1991. The plan provided for non-qualified stock option grants to certain exclusive insurance agents. The plan is terminated with respect to new awards, and all options that remain outstanding under the plan will expire by no later than January 2005.

        In connection with the acquisition of Associates in 2001, the Company assumed options granted to former Associates directors pursuant to the Associates First Capital Corporation Deferred Compensation Plan for Non-Employee Directors. Upon the acquisition, the options vested and were converted to options to purchase Citigroup common stock, and the plan was terminated. All options that remain outstanding under the plan will expire by no later than January 2010.

        The Citigroup 2000 International Stock Purchase Plan (the International Plan) was adopted in 2000 to allow employees outside the United States to participate in the Company's stock purchase programs. The terms of the International Plan are identical to the terms of the shareholder-approved Citigroup 2000 Stock Purchase Plan (the U.S. Plan), except that it is not intended to be qualified under Section 423 of the Internal Revenue Code. The number of shares available for issuance under both plans may not exceed the number authorized for issuance under the U.S. Plan.

Executive Officers

The following information with respect to each executive officer of Citigroup is set forth below as of March 1, 2004: name, age, and the position held with Citigroup.

Name	Age	Position and office held
Sir Winfried F.W. Bischoff	62	Chairman, Citigroup Europe
David C. Bushnell	49	Senior Risk Officer
Michael A. Carpenter	56	Chairman & CEO, Citigroup Global Investments
Robert Druskin	56	CEO & President, Global Corporate and Investment Banking Group
Stanley Fischer	60	Vice Chairman; President, Citigroup International
William P. Hannon	55	Controller and Chief Accounting Officer
Michael S. Helfer	58	General Counsel and Corporate Secretary
Thomas W. Jones	54	Chairman & CEO, Global Investment Management Group; Chairman & CEO, Citigroup Asset Management
Sallie Krawcheck	39	Chairman & CEO, Smith Barney
Marjorie Magner	54	Chairman & CEO, Global Consumer Group
Sir Deryck C. Maughan	56	Vice Chairman; Chairman & CEO, Citigroup International
Victor J. Menezes	54	Senior Vice Chairman
Charles Prince	54	Chief Executive Officer
William R. Rhodes	68	Senior Vice Chairman; Chairman, Citicorp/Citibank, N.A.
Robert E. Rubin	65	Chairman of the Executive Committee; Member, Office of the Chairman
Todd S. Thomson	43	Chief Financial Officer; Executive Vice President, Finance, Operations & Strategy
Sanford I. Weill	70	Chairman
Robert B. Willumstad	58	President & Chief Operating Officer

        Except as described below, each executive officer has been employed in such position or in other executive or management positions within the Company for at least five years.

        Sir Winfried Bischoff joined Citigroup in April 2000 upon the merger of J. Henry Schroder & Co. Ltd. with Salomon Smith Barney Holdings Inc. and, from 1995 until that time, he was Chairman of Schroders Plc, the holding company of J. Henry Schroder & Co. Ltd. Mr. Fischer joined Citigroup in 2002 and, prior to that time, was the First Deputy Managing Director of the International Monetary Fund. Mr. Helfer joined Citigroup in February 2003 and, prior to that time, was President of Nationwide Strategic Investments and Chief Strategic Officer of Nationwide Mutual Insurance Company from 2000 to 2003. Previously, Mr. Helfer was a partner and head of the financial institutions practice group at Wilmer, Cutler and Pickering. Ms. Krawcheck joined Citigroup in 2002 and, prior to that time, was Chairman and Chief Executive Officer of Sanford C. Bernstein and an Executive Vice President of Bernstein's parent company, Alliance Capital Management, L.P. from 2001. Prior to that time, Ms. Krawcheck was the Director of Research at Bernstein. Mr. Rubin joined Citigroup in October 1999 and, prior to that time, served as Secretary of the Treasury of the United States from 1995 to 1999.

10-K CROSS-REFERENCE INDEX

This Annual Report on Form 10-K incorporates the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2003 results.

Form 10-K
Item Number		Page
Part I
1.	Business	2-4, 6-65, 122-129
2.	Properties	124
3.	Legal Proceedings	125-127
4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Part II
5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	58, 117, 127-128, 130-132
6.	Selected Financial Data	5
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6-65
7A.	Quantitative and Qualitative Disclosures about Market Risk	38-53, 85-95, 110-115
8.	Financial Statements and Supplementary Data	70-121
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable
9A.	Controls and Procedures	66

Part III
10.	Directors and Executive Officers of the Registrant	129, 131, 134*
11.	Executive Compensation	**
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	127-128***
13.	Certain Relationships and Related Transactions	****
14.	Principal Accountant Fees and Services	*****

Part IV
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	130-131

*
For additional information regarding Citigroup Directors, see the material under the captions "Corporate Governance," "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting" in the definitive Proxy Statement for Citigroup's Annual Meeting of Stockholders to be held on April 20, 2004, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.

**
See the material under the captions "How We Have Done," "Report of the Personnel and Compensation Committee on Executive Compensation" and "Executive Compensation" in the Proxy Statement, incorporated herein by reference.

***
See the material under the captions "About the Annual Meeting" and "Stock Ownership" in the Proxy Statement, incorporated herein by reference.

****
See the material under the captions "Proposal 1: Election of Directors" and "Executive Compensation" in the Proxy Statement, incorporated herein by reference.

*****
See the material under the caption "Proposal 2: Ratification of Selection of Auditors" in the Proxy Statement, incorporated herein by reference.

None of the foregoing incorporation by reference shall include the information referred to in Item 402(a)(8) of Regulation S-K.

CORPORATE INFORMATION

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

  •
  Citigroup's Restated Certificate of Incorporation, as amended,

  •
  Citigroup's By-Laws,

  •
  Instruments Defining the Rights of Security Holders, including Indentures,

  •
  Material Contracts, including certain compensatory plans available only to officers and/or directors,

  •
  Statements re: Computation of Ratios,

  •
  Code of Ethics for Financial Professionals,

  •
  Subsidiaries of the Registrant,

  •
  Consents of Experts,

  •
  Powers of Attorney of Directors Armstrong, Belda, David, Derr, Deutch, Hernandez Ramirez, Jordan, Mecum, Parsons, Pearson, Rubin, Thomas, Weill, Willumstad, and Zankel,

  •
  CEO and CFO certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

        A more detailed exhibit index has been filed with the SEC. Stockholders may obtain copies of that index, or any of the documents on that index, by writing to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd floor, New York, New York 10043, or on the Internet at http://www.sec.gov.

Financial Statements filed for Citigroup Inc. and Subsidiaries:

  •
  Consolidated Statement of Income

  •
  Consolidated Balance Sheet

  •
  Consolidated Statement of Changes in Stockholders' Equity

  •
  Consolidated Statement of Cash Flows

        On October 30, 2003, an employee of a subsidiary of the Company exercised the right to convert a $4,575,406 note issued by CGMHI and guaranteed by the Company into 1,190,086 shares of common stock of the Company, based on a conversion price of $3.8446 per share. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(a)(9) thereof. No underwriters were used in this transaction.

        On October 2, 2003, the Company filed a Current Report on Form 8-K, dated October 2, 2003, (a) reporting under Item 5 thereof that Citigroup announced the purchase of certain of its shares and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated October 2, 2003.

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

        On November 4, 2003, the Company filed a Current Report on Form 8-K, dated November 3, 2003, (a) reporting under Item 5 thereof that Citigroup announced the completion of the acquisition of the Sears Credit Card and Financial Products business and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated November 3, 2003.

        On November 4, 2003, the Company filed a Current Report on Form 8-K, dated November 4, 2003, (a) announcing under Item 9 thereof that the Company would hold an investor presentation and (b) furnishing as an exhibit under Item 7 thereof selected financial information to be presented in connection with the investor presentation.

        On November 10, 2003, the Company filed a Current Report on Form 8-K, dated November 10, 2003, (a) announcing under Item 9 thereof that the Company would hold an investor presentation to review the Company's acquisition of the Sears Credit Card and Financial Products business, and (b) furnishing as an exhibit under Item 7 thereof selected financial information to be presented in connection with the investor presentation.

        On November 14, 2003, the Company filed a Current Report on Form 8-K, dated October 31, 2003, filing as exhibits under Item 7 thereof the Terms Agreement, dated October 31, 2003, the Form of DTC Global Note, the Form of International Global Note, and the Agency Agreement, dated November 12, 2003, relating to the offer and sale of the Company's 4.75% Notes due November 12, 2013.

        On November 26, 2003, the Company filed a Current Report on Form 8-K, dated November 25, 2003, (a) announcing under Item 9 thereof that Citigroup Asset Management had released a memo to its senior management team, and (b) furnishing as an exhibit under Item 7 thereof such memo.

        No other reports on Form 8-K were filed during the fourth quarter of 2003; however:

        On January 12, 2004, the Company filed a Current Report on Form 8-K, dated January 6, 2004, filing as exhibits under Item 7 thereof the Terms Agreement, dated January 6, 2004, and the Form of Note relating to the offer and sale of the Company's Floating Rate Notes due January 12, 2007.

        On January 15, 2004, the Company filed a Current Report on Form 8-K, dated January 15, 2004, filing as an exhibit under Item 7 thereof the Distribution Agreement, dated January 15, 2004, relating to the offer and sale of the Company's Medium-Term Senior Notes, Series G, Due Nine Months or More from Date of Issue, and Medium-Term Subordinated Notes, Series G, Due Nine Months or More from Date of Issue.

        On January 20, 2004, the Company filed a Current Report on Form 8-K, dated January 20, 2004, (a) furnishing under Item 12 thereof the results of its operations for the quarter ended December 31, 2003 and (b) filing as exhibits under Item 7 thereof (i) the related press release and (ii) the Citigroup Inc. Quarterly Financial Data Supplement for the quarter ended December 31, 2003.

        On February 9, 2004, the Company filed a Current Report on Form 8-K, dated February 2, 2004, filing as exhibits under Item 7 thereof the Terms Agreement, dated February 2, 2004, and the Form of Note relating to the offer and sale of the Company's 3.625% Notes due February 9, 2009.

        On February 10, 2004, the Company filed a Current Report on Form 8-K, dated January 30, 2004, filing as exhibits under Item 7 thereof the Terms Agreement, dated January 30, 2004, the Form of DTC Global Note, the Form of International Global Note, and the Agency Agreement, dated February 10, 2004, relating to the offer and sale of the Company's 4.75% Fixed Rate/Floating Rate Subordinated Notes due February 10, 2019.

United States Securities and Exchange Commission
Washington, DC 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2003
Commission File Number 1-9924

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

Annual Meeting

        The annual meeting will be held at 9:00 a.m. on April 20, 2004, at Carnegie Hall, 154 West 57th Street, New York, NY.

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
  Telephone No. 816 843 4281
  Toll-free No. 888 250 3985
  Facsimile No. 201 324 3284
  E-mail address: Citibank@shareholders-online.com

Exchange Agent

        Holders of Golden State Bancorp, Associates First Capital Corporation, Citicorp or Salomon Inc common stock, Citigroup Inc. Preferred Stock Series J, K, Q, R, S, T, or U, Salomon Inc Preferred Stock Series E or D, or Travelers Group Preferred Stock Series A or D should arrange to exchange their certificates by contacting:

  Citibank Stockholder Services
  P. O. Box 43035
  Providence, RI 02940-3035
  Telephone No. 816 843 4281
  Toll-free No. 888 250 3985
  Facsimile No. 201 324 3284
  E-mail address: Citibank@shareholders-online.com

        The 2003 Forms 10-K filed with the Securities and Exchange Commission for the Company and certain subsidiaries, as well as annual and quarterly reports, are available from Citigroup Document Services toll free at 877 936 2737 (outside the United States at 718 765 6514), by e-mailing a request to docserve@citigroup.com, or by writing to:

  Citigroup Document Services
  140 58th Street, Suite 7i
  Brooklyn, NY 11220

        Copies of this annual report and other Citigroup financial reports can be viewed or retrieved through the Company's website at http://www.citigroup.com by clicking on the "Investor Relations" page and selecting "SEC Filings" or through the SEC's website at http://www.sec.gov.

Corporate Governance Materials

        The following materials, which have been adopted by the Company, are available free of charge on the Company's website at http://www.citigroup.com under the "Corporate Governance" page or by writing to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd floor, New York, New York 10043: the Company's (i) corporate governance guidelines, (ii) code of conduct, (iii) code of ethics for financial professionals, and (iv) charters of (a) the audit and risk management committee, (b) the personnel and compensation committee, (c) the public affairs committee, and (d) the nomination and governance committee. The code of ethics for financial professionals applies to the Company's principal executive officer, principal financial officer and principal accounting officer. Amendments and waivers, if any, to the code of ethics for financial professionals will be disclosed on the Company's website.

Securities Registered Pursuant to Section 12(b) and (g) of the Act

        A list of Citigroup securities registered pursuant to Section 12(b) and (g) of the Securities Exchange Act of 1934 is filed as an exhibit herewith and is available from Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd floor, New York, New York 10043 or on the Internet at http://www.sec.gov.

        As of February 2, 2004, Citigroup had 5,165,780,530 shares of common stock outstanding.

        As of February 2, 2004, Citigroup had approximately 211,100 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

        Citigroup (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein nor in Citigroup's 2004 Proxy Statement incorporated by reference in Part III of this Form 10-K.

        Citigroup is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).

        The aggregate market value of Citigroup common stock held by non-affiliates of Citigroup on February 2, 2004 was approximately $254.3 billion.

        Certain information has been incorporated by reference as described herein into Part III of this annual report from Citigroup's 2004 Proxy Statement.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2004.

Citigroup Inc. (Registrant)
/s/ TODD S. THOMSON Todd S. Thomson Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March, 2004.

Citigroup's Principal Executive Officer and a Director:
/s/ CHARLES PRINCE Charles Prince

Citigroup's Principal Financial Officer:
/s/ TODD S. THOMSON Todd S. Thomson

Citigroup's Principal Accounting Officer:
/s/ WILLIAM P. HANNON William P. Hannon

        The Directors of Citigroup listed below executed a power of attorney appointing Todd S. Thomson their attorney-in-fact, empowering him to sign this report on their behalf.

C. Michael Armstrong	Dudley C. Mecum
Alain J.P. Belda	Richard D. Parsons
George David	Andrall E. Pearson
Kenneth T. Derr	Robert E. Rubin
John M. Deutch	Franklin A. Thomas
Roberto Hernández Ramirez	Sanford I. Weill
Ann Dibble Jordan	Robert B. Willumstad
Arthur Zankel

/s/ TODD S. THOMSON Todd S. Thomson

CITIGROUP BOARD OF DIRECTORS

C. Michael Armstrong Chairman Comcast Corporation	Roberto Hernández Ramirez Chairman Banco Nacional de Mexico	Charles Prince Chief Executive Officer Citigroup Inc.	Arthur Zankel Senior Managing Partner High Rise Capital Management, L.P.
Alain J.P. Belda Chairman and Chief Executive Officer Alcoa Inc.	Ann Dibble Jordan Consultant	Robert E. Rubin Chairman, Executive Committee; Member, Office of the Chairman Citigroup Inc.	HONORARY DIRECTOR The Honorable Gerald R. Ford Former President of the United States
George David Chairman and Chief Executive Officer United Technologies Corporation	Dudley C. Mecum Managing Director Capricorn Holdings, LLC	Franklin A. Thomas Consultant TFF Study Group
Kenneth T. Derr Chairman, Retired ChevronTexaco Corporation	Richard D. Parsons Chairman and Chief Executive Officer Time Warner Inc.	Sanford I. Weill Chairman Citigroup Inc.
John M. Deutch Institute Professor Massachusetts Institute of Technology	Andrall E. Pearson Founding Chairman YUM! Brands, Inc.	Robert B. Willumstad President and Chief Operating Officer Citigroup Inc.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.01.1
Restated Certificate of Incorporation of Citigroup Inc. (the"Company"), incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-3 filed December 15, 1998 (No. 333-68949).
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
3.02
By-Laws of the Company, as amended, effective September 16, 2003, incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003 (File No. 1-9924) (the "Company's September 30, 2003 10-Q").
10.01.1*	Amended and Restated Employment Agreement, dated as of November 16, 2001, between the Company and Sanford I. Weill, incorporated by reference to Exhibit 10.01 to the Company's 2001 10-K.
10.01.2*+	Letter Agreement, dated as of September 16, 2003, between the Company and Sanford I. Weill.
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
10.05.1*	Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (as of December 31, 2001), incorporated by reference to Exhibit 10.05 to the Company's 2001 10-K.
10.05.2*
Amendment to the Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (as of September 17, 2002), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File No. 1-9924).
10.05.3*+	Second Amendment to the Citigroup Inc. Amended and Restated Compensation Plan for Non-employee Directors (as of December 16, 2003).
10.06.1*	Supplemental Retirement Plan of the Company, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-9924).
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
10.13
Citigroup Employee Incentive Plan, amended and restated as of April 17, 2001, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-9924) (the "Company's 2002 10-K").
10.14	Citigroup 2000 Stock Purchase Plan (effective May 1, 2000), amended and restated as of February 28, 2003, incorporated by reference to Exhibit 10.14 to the Company's 2002 10-K.

10.15.1*	Citicorp 1988 Stock Incentive Plan, incorporated by reference to Exhibit 4 to Citicorp's Registration Statement on Form S-8 filed April 25, 1988 (No. 2-47648).
10.15.2*	Amendment to the Citicorp 1988 Stock Incentive Plan, incorporated by reference to Exhibit 10.16.2 to the Company's 1999 10-K.
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
10.23.3*	Amendment to the 2002 Letter Agreement, dated as of February 10, 2003, between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.23.3 to the Company's 2002 10-K.
10.24*	Citigroup 1999 Stock Incentive Plan (effective April 30, 1999), incorporated by reference to Annex A to the Company's Proxy Statement dated March 8, 1999 (File No. 1-9924).
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
10.27.1*	Letter Agreement, dated October 7, 2002, between the Company and Michael T. Masin, incorporated by reference to Exhibit 10.27 to the Company's 2002 10-K.
10.27.2*	Letter Agreement, dated July 31, 2003, between the Company and Michael T. Masin, incorporated by reference to Exhibit 10.01 to the Company's September 30, 2003 10-Q.
10.28*	Letter Agreement, dated October 30, 2002, between the Company and Sallie Krawcheck, incorporated by reference to Exhibit 10.28 to the Company's 2002 10-K.
10.29*	Letter Agreement, dated February 3, 2003, between the Company and Michael S. Helfer, incorporated by reference to Exhibit 10.29 to the Company's 2002 10-K.
10.30
Lease, dated as of September 25, 2002, between BP 399 Park Avenue LLC (as Landlord) and Citigroup Inc. (as Tenant), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 1-9924).
10.31*+	Primerica Retirement Benefit Equalization Plan.
12.01+	Calculation of Ratio of Income to Fixed Charges.
12.02+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.
14.01	Code of Ethics, incorporated by reference to Exhibit 14.01 to the Company's 2002 10-K.
21.01+	Subsidiaries of the Company.
23.01+	Consent of KPMG LLP, Independent Auditors.
24.01+	Powers of Attorney.
31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.

        The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

        Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2003 Annual Report on Form 10-K) to security holders who make written request therefor to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043.

*
Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

+
Filed herewith.

QuickLinks

Histogram of Daily Trading-Related Revenue— Twelve Months Ended December 31, 2003
REPORT OF MANAGEMENT
EXHIBIT INDEX