Form 10-Q
period 2004-03-31
CITIGROUP INC
filed 2004-05-05
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

Common stock outstanding as of March 31, 2004: 5,171,483,698

Available on the Web at www.citigroup.com

Citigroup Inc.

TABLE OF CONTENTS

		Page No.
Part I—Financial Information
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)—Three Months Ended March 31, 2004 and 2003	59
	Consolidated Balance Sheet—March 31, 2004 (Unaudited) and December 31, 2003	60
	Consolidated Statement of Changes in Stockholders' Equity (Unaudited)—Three Months Ended March 31, 2004 and 2003	61
	Consolidated Statement of Cash Flows (Unaudited)—Three Months Ended March 31, 2004 and 2003	62
	Notes to Consolidated Financial Statements (Unaudited)	63
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5-56
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40-42 70
Item 4.	Controls and Procedures	57
Part II-Other Information
Item 1.	Legal Proceedings	80
Item 4.	Submission of Matters to a Vote of Security Holders	81
Item 6.	Exhibits and Reports on Form 8-K	82
Signatures		83
Exhibit Index		84

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

        The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Certain of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities. This quarterly report on Form 10-Q should be read in conjunction with Citigroup's 2003 Annual Report on Form 10-K.

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

GLOBAL CONSUMER

        Global Consumer delivers a wide array of banking, lending, insurance and investment services through a network of local branches, offices, electronic delivery systems, including ATMs, Automated Lending Machines (ALMs), the World Wide Web, and the Primerica Financial Services (Primerica) sales force. The Global Consumer businesses serve individual consumers as well as small businesses. Global Consumer includes Cards, Consumer Finance, Retail Banking and Other Consumer.

        Cards provides MasterCard, VISA and private label credit and charge cards. North America Cards includes the operations of Citi Cards, the Company's primary brand in North America, and Mexico Cards. International Cards provides credit and charge cards to customers in Europe, the Middle East and Africa (EMEA), Japan, Asia and Latin America.

        Consumer Finance provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of March 31, 2004, North America Consumer Finance maintained 2,759 offices, including 2,597 CitiFinancial offices in the U.S., Canada, and Puerto Rico, while International Consumer Finance maintained 915 offices, including 530 in Japan. Consumer Finance offers real-estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer-goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

        Retail Banking provides banking, lending, investment and insurance services to customers through retail branches, electronic delivery systems, and the Primerica sales force. In North America, Retail Banking includes the operations of Citibanking North America, Consumer Assets, CitiCapital, Primerica, and Mexico Retail Banking. Citibanking North America delivers banking, lending, investment and insurance services through 779 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet banking site on the World Wide Web. The Consumer Assets business originates and services mortgages and student loans for customers across the U.S. The CitiCapital business provides equipment leasing and financing products to small- and middle-market businesses. The business operations of Primerica involve the sale, mainly in North America, of life insurance and other products manufactured by its affiliates, including Smith Barney mutual funds, CitiFinancial mortgages and personal loans and the products of our Life Insurance and Annuities business. The Primerica sales force is composed of over 100,000 independent representatives. Mexico Retail Banking consists of the branch banking operations of Banamex, which maintained 1,357 branches. International Retail Banking consists of 868 branches and provides full-service banking and investment services in EMEA, Japan, Asia, and Latin America. The Commercial Markets Group is included in Retail Banking and consists of the operations of CitiCapital, as well as middle-market lending operations in North America and the international regions.

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

        Transaction Services is comprised of Cash Management, Trade Services and Global Securities Services (GSS). Cash Management and Trade Services provide comprehensive cash management and trade finance for corporations and financial institutions worldwide. GSS provides custody and fund services to investors such as insurance companies and pension funds, clearing services to intermediaries such as broker/dealers and depository and agency/trust services to multinational corporations and governments globally.

PRIVATE CLIENT SERVICES

        Private Client Services provides investment advice, financial planning and brokerage services to affluent individuals, small and mid-size companies, non-profits and large corporations primarily through a network of more than 12,000 Smith Barney Financial Consultants in more than 500 offices worldwide. In addition, Private Client Services provides independent client-focused research to individuals and institutions around the world.

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

        Life Insurance and Annuities comprises Travelers Life and Annuity (TLA) and International Insurance Manufacturing (IIM). TLA offers individual annuity, group annuity, individual life insurance and Corporate Owned Life Insurance (COLI) products. The individual products include fixed and variable deferred annuities, payout annuities, and term, universal, and variable life insurance. These products are primarily distributed through CitiStreet Retirement Services (CitiStreet), Smith Barney, Primerica, Citibank and affiliates, and a nationwide network of independent agents and the outside broker/dealer channel. The COLI products are variable universal life products distributed through independent specialty brokers. The group products include institutional pensions, including guaranteed investment contracts, payout annuities, group annuities sold to employer-sponsored retirement and savings plans, structured settlements and funding agreements. IIM provides annuities, credit, life, health, disability and other insurance products internationally, leveraging the existing distribution channels of the Consumer Finance, Retail Banking and Asset Management (retirement services) businesses. IIM has operations in Mexico, Asia, EMEA, Latin America and Japan. TLA and IIM include the realized investment gains/losses from sales on certain insurance-related investments.

        Private Bank provides personalized wealth management services for high-net-worth clients through 129 offices in 36 countries and territories, generating fee and interest income from investment funds management, client trading activity, trust and fiduciary services, custody services, and traditional banking and lending activities. Through its Private Bankers and Product Specialists, Private Bank leverages its extensive experience with clients' needs and its access to Citigroup to provide clients with comprehensive investment and banking services.

        Asset Management includes Citigroup Asset Management, the Citigroup Alternative Investments (CAI) institutional business, the Banamex asset management and retirement services businesses and Citigroup's other retirement services businesses in North America and Latin America. These businesses offer institutional, high-net-worth and retail clients a broad range of investment alternatives from investment centers located around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, alternative investments (including hedge funds, private equity and credit structures), variable annuities through affiliated and third-party insurance companies, and pension administration services.

PROPRIETARY INVESTMENT ACTIVITIES

        Proprietary Investment Activities is comprised of Citigroup's proprietary Private Equity investments and Other Investment Activities which includes Citigroup's proprietary investments in hedge funds and real estate investments, investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, ownership of Travelers Property Casualty Corp. shares and Citigroup's Alternative Investments business, for which the net profits on products distributed through Citigroup's Asset Management, Private Client Services and Private Bank businesses are reflected in the respective distributor's income statement through net revenues.

CORPORATE/OTHER

        Corporate/Other includes net corporate treasury results, corporate expenses, certain intersegment eliminations and taxes not allocated to the individual businesses.

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

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Summary

	Three Months Ended March 31,
In millions of dollars, except per share amounts
	2004	2003
Revenues, net of interest expense(1)	$21,488	$18,536
Operating expenses	10,642	9,552
Benefits, claims, and credit losses(1)	3,106	2,924

Income before taxes and minority interest	7,740	6,060
Income taxes	2,398	1,919
Minority interest, after-tax	69	38

Net Income	$5,273	$4,103

Earnings per share:
Basic	$1.03	$0.80
Diluted	$1.01	$0.79

Return on Average Common Equity	21.3%	19.3%
Return on Risk Capital(2)	45%
Return on Invested Capital(2)	21%
Total Assets (in billions of dollars)	$1,317.6	$1,137.4
Total Equity (in billions of dollars)	$101.9	$87.3
Tier 1 Capital Ratio	8.96%	8.67%
Total Capital Ratio	12.25%	11.57%

(1)
Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of credit card securitization activities including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses would each have been increased by $1.325 billion and $1.102 billion in the 2004 and 2003 first quarters, respectively. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. See the discussion of the Cards business on page 14.

(2)
Risk Capital is defined as the amount of capital needed to cover unexpected economic losses during extreme events. Return on Risk Capital is defined as annualized net income divided by Average Risk Capital. Return on Invested Capital is a similar calculation but includes adjustments for goodwill and intangibles in both the numerator and denominator, similar to those necessary to translate return on tangible equity to return on total equity. Return on Risk Capital and Return on Invested Capital are non-GAAP performance measures. Management believes Return on Risk Capital is useful to make incremental investment decisions and serves as a key metric for organic growth initiatives. Return on Invested Capital is used for multi-year investment decisions and as a long-term performance measure. For a further discussion on Risk Capital, see page 32.

Business Focus

        The following tables show the net income (loss) for Citigroup's businesses both on a product view and on a regional view:

Citigroup Net Income—Product View

	First Quarter
In millions of dollars
	2004	2003(1)
Global Consumer
Cards	$980	$717
Consumer Finance	567	503
Retail Banking	1,122	930
Other	(94)	(28)

Total Global Consumer	2,575	2,122

Global Corporate and Investment Bank
Capital Markets and Banking	1,477	1,203
Transaction Services	234	191
Other	(4)	7

Total Global Corporate and Investment Bank	1,707	1,401

Private Client Services	251	162

Global Investment Management
Life Insurance and Annuities	287	244
Private Bank	159	125
Asset Management	105	83

Total Global Investment Management	551	452

Proprietary Investment Activities	26	38
Corporate/Other	163	(72)

Net Income	$5,273	$4,103

(1)
Reclassified to conform to the current period's presentation.

Citigroup Net Income—Regional View

	First Quarter
In millions of dollars
	2004	2003(1)
North America (excluding Mexico)(2)
Consumer	$1,748	$1,473
Corporate	746	661
Private Client Services	251	162
Investment Management	386	356

Total North America	3,131	2,652

Mexico
Consumer	190	118
Corporate	94	107
Investment Management	54	39

Total Mexico	338	264

Europe, Middle East and Africa (EMEA)
Consumer	204	149
Corporate	264	239
Investment Management	9	(3)

Total EMEA	477	385

Japan
Consumer	142	176
Corporate	93	40
Investment Management	30	17

Total Japan	265	233

Asia (excluding Japan)
Consumer	247	186
Corporate	308	183
Investment Management	44	32

Total Asia	599	401

Latin America
Consumer	44	20
Corporate	202	171
Investment Management	28	11

Total Latin America	274	202

Proprietary Investment Activities	26	38
Corporate/Other	163	(72)

Net Income	$5,273	$4,103

(1)
Reclassified to conform to the current period's presentation.

(2)
Excludes Proprietary Investment Activities and Corporate/Other which are predominantly related to North America.

Management Summary

        Net income of $5.273 billion in the 2004 first quarter was up 29% from the 2003 first quarter. Revenues, net of interest expense, increased 16%, outpacing expense growth of 11%. Earnings in the 2004 quarter included the results of the acquisition of the Sears Credit Card and Financial Products business, The Home Depot private label card portfolios, the consumer finance business of Washington Mutual, and the sale of a portion of the Company's electronic funds services business. The Company achieved double-digit income growth in each of its nine products as well as in every one of the regions in which it operates. Growth was aided by the rapid expansion in the U.S. economy, as household incomes continue to increase and job creation revived. Trends in global growth, low inflation and low interest rates are consistent with financial conditions that remain stimulative and were favorable to the Company's business in the quarter.

        The results for the 2004 first quarter reflect the Company's focus on increasing customer volumes while maintaining expense discipline and the effects of improving credit performance. Customer volume growth in the quarter was strong with North America Retail Banking benefiting from $22 billion in mortgage originations, keeping pace with 2003 levels, while investment product sales accelerated 42%. International Retail Banking results included 18% deposit growth, and 57% growth in investment product sales, with particular strength in Asia. The International Cards business added 2 million accounts from year-ago levels. Global Corporate and Investment Bank net income increased 22% from the 2003 first quarter driven primarily by higher equities trading and underwriting revenues in Capital Markets and Banking as well as increased Transaction Services income driven by higher assets under custody and higher liability balances. Reduced credit costs, including a $150 million loan loss reserve release, in these businesses helped contribute to the increased income. Private Client Services net income was up 55% from the prior year primarily due to higher commissions and fees, reflecting improvement in the global equities markets and positive net flows. The Global Investment Management business net income was up 22% from the prior-year quarter as a result of record business volumes in Life Insurance and Annuities, higher client trading revenues in the Private Bank and increased income in Asset Management driven by a 15% increase in assets under management.

        During the 2004 first quarter, Citigroup announced its intended acquisition of KorAm Bank, the sixth-largest commercial bank in Korea with over 200 branches across Korea.

        The Company's equity capital base surpassed $100 billion, with equity capital and trust preferred securities growing to over $108 billion. During the quarter, the Company implemented a Risk Capital allocation model, which provides a more refined set of tools to make investment decisions across the businesses and geographies in which the Company operates.

        As global economies continue to strengthen around the world, interest rates are expected to rise. The Company has positioned itself to benefit modestly over the medium-term from a higher rate environment.

        Certain of the above statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 58.

Results of Operations

Income and Earnings Per Share

        Citigroup reported income of $5.273 billion or $1.01 per diluted share in the 2004 first quarter, up 29% and 28%, respectively, from $4.103 billion or $0.79 in the 2003 first quarter.

        Return on average common equity was 21.3% compared to 19.3% a year ago.

        Global Consumer net income increased $453 million or 21% compared to the 2003 first quarter, Global Corporate and Investment Bank increased $306 million or 22%, Global Investment Management grew $99 million or 22%, and Private Client Services increased $89 million or 55%, while Proprietary Investment Activities decreased $12 million or 32% from the 2003 first quarter.

        See individual segment and product discussions on pages 13 - 31 for additional discussion and analysis of the Company's results of operations.

Revenues, Net of Interest Expense

        Total revenues, net of interest expense, of $21.5 billion in the 2004 first quarter were up $3.0 billion or 16% from the 2003 first quarter. Global Consumer revenues were up $1.7 billion or 18% in the 2004 first quarter to $11.5 billion, led by a $1.3 billion or 39% increase in Cards, reflecting the results of the acquisition of the Sears and Home Depot portfolios, an increase of $331 million or 8% in Retail Banking, and a $128 million or 5% increase in Consumer Finance from the prior-year period.

        GCIB revenues of $5.5 billion in the 2004 first quarter increased $385 million or 8% from the 2003 first quarter, including a $338 million or 8% increase in Capital Markets and Banking, reflecting stronger performances in global equities. There was also an increase of $35 million or 4% in Transaction Services from the 2003 first quarter.

        Private Client Services revenues of $1.7 billion increased $396 million or 30% from the prior-year period, primarily reflecting higher fee and transaction revenue. Global Investment Management revenues of $2.3 billion in the 2004 first quarter were up $374 million or 19% from the 2003 first quarter, reflecting increases of $157 million or 14% in Life Insurance and Annuities, $113 million or 25% in Private Bank, and $104 million or 28% in Asset Management. Revenues from Proprietary Investment Activities in the 2004 first quarter increased $27 million or 18% from a year ago.

Selected Revenue Items

        Net interest revenue of $11.3 billion increased $1.7 billion or 17% from year-ago levels, reflecting the impact of a changing rate environment, business volume growth in certain markets and the impact of acquisitions.

        Total commissions, asset management and administration fees, and other fee revenues of $6.0 billion increased by $1.1 billion or 22% compared to the 2003 first quarter, primarily as a result of higher Private Client Services customer activities, assets under fee-based management and the Sears acquisition. Insurance premiums of $879 million were up $54 million or 7% compared to year-ago levels.

        Principal transactions revenues of $1.4 billion were down $252 million or 16% from a year ago. Realized gains from sales of investments were down $24 million to $138 million in the 2004 first quarter, primarily due to lower gains on the investment portfolio in 2004. Other revenue of $1.7 billion increased $426 million from the 2003 first quarter, primarily reflecting the gain on the divestiture of Citicorp's Electronic Financial Services Inc.

Operating Expenses

        Total operating expenses were $10.6 billion for the 2004 first quarter, up $1.1 billion or 11% from the comparable 2003 period. The increase primarily reflects increased costs related to acquisitions as well as spending undertaken to support customer initiatives in a number of businesses, and $270 million in expense increases related to higher options, pension and legal costs.

        Global Consumer expenses were up 17% from the 2003 first quarter, driven by acquisitions as well as increased marketing and advertising costs. Private Client Services and Global Investment Management expenses increased 23% primarily due to higher incentive compensation, legal expenses and commissions reflecting increased trading volumes, while GCIB expenses increased 2%.

Benefits, Claims, and Credit Losses

        Benefits, claims, and credit losses were $3.1 billion in the 2004 first quarter, up $182 million or 6% from the 2003 first quarter. Global Consumer provisions for benefits, claims, and credit losses of $2.5 billion were up 17% from the 2003 first quarter, reflecting the impact of acquisitions, partially offset by an improved credit environment.

        GCIB provision for credit losses of ($60) million in the 2004 first quarter decreased $176 million from the year-ago level, due to improved credit quality in the corporate loan portfolio.

        Corporate cash-basis loans at March 31, 2004 and 2003 were $2.9 billion and $4.1 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $94 million and $78 million, respectively. The decrease in corporate cash-basis loans from March 31, 2003 was related to improvements in the overall credit environment, write-offs, as well as sales of loans in the portfolio. Corporate cash-basis loans at March 31, 2004 decreased $506 million from December 31, 2003.

Income Taxes

        The Company's effective tax rate of 31.0% in the 2004 first quarter declined 70 basis points from 31.7% in the 2003 first quarter. The 2004 rate included a credit to the tax provision of $150 million as a result of the closing of certain audit cycles. The effective tax rate for full-year 2003 was 31.1%.

Regulatory Capital

        Total capital (Tier 1 and Tier 2) was $94.3 billion or 12.25% of net risk-adjusted assets, and Tier 1 capital was $69.0 billion or 8.96% of net risk-adjusted assets at March 31, 2004, compared to $90.3 billion or 12.04% and $66.9 billion or 8.91%, respectively, at December 31, 2003.

Accounting Changes and Future Application of Accounting Standards

        See Note 2 to the Consolidated Financial Statements for a discussion of Accounting Changes and the Future Application of Accounting Standards.

EVENTS IN 2004 and 2003

Acquisition of KorAm Bank

        On February 22, 2004, Citigroup and KorAm Bank announced that they, together with an investor consortium led by The Carlyle Group and JP Morgan Corsair II (the investor consortium), signed an agreement for Citigroup to acquire a controlling interest in KorAm. Based on 2003 revenues, KorAm Bank is the seventh-largest commercial bank in Korea, with 222 domestic branches and total assets of $35.9 billion.

        The terms of the transaction included the acquisition of the investor consortium's 36.6% stake in KorAm Bank and a tender offer for all of the remaining shares at a price of KRW 15,500 per share in cash.

        Under the tender offer, which expired on April 30, 2004, approximately 60.9% of the outstanding shares were tendered. When combined with the investor consortium's stake in KorAm Bank, Citigroup's overall shareholding will be approximately 97.5%, with a total purchase price of KRW 3.07 trillion ($2.6 billion). The acquisition is expected to close during the 2004 second quarter.

        The businesses of Citigroup and KorAm Bank, taken together, will create the sixth-largest commercial bank in Korea, based on 2003 revenues. Citigroup expects that the transaction will be accretive to 2004 earnings.

        Certain of the above statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 58.

Divestiture of Citicorp Electronic Financial Services Inc.

        During January 2004, the Company completed the sale of Citicorp's Electronic Financial Services Inc. (EFS), a subsidiary of Citigroup, for $390 million. EFS is a provider of government-issued benefits payments and prepaid stored value cards used by state and federal government agencies, as well as of stored value services for private institutions. The sale of EFS resulted in an after-tax gain of $180 million in the 2004 first quarter.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup acquired Washington Mutual Finance Corporation (WMF) for $1.25 billion. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition includes 427 WMF offices located in 26 states, primarily in the Southeastern and Southwestern United States. WMF has more than 2,300 employees and total assets of $3.8 billion. Citicorp has guaranteed all outstanding unsecured indebtedness of WMF in connection with this acquisition.

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

SIGNIFICANT ACCOUNTING POLICIES

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified five policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations, Argentina and Legal Reserves. The Company, in consultation with the Audit Committee, has reviewed and approved these significant accounting policies, which are further described in the Company's 2003 Annual Report on Form 10-K.

        Certain amounts in prior periods have been reclassified to conform to the current period's presentation.

GLOBAL CONSUMER

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$11,499	$9,785	18
Operating expenses	5,245	4,476	17
Provisions for benefits, claims, and credit losses	2,474	2,123	17

Income before taxes and minority interest	3,780	3,186	19
Income taxes	1,190	1,045	14
Minority interest, after-tax	15	19	(21)

Net income	$2,575	$2,122	21

Average Risk Capital(1)	$21,737
Return on Risk Capital(1)	48%
Return on Invested Capital(1)	20%

(1)
See Footnote (2) to the table on page 5.

        Global Consumer reported net income of $2.575 billion in the 2004 first quarter, up $453 million or 21% from the prior-year period, driven by double digit growth across all products. Cards net income increased $263 million or 37% in the 2004 first quarter compared to the 2003 first quarter, mainly reflecting the addition of the Sears and Home Depot portfolios and growth in Mexico, Asia, and EMEA, combined with a lower effective tax rate in International Cards. Retail Banking net income increased $192 million or 21% in the 2004 first quarter, primarily reflecting strong international growth in all regions driven by increases in wealth management products, combined with growth in mortgages and improved credit in North America. Consumer Finance net income increased $64 million or 13% from the 2003 first quarter, primarily reflecting growth in North America, including the acquisition of the WMF consumer finance business, partially offset by the impact of portfolio contraction and lower spreads in Japan.

        In January 2004, Citigroup completed the acquisition of WMF, which added $3.8 billion in average loans and 427 loan offices. In November 2003, Citigroup completed the acquisition of Sears, which added $15.4 billion of private-label card receivables, $13.2 billion of bankcard receivables and 32 million accounts. In July 2003, Citigroup completed the acquisition of the Home Depot portfolio, which added $6 billion in receivables and 12 million accounts. In July 2003, Citigroup also acquired the remaining stake in Diners Club Europe, adding 1 million accounts and $0.6 billion of receivables. These acquisitions were accounted for as purchases; therefore, their results are included in the Global Consumer results from the dates of acquisition.

Global Consumer Net Income—Regional View

	First Quarter
In millions of dollars			% Change
	2004	2003
North America (excluding Mexico)	$1,748	$1,473	19
Mexico	190	118	61
EMEA	204	149	37
Japan	142	176	(19)
Asia (excluding Japan)	247	186	33
Latin America	44	20	NM

Total Net Income	$2,575	$2,122	21

NM
Not meaningful

        The increase in Global Consumer net income in the 2004 first quarter reflected growth in all regions except Japan. North America (excluding Mexico) net income grew by 19% in the 2004 first quarter, reflecting the impact of acquisitions and improved credit. Net income in Mexico grew 61%, driven by the impact of loan growth, and improved deposit volumes, banking fees, and funding costs. Net income in EMEA increased $55 million or 37%, primarily due to higher lending and investment product sales in Retail Banking, and higher loans in Cards and Consumer Finance. Growth in Asia of $61 million or 33% was mainly due to higher investment product sales in Retail Banking, combined with improved credit in Cards. Income in Japan declined $34 million or 19% in the 2004 first quarter, reflecting the impact of portfolio contraction and lower spreads in Consumer Finance. The increase in Latin America in the 2004 first quarter was mainly due to improvement in Argentina, Brazil and Chile in Retail Banking, and lower expenses in Cards.

Cards

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$4,598	$3,306	39
Operating expenses	1,938	1,446	34
Provision for credit losses	1,228	774	59

Income before taxes and minority interest	1,432	1,086	32
Income taxes	451	368	23
Minority interest, after-tax	1	1	—

Net income	$980	$717	37

Average assets (in billions of dollars)	$95	$68	40
Return on assets	4.15%	4.28%

Average Risk Capital(1)	$5,513
Return on Risk Capital(1)	71%
Return on Invested Capital(1)	24%

(1)
See Footnote (2) to the table on page 5.

        Cards reported net income of $980 million in the 2004 first quarter, up $263 million or 37% from the first quarter of 2003. North America Cards reported net income of $832 million in the 2004 first quarter, up $214 million or 35% over the same period in 2003, mainly reflecting the Sears and Home Depot acquisitions and increased volumes and spreads in the U.S. and Mexico. International Cards net income of $148 million increased $49 million or 49% over the first quarter of 2003, reflecting receivables growth and improved credit combined with a lower effective tax rate.

        As shown in the following table, average managed loans grew 21% from the prior-year period, reflecting growth of 21% in North America and 25% in International Cards. In North America, the addition of the Sears and Home Depot portfolios and growth in Mexico was partially offset by a decline in introductory promotional rate balances that was driven by a change in account acquisition marketing strategies in 2003, as well as the sale of $1.7 billion of non-strategic portfolios in 2003. International Cards growth reflected increases in Asia and EMEA, and also included the benefit of strengthening currencies and the addition of Diners Club Europe.

        Total card sales were $79.1 billion, up 20% from the 2003 first quarter. North America sales were up 19% over the prior-year quarter to $67.8 billion, reflecting the impact of acquisitions and higher purchase volumes, and was partially offset by the change in account acquisition marketing strategies. International Cards sales grew 31% over the prior-year quarter to $11.3 billion reflecting broad-based growth, led by Asia, as well as the addition of Diners Club Europe and the benefit of strengthening currencies.

	First Quarter
In billions of dollars			% Change
	2004	2003
Sales
North America	$67.8	$57.1	19
International	11.3	8.6	31

Total Sales	$79.1	$65.7	20
Average managed loans
North America	$139.0	$115.2	21
International	14.5	11.6	25

Total average managed loans	153.5	126.8	21
Average securitized receivables	(75.9)	(67.7)	(12)
Average loans held-for-sale	—	(5.1)	100

Total on-balance sheet average loans	$77.6	$54.0	44

        Revenues, net of interest expense, of $4.598 billion in the 2004 first quarter increased $1.292 billion or 39% from the prior-year quarter, reflecting growth in North America of $1.152 billion or 43% and in International Cards of $140 million or 23%. Revenue growth in North America was mainly due to the impact of acquisitions, net interest margin expansion, the benefit of increased purchase volumes and increased loans in Mexico. Revenue growth in North America was partially offset by increased credit losses on securitized receivables (which are recorded as a contra-revenue item after receivables are securitized) and the absence of prior-year net gains of $146 million that resulted from changes in estimates related to the timing of revenue recognition on securitized portfolios. Revenue growth in International Cards reflected the benefit of loan and sales growth in all regions. Revenue growth in the international markets also reflected the benefit of foreign currency translation and the addition of Diners Club Europe.

        Operating expenses in the 2004 first quarter of $1.938 billion were $492 million or 34% higher than the prior-year quarter, reflecting the impact of acquisitions and foreign currency translation combined with increased advertising and marketing costs in the U.S. and international markets.

        The provision for credit losses in the 2004 first quarter was $1.228 billion, compared to $774 million in the prior-year quarter. The increase in the provision for credit losses was mainly in North America and reflected the impact of acquisitions, partially offset by an increase in the level of securitized receivables.

        The securitization of credit card receivables is limited to the Citi Cards business within North America. At March 31, 2004, securitized credit card receivables were $76.2 billon, compared to $71.0 billion at March 31, 2003. There were no credit card receivables held-for-sale at March 31, 2004, compared to $3.0 billion at March 31, 2003. Because securitization changes Citigroup's role from that of a lender to that of a loan servicer, it removes the receivables from Citigroup's balance sheet and affects the amount of revenue and the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables and receivables held-for-sale, gains are recognized upon sale and amounts that would otherwise be reported as net interest revenue, fee and commission revenue, and credit losses on loans are instead reported as fee and commission revenue (for servicing fees) and other revenue (for the remaining revenue, net of credit losses and the amortization of previously recognized securitization gains). Because credit losses are a component of these cash flows, revenues over the term of the transactions may vary depending upon the credit performance of the securitized receivables. However, Citigroup's exposure to credit losses on the securitized receivables is contractually limited to the cash flows from the receivables.

        Including securitized receivables and receivables held-for-sale, managed net credit losses in the first quarter of 2004 were $2.554 billion, with a related loss ratio of 6.69%, compared to $2.186 billion and 6.02% in the 2003 fourth quarter and $1.832 billion and 5.86% in the prior-year quarter. The increase in the ratio from the prior-year period reflected the addition of the Sears portfolio, which impacted both the bankcard and private label portfolios in North America, as well as the impact of lower introductory promotional rate balances, and was partially offset by improvements in Asia. The increase in the ratio from the prior quarter was primarily due to seasonality and the timing of the Sears acquisition.

        Loans delinquent 90 days or more on a managed basis were $3.152 billion or 2.08% of loans at March 31, 2004, compared to $3.392 billion or 2.14% at December 31, 2003 and $2.406 billion or 1.92% at March 31, 2003. The increase in delinquent loans from a year ago was primarily attributable to the addition of the Sears and Home Depot portfolios.

Consumer Finance

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$2,688	$2,560	5
Operating expenses	923	865	7
Provisions for benefits, claims, and credit losses	916	930	(2)

Income before taxes	849	765	11
Income taxes	282	262	8

Net income	$567	$503	13

Average assets (in billions of dollars)	$111	$104	7
Return on assets	2.05%	1.96%

Average Risk Capital(1)	$3,710
Return on Risk Capital(1)	61%
Return on Invested Capital(1)	22%

(1)
See Footnote (2) to the table on page 5.

        Consumer Finance reported net income of $567 million in the 2004 first quarter, up $64 million or 13% from the 2003 period, principally reflecting growth in North America, including the acquisition of WMF, partially offset by a decline in Japan.

	First Quarter
In billions of dollars			% Change
	2004	2003
Average loans
Real estate-secured loans	$56.4	$51.0	11
Personal	24.5	22.5	9
Auto	11.4	10.8	6
Sales finance and other	5.8	4.5	29

Total average loans	$98.1	$88.8	10

        As shown in the preceding table, average loans grew 10% compared to the 2003 first quarter, resulting from the WMF acquisition which contributed $3.8 billion in average loans, growth in real-estate secured loans in North America and EMEA, and the impact of strengthening currencies in the international markets. In Japan, average loans in the 2004 first quarter declined 6% from the prior-year quarter, as the benefit of foreign currency translation was more than offset by the impact of charge-offs, higher pay-downs, reduced loan demand and tighter underwriting standards.

        As shown in the following table, the average net interest margin of 10.16% in the 2004 first quarter declined 52 basis points from the 2003 first quarter, reflecting compression in International Consumer Finance. The average net interest margin for International Consumer Finance was 15.35% in the 2004 first quarter, declining 202 basis points from the prior-year quarter, driven by Japan. The compression of net interest margin in Japan reflected a decline in higher-yielding personal loans as well as increased non-performing loans, combined with a change in the treatment of adjustments and refunds of interest. Beginning in the 2003 second quarter, adjustments and refunds of interest charged to customer accounts are accounted for as a reduction of net interest margin whereas in prior periods, such amounts were treated as credit costs. The net interest margin decline in Japan was offset, in part, by margin expansion in Europe, reflecting lower funding costs. In North America, the average net interest margin was 8.69% in the 2004 first quarter, increasing 9 basis points from the prior-year quarter as the benefit of lower cost of funds and the addition of WMF was partially offset by lower yields. The decline in yields in North America was mainly due to the lower interest rate environment and the continued shift to higher-quality credits, particularly in the auto loan business.

	First Quarter
	2004	2003	Change
Average Net Interest Margin
North America	8.69%	8.60%	9 bps
International	15.35%	17.37%	(202 bps	)
Total	10.16%	10.68%	(52 bps	)

        Revenues, net of interest expense, of $2.688 billion in the 2004 first quarter increased $128 million or 5% from the prior-year quarter. Revenue in North America increased $200 million or 12% from the first quarter of 2003, primarily driven by the acquisition of WMF and growth in receivables, partially offset by declines in insurance-related revenue. Revenue in International Consumer Finance declined $72 million or 8% from the first quarter of 2003, mainly due to lower volumes and spreads in Japan, partially offset by the benefit of foreign currency translation and growth in EMEA and Asia.

        Operating expenses of $923 million in the 2004 first quarter increased $58 million or 7% from the prior-year period, reflecting increases of $50 million or 9% in North America and $8 million or 2% in International Consumer Finance. The increase in North America was due to the acquisition of WMF. In International Consumer Finance, the impact of foreign currency translation, volume growth and front office expansion in Asia and EMEA was partially offset by lower operating expenses in Japan, reflecting expense savings from branch closings, headcount reductions and the absence of prior-year repositioning costs.

        The provisions for benefits, claims, and credit losses were $916 million in the 2004 first quarter, down from $930 million in the 2003 first quarter, as a lower provision for credit losses in Japan and the U.S. was partially offset by the impact of the WMF acquisition. Net credit losses and the related loss ratio were $870 million and 3.57% in the 2004 first quarter, compared to $867 million and 3.68% in the 2003 fourth quarter and $855 million and 3.91% in the 2003 first quarter. In North America, the net credit loss ratio of 2.79% in the 2004 first quarter was down from 2.81% in the 2003 fourth quarter and 3.06% in the 2003 first quarter, reflecting improvements across all products. The net credit loss ratio for International Consumer Finance was 6.31% in the 2004 first quarter, down from 6.65% in the 2003 fourth quarter and 6.69% in the 2003 first quarter, primarily due to improved conditions in Japan, where lower bankruptcy losses were partially offset by the impact on the ratio of lower loan volumes. The net credit loss ratio for International Consumer Finance was reduced by 37 basis points and 64 basis points in the 2004 first quarter and 2003 fourth quarter, respectively, as a result of the change in treatment of adjustments and refunds of interest as discussed above.

        Loans delinquent 90 days or more were $2.127 billion or 2.15% of loans at March 31, 2004, compared to $2.221 billion or 2.36% at December 31, 2003 and $2.183 billion or 2.45% a year ago. The decrease in the delinquency ratio versus the prior year and prior quarter was mainly due to improvements in North America, partially offset by an increase in Japan.

Retail Banking

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$4,229	$3,898	8
Operating expenses	2,272	2,102	8
Provisions for benefits, claims, and credit losses	330	419	(21)

Income before taxes and minority interest	1,627	1,377	18
Income taxes	491	429	14
Minority interest, after-tax	14	18	(22)

Net income	$1,122	$930	21

Average assets (in billions of dollars)	$239	$227	5
Return on assets	1.89%	1.66%

Average Risk Capital(1)	$12,514
Return on Risk Capital(1)	36%
Return on Invested Capital(1)	18%

(1)
See Footnote (2) to the table on page 5.

        Retail Banking reported net income of $1.122 billion in the 2004 first quarter, up $192 million or 21% from the 2003 first quarter. The increase in Retail Banking was driven by growth in both North America and International Retail Banking of $95 million or 14% and $97 million or 36%, respectively. Growth in North America was mainly driven by revenue increases in all businesses except CitiCapital, combined with improved credit in the U.S. and Mexico. The increase in International Retail Banking reflected growth in all regions, led by increases in wealth management products.

	First Quarter
In billions of dollars			% Change
	2004	2003
Average customer deposits
North America(1)	$154.0	$153.0	1
International	96.3	81.4	18

Total average customer deposits(1)	$250.3	$234.4	7
Average loans
North America	$128.2	$124.7	3
International	38.2	34.7	10

Total average loans	$166.4	$159.4	4

(1)
Includes bank deposit program balances generated from the Smith Barney channel managed by Citibanking North America.

        As shown in the preceding table, Retail Banking grew average loans and customer deposits by 4% and 7%, respectively. Average customer deposit growth in North America primarily reflected increases in higher-margin demand and savings deposits that were partially offset by declines in time and mortgage escrow deposits. Average loan growth in North America reflected increased mortgages and student loans in Consumer Assets that were partially offset by a decline in CitiCapital resulting from the run-off of non-core portfolios and the sale of the $1.2 billion CitiCapital Fleet Services portfolio in 2003. In the international markets, average customer deposits grew 18% driven by growth in Asia, EMEA and Japan and the impact of foreign currency translation. International Retail Banking average loans increased 10% from the prior-year quarter reflecting the impact of foreign currency translation and growth in installment loans in Germany and Asia. Growth in both average loans and customer deposits were negatively impacted by volume declines in Latin America, largely reflecting the impact of strategic repositioning in the region.

        As shown in the following table, revenues, net of interest expense, of $4.229 billion in the 2004 first quarter increased $331 million or 8% from the 2003 period. Revenues in North America increased $82 million or 3% in the 2004 first quarter driven by growth in all businesses except CitiCapital. Growth in North America, excluding Mexico, was driven by higher mortgage servicing revenue and the benefit of increased deposit volumes and investment product sales. These increases were partially offset by spread compression in the deposit business of Citibanking North America, the impact of lower volumes in CitiCapital and a decline in mortgage securitization-related revenue. Revenue growth in Primerica was driven by increased investment product sales and volume-related growth in insurance premiums. Revenues in Mexico increased $45 million or 10% in the 2004 first quarter, primarily reflecting increased deposit volumes and banking fees, partially offset by the negative impact of foreign currency translation. International Retail Banking revenues increased $249 million or 22% in the 2004 first quarter, reflecting improvements across all regions, as well as the impact of strengthening currencies. Excluding the impact of foreign currency translation, higher investment product sales and increased branch lending, mainly in Germany, drove growth in EMEA. Revenue increases in Asia and Japan reflected continued growth in investment product sales and deposit volumes, while revenue growth in Latin America was driven by improvements in Argentina combined with net interest margin expansion.

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense
Citibanking North America, Consumer Assets and CitiCapital	$1,816	$1,795	1
Primerica Financial Services	531	515	3
Mexico	477	432	10

North America	2,824	2,742	3

EMEA	685	548	25
Japan	125	108	16
Asia	467	391	19
Latin America	128	109	17

International	1,405	1,156	22

Total revenues, net of interest expense	$4,229	$3,898	8

        Operating expenses in the 2004 first quarter increased $170 million or 8% from the comparable 2003 period. In North America, operating expense growth of $88 million or 6% was primarily due to volume-related increases in Consumer Assets and Primerica, higher advertising spending in Citibanking North America and Mexico, and increased legal costs in Mexico. International Retail Banking operating expenses increased $82 million or 12%, mainly reflecting the impact of foreign currency translation, volume-related increases, and higher advertising and marketing costs, partially offset by the absence of prior-year repositioning costs, mainly in EMEA and Latin America.

        The provisions for benefits, claims and credit losses were $330 million in the 2004 first quarter, down from $419 million in the prior-year period, primarily due to improvements in the North America Commercial Markets portfolio. Net credit losses (excluding commercial markets) were $155 million and the related loss ratio was 0.49% in the 2004 first quarter, compared to $119 million and 0.39% in the 2003 fourth quarter and $120 million and 0.42% in the prior-year quarter. The increase in the net credit loss ratio (excluding commercial markets) in the 2004 first quarter was primarily driven by an increase in Germany that was partially offset by improvements in Mexico and Asia. Commercial Markets net credit losses were $50 million and the related loss ratio was 0.51% in the 2004 first quarter, compared to $94 million and 0.93% in the 2003 fourth quarter and $179 million and 1.65% in the prior-year quarter. The improvement in Commercial Markets net credit losses in the 2004 first quarter was due to declines in CitiCapital, Citibanking North America and Mexico.

        Loans delinquent 90 days or more (excluding Commercial Markets) were $3.698 billion or 2.86% of loans at March 31, 2004, compared to $3.802 billion or 3.07% at December 31, 2003, and $3.644 billion or 3.18% a year ago. Compared to a year ago, the increase in delinquent loans was primarily due to an increase in Germany, including the impact of foreign currency translation, and was partially offset by declines in Consumer Assets and Asia (primarily in Taiwan). The decline in Consumer Assets mainly reflected a lower level of buybacks from GNMA pools where credit risk is maintained by government agencies.

        Cash-basis loans in Commercial Markets were $1.213 billion or 3.11% of loans at March 31, 2004, compared to $1.350 billion or 3.38% at December 31, 2003 and $1.250 billion or 2.88% a year ago. The decrease in cash-basis loans from the prior year mainly reflected improvements in Mexico and Citibanking North America and was partially offset by an increase in CitiCapital.

Other Consumer

	First Quarter
In millions of dollars
	2004	2003
Revenues, net of interest expense	$(16)	$21
Operating expenses	112	63

Income before tax benefits	(128)	(42)
Income tax benefits	(34)	(14)

Net loss	$(94)	$(28)

        Other Consumer—which includes certain treasury and other unallocated staff functions, global marketing and other programs—reported a loss of $94 million in the 2004 first quarter, compared to a loss of $28 million in the prior-year quarter. The change from the prior year was primarily due to an increase in legal reserves and lower treasury results.

GLOBAL CORPORATE AND INVESTMENT BANK

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$5,471	$5,086	8
Operating expenses	3,019	2,950	2
Provision for credit losses	(60)	116	NM

Income before taxes and minority interest	2,512	2,020	24
Income taxes	789	614	29
Minority interest, after-tax	16	5	NM

Net income	$1,707	$1,401	22

Average Risk Capital(1)	$16,282
Return on Risk Capital(1)	42%
Return on Invested Capital(1)	33%

(1)
See Footnote (2) to the table on page 5.

NM
Not meaningful

        GCIB reported net income of $1.707 billion in the 2004 first quarter, up $306 million or 22% from the 2003 first quarter. The increase in net income reflects increases of $274 million or 23% in Capital Markets and Banking and $43 million or 23% in Transaction Services. Other Corporate reported a net loss of $4 million in the 2004 first quarter, compared with net income of $7 million in the 2003 first quarter.

        Capital Markets and Banking net income of $1.477 billion in the 2004 first quarter increased $274 million or 23% compared to the 2003 first quarter, primarily due to increases in Equities trading and underwriting revenue and a lower provision for credit losses.

        Transaction Services net income of $234 million in the 2004 first quarter increased $43 million or 23% from the 2003 first quarter primarily due to a lower provision for credit losses, higher assets under custody and liability balances and a lower effective tax rate, partially offset by lower spreads and higher expenses.

        The decrease in Other Corporate net income in the 2004 first quarter is primarily attributable to GCIB segment eliminations, which impacted revenues and operating expenses.

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

GCIB Net Income—Regional View

	First Quarter
In millions of dollars			% Change
	2004	2003
North America (excluding Mexico)	$746	$661	13
Mexico	94	107	(12)
EMEA	264	239	10
Japan	93	40	NM
Asia (excluding Japan)	308	183	68
Latin America	202	171	18

Total Net Income	$1,707	$1,401	22

NM
Not meaningful

        GCIB net income increased in the 2004 first quarter primarily due to increases in Asia (excluding Japan), North America (excluding Mexico), and Japan. Asia (excluding Japan) net income increased $125 million, primarily due to increases in Fixed Income (mainly in global distressed debt trading) and Equities (mainly in derivatives and cash trading), and strong foreign exchange trading results positively impacted by the weakening of the US dollar. North America (excluding Mexico) net income increased $85 million, primarily due to lower incentive compensation and decreases in cost of credit as well as higher Equities revenue and the absence of prior-year mark-to-market losses on credit derivative hedges, partially offset by decreases in Fixed Income. Japan net income increased $53 million, primarily due to increases in Equities and Investment Banking.

Capital Markets and Banking

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$4,531	$4,193	8
Operating expenses	2,354	2,354	—
Provision for credit losses	(26)	107	NM

Income before taxes and minority interest	2,203	1,732	27
Income taxes	711	524	36
Minority interest, after-tax	15	5	NM

Net income	$1,477	$1,203	23

Average Risk Capital(1)	$15,019
Return on Risk Capital(1)	40%
Return on Invested Capital(1)	31%

(1)
See Footnote (2) to the table on page 5.

NM
Not meaningful

        Capital Markets and Banking net income of $1.477 billion in the 2004 first quarter was up $274 million or 23% from the 2003 first quarter primarily due to increases in Equities trading and underwriting revenue and a lower provision for credit losses.

        Revenues, net of interest expense, of $4.531 billion in the 2004 first quarter increased $338 million or 8% from the 2003 first quarter driven by increases in Equities trading and underwriting and Fixed Income trading and the absence of prior-year mark-to-market losses on credit derivative hedges. Equities growth was driven by strong performance in cash trading, derivatives and issuance volumes. Fixed Income increased primarily due to higher derivatives, mortgages and distressed debt trading, partially offset by lower underwriting.

        Operating expenses of $2.354 billion in the 2004 first quarter remained unchanged from the 2003 first quarter primarily due to lower compensation and benefits expense (primarily reflecting lower incentive compensation accrual), offset by higher legal costs.

        The provision for credit losses of ($26) million in the 2004 first quarter includes a release of $128 million resulting from improved credit quality in the corporate loan portfolio in the following regions: $86 million in Latin America, $29 million in North America, $8 million in Asia, and $5 million in EMEA.

        Cash-basis loans were $2.811 billion at March 31, 2004, compared to $3.263 billion at December 31, 2003, and $3.543 billion at March 31, 2003. Cash-basis loans net of write-offs decreased $732 million from March 31, 2003, primarily due to decreases to borrowers in the telecommunications and power and energy industries and charge-offs against reserves as well as paydowns from corporate borrowers in Argentina, Mexico, Hong Kong, and New Zealand, partially offset by a reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services to Capital Markets and Banking. Cash-basis loans decreased $452 million from December 31, 2003, primarily due to charge-offs taken against reserves and paydowns from borrowers in the power and energy industry.

Transaction Services

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$939	$904	4
Operating expenses	658	625	5
Provision for credit losses	(34)	9	NM

Income before taxes and minority interest	315	270	17
Income taxes	80	79	1
Minority interest, after-tax	1	—	—

Net income	$234	$191	23

Average Risk Capital(1)	$1,263
Return on Risk Capital(1)	75%
Return on Invested Capital(1)	47%

(1)
See Footnote (2) to the table on page 5.

NM
Not meaningful

        Transaction Services reported net income of $234 million in the 2004 first quarter, up $43 million or 23% from the 2003 first quarter, primarily due to a lower provision for credit losses, higher revenues and a lower effective tax rate, which were partially offset by higher expenses.

        As shown in the following table, average liability balances of $111 billion grew 21% compared to the 2003 first quarter, primarily due to increases in Europe and Asia. Assets under custody reached $6.6 trillion, an increase of $1.4 trillion or 27% compared to the 2003 first quarter, primarily reflecting market appreciation and increases in customer volumes.

	Three Months Ended March 31	Three Months Ended March 31
			% Change
	2004	2003
Liability balances (average in billions)	$111	$92	21
Assets under custody (EOP in trillions)	6.6	5.2	27

        Revenues, net of interest expense, of $939 million in the 2004 first quarter increased $35 million or 4% from 2003 first quarter, due to growth in assets under custody and liability balances including the acquisition of Forum Financial during the fourth quarter of 2003, as well as an improving market environment, partially offset by lower spreads as interest rates declined and prior-period gains on the early termination of intracompany deposits (which were offset in Capital Markets and Banking).

        Operating expenses of $658 million in the 2004 first quarter increased $33 million or 5% from the 2003 first quarter, primarily due to the acquisition of new businesses including Forum Financial, as well as increased compensation and benefits costs.

        The provision for credit losses of ($34) million in the 2004 first quarter decreased $43 million from the 2003 first quarter, primarily due to general reserve releases of $22 million reflecting improved credit trends and prior-year write-offs in Latin America. Taxes of $80 million in the 2004 first quarter increased $1 million from 2003 first quarter, while pre-tax income of $315 million in the 2004 first quarter increased $45 million from the prior-year period reflecting a lower effective tax rate in the current period.

        Cash-basis loans, which are primarily trade finance receivables, in the Transaction Services business were $102 million, $156 million, and $539 million at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. Cash-basis loans decreased $437 million from March 31, 2003, primarily due to a reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services to Capital Markets and Banking, along with charge-offs in Argentina and Poland. The decrease of $54 million from December 31, 2003 was primarily due to reductions in cash basis loans in Latin America.

Other Corporate

	First Quarter
In millions of dollars
	2004	2003
Revenues, net of interest expense	$1	$(11)
Operating expenses	7	(29)

Income (loss) before taxes	(6)	18
Income taxes (benefits)	(2)	11

Net income (loss)	$(4)	$7

        Other Corporate—which includes intra-GCIB segment eliminations, certain one-time non-recurring items, and tax amounts not allocated to GCIB products—reported a net loss of $4 million in the 2004 first quarter compared to net income of $7 million in the 2003 first quarter. The decrease in Other Corporate net income in the 2004 first quarter is primarily attributable to GCIB segment eliminations, which impacted revenues and operating expenses, partially offset by higher legal expenses.

PRIVATE CLIENT SERVICES

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$1,729	$1,333	30
Operating expenses	1,320	1,072	23
Provision for credit losses	—	1	(100)

Income before taxes	409	260	57
Income taxes	158	98	61

Net income	$251	$162	55

Average Risk Capital(1)	$1,258
Return on Risk Capital(1)	80%
Return on Invested Capital(1)	61%

(1)
See Footnote (2) to the table on page 5.

        Private Client Services net income was $251 million in the 2004 first quarter, up $89 million or 55% from the prior year, primarily due to higher commissions, reflecting increased customer trading volumes, and higher asset-based revenue, reflecting increased client asset levels, which were partially offset by higher production-related compensation and legal costs.

        Revenues, net of interest expense, of $1.729 billion in the 2004 first quarter increased $396 million or 30% from the prior-year period, reflecting increases in both transactional and asset-based fee revenue. Transactional revenue increased $225 million or 34%, primarily due to higher customer trading volumes. Fee-based revenue increased $171 million or 25%, reflecting a $60 billion or 38% growth in assets under fee-based management from the 2003 first quarter.

        Total assets under fee-based management were $220 billion as of March 31, 2004, up $60 billion or 38% from the prior-year period. Total client assets, including assets under fee-based management, of $1,087 billion in the 2004 first quarter increased $205 billion or 23% compared to the prior year, principally due to market appreciation and positive net inflows. Net inflows were $6 billion in the 2004 first quarter compared to $5 billion in the prior year. Private Client Services had 12,037 financial consultants as of March 31, 2004, compared with 12,471 as of March 31, 2003. Annualized revenue per financial consultant of $577,000 increased 34% from the prior-year quarter.

        Operating expenses of $1.320 billion in the 2004 first quarter, increased $248 million or 23% from the 2003 period, mainly due to higher production-related compensation reflecting increased revenue and higher legal costs.

In billions of dollars	March 31, 2004	March 31, 2003	% Change
Consulting Group and Internally Managed Accounts	$144	$107	35
Financial Consultant Managed Accounts	76	53	43

Total Assets under Fee-Based Management(1)	$220	$160	38

Private Client assets	925	763	21
Other Investor Assets within Citigroup Global Markets	162	119	36

Total Private Client Assets(1)	$1,087	$882	23

Annualized Revenue per Financial Consultant (in thousands of dollars)	$577	$431	34

(1)
Includes assets managed jointly with Citigroup Asset Management.

GLOBAL INVESTMENT MANAGEMENT

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$2,347	$1,973	19
Operating expenses	873	708	23
Provisions for benefits, claims and credit losses	691	684	1

Income before taxes and minority interest	783	581	35
Income taxes	226	129	75
Minority interest, after-tax	6	—	—

Net income	$551	$452	22

Average Risk Capital(1)	$5,477
Return on Risk Capital(1)	40%
Return on Invested Capital(1)	24%

(1)
See Footnote (2) to the table on page 5.

        Global Investment Management net income of $551 million in the 2004 first quarter increased $99 million or 22% from the 2003 first quarter. Life Insurance and Annuities net income of $287 million in the 2004 first quarter increased $43 million or 18% from the prior-year period reflecting an increase of $30 million in Travelers Life and Annuity (TLA) and an increase of $13 million in International Insurance Manufacturing (IIM). The $30 million increase in TLA primarily resulted from the impact of higher retained investment margins, higher business volumes, and higher net realized insurance portfolio gains, partially offset by the impact of lower tax benefits related to the Dividend Received Deduction (DRD). The $13 million increase in IIM primarily resulted from a partial recovery in the value of Argentine Government Promissory Notes (GPNs), and business volume growth. Private Bank net income of $159 million in the 2004 first quarter was up $34 million or 27% from the 2003 first quarter primarily reflecting increased investment management and capital markets activity, and increased lending and banking activities, partially offset by increased incentive compensation associated with higher revenues, increased salary and benefits costs, and the impact of a narrowing net interest margin. Asset Management net income of $105 million in the 2004 first quarter was up $22 million or 27% from the 2003 first quarter primarily reflecting the impact of positive market action, the cumulative impact of positive net flows, and the absence of prior-year insurance costs on fees earned in a Latin America Retirement Services (LARS) business, partially offset by higher incentive compensation and legal expenses, and lower performance fees in the CAI institutional business.

Global Investment Management Net Income—Regional View

	First Quarter
In millions of dollars			% Change
	2004	2003
North America (excluding Mexico)	$386	$356	8
Mexico	54	39	38
EMEA	9	(3)	NM
Japan	30	17	76
Asia (excluding Japan)	44	32	38
Latin America	28	11	NM

Net Income	$551	$452	22

NM
Not meaningful

        Global Investment Management net income increased $99 million in the 2004 first quarter from the prior-year period, primarily driven by increases in North America (excluding Mexico) of $30 million, Latin America of $17 million, Mexico of $15 million, Japan of $13 million, EMEA of $12 million, and Asia of $12 million.

        North America (excluding Mexico) income of $386 million in the 2004 first quarter increased $30 million or 8% from the prior-year period, primarily reflecting an increase of $30 million in Life Insurance and Annuities, driven by the impact of higher retained investment margins, higher business volumes, and higher net realized insurance portfolio gains, partially offset by the impact of lower tax benefits related to the DRD. Latin America income of $28 million in the 2004 first quarter increased $17 million from the prior-year period, primarily reflecting the absence of prior-year insurance costs on fees earned in a LARS business and by a partial recovery in the value of Argentine GPNs. Mexico net income of $54 million in the 2004 first quarter increased $15 million or 38% from the 2003 first quarter primarily reflecting increases in client business volumes and lower capital funding costs. Japan net income of $30 million in the 2004 first quarter increased $13 million or 76%, primarily reflecting growth in Private Bank. EMEA net income of $9 million in the 2004 first quarter reflects an increase of $12 million from a net loss of $3 million in the prior-year period, primarily driven by increases in Private Bank. Asia net income of $44 million in the 2004 first quarter increased $12 million or 38% from the prior-year period, primarily reflecting growth in Private Bank.

Life Insurance and Annuities

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$1,303	$1,146	14
Provision for benefits and claims	687	680	1
Operating expenses	231	179	29

Income before taxes	385	287	34
Income taxes	98	43	NM

Net income	$287	$244	18

Average Risk Capital(1)	$4,072
Return on Risk Capital(1)	28%
Return on Invested Capital(1)	22%

(1)
See Footnote (2) to the table on page 5.

NM
Not meaningful

        Life Insurance and Annuities reported net income of $287 million in the 2004 first quarter, a $43 million or 18% increase from $244 million in the prior-year period. The $43 million increase reflects a $30 million increase in TLA and a $13 million increase in IIM. The $43 million increase was primarily driven by the impact of higher business volumes, higher retained investment margins, and higher net realized insurance portfolio gains, partially offset by an increase in operating expenses primarily driven by the higher business volumes, as well as lower tax benefits related to adjustments to the separate account DRD.

        TLA's net income was $257 million in the 2004 first quarter, an increase of $30 million from the 2003 first quarter. This increase primarily resulted from higher retained investment margins and business volumes, partially offset by increased expenses from higher business volumes and an increase in the amortization of deferred acquisition costs (DAC). The 2004 first quarter included a $23 million tax benefit related to the separate account DRD, while the 2003 first quarter included a similar $39 million tax benefit. IIM's net income was $30 million in the 2004 first quarter, an increase of $13 million from the 2003 first quarter, primarily resulting from partial recovery in the value of Argentine GPNs, lower capital funding costs in Mexico, and business volume growth in Japan.

        TLA net investment income of $725 million in the 2004 first quarter increased $64 million or 10% from $661 million in the 2003 first quarter, driven by increased volumes resulting from an increase in the invested asset base, as well as higher returns in the private equity portfolio. Investment yields of 6.73% in the 2004 first quarter were slightly lower than the prior-year period investment yields of 6.78%.

        Life Insurance and Annuities operating expenses of $231 million in the 2004 first quarter increased $52 million or 29% from the 2003 first quarter. TLA's operating expenses of $149 million increased $26 million from the 2003 first quarter, primarily due to the higher business volumes and an increase in DAC amortization. IIM's operating expenses of $82 million increased $26 million from the prior-year period, primarily driven by higher business volumes and the impact of foreign currency translation.

Travelers Life and Annuity

        The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues. Combined net written premiums and deposits is a non-GAAP financial measure which management uses to measure business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies.

        The following table shows combined net written premiums and deposits, which is a non-GAAP financial measure, by product line for the three-month periods ended March 31:

	First Quarter
In millions of dollars			% Change
	2004	2003
Retail annuities
Fixed	$148	$141	5
Variable	1,218	811	50
Individual payout	14	20	(30)

Total retail annuities(1)	1,380	972	42
Institutional annuities(2)	1,578	2,111	(25)
Individual life insurance
New direct periodic premiums and deposits	55	70	(21)
Renewal direct periodic premiums and deposits	233	139	68
Single premium deposits	169	49	NM
Reinsurance	(37)	(30)	(23)

Total individual life insurance(3)	420	228	84

Total	$3,378	$3,311	2

(1)
Includes $1.4 billion and $1.0 billion of deposits in 2004 and 2003, respectively.

(2)
Includes $1.5 billion and $2.0 billion of deposits in 2004 and 2003, respectively.

(3)
Includes $397 million and $202 million of deposits in 2004 and 2003, respectively.

NM
Not meaningful

        Retail annuities net written premiums and deposits increased 42% in the 2004 first quarter to $1.38 billion from $972 million in the 2003 first quarter, primarily driven by strong variable annuity sales due to improved equity market conditions in 2004, and sales of a guaranteed minimum withdrawal benefit product. Weak equity markets and competitive pressures adversely affected the first quarter of 2003. Retail annuities account balances and benefit reserves were $34.8 billion at March 31, 2004, up from $28.3 billion at March 31, 2003. This increase was driven by $5.0 billion in market appreciation of variable annuity investments subsequent to March 31, 2003, including $548 million in the 2004 first quarter, as well as $1.6 billion in net sales over the previous twelve months, including $485 million of net sales in the 2004 first quarter, partially due to good in-force retention.

        Institutional annuities net written premiums and deposits (excluding the Company's employee pension plan deposits) in the 2004 first quarter were $1.6 billion, a decrease of $533 million from $2.1 billion in the 2003 first quarter. The decrease reflects the absence of an $800 million Guaranteed Investment Contract (GIC) sale to a customer in the 2003 first quarter, partially offset by an increase in sales in all other institutional annuities' products. Institutional annuities account balances and benefit reserves reached $25.7 billion at March 31, 2004, an increase of $2.3 billion or 10% from $23.4 billion at March 31, 2003, primarily reflecting a 16% increase in payout institutional annuities benefit reserves over the last 12 months and continued strong retention in other institutional products.

        Net written premiums and deposits for the individual life insurance business were $420 million in the 2004 first quarter, an increase of $192 million or 84% from $228 million in the 2003 first quarter, primarily driven by an increase of $120 million in universal life single premium sales and a $79 million increase in periodic premiums sales. Life insurance in force was $91.9 billion at March 31, 2004, an increase of $8.7 billion or 10% from $83.2 billion at March 31, 2003.

International Insurance Manufacturing

        The majority of the annuity business and a substantial portion of the life business written by IIM are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues. Combined net written premiums and deposits is a non-GAAP financial measure which management uses to measure business volumes, and may not be comparable to similarly captioned measurements used by other life insurance companies.

        The following table shows combined net written premiums and deposits, which is a non-GAAP financial measure, by product line for the three-month periods ended March 31:

	First Quarter
In millions of dollars			% Change
	2004	2003
Annuity products
Japan(1)	$1,415	$203	NM
All other premiums and deposits	207	162	28

Total annuity products	1,622	365	NM
Life products	336	98	NM

Total(2)	$1,958	$463	NM

(1)
Includes 100% of net written premiums and deposits for Company's Japanese joint ventures.

(2)
Includes $1.8 billion and $355 million of deposits in 2004 and 2003, respectively.

NM
Not meaningful

        IIM annuity product net written premiums and deposits increased $1.3 billion in the 2004 first quarter to $1.6 billion from $365 million in the 2003 first quarter. The increase was driven by strong variable annuity sales in Japan through the Company's joint venture with Mitsui Sumitomo.

        IIM life products net written premiums and deposits were $336 million in the 2004 first quarter, an increase of $238 million from $98 million in the 2003 first quarter, primarily driven by a $168 million increase in variable universal life sales in Mexico.

        In Argentina, the restructuring of customer annuity liabilities was approved by the Argentine Ministry of Insurance on July 3, 2003. An insurance subsidiary of the Company offered the plan to its voluntary annuity holders. The election period expired on January 31, 2004, at which time 70% of the voluntary annuity customers elected to participate. During the 2003 fourth quarter, the Company contributed $55 million of new capital to its Argentine Global Investment Management companies, primarily to fund the voluntary annuity restructuring plan. Additional capital totaling $45 million was contributed during the 2004 first quarter to maintain required regulatory capital and to fund ongoing operating expenses.

Private Bank

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$573	$460	25
Operating expenses	339	275	23
Provision for credit losses	4	4	—

Income before taxes	230	181	27
Income taxes	71	56	27

Net income	$159	$125	27

Average assets (in billions of dollars)	$41	$34	21
Return on assets	1.56%	1.49%

Client business volumes under management (in billions of dollars)	$202	$172	17

Average Risk Capital(1)	$688
Return on Risk Capital(1)	93%
Return on Invested Capital(1)	91%

(1)
See Footnote (2) to the table on page 5.

        Private Bank reported net income of $159 million in the 2004 first quarter, up $34 million or 27% from the 2003 first quarter, primarily reflecting increased investment management and capital markets activity, and increased lending and banking activities, partially offset by increased incentive compensation associated with higher revenues, increased salary and benefit costs associated with an investment in increased front-end staff, and the impact of a narrowing net interest margin. Investment management and capital markets activity includes client trading, management, performance and placement fees, and investment products fees.

        Client business volumes under management, which include custody accounts, assets under fee-based management, deposits and loans, were $202 billion as of March 31, 2004, up 17% from $172 billion as of March 31, 2003, reflecting increases in other (principally custody) accounts of $15 billion, banking and fiduciary deposits of $6 billion, assets under fee based management of $5 billion, and loans of $4 billion. Regionally, the increase reflects continued growth in EMEA (primarily in Europe), Asia, North America (including Mexico), Japan and Latin America. The regional disclosures contained in this Private Bank discussion are aligned with the Citigroup management structure and therefore the business in Mexico is reflected in the results of North America and is excluded from Latin America.

        Revenues, net of interest expense, were $573 million in the 2004 first quarter, up $113 million or 25% from the 2003 first quarter, primarily driven by revenue increases from investment management and capital markets activity, and increases in lending and banking activities, partially offset by the impact of a narrowing net interest margin. The 2004 increase also reflects an increase in North America (including Mexico) of $11 million or 5% from the prior-year period, primarily in banking and lending activity. International revenues increased $102 million or 41% from the prior-year period, primarily due to growth in Asia of $46 million or 53% (client trading), in Japan of $23 million or 38% (client trading), in EMEA of $22 million or 39% (client trading and management and placement fees), and in Latin America of $11 million or 24% (client trading, placement and management fees).

        Operating expenses of $339 million in the 2004 first quarter were up $64 million or 23% from the 2003 first quarter, primarily reflecting increased incentive compensation associated with higher revenues, and increased salary and benefit costs associated with an investment in increased front end staff. The increased expenses in North America (including Mexico) reflect the increased revenues in the region, with expenses up $11 million or 12%, driven by higher incentive compensation. International expenses increased $53 million or 29% from the 2003 first quarter, primarily due to higher employee-related costs, including incentive compensation, in Asia, Latin America and Japan. The $53 million increase in operating expenses internationally was driven by increases in Asia of $31 million or 62%, in Japan of $10 million or 29% and in Latin America of $10 million or 28%.

        The provision for credit losses was $4 million in the 2004 first quarter, unchanged from the 2003 first quarter. Net credit losses in the 2004 first quarter remained at a nominal level of 0.04% of average loans outstanding, compared with 0.03% in the 2003 first quarter. Loans 90 days or more past due as of March 31, 2004 were $155 million or 0.43% of total loans outstanding, compared with $157 million or 0.49% at March 31, 2003.

        Average assets of $41 billion in the 2004 first quarter increased $7 billion or 21% from $34 billion in the 2003 first quarter. The increase from the prior-year period was primarily related to increased lending activity (higher margin lending and mortgage financing and re-financing) and the consolidation of a previously unconsolidated entity due to changes in the contractual relationship with this entity.

Asset Management

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$471	$367	28
Operating expenses	303	254	19

Income before taxes and minority interest	168	113	49
Income taxes	57	30	90
Minority interest, after-tax	6	—	—

Net income	$105	$83	27

Assets under management (in billions of dollars)(1)(2)	$530	$462	15

Average Risk Capital(3)	$717
Return on Risk Capital(3)	59%
Return on Invested Capital(3)	14%

(1)
Includes $34 billion and $30 billion in 2004 and 2003, respectively, for Private Bank clients.

(2)
Includes $39 billion in 2004 and 2003 of Travelers Property and Casualty Corp. (TPC) assets which Asset Management manages on a third-party basis following the August 2002 distribution by Citigroup to its stockholders of a majority portion of its remaining ownership interest in TPC.

(3)
See Footnote (2) to the table on page 5.

        Asset Management reported net income of $105 million in the 2004 first quarter, up $22 million or 27% compared to the 2003 first quarter, primarily reflecting the impact of positive market action, the cumulative impact of positive net flows, and the absence of prior-year insurance costs on fees earned in a LARS business. These increases were partially offset by higher incentive compensation and legal expenses, and lower performance fees in the CAI institutional business.

        Assets under management for the 2004 first quarter were $530 billion, an increase of $68 billion or 15% from the 2003 first quarter, primarily reflecting positive market action/other of $47 billion, which includes the impact of FX, net flows (excluding U.S. Retail Money Market funds) of $18 billion and an increase in the CAI institutional business of $6 billion. These increases were partially offset by net outflows of U.S. Retail Money Market funds of $4 billion. Retail and Private Bank client assets were $238 billion at March 31, 2004, up 18% compared to the prior-year period, primarily due to positive market action/other, including the impact of FX, and positive net flows. Institutional client assets of $188 billion at March 31, 2004, were up 15% compared to the prior-year period, reflecting positive market action/other, including the impact of FX, and long-term product flows, partially offset by net outflows in institutional liquidity funds. Retirement Services assets were $13 billion at March 31, 2004, up $2 billion or 14% from the year-ago quarter. Other assets under management of $92 billion as of March 31, 2004 were up $5 billion from the prior-year period, reflecting an increase in CAI institutional assets.

        Revenues, net of interest expense, increased $104 million or 28% from the prior-year period to $471 million in the 2004 first quarter. The increase was primarily due to the impact of positive market action, the cumulative impact of positive net flows, an increase related to certain assets consolidated under FIN 46-R, the absence of prior-year insurance costs on fees earned in LARS, and increases in Mexico due to lower capital funding costs. The assets consolidated under FIN 46-R (which are denominated in euro) generated $10 million of gains (offset in minority interest) due to foreign currency translation. The increases in revenues were partially offset by lower performance fees in the CAI institutional business, and the impact of outflows of U.S. Retail Money Market funds.

        Operating expenses of $303 million in the 2004 first quarter increased $49 million or 19% from the 2003 first quarter, primarily driven by higher incentive compensation and higher expenses related to legal matters.

        Minority interest, after-tax, of $6 million in the 2004 first quarter was due to the impact of consolidating certain assets under FIN 46-R.

PROPRIETARY INVESTMENT ACTIVITIES

	First Quarter
In millions of dollars			% Change
	2004	2003
Revenues, net of interest expense	$180	$153	18
Operating expenses	87	78	12
Provision for credit losses	1	—	—

Income before taxes and minority interest	92	75	23
Income taxes	30	29	3
Minority interest, after-tax	36	8	NM

Net Income	$26	$38	(32)

Average Risk Capital(1)	$3,647
Return on Risk Capital(1)	3%
Return on Invested Capital(1)	1%

(1)
See Footnote (2) to the table on page 5.

NM
Not meaningful

        Proprietary Investment Activities reported revenues, net of interest expense, of $180 million in the 2004 first quarter, which increased $27 million or 18% from the 2003 first quarter, reflecting higher Other Investment Activities revenues of $27 million, primarily related to hedge fund investments. Operating expenses of $87 million in the 2004 first quarter increased $9 million from the 2003 first quarter primarily reflecting increased expenses in CAI and hedge funds resulting from business growth. Minority interest, after-tax, of $36 million in the 2004 first quarter increased $28 million from the 2003 first quarter due to a mark-to-market valuation on the recapitalization of investments held within the Emerging Markets private equity portfolio and stronger performance in hedge funds.

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

        As of March 31, 2004 and March 31, 2003, Private Equity included assets of $5.294 billion and $6.066 billion, respectively, with the portfolio primarily invested in industrial, consumer goods, communication and technology companies. The decline in the portfolio of $772 million relates to sales of U.S. private and public equity investments, the impact of valuation adjustments, and the liquidation of the Banamex portfolio.

        Revenues for Private Equity, net of interest expense, are composed of the following:

	First Quarter
In millions of dollars
	2004	2003
Net realized gains (losses)(1)	$34	$41
Public mark-to-market	(114)	3
Net impairments/valuations(2)	86	(12)
Other(3)	70	44

Revenues, net of interest expense	$76	$76

(1)
Includes the changes in unrealized gains (losses) related to mark-to-market reversals for investments sold during the year.

(2)
Includes valuation adjustments on private equity investments.

(3)
Includes other investment income (including dividends), management fees, and funding costs.

        Revenues, net of interest expense, of $76 million in the 2004 first quarter were unchanged from the 2003 first quarter and primarily related to higher net impairment/valuation revenues of $98 million, and higher other revenues of $26 million resulting from increased dividends and fees and lower funding costs, offset by higher net mark-to-market losses on public securities of $117 million and lower net realized gains on sales of investments of $7 million. The higher net mark-to-market losses on public securities in the 2004 first quarter was primarily driven by higher net mark-to-market losses on an investment in an Indian software company, reflecting a general decline in the Indian software market.

        Other Investment Activities includes CAI, various proprietary investments, including Citigroup's ownership interest in Travelers Property Casualty's (TPC's) outstanding equity securities, certain hedge fund investments and the LDC Debt/Refinancing portfolios. The LDC Debt/Refinancing portfolios include investments in certain countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and earnings are generally derived from interest and restructuring gains/losses.

        Other Investment Activities investments are primarily carried at fair value, with impairment write-downs recognized in income for "other than temporary" declines in value. The TPC common stock position is classified as available-for-sale. As of March 31, 2004, Other Investment Activities included assets of $3.310 billion, including $1.727 billion in TPC shares, $1.081 billion in hedge funds, the majority of which represents money managed for third-party customers including TPC, $326 million in the LDC Debt/ Refinancing portfolios, and $176 million in other assets. As of March 31, 2003, total assets of Other Investment Activities were $3.034 billion, including $1.425 billion in TPC shares, $885 million in hedge funds, $520 million in the LDC Debt/Refinancing portfolios and $204 million in other assets.

        On April 1, 2004, the merger of TPC and The St. Paul Companies was completed. Existing shares of TPC common stock were converted to 0.4334 shares of common stock of The St. Paul Travelers Companies. Upon completion of the merger, the Company held approximately 43.0 million shares or 6.5% of The St. Paul Travelers Companies' outstanding equity securities. The fair value of these securities as of April 1, 2004 was $1.754 billion.

        The major components of Other Investment Activities revenues, net of interest expense are as follows:

	First Quarter
In millions of dollars
	2004	2003
LDC Debt/Refinancing portfolios	$1	$3
Hedge fund investments	50	15
Other	53	59

Revenues, net of interest expense	$104	$77

        Revenues, net of interest expense, in the 2004 first quarter of $104 million increased $27 million from the 2003 first quarter, primarily resulting from a $35 million increase from improved hedge fund results, partially offset by a $2 million decrease in LDC Debt/Refinancing revenues and a $6 million decrease in other revenues, which includes lower revenues on TPC shares, partially offset by an increase in CAI revenues.

        Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 58.

CORPORATE/OTHER

	First Quarter
In millions of dollars
	2004	2003
Revenues, net of interest expense	$262	$206
Operating expenses	98	268

Income (loss) before taxes and minority interest	164	(62)
Income taxes	5	4
Minority interest, after-tax	(4)	6

Net Income (loss)	$163	$(72)

        Corporate/Other reported net income of $163 million in the 2004 first quarter, an increase of $235 million from the 2003 first quarter. The increase was primarily attributed to the sale of EFS, which resulted in an after-tax gain of $180 million in the 2004 first quarter.

        Revenues, net of interest expense, of $262 million in the 2004 first quarter, increased $56 million from the 2003 first quarter primarily driven by the EFS gain, partially offset by lower treasury results and lower intersegment eliminations. The decreased treasury revenues predominantly related to increased funding costs associated with higher third-party debt levels, partially offset by higher earnings on intercompany placements.

        Operating expenses of $98 million in the 2004 first quarter decreased $170 million from the 2003 first quarter primarily due to lower intersegment eliminations, the absence of the prior-year operating expenses in EFS, lower employee-related costs, and lower unallocated corporate costs.

MANAGING GLOBAL RISK

        The Citigroup risk management framework recognizes the diversity of Citigroup's global business activities by balancing strong corporate oversight with well-defined independent risk management functions within each business. The Citigroup Risk Management Framework is described in detail in Citigroup's 2003 Annual Report on Form 10-K.

        The risk management framework is grounded on the following principles, which apply universally across all businesses and all risk types:

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

•
"Economic losses" includes losses that appear on the income statement and fair value adjustments to the financial statements, as well as any further declines in the value of assets or increases in the value of liabilities not captured on the income statement.

•
"Unexpected losses" is the difference between the potential losses at the 99.97% confidence level and the expected (average) loss over the one-year time period.

        Risk Capital is defined as the amount of capital needed to cover unexpected economic losses during extreme events. Return on Risk Capital is defined as annualized net income divided by Average Risk Capital. Return on Invested Capital is a similar calculation but includes adjustments for goodwill and intangibles in both the numerator and denominator, similar to those necessary to translate return on tangible equity to return on total equity. Return on Risk Capital and Return on Invested Capital are non-GAAP performance measures. Management believes Return on Risk Capital is useful to make incremental investment decisions and serves as a key metric for organic growth initiatives. Return on Invested Capital is used for multi-year investment decisions and as a long term performance measure.

        Methodologies to measure Risk Capital have been jointly developed by Risk Management, Financial Control and Citigroup businesses, and approved by the Citigroup Senior Risk Officer and Citigroup Chief Financial Officer. It is expected, due to the evolving nature of Risk Capital, that these methodologies will continue to be refined.

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

        These risks are measured and aggregated within businesses and across Citigroup to facilitate the understanding of the Company's exposure to extreme downside events and any changes in its level or its composition.

        At March 31, 2004, Risk Capital for Citigroup was calculated to be approximately $47.5 billion, with the following breakdown by risk type:

In billions of dollars

Credit risk	$28.4
Market risk	17.8
Operational risk	5.7
Insurance risk	0.2
Intersector diversification(1)	(4.6)

Total Citigroup	$47.5

Return on Risk Capital (2004 First Quarter)	45%
Return on Invested Capital (2004 First Quarter)	21%

(1)
Reduction in Risk represents diversification between risk sectors.

        Return on Risk Capital and Return on Invested Capital are provided for each product and are disclosed on pages 13 to 30 of this Management's Discussion and Analysis.

        Tier 1 Capital plus the allowance for credit losses qualifying for Tier 2 Capital of $78.7 billion compared favorably to Citigroup Risk Capital requirements of $47.5 billion at March 31, 2004. The difference between Tier 1 Capital plus Reserves and Risk Capital requirements represents a significant level of surplus capital for internal growth, and the flexibility to pursue acquisition opportunities.

CREDIT RISK MANAGEMENT PROCESS

        Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations. Credit risk arises in many of the Company's business activities including lending activities, sales and trading activities, derivatives activities, securities transactions, settlement activities, and when the Company acts as an intermediary on behalf of its clients and other third parties. The credit risk management process at Citigroup relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership.

Details of Credit Loss Experience

In millions of dollars	1st Qtr. 2004	4th Qtr. 2003	3rd Qtr. 2003	2nd Qtr. 2003	1st Qtr. 2003
Allowance for credit losses at beginning of period	$12,643	$10,843	$11,167	$11,049	$11,101

Provision for credit losses
Consumer	2,290	1,951	1,538	1,888	1,939
Corporate	(60)	242	76	298	114

	2,230	2,193	1,614	2,186	2,053

Gross credit losses:
Consumer
In U.S. offices	1,952	1,640	1,264	1,383	1,496
In offices outside the U.S.	794	821	891	832	726
Corporate
In U.S. offices	18	57	110	159	57
In offices outside the U.S.	248	441	302	174	173

	3,012	2,959	2,567	2,548	2,452

Credit recoveries:
Consumer
In U.S. offices	275	212	186	173	192
In offices outside the U.S.	164	205	228	158	144
Corporate(1)
In U.S. offices	35	12	3	19	—
In offices outside the U.S.	53	62	78	57	31

	527	491	495	407	367

Net credit losses
In U.S. offices	1,660	1,473	1,185	1,350	1,361
In offices outside the U.S.	825	995	887	791	724

	2,485	2,468	2,072	2,141	2,085

Other—net(2)	118	2,075	134	73	(20)

Allowance for credit losses at end of period	$12,506	$12,643	$10,843	$11,167	$11,049

Allowance for unfunded lending commitments(3)	600	600	526	567	567

Total allowance for loans, leases, and unfunded lending commitments	$13,106	$13,243	$11,369	$11,734	$11,616

Net consumer credit losses	$2,307	$2,044	$1,741	$1,884	$1,886
As a percentage of average consumer loans	2.45%	2.26%	2.08%	2.28%	2.29%

Net corporate credit losses	$178	$424	$331	$257	$199
As a percentage of average corporate loans	0.73%	1.72%	1.29%	0.98%	0.78%

(1)
Includes $12 million of collections from credit default swaps purchased from third parties in the second quarter of 2003. From the 2003 fourth quarter forward, collections from credit default swaps are included within Principal Transactions on the Consolidated Statement of Income.
(2)
The 2004 first quarter includes the addition of $148 million of credit loss reserves related to the acquisition of WMF. The 2003 fourth quarter includes the addition of $2.1 billion of credit loss reserves related to the acquisition of Sears' Credit Card Business.
(3)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

Cash-Basis, Renegotiated, and Past Due Loans

In millions of dollars	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
Corporate cash-basis loans
Collateral dependent (at lower of cost or collateral value)(1)	$71	$8	$36	$62	$61
Other	2,842	3,411	3,753	4,142	4,021

Total	$2,913	$3,419	$3,789	$4,204	$4,082

Corporate cash-basis loans
In U.S. offices	$518	$640	$856	$977	$722
In offices outside the U.S.	2,395	2,779	2,933	3,227	3,360

Total	$2,913	$3,419	$3,789	$4,204	$4,082

Renegotiated loans (includes Corporate and Commercial Markets Loans)
In U.S. offices	$91	$107	$110	$126	$105
In offices outside the U.S.	33	33	51	52	52

Total	$124	$140	$161	$178	$157

Consumer loans on which accrual of interest had been suspended
In U.S. offices	$2,877	$3,127	$3,086	$2,966	$3,077
In offices outside the U.S.	3,029	2,958	2,690	2,800	2,883

Total	$5,906	$6,085	$5,776	$5,766	$5,960

Accruing loans 90 or more days delinquent(2)(3)
In U.S. offices	$2,983	$3,298	$2,322	$2,493	$2,488
In offices outside the U.S.	545	576	490	436	353

Total	$3,528	$3,874	$2,812	$2,929	$2,841

(1)
A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(2)
Substantially all consumer loans, of which $1,522 million, $1,643 million, $1,672 million, $1,767 million, and $1,735 million are government-guaranteed student loans and Federal Housing Authority mortgages at March 31, 2004, December 31, 2003, September 30, 2003, June 30, 2003, and March 31, 2003, respectively.

(3)
The March 31, 2004 and December 31, 2003 balances include the Sears and Home Depot data.

Other Real Estate Owned and Other Repossessed Assets

In millions of dollars	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
Other real estate owned(1)
Consumer	$396	$437	$460	$479	$509
Corporate	94	105	95	89	78

Total other real estate owned	$490	$542	$555	$568	$587

Other repossessed assets(2)	$123	$151	$182	$228	$255

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

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The table also summarizes the accrual status of Commercial Markets loans as a percentage of related loans. The managed loan portfolio includes credit card receivables held-for-sale and securitized, and the table reconciles to a held basis, the comparable GAAP measure. Only North America Cards from a product view and North America from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio, as the results of both the held and securitized portfolios impact the overall performance of the Cards business. For a further discussion of managed basis reporting, see the Cards business on page 14 and Note 12 to the Consolidated Financial Statements.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

In millions of dollars, except total and average loan amounts in billions	Total Loans	90 Days or More Past Due(1)			Average Loans	Net Credit Losses(1)
Product View:	Mar. 31, 2004	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2003	1st Qtr. 2004	1st Qtr. 2004	4th Qtr. 2003	1st Qr. 2003
Cards	$151.9	$3,152	$3,392	$2,406	$153.5	$2,554	$2,186	$1,832
Ratio		2.08%	2.14%	1.92%		6.69%	6.02%	5.86%
North America	137.3	2,891	3,133	2,180	139.0	2,414	2,052	1,715
Ratio		2.10%	2.18%	1.91%		6.99%	6.25%	6.04%
International	14.6	261	259	226	14.5	140	134	117
Ratio		1.80%	1.76%	1.97%		3.85%	3.84%	4.09%
Consumer Finance	98.8	2,127	2,221	2,183	98.1	870	867	855
Ratio		2.15%	2.36%	2.45%		3.57%	3.68%	3.91%
North America	77.0	1,589	1,683	1,786	76.3	529	512	513
Ratio		2.06%	2.32%	2.60%		2.79%	2.81%	3.06%
International	21.8	538	538	397	21.8	341	355	342
Ratio		2.47%	2.50%	1.93%		6.31%	6.65%	6.69%
Retail Banking	129.2	3,698	3,802	3,644	126.9	155	119	120
Ratio		2.86%	3.07%	3.18%		0.49%	0.39%	0.42%
North America	93.9	2,163	2,299	2,357	91.7	26	24	34
Ratio		2.30%	2.60%	2.87%		0.11%	0.11%	0.17%
International	35.3	1,535	1,503	1,287	35.2	129	95	86
Ratio		4.35%	4.24%	3.95%		1.48%	1.09%	1.07%
Private Bank(2)	36.2	155	121	157	35.3	4	8	2
Ratio		0.43%	0.35%	0.49%		0.04%	0.09%	0.03%
Other Consumer	0.9	—	—	—	0.9	(1)	—	—

Managed loans (excluding Commercial Markets)(3)	$417.0	$9,132	$9,536	$8,390	$414.7	$3,582	$3,180	$2,809
Ratio		2.19%	2.31%	2.31%		3.47%	3.20%	3.14%

Securitized receivables (all in North America Cards)	(76.2)	(1,399)	(1,421)	(1,413)	(75.9)	(1,325)	(1,219)	(1,024)
Credit card receivables held-for-sale(4)	—	—	—	(61)	—	—	(11)	(78)

On-balance sheet loans (excluding Commercial Markets)(5)	$340.8	$7,733	$8,115	$6,916	$338.8	$2,257	$1,950	$1,707
Ratio		2.27%	2.42%	2.40%		2.68%	2.42%	2.38%

		Cash-Basis Loans(1)				Net Credit Losses(1)
Commercial Markets Groups	$39.0	$1,213	$1,350	$1,250	$39.5	$50	$94	$179
Ratio		3.11%	3.38%	2.88%		0.51%	0.93%	1.65%

Total Consumer Loans	$379.8				$378.3	$2,307	$2,044	$1,886

Regional View:
North America (excluding Mexico)	$321.5	$6,316	$6,794	$6,085	$319.6	$2,959	$2,573	$2,253
Ratio		1.96%	2.14%	2.19%		3.72%	3.38%	3.27%
Mexico	7.3	395	388	323	7.4	14	14	12
Ratio		5.43%	5.65%	5.03%		0.77%	0.80%	0.81%
EMEA	33.9	1,722	1,669	1,304	33.8	207	174	114
Ratio		5.08%	4.90%	4.52%		2.46%	2.11%	1.61%
Japan	17.8	382	355	284	17.4	305	323	315
Ratio		2.14%	2.04%	1.63%		7.07%	7.43%	7.28%
Asia (excluding Japan)	33.7	281	286	329	33.6	91	94	99
Ratio		0.83%	0.86%	1.13%		1.09%	1.15%	1.40%
Latin America	2.8	36	44	65	2.9	6	2	16
Ratio		1.27%	1.50%	2.19%		0.76%	0.22%	2.19%

Managed loans (excluding Commercial Markets)(3)	$417.0	$9,132	$9,536	$8,390	$414.7	$3,582	$3,180	$2,809
Ratio		2.19%	2.31%	2.31%		3.47%	3.20%	3.14%

(1)
The ratios of 90 days or more past due, cash-basis loans, and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(2)
Private Bank results are reported as part of the Global Investment Management segment.

(3)
This table presents credit information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. Only North America Cards from a product view, and North America from a regional view, are impacted. See a discussion of managed basis reporting on page 36.

(4)
Included within Other Assets on the Consolidated Balance Sheet.

(5)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the first quarter of 2004, which are included in Consumer Loans on the Consolidated Balance Sheet.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2003	1st Qtr. 2004	4th Qtr. 2003	1st Qtr. 2003
Total managed	$456.0	$452.0	$405.8	$454.2	$434.5	$407.3
Securitized receivables	(76.2)	(76.1)	(71.0)	(75.9)	(74.5)	(67.7)
Loans held-for-sale(1)	—	—	(3.0)	—	(0.6)	(5.1)

On-balance sheet(2)	$379.8	$375.9	$331.8	$378.3	$359.4	$334.5

(1)
Included within Other Assets on the Consolidated Balance Sheet.

(2)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the first quarter of 2004, approximately $4 billion and $4 billion, respectively, for the fourth quarter of 2003, and approximately $1 billion and $1 billion, respectively, for the first quarter of 2003, which are included in Consumer Loans on the Consolidated Balance Sheet.

        Total delinquencies 90 days or more past due (excluding Commercial Markets) in the managed portfolio were $9.132 billion or 2.19% of loans at March 31, 2004, compared to $9.536 billion or 2.31% at December 31, 2003 and $8.390 billion or 2.31% at March 31, 2003. Total cash-basis loans in Commercial Markets were $1.213 billion or 3.11% of loans at March 31, 2004, compared to $1.350 billion or 3.38% at December 31, 2003 and $1.250 billion or 2.88% at March 31, 2003. Total managed net credit losses (excluding Commercial Markets) in the 2004 first quarter were $3.582 billion and the related loss ratio was 3.47%, compared to $3.180 billion and 3.20% in the 2003 fourth quarter and $2.809 billion and 3.14% in the 2003 first quarter. In Commercial Markets, total net credit losses were $50 million and the related loss ratio was 0.51% in the 2004 first quarter, compared to $94 million and 0.93% in the 2003 fourth quarter and $179 million and 1.65% in the 2003 first quarter. For a discussion of trends by business, see business discussions on pages 13 to 18 and pages 26 to 27.

        Citigroup's total allowance for loans, losses and corporate lending commitments of $13.106 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $9.218 billion at March 31, 2004, $9.088 billion at December 31, 2003 and $7.070 billion at March 31, 2003. The increase in the allowance for credit losses from March 31, 2003 was primarily due to additions of $2.1 billion and $148 million associated with the acquisitions of Sears and WMF, respectively, as well as the impact of foreign currency translation, partially offset by the write-down of Argentine compensation notes in the 2003 third quarter.

        On-balance sheet consumer loans of $379.8 billion increased $48.0 billion or 14% from March 31, 2003, primarily driven by the additions of the Sears, Home Depot and WMF portfolios, combined with growth in mortgage and other real-estate secured loans in Consumer Assets, Consumer Finance and Private Bank and the impact of strengthening currencies. Growth in student loans in North America and margin lending in Private Bank also contributed to the growth in consumer loans. Excluding the impact of acquisitions, growth in credit card receivables was partially offset by a decline in introductory promotional rate balances reflecting a shift in acquisition marketing strategies, higher securitization levels and the sale of $1.7 billion of non-strategic portfolios in the 2003 second quarter. In CitiCapital, loans declined $5.1 billion reflecting the continued liquidation of non-core portfolios including a reduction of approximately $1.2 billion resulting from the 2003 third quarter sale of the CitiCapital Fleet Services portfolio.

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

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2003
Corporate Cash-Basis Loans
Capital Markets and Banking	$2,811	$3,263	$3,543
Transaction Services	102	156	539

Total Corporate Cash-Basis Loans	$2,913	$3,419	$4,082

Net Credit Losses
Capital Markets and Banking	$184	$412	$192
Transaction Services	(7)	13	9
Other	1	(1)	(2)

Total Net Credit Losses	$178	$424	$199

Corporate Allowance for Credit Losses	$3,288	$3,555	$3,979
Corporate Allowance for Credit Losses on Unfunded Lending Commitments(1)	600	600	567

Total Corporate Allowance for Loans, Leases, and Unfunded Lending Commitments	$3,888	$4,155	$4,546

Corporate Allowance As a Percentage of Total Corporate Loans(2)	3.27%	3.62%	3.77%

(1)
Represents additional reserves recorded within Other Liabilities on the Consolidated Balance Sheet.

(2)
Does not include the Allowance for Unfunded Lending Commitments.

        Corporate cash-basis loans were $2.913 billion, $3.419 billion and $4.082 billion at March 31, 2004, December 31, 2003, and March 31, 2003, respectively. Cash-basis loans decreased $1.169 billion from March 31, 2003 due to decreases in Capital Markets and Banking and Transaction Services. Capital Markets and Banking primarily reflects decreases to borrowers in the telecommunications and power and energy industries and charge-offs against reserves as well as paydowns on corporate borrowers in Argentina, Mexico, Hong Kong, and New Zealand. Transaction Services decreased primarily due to decreases in a reclassification of cash-basis loans along with charge-offs in Argentina and Poland. Cash-basis loans decreased $506 million from December 31, 2003 due to decreases in Capital Markets and Banking and Transaction Services. Capital Markets and Banking decreased primarily due to charge-offs taken against reserves and paydowns from borrowers in the power and energy industry.

        Total corporate Other Real Estate Owned (OREO) was $94 million, $105 million and $78 million at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

        Total corporate loans outstanding at March 31, 2004 were $100 billion as compared to $98 billion at December 31, 2003 and $105 billion at March 31, 2003.

        Total corporate net credit losses of $178 million at March 31, 2004 decreased $246 million compared to December 31, 2003 primarily reflecting recoveries as well as lower net credit losses from counterparties in Europe.

        The allowance for credit losses is established by management based upon estimates of probable losses inherent in the portfolio. This evaluative process includes the utilization of statistical models to analyze such factors as default rates, both historic and projected, geographic and industry concentrations and environmental factors. Larger non-homogeneous credits are evaluated on an individual loan basis examining such factors as the borrower's financial strength and payment history, the financial stability of any guarantors and, for secured loans, the realizable value of any collateral. Additional reserves are established to provide for imprecision caused by the use of historical and projected loss data. Judgmental assessments are used to determine residual losses on the leasing portfolio.

        Citigroup's allowance for credit losses for loans, leases, and unfunded lending commitments of $13.106 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the corporate portfolio was $3.888 billion at March 31, 2004, compared to $4.155 billion at December 31, 2003 and $4.546 billion at March 31, 2003. The allowance attributed to corporate loans, leases and unfunded lending commitments as a percentage of corporate loans was 3.87% at March 31, 2004, as compared to 4.24% and 4.31% at December 31, 2003 and March 31, 2003, respectively. The $658 million decrease in total corporate reserves for the 12 months ending March 31, 2004 primarily reflects write-offs against previously-established reserves in the telecommunications and power and energy industries and reserve releases of $450 million due to improving credit quality in the portfolio. The $267 million decrease in the total corporate allowance from the 2003 fourth quarter primarily reflects a $150 million reserve release geographically attributed to Argentina ($50 million), Latin

America ($46 million), North America ($37 million), Asia, excluding Japan ($10 million), and EMEA ($7 million). The $150 million reserve release was primarily due to an improving credit environment as evidenced by a decline in the estimates of probable losses inherent in the portfolio and declines in classified and cash-basis loans. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Corporate net credit losses and cash-basis loans are expected to improve from 2003 reflecting improving global economic conditions. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 58.

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

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" section beginning on page 46. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in Non-trading Portfolios, as well as in Trading Portfolios.

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

Citigroup Interest Rate Exposure (Impact on Pretax Earnings)(1)

        The table below illustrates the impact to Citigroup's pretax earnings over a one-year and five-year time horizon from a 100 basis point (bps) increase and a 100 basis point decrease in the yield curves applicable to various currencies, the primary scenarios evaluated by senior management.

	March 31, 2004		December 31, 2003		March 31, 2003(2)
In millions of dollars	100 bps Increase	100 bps Decrease	100 bps Increase	100 bps Decrease	100 bps Increase	100 bps Decrease
U.S. dollar
Twelve months and less	$(529)	$(71)	$(793)	$266	$(765)	$930
Discounted five year	$1,024	$(3,391)	$558	$(2,739)	$(140)	$406
Mexican peso
Twelve months and less	$63	$(63)	$55	$(55)	$6	$(6)
Discounted five year	$213	$(213)	$226	$(226)	$50	$(50)
Euro(3)
Twelve months and less	$(106)	$106	$(86)	$86
Discounted five year	$(47)	$47	$32	$(32)
Japanese yen(3)
Twelve months and less	$83	NM (4)	$65	NM (4)
Discounted five year	$264	NM (4)	$142	NM (4)
Pound sterling(3)
Twelve months and less	$63	$(63)	$31	$(31)
Discounted five year	$217	$(217)	$142	$(142)

(1)
Excludes the insurance companies (see below).

(2)
Mexican peso amounts as of March 31, 2003 have been restated from a statistical equivalent basis to a 100 basis point change in interest rates.

(3)
Prior-period data as of March 31, 2003 for the euro, Japanese yen and pound sterling under the revised Citigroup market risk management policy is not available. Earnings-at-risk for these currencies was not material in prior periods.

(4)
Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the Japanese yen yield curve.

        The changes in U.S. dollar Interest Rate Exposure from the prior year-end and prior year quarter, reflect changes in the aggregate asset/liability mix, changes in actual and projected pre-payments for mortgages and mortgage-related investments, as well as Citigroup's view of prevailing interest rates.

Insurance Companies

        The table below reflects the estimated decrease in the fair value of financial instruments held in the insurance companies, as a result of a 100 basis point increase in interest rates.

In millions of dollars	March 31, 2004	December 31, 2003	March 31, 2003
Assets:
Investments	$2,269	$2,226	$1,988

Liabilities:
Long-term debt	$7	$8	$9
Contractholder funds	1,017	996	958

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

        Factor sensitivities are defined as the change in the value of a position for a defined change in a market risk factor (e.g., the change in the value of a U.S. Treasury bill for a 1 basis point change in interest rates). It is the responsibility of independent market risk management to ensure that factor sensitivities are calculated, monitored and, in some cases, limited, for all relevant risks taken in a trading portfolio.

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

        Citigroup periodically performs extensive back-testing of many hypothetical test portfolios as one check on the accuracy of its Value-at-Risk. Back-testing is the process in which the ex-ante daily Value-at-Risk of a test portfolio is compared to the ex-post daily change in the market value of its transactions. Back-testing is conducted to ascertain if in fact we are measuring potential market loss at the 99% confidence level. A daily trading loss in excess of a 99% confidence level Value-at-Risk should occur on average only 1% of the time. In all cases, thus far, Citigroup's Value-at-Risk has met this requirement.

        New and/or complex products in trading portfolios are required to be reviewed and approved by the Capital Markets Approval Committee (CMAC). The CMAC is responsible for ensuring that all relevant risks are identified and understood, and can be measured, managed and reported in accordance with applicable business policies and practices. The CMAC is made up of senior representatives from market and credit risk management, legal, accounting, operations and other support areas.

        The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

        For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $97 million at March 31, 2004. Daily exposures averaged $100 million during the 2004 first quarter and ranged from $80 million to $212 million.

        The following table summarizes Value-at-Risk in the trading portfolios as of March 31, 2004 and December 31, 2003, along with the first quarter 2004 and full year 2003 averages:

In millions of dollars	March 31, 2004	First Quarter 2004 Average	December 31, 2003	Full-Year 2003 Average
Interest rate	$94	$86	$83	$79
Foreign exchange	18	19	14	21
Equity	28	42	17	15
Commodity	16	15	13	8
Covariance adjustment	(59)	(62)	(44)	(43)

Total	$97	$100	$83	$80

        The table below provides the ranges of Value-at-Risk in the trading portfolios that were experienced during the first quarter of 2004 and full year 2003:

	First Quarter 2004		Full-Year 2003
In millions of dollars
	Low	High	Low	High
Interest rate	$76	$94	$55	$107
Foreign exchange	12	29	11	34
Equity	15	180	7	87
Commodity	12	19	2	32

OPERATIONAL RISK MANAGEMENT PROCESS

        Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. It includes reputation and franchise risks associated with business practices or market conduct that the Company may undertake with respect to activities in a fiduciary role, as principal as well as agent, or through a special-purpose vehicle.

        The Citigroup Operational Risk Policy codifies the core governing principles for operational risk management and provides the framework to identify, control, monitor, measure, and report operational risks in a consistent manner across the Company.

Risk and Control Self-Assessment

        The Company's Risk and Control Self-Assessment (RCSA) incorporates standards for risk and control self-assessment that are applicable to all businesses and establish RCSA as the process whereby risks that are inherent in a business' strategy, objectives, and activities are identified and the effectiveness of the controls over those risks are evaluated and monitored. The Company's RCSA is based on principles of The Committee of Sponsoring Organizations of the Treadway Commission, which have been adopted as the minimum standards for all internal control reviews that comply with Sarbanes-Oxley, Federal Deposit Insurance Corporation Improvement Act (FDICIA) or operational risk requirements. The policy requires, on a quarterly basis, businesses and staff functions to perform an RCSA that includes documentation of the control environment and policies, assessing the risks and controls, testing commensurate with risk level, corrective action tracking for control breakdowns or deficiencies and periodic reporting, including reporting to senior management and the Audit Committee. The entire process is subject to audit by Citigroup's Audit and Risk Review with reporting to the Audit and Risk Management Committee of the Board.

Information Security and Continuity of Business

        Citigroup formed an Executive Council of senior business managers to oversee information security and continuity of business policy and implementation. These are important issues for the Company and the entire industry in light of the risk environment. Significant upgrades to the Company's processes are continuing.

        The Company's Information Security Program complies with the Gramm-Leach Bliley Act and other regulatory guidance. The Citigroup Information Security Office conducted an end-to-end review of company-wide risk management processes for mitigating, monitoring, and responding to information security risk.

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

        Management oversight of cross-border risk is performed through a formal country risk review process that includes setting of cross-border limits, at least annually, in each country in which Citigroup has cross-border exposure, monitoring of economic conditions globally and within individual countries with proactive action as warranted, and the establishment of internal risk management policies. Under Federal Financial Institutions Examination Council (FFIEC) guidelines, total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Cross-border claims on third parties (trade and short-, medium- and long-term claims) include cross-border loans, securities, deposits with banks, investments in affiliates, and other monetary assets, as well as net revaluation gains on foreign exchange and derivative products.

        The cross-border outstandings are reported by assigning externally-guaranteed outstandings to the country of the guarantor and outstandings for which tangible, liquid collateral is held outside of the obligor's country to the country in which the collateral is held. For securities received as collateral, outstandings are assigned to the domicile of the issuer of the securities.

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

March 31, 2004
								December 31, 2003
	Cross-Border Claims on Third Parties				Net Investments in and Funding of Local Franchises(2)
						Total Cross- Border Out- standings		Total Cross- Border Out- standings
In billions of dollars	Trading and Short- Term Claims(1)	Resale Agree- ments	All Other	Total			Commit- ments(3)		Commit- ments(3)
United Kingdom	$6.2	$18.7	$2.8	$27.7	$—	$27.7	$40.8	$32.4	$28.3
Germany	15.9	1.7	1.5	19.1	4.1	23.2	16.7	21.7	14.5
France	8.1	7.6	1.1	16.8	0.4	17.2	7.9	14.8	7.9
Italy	12.2	1.6	0.3	14.1	2.1	16.2	2.2	14.2	2.3
Canada	2.9	0.9	1.3	5.1	5.0	10.1	2.3	10.2	2.2
Japan	2.2	5.7	1.6	9.5	—	9.5	0.5	11.7	0.5
Netherlands	6.6	0.4	1.5	8.5	—	8.5	4.4	8.4	3.7
Australia	2.1	0.6	0.7	3.4	3.4	6.8	0.2	8.2	0.2

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

        Total cross-border outstandings for March 31, 2004 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis amounted to $10.1 billion for the United Kingdom, $38.3 billion for Germany, $18.0 billion for France, $19.7 billion for Italy, $10.1 billion for Canada, $10.7 billion for Japan, $11.8 billion for the Netherlands, and $8.7 billion for Australia.

        Total cross-border outstandings for December 31, 2003 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis amounted to $14.6 billion for the United Kingdom, $41.4 billion for Germany, $17.5 billion for France, $18.7 billion for Italy, $11.5 billion for Canada, $11.9 billion for Japan, $10.0 billion for the Netherlands, and $9.8 billion for Australia.

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

        As noted in the table below, Citigroup maintained a well-capitalized position during the first quarter of 2004 and the full year of 2003.

Citigroup Ratios

	March 31, 2004	December 31, 2003

Tier 1 capital	8.96%	8.91%
Total capital (Tier 1 and Tier 2)	12.25%	12.04%
Leverage(1)	5.40%	5.56%
Common stockholders' equity	7.65%	7.67%

(1)
Tier 1 capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars	March 31, 2004	December 31, 2003
Tier 1 capital
Common stockholders' equity	$100,759	$96,889
Qualifying perpetual preferred stock	1,125	1,125
Qualifying mandatorily redeemable securities of subsidiary trusts	6,350	6,257
Minority interest	1,192	1,158
Less: Net unrealized gains on securities available-for-sale(1)	(3,777)	(2,908)
Accumulated net gains on cash flow hedges, net of tax	(554)	(751)
Intangible assets:(2)
Goodwill	(28,549)	(27,581)
Other disallowed intangible assets	(6,994)	(6,725)
50% investment in certain subsidiaries(3)	(50)	(45)
Other	(538)	(548)

Total Tier 1 capital	68,964	66,871

Tier 2 capital
Allowance for credit losses(4)	9,779	9,545
Qualifying debt(5)	15,188	13,573
Unrealized marketable equity securities gains(1)	464	399
Less: 50% investment in certain subsidiaries(3)	(49)	(45)

Total Tier 2 capital	25,382	23,472

Total capital (Tier 1 and Tier 2)	$94,346	$90,343

Risk-adjusted assets(6)	$769,914	$750,293

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

(2)
The increase in intangible assets is primarily due to the acquisition of WMF in January 2004.

(3)
Represents unconsolidated banking and finance subsidiaries.

(4)
Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(5)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 capital.

(6)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $42.4 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of March 31, 2004, compared to $39.1 billion as of December 31, 2003. Market risk-equivalent assets included in risk-adjusted assets amounted to $42.5 billion and $40.6 billion at March 31, 2004 and December 31, 2003, respectively. Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        The increase of $3.9 billion in common stockholders' equity during the quarter primarily reflected net income of $5.3 billion, the issuance of shares pursuant to employee benefit plans and other activity of $1.4 billion, and the after-tax net change in equity from nonowner sources of $0.7 billion. These increases were offset by dividends declared on common and preferred stock of $2.1 billion, the net issuance of restricted and deferred stock of $0.9 billion, and treasury stock acquired of $0.5 billion including shares repurchased from the Citigroup Employee Pension Fund. The decrease in the common stockholders' equity ratio during the first three months of 2004 reflected the above items and the 4% increase in total assets.

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 capital, at March 31, 2004 and December 31, 2003 were $6.350 billion and $6.257 billion, respectively. The amount outstanding at December 31, 2003 included $5.217 billion of parent-obligated securities and $840 million of subsidiary-obligated securities. During the 2004 first quarter, the Company deconsolidated the subsidiary issuer trusts in accordance with FIN 46-R. Although the FRB has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital, it is possible that a change may result in these securities' qualifying for Tier 2 capital rather than Tier 1 capital. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 58. If Tier 2 capital treatment had been required at March 31, 2004, Citigroup would have continued to be "well-capitalized."

        Citicorp's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well-capitalized" under federal bank regulatory agency definitions, Citicorp's depository institutions must have a Tier 1 capital ratio of at least 6%, a combined Tier 1 and Tier 2 capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. At March 31, 2004, all of Citicorp's subsidiary depository institutions were "well-capitalized" under the federal regulatory agencies' definitions.

        Similar to Citigroup, Citicorp's capital ratios include the benefit of the inclusion of trust preferred securities.

Citicorp Ratios

	March 31, 2004	December 31, 2003
Tier 1 capital	8.80%	8.44%
Total capital (Tier 1 and Tier 2)	13.00%	12.68%
Leverage(1)	6.69%	6.70%
Common stockholders' equity	10.08%	9.97%

(1)
Tier 1 capital divided by adjusted average assets.

Citicorp Components of Capital Under Regulatory Guidelines

In billions of dollars	Mar. 31, 2004	Dec. 31, 2003
Tier 1 capital	$53.5	$50.7
Total capital (Tier 1 and Tier 2)	$79.1	$76.2

Other Subsidiary Capital Considerations

        Certain of the Company's U.S. and non-U.S. broker/dealer subsidiaries, including Citigroup Global Markets Inc. (CGMI), an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI), are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The Company's U.S. registered broker/dealer subsidiaries are subject to the Securities and Exchange Commission's net capital rule, Rule 15c3-1 (the Net Capital Rule), promulgated under the Exchange Act. The Net Capital Rule requires the maintenance of minimum net capital, as defined. The Net Capital Rule also limits the ability of broker/dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict CGMHI's ability to withdraw capital from its broker/dealer subsidiaries, which in turn could limit CGMHI's ability to pay dividends and make payments on its debt. CGMHI monitors its leverage and capital ratios on a daily basis. Certain of the Company's broker/dealer subsidiaries are also subject to regulation in the countries outside of the U.S. in which they do business. Such regulations may include requirements to maintain specified levels of net capital or its equivalent. The Company's U.S. and non-U.S. broker/dealer subsidiaries were in compliance with their respective capital requirements at March 31, 2004.

        Certain of the Company's Insurance Subsidiaries are subject to regulatory capital requirements. The National Association of Insurance Commissioners (NAIC) adopted risk-based capital (RBC) requirements for life insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, the Company believes it is not appropriate to use the formulas to rate or to rank such companies. At March 31, 2004, all of the Company's life insurance companies had adjusted capital in excess of amounts requiring Company or any regulatory action.

Share Repurchases

        Under its long-standing repurchase program, the Company buys back common shares in the market or otherwise from time to time, primarily to provide shares for use under its equity compensation plans.

        The following table summarizes the Company's repurchase program during the 2004 first quarter:

In millions, except per share amounts	Total Shares Repurchased(1)	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
January 2004	10.0	$50.22	$2,230
February 2004	0.5	48.89	2,208
March 2004	—	—	2,208

First quarter 2004	10.5	$50.14	$2,208

(1)
All repurchases were transacted under an existing authorized share repurchase plan which was publicly announced on July 17, 2002 with a total repurchase authority of $7.5 billion. Smith Barney, which is included within the Private Client Services segment, executes all transactions in the open market except for 10.0 million shares which were repurchased from the Citigroup Employee Pension Fund in January 2004 at prevailing market prices.

Regulatory Capital and Accounting Standards Developments

        The Basel Committee on Banking Supervision (the Basel Committee), consisting of central banks and bank supervisors from 13 countries, is developing a new set of risk-based capital standards (the New Accord), on which it has received significant input from Citigroup and other major banking organizations. In a press release dated January 15, 2004, it was announced that the Basel Committee will make further refinements to certain critical components of Pillar 1 of the New Accord, including the rules for recognizing credit risk mitigation techniques. The Basel Committee has subsequently published changes for the capital treatment of expected and unexpected credit losses, the treatment of securitization-related exposures, and principles for the cross-border implementation of the advanced measurement approaches (AMA) for operational risk requirements. The Basel Committee also clarified the implementation of the supervisory review of capital adequacy (Pillar 2 of the New Accord). Additionally, the Basel Committee has committed to revisiting the treatment of retail credit exposures by their next meeting. The Basel Committee's next scheduled meeting is in May 2004, where working groups will make recommendations on outstanding issues and the Basel Committee will address the calibration of capital requirements under Pillar 1. The Basel Committee intends to finalize the New Accord by mid-year 2004. The U.S. banking regulators issued an advance notice of proposed rulemaking in August 2003 to address issues in advance of publishing their proposed rules incorporating the new Basel standards. The final version of these rules will apply to Citigroup and other large U.S. banks and bank holding companies. Citigroup is assessing the impact of the proposed new capital standards, participating in efforts to refine the standards and monitoring the progress of the Basel initiative. The U.S. banking regulators have proposed an effective date of January 1, 2007 for the New Accord.

        In January 2003, FASB issued accounting guidance in FIN 46 (which was subsequently revised in December 2003) which requires the consolidation of certain types of special-purpose vehicles that previously were recorded as off-balance sheet exposures. Although FASB deferred the effective date of FIN 46 until periods ending after December 15, 2003, Citigroup elected to implement the provisions of FIN 46 as of July 1, 2003, with the exception of the deferral related to certain investment company subsidiaries. FIN 46-R was adopted in the 2004 first quarter. The impact of both these implementations was not material to the capital ratios of Citigroup. On September 12, 2003, the federal bank regulatory agencies issued an interim final rule and a notice of proposed rulemaking concerning how this new requirement will be incorporated into the risk-based capital framework. The interim final rule was to be effective only for reporting periods ending September 30, 2003, December 31, 2003, and March 31, 2004. On April 26, 2004, the federal bank regulatory agencies extended the interim rule through the June 30, 2004 reporting period. The impact of adopting the interim rule did not have a material impact on the capital ratios of Citigroup.

        Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 58.

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

        A primary tenet of Citigroup's liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. Along with the role of the Corporate Treasurer, the Global Asset and Liability Committee (ALCO) undertakes this oversight responsibility. The Global ALCO functions as an oversight forum composed of Citigroup's Chief Financial Officer, Senior Risk Officer, Corporate Treasurer, independent Senior Treasury Risk Officer, Head of Risk Architecture and the senior corporate and business treasurers and business chief financial officers. One of the objectives of the Global ALCO is to monitor and review the overall liquidity and balance sheet positions of Citigroup and its principal subsidiaries and to address corporate-wide policies and make recommendations back to senior management and the business units. Similarly, ALCOs are also established for each country and/or major line of business.

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

        As of March 31, 2004, Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies, without regulatory approval, of approximately $7.0 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of March 31, 2004, its bank subsidiaries can directly or through their parent holding company distribute dividends to Citicorp of approximately $5.2 billion of the available $7.0 billion.

        Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

        As discussed in the "Capital Resources" section beginning on page 46, the ability of CGMHI to declare dividends could be restricted by capital considerations of its broker/dealer subsidiaries.

        The Travelers Insurance Company (TIC) is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $845 million of statutory surplus is available by the end of the year 2004 for such dividends without the prior approval of the Connecticut Insurance Department, of which $467 million was paid during the 2004 first quarter.

        During 2004, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 58.

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

        Citigroup's funding sources are well-diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the Parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $499.2 billion at March 31, 2004. A significant portion of these deposits have been, and are expected to be, long-term and stable and are considered core.

        Citigroup and its subsidiaries have a significant presence in the global capital markets. A substantial portion of the publicly underwritten debt issuance is originated in the name of Citigroup. Debt is also issued in the name of CGMHI, which issues medium-term notes and structured notes, primarily in response to specific investor inquiries. Publicly underwritten debt was also formerly issued by Citicorp, Associates First Capital Corporation (Associates), CitiFinancial Credit Company, and WMF. Citicorp has guaranteed various debt obligations of Associates, CitiFinancial Credit Company, and WMF, each an indirect subsidiary of Citicorp. Other significant elements of long-term debt in the Consolidated Balance Sheet include advances from the Federal Home Loan Bank system, asset-backed outstandings related to the purchase of Sears, and debt of foreign subsidiaries.

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

        Citigroup has an unutilized bilateral committed revolving credit facility in the amount of $130 million that expires in 2004. Under this facility the Company is required to maintain a certain level of consolidated stockholders' equity (as defined in the agreements). The Company exceeded this requirement by approximately $76.9 billion at March 31, 2004.

        Citigroup uses its liquidity to service debt obligations, to pay dividends to its stockholders, to support organic growth, to fund acquisitions and to repurchase its shares in the market or otherwise pursuant to Board of Directors-approved plans.

        Each of Citigroup's major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the environment in which it operates. Additional liquidity considerations for Citigroup's principal subsidiaries follow.

Citicorp

        Citicorp, a U.S. bank holding company with no significant operating activities of its own, is a wholly owned indirect subsidiary of Citigroup. While Citicorp is a separately-rated entity, it did not access external markets for any long-term debt or equity issuance in the 2004 first quarter. Citicorp continues to issue commercial paper and other short-term debt instruments within Board-established limits and certain management guidelines.

        On a combined basis, at the Holding Company level, Citigroup and Citicorp maintain sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without incremental access to the unsecured markets. In aggregate, bank subsidiaries maintain "cash capital," defined as core deposits, long-term liabilities, and capital, in excess of their illiquid assets.

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

        A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 59% and 58% of total funding at March 31, 2004 and December 31, 2003, respectively, are broadly diversified by both geography and customer segments.

        Asset securitization programs remain an important source of liquidity. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. See Note 12 to the Consolidated Financial Statements for additional information about off-balance sheet arrangements.

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, has an unutilized credit facility of Canadian $1.0 billion as of March 31, 2004 that matures in 2004. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the credit facility's agreements). At March 31, 2004, this requirement was exceeded by approximately $67.8 billion.

CGMHI

        CGMHI's total assets were $366 billion at March 31, 2004, an increase from $351 billion at year-end 2003. Due to the nature of the CGMHI's trading activities, it is not uncommon for CGMHI's asset levels to fluctuate significantly from period to period.

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

        CGMHI funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements, and secured loans is CGMHI's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" (FIN 41). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $233 billion at March 31, 2004. Uncollateralized short-term borrowings provide CGMHI with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $26.2 billion at March 31, 2004.

        CGMHI has a $4.85 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. Commitments to lend under this facility terminate in May 2004. Any borrowings under this facility would mature in May 2006. CGMHI also has $2.13 billion in committed uncollateralized 364-day facilities with unaffiliated banks that extend through various dates in 2004, and a $100 million 364-day collateralized facility that extends through December 2004. CGMHI may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate) and compensates the banks for these facilities through facility fees. At March 31, 2004, there were no outstanding borrowings under these facilities. CGMHI also has committed long-term financing facilities with unaffiliated banks. At March 31, 2004, CGMHI had drawn down the full $1.7 billion then available under these facilities. A bank can terminate its facility by giving CGMHI prior notice (generally one year). CGMHI compensates the banks for the facilities through facility fees.    Under all of these facilities, CGMHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At March 31, 2004, this requirement was exceeded by approximately $7.9 billion. CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

        CGMHI's borrowing relationships are with a broad range of banks, financial institutions and other firms, including affiliates, from which it draws funds. The volume of CGMHI's borrowings generally fluctuates in response to changes in the level of CGMHI's financial instruments, commodities and contractual commitments, customer balances, the amount of securities purchased under agreements to resell and securities borrowed transactions. As CGMHI's activities increase, borrowings generally increase to fund the additional activities. Availability of financing to CGMHI can vary depending upon market conditions, credit ratings and the overall availability of credit to the securities industry. CGMHI seeks to expand and diversify its funding mix as well as its creditor sources. Concentration levels for these sources, particularly for short-term lenders, are closely monitored both in terms of single investor limits and daily maturities.

        CGMHI monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, CGMHI attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis in the event that CGMHI's access to uncollateralized financing is temporarily impaired. This is documented in CGMHI's contingency funding plan. This plan is reviewed periodically to keep the funding options current and in line with market conditions. The management of this plan includes an analysis used to determine CGMHI's ability to withstand varying levels of stress, including ratings downgrades, which could impact its liquidation horizons and required margins. CGMHI maintains a loan value of unencumbered securities in excess of its outstanding short-term unsecured liabilities. This is monitored on a daily basis. CGMHI also ensures that long-term illiquid assets are funded with long-term liabilities.

The Travelers Insurance Company (TIC)

        At March 31, 2004, TIC had $44.6 billion of life and annuity product deposit funds and reserves. Of that total, $25.5 billion is not subject to discretionary withdrawal based on contract terms. The remaining $19.1 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $7.1 billion of liabilities that is surrenderable with market value adjustments. Also included is an additional $6.2 billion of the life insurance and individual annuity liabilities which is subject to discretionary withdrawals at an average surrender charge of 5.15%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $5.8 billion of liabilities is surrenderable without charge. Approximately 9.4% of this relates to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

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

        Our credit card receivable and mortgage loan securitizations are organized as QSPEs and are, therefore, not VIEs subject to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). SPEs may be QSPEs or VIEs or neither. When an entity is deemed a variable interest entity (VIE) under FIN 46, the entity in question must be consolidated by the primary beneficiary; however, we are not the primary beneficiary of most of these entities and as such do not consolidate most of them.

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

        At March 31, 2004 and December 31, 2003, total assets in the credit card trusts were $83 billion and $89 billion, respectively. Of those amounts at March 31, 2004 and December 31, 2003, $76 billion and $76 billion, respectively, has been sold to investors via trust-issued securities, and the remaining seller's interest of $7 billion and $13 billion, respectively, is recorded in Citigroup's Consolidated Balance Sheet as Consumer Loans. Included in the $76 billion are retained securities issued by the trust totaling $1.1 billion at both March 31, 2004 and December 31, 2003. Citigroup retains credit risk on its seller's interests and reserves for expected credit losses. Amounts receivable from the trusts were $1.2 billion and $1.4 billion, respectively, and amounts due to the trusts were $1.1 billion and $1.1 billion, respectively, at March 31, 2004 and December 31, 2003. The Company also recognized an interest-only strip of $836 million at both March 31, 2004 and December 31, 2003, that arose from the calculation of gain or loss at the time assets were sold to the QSPE. In the three months ended March 31, 2003, the Company recorded net gains of $146 million, primarily related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations. No such gains were recorded during the first three months of 2004.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights that entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other assets securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. At March 31, 2004 and December 31, 2003, the total amount of mortgage and other loan products securitized and outstanding was $129.6 billion and $141.1 billion, respectively. Servicing rights and other retained interests amounted to $5.6 billion and $6.3 billion at March 31, 2004 and December 31, 2003, respectively. The Company recognized gains related to the securitization of mortgages and other assets of $93.0 million and $86.2 million during the three months ended March 31, 2004 and 2003, respectively.

Securitizations of Client Assets

        The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit. These non-consolidation conclusions were not changed upon the adoption of FIN 46 (revised December 2003) (FIN 46-R) in the first quarter of 2004. At March 31, 2004 and December 31, 2003, total assets in the unconsolidated conduits were $45 billion and $44 billion, respectively, and liabilities were $45 billion and $44 billion, respectively. One conduit with assets of $763 million at March 31, 2004 and $823 million at December 31, 2003 is consolidated.

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

        The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage collateralized debt obligations (CDOs) and synthetic CDOs for institutional clients and retail customers, that match the clients' investment needs and preferences. Typically these instruments diversify investors' risk to a pool of assets as compared with investments in an individual asset. The variable interest entities (VIEs), which are issuers of CDO securities, are generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher-rated debt CDO securities or U.S. Treasury securities to provide a greater or a very high degree of certainty of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it or, in other cases, only to manage work-out credits. The Company may also provide other financial services and/or products to the VIEs for market-rate fees. These may include: the provision of liquidity or contingent liquidity facilities, interest rate or foreign exchange hedges and credit derivative instruments, as well as the purchasing and warehousing of securities until they are sold to the SPE. The Company is not the primary beneficiary of these VIEs under FIN 46 due to our limited continuing involvement and, as a result, we do not consolidate their assets and liabilities in our financial statements.

        See Note 12 to the Consolidated Financial Statements for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitment as of March 31, 2004 and December 31, 2003. Further details are included in the footnotes.

In millions of dollars	March 31, 2004	December 31, 2003
Financial standby letters of credit and foreign office guarantees	$37,284	$36,402
Performance standby letters of credit and foreign office guarantees	7,850	8,101
Commercial and similar letters of credit	4,728	4,411
One- to four-family residential mortgages	6,405	3,599
Revolving open-end loans secured by one- to four-family residential properties	12,519	14,007
Commercial real estate, construction and land development	1,540	1,382
Credit card lines(1)	742,036	739,162
Commercial and other consumer loan commitments(2)	222,615	210,751

Total	$1,034,977	$1,017,815

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $131 billion and $119 billion with original maturity of less than one year at March 31, 2004 and December 31, 2003, respectively.

        See Note 14 to the Consolidated Financial Statements for additional information on credit commitments and lines of credit.

CORPORATE GOVERNANCE AND CONTROLS AND PROCEDURES

        Citigroup has had a long-standing process whereby business and financial officers throughout the Company attest to the accuracy of financial information reported in corporate systems as well as the effectiveness of internal controls over financial reporting and disclosure processes. The Sarbanes-Oxley Act of 2002 requires CEOs and CFOs to make certain certifications with respect to this report and to the Company's disclosure controls and procedures and internal control over financial reporting.

        The Company's Disclosure Committee has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures for the Company in connection with its external disclosures. Citigroup has a Code of Conduct that expresses the values that drive employee behavior and maintains the Company's commitment to the highest standards of conduct. The Company has established an ethics hotline for employees. In addition, the Company adopted a Code of Ethics for Financial Professionals which applies to all finance, accounting, treasury, tax and investor relations professionals worldwide and which supplements the Company-wide Code of Conduct.

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

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: the continued improvement in global economic conditions; sovereign or regulatory actions; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of interest rates, bankruptcy filings and unemployment rates around the world; the credit performance of the portfolios; portfolio growth and seasonal factors; subsidiaries' dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the effect of the acquisition of KorAm Bank; and the resolution of legal proceedings and related matters.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
In millions of dollars, except per share amounts
	2004	2003
Revenues
Loan interest, including fees	$10,812	$9,470
Other interest and dividends	5,010	4,875
Insurance premiums	879	825
Commissions and fees	4,330	3,700
Principal transactions	1,350	1,602
Asset management and administration fees	1,717	1,251
Realized gains from sales of investments	138	162
Other revenue	1,740	1,314

Total revenues	25,976	23,199
Interest expense	4,488	4,663

Total revenues, net of interest expense	21,488	18,536

Benefits, claims, and credit losses
Policyholder benefits and claims	876	871
Provision for credit losses	2,230	2,053

Total benefits, claims, and credit losses	3,106	2,924

Operating expenses
Non-insurance compensation and benefits	5,892	5,306
Net occupancy expense	1,068	1,041
Technology/communications expense	867	798
Insurance underwriting, acquisition, and operating	296	264
Restructuring-related items	(3)	(13)
Other operating expenses	2,522	2,156

Total operating expenses	10,642	9,552

Income before income taxes and minority interest	7,740	6,060
Provision for income taxes	2,398	1,919
Minority interest, after-tax	69	38

Net income	$5,273	$4,103

Basic Earnings Per Share	$1.03	$0.80
Weighted average common shares outstanding	5,095.6	5,094.9

Diluted Earnings Per Share	$1.01	$0.79
Adjusted weighted average common shares outstanding	5,203.1	5,168.7

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars	March 31, 2004 (Unaudited)	December 31, 2003
Assets
Cash and due from banks (including segregated cash and other deposits)	$23,104	$21,149
Deposits at interest with banks	23,104	19,777
Federal funds sold and securities borrowed or purchased under agreements to resell	184,089	172,174
Brokerage receivables	35,159	26,476
Trading account assets (including $68,124 and $65,352 pledged to creditors at March 31, 2004 and December 31, 2003, respectively)	232,227	235,319
Investments (including $12,196 and $12,066 pledged to creditors at March 31, 2004 and December 31, 2003, respectively)	203,311	182,892
Loans, net of unearned income
Consumer	383,678	379,932
Corporate	100,438	98,074

Loans, net of unearned income	484,116	478,006
Allowance for credit losses	(12,506)	(12,643)

Total loans, net	471,610	465,363
Goodwill	28,549	27,581
Intangible assets	13,953	13,881
Reinsurance recoverables	4,598	4,577
Separate and variable accounts	28,841	27,473
Other assets	69,046	67,370

Total assets	$1,317,591	$1,264,032

Liabilities
Non-interest-bearing deposits in U.S. offices	$30,078	$30,074
Interest-bearing deposits in U.S. offices	151,124	146,675
Non-interest-bearing deposits in offices outside the U.S.	25,730	22,940
Interest-bearing deposits in offices outside the U.S.	292,257	274,326

Total deposits	499,189	474,015
Federal funds purchased and securities loaned or sold under agreements to repurchase	179,743	181,156
Brokerage payables	37,271	37,330
Trading account liabilities	127,076	121,869
Contractholder funds and separate and variable accounts	60,618	58,402
Insurance policy and claims reserves	17,871	17,478
Investment banking and brokerage borrowings	26,159	22,442
Short-term borrowings	40,705	36,187
Long-term debt	178,588	162,702
Other liabilities	48,487	48,380
Citigroup or subsidiary obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of—Parent	—	5,217
—Subsidiary	—	840

Total liabilities	1,215,707	1,166,018

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	1,125	1,125
Common stock ($.01 par value; authorized shares: 15 billion), issued shares—5,477,416,254 at March 31, 2004 and at December 31, 2003	55	55
Additional paid-in capital	18,407	17,531
Retained earnings	96,659	93,483
Treasury stock, at cost: March 31, 2004—305,932,556 shares and December 31, 2003—320,466,849 shares	(11,442)	(11,524)
Accumulated other changes in equity from nonowner sources	(122)	(806)
Unearned compensation	(2,798)	(1,850)

Total stockholders' equity	101,884	98,014

Total liabilities and stockholders' equity	$1,317,591	$1,264,032

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31,
In millions of dollars, except shares in thousands
	2004	2003
Preferred stock at aggregate liquidation value
Balance, beginning of period	$1,125	$1,400
Redemption or retirement of preferred stock	—	(274)

Balance, end of period	1,125	1,126

Common stock and additional paid-in capital
Balance, beginning of period	17,586	17,436
Employee benefit plans	876	95
Other	—	(26)

Balance, end of period	18,462	17,505

Retained earnings
Balance, beginning of period	93,483	81,403
Net income	5,273	4,103
Common dividends(1)	(2,080)	(1,033)
Preferred dividends	(17)	(20)

Balance, end of period	96,659	84,453

Treasury stock, at cost
Balance, beginning of period	(11,524)	(11,637)
Issuance of shares pursuant to employee benefit plans	858	1,431
Treasury stock acquired	(22)	(1,171)
Shares purchased from employee pension fund	(502)	—
Other(2)	(252)	(13)

Balance, end of period	(11,442)	(11,390)

Accumulated other changes in equity from nonowner sources
Balance, beginning of period	(806)	(193)
Net change in unrealized gains and losses on investment securities, after-tax	869	211
Net change for cash flow hedges, after-tax	(197)	(176)
Net change in foreign currency translation adjustment, after-tax	12	(897)

Balance, end of period	(122)	(1,055)

Unearned compensation
Balance, beginning of period	(1,850)	(1,691)
Net issuance of restricted and deferred stock	(948)	(1,607)

Balance, end of period	(2,798)	(3,298)

Total common stockholders' equity (shares outstanding: 5,171,484 in 2004 and 5,148,042 in 2003)	100,759	86,215

Total stockholders' equity	$101,884	$87,341

Summary of changes in equity from nonowner sources
Net income	$5,273	$4,103
Other changes in equity from nonowner sources, after-tax	684	(862)

Total changes in equity from nonowner sources	$5,957	$3,241

(1)
Common dividends declared were 40 cents per share in the first quarter of 2004 and 20 cents per share in the first quarter of 2003.

(2)
Primarily represents shares redeemed from a legacy employee plan trust.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In millions of dollars
	2004	2003
Cash flows from operating activities
Net income	$5,273	$4,103
Adjustments to reconcile net income to net cash used in operating activities
Amortization of deferred policy acquisition costs and present value of future profits	148	134
Additions to deferred policy acquisition costs	(292)	(204)
Depreciation and amortization	408	375
Provision for credit losses	2,230	2,053
Change in trading account assets	3,092	(17,891)
Change in trading account liabilities	5,207	1,233
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(11,915)	(18,106)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	(1,413)	17,316
Change in brokerage receivables net of brokerage payables	(8,742)	2,717
Change in insurance policy and claims reserves	393	109
Net realized gains from sales of investments	(138)	(162)
Venture capital activity	91	124
Restructuring-related items	(3)	(13)
Other, net	(2,143)	4,576

Total adjustments	(13,077)	(7,739)

Net cash used in operating activities	(7,804)	(3,636)

Cash flows from investing activities
Change in deposits at interest with banks	(3,327)	(2,791)
Change in loans	(9,052)	(172)
Proceeds from sales of loans	3,748	5,590
Purchases of investments	(67,384)	(62,359)
Proceeds from sales of investments	36,873	29,000
Proceeds from maturities of investments	13,992	20,425
Other investments, primarily short-term, net	(2,772)	492
Capital expenditures on premises and equipment	(318)	(438)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	681	277
Business acquisitions	(1,113)	—

Net cash used in investing activities	(28,672)	(9,976)

Cash flows from financing activities
Dividends paid	(2,097)	(1,053)
Issuance of common stock	379	95
Issuance of mandatorily redeemable securities of parent trust	—	1,100
Redemption of mandatorily redeemable securities of parent trust	—	(200)
Redemption of mandatorily redeemable securities of subsidiary trust	—	(400)
Redemption of preferred stock, net	—	(274)
Treasury stock acquired	(524)	(1,171)
Stock tendered for payment of withholding taxes	(429)	(254)
Issuance of long-term debt	20,291	11,906
Payments and redemptions of long-term debt	(13,164)	(6,503)
Change in deposits	25,174	13,211
Change in short-term borrowings and investment banking and brokerage borrowings	8,235	(1,555)
Contractholder fund deposits	2,015	2,504
Contractholder fund withdrawals	(1,434)	(1,397)

Net cash provided by financing activities	38,446	16,009

Effect of exchange rate changes on cash and cash equivalents	(15)	8
Change in cash and due from banks	1,955	2,405
Cash and due from banks at beginning of period	21,149	17,326

Cash and due from banks at end of period	$23,104	$19,731

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$388	$1,106
Cash paid during the period for interest	$3,845	$4,237
Non-cash investing activities
Transfers to repossessed assets	$243	$282

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements as of March 31, 2004 and for the three-month period ended March 31, 2004 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2003 Annual Report on Form 10-K.

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

2.     Accounting Changes

Consolidation of Variable Interest Entities

        On January 1, 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. The Company has determined that in accordance with FIN 46-R, the multi-seller finance companies administered by the Company should continue to not be consolidated. However, the trust preferred security vehicles are now deconsolidated. The cumulative effect of adopting FIN 46-R was an increase to assets and liabilities of approximately $1.6 billion, primarily due to certain structured finance transactions.

        FIN 46 and FIN 46-R change the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and FIN 46-R and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" (SFAS 94). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

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

        The Company administers several third-party owned, special purpose, multi-seller finance companies (the "conduits") that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. The Company has no ownership interest in the conduits, but as administrator provides them with accounting, funding, and operations services. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit.

        Some of the Company's private equity subsidiaries may invest in venture capital entities that may also be subject to FIN 46-R. The Company accounts for its venture capital activities in accordance with the Investment Company Audit Guide (Audit Guide). The

FASB deferred adoption of FIN 46-R for non registered investment companies that apply the Audit Guide. The FASB permitted nonregistered investment companies to defer consolidation of VIEs with which they are involved until a Statement of Position on the scope of the Audit Guide is finalized, which is expected in mid-2004. Following issuance of the Statement of Position, the FASB will consider further modification to FIN 46-R to provide an exception for companies that qualify to apply the revised Audit Guide. Following issuance of the revised Audit Guide, the Company will assess the effect of such guidance on its private equity business.

        The Company may provide administrative, trustee and/or investment management services to numerous personal estate trusts, which are considered VIEs under FIN 46, but are not consolidated.

        See Note 12 to the Consolidated Financial Statements.

Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

        On January 1, 2004, the Company adopted Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). SOP 03-1 provides guidance on accounting and reporting by insurance enterprises for separate account presentation, accounting for an insurer's interest in a separate account, transfers to a separate account, valuation of certain liabilities, contracts with death or other benefit features, contracts that provide annuitization benefits, and sales inducements to contract holders. SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003. The adoption of SOP 03-1 did not have a material impact on the Company's Consolidated Financial Statements.

Profit Recognition on Bifurcated Hybrid Instruments

        On January 1, 2004, Citigroup revised the application of Derivatives Implementation Group (DIG) Issue B6, "Embedded Derivatives: Allocating the Basis of a Hybrid Instrument to the Host Contract and the Embedded Derivative." In December 2003, the SEC staff gave a speech which revised the accounting for derivatives embedded in financial instruments ("hybrid instruments") to preclude the recognition of any profit on the trade date for hybrid instruments that must be bifurcated for accounting purposes. The trade-date revenue must instead be amortized over the life of the hybrid instrument. The impact of this change in application was a $80 million pretax reduction in revenue across all of the Company's businesses in the 2004 first quarter. This revenue will be recognized over the life of the transactions.

Adoption of SFAS 132-R

        In December 2003, FASB issued SFAS No.132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132-R), which retains the disclosure requirements contained in SFAS 132 and requires additional disclosure in financial statements about the assets, obligations, cash flows, and net periodic benefit cost of domestic defined benefit pension plans and other domestic defined benefit postretirement plans for periods ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. The new disclosure requirements for foreign retirement plans apply to fiscal years ending after June 15, 2004. However, the Company has elected to adopt SFAS 132-R for its foreign plans as of December 31, 2003. Certain disclosures required by SFAS 132-R are effective for interim periods beginning after December 15, 2003. Accordingly, the new interim disclosures are included in Note 13 to the Consolidated Financial Statements.

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

Liabilities and Equity

        On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them on its balance sheet. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003, and did not have a material impact on the Company's Consolidated Financial Statements.

Stock-Based Compensation

        On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148) issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. Similar to APB 25, the alternative method of accounting, under SFAS 123, an offsetting increase to stockholders' equity is recorded equal to the amount of compensation expense charged. Earnings per share dilution is recognized as well. During the 2004 first quarter, the Company changed its option valuation from the Black-Scholes model to the binomial method. The impact of this change was immaterial.

Guarantees and Indemnifications

        In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. On January 1, 2003, the Company adopted the recognition and measurement provisions of FIN 45. The impact of adopting FIN 45 was not material. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. Accordingly, these disclosures are included in Note 14 to the Consolidated Financial Statements.

Future Application of Accounting Standards

Accounting for Loan Commitments Accounted For As Derivatives

        On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" (SAB 105), which specifies that servicing assets embedded in commitments for loans to be held for sale should be recognized only when the servicing asset has been contractually separated from the associated loans by sale or securitization. SAB 105 is effective for commitments entered into after March 31, 2004. The Company is assessing the impact of adopting SAB 105.

Postretirement Benefits

        In January 2004, FASB issued FASB Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-1), in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit for individuals under Medicare (Medicare Part D) as well as a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. FSP FAS 106-1 allows plan sponsors the option of accounting for the effects of the Act in financial statements for periods that include the date of enactment or making a one-time election to defer the accounting for the effects of the Act.

        Citigroup has decided to defer recognizing any effects of the Act until further guidance is issued by FASB. Measurement of the net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the Company's postretirement benefit plans. The Act is not expected to have a material effect on the Company's Consolidated Financial Statements.

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

3.     Business Developments and Combinations

Acquisition of KorAm Bank

        On February 22, 2004, Citigroup and KorAm Bank announced that they, together with an investor consortium led by The Carlyle Group and JP Morgan Corsair II (the investor consortium), signed an agreement for Citigroup to acquire a controlling interest in KorAm. Based on 2003 revenues, KorAm Bank is the seventh-largest commercial bank in Korea, with 222 domestic branches and total assets of $35.9 billion.

        The terms of the transaction included the acquisition of the investor consortium's 36.6% stake in KorAm Bank and a tender offer for all of the remaining shares at a price of KRW 15,500 per share in cash.

        Under the tender offer, which expired on April 30, 2004, approximately 60.9% of the outstanding shares were tendered. When combined with the investor consortium's stake in KorAm Bank, Citigroup's overall shareholding will be approximately 97.5%, with a total purchase price of KRW 3.07 trillion ($2.6 billion). The acquisition is expected to close during the 2004 second quarter.

        The businesses of Citigroup and KorAm Bank, taken together, will create the sixth-largest commercial bank in Korea, based on 2003 revenues.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup acquired Washington Mutual Finance Corporation (WMF) for $1.25 billion. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition includes 427 WMF offices located in 26 states, primarily in the Southeastern and Southwestern United States. WMF has more than 2,300 employees and total assets of $3.8 billion. Citicorp has guaranteed all outstanding unsecured indebtedness of WMF in connection with this acquisition.

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

Goodwill and Intangible Assets

        During the first quarters of 2004 and 2003 no goodwill was impaired or written off. During the first quarter of 2004, the Company recorded goodwill of approximately $890 million and approximately $140 million of customer relationship intangibles in connection with the acquisition of WMF. The acquired customer relationship intangible asset is being amortized over nine years. The Company also recorded approximately $150 million of intangibles representing the present value of future profits associated with an acquired insurance portfolio. The acquired present value of future profits intangible asset is being amortized over twenty years. Intangible assets amortization expense was $320 million and $296 million for the three months ended March 31, 2004 and 2003, respectively.

4.     Business Segment Information

        The following table presents certain information regarding the Company's operations by segment:

	Total Revenues, Net of Interest Expense		Provision for Income Taxes		Net Income (Loss)(1)		Identifiable Assets
	First Quarter
In millions of dollars, except identifiable assets in billions							Mar. 31 2004	Dec. 31, 2003(2)
	2004	2003(2)	2004	2003(2)	2004	2003(2)
Global Consumer	$11,499	$9,785	$1,190	$1,045	$2,575	$2,122	$459	$453
Global Corporate and Investment Bank	5,471	5,086	789	614	1,707	1,401	670	637
Private Client Services	1,729	1,333	158	98	251	162	16	14
Global Investment Management	2,347	1,973	226	129	551	452	138	133
Proprietary Investment Activities	180	153	30	29	26	38	9	9
Corporate/Other	262	206	5	4	163	(72)	26	18

Total	$21,488	$18,536	$2,398	$1,919	$5,273	$4,103	$1,318	$1,264

(1)
Results in the 2004 and 2003 first quarters include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.5 billion and $2.1 billion, respectively, in Global Corporate and Investment Bank of ($60) million and $116 million, respectively, and in Global Investment Management of $691 million and $684 million, respectively. The 2004 first quarter reflects a pretax provision for benefits, claims, and credit losses in Proprietary Investment Activities of $1.0 million. The 2003 first quarter reflects a pretax provision for benefits, claims, and credit losses in Private Client Services of $1.0 million.

(2)
Reclassified to conform with the current period's presentation.

5.     Investments

In millions of dollars	March 31, 2004	December 31, 2003
Fixed maturities, primarily available-for-sale at fair value	$185,292	$165,928
Equity securities, primarily at fair value	7,620	7,687
Venture capital, at fair value	3,514	3,605
Short-term and other	6,885	5,672

	$203,311	$182,892

        The amortized cost and fair value of investments in fixed maturities and equity securities at March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004				December 31, 2003(1)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities held to maturity(2)	$59	$—	$—	$59	$62	$62

Fixed maturity securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. Federal agencies	$27,511	$692	$42	$28,161	$27,527	$27,932
U.S. Treasury and Federal agencies	36,150	469	15	36,604	30,885	31,007
State and municipal	8,195	653	9	8,839	7,990	8,566
Foreign government	53,132	852	90	53,894	44,407	45,077
U.S. corporate	33,437	2,005	404	35,038	31,304	32,579
Other debt securities	22,025	698	26	22,697	20,202	20,705

	180,450	5,369	586	185,233	162,315	165,866

Total fixed maturities	$180,509	$5,369	$586	$185,292	$162,377	$165,928

Equity securities(3)	$6,589	$1,043	$12	$7,620	$6,800	$7,687

(1)
At December 31, 2003, gross pretax gains and losses on fixed maturities and equity securities totaled $5.146 billion and $708 million, respectively.

(2)
Recorded at amortized cost.

(3)
Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

        The following table presents venture capital investment gains and losses:

	Three Months Ended March 31,
In millions of dollars
	2004	2003
Net realized investment gains (losses)	$(12)	$36
Gross unrealized gains	146	91
Gross unrealized (losses)	(159)	(87)

Net realized and unrealized gains (losses)	$(25)	$40

6.     Trading Account Assets and Liabilities

        Trading account assets and liabilities at market value consisted of the following:

In millions of dollars	March 31, 2004	December 31, 2003
Trading account assets
U.S. Treasury and Federal agency securities	$44,398	$58,788
State and municipal securities	7,011	7,736
Foreign government securities	21,820	22,267
Corporate and other debt securities	54,091	49,529
Derivative and other contractual commitments(1)	52,279	55,255
Equity securities	33,836	25,419
Mortgage loans and collateralized mortgage securities	9,893	8,780
Other	8,899	7,545

Total trading account assets	$232,227	$235,319

Trading account liabilities
Securities sold, not yet purchased	$71,916	$63,245
Derivative and other contractual commitments(1)	55,160	58,624

Total trading account liabilities	$127,076	$121,869

(1)
Net of master netting agreements and securitization.

7.     Debt

        Investment banking and brokerage borrowings consisted of the following:

In millions of dollars	March 31, 2004	December 31, 2003
Commercial paper	$20,244	$17,626
Bank borrowings	1,881	918
Other	4,034	3,898

Total investment banking and brokerage borrowings	$26,159	$22,442

        Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

In millions of dollars	March 31, 2004	December 31, 2003
Commercial paper
Citigroup Inc.	$978	$381
Citicorp and Subsidiaries	14,877	14,712

	15,855	15,093
Other short-term borrowings	24,850	21,094

Total short-term borrowings	$40,705	$36,187

        Long-term debt, including its current portion, consisted of the following:

In millions of dollars	March 31, 2004	December 31, 2003
Citigroup Inc.	$73,029	$64,386
Citicorp and Subsidiaries	65,928	61,951
Citigroup Global Markets Holdings Inc.	38,696	35,620
Travelers Insurance Company	7	8
Other	928	737

Total long-term debt	$178,588	$162,702

        Long-term debt at March 31, 2004 includes $6,539 million of junior subordinated debt that resulted from the deconsolidation of the subsidiary issuer trusts in accordance with FIN 46-R during the first quarter of 2004. The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

8. Restructuring-Related Items

	Restructuring Initiatives
In millions of dollars
	2004	2003	Total
Original charges	$1	$—	$1

Acquisitions during:(1)
First quarter 2004	21	—	21
2003	—	82	82

	21	82	103

Utilization during:(2)
First quarter 2004	—	—	—
2003	—	—	—

	—	—	—

Other	—	—	—

Balance at March 31, 2004	$22	$82	$104

(1)
Represents additions to restructuring liabilities arising from acquisitions.

(2)
Utilization amounts include foreign currency translation effects on the restructuring reserve.

        During the first quarter of 2004, Citigroup recorded restructuring charges of $22 million, of which $21 million related to the purchase price allocation of WMF for the integration of its operations and operating platforms within the Global Consumer business. Of the $21 million, $4 million related to employee severance and $17 million related to exiting leasehold and other contractual obligations. These restructuring initiatives are expected to be substantially implemented over the next year.

        During 2003, Citigroup recorded a restructuring reserve of $82 million in the purchase price allocation of Sears for the integration of its operations and operating platforms within the Global Consumer business. Of the $82 million, $47 million related to employee severance and $35 million related to exiting leasehold and other contractual obligations.

        Restructuring-related items included in the Consolidated Statement of Income for the three months ended March 31 were as follows:

	Three Months Ended March 31,
In millions of dollars
	2004	2003
Restructuring charges	$1	$—
Changes in estimates	(4)	(13)

Total restructuring-related items	$(3)	$(13)

        Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during the first quarter of 2004 resulted in a reduction of the reserve for prior restructuring initiatives of $4 million, offset by the $1 million restructuring charge for WMF. Changes in estimates during the first quarter of 2003 resulted in a reduction of reserves for prior restructuring initiatives of $13 million.

        Additional information about restructuring-related items, including the business segments affected, can be found in Citigroup's 2003 Annual Report on Form 10-K.

9. Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-month period ended March 31, 2004 are as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2003	$2,908	$(4,465)	$751	$(806)
Unrealized gains on investment securities, after-tax(1)	959	—	—	959
Less: Reclassification adjustment for gains included in net income, after-tax(1)	(90)	—	—	(90)
Foreign currency translation adjustment, after-tax	—	12	—	12
Cash flow hedges, after-tax	—	—	(197)	(197)

Current period change	869	12	(197)	684

Balance, March 31, 2004	$3,777	$(4,453)	$554	$(122)

(1)
Primarily due to a decrease in market interest rates and incremental purchases of fixed maturity securities, partially offset by realized gains resulting from the sale of securities.

10. Derivatives and Other Activities

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

        The following table summarizes certain information related to the Company's hedging activities for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
In millions of dollars
	2004	2003
Fair Value Hedges:
Hedge ineffectiveness recognized in earnings	$(50)	$5
Net gain (loss) excluded from assessment of effectiveness	164	(34)
Cash Flow Hedges:
Hedge ineffectiveness recognized in earnings	5	(2)
Net gain excluded from assessment of effectiveness	2	2
Net Investment Hedges:
Net loss included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$(118)	$(219)

        The accumulated other changes in equity from nonowner sources from cash flow hedges for the three months ended March 31, 2004 and 2003 can be summarized as follows (after-tax):

In millions of dollars	2004	2003
Balance at January 1,	$751	$1,242
Net loss from cash flow hedges	(24)	(12)
Net amounts reclassified to earnings	(173)	(164)

Balance at March 31,	$554	$1,066

11. Earnings Per Share

        The following reflects the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
In millions, except per share amounts
	2004	2003
Net Income	$5,273	$4,103
Preferred dividends	(17)	(20)

Income available to common stockholders for basic EPS	5,256	4,083
Effect of dilutive securities	—	—

Income available to common stockholders for diluted EPS	$5,256	$4,083

Weighted average common shares outstanding applicable to basic EPS	5,095.6	5,094.9
Effect of dilutive securities:
Options	56.6	34.1
Restricted and deferred stock	50.9	38.5
Convertible securities	—	1.2

Adjusted weighted average common shares outstanding applicable to diluted EPS	5,203.1	5,168.7

Basic earnings per share	$1.03	$0.80
Diluted earnings per share	$1.01	$0.79

12. Securitizations and Variable Interest Entities

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

        The following tables summarize certain cash flows received from and paid to securitization trusts during the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31, 2004
In billions of dollars
	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$2.8	$13.7	$4.7
Proceeds from collections reinvested in new receivables	38.4	—	—
Servicing fees received	0.4	0.1	—
Cash flows received on retained interests and other net cash flows	1.2	—	—

	Three Months Ended March 31, 2003
In billions of dollars
	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$7.1	$11.9	$3.5
Proceeds from collections reinvested in new receivables	33.7	—	—
Servicing fees received	0.3	—	—
Cash flows received on retained interests and other net cash flows	1.0	—	—

(1)
Other includes corporate debt securities, auto loans and other assets.

        The Company recognized gains on securitizations of mortgages of $93 million and $80.5 million for the three-month periods ended March 31, 2004 and 2003, respectively. In the first quarter of 2003, the Company recorded gains of $146 million related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations. No such gains were recorded during the first quarter of 2004. Gains recognized on the securitization of other assets during the first three months of 2003 were $5.7 million. No such gains were recorded during the first quarter of 2004.

        Key assumptions used for credit cards, mortgages and other assets during the three months ended March 31, 2004 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Credit Cards	Mortgages and Other(1)
Discount rate	10.0%	0.4% to 81.0%
Constant prepayment rate	15.0% to 17.5%	7.7% to 48.0%
Anticipated net credit losses	5.6% to 10.0%	0.0% to 80.0%

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

        At March 31, 2004, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

Key assumptions at March 31, 2004:	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Credit cards	10.0%	14.7% to 17.5%	4.8% to 5.6%
Mortgages and other	0.4% to 81.0%	8.0% to 48.0%	0.0% to 80.0%
Auto loans	15.0%	20.1% to 23.4%	12.5% to 15.5%
In millions of dollars	March 31, 2004
Carrying value of retained interests	$7,513

Discount rate
+10%	($207)
+20%	($333)

Constant prepayment rate
+10%	($353)
+20%	($610)

Anticipated net credit losses
+10%	($285)
+20%	($498)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at March 31, 2004 and December 31, 2003, and credit losses, net of recoveries, for the three-month periods ended March 31, 2004 and 2003.

Credit Card Receivables

In billions of dollars	March 31, 2004	December 31, 2003
Principal amounts, at period end:
Total managed	$151.9	$158.4
Securitized amounts	(76.2)	(76.1)
Loans held-for-sale	—	—

On-balance sheet	$75.7	$82.3

In millions of dollars
Delinquencies, at period end:
Total managed	$3,152	$3,392
Securitized amounts	(1,399)	(1,421)
Loans held-for-sale	—	—

On-balance sheet	$1,753	$1,971

	Three Months Ended March 31
In millions of dollars
	2004	2003
Credit losses, net of recoveries:
Total managed	$2,554	$1,832
Securitized amounts	(1,325)	(1,024)
Loans held-for-sale	—	(78)

On-balance sheet	$1,229	$730

Servicing Rights

        The fair value of capitalized mortgage loan servicing rights was $1.9 billion and $1.5 billion at March 31, 2004 and 2003, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

	Three Months Ended March 31,
In millions of dollars
	2004	2003
Balance, beginning of period	$1,980	$1,632
Originations	131	203
Purchases	200	—
Amortization	(96)	(125)
Loss on change in MSR value(1)	(217)	(18)
Provision for impairment(2)(3)	(94)	(162)

Balance, end of period	$1,904	$1,530

(1)
The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with SFAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value. A recovery of the MSR impairment is recorded when the fair value of the MSRs exceeds their carrying value, but it is limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $859 million and $765 million at March 31, 2004 and December 31, 2003, respectively. During the 2003 second quarter, the Company determined that a portion of the capitalized MSR was not recoverable and reduced both the previously recognized valuation allowance and the asset by $830 million with no impact to earnings. The provision for impairment of MSRs impacts the Consumer segment and is included in Other Revenue on the Consolidated Statement of Income.

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

Variable Interest Entities

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	March 31, 2004	December 31, 2003
Cash	$1.0	$0.2
Trading account assets	14.7	13.9
Investments	6.3	8.4
Loans	8.1	12.2
Other assets	1.0	2.2

Total assets of consolidated VIEs	$31.1	$36.9

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $1.6 billion related to VIEs newly-consolidated as a result of adopting FIN46-R as of January 1, 2004 and $2.1 billion related to VIEs newly consolidated as a result of adopting FIN 46 at July 1, 2003. Of the $31.1 billion and $36.9 billion of total assets of VIEs consolidated by the Company at March 31, 2004 and December 31, 2003, respectively, $25.0 billion and $24.0 billion represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients, $4.8 billion and $5.6 billion, respectively, represent investment vehicles that were established to provide a return to the investors in the vehicles, and $1.3 billion and $1.2 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates. In addition, at December 31, 2003, $6.1 billion relates to trust preferred securities which are a source of funding and regulatory capital for the Company. In accordance with FIN 46-R, the trust preferred securities have been deconsolidated at March 31, 2004.

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

        In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third-party investors through trust vehicles as a source of funding and regulatory capital. In accordance with FIN 46-R, the Company deconsolidated the preferred securities trusts with assets of $6.1 billion during the first quarter of 2004. One trust with assets of $206 million was deconsolidated at December 31, 2003. The Company's liabilities to these trusts are included in long-term debt at March 31, 2004 and December 31, 2003.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. Generally, the Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes such that one third party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At March 31, 2004 and December 31, 2003, total assets in unconsolidated conduits were $45.1 billion and $44.3 billion, respectively. One conduit with assets of $763 million and $823 million is consolidated at March 31, 2004 and December 31, 2003, respectively.

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

        The Company also packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage collateralized debt obligations (CDOs) and synthetic CDOs for institutional clients and retail customers, that match the clients' investment needs and preferences. Typically these instruments diversify investors' risk to a pool of assets as compared with investments in an individual asset. The VIEs, which are issuers of CDO securities, are generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher rated debt CDO securities or U.S. Treasury securities to provide a greater or a very high degree of certainty of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it, or, in other cases, only to manage work-out credits. The Company may also provide other financial services and/or products to the VIEs for market-rate fees. These may include: the provision of liquidity or contingent liquidity facilities, interest rate or foreign exchange hedges and credit derivative instruments, as well as the purchasing and warehousing of securities until they are sold to the SPE. The Company is not the primary beneficiary of these VIEs under FIN 46-R due to our limited continuing involvement and, as a result, we do not consolidate their assets and liabilities in our financial statements.

        In addition to the conduits discussed above, the total assets of unconsolidated VIEs where the Company has significant involvement is $119.8 billion and $116.6 billion at March 31, 2004 and December 31, 2003, respectively, including $8.2 billion and $7.9 billion in investment-related transactions, $3.2 billion and $6.0 billion in mortgage-related transactions, $10.0 billion and $8.5 billion in CDO-type transactions, $6.3 billion and $0.2 billion in trust preferred securities, and $92.1 billion and $94.0 billion in structured finance and other transactions.

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $54 billion at March 31, 2004. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 14 to the Consolidated Financial Statements.

13. Retirement Benefits

        The Company has several non-contributory defined benefit pension plans covering substantially all U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. For information on the Company's Retirement Benefit Plans and Pension Assumptions, see Citigroup's 2003 Annual Report on Form 10-K.

        In accordance with SFAS 132-R, the following table summarizes the components of the net expense recognized in the Consolidated Statement of Income for the three months ended March 31, 2004 and 2003.

Net Expense	Pension Plans				Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
In millions of dollars
	2004	2003	2004	2003	2004	2003
Benefits earned during the year	$61	$52	$32	$29	$1	$1
Interest cost on benefit obligation	147	137	52	48	18	18
Expected return on plan assets	(175)	(175)	(58)	(52)	(4)	(5)
Amortization of unrecognized:
Net transition obligation	—	—	1	1	—	—
Prior service cost	(6)	(6)	—	—	(1)	(1)
Net actuarial loss	25	6	12	12	4	2
Curtailment loss	—	—	—	2	—	—

Net expense	$52	$14	$39	$40	$18	$15

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $12 million and $12 million at March 31, 2004 and 2003, respectively.

(2)
For plans outside the U.S., net postretirement benefit expense was $7 million and $9 million at March 31, 2004 and 2003, respectively.

Employer Contributions

        Citigroup's funding policy for U.S. plans and non-U.S. plans is generally to fund to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under ERISA, if appropriate to its tax and cash position and the plan's funded position. At December 31, 2003 and March 31, 2004, there were no minimum required contributions and no discretionary or non-cash contributions are currently planned. For the non-U.S. plans, the Company contributed $74 million as of March 31, 2004. Citigroup presently anticipates contributing an additional $176 million to fund its non-U.S. plans in 2004 for a total of $250 million.

14.   Guarantees

Obligations under Guarantees

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The tables below summarize at March 31, 2004 and December 31, 2003 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at March 31, 2004 and December 31, 2003:

	March 31, 2004
In billions of dollars at March 31, 2004, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Maximum Potential Amount of Future Payments	Carrying Value (in millions)
Financial standby letters of credit	$30.3	$7.0	$37.3	$37.3	$111.8
Performance guarantees	4.6	3.2	7.8	7.8	5.0
Derivative instruments	23.9	127.4	151.3	151.3	13,740.7
Guarantees of collection of contractual cash flows	—	0.1	0.1	0.1	—
Loans sold with recourse	—	1.8	1.8	1.8	34.1
Securities lending indemnifications(1)	60.4	—	60.4	60.4	—
Credit card merchant processing(1)	25.5	—	25.5	25.5	—
Custody indemnifications(1)	—	19.1	19.1	19.1	—

Total	$145.7	$158.6	$304.3	$304.3	$13,897.3

	December 31, 2003
In billions of dollars at December 31, 2003, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Maximum Potential Amount of Future Payments	Carrying Value (in millions)
Financial standby letters of credit	$18.4	$18.0	$36.4	$36.4	$147.7
Performance guarantees	4.9	3.2	8.1	8.1	10.2
Derivative instruments	21.4	103.8	125.2	125.2	12,923.2
Guarantees of collection of contractual cash flows	—	0.1	0.1	0.1	—
Loans sold with recourse	—	1.9	1.9	1.9	28.6
Securities lending indemnifications(1)	55.5	—	55.5	55.5	—
Credit card merchant processing(1)	22.6	—	22.6	22.6	—
Custody indemnifications(1)	—	18.0	18.0	18.0	—

Total	$122.8	$145.0	$267.8	$267.8	$13,109.7

(1)
The carrying values of securities lending indemnifications, credit card merchant processing and custody indemnifications are not material as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant and the carrying amount of the Company's obligations under these guarantees is immaterial.

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

        At March 31, 2004 and December 31, 2003, the Company's maximum potential amount of future payments under these guarantees was approximately $304.3 billion and $267.8 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse, and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

        Citigroup's primary credit card business is the issuance of credit cards to individuals. The Company also provides processing services to various merchants, processing credit card transactions on their behalf and managing the merchant's cash flow related to their credit card activity. In connection with these services, a contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor and generally extends between three and six months after the date the transaction is processed or the receipt of the product or service, depending on industry practice or statutory requirements. In this situation, the transaction is "charged back" to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder. The risk of loss is mitigated as the cash flows between the Company and the merchant are settled on a net basis and the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, Citigroup may require the merchant to make an escrow deposit, delay settlement, include event triggers to provide the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). At March 31, 2004 and December 31, 2003, respectively, the Company held as collateral approximately $45.2 million and $26 million, respectively, of merchant escrow deposits and also had $117 million and $109 million, respectively, payable to merchants, which the Company has the right to set off against amounts due from the individual merchants.

        The Company's maximum potential liability for this contingent merchant processing liability is estimated to be the total volume of credit card transactions that meet the associations' requirements to be valid chargeback transactions at any given time. At March 31, 2004 and December 31, 2003, this maximum potential exposure was estimated to be $26.5 billion and $22.6 billion, respectively. However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its liability related to merchant processing based on the extent and nature of unresolved chargebacks and its historical loss experience.

        At March 31, 2004, the estimated losses incurred and the carrying amount of the Company's obligations related to merchant processing activities was immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during 2004 and 2003. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At March 31, 2004, the estimated losses incurred and the carrying value of the Company's obligations related to these programs are immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2004 and December 31, 2003, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2004 or December 31, 2003 for potential obligations that could arise from the Company's involvement with VTN associations.

        At March 31, 2004 and December 31, 2003, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $14.0 billion and $13.2 billion. The carrying value of derivative instruments is included in either trading liabilities or other liabilities depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. The carrying value of the guarantees of contractual cash flows are offset against the receivables from the credit card trusts. For loans sold with recourse the carrying value of the liability is included in other liabilities. In addition, at March 31, 2004 and December 31, 2003, other liabilities includes an allowance for credit losses of $600 million and $600 million, respectively, relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $38.6 billion and $38.3 billion at March 31, 2004 and December 31, 2003, respectively. Securities and other marketable assets held as collateral amounted to $34.9 billion and $29.4 billion and letters of credit in favor of the Company held as collateral amounted to $1.6 billion and $931 million at March 31, 2004 and December 31, 2003, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Enron Corp.

        In NEWBY, ET AL. V. ENRON CORP., ET AL., Citigroup's motion to dismiss plaintiffs' consolidated class action complaint was denied in March 2004.

        Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) actions by banks that participated in Enron credit facilities, alleging fraud, gross negligence, breach of implied duties, aiding and abetting and civil conspiracy in connection with defendants' administration of a credit facility with Enron; in one such case, the Court granted Citigroup's motion to dismiss with respect to all claims except for certain claims of aiding and abetting and civil conspiracy; and (ii) actions brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron.

WorldCom, Inc.

        On January 16, 2004, the United States Court of Appeals for the Second Circuit agreed to hear an appeal of the District Court's order denying motions to remand approximately seventy individual actions that have been consolidated with the WorldCom class action.

        On February 25, 2004, the District Court consolidated with the class action two other putative class actions, which assert claims (i) under federal securities laws against Citigroup, CGMI and certain former employees on behalf of purchasers and acquirers of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") based on CGMI's research reports concerning WorldCom and its role as underwriter of TARGETS; and (ii) under common law against CGMI and certain former employees on behalf of persons who held WorldCom securities based on CGMI's research reports concerning WorldCom.

Global Crossing

        Lead plaintiff in IN RE: GLOBAL CROSSING, LTD. SECURITIES LITIGATION amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert claims under federal securities laws and common law in connection with CGMI's research reports about Global Crossing and Asia Global Crossing and for its roles as an investment banker for Global Crossing and an underwriter in Global Crossing and Asia Global Crossing offerings. In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, CGMI and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGMI's research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) another adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing.

Research

        Two putative class actions against CGMI asserting common law claims in connection with published investment research have been dismissed by United States District Courts, with the dismissals on appeal to the United States Courts of Appeals for the Third and Ninth Circuits. Two similar putative class actions are pending against CGMI, one in the United States District Court for the Southern District of New York and the other in Illinois state court.

Other

        The Securities and Exchange Commission is conducting a non-public investigation, which the Company believes originated with the Company's accounting treatment regarding its investments and business activities, and loan loss allowances, with respect to Argentina in the 4th quarter of 2001 and the 1st quarter of 2002; it is also addressing the timing and support documentation for certain accounting entries or adjustments. In connection with these matters, the SEC has requested certain accounting and internal controls-related information for the years 2001, 2002 and 2003. The SEC has recently scheduled testimony to begin in May 2004. The Company is cooperating with the SEC in its investigation. The Company cannot predict the outcome of the investigation.

Item 4. Submission of Matters to a Vote of Security Holders.

        Citigroup's Annual Meeting of Stockholders was held on April 20, 2004. At the meeting:

  (1)
  15 persons were elected to serve as directors of Citigroup;

  (2)
  the selection of KPMG LLP to serve as the independent auditors of Citigroup for 2004 was ratified;

  (3)
  a stockholder proposal regarding executive compensation was defeated;

  (4)
  a stockholder proposal regarding political contributions was defeated; and

  (5)
  a stockholder proposal regarding management responsibilities of the Chairman of the Board was defeated.

        The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

	FOR	AGAINST/WITHHELD	ABSTAINED	BROKER NON-VOTES
(1) Election of Directors:
NOMINEE
C. Michael Armstrong	4,194,137,959	236,712,078
Alain J.P. Belda	4,282,891,209	147,958,828
George David	4,305,040,113	125,809,924
Kenneth T. Derr	4,273,477,174	157,372,863
John M. Deutch	4,297,260,315	133,589,722
Roberto Hernández Ramirez	4,220,601,574	210,248,463
Ann Dibble Jordan	4,269,987,556	160,862,481
Dudley C. Mecum	4,313,046,289	117,803,748
Richard D. Parsons	4,313,542,679	117,307,358
Andrall E. Pearson	4,305,619,112	125,230,925
Charles Prince	4,236,573,935	194,276,102
Robert E. Rubin	4,290,245,520	140,604,517
Franklin A. Thomas	4,265,533,966	165,316,071
Sanford I. Weill	4,171,220,629	259,629,408
Robert B. Willumstad	4,276,142,401	154,707,636
(2) Ratification of Auditors	4,300,106,587	95,502,362	35,240,873
(3) Approval of Stockholder Proposal Regarding Executive Compensation	239,051,793	3,293,268,882	53,588,114	844,941,249
(4) Approval of Stockholder Proposal Regarding Political Contributions	410,436,015	2,876,668,241	298,801,310	844,944,471
(5) Approval of Stockholder Proposal Regarding Management Responsibilities of the Chairman of the Board	690,810,127	2,843,628,677	51,455,275	844,955,958

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

        On March 29, 2004, the Company filed a Current Report on Form 8-K, dated March 19, 2004, filing as exhibits under Item 7 thereof the Terms Agreement, dated March 19, 2004, the Terms Agreement, dated March 24, 2004, and the Form of Note relating to the offer and sale of the Company's Floating Rate Notes due March 29, 2006.

        On March 29, 2004, the Company filed a Current Report on Form 8-K, dated March 29, 2004, filing as an exhibit under Item 7 thereof the Historical Supplement of Citigroup Inc. and subsidiaries.

        No other reports on Form 8-K were filed during the 2004 first quarter; however,

        On April 2, 2004, the Company filed a Current Report on Form 8-K, dated April 1, 2004, (a) reporting under Item 5 thereof that Citigroup announced that the Board of Directors adopted a resolution designating the chair of the Board's Nomination and Governance Committee as the Board's lead director and (b) filing as exhibits under Item 7 thereof (i) a copy of the related press release dated April 1, 2004 and (ii) a copy of Citigroup's By-Laws, amended as of April 1, 2004.

        On April 15, 2004, the Company filed a Current Report on Form 8-K, dated April 15, 2004, (a) furnishing under Item 12 thereof the results of its operations for the quarter ended March 31, 2004 and (b) filing as exhibits under Item 7 thereof (i) the related press release and (ii) the Citigroup Inc. Quarterly Financial Data Supplement for the quarter ended March 31, 2004.

        On May 5, 2004, the Company filed a Current Report on Form 8-K, dated April 28, 2004, filing as exhibits under Item 7 thereof the Terms Agreement, dated April 28, 2004, and the Form of Note relating to the offer and sale of the Company's 5.125% Notes due May 5, 2014.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 2004.

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
3.02		By-Laws of the Company, as amended, effective April 1, 2004, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 2, 2004 (File No. 1-9924).
10.01	+	Letter Agreement, dated March 10, 2004, between the Company and Robert E. Rubin.
12.01	+	Calculation of Ratio of Income to Fixed Charges.
12.02	+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01	+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
PROPRIETARY INVESTMENT ACTIVITIES
CORPORATE/OTHER
INTERNATIONAL
CITIGROUP INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNIFICANT ACCOUNTING POLICIES
GLOBAL CONSUMER
GLOBAL CORPORATE AND INVESTMENT BANK
PRIVATE CLIENT SERVICES
GLOBAL INVESTMENT MANAGEMENT
PROPRIETARY INVESTMENT ACTIVITIES
CORPORATE/OTHER
MANAGING GLOBAL RISK
RISK CAPITAL
OPERATIONAL RISK MANAGEMENT PROCESS
COUNTRY AND CROSS-BORDER RISK MANAGEMENT PROCESS
CORPORATE GOVERNANCE AND CONTROLS AND PROCEDURES
FORWARD-LOOKING STATEMENTS
CONSOLIDATED FINANCIAL STATEMENTS CITIGROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
CITIGROUP INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
CITIGROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
CITIGROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
CITIGROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX