Form 10-Q
period 2004-06-30
CITIGROUP INC
filed 2004-08-04
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

Common stock outstanding as of June 30, 2004: 5,180,258,364

Available on the Web at www.citigroup.com

Citigroup Inc.

TABLE OF CONTENTS

		Page No.
Part I—Financial Information
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)—Three and Six Months Ended June 30, 2004 and 2003	63
	Consolidated Balance Sheet—June 30, 2004 (Unaudited) and December 31, 2003	64
	Consolidated Statement of Changes in Stockholders' Equity (Unaudited)—Six Months Ended June 30, 2004 and 2003	65
	Consolidated Statement of Cash Flows (Unaudited)—Six Months Ended June 30, 2004 and 2003	66
	Notes to Consolidated Financial Statements (Unaudited)	67
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5 - 60
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45 - 47 75
Item 4.	Controls and Procedures	61
Part II—Other Information
Item 1.	Legal Proceedings	86
Item 4.	Submission of Matters to a Vote of Security Holders	87
Item 6.	Exhibits and Reports on Form 8-K	87
Signatures		89
Exhibit Index		90

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

        Consumer Finance provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of June 30, 2004, North America Consumer Finance maintained 2,608 offices, including 2,446 CitiFinancial offices in the U.S., Canada, and Puerto Rico, while International Consumer Finance maintained 997 offices, including 530 in Japan. Consumer Finance offers real-estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer-goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

        Retail Banking provides banking, lending, investment and insurance services to customers through retail branches, electronic delivery systems, and the Primerica sales force. In North America, Retail Banking includes the operations of Citibanking North America, Consumer Assets, CitiCapital, Primerica, and Mexico Retail Banking. Citibanking North America delivers banking, lending, investment and insurance services through 775 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet banking site on the World Wide Web. The Consumer Assets business originates and services mortgages and student loans for customers across the U.S. The CitiCapital business provides equipment leasing and financing products to small- and middle-market businesses. The business operations of Primerica involve the sale, mainly in North America, of life insurance and other products manufactured by its affiliates, including Smith Barney mutual funds, CitiFinancial mortgages and personal loans and the products of our Life Insurance and Annuities business. The Primerica sales force is composed of over 100,000 independent representatives. Mexico Retail Banking consists of the branch banking operations of Banamex, which maintained 1,347 branches. International Retail Banking consists of 1,110 branches and provides full-service banking and investment services in EMEA, Japan, Asia, and Latin America. The Commercial Markets Group is included in Retail Banking and consists of the operations of CitiCapital, as well as middle-market lending operations in North America and the international regions.

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

        Life Insurance and Annuities comprises Travelers Life and Annuity (TLA) and International Insurance Manufacturing (IIM). TLA offers retail annuity, institutional annuity, individual life insurance and Corporate Owned Life Insurance (COLI) products. The retail annuity products include individual fixed and variable deferred annuities and payout annuities. Individual life insurance includes term, universal, and variable life insurance. These products are primarily distributed through CitiStreet Retirement Services (CitiStreet), Smith Barney, Primerica, Citibank and affiliates, and a nationwide network of independent agents and the outside broker/dealer channel. The COLI products are variable universal life products distributed through independent specialty brokers. The institutional annuity products include institutional pensions, including guaranteed investment contracts, payout annuities, group annuities sold to employer-sponsored retirement and savings plans, structured settlements and funding agreements. TLA's business is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable products. Declines in credit quality of issuers will have a negative effect on earnings. IIM provides annuities, credit, life, health, disability and other insurance products internationally, leveraging the existing distribution channels of the Consumer Finance, Retail Banking and Asset Management (retirement services) businesses. IIM has operations in Mexico, Asia, EMEA, Latin America and Japan. TLA and IIM include the realized investment gains/losses from sales on certain insurance-related investments.

        Private Bank provides personalized wealth management services for high-net-worth clients through 129 offices in 36 countries and territories. With a global network of Private Bankers and Product Specialists, Private Bank leverages its extensive experience with clients' needs and its access to Citigroup to provide clients with comprehensive investment management, investment finance and banking services. Investment management services include investment funds management and capital markets solutions, as well as trust, fiduciary and custody services. Investment finance provides standard and tailored credit services including real estate financing, commitments and letters of credit, while Banking includes services for deposit, checking and savings accounts, as well as cash management and other traditional banking services.

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

PROPRIETARY INVESTMENT ACTIVITIES

        Proprietary Investment Activities is comprised of Citigroup's proprietary Private Equity investments and Other Investment Activities which includes Citigroup's proprietary investments in hedge funds and real estate investments, investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, ownership of St. Paul Travelers Companies Inc. shares and Citigroup's Alternative Investments business, for which the net profits on products distributed through Citigroup's Asset Management, Private Client Services and Private Bank businesses are reflected in the respective distributor's income statement through net revenues.

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

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Summary

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
In millions of dollars, except per share amounts
Revenues, net of interest expense(1)	$22,302	$19,354	$43,790	$37,890
Operating expenses	18,633	9,971	29,275	19,523
Benefits, claims, and credit losses(1)	2,438	3,087	5,544	6,011

Income before taxes and minority interest	1,231	6,296	8,971	12,356
Income taxes	49	1,956	2,447	3,875
Minority interest, after-tax	38	41	107	79

Net Income	$1,144	$4,299	$6,417	$8,402

Earnings per share:
Basic	$0.22	$0.84	$1.25	$1.64
Diluted	$0.22	$0.83	$1.23	$1.62

Return on Average Common Equity	4.6%	19.2%	13.1%	19.2%
Return on Risk Capital(2)	9%		27%
Return on Invested Capital(2)	5%		13%
Total Assets (in billions of dollars)(3)	$1,396.6	$1,187.4
Total Equity (in billions of dollars)	$98.3	$93.3
Tier 1 Capital Ratio	8.16%	9.02%
Total Capital Ratio	11.31%	11.94%

(1)
Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of credit card securitization activities including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses would each have been increased by $1.290 billion and $1.208 billion in the 2004 and 2003 second quarters, respectively, and by $2.615 billion and $2.310 billion for the respective six-month periods. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. See the discussion of the Cards business on page 15.

(2)
Risk Capital is defined as the amount of capital needed to cover unexpected economic losses during extreme events. Return on Risk Capital is defined as annualized net income divided by Average Risk Capital. Return on Invested Capital is a similar calculation but includes adjustments for goodwill and intangibles in both the numerator and denominator, similar to those necessary to translate return on tangible equity to return on total equity. Return on Risk Capital and Return on Invested Capital are non-GAAP performance measures. Management believes Return on Risk Capital is useful to make incremental investment decisions and serves as a key metric for organic growth initiatives. Return on Invested Capital is used for multi-year investment decisions and as a long-term performance measure. For a further discussion on Risk Capital, see page 36.

(3)
Reclassified to conform to the current period's presentation.

Business Focus

        The following tables show the net income (loss) for Citigroup's businesses both on a product view and on a regional view:

Citigroup Net Income—Product View

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003(1)	2004	2003(1)
In millions of dollars
Global Consumer
Cards	$1,012	$758	$1,992	$1,475
Consumer Finance	594	521	1,161	1,024
Retail Banking	1,156	1,005	2,278	1,935
Other(2)	304	(43)	210	(71)

Total Global Consumer	3,066	2,241	5,641	4,363

Global Corporate and Investment Bank
Capital Markets and Banking	1,502	1,174	2,979	2,377
Transaction Services	261	180	495	371
Other(2)(3)	(4,569)	(10)	(4,573)	(3)

Total Global Corporate and Investment Bank	(2,806)	1,344	(1,099)	2,745

Private Client Services	209	185	460	347

Global Investment Management
Life Insurance and Annuities	230	200	517	444
Private Bank	152	139	311	264
Asset Management	69	82	174	165

Total Global Investment Management	451	421	1,002	873

Proprietary Investment Activities	273	63	299	101
Corporate/Other	(49)	45	114	(27)

Net Income	$1,144	$4,299	$6,417	$8,402

(1)
Reclassified to conform to the current period's presentation.

(2)
The 2004 second quarter includes a $756 million after-tax gain ($378 million in Consumer Other and $378 million in GCIB Other) related to the sale of The Samba Financial Group (Samba).

(3)
The 2004 second quarter includes a $4.95 billion after-tax charge related to the WorldCom and Litigation Reserve Charge.

Citigroup Net Income—Regional View

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003(1)	2004	2003(1)
In millions of dollars
North America (excluding Mexico)(2)
Consumer	$1,785	$1,515	$3,533	$2,988
Corporate(3)	(4,244)	579	(3,498)	1,240
Private Client Services	209	185	460	347
Investment Management	339	307	725	663

Total North America	(1,911)	2,586	1,220	5,238

Mexico
Consumer	203	172	393	290
Corporate	184	74	278	181
Investment Management	44	44	98	83

Total Mexico	431	290	769	554

Europe, Middle East and Africa (EMEA)
Consumer(4)	601	155	805	304
Corporate(4)	661	329	925	568
Investment Management	7	2	16	(1)

Total EMEA	1,269	486	1,746	871

Japan
Consumer	147	195	289	371
Corporate	87	14	180	54
Investment Management	24	20	54	37

Total Japan	258	229	523	462

Asia (excluding Japan)
Consumer	280	198	527	384
Corporate	321	193	629	376
Investment Management	43	38	87	70

Total Asia	644	429	1,243	830

Latin America
Consumer	50	6	94	26
Corporate	185	155	387	326
Investment Management	(6)	10	22	21

Total Latin America	229	171	503	373

Proprietary Investment Activities	273	63	299	101
Corporate/Other	(49)	45	114	(27)

Net Income	$1,144	$4,299	$6,417	$8,402

(1)
Reclassified to conform to the current period's presentation.

(2)
Excludes Proprietary Investment Activities and Corporate/Other which are predominantly related to North America.

(3)
The 2004 second quarter includes a $4.95 billion after-tax charge related to WorldCom and Litigation Reserve Charge.

(4)
The 2004 second quarter includes a $756 million after-tax gain ($378 million in Consumer Other and $378 million in GCIB Other) related to the sale of Samba.

Management Summary

        Net income of $1.144 billion ($0.22 per diluted share) in the 2004 second quarter was down 73% from the 2003 second quarter. These results included a $4.95 billion after-tax charge ($0.95 per diluted share) related to a settlement on class action litigation brought on behalf of purchasers of WorldCom securities and an increase in litigation reserves. The Company has worked to put the economic impact of these matters behind it. After the WorldCom settlement payment, the Company's litigation reserve for these matters will be $6.7 billion on a pretax basis. The quarterly results also included a $756 million after-tax gain ($0.15 per diluted share) on the sale of the Company's equity investment in Samba. Revenues, net of interest expense, increased 15%, reflecting the Samba gain and growth in volumes throughout most businesses. The credit environment in which the Company is operating is the best in years and resulted in $562 million in general and specific reserve releases. Business volumes and growth were strong in the quarter.

        Earnings in the 2004 second quarter included the continued results of the 2003 acquisitions of the Sears Credit Card and Financial Products business and The Home Depot private label card portfolio, the 2004 acquisition of the consumer finance business of Washington Mutual, and the recent acquisition of KorAm Bank in Korea. The Company achieved double-digit income growth in seven of its nine products as well as in each of its international regions. Growth was aided by the rapid expansion of the U.S. economy, as household incomes continue to increase and job creation strongly revived. Trends in global growth, low inflation and low interest rates are consistent with financial conditions that remain stimulative and were favorable to the Company's business in the quarter.

        The Product results for the 2004 second quarter reflect the Company's focus on increasing customer volumes while maintaining expense discipline and the effects of the continuing improving credit environment. The Global Consumer business continued its consistent growth model with net income increasing 37%, led by Cards growth of 34%, reflecting the impact of acquisitions, controlled credit and the addition of over 6 million accounts in our international business. Retail Banking had a record quarter as loan volumes were up 14% from a year ago, while deposits increased 9% with particularly strong growth in the international operations. Consumer Finance's 14% income growth was driven by an increase of 9% in average loans.

        Capital Markets and Banking was the No. 1 Global Debt and Equity underwriter for the 11th consecutive quarter, which helped achieve a 28% increase in net income. Transaction Services income growth of 45% was driven by higher assets under custody and higher liability balances. Reduced credit costs in these businesses, including a $350 million general loan loss reserve release, helped contribute to the higher levels of net income. Private Client Services net income was up 13% from the prior year primarily due to higher recurring revenue items and higher client asset levels. The Global Investment Management business net income was up 7% from the prior-year quarter as a result of business volumes in Life Insurance and Annuities and positive operating leverage in the Private Bank, partially offset by declines in Asset Management, which experienced higher expense growth. Proprietary Investment Activities experienced higher valuations during the quarter which led, in part, to significantly higher income growth.

        During the 2004 second quarter, Citigroup completed its acquisition of KorAm Bank, the seventh-largest commercial bank in Korea, with over 200 branches across that country. The Company sold its stake in Samba and finalized its purchase of Principal Residential Mortgage. The Company will continue to reduce its stake in certain minority holdings, such as the sale of Fubon Financial and reduced holdings of Nikko Cordial.

        The Company's equity stood at more than $98 billion, with equity capital and trust preferred securities growing to over $105 billion at June 30, 2004. During the 2004 second quarter, the Company paid out $2.1 billion in dividends to its common shareholders, an increase of over 100% from the year-ago quarter. The Company maintained its well-capitalized position with a Tier 1 Capital Ratio of 8.15% at the end of the quarter.

        During the 2004 second quarter, the Company recorded unrealized losses of $2.5 billion (after-tax) in Equity from Non-owner Sources (a component of Stockholders' Equity) to reflect mark-to-market changes in the value of Available for Sale (AFS) fixed income and equity securities in accordance with SFAS 115 (see Note 9 to the Consolidated Financial Statements). Of the $2.5 billion decrease in the AFS portfolio value, $1.9 billion was associated with the Insurance businesses and Banamex. The duration of the AFS securities in the Insurance businesses is closely matched with the related insurance liabilities. The interest rate risk in the Banamex AFS portfolio closely matches the interest rate risk of the customer deposits and capital. These portfolio management practices diminish overall economic exposure to changes in the interest rate environment. The AFS unrealized losses in the 2004 second quarter correspond to sharp increases in medium-and long-term interest rates across both the U.S. and Mexican fixed income markets.

        As global economies continue to strengthen around the world, interest rates have started to rise and are expected to continue. The U.S equity markets were relatively flat for the first six months of 2004 as uncertainties concerning inflation, oil prices, elections and geopolitical risks have weighed against strong economic growth in the U.S. The Company believes it is well-positioned to benefit from its pre-eminent global reach and diversification even in the face of these uncertainties. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 62.

EVENTS IN 2004 and 2003

Settlement on WorldCom Class Action Litigation and Charge for Regulatory and Legal Matters

        During the 2004 second quarter, Citigroup recorded a charge of $7.915 billion ($4.95 billion after-tax) related to a settlement on class action litigation brought on behalf of purchasers of WorldCom securities and an increase in litigation reserves (WorldCom and Litigation Reserve Charge).

        Under the terms of the settlement, Citigroup will make a payment of $2.65 billion, or $1.64 billion after-tax, to the settlement class, which consists of all persons who purchased or otherwise acquired publicly traded securities of WorldCom during the period from April 29, 1999 through and including June 25, 2002. The payment will be allocated between purchasers of WorldCom stock and purchasers of WorldCom bonds. Plaintiffs' attorneys' fees (the amount has not yet been determined) will come out of the settlement amount.

        In connection with the settlement of the WorldCom class action lawsuit, Citigroup has reevaluated its reserves for the numerous lawsuits and other legal proceedings arising out of the transactions and activities that were the subjects of:

  (i)
  the April 2003 settlement of the research and IPO spinning-related inquiries conducted by the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General;

  (ii)
  the July 2003 settlement of the Enron-related inquiries conducted by the Securities and Exchange Commission, the Federal Reserve Bank of New York, the Office of the Comptroller of the Currency, and the Manhattan District Attorney;

  (iii)
  underwritings for, and research coverage of, WorldCom; and

  (iv)
  the allocation of, and aftermarket trading in, securities sold in initial public offerings.

        Accordingly, Citigroup increased its reserve for these matters. The Company believes that this reserve is adequate to meet all of its remaining exposure for these matters. However, in view of the large number of these matters, the uncertainties of the timing and outcome of this type of litigation, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve. Citigroup will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interest of the Company.

        The Company's litigation reserve for these matters following payment of the WorldCom settlement will be $6.7 billion on a pretax basis.

Sale of Samba Financial Group

        On June 15, 2004, the Company sold for cash its 20 percent stake in The Samba Financial Group (Samba), formerly known as the Saudi American Bank, to the Public Investment Fund, a Saudi public sector entity. Citigroup recognized an after-tax gain of $756 million ($1.168 billion pretax) on the sale during the 2004 second quarter. The gain was recognized equally between Global Consumer and GCIB.

Credit Reserve Releases

        During the 2004 second quarter, the Company released $562 million of reserves from its Allowance for Credit Losses reflecting the improved worldwide credit environment, reduced cash-basis loan balances and lower delinquency rates. The releases consisted of $350 million of GCIB general reserves and $212 million in Global Consumer general and specific reserves.

        The 2004 six-month period included $729 million of credit reserve releases, consisting of $500 million in GCIB and $229 million in Global Consumer.

Acquisition of KorAm Bank

        On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total, Citigroup has acquired 99.3% of KorAm's outstanding shares for a total of KRW 3.07 trillion ($2.73 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

        KorAm is a leading commercial bank in Korea, with 223 domestic branches and total assets at June 30, 2004 of $37 billion. In the 2004 fourth quarter, Citigroup plans to merge its Citibank Korea Branch into KorAm. On June 25, 2004, the union employees of KorAm initiated a strike that was settled on July 12, 2004. Approximately 70% of KorAm's workers were out during that time resulting in the temporary closure of 170 of its branches.

Acquisition of Principal Residential Mortgage, Inc.

        On July 1, 2004, Citigroup completed the acquisition of Principal Residential Mortgage, Inc. (PRMI) from Acquire Principal Residential Mortgage, Inc. for $1.3 billion in cash. PRMI, one of the largest independent mortgage servicers in the United States, originates, purchases, sells and services home loans, consisting primarily of conventional, conforming, fixed-rate prime mortgages.

        The transaction includes approximately $6.6 billion in assets and also includes $137 million of franchise premium, subject to the finalization of the purchase price allocation.

Divestiture of Citicorp Electronic Financial Services Inc.

        During January 2004, the Company completed the sale for cash of Citicorp's Electronic Financial Services Inc. (EFS), a subsidiary of Citigroup, for $390 million (pretax). EFS is a provider of government-issued benefits payments and prepaid stored value cards used by state and federal government agencies, as well as of stored value services for private institutions. The sale of EFS resulted in an after-tax gain of $180 million in the 2004 first quarter.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup completed the acquisition of Washington Mutual Finance Corporation (WMF) for $1.25 billion in cash. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition includes 427 WMF offices located in 26 states, primarily in the Southeastern and Southwestern United States. WMF has more than 2,300 employees and total assets of $3.8 billion. Citicorp has guaranteed all outstanding unsecured indebtedness of WMF in connection with this acquisition. The results of WMF are included in the Consolidated Financial Statements from January 2004 forward.

Acquisition of Sears' Credit Card and Financial Products Business

        On November 3, 2003, Citigroup acquired the Sears' Credit Card and Financial Products business (Sears). Approximately $28.6 billion of gross receivables were acquired for a 10% premium of $2.9 billion and annual performance payments over the next 10 years based on new accounts, retail sales volume, and financial product sales. Approximately $5.8 billion of intangible assets and goodwill have been recorded as a result of this transaction. In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's businesses, products, and services. The results of Sears are included in the Consolidated Financial Statements from November 2003 forward.

Acquisition of The Home Depot's Private-Label Portfolio

        In July 2003, Citigroup completed the acquisition of The Home Depot's private-label portfolio (Home Depot), which added $6 billion in receivables and 12 million accounts. The results of Home Depot are included in the Consolidated Financial Statements from July 2003 forward.

Results of Operations

Income and Earnings Per Share

        Citigroup reported income of $1.144 billion or $0.22 per diluted share in the 2004 second quarter, both down 73%, from $4.299 billion or $0.83 in the 2003 second quarter. These results included a $4.95 billion after-tax charge, or $0.95 per diluted share, for the WorldCom and Litigation Reserve Charge. Results also included a $756 million, or $0.15 per diluted share, after-tax gain on the sale of Samba. Return on average common equity was 4.6% compared to 19.2% in the 2003 second quarter. Net income of $6.417 billion or $1.23 per diluted share for the 2004 six-month period were both down 24% from $8.402 billion or $1.62 per diluted share in the 2003 six months.

        In the 2004 second quarter, Global Consumer net income increased $825 million or 37% compared to the 2003 second quarter, while the Global Corporate and Investment Bank decreased $4.2 billion. Private Client net income increased $24 million or 13% from the second quarter of 2003, Global Investment Management grew $30 million or 7%, and Proprietary Investment Activities increased $210 million from the 2003 second quarter. For the six-month period, Global Consumer recorded a $1.3 billion or 29% increase, offset by a decrease of $3.8 billion in the Global Corporate and Investment Bank. Private Client recorded a $113 million or 33% increase from the 2003 six-month period, while Global Investment Management increased $129 million or 15% from the first half of 2003. Proprietary Investment Activities increased $198 million from the prior year's six-month period.

        See individual segment and product discussions on pages 14 - 35 for additional discussion and analysis of the Company's results of operations.

Revenues, Net of Interest Expense

        Total revenues, net of interest expense, of $22.3 billion and $43.8 billion in the 2004 second quarter and six-month period, respectively, were up $2.9 billion or 15% and $5.9 billion or 16% from the respective 2003 periods and included $1.2 billion related to the gain on sale of Samba. Global Consumer revenues were up $2.1 billion or 21% in the 2004 second quarter to $12.1 billion, and were up $3.8 billion or 20% from the 2003 six months to $23.6 billion. The increase was led by a $1.2 billion or 36% increase in Cards from the 2003 second quarter and a $2.5 billion or 37% increase from the 2003 six months, reflecting the results of the acquisitions of the Sears and Home Depot portfolios. Consumer Finance revenues increased $225 million or 9% and $353 million or 7% from the 2003 second quarter and six months, respectively, primarily reflecting the integration of the Washington Mutual consumer finance business. Retail Banking revenues increased $192 million or 5% and $523 million or 6% from the 2003 three-and six-month periods, respectively, due primarily to increased international investment product sales and growth in branch lending.

        GCIB revenues of $6.1 billion and $11.5 billion in the 2004 second quarter and six-month period, respectively, increased $627 million or 12% and $1.0 billion or 10% from the 2003 second quarter and six months, respectively. There was an increase of $88 million or 10% and $123 million or 7% in Transaction Services from the respective 2003 three- and six-month periods, primarily due to increases in securities services and cash management revenue. The increases were partially offset by a decrease in Capital Markets and Banking of $55 million from the 2003 second quarter, reflecting reduced revenues in fixed income and equity underwriting, while there was a $283 million increase from the 2003 six-month period.

        Private Client Services revenues of $1.6 billion and $3.3 billion in the 2004 second quarter and six-month period, respectively, increased $124 million or 9% and $520 million or 19% from the 2003 three- and six-month periods, respectively, due primarily to higher fee-based revenue. Global Investment Management revenues were $2.2 billion in the 2004 second quarter and $4.5 billion in the first half of 2004, up $79 million or 4% from the 2003 second quarter and $453 million or 11% from the prior-year six-month period. Life Insurance and Annuities revenues increased $61 million or 5% from the 2003 three months and $218 million or 9% from the 2003 six months, related primarily to increasing volumes and improved investment income. Asset Management noted increases of $34 million or 9% and $138 million or 19% from the 2003 three- and six-month periods, respectively. Private Bank noted a decrease of $16 million or 3% from the second quarter of 2003 but an increase of $97 million or 10% from the 2003 six-month period. Revenues from Proprietary Investment Activities in the 2004 second quarter and six-month period increased $312 million and $339 million, respectively, from the 2003 periods.

Selected Revenue Items

        Net interest revenue of $11.2 billion and $22.5 billion in the 2004 three- and six-month periods, respectively, increased $1.6 billion or 16% and $3.2 billion or 17% from the respective 2003 periods, primarily reflecting the impact of acquisitions, a changing rate environment and business volume growth in certain markets.

        Total commissions, asset management and administration fees, and other fee revenues of $6.1 billion and $12.2 billion increased by $737 million or 14% and $1.8 billion or 18% compared to the 2003 second quarter and six-month period, respectively, primarily as a result of higher Private Client Services customer activities and assets under fee-based management. Insurance premiums of $896 million and $1.8 billion in the 2004 three- and six-month periods, respectively, were up $57 million or 7% and $111 million or 7%, compared to a year ago primarily reflecting organic growth.

        Principal transactions revenues were $1.0 billion and $2.4 billion in the 2004 three- and six-month periods, respectively, down $269 million or 21% and $521 million or 18% from the respective year-ago periods due primarily to decreased volatility and lower FX trading. Realized gains from sales of investments were up $16 million from the second quarter of 2003 to $204 million and down $8 million to $342 million in the 2004 six-month period, primarily due to lower gains on the investment portfolio in 2004. Other revenue of $2.8 billion and $4.6 billion in the three- and six-month periods of 2004, respectively, increased $823 million and $1.2 billion from the 2003 second quarter and six-month period, respectively, primarily reflecting the $1.2 billion gain on the sale of Samba, partially offset in the quarterly comparison from decreases in revenue earned from securitization activity and SFAS 133 hedging activities in the mortgage business.

Operating Expenses

        Total operating expenses were $18.6 billion and $29.3 billion for the 2004 second quarter and six-month periods, up $8.7 billion and $9.8 billion from the comparable 2003 periods. The increases primarily reflected the $7.9 billion pretax reserve for the WorldCom and Litigation Reserve Charge and the impact of acquisitions.

        Expenses in the GCIB increased $8.0 billion from both the 2003 second quarter and six-month period, primarily due to the WorldCom and Litigation Reserve Charge. Global Consumer expenses were up 16% and 17% from the 2003 second quarter and six-month period, respectively, driven by acquisitions as well as increased marketing and advertising costs. Private Client Services expenses increased 7% and 15% from the 2003 periods primarily due to higher production-related compensation reflecting increased revenue and higher legal costs. Global Investment Management noted a 6% and 15% increase in expenses from the 2003 second quarter and six-month period, respectively, and Proprietary Investments Activities noted a 35% and 24% increase from the three- and six-month periods of 2003.

Benefits, Claims, and Credit Losses

        Benefits, claims, and credit losses were $2.4 billion and $5.5 billion in the 2004 second quarter and six-month period, down $649 million and $467 million from the respective 2003 periods. Global Consumer provisions for benefits, claims, and credit losses of $2.1 billion and $4.6 billion were up 2% and 10% from the 2003 second quarter and six months, reflecting the impact of acquisitions, partially offset by an improved credit environment which resulted in credit reserve releases.

        GCIB provision for credit losses of ($347) million in the 2004 second quarter decreased $645 million from the year-ago level, due to loan loss reserve releases resulting from the overall improvement in the credit environment.

        Corporate cash-basis loans at June 30, 2004 and 2003 were $2.6 billion and $4.2 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $98 million and $89 million, respectively. The decrease in corporate cash-basis loans from June 30, 2003 was related to improvements in the overall credit environment, write-offs, and sales of loans in the portfolio. Corporate cash-basis loans decreased $294 million from March 31, 2004, and $800 million from December 31, 2003.

Income Taxes

        The Company's effective tax rate of 4.0% in the 2004 second quarter reflected the tax benefits for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested. These benefits, among other items, were applied to the lower level of consolidated earnings in the 2004 second quarter. Without the impact of the separately-reported WorldCom and Litigation Reserve Charge and gain on sale of Samba, the 2004 second quarter effective tax rate would have been 32.6%.

        The 2003 second quarter tax rate was 31.1% and included a $94 million release of a tax reserve in Japan related to a settlement with the authorities and the benefit of indefinitely invested international earnings.

Regulatory Capital

        Total capital (Tier 1 and Tier 2) was $91.4 billion or 11.31% of net risk-adjusted assets, and Tier 1 Capital was $65.9 billion or 8.16% of net risk-adjusted assets at June 30, 2004, compared to $90.3 billion or 12.04% and $66.9 billion or 8.91%, respectively, at December 31, 2003.

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

        Certain amounts in prior periods have been reclassified to conform to the current period's presentation.

GLOBAL CONSUMER

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$12,072	$9,939	21	$23,571	$19,724	20
Operating expenses	5,367	4,623	16	10,612	9,099	17
Provisions for benefits, claims, and credit losses	2,111	2,064	2	4,585	4,187	10

Income before taxes and minority interest	4,594	3,252	41	8,374	6,438	30
Income taxes	1,513	999	51	2,703	2,044	32
Minority interest, after-tax	15	12	25	30	31	(3)

Net income	$3,066	$2,241	37	$5,641	$4,363	29

Average Risk Capital(1)	$21,969			$21,853
Return on Risk Capital(1)	56%			52%
Return on Invested Capital(1)	23%			22%

(1)
See Footnote (2) to the table on page 5.

        Global Consumer reported net income of $3.066 billion and $5.641 billion in the 2004 second quarter and six months, respectively, up $825 million or 37% and $1.278 billion or 29% from the comparable 2003 periods, driven by double-digit growth across all products, including the $378 million gain on the sale of Samba. Cards net income increased $254 million or 34% in the 2004 second quarter and $517 million or 35% in the 2004 six-month period from the comparable periods of 2003, mainly reflecting the addition of the Sears, Home Depot and KorAm portfolios, an improved credit environment, and the impact of a lower effective tax rate. Retail Banking net income increased $151 million or 15% in the 2004 second quarter and $343 million or 18% in the 2004 six months from the comparable periods of 2003, primarily reflecting international growth in all regions driven by increases in wealth management products and lending, and the KorAm acquisition in Asia, combined with improved credit in North America. Consumer Finance net income increased $73 million or 14% in the 2004 second quarter and $137 million or 13% in the 2004 six months from prior-year periods, primarily reflecting growth in North America, including the acquisition of WMF, and strong international growth in all regions, partially offset by the absence of a prior-year $94 million tax release in Japan.

        In the 2004 second quarter, Citigroup completed the acquisition of KorAm, which added $10.0 billion in deposits and $12.6 billion in loans, with $11.5 billion in Retail Banking and $1.1 billion in Cards at June 30, 2004. In January 2004, Citigroup completed the acquisition of WMF, which added $3.8 billion in average loans and 427 loan offices. In November 2003, Citigroup completed the acquisition of Sears, which added $15.4 billion of private-label card receivables, $13.2 billion of bankcard receivables and 32 million accounts. In July 2003, Citigroup completed the acquisition of the Home Depot portfolio, which added $6 billion in receivables and 12 million accounts. In July 2003, Citigroup also acquired the remaining stake in Diners Club Europe, adding 1 million accounts and $0.6 billion of receivables. These acquisitions were accounted for as purchases; therefore, their results are included in the Global Consumer results from the dates of acquisition.

Global Consumer Net Income—Regional View

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
North America (excluding Mexico)	$1,785	$1,515	18	$3,533	$2,988	18
Mexico	203	172	18	393	290	36
EMEA	601	155	NM	805	304	NM
Japan	147	195	(25)	289	371	(22)
Asia (excluding Japan)	280	198	41	527	384	37
Latin America	50	6	NM	94	26	NM

Total Net Income	$3,066	$2,241	37	$5,641	$4,363	29

NM Not meaningful

        The increase in Global Consumer net income in both the 2004 second quarter and six-month period reflected growth in all regions except Japan. North America (excluding Mexico) net income grew by 18% in both the 2004 second quarter and six months, reflecting the impact of acquisitions and an improved credit environment, resulting in lower net credit losses and credit reserve releases. Mexico contributed net income growth of $31 million and $103 million in the 2004 second quarter and six months, respectively, driven by the impact of loan growth in Cards and lower funding costs. EMEA net income grew $446 million and $501 million in the 2004 second quarter and six months, primarily reflecting the $378 million gain on the sale of Samba in the 2004 second quarter, which is reflected in Consumer Other, and higher wealth management sales and lending in Retail Banking. Income in Japan declined 25% and 22% in the 2004 second quarter and six months, respectively, primarily reflecting the absence of a $94 million prior-year tax release in

Consumer Finance. Growth in Asia of $82 million or 41% and $143 million or 37% in the 2004 second quarter and six month periods, respectively, was mainly due to higher wealth management sales in Retail Banking, improved credit and growth in Cards, and the impact of KorAm. The increase in Latin America of $44 million in the 2004 second quarter and $68 million in the 2004 six months was mainly due to improvements in Argentina, including the absence of prior-year repositioning costs in both Retail Banking and Consumer Finance.

Cards

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$4,467	$3,296	36	$9,065	$6,602	37
Operating expenses	1,964	1,463	34	3,902	2,909	34
Provision for credit losses	1,015	678	50	2,243	1,452	54

Income before taxes and minority interest	1,488	1,155	29	2,920	2,241	30
Income taxes	475	396	20	926	764	21
Minority interest, after-tax	1	1	—	2	2	—

Net income	$1,012	$758	34	$1,992	$1,475	35

Average assets (in billions of dollars)	$94	$62	52	$95	$65	46
Return on assets	4.33%	4.90%		4.22%	4.58%

Average Risk Capital(1)	$5,439			$5,476
Return on Risk Capital(1)	75%			73%
Return on Invested Capital(1)	25%			24%

(1)
See Footnote (2) to the table on page 5.

        Cards reported net income of $1.012 billion and $1.992 billion in the 2004 second quarter and six months, respectively, up $254 million or 34% and $517 million or 35% from the 2003 periods. North America cards reported net income of $850 million and $1.682 billion in the 2004 second quarter and six months, respectively, up $201 million or 31% and $415 million or 33% from the 2003 periods, mainly reflecting the Sears and Home Depot acquisitions, an improved credit environment including the impact of a $60 million credit reserve release, higher sales, and the benefit of a lower effective tax rate. International cards net income of $162 million and $310 million in the 2004 second quarter and six months, respectively, increased 49% from both the 2003 second quarter and six-month period, reflecting receivables growth, improved credit, a lower effective tax rate and the addition of KorAm.

        As shown in the following table, average managed loans grew 22% in both the 2004 second quarter and six months, reflecting growth of 21% in North America in both periods and 31% and 27%, respectively, in International Cards. In North America, the addition of the Sears and Home Depot portfolios and growth in Mexico were partially offset by a decline in introductory promotional rate balances that was driven by a change in account acquisition marketing strategies in 2003, as well as the sale of $1.7 billion of non-strategic portfolios in 2003. International Cards growth reflected growth in all regions led by Asia and EMEA, which included the addition of KorAm and Diners Club Europe, respectively, and the benefit of strengthening currencies.

        Total card sales were $87.0 billion and $166.1 billion in the 2004 second quarter and six months, respectively, up 27% and 24% from the 2003 periods. North America sales were up 24% and 22% over the prior-year quarter and six months to $74.3 billion and $142.1 billion, respectively, reflecting the impact of acquisitions and higher purchase sales. International Cards sales grew 41% and 36% over the prior-year quarter and six months to $12.7 billion and $24.0 billion, reflecting broad-based growth led by Asia and EMEA, again reflecting the addition of KorAm and Diners Club Europe, respectively, and the benefit of strengthening currencies.

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
In billions of dollars
Sales
North America	$74.3	$59.7	24	$142.1	$116.8	22
International	12.7	9.0	41	24.0	17.6	36

Total Sales	$87.0	$68.7	27	$166.1	$134.4	24
Average managed loans
North America	$136.9	$112.7	21	$138.0	$114.0	21
International	15.4	11.8	31	14.9	11.7	27

Total average managed loans	$152.3	$124.5	22	$152.9	$125.7	22
Average securitized receivables	(75.6)	(71.1)	(6)	(75.8)	(69.4)	(9)
Average loans held-for-sale	(2.1)	(3.0)	30	(1.1)	(4.1)	73

Total on-balance sheet average loans	$74.6	$50.4	48	$76.0	$52.2	46

        Revenues, net of interest expense, of $4.467 billion and $9.065 billion in the 2004 second quarter and six months, respectively, increased $1.171 billion or 36% and $2.463 billion or 37% from the 2003 periods. Revenue growth in North America of $997 million or 37% and $2.149 billion or 40% in the 2004 second quarter and six months was mainly due to the impact of acquisitions, net interest margin expansion, the benefit of increased purchase sales, and increased loans in Mexico. Revenue growth in North America was partially offset by increased credit losses on securitized receivables (which are recorded as a contra-revenue item after receivables are securitized), the absence of a 2003 second quarter gain from the sale of $1.7 billion in non-strategic portfolios, and the absence of net gains of $69 million and $215 million in the 2003 second quarter and six months resulting from changes in estimates related to the timing of revenue recognition on securitized portfolios. Revenue growth in International Cards of $174 million or 29% and $314 million or 26% in the 2004 second quarter and six months was mainly driven by loan and sales growth in all regions, the additions of Diners Club Europe and KorAm, and the benefit of foreign currency translation.

        Operating expenses in the 2004 second quarter and six months of $1.964 billion and $3.902 billion were $501 million or 34% and $993 million or 34% higher than the prior-year periods, primarily reflecting the impact of acquisitions and foreign currency translation, combined with increased marketing and advertising costs in both North America and International Cards.

        The provision for credit losses in the 2004 second quarter and six months was $1.015 billion and $2.243 billion, respectively, compared to $678 million and $1.452 billion in the prior-year periods. The increase in the provision for credit losses was mainly in North America and reflected the impact of the Sears and Home Depot acquisitions. These acquisitions more than offset a decline in net credit losses and the release of credit reserves of $69 million resulting from the improved credit environment, as well as the impact of increased levels of securitized receivables.

        The securitization of credit card receivables is limited to the CitiCards business within North America. At June 30, 2004, securitized credit card receivables were $76.4 billion, compared to $72.0 billion at June 30, 2003. Credit card receivables held-for-sale were $6.3 billion at June 30, 2004 compared to $3.0 billion a year ago. Because securitization changes Citigroup's role from that of a lender to that of a loan servicer, it removes the receivables from Citigroup's balance sheet and affects the amount of revenue and the manner in which revenue and the provision for credit losses are classified in the income statement. For securitized receivables and receivables held-for-sale, gains are recognized upon sale and amounts that would otherwise be reported as net interest revenue, commission and fees revenue, and credit losses on loans are instead reported as commission and fees revenue (for servicing fees) and other revenue (for the remaining revenue, net of credit losses and the amortization of previously recognized securitization gains). Because credit losses are a component of these cash flows, revenues over the term of the transaction may vary depending on the credit performance of the securitized receivables. However, Citigroup's exposure to credit losses on the securitized receivables is limited to the cash flows from the receivables.

        Including securitized receivables and receivables held-for-sale, managed net credit losses in the 2004 second quarter were $2.373 billion, with a related loss ratio of 6.27%, compared to $2.554 billion and 6.69% in the 2004 first quarter, and $1.887 billion and 6.08% in the 2003 second quarter. The increase in the ratio from the prior-year second quarter reflected the addition of the Sears portfolio, which impacted both the bankcard and private label portfolios in North America, as well as the impact of lower introductory promotional rate balances, and was partially offset by the improved credit environments in North America and the International regions, led by Asia. The decrease in the ratio versus the 2004 first quarter primarily reflects the improved credit environment.

        Loans delinquent 90 days or more on a managed basis were $2.808 billion or 1.82% of loans at June 30, 2004, compared to $3.152 billion or 2.08% at March 31, 2004 and $2.313 billion or 1.88% at June 30, 2003. The net impact of acquisitions was more than offset by the improved credit environment in driving the declines versus both the prior year and the prior quarter.

Consumer Finance

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$2,677	$2,452	9	$5,365	$5,012	7
Operating expenses	873	835	5	1,796	1,700	6
Provisions for benefits, claims, and credit losses	894	957	(7)	1,810	1,887	(4)

Income before taxes	910	660	38	1,759	1,425	23
Income taxes	316	139	NM	598	401	49

Net income	$594	$521	14	$1,161	$1,024	13

Average assets (in billions of dollars)	$110	$105	5	$111	$105	6
Return on assets	2.17%	1.99%		$2.10%	$1.97%

Average Risk Capital(1)	$3,798			$3,754
Return on Risk Capital(1)	63%			62%
Return on Invested Capital(1)	21%			21%

(1)
See Footnote (2) to the table on page 5.

NM Not meaningful

        Consumer Finance reported net income of $594 million and $1.161 billion in the 2004 second quarter and six months, respectively, up $73 million or 14% and $137 million or 13% from the comparable 2003 periods, principally reflecting growth in North America, including the acquisition of WMF, and strong international growth in all regions, except for a decline in Japan. The decline in Japan resulted from the absence of a $94 million prior-year tax reserve release related to a settlement with tax authorities.

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
In billions of dollars
Average loans
Real estate-secured loans	$56.7	$51.7	10	$56.6	$51.4	10
Personal	24.4	22.2	10	24.5	22.4	9
Auto	11.5	11.1	4	11.5	11.0	5
Sales finance and other	5.2	4.8	8	5.4	4.5	20

Total average loans	$97.8	$89.8	9	$98.0	$89.3	10

        As shown in the preceding table, average loans grew $8.0 billion or 9% compared to the 2003 second quarter, reflecting growth in North America of $7.8 billion. North American growth reflected the addition of WMF, which contributed $3.8 billion in average loans, and growth in real estate-secured and auto loans. Growth in the International markets was driven by real estate-secured and personal loans in both EMEA and Asia, and included the impact of strengthening currencies. In Japan, average loans in both the 2004 second quarter and six-month period declined 5% from the comparable 2003 periods, as the benefit of foreign currency translation was more than offset by the impact of higher pay-downs, reduced loan demand, and tighter underwriting standards.

        As shown in the following table, the average net interest margin of 10.19% in the 2004 second quarter increased 11 basis points from the 2003 second quarter, reflecting increases in both North America and International Consumer Finance. In North America, the average net interest margin was 8.52% in the 2004 second quarter, increasing 12 basis points from the prior-year quarter, as the benefit of lower cost of funds and the addition of WMF was partially offset by lower yields. The decline in yields in North America reflected the lower interest rate environment and the continued shift to higher-quality credits, particularly in the auto loan business. The average net interest margin for International Consumer Finance was 16.33% in the 2004 second quarter, increasing 64 basis points from the prior-year quarter, primarily driven by margin expansion in EMEA and Asia due to lower funding costs and improved yields, and improvement in Japan. The increase in Japan primarily resulted from fewer adjustments and refunds of interest, and lower funding costs.

	Three Months Ended June 30,
	2004	2003	Change
Average Net Interest Margin
North America	8.52%	8.40%	12 bps
International	16.33%	15.69%	64 bps
Total	10.19%	10.08%	11 bps

        Revenues, net of interest expense, of $2.677 billion and $5.365 billion in the 2004 second quarter and six months, respectively, increased $225 million or 9% and $353 million or 7% from the prior-year periods. Revenue in North America increased $181 million or 11% and $381 million or 12% from the 2003 second quarter and six-month period, respectively, primarily driven by the acquisition of WMF and growth in receivables, partially offset by declines in insurance-related revenue. Revenue in International Consumer Finance increased $44 million or 5% from the 2003 second quarter, mainly due to growth in EMEA and Asia, including the impact of foreign currency translation, partially offset by a decline in Japan due to lower volumes. International Consumer Finance revenue for the 2004 six-month period declined $28 million or 2% from the prior year, mainly driven by lower volumes and spreads in Japan, partially offset by the benefit of foreign currency translation and growth in EMEA and Asia.

        Operating expenses of $873 million and $1.796 billion in the 2004 second quarter and six months, respectively, increased $38 million or 5% and $96 million or 6% from the prior-year periods. Operating expenses in North America increased $24 million or 5% and $74 million or 7%, respectively, from the prior-year periods primarily due to the acquisition of WMF. In International Consumer Finance, operating expenses increased $14 million or 4% from the prior-year quarter and $22 million or 3% from the prior-year six months, reflecting the impact of foreign currency translation, volume growth and front office expansion in Asia and EMEA, partially offset by lower operating expenses in Japan reflecting expense savings from office closings, headcount reductions and the absence of prior-year repositioning costs.

        The provisions for benefits, claims, and credit losses were $894 million in the 2004 second quarter, down from $916 million in the 2004 first quarter and $957 million in the 2003 second quarter, as decreases in the provision for credit losses in Japan due to lower bankruptcies, and improved credit conditions in the U.S., were partially offset by the impact of the WMF acquisition. Net credit losses and the related loss ratio were $857 million and 3.52% in the 2004 second quarter, compared to $870 million and 3.57% in the 2004 first quarter and $897 million and 4.01% in the 2003 second quarter. In North America, the net credit loss ratio of 2.69% in the 2004 second quarter was down from 2.79% in the 2004 first quarter and 2.98% in the 2003 second quarter, reflecting improvements in the real estate and auto businesses, partially offset by the impact of WMF. The net credit loss ratio for International Consumer Finance was 6.57% in the 2004 second quarter, up from 6.31% in the 2004 first quarter and down from 7.43% in the 2003 second quarter. The increase from the prior quarter was primarily due to the impact on the ratio of lower loan volumes in Japan. The decrease in the ratio from the prior-year quarter primarily reflected improved conditions in Japan, where lower bankruptcy losses were partially offset by the impact on the ratio of lower loan volumes.

        Loans delinquent 90 days or more were $1.948 billion or 1.96% of loans at June 30, 2004, compared to $2.127 billion or 2.15% at March 31, 2004 and $2.182 billion or 2.41% a year ago. The decrease in the delinquency ratio versus the prior year and prior quarter was mainly due to improvements in North America.

Retail Banking

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$4,371	$4,179	5	$8,600	$8,077	6
Operating expenses	2,451	2,241	9	4,723	4,343	9
Provisions for benefits, claims, and credit losses	202	429	(53)	532	848	(37)

Income before taxes and minority interest	1,718	1,509	14	3,345	2,886	16
Income taxes	548	493	11	1,039	922	13
Minority interest, after-tax	14	11	27	28	29	(3)

Net income	$1,156	$1,005	15	$2,278	$1,935	18

Average assets (in billions of dollars)	$259	$230	13	$249	$229	9
Return on assets	1.80%	1.75%		1.84%	1.70%

Average Risk Capital(1)	$12,732			$12,623
Return on Risk Capital(1)	37%			36%
Return on Invested Capital(1)	18%			18%

(1)
See Footnote (2) to the table on page 5.

        Retail Banking reported net income of $1.156 billion and $2.278 billion in the 2004 second quarter and six months, respectively, up $151 million or 15% and $343 million or 18% from the 2003 periods. The increase in Retail Banking was driven by growth in International Retail Banking of $135 million or 50% and $232 million or 43% in the 2004 second quarter and six months, respectively, reflecting growth across all regions. Net income in North America increased $16 million or 2% and $111 million or 8% in the 2004 second quarter and six months, respectively, primarily due to improved credit costs.

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
In billions of dollars
Average customer deposits
North America(1)	$157.4	$154.1	2	$155.7	$153.5	1
International	102.1	84.3	21	99.2	82.9	20

Total average customer deposits(1)	$259.5	$238.4	9	$254.9	$236.4	8
Average loans
North America	$133.7	$122.1	10	$131.0	$123.4	6
International	45.8	35.6	29	42.0	35.2	19

Total average loans	$179.5	$157.7	14	$173.0	$158.6	9

(1)
Includes bank deposit program balances generated from the Smith Barney channel managed by Citibanking North America.

        As shown in the preceding table, Retail Banking grew average customer deposits and average loans compared to 2003. Average customer deposit growth in North America primarily reflected increases in both higher-margin demand and savings deposits partially offset by declines in time and mortgage escrow deposits. Average loan growth in North America reflected increased mortgages and student loans in Consumer Assets, partially offset by a decline in CitiCapital resulting from the run-off of non-core portfolios and the sale of the $1.2 billion CitiCapital Fleet Services portfolio in 2003. In the International markets, average customer deposits grew 21% from the prior-year quarter driven by growth in Asia, EMEA and Japan and the impact of foreign currency translation. The growth in Asia included the impact of the KorAm acquisition, which added $6.7 billion in average customer deposits, while the growth in EMEA was primarily in Germany. International Retail Banking average loans increased 29% from the prior-year quarter due to growth in Asia and EMEA, and included the impacts of the KorAm acquisition and foreign currency translation. Growth in both average loans and average customer deposits was negatively impacted by volume declines in Latin America, largely reflecting the impact of strategic repositioning in the area.

        As shown in the following table, revenues, net of interest expense, of $4.371 billion and $8.600 billion in the 2004 second quarter and six months, respectively, increased $192 million or 5% and $523 million or 6% from the 2003 periods. The growth in revenues reflected an increase in International Retail Banking, partially offset by a decline in North America. Revenues in North America decreased $88 million or 3% compared to the prior-year quarter and $6 million in the six-month comparison. The decline in the 2004 second quarter in North America primarily reflected lower results in Consumer Assets and Mexico, offset by increases in CitiCapital, Primerica and Citibanking North America. The decline in Consumer Assets primarily resulted from lower securitization revenues, including the adoption of SAB 105, resulting in a one-time decrease in revenues of $35 million, and an $80 million net pretax loss on mortgage servicing hedge ineffectiveness resulting from the volatile rate environment. In Mexico, revenues declined due to foreign currency translation and the absence of prior-year benefits resulting from revised estimates of reserves related to certain investments, partially offset by the gain on the sale of a mortgage portfolio and the impact of higher deposit volumes. The increase in CitiCapital primarily resulted from the reclassification of operating leases from loans to other assets and the related operating lease depreciation expense from revenue to expense. This reclassification increased both revenues and expenses by $135 million pretax. The increase in Primerica resulted from increased life insurance and investment fee revenues, while in Citibanking North America the increase was driven by the benefit of higher deposit and loan volumes, partially offset by lower net funding spreads. The decline in North America Retail Banking revenues in the six-month period was driven by a decline in Consumer Assets, primarily from the lower securitization revenues, including the SAB 105 impact, and the hedge ineffectiveness, offset by increases in the remaining North America Retail Banking products.

        International Retail Banking revenues increased $280 million or 23% and $529 million or 22% in the 2004 second quarter and six-month period, respectively, reflecting growth in all regions and the impact of strengthening currencies. Revenue increases in Asia benefited from the KorAm acquisition, increased investment product sales, favorable foreign currency translation and growth in branch lending. Growth in EMEA was driven by improved investment product sales and increased branch lending, mainly in Germany, as well as the impact of favorable foreign currency translation, while the Latin America increase primarily related to interest rate movements in Argentina. The increase in Japan was related to increased deposit and investment product sales.

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense
Citibanking North America, Consumer Assets and CitiCapital	$1,858	$1,937	(4)	$3,674	$3,732	(2)
Primerica Financial Services	529	515	3	1,060	1,030	3
Mexico	479	502	(5)	956	934	2

North America	2,866	2,954	(3)	5,690	5,696	—

EMEA	721	585	23	1,406	1,133	24
Japan	119	113	5	244	221	10
Asia	540	418	29	1,007	809	24
Latin America	125	109	15	253	218	16

International	1,505	1,225	23	2,910	2,381	22

Total revenues, net of interest expense	$4,371	$4,179	5	$8,600	$8,077	6

        Operating expenses in the 2004 second quarter and six months increased $210 million or 9% and $380 million or 9%, respectively, from the comparable 2003 periods. In North America, expenses grew $130 million or 8% and $218 million or 7% from the 2003 second quarter and six months, respectively. The increase primarily reflected the impact of the operating lease reclassification in CitiCapital of $135 million and higher volume-related expenses in Citibanking North America including increased advertising and marketing costs, partially offset by declines in Mexico. Mexico's expenses declined in the 2004 second quarter primarily due to foreign currency translation, and was partially offset by increased legal costs in the 2004 six-month period. International Retail Banking operating expenses increased $80 million or 12% and $162 million or 12% from the 2003 second quarter and six months, respectively, mainly reflecting the addition of KorAm, the impact of foreign currency translation, and increased investments for branch expansion, technology and advertising and marketing, partially offset by the absence of prior-year repositioning costs, mainly in Latin America and, for the six-month period, in EMEA.

        The provisions for benefits, claims, and credit losses were $202 million and $532 million in the 2004 second quarter and six months, respectively, down $227 million or 53% and $316 million or 37% from the comparable periods in 2003. The declines were driven by credit reserve releases of $138 million in the 2004 second quarter and lower net credit losses in CitiCapital, Consumer Assets, Citibanking North America, Asia and Latin America. An increase in credit costs for EMEA was primarily driven by Germany. Net credit losses (excluding Commercial Markets) were $176 million and the related loss ratio was 0.51% in the 2004 second quarter, compared to $155 million and 0.49% in the 2004 first quarter, and $165 million and 0.58% in the 2003 second quarter. The increase in credit losses from the 2004 first quarter was mainly driven by lower recoveries in Mexico. The decrease in the net credit loss ratio (excluding Commercial Markets) from the 2003 second quarter was primarily due to improvements in all regions except EMEA and Mexico. The increase in EMEA primarily resulted from increases in Germany. Commercial Markets net credit losses were $31 million and the related loss ratio was 0.31% in the 2004 second quarter, compared to $50 million and 0.51% in the 2004 first quarter, and $139 million and 1.30% in the 2003 second quarter. The 2004 second quarter improvement in Commercial Markets net credit losses from both the 2004 first quarter and 2003 second quarter was due to declines in CitiCapital, Mexico and Citibanking North America.

        Loans delinquent 90 days or more (excluding Commercial Markets) were $3.576 billion or 2.46% of loans at June 30, 2004, compared to $3.698 billion or 2.86% at March 31, 2004, and $3.706 billion or 3.29% a year ago. Compared to a year ago, the decrease in delinquent loans resulted from improvements in Consumer Assets, Asia and Latin America, partially offset by an increase in Germany, which included the impact of foreign currency translation. The decline in Consumer Assets mainly reflected a lower level of buybacks from GNMA pools where credit risk is maintained by government agencies. The decline in Asia was mainly in Taiwan and was partially offset by the impact of KorAm.

        Cash-basis loans in Commercial Markets were $1.173 billion or 2.96% of loans at June 30, 2004, $1.213 billion or 3.11% at March 31, 2004, and $1.165 billion or 2.76% at June 30, 2003. Cash-basis loans improved from the prior quarter primarily due to improvements in Mexico and CitiCapital, where the business continues to work through the liquidation of non-core portfolios. These declines were partially offset by increases in Citibanking North America and EMEA. Compared to the 2003 second quarter, the increase in cash-basis loans reflected increases in EMEA, mainly in Germany, and in Mexico, and was partially offset by improvements in CitiCapital and the other international regions.

        Average assets of $259 billion and $249 billion in the 2004 second quarter and six months, respectively, increased $29 billion and $20 billion from the comparable periods of 2003. The increase in average assets primarily reflected the impact of the KorAm acquisition and growth in mortgages, partially offset by a reduction in CitiCapital due to the liquidation of non-core portfolios.

Other Consumer

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
In millions of dollars
Revenues, net of interest expense	$557	$12	$541	$33
Operating expenses	79	84	191	147

Income before taxes (benefits)	478	(72)	350	(114)
Income taxes (benefits)	174	(29)	140	(43)

Net income (loss)	$304	$(43)	$210	$(71)

        Other Consumer—which includes certain treasury and other unallocated staff functions, global marketing and other programs—reported income of $304 million and $210 million in the 2004 second quarter and six months, respectively, compared to losses of $43 million and $71 million in the comparable 2003 periods. The increase of $347 million and $281 million in the 2004 second quarter and six months, respectively, was primarily due to a $378 million after-tax gain related to the sale of Samba in the 2004 second quarter. The increases were partially offset by lower treasury results, including the impact of higher capital funding costs, and for the six-month period, an increase in legal reserves.

GLOBAL CORPORATE AND INVESTMENT BANK

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
	In millions of dollars
Revenues, net of interest expense	$6,064	$5,437	12	$11,535	$10,523	10
Operating expenses	11,148	3,186	NM	14,167	6,136	NM
Provision for credit losses	(347)	298	NM	(407)	414	NM

Income (loss) before taxes and minority interest	(4,737)	1,953	NM	(2,225)	3,973	NM
Income taxes (benefit)	(1,951)	597	NM	(1,162)	1,211	NM
Minority interest, after-tax	20	12	67	36	17	NM

Net income (loss)	$(2,806)	$1,344	NM	$(1,099)	$2,745	NM

Average Risk Capital(1)	$18,810			$17,546
Return on Risk Capital(1)	(60)%			(13)%
Return on Invested Capital(1)	(48)%			(10)%

(1)
See Footnote (2) to the table on page 5.

NM Not meaningful

        GCIB reported a net loss of $2.806 billion and $1.099 billion in the 2004 second quarter and six months, down $4.150 billion and $3.844 billion from the 2003 second quarter and six months, respectively. The 2004 second quarter reflects a decrease of $4.559 billion in Other Corporate from the 2003 second quarter, reflecting the $4.95 billion WorldCom and Litigation Reserve Charge, partially offset by a $378 million after-tax gain on the sale of Samba and by increases of $328 million or 28% in Capital Markets and Banking and $81 million or 45% in Transaction Services. The 2004 six months reflects a decrease of $4.570 billion in Other Corporate, offset by increases of $602 million or 25% in Capital Markets and Banking and $124 million or 33% in Transaction Services. The increase in the average risk capital is due largely to the impact on operational risk capital of the WorldCom and Litigation Reserve Charge, the acquisition of KorAm, as well as higher credit volume.

        Capital Markets and Banking net income of $1.502 billion and $2.979 billion in the 2004 second quarter and six months, respectively, increased $328 million or 28% and $602 million or 25% from the 2003 periods. The increase in the 2004 second quarter is primarily due to a lower provision for credit losses and increases in Fixed Income Markets and Lending revenue, partially offset by declines in Investment Banking and Equity Markets revenues. The increase in the 2004 six months primarily reflects a lower provision for credit losses as well as increases in Fixed Income Markets, Lending, and Equity Markets revenues, partially offset by decreases in Investment Banking revenues. Expenses in both comparative periods were essentially unchanged.

        Transaction Services net income of $261 million and $495 million in the 2004 second quarter and six months increased $81 million or 45% from the 2003 second quarter and $124 million or 33% from the 2003 six months, respectively. The increases in net income in 2004 were primarily due to lower provision for credit losses, higher revenue reflecting growth in assets under custody and liability balances, and improved spreads, partially offset by higher expenses.

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

GCIB Net Income—Regional View

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
	In millions of dollars
North America (excluding Mexico)	$(4,244)	$579	NM	$(3,498)	$1,240	NM
Mexico	184	74	NM	278	181	54
EMEA	661	329	NM	925	568	63
Japan	87	14	NM	180	54	NM
Asia (excluding Japan)	321	193	66	629	376	67
Latin America	185	155	19	387	326	19

Total Net Income	$(2,806)	$1,344	NM	$(1,099)	$2,745	NM

NM Not meaningful

        GCIB net income decreased in the 2004 second quarter and six months primarily as a result of the WorldCom and Litigation Reserve Charge in North America (excluding Mexico), partially offset by increases in EMEA, Asia (excluding Japan) and Mexico. EMEA net income increased $332 million in the 2004 second quarter and $357 million in the 2004 six months primarily due to the $378 million after-tax gain on the sale of Samba. Asia (excluding Japan) net income increased $128 million in the 2004 second quarter, primarily due to loan loss reserve releases, as a result of improving credit quality, and the acquisition of KorAm. The increase in Asia (excluding Japan) net income of $253 million in the 2004 six months was also due to increases in Fixed Income (mainly in global distressed debt trading) and Equities (mainly in derivatives and cash trading), and strong foreign exchange trading results positively impacted by the weakening of the U.S. dollar. Japan net income increased $73 million and $126 million in the 2004 second quarter and six months, respectively, due to increases in Equities and Investment Banking. Mexico net income increased $110 million and $97 million in the 2004 second quarter and six months, respectively, primarily due to loan loss reserve releases resulting from improving credit quality.

Capital Markets and Banking

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$4,495	$4,550	(1)	$9,026	$8,743	3
Operating expenses	2,537	2,546	—	4,891	4,900	—
Provision for credit losses	(276)	286	NM	(302)	393	NM

Income before taxes and minority interest	2,234	1,718	30	4,437	3,450	29
Income taxes	713	532	34	1,424	1,056	35
Minority interest, after-tax	19	12	58	34	17	100

Net income	$1,502	$1,174	28	$2,979	$2,377	25

Average Risk Capital(1)	$17,470			$16,245
Return on Risk Capital(1)	35%			37%
Return on Invested Capital(1)	27%			29%

(1)
See Footnote (2) to the table on page 5.

NM Not meaningful

        Capital Markets and Banking net income of $1.502 billion and $2.979 billion in the 2004 second quarter and six months, respectively, increased $328 million or 28% and $602 million or 25% from the 2003 periods. The increase in the 2004 second quarter is primarily due to a lower provision for credit losses and increases in Fixed Income Markets and Lending revenue, partially offset by declines in Investment Banking and Equity Markets revenues. The increase in the 2004 six months primarily reflects a lower provision for credit losses as well as increases in Fixed Income Markets, Lending, and Equity Markets revenues, partially offset by decreases in Investment Banking revenues. Expenses in both comparative periods were essentially unchanged.

        Revenues, net of interest expense, of $4.495 billion and $9.026 billion in the 2004 second quarter and six months decreased $55 million or 1% from the 2003 second quarter and increased $283 million or 3% from the 2003 six months, respectively. Revenues decreased in the 2004 second quarter driven by declines in Investment Banking and Equity Markets, partially offset by increases in Fixed Income Markets and Lending. Investment Banking's decline primarily reflects reduced activity in fixed income and equity underwriting, partially offset by increases in advisory and other fees, primarily higher M&A. The Equity Markets decline reflects weak derivative activity, due to declines in volatility, and decreases in convertibles reflecting rising interest rates and widening spreads. The Fixed Income Markets increase is primarily driven by gains on interest rate hedges on accrual products, higher commodities, and increases in municipals and mortgage trading. Lending increased primarily due to the absence of prior-year losses in credit derivatives (which serve as an economic hedge for the loan portfolio) and the acquisition of KorAm.

        The increase in revenues in the 2004 six months was driven by increases in Fixed Income Markets, Lending, and Equity Markets, partially offset by decreases in Investment Banking. Fixed Income Markets increased primarily due to higher commodities, gains on interest rate hedges on accrual products, and increases in municipals as well as distressed debt and mortgage trading. Lending's increase primarily reflects the absence of prior-year losses on credit derivatives and the acquisition of KorAm. The Equity Markets increase is primarily driven by higher derivatives and cash trading, partially offset by declines in convertibles. Investment Banking declined primarily due to lower fixed income underwriting, partially offset by increases in equity underwriting and advisory and other fees, primarily higher M&A.

        Operating expenses of $2.537 billion and $4.891 billion in the 2004 second quarter and six months were basically unchanged from the 2003 periods primarily due to lower compensation and benefits expense (primarily reflecting lower incentive compensation accrual), partially offset by the acquisition of KorAm.

        The provision for credit losses was ($276) million in the 2004 second quarter and ($302) million in the 2004 six months, down $562 million and $695 million, respectively, from the 2003 periods primarily due to loan loss reserve releases as a result of improving credit quality, and lower credit losses in the power and energy industry, Argentina and Brazil. The current quarter included the release of $276 million in loan loss reserves, which consisted of releases of $158 million in Mexico, $59 million in Latin America, $36 million in Asia, $13 million in Japan and $10 million in EMEA.

        Cash-basis loans were $2.501 billion at June 30, 2004, compared to $2.811 billion at March 31, 2004, $3.263 billion at December 31, 2003, and $3.691 billion at June 30, 2003. Cash-basis loans net of write-offs decreased $1.190 billion from June 30, 2003, primarily due to decreases to borrowers in the telecommunications and power and energy industries and charge-offs against reserves as well as paydowns from corporate borrowers in Argentina, Mexico, Hong Kong, and New Zealand, partially offset by increases in Korea reflecting the acquisition of KorAm and a reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services to Capital Markets and Banking. Cash-basis loans decreased $310 million from March 31, 2004, primarily due to charge-offs taken against reserves and paydowns from borrowers in the power and energy industry, Mexico, Australia and Argentina, partially offset by increases in Korea reflecting the acquisition of KorAm.

Transaction Services

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$984	$896	10	$1,923	$1,800	7
Operating expenses	692	634	9	1,350	1,259	7
Provision for credit losses	(71)	12	NM	(105)	21	NM

Income before taxes and minority interest	363	250	45	678	520	30
Income taxes and minority interest, after-tax	102	70	46	183	149	23

Net income	$261	$180	45	$495	$371	33

Average Risk Capital(1)	$1,340			$1,302
Return on Risk Capital(1)	78%			76%
Return on Invested Capital(1)	48%			47%

(1)
See Footnote (2) to the table on page 5.

NM Not meaningful

        Transaction Services net income of $261 million and $495 million in the 2004 second quarter and six months increased $81 million or 45% from the 2003 second quarter and $124 million or 33% from the 2003 six months, respectively. The increases in net income in 2004 were primarily due to lower provision for credit losses, higher revenue reflecting growth in assets under custody and liability balances and improved spreads, partially offset by higher expenses.

        As shown in the following table, average liability balances of $113 billion grew 18% compared to the 2003 second quarter, primarily due to increases in Asia and Europe reflecting positive flow and foreign exchange impact. Assets under custody reached $7.0 trillion, an increase of $1.4 trillion or 25% compared to the 2003 second quarter, primarily reflecting market appreciation and increases in customer volumes.

	Three Months Ended June 30,	Three Months Ended June 30,
			% Change
	2004	2003
Liability balances (average in billions)	$113	$96	18
Assets under custody (EOP in trillions)	7.0	5.6	25

        Revenues, net of interest expense, of $984 million and $1.923 billion in the 2004 second quarter and six months increased $88 million or 10% from the 2003 second quarter and $123 million or 7% from the 2003 six months, respectively. The increases in both periods were primarily driven by growth in assets under custody and liability balances, improved spreads and new business initiatives, including the acquisition of Forum Financial during the fourth quarter of 2003 and of KorAm in the second quarter of 2004. The 2003 six-month period included gains on the early termination of intracompany deposits (which were offset in Capital Markets and Banking).

        Operating expenses of $692 million and $1.350 billion in the 2004 second quarter and six months increased $58 million or 9% from the 2003 second quarter and $91 million or 7% from the 2003 six months, respectively. Expenses increased in the 2004 periods primarily due to higher business volumes, including the effect of the acquisitions of Forum Financial and KorAm, as well as increased compensation and benefits costs.

        The provision for credit losses of $(71) and $(105) million in the 2004 second quarter and six months decreased $83 million from the 2003 second quarter and $126 million from the 2003 six months, respectively, primarily due to general loan loss reserve releases of $74 million in the 2004 second quarter and $96 million in 2004 six months as a result of improving credit quality and lower write-offs in Latin America.

        Cash-basis loans, which in the Transaction Services business are primarily trade finance receivables, were $118 million, $102 million, $156 million, and $513 million at June 30, 2004, March 31, 2004, December 31, 2003 and June 30, 2003, respectively. Cash-basis loans decreased $395 million from June 30, 2003, primarily due to a reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services to Capital Markets and Banking, along with charge-offs in Argentina and Poland. The increase of $16 million from March 31, 2004 was primarily due to an increase in cash basis loans in EMEA.

Other Corporate

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
In millions of dollars
Revenues, net of interest expense	$585	$(9)	$586	$(20)
Operating expenses	7,919	6	7,926	(23)

(Loss) before taxes	(7,334)	(15)	(7,340)	3
Income tax (benefits)	(2,765)	(5)	(2,767)	6

Net (loss)	$(4,569)	$(10)	$(4,573)	$(3)

        Other Corporate—which includes intra-GCIB segment eliminations, certain one-time non-recurring items and tax amounts not allocated to GCIB products—reported a net loss of $4.569 billion and $4.573 billion for the 2004 second quarter and six months, respectively, compared to a net loss of $10 million and $3 million in the 2003 second quarter and six months. The increase in Other Corporate net losses in 2004 reflects the $4.95 billion (after-tax) WorldCom and Litigation Reserve Charge, partially offset by a $378 million after-tax gain on the sale of Samba.

PRIVATE CLIENT SERVICES

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$1,578	$1,454	9	$3,307	$2,787	19
Operating expenses	1,234	1,156	7	2,554	2,228	15
Provision for credit losses	—	—	—	—	1	(100)

Income before taxes	344	298	15	753	558	35
Income taxes	135	113	19	293	211	39

Net income	$209	$185	13	$460	$347	33

Average Risk Capital(1)	$1,261			$1,260
Return on Risk Capital(1)	67%			73%
Return on Invested Capital(1)	50%			56%

(1)
See Footnote (2) to the table on page 5.

        Private Client Services net income of $209 million in the 2004 second quarter increased $24 million or 13% from 2003, primarily due to higher asset-based fee revenue, partially offset by increases in production-related compensation, higher legal expense, and lower transactional revenue. Net income of $460 million in the 2004 six months increased $113 million or 33% from 2003, primarily due to increases in both asset-based revenue and transactional revenue, partially offset by higher production-related compensation and legal costs.

        Revenues, net of interest expense, of $1.578 billion in the 2004 second quarter increased $124 million or 9% from the prior-year period, primarily due to increases in asset-based fee revenue reflecting higher assets under fee-based management, partially offset by decreases in transactional revenue reflecting lower customer trading volumes. Revenue, net of interest expense, of $3.307 billion for the six months ended 2004 increased $520 million or 19% from 2003, reflecting increases in both asset-based fee revenue and transactional revenue. Fee-based revenue increased $354 million or 26%, resulting from growth in assets under fee-based management. Transactional revenue increased $166 million or 12%, primarily due to increased customer trading volumes resulting in higher total commissions.

        Total assets under fee-based management were $222 billion as of June 30, 2004, up $40 billion or 22% from a year ago. Total client assets, including assets under fee-based management, of $1,087 billion in the 2004 second quarter increased $128 billion or 13% compared to the prior year, principally due to market appreciation and positive net inflows. Net inflows were $5 billion in the 2004 second quarter compared to $9 billion in the prior year. Private Client Services had 12,094 financial consultants as of June 30, 2004, compared with 12,317 as of June 30, 2003. Annualized revenue per financial consultant of $527,000 increased 12% from the prior-year quarter.

        Operating expenses of $1.234 billion in the 2004 second quarter and $2.554 billion in the 2004 six months, increased $78 million or 7% and $326 million or 15%, respectively, from the comparable 2003 periods. The increases were mainly due to higher production-related compensation reflecting increased revenue and higher legal costs.

	June 30, 2004	June 30, 2003	% Change
In billions of dollars
Consulting Group and Internally Managed Accounts	$146	$121	21
Financial Consultant Managed Accounts	76	61	25

Total Assets under Fee-Based Management(1)	$222	$182	22

Private Client assets	$924	$834	11
Other Investor Assets within Citigroup Global Markets	163	125	30

Total Private Client Assets(1)	$1,087	$959	13

Annualized Revenue per Financial Consultant (in thousands of dollars)	$527	$469	12
]

(1)
Includes assets managed jointly with Citigroup Asset Management.

GLOBAL INVESTMENT MANAGEMENT

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$2,157	$2,078	4	$4,504	$4,051	11
Operating expenses	808	759	6	1,681	1,467	15
Provisions for benefits, claims, and credit losses	677	724	(6)	1,368	1,408	(3)

Income before taxes and minority interest	672	595	13	1,455	1,176	24
Income taxes	222	173	28	448	302	48
Minority interest, after-tax	(1)	1	NM	5	1	NM

Net income	$451	$421	7	$1,002	$873	15

Average Risk Capital(1)	$5,461			$5,469
Return on Risk Capital(1)	33%			37%
Return on Invested Capital(1)	20%			22%

(1)
See Footnote (2) to the table on page 5.

NM
Not meaningful

        Global Investment Management net income of $451 million in the 2004 second quarter and $1.002 billion in the 2004 six months increased $30 million or 7% and $129 million or 15% from the comparable 2003 periods. Life Insurance and Annuities net income of $230 million in the 2004 second quarter and $517 million in the 2004 six months increased $30 million or 15% and $73 million or 16% from the comparable 2003 periods. The increase in net income of $30 million in the 2004 second quarter reflects higher Travelers Life and Annuity (TLA) results of $22 million and higher International Insurance Manufacturing (IIM) results of $8 million. The $22 million increase in TLA primarily resulted from higher business volumes, higher retained investment margins and a release of institutional annuities benefits reserves, partially offset by higher deferred acquisition cost (DAC) amortization and an increase in net realized insurance investment portfolio losses. The $8 million increase in IIM primarily resulted from business volume growth in Japan, Asia and Mexico.

        The increase in Life Insurance and Annuities income of $73 million in the 2004 six-month period reflects higher TLA results of $52 million and higher IIM results of $21 million. The $52 million increase in TLA primarily resulted from strong business volumes and higher retained investment margins, partially offset by the impact of lower tax benefits related to the Dividend Received Deduction (DRD). The IIM increase primarily resulted from business volume growth in Japan, Mexico and Asia and favorable investment results in Latin America.

        Private Bank net income was $152 million in the 2004 second quarter and $311 million in the 2004 six months, up $13 million or 9% and $47 million or 18% from the comparable 2003 periods. The increase in net income of $13 million in the 2004 second quarter primarily reflects the impact of positive operating leverage, as an 8% reduction in expenses more than offset a 3% decline in revenue, which primarily resulted from lower client transaction activity. The increase in income of $47 million in the 2004 six-month period primarily reflects increased recurring spread and fee-based revenues combined with the benefit of increased client transaction activity.

        Asset Management net income was $69 million in the 2004 second quarter and $174 million in the 2004 six months, down $13 million or 16% and up $9 million or 5% from the comparable 2003 periods. The 2004 second quarter income decline primarily reflects the impact of increased reserves for net claims and operating losses in the retirement services business in Argentina, the absence of current-year tax benefits on the increase in reserves, and higher employee compensation and legal expenses, partially offset by the impact of positive market action and the cumulative impact of positive net flows. The increase in the six-month period primarily reflects the impact of positive market action, the cumulative impact of positive net flows and lower capital funding costs in Mexico, partially offset by the increased reserves for net claims and operating losses in Argentina and the absence of current-year tax benefits on the increase in reserves, as well as higher employee compensation and legal expenses. Actions taken by the Argentine government associated with its anticipated debt restructuring could have an adverse impact on the retirement services business in Argentina and its customers. The extent of the financial impact to the Company will depend on future actions taken by the Argentine government and the Company's response to such actions. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 62.

Global Investment Management Net Income—Regional View

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
North America (excluding Mexico)	$339	$307	10	$725	$663	9
Mexico	44	44	—	98	83	18
EMEA	7	2	NM	16	(1)	NM
Japan	24	20	20	54	37	46
Asia (excluding Japan)	43	38	13	87	70	24
Latin America	(6)	10	NM	22	21	5

Net Income	$451	$421	7	$1,002	$873	15

NM
Not meaningful

        Global Investment Management net income increased $30 million or 7% in the 2004 second quarter and $129 million or 15% in the 2004 six months from the comparable 2003 periods. The $30 million increase in the 2004 second quarter was driven by increases in North America (excluding Mexico) of $32 million, Asia of $5 million, EMEA of $5 million and Japan of $4 million, partially offset by a decline in Latin America of $16 million. North America (excluding Mexico) net income of $339 million in the 2004 second quarter increased $32 million or 10% from the prior-year period, primarily reflecting an increase of $22 million in Life Insurance & Annuities, resulting from higher business volumes, higher retained investment margins, and a release of institutional annuities benefit reserves, partially offset by higher DAC amortization and an increase in realized insurance investment portfolio losses. The income growth in Asia reflected higher business volumes in Life Insurance & Annuities and Private Bank, while the increase in EMEA was driven by higher revenues in Private Bank. Continued business volume increases in Life Insurance & Annuities drove the increase in income in Japan. Latin America net loss of $6 million in the 2004 second quarter reflects a decline in income of $16 million over the prior-year period, primarily driven by the impact of higher reserves for net claims and operating losses in a retirement services business in Argentina, as well as the absence of current-year tax benefits on the increase in reserves.

        The $129 million increase in the 2004 six-month period reflects increases in North America (excluding Mexico) of $62 million, Asia of $17 million, Japan of $17 million, EMEA of $17 million, Mexico of $15 million, and Latin America of $1 million. The $62 million increase in North America (excluding Mexico) in the six-month period primarily reflected an increase of $52 million in Life Insurance & Annuities, driven by strong business volumes and higher retained investment margins, partially offset by the impact of lower tax benefits related to the DRD. Asia net income increased $17 million over the prior-year period, primarily reflecting higher client transaction activity in Private Bank. The increases in Japan in the six-month period resulted from an increase in Private Bank and higher business volumes in Life Insurance & Annuities, while the increase in EMEA reflects higher client transaction activity in Private Bank. Mexico net income increased $15 million from the prior-year period, primarily reflecting revenue growth in Private Bank and higher business volumes in Life Insurance & Annuities.

Life Insurance and Annuities

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$1,240	$1,179	5	$2,543	$2,325	9
Provision for benefits and claims	678	718	(6)	1,365	1,398	(2)
Operating expenses	223	184	21	454	363	25

Income before taxes	339	277	22	724	564	28
Income taxes	109	77	42	207	120	73

Net income	$230	$200	15	$517	$444	16

Average Risk Capital(1)	$4,060			$4,066
Return on Risk Capital(1)	23%			26%
Return on Invested Capital(1)	18%			20%

(1)
See Footnote (2) to the table on page 5.

        Life Insurance and Annuities reported net income of $230 million and $517 million in the 2004 second quarter and six-month period, respectively, an increase of $30 million or 15% and $73 million or 16%, from the comparable periods of 2003. The $30 million increase from the 2003 second quarter reflects an increase of $22 million in TLA and an increase of $8 million in IIM, and was primarily driven by the impact of higher business volumes, higher retained investment margins, and a one-time institutional annuities benefit reserve release, partially offset by higher net realized insurance investment portfolio losses, and an increase in operating expenses due to the higher business volumes. The $73 million increase from the 2003 six months reflects an increase of $52 million in TLA and an increase of $21 million in IIM, and was attributed to higher business volumes and higher retained investment margins, partially offset by lower tax benefits related to the separate account Dividend Received Deduction (DRD).

        TLA's net income was $203 million and $460 million in the 2004 second quarter and six-month period, respectively, an increase of $22 million or 12% and $52 million or 13% over the corresponding 2003 periods. The increase in the 2004 second quarter resulted from higher business volumes, higher retained investment margins and an $11 million release of institutional annuities benefit reserves, partially offset by higher DAC amortization of $16 million and a $13 million increase in realized insurance investment portfolio losses. The $52 million or 13% increase in the six-month period reflects higher business volumes and higher retained investment margins, offset by a $23 million tax benefit related to an adjustment to the DRD in the first six months of 2004 versus a $39 million DRD related tax benefit in the prior-year period.

        IIM's net income was $27 million and $57 million in the 2004 second quarter and six months, respectively, an increase of $8 million or 42% and $21 million or 58% from the comparable 2003 periods. The $8 million or 42% increase in the 2004 second quarter resulted from higher business volumes in our operations in Japan, Asia and Mexico. The $21 million or 58% increase in the six-month period reflects higher business volumes in Japan, Mexico and Asia as well as favorable investment results in Latin America due to improvements in the valuation of Argentine GPNs.

        TLA's net investment income was $702 million and $1.427 billion in the 2004 second quarter and six-month period, an increase of $54 million or 8% and $118 million or 9%, respectively, from the 2003 second quarter and six-month period. This growth was primarily related to a larger invested asset base resulting from the continued growth in business volumes. TLA's investment yields were 6.36% and 6.54% in the 2004 second quarter and six-month period, respectively, compared to 6.42% and 6.60% in the prior-year periods.

        During the 2004 second quarter and six-month period, Life Insurance and Annuities operating expenses of $223 million and $454 million increased $39 million or 21% and $91 million or 25%, respectively, from the comparable 2003 periods. TLA's expenses increased $24 million to $145 million in the second quarter of 2004, and $50 million to $294 million in the first six months of 2004, from the comparable 2003 periods. These increases were primarily the result of the $24 million and $36 million increase in DAC amortization in the 2004 second quarter and six months versus the comparable periods in 2003, as well as the growth in expenses related to business volume increases for the first six months of 2004. IIM's expenses increased $15 million to $78 million in the second quarter of 2004 and $41 million to $160 million in the first six months of 2004 from the comparable 2003 periods. These increases were primarily related to higher business volumes and the impact of foreign exchange rates.

Travelers Life and Annuity

        The majority of the annuity business and a substantial portion of the life business written by TLA are accounted for as investment contracts, such that the premiums are considered deposits and are not included in revenues. Combined net written premiums and deposits is a non-GAAP financial measure which management uses to measure business volumes, and may not be comparable to similarly-captioned measurements used by other life insurance companies.

        The following table shows combined net written premiums and deposits, which is a non-GAAP financial measure, by product line for the three-month and six-month periods ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Retail annuities
Fixed	$135	$177	(24)	$283	$318	(11)
Variable	1,255	960	31	2,473	1,771	40
Individual payout	18	12	50	32	32	—

Total retail annuities(1)	1,408	1,149	23	2,788	2,121	31
Institutional annuities(2)	2,127	1,361	56	3,705	3,472	7
Individual life insurance
New direct periodic premiums and deposits	53	42	26	108	112	(4)
Renewal direct periodic premiums and deposits	152	143	6	385	282	37
Single premium deposits	173	81	NM	342	130	NM
Reinsurance	(38)	(34)	(12)	(75)	(64)	(17)

Total individual life insurance(3)	340	232	47	760	460	65

Total	$3,875	$2,742	41	$7,253	$6,053	20

(1)
Includes $1.4 billion and $2.8 billion of deposits in the three and six months ended June 30, 2004 and $1.1 billion and $2.1 billion of deposits in the three and six months ended June 30, 2003, respectively.

(2)
Includes $2.0 billion and $3.5 billion of deposits in the three and six months ended June 30, 2004 and $1.2 billion and $3.2 billion of deposits in the three and six months ended June 30, 2003, respectively.

(3)
Includes $318 million and $715 million of deposits in the three and six months ended June 30, 2004 and $207 million and $409 million of deposits in the three and six months ended June 30, 2003, respectively.

NM
Not meaningful

        Retail annuities net written premiums and deposits increased 23% in the 2004 second quarter to $1.4 billion and 31% in the 2004 six month period to $2.8 billion, from $1.1 billion and $2.1 billion in the prior-year periods. These increases were primarily driven by strong variable annuity sales due to improved equity market conditions in 2004, and sales of a guaranteed minimum withdrawal benefit product. Weak equity markets and competitive pressures adversely affected the comparable 2003 periods. Retail annuities account balances and benefit reserves were $35.4 billion at June 30, 2004, up from $30.7 billion at June 30, 2003. This increase was driven by $3.0 billion in market appreciation of variable annuity investments subsequent to June 30, 2003, including $617 million in the 2004 six-month period, as well as $1.8 billion in net sales over the previous twelve months, including $1.0 billion of net sales in the 2004 six-month period, partially due to good in-force retention.

        Institutional annuities net written premiums and deposits (excluding the Company's employee pension plan deposits) were $2.1 billion and $3.7 billion in the second quarter and six-month period of 2004, an increase of $766 million and $233 million from the prior-year periods. The increase reflects strong Guaranteed Investment Contract (GIC) sales in the 2004 second quarter compared to the prior-year period. Sales in the six months ended June 30, 2003 included an $800 million sale to a customer in the 2003 first quarter. Institutional annuities account balances and benefit reserves reached $26.5 billion at June 30, 2004, an increase of $2.9 billion or 12% from $23.6 billion at June 30, 2003, primarily reflecting an increase in GIC and payout institutional annuities benefit reserves over the last 12 months.

        Net written premiums and deposits for the individual life insurance business were $340 million and $760 million in the second quarter and six-month period of 2004, an increase of $108 million and $300 million from the respective 2003 periods. These increases were driven by the $92 million and $212 million respective increases in single premium universal life sales for the second quarter and six-month period of 2004 versus the 2003 periods. Life insurance in force was $94.2 billion at June 30, 2004, an increase of $9.7 billion or 11% from $84.5 billion at June 30, 2003.

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

        The following table shows combined net written premiums and deposits, which is a non-GAAP financial measure, by product line for the three-month and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
In millions of dollars
Annuity products
Japan	$1,063	$286	$2,478	$489
All other premiums and deposits	242	200	449	362

Total annuity products	1,305	486	2,927	851
Life products	475	116	811	214

Total(1)(2)	$1,780	$602	$3,738	$1,065

(1)
Includes 100% of net written premiums and deposits for the Company's joint ventures in Japan and Hong Kong.

(2)
Includes $1.6 billion and $3.4 billion of deposits in the three and six months ended June 30, 2004, and $490 million and $845 million of deposits in the three and six months ended June 30, 2003.

        IIM annuity product net written premiums and deposits increased $819 million and $2.1 billion to $1.3 billion and $2.9 billion in the 2004 second quarter and six-month period, respectively. The increase in both periods was driven by strong variable annuity sales in Japan through the Company's joint venture with Mitsui Sumitomo.

        IIM life products net written premiums and deposits were $475 million and $811 million in the second quarter and six-month period of 2004, increases of $359 million and $597 million from the prior-year periods, which were primarily driven by strong Variable Universal Life sales in Mexico as well as sales of Endowment and Unit Linked products in Hong Kong.

Private Bank

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
In millions of dollars	2004	2003		2004	2003
Revenues, net of interest expense	$505	$521	(3)	$1,078	$981	10
Operating expenses	286	311	(8)	625	586	7
Provision for credit losses	(1)	6	NM	3	10	(70)

Income before taxes	220	204	8	450	385	17
Income taxes	68	65	5	139	121	15

Net income	$152	$139	9	$311	$264	18

Average assets (in billions of dollars)	$41	$38	8	$41	$36	14
Return on assets	1.49%	1.47%		1.53%	1.48%

Client business volumes under management (in billions of dollars)	$203	$180	13	$203	$180	13

Average Risk Capital(1)	$727			$708
Return on Risk Capital(1)	84%			88%
Return on Invested Capital(1)	82%			86%

(1)
See Footnote (2) to the table on page 5.

NM
Not meaningful

        Private Bank reported net income of $152 million in the 2004 second quarter and $311 million in the 2004 six months, up $13 million or 9% and $47 million or 18% from the corresponding 2003 periods. Growth in the 2004 second quarter was driven by positive operating leverage as an 8% reduction in expenses more than offset a 3% decline in revenue, which primarily resulted from lower client transaction activity. In the six-month comparison, the increase in income was mainly driven by growth in recurring spread and fee-based revenues combined with the benefit of increased client transaction activity.

	June 30,
			% Change
In billions of dollars	2004	2003
Client Business Volumes:
Proprietary Managed Assets	$36	$33	9
Other Assets under Fee-Based Management	8	7	14
Banking and Fiduciary Deposits	46	41	12
Investment Finance	40	35	14
Other, Principally Custody Accounts	73	64	14

Total	$203	$180	13

        Client business volumes were $203 billion at the end of the 2004 second quarter, up $23 billion or 13% from $180 billion at the end of the 2003 second quarter. Growth in client business volumes was led by an increase in custody assets, which were higher in all regions. Investment finance volumes, which include loans, letters of credit, and commitments, increased $5 billion or 14% reflecting growth in all regions including increased real estate-secured loans in the U.S. and growth in margin lending in the international businesses. Banking and fiduciary deposits grew $5 billion or 12%, with double-digit growth in the U.S., Japan and Europe. Proprietary managed assets increased $3 billion or 9% as net inflows were partially offset by the impact of negative market action.

        Revenues, net of interest expense, were $505 million in the 2004 second quarter and $1.078 billion in the 2004 six months, down $16 million or 3% from the prior-year quarter but up $97 million or 10% from the 2003 six-month period. In the three months ended June 30, 2004, a decline in client transaction activity, particularly in capital markets in Asia and Japan, resulted in an $18 million or 12% decline in related transaction revenues. In the six months ended June 30, 2004, the benefit of continued growth in client business volumes combined with an increase in transaction activity was partially offset by the impact of spread compression in the deposit and lending portfolios.

        Operating expenses of $286 million and $625 million in the 2004 second quarter and six months, respectively, were down $25 million or 8% from the prior-year quarter but up $39 million or 7% from the 2003 six-month period, primarily reflecting changes in incentive and other variable compensation associated with the corresponding changes in revenue, as well as lower technology and legal-related costs, which were partially offset by increased costs associated with an investment in front-end staff.

        The provision for credit losses was ($1) million and $3 million in the 2004 second quarter and six months, respectively, compared to $6 million and $10 million in the 2003 second quarter and six months, respectively. The improvement from the prior year was mainly due to net recoveries in Japan and Asia combined with the absence of prior-year increases to the loan loss reserve. Loans 90 days or more past due were $146 million or 0.39% of total loans outstanding at June 30, 2004, compared with $155 million or 0.43% at March 31, 2004 and $140 million or 0.42% at June 30, 2003.

Asset Management

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
In millions of dollars	2004	2003		2004	2003
Revenues, net of interest expense	$412	$378	9	$883	$745	19
Operating expenses	299	264	13	602	518	16

Income before taxes and minority interest	113	114	(1)	281	227	24
Income taxes	45	31	45	102	61	67
Minority interest, after-tax	(1)	1	NM	5	1	NM

Net income	$69	$82	(16)	$174	$165	5

Assets under management (in billions of dollars)(1)(2)	$490.5	$492.5	—	$490.5	$492.5	—

Average Risk Capital(3)	$674			$696
Return on Risk Capital(3)	41%			50%
Return on Invested Capital(3)	10%			12%

(1)
Includes $33 billion and $31 billion in 2004 and 2003, respectively, for Private Bank clients.

(2)
Includes $3 billion and $40 billion in 2004 and 2003 of St. Paul Travelers (formerly Travelers Property and Casualty Corp. (TPC)) assets which Asset Management manages on a third-party basis following the August 2002 distribution by Citigroup to its stockholders of a majority portion of its remaining ownership interest in TPC.

(3)
See Footnote (2) to the table on page 5.

NM
Not meaningful

        Asset Management reported net income of $69 million and $174 million in the 2004 second quarter and six months, a decrease of $13 million or 16% and an increase of $9 million or 5% from the respective 2003 periods. The decrease in the three-month period primarily reflects the impact of increased reserves for net claims and operating losses in a retirement services business in Argentina and the absence of current-year tax benefits on the increase in reserves, higher employee compensation costs and legal expenses, and the contract termination to manage assets for St. Paul Travelers, partially offset by the impact of positive market action and the cumulative impact of positive net flows. The increase for the six-month period primarily reflects the impact of positive market action, the cumulative impact of positive net flows and lower capital funding costs in Mexico, partially offset by the increased reserves for net claims and operating losses in Argentina and the absence of current-year tax benefits on the increase in reserves as well as higher employee compensation costs and legal expenses.

        Assets under management for the 2004 second quarter were $491 billion, a decrease of $2 billion from the 2003 second quarter. The decrease primarily reflects the contract termination to manage $36 billion of assets for St. Paul Travelers and net outflows of U.S. Retail Money Market Funds of $6 billion. Partially offsetting these decreases were increases due to positive market action/other of $22 billion (which includes the impact of FX), net flows (excluding U.S. Retail Money Market Funds) of $14 billion, the addition of $3 billion in assets from the acquisition of KorAm, and an increase in the CAI Institutional business of $2 billion. Retail/Private Bank client assets were $233 billion as of June 30, 2004, up 7% compared to the prior-year period, primarily due to positive market action/other, including the impact of FX, and positive net flows, partially offset by net outflows of U.S. Retail Money Market funds. Institutional client assets of $189 billion as of June 30, 2004 were up 9% compared to the prior-year period, reflecting long-term product flows and the impact of positive market action, partially offset by net outflows in the Institutional liquidity funds. Retirement Services assets were $12 billion as of June 30, 2004, flat compared to the prior-year period. Other assets under management of $56 billion as of June 30, 2004 were down $34 billion from the prior-year period, primarily reflecting the termination of a contract to manage $36 billion of assets for St. Paul Travelers.

        Revenues, net of interest expense, of $412 million and $883 million in the 2004 second quarter and six months increased $34 million or 9% and $138 million or 19% from the respective 2003 periods. The increase was primarily due to the impact of positive market action, including the impact of FX, the cumulative impact of positive net flows and lower capital funding costs in Mexico. These increases were partially offset by the impact of reserves for net claims and operating losses in Argentina, the impact of outflows of U.S. Retail Money Market Funds, the termination of a contract to manage assets for St. Paul Travelers and the impact of certain fee sharing arrangements, which decreased both revenues and expenses by $5 million and $9 million in the 2004 second quarter and six months, respectively. Additionally, the six-month period was positively impacted by the assets consolidated under FIN 46-R (which are denominated in euro) which generated $10 million of gains (offset in minority interest) due to foreign currency translation, partially offset by lower performance fees in the CAI institutional business.

        Operating expenses of $299 million and $602 million in the 2004 second quarter and six months were up $35 million or 13% and $84 million or 16% from the respective 2003 periods, primarily driven by higher employee compensation and higher expenses related to legal matters, partially offset by the impact of certain fee-sharing arrangements, which decreased both revenues and expenses by $5 million and $9 million in the 2004 second quarter and six months, respectively.

        Minority interest, after-tax of $5 million for the 2004 six months was due to the impact of consolidating certain assets under FIN 46-R.

PROPRIETARY INVESTMENT ACTIVITIES

	Three Months Ended June 30,			Six Months Ended June 30,
			% Change			% Change
In millions of dollars	2004	2003		2004	2003
Revenues, net of interest expense	$537	$225	NM	$717	$378	90
Operating expenses	123	91	35	210	169	24
Provision for credit losses	(1)	1	NM	—	1	(100)

Income before taxes and minority interest	415	133	NM	507	208	NM
Income taxes	135	53	NM	165	82	NM
Minority interest, after-tax	7	17	(59)	43	25	72

Net Income	$273	$63	NM	$299	$101	NM

Average Risk Capital(1)	$3,678			$3,663
Return on Risk Capital(1)	30%			16%
Return on Invested Capital(1)	28%			15%

(1)
See Footnote (2) to the table on page 5.

NM
Not meaningful

        Proprietary Investment Activities revenues, net of interest expense, of $537 million in the 2004 second quarter increased $312 million from the 2003 second quarter. The increase resulted primarily from higher net impairment/valuation revenues of $258 million, net realized gains on sales of investments of $140 million, and other revenues of $51 million, partially offset by mark-to-market losses on public securities of $137 million. Operating expenses of $123 million in the 2004 second quarter increased $32 million or 35% from the 2003 second quarter, primarily reflecting increased private equity business activity in the Emerging Markets portfolio. Minority interest, after-tax, of $7 million in the 2004 second quarter decreased $10 million from the 2003 second quarter reflecting lower investment performance in majority-owned hedge funds.

        For the 2004 six months, revenues, net of interest expense, of $717 million increased $339 million or 90% from the 2003 six-month period. The increase resulted primarily from higher net impairment/valuation revenues of $374 million, net realized gains on sales of investments of $135 million, and other revenues of $85 million, primarily from higher Private Equity results, partially offset by mark-to-market losses on public securities of $255 million. Operating expenses of $210 million in the 2004 six-month period increased $41 million or 24% from the 2003 six-month period primarily reflecting increased expenses related to investments held within the Emerging Markets portfolio. Minority interest, after-tax, of $43 million in the 2004 six-month period increased $18 million from 2003 six-month period, reflecting a mark-to-market valuation on the recapitalization of investments held within the Emerging Markets private equity portfolio, partially offset by lower investment performance in majority-owned hedge funds.

        See Note 5 to the Consolidated Financial Statements for additional information on investments in fixed maturity and equity securities.

        The following sections contain information concerning revenues, net of interest expense, for the two main investment classifications of Proprietary Investment Activities.

        Private Equity includes equity and mezzanine debt financing on both a direct and an indirect basis, in companies primarily located in the United States and Western Europe, including investments made by CVC Equity Partners Fund, investments in companies located in developing economies, CVC/Opportunity Equity Partners, LP (Opportunity), and the investment portfolio related to the Banamex acquisition in August 2001. Opportunity is a third-party managed fund through which Citigroup co-invests in companies that were privatized by the government of Brazil in the mid-1990s. The remaining investments in the Banamex portfolio were liquidated during 2003.

        Certain private equity investments held in investment company subsidiaries and Opportunity are carried at fair value with unrealized gains and losses recorded in income. Direct investments in companies located in developing economies are principally carried at cost with impairments recognized in income for "other than temporary" declines in value.

        As of June 30, 2004 and June 30, 2003, Private Equity included assets of $5.185 billion and $6.218 billion, respectively, with the portfolio primarily invested in industrial, consumer goods, communication and technology companies. The decline in the portfolio of $1.033 billion relates to sales of private and public equity investments, the impact of valuation adjustments, and the liquidation of the Banamex portfolio.

        Revenues for Private Equity, net of interest expense, are composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2004	2003	2004	2003
Net realized gains (losses)(1)	$255	$161	$289	$202
Public mark-to-market	(18)	122	(132)	125
Net impairments/valuations(2)	98	(220)	184	(232)
Other(3)	125	72	195	116

Revenues, net of interest expense	$460	$135	$536	$211

(1)
Includes the changes in unrealized gains (losses) related to mark-to-market reversals for investments sold during the year.

(2)
Includes valuation adjustments on private equity investments.

(3)
Includes other investment income (including dividends), management fees, and funding costs.

        Revenues, net of interest expense, of $460 million in the 2004 second quarter increased $325 million from the 2003 second quarter, resulting from higher net impairment/valuation revenues of $318 million, net realized gains on sales of investments of $94 million, and other revenues of $53 million resulting from increased dividends and fees and lower funding costs, partially offset by mark-to-market losses on public securities of $140 million. The higher net impairment/valuation revenues and net realized gains on sale of investments in the 2004 second quarter were primarily driven by investment activity in Emerging Markets and Europe. The higher mark-to-market losses on public securities was primarily driven by the absence of prior-year mark-to-market gains on investments in the United States and Emerging Markets.

        For the 2004 six months, revenues, net of interest expense, of $536 million increased $325 million from the 2003 six-month period resulting from higher net impairment/valuation revenues of $416 million, net realized gains on sales of investments of $87 million, other revenues of $79 million resulting from increased dividends and fees and lower funding costs, partially offset by mark-to-market losses on public securities of $257 million. The higher net impairment/valuation revenues and net realized gains on sale of investments for the 2004 six months were primarily driven by investment activity in Emerging Markets and Europe. The higher net mark-to-market losses on public securities for the 2004 six months was primarily driven by an investment in an Indian software company, reflecting a general decline in public market values in the Indian software sector.

        Other Investment Activities includes CAI, various proprietary investments, including Citigroup's ownership interest in The St. Paul Travelers Companies' (formerly Travelers Property and Casualty (TPC)) outstanding equity securities, certain hedge fund investments and the LDC Debt/Refinancing portfolios. The LDC Debt/Refinancing portfolios include investments in certain countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and earnings are generally derived from interest and restructuring gains/losses.

        Other Investment Activities investments are primarily carried at fair value, with impairment write-downs recognized in income for "other than temporary" declines in value. On April 1, 2004, the merger of TPC and the St. Paul Companies was completed. Existing shares of TPC common stock were converted to 0.4334 shares of common stock of the St. Paul Travelers Companies (St. Paul). As of June 30, 2004, the Company held approximately 40.4 million shares or 6.1% of St. Paul's outstanding equity securities. The St. Paul common stock position is classified as available-for-sale. As of June 30, 2004, Other Investment Activities included assets of $3.257 billion, including $1.670 billion in St. Paul shares, $1.148 billion in hedge funds (the majority of which represents money managed for third-party customers including St. Paul which are consolidated under FIN 46-R guidelines), $264 million in the LDC Debt/ Refinancing portfolios, and $175 million in other assets. As of June 30, 2003, total assets of Other Investment Activities were $2.914 billion, including $1.597 billion in St. Paul shares, $637 million in hedge funds, $511 million in the LDC Debt/Refinancing portfolios and $169 million in other assets.

        The major components of Other Investment Activities revenues, net of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2004	2003	2004	2003
LDC Debt/Refinancing portfolios	$—	$2	$1	$5
Hedge fund investments	(30)	38	20	53
Other	107	50	160	109

Revenues, net of interest expense	$77	$90	$181	$167

        Revenues, net of interest expense, in the 2004 second quarter of $77 million decreased $13 million from the 2003 second quarter, resulting from a $68 million decrease in hedge fund results and a $2 million decrease in LDC Debt/Refinancing revenues, partially offset by increases in other revenues of $57 million, primarily from net realized gains on the sale of St. Paul shares.

        For the 2004 six months, revenues, net of interest expense, of $181 million, increased $14 million from the 2003 six-month period, resulting from increases in other revenues of $51 million, primarily from net realized gains on the sale of St. Paul shares, partially offset by a $33 million decrease in hedge fund revenues and a $4 million decrease in LDC Debt/Refinancing revenues.

        Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 62.

CORPORATE/OTHER

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2004	2003	2004	2003
Revenues, net of interest expense	$(106)	$221	$156	$427
Operating expenses	(47)	156	51	424
Provision for benefits, claims, and credit losses	(2)	—	(2)	—

Income (loss) before taxes and minority interest	(57)	65	107	3
Income taxes (benefits)	(5)	21	—	25
Minority interest, after-tax	(3)	(1)	(7)	5

Net Income (loss)	$(49)	$45	$114	$(27)

        Corporate/Other reported a net loss of $49 million in the 2004 second quarter and net income of $114 million in the six months ended June 30, 2004, which represented a decrease in income of $94 million from the 2003 three-month period and an increase in income of $141 million from the 2003 six-month period. The decrease in the three-month period was primarily attributable to lower net treasury results, while the increase in the six-month period was primarily attributable to the sale of EFS, which resulted in an after-tax gain of $180 million in the 2004 first quarter.

        Revenues, net of interest expense, of ($106) million and $156 million in the 2004 second quarter and six months, respectively, decreased $327 million and $271 million, from the corresponding prior-year periods. The second quarter decrease was driven by lower intersegment eliminations, lower net treasury results and the absence of the prior-year revenues earned in the EFS business. The six-month decrease was primarily due to lower intersegment eliminations and lower net treasury results, partially offset by the EFS gain. The lower net treasury results for the three months were primarily due to lower realized gains on fixed income investments and lower benefit from yen capital hedging. For the six months, in addition to the above, earnings were also impacted by higher interest expense.

        Operating expenses of ($47) million and $51 million in the 2004 second quarter and six months decreased $203 million and $373 million, respectively, from the 2003 periods. The second quarter and six-month period decreases are primarily due to lower intersegment eliminations, the absence of prior-year operating expenses in EFS and lower employee related costs.

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

        Risk Capital for Citigroup was calculated to be approximately $51.5 billion and $47.5 billion at June 30, 2004 and March 31, 2004, respectively, with the following breakdown by risk type:

In billions of dollars	June 30, 2004	March 31, 2004
Credit risk	$31.1	$28.4
Market risk	17.1	17.8
Operational risk	8.7	5.7
Insurance risk	0.2	0.2
Intersector diversification(1)	(5.6)	(4.6)

Total Citigroup	$51.5	$47.5

Return on Risk Capital	9%	45%
Return on Risk Capital (2004 Six Months)	27%
Return on Invested Capital	5%	21%
Return on Invested Capital (2004 Six Months)	13%

(1)
Reduction in Risk represents diversification between risk sectors.

        The increase in Citigroup's risk capital from March 31, 2004 to June 30, 2004 was primarily driven by an increase in operational and credit risk, partially offset by lower market risk and an increase in intersector diversification. Operational risk increased to reflect the WorldCom and Litigation Reserve Charge. Credit risk capital rose primarily due to the acquisition of KorAm and increased credit volume. The WorldCom and Litigation Reserve Charge increased risk capital for the GCIB by $2.6 billion and $1.3 billion at the Citigroup level after intersector diversification.

        Return on Risk Capital and Return on Invested Capital are provided for each segment and product and are disclosed on pages 14 to 33 of this Management's Discussion and Analysis.

        Tier 1 capital plus the allowance for credit losses qualifying for Tier 2 capital of $76.1 billion compared favorably to Citigroup Risk Capital requirements of $51.5 billion at June 30, 2004. The difference between Tier 1 capital plus Reserves and Risk Capital requirements represents a significant level of surplus capital for internal growth, and the flexibility to pursue acquisition opportunities.

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

Details of Credit Loss Experience

	2nd Qtr. 2004	1st Qtr. 2004	4th Qtr. 2003	3rd Qtr. 2003	2nd Qtr. 2003
In millions of dollars
Allowance for credit losses at beginning of period	$12,506	$12,643	$10,843	$11,167	$11,049

Provision for credit losses
Consumer	1,935	2,290	1,951	1,538	1,888
Corporate	(347)	(60)	242	76	298

	1,588	2,230	2,193	1,614	2,186

Gross credit losses:
Consumer
In U.S. offices	1,769	1,952	1,640	1,264	1,383
In offices outside the U.S.	803	794	821	891	832
Corporate
In U.S. offices	9	18	57	110	159
In offices outside the U.S.	79	248	441	302	174

	2,660	3,012	2,959	2,567	2,548

Credit recoveries:
Consumer
In U.S. offices	260	275	212	186	173
In offices outside the U.S.	165	164	205	228	158
Corporate(1)
In U.S. offices	12	35	12	3	19
In offices outside the U.S.	98	53	62	78	57

	535	527	491	495	407

Net credit losses
In U.S. offices	1,506	1,660	1,473	1,185	1,350
In offices outside the U.S.	619	825	995	887	791

	2,125	2,485	2,468	2,072	2,141

Other—net(2)	746	118	2,075	134	73

Allowance for credit losses at end of period	$12,715	$12,506	$12,643	$10,843	$11,167

Allowance for unfunded lending commitments(3)	600	600	600	526	567

Total allowance for loans, leases, and unfunded lending commitments	$13,315	$13,106	$13,243	$11,369	$11,734

Net consumer credit losses	$2,147	$2,307	$2,044	$1,741	$1,884
As a percentage of average consumer loans	2.22%	2.45%	2.26%	2.08%	2.28%

Net corporate credit losses	$(22)	$178	$424	$331	$257
As a percentage of average corporate loans	NM	0.73%	1.72%	1.29%	0.98%

(1)
Includes $12 million of collections from credit default swaps purchased from third parties in the second quarter of 2003. From the 2003 fourth quarter forward, collections from credit default swaps are included within Principal Transactions on the Consolidated Statement of Income.

(2)
The 2004 second quarter includes the addition of $715 million of credit loss reserves related to the acquisition of KorAm. The 2004 first quarter includes the addition of $148 million of credit loss reserves related to the acquisition of WMF. The 2003 fourth quarter includes the addition of $2.1 billion of credit loss reserves related to the acquisition of Sears' Credit Card Business.

(3)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

NM
Not meaningful

Cash-Basis, Renegotiated, and Past Due Loans

	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003
In millions of dollars
Corporate cash-basis loans
Collateral dependent (at lower of cost or collateral value)(1)	$59	$71	$8	$36	$62
Other(2)	2,560	2,842	3,411	3,753	4,142

Total	$2,619	$2,913	$3,419	$3,789	$4,204

Corporate cash-basis loans(2)
In U.S. offices	$503	$518	$640	$856	$977
In offices outside the U.S.	2,116	2,395	2,779	2,933	3,227

Total	$2,619	$2,913	$3,419	$3,789	$4,204

Renegotiated loans (includes Corporate and Commercial Markets Loans)
In U.S. offices	$81	$91	$107	$110	$126
In offices outside the U.S.	30	33	33	51	52

Total	$111	$124	$140	$161	$178

Consumer loans on which accrual of interest had been suspended(2)
In U.S. offices	$2,712	$2,877	$3,127	$3,086	$2,966
In offices outside the U.S.	2,860	3,029	2,958	2,690	2,800

Total	$5,572	$5,906	$6,085	$5,776	$5,766

Accruing loans 90 or more days delinquent(3)(4)
In U.S. offices	$2,770	$2,983	$3,298	$2,322	$2,493
In offices outside the U.S.	503	545	576	490	436

Total	$3,273	$3,528	$3,874	$2,812	$2,929

(1)
A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(2)
The 2004 second quarter includes the addition of $227 million of corporate cash-basis loans and $46 million of consumer cash-basis loans, respectively, related to the acquisition of KorAm.
(3)
Substantially all consumer loans, of which $1,459 million, $1,522 million, $1,643 million, $1,672 million, and $1,767 million are government-guaranteed student loans and Federal Housing Authority mortgages at June 30, 2004, March 31, 2004, December 31, 2003, September 30, 2003, and June 30, 2003, respectively.
(4)
The June 30, 2004, March 31, 2004, and December 31, 2003 balances include the Sears and Home Depot data.

Other Real Estate Owned and Other Repossessed Assets

	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003
In millions of dollars
Other real estate owned(1)
Consumer	$369	$396	$437	$460	$479
Corporate	98	94	105	95	89

Total other real estate owned	$467	$490	$542	$555	$568

Other repossessed assets(2)	$97	$123	$151	$182	$228

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

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The table also summarizes the accrual status of Commercial Markets loans as a percentage of related loans. The managed loan portfolio includes credit card receivables held-for-sale and securitized, and the table reconciles to a held basis, the comparable GAAP measure. Only North America Cards from a product view and North America from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio, as the results of both the held and securitized portfolios impact the overall performance of the Cards business. For a further discussion of managed basis reporting, see the Cards business on page 15 and Note 12 to the Consolidated Financial Statements.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

	Total Loans	90 Days or More Past Due(1)			Average Loans	Net Credit Losses(1)
Product View:	Jun. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Jun. 30, 2003	2nd Qtr. 2004	2nd Qtr. 2004	1st Qtr. 2004	2nd Qtr. 2003
In millions of dollars, except total and average loan amounts in billions
Cards	$154.4	$2,808	$3,152	$2,313	$152.3	$2,373	$2,554	$1,887
Ratio		1.82%	2.08%	1.88%		6.27%	6.69%	6.08%
North America	138.7	2,565	2,891	2,066	136.9	2,248	2,414	1,751
Ratio		1.85%	2.10%	1.86%		6.61%	6.99%	6.23%
International	15.7	243	261	247	15.4	125	140	136
Ratio		1.55%	1.80%	2.04%		3.25%	3.85%	4.60%
Consumer Finance	99.6	1,948	2,127	2,182	97.8	857	870	897
Ratio		1.96%	2.15%	2.41%		3.52%	3.57%	4.01%
North America	78.4	1,444	1,589	1,681	76.9	515	529	514
Ratio		1.84%	2.06%	2.40%		2.69%	2.79%	2.98%
International	21.2	504	538	501	20.9	342	341	383
Ratio		2.38%	2.47%	2.45%		6.57%	6.31%	7.43%
Retail Banking	145.4	3,576	3,698	3,706	139.2	176	155	165
Ratio		2.46%	2.86%	3.29%		0.51%	0.49%	0.58%
North America	101.4	2,054	2,163	2,385	98.1	45	26	60
Ratio		2.03%	2.30%	3.00%		0.18%	0.11%	0.29%
International	44.0	1,522	1,535	1,321	41.1	131	129	105
Ratio		3.46%	4.35%	3.99%		1.28%	1.48%	1.28%
Private Bank(2)	37.3	146	155	140	36.3	—	4	4
Ratio		0.39%	0.43%	0.42%		(0.01%)	0.04%	0.05%
Other Consumer	1.1	—	—	—	1.2	—	(1)	—

Managed loans (excluding Commercial Markets)(3)	$437.8	$8,478	$9,132	$8,341	$426.8	$3,406	$3,582	$2,953
Ratio		1.94%	2.19%	2.31%		3.21%	3.47%	3.26%

Securitized receivables (all in North America Cards)	(76.4)	(1,222)	(1,399)	(1,385)	(75.6)	(1,244)	(1,325)	(1,159)
Credit card receivables held-for-sale(4)	(6.3)	(133)	—	(58)	(2.1)	(46)	—	(49)

On-balance sheet loans (excluding Commercial Markets)(5)	$355.1	$7,123	$7,733	$6,898	$349.1	$2,116	$2,257	$1,745
Ratio		2.01%	2.27%	2.41%		2.44%	2.68%	2.42%

		Cash-Basis Loans(1)				Net Credit Losses(1)
Commercial Markets Groups	$39.6	$1,173	$1,213	$1,165	$40.3	$31	$50	$139
Ratio		2.96%	3.11%	2.76%		0.31%	0.51%	1.30%

Total Consumer Loans	$394.7				$389.4	$2,147	$2,307	$1,884

Regional View:
North America (excluding Mexico)	$332.5	$5,758	$6,316	$5,860	$325.4	$2,763	$2,959	$2,306
Ratio		1.73%	1.96%	2.14%		3.42%	3.72%	3.34%
Mexico	7.5	380	395	358	7.6	45	14	19
Ratio		5.07%	5.43%	5.39%		2.35%	0.77%	1.12%
EMEA	34.3	1,720	1,722	1,412	34.1	204	207	169
Ratio		5.02%	5.08%	4.67%		2.40%	2.46%	2.26%
Japan	16.8	340	382	333	16.8	303	305	349
Ratio		2.02%	2.14%	2.10%		7.26%	7.07%	8.64%
Asia (excluding Japan)	43.8	248	281	325	40.1	88	91	104
Ratio		0.57%	0.83%	1.06%		0.88%	1.09%	1.40%
Latin America	2.9	32	36	53	2.8	3	6	6
Ratio		1.11%	1.27%	1.80%		0.42%	0.76%	0.83%

Managed loans (excluding Commercial Markets)(3)	$437.8	$8,478	$9,132	$8,341	$426.8	$3,406	$3,582	$2,953
Ratio		1.94%	2.19%	2.31%		3.21%	3.47%	3.26%

(1)
The ratios of 90 days or more past due, cash-basis loans, and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(2)
Private Bank results are reported as part of the Global Investment Management segment.

(3)
This table presents credit information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. Only North America Cards from a product view, and North America from a regional view, are impacted. See a discussion of managed basis reporting on page 40.

(4)
Included within Other Assets on the Consolidated Balance Sheet.

(5)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the second quarter of 2004, which are included in Consumer Loans on the Consolidated Balance Sheet.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
	June 30, 2004	Mar. 31, 2004	June 30, 2003	2nd Qtr. 2004	1st Qtr. 2004	2nd Qtr. 2003
In billions of dollars
Total managed	$477.4	$456.0	$402.9	$467.1	$454.2	$405.9
Securitized receivables	(76.4)	(76.2)	(72.0)	(75.6)	(75.9)	(71.1)
Loans held-for-sale(1)	(6.3)	—	(3.0)	(2.1)	—	(3.0)

On-balance sheet(2)	$394.7	$379.8	$327.9	$389.4	$378.3	$331.8

(1)
Included within Other Assets on the Consolidated Balance Sheet.

(2)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the second quarter of 2004, approximately $4 billion and $4 billion, respectively, for the first quarter of 2004, and approximately $2 billion and $1 billion, respectively, for the second quarter of 2003, which are included in Consumer Loans on the Consolidated Balance Sheet.

        Total delinquencies 90 days or more past due (excluding Commercial Markets) in the managed portfolio were $8.478 billion or 1.94% of loans at June 30, 2004, compared to $9.132 billion or 2.19% at March 31, 2004 and $8.341 billion or 2.31% at June 30, 2003. Total cash-basis loans in Commercial Markets were $1.173 billion or 2.96% of loans at June 30, 2004, compared to $1.213 billion or 3.11% at March 31, 2004 and $1.165 billion or 2.76% at June 30, 2003. Total managed net credit losses (excluding Commercial Markets) in the 2004 second quarter were $3.406 billion and the related loss ratio was 3.21%, compared to $3.582 billion and 3.47% in the 2004 first quarter and $2.953 billion and 3.26% in the 2003 second quarter. In Commercial Markets, total net credit losses were $31 million and the related loss ratio was 0.31% in the 2004 second quarter, compared to $50 million and 0.51% in the 2004 first quarter and $139 million and 1.30% in the 2003 second quarter. For a discussion of trends by business, see business discussions on pages 14 to 20 and page 31.

        Citigroup's total allowance for loans, leases and unfunded lending commitments of $13.315 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $9.316 billion at June 30, 2004, $9.218 billion at March 31, 2004 and $7.136 billion at June 30, 2003. The increase in the allowance for credit losses from June 30, 2003 was primarily due to additions of $2.1 billion, $274 million and $148 million associated with the acquisitions of Sears, KorAm and WMF, respectively, as well as the reclassification in the 2004 second quarter of certain valuation reserves related to capital leases into the allowance for credit losses. These additions were partially offset by the impact of credit reserve releases of $212 million in Global Consumer, primarily related to improving credit conditions in North America, and the write-down of Argentine compensation notes in the 2003 third quarter.

        On-balance sheet consumer loans of $394.7 billion increased $66.8 billion or 20% from June 30, 2003, primarily driven by the additions of the Sears, KorAm, WMF and Home Depot portfolios, combined with growth in mortgage and other real estate-secured loans in Consumer Assets, Consumer Finance and Private Bank and the impact of strengthening currencies. Growth in student loans in North America and margin lending in Private Bank also contributed to the growth in consumer loans. Excluding the impact of acquisitions, growth in credit card receivables was partially offset by a decline in introductory promotional rate balances reflecting a shift in acquisition marketing strategies and higher securitization levels. In CitiCapital, loans declined $6.3 billion reflecting the reclassification of operating leases from loans to other assets of $2.0 billion during the 2004 second quarter and the continued liquidation of non-core portfolios, including a reduction of approximately $1.2 billion resulting from the 2003 third quarter sale of the CitiCapital Fleet Services portfolio.

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

        The following table summarizes corporate cash-basis loans and net credit losses:

	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	June 30, 2003
In millions of dollars
Corporate Cash-Basis Loans
Capital Markets and Banking(1)	$2,501	$2,811	$3,263	$3,691
Transaction Services	118	102	156	513

Total Corporate Cash-Basis Loans	$2,619	$2,913	$3,419	$4,204

Net Credit Losses
Capital Markets and Banking	$(23)	$184	$412	$256
Transaction Services	2	(7)	13	1
Other	(1)	1	(1)	—

Total Net Credit Losses	$(22)	$178	$424	$257

Corporate Allowance for Credit Losses	$3,399	$3,288	$3,555	$4,031
Corporate Allowance for Credit Losses on Unfunded Lending Commitments(2)	600	600	600	567

Total Corporate Allowance for Loans, Leases, and Unfunded Lending Commitments	$3,999	$3,888	$4,155	$4,598

Corporate Allowance As a Percentage of Total Corporate Loans(3)	3.01%	3.27%	3.62%	3.70%

(1)
The 2004 second quarter includes the addition of $227 million of cash-basis loans related to the acquisition of KorAm.

(2)
Represents additional reserves recorded within Other Liabilities on the Consolidated Balance Sheet.

(3)
Does not include the Allowance for Unfunded Lending Commitments.

        Corporate cash-basis loans were $2.619 billion, $2.913 billion, $3.419 billion and $4.204 billion at June 30, 2004, March 31, 2004, December 31, 2003, and June 30, 2003, respectively. Cash-basis loans decreased $1.585 billion from June 30, 2003 due to decreases in Capital Markets and Banking and Transaction Services. Capital Markets and Banking at June 30, 2004 primarily reflects decreases to borrowers in the telecommunications and power and energy industries and charge-offs against reserves as well as paydowns from corporate borrowers in Argentina, Mexico, Hong Kong and New Zealand, partially offset by an increase from the KorAm acquisition. Transaction Services decreased primarily due to a reclassification of cash-basis loans along with charge-offs in Argentina and Poland. Cash-basis loans decreased $294 million compared to March 31, 2004 primarily due to a decrease in Capital Markets and Banking. This decrease primarily consisted of charge-offs taken against reserves and paydowns from borrowers in the power and energy industry as well as corporate borrowers in Mexico, Australia and Argentina, partially offset by an increase from the KorAm acquisition.

        Total corporate Other Real Estate Owned (OREO) was $98 million, $94 million, $105 million and $89 million at June 30, 2004, March 31, 2004, December 31, 2003 and June 30, 2003, respectively.

        Total corporate loans outstanding at June 30, 2004 were $113 billion as compared to $100 billion at March 31, 2004, $98 billion at December 31, 2003 and $109 billion at June 30, 2003.

        Total corporate net credit losses of ($22) million at June 30, 2004 decreased $279 million as compared to June 30, 2003, primarily reflecting recoveries and lower net credit losses from counterparties in the telecommunications and power and energy industries as well as counterparties in Brazil, Europe and Argentina. The $200 million decrease from the 2004 first quarter primarily reflects recoveries as well as lower net credit losses from counterparties in Europe, Mexico and Poland.

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

        Citigroup's allowance for credit losses for loans, leases, and unfunded lending commitments of $13.315 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the corporate portfolio was $3.999 billion at June 30, 2004 compared to $3.888 billion at March 31, 2004, $4.155 billion at December 31, 2003, and $4.598 billion at June 30, 2003. The allowance attributed to corporate loans, leases and unfunded lending commitments as a percentage of corporate loans was 3.54% at June 30, 2004 as compared to 3.87%, 4.24% and 4.22% at March 31, 2004, December 31, 2003 and June 30, 2003, respectively. The $599 million decrease in total corporate reserves for the 12 months ending June 30, 2004 primarily reflects write-offs against previously-established reserves in the telecommunications and power and energy industries and reserve releases of $800 million due to improving credit quality in the portfolio. The $111 million increase in total corporate reserves from March 31, 2004 reflects $441 million of additional reserves related to the KorAm acquisition partially offset by a $350 million reserve release due to improving credit quality in the portfolio. The $350 million reserve release was geographically attributed to Mexico ($200 million), Latin America ($75 million), Asia (excluding Japan) ($45 million), Japan ($17 million) and EMEA ($13 million). Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Corporate net credit losses and cash-basis loans are expected to improve from 2003 reflecting improving global economic conditions. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 62.

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

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" section beginning on page 50. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in Non-trading Portfolios, as well as in Trading Portfolios.

Non-Trading Portfolios

        A uniform market risk management policy exists for Citigroup's non-trading portfolios. Under this policy, there is a single set of standards for defining, measuring, limiting and reporting market risk in non-trading portfolios in order to ensure consistency across businesses, stability in methodologies and transparency of risk.

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

	June 30, 2004		March 31, 2004		June 30, 2003
	100 bps Increase	100 bps Decrease	100 bps Increase	100 bps Decrease	100 bps Increase	100 bps Decrease
	In millions of dollars
U.S. dollar
Twelve months and less	$(647)	$525	$(529)	$(71)	$(461)	$627
Discounted five year	$(73)	$(1,014)	$1,024	$(3,391)	$1,200	$(935)
Mexican peso
Twelve months and less	$46	$(46)	$63	$(63)	$6	$(6)
Discounted five year	196	$(196)	$213	$(213)	$83	$(83)
Euro
Twelve months and less	$(89)	$89	$(106)	$106	$(108)	$108
Discounted five year	$28	$(28)	$(47)	$47	$(95)	$95
Japanese yen
Twelve months and less	$60	NM (2)	$83	NM (2)	$54	NM (2)
Discounted five year	$215	NM (2)	$264	NM (2)	$(71)	NM (2)
Pound sterling
Twelve months and less	$38	$(38)	$63	$(63)	$13	$(13)
Discounted five year	$186	$(186)	$217	$(217)	$143	$(143)

(1)
Excludes the insurance companies (see below).

(2)
Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the Japanese yen yield curve.

        The changes in U.S. dollar Interest Rate Exposure from the prior quarter and prior-year quarter reflect changes in the aggregate asset/liability mix, changes in actual and projected pre-payments for mortgages and mortgage-related investments, the impact on stockholders' equity of the WorldCom and Litigation Reserve Charge, as well as Citigroup's view of prevailing interest rates. As of June 30, 2004 a 100 bps increase in U.S. dollar interest rates would have a negative impact over the next twelve months of 1.5% of the previous twelve months net interest income (interest revenue less interest expense).

Insurance Companies

        The table below reflects the estimated decrease in the fair value of financial instruments held in the insurance companies, as a result of a 100 basis point increase in interest rates.

	June 30, 2004	March 31, 2004	June 30, 2003
	In millions of dollars
Assets:
Investments	$2,295	$2,269	$2,120

Liabilities:
Long-term debt	$7	$7	$9
Contractholder funds	1,003	1,017	983

        A significant portion of the insurance companies liabilities (Insurance policy and claim reserves) are not financial instruments and are excluded from the above sensitivity analysis. The corresponding changes in the fair values of the Insurance policy and claim reserves are decreases of $649 million, $687 million, and $727 million at June 30, 2004, March 31, 2004 and June 30, 2003, respectively. Furthermore, the analysis does not change the economics of asset-liability matching risk mitigation strategies employed by Insurance businesses. The duration of Invested assets are closely matched with the related Insurance liabilities, diminishing the exposure to interest rate generated volatility. Including insurance policy and claim liabilities, along with the aforementioned duration matching techniques, significantly decreases the impact implied in the above table.

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

        For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $99 million at June 30, 2004. Daily exposures averaged $96 million during the 2004 second quarter and ranged from $83 million to $112 million.

        The following table summarizes Value-at-Risk in the trading portfolios as of June 30, 2004, March 31, 2004, and June 30, 2003, including the quarterly averages:

	June 30, 2004	Second Quarter 2004 Average	March 31, 2004	First Quarter 2004 Average	June 30, 2003	Second Quarter 2003 Average
In millions of dollars
Interest rate	$96	$94	$94	$86	$94	$82
Foreign exchange	14	14	18	19	27	25
Equity	23	25	28	42	16	11
Commodity	20	16	16	15	4	4
Covariance adjustment	(54)	(53)	(59)	(62)	(50)	(41)

Total	$99	$96	$97	$100	$91	$81

        The table below provides the ranges of Value-at-Risk in the trading portfolios that were experienced during the first and second quarters of 2004 and the second quarter of 2003:

	Second Quarter 2004		First Quarter 2004		Second Quarter 2003
	Low	High	Low	High	Low	High
In millions of dollars
Interest rate	$83	$112	$76	$94	$69	$106
Foreign exchange	9	28	12	29	18	33
Equity	21	32	15	180	7	16
Commodity	12	20	12	19	2	7

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

Risk and Control Self-Assessment

        The Company's Risk and Control Self-Assessment (RCSA) incorporates standards for risk and control self-assessment that are applicable to all businesses and establish RCSA as the process whereby risks that are inherent in a business' strategy, objectives, and activities are identified and the effectiveness of the controls over those risks are evaluated and monitored. The Company's RCSA is based on principles of The Committee of Sponsoring Organizations of the Treadway Commission, which have been adopted as the minimum standards for all internal control reviews that comply with Sarbanes-Oxley Section 404, Federal Deposit Insurance Corporation Improvement Act (FDICIA) or operational risk requirements. The policy requires, on a quarterly basis, businesses and staff functions to perform an RCSA that includes documentation of the control environment and policies, assessing the risks and controls, testing commensurate with risk level, corrective action tracking for control breakdowns or deficiencies and periodic reporting, including reporting to senior management and the Audit and Risk Management Committee of the Board. The entire process is subject to audit by Citigroup's Audit and Risk Review with reporting to the Audit and Risk Management Committee of the Board.

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

						June 30, 2004		December 31, 2003
	Cross-Border Claims on Third Parties				Net Investments in and Funding of Local Franchises(2)
						Total Cross- Border Out- standings		Total Cross- Border Out- standings
	Trading and Short- Term Claims(1)	Resale Agree- ments	All Other	Total			Commit- ments(3)		Commit- ments(3)
In billions of dollars
United Kingdom	$8.3	$21.8	$3.4	$33.5	$—	$33.5	$46.0	$32.4	$28.3
Germany	16.9	3.2	1.8	21.9	3.8	25.7	17.0	21.7	14.5
France	10.4	7.8	1.0	19.2	—	19.2	9.1	14.8	7.9
Netherlands	10.8	1.1	1.5	13.4	—	13.4	4.1	8.4	3.7
Japan	2.3	8.2	1.7	12.2	—	12.2	0.5	11.7	0.5
Korea	2.3	0.4	—	2.7	8.9	11.6	3.9	4.8	0.2
Italy	6.8	1.7	0.3	8.8	2.3	11.1	2.4	14.2	2.3
Canada	2.6	1.0	1.4	5.0	5.8	10.8	2.6	10.2	2.2
Australia	2.8	0.5	0.6	3.9	1.9	5.8	0.8	8.2	0.2

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

        Total cross-border outstandings for June 30, 2004 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis amounted to $13.3 billion for the United Kingdom, $38.4 billion for Germany, $20.1 billion for France, $15.3 billion for the Netherlands, $10.2 billion for Japan, $11.3 billion for Korea, $16.0 billion for Italy, $12.5 billion for Canada, and $7.6 billion for Australia.

        Total cross-border outstandings for December 31, 2003 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis amounted to $14.6 billion for the United Kingdom, $41.4 billion for Germany, $17.5 billion for France, $10.0 billion for the Netherlands, $11.9 billion for Japan, $4.1 billion for Korea, $18.7 billion for Italy, $11.5 billion for Canada, and $9.8 billion for Australia.

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

        The capital plans, forecasts, and positions of Citigroup and its principal subsidiaries are reviewed by, and subject to oversight of, Citigroup's Finance and Capital Committee. Current members of this committee include Citigroup's Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Corporate Treasurer, Senior Risk Officer, and several senior business managers.

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

        As noted in the table below, Citigroup maintained its well-capitalized position during the first half of 2004 and the full year of 2003. The decreases in the Tier 1 and Total Capital Ratios during the 2004 second quarter were primarily due to the WorldCom and Litigation Reserve Charge and the acquisition of KorAm Bank.

Citigroup Ratios

	June 30, 2004	March 31, 2004	December 31, 2003
Tier 1 Capital	8.16%	8.96%	8.91%
Total capital (Tier 1 and Tier 2)	11.31%	12.25%	12.04%
Leverage(1)	4.88%	5.40%	5.56%
Common stockholders' equity	6.96%	7.65%	7.67%

(1)
Tier 1 Capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003
In millions of dollars
Tier 1 Capital
Common stockholders' equity	$97,186	$100,759	$96,889
Qualifying perpetual preferred stock	1,125	1,125	1,125
Qualifying mandatorily redeemable securities of subsidiary trusts	6,152	6,350	6,257
Minority interest	1,134	1,192	1,158
Less: Net unrealized gains on securities available-for-sale(1)	(1,105)	(3,777)	(2,908)
Accumulated net gains on cash flow hedges, net of tax	(575)	(554)	(751)
Intangible assets:(2)
Goodwill	(30,215)	(28,549)	(27,581)
Other disallowed intangible assets	(7,159)	(6,994)	(6,725)
50% investment in certain subsidiaries(3)	(53)	(50)	(45)
Other	(609)	(538)	(548)

Total Tier 1 Capital	65,881	68,964	66,871

Tier 2 capital
Allowance for credit losses(4)	10,227	9,779	9,545
Qualifying debt(5)	14,907	15,188	13,573
Unrealized marketable equity securities gains(1)	393	464	399
Less: 50% investment in certain subsidiaries(3)	(52)	(49)	(45)

Total Tier 2 capital	25,475	25,382	23,472

Total capital (Tier 1 and Tier 2)	$91,356	$94,346	$90,343

Risk-adjusted assets(6)	$807,513	$769,914	$750,293

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

(2)
The increase in intangible assets during 2004 was primarily due to the acquisition of KorAm in May 2004, and the acquisition of WMF in January 2004.

(3)
Represents unconsolidated banking and finance subsidiaries.

(4)
Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(5)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(6)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $40.0 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts, as of June 30, 2004, compared to $42.4 billion as of March 31, 2004 and $39.1 billion as of December 31, 2003. Market risk-equivalent assets included in risk-adjusted assets amounted to $39.1 billion at June 30, 2004, $42.5 billion at March 31, 2004, and $40.6 billion at December 31, 2003. Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        Common stockholders' equity increased $0.3 billion during the first six months of 2004 to $97.2 billion at June 30, 2004, representing 7.0% of assets, compared to $96.9 billion and 7.7% at year-end 2003. The increase in common stockholders' equity during the first six months of 2004 reflected net income of $6.4 billion and $1.9 billion related to the issuance of shares pursuant to employee benefit plans and other activity, offset by dividends declared on common and preferred stock of $4.2 billion, $2.5 billion related to the after-tax net change in equity from non-owner sources, $0.8 billion related to the net issuance of restricted and deferred stock, and treasury stock acquired of $0.5 billion including shares repurchased from the Citigroup Employee Pension Fund. The decrease in the common stockholders' equity ratio during the first six months of 2004 reflected the above items and the 10.5% increase in total assets.

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, at June 30, 2004 and December 31, 2003 were $6.152 billion and $6.257 billion, respectively. The amount outstanding at December 31, 2003 included $5.217 billion of parent-obligated securities and $840 million of subsidiary-obligated securities. During the 2004 first quarter, the Company deconsolidated the subsidiary issuer trusts in accordance with FIN 46-R. The FRB has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital. On May 6, 2004, the FRB issued a proposed rule that would retain trust preferred securities in Tier 1 capital of Bank Holding Companies (BHCs), subject to conditions. See "Regulatory Capital and Accounting Standards Developments" on page 53. If Tier 2 capital treatment had been required at June 30, 2004, Citigroup would have continued to be "well-capitalized."

        Citicorp's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well-capitalized" under federal bank regulatory agency definitions, Citicorp's depository institutions must have a Tier 1 Capital Ratio of at least 6%, a combined Tier 1 and Tier 2 capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. At June 30, 2004, all of Citicorp's subsidiary depository institutions were "well-capitalized" under the federal regulatory agencies' definitions.

        Similar to Citigroup, Citicorp's capital ratios include the benefit of the inclusion of trust preferred securities.

Citicorp Ratios

	June 30, 2004	March 31, 2004	December 31, 2003
Tier 1 Capital	8.39%	8.80%	8.44%
Total capital (Tier 1 and Tier 2)	12.55%	13.00%	12.68%
Leverage(1)	6.45%	6.69%	6.70%
Common stockholder's equity	9.72%	10.08%	9.97%

(1)
Tier 1 Capital divided by adjusted average assets.

Citicorp Components of Capital Under Regulatory Guidelines

	June 30, 2004	March, 31, 2004	December 31, 2003
In billions of dollars
Tier 1 Capital	$53.8	$53.5	$50.7
Total capital (Tier 1 and Tier 2)	$80.5	$79.1	$76.2

Other Subsidiary Capital Considerations

        Certain of the Company's U.S. and non-U.S. broker/dealer subsidiaries, including Citigroup Global Markets Inc. (CGMI), an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI), are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The Company's U.S. registered broker/dealer subsidiaries are subject to the Securities and Exchange Commission's net capital rule, Rule 15c3-1 (the Net Capital Rule), promulgated under the Exchange Act. The Net Capital Rule requires the maintenance of minimum net capital, as defined. The Net Capital Rule also limits the ability of broker/dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict CGMHI's ability to withdraw capital from its broker/dealer subsidiaries, which in turn could limit CGMHI's ability to pay dividends and make payments on its debt. CGMHI monitors its leverage and capital ratios on a daily basis. Certain of the Company's broker/dealer subsidiaries are also subject to regulation in the countries outside of the U.S. in which they do business. Such regulations may include requirements to maintain specified levels of net capital or its equivalent. The Company's U.S. and non-U.S. broker/dealer subsidiaries were in compliance with their respective capital requirements at June 30, 2004.

        Certain of the Company's Insurance Subsidiaries are subject to regulatory capital requirements. The National Association of Insurance Commissioners (NAIC) adopted risk-based capital (RBC) requirements for life insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, the Company believes it is not appropriate to use the formulas to rate or to rank such companies. At June 30, 2004, all of the Company's life insurance companies had adjusted capital in excess of amounts requiring Company or any regulatory action.

Share Repurchases

        Under its long-standing repurchase program, the Company buys back common shares in the market or otherwise from time to time, primarily to provide shares for use under its equity compensation plans.

        The following table summarizes the Company's share repurchases during 2004:

	Total Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
In millions, except per share amounts
January 2004
Open market repurchases(1)	—	—	$2,732
Employee transactions(2)	12.8	$49.72	N/A
Private equity transactions(3)	10.0	$50.22	$2,230
February 2004
Open market repurchases	0.5	$48.89	$2,208
Employee transactions	0.6	$49.36	N/A
March 2004
Employee transactions	8.6	$45.38	N/A

First quarter 2004
Open market repurchases	0.5	$48.89
Employee transactions	22.0	$48.02
Private equity transactions	10.0	$50.22

Total first quarter 2004	32.5	$48.71	$2,208

April 2004
Employee transactions	0.9	$51.69	N/A
May 2004
Employee transactions	0.1	$47.29	N/A
June 2004
Employee transactions	0.2	$46.92	N/A

Second quarter 2004
Employee transactions	1.2	$50.57

Total second quarter 2004	1.2	$50.57	$2,208

Year-to-date 2004
Open market repurchases	0.5	$48.89
Employee transactions	23.2	$48.15
Private equity transactions	10.0	$50.22

Total year-to-date 2004	33.7	$48.77	$2,208

(1)
All repurchases were transacted under an existing authorized share repurchase plan which was publicly announced on July 17, 2002 with a total repurchase authority of $7.5 billion. Smith Barney, which is included within the Private Client Services segment, executes all transactions in the open market.

(2)
Shares added to treasury stock related to activity on employee stock option plan reload exercises where the employee delivers existing shares to cover the reload option exercise or under the Company's employee Restricted Stock Program where employees utilize certain shares that have vested to satisfy tax requirements.

(3)
10.0 million shares were repurchased from the Citigroup Employee Pension Fund in January 2004 at prevailing market prices.

Regulatory Capital and Accounting Standards Developments

        The Basel Committee on Banking Supervision (the Basel Committee), consisting of central banks and bank supervisors from 13 countries, has developed a new set of risk-based capital standards (the New Accord), on which it has received significant input from Citigroup and other major banking organizations. The Basel Committee published the text of the New Accord on June 26, 2004. The Basel Committee has added an additional year of impact analysis and parallel testing for banks adopting the advanced approaches, with implementation extended until year-end 2007. The U.S. banking regulators issued an advance notice of proposed rulemaking in August 2003 to address issues in advance of publishing their proposed rules incorporating the new Basel standards. The final version of these rules will apply to Citigroup and other large U.S. banks and BHCs. Citigroup is assessing the impact of the proposed new capital standards, while continuing to participate in efforts to refine the standards and monitor the progress of the Basel initiative.

        In January 2003, FASB issued accounting guidance in FIN 46 (which was subsequently revised in December 2003) which requires the consolidation of certain types of special-purpose vehicles that previously were recorded as off-balance sheet exposures. Although FASB deferred the effective date of FIN 46 until periods ending after December 15, 2003, Citigroup elected to implement the provisions of FIN 46 as of July 1, 2003, with the exception of the deferral related to certain investment company subsidiaries. FIN 46-R was adopted in the 2004 first quarter. See Note 2 to the Consolidated Financial Statements. The impact of both these implementations was not material to the capital ratios of Citigroup. On September 12, 2003, the federal bank regulatory agencies issued an interim final rule and a notice of proposed rulemaking concerning how this new requirement will be incorporated into the risk-based capital framework. The interim final rule was effective for the reporting periods September 30, 2003 through June 30, 2004.

        On May 6, 2004, the FRB issued a proposed rule that would retain trust preferred securities in the Tier 1 Capital of BHCs, but with stricter quantitative limits and clearer qualitative standards. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 Capital elements, net of goodwill. Under these proposed rules Citigroup currently would have less than 9% against this limit. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Internationally-active BHCs would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 Capital elements, net of goodwill. Based on all limits set in the proposal, Citigroup would be able to retain the trust preferred securities within Tier 1 Capital.

        On July 20, 2004, the federal banking and thrift regulatory agencies issued the final rule on capital requirements for asset-backed commercial paper (ABCP) programs. The final rule, which becomes effective September 30, 2004, increases the capital requirement on most short-term liquidity facilities that provide support to ABCP by imposing a 10% conversion factor on such facilities. Additionally, the final rule permanently excludes ABCP program assets consolidated under FIN 46-R and any minority interests from the calculation of risk-weighted assets and Tier 1 Capital, respectively. The denominator of the Tier 1 leverage ratio calculation will remain unaffected by the final rule, as the risk-based capital treatment does not alter the reporting of the on-balance sheet assets under GAAP guidelines. Citigroup is assessing the impact of adopting the final rule.

        Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 62.

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

        A series of standard corporate-wide liquidity ratios have been established to monitor the structural elements of Citigroup's liquidity. For bank entities these include cash capital (defined as core deposits, long-term liabilities, and capital in excess of illiquid assets), liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans. Several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. For the Parent Company, Insurance Entities and CGMHI, there are ratios established for liquid assets against short-term obligations. Triggers to elicit management discussion, which may result in other actions, have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

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

        As of June 30, 2004, Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies, without regulatory approval, of approximately $9.3 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of June 30, 2004, its bank subsidiaries can directly or through their parent holding company distribute dividends to Citicorp of approximately $7.6 billion of the available $9.3 billion.

        Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

        As discussed in the "Capital Resources" section beginning on page 50, the ability of CGMHI to declare dividends could be restricted by capital considerations of its broker/dealer subsidiaries.

        The Travelers Insurance Company (TIC) is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $845 million of statutory surplus is available by the end of the year 2004 for such dividends without the prior approval of the Connecticut Insurance Department, of which $620 million was paid during the first six months of 2004.

        During 2004, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 62.

        Primary sources of liquidity for Citigroup and its principal subsidiaries include deposits, collateralized financing transactions, senior and subordinated debt, issuance of commercial paper, proceeds from issuance of trust preferred securities, and purchased/wholesale funds. Citigroup and its principal subsidiaries also generate funds through securitizing financial assets including credit card receivables and single-family or multi-family residences. Finally, Citigroup's net earnings provide a significant source of funding to the corporation.

        Citigroup's funding sources are well-diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the Parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $524.4 billion at June 30, 2004. A significant portion of these deposits have been, and are expected to be, long-term and stable and are considered core.

        Citigroup and its subsidiaries have a significant presence in the global capital markets. A substantial portion of the publicly underwritten debt issuance is originated in the name of Citigroup. Debt is also issued in the name of CGMHI, which issues medium-term notes and structured notes, primarily in response to specific investor inquiries. Publicly underwritten debt was also formerly issued by Citicorp, Associates First Capital Corporation (Associates), and CitiFinancial Credit Company, which includes WMF. Citicorp has guaranteed various debt obligations of Associates and CitiFinancial Credit Company, each an indirect subsidiary of Citicorp. Other significant elements of long-term debt in the Consolidated Balance Sheet include advances from the Federal Home Loan Bank system, asset-backed outstandings related to the purchase of Sears, and debt of foreign subsidiaries.

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

Citicorp

        Citicorp, a U.S. bank holding company with no significant operating activities of its own, is a wholly owned indirect subsidiary of Citigroup. While Citicorp is a separately-rated entity, it did not access external markets for any long-term debt or equity issuance during the first six months of 2004. Citicorp continues to issue commercial paper within Board-established limits and certain management guidelines.

        On a combined basis, at the Holding Company level, Citigroup and Citicorp maintain sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without incremental access to the unsecured markets. In aggregate, bank subsidiaries maintain cash capital.

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

        A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 59% and 58% of total funding at June 30, 2004 and December 31, 2003, respectively, are broadly diversified by both geography and customer segments.

        Asset securitization programs remain an important source of liquidity. As credit card securitization transactions amortize, newly originated receivables are recorded on Citicorp's balance sheet and become available for asset securitization. See Note 12 to the Consolidated Financial Statements for additional information about off-balance sheet arrangements.

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, has an unutilized credit facility of Canadian $1.0 billion as of June 30, 2004 that matures in 2004. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the credit facility's agreements). At June 30, 2004, this requirement was exceeded by approximately $66.4 billion.

CGMHI

        CGMHI's total assets were $404 billion at June 30, 2004, an increase from $351 billion at year-end 2003. Due to the nature of the CGMHI's trading activities, it is not uncommon for CGMHI's asset levels to fluctuate significantly from period to period.

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

        CGMHI funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements, and secured loans is CGMHI's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" (FIN 41). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $256.6 billion at June 30, 2004. Uncollateralized short-term borrowings provide CGMHI with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $25.7 billion at June 30, 2004.

        CGMHI has a $2.5 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. This facility has a two-year term-out provision with any borrowings maturing in May 2007. CGMHI also has a $1.0 billion three-year facility with unaffiliated banks with any borrowings maturing in May 2007 and $2.1 billion in committed uncollateralized 364-day facilities with unaffiliated banks that extend through various dates in 2004 and 2005. CGMHI may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate) and compensates the banks for these facilities through facility fees. At June 30, 2004, there were no outstanding borrowings under these facilities. CGMHI also has committed long-term financing facilities with unaffiliated banks. At June 30, 2004, CGMHI had drawn down the full $1.7 billion then available under these facilities. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). CGMHI compensates the banks for these facilities through facility fees.    Under all of these facilities, CGMHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At June 30, 2004, this requirement was exceeded by approximately $6.6 billion. CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

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

The Travelers Insurance Company (TIC)

        At June 30, 2004, TIC had $45.7 billion of life and annuity product deposit funds and reserves. Of that total, $26.1 billion is not subject to discretionary withdrawal based on contract terms. The remaining $19.6 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $7.2 billion of liabilities that is surrenderable with market value adjustments. Also included is an additional $6.4 billion of the life insurance and individual annuity liabilities which is subject to discretionary withdrawals at an average surrender charge of 5.2%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $6.0 billion of liabilities is surrenderable without charge. Approximately 10% of this relates to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

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

        At June 30, 2004 and December 31, 2003, total assets in the off-balance sheet credit card trusts were $83 billion and $89 billion, respectively. Of those amounts at June 30, 2004 and December 31, 2003, $75 billion and $76 billion, respectively, has been sold to investors via trust-issued securities, and the remaining seller's interest of $8 billion and $13 billion, respectively, is recorded in Citigroup's Consolidated Balance Sheet as Consumer Loans. Included in the $75 billion and $76 billion are retained securities issued by the trust totaling $1.2 billion and $1.1 billion at June 30, 2004 and December 31, 2003, respectively. Citigroup retains credit risk on its seller's interests and reserves for expected credit losses. Amounts receivable from the trusts were $1.1 billion and $1.4 billion, respectively, and amounts due to the trusts were $1.1 billion and $1.1 billion, respectively, at June 30, 2004 and December 31, 2003. The Company also recognized an interest-only strip of $836 million at both June 30, 2004 and December 31, 2003, that arose from the calculation of gain or loss at the time assets were sold to the QSPE. In the three months ended June 30, 2004 and June 30, 2003, the Company recorded net gains of $1 million and $69 million, respectively, and $1 million and $215 million for the six months of 2004 and 2003, respectively, primarily related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights that entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other assets securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. At June 30, 2004 and December 31, 2003, the total amount of mortgage and other loan products securitized and outstanding was $132.6 billion and $141.1 billion, respectively. Servicing rights and other retained interests amounted to $6.0 billion and $6.3 billion at June 30, 2004 and December 31, 2003, respectively. The Company recognized gains related to the securitization of mortgages and other assets of $30 million and $187 million during the three months ended June 30, 2004 and 2003, respectively, and $123 million and $324 million during the first six months of 2004 and 2003, respectively.

Securitizations of Client Assets

        The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit. These non-consolidation conclusions were not changed upon the adoption of FIN 46 (revised December 2003) (FIN 46-R) in the first quarter of 2004. At June 30, 2004 and December 31, 2003, total assets in the unconsolidated conduits were $41 billion and $44 billion, respectively, and liabilities were $41 billion and $44 billion, respectively. One conduit with assets of $409 million at June 30, 2004 and $823 million at December 31, 2003 is consolidated.

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

        See Note 12 to the Consolidated Financial Statements for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitment as of June 30, 2004 and December 31, 2003. Further details are included in the footnotes.

	June 30, 2004	December 31, 2003
In millions of dollars
Financial standby letters of credit and foreign office guarantees	$38,280	$36,402
Performance standby letters of credit and foreign office guarantees	8,794	8,101
Commercial and similar letters of credit	6,550	4,411
One- to four-family residential mortgages	5,033	3,599
Revolving open-end loans secured by one- to four-family residential properties	13,096	14,007
Commercial real estate, construction and land development	1,748	1,382
Credit card lines(1)	749,294	739,162
Commercial and other consumer loan commitments(2)	229,859	210,751

Total	$1,052,654	$1,017,815

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $121 billion and $119 billion with original maturity of less than one year at June 30, 2004 and December 31, 2003, respectively.

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

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: the continued improvement in global economic conditions; sovereign or regulatory actions, including actions taken by the Argentine government associated with its anticipated debt restructuring; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of interest rates, bankruptcy filings and unemployment rates around the world; the credit performance of the portfolios; portfolio growth and seasonal factors; subsidiaries' dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the effect of acquisitions; and the resolution of legal proceedings and related matters.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
In millions of dollars, except per share amounts
Revenues
Loan interest, including fees	$10,858	$9,312	$21,670	$18,782
Other interest and dividends	5,313	4,776	10,323	9,651
Insurance premiums	896	839	1,775	1,664
Commissions and fees	4,488	4,049	8,818	7,749
Principal transactions	1,042	1,311	2,392	2,913
Asset management and administration fees	1,652	1,354	3,369	2,605
Realized gains (losses) from sales of investments	204	188	342	350
Other revenue	2,834	2,011	4,574	3,325

Total revenues	27,287	23,840	53,263	47,039
Interest expense	4,985	4,486	9,473	9,149

Total revenues, net of interest expense	22,302	19,354	43,790	37,890

Benefits, claims, and credit losses
Policyholder benefits and claims	850	901	1,726	1,772
Provision for credit losses	1,588	2,186	3,818	4,239

Total benefits, claims, and credit losses	2,438	3,087	5,544	6,011

Operating expenses
Non-insurance compensation and benefits	5,893	5,544	11,785	10,850
Net occupancy expense	1,230	1,064	2,298	2,105
Technology/communications expense	903	793	1,770	1,591
Insurance underwriting, acquisition, and operating	282	265	578	529
Restructuring-related items	—	(1)	(3)	(14)
Other operating expenses	10,325	2,306	12,847	4,462

Total operating expenses	18,633	9,971	29,275	19,523

Income before income taxes and minority interest	1,231	6,296	8,971	12,356
Provision for income taxes	49	1,956	2,447	3,875
Minority interest, after-tax	38	41	107	79

Net income	$1,144	$4,299	$6,417	$8,402

Basic Earnings Per Share	$0.22	$0.84	$1.25	$1.64
Weighted average common shares outstanding	5,100.5	5,085.5	5,098.1	5,090.2

Diluted Earnings Per Share	$0.22	$0.83	$1.23	$1.62
Adjusted weighted average common shares outstanding	5,201.3	5,184.0	5,202.2	5,176.4

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2004 (Unaudited)	December 31, 2003
In millions of dollars
Assets
Cash and due from banks (including segregated cash and other deposits)	$26,462	$21,149
Deposits at interest with banks	24,710	19,777
Federal funds sold and securities borrowed or purchased under agreements to resell	194,594	172,174
Brokerage receivables	41,494	26,476
Trading account assets (including $71,926 and $65,352 pledged to creditors at June 30, 2004 and December 31, 2003, respectively)	245,037	235,319
Investments (including $13,819 and $12,066 pledged to creditors at June 30, 2004 and December 31, 2003, respectively)	205,245	182,892
Loans, net of unearned income
Consumer	398,558	379,932
Corporate	112,859	98,074

Loans, net of unearned income	511,417	478,006
Allowance for credit losses	(12,715)	(12,643)

Total loans, net	498,702	465,363
Goodwill	30,215	27,581
Intangible assets	14,525	13,881
Reinsurance recoverables	4,683	4,577
Separate and variable accounts	29,474	27,473
Other assets	81,427	67,370

Total assets	$1,396,568	$1,264,032

Liabilities
Non-interest-bearing deposits in U.S. offices	$31,654	$30,074
Interest-bearing deposits in U.S. offices	153,237	146,675
Non-interest-bearing deposits in offices outside the U.S.	27,182	22,940
Interest-bearing deposits in offices outside the U.S.	312,327	274,326

Total deposits	524,400	474,015
Federal funds purchased and securities loaned or sold under agreements to repurchase	202,940	181,156
Brokerage payables	42,524	37,330
Trading account liabilities	132,247	121,869
Contractholder funds and separate and variable accounts	62,237	58,402
Insurance policy and claims reserves	18,007	17,478
Investment banking and brokerage borrowings	26,459	22,442
Short-term borrowings	40,917	36,187
Long-term debt	189,071	162,702
Other liabilities	59,455	48,380

Citigroup or subsidiary-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of
—Parent	—	5,217
—Subsidiary	—	840

Total liabilities	1,298,257	1,166,018

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	1,125	1,125
Common stock ($.01 par value; authorized shares: 15 billion), issued shares—5,477,416,086 at June 30, 2004 and 5,477,416,254 at December 31, 2003	55	55
Additional paid-in capital	18,519	17,531
Retained earnings	95,707	93,483
Treasury stock, at cost: June 30, 2004—297,157,722 shares and December 31, 2003—320,466,849 shares	(11,135)	(11,524)
Accumulated other changes in equity from nonowner sources	(3,338)	(806)
Unearned compensation	(2,622)	(1,850)

Total stockholders' equity	98,311	98,014

Total liabilities and stockholders' equity	$1,396,568	$1,264,032

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
In millions of dollars, except shares in thousands
Preferred stock at aggregate liquidation value
Balance, beginning of period	$1,125	$1,400
Redemption or retirement of preferred stock	—	(275)

Balance, end of period	1,125	1,125

Common stock and additional paid-in capital
Balance, beginning of period	17,586	17,436
Employee benefit plans	944	57
Other	44	(26)

Balance, end of period	18,574	17,467

Retained earnings
Balance, beginning of period	93,483	81,403
Net income	6,417	8,402
Common dividends(1)	(4,159)	(2,070)
Preferred dividends	(34)	(37)

Balance, end of period	95,707	87,698

Treasury stock, at cost
Balance, beginning of period	(11,524)	(11,637)
Issuance of shares pursuant to employee benefit plans	1,165	1,796
Treasury stock acquired	(22)	(1,531)
Shares purchased from employee pension fund	(502)	—
Other(2)	(252)	(12)

Balance, end of period	(11,135)	(11,384)

Accumulated other changes in equity from nonowner sources
Balance, beginning of period	(806)	(193)
Net change in unrealized gains and losses on investment securities, after-tax	(1,803)	1,689
Net change for cash flow hedges, after-tax	(176)	28
Net change in foreign currency translation adjustment, after-tax	(553)	(620)

Balance, end of period	(3,338)	904

Unearned compensation
Balance, beginning of period	(1,850)	(1,691)
Net issuance of restricted and deferred stock	(772)	(818)

Balance, end of period	(2,622)	(2,509)

Total common stockholders' equity (shares outstanding: 5,180,258 in 2004 and 5,150,833 in 2003)	97,186	92,176

Total stockholders' equity	$98,311	$93,301

Summary of changes in equity from nonowner sources
Net income	$6,417	$8,402
Other changes in equity from nonowner sources, after-tax	(2,532)	1,097

Total changes in equity from nonowner sources	$3,885	$9,499

(1)
Common dividends declared were 40 cents per share in the first and second quarters of 2004 and 20 cents per share in the first and second quarters of 2003.

(2)
Primarily represents shares redeemed from a legacy employee plan trust.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
In millions of dollars
Cash flows from operating activities
Net income	$6,417	$8,402
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	323	266
Additions to deferred policy acquisition costs	(595)	(430)
Depreciation and amortization	933	775
Provision for credit losses	3,818	4,239
Change in trading account assets	(8,672)	(19,116)
Change in trading account liabilities	9,870	10,572
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(21,986)	(27,314)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	16,351	11,721
Change in brokerage receivables net of brokerage payables	(9,824)	5,158
Change in insurance policy and claims reserves	529	364
Net realized gains from sales of investments	(342)	(350)
Venture capital activity	184	(32)
Restructuring-related items	(3)	(14)
Other, net	(2,783)	7,509

Total adjustments	(12,197)	(6,652)

Net cash (used in) provided by operating activities	(5,780)	1,750

Cash flows from investing activities
Change in deposits at interest with banks	(2,996)	(2,403)
Change in loans	(18,950)	(8,537)
Proceeds from sales of loans	6,709	10,533
Purchases of investments	(106,283)	(120,422)
Proceeds from sales of investments	62,418	60,625
Proceeds from maturities of investments	27,898	44,273
Other investments, primarily short-term, net	(3,217)	350
Capital expenditures on premises and equipment	(1,640)	(1,435)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and other assets	2,365	565
Business acquisitions	(2,935)	—

Net cash used in investing activities	(36,631)	(16,451)

Cash flows from financing activities
Dividends paid	(4,193)	(2,107)
Issuance of common stock	544	285
Issuance of mandatorily redeemable securities of parent trust	—	1,100
Redemption of mandatorily redeemable securities of parent trust	—	(200)
Redemption of mandatorily redeemable securities of subsidiary trust	—	(400)
Redemption of preferred stock, net	—	(275)
Treasury stock acquired	(524)	(1,531)
Stock tendered for payment of withholding taxes	(447)	(294)
Issuance of long-term debt	39,825	24,284
Payments and redemptions of long-term debt	(25,770)	(22,037)
Change in deposits	28,137	17,089
Change in short-term borrowings and investment banking and brokerage borrowings	8,747	1,749
Contractholder fund deposits	4,745	4,203
Contractholder fund withdrawals	(3,245)	(2,884)

Net cash provided by financing activities	47,819	18,982

Effect of exchange rate changes on cash and cash equivalents	(95)	209

Change in cash and due from banks	5,313	4,490
Cash and due from banks at beginning of period	21,149	17,326

Cash and due from banks at end of period	$26,462	$21,816

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$2,795	$2,766
Cash paid during the period for interest	$8,130	$8,278
Non-cash investing activities
Transfers to repossessed assets	$488	$553

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements as of June 30, 2004 and for the three-and six-month period ended June 30, 2004 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2003 Annual Report on Form 10-K.

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

        Some of the Company's private equity subsidiaries may invest in venture capital entities that may also be subject to FIN 46-R. The Company accounts for its venture capital activities in accordance with the Investment Company Audit Guide (Audit Guide). The FASB deferred adoption of FIN 46-R for non registered investment companies that apply the Audit Guide. The FASB permitted nonregistered investment companies to defer consolidation of VIEs with which they are involved until a Statement of Position on the scope of the Audit Guide is finalized, which is expected by the end of 2004. Following issuance of the Statement of Position, the FASB will consider further modification to FIN 46-R to provide an exception for companies that qualify to apply the revised Audit Guide. Following issuance of the revised Audit Guide, the Company will assess the effect of such guidance on its private equity business.

        The Company may provide administrative, trustee and/or investment management services to numerous personal estate trusts, which are considered VIEs under FIN 46, but are not consolidated.

        See Note 12 to the Consolidated Financial Statements.

Accounting for Loan Commitments Accounted For As Derivatives

        On April 1, 2004, the Company adopted the SEC's Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" (SAB 105), which specifies that servicing assets embedded in commitments for loans to be held for sale should be recognized only when the servicing asset has been contractually separated from the associated loans by sale or securitization. The impact of implementing SAB 105 across all of the Company's businesses was a delay in recognition of $35 million pretax in the second quarter 2004.

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

Profit Recognition on Bifurcated Hybrid Instruments

        On January 1, 2004, Citigroup revised the application of Derivatives Implementation Group (DIG) Issue B6, "Embedded Derivatives: Allocating the Basis of a Hybrid Instrument to the Host Contract and the Embedded Derivative." In December 2003, the SEC staff gave a speech which revised the accounting for derivatives embedded in financial instruments ("hybrid instruments") to preclude the recognition of any profit on the trade date for hybrid instruments that must be bifurcated for accounting purposes. The trade-date revenue must instead be amortized over the life of the hybrid instrument. The impact of this change in application was approximately $150 million pretax reduction in revenue across all of the Company's businesses during the first six months of 2004. This revenue will be recognized over the life of the transactions.

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

Future Application of Accounting Standards

Other-Than-Temporary Impairments of Certain Investments

        On March 31, 2004, the FASB ratified EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," (EITF 03-1) which provides guidance on recognizing other-than-temporary impairments on certain investments. The Issue is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. The Company is evaluating the impact of adopting EITF 03-1 and has not yet completed this analysis.

Postretirement Benefits

        In May 2004, FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-2), which supersedes FSP FAS 106-1, in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit for individuals under Medicare (Medicare Part D) as well as a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. If a plan is determined to be actuarially equivalent to Medicare Part D, FSP FAS 106-2 requires plan sponsors to disclose the effect of the subsidy on the net periodic expense and the accumulated postretirement benefit obligation in their interim and annual financial statements for periods beginning after June 15, 2004. Plan sponsors who initially elected to defer accounting for the effects of the subsidy are allowed the option of retroactive application to the date of enactment or prospective application from the date of adoption.

        Under FSP FAS 106-1, the Company elected to defer the accounting for the effects of the Act. However, Citigroup believes that our plans are eligible for the subsidy and has decided to adopt FSP FAS 106-2 in the third quarter of 2004 retroactive to January 1, 2004. The adoption of FSP FAS 106-2 is not expected to have a material effect on the Company's Consolidated Financial Statements.

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

3.     Business Developments and Combinations

Acquisition of KorAm Bank

        On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total Citigroup has acquired 99.3% of KorAm's outstanding shares for a total of KRW 3.07 trillion ($2.73 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

        KorAm is a leading commercial bank in Korea, with 223 domestic branches and total assets at June 30, 2004 of $37 billion. In the 2004 fourth quarter, Citigroup plans to merge its Citibank Korea Branch into KorAm. On June 25, 2004, the union employees of KorAm initiated a strike that was settled on July 12, 2004. Approximately 70% of KorAm's workers were out during that time resulting in the temporary closure of 170 of its branches.

Acquisition of Principal Residential Mortgage, Inc.

        On July 1, 2004, Citigroup completed the acquisition of Principal Residential Mortgage, Inc. (PRMI) from Acquire Principal Residential Mortgage, Inc. for $1.3 billion in cash. PRMI, one of the largest independent mortgage servicers in the United States, originates, purchases, sells and services home loans, consisting primarily of conventional, conforming, fixed-rate prime mortgages.

        The transaction includes approximately $6.6 billion in assets and also includes $137 million of franchise premium, subject to the finalization of the purchase price allocation.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup completed the acquisition of Washington Mutual Finance Corporation (WMF) for $1.25 billion in cash. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition includes 427 WMF offices located in 26 states, primarily in the Southeastern and Southwestern United States. WMF has more than 2,300 employees and total assets of $3.8 billion. Citicorp has guaranteed all outstanding unsecured indebtedness of WMF in connection with this acquisition.

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

Goodwill and Intangible Assets

        During the second quarter of 2004, the Company recorded approximately $2.2 billion of goodwill, $170 million of customer relationship intangibles, $81 million of core deposit intangibles and $41 million of other intangibles in connection with the KorAm acquisition. In the first quarter of 2004, the Company recorded approximately $890 million of goodwill and $140 million of customer relationship intangibles for the WMF acquisition. Subsequently, $130 million of the WMF goodwill was reclassed during the 2004 second quarter to establish a deferred tax asset. The Company also recorded in the first quarter of 2004, approximately $150 million of intangibles representing the present value of future profits associated with an acquired insurance portfolio. The goodwill and intangible amounts associated with these acquisitions are subject to the finalization of the purchase price allocations.

        All identifiable intangible assets associated with these acquisitions are being amortized over a period of seven to twenty years. The Company's intangible assets amortization expense was $338 million and $292 million for the three months ended June 30, 2004 and 2003, and $658 million and $588 million for the six months ended June 30, 2004 and 2003, respectively.

        For the quarter and six months ended June 30, 2004 and 2003 no goodwill was impaired or written off.

4.     Business Segment Information

        The following table presents certain information regarding the Company's operations by segment:

	Total Revenues, Net of Interest Expense		Provision for Income Taxes		Net Income (Loss)(1)
							Identifiable Assets
	Three Months Ended June 30,
							June 30, 2004	Dec. 31, 2003(2)
	2004	2003(2)	2004	2003(2)	2004	2003(2)
In millions of dollars, except identifiable assets in billions
Global Consumer	$12,072	$9,939	$1,513	$999	$3,066	$2,241	$486	$453
Global Corporate and Investment Bank	6,064	5,437	(1,951)	597	(2,806)	1,344	726	637
Private Client Services	1,578	1,454	135	113	209	185	17	14
Global Investment Management	2,157	2,078	222	173	451	421	138	133
Proprietary Investment Activities	537	225	135	53	273	63	9	9
Corporate/Other	(106)	221	(5)	21	(49)	45	21	18

Total	$22,302	$19,354	$49	$1,956	$1,144	$4,299	$1,397	$1,264

	Total Revenues, Net of Interest Expense		Provision for Income Taxes		Net Income (Loss)(1)
	Six Months Ended June 30,
	2004	2003(2)	2004	2003(2)	2004	2003(2)
In millions of dollars
Global Consumer	$23,571	$19,724	$2,703	$2,044	$5,641	$4,363
Global Corporate and Investment Bank	11,535	10,523	(1,162)	1,211	(1,099)	2,745
Private Client Services	3,307	2,787	293	211	460	347
Global Investment Management	4,504	4,051	448	302	1,002	873
Proprietary Investment Activities	717	378	165	82	299	101
Corporate/Other	156	427	—	25	114	(27)

Total	$43,790	$37,890	$2,447	$3,875	$6,417	$8,402

(1)
Results in the 2004 second quarter and six-month period include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.1 billion and $4.6 billion, respectively, in Global Corporate and Investment Bank of ($347) million and ($407) million, respectively, and in Global Investment Management of $677 million and $1.4 billion, respectively. Corporate/Other recorded a pretax credit of ($2) million for both periods. The 2004 second quarter reflects a pretax provision for benefits, claims, and credit losses in Proprietary Investment Activities of ($1.0) million. The 2003 second quarter and six-month period results reflects pretax provisions (credits) for benefits, claims and credit losses in Global Consumer of $2.1 billion and $4.2 billion, respectively, in Global Corporate and Investment Bank of $298 million and $414 million, respectively, and in Global Investment Management of $724 million and $1.4 billion, respectively. Private Client recorded a provision of $1 million for the six-month period of 2003, and Proprietary Investment Activities recorded a pretax provision of $1 million for both periods.

(2)
Reclassified to conform to the current period's presentation.

5.     Investments

	June 30, 2004	December 31, 2003
In millions of dollars
Fixed maturities, primarily available-for-sale at fair value	$187,084	$165,928
Equity securities, primarily at fair value	7,882	7,687
Venture capital, at fair value	3,421	3,605
Short-term and other	6,858	5,672

	$205,245	$182,892

        The amortized cost and fair value of investments in fixed maturities and equity securities at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004				December 31, 2003(1)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
	In millions of dollars
Fixed maturity securities held to maturity(2)	$58	$—	$—	$58	$62	$62

Fixed maturity securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. Federal agencies	$25,556	$353	$233	$25,676	$27,527	$27,932
U.S. Treasury and Federal agencies	38,924	95	605	38,414	30,885	31,007
State and municipal	8,779	358	75	9,062	7,990	8,566
Foreign government	55,406	392	388	55,410	44,407	45,077
U.S. corporate	33,042	1,091	420	33,713	31,304	32,579
Other debt securities	24,411	453	113	24,751	20,202	20,705

	186,118	2,742	1,834	187,026	162,315	165,866

Total fixed maturities	$186,176	$2,742	$1,834	$187,084	$162,377	$165,928

Equity securities(3)	$7,009	$920	$47	$7,882	$6,800	$7,687

(1)
At December 31, 2003, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $5.146 billion and $708 million, respectively.

(2)
Recorded at amortized cost.

(3)
Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

        The following table presents venture capital investment gains and losses:

	Six Months Ended June 30,
	2004	2003
In millions of dollars
Net realized investment gains	$71	$156
Gross unrealized gains	474	246
Gross unrealized (losses)	(262)	(195)

Net realized and unrealized gains	$283	$207

6.     Trading Account Assets and Liabilities

        Trading account assets and liabilities at market value consisted of the following:

	June 30, 2004	December 31, 2003
In millions of dollars
Trading account assets
U.S. Treasury and Federal agency securities	$46,281	$58,788
State and municipal securities	8,744	7,736
Foreign government securities	31,327	22,267
Corporate and other debt securities	50,231	49,529
Derivative and other contractual commitments(1)	49,454	55,255
Equity securities	37,742	25,419
Mortgage loans and collateralized mortgage securities	11,161	8,780
Other	10,097	7,545

Total trading account assets	$245,037	$235,319

Trading account liabilities
Securities sold, not yet purchased	$82,478	$63,245
Derivative and other contractual commitments(1)	49,769	58,624

Total trading account liabilities	$132,247	$121,869

(1)
Net of master netting agreements.

7.     Debt

        Investment banking and brokerage borrowings consisted of the following:

	June 30, 2004	December 31, 2003
In millions of dollars
Commercial paper	$18,930	$17,626
Bank borrowings	1,704	918
Other	5,825	3,898

Total investment banking and brokerage borrowings	$26,459	$22,442

        Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

	June 30, 2004	December 31, 2003
In millions of dollars
Commercial paper
Citigroup Inc.	$250	$381
Citicorp and Subsidiaries	13,477	14,712

	13,727	15,093
Other short-term borrowings	27,190	21,094

Total short-term borrowings	$40,917	$36,187

        Long-term debt, including its current portion, consisted of the following:

	June 30, 2004	December 31, 2003
In millions of dollars
Citigroup Inc.	$76,898	$64,386
Citicorp and Subsidiaries	72,636	61,951
Citigroup Global Markets Holdings Inc.	38,502	35,620
Travelers Insurance Company	7	8
Other	1,028	737

Total long-term debt	$189,071	$162,702

        Long-term debt at June 30, 2004 includes $6,340 million of junior subordinated debt that resulted from the deconsolidation of the subsidiary issuer trusts in accordance with FIN 46-R during the first quarter of 2004. The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

8.     Restructuring-Related Items

	Restructuring Initiatives
	2004	2003	Total
In millions of dollars
Original charges	$1	$—	$1

Acquisitions during:(1)
Second quarter 2004	33	—	33
First quarter 2004	21	—	21
2003	—	82	82

	54	82	136

Utilization during:(2)
Second quarter 2004	(15)	(26)	(41)
First quarter 2004	—	—	—
2003	—	—	—

	(15)	(26)	(41)

Other	—	—	—

Balance at June 30, 2004	$40	$56	$96

(1)
Represents additions to restructuring liabilities arising from acquisitions.

(2)
Utilization amounts include foreign currency translation effects on the restructuring reserve.

        During the first six months of 2004, Citigroup recognized $1 million of restructuring charges for WMF and $54 million in the purchase price allocations of WMF and KorAm.

        Of the $54 million, $33 million was recorded in the second quarter of 2004 as a liability in the purchase price allocation of KorAm for the integration of its operations. This restructuring initiative is expected to be substantially implemented over the next 12 months.

        In addition, $21 million was recognized in the first quarter of 2004 as a liability in the purchase price allocation of WMF for the integration of its operations and operating platforms within the Global Consumer businesses. Of the $21 million, $4 million was related to employee severance and $17 million related to exiting leasehold and other contractual obligations.

        Through June 30, 2004, the 2004 restructuring reserve utilization was $15 million (of which $2 million was related to severance, $2 million related to leasehold and other exit costs which have been paid in cash, and $11 million is legally obligated), and approximately 100 gross staff positions have been eliminated, in connection with the WMF acquisition.

        During 2003, Citigroup recorded a restructuring reserve of $82 million in the purchase price allocation of Sears for the integration of its operations and operating platforms within the Global Consumer business. Of the $82 million, $47 million was related to employee severance and $35 million was related to exiting leasehold and other contractual obligations. Through June 30, 2004, the 2003 restructuring reserve utilization was $26 million, which included $7 million of severance paid in cash and $19 million is legally obligated. Through June 30, 2004, approximately 1,700 gross staff positions have been eliminated under this program.

        Restructuring-related items included in the Consolidated Statement of Income for the three- and six-month periods ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
In millions of dollars
Restructuring charges	$—	$—	$1	$—
Changes in estimates	—	(1)	(4)	(14)

Total restructuring-related items	$—	$(1)	$(3)	$(14)

        Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates are attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives. There were no changes in estimates during the second quarter of 2004. There was a reduction of prior restructuring initiative of $4 million, offset by the $1 million restructuring charge for WMF during the 2004 first quarter. Changes in estimates during the first and second quarters of 2003 resulted in a reduction of reserves for prior restructuring initiatives of $13 million and $1 million, respectively.

        Additional information about restructuring-related items, including the business segments affected, can be found in Citigroup's 2003 Annual Report on Form 10-K.

9.     Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three- and six-month periods ended March 31, 2004 and June 30, 2004 are as follows:

	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Changes in Equity from Nonowner Sources
In millions of dollars
Balance, December 31, 2003	$2,908	$(4,465)	$751	$(806)
Increase in net unrealized gains on investment securities, after-tax(1)	959	—	—	959
Less: Reclassification adjustment for gains included in net income, after-tax(1)	(90)	—	—	(90)
Foreign currency translation adjustment, after-tax	—	12	—	12
Cash flow hedges, after-tax	—	—	(197)	(197)

Current period change	869	12	(197)	684

Balance, March 31, 2004	$3,777	$(4,453)	$554	$(122)
Decrease in net unrealized gains on investment securities, after-tax(2)	(2,539)	—	—	(2,539)
Less: Reclassification adjustment for gains included in net income, after-tax(2)	(133)	—	—	(133)
Foreign currency translation adjustment, after-tax(3)	—	(565)	—	(565)
Cash flow hedges, after-tax	—	—	21	21

Current period change	(2,672)	(565)	21	(3,216)

Balance, June 30, 2004	$1,105	$(5,018)	$575	$(3,338)

(1)
Primarily due to a decrease in market interest rates and incremental purchases of fixed maturity securities, partially offset by realized gains resulting from the sale of securities.

(2)
Primarily due to an increase in market interest rates of fixed maturity securities, partially offset by realized gains resulting from the sale of securities.

(3)
Reflects, among other items, the weakening of the Mexican peso against the U.S. dollar.

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

        The following table summarizes certain information related to the Company's hedging activities for the three- and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
In millions of dollars
Fair Value Hedges:
Hedge ineffectiveness recognized in earnings	$(250)	$118	$(300)	$123
Net gain (loss) excluded from assessment of effectiveness(1)	172	(82)	336	(116)
Cash Flow Hedges:
Hedge ineffectiveness recognized in earnings	12	(12)	17	(14)
Net gain excluded from assessment of effectiveness(1)	3	3	5	5
Net Investment Hedges:
Net gain (loss) included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$197	$(842)	$79	$(1,061)

(1)
Represents the portion of derivative gain (loss).

        The accumulated other changes in equity from nonowner sources from cash flow hedges for the three- and six-month periods ended June 30, 2004 and 2003 can be summarized as follows (after-tax):

	2004	2003
In millions of dollars
Balance at January 1,	$751	$1,242
Net loss from cash flow hedges	(24)	(12)
Net amounts reclassified to earnings	(173)	(164)

Balance at March 31,	$554	$1,066
Net gain from cash flow hedges	139	421
Net amounts reclassified to earnings	(118)	(217)

Balance at June 30,	$575	$1,270

11.   Earnings Per Share

        The following reflects the income and share data used in the basic and diluted earnings per share computations for the three- and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
In millions, except per share amounts
Net Income	$1,144	$4,299	$6,417	$8,402
Preferred dividends	(17)	(17)	(34)	(37)

Income available to common stockholders for basic EPS	1,127	4,282	6,383	8,365
Effect of dilutive securities	—	—	—	—

Income available to common stockholders for diluted EPS	$1,127	$4,282	$6,383	$8,365

Weighted average common shares outstanding applicable to basic EPS	5,100.5	5,085.5	5,098.1	5,090.2
Effect of dilutive securities:
Options	46.7	44.8	51.6	39.5
Restricted and deferred stock	54.1	52.5	52.5	45.5
Convertible securities	—	1.2	—	1.2

Adjusted weighted average common shares outstanding applicable to diluted EPS	5,201.3	5,184.0	5,202.2	5,176.4

Basic earnings per share	$0.22	$0.84	$1.25	$1.64
Diluted earnings per share	$0.22	$0.83	$1.23	$1.62

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

        The following table summarizes certain cash flows received from and paid to securitization trusts during the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
In billions of dollars
Proceeds from new securitizations	$3.7	$17.4	$4.8	$2.5	$14.3	$2.6
Proceeds from collections reinvested in new receivables	38.7	—	—	35.4	—	—
Servicing fees received	0.4	0.1	—	0.3	0.1	—
Cash flows received on retained interests and other net cash flows	1.3	—	—	1.0	—	—

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$6.5	$31.2	$9.5	$9.6	$26.2	$6.1
Proceeds from collections reinvested in new receivables	77.1	—	—	69.1	—	—
Servicing fees received	0.7	0.3	—	0.6	0.1	—
Cash flows received on retained interests and other net cash flows	2.5	—	—	2.0	—	—

(1)
Other includes corporate debt securities, auto loans and other assets.

        The Company recognized gains (losses) on securitizations of mortgages of ($3) million and $170 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $90 million and $301 million during the first six months of 2004 and 2003, respectively. In the second quarter and first six months of 2004 the Company recorded gains of $1 million and $1 million, respectively, and $69 million and $215 million, respectively, during the second quarter and first six months of 2003 related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations. Gains recognized on the securitization of other assets during the second quarter of 2004 and 2003 were $33 million and $17 million, respectively, and $33 million and $23 during the first six months of 2004 and 2003, respectively.

        Key assumptions used for credit cards, mortgages and other assets during the three months ended June 30, 2004 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Credit Cards	Mortgages and Other(1)
Discount rate	10.0%	0.4% to 81.0%
Constant prepayment rate	15.0% to 17.5%	4.6% to 48.0%
Anticipated net credit losses	5.6% to 10.0%	0.0% to 80.0%

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

        At June 30, 2004, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

Key assumptions at June 30, 2004:	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Credit cards	10.0%	14.7% to 17.5%	4.8% to 10.0%
Mortgages and other	0.4% to 81.0%	8.0% to 48.0%	0.0% to 80.0%
Auto loans	15.0%	21.8% to 23.0%	13.2% to 15.6%
June 30, 2004
In millions of dollars
Carrying value of retained interests	$7,845

Discount rate
+10%	$(218)
+20%	$(348)

Constant prepayment rate
+10%	$(346)
+20%	$(582)

Anticipated net credit losses
+10%	$(292)
+20%	$(505)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at June 30, 2004 and December 31, 2003, and credit losses, net of recoveries, for the three-month and six-month periods ended June 30, 2004 and 2003.

Credit Card Receivables

	June 30, 2004	December 31, 2003
In billions of dollars
Principal amounts, at period end:
Total managed	$154.4	$158.4
Securitized amounts	(76.4)	(76.1)
Loans held-for-sale	(6.3)	—

On-balance sheet	$71.7	$82.3

In millions of dollars
Delinquencies, at period end:
Total managed	$2,808	$3,392
Securitized amounts	(1,222)	(1,421)
Loans held-for-sale	(133)	—

On-balance sheet	$1,453	$1,971

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
In millions of dollars
Credit losses, net of recoveries:
Total managed	$2,373	$1,887	$4,927	$3,719
Securitized amounts	(1,244)	(1,159)	(2,569)	(2,183)
Loans held-for-sale	(46)	(49)	(46)	(127)

On-balance sheet	$1,083	$679	$2,312	$1,409

Servicing Rights

        The fair value of capitalized mortgage loan servicing rights was $2.469 billion, $1.980 billion and $1.086 billion at June 30, 2004, December 31, 2003, and June 30, 2003, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
In millions of dollars
Balance, beginning of period	$1,904	$1,530	$1,980	$1,632
Originations	212	128	346	331
Purchases	—	—	197	—
Amortization	(113)	(134)	(209)	(259)
Gain (loss) on change in MSR value(1)	223	(173)	6	(191)
Provision for impairment(2)(3)	243	(265)	149	(427)

Balance, end of period	$2,469	$1,086	$2,469	$1,086

(1)
The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with FAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value. A recovery of the MSR impairment is recorded when the fair value of the MSRs exceeds their carrying value, but it is limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $616 million, $859 million and $765 million at June 30, 2004, March 31, 2004 and December 31, 2003, respectively, and $910 million, $1.475 billion and $1.313 billion at June 30, 2003, March 31, 2003 and December 31, 2002, respectively. During the 2003 second quarter, the Company determined that a portion of the capitalized MSR was not recoverable and reduced both the previously recognized valuation allowance and the asset by $830 million with no impact to earnings in the quarter.

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

Variable Interest Entities

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

	June 30, 2004	December 31, 2003
In billions of dollars
Cash	$1.6	$0.2
Trading account assets	14.4	13.9
Investments	5.8	8.4
Loans	8.5	12.2
Other assets	1.6	2.2

Total assets of consolidated VIEs	$31.9	$36.9

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $1.6 billion related to VIEs newly-consolidated as a result of adopting FIN 46-R as of January 1, 2004 and $2.1 billion related to VIEs newly consolidated as a result of adopting FIN 46 at July 1, 2003. Of the $31.9 billion and $36.9 billion of total assets of VIEs consolidated by the Company at June 30, 2004 and December 31, 2003, respectively, $25.1 billion and $24.0 billion represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients, $4.1 billion and $5.6 billion, respectively, represent investment vehicles that were established to provide a return to the investors in the vehicles, and $2.7 billion and $1.2 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates. In addition, at December 31, 2003, $6.1 billion relates to trust preferred securities which are a source of funding and regulatory capital for the Company. In accordance with FIN 46-R, the trust preferred securities had been deconsolidated at March 31, 2004.

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

        In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third-party investors through trust vehicles as a source of funding and regulatory capital. In accordance with FIN 46-R, the Company deconsolidated the preferred securities trusts with assets of $6.1 billion during the first quarter of 2004. One trust with assets of $206 million was deconsolidated at December 31, 2003. The Company's liabilities to these trusts are included in long-term debt at June 30, 2004 and December 31, 2003.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. Generally, the Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes such that one third party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At June 30, 2004 and December 31, 2003, total assets in unconsolidated conduits were $41.0 billion and $44.3 billion, respectively. One conduit with assets of $409 million and $823 million is consolidated at June 30, 2004 and December 31, 2003, respectively.

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

        In addition to the conduits discussed above, the total assets of unconsolidated VIEs where the Company has significant involvement is $123.6 billion and $116.6 billion at June 30, 2004 and December 31, 2003, respectively, including $9.9 billion and $7.9 billion in investment-related transactions, $3.3 billion and $6.0 billion in mortgage-related transactions, $10.5 billion and $8.5 billion in CDO-type transactions, $6.3 billion and $0.2 billion in trust preferred securities, and $93.6 billion and $94.0 billion in structured finance and other transactions.

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $53.7 billion at June 30, 2004. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 14 to the Consolidated Financial Statements.

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

        In accordance with SFAS 132-R, the following table summarizes the components of the net expense recognized in the Consolidated Statement of Income for the three and six months ended June 30, 2004 and 2003.

Net Expense

	Three Months Ended June 30,
	Pension Plans				Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
	2004	2003	2004	2003	2004	2003
In millions of dollars
Benefits earned during the year	$61	$52	$32	$29	$1	$1
Interest cost on benefit obligation	147	137	52	48	18	18
Expected return on plan assets	(175)	(175)	(58)	(52)	(4)	(5)
Amortization of unrecognized:
Net transition obligation	—	—	1	1	—	—
Prior service cost	(6)	(6)	—	—	(1)	(1)
Net actuarial loss	25	6	12	12	4	2
Curtailment loss	—	—	—	2	—	—

Net expense	$52	$14	$39	$40	$18	$15

	Six Months Ended June 30,
	Pension Plans				Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
	2004	2003	2004	2003	2004	2003
In millions of dollars
Benefits earned during the year	$122	$104	$64	$58	$2	$2
Interest cost on benefit obligation	294	274	104	96	36	36
Expected return on plan assets	(350)	(350)	(116)	(104)	(8)	(10)
Amortization of unrecognized:
Net transition obligation	—	—	2	2	—	—
Prior service cost	(12)	(12)	—	—	(2)	(2)
Net actuarial loss	50	12	24	24	8	4
Curtailment loss	—	—	—	4	—	—

Net expense	$104	$28	$78	$80	$36	$30

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $12 million and $12 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $24 million and $24 million during the first six months of 2004 and 2003, respectively.

(2)
For plans outside the U.S., net postretirement benefit expense was $7 million and $9 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $14 million and $18 million during the first six months of 2004 and 2003, respectively.

Employer Contributions

        Citigroup's funding policy for U.S. plans and non-U.S. plans is generally to fund to the amounts of accumulated benefit obligations. For the U.S. plans, the company may increase its contributions above the minimum required contribution under erisa, if appropriate to its tax and cash position and the plan's funded position. At December 31, 2003 and June 30, 2004, there were no minimum required contributions and no discretionary or non-cash contributions are currently planned. For the non-U.S. plans, the company contributed $97 million as of June 30, 2004.

14.   GUARANTEES

Obligations under Guarantees

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The tables below summarize at June 30, 2004 and December 31, 2003 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at June 30, 2004 and December 31, 2003:

	June 30, 2004
	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Maximum Potential Amount of Future Payments	Carrying Value (in millions)
In billions of dollars except carrying value in millions
Financial standby letters of credit	$29.0	$9.3	$38.3	$38.3	$130.1
Performance guarantees	5.2	3.6	8.8	8.8	7.3
Derivative instruments	25.6	163.7	189.3	189.3	11,422.4
Guarantees of collection of contractual cash flows	—	0.1	0.1	0.1	—
Loans sold with recourse	—	2.4	2.4	2.4	31.0
Securities lending indemnifications(1)	54.4	—	54.4	54.4	—
Credit card merchant processing(1)	27.1	—	27.1	27.1	—
Custody indemnifications(1)	—	15.9	15.9	15.9	—

Total	$141.3	$195.0	$336.3	$336.3	$11,590.8

	December 31, 2003
	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Maximum Potential Amount of Future Payments	Carrying Value (in millions)
In billions of dollars except carrying value in millions
Financial standby letters of credit	$18.4	$18.0	$36.4	$36.4	$147.7
Performance guarantees	4.9	3.2	8.1	8.1	10.2
Derivative instruments	21.4	103.8	125.2	125.2	12,923.2
Guarantees of collection of contractual cash flows	—	0.1	0.1	0.1	—
Loans sold with recourse	—	1.9	1.9	1.9	28.6
Securities lending indemnifications(1)	55.5	—	55.5	55.5	—
Credit card merchant processing(1)	22.6	—	22.6	22.6	—
Custody indemnifications(1)	—	18.0	18.0	18.0	—

Total	$122.8	$145.0	$267.8	$267.8	$13,109.7

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

        At June 30, 2004 and December 31, 2003, the Company's maximum potential amount of future payments under these guarantees was approximately $336.3 billion and $267.8 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse, and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

        Citigroup's primary credit card business is the issuance of credit cards to individuals. The Company also provides processing services to various merchants, processing credit card transactions on their behalf and managing the merchant's cash flow related to their credit card activity. In connection with these services, a contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor and generally extends between three and six months after the date the transaction is processed or the receipt of the product or service, depending on industry practice or statutory requirements. In this situation, the transaction is "charged back" to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder. The risk of loss is mitigated as the cash flows between the Company and the merchant are settled on a net basis as the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, Citigroup may require the merchant to make an escrow deposit, delay settlement, include event triggers to provide the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). At June 30, 2004 and December 31, 2003, respectively, the Company held as collateral approximately $9 million and $26 million, respectively, of merchant escrow deposits and also had $107 million and $109 million, respectively, payable to merchants, which the Company has the right to set off against amounts due from the individual merchants.

        The Company's maximum potential liability for this contingent merchant processing liability is estimated to be the total volume of credit card transactions that meet the associations' requirements to be valid chargeback transactions at any given time. At June 30, 2004 and December 31, 2003, this maximum potential exposure was estimated to be $27.1 billion and $22.6 billion, respectively. However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its liability related to merchant processing based on the extent and nature of unresolved chargebacks and its historical loss experience.

        At June 30, 2004, the estimated losses incurred and the carrying amount of the Company's obligations related to merchant processing activities was immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during 2004 and 2003. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At June 30, 2004, the estimated losses incurred and the carrying value of the Company's obligations related to these programs are immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the

Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2004 and December 31, 2003, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2004 or December 31, 2003 for potential obligations that could arise from the Company's involvement with VTN associations.

        At June 30, 2004 and December 31, 2003, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $11.6 billion and $13.1 billion. The carrying value of derivative instruments is included in either trading liabilities or other liabilities depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. The carrying value of the guarantees of contractual cash flows are offset against the receivables from the credit card trusts. For loans sold with recourse the carrying value of the liability is included in other liabilities. In addition, at June 30, 2004 and December 31, 2003, other liabilities includes an allowance for credit losses of $600 million, relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $38.4 billion and $38.3 billion at June 30, 2004 and December 31, 2003, respectively. Securities and other marketable assets held as collateral amounted to $35.6 billion and $29.4 billion and letters of credit in favor of the Company held as collateral amounted to $1.4 billion and $931 million at June 30, 2004 and December 31, 2003, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

15.   Contingencies

        For a discussion of certain legal proceedings, see Part II, Item 1 of this Form 10-Q. The Company is a defendant in numerous lawsuits and other legal proceedings arising out of the transactions and activities that were the subjects of: (i) the April 2003 settlement of the research and IPO spinning-related inquiries conducted by the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General; (ii) the July 2003 settlement of the Enron-related inquiries conducted by the Securities and Exchange Commission, the Federal Reserve Bank of New York, the Office of the Comptroller of the Currency, and the Manhattan District Attorney; (iii) underwritings for, and research coverage of, WorldCom; and (iv) the allocation of, and aftermarket trading in, securities sold in initial public offerings. In connection with the settlement of the WorldCom class action lawsuit, the Company reevaluated its reserves for these matters. As a result of the reevaluation, the Company increased its reserve for these matters by approximately $5.2 billion pretax (in addition to the amount of the WorldCom class action settlement). The Company's litigation reserve for these matters following payment of the WorldCom settlement will be $6.7 billion on a pretax basis.

        The Company believes that this reserve is adequate to meet all of its remaining exposure for these matters. However, in view of the large number of these matters, the uncertainties of the timing and outcome of this type of litigation, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve. Citigroup will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interest of the Company.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Parmalat

        On July 29, 2004, Enrico Bondi, as extraordinary commissioner of Parmalat and other affiliated entities, filed lawsuit in New Jersey Superior Court against the Company and Citibank, N.A., among others, alleging that the defendants participated in the fraud committed by the officers and directors of Parmalat and seeking associated damages. The Company is also a defendant in three class action complaints filed in the United States District Court for the Southern District of New York relating to the collapse of Parmalat Finanziaria S.P.A. On May 21, 2004, the court issued an order consolidating the complaints, appointing lead plaintiffs and requiring that a consolidated amended complaint be filed by October 18, 2004. The Company believes it has meritorious defenses in these actions and is prepared to defend itself vigorously.

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and our Current Reports on Form 8-K dated May 10, 2004 and July 20, 2004.

Enron Corp.

        In NEWBY, ET AL. V. ENRON CORP., ET AL., Citigroup has answered the complaint and discovery is ongoing.

        Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) actions brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; in one such case, the Attorney General of Connecticut voluntarily dismissed all claims against Citigroup; and (ii) a third-party action brought by Arthur Andersen as a defendant in an Enron-related litigation pending in Texas state court, alleging a right to contribution from Citigroup.

WorldCom, Inc.

        On May 10, 2004, Citigroup announced that it had agreed to settle all claims against it in IN RE WORLDCOM, INC. SECURITIES LITIGATION, a class action brought on behalf of certain investors in WorldCom securities. Under the terms of the settlement, Citigroup will make a payment of $2.65 billion ($1.64 billion after-tax) to the settlement class. Citigroup reached this settlement agreement without admitting any wrongdoing or liability, and the agreement reflects that Citigroup denies that it or its subsidiaries committed any act or omission giving rise to any liability and/or violation of the law. On July 20, 2004, the District Court entered an order preliminarily approving the settlement, setting a schedule for various notices and the filing of claims, and setting November 5 as the date of a hearing for the determination of whether or not the settlement should be finally approved.

Mutual Funds

        In connection with the investigation by the Securities and Exchange Commission of transfer agent entities, the Staff of the SEC notified the Company that it is considering recommending a civil injunctive action and/or an administrative proceeding against certain of the advisory and transfer agent entities affiliated with Citigroup relating to the creation and operation of an internal transfer agent unit to serve primarily the Smith Barney family of funds. The Staff of the SEC has not made a formal enforcement recommendation to the SEC. Citigroup is cooperating fully in the investigation and will seek to resolve the matter in discussions with the Staff of the SEC.

        The Company and certain of its subsidiaries have been named in a series of class actions in various federal and state courts concerning practices in connection with the sale of mutual funds, including alleged incentive payments for the sale of proprietary funds and breakpoint discounts for the sale of certain classes of funds.

Research

        On June 9, 2004, CGMI's motion to dismiss the putative class action in the United States District Court for the Southern District of New York was denied. This putative class action asserted violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney.

        On July 28, 2004, a putative class action by purchasers of Focal Communications Corporation common stock was filed in the United States District Court for the Southern District of New York, asserting claims under Section 10 and Section 20 of the Securities Exchange Act of 1934 against Citigroup, CGMI and Jack Grubman.

Other

        On May 27, 2004, Citigroup reached agreement with the Official Committee of Unsecured Creditors of Metromedia Fiber Network, Inc. on terms for a settlement of the committee's claims against Citigroup and CGMI, which had been pending in the Bankruptcy Court of the United States District Court for the Southern District of New York.

        In CARROLL V. WEILL, ET AL., a shareholder derivative action in New York state court alleging claims against Citigroup directors in connection with Citigroup's activities with Enron, the New York Court of Appeals denied the principal plaintiff's motion for leave to appeal from the Appellate Division's affirmance of the dismissal of the complaint.

Item 4. Submission of Matters to a Vote of Security Holders.

        Information concerning all matters voted on by stockholders at Citigroup's Annual Meeting of stockholders held on April 20, 2004 is incorporated herein by reference to Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

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

        On April 15, 2004, the Company filed a Current Report on Form 8-K, dated April 15, 2004, (a) furnishing under Item 12 thereof the results of its operations for the quarter ended March 31, 2004 and (b) filing as exhibits under Item 7 thereof (i) a copy of the related press release and (ii) the Citigroup Inc. Quarterly Financial Data Supplement for the quarter ended March 31, 2004.

        On May 5, 2004, the Company filed a Current Report on Form 8-K, dated April 28, 2004, filing as exhibits under Item 7 thereof the Terms Agreement, dated April 28, 2004, and the Form of Note relating to the offer and sale of the Company's 5.125% Notes due May 5, 2014.

        On May 10, 2004, the Company filed a Current Report on Form 8-K, dated May 10, 2004, (a) reporting under Item 5 thereof that Citigroup announced that it had reached a settlement on WorldCom class action litigation and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated May 10, 2004.

        On May 11, 2004, the Company filed a Current Report on Form 8-K/A, dated May 7, 2004, filing as an exhibit under Item 7 thereof a copy of the Memorandum of Agreement, dated May 7, 2004, in connection with the settlement on WorldCom class action litigation.

        On May 13, 2004, the Company filed a Current Report on Form 8-K, dated May 12, 2004, (a) reporting under Item 5 thereof that Citigroup announced that it will acquire Principal Residential Mortgage, Inc. and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated May 12, 2004.

        On May 14, 2004, the Company filed a Current Report on Form 8-K, dated May 14, 2004, (a) reporting under Item 5 thereof that Citigroup had changed its manner of presentation of its business segment disclosures to reflect the implementation of a methodology to consistently quantify Risk Capital requirements within and across its businesses and (b) filing as exhibits under Item 7 thereof (i) Supplemental Information concerning the implementation of Citigroup's Risk Capital Allocation Methodology, (ii) historical audited consolidated financial statements of Citigroup, conformed to reflect the implementation of its Risk Capital Allocation Methodology, and (iii) a copy of the related independent auditor's consent.

        On May 27, 2004, the Company filed a Current Report on Form 8-K, dated May 27, 2004, (a) reporting under Item 5 thereof that Citigroup announced that it had reached an agreement to sell its 20 percent stake in Samba Financial Group and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated May 27, 2004.

        On May 27, 2004, the Company filed a Current Report on Form 8-K, dated May 27, 2004, (a) reporting under Item 5 thereof that Citigroup released statements in connection with the Federal Reserve Enforcement Order regarding CitiFinancial branch network and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated May 27, 2004.

        On June 4, 2004, the Company filed a Current Report on Form 8-K, dated May 27, 2004, filing as exhibits under Item 7 thereof (i) the Terms Agreement, dated May 27, 2004, (ii) the Terms Agreement, dated June 1, 2004, and (iii) and the Form of Note relating to the offer and sale of the Company's Floating Rate Notes due June 4, 2007.

        On June 9, 2004, the Company filed a Current Report on Form 8-K, dated June 2, 2004, filing as exhibits under Item 7 thereof the Terms Agreement, dated June 2, 2004, and the Form of Note relating to the offer and sale of the Company's Floating Rate Notes due June 9, 2009.

        On June 21, 2004, the Company filed a Current Report on Form 8-K, dated June 21, 2004, (a) reporting under Item 5 thereof that Citigroup and Nikko Cordial Corporation announced that Citigroup intends to reduce its shareholdings in Nikko Cordial and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated June 21, 2004.

        No other reports on Form 8-K were filed during the second quarter of 2004; however,

        On July 15, 2004, the Company filed a Current Report on Form 8-K, dated July 15, 2004, (a) furnishing under Item 12 thereof the results of its operations for the quarter ended June 30, 2004 and (b) filing as exhibits under Item 7 thereof (i) a copy of the related press release and (ii) the Citigroup Inc. Quarterly Financial Data Supplement for the quarter ended June 30, 2004.

        On July 16, 2004, the Company filed a Current Report on Form 8-K, dated July 15, 2004, (a) reporting under Item 5 thereof that Citigroup announced that its subsidiary, Banamex, had reached an agreement with Mexican financial authorities and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated July 15, 2004.

        On July 20, 2004, the Company filed a Current Report on Form 8-K, dated July 20, 2004, reporting under Item 5 thereof that the Company has been notified by the Staff of the Securities and Exchange Commission that the Staff is considering recommending a civil injunctive action and/or an administrative proceeding against certain advisory and transfer agent entities affiliated with Citigroup relating to the creation and operation of an internal transfer agent unit to serve primarily the Smith Barney family of funds.

        On July 29, 2004, the Company filed a Current Report on Form 8-K, dated July 22, 2004, filing as exhibits under Item 7 thereof the Terms Agreement, dated July 22, 2004, and the Form of Note relating to the offer and sale of the Company's 4.25% Notes due July 29, 2009.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August, 2004.

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
CITIGROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
CITIGROUP INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
CITIGROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
CITIGROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX