Form 10-Q
period 2004-09-30
CITIGROUP INC
filed 2004-11-04
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
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

        Common stock outstanding as of September 30, 2004: 5,189,752,836

        Available on the Web at www.citigroup.com

Citigroup Inc.

TABLE OF CONTENTS

Part I—Financial Information

		Page
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)—Three and Nine Months Ended September 30, 2004 and 2003	66
	Consolidated Balance Sheet—September 30, 2004 (Unaudited) and December 31, 2003	67
	Consolidated Statement of Changes in Stockholders' Equity (Unaudited)—Nine Months Ended September 30, 2004 and 2003	68
	Consolidated Statement of Cash Flows (Unaudited)—Nine Months Ended September 30, 2004 and 2003	69
	Notes to Consolidated Financial Statements (Unaudited)	70
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5 – 63
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48 – 50 80
Item 4.	Controls and Procedures	64
Part II—Other Information
Item 1.	Legal Proceedings	90
Item 2.	Changes in Securities and Use of Proceeds	91
Item 6.	Exhibits	91
Signatures		92
Exhibit Index		93

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

        The Company's operations are distributed throughout the following regions: North America, Mexico, EMEA (Europe, Middle East & Africa), Japan, Asia and Latin America, and its activities are conducted through the Global Consumer, Global Corporate and Investment Bank (GCIB), Private Client Services, Global Investment Management (GIM) and Proprietary Investment Activities business segments.

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

        Cards provides MasterCard, VISA, Diner's Club and private label credit and charge cards. North America Cards includes the operations of Citi Cards, the Company's primary brand in North America, and Mexico Cards. International Cards provides credit and charge cards to customers in Europe, the Middle East and Africa (EMEA), Japan, Asia and Latin America.

        Consumer Finance provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of September 30, 2004, North America Consumer Finance maintained 2,624 offices, including 2,450 in the U.S., Canada, and Puerto Rico, and 174 offices in Mexico, while International Consumer Finance maintained 1,039 offices, including 529 in Japan. Consumer Finance offers real-estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer-goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

        Retail Banking provides banking, lending, investment and insurance services to customers through retail branches, electronic delivery systems, and the Primerica sales force. In North America, Retail Banking includes the operations of Citibanking North America, Consumer Assets, CitiCapital, Primerica, and Mexico Retail Banking. Citibanking North America delivers banking, lending, investment and insurance services through 776 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet banking site on the World Wide Web. The Consumer Assets business originates and services mortgages and student loans for customers across the U.S. The CitiCapital business provides equipment leasing and financing products to small- and middle-market businesses. The business operations of Primerica involve the sale, mainly in North America, of life insurance and other products manufactured by its affiliates, including Smith Barney mutual funds, CitiFinancial mortgages and personal loans and the products of our Life Insurance and Annuities business. The Primerica sales force is composed of over 100,000 independent representatives. Mexico Retail Banking consists of the branch banking operations of Banamex, which maintained 1,347 branches. International Retail Banking consists of 1,118 branches and provides full-service banking and investment services in EMEA, Japan, Asia, and Latin America. The Commercial Markets Group is included in Retail Banking and consists of the operations of CitiCapital, as well as middle-market lending operations in North America and the international regions.

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

PRIVATE CLIENT SERVICES

        Private Client Services provides investment advice, financial planning and brokerage services to affluent individuals, small and mid-size companies, non-profits and large corporations primarily through a network of more than 12,000 Smith Barney Financial Consultants in more than 500 offices primarily in the U.S. In addition, Private Client Services provides independent client-focused research to individuals and institutions around the world.

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

        Life Insurance and Annuities comprises Travelers Life and Annuity (TLA) and International Insurance Manufacturing (IIM). TLA offers retail annuity, institutional annuity, individual life insurance and Corporate Owned Life Insurance (COLI) products. The retail annuity products include individual fixed and variable deferred annuities and payout annuities. Individual life insurance includes term, universal, and variable life insurance. These products are primarily distributed through CitiStreet Retirement Services (CitiStreet), Smith Barney, Primerica, Citibank and affiliates, and a nationwide network of independent agents and the outside broker/dealer channel. The COLI products are variable universal life products distributed through independent specialty brokers. The institutional annuity products include institutional pensions, including guaranteed investment contracts, payout annuities, group annuities sold to employer-sponsored retirement and savings plans, structured settlements and funding agreements. TLA's business is significantly affected by movements in the U.S. equity and fixed income credit markets. U.S. equity and credit market events can have both positive and negative effects on the deposit, revenue and policy retention performance of the business. A sustained weakness in the equity markets will decrease revenues and earnings in variable products. Declines in credit quality of issuers will have a negative effect on earnings. IIM provides annuities, credit, life, health, disability and other insurance products internationally, leveraging the existing distribution channels of the Consumer Finance, Retail Banking and Asset Management(retirement services) businesses. IIM has operations in Mexico, Asia, EMEA, Latin America and Japan. TLA and IIM include the realized investment gains/losses from sales on certain insurance-related investments.

        Private Bank provides personalized wealth management services for high-net-worth clients through 123 offices in 34 countries and territories. With a global network of Private Bankers and Product Specialists, Private Bank leverages its extensive experience with clients' needs and its access to Citigroup to provide clients with comprehensive investment management, investment finance and banking services. Investment management services include investment funds management and capital markets solutions, as well as trust, fiduciary and custody services. Investment finance provides standard and tailored credit services including real estate financing, commitments and letters of credit, while Banking includes services for deposit, checking and savings accounts, as well as cash management and other traditional banking services.

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

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
In millions of dollars, except per share amounts
Revenues, net of interest expense(1)	$20,514	$19,398	$64,304	$57,288
Operating expenses	10,744	9,613	40,019	29,136
Benefits, claims, and credit losses(1)	2,088	2,721	7,632	8,732

Income before taxes and minority interest	7,682	7,064	16,653	19,420
Income taxes	2,305	2,208	4,752	6,083
Minority interest, after-tax	69	165	176	244

Net Income	$5,308	$4,691	$11,725	$13,093

Earnings per share:
Basic	$1.03	$0.92	$2.29	$2.56
Diluted	$1.02	$0.90	$2.24	$2.51

Return on Average Common Equity	21.3%	20.2%	15.9%	19.7%
Return on Risk Capital(2)	42%		32%
Return on Invested Capital(2)	21%		16%
Total Assets (in billions of dollars) (3)	$1,436.6	$1,209.3
Total Equity (in billions of dollars)	$103.4	$95.3
Tier 1 Capital Ratio	8.37%	9.49%
Total Capital Ratio	11.49%	12.59%

(1)
Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of credit card securitization activities including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but Revenues, Net of Interest Expense, and Benefits, Claims, and Credit Losses would each have been increased by $1.250 billion and $1.210 billion in the 2004 and 2003 third quarters, respectively, and by $3.865 billion and $3.520 billion for the respective nine-month periods. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. See the discussion of the Cards business on page 17.

(2)
Risk Capital is defined as the amount of capital needed to cover unexpected economic losses during extreme events. Return on Risk Capital is defined as annualized net income divided by Average Risk Capital. Return on Invested Capital is a similar calculation but includes adjustments for goodwill and intangibles in both the numerator and denominator, similar to those necessary to translate return on tangible equity to return on total equity. Return on Risk Capital and Return on Invested Capital are non-GAAP performance measures. Management believes Return on Risk Capital is useful to make incremental investment decisions and serves as a key metric for organic growth initiatives. Return on Invested Capital is used for multi-year investment decisions and as a long-term performance measure. For a further discussion on Risk Capital, see page 39.

(3)
Reclassified to conform to the current period's presentation.

Business Focus

        The following tables show the net income (loss) for Citigroup's businesses both on a product view and on a regional view:

Citigroup Net Income—Product View

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003(1)	2004	2003(1)
In millions of dollars
Global Consumer
Cards	$1,267	$980	$3,259	$2,455
Consumer Finance	643	476	1,804	1,500
Retail Banking	1,225	1,063	3,503	2,998
Other(2)	(62)	(30)	148	(101)

Total Global Consumer	3,073	2,489	8,714	6,852

Global Corporate and Investment Bank
Capital Markets and Banking	1,159	1,162	4,138	3,539
Transaction Services	285	196	780	567
Other(3)	7	(5)	(4,566)	(8)

Total Global Corporate and Investment Bank	1,451	1,353	352	4,098

Private Client Services	195	206	655	553

Global Investment Management
Life Insurance and Annuities	282	163	799	607
Private Bank	136	143	447	407
Asset Management	84	57	258	222

Total Global Investment Management	502	363	1,504	1,236

Proprietary Investment Activities	111	128	410	229
Corporate/Other	(24)	152	90	125

Net Income	$5,308	$4,691	$11,725	$13,093

(1)
Reclassified to conform to the current period's presentation.

(2)
The 2004 nine-month period includes a $378 million after-tax gain related to the sale of The Samba Financial Group (Samba).

(3)
The 2004 nine-month period includes a $378 million after-tax gain related to the sale of Samba and a $4.95 billion after-tax charge related to the WorldCom and Litigation Reserve Charge.

Citigroup Net Income—Regional View

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003(1)	2004	2003(1)
In millions of dollars

North America (excluding Mexico)(2)
Consumer	$2,123	$1,691	$5,656	$4,679
Corporate(3)	501	604	(2,997)	1,844
Private Client Services	195	206	655	553
Investment Management	317	368	1,042	1,031

Total North America	3,136	2,869	4,356	8,107

Mexico
Consumer	208	168	601	458
Corporate	198	120	476	301
Investment Management	54	59	152	142

Total Mexico	460	347	1,229	901

Europe, Middle East and Africa (EMEA)
Consumer(4)	154	189	959	493
Corporate(4)	123	233	1,048	801
Investment Management	7	6	23	5

Total EMEA	284	428	2,030	1,299

Japan
Consumer	164	106	453	477
Corporate	91	54	271	108
Investment Management	9	25	63	62

Total Japan	264	185	787	647

Asia (excluding Japan)
Consumer	332	212	859	596
Corporate	309	196	938	572
Investment Management	45	60	132	130

Total Asia	686	468	1,929	1,298

Latin America
Consumer	92	123	186	149
Corporate	229	146	616	472
Investment Management	70	(155)	92	(134)

Total Latin America	391	114	894	487

Proprietary Investment Activities	111	128	410	229
Corporate/Other	(24)	152	90	125

Net Income	$5,308	$4,691	$11,725	$13,093

(1)
Reclassified to conform to the current period's presentation.
(2)
Excludes Proprietary Investment Activities and Corporate/Other which are predominantly related to North America.
(3)
The 2004 nine-month period includes a $4.95 billion after-tax charge related to the WorldCom and Litigation Reserve Charge.
(4)
The 2004 nine-month period includes a $378 million after-tax gain related to the sale of Samba.

Management Summary

        Net income of $5.308 billion ($1.02 per diluted share) in the 2004 third quarter was up 13% from the 2003 third quarter and represented the highest quarterly net income ever recorded by the Company. The strength of the Company's consumer franchise more than offset sluggishness in our capital markets businesses. The results included a $686 million (pretax) release of general credit reserves, reflecting the world-wide improvement in the credit environment. Revenues, net of interest expense, increased 6%, reflecting the impact of acquisitions and growth in volumes throughout most businesses.

        Earnings in the 2004 third quarter included the continued results of the 2003 acquisitions of the Sears Credit Card and Financial Products business and The Home Depot private label card portfolio, the 2004 acquisition of the consumer finance business of Washington Mutual, and the recent acquisition of KorAm Bank in Korea. The Company achieved double-digit income growth in five of its nine products, as well as in each of its international regions other than EMEA. Results from the Company's international operations included net income gains of 47% in Asia, 43% in Japan and 33% in Mexico. Trends in global growth, low inflation and low interest rates are consistent with financial conditions that remain stimulative and were favorable to the Company's business in the quarter.

        The Product results for the 2004 third quarter reflect the Company's focus on increasing customer volumes while increasing investment spending to grow the franchise, and the effects of the improved credit environment. The Global Consumer business continued its consistent growth model with net income increasing 23%, led by Consumer Finance growth of 35% which included 10% loan growth and improved credit, and Cards growth of 29%, reflecting the impact of acquisitions, improved credit and the addition of over 6 million accounts in our international business. Retail Banking had a record quarter as loan volumes were up 21% from a year ago, while deposits increased 9% with continued strong growth in the international operations.

        Capital Markets and Banking was the No. 1 Global Debt and Equity underwriter for the 12th consecutive quarter; however, total revenues were challenged by lower Fixed Income trading results. Transaction Services income growth of 45% was driven by higher assets under custody and higher liability balances. Private Client Services net income was down 5% from the prior year primarily due to sluggish markets. The Global Investment Management business net income was up 38% from the prior-year quarter as a result of record business volumes in Life Insurance and Annuities and a 47% increase in net income in Asset Management. Proprietary Investment Activities experienced lower dividends and fees during the quarter that led, in part, to lower income growth.

        During the 2004 third quarter, Citigroup announced the acquisitions of First American Bank (Texas) and Knight Trading (derivatives). The Company continued to strategically invest in growing our franchise by spending on advertising, marketing, technology and the building of new branches. Operating expenses increased 12% and reflected the impact of acquisitions and foreign exchange, which drove more than 50% of expense growth. Of the remaining expense growth, approximately two-thirds resulted from increased investment spending on core growth initiatives and approximately one-third reflected higher legal costs.

        The Company took numerous steps towards its goal of continually improving the way we do business. During 2004, we have strengthened the independence and capabilities of our internal control and compliance structure.

        Based on a recent inspection of Citibank Japan's operations, the Financial Services Agency of Japan (FSA) issued sanctions and a business improvement order on September 17, 2004 after determining that there were fundamental problems in Citibank Japan's internal controls and governance structure, principally in its private banking operations. The Company acknowledged the inadequate governance and management structures and the poor compliance and internal control environment in aspects of Citibank Japan's business. Regarding Citibank Japan, a formal business improvement plan was presented to the Financial Services Agency of Japan on October 26, 2004. On October 25, 2004, Citigroup announced the undertaking of a comprehensive strategic review of all its businesses in Japan. In connection with this ongoing review, the Company has decided to wind down Cititrust and Banking Corporation, a licensed trust bank in Japan, after concluding that there were internal control, compliance and governance issues in that subsidiary.

        The after-tax earnings for the first nine months of 2004 for the Japan Private Bank were $48 million, and for Cititrust and Banking Corporation, $13 million (excluding $2 million reported in the Japan Private Bank total).

        The Company's equity stood at more than $103 billion, with equity capital and trust preferred securities growing to over $110 billion at September 30, 2004. During the 2004 third quarter, the Company paid out $2.1 billion in dividends to its common shareholders, an increase of 14% from the year-ago quarter. The Company maintained its well-capitalized position with a Tier 1 Capital Ratio of 8.38% at the end of the quarter. We reported a return on common equity that was in excess of 21%.

        During the 2004 third quarter, the Company recorded an increase in unrealized gains of $1.3 billion (after-tax) in Equity from Non-owner Sources (a component of Stockholders' Equity) to reflect mark-to-market changes in the value of Available-for-Sale fixed income and equity securities in accordance with SFAS 115 (see Note 9 to the Consolidated Financial Statements).

        The U.S. equity markets declined during the quarter, weighed by concerns over economic growth, corporate profits, job creation, energy prices and geopolitical risks. Medium- and long-term U.S. interest rates negatively affected the Company's interest rate positions and trading results. The Company believes it is well-positioned to benefit from its pre-eminent global reach and diversification even in the face of these uncertainties. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 65.

EVENTS IN 2004 and 2003

Credit Reserve Releases

        During the past year, the world-wide credit environment has continuously improved, as evidenced by declining cash-basis loans balances and lower delinquency rates. Accordingly, the Company has recorded releases to its general credit reserves from its Allowance for Credit Losses. During the 2004 third quarter, the Company released $686 million of general reserves consisting of $250 million of GCIB general reserves and $436 million in Global Consumer general reserves.

        The GCIB releases consisted of a $202 million release in Capital Markets and Banking and a $48 million release in Transaction Services. The Consumer releases consisted of a $202 million release in the cards portfolio, a $165 million net release in Retail Banking, and a $69 million release in Consumer Finance. The Company's total allowance for loans, leases and commitments was $12.6 billion at September 30, 2004.

        Management evaluates the adequacy of loan loss reserves by analyzing probable loss scenarios and economic and geopolitical factors that impact the portfolios. See pages 43 - 47 herein and on pages 11 and 12 of Citigroup's 2003 Annual Report on Form 10-K for an additional discussion of the reserve levels and process.

        The 2004 nine-month period included $1.398 billion of general credit reserve releases, consisting of $750 million in GCIB and $648 million in Global Consumer.

        The 2003 third quarter and nine-month period included $230 million and $222 million, respectively, of general credit reserve releases, consisting of $100 million for both periods in GCIB and $130 million and $122 million, respectively, in Global Consumer.

Financial Services Agency of Japan Imposed Sanctions

        The sanctions imposed by the FSA required the Private Bank division of Citibank Japan to suspend all new transactions with its customers beginning on September 29, 2004 and exit all private banking operations by September 30, 2005.

        All banking services provided to existing retail customers, including CitiGold customers, will be unaffected by the sanctions. This includes access to all banking services through Citibank Japan's network of 25 retail branches and sub-branches, call centers and other channels.

        The Company's Private Bank operations in Japan had total revenues, net of interest expense, of $173 million and net income of $48 million for the first nine months of 2004 and $265 million and $84 million, respectively, for the 2003 full year.

        In connection with the exiting of private banking operations in Japan, the Company is performing a comprehensive review of the Private Bank division of Citibank Japan's customers and products to develop an appropriate exit plan. Implementation of the plan may result in significant charges in future periods. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 65.

Acquisition of First American Bank

        On August 24, 2004, Citigroup announced it will acquire First American Bank in Texas (FAB). The transaction is expected to be accretive to Citigroup's earnings and is expected to close in the first quarter of 2005, subject to applicable regulatory approvals. The transaction will establish Citigroup's retail banking presence in Texas, giving Citigroup over 100 branches, $3.5 billion in assets and approximately 120,000 new customers in the state. The above statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 65.

Settlement of WorldCom Class Action Litigation and Charge for Regulatory and Legal Matters

        During the 2004 second quarter, Citigroup recorded a charge of $7.915 billion ($4.95 billion after-tax) related to a settlement of class action litigation brought on behalf of purchasers of WorldCom securities and an increase in litigation reserves (WorldCom and Litigation Reserve Charge).

        Subject to the terms of the settlement and its eventual approval by the courts, Citigroup will make a payment of $2.65 billion, or $1.64 billion after-tax, to the settlement class, which consists of all persons who purchased or otherwise acquired publicly traded securities of WorldCom during the period from April 29, 1999 through and including June 25, 2002. The payment will be allocated between purchasers of WorldCom stock and purchasers of WorldCom bonds. Plaintiffs' attorneys' fees (the amount has not yet been determined) will come out of the settlement amount.

        In connection with the settlement of the WorldCom class action lawsuit, Citigroup reevaluated its reserves for the numerous lawsuits and other legal proceedings arising out of the transactions and activities that were the subjects of:

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

Sale of Samba Financial Group

        On June 15, 2004, the Company sold, for cash, its 20 percent stake in The Samba Financial Group (Samba), formerly known as the Saudi American Bank, to the Public Investment Fund, a Saudi public sector entity. Citigroup recognized an after-tax gain of $756 million ($1.168 billion pretax) on the sale during the 2004 second quarter. The gain was recognized equally between Global Consumer and GCIB.

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

        The transaction includes approximately $6.5 billion in assets and also includes $102 million of franchise premium. These amounts are subject to the finalization of the purchase price allocation.

Acquisition of KorAm Bank

        On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total, Citigroup has acquired 99.65% of KorAm's outstanding shares for a total of KRW 3.14 trillion ($2.7 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

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

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup completed the acquisition of Washington Mutual Finance Corporation (WMF) for $1.25 billion in cash. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition included 427 WMF offices located in 26 states, primarily in the Southeastern and Southwestern United States, and total assets of $3.8 billion. Citicorp has guaranteed all outstanding unsecured indebtedness of WMF in connection with this acquisition. The results of WMF are included in the Consolidated Financial Statements from January 2004 forward.

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

Results of Operations

Income and Earnings Per Share

        Citigroup reported income of $5.308 billion or $1.02 per diluted share in the 2004 third quarter, both up 13% from $4.691 billion or $0.90 in the 2003 third quarter. Return on average common equity was 21.3% compared to 20.2% in the 2003 third quarter. Net income of $11.725 billion or $2.24 per diluted share for the 2004 nine-month period were down 10% and 11%, respectively, from $13.093 billion or $2.51 per diluted share in the 2003 nine months.

        In the 2004 third quarter, Global Consumer net income increased $584 million or 23% compared to the 2003 third quarter, while the Global Corporate and Investment Bank (GCIB) increased $98 million or 7%. Private Client net income decreased $11 million or 5% from the third quarter of 2003, Global Investment Management grew $139 million or 38%, and Proprietary Investment Activities decreased $17 million or 13% from the 2003 third quarter. For the nine-month period, Global Consumer recorded a $1.9 billion or 27% increase, while GCIB declined $3.7 billion or 91%. Private Client recorded a $102 million or 18% increase from the 2003 nine-month period, while Global Investment Management increased $268 million or 22% from the 2003 nine-month period. Proprietary Investment Activities increased $181 million from the prior year's nine-month period.

        See individual segment and product discussions on pages 16 - 38 for additional discussion and analysis of the Company's results of operations.

Revenues, Net of Interest Expense

        Total revenues, net of interest expense, of $20.5 billion and $64.3 billion in the 2004 third quarter and nine-month period, respectively, were up $1.1 billion or 6% and $7.0 billion or 12% from the respective 2003 periods. Global Consumer revenues were up $1.6 billion or 15% in the 2004 third quarter to $11.7 billion, and were up $5.4 billion or 18% from the 2003 nine months to $35.3 billion. The increase was led by a $1.1 billion or 30% increase in Cards from the 2003 third quarter and a $3.5 billion or 35% increase from the 2003 nine months, reflecting the results of the acquisitions of the Sears and Home Depot portfolios. Consumer Finance revenues increased $118 million or 5% and $471 million or 6% from the 2003 third quarter and nine months, respectively, primarily reflecting the integration of the Washington Mutual consumer finance business and growth in average loans. Retail Banking revenues increased $401 million or 10% and $924 million or 8% from the 2003 three- and nine-month periods, respectively, due primarily to growth in average loans, average deposits and the acquisition of KorAm in the second quarter of 2004.

        GCIB revenues of $4.8 billion and $16.3 billion in the 2004 third quarter and nine-month period, respectively, increased $47 million or 1% and $1.1 billion or 7% from the 2003 third quarter and nine months, respectively. There was an increase of $160 million or 18% and $283 million or 11% in Transaction Services from the respective 2003 three- and nine-month periods, primarily due to increases in securities services and the impact of recent acquisitions. The increases were partially offset by a decrease in Capital Markets and Banking of $113 million from the 2003 third quarter, reflecting reduced revenues in fixed income and equity underwriting due to rising interest rates, lower customer volumes and market volatility, while there was a $170 million or 1% increase from the 2003 nine-month period.

        Private Client Services revenues of $1.5 billion and $4.8 billion in the 2004 third quarter and nine-month period, respectively, increased $30 million or 2% and $550 million or 13% from the 2003 three- and nine-month periods, respectively, due primarily to higher fee-based revenue.

        Global Investment Management revenues were $2.5 billion in the 2004 third quarter and $7.0 billion in the 2004 nine-month period, up $158 million or 7% from the 2003 third quarter and $611 million or 10% from the prior-year nine-month period. Life Insurance and Annuities revenues increased $144 million or 10% and $362 million or 10% from the 2003 three- and nine-month periods, respectively, primarily related to record high volumes. Asset Management noted increases of $42 million or 10% and $180 million or 15% from the 2003 three- and nine-month periods, respectively. Private Bank noted a decrease of $28 million or 5% from the third quarter of 2003 but an increase of $69 million or 5% from the 2003 nine-month period.

        Revenues from Proprietary Investment Activities in the 2004 third quarter and nine-month period decreased $223 million from the third quarter of 2003 but increased $116 million from the year-to-date 2003 period due to market fluctuations.

Selected Revenue Items

        Net interest revenue of $11.1 billion and $33.6 billion in the 2004 three- and nine-month periods, respectively, increased $1.2 billion or 12% and $4.4 billion or 15% from the respective 2003 periods, primarily reflecting the impact of acquisitions, a changing rate environment and business volume growth in certain markets.

        Total commissions, asset management and administration fees, and other fee revenues of $5.2 billion and $17.4 billion decreased by $353 million or 6% from the three-month period of 2003 and increased $1.5 billion or 9% compared to the 2003 nine-month period, primarily as a result of higher asset management fees driven by positive market action. Insurance premiums of $1.1 billion and $2.9 billion in the 2004 three- and nine-month periods, respectively, were up $19 million or 2% and $130 million or 5%, compared to a year ago, primarily reflecting organic growth and record business volumes.

        Principal transactions revenues were $398 million and $2.8 billion in the 2004 three- and nine-month periods, respectively, down $909 million or 70% and $1.4 billion or 34% from the respective year-ago periods due primarily to decreased volatility, lower FX trading, and decreasing interest rates. Realized gains from sales of investments were up $166 million from the third quarter of 2003 to $281 million and up $158 million to $623 million in the 2004 nine-month period, primarily due to higher gains on the investment portfolio in 2004. Other revenue of $2.5 billion and $7.0 billion in the three- and nine-month periods of 2004, respectively, increased $1.0 billion and $2.3 billion from the 2003 third quarter and nine-month period, respectively, primarily reflecting the absence of the $1.2 billion gain on the sale of Samba, partially offset in the quarterly comparison from decreases in revenue earned from securitization activity and SFAS 133 hedging activities in the mortgage business.

Operating Expenses

        Total operating expenses were $10.7 billion and $40.0 billion for the 2004 third quarter and nine-month periods, up $1.1 billion and $10.9 billion from the comparable 2003 periods. The increases primarily reflected the $7.9 billion pretax reserve for the WorldCom and Litigation Reserve Charge taken in the second quarter of 2004 and the impact of acquisitions.

        Global Consumer expenses were up 18% and 17% from the 2003 third quarter and nine-month period, respectively, driven by acquisitions as well as increased marketing and advertising costs. Operating expenses in the GCIB increased 14% and 95%, primarily from the WorldCom and Litigation charges taken in the second quarter of 2004. Private Client Services operating expenses increased 4% and 11% from the 2003 periods primarily due to higher production-related compensation reflecting increased revenue and higher legal costs. Global Investment Management noted an 11% and 13% increase in expenses from the 2003 third quarter and nine-month period, respectively, and Proprietary Investment Activities noted a 33% and 27% increase from the three- and nine-month periods of 2003.

Benefits, Claims, and Credit Losses

        Benefits, claims, and credit losses were $2.1 billion and $7.6 billion in the 2004 third quarter and nine-month period, down $633 million and $1.1 billion from the respective 2003 periods. Global Consumer provisions for benefits, claims, and credit losses of $1.6 billion and $6.2 billion were down 7% and up 5% from the 2003 third quarter and nine months, reflecting the impact of acquisitions, partially offset by an improved credit environment which resulted in credit reserve releases.

        GCIB provision for credit losses of ($405) million in the 2004 third quarter decreased $481 million from the year-ago level, due to loan loss reserve releases resulting from the overall improvement in the credit environment.

        Corporate cash-basis loans at September 30, 2004 and 2003 were $2.2 billion and $3.8 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $95 million in the current and prior-year quarter. Corporate cash-basis loans decreased $419 million from June 30, 2004, $1.2 billion from December 31, 2003, and $1.6 billion from September 30, 2003.

Income Taxes

        The Company's effective tax rate of 30.0% in the 2004 third quarter reflected a tax reserve release of $147 million due to the closing of a tax audit. In addition, results included a $47 million tax benefit associated with the life and annuity business in Argentina resulting from the company receiving an IRS ruling allowing it to deduct losses incurred in the prior-year period. The effective tax rate also reflected the tax benefits for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested.

        The 2004 nine-month period effective tax rate was 28.5%, which reflected the items above and the separately reported WorldCom and Litigation Reserve Charge and gain on sale of Samba.

        The 2003 third quarter tax rate was 31.3% and included a $200 million release of a tax reserve that had been held at the legacy Associates' businesses and was deemed to be in excess of expected tax liabilities, and the benefit of indefinitely-invested international earnings.

Regulatory Capital

        Total capital (Tier 1 and Tier 2) was $95.6 billion or 11.49% of net risk-adjusted assets, and Tier 1 Capital was $69.6 billion or 8.37% of net risk-adjusted assets at September 30, 2004, compared to $90.3 billion or 12.04% and $66.9 billion or 8.91%, respectively, at December 31, 2003.

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

        Certain amounts in prior periods have been reclassified to conform to the current period's presentation.

GLOBAL CONSUMER

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars

Revenues, net of interest expense	$11,713	$10,160	15	$35,284	$29,884	18
Operating expenses	5,483	4,657	18	16,095	13,756	17
Provisions for benefits, claims, and credit losses	1,604	1,719	(7)	6,189	5,906	5

Income before taxes and minority interest	4,626	3,784	22	13,000	10,222	27
Income taxes	1,538	1,286	20	4,241	3,330	27
Minority interest, after-tax	15	9	67	45	40	13

Net income	$3,073	$2,489	23	$8,714	$6,852	27

Average Risk Capital(1)	$22,195			$21,967
Return on Risk Capital(1)	55%			53%
Return on Invested Capital(1)	23%			22%

(1)
See Footnote (2) to the table on page 5.

        Global Consumer reported net income of $3.073 billion and $8.714 billion in the 2004 third quarter and nine months, respectively, up $584 million or 23% and $1.862 billion or 27% from the comparable 2003 periods, driven by double-digit growth across all products. Growth in the nine-month comparison includes the 2004 second quarter gain on the sale of Samba of $378 million, reported in Other Consumer. Cards net income increased $287 million or 29% in the 2004 third quarter and $804 million or 33% in the 2004 nine months from the comparable periods of 2003, mainly reflecting an improved credit environment including the impact of credit reserve releases, the addition of the Sears and KorAm portfolios and a lower effective tax rate. Consumer Finance net income increased $167 million or 35% in the 2004 third quarter and $304 million or 20% in the 2004 nine months, primarily reflecting growth in North America, including the acquisition of WMF, growth in Latin America and Asia, and the benefit of an improved credit environment including the impact of credit reserve releases. The nine-month comparison was also impacted by the absence of a 2003 second quarter $94 million tax release in Japan. Retail Banking net income increased $162 million or 15% in the 2004 third quarter and $505 million or 17% in the 2004 nine months from the comparable periods of 2003, primarily reflecting improved credit performance in North America and the international regions, including the impact of credit reserve releases, the KorAm acquisition in Asia, an increase in wealth management product sales, primarily in Asia, and a lower effective tax rate. Significant general credit reserve releases occurred in Global Consumer in the 2004 second and third quarters, in which $191 million and $436 million were released, respectively.

        On July 1, 2004, Citigroup acquired PRMI, a servicing portfolio of $115 billion. In the 2004 second quarter, Citigroup completed the acquisition of KorAm, which added $10.0 billion in deposits and $12.6 billion in loans, with $11.5 billion in Retail Banking and $1.1 billion in Cards at June 30, 2004. In January 2004, Citigroup completed the acquisition of WMF, which added $3.8 billion in average loans and 427 loan offices. In November 2003, Citigroup completed the acquisition of Sears, which added $15.4 billion of private-label card receivables, $13.2 billion of bankcard receivables and 32 million accounts. In July 2003, Citigroup completed the acquisition of the Home Depot portfolio, which added $6 billion in receivables and 12 million accounts. In July 2003, Citigroup also acquired the remaining stake in Diners Club Europe, adding 1 million accounts and $0.6 billion of receivables. These acquisitions were accounted for as purchases; therefore, their results are included in the Global Consumer results from the dates of acquisition forward.

Global Consumer Net Income—Regional View

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars

North America (excluding Mexico)	$2,123	$1,691	26	$5,656	$4,679	21
Mexico	208	168	24	601	458	31
EMEA	154	189	(19)	959	493	95
Japan	164	106	55	453	477	(5)
Asia (excluding Japan)	332	212	57	859	596	44
Latin America	92	123	(25)	186	149	25

Total Net Income	$3,073	$2,489	23	$8,714	$6,852	27

        The increase in Global Consumer net income in the 2004 third quarter reflected growth in all regions except Latin America and EMEA. Latin America experienced net reserve releases in 2003, while EMEA experienced net credit reserve increases in the 2004 second and third quarters, primarily in Germany. The 2004 nine months showed growth in all regions except Japan, which declined due to the absence of a $94 million 2003 second quarter tax release in Consumer Finance. North America (excluding Mexico) net income grew by $432 million or 26% in the 2004 third quarter and $977 million or 21% in the nine-month period, reflecting the impacts of acquisitions and an improved credit environment, including credit reserve releases, partially offset by lower securitization revenues and the impact of losses on mortgage servicing hedge ineffectiveness in Consumer Assets. Mexico contributed net income growth of $40 million or 24% and $143 million or 31% in the 2004 third quarter and nine months, respectively, driven by the impact of volume growth in Cards and Retail Banking. Higher credit reserve builds in the 2004 third quarter drove EMEA's net income decline of $35 million or 19% from the 2003 third quarter. In the nine-month comparison, net income in EMEA was up $466 million or 95%, primarily reflecting the $378 million gain on the sale of Samba in the 2004 second quarter. Income in Japan was up $58 million or 55% in the 2004 third quarter mainly due to lower credit costs and expenses, and down $24 million or 5% in the 2004 nine months, mainly due to the absence of the 2003 second quarter tax release, partially offset by a lower provision for credit losses. Growth in Asia of $120 million or 57% and $263 million or 44% in the 2004 third quarter and nine-month periods, respectively, was mainly due to higher wealth management sales in Retail Banking, improved credit and growth in Cards, and the impact of KorAm. Latin America's 2004 third quarter net income decreased $31 million or 25% from the prior-year period mainly due to larger reserve releases in the prior year, primarily related to Argentina. Improvement of $37 million or 25% in the nine-month comparison was additionally impacted by the absence of prior-year repositioning costs in both Retail Banking and Consumer Finance.

Cards

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars

Revenues, net of interest expense	$4,602	$3,535	30	$13,667	$10,137	35
Operating expenses	2,053	1,508	36	5,955	4,417	35
Provision for credit losses	646	540	20	2,889	1,992	45

Income before taxes and minority interest	1,903	1,487	28	4,823	3,728	29
Income taxes	635	506	25	1,561	1,270	23
Minority interest, after-tax	1	1	—	3	3	—

Net income	$1,267	$980	29	$3,259	$2,455	33

Average assets (in billions of dollars)	$96	$64	50	$95	$65	46
Return on assets	5.25%	6.08%		4.58%	5.05%

Average Risk Capital(1)	$5,205			$5,386
Return on Risk Capital(1)	97%			81%
Return on Invested Capital(1)	31%			27%

(1)
See Footnote (2) to the table on page 5.

        Cards reported net income of $1.267 billion and $3.259 billion in the 2004 third quarter and nine months, respectively, up $287 million or 29% and $804 million or 33% from the 2003 periods. North America Cards reported net income of $1.067 billion and $2.749 billion in the 2004 third quarter and nine months, respectively, up $252 million or 31% and $667 million or 32% from the 2003 periods, mainly reflecting the Sears acquisition, an improved credit environment including the impact of a $160 million pretax credit reserve release, higher sales and the impact of higher securitization levels, primarily related to the Home Depot portfolio. International Cards net income of $200 million and $510 million in the 2004 third quarter and nine months, respectively, increased $35 million or 21% and $137 million or 37% from the 2003 periods, reflecting receivables growth, improved credit, a lower effective tax rate and the addition of KorAm.

        As shown in the following table, average managed loans grew 22% in both the 2004 third quarter and nine months, reflecting growth of 22% and 21%, respectively, in North America and 24% and 27%, respectively, in International Cards. In North America, the addition of the Sears portfolio and growth in the U.S. and Mexico were partially offset by a decline in introductory promotional rate balances that was driven by a change in account acquisition marketing strategies in 2003. International Cards reflected growth driven by strong account acquisitions in all regions, led by Asia, which included the addition of KorAm, and the benefit of strengthening currencies.

        Total card sales were $90.8 billion and $256.9 billion in the 2004 third quarter and nine months, respectively, up 25% and 24% from the 2003 periods. North America sales were up 24% and 23% over the prior-year quarter and nine months to $77.3 billion and $219.4 billion, respectively, reflecting the impact of acquisitions and higher purchase sales. International Cards sales grew 31% and 34% over the prior-year quarter and nine months to $13.5 billion and $37.5 billion, reflecting broad-based growth led by Asia, and also reflected the addition of KorAm and the benefit of strengthening currencies.

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In billions of dollars

Sales
North America	$77.3	$62.3	24	$219.4	$179.1	23
International	13.5	10.3	31	37.5	27.9	34

Total Sales	$90.8	$72.6	25	$256.9	$207.0	24
Average managed loans
North America	$139.1	$113.7	22	$138.3	$113.9	21
International	15.7	12.7	24	15.2	12.0	27

Total average managed loans	$154.8	$126.4	22	$153.5	$125.9	22
Average securitized receivables	(76.2)	(72.1)	6	(75.9)	(70.3)	8
Average loans held-for-sale	(7.4)	(4.1)	80	(3.2)	(4.1)	(22)

Total on-balance sheet average loans	$71.2	$50.2	42	$74.4	$51.5	44

        Revenues, net of interest expense, of $4.602 billion and $13.667 billion in the 2004 third quarter and nine months, respectively, increased $1.067 billion or 30% and $3.530 billion or 35% from the 2003 periods. Revenue growth in North America was $954 million or 33% and $3.103 billion or 38% in the 2004 third quarter and nine months, respectively. The growth in the 2004 third quarter was mainly due to the impact of acquisitions, the benefit of increased purchase sales, a gain on the securitization of Home Depot receivables of $146 million in the 2004 third quarter and increased loans in Mexico, partially offset by a higher cost of funds and the absence of net gains of $64 million in the 2003 third quarter resulting from changes in estimates related to the timing of revenue recognition on securitized portfolios. The growth in the 2004 nine-month period primarily resulted from the impact of acquisitions, net interest margin expansion, the benefit of increased purchase sales, the gain on the Home Depot securitizations and increased loans in Mexico. Adversely impacting the nine-month comparison were increased credit losses on securitized receivables (which are recorded as a contra-revenue item after receivables are securitized) and the absence of 2003 net gains of $279 million related to the timing of revenue recognition on securitized portfolios. Revenue growth in International Cards of $113 million or 17% and $427 million or 23% in the 2004 third quarter and nine months was mainly driven by loan and sales growth in all regions, the additions of KorAm and Diners Club Europe, and the benefit of foreign currency translation.

        Operating expenses in the 2004 third quarter and nine months of $2.053 billion and $5.955 billion, respectively, were $545 million or 36% and $1.538 billion or 35% higher than the prior-year periods, primarily reflecting the impact of acquisitions and foreign currency translation, combined with increased marketing and advertising costs in both North America and International Cards.

        The provision for credit losses in the 2004 third quarter and nine months was $646 million and $2.889 billion, respectively, compared to $540 million and $1.992 billion in the prior-year periods. The increase in the provision for credit losses primarily reflected the impact of the Sears and Home Depot acquisitions. In North America, these acquisitions more than offset a decline in net credit losses and the release of general credit reserves of $160 million pretax in the 2004 third quarter and $220 million pretax in the 2004 nine-month period resulting from the improved credit environment, as well as the impact of increased levels of securitized receivables. The International Cards provision declined by 22% and 10% in the 2004 three-and nine-month periods, respectively, reflecting an improved credit environment and general credit reserve releases of $42 million pretax in the 2004 third quarter and $51 million pretax in the 2004 nine-month period.

        The securitization of credit card receivables is limited to the CitiCards business within North America. At September 30, 2004, securitized credit card receivables were $79.9 billion, compared to $73.6 billion at September 30, 2003. Credit card receivables held-for-sale were $7.5 billion at September 30, 2004 compared to $3.0 billion a year ago.

        Securitization changes Citigroup's role from that of a lender to that of a loan servicer, as receivables are removed from the balance sheet but continue to be serviced by Citigroup. As a result, securitization affects the amount of revenue and the manner in which revenue and the provision for credit losses are recorded with respect to securitized receivables.

        A gain is recorded at the time receivables are securitized, representing the difference between the carrying value of the receivables removed from the balance sheet and the fair value of the proceeds received and interests retained. Interests retained from securitization transactions include interest-only strips, which represent the present value of estimated excess cash flows associated with securitized receivables (including estimated credit losses). Collections of these excess cash flows amounts are recorded as commission and fees revenue (for servicing fees) or other revenue. For loans not securitized these excess cash flows would otherwise be reported as gross amounts of net interest revenue, commission and fees revenue and credit losses.

        In addition to interest-only strip assets, Citigroup may retain one or more tranches of certificates issued in securitization transactions, provide escrow cash accounts or subordinate certain principal receivables to collateralize the securitization interests sold to third parties. However, Citigroup's exposure to credit losses on securitized receivables is limited to the amount of the interests retained and collateral provided.

        Including securitized receivables and receivables held-for-sale, managed net credit losses in the 2004 third quarter were $2.142 billion, with a related loss ratio of 5.50%, compared to $2.373 billion and 6.27% in the 2004 second quarter, and $1.789 billion and 5.62% in the 2003 third quarter. In North America, the 2004 third quarter net credit loss ratio of 5.66% declined from 6.61% in the 2004 second quarter and 5.77% from the 2003 third quarter, reflecting an improved credit environment, offset by the addition of the Sears portfolio, which impacted both the bankcard and private label portfolios in North America. In International Cards, the 2004 third quarter net credit loss ratio of 4.09% increased from 3.25% in the 2004 second quarter, but declined from 4.27% in the 2003 third quarter. The increase from the 2004 second quarter reflected the acquisition of KorAm. Citigroup reserved against a certain non-strategic portfolio of KorAm at the time of acquisition, and releases reserves against credit losses as such losses are incurred. This treatment of the non-strategic portfolio increases the net credit loss ratio, but has minimal impact on the total provision for credit losses. The decrease in the ratio versus the 2003 third quarter primarily reflects the improved credit environment offset by the impact of KorAm.

        Loans delinquent 90 days or more on a managed basis were $2.842 billion or 1.81% of loans at September 30, 2004, compared to $2.808 billion or 1.82% at June 30, 2004 and $2.353 billion or 1.83% at September 30, 2003. The net impact of acquisitions was more than offset by the improved credit environment in driving the declines in the ratio versus both the prior year and the prior quarter.

Consumer Finance

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars

Revenues, net of interest expense	$2,631	$2,513	5	$7,996	$7,525	6
Operating expenses	853	867	(2)	2,649	2,567	3
Provisions for benefits, claims, and credit losses	786	925	(15)	2,596	2,812	(8)

Income before taxes	992	721	38	2,751	2,146	28
Income taxes	349	245	42	947	646	47

Net income	$643	$476	35	$1,804	$1,500	20

Average assets (in billions of dollars)	$113	$104	9	$111	$104	7
Return on assets	2.26%	1.82%		$2.17%	$1.93%

Average Risk Capital(1)	$3,675			$3,728
Return on Risk Capital(1)	70%			65%
Return on Invested Capital(1)	23%			22%

(1)
See Footnote (2) to the table on page 5.

        Consumer Finance reported net income of $643 million and $1.804 billion in the 2004 third quarter and nine months, respectively, up $167 million or 35% and $304 million or 20% from the comparable 2003 periods, principally reflecting continued growth in North America, including the acquisition of WMF, and continued strong international growth in Latin America and Asia. A decline in EMEA in the 2004 third quarter from the 2003 period was mainly due to the expansion of 58 new offices in 6 countries—Italy, Poland, Spain, UK, Romania and Slovakia. Japan, which increased income in the 2004 third quarter due to lower credit losses, declined in the 2004 nine-month period from 2003 due to lower personal loan and real-estate revenues, and the absence of a $94 million prior-year tax reserve release related to a settlement with tax authorities, offset by improved net credit losses and lower expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In billions of dollars

Average loans
Real estate-secured loans	$58.6	$52.2	12	$57.2	$51.6	11
Personal	24.6	22.1	11	24.5	22.3	10
Auto	11.6	11.2	4	11.5	11.0	5
Sales finance and other	5.1	5.3	(4)	5.4	4.9	10

Total average loans	$99.9	$90.8	10	$98.6	$89.8	10

        As shown in the preceding table, average loans grew $9.1 billion or 10% compared to the 2003 third quarter, primarily reflecting growth in North America of $8.5 billion or 12%. North American growth reflected the addition of WMF, which contributed $3.5 billion in average loans, and growth in all products, but primarily real estate-secured and auto loans. Growth of $0.6 billion or 3% in the International markets was mainly driven by growth in real estate-secured and personal loans in both EMEA and Asia, and included the impact of strengthening currencies, partially offset by a decline in EMEA auto loans. In Japan, average loans in the 2004 third quarter and nine-month periods declined 8% and 6%, respectively, from the comparable 2003 periods, as the benefit of foreign currency translation was more than offset by the impact of higher pay-downs, reduced loan demand, and tighter underwriting standards.

        As shown in the following table, the average net interest margin of 9.68% in the 2004 third quarter decreased 34 basis points from the 2003 third quarter, primarily reflecting spread compression in North America, where the average net interest margin declined 36 basis points. The decline in North America primarily represented a one-time increase in cost of funds related to the repositioning of debt, which decreased the average net interest margin in the 2004 third quarter by 30 basis points. Additionally, lower yields in North America reflected the continued shift to higher-quality credits, particularly in the real estate-secured and auto loan business. The average net interest margin for International Consumer Finance was 16.02% in the 2004 third quarter, increasing 25 basis points from the prior-year quarter, primarily driven by the impact of recording adjustments and refunds of interest in Japan, all in net credit losses, beginning in the 2004 third quarter, which positively impacted the International net interest margin by 49 basis points. Excluding this impact, the International net interest margin declined 24 basis points from the 2003 third quarter, primarily due to lower yields and a higher cost of funds in EMEA.

	Three Months Ended September 30,
	2004	2003	Change
Average Net Interest Margin
North America	7.99%	8.35%	(36) bps
International	16.02%	15.77%	25 bps
Total	9.68%	10.02%	(34) bps

        Revenues, net of interest expense, of $2.631 billion and $7.996 billion in the 2004 third quarter and nine months, respectively, increased $118 million or 5% and $471 million or 6% from the prior-year periods. Revenue in North America increased $86 million or 5% and $467 million or 9% from the 2003 third quarter and nine-month period, respectively, primarily driven by the acquisition of WMF and growth in receivables, partially offset by declines in insurance-related revenue and the impact of a one-time increase in cost of funds by $66 million related to the repositioning of intercompany debt (offset in treasury earnings in Corporate Other). Revenue in International Consumer Finance increased $32 million or 4% from the 2003 third quarter, mainly due to growth in Asia and the impact of foreign currency translation, partially offset by a decline in Japan due to lower volumes. International Consumer Finance revenue for the 2004 nine-month period was essentially flat to the prior year as declines in Japan due to lower volumes and spreads were offset by growth in Asia and EMEA, including the impact of foreign currency translation.

        Operating expenses of $853 million and $2.649 billion in the 2004 third quarter and nine months, respectively, decreased $14 million or 2% from the 2003 third quarter, but increased $82 million or 3% from the 2003 nine-month periods, respectively. Operating expenses in North America decreased $11 million or 2% from the 2003 third quarter, but increased $63 million or 4% from the 2003 nine-month period. The increase in the nine-month period primarily reflects the WMF acquisition. Included in the 2004 third quarter expenses was a change in estimate related to the WMF portfolio of $22 million. Internationally, expenses decreased $3 million or 1% from the 2003 third quarter, but increased $19 million or 2% from the 2003 nine-month period. The low level of expense growth produced through prior-year repositioning in Japan was slightly offset by the impact of foreign currency translation, volume growth, and branch expansion in Asia (primarily India) and EMEA.

        The provisions for benefits, claims, and credit losses were $786 million in the 2004 third quarter, down from $894 million in the 2004 second quarter and $925 million in the 2003 third quarter, as lower credit losses in Japan due to lower bankruptcies, improved credit conditions in the U.S., and credit reserve releases of $69 million pretax in the 2004 third quarter and $74 million pretax in the 2004 nine-month period were partially offset by the impact of the WMF acquisition and the impact of recording adjustments and refunds of interest in Japan, all in net credit losses, beginning in the 2004 third quarter. Net credit losses and the related loss ratio were $832 million and 3.31% in the 2004 third quarter, compared to $857 million and 3.52% in the 2004 second quarter and $898 million and 3.92% in the 2003 third quarter. In North America, the net credit loss ratio of 2.46% in the 2004 third quarter was down from 2.69% in the 2004 second quarter and 2.93% in the 2003 third quarter, reflecting improvements in the real estate, auto and personal loan businesses, partially offset by the impact of WMF. The net credit loss ratio for International Consumer Finance was 6.52% in the 2004 third quarter, down from 6.57% in the 2004 second quarter and 7.34% in the 2003 third quarter. The decrease from the prior quarter primarily represents improvements in personal loans and real estate, partially offset by the impact in Japan related to adjustments and refunds of interest. The decrease from the 2003 third quarter primarily reflects improved conditions in Japan, where lower bankruptcy losses were partially offset by the impact related to adjustments and refunds of interest.

        Loans delinquent 90 days or more were $1.938 billion or 1.91% of loans at September 30, 2004, compared to $1.948 billion or 1.96% at June 30, 2004 and $2.127 billion or 2.30% a year ago. The decrease in the delinquency ratio versus the prior quarter was mainly due to improvements in Japan, while the decrease versus the prior-year quarter primarily relates to North America and Japan.

Retail Banking

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$4,504	$4,103	10	$13,104	$12,180	8
Operating expenses	2,500	2,226	12	7,223	6,569	10
Provisions for benefits, claims, and credit losses	172	254	(32)	704	1,102	(36)

Income before taxes and minority interest	1,832	1,623	13	5,177	4,509	15
Income taxes	593	552	7	1,632	1,474	11
Minority interest, after-tax	14	8	75	42	37	14

Net income	$1,225	$1,063	15	$3,503	$2,998	17

Average assets (in billions of dollars)	$274	$234	17	$257	$230	12
Return on assets	1.78%	1.80%		1.82%	1.74%

Average Risk Capital(1)	$13,315			$12,854
Return on Risk Capital(1)	37%			37%
Return on Invested Capital(1)	19%			18%

(1)
See Footnote (2) to the table on page 5.

        Retail Banking reported net income of $1.225 billion and $3.503 billion in the 2004 third quarter and nine months, respectively, up $162 million or 15% and $505 million or 17% from the 2003 periods. The increase in Retail Banking was driven by growth in North America Retail Banking of $130 million or 19% and $241 million or 11% in the 2004 third quarter and nine months, respectively, primarily due to credit improvements in CitiCapital. Net income in International Retail Banking increased $32 million or 9% and $264 million or 29% in the 2004 third quarter and nine months, respectively, primarily reflecting growth in Asia including the impact of KorAm, and growth in Japan. The nine-month period comparison additionally reflected growth in EMEA.

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In billions of dollars
Average customer deposits
North America	$116.9	$113.3	3	$115.0	$112.7	2
Bank Deposit Program Balances(1)	41.4	41.3	—	41.6	41.2	1

Total North America	158.3	154.6	2	156.6	153.9	2
International	104.9	87.0	21	101.1	84.2	20

Total average customer deposits	$263.2	$241.6	9	$257.7	$238.1	8
Average loans
North America	$139.5	$121.3	15	$133.8	$122.7	9
International	50.5	35.8	41	44.8	35.4	27

Total average loans	$190.0	$157.1	21	$178.6	$158.1	13

(1)
The Bank Deposit Program balances are generated from the Smith Barney channel (Private Client Services segment) and the funds are managed by Citibanking North America.

        As shown in the preceding table, Retail Banking grew average customer deposits and average loans compared to 2003. Average customer deposit growth in North America primarily reflected increases in both higher-margin demand and money market accounts, partially offset by declines in time and mortgage escrow deposits. Average loan growth in North America reflected increased mortgages and student loans in Consumer Assets, partially offset by a decline in CitiCapital resulting from the run-off of non-core portfolios and the sale of the $1.2 billion CitiCapital Fleet Services portfolio at the end of the 2003 third quarter. In the international markets, average customer deposits grew 21% from the prior-year quarter driven by growth in Asia, EMEA and Japan and the impact of foreign currency translation. The growth in Asia included the impact of the KorAm acquisition, which added $9.7 billion in average customer deposits, while the growth in EMEA was primarily in Germany. International Retail Banking average loans increased 41% from the prior-year quarter due to growth in Asia and EMEA, and included the impact of the KorAm acquisition, which added $11.7 billion, and foreign currency translation. Growth in average loans was impacted by a decline in Latin America, largely reflecting the impact of strategic repositioning in the area.

        As shown in the following table, revenues, net of interest expense, of $4.504 billion and $13.104 billion in the 2004 third quarter and nine months, respectively, increased $401 million or 10% and $924 million or 8% from the 2003 periods. Revenues in North America increased $205 million or 7% compared to the prior-year quarter and $199 million or 2% in the nine-month comparison, primarily reflecting increased results in Mexico, CitiCapital, Citibanking North America and Primerica, partially offset by a decline in

Consumer Assets. In Mexico, revenues increased due to the absence of a prior-year $85 million write-down of the Fobaproa investment security and higher deposit and loan revenues, partially offset by the negative impact of foreign currency translation. The increase in CitiCapital primarily resulted from the reclassification of operating leases from loans to other assets and the related operating lease depreciation expense from revenue to expense. This reclassification increased both revenues and expenses by $137 million pretax in the 2004 third quarter and $272 million pretax in the 2004 nine-month period, and was partially offset by the impact of lower loan volumes. The increase in Citibanking North America was driven by higher deposit and loan volumes, partially offset by lower net funding spreads, while in Primerica the increase resulted from higher life insurance premiums, and securities commissions and fees. The decline in Consumer Assets resulted primarily from lower securitization revenues due to spread compression and lower origination volumes, and the impact of losses on mortgage servicing hedge ineffectiveness resulting from the volatile rate environment, partially offset by the impact of the PRMI acquisition and a higher net interest margin.

        International Retail Banking revenues increased $196 million or 15% and $725 million or 20% in the 2004 third quarter and nine-month period, respectively, reflecting growth in Asia and EMEA and the impact of strengthening currencies. Revenue increases in Asia were primarily due to the KorAm acquisition, increased investment product sales, growth in branch lending and deposits, and favorable foreign currency translation. Growth in EMEA was driven by the impact of favorable foreign currency translation, improved investment product sales and growth in deposits, mainly in Germany.

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense
Citibanking North America, Consumer Assets and CitiCapital	$1,971	$1,895	4	$5,645	$5,627	—
Primerica Financial Services	532	527	1	1,592	1,557	2
Mexico	495	371	33	1,451	1,305	11

North America	2,998	2,793	7	8,688	8,489	2

EMEA	687	615	12	2,093	1,748	20
Japan	113	117	(3)	357	338	6
Asia	574	422	36	1,581	1,231	28
Latin America	132	156	(15)	385	374	3

International	1,506	1,310	15	4,416	3,691	20

Total revenues, net of interest expense	$4,504	$4,103	10	$13,104	$12,180	8

        Operating expenses in the 2004 third quarter and nine months increased $274 million or 12% and $654 million or 10%, respectively, from the comparable 2003 periods. In North America, expenses grew $171 million or 11% and $389 million or 9% from the 2003 third quarter and nine months, respectively. The increase primarily reflected the impact of the operating lease reclassification in CitiCapital of $137 million and $272 million in the 2004 third quarter and nine months, respectively, higher volume-related expenses and increased investment spending in technology projects in Citibanking North America, higher legal and staff-related costs in Mexico, and the impact of the PRMI acquisition. International Retail Banking operating expenses increased $103 million or 15% and $265 million or 13% from the 2003 third quarter and nine months, respectively, mainly reflecting the addition of KorAm, the impact of foreign currency translation, and increased investment spending in branch expansion, technology, and advertising and marketing, partially offset in the nine-month comparison by the absence of prior-year repositioning costs in Latin America and EMEA.

        The provisions for benefits, claims, and credit losses were $172 million and $704 million in the 2004 third quarter and nine months, respectively, down $82 million or 32% and $398 million or 36% from the comparable periods in 2003. The decline in the 2004 third quarter primarily reflected general credit reserve releases of $165 million, which were net of a $66 million credit reserve build in Germany, and lower credit losses in CitiCapital and Citibanking North America, partially offset by the absence of a prior-year $64 million credit recovery in Mexico and higher credit losses in EMEA due to Germany. The decline in the provisions for benefits, claims and credit losses in the nine-month comparison was additionally impacted by the 2004 second quarter general credit reserve release of $117 million. Net credit losses (excluding Commercial Markets) were $176 million and the related loss ratio was 0.47% in the 2004 third quarter, compared to $176 million and 0.51% in the 2004 second quarter and $210 million and 0.72% in the 2003 third quarter. The decrease in the net credit loss ratio from the 2003 third quarter was primarily due to the absence of an $87 million write-down of an Argentina compensation note in the prior year (which was written down against previously established reserves) and improved credit losses in Citibanking North America, partially offset by higher credit losses in Germany and Mexico. Commercial Markets net credit losses were $43 million and the related loss ratio was 0.43% in the 2004 third quarter, compared to $31 million and 0.31% in the 2004 second quarter and $50 million and 0.47% in the 2003 third quarter. The increase in the loss ratio from the 2004 second quarter was primarily due to increases in CitiCapital, Citibanking North America and Mexico, while the improvement in the loss ratio from the 2003 third quarter resulted from improvements in CitiCapital and Citibanking North America, offset by the absence of a prior-year recovery in Mexico.

        Loans delinquent 90 days or more (excluding Commercial Markets) were $3.907 billion or 2.53% of loans at September 30, 2004, compared to $3.576 billion or 2.46% at June 30, 2004, and $3.707 billion or 3.19% a year ago. The increase in delinquent loans compared to a year ago resulted from increases in Consumer Assets, reflecting the impact of a GNMA portfolio that was purchased in the PRMI acquisition, and increases in Germany including the impact of foreign currency translation. These increases were partially offset by improvements in Asia, Latin America and Mexico. The increase in delinquent loans from the 2004 second quarter related to the GNMA portfolio in PRMI, offset by improvements in all other regions.

        Cash-basis loans in Commercial Markets were $1.000 billion or 2.55% of loans at September 30, 2004, $1.173 billion or 2.96% at June 30, 2004, and $1.283 billion or 3.17% at September 30, 2003. Cash-basis loans improved from the prior quarter primarily due to broad-based declines in all products and regions, led by CitiCapital, where the business continues to work through the liquidation of non-core portfolios. Compared to a year ago, the decline in cash-basis loans was driven by improvement in all products and regions except Mexico, led by CitiCapital.

        Average assets of $274 billion and $257 billion in the 2004 third quarter and nine months, respectively, increased $40 billion and $27 billion from the comparable periods of 2003. The increase in average assets primarily reflected the impact of the KorAm acquisition and growth in mortgages, partially offset by a reduction in CitiCapital due to the liquidation of non-core portfolios.

Other Consumer

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
In millions of dollars
Revenues, net of interest expense	($24)	$9	$517	$42
Operating expenses	77	56	268	203

Income before taxes (benefits)	(101)	(47)	249	(161)
Income taxes (benefits)	(39)	(17)	101	(60)

Net income (loss)	($62)	($30)	$148	($101)

        Other Consumer—which includes certain treasury and other unallocated staff functions, global marketing and other programs—reported a loss of $62 million in the 2004 third quarter and income of $148 million in the 2004 nine months, compared to losses of $30 million and $101 million in the comparable 2003 periods. The increase in income of $249 million in the 2004 nine months was primarily due to a $378 million after-tax gain related to the sale of Samba in the 2004 second quarter. Excluding the Samba gain, the decrease in income in both the 2004 third quarter and nine-month period was due to lower treasury results, including the impact of higher capital funding costs, and an increase in staff-related expenses and advertising and marketing costs.

GLOBAL CORPORATE AND INVESTMENT BANK

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$4,777	$4,730	1	$16,312	$15,253	7
Operating expenses	3,054	2,678	14	17,221	8,814	95
Provision for credit losses	(405)	76	NM	(812)	490	NM

Income (loss) before taxes and minority interest	2,128	1,976	8	(97)	5,949	NM
Income taxes (benefit)	633	615	3	(529)	1,826	NM
Minority interest, after-tax	44	8	NM	80	25	NM

Net income (loss)	$1,451	$1,353	7	$352	$4,098	(91)

Average Risk Capital(1)	$20,543			$18,545
Return on Risk Capital(1)	28%			3%
Return on Invested Capital(1)	21%			1%

(1)
See Footnote (2) to the table on page 5.

NM
Not meaningful

        GCIB reported net income of $1.451 billion and $352 million in the 2004 third quarter and nine months, up $98 million or 7% and down $3.746 billion or 91% from the 2003 third quarter and nine months, respectively. The 2004 third quarter reflects increases of $89 million or 45% in Transaction Services and $12 million in Other Corporate, offset by a decrease of $3 million in Capital Markets and Banking. The 2004 nine months reflects a decrease of $4.558 billion in Other Corporate, offset by an increase of $599 million or 17% in Capital Markets and Banking and $213 million or 38% in Transaction Services. The increase in the average risk capital is due largely to the impact on operational risk capital of the WorldCom and Litigation Reserve Charge and the acquisition of KorAm.

        Capital Markets and Banking net income of $1.159 billion and $4.138 billion in the 2004 third quarter and nine months, respectively, was basically unchanged from the 2003 third quarter and increased $599 million or 17% from the 2003 nine months. Income in the 2004 third quarter remained unchanged, reflecting a decrease in revenues and an increase in expenses offset by a lower provision for credit losses. The increase in the 2004 nine months primarily reflects a lower provision for credit losses as well as an increase in Lending and Equity Markets revenues, partially offset by decreases in Investment Banking revenues. Expenses in the 2004 periods increased and reflect the impact of recent acquisitions, a $100 million increase in legal reserves, and increased investment spending on strategic growth initiatives.

        Transaction Services net income of $285 million and $780 million in the 2004 third quarter and nine months increased $89 million or 45% from the 2003 third quarter and $213 million or 38% from the 2003 nine months, respectively. The increases in net income in 2004 were primarily due to lower provision for credit losses, higher revenue reflecting growth in assets under custody and liability balances, and improved spreads, partially offset by higher expenses.

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

GCIB Net Income—Regional View

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
North America (excluding Mexico)	$501	$604	(17)	($2,997)	$1,844	NM
Mexico	198	120	65	476	301	58
EMEA	123	233	(47)	1,048	801	31
Japan	91	54	69	271	108	NM
Asia (excluding Japan)	309	196	58	938	572	64
Latin America	229	146	57	616	472	31

Total Net Income	$1,451	$1,353	7	$352	$4,098	(91)

NM
Not meaningful

        GCIB net income increased in the 2004 third quarter compared to the 2003 third quarter primarily due to increases in Asia (excluding Japan), Latin America, Mexico and Japan, partially offset by declines in EMEA and North America (excluding Mexico), but decreased in the 2004 nine months primarily as a result of the WorldCom and Litigation Reserve Charge in North America (excluding

Mexico), partially offset by increases in Asia (excluding Japan), EMEA, Mexico, Latin America and Japan. Asia (excluding Japan) net income increased $113 million and $366 million in the 2004 third quarter and nine months, respectively, primarily due to loan loss reserve releases, as a result of improving credit quality, the acquisition of KorAm, and increases in Fixed Income (mainly in global distressed debt trading) and strong foreign exchange trading results, which were positively impacted by the weakening of the U.S. dollar. EMEA net income decreased $110 million in the 2004 third quarter primarily due to a $100 million pretax increase in legal reserves, partially offset by a lower provision for credit losses reflecting credit recoveries. EMEA net income increased $247 million in the 2004 nine months primarily due to the $378 million after-tax gain on the sale of Samba and a lower provision for credit losses reflecting credit recoveries, partially offset by the increase in legal reserves. Japan net income increased $37 million and $163 million in the 2004 third quarter and nine months, respectively, primarily driven by increases in Fixed Income and Investment Banking revenue, a gain on the partial sale of Nikko Cordial shares, and a lower provision for credit losses due to general loan loss reserve releases. Mexico net income increased $78 million and $175 million in the 2004 third quarter and nine months, respectively, primarily due to general loan loss reserve releases resulting from improving credit quality. Latin America net income increased $83 million and $144 million in the 2004 third quarter and nine months, respectively, primarily due to general loan loss reserve releases resulting from improving credit quality, partially offset by strong prior year trading gains in Brazil.

Capital Markets and Banking

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$3,733	$3,846	(3)	$12,759	$12,589	1
Operating expenses	2,344	2,053	14	7,235	6,953	4
Provision for credit losses	(335)	73	NM	(637)	466	NM

Income before taxes and minority interest	1,724	1,720	—	6,161	5,170	19
Income taxes	522	550	(5)	1,946	1,606	21
Minority interest, after-tax	43	8	NM	77	25	NM

Net income	$1,159	$1,162	—	$4,138	$3,539	17

Average Risk Capital(1)	$19,081			$17,190
Return on Risk Capital(1)	24%			32%
Return on Invested Capital(1)	19%			25%

(1)
See Footnote (2) to the table on page 5.

NM
Not meaningful

        Capital Markets and Banking reported net income of $1.159 billion and $4.138 billion in the 2004 third quarter and nine months, respectively, a decrease of $3 million from the 2003 third quarter and an increase of $599 million or 17% from the 2003 nine months. The decrease in the 2004 third quarter is primarily due to decreases in Fixed Income Markets and Equity Markets revenues as well as higher expenses due to a $100 million increase in legal reserves and increased investment spending, partially offset by a lower provision for credit losses reflecting improved credit trends and higher Investment Banking revenue and Lending due to the impact of the KorAm acquisition. The increase in the 2004 nine months primarily reflects a lower provision for credit losses and higher Lending and Equity Markets revenues, partially offset by declines in Investment Banking revenues.

        Revenues, net of interest expense, of $3.733 billion and $12.759 billion in the 2004 third quarter and nine months decreased $113 million or 3% from the 2003 third quarter and increased $170 million or 1% from the 2003 nine months, respectively. The revenue decrease in the 2004 third quarter was driven by declines in Fixed Income and Equity Markets, partially offset by increases in Investment Banking and Lending. Fixed Income Markets decreased primarily due to weaker trading results in Interest Rate and Currency products as a result of declining interest rates and lower client activity, partially offset by higher commodity revenues. The Equity Markets decline primarily reflects decreases in convertible and derivative volumes as rising interest rates and widening spreads reduced market activity. Lending revenues increased primarily reflecting the acquisition of KorAm.

        The increase in revenues in the 2004 nine months was primarily driven by increases in Lending, Equity Markets and Fixed Income Markets, partially offset by a decrease in Investment Banking. Lending increased primarily reflecting the absence of prior-year losses in credit derivatives (which serve as an economic hedge for the loan portfolio) and the acquisition of KorAm. The Equity Markets increase is primarily due to higher cash trading and derivatives, partially offset by declines in convertibles. Fixed Income Markets increased primarily due to higher commodities, mortgage trading, and distressed debt trading, partially offset by losses on interest rate positions and foreign exchange trading. The decrease in Investment Banking is primarily due to lower debt underwriting, partially offset by increases in equity underwriting and advisory and other fees, primarily higher M&A.

        Operating expenses of $2.344 billion and $7.235 billion in the 2004 third quarter and nine months, respectively, increased $291 million or 14% from the 2003 third quarter and $282 million or 4% from the 2003 nine months primarily due to the acquisition of

KorAm, increased legal reserves, and increased investment spending on strategic growth initiatives, partially offset by lower compensation and benefits expense (primarily reflecting a lower incentive compensation accrual).

        The provision for credit losses was ($335) million in the 2004 third quarter and ($637) million in the 2004 nine months, down $408 million and $1.103 billion, respectively, from the 2003 periods primarily due to general loan loss reserve releases as a result of improving credit quality, and lower credit losses in the power and energy industry, Argentina and Brazil. The 2004 third quarter included the release of $202 million in general loan loss reserves, which consisted of releases of $118 million in Mexico, $71 million in Latin America, $11 million in Japan and $2 million in EMEA.

        Cash-basis loans were $2.149 billion at September 30, 2004, compared to $2.501 billion at June 30, 2004, $3.263 billion at December 31, 2003, and $3.588 billion at September 30, 2003. Cash-basis loans net of write-offs decreased $1.439 billion from September 30, 2003, primarily due to decreases related to borrowers in the telecommunications and power and energy industries and charge-offs against reserves as well as paydowns from corporate borrowers in Argentina, Mexico, Australia, Hong Kong, and New Zealand, partially offset by increases in Korea reflecting the acquisition of KorAm. Cash-basis loans decreased $352 million from June 30, 2004, primarily due to charge-offs taken against reserves and paydowns from borrowers in the power and energy industry, Argentina, Thailand and Mexico, partially offset by an increase in Russia.

Transaction Services

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$1,042	$882	18	$2,965	$2,682	11
Operating expenses	711	618	15	2,061	1,877	10
Provision for credit losses	(70)	3	NM	(175)	24	NM

Income before taxes and minority interest	401	261	54	1,079	781	38
Income taxes and minority interest, after-tax	116	65	78	299	214	40

Net income	$285	$196	45	$780	$567	38

Average Risk Capital(1)	$1,462			$1,355
Return on Risk Capital(1)	78%			77%
Return on Invested Capital(1)	47%			47%

(1)
See Footnote (2) to the table on page 5.

NM
Not meaningful

        Transaction Services net income of $285 million and $780 million in the 2004 third quarter and nine months increased $89 million or 45% from the 2003 third quarter and $213 million or 38% from the 2003 nine months, respectively. The increases in net income in 2004 were primarily due to a lower provision for credit losses, higher revenue reflecting growth in assets under custody and liability balances, improved spreads, and the impact of KorAm, partially offset by higher expenses.

        As shown in the following table, average liability balances of $121 billion grew 20% compared to the 2003 third quarter, primarily due to increases in Asia and Europe reflecting positive flow and the impact of recent acquisitions in Asia. Assets under custody reached $7.3 trillion, an increase of $1.6 trillion or 28% compared to the 2003 third quarter, primarily reflecting market appreciation and increases in customer volumes.

	Three Months Ended September 30,	Three Months Ended September 30,
			% Change
	2004	2003
Liability balances (average in billions)	$121	101	20%
Assets under custody (EOP in trillions)	7.3	5.7	28%

        Revenues, net of interest expense, of $1.042 billion and $2.965 billion in the 2004 third quarter and nine months increased $160 million or 18% from the 2003 third quarter and $283 million or 11% from the 2003 nine months, respectively, primarily driven by growth in Cash and Securities Services revenue. Revenue in Cash Management Services increased $128 million or 26% from the 2003 third quarter and $172 million or 11% from the 2003 nine months, mainly due to increased transaction volumes, growth in liability balances and the impact of the KorAm acquisition. Revenue in Securities Services increased $31 million or 13% from the 2003 third quarter and $131 million or 19% from the 2003 nine months, primarily reflecting higher assets under custody and the impact of the Forum Financial acquisition, partially offset by a prior-year gain on the sale of interest in a European market exchange. Trade revenue remained essentially flat to the 2003 third quarter and decreased $20 million or 4% from the 2003 nine months, primarily due to lower spreads. The 2003 and 2004 nine-month periods included gains on the early termination of intracompany deposits (which were offset in Capital Markets and Banking).

        Operating expenses of $711 million and $2.061 billion in the 2004 third quarter and nine months increased $93 million or 15% from the 2003 third quarter and $184 million or 10% from the 2003 nine months, respectively. Expenses increased in the 2004 periods primarily due to higher business volumes, including the effect of the acquisitions of Forum Financial and KorAm, as well as increased compensation and benefits costs.

        The provision for credit losses of ($70) and ($175) million in the 2004 third quarter and nine months decreased $73 million from the 2003 third quarter and $199 million from the 2004 nine months, respectively, primarily due to general loan loss reserve releases of $48 million in the 2004 third quarter and $147 million in the 2004 nine months as a result of improving credit quality and lower write-offs in Latin America.

        Cash-basis loans, which in the Transaction Services business are primarily trade finance receivables, were $51 million, $118 million, $156 million, and $201 million at September 30, 2004, June 30, 2004, December 31, 2003 and September 30, 2003, respectively. The decreases in cash-basis loans of $67 million from June 30, 2004 and of $150 million from September 30, 2003 were primarily due to charge-offs in Argentina and Poland.

Other Corporate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
In millions of dollars
Revenues, net of interest expense	$2	$2	$588	($18)
Operating expenses	(1)	7	7,925	(16)

Income (loss) before taxes	3	(5)	(7,337)	(2)
Income tax (benefits)	(4)	—	(2,771)	6

Net (loss)	$7	($5)	($4,566)	($8)

        Other Corporate—which includes intra-GCIB segment eliminations, certain one-time non-recurring items and tax amounts not allocated to GCIB products—reported net income of $7 million and a net loss of $4.566 billion for the 2004 third quarter and nine months, respectively, compared to a net loss of $5 million and $8 million in the 2003 third quarter and nine months. The increase in Other Corporate net losses in the 2004 nine months reflects the $4.95 billion (after-tax) WorldCom and Litigation Reserve Charge, partially offset by a $378 million after-tax gain on the sale of Samba.

PRIVATE CLIENT SERVICES

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$1,523	$1,493	2	$4,830	$4,280	13
Operating expenses	1,204	1,162	4	3,758	3,390	11
Provision for credit losses	—	—	—	—	1	(100)

Income before taxes	319	331	(4)	1,072	889	21
Income taxes	124	125	(1)	417	336	24

Net income	$195	$206	(5)	$655	$553	18

Average Risk Capital(1)	$1,080			$1,200
Return on Risk Capital(1)	72%			73%
Return on Invested Capital(1)	52%			55%

(1)
See Footnote (2) to the table on page 5.

        Private Client Services net income of $195 million in the 2004 third quarter decreased $11 million or 5% from 2003, primarily due to higher legal and communications expense and lower transactional revenue, which were partially offset by higher revenue, reflecting higher asset-based fee revenue. Net income of $655 million in the 2004 nine months increased $102 million or 18% from 2003, primarily due to increases in both asset-based revenue and transactional revenue, partially offset by higher production-related compensation and legal costs.

        Revenues, net of interest expense, of $1.523 billion in the 2004 third quarter increased $30 million or 2% from the prior-year period, primarily due to increases in asset-based fee revenue reflecting higher assets under fee-based management, partially offset by decreases in transactional revenue reflecting lower customer trading volumes. Revenues, net of interest expense, of $4.830 billion in the 2004 nine-month period, increased $550 million or 13% from 2003, reflecting increases in asset-based fee revenue. Fee-based revenue increased $473 million or 23%, resulting from growth in assets under fee-based management. Transactional revenue increased $77 million or 3%, primarily due to increased customer trading volumes.

        Total assets under fee-based management were $221 billion as of September 30, 2004, up $29 billion or 15% from the prior-year period. Total client assets, including assets under fee-based management, of $1,087 billion in the 2004 third quarter increased $89 billion or 9% compared to the prior-year quarter, principally due to market appreciation and positive net inflows. Net inflows were $3 billion in the 2004 third quarter compared to $5 billion in the prior-year quarter. Private Client Services had 12,096 financial consultants as of September 30, 2004, compared with 12,254 as of September 30, 2003. Annualized revenue per financial consultant of $500,000 increased 4% from the prior-year quarter.

        Operating expenses of $1.204 billion in the 2004 third quarter and $3.758 billion in the 2004 nine months, increased $42 million or 4% and $368 million or 11%, respectively, from the comparable 2003 periods. The increases were mainly due to higher production-related compensation reflecting increased revenue and higher legal costs.

	September 30, 2004	September 30, 2003	% Change
In billions of dollars
Consulting Group and Internally Managed Accounts	$145	$128	13
Financial Consultant Managed Accounts	76	64	19

Total Assets under Fee-Based Management(1)	$221	$192	15

Private Client Assets	$920	$851	8
Other Investor Assets within Citigroup Global Markets	167	147	14

Total Private Client Assets(1)	$1,087	$998	9

Annualized Revenue per Financial Consultant (in thousands of dollars)	$500	$482	4

(1)
Includes assets managed jointly with Citigroup Asset Management.

GLOBAL INVESTMENT MANAGEMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$2,478	$2,320	7	$6,982	$6,371	10
Operating expenses	922	828	11	2,603	2,295	13
Provisions for benefits, claims, and credit losses	887	927	(4)	2,255	2,335	(3)

Income before taxes and minority interest	669	565	18	2,124	1,741	22
Income taxes	167	202	(17)	615	504	22
Minority interest, after-tax	—	—	—	5	1	NM

Net income	$502	$363	38	$1,504	$1,236	22

Average Risk Capital(1)	$5,378			$5,438
Return on Risk Capital(1)	37%			37%
Return on Invested Capital(1)	22%			22%

(1)
See Footnote (2) to the table on page 5.

NM
Not meaningful

        Global Investment Management reported net income of $502 million and $1.504 billion in the 2004 third quarter and nine-month period, respectively, an increase of $139 million or 38% and $268 million or 22% from the comparable periods of 2003. Life Insurance and Annuities reported net income of $282 million and $799 million in the 2004 third quarter and nine-month period, respectively, an increase of $119 million or 73% and $192 million or 32% from the comparable periods of 2003. The increase in income of $119 million in the 2004 third quarter resulted from higher International Insurance Manufacturing (IIM) results of $152 million, partially offset by lower Travelers Life and Annuity (TLA) results of $33 million. The increase in IIM was primarily due to a $175 million increase in our Argentina operations reflecting the absence of prior-year impairments of Argentina Government Promissory Notes (GPNs) of $111 million and the impact of certain liability restructuring actions taken in the Argentina voluntary annuity business of $20 million, combined with a favorable tax ruling on the deductibility of those losses in the 2004 third quarter of $47 million, as well as the impact of higher business volumes, partially offset by the amortization of deferred acquisition costs (DAC). The $33 million decrease in TLA reflects a $28 million decrease in realized insurance investment portfolio gains primarily due to the absence of a single transaction in the prior-year period, and a universal life DAC amortization adjustment related to estimated gross profits, partially offset by the impact of higher business volumes.

        The increase in Life Insurance and Annuities income of $192 million in the 2004 nine-month period reflects higher IIM results of $173 million and higher TLA results of $19 million. The $173 million increase in IIM reflects the absence of the prior-year Argentina losses and the 2004 third quarter favorable tax ruling on those losses, as well as higher business volumes in Japan, Mexico and Asia. The $19 million increase in TLA reflects the impact of higher business volumes and higher retained investment margins, partially offset by lower Dividends Received Deduction (DRD) tax benefits, lower net realized insurance investment portfolio gains and the 2004 third quarter adjustment to universal life DAC amortization.

        Private Bank reported net income of $136 million and $447 million in the 2004 third quarter and nine-month period, respectively, a decrease of $7 million or 5% compared to the prior-year quarter and an increase of $40 million or 10% in the nine-month comparison. The decrease in income of $7 million in the 2004 third quarter primarily resulted from a 35% decline in transactional revenues, reflecting the impact of regulatory actions in Japan and reduced client activity globally, partially offset by growth in recurring fee-based and net interest revenues. The $40 million increase in income in the 2004 nine-month period was primarily driven by growth in recurring fee-based and net interest revenues, partially offset by higher incentive compensation and other employee-related expenses.

        Asset Management reported net income of $84 million and $258 million in the 2004 third quarter and nine-month period, respectively, an increase of $27 million or 47% and $36 million or 16% from the comparable periods of 2003. The increase in the three- and nine-month periods primarily reflects the absence of impairments of a DAC asset relating to the Retirement Services business in Argentina of $42 million and of Argentina GPNs of $9 million, both of which occurred in the 2003 third quarter. The increase also reflects the cumulative impact of positive net flows and the impact of positive market action, partially offset by higher legal expenses, the contract termination to manage assets for St. Paul Travelers, and the impact of higher incentive compensation costs. Actions taken by the Argentine government associated with its anticipated debt restructuring could have an adverse impact on the retirement services business in Argentina and its customers. The extent of the financial impact to the Company will depend on future actions taken by the Argentine government and the Company's response to such actions. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 65.

Global Investment Management Net Income—Regional View

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
North America (excluding Mexico)	$317	$368	(14)	$1,042	$1,031	1
Mexico	54	59	(8)	152	142	7
EMEA	7	6	17	23	5	NM
Japan	9	25	(64)	63	62	2
Asia (excluding Japan)	45	60	(25)	132	130	2
Latin America	70	(155)	NM	92	(134)	NM

Net Income	$502	$363	38	$1,504	$1,236	22

NM
Not meaningful

        Global Investment Management net income increased $139 million or 38% in the 2004 third quarter and $268 million or 22% in the 2004 nine months from the comparable 2003 periods. The $139 million increase in the 2004 third quarter was primarily driven by an increase in Latin America of $225 million, partially offset by decreases in North America (excluding Mexico) of $51 million, in Japan of $16 million, in Asia (excluding Japan) of $15 million and in Mexico of $5 million. The $225 million increase in Latin America was driven by increased Life Insurance and Annuities results of $174 million and increased Asset Management results of $55 million reflecting the absence of prior-year losses in Argentina and a favorable ruling on the tax deductibility of those prior-year Life Insurance and Annuities related losses received in the 2004 third quarter. The decrease in North America (excluding Mexico) of $51 million reflects lower Life Insurance and Annuities results of $33 million primarily due to the absence of a prior-year realized insurance investment portfolio gain arising from a single transaction and lower Asset Management results of $23 million primarily due to increased legal and regulatory expenses, partially offset by the cumulative impact of positive net flows and positive market action. These decreases were partially offset by increased Private Bank results of $5 million primarily due to 2004 third quarter net credit recoveries and increased banking volumes, partially offset by increased employee-related expenses. The decrease in Japan of $16 million was primarily due to decreased Private Bank results of $19 million, reflecting the impact of the Japan FSA sanctions. The decrease in Asia (excluding Japan) of $15 million reflects decreased Life Insurance and Annuities results of $17 million, primarily due to the absence of $18 million in tax benefits arising from the application of APB 23 indefinite investment criteria in the prior year, partially offset by the impact of higher business volumes. The decrease in Mexico of $5 million reflects lower Asset Management results of $5 million primarily due to higher taxes.

        The $268 million increase in the 2004 nine-month period reflects increases in all regions, including increased results in Latin America of $226 million, in EMEA of $18 million, in North America (excluding Mexico) of $11 million, in Mexico of $10 million, in Asia (excluding Japan) of $2 million, and in Japan of $1 million. The $226 million increase in Latin America reflects increased Life Insurance and Annuities results of $178 million and increased Asset Management results of $47 million primarily reflecting the absence of losses in Argentina in the 2003 third quarter and a favorable ruling on the tax deductibility of the Life Insurance and Annuities related losses received in the 2004 third quarter. The $18 million increase in EMEA reflects increased Private Bank results of $27 million driven by increased revenues and the absence of prior-year restructuring costs, including severance, partially offset by decreased Asset Management results of $6 million primarily due to higher expenses. The $11 million increase in North America (excluding Mexico) reflects increased Life Insurance and Annuities results of $19 million, driven by higher business volumes and higher retained investment margins, partially offset by lower tax benefits related to the separate account DRD, lower realized insurance investment portfolio gains and the 2004 third quarter adjustment to universal life DAC amortization. The increased Life Insurance and Annuities results were partially offset by decreased Asset Management results of $9 million primarily due to increased legal and regulatory expenses, partially offset by the cumulative impact of positive net flows and positive market action. The $10 million increase in Mexico was primarily due to increased Private Bank results of $10 million, driven by increased transactional revenues. The $2 million increase in Asia (excluding Japan) reflects increased Private Bank results of $15 million driven by increased transactional revenues, partially offset by increased employee-related costs. The increased Private Bank results were partially offset by decreased Life Insurance and Annuities results of $14 million, primarily due to the absence of $18 million in tax benefits arising from the application of APB 23 indefinite investment criteria in the prior year, partially offset by the impact of higher business volumes. The $1 million increase in Japan reflects increased Life Insurance and Annuities results of $8 million driven by strong business volumes and increased Asset Management results of $5 million as increased revenues combined with a decrease in expenses. These increases were partially offset by decreased Private Bank results of $12 million, reflecting the impact of the Japan FSA sanctions.

Life Insurance and Annuities

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$1,533	$1,389	10	$4,076	$3,714	10
Provision for benefits and claims	894	925	(3)	2,259	2,323	(3)
Operating expenses	297	208	43	751	571	32

Income before taxes	342	256	34	1,066	820	30
Income taxes	60	93	(35)	267	213	25

Net income	$282	$163	73	$799	$607	32

Average Risk Capital(1)	$3,928			$4,020
Return on Risk Capital(1)	29%			27%
Return on Invested Capital(1)	22%			21%

(1)
See Footnote (2) to the table on page 5.

        Life Insurance and Annuities reported net income of $282 million and $799 million in the 2004 third quarter and nine-month period, respectively, an increase of $119 million or 73% and $192 million or 32% from the comparable periods of 2003. The $119 million increase from the 2003 third quarter reflects an increase of $152 million in IIM and a decrease of $33 million in TLA. The increase in the three-month period included a $175 million increase attributable to IIM's Argentina operations primarily due to the absence of prior-year impairments of Argentina GPNs of $111 million and the impact of certain liability restructuring actions taken in the Argentina voluntary annuity business of $20 million, combined with a favorable tax ruling on the deductibility of those losses in the 2004 third quarter of $47 million, as well as the impact of higher business volumes in both businesses. These increases were partially offset by the absence of prior-year realized insurance investment portfolio gains in TLA, increased amortization and adjustments of DAC and the absence of prior-year tax benefits in Asia associated with APB 23. The $192 million increase from the 2003 nine months reflects an increase of $173 million in IIM and of $19 million in TLA, primarily driven by the impact of improved Argentina results of $179 million, higher business volumes and improved retained investment margins, partially offset by lower tax benefits related to the separate account DRD and lower net realized insurance investment portfolio gains (losses) in TLA.

        TLA's net income was $204 million and $664 million in the 2004 third quarter and nine-month period, respectively, a decrease of $33 million or 14% and an increase of $19 million or 3% over the corresponding 2003 periods. The decrease in the 2004 third quarter reflects a $28 million decrease in realized insurance investment portfolio gains primarily due to the absence of one transaction in the prior year, and a $21 million adjustment to universal life DAC amortization and deferred revenues related to a change in the pattern of estimated gross profits, partially offset by the impact of higher business volumes and $13 million after-tax reserve releases from the settlement of litigation. The $19 million or 3% increase in the nine-month period further reflects higher business volumes and improved retained investment margins, partially offset by lower tax benefits related to the separate account dividends received deduction.

        IIM's net income was $78 million and $135 million in the 2004 third quarter and nine months, respectively, an increase of $152 million and $173 million from the comparable 2003 periods. The $152 million increase in the 2004 third quarter resulted from the absence of realized investment losses and other actions from Argentina in 2003 of $131 million and a favorable tax ruling on the deductibility of those losses in the 2004 third quarter of $47 million, as well as higher business volumes in our operations in Japan, Asia and Mexico, partially offset by the absence of $18 million in tax benefits arising from the application of APB 23 indefinite investment criteria in Asia in the prior year, lower investment income of $13 million and higher DAC amortization. The $173 million increase in the nine-month period reflects increases in Argentina and higher business volumes in Japan, Mexico and Asia.

        TLA's net investment income was $720 million and $2.147 billion in the 2004 third quarter and nine-month period, an increase of $40 million or 6% and $158 million or 8%, respectively, from the 2003 third quarter and nine-month period. This growth was primarily related to a larger invested asset base resulting from the continued growth in business volumes. TLA's investment yields were 6.37% and 6.48% in the 2004 third quarter and nine-month period, respectively, compared to 6.63% and 6.61% in the prior-year periods.

        During the 2004 third quarter and nine-month period, Life Insurance and Annuities operating expenses of $297 million and $751 million increased $89 million or 43% and $180 million or 32%, respectively, from the comparable 2003 periods. TLA's expenses increased $59 million to $191 million in the third quarter of 2004, and $109 million to $485 million in the first nine months of 2004, from the comparable 2003 periods. These increases were primarily the result of $54 million and $90 million increases in DAC amortization in the 2004 third quarter and nine months versus the comparable periods in 2003, including $39 million related to the universal life DAC amortization adjustment for estimated gross profits, as well as the growth in expenses related to business volume increases for the first nine months of 2004. IIM's expenses increased $30 million to $106 million in the third quarter of 2004 and $71 million to $266 million in the first nine months of 2004 from the comparable 2003 periods. These increases were primarily related to higher business volumes, DAC amortization and the impact of foreign exchange rates.

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

        The following table shows combined net written premiums and deposits, which is a non-GAAP financial measure, by product line for the three-month and nine-month periods ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Retail annuities
Fixed	$155	$115	35	$438	$433	1
Variable	1,233	1,099	12	3,706	2,870	29
Individual payout	38	12	NM	70	44	59

Total retail annuities(1)	1,426	1,226	16	4,214	3,347	26
Institutional annuities(2)	2,570	2,409	7	6,275	5,881	7
Individual life insurance
New direct periodic premiums and deposits	62	62	—	170	174	(2)
Renewal direct periodic premiums and deposits	172	142	21	557	424	31
Single premium deposits	183	124	48	525	254	NM
Reinsurance	(44)	(36)	(22)	(119)	(100)	(19)

Total individual life insurance(3)	373	292	28	1,133	752	51

Total	$4,369	$3,927	11	$11,622	$9,980	16

(1)
Includes $1.4 billion and $4.2 billion of deposits in the three and nine months ended September 30, 2004 and $1.2 billion and $3.3 billion of deposits in the three and nine months ended September 30, 2003, respectively.

(2)
Includes $2.3 billion and $5.8 billion of deposits in the three and nine months ended September 30, 2004 and $2.0 billion and $5.2 billion of deposits in the three and nine months ended September 30, 2003, respectively.

(3)
Includes $354 million and $1.1 billion of deposits in the three and nine months ended September 30, 2004 and $267 million and $676 million of deposits in the three and nine months ended September 30, 2003, respectively.

NM
Not meaningful

        Retail annuities net written premiums and deposits increased 16% in the 2004 third quarter to $1.4 billion and 26% in the 2004 nine-month period to $4.2 billion, from $1.2 billion and $3.3 billion in the prior-year periods. These increases were primarily driven by strong variable annuity sales due to improved equity market conditions in 2004 and sales of a guaranteed minimum withdrawal benefit product. Weak equity markets and competitive pressures adversely affected the first half of 2003. Retail annuities account balances and benefit reserves were $35.6 billion at September 30, 2004, up from $31.6 billion at September 30, 2003. This increase was driven by $2.2 billion in market appreciation of variable annuity investments subsequent to September 30, 2003, primarily $1.9 billion in the fourth quarter of 2003, as well as $1.9 billion in net sales over the previous twelve months, including $1.6 billion of net sales in the 2004 nine-month period, partially due to good in-force retention.

        Institutional annuities net written premiums and deposits (excluding the Company's employee pension plan deposits) were $2.6 billion and $6.3 billion in the third quarter and nine-month period of 2004, an increase of $161 million and $394 million from the prior-year periods. The increase reflects strong Guaranteed Investment Contract (GIC) sales in the 2004 third quarter compared to the prior-year period. Sales in the nine months ended September 30, 2003 included a total of $1.0 billion in two separate transactions to one customer. Institutional annuities account balances and benefit reserves reached $27.2 billion at September 30, 2004, an increase of $2.3 billion or 9% from $24.9 billion at September 30, 2003, primarily reflecting an increase in GIC and payout institutional annuities benefit reserves over the last 12 months.

        Net written premiums and deposits for the individual life insurance business were $373 million and $1.1 billion in the third quarter and nine-month period of 2004, an increase of $81 million and $381 million from the respective 2003 periods. These increases were driven by the $59 million and $271 million increases in single premium universal life sales for the third quarter and nine-month period of 2004, respectively, versus the 2003 periods, as well as the $30 million and $133 million increases in renewal direct periodic premiums in the three- and nine-month periods, respectively. Life insurance in force was $97.1 billion at September 30, 2004, an increase of $10.2 billion or 12% from $86.9 billion at September 30, 2003.

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

        The following table shows combined net written premiums and deposits, which is a non-GAAP financial measure, by product line for the three-month and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
In millions of dollars
Annuity products
Japan	$931	$999	$3,409	$1,488
All other premiums and deposits	528	174	977	536

Total annuity products	1,459	1,173	4,386	2,024
Life products	277	212	1,088	426

Total(1)(2)	$1,736	$1,385	$5,474	$2,450

(1)
Includes 100% of net written premiums and deposits for the Company's joint ventures in Japan and Hong Kong.

(2)
Includes $1.5 billion and $4.9 billion of deposits in the three and nine months ended September 30, 2004, and $1.3 billion and $2.1 billion of deposits in the three and nine months ended September 30, 2003.

        IIM annuity product net written premiums and deposits increased $286 million and $2.4 billion to $1.5 billion and $4.4 billion in the 2004 third quarter and nine-month period, respectively. The third quarter increase reflects increased sales in Australia driven by the timing of a tax law change, partially offset by decreased sales in Japan through the Company's joint venture with Mitsui Sumitomo due to the entry of new competitors. The increase in the nine-month period was primarily driven by strong variable annuity sales in Japan and Australia.

        IIM life products net written premiums and deposits were $277 million and $1.1 billion in the third quarter and nine-month period of 2004, increases of $65 million and $662 million from the prior-year periods, which were primarily driven by increased sales of Endowment and Unit Linked products in Hong Kong and higher sales in the United Kingdom, as well as strong Variable Universal Life sales in Mexico in the nine-month period.

Private Bank

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$482	$510	(5)	$1,560	$1,491	5
Operating expenses	292	298	(2)	917	884	4
Provision for credit losses	(7)	2	NM	(4)	12	NM

Income before taxes	197	210	(6)	647	595	9
Income taxes	61	67	(9)	200	188	6

Net income	$136	$143	(5)	$447	$407	10

Client business volumes under management (in billions of dollars)	$212	$186	14	$212	$186	14

Average Risk Capital(1)	$761			$725
Return on Risk Capital(1)	71%			82%
Return on Invested Capital(1)	69%			80%

(1)
See Footnote (2) to the table on page 5.

NM
Not meaningful

        Private Bank reported net income of $136 million in the 2004 third quarter and $447 million in the 2004 nine months, a decrease of $7 million or 5% compared to the prior-year quarter and an increase of $40 million or 10% in the nine-month comparison. The decrease in income of $7 million in the 2004 third quarter resulted from a 35% decline in transactional revenues, reflecting the impact of the Japan FSA sanctions and reduced client activity globally, partially offset by growth in recurring fee-based and net interest revenues. The increase in income of $40 million in the 2004 nine-month period was mainly driven by growth in recurring fee-based and net interest revenues, partially offset by higher incentive compensation and other employee-related costs.

	September 30,
			% Change
	2004	2003
In billions of dollars
Client Business Volumes:
Proprietary Managed Assets	$41	$34	21
Other Assets under Fee-Based Management	8	7	14
Banking and Fiduciary Deposits	47	42	12
Investment Finance	41	37	11
Other, Principally Custody Accounts	75	66	14

Total	$212	$186	14

        Client business volumes were $212 billion at the end of the 2004 third quarter, up $26 billion or 14% from $186 billion at the end of the 2003 third quarter. Double-digit growth in client business volumes was led by an increase in custody assets, which were higher in all regions. Proprietary managed assets increased $7 billion or 21% predominantly in the U.S. reflecting the impact of positive net flows. Banking and fiduciary deposits grew $5 billion or 12%, with double-digit growth in the U.S. and EMEA. Investment finance volumes, which include loans, letters of credit, and commitments, increased $4 billion or 11% reflecting growth in all regions including increased real estate-secured loans in the U.S. and growth in margin lending in the international businesses.

        Revenues, net of interest expense, were $482 million in the 2004 third quarter and $1.560 billion in the 2004 nine months, down $28 million or 5% from the prior-year quarter but up $69 million or 5% from the 2003 nine-month period. In the 2004 third quarter, a decline in client transaction activity, particularly in Japan, resulted in a $50 million or 35% decline in related transaction revenues compared to the prior-year quarter and a 1% decline in the nine-month comparison. Continued growth in client business volumes partially offset the impact of lower client transaction activity as recurring fee-based and net interest revenues increased $22 million or 6% from the 2003 quarter and $75 million or 7% from the 2003 nine-month period, despite the impact of spread compression in the deposit and lending portfolios.

        Operating expenses of $292 million and $917 million in the 2004 third quarter and nine months, respectively, were down $6 million or 2% from the prior-year quarter but up $33 million or 4% from the 2003 nine-month period, primarily reflecting in the three-month comparison a decrease in incentive and other variable compensation associated with the corresponding decrease in revenue as well as the absence of prior-year restructuring costs, including severance, in Europe. In the nine-month comparison, an increase in employee-related costs and incentive compensation was partially offset by a decline in legal-related expenses.

        The provision for credit losses was ($7) million and ($4) million in the 2004 third quarter and nine months, respectively, compared to $2 million and $12 million in the 2003 third quarter and nine months, respectively. The improvement from the prior year was mainly due to net recoveries in the U.S., Japan and Asia. Loans 90 days or more past due were $150 million or 0.39% of total loans outstanding at September 30, 2004, compared with $146 million or 0.39% at June 30, 2004 and $124 million or 0.36% at September 30, 2003.

Asset Management

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$463	$421	10	$1,346	$1,166	15
Operating expenses	333	322	3	935	840	11

Income before taxes and minority interest	130	99	31	411	326	26
Income taxes	46	42	10	148	103	44
Minority interest, after-tax	—	—	—	5	1	NM

Net income	$84	$57	47	$258	$222	16

Assets under management (in billions of dollars) (1) (2)	$500.7	$495.4	1	$500.7	$495.4	1

Average Risk Capital(3)	$689			$693
Return on Risk Capital(3)	49%			50%
Return on Invested Capital(3)	12%			12%

(1)
Includes $34 billion and $32 billion in 2004 and 2003, respectively, for Private Bank clients.

(2)
Includes $38 billion in 2003 of St. Paul Travelers (formerly Travelers Property and Casualty Corp. (TPC)) assets which Asset Management managed on a third-party basis following the August 2002 distribution by Citigroup to its stockholders of a majority portion of its remaining ownership interest in TPC.

(3)
See Footnote (2) to the table on page 5.

NM
Not meaningful

        Asset Management reported net income of $84 million and $258 million in the 2004 third quarter and nine months, an increase of $27 million or 47% and $36 million or 16% from the respective 2003 periods. The increase in the three- and nine-month periods primarily reflects the absence of impairments of a DAC asset relating to the retirement services business in Argentina of $42 million and of Argentina GPNs of $9 million which occurred in the 2003 third quarter. The increase also reflects the cumulative impact of positive net flows and the impact of positive market action, partially offset by higher legal expenses as well as the termination of the contract to manage assets for St. Paul Travelers. The increase in income in the nine-month period was also partially offset by the impact of higher incentive compensation costs.

        Assets under management for the 2004 third quarter were $501 billion, an increase of $5 billion or 1% from the 2003 third quarter. The increase primarily reflects positive market action/other of $22 billion (which includes the impact of foreign exchange), positive cumulative net flows (excluding U.S. Retail Money Market funds) of $21 billion, and the addition of $3 billion in assets from the acquisition of KorAm. These increases were partially offset by the termination of the contract to manage $36 billion of assets for St. Paul Travelers and net outflows of U.S. Retail Money Market funds of $5 billion. Retail/Private Bank client assets were $232.4 billion as of September 30, 2004, up 6% compared to the prior-year period, primarily reflecting positive market action. Institutional client assets of $197.9 billion as of September 30, 2004 were up 14% compared to the prior-year period, primarily reflecting the impact of long-term product flows and positive market action. Retirement Services assets were $12.9 billion as of September 30, 2004, up 6% from the prior-year period. Other assets under management of $57.5 billion as of September 30, 2004 were down 36% from the prior-year period, reflecting the termination of the contract to manage $36 billion of assets for St. Paul Travelers.

        Revenues, net of interest expense, of $463 million and $1.346 billion in the 2004 third quarter and nine months increased $42 million or 10% and $180 million or 15% from the respective 2003 periods. The increase in the three- and nine-month periods was primarily due to the impact of positive market action, including the impact of FX, the cumulative impact of positive net flows and the absence of GPN impairments in Argentina of $9 million which occurred in the 2003 third quarter. These increases were partially offset by the termination of the contract to manage assets for St. Paul Travelers, the impact of outflows of U.S. Retail Money Market funds, and certain revenue sharing arrangements which decreased both revenues and expenses by $4 million and $13 million in the 2004 third quarter and nine months, respectively. Additionally, the nine-month period was positively impacted by the assets consolidated under FIN 46-R (which are denominated in euro) which generated $8 million of gains (offset in minority interest) due to foreign currency translation.

        Operating expenses of $333 million and $935 million in the 2004 third quarter and nine months increased $11 million or 3% and $95 million or 11% from the respective 2003 periods, primarily driven by higher expenses related to legal matters, partially offset by the absence of the DAC impairment in Argentina of $42 million and the impact of certain fee-sharing arrangements, which decreased both revenue and expenses by $4 million and $13 million in the 2004 third quarter and nine months, respectively. The nine-month period was also negatively impacted by higher employee compensation expenses.

        Minority interest, after tax, of $5 million for the 2004 nine months was due to the impact of consolidating certain assets under FIN 46-R.

PROPRIETARY INVESTMENT ACTIVITIES

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
	2004	2003		2004	2003
In millions of dollars
Revenues, net of interest expense	$287	$510	(44)	$1,004	$888	13
Operating expenses	112	84	33	322	253	27
Provision for credit losses	—	—	—	—	1	(100)

Income before taxes and minority interest	175	426	(59)	682	634	8
Income taxes	54	153	(65)	219	235	(7)
Minority interest, after-tax	10	145	(93)	53	170	(69)

Net Income	$111	$128	(13)	$410	$229	79

Average Risk Capital(1)	$3,629			$3,651
Return on Risk Capital(1)	12%			15%
Return on Invested Capital(1)	10%			13%

(1)
See Footnote (2) to the table on page 5.

        Proprietary Investment Activities reported revenues, net of interest expense, of $287 million in the 2004 third quarter, a decrease of $223 million or 44% from the 2003 third quarter. The decrease resulted primarily from lower other revenues of $171 million, lower mark-to-market gains on public securities of $68 million and lower net realized gains on sales of investments of $60 million, partially offset by higher net impairment/valuation revenues of $76 million. Operating expenses of $112 million in the 2004 third quarter increased $28 million or 33% from the 2003 third quarter, primarily reflecting increased private equity business activity in the Emerging Markets portfolio and higher incentive compensation within CAI. Minority interest, after-tax, of $10 million in the 2004 third quarter decreased $135 million or 93% from the 2003 third quarter primarily due to the absence of prior-year dividends and a mark-to-market valuation on the recapitalization of an investment held within the Citigroup Venture Capital (CVC) Equity Partners Fund, a majority-owned private equity fund.

        For the 2004 nine months, revenues, net of interest expense, of $1.004 billion increased $116 million or 13% from the 2003 nine-month period. The increase resulted primarily from higher net impairment/valuation revenues of $450 million and net realized gains on sales of investments of $75 million, primarily from higher Private Equity results, partially offset by lower mark-to-market gains on public securities of $323 million and other revenues of $86 million. The higher net impairment/valuation revenues were primarily driven by investment activity in Emerging Markets and Europe. The higher net realized gains were primarily driven by the sale of investments in Europe and of a portion of Citigroup's ownership interest in The St. Paul Travelers Companies' (formerly Travelers Property and Casualty (TPC)). The lower mark-to-market results on public securities resulted from investment losses in Emerging Markets and the United States. Operating expenses of $322 million in the 2004 nine-month period increased $69 million or 27% from the 2003 nine-month period primarily reflecting increased private equity business activity within Emerging Markets and higher incentive compensation within CAI. Minority interest, after-tax, of $53 million in the 2004 nine-month period decreased $117 million from the 2003 nine-month period primarily due to the absence of prior year dividends and a mark-to-market valuation on the recapitalization of an investment held within the CVC Equity Partners Fund.

        See Note 5 to the Consolidated Financial Statements for additional information on investments in fixed maturity and equity securities.

        The following sections contain information concerning revenues, net of interest expense, for the two main investment classifications of Proprietary Investment Activities.

        Private Equity includes equity and mezzanine debt financing on both a direct and an indirect basis, in companies primarily located in the United States and Western Europe, including investments made by the CVC Equity Partners Fund, investments in companies located in developing economies, CVC/Opportunity Equity Partners, LP (Opportunity), and the investment portfolio related to the Banamex acquisition in August 2001. Opportunity is a third-party managed fund through which Citigroup co-invests in companies that were privatized by the government of Brazil in the mid-1990s. The remaining investments in the Banamex portfolio were liquidated during 2003.

        Certain private equity investments held in investment company subsidiaries and Opportunity are carried at fair value with unrealized gains and losses recorded in income. Direct investments in companies located in developing economies are principally carried at cost with impairments recognized in income for "other than temporary" declines in value.

        As of September 30, 2004 and September 30, 2003, Private Equity included assets of $5.806 billion and $6.114 billion, respectively, with the portfolio primarily invested in industrial, consumer goods, communication and technology companies. The decline in the portfolio of $308 million relates to sales of private and public equity investments, the impact of valuation adjustments, and the liquidation of the Banamex portfolio.

        Revenues for Private Equity, net of interest expense, are composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
In millions of dollars
Net realized gains (losses)(1)	$26	$87	$315	$289
Public mark-to-market	22	90	(110)	215
Net impairments/valuations(2)	91	8	275	(224)
Other(3)	86	265	281	381

Revenues, net of interest expense	$225	$450	$761	$661

(1)
Includes the changes in unrealized gains (losses) related to mark-to-market reversals for investments sold during the year.

(2)
Includes valuation adjustments on private equity investments.

(3)
Includes other investment income (including dividends), management fees, and funding costs.

        Revenues, net of interest expense, of $225 million in the 2004 third quarter decreased $225 million from the 2003 third quarter, resulting from lower other revenues of $179 million, lower mark-to-market gains on public securities of $68 million and lower net realized gains on sales of investments of $61 million, partially offset by higher net impairment/valuation revenues of $83 million. The lower other revenue and realized gains are primarily due to the absence of revenues realized on private equity investments in the United States and Europe in 2003. The higher net impairment/valuation revenue is primarily from gains in an Emerging Markets private equity fund.

        For the 2004 nine months, revenues, net of interest expense, of $761 million increased $100 million from the 2003 nine-month period resulting from higher net impairment/valuation revenues of $499 million and higher net realized gains on sales of investments of $26 million, partially offset by lower mark-to-market gains on public securities of $325 million and lower other revenues of $100 million resulting from decreased dividends and fees. The higher net impairment/valuation revenues were primarily driven by investments in Emerging Markets and Europe. The higher net realized gains were driven by the sale of investments in Europe. The decrease in revenue related to the mark-to-market on public securities for the 2004 nine months was primarily driven by an investment in an Indian software company, reflecting a general decline in public market values in the Indian software sector.

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

        Other Investment Activities investments are primarily carried at fair value, with impairment write-downs recognized in income for "other than temporary" declines in value. On April 1, 2004, the merger of TPC and the St. Paul Companies was completed. Existing shares of TPC common stock were converted to 0.4334 shares of common stock of the St. Paul Travelers Companies (St. Paul). As of September 30, 2004, the Company held approximately 39.8 million shares or 5.9% of St. Paul's outstanding equity securities. The St. Paul common stock position is classified as available-for-sale. As of September 30, 2004, Other Investment Activities included assets of $2.626 billion, including $1.354 billion in St. Paul shares, $831 million in hedge funds (the majority of which represents money managed for third-party customers including St. Paul which are consolidated under FIN 46-R guidelines), $230 million in the LDC Debt/ Refinancing portfolios, and $211 million in other assets. As of September 30, 2003, total assets of Other Investment Activities were $2.958 billion, including $1.606 billion in St. Paul shares, $750 million in hedge funds, $409 million in the LDC Debt/Refinancing portfolios and $193 million in other assets.

        The major components of Other Investment Activities revenues, net of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
In millions of dollars
LDC Debt/Refinancing portfolios	$—	$1	$1	$6
Hedge fund investments	(15)	8	5	61
Other	77	51	237	160

Revenues, net of interest expense	$62	$60	$243	$227

        Revenues, net of interest expense, in the 2004 third quarter of $62 million increased $2 million from the 2003 third quarter, resulting from increases in other revenues of $26 million, partially offset by a $23 million decrease in hedge fund results. The higher other revenues resulted from increased revenues in real estate and CAI.

        For the 2004 nine months, revenues, net of interest expense, of $243 million, increased $16 million from the 2003 nine-month period, resulting from increases in other revenues of $77 million, partially offset by a $56 million decrease in hedge fund revenues and a $5 million decrease in LDC Debt/Refinancing revenues. The higher other revenues were primarily from net realized gains on the sale of St. Paul shares and increased revenue in CAI.

        Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 65.

CORPORATE/OTHER

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
In millions of dollars
Revenues, net of interest expense	($264)	$185	($108)	$612
Operating expenses	(31)	204	20	628
Provision for benefits, claims, and credit losses	2	(1)	—	(1)

Income (loss) before taxes and minority interest	(235)	(18)	(128)	(15)
Income taxes (benefits)	(211)	(173)	(211)	(148)
Minority interest, after-tax	—	3	(7)	8

Net Income (loss)	($24)	$152	$90	$125

        Corporate/Other reported a net loss of $24 million in the 2004 third quarter and net income of $90 million in the 2004 nine-month period, a decrease in income of $176 million and $35 million from the comparable 2003 periods. The decrease in the three-month period was primarily attributable to lower treasury earnings and increased taxes held at the Corporate level, partially offset by lower unallocated employee-related expenses. The decrease in the nine-month period was primarily attributable to lower net treasury results and higher unallocated employee-related costs, partially offset by the sale of EFS, which resulted in an after-tax gain of $180 million in the 2004 first quarter, and lower taxes held at the Corporate level.

        Revenues, net of interest expense, of ($264) million and ($108) million in the 2004 third quarter and nine months, respectively, decreased $449 million and $720 million, from the corresponding prior-year periods. The third quarter and nine-month decreases are primarily due to lower net treasury results and intersegment eliminations. The lower net treasury results for the three months were primarily due to higher interest expenses resulting from both higher volumes and increasing rates. For the nine months, in addition to the above, earnings were impacted by lower gains on fixed income investments. The 2004 third quarter decrease further reflects the absence of the prior-year revenues earned in the EFS business while the nine-month period reflects the gain on the sale of EFS, partially offset by the absence of prior-year EFS revenues.

        Operating expenses of ($31) million and $20 million in the 2004 third quarter and nine months decreased $235 million and $608 million, respectively, from the 2003 periods. The third quarter and nine-month period decreases are primarily due to lower intersegment eliminations, the absence of prior-year operating expenses in EFS and higher unallocated employee-related expenses in the nine-month comparison.

        Income tax benefits of $211 million in the three and nine months ended September 30, 2004 reflect the impact of a $147 million tax reserve release due to the closing of a tax audit. Income tax benefits of $173 million and $148 million in the three and nine months ended September 30, 2003, respectively, reflect the impact of a $200 million reserve release in the prior year related to the legacy Associates' business.

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

        Risk Capital for Citigroup was calculated to be approximately $50.0 billion, $51.5 billion, and $47.5 billion at September 30, 2004, June 30, 2004, and March 31, 2004, respectively, with the following breakdown by risk type:

	September 30, 2004	June 30, 2004	March 31, 2004
In billions of dollars
Credit risk	$31.6	$31.1	$28.4
Market risk	15.1	17.1	17.8
Operational risk	8.6	8.7	5.7
Insurance risk	0.2	0.2	0.2
Intersector diversification(1)	(5.5)	(5.6)	(4.6)

Total Citigroup	$50.0	$51.5	$47.5

Return on Risk Capital (Quarterly)	42%	9%	45%
(2004 Nine Months, Six Months)	32%	27%
Return on Invested Capital (Quarterly)	21%	5%	21%
(2004 Nine Months, Six Months)	16%	13%

(1)
Reduction in Risk represents diversification between risk sectors.

        The decrease in Citigroup's risk capital from June 30, 2004 to September 30, 2004 was primarily driven by a decrease in market risk, partly offset by an increase in credit risk due to portfolio growth.

        The increase in Citigroup's risk capital from March 31, 2004 to June 30, 2004 was primarily driven by an increase in operational and credit risk, partially offset by lower market risk and an increase in intersector diversification. Operational risk capital increased to reflect the WorldCom and Litigation Reserve Charge. Credit risk capital rose primarily due to the acquisition of KorAm and increased credit volume. The WorldCom and Litigation Reserve Charge increased risk capital for the GCIB by $2.6 billion and $1.3 billion at the Citigroup level after intersector diversification.

        Return on Risk Capital and Return on Invested Capital are provided for each segment and product and are disclosed on pages 16 to 36 of this Management's Discussion and Analysis.

        Tier 1 Capital plus the allowance for credit losses qualifying for Tier 2 Capital of $80.2 billion compared favorably to Citigroup Risk Capital requirements of $50.0 billion at September 30, 2004. The difference between Tier 1 Capital plus Reserves and Risk Capital requirements represents a significant level of surplus capital for internal growth, and the flexibility to pursue acquisition opportunities.

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

Details of Credit Loss Experience

	3rd Qtr. 2004	2nd Qtr. 2004	1st Qtr. 2004	4th Qtr. 2003	3rd Qtr. 2003
In millions of dollars
Allowance for credit losses at beginning of period	$12,715	$12,506	$12,643	$10,843	$11,167

Provision for credit losses
Consumer(4)	1,431	1,935	2,290	1,951	1,538
Corporate	(402)	(347)	(60)	242	76

	1,029	1,588	2,230	2,193	1,614

Gross credit losses:
Consumer(4)
In U.S. offices	1,542	1,769	1,952	1,640	1,264
In offices outside the U.S.	848	803	794	821	891
Corporate
In U.S. offices	27	9	18	57	110
In offices outside the U.S.	157	79	248	441	302

	2,574	2,660	3,012	2,959	2,567

Credit recoveries:
Consumer(4)
In U.S. offices	283	260	275	212	186
In offices outside the U.S.	172	165	164	205	228
Corporate(1)
In U.S. offices	27	12	35	12	3
In offices outside the U.S.	178	98	53	62	78

	660	535	527	491	495

Net credit losses
In U.S. offices	1,259	1,506	1,660	1,473	1,185
In offices outside the U.S.	655	619	825	995	887

	1,914	2,125	2,485	2,468	2,072

Other—net(2)	204	746	118	2,075	134

Allowance for credit losses at end of period	$12,034	$12,715	$12,506	$12,643	$10,843

Allowance for unfunded lending commitments(3)	600	600	600	600	526

Total allowance for loans, leases, and unfunded lending commitments	$12,634	$13,315	$13,106	$13,243	$11,369

Net consumer credit losses(4)	$1,935	$2,147	$2,307	$2,044	$1,741
As a percentage of average consumer loans	1.93%	2.22%	2.45%	2.26%	2.08%

Net corporate credit losses	$(21)	$(22)	$178	$424	$331
As a percentage of average corporate loans	NM	NM	0.73%	1.72%	1.29%

(1)
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

(4)
Includes Commercial Markets Group loans and loans made to Private Bank clients.

NM
Not meaningful

Cash-Basis, Renegotiated, and Past Due Loans

	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003
In millions of dollars
Corporate cash-basis loans
Collateral dependent (at lower of cost or collateral value)(1)	$15	$59	$71	$8	$36
Other(2)	2,185	2,560	2,842	3,411	3,753

Total	$2,200	$2,619	$2,913	$3,419	$3,789

Corporate cash-basis loans(2)
In U.S. offices	$334	$503	$518	$640	$856
In offices outside the U.S.	1,866	2,116	2,395	2,779	2,933

Total	$2,200	$2,619	$2,913	$3,419	$3,789

Renegotiated loans (includes Corporate and Commercial Markets Loans)
In U.S. offices	$69	$81	$91	$107	$110
In offices outside the U.S.	26	30	33	33	51

Total	$95	$111	$124	$140	$161

Consumer loans on which accrual of interest had been suspended
In U.S. offices	$2,622	$2,712	$2,877	$3,127	$3,086
In offices outside the U.S.	2,830	2,860	3,029	2,958	2,690

Total	$5,452	$5,572	$5,906	$6,085	$5,776

Accruing loans 90 or more days delinquent(3)(4)
In U.S. offices	$3,298	$2,770	$2,983	$3,298	$2,322
In offices outside the U.S.	358	503	545	576	490

Total	$3,656	$3,273	$3,528	$3,874	$2,812

(1)
A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(2)
The 2004 third quarter and 2004 second quarter includes the addition of $313 million and $227 million of corporate cash-basis loans, respectively, related to the acquisition of KorAm. The $86 million increase reflects the Company's ongoing review of KorAm's loan portfolio.

(3)
Substantially all consumer loans, of which $1,874 million, $1,459 million, $1,522 million, $1,643 million, and $1,672 million are government-guaranteed student loans and Federal Housing Authority mortgages at September 30, 2004, June 30, 2004, March 31, 2004, December 31, 2003, and September 30, 2003, respectively.

(4)
The September 30, 2004, June 30, 2004, March 31, 2004, and December 31, 2003 balances include the Sears and Home Depot data.

Other Real Estate Owned and Other Repossessed Assets

	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003
In millions of dollars
Other real estate owned(1)
Consumer	$373	$369	$396	$437	$460
Corporate	95	98	94	105	95

Total other real estate owned	$468	$467	$490	$542	$555

Other repossessed assets(2)	$100	$97	$123	$151	$182

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

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The table also summarizes the accrual status of Commercial Markets loans as a percentage of related loans. The managed loan portfolio includes credit card receivables held-for-sale and securitized, and the table reconciles to a held basis, the comparable GAAP measure. Only North America Cards from a product view and North America from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio, as the results of both the held and securitized portfolios impact the overall performance of the Cards business. For a further discussion of managed basis reporting, see the Cards business on page 17 and Note 12 to the Consolidated Financial Statements.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

	Total Loans	90 Days or More Past Due(1)			Average Loans	Net Credit Losses(1)
In millions of dollars, except total and average loan amounts in billions	Sept. 30, 2004	Sept. 30, 2004	Jun. 30, 2004	Sept. 30, 2003	3rd Qtr. 2004	3rd Qtr. 2004	2nd Qtr. 2004	3rd Qtr. 2003
Product View:

Cards	$157.3	$2,842	$2,808	$2,353	$154.8	$2,142	$2,373	$1,789
Ratio		1.81%	1.82%	1.83%		5.50%	6.27%	5.62%
North America	141.2	2,593	2,565	2,098	139.1	1,981	2,248	1,653
Ratio		1.84%	1.85%	1.82%		5.66%	6.61%	5.77%
International	16.1	249	243	255	15.7	161	125	136
Ratio		1.55%	1.55%	1.88%		4.09%	3.25%	4.27%
Consumer Finance	101.6	1,938	1,948	2,127	99.9	832	857	898
Ratio		1.91%	1.96%	2.30%		3.31%	3.52%	3.92%
North America	80.4	1,479	1,444	1,642	78.9	487	515	520
Ratio		1.84%	1.84%	2.29%		2.46%	2.69%	2.93%
International	21.2	459	504	485	21.0	345	342	378
Ratio		2.17%	2.38%	2.32%		6.52%	6.57%	7.34%
Retail Banking	154.6	3,907	3,576	3,707	149.9	176	176	210
Ratio		2.53%	2.46%	3.19%		0.47%	0.51%	0.72%
North America	108.1	2,473	2,054	2,318	104.7	25	45	21
Ratio		2.29%	2.03%	2.80%		0.09%	0.18%	0.10%
International	46.5	1,434	1,522	1,389	45.2	151	131	189
Ratio		3.08%	3.46%	4.16%		1.33%	1.28%	2.28%
Private Bank(2)	38.4	150	146	124	37.4	(8)	—	4
Ratio		0.39%	0.39%	0.36%		(0.08%)	(0.01%)	0.05%
Other Consumer	1.1	—	—	—	1.2	—	—	—

Managed loans (excluding Commercial Markets)(3)	$453.0	$8,837	$8,478	$8,311	$443.2	$3,142	$3,406	$2,901
Ratio		1.95%	1.94%	2.23%		2.82%	3.21%	3.14%

Securitized receivables (all in North America Cards)	(79.9)	(1,142)	(1,222)	(1,414)	(76.2)	(1,122)	(1,244)	(1,127)
Credit card receivables held-for-sale(4)	(7.5)	(176)	(133)	(120)	(7.4)	(128)	(46)	(83)

On-balance sheet loans (excluding Commercial Markets)(5)	$365.6	$7,519	$7,123	$6,777	$359.6	$1,892	$2,116	$1,691
Ratio		2.06%	2.01%	2.28%		2.09%	2.44%	2.31%

		Cash-Basis Loans(1)				Net Credit Losses(1)
Commercial Markets Groups	$39.3	$1,000	$1,173	$1,283	$40.1	$43	$31	$50
Ratio		2.55%	2.96%	3.17%		0.43%	0.31%	0.47%
Total Consumer Loans	$404.9				$399.7	$1,935	$2,147	$1,741

Regional View:
North America (excluding Mexico)	$344.0	$6,241	$5,758	$5,752	$336.7	$2,466	$2,763	$2,190
Ratio		1.81%	1.73%	2.02%		2.91%	3.42%	3.10%
Mexico	8.0	386	380	374	7.9	23	45	10
Ratio		4.85%	5.07%	5.77%		1.13%	2.35%	0.58%
EMEA	35.4	1,656	1,720	1,489	34.7	209	204	160
Ratio		4.68%	5.02%	4.80%		2.40%	2.40%	2.13%
Japan	16.1	290	340	343	16.3	304	303	343
Ratio		1.81%	2.02%	2.02%		7.40%	7.26%	8.36%
Asia (excluding Japan)	46.2	234	248	307	44.6	139	88	101
Ratio		0.51%	0.57%	0.96%		1.24%	0.88%	1.29%
Latin America	3.3	30	32	46	3.0	1	3	97
Ratio		0.90%	1.11%	1.56%		0.06%	0.42%	13.13%

Managed loans (excluding Commercial Markets)(3)	$453.0	$8,837	$8,478	$8,311	$443.2	$3,142	$3,406	$2,901
Ratio		1.95%	1.94%	2.23%		2.82%	3.21%	3.14%

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

(4)
Included within Other Assets on the Consolidated Balance Sheet.

(5)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the third quarter of 2004, which are included in Consumer Loans on the Consolidated Balance Sheet.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	Sept. 30, 2004	June 30, 2004	Sept. 30, 2003	3rd Qtr. 2004	2nd Qtr. 2004	3rd Qtr. 2003
Total managed	$492.3	$477.4	$413.7	$483.3	$467.1	$409.0
Securitized receivables	(79.9)	(76.4)	(73.6)	(76.2)	(75.6)	(72.1)
Loans held-for-sale(1)	(7.5)	(6.3)	(3.0)	(7.4)	(2.1)	(4.1)

On-balance sheet(2)	$404.9	$394.7	$337.1	$399.7	$389.4	$332.8

(1)
Included within Other Assets on the Consolidated Balance Sheet.

(2)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the third quarter of 2004, approximately $4 billion and $4 billion, respectively, for the second quarter of 2004, and approximately $2 billion and $2 billion, respectively, for the third quarter of 2003, which are included in Consumer Loans on the Consolidated Balance Sheet.

        Total delinquencies 90 days or more past due (excluding Commercial Markets) in the managed portfolio were $8.837 billion or 1.95% of loans at September 30, 2004, compared to $8.478 billion or 1.94% at June 30, 2004 and $8.311 billion or 2.23% at September 30, 2003. Total cash-basis loans in Commercial Markets were $1.000 billion or 2.55% of loans at September 30, 2004, compared to $1.173 billion or 2.96% at June 30, 2004 and $1.283 billion or 3.17% at September 30, 2003. Total managed net credit losses (excluding Commercial Markets) in the 2004 third quarter were $3.142 billion and the related loss ratio was 2.82%, compared to $3.406 billion and 3.21% in the 2004 second quarter and $2.901 billion and 3.14% in the 2003 third quarter. In Commercial Markets, total net credit losses were $43 million and the related loss ratio was 0.43% in the 2004 third quarter, compared to $31 million and 0.31% in the 2004 second quarter and $50 million and 0.47% in the 2003 third quarter. For a discussion of trends by business, see business discussions on pages 16 to 23 and page 34.

        Citigroup's total allowance for loans, leases and unfunded lending commitments of $12.634 billion is available to absorb probable credit losses in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $8.894 billion at September 30, 2004, $9.316 billion at June 30, 2004 and $7.038 billion at September 30, 2003. The increase in the allowance for credit losses from September 30, 2003 was primarily due to additions of $2.1 billion, $274 million and $148 million associated with the acquisitions of Sears, KorAm and WMF, respectively, as well as the reclassification in the 2004 second quarter of certain valuation reserves related to capital leases into the allowance for credit losses. These additions were partially offset by the impact of general reserve releases of $191 million and $436 million in the 2004 second and third quarters, respectively, related to improving credit conditions in North America, Latin America, Asia and Japan.

        On-balance sheet consumer loans of $404.9 billion increased $67.8 billion or 20% from September 30, 2003, primarily driven by the additions of the Sears, KorAm and WMF portfolios, combined with growth in mortgage and other real estate-secured loans in Consumer Assets, Consumer Finance and Private Bank. The impact of strengthening currencies also contributed to growth in consumer loans, as did increases in student loans in North America and margin lending in Private Bank. Excluding the impact of acquisitions, credit card receivables declined, partially due to the impact of higher securitization levels, a decline in introductory promotional rate balances reflecting a shift in acquisition marketing strategies and higher payment rates by customers. In CitiCapital North America, loans declined $3.5 billion reflecting the reclassification of operating leases from loans to other assets of $2.0 billion during the 2004 second quarter and the continued liquidation of non-core portfolios. A decline in Japan reflected continued contraction in the Consumer Finance portfolio.

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

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	Sept. 30, 2004	June 30, 2004	Dec. 31, 2003	Sept. 30, 2003
Corporate Cash-Basis Loans
Capital Markets and Banking	$2,149	$2,501	$3,263	$3,588
Transaction Services	51	118	156	201

Total Corporate Cash-Basis Loans(1)	$2,200	$2,619	$3,419	$3,789

Net Credit Losses
Capital Markets and Banking	$(6)	$(23)	$412	$331
Transaction Services	(15)	2	13	—
Other	—	(1)	(1)	—

Total Net Credit Losses	$(21)	$(22)	$424	$331

Corporate Allowance for Credit Losses	$3,140	$3,399	$3,555	$3,805
Corporate Allowance for Credit Losses on Unfunded Lending Commitments(2)	600	600	600	526

Total Corporate Allowance for Loans, Leases, and Unfunded Lending Commitments	$3,740	$3,999	$4,155	$4,331

Corporate Allowance As a Percentage of Total Corporate Loans(3)	2.80%	3.01%	3.62%	3.70%

(1)
The 2004 third and second quarters include the addition of $313 million and $227 million of cash-basis loans, respectively, related to the acquisition of KorAm.

(2)
Represents additional reserves recorded within Other Liabilities on the Consolidated Balance Sheet.

(3)
Does not include the Allowance for Unfunded Lending Commitments.

        Corporate cash-basis loans were $2.200 billion, $2.619 billion, $3.419 billion and $3.789 billion at September 30, 2004, June 30, 2004, December 31, 2003, and September 30, 2003, respectively. Cash-basis loans decreased $1.589 billion from September 30, 2003 due to decreases in Capital Markets and Banking and Transaction Services. Capital Markets and Banking at September 30, 2004 primarily reflects decreases to borrowers in the telecommunications and power and energy industries and charge-offs against reserves as well as paydowns from corporate borrowers in Argentina, Mexico, Australia, New Zealand and Hong Kong, partially offset by an increase from the KorAm acquisition. Transaction Services decreased primarily due to a reclassification of cash-basis loans along with charge-offs in Argentina and Poland. Cash-basis loans decreased $419 million compared to June 30, 2004 primarily due to a decrease in Capital Markets and Banking. This decrease primarily consisted of charge-offs taken against reserves and paydowns from borrowers in the power and energy industry as well as corporate borrowers in Argentina, Thailand and Mexico, partially offset by an increase in Russia.

        Total corporate Other Real Estate Owned (OREO) was $95 million, $98 million, $105 million and $95 million at September 30, 2004, June 30, 2004, December 31, 2003 and September 30, 2003, respectively.

        Total corporate loans outstanding at September 30, 2004 were $112 billion as compared to $113 billion at June 30, 2004, $98 billion at December 31, 2003 and $103 billion at September 30, 2003.

        Total corporate net credit losses of ($21) million at September 30, 2004 decreased $352 million as compared to September 30, 2003, primarily reflecting recoveries and lower net credit losses from counterparties in the power and energy industry as well as counterparties in North America, Argentina, Brazil, Australia and Singapore. The $17 million decrease from the 2004 second quarter in Transaction Services primarily reflects recoveries as well as lower net credit losses from counterparties in Argentina.

        The allowance for credit losses is established by management based upon estimates of probable losses in the portfolio. This evaluative process includes the utilization of statistical models to analyze such factors as default rates, both historic and projected, geographic and industry concentrations and environmental factors. Larger non-homogeneous credits are evaluated on an individual loan basis examining such factors as the borrower's financial strength and payment history, the financial stability of any guarantors and, for secured loans, the realizable value of any collateral. Additional reserves are established to provide for imprecision caused by the use of historical and projected loss data. Judgmental assessments are used to determine residual losses on the leasing portfolio.

        Citigroup's allowance for credit losses for loans, leases, and unfunded lending commitments of $12.634 billion is available to absorb probable credit losses in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the corporate portfolio was $3.740 billion at September 30, 2004 compared to $3.999 billion at June 30, 2004, $4.155 billion at December 31, 2003, and $4.331 billion at September 30, 2003. The allowance attributed to corporate loans, leases and unfunded lending commitments as a percentage of corporate loans was 3.33% at September 30, 2004 as compared to 3.54%, 4.24% and 4.21% at June 30, 2004, December 31, 2003 and September 30, 2003, respectively. The $591 million decrease in total corporate reserves for the twelve months ending September 30, 2004 primarily reflects write-offs against previously-established reserves in the telecommunications and power and energy industries and reserve releases of $950 million due to improving credit quality in the portfolio. The $259 million decrease in total corporate reserves from June 30, 2004 reflects a $250 million reserve release due to improving credit quality in the portfolio, partially offset by $117 million of additional reserves related to the KorAm acquisition. The $250 million reserve release was geographically attributed to Mexico ($150 million), Latin America ($83 million), Japan ($14 million) and EMEA ($3 million). Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly-defined business or loan type. Corporate net credit losses and cash-basis loans are expected to remain stable through 2004. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 65.

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

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" section beginning on page 53. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in Non-trading Portfolios, as well as in Trading Portfolios.

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

Citigroup Interest Rate Exposure (Impact on Pretax Earnings)(1)

        The table below illustrates the impact to Citigroup's pretax earnings over a one-year and five-year time horizon from an instantaneous 100 basis point (bps) increase and a 100 bps decrease in the yield curves applicable to various currencies, the primary scenarios evaluated by senior management.

	September 30, 2004		June 30, 2004		September 30, 2003
	100 bps Increase	100 bps Decrease	100 bps Increase	100 bps Decrease	100 bps Increase	100 bps Decrease
In millions of dollars
U.S. dollar
Twelve months and less	$(369)	$131	$(647)	$525	$(745)	$598
Discounted five year	$514	$(1,906)	$(73)	$(1,014)	$505	$(1,258)

Mexican peso
Twelve months and less	$41	$(41)	$46	$(46)	$20	$(20)
Discounted five year	$145	$(146)	$196	$(196)	$101	$(101)

Euro
Twelve months and less	$(67)	$66	$(89)	$89	$(105)	$105
Discounted five year	$75	$(76)	$28	$(28)	$(84)	$84

Japanese yen
Twelve months and less	$47	NM (2)	$60	NM (2)	$53	NM (2)
Discounted five year	$163	NM (2)	$215	NM (2)	$71	NM (2)

Pound sterling
Twelve months and less	$33	$(34)	$38	$(38)	$26	$(26)
Discounted five year	$169	$(171)	$186	$(186)	$136	$(136)

(1)
Excludes the insurance companies (see below).
(2)
Not meaningful. A 100 bps decrease in interest rates would imply negative rates for the Japanese yen yield curve.

        The changes in U.S. dollar Interest Rate Exposure from the prior quarter reflect changes in the aggregate asset/liability mix and Citigroup's view of prevailing interest rates. The changes in U.S. dollar Interest Rate Exposure from the prior-year quarter reflect changes in the aggregate asset/liability mix, changes in actual and projected pre-payments for mortgages and mortgage-related investments, the impact on stockholders' equity of retained earnings net of the WorldCom and Litigation Reserve Charge, as well as Citigroup's view of prevailing interest rates. As of September 30, 2004, a 100 bps increase in U.S. dollar interest rates would have a negative impact over the next twelve months of less than 1% of the previous twelve months net interest income (interest revenue less interest expense).

Insurance Companies

        The table below reflects the estimated decrease in the fair value of financial instruments held in the insurance companies, as a result of a 100 basis point increase in interest rates.

	September 30, 2004	June 30, 2004	September 30, 2003
In millions of dollars
Assets:
Investments	$2,398	$2,295	$2,220

Liabilities:
Long-term debt	$5	$7	$8
Contractholder funds	1,085	1,003	965

        A significant portion of the insurance companies liabilities (Insurance policy and claim reserves) are not financial instruments and are excluded from the above sensitivity analysis. The corresponding changes in the fair values of the Insurance policy and claim reserves are decreases of $683 million, $649 million, and $691 million at September 30, 2004, June 30, 2004 and September 30, 2003, respectively. Furthermore, the analysis does not change the economics of asset-liability matching risk mitigation strategies employed by the insurance businesses. The duration of Invested assets are closely matched with the related Insurance liabilities, diminishing the exposure to interest rate generated volatility. Including Insurance policy and claim liabilities, along with the aforementioned duration matching techniques, significantly decreases the impact implied in the above table.

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

        For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $119 million at September 30, 2004. Daily exposures averaged $99 million during the 2004 third quarter and ranged from $89 million to $122 million.

        The following table summarizes Value-at-Risk in the trading portfolios as of September 30, 2004, June 30, 2004, and September 30, 2003, including the quarterly averages:

	September 30, 2004	Third Quarter 2004 Average	June 30, 2004	Second Quarter 2004 Average	September 30, 2003	Third Quarter 2003 Average
In millions of dollars
Interest rate	$118	$99	$96	$94	$75	$83
Foreign exchange	15	17	14	14	15	17
Equity	24	21	23	25	20	13
Commodity	13	15	20	16	4	4
Covariance adjustment	(51)	(53)	(54)	(53)	(40)	(39)

Total	$119	$99	$99	$96	$74	$78

        The table below provides the ranges of Value-at-Risk in the trading portfolios that were experienced during the third and second quarters of 2004 and the third quarter of 2003:

	Third Quarter 2004		Second Quarter 2004		Third Quarter 2003
	Low	High	Low	High	Low	High
In millions of dollars
Interest rate	$86	$126	$83	$112	$69	$107
Foreign exchange	10	24	9	28	11	27
Equity	15	28	21	32	9	24
Commodity	8	22	12	20	3	7

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

	Cross-Border Claims on Third Parties				September 30, 2004			December 31, 2003

	Trading and Short- Term Claims(1)	Resale Agree- ments	All Other	Total	Net Investments in and Funding of Local Franchises(2)	Total Cross- Border Out- standings	Commit- ments(3)	Total Cross- Border Out- standings	Commit- ments(3)
In billions of dollars
United Kingdom	$5.4	$15.9	$3.5	$24.8	$—	$24.8	$60.7	$32.4	$28.3
Germany	16.6	1.3	1.5	19.4	3.4	22.8	19.4	21.7	14.5
France	8.4	8.1	1.0	17.5	—	17.5	13.6	14.8	7.9
Korea	2.2	0.2	0.2	2.6	10.0	12.6	2.9	4.8	0.2
Canada	3.6	0.6	1.5	5.7	5.5	11.2	2.4	10.2	2.2
Netherlands	8.1	1.3	1.7	11.1	—	11.1	4.8	8.4	3.7
Japan	2.9	6.0	1.0	9.9	—	9.9	0.5	11.7	0.5
Italy	5.2	1.4	0.5	7.1	1.6	8.7	2.7	14.2	2.3
Australia	1.7	0.3	0.6	2.6	—	2.6	0.4	8.2	0.2

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

        Total cross-border outstandings for September 30, 2004 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis amounted to $9.3 billion for the United Kingdom, $36.6 billion for Germany, $16.9 billion for France, $12.9 billion for Korea, $12.3 billion for Canada, $12.4 billion for the Netherlands, $9.4 billion for Japan, $12.9 billion for Italy, and $5.5 billion for Australia.

        Total cross-border outstandings for December 31, 2003 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis amounted to $14.6 billion for the United Kingdom, $41.4 billion for Germany, $17.5 billion for France, $4.1 billion for Korea, $11.5 billion for Canada, $10.0 billion for the Netherlands, $11.9 billion for Japan, $18.7 billion for Italy, and $9.8 billion for Australia.

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

        As noted in the table below, Citigroup maintained its well-capitalized position during the first nine months of 2004 and the full year of 2003. The decreases in the Tier 1 and Total Capital Ratios which occurred during the first half of 2004 were primarily due to the WorldCom and Litigation Reserve Charge and the acquisition of KorAm Bank.

Citigroup Ratios

	September 30, 2004	June 30, 2004	December 31, 2003
Tier 1 Capital	8.37%	8.16%	8.91%
Total Capital (Tier 1 and Tier 2)	11.49%	11.31%	12.04%
Leverage(1)	5.01%	4.88%	5.56%
Common stockholders' equity	7.12%	6.96%	7.67%

(1)
Tier 1 Capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

	Sept. 30, 2004	June 30, 2004	Dec. 31, 2003
In millions of dollars

Tier 1 Capital
Common stockholders' equity	$102,241	$97,186	$96,889
Qualifying perpetual preferred stock	1,125	1,125	1,125
Qualifying mandatorily redeemable securities of subsidiary trusts	6,241	6,152	6,257
Minority interest	993	1,134	1,158
Less: Net unrealized gains on securities available-for-sale(1)	(2,243)	(1,105)	(2,908)
Accumulated net gains on cash flow hedges, net of tax	(219)	(575)	(751)
Intangible assets:(2)
Goodwill	(30,809)	(30,215)	(27,581)
Other disallowed intangible assets	(7,282)	(7,159)	(6,725)
50% investment in certain subsidiaries(3)	(58)	(53)	(45)
Other	(344)	(609)	(548)

Total Tier 1 Capital	69,645	65,881	66,871

Tier 2 Capital
Allowance for credit losses(4)	10,536	10,227	9,545
Qualifying debt(5)	15,211	14,907	13,573
Unrealized marketable equity securities gains(1)	275	393	399
Less: 50% investment in certain subsidiaries(3)	(57)	(52)	(45)

Total Tier 2 Capital	25,965	25,475	23,472

Total Capital (Tier 1 and Tier 2)	$95,610	$91,356	$90,343

Risk-adjusted assets(6)	$832,172	$807,513	$750,293

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
(2)
The increase in intangible assets during 2004 was primarily due to the acquisitions of Lava Trading, Inc. in August 2004, PRMI in July 2004, KorAm in May 2004, and WMF in January 2004.
(3)
Represents unconsolidated banking and finance subsidiaries.
(4)
Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(5)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.
(6)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $43.6 billion for interest rate, commodity and equity derivative contracts, as of September 30, 2004, compared to $40.0 billion as of June 30, 2004, and $39.1 billion as of December 31, 2003. Market risk-equivalent assets included in risk-adjusted assets amounted to $45.7 billion at September 30, 2004, $39.1 billion at June 30, 2004, and $40.6 billion at December 31, 2003. Risk-adjusted assets also includes the effect of other off-balance sheet exposures such as unused loan commitments and letters of credit and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        Common stockholders' equity increased approximately $5.4 billion during the first nine months of 2004 to $102.2 billion at September 30, 2004, representing 7.1% of assets, compared to $96.9 billion and 7.7% at year-end 2003. The increase in common stockholders' equity during the first nine months of 2004 reflected net income of $11.7 billion and $2.4 billion related to the net issuance of shares pursuant to employee benefit plans and other activity, offset by dividends declared on common and preferred stock of $6.3 billion, $1.6 billion related to the after-tax net change in equity from non-owner sources, treasury stock acquired of $0.5 billion including shares repurchased from the Citigroup Employee Pension Fund, and $0.3 billion related to the net issuance of restricted and deferred stock. The decrease in the common stockholders' equity ratio during the first nine months of 2004 reflected the above items and the 13.6% increase in total assets.

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, at September 30, 2004, June 30, 2004 and December 31, 2003 were $6.241 billion, $6.152 billion and $6.257 billion, respectively. The amount outstanding at December 31, 2003 included $5.217 billion of parent-obligated securities and $840 million of subsidiary-obligated securities. During the 2004 first quarter, the Company deconsolidated the subsidiary issuer trusts in accordance with FIN 46-R. On September 27, 2004 Citigroup issued $600 million in Trust Preferred Securities (Citigroup XI). On October 14, 2004, Citigroup redeemed for cash all of the $600 million Trust Preferred Securities of Citigroup Capital VI, at the redemption price of $25 per preferred security plus any accrued distribution to but excluding the date of redemption. The FRB has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 Capital. On May 6, 2004, the FRB issued a proposed rule that would retain trust preferred securities in Tier 1 Capital of Bank Holding Companies (BHCs), subject to conditions. See "Regulatory Capital and Accounting Standards Developments" on page 57. If Tier 2 Capital treatment had been required at September 30, 2004, Citigroup would have continued to be "well-capitalized."

        On July 20, 2004, the federal banking and thrift regulatory agencies issued the final rule on capital requirements for asset-backed commercial paper (ABCP) programs. The final rule, which generally became effective September 30, 2004, increased the capital requirement on most short-term liquidity facilities that provide support to ABCP programs by imposing a 10% credit conversion factor on such facilities. Additionally, the final rule permanently excludes ABCP program assets consolidated under FIN 46-R and any minority interests from the calculation of risk-weighted assets and Tier 1 Capital, respectively. The denominator of the leverage ratio calculation remains unaffected by the final rule, as the risk-based capital treatment does not alter the reporting of the on-balance sheet assets under GAAP guidelines. The impact of adopting the final rule on Citigroup's Tier 1 Capital ratio was approximately 4.0 basis points.

        Citicorp's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well-capitalized" under federal bank regulatory agency definitions, Citicorp's depository institutions must have a Tier 1 Capital Ratio of at least 6%, a combined Tier 1 and Tier 2 Capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. At September 30, 2004, all of Citicorp's subsidiary depository institutions were "well-capitalized" under the federal regulatory agencies' definitions.

        Similar to Citigroup, Citicorp's capital ratios include the benefit of the inclusion of trust preferred securities.

Citicorp Ratios

	September 30, 2004	June 30, 2004	December 31, 2003
Tier 1 Capital	8.42%	8.39%	8.44%
Total Capital (Tier 1 and Tier 2)	12.46%	12.55%	12.68%
Leverage(1)	6.53%	6.45%	6.70%
Common stockholder's equity	9.96%	9.72%	9.97%

(1)
Tier 1 Capital divided by adjusted average assets.

Citicorp Components of Capital Under Regulatory Guidelines

	September 30, 2004	June 30, 2004	December 31, 2003
In billions of dollars

Tier 1 Capital	$55.8	$53.8	$50.7
Total Capital (Tier 1 and Tier 2)	$82.5	$80.5	$76.2

Other Subsidiary Capital Considerations

        Certain of the Company's U.S. and non-U.S. broker/dealer subsidiaries, including Citigroup Global Markets Inc. (CGMI), an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI), are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The Company's U.S. registered broker/dealer subsidiaries are subject to the Securities and Exchange Commission's net capital rule, Rule 15c3-1 (the Net Capital Rule), promulgated under the Exchange Act. The Net Capital Rule requires the maintenance of minimum net capital, as defined. The Net Capital Rule also limits the ability of broker/dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict CGMHI's ability to withdraw capital from its broker/dealer subsidiaries, which in turn could limit CGMHI's ability to pay dividends and make payments on its debt. CGMHI monitors its leverage and capital ratios on a daily basis. Certain of the Company's broker/dealer subsidiaries are also subject to regulation in the countries outside of the U.S. in which they do business. Such regulations may include requirements to maintain specified levels of net capital or its equivalent. The Company's U.S. and non-U.S. broker/dealer subsidiaries were in compliance with their respective capital requirements at September 30, 2004.

        Certain of the Company's Insurance Subsidiaries are subject to regulatory capital requirements. The National Association of Insurance Commissioners (NAIC) adopted risk-based capital (RBC) requirements for life insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, the Company believes it is not appropriate to use the formulas to rate or to rank such companies. At September 30, 2004, all of the Company's life insurance companies had adjusted capital in excess of amounts requiring Company or any regulatory action.

Share Repurchases

        Under its long-standing repurchase program, the Company buys back common shares in the market or otherwise from time to time, primarily to provide shares for use under its equity compensation plans.

        The following table summarizes the Company's share repurchases during 2004:

	Total Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
In millions, except per share amounts

January 2004
Open market repurchases(1)	—	—	$2,732
Employee transactions(2)	12.8	$49.72	N/A
Private equity transactions(3)	10.0	$50.22	$2,230
February 2004
Open market repurchases	0.5	$48.89	$2,208
Employee transactions	0.6	$49.36	N/A
March 2004
Employee transactions	8.6	$45.38	N/A

First quarter 2004
Open market repurchases	0.5	$48.89
Employee transactions	22.0	$48.02
Private equity transactions	10.0	$50.22

Total first quarter 2004	32.5	$48.71	$2,208

April 2004
Employee transactions	0.9	$51.69	N/A
May 2004
Employee transactions	0.1	$47.29	N/A
June 2004
Employee transactions	0.2	$46.92	N/A

Second quarter 2004
Employee transactions	1.2	$50.57

Total second quarter 2004	1.2	$50.57	$2,208

July 2004
Employee transactions	1.7	$45.73	N/A
August 2004
Employee transactions	0.6	$45.44	N/A
September 2004
Open market repurchases	0.1	$44.19	$2,206
Employee transactions	0.2	$46.36	N/A

Third quarter 2004
Open market repurchases	0.1	$44.19
Employee transactions	2.5	$45.69

Total third quarter 2004	2.6	$45.66	$2,206

Year-to-date 2004
Open market repurchases	0.6	$48.47
Employee transactions	25.7	$47.92
Private equity transactions	10.0	$50.22

Total year-to-date 2004	36.3	$48.56	$2,206

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

Regulatory Capital and Accounting Standards Developments

        The Basel Committee on Banking Supervision (the Basel Committee), consisting of central banks and bank supervisors from 13 countries, has developed a new set of risk-based capital standards (the New Accord), on which it has received significant input from Citigroup and other major banking organizations. The Basel Committee published the text of the New Accord on June 26, 2004. The Basel Committee has added an additional year of impact analysis and parallel testing for banks adopting the advanced approaches, with implementation extended until year-end 2007. The U.S. banking regulators issued an advance notice of proposed rulemaking in August 2003 to address issues in advance of publishing their proposed rules incorporating the new Basel standards. The final version of these rules will apply to Citigroup and other large U.S. banks and BHCs. Citigroup is assessing the impact of these future capital standards, while continuing to participate in efforts to refine the U.S. standards and monitor the progress of related Basel initiatives.

        On May 6, 2004, the FRB issued a proposed rule that would retain trust preferred securities in the Tier 1 Capital of BHCs, but with stricter quantitative limits and clearer qualitative standards. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements includable in Tier 1 Capital would be limited to 25% of Tier 1 Capital elements, net of goodwill. Under these proposed rules Citigroup currently would have less than 11% against this limit. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 Capital, subject to restrictions. Internationally-active BHCs (such as Citigroup) would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 Capital elements, net of goodwill. Under this 15% limit, Citigroup would be able to retain the full amount of its trust preferred securities within Tier 1 Capital.

        Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 65.

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

        A series of standard corporate-wide liquidity ratios have been established to monitor the structural elements of Citigroup's liquidity. For bank entities these include cash capital (defined as core deposits, long-term liabilities, and capital compared with illiquid assets), liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans. Several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. For the Parent Company, Insurance Entities and CGMHI, there are ratios established for liquid assets against short-term obligations. Triggers to elicit management discussion, which may result in other actions, have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

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

        As of September 30, 2004, Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies, without regulatory approval, of approximately $10.5 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of September 30, 2004, its bank subsidiaries can directly or through their parent holding company distribute dividends to Citicorp of approximately $8.9 billion of the available $10.5 billion.

        Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

        As discussed in the "Capital Resources" section beginning on page 53, the ability of CGMHI to declare dividends could be restricted by capital considerations of its broker/dealer subsidiaries.

        The Travelers Insurance Company (TIC) is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $845 million of statutory surplus is available by the end of the year 2004 for such dividends without the prior approval of the Connecticut Insurance Department, of which $772 million was paid during the first nine months of 2004.

        During 2004, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 65.

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

        Citigroup's funding sources are well-diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the Parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $534.5 billion at September 30, 2004. A significant portion of these deposits have been, and are expected to be, long-term and stable and are considered core.

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

        Citigroup, Citicorp, and CGMHI are the primary legal entities issuing commercial paper directly to investors. Citigroup and Citicorp, both of which are bank holding companies, maintain liquidity reserves of cash and securities to support their combined outstanding commercial paper. CGMHI maintains liquidity reserves of cash and liquid securities to support its outstanding commercial paper.

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

Citicorp

        Citicorp, a U.S. bank holding company with no significant operating activities of its own, is a wholly owned indirect subsidiary of Citigroup. While Citicorp is a separately-rated entity, it did not access external markets for any long-term debt or equity issuance during the first nine months of 2004. Citicorp continues to issue commercial paper within Board-established limits and certain management guidelines.

        On a combined basis, at the Holding Company level, Citigroup and Citicorp maintain sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without incremental access to the unsecured markets. In aggregate, bank subsidiaries maintain "cash capital," (defined as core deposits, long-term liabilities, and capital) in excess of their illiquid assets.

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

        A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 60% and 58% of total funding at September 30, 2004 and December 31, 2003, respectively, are broadly diversified by both geography and customer segments.

        Asset securitization programs remain an important source of liquidity. See Note 12 to the Consolidated Financial Statements for additional information about securitization activities.

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, has an unutilized credit facility of Canadian $1.0 billion as of September 30, 2004 that matures in 2005. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the credit facility's agreements). At September 30, 2004, this requirement was exceeded by approximately $69.6 billion.

CGMHI

        CGMHI's total assets were $436 billion at September 30, 2004, an increase from $351 billion at year-end 2003. Due to the nature of the CGMHI's trading activities, it is not uncommon for CGMHI's asset levels to fluctuate significantly from period to period.

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

        CGMHI funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements, and secured loans is CGMHI's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" (FIN 41). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $275.1 billion at September 30, 2004. Uncollateralized short-term borrowings provide CGMHI with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $27.0 billion at September 30, 2004.

        CGMHI has a $2.5 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. This facility has a two-year term-out provision with any borrowings maturing in May 2007. CGMHI also has three-year facilities totaling $1.4 billion with unaffiliated banks with any borrowings maturing in May 2007 and $1.6 billion in committed uncollateralized 364-day facilities with unaffiliated banks that extend through various dates through 2007. CGMHI may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate) and compensates the banks for these facilities through facility fees. At September 30, 2004, there were no outstanding borrowings under these facilities. CGMHI also has committed long-term financing facilities with unaffiliated banks. At September 30, 2004, CGMHI had drawn down the full $1.7 billion then available under these facilities. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). CGMHI compensates the banks for these facilities through facility fees. Under all of these facilities, CGMHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At September 30, 2004, this requirement was exceeded by approximately $6.7 billion. CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

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

The Travelers Insurance Company (TIC)

        At September 30, 2004, TIC had $46.8 billion of life and annuity product deposit funds and reserves. Of that total, $26.6 billion is not subject to discretionary withdrawal based on contract terms. The remaining $20.2 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $7.5 billion of liabilities that is surrenderable with market value adjustments. Also included is an additional $4.6 billion of the life insurance and individual annuity liabilities which is subject to discretionary withdrawals at an average surrender charge of 6.4%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $8.1 billion of liabilities is surrenderable without charge. Approximately 6.0% of this relates to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

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

        Our credit card receivable and mortgage loan securitizations are organized as Qualifying SPEs (QSPEs) and are, therefore, not VIEs subject to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). SPEs may be QSPEs or VIEs or neither. When an entity is deemed a variable interest entity (VIE) under FIN 46, the entity in question must be consolidated by the primary beneficiary; however, we are not the primary beneficiary of most of these entities and as such do not consolidate most of them.

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

        At September 30, 2004 and December 31, 2003, total assets in the off-balance sheet credit card trusts were $90 billion and $89 billion, respectively. Of those amounts at September 30, 2004 and December 31, 2003, $78 billion and $76 billion, respectively, has been sold to investors via trust-issued securities, and of the remaining seller's interest, $10.7 billion and $11.9 billion, respectively, is recorded in Citigroup's Consolidated Balance Sheet as Consumer Loans and additional retained securities issued by the trust totaling $1.6 billion and $1.1 billion at September 30, 2004 and December 31, 2003, respectively, are included in Citigroup's Consolidated Balance Sheet as Available-for-Sale securities. Citigroup retains credit risk on its seller's interests and reserves for expected credit losses. Amounts receivable from the trusts were $1.1 billion and $1.4 billion, respectively, and amounts due to the trusts were $1.1 billion and $1.1 billion, respectively, at September 30, 2004 and December 31, 2003. The Company also recognized an interest-only strip of $891 million and $836 million at September 30, 2004 and December 31, 2003, respectively, that arose from the calculation of gain or loss at the time assets were sold to the QSPE. In the three months ended September 30, 2004 and September 30, 2003, the Company recorded net gains of $146 million and $64 million, respectively, and $147 million and $279 million for the first nine months of 2004 and 2003, respectively, primarily related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights that entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other assets securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. At September 30, 2004 and December 31, 2003, the total amount of mortgage and other loan products securitized and outstanding was $261.4 billion and $141.1 billion, respectively. Servicing rights and other retained interests amounted to $8.0 billion and $6.3 billion at September 30, 2004 and December 31, 2003, respectively. The Company recognized gains related to the securitization of mortgages and other assets of $186 million and $196 million during the three months ended September 30, 2004 and 2003, respectively, and $334 million and $520 million during the first nine months of 2004 and 2003, respectively.

Securitizations of Client Assets

        The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit. These non-consolidation conclusions were not changed upon the adoption of FIN 46 (revised December 2003) (FIN 46-R) in the first quarter of 2004. At September 30, 2004 and December 31, 2003, total assets in the unconsolidated conduits were $45 billion and $44 billion, respectively, and liabilities were $45 billion and $44 billion, respectively. One conduit with assets of $675 million at September 30, 2004 and $823 million at December 31, 2003 is consolidated.

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

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitment as of September 30, 2004 and December 31, 2003. Further details are included in the footnotes.

In millions of dollars	September 30, 2004	December 31, 2003
Financial standby letters of credit and foreign office guarantees	$37,118	$36,402
Performance standby letters of credit and foreign office guarantees	8,440	8,101
Commercial and similar letters of credit	5,781	4,411
One- to four-family residential mortgages	6,358	3,599
Revolving open-end loans secured by one- to four-family residential properties	14,348	14,007
Commercial real estate, construction and land development	1,856	1,382
Credit card lines(1)	757,596	739,162
Commercial and other consumer loan commitments(2)	238,395	210,751

Total	$1,069,892	$1,017,815

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $120 billion and $119 billion with original maturity of less than one year at September 30, 2004 and December 31, 2003, respectively.

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

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: global economic conditions; sovereign or regulatory actions, including actions taken by the Argentine government associated with its anticipated debt restructuring; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of interest rates, bankruptcy filings and unemployment rates around the world; the impact of the sanctions on Citibank Japan's operations by the Financial Services Agency of Japan; the credit performance of the portfolios; portfolio growth and seasonal factors; subsidiaries' dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the effect of acquisitions; and the resolution of legal proceedings and related matters.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
In millions of dollars, except per share amounts
Revenues
Loan interest, including fees	$11,056	$9,098	$32,726	$27,880
Other interest and dividends	5,907	4,755	16,230	14,406
Insurance premiums	1,090	1,071	2,865	2,735
Commissions and fees	3,517	4,132	12,335	11,881
Principal transactions	398	1,307	2,790	4,220
Asset management and administration fees	1,688	1,426	5,057	4,031
Realized gains (losses) from sales of investments	281	115	623	465
Other revenue	2,471	1,430	7,045	4,755

Total revenues	26,408	23,334	79,671	70,373
Interest expense	5,894	3,936	15,367	13,085

Total revenues, net of interest expense	20,514	19,398	64,304	57,288

Benefits, claims, and credit losses
Policyholder benefits and claims	1,059	1,107	2,785	2,879
Provision for credit losses	1,029	1,614	4,847	5,853

Total benefits, claims, and credit losses	2,088	2,721	7,632	8,732

Operating expenses
Non-insurance compensation and benefits	5,611	5,228	17,396	16,078
Net occupancy expense	1,244	1,045	3,542	3,150
Technology/communications expense	931	899	2,701	2,490
Insurance underwriting, acquisition, and operating	333	262	911	791
Restructuring-related items	—	(11)	(3)	(25)
Other operating expenses	2,625	2,190	15,472	6,652

Total operating expenses	10,744	9,613	40,019	29,136

Income before income taxes and minority interest	7,682	7,064	16,653	19,420
Provision for income taxes	2,305	2,208	4,752	6,083
Minority interest, after-tax	69	165	176	244

Net income	$5,308	$4,691	$11,725	$13,093

Basic Earnings Per Share	$1.03	$0.92	$2.29	$2.56
Weighted average common shares outstanding	5,112.3	5,096.8	5,102.8	5,092.4

Diluted Earnings Per Share	$1.02	$0.90	$2.24	$2.51
Adjusted weighted average common shares outstanding	5,205.6	5,206.5	5,203.3	5,186.4

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30, 2004 (Unaudited)	December 31, 2003
In millions of dollars
Assets
Cash and due from banks (including segregated cash and other deposits)	$25,483	$21,149
Deposits at interest with banks	23,407	19,777
Federal funds sold and securities borrowed or purchased under agreements to resell	208,159	172,174
Brokerage receivables	37,987	26,476
Trading account assets (including $98,105 and $65,352 pledged to creditors at September 30, 2004 and December 31, 2003, respectively)	264,227	235,319
Investments (including $15,544 and $12,066 pledged to creditors at September 30, 2004 and December 31, 2003, respectively)	205,632	182,892
Loans, net of unearned income
Consumer	408,376	379,932
Corporate	112,309	98,074

Loans, net of unearned income	520,685	478,006
Allowance for credit losses	(12,034)	(12,643)

Total loans, net	508,651	465,363
Goodwill	30,809	27,581
Intangible assets	16,192	13,881
Reinsurance recoverables	4,722	4,577
Separate and variable accounts	29,839	27,473
Other assets	81,446	67,370

Total assets	$1,436,554	$1,264,032

Liabilities
Non-interest-bearing deposits in U.S. offices	$30,785	$30,074
Interest-bearing deposits in U.S. offices	156,802	146,675
Non-interest-bearing deposits in offices outside the U.S.	27,420	22,940
Interest-bearing deposits in offices outside the U.S.	319,444	274,326

Total deposits	534,451	474,015
Federal funds purchased and securities loaned or sold under agreements to repurchase	217,157	181,156
Brokerage payables	41,986	37,330
Trading account liabilities	137,078	121,869
Contractholder funds and separate and variable accounts	63,341	58,402
Insurance policy and claims reserves	18,416	17,478
Investment banking and brokerage borrowings	27,697	22,442
Short-term borrowings	35,506	36,187
Long-term debt	198,713	162,702
Other liabilities	58,843	48,380

Citigroup or subsidiary-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of —Parent	—	5,217
—Subsidiary	—	840

Total liabilities	1,333,188	1,166,018

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	1,125	1,125
Common stock ($.01 par value; authorized shares: 15 billion), issued shares—5,477,416,086 at September 30, 2004 and 5,477,416,254 at December 31, 2003	55	55
Additional paid-in capital	18,685	17,531
Retained earnings	98,930	93,483
Treasury stock, at cost: September 30, 2004—287,663,250 shares and December 31, 2003—320,466,849 shares	(10,814)	(11,524)
Accumulated other changes in equity from nonowner sources	(2,424)	(806)
Unearned compensation	(2,191)	(1,850)

Total stockholders' equity	103,366	98,014

Total liabilities and stockholders' equity	$1,436,554	$1,264,032

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
In millions of dollars, except shares in thousands
Preferred stock at aggregate liquidation value
Balance, beginning of period	$1,125	$1,400
Redemption or retirement of preferred stock	—	(275)

Balance, end of period	1,125	1,125

Common stock and additional paid-in capital
Balance, beginning of period	17,586	17,436
Employee benefit plans	1,097	127
Other	57	16

Balance, end of period	18,740	17,579

Retained earnings
Balance, beginning of period	93,483	81,403
Net income	11,725	13,093
Common dividends(1)	(6,227)	(3,887)
Preferred dividends	(51)	(54)

Balance, end of period	98,930	90,555

Treasury stock, at cost
Balance, beginning of period	(11,524)	(11,637)
Issuance of shares pursuant to employee benefit plans	1,488	2,100
Treasury stock acquired	(24)	(1,550)
Shares purchased from Banamex Employee Pension Fund	—	(245)
Shares purchased from employee pension fund	(502)	—
Other(2)	(252)	91

Balance, end of period	(10,814)	(11,241)

Accumulated other changes in equity from nonowner sources
Balance, beginning of period	(806)	(193)
Net change in unrealized gains on investment securities, after-tax	(665)	1,317
Net change for cash flow hedges, after-tax	(532)	(373)
Net change in foreign currency translation adjustment, after-tax	(421)	(1,243)

Balance, end of period	(2,424)	(492)

Unearned compensation
Balance, beginning of period	(1,850)	(1,691)
Net issuance of restricted and deferred stock	(341)	(576)

Balance, end of period	(2,191)	(2,267)

Total common stockholders' equity (shares outstanding: 5,189,753 in 2004 and 5,158,677 in 2003)	102,241	94,134

Total stockholders' equity	$103,366	$95,259

Summary of changes in equity from nonowner sources
Net income	$11,725	$13,093
Other changes in equity from nonowner sources, after-tax	(1,618)	(299)

Total changes in equity from nonowner sources	$10,107	$12,794

(1)
Common dividends declared were 40 cents per share in the first, second and third quarters of 2004 and 20 cents per share in the first and second quarters of 2003 and 35 cents per share in the third quarter of 2003.

(2)
In 2004, primarily represents shares redeemed from a legacy employee plan trust.

        See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
In millions of dollars
Cash flows from operating activities
Net income	$11,725	$13,093
Adjustments to reconcile net income to net cash used in operating activities
Amortization of deferred policy acquisition costs and present value of future profits	520	405
Additions to deferred policy acquisition costs	(925)	(686)
Depreciation and amortization	1,494	1,157
Provision for credit losses	4,847	5,853
Change in trading account assets	(27,131)	(35,643)
Change in trading account liabilities	14,701	15,611
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(35,551)	(35,512)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	30,568	6,437
Change in brokerage receivables net of brokerage payables	(6,855)	3,767
Change in insurance policy and claims reserves	938	558
Net realized gains from sales of investments	(623)	(465)
Venture capital activity	(218)	99
Restructuring-related items	(3)	(25)
Other, net	(2,185)	4,751

Total adjustments	(20,423)	(33,693)

Net cash used in operating activities	(8,698)	(20,600)

Cash flows from investing activities
Change in deposits at interest with banks	(1,693)	(5,122)
Change in loans	(32,909)	(17,372)
Proceeds from sales of loans	9,928	15,006
Purchases of investments	(150,490)	(175,074)
Proceeds from sales of investments	87,978	101,061
Proceeds from maturities of investments	46,481	62,768
Other investments, primarily short-term, net	(35)	85
Capital expenditures on premises and equipment	(2,242)	(1,914)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and other assets	2,632	963
Business acquisitions	(3,677)	—

Net cash used in investing activities	(44,027)	(19,599)

Cash flows from financing activities
Dividends paid	(6,278)	(3,941)
Issuance of common stock	742	462
Issuance of mandatorily redeemable securities of parent trust	—	1,600
Redemption of mandatorily redeemable securities of parent trust	—	(200)
Redemption of mandatorily redeemable securities of subsidiary trust	—	(400)
Redemption of preferred stock, net	—	(275)
Treasury stock acquired	(778)	(1,550)
Stock tendered for payment of withholding taxes	(481)	(414)
Issuance of long-term debt	59,466	49,290
Payments and redemptions of long-term debt	(37,910)	(33,192)
Change in deposits	38,188	22,363
Change in short-term borrowings and investment banking and brokerage borrowings	2,073	11,258
Contractholder fund deposits	7,724	6,666
Contractholder fund withdrawals	(5,675)	(4,417)

Net cash provided by financing activities	57,071	47,250

Effect of exchange rate changes on cash and cash equivalents	(12)	311

Change in cash and due from banks	4,334	7,362
Cash and due from banks at beginning of period	21,149	17,326

Cash and due from banks at end of period	$25,483	$24,688

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$4,292	$4,164
Cash paid during the period for interest	$13,325	$11,930
Non-cash investing activities
Transfers to repossessed assets	$666	$818

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements as of September 30, 2004 and for the three- and nine-month period ended September 30, 2004 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2003 Annual Report on Form 10-K.

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

        Under FSP FAS 106-1, the Company elected to defer the accounting for the effects of the Act. However, Citigroup believes that our plans are eligible for the subsidy and decided to adopt FSP FAS 106-2 in the third quarter of 2004 retroactive to January 1, 2004. The adoption of FSP FAS 106-2 did not have a material effect on the Company's Consolidated Financial Statements.

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

Profit Recognition on Bifurcated Hybrid Instruments

        On January 1, 2004, Citigroup revised the application of Derivatives Implementation Group (DIG) Issue B6, "Embedded Derivatives: Allocating the Basis of a Hybrid Instrument to the Host Contract and the Embedded Derivative." In December 2003, the SEC staff gave a speech which revised the accounting for derivatives embedded in financial instruments ("hybrid instruments") to preclude the recognition of any profit on the trade date for hybrid instruments that must be bifurcated for accounting purposes. The trade-date revenue must instead be amortized over the life of the hybrid instrument. The impact of this change in application was approximately $231 million pretax reduction in revenue, net of amortization, across all of the Company's businesses during the first nine months of 2004. This revenue will be recognized over the life of the transactions, which on average is approximately four years.

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

Future Application of Accounting Standards

Other-Than-Temporary Impairments of Certain Investments

        On September 30, 2004, the FASB voted unanimously to delay the effective date of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings.

        The FASB will be issuing implementation guidance related to this topic. Once issued, Citigroup will evaluate the impact of adopting EITF 03-1.

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

        SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor's initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life. Decreases in expected cash flows are recognized as an impairment.

3.     Business Developments and Combinations

Acquisition of First American Bank

        On August 24, 2004, Citigroup announced it will acquire First American Bank in Texas (FAB). The transaction is expected to close in the first quarter of 2005, subject to applicable regulatory approvals. The transaction will establish Citigroup's retail banking presence in Texas, giving Citigroup over 100 branches, $3.5 billion in assets and approximately 120,000 new customers in the state.

Acquisition of KorAm Bank

        On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total Citigroup has acquired 99.65% of KorAm's outstanding shares for a total of KRW 3.14 trillion ($2.7 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

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

        The transaction includes approximately $6.5 billion in assets and also included $102 million of franchise premium. These amounts are subject to the finalization of the purchase price allocation.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup completed the acquisition of Washington Mutual Finance Corporation (WMF) for $1.25 billion in cash. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition includes 427 WMF offices located in 26 states, primarily in the Southeastern and Southwestern United States, and total assets of $3.8 billion. Citicorp has guaranteed all outstanding unsecured indebtedness of WMF in connection with this acquisition.

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

Goodwill and Intangible Assets

        In connection with the acquisition of Principal Residential Mortgage, Inc. during the third quarter of 2004, the Company recorded approximately $102 million of goodwill as well as approximately $2.2 billion in mortgage servicing right intangibles. During the second quarter of 2004, the Company recorded approximately $2.2 billion of goodwill, $170 million of customer relationship intangibles, $81 million of core deposit intangibles and $41 million of other intangibles in connection with the KorAm acquisition. In the first quarter of 2004, the Company recorded approximately $890 million of goodwill and $140 million of customer relationship intangibles for the WMF acquisition. Subsequently, $130 million of the WMF goodwill was reclassed during the 2004 second quarter to establish a deferred tax asset. The Company also recorded in the first quarter of 2004, approximately $150 million of intangibles representing the present value of future profits associated with an acquired insurance portfolio. The goodwill and intangible amounts associated with these acquisitions are subject to the finalization of the purchase price allocations.

        All identifiable intangible assets associated with these acquisitions are generally being amortized over a period of seven to twenty years. The Company's intangible assets amortization expense was $419 million and $274 million for the three months ended September 30, 2004 and 2003, and $1.1 billion and $862 million for the nine months ended September 30, 2004 and 2003, respectively.

        For the quarter and nine months ended September 30, 2004 and 2003 no goodwill was impaired or written off.

4.     Business Segment Information

        The following table presents certain information regarding the Company's operations by segment:

	Total Revenues, Net of Interest Expense		Provision for Income Taxes		Net Income (Loss)(1)		Identifiable Assets
	Three Months Ended September 30,
							Sept. 30, 2004	Dec. 31, 2003(2)
	2004	2003(2)	2004	2003(2)	2004	2003(2)
In millions of dollars, except identifiable assets in billions
Global Consumer	$11,713	$10,160	$1,538	$1,286	$3,073	$2,489	$498	$453
Global Corporate and Investment Bank	4,777	4,730	633	615	1,451	1,353	750	637
Private Client Services	1,523	1,493	124	125	195	206	17	14
Global Investment Management	2,478	2,320	167	202	502	363	142	133
Proprietary Investment Activities	287	510	54	153	111	128	8	9
Corporate/Other	(264)	185	(211)	(173)	(24)	152	22	18

Total	$20,514	$19,398	$2,305	$2,208	$5,308	$4,691	$1,437	$1,264

	Total Revenues, Net of Interest Expense		Provision for Income Taxes		Net Income (Loss)(1)
	Nine Months Ended September 30,
	2004	2003(2)	2004	2003(2)	2004	2003(2)
In millions of dollars
Global Consumer	$35,284	$29,884	$4,241	$3,330	$8,714	$6,852
Global Corporate and Investment Bank	16,312	15,253	(529)	1,826	352	4,098
Private Client Services	4,830	4,280	417	336	655	553
Global Investment Management	6,982	6,371	615	504	1,504	1,236
Proprietary Investment Activities	1,004	888	219	235	410	229
Corporate/Other	(108)	612	(211)	(148)	90	125

Total	$64,304	$57,288	$4,752	$6,083	$11,725	$13,093

(1)
Results in the 2004 third quarter and nine-month period include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $1.6 billion and $6.2 billion, respectively, in Global Corporate and Investment Bank of ($405) million and ($812) million, respectively, and in Global Investment Management of $887 million and $2.3 billion, respectively. Corporate/Other recorded a pretax provision of $2 million for the 2004 third quarter. The 2003 third quarter and nine-month period results reflects pretax provisions (credits) for benefits, claims and credit losses in Global Consumer of $1.7 billion and $5.9 billion, respectively, in Global Corporate and Investment Bank of $76 million and $490 million, respectively, and in Global Investment Management of $927 million and $2.3 billion, respectively. Private Client and Proprietary Investment Activities recorded a provision of $1 million for the nine-month period of 2003, and Corporate/Other recorded a pretax credit of ($1) million for both periods.

(2)
Reclassified to conform to the current period's presentation.

5.     Investments

In millions of dollars	September 30, 2004	December 31, 2003
Fixed maturities, primarily available-for-sale at fair value	$186,442	$165,928
Equity securities, primarily at fair value	9,720	7,687
Venture capital, at fair value	3,823	3,605
Short-term and other	5,647	5,672

	$205,632	$182,892

        The amortized cost and fair value of investments in fixed maturities and equity securities at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004				December 31, 2003(1)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities held to maturity(2)	$94	$—	$—	$94	$62	$62

Fixed maturity securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. Federal agencies	$21,399	$466	$74	$21,791	$27,527	$27,932
U.S. Treasury and Federal agencies	35,995	143	208	35,930	30,885	31,007
State and municipal	8,765	594	18	9,341	7,990	8,566
Foreign government	58,860	401	220	59,041	44,407	45,077
U.S. corporate	35,119	1,560	356	36,323	31,304	32,579
Other debt securities	23,397	575	50	23,922	20,202	20,705

	183,535	3,739	926	186,348	162,315	165,866

Total fixed maturities	$183,629	$3,739	$926	$186,442	$162,377	$165,928

Equity securities(3)	$9,109	$623	$12	$9,720	$6,800	$7,687

(1)
At December 31, 2003, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $5.146 billion and $708 million, respectively.
(2)
Recorded at amortized cost.
(3)
Includes non-marketable equity securities carried at cost, which are reported in both the amortized cost and fair value columns.

        The following table presents venture capital investment gains and losses:

	Nine Months Ended September 30,
In millions of dollars	2004	2003
Net realized investment gains	$57	$276
Gross unrealized gains	596	550
Gross unrealized (losses)	(318)	(313)

Net realized and unrealized gains	$335	$513

6.     Trading Account Assets and Liabilities

        Trading account assets and liabilities at market value consisted of the following:

In millions of dollars	September 30, 2004	December 31, 2003
Trading account assets
U.S. Treasury and Federal agency securities	$56,327	$58,788
State and municipal securities	10,136	7,736
Foreign government securities	31,028	22,267
Corporate and other debt securities	56,163	49,529
Derivative and other contractual commitments(1)	45,934	55,255
Equity securities	41,252	25,419
Mortgage loans and collateralized mortgage securities	12,201	8,780
Other	11,186	7,545

Total trading account assets	$264,227	$235,319

Trading account liabilities
Securities sold, not yet purchased	$88,114	$63,245
Derivative and other contractual commitments(1)	48,964	58,624

Total trading account liabilities	$137,078	$121,869

(1)
Net of master netting agreements.

7.     Debt

        Investment banking and brokerage borrowings consisted of the following:

In millions of dollars	September 30, 2004	December 31, 2003
Commercial paper	$21,005	$17,626
Bank borrowings	1,734	918
Other	4,958	3,898

Total investment banking and brokerage borrowings	$27,697	$22,442

        Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

In millions of dollars	September 30, 2004	December 31, 2003
Commercial paper
Citigroup Inc.	$—	$381
Citicorp and Subsidiaries	10,115	14,712

	10,115	15,093
Other short-term borrowings	25,391	21,094

Total short-term borrowings	$35,506	$36,187

        Long-term debt, including its current portion, consisted of the following:

In millions of dollars	September 30, 2004	December 31, 2003
Citigroup Inc.	$83,496	$64,386
Citicorp and Subsidiaries	72,449	61,951
Citigroup Global Markets Holdings Inc.	41,734	35,620
Travelers Insurance Company	6	8
Other	1,028	737

Total long-term debt	$198,713	$162,702

        Long-term debt at September 30, 2004 includes $7,048 million of junior subordinated debt that resulted from the deconsolidation of the subsidiary issuer trusts in accordance with FIN 46-R during the first quarter of 2004. The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

8.     Restructuring-Related Items

	Restructuring Initiatives
In millions of dollars	2004	2003	Total
Original charges	$1	$—	$1
Acquisitions during:(1)
Third quarter 2004	17	—	17
Second quarter 2004	33	—	33
First quarter 2004	21	—	21
2003	—	82	82

	71	82	153

Utilization during:(2)
Third quarter 2004	(10)	(10)	(20)
Second quarter 2004	(15)	(26)	(41)
First quarter 2004	—	—	—
2003	—	—	—

	(25)	(36)	(61)

Other	—	—	—

Balance at September 30, 2004	$47	$46	$93

(1)
Represents additions to restructuring liabilities arising from acquisitions.
(2)
Utilization amounts include foreign currency translation effects on the restructuring reserve.

        During the first nine months of 2004, Citigroup recognized $1 million of restructuring charges for WMF and $71 million in the purchase price allocations of WMF, KorAm, and Principal Residential Mortgage, Inc. (PRMI).

        Of the $71 million, $17 million was recorded in the third quarter of 2004 as a liability in the purchase price allocation of PRMI for the integration of its operations. Of the $17 million, $9 million was related to employee severance and $8 million related to leasehold and other contractual obligations.

        During the second quarter of 2004, $33 million was recorded as a liability in the purchase price allocation of KorAm for the integration of its operations. Of the $33 million, $26 million was related to employee severance and $7 million related to leasehold and other contractual obligations.

        In addition, $21 million was recognized in the first quarter of 2004 as a liability in the purchase price allocation of WMF for the integration of its operations and operating platforms within the Global Consumer businesses. Of the $21 million, $4 million was related to employee severance and $17 million related to exiting leasehold and other contractual obligations.

        Through September 30, 2004, the 2004 restructuring reserve utilization was $25 million, of which $5 million was related to severance, $4 million related to leasehold and other exit costs that have been paid in cash, and $16 million is legally obligated. In addition, approximately 125 and 110 gross staff positions have been eliminated in connection with the WMF acquisition and PRMI acquisition, respectively.

        During 2003, Citigroup recorded a restructuring reserve of $82 million in the purchase price allocation of Sears for the integration of its operations and operating platforms within the Global Consumer business. Of the $82 million, $47 million was related to employee severance and $35 million was related to exiting leasehold and other contractual obligations. Through September 30, 2004, the 2003 restructuring reserve utilization was $36 million, which included $19 million of severance, $1 million related to leasehold and other exit costs that have been paid in cash, and $16 million is legally obligated. Through September 30, 2004, approximately 2,530 gross staff positions have been eliminated under this program.

        Restructuring-related items included in the Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2004	2003	2004	2003
Restructuring charges	$—	$—	$1	$—
Changes in estimates	—	(11)	(4)	(25)

Total restructuring-related items	$—	($11)	($3)	($25)

        Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates are attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives. There were no changes in estimates during the third and second quarters of 2004. There was a reduction of prior restructuring initiative of $4 million, offset by the $1 million restructuring charge for WMF during the 2004 first quarter. Changes in estimates during the first, second and third quarters of 2003 resulted in a reduction of reserves for prior restructuring initiatives of $13 million, $1 million and $11 million, respectively.

        Additional information about restructuring-related items, including the business segments affected, can be found in Citigroup's 2003 Annual Report on Form 10-K.

9.     Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-, six- and nine-month periods ended March 31, 2004, June 30, 2004, and September 30, 2004 are as follows:

	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Changes in Equity from Nonowner Sources
In millions of dollars
Balance, December 31, 2003	$2,908	$(4,465)	$751	$(806)
Increase in net unrealized gains on investment securities, after-tax(1)	959	—	—	959
Less: Reclassification adjustment for gains included in net income, after-tax(1)	(90)	—	—	(90)
Foreign currency translation adjustment, after-tax	—	12	—	12
Cash flow hedges, after-tax	—	—	(197)	(197)

Period change	869	12	(197)	684

Balance, March 31, 2004	$3,777	$(4,453)	$554	$(122)
Decrease in net unrealized gains on investment securities, after-tax(2)	(2,539)	—	—	(2,539)
Less: Reclassification adjustment for gains included in net income, after-tax(2)	(133)	—	—	(133)
Foreign currency translation adjustment, after-tax(3)	—	(565)	—	(565)
Cash flow hedges, after-tax	—	—	21	21

Period change	(2,672)	(565)	21	(3,216)

Balance, June 30, 2004	$1,105	$(5,018)	$575	$(3,338)
Increase in net unrealized gains on investment securities, after-tax(1)	1,321	—	—	1,321
Less: Reclassification adjustment for gains included in net income, after-tax(1)	(183)	—	—	(183)
Foreign currency translation adjustment, after-tax(4)	—	132	—	132
Cash flow hedges, after-tax	—	—	(356)	(356)

Current period change	1,138	132	(356)	914

Balance, September 30, 2004	$2,243	$(4,886)	$219	$(2,424)

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

        The following table summarizes certain information related to the Company's hedging activities for the three- and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
In millions of dollars
Fair Value Hedges:
Hedge ineffectiveness recognized in earnings	$139	$(164)	$(161)	$(41)
Net gain (loss) excluded from assessment of effectiveness(1)	92	(56)	428	(172)
Cash Flow Hedges:
Hedge ineffectiveness recognized in earnings	6	4	23	(10)
Net gain excluded from assessment of effectiveness(1)	1	3	6	8
Net Investment Hedges:
Net loss included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$(178)	$(530)	$(99)	$(1,591)

(1)
Represents the portion of derivative gain (loss).

        The accumulated other changes in equity from nonowner sources from cash flow hedges for the three-and nine-month periods ended September 30, 2004 and 2003 can be summarized as follows (after-tax):

In millions of dollars	2004	2003
Balance at January 1,	$751	$1,242
Net loss from cash flow hedges	(24)	(12)
Net amounts reclassified to earnings	(173)	(164)

Balance at March 31,	$554	$1,066
Net gain from cash flow hedges	139	421
Net amounts reclassified to earnings	(118)	(217)

Balance at June 30,	$575	$1,270
Net loss from cash flow hedges	(331)	(222)
Net amounts reclassified to earnings	(25)	(179)

Balance at September 30,	$219	$869

11.   Earnings Per Share

        The following reflects the income and share data used in the basic and diluted earnings per share computations for the three- and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
In millions, except per share amounts
Net Income	$5,308	$4,691	$11,725	$13,093
Preferred dividends	(17)	(17)	(51)	(54)

Income available to common stockholders for basic EPS	5,291	4,674	11,674	13,039
Effect of dilutive securities	—	—	—	—

Income available to common stockholders for diluted EPS	$5,291	$4,674	$11,674	$13,039

Weighted average common shares outstanding applicable to basic EPS	5,112.3	5,096.8	5,102.8	5,092.4
Effect of dilutive securities:
Options	37.2	52.9	46.8	43.9
Restricted and deferred stock	56.1	55.6	53.7	48.9
Convertible securities	—	1.2	—	1.2

Adjusted weighted average common shares outstanding applicable to diluted EPS	5,205.6	5,206.5	5,203.3	5,186.4

Basic earnings per share	$1.03	$0.92	$2.29	$2.56
Diluted earnings per share	$1.02	$0.90	$2.24	$2.51

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

        The Company provides a wide range of mortgage products to a diverse customer base. In connection with these loans, the servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA, FHLMC, or GNMA or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property.

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

        The following table summarizes certain cash flows received from and paid to securitization trusts during the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
In billions of dollars
Proceeds from new securitizations	$6.4	$20.5	$3.9	$2.4	$22.2	$2.2
Proceeds from collections reinvested in new receivables	40.3	—	—	37.0	—	—
Servicing fees received	0.4	0.2	—	0.3	0.1	—
Cash flows received on retained interests and other net cash flows	1.3	—	—	1.1	—	—

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
In billions of dollars
Proceeds from new securitizations	$12.9	$46.7	$9.1	$12.0	$48.4	$8.3
Proceeds from collections reinvested in new receivables	117.4	—	—	106.1	—	—
Servicing fees received	1.1	0.5	—	1.0	0.2	—
Cash flows received on retained interests and other net cash flows	3.8	—	—	3.1	—	—

(1)
Other includes corporate debt securities, auto loans and other assets.

        The Company recognized gains (losses) on securitizations of mortgages of $155 million and $196 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $270 million and $497 million during the first nine months of 2004 and 2003, respectively. In the third quarter and first nine months of 2004 the Company recorded gains of $146 million and $147 million, respectively, and $64 million and $279 million, respectively, during the third quarter and first nine months of 2003 related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations. Gains recognized on the securitization of other assets during the third quarter and first nine months of 2004 were $31 million and $64 million, respectively. No gains were recognized on the securitization of other assets during the third quarter of 2003; however, gains of $23 million were recognized during the first nine months of 2003.

        Key assumptions used for credit cards, mortgages and other assets during the three months ended September 30, 2004 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Credit Cards	Mortgages and Other(1)
Discount rate	10.0% to 12.3%	0.4% to 81.0%
Constant prepayment rate	14.0% to 17.5%	8.0% to 48.0%
Anticipated net credit losses	5.6% to 10.0%	0.0% to 80.0%

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

        At September 30, 2004, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

Key assumptions at September 30, 2004:	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Credit cards	10.0% to 12.3%	14.0% to 17.5%	4.8% to 10.0%
Mortgages and other	0.4% to 81.0%	8.0% to 48.0%	0.0% to 80.0%
Auto loans	15.0%	22.7% to 25.2%	14.7% to 17.1%
September 30, 2004
In millions of dollars
Carrying value of retained interests	$10,394

Discount rate
+10%	$(171)
+20%	$(334)

Constant prepayment rate
+10%	$(391)
+20%	$(736)

Anticipated net credit losses
+10%	$(224)
+20%	$(447)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at September 30, 2004 and December 31, 2003, and credit losses, net of recoveries, for the three-month and nine-month periods ended September 30, 2004 and 2003.

Credit Card Receivables

	September 30, 2004	December 31, 2003
In billions of dollars
Principal amounts, at period end:
Total managed	$157.3	$158.4
Securitized amounts	(79.9)	(76.1)
Loans held-for-sale	(7.5)	—

On-balance sheet	$69.9	$82.3

In millions of dollars
Delinquencies, at period end:
Total managed	$2,842	$3,392
Securitized amounts	(1,142)	(1,421)
Loans held-for-sale	(176)	—

On-balance sheet	$1,524	$1,971

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
In millions of dollars
Credit losses, net of recoveries:
Total managed	$2,142	$1,789	$7,069	$5,508
Securitized amounts	(1,122)	(1,127)	(3,691)	(3,310)
Loans held-for-sale	(128)	(83)	(174)	(210)

On-balance sheet	$892	$579	$3,204	$1,988

Servicing Rights

        The fair value of capitalized mortgage loan servicing rights was $4.310 billion, $1.980 billion and $1.625 billion at September 30, 2004, December 31, 2003, and September 30, 2003, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
In millions of dollars
Balance, beginning of period	$2,469	$1,086	$1,980	$1,632
Originations	256	267	603	598
Purchases	2,362	165	2,558	165
Amortization	(213)	(109)	(422)	(368)
Gain (loss) on change in MSR value(1)	(13)	107	(7)	(84)
Provision for impairment(2)(3)	(551)	109	(402)	(318)

Balance, end of period	$4,310	$1,625	$4,310	$1,625

(1)
The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with FAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value. A recovery of the MSR impairment is recorded when the fair value of the MSRs exceeds their carrying value, but it is limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $1.167 billion, $616 million, $859 million and $765 million at September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, respectively, and $801 million, $910 million, $1.475 billion and $1.313 billion at September 30, 2003, June 30, 2003, March 31, 2003 and December 31, 2002, respectively. During the 2003 second quarter, the Company determined that a portion of the capitalized MSR was not recoverable and reduced both the previously recognized valuation allowance and the asset by $830 million with no impact to earnings in the quarter.

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

Variable Interest Entities

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

	September 30, 2004	December 31, 2003
In billions of dollars
Cash	$0.9	$0.2
Trading account assets	16.3	13.9
Investments	4.5	8.4
Loans	9.3	12.2
Other assets	1.6	2.2

Total assets of consolidated VIEs	$32.6	$36.9

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $1.6 billion related to VIEs newly-consolidated as a result of adopting FIN 46-R as of January 1, 2004 and $2.1 billion related to VIEs newly consolidated as a result of adopting FIN 46 at July 1, 2003. Of the $32.6 billion and $36.9 billion of total assets of VIEs consolidated by the Company at September 30, 2004 and December 31, 2003, respectively, $25.8 billion and $24.0 billion represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients; $4.1 billion and $5.6 billion, respectively, represent investment vehicles that were established to provide a return to the investors in the vehicles; and $2.7 billion and $1.2 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates. In addition, at December 31, 2003, $6.1 billion relates to trust preferred securities which are a source of funding and regulatory capital for the Company. In accordance with FIN 46-R, the trust preferred securities had been deconsolidated at March 31, 2004.

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

        In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third-party investors through trust vehicles as a source of funding and regulatory capital. In accordance with FIN 46-R, the Company deconsolidated the preferred securities trusts with assets of $6.1 billion during the first quarter of 2004. One trust with assets of $206 million was deconsolidated at December 31, 2003. The Company's liabilities to these trusts are included in long-term debt at September 30, 2004 and December 31, 2003.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. Generally, the Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes such that one third party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At September 30, 2004 and December 31, 2003, total assets in unconsolidated conduits were $45.4 billion and $44.3 billion, respectively. One conduit with assets of $675 million and $823 million is consolidated at September 30, 2004 and December 31, 2003, respectively.

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

        In addition to the conduits discussed above, the total assets of unconsolidated VIEs where the Company has significant involvement is $140.0 billion and $116.6 billion at September 30, 2004 and December 31, 2003, respectively, including $19.0 billion and $7.9 billion in investment-related transactions, $2.1 billion and $6.0 billion in mortgage-related transactions, $11.7 billion and $8.5 billion in CDO-type transactions, $7.0 billion and $0.2 billion in trust preferred securities, and $100.2 billion and $94.0 billion in structured finance and other transactions.

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $68.9 billion at September 30, 2004. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in

87

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

        In accordance with SFAS 132-R, the following table summarizes the components of the net expense recognized in the Consolidated Statement of Income for the three and nine months ended September 30, 2004 and 2003.

Net (Benefit) Expense

	Three Months Ended September 30,
	Pension Plans				Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
	2004	2003	2004	2003	2004	2003
In millions of dollars
Benefits earned during the year	$60	$52	$40	$29	$—	$1
Interest cost on benefit obligation	144	137	56	48	15	18
Expected return on plan assets	(201)	(175)	(64)	(52)	(4)	(5)
Amortization of unrecognized:
Net transition obligation	—	—	1	1	—	—
Prior service cost	(6)	(6)	—	—	(1)	(1)
Net actuarial loss	27	6	17	12	—	2
Curtailment loss	—	—	—	2	—	—

Net expense	$24	$14	$50	$40	$10	$15

	Nine Months Ended September 30,
	Pension Plans				Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
	2004	2003	2004	2003	2004	2003
In millions of dollars
Benefits earned during the year	$182	$156	$104	$87	$2	$3
Interest cost on benefit obligation	438	411	160	144	51	54
Expected return on plan assets	(551)	(525)	(180)	(156)	(12)	(15)
Amortization of unrecognized:
Net transition obligation	—	—	3	3	—	—
Prior service cost	(18)	(18)	—	—	(3)	(3)
Net actuarial loss	77	18	41	36	8	6
Curtailment loss	—	—	—	6	—	—

Net expense	$128	$42	$128	$120	$46	$45

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $10 million and $12 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $34 million and $36 million during the first nine months of 2004 and 2003, respectively.

(2)
For plans outside the U.S., net postretirement benefit expense was $2 million and $9 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $17 million and $27 million during the first nine months of 2004 and 2003, respectively.

Employer Contributions

        Citigroup's funding policy for U.S. plans and non-U.S. plans is generally to fund to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under ERISA, if appropriate to its tax and cash position and the plan's funded position. At December 31, 2003 and September 30, 2004, there were no minimum required contributions and no discretionary or non-cash contributions are currently planned. For the non-U.S. plans, the Company contributed $110 million as of September 30, 2004.

88

14.   Guarantees

Obligations under Guarantees

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The tables below summarize at September 30, 2004 and December 31, 2003 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at September 30, 2004 and December 31, 2003:

	September 30, 2004
	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Maximum Potential Amount of Future Payments	Carrying Value (in millions)
In billions of dollars except carrying value in millions
Financial standby letters of credit	$27.0	$10.1	$37.1	$37.1	$131.7
Performance guarantees	5.1	3.3	8.4	8.4	21.4
Derivative instruments	23.9	215.5	239.4	239.4	9,123.6
Guarantees of collection of contractual cash flows	—	0.1	0.1	0.1	—
Loans sold with recourse	—	1.5	1.5	1.5	46.8
Securities lending indemnifications(1)	54.2	—	54.2	54.2	—
Credit card merchant processing(1)	27.7	—	27.7	27.7	—
Custody indemnifications(1)	16.9	—	16.9	16.9	—

Total	$154.8	$230.5	$385.3	$385.3	$9,323.5

	December 31, 2003
	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Maximum Potential Amount of Future Payments	Carrying Value (in millions)
In billions of dollars except carrying value in millions
Financial standby letters of credit	$18.4	$18.0	$36.4	$36.4	$147.7
Performance guarantees	4.9	3.2	8.1	8.1	10.2
Derivative instruments	21.4	103.8	125.2	125.2	12,923.2
Guarantees of collection of contractual cash flows	—	0.1	0.1	0.1	—
Loans sold with recourse	—	1.9	1.9	1.9	28.6
Securities lending indemnifications(1)	55.5	—	55.5	55.5	—
Credit card merchant processing(1)	22.6	—	22.6	22.6	—
Custody indemnifications(1)	—	18.0	18.0	18.0	—

Total	$122.8	$145.0	$267.8	$267.8	$13,109.7

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

        At September 30, 2004 and December 31, 2003, the Company's maximum potential amount of future payments under these guarantees was approximately $385.3 billion and $267.8 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse, and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

        Citigroup's primary credit card business is the issuance of credit cards to individuals. The Company also provides processing services to various merchants, processing credit card transactions on their behalf and managing the merchant's cash flow related to their credit card activity. In connection with these services, a contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor and generally extends between three and six months after the date the transaction is processed or the receipt of the product or service, depending on industry practice or statutory requirements. In this situation, the transaction is "charged back" to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder. The risk of loss is mitigated as the cash flows between the Company and the merchant are settled on a net basis as the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, Citigroup may require the merchant to make an escrow deposit, delay settlement, include event triggers to provide the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). At September 30, 2004 and December 31, 2003, respectively, the Company held as collateral approximately $5 million and $26 million, respectively, of merchant escrow deposits and also had $140 million and $109 million, respectively, payable to merchants, which the Company has the right to set off against amounts due from the individual merchants.

        The Company's maximum potential liability for this contingent merchant processing liability is estimated to be the total volume of credit card transactions that meet the associations' requirements to be valid chargeback transactions at any given time. At September 30, 2004 and December 31, 2003, this maximum potential exposure was estimated to be $27.7 billion and $22.6 billion, respectively. However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its liability related to merchant processing based on the extent and nature of unresolved chargebacks and its historical loss experience.

        At September 30, 2004, the estimated losses incurred and the carrying amount of the Company's obligations related to merchant processing activities was immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during 2004 and 2003. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At September 30, 2004, the estimated losses incurred and the carrying value of the Company's obligations related to these programs are immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2004 and December 31, 2003, related to these indemnifications and they are not included in the table above.

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

        At September 30, 2004 and December 31, 2003, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $9.3 billion and $13.1 billion. The carrying value of derivative instruments is included in either trading liabilities or other liabilities depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. The carrying value of the guarantees of contractual cash flows are offset against the receivables from the credit card trusts. For loans sold with recourse the carrying value of the liability is included in other liabilities. In addition, at September 30, 2004 and December 31, 2003, other liabilities includes an allowance for credit losses of $600 million, relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $38.1 billion and $38.3 billion at September 30, 2004 and December 31, 2003, respectively. Securities and other marketable assets held as collateral amounted to $29.7 billion and $29.4 billion and letters of credit in favor of the Company held as collateral amounted to $1.9 billion and $931 million at September 30, 2004 and December 31, 2003, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

15.   Contingencies

        In addition to the matters described under Part II, Item 1 of this Form 10-Q, Citigroup and its subsidiaries are defendants or co-defendants or parties in various litigation and regulatory matters incidental to and typical of the businesses in which they are engaged. Although the Company's management believes the ultimate resolution of these lawsuits and other proceedings is not likely to have a material adverse effect on the consolidated financial condition of the Company, such resolution may be material to the Company's operating results for any particular period.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Foreign Currency Conversion

        Citigroup Inc., certain of its affiliates as well as VISA, U.S.A., Inc., VISA International Service Association, MasterCard International, Incorporated and other banks are defendants in a consolidated class action lawsuit (IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION) pending in the United States District Court for the Southern District of New York, which seeks unspecified damages and injunctive relief. The action, brought on behalf of certain United States holders of VISA, MasterCard and Diners Club branded general purpose credit cards who used those cards since March 1, 1997 for foreign currency transactions, asserts, among other things, claims for alleged violations of (i) Section 1 of the Sherman Act, (ii) the federal Truth in Lending Act (TILA), and (iii) as to Citibank (South Dakota), N.A., the South Dakota Deceptive Trade Practices Act. On October 15, 2004, the Court granted the plaintiffs' motion for class certification of their Sherman Act and TILA claims but denied the motion as to the South Dakota Deceptive Trade Practices Act claim against Citibank (South Dakota), N.A.

UK Financial Services Authority Investigation

        The UK Financial Services Authority has informed the Company that it has commenced an investigation of certain large trades in Eurosovereign bonds by Citigroup Global Markets Limited in London that were carried out on the MTS trading platform. The Company is cooperating fully with the UK Financial Services Authority in this investigation.

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, and our Current Reports on Form 8-K dated May 10, 2004, July 20, 2004 and October 21, 2004.

Parmalat

        On October 18, 2004, a consolidated amended complaint was filed on behalf of Parmalat security holders in the United States District Court for the Southern District of New York.

Enron Corp.

        A Citigroup affiliate, along with other defendants, settled all claims against it in IN RE NEWPOWER HOLDINGS SECURITIES LITIGATION, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

        On October 7, 2004, the United States District Court for the Southern District of Texas granted the motion to dismiss all claims against the Citigroup defendants in IN RE DYNEGY INC. SECURITIES LITIGATION. The District Court also denied lead plaintiff's request for leave to replead. The case was a putative class action brought on behalf of purchasers of publicly traded Dynegy debt and equity securities.

WorldCom, Inc.

        The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs' motions to remand to state court a large group of WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit's ruling.

        On September 17, 2004, WEINSTEIN, ET AL. V. EBBERS, ET AL., a putative class action against CGMI and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGMI's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. Plaintiffs have noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit.

        Citigroup and CGMI, along with a number of other defendants, have settled RETIREMENT SYSTEMS OF ALABAMA, ET AL. V. J.P. MORGAN CHASE & CO., ET AL., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

        On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in IN RE TARGETS SECURITIES LITIGATION, a putative class action against Citigroup and CGMI and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement must be approved by the Court.

        A fairness hearing will be held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in IN RE WORLDCOM, INC. SECURITIES LITIGATION.

Research

        Several individual actions have been filed against Citigroup and CGMI relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Other

        On October 13, 2004, the United States District Court for the Southern District of New York certified a class in various representative cases with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions.

        An appeal of the dismissal granted to CGMI in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is scheduled to be argued in December 2004.

        On August 10, 2004, the United States District Court for the Southern District of New York granted the motion to dismiss the complaint in IN RE CITIGROUP INC. SECURITIES LITIGATION, a putative class action brought against Citigroup and certain of its officers on behalf of purchasers of Citigroup common stock between July 29, 1999 and July 23, 2002. Plaintiffs have advised Citigroup that they intend to file an appeal.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        In connection with the November 2002 acquisition by the Company of Golden State Bancorp Inc., on July 30, 2004, the Company issued to JP Morgan Chase, as escrow agent for GSB Investments Corp., a Delaware corporation (GSB Investments), and Hunter's Glen/Ford, Ltd., a limited partnership organized under the laws of the State of Texas (HG/F), a total of 856,171 shares of Company common stock, which shares may be delivered to GSB Investments and HG/F in the future subject to the conditions of the escrow. Of the total, 684,937 shares are deliverable to GSB Investments, and 171,234 shares are deliverable to HG/F. These shares were issued in satisfaction of the rights of GSB Investments and HG/F to receive shares of Company common stock in respect of $40,221,208 of federal income tax benefits realized by the Company. In addition, on September 20, 2004, the Company issued to GSB Investments and HG/F, respectively, 308,095 shares and 77,025 shares of Company common stock in satisfaction of the rights of GSB Investments and HG/F to receive shares of Company common stock in respect of $17,606,664 of federal income tax benefits realized by the Company. Both the July 30, 2004 issuance and the September 20, 2004 issuance were made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof. GSB Investments and HG/F made certain representations to the Company as to investment intent and that they possessed a sufficient level of financial sophistication. The unregistered shares are subject to restrictions on transfer absent registration under or compliance with the Securities Act of 1933.

Item 6. Exhibits.

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of November, 2004.

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
3.02		By-Laws of the Company, as amended, effective April 1, 2004, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 2, 2004 (File No. 1-9924).
10.01	+	Third Amendment to the Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (as of September 21, 2004).
10.02	+	Form of Citigroup Equity Award Agreement.
10.03	+	Form of Reload Stock Option Grant Notification.
12.01	+	Calculation of Ratio of Income to Fixed Charges.
12.02	+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01	+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith

QuickLinks

TABLE OF CONTENTS
PART II. OTHER INFORMATION
SIGNATURES
CITIGROUP INC. (Registrant)
EXHIBIT INDEX