Form 10-K
period 2004-12-31
CITIGROUP INC
filed 2005-02-28
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

FINANCIAL INFORMATION

THE COMPANY	2
Global Consumer	2
Global Corporate and Investment Bank	3
Global Wealth Management	3
Global Investment Management	3
Proprietary Investment Activities	3
Corporate/Other	3
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA	4
MANAGEMENT'S DISCUSSION & ANALYSIS	5
2004 IN SUMMARY	5
EVENTS IN 2004	8
2005 SUBSEQUENT EVENT	9
EVENTS IN 2003	10
EVENTS IN 2002	11
SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES	13
Accounting Changes and Future Application of Accounting Standards	16
PENSION AND POSTRETIREMENT PLANS	17
BUSINESS FOCUS	19
Citigroup Net Income—Product View	19
Citigroup Net Income—Regional View	19
Selected Revenue and Expense Items	20
GLOBAL CONSUMER	21
Cards	22
Consumer Finance	23
Retail Banking	25
Other Consumer	27
Global Consumer Outlook	27
GLOBAL CORPORATE AND INVESTMENT BANK	28
Capital Markets and Banking	29
Transaction Services	30
Other Corporate	31
Global Corporate and Investment Bank Outlook	31
GLOBAL WEALTH MANAGEMENT	32
Smith Barney	33
Private Bank	33
Global Wealth Management Outlook	34
GLOBAL INVESTMENT MANAGEMENT	35
Life Insurance and Annuities	36
Asset Management	39
Global Investment Management Outlook	40
PROPRIETARY INVESTMENT ACTIVITIES	41
CORPORATE/OTHER	43
MANAGING GLOBAL RISK	44
Risk Capital	44
Credit Risk Management Process	45
Loans Outstanding	46
Other Real Estate Owned and Other Repossessed Assets	46
Details of Credit Loss Experience	47
Cash-Basis, Renegotiated, and Past Due Loans	48
Foregone Interest Revenue on Loans	48
Consumer Credit Risk	49
Consumer Portfolio Review	49
Corporate Credit Risk	51
Global Corporate Portfolio Review	53
Loan Maturities and Fixed/Variable Pricing	54
Market Risk Management Process	55
Operational Risk Management Process	57
Country and Cross-Border Risk Management Process	58
BALANCE SHEET REVIEW	60
Assets	60
Liabilities	61
CAPITAL RESOURCES AND LIQUIDITY	62
Capital Resources	62
Liquidity	66
Off-Balance Sheet Arrangements	70
CORPORATE GOVERNANCE AND CONTROLS AND PROCEDURES	73
FORWARD-LOOKING STATEMENTS	73
GLOSSARY	74
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING	76
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—INTERNAL CONTROL OVER FINANCIAL REPORTING	77
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—CONSOLIDATED FINANCIAL STATEMENTS	78
CONSOLIDATED FINANCIAL STATEMENTS	79
Consolidated Statement of Income	79
Consolidated Balance Sheet	80
Consolidated Statement of Changes in Stockholders' Equity	81
Consolidated Statement of Cash Flows	82
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	83
FINANCIAL DATA SUPPLEMENT	133
Average Balances and Interest Rates—Assets	133
Average Balances and Interest Rates—Liabilities and Stockholders' Equity	134
Analysis of Changes in Net Interest Revenue	135
Ratios	137
Average Deposit Liabilities in Offices Outside the U.S.	137
Maturity Profile of Time Deposits ($100,000 or more) in U.S. Offices	137
Short-Term and Other Borrowings	137
Regulation and Supervision	138
Legal Proceedings	141
10-K CROSS-REFERENCE INDEX	146
CORPORATE INFORMATION	147
Exhibits and Financial Statement Schedules	147
CITIGROUP BOARD OF DIRECTORS	150

THE COMPANY

        Citigroup Inc. (Citigroup and, together with its subsidiaries, the Company) is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers with more than 200 million customer accounts doing business in more than 100 countries. Citigroup was incorporated in 1988 under the laws of the State of Delaware.

        The Company's activities are conducted through the Global Consumer, Global Corporate and Investment Bank (GCIB), Global Wealth Management, Global Investment Management (GIM) and Proprietary Investment Activities business segments.

        The Company has completed certain strategic business acquisitions during the past three years, details of which can be found in Note 2 to the Consolidated Financial Statements.

        The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Certain of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities. Additional information on the Company's regulation and supervision can be found within the "Regulation and Supervision" section beginning on page 138.

        At December 31, 2004, the Company had approximately 141,000 full-time and 7,000 part-time employees in the United States and approximately 146,000 full-time employees outside the United States.

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

        The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043, telephone number 212 559 1000. Additional information about Citigroup is available on the Company's Web site at www.citigroup.com. Citigroup's annual report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K, and all amendments to these reports, are available free of charge through the Company's Web site by clicking on the "Investor Relations" page and selecting "SEC Filings." The Securities and Exchange Commission (SEC) Web site contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

GLOBAL CONSUMER

        Global Consumer delivers a wide array of banking, lending, insurance and investment services through a network of local branches, offices, and electronic delivery systems, including ATMs, Automated Lending Machines (ALMs), the Internet, and the Primerica Financial Services (Primerica) sales force. The Global Consumer businesses serve individual consumers as well as small businesses. Global Consumer includes Cards, Consumer Finance, Retail Banking and Other Consumer.

        Cards provides MasterCard, VISA, Diner's Club and private label credit and charge cards. North America Cards includes the operations of Citi Cards, the Company's primary brand in North America, and Mexico Cards. International Cards provides credit and charge cards to customers in Europe, the Middle East and Africa (EMEA), Japan, Asia and Latin America.

        Consumer Finance provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of December 31, 2004, North America Consumer Finance maintained 2,642 offices, including 2,452 in the U.S., Canada, and Puerto Rico, and 190 offices in Mexico, while International Consumer Finance maintained 1,481 sales points, including 405 branches and 512 ALMs in Japan. Consumer Finance offers real-estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer-goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

        Retail Banking provides banking, lending, investment and insurance services to customers through retail branches, electronic delivery systems, and the Primerica sales force. In North America, Retail Banking includes the operations of Retail Distribution, the Commercial Business, Prime Home Finance, Student Loans, Primerica, and Mexico Retail Banking. Retail Distribution delivers banking, lending, investment and insurance services through 775 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet bank. The Commercial Business provides equipment leasing and financing, and banking services to small- and middle-market businesses. The Prime Home Finance business originates and services mortgages for customers across the U.S. The Student Loan business is comprised of the origination and servicing of student loans in the U.S. The business operations of Primerica involve the sale, mainly in North America, of life insurance and other products manufactured by its affiliates, including Smith Barney mutual funds, CitiFinancial mortgages and personal loans and the products of our Life Insurance and Annuities business. The Primerica sales force is composed of more than 100,000 independent representatives. Mexico Retail Banking consists of the branch banking operations of Banamex, which maintains 1,349 branches. International Retail Banking consists of 1,129 branches and provides full-service banking and investment services in EMEA, Japan, Asia, and Latin America. In addition to North America, the Commercial Business consists of the suite of products and services offered to small- and middle-market businesses in the international regions.

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

GLOBAL WEALTH MANAGEMENT

        Global Wealth Management is comprised of the Smith Barney Private Client and Global Equity Research businesses and the Citigroup Private Bank. Through its Smith Barney network of Financial Consultants and Private Bank offices, Global Wealth Management is one of the leading providers of wealth management services to high-net-worth and affluent clients in the world.

        Smith Barney provides investment advice, financial planning and brokerage services to affluent individuals, small and mid-size companies, non-profits and large corporations through a network of more than 12,000 Financial Consultants in more than 500 offices primarily in the U.S. In addition, Smith Barney provides independent client-focused research to individuals and institutions around the world.

        A significant portion of Smith Barney's revenue is generated from fees earned by managing client assets as well as commissions earned as a broker for its clients in the purchase and sale of securities. Additionally, Smith Barney generates net interest revenue by financing customers' securities transactions and other borrowing needs through security-based lending. Smith Barney also receives commissions and other sales and service revenues through the sale of proprietary and third-party mutual funds. As part of Smith Barney, Global Equity Research produces equity research to serve both institutional and individual investor clients. The majority of expenses for Global Equity Research are allocated to the Global Equities business within GCIB and Smith Barney businesses.

        Private Bank provides personalized wealth management services for high-net-worth clients in 33 countries and territories. With a global network of Private Bankers and Product Specialists, Private Bank leverages its extensive experience with clients' needs and its access to Citigroup to provide clients with comprehensive investment management, investment finance and banking services. Investment management services include investment funds management and capital markets solutions, as well as trust, fiduciary and custody services. Investment finance provides standard and tailored credit services including real estate financing, commitments and letters of credit, while Banking includes services for deposit, checking and savings accounts, as well as cash management and other traditional banking services.

GLOBAL INVESTMENT MANAGEMENT

        Global Investment Management offers a broad range of life insurance, annuity and asset management products and services distributed to institutional and retail clients. Global Investment Management includes Life Insurance and Annuities and Asset Management.

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

PROPRIETARY INVESTMENT ACTIVITIES

        Proprietary Investment Activities is comprised of Citigroup's proprietary Private Equity investments and Other Investment Activities which includes Citigroup's proprietary investments in hedge funds and real estate investments, investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature, ownership of St. Paul Travelers Companies Inc. shares and Citigroup's Alternative Investments business, for which the net profits on products distributed through Citigroup's Asset Management, Smith Barney and Private Bank businesses are reflected in the respective distributor's income statement through net revenues.

CORPORATE/OTHER

        Corporate/Other includes net treasury results, corporate expenses, certain intersegment eliminations, the results of discontinued operations, the cumulative effect of accounting change and taxes not allocated to the individual businesses.

Citigroup Inc. and Subsidiaries

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2004		2003		2002		2001		2000
	In millions of dollars, except per share amounts
Revenues, net of interest expense(1)	$86,190		$77,442		$71,308		$67,367		$63,572
Operating expenses	51,974		39,168		37,298		36,528		35,809
Benefits, claims, and credit losses(1)	10,034		11,941		13,473		10,320		8,466

Income from continuing operations before taxes, minority interest and cumulative effect of accounting changes	24,182		26,333		20,537		20,519		19,297
Income taxes	6,909		8,195		6,998		7,203		7,027
Minority interest, after-tax	227		285		91		87		39

Income from continuing operations	17,046		17,853		13,448		13,229		12,231
Income from discontinued operations(2)	—		—		1,875		1,055		1,288
Cumulative effect of accounting changes(3)	—		—		(47)		(158)		—

Net Income	$17,046		$17,853		$15,276		$14,126		$13,519

Earnings per share(4)
Basic earnings per share:
Income from continuing operations	$3.32		$3.49		$2.63		$2.61		$2.43
Net income	3.32		3.49		2.99		2.79		2.69
Diluted earnings per share:
Income from continuing operations	3.26		3.42		2.59		2.55		2.37
Net income	3.26		3.42		2.94		2.72		2.62
Dividends declared per common share(4)	$1.60		$1.10		$0.70		$0.60		$0.52

At December 31
Total assets	$1,484,101		$1,264,032		$1,097,590		$1,051,850		$902,610
Total deposits	562,081		474,015		430,895		374,525		300,586
Long-term debt	207,910		162,702		126,927		121,631		111,778
Mandatorily redeemable securities of subsidiary trusts(5)	6,209		6,057		6,152		7,125		4,920
Common stockholders' equity	108,166		96,889		85,318		79,722		64,461
Total stockholders' equity	109,291		98,014		86,718		81,247		66,206

Ratio of earnings to fixed charges and preferred stock dividends	2.06	x	2.47	x	1.94	x	1.63	x	1.52	x
Return on average common stockholders' equity(6)	17.0%		19.8%		18.6%		19.7%		22.4%
Return on risk capital(7)	34%		39%
Return on invested capital(7)	17%		20%
Common stockholders' equity to assets	7.29%		7.67%		7.77%		7.58%		7.14%
Total stockholders' equity to assets	7.36%		7.75%		7.90%		7.72%		7.33%

(1)
Revenues, net of interest expense, and benefits, claims, and credit losses, in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of securitization activities, including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but revenues, net of interest expense, and benefits, claims, and credit losses, would each have been increased by $5.079 billion, $4.750 billion, $4.123 billion, $3.568 billion and $2.459 billion in 2004, 2003, 2002, 2001 and 2000, respectively. Although a managed basis presentation is not in conformity with GAAP, management believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. See the discussion of the Cards business on page 22.

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

(4)
All amounts have been adjusted to reflect stock splits.

(5)
During 2004, the Company deconsolidated the subsidiary issuer trusts in accordance with FIN 46-R. For regulatory capital purposes these trust securities remain a component of Tier 1 Capital. See "Capital Resources and Liquidity" section on page 62.

(6)
The return on average common stockholders' equity is calculated using net income after deducting preferred stock dividends.

(7)
Risk capital is defined as the amount of capital required to absorb potential unexpected economic losses resulting from extremely severe events over a one-year time period. Return on risk capital is calculated as net income divided by average risk capital. Invested capital is defined as risk capital plus Goodwill and Intangible assets excluding Mortgage Servicing Rights, which are a component of risk capital. Return on invested capital is calculated using income adjusted to exclude a net internal charge Citigroup levies on the goodwill and intangible assets of each business offset by each business's share of the rebate of the goodwill and intangible asset charge. Return on risk capital and return on invested capital are non-GAAP performance measures. Management uses return on risk capital to assess businesses' operating performance and to allocate Citigroup's balance sheet and risk capital capacity. Return on invested capital is used to assess returns on potential acquisitions and to compare long-term performance of businesses with differing proportions of organic and acquired growth. For a further discussion on risk capital, see page 44.

MANAGEMENT'S DISCUSSION AND ANALYSIS

2004 IN SUMMARY

        Citigroup's fundamental strengths are its global presence, distribution breadth, leading brand and broad customer relationships. These strengths combined to generate a net income of $17.05 billion in 2004. Income was well diversified by both product and region, as shown in the charts below. Return on common equity was 17% for 2004. Results in 2004 included a $4.95 billion after-tax charge related to the 2004 second quarter WorldCom and Litigation Reserve Charge. Results also reflect a $756 million after-tax gain on sale of the Company's equity investment in Samba. Excluding the impact of the charge and the gain, net income increased 19% and return on common equity was 20%.

INCOME FROM CONTINUING OPERATIONS

[EDGAR REPRESENTATION OF GRAPHIC DATA]

In billions of dollars
2000	$12.2
2001	$13.2
2002	$13.4
2003	$17.9
2004	$17.0

2004 NET INCOME BY SEGMENT*

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Global Investment Management	8%
Global Wealth Management	7%
Global Corporate and Investment Bank	13%
Global Consumer	72%

*
Excludes Proprietary Investment Activities income of $743 million and Corporate/Other loss of $56 million.

2004 NET INCOME BY REGION*

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Asia	16%
Japan	5%
EMEA	14%
Mexico	10%
North America	47%
Latin America	8%

*
Excludes Proprietary Investment Activities income of $743 million and Corporate/Other loss of $56 million

DILUTED EARNINGS PER SHARE—INCOME FROM CONTINUING OPERATIONS

[EDGAR REPRESENTATION OF GRAPHIC DATA]

2000	$2.37
2001	$2.55
2002	$2.59
2003	$3.42
2004	$3.26

        We continued to strengthen our business franchises through strategic acquisitions in 2004. Acquisitions during the year included the KorAm Bank, the consumer finance business of Washington Mutual, Inc., and the announced purchase of First American Bank in Texas, which is pending regulatory approval. Additionally, we maintained our focus on disciplined capital allocation, which led to the announced or completed disposition of businesses that were not part of its long-term core strategy. These included the sale of the Company's equity investment in Samba, the sale of the Transportation Finance business of CitiCapital (resulting in an after-tax gain of approximately $100 million) and the sale of a portion of the electronic funds transfer business (resulting in an after-tax gain of $180 million).

        Revenues increased 11% from 2003, reaching $86.2 billion. North America and international revenues increased 10% and 18%, respectively. Revenue increases were driven by both organic growth and new acquisitions and were led by 15% growth in our global consumer businesses. Revenue growth reflected double-digit growth rates in Cards, Transaction Services, Smith Barney and Global Investment Management. Higher equity market valuations led to increased results in Proprietary Investment Activities.

        Revenue growth was driven by strong increases in customer balances. Retail Banking loans increased 25%, Consumer Finance loans increased 10%, and Cards receivables increased 19%. Corporate loans increased 16% and Transaction Services assets under custody increased 23%. Smith Barney client assets increased 8% and Private Bank client volumes increased 15%.

TOTAL DEPOSITS

[EDGAR REPRESENTATION OF GRAPHIC DATA]

In billions of dollars
2000	$301
2001	$375
2002	$431
2003	$474
2004	$562

        Operating expenses increased 33% from the previous year. Included in expenses were a $7.915 billion ($4.95 billion after-tax) charge for the WorldCom and Litigation Reserve Charge, a $400 million ($244 million after-tax) charge related to closing the Japan Private Bank and reserves of $196 million ($151 million after-tax) related to the expected resolution of the previously disclosed SEC investigation of transfer agent matters. Excluding these legal and regulatory charges, expenses increased 12% and reflected increased investment spending (3%), expenses from acquisitions and the impact of foreign exchange (6%), an increase in other legal expenses (2%) and higher operating expenses (1%). Investment spending included, among other things, the addition of 558 new consumer finance and retail banking branches globally, increased advertising and marketing and investments in technology.

NET REVENUE AND OPERATING EXPENSE

[EDGAR REPRESENTATION OF GRAPHIC DATA]

	In billions of dollars
	2000	2001	2002	2003	2004
Net revenue	$63.6	$67.4	$71.3	$77.4	$86.2
Operating expense	$35.8	$36.5	$37.3	$39.2	$52.0

        The favorable global credit environment had a significant impact on Citigroup's 2004 results as credit reserve releases of $2.0 billion led to a decrease in total credit costs of $1.8 billion.

        The effective tax rate decreased 255 basis points to 28.6% for the year, reflecting the release of valuation allowances related to the utilization of foreign tax credits and reserves related to tax settlements and changes in estimates, and the impact of indefinitely invested international earnings.

        Citigroup's equity capital base and trust-preferred securities grew to more than $115 billion at December 31, 2004. Stockholders' equity increased by $11.3 billion during 2004 to $109.3 billion. The Company distributed $8.3 billion in dividends to common shareholders.

RETURN ON COMMON EQUITY

[EDGAR REPRESENTATION OF GRAPHIC DATA]

2000	22.4%
2001	19.7%
2002	18.6%
2003	19.8%
2004	17.0%

        The Company's Board of Directors increased the quarterly common dividend by 14% during 2004 and by an additional 10% in January 2005, bringing the current quarterly payout to 44 cents per share.

TOTAL CAPITAL (TIER 1 AND TIER 2)

[EDGAR REPRESENTATION OF GRAPHIC DATA]

	In billions of dollars
	2000	2001	2002	2003	2004
Tier 1 and Tier 2	$73.0	$75.8	$78.3	$90.3	$100.9
Tier 1	$54.5	$58.4	$59.0	$66.9	$74.4

        During 2004, we did not achieve our expectation of double-digit income growth. The WorldCom Litigation and Reserve Charge drove a decline in net income of 5% versus 2003.

        In the 2004 second quarter, the Company recorded a $4.95 billion after-tax charge for settlement of the WorldCom class action lawsuit and an increase in litigation reserves related to Enron and other pending lawsuits and legal proceedings. This charge was an important step in addressing the financial impact of resolving these matters.

        In the third quarter, the Financial Services Agency of Japan (FSA) issued an administrative order that required Citigroup's Private Bank to suspend all new transactions with customers and to discontinue operations by September 30, 2005. The administrative order was the result of an inspection by the FSA, which determined that there were fundamental problems in Citibank Japan's internal controls and governance structure, principally in its Private Bank operations. We have accepted the basis for the sanctions and have placed the utmost priority on complying with the FSA's directives. In the fourth quarter, the Company recorded a $244 million after-tax charge related to closing the Japan Private Bank.

        During the third and fourth quarters, the Company recorded reserves of $196 million ($151 million after-tax) related to the expected resolution of the previously disclosed SEC investigation of transfer agent matters. These reserves now fully cover the financial terms that the SEC staff has agreed to recommend to the Commission for resolution of this matter.

        In August, our European government bond trading desk executed a transaction in the European government bond market that involved large executions in various government bonds and futures contracts. We regret having executed this transaction as we failed to consider its potential impact on our clients and other stakeholders, including European regulators and treasuries, and because it did not meet our standards. The U.K.'s Financial Services Authority and other European regulators are investigating this transaction and we are fully cooperating.

        During 2004, the Company took numerous steps towards the goal of improving the way we do business, including the strengthening of the independence and capabilities of our internal control and compliance structure. In the third and fourth quarter, Chuck Prince, CEO of Citigroup, personally met with more than 35,000 employees to emphasize our goal of becoming the most respected global financial services company.

Outlook for 2005

        We enter 2005 with momentum and optimism. Our primary goals for 2005 include taking steps to become the most respected global financial institution; growing our Global Consumer franchise; growing our International businesses; and ensuring our Global Corporate and Investment Bank is best in class.

        Throughout 2005, we will implement many enhancements to our training, development and compensation processes designed to achieve our goal of becoming the most respected global financial institution. In 2004, we increased the independence of risk management functions, including internal control and compliance. We expect to continue to enhance our risk management, control and compliance functions in 2005.

        During the coming year, we expect to expand our global branch network, further develop our brand through advertising and marketing and invest in technology to increase our competitiveness. We also expect to continue to make strategically targeted acquisitions that will extend our geographic reach and enhance our product capabilities. We will renew our focus on expense discipline and building cost advantages, and we expect to continue to apply disciplined capital management to allocate capital to our highest growth and highest return opportunities.

        We anticipate that the credit environment globally will remain favorable; however, we do not expect the level of credit reserve releases in 2004 to repeat in 2005.

        We also do not expect the level of tax-reserve releases and tax benefits that occurred in 2004 to repeat in 2005. Accordingly, we anticipate a higher effective tax rate in 2005, which we estimate to be more in line with the 2003 effective tax rate.

        As we experienced during the second half of 2004, we expect that increasing interest rates will continue to have a negative impact on our Treasury results.

        In January 2005, we announced the sale of Traveler's Life & Annuity, including substantially all of our international insurance businesses, to MetLife for approximately $11.5 billion subject to closing adjustments. The businesses included in the sale transaction had earnings of $901 million in 2004. The transaction is expected to result in an after-tax gain of approximately $2.0 billion, subject to closing adjustments, and to make available approximately $6.0 billion of Tier I Capital. We expect the transaction to close in the summer of 2005. Proceeds from the sale will be redeployed in higher growth and higher return opportunities to maximize value for our shareholders.

        We plan to finalize our exit of the Japan Private Bank by the end of the 2005 third quarter, which will result in costs in connection with implementing the exit plan, and additional charges may be incurred. In addition, we will continue to work and cooperate with our regulators in Europe to seek a conclusion to investigations relating to the European Bond transaction.

        Limited staff reductions will be made in the Global Corporate and Investment Bank in early 2005. The reductions will affect an estimated 1,400 staff and will result in an approximately $275 million pre-tax charge during the 2005 first quarter.

        Citigroup's financial results are closely tied to the external economic environment. Movements in interest rates and foreign exchange rates present both opportunities and risks for the Company. Weakness in global economies, credit deterioration, inflation, and geopolitical uncertainty are examples of risks that could adversely impact earnings.

        A detailed review and outlook for each of our businesses is included in the discussions that follow.

        Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 73.

Events in 2004

Settlement of WorldCom Class Action Litigation and Charge for Regulatory and Legal Matters

        During the 2004 second quarter, Citigroup recorded a charge of $7.915 billion ($4.95 billion after-tax) related to a settlement of class action litigation brought on behalf of purchasers of WorldCom securities and an increase in litigation reserves (WorldCom and Litigation Reserve Charge).

        Subject to the terms of the settlement and its eventual approval by the courts, Citigroup will make a payment of approximately $2.575 billion, or $1.59 billion after-tax, to the settlement class, which consists of all persons who purchased or otherwise acquired publicly traded securities of WorldCom during the period from April 29, 1999 through and including June 25, 2002. The payment will be allocated between purchasers of WorldCom stock and purchasers of WorldCom bonds. Plaintiffs' attorneys' fees will come out of the settlement amount.

        In connection with the settlement of the WorldCom class action, the Company reevaluated and increased its reserves for numerous other lawsuits and legal proceedings arising out of alleged misconduct in connection with:

  (i)
  underwritings for, and research coverage of, WorldCom;

  (ii)
  underwritings for Enron and other transactions and activities related to Enron and Dynegy;

  (iii)
  transactions and activities related to research coverage of companies other than WorldCom; and

  (iv)
  transactions and activities related to securities sold in initial public offerings.

        As of December 31, 2004, the Company's litigation reserve for these matters, net of the amount to be paid upon final approval of the WorldCom class action settlement, was $6.64 billion on a pretax basis.

        The Company believes that this reserve is adequate to meet all of its remaining exposure for these matters. However, in view of the large number of these matters, the uncertainties of the timing and outcome of this type of litigation, the novel issues presented, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve. The Company will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interest of the Company. See "Legal Proceedings" on page 141.

Sale of Samba Financial Group

        On June 15, 2004, the Company sold, for cash, its 20% equity investment in The Samba Financial Group (Samba), formerly known as the Saudi American Bank, to the Public Investment Fund, a Saudi public sector entity. Citigroup recognized an after-tax gain of $756 million ($1.168 billion pretax) on the sale during the 2004 second quarter. The gain was recognized equally between Global Consumer and GCIB.

Credit Improvement Performance

        During the past two years, the world-wide credit environment has continuously improved, as evidenced by declining cash-basis loan balances and lower delinquency rates. Accordingly, the Company has reduced its Allowance for Credit Losses.

        During 2004, the Company released $2.004 billion of reserves, consisting of $900 million from GCIB's reserves and $1.104 billion from Global Consumer's reserves. The GCIB releases consisted of a $737 million release in Capital Markets and Banking and a $163 million release in Transaction Services. The Global Consumer releases consisted of a $691 million net release in the Cards portfolio, a $339 million net release in Retail Banking, and a $74 million net release in Consumer Finance. At December 31, 2004, the Company's total allowance for loans, leases and commitments was $11.869 billion.

        During 2003, the Company released $508 million of reserves, consisting of $300 million in GCIB and $208 million in Global Consumer. At December 31, 2003, the Company's total allowance for loans, leases and commitments was $13.243 billion.

        Management evaluates the adequacy of loan loss reserves by analyzing probable loss scenarios and economic and geopolitical factors that impact the portfolios. See pages 14 - 15 and pages 49 - 54 for an additional discussion of the reserve levels and credit process. See also Note 11 to Notes to Consolidated Financial Statements.

Divestiture of CitiCapital's Transportation Finance Business

        On November 22, 2004, the Company reached an agreement to sell CitiCapital's Transportation Finance Business based in Dallas and Toronto to GE Commercial Finance for total cash consideration of approximately $4.4 billion. The sale, which was completed on January 31, 2005, resulted in an after-tax gain of approximately $100 million.

        The Transportation Finance business is part of the Company's Global Consumer Retail Banking business and provides financing, leasing, and asset-based lending to the commercial trucking industry.

Reserve for the Securities and Exchange Commission's Transfer Agent Investigation

        During the 2004 fourth quarter, the Company recorded a $131 million after-tax reserve related to the expected resolution of the previously disclosed SEC investigation of transfer agent matters, which, combined with a $20 million after-tax reserve taken in the 2004 third quarter, fully covers the financial terms that the SEC staff has agreed to recommend to the Commission for resolution of this matter. See "Legal Proceedings" on page 141.

Shutdown of the Private Bank in Japan and Related Charge and Other Activities in Japan

        The Financial Services Agency of Japan issued an administrative order against Citibank Japan in September 2004. This order requires Citigroup to exit all private banking operations in Japan by September 30, 2005. Accordingly, the Private Bank division of Citibank Japan suspended all new transactions with its customers beginning on September 29, 2004.

        In connection with the exiting of private banking operations in Japan, the Company is performing a comprehensive review of the Private Bank's customers and products to develop an appropriate exit plan. During the 2004 fourth quarter, the Company recorded a $400 million ($244 million after-tax) charge related to its anticipated exit plan implementation (Exit Plan Charge). Implementation of the plan may result in additional charges in future periods.

        The Company's Private Bank operations in Japan had total revenues, net of interest expense, of $200 million and net income of $39 million (excluding the Exit Plan Charge) for 2004 and $264 million and $83 million, respectively, for 2003.

        On October 25, 2004, Citigroup announced that it has decided to wind down Cititrust and Banking Corporation, a licensed trust bank in Japan, after concluding that there were internal control, compliance and governance issues in that subsidiary.

Acquisition of First American Bank

        On August 24, 2004, Citigroup announced it will acquire First American Bank in Texas (FAB). The closing of the transaction is subject to and pending applicable regulatory approvals. The transaction will establish Citigroup's retail branch presence in Texas, giving Citigroup more than 100 branches, $3.5 billion in assets and approximately 120,000 new customers in the state.

Acquisition of KorAm Bank

        On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total, Citigroup has acquired 99.8% of KorAm's outstanding shares for a total of KRW 3.14 trillion ($2.7 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

        KorAm is a leading commercial bank in Korea, with 223 domestic branches and total assets at June 30, 2004 of $37 billion.

        During the 2004 fourth quarter, KorAm was merged with the Citibank Korea branch to form Citibank Korea Inc.

Divestiture of Citicorp Electronic Financial Services Inc.

        During January 2004, the Company completed the sale for cash of Citicorp's Electronic Financial Services Inc. (EFS) for $390 million (pretax). EFS is a provider of government-issued benefits payments and prepaid stored value cards used by state and federal government agencies, as well as of stored value services for private institutions. The sale of EFS resulted in an after-tax gain of $180 million in the 2004 first quarter.

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

2005 Subsequent Event

Sale of Travelers Life & Annuity and Substantially All International Insurance Businesses

        On January 31, 2005, the Company announced an agreement for the sale of Citigroup's Travelers Life & Annuity and substantially all of Citigroup's international insurance businesses to MetLife, Inc. (MetLife) for $11.5 billion, subject to closing adjustments.

        The businesses being acquired by MetLife generated total revenues of $5.2 billion and net income of $901 million for the twelve months ended December 31, 2004. The businesses had total assets of $96 billion at December 31, 2004.

        The transaction has been approved by the Boards of Directors of both companies. Under the terms of the transaction, Citigroup will receive $1.0 billion to $3.0 billion in MetLife equity securities and the balance in cash, which will result in an after-tax gain of approximately $2.0 billion, subject to closing adjustments.

        The transaction sharpens the Company's focus on its long-term growth franchises. The sale proceeds will be deployed to higher return and higher growth opportunities and to maximize returns to shareholders.

        The transaction encompasses Travelers Life & Annuity's U.S. businesses and its international operations other than Citigroup's life business in Mexico. International operations include wholly owned insurance companies in the United Kingdom, Belgium, Australia, Brazil, Argentina, and Poland; joint ventures in Japan and Hong Kong; and offices in China.

        In connection with the transaction, Citigroup and MetLife have entered into ten-year agreements under which MetLife will make products available through certain Citigroup distribution channels.

        The transaction is subject to certain domestic and international regulatory approvals, as well as other customary conditions to closing, and is expected to close during the 2005 second or third quarter.

Argentina

        The restructuring of customer annuity liabilities was approved by the Argentine Ministry of Insurance on July 3, 2003. During the 2003 fourth quarter, the Company contributed $55 million of new capital to its Argentine Global Investment Management companies, primarily to fund the voluntary annuity restructuring plan. During 2004, additional capital totaling $184 million was injected principally to meet local regulatory requirements.

        The insurance companies in Argentina are included in the announced sale of Travelers Life and Annuity disclosed above which was announced by the Company on January 31, 2005.

        The Argentine government launched its $100 billion debt exchange offer on January 14, 2005. The exchange offer is expected to close on February 25, 2005. The Global Investment Management business in Argentina tendered all of its original U.S. dollar bonds (approximately $1.6 billion of AUMs). The Company tendered the defaulted government bonds it held for its own account on February 18, 2005. At this time, any financial impact resulting from the tender is not expected to be significant to the Company.

        The Company believes it has a sound basis to bring a claim as a result of various actions of the Argentine government. A recovery on such a claim could serve to reduce the economic loss of the Company in Argentina. However, the amount of any recovery would be affected by the debt exchange described above and by events described on page 11.

        Certain of the above statements in this section are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 73.

Events in 2003

Acquisition of Sears' Credit Card and Financial Products Business

        On November 3, 2003, Citigroup acquired the Sears' Credit Card and Financial Products business (Sears), the eighth largest portfolio in the U.S. $28.6 billion of gross receivables were acquired for a 10% premium of $2.9 billion and annual performance payments over the next ten years based on new accounts, retail sales volume and financial product sales. The Company recorded $5.8 billion of intangible assets and goodwill as a result of this transaction. In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's businesses, products and services. The results of Sears are included in the Consolidated Financial Statements from November 2003 forward.

Acquisition of The Home Depot's Private-Label Portfolio

        In July 2003, Citigroup completed the acquisition of The Home Depot private-label portfolio (Home Depot), which added $6 billion in receivables and 12 million accounts. The results of Home Depot are included in the Consolidated Financial Statements from July 2003 forward.

Common Stock Dividend Increase

        On July 14, 2003, the Company's Board of Directors approved a 75% increase in the quarterly dividend on the Company's common stock to 35 cents a share from 20 cents a share. On January 20, 2004, the Company increased its quarterly dividend by 14% by declaring a 40 cent dividend on its common stock.

Settlement of Certain Legal and Regulatory Matters

        On July 28, 2003, Citigroup entered into final settlement agreements with the Securities and Exchange Commission (SEC), the Office of the Comptroller of the Currency (OCC), the Federal Reserve Bank of New York (FED), and the Manhattan District Attorney's Office that resolved on a civil basis their investigations into Citigroup's structured finance work for Enron. The Company also announced that its settlement agreement with the SEC concluded that agency's investigation into certain Citigroup work for Dynegy. The agreements were reached by Citigroup (and, in the case of the agreement with the OCC, Citibank, N.A.) without admitting or denying any wrongdoing or liability, and the agreements do not establish wrongdoing or liability for the purpose of civil litigation or any other proceeding. Citigroup paid from previously established reserves an aggregate amount of $145.5 million in connection with these settlements.

        On April 28, 2003, Salomon Smith Barney Inc., now named Citigroup Global Markets Inc. (CGMI), announced final agreements with the SEC, the National Association of Securities Dealers (NASD), the New York Stock Exchange (NYSE) and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the Research Settlement). CGMI reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. Citigroup paid from previously established reserves an aggregate amount of $300 million and committed to spend an additional $75 million to provide independent third-party research at no charge to clients in connection with these settlements.

Impact from Argentina's Economic Changes

        As a result of an improving credit environment, the Global Consumer allowance for credit losses was reduced by $100 million in 2003 and $39 million in 2004 and the Global Corporate and Investment Bank reduced allowance for credit losses by approximately $164 million in 2004.

        In 2003, the Company wrote off $127 million of its government-issued compensation notes against previously established reserves. This write-off was triggered by, among other things, the government's disallowance of compensation for pesification of certain credit card and overdraft loans. While the notes were adjusted, the disallowance is still being negotiated. The initial payment of approximately $57 million due under the compensation notes was received in August 2003. Additional payments under the compensation notes totaling $119 million and $61 million were received when due in 2004 and February 2005, respectively. In 2003, the Company also recognized a $13 million impairment charge on its government Patriotic Bonds. Payments required under bank deposit Amparos (judicial orders requiring previously dollar-denominated deposits that had been re-denominated at government rates to be immediately repaid at market exchange rates) were down significantly from 2002; losses recorded in 2003, net of the $40 million reserve release, were $2 million; and losses recorded in 2004, net of a $6 million reserve release, were $25 million.

        The Global Investment Management businesses in Argentina recorded pretax charges of $208 million in 2003. These charges were comprised of: $124 million in write-downs resulting from the mandatory exchange of Argentine Government Promissory Notes (GPNs) for Argentine government bonds denominated in U.S. dollars; a $44 million write-off of impaired Deferred Acquisition Costs reflecting changes in underlying cash flow estimates for the business; $20 million of losses related to the restructuring of voluntary customer annuity liability balances; and $20 million of losses related to a premium deficiency in the death and disability insurance business. Additional write-offs of impaired Deferred Acquisition Costs of $11 million were taken in 2004.

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

        On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in TPC (the distribution). This non-cash distribution was tax-free to Citigroup, its stockholders and TPC. The distribution was treated as a dividend to stockholders for accounting purposes that reduced Citigroup's Additional Paid-In Capital by approximately $7.0 billion. Following the distribution and subsequent merger of TPC and the St. Paul Companies (St. Paul Travelers) on April 1, 2004, Citigroup remains a holder of approximately 6.0% of TPC's outstanding equity securities, which are carried at fair value in the Proprietary Investment Activities segment and classified as available-for-sale within Investments on the Consolidated Balance Sheet.

        Following the August 20, 2002 distribution, the results of TPC were reported by the Company separately as discontinued operations for all periods. TPC represented the primary vehicle by which Citigroup engaged in the property and casualty insurance business.

Charge for Regulatory and Legal Matters

        During the 2002 fourth quarter, the Company recorded a $1.3 billion after-tax charge ($0.25 per diluted share) related to the establishment of reserves for regulatory settlements and related civil litigation.

Acquisition of Golden State Bancorp

        On November 6, 2002, Citigroup completed its acquisition of 100% of Golden State Bancorp (GSB) in a transaction in which Citigroup paid approximately $2.3 billion in cash and issued 79.5 million Citigroup common shares. The total transaction value of approximately $5.8 billion was based on the average price of Citigroup shares, as adjusted for the effect of the TPC distribution. The results of GSB are included from November 2002 forward.

Sale of 399 Park Avenue

        During 2002, the Company sold its 399 Park Avenue, New York City headquarters building. The Company is currently the lessee of approximately 40% of the building with terms averaging 15 years. The sale for $1.06 billion resulted in a pretax gain of $830 million, with $527 million ($323 million after-tax) recognized in 2002 representing the gain on the portion of the building the Company does not occupy, and the remainder to be recognized over the term of Citigroup's lease agreements. The Company recognized $20 million in both 2004 and 2003 of the deferred portion of the gain and $5 million in 2002.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

        The Notes to the Consolidated Financial Statements contain a summary of Citigroup's significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of these policies as well as estimates made by management are considered to be important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments and estimates, some of which may relate to matters that are inherently uncertain. Additional information about these policies can be found in Note 1 to the Consolidated Financial Statements. Management has discussed each of these significant accounting policies, the related estimates and judgments that Management has made with the Audit and Risk Management Committee of the Board of Directors.

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 73.

Valuations of Financial Instruments

        Investments and trading account assets and liabilities, held by the Global Corporate and Investment Bank, Global Investment Management and Proprietary Investment Activities segments, include fixed maturity and equity securities, derivatives, investments in private equity and other financial instruments. Citigroup carries its investments and trading account assets and liabilities at fair value if they are considered to be available-for-sale or trading securities. For a substantial majority of the Company's investments and trading account assets and liabilities, fair values are determined based upon quoted prices or validated models with externally verifiable model inputs. Changes in values of available-for-sale securities are recognized in a component of stockholders' equity net of taxes, unless the value is impaired and the impairment is not considered to be temporary. Impairment losses that are not considered temporary are recognized in earnings. The Company conducts regular reviews to assess whether other-than-temporary impairment exists. Changing economic conditions, including global and regional conditions, and conditions related to specific issuers or industries, could adversely affect these values. Changes in the fair values of trading account assets and liabilities are recognized in earnings. Private equity subsidiaries also carry their investments at fair value with changes in value recognized in earnings.

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

        For our available-for-sale and trading portfolios amounting to assets of $489.5 billion and $414.5 billion and liabilities of $135.5 billion and $121.9 billion at December 31, 2004 and 2003, respectively, fair values were determined in the following ways: externally verified via comparison to quoted market prices or third-party broker quotations; by using models that were validated by qualified personnel independent of the area that created the model and inputs that were verified by comparison to third-party broker quotations or other third-party sources; or by using alternative procedures such as comparison to comparable securities and/or subsequent liquidation prices. At December 31, 2004 and 2003, respectively, approximately 96.2% and 96.5% of the available-for-sale and trading portfolios' gross assets and liabilities (prior to netting positions pursuant to FIN 39) are considered verified and approximately 3.8% and 3.5% are considered unverified. Of the unverified assets, at December 31, 2004 and 2003, respectively, approximately 66.4% and 66.0% consist of cash products, where independent quotes were not available and/or alternative procedures were not feasible, and 33.6% and 34.0% consist of derivative products where either the model was not validated and/or the inputs were not verified due to the lack of appropriate market quotations. Such values are actively reviewed by management.

        In determining the fair values of our securities portfolios, management also reviews the length of time trading positions have been held to identify aged inventory. During 2004, the monthly average aged inventory designated as available-for-immediate-sale was approximately $7.6 billion compared with $5.4 billion in 2003. Inventory positions that are both aged and whose values are unverified amounted to $2.9 billion and less than $2.1 billion at December 31, 2004 and 2003, respectively. The fair value of aged-inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available-for-immediate-sale for longer than 90 days. At December 31, 2004 and 2003, such valuation adjustments amounted to $83 million and $68 million, respectively.

        Citigroup's private equity subsidiaries include subsidiaries registered as Small Business Investment Companies and other subsidiaries that engage exclusively in venture capital activities. Investments held by private equity subsidiaries related to the Company's venture capital activities amounted to $3.8 billion and $4.4 billion at December 31, 2004 and 2003, respectively. For investments in publicly traded securities held by private equity subsidiaries amounting to five positions with a fair value of approximately $0.4 billion and five positions with a fair value of approximately $0.9 billion at December 31, 2004 and 2003, respectively, fair value is based upon quoted market prices. These publicly traded securities include thinly traded securities, large block holdings, restricted shares or other special situations, and the quoted market price is discounted to produce an estimate of the attainable fair value for the securities. To determine the amount of the discount, the Company uses a valuation methodology that is based on the British Venture Capital Association's guidelines. Such discounts ranged from 10% to 40% of the investments' quoted prices in 2004 and from 10% to 50% in 2003. For investments that are not publicly traded and are held by private equity subsidiaries amounting to approximately $3.5 billion for each of the years ended December 31, 2004 and 2003, estimates of fair value are made periodically by management based upon relevant third-party arm's length transactions, current and subsequent financings and comparisons to similar companies for which quoted market prices are available. Independent consultants may be used to provide valuations periodically for certain investments that are not publicly traded, or the valuations may be done internally. Internal valuations are reviewed by personnel independent of the investing entity.

        See the discussion of trading account assets and liabilities and investments in Summary of Significant Accounting Policies in Note 1 to the Consolidated Financial Statements. For additional information regarding the sensitivity of these instruments, see "Market Risk Management Process" on page 55.

Allowance for Credit Losses

        The allowance for credit losses represents management's estimate of probable losses inherent in the lending portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation, as are the size and diversity of individual large credits. Changes in these estimates could have a direct impact on the credit costs in any quarter and could result in a change in the allowance. At December 31, 2004 and 2003, respectively, the total allowance for credit losses, which includes reserves for unfunded lending commitments and letters of credit, totaled $3.490 billion and $4.155 billion for the Corporate loan portfolio and $8.379 billion and $9.088 billion for the Consumer loan portfolio. Attribution of the allowance is made for analytic purposes only, and the entire allowance of $11.869 billion and $13.243 billion at December 31, 2004 and 2003, respectively, is available to absorb probable credit losses inherent in the portfolio, including letters of credit and unfunded commitments.

        During 2004, Corporate cash-basis loans decreased $1.513 billion from $3.419 billion in 2003 to $1.906 billion, and net credit losses decreased from $1.211 billion in 2003 to $130 million, reflecting overall improvement in the credit quality of the portfolio. The Company also completed the implementation of Citigroup's internal credit risk-rating standards for the Banamex loan portfolio. All of these factors resulted in a decline in the Corporate allowance, with the release during 2004 of $900 million in reserves. Although the 2004 credit environment led to benefits from loan loss releases and declines in cash-basis loans, it is unlikely these benefits will repeat in 2005.

        Consumer net credit losses increased from $7.555 billion in 2003 to $8.471 billion in 2004. This increase was due to the net credit losses related to the Sears and Home Depot portfolios, which were acquired during 2003. Excluding these two portfolios, the Consumer net credit losses declined from $7.176 billion in 2003 to $5.985 billion in 2004. In addition, Consumer loans on which accrual of interest has been suspended decreased from $6.085 billion to $5.463 billion. The improvement in the overall credit performance of the Consumer portfolio resulted in a decrease of the Consumer allowance, with the net release during 2004 of $1.104 billion in reserves.

        Consumer credit loss ratios for 2005 are expected to remain relatively constant to the fourth quarter 2004 levels, with some slight improvement in the North America Cards and Consumer Finance portfolios. Full-year loss ratios for 2005 are expected to improve against prior-year levels due to credit loss rates that declined during 2004.

        The allowance for credit losses attributed to the Corporate portfolio is established through a process that begins with statistical estimates of probable losses inherent in the portfolio for all performing loans plus certain de minimis non-performing loans less than $10 million. These estimates are based upon: (1) Citigroup's internal system of credit risk ratings, which are analogous to the risk ratings of the major rating agencies; (2) the Corporate portfolio database; and (3) historical default and loss data, including rating agency information regarding default rates from 1983 to 2003, and internal data, dating to the early 1970s, on severity of losses in the event of default. This statistical process generates an estimate for losses inherent in the portfolio as well as a one-standard-deviation confidence interval around the estimate.

        The statistical estimate for losses inherent in the portfolio is based on historical average default rates and historical average write-off rates. The one-standard-deviation confidence interval reflects the historical fluctuation of default rates over the credit cycle, the historical variability of loss severity among defaulted loans, and the degree to which there are large obligor concentrations in the global portfolio.

        Next, larger-balance, non-performing, non-homogeneous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. For these loans, which are deemed impaired, reserves are then calculated based upon an estimate of probable losses. Consideration is given to all available evidence, including, as appropriate, the present value of expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan, and the fair value of collateral less disposal costs.

        The sum of the estimated losses inherent in the total portfolio and the reserves for significant individual non-performing credit exposures are then adjusted by management after considering environmental factors and trends in portfolio indicators, including cash-basis loans, historical and forecasted write-offs, and portfolio concentrations. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.

        A similar approach is used for determining the credit loss reserve related to unfunded lending commitments and letters of credit.

        Based on this process, the allowance for credit losses attributable to the Corporate portfolio was set at $3.490 billion as of December 31, 2004, compared with $4.155 billion in 2003. These balances include the reserve for unfunded commitments and letters of credit of $600 million for both 2004 and 2003, which are included in other liabilities on the balance sheet.

        For the Consumer portfolios (excluding Commercial Business and KorAm), which consist of smaller-balance, homogeneous loans, including consumer mortgages, installment loans, and revolving credit cards, the loans within each portfolio are collectively evaluated for impairment in order to provide an allowance sufficient to cover all loans within that portfolio that have shown evidence of impairment as of the balance sheet date. The foundation for assessing the adequacy of the allowance for credit losses for Consumer loans is a methodology that estimates the losses inherent in the portfolio at the balance sheet date based on historical delinquency flow rates, charge-off statistics and loss severity. This methodology is applied separately for each individual product within each different geographic region in which the product is offered.

        Under this method, the portfolio of loans is aged and separated into groups based upon the aging of the loan balances (current, 1 to 29 days past due, 30 to 59 days past due, etc.). The result is a base calculation of inherent losses in the loan portfolio for each applicable business within the Global Consumer segment. Management then evaluates the adequacy of the allowance for credit losses for each business relative to its base calculation after adjusting this base for factors such as economic trends, competitive factors, seasonality, portfolio acquisitions, solicitation of new loans, changes in lending policies and procedures, geographical, product, and other environmental factors, changes in bankruptcy laws, and evolving regulatory standards.

        Citigroup has well-established credit loss recognition criteria for its various consumer loan products. These credit loss recognition criteria are based on contractual delinquency status, consistently applied from period to period and in compliance with the Federal Financial Institutions Examination Council (FFIEC) guidelines (excluding recent acquisitions for which we obtained temporary waivers), including bankruptcy loss recognition. The provision for credit losses is highly dependent on both bankruptcy loss recognition and the time it takes for loans to move through the delinquency buckets and eventually to write-off (flow rates). An increase in the Company's share of bankruptcy losses would generally result in a corresponding increase in net credit losses. For example, a 10% increase in the Company's portion of bankruptcy losses would generally result in a similar increase in net credit losses. In addition, an acceleration of flow rates would also result in a corresponding increase to the provision for credit losses. The precise impact that an acceleration of flow rates would have on the provision for credit losses would depend upon the product and geography mix that comprises the flow rate acceleration.

        For the Commercial Business loan portfolio within Consumer, a statistical model, similar to the one used for the Corporate portfolio, was implemented in 2004 for evaluating the adequacy of the allowance for credit losses. Larger-balance, non-performing, non-homogeneous exposures deemed impaired are evaluated individually while the remaining Commercial Business loan portfolio is evaluated statistically by using internal credit risk ratings and historical default and loss data. Like the Corporate loan portfolio model, this estimate may be adjusted by management after considering other factors such as the portfolio trends and relevant economic indicators.

        Prior to 2004, the credit loss allowance for the Commercial Business portfolio was established based upon an estimate of probable losses inherent in the portfolio for individual loans and leases deemed impaired, and the application of annualized weighted average credit loss ratio to the remaining portfolio. The annualized weighted average credit loss ratio reflects both historical and projected losses. Additional reserves were established to provide for imprecision caused by the use of estimated loss data.

        Based on these methodologies, the allowance for credit losses related to the Consumer portfolios (including Commercial Business) was set at $8.379 billion and $9.088 billion as of December 31, 2004 and 2003, respectively.

        The evaluation of the total allowance includes an assessment of the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing.

        See the discussions of "Consumer Credit Risk" and "Corporate Credit Risk" on pages 49 and 51, respectively, for additional information.

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

        If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements to be considered a qualifying special-purpose entity (QSPE), the securitization entity is not consolidated by the seller of the transferred assets. In January 2003, the Financial Accounting Standards Board (FASB) issued a new interpretation on consolidation accounting that was adopted by the Company on July 1, 2003. Under this interpretation, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), if securitization entities other than QSPEs meet the definition of a variable interest entity (VIE), the Company must evaluate whether it is the primary beneficiary of the entity and, if so, must consolidate it. The entity would be considered a VIE if it requires additional subordinated financial support or if the equity investors lack certain characteristics of a controlling financial interest. In December 2003, FASB issued a revised version of FIN 46 (FIN 46-R), which the Company implemented in January 2004. This revision included substantial changes from the original FIN 46, including changes in the calculation of the expected losses and expected residual returns. Its impact on the Company's Financial Statements was an increase to assets and liabilities of approximately $1.6 billion. However, most of the Company's securitization transactions continued to meet the criteria for sale accounting and non-consolidation.

        The Company participates in securitization transactions, structured investment vehicles, and other investment funds with its own and with clients' assets totaling $1,698.3 billion at December 31, 2004 and $1,158.7 billion at December 31, 2003.

        Global Consumer primarily uses QSPEs to conduct its securitization activities, including credit card receivables, mortgage loans, student loans and auto loans. Securitizations completed by Global Consumer are for the Company's own account. QSPEs are qualifying special-purpose entities established in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). The Company is the transferor of assets to these QSPEs and, accordingly, does not consolidate these QSPEs. At December 31, 2004 and 2003, respectively, Global Consumer was involved with special-purpose entities (SPEs) with assets of $399.0 billion and $251.3 billion, including QSPEs with assets of $377.7 billion and $226.4 billion.

        GCIB's securitization activities are conducted on behalf of the Company's clients and generate revenues for services provided to the SPEs. GCIB uses SPEs to securitize mortgage-backed securities and clients' trade receivables, to create investment opportunities for clients through collateralized debt obligations (CDOs), and to meet other client needs through structured financing and leasing transactions. Many of the mortgage-backed securities transactions use QSPEs, as do certain CDOs and structured financing transactions. At December 31, 2004 and 2003, respectively, GCIB was involved with SPEs with assets of $988.9 billion and $614.9 billion, including QSPEs with assets amounting to $594.3 billion and $427.5 billion.

        Global Investment Management uses SPEs to create investment opportunities for clients through mutual and money market funds, unit investment trusts, and hedge funds, substantially all of which were not consolidated by the Company at December 31, 2004 and 2003. At December 31, 2004 and 2003, respectively, Global Investment Management was involved with SPEs with assets of $252.5 billion and $231.6 billion.

        Global Wealth Management uses SPEs to structure investment vehicles in order to provide clients with investment alternatives and capital market solutions, substantially all of which were consolidated by the Company at December 31, 2004 and 2003. At December 31, 2004 and 2003, respectively, Global Wealth Management was involved with SPEs with assets of $3.5 billion and $4.5 billion.

        Proprietary Investment Activities invests in various funds as part of its activities on behalf of the Company and also uses SPEs in creating investment opportunities and alternative investment structures. At December 31, 2004 and 2003, respectively, Proprietary Investment Activities was involved with SPEs with assets of $54.4 billion and $56.4 billion.

        VIEs with total assets of approximately $35.6 billion and $36.9 billion were consolidated at December 31, 2004 and 2003, respectively. Additional information on the Company's securitization activities and VIEs can be found in "Off-Balance Sheet Arrangements" on page 70 and in Note 12 to the Consolidated Financial Statements.

Income Taxes

        The Company is subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which the Company operates. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.

        Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

        The Company reviews these balances quarterly and as new information becomes available, the balances are adjusted, as appropriate.

        SFAS No. 109, "Accounting for Income Taxes" (SFAS 109), requires companies to make adjustments to their financial statements in the quarter that new tax legislation is enacted. In the 2004 fourth quarter, the U.S. Congress passed, and the President signed, into law a new tax bill, "The American Jobs Creation Act of 2004." The Homeland Investment Act (HIA) provision of the American Jobs Creation Act of 2004 is intended to provide companies with a one-time 85% reduction in the U.S. net tax liability on cash dividends paid by foreign subsidiaries in 2005, to the extent that they exceed a baseline level of dividends paid in prior years. The provisions of the Act are complicated, and companies, including Citigroup, are awaiting clarification of several provisions from the Treasury Department. The Company is still evaluating the provision and the effects it would have on the financing of the Company's foreign operations. In accordance with FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP FAS 109-2), the Company has not recognized any income tax effects of the repatriation provisions of the Act in its 2004 financial statements and will not do so until the above issues are resolved, sometime in 2005. The reasonably possible amounts that may be repatriated in 2005 that would be subject to the provision of the Act range from $0 to $3.2 billion. The related potential income tax effect range from a tax benefit of $0 to a tax benefit of $50 million, under current law. There is a Technical Corrections Bill pending in the U.S. Congress that would amend the computation of the HIA benefit. If this bill is enacted, the range of potential tax benefits would be from a benefit of $0 to a benefit of $150 million, net of the impact of remitting income earned in 2005 that would otherwise have been indefinitely invested overseas.

        See Note 18 to Notes to Consolidated Financial Statements for a further description of the Company's provision for Income Taxes and related income tax assets and liabilities.

Legal Reserves

        The Company is subject to legal, regulatory and other proceedings and claims arising from conduct in the ordinary course of business. These proceedings include actions brought against the Company in its various roles, including acting as a lender, underwriter, broker/dealer or investment advisor. Reserves are established for legal and regulatory claims based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in the Company's financial statements and SEC filings, management's view of the Company's exposure. The Company reviews outstanding claims with internal as well as external counsel to assess probability and estimates of loss. The risk of loss is reassessed as new information becomes available and reserves are adjusted, as appropriate. The actual cost of resolving a claim may be substantially higher than the amount of the recorded reserve. See Note 28 to the Consolidated Financial Statements and the discussion of "Legal Proceedings" beginning on page 141.

ACCOUNTING CHANGES AND FUTURE APPLICATION OF ACCOUNTING STANDARDS

        See Note 1 to the Consolidated Financial Statements for a discussion of Accounting Changes and the Future Application of Accounting Standards.

PENSION AND POSTRETIREMENT PLANS

        The Company has several non-contributory defined benefit pension plans covering substantially all U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S.-defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States.

        The following table shows the pension expense and contributions for Citigroup's U.S. and foreign plans:

	U.S. Plans			Non-U.S. Plans
	2004	2003	2002	2004	2003	2002
	In Millions of Dollars
Pension Expense	$196	$101	$24	$185	$158	$133
Company contributions(1)(2)	400	500	500	524	279	695

(1)
In 2002, the Company's contributions consisted of $500 million of Citigroup common stock and $695 million in cash.

(2)
In addition, the Company absorbed $18 million, $12 million and $41 million during 2004, 2003 and 2002, respectively, relating to certain investment management fees and administration costs, which are excluded from this table.

        Citigroup common stock comprised 1.2%, 6.45%, and 7.87% of the U.S. plan's assets at December 31, 2004, 2003, and 2002, respectively. The Citigroup U.S. Pension Plan sold approximately $500 million of Citigroup common stock in January of 2004.

        The following table shows the combined postretirement expense and contributions for Citigroup's U.S. and foreign plans:

	U.S. & Non-U.S. Plans
	2004	2003	2002
	In millions of dollars
Postretirement expense	$75	$97	$105
Company Contributions	216	166	226

        All U.S. qualified plans and the funded foreign plans are generally funded to the amounts of the accumulated benefit obligations. Net pension expense for the year ended December 31, 2005 for the U.S. plans is expected to increase by approximately $30 million primarily as a result of lower discount rates. Net pension expense for the years ended December 31, 2004 and 2003 for the U.S. plans increased by $95 million and $77 million, respectively, as a result of the amortization of unrecognized net actuarial losses, lower discount rates, a lower expected return on assets assumption beginning in 2003, and for 2004, an updated mortality table. As the foreign pension plans all use the fair value of plan assets, their pension expense will be directly affected by the actual performance of the plans' assets. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 73.

Expected Rate of Return

        Citigroup determines its assumptions for the expected rate of return on plan assets for its U.S. pension and postretirement plans using a "building block" approach, which focuses on ranges of anticipated rates of return for each asset class. A weighted range of nominal rates is then determined based on target allocations to each asset class. Citigroup considers the expected rate of return to be a longer-term assessment of return expectations and does not anticipate changing this assumption annually unless there are significant changes in economic conditions. This contrasts with the selection of the discount rate, future compensation increase rate, and certain other assumptions, which are reconsidered annually in accordance with generally accepted accounting principles. The expected rate of return was 8.0% at December 31, 2004 and 2003, reflecting the performance of the equity markets. The computation of pension expense for 2004 includes $750 million of expected returns, which represents the 8.0% expected return and is equivalent to 3% of pretax earnings. This expected amount is deducted from the service cost, interest and other components of pension expense to arrive at the net pension expense. Net pension expense for 2003 and 2002 reflects deductions of $700 million and $783 million of expected returns, respectively.

        The following table shows the expected versus actual rate of return on plan assets for the U.S. pension and postretirement plans:

	2004	2003	2002
Expected Rate of Return(1)	8.0%	8.0%	8.0%
Actual Rate of Return	11.5%	24.2%	(7.0)%

(1)
The expected rate of return was changed from 9.5% to 8.0% in September 2002 when plan assets were revalued in connection with the TPC spin-off.

        In calculating pension expense for the U.S. plan and in determining the expected rate of return, the Company uses the calculated market-related value of plan assets. The year-end allocations are within the plans' target ranges.

        The following table shows the asset allocations for the U.S. plan:

As of December 31	2004	2003
Equities	47%	54%
Fixed income	29%	26%
Real estate and other	24%	20%

        A similar approach has been taken in selecting the expected rates of return for Citigroup's foreign plans. The expected rate of return for each plan is based upon its expected asset allocation. Market performance over a number of earlier years is evaluated covering a wide range of economic conditions to determine whether there are sound reasons for projecting forward any past trends. The expected rates of return for the foreign plans ranged from 3.25% to 10% for 2004 compared with a range of 3.25% to 10.5% for 2003, and 3.0% to 12.0% in 2002. The wide variation in these rates is a result of differing asset allocations in the plans as well as varying local economic conditions. For example, in certain countries, local law requires that all pension plan assets must be invested in fixed income investments, or in government funds, or in local country securities. Asset allocations for the foreign plans ranged from a combination of 97% fixed income to 3% equities and other investments to a combination of 78% equities and 12% fixed income and other investments at December 31, 2004, compared with an asset allocation range from 100% fixed income investments to a combination of 91% equities and 9% fixed income and other investments at December 31, 2003, and 100% fixed income to a combination of 75% equities and 25% fixed income and other investments at December 31, 2002. Pension expense for 2004 was reduced by $251 million due to the expected return, which impacted pretax earnings by 1%. Actual returns in 2004 were more than the expected returns. Pension expense for 2003 and 2002 was reduced by expected returns of $209 million and $188 million, respectively. Actual returns were higher in 2003 and were lower in 2002 than the expected returns in those years.

        A one percentage-point change in the expected rates of return would have the following effects on pension expense:

	One percentage-point increase			One percentage-point decrease
	2004	2003	2002	2004	2003	2002
	In millions of dollars
Effect on pension expense for U.S. plans	$(94)	$(88)	$(85)	$94	$88	$85
Effect on pension expense for foreign plans	(118)	(24)	(21)	118	24	21

Discount Rate

        The discount rates for the U.S. pension and postretirement plans were selected by reference to the Moody's Aa Long-Term Corporate Bond Yield in conjunction with a Citigroup-specific analysis using each plans' specific cash flows to confirm that the Moody's Aa index provided a good basis for selection of the discount rates. Under the analysis, the resulting plan-specific discount rates for the pension and postretirement plans were 5.76% and 5.36%, respectively. Citigroup's policy is to round up to the nearest quarter percent. Accordingly, at December 31, 2004, the Moody's Aa Long-Term Corporate Bond Yield was 5.66% and the discount rate was set at 5.75% for the pension plan and 5.50% for the postretirement plan. At December 31, 2003, the Moody's Aa Long-Term Corporate Bond Yield was 6.01% and the discount rate was set at 6.25% for both the pension and postretirement plans. At December 31, 2002, the Moody's Aa Long-Term Corporate Bond Yield was 6.52% and the discount rate was set at 6.75% for both the pension and postretirement plans.

        The discount rates for the foreign pension and postretirement plans are selected by reference to high-quality corporate bond rates in countries that have developed corporate bond markets. However, where developed corporate bond markets do not exist, the discount rates are selected by reference to local government bond rates with a premium added to reflect the additional risk for corporate bonds. At December 31, 2004, the discount rates for the foreign plans ranged from 2.0% to 10.0% compared with a range of 2.0% to 10.0% at December 31, 2003, and 2.25% to 12.0% at December 31, 2002.

        A one percentage-point change in the discount rates would have the following effects on pension expense:

	One percentage-point increase			One percentage-point decrease
	2004	2003	2002	2004	2003	2002
	In millions of dollars
Effect on pension expense for U.S. plans	$(140)	$(52)	$(5)	$140	$120	$70
Effect on pension expense for foreign plans	(260)	(43)	(41)	306	53	46

BUSINESS FOCUS

        The following tables show the net income (loss) for Citigroup's businesses both on a product view and on a regional view:

Citigroup Net Income—Product View

	2004	2003(1)	2002(1)
	In millions of dollars
Global Consumer
Cards	$4,700	$3,590	$3,043
Consumer Finance	2,388	1,979	2,258
Retail Banking	4,628	4,046	2,897
Other(2)	95	(124)	(154)

Total Global Consumer	11,811	9,491	8,044

Global Corporate and Investment Bank
Capital Markets and Banking	5,395	4,642	3,995
Transaction Services	1,041	745	569
Other(3)(4)	(4,398)	(16)	(1,392)

Total Global Corporate and Investment Bank	2,038	5,371	3,172

Global Wealth Management
Smith Barney	881	792	821
Private Bank(5)	318	551	461

Total Global Wealth Management	1,199	1,343	1,282

Global Investment Management
Life Insurance and Annuities	1,073	792	642
Asset Management	238	324	351

Total Global Investment Management	1,311	1,116	993

Proprietary Investment Activities	743	366	(50)
Corporate/Other	(56)	166	7
Income from Continuing Operations	17,046	17,853	13,448
Income from Discontinued Operations(6)	—	—	1,875
Cumulative Effect of Accounting Change(7)	—	—	(47)

Total Net Income	$17,046	$17,853	$15,276

(1)
Reclassified to conform to the 2004 presentation. See Note 4 to the Consolidated Financial Statements for assets by segment.

(2)
2004 includes a $378 million after-tax gain related to the sale of Samba.

(3)
2002 includes a $1.3 billion after-tax charge related to the establishment of reserves for regulatory settlements and related civil litigation.

(4)
2004 includes a $378 million after-tax gain related to the sale of Samba and a $4.95 billion after-tax charge related to the WorldCom and Litigation Reserve Charge.

(5)
2004 includes a $244 million after-tax charge related to the exit plan implementation for the Company's Private Bank operations in Japan.

(6)
On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in TPC. Following the distribution, Citigroup began accounting for TPC as discontinued operations. See Note 3 to the Consolidated Financial Statements.

(7)
Accounting change in 2002 of ($47) million includes the adoption of the remaining provisions of SFAS 142. See Note 1 to the Consolidated Financial Statements.

Citigroup Net Income—Regional View

	2004	2003(1)	2002(1)
	In millions of dollars
North America (excluding Mexico)(2)
Consumer	$7,726	$6,605	$5,478
Corporate(3)(4)	(2,190)	2,542	1,011
Wealth Management	1,169	1,073	1,071
Investment Management	1,015	1,052	849

Total North America	7,720	11,272	8,409

Mexico
Consumer	827	624	336
Corporate	659	407	423
Wealth Management	52	41	20
Investment Management	153	162	110

Total Mexico	1,691	1,234	889

Europe, Middle East and Africa (EMEA)
Consumer(5)	1,183	684	655
Corporate(5)	1,132	919	755
Wealth Management	15	(16)	8
Investment Management	7	20	11

Total EMEA	2,337	1,607	1,429

Japan
Consumer	616	583	1,031
Corporate	334	162	124
Wealth Management(6)	(205)	83	60
Investment Management	24	5	(4)

Total Japan	769	833	1,211

Asia (excluding Japan)
Consumer	1,187	811	690
Corporate	1,290	775	728
Wealth Management	125	118	92
Investment Management	37	50	21

Total Asia	2,639	1,754	1,531

Latin America
Consumer	272	184	(146)
Corporate	813	566	131
Wealth Management	43	44	31
Investment Management	75	(173)	6

Total Latin America	1,203	621	22

Proprietary Investment Activities	743	366	(50)
Corporate /Other	(56)	166	7
Income from Continuing Operations	17,046	17,853	13,448
Income from Discontinued Operations(7)	—	—	1,875
Cumulative Effect of Accounting Change(8)	—	—	(47)

Total Net Income	$17,046	$17,853	$15,276

(1)
Reclassified to conform to the 2004 presentation.

(2)
Excludes Proprietary Investment Activities and Corporate/Other which are predominately related to North America.

(3)
2004 includes a $4.95 billion after-tax charge related to the WorldCom and Litigation Reserve Charge.

(4)
2002 includes a $1.3 billion after-tax charge related to the establishment of reserves for regulatory settlements and related civil litigation.

(5)
2004 includes a $756 million after-tax gain ($378 million in Consumer and $378 million in Corporate) related to the sale of Samba.

(6)
2004 includes a $244 million after-tax charge related to the exit plan implementation for the Company's Private Bank operations in Japan.

(7)
See Note 3 to the Consolidated Financial Statements.

(8)
See Note 1 to the Consolidated Financial Statements.

Selected Revenue and Expense Items

Revenues

        Net interest revenue was $44.6 billion in 2004, up $4.8 billion or 12% from 2003, which was up $2.1 billion or 6% from 2002, reflecting the positive impact of a changing rate environment, business volume growth in most markets through organic growth combined with the impact of acquisitions during the year.

        Total commissions, asset management and administration fees, and other fee revenues of $23.6 billion were up $1.6 billion or 7% in 2004, primarily reflecting improved global equity markets, higher transactional volume and continued strong investment banking results. Insurance premiums of $4.0 billion in 2004 were up 7% from year-ago levels and up $339 million in 2003 compared to 2002. The 2004 increase primarily represents higher business volumes compared to the prior year.

        Principal transactions revenues of $3.8 billion decreased $1.4 billion or 27% from 2003, primarily reflecting decreases in Global Fixed Income related to fluctuation of interest rates and positioning and lower volatility in the market, partially offset by fluctuating foreign exchange rates. Realized gains/(losses) from sales of investments of $831 million in 2004 were up $321 million from 2003, which was up $995 million from 2002. The increase from 2003 is attributable to the absence of prior-year losses related to the write-down of Argentina government promissory notes and gains in Treasury and Fixed Income Management Account Portfolios. Other revenue of $9.4 billion in 2004 increased $3.1 billion from 2003, which was up $533 million from 2002. The 2004 increase primarily reflected the $1.2 billion gain on the sale of Samba, increased securitization gains and activities and improved investment results. The 2003 increase includes improved securitization gains and activities and stronger Private Equity results.

Operating Expenses

        Operating expenses grew $12.8 billion or 33% to $52.0 billion in 2004, and increased $1.9 billion or 5% from 2002 to 2003. Expense growth during 2004 was primarily related to the $7.9 billion pretax reserve for the WorldCom and Litigation Reserve Charge taken in the second quarter of 2004 and the $400 million Private Bank Japan Exit Plan Charge. Other increased expenses included investments made relating to the acquisitions of Sears, KorAm, WMF and Principal Residential Mortgage during the year, increased incentive compensation due to increased revenue, increased marketing and advertising expenses and higher pension and insurance expenses. The increase in 2003 included investments made relating to acquisitions during the year, increased spending on sales force, marketing and advertising and new business initiatives to support organic growth, higher pension and insurance costs, the cost of expensing options and higher deferred acquisition costs.

Benefits, Claims, and Credit Losses

        Benefits, claims, and credit losses were $10.0 billion, $11.9 billion and $13.5 billion in 2004, 2003 and 2002, respectively. The 2004 charge was down $1.9 billion from 2003, which was down $1.6 billion from 2002. Policyholder benefits and claims in 2004 decreased $94 million from 2003, primarily as a result of the absence of the pension close-out contract in Life Insurance and Annuities. The 2003 charge was up $417 million from 2002. The provision for credit losses decreased $1.8 billion or 23% from 2003 to $6.2 billion in 2004, reflecting continued improvement in credit quality in both consumer and corporate businesses, partially offset by the impact of acquisitions. There was a $1.9 billion decrease from 2003 to 2002 due to the improvement in the global credit environment.

        Global Consumer provisions for benefits, claims, and credit losses of $7.9 billion in 2004 were down $112 million or 1% from 2003, reflecting decreases in Retail Banking and Consumer Finance, partially offset by increases in Cards. Total net credit losses (excluding Commercial Business) were $8.257 billion and the related loss ratio was 2.31% in 2004, as compared to $7.093 billion and 2.38% in 2003 and $6.740 billion and 2.67% in 2002. The consumer loan delinquency ratio (90 days or more past due) decreased to 2.02% at December 31, 2004 from 2.42% at December 31, 2003 and 2.40% at December 31, 2002. See page 47 for a reconciliation of total consumer credit information.

        The GCIB provision for credit losses in 2004 decreased $1.7 billion from 2003, which decreased $1.5 billion from 2002. The decrease reflects this year's continually improving credit environment.

        Corporate cash-basis loans at December 31, 2004, 2003 and 2002 were $1.906 billion, $3.419 billion, and $3.995 billion, respectively. The decrease in cash-basis loans from 2003 reflects improved credit quality, write-offs against previously established reserves, as well as repayments. Corporate cash-basis loans at December 31, 2003 decreased $0.6 billion from December 31, 2002 primarily due to the improving credit environment.

Income Taxes

        The Company's effective tax rate of 28.6% in 2004 decreased 255 basis points from 2003, and included a $234 million benefit for the release of a valuation allowance relating to the utilization of foreign tax credits, the releases of $150 million and $147 million due to the closing of tax audits and a $47 million tax benefit due to an IRS tax ruling relating to Argentina. The 2004 effective tax rate was also reduced from 2003 because of the impact of indefinitely invested international earnings and other items on the lower level of pretax earnings due to the impact of the WorldCom and Litigation Reserve Charge. The Company's effective tax rate was 31.1% in 2003 and 34.1% in 2002. See additional discussion on page 16 and in Note 18 to the Consolidated Financial Statements.

The net income line in the following business segment and operating unit discussions excludes the cumulative effect of accounting change and income from discontinued operations. The cumulative effect of accounting change and income from discontinued operations is disclosed within the Corporate/Other business segment. See Notes 1 and 3 to the Consolidated Financial Statements.

        Certain amounts in prior years have been reclassified to conform to the current year's presentation. Business segment and product reclassifications include the implementation of the Company's Risk Capital Methodology and allocation across its products and segments.

GLOBAL CONSUMER

GLOBAL CONSUMER—2004 NET INCOME

[EDGAR REPRESENTATION OF GRAPHIC DATA]

In billions of dollars
2002	$8.0
2003	$9.5
2004	$11.8

GLOBAL CONSUMER—2004 NET INCOME BY PRODUCT*

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Retail Banking	40%
Consumer Finance	20%
Cards	40%

*
Excludes Other Consumer income of $95 million

GLOBAL CONSUMER—2004 NET INCOME BY REGION*

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Asia	11%
Japan	5%
EMEA	7%
Mexico	7%
North America	68%
Latin America	2%

*
Excludes $378 million after-tax gain related to the sale of Samba

	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense	$47,267	$40,970	$37,659
Operating expenses	21,924	18,836	16,743
Provisions for benefits, claims, and credit losses	7,926	8,038	8,459

Income before taxes and minority interest	17,417	14,096	12,457
Income taxes	5,547	4,554	4,373
Minority interest, after-tax	59	51	40

Net income	$11,811	$9,491	$8,044

Average risk capital(1)	$22,200	$20,441
Return on risk capital(1)	53%	46%
Return on invested capital(1)	22%	21%

(1)
See Footnote (7) to the table on page 4.

        Global Consumer reported net income of $11.811 billion in 2004, up $2.320 billion or 24% from 2003, driven by double-digit growth across all products and a $378 million after-tax gain on the sale of Samba. Cards net income increased $1.110 billion or 31% in 2004 mainly reflecting improved credit costs, including the impact of credit reserve releases, the addition of the Sears, Home Depot and KorAm portfolios, growth in international receivables, and the benefit of certain one-time tax credits. Retail Banking net income increased $582 million or 14% in 2004 primarily due to the impact of improved credit costs, including the impact of credit reserve releases, led by the Commercial Business in North America, and strong international growth led by Asia. Consumer Finance net income increased $409 million or 21% in 2004 primarily due to a higher net interest margin in North America, lower credit costs, the impact of the Washington Mutual Finance (WMF) acquisition, and growth in Latin America and Asia, partially offset by weakness in Japan and EMEA.

        Net income in 2003 increased $1.447 billion or 18% from 2002, reflecting double-digit growth in Retail Banking and Cards that was primarily driven by the impact of acquisitions and strong growth in North America including Mexico, Asia and Latin America, and was partially offset by declines in Japan, driven by continued weakness in Consumer Finance.

        On July 1, 2004, Citigroup acquired Principal Residential Mortgage, Inc. (PRMI), a servicing portfolio of $115 billion. In the 2004 second quarter, Citigroup completed the acquisition of KorAm, which added $10.0 billion in deposits and $12.6 billion in loans, with $11.5 billion in Retail Banking and $1.1 billion in Cards at June 30, 2004. In January 2004, Citigroup completed the acquisition of WMF, which added $3.8 billion in average loans and 427 loan offices. In November 2003, Citigroup completed the acquisition of Sears, which added $15.4 billion of private-label card receivables, $13.2 billion of bankcard receivables and 32 million accounts. In July 2003, Citigroup completed the acquisition of the Home Depot portfolio, which added $6 billion in receivables and 12 million accounts. In July 2003, Citigroup also acquired the remaining stake in Diners Club Europe, adding one million accounts and $0.6 billion of receivables. In November 2002, Citigroup completed the acquisition of GSB, which added $25 billion in deposits and $35 billion in loans, including $33 billion in Retail Banking and $2 billion in Consumer Finance. In February and May 2002, CitiFinancial Japan acquired the consumer finance businesses of Taihei Co., Ltd. (Taihei) and Marufuku Co., Ltd. (Marufuku), adding $1.1 billion in loans. These business acquisitions were accounted for as purchases; therefore, their results are included in the Global Consumer results from the dates of acquisition.

        Global Consumer has divested several non-strategic businesses and portfolios as opportunities to exit became available. Certain divestitures include Global Consumer's share of Citigroup's 20% equity investment in Samba and a $900 million vendor finance leasing business in Europe in 2004, the sales of the $1.2 billion Fleet Services portfolio in the North American Commercial Business and of $1.7 billion of credit card portfolios in 2003, and the 2002 sale of the $2.0 billion mortgage portfolio in Japan Retail Banking.

        The table below shows net income by region for Global Consumer:

Global Consumer Net Income—Regional View

	2004	2003	2002
	In millions of dollars
North America (excluding Mexico)	$7,726	$6,605	$5,478
Mexico	827	624	336
EMEA	1,183	684	655
Japan	616	583	1,031
Asia (excluding Japan)	1,187	811	690
Latin America	272	184	(146)

Net income	$11,811	$9,491	$8,044

        The increase in Global Consumer net income in 2004 reflected growth in all regions. North America (excluding Mexico) net income grew $1.121 billion or 17%, primarily reflecting the impact of acquisitions and improved credit, including higher credit reserve releases. Net income in Mexico grew $203 million or 33%, driven by improved customer volumes in Cards and Retail Banking. Net income in EMEA increased $499 million or 73%, primarily reflecting the $378 million gain on the sale of Samba in Other Consumer and the benefit of foreign currency translation, partially offset by higher credit reserve builds. Income in Japan increased by $33 million or 6% reflecting a lower provision for credit losses, primarily driven by lower bankruptcies in Consumer Finance, partially offset by the absence of a $94 million prior-year tax reserve release. Growth in Asia of $376 million or 46% was mainly due to higher investment product sales in Retail Banking, growth in Cards, the impact of credit reserve releases and the addition of KorAm. The increase in Latin America of $88 million or 48% was mainly due to improvements in all products, with the increase in Retail Banking primarily driven by Argentina, including the absence of prior-year repositioning costs.

CARDS

	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense	$18,321	$14,610	$13,637
Operating expenses	8,089	6,227	5,535
Provision for credit losses	3,396	2,935	3,410

Income before taxes and minority interest	6,836	5,448	4,692
Income taxes	2,133	1,854	1,647
Minority interest, after-tax	3	4	2

Net income	$4,700	$3,590	$3,043

Average assets (in billions of dollars)	$95	$70	$63
Return on assets	4.95%	5.13%	4.83%

Average risk capital(1)	$5,364	$4,375
Return on risk capital(1)	88%	82%
Return on invested capital(1)	29%	35%

(1)
See Footnote (7) to the table on page 4.

        Cards reported net income of $4.700 billion in 2004, up $1.110 billion or 31% from 2003. North America Cards reported net income of $3.939 billion, up 27% over 2003, reflecting improved credit costs, including the benefit of credit reserve releases, and the impact of the Sears and Home Depot acquisitions. International Cards income increased by 53% over 2003 to $761 million in 2004, reflecting higher revenues from receivables growth, improved credit costs, including the benefit of credit reserve releases, a lower effective tax rate, including the benefit of certain one-time tax credits, a gain on the sale of Orbitall (Credicard processing company in Brazil) and the addition of KorAm. Globally, 2003 net income of $3.590 billion was up $547 million or 18% from 2002, reflecting increased spreads, the impact of the Home Depot and Sears acquisitions, improved credit costs in North America, a lower provision for credit losses in Argentina and growth in Asia.

        As shown in the following table, average managed loans grew 19% in 2004, reflecting growth of 18% in North America and 26% in International Cards. In North America, the addition of the Home Depot and Sears portfolios was partially offset by the impact of higher payment rates seen throughout the industry. The increase in International Cards reflected the benefit of strengthening currencies and growth in both Asia and EMEA, and the addition of KorAm. Average managed loans grew 8% in 2003, driven by the acquisition of Home Depot and Sears in the 2003 third and fourth quarters, respectively, international growth led by Asia and EMEA, and the benefit of strengthening currencies. Sales in 2004 were $354.7 billion, up 22% from 2003. North America sales were up 20% to $301.9 billion in 2004, with the impact of acquisitions and improved purchase sales. International Cards sales grew 33%, reflecting growth in Asia, Latin America and Japan, the addition of KorAm, and the benefit of strengthening currencies. In 2003, sales were up 5% from 2002, reflecting the impact of acquisitions and growth in EMEA, Asia and Japan.

	2004	2003	2002
	In billions of dollars
Sales
North America	$301.9	$251.5	$244.9
International	52.8	39.6	33.4

Total sales	$354.7	$291.1	$278.3

Average managed loans
North America	$139.6	$118.0	$110.2
International	15.7	12.5	10.7

Total average managed loans	$155.3	$130.5	$120.9

Total on-balance sheet average loans	$74.3	$55.9	$49.2

        Revenues, net of interest expense, of $18.321 billion in 2004 increased $3.711 billion or 25% from 2003, reflecting growth in North America of $3.128 billion or 26% and in International Cards of $583 million or 22%. Revenue growth in North America reflected the impact of acquisitions, higher net interest margin and the benefit of increased purchase sales, partially offset by higher payment rates resulting from the overall improved economy, and lower securitization-related gains. In 2004 and 2003, revenues included net securitization gains of $234 million and $342 million, respectively, with the 2003 gains primarily resulting from changes in estimates related to the timing of revenue recognition on securitized portfolios. Revenue growth in International Cards reflected growth in all regions and includes the addition of KorAm and Diners Club Europe, the benefit of foreign currency translation, and the gain on the sale of Orbitall. In 2003, revenues increased $973 million or 7% from 2002, reflecting the impact of acquisitions, net interest margin expansion, increased purchase sales, gains from the sale of non-strategic portfolios, and the benefit of foreign currency translation, partially offset by increased credit losses on securitized receivables, which are recorded as a reduction to other revenue after receivables are securitized.

        Operating expenses of $8.089 billion in 2004 were up $1.862 billion or 30% from 2003, reflecting increases in North America of $1.456 billion or 30% and in International Cards of $406 million or 30%. Expense increases in North America primarily reflected the full year impact of the Home Depot and Sears acquisitions and increased advertising and marketing expenses. Expense growth in International Cards reflected increases in all regions and included the impact of the Diners Club Europe and KorAm acquisitions, the net effect of foreign currency translation and increased advertising and marketing expenses. In 2003, operating expenses were $692 million or 13% higher than 2002, reflecting the impact of acquisitions, foreign currency translation and increased investment spending, including higher advertising and marketing expenditures, costs associated with expansion into Russia and China, and repositioning costs, mainly in EMEA and Latin America.

        The provision for credit losses in 2004 was $3.396 billion, compared to $2.935 billion in 2003 and $3.410 billion in 2002. The increase in the provision for credit losses in 2004 reflects the full year impact of acquisitions and increased presence in the private label card market in North America, partially offset by lower net credit losses and higher credit reserve releases of $735 million, resulting from an improved credit environment, as well as the impact of increased levels of securitized receivables. The decrease in the provision for credit losses in 2003 was mainly due to an increase in the level of securitized receivables combined with credit improvements in North America and Latin America, including a $44 million reduction in the allowance for credit losses in Argentina due to improvement in credit experience and lower portfolio volumes. The decline in 2003 was partially offset by the impact of acquisitions. In 2002, the provision for credit losses included a $206 million addition to the allowance for credit losses established in accordance with the implementation of FFIEC guidance related to past-due interest and late fees on the on-balance sheet credit card receivables in Citi Cards and a $109 million net provision for credit losses resulting from deteriorating credit in Argentina.

        The securitization of credit card receivables is limited to the Citi Cards business within North America. At December 31, 2004, securitized credit card receivables were $85.3 billion compared to $76.1 billion at December 31, 2003 and $67.1 billion at December 31, 2002. There were $2.5 billion in credit card receivables held-for-sale at December 31, 2004, compared to zero credit card receivables held-for-sale at December 31, 2003, and $6.5 billion at December 31, 2002. Securitization changes Citigroup's role from that of a lender to that of a loan servicer, as receivables are removed from the balance sheet but continue to be serviced by Citigroup. As a result, securitization affects the amount of revenue and the manner in which revenue and the provision for credit losses are recorded with respect to securitized receivables.

        A gain is recorded at the time receivables are securitized, representing the difference between the carrying value of the receivables removed from the balance sheet and the fair value of the proceeds received and interests retained. Interests retained from securitization transactions include interest-only strips, which represent the present value of estimated excess cash flows associated with securitized receivables (including estimated credit losses). Collections of these excess cash flows are recorded as commissions and fees revenue (for servicing fees) or other revenue. For loans not securitized these excess cash flows would otherwise be reported as gross amounts of net interest revenue, commissions and fees revenue and credit losses.

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

        Including securitized receivables and receivables held-for-sale, managed net credit losses were $9.219 billion in 2004 with a related loss ratio of 5.94% compared to $7.694 billion and 5.90% in 2003 and $7.169 billion and 5.93% in 2002. The increase in the ratio from the prior year was primarily driven by the impact of acquisitions and the related expansion of the private label portfolio, partially offset by the continued improvement in the credit environments in both the North America and international markets that began in 2003. The decline in the ratio in 2003 compared to 2002 was primarily driven by improvements in North America and the international markets, particularly in Hong Kong, Taiwan and Argentina, partially offset by the addition of the Sears portfolio. Loans delinquent 90 days or more were $2.944 billion or 1.78% at December 31, 2004, compared with $3.392 billion or 2.14% at December 31, 2003 and $2.397 billion or 1.84% at December 31, 2002. The decrease in delinquent loans in 2004 was primarily attributable to overall improved credit conditions in the Citi Cards business, offset slightly by the addition of the Sears portfolio. A summary of delinquency and net credit loss experience related to the on-balance sheet loan portfolio is included in the table on page 50.

CONSUMER FINANCE

	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense	$10,761	$10,083	$9,899
Operating expenses	3,600	3,488	3,114
Provisions for benefits, claims, and credit losses	3,506	3,727	3,294

Income before taxes	3,655	2,868	3,491
Income taxes	1,267	889	1,233

Net income	$2,388	$1,979	$2,258

Average assets (in billions of dollars)	$113	$105	$96
Return on assets	2.11%	1.88%	2.35%

Average risk capital(1)	$3,722	$3,183
Return on risk capital(1)	64%	62%
Return on invested capital(1)	22%	21%

(1)
See Footnote (7) to the table on page 4.

        Consumer Finance reported net income of $2.388 billion in 2004, up $409 million or 21% from 2003, reflecting an increase in North America of $405 million or 28% and an increase in International Consumer Finance of $4 million or 1%. The increase in North America primarily resulted from a higher net interest margin due to higher loan volumes and a lower cost of funds, the benefit of lower credit costs due to an improved credit environment and the successful integration of WMF in 2004. The increase in International Consumer Finance primarily resulted from increases in Latin America and Asia, partially offset by declines in Japan and EMEA. Net income in 2003 of $1.979 billion decreased by $279 million or 12% from 2002, primarily reflecting continued weakness in Japan, partially offset by the acquisition of GSB in November 2002 and a $94 million release of a tax reserve in Japan, related to a settlement with tax authorities.

	2004	2003	2002
	In billions of dollars
Average loans
Real-estate-secured loans	$58.2	$52.1	$48.0
Personal	24.8	22.5	21.6
Auto	11.6	11.1	8.4
Sales finance and other	5.4	5.0	4.0

Total average loans	$100.0	$90.7	$82.0

        As shown in the preceding table, average loans grew $9.3 billion or 10% in 2004 compared to 2003, reflecting growth in North America of $8.5 billion or 12% and International Consumer Finance of $0.8 billion or 4%. North American growth reflected the addition of WMF, which contributed $3.6 billion in average loans, and growth in all products driven by real-estate-secured and auto loans. Growth in real-estate-secured loans mainly reflected portfolio acquisitions, partially offset by a decline in cross selling of products through Primerica. Growth in the international markets was mainly driven by increases in the real-estate-secured and personal loan portfolios in both EMEA and Asia, and included the impact of strengthening currencies, partially offset by a decline in EMEA auto loans. In Japan, average loans declined by 6% from 2003 as the benefit of foreign currency translation was more than offset by the impact of higher pay-downs, reduced loan demand and tighter underwriting standards. Average loans grew 11% in 2003, resulting from acquisitions, growth in real-estate-secured loans, the impact of funding auto loan volumes internally and strengthening currencies in the international markets.

        As shown in the following table, the average net interest margin ratio of 9.95% in 2004 declined 22 basis points from 2003, reflecting compression in both the North American and international markets. In North America, higher volumes and the benefit of lower cost of funds were more than offset by lower yields reflecting the lower interest rate environment and the repositioning of portfolios towards higher credit quality. The average net interest margin ratio for International Consumer Finance was 15.80% in 2004, declining 23 basis points from the prior year, primarily driven by a mix shift to lower yielding products in EMEA and lower receivables in Japan, partially offset by a change in recording adjustments and refunds of interest in Japan. From the 2003 second quarter to the 2004 second quarter, a portion of adjustments and refunds of interest charged to customer accounts were treated as reductions in net interest margin. For all other periods presented, such adjustments and refunds of interest were accounted for in net credit losses. If all adjustments and refunds of interest were accounted for in net credit losses, the average net interest margin ratio for International Consumer Finance would have been 16.07% in 2004 and 16.49% in 2003. The average net interest margin ratio of 10.17% in 2003 declined 55 basis points from 2002 primarily reflecting compression in the international markets, driven primarily by Japan and partially offset by margin expansion in Europe. The compression of net interest margin in Japan reflected a decline in higher-yielding personal loans combined with the change in treatment of adjustments and refunds of interest as discussed above.

	2004	2003	2002
Average net interest margin ratio
North America	8.34%	8.43%	8.41%
International	15.80%	16.03%	18.01%
Total	9.95%	10.17%	10.72%

        Revenues, net of interest expense, of $10.761 billion in 2004 increased $678 million or 7% from 2003. The increase in revenues, net of interest expense, reflected growth of $622 million or 9% in North America, and growth of $56 million or 2% in International Consumer Finance. Revenue growth in North America was primarily driven by the WMF acquisition, growth in receivables and a lower cost of funds, partially offset by the impact of lower yields and declines in insurance related revenues. The increase in revenue for International Consumer Finance was primarily due to the benefit of foreign exchange and higher volumes in all regions excluding Japan. A decline in Japan revenues was driven by lower personal and real estate loan volumes, as well as a decline in yields. Revenues of $10.083 billion in 2003 increased $184 million or 2% from 2002, reflecting higher revenues in North America of $519 million or 9%, primarily due to receivable growth, including the addition of the GSB auto portfolio, partially offset by lower insurance revenues. Declines in International Consumer Finance revenues of $335 million or 9% resulted from lower volumes and spreads in Japan, offset by the timing of acquisitions in 2002, the net effect of foreign currency translation and growth in Asia.

        Operating expenses of $3.600 billion in 2004 increased $112 million or 3% from 2003, reflecting increases of $91 million or 4% in North America and $21 million or 2% in International Consumer Finance. The increase in operating expenses in North America was due to the addition of the WMF portfolio, while the increase in International Consumer Finance reflected the impact of foreign currency translation in Japan and EMEA. Excluding foreign currency translation, a decline in expenses was driven by expense savings from branch closings and headcount reductions which occurred during 2003 in Japan, partially offset by higher 2004 investment expenses including branch expansion in Asia (primarily India) and EMEA. Operating expenses of $3.488 billion in 2003 increased $374 million or 12% from 2002, reflecting increases of $218 million or 12% in North America and $156 million or 13% in International Consumer Finance. The increase in North America resulted from increased volumes, the addition of the GSB auto portfolio and increased staffing, collection and compliance costs. The increase in International Consumer Finance resulted from the impact of foreign currency translation, additional costs in Japan attributable to actions taken to restructure the business and the timing of acquisitions in 2002, partially offset by expense savings from branch closings and headcount reductions in Japan.

        The provisions for benefits, claims, and credit losses were $3.506 billion in 2004, down from $3.727 billion in 2003, primarily reflecting lower net credit losses in North America and Japan, and higher credit reserve releases of $89 million, partially offset by the WMF acquisition. The decline in North American credit losses excluding the impact of WMF was driven by the overall improvement in the credit environment, while the decline in Japan was driven by lower bankruptcy losses. Net credit losses and the related loss ratio were $3.431 billion and 3.43% in 2004, compared to $3.517 billion and 3.88% in 2003, and $3.026 billion and 3.69% in 2002. In North America, net credit losses were $2.065 billion and the related loss ratio was 2.63% in 2004, compared to $2.059 billion and 2.94% in 2003 and $1.865 billion and 3.00% in 2002. The decrease in the net credit loss ratio in 2004 was driven by improvements in all products, the result of better overall credit conditions in the market and the shift to better credit quality portfolios, partially offset by the impact of WMF. The decrease in the net credit loss ratio in 2003 was mainly driven by improvements in the real-estate-secured and auto portfolios, which were partially offset by increased loss rates in the personal loan portfolio. Net credit losses in International Consumer Finance were $1.366 billion and the related loss ratio was 6.32% in 2004, compared to $1.458 billion and 7.02% in 2003 and $1.161 billion and 5.88% in 2002. The decrease in the net credit loss ratio in 2004 was driven by improved credit conditions, including lower bankruptcy losses in Japan, partially offset by higher personal loan losses in EMEA. Adjusting the net credit loss ratios for the change in treatment of adjustments and refunds of interest in Japan, as discussed above, would have resulted in International Consumer Finance net credit loss ratios of 6.60% and 7.48% in 2004 and 2003, respectively. The increase in the net credit loss ratio in 2003 was primarily due to increased bankruptcy and contractual losses in Japan.

        Loans delinquent 90 days or more were $2.014 billion or 1.90% of loans at December 31, 2004, compared to $2.221 billion or 2.36% at December 31, 2003 and $2.197 billion or 2.48% at December 31, 2002. The decrease in the delinquency ratio in 2004 was due to improvements in all regions.

RETAIL BANKING

	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense	$17,669	$16,218	$13,981
Operating expenses	9,883	8,865	7,702
Provisions for benefits, claims, and credit losses	1,024	1,376	1,755

Income before taxes and minority interest	6,762	5,977	4,524
Income taxes	2,078	1,884	1,589
Minority interest, after-tax	56	47	38

Net income	$4,628	$4,046	$2,897

Average assets (in billions of dollars)	$264	$232	$187
Return on assets	1.75%	1.74%	1.55%

Average risk capital(1)	$13,114	$12,883
Return on risk capital(1)	35%	31%
Return on invested capital(1)	18%	16%

(1)
See Footnote (7) to the table on page 4.

        Retail Banking reported net income of $4.628 billion in 2004, up $582 million or 14% from 2003. The increase in Retail Banking reflected growth in both North America and International Retail Banking net income of $229 million or 8% and $353 million or 29%, respectively. Growth in North America was driven by improved credit costs, including higher credit reserve releases, and higher revenues due to growth in customer volumes, partially offset by a decline in net servicing revenues in Prime Home Finance, higher expenses due to increased investment spending and the impact of the continued liquidation of non-core portfolios in the Commercial Business. The increase in International Retail Banking income primarily reflected growth in Asia, which included the impact of the KorAm acquisition, the benefit of strengthening currencies and a lower effective tax rate partially due to non-recurring tax benefits. Net income of $4.046 billion in 2003 grew $1.149 billion or 40% from 2002, reflecting growth in both North America and International Retail Banking net income of $829 million or 42% and $320 million or 36%, respectively. The growth in North America was driven by the GSB acquisition, strong growth in customer volumes including mortgage originations as well as loan and deposit balances and improved credit costs in Mexico and the Commercial Business. The growth in International Retail Banking net income reflected improvements in Argentina and growth in Asia and EMEA, which more than offset a 2002 gain on the sale of a mortgage portfolio in Japan.

	2004	2003	2002
	In billions of dollars
Average customer deposits
North America	$115.7	$112.2	$90.9
Bank Deposit Program balances(1)	41.6	41.2	38.0

Total North America	157.3	153.4	128.9
International	103.2	86.2	78.8

Total average customer deposits	$260.5	$239.6	$207.7

Average loans
North America	$131.8	$114.0	$84.6
North America—Liquidating	5.7	8.9	13.0
International	47.1	36.0	34.3

Total average loans	$184.6	$158.9	$131.9

(1)
The Bank Deposit Program balances are generated from the Smith Barney channel (Global Wealth Management segment) and the funds are managed by Citibanking North America.

        As shown in the preceding table, Retail Banking grew average customer deposits and average loans in 2004. Average customer deposit growth of 3% in North America primarily reflected increases in higher-margin demand accounts in Retail Distribution, the Commercial Business and Mexico, and money market accounts in Retail Distribution, partially offset by declines in Retail Distribution time deposits, Prime Home Finance mortgage escrow deposits and the impact of a weakening peso in Mexico. Average loan growth of 12% in North America reflected increases in Prime Home Finance, Student Loans, Retail Distribution and Mexico, partially offset by a decline in the Commercial Business that was led by a continued reduction in the liquidating portfolios, including the sale of the $1.2 billion Fleet Services portfolio at the end of the 2003 third quarter. In the international markets, average customer deposits grew 20% from the prior year, primarily driven by growth in Asia and EMEA, which included the benefits of the KorAm acquisition and foreign currency translation. Average loans in International Retail Banking grew 31% primarily due to the impact of the KorAm acquisition and positive foreign currency translation. Retail Banking North America growth in average customer deposits and average loans in 2003 was largely driven by the acquisition of GSB, as well as organic growth. International Retail Banking average customer deposit growth in 2003 occurred in all regions except Latin America, and benefited from the impact of foreign currency translation, while average loan growth was driven by the impact of foreign currency translation and growth in installment loans, primarily in Germany.

        As shown in the following table, revenues, net of interest expense, of $17.669 billion in 2004 increased $1.451 billion or 9% from 2003. Revenues in North America grew $418 million or 4% in 2004, primarily due to the impact of loan and deposit growth and increased investment product sales, partially offset by a decline in net servicing revenues in Prime Home Finance, the impact of the liquidation of non-core portfolios in the Commercial Business and lower net funding spreads. Retail Distribution revenues grew $105 million or 4% due to the impact of higher loan and deposit volumes, partially offset by lower net funding spreads. The Commercial Business revenues grew $268 million or 13% due to the reclassification of operating leases from loans to other assets and the related operating lease depreciation expense from revenue to expense, and was partially offset by the impact of the liquidation of non-core portfolios, including the prior-year sale of the $1.2 billion Fleet Services portfolio. The reclassification increased both revenues and expenses by $403 million pretax in 2004. Prime Home Finance revenues decreased $366 million or 20% mainly due to lower net servicing revenues and lower securitization revenues. The decline in net servicing revenues was driven by lower hedge-related revenues, that were the result of higher hedging costs, and the impact of losses on mortgage servicing hedge ineffectiveness resulting from the volatile rate environment. The lower securitization revenues included a one-time decrease in revenues of $35 million from the adoption of SAB 105. These declines were partially offset by the impact of higher loan volumes and the impact of the PRMI acquisition. Student loan revenues grew $125 million or 26% due to the impact of higher net interest revenue, driven by growth in average loans and originations, higher securitization-related gains and the absence of a prior-year write-down of the purchase premium of certain student loans. Primerica revenues grew $53 million or 3% due to increased life insurance and investment fee revenues, partially offset by the impact of lower loan volumes and higher capital funding costs.

Revenues in Mexico increased $233 million or 13% driven by the impact of higher loans and deposits, and the gain on sale of a mortgage portfolio, partially offset by the negative impact of foreign currency translation. The comparison to the prior year was also impacted by the absence of an $85 million write-down in 2003 of the Fobaproa investment security and revised estimates of reserves related to certain investments. International Retail Banking revenues increased $1.033 billion or 21%, primarily reflecting the positive impact of foreign currency translation, the addition of KorAm and growth in Asia and EMEA. Excluding foreign currency translation and KorAm, growth in both Asia and EMEA was driven by increased investment product sales, and higher deposit and lending revenues. Revenues of $16.218 billion in 2003 grew $2.237 billion or 16% from 2002, reflecting the acquisition of GSB and growth in Prime Home Finance, Primerica and Mexico for North America, and growth in all international regions except Japan, which declined due to a $65 million gain on sale of the $2.0 billion mortgage portfolio in 2002.

	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense
Retail Distribution	$3,066	$2,961	$2,611
Commercial Business	2,295	2,027	2,006
Prime Home Finance	1,507	1,873	935
Student Loans	612	487	417
Primerica Financial Services	2,141	2,088	2,017
Mexico	2,025	1,792	1,723

North America	11,646	11,228	9,709

EMEA	2,857	2,387	1,954
Japan	471	451	496
Asia	2,164	1,652	1,457
Latin America	531	500	365

International	6,023	4,990	4,272

Total revenues, net of interest expense	$17,669	$16,218	$13,981

        Operating expenses of $9.883 billion in 2004 increased $1.018 billion or 11% from 2003, reflecting increases of $631 million or 10% in North America and $387 million or 14% in International Retail Banking. In North America, growth was mainly driven by the impact of the operating lease reclassification in the Commercial Business of $403 million, higher volume-related expenses and increased investment spending in Retail Distribution, higher staff-related and legal costs in Mexico and the impact of the PRMI acquisition. The increase in International Retail Banking expenses reflects the impact of foreign currency translation, the addition of KorAm in Asia, higher sales commissions and increased investment spending, including costs associated with branch and sales-force expansion. Operating expenses in 2003 were up $1.163 billion or 15% compared to 2002, primarily reflecting the impact of acquisitions, other volume-related increases, higher investment spending, as well as repositioning costs in Latin America and EMEA.

        The provisions for benefits, claims, and credit losses were $1.024 billion in 2004, down from $1.376 billion in 2003 and $1.755 billion in 2002, reflecting a lower provision for credit losses. The decrease in the provision for credit losses in 2003 reflected both releases in credit reserves and lower net credit losses. Higher credit reserve releases reflected improvement in credit experience in all regions except EMEA, which increased credit reserves, primarily driven by Germany. The decrease in net credit losses in 2004 was mainly due to lower credit costs in the North America Commercial Business excluding Mexico, which benefited from the liquidation of non-core portfolios; Latin America, which benefited from the absence of an $87 million write-down of an Argentine compensation note in the prior year (which was written down against previously established reserves); North America (excluding Mexico) and Asia. These declines were partially offset by higher credit losses in EMEA, primarily due to Germany, and the absence of a prior-year $64 million credit recovery in Mexico. The decrease in the provisions in 2003 compared to 2002 was mainly due to lower credit costs in Mexico and the Commercial Business, and a net $57 million reduction in the credit reserve in Argentina that was essentially offset by additions to the credit reserve in Germany. In 2002, the provision for credit losses included a $108 million provision related to Argentina. Net credit losses (excluding the Commercial Business) were $693 million and the related loss ratio was 0.48% in 2004, compared to $614 million and 0.52% in 2003 and $644 million and 0.71% in 2002. The improvement in the net credit loss ratio (excluding the Commercial Business) in 2004 was mainly due to an improved credit environment, which resulted in lower net credit losses in North America (excluding Mexico) and Asia and the absence of the $87 million write-down of the Argentina compensation note in 2003. An increase in EMEA was primarily due to Germany. Commercial Business net credit losses were $214 million and the related loss ratio was 0.53% in 2004, compared to $462 million and 1.09% in 2003 and $712 million and 1.76% in 2002. The decline in Commercial Business net credit losses was mainly due to improvements in North America (excluding Mexico) and, in the 2003 comparison, a recovery in Mexico.

        Loans delinquent 90 days or more (excluding the Commercial Business) were $4.094 billion or 2.47% of loans at December 31, 2004, compared to $3.802 billion or 3.07% at December 31, 2003 and $3.647 billion or 3.18% at December 31, 2002. The increase in delinquent loans in 2004 primarily resulted from increases in Prime Home Finance, reflecting the impact of a GNMA portfolio that was purchased in the PRMI acquisition, and increases in Germany including the impact of foreign currency translation. The decline in the 90 days delinquency ratio was driven by improved credit conditions across all markets except Japan. The increase in delinquent loans in 2003 was primarily due to the impact of foreign currency translation combined with increases in Germany and was partly offset by declines in Prime Home Finance, Asia and Argentina.

        Cash-basis loans in the Commercial Business were $735 million or 1.78% of loans at December 31, 2004, compared to $1.350 billion or 3.38% at December 31, 2003 and $1.299 billion or 2.90% at December 31, 2002. Cash-basis loans improved in 2004 primarily due to broad-based declines in all products and regions, led by North America (excluding Mexico), where the business continued to work through the liquidation of non-core portfolios. The increase in cash-basis loans in 2003 primarily reflected increases in the vehicle leasing and transportation portfolios in the North America (excluding Mexico) Commercial Business and was offset in part by improvements and foreign currency translation in Mexico.

        Average assets of $264 billion in 2004 increased $32 billion or 14% from 2003, which, in turn, increased $45 billion from 2002. The increase in 2004 primarily reflected growth in average loans in the Prime Home Finance and Student Loan businesses, the impact of the KorAm and PRMI acquisitions and the impact of foreign currency translation, partially offset by reductions in the Commercial Business due to continued liquidation and sales of non-core portfolios. The increase in 2003 primarily reflected the impact of acquisitions combined with growth in loans.

OTHER CONSUMER

	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense	$516	$59	$142
Operating expenses	352	256	392

Income before tax benefits	164	(197)	(250)
Income tax benefits	69	(73)	(96)

Net income (loss)	$95	$(124)	$(154)

        Other Consumer—which includes certain treasury and other unallocated staff functions, global marketing and other programs—reported income of $95 million in 2004 and losses of $124 million and $154 million in 2003 and 2002, respectively. Included in the 2004 results were the gain on sale of Samba of $378 million after-tax and a $22 million after-tax release of reserves related to unused travelers checks in a non-core business, partially offset by a $14 million after-tax write-down of assets in a non-core business. Excluding these items, the increase in losses in 2004 was primarily due to lower treasury results, including the impact of higher capital funding costs, and higher staff-related, global marketing and legal costs. Included in the 2002 results was a $52 million after-tax gain resulting from the disposition of an equity investment in EMEA, a $25 million after-tax release of a reserve related to unused travelers checks in a non-core business, and gains from the sales of buildings in Asia. Excluding these items, the reduction in losses in 2003 was primarily due to prior-year legal costs in connection with settlements reached during 2002 and lower global marketing costs.

        Revenues, expenses, and the provisions for benefits, claims, and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer operating segments.

GLOBAL CONSUMER OUTLOOK

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 73.

        During 2005, the Global Consumer businesses will continue to focus on tight expense control and productivity improvements. While the businesses will also focus on expanding the base of stable and recurring revenues and managing credit risk, revenue and credit performance will also be impacted by U.S. and global economic conditions, including the level of interest rates, bankruptcy filings and unemployment rates, as well as political policies and developments around the world. The Company remains diversified across a number of geographies, product groups, and customer segments and continues to monitor the economic situation in all of the countries in which it operates.

        Cards—In 2004, Cards reported record income of $4.7 billion, an increase of 31% over 2003, while benefiting from the 2003 acquisitions of the Home Depot and Sears and the 2004 acquisition of KorAm. In 2005, Cards expects to deliver strong earnings growth as managed receivables continue to grow and expenses remain controlled through improved productivity levels and scale opportunities. In 2005, Citi Cards expects continued income and managed receivables growth through continued brand development, private-label expansion, new product launches, and organic growth, despite the continuation of a challenging competitive environment. Consistent with changes in industry practice based on regulatory guidance, during 2005, Citi Cards will change the minimum payment calculation for its credit card accounts. This change is likely to result in an increase in delinquencies and credit loss experience. In Mexico, the Company will continue to leverage the expertise and experience of the global Cards franchise, with increased sales and loan volumes and productivity improvements. International Cards is also expecting strong earnings growth in 2005 with a focus on expanding the revenue base through growth in sales, receivables, and accounts while continuing to invest in both new and existing markets.

        Consumer Finance—In 2004, Consumer Finance reported record income of $2.4 billion, an improvement of 21% from 2003, largely reflecting organic growth, the 2004 acquisition of the Washington Mutual Finance Corporation portfolio, and strong international growth outside of Japan. In North America, CitiFinancial expects to deliver income growth through growth in receivables by expanding customer reach and a continued focus on expense management. In the international markets, growth in 2005 will continue to be impacted by the challenging operating environment in Japan. The Japan business regained stability in 2004, as loss rates improved, expenses were reduced through repositioning, and the pressure on loan volumes eased. In 2005, Japan is expected to continue to improve, as loss rates and expenses remain well controlled, and customer volumes show moderate growth. In other international markets, important growth opportunities are anticipated as we continue to focus on gaining market share through branch expansion and other organic activities in both new and established markets including India, Mexico, Poland, Brazil, South Korea, Indonesia, and Thailand.

        Retail Banking—In 2004, Retail Banking reported record income of $4.6 billion, an increase of 14% from 2003, reflecting strong customer volumes, improved loss rates, and the acquisition of KorAm, partially offset by reduced earnings in the North America Prime Home Finance business in line with market conditions. In 2005, Retail Banking expects to deliver growth in core businesses driven by the benefits of investment spending, continuing to expand our footprint through branch expansion, the 2005 acquisition of First American Bank, which is pending regulatory approval, and by penetration into select markets, such as the growing Hispanic banking market.

        In 2005, Retail Distribution will continue to enhance its franchise by emphasizing increased sales productivity in the financial centers, deeper customer relationships through cross-selling and wealth management initiatives, and further investments in technology that drive cost efficiencies and improve customer satisfaction. The Commercial Business will continue to expand in serving the needs of small businesses and professionals, through lending, banking, and leasing activities. Prime Home Finance is expected to achieve growth by continuing to leverage Citigroup distribution channels while aligning the cost structure of the business to reflect lower mortgage origination volumes. The Student Loans business will continue to benefit from the strong Citi brand and best-in-class sales platforms and technology. Primerica expects to sustain momentum in recruiting and production volumes through focused product offerings, sales and product training programs, and continued dedication to its cross-selling relationships, while further developing its international presence. The Retail Banking business in Mexico expects to drive growth through new loan, deposit, and investment products while continuing to improve operating margins. The international markets are expected to build upon the investments in both new and established markets and deliver strong results through a continued focus on distribution channels, product innovation, and customer support.

GLOBAL CORPORATE AND INVESTMENT BANK

GLOBAL CORPORATE AND INVESTMENT BANK—2004 NET INCOME

        [EDGAR REPRESENTATION OF GRAPHIC DATA]

In billions of dollars
2002	$3.2
2003	$5.4
2004	$2.0

GLOBAL CORPORATE AND INVESTMENT BANK—2004 NET INCOME BY PRODUCT*

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Transaction Services	16%
Capital Markets and Banking	84%

*
Excludes Other Corporate loss of $4.4 billion

GLOBAL CORPORATE AND INVESTMENT BANK—2004 NET INCOME BY REGION*

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Latin America	12%
Asia	20%
Japan	5%
EMEA	11%
Mexico	10%
North America	42%

*
Excludes $378 million after-tax gain related to the sale of Samba and $4.95 billion after-tax charge related to the Worldcom and Litigation Reserve Charge

	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense	$21,774	$20,021	$19,165
Operating expenses	20,525	11,455	12,093
Provision for credit losses	(975)	732	2,255

Income before taxes and minority interest	2,224	7,834	4,817
Income taxes	93	2,426	1,620
Minority interest, after-tax	93	37	25

Net income	$2,038	$5,371	$3,172

Average risk capital(1)	$19,045	$16,264
Return on risk capital(1)	11%	33%
Return on invested capital(1)	8%	25%

(1)
See Footnote (7) to the table on page 4.

        Global Corporate and Investment Bank (GCIB) reported net income of $2.038 billion, $5.371 billion, and $3.172 billion in 2004, 2003, and 2002, respectively. The 2004 period reflects a decrease of $4.382 billion in Other Corporate, primarily reflecting the $4.95 billion (after-tax) WorldCom and Litigation Reserve Charge, offset by an increase of $753 million or 16% in Capital Markets and Banking and $296 million or 40% in Transaction Services. The increase in 2003 net income reflects increases of $1.376 billion in Other Corporate, primarily reflecting the absence of a $1.3 billion after-tax charge in 2002 related to the establishment of reserves for regulatory settlements and related civil litigation, $647 million or 16% in Capital Markets and Banking, and $176 million or 31% in Transaction Services. The increase in the average risk capital is due largely to the impact on operational risk capital of the WorldCom and Litigation Reserve Charge and the acquisition of KorAm.

        Capital Markets and Banking net income of $5.395 billion in 2004 increased $753 million or 16% compared to 2003, primarily due to a lower provision for credit losses as well as an increase in Lending, Fixed Income and Equity Markets revenues. The increase in expenses was driven by higher incentive compensation, the impact of recent acquisitions, higher legal reserves, and increased investment spending on strategic growth initiatives. Net income of $4.642 billion in 2003 increased $647 million or 16% compared to 2002, primarily reflecting a lower provision for credit losses, increases in Fixed Income Markets and the absence of prior-year redenomination losses in Argentina, partially offset by mark-to-market losses on credit derivatives (which serve as an economic hedge for the loan portfolio) as credit spreads tightened.

        Transaction Services net income of $1.041 billion in 2004 increased $296 million or 40% from 2003, primarily due to higher revenue reflecting growth in assets under custody and liability balances, improved spreads, a benefit from foreign currency translation and the impact of KorAm, and a lower provision for credit losses, partially offset by higher expenses. Transaction Services net income of $745 million in 2003 increased $176 million or 31% from 2002, primarily due to a lower provision for credit losses, the benefit of lower taxes due to the application of APB 23 indefinite investment criteria and business consolidation, as well as lower expenses resulting from expense control initiatives.

GCIB Net Income—Regional View

	2004	2003	2002
	In millions of dollars
North America (excluding Mexico)	$(2,190)	$2,542	$1,011
Mexico	659	407	423
EMEA	1,132	919	755
Japan	334	162	124
Asia (excluding Japan)	1,290	775	728
Latin America	813	566	131

Net income	$2,038	$5,371	$3,172

        GCIB net income decreased in 2004 primarily as a result of the WorldCom and Litigation Reserve Charge in North America (excluding Mexico), partially offset by increases in Asia (excluding Japan), Mexico, Latin America, EMEA and Japan. Asia (excluding Japan) net income increased $515 million in 2004 primarily due to increases in Fixed Income (mainly in global distressed debt trading and strong foreign exchange trading results), Transaction Services Cash Management revenues, loan loss reserve releases as a result of improving credit quality and the acquisition of KorAm. Mexico net income increased $252 million in 2004 primarily due to loan loss reserve releases resulting from improving credit quality. Latin America net income increased $247 million in 2004 primarily due to loan loss reserve releases resulting from improving credit quality, partially offset by strong prior-year trading gains in Brazil. EMEA net income increased $213 million in 2004 primarily due to the $378 million after-tax gain on the sale of Samba, a lower provision for credit losses reflecting the absence of prior-year credit losses related to exposure to Parmalat, strong revenue growth in Transaction Services and current period credit recoveries, partially offset by an increase in legal reserves. Japan net income increased $172 million in 2004, primarily driven by increases in Fixed Income and Investment Banking revenue, a gain on the partial sale of Nikko Cordial shares, and a lower provision for credit losses due to loan loss reserve releases.

CAPITAL MARKETS AND BANKING

	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense	$17,106	$16,445	$15,744
Operating expenses	9,959	8,910	7,671
Provision for credit losses	(777)	738	2,046

Income before taxes and minority interest	7,924	6,797	6,027
Income taxes	2,440	2,118	2,008
Minority interest, after-tax	89	37	24

Net income	$5,395	$4,642	$3,995

Average risk capital(1)	$17,666	$14,785
Return on risk capital(1)	30%	31%
Return on invested capital(1)	24%	24%

(1)
See Footnote (7) to the table on page 4.

        Capital Markets and Banking reported net income of $5.395 billion in 2004, an increase of $753 million or 16% from 2003, primarily due to a lower provision for credit losses as well as an increase in Lending, Fixed Income and Equity Markets revenues. Net income of $4.642 billion in 2003 increased $647 million or 16% compared to 2002, primarily due to a lower provision for credit losses, increases in Fixed Income Markets and Investment Banking, partially offset by declines in Lending and Equity Markets.

        Revenues, net of interest expense, of $17.106 billion in 2004 increased $661 million or 4% from 2003. The increase in revenues in 2004 was primarily driven by increases in Lending, Fixed Income and Equity Markets. Lending increased primarily due to the absence of prior-year losses in credit derivatives (which serve as an economic hedge for the loan portfolio) and the acquisition of KorAm. Fixed Income Markets increased primarily due to higher commodities, distressed debt and mortgage trading, partially offset by declines in interest rate and foreign exchange trading. The Equity Markets increase primarily reflects increases in cash trading, including the impact of the Lava Trading acquisition and higher derivatives, partially offset by declines in convertibles. Investment Banking was flat reflecting lower debt underwriting, offset by growth in equity underwriting and advisory and other fees, primarily M&A.

        Revenues, net of interest expense, of $16.445 billion in 2003 increased $701 million or 4% from 2002. Revenue growth in 2003 was driven by increases in Fixed Income Markets and Investment Banking, partially offset by declines in Lending and Equity Markets. Fixed Income Markets increased primarily due to higher debt trading as companies took advantage of the low interest rate environment. Investment Banking increased primarily reflecting strong debt underwriting volumes, partially offset by lower Equity underwriting volumes and advisory and other fees, primarily lower M&A. Lending declined primarily reflecting mark-to-market losses on credit derivatives as credit spreads tightened, partially offset by the absence of 2002 redenomination losses and write-downs of sovereign securities in Argentina. Equity Markets declined primarily due to lower business volumes and declines in derivatives.

        Operating expenses of $9.959 billion in 2004 increased $1.049 billion or 12% from 2003, primarily due to higher compensation and benefits expense (primarily reflecting a higher incentive compensation accrual), increased legal reserves, increased investment spending on strategic growth initiatives and the acquisitions of KorAm and Lava Trading. Operating expenses increased $1.239 billion or 16% in 2003 compared to 2002, primarily due to increased compensation and benefits expense, which is impacted by the revenue and credit performance of the business. The increase in 2003 also reflects costs associated with the repositioning of the Company's business in Latin America (primarily severance-related) and higher legal fees.

        The provision for credit losses was ($777) million in 2004, down $1.515 billion from 2003, primarily due to lower credit losses in the power and energy industry, in Argentina and in Brazil, and due to prior-year losses on Parmalat, as well as loan loss reserve releases as a result of improving credit quality globally. The provision for credit losses decreased $1.308 billion in 2003, primarily due to the absence of prior-year provisions for Argentina and exposures in the energy and telecommunications industries, as well as reserve releases reflecting improved credit trends, partially offset by the provision of $338 million for credit losses related to exposure to Parmalat.

        Cash-basis loans were $1.794 billion, $3.263 billion, and $3.423 billion at December 31, 2004, 2003, and 2002, respectively. Cash-basis loans net of write-offs decreased $1.469 billion from December 31, 2003, primarily due to decreases related to borrowers in the telecommunications and power and energy industries and charge-offs against reserves as well as paydowns from corporate borrowers in Argentina, Mexico, Australia, Hong Kong, and New Zealand, partially offset by increases in Korea reflecting the acquisition of KorAm. The decrease in 2003 is primarily due to decreases to corporate borrowers in Argentina and New Zealand, as well as reductions in the telecommunications industry, partially offset by the reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services to Capital Markets and Banking and increases in exposure to Parmalat and to the energy industry.

TRANSACTION SERVICES

	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense	$4,066	$3,588	$3,638
Operating expenses	2,841	2,556	2,583
Provision for credit losses	(198)	(6)	209

Income before taxes and minority interest	1,423	1,038	846
Income taxes	378	293	276
Minority interest, after-tax	4	—	1

Net income	$1,041	$745	$569

Average risk capital(1)	$1,379	$1,479
Return on risk capital(1)	75%	50%
Return on invested capital(1)	46%	34%

(1)
See Footnote (7) to the table on page 4.

        Transaction Services reported net income of $1.041 billion in 2004, up $296 million or 40% from 2003, primarily due to higher revenue reflecting growth in liability balances, assets under custody and fees, improved spreads, a benefit from foreign currency translation and the impact of KorAm, and a lower provision for credit losses, partially offset by higher expenses. Net income of $745 million in 2003 increased $176 million or 31% from 2002, primarily due to a lower provision for credit losses, the benefit of lower taxes due to the application of APB 23 indefinite investment criteria, business consolidation, and lower expenses resulting from expense control initiatives.

        As shown in the following table, average liability balances of $121 billion grew 21% compared to 2003, primarily due to increases in Asia and Europe reflecting positive flow and the impact of the KorAm acquisition. Assets under custody reached $7.9 trillion, an increase of $1.5 trillion or 23% compared to 2003, primarily reflecting market appreciation, a benefit from foreign currency translation, and incremental net sales.

	2004	2003	2002
Liability balances (average in billions)	$121	$100	$85
Assets under custody (EOP in trillions)	$7.9	$6.4	$5.1

        Revenues, net of interest expense, increased $478 million or 13% to $4.066 billion in 2004, reflecting growth in Cash and Global Securities Services, offset by declines in Trade. Revenue in Cash Management increased $309 million or 15% from 2003, mainly due to growth in liability balances, improved spreads, the impact of the KorAm acquisition and a benefit from foreign currency translation and increased fees. Revenue in Global Securities Services increased $186 million or 19% from 2003, primarily reflecting higher assets under custody and fees and the impact of acquisitions, partially offset by a prior-year gain on the sale of interest in a European market exchange. Trade revenue decreased $15 million or 3% from 2003, primarily due to lower spreads. Revenues, net of interest expense, were $3.588 billion in 2003, down $50 million or 1% from 2002, driven by declines in Trade and Global Securities Services, offset by increases in Cash Management. Revenue in Trade decreased $71 million or 11% from 2002 primarily due to lower spreads reflecting the low interest rate environment in 2003, price compression and decreased asset levels. Revenue in Global Securities Services decreased $10 million or 1%, mainly due to lower market capitalization and declines in depository receipt issuance activity. Cash Management revenue increased $31 million or 2% primarily due to increased business volumes reflecting higher liability balances, and a benefit from foreign exchange currency translation. The 2003 and 2004 periods included gains on the early termination of intracompany deposits (which were offset in Capital Markets and Banking).

        Operating expenses increased $285 million or 11% in 2004 to $2.841 billion, primarily due to the impact of foreign currency translation and higher business volumes, including the effect of acquisitions, as well as increased compensation and benefits costs. Operating expenses of $2.556 billion in 2003 decreased $27 million or 1% from $2.583 billion in 2002, primarily reflecting expense control initiatives. The decrease in operating expenses in 2003 was partially offset by costs associated with the repositioning of the Company's business in Latin America, investment spending related to higher business volumes and integration costs associated with new business relationships.

        The provision for credit losses was ($198) million, ($6) million, and $209 million in 2004, 2003, and 2002, respectively. The provision for credit losses decreased by $192 million from 2003, primarily due to loan loss reserve releases of $163 million in 2004 as a result of improving credit quality and current period net credit recoveries in Latin America. The provision for credit losses decreased by $215 million from 2002, primarily due to prior-year write-offs in Argentina and reserve releases reflecting improved credit trends. The reduction in credit costs was partially offset by 2003 provisions for selected borrowers in Brazil and Parmalat.

        Cash-basis loans, which in the Transaction Services business are primarily trade finance receivables, were $112 million, $156 million, and $572 million at December 31, 2004, 2003, and 2002, respectively. The decrease in cash-basis loans of $44 million in 2004 was primarily due to charge-offs in Argentina and Poland. Cash-basis loans decreased $416 million in 2003, primarily due to a reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services to Capital Markets and Banking, along with charge-offs in Argentina and Poland.

OTHER CORPORATE

	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense	$602	$(12)	$(217)
Operating expenses	7,725	(11)	1,839

Loss before income taxes (benefits)	(7,123)	(1)	(2,056)
Income taxes (benefits)	(2,725)	15	(664)

Net income (loss)	$(4,398)	$(16)	$(1,392)

        Other Corporate—which includes intra-GCIB segment eliminations, certain one-time non-recurring items and tax amounts not allocated to GCIB products—reported a net loss of $4.398 billion in 2004 compared to a net loss of $16 million in 2003, reflecting the $4.95 billion after-tax WorldCom and Litigation Reserve Charge, partially offset by a $378 million after-tax gain on the sale of Samba and a $120 million after-tax insurance recovery related to WorldCom and Enron legal matters. The net loss of $1.392 billion in 2002 was primarily a result of a $1.3 billion after-tax charge related to the establishment of reserves for regulatory settlements and related civil litigation.

GLOBAL CORPORATE AND INVESTMENT BANK OUTLOOK

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 73.

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

        Limited staff reductions will be made in the Global Corporate and Investment Bank in early 2005. The reductions will affect an estimated 1,400 staff and will result in an approximately $275 million pre-tax charge during the 2005 first quarter.

        Capital Markets and Banking in 2004 reported strong Lending and Fixed Income Markets results driven by improving credit trends and a favorable interest rate environment, while Equity Markets benefited from increased capital markets volumes. Additionally, our international business platform benefited from the acquisition of KorAm in Asia.

        In 2005, our Capital Markets and Banking initiatives will continue to focus on product offerings that target client segments with strong growth and profitability prospects. The Company's acquisitions of Lava Trading and Knight Trading's derivative markets business in the past year have been key steps in that direction, strengthening our capabilities in equities, derivatives, and principal trading. The business will continue to invest in distressed assets, where it can provide a valuable service to corporate clients, particularly in Asia, by helping them find solutions to their debt burdens. In banking, the business will continue to pursue profitable market share gains with a focus on M&A and equities and will also take steps to broaden its client base. It has not addressed a large number of potential customers in the U.S. in the $500 million to $2.5 billion revenue range or for small and medium enterprises (SME) in emerging markets. The GCIB has formed specific organizations with dedicated senior leadership, staff and funding to pursue these opportunities effectively.

        Transaction Services has demonstrated significant growth over the past year and will continue to invest in its Funds Services business. Deals such as Forum Financial and ABN Amro's custody business have increased Citigroup's ability to service its hedge fund and mutual fund clients and significantly broadened its Funds Services business. The Company has an initiative to launch its correspondent clearing in the North American market by leveraging its existing infrastructure to service client needs.

GLOBAL WEALTH MANAGEMENT

GLOBAL WEALTH MANAGEMENT—2004 NET INCOME

[EDGAR REPRESENTATION OF GRAPHIC DATA]

In billions of dollars
2002	$1.3
2003	$1.3
2004	$1.2

GLOBAL WEALTH MANAGEMENT—2004 NET INCOME BY PRODUCT

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Private Bank	27%
Smith Barney	73%

GLOBAL WEALTH MANAGEMENT—2004 NET INCOME BY REGION*

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Asia	9%
Japan	3%
Mexico	3%
North America	81%
EMEA	1%
Latin America	3%

*
Excludes a $244 million after-tax charge related to the exit plan implementation for the Private Bank operations in Japan.

	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense	$8,511	$7,840	$7,566
Operating expenses	6,665	5,750	5,562
Provision for credit losses	(5)	12	24

Income before taxes	1,851	2,078	1,980
Income taxes	652	735	698

Net income	$1,199	$1,343	$1,282

Average risk capital(1)	$1,877	$1,866
Return on risk capital(1)	64%	72%
Return on invested capital(1)ul]	52%	70%

(1)
See Footnote (7) to the table on page 4.

        Global Wealth Management reported net income of $1.199 billion in 2004, a decrease of $144 million or 11% from 2003, reflecting a decline in Private Bank, partially offset by double-digit growth in Smith Barney. Private Bank net income of $318 million in 2004 decreased $233 million or 42% compared to 2003, reflecting a $288 million decline in Japan mainly due to a $244 million after-tax charge associated with the closure of Private Bank operations in Japan, as well as a decline in transactional revenue. Excluding Japan, Private Bank income grew $55 million or 12%, driven by growth in recurring fee-based and net interest revenues, a lower effective tax rate and improved credit costs, which were partially offset by higher incentive compensation costs. Smith Barney net income of $881 million in 2004 increased $89 million or 11% compared to 2003, primarily driven by increases in asset-based revenue and transactional revenue, partially offset by increased marketing expenses, legal and compliance charges and continued investment in new client offerings.

        Net income of $1.343 billion in 2003 increased $61 million or 5% from 2002, reflecting double-digit growth in Private Bank, partially offset by a decline in Smith Barney. Private Bank net income of $551 million in 2003 increased $90 million or 20% from 2002, primarily due to increased investment management and capital markets activity combined with growth in lending revenues, partially offset by increased incentive compensation associated with the higher revenues. Smith Barney net income of $792 million in 2003 decreased $29 million or 4% from 2002, primarily due to lower earnings on capital, a higher effective tax rate and increased legal, advertising and marketing costs.

        The table below shows net income by region for Global Wealth Management:

Global Wealth Management Net Income—Regional View

	2004	2003	2002
	In millions of dollars
North America (excluding Mexico)	$1,169	$1,073	$1,071
Mexico	52	41	20
EMEA	15	(16)	8
Japan	(205)	83	60
Asia (excluding Japan)	125	118	92
Latin America	43	44	31

Net income	$1,199	$1,343	$1,282

        Global Wealth Management net income decreased $144 million in 2004 from the prior year, primarily due to the decline in Japan, partially offset by growth in North America, EMEA, Mexico and Asia. The Japan net loss of $205 million in 2004 represented a $288 million decrease in income from 2003, due to the Private Bank closure. North America net income of $1.169 billion increased $96 million from 2003, reflecting higher Smith Barney results of $89 million, primarily driven by strong asset-based revenue growth, partially offset by higher operating expenses and higher Private Bank results of $7 million, which were primarily driven by strong banking and lending volumes, as well as a lower effective tax rate, and partially offset by higher employee-related costs and net interest margin compression. EMEA net income of $15 million in 2004 increased $31 million from 2003, primarily driven by growth in fee income as well as transactional revenues and improved credit costs. Mexico net income of $52 million in 2004 increased $11 million from 2003, resulting from higher transactional revenue and higher fee income. Asia net income of $125 million increased $7 million from 2003, primarily reflecting higher fee-based and net interest revenue, partially offset by higher employee-related costs driven by investments in bankers and product specialists.

SMITH BARNEY

	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense	$6,467	$5,844	$5,865
Operating expenses	5,015	4,567	4,555
Provision for credit losses	—	1	6

Income before taxes	1,452	1,276	1,304
Income taxes	571	484	483

Net income	$881	$792	$821

Average risk capital(1)	$1,126	$1,239
Return on risk capital(1)	78%	64%
Return on invested capital(1)	58%	48%

(1)
See Footnote (7) to the table on page 4.

        Smith Barney reported net income of $881 million in 2004 compared to $792 million in 2003 and $821 million in 2002. The $89 million or 11% increase during 2004, primarily due to increases in both asset-based revenue and transactional revenue, was partially offset by increased marketing, legal and compliance expenses and continued investment in new client offerings. Net income in 2003 declined $29 million or 4% compared to 2002, primarily due to lower earnings on capital, a higher effective tax rate and increased legal, advertising and marketing costs.

        Revenues, net of interest expense, increased $623 million in 2004 to $6.467 billion, primarily due to increases in both asset-based fee revenue, reflecting higher assets under fee-based management, and transactional revenue, reflecting equity market appreciation driving trading. Revenues, net of interest expense, decreased $21 million in 2003 to $5.844 billion, primarily due to lower earnings on capital and decreases in asset-based revenue, reflecting declines in fees from managed accounts and lower net interest revenue on security-based lending, partially offset by increased transactional revenue. The decrease in managed account revenue reflects a change in client asset mix during 2003.

        Total assets under fee-based management were $240 billion, $209 billion, and $158 billion as of December 31, 2004, 2003, and 2002, respectively. The increase in 2004 and 2003 was primarily due to positive net flows and higher equity market values. Total client assets, including assets under fee-based management, of $1.156 trillion in 2004, increased $88 billion or 8% from $1.068 trillion in 2003, which in turn increased $177 billion from 2002. The increase in 2004 and 2003 was primarily due to higher equity market values and positive net flows of $24 and $28 billion, respectively. Balances in Smith Barney's Bank Deposit Program totaled $43 billion in 2004, which increased slightly from 2003. Smith Barney had 12,138 financial consultants as of December 31, 2004, compared with 12,207 as of December 31, 2003, and 12,690 as of December 31, 2002. Annualized revenue per financial consultant of $534,000 in 2004 increased 13% from $472,000 in 2003, which in turn increased 3% from $459,000 in 2002.

        The following table details trends in total assets under fee-based management, total client assets and annualized revenue per financial consultant:

	2004	2003	2002
	In billions of dollars
Consulting group and internally managed accounts	$156	$137	$106
Financial consultant managed accounts	84	72	52

Total assets under fee-based management(1)	240	209	158

Smith Barney assets	978	912	762
Other investor assets within Citigroup Global Markets	178	156	129

Total Smith Barney assets(1)	$1,156	$1,068	$891

Annualized revenue per financial consultant (in thousands of dollars)	$534	$472	$459

(1)
Includes assets managed jointly with Citigroup Asset Management.

        Operating expenses increased $448 million in 2004 to $5.015 billion from $4.567 billion in 2003, which in turn increased $12 million from $4.555 billion in 2002. The increase in 2004 and 2003 primarily reflects higher legal and advertising and marketing costs as well as continued investment expenses.

PRIVATE BANK

	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense	$2,044	$1,996	$1,701
Operating expenses	1,650	1,183	1,007
Provision for credit losses	(5)	11	18

Income before taxes	399	802	676
Income taxes	81	251	215

Net income	$318	$551	$461

Client business volumes under management (in billions of dollars)	$224	$195	$170

Average risk capital(1)	$751	$627
Return on risk capital(1)	42%	88%
Return on invested capital(1)	40%	85%

(1)
See Footnote (7) to the table on page 4.

        Private Bank reported net income of $318 million in 2004, down $233 million or 42% from 2003, reflecting a $288 million decline in Japan. The decline in Japan reflected a $244 million after-tax charge associated with the closure of the business, as well as a decline in transactional revenue (see page 9). Excluding Japan, income grew $55 million or 12% driven by growth in recurring fee-based and net interest revenues, a lower effective tax rate and improved credit costs which were partially offset by higher incentive compensation costs. Net income of $551 million in 2003 was up $90 million or 20% from 2002, primarily reflecting increased investment management and capital markets activity, lending activity, and a lower provision for credit losses, partially offset by higher expenses, reflecting incentive compensation expense associated with higher revenues and higher other employee-related costs, and the impact of narrowing interest rate spreads.

	2004	2003	2002
	In billions of dollars at year-end
Client Business Volumes:

Proprietary Managed Assets	$44	$35	$32
Other Assets under Fee-Based Management	8	7	8
Banking and Fiduciary Deposits	49	45	38
Investment Finance	42	37	33
Other, principally Custody Accounts	81	71	59

Total	$224	$195	$170

        Client business volumes were $224 billion at the end of the year, up $29 billion or 15% from $195 billion at the end of 2003. Double-digit growth in client business volumes was led by an increase in custody assets, which were higher in all regions except Japan. Proprietary managed assets increased $9 billion or 26% predominantly in the U.S., reflecting the impact of positive net flows. Investment finance volumes, which include loans, letters of credit, and commitments, increased $5 billion or 14%, reflecting growth in real-estate-secured loans in the U.S. and increased margin lending in the international business, excluding Japan. Banking and fiduciary deposits grew $4 billion or 9%, with double-digit growth in the U.S. and EMEA, partially offset by a $1 billion or 19% decline in Japan. Client business volumes were $195 billion at the end of 2003, up 15% from $170 billion in 2002, reflecting increases in other (principally custody) accounts of $12 billion, banking and fiduciary deposits of $7 billion, investment finance volumes of $4 billion and assets under fee-based management of $2 billion.

        Revenues, net of interest expense, were $2.044 billion in 2004, up $48 million or 2% from 2003 as combined growth of $112 million or 6% in Asia, North America (including Mexico), EMEA and Latin America was partially offset by a $64 million or 24% decline in Japan. In Asia, revenue increased $34 million or 9%, reflecting broad-based increases in recurring fee-based and net interest revenue that were partially offset by a decline in client transactional activity and lower performance fees. Revenue in North America increased $32 million or 4%, primarily driven by strong growth in banking and lending volumes in the U.S. and increased client transaction activity in Mexico, combined with growth in fee income from discretionary, custody and trust assets in both the U.S. and Mexico. Growth in North America was negatively impacted by net interest margin compression as increased funding costs, including lower revenue from treasury activities, was partially offset by the benefit of changes in the mix of deposits and liabilities. In EMEA, revenue grew $31 million or 12%, primarily driven by growth in fee income from discretionary and trust assets as well as increased transactional revenue.

        Revenue growth of $15 million or 7% in Latin America primarily reflected growth in banking and lending volumes. In Japan, revenue declined $64 million or 24% mainly due to lower transactional revenues. Revenues, net of interest expense, were $1.996 billion in 2003, up $295 million or 17% from 2002, primarily driven by revenue increases from investment management and capital markets activity, as well as lending and banking activities, partially offset by the impact of a narrowing of interest rate spreads.

        Operating expenses of $1.650 billion in 2004 were up $467 million or 39% from 2003. Operating expenses in 2004 included the $400 million exit plan charge in Japan. Excluding the exit plan charge, expenses increased $67 million or 6%, primarily reflecting increases in incentive compensation resulting from corresponding increases in revenue, as well as higher staff costs that were driven by investments in bankers and product specialists. Offsetting the growth in expenses was the absence of prior-year repositioning costs in Europe. Operating expenses were $1.183 billion in 2003, up $176 million or 17% from 2002, primarily reflecting increased incentive compensation associated with higher revenues, incremental repositioning costs in EMEA, and increased salary and benefits costs due to a change in employee mix of front-end sales staff.

        The provision for credit losses reflected net recoveries of $5 million in 2004 compared to net provisions of $11 million in 2003 and $18 million in 2002. The improvement in 2004 reflected net recoveries in Japan, Asia, the U.S., and Europe. The improvement in 2003 primarily reflected an improvement in credit experience in North America and Asia, partially offset by higher net write-offs in Japan. Net credit write-offs / (recoveries) in 2004 were (0.02%) of average loans outstanding compared with 0.05% in both 2003 and 2002. Loans 90 days or more past due at year-end 2004 were $127 million or 0.33% of total loans outstanding, compared with $121 million or 0.35% at the end of 2003.

        The decline in the effective tax rate in 2004 as compared to the prior year was primarily driven by the impact of the $400 million pretax ($244 million after-tax) Japan exit plan implementation charge.

GLOBAL WEALTH MANAGEMENT OUTLOOK

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 73.

        Smith Barney—In 2004, Smith Barney delivered industry-leading profit margins primarily due to increased revenues reflecting higher client assets and trading volumes and a continued emphasis on expense management. In 2005, the focus for Smith Barney will be on franchise growth through customer acquisition, selected recruiting and training of experienced Financial Consultants and continued investment in its wealth management platform, including financial planning, liability management and fee-based services. In Global Equity Research, major initiatives include strategically expanding research coverage in targeted sectors, continuing expense management, as well as refining the scope and management structure of our global research platform.

        Private Bank—The strategy of Private Bank consists of four major components: integrated client solutions, innovative product capabilities, a focus on key markets worldwide, and a leveraging of the global reach of Citigroup. These components have enabled Private Bank to offer top-tier capabilities and investment solutions to the wealthiest families around the world by drawing upon the vast resources of Citigroup's businesses. During uncertain and complex economic and geopolitical times, the stability, globality, balance sheet strength and broad product capabilities of Citigroup provide the Private Bank with a competitive and sustainable advantage over its peer group.

        Exiting the private banking operations in Japan will impact the operating and financial performance of the Private Bank in 2005. Costs will continue to be incurred in connection with implementing the exit plan and additional charges may be taken. The Private Bank will continue to focus on expansion in geographic markets including India, South Korea and select cities in North America; build-out new product capabilities; maintain and expand successful partnerships with other Citigroup entities worldwide; and develop and attract a talented sales force that will focus on expanding our client base and strengthening relationships with existing clients. Private Bank expects its market-leading regions to continue their strong performance in 2005.

GLOBAL INVESTMENT MANAGEMENT

GLOBAL INVESTMENT MANAGEMENT—2004 NET INCOME

[EDGAR REPRESENTATION OF GRAPHIC DATA]

In billions of dollars
2002	$1.0
2003	$1.1
2004	$1.3

GLOBAL INVESTMENT MANAGEMENT—2004 NET INCOME BY PRODUCT

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Asset Management	18%
Life Insurance and Annuities	82%

GLOBAL INVESTMENT MANAGEMENT—2004 NET INCOME BY REGION

[EDGAR REPRESENTATION OF GRAPHIC DATA]

Asia	3%
Japan	2%
Mexico	12%
North America	78%
Latin America	5%
	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense	$7,422	$6,645	$5,813
Operating expenses	2,459	1,936	1,690
Provisions for benefits, claims, and credit losses	3,089	3,162	2,726

Income before taxes and minority interest	1,874	1,547	1,397
Income taxes	553	419	403
Minority interest, after-tax	10	12	1

Net income	$1,311	$1,116	$993

Average risk capital(1)	$4,697	$4,480
Return on risk capital(1)	28%	25%
Return on invested capital(1)	16%	22%

(1)
See Footnote (7) to the table on page 4.

        Global Investment Management reported net income of $1.311 billion in 2004, which was up $195 million or 17% from 2003. Life Insurance and Annuities net income of $1.073 billion in 2004 increased $281 million compared to 2003, reflecting a $184 million increase in International Insurance Manufacturing (IIM) to $163 million, and a $97 million or 12% increase in Travelers Life and Annuity (TLA) to $910 million. The increase in IIM's income was driven by the absence of realized investment losses and other actions in Argentina in the 2003 third quarter and a tax ruling confirming the deductibility of those losses in the 2004 third quarter, as well as earnings from higher business volumes. The increase in TLA's income reflects earnings from higher business volumes, improved retained investment margins and after-tax reserve releases from the settlement of litigation, partially offset by higher operating expenses driven by the increased business volumes and greater amortization of deferred acquisition costs (DAC) as well as lower tax benefits from the separate account dividends received deduction (DRD). Asset Management net income of $238 million in 2004 was down $86 million or 27% from 2003, primarily reflecting increased legal expenses and the establishment of a reserve related to the expected resolution of the previously-disclosed SEC investigation into transfer agent matters and the termination of the contract to manage assets for St. Paul Travelers, partially offset by the absence of impairments of a DAC asset relating to the retirement services business in Argentina of $42 million and of Argentina Government Promissory Notes (GPNs) of $9 million, the absence of a loss on the sale of an El Salvador retirement services business of $10 million, and the impact of positive market action and the cumulative impact of positive net flows.

        Global Investment Management net income of $1.116 billion in 2003 increased $123 million or 12% from 2002. Life Insurance and Annuities net income of $792 million in 2003 increased $150 million compared to 2002, reflecting a $232 million or 40% increase in TLA to $813 million, partially offset by a decrease of $82 million in IIM. The increase in TLA's income was primarily driven by higher net realized insurance investment portfolio gains of $236 million, earnings from higher business volumes, and lower taxes, partially offset by higher DAC amortization and reduced investment yields. The IIM net loss of $21 million in 2003 represented a decrease in income of $82 million from 2002, driven by impairments of Argentina GPNs of $114 million and the impact of certain liability restructuring actions taken in the Argentina voluntary annuity business of $20 million, partially offset by increases in Asia of $24 million and Mexico of $24 million. Asset Management net income of $324 million in 2003 was down $27 million or 8% from 2002, primarily reflecting the impact of impairments in Argentina and reduced fee revenues, partially offset by the cumulative impact of positive net flows, lower expenses and lower capital funding costs in Mexico.

        The table below shows net income by region for Global Investment Management:

Global Investment Management Net Income—Regional View

	2004	2003	2002
	In millions of dollars
North America (excluding Mexico)	$1,015	$1,052	$849
Mexico	153	162	110
EMEA	7	20	11
Japan	24	5	(4)
Asia (excluding Japan)	37	50	21
Latin America	75	(173)	6

Net income	$1,311	$1,116	$993

        Global Investment Management net income increased $195 million in 2004 from the prior year, with increases in Latin America and Japan being partially offset by declines in all other regions. Latin America net income of $75 million in 2004 increased $248 million from 2003, resulting from higher Life Insurance and Annuities results of $184 million (primarily driven by the absence of realized investment losses and other actions from Argentina in 2003 of $134 million and a tax ruling confirming the deductibility of those losses in the 2004 third quarter of $47 million) and higher Asset Management results of $64 million (mainly reflecting the absence of impairments of a DAC asset in Argentina of $42 million and of Argentina GPNs of $9 million, and the absence of a loss on the sale of an El Salvador retirement services business of $10 million). Japan net income of $24 million in 2004 increased $19 million from 2003, primarily reflecting an increase of $16 million in Life Insurance and Annuities from higher business volumes. North America (excluding Mexico) net income of $1.015 billion in 2004 decreased $37 million from 2003, primarily driven by increased legal expenses in Asset Management, partially offset by the increase in income reported by TLA. Asia net income in 2004 of $37 million decreased $13 million from 2003, primarily related to the absence of an $18 million tax benefit arising from the application of APB 23 indefinite investment criteria in Life Insurance and Annuities. EMEA net income of $7 million in 2004 represented a decrease in income of $13 million from 2003, primarily related to the transfer of CAI Institutional performance fees to North America beginning in 2004 and higher expenses in Asset Management. Mexico net income of $153 million in 2004 decreased $9 million from 2003, primarily due to lower results in Asset Management (the impact of higher tax rates, partially offset by lower capital funding costs and higher business volumes).

LIFE INSURANCE AND ANNUITIES

	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense	$5,598	$5,012	$4,115
Provision for benefits and claims	3,089	3,162	2,726
Operating expenses	1,043	788	501

Income before taxes	1,466	1,062	888
Income taxes	393	270	246

Net income	$1,073	$792	$642

Average risk capital(1)	$3,999	$3,743
Return on risk capital(1)	27%	21%
Return on invested capital(1)	21%	16%

(1)
See Footnote (7) to the table on page 4.

        Life Insurance and Annuities comprises Travelers Life and Annuity (TLA) and International Insurance Manufacturing (IIM).

        Life Insurance and Annuities reported net income of $1.073 billion in 2004, a $281 million or 35% increase from $792 million in 2003. The $281 million increase consisted of higher earnings of $184 million in IIM and $97 million in TLA. The $281 million increase reflects the absence of certain asset impairments and other actions taken in Argentina in the 2003 third quarter and a tax ruling confirming the deductibility of those losses in the 2004 third quarter, as well as earnings from higher business volumes and fees in both businesses and higher retained investment margins in TLA. These increases were partially offset by higher operating expenses driven by the increased business volumes and greater amortization of DAC, including a $21 million after-tax adjustment to universal life DAC amortization and deferred revenue, as well as lower tax benefits related to the separate account dividends received deduction (DRD). Net income was $792 million in 2003, a $150 million or 23% increase from $642 million in 2002. The $150 million increase was driven by a $232 million increase in TLA, partially offset by an $82 million decrease in IIM. The $150 million increase reflects lower net realized insurance investment portfolio losses of $187 million, earnings from higher business volumes, and the impact of lower taxes. These increases were partially offset by certain asset impairments and other actions taken in Argentina, an increase in benefits and claims related to business volume growth, an increase in operating expenses driven by higher DAC amortization, and the impact of lower retained investment margins.

        TLA's net income was $910 million in 2004 versus $813 million in 2003. This $97 million or 12% increase was driven by earnings from business volume growth, improved retained investment margins and $17 million after-tax reserve releases from the settlement of litigation. These increases were partially offset by higher operating expenses driven by an $87 million after-tax increase in DAC amortization, which included a $25 million after-tax adjustment to universal life DAC amortization related to a change in the pattern of estimated gross profits and a $30 million DRD tax benefit relating to prior periods in 2004 versus a $51 million DRD tax benefit relating to prior periods in 2003. TLA's net income was $813 million in 2003 as compared to $581 million in 2002, an increase of $232 million. The $232 million increase primarily resulted from higher net realized insurance investment portfolio gains of $236 million, largely resulting from the absence of prior-year impairments relating to investments in WorldCom Inc. and the energy sector. The 2003 results included a decline of $17 million, which resulted from increased DAC amortization and reduced investment yields, partially offset by higher business volumes and fee revenues and higher tax benefits related to adjustments to the separate account DRD of $51 million.

        The following table shows TLA's total invested asset balances by type as of December 31, and the associated net investment income and yields for the years ending December 31:

	2004	2003	2002
	In millions of dollars
Fixed maturities	$47,272	$41,976	$37,569
Equity investments	1,645	1,678	1,487
Real estate	2,390	2,308	2,411
Trading Securities	1,407	1,750	1,531

Total invested assets	$52,714	$47,712	$42,998
Net investment income (NII)	$2,913	$2,637	$2,570

Investment yield	6.52%	6.48%	7.02%

        TLA's NII of $2.913 billion in 2004 increased $276 million or 10% over 2003 including a $259 million increase driven by higher business volumes and the $5.002 billion growth in invested assets. The balance of the increase was attributed to favorable equity and real estate returns, partially offset by lower fixed income rates and lower risk arbitrage returns. Real estate is primarily comprised of mortgage loan investments and real estate joint ventures. TLA's NII of $2.637 billion in 2003 increased $67 million or 3% over 2002 despite overall rate deterioration, and was driven by increased volumes resulting from the $4.714 billion increase in the invested asset base, as well as risk arbitrage activity. The rate deterioration was driven by lower fixed income yields, which suffered from the lower interest rate environment and prior-year credit issues.

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

        The following is a roll forward of capitalized DAC by type:

	Deferred and payout annuities	UL and COLI	Other	Total
	In millions of dollars
Balance Dec. 31, 2002	$1,391	$592	$112	$2,095

Deferred expenses and other	343	222	23	588
Amortization expense	(220)	(35)	(20)	(275)

Balance Dec. 31, 2003	1,514	779	115	2,408

Deferred expenses and other	449	349	20	818
Amortization expense	(279)	(54)	(21)	(354)
Pattern of estimated gross profit adjustment	—	(39)	—	(39)
Underlying lapse and expense adjustment	(17)	—	—	(17)

Balance Dec. 31, 2004	$1,667	$1,035	$114	$2,816

        DAC capitalization increased $230 million or 39% in 2004 over 2003 driven by the $127 million or 57% increase in UL and COLI, and the $106 million or 31% increase in deferred and payout annuities, which is consistent with the increase in premiums and deposits for those lines of business. The increase in amortization expense in 2004 was primarily driven by business volume growth in deferred annuities and UL, and also included an adjustment for a change in the pattern of the estimated gross profits in the UL business and an increase in deferred annuities DAC amortization due to changes in underlying lapse and expense assumptions.

        IIM's net income of $163 million in 2004 represented an increase in income of $184 million, primarily resulting from the absence of realized investment losses and other actions from Argentina in 2003 of $134 million and a tax ruling confirming the deductibility of those losses in the 2004 third quarter of $47 million. Earnings from higher business volumes in IIM operations in Japan and Asia were partially offset by the absence of an $18 million tax benefit arising from the application of APB 23 indefinite investment criteria in Asia as well as a $13 million dividend from a non-strategic equity investment in the prior year. IIM's net income included earnings from operations in Mexico of $54 million in both 2004 and 2003.

        IIM's net loss of $21 million in 2003 represented a decrease in income of $82 million from net income of $61 million in 2002, primarily resulting from a decrease in Latin America of $140 million, partially offset by increases in Asia of $24 million and in Mexico of $24 million. The $140 million decrease in Latin America was primarily driven by impairments of GPNs of $114 million and the impact of certain liability restructuring actions taken in the Argentina voluntary annuity business of $20 million. The GPN impairment was the result of an Argentine government decree, which required the mandatory exchange (the Exchange) of existing GPNs to Argentine government bonds denominated in U.S. dollars. Upon the Exchange, the assets were considered impaired and written down to fair market value based on prevailing market prices on the decree date. Certain GPNs, which were held in general accounts, were considered impaired through recognition as an insurance investment portfolio loss ($56 million). The impact of these items on the 2003 decline in income was partially offset by an Amparos charge recorded by the Company in 2002 relating to Siembra's voluntary annuity business in the amount of $21 million. See "Impact from Argentina's Economic Changes" on page 11 and "Argentina" on page 10 for a further discussion of these actions. The $24 million increase in Asia was driven by the benefit of lower taxes due to the application of APB 23 indefinite investment criteria, while the $24 million increase in Mexico was the result of higher business volumes and the impact of a lower tax rate.

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

        The following table shows combined net written premiums and deposits, which is a non-GAAP financial measure, by product line, for the three years ended December 31:

	2004	2003	2002
	In millions of dollars
Retail annuities
Fixed	$583	$544	$1,294
Variable	4,980	4,002	4,081
Individual payout	106	56	58

Total retail annuities(1)	5,669	4,602	5,433
Institutional annuities(2)	8,005	7,402	6,292
Individual life insurance
Direct periodic premiums and deposits	1,001	826	771
Single premium deposits	745	405	285
Reinsurance	(163)	(139)	(113)

Total individual life insurance(3)	1,583	1,092	943

Total	$15,257	$13,096	$12,668

(1)
Includes $5.6 billion, $4.6 billion and $5.4 billion of deposits in 2004, 2003, and 2002, respectively.

(2)
Includes $7.3 billion, $6.5 billion and $5.7 billion of deposits in 2004, 2003, and 2002, respectively.

(3)
Includes $1.5 billion, $1.0 billion and $0.8 billion of deposits in 2004, 2003, and 2002, respectively.

        Retail annuities net written premiums and deposits increased $1.067 billion or 23% to $5.669 billion in 2004. These increases were primarily driven by strong variable annuity sales due to improved equity market conditions in 2004 versus 2003, and sales of a guaranteed minimum withdrawal benefit feature product. Net written premiums and deposits decreased 15% to $4.602 billion in 2003 from $5.433 billion in 2002, primarily driven by a 58% decline in fixed annuity sales due to competitive pressures and market perception of fixed rate policies. Variable annuity sales declined slightly in 2003, primarily driven by the continuation in the first half of 2003 of the weak equity market conditions from 2002. The sales decline in the first half of the year was partially offset by an increase in sales in the second half of the year as equity market conditions improved.

        Retail annuity account balances and benefit reserves were $37.945 billion at December 31, 2004, up from $33.828 billion at December 31, 2003, and $28.448 billion at December 31, 2002. The $4.117 billion or 12% increase in account balances and benefit reserves reflects $2.304 billion of market appreciation and $1.994 billion in net sales from the increased variable annuity sales and good in-force retention. The $5.380 billion or 19% increase from 2002 to 2003 was driven by $4.142 billion in market appreciation of variable annuity investments and $1.321 billion of net sales from good in-force policy retention.

        Institutional annuities net written premiums and deposits of $8.005 billion (excluding the Company's employee pension plan deposits) grew $603 million or 8% over 2003 reflecting $6.740 of variable and fixed guaranteed investment contract (GIC) sales in 2004 versus $6.072 billion in 2003. The prior year sales included a total of $1.0 billion in two separate transactions to one customer. This $1.0 billion sale in 2003 drove the 18% or $1.110 billion increase to $7.402 billion over the $6.292 billion of 2002 sales. Institutional annuities account balances and benefit reserves were $27.880 billion, $25.170 billion and $22.301 billion at December 31, 2004, 2003, and 2002, respectively, reflecting the continued strong GIC sales.

        Net written premiums and deposits for the individual life insurance business were $1.583 billion in 2004, representing a 45% increase over $1.092 billion in 2003. This increase was driven by an 84% increase in single premium deposits primarily from new universal life sales by the independent agent and high-end estate planning channels and a 21% increase in direct periodic premiums and deposits. Net written premiums and deposits for the individual life insurance business were $1.092 billion in 2003, a 16% increase over 2002. This increase was driven by a 42% increase in single premium sales and a 7% increase in direct periodic premiums and deposits. Life insurance in force was $101.019 billion as of December 31, 2004, a 13% increase from $89.294 billion at December 31, 2003, which in turn increased 9% from $81.983 billion at December 31, 2002.

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

        IIM net written premiums and deposits (which include 100% of net written premiums and deposits for the Company's joint ventures in Japan and Hong Kong) were $6.671 billion in 2004 (including $5.870 billion of deposits), an increase of $2.672 billion from $3.999 billion in 2003 (including $3.505 billion of deposits). The $2.672 billion increase consisted of annuity products net written premiums and deposits up $1.982 billion from $3.378 billion in 2003 and life products net written premiums and deposits up $690 million from $621 million in 2003. The annuity products increase reflects substantial sales growth in Japan through the company's joint venture with Mitsui Sumitomo Insurance and strong sales in Australia driven by the timing of a tax law change. The life products increase reflects strong Variable Universal Life sales in Mexico, increased sales of Endowment and Unit Linked products in Hong Kong and higher credit insurance sales in the United Kingdom.

ASSET MANAGEMENT

	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense	$1,824	$1,633	$1,698
Operating expenses	1,416	1,148	1,189

Income before taxes and minority interest	408	485	509
Income taxes	160	149	157
Minority interest, after-tax	10	12	1

Net income	$238	$324	$351

Assets under management (in billions of dollars)(1)(2)	$514	$521	$463

Average risk capital(3)	$698	$737
Return on risk capital(3)	34%	44%
Return on invested capital(3)	9%	11%

(1)
Includes $34 billion, $33 billion and $31 billion in 2004, 2003 and 2002, respectively, for Private Bank clients.

(2)
Includes $3 billion, $39 billion and $35 billion in 2004, 2003 and 2002, respectively, of St. Paul Travelers (formerly Travelers Property and Casualty Corp. (TPC)) assets, which Asset Management manages on a third-party basis following the August 2002 distribution by Citigroup to its stockholders of a majority portion of its remaining ownership interest in TPC.

(3)
See Footnote (7) to the table on page 4.

        Asset Management reported net income of $238 million in 2004, a decline of $86 million or 27% compared to 2003. The decrease is primarily a result of increased legal expenses and the establishment of a reserve related to the expected resolution of the previously disclosed SEC investigation of transfer agent matters, as well as the termination of the contract to manage assets for St. Paul Travelers, partially offset by the absence of impairments of a DAC asset relating to the retirement services business in Argentina of $42 million and of Argentina GPNs of $9 million, the absence of a loss on the sale of an El Salvador retirement services business of $10 million, the impact of positive market action and the cumulative impact of positive net flows. Net income of $324 million in 2003 was down $27 million or 8% compared to 2002, primarily reflecting impairments of the DAC asset relating to the retirement services business in Argentina of $42 million and of Argentina GPNs of $9 million, a loss on the sale of an El Salvador retirement services business of $10 million, reduced fee revenues in CAM due to changes in product mix and revenue sharing agreements with internal Citigroup distributors, and the cumulative impact of outflows of U.S. Retail Money Market Funds. Partially offsetting these declines were the cumulative impact of positive net flows, lower expenses and lower capital funding costs in Mexico.

        The following table is a roll forward of assets under management by business as of December 31:

Assets Under Management

	2004	2003
	In billions of dollars
Retail and Private Bank
Balance, beginning of year	$231	$205
Net flows excluding U.S. retail money market funds	4	5
U.S. retail money market fund flows	(4)	(4)
Market action/other	8	25

Balance, end of year	239	231
Institutional
Balance, beginning of year	185	164
Long-term product flows	(2)	9
Liquidity flows	8	(2)

Net flows	6	7
Market action/other	11	14

Balance, end of year	202	185
Retirement Services	14	12
Other(1)	59	93

Total assets under management(2)	$514	$521

(1)
Includes CAI Institutional alternative investments, St. Paul, and TAMIC AUMs.

(2)
Assets under management are reported on a levered basis that reflects assets purchased with borrowed funds. Assets owned by clients totaled $468 billion and $478 billion at December 31, 2004 and 2003, respectively.

        Assets under management (AUMs) fell to $514 billion as of December 31, 2004, down $7 billion or 1% from $521 billion in 2003, primarily reflecting the termination of the contract to manage $36 billion of assets for St. Paul Travelers, and the net outflows of U.S. Retail Money Market Funds of $4 billion. The decline in assets was partially offset by the positive market action/other of $19 billion (which includes the impact of FX and the addition of $3 billion in assets from the acquisition of KorAm) and net flows, excluding U.S. Retail Money Market funds, of $10 billion. Retail and Private Bank client assets were $239 billion as of December 31, 2004, up $8 billion or 3% from $231 billion in 2003. Institutional client assets of $202 billion as of December 31, 2004 were up $17 billion or 9% compared to a year ago. Retirement Services assets of $14 billion as of December 31, 2004, increased $2 billion or 17% from 2003. The decline in Other assets of $34 billion reflects the termination of the St. Paul Travelers contract.

        Revenues, net of interest expense, increased $191 million or 12% to $1.824 billion in 2004. This compared to $1.633 billion in 2003, which was down $65 million or 4% from 2002. The increase in 2004 primarily reflects the impact of positive market action, including the impact of FX, the cumulative impact of positive net flows and the absence of impairments of Argentina GPNs of $9 million. These increases were partially offset by the termination of the contract to manage assets for St. Paul Travelers, a change in the presentation of certain revenue sharing arrangements which decreased both revenue and expense by $16 million, and the impact of outflows of U.S. Retail

Money Market funds. The decrease in 2003 was primarily due to the impact of reduced fee revenues in CAM, the impact of increased insurance costs on fees earned in a retirement services business in Argentina, the loss on sale of the El Salvador retirement services business, outflows of U.S. Retail Money Market funds, and the impairment of the Argentina GPNs. Partially offsetting these declines were the cumulative impact of positive net flows, lower capital funding costs in Mexico, higher performance fees in CAI Institutional, the absence of a prior-year pesification loss in Argentina, and an increase related to certain assets consolidated under FIN 46-R. These consolidated assets incurred FX movements on the euro, creating $17 million in gains in 2003 (offset in minority interest).

        Operating expenses of $1.416 billion in 2004 increased $268 million or 23% from 2003 primarily driven by higher expenses related to legal matters and the reserve established related to the expected resolution of the previously disclosed SEC investigation of transfer agent matters, as well as higher employee compensation expenses, partially offset by the absence of the DAC impairment in Argentina of $42 million and the impact of a change in the presentation of certain fee-sharing arrangements which decreased both revenue and expense by $16 million. Operating expenses of $1.148 billion in 2003 decreased $41 million or 3% from 2002. The decrease in 2003 primarily reflected expense management, the change in presentation of certain fee-sharing arrangements, and the absence of 2002 first quarter restructuring charges in Argentina (LARS), for which the remaining reserve was released in 2003, partially offset by the DAC impairment in Argentina of $42 million and the impact of higher expenses related to legal matters of $24 million.

        Minority interest, after-tax, of $10 million in 2004 decreased $2 million from 2003. The $11 million increase from 2002 to 2003 is primarily due to the impact of consolidating certain assets under FIN 46-R.

GLOBAL INVESTMENT MANAGEMENT OUTLOOK

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 73.

        Life Insurance and Annuities—See discussion on the announced sale of substantially all of the Life Insurance and Annuities business on page 9.

        Asset Management—The Asset Management business experienced a decline in net income in 2004. Revenues were strong due to positive market action and positive net flows; however, expenses increased, reflecting a reserve related to the expected resolution of the previously disclosed SEC investigation of transfer agent matters. The assets under management declined reflecting the termination of the contract to manage assets for St. Paul Travelers.

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

        For 2005, the business will focus on leveraging the full breadth of its global investment capabilities, continuing to capture the economic value of Citigroup's global distribution network, the expansion of third-party distribution in key geographies, and an emphasis on penetration of the institutional pension segment.

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

PROPRIETARY INVESTMENT ACTIVITIES

	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense	$1,663	$1,222	$247
Operating expenses	462	393	238
Provision for credit losses	—	—	31

Income (loss) before taxes and minority interest	1,201	829	(22)
Income taxes	383	288	5
Minority interest, after-tax	75	175	23

Net income (loss)	$743	$366	($50)

Average risk capital(1)	$3,669	$3,945
Return on risk capital(1)	20%	9%
Return on invested capital(1)	18%	7%

(1)
See Footnote (7) to the table on page 4.

        Proprietary Investment Activities reported revenues, net of interest expense, of $1.663 billion in 2004, which increased $441 million or 36% from 2003, reflecting higher Private Equity results of $418 million and higher Other Investment Activities revenues of $23 million. The higher Private Equity results were primarily due to net unrealized gains on investments in Citigroup Venture Capital (CVC) Equity Partners Fund, and investments in Europe, as compared to net unrealized losses in 2003, as well as higher net realized gains, partially offset by lower mark-to-market gains on public securities. Revenues, net of interest expense, of $1.222 billion in 2003, increased $975 million from 2002 reflecting higher Private Equity results of $1.362 billion, primarily from higher mark-to-market gains on public securities, lower net unrealized losses, higher fee revenues and lower capital funding costs, partially offset by lower Other Investment Activities revenues of $387 million. The decline in Other Investment Activities was driven by the absence of the 2002 gain on the sale of 399 Park Avenue of $527 million, partially offset by higher fee revenues in CAI and dividends from Travelers Property Casualty Corp. (TPC) shares.

        Operating expenses of $462 million in 2004 increased $69 million or 18% from 2003, primarily reflecting higher formulaic incentive compensation within Emerging Markets and CAI. Operating expenses of $393 million in 2003 increased $155 million or 65% from the prior year, primarily reflecting increased expenses in CAI of $96 million and in Private Equity of $65 million. The increase in CAI expenses resulted from the full-year impact of CAI's contract with TPC, whereby CAI managed TPC's investments following the August 20, 2002 distribution, as well as from client business growth and higher levels of performance-driven incentive compensation. The $65 million increase in Private Equity expenses resulted from higher performance-based compensation and business growth. The decrease in the provision for credit losses of $31 million in 2003 from 2002 primarily relates to the absence of Private Equity loan write-offs that occurred in 2002.

        Minority interest, after-tax, of $75 million in 2004 decreased $100 million from 2003, primarily due to the absence of prior-year dividends and a mark-to-market valuation on the recapitalization of an investment held within the CVC Equity Partners Fund. Minority interest, after-tax, of $175 million in 2003 increased $152 million from 2002, primarily due to the impact of dividends and a mark-to-market valuation on the recapitalization of an investment held within the CVC Equity Partners Fund in 2003.

        See Note 5 to the Consolidated Financial Statements for additional information on investments in fixed maturity and equity securities.

        The following sections contain information concerning revenues, net of interest expense, for the two main investment classifications of Proprietary Investment Activities.

        Private Equity includes equity and mezzanine debt financing, on both a direct and an indirect basis, in companies primarily located in the United States and Western Europe, including investments made by CVC Equity Partners Fund, investments in companies located in developing economies, CVC/Opportunity Equity Partners, LP (Opportunity), and the investment portfolio related to the Banamex acquisition in August 2001. Opportunity is a third-party managed fund investing in companies that were privatized by the government of Brazil in the mid-1990s. The remaining investments in the Banamex portfolio were liquidated during 2003.

        Private equity investments held in investment company subsidiaries and Opportunity are carried at fair value with net unrealized gains and losses recorded in income. Direct investments in companies located in developing economies are principally carried at cost with impairments recognized in income for "other than temporary" declines in value.

        As of December 31, 2004 and 2003, Private Equity included assets of $5.858 billion and $5.610 billion, respectively, with the portfolio primarily invested in industrial, consumer goods, communication, and technology companies. The increase in the portfolio of $248 million from 2003 relates primarily to the impact of net unrealized gains in 2004. On a regional basis as of December 31, 2004, Private Equity included assets of $2.664 billion in North America (including Mexico), $2.010 billion in EMEA, $892 million in Latin America, $287 million in Asia, and $5 million in Japan. As of December 31, 2003, Private Equity included assets of $2.535 billion in North America (including Mexico), $1.790 billion in EMEA, $961 million in Latin America, $317 million in Asia, and $7 million in Japan.

        Revenues, net of interest expense for Private Equity, are composed of the following:

	2004	2003	2002
	In millions of dollars
Net realized gains(1)	$452	$388	$180
Public mark-to-market	(44)	258	(209)
Net unrealized gains (losses)(2)	517	(240)	(670)
Other(3)	399	500	243

Revenues, net of interest expense	$1,324	$906	$(456)

(1)
Includes the changes in net unrealized gains (losses) related to mark-to-market reversals for investments sold during the year.

(2)
Includes valuation adjustments and other than temporary impairments on private equity investments.

(3)
Includes other investment income (including dividends), management fees, and funding costs.

        Revenues, net of interest expense, of $1.324 billion in 2004 increased $418 million from 2003, primarily reflecting higher net unrealized gains of $757 million and higher net realized gains of $64 million, partially offset by lower public mark-to-market results of $302 million and lower other revenues of $101 million resulting from decreased dividends and fees. The higher net unrealized gains were driven by lower net impairments in emerging market investments and higher net valuations in CVC Equity Partners Fund, Emerging Markets and Europe. The increase in the CVC Equity Partners Fund was due to a valuation adjustment in an underlying German investment. The Emerging Markets improvements were primarily from the Opportunity Fund investment, driven by the absence of prior year losses, and improvements in an Asian private equity fund. The Europe results reflect improved performance in many of the underlying investments, an improving European private equity market, and the impact of foreign exchange. The lower public mark-to-market results were primarily due to an investment in an Indian software company, reflecting a general decline in public market values in the Indian software sector. The lower Other revenues were primarily driven by lower dividends and fees in the CVC Equity Partners Fund.

        Revenues, net of interest expense, of $906 million in 2003 increased $1.362 billion from 2002, primarily relating to higher net mark-to-market gains on public securities of $467 million, lower net unrealized losses of $430 million, higher other revenues of $257 million, and higher net realized gains on sales of investments of $208 million. The higher net mark-to-market gains on public securities primarily resulted from the improved equity market conditions that existed in 2003. The lower net unrealized losses were driven by valuation adjustments on Emerging Market investments, lower impairments on other Private Equity investments, and higher valuation revenues in 2003 from the recapitalization of certain Private Equity investments held within the CVC Equity Partners Fund. The lower net unrealized losses in Emerging Markets included $264 million in lower impairments in Argentina and lower other Latin America impairments, partially offset by lower revenues on the Opportunity fund investment of $210 million. Other revenues increased $257 million due to higher dividends and fees, largely the result of the recapitalization of certain Private Equity investments and from an investment that had an initial public offering, all of which are held within the CVC Equity Partners Fund, as well as the impact of lower capital funding costs. The increase in net realized gains on sales of investments of $208 million was driven by higher sales of venture capital and emerging market investments, including the liquidation of the remaining Banamex holdings.

        Other Investment Activities includes CAI, various proprietary investments, including Citigroup's ownership interest in The St. Paul Travelers Companies' (formerly TPC) outstanding equity securities, certain hedge fund investments and the LDC Debt/Refinancing portfolios. The LDC Debt/Refinancing portfolios include investments in certain countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature and earnings are generally derived from interest and restructuring gains/losses.

        Other Investment Activities investments are primarily carried at fair value, with impairment write-downs recognized in income for "other than temporary" declines in value. On April 1, 2004, the merger of TPC and the St. Paul Companies was completed. Existing shares of TPC common stock were converted to 0.4334 shares of common stock of the St. Paul Travelers Companies (St. Paul). As of December 31, 2004, the Company held approximately 39.8 million shares or approximately 6.0% of St. Paul's outstanding equity securities. The St. Paul common stock position is classified as available-for-sale. As of December 31, 2004, Other Investment Activities included assets of $3.009 billion, including $1.482 billion in St. Paul shares, $1.135 billion in hedge funds, $163 million in the LDC Debt/Refinancing portfolios, and $229 million in other assets. As of December 31, 2003, total assets of Other Investment Activities were $2.909 billion, including $1.693 billion in St. Paul shares, $692 million in hedge funds, the majority of which represented money managed for TPC, $365 million in the LDC Debt/Refinancing portfolios, and $159 million in other assets.

        The major components of Other Investment Activities revenues, net of interest expense, are as follows:

	2004	2003	2002
	In millions of dollars
LDC Debt/Refinancing portfolios	$1	$7	$11
Hedge fund investments	12	80	70
Other(1)	326	229	622

Revenues, net of interest expense	$339	$316	$703

(1)
Consists primarily of revenues earned by CAI as well as realized gains and other revenue earned relating to Citigroup's ownership interest in St. Paul. The pretax profit (revenues less operating expenses) of the CAI business are reflected in the respective Citigroup distributor's (Asset Management, Smith Barney, and Private Bank) income statement as revenues.

        Revenues, net of interest expense, of $339 million in 2004 increased $23 million from 2003, primarily relating to higher other revenues of $97 million, partially offset by lower hedge fund results of $68 million. The higher other revenues reflected higher revenues of $47 million from investment activity relating to Citigroup's ownership interest in St. Paul, a $33 million increase in CAI revenues and higher revenues of $17 million from real estate investments. Revenues, net of interest expense, of $316 million in 2003 decreased $387 million from the prior year due to the absence of a $527 million gain in 2002 from the sale of 399 Park Avenue, partially offset by a $96 million increase in CAI revenues due to improved investment performance and business growth and a $50 million increase in revenue from TPC shares, including dividends and net realized gains.

        Proprietary Investment Activities results may fluctuate in the future as a result of market and asset-specific factors.

CORPORATE/OTHER

	2004	2003	2002
	In millions of dollars
Revenues, net of interest expense	$(447)	$744	$858
Operating expenses	(61)	798	972
Provisions for benefits, claims, and credit losses	(1)	(3)	(22)

Loss from continuing operations before taxes, minority interest, and cumulative effect of accounting change	(385)	(51)	(92)
Income tax benefits	(319)	(227)	(101)
Minority interest, after-tax	(10)	10	2

Income (loss) from continuing operations	(56)	166	7
Income from discontinued operations	—	—	1,875
Cumulative effect of accounting change	—	—	(47)

Net income (loss)	$(56)	$166	$1,835

        Corporate/Other reported a net loss of $56 million in 2004, a decrease in income of $222 million, which was primarily due to lower net treasury results, partially offset by the gain on the sale of EFS, which resulted in an after-tax gain of $180 million in the 2004 first quarter. Net income of $166 million in 2003 was down $1.669 billion from 2002, primarily due to the absence of income from discontinued operations of $1.875 billion, partially offset by increased tax benefits of $126 million and the absence of the impact from the cumulative effect of accounting change of $47 million in the prior year.

        Revenues, net of interest expense, of ($447) million in 2004, decreased $1.191 billion from 2003, primarily due to lower net treasury results, lower intersegment eliminations and the absence of the prior-year revenues earned in the EFS business, partially offset by the gain on the sale of EFS. The treasury decrease resulted from increased funding costs, due to both higher interest rates as well as higher debt levels, and the absence of the prior-year gain on the sale of a convertible bond. Revenues, net of interest expense, of $744 million in 2003 decreased $114 million from 2002, primarily due to lower intersegment eliminations, partially offset by higher net treasury results. The treasury increase resulted from a gain on the sale of a convertible bond and favorable interest rate positioning, partially offset by lower realized gains on fixed income investments.

        Operating expenses of ($61) million in 2004 decreased $859 million from 2003, primarily due to lower intersegment eliminations, the absence of prior-year operating expenses in EFS and lower employee-related costs. Operating expenses of $798 million in 2003 decreased $174 million from 2002, primarily due to lower intersegment eliminations, partially offset by higher unallocated corporate costs and a $50 million pretax expense for the contribution of appreciated venture capital securities to the Citigroup Foundation. The increase in unallocated corporate costs included higher insurance, employee-related, and legal costs. The Citigroup Foundation contributions had minimal impact on Citigroup's earnings after related tax benefits.

        Income tax benefits of $319 million in 2004 included the impact of a $147 million tax reserve release due to the closing of a tax audit. Income tax benefits of $227 million in 2003 included the impact of a tax reserve release of $200 million that had been held at the legacy Associates' businesses and was deemed to be in excess of expected tax liabilities. Income tax benefits of $101 million in 2002 included the tax benefit resulting from the loss incurred on the sale of the Associates property and casualty operations to TPC, which was spun-off in the 2002 third quarter.

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

        The 2002 cumulative effect of accounting change of $47 million reflected the 2002 impact of adopting SFAS 142 relating to goodwill and indefinite-lived intangible assets. See Note 1 to the Consolidated Financial Statements for further details of the cumulative effect of accounting change.

MANAGING GLOBAL RISK

        The Citigroup risk management framework recognizes the diversity of Citigroup's global business activities by balancing strong corporate oversight with well-defined independent risk management functions within each business.

        The risk management framework is grounded on the following six principles, which apply universally across all businesses and all risk types:

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

RISK CAPITAL

        In 2004, the Company implemented methodologies to quantify risk capital requirements within and across Citigroup businesses.

        Risk capital is defined at Citigroup as the amount of capital required to absorb potential unexpected economic losses resulting from extremely severe events over a one-year time period.

  •
  "Economic losses" include losses that appear on the income statement and fair value adjustments to the financial statements, as well as any further declines in the value of assets or increases in the value of liabilities not captured on the income statement.

  •
  "Unexpected losses" are the difference between potential extremely severe losses and Citigroup's expected (average) loss over a one-year time period.

  •
  "Extremely severe" is defined as potential loss at a 99.97% confidence level, as extrapolated from the distribution of observed events and scenario analysis.

        Risk capital facilitates both the quantification of risk levels and the tradeoff of risk and return. The risk capital calculated for each business approximates the amount of tangible equity that would typically be ascribed. Risk capital is used in the calculation of return on risk capital (RORC) and return on invested capital (ROIC) measures that are used in assessing business performance and allocating Citigroup's balance sheet and risk taking capacity.

        RORC, calculated as net income divided by average risk capital, compares business income with the capital required to absorb the risks. This is similar to a return on tangible equity calculation. It is used to assess businesses' operating performance and to determine incremental allocation of capital for organic growth.

        ROIC is calculated using income adjusted to exclude a net internal funding cost Citigroup levies on the intangible assets of each business. This adjusted income is divided by the sum of each business's average risk capital and intangible assets (excluding mortgage servicing rights, which are captured in risk capital). ROIC thus compares business income with the total invested capital—risk capital and intangible assets created through acquisitions—used to generate that income. ROIC is used to assess returns on potential acquisitions and divestitures, and to compare long-term performance of businesses with differing proportions of organic and acquired growth.

        Methodologies to measure risk capital are jointly developed by risk management, the financial division and Citigroup businesses, and approved by the Citigroup Senior Risk Officer and Citigroup Chief Financial Officer. It is expected, due to the evolving nature of risk capital, that these methodologies will continue to be refined.

        The drivers of "economic losses" are risks, which can be broadly categorized as credit risk (including cross-border risk), market risk, operational risk, and insurance risk:

  •
  Credit risk losses primarily result from a borrower's or counterparty's inability to meet its obligations.

  •
  Market risk losses arise from fluctuations in the market value of trading and non-trading positions, including changes in value resulting from fluctuation in rates

  •
  Operational risk losses result from inadequate or failed internal processes, people, systems or from external events.

  •
  Insurance risks arise from unexpectedly high payouts on insurance liabilities.

        These risks are measured and aggregated within businesses and across Citigroup to facilitate the understanding of the Company's exposure to extreme downside events and any changes in its level or its composition.

        At December 31, 2004 and 2003, risk capital for Citigroup was comprised of the following risk types:

	2004	2003
	In billions of dollars
Credit risk	$33.2	$28.7
Market risk	16.0	16.8
Operational risk	8.1	6.1
Insurance risk	0.2	0.3
Intersector diversification(1)	(5.3)	(5.2)

Total Citigroup	$52.2	$46.7

Return on risk capital	34%	39%
Return on invested capital	17%	20%

(1)
Reduction in Risk represents diversification between risk sectors.

        The increase in Citigroup's risk capital during 2004 was primarily driven by an increase in operational and credit risk, partially offset by lower market risk as defined above. Operational risk capital increased primarily as a result of the WorldCom and Litigation Reserve Charge. Credit risk capital rose primarily due to the acquisition of KorAm and increased volumes in the credit portfolio.

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

LOANS OUTSTANDING

	2004	2003	2002	2001	2000
	In millions of dollars at year end
Consumer loans
In U.S. offices:
Mortgage and real estate	$161,832	$129,507	$121,178	$80,099	$73,166
Installment, revolving credit, and other	134,784	136,725	113,620	100,801	95,643
Lease financing	6,030	8,523	12,027	13,206	12,993

	302,646	274,755	246,825	194,106	181,802

In offices outside the U.S.:
Mortgage and real estate	39,601	28,743	26,564	28,688	24,988
Installment, revolving credit, and other	93,523	76,718	65,343	57,681	56,557
Lease financing	1,619	2,216	2,123	2,143	2,092

	134,743	107,677	94,030	88,512	83,637

	437,389	382,432	340,855	282,618	265,439
Unearned income	(2,163)	(2,500)	(3,174)	(4,644)	(5,390)

Consumer loans—net	435,226	379,932	337,681	277,974	260,049

Corporate loans
In U.S. offices:
Commercial and industrial	14,437	15,207	22,041	15,997	19,594
Lease financing	1,879	2,010	2,017	4,473	812
Mortgage and real estate(1)	100	95	2,573	2,784	3,490

	16,416	17,312	26,631	23,254	23,896

In offices outside the U.S.:
Commercial and industrial	77,052	62,884	67,456	72,515	68,069
Mortgage and real estate	3,928	1,751	1,885	1,874	1,720
Loans to financial institutions	12,921	12,063	8,583	10,163	9,559
Lease financing	2,485	2,859	2,784	2,036	2,024
Governments and official institutions	1,100	1,496	3,081	4,033	1,952

	97,486	81,053	83,789	90,621	83,324

	113,902	98,365	110,420	113,875	107,220
Unearned income	(299)	(291)	(296)	(455)	(247)

Corporate loans—net	113,603	98,074	110,124	113,420	106,973

Total loans—net of unearned income	548,829	478,006	447,805	391,394	367,022
Allowance for credit losses—on drawn exposures	(11,269)	(12,643)	(11,101)	(9,688)	(8,561)

Total loans—net of unearned income and allowance for credit losses	$537,560	$465,363	$436,704	$381,706	$358,461

(1)
Excludes loans held by the insurance subsidiaries which are included within Other Assets on the Consolidated Balance Sheet in 2004 and 2003.

OTHER REAL ESTATE OWNED
AND OTHER REPOSSESSED ASSETS

	2004	2003	2002	2001	2000
	In millions of dollars at year end
Other real estate owned(1)
Consumer	$320	$437	$495	$393	$366
Corporate(2)	126	105	75	147	189
Corporate/Other	—	—	—	8	8

Total other real estate owned	$446	$542	$570	$548	$563

Other repossessed assets(3)	$93	$151	$230	$439	$292

(1)
Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.

(2)
Excludes Other Real Estate Owned for the insurance subsidiaries businesses in the amount of $36 million, $118 million and $102 million for 2002, 2001 and 2000, respectively, which are included in Other Assets on the Consolidated Balance Sheet in 2004 and 2003.

(3)
Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

	2004	2003	2002	2001	2000
	In millions of dollars
Allowance for credit losses at beginning of year	$12,643	$11,101	$9,688	$8,561	$8,453

Provision for credit losses
Consumer	7,205	7,316	7,714	5,947	4,997
Corporate	(972)	730	2,281	853	342

	6,233	8,046	9,995	6,800	5,339

Gross credit losses
Consumer(1)
In U.S. offices	6,937	5,783	5,826	4,991	3,827
In offices outside the U.S.	3,304	3,270	2,865	2,132	1,973
Corporate
Mortgage and real estate
In U.S. offices	—	—	5	13	10
In offices outside the U.S.	6	27	23	3	22
Governments and official institutions outside the U.S.	—	111	—	—	—
Loans to financial institutions
In U.S. offices	—	—	—	10	—
In offices outside the U.S.	3	13	4	—	—
Commercial and industrial
In U.S. offices	52	383	825	572	149
In offices outside the U.S.	571	939	1,018	567	277

	10,873	10,526	10,566	8,288	6,258

Credit recoveries
Consumer(1)
In U.S. offices	1,079	763	729	543	544
In offices outside the U.S.	691	735	510	423	404
Corporate(2)
Mortgage and real estate
In U.S. offices	—	—	1	1	9
In offices outside the U.S.	3	1	—	1	1
Governments and official institutions outside the U.S.	1	—	2	—	1
Loans to financial institutions
In U.S. offices	6	—	—	—	—
In offices outside the U.S.	35	12	6	9	9
Commercial and industrial
In U.S. offices	100	34	147	154	27
In offices outside the U.S.	357	215	168	129	69

	2,272	1,760	1,563	1,260	1,064

Net credit losses
In U.S. offices	5,804	5,369	5,779	4,888	3,406
In offices outside the U.S.	2,797	3,397	3,224	2,140	1,788

	8,601	8,766	9,003	7,028	5,194

Other—net(3)	994	2,262	421	1,355	(37)

Allowance for credit losses at end of year	$11,269	$12,643	$11,101	$9,688	$8,561

Allowance for unfunded lending commitments(4)	600	600	567	450	450

Total allowance for loans, leases, and unfunded lending commitments	$11,869	$13,243	$11,668	$10,138	$9,011

Net consumer credit losses	$8,471	$7,555	$7,452	$6,157	$4,852
As a percentage of average consumer loans	2.13%	2.22%	2.55%	2.33%	2.03%

Net corporate credit losses	$130	$1,211	$1,551	$871	$342
As a percentage of average corporate loans	0.11%	1.17%	1.44%	0.76%	0.35%

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

(3)
2004 primarily includes the addition of $715 million of credit loss reserves related to the acquisition of KorAm and the addition of $148 million of credit loss reserves related to the acquisition of WMF. 2003 primarily includes the addition of $2.1 billion of credit loss reserves related to the acquisition of the Sears credit card business. 2002 primarily includes the addition of $452 million of credit loss reserves related to the acquisition of GSB. 2001 primarily includes the addition of credit loss reserves related to the acquisitions of Banamex and EAB. 2000 includes the addition of credit loss reserves related to other acquisitions. All periods also include the impact of foreign currency translation.

(4)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

	2004	2003	2002	2001	2000
	In millions of dollars at year end
Corporate cash-basis loans
Collateral dependent (at lower of cost or collateral value)(1)	$7	$8	$64	$365	$108
Other(2)	1,899	3,411	3,931	2,522	1,436

Total	$1,906	$3,419	$3,995	$2,887	$1,544

Corporate cash-basis loans(2)(3)
In U.S. offices	$254	$640	$887	$678	$293
In offices outside the U.S.	1,652	2,779	3,108	2,209	1,251

Total	$1,906	$3,419	$3,995	$2,887	$1,544

Corporate renegotiated loans(4)
In U.S. offices	$63	$107	$115	$263	$305
In offices outside the U.S.	20	33	55	74	94

Total	$83	$140	$170	$337	$399

Consumer loans on which accrual of interest had been suspended(2)
In U.S. offices	$2,485	$3,127	$3,114	$3,101	$2,158
In offices outside the U.S.	2,978	2,958	2,792	2,266	1,626

Total	$5,463	$6,085	$5,906	$5,367	$3,784

Accruing loans 90 or more days delinquent(5)(6)
In U.S. offices	$3,153	$3,298	$2,639	$1,822	$1,247
In offices outside the U.S.	401	576	447	776	385

Total	$3,554	$3,874	$3,086	$2,598	$1,632

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

(2)
The December 31, 2002 balance includes GSB data. The December 31, 2001 balance includes Banamex data.

(3)
Cash-basis loans for the insurance subsidiaries and Proprietary Investment Activities businesses were $62 million, $21 million and $46 million for 2002, 2001 and 2000, respectively, which are included in Other Assets on the Consolidated Balance Sheet in 2003 and 2004.

(4)
Includes corporate and Commercial Business loans.

(5)
The December 31, 2004 balance includes the PRMI data. The December 31, 2003 balance includes the Sears and Home Depot data. The December 31, 2002 balance includes GSB data. The December 31, 2001 balance includes Banamex data.

(6)
Substantially comprised of consumer loans of which $1,867 million, $1,643 million, $1,764 million, $920 million, and $503 million are government-guaranteed student loans and Federal Housing Authority mortgages at December 31, 2004, 2003, 2002, 2001, and 2000, respectively.

FOREGONE INTEREST REVENUE ON LOANS(1)

	In U.S. offices	In non-U.S. offices	2004 Total
	In millions of dollars
Interest revenue that would have been accrued at original contractual rates(2)	$423	$577	$1,000
Amount recognized as interest revenue(2)	60	210	270

Foregone interest revenue	$363	$367	$730

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

CONSUMER PORTFOLIO REVIEW

        Citigroup's consumer loan portfolio is well diversified by both customer and product. Consumer loans comprise 79% of the total loan portfolio. These loans represent thousands of borrowers with relatively small individual balances. The loans are diversified with respect to the location of the borrower, with 70% originated in the United States and 30% originated from offices outside the United States. Mortgage and real estate loans constitute 46% of the total consumer loan portfolio; and installment, revolving credit and other consumer loans and leases constitute 54% of the portfolio.

        In the Consumer portfolio, credit loss experience is often expressed in terms of annualized net credit losses as a percentage of average loans. Pricing and credit policies reflect the loss experience of each particular product and country. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The specific write-off criteria are set according to loan product and country (see Note 1 to the Consolidated Financial Statements).

        Commercial Business, which is included within Retail Banking, includes loans and leases made principally to small- and middle-market businesses. Commercial Business loans, which comprise 9% of the total consumer loan portfolio, are placed on a non-accrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection. Commercial Business non-accrual loans are not strictly determined on a delinquency basis; therefore, they have been presented as a separate component in the consumer credit disclosures.

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The table also summarizes the accrual status of Commercial Business loans as a percentage of related loans. The managed loan portfolio includes credit card receivables held-for-sale and securitized, and the table reconciles to a held basis, the comparable GAAP measure. Only North America Cards from a product view and North America from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. For example, the Cards business considers both on-balance sheet and securitized cards (together, their managed portfolio), when determining compensation, capital allocation and general management decisions. Furthermore, investors utilize information about the credit quality of the entire managed portfolio, as the results of both the held and securitized portfolios impact the overall performance of the Cards business. For a further discussion of managed basis reporting, see the Cards business on page 22 and Note 12 to the Consolidated Financial Statements.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

	Total loans	90 Days or More Past Due(1)			Average loans	Net Credit Losses(1)
	2004	2004	2003	2002	2004	2004	2003	2002
	In millions of dollars, except total and average loan amounts in billions
Product View:
Cards	$165.7	$2,944	$3,392	$2,397	$155.3	$9,219	$7,694	$7,169
Ratio		1.78%	2.14%	1.84%		5.94%	5.90%	5.93%
North America Cards	147.8	$2,667	3,133	2,185	139.6	$8,658	7,171	6,669
Ratio		1.80%	2.18%	1.85%		6.20%	6.08%	6.05%
International Cards	17.9	$277	259	212	15.7	$561	523	500
Ratio		1.55%	1.76%	1.78%		3.57%	4.19%	4.68%
Consumer Finance	105.8	$2,014	2,221	2,197	100.0	$3,431	3,517	3,026
Ratio		1.90%	2.36%	2.48%		3.43%	3.88%	3.69%
North America Consumer Finance	82.8	$1,525	1,683	1,786	78.4	$2,065	2,059	1,865
Ratio		1.84%	2.32%	2.64%		2.63%	2.94%	3.00%
International Consumer Finance	23.0	$489	538	411	21.6	$1,366	1,458	1,161
Ratio		2.13%	2.50%	1.98%		6.32%	7.02%	5.88%
Retail Banking	165.5	$4,094	3,802	3,647	144.5	$693	614	644
Ratio		2.47%	3.07%	3.18%		0.48%	0.52%	0.71%
North America Retail Banking	115.4	$2,515	2,299	2,419	101.9	$131	139	268
Ratio		2.18%	2.60%	2.90%		0.13%	0.17%	0.45%
International Retail Banking	50.1	$1,579	1,503	1,228	42.6	$562	475	376
Ratio		3.15%	4.24%	3.91%		1.32%	1.42%	1.20%
Private Bank(2)	39.0	$127	121	174	36.9	$(5)	18	14
Ratio		0.33%	0.35%	0.56%		(0.02)%	0.05%	0.05%
Other Consumer	1.3	—	—	1	1.1	(2)	—	10

Managed loans (excluding Commercial Business)(3)	$477.3	$9,179	$9,536	$8,416	$437.8	$13,336	$11,843	$10,863
Ratio		1.92%	2.31%	2.30%		3.05%	3.18%	3.36%
Securitized receivables (all in North America Cards)	(85.3)	(1,296)	(1,421)	(1,285)	(77.9)	(4,865)	(4,529)	(3,760)
Credit card receivables held-for-sale(4)	(2.5)	(32)	—	(121)	(3.1)	(214)	(221)	(363)
On-balance sheet loans (excluding Commercial Business)	$389.5	$7,851	$8,115	$7,010	$356.8	$8,257	$7,093	$6,740
Ratio		2.02%	2.42%	2.40%		2.31%	2.38%	2.67%

		Cash-Basis Loans				Net Credit Losses
Commercial Business Groups(5)	$41.2	$735	$1,350	$1,299	$40.1	$214	$462	$712
Ratio		1.78%	3.38%	2.90%		0.53%	1.09%	1.76%

Total Consumer Loans(6)	$430.7				$396.9	8,471	7,555	7,452

Regional View:
North America (excluding Mexico)	$360.7	$6,327	$6,794	$6,135	$333.3	$10,735	$9,322	$8,623
Ratio		1.75%	2.14%	2.18%		3.22%	3.27%	3.55%
Mexico	8.8	$433	388	355	7.9	$118	55	195
Ratio		4.93%	5.65%	5.43%		1.49%	0.82%	2.85%
EMEA	39.3	$1,781	1,669	1,253	35.2	$850	617	440
Ratio		4.53%	4.90%	4.47%		2.41%	2.04%	1.77%
Japan	16.1	$308	355	258	16.8	$1,210	1,331	1,035
Ratio		1.91%	2.04%	1.46%		7.22%	7.91%	5.71%
Asia (excluding Japan)	49.1	$299	286	340	41.6	$413	398	393
Ratio		0.61%	0.86%	1.19%		0.99%	1.30%	1.42%
Latin America	3.3	$31	44	75	3.0	$10	120	177
Ratio		0.93%	1.50%	2.48%		0.34%	4.10%	5.08%

Managed loans (excluding Commercial Business(3)	$477.3	$9,179	$9,536	$8,416	$437.8	$13,336	$11,843	$10,863
Ratio		1.92%	2.31%	2.30%		3.05%	3.18%	3.36%

(1)
The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)
Private Bank results are reported as part of the Global Wealth Management segment.
(3)
This table presents credit information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. Only North America Cards from a product view, and North America from a regional view, are impacted. See a discussion of managed basis reporting on page 49.
(4)
Included within Other Assets on the Consolidated Balance Sheet.
(5)
Includes CitiCapital collateral-dependent loans.
(6)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
	2004	2003	2002	2004	2003	2002
	In billions of dollars
Total managed(1) (including the Commercial Business)	$518.5	$452.0	$410.3	$477.9	$414.2	$364.1
Securitized receivables (all in North America Cards)	(85.3)	(76.1)	(67.1)	(77.9)	(71.4)	(65.2)
Credit card receivables held-for-sale(2)	(2.5)	—	(6.5)	(3.1)	(3.2)	(6.5)

On-balance sheet(3) (including Commercial Business)	$430.7	$375.9	$336.7	$396.9	$339.6	$292.4

(1)
This table presents loan information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. See a discussion of managed basis reporting on page 49.

(2)
Included within Other Assets on the Consolidated Balance Sheet.

(3)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for 2004, $4 billion and $2 billion, respectively, for 2003 and approximately $1 billion and $1 billion, respectively, for 2002, which are included in Consumer Loans on the Consolidated Balance Sheet.

        Total delinquencies 90 days or more past due (excluding the Commercial Business) in the managed portfolio were $9.179 billion or 1.92% of loans at December 31, 2004, compared to $9.536 billion or 2.31% at December 31, 2003 and $8.416 billion or 2.30% at December 31, 2002. Total cash-basis loans in the Commercial Business were $735 million or 1.78% of loans at December 31, 2004, compared to $1.350 billion or 3.38% at December 31, 2003 and $1.299 billion or 2.90% at December 31, 2002. Total managed net credit losses (excluding the Commercial Business) in 2004 were $13.336 billion and the related loss ratio was 3.05%, compared to $11.843 billion and 3.18% in 2003 and $10.863 billion and 3.36% in 2002. In the Commercial Business, total net credit losses were $214 million and the related loss ratio was 0.53% in 2004, compared to $462 million and 1.09% in 2003 and $712 million and 1.76% in 2002. For a discussion of trends by business, see business discussions on pages 21 to 27 and pages 33 to 34.

        Citigroup's total allowance for loans, leases and unfunded lending commitments of $11.869 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the Consumer portfolio was $8.379 billion at December 31, 2004, $9.088 billion at December 31, 2003 and $7.021 billion at December 31, 2002. The decrease in the allowance for credit losses from 2003 was primarily due to the impact of reserve releases of $1.182 billion in 2004 related to improving credit conditions in North America, Latin America, Asia and Japan. Offsetting this decrease in the allowance for credit losses were additions of $274 million and $148 million associated with the acquisitions of KorAm and WMF, respectively, the impact of reserve builds of $78 million, primarily related to Germany and the impact of foreign currency translation. The increase in the allowance for credit losses in 2003 was primarily due to an addition of $2.1 billion associated with the acquisition of Sears and the impact of foreign currency translation, partially offset by the write-off of Argentine compensation notes in the 2003 third quarter.

        On-balance sheet consumer loans of $430.7 billion increased $54.8 billion or 15% from December 31, 2003, primarily driven by growth in mortgage and other real-estate-secured loans in Prime Home Finance, Consumer Finance and Private Bank, the addition of the KorAm and WMF portfolios, and the impact of strengthening currencies. Growth in student loans in North America and margin lending in Private Bank also contributed to the growth in consumer loans. Credit card receivables declined, primarily due to the impact of higher securitization levels and higher payment rates by customers. In the North America Commercial Business (excluding Mexico), loans continued to decline in both 2004 and 2003, reflecting the continued liquidation of non-core portfolios, a $2.0 billion reclassification of operating leases from loans to other assets in 2004 and a decline of approximately $1.2 billion resulting from the 2003 sale of the Fleet Services portfolio. Loans in Japan also declined mainly reflecting continued contraction in the Consumer Finance portfolio. The increase in 2003 was primarily driven by the addition of the Sears and Home Depot portfolios, combined with the impact of strengthening currencies and growth in mortgage and other real-estate-secured loans.

        Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies.

        Consumer credit loss ratios for 2005 are expected to remain relatively constant to the fourth quarter 2004 levels. Full-year loss ratios for 2005 are expected to improve against prior-year levels due to credit loss rates that declined during 2004. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 73.

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

        The following table presents the corporate credit portfolio, before consideration of collateral, by maturity at December 31, 2004. The Corporate portfolio is broken out by direct outstandings, which include drawn loans, overdrafts, interbank placements, banker's acceptances, certain investment securities and leases, and unfunded commitments which include unused commitments to lend, letters of credit and financial guarantees.

	Within 1 Year	Greater than 1 Year but Within 5	Greater than 5 Years	Total Exposure
	In billions of dollars
Direct outstandings	$131	$41	$13	$185
Unfunded commitments	148	99	13	260

Total	$279	$140	$26	$445

Credit Exposure Arising from Derivatives and Foreign Exchange

        The following table summarizes the components of derivatives receivables, representing the fair value of the derivative contracts before taking into account the effects of legally enforceable master netting agreements at December 31, 2004 and 2003. The fair value represents the cost to replace the contracts at current market rates should the counterparty default.

Type of Derivative

	2004	2003
	In millions of dollars
Interest rate	$190,655	$163,446
Foreign exchange	83,040	72,239
Credit derivatives	4,722	2,101
Equity	11,150	7,564
Commodity and other	7,047	4,945

Total	$296,614	$250,295

        Legally enforceable master netting agreements are in place which permit the Company to net receivables and payables with the same counterparty across different underlying derivative contracts. The amount of netting under these agreements at December 31, 2004 and 2003 was $232.9 billion and $186.1 billion, respectively. In addition, the Company obtained cash collateral from counterparties that further served to reduce exposure. After taking into account the benefit of netting and collateral, derivatives receivables recorded on the balance sheet as Trading Account Assets at December 31, 2004 and 2003 were $57.5 billion and $55.3 billion, respectively.

        The Company's credit exposure on derivatives and foreign exchange contracts is primarily to professional counterparties in the financial sector, with 78% arising from transactions with banks, investment banks, governments and central banks, and other financial institutions.

        For purposes of managing credit exposure on derivative and foreign exchange contracts, particularly when looking at exposure to a single counterparty, the Company measures and monitors credit exposure taking into account the current mark-to-market value of each contract plus a prudent estimate of its potential change in value over its life. This measurement of the potential future exposure for each credit facility is based on a stressed simulation of market rates and generally takes into account legally enforceable risk-mitigating agreements for each obligor such as netting and margining. The following table presents the global derivatives portfolio by internal obligor credit rating at December 31, 2004 and 2003, as a percentage of credit exposure:

	2004	2003
AAA/AA/A	79%	78%
BBB	12%	12%
BB/B	8%	8%
Unrated	1%	2%

        The following table presents the global derivative portfolio by industry of the obligor as a percentage of credit exposure:

	2004	2003
Financial institutions	70%	70%
Governments	8%	9%
Corporations	22%	21%

Portfolio Mix

        The corporate credit portfolio is geographically diverse by region. The following table shows direct outstandings and unfunded commitments by region:

	Dec. 31, 2004	Dec. 31, 2003
North America	42%	41%
EMEA	29%	30%
Japan	3%	3%
Asia	15%	14%
Latin America	4%	5%
Mexico	7%	7%

Total	100%	100%

        It is corporate credit policy to maintain accurate and consistent risk ratings across the corporate credit portfolio. This facilitates the comparison of credit exposures across all lines of business, geographic region and product. All internal risk ratings must be derived in accordance with the applicable Business' Risk Rating Policy. Independent Risk Management must approve any exception to the policy. The Risk Rating Policy establishes standards for the derivation of obligor and facility risk ratings that are generally consistent with the approaches used by the major rating agencies.

        Obligor risk ratings reflect an estimated probability of default for an obligor, and are derived primarily through the use of statistical models, which are validated periodically, external rating agencies (under defined circumstances), or approved scoring or judgmental methodologies. Facility risk ratings are assigned, using the obligor risk rating, and then taken into consideration are factors that affect the loss-given-default of the facility such as parent support, collateral, or structure.

        Internal obligor ratings equivalent to BBB and above are considered investment-grade. Ratings below the equivalent of BBB are considered non-investment-grade.

        The following table presents the corporate credit portfolio by facility risk rating at December 31, 2004 and 2003, as a percentage of the total portfolio:

	Direct Outstandings and Unfunded Commitments
	2004	2003
AAA/AA/A	54%	54%
BBB	29%	27%
BB/B	15%	16%
CCC or below	1%	2%
Unrated	1%	1%

	100%	100%

        The corporate credit portfolio is diversified by industry with a concentration only to the financial sector which includes banks, other financial institutions, investment banks, and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total Corporate portfolio:

	Direct Outstandings and Unfunded Commitments
	2004	2003
Government and central banks	10%	14%
Other financial institutions	8%	9%
Banks	7%	6%
Investment banks	6%	5%
Utilities	5%	5%
Insurance	4%	5%
Agricultural and food preparation	4%	4%
Telephone and cable	4%	4%
Petroleum	4%	3%
Industrial machinery and equipment	3%	3%
Autos	2%	3%
Freight transportation	2%	2%
Global information technology	2%	2%
Chemicals	2%	2%
Retail	2%	2%
Metals	2%	2%
Other industries(1)	33%	29%

Total	100%	100%

(1)
Includes all other industries, none of which exceeds 2% of total outstandings.

Credit Risk Mitigation

        As part of its overall risk management activities, the Company makes use of credit derivatives and other risk mitigants to hedge portions of the credit risk in its portfolio, in addition to outright asset sales. The effect of these transactions is to transfer credit risk to creditworthy, independent third parties. Beginning in the fourth quarter of 2003, the results of the mark-to-market and any realized gains or losses on credit derivatives are reflected in the Principal Transactions line on the Consolidated Statement of Income. At December 31, 2004 and 2003, $27.3 billion and $11.1 billion, respectively, of credit risk exposure was economically hedged. The reported amounts of direct outstandings and unfunded commitments in this report do not reflect the impact of these hedging transactions. At December 31, 2004 and 2003, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution:

Rating of Hedged Exposure

	2004	2003
AAA/AA/A	48%	32%
BBB	43%	57%
BB/B	8%	10%
CCC or below	1%	1%

	100%	100%

        At December 31, 2004 and 2003, the credit protection was economically hedging underlying credit exposure with the following industry distribution:

Industry of Hedged Exposure

	2004	2003
Utilities	11%	14%
Agriculture and food preparation	7%	8%
Industrial machinery and equipment	7%	5%
Other financial institutions	7%	11%
Telephone and cable	7%	9%
Autos	6%	7%
Airlines	5%	3%
Chemicals	4%	3%
Global information technology	4%	5%
Natural gas distribution	4%	3%
Pharmaceuticals	4%	1%
Retail	4%	3%
Business services	3%	4%
Banks	3%	4%
Petroleum	3%	4%
Forest products	3%	2%
Freight transportation	3%	2%
Metals	3%	1%
Entertainment	2%	2%
Insurance	2%	2%
Investment banks	2%	3%
Other(1)	6%	4%

	100%	100%

(1)
Includes all other industries none of which is greater than 2% of the total hedged amount.

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

        The following table summarizes corporate cash-basis loans and net credit losses:

	2004	2003	2002
	In millions of dollars
Corporate cash-basis loans(1)
Capital Markets and Banking	$1,794	$3,263	$3,423
Transaction Services	112	156	572

Total corporate cash-basis loans	$1,906	$3,419	$3,995

Net credit losses
Capital Markets and Banking	$148	$1,191	$1,349
Transaction Services	(18)	23	165
Smith Barney(2)	—	—	6
Investment Activities(3)	—	(3)	31

Total net credit losses	$130	$1,211	$1,551

Corporate allowance for credit losses	$2,890	$3,555	$4,080
Corporate allowance for credit losses on unfunded lending commitments(4)	600	600	567

Total corporate allowance for loans, leases and unfunded lending commitments	$3,490	$4,155	$4,647

As a percentage of total corporate loans(5)	2.54%	3.62%	3.70%

(1)
Cash-basis loans for the insurance subsidiaries and Proprietary Investment Activities businesses were $62 million for 2002, which are included in Other Assets on the Consolidated Balance Sheet in 2003 and 2004.

(2)
Smith Barney is included within the Global Wealth Management segment.

(3)
Investment Activities results are reported in the Proprietary Investment Activities segment.

(4)
Represents additional reserves recorded within Other Liabilities on the Consolidated Balance Sheet.

(5)
Does not include the allowance for unfunded lending commitments.

        Corporate cash-basis loans were $1.906 billion, $3.419 billion and $3.995 billion at December 31, 2004, 2003 and 2002, respectively. Cash-basis loans decreased $1.513 billion from December 31, 2003 due to a $1.469 billion decrease in Capital Markets and Banking and a $44 million decrease in Transaction Services. Capital Markets and Banking decreased primarily due to charge-offs in North America, Argentina and Mexico, partially offset by the addition of KorAm. Transaction Services decreased primarily due to decreases in corporate borrowers in Poland and Argentina.

        Cash-basis loans decreased $576 million in 2003 due to decreases in Capital Markets and Banking and Transaction Services. Capital Markets and Banking primarily reflects decreases to corporate borrowers in Argentina and New Zealand, as well as reductions in the telecommunications industry, partially offset by a reclassification of cash-basis loans ($248 million) in Mexico from Transaction Services and increases related to Parmalat and the energy industry. Transaction Services decreased primarily due to the reclassification of cash-basis loans ($248 million) in Mexico to Capital Markets and Banking and charge-offs in Argentina and Poland.

        Total corporate Other Real Estate Owned (OREO) was $126 million, $105 million and $75 million at December 31, 2004, 2003 and 2002, respectively. The $21 million increase in 2004 from 2003 reflects net foreclosures in the North America real estate portfolio.

        Total corporate loans outstanding at December 31, 2004 were $114 billion as compared to $98 billion and $110 billion at December 31, 2003 and 2002, respectively.

        Total corporate net credit losses of $130 million in 2004 decreased $1.081 billion compared to 2003, primarily due to improvements in the overall credit environment, and the absence of exposure to Parmalat. Total corporate net credit losses of $1.211 billion in 2003 decreased $340 million compared to 2002 primarily due to the absence of prior-year net credit losses in Argentina and exposures in the energy and telecommunications industries, reflecting improvements in the overall credit environment, partially offset by $345 million of credit losses related to Parmalat and credit losses to corporate borrowers in Poland.

        Citigroup's allowance for credit losses for loans, leases and lending commitments of $11.869 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the Corporate portfolio was $3.490 billion at December 31, 2004, compared to $4.155 billion at December 31, 2003 and $4.647 billion at December 31, 2002. The allowance attributed to corporate loans and leases as a percentage of corporate loans was 2.54% at December 31, 2004, as compared to 3.62% and 3.70% at December 31, 2003 and 2002, respectively. The $665 million decrease in the total allowance at December 31, 2004 from December 31, 2003 primarily reflects reserve releases of $900 million due to continued improvement in the portfolio, partially offset by the addition of KorAm. The $492 million decrease in the total allowance at December 31, 2003 from December 31, 2002 primarily reflects reserve releases of $300 million due to continued improvement in the portfolio. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. Although the 2004 credit environment led to benefits from loan loss releases and declines in cash-basis loans, it is unlikely these benefits will repeat in 2005. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 73.

LOAN MATURITIES AND FIXED/VARIABLE PRICING

	Due Within 1 Year	Over 1 Year but Within 5 Years	Over 5 Years	Total
	In millions of dollars at year-end
Corporate Maturities of the corporate loan portfolio
In U.S. offices
Commercial and Industrial loans	$4,647	$7,113	$2,677	$14,437
Mortgage and real estate	32	49	19	100
Lease financing	604	924	348	1,876
In offices outside the U.S.	62,861	27,830	6,798	97,489

Total corporate loans	$68,144	$35,916	$9,842	$113,902

Fixed/variable pricing of corporate loans with maturities due after one year with maturities(1)
Loans at fixed interest rates		$11,086	$4,098
Loans at floating or adjustable interest rates		24,830	5,744

Total		$35,916	$9,842

(1)
Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 24 to the Consolidated Financial Statements.

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

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" section on page 62. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

Non-Trading Portfolios

        Interest rate risk in non-trading portfolios is inherent in many client-related activities, primarily lending and deposit taking, to both corporations and individuals. Interest rate risk arises from these client activities as a function of a number of factors. These include the timing of rate resetting and maturity between assets and liabilities, the change in the profile for those assets and liabilities whose maturity changes in response to changes in market interest rates, changes in the shape of the yield curve and changes in the spread between various market rate indices among other factors.

        The exposure generated by client-related activities is actively managed by business treasury units throughout Citigroup. The treasury units manage exposure to the key factors within limits approved by independent risk management, primarily by altering the repricing characteristics of the portfolio either directly through on-balance sheet instruments or through the use of off-balance sheet instruments including derivatives and by modifying product pricing strategies.

        To ensure consistency across businesses, Citigroup's non-trading portfolios are managed under a single set of standards for defining, measuring, limiting and reporting market risk. While business risk management is directly responsible for employing appropriate risk management techniques that are appropriate for each specific portfolio, there are a number of Citigroup-wide reporting metrics, both earnings-based and valuation-based, that are common to all business units.

        The principal earnings measure is Interest Rate Exposure (IRE). IRE is calculated for all non-trading portfolios for all currencies where Citigroup has significant interest rate exposure. IRE is calculated as the pretax earnings impact of an instantaneous, parallel increase or decrease in the yield curve. In order to stress test the portfolios, IRE is calculated for +/-50 basis points (bps), +/-100 bps and +/-200 bps rate shocks for each currency. IRE is supplemented with additional measurements, including stress testing the impact on earnings and equity for non-linear interest rate movements, and analysis of portfolio duration, basis risk, spread risk, volatility risk, and cost-to-close.

        IRE is interpreted as the potential change in income that would result from the instantaneous change in rates on a static portfolio at a point in time. This is a measure of exposure, not a simulation of income or forecasted income. It assumes no additional changes in rates or positions, although in practice, business treasurers may react to a change or expected change in rates by altering their portfolio mix, repricing characteristics, hedge positions and customer pricing which could significantly impact reported earnings. IRE is used as an indicative measure of exposure to a severe rate change, and not as a predictor of changes in reported earnings.

        The table below illustrates the impact to Citigroup's pretax earnings over a one-year and five-year time horizon from an instantaneous 100 bps increase and a 100 bps decrease in the yield curves applicable to various currencies, the primary scenarios evaluated by senior management. The five-year horizon amounts are discounted back to current amounts.

Citigroup Interest Rate Exposure (Impact on Pretax Earnings)(1)

	December 31, 2004		December 31, 2003
	Increase	Decrease	Increase	Decrease
	In millions of dollars
U.S. dollar
Twelve months and less	$(462)	$279	$(793)	$266
Discounted five year	325	(1,580)	558	(2,739)
Mexican peso
Twelve months and less	$46	$(46)	$55	$(55)
Discounted five year	206	(208)	226	(226)
Euro
Twelve months and less	$(89)	$89	$(86)	$86
Discounted five year	120	(121)	32	(32)
Japanese yen
Twelve months and less	$36	NM (2)	$65	NM (2)
Discounted five year	89	NM (2)	142	NM (2)
Pound sterling
Twelve months and less	$22	$(22)	$31	$(31)
Discounted five year	178	(181)	142	(142)

(1)
Excludes the insurance companies (see below).

(2)
Not meaningful. A 100 bps decrease in interest rates would imply negative rates for the Japanese yen yield curve.

        The changes in U.S. dollar Interest Rate Exposure from the prior year reflect changes in the aggregate asset/liability mix, changes in actual and projected pre-payments for mortgages and mortgage-related investments, the impact on stockholders' equity of retained earnings net of the WorldCom and Litigation Reserve Charge, as well as Citigroup's view of prevailing interest rates.

Insurance Companies

        The table below reflects the estimated decrease in the fair value of financial instruments held in the insurance companies as of December 31, 2004 and 2003, as a result of a 100 bps increase in interest rates.

	2004	2003
	In millions of dollars
Assets
Investments	$(2,387)	$(2,226)

Liabilities
Long-term debt	$(5)	$(8)
Contractholder funds	(1,102	(996)

        A significant portion of the insurance companies' liabilities (insurance policy and claims reserves) are not financial instruments and are excluded from the above sensitivity analysis. The corresponding changes in the fair values of the insurance policy and claim reserves are decreases of $756 million and $681 million at December 31, 2004 and 2003, respectively. Furthermore, the analysis does not change the economics of asset-liability matching risk mitigation strategies employed by the insurance businesses. The durations of invested assets are closely matched with the related insurance liabilities, diminishing the exposure to interest rate generated volatility. Including insurance policy and claim liabilities, along with the aforementioned duration matching techniques, significantly decreases the impact implied in the above table.

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

        Value-at-Risk estimates the potential decline in the value of a position or a portfolio, under normal market conditions, over a one-day holding period, at a 99% confidence level. The Value-at-Risk method incorporates the factor sensitivities of the trading portfolio with the volatilities and correlations of those factors. Citigroup's Value-at-Risk is based on the volatilities of, and correlations between, approximately 250,000 market risk factors, including factors that track the specific issuer risk in debt and equity securities.

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

        Risk Capital for market risk in trading portfolios is based on an annualized value-at-risk figure, with adjustments for intra-day trading activity.

        Total revenue of the trading business consists of customer revenue, which includes spreads from customer flow and positions taken to facilitate customer orders, proprietary trading activities in both cash and derivative transactions, and net interest revenue. All trading positions are marked-to-market with the result reflected in earnings. Even if a desk experiences a mark-to-market loss equivalent to its value-at-risk, its daily profit and loss could still be positive, primarily due to customer flow revenue. In 2004, negative trading-related revenue was recorded for 13 of 253 trading days. Of the 13 days on which negative revenue was recorded, only four were greater than $30 million. The following histogram of total daily revenue or loss captures trading volatility and shows the number of days in which the Company's trading-related revenues fell within particular ranges.

Histogram of Daily Trading-Related Revenue
Twelve Months Ended December 31, 2004

        Citigroup periodically performs extensive back-testing of many hypothetical test portfolios as one check on the accuracy of its Value-at-Risk (VAR). Back-testing is the process in which the daily Value-at-Risk of a test portfolio is compared to the ex-post daily change in the market value of its transactions. Back-testing is conducted to ascertain if in fact we are measuring potential market loss at the 99% confidence level. A daily market value loss in excess of a 99% confidence level Value-at-Risk should occur, on average, only 1% of the time. The VAR calculation for the hypothetical test portfolios, with different degrees of risk concentration, meets this statistical criteria.

        New and/or complex products in the global corporate and investment banking business are required to be reviewed and approved by the Capital Markets Approval Committee (CMAC). The CMAC is responsible for ensuring that relevant risks are identified and understood, and can be measured, managed and reported in accordance with applicable business policies and practices. The CMAC is made up of senior representatives from market and credit risk management, legal, accounting, operations, and other support areas.

        The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

        For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $116 million at December 31, 2004 and $83 million at December 31, 2003. Daily exposures averaged $101 million in 2004 and ranged from $80 million to $212 million.

        The following table summarizes Value-at-Risk in the trading portfolios as of December 31, 2004 and 2003, along with the averages:

	Dec. 31, 2004	2004 Average	Dec. 31, 2003	2003 Average
	In millions of dollars
Interest rate	$103	$96	$83	$79
Foreign exchange	22	16	14	21
Equity	32	29	17	15
Commodity	15	16	13	8
Covariance adjustment	(56)	(56)	(44)	(43)

Total—All market risk factors, including general and specific risk	$116	$101	$83	$80

Specific risk component	$9	$9	$8	$7

Total—General market factors only	$107	$92	$75	$73

        The specific risk component represents the level of issuer-specific risk embedded in the Value-at-Risk, arising from both debt and equity securities. Citigroup's specific risk model conforms with the 4x multiplier treatment approved by the Federal Reserve and is subject to extensive hypothetical back testing (performed on an annual basis), including many portfolios with position concentrations.

        The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during 2004 and 2003:

	2004		2003
	Low	High	Low	High
	In millions of dollars
Interest rate	$76	$133	$55	$107
Foreign exchange	8	29	11	34
Equity	15	180	7	87
Commodity	8	22	2	32

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

        The management of operational risk is continuing to evolve into a distinct discipline with its own risk management structure, tools, and process, much like credit and market risk. The Citigroup Self-Assessment and Operational Risk Framework (the Framework) includes the Citigroup Risk and Control Self-Assessment Policy and the Citigroup Operational Risk Policy, which define Citigroup's approach to operational risk management. The Citigroup Operational Risk Policy (the Policy) codifies the core governing principles for operational risk management and provides the framework to identify, evaluate, control, measure, monitor, and report operational risks in a consistent manner across the Company. The Framework requires each business to identify its operational risks as well as the controls established to mitigate those risks and to ensure compliance with laws, regulations, regulatory administrative actions, and Citigroup policies. It also requires that all businesses report their operational risk losses in accordance with Policy definitions into a standardized database.

        Citigroup's Framework includes the following core operational risk principles, which apply to all of Citigroup's businesses (certain newly acquired businesses are granted temporary exemptions to this policy):

  •
  Senior Business Managers are accountable for managing Operational Risk.

  •
  Citigroup has a system of checks and balances in place for operational risk management including:

  •
  an independent operational risk oversight function, reporting to the Citigroup Senior Risk Officer;

  •
  a formal governance structure established by the Citigroup Controller and Chief Accounting Officer, to provide direction, oversight, and monitoring of Citigroup's Risk and Control Self-Assessment (RCSA) programs;

  •
  an independent Audit and Risk Review function.

  •
  Each major Citigroup business segment must have approved business-specific procedures for managing operational risk including risk identification, evaluation, control, measurement, monitoring, and reporting, as well as processes for ensuring compliance with corporate policies and applicable laws and regulations.

        The Policy and its requirements facilitate the aggregation of operational risks across products and businesses and promote effective communication of those risks to management. Information about the businesses' operational risks and losses is reported regularly to Senior Management and to the Citigroup Board of Directors. This includes information about the allocation of risk capital for operational risk to each business. Risk capital is calculated based on an estimate of the operational loss potential for each major line of business adjusted for the quality of its control environment. Citigroup's methodologies for calculating capital continue to evolve to accommodate use of the increasing amounts of data that are becoming available as a product of the Framework. Citigroup's Framework facilitates the Company's response to the requirements of emerging regulatory guidance on operational risk, including those related to Basel 2 capital calculations.

Risk and Control Self-Assessment

        A formal governance structure has been established through the Risk and Control Self-Assessment Policy (RCSA Policy) to provide direction, oversight, and monitoring of Citigroup's RCSA programs. The RCSA Policy incorporates standards for risk and control self-assessment that are applicable to all businesses and establishes RCSA as the process whereby risks that are inherent in a business' strategy, objectives, and activities are identified and the effectiveness of the controls over those risks are evaluated and monitored. RCSA is based on COSO (The Committee of Sponsoring Organizations of the Treadway Commission) principles, which have been adopted as the minimum standards for all internal control reviews that comply with Sarbanes-Oxley, FDICIA or operational risk requirements. The policy requires, on a quarterly basis, businesses and staff functions to perform an RCSA that includes documentation of the control environment and policies, assessing the risks and controls, testing commensurate with risk level, corrective action tracking for control breakdowns or deficiencies and periodic reporting, including reporting to Senior Management and the Audit Committee. The entire process is subject to audit by Citigroup's Audit and Risk Review with reporting to the Audit and Risk Management Committee of the Board.

Information Security and Continuity of Business

        In the fall of 2004, Citigroup created the function of Chief Information Technology Risk Officer to enhance risk management practices between information security and continuity of business. This is an important step in Citigroup's strategy to better manage and aggregate risk on an enterprise-wide basis.

        The Information Security Program complies with the Gramm-Leach-Bliley Act and other regulatory guidance. During 2004, the Citigroup Information Security Office conducted an end-to-end review of Company-wide risk management processes for mitigating, monitoring, and responding to information security risk.

        During 2004, Citigroup continued to mitigate business continuity risks by reviewing and testing recovery procedures. The Corporate Office of Business Continuity with the support of the Global Senior Continuity of Business Committee monitors compliance with all internal and external regulatory standards to enhance Citigroup's resilience in the financial markets.

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets for the periods presented:

	December 31, 2004
										December 31, 2003
					Investments in Local Franchises
	Cross-Border Claims on Third Parties
							Net Investments in Local Franchises(2)
	Trading and Short-Term Claims(1)	Resale Agreements	All Other	Total	Local Country Assets	Local Country Liabilities		Total Cross-Border Outstandings	Commitments(3)	Total Cross-Border Outstandings	Commitments(3)
	In billions of dollars
United Kingdom	$6.2	$23.3	$3.4	$32.9	$37.4	$72.4	$—	$32.9	$82.2	$32.4	$28.3
Germany	18.2	1.7	2.0	21.9	22.9	19.8	3.1	25.0	19.7	21.7	14.5
France	9.0	6.9	1.4	17.3	0.4	0.6	—	17.3	19.4	14.8	7.9
South Korea	2.2	0.3	0.2	2.7	46.9	34.7	12.2	14.9	2.2	4.8	0.2
Netherlands	10.3	1.0	1.6	12.9	—	0.9	—	12.9	4.9	8.4	3.7
Canada	4.1	0.9	1.5	6.5	14.8	9.3	5.5	12.0	2.6	10.2	2.2
Italy	6.1	1.4	0.4	7.9	3.6	1.0	2.6	10.5	2.7	14.2	2.3
Japan	2.0	3.2	1.2	6.4	30.6	43.4	—	6.4	0.8	11.7	0.5
Australia	1.3	0.3	0.8	2.4	19.1	19.7	—	2.4	0.6	8.2	0.2

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

        Total cross-border outstandings under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis at December 31, 2004, 2003, and 2002, respectively, were (in billions): the United Kingdom ($13.2, $14.6, and $9.9), Germany ($39.1, $41.4, and $26.5), France ($16.2, $17.5, and $11.7), South Korea ($15.1, $4.1, and $4.1), the Netherlands ($14.9, $10.0, and $7.8), Canada ($13.0, $11.5, and $7.3), Italy ($14.0, $18.7, and $20.3), Japan ($7.9, $11.9, and $9.3), and Australia ($4.3, $9.8, and $3.4).

        Cross-border commitments (in billions) at December 31, 2002 were $26.3 for the United Kingdom, $10.9 for Germany, $5.9 for France, $0.3 for South Korea, $4.1 for the Netherlands, $2.1 for Canada, $1.6 for Italy, $0.4 for Japan, and $0.2 for Australia.

        The sector percentage allocation for bank, public and private cross-border claims, respectively, on third parties under FFIEC guidelines at December 31, 2004 was: the United Kingdom (28%, 18%, and 54%), Germany (35%, 48%, and 17%), France (23%, 39%, and 38%), South Korea (24%, 23%, and 53%), the Netherlands (23%, 23%, and 54%), Canada (14%, 19%, and 67%), Italy (9%, 58%, and 33%), Japan (4%, 54%, and 42%), and Australia (13%, 44%, and 43%).

        The following table shows cross-border outstandings to our 10 largest non-OECD countries for the current period:

	December 31, 2004
										December 31, 2003
					Investments in Local Franchises
	Cross-Border Claims on Third Parties
							Net Investments in Local Franchises(2)
	Trading and Short-Term Claims(1)	Resale Agreements	All Other	Total	Local Country Assets	Local Country Liabilities		Total Cross-Border Outstandings	Commitments(3)	Total Cross-Border Outstandings	Commitments(3)
	In billions of dollars
Taiwan	$1.8	$5.1	$0.3	$7.2	$9.1	$12.5	$—	$7.2	$0.9	$6.4	$0.2
Brazil	2.3	1.0	1.2	4.5	5.7	4.1	1.6	6.1	0.2	5.5	0.1
India	2.1	—	0.9	3.0	8.5	6.2	2.3	5.3	0.3	3.9	0.4
Thailand	0.2	0.7	—	0.9	2.9	2.1	0.8	1.7	0.2	1.5	0.1
Chile	0.2	—	0.7	0.9	3.4	2.7	0.7	1.6	0.1	1.6	0.2
Hong Kong	1.4	—	0.1	1.5	11.4	23.7	—	1.5	0.1	1.1	0.1
Singapore	1.2	0.1	0.1	1.4	15.9	25.8	—	1.4	0.5	1.2	0.2
Malaysia	0.5	0.1	0.1	0.7	8.7	8.2	0.5	1.2	0.1	0.9	—
Russia	0.4	0.3	0.4	1.1	1.8	1.7	0.1	1.2	0.3	1.5	0.1
Colombia	0.7	—	0.2	0.9	1.4	1.2	0.2	1.1	0.1	0.8	0.1

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

BALANCE SHEET REVIEW

General

        At December 31, 2004, total assets were $1.5 Trillion, an increase of $220.1 billion or 17% from the prior year. At December 31, 2004, total assets were primarily composed of loans (net of unearned income) of $548.8 billion or 37% of total assets, trading assets of $280.2 billion or 19% of total assets, investments of $213.2 billion or 14% of total assets, and federal funds sold and securities borrowed or purchased under agreements to resell of $200.7 billion or 14% of total assets. Total average interest-earning assets were $1,195.5 billion compared to $1,007.1 billion in 2003. Supporting this asset growth was an $88.1 billion or 19% increase in total deposits, a $43.3 billion or 20% increase in debt, a $28.4 billion or 16% increase in federal funds purchased and securities loaned or sold under agreements to repurchase, a $13.6 billion or 11% increase in trading account liabilities, and a $10.4 billion or 18% increase in contractholder funds and separate and variable accounts. In addition, at December 31, 2004, total stockholders' equity increased $11.3 billion to $109.3 billion, up 12% from the prior year. See "Capital Resources and Liquidity" on page 62 for further discussions on capital and liquidity.

Factors Affecting Assets and Liabilities

2004

        On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm for $2.7 billion. This transaction resulted in an increase in assets of $37 billion at June 30, 2004. See Note 2 to the Consolidated Financial Statements.

        On January 9, 2004, Citigroup completed the acquisition of Washington Mutual Finance Corporation (WMF) for $1.25 billion in cash. The acquisition included 427 WMF offices located in 26 states, and total assets of $3.8 billion. The results of WMF are included in the Consolidated Financial Statements from January 2004 forward. See Note 2 to the Consolidated Financial Statements.

2003

        On November 3, 2003, Citigroup acquired the Sears' Credit Card and Financial Products business (Sears). This transaction resulted in an increase in assets at December 31, 2003 of approximately $32.4 billion, primarily composed of $28.6 billion in credit card receivables and $5.8 billion in intangible assets and goodwill, slightly offset by the addition of $2.1 billion in credit loss reserves. The transaction also resulted in an increase in long-term debt of approximately $10.0 billion. See Note 2 to the Consolidated Financial Statements.

        In July 2003, Citigroup completed the acquisition of The Home Depot private-label portfolio (Home Depot), which added $6.0 billion in receivables and 12 million accounts. See Note 2 to the Consolidated Financial Statements.

Assets

Cash and Due from Banks

        At December 31, 2004, the balance was $23.6 billion, an increase of $2.4 billion from the prior year. Net cash used in operating and investing activities of continuing operations was $2.4 billion and $79.2 billion, respectively, while net cash provided by financing activities of continuing operations was $83.3 billion. The effect of exchange rate changes on cash and cash equivalents was $731 million in 2004 and $579 million in 2003.

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell

        At December 31, 2004, the balance was $200.7 billion, an increase of $28.6 billion from the prior year, attributable to increases in deposits paid for securities borrowed of $21.0 billion, and resales and federal funds sold of $7.6 billion. Resale agreements increased primarily to cover trading liability positions. The increase in securities borrowed related to conduit and prime brokerage activities. Average domestic federal funds sold and securities borrowed or purchased under agreements to resell were $129.5 billion yielding 2.3% in 2004, compared to $105.4 billion and 2.1% in 2003, while average foreign balances were $73.8 billion yielding 2.6% in 2004, compared to $64.5 billion and 2.9% in 2003. Average federal funds sold and securities borrowed or purchased under agreements to resell represented 17% of total average interest-earning assets during 2004. See Note 6 to the Consolidated Financial Statements.

Trading Account Assets

        At December 31, 2004, the balance was $280.2 billion, an increase of $44.8 billion or 19% from the prior year. The increase was attributable to portfolio growth of $32.8 billion in equity securities, $7.4 billion in corporate and other debt securities, $6.9 billion in mortgage loans and collateralized mortgage securities (CMS), $5.8 billion in other (primarily gold and silver contracts), $5.3 billion in foreign government securities, and $4.7 billion in state and municipal securities, partially offset by decreases of $20.3 billion in U.S. Treasury securities. Additionally, there was a $2.2 billion increase in revaluation gains (primarily interest rate and FX contracts). See Note 8 to the Consolidated Financial Statements.

Investments

        At December 31, 2004, the balance was $213.2 billion, an increase of $30.4 billion from the prior year. The Company was primarily invested in fixed maturity securities, including mortgage-backed securities, U.S. Treasury and federal agencies securities, state and municipal securities, foreign government securities, and U.S. corporate securities. The increase in the investment portfolio was primarily due to growth in fixed maturity securities of $28.2 billion. Average investments represented 17% of total interest-earning assets at December 31, 2004. The average rate earned on these investments in 2004 was 4.6%, compared to 4.3% in the prior year. See Note 5 to the Consolidated Financial Statements.

Loans

        Total loans outstanding (net of unearned income) at December 31, 2004 were $548.8 billion compared to $478.0 billion in the prior year, an increase of $70.8 billion or 15%. Total average loans comprised 43% of total interest-earning assets in 2004, compared to 44% in the prior year.

        The increase represents significant growth in the consumer loan portfolio of $55.3 billion reflecting acquisitions, an increase in loan originations during the year due to the favorable interest rate environment, and the impact of FX. The 15% increase in the consumer loan portfolio was composed of a $43.2 billion or 27% increase in mortgage and real estate loans, and a $14.9 billion or 7% increase in installment, revolving credit, and other, slightly offset by a $3.1 billion or 29% decrease in lease financing. For more information, see "Loans Outstanding" on page 46.

        In addition, there was a $15.5 billion increase in the corporate loan portfolio. The 16% increase in the Corporate portfolio was driven by increases of $13.4 billion or 17% in commercial and industrial loans, $2.2 billion in mortgage and real estate loans, and $0.9 billion or 7% in loans to financial institutions. These increases are partially offset by a $0.5 billion or 10% decrease in lease financing and a $0.4 billion or 26% decrease in governments and official institutions. For further information, see "Loans Outstanding" on page 46.

        During 2004, average consumer loans of $401.3 billion yielded an average rate of 9.2%, compared to $341.4 billion and 9.3% in the prior year. Average corporate loans of $109.4 billion yielded an average rate of 6.7% in 2004, compared to $103.8 billion and 6.2% in the prior year. See Note 10 to the Consolidated Financial Statements.

        Total loans held-for-sale, included in other assets at December 31, 2004, were $11.4 billion compared to $9.2 billion in the prior year, an increase of $2.2 billion or 24%. The increase is attributable to an increase in credit cards of $2.5 billion, partially offset by a decrease in mortgages of $0.3 billion.

Liabilities

Deposits

        The Company's largest source of funding is derived from its large, geographically diverse deposit base. At December 31, 2004, total deposits were $562.1 billion, an increase of $88.1 billion or 19% from the prior year. This increase was driven by increases in corporate, retail and private banking deposits. The growth in corporate deposits held by the Transaction Services business primarily reflects the effects of organic growth, acquisition growth (KorAm) and the impact of foreign currency translation. The increase in retail deposits resulted primarily from growth in higher-margin demand deposits in the consumer businesses in North America, Asia, EMEA and Japan, as well as the impact of foreign currency translation. Private banking deposit growth resulted from increases in banking and fiduciary deposits. Interest-bearing foreign deposits comprise 61% of total deposits, interest-bearing domestic deposits comprise 29%, and both non-interest-bearing domestic deposits and non-interest-bearing foreign deposits comprise 5% of total deposits. Average deposits increased $70.2 billion to $464.3 billion in 2004 yielding an average rate of 1.9%, compared to 1.8% in the prior year.

Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase

        At December 31, 2004, federal funds purchased and securities loaned or sold under agreements to repurchase increased $28.4 billion or 16% to $209.6 billion, compared to $181.2 billion at the prior year end. This increase is attributable to increases of $22.3 billion in federal funds purchased and repurchase agreements and an increase of $6.1 billion in deposits received for securities loaned. Average volume in 2004 increased to $214.1 billion yielding 2.7%, compared to $180.2 billion and 2.7% in 2003. See Note 6 to the Consolidated Financial Statements.

Trading Account Liabilities

        At December 31, 2004, trading account liabilities of $135.5 billion increased $13.6 billion from the prior year. The 11% increase includes a $7.7 billion increase in securities sold, not yet purchased, and a $5.9 billion increase in revaluation losses (primarily on foreign exchange derivative transactions). The increase in securities sold is attributable to an increase of $6.9 billion in debt securities and an increase of $0.8 billion in U.S. Treasury securities. See Note 8 to the Consolidated Financial Statements.

Debt

        At December 31, 2004, total Citigroup debt was $264.7 billion, composed of long-term debt of $207.9 billion, short-term borrowings of $31.0 billion, and investment banking and brokerage borrowings of $25.8 billion, up 20% from $221.3 billion in the prior year. During 2004, the Company continued to take advantage of low interest rates and the positive credit environment to extend the maturities of new borrowings. This $43.3 billion increase from 2003 includes increases of $45.2 billion in long-term debt and $3.3 billion in investment banking and brokerage borrowings, partially offset by a $5.2 billion decrease in short-term borrowings.

        The long-term debt balance at December 31, 2004 includes $181.4 billion of senior notes, $19.1 billion of subordinated notes, with maturities ranging from 2005 to 2098, and $6.4 billion of junior subordinated notes relating to trust preferred securities. During 2004, U.S. dollar- and non-U.S. dollar-denominated fixed and variable rate senior debt increased by $35.6 billion, and subordinated debt increased by $3.2 billion. Average long-term debt outstanding during 2004 was $188.4 billion.

        The 15% increase in investment banking and brokerage borrowings in 2004 includes a $3.6 billion increase in other short-term and bank borrowings and a $0.3 billion decrease in commercial paper.

        The 14% decrease in short-term borrowings in 2004 includes a decrease of $6.8 billion in commercial paper, partially offset by an increase of $1.6 billion in other funds borrowed.

        For more information on debt, see Note 13 to the Consolidated Financial Statements and "Capital Resources and Liquidity" beginning on page 62.

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

        As noted in the table below, Citigroup maintained a "well capitalized" position during both 2004 and 2003. See also Note 19 to the Consolidated Financial Statements.

Citigroup Regulatory Capital Ratios

At year end	2004	2003
Tier 1 Capital	8.74%	8.91%
Total Capital (Tier 1 and Tier 2)	11.85%	12.04%
Leverage(1)	5.20%	5.56%
Common stockholders' equity	7.29%	7.67%

(1)
Tier 1 Capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

	2004	2003
	In millions of dollars at year end
Tier 1 Capital
Common stockholders' equity	$108,166	$96,889
Qualifying perpetual preferred stock	1,125	1,125
Qualifying mandatorily redeemable securities of subsidiary trusts	6,209	6,257
Minority interest	937	1,158
Less: Net unrealized gains on securities available-for-sale(1)	(2,633)	(2,908)
Accumulated net gains on cash flow hedges, net of tax	(173)	(751)
Intangible assets:(2)
Goodwill	(31,992)	(27,581)
Other disallowed intangible assets	(6,794)	(6,725)
50% investment in certain subsidiaries(3)	(68)	(45)
Other	(362)	(548)

Total Tier 1 Capital	74,415	66,871
Tier 2 Capital
Allowance for credit losses(4)	10,785	9,545
Qualifying debt(5)	15,383	13,573
Unrealized marketable equity securities gains(1)	384	399
Less: 50% investment in certain subsidiaries(3)	(68)	(45)

Total Tier 2 Capital	26,484	23,472

Total Capital (Tier 1 and Tier 2)	$100,899	$90,343

Risk-adjusted assets(6)	$851,563	$750,293

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

(2)
The increase in intangible assets during 2004 was primarily due to the acquisitions of PRMI in July 2004, KorAm in May 2004, and WMF in January 2004.

(3)
Represents unconsolidated banking and finance subsidiaries.

(4)
Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(5)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(6)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $47.6 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts as of December 31, 2004, compared with $39.1 billion as of December 31, 2003. Market risk-equivalent assets included in risk-adjusted assets amounted to $39.4 billion and $40.6 billion at December 31, 2004 and 2003, respectively. Risk-adjusted assets also include the effect of other off-balance sheet exposures, such as unused loan commitments and letters of credit, and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        Common stockholders' equity increased approximately $11.3 billion during the year to $108.2 billion at December 31, 2004, representing 7.3% of assets, compared to $96.9 billion and 7.7% at year-end 2003. The increase in common stockholders' equity during the year principally reflected net income of $17.0 billion, $2.7 billion related to the issuance of shares pursuant to employee benefit plans and other activity and $0.5 billion related to the after-tax net change in equity from nonowner sources. These increases were offset by dividends declared on common and preferred stock of $8.4 billion, and treasury stock acquired of $0.5 billion, including shares repurchased from the Citigroup Employee Pension Fund. The decrease in the common stockholders' equity ratio during the year reflected the above items and the 17% increase in total assets.

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, at December 31, 2004 and December 31, 2003 were $6.209 billion and $6.257 billion, respectively. The amount outstanding at December 31, 2003 included $5.217 billion of parent-obligated securities and $840 million of subsidiary-obligated securities. During the 2004 first quarter, the Company deconsolidated the subsidiary issuer trusts in accordance with FIN 46-R. On September 27, 2004, Citigroup issued $600 million in Trust Preferred Securities (Citigroup XI). On October 14, 2004, Citigroup redeemed for cash all of the $600 million Trust Preferred Securities of Citigroup Capital VI, at the redemption price of $25 per preferred security plus any accrued distribution up to but excluding the date of redemption. The FRB has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 Capital. On May 6, 2004, the FRB issued a proposed rule that would retain trust preferred securities in Tier 1 Capital of Bank Holding Companies (BHCs), subject to conditions. See "Regulatory Capital and Accounting Standards Developments" on page 65. If Tier 2 Capital treatment of trust preferred securities had been required at December 31, 2004, Citigroup would have continued to be "well capitalized."

        On July 20, 2004, the federal banking and thrift regulatory agencies issued the final rule on capital requirements for asset-backed commercial paper (ABCP) programs. The final rule, which generally became effective September 30, 2004, increased the capital requirement on most short-term liquidity facilities that provide support to ABCP programs by imposing a 10% credit conversion factor on such facilities. Additionally, the final rule permanently excludes ABCP program assets consolidated under FIN 46-R and any minority interests from the calculation of risk-weighted assets and Tier 1 Capital, respectively. The denominator of the leverage ratio calculation remains unaffected by the final rule, as the risk-based capital treatment does not alter the reporting of the on-balance sheet assets under GAAP guidelines. The impact of adopting the final rule on Citigroup's Tier 1 Capital ratio was approximately 4 basis points.

        Citicorp's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well capitalized" under federal bank regulatory agency definitions, Citicorp's depository institutions must have a Tier 1 Capital Ratio of at least 6%, a combined Tier 1 and Tier 2 Capital Ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. At December 31, 2004, all of Citicorp's subsidiary depository institutions were "well capitalized" under the federal regulatory agencies' definitions.

        Similar to Citigroup, Citicorp's capital ratios include the benefit of the inclusion of trust preferred securities. See Note 13 to Consolidated Financial Statements.

Citicorp Ratios

At year end	2004	2003
Tier 1 Capital	8.69%	8.44%
Total Capital (Tier 1 and Tier 2)	12.59%	12.68%
Leverage(1)	6.74%	6.70%
Common stockholder's equity	9.93%	9.97%

(1)
Tier 1 Capital divided by adjusted average assets.

Citicorp Components of Capital Under Regulatory Guidelines

	2004	2003
	In billions of dollars at year end
Tier 1 Capital	$60.1	$50.7
Total Capital (Tier 1 and Tier 2)	$87.1	$76.2

Other Subsidiary Capital Considerations

        Certain of the Company's U.S. and non-U.S. broker/dealer subsidiaries, including Citigroup Global Markets Inc., an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI), are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The Company's U.S. registered broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Net Capital Rule, Rule 15c3-1 (the Net Capital Rule), promulgated under the Exchange Act. The Net Capital Rule requires the maintenance of minimum net capital, as defined. The Net Capital Rule also limits the ability of broker/dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict CGMHI's ability to withdraw capital from its broker/dealer subsidiaries, which in turn could limit CGMHI's ability to pay dividends and make payments on its debt. See Notes 13 and 19 to the Consolidated Financial Statements. CGMHI monitors its leverage and capital ratios on a daily basis. Certain of the Company's broker/dealer subsidiaries are also subject to regulation in the countries outside of the U.S. in which they do business. Such regulations may include requirements to maintain specified levels of net capital or its equivalent. The Company's U.S. and non-U.S. broker/dealer subsidiaries were in compliance with their respective capital requirements at December 31, 2004.

        Certain of the Company's Insurance Subsidiaries are subject to regulatory capital requirements. The National Association of Insurance Commissioners (NAIC) adopted risk-based capital (RBC) requirements for life insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, the Company believes it is not appropriate to use the formulas to rate or to rank such companies. At December 31, 2004 and 2003, all of the Company's life insurance companies had adjusted capital in excess of amounts requiring Company or any regulatory action.

Share Repurchases

        Under its long-standing repurchase program, the Company buys back common shares in the market or otherwise from time to time, primarily to provide shares for use under its equity compensation plans.

        The following table summarizes the Company's share repurchases during 2004:

	Total Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
	In millions, except per share amounts
First quarter 2004
Open market repurchases(1)	0.5	$48.89
Employee transactions(2)	22.0	$48.02
Private equity transactions(3)	10.0	$50.22

Total first quarter 2004	32.5	$48.71	$2,208

Second quarter 2004
Open market repurchases	—	—
Employee transactions	1.2	$50.57
Private equity transactions	—	—

Total second quarter 2004	1.2	$50.57	$2,208

Third quarter 2004
Open market repurchases	0.1	$44.19
Employee transactions	2.5	$45.69
Private equity transactions	—	—

Total third quarter 2004	2.6	$45.66	$2,206

October 2004
Employee transactions	0.1	$44.72
November 2004
Employee transactions	0.2	$45.62
December 2004
Employee transactions	0.5	$46.56

Fourth quarter 2004
Open market repurchases	—	—
Employee transactions	0.8	$46.10
Private equity transactions	—	—

Total fourth quarter 2004	0.8	$46.10	$2,206

Full year 2004
Open market repurchases	0.6	$48.39
Employee transactions	26.5	$47.86
Private equity transactions	10.0	$50.22

Total full year 2004	37.1	$48.50	$2,206

(1)
All repurchases were transacted under an existing authorized share repurchase plan which was publicly announced on July 17, 2002 with a total repurchase authority of $7.5 billion. Smith Barney, which is included within the Global Wealth Management segment, executes all transactions in the open market.

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

Regulatory Capital and Accounting Standards Developments

        The Basel Committee on Banking Supervision (the Basel Committee), consisting of central banks and bank supervisors from 13 countries, has developed a new set of risk-based capital standards (the New Accord), on which it has received significant input from Citigroup and other major banking organizations. The Basel Committee published the text of the New Accord on June 26, 2004, specified that parallel testing will be necessary, and designated a new implementation date of year-end 2007. The U.S. banking regulators issued an advance notice of proposed rulemaking in August 2003, and subsequently issued additional guidance in October 2004, relating to the new Basel standards. Citigroup, along with other major banking organizations and associations, are continuing to provide significant input into these proposed rules. In addition, Citigroup is participating in certain quantitative studies of these proposed rules, discussing the proposed rules with banking regulators and developing overall implementation plans. The final version of these new capital rules will apply to Citigroup, as well as to other large U.S. banks and BHCs. Citigroup continues to assess the impact and participate in efforts to refine these future capital standards.

        On May 6, 2004, the FRB issued a proposed rule that would retain trust preferred securities in the Tier 1 Capital of BHCs, but with stricter quantitative limits and clearer qualitative standards. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements includable in Tier 1 Capital would be limited to 25% of Tier 1 Capital elements, net of goodwill. Under these proposed rules, Citigroup currently would have less than 11% against this limit. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 Capital, subject to restrictions. Internationally-active BHCs (such as Citigroup) would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 Capital elements, net of goodwill. Under this 15% limit, Citigroup would be able to retain the full amount of its trust preferred securities within Tier 1 Capital.

        Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 73.

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

        Each principal operating subsidiary and/or country must prepare an annual funding and liquidity plan for review by the Corporate Treasurer and approval by the independent Senior Treasury Risk Officer. The funding and liquidity plan includes analysis of the balance sheet, as well as the economic and business conditions impacting the liquidity of the major operating subsidiary and/or country. As part of the funding and liquidity plan, liquidity limits, liquidity ratios, market triggers, and assumptions for periodic stress tests are established and approved.

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

        A series of standard corporate-wide liquidity ratios have been established to monitor the structural elements of Citigroup's liquidity. For bank entities, these include cash capital (defined as core deposits, long-term liabilities, and capital compared with illiquid assets), liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans. Several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. For the Parent Company, Insurance Entities and CGMHI, there are ratios established for liquid assets against short-term obligations. Triggers to elicit management discussion, which may result in other actions, have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

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

        On February 11, 2005 Citigroup announced plans to merge its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. This transaction is subject to regulatory approval and is expected to take place by the end of the 2005 third quarter. Citigroup will assume all existing indebtedness and outstanding guarantees of Citicorp.

        Citigroup also announced it would consolidate its capital markets funding activities in two legal entities: i) Citigroup Inc., which will continue to issue long-term debt, trust preferred securities, preferred and common stock, and ii) Citigroup Funding Inc. ("CFI") a newly formed, fully guaranteed, first-tier subsidiary of Citigroup, which will issue commercial paper and medium-term notes. It is anticipated that this funding consolidation will commence during the 2005 second quarter.

        As part of the funding consolidation, it is expected that Citigroup will unconditionally guarantee Citigroup Global Markets Holdings Inc.'s outstanding public indebtedness. Upon issuance of the guarantee, CGMHI will no longer file periodic reports with the Securities and Exchange Commission and will continue to be rated on the basis of a guarantee of its financial obligations from Citigroup.

        Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 73.

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

        As of December 31, 2004, Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies, without regulatory approval, of approximately $11.6 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of December 31, 2004, its bank subsidiaries can directly or through their parent holding company distribute dividends to Citicorp of approximately $10.6 billion of the available $11.6 billion.

        Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

        As discussed in the "Capital Resources" section beginning on page 62, the ability of CGMHI to declare dividends could be restricted by capital considerations of its broker/dealer subsidiaries.

        The Travelers Insurance Company (TIC) is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $908 million of statutory surplus is available by the end of the year 2005 for such dividends without the prior approval of the Connecticut Insurance Department.

        During 2005, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 73.

        Primary sources of liquidity for Citigroup and its principal subsidiaries include deposits, collateralized financing transactions, senior and subordinated debt, issuance of commercial paper, proceeds from issuance of trust preferred securities, and purchased/wholesale funds. Citigroup and its principal subsidiaries also generate funds through securitizing financial assets, including credit card receivables and single-family or multi-family residences. Finally, Citigroup's net earnings provide a significant source of funding to the corporation.

        Citigroup's funding sources are well diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the Parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $562.1 billion. A significant portion of these deposits have been, and are expected to be, long-term and stable and are considered core.

        Citigroup and its subsidiaries have a significant presence in the global capital markets. A substantial portion of the publicly underwritten debt issuance is originated in the name of Citigroup. Debt is also issued in the name of CGMHI, which issues medium-term notes and structured notes, primarily in response to specific investor inquiries. Publicly underwritten debt was also formerly issued by Citicorp, Associates First Capital Corporation (Associates) and CitiFinancial Credit Company, which includes the underwritten debt previously issued by WMF. Citicorp has guaranteed various debt obligations of Associates and of CitiFinancial Credit Company, each an indirect subsidiary of Citicorp. Other significant elements of long-term debt in the Consolidated Balance Sheet include advances from the Federal Home Loan Bank system, asset-backed outstandings related to the purchase of Sears, and debt of foreign subsidiaries.

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

        At December 31, 2004, long-term debt and commercial paper outstanding for Citigroup Parent Company, Citicorp, and CGMHI were as follows:

	Citigroup Parent Company	Citicorp and subsidiaries	CGMHI
	In billions of dollars
Long-term debt	$87.9	$73.8	$45.2

Commercial paper	$—	$8.3	$17.4

        Citigroup's ability to access the capital markets and other sources of wholesale funds, as well as the cost of these funds, is highly dependent on its credit ratings. The accompanying chart indicates the current ratings for Citigroup. As of December 31, 2004, the ratings outlook for these ratings is "stable."

Citigroup Debt Ratings as of December 31, 2004

	Moody's	Standard & Poor's	Fitch
Senior debt	Aa1	AA-	AA+
Subordinated debt	Aa2	A+	AA
Commercial paper	P-1	A-1+	F1+

        The debt ratings of Citicorp and CGMHI at December 31, 2004 were identical to those shown above for Citigroup and the outlook for such debt ratings is "stable."

        Some of Citigroup's affiliates have credit facilities outstanding. Details of these facilities can be found in Note 13 of the Consolidated Financial Statements.

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

        Citigroup uses its liquidity to service debt obligations, to pay dividends to its stockholders, to support organic growth, to fund acquisitions and to repurchase its shares in the market or otherwise, pursuant to Board-of-Directors approved plans.

        Each of Citigroup's major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the environment in which it operates. Additional liquidity considerations for Citigroup's principal subsidiaries follow.

Citicorp

        Citicorp, a U.S. bank holding company with no significant operating activities of its own, is a wholly owned indirect subsidiary of Citigroup. While Citicorp is a separately rated entity, it did not access external markets for any long-term debt or equity issuance in 2004. Citicorp continues to issue commercial paper and other short-term debt instruments within board-established limits and certain management guidelines.

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

        A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 59% of total funding at December 31, 2004 and December 31, 2003, are broadly diversified by both geography and customer segments.

        Asset securitization programs remain an important source of liquidity. See Note 12 to the Consolidated Financial Statements for additional information about securitization activities.

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, has an unutilized credit facility of Canadian $1.0 billion as of December 31, 2004 that matures in October 2005. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the credit facility's agreements). At December 31, 2004, this requirement was exceeded by approximately $76.5 billion.

CGMHI

        CGMHI's total assets were $428 billion at December 31, 2004, an increase from $351 billion at year-end 2003. Due to the nature of CGMHI's trading activities, it is not uncommon for CGMHI's asset levels to fluctuate significantly from period to period.

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

        CGMHI funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is CGMHI's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" (FIN 41). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $250.9 billion at December 31, 2004. Uncollateralized short-term borrowings provide CGMHI with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $25.8 billion at December 31, 2004.

        CGMHI has credit facilities outstanding. Details of these facilities can be found in Note 13 to the Consolidated Financial Statements.

        Unsecured term debt is a significant component of CGMHI's long-term capital. Long-term debt totaled $45.2 billion at December 31, 2004 and $35.6 billion at December 31, 2003. CGMHI utilizes interest rate swaps to convert the majority of its fixed-rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

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

The Travelers Insurance Company (TIC)

        At December 31, 2004, TIC had $48.2 billion of life and annuity product deposit funds and reserves. Of that total, $27.7 billion is not subject to discretionary withdrawal based on contract terms. The remaining $20.5 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $7.5 billion of liabilities that are surrenderable with market value adjustments. Also included is an additional $4.9 billion of the life insurance and individual annuity liabilities which are subject to discretionary withdrawals at an average surrender charge of 6.5%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $8.1 billion of liabilities is surrenderable without charge. Approximately 6% of this relates to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

        Scheduled maturities of guaranteed investment contracts (GICs) in 2005, 2006, 2007, 2008, 2009 and thereafter are $5.243 billion, $1.862 billion, $1.561 billion, $1.343 billion, $1.393 billion and $2.835 billion, respectively. At December 31, 2004, the interest rates credited on GICs had a weighted average rate of 4.23%.

        TIC's primary tool for liquidity management is a cash reporting tool and forecast performed on a daily basis. In addition, TIC monitors its ability to cover contractual obligations under extreme stress conditions through the use of liquid securities in its investment portfolio.

Contractual Obligations

        The following table includes aggregated information about Citigroup's contractual obligations. These contractual obligations impact the Company's short- and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation, including the maturity profile of the Company's consolidated long-term debt, operating leases and other long-term liabilities reported on the Company's Consolidated Balance Sheet at December 31, 2004. The Company's capital lease obligations are not material and are included within purchase obligations in the table.

        Citigroup's contractual obligations include purchase obligations that are enforceable and legally binding on the Company. For the purposes of the table below, purchase obligations are included through the termination date specified in the respective agreements, even if the contract is renewable. Many of the purchase agreements for goods or services include clauses that would allow the Company to cancel the agreement prior to the expiration of the contract within a specified notice period; however, the table includes the Company's obligations without regard to such termination clauses (unless actual notice of the Company's intention to terminate the agreement has been communicated to the counterparty).

        In the table following, other liabilities reflected on the Company's Consolidated Balance Sheet include obligations for goods and services which have already been received and litigation settlements, as well as other long-term liabilities that have already been incurred and will ultimately be paid in cash. The table excludes deposit liabilities, as a majority of the deposits are payable on demand or within one year. The table also excludes certain insurance and investment contracts that are subject to mortality and morbidity risks or do not have defined maturities, such that the timing of payments and withdrawals is uncertain. The liabilities related to these insurance and investment contracts are included on the Consolidated Balance Sheet as Insurance Policy and Claims Reserves and Contractholder Funds and Separate and Variable Accounts.

        Citigroup's funding policy for U.S. and non-U.S. pension plans is generally to fund to the amounts of accumulated benefit obligations. At December 31, 2004, there were no minimum required contributions and no discretionary or non-cash contributions are currently planned for U.S. pension plans. Accordingly, no amounts have been included in the table below for future contributions to the U.S. pension plan. For the non-U.S. plans, discretionary contributions in 2005 are anticipated to be approximately $173 million and this amount has been included within purchase obligations in the table below. The estimated pension plan contributions are subject to change since contribution decisions are affected by various factors such as market performance, regulatory and legal requirements, and management's ability to change funding policy. For additional information regarding the Company's retirement benefit obligations see Note 23 to the Consolidated Financial Statements.

	Contractual Obligations by Year
	2005	2006	2007	2008	2009	Thereafter
	In millions of dollars
Long-term debt obligations(1)	$36,632	$38,253	$28,774	$20,250	$21,477	$62,524
Operating lease obligations	1,297	988	861	743	626	2,967
Purchase obligations	3,826	1,031	508	367	305	676
Other liabilities reflected on the Company's Consolidated Balance Sheet:
Securities sold with agreements to repurchase	191,340	907	1,708	484	1,409	2,000
Guaranteed investment contracts(2)	5,243	1,862	1,561	1,343	1,393	2,835
Other(3)	35,901	1,172	1,309	1,106	113	608

Total	$274,239	$44,213	$34,721	$24,293	$25,323	$71,610

(1)
For additional information about long-term debt and trust preferred securities, see Note 13 to the Consolidated Financial Statements.

(2)
Guaranteed investment contract liabilities are included on the Consolidated Balance Sheet within Contractholder Funds.

(3)
Other primarily relates to accounts payable and accrued expenses included within Other Liabilities in the Company's Consolidated Balance Sheet. Also included are various litigation settlements.

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

        SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the Company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business. The SPE obtains the cash needed to pay the transferor for the assets received by issuing securities to investors in the form of debt and equity instruments, certificates, commercial paper, and other notes of indebtedness. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a cash collateral account or overcollateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit or asset purchase agreement. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies, such as Standard & Poor's, Moody's Investors Service, or Fitch Ratings, than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The transferor can use the cash proceeds from the sale to extend credit to additional customers or for other business purposes. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE's investors or to limit or change the credit risk of the SPE. The Company may be the counterparty to any such derivative. The securitization process enhances the liquidity of the financial markets, may spread credit risk among several market participants, and makes new funds available to extend credit to consumers and commercial entities.

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

        Our credit card receivable and mortgage loan securitizations are organized as Qualifying SPEs (QSPEs) and are, therefore, not VIEs subject to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R). SPEs may be QSPEs or VIEs or neither. When an entity is deemed a variable interest entity (VIE) under FIN 46-R, the entity in question must be consolidated by the primary beneficiary; however, we are not the primary beneficiary of most of these entities and as such do not consolidate most of them.

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

Credit Card Receivables

        Credit card receivables are securitized through trusts, which are established to purchase the receivables. Citigroup sells receivables into the trusts on a non-recourse basis. After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the SPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to a predetermined maximum amount and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, Citigroup's loss is limited to its seller's interest, retained securities, and an interest-only strip that arises from the calculation of gain or loss at the time receivables are sold to the SPE. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citigroup subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. CGMHI is one of several underwriters that distribute securities issued by the trusts to investors. The Company relies on securitizations to fund approximately 60% of its Citi Cards business.

        At December 31, 2004 and 2003, total assets in the credit card trusts were $101 billion and $89 billion, respectively. Of those amounts at December 31, 2004 and 2003, $82 billion and $76 billion, respectively, has been sold to investors via trust-issued securities, and of the remaining seller's interest, $15.8 billion and $11.9 billion, respectively, is recorded in Citigroup's Consolidated Balance Sheet as Consumer Loans. Additional retained securities issued by the trusts totaling $2.9 billion and $1.1 billion at December 31, 2004 and 2003, respectively, are included in Citigroup's Consolidated Balance Sheet as Available-for-Sale securities. Citigroup retains credit risk on its seller's interest, retained securities, and reserves for expected credit losses. Amounts receivable from the trusts were $1.4 billion and $1.4 billion, respectively, and amounts due to the trusts were $1.3 billion and $1.1 billion, respectively, at December 31, 2004 and 2003. The Company also recognized an interest-only strip of $1.1 billion and $836 million at December 31, 2004 and 2003, respectively, that arose from the calculation of gain or loss at the time assets were sold to the QSPE. In 2004, the Company recorded net gains of $234 million and, in 2003, recorded net gains of $342 million, primarily related to the securitization of credit card receivables as a result of changes in estimates in the timing of revenue recognition on securitizations.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights that entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other asset securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $435 million, $588 million, and $331 million in 2004, 2003, and 2002, respectively.

Securitizations of Client Assets

        The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company, along with other financial institutions, provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit. At December 31, 2004 and 2003, total assets and liabilities in the unconsolidated conduits were $54 billion and $44 billion, respectively. One conduit with assets of $656 million is consolidated at December 31, 2004, compared with $823 million consolidated at December 31, 2003. For 2004 and 2003, the Company's revenues for these activities amounted to $197 million and $217 million, and estimated expenses before taxes were $34 million and $37 million. Expenses have been estimated based upon a percentage of product revenues to business revenues.

Creation of Other Investment and Financing Products

        In addition to securitizations of mortgage loans originated by the Company, the Company also securitizes purchased mortgage loans, creating collateralized mortgage obligations (CMOs) and other mortgage-backed securities (MBSs) and distributes them to investors. In 2004, the Company had organized 29 mortgage securitizations with assets of $24 billion. For 2004, the Company's revenues for these activities were $464 million and estimated expenses before taxes were $78 million. Expenses have been estimated based upon a percentage of product revenues to total business revenues.

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

        The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage collateralized debt obligations (CDOs) and synthetic CDOs for institutional clients and retail customers, that match the clients' investment needs and preferences. Typically these instruments diversify investors' risk to a pool of assets as compared with investments in an individual asset. The VIEs, which are issuers of CDO securities, are generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher-rated debt CDO securities or U.S. Treasury securities to provide a greater or a very high degree of certainty of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it or, in other cases, only to manage work-out credits. The Company may also provide other financial services and/or products to the VIEs for market-rate fees. These may include: the provision of liquidity or contingent liquidity facilities, interest rate or foreign exchange hedges and credit derivative instruments, as well as the purchasing and warehousing of securities until they are sold to the SPE. The Company is not the primary beneficiary of these VIEs under FIN 46-R due to its limited continuing involvement and, as a result, we do not consolidate their assets and liabilities in our financial statements.

        See Note 12 to the Consolidated Financial Statements for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments. Further details are included in the footnotes.

	2004	2003
	In millions of dollars at year end
Financial standby letters of credit and foreign office guarantees	$45,796	$36,402
Performance standby letters of credit and foreign office guarantees	9,145	8,101
Commercial and similar letters of credit	5,811	4,411
One- to four-family residential mortgages	4,559	3,599
Revolving open-end loans secured by one- to four-family residential properties	15,705	14,007
Commercial real estate, construction and land development	2,084	1,382
Credit card lines(1)	776,281	739,162
Commercial and other consumer loan commitments(2)	256,670	210,751

Total	$1,116,051	$1,017,815

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $131 billion and $119 billion with original maturity of less than one year at December 31, 2004 and 2003, respectively.

See Note 27 to the Consolidated Financial Statements for additional information on credit commitments and lines of credit.

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

        The Company has a Disclosure Committee, which has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures for the Company in connection with its external disclosures. Citigroup has a Code of Conduct that expresses the values that drive employee behavior and maintains the Company's commitment to the highest standards of conduct. The Company has established an ethics hotline for employees. In addition, the Company adopted a Code of Ethics for Financial Professionals that applies to all finance, accounting, treasury, tax and investor relations professionals worldwide and that supplements the Company-wide Code of Conduct. Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Citigroup Web site at www.citigroup.com by clicking on the "Corporate Governance" page. The Company's Corporate Governance Guidelines and the charters for the Audit and Risk Management Committee, the Nomination and Governance Committee, the Personnel and Compensation Committee, and the Public Affairs Committee of the Board are available free of charge on our Web site under the "Corporate Governance" page or by writing to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd floor, New York, New York 10043.

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

Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: changing economic conditions—U.S., global, regional, or related to specific issuers or industries; movements in interest rates and foreign exchange rates; the credit environment, inflation, and geopolitical risks; the ability to gain market share in both new and established markets internationally; levels of activity in the global capital markets; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of bankruptcy filings and unemployment rates; the continued threat of terrorism; changes in assumptions underlying the fair value of investments and trading account assets and liabilities; changes in management's estimates of probable losses inherent in the lending portfolio; the performance of pension plans' assets; costs associated with the implementation of the Japan Private Bank Exit Plan; the ability of Cards to continue brand development, private-label expansion, new product launches, and organic growth; the effect of Citi Cards raising minimum required payments; the ability of Retail Banking to continue to expand into select markets; the ability of Prime Home Finance to continue leveraging Citigroup distribution channels; Primerica's ability to benefit from cross-selling relationships; possible legislative and regulatory reforms in the mutual fund industry; the ability of Smith Barney to grow its franchise; the ability of the Asset Management business to leverage its global investment capabilities; the credit performance of the portfolios, portfolio growth and seasonal factors; the Company's subsidiaries' dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the ability of states to adopt more extensive consumer privacy protections through legislation or regulation; and the resolution of legal and regulatory proceedings and related matters.

GLOSSARY

TERM	DESCRIPTION
Accumulated Benefit Obligation (ABO)	The actuarial present value of benefits (vested and non-vested) attributed to employee services rendered up to the calculation date.
Additional Minimum Liability (AML)	Recognition of an additional minimum liability is required when the ABO exceeds pension plan assets and a liability for accrued pension cost has already been recognized.
Annuity
A contract that pays a periodic benefit for the life of a person (the annuitant), for the lives of two or more persons or for a specified period of time. Investments grow tax-deferred and annuitants do not pay taxes on earnings until they begin to withdraw their funds.
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
Deferred Acquisition Costs (DAC)
Primarily commissions, which vary with and are primarily related to the production of new insurance business, that are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with GAAP.
Deferred Tax Asset	An asset attributable to deductible temporary differences and carryforwards. A deferred tax asset is measured using the applicable enacted tax rate and provisions of the enacted tax law.
Deferred Tax Liability	A liability attributable to taxable temporary differences. A deferred tax liability is measured using the applicable enacted tax rate and provisions of the enacted tax law.
Derivative	A contract or agreement whose value is derived from changes in interest rates, foreign exchange rates, prices of securities or commodities, or financial or commodity indices.
Federal Funds	Non-interest-bearing deposits held by member banks at the Federal Reserve Bank.
Foregone Interest	Interest on cash-basis loans that would have been earned at the original contractual rate if the loans were on accrual status.
Generally Accepted Accounting Principles (GAAP)
Accounting rules and conventions defining acceptable practices in preparing financial statements in the United States of America. The Financial Accounting Standards Board (FASB), an independent self-regulatory organization, is the primary source of accounting rules.
Leverage Ratio
The leverage ratio is calculated by dividing Tier 1 Capital by leverage assets. Leverage assets are defined as quarterly average total assets, net of goodwill, intangibles and certain other items as required by the Federal Reserve.
Managed Loans	Includes loans classified as Loans on the balance sheet plus loans held-for-sale that are included in other assets and securitized receivables, primarily credit card receivables.
Managed Net Credit Losses	Net credit losses adjusted for the effect of credit card securitizations. See Managed Loans.
Market-Related Value of Plan Assets
A balance used to calculate the expected return on pension plan assets. Market-related value can be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years.
Minority Interest
When a parent owns a majority (but less than 100%) of a subsidiary's stock, the Consolidated Financial Statements must reflect the minority's interest in the subsidiary. The minority interest as shown in the Consolidated Statement of Income is equal to the minority's proportionate share of the subsidiary's net income and, as included within other liabilities on the Consolidated Balance Sheet, is equal to the minority's proportionate share of the subsidiary's net assets.
Net Credit Losses	Gross credit losses (write-offs) less gross credit recoveries.
Net Credit Loss Ratio	Annualized net credit losses divided by average loans outstanding.

Net Credit Margin	Revenues less net credit losses.
Net Written Premiums	Direct written premiums plus assumed reinsurance premiums, less premiums ceded to reinsurers.
Premiums	The amount charged during the year on policies and contracts issued, renewed, or reinsured by an insurance company.
Projected Benefit Obligation (PBO)
The actuarial present value of all benefits accrued on employee service rendered prior to the calculation date, including allowance for future salary increases if the pension benefit is based on future compensation levels.
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
Securities Sold Under Agreements to Repurchase (Repurchase Agreements)	An agreement between a seller and a buyer, generally of government or agency securities, whereby the seller agrees to repurchase the securities at an agreed-upon price at a future date.
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
Tier 1 and Tier 2 Capital
Tier 1 Capital includes common stockholders' equity (excluding certain components of other comprehensive income), qualifying perpetual preferred stock, qualifying mandatorily redeemable securities of subsidiary trusts, and minority interest that are held by others, less certain intangible assets. Tier 2 Capital includes, among other items, perpetual preferred stock to the extent it does not qualify for Tier 1, qualifying senior and subordinated debt, limited life preferred stock, and the allowance for credit losses, subject to certain limitations.
Unearned Compensation
The unamortized portion of a grant to employees of restricted or deferred stock measured at the market value on the date of grant. Unearned compensation is displayed as a reduction of stockholders' equity on the Consolidated Balance Sheet.
Unfunded Commitments	Legally binding agreements to provide financing at a future date.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Citigroup is responsible for establishing and maintaining adequate internal control over financial reporting. Citigroup's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

        Citigroup management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report appearing on page 77, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Citigroup Inc.:

        We have audited management's assessment, included in the Management's Report on Internal Control over Financial Reporting appearing on page 76, that Citigroup Inc. and subsidiaries (the "Company" or "Citigroup") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Citigroup maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Citigroup maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citigroup as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 25, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Citigroup Inc.:

        We have audited the accompanying consolidated balance sheets of Citigroup Inc. and subsidiaries (the "Company" or "Citigroup") as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its methods of accounting for variable interest entities and stock-based compensation and in 2002 the Company changed its methods of accounting for goodwill and intangible assets and accounting for the impairment or disposal of long-lived assets.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citigroup's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 25, 2005

CONSOLIDATED FINANCIAL STATEMENTS

Citigroup Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31
	2004	2003	2002
	In millions of dollars, except per share amounts
Revenues
Loan interest, including fees	$43,981	$38,110	$37,903
Other interest and dividends	22,728	18,937	21,036
Insurance premiums	3,993	3,749	3,410
Commissions and fees	16,772	16,314	15,258
Principal transactions	3,756	5,120	4,513
Asset management and administration fees	6,845	5,665	5,146
Realized gains (losses) from sales of investments	831	510	(485)
Other revenue	9,370	6,308	5,775

Total revenues	108,276	94,713	92,556
Interest expense	22,086	17,271	21,248

Total revenues, net of interest expense	86,190	77,442	71,308

Benefits, claims, and credit losses
Policyholder benefits and claims	3,801	3,895	3,478
Provision for credit losses	6,233	8,046	9,995

Total benefits, claims, and credit losses	10,034	11,941	13,473

Operating expenses
Non-insurance compensation and benefits	23,707	21,288	18,650
Net occupancy expense	4,847	4,280	4,005
Technology/communications expense	3,586	3,414	3,139
Insurance underwriting, acquisition, and operating	1,234	1,063	992
Restructuring-related items	(5)	(46)	(15)
Other operating expenses	18,605	9,169	10,527

Total operating expenses	51,974	39,168	37,298

Income from continuing operations before income taxes, minority interest, and cumulative effect of accounting change	24,182	26,333	20,537
Provision for income taxes	6,909	8,195	6,998
Minority interest, net of income taxes	227	285	91

Income from continuing operations before cumulative effect of accounting change	17,046	17,853	13,448

Discontinued operations
Income from discontinued operations	—	—	965
Gain on sale of stock by subsidiary	—	—	1,270
Provision for income taxes	—	—	360

Income from discontinued operations, net	—	—	1,875
Cumulative effect of accounting change, net	—	—	(47)

Net income	$17,046	$17,853	$15,276

Basic earnings per share
Income from continuing operations	$3.32	$3.49	$2.63
Income from discontinued operations, net	—	—	0.37
Cumulative effect of accounting change, net	—	—	(0.01)

Net income	$3.32	$3.49	$2.99

Weighted average common shares outstanding	5,107.2	5,093.3	5,078.0

Diluted earnings per share
Income from continuing operations	$3.26	$3.42	$2.59
Income from discontinued operations, net	—	—	0.36
Cumulative effect of accounting change, net	—	—	(0.01)

Net income	$3.26	$3.42	$2.94

Adjusted weighted average common shares outstanding	5,207.4	5,193.6	5,166.2

See Notes to the Consolidated Financial Statements.

Citigroup Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

	December 31
	2004	2003
	In millions of dollars
Assets
Cash and due from banks (including segregated cash and other deposits)	$23,556	$21,149
Deposits at interest with banks	23,889	19,777
Federal funds sold and securities borrowed or purchased under agreements to resell	200,739	172,174
Brokerage receivables	39,273	26,476
Trading account assets (including $102,573 and $65,352 pledged to creditors at December 31, 2004 and December 31, 2003, respectively)	280,167	235,319
Investments (including $15,587 and $12,066 pledged to creditors at December 31, 2004 and December 31, 2003, respectively)	213,243	182,892
Loans, net of unearned income
Consumer	435,226	379,932
Corporate	113,603	98,074

Loans, net of unearned income	548,829	478,006
Allowance for credit losses	(11,269)	(12,643)

Total loans, net	537,560	465,363
Goodwill	31,992	27,581
Intangible assets	15,271	13,881
Reinsurance recoverables	4,783	4,577
Separate and variable accounts	32,264	27,473
Other assets	81,364	67,370

Total assets	$1,484,101	$1,264,032

Liabilities
Non-interest-bearing deposits in U.S. offices	$31,533	$30,074
Interest-bearing deposits in U.S. offices	161,113	146,675
Non-interest-bearing deposits in offices outside the U.S.	28,379	22,940
Interest-bearing deposits in offices outside the U.S.	341,056	274,326

Total deposits	562,081	474,015
Federal funds purchased and securities loaned or sold under agreements to repurchase	209,555	181,156
Brokerage payables	50,208	37,330
Trading account liabilities	135,487	121,869
Contractholder funds and separate and variable accounts	68,801	58,402
Insurance policy and claims reserves	19,177	17,478
Investment banking and brokerage borrowings	25,799	22,442
Short-term borrowings	30,968	36,187
Long-term debt	207,910	162,702
Other liabilities	64,824	48,380
Citigroup or subsidiary-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of
—Parent	—	5,217
—Subsidiary	—	840

Total liabilities	1,374,810	1,166,018

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	1,125	1,125
Common stock ($.01 par value; authorized shares: 15 billion), issued shares: 2004—5,477,416,086 shares and 2003—5,477,416,254 shares	55	55
Additional paid-in capital	18,851	17,531
Retained earnings	102,154	93,483
Treasury stock, at cost: 2004—282,773,501 shares and 2003—320,466,849 shares	(10,644)	(11,524)
Accumulated other changes in equity from nonowner sources	(304)	(806)
Unearned compensation	(1,946)	(1,850)

Total stockholders' equity	109,291	98,014

Total liabilities and stockholders' equity	$1,484,101	$1,264,032

See Notes to the Consolidated Financial Statements.

Citigroup Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Year Ended December 31
	Amounts			Shares
	2004	2003	2002	2004	2003	2002
	In millions of dollars, except shares in thousands
Preferred stock at aggregate liquidation value
Balance, beginning of year	$1,125	$1,400	$1,525	4,250	5,350	5,850
Redemption or retirement of preferred stock	—	(275)	(125)	—	(1,100)	(500)

Balance, end of year	1,125	1,125	1,400	4,250	4,250	5,350

Common stock and additional paid-in capital
Balance, beginning of year	17,586	17,436	23,251	5,477,416	5,477,416	5,477,416
Employee benefit plans	1,212	133	664	—	—	—
Contribution to Citigroup Pension Fund	—	—	(83)	—	—	—
Other(1)	108	17	(6,396)	—	—	—

Balance, end of year	18,906	17,586	17,436	5,477,416	5,477,416	5,477,416

Retained earnings
Balance, beginning of year	93,483	81,403	69,803
Net income	17,046	17,853	15,276
Common dividends	(8,307)	(5,702)	(3,593)
Preferred dividends	(68)	(71)	(83)

Balance, end of year	102,154	93,483	81,403

Treasury stock, at cost
Balance, beginning of year	(11,524)	(11,637)	(11,099)	(320,467)	(336,735)	(328,728)
Issuance of shares pursuant to employee benefit plans	1,659	2,437	1,495	54,121	75,586	43,242
Contribution to Citigroup Pension Fund	—	—	583	—	—	16,767
Treasury stock acquired(2)	(25)	(1,967)	(5,483)	(516)	(52,464)	(151,102)
Shares purchased from Employee Pension Fund	(502)	(449)	—	(10,001)	(9,556)	—
Other(3)	(252)	92	2,867	(5,911)	2,702	83,086

Balance, end of year	(10,644)	(11,524)	(11,637)	(282,774)	(320,467)	(336,735)

Accumulated other changes in equity from nonowner sources
Balance, beginning of year	(806)	(193)	(844)
Net change in unrealized gains and losses on investment securities, net of tax	(275)	951	1,105
Net change for cash flow hedges, net of tax	(578)	(491)	1,074
Net change in foreign currency translation adjustment, net of tax	1,355	(1,073)	(1,528)

Balance, end of year	(304)	(806)	(193)

Unearned compensation
Balance, beginning of year	(1,850)	(1,691)	(1,389)
Net issuance of restricted and deferred stock	(96)	(159)	(302)

Balance, end of year	(1,946)	(1,850)	(1,691)

Total common stockholders' equity and common shares outstanding	108,166	96,889	85,318	5,194,642	5,156,949	5,140,681

Total stockholders' equity	$109,291	$98,014	$86,718

Summary of changes in equity from nonowner sources
Net income	$17,046	$17,853	$15,276
Other changes in equity from nonowner sources, net of tax	502	(613)	651

Total changes in equity from nonowner sources	$17,548	$17,240	$15,927

(1)
In 2002, primarily represents the $7.0 billion tax-free distribution to Citigroup's stockholders of a majority portion of Citigroup's remaining ownership interest in TPC, offset by $0.7 billion for the issuance of shares in connection with the acquisition of GSB.

(2)
In 2003, includes $0.3 billion relating to shares repurchased from Mr. Sanford I. Weill.

(3)
In 2004, primarily represents shares redeemed from a legacy employee plan trust. In 2002, primarily represents shares issued in connection with the acquisition of GSB.

See Notes to the Consolidated Financial Statements.

Citigroup Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	In millions of dollars
Cash flows from operating activities of continuing operations
Net income	$17,046	$17,853	$15,276
Income from discontinued operations, net of tax	—	—	717
Gain on sale of stock by subsidiary, net of tax	—	—	1,158
Cumulative effect of accounting change	—	—	(47)

Income from continuing operations	17,046	17,853	13,448
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	687	547	405
Additions to deferred policy acquisition costs	(1,303)	(976)	(865)
Depreciation and amortization	2,060	1,574	1,521
Deferred tax (benefit) provision	(983)	861	(204)
Provision for credit losses	6,233	8,046	9,995
Change in trading account assets	(43,071)	(80,111)	(10,625)
Change in trading account liabilities	13,110	30,443	10,883
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(28,131)	(32,228)	(2,127)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	22,966	19,468	7,176
Change in brokerage receivables net of brokerage payables	81	14,188	(1,070)
Change in insurance policy and claims reserves	1,699	1,128	3,272
Net (gains)/losses from sales of investments	(831)	(510)	485
Venture capital activity	(201)	134	577
Restructuring-related items	(5)	(46)	(15)
Other, net	8,239	4,775	(6,827)

Total adjustments	(19,450)	(32,707)	12,581

Net cash (used in) provided by operating activities of continuing operations	(2,404)	(14,854)	26,029

Cash flows from investing activities of continuing operations
Change in deposits at interest with banks	(2,175)	(3,395)	2,935
Change in loans	(68,451)	(30,012)	(40,780)
Proceeds from sales of loans	15,121	18,553	17,005
Purchases of investments	(195,903)	(208,040)	(393,344)
Proceeds from sales of investments	112,470	127,277	280,234
Proceeds from maturities of investments	63,318	71,730	78,505
Other investments, primarily short-term, net	(29)	130	(531)
Capital expenditures on premises and equipment	(3,011)	(2,354)	(1,377)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	3,106	1,260	2,184
Business acquisitions	(3,677)	(21,456)	(3,953)

Net cash used in investing activities of continuing operations	(79,231)	(46,307)	(59,122)

Cash flows from financing activities of continuing operations
Dividends paid	(8,375)	(5,773)	(3,676)
Issuance of common stock	912	686	483
Issuance of mandatorily redeemable securities of parent trusts	—	1,600	—
Redemption of mandatorily redeemable securities of parent trusts	—	(700)	—
Redemption of mandatorily redeemable securities of subsidiary trusts	—	(625)	(400)
Redemption of preferred stock, net	—	(275)	(125)
Treasury stock acquired	(779)	(2,416)	(5,483)
Stock tendered for payment of withholding taxes	(511)	(499)	(475)
Issuance of long-term debt	75,764	67,054	39,520
Payments and redemptions of long-term debt	(49,686)	(45,800)	(47,169)
Change in deposits	65,818	42,136	30,554
Change in short-term borrowings and investment banking and brokerage borrowings	(4,363)	6,647	11,988
Contractholder fund deposits	11,797	8,346	8,548
Contractholder fund withdrawals	(7,266)	(5,976)	(5,815)

Net cash provided by financing activities of continuing operations	83,311	64,405	27,950

Effect of exchange rate changes on cash and cash equivalents	731	579	98

Discontinued operations
Net cash used in discontinued operations	—	—	(237)
Proceeds from sale of stock by subsidiary	—	—	4,093

Change in cash and due from banks	2,407	3,823	(1,189)
Cash and due from banks at beginning of period	21,149	17,326	18,515

Cash and due from banks at end of period	$23,556	$21,149	$17,326

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$6,808	$6,113	$6,834
Cash paid during the period for interest	$18,544	$15,732	$20,226
Non-cash investing activities
Transfers to repossessed assets	$1,046	$1,077	$1,180

See Notes to the Consolidated Financial Statements.

Citigroup Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries (the Company). The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries, are accounted for under the equity method, and the pro rata share of their income (loss) is included in other income. Income from investments in less than 20%-owned companies is recognized when dividends are received. Citigroup consolidates entities deemed to be variable interest entities (VIEs) when Citigroup is determined to be the primary beneficiary under FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46-R). Gains and losses on disposition of branches, subsidiaries, affiliates, buildings, and other investments and charges for management's estimate of impairment in their value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in other income.

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

Investments

        Investments include fixed maturity and equity securities. Fixed maturities include bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities subject to prepayment risk. Equity securities include common and non-redeemable preferred stocks. Fixed maturities classified as "held to maturity" represent securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Fixed maturity securities and marketable equity securities classified as "available-for-sale" are carried at fair value, which is determined based on quoted market prices when available, or if quoted market prices are not available, on discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment, with unrealized gains and losses and related hedge effects reported in a separate component of stockholders' equity, net of applicable income taxes. Declines in fair value that are determined to be other than temporary are charged to earnings. Accrual of income is suspended on fixed maturities that are in default, or on which it is likely that future interest payments will not be made as scheduled. Fixed maturities subject to prepayment risk are accounted for using the retrospective method, where the principal amortization and effective yield are recalculated each period based on actual historical and projected future cash flows. Realized gains and losses on sales of investments are included in earnings on a specific identified cost basis.

        Citigroup's private equity subsidiaries include subsidiaries registered as Small Business Investment Companies and other subsidiaries that engage exclusively in venture capital activities. Venture capital investments are carried at fair value, with changes in fair value recognized in other income. The fair values of publicly traded securities held by these subsidiaries are generally based upon quoted market prices. In certain situations, including thinly traded securities, large block holdings, restricted shares, or other special situations, the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. For securities held by these subsidiaries that are not publicly traded, estimates of fair value are made based upon review of the investee's financial results, condition, and prospects, together with comparisons to similar companies for which quoted market prices are available.

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

Trading Account Assets and Liabilities

        Trading Account Assets and Liabilities, including securities, commodities, and derivatives, are carried at fair value, which is determined based upon quoted prices when available, or under an alternative approach such as matrix or model pricing when market prices are not readily available. If quoted market prices are not available for fixed maturity securities, derivatives, or commodities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. Obligations to deliver securities sold, not yet purchased are also carried at fair value and included in trading account liabilities. The determination of fair value considers various factors, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options, warrants, and derivatives; price activity for equivalent or synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions; and derivatives transaction maintenance costs during that period. The fair value of aged inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available-for-immediate-sale for longer than 90 days. Changes in fair value of trading account assets and liabilities are recognized in earnings. Interest expense on trading account liabilities is reported as a reduction of interest revenues.

        Commodities include physical quantities of commodities involving future settlement or delivery, and related gains or losses are reported as principal transactions.

        Derivatives used for trading purposes include interest rate, currency, equity, credit, and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. The fair value of derivatives is determined based upon liquid market prices evidenced by exchange traded prices, broker/dealer quotations, or prices of other transactions with similarly rated counterparties. The fair value includes an adjustment for individual counterparty credit risk and other adjustments, as appropriate, to reflect liquidity and ongoing servicing costs. The fair values of derivative contracts reflect cash the Company has paid or received (for example, option premiums and cash margin in connection with credit support agreements). Derivatives in a net receivable position, as well as options owned and warrants held, are reported as trading account assets. Similarly, derivatives in a net payable position, as well as options written and warrants issued, are reported as trading account liabilities. Revenues generated from derivative instruments used for trading purposes are reported as principal transactions and include realized gains and losses, as well as unrealized gains and losses resulting from changes in the fair value of such instruments. During the fourth quarter of 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. The Company defers trade date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. The deferral is recognized in income when the market data becomes observable or over the life of the transaction.

Commissions, Underwriting, and Principal Transactions

        Commissions, Underwriting, and Principal Transactions revenues and related expenses are recognized in income on a trade-date basis.

Consumer Loans

        Consumer Loans include loans and leases managed by the Global Consumer business and Private Bank. As a general rule, for open-end revolving and closed-end installment and real estate loans, interest accrual ceases when payments are no later than 90 days contractually past due, except for certain open-end revolving products (e.g., credit cards), where the Company accrues interest until payments are 180 days contractually past due and reverse the interest and fees earned, but not collected.

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

        Unsecured loans in bankruptcy are charged-off within 30 days of notification of filing by the bankruptcy court or within the contractual write-off periods, whichever occurs earlier. In the North American Consumer Finance business, unsecured loans in bankruptcy are charged-off when they are 30 days contractually past due.

        Commercial Business, which is included within Retail Banking, includes loans and leases made principally to small- and middle-market businesses. Commercial Business loans are placed on a non-accrual basis when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection.

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

Lease Financing Transactions

        Loans include the Company's share of aggregate rentals on lease financing transactions and residual values net of related unearned income. Lease financing transactions represent direct financing leases and also include leveraged leases. Unearned income is amortized under a method that results in an approximate level rate of return when related to the unrecovered lease investment. Gains and losses from sales of residual values of leased equipment are included in other income.

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

        In the Corporate and Commercial Business portfolios, larger-balance, non-homogeneous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. Reserves are established for these loans based upon an estimate of probable losses for individual larger-balance, non-homogeneous loans deemed to be impaired. This estimate considers all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. The allowance for credit losses attributed to the remaining portfolio is established via a process that estimates the probable loss inherent in the portfolio based upon various analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators including trends in internally risk-rated exposures, classified exposures, cash-basis loans, historical and forecasted write-offs, and a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures.

        A similar approach is also used for calculating a reserve for the expected losses related to unfunded loan commitments and standby letters of credit. This reserve is classified on the balance sheet with other liabilities.

        For Consumer, each portfolio of smaller-balance, homogeneous loans, including consumer mortgage, installment, revolving credit, and most other consumer loans, is collectively evaluated for impairment. The allowance for credit losses attributed to these loans is established via a process that estimates the probable losses inherent in the portfolio, based upon various analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing, and classified loans; trends in volumes and terms of loans; an evaluation of overall credit quality; the credit process, including lending policies and procedures; and economic, geographical, product, and other environmental factors.

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

        The Company values its securitized retained interests at fair value using either financial models, quoted market prices, or sales of similar assets. Where quoted market prices are not available, the Company estimates the fair value of these retained interests by determining the present value of expected future cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including prepayment speeds, credit losses, and discount rates.

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

        For all other securitization entities determined not to be VIEs in which Citigroup participates, a consolidation decision is made by evaluating several factors, including how much of the entity's ownership is in the hands of third-party investors, who controls the securitization entity, and who reaps the rewards and bears the risks of the entity. Only securitization entities controlled by Citigroup are consolidated.

Variable Interest Entities

        An entity is subject to FIN 46-R and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" (SFAS 94). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

        In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), many structured finance transactions, and various investment funds.

Mortgage Servicing Rights (MSRs)

        Mortgage Servicing Rights (MSRs), which are included within intangible assets on the Consolidated Balance Sheet, are recognized as assets when purchased or when the Company sells or securitizes loans acquired through purchase or origination and retains the right to service the loans. Servicing rights retained in the securitization of mortgage loans are measured by allocating the carrying value of the loans between the assets sold and the interests retained, based on the relative fair values at the date of securitization. The fair values are determined using internally developed assumptions comparable to quoted market prices. MSRs are amortized using a proportionate cash flow method over the period of the related net positive servicing income to be generated from the various portfolios purchased or loans originated. The Company estimates the fair value of MSRs by discounting projected net servicing cash flows of the remaining servicing portfolio considering market loan prepayment predictions and other economic factors. Impairment of MSRs is evaluated on a disaggregated basis by type (i.e., fixed rate or adjustable rate) and by interest rate band, which are believed to be the predominant risk characteristics of the Company's servicing portfolio. Any excess of the carrying value of the capitalized servicing rights over the fair value by stratum is recognized through a valuation allowance for each stratum and charged to the provision for impairment on MSRs.

Goodwill

        Goodwill represents an acquired company's acquisition cost less the fair value of net tangible and intangible assets. Effective January 1, 2002, the Company no longer amortizes goodwill. Goodwill is subject to annual impairment tests whereby goodwill is allocated to the Company's reporting units and an impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Furthermore, on any business dispositions, goodwill is allocated to the business disposed of based on the ratio of the fair value of the business disposed of to the fair value of the reporting unit.

Intangible Assets

        Intangible Assets, including MSRs, core deposit intangibles, present value of future profits, purchased credit card relationships, other customer relationships, and other intangible assets, are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. Upon the adoption of SFAS 142, intangible assets deemed to have indefinite useful lives, primarily certain asset management contracts and trade names, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

Repossessed Assets

        Upon repossession, loans are adjusted, if necessary, to the estimated fair value of the underlying collateral and transferred to Repossessed Assets, which is reported in other assets net of a valuation allowance for selling costs and net declines in value as appropriate.

Risk Management Activities—Derivatives Used for Non-Trading Purposes

        The Company manages its exposures to market rate movements outside its trading activities by modifying the asset and liability mix, either directly or through the use of derivative financial products, including interest rate swaps, futures, forwards, and purchased option positions such as interest rate caps, floors, and collars as well as foreign exchange contracts. These end-user derivatives are carried at fair value in other assets or other liabilities.

        To qualify as a hedge, a derivative must be highly effective in offsetting the risk designated as being hedged. The hedge relationship must also be formally documented at inception detailing the particular risk management objective and strategy for the hedge, which includes the item and risk that is being hedged and the derivative that is being used, as well as how effectiveness will be assessed and ineffectiveness measured. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis, typically using quantitative measures of correlation with hedge ineffectiveness measured and recorded in current earnings. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in fair value, are recognized in other income.

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

        For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities, or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported as other changes in stockholders' equity from nonowner sources. These changes in fair value will be included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in other income. Citigroup's cash flow hedges primarily include hedges of loans, rollovers of short-term liabilities, and foreign currency denominated funding. Cash flow hedges also include hedges of certain forecasted transactions up to a maximum term of 30 years, although a substantial majority of the maturities is under five years.

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

        End-user derivatives that are economic hedges rather than qualifying for hedge accounting purposes are also carried at fair value with changes in value included in trading account income or other income. Citigroup often utilizes economic hedges when qualifying for hedge accounting would be too complex or operationally burdensome, such as hedges of the credit risk component of commercial loans and loan commitments. Citigroup periodically evaluates its hedging strategies in other areas, such as mortgage servicing rights, and may designate either a qualifying hedge or an economic hedge, after considering the relative cost and benefits. Economic hedges are also utilized when the hedged item itself is marked to market through current earnings, such as hedges of one-to-four family mortgage loan commitments and non-U.S. dollar debt.

        For those hedge relationships that are terminated or when hedge designations are removed, the hedge accounting treatment described in the paragraphs above is no longer applied. The end-user derivative is terminated or transferred to the trading account. For fair value hedges, any changes in the fair value of the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in other changes in stockholders' equity from nonowner sources and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. However, if the forecasted transaction is no longer likely to occur, any changes in fair value of the end-user derivative are immediately reflected in other income.

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

Contractholder Funds

        Contractholder funds represent receipts from the issuance of universal life, pension investment and certain deferred annuity contracts. Such receipts are considered deposits on investment contracts that do not have substantial mortality or morbidity risk. Account balances are increased by deposits received and interest credited and are reduced by withdrawals, mortality charges and administrative expenses charged to the contractholders. Calculations of contractholder account balances for investment contracts reflect lapse, withdrawal, and interest rate assumptions (ranging from 1.0% to 8.05%, with a weighted average rate of 4.34%, for annuity products and 3.5% to 5.95%, with a weighted average interest rate of 4.34%, for life products), based on contract provisions, the Company's experience, and industry standards. Contractholder funds also include other funds that policyholders leave on deposit with the Company.

Employee Benefits Expense

        Employee Benefits Expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards, and costs of other employee benefits.

Stock-Based Compensation

        Prior to January 1, 2003, Citigroup accounted for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), allows companies to recognize compensation expense over the related service period based on the grant-date fair value of the stock award. Under both methods, upon issuance of previously unissued shares under employee plans, proceeds received in excess of par value are credited to additional paid-in capital. Upon issuance of treasury shares, the difference between the proceeds received and the average cost of treasury shares is recorded in additional paid-in capital. Under both methods, the dilutive effect of outstanding options is reflected as additional share dilution in the computation of earnings per share. On January 1, 2003, the Company adopted the fair value provision of SFAS 123. See "Accounting Changes" on page 89.

        Had the Company applied SFAS 123 prior to 2003 in accounting for all the Company's stock option plans, including the Citigroup 2003 Stock Purchase Program, net income and net income per share would have been the pro forma amounts indicated below:

		2004	2003	2002
In millions of dollars, except per share amounts
Compensation expense related to stock option plans, net of tax	As reported Pro forma	$173 325	$110 365	$	— 434
Net income	As reported Pro forma	$17,046 16,894	$17,853 17,598		$15,276 14,842
Basic earnings per share	As reported Pro forma	$3.32 3.29	$3.49 3.44		$2.99 2.90
Diluted earnings per share	As reported Pro forma	$3.26 3.23	$3.42 3.37		$2.94 2.86

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

Accounting Changes

Consolidation of Variable Interest Entities

        On January 1, 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. FIN 46 and FIN 46-R change the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. The Company has determined that in accordance with FIN 46-R, the multi-seller finance companies administered by the Company should continue not to be consolidated. However, the trust preferred security vehicles are now deconsolidated. The cumulative effect of adopting FIN 46-R was an increase to assets and liabilities of approximately $1.6 billion, primarily due to certain structured finance transactions.

        For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities, and noncontrolling interests of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities, and noncontrolling interests of the VIE. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. With the exception of the deferral related to certain investment company subsidiaries, Citigroup elected to implement the remaining provisions of FIN 46 in the 2003 third quarter, resulting in the consolidation of VIEs increasing both total assets and total liabilities by approximately $2.1 billion. The implementation of FIN 46 encompassed a review of thousands of entities to determine the impact of adoption, and considerable judgment was used in evaluating whether or not a VIE should be consolidated.

        The Company administers several third-party owned, special purpose, multi-seller finance companies (the "conduits") that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. The Company has no ownership interest in the conduits, but as administrator provides them with accounting, funding, and operations services. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company, along with other financial institutions, provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. During 2003, to comply with FIN 46-R, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit.

        Some of the Company's private equity subsidiaries may invest in venture capital entities that may also be subject to FIN 46-R. The Company accounts for its venture capital activities in accordance with the Investment Company Audit Guide (Audit Guide). The FASB deferred adoption of FIN 46-R for non-registered investment companies that apply the Audit Guide. The FASB permitted nonregistered investment companies to defer consolidation of VIEs with which they are involved until a Statement of Position on the scope of the Audit Guide is finalized, which is expected before the end of the first quarter of 2005. Following issuance of the Statement of Position, the FASB will consider further modification to FIN 46-R to provide an exception for companies that qualify to apply the revised Audit Guide. Following issuance of the revised Audit Guide, the Company will assess the effect of such guidance on its private equity business.

        The Company may provide administrative, trustee and/or investment management services to numerous personal estate trusts, which are considered VIEs under FIN 46-R, but are not consolidated.

        See Note 12 to the Consolidated Financial Statements.

Postretirement Benefits

        In May 2004, the FASB issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-2), which supersedes FSP FAS 106-1, in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit for individuals under Medicare (Medicare Part D), as well as a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. If a plan is determined to be actuarially equivalent to Medicare Part D, FSP FAS 106-2 requires plan sponsors to disclose the effect of the subsidy on the net periodic expense and the accumulated postretirement benefit obligation in their interim and annual financial statements for periods beginning after June 15, 2004. Plan sponsors who initially elected to defer accounting for the effects of the subsidy are allowed the option of retroactive application to the date of enactment or prospective application from the date of adoption.

        Under FSP FAS 106-1, the Company elected to defer the accounting for the effects of the Act. However, Citigroup believes that our plans are eligible for the subsidy and decided to adopt FSP FAS 106-2 in the third quarter of 2004 retroactive to January 1, 2004. The effect of adopting FAS 106-2 is included in Note 23 to the Company's Consolidated Financial Statements.

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

Profit Recognition on Bifurcated Hybrid Instruments

        On January 1, 2004, Citigroup revised the application of Derivatives Implementation Group (DIG) Issue B6, "Embedded Derivatives: Allocating the Basis of a Hybrid Instrument to the Host Contract and the Embedded Derivative." In December 2003, the SEC staff gave a speech that clarified the accounting for derivatives embedded in financial instruments ("hybrid instruments") to preclude the recognition of any profit on the trade date for hybrid instruments that must be bifurcated for accounting purposes. The trade-date revenue must instead be amortized over the life of the hybrid instrument. The impact of this change in application was approximately $256 million pretax reduction in revenue, net of amortization, across all of the Company's businesses during 2004. This revenue will be recognized over the life of the transactions, which on average is approximately four years.

Adoption of SFAS 132-R

        In December 2003, the FASB issued SFAS No. 132 (Revised  2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132-R), which retains the disclosure requirements contained in SFAS 132 and requires additional disclosure in financial statements about the assets, obligations, cash flows, and net periodic benefit cost of domestic defined benefit pension plans and other domestic defined benefit postretirement plans for periods ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. The new disclosure requirements for foreign retirement plans apply to fiscal years ending after June 15, 2004. However, the Company elected to adopt SFAS 132-R for its foreign plans as of December 31, 2003. Certain disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The new annual disclosures are included in Note 23 to the Consolidated Financial Statements.

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

Derivative Instruments and Hedging Activities

        On July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company's Consolidated Financial Statements.

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

        The impact of this change in 2003 and 2004 is disclosed on page 88. During the first quarter of 2004, the Company changed its option valuation from the Black-Scholes model to the binomial method, which did not have a material impact on the Company's Consolidated Financial Statements.

        The Company has made changes to various stock-based compensation plan provisions for future awards. For example, the vesting period and the term of stock options granted in 2003 and 2004 are three and six years, respectively. In addition, the sale of underlying shares acquired through the exercise of options granted after December 31, 2002 is restricted for a two-year period. The existing stock ownership commitment for senior executives will continue, under which such executives must retain 75% of the shares they own and acquire from the Company over the term of their employment. Original option grants in 2003 and thereafter do not have a reload feature; however, previously granted options retain that feature.

        In January 2005, the Company largely moved from granting stock options as incentive compensation to granting restricted and deferred stock awards. See Note 22 to Notes to Consolidated Financial Statements.

Guarantees and Indemnifications

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. On January 1, 2003, the Company adopted the recognition and measurement provisions of FIN 45. The impact of adopting FIN 45 was not material. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. Accordingly, these disclosures are included in Note 27 to the Consolidated Financial Statements.

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

Future Application of Accounting Standards

Stock-Based Compensation

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payment based on the instruments' fair value. SFAS 123-R is effective for interim and annual reporting periods beginning after June 15, 2005. The Company will adopt SFAS 123-R on July 1, 2005 by using the modified prospective approach, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period. The portion of these options' fair value attributable to vested awards prior to the adoption of SFAS 123-R is never recognized. For unvested stock-based awards granted before January 1, 2003 ("APB 25 awards"), the Company will expense the fair value of the awards as at the grant date over the remaining vesting period. The impact of recognizing compensation expense for the unvested APB 25 awards will be approximately $24 million and $20 million additional expense in the third and fourth quarters of 2005, respectively. In addition, approximately $43 million and $42 million additional of compensation expense will be disclosed as the impact in the first and second quarters of 2005, respectively, as if the standard had been adopted as of January 1, 2005, but will not be recognized in earnings. The Company continues to evaluate other aspects of adopting SFAS 123-R.

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

        The FASB will be issuing implementation guidance related to this topic. Once issued, Citigroup will evaluate the impact of adopting EITF 03-1. The disclosures required by EITF 03-1 are included in Note 5 to the Consolidated Financial Statements.

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

2.     Business Developments

Divestiture of CitiCapital's Transportation Finance Business

        On November 22, 2004, the Company reached an agreement to sell CitiCapital's Transportation Finance Business based in Dallas and Toronto to GE Commercial Finance for total cash consideration of approximately $4.4 billion. The sale, which was completed on January 31, 2005, resulted in an after-tax gain of approximately $100 million. The Transportation Finance business is part of the Company's Global Consumer Retail Banking, which provides financing, leasing, and asset-based lending to the commercial trucking industry.

Acquisition of First American Bank

        On August 24, 2004, Citigroup announced it will acquire First American Bank in Texas (FAB). The transaction is expected to close in the first quarter of 2005, subject to and pending applicable regulatory approvals. The transaction will establish Citigroup's retail banking presence in Texas, giving Citigroup more than 100 branches, $3.5 billion in assets and approximately 120,000 new customers in the state.

Sale of Samba Financial Group

        On June 15, 2004, the Company sold, for cash, its 20% equity investment in The Samba Financial Group (Samba), formerly known as the Saudi American Bank, to the Public Investment Fund, a Saudi public sector entity. Citigroup recognized an after-tax gain of $756 million ($1.168 billion pretax) on the sale during the 2004 second quarter. The gain was recognized equally between Global Consumer and GCIB.

Acquisition of KorAm Bank

        On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total Citigroup has acquired 99.8% of KorAm's outstanding shares for a total of KRW 3.14 trillion ($2.7 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

        KorAm is a leading commercial bank in Korea, with 223 domestic branches and total assets at June 30, 2004 of $37 billion.

        During the 2004 fourth quarter, KorAm was merged with the Citibank Korea branch to form Citibank Korea Inc.

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

Acquisition of Sears' Credit Card and Financial Products Business

        On November 3, 2003, Citigroup acquired the Sears' Credit Card and Financial Products business (Sears). $28.6 billion of gross receivables were acquired for a 10% premium of $2.9 billion and annual performance payments over the next 10 years based on new accounts, retail sales volume, and financial product sales. The Company recorded $5.8 billion of intangible assets and goodwill as a result of this transaction. In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's businesses, products, and services. The results of Sears are included in the Consolidated Financial Statements from November 2003 forward.

Acquisition of The Home Depot's Private-Label Portfolio

        In July 2003, Citigroup completed the acquisition of The Home Depot's private-label portfolio (Home Depot), which added $6 billion in receivables and 12 million accounts. The results of Home Depot are included in the Consolidated Financial Statements from July 2003 forward.

Acquisition of Golden State Bancorp

        On November 6, 2002, Citigroup completed its acquisition of 100% of Golden State Bancorp (GSB) in a transaction in which Citigroup paid approximately $2.3 billion in cash and issued 79.5 million Citigroup common shares. The total transaction value of approximately $5.8 billion was based on the average prices of Citigroup shares, as adjusted for the effect of the TPC distribution. GSB was the parent company of California Federal Bank, the second-largest thrift in the U.S. and, through its First Nationwide Mortgage business, the eighth-largest mortgage servicer. The results of GSB are included in the Consolidated Financial Statements from November 2002 forward.

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

        On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in TPC (the distribution). This non-cash distribution was tax-free to Citigroup, its stockholders and TPC. The distribution was treated as a dividend to stockholders for accounting purposes that reduced Citigroup's Additional Paid-In Capital by approximately $7.0 billion. Following the distribution and subsequent merger of TPC and the St. Paul Companies (St. Paul Travelers) on April 1, 2004, Citigroup remains a holder of approximately 6.0% of St. Paul Travelers' outstanding equity securities, which are carried at fair value in the Proprietary Investment Activities segment and classified as available-for-sale within Investments on the Consolidated Balance Sheet. The Company is required to sell these securities within five years of the distribution in order to maintain the tax-free status.

        Following the August 20, 2002 distribution, the results of TPC were reported by the Company separately as discontinued operations for all periods presented. TPC represented the primary vehicle by which Citigroup engaged in the property and casualty insurance business.

        Summarized financial information for discontinued operations is as follows:

	2004	2003	2002
	In millions of dollars
Total revenues, net of interest expense	$—	$—	$8,233

Income from discontinued operations	—	—	965
Gain on sale of stock by subsidiary	—	—	1,270
Provision for income taxes	—	—	360

Income from discontinued operations, net	$—	$—	$1,875

        The following is a summary of the assets and liabilities of discontinued operations as of August 20, 2002, the date of the distribution:

August 20, 2002
In millions of dollars
Cash	$252
Investments	33,984
Trading account assets	321
Loans	261
Reinsurance recoverables	10,940
Other assets	14,242

Total assets	$60,000

Long-term debt	$2,797
Insurance policy and claim reserves	36,216
Other liabilities	11,831
Mandatorily redeemable securities of subsidiary trusts	900

Total liabilities	$51,744

4.     Business Segment Information

        Citigroup is a diversified bank holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The Company's activities are conducted through the Global Consumer, Global Corporate and Investment Bank, Global Wealth Management, Global Investment Management, and Proprietary Investment Activities business segments. These segments reflect the characteristics of their products and services and the clients to which those products or services are delivered.

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

        The Global Wealth Management segment provides investment advice, financial planning, brokerage services, and personalized wealth management to affluent individuals, small and mid-size companies, non-profits and large corporations. In addition, Smith Barney provides independent client-focused research to individuals and institutions around the world.

        The Global Investment Management segment offers a broad range of life insurance, annuity, and asset management products and services distributed to institutional and retail clients.

        The Proprietary Investment Activities segment includes the Company's venture capital activities, ownership of St. Paul Travelers shares, the Alternative Investment business, results from certain proprietary investments, and the results of certain investments in countries that refinanced debt under the 1989 Brady Plan or plans of a similar nature.

        Corporate/Other includes net treasury results, corporate staff and other corporate expenses, certain intersegment eliminations, and taxes not allocated to the other business segments. The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements.

        The following table presents certain information regarding the Company's continuing operations by segment:

	Revenues, Net of Interest Expense(1)(2)			Provision (Benefit) for Income Taxes(1)			Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Change(1)(2)(3)(4)			Identifiable Assets at Year End(1)
	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003
	In millions of dollars, except identifiable assets in billions
Global Consumer	$47,267	$40,970	$37,659	$5,547	$4,554	$4,373	$11,811	$9,491	$8,044	$527	$453
Global Corporate and Investment Bank	21,774	20,021	19,165	93	2,426	1,620	2,038	5,371	3,172	763	637
Global Wealth Management	8,511	7,840	7,566	652	735	698	1,199	1,343	1,282	61	55
Global Investment Management	7,422	6,645	5,813	553	419	403	1,311	1,116	993	104	92
Proprietary Investment Activities	1,663	1,222	247	383	288	5	743	366	(50)	9	9
Corporate/Other	(447)	744	858	(319)	(227)	(101)	(56)	166	7	20	18

Total	$86,190	$77,442	$71,308	$6,909	$8,195	$6,998	$17,046	$17,853	$13,448	$1,484	$1,264

(1)
Reclassified to conform to the 2004 implementation of the Company's Risk Capital Methodology and allocation across its products and segments.

(2)
Includes total revenues, net of interest expense, in North America (excluding Mexico) of $53.0 billion, $48.4 billion, and $45.0 billion, in Mexico of $4.5 billion, $3.8 billion, and $3.7 billion and in Japan of $4.4 billion, $4.2 billion, and $4.5 billion in 2004, 2003, and 2002, respectively. There were no other individual foreign countries that were material to total revenues, net of interest expense. Figures exclude Proprietary Investment Activities and Corporate/Other, which largely operate within North America.

(3)
Includes pretax provisions (credits) for benefits, claims, and credit losses in the Global Consumer results of $7.9 billion, $8.0 billion, and $8.5 billion, in the Global Corporate and Investment Bank results of ($975) million, $732 million, and $2.3 billion, in the Global Wealth Management results of ($5) million, $12 million, and $24 million, in the Global Investment Management results of $3.1 billion, $3.2 billion, and $2.7 billion, and in the Corporate/Other results of ($1) million, ($3) million, and ($22) million for 2004, 2003, and 2002, respectively. Includes provision for credit losses in the Proprietary Investment Activities results of $31 million in 2002.

(4)
For 2002, the Company recognized after-tax charges of $47 million for the cumulative effect of accounting changes related to the implementation of SFAS 142.

5.     Investments

	2004	2003
	In millions of dollars at year end
Fixed maturities, substantially all available-for-sale at fair value	$194,088	$165,928
Equity securities	10,114	7,687
Venture capital, at fair value	3,806	3,605
Short-term and other	5,235	5,672

Total	$213,243	$182,892

        The amortized cost and fair value of investments in fixed maturities and equity securities at December 31, were as follows:

	2004				2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	In millions of dollars at year end
Fixed maturity securities held to maturity(1)	$94	$—	$—	$94	$62	$—	$—	$62

Fixed maturity securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. federal agencies	$20,662	$412	$66	$21,008	$27,527	$479	$74	$27,932
U.S. Treasury and federal agencies	33,791	143	318	33,616	30,885	197	75	31,007
State and municipal	8,897	602	17	9,482	7,990	585	9	8,566
Foreign government	65,538	590	158	65,970	44,407	788	118	45,077
U.S. corporate	38,921	1,861	374	40,408	31,304	1,645	370	32,579
Other debt securities	23,010	536	36	23,510	20,202	551	48	20,705

	190,819	4,144	969	193,994	162,315	4,245	694	165,866

Total fixed maturities	$190,913	$4,144	$969	$194,088	$162,377	$4,245	$694	$165,928

Equity securities(2)	$9,260	$859	$5	$10,114	$6,800	$901	$14	$7,687

(1)
Recorded at amortized cost.

(2)
Includes non-marketable equity securities carried at cost of $6,167 million and $4,253 million at December 31, 2004 and 2003, respectively, which are reported in both the amortized cost and fair value columns.

        At December 31, 2004, the cost of approximately 6,300 investments in equity and fixed maturity securities exceeded their fair value by $974 million. Of the $974 million, the gross unrealized loss on equity securities was $5 million. Of the remainder, $487 million represents fixed maturity investments that have been in a gross unrealized loss position for less than a year, and of these 96% are rated investment grade; and $482 million represents fixed maturity investments that have been in a gross unrealized loss position for a year or more, and of these 88% are rated investment grade.

        The fixed maturity investments that have been in a gross unrealized loss position for a year or more include 23 related investment grade asset-backed securities, within U.S. Corporate in the following table, with a gross unrealized loss of $256 million. These asset-backed securities were acquired between 1994 and 1999 and have maturities ranging from 2005 through 2021. The unrealized loss on these asset-backed securities is due solely to the current interest rate environment, i.e., the unrealized loss is unrelated to the credit of the securities. These 23 related asset-backed securities are accounted for similarly to debt securities and are classified as available-for-sale under FASB Statement No. 115, pursuant to paragraph 14 of FASB Statement No. 140, and any other-than-temporary impairment of the securities is recognized in current income in accordance with EITF Issue No. 96-12. The Company has entered into hedges of these investments that qualify for cash flow hedge accounting under SFAS 133. The changes in fair value of the asset-backed securities and the changes in fair value of the hedging instruments are reported in other comprehensive income (a component of equity). Any other-than-temporary impairment recognized in current income on the asset-backed securities would be offset by the reclassification of an amount from other comprehensive income into current income related to the hedging instrument.

        Management has determined that the unrealized losses on the Company's investments in equity and fixed maturity securities at December 31, 2004 are temporary in nature. The Company conducts a periodic review to identify and evaluate investments that have indications of possible impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. The Company's review for impairment generally entails:

  •
  Identification and evaluation of investments that have indications of possible impairment;

  •
  Analysis of individual investments that have fair values less than 80% of amortized cost, including consideration of the length of time the investment has been in an unrealized loss position;

  •
  Discussion of evidential matter, including an evaluation of factors or triggers that would or could cause individual investments to qualify as having other-than-temporary impairments and those that would not support other-than-temporary impairment; and

  •
  Documentation of the results of these analyses, as required under business policies.

        The table below shows the fair value of investments in fixed maturity and equity securities that are available-for-sale, and that have been in an unrealized loss position for less than 12 months, or for 12 months or longer as of December 31, 2004 and 2003:

	Less Than 12 Months		12 Months Or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	In millions of dollars at year-end
2004:
Fixed maturity securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. federal agencies	$6,514	$45	$1,300	$21	$7,814	$66
U.S. Treasury and federal agencies	18,510	313	76	5	18,586	318
State and municipal	690	8	336	9	1,026	17
Foreign government	8,395	49	6,872	109	15,267	158
U.S. corporate	3,895	52	1,574	322	5,469	374
Other debt securities	2,363	20	537	16	2,900	36

Total fixed maturities available-for-sale	$40,367	$487	$10,695	$482	$51,062	$969

Equity securities	$49	$3	$32	$2	81	$5

2003:
Fixed maturity securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. federal agencies	$3,286	$69	$384	$5	$3,670	$74
U.S. Treasury and federal agencies	3,326	73	39	2	3,365	75
State and municipal	73	3	332	6	405	9
Foreign government	5,015	67	1,957	51	6,972	118
U.S. corporate	2,185	92	1,689	278	3,874	370
Other debt securities	1,954	36	291	12	2,245	48

Total fixed maturities available-for-sale	$15,839	$340	$4,692	$354	$20,531	$694

Equity securities	$53	$4	$30	$10	$83	$14

        The following table presents the amortized cost, fair value, and average yield on amortized cost of fixed maturity securities by contractual maturity dates as of December 31, 2004:

	Amortized Cost	Fair Value	Yield
	In millions of dollars
U.S. Treasury and federal agencies(1)
Due within 1 year	$5,415	$5,387	2.20%
After 1 but within 5 years	24,964	24,702	3.20%
After 5 but within 10 years	1,966	1,986	5.29%
After 10 years(2)	17,210	17,476	5.65%

Total	$49,555	$49,551	4.02%

State and municipal
Due within 1 year	$118	$119	5.93%
After 1 but within 5 years	449	459	5.35%
After 5 but within 10 years	1,165	1,232	5.67%
After 10 years(2)	7,165	7,672	5.42%

Total	$8,897	$9,482	5.45%

All other(3)
Due within 1 year	$30,135	$30,419	4.47%
After 1 but within 5 years	57,687	58,463	5.12%
After 5 but within 10 years	25,266	26,158	6.32%
After 10 years(2)	19,373	20,015	4.95%

Total	$132,461	$135,055	5.18%

Total fixed maturities	$190,913	$194,088	4.89%

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

        The following table presents interest and dividends on investments:

	2004	2003	2002
	In millions of dollars
Taxable interest	$8,256	$6,758	$6,959
Interest exempt from U.S. federal income tax	434	384	337
Dividends	279	408	208

Total interest and dividends	$8,969	$7,550	$7,504

        The following table presents realized gains and losses on investments:

	2004	2003	2002
	In millions of dollars
Gross realized investment gains	$1,454	$1,610	$1,532
Gross realized investment (losses)	(623)	(1,100)	(2,017)

Net realized gains/(losses)(1)	$831	$510	$(485)

(1)
Includes net realized gains/(losses) related to insurance subsidiaries, sale of OREO and mortgage loans of ($2) million, ($13) million, and $8 million in 2004, 2003, and 2002, respectively.

        The following table presents venture capital investment gains and losses:

	2004	2003	2002
	In millions of dollars
Net realized investment gains (losses)	$(14)	$406	$214
Gross unrealized gains	945	737	563
Gross unrealized (losses)	(377)	(440)	(863)

Net realized and unrealized gains/(losses)	$554	$703	($86)

6.     Federal Funds, Securities Borrowed, Loaned, and Subject to Repurchase Agreements

        Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at December 31:

	2004	2003(1)
	In millions of dollars
Federal funds sold	$172	$302
Securities purchased under agreement to resell	129,648	121,929
Deposits paid for securities borrowed	70,919	49,943

Total	$200,739	$172,174

(1)
Reclassified to conform to the 2004 presentation.

        Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at December 31:

	2004	2003(1)
	In millions of dollars
Federal funds purchased	$11,707	$5,608
Securities sold under agreement to repurchase	172,216	156,045
Deposits received for securities loaned	25,632	19,503

Total	$209,555	$181,156

(1)
Reclassified to conform to the 2004 presentation.

        The resale and repurchase agreements represent collateralized financing transactions used to generate net interest income and facilitate trading activity. These instruments are collateralized principally by government and government agency securities and generally have terms ranging from overnight to up to a year. It is the Company's policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or reduction in the balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Resale agreements and repurchase agreements are reported net by counterparty, when applicable, pursuant to FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" (FIN 41). Excluding the impact of FIN 41, resale agreements totaled $206.6 billion and $195.6 billion at December 31, 2004 and 2003, respectively.

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

        Brokerage receivables and brokerage payables, which arise in the normal course of business, consisted of the following at December 31:

	2004	2003
	In millions of dollars
Receivables from customers	$24,626	$18,817
Receivables from brokers, dealers, and clearing organizations	14,647	7,659

Total brokerage receivables	$39,273	$26,476

Payables to customers	$29,742	$21,317
Payables to brokers, dealers, and clearing organizations	20,466	16,013

Total brokerage payables	$50,208	$37,330

8. Trading Account Assets and Liabilities

        Trading account assets and liabilities, at market value, consisted of the following at December 31:

	2004	2003
	In millions of dollars
Trading account assets
U.S. Treasury and federal agency securities	$38,506	$58,788
State and municipal securities	12,430	7,736
Foreign government securities	27,556	22,267
Corporate and other debt securities	56,924	49,529
Derivatives(1)	57,484	55,255
Equity securities	58,260	25,419
Mortgage loans and collateralized mortgage securities	15,678	8,780
Other	13,329	7,545

Total trading account assets	$280,167	$235,319

Trading account liabilities
Securities sold, not yet purchased	$71,001	$63,245
Derivatives(1)	64,486	58,624

Total trading account liabilities	$135,487	$121,869

(1)
Net of master netting agreements.

9. Principal Transactions Revenue

        Principal transactions revenues consist of realized and unrealized gains and losses from trading activities. Not included in the table below is the impact of net interest revenue related to trading activities. The impact of these items is included in the Trading Account Assets and Trading Account Liabilities caption on the Average Balance and Interest Rates schedule on pages 133 and 134. The following table presents principal transactions revenue for the years ended December 31:

	2004	2003(1)	2002(1)
	In millions of dollars
Fixed income(2)	$1,832	$2,641	$2,269
Equities(3)	(338)	225	207
Foreign exchange(4)	1,839	2,175	1,872
Commodities(5)	371	136	125
All other	52	(57)	40

Total principal transactions revenue	$3,756	$5,120	$4,513

(1)
Reclassified to conform to the 2004 presentation.

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

(5)
Primarily includes revenues from the results of Phibro Inc., which trades crude oil, refined oil products, natural gas, and other commodities

10. Loans

	2004	2003
	In millions of dollars at year end
Consumer
In U.S. offices
Mortgage and real estate(1)	$161,832	$129,507
Installment, revolving credit, and other	134,784	136,725
Lease financing	6,030	8,523

	302,646	274,755

In offices outside the U.S.
Mortgage and real estate(1)	39,601	28,743
Installment, revolving credit, and other	93,523	76,718
Lease financing	1,619	2,216

	134,743	107,677

	437,389	382,432
Net unearned income	(2,163)	(2,500)

Consumer loans, net of unearned income	$435,226	$379,932

Corporate
In U.S. offices
Commercial and industrial(2)	$14,437	$15,207
Lease financing	1,879	2,010
Mortgage and real estate (1)(3)	100	95

	16,416	17,312

In offices outside the U.S.
Commercial and industrial(2)	77,052	62,884
Mortgage and real estate(1)	3,928	1,751
Loans to financial institutions	12,921	12,063
Lease financing	2,485	2,859
Governments and official institutions	1,100	1,496

	97,486	81,053

	113,902	98,365
Net unearned income	(299)	(291)

Corporate loans, net of unearned income	$113,603	$98,074

(1)
Loans secured primarily by real estate.

(2)
Includes loans not otherwise separately categorized.

(3)
Excludes loans held by the insurance subsidiaries which are included within Other Assets on the Consolidated Balance Sheet in 2004 and 2003.

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

	2004	2003	2002
	In millions of dollars at year end
Impaired corporate loans	$1,854	$3,301	$3,844
Other impaired loans(1)	934	986	1,154

Total impaired loans(2)	2,788	$4,287	$4,998

Impaired loans with valuation allowances	$1,847	$3,277	$3,905
Total valuation allowances(3)	431	561	1,069

During the year
Average balance of impaired loans	$2,215	$3,452	$3,993
Interest income recognized on impaired loans	175	100	119

(1)
Primarily commercial market loans managed by the consumer business.

(2)
Excludes loans purchased for investment purposes that are included within Other Assets on the consolidated Balance Sheet in 2004 and 2003.

(3)
Included in the allowance for credit losses.

11. Allowance for Credit Losses

	2004	2003	2002
	In millions of dollars
Allowance for credit losses at beginning of year	$12,643	$11,101	$9,688
Additions
Consumer provision for credit losses	7,205	7,316	7,714
Corporate provision for credit losses	(972)	730	2,281

Total provision for credit losses	6,233	8,046	9,995

Deductions
Consumer credit losses	10,241	9,053	8,691
Consumer credit recoveries	(1,770)	(1,498)	(1,239)

Net consumer credit losses	8,471	7,555	7,452

Corporate credit losses	632	1,473	1,875
Corporate credit recoveries(1)	(502)	(262)	(324)

Net corporate credit losses	130	1,211	1,551

Other, net(2)	994	2,262	421

Allowance for credit losses at end of year	11,269	12,643	11,101
Allowance for credit losses on unfunded lending commitments(3)	600	600	567

Total allowance for loans, leases, and unfunded lending commitments	$11,869	$13,243	$11,668

(1)
Amounts in 2003 and 2002 include $12 million (through the 2003 third quarter) and $114 million, respectively, of collections from credit default swaps purchased from third parties. From the 2003 fourth quarter forward, collections from credit default swaps are included within Principal Transactions on the Consolidated Statement of Income.

(2)
2004 primarily includes the addition of $715 million of credit loss reserves related to the acquisition of KorAm Bank and the addition of $148 million of credit loss reserves related to the acquisition of WMF. 2003 primarily includes the addition of $2.1 billion of credit loss reserves related to the acquisition of Sears. 2002 primarily includes the addition of $452 million of credit loss reserves related to the acquisition of GSB. All periods also include the impact of foreign currency translation.

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

        The following table summarizes certain cash flows received from and paid to securitization trusts during 2004, 2003, and 2002:

	2004			2003			2002
	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
	In billions of dollars
Proceeds from new securitizations	$20.2	$66.4	$22.7	$19.1	$70.9	$12.2	$15.3	$40.1	$10.0
Proceeds from collections reinvested in new receivables	171.1	0.8	0.1	143.4	—	—	130.9	—	—
Servicing fees received	1.5	0.7	—	1.4	0.3	—	1.2	0.3	—
Cash flows received on Retained interests and other net cash flows	5.3	—	0.1	4.4	—	0.1	3.9	0.1	0.1

(1)
Other includes corporate debt securities, auto loans, student loans and other assets.

        The Company recognized gains on securitizations of mortgages of $342 million, $536 million, and $296 million for 2004, 2003, and 2002, respectively. In 2004, the Company recorded net gains of $234 million and, in 2003 and 2002, recorded net gains of $342 million and $425 million, respectively, related to the securitization of credit card receivables including the impact of changes in estimates in the timing of revenue recognition on securitizations. Gains recognized on the securitization of other assets during 2004, 2003 and 2002 were $93 million, $52 million and $35 million, respectively.

        Key assumptions used for credit cards, mortgages, and other assets during 2004 and 2003 in measuring the fair value of retained interests at the date of sale or securitization follow:

	2004		2003
	Credit Cards	Mortgages and Other(1)	Credit Cards	Mortgages and Other(1)
Discount rate	10.0% to 15.6%	0.4% to 98.6%	10.0%	0.4% to 81.0%
Constant prepayment rate	14.0% to 17.7%	8.0% to 48.0%	17.5%	7.7% to 48.0%
Anticipated net credit losses	5.5% to 12.2%	0.0% to 80.0%	5.6%	0.01% to 80.0%

(1)
Other includes student loans and other assets.

        The 2003 to 2004 increase in the credit card discount rate and anticipated net credit loss assumptions, as well as the decline in the prepayment assumptions, are primarily driven by the increased securitization of cards and private label credit card receivables, including the Home Depot and Sears receivables, during 2004.

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

        At December 31, 2004, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Key assumptions at December 31, 2004	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Mortgages and other(1)	2.75% to 98.6%	5.0% to 46.4%	0.0% to 80.0%
Credit cards	10.0% to 15.6%	14.0% to 17.5%	4.8% to 8.0%

(1)
Other includes student loans and other assets.

December 31, 2004
In millions of dollars
Carrying value of retained interests	$8,953
Discount rate
10%	$(162)
20%	$(313)
Constant prepayment rate
10%	$(345)
20%	$(661)
Anticipated net credit losses
10%	$(244)
20%	$(482)

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

Managed Credit Card Receivables

	2004	2003
	In millions of dollars, except loans in billions
Principal amounts, at period end
Total managed	$165.7	$158.4
Securitized amounts	(85.3)	(76.1)
Loans held-for-sale	(2.5)	—

On-balance sheet	$77.9	$82.3

Delinquencies, at period end
Total managed	$2,944	$3,392
Securitized amounts	(1,296)	(1,421)
Loans held-for-sale	(32)	—

On-balance sheet	$1,616	$1,971

Credit losses, net of recoveries, for the year ended December 31	2004	2003	2002
Total managed	$9,219	$7,694	$7,169
Securitized amounts	(4,865)	(4,529)	(3,760)
Loans held-for-sale	(214)	(221)	(355)

On-balance sheet	$4,140	$2,944	$3,054

Servicing Rights

        The fair value of capitalized mortgage loan servicing rights was $4.1 billion and $2.0 billion at December 31, 2004 and 2003, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

	2004	2003
	In millions of dollars
Balance, beginning of period	$1,980	$1,632
Originations	769	839
Purchases	2,559	301
Amortization	(628)	(471)
Gain (loss) on change in value of MSRs(1)	(16)	(39)
Provision for impairment(2)(3)	(515)	(282)

Balance, end of period	$4,149	$1,980

(1)
The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with SFAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value. A recovery of the MSR impairment is recorded when the fair value of the MSRs exceeds their carrying value, but it is limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $1.280 billion, $765 million and $1.313 billion at December 31, 2004, 2003, and 2002, respectively. Additionally, the provision for impairment was $1.159 billion in 2002. During the 2003 second quarter, the Company determined that a portion of the capitalized MSR was not recoverable and reduced both the previously recognized valuation allowance and the asset by $830 million with no impact to earnings. The provision for impairment of MSRs impacts the Consumer segment and is included in Other Revenue on the Consolidated Statement of Income.

(3)
The Company utilizes various financial instruments including swaps, option contracts, futures, principal-only securities and forward rate agreements to manage and reduce its exposure to changes in the value of MSRs. The provision for impairment does not include the impact of these instruments which serve to protect the overall economic value of the MSRs.

Variable Interest Entities

        The following table summarizes all the Company's involvement in VIEs by business segment at December 31, 2004 and 2003 both as direct participant or structurer:

Business Segments

	2004 Assets	2003(1) Assets
	In millions of dollars
Global Consumer
Credit cards	$11,564	$17,554
Leasing	504	2,429
Mortgages	1,847	2,830
Other	7,418	2,091

Total	$21,333	$24,904

Global Corporate and Investment Bank
Commercial paper conduits	$49,114	$45,134
Mortgage-backed securities	70,809	34,885
CDOs	45,516	24,050
Structured finance	186,309	134,802
Other	42,915	56,514

Total	$394,663	$295,385

Global Investment Management
Investment funds	$25,358	$25,655
Other	375	420

Total	$25,733	$26,075

Global Wealth Management
Structured Investment Vehicles	$3,546	$4,511

Total	$3,546	$4,511

Proprietary Investment Activities
Structured investment vehicles	$50,968	$53,978
Investment funds	3,443	2,446

Total	$54,411	$56,424

Total Citigroup	$499,686	$407,299

(1)
Reclassified to conform to the 2004 presentation.

        Some of the Company's private equity subsidiaries may invest in venture capital entities that may also be subject to FIN 46-R and are not included in the table above showing our VIE involvement. The Company accounts for its venture capital activities in accordance with the Investment Company Audit Guide (Audit Guide). The FASB deferred adoption of FIN 46-R for nonregistered investment companies that apply the Audit Guide. The FASB permitted nonregistered investment companies to defer consolidation of VIEs with which they are involved until a Statement of Position on the scope of the Audit Guide is finalized, which is expected in the first quarter of 2005. Following issuance of the Statement of Position, the FASB will consider further modification to FIN 46-R to provide an exception for companies that qualify to apply the revised Audit Guide. Following issuance of the revised Audit Guide and further modification, if any, to FIN 46-R, the Company will assess the effect of such guidance on its private equity business.

        The Company may provide administrative, trustee and/or investment management services to numerous personal estate trusts, which are considered VIEs under FIN 46-R, but not consolidated. These trusts are excluded from the table summarizing the Company's involvement in VIEs.

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

	December 31, 2004	December 31, 2003
	In billions of dollars
Cash	$0.4	$0.2
Trading account assets	16.8	13.9
Investments	6.6	8.4
Loans	10.7	12.2
Other assets	1.1	2.2

Total assets of consolidated VIEs	$35.6	$36.9

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $1.6 billion related to VIEs newly consolidated as a result of adopting FIN 46-R as of January 1, 2004, and $2.1 billion related to VIEs newly consolidated as a result of adopting FIN 46 at July 1, 2003. Of the $35.6 billion and $36.9 billion of total assets of VIEs consolidated by the Company at December 31, 2004 and 2003, respectively, $28.1 billion and $24.0 billion represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients, $4.8 billion and $5.6 billion represent investment vehicles that were established to provide a return to the investors in the vehicles, and $2.7 billion and $1.2 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates. The December 31, 2003 consolidated VIE balance includes $6.1 billion of trust preferred securities, which are a source of funding and regulatory capital for the Company. As a result of adopting FIN 46-R as of March 31, 2004, the trust preferred securities were deconsolidated, and the December 31, 2004 total asset balance of consolidated VIEs therefore excludes trust preferred securities.

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

        In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third-party investors through trust vehicles as a source of funding and regulatory capital, which were deconsolidated during the first quarter of 2004. One trust with assets of $206 million was deconsolidated at December 31, 2003. The Company's liabilities to the deconsolidated trusts are included in long-term debt at December 31, 2004 and 2003.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. Generally, the Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduits by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At December 31, 2004 and 2003, total assets in unconsolidated conduits were $54.2 billion and $44.3 billion, respectively. One conduit with assets of $656 million and $823 million is consolidated at December 31, 2004 and 2003, respectively.

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

        In addition to the conduits discussed above, the total assets of unconsolidated VIEs where the Company has significant involvement is $145.9 billion and $116.6 billion at December 31, 2004 and 2003, respectively, including $17.7 billion and $7.9 billion in investment-related transactions, $2.2 billion and $6.0 billion in mortgage-related transactions, $17.6 billion and $8.5 billion in CDO-type transactions, $6.4 billion and $0.2 billion in trust preferred securities, and $102.0 billion and $94.2 billion in structured finance and other transactions, respectively.

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $78 billion and $50 billion at December 31, 2004 and 2003, respectively. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 27 to the Consolidated Financial Statements.

13.   Debt

Investment Banking and Brokerage Borrowings

        Investment banking and brokerage borrowings and the corresponding weighted average interest rates at December 31 are as follows:

	2004		2003
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	In millions of dollars
Commercial paper	$17,368	2.25%	$17,626	1.07%
Bank borrowings	1,427	3.33%	918	1.23%
Other	7,004	2.32%	3,898	3.23%

Total	$25,799		$22,442

        Investment banking and brokerage borrowings are short-term in nature and include commercial paper, bank borrowings and other borrowings used to finance the operations of CGMHI, including the securities settlement process. Outstanding bank borrowings include both U.S. dollar- and non-U.S. dollar-denominated loans. The non-U.S. dollar loans are denominated in various currencies including the Japanese yen, the euro, and U.K. sterling. All of the commercial paper outstanding at December 31, 2004 and 2003 was U.S. dollar- denominated.

        CGMHI has 364-day committed uncollateralized revolving line of credit facilities with unaffiliated banks totaling $3.3 billion. These facilities have a two-year term-out provision with any borrowings maturing on various dates through 2007. CGMHI also has three-year facilities totaling $1.4 billion with unaffiliated banks with any borrowings maturing on various dates in 2007. CGMHI may borrow under these revolving credit facilities at various interest rate options (LIBOR, Fed Funds or base rate) and compensates the banks for these facilities through facility fees. At December 31, 2004, there were no outstanding borrowings under these facilities. CGMHI also has committed long-term financing facilities with unaffiliated banks. At December 31, 2004, CGMHI had drawn down the full $1.5 billion then available under these facilities. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). CGMHI compensates the banks for these facilities through facility fees. Under all of these facilities, CGMHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At December 31, 2004, this requirement was exceeded by approximately $6.8 billion. CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings with weighted average interest rates as follows:

	2004		2003
	Balance	Weighted Average	Balance	Weighted Average
	In millions of dollars at year end
Commercial paper
Citigroup Parent Company	$—	—	$381	0.84%
Citicorp and Subsidiaries	8,270	2.28%	14,712	1.25%

	8,270		15,093
Other borrowings	22,698	2.56%	21,094	1.81%

Total	$30,968		$36,187

        Citigroup and Citicorp issue commercial paper directly to investors. Citigroup and Citicorp, both of which are bank holding companies, maintain combined liquidity reserves of cash and securities to support their combined outstanding commercial paper.

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

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, has an unutilized credit facility of Canadian $1.0 billion as of December 31, 2004 that matures in October 2005. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the agreements). At December 31, 2004, this requirement was exceeded by approximately $76.5 billion. Citicorp has also guaranteed various other debt obligations of Associates and CitiFinancial Credit Company, each an indirect subsidiary of Citicorp.

Long-Term Debt

	Weighted Average Coupon	Maturities	2004	2003
	In millions of dollars at year end
Citigroup Parent Company
Senior notes(1)	4.17%	2005-2034	$68,119	$53,452
Subordinated notes	5.46%	2015-2033	14,243	10,734
Junior subordinated notes relating to trust preferred securities(2)	6.69%	2031-2036	5,551	200
Citicorp and Subsidiaries
Senior notes	4.41%	2005-2037	68,173	56,880
Subordinated notes	6.67%	2005-2033	4,808	5,071
Junior subordinated notes relating to trust preferred securities(2)	7.98%	2027	846	—
Citigroup Global Markets Holdings Inc.
Senior notes	3.60%	2005-2097	45,139	35,490
Subordinated notes	3.04%	2005-2006	98	130
Travelers Insurance Company	12.00%	2014	5	8
Other
Secured debt	2.42%	2005-2044	928	737

Total			$207,910	$162,702

Senior notes			$181,431	$145,822
Subordinated notes			19,149	15,935
Junior subordinated notes relating to trust preferred securities(2)			6,397	200
Other			933	745

Total			$207,910	$162,702

(1)
Includes $250 million of notes maturing in 2098.

(2)
As of December 31, 2003, Citigroup deconsolidated the Citigroup Capital III Trust under FIN 46. The remaining trust preferred securities were deconsolidated during the 2004 first quarter in accordance with FIN 46-R. The resulting liabilities to the trust companies are included as a component of long-term debt.

        The Company issues both U.S. dollar- and non-U.S. dollar- denominated fixed and variable rate debt. The Company utilizes derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds with the maturity structure of the debt being hedged. In addition, the Company utilizes other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2004, the Company's overall weighted average interest rate for long-term debt was 4.35% on a contractual basis and 3.50% including the effects of derivative contracts.

        Aggregate annual maturities on long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

	2005	2006	2007	2008	2009	Thereafter
	In millions of dollars
Citigroup Parent Company	$11,478	$10,186	$8,877	$6,692	$7,570	$43,110
Citicorp and Subsidiaries	18,170	18,031	13,722	8,222	6,022	9,660
Citigroup Global Markets Holdings Inc.	6,789	9,786	6,010	5,109	7,874	9,669
Travelers Insurance Company	—	—	—	—	—	5
Other	$195	$250	$165	$227	$11	$80

Total	$36,632	$38,253	$28,774	$20,250	$21,477	$62,524

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

        As of December 31, 2003 and prior, these Trusts were consolidated subsidiaries of Citigroup. As a result, the related Trust Securities were classified as "Citigroup or subsidiary-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of—Parent or Subsidiary" on Citigroup's Consolidated Balance Sheet. In addition, the related interest expense was included in the Consolidated Statement of Income.

        In 2004, Citigroup adopted FIN 46-R, which resulted in the assets and liabilities, as well as the related income and expenses of the Trusts, being excluded from Citigroup's Consolidated Financial Statements. However, the subordinated debentures issued by the Citigroup subsidiaries and purchased by the Trusts remain on Citigroup's Consolidated Balance Sheet. In addition, the related interest expense continues to be included within the Consolidated Income Statement.

        For Regulatory Capital purposes, these Trust Securities remain a component of Tier 1 Capital. See "Capital Resources and Liquidity" section on page 62.

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at December 31, 2004:

						Junior Subordinated Debentures Owned by Trust
					Common Shares Issued to Parent
Trust Securities with Distributions Guaranteed by:	Issuance Date	Securities Issued	Liquidation Value(1)	Coupon Rate		Amount	Maturity	Redeemable by Issuer Beginning
	In millions of dollars, except share amounts
Citigroup:
Citigroup Capital II	Dec. 1996	400,000	$400	7.750%	12,372	$412	Dec. 1, 2036	Dec. 1, 2006
Citigroup Capital III	Dec. 1996	200,000	200	7.625%	6,186	206	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	24,000,000	600	6.000%	742,269	619	Sept. 27, 2034	Sept. 27, 2009

Total parent-obligated			$5,350			$5,515

Subsidiaries:
Citicorp Capital I	Dec. 1996	300,000	$300	7.933%	9,000	$309	Feb. 15, 2027	Feb. 15, 2007
Citicorp Capital II	Jan. 1997	450,000	450	8.015%	13,500	464	Feb. 15, 2027	Feb. 15, 2007

Total subsidiary-obligated			$750			$773

        In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital II and III and Citicorp Capital I and II, on which distributions are payable semiannually.

        On September 27, 2004, Citigroup issued $600 million in Trust Preferred Securities (Citigroup XI). On October 14, 2004, Citigroup redeemed for cash all of the $600 million Trust Preferred Securities of Citigroup Capital VI, at the redemption price of $25 per preferred security plus any accrued distribution to but excluding the date of redemption.

        During 2003, the Company redeemed Citigroup Capital IV, Citigroup Capital V, SSBH Capital I, and Citicorp Capital III.

14.   Goodwill and Intangible Assets

        During 2004 and 2003, no goodwill was impaired or written off. During the fourth quarter of 2004, the Company recorded approximately $118 million of goodwill in connection with the acquisition of Knight Trading. During the third quarter of 2004, the Company recorded approximately $102 million of goodwill in connection with the acquisition of Principal Residential Mortgage, Inc. During the second quarter of 2004, the Company recorded approximately $2.2 billion of goodwill in connection with the acquisition of KorAm. During the first quarter of 2004, the Company recorded approximately $890 million of goodwill in connection with the acquisition of WMF. Subsequently, $130 million of the WMF goodwill was reclassified during the 2004 second quarter to establish a deferred tax asset. The Company recorded goodwill of approximately $780 million during the fourth quarter of 2003, primarily related to the acquisition of Sears. During the 2003 third quarter, the Company recorded goodwill of approximately $170 million in connection with the acquisition of the remaining ownership interest in Diners Club Europe and reduced goodwill by $25 million in connection with the sale of a business in the Consumer segment.

        The changes in goodwill during 2004 and 2003 were as follows:

	Global Consumer	Global Corporate and Investment Bank	Global Wealth Management	Global Investment Management	Total
	In millions of dollars
Balance at January 1, 2003(1)	$19,073	$4,372	$377	$3,139	$26,961
Goodwill acquired during 2003	890	60	—	—	950
Other(2)	42	(157)	(1)	(214)	(330)

Balance at December 31, 2003(1)	$20,005	$4,275	$376	$2,925	$27,581
Goodwill acquired during 2004	2,072	990	118	—	3,180
Other(2)	702	552	1	(24)	1,231

Balance at December 31, 2004	$22,779	$5,817	$495	$2,901	$31,992

(1)
Reclassified to conform to the 2004 presentation.

(2)
Other changes in goodwill primarily reflects foreign exchange effects on non-dollar denominated goodwill, as well as purchase accounting adjustments.

        The components of intangible assets were as follows:

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount
	In millions of dollars
Purchased credit card relationships	$7,040	$2,366	$4,674	$7,132	$1,841	$5,291
Mortgage servicing rights(1)	8,099	3,950	4,149	5,160	3,180	1,980
Core deposit intangibles	1,158	318	840	1,084	216	868
Other customer relationships	1,089	497	592	921	412	509
Present value of future profits	781	474	307	608	450	158
Other(2)	4,129	692	3,437	4,334	485	3,849

Total amortizing intangible assets	$22,296	$8,297	$13,999	$19,239	$6,584	$12,655
Indefinite-lived intangible assets			1,272			1,226

Total intangible assets			$15,271			$13,881

(1)
Accumulated amortization of mortgage servicing rights includes the related valuation allowance. The assumptions used to value mortgage servicing rights are described in Note 1 to the Consolidated Financial Statements.

(2)
Includes contract-related intangible assets.

        At December 31, 2004 and 2003, $1.272 billion and $1.226 billion of the Company's acquired intangible assets, including $817 million and $776 million of asset management and administration contracts, $410 million and $405 million of trade names and $45 million and $45 million of other intangible assets were considered to be indefinite-lived and not subject to amortization. All other acquired intangible assets are subject to amortization.

        The intangible assets recorded during 2004 and their respective amortization periods were as follows:

	2004	Weighted-Average Amortization Period in Years
	In millions of dollars
Mortgage servicing rights	$3,328	6
Purchased credit card relationships and other customer relationships	310	8
Other intangibles	272	15

Total intangible assets recorded during the period(1)	$3,910

(1)
There was no significant residual value estimated for the intangible assets recorded during 2004.

        During the third quarter of 2004, the Company recorded approximately $2.2 billion in mortgage servicing right intangibles in connection with the acquisition of Principal Residential Mortgage, Inc. During the second quarter of 2004, the Company recorded approximately $170 million of customer relationship intangibles, $81 million of core deposit intangibles and $41 million of other intangibles in connection with the KorAm acquisition. During the first quarter of 2004, the Company recorded approximately $140 million of customer relationship intangibles for the WMF acquisition. The Company also recorded in the first quarter of 2004 approximately $150 million of intangibles representing the present value of future profits associated with an acquired insurance portfolio.

        Intangible assets amortization expense was $1,492 million, $1,192 million and $858 million for 2004, 2003 and 2002, respectively. Intangible assets amortization expense is estimated to be $1,804 million in 2005, $1,763 million in 2006, $1,631 million in 2007, $1,502 million in 2008, and $1,347 million in 2009.

15. Insurance Policy and Claims Reserves

        At December 31, insurance policy and claims reserves consisted of the following:

	2004	2003
	In millions of dollars
Benefits and loss reserves
Property-casualty(1)	$1,517	$1,620
Life and annuity	13,508	12,417
Accident and health	1,927	1,722
Unearned premiums	1,168	917
Policy and contract claims	1,057	802

	$19,177	$17,478

(1)
Property-casualty amounts have been 100% ceded to St. Paul Travelers.

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

        Reinsurance amounts included in the Consolidated Statement of Income for the years ended December 31 were as follows:

	Gross Amount	Ceded	Net Amount
	In millions of dollars
2004
Premiums
Property-casualty insurance	$118	$(19)	$99
Life insurance	3,892	(423)	3,469
Accident and health insurance	639	(214)	425

	$4,649	$(656)	$3,993

Claims incurred	$3,286	$(885)	$2,401

2003
Premiums
Property-casualty insurance	$142	$(1)	$141
Life insurance	3,746	(384)	3,362
Accident and health insurance	479	(233)	246

	$4,367	$(618)	$3,749

Claims incurred	$3,367	$(797)	$2,570

2002
Premiums
Property-casualty insurance	$368	$(88)	$280
Life insurance	3,212	(330)	2,882
Accident and health insurance	490	(242)	248

	$4,070	$(660)	$3,410

Claims incurred	$3,005	$(790)	$2,215

        Reinsurance recoverables, net of valuation allowance, at December 31, 2004 and 2003 include amounts recoverable on unpaid and paid losses and were as follows:

	2004	2003
	In millions of dollars
Life business	$1,178	$1,092
Property-casualty business
Pools and associations	1,517	1,627
Other reinsurance	2,088	1,858

Total	$4,783	$4,577

17. Restructuring-Related Items

        The status of the 2004, 2003, and 2002 restructuring initiatives are summarized in the following table:

Restructuring Reserve Activity

	Restructuring Initiatives
	2004	2003	2002
	In millions of dollars
Restructuring-related charges	$1	$—	$65
Purchase price allocations related to acquisitions(1)	71	82	186
Utilization during:(2)
2004	(25)	(55)	—
2003	—	—	(173)
2002	—	—	(68)

	(25)	(55)	(241)

Other(3)	(28)	(6)	(10)

Balance at December 31, 2004	$19	$21	$—

(1)
Represents additions to restructuring liabilities arising from acquisitions.

(2)
Utilization amounts include foreign currency translation effects on the restructuring reserve.

(3)
Primarily represents the changes in estimates from 2004 restructuring initiatives of $28 million, 2003 restructuring initiatives of $6 million, and 2002 restructuring initiatives of $9 million.

        During 2004, Citigroup recognized $1 million of restructuring charges for the WMF acquisition and $71 million in the purchase price allocation for integration of operations relating to the acquisitions of WMF, KorAm, and PRMI.

        Of the $71 million, $21 million was recognized as a liability in the purchase price allocation related to WMF ($4 million for employee severance and $17 million for existing leasehold and other contractual obligations), $33 million related to KorAm ($26 million for employee severance and $7 million for leasehold and other contractual obligations), and $17 million related to PRMI ($9 million for employee severance and $8 million for leasehold and other contractual obligations).

        Through December 31, 2004, $25 million of the 2004 restructuring reserve has been utilized, of which $7 million for severance and $5 million for leasehold and other exit costs have been paid in cash, while $13 million is for other specifically identified contractual obligations. Approximately 125 and 250 staff positions have been eliminated in connection with the WMF and PRMI acquisitions, respectively.

        During 2003, Citigroup recorded a restructuring reserve of $82 million in the purchase price allocation of Sears for the integration of its operations and operating platforms within the Global Consumer business. Of the $82 million, $47 million related to employee severance and $35 million related to exiting leasehold and other contractual obligations.

        Through December 31, 2004, $55 million of the 2003 restructuring reserve has been utilized, of which $31 million for severance and $3 million for leasehold and other exit costs have been paid in cash, while $21 million is for other specifically identified contractual obligations. Approximately 2,600 staff positions have been eliminated under this program.

        During 2002, Citigroup recorded restructuring charges of $65 million, of which $42 million related to the downsizing of Global Consumer and GCIB operations in Argentina, and $23 million related to the acquisition of GSB and the integration of its operations within the Global Consumer business. These restructuring charges were expensed and are included in "Restructuring-related items" in the Consolidated Statement of Income. In addition, a restructuring reserve of $186 million was also recognized as a liability in the purchase price allocation of GSB for the integration of operations and operating platforms. The 2002 reserves included $150 million related to employee severance and $101 million related to exiting leasehold and other contractual obligations.

        Through December 31, 2004, $241 million of the 2002 restructuring reserve has been utilized, of which $128 million for employee severance and $77 million for leasehold and other exit costs have been paid in cash, while $36 million is for other specifically identified contractual obligations. Approximately 4,650 staff positions have been eliminated under these programs, including approximately 2,600 staff positions in connection with the GSB acquisition.

        Restructuring-related items included in the Consolidated Statement of Income for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
	In millions of dollars
Restructuring charges	$1	$—	$65
Changes in estimates	(6)	(46)	(88)
Accelerated depreciation	—	—	8

Total restructuring-related items	$(5)	$(46)	$(15)

        Changes in estimates are attributable to facts and circumstances arising subsequent to an original restructuring charge. Changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives during 2004 resulted in reducing the reserve for 2004 and 2003 restructuring initiatives by $28 million and $6 million, respectively, both of which were recorded as adjustments to the liability in the purchase price allocations. In addition, a $5 million reduction for 2002 restructuring initiatives and a $1 million reduction in the reserve for prior years' restructuring initiatives were recorded in the line "Restructuring-related items" in the Consolidated Statement of Income.

        During 2003, changes in estimates resulted in reducing the reserve for 2002 restructuring initiatives by $13 million and the reserve for prior years' restructuring initiatives by $33 million. During 2002, changes in estimates resulted in the reduction of the reserve for 2002 restructuring initiatives by $2 million and the reserve for prior years' restructuring initiatives by $86 million.

        The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges (in addition to normal scheduled depreciation on those assets) were recognized. There were no accelerated depreciation charges recognized in both 2004 and 2003, while an $8 million charge was recognized in 2002.

18. Income Taxes

	2004	2003	2002
	In millions of dollars
Current
Federal	$4,064	$4,030	$4,158
Foreign	3,076	2,809	2,454
State	752	495	590

Total current income taxes	7,892	7,334	7,202

Deferred
Federal	(1,080)	553	(326)
Foreign	396	233	159
State	(299)	75	(37)

Total deferred income taxes	(983)	861	(204)

Provision for income tax on continuing operations before minority interest(1)	6,909	8,195	6,998
Provision for income tax on discontinued operations	—	—	360
Provision (benefit) for income taxes on cumulative effect of accounting change	—	—	(14)
Income tax expense (benefit) reported in stockholders' equity related to:
Foreign currency translation	146	(327)	(1,071)
Securities available-for-sale	48	456	548
Employee stock plans	(474)	(363)	(381)
Cash flow hedges	(270)	(154)	575
Other	—	—	(26)

Income taxes before minority interest	$6,359	$7,807	$6,989

(1)
Includes the effect of securities transactions resulting in a provision of $291 million in 2004, $178 million in 2003, and $(172) million in 2002.

        The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate applicable to income from continuing operations (before minority interest and the cumulative effect of accounting changes) for the years ended December 31 was as follows:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.4%	1.4%	1.8%
Foreign income tax rate differential	(4.2)%	(3.1)%	(2.1)%
Other, net	(3.6)%	(2.2)%	(0.6)%

Effective income tax rate	28.6%	31.1%	34.1%

        Deferred income taxes at December 31 related to the following:

	2004	2003
	In millions of dollars
Deferred tax assets
Credit loss deduction	$2,893	$3,351
Differences in computing policy reserves	365	538
Deferred compensation	1,277	1,256
Employee benefits	464	416
Restructuring and settlement reserves	3,682	673
Interest-related items	571	494
Foreign and state loss carryforwards	16	289
Other deferred tax assets	1,986	2,383

Gross deferred tax assets	11,254	9,400
Valuation allowance	16	320

Deferred tax assets after valuation allowance	11,238	9,080

Deferred tax liabilities
Investments	(2,494)	(2,604)
Unremitted foreign earnings	(806)	(343)
Deferred policy acquisition costs and value of insurance in force	(1,486)	(1,272)
Leases	(2,705)	(2,220)
Fixed assets	(1,001)	(794)
Intangibles	(842)	(600)
Other deferred tax liabilities	(554)	(618)

Gross deferred tax liabilities	(9,888)	(8,451)

Net deferred tax asset	$1,350	$629

        Foreign pretax earnings approximated $10.5 billion in 2004, $8.6 billion in 2003, and $8.7 billion in 2002. As a U.S. corporation, Citigroup and its U.S. subsidiaries are subject to U.S. taxation currently on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2004, $10.0 billion of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $2.7 billion would have to be provided if such earnings were remitted currently. The current year's effect on the income tax expense from continuing operations is included in the reconciliation of the federal statutory rate to the Company's effective income tax rate.

        The Homeland Investment Act provision of the American Jobs Creation Act of 2004 ("2004 Tax Act") is intended to provide companies with a one time 85% reduction in the U.S. net tax liability on cash dividends paid by foreign subsidiaries in 2005, to the extent that they exceed a baseline level of dividends paid in prior years. The provisions of the Act are complicated and companies, including Citigroup, are awaiting clarification of several provisions from the Treasury Department. The Company is still evaluating the provision and the effects it would have on the financing of the Company's foreign operations. In accordance with FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," the Company has not recognized any income tax effects of the repatriation provisions of the Act in its 2004 financial statements and will not do so until the above issues are resolved, sometime in 2005. The reasonably possible amounts that may be repatriated in 2005 that would be subject to the provision of the Act range from $0 to $3.2 billion. The related potential income tax effects range from a tax benefit of $0 to a tax benefit of $50 million, under current law.

        Income taxes are not provided for on the Company's life insurance subsidiaries' "policyholders' surplus account" because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by federal law. This "account" aggregated $982 million (subject to a tax of $344 million) at December 31, 2004. The 2004 Tax Act provides that this "account" can be reduced directly by distributions made by the life insurance subsidiaries in 2005 and 2006. The Company intends to make sufficient distributions to eliminate this "account" within the timeframe permitted under the Act.

        Income taxes are not provided for on the Company's "savings bank base year bad debt reserves" because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2004, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $125 million).

        The 2004 net change in the valuation allowance related to deferred tax assets was a decrease of $304 million, primarily relating to a release of $234 million as a result of changes to the foreign tax credit rules contained in the 2004 Tax Act. The valuation allowance of $16 million at December 31, 2004 relates to state tax loss carryforwards. Management believes that the realization of the recognized net deferred tax asset (after valuation allowance) of $1,350 million is more likely than not based on existing carryback ability and expectations as to future taxable income in the jurisdictions in which it operates. The Company, which has a history of strong earnings, has reported pretax financial statement income from continuing operations of approximately $24 billion, on average, over the last three years.

19. Preferred Stock and Stockholders' Equity

Perpetual Preferred Stock

        The following table sets forth the Company's perpetual preferred stock outstanding at December 31:

					Carrying Value
		Redeemable in Whole or in Part on or After(1)	Redemption Price Per Share(2)	Number of Shares
	Rate				2004	2003
					(in millions of dollars)
Series F(3)	6.365%	June 16, 2007	$250	1,600,000	$400	$400
Series G(3)	6.213%	July 11, 2007	$250	800,000	200	200
Series H(3)	6.231%	September 8, 2007	$250	800,000	200	200
Series M(3)	5.864%	October 8, 2007	$250	800,000	200	200
Series V(4)	Fixed/Adjustable	February 15, 2006	$500	250,000	125	125

					$1,125	$1,125

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

Regulatory Capital

        Citigroup and Citicorp are subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System (FRB), and their U.S. insured depository institution subsidiaries, including Citibank, N.A., are subject to similar guidelines issued by their respective primary federal bank regulatory agencies. These guidelines are used to evaluate capital adequacy and include the required minimums shown in the following table.

        The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2004 and 2003, all of Citicorp's U.S. insured subsidiary depository institutions were "well capitalized."

        At December 31, 2004, regulatory capital as set forth in guidelines issued by the U.S. federal bank regulators is as follows:

	Required Minimum	Well Capitalized Minimum		Citigroup	Citicorp	Citibank, N.A.
	In millions of dollars
Tier 1 Capital				$74,415	$60,113	$41,702
Total Capital(1)				100,899	87,118	61,965
Tier 1 Capital Ratio	4.0%	6.0%		8.74%	8.69%	8.42%
Total Capital Ratio(1)	8.0%	10.0%		11.85%	12.59%	12.51%
Leverage Ratio(2)	3.0%	5.0	%(3)	5.20%	6.74%	6.28%

(1)
Total Capital includes Tier 1 and Tier 2.

(2)
Tier 1 Capital divided by adjusted average assets.

(3)
Applicable only to depository institutions. For bank holding companies to be "well capitalized" they must maintain a minimum leverage ratio of 3%.

        There are various legal limitations on the extent to which Citicorp's banking subsidiaries may pay dividends to their parents. Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies in 2005, without regulatory approval, of approximately $11.6 billion adjusted by the effect of their net income (loss) for 2005 up to the date of any such dividend declaration. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that its bank subsidiaries can directly or through their parent holding company distribute dividends to Citicorp of approximately $10.6 billion of the available $11.6 billion, adjusted by the effect of their net income (loss) up to the date of any such dividend declaration.

        Travelers Insurance Company (TIC) is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $908 million of statutory surplus is available by the end of the year 2005 for such dividends without the prior approval of the Connecticut Insurance Department. Certain of the Company's U.S. and non-U.S. broker/dealer subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The principal regulated subsidiaries, their net capital requirements or equivalent and excess over the minimum requirement as of December 31, 2004 are as follows:

Subsidiary	Jurisdiction	Net Capital or Equivalent	Excess Over Minimum Requirement
		In millions of dollars
Citigroup Global Markets Inc.	U.S. Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1)	$4,488	$3,879
Citigroup Global Markets Limited	United Kingdom's Financial Services Authority	$7,356	$1,904

20.   Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-year period ended December 31, 2004 are as follows:

	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Changes in Equity from Nonowner Sources
	In millions of dollars
Balance, January 1, 2002	$852	$(1,864)	$168	$(844)
Increase in net unrealized gains on investment securities, net of tax(1)	792	—	—	792
Add: Reclassification adjustment for losses included in net income, net of tax(1)	313	—	—	313
Foreign currency translation adjustment, net of tax(2)	—	(1,528)	—	(1,528)
Cash flow hedges, net of tax	—	—	1,074	1,074

Change	1,105	(1,528)	1,074	651

Balance, December 31, 2002	1,957	(3,392)	1,242	(193)
Increase in net unrealized gains on investment securities, net of tax(3)	1,283	—	—	1,283
Less: Reclassification adjustment for gains included in net income, net of tax(3)	(332)	—	—	(332)
Foreign currency translation adjustment, net of tax(4)	—	(1,073)	—	(1,073)
Cash flow hedges, net of tax	—	—	(491)	(491)

Change	951	(1,073)	(491)	(613)

Balance, December 31, 2003	2,908	(4,465)	751	(806)
Increase in net unrealized gains on investment securities, net of tax	265	—	—	265
Less: Reclassification adjustment for gains included in net income, net of tax	(540)	—	—	(540)
Foreign currency translation adjustment, net of tax(5)	—	1,355	—	1,355
Cash flow hedges, net of tax	—	—	(578)	(578)

Current period change	(275)	1,355	(578)	502

Balance, December 31, 2004	$2,633	$(3,110)	$173	$(304)

(1)
Primarily reflects the impact of a declining interest rate yield curve on fixed income securities and realized losses resulting from the sale of securities offset by the distribution of TPC.

(2)
Primarily reflects the $595 million after-tax impact of translating Argentina's net assets into the U.S. dollar equivalent and the decline in the Mexican peso against the U.S. dollar. As a result of government actions in Argentina, which began in the fourth quarter of 2001, the functional currency of the Argentine branch and subsidiaries was changed in the 2002 first quarter from the U.S. dollar to the Argentine peso.

(3)
Primarily reflects an increase in the investment portfolio due to incremental purchases and the impact of declining interest rates coupled with spread tightening, partially offset by realized gains resulting from the sale of securities.

(4)
Reflects, among other items, the decline in the Mexican peso against the U.S. dollar and changes in related tax effects.

(5)
Reflects, among other items, the movements in the Japanese yen, euro, Korean won, Mexican peso, British pound, and the Polish zloty against the U.S. dollar and changes in related tax effects.

21.   Earnings Per Share

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31:

	2004	2003	2002
	In millions, except per share amounts
Income from continuing operations before cumulative effect of accounting change	$17,046	$17,853	$13,448
Discontinued operations	—	—	1,875
Cumulative effect of accounting change	—	—	(47)
Preferred dividends	(68)	(71)	(83)

Income available to common stockholders for basic EPS	16,978	17,782	15,193
Effect of dilutive securities	—	—	—

Income available to common stockholders for diluted EPS	$16,978	$17,782	$15,193

Weighted average common shares outstanding applicable to basic EPS	5,107.2	5,093.3	5,078.0

Effect of dilutive securities:
Options	44.3	47.1	47.4
Restricted and deferred stock	55.9	52.3	39.7
Convertible securities	—	0.9	1.1

Adjusted weighted average common shares outstanding applicable to diluted EPS	5,207.4	5,193.6	5,166.2

Basic earnings per share
Income from continuing operations before cumulative effect of accounting change	$3.32	$3.49	$2.63
Discontinued operations	—	—	0.37
Cumulative effect of accounting change	—	—	(0.01)

Net income	$3.32	$3.49	$2.99

Diluted earnings per share
Income from continuing operations before cumulative effect of accounting change	$3.26	$3.42	$2.59
Discontinued operations	—	—	0.36
Cumulative effect of accounting change	—	—	(0.01)

Net income	$3.26	$3.42	$2.94

        During 2004, 2003 and 2002, weighted average options of 98.4 million shares, 149.8 million shares and 223.6 million shares with weighted average exercise prices of $49.60 per share, $46.08 per share, and $44.79 per share, respectively, were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock.

22.   Incentive Plans

        The Company has adopted a number of equity compensation plans under which it administers stock options, restricted/deferred stock and stock purchase programs to attract, retain and motivate officers and employees, to compensate them for their contributions to the growth and profits of the Company, and to encourage employee stock ownership. All of the plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is composed entirely of independent non-employee directors. At December 31, 2004, approximately 438 million shares were authorized for grant under Citigroup's stock incentive plans.

Stock Option Programs

        The Company has a number of stock option programs for its directors, officers and employees. Options are granted on Citigroup common stock at the market value at the time of grant. Options granted in 2004 and 2003 typically vest 33% each year for three years, with the first vesting date occurring 17 months after the grant date. The options granted in 2004 and 2003 have a term of six years. Also, the sale of underlying shares acquired through the exercise of options granted in 2004 and 2003 is restricted for a two-year period. Prior to 2003, options were granted for a period of ten years. Generally, prior to 2003, Citigroup options, including options granted under Travelers' predecessor plans and options granted since the date of the merger of Citicorp and Travelers Group Inc., vest at a rate of 20% per year, with the first vesting date generally occurring 12 to 18 months following the grant date. Generally, 50% of the options granted under Citicorp predecessor plans prior to the merger were exercisable beginning on the third anniversary and 50% beginning on the fourth anniversary of the date of grant. Options granted under Associates' predecessor plans vested in 2001 at the time of the merger with Citigroup. Certain options, mostly granted prior to January 1, 2003, permit an employee exercising an option under certain conditions to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months.

        To further encourage employee stock ownership, the Company's eligible employees participate in WealthBuilder, CitiBuilder, or the Citigroup Ownership Program. Options granted under the WealthBuilder and the Citigroup Ownership program vest over a five-year period, whereas options granted under the CitiBuilder program vest after five years. These options do not have a reload feature. Beginning in 2003, new options are no longer being granted under these programs.

        The Company redesigned its equity incentive programs for the 2004 compensation year. In January 2005, equity incentive awards were granted to eligible employees in the form of restricted or deferred stock under the Capital Accumulation Program (CAP), and stock options are only granted to CAP participants who elect to receive them. The stock options carry the same vesting period as the restricted or deferred stock awards, have a six-year term and an exercise price equal to 100% of fair market value on the grant date.

        Information with respect to stock option activity under Citigroup stock option plans for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	359,376,198	$37.07	380,274,611	$36.09	390,732,697	$33.74
Granted-original	27,520,987	49.05	43,649,005	32.35	79,876,755	40.35
Granted-reload	12,725,607	49.99	13,956,702	44.21	10,248,798	40.94
Forfeited or exchanged(1)	(16,606,946)	43.27	(22,454,416)	40.27	(49,735,340)	35.70
Expired	(1,635,927)	48.12	(5,545,698)	48.66	(10,021,156)	48.51
Exercised	(50,469,140)	29.89	(50,504,006)	24.39	(40,827,143)	20.99

Outstanding, end of year	330,910,779	$39.28	359,376,198	$37.07	380,274,611	$36.09

Exercisable at year end	214,952,186		199,263,927		192,109,773

(1)
Includes 29.4 million options in 2002 that were exchanged for TPC options.

        The following table summarizes the information about stock options outstanding under Citigroup stock option plans at December 31, 2004:

	Options Outstanding
				Options Exercisable
		Weighted Average Contractual Life Remaining
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.12 - $ 9.99	1,045,039	1.1 years	$8.23	1,045,039	$8.23
$10.00 - $19.99	8,663,464	1.9 years	15.77	8,410,855	15.68
$20.00 - $29.99	51,141,089	3.3 years	22.87	50,856,774	22.86
$30.00 - $39.99	57,353,781	4.8 years	33.08	27,208,275	33.26
$40.00 - $49.99	198,224,144	5.6 years	45.57	113,078,836	45.44
$50.00 - $56.83	14,483,262	4.0 years	51.87	14,352,407	51.87

	330,910,779	4.9 years	$39.28	214,952,186	$37.64

Stock Award Programs

        The Company, primarily through its Capital Accumulation Program (CAP), issues shares of Citigroup common stock in the form of restricted or deferred stock to participating officers and employees. Restricted or deferred stock awards granted in 2003 and 2004 generally vest after a two- or three-year vesting period, during which time the stock cannot be sold or transferred by the participant, and is subject to total or partial cancellation if the participant's employment is terminated. CAP awards granted in January 2005 generally vest 25% per year over four years, except for certain employees at Smith Barney whose awards vest after two years. CAP participants may elect to receive part of their award in stock options. The figures in the two previous tables include options granted under CAP. Unearned compensation expense associated with the stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

        In 2003, special equity awards were issued to certain employees in the Global Corporate and Investment Bank and Citigroup International businesses. The awards are not discounted and vest over a three-year term beginning on July 12, 2003, with one-sixth of the award vesting every six months. Until the shares vest, a recipient may not transfer the shares. After they vest, the shares become freely transferable (subject to the stock ownership commitment).

        From the date of award, the recipient of a restricted stock award can direct the vote on the shares and receive regular dividends. Recipients of deferred stock awards receive dividend equivalents and cannot vote.

        During 2004 and 2003, Citigroup granted restricted or deferred shares under the Citigroup Ownership Program (COP) to eligible employees. This program replaces the WealthBuilder, CitiBuilder, and Citigroup Ownership stock option programs. Employees are issued either restricted or deferred shares of Citigroup common stock that vest after three years, during which time the stock cannot be sold or transferred by the participant. Unearned compensation expense associated with the stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

        Information with respect to stock awards is as follows:

	2004	2003	2002
Shares awarded	38,662,598	57,559,301	37,730,860
Weighted average fair market value per share	$38.65	$34.07	$41.82
After-tax compensation cost charged to earnings (in millions of dollars)	$922	$903	$766

Stock Purchase Program

        The Citigroup 2003 Stock Purchase Program, which is administered under the Citigroup 2000 Stock Purchase Plan, as amended, allows eligible employees of Citigroup to enter into fixed subscription agreements to purchase shares in the future at the lesser of the offering price on the first day of the offering period or the closing price at the end of the offering period. For the June 15, 2003 offering only, subject to certain limits, enrolled employees are permitted to make one purchase prior to the expiration date. The purchase price of the shares is paid with accumulated payroll deductions plus interest. Shares of Citigroup's common stock delivered under the Citigroup 2003 Stock Purchase Program may be sourced from authorized and unissued or treasury shares. The offering under the Citigroup 2003 Stock Purchase Program was made on June 15, 2003. In June 2004, an additional offering was made to new employees. The program ends in July 2005. The original offering under the Citigroup Stock Purchase Program was in August 2000. Under this offering, eligible employees of Citigroup were able to enter into fixed subscription agreements to purchase shares in the future at the market value on the date of the agreements. In 2001, three additional offerings were made to new employees in April, August, and November 2001. In March 2002, an additional offering was made to new employees.

        Following is the share price under both Stock Purchase Programs. The fixed price for the June 2003 offering was $44.10. The fixed price for the June 2004 offering was $46.74. The fixed price for the 2000 program in August 2000 was $49.36 per share. The fixed prices for the offerings made in April, August, and November 2001 were $41.95, $46.83 and $42.45, respectively. The fixed price for the offering made in March 2002 was $42.20.

	2004	2003	2002
Outstanding subscribed shares at beginning of year	8,336,245	—	22,796,355
Subscriptions entered into	495,144	8,784,380	363,970
Shares purchased	(365,591)	(65)	(19,794)
Canceled or terminated(1)	(1,353,120)	(448,070)	(23,140,531)

Outstanding subscribed shares at end of year	7,112,678	8,336,245	—

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

Fair Value Assumptions

        SFAS 123 requires that reload options be treated as separate grants from the related original grants. Pursuant to the terms of currently outstanding reloadable options, upon exercise of an option, employees use previously owned shares to pay the exercise price and surrender shares otherwise to be received for related tax withholding, and receive a reload option covering the same number of shares used for such purposes. Reload options vest at the end of a six-month period and carry the same expiration date on the option that gave rise to the reload grant. Reload options are intended to encourage employees to exercise options at an earlier date and to retain the shares so acquired, in furtherance of the Company's long-standing policy of encouraging increased employee stock ownership. The result of this program is that employees generally will exercise options as soon as they are able and, therefore, these options have shorter expected lives. Shorter option lives result in lower valuations. However, such values are expensed more quickly due to the shorter vesting period of reload options. In addition, since reload options are treated as separate grants, the existence of the reload feature results in a greater number of options being valued.

        Shares received through option exercises under the reload program, as well as certain other options granted, are subject to restrictions on sale. Discounts have been applied to the fair value of options granted to reflect these sale restrictions.

        Additional valuation and related assumption information for Citigroup option plans, including the Citigroup 2003 Stock Purchase Program, is presented below. For 2004, Citigroup utilized a binomial model to value stock options. For 2003 and prior grants, the Black-Scholes valuation model was utilized.

For Options Granted During	2004	2003	2002
Weighted average fair value
Option	$6.82	$6.92	$9.47
Weighted average expected life
Original grants	4.54 years	3.45 years	3.5 years
Reload grants	3.28 years	2 years	2 years
Stock Purchase Program grants	1.07 years	2.1 years	—
Valuation assumptions
Expected volatility	25.98%	37.74%	37.19%
Risk-free interest rate	2.84%	2.00%	3.86%
Expected annual dividends per share			$0.92
For grants before July 14, 2003		$0.92
For grants on or after July 14, 2003		$1.54
Expected dividend yield	2.96%
Expected annual forfeitures
Original and reload grants	7%	7%	7%
Stock Purchase Program grants	10%	10%	—

23.   Retirement Benefits

        The Company has several non-contributory defined benefit pension plans covering substantially all U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. The following tables summarize the components of net benefit expense recognized in the Consolidated Statement of Income and the funded status and amounts recognized in the Consolidated Balance Sheet for the Company's U.S. qualified plans and significant plans outside the United States. The Company uses a December 31 measurement date for the U.S. plans as well as the plans outside the United States.

Net (Benefit) Expense

	Pension Plans						Postretirement Benefit Plans(2)
	U.S. Plans(1)			Plans Outside U.S.			U.S. Plans
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	In millions of dollars
Benefits earned during the year	$241	$208	$261	$147	$118	$116	$2	$3	$5
Interest cost on benefit obligation	581	548	528	222	190	185	66	72	73
Expected return on plan assets	(750)	(700)	(783)	(251)	(209)	(188)	(16)	(18)	(21)
Amortization of unrecognized:
Net transition obligation	—	—	—	3	5	5	—	—	—
Prior service cost	(25)	(25)	(29)	—	—	—	(4)	(4)	(4)
Net actuarial loss (gain)	105	24	—	60	48	15	8	8	(1)
Curtailment (gain) loss	—	—	—	4	6	—	—	—	—

Net (benefit) expense	$152	$55	$(23)	$185	$158	$133	$56	$61	$52

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $44 million in 2004, $46 million in 2003, and $47 million in 2002.

(2)
For plans outside the U.S., net postretirement benefit expense was $19 million in 2004, $36 million in 2003, and $53 million in 2002.

Prepaid Benefit Cost (Benefit Liability)

	Pension Plans			Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
	2004	2003	2004	2003	2004	2003
	In millions of dollars at year end
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$9,032	$7,742	$3,513	$2,772	$1,184	$1,108
Benefits earned during the year	241	208	147	118	2	3
Interest cost on benefit obligation	581	548	222	190	66	72
Plan amendments	—	—	12	1	—	(1)
Actuarial (gain) loss	845	936	381	382	16	93
Benefits paid	(455)	(412)	(200)	(191)	(96)	(85)
Acquisitions	5	10	90	39	—	(6)
Divestitures	—	—	(1)	(5)	—	—
Settlements	—	—	(14)	(37)	—	—
Curtailment	—	—	(4)	(6)	—	—
Foreign exchange impact	—	—	235	250	—	—

Projected benefit obligation at year end	$10,249	$9,032	$4,381	$3,513	$1,172	$1,184

Change in plan assets
Plan assets at fair value at beginning of year	$9,427	$7,551	$3,237	$2,543	$210	$192
Actual return on plan assets	986	1,776	357	390	22	48
Company contributions	418	512	524	279	57	55
Employee contributions	—	—	8	5	—	—
Acquisitions	3	—	59	23	—	—
Divestitures	—	—	(1)	(5)	—	—
Settlements	—	—	(9)	(33)	—	—
Benefits paid	(455)	(412)	(200)	(191)	(96)	(85)
Foreign exchange impact	—	—	215	226	—	—

Plan assets at fair value at year end	$10,379	$9,427	$4,190	$3,237	$193	$210

Reconciliation of prepaid (accrued) benefit cost and total amount recognized
Funded status of the plan	$130	$395	$(191)	$(276)	$(979)	$(974)
Unrecognized:
Net transition obligation	—	—	14	17	—	—
Prior service cost	(133)	(158)	1,102	5	(26)	(29)
Net actuarial loss	2,512	2,009	17	816	195	191

Net amount recognized	$2,509	$2,246	$942	$562	($810)	($812)

Amounts recognized on the balance sheet consist of
Prepaid benefit cost	$2,509	$2,246	$901	$644	$—	$—
Accrued benefit liability	—	—	(58)	(185)	(810)	(812)
Intangible asset	—	—	99	103	—	—

Net amount recognized	$2,509	$2,246	$942	$562	($810)	($812)

Accumulated benefit obligation at year end	$10,026	$8,837	$3,924	$3,148	$1,172	$1,184

(1)
The U.S. plans exclude nonqualified pension plans, for which the projected benefit obligation was $625 million and $600 million, and the aggregate accumulated benefit obligation was $599 million and $566 million at December 31, 2004 and 2003, respectively.

(2)
For plans outside the U.S., the accumulated postretirement benefit obligation was $536 million and $521 million and the fair value of plan assets was $393 million and $224 million at December 31, 2004 and 2003, respectively. The accumulated postretirement benefit obligation exceeded plan assets for the plans outside the U.S. at December 31, 2004 and 2003.

        At the end of 2004 and 2003 for both qualified and non-qualified, funded and unfunded plans, the aggregate projected benefit obligation (PBO), aggregate accumulated benefit obligation (ABO), and aggregate fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with accumulated benefit obligation in excess of plan assets, were as follows:

	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	U.S. Plans		Plans Outside U.S.		Plans U.S.		Plans Outside U.S.
	2004	2003	2004	2003	2004	2003	2004	2003
	In millions of dollars at year end
Projected benefit obligation	$625	$600	$2,255	$3,106	$625	$600	$772	$701
Accumulated benefit obligation	599	566	1,973	2,791	599	566	671	636
Fair value of plan assets	—	—	1,890	2,749	—	—	494	482

        Combined plan assets for the U.S. and non-U.S. pension plans, excluding U.S. non-qualified plans, exceeded the accumulated benefit obligations by $619 million and $679 million at December 31, 2004 and December 31, 2003, respectively.

Assumptions

        The discount rate and future rate of compensation assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Company's plans are shown in the following table:

At year end	2004	2003
Discount rate
U.S. plans:
Pension	5.75%	6.25%
Postretirement	5.50%	6.25%
Plans outside the U.S.(2)
Range	2.0% to 10.0%	2.0% to 10.0%
Weighted average	5.3%	5.4%
Future compensation increase rate
U.S. Plans(1)(3)	4.0%	4.0%
Plans outside the U.S.(2)
Range	1.5% to 9.0%	1.5% to 8.0%
Weighted average	2.9%	2.6%

During the current year	2004	2003
Discount rate
U.S. plans(1)	6.25%	6.75%
Plans outside the U.S.(2)
Range	2.0% to 10.0%	2.25% to 12.0%
Weighted average	5.4%	5.6%
Future compensation increase rate
U.S. Plans(1)(3)	4.0%	4.0%
Plans outside the U.S.(2)
Range	1.5% to 8.0%	1.5% to 10.0%
Weighted average	2.6%	2.3%

(1)
Weighted average rates for the U.S. plans equals the stated rates.

(2)
Excluding highly inflationary countries.

(3)
Future compensation increase rate for small groups of grandfathered employees is 3.0% or 6.0%.

        Assumed health care cost trend rates were as follows:

	2004	2003
Health care cost increase rate
U.S. plans
Following year	10.0%	10.0%
Decreasing to the year 2010	5.0%	—
Decreasing to the year 2009	—	5.0%

        A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-Point Increase		One Percentage-Point Decrease
	2004	2003	2004	2003
	In millions of dollars
Effect on benefits earned and interest cost for U.S. plans	$2	$3	$(2)	$(2)
Effect on accumulated postretirement benefit obligation for U.S. Plans	43	42	(38)	(37)

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

        The expected long-term rates of return on assets used in determining the Company's pension expense and postretirement expense are shown below:

	2004	2003
Rate of return on assets
U.S. plans(1)	8.0%	8.0%
Plans outside the U.S.:
Range	3.25% to 10.0%	3.25% to 10.5%
Weighted average	6.5%	6.6%

(1)
Weighted average rates for the U.S. plans equals the stated rates.

        Citigroup's pension and postretirement plan asset allocation for the U.S. plans at the end of 2004 and 2003, and the target allocation for 2005 by asset category based on asset fair values are as follows:

	Target Asset Allocation	U.S. Pension Assets at December 31		U.S. Postretirement Assets at December 31
Asset Category
	2005	2004	2003	2004	2003
Equity securities	40.0% to 60.0%	47.0%	54.0%	51.0%	61.0%
Debt securities	10.0% to 30.0%	29.0%	26.0%	21.0%	15.0%
Real estate	5.0% to 10.0%	5.0%	5.0%	6.0%	6.0%
Other investments	15.0% to 30.0%	19.0%	15.0%	22.0%	18.0%

Total		100%	100%	100%	100%

        Equity securities in the U.S. pension plans include Citigroup common stock with a fair value of $123 million or 1.2% of plan assets and $608 million or 6.45% of plan assets at the end of 2004 and 2003, respectively. The Citigroup Pension Plan sold approximately $500 million of Citigroup common stock in 2004.

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

        Citigroup's pension and postretirement plans' weighted average asset allocations for the non-U.S. plans and the actual ranges at the end of 2004, and 2003, and the weighted average target allocations for 2005 by asset category based on asset fair values are as follows:

	Non-U.S. Pension Assets
	Weighted Average Target Asset Allocation	Actual Range at December 31		Weighted Average at December 31
Asset Categories
	2005	2004	2003	2004	2003
Equity securities	58.6%	0.0% to 77.8%	0.0% to 91.4%	55.1%	52.8%
Debt securities	32.3%	0.0% to 97.0%	0.0% to 100.0%	28.3%	24.5%
Real estate	0.3%	0.0% to 18.4%	0.0% to 24.0%	0.3%	0.2%
Other investments	8.8%	0.0% to 100.0%	0.0% to 77.7%	16.3%	22.5%

Total	100%			100%	100%

	Non-U.S. Postretirement Plans
	Weighted Average Target Asset Allocation	Actual Range at December 31		Weighted Average at December 31
Asset Categories
	2005	2004	2003	2004	2003
Equity securities	50.0%	17.5% to 49.3%	0.0% to 50.0%	49.3%	50.0%
Debt securities	32.5%	28.0% to 82.5%	35.0% to 100.0%	28.0%	35.0%
Real estate	—	—	—	—	—
Other investments	17.5%	0.0% to 22.7%	0.0% to 15.0%	22.7%	15.0%

Total	100%			100%	100%

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

Contributions

        Citigroup's pension funding policy for U.S. plans and non-U.S. plans is generally to fund to the amounts of accumulated benefit obligations, subject to applicable minimum funding requirements. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under ERISA, if appropriate, to its tax and cash position and the plan's funded position. At December 31, 2004, there were no minimum required contributions, and no discretionary or non-cash contributions are currently planned. However, the Company contributed $400 million to the U.S. pension plan to avoid an additional minimum liability at year end. For the non-U.S. plans, actual contributions increased by $395 million over previously estimated amounts, primarily to avoid an additional minimum liability, as well as to satisfy regulatory funding requirements in certain countries. Discretionary contributions in 2005 are anticipated to be approximately $173 million. For 2005 for the post-retirement benefit plans, there are no expected or required contributions to the U.S. plans and estimated contributions of $72 million are expected for the non-U.S. plans. These estimates are subject to change, since contribution decisions are affected by various factors, such as market performance, regulatory requirements, and management's ability to change funding policy.

Estimated Future Benefit Payments

        The Company expects to pay the following estimated benefit payments in future years:

	U.S. Plans	Plans Outside U.S.
	Pension Benefits	Pension Benefits	Postretirement Benefits
	In millions of dollars
2005	$525	$199	$25
2006	548	212	26
2007	573	222	28
2008	600	229	29
2009	628	226	31
2010-2014	3,649	1,334	186

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was enacted. The Act established a prescription drug benefit under Medicare known as "Medicare Part D," and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company believes that benefits provided to certain participants will be at least actuarially equivalent to Medicare Part D, and accordingly, the Company will be entitled to a subsidy.

        The Company adopted FSP FAS 106-2 retroactive to the beginning of 2004. The expected subsidy reduced the accumulated postretirement benefit obligation (APBO) as of January 1, 2004 by $100 million, and the net periodic expense for 2004 by $11 million. The following table shows the estimated future benefit payments without the effect of the subsidy and the amounts of the expected subsidy in future years.

	Expected U.S. Postretirement Benefit Payments
	Before Medicare Part D Subsidy	After Medicare Part D Subsidy
	In millions of dollars
2005	$102	N/A
2006	105	$10
2007	106	10
2008	106	10
2009	105	11
2010-2014	485	50

Citigroup 401(k)

        Under the Citigroup 401(k) plan, eligible employees receive matching contributions of up to 3% of compensation, subject to an annual maximum of $1,500, invested in the Citigroup common stock fund. The pretax expense associated with this plan amounted to approximately $69 million in 2004, $65 million in 2003, and $57 million in 2002.

24. Derivatives and Other Activities

        Citigroup enters into derivative and foreign exchange futures, forwards, options and swaps, which enable customers to transfer, modify or reduce their interest rate, foreign exchange and other market risks, and also trades these products for its own account. In addition, Citigroup uses derivatives and other instruments, primarily interest rate products, as an end-user in connection with its risk management activities. Derivatives are used to manage interest rate risk relating to specific groups of on-balance sheet assets and liabilities, including investments, corporate, commercial and consumer loans, deposit liabilities, long-term debt and other interest-sensitive assets and liabilities, as well as credit card securitizations, redemptions and sales. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions.

        A derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness present in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes the changes in the value of the hedged item that are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value that, if excluded, are recognized in current earnings.

        The following table summarizes certain information related to the Company's hedging activities for the years ended December 31, 2004, 2003, and 2002:

	2004	2003(1)	2002(1)
	In millions of dollars
Fair value hedges
Hedge ineffectiveness recognized in earnings	$(100)	$96	$698
Net gain (loss) excluded from assessment of effectiveness(2)	509	(90)	(252)
Cash flow hedges
Hedge ineffectiveness recognized in earnings	10	(21)	(56)
Net gain excluded from assessment of effectiveness(2)	8	10	1
Net investment hedges
Net gain (loss) included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$(1,159)	$(2,291)	$(1,435)

(1)
Reclassified to conform to the current period's presentation.

(2)
Represents the portion of derivative gain (loss).

        For cash flow hedges, any changes in the fair value of the end-user derivative remain in accumulated other changes in equity from nonowner sources on the Consolidated Balance Sheet and are generally included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. The net gains associated with cash flow hedges expected to be reclassified from accumulated other changes in equity from nonowner sources within 12 months of December 31, 2004 are $262 million.

        The accumulated other changes in equity from nonowner sources from cash flow hedges for 2004, 2003, and 2002 can be summarized as follows (after-tax):

	2004	2003	2002
	In millions of dollars
Beginning balance	$751	$1,242	$168
Net gain (loss) from cash flow hedges	(251)	237	1,591
Net amounts reclassified to earnings	(327)	(728)	(517)

Ending balance	$173	$751	$1,242

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

        Derivatives and short sales may expose Citigroup to market risk or credit risk in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative, short sale or foreign exchange product is the exposure created by potential fluctuations in interest rates, foreign exchange rates and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction where the value of collateral held, if any, was not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management's assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in times of high volatility and financial stress at a reasonable cost.

25. Concentrations of Credit Risk

        Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to Citigroup's total credit exposure. Although Citigroup's portfolio of financial instruments is broadly diversified along industry, product, and geographic lines, material transactions are completed with other financial institutions, particularly in the securities trading, derivatives, and foreign exchange businesses.

        In connection with the Company's efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2004, Citigroup's most significant concentration of credit risk was with the U.S. Government and its agencies. The Company's exposure, which primarily results from trading assets and investment securities positions in instruments issued by the U.S. Government and its agencies, including its sponsored agencies, amounted to $88.1 billion and $112.7 billion at December 31, 2004 and 2003, respectively. After the U.S. Government, the next largest exposure the Company has is to the Mexican Government and its agencies, which are rated investment grade by both Moody's and S&P. The Company's exposure amounted to $23.8 billion and $21.9 billion at December 31, 2004 and 2003, respectively, and is composed of investment securities, loans, and trading assets.

26. Fair Value of Financial Instruments

Estimated Fair Value of Financial Instruments

        The table on the following page presents the carrying value and fair value of Citigroup's financial instruments, as defined in accordance with applicable requirements. Accordingly, as required, the disclosures exclude leases, affiliate investments, and pension and benefit obligations, and insurance policy claims reserves. In addition, contractholder funds amounts exclude certain insurance contracts. Also as required, the disclosures exclude the effect of taxes, any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, excess fair value associated with deposits with no fixed maturity and other expenses that would be incurred in a market transaction. In addition, the table excludes the values of nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values, which are integral to a full assessment of Citigroup's financial position and the value of its net assets.

        The fair value represents management's best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments, as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used for most investments and for both trading and end-user derivatives, as well as for liabilities, such as long-term debt, with quoted prices. For performing loans, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering the time of collection and the premium for the uncertainty of the flows. The value of collateral is also considered. For liabilities such as long-term debt without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

	2004		2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	In billions of dollars at year end
Assets
Investments	$213.2	$213.2	$182.9	$182.9
Federal funds sold and securities borrowed or purchased under agreements to resell	200.7	200.7	172.2	172.2
Trading account assets	280.2	280.2	235.3	235.3
Loans(1)	525.5	549.5	449.8	469.8
Other financial assets(2)	162.9	163.0	133.1	133.1
Liabilities
Deposits	562.1	561.9	474.0	474.0
Federal funds purchased and securities loaned or sold under agreements to repurchase	209.6	209.6	181.2	181.2
Trading account liabilities	135.5	135.5	121.9	121.9
Contractholder funds
with defined maturities	15.2	15.6	13.5	13.7
without defined maturities	14.4	14.1	13.1	12.8
Long-term debt	207.9	209.5	162.7	164.6
Mandatorily redeemable securities of subsidiary trusts(3)	—	—	6.1	6.4
Other financial liabilities(4)	167.0	167.0	147.3	147.3

(1)
The carrying value of loans is net of the allowance for credit losses and also excludes $12.0 billion and $15.6 billion of lease finance receivables in 2004 and 2003, respectively.

(2)
Includes cash and due from banks, deposits at interest with banks, brokerage receivables, reinsurance recoverables and separate and variable accounts for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in other assets on the Consolidated Balance Sheet.

(3)
Trust preferred securities were deconsolidated during the 2004 first quarter in accordance with FIN 46-R with the resulting liabilities to the trust companies included as a component of long-term debt. At December 31, 2004, the carrying value was $6.1 billion and the fair value was $6.4. See Note 13 to the Consolidated Financial Statements.

(4)
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

        The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citigroup's loans, in the aggregate, exceeded in carrying values (reduced by the allowance for credit losses) by $24.0 billion in 2004 and $20.0 billion in 2003. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $16.5 billion, an increase of $0.2 billion from 2003, and for corporate loans net of the allowance by $7.5 billion, which was an increase of $3.8 billion from 2003. The excess of the estimated fair value of loans over their carrying value reflects the decline in market interest rates since many of the loans were issued.

27. Pledged Assets, Collateral, Commitments and Guarantees

Pledged Assets

        At December 31, 2004 and 2003, the approximate market values of securities sold under agreements to repurchase and other assets pledged, excluding the impact of FIN 39 and FIN 41, were as follows:

	2004	2003
	In millions of dollars
For securities sold under agreements to repurchase	$278,448	$253,728
As collateral for securities borrowed of approximately equivalent value	69,947	63,343
As collateral on bank loans	41,567	30,801
To clearing organizations or segregated under securities laws and regulations	34,549	31,165
For securities loaned	39,606	28,597
Other	48,410	45,692

Total	$512,527	$453,326

        In addition, included in cash and due from banks at December 31, 2004 and 2003 is $4.1 billion and $2.8 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.

        At December 31, 2004 and 2003, $10.7 billion and $13.8 billion, respectively, of consumer loans were pledged as collateral in financing transactions.

        At December 31, 2004 and 2003, the Company had $1.6 billion and $1.1 billion, respectively, of outstanding letters of credit from third-party banks to satisfy various collateral and margin requirements.

Collateral

        At December 31, 2004 and 2003, the approximate market value of collateral received by the Company that may be sold or repledged by the Company, excluding amounts netted in accordance with FIN 39 and FIN 41, was $366.4 billion and $329.8 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions, and margined broker loans.

        At December 31, 2004 and 2003, a substantial portion of the collateral received by the Company had been sold or repledged in connection with repurchase agreements; securities sold, not yet purchased; securities borrowings and loans; pledges to clearing organizations; segregation requirements under securities laws and regulations; derivative transactions, and bank loans.

        In addition, at December 31, 2004 and 2003, the Company had pledged $121 billion and $102.5 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

Lease Commitments

        Rental expense (principally for offices and computer equipment) was $1.7 billion, $1.7 billion, and $1.5 billion for the years ended December 31, 2004, 2003, and 2002, respectively.

        Future minimum annual rentals under noncancelable leases, net of sublease income, are as follows:

In millions of dollars
2005	$1,297
2006	988
2007	861
2008	743
2009	626
Thereafter	2,967

Total	$7,482

Loan Commitments

	2004	2003
	In millions of dollars at year end
One- to four-family residential mortgages	$4,559	$3,599
Revolving open-end loans secured by one- to four-family residential properties	15,705	14,007
Commercial real estate, construction and land development	2,084	1,382
Credit card lines(1)	776,281	739,162
Commercial and other consumer loan commitments(2)	256,670	210,751

Total	$1,055,299	$968,901

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $131 billion and $119 billion with original maturity of less than one year at December 31, 2004 and 2003, respectively.

        The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include unfunded commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods which totaled $5.8 billion and $4.4 billion at December 31, 2004 and 2003, respectively.

Obligations under Guarantees

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The following table summarizes at December 31, 2004 and 2003 all of the Company's guarantees and indemnifications, where Management believes the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at December 31, 2004 and 2003:

	Maximum Potential amount of Future Payments
2004:	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
	In billions of dollars at December 31, except carrying value in millions
Financial standby letters of credit	$34.4	$11.4	$45.8	$199.4
Performance guarantees	5.0	4.1	9.1	16.4
Derivative instruments	23.8	291.3	315.1	15,129.0
Guarantees of collection of contractual cash flows(1)	—	0.2	0.2	—
Loans sold with recourse	—	1.2	1.2	42.6
Securities lending indemnifications(1)	60.5	—	60.5	—
Credit card merchant processing(1)	29.7	—	29.7	—
Custody indemnifications(1)	—	18.8	18.8	—

Total	$153.4	$327.0	$480.4	$15,387.4

2003:
Financial standby letters of credit	$18.4	$18.0	$36.4	$147.7
Performance guarantees	4.9	3.2	8.1	10.2
Derivative instruments	21.4	103.8	125.2	12,923.2
Guarantees of collection of contractual cash flows(1)	—	0.1	0.1	—
Loans sold with recourse	—	1.9	1.9	28.6
Securities lending indemnifications(1)	55.5	—	55.5	—
Credit card merchant processing(1)	22.6	—	22.6	—
Custody indemnifications(1)	—	18.0	18.0	—

Total	$122.8	$145.0	$267.8	$13,109.7

(1)
The carrying values of guarantee of collection of contractual cash flow, securities lending indemnifications, credit card merchant processing, and custody indemnifications are not material as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant and the carrying amount of the Company's obligations under these guarantees is immaterial.

        Financial standby letters of credit include guarantees of payment of insurance premiums and reinsurance risks that support industrial revenue bond underwriting and settlement of payment obligations in clearing houses, and that support options and purchases of securities or in lieu of escrow deposit accounts. Financial standbys also backstop loans, credit facilities, promissory notes and trade acceptances. Performance guarantees and letters of credit are issued to guarantee a customer's tender bid on a construction or systems installation project or to guarantee completion of such projects in accordance with contract terms. They are also issued to support a customer's obligation to supply specified products, commodities, or maintenance or warranty services to a third party. Derivative instruments include credit default swaps, total return swaps, written foreign exchange options, written put options, and written equity warrants. Guarantees of collection of contractual cash flows protect investors in credit card receivables securitization trusts from loss of interest relating to insufficient collections on the underlying receivables in the trusts. Loans sold with recourse represent the Company's obligations to reimburse the buyers for loan losses under certain circumstances. Securities lending indemnifications are issued to guarantee that a securities lending customer will be made whole in the event that the security borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. Credit card merchant processing guarantees represent the Company's obligations in connection with the processing of credit card transactions on behalf of merchants. Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian fails to safeguard clients' assets.

        At December 31, 2004 and 2003, the Company's maximum potential amount of future payments under these guarantees was approximately $480.4 billion and $267.8 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse; and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

        Citigroup's primary credit card business is the issuance of credit cards to individuals. The Company also provides processing services to various merchants, processing credit card transactions on their behalf and managing the merchant's cash flow related to their credit card activity. In connection with these services, a contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor and generally extends between three and six months after the date the transaction is processed or the receipt of the product or service, depending on industry practice or statutory requirements. In this situation, the transaction is "charged back" to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder. The risk of loss is mitigated as the cash flows between the Company and the merchant are settled on a net basis and the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, Citigroup may require the merchant to make an escrow deposit, delay settlement, include event triggers to provide the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). At December 31, 2004 and 2003, respectively, the Company held as collateral approximately $6 million and $26 million, respectively, of merchant escrow deposits and also had $68 million and $109 million, respectively, payable to merchants, which the Company has the right to set off against amounts due from the individual merchants.

        The Company's maximum potential liability for this contingent merchant processing liability is estimated to be the total volume of credit card transactions that meet the associations' requirements to be valid chargeback transactions at any given time. At December 31, 2004 and 2003, this maximum potential exposure was estimated to be $29.7 billion and $22.6 billion, respectively. However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure, based on the Company's historical experience. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its liability related to merchant processing based on the extent and nature of unresolved chargebacks and its historical loss experience. At December 31, 2004, the estimated losses incurred and the carrying amount of the Company's obligations related to merchant processing activities are immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during 2004 and 2003. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2004 and 2003, the estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2004 or 2003, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2004 or 2003 for potential obligations that could arise from the Company's involvement with VTN associations.

        At December 31, 2004 and 2003, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $15.4 billion and $13.1 billion. The carrying value of derivative instruments is included in either trading liabilities or other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. The carrying value of the guarantees of contractual cash flows is offset against the receivables from the credit card trusts. For loans sold with recourse, the carrying value of the liability is included in other liabilities. In addition, at December 31, 2004 and 2003, other liabilities includes an allowance for credit losses of $600 million for both years relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $43.3 billion and $38.3 billion at December 31, 2004 and 2003, respectively. Securities and other marketable assets held as collateral amounted to $31.6 billion and $29.4 billion and letters of credit in favor of the Company held as collateral amounted to $635 million and $931 million at December 31, 2004 and 2003, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Loans Sold with Credit Enhancements

	2004	2003	Form of Credit Enhancement
	In billions of dollars at year end
Residential mortgages and other loans sold with recourse(1)	$6.0	$6.2	2004: Recourse obligation of $1.2 2003: Recourse obligation of $1.9
GNMA sales/servicing agreements(2)	34.2	21.0	Secondary recourse obligation
Securitized credit card receivables	82.3	74.8	Includes net revenue over the life of the transaction. Also includes other recourse obligations of $5.1 in 2004 and $2.8 in 2003

(1)
Residential mortgages represent 47% in 2004 and 50% of amounts in 2003.

(2)
Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.

        Citigroup and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, as summarized above.

        Net revenue on securitized credit card receivables is collected over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citigroup subsidiaries as servicers. As specified in certain of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the predetermined amount is reached, net revenue is passed directly to the Citigroup subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $156 million at December 31, 2004 and $90 million at December 31, 2003. Net revenue from securitized credit card receivables included in other revenue was $3.8 billion, $3.3 billion, and $2.7 billion for the years ended December 31, 2004, 2003, and 2002, respectively.

Financial Guarantees

        Financial guarantees are used in various transactions to enhance the credit standing of Citigroup customers. They represent irrevocable assurances, subject to the satisfaction of certain conditions, that Citigroup will make payment in the event that the customer fails to fulfill its obligations to third parties.

        Citigroup issues financial standby letters of credit, which are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Fees are recognized ratably over the term of the standby letter of credit. The following table summarizes financial standby letters of credit issued by Citigroup. The table does not include securities lending indemnifications issued to customers, which are fully collateralized and totaled $60.5 billion at December 31, 2004 and $55.5 billion at December 31, 2003, and performance standby letters of credit.

			2004	2003
	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Total Amount Outstanding
	In billions of dollars at year end
Insurance, surety	$10.1	$2.2	$12.3	$12.8
Options, purchased securities, and escrow	0.1	—	0.1	0.3
Clean letters of credit	4.0	2.4	6.4	6.2
Other debt related	15.6	5.4	21.0	13.5

Total(1)	$29.8	$10.0	$39.8	$32.8

(1)
Total is net of cash collateral of $6.0 billion in 2004 and $3.6 billion in 2003. Collateral other than cash covered 18% of the total in 2004 and 26% in 2003.

28.   Contingencies

        As described in the "Legal Proceedings" discussion on page 141, the Company is a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

  (i)
  underwritings for, and research coverage of, WorldCom;

  (ii)
  underwritings for Enron and other transactions and activities related to Enron and Dynegy;

  (iii)
  transactions and activities related to research coverage of companies other than WorldCom; and

  (iv)
  transactions and activities related to securities sold in initial public offerings.

        During the 2004 second quarter, in connection with the settlement of the WorldCom class action, the Company reevaluated and increased its reserves for these matters. The Company recorded a charge of $7.915 billion ($4.95 billion after-tax) relating to (i) the settlement of class action litigation brought on behalf of purchasers of WorldCom securities, and (ii) an increase in litigation reserves for the other matters described above. Subject to the terms of the WorldCom class action settlement, and its eventual approval by the courts, the Company will make a payment of $2.575 billion, or $1.59 billion after-tax, to the WorldCom settlement class. As of December 31, 2004, the Company's litigation reserve for these matters, net of the amount to be paid upon final approval of the WorldCom class action settlement, was $6.64 billion on a pretax basis.

        The Company believes that this reserve is adequate to meet all of its remaining exposure for these matters. However, in view of the large number of these matters, the uncertainties of the timing and outcome of this type of litigation, the novel issues presented, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve. The Company will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interests of the Company.

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

29.   Citigroup (Parent Company Only)

Condensed Statement of Income

	Year Ended December 31
	2004	2003	2002
	In millions of dollars
Revenues
Interest	$2,223	$1,693	$1,456
Other	236	447	348

Total revenues	2,459	2,140	1,804
Expenses
Interest	2,022	1,459	1,660
Other	825	757	248

Total expenses	2,847	2,216	1,908

Pretax loss	(388)	(76)	(104)
Income tax benefit	290	33	53

Loss before equity in net income of subsidiaries	(98)	(43)	(51)
Equity in net income of subsidiaries	17,144	17,896	15,327

Net income	$17,046	$17,853	$15,276

Condensed Balance Sheet

	December 31
	2004	2003
	In millions of dollars
Assets
Cash	$28	$40
Investments	9,096	7,957
Investments in and advances to:
Bank and bank holding company subsidiaries	143,157	122,057
Other subsidiaries	44,723	36,734
Cost of acquired businesses in excess of net assets	368	368
Other	4,398	3,769

Total assets	$201,770	$170,925

Liabilities
Advances from and payables to subsidiaries	$2,783	$1,219
Commercial paper	—	381
Junior subordinated debentures, held by subsidiary trusts(1)	—	5,309
Long-term debt	87,913	64,386
Other liabilities	1,557	1,390
Redeemable preferred stock, held by subsidiary	226	226
Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	1,125	1,125
Common stock ($.01 par value; authorized shares: 15 billion), issued shares: 2004—5,477,416,086 shares and 2003—5,477,416,254 shares	55	55
Additional paid-in capital	18,851	17,531
Retained earnings	102,154	93,483
Treasury stock, at cost: 2004—282,773,501 shares and 2003—320,466,849 shares	(10,644)	(11,524)
Accumulated other changes in equity from nonowner sources	(304)	(806)
Unearned compensation	(1,946)	(1,850)

Total stockholders' equity	109,291	98,014

Total liabilities and stockholders' equity	$201,770	$170,925

(1)
Trust preferred securities were deconsolidated during the 2004 first quarter in accordance with FIN 46-R with the resulting liabilities to the trust companies included as a component of long-term debt.

Condensed Statement of Cash Flows

	Year Ended December 31
	2004	2003	2002
	In millions of dollars
Cash flows from operating activities
Net income	$17,046	$17,853	$15,276
Adjustments to reconcile net income to cash provided by operating activities:
Equity in net income of subsidiaries	(17,144)	(17,896)	(15,327)
Dividends received from:
Bank and bank holding company subsidiaries	4,629	4,210	6,744
Other subsidiaries	2,874	1,805	5,770
Other, net	(1,443)	788	(739)

Net cash provided by operating activities	5,962	6,760	11,724

Cash flows from investing activities
Capital contributions to subsidiaries	—	—	—
Change in investments	(1,101)	(182)	(6,350)
Advances to subsidiaries, net	(13,687)	(19,532)	(4,908)
Other investing activities, net	—	200	(200)

Net cash used in investing activities	(14,788)	(19,514)	(11,458)

Cash flows from financing activities
Proceeds from (repayment of) advances from subsidiaries, net	1,332	(196)	278
Dividends paid	(8,375)	(5,773)	(3,676)
Issuance of common stock	912	686	483
Redemption of preferred stock	—	(275)	(125)
Stock tendered for payment of withholding taxes	(511)	(499)	(475)
Treasury stock acquired	(779)	(2,416)	(5,483)
Issuance of long-term debt	30,365	24,794	16,282
Issuance of (proceeds from) junior subordinated debentures	—	858	—
Payments and redemptions of long-term debt	(13,749)	(4,500)	(7,362)
Change in short-term borrowings	(381)	14	(114)

Net cash provided by (used in) financing activities	8,814	12,693	(192)

Change in cash	(12)	(61)	74
Cash at beginning of period	40	101	27

Cash at end of period	$28	$40	$101

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,876	$1,588	$2,303
Cash received during the period for taxes	$403	$691	$308

30. Selected Quarterly Financial Data (Unaudited)

	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	In millions of dollars, except per share amounts
Revenues, net of interest expense	$21,886	$20,514	$22,302	$21,488	$20,154	$19,398	$19,354	$18,536
Operating expenses	11,955	10,744	18,633	10,642	10,032	9,613	9,971	9,552
Benefits, claims, and credit losses	2,402	2,088	2,438	3,106	3,209	2,721	3,087	2,924
Income before income taxes and minority interest	7,529	7,682	1,231	7,740	6,913	7,064	6,296	6,060
Income taxes	2,157	2,305	49	2,398	2,112	2,208	1,956	1,919
Minority interest, after-tax	51	69	38	69	41	165	41	38

Net income	$5,321	$5,308	$1,144	$5,273	$4,760	$4,691	$4,299	$4,103

Earnings per share(1)
Basic earnings per share
Net income	$1.04	$1.03	$0.22	$1.03	$0.93	$0.92	$0.84	$0.80

Diluted earnings per share
Net income	$1.02	$1.02	$0.22	$1.01	$0.91	$0.90	$0.83	$0.79

Common stock price per share
High	$48.75	$47.24	$52.29	$51.94	$49.00	$47.17	$45.56	$37.93
Low	42.56	43.19	44.86	48.11	45.56	42.92	35.60	31.42
Close	48.18	44.12	46.50	51.70	48.54	45.51	42.80	34.45
Dividends per share of common stock	$0.40	$0.40	$0.40	$0.40	$0.35	$0.35	$0.20	$0.20

(1)
Due to averaging of shares, quarterly earnings per share may not add to the totals reported for the full year.

31. Subsequent Event (Unaudited)

Sale of Travelers Life & Annuity and Substantially All International Insurance Businesses

        On January 31, 2005, the Company announced an agreement for the sale of Citigroup's Travelers Life & Annuity, and substantially all of Citigroup's international insurance businesses, to MetLife, Inc. (MetLife) for $11.5 billion, subject to closing adjustments.

        The businesses being acquired by MetLife generated total revenues of $5.2 billion and net income of $901 million for the twelve months ended December 31, 2004. The businesses had total assets of $96 billion at December 31, 2004.

        The transaction has been approved by the Boards of Directors of both companies. Under the terms of the transaction, Citigroup will receive $1.0 billion to $3.0 billion in MetLife equity securities and the balance in cash, which will result in an after-tax gain of approximately $2.0 billion, subject to closing adjustments.

        The transaction encompasses Travelers Life & Annuity's U.S. businesses and its international operations other than Citigroup's life business in Mexico. International operations include wholly owned insurance companies in the United Kingdom, Belgium, Australia, Brazil, Argentina, and Poland; joint ventures in Japan and Hong Kong; and offices in China.

        In connection with the transaction, Citigroup and MetLife have entered into ten-year agreements under which MetLife will make products available through certain Citigroup distribution channels.

        The transaction is subject to certain domestic and international regulatory approvals, as well as other customary conditions to closing and is expected to close during the 2005 second or third quarter.

FINANCIAL DATA SUPPLEMENT (Unaudited)

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)(4)

	Average Volume			Interest Revenue			% Average Rate
	2004	2003	2002	2004	2003	2002	2004	2003	2002
In millions of dollars
Assets
Cash and due from banks
In U.S. offices	$4,093	$2,395	$2,176	$35	$22	$9	0.86	0.92	0.41
In offices outside the U.S.(5)	2,126	1,737	1,545	28	24	12	1.32	1.38	0.78

Total	6,219	4,132	3,721	63	46	21	1.01	1.11	0.56

Deposits at interest with banks(5)	25,882	19,608	17,418	525	810	1,025	2.03	4.13	5.88

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	129,538	105,425	91,241	2,979	2,156	3,476	2.30	2.05	3.81
In offices outside the U.S.(5)	73,829	64,471	57,382	1,884	1,879	1,868	2.55	2.91	3.26

Total	203,367	169,896	148,623	4,863	4,035	5,344	2.39	2.37	3.60

Brokerage receivables
In U.S. offices	28,715	26,884	19,691	650	483	612	2.26	1.80	3.11
In offices outside the U.S.(5)	8,814	5,531	2,866	230	245	183	2.61	4.43	6.39

Total	37,529	32,415	22,557	880	728	795	2.34	2.25	3.52

Trading account assets(7)(8)
In U.S. offices	127,231	95,209	81,815	4,326	3,230	3,067	3.40	3.39	3.75
In offices outside the U.S.(5)	70,644	45,856	38,344	2,013	1,541	2,060	2.85	3.36	5.37

Total	197,875	141,065	120,159	6,339	4,771	5,127	3.20	3.38	4.27

Investments
In U.S. offices
Taxable	114,630	111,615	81,255	4,929	4,550	4,122	4.30	4.08	5.07
Exempt from U.S. income tax	8,587	7,434	6,343	540	502	460	6.29	6.75	7.25
In offices outside the U.S.(5)	76,673	60,358	53,155	3,650	2,648	3,086	4.76	4.39	5.81

Total	199,890	179,407	140,753	9,119	7,700	7,668	4.56	4.29	5.45

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	283,659	245,013	203,228	24,053	20,844	19,826	8.48	8.51	9.76
In offices outside the U.S.(5)	117,602	96,394	89,387	12,650	10,866	10,664	10.76	11.27	11.93

Total consumer loans	401,261	341,407	292,615	36,703	31,710	30,490	9.15	9.29	10.42

Corporate loans
In U.S. offices
Commercial and industrial	13,695	18,676	19,574	795	889	985	5.81	4.76	5.03
Lease financing	1,998	2,052	1,850	120	132	145	6.01	6.43	7.84
Mortgage and real estate	2,035	2,172	2,469	188	170	189	9.24	7.83	7.65
In offices outside the U.S.(5)	91,644	80,890	84,028	6,175	5,209	6,096	6.74	6.44	7.25

Total corporate loans	109,372	103,790	107,921	7,278	6,400	7,415	6.65	6.17	6.87

Total loans	510,633	445,197	400,536	43,981	38,110	37,905	8.61	8.56	9.46

Other interest-earning assets	14,079	15,413	13,252	1,089	996	1,201	7.73	6.46	9.06

Total interest-earning assets	1,195,474	1,007,133	867,019	$66,859	$57,196	$59,086	5.59	5.68	6.81

Non-interest earning assets(7)	208,260	175,981	156,503
Total assets from discontinued operations	—	—	37,083

Total assets	$1,403,734	$1,183,114	$1,060,605

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 24 to the Consolidated Financial Statements.

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

(9)
Includes cash-basis loans.

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS(1)(2)(3)(4)

	Average Volume			Interest Expense			% Average Rate
	2004	2003	2002	2004	2003	2002	2004	2003	2002
In millions of dollars
Liabilities
Deposits
In U.S. offices
Savings deposits(5)	$125,659	$115,614	$95,256	$1,077	$992	$1,079	0.86	0.86	1.13
Other time deposits	30,544	26,390	24,861	758	512	674	2.48	1.94	2.71
In offices outside the U.S.(6)	308,106	252,145	228,248	7,037	5,384	6,301	2.28	2.14	2.76

Total	464,309	394,149	348,365	8,872	6,888	8,054	1.91	1.75	2.31

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	147,303	124,108	126,343	3,053	2,216	3,706	2.07	1.79	2.93
In offices outside the U.S.(6)	66,806	56,057	42,672	2,821	2,639	2,933	4.22	4.71	6.87

Total	214,109	180,165	169,015	5,874	4,855	6,639	2.74	2.69	3.93

Brokerage payables
In U.S. offices	38,457	31,608	22,213	94	48	68	0.24	0.15	0.31
In offices outside the U.S.(6)	4,923	1,720	1,452	15	4	4	0.30	0.23	0.28

Total	43,380	33,328	23,665	109	52	72	0.25	0.16	0.30

Trading account liabilities(8)(9)
In U.S. offices	37,809	25,217	25,614	70	48	42	0.19	0.19	0.16
In offices outside the U.S.(6)	39,669	38,455	25,357	29	15	13	0.07	0.04	0.05

Total	77,478	63,672	50,971	99	63	55	0.13	0.10	0.11

Investment banking and brokerage borrowings
In U.S. offices	24,501	19,670	16,839	437	305	404	1.78	1.55	2.40
In offices outside the U.S.(6)	1,520	876	571	216	149	68	14.21	17.01	11.91

Total	26,021	20,546	17,410	653	454	472	2.51	2.21	2.71

Short-term borrowings
In U.S. offices	23,098	24,910	21,876	815	420	756	3.53	1.69	3.46
In offices outside the U.S.(6)	11,731	6,912	4,760	307	259	420	2.62	3.75	8.82

Total	34,829	31,822	26,636	1,122	679	1,176	3.22	2.13	4.42

Long-term debt
In U.S. offices(10)	161,706	162,262	122,514	4,429	3,525	3,704	2.74	2.17	3.02
In offices outside the U.S.(6)	26,650	13,546	10,787	928	321	656	3.48	2.37	6.08

Total	188,356	175,808	133,301	5,357	3,846	4,360	2.84	2.19	3.27

Mandatorily redeemable securities of subsidiary trusts(10)	—	6,300	5,858	—	434	420	—	6.89	7.17

Total interest-bearing liabilities	1,048,482	905,790	775,221	$22,086	$17,271	$21,248	2.11	1.91	2.74

Demand deposits in U.S. offices	4,348	7,382	8,218
Other non-interest bearing liabilities(8)	249,708	178,852	161,921
Total liabilities from discontinued operations	—	—	31,881
Total stockholders' equity(11)	101,196	91,090	83,364

Total liabilities and stockholders' equity	$1,403,734	$1,183,114	$1,060,605

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$728,365	$632,317	$522,766	$28,400	$25,175	$23,063	3.90	3.98	4.41
In offices outside the U.S.	467,109	374,816	344,253	16,373	14,750	14,775	3.51	3.94	4.29

Total	$1,195,474	$1,007,133	$867,019	$44,773	$39,925	$37,838	3.75	3.96	4.36

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 24 to the Consolidated Financial Statements.

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

(10)
During 2004, the Company deconsolidated all the subsidiary trusts in accordance with FIN 46-R. The resulting liabilities to the trust companies are included as a component of long-term debt as of December 31, 2004.

(11)
Includes stockholders' equity from discontinued operations.

(12)
Includes allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN NET INTEREST REVENUE, TAXABLE EQUIVALENT BASIS(1)(2)(3)

	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average "Volume"	Average "Rate"	Net Change(2)	Average Volume	Average Rate	Net Change(2)
In millions of dollars
Cash and due from banks	$20	$(3)	$17	$3	$22	$25

Deposits at interest with banks(4)	208	(493))	(285)	117	(332))	(215)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	533	290	823	477	(1,797)	(1,320)
In offices outside the U.S.(4)	254	(249)	5	218	(207)	11

Total	787	41	828	695	(2,004)	(1,309)

Brokerage receivables
In U.S. offices	35	132	167	180	(309)	(129)
In offices outside the U.S.(4)	110	(125)	(15)	131	(69)	62

Total	145	7	152	311	(378)	(67)

Trading account assets(5)
In U.S. offices	1,089	7	1,096	472	(309)	163
In offices outside the U.S.(4)	734	(262)	472	352	(871)	(519)

Total	1,823	(255)	1,568	824	(1,180)	(356)

Investments
In U.S. offices	180	237	417	1,441	(971)	470
In offices outside the U.S.(4)	762	240	1,002	382	(820)	(438)

Total	942	477	1,419	1,823	(1,791)	32

Loans—consumer
In U.S. offices	3,277	(68)	3,209	3,755	(2,737)	1,018
In offices outside the U.S.(4)	2,300	(516)	1,784	809	(607)	202

Total	5,577	(584)	4,993	4,564	(3,344)	1,220

Loans—corporate
In U.S. offices	(297)	209	(88)	(54)	(74)	(128)
In offices outside the U.S.(4)	716	250	966	(221)	(666)	(887)

Total	419	459	878	(275)	(740)	(1,015)

Total loans	5,996	(125)	5,871	4,289	(4,084)	205

Other interest-earning assets	(92)	185	93	176	(381)	(205)

Total interest revenue	9,829	(166)	9,663	8,238	(10,128)	(1,890)

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

(5)
Interest expense on trading account liabilities of CGMHI is reported as a reduction of interest revenue.

ANALYSIS OF CHANGES IN NET INTEREST REVENUE, TAXABLE EQUIVALENT BASIS (Continued)(1)(2)(3)

	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change(2)	Average Volume	Average Rate	Net Change(2)
In millions of dollars
Deposits
In U.S. offices	158	173	331	284	(533)	(249)
In offices outside the U.S.(4)	1,258	395	1,653	612	(1,529)	(917)

Total	1,416	568	1,984	896	(2,062)	(1,166)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	450	387	837	(65)	(1,425)	(1,490)
In offices outside the U.S.(4)	472	(290)	182	775	(1,069)	(294)

Total	922	97	1,019	710	(2,494)	(1,784)

Brokerage payables
In U.S. offices	12	34	46	22	(42)	(20)
In offices outside the U.S.(4)	9	2	11	1	(1)	—

Total	21	36	57	23	(43)	(20)

Trading account liabilities(5)
In U.S. offices	24	(2)	22	(1)	7	6
In offices outside the U.S.(4)	—	14	14	6	(4)	2

Total	24	12	36	5	3	8

Investment banking and brokerage borrowings
In U.S. offices	82	50	132	60	(159)	(99)
In offices outside the U.S.(4)	95	(28)	67	45	36	81

Total	177	22	199	105	(123)	(18)

Short-term borrowings
In U.S. offices	(33)	428	395	93	(429)	(336)
In offices outside the U.S.(4)	143	(95)	48	142	(303)	(161)

Total	110	333	443	235	(732)	(497)

Long-term debt(6)
In U.S. offices	(12)	916	904	1,020	(1,199)	(179)
In offices outside the U.S.(4)	409	198	607	138	(473)	(335)

Total	397	1,114	1,511	1,158	(1,672)	(514)

Mandatorily redeemable securities of subsidiary trusts(6)	(217)	(217)	(434)	31	(17)	14

Total interest expense	2,850	1,965	4,815	3,163	(7,140)	(3,977)

Net interest revenue	$6,979	($2,131)	$4,848	$5,075	$(2,988)	$2,087

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

(6)
During 2004, the Company deconsolidated all the subsidiary trusts in accordance with FIN 46-R. The resulting liabilities to the trust companies are included as a component of long-term debt as of December 31, 2004.

RATIOS

	2004	2003	2002
Net income to average assets	1.21%	1.51%	1.44%
Return on common stockholders' equity(1)	17.0%	19.8%	18.6%
Return on total stockholders' equity(2)	16.8%	19.5%	18.3%
Total average equity to average assets	7.21%	7.70%	7.86%
Dividends declared per common share as a percentage of income per diluted common share	49.1%	32.2%	23.8%

(1)
Based on net income less total preferred stock dividends as a percentage of average common stockholders' equity.

(2)
Based on net income less preferred stock dividends as a percentage of average total stockholders' equity.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.(1)

	2004		2003		2002
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
In millions of dollars at year end
Banks(2)	$32,067	2.99%	$28,495	2.84%	$28,492	3.84%
Other demand deposits	121,588	1.11%	85,556	1.54%	85,545	1.54%
Other time and savings deposits(2)	179,916	2.43%	159,448	2.11%	159,463	2.11%

Total	$333,571	2.00%	$273,499	2.01%	$273,500	2.01%

(1)
Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries. See Note 24 to the Consolidated Financial Statements.

(2)
Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS ($100,000 OR MORE) IN U.S. OFFICES

	Under 3 Months	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
In millions of dollars at year end 2004
Certificates of deposit	$3,809	$840	$1,046	$3,234
Other time deposits	14,006	70	15	205

SHORT-TERM AND OTHER BORROWINGS(1)

	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase(2)			Commercial Paper(6)			Other Funds Borrowed(2)			Investment Banking and Brokerage Borrowings
	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002
In millions of dollars
Amounts outstanding at year end	$209,555	$181,156	$162,643	$8,270	$15,093	$16,854	$22,698	$21,094	$13,775	$25,799	$22,442	$21,353
Average outstanding during the year(5)	214,109	180,165	169,015	13,220	14,994	13,567	21,609	16,828	13,069	26,021	20,546	17,410
Maximum month-end outstanding	240,169	198,339	199,010	19,265	17,400	16,854	27,190	25,196	24,201	30,986	25,185	22,104

Weighted-average interest rate
During the year(3)(5)	2.74%	2.69%	3.93%	1.18%	1.09%	1.63%	4.47%	3.07%	7.31%	2.51%	2.21%	2.71%
At year end(4)	2.37%	3.11%	2.37%	2.28%	1.24%	1.56%	2.56%	1.81%	3.07%	2.33%	1.45%	2.07%

(1)
Original maturities of less than one year.

(2)
Rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.

(3)
Interest rates include the effects of risk management activities. See Notes 13 and 24 to the Consolidated Financial Statements.

(4)
Based on contractual rates at year end.

(5)
Excludes discontinued operations.

(6)
Excludes CGMHI commercial paper, which is included with "Investment Banking and Brokerage Borrowings."

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

        Under the GLB Act, financial holding companies are able to make acquisitions of companies that engage in activities that are financial in nature, both in the United States and outside of the United States. No prior approval of the FRB is generally required for such acquisitions except for the acquisition of U.S. depository institutions and, in some cases, foreign banks. In addition, under merchant banking authority added by the GLB Act, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company's controlled depository institutions. This authority applies to investments both in the United States and outside the United States. Regulations interpreting and conditioning this authority have been promulgated. Bank holding companies also retain their authority, subject to prior specific or general FRB consent, to acquire less than 20% of the voting securities of a company that does not do business in the United States, and 20% or more of the voting securities of any such company if the FRB finds by regulation or order that its activities are usual in connection with banking or finance outside the United States. In general, bank holding companies that are not financial holding companies may engage in a broader range of activities outside the United States than they may engage in inside the United States, including sponsoring, distributing, and advising open-end mutual funds, and underwriting and dealing in debt and, to a limited extent, equity securities, subject to local country laws.

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

        The Company's earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the foreign and domestic jurisdictions in which the Company and its subsidiaries conduct business. For example, these include limitations on the ability of certain subsidiaries to pay dividends to their intermediate holding companies and on the abilities of those holding companies to pay dividends to the Company (see Note 19 to the Consolidated Financial Statements). It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

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

        Numerous other federal and state laws also affect the Company's earnings and activities, including federal and state consumer protection laws. Legislation may be enacted or regulation imposed in the U.S. or its political subdivisions, or in any other jurisdiction in which the Company does business, to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings. The preceding statement is a forward-looking statement within the meaning of the Private

Securities Litigation Reform Act. See "Forward-Looking Statements" on page 73.

        There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries. In general, these restrictions require that any such transactions must be on terms that would ordinarily be offered to unaffiliated entities and secured by designated amounts of specified collateral. Transactions between a banking subsidiary and the holding company or any nonbank subsidiary are limited to 10% of the banking subsidiary's capital stock and surplus and, as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of the bank's capital stock and surplus.

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

        The Company and its U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks, savings associations, and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well capitalized." As of December 31, 2004, the Company's bank and thrift subsidiaries, including Citibank, were "well-capitalized." See "Management's Discussion and Analysis" and Note 19 to the Consolidated Financial Statements for capital analysis.

        A bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country, unless the bank has expressly agreed to do so in writing.

        The GLB Act included extensive consumer privacy provisions. These provisions, among other things, require full disclosure of the Company's privacy policy to consumers and mandate offering consumers the ability to "opt out" of having non-public customer information disclosed to third parties. Pursuant to these provisions, the federal banking regulators and the SEC and FTC have adopted privacy regulations. In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings. The preceding statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 73. A recent amendment to the Fair Credit Reporting Act requires the Company's subsidiaries to give their customers the opportunity not to receive marketing solicitations that are based on the use of information from another subsidiary of the Company regarding the customer. This requirement is expected to become effective within six months after pending implementing regulations become effective.

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

Insurance—State Regulation

        The Company's insurance subsidiaries are subject to regulation in the various states and jurisdictions in which they transact business. The regulation, supervision and administration relate, among other things, to the standards of solvency that must be met and maintained, the licensing of insurers and their agents, the lines of insurance in which they may engage, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. In addition, many states have enacted variations of competitive rate-making laws which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters.

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

        The Company's U.S. registered broker/dealer subsidiaries are subject to the Securities and Exchange Commission's (the SEC) Net Capital Rule, Rule 15c3-1 (the Net Capital Rule), promulgated under the Exchange Act. The Net Capital Rule requires the maintenance of minimum net capital, as defined. The Net Capital Rule also limits the ability of broker/dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict CGMHI's ability to withdraw capital from its broker/dealer subsidiaries, which in turn could limit CGMHI's ability to pay dividends and make payments on its debt. See Notes 13 and 19 to the Consolidated Financial Statements. Certain of the Company's broker/dealer subsidiaries are also subject to regulation in the countries outside of the U.S. in which they do business. Such regulations may include requirements to maintain specified levels of net capital or its equivalent.

        The Company is the indirect parent of investment advisers registered and regulated under the Investment Advisers Act of 1940 who provide investment advice to investment companies subject to regulation under the Investment Company Act of 1940. Under the Investment Company Act of 1940, advisory contracts between the Company's investment adviser subsidiaries and these investment companies (Affiliated Funds) would automatically terminate upon an assignment of such contracts by the investment adviser. Such an assignment would be presumed to have occurred if any party were to acquire more than 25% of the Company's voting securities. In that event, consent to the assignment from the stockholders of the Affiliated Funds involved would be needed for the advisory relationship to continue. In addition, subsidiaries of the Company and the Affiliated Funds are subject to certain restrictions in their dealings with each other.

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

Properties

        The Company's executive offices are located at 399 Park Avenue, New York, New York. 399 Park Avenue is a 39-story building that is partially leased by the Company and certain of its subsidiaries, including the principal offices of Citicorp and Citibank. The Company and certain of its subsidiaries occupy office space in Citigroup Center (153 E. 53rd St., New York, NY) under a long-term lease. Citibank owns a building in Long Island City, New York and leases a building under a long-term lease located at 111 Wall Street in New York City, which are totally occupied by the Company and certain of its subsidiaries.

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

        The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 27 to the Consolidated Financial Statements.

Legal Proceedings

Enron Corp.

        In April 2002, Citigroup was named as a defendant along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In May 2003, plaintiffs filed an amended consolidated class action complaint. Citigroup filed a motion to dismiss in June 2003, which motion was denied in April 2004. Citigroup answered the operative complaint in May 2004. Plaintiffs filed a motion for class certification in May 2003, which motion remains pending. The parties are engaging in discovery.

        Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) actions brought by a number of pension and benefit plans, investment funds, mutual funds, and other individual and institutional investors in connection with the purchase of Enron and Enron-related equity and debt securities, alleging violations of various state and federal securities laws, state unfair competition statutes, common law fraud, misrepresentation, unjust enrichment, breach of fiduciary duty, conspiracy and other violations of state law; (ii) actions by banks that participated in Enron revolving credit facilities, alleging fraud, gross negligence, breach of implied duties, aiding and abetting and civil conspiracy in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron debt securities, alleging violations of the federal securities laws, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock, alleging violations of various federal securities laws; the Citigroup defendant (along with all other defendants) settled all claims without admitting any wrongdoing, and the settlement was preliminarily approved by the United States District Court for the Southern District of New York in September 2004; (v) a putative class action brought by clients of CGMI in connection with research reports concerning Enron, alleging breach of contract; (vi) an action brought by purchasers in the secondary market of Enron bank debt, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty; (vii) an action brought by an investment company, alleging that Citigroup and others aided Enron in fraudulently inducing it to enter into a commodity sales contract; (viii) five adversary proceedings filed by Enron in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, certain of its affiliates and other entities, and to disallow or to subordinate claims that Citigroup and other entities have filed against Enron; in one such proceeding, Enron also alleges various common law claims, including a claim for aiding and abetting of breach of fiduciary duty; (ix) third-party actions brought by former Enron officers and directors, alleging violation of state securities and other laws and a right to contribution from Citigroup, in connection with claims under state securities and common law brought against the officers and directors; (x) a purported class action brought on behalf of Connecticut municipalities, alleging violation of state statutes, conspiracy to commit fraud, aiding and abetting a breach of fiduciary duty and unjust enrichment; (xi) actions brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (xii) third-party actions brought by Arthur Andersen as a defendant in Enron-related litigations, alleging a right to contribution from Citigroup; (xiii) an action brought by the indenture trustee for the Yosemite and ECLN Trusts and the Yosemite Securities Co., alleging fifteen causes of action sounding in tort and contract and relating to the initial notes offerings and the post-bankruptcy settlement of the notes; (xiv) putative class actions brought by investors that purchased and held Enron and Enron-related securities, alleging negligence, misrepresentation, fraud, breach of fiduciary duty, and aiding and abetting breach of fiduciary duty; (xv) actions brought by utilities concerns, alleging that Citigroup and others aided Enron in fraudulently overcharging for electricity; and (xvi) adversary proceedings filed by Enron in its chapter 11 bankruptcy proceedings against entities that purchased Enron bankruptcy claims from Citigroup, seeking to disallow or to subordinate those claims. Several of these cases have been consolidated or coordinated with the NEWBY action and are stayed, except for certain discovery, pending the Court's decision on the pending motion for class certification in NEWBY.

Dynegy Inc.

        On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas (IN RE: DYNEGY INC. SECURITIES LITIGATION) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and CGMI as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants. The Citigroup defendants filed a motion to dismiss in March 2004, which motion was granted by the District Court in October 2004. The court denied lead plaintiff's request for leave to appeal.

WorldCom, Inc.

        Citigroup, CGMI and certain executive officers and current and former employees were named as defendants—along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors—in a consolidated class action (IN RE WORLDCOM, INC. SECURITIES LITIGATION) brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002. The class action complaint asserted claims against CGMI under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the Court denied CGMI's motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

        On May 10, 2004, Citigroup announced that it had agreed to settle all claims against it in the consolidated class action. Under the terms of the settlement, Citigroup will make a payment of $2.58 billion ($1.59 billion after-tax) to the settlement class. Citigroup reached this settlement agreement without admitting any wrongdoing or liability, and the agreement reflects that Citigroup denies that it or its subsidiaries committed any act or omission giving rise to any liability or violation of the law. On November 10, 2004, the United States District Court for the Southern District of New York entered an order granting final approval of the settlement.

        The District Court also consolidated with the consolidated class action two other putative class actions which assert claims (i) under federal securities laws against Citigroup, CGMI and certain former employees on behalf of purchasers and acquirers of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS"), based on CGMI's research reports concerning WorldCom and its role as underwriter of TARGETS (IN RE TARGETS SECURITIES LITIGATION); and (ii) under common law against CGMI and certain former employees on behalf of persons who held WorldCom securities based on CGMI's research reports concerning WorldCom (WEINSTEIN, ET AL. V. EBBERS, ET AL.). On June 28, 2004, the District Court dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in IN RE TARGETS SECURITIES LITIGATION, leaving only claims under the 1934 Act for purchases of TARGETS after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005. On September 17, 2004, the District Court dismissed WEINSTEIN, ET AL. v. EBBERS, ET AL. with prejudice, and in its entirety. On October 15, 2004, the plaintiffs noticed their appeal of this decision to the United States Court of Appeals for the Second Circuit. The parties have reached an agreement in principle on the terms of a settlement of this action.

        Approximately seventy WorldCom individual actions remain pending in various federal and state courts. Pursuant to an order entered on May 28, 2003, the District Court presently has before it approximately two-thirds of these individual actions that have been consolidated with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGMI's research reports concerning WorldCom and/or CGMI's role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remand their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

        A number of other individual actions asserting claims against CGMI in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

Global Crossing

        On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (IN RE GLOBAL CROSSING, LTD. SECURITIES LITIGATION) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which named as defendants, among others, Citigroup, CGMI and certain executive officers and current and former employees, asserting claims under the federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with CGMI's research reports about Global Crossing and Asia Global Crossing and for CGMI's roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup-Related Defendants moved to dismiss all of the claims against them on July 2, 2004. The plaintiffs and the Citigroup Related Defendants have reached an agreement in principle on the terms of a settlement of this action.

        In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding against, among others, Citigroup, CGMI and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGMI's research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-Related Defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004. In addition, actions asserting claims against Citigroup and certain of its affiliates relating to CGMI Global Crossing research reports are pending in numerous arbitrations around the country.

Research

        Since May 2002, Citigroup, CGMI and certain executive officers and current and former employees have been named as defendants in numerous putative class action complaints and arbitration demands by purchasers of various securities, alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including AT&T Corp. ("AT&T"), Winstar Communications, Inc. ("Winstar"), Level 3 Communications, Inc. ("Level 3"), Metromedia Fiber Network, Inc. ("MFN"), XO Communications, Inc. ("XO"), Williams Communications Group Inc. ("Williams"), and Focal Communications, Inc. Almost all of these putative class actions are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup-Related Defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 5, 2005, the Court dismissed the Winstar action in its entirety with prejudice. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the MFN action.

        In addition to the putative research class actions, several individual actions have been filed against Citigroup and CGMI relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with CGMI's publication of research about Qwest and its underwriting of Qwest securities.

        Two putative class actions against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Two more putative class actions raising similar claims are pending against CGMI, one in the United States District Court for the Southern District of New York (NORMAN V. SALOMON SMITH BARNEY, ET AL.) and the other in Illinois state court (DISHER V. CITIGROUP GLOBAL MARKETS INC.). On June 9, 2004, the District Court denied CGMI's motion to dismiss NORMAN V. SALOMON SMITH BARNEY, ET AL., a case which asserts violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney.

Parmalat

        On July 29, 2004, Enrico Bondi, as extraordinary commissioner of Parmalat and other affiliated entities, filed a lawsuit in New Jersey Superior Court against Citigroup, Citibank, N.A. and others, alleging that the defendants participated in fraud committed by the officers and directors of Parmalat and seeking unspecified damages. The action alleges a variety of claims under New Jersey state law, including fraud, negligent misrepresentation, violations of the New Jersey Fraudulent Transfer Act and violations of the New Jersey RICO statute. On December 20, 2004, defendants filed a motion to dismiss the action. That motion remains pending.

        Citigroup, Citibank, N.A. and others also are defendants in three class action complaints filed in the United States District Court for the Southern District of New York relating to the collapse of Parmalat Finanziaria S.P.A. On May 21, 2004, the court issued an order consolidating the complaints under the caption IN RE PARMALAT SECURITIES LITIGATION. The consolidated amended complaint was filed on October 18, 2004 on behalf of purchasers of Parmalat securities between January 5, 1999 and December 18, 2003. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and seeks unspecified damages. On January 10, 2005, the Citigroup defendants filed a motion to dismiss the action. That motion remains pending.

Adelphia Communications Corporation

        On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGMI, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

        In addition, CGMI is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District of New York were filed. The motions are currently pending.

Foreign Currency Conversion

        Citigroup and certain of its affiliates as well as VISA, U.S.A., Inc., VISA International Service Association, MasterCard International, Incorporated and other banks are defendants in a consolidated class action lawsuit (IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION) pending in the United States District Court for the Southern District of New York, which seeks unspecified damages and injunctive relief. The action, brought on behalf of certain United States holders of VISA, MasterCard and Diners Club branded general purpose credit cards who used those cards since March 1, 1997 for foreign currency transactions, asserts, among other things, claims for alleged violations of (i) Section 1 of the Sherman Act, (ii) the federal Truth in Lending Act (TILA), and (iii) as to Citibank (South Dakota), N.A., the South Dakota Deceptive Trade Practices Act. On October 15, 2004, the Court granted the plaintiffs' motion for class certification of their Sherman Act and TILA claims but denied the motion as to the South Dakota Deceptive Trade Practices Act claim against Citibank (South Dakota), N.A.

Transfer Agency

        Citigroup's 2004 results reflect an aggregate reserve of $196 million ($151 million after-tax) related to the expected resolution of the previously disclosed SEC investigation into mutual fund transfer agent matters that began in November 2003.

        In 1999, Citigroup Asset Management ("CAM") recommended that an affiliate become the transfer agent for certain mutual funds managed by CAM. The affiliate that became the transfer agent, Citicorp Trust Bank ("CTB"), subcontracted transfer agency work to the previous (unaffiliated) transfer agent. At the time CAM entered the business, CAM concluded a separate agreement with the sub-transfer agent that guaranteed certain benefits to CAM and its affiliates. That agreement, and a one-time payment related to termination of the agreement, were not disclosed to the boards of the mutual funds that approved the retention of the affiliated transfer agent.

        As previously discussed, in July 2004, the staff of the SEC indicated that it was considering recommending an enforcement proceeding against CAM and certain of its affiliates relating to the transfer agency and sub-transfer agency arrangements, including the creation and operation of this transfer agency, the compensation received by CTB and the adequacy of CAM's disclosures to the fund boards. The staff subsequently informed four individuals (none of whom remains in his or her prior position with CAM) that it was also considering similar enforcement proceedings against them. The Company is cooperating with the SEC in its investigation. The reserve fully covers the financial terms that the SEC staff has agreed to recommend to the Commission for resolution of this matter. The Citigroup offer of settlement is subject to final negotiation, and any settlement of this matter with the SEC will require approval by the Board of Directors of Citigroup and acceptance by the SEC.

Mutual Funds

        Citigroup and certain of its affiliates have been named in several class action litigations pending in various Federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal market timing cases that name the Company, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

        Several issues in the mutual fund industry have come under scrutiny of federal and state regulators. The Company has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. The Company is cooperating with all such reviews.

IPO Allocation Litigation

        In April 2002, consolidated amended complaints were filed against CGMI and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss. On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGMI is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision. Also filed in the Southern District of New York against CGMI and other investment banks were several putative class actions that were consolidated into a single class action, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the Court granted CGMI's motion to dismiss the consolidated amended complaint in the antitrust case. Plaintiff has appealed the motion to dismiss to the United States Court of Appeals for the Second Circuit in New York. That appeal is pending.

Investigations of Euro Zone Government Bonds Trade

        On August 2, 2004, Citigroup Global Markets Limited executed certain large trades in Euro Zone Government bonds in London that were carried out on the MTS trading platform. On August 19, 2004, the UK Financial Services Authority commenced an enforcement investigation into certain aspects of these trades. Other European regulators have also commenced similar investigations. Recently, the German regulator, BaFin, referred the results of its investigation into the trades to prosecutors for possible prosecution against employees of the Company. Citigroup is cooperating with these investigations.

Other

        The Securities and Exchange Commission is conducting a non-public investigation, which the Company believes originated with the Company's accounting treatment regarding its investments and business activities, and loan loss allowances, with respect to Argentina in the 4th quarter of 2001 and the 1st quarter of 2002. The investigation is also addressing the timing and support documentation for certain accounting entries or adjustments. In connection with these matters, the SEC has subpoenaed witness testimony and certain accounting and internal controls-related information for the years 2001 - 2004. The Company is cooperating with the SEC in its investigation. The Company cannot predict the outcome of the investigation.

        Beginning in April 2003, two putative class actions on behalf of participants in, and beneficiaries of, the Citigroup 401(k) plan were filed in the Southern District of New York and later consolidated under the caption IN RE: CITIGROUP ERISA LITIGATION. Citigroup filed a motion to dismiss in January 2004. The parties have reached an agreement in principle to settle this action.

        Beginning in July 2002, Citigroup and certain officers were named as defendants in putative class actions filed in the United States District Court for the Southern District of New York brought on behalf of purchasers of Citigroup common stock, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and, in approximately half of the actions, claims for common law fraud. In November 2002, these actions were consolidated under the caption IN RE: CITIGROUP INC. SECURITIES LITIGATION. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint, which motion was granted by the district court in August 2004. Plaintiff filed a notice of appeal in October 2004.

        In December 2002, Citigroup and certain members of the Citigroup Board of Directors were named as defendants in a derivative action brought by an individual Citigroup shareholder in the United States District Court for the Southern District of New York (FINK V. WEILL, ET AL.). The complaint alleges state law claims of breach of fiduciary duty, gross mismanagement and corporate waste, as well as violations of the federal securities laws. Citigroup filed a motion to dismiss in October 2003. In July 2004, plaintiff filed a motion for leave to amend, which motion Citigroup opposed in August 2004. That motion is pending.

        In May 2004, in CARROLL V. WEILL, ET AL., a shareholder derivative action in New York state court alleging claims against Citigroup directors in connection with Citigroup's activities with Enron, the New York Court of Appeals denied the principal plaintiff's motion for leave to appeal from the Appellate Division's affirmance of the dismissal of the complaint. Since that date, Citigroup has received a shareholder demand containing allegations similar to those set forth in the CARROLL action referred to above, as well as various additional allegations relating to other activities of Citigroup.

        Additional lawsuits containing claims similar to those described above may be filed in the future.

Executive Officers

        The following information with respect to each executive officer of Citigroup is set forth below as of February 28, 2005: name, age, and the position held with Citigroup.

Name	Age	Position and office held
Sir Winfried F.W. Bischoff	63	Chairman, Citigroup Europe
David C. Bushnell	50	Senior Risk Officer
Michael A. Carpenter	57	Chairman & CEO, Citigroup Global Investments
Robert Druskin	57	CEO & President, Global Corporate and Investment Banking Group
Stanley Fischer	61	Vice Chairman; Head, Public Sector Group
William P. Hannon	56	Controller and Chief Accounting Officer
Michael S. Helfer	59	General Counsel and Corporate Secretary
Sallie Krawcheck	40	Chief Financial Officer; Head of Strategy
Marjorie Magner	55	Chairman & CEO, Global Consumer Group
Charles Prince	55	Chief Executive Officer
William R. Rhodes	69	Senior Vice Chairman; Chairman, Citicorp/Citibank, N.A.
Robert E. Rubin	66	Chairman of the Executive Committee; Member, Office of the Chairman
Todd S. Thomson	44	Chairman & CEO, Global Wealth Management Group
Sanford I. Weill	71	Chairman
Robert B. Willumstad	59	President & Chief Operating Officer

        Except as described below, each executive officer has been employed in such position or in other executive or management positions within the Company for at least five years.

        Sir Winfried Bischoff joined Citigroup in April 2000 upon the merger of J. Henry Schroder & Co. Ltd. with Salomon Smith Barney Holdings Inc. and, from 1995 until that time, he was Chairman of Schroders Plc, the holding company of J. Henry Schroder & Co. Ltd. Mr. Fischer joined Citigroup in 2002 and, prior to that time, was Special Advisor to the Managing Director and First Deputy Managing Director of the International Monetary Fund. Mr. Helfer joined Citigroup in February 2003 and, prior to that time, was President, Strategic Investments of Nationwide Mutual Insurance Company from 2002 to 2003, and was Executive Vice President, Corporate Strategy of Nationwide Mutual Insurance Company and Nationwide Financial Services, Inc. from 2000 to 2003. Ms. Krawcheck joined Citigroup in 2002 and until November 2004 served as Chairman and Chief Executive Officer of Smith Barney. Prior to 2002, Ms. Krawcheck was Chairman and Chief Executive Officer of Sanford C. Bernstein & Co., LLC and an Executive Vice President of Bernstein's parent company, Alliance Capital Management, L.P. from 2001. Prior to that time, Ms. Krawcheck was the Director of Research at Bernstein.

10-K CROSS-REFERENCE INDEX

        This Annual Report on Form 10-K incorporates the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2004 results.

Form 10-K

Item Number		Page
Part I
1.	Business	2 – 3, 5 – 72, 93 – 94, 138 – 145
2.	Properties	140
3.	Legal Proceedings	141 – 144
4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Part II
5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	64, 132, 147 – 149
6.	Selected Financial Data	4
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5 – 72
7A.	Quantitative and Qualitative Disclosures about Market Risk	44 – 59, 95 – 108, 123 – 129
8.	Financial Statements and Supplementary Data	79 – 137
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable
9A.	Controls and Procedures	73, 76
9B.	Other Information	Not Applicable

Part III
10.	Directors and Executive Officers of the Registrant	145, 147, 150 *
11.	Executive Compensation	**
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	***
13.	Certain Relationships and Related Transactions	****
14.	Principal Accountant Fees and Services	*****

Part IV
15.	Exhibits and Financial Statement Schedules	147

*
For additional information regarding Citigroup Directors, see the material under the captions "Corporate Governance," "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting" in the definitive Proxy Statement for Citigroup's Annual Meeting of Stockholders to be held on April 19, 2005, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.

**
See the material under the captions "How We Have Done," "Report of the Personnel and Compensation Committee on Executive Compensation" and "Executive Compensation" in the Proxy Statement, incorporated herein by reference.

***
See the material under the captions "About the Annual Meeting," "Stock Ownership" and "Proposal 3: Approval of Amended and Restated Citigroup Stock Incentive Plan" in the Proxy Statement, incorporated herein by reference.

****
See the material under the captions "Proposal 1: Election of Directors" and "Executive Compensation" in the Proxy Statement, incorporated herein by reference.

*****
See the material under the caption "Proposal 2: Ratification of Selection of Independent Registered Accounting Firm" in the Proxy Statement, incorporated herein by reference.

        None of the foregoing incorporation by reference shall include the information referred to in Item 402(a)(8) of Regulation S-K.

CORPORATE INFORMATION

EXHIBITS AND FINANCIAL STATEMENT
SCHEDULES

        The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

  Citigroup's Restated Certificate of Incorporation, as amended,
  Citigroup's By-Laws,
  Instruments Defining the Rights of Security Holders, including Indentures,
  Material Contracts, including certain compensatory plans available only to officers and/or directors,
  Statements re: Computation of Ratios,
  Code of Ethics for Financial Professionals,
  Subsidiaries of the Registrant,
  Consent of Expert,
  Powers of Attorney of Directors Armstrong, Belda, David, Derr, Deutch, Hernandez Ramirez,
  Jordan, Mecum, Mulcahy, Parsons, Pearson, Rodin, Rubin, Thomas, Weill, and Willumstad.
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

Financial Statements filed for Citigroup Inc. and Subsidiaries:

  Consolidated Statement of Income
  Consolidated Balance Sheet
  Consolidated Statement of Changes in Stockholders' Equity
  Consolidated Statement of Cash Flows

United States Securities and Exchange Commission
Washington, DC 20549
Form 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2004
Commission File Number 1-9924

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

        Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by Citigroup of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 7, 2004.

Annual Meeting

        The annual meeting will be held at 9:00 a.m. on April 19, 2005, at Carnegie Hall, 154 West 57th Street, New York, NY.

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
  Telephone No. 816 843 4281
  Toll-free No. 888 250 3985
  Facsimile No. 201 324 3284
  E-mail address: Citibank@shareholders-online.com

Exchange Agent

        Holders of Golden State Bancorp, Associates First Capital Corporation, Citicorp or Salomon Inc common stock, Citigroup Inc. Preferred Stock Series J, K, Q, R, S, T, or U, Salomon Inc Preferred Stock Series E or D, or Travelers Group Preferred Stock Series D should arrange to exchange their certificates by contacting:

  Citibank Stockholder Services
  P. O. Box 43035
  Providence, RI 02940-3035
  Telephone No. 816 843 4281
  Toll-free No. 888 250 3985
  Facsimile No. 201 324 3284
  E-mail address: Citibank@shareholders-online.com

        The 2004 Forms 10-K filed with the Securities and Exchange Commission for the Company and certain subsidiaries, as well as annual and quarterly reports, are available from Citigroup Document Services toll free at 877 936 2737 (outside the United States at 718 765 6514), by e-mailing a request to docserve@citigroup.com, or by writing to:

  Citigroup Document Services
  140 58th Street, Suite 8G
  Brooklyn, NY 11220

        Copies of this annual report and other Citigroup financial reports can be viewed or retrieved through the Company's Web site at http://www.citigroup.com by clicking on the "Investor Relations" page and selecting "SEC Filings" or through the SEC's Web site at http://www.sec.gov.

Corporate Governance Materials

        The following materials, which have been adopted by the Company, are available free of charge on the Company's Web site at http://www.citigroup.com under the "Corporate Governance" page or by writing to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd floor, New York, New York 10043: the Company's (i) corporate governance guidelines, (ii) code of conduct, (iii) code of ethics for financial professionals, and (iv) charters of (a) the audit and risk management committee, (b) the personnel and compensation committee, (c) the public affairs committee, and (d) the nomination and governance committee. The code of ethics for financial professionals applies to the Company's principal executive officer, principal financial officer and principal accounting officer. Amendments and waivers, if any, to the code of ethics for financial professionals will be disclosed on the Company's Web site.

Securities Registered Pursuant to Section 12(b) and (g) of the Act

        A list of Citigroup securities registered pursuant to Section 12(b) and (g) of the Securities Exchange Act of 1934 is filed as an exhibit herewith and is available from Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd floor, New York, New York 10043 or on the Internet at http://www.sec.gov.

        As of February 7, 2005, Citigroup had 5,225,357,984 shares of common stock outstanding.

        As of February 7, 2005, Citigroup had approximately 203,395 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

        Citigroup (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein nor in Citigroup's 2005 Proxy Statement incorporated by reference in Part III of this Form 10-K.

        Citigroup is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).

        The aggregate market value of Citigroup common stock held by non-affiliates of Citigroup on February 7, 2005 was approximately $245.9 billion.

        Certain information has been incorporated by reference as described herein into Part III of this annual report from Citigroup's 2005 Proxy Statement.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2005.

Citigroup Inc.
(Registrant)

/s/ Sallie Krawcheck
Sallie Krawcheck
Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2005.

Citigroup's Principal Executive Officer and a Director:

/s/ Charles Prince
Charles Prince

Citigroup's Principal Financial Officer:

/s/ Sallie Krawcheck
Sallie Krawcheck

Citigroup's Principal Accounting Officer:

/s/ William P. Hannon
William P. Hannon

        The Directors of Citigroup listed below executed a power of attorney appointing Sallie Krawcheck their attorney-in-fact, empowering her to sign this report on their behalf.

C. Michael Armstrong Alain J.P. Belda George David Kenneth T. Derr John M. Deutch Roberto Hernández Ramirez Ann Dibble Jordan Dudley C. Mecum	Anne Mulcahy Richard D. Parsons Andrall E. Pearson Judith Rodin Robert E. Rubin Franklin A. Thomas Sanford I. Weill Robert B. Willumstad

/s/ Sallie Krawcheck
Sallie Krawcheck

CITIGROUP BOARD OF DIRECTORS

C. Michael Armstrong Retired Chairman Hughes, AT&T and Comcast Corporation	Roberto Hernández Ramirez Chairman Banco Nacional de Mexico	Andrall E. Pearson Founding Chairman YUM! Brands, Inc.	Sanford I. Weill Chairman Citigroup Inc.
Alain J.P. Belda Chairman and Chief Executive Officer Alcoa Inc.	Ann Dibble Jordan Consultant	Charles Prince Chief Executive Officer Citigroup Inc.	Robert B. Willumstad President and Chief Operating Officer Citigroup Inc.
George David Chairman and Chief Executive Officer United Technologies Corporation	Dudley C. Mecum Managing Director Capricorn Holdings, LLC	Judith Rodin President-Elect Rockefeller Foundation	HONORARY DIRECTOR The Honorable Gerald R. Ford Former President of the United States
Kenneth T. Derr Chairman, Retired ChevronTexaco Corporation	Anne Mulcahy Chairman and Chief Executive Officer Xerox Corporation	Robert E. Rubin Chairman, Executive Committee; Member, Office of the Chairman Citigroup Inc.
John M. Deutch Institute Professor Massachusetts Institute of Technology	Richard D. Parsons Chairman and Chief Executive Officer Time Warner Inc.	Franklin A. Thomas Consultant TFF Study Group

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.01
Acquisition Agreement, dated as of January 31, 2005, by and between Citigroup Inc. and MetLife, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 4, 2005 (File No. 1-9924).
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
3.02	By-Laws of the Company, as amended, effective January 19, 2005, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 21, 2005 (File No. 1-9924).
10.01.1*	Amended and Restated Employment Agreement, dated as of November 16, 2001, between the Company and Sanford I. Weill, incorporated by reference to Exhibit 10.01 to the Company's 2001 10-K.
10.01.2*
Letter Agreement, dated as of September 16, 2003, between the Company and Sanford I. Weill, incorporated by reference to Exhibit 10.01.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-9924) (the "Company's 2003 10-K").

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
10.06*
Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (pursuant to the Amended and Restated Compensation Plan for Non-Employee Directors), incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 14, 2005 (File No. 1-9924).
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

10.08*	Citigroup 1999 Executive Performance Plan (effective January 1, 1999), incorporated by reference to Annex B to the Company's Proxy Statement dated March 8, 1999 (File No. 1-9924).
10.09.1*	Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.02 to the Company's September 30, 1997 10-Q.
10.09.2*	Amendment to the Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.08.2 to the Company's 1999 10-K.
10.10*
The Travelers Inc. Deferred Compensation and Partnership Participation Plan, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1994 (File No. 1-9924).
10.11*
The Travelers Insurance Deferred Compensation Plan (formerly The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan) (as amended through December 10, 1998), incorporated by reference to Exhibit 10.10 to the Company's 1998 10-K.
10.12*
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

10.17.1*	Citicorp 1997 Stock Incentive Plan, incorporated by reference to Citicorp's 1997 Proxy Statement filed February 26, 1997 (File No. 1-5378).
10.17.2*	Amendment to the Citicorp 1997 Stock Incentive Plan, incorporated by reference to Exhibit 10.19.2 to the Company's 1999 10-K.
10.18.1*	Supplemental Executive Retirement Plan of Citicorp and Affiliates (as amended and restated effective January 1, 1998), incorporated by reference to Exhibit 10.20.1 to the Company's 1999 10-K.
10.18.2*
First Amendment to the Supplemental Executive Retirement Plan of Citicorp and Affiliates (as amended and restated effective January 1, 1998), incorporated by reference to Exhibit 10.20.2 to the Company's 1999 10-K.
10.19.1*
Supplemental ERISA Compensation Plan of Citibank, N.A. and Affiliates, as amended and restated, incorporated by reference to Exhibit 10.(G) to Citicorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5378).
10.19.2*	Amendment to the Supplemental ERISA Compensation Plan of Citibank, N.A. and Affiliates, as amended and restated, incorporated by reference to Exhibit 10.21.2 to the Company's 1999 10-K.
10.20*
Supplemental ERISA Excess Plan of Citibank, N.A. and Affiliates, as amended and restated, incorporated by reference to Exhibit 10.(H) to Citicorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5378).
10.21.1*	Citicorp Directors' Deferred Compensation Plan, Restated May 1, 1988, incorporated by reference to Exhibit 10.23 to the Company's 1998 10-K.
10.21.2*	Amendment to the Citicorp Directors' Deferred Compensation Plan (effective as of December 31, 2001), incorporated by reference to Exhibit 10.22.2 to the Company's 2001 10-K.
10.22.1*	Letter Agreement, dated as of October 26, 1999 (the "Letter Agreement"), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.24 to the Company's 1999 10-K.
10.22.2*
Amendment to the Letter Agreement, dated as of February 6, 2002 (the "2002 Letter Agreement"), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.23.2 to the Company's 2001 10-K.
10.22.3*
Amendment to the 2002 Letter Agreement, dated as of February 10, 2003 (the "2003 Letter Agreement"), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.23.3 to the Company's 2002 10-K.

10.22.4*
Amendment to the 2003 Letter Agreement, dated as of March 10, 2004 (the "2004 Letter Agreement"), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.
10.22.5*
Amendment to the 2004 Letter Agreement, dated as of January 18, 2005, between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 24, 2005 (File No. 1-9924).
10.23*	Citigroup 1999 Stock Incentive Plan (effective April 30, 1999), incorporated by reference to Annex A to the Company's Proxy Statement dated March 8, 1999 (File No. 1-9924).
10.24*
Form of Citigroup Directors' Stock Option Grant Notification, incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-9924).
10.25*
Letter Agreement, dated December 20, 2001, between the Company and Stanley Fischer, incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (File No. 1-9924).
10.26*	Letter Agreement, dated October 30, 2002, between the Company and Sallie Krawcheck, incorporated by reference to Exhibit 10.28 to the Company's 2002 10-K.
10.27*	Letter Agreement, dated February 3, 2003, between the Company and Michael S. Helfer, incorporated by reference to Exhibit 10.29 to the Company's 2002 10-K.
10.28
Lease, dated as of September 25, 2002, between BP 399 Park Avenue LLC (as Landlord) and Citigroup Inc. (as Tenant), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 1-9924).
10.29*	Primerica Retirement Benefit Equalization Plan, incorporated by reference to Exhibit 10.31 to the Company's 2003 10-K.
10.30*
Form of Citigroup Equity Award Agreement, incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 1-9924) (the "Company's September 30, 2004 10-Q").
10.31*	Form of Reload Option Grant Notification, incorporated by reference to Exhibit 10.03 to the Company's September 30, 2004 10-Q.
12.01+	Calculation of Ratio of Income to Fixed Charges.

12.02+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.
14.01	Code of Ethics, incorporated by reference to Exhibit 14.01 to the Company's 2002 10-K.
21.01+	Subsidiaries of the Company.
23.01+	Consent of KPMG LLP, Independent Auditors.
24.01+	Powers of Attorney.
31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2004 Annual Report on Form 10-K) to security holders who make written request therefor to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043.

*
Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

+
Filed herewith.

QuickLinks

CONSOLIDATED FINANCIAL STATEMENTS Citigroup Inc. and Subsidiaries CONSOLIDATED STATEMENT OF INCOME
Citigroup Inc. and Subsidiaries CONSOLIDATED BALANCE SHEET
Citigroup Inc. and Subsidiaries CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Citigroup Inc. and Subsidiaries CONSOLIDATED STATEMENT OF CASH FLOWS
EXHIBIT INDEX