Form 10-Q
period 2005-03-31
CITIGROUP INC
filed 2005-05-04
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

Common stock outstanding as of March 31, 2005: 5,202,176,347

Available on the Web at www.citigroup.com

Citigroup Inc.

TABLE OF CONTENTS

Part I—Financial Information

		Page No.
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)—Three Months Ended March 31, 2005 and 2004	65
	Consolidated Balance Sheet—March 31, 2005 (Unaudited) and December 31, 2004	66
	Consolidated Statement of Changes in Stockholders' Equity (Unaudited)—Three Months Ended March 31, 2005 and 2004	67
	Consolidated Statement of Cash Flows (Unaudited)—Three Months Ended March 31, 2005 and 2004	68
	Notes to Consolidated Financial Statements (Unaudited)	69
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6-62
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44-47, 75
Item 4.	Controls and Procedures	63
Part II—Other Information
Item 1.	Legal Proceedings	85
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	87
Item 4.	Submission of Matters to a Vote of Security Holders	88
Item 6.	Exhibits	90
Signatures		91
Exhibit Index		92

THE COMPANY

        Citigroup Inc. (Citigroup and, together with its subsidiaries, the Company) is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers, with more than 200 million customer accounts doing business in more than 100 countries. Citigroup was incorporated in 1988 under the laws of the State of Delaware.

        The Company's activities are conducted through the Global Consumer, Corporate and Investment Banking (CIB) (formerly Global Corporate and Investment Bank), Global Wealth Management, Asset Management and Alternative Investments (formerly Proprietary Investment Activities) business segments.

        The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (BHC Act) registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Certain of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities. This quarterly report on Form 10-Q should be read in conjunction with Citigroup's 2004 Annual Report on Form 10-K.

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

        Consumer Finance provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of March 31, 2005, North America Consumer Finance maintained 2,669 offices, including 2,452 in the U.S., Canada, and Puerto Rico, and 217 offices in Mexico, while International Consumer Finance maintained 1,534 sales points, including 405 branches and 523 ALMs in Japan. Consumer Finance offers real-estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer-goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

        Retail Banking provides banking, lending, investment and insurance services to customers through retail branches, electronic delivery systems, and the Primerica sales force. In North America, Retail Banking includes the operations of Retail Distribution, the Commercial Business, Prime Home Finance, Student Loans, Primerica, and Mexico Retail Banking. Retail Distribution delivers banking, lending, investment and insurance services through 883 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet bank. The Commercial Business provides equipment leasing and financing, and banking services to small- and middle-market businesses. The Prime Home Finance business originates and services mortgages for customers across the U.S. The Student Loan business is comprised of the origination and servicing of student loans in the U.S. The business operations of Primerica involve the sale, mainly in North America, of life insurance and other products manufactured by its affiliates, including Smith Barney mutual funds, CitiFinancial mortgages and personal loans and the products of our Life Insurance and Annuities business (currently reflected as a discontinued operation). The Primerica sales force is composed of more than 100,000 independent representatives. Mexico Retail Banking consists of the branch banking operations of Banamex, which maintains 1,346 branches, and the Banamex insurance operations formerly reported in the Life Insurance and Annuities business. International Retail Banking consists of 1,144 branches and provides full-service banking, investment and insurance services in EMEA, Japan, Asia, and Latin America. In addition to North

America, the Commercial Business consists of the suite of products and services offered to small- and middle-market businesses in the international regions.

CORPORATE AND INVESTMENT BANKING

        Corporate and Investment Banking (CIB) provides corporations, governments, institutions and investors in approximately 100 countries with a broad range of financial products and services. CIB includes Capital Markets and Banking, Transaction Services and Other Corporate.

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

        A significant portion of Smith Barney's revenue is generated from fees earned by managing client assets as well as commissions earned as a broker for its clients in the purchase and sale of securities. Additionally, Smith Barney generates net interest revenue by financing customers' securities transactions and other borrowing needs through security-based lending. Smith Barney also receives commissions and other sales and service revenues through the sale of proprietary and third-party mutual funds. As part of Smith Barney, Global Equity Research produces equity research to serve both institutional and individual investor clients. The majority of expenses for Global Equity Research are allocated to the Global Equities business within CIB and Smith Barney businesses.

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

ASSET MANAGEMENT

        Asset Management includes Citigroup Asset Management, the Banamex asset management and retirement services businesses and Citigroup's other retirement services businesses in North America and Latin America. These businesses offer institutional, high-net-worth and retail clients a broad range of investment alternatives from investment centers located around the world. Products and services offered include mutual funds, closed-end funds, separately managed accounts, unit investment trusts, alternative investments, variable annuities through affiliated and third-party insurance companies, and pension administration services.

ALTERNATIVE INVESTMENTS

        Alternative Investments (through the Citigroup Alternative Investments (CAI) business) manages certain of Citigroup's proprietary and third-party investments.

        CAI's expansive product offering includes investments in private equity, hedge funds, managed futures, real estate, and a variety of fixed income alternatives (credit structures). The proprietary portfolio is composed primarily of private equity investments made globally on a direct and indirect basis in a variety of industries. The proprietary portfolio also includes shares of St. Paul Travelers Companies Inc. (St. Paul).

CORPORATE/OTHER

        Corporate/Other includes net treasury results, corporate expenses, certain intersegment eliminations, the results of discontinued operations, and taxes not allocated to the individual businesses.

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Summary

	Three Months Ended March 31,
In millions of dollars, except per share amounts
	2005	2004
Revenues, net of interest expense(1)	$21,533	$20,282
Operating expenses	11,655	10,420
Benefits, claims, and credit losses(1)	2,030	2,457

Income from continuing operations before taxes and minority interest	7,848	7,405
Income taxes	2,516	2,312
Minority interest, net of tax	164	69

Income from continuing operations	5,168	5,024
Discontinued operations(2)	273	249

Net Income	$5,441	$5,273

Earnings per share
Basic earnings per share:
Income from continuing operations	$1.00	$0.98
Net income	$1.06	$1.03
Diluted earnings per share:
Income from continuing operations	$0.99	$0.96
Net income	$1.04	$1.01

Return on Average Common Equity(3)	20.3%	21.3%
Return on Risk Capital(4)	40%	45%
Return on Invested Capital(4)	20%	21%
Total Assets (in billions of dollars)	$1,489.9	$1,317.6
Total Equity (in billions of dollars)	$110.5	$101.9
Tier 1 Capital Ratio	8.78%	8.96%
Total Capital Ratio	12.03%	12.25%

(1)
Revenues, net of interest expense, and benefits, claims, and credit losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of securitization activities, including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but revenues, net of interest expense, and benefits, claims, and credit losses would each have been increased by $1.166 billion and $1.325 billion in the 2005 and 2004 first quarters, respectively. Although a managed basis presentation is not in conformity with GAAP, management believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. See the discussion of the Cards business on page 17.

(2)
Discontinued operations represents the operations described in the Company's January 31, 2005 announced agreement for the sale of Citigroup's Travelers Life & Annuity, substantially all of Citigroup's international insurance business and Citigroup's Argentine pension business to Met Life, Inc. The transaction is subject to certain domestic and international regulatory approvals, as well as other customary conditions to closing, and is expected to close during the 2005 third quarter. See Note 4 to the Consolidated Financial Statements.

(3)
The return on average common stockholders' equity is calculated using net income after deducting preferred stock dividends.

(4)
Risk capital is defined as the amount of capital required to absorb potential unexpected economic losses resulting from extremely severe events over a one-year time period. Return on risk capital is calculated as net income divided by average risk capital. Invested capital is defined as risk capital plus Goodwill and Intangible assets excluding Mortgage Servicing Rights, which are a component of risk capital. Return on invested capital is calculated using income adjusted to exclude a net internal charge Citigroup levies on the goodwill and intangible assets of each business offset by each business's share of the rebate of the goodwill and intangible asset charge. Return on risk capital and return on invested capital are non-GAAP performance measures. Management uses return on risk capital to assess businesses' operating performance and to allocate Citigroup's balance sheet and risk capital capacity. Return on invested capital is used to assess returns on potential acquisitions and divestitures and to compare long-term performance of businesses with differing proportions of organic and acquired growth. For a further discussion on risk capital, see page 36.

Business Focus

        The following tables show the net income (loss) for Citigroup's businesses both on a product view and on a regional view:

Citigroup Net Income—Product View

	First Quarter
In millions of dollars
	2005	2004(1)
Global Consumer
Cards	$1,086	$980
Consumer Finance	629	567
Retail Banking	1,285	1,135
Other	(181)	(94)

Total Global Consumer	2,819	2,588

Corporate and Investment Banking
Capital Markets and Banking	1,439	1,477
Transaction Services	245	234
Other	(5)	(4)

Total Corporate and Investment Banking	1,679	1,707

Global Wealth Management
Smith Barney	195	251
Private Bank	122	159

Total Global Wealth Management	317	410

Asset Management	79	105
Alternative Investments	362	26
Corporate/Other	(88)	188

Income from Continuing Operations	5,168	5,024
Discontinued Operations(2)	273	249

Net Income	$5,441	$5,273

(1)
Reclassified to conform to the current period's presentation.

(2)
See Footnote (2) to the table on page 6.

Citigroup Net Income—Regional View

	First Quarter
In millions of dollars
	2005	2004(1)
North America (excluding Mexico)(2)
Consumer	$1,905	$1,748
Corporate	893	746
Wealth Management	271	314
Asset Management	50	65

Total North America	3,119	2,873

Mexico
Consumer	260	203
Corporate	83	94
Wealth Management	13	16
Asset Management	17	26

Total Mexico	373	339

Europe, Middle East and Africa (EMEA)
Consumer	120	204
Corporate	188	264
Wealth Management	(1)	9
Asset Management	(2)	(1)

Total EMEA	305	476

Japan
Consumer	175	142
Corporate	48	93
Wealth Management	(8)	26
Asset Management	(1)	2

Total Japan	214	263

Asia (excluding Japan)
Consumer	311	247
Corporate	322	308
Wealth Management	35	35
Asset Management	4	2

Total Asia	672	592

Latin America
Consumer	48	44
Corporate	145	202
Wealth Management	7	10
Asset Management	11	11

Total Latin America	211	267

Alternative Investments	362	26
Corporate/Other	(88)	188

Income from Continuing Operations	5,168	5,024
Discontinued Operations(3)	273	249

Net Income	$5,441	$5,273

(1)
Reclassified to conform to the current period's presentation.

(2)
Excludes Alternative Investments and Corporate/Other which are predominately related to North America.

(3)
See Footnote (2) to the table on page 6.

Management Summary

        Income from continuing operations of $5.168 billion in the 2005 first quarter was up 3% from the 2004 first quarter. The strength of the Company's Global Consumer and Alternative Investments businesses more than offset weaknesses in the Wealth Management and Asset Management businesses. Revenue growth of 6% during the quarter was driven by record revenues in Retail Banking, Transaction Services and Fixed Income Markets. These increases were diversified across the Company's six regions.

        Expenses increased 12% from year-ago levels. Approximately half of the increase was driven by $435 million in repositioning costs, as well as growth in investment spending. The remaining growth was split equally between acquisitions/foreign exchange and underlying growth. Expenses were flat compared to the 2004 fourth quarter.

        The results for the 2005 first quarter reflect the Company's focus on combining world-class products and superior customer service to increase business volumes while maintaining expense discipline. Average loans increased 14% during the quarter, average deposits grew by 15% and average earning assets were up 16%. During the first quarter, the Company continued to invest in its franchises, adding 83 net new branches.

        The credit environment continued to remain favorable for the Company. Global Consumer loss rates in the quarter improved to 2.62% on a managed basis, excluding commercial business, representing an 11 basis point decline from the 2004 fourth quarter. Corporate cash-basis loans declined 9% from December 31, 2004, to $1.73 billion. The Company did not record significant loan loss reserve releases from an improved credit environment during the quarter, as it had during the past several quarters.

        During the 2005 first quarter, Citigroup announced the sale of substantially all of Life Insurance and Annuities, the sale of a portfolio of manufactured housing loans and completed the sale of CitiCapital's Transportation Finance Business.

        The Company continued to allocate resources to build its growth franchises through branch expansion, advertising, technology and people. The Company closed the acquisition of First American Bank (FAB), providing an important presence in the attractive Texas retail banking market. All of these actions reflect a sharpened focus on Citigroup's long-term growth and a rigorous approach to the use of shareholders' capital.

        The Company's equity surpassed $110 billion, with equity capital and trust preferred securities growing to more than $116 billion at March 31, 2005. In January 2005, the Board of Directors increased the quarterly dividend by 10 percent to 44 cents per share. The Company paid out $2.3 billion in dividends during the quarter to its common shareholders, an increase of 11% from the year-ago quarter. The Company maintained its "well-capitalized" position with a Tier 1 Capital Ratio of 8.78% at the end of the quarter. The Company reported a return on common equity in excess of 20%.

        In April 2005, the Board authorized the repurchase of up to an additional $15 billion of our common stock bringing the total authorization to $16.3 billion. The Company repurchased 19 million shares during the 2005 first quarter.

        During the 2005 first quarter, the Company began the implementation of its Five Point Plan. The Five Point Plan strengthens a foundation of values, priorities and internal controls that are essential for sustained long-term growth. Implementation of the Five Point Plan is the Company's top priority.

        In connection with its approval of the FAB transaction, the Federal Reserve Board (FRB) said in its order, dated March 16, 2005, that it expected Citigroup would not "undertake significant expansion during the implementation period [of the Five Point Plan]. The [FRB] believes it important that management's attention not be diverted from these efforts by the demands that mergers and acquisitions place on management resources."

        Certain of the above statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 64.

EVENTS IN 2005 and 2004

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 64.

Sale of Travelers Life & Annuity and Substantially All International Insurance Businesses

        On January 31, 2005, the Company announced an agreement for the sale of Citigroup's Travelers Life & Annuity, and substantially all of Citigroup's international insurance businesses, to MetLife, Inc. (MetLife) for $11.5 billion, subject to closing adjustments. The transaction has been approved by the Boards of Directors of both companies. Under the terms of the transaction, Citigroup will receive up to $3.0 billion in MetLife equity securities and the balance in cash, which will result in an after-tax gain of approximately $2.0 billion, subject to closing adjustments.

        The transaction encompasses Travelers Life & Annuity's U.S. businesses and its international operations other than Citigroup's life business in Mexico (which is now included within Retail Banking). International operations include wholly owned insurance companies in the United Kingdom, Belgium, Australia, Brazil, Argentina, and Poland; joint ventures in Japan and Hong Kong; and offices in China. The sale transaction also includes Citigroup's Argentine pension business. (The transaction described in the preceding two paragraphs is referred to herein as the Sale of the Life Insurance & Annuities Business).

        In connection with the transaction, Citigroup and MetLife have entered into ten-year agreements under which MetLife will make products available through certain Citigroup distribution channels, subject to appropriate suitability and other standards.

        The transaction is subject to certain domestic and international regulatory approvals, as well as other customary conditions to closing, and is expected to close during the 2005 third quarter.

        The businesses being acquired by MetLife generated total revenues of $1.4 billion and $1.2 billion and net income of $273 million and $249 million, respectively, for the three months ended March 31, 2005 and 2004. These businesses had total assets of $95 billion at March 31, 2005.

        The Sale of the Life Insurance & Annuities Business will allow Citigroup to redeploy capital to higher growth and higher return opportunities and to maximize shareholder returns, including the repurchase of shares. The businesses being sold were the primary vehicles through which Citigroup engaged in the Life Insurance and Annuities business.

        Results for all of the businesses included in the Sale of the Life Insurance & Annuities Business are recorded separately as Discontinued Operations for all periods presented. The assets and liabilities of the businesses being sold are included in Assets of discontinued operations held for sale and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheet.

Repositioning Charges

        The Company recorded $435 million ($272 million after-tax) in charges during the 2005 first quarter for repositioning costs. The repositioning charges were predominantly severance-related costs recorded in CIB ($151 million after-tax) and in Global Consumer ($95 million after-tax). These repositioning actions are consistent with the Company's objectives of controlling expenses while continuing to invest in growth opportunities.

Resolution of Glendale Litigation

        During the 2005 first quarter, the Company recorded a $72 million after-tax gain following the resolution of Glendale Federal Bank v. United States, an action brought by Glendale Federal Bank, a predecessor to Citibank (West), FSB, against the United States government.

Acquisition of First American Bank

        On March 31, 2005, Citigroup completed its acquisition of First American Bank in Texas (FAB). The transaction establishes Citigroup's retail branch presence in Texas, giving Citigroup 106 branches, $4.2 billion in assets and approximately 120,000 new customers in the state.

Divestiture of the Manufactured Housing Loan Portfolio

        In March 2005, Citigroup announced an agreement to sell its manufactured housing loan portfolio, consisting of $1.4 billion in loans, to 21st Mortgage Corp. The Company recognized a $109 million after-tax loss in the 2005 first quarter related to the divestiture. The sale is subject to customary regulatory approvals.

Divestiture of CitiCapital's Transportation Finance Business

        On November 22, 2004, the Company reached an agreement to sell CitiCapital's Transportation Finance Business based in Dallas and Toronto to GE Commercial Finance for total cash consideration of approximately $4.6 billion. The sale, which was completed on January 31, 2005, resulted in an after-tax gain of $111 million.

Shutdown of the Private Bank in Japan and Related Charge and Other Activities in Japan

        The Financial Services Agency of Japan (FSA) issued an administrative order against Citibank Japan in September 2004. This order requires Citigroup to exit all private banking operations in Japan by September 30, 2005. In accordance with the order, the Private Bank division of Citibank Japan suspended all new transactions with its customers beginning on September 29, 2004.

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

        The Company's Private Bank operations in Japan had total revenues, net of interest expense, of $200 million and net income of $39 million (excluding the Exit Plan Charge) during the year ended December 31, 2004 and $264 million and $83 million, respectively, for 2003.

        On October 25, 2004, Citigroup announced its decision to wind down Cititrust and Banking Corporation (Cititrust), a licensed trust bank in Japan, after concluding that there were internal control, compliance and governance issues in that subsidiary. On April 22, 2005, the FSA issued an administrative order requiring Cititrust to suspend from engaging in all new trust business beginning May 2, 2005. Cititrust is continuing to assure an orderly transition of its relationships with clients.

Sale of Samba Financial Group

        On June 15, 2004, the Company sold, for cash, its 20% equity investment in The Samba Financial Group (Samba), formerly known as the Saudi American Bank, to the Public Investment Fund, a Saudi public sector entity. Citigroup recognized an after-tax gain of $756 million ($1.168 billion pretax) on the sale during the 2004 second quarter. The gain was recognized equally between Global Consumer and CIB.

Acquisition of KorAm Bank

        On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total, Citigroup has acquired 99.9% of KorAm's outstanding shares for a total of KRW 3.14 trillion ($2.7 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

        KorAm is a leading commercial bank in Korea, with 223 domestic branches and total assets at June 30, 2004 of $37 billion. During the 2004 fourth quarter, KorAm was merged with the Citibank Korea branch to form Citibank Korea Inc.

Credit

        During the 2005 first quarter, the Company continued to experience a favorable world-wide credit environment. The Company released $20 million of general reserves from Global Consumer during the 2005 first quarter consisting of a $17 million net release in the Consumer Finance portfolio and a $3 million net release in Retail Banking. CIB had no general builds or releases during this period. During the 2005 first quarter, the allowance for credit losses declined by $129 million related to credit card securitizations and by $90 million from the sale of CitiCapital's Transportation Finance Business. At March 31, 2005 and December 31, 2004, the Company's total allowance for loans, leases and commitments was $11.494 billion and $11.869 billion, respectively.

        During the 2004 first quarter, the Company released $171 million of reserves, consisting of $150 million in CIB and $21 million in Global Consumer. At March 31, 2004, the Company's total allowance for loans, leases and commitments was $13.106 billion.

        Management evaluates the adequacy of loan loss reserves by analyzing probable loss scenarios and economic and geopolitical factors that impact the portfolios. See pages 40 - 44 herein and pages 42 - 43 of Citigroup's 2004 Annual Report on Form 10-K for an additional discussion of the reserve levels and credit process.

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

Results of Operations

Income and Earnings Per Share

        Net income in the 2005 first quarter was $5.441 billion, or $1.04 per diluted share, both up 3% from $5.273 billion or $1.01 in the 2004 first quarter.

        Citigroup reported income from continuing operations of $5.168 billion, or $0.99 per diluted share, in the 2005 first quarter, both up 3% from $5.024 billion or $0.96 in the 2004 first quarter.

        Return on average common equity was 20.3% compared to 21.3% a year ago.

        Global Consumer net income increased $231 million, or 9%, compared to the 2004 first quarter, Corporate and Investment Banking decreased $28 million, or 2%, and Global Wealth Management decreased $93 million, or 23%. Asset Management decreased $26 million, or 25%, while Alternative Investments increased $336 million from the 2004 first quarter.

        See individual segment and product discussions on pages 16 - 35 for additional discussion and analysis of the Company's results of operations.

Revenues, Net of Interest Expense

        Total revenues, net of interest expense, of $21.5 billion in the 2005 first quarter were up $1.3 billion, or 6%, from the 2004 first quarter. Global Consumer revenues were up $481 million, or 4%, in the 2005 first quarter to $12.1 billion, led by a $644 million, or 15%, increase in Retail Banking, reflecting the gain on the divestiture of CitiCapital's Transportation Finance Business and the gain on the resolution of Glendale litigation, as well as growth in customer volumes, and a $62 million, or 2%, increase in Consumer Finance, reflecting an increase in average loans partially offset by a decrease of $22 million in Cards due to spread compression driven by increased cost of funds and higher payment rates versus the prior-year period.

        Corporate and Investment Banking revenues of $6.0 billion in the 2005 first quarter increased $563 million, or 10%, from the 2004 first quarter, including a $368 million or 8% increase in Capital Markets and Banking, reflecting record fixed income market revenue and increased customer activity. Transaction Services increased $195 million or 21% from the 2004 first quarter primarily reflecting higher customer volumes.

        Global Wealth Management revenues of $2.2 billion decreased $132 million, or 6%, from the prior-year period. Smith Barney decreased $63 million, or 4%, from the 2004 first quarter due to the decline in transactional revenue resulting from lower client trading activity. Private Bank decreased $69 million or 12% from the prior year due to the continued wind-down of the Japan business and a decrease in transactional revenue. Asset Management decreased $48 million or 10% from the 2004 first quarter primarily due to a decrease in customer activity. Alternative Investments in the 2005 first quarter increased $686 million from a year ago, primarily due to positive mark-to-market valuations in the private equity portfolio.

Selected Revenue Items

        Net interest revenue of $10.1 billion decreased $530 million, or 5%, from year-ago levels, reflecting the impact of a changing rate environment, business volume growth in certain markets and the impact of acquisitions.

        Total commissions, asset management and administration fees, and other fee revenues of $6.0 billion increased by $188 million, or 3%, compared to the 2004 first quarter, primarily as a result of higher levels of assets under custody and clearing settlement volumes in Transaction Services and Smith Barney.

        Principal transactions revenues of $2.2 billion were up $904 million or 69% from a year ago due to increases in commodities trading and favorable positioning as interest rates increased. Realized gains from sales of investments were up $112 million to $243 million in the 2005 first quarter, primarily due to favorable market fluctuations during the quarter. Other revenue of $2.2 billion increased $490 million, or 29%, from the 2004 first quarter, primarily reflecting increased securitization gains and activity and higher private equity valuations.

Operating Expenses

        Total operating expenses were $11.7 billion for the 2005 first quarter, up $1.2 billion, or 12%, from the comparable 2004 period. The increase includes a $435 million charge for repositioning costs, along with increased costs related to acquisitions and higher investment spending.

        Global Consumer expenses were up 10% from the 2004 first quarter, driven by acquisitions as well as increased marketing and advertising costs and repositioning costs. CIB expenses increased 21% from the 2004 first quarter primarily reflecting repositioning costs and increases in non-compensation expenses. Global Wealth Management increased expenses 2% as compared to the prior year's first quarter and Asset Management noted a 1% increase. Alternative Investments expenses increased 21% from 2004 levels.

Benefits, Claims, and Credit Losses

        Benefits, claims, and credit losses were $2.0 billion in the 2005 first quarter, down $427 million, or 17%, from the 2004 first quarter.

        Global Consumer provisions for benefits, claims, and credit losses of $2.1 billion in the 2005 first quarter were down $410 million, or 16%, from the 2004 first quarter due to a better overall credit environment, reflecting decreases in Cardsand Consumer Finance, partially offset by increases in Retail Banking. Total net credit losses (excluding Commercial Business) were $1.899 billion and the related loss ratio was 1.98% in the first quarter of 2005, as compared to $2.257 billion and 2.68% in the 2004 first quarter. The consumer loan delinquency ratio (90 days or more past due) decreased to 1.92% at March 31, 2005 from 2.27% at March 31, 2004. See page 42 for a reconciliation of total consumer credit information.

        Corporate and Investment Banking reported net recoveries in the provision for credit losses of ($56) million in the 2005 first quarter, due to recoveries reflecting improved credit quality in the corporate loan portfolio.

        Corporate cash-basis loans at March 31, 2005 and 2004 were $1.7 billion and $2.9 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $127 million and $94 million, respectively. The decrease in corporate cash-basis loans from March 31, 2004, was related to improvements in the overall credit environment, write-offs, as well as sales of loans in the portfolio. Corporate cash-basis loans at March 31, 2005, decreased $174 million from December 31, 2004.

Income Taxes

        The Company's effective tax rate 32.1% in the 2005 first quarter compared to 31.2% in the 2004 first quarter. The 2004 rate included a credit to the tax provision of $150 million as a result of the closing of certain tax return audits.

Regulatory Capital

        Total capital (Tier 1 and Tier 2) was $103.6 billion, or 12.03%, of net risk-adjusted assets, and Tier 1 capital was $75.5 billion, or 8.78%, of net risk-adjusted assets at March 31, 2005, compared to $100.9 billion, or 11.85%, and $74.4 billion, or 8.74%, respectively, at December 31, 2004.

Accounting Changes and Future Application of Accounting Standards

        See Note 2 to the Consolidated Financial Statements for a discussion of Accounting Changes and the Future Application of Accounting Standards.

Significant Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified five policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations, Income Taxes and Legal Reserves. The Company, in consultation with the Audit and Risk Management Committee of the Board of Directors, has reviewed and approved these significant accounting policies, which are further described in the Company's 2004 Annual Report on Form 10-K.

        The net income line in the following business segment and operating unit discussions excludes discontinued operations. Income from discontinued operations is disclosed within the Corporate/Other business segment. In addition, the Mexico insurance business is now reported within the Retail Banking business. See Notes 4 and 5 to the Consolidated Financial Statements.

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

GLOBAL CONSUMER

	First Quarter
In millions of dollars			% Change
	2005	2004
Revenues, net of interest expense	$12,054	$11,573	4
Operating expenses	5,808	5,264	10
Provisions for benefits, claims, and credit losses	2,102	2,512	(16)

Income before taxes and minority interest	4,144	3,797	9
Income taxes	1,312	1,194	10
Minority interest, net of tax	13	15	(13)

Net income	$2,819	$2,588	9

Average Risk Capital(1)	$26,058	$22,113	18
Return on Risk Capital(1)	44%	47%
Return on Invested Capital(1)	20%	20%

(1)
See Footnote (4) to the table on page 6 and discussion of Risk Capital on page 36.

        Global Consumer reported net income of $2.819 billion in the 2005 first quarter, up $231 million or 9% from the prior-year period, driven by double-digit growth across all products, partially offset by a $109 million after-tax loss on the sale of a Manufactured Housing Loan portfolio in Other Consumer. Retail Banking net income increased $150 million or 13% in the 2005 first quarter, primarily reflecting a $111 million after-tax gain on the sale of the CitiCapital Transportation Finance business, a $72 million after-tax gain relating to the resolution of the Glendale litigation, and growth in Asia and Mexico, partially offset by a decline in EMEA due to repositioning costs. Cards net income increased $106 million or 11% in the 2005 first quarter primarily due to an improved credit environment and the impact of securitization gains in North America, growth in sales and volumes, and the benefit of foreign currency translation in International Cards. Consumer Finance net income increased $62 million or 11% in the 2005 first quarter primarily due to lower credit losses, lower expenses and higher volumes in North America, as well as improved International Consumer Finance results due to lower credit losses in Japan and growth in personal loans in Asia; this was partially offset by a deterioration in EMEA, which included repositioning and branch expansion costs.

        On March 31, 2005, Citigroup acquired First American Bank in Texas (FAB), which includes 106 branches, $4.2 billion in assets and approximately 120,000 customers in the state of Texas. On July 1, 2004, Citigroup acquired Principal Residential Mortgage, Inc. (PRMI), a servicing portfolio of $115 billion. In the 2004 second quarter, Citigroup completed the acquisition of KorAm, which added $10.0 billion in deposits and $12.6 billion in loans, with $11.5 billion in Retail Banking and $1.1 billion in Cards at June 30, 2004. In January 2004, Citigroup completed the acquisition of Washington Mutual Finance (WMF), which added $3.8 billion in average loans and 427 loan offices. These business acquisitions were accounted for as purchases; therefore, their results are included in the Global Consumer results from the dates of acquisition.

        Global Consumer has divested itself of several non-strategic businesses and portfolios as opportunities to exit became available. These divestitures include a $1.4 billion Manufactured Housing Loan portfolio and the CitiCapital Transportation Finance business, consisting of $4.3 billion of assets, in the 2005 first quarter; Global Consumer's share of Citigroup's 20% stake in Samba in the 2004 second quarter, and a $900 million vendor finance leasing business in Europe in the 2004 fourth quarter.

Global Consumer Net Income—Regional View

	First Quarter
In millions of dollars			% Change
	2005	2004
North America (excluding Mexico)	$1,905	$1,748	9
Mexico	260	203	28
EMEA	120	204	(41)
Japan	175	142	23
Asia (excluding Japan)	311	247	26
Latin America	48	44	9

Total Net Income	$2,819	$2,588	9

        The increase in Global Consumer net income in the 2005 first quarter reflected growth in all regions except EMEA, where year-over-year comparisons were affected by repositioning costs, higher investment expenses due to branch expansion and higher credit losses. North America (excluding Mexico) net income grew $157 million or 9%, primarily reflecting the sale of the CitiCapital Transportation Finance business and the resolution of the Glendale litigation in Retail Banking and an improved credit environment, partially offset by the loss on the sale of a Manufactured Housing Loan portfolio in Other Consumer. Net income in Mexico grew $57 million or 28%, driven by improved customer volumes in Cards and Retail Banking. Net income in EMEA declined $84 million or 41%, primarily due to the impact of repositioning costs of $66 million after-tax ($104 million pretax), as well as business deterioration in the UK's Consumer Finance and Cards businesses, partially offset by the benefit of foreign currency translation. Income in Japan increased by $33 million or 23% reflecting lower credit costs, primarily driven by lower bankruptcies in Consumer Finance. Growth in Asia of $64 million or 26% was mainly due to higher deposit and branch lending revenues and higher investment product sales in Retail Banking, increased loans and sales in Cards, the addition of KorAm, and the benefit of strengthening currencies. The increase in Latin America of $4 million or 9% was mainly due to increased loans and sales in Cards, partially offset by a decline in Retail Banking, primarily due to the impact of repositioning costs of $8 million after-tax ($12 million pretax).

Cards

	First Quarter
In millions of dollars			% Change
	2005	2004
Revenues, net of interest expense	$4,576	$4,598	—
Operating expenses	2,077	1,938	7
Provision for credit losses	910	1,228	(26)

Income before taxes and minority interest	1,589	1,432	11
Income taxes	502	451	11
Minority interest, net of tax	1	1	—

Net income	$1,086	$980	11

Average assets (in billions of dollars)	$96	$95	1
Return on assets	4.59%	4.15%

Average Risk Capital(1)	$7,233	$5,513	31
Return on Risk Capital(1)	61%	71%
Return on Invested Capital(1)	25%	24%

(1)
See Footnote (4) to the table on page 6 and discussion of Risk Capital on page 36.

        Cards reported net income of $1.086 billion in the 2005 first quarter, up $106 million or 11% from the 2004 first quarter. North America Cards reported net income of $911 million, up $79 million or 9% over 2004, mainly reflecting lower net credit losses as a result of the improved credit environment and the impact of securitization gains, partially offset by lower net interest revenue due to increased cost of funds and higher payment rates. International Cards net income of $175 million increased $27 million or 18% over 2004, reflecting higher sales and volumes, the impact of the KorAm acquisition, the benefit of foreign currency translation and lower taxes, partially offset by the impact of repositioning costs of $13 million pretax ($9 million after-tax).

        As shown in the following table, average managed loans grew 5% from the 2004 first quarter, reflecting growth of 3% in North America and 23% in International Cards. Growth in North America is primarily the result of increased marketing efforts in the U.S. and growth in Mexico accounts. International Cards growth reflected increases in all regions and also included the benefit of the KorAm acquisition and strengthening currencies.

        Total card sales were $86.4 billion, up 9% from the 2004 first quarter. North America sales were up 6% over the prior-year quarter to $71.7 billion, reflecting higher purchase volumes. International Cards sales grew 30% over the prior-year quarter to $14.7 billion, reflecting broad-based growth led by Asia, which included the KorAm acquisition, and the benefit of strengthening currencies.

	First Quarter
In billions of dollars			% Change
	2005	2004
Sales
North America	$71.7	$67.8	6
International	14.7	11.3	30

Total Sales	86.4	79.1	9
Average managed loans
North America	143.3	139.0	3
International	17.9	14.5	23

Total average managed loans	161.2	153.5	5
Average securitized receivables	(86.5)	(75.9)	(14)
Average loans held for sale	(0.2)	—	—

Total on-balance sheet average loans	$74.5	$77.6	(4)

        Revenues, net of interest expense, of $4.576 billion in the 2005 first quarter were essentially unchanged from the prior-year quarter, reflecting a decline in North America of $119 million or 3% and an increase in International Cards of $97 million or 13%. The decline in North America was mainly due to the impact of higher cost of funds and increased payment rates resulting from the overall improved economy, partially offset by higher securitization-related gains of $258 million, higher purchase sales and increased loans in Mexico. Citigroup recognizes a gain on sale upon the securitization of credit card receivables. Prior to 2005, this gain was allocated between Other Revenue and the Provision for Credit Losses, which reflected the portion of the Allowance for Credit Losses related to the receivables sold. Commencing in 2005, the entire gain on sale upon securitization is recorded in Other Revenue.

        In the 2005 first quarter, Other Revenue includes $258 million of gains, of which $129 million corresponds to the allowance for credit losses for the receivables sold.

        Revenue growth in International Cards reflected the benefit of increased loans and sales in all regions, as well as the benefit of foreign currency translation. Leading the growth was Asia, which included the impact of the KorAm acquisition, and Latin America. Offsetting this increase were declines resulting from the repositioning of our UK Cards and Diners' Club businesses in EMEA.

        Operating expenses of $2.077 billion were $139 million or 7% higher than the prior-year quarter, reflecting the impact of the KorAm acquisition, repositioning actions, foreign currency translation, and higher purchased credit card receivable amortization in North America. Repositioning expenses were $32 million pretax, with $19 million in North America and $13 million internationally.

        The provision for credit losses was $910 million in the 2005 first quarter, compared to $1.228 billion in the prior-year quarter. The decline in the provision for credit losses was mainly in North America and reflected the impact of an improved credit environment and higher levels of securitizations.

        The securitization of credit card receivables is limited to the Citi Cards business within North America. At March 31, 2005, securitized credit card receivables were $87.7 billon, compared to $76.2 billion at March 31, 2004. There was $0.6 billion in credit card receivables held for sale at March 31, 2005, compared to zero at March 31, 2004. Securitization changes Citigroup's role from that of a lender to that of a loan servicer, as receivables are removed from the balance sheet but continue to be serviced by Citigroup. As a result, securitization affects the amount of revenue and the manner in which revenue and the provision for credit losses are recorded with respect to securitized receivables.

        A gain is recorded at the time receivables are securitized, representing the difference between the carrying value of the receivables removed from the balance sheet and the fair value of the proceeds received and interests retained. Interests retained from securitization transactions include interest-only strips, which represent the present value of estimated excess cash flows associated with securitized receivables (including estimated credit losses). Collections of these excess cash flows are recorded as commissions and fees revenue (for servicing fees) or other revenue. For loans not securitized, these excess cash flows would otherwise be reported as gross amounts of net interest revenue, commissions and fees revenue and credit losses.

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

        Including securitized receivables and receivables held for sale, managed net credit losses in the 2005 first quarter were $2.081 billion, with a related loss ratio of 5.23%, compared to $2.150 billion and 5.33% in the 2004 fourth quarter, and $2.554 billion and 6.69% in the 2004 first quarter. In North America, the 2005 first quarter net credit loss ratio of 5.50% declined from 5.59% in the 2004 fourth quarter and 6.99% in the 2004 first quarter. In International Cards, the 2005 first quarter net credit loss ratio of 3.08% declined from 3.16% in the 2004 fourth quarter and 3.85% in the 2004 first quarter. The decline in these ratios from the prior quarter and prior year was primarily due to the improved credit environment, with the international ratios slightly offset by higher ratios in the UK Cards and Diners Club businesses.

        Loans delinquent 90 days or more on a managed basis were $2.753 billion, or 1.74% of loans, at March 31, 2005, compared to $2.944 billion or 1.78% at December 31, 2004 and $3.152 billion or 2.08% at March 31, 2004. The decline in delinquent loans from the prior quarter and prior year was primarily attributable to improved economic environments across most regions. A summary of delinquency and net credit loss experience related to the on-balance sheet loan portfolio is included in the table on page 41.

Consumer Finance

	First Quarter
In millions of dollars			% Change
	2005	2004
Revenues, net of interest expense	$2,750	$2,688	2
Operating expenses	960	923	4
Provisions for benefits, claims, and credit losses	817	916	(11)

Income before taxes	973	849	15
Income taxes	344	282	22

Net income	$629	$567	11

Average assets (in billions of dollars)	$119	$111	7
Return on assets	2.14%	2.05%

Average Risk Capital(1)	$3,876	$3,710	4
Return on Risk Capital(1)	66%	61%
Return on Invested Capital(1)	23%	22%

(1)
See Footnote (4) to the table on page 6 and discussion of Risk Capital on page 36.

        Consumer Finance reported net income of $629 million in the 2005 first quarter, up $62 million or 11% from the 2004 first quarter, reflecting continued growth in North America of $56 million or 13% and improvements in International Consumer Finance of $6 million or 5%. Growth in North America was driven by lower credit losses due to the improved credit environment, lower expenses, and higher revenues due to volumes, partially offset by spread compression. The improved international results reflect increases in Japan from lower credit losses and Asia from personal loan growth, partially offset by a deterioration in EMEA driven by repositioning costs, higher expenses related to branch expansion and higher credit losses in the UK.

	First Quarter
In billions of dollars			% Change
	2005	2004
Average loans
Real estate-secured loans	$62.0	$56.4	10
Personal	25.7	24.5	5
Auto	11.8	11.4	4
Sales finance and other	5.4	5.8	(7)

Total average loans	$104.9	$98.1	7

        As shown in the preceding table, average loans grew $6.8 billion or 7% compared to the 2004 first quarter, reflecting growth in North America of $5.9 billion or 8%, and in International Consumer Finance of $0.9 billion or 4%. Growth in North America resulted from an increase in all products, driven by real estate-secured and auto loans, with the growth in real-estate-secured loans mainly reflecting portfolio acquisitions. Growth in the international markets was mainly driven by an increase in real estate-secured and personal loan portfolios in EMEA and Asia, and the impact of strengthening currencies, partially offset by a continued decline in EMEA auto loans. In Japan, average loans declined 8% from the comparable 2004 period, as the benefit of foreign currency translation was more than offset by the impact of higher pay-downs and reduced loan demand.

        As shown in the following table, the average net interest margin ratio of 9.84% in the 2005 first quarter decreased 32 basis points from 2004, reflecting spread compression in North America, where the average net interest margin was 8.23%, a decline of 46 basis points from the prior-year quarter. The decline in North America resulted from lower yields in the real estate secured, auto and personal loan businesses, which continue to reflect the shift towards higher-quality loans. The average net interest margin for International Consumer Finance was 15.70% in the 2005 first quarter, increasing 35 basis points from the prior-year quarter, primarily driven by higher yields in Japan and Asia. The increase in Japan was primarily driven by a change in recording adjustments and refunds of interest in Japan. Prior to the 2004 second quarter, a portion of adjustments and refunds of interest charged to customer accounts were treated as reductions in net interest margin. For all subsequent periods, such adjustments and refunds of interest were accounted for in net credit losses. If all adjustments and refunds of interest were accounted for in net credit losses, the average net interest margin ratio for International Consumer Finance in the 2004 first quarter would have been 15.93%.

	First Quarter
	2005	2004	Change
Average Net Interest Margin Ratio
North America	8.23%	8.69%	(46	) bps
International	15.70%	15.35%	35	bps
Total	9.84%	10.16%	(32	) bps

        Revenues, net of interest expense, of $2.750 billion in the 2005 first quarter, increased $62 million or 2% from the 2004 first quarter. Revenues, net of interest expense, in North America increased $10 million or 1% from 2004, due to growth in receivables, and capital gains related to repositioning of assets in the insurance investment portfolio, partially offset by the impact of the lower yields. Revenue in International Consumer Finance increased $52 million or 6% from the 2004 first quarter, mainly due to growth in Asia, EMEA, and Latin America, as well as the impact of foreign currency translation. Japan declined excluding the impact of foreign currency translation due to lower volumes.

        Operating expenses of $960 million in the 2005 first quarter increased $37 million or 4% from the prior-year period due to higher Consumer Finance International expenses of $77 million or 23%, offset by lower expenses in North America of $40 million or 7%. The increase in International was primarily due to repositioning costs in EMEA of $38 million, the impact of foreign currency translation, investment spending associated with branch expansions in Asia, EMEA and Latin America, partially offset by expense savings from branch closings and headcount reductions in Japan. The decline in North America resulted from efficiencies gained from the WMF integration and reductions in legal, and credit and collection costs.

        The provisions for benefits, claims, and credit losses were $817 million in the 2005 first quarter, down from $910 million in the 2004 fourth quarter, and $916 million in the 2004 first quarter, primarily reflecting lower net credit losses due to improved credit conditions, a $17 million credit reserve release and the shift to better credit quality portfolios in the U.S., and lower credit losses in Japan due to lower bankruptcy losses. Net credit losses and the related loss ratio were $797 million and 3.08% in the 2005 first quarter, compared to $872 million and 3.33% in the 2004 fourth quarter, and $870 million and 3.57% in the 2004 first quarter. In North America, the 2005 first quarter net credit loss ratio of 2.40% was down from 2.61% in the 2004 fourth quarter and 2.79% in the 2004 first quarter, primarily reflecting improvements in the auto and real-estate secured loans, reflecting better overall credit conditions in the market and the shift to better credit quality portfolios. The net credit loss ratio for International Consumer Finance was 5.59% in the 2005 first quarter, down from 5.92% in the 2004 fourth quarter and 6.31% in the 2004 first quarter. The decrease was driven by lower bankruptcy losses in Japan, and was offset by higher loss rates in all other regions, but primarily EMEA. Adjusting the 2004 first quarter net credit loss ratio for the change in treatment of adjustments and refunds of interest in Japan, as discussed above, would have resulted in an International Consumer Finance net credit loss ratio of 6.89%.

        Loans delinquent 90 days or more were $1.875 billion or 1.80% of loans at March 31, 2005, compared to $2.014 billion or 1.90% at December 31, 2004 and $2.127 billion or 2.15% at March 31, 2004. The decrease in the delinquency ratio versus the prior quarter and prior year was mainly due to improvements in North America and Japan, and was partially offset by increases in EMEA.

Retail Banking

	First Quarter
In millions of dollars			% Change
	2005	2004
Revenues, net of interest expense	$4,947	$4,303	15
Operating expenses	2,693	2,291	18
Provisions for benefits, claims, and credit losses	375	368	2

Income before taxes and minority interest	1,879	1,644	14
Income taxes	582	495	18
Minority interest, net of tax	12	14	(14)

Net income	$1,285	$1,135	13

Average assets (in billions of dollars)	$294	$241	22
Return on assets	1.77%	1.89%

Average Risk Capital(1)	$14,949	$12,890	16
Return on Risk Capital(1)	35%	35%
Return on Invested Capital(1)	18%	18%

(1)
See Footnote (4) to the table on page 6 and discussion of Risk Capital on page 36.

        Retail Banking reported net income of $1.285 billion in the 2005 first quarter, up $150 million or 13% from the 2004 first quarter. The increase in Retail Banking was driven by growth in North America Retail Banking of $166 million or 22%, primarily due to a $111 million after-tax gain on the sale of the CitiCapital Transportation Finance business, a $72 million after-tax gain relating to the resolution of the Glendale litigation, and growth in Mexico. International Retail Banking net income declined $16 million or 4% driven by declines in EMEA of $39 million or 30%, partially offset by improvements in Asia of $30 million or 18%. The decline in EMEA primarily resulted from higher expenses due to repositioning costs of $36 million after-tax ($58 million pretax), continued investment spending, and higher credit losses, partially offset by revenue growth. The increase in Asia primarily resulted from the KorAm acquisition and broad-based revenue growth, partially offset by continued investment spending.

	First Quarter
In billions of dollars			% Change
	2005	2004
Average customer deposits
North America	$120.6	$112.2	7
Bank Deposit Program balances(1)	42.3	41.8	1

Total North America	162.9	154.0	6
International	112.6	96.3	17

Total average customer deposits	$275.5	$250.3	10

Average loans
North America	$150.1	$121.9	23
North America—Liquidating	2.4	6.3	(62)

Total North America	152.5	128.2	19
International	54.6	38.2	43

Total average loans	$207.1	$166.4	24

(1)
The Bank Deposit Program balances are generated from the Smith Barney channel (Global Wealth Management segment) and the funds are managed by Citibanking North America.

        As shown in the preceding table, Retail Banking grew 2005 first quarter average customer deposits and average loans by 10% and 24%, respectively, from the prior-year period. Average customer deposit growth in North America of 6% primarily reflected increases in higher-margin demand balances in Retail Distribution, the Commercial Business and Mexico, in money market deposits in Retail Distribution, and in Prime Home Finance mortgage escrow deposits due to the PRMI acquisition, partially offset by declines in Retail Distribution time deposits. Average loan growth in North America of 19% reflected increases in Prime Home Finance, Student Loans, Retail Distribution and Mexico, partially offset by a decline in the Commercial Business primarily due to the 2005 first quarter sale of the CitiCapital Transportation Finance business. In the international markets, average customer deposits grew 17% from the prior year, driven by growth in Asia, EMEA and Latin America, which included the benefits of the KorAm acquisition and foreign currency translation. International Retail Banking average loans grew 43%, primarily reflecting the KorAm acquisition, the impact of foreign currency translation and growth in mortgages and personal loans.

        As shown in the following table, revenues, net of interest expense, of $4.947 billion in the 2005 first quarter increased $644 million or 15% from the 2004 period. Revenues in North America of $3.307 billion increased $409 million or 14% in the 2005 first quarter primarily driven by the sale of the CitiCapital Transportation Finance Business, the resolution of the Glendale litigation, loan and deposit growth, and higher net interest margin in Prime Home Finance, partially offset by lower treasury revenues. Retail Distribution revenues grew $101 million or 13% primarily due to the resolution of the Glendale litigation of $110 million ($72 million after-tax) and the impact of higher loan and deposit volumes, partially offset by lower treasury earnings and fee revenues. The Commercial Business revenues grew $204 million or 43% mainly due to the gain on the sale of the CitiCapital Transportation Finance Business of $161 million ($111 million after-tax) and the reclassification of operating leases from loans to other assets and the related operating lease depreciation expense from revenue to expense, partially offset by lower revenues from the absence of the sold transportation business and lower treasury earnings. The reclassification of operating leases, which began in the 2004 second quarter, increased both revenues and expenses by $123 million in the 2005 first quarter. Prime Home Finance revenues grew $50 million or 11% due to higher net interest margin in the home equity and mortgage businesses, as well as the benefit of the PRMI acquisition, partially offset by lower net servicing and securitization revenues. Student loan revenues declined $17 million or 11% primarily due to lower net interest margin and the absence of a 2004 first quarter securitization gain. Primerica revenues grew $20 million or 4% primarily due to increased life insurance premium revenues from higher volumes, the impact of higher loan volumes and higher realized investment gains, partially offset by lower investment portfolio earnings. Mexico revenues increased $51 million or 9% driven by higher loan, deposit and investment volumes, partially offset by lower treasury earnings, which included the impact of higher capital funding costs. International Retail Banking revenues increased $235 million or 17% in the 2005 first quarter, reflecting improvements in Asia, EMEA and Latin America, and included the impact of strengthening currencies and the addition of KorAm, partially offset by a slight decline in Japan. Excluding the impact of foreign currency translation and KorAm, growth in Asia, EMEA and Latin America was driven by higher deposit and branch lending revenues. The decline in Japan was driven primarily by declines in investment product fees and deposit revenues.

	First Quarter
In millions of dollars			% Change
	2005	2004
Revenues, net of interest expense
Retail Distribution	$852	$751	13
Commercial Business	678	474	43
Prime Home Finance	492	442	11
Student Loans	132	149	(11)
Primerica Financial Services	551	531	4
Mexico	602	551	9

North America	3,307	2,898	14

EMEA	766	685	12
Japan	121	125	(3)
Asia	610	467	31
Latin America	143	128	12

International	1,640	1,405	17

Total revenues, net of interest expense	$4,947	4,303	15

        Operating expenses in the 2005 first quarter increased $402 million or 18% from the comparable 2004 period. In North America, operating expense growth of $157 million or 10% was mainly driven by the impact of the operating lease reclassification in the Commercial Business of $123 million, repositioning costs of $10 million pretax ($6 million after-tax), higher investment spending and volume-related costs in Retail Distribution, and the impact of the PRMI acquisition. International Retail Banking operating expenses increased $245 million or 33%, mainly reflecting repositioning costs in EMEA of $58 million pretax ($36 million after-tax) and Latin America of $12 million pretax ($8 million after-tax), the impact of foreign currency translation, the addition of KorAm in Asia, and increased investment spending primarily related to branch expansion in Asia, EMEA and Latin America.

        The provisions for benefits, claims and credit losses were $375 million in the 2005 first quarter, up from $368 million in the prior-year period, reflecting higher net credit losses in EMEA, primarily Germany; the absence of a prior-year recovery in Mexico; and the impact of the KorAm acquisition, partially offset by lower credit losses in the Commercial Business due to the improved credit quality of the portfolio. Net credit losses (excluding the Commercial Business) were $192 million and the related loss ratio was 0.46% in the 2005 first quarter, compared to $186 million and 0.46% in the 2004 fourth quarter and $155 million and 0.49% in the prior-year first quarter. The decrease in the net credit loss ratio (excluding the Commercial Business) from the prior-year first quarter was mainly due to the improved credit environment, partially offset by the absence of a prior-year recovery in Mexico. Commercial Business net credit losses were $26 million and the related loss ratio was 0.28% in the 2005 first quarter, compared to $90 million and 0.89% in the 2004 fourth quarter and $50 million and 0.51% in the prior-year first quarter. The improvement in the Commercial Business net credit losses from the prior-year first quarter reflects the improved credit environment, partially offset by higher losses in Asia.

        Loans delinquent 90 days or more (excluding the Commercial Business) were $3.992 billion or 2.30% of loans at March 31, 2005, compared to $4.094 billion or 2.47% at December 31, 2004, and $3.698 billion or 2.86% a year ago. Compared to a year ago, the increase in delinquent loans was primarily due to Prime Home Finance, reflecting the impact of a GNMA portfolio that was purchased in the PRMI acquisition, the impact of foreign currency translation, increases in Student Loans and the addition of KorAm, partially offset by declines in EMEA, primarily Germany, and Latin America.

        Cash-basis loans in the Commercial Business were $593 million or 1.56% of loans at March 31, 2005, compared to $735 million or 1.78% at December 31, 2004 and $1.213 billion or 3.11% a year ago. The decrease in cash-basis loans from the prior year was mainly due to declines in North America (excluding Mexico), where the business continued to work through the liquidation of non-core portfolios, including the sale of the CitiCapital Transportation Finance Business in the 2005 first quarter, and declines in Mexico and EMEA.

        Average assets of $294 billion in the 2005 first quarter increased $53 billion or 22% from the comparable 2004 period. The increase primarily reflected growth in average loans in Prime Home Finance, the impact of the KorAm and PRMI acquisitions, and the impact of foreign currency translation, partially offset by reductions in the Commercial Business due to continued liquidation of non-core portfolios, including the sale of the CitiCapital Transportation Finance business.

Other Consumer

	First Quarter
In millions of dollars	2005	2004
Revenues, net of interest expense	$(219)	$(16)
Operating expenses	78	112

Income before tax benefits	(297)	(128)
Income tax benefits	(116)	(34)

Net loss	$(181)	$(94)

        Other Consumer—which includes certain treasury and other unallocated staff functions, global marketing and other programs—reported a loss of $181 million in the 2005 first quarter, compared to a loss of $94 million in the prior-year quarter. The decline in income from the prior-year period reflects the 2005 first quarter loss on the sale of a Manufactured Housing Loan portfolio of $109 million after-tax. Excluding this item, the reduction in losses in the 2005 first quarter was primarily due to the absence of prior-year provisions for litigation reserves, partially offset by higher global marketing and staff-related costs, and lower treasury results, including the impact of higher capital funding costs.

        Revenues, expenses, and the provision for benefits, claims, and credit losses reflect offsets to certain line-item reclassifications reported in other Global Consumer products.

CORPORATE AND INVESTMENT BANKING

	First Quarter
			% Change
In millions of dollars	2005	2004
Revenues, net of interest expense	$6,034	$5,471	10
Operating expenses	3,666	3,019	21
Provision for credit losses	(56)	(60)	7

Income before taxes and minority interest	2,424	2,512	(4)
Income taxes	734	789	(7)
Minority interest, net of tax	11	16	(31)

Net income	$1,679	$1,707	(2)

Average Risk Capital(1)	$20,779	$16,282	28
Return on Risk Capital(1)	33%	42%
Return on Invested Capital(1)	24%	33%

(1)
See Footnote (4) to the table on page 6 and discussion of Risk Capital on page 36.

        Corporate and Investment Banking reported net income of $1.679 billion in the 2005 first quarter, down $28 million or 2% from the 2004 first quarter. The 2005 period reflects a decrease of $38 million or 3% in Capital Markets and Banking, partially offset by an increase of $11 million or 5% in Transaction Services. Other Corporate reported a net loss of $5 million in the 2005 first quarter, compared with a net loss of $4 million in the 2004 first quarter.

        Capital Markets and Banking net income of $1.439 billion in the 2005 first quarter decreased $38 million or 3% compared to the 2004 first quarter, primarily due to higher operating expenses, including $212 million pretax in repositioning costs pretax and higher compensation and benefits, partially offset by higher revenues from Fixed Income Markets and Investment Banking.

        Transaction Services net income of $245 million in the 2005 first quarter increased $11 million or 5% from the 2004 first quarter, primarily due to higher revenue reflecting increased liability balances held on behalf of customers and growth in assets under custody, partially offset by higher expenses and increased credit costs.

        The businesses of CIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macro-economic and political policies and developments, among other factors, in approximately 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance.

CIB Net Income—Regional View

	First Quarter
			% Change
In millions of dollars	2005	2004
North America (excluding Mexico)	$893	$746	20
Mexico	83	94	(12)
EMEA	188	264	(29)
Japan	48	93	(48)
Asia (excluding Japan)	322	308	5
Latin America	145	202	(28)

Total Net Income	$1,679	$1,707	(2)

        CIB net income decreased in the 2005 first quarter primarily due to decreases in EMEA, Latin America, Japan and Mexico, partially offset by increases in North America (excluding Mexico) and Asia. EMEA net income decreased $76 million in the 2005 first quarter, primarily due to increased expenses related to repositioning costs of $90 million after-tax. Latin America net income decreased $57 million in the 2005 first quarter, primarily due to the absence of general loan loss reserve releases recorded in the 2004 first quarter. Japan net income decreased $45 million in the 2005 first quarter, primarily due to decreases in Fixed Income Markets. Mexico net income decreased $11 million in the 2005 first quarter, primarily due to lower Fixed Income Markets on interest rate trading losses. North America (excluding Mexico) net income increased $147 million, primarily due to higher revenues in Fixed Income Markets and Investment Banking, partially offset by declines in Equity Markets. Asia net income increased $14 million primarily due to increases in Transaction Services.

Capital Markets and Banking

	First Quarter
In millions of dollars			% Change
	2005	2004
Revenues, net of interest expense	$4,899	$4,531	8
Operating expenses	2,859	2,354	21
Provision for credit losses	(46)	(26)	(77)

Income before taxes and minority interest	2,086	2,203	(5)
Income taxes	637	711	(10)
Minority interest, net of tax	10	15	(33)

Net income	$1,439	$1,477	(3)

Average Risk Capital(1)	$19,344	$15,019	29
Return on Risk Capital(1)	30%	40%
Return on Invested Capital(1)	23%	31%

(1)
See Footnote (4) to the table on page 6 and discussion of Risk Capital on page 36.

        Capital Markets and Banking net income of $1.439 billion in the 2005 first quarter was down $38 million or 3% from the 2004 first quarter primarily due to higher expenses, including repositioning costs of $212 million pretax.

        Revenues, net of interest expense, of $4.899 billion in the 2005 first quarter increased $368 million or 8% from the 2004 first quarter. Revenue growth in the 2005 first quarter was driven by increases in Fixed Income Markets and Investment Banking, partially offset by declines in Equity Markets and Other Capital Markets and Banking. Fixed Income Markets increased primarily due to strong results in commodities and municipals, favorable interest rate positioning, and increased customer activity. Investment Banking increased as strong growth in completed M&A transactions led to an increase in advisory and other fees, which was partially offset by lower equity underwriting volumes and revenues. Equity Markets declined primarily due to weakness in derivative and convertible activity, partially offset by an increase in cash market volumes. Other Capital Markets and Banking decreased primarily due to the transfer of an interest-generating loan portfolio to Fixed Income Markets in the 2004 third quarter, a negative mark-to-market adjustment on a firm investment, and the impact of the sell-down of Nikko Cordial in the 2004 third quarter.

        Operating expenses of $2.859 billion in the 2005 first quarter increased $505 million or 21% from the 2004 first quarter primarily due to higher compensation and benefits expense (primarily reflecting repositioning costs of $212 million pretax), increased investment spending on strategic growth initiatives and the impact of acquisitions of Knight, Lava Trading and KorAm.

        Net credit recoveries in the provision for credit losses of $46 million in the 2005 first quarter, was down $20 million from the 2004 first quarter, primarily reflecting the continuing positive credit environment, partially offset by the absence of loan loss reserve releases recorded in the 2004 first quarter.

        Cash-basis loans were $1.655 billion at March 31, 2005, compared to $1.794 billion at December 31, 2004, and $2.811 billion at March 31, 2004. Cash-basis loans net of write-offs decreased $1.156 billion from March 31, 2004, primarily due to charge-offs against reserves as well as paydowns from corporate borrowers in Argentina, North America, Mexico, and Australia, partially offset by increases in Korea reflecting the acquisition of KorAm. Cash-basis loans decreased $139 million from December 31, 2004, primarily due to asset sales and paydowns in Argentina and Brazil.

Transaction Services

	First Quarter
			% Change
In millions of dollars	2005	2004
Revenues, net of interest expense	$1,134	$939	21
Operating expenses	801	658	22
Provision for credit losses	(13)	(34)	62

Income before taxes and minority interest	346	315	10
Income taxes	100	80	25
Minority interest, net of tax	1	1	—

Net income	$245	$234	5

Average Risk Capital(1)	$1,435	$1,263	14
Return on Risk Capital(1)	69%	75%
Return on Invested Capital(1)	40%	47%

(1)
See Footnote (4) to the table on page 6 and discussion of Risk Capital on page 36.

        Transaction Services reported net income of $245 million in the 2005 first quarter, up $11 million or 5% from the prior year, primarily due to revenue reflecting growth in liability balances, assets under custody and fees, improved spreads in Cash Management, a benefit from foreign currency translation, and the impact of the KorAm acquisition, partially offset by higher expenses, which included $31 million pretax of repositioning costs.

        As shown in the following table, average liability balances of $139 billion grew 25% compared to the 2004 first quarter, primarily due to increases in Asia and Europe reflecting positive flow and the impact of the KorAm acquisition. Assets under custody reached $8 trillion, an increase of $1.4 trillion or 21% compared to 2004, primarily reflecting increased customer volumes, market appreciation and a benefit from foreign currency translation.

	Three Months Ended March 31,	Three Months Ended March 31,
			% Change
	2005	2004
Liability balances (average in billions)	$139	$111	25
Assets under custody (EOP in trillions)	8.0	6.6	21

        Revenues, net of interest expense, increased $195 million or 21% to $1.134 billion in the 2005 first quarter, reflecting growth in all business units. Revenue in Cash Management increased $136 million or 26% from the prior year, mainly due to growth in liability balances, improved spreads, the impact of the KorAm acquisition, a benefit from foreign currency translation and increased fees. Revenue in Securities Services increased $56 million or 20% from the prior year, primarily reflecting higher assets under custody and fees, and the impact of acquisitions, including ABN Amro's client custody business, which closed this quarter. Trade revenue increased $3 million or 2% from the prior year, primarily due to higher trade assets, offset by lower spreads.

        Operating expenses increased $143 million or 22% in the first quarter of 2005 to $801 million, including $31 million of repositioning costs. Excluding the repositioning costs, operating expenses increased 17% versus the prior year, primarily due to the impact of foreign currency translation and higher business volumes, including the effect of acquisitions, as well as increased compensation and benefits costs.

        Net credit recoveries in the provision for credit losses of $13 million in the first quarter of 2005 increased by $21 million, primarily due to general loan loss reserve releases of $22 million in the first quarter of 2004, improving credit quality and current period net credit recoveries in Latin America.

        Cash-basis loans, which in the Transaction Services business are primarily trade finance receivables, were $77 million, $112 million, and $102 million at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. Cash-basis loans decreased $25 million from March 31, 2004, primarily due to reductions in cash-basis loans in Argentina and Brazil. The decrease in cash-basis loans of $35 million from December 31, 2004 was primarily due to charge-offs in Poland, India, Argentina and Mexico.

Other Corporate

	First Quarter
In millions of dollars
	2005	2004
Revenues, net of interest expense	$1	$1
Operating expenses	6	7
Provision for credit losses	3	—

Loss before taxes	(8)	(6)
Income taxes (benefits)	(3)	(2)

Net (loss)	$(5)	$(4)

        Other Corporate—which includes intra-CIB segment eliminations, certain one-time non-recurring items, and tax amounts not allocated to CIB products—reported net losses of $5 million and $4 million in the 2005 and 2004 first quarters, respectively.

GLOBAL WEALTH MANAGEMENT

	First Quarter
			% Change
In millions of dollars	2005	2004
Revenues, net of interest expense	$2,170	$2,302	(6)
Operating expenses	1,690	1,659	2
Provision for credit losses	(16)	4	NM

Income before taxes	496	639	(22)
Income taxes	179	229	(22)

Net income	$317	$410	(23)

Average risk capital(1)	$1,962	$1,946	1
Return on risk capital(1)	66%	85%
Return on invested capital(1)	54%	70%

(1)
See Footnote (4) to the table on page 6 and discussion of Risk Capital on page 36.

NM
Not Meaningful

        Global Wealth Management reported net income of $317 million in the first quarter of 2005, a decrease of $93 million or 23% from 2004, reflecting a decline in both Smith Barney and Private Bank. Smith Barney net income of $195 million in the 2005 first quarter decreased $56 million or 22% from 2004, primarily due to lower transactional revenue, higher legal expenses, and repositioning costs, which were partially offset by higher asset-based fee revenue. Private Bank net income of $122 million in 2005 decreased $37 million or 23% compared to 2004, primarily driven by a $34 million decline resulting from the continued wind-down of the business in Japan. Excluding Japan, Private Bank income was down $3 million or 2% from the 2004 first quarter, as growth in recurring fee-based and net interest revenues and improved credit were offset by lower transactional revenue.

Global Wealth Management Net Income—Regional View

	First Quarter
			% Change
In millions of dollars	2005	2004
North America (excluding Mexico)	$271	$314	(14)
Mexico	13	16	(19)
EMEA	(1)	9	NM
Japan	(8)	26	NM
Asia (excluding Japan)	35	35	—
Latin America	7	10	(30)

Net income	$317	$410	(23)

NM
Not meaningful

        Global Wealth Management net income of $317 million in the first quarter of 2005 decreased $93 million or 23% from the 2004 first quarter as a result of a $43 million decline in North America (excluding Mexico), a $34 million decline in Japan, a $10 million decline in EMEA, and lower earnings of $3 million in both Mexico and Latin America. Asia results were unchanged from the prior year. Income in North America (excluding Mexico) was $271 million, down $43 million or 14% from the 2004 first quarter as a $56 million decline in Smith Barney was partially offset by growth in Private Bank. Income in Private Bank grew $13 million or 22%, primarily reflecting improved credit and increased banking and lending volumes that were partially offset by net interest margin compression. In Japan, the wind-down of Private Bank business resulted in a loss of $8 million in the 2005 first quarter compared to income of $26 million in the prior-year quarter. EMEA results, which declined $10 million from the prior-year quarter, included lower transactional-based revenues and repositioning expenses in the current period. Compared to the 2004 first quarter, income was down $3 million or 19% in Mexico, and down $3 million or 30% in Latin America, while in Asia income was unchanged, all reflecting lower transactional-based revenues.

Smith Barney

	First Quarter
			% Change
In millions of dollars	2005	2004
Revenues, net of interest expense	$1,666	$1,729	(4)
Operating expenses	1,351	1,320	2
Provision for credit losses	—	—	—

Income before taxes	315	409	(23)
Income taxes	120	158	(24)

Net income	$195	$251	(22)

Average Risk Capital(1)	$845	$1,258	(33)
Return on Risk Capital(1)	94%	80%
Return on Invested Capital(1)	64%	61%

(1)
See Footnote (4) to the table on page 6 and discussion of Risk Capital on page 36.

        Smith Barney net income of $195 million in the 2005 first quarter decreased $56 million or 22% from the 2004 first quarter, primarily due to lower transactional revenue, higher legal expenses, and repositioning costs of $17 million after-tax, which were partially offset by higher asset-based fee revenue.

        Revenues, net of interest expense, of $1.666 billion in the 2005 first quarter decreased $63 million or 4% from the prior-year period, primarily due to decreases in transactional revenue, reflecting lower customer trading volumes, partially offset by increases in asset-based fee revenue reflecting higher assets under fee-based management.

        Total assets under fee-based management were $239 billion as of March 31, 2005, up $19 billion or 9% from the prior-year period. Total client assets, including assets under fee-based management, of $969 billion in the 2005 first quarter increased $44 billion or 5% compared to the prior-year quarter, principally due to market appreciation and positive net inflows. Net inflows were $13 billion in the 2005 first quarter compared to $6 billion in the prior-year quarter. Smith Barney had 12,189 financial consultants as of March 31, 2005, compared with 12,037 as of March 31, 2004. Annualized revenue per financial consultant of $555,000 decreased 4% from the prior-year first quarter.

        Operating expenses of $1.351 billion in the 2005 first quarter increased $31 million or 2% from the prior-year quarter. The increases were mainly due to higher legal costs and repositioning costs of $28 million pretax.

In billions of dollars	March 31, 2005	March 31, 2004	% Change
Consulting Group and Internally Managed Accounts	$155	$144	8
Financial Consultant Managed Accounts	84	76	11

Total Assets under Fee-Based Management(1)	$239	$220	9

Total Client Assets(2)	$969	$925	5

Annualized Revenue per Financial Consultant (in thousands of dollars)	$555	$577	(4)

(1)
Includes assets managed by Asset Management for Smith Barney customers, which are also reported in the Asset Management table on page 31.

(2)
Total Client Assets excludes previously reported Other Investor Assets within Citigroup Global Markets. These assets were historically recorded in both Smith Barney and Asset Management. They are not a business driver for Smith Barney and the Company has excluded them from Smith Barney's schedule. They will continue to be reported in the Asset Management table on page 31.

Private Bank

	First Quarter
In millions of dollars			% Change
	2005	2004
Revenues, net of interest expense	$504	$573	(12)
Operating expenses	339	339	—
Provision for credit losses	(16)	4	NM

Income before taxes	181	230	(21)
Income taxes	59	71	(17)

Net income	$122	$159	(23)

Client business volumes under management (in billions of dollars)	$221	$202	9

Average risk capital(1)	$1,117	$688	62
Return on risk capital(1)	44%	93%
Return on invested capital(1)	42%	91%

(1)
See Footnote (4) to the table on page 6 and discussion of Risk Capital on page 36.

NM
Not meaningful

        Private Bank reported net income of $122 million in the 2005 first quarter, a decrease of $37 million or 23% from the 2004 first quarter, primarily driven by a $34 million decline resulting from the continued wind-down of the business in Japan. Excluding Japan, net income decreased $3 million or 2% from the 2004 first quarter, as lower transactional revenues were largely offset by improved credit and growth in recurring fee-based and net interest revenues.

	First Quarter
			% Change
In billions of dollars at year end	2005	2004
Client Business Volumes:
Proprietary Managed Assets	$43	$36	19
Other Assets under Fee-Based Management	9	8	13
Banking and Fiduciary Deposits	46	45	2
Investment Finance	42	38	11
Other, principally Custody Accounts	81	75	8

Total	$221	$202	9

        Client business volumes were $221 billion at the end of the 2005 first quarter, up $19 billion or 9% from $202 billion at the end of the 2004 first quarter. Growth in client business volumes was led by an increase in proprietary managed assets of $7 billion or 19%, mainly driven by the impact of positive net flows in the U.S. Custody assets grew $6 billion or 8%, with growth in all regions except Japan. Investment finance volumes, which include loans, letters of credit and commitments, increased $4 billion or 11%, primarily reflecting growth in real-estate and tailored lending in the U.S. Banking and Fiduciary Deposits grew $1 billion or 2% including a $2 billion or 42% decline in Japan. Excluding Japan, banking and fiduciary deposits grew $3 billion or 9%, mainly in EMEA and the U.S.

        Revenues, net of interest expense, were $504 million in the 2005 first quarter, down $69 million or 12% from the prior-year quarter, with revenues in Japan down $61 million or 73%. Excluding Japan, revenues were down $8 million or 2%, as declines in Asia and EMEA were partially offset by growth in North America. Revenues declined $12 million or 9% in Asia and $9 million or 11% in EMEA, primarily reflecting lower client transactional activity that was partially offset by growth in banking-related revenue. In North America, revenues increased $13 million or 6%, mainly driven by strong growth in banking and lending volumes in the U.S., partially offset by net interest margin compression, resulting from increased interest rates, as well as a decline in transactional revenue in Mexico.

        Operating expenses of $339 million in the 2005 first quarter were unchanged from the prior year, due to lower incentive and variable compensation, in line with lower transactional revenue, which was partially offset by repositioning costs of $7 million associated with limited staff reductions.

        Net recoveries in the provision for credit losses were $16 million in the 2005 first quarter, compared to a provision for credit losses of $4 million in the 2004 first quarter. The improvement in the provision in the 2005 first quarter reflects a reduction in the allowance for loan losses combined with net recoveries in Asia and EMEA. Loans 90 days or more past due as of March 31, 2005, were $125 million or 0.32% of total loans outstanding.

ASSET MANAGEMENT

	First Quarter
In millions of dollars			% Change
	2005	2004
Revenues, net of interest expense	$413	$461	(10)
Operating expenses	297	293	1

Income before taxes and minority interest	116	168	(31)
Income taxes	36	57	(37)
Minority interest, net of tax	1	6	(83)

Net income	$79	$105	(25)

Assets under management (in billions of dollars)(1)(2)	$460	$474	(3)

Average Risk Capital(3)	$616	$631	(2)
Return on Risk Capital(3)	52%	67%
Return on Invested Capital(3)	13%	14%

(1)
Includes approximately $175 billion and $185 billion in 2005 and 2004, respectively, for Global Wealth Management clients.

(2)
Includes $36 billion in 2004 of St. Paul assets which Asset Management manages on a third-party basis.

(3)
See Footnote (4) to the table on page 6 and discussion of Risk Capital on page 36.

        Asset Management reported net income of $79 million in the 2005 first quarter, down $26 million or 25% compared to the 2004 first quarter, primarily reflecting a change in the profit sharing arrangement for CAI Institutional earnings, higher capital funding costs, the termination of a contract to manage the assets related to St. Paul and repositioning expenses, partially offset by the impact of positive market action (including the impact of FX), the cumulative impact of positive net flows, and higher performance fees. Beginning in 2005, the pretax profits of CAI, which were previously recorded in the respective Citigroup distributor's income statement as a component of revenues (including $10 million pretax in Asset Management in the first quarter of 2004), are now reflected in Alternative Investments (see page 33).

        Assets under management for the 2005 first quarter were $460 billion, a decrease of $14 billion or 3% from the 2004 first quarter, primarily reflecting the termination of the contract to manage $37 billion of assets for St. Paul and the net outflows of U.S. Retail Money Market funds of $4 billion. The decline in assets was partially offset by positive net flows (excluding U.S. Retail Money Market funds) of $19 billion and the addition of $3 billion in assets from the acquisition of KorAm. Retail and Private Bank client assets were $230 billion at March 31, 2005, down 3% compared to the prior-year period. Institutional client assets of $218 billion at March 31, 2005, were down 4% compared to the prior-year period. Retirement Services assets were $11 billion at March 31, 2005, up 13% from the year-ago quarter.

        Revenues, net of interest expense, decreased $48 million or 10% from the prior-year period to $413 million in the 2005 first quarter. The decrease was primarily due to the impact of a decrease of certain assets consolidated under FIN 46-R. The assets consolidated under FIN 46-R (which are denominated in euro) generated $10 million of gains (offset in minority interest) due to foreign currency translation in the prior-year first quarter. The decrease in revenue also reflects the absence of profit sharing revenues from CAI Institutional and the termination of the contract to manage assets for St. Paul, as well as higher capital funding costs and lower business volumes in Mexico, partially offset by the impact of positive market action (including FX), the impact of cumulative positive net flows and higher performance fees.

        Operating expenses of $297 million in the 2005 first quarter increased $4 million or 1% from the 2004 first quarter, primarily driven by repositioning costs.

        Minority interest, after-tax, of $1 million in the 2005 first quarter, which represents the impact of consolidating certain assets under FIN 46-R, declined $5 million or 83% from the year-ago quarter.

Asset Management Net Income—Regional View

	First Quarter
			% Change
In millions of dollars	2005	2004
North America (excluding Mexico)	$50	$65	(23)
Mexico	17	26	(35)
EMEA	(2)	(1)	(100)
Japan	(1)	2	NM
Asia (excluding Japan)	4	2	100
Latin America	11	11	—

Net Income	$79	$105	(25)

NM
Not meaningful

        Asset Management net income decreased $26 million in the 2005 first quarter from the prior-year period, the result of decreases in North America (excluding Mexico) of $15 million, Mexico of $9 million, Japan of $3 million, and EMEA of $1 million, partially offset by an increase in Asia of $2 million.

        North America (excluding Mexico) income of $50 million in the 2005 first quarter decreased $15 million or 23% from the prior-year period, primarily reflecting a change in the profit-sharing arrangement for CAI Institutional earnings, the transfer of assets related to St. Paul and repositioning expenses, partially offset by the cumulative impact of positive net flows and the impact of positive market action. Mexico net income of $17 million in the 2005 first quarter decreased $9 million or 35% from the 2004 first quarter, primarily reflecting higher capital funding costs and lower business volumes. The net loss in Japan of $1 million in the 2005 first quarter represented a decrease in income of $3 million from the prior year, primarily reflecting costs incurred associated with the closure of the Cititrust and Banking Corporation operations in Japan, which was announced in 2004. The net loss in EMEA of $2 million in the 2005 first quarter reflects a decrease in income of $1 million from the prior-year period, while Asia net income of $4 million in the 2005 first quarter increased $2 million or 100% from the prior-year period, driven by higher performance fees. Latin America income of $11 million in the 2005 first quarter was unchanged from the year-ago period.

ALTERNATIVE INVESTMENTS

	First Quarter
In millions of dollars
	2005	2004
Revenues, net of interest expense	$866	$180
Operating expenses	105	87
Provision for credit losses	—	1

Income before taxes and minority interest	761	92
Income taxes	267	30
Minority interest, net of tax	132	36

Net Income	$362	$26

Average Risk Capital(1)	$4,089	$3,647
Return on Risk Capital(1)	36%	3%
Return on Invested Capital(1)	34%	1%

(1)
See Footnote (4) to the table on page 6 and discussion of Risk Capital on page 36.

        Alternative Investments reported revenues, net of interest expense, of $866 million in the 2005 first quarter, an increase of $686 million over the 2004 first quarter. Revenues, net of interest expense, consisted of the following:

	First Quarter
In millions of dollars
	2005	2004
Proprietary Investment Activities:
Net realized gains (losses)(1)	$59	$37
Net unrealized gains (losses):
Publicly-traded investments	(39)	(114)
Private equity and other investments(2)	686	137
Fees, dividends and interest	81	38
Other(3)	17	33

Proprietary Investment Activities revenues	804	131
Client Revenues(4)	62	49

Revenues, net of interest expense	$866	$180

(1)
Includes the changes in unrealized gains (losses) related to mark-to-market reversals for investments sold during the year.

(2)
Includes valuation adjustments and "other than temporary" impairments on private equity investments.

(3)
Includes other investment income, management fees, and funding costs.

(4)
Includes fee income. Prior to 2005, revenue was reported net of profit sharing (profit sharing was reflected in the internal Citigroup distributor's revenues).

Proprietary Investment Activities revenues

        The proprietary investment portfolio of Alternative Investments consists of private equity, single- and multi-manager hedge funds, real estate, and St. Paul shares. Private equity, which constitutes the majority of proprietary investments, on both a direct and indirect basis, is in the form of equity and mezzanine debt financing in companies across a broad range of industries worldwide, including investments in companies located in developing economies. Such investments include Citigroup Venture Capital International Brazil, LP (CVC/Brazil, formerly CVC/Opportunity Equity Partners, LP), which invests in companies privatized by the government of Brazil in the mid-1990s.

        Private equity investments held in investment company subsidiaries and CVC/Brazil are carried at fair value with net unrealized gains and losses recorded in income. Direct investments in companies located in developing economies are principally carried at cost with impairments recognized in income for "other than temporary" declines in value. Other investment activities are primarily carried at fair value, with net unrealized gains and losses recorded in income.

        The ownership of St. Paul shares was a result of the April 1, 2004 merger of Travelers Property Casualty Corp. (TPC) with The St. Paul Companies, whereby existing shares of TPC common stock were converted to 0.4334 shares of St. Paul common stock. As of March 31, 2005, the Company owned 38.2 million shares or approximately 6.0% of St. Paul shares outstanding. The shares are classified as available-for-sale.

        Total proprietary revenues, net of interest expense, of $804 million in the 2005 first quarter increased $673 million over the first quarter of 2004. The growth in proprietary revenues was driven by higher net unrealized gains on private equity investments of $549 million, lower net unrealized losses on publicly-traded investments of $75 million, higher fees, dividends and interest of $43 million, and higher net realized gains of $22 million, partially offset by lower other proprietary revenues of $16 million. The higher net unrealized gains on private equity investments were primarily attributable to investment activity in Europe. European results reflect improved performance in many of the underlying investments and an improving private equity market. The net unrealized losses on publicly-traded investments were primarily due to lower net mark-to-market losses on an investment in an Indian software company. The increase in fees, dividends and interest revenues was primarily due to a dividend received from an underlying investment and higher dividend and interest income from European investments. The higher net realized gains were driven by sales of certain portfolio investments. The decline in other revenues was the result of lower management fees and higher funding costs.

        Proprietary capital under management of $8.8 billion as of March 31, 2005 increased $1.5 billion from March 31, 2004 due to valuation and other increases in private equity and hedge fund investments.

Client revenues

        CAI has a growing client portfolio comprised of single- and multi-manager hedge funds, real estate, managed futures, private equity, and a variety of leveraged fixed income products (credit structures). Clients include both institutions and high-net-worth individuals. Products are distributed directly to investors and through Citigroup's Asset Management, Private Bank and Smith Barney businesses. Prior to 2005, the pretax profits of CAI were recorded in the respective Citigroup distributor's income statement as a component of revenues.

        Total client revenues, net of interest expense, of $62 million in the 2005 first quarter increased $13 million or 27% over the first quarter of 2004. The higher client revenues were primarily driven by higher performance fees earned and the absence of the profit-sharing arrangements that were in place in 2004.

        CAI managed $20.2 billion in unlevered client capital as of March 31, 2005, a decrease of $1.6 billion from March 31, 2004.

        Operating expenses of $105 million in the first quarter 2005 increased $18 million from the first quarter of 2004 primarily due to higher employee-related expenses and an increase in the operating expenses from hedge funds and real estate.

        Minority interest, net of tax, of $132 million in the first quarter 2005, increased $96 million from the first quarter of 2004, primarily due to the increase in net unrealized gains related to consolidated legal entities.

CORPORATE/OTHER

	First Quarter
In millions of dollars
	2005	2004
Revenues, net of interest expense	$(4)	$295
Operating expenses	89	98

Income (loss) before taxes and minority interest	(93)	197
Income taxes (benefits)	(12)	13
Minority interest, net of tax	7	(4)

Income (loss) from continuing operations	(88)	188
Income from discontinued operations	273	249

Net income	$185	$437

        Corporate/Other reported a net loss from continuing operations of $88 million in the 2005 first quarter, a decrease in income of $276 million from the 2004 first quarter. The decrease was primarily due to the absence of the gain on the sale of EFS, which resulted in an after-tax gain of $180 million in the 2004 first quarter, as well as the absence of certain unallocated tax benefits held at the Corporate level in the prior year.

        Revenues, net of interest expense, of ($4) million in the 2005 first quarter, decreased $299 million from the 2004 first quarter, primarily driven by the absence of the EFS gain in the prior year.

        Operating expenses of $89 million in the 2005 first quarter decreased $9 million from the 2004 first quarter primarily due to lower unallocated corporate costs.

        Discontinued operations represents the operations described in the Company's January 31, 2005, announced agreement for the sale of Citigroup's Travelers Life & Annuity, substantially all of Citigroup's international insurance business and Citigroup's Argentine pension business. See Note 4 to the Consolidated Financial Statements.

MANAGING GLOBAL RISK

        The Citigroup risk management framework recognizes the diversity of Citigroup's global business activities by balancing strong corporate oversight with well-defined independent risk management functions within each business. The Citigroup risk management framework is described in Citigroup's 2004 Annual Report on Form 10-K.

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

        The Citigroup Senior Risk Officer is responsible for establishing standards for the measurement, approval, reporting and limiting of risk, for managing, evaluating, and compensating the senior independent risk managers at the business level, for approving business-level risk management policies, for approving business risk-taking authority through the allocation of limits and capital, and for reviewing, on an ongoing basis, major risk exposures and concentrations across the organization. Risks are reviewed regularly with the independent business-level risk managers, the Citigroup senior business managers, and as appropriate, the Citigroup Board of Directors.

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

•
Market risk losses arise from fluctuations in the market value of trading and non-trading positions, including changes in value resulting from fluctuation in rates.

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

        At March 31, 2005, December 31, 2004 and March 31, 2004, risk capital for Citigroup was comprised of the following risk types:

In billions of dollars	March 31, 2005	December 31, 2004	March 31, 2004
Credit risk	$33.8	$33.2	$28.4
Market risk	15.0	16.0	17.8
Operational risk	8.5	8.1	5.7
Insurance risk	0.2	0.2	0.2
Intersector diversification(1)	(5.0)	(5.3)	(4.6)

Total Citigroup	$52.5	$52.2	$47.5

Return on risk capital (quarter)	40%	41%	45%
Return on invested capital (quarter)	20%	20%	21%

(1)
Reduction in Risk represents diversification between risk sectors.

        The increase in total risk capital from December 31, 2004 to March 31, 2005 was primarily related to increases in risk capital due to refinements in risk measurement methodologies, partially offset by decreases in overall risk (approximately $3.2 billion) due to the exclusion at March 31, 2005 of the risk capital associated with the Sale of the Life Insurance & Annuities Business.

        Average risk capital, return on risk capital and return on invested capital are provided for each segment and product and are disclosed on pages 16 to 34 of this Management's Discussion and Analysis.

        The increase in average risk capital versus March 31, 2004 was primarily driven by increases in Corporate and Investment Banking, Global Consumer and Alternative Investments. Average risk capital of $26.1 billion in Global Consumer increased $3.9 billion, or 18%, as a result of a $2.1 billion, or 16%, increase in Retail Banking, a $1.7 billion, or 31%, increase in Cards, and a $166 million, or 4%, increase in Consumer Finance. The $2.1 billion increase in Retail Banking was primarily due to the KorAm and PRMI acquisitions and higher credit risk, while the $1.7 billion increase in Cards was driven by refinements in risk capital methodologies. Corporate and Investment Banking average risk capital increased $4.5 billion, or 28%, driven by an increase in Capital Markets and Banking of $4.3 billion, or 29%, which was largely due to the impact in 2004 on operational risk capital of the WorldCom and Litigation Reserve Charge and the acquisition of KorAm. Global Wealth Management average risk capital was relatively unchanged, as a $429 million increase in Private Bank average risk capital (due to increases in operational risk capital and changes in diversification with Smith Barney) were offset by a $413 million decrease in Smith Barney average risk capital (due to lower operational risk and the impact of changes in diversification benefits with Private Bank). Asset Management average risk capital of $616 million decreased $15 million, or 2%, while Alternative Investments average risk capital of $4.1 billion increased $442 million, or 12%, resulting from higher market risk related to positive revaluations of certain of the Company's investment positions.

CREDIT RISK MANAGEMENT PROCESS

        Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations. Credit risk costs arise in many of the Company's business activities including lending activities, derivatives activities, securities transactions, settlement activities, and when the Company acts as an intermediary on behalf of its clients and other third parties. The credit risk management process at Citigroup relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership. Credit losses on derivatives and trading activities are recorded in Principal transactions on the Consolidated Statement of Income. Credit losses in the Company's loan portfolio are recorded as a reduction to the Allowance for credit losses on the Consolidated Balance Sheet. The following table presents the details of credit losses from the Company's loan portfolio.

Details of Credit Loss Experience

In millions of dollars	1st Qtr. 2005	4th Qtr. 2004	3rd Qtr. 2004	2nd Qtr. 2004	1st Qtr. 2004
Allowance for credit losses at beginning of period	$11,269	$12,034	$12,715	$12,506	$12,643

Provision for credit losses
Consumer	1,869	1,549	1,431	1,935	2,290
Corporate	(56)	(163)	(402)	(347)	(60)

	1,813	1,386	1,029	1,588	2,230

Gross credit losses:
Consumer
In U.S. offices	1,539	1,674	1,542	1,769	1,952
In offices outside the U.S.	840	859	848	803	794
Corporate
In U.S. offices	23	7	27	9	18
In offices outside the U.S.	49	87	157	79	248

	2,451	2,627	2,574	2,660	3,012

Credit recoveries:
Consumer
In U.S. offices	261	261	283	260	275
In offices outside the U.S.	193	190	172	165	164
Corporate
In U.S. offices	13	32	27	12	35
In offices outside the U.S.	82	67	178	98	53

	549	550	660	535	527

Net credit losses
In U.S. offices	1,288	1,388	1,259	1,506	1,660
In offices outside the U.S.	614	689	655	619	825

	1,902	2,077	1,914	2,125	2,485

Other—net(1)(2)	(286)	(74)	204	746	118

Allowance for credit losses at end of period	$10,894	$11,269	$12,034	$12,715	$12,506

Allowance for unfunded lending commitments(3)	600	600	600	600	600

Total allowance for loans, leases, and unfunded lending commitments	$11,494	$11,869	$12,634	$13,315	$13,106

Net consumer credit losses	$1,925	$2,082	$1,935	$2,147	$2,307
As a percentage of average consumer loans	1.83%	1.97%	1.93%	2.22%	2.45%

Net corporate credit losses	$(23)	$(5)	$(21)	$(22)	$178
As a percentage of average corporate loans	NM	NM	NM	NM	0.73%

(1)
The 2005 first quarter includes reductions to the allowance for credit losses of $129 million related to credit cards securitizations and $90 million from the sale of CitiCapital's Transportation Finance business.

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

NM
Not meaningful

Cash-Basis, Renegotiated, and Past Due Loans

In millions of dollars	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
Corporate cash-basis loans
Collateral dependent (at lower of cost or collateral value)(1)	$8	$7	$15	$59	$71
Other	1,724	1,899	2,185	2,560	2,842

Total(2)	$1,732	$1,906	$2,200	$2,619	$2,913

Corporate cash-basis loans
In U.S. offices	$238	$254	$334	$503	$518
In offices outside the U.S.	1,494	1,652	1,866	2,116	2,395

Total(2)	$1,732	$1,906	$2,200	$2,619	$2,913

Renegotiated loans (includes Corporate and Commercial Business Loans)
In U.S. offices	$21	$63	$69	$81	$91
In offices outside the U.S.	15	20	26	30	33

Total	$36	$83	$95	$111	$124

Consumer loans on which accrual of interest had been suspended
In U.S. offices	$2,180	$2,485	$2,622	$2,712	$2,877
In offices outside the U.S.	2,890	2,978	2,830	2,860	3,029

Total	$5,070	$5,463	$5,452	$5,572	$5,906

Accruing loans 90 or more days delinquent(3)
In U.S. offices	$2,962	$3,153	$3,298	$2,770	$2,983
In offices outside the U.S.	390	401	358	503	545

Total	$3,352	$3,554	$3,656	$3,273	$3,528

(1)
A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(2)
Includes $209 million, $248 million, $313 million, and $227 million at March 31, 2005, December 31, 2004, September 30, 2004 and June 30, 2004, respectively, of corporate cash-basis loans related to the acquisition of KorAm. The $39 million decrease from the prior quarter reflects the Company's ongoing review of KorAm's loan portfolio.

(3)
Substantially all consumer loans, of which $1,829 million, $1,867 million, $1,874 million, $1,459 million, and $1,522 million are government-guaranteed student loans and Federal Housing Authority mortgages at March 31, 2005, December 31, 2004, September 30, 2004, June 30, 2004, and March 31, 2004, respectively.

Other Real Estate Owned and Other Repossessed Assets

In millions of dollars	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
Other real estate owned(1)
Consumer	$286	$320	$373	$369	$396
Corporate	127	126	95	98	94

Total other real estate owned	$413	$446	$468	$467	$490

Other repossessed assets(2)	$74	$93	$100	$97	$123

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

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The table also summarizes the accrual status of Commercial Business loans as a percentage of related loans. The managed loan portfolio includes credit card receivables held for sale and securitized, and the table reconciles to a held basis, the comparable GAAP measure. Only North America Cards from a product view and North America from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. For example, the Cards business considers both on-balance sheet and securitized balances (together, their managed portfolio) when determining capital allocation and general management decisions and compensation. Furthermore, investors utilize information about the credit quality of the entire managed portfolio, as the results of both the held and securitized portfolios impact the overall performance of the Cards business. For a further discussion of managed basis reporting, see the Cards business on page 17 and Note 12 to the Consolidated Financial Statements.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

In millions of dollars, except total and average loan amounts in billions	Total Loans	90 Days or More Past Due(1)			Average Loans	Net Credit Losses(1)
Product View:	Mar. 31, 2005	Mar. 31, 2005	Dec. 31, 2004	Mar. 31, 2004	1st Qtr. 2005	1st Qtr. 2005	4th Qtr. 2004	1st Qr. 2004
Cards	$158.3	$2,753	$2,944	$3,152	$161.2	$2,081	$2,150	$2,554
Ratio		1.74%	1.78%	2.08%		5.23%	5.33%	6.69%
North America	140.5	2,479	2,667	2,891	143.3	1,945	2,015	2,414
Ratio		1.76%	1.80%	2.10%		5.50%	5.59%	6.99%
International	17.8	274	277	261	17.9	136	135	140
Ratio		1.54%	1.55%	1.80%		3.08%	3.16%	3.85%
Consumer Finance	104.3	1,875	2,014	2,127	104.9	797	872	870
Ratio		1.80%	1.90%	2.15%		3.08%	3.33%	3.57%
North America	82.0	1,399	1,525	1,589	82.2	486	534	529
Ratio		1.71%	1.84%	2.06%		2.40%	2.61%	2.79%
International	22.3	476	489	538	22.7	311	338	341
Ratio		2.13%	2.13%	2.47%		5.59%	5.92%	6.31%
Retail Banking	173.2	3,992	4,094	3,698	169.0	192	186	155
Ratio		2.30%	2.47%	2.86%		0.46%	0.46%	0.49%
North America	123.3	2,469	2,515	2,163	119.1	43	36	26
Ratio		2.00%	2.18%	2.30%		0.15%	0.13%	0.11%
International	49.9	1,523	1,579	1,535	49.9	149	150	129
Ratio		3.05%	3.15%	4.35%		1.20%	1.21%	1.48%
Private Bank(2)	39.0	125	127	155	38.7	(5)	(1)	4
Ratio		0.32%	0.33%	0.43%		(0.05)%	(0.01)%	0.04%
Other Consumer	1.6	—	—	—	1.4	—	(1)	(1)

Managed loans (excluding Commercial Business)(3)	$476.4	$8,745	$9,179	$9,132	$475.2	$3,065	$3,206	$3,582
Ratio		1.84%	1.92%	2.19%		2.62%	2.73%	3.47%

Securitized receivables (all in North America Cards)	(87.7)	(1,296)	(1,296)	(1,399)	(86.5)	(1,162)	(1,174)	(1,325)
Credit card receivables held for sale(4)	(0.6)	(10)	(32)	—	(0.2)	(4)	(40)	—

On-balance sheet loans (excluding Commercial Business)	$388.1	$7,439	$7,851	$7,733	$388.5	$1,899	$1,992	$2,257
Ratio		1.92%	2.02%	2.27%		1.98%	2.09%	2.68%

		Cash-Basis Loans(1)				Net Credit Losses(1)
Commercial Business Groups(5)	$38.0	$593	$735	$1,213	$38.1	$26	$90	$50
Ratio		1.56%	1.78%	3.11%		0.28%	0.89%	0.51%

Total Consumer Loans(6)	$426.1				$426.6	$1,925	$2,082	$2,307

Regional View:
North America (excluding Mexico)	$361.2	$5,957	$6,327	$6,316	$359.3	$2,428	$2,546	$2,959
Ratio		1.65%	1.75%	1.96%		2.74%	2.88%	3.72%
Mexico	9.3	436	433	395	9.1	47	37	14
Ratio		4.70%	4.93%	5.43%		2.07%	1.69%	0.77%
EMEA	38.5	1,732	1,781	1,722	38.5	227	230	207
Ratio		4.50%	4.53%	5.08%		2.39%	2.40%	2.46%
Japan	14.8	276	308	382	15.6	257	297	305
Ratio		1.86%	1.91%	2.14%		6.68%	7.15%	7.07%
Asia (excluding Japan)	49.3	316	299	281	49.5	101	95	91
Ratio		0.64%	0.61%	0.83%		0.82%	0.79%	1.09%
Latin America	3.3	28	31	36	3.2	5	1	6
Ratio		0.85%	0.93%	1.27%		0.59%	0.18%	0.76%

Managed loans (excluding Commercial Business)(3)	$476.4	$8,745	$9,179	$9,132	$475.2	$3,065	$3,206	$3,582
Ratio		1.84%	1.92%	2.19%		2.62%	2.73%	3.47%

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

(6)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the first quarter of 2005, which are included in Consumer Loans on the Consolidated Balance Sheet.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	Mar. 31, 2005	Dec. 31, 2004	Mar. 31, 2004	1st Qtr. 2005	4th Qtr. 2004	1st Qtr. 2004
Total managed(1) (Including Commercial Business)	$514.4	$518.5	$456.0	$513.3	$506.9	$454.2
Securitized receivables (all in North America Cards)	(87.7)	(85.3)	(76.2)	(86.5)	(83.7)	(75.9)
Credit card receivables held for sale(2)	(0.6)	(2.5)	—	(0.2)	(2.9)	—

On-balance sheet(3) (Including Commercial Business)	$426.1	$430.7	$379.8	$426.6	$420.3	$378.3

(1)
This table presents loan information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. See a discussion of managed basis reporting on page 40.

(2)
Included within Other Assets on the Consolidated Balance Sheet.

(3)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the first quarter of 2005, the fourth quarter of 2004, and first quarter of 2004, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

        Total delinquencies 90 days or more past due (excluding the Commercial Business) in the managed portfolio were $8.745 billion or 1.84% of loans at March 31, 2005, compared to $9.179 billion or 1.92% at December 31, 2004 and $9.132 billion or 2.19% at March 31, 2004. Total cash-basis loans in the Commercial Business were $593 million or 1.56% of loans at March 31, 2005, compared to $735 million or 1.78% at December 31, 2004 and $1.213 billion or 3.11% at March 31, 2004. Total managed net credit losses (excluding the Commercial Business) in the 2005 first quarter were $3.065 billion and the related loss ratio was 2.62%, compared to $3.206 billion and 2.73% in the 2004 fourth quarter and $3.582 billion and 3.47% in the 2004 first quarter. In the Commercial Business, total net credit losses were $26 million and the related loss ratio was 0.28% in the 2005 first quarter, compared to $90 million and 0.89% in the 2004 fourth quarter and $50 million and 0.51% in the 2004 first quarter. For a discussion of trends by business, see business discussions on pages 16 to 23 and page 30.

        Citigroup's total allowance for loans, leases and unfunded lending commitments of $11.494 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $8.060 billion at March 31, 2005, $8.379 billion at December 31, 2004 and $9.218 billion at March 31, 2004. The decrease in the allowance for credit losses from March 31, 2004 of $1.158 billion was primarily due to the impact of reserve releases which occurred subsequent to March 31, 2004 of $1.181 billion related to continued improved credit conditions in North America, Latin America, Asia and Japan, and reductions related to securitizations in the Cards business and the sale of CitiCapital's Transportation Finance Business and purchase accounting adjustments related to the Sears acquisition. Offsetting this decrease in the allowance for credit losses was the addition of $274 million from the KorAm acquisition, the impact of reserve builds of $78 million, primarily related to Germany, the impact of foreign currency translation, and the 2004 second quarter reclassification of certain valuation reserves related to capital leases into the allowance for credit losses.

        On-balance sheet consumer loans of $426.1 billion increased $46.3 billion or 12% from March 31, 2004, primarily driven by growth in mortgage and other real-estate-secured loans in Prime Home Finance, Consumer Finance and Private Bank, the addition of the KorAm portfolio and the impact of strengthening currencies. Growth in student loans in North America also contributed to the increase in consumer loans. Credit card receivables declined, primarily due to the impact of securitization activities and higher payment rates by customers. In the North America, excluding Mexico, Commercial Business, loans declined reflecting the continued liquidation and sale of non-core portfolios, including a decline of approximately $4.3 billion resulting from the 2005 first quarter sale of CitiCapital's Transportation Finance Business and the $2.0 billion reclassification of operating leases from loans to other assets in the 2004 second quarter, partially offset by an increase of $2.7 billion from the FAB acquisition. Loans in Japan also declined mainly reflecting continued contraction in the Consumer Finance portfolio.

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

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	Mar. 31, 2005	Dec. 31, 2004	Mar. 31, 2004
Corporate Cash-Basis Loans
Capital Markets and Banking	$1,655	$1,794	$2,811
Transaction Services	77	112	102

Total Corporate Cash-Basis Loans(1)	$1,732	$1,906	$2,913

Net Credit Losses
Capital Markets and Banking	$(14)	$(7)	$184
Transaction Services	(12)	2	(7)
Other	3	—	1

Total Net Credit Losses	$(23)	$(5)	$178

Corporate Allowance for Credit Losses	$2,834	$2,890	$3,288
Corporate Allowance for Credit Losses on Unfunded Lending Commitments(2)	600	600	600

Total Corporate Allowance for Loans, Leases, and Unfunded Lending Commitments	$3,434	$3,490	$3,888

Corporate Allowance As a Percentage of Total Corporate Loans(3)	2.41%	2.54%	3.27%

(1)
The 2005 first quarter and 2004 fourth quarter included the addition of $209 million and $248 million of cash-basis loans, respectively, related to the acquisition of KorAm.

(2)
Represents additional reserves recorded within Other Liabilities on the Consolidated Balance Sheet.

(3)
Does not include the Allowance for Unfunded Lending Commitments.

        Corporate cash-basis loans were $1.732 billion, $1.906 billion and $2.913 billion at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. Cash-basis loans decreased $1.181 billion from March 31, 2004 due to a $1.156 billion decrease in Capital Markets and Banking and a $25 million decrease in Transaction Services. Capital Markets and Banking decreased primarily due to charge-offs against reserves as well as paydowns on corporate borrowers in Argentina, North America and Mexico, partially offset by the addition of KorAm.

        Cash-basis loans decreased $174 million from December 31, 2004 due to decreases in Capital Markets and Banking and Transaction Services. Capital Markets and Banking decreased primarily due to asset sales and paydowns from borrowers in Argentina and Brazil.

        Total corporate Other Real Estate Owned (OREO) was $127 million, $126 million and $94 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

        Total corporate loans outstanding at March 31, 2005 were $118 billion as compared to $114 billion and $100 billion at December 31, 2004 and March 31, 2004, respectively.

        Total corporate net credit losses of ($23) million at March 31, 2005 decreased $201 million compared to March 31, 2004, primarily reflecting recoveries as well as lower net credit losses from counterparties in Europe, particularly in Poland, and Mexico.

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

        Citigroup's allowance for credit losses for loans, leases and lending commitments of $11.494 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the Corporate portfolio was $3.434 billion at March 31, 2005, compared to $3.490 billion at December 31, 2004 and $3.888 billion at March 31, 2004. The allowance attributed to corporate loans, leases and unfunded lending commitments as a percentage of corporate loans was 2.92% at March 31, 2005, as compared to 3.07% and 3.87% at December 31, 2004 and March 31, 2004, respectively. The $454 million decrease in the total allowance at March 31, 2005 from March 31, 2004 primarily reflects reserve releases of $750 million due to continued improvement in the portfolio, partially offset by the addition of KorAm. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

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

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" section beginning on page 51. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

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

	March 31, 2005		December 31, 2004		March 31, 2004
In millions of dollars	100 bps Increase	100 bps Decrease	100 bps Increase	100 bps Decrease	100 bps Increase	100 bps Decrease
U.S. dollar
Twelve months and less	$(596)	$545	$(462)	$279	$(529)	$(71)
Discounted five year	$(397)	$(572)	$325	$(1,580)	$1,024	$(3,391)
Mexican peso
Twelve months and less	$67	$(67)	$46	$(46)	$63	$(63)
Discounted five year	$281	$(283)	$206	$(208)	$213	$(213)
Euro
Twelve months and less	$(77)	$77	$(89)	$89	$(106)	$106
Discounted five year	$128	$(130)	$120	$(121)	$(47)	$47
Japanese yen
Twelve months and less	$35	NM (2)	$36	NM (2)	$83	NM (2)
Discounted five year	$123	NM (2)	$89	NM (2)	$264	NM (2)
Pound sterling
Twelve months and less	$17	$(18)	$22	$(22)	$63	$(63)
Discounted five year	$169	$(171)	$178	$(181)	$217	$(217)

(1)
Excludes the insurance companies (see below).

(2)
Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the Japanese yen yield curve.

        The changes in U.S. dollar Interest Rate Exposure from prior periods reflect changes in the aggregate asset/liability mix and changes in actual and projected pre-payments for mortgages and mortgage-related investments and Citigroup's view of prevailing interest rates.

Insurance Companies

        The table below reflects the estimated decrease in the fair value of financial instruments held in the insurance companies as a result of a 100 bps increase in interest rates. Certain of these subsidiaries and operations are included in the Sale of the Life Insurance & Annuities Business and the assets and liabilities of the businesses sold are included in Assets of discontinued operations held for sale and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheet.

In millions of dollars	March 31, 2005	December 31, 2004	March 31, 2004
Assets
Investments	$(2,322)	$(2,387)	$(2,269)

Liabilities
Long-term debt	$—	$(5)	$(7)
Contractholder funds	$(1,096)	$(1,102)	$(1,017)

        A significant portion of the insurance companies' liabilities (insurance policy and claims reserves) are not financial instruments and are excluded from the above sensitivity analysis. The corresponding changes in the fair values of the insurance policy and claim reserves are decreases of $749 million, $756 million and $687 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. Furthermore, the analysis does not change the economics of asset-liability matching risk mitigation strategies employed by the insurance businesses. The durations of invested assets are closely matched with the related insurance liabilities, diminishing the exposure to interest rate generated volatility. Including insurance policy and claim liabilities, along with the aforementioned duration matching techniques, significantly decreases the impact implied in the above table.

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

        New and/or complex products in the Corporate and Investment Banking business are required to be reviewed and approved by the Capital Markets Approval Committee (CMAC). The CMAC is responsible for ensuring that relevant risks are identified and understood, and can be measured, managed and reported in accordance with applicable business policies and practices. The CMAC is made up of senior representatives from market and credit risk management, legal, accounting, operations, and other support areas.

        The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

        For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $116 million at both March 31, 2005 and December 31, 2004. Daily exposures averaged $124 million during the 2005 first quarter and ranged from $103 million to $157 million.

        The following table summarizes Value-at-Risk in the trading portfolios as of March 31, 2005 and December 31, 2004, along with the averages:

In millions of dollars	Mar. 31, 2005	First Quarter 2005 Average	Dec. 31, 2004	2004 Average
Interest rate	$111	$115	$103	$96
Foreign exchange	13	16	22	16
Equity	34	33	32	29
Commodity	20	18	15	16
Covariance adjustment	(62)	(58)	(56)	(56)

Total—All market risk factors, including general and specific risk	$116	$124	$116	$101

Specific risk component	$3	$6	$9	$9

Total—General market factors only	$113	$118	$107	$92

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

        The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the first quarter of 2005 and the full year 2004:

	First Quarter 2005		Full-Year 2004
In millions of dollars
	Low	High	Low	High
Interest rate	$94	$151	$76	$133
Foreign exchange	10	23	8	29
Equity(1)	27	41	15	180
Commodity	15	24	8	22

(1)
The 2004 full-year high of $180 million includes a large capital markets trade with a single counterparty recorded in the 2004 first quarter.

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

Risk and Control Self-Assessment

        A formal governance structure has been established through the Risk and Control Self-Assessment (RCSA) Policy to provide direction, oversight, and monitoring of Citigroup's RCSA programs. The RCSA Policy incorporates standards for risk and control self-assessment that are applicable to all businesses and establishes RCSA as the process whereby risks that are inherent in a business' strategy, objectives, and activities are identified and the effectiveness of the controls over those risks are evaluated and monitored. RCSA is based on COSO (The Committee of Sponsoring Organizations of the Treadway Commission) principles, which have been adopted as the minimum standards for all internal control reviews that comply with Sarbanes-Oxley, FDICIA or operational risk requirements. The policy requires, on a quarterly basis, businesses and staff functions to perform a RCSA that includes documentation of the control environment and policies, assessing the risks and controls, testing commensurate with risk level, corrective action tracking for control breakdowns or deficiencies and periodic reporting, including reporting to Senior Management and the Audit and Risk Management Committee. The entire process is subject to audit by Citigroup's Audit and Risk Review with reporting to the Audit and Risk Management Committee of the Board.

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

March 31, 2005								December 31, 2004
	Cross-Border Claims on Third Parties				Net Investments in and Funding of Local Franchises(2)
						Total Cross- Border Out- standings		Total Cross- Border Out- standings
In billions of dollars	Trading and Short- Term Claims(1)	Resale Agree- ments	All Other	Total			Commit- ments(3)		Commit- ments(3)
Germany	$16.9	$1.6	$2.7	$21.2	$4.4	$25.6	$21.5	$25.0	$19.7
United Kingdom	5.6	14.4	2.9	22.9	—	22.9	81.4	32.9	82.2
South Korea	2.2	0.6	0.1	2.9	13.3	16.2	1.8	14.9	2.2
France	6.9	5.0	1.5	13.4	—	13.4	22.7	17.3	19.4
Netherlands	10.2	0.7	1.6	12.5	—	12.5	5.5	12.9	4.9
Canada	3.4	0.3	1.6	5.3	6.2	11.5	2.8	12.0	2.6
Italy	7.4	1.0	0.8	9.2	1.9	11.1	2.5	10.5	2.7

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

        Total cross-border outstandings for March 31, 2005 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis amounted to $36.3 billion for Germany, $16.1 billion for the United Kingdom, $16.0 billion for South Korea, $13.0 billion for France, $14.8 billion for the Netherlands, $12.7 billion for Canada, and $14.8 billion for Italy.

        Total cross-border outstandings for December 31, 2004 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis amounted to $39.1 billion for Germany, $13.2 billion for the United Kingdom, $15.1 billion for South Korea, $16.2 billion for France, $14.9 billion for the Netherlands, $13.0 billion for Canada, and $14.0 billion for Italy.

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

        As noted in the table below, Citigroup maintained its "well-capitalized" position during the first three months of 2005 and the full year of 2004.

Citigroup Regulatory Capital Ratios

	March 31, 2005	December 31, 2004

Tier 1 Capital	8.78%	8.74%
Total Capital (Tier 1 and Tier 2)	12.03%	11.85%
Leverage(1)	5.19%	5.20%
Common stockholders' equity	7.34%	7.29%

(1)
Tier 1 Capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars	March 31, 2005	December 31, 2004
Tier 1 Capital
Common stockholders' equity	$109,411	$108,166
Qualifying perpetual preferred stock	1,125	1,125
Qualifying mandatorily redeemable securities of subsidiary trusts	6,342	6,209
Minority interest	931	937
Less: Net unrealized gains on securities available-for-sale(1)	(1,748)	(2,633)
Accumulated net gains on cash flow hedges, net of tax	(337)	(173)
Intangible assets:(2)
Goodwill	(32,368)	(31,992)
Other disallowed intangible assets	(7,306)	(6,794)
50% investment in certain subsidiaries(3)	(74)	(68)
Other	(436)	(362)

Total Tier 1 Capital	75,540	74,415

Tier 2 Capital
Allowance for credit losses(4)	10,899	10,785
Qualifying debt(5)	16,788	15,383
Unrealized marketable equity securities gains(1)	401	384
Less: 50% investment in certain subsidiaries(3)	(74)	(68)

Total Tier 2 Capital	28,014	26,484

Total Capital (Tier 1 and Tier 2)	$103,554	$100,899

Risk-adjusted assets(6)	$860,497	$851,563

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

(2)
The increase in intangible assets during 2005 was primarily due to the acquisition of First American Bank.

(3)
Represents unconsolidated banking and finance subsidiaries.

(4)
Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(5)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(6)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $47.3 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts as of March 31, 2005, compared with $47.6 billion as of December 31, 2004. Market risk-equivalent assets included in risk-adjusted assets amounted to $42.7 billion and $39.4 billion at March 31, 2005 and December 31, 2004, respectively. Risk-adjusted assets also include the effect of other off-balance sheet exposures, such as unused loan commitments and letters of credit, and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        Common stockholders' equity increased approximately $1.2 billion during the first three months of 2005 to $109.4 billion at March 31, 2005, representing 7.3% of assets, compared to $108.2 billion and 7.3% at year-end 2004. The increase reflected net income of $5.4 billion and $2.1 billion related to the net issuance of shares pursuant to employee benefit plans and other activity, offset by dividends declared on common and preferred stock of $2.3 billion, $1.7 billion related to the net issuance of restricted and deferred stock, $1.4 billion related to the after-tax net change in equity from non-owner sources, and treasury stock acquired of $0.9 billion.

        On April 14, 2005, the Board of Directors authorized up to an additional $15 billion of capital for share repurchases, bringing the total authorization to $16.3 billion.

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, at March 31, 2005 and December 31, 2004 were $6.342 billion and $6.209 billion, respectively. On March 1, 2005, the FRB issued the final rule that allows for the continued limited inclusion of trust preferred securities in the Tier 1 Capital of Bank Holding Companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The final rule provides a transition period, ending March 31, 2009, for application of the quantitative limits. See "Regulatory Capital and Accounting Standards Developments" below.

        Citigroup's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well capitalized" under federal bank regulatory agency definitions, Citigroup's depository institutions must have a Tier 1 Capital Ratio of at least 6%, a combined Tier 1 and Tier 2 Capital Ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. At March 31, 2005, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal regulatory agencies' definitions.

        Similar to Citigroup, Citicorp's capital ratios include the benefit of the inclusion of trust preferred securities.

Citicorp Ratios

	March 31, 2005	December 31, 2004
Tier 1 Capital	9.02%	8.69%
Total Capital (Tier 1 and Tier 2)	12.92%	12.59%
Leverage(1)	6.90%	6.74%
Common stockholder's equity	10.29%	9.93%

(1)
Tier 1 Capital divided by adjusted average assets.

Citicorp Components of Capital Under Regulatory Guidelines

In billions of dollars	March 31, 2005	December 31, 2004
Tier 1 Capital	$62.4	$60.1
Total Capital (Tier 1 and Tier 2)	$89.3	$87.1

Other Subsidiary Capital Considerations

        Certain of the Company's U.S. and non-U.S. broker/dealer subsidiaries, including Citigroup Global Markets Inc., an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI), are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The Company's U.S. registered broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Net Capital Rule, Rule 15c3-1 (the Net Capital Rule), promulgated under the Exchange Act. The Net Capital Rule requires the maintenance of minimum net capital, as defined. The Net Capital Rule also limits the ability of broker/dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict CGMHI's ability to withdraw capital from its broker/dealer subsidiaries, which in turn could limit CGMHI's ability to pay dividends and make payments on its debt. CGMHI monitors its leverage and capital ratios on a daily basis. Certain of the Company's broker/dealer subsidiaries are also subject to regulation in the countries outside of the U.S. in which they do business. Such regulations may include requirements to maintain specified levels of net capital or its equivalent. The Company's U.S. and non-U.S. broker/dealer subsidiaries were in compliance with their respective capital requirements at March 31, 2005.

        Certain of the Company's Insurance Subsidiaries are subject to regulatory capital requirements. The National Association of Insurance Commissioners (NAIC) adopted risk-based capital (RBC) requirements for life insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, the Company believes it is not appropriate to use the formulas to rate or to rank such companies. At March 31, 2005, all of the Company's life insurance companies had adjusted capital in excess of amounts requiring Company or any regulatory action. Certain of these subsidiaries and operations are included in the Sale of the Life Insurance & Annuities Business.

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

        On March 1, 2005, the FRB issued the final rule, with an effective date of April 11, 2005, which retains trust preferred securities in Tier 1 Capital of BHCs, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements included in Tier 1 Capital would be limited to 25% of Tier 1 Capital elements, net of goodwill less any associated deferred tax liability. Under this rule, Citigroup currently would have less than 10% against the limit. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 Capital, subject to restrictions. Internationally active BHCs (such as Citigroup) would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 Capital elements, net of goodwill, less any deferred tax liability. Under this 15% limit, Citigroup would be able to retain the full amount of its trust preferred securities within Tier 1 Capital.

        Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 64.

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

        A primary tenet of Citigroup's liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. Along with the role of the Corporate Treasurer, the Global Asset and Liability Committee (ALCO) undertakes this oversight responsibility. The Global ALCO functions as an oversight forum composed of Citigroup's Chief Financial Officer, Senior Risk Officer, Corporate Treasurer, Head of Risk Architecture and the senior corporate and business treasurers and business chief financial officers. One of the objectives of the Global ALCO is to monitor and review the overall liquidity and balance sheet positions of Citigroup and its principal subsidiaries and to address corporate-wide policies and make recommendations back to senior management and the business units. Similarly, ALCOs are also established for each country and/or major line of business.

        Each principal operating subsidiary and/or country must prepare an annual funding and liquidity plan for review by the Corporate Treasurer and approval by the Head of Risk Architecture. The funding and liquidity plan includes analysis of the balance sheet, as well as the economic and business conditions impacting the liquidity of the major operating subsidiary and/or country. As part of the funding and liquidity plan, liquidity limits, liquidity ratios, market triggers, and assumptions for periodic stress tests are established and approved.

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

        A series of standard corporate-wide liquidity ratios have been established to monitor the structural elements of Citigroup's liquidity. For aggregate bank entities, these include cash capital (defined as core deposits, long-term debt, and capital compared with illiquid assets), liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans. Several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. On a combined basis at the Holding Company level for Citigroup and Citicorp, for the Insurance Entities and for CGMHI, there are ratios established for liquid assets against short-term obligations. Triggers to elicit management discussion, which may result in other actions, have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

        Market triggers are internal or external market or economic factors that may imply a change to market liquidity or Citigroup's access to the markets. Citigroup market triggers are monitored by the Corporate Treasurer and the independent Head of Risk Architecture and are discussed with the Global ALCO. Appropriate market triggers are also established and monitored for each major operating subsidiary and/or country as part of the funding and liquidity plans. Local triggers are reviewed with the local country or business ALCO and independent risk management.

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

        On a combined basis at the Holding Company level, Citigroup and Citicorp maintain sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without incremental access to the unsecured markets.

        On February 11, 2005, Citigroup announced plans to merge its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. This transaction is subject to regulatory approval and is expected to take place by the end of the 2005 third quarter. Citigroup will assume all existing indebtedness and outstanding guarantees of Citicorp.

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

        Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 64.

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

        As of March 31, 2005, Citicorp's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies, without regulatory approval, of approximately $13.7 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citicorp estimates that, as of March 31, 2005, its bank subsidiaries can directly or through their parent holding company distribute dividends to Citicorp of approximately $12.3 billion of the available $13.7 billion.

        Citicorp also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

        As discussed in the "Capital Resources" section beginning on page 51, the ability of CGMHI to declare dividends could be restricted by capital considerations of its broker/dealer subsidiaries.

        The Travelers Insurance Company (TIC) is subject to various regulatory restrictions that limit the maximum amount of dividends available to its parent without prior approval of the Connecticut Insurance Department. A maximum of $908 million of statutory surplus is available by the end of the year 2005 for such dividends without the prior approval of the Connecticut Insurance Department, of which $450 million was paid during the first three months of 2005.

        During 2005, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 64.

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

        Citigroup's funding sources are well diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the Parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $568.9 billion. A significant portion of these deposits have been, and are expected to be, long-term and stable and are considered core.

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

        Citigroup, Citicorp, and CGMHI are the primary legal entities issuing commercial paper directly to investors. On a combined basis, at the Holding Company level, Citigroup and Citicorp, both of which are bank holding companies, maintain sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without incremental access to the unsecured markets. CGMHI maintains liquidity reserves of cash and a loan value of liquid securities in excess of its outstanding short-term unsecured liabilities.

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

Citicorp

        Citicorp, a U.S. bank holding company with no significant operating activities of its own, is a wholly owned indirect subsidiary of Citigroup. While Citicorp is a separately rated entity, it did not access external markets for any long-term debt or equity issuance during the first three months of 2005. Citicorp continues to issue commercial paper and other short-term debt instruments within board-established limits and certain management guidelines.

        On a combined basis, at the Holding Company level, Citigroup and Citicorp maintain sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without incremental access to the unsecured markets. In aggregate, bank subsidiaries maintain "cash capital," defined as core deposits, long-term debt, and capital, in excess of their illiquid assets.

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

        A diversity of funding sources, currencies, and maturities is used to gain a broad access to the investor base. Citicorp's deposits, which represent 60% and 59% of total funding at March 31, 2005 and December 31, 2004, respectively, are broadly diversified by both geography and customer segments.

        Asset securitization programs remain an important source of liquidity. See Note 12 to the Consolidated Financial Statements for additional information about securitization activities.

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, has an unutilized credit facility of Canadian $1.0 billion as of March 31, 2005 that matures in October 2005. The facility is guaranteed by Citicorp. In connection therewith, Citicorp is required to maintain a certain level of consolidated stockholder's equity (as defined in the credit facility's agreements). At March 31, 2005, this requirement was exceeded by approximately $78.0 billion.

CGMHI

        CGMHI's total assets were $439 billion at March 31, 2005, an increase from $428 billion at year-end 2004. Due to the nature of CGMHI's trading activities, it is not uncommon for CGMHI's asset levels to fluctuate significantly from period to period.

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

        CGMHI funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is CGMHI's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" (FIN 41). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $271.0 billion at March 31, 2005. Uncollateralized short-term borrowings provide CGMHI with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $30.4 billion at March 31, 2005.

        CGMHI has 364-day committed uncollateralized revolving line of credit facilities with unaffiliated banks totaling $3.1 billion. These facilities have a two-year term-out provision with any borrowings maturing on various dates through 2007. CGMHI also has three-year facilities totaling $1.5 billion with unaffiliated banks with any borrowings maturing on various dates in 2007 and 2008. CGMHI may borrow under these revolving credit facilities at various interest rate options (LIBOR, Fed Funds or base rate) and compensates the banks for these facilities through facility fees. At March 31, 2005, there were no outstanding borrowings under these facilities. CGMHI also has committed long-term financing facilities with unaffiliated banks. At March 31, 2005, CGMHI had drawn down the full $1.6 billion then available under these facilities. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). CGMHI compensates the banks for these facilities through facility fees. Under all of these facilities, CGMHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At March 31, 2005, this requirement was exceeded by approximately $7.2 billion. CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

        Unsecured term debt is a significant component of CGMHI's long-term capital. Long-term debt totaled $46.4 billion at March 31, 2005 and $45.2 billion at December 31, 2004. CGMHI utilizes interest rate swaps to convert the majority of its fixed-rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

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

        CGMHI monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, CGMHI attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis in the event that CGMHI's access to uncollateralized financing is temporarily impaired. This is documented in CGMHI's contingency funding plan. This plan is reviewed periodically to keep the funding options current and in line with market conditions. The management of this plan includes an analysis used to determine CGMHI's ability to withstand varying levels of stress, including ratings downgrades, which could impact its liquidation horizons and required margins. CGMHI maintains liquidity reserves of cash and a loan value of unencumbered securities in excess of its outstanding short-term unsecured liabilities. This is monitored on a daily basis. CGMHI also ensures that long-term illiquid assets are funded with long-term liabilities.

The Travelers Insurance Company (TIC)

        At March 31, 2005, TIC had $48.0 billion of life and annuity product deposit funds and reserves. Of that total, $27.4 billion is not subject to discretionary withdrawal based on contract terms. The remaining $20.6 billion is for life and annuity products that are subject to discretionary withdrawal by the contractholder. Included in the amount that is subject to discretionary withdrawal is $7.5 billion of liabilities that are surrenderable with market value adjustments. Also included is an additional $5.0 billion of the life insurance and individual annuity liabilities which are subject to discretionary withdrawals at an average surrender charge of 6.6%. In the payout phase, these funds are credited at significantly reduced interest rates. The remaining $8.1 billion of liabilities is surrenderable without charge. Approximately 6.0% of this relates to individual life products. These risks would have to be underwritten again if transferred to another carrier, which is considered a significant deterrent against withdrawal by long-term policyholders. Insurance liabilities that are surrendered or withdrawn are reduced by outstanding policy loans and related accrued interest prior to payout.

        TIC's primary tool for liquidity management is a cash reporting tool and forecast performed on a daily basis. In addition, TIC monitors its ability to cover contractual obligations under extreme stress conditions through the use of liquid securities in its investment portfolio.

        Certain of these subsidiaries and operations are included in the Sale of the Life Insurance & Annuities Business.

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

        At March 31, 2005 and December 31, 2004, total assets in the credit card trusts were $97 billion and $101 billion, respectively. Of those amounts at March 31, 2005 and December 31, 2004, $85 billion and $82 billion, respectively, has been sold to investors via trust-issued securities, and of the remaining seller's interest, $9.1 billion and $15.8 billion, respectively, is recorded in Citigroup's Consolidated Balance Sheet as Consumer Loans. Additional retained securities issued by the trusts totaling $2.9 billion at March 31,

2005 and December 31, 2004, are included in Citigroup's Consolidated Balance Sheet as available-for-sale securities. Citigroup retains credit risk on its seller's interest, retained securities, and reserves for expected credit losses. Amounts receivable from the trusts were $1.4 billion and $1.4 billion, respectively, and amounts due to the trusts were $1.4 billion and $1.3 billion, respectively, at March 31, 2005 and December 31, 2004. The Company also recognized an interest-only strip of $1.4 billion and $1.1 billion at March 31, 2005 and December 31, 2004, respectively, that arose from the calculation of gain or loss at the time assets were sold to the QSPE. In the three months ended March 31, 2005, the Company recorded net securitization gains of $258 million. No such gains were recorded during the first quarter of 2004.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights that entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other asset securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $86 million and $93 million during the first three months of 2005 and 2004, respectively.

Securitizations of Client Assets

        The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company, along with other financial institutions, provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit. At March 31, 2005 and December 31, 2004, total assets and liabilities in the unconsolidated conduits were $63 and $54 billion, respectively. One conduit with assets of $412 million is consolidated at March 31, 2005, compared with $656 million consolidated at December 31, 2004.

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

        See Note 12 to the Consolidated Financial Statements for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of March 31, 2005 and December 31, 2004.

In millions of dollars	March 31, 2005	December 31, 2004
Financial standby letters of credit and foreign office guarantees	$49,428	$45,796
Performance standby letters of credit and foreign office guarantees	8,924	9,145
Commercial and similar letters of credit	5,965	5,811
One- to four-family residential mortgages	3,499	4,559
Revolving open-end loans secured by one- to four-family residential properties	17,437	15,705
Commercial real estate, construction and land development	2,348	2,084
Credit card lines(1)	794,837	776,281
Commercial and other consumer loan commitments(2)	257,398	256,670

Total	$1,139,836	$1,116,051

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $130 billion and $131 billion with original maturity of less than one year at March 31, 2005 and December 31, 2004, respectively.

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

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: changing economic conditions—U.S., global, regional, or related to specific issuers or industries; movements in interest rates and foreign exchange rates; the credit environment, inflation, and geopolitical risks; the ability to gain market share in both new and established markets internationally; levels of activity in the global capital markets; macro-economic factors and political policies and developments in the countries in which the Company's businesses operate; the level of bankruptcy filings and unemployment rates; the continued threat of terrorism; the effects of the Company's repositioning activities; the ability of the Company to redeploy capital to higher growth and higher return opportunities following the Sale of the Life Insurance & Annuities Business; costs associated with the implementation of the Japan Private Bank Exit Plan; the Company's subsidiaries' dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; and the resolution of legal and regulatory proceedings and related matters.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
In millions of dollars, except per share amounts
	2005	2004
Revenues
Loan interest, including fees	$11,273	$10,769
Other interest and dividends	6,262	4,328
Insurance premiums	735	648
Commissions and fees	4,209	4,139
Principal transactions	2,215	1,311
Asset management and administration fees	1,832	1,714
Realized gains (losses) from sales of investments	243	131
Other revenue	2,192	1,702

Total revenues	28,961	24,742
Interest expense	7,428	4,460

Total revenues, net of interest expense	21,533	20,282

Benefits, claims, and credit losses
Policyholder benefits and claims	217	227
Provision for credit losses	1,813	2,230

Total benefits, claims, and credit losses	2,030	2,457

Operating expenses
Non-insurance compensation and benefits	6,677	5,878
Net occupancy expense	1,253	1,067
Technology/communications expense	882	866
Insurance underwriting, acquisition, and operating	82	102
Restructuring-related items	—	(3)
Other operating expenses	2,761	2,510

Total operating expenses	11,655	10,420

Income from continuing operations before income taxes and minority interest	7,848	7,405
Provision for income taxes	2,516	2,312
Minority interest, net of tax	164	69

Income from continuing operations	5,168	5,024

Discontinued operations
Income from discontinued operations	397	335
Provision for income taxes	124	86

Income from discontinued operations, net of tax	273	249

Net income	$5,441	$5,273

Basic Earnings Per Share
Income from continuing operations	$1.00	$0.98
Income from discontinued operations, net	0.06	0.05

Net income	$1.06	$1.03

Weighted average common shares outstanding	5,133.3	5,095.6

Diluted Earnings Per Share
Income from continuing operations	$0.99	$0.96
Income from discontinued operations, net	0.05	0.05

Net income	$1.04	$1.01

Adjusted weighted average common shares outstanding	5,226.0	5,203.1

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars	March 31, 2005 (Unaudited)	December 31, 2004
Assets
Cash and due from banks (including segregated cash and other deposits)	$25,620	$23,556
Deposits at interest with banks	28,568	23,889
Federal funds sold and securities borrowed or purchased under agreements to resell	202,099	200,739
Brokerage receivables	40,747	39,273
Trading account assets (including $90,413 and $102,573 pledged to creditors at March 31, 2005 and December 31, 2004 respectively)	272,841	280,167
Investments (including $12,815 and $15,587 pledged to creditors at March 31, 2005 and December 31, 2004, respectively)	167,589	213,243
Loans, net of unearned income
Consumer	430,008	435,226
Corporate	117,651	113,603

Loans, net of unearned income	547,659	548,829
Allowance for credit losses	(10,894)	(11,269)

Total loans, net	536,765	537,560
Goodwill	32,076	31,992
Intangible assets	15,572	15,271
Reinsurance recoverables	818	4,783
Separate and variable accounts	1,225	32,264
Other assets	70,893	81,364
Assets of discontinued operations held for sale	95,078	—

Total assets	$1,489,891	$1,484,101

Liabilities
Non-interest-bearing deposits in U.S. offices	$32,840	$31,533
Interest-bearing deposits in U.S. offices	166,141	161,113
Non-interest-bearing deposits in offices outside the U.S.	29,930	28,379
Interest-bearing deposits in offices outside the U.S.	339,963	341,056

Total deposits	568,874	562,081
Federal funds purchased and securities loaned or sold under agreements to repurchase	217,599	209,555
Brokerage payables	52,088	50,208
Trading account liabilities	120,511	135,487
Contractholder funds and separate and variable accounts	1,621	68,801
Insurance policy and claims reserves	4,994	19,177
Investment banking and brokerage borrowings	30,433	25,799
Short-term borrowings	32,271	30,968
Long-term debt	207,935	207,910
Other liabilities	56,656	64,824
Liabilities of discontinued operations held for sale	86,373	—
Total liabilities	$1,379,355	$1,374,810
Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	1,125	1,125
Common stock ($.01 par value; authorized shares: 15 billion), issued shares—5,477,416,086 at March 31, 2005 and at December 31, 2004	55	55
Additional paid-in capital	19,884	18,851
Retained earnings	105,269	102,154
Treasury stock, at cost: March 31, 2005—275,239,739 shares and December 31, 2004—282,773,501 shares	(10,475)	(10,644)
Accumulated other changes in equity from nonowner sources	(1,681)	(304)
Unearned compensation	(3,641)	(1,946)

Total stockholders' equity	110,536	109,291

Total liabilities and stockholders' equity	$1,489,891	$1,484,101

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31,
In millions of dollars, except shares in thousands
	2004	2003
Preferred stock at aggregate liquidation value
Balance, beginning of period	$1,125	$1,125
Redemption or retirement of preferred stock	—	—

Balance, end of period	1,125	1,125

Common stock and additional paid-in capital
Balance, beginning of period	18,906	17,586
Employee benefit plans	1,033	876

Balance, end of period	19,939	18,462

Retained earnings
Balance, beginning of period	102,154	93,483
Net income	5,441	5,273
Common dividends(1)	(2,309)	(2,080)
Preferred dividends	(17)	(17)

Balance, end of period	105,269	96,659

Treasury stock, at cost
Balance, beginning of period	(10,644)	(11,524)
Issuance of shares pursuant to employee benefit plans	1,075	858
Treasury stock acquired	(906)	(22)
Shares purchased from employee pension fund	—	(502)
Other(2)	—	(252)

Balance, end of period	(10,475)	(11,442)

Accumulated other changes in equity from nonowner sources
Balance, beginning of period	(304)	(806)
Net change in unrealized gains and losses on investment securities, net of tax	(885)	869
Net change for cash flow hedges, net of tax	164	(197)
Net change in foreign currency translation adjustment, net of tax	(656)	12

Balance, end of period	(1,681)	(122)

Unearned compensation
Balance, beginning of period	(1,946)	(1,850)
Net issuance of restricted and deferred stock	(1,695)	(948)

Balance, end of period	(3,641)	(2,798)

Total common stockholders' equity (shares outstanding: 5,202,176 in 2005 and 5,171,484 in 2004)	109,411	100,759

Total stockholders' equity	$110,536	$101,884

Summary of changes in equity from nonowner sources
Net income	$5,441	$5,273
Other changes in equity from nonowner sources, net of tax	(1,377)	684

Total changes in equity from nonowner sources	$4,064	$5,957

(1)
Common dividends declared were 44 cents per share in the first quarter of 2005 and 40 cents per share in the first quarter of 2004.

(2)
Primarily represents shares redeemed from a legacy employee plan trust.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In millions of dollars
	2005	2004
Cash flows from operating activities of continuing operations
Net income	$5,441	$5,273
Income from discontinued operations, net of tax	273	249

Income from continuing operations	$5,168	$5,024
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities
Amortization of deferred policy acquisition costs and present value of future profits	74	148
Additions to deferred policy acquisition costs	(113)	(292)
Depreciation and amortization	536	408
Provision for credit losses	1,813	2,230
Change in trading account assets	5,831	3,092
Change in trading account liabilities	(14,349)	5,207
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(1,360)	(11,915)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	8,062	(1,413)
Change in brokerage receivables net of brokerage payables	406	(8,742)
Change in insurance policy and claims reserves	(43)	393
Net realized gains from sales of investments	(243)	(138)
Venture capital activity	(540)	91
Restructuring-related items	—	(3)
Other, net	(1,557)	(1,894)

Total adjustments	(1,483)	(12,828)

Net cash provided by (used in) operating activities from continuing operations	3,685	(7,804)

Cash flows from investing activities
Change in deposits at interest with banks	(5,078)	(3,327)
Change in loans	(6,384)	(9,052)
Proceeds from sales of loans	3,716	3,748
Purchases of investments	(44,096)	(67,384)
Proceeds from sales of investments	21,247	36,873
Proceeds from maturities of investments	17,926	13,992
Other investments, primarily short-term, net	(650)	(2,772)
Capital expenditures on premises and equipment	(924)	(318)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	5,069	681
Business acquisitions	(602)	(1,113)

Net cash used in investing activities	(9,776)	(28,672)

Cash flows from financing activities
Dividends paid	(2,326)	(2,097)
Issuance of common stock	279	379
Treasury stock acquired	(906)	(524)
Stock tendered for payment of withholding taxes	(489)	(429)
Issuance of long-term debt	14,133	20,291
Payments and redemptions of long-term debt	(12,370)	(13,164)
Change in deposits	4,191	25,174
Change in short-term borrowings and investment banking and brokerage borrowings	5,937	8,235
Contractholder fund deposits	84	2,015
Contractholder fund withdrawals	(134)	(1,434)

Net cash provided by financing activities	8,399	38,446

Effect of exchange rate changes on cash and cash equivalents	(142)	(15)

Change in cash and due from banks	2,166	1,955
Cash and due from banks at beginning of period	23,556	21,149
Beginning cash of discontinued operations	(102)	—

Cash and due from banks at end of period from continuing operations	$25,620	$23,104

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$679	$388
Cash paid during the period for interest	$6,970	$3,845
Non-cash investing activities
Transfers to repossessed assets	$427	$243

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements as of March 31, 2005 and for the three-month period ended March 31, 2005 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2004 Annual Report on Form 10-K.

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

2.     Accounting Changes

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

        During the first quarter of 2005, Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3), was adopted for loan acquisitions. SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for all loans acquired in a transfer that have evidence of deterioration in credit quality since origination, when it is probable that the investor will be unable to collect all contractual cash flows. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

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

Future Application of Accounting Standards

Stock-Based Compensation

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payment based on the instruments' fair value. SFAS 123-R as issued is effective for interim and annual reporting periods beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance date for SFAS 123-R. The SEC's new rule allows companies to implement SFAS 123-R at the start of their fiscal year beginning after June 15, 2005. Thus, the Company will adopt SFAS 123-R on January 1, 2006 by using the modified prospective approach, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period. The portion of these options' fair value attributable to vested awards prior to the adoption of SFAS 123-R is never recognized. For unvested stock-based awards granted before January 1, 2003 ("APB 25 awards"), the Company will expense the fair value of the awards as at the grant date over the remaining vesting period. The impact of recognizing compensation expense for the unvested APB 25 awards will be immaterial to Citigroup's 2006 consolidated results. The Company continues to evaluate other aspects of adopting SFAS 123-R.

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

        The FASB will be issuing implementation guidance related to this topic. Once issued, Citigroup will evaluate the impact of adopting EITF 03-1. The disclosures required by EITF 03-1 are included in Note 6 to the Consolidated Financial Statements.

3.     Business Developments and Combinations

Acquisition of First American Bank

        On March 31, 2005, Citigroup completed its acquisition of First American Bank in Texas (FAB). The transaction will establish Citigroup's retail branch presence in Texas, giving Citigroup 106 branches, $4.2 billion in assets and approximately 120,000 new customers in the state.

Divestiture of CitiCapital's Transportation Finance Business

        On November 22, 2004, the Company reached an agreement to sell CitiCapital's Transportation Finance Business based in Dallas and Toronto to GE Commercial Finance for total cash consideration of approximately $4.6 billion. The sale, which was completed on January 31, 2005, resulted in an after-tax gain of $111 million.

Sale of Samba Financial Group

        On June 15, 2004, the Company sold, for cash, its 20% equity investment in The Samba Financial Group (Samba), formerly known as the Saudi American Bank, to the Public Investment Fund, a Saudi public sector entity. Citigroup recognized an after-tax gain of $756 million ($1.168 billion pretax) on the sale during the 2004 second quarter. The gain was recognized equally between Global Consumer and CIB.

Acquisition of KorAm Bank

        On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total Citigroup has acquired 99.9% of KorAm's outstanding shares for a total of KRW 3.14 trillion ($2.7 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

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

Goodwill and Intangible Assets

        During the first quarters of 2005 and 2004 no goodwill was impaired or written off. During the first quarter of 2005, the Company recorded goodwill of approximately $606 million, approximately $87 million of core deposit intangibles, and approximately $1 million of purchased credit card relationship intangibles, in connection with the acquisition of FAB. The acquired core deposit intangible assets are being amortized over fifteen years. Intangible assets amortization expense was $451 million and $320 million for the three months ended March 31, 2005 and 2004, respectively.

        At December 31, 2004, the Company's Consolidated Balance Sheet included goodwill totaling approximately $291 million and intangibles totaling approximately $91 million, relating to Life Insurance & Annuities and the Argentine pension business. Accordingly, at March 31, 2005, goodwill totaling approximately $292 million and intangibles totaling approximately $90 million, associated with these businesses, are included in Citigroup's Consolidated Balance Sheet as assets of discontinued operations held for sale.

4.     Discontinued Operations

        On January 31, 2005, the Company announced an agreement for the sale of Citigroup's Travelers Life & Annuity, and substantially all of Citigroup's international insurance businesses, to MetLife, Inc. (MetLife) for $11.5 billion, subject to closing adjustments. The businesses being sold were the primary vehicles through which Citigroup engaged in the Life Insurance and Annuities business.

        The transaction has been approved by the Boards of Directors of both companies. Under the terms of the transaction, Citigroup will receive up to $3.0 billion in MetLife equity securities and the balance in cash, which will result in an after-tax gain of approximately $2.0 billion, subject to closing adjustments.

        The transaction encompasses Travelers Life & Annuity's U.S. businesses and its international operations other than Citigroup's life business in Mexico (which is now included within Retail Banking). International operations include wholly owned insurance companies in the United Kingdom, Belgium, Australia, Brazil, Argentina, and Poland; joint ventures in Japan and Hong Kong; and offices in China. The sale transaction also includes Citigroup's Argentine pension business. (The transaction described in the preceding three paragraphs is referred to herein as the Sale of the Life Insurance & Annuities Business).

        In connection with the transaction, Citigroup and MetLife have entered into ten-year agreements under which Travelers Life & Annuity products will be made available through certain Citigroup distribution channels, subject to appropriate suitability and other standards. In addition, MetLife products will be added to these distribution channels. For the first three months of 2005 and 2004, intercompany commission fees paid by Travelers Life & Annuity to Citigroup affiliates for distribution services totaled $115 million and $105 million, respectively.

        Also included in the sales agreement between Citigroup and MetLife are provisions related to transitional services that will be provided for a period of 24 to 30 months. These transitional service agreements may be terminated or extended. The costs associated with these agreements are not considered to be significant.

        The transaction is subject to certain domestic and international regulatory approvals, as well as other customary conditions to closing, and is expected to close during the 2005 third quarter.

        The businesses being acquired by MetLife generated total revenues of $1.4 billion and $1.2 billion and net income of $273 million and $249 million, respectively, for the three months ended March 31, 2005 and 2004. The businesses had total assets of $95 billion at March 31, 2005.

        Results for all of the businesses included in the Sale of the Life Insurance & Annuities Business are recorded separately as discontinued operations for all periods presented. The assets and liabilities of the businesses being sold are included in Assets of discontinued operations held for sale and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheet.

        Summarized financial information for discontinued operations was as follows:

	Three Months Ended March 31,
In millions of dollars
	2005	2004
Total revenues, net of interest expense	$1,362	$1,206

Income from discontinued operations	$397	$335
Provision for income taxes	124	86

Income from discontinued operations, net	$273	$249

        The following is a summary of the assets and liabilities of discontinued operations held for sale as of March 31, 2005:

In millions of dollars	March 31, 2005
Assets
Cash and due from banks	$264
Investments	49,329
Reinsurance recoverables	4,076
Separate and variable accounts	31,052
Other assets	10,357

Total assets	$95,078

Liabilities
Federal funds purchased and securities loaned or sold under repurchase agreements	$2,063
Contractholder funds and separate and variable accounts	66,699
Insurance policy and claims reserves	14,358
Other liabilities	3,253

Total liabilities	$86,373

5.     Business Segment Information

        The following table presents certain information regarding the Company's continuing operations by segment:

	Total Revenues, Net of Interest Expense		Provision for Income Taxes		Income (Loss) from Continuing Operations(1)		Identifiable Assets
	First Quarter
In millions of dollars, except identifiable assets in billions							Mar. 31 2005(3)	Dec. 31, 2004(2)(4)
	2005	2004(2)	2005	2004(2)	2005	2004(2)
Global Consumer	$12,054	$11,573	$1,312	$1,194	$2,819	$2,588	$525	$529
Corporate and Investment Banking	6,034	5,471	734	789	1,679	1,707	773	763
Global Wealth Management	2,170	2,302	179	229	317	410	61	61
Asset Management	413	461	36	57	79	105	6	5
Alternative Investments	866	180	267	30	362	26	10	9
Corporate/Other	(4)	295	(12)	13	(88)	188	20	117

Total	$21,533	$20,282	$2,516	$2,312	$5,168	$5,024	$1,395	$1,484

(1)
Results in the 2005 and 2004 first quarters include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.1 billion and $2.5 billion, respectively, in Corporate and Investment Banking of ($56) million and ($60) million, respectively, and in Global Wealth Management of ($16) million and $4 million, respectively. The 2004 first quarter reflects a pretax provision for benefits, claims, and credit losses in Alternative Investments of $1 million.

(2)
Reclassified to conform with the current period's presentation.

(3)
Identifiable assets excludes $95 billion of Assets of discontinued operations held for sale at March 31, 2005.

(4)
Corporate/Other includes assets at December 31, 2004 that were part of the Company's January 31, 2005 announced agreement for the Sale of the Life Insurance and Annuities Business.

6.     Investments

In millions of dollars	March 31, 2005	December 31, 2004
Fixed maturities, substantially all available-for-sale at fair value	$196,857	$194,088
Equity securities(1)	10,395	10,114
Venture capital, at fair value	4,346	3,806
Short-term and other	5,320	5,235

Total investments including discontinued operations	216,918	213,243

Investments related to discontinued operations(2)(3)	49,329	—

Total investments	$167,589	$213,243

(1)
Includes non-marketable equity securities carried at cost of $6,573 million and $6,167 million at March 31, 2005 and December 31, 2004, respectively, which are reported in both the amortized cost and fair value columns.

(2)
These investments are included on the Consolidated Balance Sheet as Assets of discontinued operations held for sale.

(3)
Primarily consists of Fixed maturities (predominantly U.S. corporates).

        The amortized cost and fair value of investments in fixed maturities and equity securities at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005				December 31, 2004(1)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities held to maturity(2)	$93	$—	$—	$93	$94	$94

Fixed maturity securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. Federal agencies	$21,097	$282	$212	$21,167	$20,662	$21,008
U.S. Treasury and Federal agencies	35,183	132	537	34,778	33,791	33,616
State and municipal	9,477	536	45	9,968	8,897	9,482
Foreign government	66,211	330	349	66,192	65,538	65,970
U.S. corporate	40,690	1,578	445	41,823	38,921	40,408
Other debt securities	22,538	394	96	22,836	23,010	23,510

	195,196	3,252	1,684	196,764	190,819	193,994

Total fixed maturities	$195,289	$3,252	$1,684	$196,857	$190,913	$194,088

Equity securities(3)	$9,505	$899	$9	$10,395	$9,260	$10,114

(1)
At December 31, 2004, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $5.003 billion and $974 million, respectively.

(2)
Recorded at amortized cost.

(3)
Includes non-marketable equity securities carried at cost of $6,573 million and $6,167 million at March 31, 2005 and December 31, 2004, respectively, which are reported in both the amortized cost and fair value columns.

        The following table presents venture capital investment gains and losses:

	Three Months Ended March 31,
In millions of dollars
	2005	2004
Net realized investment gains (losses)	$34	$(12)
Gross unrealized gains	674	146
Gross unrealized (losses)	(86)	(159)

Net realized and unrealized gains (losses)	$622	$(25)

7.     Trading Account Assets and Liabilities

        Trading account assets and liabilities at market value consisted of the following:

In millions of dollars	March 31, 2005	December 31, 2004
Trading account assets
U.S. Treasury and Federal agency securities	$38,551	$38,506
State and municipal securities	12,532	12,430
Foreign government securities	25,923	27,556
Corporate and other debt securities	59,939	56,924
Derivatives(1)	47,233	57,484
Equity securities	58,492	58,260
Mortgage loans and collateralized mortgage securities	17,014	15,678
Other	14,262	13,329

Total trading account assets including discontinued operations	273,946	280,167
Trading account assets related to discontinued operations	1,105	—

Total trading account assets	$272,841	$280,167

Trading account liabilities
Securities sold, not yet purchased	$68,696	$71,001
Derivative and other contractual commitments(1)	52,157	64,486

Total trading account liabilities including discontinued operations	120,853	135,487
Trading account liabilities related to discontinued operations	342	—

Total trading account liabilities	$120,511	$135,487

(1)
Net of master netting agreements.

8.     Debt

        Investment banking and brokerage borrowings consisted of the following:

In millions of dollars	March 31, 2005	December 31, 2004
Commercial paper	$21,202	$17,368
Bank borrowings	1,677	1,427
Other	7,554	7,004

Total investment banking and brokerage borrowings	$30,433	$25,799

        Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

In millions of dollars	March 31, 2005	December 31, 2004
Commercial paper
Citigroup Inc.	$604	$—
Citicorp and Subsidiaries	12,143	8,270

	12,747	8,270
Other short-term borrowings	19,524	22,698

Total short-term borrowings	$32,271	$30,968

        Long-term debt, including its current portion, consisted of the following:

In millions of dollars	March 31, 2005	December 31, 2004
Citigroup Inc.	$88,988	$87,913
Citicorp and Subsidiaries	71,897	73,827
Citigroup Global Markets Holdings Inc.	46,372	45,237
Travelers Insurance Company	—	5
Other	678	928

Total long-term debt	$207,935	$207,910

        Long-term debt at March 31, 2005 and December 31, 2004 includes $6,537 million and $6,397 million, respectively, of junior subordinated debt.

9.     Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-month period ended March 31, 2005 are as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Changes in Equity frome Nonowner Sources
Balance, December 31, 2004	$2,633	$(3,110)	$173	$(304)
Decrease in unrealized gains on investment securities, net of tax(1)	(705)	—	—	(705)
Less: Reclassification adjustment for gains included in net income, net of tax (1)	(180)	—	—	(180)
Foreign currency translation adjustment, net of tax (2)	—	(656)	—	(656)
Cash flow hedges, net of tax	—	—	164	164

Current period change	(885)	(656)	164	(1,377)

Balance, March 31, 2005	$1,748	$(3,766)	$337	$(1,681)

(1)
Primarily due to an increase in market interest rates of fixed maturity securities, partially offset by realized gains resulting from the sale of securities.

(2)
Reflects, among other items, the movements in the Japanese yen, Polish zloty, British pound, Mexican peso and the euro against the U.S. dollar and changes in related tax effects.

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

        The following table summarizes certain information related to the Company's hedging activities for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
In millions of dollars
	2005	2004(1)
Fair Value Hedges:
Hedge ineffectiveness recognized in earnings	$8	$(70)
Net gain (loss) excluded from assessment of effectiveness(2)	(270)	164
Cash Flow Hedges:
Hedge ineffectiveness recognized in earnings	(4)	3
Net gain excluded from assessment of effectiveness(2)	1	2
Net Investment Hedges:
Net gain (loss) included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$243	$(118)

(1)
Reclassified to conform to the current period's presentation.

(2)
Represents the portion of derivative gain (loss).

        The accumulated other changes in equity from nonowner sources from cash flow hedges for the three months ended March 31, 2005 and 2004 can be summarized as follows (after-tax):

In millions of dollars	2005	2004
Balance at January 1,	$173	$751
Net gain (loss) from cash flow hedges	187	(24)
Net amounts reclassified to earnings	(23)	(173)

Balance at March 31,	$337	$554

11.   Earnings Per Share

        The following reflects the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
In millions, except per share amounts
	2005	2004
Income from continuing operations	$5,168	$5,024
Discontinued operations	273	249
Preferred dividends	(17)	(17)

Income available to common stockholders for basic EPS	5,424	5,256
Effect of dilutive securities	—	—

Income available to common stockholders for diluted EPS	$5,424	$5,256

Weighted average common shares outstanding applicable to basic EPS	5,133.3	5,095.6
Effect of dilutive securities:
Options	39.8	56.6
Restricted and deferred stock	52.9	50.9

Adjusted weighted average common shares outstanding applicable to diluted EPS	5,226.0	5,203.1

Basic earnings per share
Income from continuing operations, net	$1.00	$0.98
Discontinued operations	0.06	0.05

Net income	$1.06	$1.03

Diluted earnings per share
Income from continuing operations	$0.99	$0.96
Discontinued operations, net	0.05	0.05

Net income	$1.04	$1.01

12.   Securitizations and Variable Interest Entities

Securitization Activities

        Citigroup and its subsidiaries securitize primarily credit card receivables and mortgages. Other types of assets securitized include corporate debt securities and student loans.

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

        The Company provides a wide range of mortgage products to a diverse customer base. In connection with these loans, the servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchaser of the securities issued by the trust.

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

        The following tables summarize certain cash flows received from and paid to securitization trusts during the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005
In billions of dollars	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$4.5	$15.5	$6.3
Proceeds from collections reinvested in new receivables	44.3	0.1	—
Servicing fees received	0.5	0.2	—
Cash flows received on retained interests and other net cash flows	1.6	—	—

	Three Months Ended March 31, 2004
In billions of dollars	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$2.8	$13.7	$4.7
Proceeds from collections reinvested in new receivables	38.4	—	—
Servicing fees received	0.4	0.1	—
Cash flows received on retained interests and other net cash flows	1.2	—	—

(1)
Other includes corporate debt securities, and other financial assets.

        The Company recognized gains on securitizations of mortgages of $86 million and $93 million for the three-month periods ended March 31, 2005 and 2004, respectively. In the first quarter of 2005, the Company recorded gains of $258 million related to the securitization of credit card receivables. No such gains were recorded during the first quarter of 2004. No gains were recognized on the securitization of other assets during the first three months of 2005 or 2004.

        Key assumptions used for credit cards, mortgages and other assets during the three months ended March 31, 2005 and 2004 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Credit Cards	Mortgages and Other(1)	Credit Cards	Mortgages and Other(1)
Discount rate	13.6% to 15.6%	2.8% to 98.6%	10.0%	0.4% to 81.0%
Constant prepayment rate(2)	13.7% to 17.5%	7.0% to 46.4%	15.0% to 17.5%	7.7% to 48.0%
Anticipated net credit losses	5.3% to 6.2%	0.0% to 80.0%	5.6% to 10.0%	0.0% to 80.0%

(1)
Other includes corporate debt securities and other assets.

(2)
For credit card assumptions, the constant prepayment rates of 13.7% and 15.0%, for the three months ended March 31, 2005 and 2004, respectively, are associated with the private label securitized receivables, and the rate of 17.5% for the three months ended March 31, 2005 and 2004 is associated with the bank card securitized receivables.

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

        At March 31, 2005, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

Key assumptions at March 31, 2005:	Discount Rate	Constant Prepayment Rate(1)	Anticipated Net Credit Losses
Credit cards	10.0% to 15.6%	13.7% to 17.5%	4.8% to 6.2%
Mortgages and other	2.8% to 98.6%	7.0% to 46.4%	0.0% to 80.0%

(1)
For credit card assumptions, the constant prepayment rate of 13.7% is associated with the private label securitized receivables, and the rate of 17.5% is associated with the bank card securitized receivables.

In millions of dollars	March 31, 2005
Carrying value of retained interests	$10,559

Discount rate
+10%	$(158)
+20%	$(309)

Constant prepayment rate
+10%	$(354)
+20%	$(668)

Anticipated net credit losses
+10%	$(239)
+20%	$(464)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at March 31, 2005 and December 31, 2004, and credit losses, net of recoveries, for the three-month periods ended March 31, 2005 and 2004.

Credit Card Receivables

In billions of dollars	March 31, 2005	December 31, 2004
Principal amounts, at period end:
Total managed	$158.3	$165.7
Securitized amounts	(87.7)	(85.3)
Loans held for sale	(0.6)	(2.5)

On-balance sheet	$70.0	$77.9

In millions of dollars
Delinquencies, at period end:
Total managed	$2,753	$2,944
Securitized amounts	(1,296)	(1,296)
Loans held for sale	(10)	(32)

On-balance sheet	$1,447	$1,616

	Three Months Ended March 31,
In millions of dollars
	2005	2004
Credit losses, net of recoveries:
Total managed	$2,081	$2,554
Securitized amounts	(1,162)	(1,325)
Loans held for sale	(4)	—

On-balance sheet	$915	$1,229

Servicing Rights

        The fair value of capitalized mortgage loan servicing rights was $4.2 billion, $4.1 billion and $1.9 billion at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

	Three Months Ended March 31,
In millions of dollars
	2005	2004
Balance, beginning of period	$4,149	$1,980
Originations	172	131
Purchases	—	200
Amortization	(196)	(96)
Gain (loss) on change in MSR value(1)	59	(217)
Provision for impairment(2)(3)	6	(94)

Balance, end of period	$4,190	$1,904

(1)
The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with SFAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value. A recovery of the MSR impairment is recorded when the fair value of the MSRs exceeds their carrying value, but it is limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $1.274 billion and $1.280 billion at March 31, 2005 and December 31, 2004, respectively, and $859 million and $765 million at March 31, 2004 and December 31, 2003, respectively. The provision for impairment of MSRs impacts the Consumer segment and is included in Other revenue on the Consolidated Statement of Income.

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

Variable Interest Entities

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	March 31, 2005(1)	December 31, 2004
Cash	$0.9	$0.4
Trading account assets	18.6	16.8
Investments	4.8	6.6
Loans	10.0	10.7
Other assets	1.0	1.1

Total assets of consolidated VIEs	$35.3	$35.6

(1)
Included in the consolidated VIE assets at March 31, 2005 and December 31, 2004 are approximately $379 million and $397 million, respectively, of structured transactions related to the Life Insurance & Annuities Business. These assets are reflected in Citigroup's Consolidated Balance Sheet as Assets of discontinued operations held for sale.

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $1.6 billion related to VIEs newly-consolidated as a result of adopting FIN46-R as of January 1, 2004 and $2.1 billion related to VIEs newly consolidated as a result of adopting FIN 46 at July 1, 2003. Of the $35.3 billion and $35.6 billion of total assets of VIEs consolidated by the Company at March 31, 2005 and December 31, 2004, respectively, $29.2 billion and $28.1 billion, respectively, represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients, $3.6 billion and $4.8 billion, respectively, represent investment vehicles that were established to provide a return to the investors in the vehicles, and $2.5 billion and $2.7 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates.

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

        In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third-party investors through trust vehicles as a source of funding and regulatory capital. In accordance with FIN 46-R, the Company deconsolidated the preferred securities trusts with assets of $6.1 billion during the first quarter of 2004. The Company's liabilities to these trusts are included in long-term debt at March 31, 2005 and December 31, 2004.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. Generally, the Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes such that one third party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At March 31, 2005 and December 31, 2004, total assets in unconsolidated conduits were $63.4 billion and $54.2 billion, respectively. One conduit with assets of $412 million and $656 million is consolidated at March 31, 2005 and December 31, 2004, respectively.

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

        In addition to the conduits discussed above, the total assets of unconsolidated VIEs where the Company has significant involvement are $153.0 billion and $145.9 billion at March 31, 2005 and December 31, 2004, respectively, including $14.9 billion and $17.7 billion in investment-related transactions, $5.1 billion and $2.2 billion in mortgage-related transactions, $20.7 billion and $17.6 billion in CDO-type transactions, $6.5 billion and $6.4 billion in trust preferred securities, and $105.8 billion and $102.0 billion in structured finance and other transactions.

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $89.6 billion at March 31, 2005. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 14 to the Consolidated Financial Statements.

13.   Retirement Benefits

        The Company has several non-contributory defined benefit pension plans covering substantially all U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. For information on the Company's Retirement Benefit Plans and Pension Assumptions, see Citigroup's 2004 Annual Report on Form 10-K.

        The following table summarizes the components of the net expense recognized in the Consolidated Statement of Income for the three months ended March 31, 2005 and 2004.

Net Expense

	Three Months Ended March 31,
	Pension Plans				Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
In millions of dollars
	2005	2004	2005	2004	2005	2004
Benefits earned during the period	$67	$61	$41	$32	$1	$1
Interest cost on benefit obligation	150	147	60	52	15	18
Expected return on plan assets	(202)	(175)	(70)	(58)	(3)	(4)
Amortization of unrecognized:
Net transition obligation	—	—	1	1	—	—
Prior service cost	(6)	(6)	—	—	(1)	(1)
Net actuarial loss	36	25	14	12	3	4

Net expense	$45	$52	$46	$39	$15	$18

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $11 million and $12 million for the three months ended March 31, 2005 and 2004, respectively.

(2)
For plans outside the U.S., net postretirement benefit expense was $4 million and $7 million for the three months ended March 31, 2005 and 2004, respectively.

Employer Contributions

        Citigroup's funding policy for U.S. plans and non-U.S. plans is generally to fund to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under ERISA, if appropriate to its tax and cash position and the plan's funded position. At March 31, 2005 and December 31, 2004, there were no minimum required contributions and no discretionary or non-cash contributions are currently planned for the U.S. plans. For the non-U.S. plans, the Company contributed $26 million as of March 31, 2005. Citigroup presently anticipates contributing an additional $168 million to fund its non-U.S. plans in 2005 for a total of $194 million.

14.   Guarantees

Obligations under Guarantees

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The tables below summarize at March 31, 2005 and December 31, 2004 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at March 31, 2005 and December 31, 2004:

	March 31, 2005
	Maximum Potential of Future Payments
In billions of dollars at March 31, 2005, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
Financial standby letters of credit	$28.1	$21.3	$49.4	$154.4
Performance guarantees	5.3	3.6	8.9	21.7
Derivative instruments	26.1	331.7	357.8	14,131.8
Guarantees of collection of contractual cash flows(1)	—	0.1	0.1	—
Loans sold with recourse	—	1.3	1.3	56.7
Securities lending indemnifications(1)	68.0	—	68.0	—
Credit card merchant processing(1)	27.1	—	27.1	—
Custody indemnifications(1)	—	18.4	18.4	—

Total	$154.6	$376.4	$531.0	$14,364.6

	December 31, 2004
	Maximum Potential of Future Payments
In billions of dollars at December 31, 2004, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
Financial standby letters of credit	$34.4	$11.4	$45.8	$199.4
Performance guarantees	5.0	4.1	9.1	16.4
Derivative instruments	23.8	291.3	315.1	15,129.0
Guarantees of collection of contractual cash flows(1)	—	0.2	0.2	—
Loans sold with recourse	—	1.2	1.2	42.6
Securities lending indemnifications(1)	60.5	—	60.5	—
Credit card merchant processing(1)	29.7	—	29.7	—
Custody indemnifications(1)	—	18.8	18.8	—

Total	$153.4	$327.0	$480.4	$15,387.4

(1)
The carrying values of collection of contractual cash flows, securities lending indemnifications, credit card merchant processing and custody indemnifications are not material as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant and the carrying amount of the Company's obligations under these guarantees is immaterial.

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

        At March 31, 2005 and December 31, 2004, the Company's maximum potential amount of future payments under these guarantees was approximately $531.0 billion and $480.4 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse, and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

        Citigroup's primary credit card business is the issuance of credit cards to individuals. The Company also provides processing services to various merchants, processing credit card transactions on their behalf and managing the merchant's cash flow related to their credit card activity. In connection with these services, a contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor and generally extends between three and six months after the date the transaction is processed or the receipt of the product or service, depending on industry practice or statutory requirements. In this situation, the transaction is "charged back" to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder. The risk of loss is mitigated as the cash flows between the Company and the merchant are settled on a net basis and the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, Citigroup may require the merchant to make an escrow deposit, delay settlement, include event triggers to provide the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). At March 31, 2005 and December 31, 2004, the Company held as collateral approximately $8 million and $6 million, respectively, of merchant escrow deposits and also had $102.8 million and $68 million, respectively, payable to merchants, which the Company has the right to set off against amounts due from the individual merchants.

        The Company's maximum potential liability for this contingent merchant processing liability is estimated to be the total volume of credit card transactions that meet the associations' requirements to be valid chargeback transactions at any given time. At March 31, 2005 and December 31, 2004, this maximum potential exposure was estimated to be $27.1 billion and $29.7 billion, respectively. However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its liability related to merchant processing based on the extent and nature of unresolved chargebacks and its historical loss experience. At March 31, 2005, the estimated losses incurred and the carrying amount of the Company's obligations related to merchant processing activities was immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during the first quarters of 2005 and 2004. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At March 31, 2005, the estimated losses incurred and the carrying value of the Company's obligations related to these programs are immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2005 and December 31, 2004, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2005 or December 31, 2004 for potential obligations that could arise from the Company's involvement with VTN associations.

        At March 31, 2005 and December 31, 2004, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $14.4 billion and $15.4 billion. The carrying value of derivative instruments is included in either trading liabilities or other liabilities depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. The carrying value of the guarantees of contractual cash flows are offset against the receivables from the credit card trusts. For loans sold with recourse the carrying value of the liability is included in other liabilities. In addition, at March 31, 2005 and December 31, 2004, other liabilities includes an allowance for credit losses of $600 million relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $51.2 billion and $43.3 billion at March 31, 2005 and December 31, 2004, respectively. Securities and other marketable assets held as collateral amounted to $30.3 billion and $31.6 billion and letters of credit in favor of the Company held as collateral amounted to $541 million and $635 million at March 31, 2005 and December 31, 2004, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

15.   Contingencies

        As described in the "Legal Proceedings" discussion on page 85, the Company is a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

  (i)
  underwritings for, and research coverage of, WorldCom;

  (ii)
  underwritings for Enron and other transactions and activities related to Enron and Dynegy;

  (iii)
  transactions and activities related to research coverage of companies other than WorldCom; and

  (iv)
  transactions and activities related to securities sold in initial public offerings.

        During the 2004 second quarter, in connection with the settlement of the WorldCom class action, the Company reevaluated and increased its reserves for these matters. The Company recorded a charge of $7.915 billion ($4.95 billion after-tax) relating to (i) the settlement of class action litigation brought on behalf of purchasers of WorldCom securities, and (ii) an increase in litigation reserves for the other matters described above. Subject to the terms of the WorldCom class action settlement, and its eventual approval by the courts, the Company will make a payment of $2.575 billion, or $1.59 billion after-tax, to the WorldCom settlement class. As of March 31, 2005, the Company's litigation reserve for these matters, net of the amount to be paid upon final approval of the WorldCom class action settlement, was $6.64 billion on a pretax basis.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Enron Corp.

        In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with the NEWBY action. The four cases are OCM OPPORTUNITIES FUND III, L.P., et al. v. CITIGROUP INC., et al.; PACIFIC INVESTMENT MANAGEMENT CO. LLC, et al. v. CITIGROUP INC., et al.; AUSA LIFE INSURANCE v. CITIGROUP INC., et al. and PRINCIPAL GLOBAL INVESTORS v. CITIGROUP INC., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

Dynegy Inc.

        The court had previously denied lead plaintiff's motion for leave to amend; no appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom, Inc.

        The District Court approved the settlement of the IN RE TARGETS SECURITIES LITIGATION on April 22, 2005.

Global Crossing

        The plaintiffs and the Citigroup Related Defendants have entered into a definitive settlement agreement in the IN RE GLOBAL CROSSING, LTD SECURITIES LITIGATION; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

Research

        Two putative class actions against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research have been dismissed by United States District Courts, the dismissals of which were affirmed by the United States Court of Appeals for the Third and Ninth Circuits, respectively. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their petition for a writ of certiorari, which CGMI opposed, is pending before that court.

Parmalat

        On February 28, 2005, the Court granted in part and denied in part defendants' motion to dismiss the New Jersey action. Defendants filed an answer and counterclaims on March 17, 2005, alleging causes of action for fraud, negligent misrepresentation, conversion and breach of warranty. On April 21, 2005, plaintiff/counterclaim defendant filed a motion to dismiss the counterclaims. That motion remains pending.

Foreign Currency Conversion

        On March 9, 2005, the United States District Court for the Southern District of New York granted in part and denied in part defendants' motions for reconsideration of certain aspects of the October 15, 2004 rulings. Among other things, the Court narrowed the antitrust classes to certain VISA-branded or MasterCard-branded cardholders of Citibank (South Dakota) and J.P. Morgan Chase & Co., and declined to certify a Diners Club subclass. Plaintiffs have since filed a motion asking the Court to reconsider portions of its March 9, 2005 rulings.

Mutual Funds

        The Company entered into a settlement with the SEC with respect to revenue sharing and sales of classes of funds.

Investigations of Euro Zone Government Bonds Trade

        The German prosecutors have declined to take any actions against the employees in connection with this matter.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c)   Share Repurchases

        Under its long-standing repurchase program, the Company buys back common shares in the market or otherwise from time to time, primarily to provide shares for use under its equity compensation plans.

        The following table summarizes the Company's share repurchases during the first three months of 2005:

In millions, except per share amounts	Total Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
January 2005
Open market repurchases(1)	—	—	$2,206
Employee transactions(2)	2.2	$48.12	N/A
February 2005
Open market repurchases	8.1	$49.00	$1,810
Employee transactions	7.7	$49.35	N/A
March 2005
Open market repurchases	10.9	$46.66	$1,300
Employee transactions	0.3	$48.38	N/A

First quarter 2005
Open market repurchases	19.0	$47.65	$1,300
Employee transactions	10.2	$49.06	N/A

Total first quarter 2005(1)	29.2	$48.15	$1,300

(1)
All repurchases were transacted under an existing authorized share repurchase plan that was publicly announced on July 17, 2002. All 2005 first quarter repurchases were conducted under this authorization. On April 14, 2005, the Board of Directors authorized up to an additional $15 billion in share repurchases.

(2)
Consists of shares added to treasury stock related to activity on employee stock option plan reload exercises, where the employee delivers existing shares to cover the reload option exercise, or under the Company's employee Restricted Stock Program, where employees utilize certain shares that have vested to satisfy tax requirements.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Citigroup's Annual Meeting of Stockholders was held on April 19, 2005. At the meeting:

  (1)
  17 persons were elected to serve as directors of Citigroup, with one person's term scheduled to commence in July 2005;

  (2)
  the selection of KPMG LLP to serve as the independent registered public accounting firm of Citigroup for 2005 was ratified;

  (3)
  the Amended and Restated Citigroup 1999 Stock Incentive Plan was approved;

  (4)
  a stockholder proposal regarding executive compensation was defeated;

  (5)
  a stockholder proposal regarding political contributions was defeated;

  (6)
  a stockholder proposal regarding management responsibilities of the Chairman of the Board was defeated;

  (7)
  a stockholder proposal regarding compensation of the Chief Executive Officer was defeated;

  (8)
  a stockholder proposal regarding majority voting for the election of directors was defeated;

  (9)
  a stockholder proposal regarding non-deductible executive compensation was defeated; and

  (10)
  a stockholder proposal regarding eliminating super-majority votes was approved.

        The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

	FOR	AGAINST/WITHHELD	ABSTAINED	BROKER NON-VOTES
(1) Election of Directors:
NOMINEE
C. Michael Armstrong	4,444,863,301	90,890,916
Alain J.P. Belda	4,406,176,444	129,577,773
George David	4,503,032,820	32,721,397
Kenneth T. Derr	4,377,404,083	158,350,134
John M. Deutch	4,480,605,353	55,148,864
Roberto Hernández Ramirez	4,446,566,736	89,187,481
Ann Dibble Jordan	4,463,297,174	72,457,043
Klaus Kleinfeld	4,500,799,255	34,954,962
Dudley C. Mecum	4,466,413,441	69,340,776
Anne Mulcahy	4,495,244,651	40,509,566
Richard D. Parsons	4,408,966,358	126,787,859
Charles Prince	4,451,431,373	84,322,844
Judith Rodin	4,497,498,965	38,255,252
Robert E. Rubin	4,440,361,919	95,392,298
Franklin A. Thomas	4,439,009,333	96,744,884
Sanford I. Weill	4,440,361,919	95,392,298
Robert B. Willumstad	4,439,009,333	96,744,884
(2) Ratification of Independent Registered Public Accounting Firm	4,374,776,417	88,822,689	72,738,763
(3) Approval of Amended and Restated Citigroup 1999 Stock Incentive Plan	3,116,063,811	436,769,054	84,209,803	899,295,202

(4) Approval of Stockholder Proposal Regarding Executive Compensation	248,775,242	3,300,438,575	87,822,286	899,301,767
(5) Approval of Stockholder Proposal Regarding Political Contributions	316,182,373	2,960,501,514	360,373,681	899,280,303
(6) Approval of Stockholder Proposal Regarding Management Responsibilities of the Chairman of the Board	1,092,350,519	2,459,768,772	85,050,473	899,168,106
(7) Approval of Stockholder Proposal Regarding Compensation of the Chief Executive Officer	237,186,971	3,313,762,539	86,086,335	899,302,024
(8) Approval of Stockholder Proposal Regarding Majority Voting for the Election of Directors	1,517,046,978	2,015,612,145	104,172,094	899,506,653
(9) Approval of Stockholder Proposal Regarding Non-deductible Executive Compensation	249,283,212	3,299,621,928	87,908,206	899,524,524
(10) Approval of Stockholder Proposal Regarding Eliminating Super-Majority Votes	2,504,094,686	1,042,418,628	89,307,294	900,517,262

Item 6.    Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of May, 2005.

CITIGROUP INC. (Registrant)
By	/s/ SALLIE KRAWCHECK Sallie Krawcheck Chief Financial Officer (Principal Financial Officer)
By	/s/ JOHN C. GERSPACH John C. Gerspach Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.01	Acquisition Agreement, dated as of January 31, 2005, by and between Citigroup Inc. and MetLife, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 4, 2005 (File No. 1-9924).
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
10.01
Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (pursuant to the Amended and Restated Compensation Plan for Non-Employee Directors), incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 14, 2005 (File No. 1-9924).
10.02
Letter Agreement, dated as of January 18, 2005, between the Company and Robert E. Rubin (the "January 2005 Letter Agreement"), incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 24, 2005 (File No. 1-9924).
10.03
Amendment to the January 2005 Letter Agreement, dated as of March 14, 2005, between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 15, 2005 (File No. 1-9924).
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

+
Filed herewith

QuickLinks

Citigroup Inc. TABLE OF CONTENTS Part I—Financial Information
THE COMPANY
GLOBAL CONSUMER
CORPORATE AND INVESTMENT BANKING
GLOBAL WEALTH MANAGEMENT
ASSET MANAGEMENT
ALTERNATIVE INVESTMENTS
CORPORATE/OTHER
CITIGROUP INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GLOBAL CONSUMER
CORPORATE AND INVESTMENT BANKING
GLOBAL WEALTH MANAGEMENT
ASSET MANAGEMENT
ALTERNATIVE INVESTMENTS
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