Form 10-Q
period 2005-06-30
CITIGROUP INC
filed 2005-08-04
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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

        Common stock outstanding as of June 30, 2005: 5,170,081,220

        Available on the Web at www.citigroup.com

Citigroup Inc.

TABLE OF CONTENTS

Part I—Financial Information

		Page No.
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)—Three and Six Months Ended June 30, 2005 and 2004	64
	Consolidated Balance Sheet—June 30, 2005 (Unaudited) and December 31, 2004	65
	Consolidated Statement of Changes in Stockholders' Equity (Unaudited)—Six Months Ended June 30, 2005 and 2004	66
	Consolidated Statement of Cash Flows (Unaudited)—Six Months Ended June 30, 2005 and 2004	67
	Consolidated Balance Sheet—Citibank, N.A. and Subsidiaries June 30, 2005 (Unaudited) and December 31, 2004	68
	Notes to Consolidated Financial Statements (Unaudited)	69
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6 - 61
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46 - 49 79
Item 4.	Controls and Procedures	62
Part II—Other Information
Item 1.	Legal Proceedings	98
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	100
Item 6.	Exhibits	101
Signatures		102
Exhibit Index		103

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

        The Company's activities are conducted through the Global Consumer, Corporate and Investment Banking (CIB) (formerly Global Corporate and Investment Bank), Global Wealth Management and Alternative Investments (formerly Proprietary Investment Activities) business segments.

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

        Citigroup's annual report on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K, and all amendments to these reports are available free of charge through the Company's website by clicking on the "Investor Relations" page and selecting "SEC Filings." The Securities and Exchange Commission (SEC) website contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

GLOBAL CONSUMER

        Global Consumer delivers a wide array of banking, lending, insurance and investment services through a network of local branches, offices, and electronic delivery systems, including ATMs, the Internet, and Automated Lending Machines (ALMs), and the Primerica Financial Services (Primerica) sales force. The Global Consumer businesses serve individual consumers as well as small businesses. Global Consumer includes Cards, Consumer Finance, Retail Banking and Other Consumer.

        Cards provides MasterCard, VISA, Diner's Club and private label credit and charge cards. North America Cards includes the operations of Citi Cards, the Company's primary brand in North America, and Mexico Cards. International Cards provides credit and charge cards to customers in Europe, the Middle East and Africa (EMEA), Japan, Asia and Latin America.

        Consumer Finance provides community-based lending services through branch networks, regional sales offices and cross-selling initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of June 30, 2005, North America Consumer Finance maintained 2,685 offices, including 2,452 in the U.S., Canada, and Puerto Rico, and 233 offices in Mexico, while International Consumer Finance maintained 1,648 sales points, including 405 branches and 588 ALMs in Japan. Consumer Finance offers real-estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer-goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

        Retail Banking provides banking, lending, investment and insurance services to customers through retail branches, electronic delivery systems, and the Primerica sales force. In North America, Retail Banking includes the operations of Retail Distribution, the Commercial Business, Prime Home Finance, Student Loans, Primerica, and Mexico Retail Banking. Retail Distribution delivers banking, lending, investment and insurance services through 885 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet bank. The Commercial Business provides equipment leasing and financing, and banking services to small- and middle-market businesses. The Prime Home Finance business originates and services mortgages for customers across the U.S. The Student Loan business is comprised of the origination and servicing of student loans in the U.S. The business operations of Primerica involve the sale, mainly in North America, of life insurance and other products manufactured by its affiliates, including Smith Barney mutual funds, CitiFinancial debt consolidation loans, CitiMortgage mortgages, and the variable annuities products of our Life Insurance and Annuities business (currently reflected as a discontinued operation). The Primerica sales force is composed of more than 100,000 independent representatives. Mexico Retail Banking consists of the branch banking operations of Banamex, which maintains 1,334 branches, the Banamex insurance operations formerly reported in the Life Insurance and Annuities business, and the Banamex asset management and retirement services operations formerly reported in Asset Management (currently reflected as a discontinued operation). International Retail Banking consists of 1,196 branches and provides full-service banking, investment and insurance services in EMEA, Japan, Asia, and Latin America.

        Latin America also includes the Latin America Retirement Services operations formerly reported in Asset Management. In addition to North America, the Commercial Business consists of the suite of products and services offered to small- and middle-market businesses in the international regions.

CORPORATE AND INVESTMENT BANKING

        Corporate and Investment Banking (CIB) provides corporations, governments, institutions and investors in approximately 100 countries with a broad range of financial products and services. CIB includes Capital Markets and Banking, Transaction Services and Other Corporate.

        Capital Markets and Banking offers a wide array of investment banking and commercial banking services and products, including the underwriting and distribution of fixed income and equity securities for U.S. and multinational corporations and for state, local and other governmental and government-sponsored authorities. In addition, Capital Markets and Banking also provides capital raising, advisory, research and other brokerage services to its customers, acts as a market- maker and executes securities and commodities futures brokerage transactions on all major U.S. and international exchanges on behalf of customers and for its own account. Capital Markets and Banking is a major participant in foreign exchange and in the over-the-counter (OTC) market for derivative instruments involving a wide range of products, including interest rate, equity and currency swaps, caps and floors, options, warrants and other derivative products. It creates and sells various types of structured securities, as well as provides traditional bank lending products to its clientele.

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

GLOBAL WEALTH MANAGEMENT

        Global Wealth Management is comprised of the Smith Barney Private Client and Citigroup Equity Research businesses and the Citigroup Private Bank. Through its Smith Barney network of Financial Consultants and Private Bank offices, Global Wealth Management is one of the leading providers of wealth management services to high-net-worth and affluent clients in the world.

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

        A significant portion of Smith Barney's revenue is generated from fees earned by managing client assets, as well as commissions earned as a broker for its clients in the purchase and sale of securities. Additionally, Smith Barney generates net interest revenue by financing customers' securities transactions and other borrowing needs through security-based lending. Smith Barney also receives commissions and other sales and service revenues through the sale of third-party mutual funds. As part of Smith Barney, Citigroup Equity Research produces equity research to serve both institutional and individual investor clients. The majority of expenses for Citigroup Equity Research are allocated to the Global Equities business within CIB and Smith Barney businesses.

        Private Bank provides personalized wealth management services for high-net-worth clients through offices in 33 countries and territories. With a global network of Private Bankers and Product Specialists, Private Bank leverages its experience with clients' needs and its access to Citigroup to provide clients with comprehensive investment management, investment finance and banking services. Investment management services include investment funds management and capital markets solutions, as well as trust, fiduciary and custody services. Investment finance provides standard and tailored credit services including real estate financing, commitments and letters of credit, while Banking includes services for deposit, checking and savings accounts, as well as cash management and other traditional banking services.

ALTERNATIVE INVESTMENTS

        Alternative Investments' products and services are provided through Citigroup Alternative Investments (CAI). CAI is an integrated alternative investment platform that manages a wide range of products across five asset classes, including private equity, hedge funds, real estate, structured products and managed futures. CAI manages capital on behalf of Citigroup, as well as third-party institutional and high net worth investors. CAI's business model is to enable its 12 investment centers to retain the entrepreneurial qualities required to capitalize on evolving opportunities, while benefiting from the intellectual, operational and financial resources of Citigroup. Citigroup's proprietary portfolio also includes shares in public companies that have acquired former Citigroup businesses like the St. Paul Travelers Companies Inc. (St. Paul).

CORPORATE/OTHER

        Corporate/Other includes net treasury results, corporate expenses, certain intersegment eliminations, the results of certain discontinued operations, and taxes not allocated to the individual businesses.

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Summary

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars except per share amounts			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense(1)	$20,169	$20,855	(3)%	$41,365	$40,787	1%
Operating expenses	10,972	18,172	(40)	22,376	28,348	(21)
Benefits, claims, and credit losses(1)	2,032	1,811	12	4,062	4,268	(5)

Income from continuing operations before taxes and minority interest	7,165	872	NM	14,927	8,171	83%
Income taxes	2,179	(83)	NM	4,663	2,188	NM
Minority interest, net of tax	255	39	NM	418	103	NM

Income from continuing operations	4,731	916	NM	9,846	5,880	67%
Discontinued operations(2)(3)	342	228	50%	668	537	24

Net Income	$5,073	$1,144	NM	$10,514	$6,417	64%

Earnings per share
Basic earnings per share:
Income from continuing operations	$0.92	$0.18	NM	$1.91	$1.15	66%
Net income	$0.99	$0.22	NM	$2.04	$1.25	63%
Diluted earnings per share:
Income from continuing operations	$0.91	$0.17	NM	$1.88	$1.12	68%
Net income	$0.97	$0.22	NM	$2.01	$1.23	63%

Return on Average Common Equity(4)	18.4%	4.6%		19.3%	13.1%
Return on Risk Capital(5)	36.0%	8.0%		38.0%	26.0%
Total Assets (in billions of dollars)	$1,547.8	$1,396.6	11%
Total Equity (in billions of dollars)	$113.0	$98.3	15%
Tier 1 Capital Ratio	8.71%	8.16%
Total Capital Ratio	11.87%	11.31%

(1)
Revenues, net of interest expense, and benefits, claims, and credit losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). If this table were prepared on a managed basis, which includes certain effects of securitization activities, including receivables held for securitization and receivables sold with servicing retained, there would be no impact to net income, but revenues, net of interest expense, and benefits, claims, and credit losses would each have been increased by $1.316 billion and $1.290 billion in the 2005 and 2004 second quarters, respectively, and by $2.482 billion and $2.615 billion for the respective six-month periods. Although a managed basis presentation is not in conformity with GAAP, management believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. See the discussion of the Cards business on page 19.

(2)
Discontinued Operations includes the operations described in the Company's January 31, 2005, announced agreement for the sale of Citigroup's Travelers Life & Annuity, substantially all of Citigroup's international insurance business and Citigroup's Argentine pension business to MetLife, Inc. The transaction closed on July 1, 2005. See Note 4 to the Consolidated Financial Statements.

(3)
Discontinued Operations includes the operations described in the Company's June 24, 2005, announced agreement for the sale of substantially all of Citigroup's Asset Management Business to Legg Mason, Inc. The transaction is subject to certain domestic and international regulatory approvals, as well as other customary conditions to closing, and is expected to close during the 2005 fourth quarter. See Note 4 to the Consolidated Financial Statements.

(4)
The return on average common stockholders' equity is calculated using annualized net income after deducting preferred stock dividends.

(5)
Risk capital is defined as the amount of capital required to absorb potential unexpected economic losses resulting from extremely severe events over a one-year time period. Return on risk capital is calculated as annualized net income divided by average risk capital. Invested capital is defined as risk capital plus Goodwill and Intangible assets excluding Mortgage Servicing Rights, which are a component of risk capital. Return on invested capital is calculated using annualized income adjusted to exclude a net internal charge Citigroup levies on the goodwill and intangible assets of each business offset by each business's share of the rebate of the goodwill and intangible asset charge. Return on risk capital and return on invested capital are non-GAAP performance measures. Management uses return on risk capital to assess businesses' operating performance and to allocate Citigroup's balance sheet and risk taking capacity. Return on invested capital is used to assess returns on potential acquisitions and divestitures and to compare long-term performance of businesses with differing proportions of organic and acquired growth. For a further discussion on risk capital, see page 38.

NM
Not meaningful

Business Focus

        The following tables show the net income (loss) for Citigroup's businesses both on a product view and on a regional view:

Citigroup Net Income—Product View

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004(1)		2005(1)	2004(1)
Global Consumer
Cards	$1,067	$1,012	5%	$2,153	$1,992	8%
Consumer Finance	646	594	9	1,275	1,161	10
Retail Banking	1,241	1,192	4	2,550	2,360	8
Other(2)	(57)	304	NM	(238)	210	NM

Total Global Consumer	2,897	3,102	(7)%	5,740	5,723	—

Corporate and Investment Banking
Capital Markets and Banking	1,043	1,502	(31)%	2,482	2,979	(17)%
Transaction Services	288	262	10	533	497	7
Other(2)(3)	41	(4,569)	NM	36	(4,573)	NM

Total Corporate and Investment Banking	1,372	(2,805)	NM	3,051	(1,097)	NM

Global Wealth Management
Smith Barney	239	211	13%	436	463	(6)%
Private Bank	83	152	(45)	205	311	(34)

Total Global Wealth Management	322	363	(11)%	641	774	(17)%

Alternative Investments	385	278	38%	747	311	NM
Corporate/Other	(245)	(22)	NM	(333)	169	NM

Income from Continuing Operations	4,731	916	NM	9,846	5,880	67%
Discontinued Operations(4)	342	228	50	668	537	24

Net Income	$5,073	$1,144	NM	$10,514	$6,417	64%

(1)
Reclassified to conform to the current period's presentation.

(2)
The 2004 second quarter includes a $756 million after-tax gain ($378 million in Consumer Other and $378 million in CIB Other) related to the sale of Samba.

(3)
The 2004 second quarter includes a $4.95 billion after-tax charge related to the WorldCom and Litigation Reserve Charge.

(4)
See Footnotes (2) and (3) to the table on page 6.

NM
Not meaningful

Citigroup Net Income—Regional View

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004(1)		2005(1)	2004(1)
North America (excluding Mexico)(2)
Global Consumer	$1,798	$1,785	1%	$3,703	$3,533	5%
Corporate and Investment Banking(3)	462	(4,244)	NM	1,355	(3,498)	NM
Global Wealth Management	315	282	12	588	597	(2)

Total North America	2,575	(2,177)	NM	5,646	632	NM

Mexico
Global Consumer	368	235	57%	645	463	39%
Corporate and Investment Banking	76	184	(59)	159	278	(43)
Global Wealth Management	10	12	(17)	23	28	(18)

Total Mexico	454	431	5%	827	769	8%

Europe, Middle East and Africa (EMEA)
Global Consumer(4)	122	601	(80)%	243	804	(70)%
Corporate and Investment Banking(4)	336	662	(49)	524	927	(43)
Global Wealth Management	3	4	(25)	2	13	(85)

Total EMEA	461	1,267	(64)%	769	1,744	(56)%

Japan
Global Consumer	188	147	28%	363	289	26%
Corporate and Investment Banking	54	87	(38)	102	180	(43)
Global Wealth Management	(45)	19	NM	(53)	45	NM

Total Japan	197	253	(22)%	412	514	(20)%

Asia (excluding Japan)
Global Consumer	341	280	22%	652	527	24%
Corporate and Investment Banking	249	321	(22)	571	629	(9)
Global Wealth Management	31	34	(9)	66	69	(4)

Total Asia	621	635	(2)%	1,289	1,225	5%

Latin America
Global Consumer	80	54	48%	134	107	25%
Corporate and Investment Banking	195	185	5	340	387	(12)
Global Wealth Management	8	12	(33)	15	22	(32)

Total Latin America	283	251	13%	489	516	(5)%

Alternative Investments	385	278	38%	747	311	NM
Corporate /Other	(245)	(22)	NM	(333)	169	NM

Income from Continuing Operations	4,731	916	NM	9,846	5,880	67%
Discontinued Operations(5)	342	228	50%	668	537	24

Net Income	$5,073	$1,144	NM	$10,514	$6,417	64%

(1)
Reclassified to conform to the current period's presentation.

(2)
Excludes Alternative Investments and Corporate/Other which are predominately related to North America.

(3)
The 2004 second quarter includes a $4.95 billion after-tax charge related to the WorldCom and Litigation Reserve Charge.

(4)
The 2004 second quarter includes a $756 million after-tax gain ($378 million in Consumer Other and $378 million in CIB Other) related to the sale of Samba.

(5)
See Footnotes (2) and (3) to the table on page 6.

NM
Not meaningful

Management Summary

        Income from continuing operations was $4.731 billion or $0.91 per diluted share in the 2005 second quarter. Income from continuing operations of $916 million, or $0.17 per diluted share, in the 2004 second quarter included a $4.95 billion after-tax charge ($0.95 per diluted share) related to the WorldCom and Litigation Reserve Charge and a $756 million after-tax gain ($0.15 per diluted share) on the sale of Samba.

        The 2005 second quarter results were challenged by a difficult capital markets environment, particularly in Fixed Income, and pressure on net interest margin from rising short-term interest rates and flattening yield curves. As a result, Capital Markets and Banking net income was down 31% compared to a year ago, primarily reflecting lower results in Fixed Income. North America Cards income growth of 1% reflected higher payment rates, spread compression and a temporary increase in credit costs due to the recent passage of bankruptcy legislation in the U.S.

        Strong performance in the quarter included the Global Consumer International businesses (including Mexico and excluding Samba), which delivered income growth of 17% across all products, and Transaction Services, which grew revenue by 21% and net income by 10% from year-ago levels, reflecting a 14% growth in assets under custody and a 25% increase in customer liability balances.

        The credit environment was relatively stable in the quarter. Global Consumer loss rates in the quarter improved to 2.57% on a managed basis, excluding commercial business, representing a 5 basis-point decline from the 2005 first quarter. Corporate cash-basis loans declined 8% from March 31, 2005, to $1.60 billion. The Company did not record significant loan loss reserve releases during the quarter as it did during the 2004 second quarter, but rather increased its reserve for CIB's unfunded lending commitments by $100 million due to an increase in outstanding commitments.

        On July 1, 2005, Citigroup completed the sale of substantially all of the Life Insurance and Annuities business, and on June 24, 2005, Citigroup announced the sale of substantially all of the Asset Management business. As part of the Asset Management sale, the Company expects to add more than 1,300 financial advisors from Legg Mason to its Global Wealth Management platform.

        The Company continued its investment spending and allocating resources to build its growth franchises through branch expansion (135 new branches), advertising, technology and people. These actions reflect a continued focus on the Company's long-term growth and a rigorous approach to the use of shareholders' capital.

        During the 2005 second quarter, the Company resolved several legal and regulatory matters, including the settlement of an Enron class action litigation, a settlement with the Securities and Exchange Commission (SEC) over a proprietary mutual fund transfer agent matter and the resolution of the U.K. Financial Services Agency matter relating to the Eurozone Bond Trade. The Enron and SEC transfer agent settlements were fully covered by Citigroup's existing litigation reserves. As of June 30, 2005, the Company's litigation reserve for the Enron and WorldCom class action litigations and for other regulatory and legal matters, net of the amounts to be paid in the WorldCom and Enron settlements, was $4.5 billion.

        The Company's equity was $113 billion, with equity capital and trust preferred securities growing to more than $119 billion, at June 30, 2005. The Company paid out $2.3 billion in dividends during the quarter to its common shareholders, an increase of 11% from the year-ago quarter. The Company repurchased 42 million shares during the 2005 second quarter and maintained its "well-capitalized" position with a Tier 1 Capital Ratio of 8.71% at the end of the quarter. The Company reported a return on common equity of 18.4% and a return on risk capital of 36%.

        During the 2005 second quarter, the Company continued the implementation of its Five Point Plan. Our goal of full employee attestation has been reached. Employees have read and attested that they understand the Shared Responsibilities to our clients, each other, and our franchise. The Five Point Plan strengthens a foundation of values, priorities and internal controls that are essential for sustained long-term growth. Implementation of the Five Point Plan is the Company's top priority.

        On July 14, 2005, Robert Willumstad announced his decision to step down from his positions with the Company, including President and Chief Operating Officer and a member of its Board of Directors, effective in September 2005.

EVENTS IN 2005 and 2004

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 63.

Sale of Asset Management Business

        On June 24, 2005, the Company announced that it had signed a definitive agreement under which Citigroup will sell substantially all of its Asset Management Business in exchange for the broker-dealer business of Legg Mason, Inc. (Legg Mason), approximately $1.5 billion of Legg Mason's common and convertible preferred shares (representing approximately 18.06 million shares of Legg Mason common stock at June 24, 2005, assuming conversion of the preferred stock), and approximately $550 million in the form of a five-year loan facility provided by Citigroup Corporate and Investment Banking. The transaction does not include Citigroup's asset management business in Mexico, its retirement services business in Latin America (both of which are now included in Retail Banking) or its interest in the CitiStreet joint venture (which is now included in Smith Barney). The total value of the transaction is approximately $3.7 billion and will result in an after-tax gain to Citigroup upon closing of approximately $1.6 billion, with both amounts subject to adjustment. (The transaction described in this paragraph is referred to herein as the Sale of the Asset Management Business).

        Citigroup and Legg Mason have entered into a three-year global agreement under which Citigroup will continue to offer its clients Asset Management's products and will inherit Legg Mason Wood Walker's position as the primary domestic provider of Legg Mason's fund family, including the equity funds of Legg Mason Capital Management Inc. These funds will be offered primarily through Citigroup's Global Wealth Management businesses, Smith Barney and Private Bank, as well as through Primerica and Citibank. All offerings will be subject to usual suitability and performance standards.

        Upon completion of the Sale of the Asset Management Business, Citigroup expects to add more than 1,300 financial advisors in more than 100 branch offices from Legg Mason's broker-dealer business to its Global Wealth Management business.

        The Sale of the Asset Management Business is expected to close during the 2005 fourth quarter and is subject to certain regulatory approvals and customary closing conditions. In connection with the transaction, Citigroup is seeking approval of Asset Management's mutual fund boards and shareholders.

        Also included in the sales agreement between Citigroup and Legg Mason are provisions related to transitional services that will be provided for a period of 24 to 30 months. These transitional service provisions may be terminated or extended. The costs associated with these provisions are not considered to be significant.

        The Asset Management Businesses being sold were the primary vehicles through which Citigroup engaged in the asset management business. The businesses generated total revenues of $323 million and $340 million and net income of $62 million and $64 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, Asset Management generated total revenues of $660 million and $690 million and net income of $115 million and $124 million, respectively. The businesses had total assets of $1.2 billion at June 30, 2005.

        Results for all of the businesses included in the Sale of the Asset Management Business are reported as Discontinued Operations for all periods presented. The assets and liabilities of the businesses being sold are included in Assets of Discontinued Operations Held for Sale and Liabilities of Discontinued Operations Held for Sale on the Consolidated Balance Sheet.

Legal Settlements and Charges for Enron and WorldCom Class Action Litigations and for Other Regulatory and Legal Matters

        On June 10, 2005, Citigroup announced that it had agreed to a settlement in the Enron class action litigation Newby, et al. v. Enron Corp., et al., currently pending in the United States District Court for the Southern District of Texas, Houston Division. Under the terms of the settlement, Citigroup will make a pretax payment of $2.01 billion to the settlement class, which consists of all purchasers of all publicly-traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. As noted below, this settlement, which is subject to court approval, is fully covered by Citigroup's existing litigation reserves.

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

        During the 2004 second quarter, in connection with the settlement of the WorldCom class action, the Company reevaluated and increased its reserves for these matters. The Company recorded a charge of $7.915 billion ($4.95 billion after-tax) relating to (i) the settlement of class action litigation brought on behalf of purchasers of WorldCom securities, and (ii) an increase in litigation reserves for the other matters described above (WorldCom and Litigation Reserve Charge). Subject to the terms of the WorldCom class action settlement, and its eventual approval by the courts, the Company will make a payment of $2.575 billion, or $1.59 billion after-tax, to the WorldCom settlement class. Subject to the terms of the Enron class action settlement, and its eventual approval by the courts, the Company will make a payment of $2.01 billion to the Enron settlement class. As of June 30, 2005, the Company's litigation reserve for these matters, net of the amount to be paid upon final approval of the WorldCom and Enron class action settlement, was approximately $4.5 billion on a pretax basis.

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

        The Company continues to evaluate its reserves on an ongoing basis.

Acquisition of Federated Credit Card Portfolio and Credit Card Agreement With Federated Department Stores

        On June 2, 2005, Citigroup announced that it had agreed to enter into a long-term agreement with Federated Department Stores, Inc. under which the companies will partner to manage Federated's credit card business, including existing and new accounts.

        Under the agreement, Citigroup will acquire Federated's approximately $4.4 billion credit card receivables portfolio in two phases. Citigroup will initially acquire Federated's receivables under management, which totaled approximately $3.2 billion at fiscal year end 2004. Additional Federated receivables, totaling approximately $1.2 billion at fiscal year end 2004, are expected to be transferred to Citigroup in May 2006 from the current provider. In addition, Citigroup is expected to acquire the approximately $2.2 billion credit card receivables portfolio of The May Department Stores Company within one year following the successful completion of its merger with Federated, expected in the third quarter of 2005.

        Citigroup will pay a premium of approximately 11.5% to acquire each of the portfolios. The multi-year agreement also provides Federated the ability to participate in the portfolio based on credit sales and certain other performance metrics of the portfolio after the receivable sale is completed.

        The Federated and May credit card portfolios comprise a total of approximately 17 million active accounts. The transaction is expected to be accretive to Citigroup earnings in the first year. It is expected to close in the 2005 third quarter, subject to applicable regulatory approvals.

Settlement of the Securities and Exchange Commission's Transfer Agent Investigation

        On May 31, 2005, the Company completed the settlement with the Securities and Exchange Commission, disclosed by Citigroup in January 2005, resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds (the Funds), an affiliated transfer agent, and an unaffiliated sub-transfer agent.

        Under the terms of the settlement, Citigroup will pay a total of $208.1 million (pretax), consisting of $128 million in disgorgement and $80 million in penalties. These funds, less $24 million already credited to the Funds, have been paid to the U.S. Treasury and will be distributed pursuant to a distribution plan to be prepared by Citigroup and approved by the SEC. The terms of the settlement had been fully reserved for by Citigroup in prior periods.

Resolution of the U.K. Financial Services Authority (FSA) 2004 Eurozone Bond Trade

        On June 28, 2005, Citigroup announced that it would pay $7.29 million to the U.K. FSA relating to trading activity in the European government bond and bond derivative markets on August 2, 2004. The Company also agreed to relinquish to the FSA approximately $18.2 million in profits generated by the trade.

Merger of Bank Holding Companies

        On August 1, 2005, Citigroup merged its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. Coinciding with this merger, Citigroup assumed all existing indebtedness and outstanding guarantees of Citicorp.

        During the 2005 second quarter, Citigroup also consolidated its capital markets funding activities into two legal entities: i) Citigroup Inc., which issues long-term debt, trust preferred securities, preferred and common stock, and ii) Citigroup Funding Inc. (CFI) a newly formed, fully guaranteed, first-tier subsidiary of Citigroup, which issues commercial paper and medium-term notes.

        As part of the funding consolidation, Citigroup unconditionally guaranteed Citigroup Global Markets Holdings, Inc.'s (CGMHI) outstanding SEC-registered indebtedness. CGMHI will no longer file periodic reports with the SEC and will continue to be rated on the basis of a guarantee of its financial obligations from Citigroup.

        This legal vehicle simplification is expected to result in more efficient management of capital and liquidity, unified access to the capital markets and a reduction in the number of the Company's credit-rated entities.

        See "Capital Resources and Liquidity" section beginning on page 52 and Note 16 to the Consolidated Financial Statements for further discussion.

Sale of Travelers Life & Annuity and Substantially All International Insurance Businesses

        On July 1, 2005, the Company completed the sale of Citigroup's Travelers Life & Annuity, and substantially all of Citigroup's international insurance businesses, to MetLife, Inc. (MetLife). The businesses sold were the primary vehicles through which Citigroup engaged in the Life Insurance and Annuities business.

        Citigroup received $1.0 billion in MetLife equity securities and $10.8 billion in cash, which resulted in an after-tax gain of approximately $2.0 billion, which Citigroup will record during the 2005 third quarter.

        The transaction encompasses Travelers Life & Annuity's U.S. businesses and its international operations other than Citigroup's life business in Mexico (which is now included within Retail Banking). International operations include wholly owned insurance companies in the United Kingdom, Belgium, Australia, Brazil, Argentina, and Poland; joint ventures in Japan and Hong Kong; and offices in China. The transaction also includes Citigroup's Argentine pension business. (The transaction described in the preceding three paragraphs is referred to herein as the Sale of the Life Insurance & Annuities Business).

        Also included in the sales agreement between Citigroup and MetLife are provisions related to transitional services that will be provided for a period of 24 to 30 months. These transitional service provisions may be terminated or extended. The costs associated with these provisions are not considered to be significant.

        The business being acquired by MetLife generated total revenues of $1.4 billion and $1.1 billion and net income of $280 million and $164 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the business generated total revenues of $2.7 billion and $2.3 billion and net income of $553 million and $413 million, respectively. The businesses had total assets of $93.2 billion at June 30, 2005.

        Results for all of the businesses included in the Sale of the Life Insurance & Annuities Business are reported as Discontinued Operations for all periods presented. The assets and liabilities of the businesses being sold are included in Assets of Discontinued Operations Held for Sale and Liabilities of Discontinued Operations Held for Sale on the Consolidated Balance Sheet.

Credit Reserves

        For the three months ended June 30, 2005 and 2004, the Company recorded a net pretax build of $42 million and a net pretax release of $537 million to its credit reserves, respectively. For the six months ended June 30, 2005 and 2004, the Company recorded a net release of $47 million and $792 million, respectively. The following table presents an analysis of these net builds/(releases) by product and region:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2005	2004	2005	2004
By Product:
Cards	$18	$(68)	$13	$(69)
Consumer Finance	1	(5)	(16)	(4)
Retail Banking	14	(138)	(9)	(157)
Global Wealth Management	5	—	(6)	—
Consumer Other	—	(1)	—	1

Total Global Consumer	38	(212)	(18)	(229)

Capital Markets and Banking	(1)	(252)	(33)	(462)
Transaction Services	5	(73)	4	(101)

Total Corporate and Investment Banking(1)	4	(325)	(29)	(563)

Total Citigroup	$42	$(537)	$(47)	$(792)

By Region:
North America (excluding Mexico)	$66	$(196)	$37	$(238)
Mexico	(78)	(214)	(95)	(247)
EMEA	119	12	127	(32)
Japan	—	(17)	—	(17)
Asia (excluding Japan)	(28)	(40)	(46)	(62)
Latin America	(37)	(82)	(70)	(196)

Total Citigroup	$42	$(537)	$(47)	$(792)

(1)
The 2005 second quarter and six months includes a $100 million increase in reserves for unfunded lending commitments and letters of credit due to an increase in outstanding commitments.

Allowance for Credit Losses

	June 30,
In millions of dollars
	2005	2004
Allowance for loan losses	$10,418	$12,715
Allowance for unfunded lending commitments	700	600

Total allowance for loans, leases and unfunded lending commitments	$11,118	$13,315

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

Acquisition of First American Bank

        On March 31, 2005, Citigroup completed its acquisition of First American Bank in Texas (FAB). The transaction establishes Citigroup's retail branch presence in Texas, giving Citigroup 106 branches, $4.2 billion in assets and approximately 120,000 new customers in the state. The results of FAB are included in the Consolidated Financial Statements from March 2005 forward.

Divestiture of the Manufactured Housing Loan Portfolio

        On May 1, 2005, Citigroup completed the sale of its manufactured housing loan portfolio, consisting of $1.4 billion in loans, to 21st Mortgage Corp. The Company recognized a $109 million after-tax loss in the 2005 first quarter related to the divestiture.

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

        In connection with the exiting of private banking operations in Japan, the Company recorded a $400 million ($244 million after-tax) charge during the 2004 fourth quarter and began implementing its exit plan. The Company anticipates that it will complete this plan by September 30, 2005.

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

Acquisition of KorAm Bank

        On April 30, 2004, Citigroup completed its tender offer to purchase all of the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total, Citigroup has acquired 99.9% of KorAm's outstanding shares for a total of KRW 3.14 trillion ($2.7 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

        KorAm is a leading commercial bank in Korea, with 223 domestic branches and total assets at June 30, 2004 of $37 billion. During the 2004 fourth quarter, KorAm was merged with the Citibank Korea branch to form Citibank Korea Inc.

Divestiture of Citicorp Electronic Financial Services Inc.

        During January 2004, the Company completed the sale for cash of Electronic Financial Services Inc. (EFS) for $390 million (pretax). EFS is a provider of government-issued benefits payments and prepaid stored value cards used by state and federal government agencies, as well as of stored value services for private institutions. The sale of EFS resulted in an after-tax gain of $180 million in the 2004 first quarter.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup completed the acquisition of Washington Mutual Finance Corporation (WMF) for $1.25 billion in cash. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition included 427 WMF offices located in 26 states, primarily in the Southeastern and Southwestern U.S., and total assets of $3.8 billion. Citigroup has guaranteed all outstanding unsecured indebtedness of WMF. The results of WMF are included in the Consolidated Financial Statements from January 2004 forward.

Results of Operations

Income and Earnings Per Share

        Net income in the 2005 second quarter was $5.073 billion or $0.97 per diluted share, up from $1.144 billion or $0.22 in the 2004 second quarter. Net income for the 2005 six-month period was $10.514 billion or $2.01 per diluted share, up 64% and $63%, respectively, from the six-month period of 2004.

        Citigroup reported income from continuing operations of $4.731 billion or $0.91 per diluted share, in the 2005 second quarter, up from $916 million or $0.17 in the 2004 second quarter. Income from continuing operations for the 2005 six-month period of $9.846 billion or $1.88 per diluted share was up 67% and 68%, respectively, from the six-month period of 2004.

        Return on average common equity was 18.4% in the 2005 second quarter compared to 4.6% in the same period of the previous year. Return on average common equity for the six-month period of 2005 was 19.3% and 13.1% for the six-month period of 2004.

        Global Consumer net income decreased $205 million, or 7%, from the second quarter of 2004 and increased $17 million from the six-month period of the previous year, while Corporate and Investment Banking increased $4.2 billion from the second quarter of 2004 and $4.1 billion from the six-month period of the previous year. Global Wealth Management decreased $41 million, or 11%, from the second quarter of 2004 and $133 million, or 17%, from the corresponding six-month period in 2004. Alternative Investments increased $107 million, or 38%, from the 2004 second quarter and $436 million from the six-month period of 2004.

        See individual segment and product discussions on pages 18 - 37 for additional discussion and analysis of the Company's results of operations.

Revenues, Net of Interest Expense

        Total revenues, net of interest expense, of $20.2 billion and $41.4 billion in the 2005 second quarter and six months, respectively, were down $686 million, or 3%, and up $578 million, or 1%, from the respective 2004 periods. Global Consumer revenues were down $208 million, or 2%, in the 2005 second quarter to $12.0 billion, led by a $587 million decrease in Other Consumer, reflecting the absence of a $584 million gain on the sale of Samba in the second quarter of 2004, offset by an increase of $359 million, or 8%, in Retail Banking due to improved results in Prime Home Finance, the benefit of foreign currency translation, and growth in average customer deposits and loans both domestically and internationally, partially offset by spread compression. Global Consumer increased $259 million, or 1%, from the six-month period in 2004 to $24.1 billion.

        Corporate and Investment Banking revenues of $5.2 billion in the 2005 second quarter decreased $911 million, or 15%, from the 2004 second quarter, including a $585 million decrease in Other Corporate, reflecting the absence of a $584 million gain on the sale of Samba in the second quarter of 2004. Additionally, Capital Markets and Banking decreased $530 million, or 12%, from the 2004 second quarter, primarily reflecting difficult capital market conditions and flattening yield curves which led to lower fixed income markets results. Corporate and Investment Banking reported a $348 million, or 3%, decrease from the six-month period of 2004 to $11.2 billion.

        Global Wealth Management revenues of $2.1 billion increased $13 million, or 1%, from the prior-year quarter. Smith Barney increased $65 million, or 4%, from the 2004 second quarter due to increased fee-based revenue, while Private Bank decreased $52 million, or 10%, from the prior-year second quarter due to the continued wind-down of the Japan business. Global Wealth Management reported a $119 million, or 3%, decrease in revenue to $4.3 billion from the six-month period of 2004.

        Alternative Investments in the 2005 second quarter increased $567 million from the same three-month period of 2004 and $1.2 billion from the six-month period of the previous year, primarily due to positive mark-to-market valuations and realized gains in the private equity portfolio.

Selected Revenue Items

        Net interest revenue of $9.8 billion decreased $651 million, or 6%, from the 2004 second quarter, primarily reflecting spread compression. The year-to-date balance in 2005 was $19.9 billion, down $1.2 billion, or 6%, from the corresponding six-month period in 2004.

        Total commissions, asset management and administration fees, and other fee revenues of $5.5 billion decreased by $164 million, or 3%, compared to the 2004 second quarter, primarily attributable to lower servicing fees in the Consumer Assets portfolio. Total commissions, asset management and administration fees, and other fee revenues of $11.2 billion increased $25 million from the six-months of 2004.

        Principal transactions revenue of $844 million was down $218 million, or 21%, from the 2004 second quarter due to a flattening of yield curves and lower income on trading positions taken during the quarter. Principal transactions revenue of $3.1 billion increased $686 million, or 29%, from the six months of 2004. Realized gains from sales of investments were up $237 million to $455 million in the 2005 second quarter, primarily due to favorable market fluctuations during the quarter and the gains in the CVC international portfolio. The six-month increase from 2004 was $351 million. Other revenue of $2.8 billion decreased $47 million, or 2%, from the 2004 second quarter and increased $445 million, or 10%, from the six-month period in the previous year.

Operating Expenses

        Total operating expenses were $11.0 billion for the 2005 second quarter, down $7.2 billion, or 40%, from the comparable 2004 period. The decrease was due to the absence of the $7.9 billion WorldCom and Litigation Reserve Charge in the 2004 second quarter. Partially offsetting the decrease in the three-month period were increases in compensation and benefits due to the acquisition of KorAm and support of growth in the consumer and corporate banks.

        Global Consumer reported a 6% and 8% increase from the 2004 second quarter and six-month period, respectively, which were primarily driven by higher volumes, the impact of foreign currency translation and continued investment expenses in branch expansion. CIB expenses decreased 70% from the 2004 second quarter and 50% from the six-month period due to the absence of the $7.9 billion WorldCom and Litigation Reserve Charge in the 2004 second quarter. Global Wealth Management expenses increased 4% and 3% as compared to the prior year's three-and six-month periods. Alternative Investments expenses increased 29% from 2004 three-month period and 26% from the six-month period of 2004.

Benefits, Claims, and Credit Losses

        Benefits, claims, and credit losses were $2.0 billion in the 2005 second quarter and $4.1 billion for the six-month period of 2005, up $221 million, or 12%, and down $206 million, or 5%, from the 2004 second quarter and six-month periods, respectively.

        Global Consumer provisions for benefits, claims, and credit losses of $2.0 billion in the 2005 second quarter and $4.1 billion for the 2005 six-month period were down $113 million, or 5%, and $523 million, or 11%, from the 2004 second quarter and year-to-date period, respectively, due to a favorable overall credit environment, reflecting decreases in Cards and Consumer Finance, partially offset by increases in Retail Banking. Total net credit losses (excluding Commercial Business) were $1.746 billion, and the related loss ratio was 1.80% in the second quarter of 2005, as compared to $2.116 billion and 2.44% in the 2004 second quarter. The consumer loan delinquency ratio (90 days or more past due) decreased to 1.81% at June 30, 2005 from 2.01% at June 30, 2004. See page 43 for a reconciliation of total consumer credit information.

        Corporate and Investment Banking reported net recoveries in the provision for credit losses of $(14) million in the 2005 second quarter and $(70) million in the six-month period, due to recoveries reflecting improved credit quality in the corporate loan portfolio. The Company increased its reserve for CIB's unfunded lending commitments by $100 million due to an increase in outstanding commitments.

        Corporate cash-basis loans at June 30, 2005 and 2004 were $1.6 billion and $2.6 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $133 million and $98 million, respectively. The decrease in corporate cash-basis loans from June 30, 2004, was related to improvements in the overall credit environment and write-offs, as well as sales of loans and paydowns in the portfolio. Corporate cash-basis loans at June 30, 2005 decreased $136 million from March 31, 2005.

Income Taxes

        The Company's effective tax rate of 30.4% in the 2005 second quarter compared to (9.5)% in the 2004 second quarter. The 2004 second quarter tax rate included the impact of the separately-reported WorldCom and Litigation Reserve Charge. The Company's results include a $65 million tax benefit related to the resolution of an interest calculation for a prior appeals settlement.

Regulatory Capital

        Total capital (Tier 1 and Tier 2) was $104.9 billion, or 11.87% of net risk-adjusted assets, and Tier 1 capital was $77.0 billion, or 8.71% of net risk-adjusted assets at June 30, 2005, compared to $100.9 billion, or 11.85%, and $74.4 billion, or 8.74%, respectively, at December 31, 2004.

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

        The net income line in the following business segment and operating unit discussions excludes discontinued operations. Income from discontinued operations is disclosed within the Corporate/Other business segment. In addition, the Mexico insurance business, the Mexico Asset Management Business and the Latin America Retirement Services business are now reported within the Retail Banking business. See Notes 4 and 5 to the Consolidated Financial Statements.

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

GLOBAL CONSUMER

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$12,007	$12,215	(2)%	$24,125	$23,866	1%
Operating expenses	5,753	5,419	6	11,599	10,718	8
Provisions for benefits, claims, and credit losses	2,047	2,160	(5)	4,149	4,672	(11)

Income before taxes and minority interest	4,207	4,636	(9)%	8,377	8,476	(1)%
Income taxes	1,295	1,519	(15)	2,609	2,722	(4)
Minority interest, net of tax	15	15	—	28	31	(10)

Net income	$2,897	$3,102	(7)%	$5,740	$5,723	—

Average Risk Capital(1)	$27,344	$22,582	21%	$26,848	$22,475	19%
Return on Risk Capital(1)	42%	55%		43%	51%
Return on Invested Capital(1)	19%	22%		19%	21%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 38.

        Global Consumer reported net income of $2.897 billion and $5.740 billion in the 2005 second quarter and six months, respectively, down $205 million, or 7%, from the 2004 second quarter and up $17 million from the 2004 six-month period. The decline in the 2005 second quarter was driven by the absence of the prior-year $378 million gain on the sale of Samba, partially offset by growth in all products. The 2005 six-month increase was due to growth in all products, partially offset by the absence of the prior-year Samba gain and a 2005 first quarter $109 million after-tax loss on the sale of a Manufactured Housing Loan portfolio in Other Consumer.

        Cards net income increased $55 million, or 5%, in the 2005 second quarter and $161 million, or 8%, in the 2005 six-month period, primarily due to lower credit losses due to an improved credit environment, the impact of securitization gains in North America, and volume growth in International Cards, partially offset by spread compression, an increase in credit costs due to recent bankruptcy legislation in the U.S., and the absence of prior-year credit reserve releases. Consumer Finance net income increased $52 million, or 9%, in the 2005 second quarter and $114 million, or 10%, in the six-month period, primarily due to improved International Consumer Finance results from lower credit losses in Japan and higher results in North America from lower credit losses, higher capital gains on repositioning of the insurance investment portfolio, and lower expenses, partially offset by spread compression. The six-month period also included repositioning costs taken in the 2005 first quarter in EMEA and Latin America. Retail Banking net income increased $49 million, or 4%, in the 2005 second quarter and $190 million, or 8%, in the 2005 six-month period, primarily reflecting growth in Mexico and Asia and improved results in Prime Home Finance, partially offset by an increase of $127 million ($81 million after-tax) in the Germany credit reserve to reflect increased experience with the effects of bankruptcy law liberalization. Included in the six-month period was a $111 million after-tax gain on the sale of the CitiCapital Transportation Finance business and a $72 million after-tax gain relating to the resolution of the Glendale litigation.

        On March 31, 2005, Citigroup acquired First American Bank in Texas (FAB), which included 106 branches, $4.2 billion in assets and approximately 120,000 customers in the state of Texas. On July 1, 2004, Citigroup acquired Principal Residential Mortgage, Inc. (PRMI), a servicing portfolio of $115 billion. In the 2004 second quarter, Citigroup completed the acquisition of KorAm, which added $10.0 billion in deposits and $12.6 billion in loans, with $11.5 billion in Retail Banking and $1.1 billion in Cards at June 30, 2004. In January 2004, Citigroup completed the acquisition of Washington Mutual Finance (WMF), which added $3.8 billion in average loans and 427 loan offices. The results from these acquisitions are included from the dates of acquisition.

        Global Consumer has divested itself of several non-strategic businesses and portfolios. These divestitures include a $1.4 billion Manufactured Housing Loan portfolio and the CitiCapital Transportation Finance business, consisting of $4.3 billion of assets, in the 2005 first quarter; Global Consumer's share of Citigroup's 20% stake in Samba in the 2004 second quarter; and a $900 million vendor finance leasing business in Europe in the 2004 fourth quarter.

Global Consumer Net Income—Regional View

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
North America (excluding Mexico)	$1,798	$1,785	1%	$3,703	$3,533	5%
Mexico	368	235	57	645	463	39
EMEA	122	601	(80)	243	804	(70)
Japan	188	147	28	363	289	26
Asia (excluding Japan)	341	280	22	652	527	24
Latin America	80	54	48	134	107	25

Total Net Income	$2,897	$3,102	(7)%	$5,740	$5,723	—

        The decline in Global Consumer net income in the 2005 second quarter reflected a decline in EMEA of $479 million, or 80%, where year-over-year comparisons were affected by the prior-year gain on the sale of Samba, the impact of the Germany credit reserve build, higher investment expenses due to branch expansion, and higher credit losses, partially offset by growth in all other regions. The 2005 six-month increase reflected growth in all regions, partially offset by the declines in EMEA of $561 million, or 70%, which included 2005 first quarter repositioning expenses of $66 million after-tax ($104 million pretax). Net income in Mexico grew $133 million, or 57%, and $182 million, or 39%, in the 2005 second quarter and six months, respectively, driven by a $50 million favorable impact related to a restructuring of Mexican government notes, a reserve release related to an investment in Avantel worth $30 million, higher deposit and lending revenues in Retail Banking, and improved customer volumes in Cards. Growth in Asia of $61 million, or 22%, and $125 million, or 24%, in the 2005 second quarter and six months, respectively, was mainly due to increased loans and sales in Cards, higher deposit and branch lending revenues in Retail Banking, and the benefit of strengthening currencies. Income in Japan increased by $41 million, or 28%, and $74 million, or 26%, in the 2005 second quarter and six months, respectively, primarily driven by Consumer Finance, which experienced lower credit costs from fewer bankruptcies, and lower expenses resulting from the 2004 fourth quarter branch closings and related headcount reductions. The increase in Latin America of $26 million, or 48%, and $27 million, or 25%, in the 2005 second quarter and six months, respectively, was mainly due to increased loans and sales in Cards and an Argentina Compensation bond recovery of $24 million pretax in Retail Banking, partially offset in the six-month period by 2005 first quarter repositioning costs of $8 million after-tax ($12 million pretax). North America (excluding Mexico) net income grew $13 million, or 1%, and $170 million, or 5%, in the 2005 second quarter and six months, respectively, primarily reflecting higher earnings in Prime Home Finance and lower credit losses in Cards, Consumer Finance and Retail Banking from an improved credit environment. The six-month period was additionally impacted by the sale of the CitiCapital Transportation Finance business and the resolution of the Glendale litigation in Retail Banking, partially offset by the loss on the sale of a Manufactured Housing Loan portfolio in Other Consumer.

Cards

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$4,451	$4,467	—	$9,027	$9,065	—
Operating expenses	2,089	1,964	6%	4,166	3,902	7%
Provision for credit losses	815	1,015	(20)	1,725	2,243	(23)

Income before taxes and minority interest	1,547	1,488	4%	3,136	2,920	7%
Income taxes	479	475	1	981	926	6
Minority interest, net of tax	1	1	—	2	2	—

Net income	$1,067	$1,012	5%	$2,153	$1,992	8%

Average assets (in billions of dollars)	$91	$94	(3)%	$94	$95	(1)%
Return on assets	4.70%	4.33%		4.62%	4.22%

Average Risk Capital(1)	$7,613	$5,439	40%	$7,423	$5,476	36%
Return on Risk Capital(1)	56%	75%		58%	73%
Return on Invested Capital(1)	24%	25%		24%	24%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 38.

        Cards reported net income of $1.067 billion and $2.153 billion in the 2005 second quarter and six months, respectively, up $55 million, or 5%, and $161 million, or 8%, from the 2004 periods. North America Cards reported net income of $861 million and $1.772 billion in the 2005 second quarter and six months, respectively, up $11 million, or 1%, and $90 million, or 5%, from the 2004 periods, mainly reflecting lower net credit losses as a result of the improved credit environment, purchase sales growth, and the impact of securitization gains, partially offset by spread compression driven by higher short-term interest rates, higher expenses, and the absence of a prior-year credit reserve release. International Cards net income of $206 million and $381 million in the 2005 second quarter and six months, respectively, increased $44 million, or 27%, and $71 million, or 23%, from the 2004 periods, reflecting higher purchase sales and volumes, as well as the benefit of foreign currency translation.

        As shown in the following table, average managed loans grew 3% in the 2005 second quarter and 4% in the 2005 six months, reflecting growth of 2% for both periods in North America and growth of 18% and 21%, respectively, in International Cards. Growth in North America was primarily the result of growth in Mexico accounts, and higher purchase sales, partially offset by higher levels of payments. International Cards growth reflected increases in all regions, but primarily Asia and EMEA, and the benefit of strengthening currencies.

        Purchase sales, which include cash advances, were $86.8 billion and $164.7 billion in the 2005 second quarter and six months, respectively, up 10% from both 2004 periods. North America purchase sales were up 9% and 8% over the prior-year quarter and six months to $72.2 billion and $136.1 billion, respectively, reflecting the improved economy, growth in accounts in Mexico, and the launch and promotion of new products in U.S. Cards. International Cards purchase sales grew 17% and 21% over the prior-year quarter and six months to $14.6 billion and $28.6 billion, respectively, reflecting broad-based growth led by Asia and the benefit of strengthening currencies.

	Three Months Ended June 30,			Six Months Ended June 30,
In billions of dollars			% Change			% Change
	2005	2004		2005	2004
Purchase sales(1)
North America	$72.2	$66.1	9%	$136.1	$126.3	8%
International	14.6	12.5	17	28.6	23.6	21

Total purchase sales	86.8	78.6	10%	164.7	149.9	10%
Average managed loans
North America	139.3	136.9	2%	141.3	138.0	2%
International	18.2	15.4	18	18.1	14.9	21

Total average managed loans	157.5	152.3	3%	159.4	152.9	4%
Average securitized receivables	(87.7)	(75.6)	(16)%	(87.1)	(75.8)	(15)%
Average loans held for sale	(0.6)	(2.1)	71	(0.4)	(1.1)	64

Total on-balance sheet average loans	$69.2	$74.6	(7)%	$71.9	$76.0	(5)%

(1)
Purchase sales represents customers' purchased sales plus cash advances.

        Revenues, net of interest expense, of $4.451 billion and $9.027 billion in the 2005 second quarter and six months, respectively, were essentially unchanged from the 2004 periods, reflecting increases in International Cards in both periods, offset by declines in North America in both periods. International Cards revenues, net of interest expense, of $870 million and $1.706 billion in the 2005 second quarter and six months increased $89 million, or 11%, and $186 million, or 12%, respectively, over the 2004 periods, primarily reflecting the benefit of increased loans and sales in all regions, as well as the benefit of foreign currency translation. Leading the growth was Asia and Latin America. The increase in the six-month period was additionally impacted by the KorAm acquisition. Partially offsetting these increases were continued declines resulting from repositioning of the U.K. Cards and Diners Club businesses in EMEA.

        Revenues, net of interest expense, in North America of $3.581 billion and $7.321 billion in the 2005 second quarter and six months declined $105 million, or 3%, and $224 million, or 3%, respectively, from the prior-year periods, mainly reflecting the impact of higher cost of funds, increased payment rates resulting from the overall improved economy, and a mix shift in the private label business to lower rate products, partially offset by higher securitization-related gains, higher purchase sales, and increased loans in Mexico. Securitization gains included in revenues, net of interest expense, were $237 million and $495 million in the 2005 second quarter and six-month period, respectively. There were no securitization gains in the comparable 2004 periods. Citigroup recognizes a gain on sale upon the securitization of credit card receivables. Prior to 2005, this gain was allocated between other revenue and the provision for loan losses, which reflected the portion of the Allowance for Credit Losses related to the receivables sold. Commencing in 2005, the entire gain on sale upon securitization is recorded in Other Revenue. Of the securitization gains recorded, $102 million and $231 million, respectively, correspond to the allowance for credit losses for the receivables sold.

        Operating expenses in the 2005 second quarter and six months of $2.089 billion and $4.166 billion, respectively, were $125 million, or 6%, and $264 million, or 7%, higher than the 2004 periods, reflecting the impact of foreign currency translation, volume-related increases, and higher purchased credit card receivable amortization in North America. Higher expenses resulting from the KorAm acquisition and repositioning expenses of $32 million pretax ($19 million in North America and $13 million in international) additionally impacted the six-month period.

        The provision for credit losses in the 2005 second quarter and six months of $815 million and $1.725 billion, respectively, was down $200 million, or 20%, and $518 million, or 23%, from the comparable 2004 periods. The declines in both periods were driven by North America and reflect the impact of an improved credit environment and higher levels of securitizations. During the 2005 second quarter, an increase in credit losses occurred due to the recent bankruptcy legislation change. The Company had a temporary increase in credit losses of approximately $175 million in the 2005 second quarter, as more cardholders filed for bankruptcy prior to the implementation of the new legislation which goes into effect in November 2005.

        The securitization of credit card receivables is limited to the Citi Cards business within North America. At June 30, 2005, securitized credit card receivables were $89.6 billon, compared to $76.4 billion at June 30, 2004. There were no credit card receivables held for sale at June 30, 2005, compared to $6.3 billion at June 30, 2004. Securitization changes Citigroup's role from that of a lender to that of a loan servicer, as receivables are removed from the balance sheet but continue to be serviced by Citigroup. As a result, securitization affects the amount of revenue and the manner in which revenue and the provision for credit losses are recorded with respect to securitized receivables.

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

        Including securitized receivables and receivables held for sale, managed net credit losses in the 2005 second quarter were $2.113 billion, with a related loss ratio of 5.38%, compared to $2.081 billion and 5.23% in the 2005 first quarter, and $2.373 billion and 6.27% in the 2004 second quarter. In North America, the 2005 second quarter net credit loss ratio of 5.71% increased from 5.50% in the 2005 first quarter and declined from 6.61% in the 2004 second quarter. In International Cards, the 2005 second quarter net credit loss ratio of 2.84% declined from 3.08% in the 2005 first quarter and 3.25% in the 2004 second quarter. The increase in North America compared to the prior quarter was due to the acceleration of bankruptcies driven by the legislation change. The decline in these ratios from the prior year was primarily due to the improved credit environment in most regions.

        Loans delinquent 90 days or more on a managed basis were $2.634 billion, or 1.67%, of loans at June 30, 2005, compared to $2.753 billion, or 1.74%, at March 31, 2005 and $2.808 billion, or 1.82%, at June 30, 2004. The decline in delinquent loans from the prior quarter and prior year was primarily attributable to the improved economic environment in most regions. A summary of delinquency and net credit loss experience related to the on-balance sheet loan portfolio is included in the table on page 43.

Consumer Finance

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$2,713	$2,677	1%	$5,463	$5,365	2%
Operating expenses	886	873	1	1,846	1,796	3
Provisions for benefits, claims, and credit losses	824	894	(8)	1,641	1,810	(9)

Income before taxes	1,003	910	10%	1,976	1,759	12%
Income taxes	357	316	13	701	598	17

Net income	$646	$594	9%	$1,275	$1,161	10%

Average assets (in billions of dollars)	$117	$110	6%	$118	$111	6%
Return on assets	2.21%	2.17%		2.18%	2.l0%

Average Risk Capital(1)	$3,855	$3,798	2%	$3,866	$3,754	3%
Return on Risk Capital(1)	67%	63%		67%	62%
Return on Invested Capital(1)	24%	21%		23%	21%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 38.

        Consumer Finance reported net income of $646 million and $1.275 billion in the 2005 second quarter and six months, respectively, up $52 million, or 9%, and $114 million, or 10%, from the comparable 2004 periods. North America reported income growth of $20 million, or 4%, and $76 million, or 8%, from the comparable 2004 periods, respectively, and was driven by lower credit losses due to the improved credit environment, higher capital gains on repositioning of the insurance investment portfolio, and lower expenses, partially offset by lower net interest margin (spread compression, partially offset by higher volumes). International Consumer Finance reported income growth of $32 million, or 23%, and $38 million, or 15%, from the comparable 2004 periods, respectively, reflecting increases in Japan, as well as loan growth in all regions except Japan, partially offset by declines in EMEA from continued high levels of credit losses in the U.K., and increased expenses related to branch expansion. The increase in Japan was due to lower credit losses resulting from lower bankruptcies and lower expenses resulting from the 2004 fourth quarter branch closings and related reduction in headcount. The six-month period was also impacted by repositioning costs taken in the 2005 first quarter in EMEA and Latin America.

	Three Months Ended June 30,			Six Months Ended June 30,
In billions of dollars			% Change			% Change
	2005	2004		2005	2004
Average loans
Real estate-secured loans	$60.9	$56.7	7%	$61.5	$56.6	9%
Personal	25.6	24.4	5	25.7	24.5	5
Auto	12.0	11.5	4	11.9	11.5	3
Sales finance and other	5.2	5.2	—	5.2	5.4	(4)

Total average loans	$103.7	$97.8	6%	$104.3	$98.0	6%

        As shown in the preceding table, average loans grew $5.9 billion, or 6%, compared to the 2004 second quarter, reflecting growth in North America of $4.6 billion, or 6%, and in International Consumer Finance of $1.3 billion, or 6%, and grew $6.3 billion, or 6%, compared to the 2004 six months, reflecting growth in North America of $5.3 billion, or 7%, and in International Consumer Finance of $1.0 billion, or 5%. Growth in North America resulted from an increase in all products, driven by real-estate secured and auto loans, with the growth in real estate-secured loans mainly reflecting portfolio acquisitions. Growth in the international markets excluding Japan was mainly driven by an increase in real estate-secured and personal loans in EMEA (real estate-secured primarily in the U.K.) and Asia, and the impact of strengthening currencies, partially offset by a continued decline in EMEA auto loans. In Japan, average loans declined 8% from both the 2004 second quarter and six months, as higher pay-downs in personal loans were partially offset by the benefit of foreign currency translation.

        As shown in the following table, the average net interest margin ratio of 9.71% in the 2005 second quarter decreased 48 basis points from 2004, reflecting decreases in both North America and International Consumer Finance. In North America the average net interest margin was 8.00%, a decline of 52 basis points from the prior-year quarter, resulting from lower yields in auto, real estate-secured and personal loans, which continue to reflect the shift towards higher-quality credits, competitive pressures, and the impact from a higher cost of funds. The average net interest margin for International Consumer Finance was 16.01% in the 2005 second quarter, a decrease of 32 basis points from the prior-year quarter, due to lower yields in EMEA from spread compression and a shift in the U.K. portfolio mix from higher-yielding personal loans to real estate-secured loans.

	Three Months Ended June 30,
	2005	2004	Change
Average Net Interest Margin Ratio
North America	8.00%	8.52%	(52) bps
International	16.01%	16.33%	(32) bps
Total	9.71%	10.19%	(48) bps

        Revenues, net of interest expense, of $2.713 billion and $5.463 billion in the 2005 second quarter and six months, respectively, increased $36 million, or 1%, and $98 million, or 2%, from the prior-year periods. Revenues, net of interest expense, in North America decreased $11 million, or 1%, from the 2004 second quarter and was flat to the six-month period. Higher loan volumes in all products and capital gains relating to repositioning of assets in the insurance investment portfolio were more than offset by lower yields against the prior-year quarter and six months, as product mix shifted to lower yielding, higher credit-quality loans, and the impact of a higher cost of funds. Revenues in International Consumer Finance increased $47 million, or 5%, and $99 million, or 6%, from the prior-year periods, mainly due to growth in Asia, Latin America and EMEA (excluding a decline in the U.K.), and the impact of foreign currency translation, partially offset by the impact of lower volumes in Japan.

        Operating expenses of $886 million and $1.846 billion in the 2005 second quarter and six months, respectively, increased $13 million, or 1%, and $50 million, or 3%, from the prior-year periods due to higher International Consumer Finance expenses of $17 million, or 5%, and $94 million, or 14%, compared to the prior-year periods, respectively, partially offset by lower expenses in North America of $4 million, or 1%, and $44 million, or 4%, from the prior-year periods, respectively. The increase in International Consumer Finance in the 2005 second quarter was primarily due to the impact of foreign currency translation and investment spending associated with branch expansions in Asia, EMEA and Latin America, partially offset by expense savings from branch closings and headcount reductions in Japan. The 2005 six-month period was additionally impacted by the 2005 first quarter repositioning costs in EMEA of $38 million. The decline in North America resulted from efficiencies gained from the WMF integration and reductions in legal, and credit and collection costs.

        The provision for benefits, claims, and credit losses was $824 million in the 2005 second quarter, up from $817 million in the 2005 first quarter, and down from $894 million in the 2004 second quarter. The increase from the 2005 first quarter was primarily driven by higher adjustments and refunds of interest in Japan, and the absence of a 2005 first quarter credit reserve release of $17 million in North America, partially offset by continued improvement in general credit conditions. The decline from the 2004 second quarter primarily reflects lower net credit losses due to the improved general credit conditions, a shift to better credit quality portfolios in the U.S., and lower credit losses in Japan due to lower bankruptcy losses. Net credit losses and the related loss ratio were $784 million and 3.03% in the 2005 second quarter, compared to $797 million and 3.08% in the 2005 first quarter, and $857 million and 3.52% in the 2004 second quarter. In North America, the 2005 second quarter net credit loss ratio of 2.30% was down from 2.40% in the 2005 first quarter and 2.69% in the 2004 second quarter, primarily reflecting improvements in the auto, personal and real estate-secured loans, reflecting better overall credit conditions in the market, an improved credit collection process, and the shift to better credit quality portfolios. The net credit loss ratio for International Consumer Finance was 5.73% in the 2005 second quarter, up from 5.59% in the 2005 first quarter and down from 6.57% in the 2004 second quarter. The increase from the 2005 first quarter is due primarily to the higher adjustments and refunds of interest in Japan. The decrease from the 2004 second quarter was primarily driven by lower bankruptcy losses in Japan and improvements in Asia, and was partially offset by the impact of the higher adjustments and refunds of interest in Japan, and higher credit losses in EMEA, primarily due to the U.K.

        Loans delinquent 90 days or more were $1.726 billion, or 1.70%, of loans at June 30, 2005, compared to $1.875 billion, or 1.80%, at March 31, 2005 and $1.948 billion, or 1.96%, at June 30, 2004. The decrease in the delinquency ratio versus the prior quarter and prior year was mainly due to improvements in North America and Japan, and was partially offset by an increase in EMEA, primarily due to the U.K.

Retail Banking

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$4,873	$4,514	8%	$9,884	$8,895	11%
Operating expenses	2,713	2,503	8	5,444	4,829	13
Provisions for benefits, claims, and credit losses	408	251	63	783	619	26

Income before taxes and minority interest	1,752	1,760	—	3,657	3,447	6%
Income taxes	497	554	(10)%	1,081	1,058	2
Minority interest, net of tax	14	14	—	26	29	(10)

Net income	$1,241	$1,192	4%	$2,550	$2,360	8%

Average assets (in billions of dollars)	$310	$264	17%	$304	$254	20%
Return on assets	1.61%	1.82%		1.69%	1.87%

Average Risk Capital(1)	$15,876	$13,345	19%	$15,559	$13,245	17%
Return on Risk Capital(1)	31%	36%		33%	36%
Return on Invested Capital(1)	16%	17%		16%	17%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 38.

        Retail Banking reported net income of $1.241 billion and $2.550 billion in the 2005 second quarter and six months, respectively, up $49 million, or 4%, and $190 million, or 8%, from the 2004 periods. The increase in Retail Banking was driven by growth in North America Retail Banking of $100 million, or 13%, and $258 million, or 16%, in the 2005 second quarter and six months, respectively, primarily due to increased Mexico earnings resulting from a $50 million favorable impact related to a restructuring of Mexican government notes and strong deposit and loan growth, increased Prime Home Finance earnings, and the impact of deposit and loan growth in Retail Distribution and the Commercial Business, partially offset by broad-based spread compression, lower treasury earnings, and the continued impact of liquidating portfolios in the Commercial Business, including the absence of earnings from the CitiCapital Transportation Finance business. The six-month comparison was additionally impacted by the $111 million after-tax gain on the sale of the CitiCapital Transportation Finance business and the $72 million after-tax gain relating to the resolution of the Glendale litigation in the 2005 first quarter. International Retail Banking net income declined $51 million, or 13%, and $68 million, or 9%, in the 2005 second quarter and six months, respectively, driven by an increase in the Germany credit reserve to reflect increased experience with the effects of bankruptcy law liberalization of $81 million after-tax and increased investment spending associated with branch expansion in Asia, Latin America and EMEA, partially offset by broad based revenue growth in Asia, Latin America and EMEA. The six-month comparison is additionally impacted by the absence of the 2005 first quarter repositioning expenses of $70 million pretax ($44 million after-tax).

	Three Months Ended June 30,			Six Months Ended June 30,
In billions of dollars			% Change			% Change
	2005	2004		2005	2004
.
Average customer deposits
North America	$125.8	$115.7	9%	$123.1	$113.9	8%
Bank Deposit Program balances(1)	41.4	41.7	(1)	41.9	41.8	—

Total North America	167.2	157.4	6%	165.0	155.7	6%
International	110.9	102.1	9	111.8	99.2	13

Total average customer deposits	$278.1	$259.5	7%	$276.8	$254.9	9%

Average loans
North America	$160.2	$127.8	25%	$155.1	$124.9	24%
North America—Liquidating	0.8	5.9	(86)	1.6	6.1	(74)

Total North America	161.0	133.7	20%	156.7	131.0	20%
International	54.3	45.8	19	54.5	42.0	30

Total average loans	$215.3	$179.5	20%	$211.2	$173.0	22%

(1)
The Bank Deposit Program balances are generated from the Smith Barney channel (Global Wealth Management segment) and the funds are managed by Citibanking North America.

        As shown in the preceding table, Retail Banking grew average customer deposits and average loans compared to 2004. Average customer deposit growth in North America of 6% in both the 2005 second quarter and six months primarily reflects increases in higher-margin demand balances and rate-sensitive money market balances in Retail Distribution and the Commercial Business, including $2.9 billion in 2005 second quarter average deposits relating to the FAB acquisition, strong growth in Mexico, and increases in Prime Home Finance mortgage escrow deposits due to the PRMI acquisition, partially offset by declines in certain higher-margin non-rate-sensitive money market balances in Retail Distribution. Average loan growth in North America of 20% in both the 2005 second quarter and six months reflected increases in Prime Home Finance and Student Loans due to higher mortgage originations, and increased balances in Mexico and Retail Distribution, partially offset by declines in the Commercial Business liquidating portfolio, primarily due to the 2005 first quarter sale of the CitiCapital Transportation Finance business. In the international markets, average customer deposits in the 2005 second quarter and six months grew 9% and 13%, respectively, from the prior-year periods, driven by growth in Asia, EMEA and Latin America, which included the benefits of foreign currency translation and the KorAm acquisition in Asia, and was partially offset by declines in Japan. International Retail Banking average loans in the 2005 second quarter and six months grew 19% and 30%, respectively, from the prior-year periods, primarily reflecting strong growth in Asia, which included the impact of the KorAm acquisition, the impact of foreign currency translation across all regions, and growth in mortgages and personal loans.

        As shown in the following table, revenues, net of interest expense, of $4.873 billion and $9.884 billion in the 2005 second quarter and six months, respectively, increased $359 million, or 8%, and $989 million, or 11%, from the 2004 periods. Revenues in North America of $3.182 billion and $6.535 billion in the 2005 second quarter and six months, respectively, increased $188 million, or 6%, and $588 million, or 10%, from the 2004 periods. Retail Distribution revenues declined $10 million, or 1%, and increased $92 million, or 6%, respectively, from the prior-year periods. The slight decline compared to the prior-year quarter was primarily driven by lower treasury earnings, partially offset by higher spreads and volumes. The increase in the six-month period was additionally impacted by the resolution of the Glendale litigation in the 2005 first quarter of $110 million ($72 million after-tax). Commercial Business revenues declined $128 million, or 21%, and increased $76 million, or 7%, respectively, from the prior-year periods. The decline compared to the prior-year quarter was mainly due to lower revenues from the absence of the sold transportation finance businesses, lower treasury earnings and spread compression. The six-month comparison was additionally impacted by the gain on the sale of the CitiCapital Transportation Finance business in the 2005 first quarter of $161 million ($111 million after-tax) and the reclass of operating leases from loans to other assets and the related operating lease depreciation expense from revenue to expense. The reclassification of operating leases, which began in the 2004 second quarter, increased both revenues and expenses by $123 million in the 2005 six-month period. Prime Home Finance revenues grew $191 million, or 61%, and $241 million, or 32%, respectively, from the prior-year periods. The increases were driven by higher net servicing revenues in the mortgage business, including the absence of prior-year servicing hedge ineffectiveness resulting from the volatile rate environment in the 2004 second quarter and the benefit of the PRMI acquisition, and higher net interest margin in the home equity business, partially offset by spread compression. Student loan revenues increased $27 million, or 18%, and $10 million, or 3%, from the prior-year periods, respectively, primarily due to higher securitization gains in the 2005 second quarter and higher origination volumes, partially offset by lower net interest margin due to spread compression. The 2005 six months was additionally impacted by the absence of a 2004 first quarter securitization gain. Primerica revenues grew $11 million, or 2%, and $31 million, or 3%, from prior-year periods, respectively, primarily due to increased life insurance premium revenues from higher volumes and higher realized investment gains, partially offset by lower investment portfolio earnings. Mexico revenues increased $97 million, or 16%, and $138 million, or 11%, from the prior-year periods, respectively, primarily due to the $78 million pretax ($50 million after-tax) favorable impact relating to a restructuring of Mexican government notes, a $30 million reserve release related to an investment in Avantel, as well as higher loan, deposit and investment volumes, partially offset by an adjustment related to a mortgage portfolio, that resulted in a reclass of reserves, decreasing both revenues and the provision for benefits, claims and credit losses by $80 million, and lower treasury earnings. International Retail Banking revenues increased $171 million, or 11%, and $401 million, or 14%, in the 2005 second quarter and six months, respectively, reflecting improvements in Asia, EMEA and Latin America, and included the impact of strengthening currencies and the KorAm acquisition, partially offset by a slight decline in Japan. Excluding the impact of foreign currency translation and KorAm, growth in Asia, EMEA and Latin America was driven by higher deposit and branch lending revenues.

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense
Retail Distribution	$767	$777	(1)%	$1,620	$1,528	6%
Commercial Business	491	619	(21)	1,169	1,093	7
Prime Home Finance	503	312	61	995	754	32
Student Loans	176	149	18	308	298	3
Primerica Financial Services	540	529	2	1,091	1,060	3
Mexico	705	608	16	1,352	1,214	11

North America	3,182	2,994	6%	6,535	5,947	10%

EMEA	786	722	9%	1,552	1,407	10%
Japan	116	119	(3)	237	244	(3)
Asia	623	540	15	1,233	1,007	22
Latin America	166	139	19	327	290	13

International	1,691	1,520	11%	3,349	2,948	14%

Total revenues, net of interest expense	$4,873	$4,514	8%	$9,884	$8,895	11%

        Operating expenses in the 2005 second quarter and six months increased $210 million, or 8%, and $615 million, or 13%, respectively, from the comparable 2004 periods. In North America, operating expenses grew $49 million, or 3%, and $210 million, or 6%, from the 2004 second quarter and six months, respectively. The 2005 second quarter expense increase from the prior year was driven by the FAB acquisition, the impact of foreign currency translation in Mexico, and volume-driven costs in Retail Distribution, Prime Home Finance and Student Loans. The expense increase in the six-month period additionally reflects the impacts of the operating lease reclassification in the Commercial Business of $123 million, the PRMI acquisition, and the 2005 first quarter repositioning expenses of $10 million pretax ($6 million after-tax). International Retail Banking operating expenses increased $161 million, or 21%, and $405 million, or 26%, respectively, from the comparable 2004 periods. The 2005 second quarter increase from the prior year reflects the impact of foreign currency translation, increased investment spending primarily related to branch expansion in Asia, EMEA and Latin America, the KorAm acquisition, and a write-off of deferred acquisition costs in Latin America Retirement Services of $17 million. The expense increase in the six-month comparison additionally reflects the 2005 first quarter repositioning expenses in EMEA of $58 million pretax ($36 million after-tax) and Latin America of $12 million pretax ($8 million after-tax).

        The provisions for benefits, claims and credit losses were $408 million and $783 million in the 2005 second quarter and six months, respectively, up $157 million, or 63%, and $164 million, or 26%, from the comparable periods in 2004. The increases reflect the impact of a $127 million increase in the Germany credit reserve to reflect increased experience with the effects of bankruptcy law liberalization, an increase relating to the absence of 2004 second quarter net reserve releases of $118 million and higher net credit losses in EMEA (primarily Germany) and Mexico. Offsetting these increases were the Mexico reserve adjustment of $80 million, which is offset in revenues, and a recovery in Argentina of $24 million. Net credit losses (excluding the Commercial Business) were $170 million and the related loss ratio was 0.39% in the 2005 second quarter, compared to $192 million and 0.46% in the 2005 first quarter and $176 million and 0.51% in the prior-year second quarter. The decrease in the net credit loss ratio (excluding the Commercial Business) from the 2004 second quarter was mainly due to the improved credit environment. Commercial Business net credit losses were $51 million and the related loss ratio was 0.52% in the 2005 second quarter, compared to $26 million and 0.28% in the 2005 first quarter and $31 million and 0.31% in the 2004 second quarter. The increase in the Commercial Business net credit loss ratio from both the 2004 second quarter and 2005 first quarter relates to a write-off in Mexico, which was offset by a release of a specific credit reserve.

        Loans delinquent 90 days or more (excluding the Commercial Business) were $3.818 billion, or 2.13%, of loans at June 30, 2005, compared to $3.992 billion, or 2.30%, at March 31, 2005, and $3.576 billion, or 2.46%, a year ago. Compared to a year ago, the increase in delinquent loans was primarily due to Prime Home Finance, reflecting the impact of a GNMA portfolio that was purchased in the PRMI acquisition, increases in Student Loans, and the impact of foreign currency translation, partially offset by improvements in EMEA.

        Cash-basis loans in the Commercial Business were $495 million, or 1.29%, of loans at June 30, 2005, compared to $593 million, or 1.56%, at March 31, 2005 and $1.173 billion, or 2.96%, a year ago. The decrease in cash-basis loans from the prior year was mainly due to declines in North America (excluding Mexico), where the business continued to work through the liquidation of non-core portfolios, including the sale of the CitiCapital Transportation Finance Business in the 2005 first quarter, and declines in Mexico and EMEA.

        Average assets of $310 billion and $304 billion in the 2005 second quarter and six months, respectively, increased $46 billion, or 17%, and $50 billion, or 20%, from the comparable 2004 periods. The increases primarily reflect growth in average loans in Prime Home Finance, the impact of foreign currency translation, and additions from the KorAm, PRMI and FAB acquisitions, partially offset by reductions in the Commercial Business due to continued liquidation of non-core portfolios, including the sale of the CitiCapital Transportation Finance business.

Other Consumer

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2005	2004	2005	2004
Revenues, net of interest expense	$(30)	$557	$(249)	$541
Operating expenses	65	79	143	191

Income before tax benefits	(95)	478	(392)	350
Income tax benefits	(38)	174	(154)	140

Net income (loss)	$(57)	$304	$(238)	$210

        Other Consumer—which includes certain treasury and other unallocated staff functions, global marketing and other programs—reported losses of $57 million and $238 million in the 2005 second quarter and six months, respectively, compared to income of $304 million and $210 million in the comparable 2004 periods. The decline of $361 million and $448 million in the 2005 second quarter and six months, respectively, was primarily due to the absence of a $378 million after-tax gain related to the sale of Samba in the 2004 second quarter. The six-month period was additionally impacted by a 2005 first quarter loss on the sale of a Manufactured Housing Loan portfolio of $109 million after-tax. Additionally, comparisons with the 2005 second quarter and six-month period were impacted by the absence of prior-year provisions for litigation reserves and lower legal expenses in the 2005 second quarter, partially offset by higher global marketing and staff-related costs.

        Revenues, net of interest expense, and expenses reflect offsets to certain line-item reclassifications reported in other Global Consumer products.

CORPORATE AND INVESTMENT BANKING

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$5,156	$6,067	(15)%	$11,193	$11,541	(3)%
Operating expenses	3,368	11,149	(70)	7,036	14,169	(50)
Provision for credit losses	(14)	(347)	96	(70)	(407)	83

Income before taxes and minority interest	1,802	(4,735)	NM	4,227	(2,221)	NM
Income taxes	420	(1,950)	NM	1,155	(1,160)	NM
Minority interest, net of tax	10	20	(50)	21	36	(42)

Net income (loss)	$1,372	$(2,805)	NM	$3,051	$(1,097)	NM

Average Risk Capital(1)	$21,097	$18,810	12%	$20,938	$17,547	19%
Return on Risk Capital(1)	26%	(60)%		29%	(13)%
Return on Invested Capital(1)	19%	(48)%		22%	(10)%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 38.

NM
Not meaningful

        CIB reported net income of $1.372 billion and $3.051 billion in the 2005 second quarter and six months, an increase of $4.177 billion and $4.148 billion from the 2004 second quarter and six months, respectively. Other Corporate in the 2004 second quarter and six months reflects the $4.95 billion after-tax WorldCom and Litigation Reserve Charge, partially offset by a $378 million after-tax gain on the sale of Samba. Capital Markets and Banking declined $459 million and $497 million in the 2005 second quarter and six months, respectively, partially offset by increases in Transaction Services of $26 million in the 2005 second quarter and $36 million in the 2005 six months.

        Capital Markets and Banking net income of $1.043 billion and $2.482 billion in the 2005 second quarter and six months, respectively, decreased $459 million, or 31%, and $497 million, or 17%, from the 2004 periods. Fixed Income Markets net income in the 2005 second quarter and six months declined as difficult capital market conditions and flattening yield curves led to lower trading results in interest rate and credit products, which were partially offset by increased revenues from foreign exchange and commodities. The decrease in the 2005 second quarter was partially offset by higher revenues from Equity Markets, driven by improved performance and growth in cash trading, derivatives products and equity finance.

        Transaction Services net income of $288 million and $533 million in the 2005 second quarter and six months increased $26 million, or 10%, from the 2004 second quarter and $36 million, or 7%, from the 2004 six months, respectively. The increases in net income in 2005 were primarily due to higher revenues reflecting growth in assets under custody and liability balances, and the positive impact of rising short-term interest rates, partially offset by higher expenses.

        The businesses of CIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macroeconomic and political policies and developments, among other factors, in approximately 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 63.

CIB Net Income—Regional View

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
North America (excluding Mexico)	$462	$(4,244)	NM	$1,355	$(3,498)	NM
Mexico	76	184	(59)%	159	278	(43)%
EMEA	336	662	(49)	524	927	(43)
Japan	54	87	(38)	102	180	(43)
Asia (excluding Japan)	249	321	(22)	571	629	(9)
Latin America	195	185	5	340	387	(12)

Total Net Income	$1,372	$(2,805)	NM	$3,051	$(1,097)	NM

NM
Not meaningful

        CIB net income increased in the 2005 second quarter and six months primarily due to the absence of the 2004 second quarter WorldCom and Litigation Reserve Charge in North America, partially offset by decreases in EMEA, Mexico, Asia (excluding Japan), and Japan. EMEA net income decreased $326 million in the 2005 second quarter and $403 million in the 2005 six months primarily due to the $378 million after-tax gain on the sale of Samba recorded in the prior-year periods. Excluding the impact of the gain on Samba, EMEA net income increased $52 million in the 2005 second quarter, reflecting strong increases in Fixed Income Markets and Transaction Services, and lower costs of credit. Mexico net income decreased $108 million and $119 million in the 2005 second quarter and six months, respectively, primarily due to loan loss reserve releases recorded in the prior-year periods as a result of improving credit quality. Asia (excluding Japan) net income decreased $72 million and $58 million in the 2005 second quarter and six months, primarily due to lower revenues from Fixed Income Markets, reflecting the negative impact of a flattening yield curve. Japan net income decreased $33 million and $78 million in the 2005 second quarter and six months, respectively, due to decreases in Fixed Income and Equities Markets. Latin America net income increased $10 million in the 2005 second quarter, primarily due to higher revenues from Fixed Income Markets and Transaction Services. Latin America net income decreased $47 million in the 2005 six months primarily due to loan loss reserve releases recorded in the prior period as a result of improving credit quality in Argentina and Brazil.

Capital Markets and Banking

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$3,965	$4,495	(12)%	$8,864	$9,026	(2)%
Operating expenses	2,585	2,537	2	5,444	4,891	11
Provision for credit losses	(20)	(276)	93	(66)	(302)	78

Income before taxes and minority interest	1,400	2,234	(37)%	3,486	4,437	(21)%
Income taxes	347	713	(51)	984	1,424	(31)
Minority interest, net of tax	10	19	(47)	20	34	(41)

Net income	$1,043	$1,502	(31)%	$2,482	$2,979	(17)%

Average Risk Capital(1)	$19,694	$17,470	13%	$19,519	$16,245	20%
Return on Risk Capital(1)	21%	35%		26%	37%
Return on Invested Capital(1)	16%	27%		19%	29%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 38.

        Capital Markets and Banking net income of $1.043 billion and $2.482 billion in the 2005 second quarter and six months, respectively, decreased $459 million, or 31%, and $497 million, or 17%, from the 2004 periods. The decrease in the 2005 second quarter was primarily due to lower Fixed Income Markets revenues, partially offset by increases in Equity Markets revenues. The decrease in the 2005 six months was driven by higher expenses, including repositioning costs of $212 million pretax in the first quarter of 2005.

        Revenues, net of interest expense, of $3.965 billion and $8.864 billion in the 2005 second quarter and six months decreased $530 million, or 12%, and $162 million, or 2%, from the 2004 second quarter and six months, respectively. Fixed Income Markets revenues decreased in the 2005 periods as difficult capital markets conditions and flattening yield curves led to lower trading results in interest rate and credit products, which were partially offset by increased revenues from foreign exchange and commodities. Investment Banking revenues declined in the 2005 second quarter, reflecting lower debt underwriting revenues, partially offset by strong growth in completed M&A transactions. Equity Markets revenues increased in the 2005 periods, driven by improved performance and growth in cash trading, derivatives products, and equity finance.

        Operating expenses of $2.585 billion in the 2005 second quarter increased $48 million from the 2004 second quarter, primarily due to higher salaries, staff benefits, floor brokerage costs and communications expense, partially offset by decreases in incentive compensation. Operating expenses of $5.444 billion in the 2005 six months increased $553 million from the 2004 six months, primarily due to higher compensation and benefits expense (primarily reflecting repositioning costs of $212 million pretax in the first quarter of 2005), increased investment spending on strategic growth initiatives, and the impact of acquisitions of Knight, Lava Trading, and KorAm.

        The provision for credit losses was $(20) million in the 2005 second quarter and $(66) million in the 2005 six months, up $256 million and $236 million, respectively, from the 2004 periods primarily due to loan loss reserve releases in the prior periods as a result of improving credit quality. The provision for credit losses in the 2005 second quarter included a $96 million pretax charge to increase the allowance for unfunded lending commitments, due to a shift in the credit profiles for certain of its corporate clients, as well as an increase in outstanding commitments.

        Cash-basis loans were $1.493 billion at June 30, 2005, compared to $1.655 billion at March 31, 2005, and $2.501 billion at June 30, 2004. Cash-basis loans net of write-offs decreased $1.008 billion from June 30, 2004, primarily due to charge-offs against reserves as well as paydowns from corporate borrowers in North America, Argentina, Brazil, and Asia. Cash-basis loans decreased $162 million from March 31, 2005, primarily due to asset sales and paydowns in North America, Europe, Brazil and Argentina.

Transaction Services

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$1,191	$987	21%	$2,328	$1,929	21%
Operating expenses	780	693	13	1,583	1,352	17
Provision for credit losses	6	(71)	NM	(7)	(105)	93

Income before taxes and minority interest	405	365	11%	752	682	10%
Income taxes	117	102	15	218	183	19
Minority interest, net of tax	—	1	(100)	1	2	(50)

Net income	$288	$262	10%	$533	$497	7%

Average Risk Capital(1)	$1,403	$1,340	5%	$1,419	$1,302	9%
Return on Risk Capital(1)	82%	79%		76%	77%
Return on Invested Capital(1)	46%	48%		43%	47%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 38.

NM
Not meaningful

        Transaction Services reported net income of $288 million and $533 million in the 2005 second quarter and six months, respectively, up $26 million, or 10%, and $36 million, or 7%, from the 2004 periods. The increases in net income were primarily due to higher revenues, which reflected growth in liability balances, assets under custody, fees, improved spreads and the impact of the KorAm acquisition, partially offset by higher expenses.

        As shown in the following table, average liability balances of $141 billion grew 25% compared to second quarter 2004, with strong growth across all regions, reflecting positive flows, the impact of the KorAm acquisition and foreign currency translation. Assets under custody reached $8 trillion, an increase of $1.0 trillion, or 14%, from 2004, primarily reflecting market appreciation and implemented deals from net new sales.

	June 30, 2005	June 30, 2004	% Change
Liability balances (average in billions)	$141	$113	25%
Assets under custody (EOP in trillions)	$8.0	$7.0	14%

        Revenues, net of interest expense, increased $204 million, or 21%, to $1.191 billion in second quarter 2005, reflecting growth in all business units and the impact from foreign currency translation. Revenue in Cash Management increased $136 million, or 24%, from the prior year, mainly due to growth in liability balances, improved spreads, the impact of the KorAm acquisition and increased fees. Revenue in Securities Services increased $62 million, or 22%, from the prior-year period, primarily reflecting higher assets under custody and fees, and the impact of acquisitions, including ABN Amro's client custody business, which closed last quarter. Trade revenue increased $6 million, or 4%, from the prior-year period, primarily due to higher trade assets and stabilizing spreads. Revenues, net of interest expense, increased $399 million, or 21%, for the 2005 six months primarily due to growth in liability balances, improved spreads, the impact of the KorAm acquisition, increased fees, and the impact from foreign currency translation.

        Operating expenses of $780 million in the 2005 second quarter and $1.583 billion in the 2005 six months increased $87 million, or 13%, and $231 million, or 17%, from the comparable 2004 periods, primarily due to the impact of foreign currency translation and higher business volumes, the effect of acquisitions, as well as increased compensation and benefits costs. The increase in the 2005 six months also includes $31 million pretax of repositioning costs in the first quarter of 2005.

        The provision for credit losses of $6 million and $(7) million in the 2005 second quarter and six months increased $77 million from the 2004 second quarter and $98 million from the 2004 six months, respectively. The variance is primarily attributable to a loan loss reserve release of $74 million in the 2004 second quarter and $96 million in the 2004 six months. The 2005 second quarter included a $4 million charge to the provision for unfunded lending commitments.

        Cash-basis loans, which in the Transaction Services business are primarily trade finance receivables, were $103 million, $77 million, and $118 million at June 30, 2005, March 31, 2005, and June 30, 2004, respectively. Cash basis loans increased $26 million from March 31, 2005 primarily due to increases in cash-basis loans in the United Arab Emirates and Senegal.

Other Corporate

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2005	2004	2005	2004
Revenues, net of interest expense	$—	$585	$1	$586
Operating expenses	3	7,919	9	7,926
Provision for credit losses	—	—	3	—

Loss before benefit for income taxes	(3)	(7,334)	(11)	(7,340)
Benefit for income taxes	(44)	(2,765)	(47)	(2,767)

Net income (loss)	$41	$(4,569)	$36	$(4,573)

        Other Corporate—which includes intra-CIB segment eliminations, certain one-time non-recurring items and tax amounts not allocated to CIB products—reported net income of $41 million and $36 million for the 2005 second quarter and six months, respectively, compared to net losses of $4.569 billion and $4.573 billion in the 2004 second quarter and six months. The increase in Other Corporate net income in 2005 was a result of the $4.95 billion after-tax WorldCom and Litigation Reserve Charge in 2004, partially offset by a $378 million after-tax gain on the sale of Samba in the 2004 second quarter.

GLOBAL WEALTH MANAGEMENT

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$2,100	$2,087	1%	$4,273	$4,392	(3)%
Operating expenses	1,586	1,521	4	3,276	3,180	3
Provision for credit losses	—	(1)	100	(16)	3	NM

Income before taxes	514	567	(9)%	1,013	1,209	(16)%
Income taxes	192	204	(6)	372	435	(14)

Net income	$322	$363	(11)%	$641	$774	(17)%

Average Risk Capital(1)	$2,092	$2,017	4%	$2,043	$1,997	2%
Return on Risk Capital(1)	62%	72%		63%	78%
Return on Invested Capital(1)	51%	60%		52%	64%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 38.

NM Not meaningful

        Global Wealth Management (GWM) reported net income of $322 million in the second quarter of 2005 and $641 million for the first six months of 2005, a decrease of $41 million, or 11%, and $133 million, or 17%, respectively, compared to 2004. Smith Barney reported net income of $239 million in the 2005 second quarter, which increased $28 million, or 13%, over the prior-year period as growth in recurring fee-based and net interest revenue was partially offset by lower transactional revenue. In the 2005 six-month period, Smith Barney reported net income of $436 million, down $27 million, or 6%, from 2004, mainly reflecting lower transactional revenues. Private Bank reported net income of $83 million and $205 million in the 2005 second quarter and six months, down $69 million, or 45%, and $106 million, or 34%, respectively, from the related 2004 periods. The decrease in income in both the quarter and six-month comparisons was mainly driven by the wind-down of the business in Japan, as well as lower transactional revenues and the impact of investment spending, which were partially offset by growth in recurring fee-based and net interest revenues, primarily in the U.S., and improved credit costs. Japan recorded losses of $45 million in the 2005 second quarter and $53 million in the 2005 six months, a decrease in income of $64 million and $98 million, respectively, compared to the related 2004 periods.

Global Wealth Management Net Income—Regional View

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
North America (excluding Mexico)	$315	$282	12%	$588	$597	(2)%
Mexico	10	12	(17)	23	28	(18)
EMEA	3	4	(25)	2	13	(85)
Japan	(45)	19	NM	(53)	45	NM
Asia (excluding Japan)	31	34	(9)	66	69	(4)
Latin America	8	12	(33)	15	22	(32)

Total Net Income	$322	$363	(11)%	$641	$774	(17)%

NM
Not meaningful

        Global Wealth Management net income was $322 million and $641 million in the 2005 second quarter and six months. In Japan, the wind-down of the Private Bank business resulted in losses of $45 million and $53 million in the 2005 second quarter and six months, respectively, compared to income of $19 million and $45 million in the prior-year quarter and first six months of 2004, respectively. Lower transactional revenue was the primary driver of results in Latin America, where income was down $4 million and $7 million from the prior-year quarter and six months; in Mexico, which declined $2 million and $5 million, respectively; and in EMEA, which was down $1 million and $11 million, respectively. In Asia, income was down $3 million, or 9%, from the prior-year quarter and $3 million, or 4%, in the six-month period, as growth in recurring and transactional revenues in the 2005 second quarter was offset by higher expense levels resulting from the impact of investment spending on front office sales and support. Partially offsetting these decreases, income in North America (excluding Mexico) of $315 million in the 2005 second quarter, was up $33 million, or 12%, from the 2004 quarter as growth in fee-based and net interest revenue in Smith Barney and Private Bank, driven by higher customer volumes, outpaced the decline in transactional revenues. North America (excluding Mexico) income for the first six months of 2005 was $588 million, down $9 million, or 2%, from the 2004 period as lower transactional revenue was partly offset by the benefit of higher customer volumes in both business and improved credit costs in Private Bank.

Smith Barney

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$1,647	$1,582	4%	$3,316	$3,314	—
Operating expenses	1,252	1,235	1	2,603	2,555	2%
Provision for credit losses	4	—	—	4	—	—

Income before taxes	391	347	13%	709	759	(7)%
Income taxes	152	136	12	273	296	(8)

Net income	$239	$211	13%	$436	$463	(6)%

Average Risk Capital(1)	$927	$1,290	(28)%	$902	$1,289	(30)%
Return on Risk Capital(1)	103%	66%		97%	72%
Return on Invested Capital(1)	73%	50%		68%	55%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 38.

        Smith Barney net income of $239 million in the 2005 second quarter increased $28 million, or 13%, from the 2004 second quarter, primarily due to higher asset-based fee revenue, which was partially offset by lower transactional revenue and higher staff related costs. Net income of $436 million in the 2005 six months decreased $27 million, or 6%, from 2004, primarily due to decreases in transactional revenue, partially offset by higher asset-based fee revenue.

        Revenues, net of interest expense, of $1.647 billion in the 2005 second quarter increased $65 million, or 4%, from the prior-year period, primarily due to increases in asset-based fee revenue, reflecting higher assets under fee-based management, partially offset by decreases in transactional revenue, reflecting lower customer trading volumes. Revenues, net of interest expense, of $3.316 billion for the 2005 six months increased $2 million, reflecting an increase in asset-based revenue of $162 million, or 10%, partially offset by lower transactional revenue of $160 million, or 10%, primarily due to decreased customer trading volumes.

        Total assets under fee-based management were $245 billion as of June 30, 2005, up $23 billion, or 10%, from the prior-year period. Total client assets, including assets under fee-based management, of $987 billion in the 2005 second quarter increased $63 billion, or 7%, compared to the prior-year quarter, principally due to market appreciation and positive net inflows. Net inflows were $5 billion in the 2005 second quarter, unchanged as compared to the prior-year quarter. Smith Barney had 12,150 financial consultants as of June 30, 2005, compared with 12,094 as of June 30, 2004. Annualized revenue per financial consultant of $538,000 increased 2% from the prior-year second quarter.

        Operating expenses of $1.252 billion in the 2005 second quarter and $2.603 billion in the 2005 six months, increased $17 million, or 1%, and $48 million, or 2%, from the comparable 2004 periods. The increase in the 2005 second quarter was mainly due to higher staff related costs, partially offset by lower legal expenses. The increase in the 2005 six months also included repositioning charges of $28 million pretax in the first quarter of 2005.

        During the 2005 second quarter Citigroup announced that Smith Barney will be adding approximately 1,300 financial consultants and more than 100 branches in connection with the sale of the asset management business to Legg Mason. This transaction is expected to close during the fourth quarter of 2005.

In billions of dollars	June 30, 2005	June 30, 2004	% Change
Consulting Group and Internally Managed Accounts	$159	$146	9%
Financial Consultant Managed Accounts	86	76	13

Total Assets under Fee-Based Management	$245	$222	10%

Total Client Assets	$987	$924	7%

Annualized Revenue per Financial Consultant (in thousands of dollars)	$538	$529	2%

Private Bank

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$453	$505	(10)%	$957	$1,078	(11)%
Operating expenses	334	286	17	673	625	8
Provision for credit losses	(4)	(1)	NM	(20)	3	NM

Income before taxes	123	220	(44)%	304	450	(32)%
Income taxes	40	68	(41)	99	139	(29)

Net income	$83	$152	(45)%	$205	$311	(34)%

Client business volumes under management (in billions of dollars)	$220	$203	8%	$220	$203	8%

Average Risk Capital(1)	$1,165	$727	60%	$1,141	$708	61%
Return on Risk Capital(1)	29%	84%		36%	88%
Return on Invested Capital(1)	26%	82%		34%	86%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 38.

NM Not meaningful

        Private Bank reported net income of $83 million in the second quarter of 2005, a decrease of $69 million, or 45%, from the 2004 second quarter. Net income for the first six months of 2005 was $205 million, a decrease of $106 million, or 34%, from the first six months of 2004. The decrease in income in both the quarter and six-month comparisons was mainly driven by the wind-down of the business in Japan, as well as lower transactional revenues and the impact of investment spending on front office sales and support, which were partially offset by growth in recurring fee-based and net interest revenues, primarily in the U.S., and improved credit costs. Japan recorded losses of $45 million in the 2005 second quarter and $53 million in the 2005 six months, a decrease in income of $64 million and $98 million, respectively, compared to the related 2004 periods.

	Three Months Ended June 30,
In billions of dollars at year end			% Change
	2005	2004
Client Business Volumes:
Client Assets Under Fee—Based Management	$52	$44	18%
Banking and Fiduciary Deposits	46	46	—
Investment Finance	43	40	8
Other, Principally Custody Accounts	79	73	8

Total	$220	$203	8%

        Client business volumes were $220 billion at the end of the 2005 second quarter, up $17 billion, or 8%, from $203 billion at the end of the 2004 second quarter. Growth in client business volumes was driven by an increase in Client Assets Under Fee-Based Management of $8 billion, or 18%, mainly reflecting positive net flows in the United States. Custody assets grew $6 billion, or 8%, with growth in the U.S. and Mexico partially offset by a decline in Japan. Investment finance volumes, which include loans, letters of credit, and commitments, increased $3 billion, or 8%, primarily reflecting growth in structured and real estate lending in the United States. Banking and Fiduciary Deposits were flat, as a decline in Japan offset growth of $4 billion, or 9%, led by Europe and Asia.

        Revenues, net of interest expense, were $453 million in the second quarter of 2005 and $957 million in the 2005 six months, down $52 million, or 10% from the prior-year quarter and down $121 million, or 11%, from the first six months of 2004. Revenue in Japan was down $73 million in the 2005 second quarter and $134 million in the 2005 six months, and included losses of $34 million resulting from foreign exchange and interest rate hedges on the client settlement reserve that was established in the fourth quarter of 2004. In North America, revenue grew $19 million, or 9%, compared to the 2004 quarter and $32 million, or 7%, compared to the 2004 six-month period, mainly driven by growth in client business volumes including deposits, fee-based assets and lending volumes. Revenue growth in North America was negatively impacted by net interest margin compression resulting from rising interest rates and lower treasury earnings. In Asia, revenue was up $9 million, or 9%, in the quarterly comparison but down $3 million, or 1%, in the six-month comparison, reflecting growth in banking-related revenue and strong transactional revenue in the first quarter of 2004. Revenue in Latin America was down $6 million, or 11%, and $6 million, or 5%, compared to the 2004 second quarter and six months, respectively. Revenue in EMEA was down $1 million, or 1%, and down $10 million, or 7%, compared to the 2004 second quarter and six months, respectively. Revenue declines in Latin America and EMEA were driven by a lower client transactional activity that was mitigated by improvements in banking-related revenue.

        Operating expenses were $334 million in the second quarter of 2005 and $673 million in the first six months of 2005, up $48 million, or 17%, and $48 million, or 8%, respectively, driven by increases in Japan of $20 million, or 65%, and $10 million, or 14%, compared to the related prior-year periods, reflecting costs associated with exiting the business, as well as higher employee-related costs in other regions, including investments in front office sales and support. The six-month period of 2005 includes a $7 million charge in the first quarter associated with limited staff reductions, mainly in middle- and back-office functions.

        Net recoveries in the provision for loan losses were $4 million and $20 million in the second quarter and six months of 2005, respectively, compared to a recovery of $1 million in the second quarter of 2004 and a net provision of $3 million in the first six months of 2004. Loans 90 days or more past due were $113 million in the 2005 second quarter, down from $125 million in the 2005 first quarter and $146 million in the 2004 second quarter. Continuation of a beneficial credit environment, globally, has, in part, been driven by the resolution of previously written-off loans, as well as improvement in the risk profile of the lending portfolio.

ALTERNATIVE INVESTMENTS

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$1,112	$545	NM	$1,978	$736	NM
Operating expenses	159	123	29%	264	210	26%
Provision for credit losses	—	(1)	100	—	—	—

Income before taxes and minority interest	953	423	NM	1,714	526	NM
Income taxes	334	138	NM	601	172	NM
Minority interest, net of tax	234	7	NM	366	43	NM

Net income	$385	$278	38%	$747	$311	NM

Average Risk Capital(1)	$4,315	$3,678	17%	$4,202	$3,663	15%
Return on Risk Capital(1)	36%	30%		36%	17%
Return on Invested Capital(1)	34%	29%		34%	15%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 38.

NM
Not meaningful

        Alternative Investments reported revenues, net of interest expense, of $1.112 billion in the 2005 second quarter, an increase of $567 million over the 2004 second quarter. For the 2005 six months, Alternative Investments reported revenues, net of interest expense of $1.978 billion, which increased $1.242 billion from the 2004 six-month period. Revenues, net of interest expense, consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Proprietary Investment Activities:
Net realized gains (losses)(1)	$266	$303	(12)%	$325	$340	(4)%
Net unrealized gains (losses):
Publicly—traded investments	115	(15)	NM	76	(129)	NM
Private equity and other investments(2)	562	76	NM	1,248	213	NM
Fees, dividends and interest	86	92	(7)	167	130	28
Other(3)	—	31	(100)	17	64	(73)

Proprietary Investment Activities revenues	1,029	487	NM	1,833	618	NM
Client Revenues(4)	83	58	43%	145	118	23%

Revenues, net of interest expense	$1,112	$545	NM	$1,978	$736	NM

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

NM
Not meaningful

Proprietary Investment Activities revenues

        The proprietary investment portfolio of Alternative Investments consists of private equity, single- and multi-manager hedge funds, real estate, and St. Paul shares. Private equity, which constitutes the majority of proprietary investments, on both a direct and indirect basis, is in the form of equity and mezzanine debt financing in companies across a broad range of industries worldwide, including investments in companies located in developing economies. Such investments in developing economies include Citigroup Venture Capital International Brazil, LP (CVC/Brazil, formerly CVC/Opportunity Equity Partners, LP), which invests in companies privatized by the government of Brazil in the mid-1990s.

        Private equity investments held in investment company subsidiaries and CVC/Brazil are carried at fair value with net unrealized gains and losses recorded in income. Direct private investments in companies located in developing economies are principally carried at cost with impairments recognized in income for "other than temporary" declines in value. Other investment activities are primarily carried at fair value, with net unrealized gains and losses reported in income.

        The ownership of St. Paul shares was a result of the April 1, 2004 merger of Travelers Property Casualty Corp. (TPC) with The St. Paul Companies, whereby existing shares of TPC common stock were converted to 0.4334 shares of St. Paul common stock. As of June 30, 2005, the Company owned 32.1 million shares or approximately 4.7% of St. Paul shares outstanding. The shares are reported as Investments (available-for-sale) on the Consolidated Balance Sheet.

        Total proprietary revenues, net of interest expense, of $1.029 billion in the 2005 second quarter increased $542 million over the second quarter of 2004. The growth in proprietary revenues was driven by higher net unrealized gains on private equity investments of $486 million and higher net unrealized gains on publicly-traded investments of $130 million, partially offset by lower net realized gains of $37 million, lower other revenue of $31 million and lower fees, dividends and interest of $6 million. The higher net unrealized gains on private equity investments were primarily attributable to unrealized gains from investment activity in the United States and Latin America. Investment activity in the United States improved significantly due to better results from a consolidated investment company subsidiary. Latin American results reflect the favorable currency movements in Brazil and the resulting impact on the Company's investment in CVC/Brazil. The Company's investment in CVC/Brazil is subject to a variety of controversies involving some of its portfolio companies, which could affect future valuation of these companies. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 63. The increase in net unrealized gains on publicly-traded investments was primarily due to a mark-to-market gain on an investment in an Indian software company. The decrease in net realized gains was primarily due to lower realized gains from European private equity investments, partially offset by higher realized gains from sales of St. Paul shares. The decrease in other proprietary revenues was primarily driven by higher funding costs. The decline in fees, dividends and interest revenues was the result of lower dividend and interest income from private equity investments.

        For the 2005 six months, total proprietary revenues, net of interest expense, of $1.833 billion increased $1.215 billion from the 2004 six-month period. The growth in proprietary revenues was driven by higher net unrealized gains on private equity investments of $1.035 billion, higher net unrealized gains on publicly-traded investments of $205 million and higher fees, dividends and interest of $37 million, partially offset by lower other proprietary revenues of $47 million and lower net realized gains of $15 million. The higher net unrealized gains on private equity investments were primarily attributable to an increase in net unrealized gains related to a consolidated investment company subsidiary, whose underlying investments reflected improved performance, and improved results from CVC/Brazil. The higher net unrealized gains on publicly-traded investments were primarily due to a significant improvement on an investment in an Indian software company in which the prior-year results included unrealized losses. The increase in fees, dividends and interest revenues was the result of higher dividend and interest income from private equity investments in the United States. The decrease in other proprietary revenues was primarily driven by higher funding costs. The decrease in net realized gains were primarily due to lower realized gains from Asian and European private equity investments, partially offset by higher realized gains from sales of St. Paul shares.

        Proprietary capital under management of $9.6 billion as of June 30, 2005 increased $2.2 billion from June 30, 2004 due to additional capital investments received and changes in valuation.

Client revenues

        CAI has a growing client portfolio comprised of single- and multi-manager hedge funds, real estate, managed futures, private equity, and a variety of leveraged fixed income products (credit structures). Clients include both institutions and high-net-worth individuals. Products are distributed directly to investors and through Citigroup's Private Bank and Smith Barney businesses. Prior to 2005, the pretax profits of CAI were recorded in the respective Citigroup distributor's income statement as a component of revenues.

        Total client revenues, net of interest expense, of $83 million in the second quarter 2005 increased $25 million over the second quarter of 2004. For the 2005 six months, total client revenues, net of interest expense, of $145 million increased $27 million from the 2004 six-month period. The higher client revenues were primarily driven by higher performance fees earned and the absence of the profit-sharing arrangements that were in place in 2004.

        CAI managed $21.7 billion in unlevered client capital as of June 30, 2005, an increase of $2 billion from June 30, 2004.

        Operating expenses of $159 million in the 2005 second quarter increased $36 million from the second quarter of 2004. For the 2005 six months, operating expenses of $264 million increased $54 million from the 2004 six-month period. The higher operating expenses were primarily due to higher employee-related expenses and an increase in the operating expenses from hedge funds and real estate.

        Minority interest, net of tax, of $234 million in the second quarter 2005, increased $227 million from the second quarter of 2004. For the 2005 six months, minority interest, net of tax, of $366 million increased $323 million from the 2004 six-month period. The increase in minority interest was primarily due to net unrealized gains related to underlying investments held by consolidated legal entities.

CORPORATE/OTHER

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2005	2004	2005	2004
Revenues, net of interest expense	$(206)	$(59)	$(204)	$252
Operating expenses	106	(40)	201	71
Provisions for benefits, claims and credit losses	(1)	—	(1)	—

Income (loss) before taxes and minority interest	(311)	(19)	(404)	181
Income taxes (benefits)	(62)	6	(74)	19
Minority interest, net of tax	(4)	(3)	3	(7)

Income (loss) from continuing operations	(245)	(22)	(333)	169
Income from discontinued operations	342	228	668	537

Net income	$97	$206	$335	$706

        Corporate/Other reported a net loss from continuing operations of $245 million in the 2005 second quarter and a net loss of $333 million in the six months ended June 30, 2005, which represented a decrease in income of $223 million from the 2004 three-month period and a decrease in income of $502 million from the 2004 six-month period. The decrease in the second quarter was primarily attributable to lower net treasury results due to higher funding costs, higher unallocated taxes held at the Corporate level and higher unallocated corporate costs. The decrease in the six-month period was primarily attributable to the sale of EFS, which resulted in an after-tax gain of $180 million in the 2004 first quarter, as well as higher unallocated taxes held at the Corporate level, lower net treasury results and higher unallocated corporate costs.

        Revenues, net of interest expense, of $(206) million and $(204) million in the 2005 second quarter and six months, respectively, decreased $147 million and $456 million, from the corresponding prior-year periods. The second quarter and six-month period decreases reflect lower net treasury results, mainly due to higher funding costs. The decrease in the six-month period further reflects the absence of the EFS gain in the prior year.

        Operating expenses of $106 million and $201 million in the 2005 second quarter and six months increased $146 million and $130 million, respectively, from the 2004 periods. The second quarter and six-month increases were primarily due to increased intercompany eliminations and higher unallocated corporate costs.

        Discontinued Operations includes the operations of the Life Insurance & Annuities Business and the Asset Management Business. The Life Insurance and Annuities Business sale to MetLife closed on July 1, 2005. See Note 4 to the Consolidated Financial Statements.

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

        RORC, calculated as annualized net income divided by average risk capital, compares business income with the capital required to absorb the risks. This is similar to a return on tangible equity calculation. It is used to assess businesses' operating performance and to determine incremental allocation of capital for organic growth.

        ROIC is calculated using income adjusted to exclude a net internal funding cost Citigroup levies on the intangible assets of each business. This adjusted annualized income is divided by the sum of each business's average risk capital and intangible assets (excluding mortgage servicing rights, which are captured in risk capital). ROIC thus compares business income with the total invested capital—risk capital and intangible assets created through acquisitions—used to generate that income. ROIC is used to assess returns on potential acquisitions and divestitures, and to compare long-term performance of businesses with differing proportions of organic and acquired growth.

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

        At June 30, 2005, March 31, 2005, December 31, 2004 and June 30, 2004, risk capital for Citigroup was comprised of the following risk types:

In billions of dollars	June 30, 2005	March 31, 2005	December 31, 2004	June 30, 2004
Credit risk	$36.0	$33.8	$33.2	$31.1
Market risk	15.0	15.0	16.0	17.1
Operational risk	7.8	8.5	8.1	8.7
Insurance risk	0.2	0.2	0.2	0.2
Intersector diversification(1)	(4.9)	(5.0)	(5.3)	(5.6)

Total Citigroup	$54.1	$52.5	$52.2	51.5

Return on average risk capital (quarter)	36%	40%	41%	9%
Return on average invested capital (quarter)	18%	20%	20%	5%
Return on risk capital (six months)	38%			26%
Return on invested capital (six months)	19%			13%

(1)
Reduction in Risk represents diversification between risk sectors.

        The increase in total risk capital from March 31, 2005 to June 30, 2005 was primarily related to growth in credit exposure and portfolio changes, as well as refinements in risk capture. This was partially offset by decreases in overall risk of approximately $0.1 billion due to the exclusion at June 30, 2005 of the risk capital associated with the Sale of the Asset Management Business and a further decrease in Operational risk, due largely to changes in business mix.

        Average risk capital, return on risk capital and return on invested capital are provided for each segment and product and are disclosed on pages 18 to 36 of this Management's Discussion and Analysis.

        The increase in average risk capital versus June 30, 2004 was primarily driven by increases in Corporate and Investment Banking, Global Consumer and Alternative Investments. Average risk capital of $27.3 billion in Global Consumer increased $4.8 billion, or 21%, as a result of a $2.5 billion, or 19%, increase in Retail Banking, a $2.2 billion, or 40%, increase in Cards, and a $57 million, or 2%, increase in Consumer Finance. The $2.5 billion increase in Retail Banking was primarily due to the KorAm, PRMI and FAB acquisitions and higher credit risk, while the $2.2 billion increase in Cards was driven by refinements in risk capital methodologies, increase in the ownership share of the Brazilian CrediCard business and portfolio growth outside North America. Corporate and Investment Banking average risk capital increased $2.3 billion, or 12%, driven by an increase in Capital Markets and Banking of $2.2 billion, or 13%, which was largely due to the impact in 2004 on operational risk capital of the WorldCom and Litigation Reserve Charge and the acquisition of KorAm. Global Wealth Management average risk capital was relatively unchanged, as a $438 million increase in Private Bank average risk capital (due to increases in operational risk capital and changes in diversification with Smith Barney) was partially offset by a $363 million decrease in Smith Barney average risk capital (due to lower operational risk and the impact of changes in diversification benefits with Private Bank). Alternative Investments average risk capital of $4.3 billion increased $637 million, or 17%, resulting from higher market risk related to positive revaluations of certain of the Company's investment positions.

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

Details of Credit Loss Experience

In millions of dollars	2nd Qtr. 2005	1st Qtr. 2005	4th Qtr. 2004	3rd Qtr. 2004	2nd Qtr. 2004
Allowance for loan losses at beginning of period	$10,894	$11,269	$12,034	$12,715	$12,506

Provision for loan losses
Consumer	1,835	1,869	1,549	1,431	1,935
Corporate	(115)	(56)	(163)	(402)	(347)

	1,720	1,813	1,386	1,029	1,588

Gross loan losses:
Consumer
In U.S. offices	1,472	1,539	1,674	1,542	1,769
In offices outside the U.S.	869	840	859	848	803
Corporate
In U.S. offices	32	23	7	27	9
In offices outside the U.S.	79	49	87	157	79

	2,452	2,451	2,627	2,574	2,660

Loan recoveries:
Consumer
In U.S. offices	333	261	261	283	260
In offices outside the U.S.	211	193	190	172	165
Corporate
In U.S. offices	7	13	32	27	12
In offices outside the U.S.	123	82	67	178	98

	674	549	550	660	535

Net loan losses
In U.S. offices	1,164	1,288	1,388	1,259	1,506
In offices outside the U.S.	614	614	689	655	619

	1,778	1,902	2,077	1,914	2,125

Other—net(1)(2)(3)	(418)	(286)	(74)	204	746

Allowance for loan losses at end of period	$10,418	$10,894	$11,269	$12,034	$12,715

Allowance for unfunded lending commitments(4)	700	600	600	600	600

Total allowance for loans, leases, and unfunded lending commitments	$11,118	$11,494	$11,869	$12,634	$13,315

Net consumer loan losses	$1,797	$1,925	$2,082	$1,935	$2,147
As a percentage of average consumer loans	1.68%	1.83%	1.97%	1.93%	2.22%

Net corporate loan losses	$(19)	$(23)	$(5)	$(21)	$(22)
As a percentage of average corporate loans	NM	NM	NM	NM	NM

(1)
The 2005 second quarter includes reductions to the allowance for credit losses of $132 million related to securitizations and portfolio sales, $139 million of purchase accounting adjustments related to the KorAm acquisition, and a $79 million reclassification to a non-credit related reserve.

(2)
The 2005 first quarter includes reductions to the allowance for credit losses of $129 million related to credit cards securitizations and $90 million from the sale of CitiCapital's Transportation Finance business.

(3)
The 2004 second quarter includes the addition of $715 million of credit loss reserves related to the acquisition of KorAm.

(4)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

NM Not meaningful

Cash-Basis, Renegotiated, and Past Due Loans

In millions of dollars	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004
Corporate cash-basis loans
Collateral dependent (at lower of cost or collateral value)(1)	$8	$8	$7	$15	$59
Other	1,588	1,724	1,899	2,185	2,560

Total	$1,596	$1,732	$1,906	$2,200	$2,619

Corporate cash-basis loans
In U.S. offices	$181	$238	$254	$334	$503
In offices outside the U.S.	1,415	1,494	1,652	1,866	2,116

Total	$1,596	$1,732	$1,906	$2,200	$2,619

Renegotiated loans (includes Corporate and Commercial Business Loans)
In U.S. offices	$18	$21	$63	$69	$81
In offices outside the U.S.	$13	15	20	26	30

Total	$31	$36	$83	$95	$111

Consumer loans on which accrual of interest had been suspended
In U.S. offices	$1,908	$2,180	$2,485	$2,622	$2,712
In offices outside the U.S.	2,791	2,890	2,978	2,830	2,860

Total	$4,699	$5,070	$5,463	$5,452	$5,572

Accruing loans 90 or more days delinquent(2)
In U.S. offices	$2,789	$2,962	$3,153	$3,298	$2,770
In offices outside the U.S.	407	390	401	358	503

Total	$3,196	$3,352	$3,554	$3,656	$3,273

(1)
A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(2)
Substantially all consumer loans, of which $1,744 million, $1,829 million, $1,867 million, $1,874 million and $1,459 million are government-guaranteed student loans and Federal Housing Authority mortgages at June 30, 2005, March 31, 2005, December 31, 2004, September 30, 2004 and June 30, 2004, respectively.

Other Real Estate Owned and Other Repossessed Assets

In millions of dollars	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004
Other real estate owned(1)
Consumer	$248	$286	$320	$373	$369
Corporate	133	127	126	95	98

Total other real estate owned	$381	$413	$446	$468	$467

Other repossessed assets(2)	$49	$74	$93	$100	$97

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

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The table also summarizes the accrual status of Commercial Business loans as a percentage of related loans. The managed loan portfolio includes credit card receivables held for sale and securitized, and the table reconciles to a held basis, the comparable GAAP measure. Only North America Cards from a product view and North America from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. For example, the Cards business considers both on-balance sheet and securitized balances (together, their managed portfolio) when determining capital allocation and general management decisions and compensation. Furthermore, investors utilize information about the credit quality of the entire managed portfolio, as the results of both the held and securitized portfolios impact the overall performance of the Cards business. For a further discussion of managed basis reporting, see the Cards business on page 19 and Note 12 to the Consolidated Financial Statements.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

	Total Loans	90 Days or More Past Due(1)			Average Loans	Net Credit Losses(1)
In millions of dollars, except total and average loan amounts in billions	Jun. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Jun. 30, 2004	2nd Qtr. 2005	2nd Qtr. 2005	1st Qtr. 2005	2nd Qtr. 2004
Product View:
Cards	$158.0	$2,634	$2,753	$2,808	$157.5	$2,113	$2,081	$2,373
Ratio		1.67%	1.74%	1.82%		5.38%	5.23%	6.27%
North America	139.8	2,370	2,479	2,565	139.3	1,985	1,945	2,248
Ratio		1.70%	1.76%	1.85%		5.71%	5.50%	6.61%
International	18.2	264	274	243	18.2	128	136	125
Ratio		1.45%	1.54%	1.55%		2.84%	3.08%	3.25%
Consumer Finance	101.6	1,726	1,875	1,948	103.7	784	797	857
Ratio		1.70%	1.80%	1.96%		3.03%	3.08%	3.52%
North America	79.9	1,254	1,399	1,444	81.5	467	486	515
Ratio		1.57%	1.71%	1.84%		2.30%	2.40%	2.69%
International	21.7	472	476	504	22.2	317	311	342
Ratio		2.17%	2.13%	2.38%		5.73%	5.59%	6.57%
Retail Banking	179.0	3,818	3,992	3,576	175.7	170	192	176
Ratio		2.13%	2.30%	2.46%		0.39%	0.46%	0.51%
North America	129.6	2,377	2,469	2,054	125.9	45	43	45
Ratio		1.83%	2.00%	2.03%		0.14%	0.15%	0.18%
International	49.4	1,441	1,523	1,522	49.8	125	149	131
Ratio		2.92%	3.05%	3.46%		1.01%	1.20%	1.28%
Private Bank(2)	40.1	113	125	146	39.1	(5)	(5)	—
Ratio		0.28%	0.32%	0.39%		(0.05)%	(0.05)%	(0.01)%
Other Consumer	1.7	—	—	—	1.2	—	—	—

Managed loans (excluding Commercial Business)(3)	$480.4	$8,291	$8,745	$8,478	$477.2	$3,062	$3,065	$3,406
Ratio		1.73%	1.84%	1.94%		2.57%	2.62%	3.21%

Securitized receivables (all in North America Cards)	(89.6)	(1,231)	(1,296)	(1,222)	(87.7)	(1,307)	(1,162)	(1,244)
Credit card receivables held for sale(4)	—	—	(10)	(133)	(0.6)	(9)	(4)	(46)

On-balance sheet loans (excluding Commercial Business)	$390.8	$7,060	$7,439	$7,123	$388.9	$1,746	$1,899	$2,116
Ratio		1.81%	1.92%	2.01%		1.80%	1.98%	2.44%

		Cash-Basis Loans(1)				Net Credit Losses(1)
Commercial Business Groups(5)	$38.3	$495	$593	$1,173	$39.6	$51	$26	$31
Ratio		1.29%	1.56%	2.96%		0.52%	0.28%	0.31%

Total Consumer Loans(6)	$429.1				$428.5	$1,797	$1,925	$2,147

Regional View:
North America (excluding Mexico)	$365.9	$5,542	$5,957	$5,758	$362.1	$2,441	$2,428	$2,763
Ratio		1.51%	1.65%	1.73%		2.71%	2.74%	3.42%
Mexico	9.8	482	436	380	9.6	52	47	45
Ratio		4.93%	4.70%	5.07%		2.16%	2.07%	2.35%
EMEA	37.2	1,647	1,732	1,720	37.8	235	227	204
Ratio		4.43%	4.50%	5.02%		2.49%	2.39%	2.40%
Japan	13.7	273	276	340	14.4	261	257	303
Ratio		1.99%	1.86%	2.02%		7.24%	6.68%	7.26%
Asia (excluding Japan)	50.3	318	316	248	49.9	93	101	88
Ratio		0.63%	0.64%	0.57%		0.75%	0.82%	0.88%
Latin America	3.5	29	28	32	3.4	(20)	5	3
Ratio		0.84%	0.85%	1.11%		(2.33)%	0.59%	0.42%

Managed loans (excluding Commercial Business)(3)	$480.4	$8,291	$8,745	$8,478	$477.2	$3,062	$3,065	$3,406
Ratio		1.73%	1.84%	1.94%		2.57%	2.62%	3.21%

(1)
The ratios of 90 days or more past due, cash-basis loans, and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(2)
Private Bank results are reported as part of the Global Wealth Management segment.

(3)
This table presents credit information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. Only North America Cards from a product view, and North America from a regional view, are impacted. See a discussion of managed basis reporting on page 42.

(4)
Included within Other Assets on the Consolidated Balance Sheet.

(5)
Includes CitiCapital collateral-dependent loans.

(6)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the second quarter of 2005, which are included in Consumer Loans on the Consolidated Balance Sheet.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	June 30, 2005	Mar. 31, 2005	June 30, 2004	2nd Qtr. 2005	1st Qtr. 2005	2nd Qtr. 2004
Total managed(1) (Including Commercial Business)	$518.7	$514.4	$477.4	$516.8	$513.3	$467.1
Securitized receivables (all in North America Cards)	(89.6)	(87.7)	(76.4)	(87.7)	(86.5)	(75.6)
Credit card receivables held for sale(2)	—	(0.6)	(6.3)	(0.6)	(0.2)	(2.1)

On-balance sheet(3) (Including Commercial Business)	$429.1	$426.1	$394.7	$428.5	$426.6	$389.4

(1)
This table presents loan information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. See a discussion of managed basis reporting on page 42.

(2)
Included within Other Assets on the Consolidated Balance Sheet.

(3)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the second quarter of 2005, the first quarter of 2005, and second quarter of 2004, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

        Total delinquencies 90 days or more past due (excluding the Commercial Business) in the managed portfolio were $8.291 billion, or 1.73%, of loans at June 30, 2005, compared to $8.745 billion, or 1.84%, at March 31, 2005 and $8.478 billion, or 1.94%, at June 30, 2004. Total cash-basis loans in the Commercial Business were $495 million, or 1.29%, of loans at June 30, 2005, compared to $593 million, or 1.56%, at March 31, 2005 and $1.173 billion, or 2.96%, at June 30, 2004. Total managed net credit losses (excluding the Commercial Business) in the 2005 second quarter were $3.062 billion and the related loss ratio was 2.57%, compared to $3.065 billion and 2.62% in the 2005 first quarter and $3.406 billion and 3.21% in the 2004 second quarter. In the Commercial Business, total net credit losses were $51 million and the related loss ratio was 0.52% in the 2005 second quarter, compared to $26 million and 0.28% in the 2005 first quarter and $31 million and 0.31% in the 2004 second quarter. For a discussion of trends by business, see business discussions on pages 18 to 26 and page 33.

        Citigroup's total allowance for loans, leases and unfunded lending commitments of $11.118 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $7.714 billion at June 30, 2005, $8.060 billion at March 31, 2005 and $9.316 billion at June 30, 2004. The decrease in the allowance for credit losses from June 30, 2004 of $1.602 billion was primarily due to the impact of reserve releases, which occurred subsequent to June 30, 2004 of $1.050 billion related to continued improved credit conditions in North America, Latin America, Asia and Japan; reductions related to securitizations in the Cards business; portfolio sales; purchase accounting adjustments related to the KorAm acquisition; $90 million from the sale of CitiCapital's Transportation portfolio; and a $79 million re-class to a non-credit-related reserve. Offsetting this decrease in the allowance for credit losses was the impact of reserve builds of $211 million, primarily related to Germany, and the impact of foreign currency translation.

        On-balance sheet consumer loans of $429.1 billion increased $34.4 billion, or 9%, from June 30, 2004, primarily driven by growth in mortgage and other real-estate-secured loans in the Prime Home Finance, Consumer Finance and Private Bank businesses, the impact of strengthening currencies, and growth in student loans in North America. Credit card receivables declined, primarily due to the impact of securitization activities and higher payment rates by customers. In the North America (excluding Mexico) Commercial Business, loans declined, reflecting the continued liquidation and sale of non-core portfolios, including a decline of approximately $4.3 billion resulting from the 2005 first quarter sale of CitiCapital's transportation portfolio, partially offset by an increase of $2.4 billion from the FAB acquisition. Loans in Japan also declined mainly reflecting continued contraction in the Consumer Finance portfolio.

        Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macroeconomic and regulatory policies.

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

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	June 30, 2004
Corporate Cash—Basis Loans
Capital Markets and Banking	$1,493	$1,655	$1,794	$2,501
Transaction Services	103	77	112	118

Total Corporate Cash—Basis Loans	$1,596	$1,732	$1,906	$2,619

Net Credit Losses
Capital Markets and Banking	$(16)	$(14)	$(7)	$(23)
Transaction Services	1	(12)	2	2
Other	(4)	3	—	(1)

Total Net Credit Losses	$(19)	$(23)	$(5)	$(22)

Corporate Allowance for Credit Losses	$2,704	$2,834	$2,890	$3,399
Corporate Allowance for Credit Losses on Unfunded Lending Commitments(1)	700	600	600	600

Total Corporate Allowance for Loans, Leases, and Unfunded Lending Commitments	$3,404	$3,434	$3,490	$3,999

Corporate Allowance As a Percentage of Total Corporate Loans(2)	2.18%	2.41%	2.54%	3.01%

(1)
Represents additional reserves recorded within Other Liabilities on the Consolidated Balance Sheet.

(2)
Does not include the Allowance for Unfunded Lending Commitments.

        As noted in the table above, compared with June 30, 2005, cash-basis loans decreased $1.023 billion from June 30, 2004 due to a $1.008 billion decrease in Capital Markets and Banking. Capital Markets and Banking decreased primarily due to charge-offs against reserves as well as paydowns on corporate borrowers in North America, Argentina, Brazil and Asia.

        Cash-basis loans decreased $136 million from March 31, 2005, primarily due to decreases in Capital Markets and Banking. Capital Markets and Banking decreased primarily due to asset sales and paydowns from borrowers in North America, Europe, Brazil and Argentina.

        Total corporate Other Real Estate Owned (OREO) was $133 million, $127 million, $126 million and $98 million at June 30, 2005, March 31, 2005, December 31, 2004 and June 30, 2004, respectively.

        Total corporate loans outstanding at June 30, 2005, were $124 billion as compared to $118 billion, $114 billion and $113 billion at March 31, 2005, December 31, 2004 and June 30, 2004, respectively.

        The total corporate portfolio for direct outstandings, including drawn loans, overdrafts, interbank placements, banker's acceptances, certain investment securities and leases, and its unfunded commitments, including unused commitments to lend, letters of credit and financial guarantees was $509 billion as of June 30, 2005, compared to $465 billion and $445 billion as of March 31, 2005 and December 31, 2004, respectively.

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

        Citigroup's allowance for credit losses for loans, leases and lending commitments of $11.118 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the Corporate portfolio was $3.404 billion at June 30, 2005, compared to $3.434 billion at March 31, 2005, $3.490 billion and $3.999 billion at December 31, 2004 and June 30, 2004, respectively. The allowance attributed to corporate loans, leases and unfunded lending commitments as a percentage of corporate loans was 2.75% at June 30, 2005, as compared to 2.92%, 3.07% and 3.54% at March 31, 2005, December 31, 2004 and June 30, 2004, respectively. The $595 million decrease in the total allowance at June 30, 2005 from June 30, 2004 primarily reflects reserve releases for funded exposures of $400 million due to continued improvement in the portfolio, net specific reserve releases/utilization of $268 million partially offset by a $100 million increase in the reserve for unfunded lending commitments, due to an increase in outstanding commitments. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

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

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" section beginning on page 52. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

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

Citigroup Interest Rate Exposure (Impact on Pretax Earnings)

        The table below illustrates the impact to Citigroup's pretax earnings over a one-year and five-year time horizon from a 100 basis point (bps) increase and a 100 basis point decrease in the yield curves applicable to various currencies, the primary scenarios evaluated by senior management. The five-year horizon amounts are discounted back to current amounts.

	June 30, 2005		March 31, 2005		June 30, 2004
In millions of dollars	100 bps Increase	100 bps Decrease	100 bps Increase	100 bps Decrease	100 bps Increase	100 bps Decrease
U.S. dollar
Twelve months and less	$(413)	$325	$(596)	$545	$(647)	$525
Discounted five year	$569	$(1,883)	$(397)	$(572)	$(73)	$(1,014)

Mexican peso
Twelve months and less	$74	$(74)	$67	$(67)	$46	$(46)
Discounted five year	$282	$(285)	$281	$(283)	$196	$(196)

Euro
Twelve months and less	$(83)	$83	$(77)	$77	$(89)	$89
Discounted five year	$41	$(42)	$128	$(130)	$28	$(28)

Japanese yen
Twelve months and less	$46	NM	$35	NM	$60	NM
Discounted five year	$135	NM	$123	NM	$215	NM

Pound sterling
Twelve months and less	$20	$(21)	$17	$(18)	$38	$(38)
Discounted five year	$176	$(178)	$169	$(171)	$186	$(186)

NM
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

        For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $113 million, $116 million, and $99 million at June 30, 2005, March 31, 2005, and June 30, 2004, respectively. Daily exposures averaged $130 million during the 2005 second quarter and ranged from $98 million to $154 million, respectively.

        The following table summarizes Value-at-Risk in the trading portfolios as of June 30, 2005, March 31, 2005 and June 30, 2004, along with the averages:

In millions of dollars	June 30, 2005	Second Quarter 2005 Average	March 31, 2005	First Quarter 2005 Average	June 30, 2004	Second Quarter 2004 Average
Interest rate	$109	$129	$111	$115	$96	$94
Foreign exchange	16	12	13	16	14	14
Equity	37	33	34	33	23	25
Commodity	15	17	20	18	20	16
Covariance adjustment	(64)	(61)	(62)	(58)	(54)	(53)

Total—All market risk factors, including general and specific risk	$113	$130	$116	$124	$99	$96

Specific risk component	$7	$6	$3	$6	$—	$9

Total—General market factors only	$106	$124	$113	$118	$99	$87

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

        The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the first and second quarters of 2005 and the second quarter of 2004:

	Second Quarter 2005		First Quarter 2005		Second Quarter 2004
In millions of dollars
	Low	High	Low	High	Low	High
Interest rate	$93	$155	$94	$151	$83	$112
Foreign exchange	9	19	10	23	9	28
Equity	28	41	27	41	21	32
Commodity	15	21	15	24	12	20

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

COUNTRY AND CROSS-BORDER RISK

MANAGEMENT PROCESS

Country Risk

        The Citigroup Country Risk Committee is chaired by the Global Head of Country Risk Management, and includes as its members business managers and independent risk managers from around the world. The committee's primary objective is to strengthen the management of country risk, defined as the total risk to the Company of an event that impacts a country. The committee regularly reviews all risk exposures within a country, makes recommendations as to actions, and follows up to ensure appropriate accountability.

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

						June 30, 2005		December 31, 2004
					Net Investments in and Funding of Local Franchises(2)
	Cross-Border Claims on Third Parties					Total Cross- Border Out- standings		Total Cross- Border Out- standings
In billions of dollars	Trading and Short-Term Claims(1)	Resale Agreements	All Other	Total			Commitments(3)		Commitments(3)
United Kingdom	$6.7	$19.6	$2.8	$29.1	$—	$29.1	$86.5	$32.9	$82.2
Germany	15.0	5.4	2.2	22.6	5.0	27.6	21.6	25.0	19.7
South Korea	2.6	1.5	0.1	4.2	12.4	16.6	5.8	14.9	2.2
Netherlands	11.2	1.4	1.8	14.4	—	14.4	6.0	12.9	4.9
France	6.5	6.3	1.1	13.9	—	13.9	28.5	17.3	19.4
Canada	3.7	0.8	1.5	6.0	6.1	12.1	3.0	12.0	2.6
Italy	7.6	1.2	0.7	9.5	1.9	11.4	2.6	10.5	2.7

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

        Total cross-border outstandings for June 30, 2005 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis amounted to $16.1 billion for the United Kingdom, $36.8 billion for Germany, $15.3 billion for South Korea, $16.8 billion for the Netherlands, $15.1 billion for France, $13.5 billion for Canada, and $21.8 billion for Italy.

        Total cross-border outstandings for December 31, 2004 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis amounted to $13.2 billion for the United Kingdom, $39.1 billion for Germany, $15.1 billion for South Korea, $14.9 billion for the Netherlands, $16.2 billion for France, $13.0 billion for Canada, and $14.0 billion for Italy.

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

        As noted in the table below, Citigroup maintained its "well-capitalized" position during the first six months of 2005 and the full year of 2004.

Citigroup Regulatory Capital Ratios

	June 30, 2005	March 31, 2005	December 31, 2004
Tier 1 Capital	8.71%	8.78%	8.74%
Total Capital (Tier 1 and Tier 2)	11.87%	12.03%	11.85%
Leverage(1)	5.19%	5.19%	5.20%
Common stockholders' equity	7.23%	7.34%	7.29%

(1)
Tier 1 Capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars	June 30, 2005	March 31, 2005	December 31, 2004
Tier 1 Capital
Common stockholders' equity	$111,912	$109,411	$108,166
Qualifying perpetual preferred stock	1,125	1,125	1,125
Qualifying mandatorily redeemable securities of subsidiary trusts	6,445	6,342	6,209
Minority interest	856	931	937
Less: Net unrealized gains on securities available-for-sale(1)	(2,750)	(1,748)	(2,633)
Accumulated net gains on cash flow hedges, net of tax	(180)	(337)	(173)
Intangible assets:(2)
Goodwill	(32,529)	(32,368)	(31,992)
Other disallowed intangible assets	(7,270)	(7,306)	(6,794)
50% investment in certain subsidiaries(3)	(37)	(74)	(68)
Other	(537)	(436)	(362)

Total Tier 1 Capital	77,035	75,540	74,415

Tier 2 Capital
Allowance for credit losses(4)	11,085	10,899	10,785
Qualifying debt(5)	16,503	16,788	15,383
Unrealized marketable equity securities gains(1)	325	401	384
Less: 50% investment in certain subsidiaries(3)	(36)	(74)	(68)

Total Tier 2 Capital	27,877	28,014	26,484

Total Capital (Tier 1 and Tier 2)	$104,912	$103,554	$100,899

Risk-adjusted assets(6)	$883,939	$860,497	$851,563

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

(6)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $46.9 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts as of June 30, 2005, compared to $47.3 billion as of March 31, 2005 and $47.6 billion as of December 31, 2004. Market risk-equivalent assets included in risk-adjusted assets amounted to $44.6 billion, $42.7 billion and $39.4 billion at June 30, 2005, March 31, 2005 and December 31, 2004, respectively. Risk-adjusted assets also include the effect of other off-balance sheet exposures, such as unused loan commitments and letters of credit, and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        Common stockholders' equity increased approximately $3.7 billion during the first six months of 2005 to $111.9 billion at June 30, 2005, representing 7.2% of assets, compared to $108.2 billion and 7.3% at year-end 2004. The increase reflected net income of $10.5 billion and $2.5 billion related to the net issuance of shares pursuant to employee benefit plans and other activity, offset by dividends declared on common and preferred stock of $4.6 billion, treasury stock acquired of $2.9 billion, $1.1 billion related to the net issuance of restricted and deferred stock, and $0.7 billion related to the after-tax net change in equity from non-owner sources. The decrease in the common stockholders' equity ratio during the first six months of 2005 reflected the above items and the 4.3% increase in total assets.

        On April 14, 2005, the Board of Directors authorized up to an additional $15 billion of capital for share repurchases. As of June 30, 2005, $14.3 billion remains under authorized repurchase programs, after the repurchase of $2.9 billion in shares during the first half of 2005. For further details see Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds," on page 100.

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, at June 30, 2005 and December 31, 2004 were $6.445 billion and $6.209 billion, respectively. On March 1, 2005, the FRB issued the final rule that allows for the continued limited inclusion of trust preferred securities in the Tier 1 Capital of Bank Holding Companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The final rule provides a transition period, ending March 31, 2009, for application of the quantitative limits. See "Regulatory Capital and Accounting Standards Developments" on page 54.

        Citigroup's subsidiary depository institutions in the U.S. are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well capitalized" under federal bank regulatory agency definitions, Citigroup's depository institutions must have a Tier 1 Capital Ratio of at least 6%, a combined Tier 1 and Tier 2 Capital Ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. At June 30, 2005, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal regulatory agencies' definitions.

Citibank, N.A. Ratios

	June 30, 2005	March 31, 2005	December 31, 2004
Tier 1 Capital	8.48%	8.65%	8.42%
Total Capital (Tier 1 and Tier 2)	12.72%	12.97%	12.51%
Leverage(1)	6.32%	6.33%	6.28%
Common stockholder's equity	7.57%	7.78%	7.51%

(1)
Tier 1 Capital divided by adjusted average assets.

Citibank, N.A. Components of Capital Under Regulatory Guidelines

In billions of dollars	June 30, 2005	March 31, 2005	December 31, 2004
Tier 1 Capital	$42.8	$42.7	$41.7
Total Capital (Tier 1 and Tier 2)	$64.3	$64.0	$62.0

        Citibank's net income for the second quarter of 2005 and for the six months ended June 30, 2005 amounted to $2.1 billion and $4.4 billion, respectively. During the second quarter of 2005 and the six months ended June 30, 2005, Citibank paid dividends of $1.6 billion and $2.2 billion, respectively.

        During the first six months of 2005 and the full year 2004, Citibank issued an additional $1.1 billion and $1.6 billion, respectively, of subordinated notes to Citicorp that qualify for inclusion in Citibank's Tier 2 capital. Total subordinated notes issued to Citicorp that were outstanding at June 30, 2005 and December 31, 2004 and included in Citibank's Tier 2 capital amounted to $15.0 billion and $13.9 billion, respectively. Following the merger of Citicorp into Citigroup on August 1, 2005, all of Citibank's subordinated debt will be assigned to Citigroup. See "Funding" on page 56 for further details of the merger.

Other Subsidiary Capital Considerations

        Certain of the Company's U.S. and non-U.S. broker/dealer subsidiaries, including Citigroup Global Markets Inc., an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI), are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The Company's U.S. registered broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Net Capital Rule, Rule 15c3-1 (the Net Capital Rule), promulgated under the Exchange Act. The Net Capital Rule requires the maintenance of minimum net capital, as defined. The Net Capital Rule also limits the ability of broker/dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict CGMHI's ability to withdraw capital from its broker/dealer subsidiaries, which in turn could limit CGMHI's ability to pay dividends and make payments on its debt. CGMHI monitors its leverage and capital ratios on a daily basis. Certain of the Company's broker/dealer subsidiaries are also subject to regulation in the countries outside of the U.S. in which they do business. Such regulations may include requirements to maintain specified levels of net capital or its equivalent. The Company's U.S. and non-U.S. broker/dealer subsidiaries were in compliance with their respective capital requirements at June 30, 2005.

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

        Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 63.

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

        A series of standard corporate-wide liquidity ratios have been established to monitor the structural elements of Citigroup's liquidity. For aggregate bank entities, these include cash capital (defined as core deposits, long-term debt, and capital compared with illiquid assets), liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans. Several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. At the Holding Company level for Citigroup and for CGMHI, there are ratios established for liquid assets against short-term obligations. Triggers to elicit management discussion, which may result in other actions, have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

        Market triggers are internal or external market or economic factors that may imply a change to market liquidity or Citigroup's access to the markets. Citigroup market triggers are monitored by the Corporate Treasurer and the Head of Risk Architecture and are discussed with the Global ALCO. Appropriate market triggers are also established and monitored for each major operating subsidiary and/or country as part of the funding and liquidity plans. Local triggers are reviewed with the local country or business ALCO and independent risk management.

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

        At the Holding Company level, Citigroup maintains sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without incremental access to the unsecured markets.

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

        Citigroup is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. There are various legal limitations on the extent to which Citigroup's banking subsidiaries may extend credit, pay dividends or otherwise supply funds to Citigroup and its non-bank subsidiaries. The approval of the Office of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed net profits (as defined) for that year combined with its retained net profits for the preceding two years. In addition, dividends for such a bank may not be paid in excess of the bank's undivided profits. State-chartered bank subsidiaries are subject to dividend limitations imposed by applicable state law.

        As of June 30, 2005, Citigroup's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies, without regulatory approval, of approximately $14.5 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that, as of June 30, 2005, its bank subsidiaries can directly or through their parent holding company distribute dividends to Citigroup of approximately $13.4 billion of the available $14.5 billion.

        Citigroup also receives dividends from its nonbank subsidiaries, either directly or through their parent holding company. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

        As discussed in the "Capital Resources" section beginning on page 52, the ability of CGMHI to declare dividends could be restricted by capital considerations of its broker/dealer subsidiaries.

        During 2005, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 63.

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

        Citigroup's funding sources are well diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the Parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $572.6 billion. A significant portion of these deposits have been, and are expected to be, long-term and stable and are considered core.

        Citigroup and its subsidiaries have a significant presence in the global capital markets. During the 2005 second quarter, Citigroup consolidated its capital markets funding activities into two legal entities: i) Citigroup Inc., which issues long-term debt, trust preferred securities, preferred and common stock, and ii) Citigroup Funding Inc. (CFI) a newly formed, fully guaranteed, first-tier subsidiary of Citigroup, which issues commercial paper and medium-term notes. Publicly-underwritten debt was also formerly issued by CGMHI, Citicorp, Associates First Capital Corporation (Associates) and CitiFinancial Credit Company, which includes the underwritten debt previously issued by WMF. As part of the funding consolidation during the 2005 second quarter, Citigroup unconditionally guaranteed CGMHI's outstanding SEC-registered indebtedness. CGMHI will no longer file periodic reports with the SEC and will continue to be rated on the basis of a guarantee of its financial obligations from Citigroup. On August 1, 2005, Citigroup merged its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. Coinciding with this merger, Citigroup assumed all existing indebtedness and outstanding guarantees of Citicorp. As a result, Citigroup has also guaranteed various debt obligations of Associates and of CitiFinancial Credit Company, each an indirect subsidiary of Citigroup. See Note 16 to the Consolidated Financial Statements for further discussions. Other significant elements of long-term debt in the Consolidated Balance Sheet include advances from the Federal Home Loan Bank system, asset-backed outstandings related to the purchase of Sears, and debt of foreign subsidiaries.

        Citigroup's borrowings are diversified by geography, investor, instrument and currency. Decisions regarding the ultimate currency and interest rate profile of liquidity generated through these borrowings can be separated from the actual issuance through the use of derivative financial products.

        CGMHI and some of its nonbank subsidiaries have credit facilities with Citigroup's subsidiary banks, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act. There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries. In general, these restrictions require that any such transactions must be on terms that would ordinarily be offered to unaffiliated entities and secured by designated amounts of specified collateral.

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, has an unutilized credit facility of Canadian $1.0 billion as of June 30, 2005 that matures in October 2005. The facility is guaranteed by Citigroup following the merger of Citicorp into Citigroup, effected on August 1, 2005. In connection therewith, Citigroup is required to maintain a certain level of consolidated stockholders' equity (as defined in the credit facility's agreements). At June 30, 2005, Citigroup exceeded this requirement by approximately $94.0 billion.

        Citigroup uses its liquidity to service debt obligations, to pay dividends to its stockholders, to support organic growth, to fund acquisitions and to repurchase its shares in the market or otherwise, pursuant to Board-of-Directors approved plans.

        Each of Citigroup's major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the environment in which it operates. Particular attention is paid to those businesses that for tax, sovereign risk or regulatory reasons cannot be freely and readily funded in the international markets.

CGMHI

        As noted on page 56, during the 2005 second quarter, Citigroup consolidated its capital markets funding activities into two legal entities: Citigroup Inc. and CFI. As part of the funding consolidation, during the 2005 second quarter Citigroup unconditionally guaranteed CGMHI's outstanding SEC-registered indebtedness.

        CGMHI's total assets were $484.9 billion at June 30, 2005, an increase from $440.6 billion at year-end 2004. Due to the nature of CGMHI's trading activities, it is not uncommon for CGMHI's asset levels to fluctuate significantly from period to period.

        CGMHI's consolidated balance sheet is highly liquid, with the vast majority of its assets consisting of marketable securities and collateralized short-term financing agreements arising from securities transactions. The highly liquid nature of these assets provides CGMHI with flexibility in financing and managing its business. CGMHI monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for flexibility in its funding, to maintain liquidity, and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

        CGMHI funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is CGMHI's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" (FIN 41). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $319.8 billion at June 30, 2005. Uncollateralized short-term borrowings provide CGMHI with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive source. Sources of short-term uncollateralized borrowings include commercial paper, intercompany borrowings from CFI, unsecured bank borrowings, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $24.5 billion at June 30, 2005.

        CGMHI has a five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $2.5 billion. This facility is guaranteed by Citigroup. CGMHI also has three-year facilities totaling $542 million with unaffiliated banks with any borrowings maturing on various dates in 2007 and 2008. CGMHI may borrow under these revolving credit facilities at various interest rate options (LIBOR, Fed Funds or base rate) and compensates the banks for these facilities through facility fees. At June 30, 2005, there were no outstanding borrowings under these facilities. CGMHI also has committed long-term financing facilities with unaffiliated banks. At June 30, 2005, CGMHI had drawn down the full $1.65 billion then available under these facilities. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). CGMHI compensates the banks for these facilities through facility fees. Under all of these facilities, CGMHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At June 30, 2005, this requirement was exceeded by approximately $8.6 billion. CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

        Unsecured term debt is a significant component of CGMHI's long-term capital. Long-term debt totaled $58.5 billion at June 30, 2005 and $59.3 billion at December 31, 2004. CGMHI utilizes interest rate swaps to convert the majority of its fixed-rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

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

        SPEs may be organized as trusts, partnerships, or corporations. An SPE is an entity that is often created for a specified purpose, such as to facilitate the securitization of receivables or the leasing of assets. In a securitization, the Company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business. The SPE obtains the cash needed to pay the transferor for the assets received by issuing securities to investors in the form of debt and equity instruments, certificates, commercial paper, and other notes of indebtedness. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a cash collateral account or overcollateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit or asset purchase agreement. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies, such as Standard & Poor's, Moody's Investors Service, or Fitch Ratings, than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The transferor can use the cash proceeds from the sale to extend credit to additional customers or for other business purposes. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE's investors or to limit or change the credit risk of the SPE. The Company may be the counterparty to any such derivative. The securitization process enhances the liquidity of the financial markets, may spread credit risk among several market participants, and makes new funds available to extend credit to consumers and commercial entities.

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

        Our credit card receivable and mortgage loan securitizations are organized as Qualifying SPEs (QSPEs). A QSPE is an entity whose activities are extremely limited and circumscribed by the documents that establish the entity. It is considered to be distinct from the transferor and holds only passive financial instruments and certain other instruments that are directly related to the assets transferred. In addition, QSPEs can sell their assets only in response to certain specified events and circumstances. QSPEs may not engage in activities that require decision-making. They are, therefore, not VIEs subject to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R). An entity is subject to FIN 46-R and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. The forms of involvement in these entities are called variable interests, such as contracts that expose the holder of the interest to gains, losses, or both, depending on the performance of the VIE. A variable interest holder that absorbs a majority of the entity's expected residual returns and/or expected losses is the primary beneficiary and must consolidate the VIE. SPEs may be QSPEs or VIEs or neither. When an entity is deemed a variable interest entity (VIE) under FIN 46-R, the entity in question must be consolidated by the primary beneficiary; however, we are not the primary beneficiary of most of these entities and as such do not consolidate most of them.

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

Credit Card Receivables

        Credit card receivables are securitized through trusts, which are established to purchase the receivables. Citigroup sells receivables into the trusts on a non-recourse basis. After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the QSPE trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The documents establishing the trusts generally require the Company to maintain an ownership interest in the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in certain of the sale agreements, the net revenue with respect to the investors' interest collected by the trusts each month is accumulated up to a predetermined maximum amount and is available over the remaining term of that transaction to make payments of interest to trust investors, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. If the net cash flows are insufficient, Citigroup's loss is limited to its seller's interest, retained securities, and an interest-

only strip that arises from the calculation of gain or loss at the time receivables are sold to the QSPE. When the predetermined amount is reached, net revenue with respect to the investors' interest is passed directly to the Citigroup subsidiary that sold the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. CGMHI is one of several underwriters that distribute securities issued by the trusts to investors. The Company relies on securitizations to fund approximately 60% of its Citi Cards business.

        At June 30, 2005 and December 31, 2004, total assets in the credit card trusts were $99 billion and $101 billion, respectively. Of those amounts at June 30, 2005 and December 31, 2004, $86 billion and $82 billion, respectively, has been sold to investors via trust-issued securities, and of the remaining seller's interest, $9.7 billion and $15.8 billion, respectively, is recorded in Citigroup's Consolidated Balance Sheet as Consumer Loans. Additional retained securities issued by the trusts totaling $3.1 billion and $2.9 billion at June 30, 2005 and December 31, 2004, respectively, are included in Citigroup's Consolidated Balance Sheet as available-for-sale securities. Citigroup retains credit risk on its seller's interest, retained securities, and reserves for expected credit losses. Amounts receivable from the trusts were $1.4 billion and $1.4 billion, respectively, and amounts due to the trusts were $1.5 billion and $1.3 billion, respectively, at June 30, 2005 and December 31, 2004. The Company also recognized an interest-only strip of $1.6 billion and $1.1 billion at June 30, 2005 and December 31, 2004, respectively, that arose from the calculation of gain or loss at the time assets were sold to the QSPE. In the three months ended June 30, 2005, the Company recorded net securitization gains of $237 million and for the first six months of 2005 recorded net gains of approximately $495 million. No material gains were recognized on securitizations during the first two quarters of 2004.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights that entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other asset securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $57 million and $30 million during the three months ended June 30, 2005 and 2004, respectively, and $143 million and $123 million during the first six months of 2005 and 2004, respectively.

Securitizations of Client Assets

        The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company, along with other financial institutions, provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit. At June 30, 2005 and December 31, 2004, total assets and liabilities in the unconsolidated conduits were $62 and $54 billion, respectively. One conduit with assets of $639 million is consolidated at June 30, 2005, compared with $656 million consolidated at December 31, 2004.

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

        See Note 12 to the Consolidated Financial Statements for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of June 30, 2005 and December 31, 2004.

In millions of dollars	June 30, 2005	December 31, 2004
Financial standby letters of credit and foreign office guarantees	$49,842	$45,796
Performance standby letters of credit and foreign office guarantees	9,416	9,145
Commercial and similar letters of credit	6,121	5,811
One- to four-family residential mortgages	4,966	4,559
Revolving open-end loans secured by one- to four-family residential properties	20,120	15,705
Commercial real estate, construction and land development	2,499	2,084
Credit card lines(1)	816,452	776,281
Commercial and other consumer loan commitments(2)	266,917	256,670

Total	$1,176,333	$1,116,051

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $127 billion and $131 billion with original maturity of less than one year at June 30, 2005 and December 31, 2004, respectively.

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

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: changing economic conditions—U.S., global, regional, or related to specific issuers or industries; movements in interest rates and foreign exchange rates; the credit environment, inflation, and geopolitical risks; the ability to gain market share in both new and established markets internationally; levels of activity in the global capital markets; macroeconomic factors and political policies and developments in the countries in which the Company's businesses operate; the level of bankruptcy filings and unemployment rates; the continued acts of terrorism; the effects of the Company's repositioning activities; the impact of controversies surrounding some of the portfolio companies in CVC/Brazil; the Company's subsidiaries' dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; and the resolution of legal and regulatory proceedings and related matters.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts
	2005	2004(1)	2005(1)	2004(1)
Revenues
Loan interest, including fees	$11,486	$10,794	$22,759	$21,563
Other interest and dividends	6,981	4,627	13,243	8,955
Insurance premiums	793	636	1,528	1,284
Commissions and fees	3,978	4,308	8,187	8,447
Principal transactions	844	1,062	3,059	2,373
Asset management and administration fees	1,491	1,325	2,999	2,714
Realized gains (losses) from sales of investments	455	218	698	347
Other revenue	2,809	2,856	4,984	4,539

Total revenues	28,837	25,826	57,457	50,222
Interest expense	8,668	4,971	16,092	9,435

Total revenues, net of interest expense	20,169	20,855	41,365	40,787

Benefits, claims, and credit losses
Policyholder benefits and claims	212	223	429	450
Provision for loan losses	1,720	1,588	3,533	3,818
Provision for unfunded lending commitments	100	—	100	—

Total benefits, claims, and credit losses	2,032	1,811	4,062	4,268

Operating expenses
Compensation and benefits	6,036	5,704	12,518	11,405
Net occupancy expense	1,272	1,215	2,514	2,270
Technology/communications expense	885	887	1,752	1,739
Advertising and marketing expense	620	643	1,261	1,237
Other operating expenses	2,159	9,723	4,331	11,697

Total operating expenses	10,972	18,172	22,376	28,348

Income from continuing operations before income taxes and minority interest	7,165	872	14,927	8,171
Provision (benefit) for income taxes	2,179	(83)	4,663	2,188
Minority interest, net of tax	255	39	418	103

Income from continuing operations	4,731	916	9,846	5,880

Discontinued operations
Income from discontinued operations	493	359	976	800
Provision for income taxes	151	131	308	263

Income from discontinued operations, net of tax	342	228	668	537

Net income	$5,073	$1,144	$10,514	$6,417

Basic Earnings Per Share
Income from continuing operations	$0.92	$0.18	$1.91	$1.15
Income from discontinued operations, net	0.07	0.04	0.13	0.10

Net income	$0.99	$0.22	$2.04	$1.25

Weighted average common shares outstanding	5,119.1	5,100.5	5,126.2	5,098.1

Diluted Earnings Per Share
Income from continuing operations	$0.91	$0.17	$1.88	$1.12
Income from discontinued operations, net	0.06	0.05	0.13	0.11

Net income	$0.97	$0.22	$2.01	$1.23

Adjusted weighted average common shares outstanding	5,208.1	5,201.3	5,217.1	5,202.2

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

In millions of dollars	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$28,942	$23,556
Deposits at interest with banks	31,322	23,889
Federal funds sold and securities borrowed or purchased under agreements to resell	232,369	200,739
Brokerage receivables	42,977	39,273
Trading account assets (including $84,290 and $102,573 pledged to creditors at June 30, 2005 and December 31, 2004 respectively	281,035	280,167
Investments (including $13,413 and $15,587 pledged to creditors at June 30, 2005 and December 31, 2004, respectively)	165,587	213,243
Loans, net of unearned income
Consumer	433,057	435,226
Corporate	123,880	113,603

Loans, net of unearned income	556,937	548,829
Allowance for credit losses	(10,418)	(11,269)

Total loans, net	546,519	537,560
Goodwill	32,235	31,992
Intangible assets	13,894	15,271
Reinsurance recoverables	808	4,783
Separate and variable accounts	1,320	32,264
Other assets	76,357	81,364
Assets of discontinued operations held for sale	94,424	—

Total assets	$1,547,789	$1,484,101

Liabilities
Non-interest-bearing deposits in U.S. offices	$32,133	$31,533
Interest-bearing deposits in U.S. offices	166,004	161,113
Non-interest-bearing deposits in offices outside the U.S.	31,281	28,379
Interest-bearing deposits in offices outside the U.S.	343,156	341,056

Total deposits	572,574	562,081
Federal funds purchased and securities loaned or sold under agreements to repurchase	252,774	209,555
Brokerage payables	53,600	50,208
Trading account liabilities	133,807	135,487
Contractholder funds and separate and variable accounts	1,670	68,801
Insurance policy and claims reserves	5,034	19,177
Investment banking and brokerage borrowings	24,727	25,799
Short-term borrowings	38,257	30,968
Long-term debt	211,346	207,910
Other liabilities	56,751	64,824
Liabilities of discontinued operations held for sale	84,212	—

Total liabilities	$1,434,752	$1,374,810

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	1,125	1,125
Common stock ($.01 par value; authorized shares: 15 billion), issued shares—5,477,416,086 at June 30, 2005 and at December 31, 2004	55	55
Additional paid-in capital	20,177	18,851
Retained earnings	108,026	102,154
Treasury stock, at cost: June 30, 2005—307,334,866 shares and December 31, 2004—282,773,501 shares	(12,299)	(10,644)
Accumulated other changes in equity from nonowner sources	(1,030)	(304)
Unearned compensation	(3,017)	(1,946)

Total stockholders' equity	113,037	109,291

Total liabilities and stockholders' equity	$1,547,789	$1,484,101

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Six Months Ended June 30,
In millions of dollars, except shares in thousands
	2005	2004
Preferred stock at aggregate liquidation value
Balance, beginning of period	$1,125	$1,125
Redemption or retirement of preferred stock	—	—

Balance, end of period	1,125	1,125

Common stock and additional paid-in capital
Balance, beginning of period	18,906	17,586
Employee benefit plans	1,275	944
Other	51	44

Balance, end of period	20,232	18,574

Retained earnings
Balance, beginning of period	102,154	93,483
Net income	10,514	6,417
Common dividends(1)	(4,608)	(4,159)
Preferred dividends	(34)	(34)

Balance, end of period	108,026	95,707

Treasury stock, at cost
Balance, beginning of period	(10,644)	(11,524)
Issuance of shares pursuant to employee benefit plans	1,142	1,165
Treasury stock acquired	(2,871)	(22)
Shares purchased from employee pension fund	—	(502)
Other(2)	74	(252)

Balance, end of period	(12,299)	(11,135)

Accumulated other changes in equity from nonowner sources
Balance, beginning of period	(304)	(806)
Net change in unrealized gains and losses on investment securities, net of tax	117	(1,803)
Net change for cash flow hedges, net of tax	7	(176)
Net change in foreign currency translation adjustment, net of tax	(850)	(553)

Balance, end of period	(1,030)	(3,338)

Unearned compensation
Balance, beginning of period	(1,946)	(1,850)
Net issuance of restricted and deferred stock	(1,071)	(772)

Balance, end of period	(3,017)	(2,622)

Total common stockholders' equity (shares outstanding: 5,170,081 in 2005 and 5,180,258 in 2004)	111,912	97,186

Total stockholders' equity	$113,037	$98,311

Summary of changes in equity from nonowner sources
Net income	$10,514	$6,417
Other changes in equity from nonowner sources, net of tax	(726)	(2,532)

Total changes in equity from nonowner sources	$9,788	$3,885

(1)
Common dividends declared were 44 cents per share in the second quarter of 2005 and 40 cents per share in the second quarter of 2004.

(2)
Primarily represents shares redeemed from a legacy employee plan trust for the six months ended 2004.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In millions of dollars
	2005	2004
Cash flows from operating activities of continuing operations
Net income	$10,514	$6,417
Income from discontinued operations, net of tax	668	537

Income from continuing operations	9,846	5,880
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities from continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	144	323
Additions to deferred policy acquisition costs	(221)	(595)
Depreciation and amortization	1,054	933
Provision for credit losses	3,533	3,818
Change in trading account assets	(2,363)	(8,672)
Change in trading account liabilities	(1,053)	9,870
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(31,630)	(21,986)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	43,237	16,351
Change in brokerage receivables net of brokerage payables	(312)	(9,824)
Change in insurance policy and claims reserves	(3)	529
Net realized gains from sales of investments	(698)	(347)
Venture capital activity	(994)	184
Restructuring-related items	—	(3)
Other, net	(3,857)	(2,241)

Total adjustments	6,837	(11,660)

Net cash provided by (used in) operating activities from continuing operations	16,683	(5,780)

Cash flows from investing activities
Change in deposits at interest with banks	(7,832)	(2,996)
Change in loans	(23,041)	(18,950)
Proceeds from sales of loans	9,774	6,709
Purchases of investments	(92,910)	(106,283)
Proceeds from sales of investments	46,533	62,418
Proceeds from maturities of investments	38,968	27,898
Other investments, primarily short-term, net	357	(3,217)
Capital expenditures on premises and equipment	(1,801)	(1,640)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	5,964	2,365
Business acquisitions	(602)	(2,935)

Net cash used in investing activities	(24,590)	(36,631)

Cash flows from financing activities
Dividends paid	(4,642)	(4,193)
Issuance of common stock	543	544
Treasury stock acquired	(2,871)	(524)
Stock tendered for payment of withholding taxes	(534)	(447)
Issuance of long-term debt	31,901	39,825
Payments and redemptions of long-term debt	(24,722)	(25,770)
Change in deposits	7,891	28,137
Change in short-term borrowings and investment banking and brokerage borrowings	6,217	8,747
Contractholder fund deposits	170	4,745
Contractholder fund withdrawals	(234)	(3,245)

Net cash provided by financing activities	13,719	47,819

Effect of exchange rate changes on cash and cash equivalents	(324)	(95)

Change in cash and due from banks	5,488	5,313
Cash and due from banks at beginning of period	23,556	21,149
Beginning cash of discontinued operations	(102)	—

Cash and due from banks at end of period from continuing operations	$28,942	$26,462

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$3,654	$2,795
Cash paid during the period for interest	$13,959	$8,130
Non-cash investing activities
Transfers to repossessed assets	$621	$488

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

In millions of dollars	June 30, 2005 (Unaudited)	December 31, 2004(1)
Assets
Cash and due from banks	$17,316	$13,354
Deposits at interest with banks	29,353	21,756
Federal funds sold and securities purchased under agreements to resell	27,279	15,637
Trading account assets (including $298 and $389 pledged to creditors at June 30, 2005 and December 31, 2004, respectively)	88,291	97,697
Investments (including $1,262 and $2,484 pledged to creditors at June 30, 2005 and December 31, 2004, respectively)	113,542	108,780
Loans held for sale	1,826	3,580
Loans, net of unearned income	377,240	378,100
Allowance for credit losses	(7,282)	(7,897)

Total loans, net	369,958	370,203
Goodwill	9,180	9,593
Intangible assets	10,038	10,557
Premises and equipment, net	5,684	6,288
Interest and fees receivable	5,395	5,250
Other assets	26,993	31,834

Total assets	$704,855	$694,529

Liabilities
Non-interest-bearing deposits in U.S. offices	$23,973	$22,399
Interest-bearing deposits in U.S. offices	104,285	102,376
Non-interest-bearing deposits in offices outside the U.S.	28,355	24,443
Interest-bearing deposits in offices outside the U.S.	313,731	309,784

Total deposits	470,344	459,002
Trading account liabilities	44,853	56,630
Purchased funds and other borrowings	59,322	47,160
Accrued taxes and other expense	8,678	10,970
Long-term debt and subordinated notes	41,711	41,038
Other liabilities	24,625	25,588
Stockholder's equity
Preferred stock ($100 par value)	1,950	1,950
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	751	751
Surplus	26,094	25,972
Retained earnings	28,125	25,935
Accumulated other changes in equity from nonowner sources(2)	(1,598)	(467)

Total stockholder's equity	55,322	54,141

Total liabilities and stockholder's equity	$704,855	$694,529

(1)
As previously disclosed in the December 31, 2004 Citicorp Annual Report on Form 10-K.

(2)
Amounts at June 30, 2005 and December 31, 2004 include the after-tax amounts for net unrealized gains on investment securities of $419 million and $348 million, respectively, for foreign currency translation of $(2.049) billion and $(880) million, respectively, and for cash flow hedges of $32 million and $65 million, respectively.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

        The accompanying unaudited consolidated financial statements as of June 30, 2005 and for the three- and six-month period ended June 30, 2005 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2004 Annual Report on Form 10-K and Citigroup's Form 8-K, which was filed on June 7, 2005.

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

Future Application of Accounting Standards

Stock-Based Compensation

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value. SFAS 123-R as issued is effective for interim and annual reporting periods beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance date for SFAS 123-R. The SEC's new rule allows companies to implement SFAS 123-R at the start of their fiscal year beginning after June 15, 2005. Thus, the Company will adopt SFAS 123-R on January 1, 2006 by using the modified prospective approach, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period. The portion of these options' fair value attributable to vested awards prior to the adoption of SFAS 123-R is never recognized. For unvested stock-based awards granted before January 1, 2003 ("APB 25 awards"), the Company will expense the fair value of the awards as at the grant date over the remaining vesting period. The impact of recognizing compensation expense for the unvested APB 25 awards will be immaterial to Citigroup's 2006 consolidated results. The Company continues to evaluate other aspects of adopting SFAS 123-R.

3. Business Developments and Combinations

Acquisition of First American Bank

        On March 31, 2005, Citigroup completed its acquisition of First American Bank in Texas (FAB). The transaction establishes Citigroup's retail branch presence in Texas, giving Citigroup 106 branches, $4.2 billion in assets and approximately 120,000 new customers in the state. The results of FAB are included in the Consolidated Financial Statements from March 2005 forward.

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

Divestiture of Citicorp Electronic Financial Services Inc.

        During January 2004, the Company completed the sale for cash of Electronic Financial Services Inc. (EFS) for $390 million (pretax). EFS is a provider of government-issued benefits payments and prepaid stored value cards used by state and federal government agencies, as well as of stored value services for private institutions. The sale of EFS resulted in an after-tax gain of $180 million in the 2004 first quarter.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup completed the acquisition of Washington Mutual Finance Corporation (WMF) for $1.25 billion in cash. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition included 427 WMF offices located in 26 states, primarily in the Southeastern and Southwestern U.S., and total assets of $3.8 billion. Citigroup has guaranteed all outstanding unsecured indebtedness of WMF. The results of WMF are included in the Consolidated Financial Statements from January 2004 forward.

Goodwill and Intangible Assets

        The changes in goodwill and intangible assets during 2005 were as follows:

In millions of dollars	Goodwill	Intangibles Assets (Net Carrying Amount)
Balance at December 31, 2004	$31,992	$15,271
FAB Acquisition	606	88
ABN Amro Custody Acquisition	43	8
Disposition of CitiCapital Transportation Finance	(119)	—
Transfers to Discontinued Operations—Life Insurance & Annuities	(291)	(86)
Capitalization of Credit Card Intangibles	—	87
MSR Originations(1)	—	172
Gain on Change in MSR Value(1)	—	59
Reclassification of Servicing Rights on Student Loan Securitizations	—	27
Amortization	—	(451)
Foreign Exchange Translation and Other(2)	(155)	397

Balance at March 31, 2005	$32,076	$15,572

Purchase Accounting Adjustments—KorAm	(110)	—
Purchase Accounting Adjustments—FAB	9	(45)
Transfers to Discontinued Operations—Asset Management	—	(777)
MSR Impairment Provision(1)	—	(267)
MSR Originations(1)	—	209
Loss on Change in MSR Value(1)	—	(519)
Capitalization of Credit Card Intangibles	—	80
Servicing Rights on Student Loan Securitizations	—	20
Amortization	—	(464)
Foreign Exchange Translation and Other	260	85

Balance at June 30, 2005	$32,235	$13,894

(1)
See Note 12 to the Consolidated Financial Statements for additional information on mortgage servicing rights.

(2)
Includes balance sheet reclassification of intangible assets.

        During the first two quarters of 2005 and 2004 no goodwill was written off due to impairment.

4. Discontinued Operations

Asset Management Business

        On June 24, 2005, the Company announced that it had signed a definitive agreement under which Citigroup will sell substantially all of its Asset Management Business in exchange for the broker-dealer business of Legg Mason, Inc. (Legg Mason), approximately $1.5 billion of Legg Mason's common and convertible preferred shares, and approximately $550 million in the form of a five-year loan facility provided by Citigroup Corporate and Investment Banking. The transaction does not include Citigroup's asset management business in Mexico, its retirement services business in Latin America (both of which are now included in Retail Banking) or its interest in the CitiStreet joint venture (which is now included in Smith Barney). The total value of the transaction is approximately $3.7 billion and will result in an after-tax gain to Citigroup upon closing of approximately $1.6 billion, with both amounts subject to adjustment. (The transaction described in this paragraph is referred to herein as the Sale of the Asset Management Business.)

        Citigroup and Legg Mason have entered into a three-year global agreement under which Citigroup will continue to offer its clients Asset Management's products and will inherit Legg Mason Wood Walker's position as the primary domestic provider of Legg Mason's fund family, including the equity funds of Legg Mason Capital Management Inc. These funds will be offered primarily through Citigroup's Global Wealth Management businesses, Smith Barney and Private Bank, as well as through Primerica and Citibank. All offerings will be subject to usual suitability and performance standards. For the three and six months ended June 30, 2005, intercompany fees paid by the Asset Management business to various other Citigroup businesses totaled approximately $51 million and $103 million, respectively. For the three and six months ended June 30, 2004, intercompany commission fees paid were approximately $53 million and $109 million, respectively.

        Upon the completion of the Sale of the Asset Management Business, Citigroup expects to add more than 1,300 financial advisors in more than 100 branch offices from Legg Mason's broker-dealer business to its Global Wealth Management business.

        The Sale of the Asset Management Business is expected to close during the 2005 fourth quarter and is subject to certain regulatory approvals and customary closing conditions. In connection with the transaction, Citigroup is seeking approval of Asset Management's mutual fund boards and shareholders.

        Also included in the sales agreement between Citigroup and Legg Mason are provisions related to transitional services that will be provided for a period of 24 to 30 months. These transitional service provisions may be terminated or extended. The costs associated with these provisions are not considered to be significant.

        The Asset Management Businesses being sold were the primary vehicles through which Citigroup engaged in the asset management business. The businesses generated total revenues of $323 million and $340 million and net income of $62 million and $64 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, Asset Management generated total revenues of $660 million and $690 million and net income of $115 million and $124 million, respectively. The businesses had total assets of $1.2 billion at June 30, 2005.

        Results for all of the businesses included in the Sale of the Asset Management Business are reported separately as Discontinued Operations for all periods presented. The assets and liabilities of the businesses being sold are included in Assets of Discontinued Operations Held for Sale and Liabilities of Discontinued Operations Held for Sale on the Consolidated Balance Sheet.

        The following is a summary of the assets and liabilities of Discontinued Operations Held for Sale related to the Sale of the Asset Management Business as of June 30, 2005:

In millions of dollars	June 30, 2005
Assets
Investments	$3
Intangible assets	777
Other assets	417

Total assets	$1,197

Liabilities
Other liabilities	$399

Total liabilities	$399

        Summarized financial information for Discontinued Operations related to the Asset Management Business was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2005	2004	2005	2004
Total revenues, net of interest expense	$323	$340	$660	$690

Income from discontinued operations	$99	$99	$185	$205
Provision for income taxes and minority interest, net	37	35	70	81

Income from discontinued operations, net of tax	$62	$64	$115	$124

Life Insurance & Annuities Business

        On July 1, 2005, the Company completed the sale of Citigroup's Travelers Life & Annuity, and substantially all of Citigroup's international insurance businesses, to MetLife, Inc. (MetLife). The businesses sold were the primary vehicles through which Citigroup engaged in the Life Insurance and Annuities business.

        Citigroup received $1.0 billion in MetLife equity securities and $10.8 billion in cash, which resulted in an after-tax gain of approximately $2.0 billion, which Citigroup will record during the 2005 third quarter.

        The transaction encompasses Travelers Life & Annuity's U.S. businesses and its international operations other than Citigroup's life business in Mexico (which is now included within Retail Banking). International operations include wholly owned insurance companies in the United Kingdom, Belgium, Australia, Brazil, Argentina, and Poland; joint ventures in Japan and Hong Kong; and offices in China. The transaction also includes Citigroup's Argentine pension business. (The transaction described in the preceding three paragraphs is referred to herein as the Sale of the Life Insurance & Annuities Business).

        In connection with the Sale of the Life Insurance & Annuities Business, Citigroup and MetLife have entered into ten-year agreements under which Travelers Life & Annuity products will be made available through certain Citigroup distribution channels, subject to appropriate suitability and other standards. In addition, MetLife products will be added to these distribution channels. For the three and six months ended June 30, 2005, intercompany commission fees paid by Travelers Life & Annuity to Citigroup affiliates for distribution services totaled approximately $115 million and $230 million, respectively. For the three and six months ended June 30, 2004, intercompany commission fees were approximately $100 million and $204 million, respectively.

        Also included in the sales agreement between Citigroup and MetLife are provisions related to transitional services that will be provided for a period of 24 to 30 months. These transitional service provisions may be terminated or extended. The costs associated with these provisions are not considered to be significant.

        The business being acquired by MetLife generated total revenues of $1.4 billion and $1.1 billion and net income of $280 million and $164 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the business generated total revenues of $2.7 billion and $2.3 billion and net income of $553 million and $413 million, respectively. The businesses had total assets of $93.2 billion at June 30, 2005.

        Results for all of the businesses included in the Sale of the Life Insurance & Annuities Business are reported as Discontinued Operations for all periods presented. The assets and liabilities of the businesses being sold are included in Assets of Discontinued Operations Held for Sale and Liabilities of Discontinued Operations Held for Sale on the Consolidated Balance Sheet.

        The following is a summary of the assets and liabilities of Discontinued Operations Held for Sale on the Consolidated Balance Sheet for operations related to the Sale of the Life Insurance & Annuities Business as of June 30, 2005:

In millions of dollars	June 30, 2005
Assets
Cash and due from banks	$158
Investments	48,860
Intangibles	86
Reinsurance recoverables	4,048
Separate and variable accounts	30,828
Other assets	9,247

Total assets	$93,227

Liabilities
Federal funds purchased and securities loaned or sold under repurchase agreements	$971
Contractholder funds and separate and variable accounts	66,139
Insurance policy and claims reserves	14,370
Other liabilities	2,333

Total liabilities	$83,813

        Summarized financial information for Discontinued Operations related to the Sale of the Life Insurance & Annuities Business was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2005	2004	2005	2004
Total revenues, net of interest expense	$1,380	$1,107	$2,742	$2,313

Income from discontinued operations	$394	$260	$791	$595
Provision for income taxes	114	96	238	182

Income from discontinued operations, net	$280	$164	$553	$413

Summarized financial information for all of the Company's Discontinued Operations:

        The following is a summary of the assets and liabilities on the Consolidated Balance Sheet related to the Company's total Discontinued Operations Held for Sale as of June 30, 2005:

In millions of dollars	June 30, 2005
Assets
Cash and due from banks	$158
Investments	48,863
Intangibles	863
Reinsurance recoverables	4,048
Separate and variable accounts	30,828
Other assets	9,664

Total assets	$94,424

Liabilities
Federal funds purchased and securities loaned or sold under repurchase agreements	$971
Contractholder funds and separate and variable accounts	66,139
Insurance policy and claims reserves	14,370
Other liabilities	2,732

Total liabilities	$84,212

        Summarized financial information for the Company's total Discontinued Operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2005	2004	2005	2004
Total revenues, net of interest expense	$1,703	$1,447	$3,402	$3,003

Income from discontinued operations	$493	$359	$976	$800
Provision for income taxes	151	131	308	263

Income from discontinued operations, net	$342	$228	$668	$537

5. Business Segment Information

        The following table presents certain information regarding the Company's continuing operations by segment:

	Total Revenues, Net of Interest Expense		Provision for Income Taxes		Income (Loss) from Continuing Operations(1)		Identifiable Assets
	Three Months Ended June 30,
In millions of dollars, except identifiable assets in billions							June 30, 2005(3)	Dec. 31, 2004(2)(4)
	2005	2004(2)	2005	2004(2)	2005	2004(2)
Global Consumer	$12,007	$12,215	$1,295	$1,519	$2,897	$3,102	$533	$532
Corporate and Investment Banking	5,156	6,067	420	(1,950)	1,372	(2,805)	825	763
Global Wealth Management	2,100	2,087	192	204	322	363	63	61
Alternative Investments	1,112	545	334	138	385	278	11	9
Corporate/Other	(206)	(59)	(62)	6	(245)	(22)	22	119

Total	$20,169	$20,855	$2,179	$(83)	$4,731	$916	$1,454	$1,484

	Total Revenues, Net of Interest Expense		Provision for Income Taxes		Income (Loss) from Continuing Operations(1)
	Six Months Ended June 30,
In millions of dollars
	2005	2004(2)	2005	2004(2)	2005	2004(2)
Global Consumer	$24,125	$23,866	$2,609	$2,722	$5,740	$5,723
Corporate and Investment Banking	11,193	11,541	1,155	(1,160)	3,051	(1,097)
Global Wealth Management	4,273	4,392	372	435	641	774
Alternative Investments	1,978	736	601	172	747	311
Corporate/Other	(204)	252	(74)	19	(333)	169

Total	$41,365	$40,787	$4,663	$2,188	$9,846	$5,880

(1)
Results in the 2005 second quarter and six-month period include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.0 billion and $4.1 billion, respectively, in Corporate and Investment Banking of $(14) million and $(70) million, respectively, and in Corporate/Other of $(1) million and $(1) million, respectively. Global Wealth Management recorded a pretax credit of $(16) million for the six-month period of 2005. The 2004 second quarter and six-month period results reflect pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.2 billion and $4.7 billion, respectively, in Corporate and Investment Banking of $(347) million and $(407) million, respectively, and in Global Wealth Management of $(1) million and $3 million, respectively. Alternative Investments recorded a pretax credit of $(1) million for the 2004 second quarter.

(2)
Reclassified to conform with the current period's presentation.

(3)
Identifiable assets excludes $94 billion of Assets of Discontinued Operations Held for Sale at June 30, 2005.

(4)
Corporate/Other includes assets at December 31, 2004 that were part of the Company's January 31, 2005 announced agreement for the Sale of the Life Insurance and Annuities Business and the Company's June 24, 2005 announced agreement for the Sale of the Asset Management Business.

6. Investments

In millions of dollars	June 30, 2005	December 31, 2004
Fixed maturities, substantially all available-for-sale at fair value	$194,272	$194,088
Equity securities(1)	10,913	10,114
Venture capital, at fair value	4,800	3,806
Short-term and other	4,465	5,235

Total investments including discontinued operations	214,450	213,243

Investments related to discontinued operations(2)(3)	48,863	—

Total investments	$165,587	$213,243

(1)
Includes non-marketable equity securities carried at cost of $7,544 million and $6,167 million at June 30, 2005 and December 31, 2004, respectively.

(2)
These investments are included on the Consolidated Balance Sheet as Assets of Discontinued Operations Held for Sale.

(3)
Primarily consists of Fixed maturities (predominantly U.S. corporates).

        The amortized cost and fair value of investments in fixed maturities and equity securities at June 30, 2005 and December 31, 2004 were as follows:

		June 30, 2005			December 31, 2004(1)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities held to maturity(2)	$41	$—	$—	$41	$94	$94

Fixed maturity securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. Federal agencies	$20,261	$383	$61	$20,583	$20,662	$21,008
U.S. Treasury and Federal agencies	33,948	262	320	33,890	33,791	33,616
State and municipal	10,862	727	15	11,574	8,897	9,482
Foreign government	61,051	569	183	61,437	65,538	65,970
U.S. corporate	42,299	2,051	462	43,888	38,921	40,408
Other debt securities	22,397	525	63	22,859	23,010	23,510

	190,818	4,517	1,104	194,231	190,819	193,994

Total fixed maturities	$190,859	$4,517	$1,104	$194,272	$190,913	$194,088

Equity securities(3)	$10,191	$728	$6	$10,913	$9,260	$10,114

(1)
At December 31, 2004, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $5.003 billion and $974 million, respectively.

(2)
Recorded at amortized cost.

(3)
Includes non-marketable equity securities carried at cost of $7,544 million and $6,167 million at June 30, 2005 and December 31, 2004, respectively, which are reported in both the amortized cost and fair value columns.

        The following table presents venture capital investment gains and losses:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2005	2004	2005	2004
Net realized investment gains/(losses)	$284	$83	$318	$71
Gross unrealized gains	575	328	1,249	474
Gross unrealized (losses)	(150)	(103)	(236)	(262)

Net realized and unrealized gains (losses)	$709	$308	$1,331	$283

7. Trading Account Assets and Liabilities

        Trading account assets and liabilities at market value consisted of the following:

In millions of dollars	June 30, 2005	December 31, 2004
Trading account assets
U.S. Treasury and Federal agency securities	$48,092	$38,506
State and municipal securities	12,602	12,430
Foreign government securities	25,167	27,556
Corporate and other debt securities	56,835	56,924
Derivatives(1)	45,633	57,484
Equity securities	59,480	58,260
Mortgage loans and collateralized mortgage securities	18,349	15,678
Other	15,623	13,329

Total trading account assets including discontinued operations	281,781	280,167
Trading account assets related to discontinued operations	746	—

Total trading account assets	$281,035	$280,167

Trading account liabilities
Securities sold, not yet purchased	$76,128	$71,001
Derivative and other contractual commitments(1)	57,918	64,486

Total trading account liabilities including discontinued operations	134,046	135,487
Trading account liabilities related to discontinued operations	239	—

Total trading account liabilities	$133,807	$135,487

(1)
Net of master netting agreements.

8. Debt

        Investment banking and brokerage borrowings consisted of the following:

In millions of dollars	June 30, 2005	December 31, 2004
Commercial paper	$13,180	$17,368
Bank borrowings	2,121	1,427
Other	9,426	7,004

Total investment banking and brokerage borrowings	$24,727	$25,799

        Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

In millions of dollars	June 30, 2005	December 31, 2004
Commercial paper
Citigroup Inc.	$—	$—
Citigroup Funding Inc.	13,829	—
Citicorp and Subsidiaries	4,787	8,270

	18,616	8,270
Other short-term borrowings	19,641	22,698

Total short-term borrowings	$38,257	$30,968

        Long-term debt, including its current portion, consisted of the following:

In millions of dollars	June 30, 2005	December 31 2004
Citigroup Inc.	$92,999	$87,913
Citicorp and Subsidiaries	72,844	73,827
Citigroup Global Markets Holdings Inc.(1)	44,490	45,237
Citigroup Funding Inc.	429	—
Other	584	933

Total long-term debt	$211,346	$207,910

(1)
Includes Targeted Growth Enhanced Term Securities (TARGETS) with carrying values of $436 million issued by TARGETS Trusts XVI through XXIV and $564 million issued by TARGETS Trusts XIII through XXIII at June 30, 2005 and December 31, 2004, respectively, (collectively, the "Trusts"). CGMHI owns all of the voting securities of the Trusts which are consolidated in Citigroup's Consolidated Balance Sheet. The Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the Trusts' common securities. The Trusts' obligations under the TARGETS are fully and unconditionally guaranteed by CGMHI and CGMHI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        Long-term debt at June 30, 2005 and December 31, 2004 includes $6,640 million and $6,397 million, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

        In 2004, Citigroup adopted FIN 46-R, which resulted in the assets and liabilities, as well as the related income and expenses of the Trusts, being excluded from Citigroup's Consolidated Financial Statements. However, the subordinated debentures issued by the Citigroup subsidiaries and purchased by the Trusts remain on Citigroup's Consolidated Balance Sheet under Long-term debt. In addition, the related interest expense continues to be included in the Consolidated Income Statement. For Regulatory Capital purposes, these Trust Securities remain a component of Tier 1 Capital. See "Capital Resources and Liquidity" section on page 52.

        Citigroup owns all of the voting securities of the subsidiary trusts. The subsidiary trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the subsidiary trusts and the subsidiary trusts' common securities. The subsidiary trusts' obligations are fully and unconditionally guaranteed by Citigroup.

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at June 30, 2005 and December 31, 2004:

						Junior Subordinated Debentures Owned by Trust
Trust Securities with Distributions Guaranteed by:					Common Shares Issued to Parent
	Issuance Date	Securities Issued	Liquidation Value	Coupon Rate		Amount	Maturity	Redeemable by Issuer Beginning
In millions of dollars, except share amounts
Citigroup:
Citigroup Capital II	Dec. 1996	400,000	$400	7.750%	12,372	$412	Dec. 1, 2036	Dec. 1, 2006
Citigroup Capital III	Dec. 1996	200,000	200	7.625%	6,186	206	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	24,000,000	600	6.000%	742,269	619	Sept. 27, 2034	Sept. 27, 2009

Total parent-obligated			$5,350			$5,515

Subsidiaries:
Citicorp Capital I	Dec. 1996	300,000	$300	7.933%	9,000	$309	Feb. 15, 2027	Feb. 15, 2007
Citicorp Capital II	Jan. 1997	450,000	450	8.015%	13,500	464	Feb. 15, 2027	Feb. 15, 2007

Total subsidiary-obligated			$750			$773

9. Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three- and six-month periods ended June 30, 2005 are as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2004	$2,633	$(3,110)	$173	$(304)
Decrease in unrealized gains on investment securities, net of tax(1)	(705)	—	—	(705)
Less: Reclassification adjustment for gains included in net income, net of tax(1)	(180)	—	—	(180)
Foreign currency translation adjustment, net of tax(2)	—	(656)	—	(656)
Cash flow hedges, net of tax	—	—	164	164

Current period change	(885)	(656)	164	(1,377)

Balance, March 31, 2005	$1,748	$(3,766)	$337	$(1,681)
Increase in unrealized gains on investment securities, net of tax(3)	1,272	—	—	1,272
Less: Reclassification adjustment for gains included in net income, net of tax(3)	(270)	—	—	(270)
Foreign currency translation adjustment, net of tax(2)	—	(194)	—	(194)
Cash flow hedges, net of tax	—	—	(157)	(157)

Current period change	1,002	(194)	(157)	651

Balance, June 30, 2005	$2,750	$(3,960)	$180	$(1,030)

(1)
Primarily due to an increase in market interest rates of fixed maturity securities, partially offset by realized gains resulting from the sale of securities.

(2)
Reflects, among other items, the movements in the Japanese yen, Polish zloty, British pound, Mexican peso and the euro against the U.S. dollar and changes in related tax effects.

(3)
Primarily due to a decrease in interest rates of fixed maturity securities, partially offset by realized gains resulting from the sale of securities.

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

        The following table summarizes certain information related to the Company's hedging activities for the three- and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2005	2004(1)	2005	2004(1)
Fair Value Hedges:
Hedge ineffectiveness recognized in earnings	$(35)	$(256)	$(27)	$(326)
Net gain (loss) excluded from assessment of effectiveness(2)	(6)	172	(276)	336
Cash Flow Hedges:
Hedge ineffectiveness recognized in earnings	(7)	9	(11)	12
Net gain (loss) excluded from assessment of effectiveness(2)	—	3	1	5
Net Investment Hedges:
Net gain (loss) included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$116	$197	$359	$79

(1)
Reclassified to conform to the current period's presentation.

(2)
Represents the portion of derivative gain (loss).

        The accumulated other changes in equity from nonowner sources from cash flow hedges for the three- and six-month periods ended June 30, 2005 and 2004 can be summarized as follows (after-tax):

In millions of dollars	2005	2004
Balance at January 1,	$173	$751
Net gain (loss) from cash flow hedges	187	(24)
Net amounts reclassified to earnings	(23)	(173)

Balance at March 31,	$337	$554
Net gain (loss) from cash flow hedges	(120)	139
Net amounts reclassified to earnings	(37)	(118)

Balance at June 30,	$180	$575

11.   Earnings Per Share

        The following reflects the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts
	2005	2004	2005	2004
Income from continuing operations	$4,731	$916	$9,846	$5,880
Discontinued operations	342	228	668	537
Preferred dividends	(17)	(17)	(34)	(34)

Income available to common stockholders for basic EPS	5,056	1,127	10,480	6,383
Effect of dilutive securities	—	—	—	—

Income available to common stockholders for diluted EPS	$5,056	$1,127	$10,480	$6,383

Weighted average common shares outstanding applicable to basic EPS	5,119.1	5,100.5	5,126.2	5,098.1
Effect of dilutive securities:
Options	34.9	46.7	37.4	51.6
Restricted and deferred stock	54.1	54.1	53.5	52.5

Adjusted weighted average common shares outstanding applicable to diluted EPS	5,208.1	5,201.3	5,217.1	5,202.2

Basic earnings per share
Income from continuing operations, net	$0.92	$0.18	$1.91	$1.15
Discontinued operations	0.07	0.04	0.13	0.10

Net income	$0.99	$0.22	$2.04	$1.25

Diluted earnings per share
Income from continuing operations	$0.91	$0.17	$1.88	$1.12
Discontinued operations, net	0.06	0.05	0.13	0.11

Net income	$0.97	$0.22	$2.01	$1.23

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

        The following tables summarize certain cash flows received from and paid to securitization trusts during the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$4.7	$21.9	$11.5	$3.7	$17.4	$4.8
Proceeds from collections reinvested in new receivables	47.4	0.2	—	38.7	—	—
Servicing fees received	0.5	0.3	—	0.4	0.1	—
Cash flows received on retained interests and other net cash flows	1.5	—	—	1.3	—	—

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$9.2	$37.4	$17.8	$6.5	$31.2	$9.5
Proceeds from collections reinvested in new receivables	91.7	0.3	—	77.1	—	—
Servicing fees received	0.9	0.5	—	0.7	0.3	—
Cash flows received on retained interests and other net cash flows	3.1	—	—	2.5	—	—

(1)
Other includes corporate debt securities, student loans and other assets.

        The Company recognized gains (losses) on securitizations of mortgages of $27 million and $(3) million for the three-month periods ended June 30, 2005 and 2004, respectively, and $113 million and $90 million during the first six months of 2005 and 2004, respectively. In the second quarter and first six months of 2005 the Company recorded gains of $237 million and $495 million, respectively, related to the securitization of credit card receivables. No material gains (losses) were recorded during the first and second quarters of 2004 in relation to credit card securitizations. Gains recognized on the securitization of other assets during the second quarter of 2005 and 2004 were $30 million and $33 million, respectively, and $30 million and $33 million during the first six months of 2005 and 2004, respectively.

        Key assumptions used for credit cards, mortgages and other assets during the three months ended June 30, 2005 and 2004 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	Credit Cards	Mortgages and Other(1)	Credit Cards	Mortgages and Other(1)
Discount rate	14.0% to 16.4%	2.8% to 98.6%	10.0%	0.4% to 81.0%
Constant prepayment rate(2)	13.5% to 18.2%	6.0% to 46.4%	15.0% to 17.5%	4.6% to 48.0%
Anticipated net credit losses	5.4% to 6.4%	0.0% to 80.0%	5.6% to 10.0%	0.0% to 80.0%

(1)
Other includes corporate debt securities, student loans and other assets.

(2)
For credit card assumptions, the constant prepayment rates of 13.5% and 15.0%, for the three months ended June 30, 2005 and 2004, respectively, are associated with the private label securitized receivables, and the rates of 18.2% and 17.5% for the three months ended June 30, 2005 and 2004, respectively, are associated with the bank card securitized receivables.

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

        At June 30, 2005, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

Key assumptions at June 30, 2005:	Discount Rate	Constant Prepayment Rate(2)	Anticipated Net Credit Losses
Credit cards	10.0% to 16.4%	13.5% to 18.2%	4.8% to 6.4%
Mortgages and other(1)	2.8% to 98.6%	6.0% to 46.4%	0.0% to 80.0%

(1)
Other includes corporate debt securities, student loans and other assets.

(2)
For credit card assumptions, the constant prepayment rate of 13.5% is associated with the private label securitized receivables, and the rate of 18.2% is associated with the bank card securitized receivables.

In millions of dollars	June 30, 2005
Carrying value of retained interests	$10,155

Discount rate
+10%	$(113)
+20%	$(223)

Constant prepayment rate
+10%	$(359)
+20%	$(746)

Anticipated net credit losses
+10%	$(233)
+20%	$(462)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at June 30, 2005 and December 31, 2004, and credit losses, net of recoveries, for the three-month and six-month periods ended June 30, 2005 and 2004.

Credit Card Receivables

In billions of dollars	June 30, 2005	December 31, 2004
Principal amounts, at period end:
Total managed	$158.0	$165.7
Securitized amounts	(89.6)	(85.3)
Loans held for sale	—	(2.5)

On-balance sheet	$68.4	$77.9

In millions of dollars
Delinquencies, at period end:
Total managed	$2,634	$2,944
Securitized amounts	(1,231)	(1,296)
Loans held for sale	—	(32)

On-balance sheet	$1,403	$1,616

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2005	2004	2005	2004
Credit losses, net of recoveries:
Total managed	$2,113	$2,373	$4,194	$4,927
Securitized amounts	(1,307)	(1,244)	(2,469)	(2,569)
Loans held for sale	(9)	(46)	(13)	(46)

On-balance sheet	$797	$1,083	$1,712	$2,312

Servicing Rights

        The fair value of capitalized mortgage loan servicing rights was $3.4 billion, $4.1 billion and $2.5 billion at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2005	2004	2005	2004
Balance, beginning of period	$4,190	$1,904	$4,149	$1,980
Originations	210	212	382	346
Purchases	2	—	2	197
Amortization	(205)	(113)	(401)	(209)
Gain (loss) on change in MSR value(1)	(520)	223	(461)	6
Provision for impairment(2)(3)	(267)	243	(261)	149

Balance, end of period	$3,410	$2,469	$3,410	$2,469

(1)
The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with FAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value. A recovery of the MSR impairment is recorded when the fair value of the MSRs exceeds their carrying value, but it is limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $1.541 billion, $1.274 billion, and $1.280 billion at June 30, 2005, March 31, 2005, and December 31, 2004, respectively, and $616 million, $859 million, and $765 million at June 30, 2004, March 31, 2004, and December 31, 2003, respectively.

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

Variable Interest Entities

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	June 30, 2005(1)	December 31, 2004(1)
Cash	$0.4	$0.4
Trading account assets	18.7	16.8
Investments	5.6	6.6
Loans	9.0	10.7
Other assets	1.9	1.1

Total assets of consolidated VIEs	$35.6	$35.6

(1)
Included in the consolidated VIE assets at June 30, 2005 and December 31, 2004 are approximately $381 million and $397 million, respectively, of structured transactions related to the Life Insurance & Annuities Business. These assets are reflected in Citigroup's Consolidated Balance Sheet as Assets of Discontinued Operations Held for Sale.

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $1.6 billion related to VIEs newly-consolidated as a result of adopting FIN46-R as of January 1, 2004 and $2.1 billion related to VIEs newly consolidated as a result of adopting FIN 46 at July 1, 2003. Of the $35.6 billion and $35.6 billion of total assets of VIEs consolidated by the Company at June 30, 2005 and December 31, 2004, respectively, $32.1 billion and $28.1 billion, respectively, represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients, $2.4 billion and $4.8 billion, respectively, represent investment vehicles that were established to provide a return to the investors in the vehicles, and $1.1 billion and $2.7 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates.

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

        In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third-party investors through trust vehicles as a source of funding and regulatory capital. In accordance with FIN 46-R, the Company deconsolidated the preferred securities trusts with assets of $6.1 billion during the first quarter of 2004. The Company's liabilities to these trusts are included in long-term debt at June 30, 2005 and December 31, 2004.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. Generally, the Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduit by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46-R, all but two of the conduits issued "first loss" subordinated notes such that one third party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At June 30, 2005 and December 31, 2004, total assets in unconsolidated conduits were $61.6 billion and $54.2 billion, respectively. One conduit with assets of $639 million and $656 million is consolidated at June 30, 2005 and December 31, 2004, respectively.

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

        In addition to the conduits discussed above, the total assets of unconsolidated VIEs where the Company has significant involvement are $139.9 billion and $145.9 billion at June 30, 2005 and December 31, 2004, respectively, including $15.1 billion and $17.7 billion in investment-related transactions, $7.8 billion and $2.2 billion in mortgage-related transactions, $26.3 billion and $17.6 billion in CDO-type transactions, $6.6 billion and $6.4 billion in trust preferred securities, and $84.1 billion and $102.0 billion in structured finance and other transactions.

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $91.7 billion at June 30, 2005. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 14 to the Consolidated Financial Statements.

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

        The following table summarizes the components of the net expense recognized in the Consolidated Statement of Income for the three and six months ended June 30, 2005 and 2004.

Net Expense

	Three Months Ended June 30,
	Pension Plans				Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
In millions of dollars
	2005	2004	2005	2004	2005	2004
Benefits earned during the period	$68	$61	$42	$32	$—	$1
Interest cost on benefit obligation	150	147	60	52	16	18
Expected return on plan assets	(202)	(175)	(69)	(58)	(4)	(4)
Amortization of unrecognized:
Net transition obligation	—	—	—	1	—	—
Prior service cost	(6)	(6)	—	—	(1)	(1)
Net actuarial loss	35	25	13	12	3	4

Net expense	$45	$52	$46	$39	$14	$18

	Six Months Ended June 30,
	Pension Plans				Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
In millions of dollars
	2005	2004	2005	2004	2005	2004
Benefits earned during the period	$135	$122	$83	$64	$1	$2
Interest cost on benefit obligation	300	294	120	104	31	36
Expected return on plan assets	(404)	(350)	(139)	(116)	(7)	(8)
Amortization of unrecognized:
Net transition obligation	—	—	1	2	—	—
Prior service cost	(12)	(12)	—	—	(2)	(2)
Net actuarial loss	71	50	27	24	6	8

Net expense	$90	$104	$92	$78	$29	$36

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $11 million and $12 million for the three months ended June 30, 2005 and 2004, respectively, and $22 million and $24 million during the first six months of 2005 and 2004, respectively.

(2)
For plans outside the U.S., net postretirement benefit expense was $3 million and $7 million for the three months ended June 30, 2005 and 2004, respectively, and $7 million and $14 million during the first six months of 2005 and 2004, respectively.

Employer Contributions

        Citigroup's funding policy for U.S. plans and non-U.S. plans is generally to fund to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under ERISA, if appropriate to its tax and cash position and the plan's funded position. At June 30, 2005 and December 31, 2004, there were no minimum required contributions and no discretionary or non-cash contributions are currently planned for the U.S. plans. For the non-U.S. plans, the Company contributed $232 million as of June 30, 2005. Citigroup presently anticipates contributing an additional $116 million to fund its non-U.S. plans in 2005 for a total of $348 million.

14. Guarantees

Obligations under Guarantees

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The tables below summarize at June 30, 2005 and December 31, 2004 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at June 30, 2005 and December 31, 2004:

	June 30, 2005
	Maximum Potential of Future Payments
In billions of dollars at June 30, 2005, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
Financial standby letters of credit	$30.1	$19.7	$49.8	$151.2
Performance guarantees	6.6	2.8	9.4	19.7
Derivative instruments	33.2	410.9	444.1	28,411.4
Guarantees of collection of contractual cash flows(1)	—	0.2	0.2	—
Loans sold with recourse	—	1.3	1.3	70.6
Securities lending indemnifications(1)	68.0	—	68.0	—
Credit card merchant processing(1)	28.5	—	28.5	—
Custody indemnifications(1)	—	22.2	22.2	—

Total	$166.4	$457.1	$623.5	$28,652.9

	December 31, 2004
	Maximum Potential of Future Payments
In billions of dollars at December 31, 2004, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
Financial standby letters of credit	$34.4	$11.4	$45.8	$199.4
Performance guarantees	5.0	4.1	9.1	16.4
Derivative instruments	23.8	291.3	315.1	15,129.0
Guarantees of collection of contractual cash flows(1)	—	0.2	0.2	—
Loans sold with recourse	—	1.2	1.2	42.6
Securities lending indemnifications(1)	60.5	—	60.5	—
Credit card merchant processing(1)	29.7	—	29.7	—
Custody indemnifications(1)	—	18.8	18.8	—

Total	$153.4	$327.0	$480.4	$15,387.4

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

        At June 30, 2005 and December 31, 2004, the Company's maximum potential amount of future payments under these guarantees was approximately $624 billion and $480 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse, and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

        Citigroup's primary credit card business is the issuance of credit cards to individuals. The Company also provides processing services to various merchants, processing credit card transactions on their behalf and managing the merchant's cash flow related to their credit card activity. In connection with these services, a contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor and generally extends between three and six months after the date the transaction is processed or the receipt of the product or service, depending on industry practice or statutory requirements. In this situation, the transaction is "charged back" to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder. The risk of loss is mitigated as the cash flows between the Company and the merchant are settled on a net basis and the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, Citigroup may require the merchant to make an escrow deposit, delay settlement, include event triggers to provide the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). At June 30, 2005 and December 31, 2004, the Company held as collateral approximately $9 million and $6 million, respectively, of merchant escrow deposits and also had $50 million and $68 million, respectively, payable to merchants, which the Company has the right to set off against amounts due from the individual merchants.

        The Company's maximum potential liability for this contingent merchant processing liability is estimated to be the total volume of credit card transactions that meet the associations' requirements to be valid chargeback transactions at any given time. At June 30, 2005 and December 31, 2004, this maximum potential exposure was estimated to be $29 billion and $30 billion, respectively. However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its liability related to merchant processing based on the extent and nature of unresolved chargebacks and its historical loss experience. At June 30, 2005, the estimated losses incurred and the carrying amount of the Company's obligations related to merchant processing activities was immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during the second quarters and first half of 2005 and 2004. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At June 30, 2005, the estimated losses incurred and the carrying value of the Company's obligations related to these programs are immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2005 and December 31, 2004, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2005 or December 31, 2004 for potential obligations that could arise from the Company's involvement with VTN associations.

        At June 30, 2005 and December 31, 2004, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $29 billion and $15 billion. The carrying value of derivative instruments is included in either trading liabilities or other liabilities depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. The carrying value of the guarantees of contractual cash flows are offset against the receivables from the credit card trusts. For loans sold with recourse the carrying value of the liability is included in other liabilities. In addition, at June 30, 2005 and December 31, 2004, other liabilities on the Consolidated Balance Sheet includes an allowance for credit losses of $700 million relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $61 billion and $43 billion at June 30, 2005 and December 31, 2004, respectively. Securities and other marketable assets held as collateral amounted to $17 billion and $32 billion and letters of credit in favor of the Company held as collateral amounted to $654 million and $635 million at June 30, 2005 and December 31, 2004, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

15. Contingencies

        As described in the "Legal Proceedings" discussion on page 98, the Company is a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

  (i)
  underwritings for, and research coverage of, WorldCom;

  (ii)
  underwritings for Enron and other transactions and activities elated to Enron and Dynegy;

  (iii)
  transactions and activities related to research coverage of companies other than WorldCom; and

  (iv)
  transactions and activities related to securities sold in initial public offerings.

        During the 2004 second quarter, in connection with the settlement of the WorldCom class action, the Company reevaluated and increased its reserves for these matters. The Company recorded a charge of $7.915 billion ($4.95 billion after-tax) relating to (i) the settlement of class action litigation brought on behalf of purchasers of WorldCom securities, and (ii) an increase in litigation reserves for the other matters described above. Subject to the terms of the WorldCom class action settlement, and its eventual approval by the courts, the Company will make a payment of $2.575 billion, or $1.59 billion after-tax, to the WorldCom settlement class. Subject to the terms of the Enron class action settlement, and its eventual approval by the courts, the Company will make a payment of $2.01 billion to the Enron settlement class. As of June 30, 2005, the Company's litigation reserve for these matters, net of the amount to be paid upon final approval of the WorldCom and Enron class action settlement, was approximately $4.5 billion on a pretax basis.

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

16. Condensed Consolidating Financial Statements

Merger of Bank Holding Companies

        On August 1, 2005, Citigroup merged its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. Coinciding with this merger, Citigroup assumed all existing indebtedness and outstanding guarantees of Citicorp.

        During the 2005 second quarter, Citigroup consolidated its capital markets funding activities into two legal entities: i) Citigroup Inc., which issues long-term debt, trust preferred securities, preferred and common stock, and ii) Citigroup Funding Inc. (CFI) a newly formed, fully guaranteed, first-tier subsidiary of Citigroup, which issues commercial paper and medium-term notes.

        As part of the funding consolidation, Citigroup unconditionally guaranteed Citigroup Global Markets Holdings, Inc.'s (CGMHI) outstanding SEC-registered indebtedness. CGMHI will no longer file periodic reports with the SEC and will continue to be rated on the basis of a guarantee of its financial obligations from Citigroup.

        This legal vehicle simplification is expected to result in more efficient management of capital and liquidity, unified access to the capital markets and a reduction in the number of the Company's credit-rated entities.

        The condensed consolidating financial statements on pages 90 - 97 include the financial results of the following Citigroup entities:

Citigroup Parent Company

        The holding company of Citigroup Inc.

Citigroup Global Markets Holdings Inc. (CGMHI)

        Citigroup Global Markets Holdings Inc. Citigroup has issued a full and unconditional guarantee all of the outstanding SEC-registered indebtedness of CGMHI.

Citigroup Funding Inc. (CFI)

        Citigroup Funding Inc. (CFI) a newly formed, fully guaranteed, first-tier subsidiary of Citigroup, which issues commercial paper and medium-term notes. Citigroup has issued a full and unconditional guarantee of all of the commercial paper and medium-term notes issued by CFI.

CitiFinancial Credit Company (CCC)

        An indirect wholly owned subsidiary of Citigroup. CCC is a wholly owned subsidiary of Associates. The operations of WMF were integrated into CCC. Citigroup has issued a full and unconditional guarantee of the outstanding indebtedness of CCC.

Associates First Capital Corporation (Associates)

        A wholly owned subsidiary of Citigroup. Citigroup has issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of Associates and Associates Corporation of North America (ACONA), a subsidiary of Associates. Associates is the immediate parent company of CCC.

        Citigroup Finance Canada Inc., a wholly owned subsidiary of Associates, has an unutilized credit facility of Canadian $1.0 billion as of June 30, 2005 that matures in October 2005. The facility is guaranteed by Citigroup following the merger of Citicorp into Citigroup, effected on August 1, 2005. In connection therewith, Citigroup is required to maintain a certain level of consolidated stockholders' equity (as defined in the credit facility's agreements). At June 30, 2005, Citigroup exceeded this requirement by approximately $94.0 billion.

Other Citigroup Subsidiaries

        Includes all other subsidiaries of Citigroup, intercompany eliminations, income from discontinued operations, and assets and liabilities of Discontinued Operations Held for Sale for both Travelers Life & Annuity and Asset Management businesses.

Consolidating Adjustments

        Includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries, investment in subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Statement of Income

	Three Months Ended June 30, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$2,295	$—	$—	$—	$—	$—	$(2,295)	$—
Loan interest, including fees	—	—	—	1,945	2,204	9,282	(1,945)	11,486
Loan interest, including fees—intercompany	725	—	9	(21)	50	(784)	21	—
Other interest and dividends	—	3,868	—	39	47	3,066	(39)	6,981
Other interest and dividends—intercompany	—	95	16	—	1	(112)	—	—
Commissions and fees	—	1,969	—	7	22	1,987	(7)	3,978
Commissions and fees—intercompany	—	31	—	3	3	(34)	(3)	—
Principal transactions	—	2,460	7	—	(3)	(1,620)	—	844
Principal transactions—intercompany	—	(2,442)	(7)	1	1	2,448	(1)	—
Other income	498	1,088	—	167	184	3,778	(167)	5,548
Other income—intercompany	18	196	—	3	5	(219)	(3)	—

Total revenues	3,536	7,265	25	2,144	2,514	17,792	(4,439)	28,837
Interest expense	1,259	3,027	18	80	201	4,163	(80)	8,668
Interest expense—intercompany	—	82	7	526	592	(681)	(526)	—

Total revenues, net of interest expense	2,277	4,156	—	1,538	1,721	14,310	(3,833)	20,169

Total benefits, claims & credit losses	—	—	—	440	483	1,549	(440)	2,032
Expenses
Compensation and benefits	25	2,120	—	234	266	3,625	(234)	6,036
Compensation and benefits—intercompany	—	—	—	32	33	(33)	(32)	—
Other expense	52	766	—	145	160	3,958	(145)	4,936
Other expense—intercompany	26	374	—	46	63	(463)	(46)	—

Total operating expenses	103	3,260	—	457	522	7,087	(457)	10,972

Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	2,174	896	—	641	716	5,674	(2,936)	7,165
Income taxes (benefits)	(1)	256	—	240	276	1,648	(240)	2,179
Minority interest, net of tax	—	—	—	—	—	255	—	255
Equity in undistributed income of subsidiaries	2,898	—	—	—	—	—	(2,898)	—

Income from continuing operations	5,073	640	—	401	440	3,771	(5,594)	4,731
Income from discontinued operations, net of tax	—	—	—	—	—	342	—	342

Net income	$5,073	$640	$—	$401	$440	$4,113	$(5,594)	$5,073

Condensed Consolidating Statement of Income

	Three Months Ended June 30, 2004
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$1,812	$—	$—	$—	$—	$—	$(1,812)	$—
Loan interest, including fees	—	—	—	1,850	2,130	8,664	(1,850)	10,794
Loan interest, including fees—intercompany	540	—	—	(10)	18	(558)	10	—
Other interest and dividends	—	2,191	—	41	50	2,386	(41)	4,627
Other interest and dividends—intercompany	—	28	—	—	1	(29)	—	—
Commissions & Fees	—	1,862	—	7	18	2,428	(7)	4,308
Commissions & Fees—intercompany	—	56	—	—	—	(56)	—	—
Principal transactions	—	(1,161)	—	—	(9)	2,232	—	1,062
Principal transactions—intercompany	—	1,415	—	1	1	(1,416)	(1)	—
Other income	90	1,202	—	165	179	3,564	(165)	5,035
Other income—intercompany	31	50	—	3	5	(86)	(3)	—

Total revenues	2,473	5,643	—	2,057	2,393	17,129	(3,869)	25,826
Interest expense	588	1,375	—	74	209	2,799	(74)	4,971
Interest expense—intercompany	—	(67)	—	465	356	(289)	(465)	—

Total revenues, net of interest expense	1,885	4,335	—	1,518	1,828	14,619	(3,330)	20,855

Total benefits, claims & credit losses	—	(1)	—	505	555	1,257	(505)	1,811
Expenses
Compensation and benefits	20	2,200	—	263	289	3,195	(263)	5,704
Compensation and benefits—intercompany	—	(1)	—	(1)	—	1	1	—
Other expense	45	7,288	—	208	232	4,903	(208)	12,468
Other expense—intercompany	35	222	—	47	58	(315)	(47)	—

Total operating expenses	100	9,709	—	517	579	7,784	(517)	18,172

Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	1,785	(5,373)	—	496	694	5,578	(2,308)	872
Income taxes (benefits)	2	(2,045)	—	214	286	1,674	(214)	(83)
Minority interest, net of tax	—	—	—	—	—	39	—	39
Equity in undistributed income of subsidiaries	(639)	—	—	—	—	—	639	—

Income from continuing operations	1,144	(3,328)	—	282	408	3,865	(1,455)	916
Income from discontinued operations, net of tax	—	—	—	—	—	228	—	228

Net income	$1,144	$(3,328)	$—	$282	$408	$4,093	$(1,455)	$1,144

Condensed Consolidating Statement of Income

	Six Months Ended June 30, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$4,269	$—	$—	$—	$—	$—	$(4,269)	$—
Loan interest, including fees	—	—	—	3,884	4,420	18,339	(3,884)	22,759
Loan interest, including fees—intercompany	1,400	—	9	(30)	87	(1,496)	30	—
Other interest and dividends	—	7,265	—	78	93	5,885	(78)	13,243
Other interest and dividends—intercompany	—	171	16	—	1	(188)	—	—
Commissions & Fees	—	3,972	—	15	42	4,173	(15)	8,187
Commissions & Fees—intercompany	—	91	—	3	3	(94)	(3)	—
Principal transactions	—	3,657	7	—	(8)	(597)	—	3,059
Principal transactions—intercompany	—	(2,785)	(7)	1	1	2,791	(1)	—
Other income	920	2,258	—	327	179	6,852	(327)	10,209
Other income—intercompany	49	221	—	7	11	(281)	(7)	—

Total revenues	6,638	14,850	25	4,285	4,829	35,384	(8,554)	57,457
Interest expense	2,221	5,344	18	168	418	8,091	(168)	16,092
Interest expense—intercompany	—	316	7	1,048	1,115	(1,438)	(1,048)	—

Total revenues, net of interest expense	4,417	9,190	—	3,069	3,296	28,731	(7,338)	41,365

Total benefits, claims & credit losses	—	—	—	894	980	3,082	(894)	4,062
Expenses
Compensation and benefits	47	4,667	—	467	534	7,270	(467)	12,518
Compensation and benefits—intercompany	—	1	—	64	65	(66)	(64)	—
Other expense	131	1,604	—	289	353	7,770	(289)	9,858
Other expense—intercompany	64	688	—	91	107	(859)	(91)	—

Total operating expenses	242	6,960	—	911	1,059	14,115	(911)	22,376

Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	4,175	2,230	—	1,264	1,257	11,534	(5,533)	14,927
Income taxes (benefits)	(6)	702	—	469	466	3,501	(469)	4,663
Minority interest, net of tax	—	—	—	—	—	418	—	418
Equity in undistributed income of subsidiaries	6,333	—	—	—	—	—	(6,333)	—

Income from continuing operations	10,514	1,528	—	795	791	7,615	(11,397)	9,846
Income from discontinued operations, net of tax	—	—	—	—	—	668	—	668

Net income	$10,514	$1,528	$—	$795	$791	$8,283	$(11,397)	$10,514

Condensed Consolidating Statement of Income

	Six Months Ended June 30, 2004
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$2,729	$—	$—	$—	$—	$—	$(2,729)	$—
Loan interest, including fees	—	—	—	3,690	4,265	17,298	(3,690)	21,563
Loan interest, including fees—intercompany	1,041	—	—	(18)	36	(1,077)	18	—
Other interest and dividends	—	4,356	—	83	101	4,498	(83)	8,955
Other interest and dividends—intercompany	—	58	—	—	1	(59)	—	—
Commissions & Fees	—	3,953	—	16	40	4,454	(16)	8,447
Commissions & Fees—intercompany	—	93	—	—	—	(93)	—	—
Principal transactions	—	45	—	—	(5)	2,333	—	2,373
Principal transactions—intercompany	—	519	—	3	3	(522)	(3)	—
Other income	203	2,190	—	328	356	6,135	(328)	8,884
Other income—intercompany	61	196	—	3	8	(265)	(3)	—

Total revenues	4,034	11,410	—	4,105	4,805	32,702	(6,834)	50,222
Interest expense	1,060	2,680	—	144	448	5,247	(144)	9,435
Interest expense—intercompany	—	(142)	—	925	692	(550)	(925)	—

Total revenues, net of interest expense	2,974	8,872	—	3,036	3,665	28,005	(5,765)	40,787

Total benefits, claims & credit losses	—	(1)	—	1,035	1,152	3,117	(1,035)	4,268
Expenses
Compensation and benefits	24	4,557	—	528	591	6,233	(528)	11,405
Compensation and benefits—intercompany	—	(3)	—	(1)	—	3	1	—
Other expense	84	7,993	—	408	493	8,373	(408)	16,943
Other expense—intercompany	127	403	—	87	105	(635)	(87)	—

Total operating expenses	235	12,950	—	1,022	1,189	13,974	(1,022)	28,348

Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	2,739	(4,077)	—	979	1,324	10,914	(3,708)	8,171
Income taxes (benefits)	(67)	(1,570)	—	358	483	3,342	(358)	2,188
Minority interest, net of tax	—	—	—	—	—	103	—	103
Equity in undistributed income of subsidiaries	3,611	—	—	—	—	—	(3,611)	—

Income from continuing operations	6,417	(2,507)	—	621	841	7,469	(6,961)	5,880
Income from discontinued operations, net of tax	—	—	—	—	—	537	—	537

Net income	$6,417	$(2,507)	$—	$621	$841	$8,006	$(6,961)	$6,417

Condensed Consolidating Balance Sheet

	June 30, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Assets
Cash and due from banks—third party	$—	$7,510	$—	$368	$483	$20,949	$(368)	$28,942
Cash and due from banks—intercompany	7	5,427	1	58	68	(5,503)	(58)	—
Federal funds sold and resale agreements—third party	—	214,015	—	—	—	18,354	—	232,369
Federal funds sold and resale agreements—intercompany	—	3,232	—	—	99	(3,331)	—	—
Trading account assets—third party	—	189,088	—	5	46	91,901	(5)	281,035
Trading account assets—intercompany	—	1,669	—	—	—	(1,669)	—	—
Investments	9,892	—	—	2,951	3,684	152,011	(2,951)	165,587
Loans, net of unearned income—third party	—	13	—	70,840	79,850	477,074	(70,840)	556,937
Loans, net of unearned income—intercompany	—	—	9,875	3,830	7,061	(16,936)	(3,830)	—
Allowance for credit losses	—	—	—	(1,211)	(1,373)	(9,045)	1,211	(10,418)

Total loans, net	—	13	9,875	73,459	85,538	451,093	(73,459)	546,519
Advances to subsidiaries	66,473	—	—	—	—	(66,473)	—	—
Investments in subsidiaries	130,955	—	—	—	—	—	(130,955)	—
Other assets—third party	4,916	60,131	—	5,345	6,916	126,950	(5,345)	198,913
Other assets—intercompany	—	3,843	11,227	272	347	(15,417)	(272)	—
Assets of discontinued operations held for sale	—	—	—	—	—	94,424	—	94,424

Total assets	$212,243	$484,928	$21,103	$82,458	$97,181	$863,289	$(213,413)	$1,547,789

Liabilities and stockholders' equity
Deposits	$—	$1	$—	$1,056	$1,297	$571,276	$(1,056)	$572,574
Federal funds purchased and securities loaned or sold—third party	—	200,958	—	2	2	51,814	(2)	252,774
Federal funds purchased and securities loaned or sold—intercompany	—	4,953	—	—	—	(4,953)	—	—
Trading account liabilities—third party	—	91,679	7	—	—	42,121	—	133,807
Trading account liabilities—intercompany	—	1,437	7	—	—	(1,444)	—	—
Short-term borrowings—third party	—	—	13,829	53	1,188	23,240	(53)	38,257
Short-term borrowings—intercompany	—	—	6,556	9,012	5,712	(12,268)	(9,012)	—
Long-term debt—third party	92,999	44,490	429	5,954	15,535	57,893	(5,954)	211,346
Long-term debt—intercompany	—	14,000	—	51,906	62,889	(76,889)	(51,906)	—
Advances from subsidiaries	—	—	—	—	—	—	—	—
Other liabilities—third party	2,293	94,888	198	2,013	1,799	42,604	(2,013)	141,782
Other liabilities—intercompany	3,914	13,660	2	963	494	(18,070)	(963)	—
Liabilities of discontinued operations held for sale	—	—	—	—	—	84,212	—	84,212
Stockholders' equity	113,037	18,862	75	11,499	8,265	103,753	(142,454)	113,037

Total liabilities and stockholders' equity	$212,243	$484,928	$21,103	$82,458	$97,181	$863,289	$(213,413)	$1,547,789

Condensed Consolidating Balance Sheet

	December 31, 2004
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Assets
Cash and due from banks—third party	$—	$5,892	$—	$332	$458	$17,206	$(332)	$23,556
Cash and due from banks—intercompany	28	3,651	—	99	106	(3,785)	(99)	—
Federal funds sold and resale agreements—third party	—	189,023	—	—	—	11,716	—	200,739
Federal funds sold and resale agreements—intercompany	—	3,636	—	—	20	(3,656)	—	—
Trading account assets—third party	—	178,987	—	—	44	101,136	—	280,167
Trading account assets—intercompany	—	2,312	—	—	—	(2,312)	—	—
Investments	9,096	—	—	2,929	3,636	200,511	(2,929)	213,243
Loans, net of unearned income—third party	—	10	—	70,632	80,757	468,062	(70,632)	548,829
Loans, net of unearned income—intercompany	—	—	—	4,174	4,786	(4,786)	(4,174)	—
Allowance for credit losses	—	—	—	(1,188)	(1,373)	(9,896)	1,188	(11,269)

Total loans, net	—	10	—	73,618	84,170	453,380	(73,618)	537,560
Advances to subsidiaries	63,820	—	—	—	—	(63,820)	—	—
Investments in subsidiaries	124,060	—	—	—	—	—	(124,060)	—
Other assets—third party	4,766	54,561	—	5,463	8,437	161,072	(5,463)	228,836
Other assets—intercompany	—	2,530	—	245	300	(2,830)	(245)	—
Assets of discontinued operations held for sale	—	—	—	—	—	—	—	—

Total assets	$201,770	$440,602	$—	$82,686	$97,171	$868,618	$(206,746)	$1,484,101

Liabilities and stockholders' equity
Deposits	$—	$1	$—	$1,094	$1,343	$560,737	$(1,094)	$562,081
Federal funds purchased and securities loaned or sold—third party	—	175,208	—	42	42	34,305	(42)	209,555
Federal funds purchased and securities loaned or sold—intercompany	—	2,248	—	2	2	(2,250)	(2)	—
Trading account liabilities—third party	—	82,143	—	—	—	53,344	—	135,487
Trading account liabilities—intercompany	—	2,385	—	—	—	(2,385)	—	—
Short-term borrowings—third party	—	—	—	28	1,312	29,656	(28)	30,968
Short-term borrowings—intercompany	—	—	—	10,619	2,627	(2,627)	(10,619)	—
Long-term debt—third party	87,913	45,237	—	7,094	19,182	55,578	(7,094)	207,910
Long-term debt—intercompany	—	14,070	—	50,168	62,919	(76,989)	(50,168)	—
Advances from subsidiaries	—	—	—	—	—	—	—	—
Other liabilities—third party	1,557	92,879	—	2,005	1,873	132,500	(2,005)	228,809
Other liabilities—intercompany	3,009	9,274	—	875	383	(12,666)	(875)	—
Liabilities of discontinued operations held for sale	—	—	—	—	—	—	—	—
Stockholders' equity	109,291	17,157	—	10,759	7,488	99,415	(134,819)	109,291

Total liabilities and stockholders' equity	$201,770	$440,602	$—	$82,686	$97,171	$868,618	$(206,746)	$1,484,101

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities of continuing operations	$4,175	($4,795)	$(428)	$2,305	$1,608	$16,123	$(2,305)	$16,683

Cash flows from investing activities
Change in loans	—	(3)	—	(1,520)	(1,037)	(22,001)	1,520	(23,041)
Proceeds from sales of loans	—	—	—	—	—	9,774	—	9,774
Purchases of investments	(4,002)	—	—	(3,099)	(3,941)	(84,967)	3,099	(92,910)
Proceeds from sales of investments	3,206	—	—	2,386	2,620	40,707	(2,386)	46,533
Proceeds from maturities of investments	—	—	—	675	1,262	37,706	(675)	38,968
Changes in investments and advances—intercompany	(1,923)	—	—	343	(2,276)	4,199	(343)	—
Business acquisitions	—	—	—	—	—	(602)	—	(602)
Other investing activities	—	(397)	—	—	2,400	(5,315)	—	(3,312)

Net cash (used in) investing activities	(2,719)	(400)	—	(1,215)	(972)	(20,499)	1,215	(24,590)

Cash flows from financing activities
Dividends paid	(4,642)	—	—	—	—	—	—	(4,642)
Dividends paid-intercompany	—	(811)	—	—	—	811	—	—
Issuance of common stock	543	—	—	—	—	—	—	543
Treasury stock acquired	(2,871)	—	—	—	—	—	—	(2,871)
Proceeds from issuance of long-term debt—third party, net	5,086	1,134	429	(1,140)	(3,646)	4,176	1,140	7,179
Proceeds from issuance of long-term debt—intercompany, net	—	(70)	—	1,738	(29)	99	(1,738)	—
Change in deposits	—	—	—	(38)	—	7,891	38	7,891
Net change in short-term borrowings and other investment banking and brokerage borrowings—third party	(218)	(1,270)	—	(16)	(168)	7,873	16	6,217
Net change in short-term borrowings and other and advances—intercompany	1,159	8,606	—	(1,607)	3,194	(12,959)	1,607	—
Capital contributions from parent	—	1,000	—	—	—	(1,000)	—	—
Other financing activities	(534)	—	—	(32)	—	(64)	32	(598)

Net cash (used in) provided by financing activities	(1,477)	8,589	429	(1,095)	(649)	6,827	1,095	13,719

Effect of exchange rate changes on cash and due from banks	—	—	—	—	—	(324)	—	(324)

Net (decrease) increase in cash and due from banks	(21)	3,394	1	(5)	(13)	2,127	5	5,488
Cash and due from banks at beginning of period	28	9,543	—	431	564	13,421	(431)	23,556
Beginning cash of discontinued operations	—	—	—	—	—	(102)	—	(102)

Cash and due from banks at end of period from continuing operations	$7	$12,937	$1	$426	$551	$15,446	$(426)	$28,942

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(350)	$188	—	$288	$24	$3,792	$(288)	$3,654
Interest	1,692	5,193	—	532	148	6,926	(532)	13,959
Non-cash investing activities:
Transfers to repossessed assets	—	—	—	499	288	333	(499)	621

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2004
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities	$333	$(11,775)	$—	$1,194	$3,094	$2,568	$(1,194)	$(5,780)

Cash flows from investing activities
Change in loans	—	11	—	(7,358)	(7,457)	(11,504)	7,358	(18,950)
Proceeds from sales of loans	—	—	—	—	—	6,709	—	6,709
Purchases of investments	(6,403)	—	—	(1,219)	(1,280)	(98,600)	1,219	(106,283)
Proceeds from sales of investments	4,645	—	—	1,091	1,170	56,603	(1,091)	62,418
Proceeds from maturities of investments	—	—	—	223	283	27,615	(223)	27,898
Changes in investments and advances—intercompany	(5,250)	—	—	(639)	(312)	5,562	639	—
Business acquisitions	—	—	—	—	—	(2,935)	—	(2,935)
Other investing activities	—	(360)	—	—	(1,362)	(3,766)	—	(5,488)

Net cash (used in) provided by investing activities	(7,008)	(349)	—	(7,902)	(8,958)	(20,316)	7,902	(36,631)

Cash flows from financing activities
Dividends paid	(4,193)	—	—	—	—	—	—	(4,193)
Dividends paid-intercompany	—	(738)	—	—	—	738	—	—
Issuance of common stock	544	—	—	—	—	—	—	544
Treasury stock acquired	(524)	—	—	—	—	—	—	(524)
Proceeds from issuance of long-term debt—third party, net	7,295	3,767	—	656	1,361	1,632	(656)	14,055
Proceeds from issuance of long-term debt—intercompany, net	—	3,000	—	7,400	—	(3,000)	(7,400)	—
Change in deposits	—	—	—	59	—	28,137	(59)	28,137
Net change in short-term borrowings and other investment banking and brokerage borrowings—third party	(387)	4,017	—	(1)	(368)	5,485	1	8,747
Net change in short-term borrowings and other and advances—intercompany	4,363	14	—	(1,416)	4,804	(9,181)	1,416	—
Capital contributions from parent	—	4,100	—	—	—	(4,100)	—	—
Other financing activities	(447)	—	—	—	—	1,500	—	1,053

Net cash provided by (used in) financing activities	6,651	14,160	—	6,698	5,797	21,211	(6,698)	47,819

Effect of exchange rate changes on cash and due from banks	—	—	—	—	—	(95)	—	(95)

Net (decrease) increase in cash and due from banks	(24)	2,036	—	(10)	(67)	3,368	10	5,313
Cash and due from banks at beginning of period	40	8,393	—	457	716	12,000	(457)	21,149

Cash and due from banks at end of period	$16	$10,429	$—	$447	$649	$15,368	$(447)	$26,462

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(333)	$100	$—	$349	$349	$2,679	$(349)	$2,795
Interest	1,304	1,549	—	1,285	1,495	3,782	(1,285)	8,130
Non-cash investing activities:
Transfers to repossessed assets	—	—	—	570	570	(82)	(570)	488

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and our Current Reports on Form 8-K filed on June 1, 2005, June 10, 2005, and June 29, 2005.

Enron Corp.

        On June 3, 2005, Citigroup, along with other financial institution defendants, reached an agreement in principle to settle a state-court action, RETIREMENT SYSTEMS OF ALABAMA V. MERRILL LYNCH, ET AL., brought by an Alabama public corporation comprising various state employee pension funds that had purchased Enron securities from (among others) Citigroup Global Markets Inc. (CGMI). The amount expected to be paid in settlement of this action is covered by existing litigation reserves.

        On June 10, 2005, Citigroup and certain of its subsidiaries agreed to a settlement in the Enron class action litigation, NEWBY, ET AL. V. ENRON CORP., ET AL., currently pending in the United States District Court for the Southern District of Texas, Houston Division. Under the terms of the settlement, Citigroup will make a pretax payment of $2.01 billion to the settlement class, which consists of all purchasers of all publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The Regents of the University of California approved the settlement on July 20. The amount to be paid in settlement of this action, which is subject to court approval, is covered by existing litigation reserves.

WorldCom, Inc.

        On June 22, 2005, Citigroup entered into a settlement agreement in PUBLIC EMPLOYEES RETIREMENT SYSTEMS OF OHIO v. EBBERS, ET AL., resolving all claims against the Citigroup-related defendants in this WorldCom-related action, which was brought by a plaintiff that opted out of the settlement of the WorldCom class action. The amount paid in settlement of this action is covered by existing litigation reserves.

Dynegy Inc.

        On May 2, 2005, Citigroup entered into a stipulation and agreement of settlement to settle IN RE: DYNEGY INC. SECURITIES LITIGATION. The District Court gave final approval to the settlement on July 7, 2005. The amount paid in settlement of this action is covered by existing litigation reserves.

Research

        Citigroup signed memoranda of agreement settling three putative class actions alleging research analyst conflicts of interest: IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION and IN RE SALOMON ANALYST WILLIAMS LITIGATION. Each of these settlements is subject to court approval. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

        In connection with the West Virginia Attorney General action against CGMI and nine other firms alleging that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities, on July 7, 2005, the West Virginia Supreme Court resolved this matter in favor of CGMI and the other defendants, holding that the West Virginia Attorney General does not have the authority pursuant to the Consumer Credit and Protection Act to bring a lawsuit in connection with research activities.

        On July 8, 2005, Judge Gerard Lynch gave final approval to settlement of the matter IN RE GLOBAL CROSSING, LTD SECURITIES LITIGATION, and rejected all objections to the settlement. As previously noted, the amount to be paid in settlement of this action is covered by existing litigation reserves.

        In the matter of POLITZER V. SALOMON SMITH BARNEY, a putative class action against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research, on May 16, 2005 the United States Supreme Court resolved this matter in favor of CGMI by denying plaintiffs' petition for a writ of certiorari seeking review of the Ninth Circuit's affirmance of the dismissal of their claims.

Parmalat

        In the matter BONDI V. CITIGROUP, the Court denied plaintiff's motion to dismiss Citibank's counterclaims on May 31, 2005. Discovery is ongoing in that action. On July 11, 2005, the New Jersey Supreme Court granted Defendants' motion for leave to appeal the denial of its motion to dismiss. That appeal is pending.

        In the matter IN RE PARMALAT SECURITIES LITIGATION, the court granted in part and denied in part Citigroup's motion to dismiss on July 13, 2005.

Foreign Currency Conversion

        In the matter IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION, on June 16, 2005, the Court denied plaintiffs' motion seeking reconsideration of portions of its March 9, 2005 rulings. In addition, Citigroup and certain other defendants have appealed to the U.S. Court of Appeals for the Second Circuit certain rulings regarding arbitration rights affecting class certification. Plaintiffs have also appealed or are seeking to appeal various class certification rulings. Plaintiffs also have been granted leave by the District Court to renew their motion for certification of a Diners Club subclass.

Transfer Agency

        On May 31, 2005, Smith Barney Fund Management LLC (SBFM) and Citigroup Global Markets Inc. (CGMI) completed its settlement with the U.S. Securities and Exchange Commission resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent, and an unaffiliated sub-transfer agent. Under the terms of the settlement, SBFM and CGMI paid a total of $208.1 million, consisting of $128 million in disgorgement and $80 million in penalties. The settlement, in which SBFM and CGMI have neither admitted nor denied wrongdoing or liability, includes fraud charges resulting from failure by SBFM and CGMI to disclose aspects of the transfer agent arrangements to the Funds. The settlement does not establish wrongdoing or liability for purposes of any other proceeding.

Investigations of Euro Zone Government Bonds Trade

        On June 28, 2005, the U.K. Financial Services Authority cited Citigroup for breaches of FSA Principle 2 (a firm must conduct its business with skill, care and diligence) and 3 (a firm must take reasonable care to organize and control its affairs responsibly and effectively). Citigroup agreed to pay $7.29 million to the FSA and relinquish $18.15 million in profits generated by the trade to the FSA.

Other

        On June 22, 2005, a shareholder derivative action was filed in Delaware state court, DAVID B. SHAEV PROFIT SHARING ACCOUNT V. ARMSTRONG, ET AL., alleging claims against Citigroup directors in connection with Citigroup's activities with Enron, WorldCom, and research analyst-related matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
Share Repurchases

        Under its long-standing repurchase program, the Company buys back common shares in the market or otherwise from time to time.

        The following table summarizes the Company's share repurchases during 2005:

In millions, except per share amounts	Total Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
First quarter 2005
Open market repurchases(1)	19.0	$47.65	$1,300
Employee transactions(2)	10.2	$49.06	N/A

Total first quarter 2005	29.2	$48.15	$1,300

April 2005
Open market repurchases	9.1	$46.51	$15,877
Employee transactions	0.2	$46.41	N/A
May 2005
Open market repurchases	19.1	$47.04	$14,981
Employee transactions	0.4	$46.78	N/A
June 2005
Open market repurchases	13.6	$47.45	$14,335
Employee transactions	0.1	$46.86	N/A

Second quarter 2005
Open market repurchases	41.8	$47.06	$14,335
Employee transactions	0.7	$46.67	N/A

Total second quarter 2005	42.5	$47.05	$14,335

Year-to-date 2005
Open market repurchases	60.8	$47.25	$14,335
Employee transactions	10.9	$48.90	N/A

Total year-to-date 2005	71.7	$47.50	$14,335

(1)
All open market repurchases were transacted under an existing authorized share repurchase plan that was publicly announced on July 17, 2002. All 2005 first quarter open market repurchases were conducted under this authorization. On April 14, 2005, the Board of Directors authorized up to an additional $15 billion in share repurchases.

(2)
Consists of shares added to treasury stock related to activity on employee stock option plan reload exercises, where the employee delivers existing shares to cover the reload option exercise, or under the Company's employee Restricted Stock Program, where employees utilize certain shares that have vested to satisfy tax requirements.

Item 6. Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August, 2005.

CITIGROUP INC. (Registrant)
By:	/s/ SALLIE KRAWCHECK Sallie Krawcheck Chief Financial Officer (Principal Financial Officer)
By:	/s/ JOHN C. GERSPACH John C. Gerspach Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.01.1	Restated Certificate of Incorporation of Citigroup Inc. (the Company), incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-3 filed December 15, 1998 (No. 333-68949).
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
10.01
Transaction Agreement, dated as of June 23, 2005, by and between Citigroup Inc. and Legg Mason, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 30, 2005 (File No. 1-9924).
10.02
Global Distribution Agreement, dated as of June 23, 2005, by and between Citigroup Inc. and Legg Mason, Inc., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 30, 2005 (File No. 1-9924).
12.01+	Calculation of Ratio of Income to Fixed Charges.
12.02+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01+	Residual Value Obligation Certificate.

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
CITIBANK, N.A. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
CITIGROUP INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX