Form 10-Q
period 2005-09-30
CITIGROUP INC
filed 2005-11-04
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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

Common stock outstanding as of September 30, 2005: 5,058,978,866

Available on the Web at www.citigroup.com

Citigroup Inc.

TABLE OF CONTENTS

Part I—Financial Information

		Page No.
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)— Three and Nine Months Ended September 30, 2005 and 2004	69
	Consolidated Balance Sheet— September 30, 2005 (Unaudited) and December 31, 2004	70
	Consolidated Statement of Changes in Stockholders' Equity (Unaudited)— Nine Months Ended September 30, 2005 and 2004	71
	Consolidated Statement of Cash Flows (Unaudited)— Nine Months Ended September 30, 2005 and 2004	72
	Consolidated Balance Sheet—Citibank, N.A. and Subsidiaries September 30, 2005 (Unaudited) and December 31, 2004	73
	Notes to Consolidated Financial Statements (Unaudited)	74
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6—66
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50—53, 84, 85
Item 4.	Controls and Procedures	67
	Part II—Other Information
Item 1.	Legal Proceedings	104
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	106
Item 6.	Exhibits	107
Signatures		108
Exhibit Index		109

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

        The Company's activities are conducted through the Global Consumer, Corporate and Investment Banking (CIB), Global Wealth Management and Alternative Investments business segments.

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

        Consumer Finance provides community-based lending services through branch networks, regional sales offices and marketing initiatives with other Citigroup businesses. The business of CitiFinancial is included in North America Consumer Finance. As of September 30, 2005, North America Consumer Finance maintained 2,705 offices, including 2,450 in the U.S., Canada, and Puerto Rico, and 255 offices in Mexico, while International Consumer Finance maintained 1,759 sales points, including 392 branches and 654 ALMs in Japan. Consumer Finance offers real-estate-secured loans, unsecured and partially secured personal loans, auto loans and loans to finance consumer-goods purchases. In addition, CitiFinancial, through certain subsidiaries and third parties, makes available various credit-related and other insurance products to its U.S. customers.

        Retail Banking provides banking, lending, investment and insurance services to customers through retail branches, electronic delivery systems, and the Primerica sales force. In North America, Retail Banking includes the operations of Retail Distribution, Commercial Business, Prime Home Finance, Student Loans, Primerica, and Mexico Retail Banking. Retail Distribution delivers banking, lending, investment and insurance services through 884 branches in the U.S. and Puerto Rico and through Citibank Online, an Internet bank. The Commercial Business provides equipment leasing and financing, and banking services to small- and middle-market businesses. The Prime Home Finance business originates and services mortgages for customers across the U.S. The Student Loan business is comprised of the origination and servicing of student loans in the U.S. The business operations of Primerica involve the sale, mainly in North America, of life insurance, Smith Barney mutual funds, CitiFinancial debt consolidation loans, Prime Home Finance, and variable annuities products. The Primerica sales force is composed of more than 100,000 independent representatives. Mexico Retail Banking consists of the branch banking operations of Banamex, which maintains 1,335 branches, the Banamex insurance operations formerly reported in the Life Insurance and Annuities business, and the Banamex asset management and retirement services operations formerly reported in Asset Management (currently reflected as a discontinued operation). International Retail Banking consists of 1,201 branches and provides full-service banking, investment and insurance services in EMEA, Japan, Asia, and Latin America.

        Latin America also includes the Latin America Retirement Services operations formerly reported in Asset Management. In addition to North America, Commercial Business consists of the suite of products and services offered to small- and middle-market businesses in the international regions.

        During the 2005 third quarter, Citigroup announced a senior management realignment in its Global Consumer Group. This realignment will be organized along customer lines that will recognize the different opportunities in the North American and International retail consumer marketplaces. Ajay Banga, currently President of Retail Banking North America, and Steven J. Freiberg, currently Chairman and Chief Executive Officer of Citi Cards, will become co-heads of the Global Consumer Group, with Mr. Banga leading the International operations and Mr. Freiberg leading the North American business (U.S. and Canada). This reorganization was done with the view that it will enable the Company to better focus on customers' needs in an integrated fashion across all product lines and more effectively respond to the specific opportunities in markets at different stages of development. The presentation of the Company's 2005 fourth quarter disclosures will reflect this organizational and product structure.

CORPORATE AND INVESTMENT BANKING

        Corporate and Investment Banking (CIB) provides corporations, governments, institutions and investors in approximately 100 countries with a broad range of financial products and services. CIB includes Capital Markets and Banking, Transaction Services and Other Corporate.

        Capital Markets and Banking offers a wide array of investment banking and commercial banking services and products, including the underwriting and distribution of fixed income and equity securities for U.S. and multinational corporations and for state, local and other governmental and government-sponsored authorities. In addition, Capital Markets and Banking also provides capital raising, advisory, research and other brokerage services to its customers, acts as a market-maker and executes securities and commodities futures brokerage transactions on all major U.S. and international exchanges on behalf of customers and for its own account. Capital Markets and Banking is a major participant in foreign exchange markets and in the over-the-counter (OTC) market for derivative instruments involving a wide range of products, including interest rate, equity and currency swaps, caps and floors, options, warrants and other derivative products. It creates and sells various types of structured securities, as well as provides traditional bank lending products to its clientele.

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

GLOBAL WEALTH MANAGEMENT

        Global Wealth Management is comprised of Smith Barney Private Client, Citigroup Investment Research, and the Citigroup Private Bank. Through its Smith Barney network of Financial Consultants and Private Bank offices, Global Wealth Management is one of the leading providers of wealth management services to high-net-worth and affluent clients in the world.

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

        A significant portion of Smith Barney's revenue is generated from fees earned by managing client assets, as well as commissions earned as a broker for its clients in the purchase and sale of securities. Additionally, Smith Barney generates net interest revenue by financing customers' securities transactions and other borrowing needs through security-based lending. Smith Barney also receives commissions and other sales and service revenues through the sale of third-party mutual funds. As part of Smith Barney, Citigroup Investment Research produces equity research to serve both institutional and individual investor clients. The majority of expenses for Citigroup Investment Research are allocated to the Global Equities business within CIB and Smith Barney businesses.

        Private Bank provides personalized wealth management services for high-net-worth clients through offices in 31 countries and territories. With a global network of Private Bankers and Product Specialists, Private Bank leverages its experience with clients' needs and its access to Citigroup to provide clients with comprehensive investment management, investment finance and banking services. Investment management services include investment funds management and capital markets solutions, as well as trust, fiduciary and custody services. Investment finance provides standard and tailored credit services including real estate financing, commitments and letters of credit, while Banking includes services for deposit, checking and savings accounts, as well as cash management and other traditional banking services.

ALTERNATIVE INVESTMENTS

        Alternative Investments' products and services are provided through Citigroup Alternative Investments (CAI). CAI is an integrated alternative investment platform that manages a wide range of products across five asset classes, including private equity, hedge funds, real estate, structured products and managed futures. CAI manages capital on behalf of Citigroup, as well as third-party institutional and high-net-worth investors. CAI's business model is to enable its 12 investment centers to retain entrepreneurial qualities required to capitalize on evolving opportunities, while benefiting from the intellectual, operational and financial resources of Citigroup. Citigroup's proprietary portfolio also includes shares in public companies (the St. Paul Travelers Companies Inc. (St. Paul) and MetLife, Inc.) acquired as part of the disposition of certain Citigroup businesses.

CORPORATE/OTHER

        Corporate/Other includes net treasury results not reported in the other segments' results, corporate expenses, certain intersegment eliminations, the results of certain discontinued operations, and taxes not allocated to the individual businesses.

CITIGROUP INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars except per share amounts			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense(1)	$21,498	$18,738	15%	$62,863	$59,525	6%
Operating expenses	11,413	10,179	12	33,789	38,527	(12)
Benefits, claims, and credit losses(1)	2,840	1,235	NM	6,902	5,503	25

Income from continuing operations before taxes and minority interest	$7,245	$7,324	(1)%	$22,172	$15,495	43%
Income taxes	2,164	2,229	(3)	6,827	4,417	55
Minority interest, net of tax	93	69	35	511	172	NM

Income from continuing operations	$4,988	$5,026	(1)%	$14,834	$10,906	36%
Discontinued operations(2)(3)	2,155	282	NM	2,823	819	NM

Net Income	$7,143	$5,308	35%	$17,657	$11,725	51%

Earnings per share
Basic earnings per share:
Income from continuing operations	$0.98	$0.98	—	$2.90	$2.13	36%
Net income	1.41	1.03	37%	3.45	2.29	51%
Diluted earnings per share:
Income from continuing operations	$0.97	$0.96	1%	$2.85	$2.09	36%
Net income	1.38	1.02	35%	3.39	2.24	51%

Return on Average Common Equity(4)	25.4%	21.3%		21.4%	15.9%
Return on Risk Capital(5)	37.0	42.0		38.0	32.0
Total Assets (in billions of dollars)	$1,472.8	$1,436.6
Total Equity (in billions of dollars)	111.8	103.4
Tier 1 Capital Ratio	9.12%	8.37%
Total Capital Ratio	12.37%	11.49%

(1)
Revenues, net of interest expense, and benefits, claims, and credit losses in the table above are disclosed on an owned basis (under Generally Accepted Accounting Principles (GAAP)). Citigroup discloses certain revenues, net of interest expense, credit losses and receivables for its Cards business on a managed basis. These managed basis disclosures gross-up revenues and credit losses by the same amount to reflect credit losses that would be recorded if the receivables were not securitized. This managed basis reporting does not reverse out the gain that the Company recognizes on the securitization transaction and does not reinstate the net interest revenue that would have been accrued had the loans not been securitized. Under this managed basis reporting, revenues, net of interest expense, and benefits, claims, and credit losses would each have been increased by $1.267 billion and $1.250 billion in the 2005 and 2004 third quarters, respectively, and by $3.749 billion and $3.865 billion for the respective nine-month periods. Although a managed basis presentation is not in conformity with GAAP, management believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. Furthermore, investors utilize information about the credit quality of the entire managed portfolio as the results of both the held and securitized portfolios impact the overall performance of the Cards business. See the discussion of the Cards business on page 22.
(2)
Discontinued Operations includes the operations described in the Company's January 31, 2005, announced agreement for the sale of Citigroup's Travelers Life & Annuity, substantially all of Citigroup's international insurance business and Citigroup's Argentine pension business to MetLife, Inc. The transaction closed during the 2005 third quarter and resulted in a $3.4 billion ($2.1 billion after-tax) gain. See Note 4 to the Consolidated Financial Statements.
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
(5)
Risk capital is defined as the amount of capital required to absorb potential unexpected economic losses resulting from extremely severe events over a one-year time period. Return on risk capital is calculated as annualized net income divided by average risk capital. Invested capital is defined as risk capital plus Goodwill and Intangible assets excluding Mortgage Servicing Rights, which are a component of risk capital. Return on invested capital is calculated using annualized income adjusted to exclude a net internal charge Citigroup levies on the goodwill and intangible assets of each business offset by each business's share of the rebate of the goodwill and intangible asset charge. Return on risk capital and return on invested capital are non-GAAP performance measures. Management uses return on risk capital to assess businesses' operating performance and to allocate Citigroup's balance sheet and risk taking capacity. Return on invested capital is used to assess returns on potential acquisitions and divestitures and to compare long-term performance of businesses with differing proportions of organic and acquired growth. For a further discussion on risk capital, see page 42.
NM
Not meaningful

Business Focus

        The following tables show the net income (loss) for Citigroup's businesses both on a product view and on a regional view:

Citigroup Net Income—Product View

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2005	2004(1)		2005(1)	2004(1)
Global Consumer
Cards	$1,182	$1,267	(7)%	$3,335	$3,259	2%
Consumer Finance	495	643	(23)	1,770	1,804	(2)
Retail Banking	1,111	1,271	(13)	3,661	3,631	1
Other(2)	(65)	(62)	(5)	(303)	148	NM

Total Global Consumer	$2,723	$3,119	(13)%	$8,463	$8,842	(4)%

Corporate and Investment Banking
Capital Markets and Banking	$1,424	$1,159	23%	$3,906	$4,138	(6)%
Transaction Services	327	286	14	860	783	10
Other(2) (3)	46	7	NM	82	(4,566)	NM

Total Corporate and Investment Banking	$1,797	$1,452	24%	$4,848	$355	NM

Global Wealth Management
Smith Barney	$227	$198	15%	$663	$661	—
Private Bank	79	136	(42)	284	447	(36)%

Total Global Wealth Management	$306	$334	(8)%	$947	$1,108	(15)%

Alternative Investments	$339	$117	NM	$1,086	$428	NM
Corporate/Other	(177)	4	NM	(510)	173	NM

Income from Continuing Operations	$4,988	$5,026	(1)%	$14,834	$10,906	36%
Discontinued Operations(4)	2,155	282	NM	2,823	819	NM

Net Income	$7,143	$5,308	35%	$17,657	$11,725	51%

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
NM
Not meaningful

Citigroup Net Income—Regional View

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2005	2004(1)		2005(1)	2004(1)
North America (excluding Mexico)(2)
Global Consumer	$1,761	$2,123	(17)%	$5,464	$5,656	(3)%
Corporate and Investment Banking(3)	637	501	27	1,992	(2,997)	NM
Global Wealth Management	288	272	6	876	869	1

Total North America	$2,686	$2,896	(7)%	$8,332	$3,528	NM

Mexico
Global Consumer	$511	$249	NM	$1,156	$712	62%
Corporate and Investment Banking	177	198	(11)%	336	476	(29)
Global Wealth Management	12	13	(8)	35	41	(15)

Total Mexico	$700	$460	52%	$1,527	$1,229	24%

Europe, Middle East and Africa (EMEA)
Global Consumer(4)	$(154)	$154	NM	$89	$958	(91)%
Corporate and Investment Banking(4)	358	124	NM	882	1,051	(16)
Global Wealth Management	8	4	100%	10	17	(41)

Total EMEA	$212	$282	(25)%	$981	$2,026	(52)%

Japan
Global Consumer	$169	$164	3%	$532	$453	17%
Corporate and Investment Banking	58	91	(36)	160	271	(41)
Global Wealth Management	(29)	3	NM	(82)	48	NM

Total Japan	$198	$258	(23)%	$610	$772	(21)%

Asia (excluding Japan)
Global Consumer	$375	$332	13%	$1,027	$859	20%
Corporate and Investment Banking	382	309	24	953	938	2
Global Wealth Management	26	33	(21)	92	102	(10)

Total Asia	$783	$674	16%	$2,072	$1,899	9%

Latin America
Global Consumer	$61	$97	(37)%	$195	$204	(4)%
Corporate and Investment Banking	185	229	(19)	525	616	(15)
Global Wealth Management	1	9	(89)	16	31	(48)

Total Latin America	$247	$335	(26)%	$736	$851	(14)%

Alternative Investments	$339	$117	NM	$1,086	$428	NM
Corporate /Other	(177)	4	NM	(510)	173	NM

Income from Continuing Operations	$4,988	$5,026	(1)%	$14,834	$10,906	36%
Discontinued Operations(5)	2,155	282	NM	2,823	819	NM

Net Income	$7,143	$5,308	35%	$17,657	$11,725	51%

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
NM
Not meaningful

Management Summary

        Net income for the 2005 third quarter was $7.143 billion or $1.38 per diluted share, both of which were up 35% from 2004, and included the gain ($2.120 billion after-tax) on the sale of the Life Insurance and Annuities Business, which was completed during the quarter. Income from continuing operations was $4.988 billion or $0.97 per diluted share in the 2005 third quarter.

        During the 2005 third quarter, Citigroup continued to demonstrate the benefits of our diverse business platform, as strength in our corporate and capital markets businesses offset certain weaknesses in our U.S. consumer businesses. The Company recorded revenue growth of 15% over the 2004 third quarter. Capital Markets and Banking revenues were up 39% over the prior year, and Transaction Services revenues increased 19% to record levels. Smith Barney had 13% revenue growth year-over-year.

        The 2005 third quarter results included a number of unusual charges and benefits. We had a year-over-year increase in credit costs of more than $1.6 billion. The negative impact of Hurricane Katrina, the accelerated pace of bankruptcies prior to the effective date of the change in the U.S. bankruptcy law, the compression of interest rate spreads and the higher payment rates in our North American Cards business all negatively impacted the quarter's results.

        Despite the increase in credit costs, the underlying credit environment was relatively stable in the quarter. Global Consumer loss rates in the quarter increased to 3.44% on a managed basis, excluding commercial business, primarily reflecting the standardization of the EMEA loan write-off policy. Corporate cash-basis loans declined 24% from June 30, 2005, to $1.2 billion.

        Our franchises continued to expand. We made progress in extending our global distribution network and strengthening our product capabilities. In the 2005 third quarter, we added 108 retail banking and consumer finance branches globally and 66 automated loan machines (ALMs) in Japan. Over the last 12 months, we have added 549 branches globally and 235 ALMs in Japan. We are continuing to work at expanding our distribution, especially in the fast-growing International Consumer market, where we see very attractive long-term growth rates.

        The Company's equity was $112 billion at September 30, 2005. During the quarter, we paid out $2.3 billion in dividends to our common shareholders (an increase of 10% from the year-ago quarter), repurchased $5.5 billion of common stock (124 million shares), and maintained a "well-capitalized" position with a Tier 1 Capital Ratio of 9.12% at the end of the quarter. The Company reported a return on common equity of 25.4% and a return on risk capital of 37%. We believe that repurchasing our stock is a good use of capital and anticipate continuing to repurchase our stock in the near-term while maintaining our strong capital position.

        The Company has made significant progress with the implementation of its Five Point Plan. The Five Point Plan strengthens a foundation of values, priorities and internal controls that are essential for sustained long-term growth.

        During the 2005 third quarter, we announced a senior management realignment in our Global Consumer Group. This realignment will be organized along customer lines with a goal to recognizing the different opportunities in the North American and International retail consumer marketplaces. The presentation of the Company's 2005 fourth quarter disclosures will reflect this organizational and product structure.

        Certain of the above statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 68.

EVENTS IN 2005 and 2004

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 68.

Sale of Asset Management Business

        On June 24, 2005, the Company announced that it had signed a definitive agreement under which Citigroup will sell substantially all of its Asset Management Business in exchange for the broker-dealer business of Legg Mason, Inc. (Legg Mason), approximately $1.5 billion of Legg Mason's common and preferred shares (valued as of the announcement date), and approximately $550 million in the form of a five-year loan facility provided by Citigroup Corporate and Investment Banking. The transaction does not include Citigroup's asset management business in Mexico, its retirement services business in Latin America (both of which are now included in Retail Banking) or its interest in the CitiStreet joint venture (which is now included in Smith Barney). The total value of this transaction at the time of the announcement was approximately $3.7 billion, resulting in an after-tax gain to Citigroup upon closing of approximately $1.6 billion. The actual gain is contingent upon Legg Mason's stock price as of the closing date, as well as other closing adjustments. Using the high and the low stock prices since the announcement date, the approximate after-tax gain has fluctuated from $1.6 billion to $2.3 billion, ending at $2.1 billion as of September 30, 2005.

        As part of this transaction, Citigroup also announced in the 2005 third quarter the concurrent sale of Legg Mason's Capital Markets business to Stifel Financial Corp. The business being sold consists of areas in which Citigroup already has full capabilities, including investment banking, institutional equity sales and trading, taxable fixed income sales and trading, and research. No gain or loss will be recognized from this transaction. (The transactions described in these two paragraphs are referred to herein as the Sale of the Asset Management Business.)

        Citigroup and Legg Mason have entered into a three year agreement under which Citigroup will continue to offer its clients Asset Management's products, will become the primary retail distributor of the Legg Mason funds managed by Legg Mason Capital Management Inc., and may also distribute other Legg Mason products. These products will be offered primarily through Citigroup's Global Wealth Management businesses, Smith Barney and Private Bank, as well as through Primerica and Citibank. The distribution of these products will be subject to applicable requirements of law.

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

        The Asset Management Businesses being sold were the primary vehicles through which Citigroup engaged in the asset management business. The businesses generated total revenues of $324 million and $342 million and net income of $66 million and $37 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, Asset Management generated total revenues of $984 million and $1,032 million and net income of $181 million and $161 million, respectively. The businesses had total assets of $1.2 billion at September 30, 2005.

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

Sale of Travelers Life & Annuity and Substantially All International Insurance Businesses

        On July 1, 2005, the Company completed the sale of Citigroup's Travelers Life & Annuity and substantially all of Citigroup's international insurance businesses to MetLife, Inc. (MetLife). The businesses sold were the primary vehicles through which Citigroup engaged in the Life Insurance and Annuities business.

        Citigroup received $1.0 billion in MetLife equity securities and $10.830 billion in cash, which resulted in an after-tax gain of approximately $2.120 billion. This gain remains subject to final closing adjustments.

        The transaction encompassed Travelers Life & Annuity's U.S. businesses and its international operations other than Citigroup's life insurance business in Mexico (which is now included within Retail Banking). International operations included wholly owned insurance companies in the United Kingdom, Belgium, Australia, Brazil, Argentina, and Poland; joint ventures in Japan and Hong

Kong; and offices in China. The transaction also included Citigroup's Argentine pension business. (The transaction described in the preceding three paragraphs is referred to herein as the Sale of the Life Insurance and Annuities Business).

        In connection with the Sale of the Life Insurance and Annuities Business, Citigroup and MetLife have entered into ten-year agreements under which Travelers Life & Annuity products will be made available through certain Citigroup distribution channels, subject to appropriate suitability and other standards. In addition, MetLife products will be added to these distribution channels.

        Also included in the sales agreement between Citigroup and MetLife are provisions related to transitional services that will be provided for a period of 24 to 30 months. These transitional service provisions may be terminated or extended. The costs associated with these provisions are not considered to be significant.

        Results for all of the businesses included in the Sale of the Life Insurance and Annuities Business, including the gain that was recorded this quarter, are reported as Discontinued Operations for all periods presented. The unrealized gain on the MetLife securities from July 1, 2005 to September 30, 2005, are included in the Consolidated Statement of Changes in Stockholders' Equity within "Accumulated other changes in equity from nonowner sources" (net change in unrealized gains and losses on investment securities, net of tax).

Change in EMEA Consumer Write-off Policy

        In the past, certain Western European consumer portfolios were granted an exception to Citigroup's global write-off policy. The exception extended the write-off period from the standard 120-day policy for personal installment loans, and was granted because of the higher recovery rates experienced in these portfolios. Citigroup recently observed lower actual recovery rates, stemming primarily from a change in bankruptcy and wage garnishment laws in Germany, and as a result, conformed the regional charge-off policy to its global standard. The net charge was $490 million resulting from the recording of $1.153 billion of write-offs and a corresponding utilization of $663 million of reserves, in the 2005 third quarter. These write-offs, along with the underlying portfolio performance, caused the 90-day delinquency rate for the Consumer EMEA portfolio to decline to 1.43% at September 30, 2005, compared to 4.43% at June 30, 2005.

        These write-offs did not relate to a change in the portfolio credit quality but rather to a change in environmental factors due to law changes and consumer behavior that led Citigroup to re-evaluate its estimates of future long-term recoveries and their appropriateness to the write-off exception.

        A slight upward movement in net charge-offs may occur in EMEA in the near-term due to the timing of the write-offs, now at 120 days, versus the longer period of time over which recoveries will be realized. The Company is in the process of adjusting its collection strategies in EMEA to reflect the revised write-off time frame.

Impact from Hurricane Katrina

        The Company recorded a $222 million ($357 million pretax) charge for the impact from Hurricane Katrina. This charge includes the Company's initial estimate of probable losses that have been incurred as of September 30, 2005. It consists primarily of additional credit reserve charges in Cards, Consumer Finance and Retail Banking businesses, based on total credit exposures of approximately $3.6 billion in the Federal Emergency Management Agency (FEMA) Individual Assistance designated areas. Given the limited access to customers and to properties in the affected areas, estimates have, in many cases, been based upon assumptions which include the identification of customers and properties impacted, type of damage inflicted upon collateral (i.e., flood or wind or both), existence of underlying insurance, and extent of damage. As the Company is able to gain better access to the affected areas and to customers in those areas, the loss estimates will be refined.

        This charge does not include $25 million (pretax) of waived fees and interest from customers during the quarter, which are likely to continue in the 2005 fourth quarter.

United States Bankruptcy Legislation

        Recent changes to the U.S. bankruptcy laws make it more difficult for certain individuals to have their debt canceled. The changes became effective on October 17, 2005. Prior to the law's changing, there was a significant acceleration in customers' bankruptcy filings. For the 2005 third quarter, Citigroup estimates that the incremental bankruptcy filings resulted in approximately $200 million of additional pretax losses, while the 2005 nine-month period includes approximately $400 million in additional pretax losses. Leading up to the October 17, 2005 effective date, the bankruptcy filing rates continued to increase at a significant pace. The adverse effects from these bankruptcy filings after September 30, 2005 until the October 17, 2005 effective date will be reflected in the Company's 2005 fourth quarter financial statements.

Homeland Investment Act Benefit

        The Company's results from continuing operations include a $185 million tax benefit from the Homeland Investment Act provision of the American Jobs Creation Act of 2004, net of the impact of remitting income earned in 2005 and prior years that would otherwise have been indefinitely invested overseas. The amount of dividends that will be repatriated relating to this benefit is approximately $2.8 billion.

Copelco Litigation Settlement

        In 2000, Citigroup purchased Copelco Capital, Inc., a leasing business, from Itochu International Inc. and III Holding Inc. (formerly known as Copelco Financial Services Group, Inc.) (collectively referred to herein as "Itochu") for $666 million. During 2001, Citigroup filed a lawsuit asserting breach of representations and warranties, among other causes of action, under the Stock Purchase Agreement entered into between Citigroup and Itochu in March of 2000. During the 2005 third quarter, Citigroup and Itochu signed a settlement agreement that mutually released all claims, and under which Itochu agreed to pay Citigroup $185 million. The settlement proceeds were received in August.

Mexico Value Added Tax (VAT) Refund

        During the 2005 third quarter, Citigroup Mexico received a $182 million refund of VAT taxes from the Mexican Government related to the 2003 and 2004 tax years as a result of a Mexico Supreme Court ruling. The refund was recorded as a reduction of $140 million (pretax) in other operating expense and $42 million (pretax) in other revenue.

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

  (iv)
  transactions and activities related to the IPO Securities Litigation.

        During the 2004 second quarter, in connection with the settlement of the WorldCom class action, the Company reevaluated and increased its reserves for these matters. The Company recorded a charge of $7.915 billion ($4.95 billion after-tax) relating to (i) the settlement of class action litigation brought on behalf of purchasers of WorldCom securities, and (ii) an increase in litigation reserves for the other matters described above (WorldCom and Litigation Reserve Charge). Subject to the terms of the WorldCom class action settlement, and its eventual approval by the courts, the Company will make a payment of $2.575 billion, or $1.59 billion after-tax, to the WorldCom settlement class. Subject to the terms of the Enron class action settlement, and its eventual approval by the courts, the Company will make a payment of $2.01 billion (pretax) to the Enron settlement class. As of September 30, 2005, the Company's litigation reserve for these matters, net of the amounts to be paid upon final approval of the WorldCom and Enron class action settlements and other settlements arising out of the matters above not yet paid, was approximately $3.9 billion on a pretax basis.

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

        Under the agreement, Citigroup will acquire Federated's approximately $4.5 billion credit card receivables portfolio in two phases. For the first phase, which closed on October 24, 2005, Citigroup initially acquired Federated's receivables under management, totaling approximately $3.3 billion. For the second phase, additional Federated receivables, which total approximately $1.2 billion, are expected to be transferred to Citigroup in the 2006 second quarter from the current provider. In addition, Citigroup is expected to acquire, in the 2006 third quarter, the approximately $1.8 billion credit card receivables portfolio of The May Department Stores Company which recently merged with Federated.

        Citigroup is paying a premium of approximately 11.5% to acquire each of the portfolios. The multi-year agreement also provides Federated the ability to participate in the portfolio based on credit sales and certain other performance metrics of the portfolio after the receivable sale is completed.

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

        Under the terms of the settlement, Citigroup paid a total of $208.1 million (pretax), consisting of $128 million in disgorgement and $80 million in penalties. These funds, less $24 million already credited to the Funds, have been paid to the U.S. Treasury and will be distributed pursuant to a distribution plan to be prepared by Citigroup and approved by the SEC. The terms of the settlement had been fully reserved by Citigroup in prior periods.

Resolution of the 2004 Eurozone Bond Trade

        As announced on June 28, 2005, Citigroup paid $7.29 million to the U.K. Financial Services Authority (FSA) during the 2005 third quarter relating to trading activity in the European government bond and bond derivative markets on August 2, 2004. As further agreed, the Company also relinquished to the FSA approximately $18.2 million in profits generated by the trade. In Italy, Citigroup was suspended from trading on the MTS domestic electronic bond trading platform for one month beginning November 1, 2005.

Merger of Bank Holding Companies

        On August 1, 2005, Citigroup merged its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. Coinciding with this merger, Citigroup assumed all existing indebtedness and outstanding guarantees of Citicorp.

        During the 2005 second quarter, Citigroup also consolidated its capital markets funding activities into two legal entities: (i) Citigroup Inc., which issues long-term debt, trust preferred securities, and preferred and common stock, and (ii) Citigroup Funding Inc. (CFI), a newly formed, fully guaranteed, first-tier subsidiary of Citigroup, which issues commercial paper and medium-term notes.

        As part of the funding consolidation, Citigroup unconditionally guaranteed Citigroup Global Markets Holdings Inc.'s (CGMHI) outstanding SEC-registered indebtedness. CGMHI no longer files periodic reports with the SEC and continues to be rated on the basis of a guarantee of its financial obligations from Citigroup.

        This legal vehicle simplification is expected to result in more efficient management of capital and liquidity, unified access to the capital markets and a reduction in the number of the Company's credit-rated entities.

        See "Capital Resources and Liquidity" section beginning on page 56 and Note 17 to the Consolidated Financial Statements for further discussion.

Credit Reserves

        During the 2005 third quarter, Company recorded a net release/utilization to its credit reserves of $178 million, consisting of a net release/utilization of $342 million in Global Consumer and a net build of $164 million in CIB. The net release/utilization in Global Consumer included a utilization in EMEA of $663 million, related to write-offs of $1.153 billion in loans, and an unallocated reserve build of $260 million for credit concerns regarding Hurricane Katrina. The EMEA utilization and corresponding write-offs were the results of the standardization of the loan write-off policy in certain Western European consumer portfolios. The net build in CIB was primarily comprised of an unallocated build of $143 million in Capital Markets and Banking, which included a $100 million increase for unfunded lending commitments and letters of credit, and an unallocated build of $7 million in Transaction Services.

        During the 2004 third quarter, the Company recorded a net release/utilization of $885 million to its credit reserves, consisting of a net release/utilization of $504 million in Global Consumer and a net release/utilization of $381 million in CIB.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2005	2004	2005	2004
By Product:
Cards	$54	$(246)	$66	$(315)
Consumer Finance	171	(70)	155	(74)
Retail Banking	(596)	(188)	(605)	(345)
Smith Barney	6	—	10	—
Private Bank	24	—	14	—
Consumer Other	(1)	—	—	1

Total Global Consumer	$(342)	$(504)	$(360)	$(733)

Capital Markets and Banking	$155	$(326)	$122	$(788)
Transaction Services	9	(55)	13	(156)

Total Corporate and Investment Banking(1)	$164	$(381)	$135	$(944)

Total Citigroup	$(178)	$(885)	$(225)	$(1,677)

By Region:
North America (excluding Mexico)	$408	$(447)	$445	$(685)
Mexico	26	(152)	(69)	(400)
EMEA	(621)	10	(494)	(22)
Japan	22	(22)	22	(39)
Asia (excluding Japan)	3	(90)	(42)	(152)
Latin America	(16)	(184)	(87)	(379)

Total Citigroup	$(178)	$(885)	$(225)	$(1,677)

(1)
The 2005 third quarter and nine months, respectively, include a $100 million and $200 million increase in reserves for unfunded lending commitments and letters of credit due to an increase in outstanding commitments.

Allowance for Credit Losses

In millions of dollars	September 30, 2005	June 30, 2005	December 31, 2004	September 30, 2004
Allowance for loan losses	$10,015	$10,418	$11,269	$12,034
Allowance for unfunded lending commitments	800	700	600	600

Total allowance for loans, leases and unfunded lending commitments	$10,815	$11,118	$11,869	$12,634

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

Shutdown of the Private Bank in Japan and Related Charge and Other Activities in Japan

        On September 29, 2005, the Company officially closed its Private Bank business in Japan.

        In September 2004, the Financial Services Agency of Japan (FSA) issued an administrative order against Citibank Japan. This order included a requirement that Citigroup exit all private banking operations in Japan by September 30, 2005. In connection with this required exit, the Company established a $400 million ($244 million after-tax) reserve (the Exit Plan Charge) during the 2004 fourth quarter. During the third quarter of 2005, the Company released $45 million (pretax) of this reserve. The Company believes that the remaining reserve is adequate to cover any future settlements with ex-Private Bank Japan customers.

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

Results of Operations

Income and Earnings Per Share

        Net income in the 2005 third quarter was $7.143 billion or $1.38 per diluted share, up from $5.308 billion or $1.02 per diluted share in the 2004 third quarter. Net income for the 2005 nine-month period was $17.657 billion or $3.39 per diluted share, up 51% from the nine-month period of 2004. Net income for both the 2005 third quarter and nine-month period included the gain ($2.120 billion after-tax) on the sale of the Life Insurance and Annuities Business, which was completed during the 2005 third quarter.

        Citigroup reported income from continuing operations of $4.988 billion or $0.97 per diluted share, in the 2005 third quarter, down from $5.026 billion or $0.96 per diluted share in the 2004 third quarter. Income from continuing operations for the 2005 nine-month period of $14.834 billion or $2.85 per diluted share was up 36% from the nine-month period of 2004.

        Return on average common equity was 25.4% in the 2005 third quarter, compared to 21.3% in the same period of the previous year. Return on average common equity for the nine-month period of 2005 was 21.4% and 15.9% for the nine-month period of 2004.

        Global Consumer net income decreased $396 million, or 13%, from the third quarter of 2004 and decreased $379 million, or 4%, from the nine-month period of the previous year, while CIB increased $345 million, or 24%, from the third quarter of 2004 and $4.5 billion from the nine-month period of the previous year. Global Wealth Management decreased $28 million, or 8%, from the third quarter of 2004 and $161 million, or 15%, from the corresponding nine-month period in 2004. Alternative Investments increased $222 million from the 2004 third quarter and $658 million from the nine-month period of 2004.

        See individual segment and product discussions on pages 20 - 41 for additional discussion and analysis of the Company's results of operations.

Revenues, Net of Interest Expense

        Total revenues, net of interest expense, of $21.5 billion and $62.9 billion in the 2005 third quarter and nine months, respectively, were up $2.8 billion, or 15%, and up $3.3 billion, or 6%, from the respective 2004 periods. Global Consumer revenues were up $451 million, or 4%, in the 2005 third quarter to $12.3 billion, led by a $409 million, or 9%, increase in Retail Banking, reflecting growth in average customer deposits and loans. There was also an increase of $43 million, or 2%, in Consumer Finance due to growth in loans both domestically and internationally, partially offset by spread compression. Global Consumer increased $710 million, or 2%, from the nine-month period in 2004 to $36.4 billion.

        CIB revenues of $6.4 billion in the 2005 third quarter increased $1.7 billion, or 35%, from the 2004 third quarter. Capital Markets and Banking increased $1.5 billion, or 39%, from the 2004 third quarter, reflecting improvement across all products, including a strong performance in interest rate products, foreign exchange and commodities. Transaction Services increased $201 million, or 19%, from the third quarter of 2004 to $1.2 billion due to higher customer volume, reflecting increased liability balances held on behalf of customers, assets under custody and the positive impact of rising short-term interest rates. CIB reported a $1.3 billion, or 8%, increase from the nine-month period of 2004 to $17.6 billion.

        Global Wealth Management revenues of $2.2 billion increased $164 million, or 8%, from the prior-year quarter. Smith Barney increased $200 million, or 13%, from the 2004 third quarter due to increased fee-based and transactional revenue, while Private Bank decreased $36 million, or 7%, from the prior-year third quarter due to the continued wind-down of the Japan business. Global Wealth Management reported a $45 million, or 1%, increase in revenue to $6.4 billion from the nine-month period of 2004.

        Alternative Investments in the 2005 third quarter increased $423 million from the same three-month period of 2004 and $1.7 billion from the nine-month period of the previous year. The increase in this quarter is primarily due to private equity gains and earnings on proprietary hedge fund investments.

Selected Revenue Items

        Net interest revenue of $9.7 billion decreased $600 million, or 6%, from the 2004 third quarter, primarily reflecting rising short-term interest rates. Revenues in the 2005 nine-month period were $29.6 billion, down $1.8 billion, or 6%, from the corresponding nine-month period in 2004.

        Total commissions, asset management and administration fees, and other fee revenues of $6.3 billion increased by $1.7 billion, or 36%, compared to the 2004 third quarter, primarily attributable to higher servicing fees in the Consumer Assets portfolio, increased business volumes and overall product growth. Total commissions, asset management and administration fees, and other fee revenues of $17.5 billion increased $1.7 billion, or 11%, from the nine months of 2004.

        Principal transactions revenue of $2.0 billion was up $1.6 billion from the 2004 third quarter due to increases primarily in Global Fixed Income and Equity Markets. Principal transactions revenue of $5.0 billion increased $2.2 billion, or 81%, from the nine months of 2004. Realized gains from sales of investments were down $19 million, or 6%, to $284 million in the 2005 third quarter, primarily due to unfavorable market fluctuations during the quarter. The nine-month increase from 2004 was $332 million, or 51%. Other revenue of $2.4 billion increased $65 million, or 3%, from the 2004 third quarter and increased $512 million, or 7%, from the nine-month period in the previous year.

Operating Expenses

        Total operating expenses were $11.4 billion for the 2005 third quarter, up $1.2 billion, or 12%, from the comparable 2004 period. The increase was primarily due to increased incentive compensation expense in the CIB, Smith Barney and Alternative Investments.

        Global Consumer reported a 2% and 6% increase in total expense from the 2004 third quarter and nine-month period, respectively, which were primarily driven by continued investment spending, new branch expenses and volume growth. CIB expenses increased 26% from the 2004 third quarter, primarily due to an increase in compensation expense driven by business mix, and decreased 37% from the nine-month period due to the absence of the $7.9 billion WorldCom and Litigation Reserve Charge in the 2004 nine-month period. Global Wealth Management expenses increased 12% and 6% as compared to the prior year's three- and nine-month periods, primarily related to increased variable compensation driven by increased revenue. Alternative Investments expenses increased 49% from the 2004 three-month period and 34% from the nine-month period of 2004.

Benefits, Claims, and Credit Losses

        Benefits, claims, and credit losses were $2.8 billion in the 2005 third quarter and $6.9 billion for the nine-month period of 2005, up $1.6 billion, and up $1.4 billion, or 25%, from the 2004 third quarter and nine-month periods, respectively.

        Global Consumer provisions for benefits, claims, and credit losses of $2.8 billion in the 2005 third quarter and $6.9 billion for the 2005 nine-month period were up $1.1 billion, or 68%, and $602 million, or 10%, from the 2004 third quarter and year-to-date period, respectively, due to the $490 million charge to standardize the EMEA consumer loan write-off policies with the global write-off policy, a build of $260 million related to Hurricane Katrina and the absence of $436 million in net unallocated loan loss reserve releases recorded in the third quarter of 2004. Total net credit losses (excluding Commercial Business) were $2.919 billion, and the related loss ratio was 2.94% in the third quarter of 2005, as compared to $1.892 billion and 2.09% in the 2004 third quarter. The consumer loan delinquency ratio (90 days or more past due) decreased to 1.52% at September 30, 2005 from 2.06% at September 30, 2004. See page 47 for a reconciliation of total consumer credit information.

        Corporate and Investment Banking provision for credit losses of $43 million in the 2005 third quarter and $(27) million for the 2005 nine-month period were up $448 million and $785 million from the 2004 third quarter and year-to-date period, respectively. The Company increased CIB's reserve for credit losses by $150 million ($50 million for funded exposures and $100 million for unfunded lending commitments) in the 2005 third quarter due to an increase in exposures and credit risk in the portfolio.

        Corporate cash-basis loans at September 30, 2005 and 2004 were $1.2 billion and $2.2 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $153 million and $95 million, respectively. The decrease in corporate cash-basis loans from September 30, 2004, was related to improvements in the overall credit environment and write-offs, as well as sales of loans and paydowns in the portfolio. Corporate cash-basis loans at September 30, 2005 decreased $386 million from June 30, 2005.

Income Taxes

        The Company's effective tax rate on continuing operations was 29.9% in the 2005 third quarter compared to 30.4% in the 2004 third quarter. The 2005 third quarter includes an HIA benefit of $185 million, net of the impact of remitting income earned in 2005 and prior years that would otherwise have been indefinitely invested overseas.

        The 2004 third quarter included a reserve release of $147 million due to the closing of a tax audit.

Regulatory Capital

        Total capital (Tier 1 and Tier 2) was $105.3 billion, or 12.37% of net risk-adjusted assets, and Tier 1 capital was $77.7 billion, or 9.12% of net risk-adjusted assets at September 30, 2005, compared to $100.9 billion, or 11.85%, and $74.4 billion, or 8.74%, respectively, at December 31, 2004.

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

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

GLOBAL CONSUMER

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$12,321	$11,870	4%	$36,446	$35,736	2%
Operating expenses	5,657	5,541	2	17,256	16,259	6
Provisions for benefits, claims, and credit losses	2,770	1,645	68	6,919	6,317	10

Income before taxes and minority interest	$3,894	$4,684	(17)%	$12,271	$13,160	(7)%
Income taxes	1,153	1,550	(26)	3,762	4,272	(12)
Minority interest, net of tax	18	15	20	46	46	—

Net income	$2,723	$3,119	(13)%	$8,463	$8,842	(4)%

Average Risk Capital(1)	$27,342	$22,811	20%	$27,012	$22,587	20%
Return on Risk Capital(1)	40%	54%		42%	52%
Return on Invested Capital(1)	18%	22%		19%	21%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 42.

        Global Consumer reported net income of $2.723 billion and $8.463 billion in the 2005 third quarter and nine months, respectively, down $396 million, or 13%, from the 2004 third quarter and down $379 million, or 4%, from the 2004 nine-month period. The decline in the 2005 third quarter was driven by the standardization of the loan write-off policy within certain countries of the EMEA Retail Banking and Consumer Finance businesses, which resulted in an increase to the provision for credit losses of $490 million pretax ($332 million after-tax), the impact of Hurricane Katrina, which resulted in lower revenues of $115 million pretax, including the impact of waived interest and fees, and a net increase to the provision for credit losses of $260 million pretax (total Hurricane Katrina after-tax impact of $234 million), an increase in credit costs in U.S. Cards due to the recent bankruptcy legislation of approximately $200 million pretax, and the absence of prior-year unallocated credit reserve releases. Partially offsetting these decreases were a legal settlement related to the purchase of Copelco in the Commercial Business, tax benefits from the Homeland Investment Act, a refund of value added taxes in Mexico, lower credit losses in the U.S. from general improvement in the credit environment, and the impact from business volume growth. The 2005 nine-month decrease was also impacted by the absence of the prior-year $378 million gain on the sale of Samba, repositioning costs taken in the 2005 first quarter, a $111 million after-tax gain on the sale of the CitiCapital Transportation Finance business, a $72 million after-tax gain relating to the resolution of the Glendale litigation, and a 2005 first quarter $109 million after-tax loss on the sale of a Manufactured Housing Loan portfolio in Other Consumer.

        Cards net income decreased $85 million, or 7%, in the 2005 third quarter, but increased $76 million, or 2%, in the 2005 nine-month period. The 2005 third quarter decrease was driven by the increased bankruptcy losses, the absence of prior-year unallocated credit reserve releases, the impact in the U.S. of spread compression, and the impact of Hurricane Katrina, partially offset by lower contractual credit losses due to an improved credit environment, the impact of higher securitization gains in North America, and volume growth in International Cards. The increase in the nine-month period primarily resulted from lower credit losses due to the improved credit environment. Consumer Finance net income decreased $148 million, or 23%, in the 2005 third quarter and $34 million, or 2%, in the nine-month period, primarily due the impact of a credit reserve build related to the impact of Hurricane Katrina of $180 million pretax, the absence of prior-year unallocated credit reserve releases, and the impact of spread compression in North America, partially offset by lower net credit losses in North America related to the improved credit environment, the impact of higher volumes, and lower net credit losses and expenses in Japan. The nine-month period also included repositioning costs taken in the 2005 first quarter in EMEA and Latin America. Retail Banking net income decreased $160 million, or 13%, in the 2005 third quarter and increased $30 million, or 1%, in the 2005 nine-month period. The decline in the 2005 third quarter reflected the standardization of the loan write-off policy in EMEA, the impact of Hurricane Katrina on U.S. businesses, and the absence of prior-year unallocated credit reserve releases, partially offset by the Copelco legal settlement in the Commercial Business, a refund of value added taxes in Mexico, tax benefits related to the Homeland Investment Act, as well as business growth in Mexico, Asia, EMEA, and Latin America. The nine-month comparison was also impacted by a 2005 second quarter increase of $127 million ($81 million after-tax) in the Germany credit reserve to reflect increased experience with the effects of bankruptcy law liberalization, and in the 2005 first quarter, a $111 million after-tax gain on the sale of the CitiCapital Transportation Finance business, a $72 million after-tax gain relating to the resolution of the Glendale litigation, improved results in Prime Home Finance, and repositioning costs.

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

Global Consumer Net Income—Regional View

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
North America (excluding Mexico)	$1,761	$2,123	(17)%	$5,464	$5,656	(3)%
Mexico	511	249	NM	1,156	712	62
EMEA	(154)	154	NM	89	958	(91)
Japan	169	164	3	532	453	17
Asia (excluding Japan)	375	332	13	1,027	859	20
Latin America	61	97	(37)	195	204	(4)

Total Net Income	$2,723	$3,119	(13)%	$8,463	$8,842	(4)%

        The decline in Global Consumer net income in the 2005 third quarter reflected declines in North America (excluding Mexico), EMEA, and Latin America, partially offset by growth in all other regions. North America (excluding Mexico) declined $362 million, or 17%, and $192 million, or 3%, in the 2005 third quarter and nine months, respectively, driven by the impact of Hurricane Katrina, increased credit costs due to the recent bankruptcy legislation, and the absence of prior-year unallocated credit reserve releases, partially offset by the Copelco legal settlement in the Commercial Business, increased business volumes, and improved non-bankruptcy related credit losses. The nine-month period was additionally impacted by the sale of the CitiCapital Transportation Finance business and the resolution of the Glendale litigation in Retail Banking, partially offset by the loss on the sale of a Manufactured Housing Loan portfolio in Other Consumer. Net income in EMEA declined $308 million and $869 million in the 2005 third quarter and nine months, respectively, driven by an increase in the provision for credit losses due to the standardization of the loan write-off policy, higher investment expenses due to branch expansion, tax charges from the Homeland Investment Act of $23 million, and higher credit losses, primarily in the U.K. The nine-month period was additionally impacted by the prior-year gain on the sale of Samba, 2005 first quarter repositioning expenses of $66 million after-tax ($104 million pretax), and the impact of the 2005 second quarter Germany credit reserve build.

        Net income in Latin America declined $36 million, or 37%, and $9 million, or 4%, in the 2005 third quarter and nine months, respectively, reflecting the absence of prior-year unallocated credit reserve releases and higher investment expenses in Retail Banking, partially offset by an Argentina Compensation bond recovery of $24 million pretax and business volume growth. The nine-month period benefited from a 2005 second quarter Argentina Compensation bond recovery of $24 million pretax in Retail Banking, partially offset by 2005 first quarter repositioning costs of $8 million after-tax ($12 million pretax). Net income in Mexico grew $262 million and $444 million in the 2005 third quarter and nine months, respectively, driven by the refund of value added taxes worth $164 million pretax ($106 million after tax), tax benefits related to the Homeland Investment Act of $107 million, higher deposit and lending revenues in Retail Banking, and improved customer volumes in Cards. The nine-month period was additionally impacted by a $50 million favorable impact related to a restructuring of Mexican government notes and a reserve release related to an investment in Avantel worth $30 million. Growth in Asia of $43 million, or 13%, and $168 million, or 20%, in the 2005 third quarter and nine months, respectively, was mainly due to higher deposit and branch lending revenues in Retail Banking, increased loans and sales in Cards, Homeland Investment Act tax benefits of $12 million, and the benefit of strengthening currencies, partially offset by the absence of prior-year unallocated credit reserve releases. Income in Japan increased by $5 million, or 3%, and $79 million, or 17%, in the 2005 third quarter and nine months, respectively, primarily driven by Consumer Finance, which experienced lower credit costs from fewer bankruptcy filings, and lower expenses resulting from the 2004 fourth quarter branch closings and related headcount reductions.

Cards

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$4,603	$4,602	—	$13,630	$13,667	—
Operating expenses	2,026	2,053	(1)%	6,192	5,955	4%
Provision for credit losses	871	646	35	2,596	2,889	(10)

Income before taxes and minority interest	$1,706	$1,903	(10)%	$4,842	$4,823	—
Income taxes	523	635	(18)	1,504	1,561	(4)%
Minority interest, net of tax	1	1	—	3	3	—

Net income	$1,182	$1,267	(7)%	$3,335	$3,259	2%

Average assets (in billions of dollars)	$90	$96	(6)%	$92	$95	(3)%
Return on assets	5.21%	5.25%		4.85%	4.58%

Average Risk Capital(1)	$7,703	$5,205	48%	$7,516	$5,386	40%
Return on Risk Capital(1)	61%	97%		59%	81%
Return on Invested Capital(1)	26%	31%		25%	27%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 42.

        Cards reported net income of $1.182 billion and $3.335 billion in the 2005 third quarter and nine months, respectively, down $85 million, or 7%, and up $76 million, or 2%, from the 2004 periods. North America Cards reported net income of $1.003 billion and $2.775 billion in the 2005 third quarter and nine months, respectively, down $64 million, or 6%, and up $26 million, or 1%, from the 2004 periods. The 2005 third quarter decline primarily reflects spread compression driven by higher short-term interest rates, increased payment rates, the absence of a prior-year credit reserve release, an increase in bankruptcy losses associated with recent U.S. bankruptcy legislation, and revenue and credit impacts related to Hurricane Katrina, partially offset by lower contractual write-offs as a result of the improved credit environment, higher tax credits including a $41 million benefit in Mexico from the Homeland Investment Act, lower expenses including a Value Added Tax refund in Mexico, purchase sales growth, and the impact of higher securitization gains. The nine-month increase in income of $26 million primarily reflects lower net credit losses as a result of the improved credit environment, purchase sales growth, and the impact of higher securitization gains, partially offset by spread compression and the absence of prior-year credit reserve releases. International Cards net income of $179 million and $560 million in the 2005 third quarter and nine months, respectively, decreased $21 million, or 11%, and increased $50 million, or 10%, from the 2004 periods. The 2005 third quarter decline primarily reflects higher expenses from volumes and investments, and the absence of prior-year credit reserve releases, partially offset by increased revenues from purchase sales and volumes, as well as the benefit of foreign currency translation. The nine-month variance primarily reflects higher purchase sales and volumes, as well as the benefit of foreign currency translation, partially offset by prior-year credit reserve releases.

        As shown in the following table, average managed loans grew 2% in the 2005 third quarter and 3% in the 2005 nine months. The growth in the 2005 third quarter primarily reflected 15% growth in International Cards, driven by EMEA, Asia and the benefit of strengthening currencies. The growth in the 2005 nine-month period was driven by increases in all regions in International Cards, but primarily Asia, EMEA and Latin America, and the benefit of strengthening currencies. Growth in North America in the nine-month period was primarily the result of increased Mexico accounts and higher purchase sales, partially offset by higher payment rates. Purchase sales, which include cash advances, were $88.2 billion and $252.9 billion in the 2005 third quarter and nine months, respectively, up 11% and 10% from the 2004 periods. North America purchase sales were up 10% and 9% over the prior-year quarter and nine months to $73.7 billion and $209.8 billion, respectively, reflecting the improved economy, growth in accounts in Mexico, and the launch and promotion of new products in U.S. Cards. International Cards purchase sales grew 11% and 17% over the prior-year quarter and nine months to $14.5 billion and $43.1 billion, respectively, reflecting broad-based growth led by Asia and the benefit of strengthening currencies.

	Three Months Ended September 30,			Nine Months Ended September 30,
In billions of dollars			% Change			% Change
	2005	2004		2005	2004
Purchase sales(1)
North America	$73.7	$66.7	10%	$209.8	$193.0	9%
International	14.5	13.1	11	43.1	36.7	17

Total purchase sales	$88.2	$79.8	11%	$252.9	$229.7	10%
Average managed loans
North America	$139.1	$139.1	—	$140.6	$138.3	2%
International	18.1	15.7	15%	18.0	15.2	18

Total average managed loans	$157.2	$154.8	2%	$158.6	$153.5	3%
Average securitized receivables	$(89.8)	$(76.2)	18	$(88.0)	$(75.9)	16
Average loans held for sale	—	(7.4)	(100)	(0.3)	(3.2)	(91)

Total on-balance sheet average loans	$67.4	$71.2	(5)%	$70.3	$74.4	(5)%

(1)
Purchase sales represents customers' purchased sales plus cash advances.

        Revenues, net of interest expense, of $4.603 billion and $13.630 billion in the 2005 third quarter and nine months, respectively, were essentially unchanged from the 2004 periods, reflecting increases in International Cards in both periods, offset by declines in North America in both periods. International Cards revenues, net of interest expense, of $857 million and $2.563 billion in the 2005 third quarter and nine months increased $70 million, or 9%, and $256 million, or 11%, respectively, over the 2004 periods, primarily reflecting the benefit of increased purchase sales and loans in all regions, as well as the benefit of foreign currency translation. Excluding the benefit of foreign currency translation, growth was led in the 2005 third quarter by Asia and EMEA, and in the nine-month comparison, by Asia and Latin America. The increase in the nine-month period was additionally impacted by the KorAm acquisition.

        Revenues, net of interest expense, in North America, of $3.746 billion and $11.067 billion in the 2005 third quarter and nine months declined $69 million, or 2%, and $293 million, or 3%, respectively, from the prior-year periods, mainly reflecting the impact of higher cost of funds, increased payment rates resulting from the overall improved economy and a mix shift of customers, a mix shift in the private label business to lower-rate products, and the impact of Hurricane Katrina, partially offset by higher securitization-related gains, higher purchase sales, and increased loans in Mexico. Securitization gains included in revenues, net of interest expense, were $278 million and $773 million in the 2005 third quarter and nine-month period, respectively, compared to $146 million in both the prior-year third quarter and nine-month periods. Citigroup recognizes a gain on sale upon the securitization of credit card receivables. Prior to 2005, this gain was allocated between other revenue and the provision for loan losses, which reflected the portion of the Allowance for Credit Losses related to the receivables sold. Commencing in 2005, the entire gain on sale upon securitization is recorded in Other Revenue. Of the 2005 securitization gains recorded, $137 million and $368 million in the three- and nine-month periods, respectively, correspond to the allowance for credit losses for the receivables sold. Included in the 2005 third quarter were lower revenues related to Hurricane Katrina of $96 million, which included an impairment of certain interest-only strips related to securitized receivables of $70 million, higher reserves related to credit insurance of $10 million, and waived interest/fees of $16 million.

        Operating expenses in the 2005 third quarter and nine months of $2.026 billion and $6.192 billion, respectively, were $27 million, or 1%, lower than the 2004 third quarter, and $237 million, or 4%, higher than the 2004 nine-month period. The improvement over the prior-year quarter was primarily driven by the absence of prior-year advertising and marketing costs related to launches of new products in U.S. Cards and a refund of Value Added Taxes (VAT) in Mexico, partially offset by the impact of foreign currency translation, as well as volume-related increases. The nine-month variance reflects higher expenses resulting from volume growth, the impact of foreign currency translation, the KorAm acquisition and repositioning expenses taken in the 2005 first quarter of $32 million pretax ($19 million in North America and $13 million in International), partially offset by lower advertising and marketing costs and the VAT refund in Mexico.

        The provision for credit losses in the 2005 third quarter and nine months of $871 million and $2.596 billion, respectively, was up $225 million, or 35%, and down $293 million, or 10%, from the comparable 2004 periods. The increase in the third quarter was driven by North America, where the U.S. Cards business experienced approximately $200 million of additional credit losses resulting from cardholders filing for bankruptcy prior to the new legislation which went into effect on October 17, 2005. Other increases in the provision resulted from the absence of a prior-year unallocated credit reserve release of $160 million, a 2005 third quarter credit-reserve build of $30 million for anticipated losses due to Hurricane Katrina, a credit reserve build in Mexico, and higher credit losses in Mexico due to higher volumes. Offsetting these increases were lower credit losses due to the improved credit environment and higher levels of securitizations. The nine-month decrease reflects the improved credit environment and higher levels of securitizations, partially offset by the absence of prior-year credit reserve releases and the impact of the higher bankruptcy losses in 2005.

        The securitization of credit card receivables is limited to the Citi Cards business within North America. At September 30, 2005, securitized credit card receivables were $92.6 billon, compared to $80.0 billion at September 30, 2004. There were no credit card receivables held for sale at September 30, 2005, compared to $7.5 billion at September 30, 2004. Securitization changes Citigroup's role from that of a lender to that of a loan servicer, as receivables are removed from the balance sheet but continue to be serviced by Citigroup. As a result, securitization affects the amount of revenue and the manner in which revenue and the provision for credit losses are recorded with respect to securitized receivables.

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

        Including securitized receivables and receivables held for sale, managed net credit losses in the 2005 third quarter were $2.084 billion, with a related loss ratio of 5.26%, compared to $2.113 billion and 5.38% in the 2005 second quarter, and $2.142 billion and 5.50% in the 2004 third quarter. In North America, the 2005 third quarter net credit loss ratio of 5.58% decreased from 5.71% in the 2005 second quarter and 5.66% in the 2004 third quarter. In International Cards, the 2005 third quarter net credit loss ratio of 2.79% declined from 2.84% in the 2005 second quarter and 4.09% in the 2004 third quarter. The decline in these ratios from the prior year was primarily due to the improved credit environment in most regions, and is partially offset by the impact of recent bankruptcy legislation changes in the U.S.

        Loans delinquent 90 days or more on a managed basis were $2.691 billion, or 1.70%, of loans at September 30, 2005, compared to $2.634 billion, or 1.67%, at June 30, 2005 and $2.842 billion, or 1.81%, at September 30, 2004. The increase in the delinquency ratio from the prior quarter is due to slight increases in delinquent loans across all regions, with the exception of Japan. The decline in delinquent loans from the prior year was primarily attributable to the improved economic environment in the U.S. and a decline in delinquent accounts in EMEA. A summary of delinquency and net credit loss experience related to the on-balance sheet loan portfolio is included in the table on page 47.

Consumer Finance

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$2,674	$2,631	2%	$8,137	$7,996	2%
Operating expenses	917	853	8	2,763	2,649	4
Provisions for benefits, claims, and credit losses	986	786	25	2,627	2,596	1

Income before taxes	$771	$992	(22)%	$2,747	$2,751	—
Income taxes	276	349	(21)	977	947	3%

Net income	$495	$643	(23)%	$1,770	$1,804	(2)%

Average assets (in billions of dollars)	$118	$113	4%	$118	$111	6%
Return on assets	1.66%	2.26%		2.01%	2.17%

Average Risk Capital(1)	$3,734	$3,675	2%	$3,822	$3,728	3%
Return on Risk Capital(1)	53%	70%		62%	65%
Return on Invested Capital(1)	18%	23%		22%	22%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 42.

        Consumer Finance reported net income of $495 million and $1.770 billion in the 2005 third quarter and nine months, respectively, down $148 million, or 23%, and $34 million, or 2%, from the comparable 2004 periods. North America reported a decrease in income of $142 million, or 29%, and $66 million, or 5%, from the comparable 2004 periods, respectively, and was driven by increased credit costs, including a credit reserve build related to Hurricane Katrina of $180 million pretax, and the absence of prior-year credit reserve releases, partially offset by lower credit losses due to the improved credit environment. The 2005 third quarter and nine-month periods were additionally impacted by higher net interest margin due to higher volumes offset by spread compression, and higher expenses. International Consumer Finance reported an income decline of $6 million, or 4%, and growth of $32 million, or 8%, from the comparable 2004 periods, respectively. The decline in 2005 third quarter net income reflects the absence of prior-year unallocated credit reserve releases, declines in EMEA from continued high levels of credit losses in the U.K. and the impact of higher credit losses due to a write-off policy standardization in Italy and Spain, and increased expenses related to branch expansion, partially offset by a net income increase in Japan, and the impact of loan growth in all regions except Japan. The increase in Japan was due to lower credit losses resulting from lower bankruptcy filings and lower expenses resulting from the 2004 fourth quarter branch closings and related reduction in headcount. The nine-month increase in net income primarily reflects increases in Japan from lower credit losses due to the lower bankruptcy filings and lower expenses, as well as the impact of loan growth in all regions except Japan, partially offset by declines in EMEA from lower revenues and higher credit losses. The nine-month period was also impacted by repositioning costs taken in the 2005 first quarter in EMEA and Latin America.

	Three Months Ended September 30,			Nine Months Ended September 30,
In billions of dollars			% Change			% Change
	2005	2004		2005	2004
Average loans
Real estate-secured loans	$60.0	$58.6	2%	$61.0	$57.2	7%
Personal	25.9	24.6	5	25.7	24.5	5
Auto	12.4	11.6	7	12.1	11.5	5
Sales finance and other	5.3	5.1	4	5.3	5.4	(2)

Total average loans	$103.6	$99.9	4%	$104.1	$98.6	6%

        As shown in the preceding table, average loans grew $3.7 billion, or 4%, compared to the 2004 third quarter, reflecting growth in North America of $3.0 billion, or 4%, and in International Consumer Finance of $0.7 billion, or 3%. In the 2005 nine-month period, average loans grew $5.5 billion, or 6%, compared to the prior-year period, reflecting growth in North America of $4.5 billion, or 6%, and in International Consumer Finance of $1.0 billion, or 5%. Growth in North America resulted from an increase in all products, driven by auto loans, personal loans, and real estate-secured loans. Growth in the international markets excluding Japan was mainly driven by an increase in personal loans in EMEA, Asia, and Latin America, and real estate-secured loans in EMEA (primarily the U.K.) and Asia, partially offset by a continued decline in EMEA auto loans. In Japan, average loans declined 7% and 8% from the 2004 third quarter and nine months, respectively, primarily due to higher pay-downs in personal loans.

        As shown in the following table, the average net interest margin ratio of 9.48% in the 2005 third quarter decreased 20 basis points from 2004, reflecting decreases in both North America and International Consumer Finance. In North America the average net interest margin was 7.82%, a decline of 17 basis points from the prior-year quarter, resulting from lower yields in auto, personal and real estate-secured loans, which continue to reflect the shift towards higher-quality credits, competitive pressures, and the impact from a higher cost of funds. The average net interest margin for International Consumer Finance was 15.74% in the 2005 third quarter, a decrease of 28 basis points from the prior-year quarter, due mainly to lower yields in personal loans in EMEA and Latin America, and real estate-secured loans in Asia and Japan, as well as a higher cost of funds.

	Three Months Ended September 30,
	2005	2004	Change
Average Net Interest Margin Ratio
North America	7.82%	7.99%	(17)bps
International	15.74%	16.02%	(28)bps
Total	9.48%	9.68%	(20)bps

        Revenues, net of interest expense, of $2.674 billion and $8.137 billion in the 2005 third quarter and nine months, respectively, increased $43 million, or 2%, and $141 million, or 2%, from the prior-year periods. Revenues, net of interest expense, in North America, increased $18 million, or 1%, from the 2004 third quarter and were flat to the nine-month period. Higher loan volumes in all products were partially offset by lower yields against the prior-year quarter and nine months, as product mix shifted to lower yielding, higher credit-quality loans, and the impact of a higher cost of funds. Revenues in International Consumer Finance increased $25 million, or 3%, and $124 million, or 5%, from the prior-year periods, mainly due to growth in Asia, EMEA (excluding a decline in the U.K.) and Latin America. The nine-month period increase was additionally due to the impact of foreign currency translation, partially offset by the impact of lower volumes in Japan.

        Operating expenses of $917 million and $2.763 billion in the 2005 third quarter and nine months, respectively, increased $64 million, or 8%, and $114 million, or 4%, from the prior-year periods. Expenses in North America increased $36 million, or 7%, from the 2004 third quarter, and were flat to the nine-month period. The increase in the 2005 third quarter reflects the absence of a prior-year change in estimate relating to the Washington Mutual portfolio worth $22 million and increased expenses in Mexico related to branch expansion. Expenses in International Consumer Finance increased $28 million, or 8%, and $122 million, or 12%, from the 2004 periods, respectively, primarily due to investment spending associated with branch expansions in Asia, EMEA and Latin America, and the impact of foreign currency translation, partially offset by expense savings from branch closings and headcount reductions in Japan. The 2005 nine-month period was additionally impacted by the 2005 first quarter repositioning costs in EMEA of $38 million.

        The provision for benefits, claims, and credit losses was $986 million in the 2005 third quarter, up from $824 million in the 2005 second quarter, and $786 million in the 2004 third quarter. The increase of $162 million from the 2005 second quarter and $200 million from the 2004 third quarter was primarily driven by a credit reserve build of $180 million related to Hurricane Katrina in the U.S, higher credit losses of $25 million due to a write-off policy standardization in Italy and Spain, and higher credit losses in the U.K., partially offset by continued improvement in general credit conditions in the U.S. and lower bankruptcies in Japan. The increase over the prior year also reflects the absence of net unallocated credit reserve releases of $70 million in the 2004 third quarter and $74 million in the 2004 nine-month period. Net credit losses and the related loss ratio were $789 million and 3.02% in the 2005 third quarter, compared to $784 million and 3.03% in the 2005 second quarter, and $832 million and 3.31% in the 2004 third quarter. In North America, the 2005 third quarter net credit loss ratio of 2.23% was down from 2.30% in the 2005 second quarter and 2.46% in the 2004 third quarter, reflecting better overall credit conditions in the market, an improved credit collection process, and the shift to better credit quality portfolios. The net credit loss ratio for International Consumer Finance was 6.01% in the 2005 third quarter, up from 5.73% in the 2005 second quarter and down from 6.52% in the 2004 third quarter. The increase from the 2005 second quarter is due to the higher credit losses associated with the write-off policy standardization in Italy and Spain. The decrease from the 2004 third quarter was primarily driven by lower bankruptcy losses in Japan and was partially offset by the impact of higher credit losses in the U.K. and the impact from the write-off standardization.

        Loans delinquent 90 days or more were $1.858 billion, or 1.77% of loans, at September 30, 2005, compared to $1.726 billion, or 1.70%, at June 30, 2005 and $1.938 billion, or 1.91%, at September 30, 2004. The increase in the delinquency ratio over the prior quarter was driven by increases in North America where loans delinquent 90 days or more increased from $1.254 billion, or 1.57%, of loans at June 30, 2005, to $1.395 billion, or 1.68%, at September 30, 2005. The decrease in the delinquency ratio versus the prior year was mainly due to improvements in North America and Japan, and was partially offset by an increase in EMEA, primarily due to the U.K.

Retail Banking

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$5,070	$4,661	9%	$14,954	$13,556	10%
Operating expenses	2,635	2,558	3	8,079	7,387	9
Provisions for benefits, claims, and credit losses	913	213	NM	1,696	832	NM

Income before taxes and minority interest	$1,522	$1,890	(19)%	$5,179	$5,337	(3)%
Income taxes	394	605	(35)	1,475	1,663	(11)
Minority interest, net of tax	17	14	21	43	43	—

Net income	$1,111	$1,271	(13)%	$3,661	$3,631	1%

Average assets (in billions of dollars)	$318	$279	14%	$309	$262	18%
Return on assets	1.39%	1.81%		1.58%	1.85%

Average Risk Capital(1)	$15,905	$13,931	14%	$15,674	$13,473	16%
Return on Risk Capital(1)	28%	36%		31%	36%
Return on Invested Capital(1)	14%	18%		16%	17%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 42.

        Retail Banking reported net income of $1.111 billion and $3.661 billion in the 2005 third quarter and nine months, respectively, down $160 million, or 13%, and up $30 million, or 1%, from the 2004 periods. North America Retail Banking increased net income by $109 million, or 12%, and $367 million, or 15%, in the 2005 third quarter and nine months, respectively. The increase in the 2005 third quarter included a legal settlement related to the purchase of Copelco in the Commercial Business in 2000 for $185 million pretax ($108 million after-tax), a refund of value added taxes in Mexico of $122 million pretax ($79 million after-tax), net tax benefits of $57 million related to the Homeland Investment Act, and increased customer volumes in Prime Home Finance, Retail Distribution, Student Loans, Mexico, and the Commercial Business, partially offset by the absence of prior-year unallocated credit reserve releases, broad-based spread compression, lower treasury earnings, the continued impact of liquidating portfolios in the Commercial Business, including the absence of earnings from the CitiCapital Transportation Finance business, and the impact of Hurricane Katrina of $60 million pretax ($36 million after-tax). The nine-month comparison was additionally impacted by the increase in Mexico earnings resulting from a $50 million favorable impact related to a restructuring of Mexican government notes in the 2005 second quarter, a $111 million after-tax gain on the sale of the CitiCapital Transportation Finance business, and the $72 million after-tax gain relating to the resolution of the Glendale litigation in the 2005 first quarter.

        International Retail Banking net income declined $269 million, or 68%, and $337 million, or 29%, in the 2005 third quarter and nine months, respectively, driven by the impact of standardizing the loan write-off policy in Germany and Belgium, which increased the provision for credit losses by $476 million pretax ($323 million after-tax), as well as increased investment spending associated with branch expansion in EMEA, Asia, and Latin America, partially offset by broad-based revenue growth in Asia, EMEA, and Latin America. The nine-month period was also impacted by a Germany credit reserve build to reflect increased experience with the effects of bankruptcy law liberalization of $81 million after-tax in the 2005 second quarter and the 2005 first quarter repositioning expenses of $70 million pretax ($44 million after-tax).

	Three Months Ended September 30,			Nine Months Ended September 30,
In billions of dollars			% Change			% Change
	2005	2004		2005	2004
Average customer deposits
North America	$127.9	$116.9	9%	$124.8	$115.0	9%
Bank Deposit Program balances(1)	41.3	41.4	—	41.7	41.6	—

Total North America	$169.2	$158.3	7%	$166.5	$156.6	6%
International	112.6	104.9	7	112.0	101.1	11

Total average customer deposits	$281.8	$263.2	7%	$278.5	$257.7	8%

Average loans
North America	$167.1	$134.1	25%	$159.1	$127.9	24%
North America—Liquidating	0.6	5.4	(89)	1.3	5.9	(78)

Total North America	$167.7	$139.5	20%	$160.4	$133.8	20%
International	54.5	50.5	8	54.5	44.8	22

Total average loans	$222.2	$190.0	17%	$214.9	$178.6	20%

(1)
The Bank Deposit Program balances are generated from the Smith Barney channel (Global Wealth Management segment) and the funds are managed by Citibanking North America.

        As shown in the preceding table, Retail Banking grew average customer deposits and average loans compared to 2004. Average customer deposit growth primarily reflects increases in demand balances and rate-sensitive money market balances in Retail Distribution and the Commercial Business, including $2.9 billion in the 2005 third quarter relating to the FAB acquisition, and strong growth in Mexico, partially offset by declines in certain higher-margin non-rate or partly rate-sensitive money market balances in Retail Distribution. Average loan growth in North America reflected increases in Prime Home Finance and Student Loans due to higher loan originations, and increased balances in the Commercial Business core loan portfolio, Mexico, and Retail Distribution, partially offset by declines in the Commercial Business liquidating portfolio, primarily due to the 2005 first quarter sale of the CitiCapital Transportation Finance business. In the international markets, average customer deposits in the 2005 third quarter and nine months grew 7% and 11%, respectively, from the prior-year periods, driven by growth in Asia and EMEA, which included the benefits of foreign currency translation, and was partially offset by declines in Japan. The nine-month comparison also benefited from the KorAm acquisition in Asia. International Retail Banking average loans growth primarily reflects strong growth in Asia and the impact of foreign currency translation in EMEA and Latin America. The nine-month comparison also benefited from the KorAm acquisition in Asia. Loan growth was primarily in mortgages and personal loans.

        As shown in the following table, revenues, net of interest expense, of $5.070 billion and $14.954 billion in the 2005 third quarter and nine months, respectively, increased $409 million, or 9%, and $1.398 billion, or 10%, from the 2004 periods. Revenues in North America of $3.335 billion and $9.870 billion in the 2005 third quarter and nine months, respectively, increased $197 million, or 6%, and $785 million, or 9%, from the 2004 periods. Retail Distribution revenues declined $31 million, or 4%, and increased $61 million, or 3%, respectively, from the prior-year periods. The decline compared to the prior-year quarter was primarily driven by lower treasury earnings, partially offset by higher spreads and volumes. The increase in the nine-month period was additionally impacted by the resolution of the Glendale litigation in the 2005 first quarter of $110 million ($72 million after-tax). Commercial Business revenues increased $29 million, or 5%, and $105 million, or 6%, respectively, from the prior-year periods. The increase compared to the prior-year quarter was mainly due to the legal settlement related to the purchase of Copelco of $162 million pretax, the impacts of increased volumes in the non-liquidating portfolio, and the FAB acquisition, and was partially offset by lower revenues from the absence of the sold transportation finance businesses, lower treasury earnings, and spread compression. The nine-month comparison was additionally impacted by the gain on the sale of the CitiCapital Transportation Finance business in the 2005 first quarter of $161 million ($111 million after-tax) and the reclass of operating leases from loans to other assets and the related operating lease depreciation expense from revenue to expense. The reclassification of operating leases, which began in the 2004 second quarter, increased both revenues and expenses by $123 million in the 2005 nine-month period. Prime Home Finance revenues grew $56 million, or 14%, and $297 million, or 25%, respectively, from the prior-year periods. The increases were driven by higher net servicing revenues in the mortgage business, the impact of higher volumes in the home equity business, and the absence of prior-year servicing hedge ineffectiveness resulting from the volatile rate environment, partially offset by the effect of spread compression on net interest margin and securitization revenues, and a $10 million pretax impairment of the Mortgage Service Right (MSR) asset related to Hurricane Katrina. The nine-month comparison also includes the benefit of the PRMI acquisition. Student loan revenues increased $22 million, or 15%, and $32 million, or 7%, from the prior-year periods, respectively, primarily due to higher securitization gains and higher origination volumes, partially offset by lower net interest margin due to spread compression. Primerica revenues grew $18 million, or 3%, and $49 million, or 3%, from the prior-year periods, respectively, primarily due to increased life insurance premium revenues from higher volumes and higher realized investment gains. Mexico revenues increased $103 million, or 16%, and $241 million, or 13%, from the prior-year periods, respectively, primarily due to the impact of higher deposit and loan volumes, the benefit of foreign currency translation, and a revenue benefit from the refund of value added taxes of $29 million pretax ($19 million after-tax), partially offset by lower treasury earnings. The nine-month comparison was also impacted by 2005 second quarter items including a $78 million pretax ($50 million after-tax) favorable impact relating to a restructuring of Mexican government notes, and a $30 million reserve release related to an investment in Avantel, partially offset by an adjustment related to a mortgage portfolio, that resulted in a reclass of reserves, decreasing both revenues and the provision for benefits, claims and credit losses by $80 million. International Retail Banking revenues increased $212 million, or 14%, and $613 million, or 14%, in the 2005 third quarter and nine months, respectively, primarily reflecting improvements in EMEA, Asia, and Latin America, and included the impact of strengthening currencies, and for the nine-month comparison, the KorAm acquisition. Excluding the impact of foreign currency translation and KorAm, growth in EMEA, Asia, and Latin America was driven by higher deposit, branch lending and investment revenues.

	Three Months Ended September 30,			Nine Months Ended September 30,
In billions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense
Retail Distribution	$755	$786	(4)%	$2,375	$2,314	3%
Commercial Business	649	620	5	1,818	1,713	6
Prime Home Finance	470	414	14	1,465	1,168	25
Student Loans	173	151	15	481	449	7
Primerica Financial Services	550	532	3	1,641	1,592	3
Mexico	738	635	16	2,090	1,849	13

North America	$3,335	$3,138	6%	$9,870	$9,085	9%

EMEA	784	687	14%	2,336	2,094	12%
Japan	119	113	5	356	357	—
Asia	648	574	13	1,881	1,581	19
Latin America	184	149	23	511	439	16

International	1,735	1,523	14%	5,084	4,471	14%

Total revenues, net of interest expense	$5,070	$4,661	9%	$14,954	$13,556	10%

        Operating expenses in the 2005 third quarter and nine months increased $77 million, or 3%, and $692 million, or 9%, respectively, from the comparable 2004 periods. In North America, operating expenses decreased by $70 million, or 4%, and increased by $140 million, or 3%, from the 2004 third quarter and nine months, respectively. The 2005 third quarter expense decrease from the prior year was driven by lower expenses in Mexico related to the value added tax refund of $93 million pretax ($60 million after-tax) partially offset by the impact of foreign currency translation, and lower expenses in the Commercial Business due to the expense component of the Copelco settlement of $23 million pretax, and lower expenses from the absence of the sold transportation finance businesses, partially offset by volume-driven cost increases in Prime Home Finance, Student Loans, and Primerica. The expense increase in the nine-month period additionally reflects the impacts of the operating lease reclassification in the Commercial Business of $123 million, the PRMI acquisition, and the 2005 first quarter repositioning expenses of $10 million pretax ($6 million after-tax). International Retail Banking operating expenses increased $147 million, or 18%, and $552 million, or 24%, respectively, from the comparable 2004 periods. The 2005 third quarter increase from the prior year reflects the impacts of increased investment spending primarily related to branch expansion in EMEA, Asia, and Latin America, and foreign currency translation. Comparisons to the nine-month period also include the KorAm acquisition, a write-off of deferred acquisition costs in Latin America Retirement Services of $17 million in the 2005 second quarter, and the 2005 first quarter repositioning expenses in EMEA of $58 million pretax ($36 million after-tax) and Latin America of $12 million pretax ($8 million after-tax).

        The provisions for benefits, claims and credit losses were $913 million and $1.696 billion in the 2005 third quarter and nine months, respectively, up $700 million from the 2004 third quarter and $864 million from the nine-month period. The 2005 third quarter increase was primarily driven by the impact of standardizing the loan write-off policy in Germany and Belgium with global policies, which increased the net provision for credit losses by $476 million pretax, a $50 million pretax charge related to the estimated impact of Hurricane Katrina on U.S. businesses, and the absence of prior-year unallocated net credit reserve releases of $165 million pretax. The nine-month comparisons also reflects the impact of a 2005 second quarter $127 million increase in the Germany credit reserve to reflect increased experience with the effects of bankruptcy law liberalization, and an increase relating to the absence of a 2004 second quarter net unallocated credit reserve release of $118 million pretax, partially offset by the 2005 second quarter Mexico reserve adjustment of $80 million, which is offset in revenues, and a 2005 second quarter recovery in Argentina of $24 million. Net credit losses (excluding the Commercial Business) were $1.313 billion and the related loss ratio was 2.86% in the 2005 third quarter, compared to $170 million and 0.39% in the 2005 second quarter and $176 million and 0.47% in the 2004 third quarter. The increase in the net credit loss ratio (excluding the Commercial Business) from the 2005 second quarter and the 2004 third quarter was mainly due to the impact of standardizing the loan write-off policy in Germany and Belgium with global policies, which increased net credit losses by $1.128 billion pretax. Commercial Business net credit losses were $7 million and the related loss ratio was 0.07% in the 2005 third quarter, compared to $51 million and 0.52% in the 2005 second quarter and $43 million and 0.43% in the 2004 third quarter. The decrease in the Commercial Business net credit loss ratio from the 2005 second quarter reflects the absence of a 2005 second quarter write-off in Mexico, which was offset by a release of a specific credit reserve. The decrease from the 2004 third quarter was mainly due to declines in North America, reflecting the continued liquidation of non-core portfolios.

        Loans delinquent 90 days or more (excluding the Commercial Business) were $2.650 billion, or 1.43% of loans, at September 30, 2005, compared to $3.818 billion, or 2.13%, at June 30, 2005, and $3.907 billion, or 2.53%, a year ago. The improvement is primarily related to the impact of standardizing the loan write-off policy in Germany and Belgium and a continued positive credit environment, partially offset by an increase in Student Loans.

        Cash-basis loans in the Commercial Business were $566 million, or 1.40% of loans, at September 30, 2005, compared to $495 million, or 1.29%, at June 30, 2005 and $1.000 billion, or 2.55%, a year ago. The increase in cash-basis loans from the 2005 second quarter is primarily related to increases in North America (excluding Mexico), and included an increase related to the impact of Hurricane Katrina. The decrease in cash-basis loans from the prior year was mainly due to declines in North America (excluding Mexico), where the business continued to work through the liquidation of non-core portfolios, including the sale of the CitiCapital Transportation Finance Business in the 2005 first quarter, and declines in Mexico and EMEA.

        Average assets of $318 billion and $309 billion in the 2005 third quarter and nine months, respectively, increased $39 billion, or 14%, and $47 billion, or 18%, from the comparable 2004 periods. The increases primarily reflect growth in average loans in Prime Home Finance and the impact of foreign currency translation, partially offset by reductions in the Commercial Business due to continued liquidation of non-core portfolios, including the sale of the CitiCapital Transportation Finance business. The nine-month comparisons are impacted by additions from the KorAm, PRMI and FAB acquisitions.

Other Consumer

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2005	2004	2005	2004
Revenues, net of interest expense	$(26)	$(24)	$(275)	$517
Operating expenses	79	77	222	268

Income before tax benefits	$(105)	$(101)	$(497)	$249
Income tax benefits	(40)	(39)	(194)	101

Net income (loss)	$(65)	$(62)	$(303)	$148

Other Consumer—which includes certain treasury and other unallocated staff functions, global marketing and other programs—reported losses of $65 million and $303 million in the 2005 third quarter and nine months, respectively, compared to a loss of $62 million and income of $148 million in the comparable 2004 periods. The decline of $451 million in the nine-month comparison was primarily due to the absence of a $378 million after-tax gain related to the sale of Samba in the 2004 second quarter, the 2005 first quarter loss on the sale of a Manufactured Housing Loan portfolio of $109 million after-tax, and higher global marketing and staff-related costs, partially offset by the absence of prior-year provisions for litigation reserves and lower legal expenses in 2005.

        Revenues, net of interest expense, and expenses reflect offsets to certain line-item reclassifications reported in other Global Consumer products.

CORPORATE AND INVESTMENT BANKING

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$6,434	$4,780	35%	$17,627	$16,321	8%
Operating expenses	3,856	3,055	26	10,892	17,224	(37)
Provision for credit losses	43	(405)	NM	(27)	(812)	97

Income before taxes and minority interest	$2,535	$2,130	19%	$6,792	$(91)	NM
Income taxes	704	634	11	1,859	(526)	NM
Minority interest, net of tax	34	44	(23)	55	80	(31)

Net income	$1,797	$1,452	24%	$4,848	$355	NM

Average Risk Capital(1)	$21,383	$20,543	4%	$21,087	$18,546	14%
Return on Risk Capital(1)	33%	28%		31%	3%
Return on Invested Capital(1)	25%	21%		23%	2%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 42.
NM
Not meaningful

        CIB reported net income of $1.797 billion and $4.848 billion in the 2005 third quarter and nine months, an increase of $345 million and $4.493 billion from the 2004 third quarter and nine months, respectively. Other Corporate in the 2004 nine months reflects the $4.95 billion after-tax WorldCom and Litigation Reserve Charge, partially offset by a $378 million after-tax gain on the sale of Samba. Capital Markets and Banking increased $265 million in the 2005 third quarter and decreased $232 million in the 2005 nine months. Transaction Services increased $41 million in the 2005 third quarter and increased $77 million in the 2005 nine months.

        Capital Markets and Banking net income of $1.424 billion in the 2005 third quarter increased $265 million, or 23%, from the 2004 third quarter, while net income of $3.906 billion in the 2005 nine months decreased $232 million, or 6%, from the 2004 nine months. Fixed Income Markets revenues in the 2005 periods increased, driven by strong performance in interest rate products, foreign exchange and commodities. Equity Markets revenues increased in the 2005 periods, driven by improved performance and growth in cash trading, alternative execution and derivatives products. Investment Banking revenues increased in the 2005 periods, driven by an increase in advisory fees, which reflected strong growth in completed M&A transactions, and growth in equity underwriting. Capital Markets and Banking net income in the 2005 periods was reduced by an increased provision for credit losses in the 2005 third quarter and nine months, versus loan loss reserve releases in the 2004 periods.

        Transaction Services net income of $327 million and $860 million in the 2005 third quarter and nine months increased $41 million, or 14%, from the 2004 third quarter and $77 million, or 10%, from the 2004 nine months, respectively. The increases in net income in 2005 were primarily due to higher revenues reflecting growth in assets under custody and liability balances, and the positive impact of rising short-term interest rates, partially offset by higher expenses. Results also include a $26 million tax benefit from provisions of the Homeland Investment Act.

        The businesses of CIB are significantly affected by the levels of activity in the global capital markets which, in turn, are influenced by macroeconomic and political policies and developments, among other factors, in approximately 100 countries in which the businesses operate. Global economic and market events can have both positive and negative effects on the revenue performance of the businesses and can affect credit performance. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 68.

CIB Net Income—Regional View

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
North America (excluding Mexico)	$637	$501	27%	$1,992	$(2,997)	NM
Mexico	177	198	(11)	336	476	(29)%
EMEA	358	124	NM	882	1,051	(16)
Japan	58	91	(36)	160	271	(41)
Asia (excluding Japan)	382	309	24	953	938	2
Latin America	185	229	(19)	525	616	(15)

Total Net Income	$1,797	$1,452	24%	$4,848	$355	NM

NM
Not meaningful

        CIB net income increased in the 2005 third quarter compared to the 2004 third quarter primarily due to increases in EMEA, North America, and Asia (excluding Japan), partially offset by declines in Latin America, Japan and Mexico. CIB net income increased in the 2005 nine months primarily due to the absence of the 2004 second quarter WorldCom and Litigation Reserve Charge in North America, partially offset by decreases in EMEA, Mexico, Japan, and Latin America. North America (excluding Mexico) net income increased $136 million in the 2005 third quarter due to higher Fixed Income Markets, Equity Markets and Investment Banking revenues. EMEA net income increased $234 million in the 2005 third quarter primarily due to strong Fixed Income Markets revenues and the absences of prior-year legal reserves. EMEA net income decreased $169 million in the 2005 nine months primarily due to the $378 million after-tax gain on the sale of Samba recorded in the prior-year period. Excluding the impact of the gain on Samba, EMEA net income increased $209 million in the 2005 nine months, reflecting strong increases in Fixed Income Markets and Transaction Services. Mexico net income decreased $21 million and $140 million in the 2005 third quarter and nine months, respectively, as increased corporate customer activity was offset by loan loss reserve releases recorded in the prior-year periods as a result of improving credit quality. Mexico net income results in the 2005 third quarter also reflect the positive impact of a Value Added Tax refund in the amount of $11 million after-tax. Asia (excluding Japan) net income increased $73 million and $15 million in the 2005 third quarter and nine months, respectively, primarily due to increased Equities Markets revenues from derivative products and cash trading, as well as an increase in Fixed Income Markets revenues in the 2005 third quarter. Japan net income decreased $33 million and $111 million in the 2005 third quarter and nine months, respectively, due to decreases in Fixed Income and Equities Markets revenues and the absences of prior-year third quarter gain on the partial sales of Nikko Cordial shares. Latin America net income decreased $44 million and $91 million in the 2005 third quarter and nine months, respectively, primarily due to loan loss reserve releases recorded in the prior periods as a result of improving credit quality in Argentina and Brazil, as well as a decline in corporate finance deals completed.

Capital Markets and Banking

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$5,187	$3,733	39%	$14,051	$12,759	10%
Operating expenses	3,134	2,344	34	8,578	7,235	19
Provision for credit losses	40	(335)	NM	(26)	(637)	96

Income before taxes and minority interest	$2,013	$1,724	17%	$5,499	$6,161	(11)%
Income taxes	555	522	6	1,539	1,946	(21)
Minority interest, net of tax	34	43	(21)	54	77	(30)

Net income	$1,424	$1,159	23%	$3,906	$4,138	(6)%

Average Risk Capital(1)	$20,143	$19,081	6%	$19,727	$17,190	15%
Return on Risk Capital(1)	28%	24%		26%	32%
Return on Invested Capital(1)	21%	19%		20%	25%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 42.

Capital Markets and Banking net income of $1.424 billion in the 2005 third quarter increased $265 million, or 23%, from the 2004 third quarter, while net income of $3.906 billion in the 2005 nine months decreased $232 million, or 6%, from the 2004 nine months. Fixed Income Markets revenues in the 2005 periods increased, driven by strong performance in interest rate products, foreign exchange and commodities. Equity Markets revenues increased in the 2005 periods, driven by improved performance and growth in cash trading, alternative execution and derivatives products. Investment Banking revenues increased in the 2005 periods, driven by an increase in advisory fees, which reflected strong growth in completed M&A transactions, and growth in equity underwriting. Capital Markets and Banking net income in the 2005 periods was reduced by an increased provision for credit losses in the 2005 third quarter and nine months, versus loan loss reserve releases in the 2004 periods. Results also include a third quarter $70 million tax benefit from provisions of the Homeland Investment Act.

        Revenues, net of interest expense, of $5.187 billion and $14.051 billion in the 2005 third quarter and nine months increased $1.454 billion, or 39%, and $1.292 billion, or 10%, from the 2004 third quarter and nine months, respectively. Fixed Income Markets revenues increased in the 2005 periods, reflecting favorable performances in interest rate products increased commodity derivatives driven by strong energy markets and increased foreign exchange revenues driven by higher volatility in currency markets, and increased securitized markets resulting from strong deal activity in North America and EMEA. Equity Markets revenues increased in the 2005 periods, driven by improved performance and growth in cash trading, alternative execution and derivatives products. Investment Banking revenues increased in the 2005 periods, driven by an increase in advisory fees, which reflected strong growth in completed M&A transactions, and growth in equity underwriting.

        Operating expenses of $3.134 billion in the 2005 third quarter increased $790 million from the 2004 third quarter, primarily due to higher incentive compensation, partially offset by decreased legal expenses. Operating expenses of $8.578 billion in the 2005 nine months increased $1.343 billion from the 2004 nine months, primarily due to higher incentive compensation, higher compensation and benefits expense (primarily reflecting repositioning costs of $212 million pretax in the first quarter of 2005), increased investment spending on strategic growth initiatives, and the impact of acquisitions of Knight and Lava Trading.

        The provision for credit losses was $40 million in the 2005 third quarter and $(26) million in the 2005 nine months, up $375 million and $611 million, respectively, from the 2004 periods. Credit costs were up, reflecting an increase to loan loss reserves in the 2005 periods, and the absence of loan loss reserve releases recorded in the prior periods. The provision for credit losses in the 2005 third quarter and nine-month period includes pretax charges of $143 million and $239 million, respectively, to increase loan loss reserves. These charges are due to increases in off-balance sheet exposure, a slight decline in credit quality, and downgrades in certain names and sectors.

        Cash-basis loans were $1.145 billion at September 30, 2005, compared to $1.493 billion at June 30, 2005, $1.794 billion at December 31, 2005 and $2.149 billion at September 30, 2004. Cash-basis loans net of write-offs decreased $1.004 billion from September 30, 2004, primarily due to charge-offs against reserves as well as paydowns from corporate borrowers in North America, Argentina, Brazil, and Asia. Cash-basis loans decreased $348 million from June 30, 2005, primarily due to asset sales and paydowns in North America and Latin America.

Transaction Services

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$1,246	$1,045	19%	$3,574	$2,974	20%
Operating expenses	809	712	14	2,392	2,064	16
Provision for credit losses	6	(70)	NM	(1)	(175)	99

Income before taxes and minority interest	$431	$403	7%	$1,183	$1,085	9%
Income taxes and minority interest, after-tax	104	117	(11)	323	302	7

Net income	$327	$286	14%	$860	$783	10%

Average Risk Capital(1)	$1,240	$1,462	(15)%	$1,359	$1,355	—
Return on Risk Capital(1)	105%	78%		85%	77%
Return on Invested Capital(1)	56%	47%		47%	47%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 42.
NM
Not meaningful

Transaction Services reported net income of $327 million in the 2005 third quarter, up $41 million, or 14%, from the prior year, primarily due to record revenue, reflecting growth in liability balances, assets under custody and fees, a benefit from foreign currency translation, rising interest rates, and the impact of the ABN Amro acquisition, partially offset by higher expenses. Results also include a $26 million tax benefit from provisions of the Homeland Investment Act. The 2005 nine months increased $77 million, or 10%, from the 2004 nine months primarily due to increased revenue reflecting growth in liability balances, assets under custody and fees and improved spreads.

        As shown in the following table, average liability balances of $147 billion grew 21% compared to third quarter 2004, primarily due to increases in Asia and Europe, reflecting positive flow. Assets under custody reached $8.4 trillion, an increase of $1.1 trillion, or 15%, compared to the 2004 third quarter, primarily reflecting market appreciation, a benefit from foreign currency translation, and implemented deals from net new sales.

	September 30, 2005	September 30, 2004	% Change
Liability balances (average in billions)	$147	$121	21%
Assets under custody (EOP in trillions)	$8.4	$7.3	15%

        Revenues, net of interest expense, increased $201 million, or 19%, to $1.246 billion in the 2005 third quarter, reflecting growth in all business units. Revenue in Cash Management increased $111 million, or 18%, from the prior year, mainly due to growth in liability balances, the rising interest rate environment, a benefit from foreign currency translation and increased fees. Revenue in Securities Services increased $86 million, or 31%, from the prior year, primarily reflecting higher assets under custody and fees and the impact of the acquisition of ABN Amro's client custody business. Trade revenue increased $4 million, or 3%, from the prior year, primarily due to higher trade assets and new product offerings. Revenues, net of interest expense, increased $600 million, or 20%, for the 2005 nine months primarily due to growth in liability balances, improved spreads and the impact of ABN Amro's client custody business.

        Operating expenses of $809 million and $2.392 billion in the 2005 third quarter and nine months increased $97 million, or 14%, from the 2004 third quarter and $328 million, or 16%, from the 2004 nine months, primarily due to the impact of foreign currency translation and higher business volumes, as well as increased compensation and benefits costs. The increase in the 2005 nine months also includes $31 million pretax of repositioning costs in the first quarter of 2005.

        The provision for credit losses of $6 million in the third quarter of 2005 increased $76 million, primarily due to loan loss reserve releases of $48 million in the third quarter of 2004, compared to the $7 million charge to increase loan loss reserves in the third quarter of 2005. The increase in the provision of $174 million, or 99%, for the 2005 nine months is primarily attributable to loan loss reserve releases of $144 million in the 2004 nine months, compared to the $12 million charge in the 2005 nine months.

        Cash-basis loans, which in the Transaction Services business are primarily trade finance receivables, were $65 million, $103 million, $112 million and $51 million at September 30, 2005, June 30, 2005, December 31, 2004 and September 30, 2004, respectively. The increase in cash-basis loans of $14 million from Sept 30, 2004 was primarily due to increases in cash-basis loans in Mexico and Poland.

Other Corporate

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2005	2004	2005	2004
Revenues, net of interest expense	$1	$2	$2	$588
Operating expenses	(87)	(1)	(78)	7,925
Provision for credit losses	(3)	—	—	—

Income (loss) before taxes	$91	$3	$80	$(7,337)
Income taxes (benefits)	45	(4)	(2)	(2,771)

Net income (loss)	$46	$7	$82	$(4,566)

Other Corporate—which includes intra-CIB segment eliminations, certain one-time non-recurring items and tax amounts not allocated to CIB products—reported net income of $46 million and $82 million for the 2005 third quarter and nine months, respectively, compared to net income of $7 million in the 2004 third quarter and net loss of $4.566 billion in the 2004 nine months. Other Corporate net income in the 2005 third quarter increased $39 million from the 2004 third quarter, primarily reflecting a $54 million after-tax insurance recovery related to Global Crossing and other litigation matters. The increase in Other Corporate net income in 2005 was a result of the $4.95 billion after-tax WorldCom and Litigation Reserve Charge in 2004, partially offset by a $378 million after-tax gain on the sale of Samba in 2004.

GLOBAL WEALTH MANAGEMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$2,174	$2,010	8%	$6,447	$6,402	1%
Operating expenses	1,673	1,496	12	4,949	4,676	6
Provision for credit losses	30	(7)	NM	14	(4)	NM

Income before taxes	$471	$521	(10)%	$1,484	$1,730	(14)%
Income taxes	165	187	(12)	537	622	(14)

Net income	$306	$334	(8)%	$947	$1,108	(15)%

Average Risk Capital(1)	$2,153	$1,871	15%	$2,079	$1,955	6%
Return on Risk Capital(1)	56%	71%		61%	76%
Return on Invested Capital(1)	46%	58%		50%	62%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 42.
NM
Not meaningful

        Global Wealth Management (GWM) reported net income of $306 million in the third quarter of 2005 and $947 million for the first nine months of 2005, decreases of $28 million, or 8%, and $161 million, or 15%, respectively, compared to the related 2004 periods. Smith Barney net income of $227 million in the 2005 third quarter increased $29 million, or 15%, from 2004, primarily due to higher asset-based fee revenue and higher transactional revenue, partially offset by higher variable compensation and increased legal expenses. Smith Barney net income of $663 million in the 2005 nine months increased $2 million from 2004, primarily due to an increase in asset-based revenue, partially offset by lower transactional revenue and higher staff related costs. Private Bank net income of $79 million in the third quarter of 2005 and $284 million for the first nine months of 2005 decreased $57 million, or 42%, and $163 million, or 36%, respectively compared to the related 2004 periods. The decrease in income in both the quarter and nine-month comparisons was mainly driven by the wind-down of the business in Japan and additions to the loan loss reserve, as well as the impact of investment spending on front office sales and support. These items were partially offset by volume-driven growth in recurring fee-based and net interest revenues outside of Japan that was partially offset by the impact of spread compression.

Global Wealth Management Net Income—Regional View

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
North America (excluding Mexico)	$288	$272	6%	$876	$869	1%
Mexico	12	13	(8)	35	41	(15)
EMEA	8	4	100	10	17	(41)
Japan	(29)	3	NM	(82)	48	NM
Asia (excluding Japan)	26	33	(21)	92	102	(10)
Latin America	1	9	(89)	16	31	(48)

Total Net Income	$306	$334	(8)%	$947	$1,108	(15)%

NM
Not meaningful

        Global Wealth Management net income was $306 million in the 2005 third quarter and $947 million in the first nine months of 2005. In Japan, the wind-down of the Private Bank business resulted in losses of $29 million and $82 million in the 2005 third quarter and nine months, respectively, compared to income of $3 million and $48 million in the prior-year quarter and first nine months of 2004. Lower transactional revenue was the primary driver of results in Latin America, where income was down $8 million and $15 million from the prior-year quarter and nine months; and in Mexico, where net income declined $1 million and $6 million, respectively. In Asia, net income decreased $7 million and $10 million, respectively, from the 2004 third quarter and nine-month comparisons, primarily due to investment spending on front office sales and support. In EMEA, volume-driven growth in recurring fee-based and net interest revenues, as well as higher transactional revenue, led to the $4 million net income increase in the 2005 third quarter, while investment spending on front office sales and support was the primary driver of $7 million net income decrease in the nine month comparison. Income in North America (excluding Mexico) of $288 million in the 2005 third quarter was up $16 million, or 6%, from the 2004 quarter, reflecting increased Smith Barney net income of $29 million driven by increased revenue, partially offset by decreased Private Bank net income of $13 million, primarily due to investment spending on front office sales and support, as well as increased credit costs. North America (excluding Mexico) net income of $876 million in the nine-month period increased $7 million, or 1%, from the 2004 nine-month period, reflecting increased Private Bank net income of $5 million, reflecting volume-driven growth in recurring fee-based and net interest revenues, partially offset by investment spending on front office sales and support, while Smith Barney net income increased $2 million.

Smith Barney

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$1,728	$1,528	13%	$5,044	$4,842	4%
Operating expenses	1,366	1,204	13	3,969	3,759	6
Provision for credit losses	7	—	—	11	—	—

Income before taxes	$355	$324	10%	$1,064	$1,083	(2)%
Income taxes	128	126	2	401	422	(5)

Net income	$227	$198	15%	$663	$661	—

Average Risk Capital(1)	$958	$1,110	(14)%	$920	$1,229	(25)%
Return on Risk Capital(1)	94%	71%		96%	72%
Return on Invested Capital(1)	67%	52%		68%	54%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 42.

        Smith Barney net income of $227 million in the 2005 third quarter increased $29 million, or 15%, from 2004, primarily due to higher asset-based fee revenue and higher transactional revenue, partially offset by increased variable compensation and legal costs. Net income of $663 million in the 2005 nine months increased $2 million from 2004, primarily due to an increase in asset-based revenue, partially offset by lower transactional revenue and higher staff related costs.

        Revenues, net of interest expense, of $1.728 billion in the 2005 third quarter increased $200 million, or 13%, from the prior-year period, primarily due to increases in asset-based fee revenue, reflecting higher assets under fee-based management and increases in transactional revenue reflecting higher customer trading volumes. Revenues, net of interest expense, of $5.044 billion in the 2005 nine-month period, increased $202 million, or 4%, from 2004, reflecting increases in asset-based fee revenue. Fee-based revenue increased $294 million, or 11%, resulting from growth in assets under fee-based management. Transactional revenue decreased $92 million, or 4%, primarily due to lower customer trading volumes.

        Total assets under fee-based management were $258 billion as of September 30, 2005, up $37 billion, or 17%, from the prior-year period. Total client assets, including assets under fee-based management, of $1,015 billion in the 2005 third quarter increased $95 billion, or 10%, compared to the prior-year quarter, principally due to market appreciation. Net inflows were $5 billion in the 2005 third quarter compared to $3 billion in the prior-year quarter. Smith Barney had 12,111 financial consultants as of September 30, 2005, compared with 12,096 as of September 30, 2004. Annualized revenue per financial consultant of $565,000 increased 13% from the prior-year quarter.

        Operating expenses of $1.366 billion in the 2005 third quarter and $3.969 billion in the 2005 nine months increased $162 million, or 13%, and $210 million, or 6%, respectively, from the comparable 2004 periods. The increases were mainly due to higher production-related compensation, reflecting increased revenue, higher legal costs and the 2005 nine months also included repositioning charges of $28 million pretax in the first quarter of 2005. In the 2005 third quarter Smith Barney's credit provision increased $7 million to build loan loss reserves, reflecting the impact of growth in tailored loans.

In billions of dollars	September 30, 2005	September 30, 2004	% Change
Consulting Group and Internally Managed Accounts	$168	$145	16%
Financial Consultant Managed Accounts	90	76	18

Total Assets under Fee-Based Management	$258	$221	17%

Total Client Assets	$1,015	$920	10%

Annualized Revenue per Financial Consultant (in thousands of dollars)	$565	$501	13%

Private Bank

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$446	$482	(7)%	$1,403	$1,560	(10)%
Operating expenses	307	292	5	980	917	7
Provision for credit losses (recoveries)	23	(7)	NM	3	(4)	NM

Income before taxes	$116	$197	(41)%	$420	$647	(35)%
Income taxes	37	61	(39)	136	200	(32)

Net income	$79	$136	(42)%	$284	$447	(36)%

Client business volumes under management (in billions of dollars)	$218	$212	3%	$218	$212	3%

Average Risk Capital(1)	$1,195	$761	57%	$1,159	$725	60%
Return on Risk Capital(1)	26%	71%		33%	82%
Return on Invested Capital(1)	24%	69%		31%	80%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 42.
NM
Not meaningful

        Private Bank reported net income of $79 million in the third quarter of 2005, a decrease of $57 million, or 42%, from the 2004 third quarter. Net income for the first nine months of 2005 was $284 million, a decrease of $163 million, or 36%, from the first nine months of 2004. The decrease in income in both the quarter and nine-month comparisons was mainly driven by the wind-down of the business in Japan, additions to the loan loss reserve, the impact of investment spending on front office sales and support, and spread compression. These items were partially offset by growth in recurring fee-based and net interest revenues from increased balances outside of Japan. Japan recorded losses of $29 million in the 2005 third quarter and $82 million in the 2005 nine months, a decrease in income of $32 million and $130 million, respectively, compared to the related 2004 periods.

	September 30,
In billions of dollars			% Change
	2005	2004
Client Business Volumes:
Client Assets Under Fee-Based Management	$52	$49	6%
Banking and Fiduciary Deposits	46	47	(2)
Investment Finance	40	41	(2)
Other, Principally Custody Accounts	80	75	7

Total	$218	$212	3%

        Client business volumes were $218 billion at the end of the 2005 third quarter, up $6 billion, or 3%, from $212 billion at the end of the 2004 third quarter. Growth in client business volumes was driven by an increase in Custody assets of $5 billion, or 7%, with growth in the U.S., Mexico, and Latin America partially offset by a decline in Japan. Client assets under fee-based management grew $3 billion, or 6%, mainly reflecting positive net flows in the United States. Banking and fiduciary deposits decreased $1 billion, or 2%, as a $4 billion decline in Japan was partially offset by growth in Europe and Asia. Investment finance volumes, which include loans, letters of credit, and commitments, decreased $1 billion, or 2%, as growth in structured and real estate lending in the United States was offset by a $4 billion decline in Japan.

        Revenues, net of interest expense, were $446 million in the third quarter of 2005 and $1.403 billion in the 2005 nine months, down $36 million, or 7%, from the prior-year quarter and down $157 million, or 10%, from the first nine months of 2004. Revenue in Japan was down $46 million in the 2005 third quarter and $180 million in the 2005 nine months, and included losses of $22 million and $56 million, respectively, resulting from foreign exchange and interest rate hedges on the client settlement reserve that was established in the fourth quarter of 2004. In North America, revenue was flat compared to the 2004 quarter and grew $32 million, or 5%, compared to the 2004 nine-month period, mainly driven by growth in banking and lending volumes and fee-based assets that was partially offset by lower client transactional activity in Mexico. Revenue growth in North America was also negatively impacted by net interest margin compression resulting from rising interest rates and lower treasury earnings. Revenue in EMEA was up $11 million, or 16%, and up $1 million, compared to the 2004 third quarter and nine months, respectively. In Asia, revenue was up $5 million, or 5%, in the quarterly comparison and up $2 million, or 1%, in the nine-month comparison. Revenue growth in the quarter in EMEA and Asia, collectively, was driven by increased transactional revenue as well as growth in banking volumes, and in the nine-month growth comparison was partially offset by strong transactional revenue in the first quarter of 2004. Revenue in Latin America was down $6 million, or 11%, and $12 million, or 7%, compared to the 2004 third quarter and nine months, respectively. Revenue declines in Latin America reflect declines in client transactional activity and margin lending, and were partially offset by increased banking-related revenue.

        Operating expenses were $307 million in the third quarter of 2005 and $980 million in the first nine months of 2005, up $15 million, or 5%, and $63 million, or 7%, respectively. The 2005 third quarter expenses included a $45 million reserve release of the Japan client settlement reserve that was established in the fourth quarter of 2004, and was partially offset by costs associated with exiting the business. The Company believes that the remaining reserve is adequate to cover any future settlements with ex-Private Bank Japan Customers. Increased expenses in other regions reflect higher employee-related costs, including investments in front office sales and support. The nine-month period of 2005 includes a $7 million charge associated with limited staff reductions, mainly in middle and back-office functions.

        Net recoveries in the provision for loan losses were $1 million and $11 million in the third quarter and nine months of 2005, respectively, compared to net recoveries of $8 million in the third quarter of 2004 and $4 million in the first nine months of 2004. The provision for loan losses includes a $24 million increase to the reserve in the third quarter reflecting increases in Japan, changes in the application of environmental factors and a SFAS 114 specific loan loss reserve increase. The provision for loan losses for the first nine months of 2005 was $14 million, as third quarter activity was partially offset by reductions in SFAS 114 specific loan loss reserves earlier in the year. Loans 90 days or more past due were $58 million in the 2005 third quarter, down from $113 million in the 2005 second quarter and $150 million in the 2004 third quarter, which was driven by both favorable credit trends and the wind-down of the operations in Japan.

ALTERNATIVE INVESTMENTS

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Revenues, net of interest expense	$720	$297	NM	$2,698	$1,033	NM
Operating expenses	167	112	49%	431	322	34%
Provision for credit losses	(2)	—	—	(2)	—	—

Income before taxes and minority interest	$555	$185	NM	$2,269	$711	NM
Income taxes	181	58	NM	782	230	NM
Minority interest, net of tax	35	10	NM	401	53	NM

Net income	$339	$117	NM	$1,086	$428	NM

Average Risk Capital(1)	$4.3	$3.6	19%	$4.2	$3.6	17%
Return on Risk Capital(1)	31%	13%		35%	16%
Return on Invested Capital(1)	29%	11%		32%	14%

(1)
See Footnote (5) to the table on page 6 and discussion of Risk Capital on page 42.
NM
Not meaningful

        Alternative Investments reported revenues, net of interest expense, of $720 million in the 2005 third quarter, an increase of $423 million over the 2004 third quarter. For the 2005 nine months Alternative Investments reported revenues, net of interest expense, of $2.698 billion, which increased $1.665 billion from the 2004 nine-month period. Revenues, net of interest expense, consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2005	2004		2005	2004
Proprietary Investment Activities:
Net realized gains (losses)(1)	$1,573	$63	NM	$2,025	$514	NM
Net unrealized gains (losses):
Publicly traded investments	105	22	NM	168	(106)	NM
Private equity and other investments(2)	(1,236)	63	NM	(102)	164	NM

Net change in unrealized gains (losses)	$(1,131)	$85	NM	$66	$58	NM

Net realized and unrealized gains	$442	$148	NM	$2,091	$572	NM
Fees, dividends and interest	194	50	NM	361	180	NM
Other(3)	3	31	(90)%	20	95	(79)%

Proprietary Investment Activities revenues	$639	$229	NM	$2,472	$847	NM
Client Revenues(4)	81	68	19%	226	186	22%

Revenues, net of interest expense	$720	$297	NM	$2,698	$1,033	NM

(1)
Represents net proceeds received from the sale of investments, less purchase cost.
(2)
Includes changes in unrealized gains (losses) resulting from current period sales activity (i.e., the reversal of previous unrealized gains (losses) realized in the current period), as well as valuation adjustments and "other than temporary" impairments on private equity investments.
(3)
Includes other investment income, management fees, and funding costs.
(4)
Includes fee income. Prior to 2005, revenue was reported net of profit sharing (profit sharing was reflected in the internal Citigroup distributor's revenues).
NM
Not meaningful

Proprietary Investment Activities Revenues

        The proprietary investment portfolio of Alternative Investments consists of private equity, single- and multi-manager hedge funds, real estate, and St. Paul Travelers Companies Inc. (St. Paul) and MetLife, Inc. (MetLife) common shares. Private equity, which constitutes the majority of proprietary investments, on both a direct and indirect basis, is in the form of equity and mezzanine debt financing in companies across a broad range of industries worldwide, including investments in companies located in developing economies. Such investments include Citigroup Venture Capital International Brazil, LP (CVC/Brazil, formerly CVC/Opportunity Equity Partners, LP), which has invested primarily in companies privatized by the government of Brazil in the mid-1990s.

        Investments held by investment company subsidiaries (including CVC/Brazil) are carried at fair value with the net change in unrealized gains and losses recorded in income. Certain private equity investments in companies located in developing economies not held in investment company subsidiaries are either carried at cost or accounted for by the equity method with impairments recognized in income for "other than temporary" declines in value. Investments classified as available-for-sale are carried at fair value with the net change in unrealized gains and losses recorded in equity as other comprehensive income. All other investment activities are primarily carried at fair value, with the net change in unrealized gains and losses recorded in income.

        The ownership of St. Paul shares was a result of the April 1, 2004 merger of Travelers Property Casualty Corp. (TPC) with The St. Paul Companies, whereby existing shares of TPC common stock were converted to 0.4334 shares of St. Paul common stock. The investment in MetLife resulted from the sale of Citigroup's Life Insurance and Annuities business to MetLife, Inc. on July 1, 2005 in which the sale proceeds included $1.0 billion in MetLife equity securities. The MetLife and St. Paul shares are classified on Citigroup's Balance Sheet as Investments (available-for-sale).

Company	Type of Ownership	Shares owned on September 30, 2005	Sale Restriction	Market Value as of September 30, 2005 (in millions of dollars)	Pretax Unrealized Gain as of September 30, 2005 (in millions of dollars)
St. Paul Travelers Companies, Inc.	Common stock representing 3.6% ownership	24.4 million	To comply with the terms of an IRS private letter ruling on the spin-off of TPC, Citigroup must sell all shares by August 20, 2007.	$1,095	$491
MetLife, Inc.	Common stock representing approximately 3.0% ownership	22.4 million	May be sold in private offerings after December 29, 2005 and may be sold publicly after July 1, 2006	1,118	118

Total				$2,213	$609

        For the 2005 third quarter, total proprietary revenues, net of interest expense, of $639 million were comprised of revenues from private equity of $449 million, other investment activity of $99 million and hedge funds of $91 million. Total proprietary revenue, net of interest expenses, in the 2005 third quarter increased $410 million over the third quarter of 2004. The growth in proprietary revenues was driven primarily by higher revenue from private equity investments of $224 million, higher revenue from hedge funds of $106 million as a result of increased proprietary capital invested, and other investment activity, which increased $80 million, primarily driven by the sale of St. Paul shares. The private equity revenue for the third quarter of 2005 was driven by investment activity managed by the United States and International investment teams. The International results include the valuation changes related to the expected sale of a public investment in an Indian software company. The Company's investment in CVC/Brazil is subject to a variety of controversies involving some if its portfolio companies, which could affect future valuation of these companies. This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 68.

        The investment activity for the third quarter of 2005 includes the closing of a number of private equity investment transactions that were in a sale process, primarily held in a consolidated investment subsidiary, which includes revenue due to minority interest shareholders. As a result, significant realized gains were recorded in the quarter, which were substantially recognized in earnings in prior periods through the net change in unrealized gains (losses). As such, the net change in unrealized gains (losses) in the three months ended September 30, 2005 includes a reversal of the previous valuation adjustments recorded since inception on those investments.

        For the 2005 nine months, total proprietary revenues, net of interest expense, of $2.472 billion are comprised of revenues from private equity of $2.183 billion, other investment activity of $215 million, and hedge funds of $74 million. For the 2005 nine months, total proprietary revenues, net of interest expense, of $2.472 billion increased $1.625 billion from the 2004 nine-month period. The growth in proprietary revenues were driven primarily by higher revenue from private equity investments of $1.422 billion, higher revenue from other investment activity of $134 million primarily driven by the sale of St. Paul shares, and higher hedge funds revenue of $69 million as a result of increased proprietary capital invested.

        Proprietary capital under management of $10.7 billion as of September 30, 2005, increased $3.1 billion from September 30, 2004, primarily driven by funding of investments into hedge funds, real estate and the receipt of MetLife shares resulting from the sale of the Life Insurance and Annuities business.

Client revenues

        CAI's client portfolio is comprised of single- and multi-manager hedge funds, real estate, managed futures, private equity, and a variety of leveraged fixed income products (credit structures). Clients include both institutions and high-net-worth individuals. Products are distributed directly to investors and through Citigroup's Private Bank and Smith Barney businesses. Prior to 2005, the pretax profits of CAI were recorded in the respective Citigroup distributor's income statement as a component of revenues.

        Total client revenues, net of interest expense, of $81 million in the 2005 third quarter increased $13 million over the third quarter of 2004. For the 2005 nine months, total client revenues, net of interest expense, of $226 million increased $40 million from the 2004 nine-month period. Higher performance fees drove the higher client revenues.

        CAI managed $24.8 billion in unlevered client capital as of September 30, 2005, an increase of $4.6 billion from September 30, 2004, driven by inflows from institutional and high-net-worth clients, as well as $1.4 billion in assets for the former Travelers Life & Annuities business, which have been reflected as client capital following the July 1, 2005 sale to MetLife.

        Operating expenses of $167 million in the third quarter of 2005 increased $55 million from the third quarter of 2004. For the 2005 nine months, operating expenses of $431 million in the third quarter 2005 increased $109 million from the 2004 nine-month period. The higher operating expenses were due primarily to higher investment spending in hedge funds and real estate, and increased performance-driven compensation.

        Minority interest, net of tax, of $35 million in the third quarter 2005 increased $25 million from the third quarter of 2004. For the 2005 nine months, minority interest, net of tax, of $401 million increased $348 million from the 2004 nine-month period. The increase in minority interest was primarily due to private equity gains related to underlying investments held by consolidated legal entities. The impact of minority interest is reflected in both net realized and net changes in unrealized gains and losses consistent with cash proceeds received by minority interest.

CORPORATE/OTHER

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2005	2004	2005	2004
Revenues, net of interest expense	$(151)	$(219)	$(355)	$33
Operating expenses	60	(25)	261	46
Provisions for benefits, claims and credit losses	(1)	2	(2)	2

Loss before taxes and minority interest	$(210)	$(196)	$(614)	$(15)
Income tax benefits	(39)	(200)	(113)	(181)
Minority interest, after-tax	6	—	9	(7)

Income (loss) from continuing operations	$(177)	$4	$(510)	$173
Income from discontinued operations	2,155	282	2,823	819

Net income	$1,978	$286	$2,313	$992

        Corporate/Other reported a net loss from continuing operations of $177 million in the 2005 third quarter and a net loss of $510 million in the 2005 nine-month period, a decrease in income of $181 million and $683 million from the corresponding 2004 periods. The decrease in the three-month period was primarily due to the absence of a $147 million tax reserve release in the prior year due to the closing of a tax audit, as well as higher unallocated employee-related costs, partially offset by increased treasury results. The decrease in the nine-month period was primarily attributable to the sale of EFS, which resulted in an after-tax gain of $180 million in the 2004 first quarter; the absence of the prior-year tax reserve release; decreased treasury results; and higher unallocated employee-related costs.

        Revenues, net of interest expense, were $(151) million in the 2005 third quarter and $(355) in the first nine months of 2005, an increase of $68 million from the 2004 third quarter and a decrease of $388 million from the first nine months of 2004. The third quarter increase of $68 million was primarily due to increased intersegment eliminations and improved treasury results, partially offset by lower dividend income from an equity investment. The improvement in net treasury results was primarily the result of a benefit from lower net funding requirements, partially offset by the impact of higher short-term interest rates. The $388 million decrease in the nine-month period reflects the absence of the gain on sale of EFS and decreased treasury results, partially offset by increased intersegment eliminations. The decline in net treasury results in the nine-month period was primarily driven by higher funding costs.

        Operating expenses of $60 million and $261 million in the 2005 third quarter and nine months increased $85 million and $215 million, respectively, from the corresponding 2004 periods. The third quarter and nine-month increases were primarily due to increased intersegment eliminations and higher unallocated employee-related costs.

        Income tax benefits of $200 million and $181 million in the third quarter and nine-months ended September 30, 2004 reflect the impact of a $147 million tax reserve release due to the closing of a tax audit.

        Income from discontinued operations of $2.155 billion and $2.823 billion in the third quarter and nine-months ended September 30, 2005 reflects a $2.120 billion gain on the sale of the Life Insurance and Annuities business. Discontinued Operations includes the operations of the Life Insurance and Annuities Business and the Asset Management Business. The Life Insurance and Annuities Business sale to MetLife closed on July 1, 2005. See Note 4 to the Consolidated Financial Statements.

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

        At September 30, 2005, June 30, 2005, December 31, 2004 and September 30, 2004, risk capital for Citigroup was composed of the following risk types:

In billions of dollars	September 30, 2005	June 30, 2005	December 31, 2004	September 30, 2004
Credit risk	$35.9	36.0	$33.2	$31.6
Market risk	13.5	15.0	16.0	15.1
Operational risk	8.3	7.8	8.1	8.6
Insurance risk	0.2	0.2	0.2	0.2
Intersector diversification(1)	(4.8)	(4.9)	(5.3)	(5.5)

Total Citigroup	$53.1	$54.1	$52.2	$50.0

Return on average risk capital (quarter)	37%	36%	43%	42%
Return on average invested capital (quarter)	25%	18%	20%	21%
Return on risk capital (year-to-date)	38%	38%	34%	32%
Return on invested capital (year-to-date)	21%	19%	17%	16%

(1)
Reduction in Risk represents diversification between risk sectors.

        The decrease in total risk capital from June 30, 2005 to September 30, 2005 was primarily related to a decrease in market risk of $1.5 billion, mostly due to decreases in VAR and Interest Rate Exposure (IRE). This was partially offset by an increase in operational risk of $0.5 billion.

        Average risk capital, return on risk capital and return on invested capital are provided for each segment and product and are disclosed on pages 20 to 40 of this Management's Discussion and Analysis.

        The increase in average risk capital versus June 30, 2004 was primarily driven by increases in Global Consumer, Corporate and Investment Banking, and Alternative Investments. Average risk capital of $27.3 billion in Global Consumer increased $4.5 billion, or 20%, as a result of a $2.5 billion, or 48%, increase in Cards, a $2.0 billion, or 14%, increase in Retail Banking, and a $59 million, or 2%, increase in Consumer Finance. The $2.5 billion increase in Cards was driven by refinements in risk capital methodologies, increase in the ownership share of the Brazilian CrediCard business and portfolio growth outside North America, while the $2.0 billion increase in Retail Banking was primarily due to the PRMI and FAB acquisitions and higher credit risk. CIB average risk capital increased $840 million, or 4%, driven by an increase in Capital Markets and Banking of $1.1 billion, or 6%, which was largely due to higher credit risk, partially offset by a decline in market risk. Global Wealth Management average risk capital increased $282 million, or 15%, as a $434 million increase in Private Bank average risk capital (due to increases in operational risk capital) was partially offset by a $152 million decrease in Smith Barney average risk capital (due to lower operational risk). Alternative Investments average risk capital of $4.3 billion increased $707 million, or 19%, resulting from higher market risk related to positive revaluations of certain of the Company's investment positions as well as increases in proprietary capital under management.

CREDIT RISK MANAGEMENT PROCESS

        Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations. Credit risk costs arise in many of the Company's business activities, including lending activities, derivatives activities, securities transactions, settlement activities, and when the Company acts as an intermediary on behalf of its clients and other third parties. The credit risk management process at Citigroup relies on corporate-wide standards to ensure consistency and integrity, with business-specific policies and practices to ensure applicability and ownership. Credit losses on derivatives and trading activities are recorded in Principal transactions on the Consolidated Statement of Income. Credit losses in the Company's loan portfolio are recorded as a reduction to the Allowance for credit losses on the Consolidated Balance Sheet. The following table presents the details of credit losses from the Company's loan portfolio.

Details of Credit Loss Experience

In millions of dollars	3rd Qtr. 2005	2nd Qtr. 2005	1st Qtr. 2005	4th Qtr. 2004	3rd Qtr. 2004
Allowance for loan losses at beginning of period	$10,418	$10,894	$11,269	$12,034	$12,715

Provision for loan losses
Consumer	$2,584	$1,835	$1,869	$1,549	$1,431
Corporate	(59)	(115)	(56)	(163)	(402)

	$2,525	$1,720	$1,813	$1,386	$1,029

Gross loan losses:
Consumer
In U.S. offices	$1,380	$1,472	$1,539	$1,674	$1,542
In offices outside the U.S.	2,000	869	840	859	848
Corporate
In U.S. offices	$4	$32	$23	$7	$27
In offices outside the U.S.	60	79	49	87	157

	$3,444	$2,452	$2,451	$2,627	$2,574

Loan recoveries:
Consumer
In U.S. offices	$242	$333	$261	$261	$283
In offices outside the U.S.	212	211	193	190	172
Corporate
In U.S. offices	$39	$7	$13	$32	$27
In offices outside the U.S.	148	123	82	67	178

	$641	$674	$549	$550	$660

Net loan losses
In U.S. offices	$1,103	$1,164	$1,288	$1,388	$1,259
In offices outside the U.S.	1,700	614	614	689	655

	$2,803	$1,778	$1,902	$2,077	$1,914

Other—net(1) (2) (3)	$(125)	$(418)	$(286)	$(74)	$204

Allowance for loan losses at end of period	$10,015	$10,418	$10,894	$11,269	$12,034

Allowance for unfunded lending commitments(4)	800	700	600	600	600

Total allowance for loans, leases, and unfunded lending commitments	$10,815	$11,118	$11,494	$11,869	$12,634

Net consumer loan losses	$2,926	$1,797	$1,925	$2,082	$1,935
As a percentage of average consumer loans	2.68%	1.68%	1.83%	1.97%	1.93%

Net corporate loan losses	$(123)	$(19)	$(23)	$(5)	$(21)
As a percentage of average corporate loans	NM	NM	NM	NM	NM

(1)
The 2005 third quarter includes the reduction to the allowance for credit losses of $137 million related to securitizations offset by the $23 million of credit loss reserves related to the purchased distressed loans reclassified from Other Assets.
(2)
The 2005 second quarter includes reductions to the allowance for credit losses of $132 million related to securitizations and portfolio sales, $139 million of purchase accounting adjustments related to the KorAm acquisition, and a $79 million reclassification to a non-credit related reserve.
(3)
The 2005 first quarter includes reductions to the allowance for credit losses of $129 million related to credit cards securitizations and $90 million from the sale of CitiCapital's Transportation Finance business.
(4)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

NM Not meaningful

Cash-Basis, Renegotiated, and Past Due Loans

In millions of dollars	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004
Corporate cash-basis loans(1)
Collateral dependent (at lower of cost or collateral value)(2)	$6	$8	$8	$7	$15
Other	1,204	1,588	1,724	1,899	2,185

Total	$1,210	$1,596	$1,732	$1,906	$2,200

Corporate cash-basis loans(1)
In U.S. offices	$74	$181	$238	$254	$334
In offices outside the U.S.	1,136	1,415	1,494	1,652	1,866

Total	$1,210	$1,596	$1,732	$1,906	$2,200

Renegotiated loans (includes Corporate and Commercial Business Loans)
In U.S. offices	$17	$18	$21	$63	$69
In offices outside the U.S.	12	13	15	20	26

Total	$29	$31	$36	$83	$95

Consumer loans on which accrual of interest had been suspended
In U.S. offices	$2,224	$1,908	$2,180	$2,485	$2,622
In offices outside the U.S.	1,597	2,791	2,890	2,978	2,830

Total	$3,821	$4,699	$5,070	$5,463	$5,452

Accruing loans 90 or more days delinquent(3)
In U.S. offices	$2,823	$2,789	$2,962	$3,153	$3,298
In offices outside the U.S.	457	407	390	401	358

Total	$3,280	$3,196	$3,352	$3,554	$3,656

(1)
Excludes purchased distressed loans that are accreting interest. The carrying value of these loans was: $1,064 million, $1,148 million, $1,295 million, $1,213 million and $1,150 million at September 30, 2005, June 30, 2005, March 31, 2005, December 31, 2004 and September 30, 2004, respectively.
(2)
A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3)
Substantially all consumer loans, of which $1,690, $1,744 million, $1,829 million, $1,867 million and $1,874 million are government-guaranteed student loans and Federal Housing Authority mortgages at September 30, 2005, June 30, 2005, March 31, 2005, December 31, 2004, and September 30, 2004, respectively.

Other Real Estate Owned and Other Repossessed Assets

In millions of dollars	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004
Other real estate owned(1)
Consumer	$283	$248	$286	$320	$373
Corporate	153	133	127	126	95

Total other real estate owned	$436	$381	$413	$446	$468

Other repossessed assets(2)	$57	$49	$74	$93	$100

(1)
Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(2)
Primarily transportation equipment, carried at lower of cost or fair value, less costs to sell.

CONSUMER PORTFOLIO REVIEW

        In the consumer portfolio, credit loss experience is often expressed in terms of annualized net credit losses as a percentage of average loans. Pricing and credit policies reflect the loss experience of each particular product and country. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. The specific write-off criteria are set according to loan product and country.

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

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet loan portfolios in terms of loans 90 days or more past due, net credit losses, and as a percentage of related loans. The table also summarizes the accrual status of Commercial Business loans as a percentage of related loans. The managed loan portfolio includes credit card receivables held for sale and securitized, and the table reconciles to a held basis, the comparable GAAP measure. Only North America Cards from a product view and North America from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes it provides a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. For example, the Cardsbusiness considers both on-balance sheet and securitized balances (together, their managed portfolio) when determining capital allocation and general management decisions and compensation. Furthermore, investors utilize information about the credit quality of the entire managed portfolio, as the results of both the held and securitized portfolios impact the overall performance of the Cards business. For a further discussion of managed basis reporting, see the Cards business on page 22 and Note 13 to the Consolidated Financial Statements.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

In millions of dollars, except total and average loan amounts in billions	Total Loans	90 Days or More Past Due(1)			Average Loans	Net Credit Losses(1)
Product View:	Sep. 30, 2005	Sep. 30, 2005	Jun. 30, 2005	Sep. 30, 2004	3rd Qtr. 2005	3rd Qtr. 2005	2nd Qtr. 2005	3rd Qtr. 2004
Cards	$157.9	$2,691	$2,634	$2,842	$157.2	$2,084	$2,113	$2,142
Ratio		1.70%	1.67%	1.81%		5.26%	5.38%	5.50%
North America	139.8	2,415	2,370	2,593	139.1	1,957	1,985	1,981
Ratio		1.73%	1.70%	1.84%		5.58%	5.71%	5.66%
International	18.1	276	264	249	18.1	127	128	161
Ratio		1.52%	1.45%	1.55%		2.79%	2.84%	4.09%
Consumer Finance	104.9	1,858	1,726	1,938	103.6	789	784	832
Ratio		1.77%	1.70%	1.91%		3.02%	3.03%	3.31%
North America	83.3	1,395	1,254	1,479	81.9	461	467	487
Ratio		1.68%	1.57%	1.84%		2.23%	2.30%	2.46%
International	21.6	463	472	459	21.7	328	317	345
Ratio		2.14%	2.17%	2.17%		6.01%	5.73%	6.52%
Retail Banking	185.3	2,650	3,818	3,907	182.4	1,313	170	176
Ratio		1.43%	2.13%	2.53%		2.86%	0.39%	0.47%
North America	136.4	2,333	2,377	2,473	132.2	49	45	25
Ratio		1.71%	1.83%	2.29%		0.15%	0.14%	0.09%
International(2)	48.9	317	1,441	1,434	50.2	1,264	125	151
Ratio		0.65%	2.92%	3.08%		9.99%	1.01%	1.33%
Private Bank(3)	37.7	58	113	150	38.4	(1)	(5)	(8)
Ratio		0.15%	0.28%	0.39%		(0.01)%	(0.05)%	(0.08)%
Other Consumer	2.5	50	—	—	1.8	1	—	—

Managed loans (excluding Commercial Business)(4)	$488.3	$7,307	$8,291	$8,837	$483.4	$4,186	$3,062	$3,142
Ratio		1.50%	1.73%	1.95%		3.44%	2.57%	2.82%

Securitized receivables (all in North America Cards)	(92.6)	(1,299)	(1,231)	(1,142)	(89.8)	(1,267)	(1,307)	(1,122)
Credit card receivables held for sale(5)	—	—	—	(176)	—	—	(9)	(128)

On-balance sheet loans (excluding Commercial Business)	$395.7	$6,008	$7,060	$7,519	$393.6	$2,919	$1,746	$1,892
Ratio		1.52%	1.81%	2.06%		2.94%	1.80%	2.09%

		Cash-Basis Loans(1)				Net Credit Losses(1)
Commercial Business Groups(6)	$40.5	$566	$495	$1,000	$39.8	$7	$51	$43
Ratio		1.40%	1.29%	2.55%		0.07%	0.52%	0.43%

Total Consumer Loans(7)	$436.2				$433.4	$2,926	$1,797	$1,935

Regional View:
North America (excluding Mexico)	$376.6	$5,733	$5,542	$6,241	$369.1	$2,398	$2,441	$2,466
Ratio		1.52%	1.51%	1.81%		2.58%	2.71%	2.91%
Mexico	10.2	492	482	386	10.2	70	52	23
Ratio		4.83%	4.93%	4.85%		2.74%	2.16%	1.13%
EMEA(2)	36.2	514	1,647	1,656	37.3	1,388	235	209
Ratio		1.43%	4.43%	4.68%		14.77%	2.49%	2.40%
Japan	11.8	194	273	290	13.2	254	261	304
Ratio		1.64%	1.99%	1.81%		7.65%	7.24%	7.40%
Asia (excluding Japan)	49.9	343	318	234	50.0	85	93	139
Ratio		0.69%	0.63%	0.51%		0.68%	0.75%	1.24%
Latin America	3.6	31	29	30	3.6	(9)	(20)	1
Ratio		0.84%	0.84%	0.90%		(0.93)%	(2.33)%	0.06%

Managed loans (excluding Commercial Business)(4)	$488.3	$7,307	$8,291	$8,837	$483.4	$4,186	$3,062	$3,142
Ratio		1.50%	1.73%	1.95%		3.44%	2.57%	2.82%

(1)
The ratios of 90 days or more past due, cash-basis loans, and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(2)
Includes the impact of standardizing the loan write-off policies in certain countries in EMEA.

(3)
Private Bank results are reported as part of the Global Wealth Management segment.

(4)
This table presents credit information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. Only North America Cards from a product view, and North America from a regional view, are impacted. See a discussion of managed basis reporting on page 46.

(5)
Included within Other Assets on the Consolidated Balance Sheet.

(6)
Includes CitiCapital collateral-dependent loans.

(7)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for the third quarter of 2005, which are included in Consumer Loans on the Consolidated Balance Sheet.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	Sept. 30, 2005	June 30, 2005	Sept. 30, 2004	3rd Qtr. 2005	2nd Qtr. 2005	3rd Qtr. 2004
Total managed(1) (Including Commercial Business)	$528.8	$518.7	$492.3	$523.2	$516.8	$483.3
Securitized receivables (all in North America Cards)	(92.6)	(89.6)	(79.9)	(89.8)	(87.7)	(76.2)
Credit card receivables held for sale(2)	—	—	(7.5)	—	(0.6)	(7.4)

On-balance sheet(3) (Including Commercial Business)	$436.2	$429.1	$404.9	$433.4	$428.5	$399.7

(1)
This table presents loan information on a managed basis (a non-GAAP measure) and shows the impact of securitizations to reconcile to a held basis, the comparable GAAP measure. See a discussion of managed basis reporting on page 46.

(2)
Included within Other Assets on the Consolidated Balance Sheet.

(3)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion and $4 billion, respectively, for each of the 2005 third quarter, the 2005 second quarter, and the 2004 third quarter, which are included in Consumer Loans on the Consolidated Balance Sheet.

        Total delinquencies 90 days or more past due (excluding the Commercial Business) in the managed portfolio were $7.307 billion, or 1.50%, of loans at September 30, 2005, compared to $8.291 billion, or 1.73%, at June 30, 2005 and $8.837 billion, or 1.95%, at September 30, 2004. Total cash-basis loans in the Commercial Business were $566 million, or 1.40%, of loans at September 30, 2005, compared to $495 million, or 1.29%, at June 30, 2005 and $1.0 billion, or 2.55%, at September 30, 2004. Total managed net credit losses (excluding the Commercial Business) in the 2005 third quarter were $4.186 billion, and the related loss ratio was 3.44%, compared to $3.062 billion and 2.57% in the 2005 second quarter and $3.142 billion and 2.82% in the 2004 third quarter. In the Commercial Business, total net credit losses were $7 million, and the related loss ratio was 0.07% in the 2005 third quarter, compared to $51 million and 0.52% in the 2005 second quarter and $43 million and 0.43% in the 2004 third quarter. For a discussion of trends by business, see business discussions on pages 20 to 29 and pages 34 to 37.

        Citigroup's total allowance for loans, leases and unfunded lending commitments of $10.815 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the consumer portfolio was $7.226 billion at September 30, 2005, $7.714 billion at June 30, 2005 and $8.894 billion at September 30, 2004. The decrease in the allowance for credit losses from September 30, 2004 of $1.668 billion included: (i) $288 million of reserve releases which occurred subsequent to September 30, 2004, primarily related to continued improved credit conditions in North America, (ii)  $663 million of utilizations as a result of standardizing the Consumer loan write-off policies in certain EMEA countries, (iii) $628 million of reductions related to securitizations in the Cards business, (iv) $348 million of purchase accounting adjustments related to the KorAm and Sears acquisitions, (v) $90 million reduction from the sale of the transportation portfolio, and (vi) $79 million re-class to a non-credit related reserve within other assets. Offsetting these reductions in the allowance for credit losses was the impact of reserve builds of $448 million, primarily related to the estimated credit losses incurred with Hurricane Katrina.

        On-balance sheet consumer loans of $436.2 billion increased $31.3 billion, or 8%, from September 30, 2004, primarily driven by growth in mortgage and other real-estate-secured loans in the Prime Home Finance, Consumer Finance and Private Bank businesses, the impact of strengthening currencies, and growth in student loans in North America. Credit card receivables declined, primarily due to the impact of securitization activities and higher payment rates by customers. In the North America excluding Mexico Commercial Business, loans declined reflecting the continued liquidation and sale of non-core portfolios, including a decline of approximately $4.3 billion resulting from the 2005 first quarter sale of CitiCapital's transportation portfolio, partially offset by an increase of $2.4 billion from the FAB acquisition. Loans in Japan also declined mainly reflecting continued contraction in the Consumer Finance portfolio.

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

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	Sept. 30, 2005	June 30, 2005	Dec. 31, 2004	Sept. 30, 2004
Corporate Cash-Basis Loans
Capital Markets and Banking	$1,145	$1,493	$1,794	$2,149
Transaction Services	65	103	112	51

Total Corporate Cash-Basis Loans(1)	$1,210	$1,596	$1,906	$2,200

Net Credit Losses
Capital Markets and Banking	$(118)	$(16)	$(7)	$(6)
Transaction Services	(3)	1	2	(15)
Other	(2)	(4)	—	—

Total Net Credit Losses	$(123)	$(19)	$(5)	$(21)

Corporate Allowance for Credit Losses	$2,789	$2,704	$2,890	$3,140
Corporate Allowance for Credit Losses on Unfunded Lending Commitments(2)	800	700	600	600

Total Corporate Allowance for Loans, Leases, and Unfunded Lending Commitments	$3,589	$3,404	$3,490	$3,740

Corporate Allowance As a Percentage of Total Corporate Loans(3)	2.84%	2.18%	2.54%	2.80%

(1)
Excludes purchased distressed loans that are accreting interest. The carrying value of these loans was $1,064 million at September 30, 2005, $1,148 million at June 30, 2005, $1,213 million at December 31, 2004, and $1,150 million at September 30, 2004.

(2)
Represents additional reserves recorded within Other Liabilities on the Consolidated Balance Sheet.

(3)
Does not include the Allowance for Unfunded Lending Commitments.

        As noted in the table above, compared with September 30, 2005, cash-basis loans decreased $990 million from September 30, 2004 due to a $1.004 billion decrease in Capital Markets and Banking. Capital Markets and Banking decreased primarily due to charge-offs against reserves as well as paydowns on corporate borrowers in North America, Argentina, Brazil and Asia.

        Cash-basis loans decreased $386 million from June 30, 2005, primarily due to decreases in Capital Markets and Banking. Capital Markets and Banking decreased primarily due to asset sales and paydowns from borrowers in North America, and Latin America.

        Total corporate Other Real Estate Owned (OREO) was $153 million, $133 million, $126 million and $95 million at September 30, 2005, June 30, 2005, December 31, 2004 and September 30, 2004, respectively.

        Total corporate loans outstanding at September 30, 2005, were $126 billion, as compared to $124 billion, $114 billion and $112 billion at June 30, 2005, December 31, 2004 and September 30, 2004, respectively.

        The total corporate portfolio for direct outstandings and its unfunded commitments subject to the loan loss reserve was $440 billion as of September 30, 2005, compared to $428 billion, $377 billion and $366 billion as of June 30, 2005, December 31, 2004, and September 30, 2004, respectively.

        The allowance for credit losses is established by management based upon estimates of probable losses in the portfolio. This evaluative process includes the utilization of statistical models to analyze such factors as default rates, both historic and projected, geographic and industry concentrations and environmental factors. Larger non-homogeneous credits are evaluated on an individual loan basis, examining such factors as the borrower's financial strength and payment history, the financial stability of any guarantors and, for secured loans, the realizable value of any collateral. Additional reserves are established to provide for imprecision caused by the use of historical and projected loss data. Judgmental assessments are used to determine residual losses on the leasing portfolio.

        Citigroup's allowance for credit losses for loans, leases and lending commitments of $10.815 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the Corporate portfolio was $3.589 billion at September 30, 2005, compared to $3.404 billion at June 30, 2005, $3.490 billion and $3.740 billion at December 31, 2004 and September 30, 2004, respectively. The allowance attributed to corporate loans, leases and unfunded lending commitments as a percentage of corporate loans was 2.84% at September 30, 2005, as compared to 2.75%, 3.07% and 3.33% at June 30, 2005, December 31, 2004 and September 30, 2004, respectively. The $151 million decrease in the total allowance at September 30, 2005 from September 30, 2004 primarily reflects net reserve releases for funded exposures of $100 million due to continued improvement in the portfolio, net specific reserve releases/utilization of $136 million and purchase accounting adjustments related to the acquisition of KorAm. These decreases are partially offset by a $200 million increase in the reserve for unfunded lending commitments, due to an increase in outstanding commitments. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

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

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that some entity, in some location and in some currency, may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" section beginning on page 56. Price risk is the risk to earnings that arises from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

Non-Trading Portfolios

        Interest rate risk in non-trading portfolios is inherent in many client-related activities, primarily lending and deposit taking, to both corporations and individuals. Interest rate risk arises from a number of factors, including the timing of rate resetting or maturity between assets and liabilities, changes in the maturity of those assets and liabilities in response to changes in market interest rates, changes in the shape of the yield curve, changes in the spread between various market rate indices and changes in customer behavior, among other factors.

        The interest rate exposure generated by client-related activities is actively managed by treasury units throughout Citigroup. The treasury units manage interest rate risk within limits approved by independent risk management, primarily by altering the repricing characteristics of the portfolio either directly through on-balance sheet instruments or through the use of off-balance sheet instruments, including derivatives, or by modifying product pricing strategies.

        To ensure consistency across businesses, Citigroup's non-trading portfolios are managed using a set of standards that define, measure, limit and report market risk. While business risk management is directly responsible for employing risk management techniques for each specific portfolio, there are Citigroup-wide reporting metrics, both earnings-based and valuation-based, that are common to all business units.

        Net Interest Income (NII) is a function of the balances and interest rates on the assets and liabilities in the portfolio. In a given period, NII will reflect actions taken in prior and current periods and prevailing market conditions. Citigroup's principal measure of NII exposure is Interest Rate Exposure (IRE), which reflects a change to expected NII that results from an unanticipated change in the implied forward interest rates. IRE is calculated for non-trading portfolios for all currencies in which Citigroup does business, both on an instantaneous, parallel, movement, as well as more gradual, increases or decreases in the yield curve. In order to stress test the portfolios, IRE is calculated for multiple rate shocks for each currency. IRE is a measure of interest rate exposure as measured by the impact on NII that results from an unanticipated change in rates, i.e. changes not forecast by the implied forward rates, not a simulation of income or forecasted income. IRE assumes no additional changes in pricing or balances, although in practice, businesses may react to a change or expected change in rates by altering their portfolio mix, repricing characteristics, hedge positions and customer pricing, which could significantly impact reported NII. IRE is supplemented with additional measurements, including the estimated impact of gradual parallel changes in rates, stress testing the impact of non-linear interest rate movements, and analysis of portfolio duration, basis risk, spread risk, volatility risk, and cost-to-close.

Citigroup Interest Rate Exposure (Impact on Pretax Earnings)

        The exposures in the table below represent the approximate change in NII for the next 12 months based on current balances and pricing that would result from unanticipated rate change scenarios of an instantaneous 100bp change and a gradual 100bp (25bp per quarter) change in interest rates.

	September 30, 2005		June 30, 2005		September 30, 2004
In millions of dollars	100 bps Increase	100 bps Decrease	100 bps Increase	100 bps Decrease	100 bps Increase	100 bps Decrease
U.S. dollar
100 bp instantaneous change	$(262)	$305	$(413)	$325	$(369)	$131
100 bp gradual change	$(138)	$115	$(189)	$150	NA	NA

Mexican peso
100 bp instantaneous change	$74	$(75)	$74	$(74)	$41	$(41)
100 bp gradual change	$45	$(45)	$43	$(43)	NA	NA

Euro
100 bp instantaneous change	$(27)	$27	$(83)	$83	$(67)	$67
100 bp gradual change	$(9)	$9	$(42)	$42	NA	NA

Japanese yen
100 bp instantaneous change	$29	NM	$46	NM	$47	NM
100 bp gradual change	$16	NM	$18	NM	NA	NM

Pound sterling
100 bp instantaneous change	$25	$(26)	$20	$(21)	$33	$(34)
100 bp gradual change	$19	$(19)	$20	$(20)	NA	NA

NM
Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the Japanese yen yield curve.

NA
Not available

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

        For Citigroup's major trading centers, the aggregate pretax Value-at-Risk in the trading portfolios was $93 million, $113 million, and $119 million at September 30, 2005, June 30, 2005, and September 30, 2004, respectively. Daily exposures averaged $92 million during the 2005 third quarter and ranged from $78 million to $118 million, respectively.

        The following table summarizes Value-at-Risk in the trading portfolios as of September 30, 2005, June 30, 2005, and September 30, 2004, along with the averages:

In millions of dollars	September 30, 2005	Third Quarter 2005 Average	June 30, 2005	Second Quarter 2005 Average	September 30, 2004	Third Quarter 2004 Average
Interest rate	$69	$78	$109	$129	$118	$99
Foreign exchange	13	14	16	12	15	17
Equity	54	44	37	33	24	21
Commodity	13	15	15	17	13	15
Covariance adjustment	(56)	(59)	(64)	(61)	(51)	(53)

Total—All market risk factors, including general and specific risk	$93	$92	$113	$130	$119	$99

Specific risk component	$8	$6	$7	$6	$22	$10

Total—General market factors only	$85	$86	$106	$124	$97	$89

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

        The table below provides the range of Value-at-Risk in the trading portfolios that was experienced during the third and second quarters of 2005 and the third quarter of 2004:

	Third Quarter 2005		Second Quarter 2005		Third Quarter 2004
In millions of dollars
	Low	High	Low	High	Low	High
Interest rate	$62	$112	$93	$155	$86	$126
Foreign exchange	9	20	9	19	10	24
Equity	32	60	28	41	15	28
Commodity	13	17	15	21	8	22

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

September 30, 2005								December 31, 2004
	Cross-Border Claims on Third Parties
In billions of dollars	Trading and Short-Term Claims(1)	Resale Agree- ments	All Other	Total	Net Investments in and Funding of Local Franchises(2)	Total Cross- Border Out- standings	Commit- ments(3)	Total Cross- Border Out- standings	Commit- ments(3)
United Kingdom	$7.1	$18.8	$0.5	$26.4	$—	$26.4	$99.8	$32.9	$82.2
Germany	12.6	3.4	3.6	19.6	0.8	20.4	22.8	25.0	19.7
South Korea	2.5	1.6	0.1	4.2	11.8	16.0	5.0	14.9	2.2
Netherlands	12.3	1.0	0.9	14.2	—	14.2	8.0	12.9	4.9
France	7.0	5.8	1.1	13.9	—	13.9	31.8	17.3	19.4
Canada	3.7	0.8	0.3	4.8	5.3	10.1	2.8	12.0	2.6
Italy	8.5	1.4	0.3	10.2	1.1	11.3	2.7	10.5	2.7

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

        Total cross-border outstandings for September 30, 2005 under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis amounted to $14.5 billion for the United Kingdom, $35.7 billion for Germany, $14.8 billion for South Korea, $16.7 billion for the Netherlands, $15.5 billion for France, $11.1 billion for Canada, and $21.4 billion for Italy.

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

        The capital plans, forecasts, and positions of Citigroup and its principal subsidiaries are reviewed by, and subject to oversight of, Citigroup's Finance and Capital Committee. Current members of this committee include Citigroup's Chief Executive Officer, Chief Financial Officer, Corporate Treasurer, Senior Risk Officer, and several senior business managers.

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

        As noted in the table below, Citigroup maintained its "well-capitalized" position during the first nine months of 2005 and the full year of 2004.

Citigroup Regulatory Capital Ratios

	September 30, 2005	June 30, 2005	December 31, 2004
Tier 1 Capital	9.12%	8.71%	8.74%
Total Capital (Tier 1 and Tier 2)	12.37%	11.87%	11.85%
Leverage(1)	5.53%	5.19%	5.20%
Common stockholders' equity	7.52%	7.23%	7.29%

(1)
Tier 1 Capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars	September 30, 2005	June 30, 2005	December 31, 2004
Tier 1 Capital
Common stockholders' equity	$110,712	$111,912	$108,166
Qualifying perpetual preferred stock	1,125	1,125	1,125
Qualifying mandatorily redeemable securities of subsidiary trusts	6,325	6,445	6,209
Minority interest	839	856	937
Less: Net unrealized gains on securities available-for-sale(1)	(1,030)	(2,750)	(2,633)
Accumulated net gains on cash flow hedges, net of tax	(470)	(180)	(173)
Intangible assets:(2)
Goodwill	(32,240)	(32,529)	(31,992)
Other disallowed intangible assets	(7,088)	(7,270)	(6,794)
50% investment in certain subsidiaries(3)	—	(37)	(68)
Other	(486)	(537)	(362)

Total Tier 1 Capital	77,687	77,035	74,415

Tier 2 Capital
Allowance for credit losses(4)	10,782	11,085	10,785
Qualifying debt(5)	16,319	16,503	15,383
Unrealized marketable equity securities gains(1)	537	325	384
Less: 50% investment in certain subsidiaries(3)	—	(36)	(68)

Total Tier 2 Capital	27,638	27,877	26,484

Total Capital (Tier 1 and Tier 2)	$105,325	$104,912	$100,899

Risk-adjusted assets(6)	$851,441	$883,939	$851,563

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

(6)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $52.7 billion for interest rate, commodity and equity derivative contracts and foreign exchange contracts as of September 30, 2005, compared to $46.9 billion as of June 30, 2005 and $47.6 billion as of December 31, 2004. Market risk-equivalent assets included in risk-adjusted assets amounted to $42.1 billion, $44.6 billion and $39.4 billion at September 30, 2005, June 30, 2005, and December 31, 2004, respectively. Risk-adjusted assets also include the effect of other off-balance sheet exposures, such as unused loan commitments and letters of credit, and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        Common stockholders' equity increased approximately $2.5 billion during the first nine months of 2005 to $110.7 billion at September 30, 2005, representing 7.5% of assets, compared to $108.2 billion and 7.3% at year-end 2004. The increase reflected net income of $17.7 billion and $3.0 billion related to the net issuance of shares pursuant to employee benefit plans and other activity, offset by treasury stock acquired of $8.4 billion, dividends declared on common and preferred stock of $6.9 billion, $2.3 billion related to the after-tax net change in equity from non-owner sources and $0.6 billion related to the net issuance of restricted and deferred stock. The increase in the common stockholders' equity ratio during the first nine months of 2005 reflected the above items and the 0.8% decrease in total assets.

        On April 14, 2005, the Board of Directors authorized up to an additional $15 billion of capital for share repurchases. As of September 30, 2005, $8.8 billion remains under authorized repurchase programs, after the repurchase of $8.4 billion in shares during the first nine months of 2005. For further details see Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds," on page 106.

        The table below summarizes the Company's repurchases activity during 2005:

In millions, except per share amounts	Total Shares Repurchased	Dollar Value of Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
First quarter 2005	19.0	$906	$47.65	$1,300
Second quarter 2005	41.8	$1,965	$47.06	$14,335
Third quarter 2005	124.2	$5,500	$44.27	$8,835

Total year-to-date	185.0	$8,371	$45.25	$8,835

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, at September 30, 2005 and December 31, 2004 were $6.325 billion and $6.209 billion, respectively. On March 1, 2005, the FRB issued the final rule that allows for the continued limited inclusion of trust preferred securities in the Tier 1 Capital of Bank Holding Companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The final rule provides a transition period, ending March 31, 2009, for application of the quantitative limits. See "Regulatory Capital and Accounting Standards Developments" below.

        Citigroup's subsidiary depository institutions in the U.S. are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well capitalized" under federal bank regulatory agency definitions, Citigroup's depository institutions must have a Tier 1 Capital Ratio of at least 6%, a combined Tier 1 and Tier 2 Capital Ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. At September 30, 2005, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal regulatory agencies' definitions.

Citibank, N.A. Ratios

	September 30, 2005	June 30, 2005	December 31, 2004
Tier 1 Capital	8.45%	8.48%	8.42%
Total Capital (Tier 1 and Tier 2)	12.65%	12.72%	12.51%
Leverage(1)	6.25%	6.32%	6.28%
Common stockholder's equity	7.60%	7.57%	7.51%

(1)
Tier 1 Capital divided by adjusted average assets.

Citibank, N.A. Components of Capital Under Regulatory Guidelines

In billions of dollars	September 30, 2005	June 30, 2005	December 31, 2004
Tier 1 Capital	$43.4	$42.8	$41.7
Total Capital (Tier 1 and Tier 2)	$65.0	$64.3	$62.0

        Citibank's net income for the third quarter of 2005 and for the nine months ended September 30, 2005 amounted to $2.4 billion and $6.8 billion, respectively. During the third quarter of 2005 and the nine months ended September 30, 2005, Citibank paid dividends of $1.8 billion and $4.0 billion, respectively.

        During the first nine months of 2005 and the full year 2004, Citibank issued an additional $1.1 billion and $1.6 billion, respectively, of subordinated notes to Citigroup that qualify for inclusion in Citibank's Tier 2 capital. Total subordinated notes issued to Citigroup that were outstanding at September 30, 2005 and December 31, 2004 and included in Citibank's Tier 2 capital amounted to $15.0 billion and $13.9 billion, respectively. Following the merger of Citicorp into Citigroup on August 1, 2005, all of Citibank's subordinated debt was assigned to Citigroup. See "Funding" on page 61 for further details of the merger.

Other Subsidiary Capital Considerations

        Certain of the Company's U.S. and non-U.S. broker/dealer subsidiaries, including Citigroup Global Markets Inc., an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI), are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The Company's U.S. registered broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Net Capital Rule, Rule 15c3-1 (the Net Capital Rule), promulgated under the Exchange Act. The Net Capital Rule requires the maintenance of minimum net capital, as defined. The Net Capital Rule also limits the ability of broker/dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict CGMHI's ability to withdraw capital from its broker/dealer subsidiaries, which in turn could limit CGMHI's ability to pay dividends and make payments on its debt. CGMHI monitors its leverage and capital ratios on a daily basis. Certain of the Company's broker/dealer subsidiaries are also subject to regulation in the countries outside of the U.S. in which they do business. Such regulations may include requirements to maintain specified levels of net capital or its equivalent. The Company's U.S. and non-U.S. broker/dealer subsidiaries were in compliance with their respective capital requirements at September 30, 2005.

Regulatory Capital Developments

        The Basel Committee on Banking Supervision (the Basel Committee), consisting of central banks and bank supervisors from 13 countries, has developed a new set of risk-based capital standards (the New Accord or Basel II), on which it has received significant input from Citigroup and other major banking organizations. The Basel Committee published the text of the New Accord on June 26, 2004, specified that parallel testing will be necessary, and designated a new implementation date of year-end 2007. Additionally, in July 2005 the Basel Committee issued a paper, which clarifies certain rules and provides further guidance, entitled "The Application of Basel II to Trading Activities and the Treatment of Double Default Effects." The U.S. banking regulators issued an advance notice of proposed rulemaking in August 2003, and subsequently issued additional guidance in October 2004, relating to the new Basel standards. On September 30, 2005, the U.S. banking regulators issued a press release announcing a one year delay, to January 1, 2009, in the U.S. implementation timetable for Basel II, to be followed by a period of transition from the current capital regime through year-end 2011 or possibly later, reserving the right to make changes in the application of Basel II for U.S. purposes, and retaining the existing Prompt Corrective Action and leverage capital requirements applicable to U.S. banking organizations. The new timetable and other proposals will be set forth in a notice of proposed rulemaking (NPR), which the U.S. banking regulators expect to issue during 2006. Citigroup, along with other major banking organizations and associations, will continue to provide significant input into these proposed rules. In addition, Citigroup has participated in certain quantitative studies of these proposed rules and has developed implementation plans. The final version of these new capital rules will apply to Citigroup, as well as to other large U.S. banks and BHCs. Citigroup continues to assess the impact, proceed with its implementation plans, and participate in efforts to refine these future capital standards.

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

        Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 68.

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

        At the Holding Company level, Citigroup maintains sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without accessing the unsecured markets.

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

        As of September 30, 2005, Citigroup's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies, without regulatory approval, of approximately $11.9 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that, as of September 30, 2005, its bank subsidiaries can directly or through their parent holding company distribute dividends to Citigroup of approximately $10.1 billion of the available $11.9 billion.

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

        As discussed in the "Capital Resources" section beginning on page 56, the ability of CGMHI to declare dividends could be restricted by capital considerations of its broker/dealer subsidiaries.

        During 2005, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 68.

        Primary sources of liquidity for Citigroup and its principal subsidiaries include deposits, collateralized financing transactions, senior and subordinated debt, issuance of commercial paper, proceeds from issuance of trust preferred securities, and purchased/wholesale funds. Citigroup and its principal subsidiaries also generate funds through securitizing financial assets, including credit card receivables and single-family or multi-family residences. See Note 13 to the Consolidated Financial Statements for additional information about securitization activities. Finally, Citigroup's net earnings provide a significant source of funding to the corporation.

        Citigroup's funding sources are well diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the Parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $581.1 billion. A significant portion of these deposits have been, and are expected to be, long-term and stable and are considered core.

        Citigroup and its subsidiaries have a significant presence in the global capital markets. During the 2005 second quarter, Citigroup consolidated its capital markets funding activities into two legal entities: (i) Citigroup Inc., which issues long-term debt, trust preferred securities, preferred and common stock, and (ii) Citigroup Funding Inc. (CFI) a newly formed, fully guaranteed, first-tier subsidiary of Citigroup, which issues commercial paper and medium-term notes. Publicly-underwritten debt was also formerly issued by CGMHI, Citicorp, Associates First Capital Corporation (Associates) and CitiFinancial Credit Company, which includes the underwritten debt previously issued by WMF. As part of the funding consolidation during the 2005 second quarter, Citigroup unconditionally guaranteed CGMHI's outstanding SEC-registered indebtedness. CGMHI will no longer file periodic reports with the SEC and will continue to be rated on the basis of a guarantee of its financial obligations from Citigroup. On August 1, 2005, Citigroup merged its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. Coinciding with this merger, Citigroup assumed all existing indebtedness and outstanding guarantees of Citicorp. As a result, Citigroup has also guaranteed various debt obligations of Associates and of CitiFinancial Credit Company, each an indirect subsidiary of Citigroup. See Note 17 to the Consolidated Financial Statements for further discussions. Other significant elements of long-term debt in the Consolidated Balance Sheet include advances from the Federal Home Loan Bank system, asset-backed outstandings related to the purchase of Sears, and debt of foreign subsidiaries.

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

CGMHI

        As noted on page 61, during the 2005 second quarter, Citigroup consolidated its capital markets funding activities into two legal entities: Citigroup Inc. and CFI. As part of the funding consolidation, during the 2005 second quarter Citigroup unconditionally guaranteed CGMHI's outstanding SEC-registered indebtedness.

        CGMHI's total assets were $500.4 billion at September 30, 2005, an increase from $440.6 billion at year-end 2004. Due to the nature of CGMHI's trading activities, it is not uncommon for CGMHI's asset levels to fluctuate significantly from period to period.

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

        CGMHI funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is CGMHI's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" (FIN 41). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $315.7 billion at September 30, 2005. Uncollateralized short-term borrowings provide CGMHI with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive source. Sources of short-term borrowings include commercial paper, intercompany borrowings from CFI, unsecured bank borrowings, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $44.7 billion at September 30, 2005.

        CGMHI has a five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $2.5 billion. This facility is guaranteed by Citigroup. CGMHI also has three-and-five-year facilities totaling $575 million with unaffiliated banks with any borrowings maturing on various dates in 2007, 2008 and 2010. CGMHI may borrow under these revolving credit facilities at various interest rate options (LIBOR, Fed Funds or base rate) and compensates the banks for these facilities through facility fees. At September 30, 2005, there were no outstanding borrowings under these facilities. CGMHI also has committed long-term financing facilities with unaffiliated banks. At September 30, 2005, CGMHI had drawn down the full $1.65 billion then available under these facilities. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). CGMHI compensates the banks for these facilities through facility fees. Under all of these facilities, CGMHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At September 30, 2005, this requirement was exceeded by approximately $8.9 billion. CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

        Unsecured term debt is a significant component of CGMHI's long-term capital. Long-term debt totaled $55.8 billion at September 30, 2005 and $59.3 billion at December 31, 2004. CGMHI utilizes interest rate swaps to convert the majority of its fixed-rate long-term debt used to fund inventory-related working capital requirements into variable rate obligations. Long-term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts.

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

        Our credit card receivable and mortgage loan securitizations are organized as Qualifying SPEs (QSPEs). A QSPE is an entity whose activities are extremely limited and circumscribed by the documents that establish the entity. It is considered to be distinct from the transferor and holds only passive financial instruments and certain other instruments that are directly related to the assets transferred. In addition, QSPEs can sell their assets only in response to certain specified events and circumstances. QSPEs may not engage in activities that require decision-making. They are, therefore, not variable interest entities (VIEs) subject to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R). An entity is subject to FIN 46-R and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. The forms of involvement in these entities are called variable interests, such as contracts that expose the holder of the interest to gains, losses, or both, depending on the performance of the VIE. A variable interest holder that absorbs a majority of the entity's expected residual returns and/or expected losses is the primary beneficiary and must consolidate the VIE. SPEs may be QSPEs or VIEs or neither. When an entity is deemed a variable interest entity (VIE) under FIN 46-R, the entity in question must be consolidated by the primary beneficiary; however, we are not the primary beneficiary of most of these entities and as such do not consolidate most of them.

Securitization of Citigroup's Assets

        In certain of these off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations, Citigroup is securitizing assets that were previously recorded in its Consolidated Balance Sheet. A summary of certain cash flows received from and paid to securitization trusts is included in Note 13 to the Consolidated Financial Statements.

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

        At September 30, 2005 and December 31, 2004, total assets in the credit card trusts were $102 billion and $101 billion, respectively. Of those amounts at September 30, 2005 and December 31, 2004, $89 billion and $82 billion, respectively, has been sold to investors via trust-issued securities, and of the remaining seller's interest, $9.7 billion and $15.8 billion, respectively, is recorded in Citigroup's Consolidated Balance Sheet as Consumer Loans. Additional retained securities issued by the trusts totaling $3.5 billion and $2.9 billion at September 30, 2005 and December 31, 2004, respectively, are included in Citigroup's Consolidated Balance Sheet as available-for-sale securities. Citigroup retains credit risk on its seller's interest, retained securities, and reserves for expected credit losses. Amounts receivable from the trusts were $1.5 billion and $1.4 billion, respectively, and amounts due to the trusts were $1.5 billion and $1.3 billion, respectively, at September 30, 2005 and December 31, 2004. The Company also recognized an interest-only strip of $1.6 billion and $1.1 billion at September 30, 2005 and December 31, 2004, respectively, that arose from the calculation of gain or loss at the time assets were sold to the QSPE. In the three months ended September 30, 2005 and September 30, 2004, the Company recorded net securitization gains of $278 million and $146 million, respectively, and $773 million and $147 million for the first nine months of 2005 and 2004, respectively.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In connection with the securitization of these loans, the Company may retain servicing rights that entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual servicing obligations may lead to a termination of the servicing contracts and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the servicer arises from temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA, FHLMC, GNMA, or with a private investor, insurer or guarantor. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other asset securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $71 million and $186 million during the three months ended September 30, 2005 and 2004, respectively, and $214 million and $334 million during the first nine months of 2005 and 2004, respectively.

Securitizations of Client Assets

        The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' trade receivables or other financial assets to an SPE.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company, along with other financial institutions, provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46-R, all but two of the conduits issued "first loss" subordinated notes, such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit. At September 30, 2005 and December 31, 2004, total assets and liabilities in the unconsolidated conduits were $54 billion and $54 billion, respectively. One conduit with assets of $656 million is consolidated at December 31, 2004.

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

        See Note 13 to the Consolidated Financial Statements for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of September 30, 2005 and December 31, 2004.

In millions of dollars	September 30, 2005	December 31, 2004(1)
Financial standby letters of credit and foreign office guarantees	$48,486	$45,796
Performance standby letters of credit and foreign office guarantees	12,745	9,145
Commercial and similar letters of credit	5,746	5,811
One- to four-family residential mortgages	5,977	4,559
Revolving open-end loans secured by one- to four-family residential properties	22,570	15,705
Commercial real estate, construction and land development	2,332	2,084
Credit card lines(2)	815,828	776,281
Commercial and other consumer loan commitments(1) (3)	327,862	274,237

Total	$1,241,546	$1,133,618

(1)
December 31, 2004 restated to conform to the current period's presentation. Amounts reflect the inclusion of short-term syndication and bridge loan commitments.

(2)
Credit card lines are unconditionally cancelable by the issuer.

(3)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $172 billion and $141 billion with original maturity of less than one year at September 30, 2005 and December 31, 2004, respectively.

        See Note 15 to the Consolidated Financial Statements for additional information on credit commitments and lines of credit.

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

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: changing economic conditions—U.S., global, regional, or related to specific issuers or industries; movements in interest rates and foreign exchange rates; the credit environment, inflation, and geopolitical risks; the ability to gain market share in both new and established markets internationally; levels of activity in the global capital markets; macroeconomic factors and political policies and developments in the countries in which the Company's businesses operate; the level of bankruptcy filings and unemployment rates; the effect of the timing of write-offs in Germany in the consumer loan portfolio; the impact of Hurricane Katrina; the ability of the Company to more efficiently manage capital and liquidity following the legal vehicle simplification; the impact of controversies surrounding some of the portfolio companies in CVC/Brazil; the Company's subsidiaries' dividending capabilities; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; and the resolution of legal and regulatory proceedings and related matters.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts
	2005	2004(1)	2005(1)	2004(1)
Revenues
Loan interest, including fees	$12,066	$11,018	$34,825	$32,581
Other interest and dividends	7,309	5,181	20,552	14,136
Insurance premiums	743	668	2,271	1,952
Commissions and fees	4,825	3,305	13,012	11,752
Principal transactions	1,950	400	5,009	2,773
Asset management and administration fees	1,522	1,353	4,518	4,066
Realized gains (losses) from sales of investments	284	303	982	650
Other revenue	2,448	2,383	7,435	6,923

Total revenues	31,147	24,611	88,604	74,833
Interest expense	9,649	5,873	25,741	15,308

Total revenues, net of interest expense	21,498	18,738	62,863	59,525

Benefits, claims, and credit losses
Policyholder benefits and claims	215	206	644	656
Provision for loan losses	2,525	1,029	6,058	4,847
Provision for unfunded lending commitments	100	—	200	—

Total benefits, claims, and credit losses	2,840	1,235	6,902	5,503

Operating expenses
Compensation and benefits	6,792	5,421	19,311	16,820
Net occupancy expense	1,270	1,229	3,782	3,499
Technology/communications expense	892	914	2,642	2,651
Advertising and marketing expense	587	661	1,848	1,898
Other operating expenses	1,872	1,954	6,206	13,659

Total operating expenses	11,413	10,179	33,789	38,527
Income from continuing operations before income taxes and minority interest	7,245	7,324	22,172	15,495
Provision (benefit) for income taxes	2,164	2,229	6,827	4,417
Minority interest, net of tax	93	69	511	172

Income from continuing operations	4,988	5,026	14,834	10,906

Discontinued operations
Income from discontinued operations	49	358	1,025	1,158
Gain on sale	3,386	—	3,386	—
Provision for income taxes	1,280	76	1,588	339

Income from discontinued operations, net of tax	2,155	282	2,823	819

Net income	$7,143	$5,308	$17,657	$11,725

Basic Earnings Per Share
Income from continuing operations	$0.98	$0.98	$2.90	$2.13
Income from discontinued operations	0.43	0.05	0.55	0.16

Net income	$1.41	$1.03	$3.45	$2.29

Weighted average common shares outstanding	5,058.3	5,112.3	5,103.6	5,102.8

Diluted Earnings Per Share
Income from continuing operations	$0.97	$0.96	$2.85	$2.09
Income from discontinued operations	0.41	0.06	0.54	0.15

Net income	$1.38	$1.02	$3.39	$2.24

Adjusted weighted average common shares outstanding	5,146.0	5,205.6	5,193.4	5,203.3

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

In millions of dollars	September 30, 2005 (Unaudited)	December 31, 2004
Assets
Cash and due from banks (including segregated cash and other deposits)	$28,438	$23,556
Deposits at interest with banks	30,604	23,889
Federal funds sold and securities borrowed or purchased under agreements to resell	236,105	200,739
Brokerage receivables	42,006	39,273
Trading account assets (including $88,592 and $102,573 pledged to creditors at September 30, 2005 and December 31, 2004 respectively)	293,416	280,167
Investments (including $14,064 and $15,587 pledged to creditors at September 30, 2005 and December 31, 2004, respectively)	165,905	213,243
Loans, net of unearned income
Consumer	440,145	435,226
Corporate	126,276	113,603

Loans, net of unearned income	566,421	548,829
Allowance for loan losses	(10,015)	(11,269)

Total loans, net	556,406	537,560
Goodwill	32,240	31,992
Intangible assets	14,376	15,271
Reinsurance recoverables	829	4,783
Separate and variable accounts	1,478	32,264
Other assets	69,810	81,364
Assets of discontinued operations held for sale	1,180	—

Total assets	$1,472,793	$1,484,101

Liabilities
Non-interest-bearing deposits in U.S. offices	$32,834	$31,533
Interest-bearing deposits in U.S. offices	168,149	161,113
Non-interest-bearing deposits in offices outside the U.S.	32,374	28,379
Interest-bearing deposits in offices outside the U.S.	347,756	341,056

Total deposits	581,113	562,081
Federal funds purchased and securities loaned or sold under agreements to repurchase	243,819	209,555
Brokerage payables	57,330	50,208
Trading account liabilities	140,723	135,487
Contractholder funds and separate and variable accounts	1,823	68,801
Insurance policy and claims reserves	5,098	19,177
Investment banking and brokerage borrowings	14,612	25,799
Short-term borrowings	43,612	30,968
Long-term debt	213,894	207,910
Other liabilities	58,567	64,824
Liabilities of discontinued operations held for sale	365	—

Total liabilities	$1,360,956	$1,374,810

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	1,125	1,125
Common stock ($.01 par value; authorized shares: 15 billion), issued shares—5,477,416,086 at September 30, 2005 and at December 31, 2004	55	55
Additional paid-in capital	20,179	18,851
Retained earnings	112,868	102,154
Treasury stock, at cost: September 30, 2005—418,437,220 shares and December 31, 2004—282,773,501 shares	(17,290)	(10,644)
Accumulated other changes in equity from nonowner sources	(2,557)	(304)
Unearned compensation	(2,543)	(1,946)

Total stockholders' equity	111,837	109,291

Total liabilities and stockholders' equity	$1,472,793	$1,484,101

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars, except shares in thousands
	2005	2004
Preferred stock at aggregate liquidation value
Balance, beginning of period	$1,125	$1,125
Redemption or retirement of preferred stock	—	—

Balance, end of period	1,125	1,125

Common stock and additional paid-in capital
Balance, beginning of period	18,906	17,586
Employee benefit plans	1,276	1,097
Other	52	57

Balance, end of period	20,234	18,740

Retained earnings
Balance, beginning of period	102,154	93,483
Net income	17,657	11,725
Common dividends(1)	(6,892)	(6,227)
Preferred dividends	(51)	(51)

Balance, end of period	112,868	98,930

Treasury stock, at cost
Balance, beginning of period	(10,644)	(11,524)
Issuance of shares pursuant to employee benefit plans	1,639	1,488
Treasury stock acquired	(8,371)	(24)
Shares purchased from employee pension fund	—	(502)
Other(2)	86	(252)

Balance, end of period	(17,290)	(10,814)

Accumulated other changes in equity from nonowner sources
Balance, beginning of period	(304)	(806)
Net change in unrealized gains and losses on investment securities, net of tax	(1,603)	(665)
Net change for cash flow hedges, net of tax	297	(532)
Net change in foreign currency translation adjustment, net of tax	(842)	(421)
Minimum pension liability adjustment, net of tax	(105)	—

Balance, end of period	(2,557)	(2,424)

Unearned compensation
Balance, beginning of period	(1,946)	(1,850)
Net issuance of restricted and deferred stock	(597)	(341)

Balance, end of period	(2,543)	(2,191)

Total common stockholders' equity (shares outstanding: 5,058,979 in 2005 and 5,189,753 in 2004)	110,712	102,241

Total stockholders' equity	$111,837	$103,366

Summary of changes in equity from nonowner sources
Net income	$17,657	$11,725
Other changes in equity from nonowner sources, net of tax	(2,253)	(1,618)

Total changes in equity from nonowner sources	$15,404	$10,107

(1)
Common dividends declared were 44 cents per share in the first, second, and third quarters of 2005 and 40 cents per share in the first, second, and third quarters of 2004.
(2)
Primarily represents shares redeemed from a legacy employee plan trust for the nine months ended 2004.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars
	2005	2004
Cash flows from operating activities of continuing operations
Net income	$17,657	$11,725
Income from discontinued operations, net of tax	703	819
Gain on sale, net of tax	2,120	—

Income from continuing operations	14,834	10,906
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities from continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	204	520
Additions to deferred policy acquisition costs	(284)	(925)
Depreciation and amortization	1,718	1,494
Provision for credit losses	6,058	4,847
Change in trading account assets	(13,995)	(27,131)
Change in trading account liabilities	5,321	14,701
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(35,366)	(35,551)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	35,235	30,568
Change in brokerage receivables net of brokerage payables	4,389	(6,855)
Change in insurance policy and claims reserves	291	938
Net realized gains from sales of investments	(982)	(650)
Venture capital activity	451	(218)
Restructuring-related items	—	(3)
Other, net	(1,370)	(1,339)

Total adjustments	1,670	(19,604)

Net cash provided by (used in) operating activities from continuing operations	16,504	(8,698)

Cash flows from investing activities
Change in deposits at interest with banks	(6,986)	(1,693)
Change in loans	(39,287)	(32,909)
Proceeds from sales of loans	15,740	9,928
Purchases of investments	(152,062)	(150,490)
Proceeds from sales of investments	69,321	87,978
Proceeds from maturities of investments	73,723	46,481
Other investments, primarily short-term, net	(303)	(35)
Capital expenditures on premises and equipment	(2,757)	(2,242)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	17,062	2,632
Business acquisitions	(602)	(3,677)

Net cash used in investing activities	(26,151)	(44,027)

Cash flows from financing activities
Dividends paid	(6,943)	(6,278)
Issuance of common stock	895	742
Treasury stock acquired	(8,371)	(778)
Stock tendered for payment of withholding taxes	(627)	(481)
Issuance of long-term debt	48,028	59,466
Payments and redemptions of long-term debt	(35,991)	(37,910)
Change in deposits	16,430	38,188
Change in short-term borrowings and investment banking and brokerage borrowings	1,457	2,073
Contractholder fund deposits	252	7,724
Contractholder fund withdrawals	(255)	(5,675)

Net cash provided by financing activities	14,875	57,071

Effect of exchange rate changes on cash and cash equivalents	(346)	(12)

Change in cash and due from banks	4,882	4,334
Cash and due from banks at beginning of period	23,556	21,149

Cash and due from banks at end of period from continuing operations	$28,438	$25,483

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$6,252	$4,292
Cash paid during the period for interest	$23,057	$13,325
Non-cash investing activities
Transfers to repossessed assets	$936	$666

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

In millions of dollars	September 30, 2005 (Unaudited)	December 31, 2004(1)
Assets
Cash and due from banks	$16,437	$13,354
Deposits at interest with banks	28,389	21,756
Federal funds sold and securities purchased under agreements to resell	22,863	15,637
Trading account assets (including $611 and $389 pledged to creditors at September 30, 2005 and December 31, 2004, respectively)	96,042	97,697
Investments (including $1,524 and $2,484 pledged to creditors at September 30, 2005 and December 31, 2004, respectively)	112,230	108,780
Loans held for sale	1,568	3,580
Loans, net of unearned income	376,526	378,100
Allowance for credit losses	(6,621)	(7,897)

Total loans, net	369,905	370,203
Goodwill	9,123	9,593
Intangible assets	10,607	10,557
Premises and equipment, net	5,772	6,288
Interest and fees receivable	5,415	5,250
Other assets	26,265	31,834

Total assets	$704,616	$694,529

Liabilities
Non-interest-bearing deposits in U.S. offices	$22,678	$22,399
Interest-bearing deposits in U.S. offices	106,488	102,376
Non-interest-bearing deposits in offices outside the U.S.	28,997	24,443
Interest-bearing deposits in offices outside the U.S.	319,294	309,784

Total deposits	477,457	459,002
Trading account liabilities	52,879	56,630
Purchased funds and other borrowings	46,229	47,160
Accrued taxes and other expense	9,451	10,970
Long-term debt and subordinated notes	39,945	41,038
Other liabilities	23,120	25,588
Stockholder's equity
Preferred stock ($100 par value)	1,950	1,950
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	751	751
Surplus	26,162	25,972
Retained earnings	28,702	25,935
Accumulated other changes in equity from nonowner sources(2)	(2,030)	(467)

Total stockholder's equity	55,535	54,141

Total liabilities and stockholder's equity	$704,616	$694,529

(1)
As previously disclosed in the December 31, 2004 Citicorp Annual Report on Form 10-K.

(2)
Amounts at September 30, 2005 and December 31, 2004 include the after-tax amounts for net unrealized gains/(losses) on investment securities of $(53) million and $348 million, respectively, for foreign currency translation of $(2.124) billion and $(880) million, respectively, for cash flow hedges of $211 million and $65 million, respectively, and for additional minimum pension liability of $(64) million at September 30, 2005.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements as of September 30, 2005 and for the three-and nine-month periods ended September 30, 2005 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2004 Annual Report on Form 10-K and in Citigroup's Form 8-K that was filed on September 9, 2005.

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

Future Application of Accounting Standards

Leveraged Lease Transactions

        The FASB has issued a proposed FASB Staff Position (FSP) No. 13-a, "Accounting for a Change or Projected Change in the Timing of Cash Flows relating to Income Taxes Generated by a Leveraged Lease Transaction." The FSP would amend SFAS 13 to require a lessor to re-determine the rate of return and allocation of pretax income for a leveraged lease when there is a change in the expected timing of the realization of tax benefits generated by the lease. Under the proposed FSP, recalculations of existing leveraged leases would result in a one-time non-cash charge to be recorded as a cumulative effect of a change in accounting principle. If the FSP is finalized as proposed, Citigroup currently expects that the effect of adopting the FSP will be an after-tax non-cash charge of $100 to $140 million. An approximately equivalent amount would be recognized as additional income over the remaining term of the leases such that over the full term of these leases, total cumulative pretax income on the leveraged leases would be unaffected. The FSP is expected to be issued and effective in the 2005 fourth quarter.

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

4.     Discontinued Operations

Asset Management Business

        On June 24, 2005, the Company announced that it had signed a definitive agreement under which Citigroup will sell substantially all of its Asset Management Business in exchange for the broker-dealer business of Legg Mason, Inc. (Legg Mason), approximately $1.5 billion of Legg Mason's common and preferred shares (valued as of the announcement date), and approximately $550 million in the form of a five-year loan facility provided by Citigroup Corporate and Investment Banking. The transaction does not include Citigroup's asset management business in Mexico, its retirement services business in Latin America (both of which are now included in Retail Banking) or its interest in the CitiStreet joint venture (which is now included in Smith Barney). The total value of this transaction at the time of the announcement was approximately $3.7 billion, resulting in an after-tax gain to Citigroup upon closing of approximately $1.6 billion. The actual gain is contingent upon Legg Mason's stock price as of the closing date, as well as other closing adjustments. Using the high and the low stock prices since the announcement date, the approximate after-tax gain has fluctuated from $1.6 billion to $2.3 billion, ending at $2.1 billion as of September 30, 2005.

        As part of this transaction, Citigroup also announced in the 2005 third quarter the concurrent sale of Legg Mason's Capital Markets business to Stifel Financial Corp. The business being sold consists of areas in which Citigroup already has full capabilities, including investment banking, institutional equity sales and trading, taxable fixed income sales and trading, and research. No gain or loss will be recognized from this transaction. (The transactions described in these two paragraphs are referred to herein as the Sale of the Asset Management Business.)

        Citigroup and Legg Mason have entered into a three year agreement under which Citigroup will continue to offer its clients Asset Management's products, will become the primary retail distributor of the Legg Mason funds managed by Legg Mason Capital Management Inc., and may also distribute other Legg Mason products. These products will be offered primarily through Citigroup's Global Wealth Management businesses, Smith Barney and Private Bank, as well as through Primerica and Citibank. The distribution of these products will be subject to applicable requirements of law. For the three and nine months ended September 30, 2005, intercompany fees paid by the Asset Management business to various other Citigroup businesses totaled approximately $44 million and $147 million, respectively. For the three and nine months ended September 30, 2004, intercompany fees paid were approximately $46 million and $155 million, respectively.

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

        The Asset Management Businesses being sold were the primary vehicles through which Citigroup engaged in the asset management business. The businesses generated total revenues, net of interest expense, of $324 million and $342 million and net income of $66 million and $37 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, Asset Management generated total revenues, net of interest expense, of $984 million and $1,032 million and net income of $181 million and $161 million, respectively. The businesses had total assets of $1.2 billion at September 30, 2005.

        Results for all of the businesses included in the Sale of the Asset Management Business are reported separately as Discontinued Operations for all periods presented. The assets and liabilities of the businesses being sold are included in Assets of Discontinued Operations Held for Sale and Liabilities of Discontinued Operations Held for Sale on the Consolidated Balance Sheet.

        The following is a summary of the assets and liabilities of Discontinued Operations Held for Sale related to the Sale of the Asset Management Business as of September 30, 2005:

In millions of dollars	September 30, 2005
Assets
Investments	$2
Intangible assets	777
Other assets	401

Total assets	$1,180

Liabilities
Other liabilities	$365

Total liabilities	$365

        Summarized financial information for Discontinued Operations related to the Asset Management Business was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2005	2004	2005	2004
Total revenues, net of interest expense	$324	$342	$984	$1,032

Income from discontinued operations	$100	$66	$285	$271
Provision for income taxes and minority interest, net	34	29	104	110

Income from discontinued operations, net of tax	$66	$37	$181	$161

Life Insurance and Annuities Business

        On July 1, 2005, the Company completed the sale of Citigroup's Travelers Life & Annuity and substantially all of Citigroup's international insurance businesses to MetLife, Inc. (MetLife). The businesses sold were the primary vehicles through which Citigroup engaged in the Life Insurance and Annuities business.

        Citigroup received $1.0 billion in MetLife equity securities and $10.830 billion in cash, which resulted in an after-tax gain of approximately $2.120 billion. This gain remains subject to final closing adjustments.

        The transaction encompassed Travelers Life & Annuity's U.S. businesses and its international operations other than Citigroup's life business in Mexico (which is now included within Retail Banking). International operations included wholly owned insurance companies in the United Kingdom, Belgium, Australia, Brazil, Argentina, and Poland; joint ventures in Japan and Hong Kong; and offices in China. The transaction also included Citigroup's Argentine pension business. (The transaction described in the preceding three paragraphs is referred to herein as the Sale of the Life Insurance and Annuities Business).

        In connection with the Sale of the Life Insurance and Annuities Business, Citigroup and MetLife have entered into ten-year agreements under which Travelers Life & Annuity products will be made available through certain Citigroup distribution channels, subject to appropriate suitability and other standards. In addition, MetLife products will be added to these distribution channels. For the three and nine months ended September 30, 2005, the commission fees related to this distribution service totaled approximately $100 million and $330 million, respectively. The commission fees for the three months ended September 30, 2005, which were paid by MetLife, are included in Citigroup's Consolidated Statement of Income. The corresponding fees for the six months ended June 30, 2005, were intercompany fee payments by Travelers Life and Annuity to other Citigroup affiliates and were eliminated in consolidation. For the three and nine months ended September 30, 2004, these intercompany commission fees were approximately $114 million and $318 million, respectively.

        Also included in the sales agreement between Citigroup and MetLife are provisions related to transitional services that will be provided for a period of 24 to 30 months. These transitional service provisions may be terminated or extended. The costs associated with these provisions are not considered to be significant.

        Results for all of the businesses included in the Sale of the Life Insurance and Annuities Business, including the gain that was recorded this quarter, are reported as Discontinued Operations for all periods presented.

        Summarized financial information for Discontinued Operations related to the Sale of the Life Insurance and Annuities Business was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2005	2004	2005	2004
Total revenues, net of interest expense	$3,386	$1,434	$6,128	$3,747

Income from discontinued operations	$(51)	$292	$740	$887
Gain on sale	3,386	—	3,386	—
Provision for income taxes	1,246	47	1,484	229

Income from discontinued operations, net	$2,089	$245	$2,642	$658

        Summarized financial information for all of the Company's Discontinued Operations:

        Summarized financial information for the Company's total Discontinued Operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2005	2004	2005	2004
Total revenues, net of interest expense	$3,710	$1,776	$7,112	$4,779

Income from discontinued operations	$49	$358	$1,025	$1,158
Gain on sale	3,386	—	3,386	—
Provision for income taxes and minority interest, net	1,280	76	1,588	339

Income from discontinued operations, net	$2,155	$282	$2,823	$819

5.     Business Segment Information

        The following table presents certain information regarding the Company's continuing operations by segment:

	Total Revenues, Net of Interest Expense		Provision for Income Taxes		Income (Loss) from Continuing Operations(1)		Identifiable Assets
	Three Months Ended September 30,
In millions of dollars, except identifiable assets in billions							Sept. 30, 2005(3)	Dec. 31, 2004(2)(4)
	2005	2004(2)	2005	2004(2)	2005	2004(2)
Global Consumer	$12,321	$11,870	$1,153	$1,550	$2,723	$3,119	$537	$532
Corporate and Investment Banking	6,434	4,780	704	634	1,797	1,452	844	763
Global Wealth Management	2,174	2,010	165	187	306	334	59	61
Alternative Investments	720	297	181	58	339	117	11	9
Corporate/Other	(151)	(219)	(39)	(200)	(177)	4	21	119

Total	$21,498	$18,738	$2,164	$2,229	$4,988	$5,026	$1,472	$1,484

	Total Revenues, Net of Interest Expense		Provision for Income Taxes		Income (Loss) from Continuing Operations(1)
	Nine Months Ended September 30,
In millions of dollars
	2005	2004(2)	2005	2004(2)	2005	2004(2)
Global Consumer	$36,446	$35,736	$3,762	$4,272	$8,463	$8,842
Corporate and Investment Banking	17,627	16,321	1,859	(526)	4,848	355
Global Wealth Management	6,447	6,402	537	622	947	1,108
Alternative Investments	2,698	1,033	782	230	1,086	428
Corporate/Other	(355)	33	(113)	(181)	(510)	173

Total	$62,863	$59,525	$6,827	$4,417	$14,834	$10,906

(1)
Results in the 2005 third quarter and nine-month period include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.8 billion and $6.9 billion, respectively, in Corporate and Investment Banking of $43 million and $(27) million, respectively, in Global Wealth Management of $30 million and $14 million, respectively, in Alternative Investments of $(2) million and $(2) million, respectively, and in Corporate/Other of $(1) million and $(2) million, respectively. The 2004 third quarter and nine-month period results reflect pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $1.6 billion and $6.3 billion, respectively, in Corporate and Investment Banking of $(405) million and $(812) million, respectively, in Global Wealth Management of $(7) million and ($4) million, respectively, and in Corporate/Other of $2 million and $2 million, respectively.

(2)
Reclassified to conform with the current period's presentation.

(3)
Identifiable assets exclude $1 billion of Assets of Discontinued Operations Held for Sale at September 30, 2005.

(4)
Corporate/Other includes assets at December 31, 2004 that were part of the Company's January 31, 2005 announced agreement for the Sale of the Life Insurance and Annuities Business and the Company's June 24, 2005 announced agreement for the Sale of the Asset Management Business.

6.     Goodwill and Intangible Assets

Goodwill:

        The changes in goodwill during the first three quarters of 2005 were as follows:

In millions of dollars	Goodwill
Balance at December 31, 2004	$31,992

FAB acquisition	$606
ABN Amro Custody acquisition	43
Disposition of CitiCapital Transportation Finance	(119)
Transfers to discontinued operations — Life Insurance and Annuities	(291)
Foreign exchange translation and other	(155)

Balance at March 31, 2005	$32,076

Purchase accounting adjustment — KorAm	$(110)
Purchase accounting adjustment — FAB	9
Foreign exchange translation and other	260

Balance at June 30, 2005	$32,235
Purchase accounting adjustment — ABN Amro Custody	$5
Purchase accounting adjustment — FAB	(14)
Foreign exchange translation and other	14

Balance at September 30, 2005	$32,240

        During the first three quarters of 2005 no goodwill was written off due to impairment.

Intangible Assets:

        The changes in intangible assets during the first three quarters of 2005 were as follows:

In millions of dollars	Intangible Assets (Net Carrying Amount)
Balance at December 31, 2004	$15,271

Changes in gross capitalized MSRs(1)(2)	$237
FAB acquisition—core deposit intangibles	88
Capitalization of credit card intangibles(3)	87
Servicing rights on Student Loan securitizations	27
ABN Amro Custody acquisition — other intangibles	8
Transfers to discontinued operations — Life Insurance and Annuities	(86)
Amortization expense	(451)
Foreign exchange translation and other(4)	391

Balance at March 31, 2005	$15,572

Capitalization of credit card intangibles(3)	$80
Servicing rights on Student Loan securitizations	20
Purchase accounting adjustment — FAB	(45)
Changes in gross capitalized MSRs(1) (2)	(575)
Transfers to discontinued operations — Asset Management	(777)
Amortization expense	(464)
Foreign exchange translation and other	83

Balance at June 30, 2005	$13,894

Changes in gross capitalized MSRs(1)(2)	$982
Servicing rights on Student Loan securitizations	14
Purchase accounting adjustment — FAB	13
Capitalization of credit card intangibles(3)	6
Purchase accounting adjustment — ABN Amro Custody	5
Amortization expense	(449)
Foreign exchange translation and other	(89)

Balance at September 30, 2005	$14,376

(1)
See Note 13 to the Consolidated Financial Statements for a summarization of the changes in capitalized MSRs.

(2)
Excludes amortization of MSRs, which is reflected separately within this table under amortization expense.

(3)
Net of reductions within the period.

(4)
Includes balance sheet reclassification of intangible assets.

        The components of intangible assets were as follows:

	September 30, 2005			December 31, 2004
In millions of dollars	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount
Purchased credit card relationships	$7,011	$2,789	$4,222	$7,040	$2,366	$4,674
Mortgage servicing rights(1)	8,601	4,421	4,180	8,099	3,950	4,149
Core deposit intangibles	1,235	396	839	1,158	318	840
Other customer relationships	1,077	556	521	1,089	497	592
Present value of future profits	428	224	204	781	474	307
Other(2)	4,515	601	3,914	4,129	692	3,437

Total amortizing intangible assets	$22,867	$8,987	$13,880	$22,296	$8,297	$13,999
Indefinite-lived intangible assets			496			1,272

Total intangible assets			$14,376			$15,271

(1)
Accumulated amortization of mortgage servicing rights includes the related valuation allowance.

(2)
Includes contract-related intangible assets.

7.     Investments

In millions of dollars	September 30, 2005	December 31, 2004
Fixed maturities, substantially all available-for-sale at fair value	$149,834	$194,088
Equity securities(1)	12,506	10,114
Venture capital, at fair value	3,355	3,806
Short-term and other	210	5,235

Total investments	$165,905	$213,243

(1)
Includes non-marketable equity securities carried at cost of $8,046 million and $6,167 million at September 30, 2005 and December 31, 2004, respectively.

        The amortized cost and fair value of investments in fixed maturities and equity securities at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005				December 31, 2004(1)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Fixed maturity securities held to maturity(2)	$2	$—	$—	$2	$94	$94

Fixed maturity securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. Federal agencies	$12,280	$65	$191	$12,154	$20,662	$21,008
U.S. Treasury and Federal agencies	27,539	30	420	27,149	33,791	33,616
State and municipal	11,228	557	49	11,736	8,897	9,482
Foreign government	60,500	485	295	60,690	65,538	65,970
U.S. corporate	23,086	305	282	23,109	38,921	40,408
Other debt securities	14,942	92	40	14,994	23,010	23,510

	$149,575	$1,534	$1,277	$149,832	$190,819	$193,994

Total fixed maturities	$149,577	$1,534	$1,277	$149,834	$190,913	$194,088

Equity securities (3)	$11,313	$1,200	$7	$12,506	$9,260	$10,114

(1)
At December 31, 2004, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $5.003 billion and $974 million, respectively.

(2)
Recorded at amortized cost.

(3)
Includes non-marketable equity securities carried at cost of $8,046 million and $6,167 million at September 30, 2005 and December 31, 2004, respectively, which are reported in both the amortized cost and fair value columns.

        The following table presents venture capital investment gains and losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2005	2004	2005	2004
Net realized investment gains/(losses)	$1,261	$(14)	$1,579	$57
Gross unrealized gains	350	122	1,599	596
Gross unrealized (losses)	(1,480)	(56)	(1,716)	(318)

Net realized and unrealized gains/(losses)	$131	$52	$1,462	$335

8.     Trading Account Assets and Liabilities

        Trading account assets and liabilities at market value consisted of the following:

In millions of dollars	September 30, 2005	December 30, 2004
Trading account assets
U.S. Treasury and Federal agency securities	$43,403	$38,506
State and municipal securities	14,185	12,430
Foreign government securities	25,090	27,556
Corporate and other debt securities	57,923	56,924
Derivatives(1)	54,990	57,484
Equity securities	58,847	58,260
Mortgage loans and collateralized mortgage securities	22,748	15,678
Other	16,230	13,329

Total trading account assets	$293,416	$280,167

Trading account liabilities
Securities sold, not yet purchased	$76,345	$71,001
Derivative and other contractual commitments(1)	64,378	64,486

Total trading account liabilities	$140,723	$135,487

(1)
Net of master netting agreements, cash collateral, and valuation allowance.

9.     Debt

        Investment banking and brokerage borrowings consisted of the following:

In millions of dollars	September 30, 2005	December 31, 2004
Commercial paper	$2,143	$17,368
Bank borrowings	1,812	1,427
Other	10,657	7,004

Total investment banking and brokerage borrowings	$14,612	$25,799

        Short-term borrowings consisted of commercial paper and other short-term borrowings as follows:

In millions of dollars	September 30, 2005	December 31, 2004
Commercial paper
Citigroup Funding Inc.	$23,906	$—
Citigroup Subsidiaries	890	8,270

	24,796	8,270
Other short-term borrowings	18,816	22,698

Total short-term borrowings	$43,612	$30,968

        Long-term debt, including its current portion, consisted of the following:

In millions of dollars	September 30, 2005	December 31, 2004
Citigroup Parent Company	$100,142	$87,913
Citigroup Subsidiaries	68,262	73,827
Citigroup Global Markets Holdings Inc.(1)	40,761	45,237
Citigroup Funding Inc.(2)	4,145	—
Other	584	933

Total long-term debt	$213,894	$207,910

(1)
Includes Targeted Growth Enhanced Term Securities (TARGETS) with carrying values of $418 million issued by TARGETS Trusts XVII through XXIV and $564 million issued by TARGETS Trusts XIII through XXIII at September 30, 2005 and December 31, 2004, respectively, (collectively, the "Trusts"). CGMHI owns all of the voting securities of the Trusts which are consolidated in Citigroup's Consolidated Balance Sheet. The Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the Trusts' common securities. The Trusts' obligations under the TARGETS are fully and unconditionally guaranteed by CGMHI and CGMHI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

(2)
Includes Targeted Growth Enhanced Term Securities (TARGETS) with carrying values of $29 million issued by TARGETS Trust XXV at September 30, 2005 (the "Trust"). CFI owns all of the voting securities of the Trust which is consolidated in Citigroup's Consolidated Balance Sheet. The Trust has no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the Trust's common securities. The Trust's obligations under the TARGETS are fully and unconditionally guaranteed by CFI and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        Long-term debt at September 30, 2005 and December 31, 2004 includes $6,520 million and $6,397 million, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

        In 2004, Citigroup adopted FIN 46-R, which resulted in the assets and liabilities, as well as the related income and expenses of the Trusts, being excluded from Citigroup's Consolidated Financial Statements. However, the subordinated debentures issued by the Citigroup subsidiaries and purchased by the Trusts remain on Citigroup's Consolidated Balance Sheet under Long-term debt. In addition, the related interest expense continues to be included in the Consolidated Income Statement. For Regulatory Capital purposes, these Trust Securities remain a component of Tier 1 Capital. See "Capital Resources and Liquidity" section on page 56.

        Citigroup owns all of the voting securities of the subsidiary trusts. The subsidiary trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the subsidiary trusts and the subsidiary trusts' common securities. The subsidiary trusts' obligations are fully and unconditionally guaranteed by Citigroup.

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at September 30, 2005:

						Junior Subordinated Debentures Owned by Trust
Trust Securities with Distributions Guaranteed by:					Common Shares Issued to Parent
	Issuance Date	Securities Issued	Liquidation Value	Coupon Rate		Amount	Maturity	Redeemable by Issuer Beginning
In millions of dollars, except share amounts
Citicorp Capital I(1)	Dec. 1996	300,000	$300	7.933%	9,000	$309	Feb. 15, 2027	Feb. 15, 2007
Citicorp Capital II(1)	Jan. 1997	450,000	450	8.015%	13,500	464	Feb. 15, 2027	Feb. 15, 2007
Citigroup Capital II	Dec. 1996	400,000	400	7.750%	12,372	412	Dec. 1, 2036	Dec. 1, 2006
Citigroup Capital III	Dec. 1996	200,000	200	7.625%	6,186	206	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	24,000,000	600	6.000%	742,269	619	Sept. 27, 2034	Sept. 27, 2009
Adam Capital Trust I(2)	Nov. 2001	25,000	25	6 mo. LIB +375 bp.	774	26	Dec. 08, 2031	Dec. 08, 2006
Adam Statutory Trust I(2)	Dec. 2001	23,000	23	3 mo. LIB +360 bp.	712	24	Dec. 18, 2031	Dec. 18, 2006
Adam Capital Trust II(2)	Apr. 2002	22,000	22	6 mo. LIB +370 bp.	681	23	Apr. 22, 2032	Apr. 22, 2007
Adam Statutory Trust II(2)	Mar. 2002	25,000	25	3 mo. LIB +360 bp.	774	26	Mar. 26, 2032	Mar. 26, 2007
Adam Capital Trust III(2)	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 07, 2033	Jan. 07, 2008
Adam Statutory Trust III(2)	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 06, 2007
Adam Statutory Trust IV(2)	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V(2)	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$6,313			$6,508

(1)
Assumed by Citigroup via Citicorp's merger with and into Citigroup on August 1, 2005.

(2)
Assumed by Citigroup upon completion of First American Bank acquisition which closed on March 31, 2005.

10.   Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three- and nine-month periods ended September 30, 2005 are as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2004	$2,633	$(3,110)	$173	$—	$(304)
Decrease in unrealized gains on investment securities, net of tax(1)	(705)	—	—	—	(705)
Less: Reclassification adjustment for gains included in net income, net of tax(1)	(180)	—	—	—	(180)
Foreign currency translation adjustment, net of tax(2)	—	(656)	—	—	(656)
Cash flow hedges, net of tax	—	—	164	—	164

Period change	(885)	(656)	164	—	(1,377)

Balance, March 31, 2005	$1,748	$(3,766)	$337	$—	$(1,681)
Increase in unrealized gains on investment securities, net of tax(3)	1,272	—	—	—	1,272
Less: Reclassification adjustment for gains included in net income, net of tax(3)	(270)	—	—	—	(270)
Foreign currency translation adjustment, net of tax(2)	—	(194)	—	—	(194)
Cash flow hedges, net of tax	—	—	(157)	—	(157)

Period change	1,002	(194)	(157)	—	651

Balance, June 30, 2005	$2,750	$(3,960)	$180	$—	$(1,030)
Decrease in unrealized gains on investment securities, net of tax(4)	(1,535)	—	—	—	(1,535)
Less: Reclassification adjustment for gains included in net income, net of tax(4)	(185)	—	—	—	(185)
Foreign currency translation adjustment, net of tax	—	8	—	—	8
Cash flow hedges, net of tax	—	—	290	—	290
Minimum pension liability adjustment, net of tax(5)	—	—	—	(105)	(105)

Current period change	(1,720)	8	290	(105)	(1,527)

Balance, September 30, 2005	$1,030	$(3,952)	$470	$(105)	$(2,557)

(1)
Primarily due to an increase in the market interest rates of fixed maturity securities, partially offset by realized gains resulting from the sale of securities.

(2)
Reflects, among other items, the movements in the Japanese yen, Polish zloty, British pound, Mexican peso and the euro against the U.S. dollar and changes in related tax effects.

(3)
Primarily due to a decrease in the interest rates of fixed maturity securities, partially offset by realized gains resulting from the sale of securities.

(4)
Primarily due to realized gains, including $1.5 billion after-tax, resulting from the Sale of the Life Insurance and Annuities Business.

(5)
Additional minimum liability, as required under SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87), to fund U.S. nonqualified pension plans.

11.   Derivatives and Other Activities

        Citigroup enters into derivatives for trading purposes or to enable customers to transfer, modify or reduce their interest rate, foreign exchange and other market risks. In addition, Citigroup uses derivatives and other instruments, primarily interest rate and foreign exchange products, as an end-user in connection with its risk management activities. Derivatives are used to manage interest rate risk relating to specific groups of on-balance sheet assets and liabilities, including investments, corporate commercial and consumer loans, deposit liabilities, long-term debt and other interest-sensitive assets and liabilities. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions.

        The following tables summarizes by derivative type the aggregate notionals, receivables and payables held for trading and asset/liability management purposes as of September 30, 2005 and December 31, 2004.

Trading:

	Notional Amounts		Derivatives Receivables— Fair Market Value		Derivatives Payables— Fair Market Value
In millions of dollars	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2005	Dec. 31, 2004
Interest rate contracts	$17,781,397	$15,438,256	$215,112	$190,655	$214,395	$186,391
Foreign exchange contracts	2,621,265	2,540,780	47,226	83,040	45,164	72,410
Equity contracts	472,463	390,635	15,813	11,150	28,766	29,390
Commodity and other contracts	62,331	44,360	10,663	7,047	9,934	11,489
Credit derivatives	981,903	585,540	7,691	4,728	7,649	4,701

Total			$296,505	$296,620	$305,908	$304,381
Less: Netting agreements, cash collateral, and valuation allowance			(241,515)	(239,136)	(241,530)	(239,895)

Net receivables/payables			$54,990	$57,484	$64,378	$64,486

Asset/Liability Management Hedges:

	Notional Amounts		Derivatives Receivables— Fair Market Value		Derivatives Payables— Fair Market Value
In millions of dollars	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2005	Dec. 31, 2004
Interest rate contracts	$423,426	$362,937	$3,514	$4,742	$1,528	$2,541
Foreign exchange contracts	89,974	78,581	1,022	1,268	802	1,655
Equity contracts	132	1,318	11	204	1	7

Total			$4,547	$6,214	$2,331	$4,203

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

        The following table summarizes certain information related to the Company's hedging activities for the three- and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2005	2004(1)	2005	2004(1)
Fair Value Hedges:
Hedge ineffectiveness recognized in earnings	$176	$114	$149	$(212)
Net gain (loss) excluded from assessment of effectiveness(2)	231	92	(45)	428
Cash Flow Hedges:
Hedge ineffectiveness recognized in earnings	(2)	5	(13)	17
Net gain (loss) excluded from assessment of effectiveness(2)	—	1	1	6
Net Investment Hedges:
Net gain (loss) included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$35	$(178)	$394	$(99)

(1)
Reclassified to conform to the current period's presentation.

(2)
Represents the portion of derivative gain (loss).

        The accumulated other changes in equity from nonowner sources from cash flow hedges for the three-and nine-month periods ended September 30, 2005 and 2004 can be summarized as follows (after-tax):

In millions of dollars	2005	2004
Balance at January 1,	$173	$751
Net gain (loss) from cash flow hedges	187	(24)
Net amounts reclassified to earnings	(23)	(173)

Balance at March 31,	$337	$554
Net gain (loss) from cash flow hedges	(120)	139
Net amounts reclassified to earnings	(37)	(118)

Balance at June 30,	$180	$575
Net gain (loss) from cash flow hedges	388	(331)
Net amounts reclassified to earnings(1)	(98)	(25)

Balance at September 30,	$470	$219

(1)
Includes $82 million pretax ($54 million after-tax) realized with the Sale of Life Insurance & Annuities Business in the 2005 third quarter.

12.   Earnings Per Share

        The following reflects the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts
	2005	2004	2005	2004
Income from continuing operations	$4,988	$5,026	$14,834	$10,906
Discontinued operations	2,155	282	2,823	819
Preferred dividends	(17)	(17)	(51)	(51)

Income available to common stockholders for basic EPS	7,126	5,291	17,606	11,674
Effect of dilutive securities	—	—	—	—

Income available to common stockholders for diluted EPS	$7,126	$5,291	$17,606	$11,674

Weighted average common shares outstanding applicable to basic EPS	5,058.3	5,112.3	5,103.6	5,102.8
Effect of dilutive securities:
Options	28.3	37.2	34.3	46.8
Restricted and deferred stock	59.4	56.1	55.5	53.7

Adjusted weighted average common shares outstanding applicable to diluted EPS	5,146.0	5,205.6	5,193.4	5,203.3

Basic earnings per share
Income from continuing operations	$0.98	$0.98	$2.90	$2.13
Discontinued operations	0.43	0.05	0.55	0.16

Net income	$1.41	$1.03	$3.45	$2.29

Diluted earnings per share
Income from continuing operations	$0.97	$0.96	$2.85	$2.09
Discontinued operations	0.41	0.06	0.54	0.15

Net income	$1.38	$1.02	$3.39	$2.24

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

        The following tables summarize certain cash flows received from and paid to securitization trusts during the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$5.1	$25.0	$7.1	$6.4	$20.5	$3,9
Proceeds from collections reinvested in new receivables	51.7	0.5	—	40.3	—	—
Servicing fees received	0.5	0.2	—	0.4	0.2	—
Cash flows received on retained interests and other net cash flows	1.8	—	—	1.3	—	—

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$14.4	$62.3	$24.9	$12.9	$46.7	$9.1
Proceeds from collections reinvested in new receivables	143.5	0.8	—	117.4	—	—
Servicing fees received	1.4	0.7	—	1.1	0.5	—
Cash flows received on retained interests and other net cash flows	5.0	0.1	0.1	3.8	—	—

(1)
Other includes corporate debt securities, student loans and other assets.

        The Company recognized gains (losses) on securitizations of mortgages of $21 million and $155 million for the three-month periods ended September 30, 2005 and 2004, respectively, and $134 million and $270 million during the first nine months of 2005 and 2004, respectively. In the third quarter and first nine months of 2005 the Company recorded gains of $278 million and $773 million, respectively, and $146 million and $147 million during the third quarter and first nine months of 2004, respectively, related to the securitization of credit card receivables. Gains recognized on the securitization of other assets during the third quarter of 2005 and

2004 were $50 million and $31 million, respectively, and $80 million and $64 million during the first nine months of 2005 and 2004, respectively.

        Key assumptions used for credit cards, mortgages and other assets during the three months ended September 30, 2005 and 2004 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	Credit Cards	Mortgages and Other(1)	Credit Cards	Mortgages and Other(1)
Discount rate	14.3% to 16.7%	2.8% to 98.6%	10.0% to 12.3%	0.4% to 81.0%
Constant prepayment rate(2)	8.5% to 19.2%	8.6% to 46.4%	14.0% to 17.5%	8.0% to 48.0%
Anticipated net credit losses	5.5% to 6.5%	0.0% to 80.0%	5.6% to 10.0%	0.0% to 80.0%

(1)
Other includes corporate debt securities, student loans and other assets.

(2)
For credit card assumptions, the constant prepayment rates of 8.5% and 14.0%, for the three months ended September 30, 2005 and 2004, respectively, are associated with the private label securitized receivables, and the rates of 19.2% and 17.5% for the three months ended September 30, 2005 and 2004, respectively, are associated with the bank card securitized receivables.

        As required by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), the effect of two negative changes in each of the key assumptions used to determine the fair value of retained interests must be disclosed. The negative effect of each change in each assumption must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

        At September 30, 2005, the key assumptions used to value retained interests and the sensitivity of the fair value to two adverse changes in each of the key assumptions were as follows:

Key assumptions at September 30, 2005:	Discount Rate	Constant Prepayment Rate(2)	Anticipated Net Credit Losses
Credit cards	10.0% to 16.7%	8.5% to 19.2%	4.8% to 6.5%
Mortgages and other(1)	2.8% to 98.6%	8.6% to 46.4%	0.0% to 80.0%

(1)
Other includes corporate debt securities, student loans and other assets.

(2)
For credit card assumptions, the constant prepayment rate of 8.5% is associated with the private label securitized receivables, and the rate of 19.2% is associated with the bank card securitized receivables.

In millions of dollars	September 30, 2005
Carrying value of retained interests	$13,043

Discount rate
+10%	$(156)
+20%	$(302)

Constant prepayment rate
+10%	$(452)
+20%	$(821)

Anticipated net credit losses
+10%	$(375)
+20%	$(740)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers both the securitized and unsecuritized credit card receivables to be part of the business it manages. The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at September 30, 2005 and December 31, 2004, and credit losses, net of recoveries, for the three-month and nine-month periods ended September 30, 2005 and 2004.

Credit Card Receivables

In billions of dollars	September 30, 2005	December 31, 2004
Principal amounts, at period end:
Total managed	$157.9	$165.7
Securitized amounts	(92.6)	(85.3)
Loans held for sale	—	(2.5)

On-balance sheet	$65.3	$77.9

In millions of dollars
Delinquencies, at period end:
Total managed	$2,691	$2,944
Securitized amounts	(1,299)	(1,296)
Loans held for sale	—	(32)

On-balance sheet	$1,392	$1,616

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2005	2004	2005	2004
Credit losses, net of recoveries:
Total managed	$2,084	$2,142	$6,278	$7,069
Securitized amounts	(1,267)	(1,122)	(3,736)	(3,691)
Loans held for sale	—	(128)	(13)	(174)

On-balance sheet	$817	$892	$2,529	$3,204

Servicing Rights

        The fair value of capitalized mortgage loan servicing rights was $4.2 billion, $4.1 billion and $4.3 billion at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. The following table summarizes the changes in capitalized mortgage servicing rights (MSR):

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2005	2004	2005	2004
Balance, beginning of period	$3,410	$2,469	$4,149	$1,980
Originations	213	256	595	603
Purchases	105	2,362	107	2,558
Amortization	(212)	(213)	(613)	(422)
Gain (loss) on change in MSR value(1)	308	(13)	(153)	(7)
Provision for impairment(2)(3)	356	(551)	95	(402)

Balance, end of period	$4,180	$4,310	$4,180	$4,310

(1)
The gain (loss) on change in MSR value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with FAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSR value, over their fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSR carrying value. A recovery of the MSR impairment is recorded when the fair value of the MSRs exceeds their carrying value, but it is limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $1.183 billion, $1.541 billion, $1.274 billion, and $1.280 billion at September 30, 2005, June 30, 2005, March 31, 2005, and December 31, 2004, respectively, and $1.167 billion, $616 million, $859 million, and $765 million at September 30, 2004, June 30, 2004, March 31, 2004, and December 31, 2003, respectively.

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

Variable Interest Entities

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	September 30, 2005	December 31, 2004(1)
Cash	$0.3	$0.4
Trading account assets	28.0	16.8
Investments	5.0	6.6
Loans	9.1	10.7
Other assets	3.8	1.1

Total assets of consolidated VIEs	$46.2	$35.6

(1)
Included in the consolidated VIE assets at December 31, 2004 are approximately $397 million of structured transactions related to the Life Insurance and Annuities Business. These assets are reflected in Citigroup's Consolidated Balance Sheet as Assets of discontinued operations held for sale.

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and include approximately $1.6 billion related to VIEs newly-consolidated as a result of adopting FIN46-R as of January 1, 2004 and $2.1 billion related to VIEs newly-consolidated as a result of adopting FIN 46 at July 1, 2003. Of the $46.2 billion and $35.6 billion of total assets of VIEs consolidated by the Company at September 30, 2005 and December 31, 2004, respectively, $41.9 billion and $28.1 billion, respectively, represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients, $1.1 billion and $4.8 billion, respectively, represent investment vehicles that were established to provide a return to the investors in the vehicles, and $3.2 billion and $2.7 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates.

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

        In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third-party investors through trust vehicles as a source of funding and regulatory capital. In accordance with FIN 46-R, the Company deconsolidated the preferred securities trusts with assets of $6.1 billion during the first quarter of 2004. The Company's liabilities to these trusts are included in long-term debt at September 30, 2005 and December 31, 2004.

        The Company administers several third-party owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. Generally, the Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduits by providing collateral in the form of excess assets. The Company along with other financial institutions provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003, to comply with FIN 46-R, all but two of the conduits issued "first loss" subordinated notes such that one third party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At September 30, 2005 and December 31, 2004, total assets in unconsolidated conduits were $53.6 billion and $54.2 billion, respectively. One conduit with assets of $656 million is consolidated at December 31, 2004.

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

        In addition to the conduits discussed above, the total assets of unconsolidated VIEs where the Company has significant involvement are $114.7 billion and $145.9 billion at September 30, 2005 and December 31, 2004, respectively, including $11.1 billion and $17.7 billion in investment-related transactions, $9.2 billion and $2.2 billion in mortgage-related transactions, $29.3 billion and $17.6 billion in CDO-type transactions, $6.5 billion and $6.4 billion in trust preferred securities, and $58.6 billion and $102.0 billion in structured finance and other transactions. Of these amounts, at September 30, 2005 and December 31, 2004, $2.9 billion and $4.4 billion, respectively, of unconsolidated VIEs included as investment-related transactions are associated with the discontinued operations of the Asset Management business.

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $85.7 billion at September 30, 2005. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 15 to the Consolidated Financial Statements.

14.   Retirement Benefits

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

        The following table summarizes the components of the net expense recognized in the Consolidated Statement of Income for the three and nine months ended September 30, 2005 and 2004.

Net Expense

	Three Months Ended September 30,
	Pension Plans				Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
In millions of dollars
	2005	2004	2005	2004	2005	2004
Benefits earned during the period	$58	$60	$43	$40	$1	$—
Interest cost on benefit obligation	149	144	73	56	16	15
Expected return on plan assets	(201)	(201)	(93)	(64)	(4)	(4)
Amortization of unrecognized:
Net transition obligation	—	—	1	1	—	—
Prior service cost	(6)	(6)	1	—	(1)	(1)
Net actuarial loss	50	27	27	17	4	—

Net expense	$50	$24	$52	$50	$16	$10

	Nine Months Ended September 30,
	Pension Plans				Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
In millions of dollars
	2005	2004	2005	2004	2005	2004
Benefits earned during the period	$193	$182	$126	$104	$2	$2
Interest cost on benefit obligation	449	438	193	160	47	51
Expected return on plan assets	(605)	(551)	(232)	(180)	(11)	(12)
Amortization of unrecognized:
Net transition obligation	—	—	2	3	—	—
Prior service cost	(18)	(18)	1	—	(3)	(3)
Net actuarial loss	121	77	54	41	10	8

Net expense	$140	$128	$144	$128	$45	$46

(1)
The U.S. plans exclude nonqualified pension plans for which the net expense was $15 million and $10 million for the three months ended September 30, 2005 and 2004, respectively, and $37 million and $34 million during the first nine months of 2005 and 2004, respectively.

(2)
For plans outside the U.S., net postretirement benefit expense was $3 million and $2 million for the three months ended September 30, 2005 and 2004, respectively, and $10 million and $17 million during the first nine months of 2005 and 2004, respectively.

Employer Contributions

        Citigroup's funding policy for U.S. plans and non-U.S. plans is generally to fund to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under ERISA, if appropriate to its tax and cash position and the plan's funded position. At September 30, 2005 and December 31, 2004, there were no minimum required contributions and no discretionary or non-cash contributions are currently planned for the U.S. plans. For the non-U.S. plans, the Company contributed $265 million as of September 30, 2005. Citigroup presently anticipates contributing an additional $80 million to fund its non-U.S. plans in 2005 for a total of $345 million.

15.   Guarantees

Obligations under Guarantees

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The tables below summarize at September 30, 2005 and December 31, 2004 all of the Company's guarantees and indemnifications, where we believe the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at September 30, 2005 and December 31, 2004:

	September 30, 2005
	Maximum Potential of Future Payments
In billions of dollars at September 30, 2005, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
Financial standby letters of credit and other guarantees	$28.2	$20.6	$48.8	$185.2
Performance guarantees	9.4	3.3	12.7	20.9
Derivative instruments	28.4	181.4	209.8	13,744.6
Guarantees of collection of contractual cash flows(1)	—	—	—	—
Loans sold with recourse	—	1.4	1.4	58.0
Securities lending indemnifications(1)	80.6	—	80.6	—
Credit card merchant processing(1)	28.8	—	28.8	—
Custody indemnifications(1)	—	23.3	23.3	—

Total	$175.4	$230.0	$405.4	$14,008.7

	December 31, 2004
	Maximum Potential of Future Payments
In billions of dollars at December 31, 2004, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
Financial standby letters of credit	$34.4	$11.4	$45.8	$199.4
Performance guarantees	5.0	4.1	9.1	16.4
Derivative instruments	23.8	291.3	315.1	15,129.0
Guarantees of collection of contractual cash flows(1)	—	0.2	0.2	—
Loans sold with recourse	—	1.2	1.2	42.6
Securities lending indemnifications(1)	60.5	—	60.5	—
Credit card merchant processing(1)	29.7	—	29.7	—
Custody indemnifications(1)	—	18.8	18.8	—

Total	$153.4	$327.0	$480.4	$15,387.4

(1)
The carrying values of collection of contractual cash flows, securities lending indemnifications, credit card merchant processing and custody indemnifications are not material as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.

        Financial standby letters of credit include guarantees of payment of insurance premiums and reinsurance risks that support industrial revenue bond underwriting and settlement of payment obligations in clearing houses, and that support options and purchases of securities or in lieu of escrow deposit accounts. Financial standbys also backstop loans, credit facilities, promissory notes and trade acceptances. Performance guarantees and letters of credit are issued to guarantee a customer's tender bid on a construction or systems installation project or to guarantee completion of such projects in accordance with contract terms. They are also issued to support a customer's obligation to supply specified products, commodities, or maintenance or warranty services to a third party. Derivative instruments include credit default swaps, total return swaps, written foreign exchange options, written put options, and written equity warrants. Guarantees of collection of contractual cash flows protect investors in credit card receivables securitization trusts from loss of interest relating to insufficient collections on the underlying receivables in the trusts. Loans sold with recourse represent the Company's obligations to reimburse the buyers for loan losses under certain circumstances. Securities lending indemnifications are issued to guarantee that a security lending customer will be made whole in the event that the security borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. Credit card merchant processing guarantees represent the Company's indirect obligations in connection with the processing of private label and bankcard transactions on behalf of merchants. Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian fails to safeguard clients' assets.

        At September 30, 2005 and December 31, 2004, the Company's maximum potential amount of future payments under these guarantees was approximately $405 billion and $480 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse, and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

        Citigroup's primary credit card business is the issuance of credit cards to individuals. In addition, the Company provides transaction processing services to various merchants with respect to bankcard and private label cards. In the third quarter of 2005, the Company entered into a partnership under which a third-party processes bankcard transactions. As a result, in the event of a billing dispute with respect to a bankcard transaction between a merchant and a cardholder, that is ultimately resolved in the cardholder's favor, the third-party holds the primary contingent liability to credit or refund the amount to the cardholder and charge back the transaction to the merchant. If the third-party is unable to collect this amount from the merchant, it bears the loss for the amount of the credit or refund paid to the cardholder. The Company continues to have the primary contingent liability with respect to its portfolio of private label merchants. The risk of loss is mitigated as the cash flows between the third-party or the Company and the merchant are settled on a net basis and the third-party or the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, the third-party or the Company may require a merchant to make an escrow deposit, delay settlement, or include event triggers to provide the third-party or the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). In the unlikely event that a private label merchant is unable to deliver products, services or a refund to its private label cardholders, Citigroup is contingently liable to credit or refund cardholders. In addition, although a third-party holds the primary contingent liability with respect to the processing of bankcard transactions, in the event that the third-party does not have sufficient collateral from the merchant or sufficient financial resources of its own to provide the credits or refunds to the cardholders, Citigroup would be liable to credit or refund the cardholders.

        The Company's maximum potential contingent liability related to both bankcard and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At September 30, 2005 and December 31, 2004, this maximum potential exposure was estimated to be $29 billion and $30 billion, respectively. However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At September 30, 2005, the estimated losses incurred and the carrying amount of the Company's contingent obligations related to merchant processing activities was immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during the three quarters of 2005 and 2004. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At September 30, 2005, the estimated losses incurred and the carrying value of the Company's obligations related to these programs are immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2005 and December 31, 2004, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2005 or December 31, 2004 for potential obligations that could arise from the Company's involvement with VTN associations.

        At September 30, 2005 and December 31, 2004, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $14 billion and $15 billion. The carrying value of derivative instruments is included in either trading liabilities or other liabilities depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. The carrying value of the guarantees of contractual cash flows are offset against the receivables from the credit card trusts. For loans sold with recourse the carrying value of the liability is included in other liabilities. In addition, at September 30, 2005 and December 31, 2004, other liabilities on the Consolidated Balance Sheet includes an allowance for credit losses of $800 million relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $44 billion and $43 billion at September 30, 2005 and December 31, 2004, respectively. Securities and other marketable assets held as collateral amounted to $40 billion and $32 billion and letters of credit in favor of the Company held as collateral amounted to $590 million and $635 million at September 30, 2005 and December 31, 2004, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

16.   Contingencies

        As described in the "Legal Proceedings" discussion on page 104, the Company is a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

  (i)
  underwritings for, and research coverage of, WorldCom;

  (ii)
  underwritings for Enron and other transactions and activities related to Enron and Dynegy;

  (iii)
  transactions and activities related to research coverage of companies other than WorldCom; and

  (iv)
  transactions and activities related to the IPO Securities Litigation.

        During the 2004 second quarter, in connection with the settlement of the WorldCom class action, the Company reevaluated and increased its reserves for these matters. The Company recorded a charge of $7.915 billion ($4.95 billion after-tax) relating to (i) the settlement of class action litigation brought on behalf of purchasers of WorldCom securities, and (ii) an increase in litigation reserves for the other matters described above. Subject to the terms of the WorldCom class action settlement, and its eventual approval by the courts, the Company will make a payment of $2.575 billion pretax to the WorldCom settlement class. Subject to the terms of the Enron class action settlement, and its eventual approval by the courts, the Company will make a payment of $2.01 billion pretax to the Enron settlement class. As of September 30, 2005, the Company's litigation reserve for these matters, net of the amounts to be paid upon final approval of the WorldCom and Enron class action settlements and other settlements arising out of the matters above not yet paid, was approximately $3.9 billion on a pretax basis.

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

17.   Condensed Consolidating Financial Statements

Merger of Bank Holding Companies

        On August 1, 2005, Citigroup merged its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. Coinciding with this merger, Citigroup assumed all existing indebtedness and outstanding guarantees of Citicorp.

        During the 2005 second quarter, Citigroup consolidated its capital markets funding activities into two legal entities: (i) Citigroup Inc., which issues long-term debt, trust preferred securities, preferred and common stock, and (ii) Citigroup Funding Inc. (CFI) a newly formed, fully guaranteed, first-tier subsidiary of Citigroup, which issues commercial paper and medium-term notes.

        As part of the funding consolidation, Citigroup unconditionally guaranteed Citigroup Global Markets Holdings Inc.'s (CGMHI) outstanding SEC-registered indebtedness. CGMHI no longer files periodic reports with the SEC and continues to be rated on the basis of a guarantee of its financial obligations from Citigroup.

        The condensed consolidating financial statements on pages 96 - 103 include the financial results of the following Citigroup entities:

Citigroup Parent Company

        The holding company of Citigroup Inc.

Citigroup Global Markets Holdings Inc. (CGMHI)

        Citigroup Global Markets Holdings Inc. Citigroup has issued a full and unconditional guarantee for all of the outstanding SEC-registered indebtedness of CGMHI.

Citigroup Funding Inc. (CFI)

        Citigroup Funding Inc. (CFI) a newly formed, fully guaranteed, first-tier subsidiary of Citigroup, which issues commercial paper and medium-term notes. Citigroup has issued a full and unconditional guarantee for all of the commercial paper and SEC-registered indebtedness issued by CFI.

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

Other Citigroup Subsidiaries

        Includes all other subsidiaries of Citigroup, intercompany eliminations, income from discontinued operations, and assets and liabilities of Discontinued Operations Held for Sale for the Asset Management businesses.

Consolidating Adjustments

        Includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries, investment in subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Statement of Income (Unaudited)

	Three Months Ended September 30, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$10,989	$—	$—	$—	$—	$—	$(10,989)	$—
Loan interest, including fees	—	—	—	1,975	2,235	9,831	(1,975)	12,066
Loan interest, including fees—intercompany	763	—	77	(27)	56	(896)	27	—
Other interest and dividends	—	4,242	—	38	47	3,020	(38)	7,309
Other interest and dividends—intercompany	—	113	180	—	1	(294)	—	—
Commissions and fees	—	2,123	—	5	16	2,686	(5)	4,825
Commissions and fees—intercompany	—	72	—	2	—	(72)	(2)	—
Principal transactions	—	380	(46)	—	—	1,616	—	1,950
Principal transactions—intercompany	—	522	43	—	—	(565)	—	—
Other income	169	1,123	20	133	153	3,532	(133)	4,997
Other income—intercompany	39	42	(21)	4	5	(65)	(4)	—

Total revenues	11,960	8,617	253	2,130	2,513	18,793	(13,119)	31,147
Interest expense	823	3,383	166	82	189	5,088	(82)	9,649
Interest expense—intercompany	—	243	91	554	669	(1,003)	(554)	—

Total revenues, net of interest expense	11,137	4,991	(4)	1,494	1,655	14,708	(12,483)	21,498

Total benefits, claims & credit losses	—	16	—	578	634	2,190	(578)	2,840
Expenses
Compensation and benefits	27	2,746	—	240	274	3,745	(240)	6,792
Compensation and benefits—intercompany	—	3	—	33	33	(36)	(33)	—
Other expense	349	729	1	150	182	3,360	(150)	4,621
Other expense—intercompany	7	323	3	48	68	(401)	(48)	—

Total operating expenses	383	3,801	4	471	557	6,668	(471)	11,413

Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	10,754	1,174	(8)	445	464	5,850	(11,434)	7,245
Income taxes (benefits)	(92)	420	(3)	157	162	1,677	(157)	2,164
Minority interest, net of tax	—	—	—	—	—	93	—	93
Equity in undistributed income of subsidiaries	(3,703)	—	—	—	—	—	3,703	—

Income from continuing operations	7,143	754	(5)	288	302	4,080	(7,574)	4,988
Income from discontinued operations, net of tax	—	—	—	—	—	2,155	—	2,155

Net income	$7,143	$754	$(5)	$288	$302	$6,235	$(7,574)	$7,143

Condensed Consolidating Statement of Income (Unaudited)

	Three Months Ended September 30, 2004
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$2,583	$—	$—	$—	$—	$—	$(2,583)	$—
Loan interest, including fees	—	—	—	1,888	2,170	8,848	(1,888)	11,018
Loan interest, including fees—intercompany	562	—	—	(5)	22	(584)	5	—
Other interest and dividends	—	2,419	—	40	50	2,712	(40)	5,181
Other interest and dividends—intercompany	—	38	—	—	—	(38)	—	—
Commissions and fees	—	1,690	—	7	19	1,596	(7)	3,305
Commissions and fees—intercompany	—	72	—	1	1	(73)	(1)	—
Principal transactions	—	1,054	—	—	4	(658)	—	400
Principal transactions—intercompany	—	(831)	—	(5)	(5)	836	5	—
Other income	(98)	992	—	148	152	3,661	(148)	4,707
Other income—intercompany	18	218	—	3	5	(241)	(3)	—

Total revenues	3,065	5,652	—	2,077	2,418	16,059	(4,660)	24,611
Interest expense	333	1,436	—	81	210	3,894	(81)	5,873
Interest expense—intercompany	—	209	—	474	401	(610)	(474)	—

Total revenues, net of interest expense	2,732	4,007	—	1,522	1,807	12,775	(4,105)	18,738

Total benefits, claims & credit losses	—	—	—	415	468	767	(415)	1,235
Expenses
Compensation and benefits	25	1,904	—	261	294	3,198	(261)	5,421
Compensation and benefits—intercompany	—	(1)	—	—	—	1	—	—
Other expense	329	865	—	122	135	3,429	(122)	4,758
Other expense—intercompany	50	250	—	50	46	(346)	(50)	—

Total operating expenses	404	3,018	—	433	475	6,282	(433)	10,179

Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	2,328	989	—	674	864	5,726	(3,257)	7,324
Income taxes (benefits)	(99)	369	—	238	151	1,808	(238)	2,229
Minority interest, net of tax	—	—	—	—	—	69	—	69
Equity in undistributed income of subsidiaries	2,881	—	—	—	—	—	(2,881)	—

Income from continuing operations	5,308	620	—	436	713	3,849	(5,900)	5,026
Income from discontinued operations, net of tax	—	—	—	—	—	282	—	282

Net income	$5,308	$620	$—	$436	$713	$4,131	$(5,900)	$5,308

Condensed Consolidating Statement of Income (Unaudited)

	Nine Months Ended September 30, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$15,258	$—	$—	$—	$—	$—	$(15,258)	$—
Loan interest, including fees	—	—	—	5,859	6,655	28,170	(5,859)	34,825
Loan interest, including fees—intercompany	2,163	—	86	(57)	143	(2,392)	57	—
Other interest and dividends	—	11,507	—	116	140	8,905	(116)	20,552
Other interest and dividends—intercompany	—	284	196	—	2	(482)	—	—
Commissions and fees	—	6,095	—	20	58	6,859	(20)	13,012
Commissions and fees—intercompany	—	163	—	5	3	(166)	(5)	—
Principal transactions	—	4,037	(39)	—	(8)	1,019	—	5,009
Principal transactions—intercompany	—	(2,263)	36	1	1	2,226	(1)	—
Other income	1,089	3,381	20	460	332	10,384	(460)	15,206
Other income—intercompany	88	263	(21)	11	16	(346)	(11)	—

Total revenues	18,598	23,467	278	6,415	7,342	54,177	(21,673)	88,604
Interest expense	3,044	8,727	184	250	607	13,179	(250)	25,741
Interest expense—intercompany	—	559	98	1,602	1,784	(2,441)	(1,602)	—

Total revenues, net of interest expense	15,554	14,181	(4)	4,563	4,951	43,439	(19,821)	62,863

Total benefits, claims & credit losses	—	16	—	1,472	1,614	5,272	(1,472)	6,902
Expenses
Compensation and benefits	74	7,413	—	707	808	11,016	(707)	19,311
Compensation and benefits—intercompany	—	4	—	97	98	(102)	(97)	—
Other expense	480	2,333	1	439	535	11,129	(439)	14,478
Other expense—intercompany	71	1,011	3	139	175	(1,260)	(139)	—

Total operating expenses	625	10,761	4	1,382	1,616	20,783	(1,382)	33,789

Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	14,929	3,404	(8)	1,709	1,721	17,384	(16,967)	22,172
Income taxes (benefits)	(98)	1,122	(3)	626	628	5,178	(626)	6,827
Minority interest, net of tax	—	—	—	—	—	511	—	511
Equity in undistributed income of subsidiaries	2,630	—	—	—	—	—	(2,630)	—

Income from continuing operations	17,657	2,282	(5)	1,083	1,093	11,695	(18,971)	14,834
Income from discontinued operations, net of tax	—	—	—	—	—	2,823	—	2,823

Net income	$17,657	$2,282	$(5)	$1,083	$1,093	$14,518	$(18,971)	$17,657

Condensed Consolidating Statement of Income (Unaudited)

	Nine Months Ended September 30, 2004
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$5,312	$—	$—	$—	$—	$—	$(5,312)	$—
Loan interest, including fees	—	—	—	5,578	6,435	26,146	(5,578)	32,581
Loan interest, including fees—intercompany	1,603	—	—	(23)	58	(1,661)	23	—
Other interest and dividends	—	6,775	—	123	151	7,210	(123)	14,136
Other interest and dividends—intercompany	—	96	—	—	1	(97)	—	—
Commissions and fees	—	5,643	—	23	59	6,050	(23)	11,752
Commissions and fees—intercompany	—	165	—	1	1	(166)	(1)	—
Principal transactions	—	1,099	—	—	(1)	1,675	—	2,773
Principal transactions—intercompany	—	(312)	—	(2)	(2)	314	2	—
Other income	105	3,182	—	476	508	9,796	(476)	13,591
Other income—intercompany	79	414	—	6	13	(506)	(6)	—

Total revenues	7,099	17,062	—	6,182	7,223	48,761	(11,494)	74,833
Interest expense	1,393	4,116	—	225	658	9,141	(225)	15,308
Interest expense—intercompany	—	67	—	1,399	1,093	(1,160)	(1,399)	—

Total revenues, net of interest expense	5,706	12,879	—	4,558	5,472	40,780	(9,870)	59,525

Total benefits, claims & credit losses	—	(1)	—	1,450	1,620	3,884	(1,450)	5,503
Expenses
Compensation and benefits	49	6,461	—	789	885	9,425	(789)	16,820
Compensation and benefits—intercompany	—	(4)	—	(1)	—	4	1	—
Other expense	413	8,858	—	530	628	11,808	(530)	21,707
Other expense—intercompany	177	653	—	137	151	(981)	(137)	—

Total operating expenses	639	15,968	—	1,455	1,664	20,256	(1,455)	38,527

Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	5,067	(3,088)	—	1,653	2,188	16,640	(6,965)	15,495
Income taxes (benefits)	(166)	(1,201)	—	596	634	5,150	(596)	4,417
Minority interest, net of tax	—	—	—	—	—	172	—	172
Equity in undistributed income of subsidiaries	6,492	—	—	—	—	—	(6,492)	—

Income from continuing operations	11,725	(1,887)	—	1,057	1,554	11,318	(12,861)	10,906
Income from discontinued operations, net of tax	—	—	—	—	—	819	—	819

Net income	$11,725	$(1,887)	$—	$1,057	$1,554	$12,137	$(12,861)	$11,725

Condensed Consolidating Balance Sheet (Unaudited)

	September 30, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolida- ting adjust- ments	Citigroup Consolidated
Assets
Cash and due from banks	$—	$7,132	$—	$388	$496	$20,810	$(388)	$28,438
Cash and due from banks—intercompany	246	6,059	1	99	110	(6,416)	(99)	—
Federal funds sold and resale agreements	—	223,660	—	—	—	12,445	—	236,105
Federal funds sold and resale agreements—intercompany	—	1,756	—	—	—	(1,756)	—	—
Trading account assets	—	197,539	—	—	47	95,830	—	293,416
Trading account assets—intercompany	—	2,624	—	—	16	(2,640)	—	—
Investments	8,282	—	—	2,932	3,688	153,935	(2,932)	165,905
Loans, net of unearned income	—	1,030	—	72,476	81,232	484,159	(72,476)	566,421
Loans, net of unearned income—intercompany	—	—	7,176	3,954	6,698	(13,874)	(3,954)	—
Allowance for credit losses	—	(35)	—	(1,376)	(1,540)	(8,440)	1,376	(10,015)

Total loans, net	—	995	7,176	75,054	86,390	461,845	(75,054)	556,406
Advances to subsidiaries	67,916	—	—	—	—	(67,916)	—	—
Investments in subsidiaries	133,521	—	—	—	—	—	(133,521)	—
Other assets	8,041	56,774	4	5,466	7,011	119,513	(5,466)	191,343
Other assets—intercompany	—	3,845	34,540	286	381	(38,766)	(286)	—
Assets of discontinued operations held for sale	—	—	—	—	—	1,180	—	1,180

Total assets	$218,006	$500,384	$41,721	$84,225	$98,139	$748,064	$(217,746)	$1,472,793

Liabilities and stockholders' equity
Deposits	$—	$1	$—	$1,095	$1,095	$580,017	$(1,095)	$581,113
Federal funds purchased and securities loaned or sold	—	205,163	—	2	2	38,654	(2)	243,819
Federal funds purchased and securities loaned or sold — intercompany	—	2,199	—	—	—	(2,199)	—	—
Trading account liabilities	—	93,775	81	—	—	46,867	—	140,723
Trading account liabilities — intercompany	—	2,083	36	1	1	(2,120)	(1)	—
Short-term borrowings	—	13,827	24,691	48	952	18,754	(48)	58,224
Short-term borrowings — intercompany	—	30,845	12,614	6,723	5,243	(48,702)	(6,723)	—
Long-term debt	100,142	40,761	4,145	6,662	16,303	52,543	(6,662)	213,894
Long-term debt—intercompany	—	15,010	—	54,832	63,448	(78,458)	(54,832)	—
Advances from subsidiaries	—	—	—	—	—	—	—	—
Other liabilities	2,455	72,931	18	2,186	1,991	45,423	(2,186)	122,818
Other liabilities—intercompany	3,572	4,562	66	915	542	(8,742)	(915)	—
Liabilities of discontinued operations held for sale	—	—	—	—	—	365	—	365
Stockholders' equity	111,837	19,227	70	11,761	8,562	105,662	(145,282)	111,837

Total liabilities and stockholders' equity	$218,006	$500,384	$41,721	$84,225	$98,139	$748,064	$(217,746)	$1,472,793

Condensed Consolidating Balance Sheet (Unaudited)

	December 31, 2004(1)
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolida- ting adjust- ments	Citigroup Consolidated
Assets
Cash and due from banks	$—	$5,892	$—	$332	$458	$17,206	$(332)	$23,556
Cash and due from banks—intercompany	28	3,651	—	99	106	(3,785)	(99)	—
Federal funds sold and resale agreements	—	189,023	—	—	—	11,716	—	200,739
Federal funds sold and resale agreements—intercompany	—	3,636	—	—	20	(3,656)	—	—
Trading account assets	—	178,987	—	—	44	101,136	—	280,167
Trading account assets — intercompany	—	2,312	—	—	—	(2,312)	—	—
Investments	9,096	—	—	2,929	3,636	200,511	(2,929)	213,243
Loans, net of unearned income	—	10	—	70,632	80,757	468,062	(70,632)	548,829
Loans, net of unearned income—intercompany	—	—	—	4,174	4,786	(4,786)	(4,174)	—
Allowance for credit losses	—	—	—	(1,188)	(1,373)	(9,896)	1,188	(11,269)

Total loans, net	—	10	—	73,618	84,170	453,380	(73,618)	537,560
Advances to subsidiaries	63,820	—	—	—	—	(63,820)	—	—
Investments in subsidiaries	124,060	—	—	—	—	—	(124,060)	—
Other assets	4,766	54,561	—	5,463	8,437	161,072	(5,463)	228,836
Other assets—intercompany	—	2,530	—	245	300	(2,830)	(245)	—
Assets of discontinued operations held for sale	—	—	—	—	—	—	—	—

Total assets	$201,770	$440,602	$—	$82,686	$97,171	$868,618	$(206,746)	$1,484,101

Liabilities and stockholders' equity
Deposits	$—	$1	$—	$1,094	$1,343	$560,737	$(1,094)	$562,081
Federal funds purchased and securities loaned or sold	—	175,208	—	42	42	34,305	(42)	209,555
Federal funds purchased and securities loaned or sold—intercompany	—	2,248	—	2	2	(2,250)	(2)	—
Trading account liabilities	—	82,143	—	—	—	53,344	—	135,487
Trading account liabilities—intercompany	—	2,385	—	6	6	(2,391)	(6)	—
Short-term borrowings	—	25,799	—	28	1,312	29,656	(28)	56,767
Short-term borrowings—intercompany	—	171	—	10,619	2,627	(2,798)	(10,619)	—
Long-term debt	87,913	45,237	—	7,094	19,182	55,578	(7,094)	207,910
Long-term debt—intercompany	—	14,070	—	50,168	62,919	(76,989)	(50,168)	—
Advances from subsidiaries	—	—	—	—	—	—	—	—
Other liabilities	1,557	67,080	—	2,006	1,875	132,498	(2,006)	203,010
Other liabilities—intercompany	3,009	9,103	—	868	375	(12,487)	(868)	—
Liabilities of discontinued operations held for sale	—	—	—	—	—	—	—	—
Stockholders' equity	109,291	17,157	—	10,759	7,488	99,415	(134,819)	109,291

Total liabilities and stockholders' equity	$201,770	$440,602	$—	$82,686	$97,171	$868,618	$(206,746)	$1,484,101

(1)
Reclassified to conform to the current period's presentation.

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities of continuing operations	$12,381	$(12,713)	$(34,544)	$3,423	$2,542	$48,838	$(3,423)	$16,504

Cash flows from investing activities
Change in loans	—	(58)	(7,176)	(3,816)	(3,141)	(28,912)	3,816	(39,287)
Proceeds from sales of loans	—	—	—	—	—	15,740	—	15,740
Purchases of investments	(8,802)	—	—	(6,436)	(7,704)	(135,556)	6,436	(152,062)
Proceeds from sales of investments	6,716	—	—	5,028	5,376	57,229	(5,028)	69,321
Proceeds from maturities of investments	2,900	—	—	1,349	2,234	68,589	(1,349)	73,723
Changes in investments and advances—Intercompany	(6,320)	—	—	219	(1,912)	8,232	(219)	—
Business acquisitions Other investing activities	—	—	—	—	—	(602)	—	(602)
Other investing activities	—	(675)	—	—	2,601	5,090	—	7,016

Net cash used in investing activities	(5,506)	(733)	(7,176)	(3,656)	(2,546)	(10,190)	3,656	(26,151)

Cash flows from financing activities
Dividends paid	(6,943)	—	—	—	—	—	—	(6,943)
Dividends paid—intercompany	—	(1,197)	—	—	—	1,197	—	—
Issuance of common stock	895	—	—	—	—	—	—	895
Treasury stock acquired	(8,371)	—	—	—	—	—	—	(8,371)
Proceeds from issuance of long-term debt—third party, net	7,913	(2,341)	4,145	(432)	(2,878)	5,198	432	12,037
Proceeds from issuance of long-term debt—intercompany, net	—	930	—	1,600	530	(1,460)	(1,600)	—
Change in deposits	—	—	—	1	—	16,430	(1)	16,430
Net change in short-term borrowings and other investment banking and brokerage borrowings—third party	(1,057)	(11,971)	24,691	(21)	(382)	(9,824)	21	1,457
Net change in short-term borrowings and other advances—intercompany	1,533	30,673	12,614	(832)	2,774	(47,594)	832	—
Capital contributions from parent	—	1,000	—	(32)	—	(1,000)	32	—
Other financing activities	(627)	—	271	5	2	(276)	(5)	(630)

Net cash (used in) provided by financing activities	(6,657)	17,094	41,721	289	46	(37,329)	(289)	14,875

Effect of exchange rate changes on cash and due from banks	—	—	—	—	—	(346)	—	(346)

Net increase in cash and due from banks	218	3,648	1	56	42	973	(56)	4,882
Cash and due from banks at beginning of period	28	9,543	—	431	564	13,421	(431)	23,556

Cash and due from banks at end of period from continuing operations	$246	$13,191	$1	$487	$606	$14,394	$(487)	$28,438

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(160)	$426	$—	$555	$658	$5,328	$(555)	$6,252
Interest	2,850	8,981	—	775	410	10,816	(775)	23,057
Non-cash investing activities:
Transfers to repossessed assets	—	—	—	769	829	107	(769)	936

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2004
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities	$2,042	$(17,340)	—	$2,295	$2,540	$4,060	$(2,295)	$(8,698)

Cash flows from investing activities
Change in loans	—	21	—	(10,248)	(10,082)	(22,848)	10,248	(32,909)
Proceeds from sales of loans	—	—	—	37	—	9,928	(37)	9,928
Purchases of investments	(10,480)	—	—	(1,922)	(1,826)	(138,184)	1,922	(150,490)
Proceeds from sales of investments	8,920	—	—	1,719	1,465	77,593	(1,719)	87,978
Proceeds from maturities of investments	—	—	—	255	315	46,166	(255)	46,481
Changes in investments and advances—intercompany	(8,818)	—	—	(627)	(502)	9,320	627	—
Business acquisitions	—	—	—	—	—	(3,677)	—	(3,677)
Other investing activities	—	(733)	—	(179)	(232)	(373)	179	(1,338)

Net cash used in investing activities	(10,378)	(712)	—	(10,965)	(10,862)	(22,075)	10,965	(44,027)

Cash flows from financing activities
Dividends paid	(6,278)	—	—	—	—	—	—	(6,278)
Dividends paid—intercompany	—	(1,043)	—	—	—	1,043	—	—
Issuance of common stock	742	—	—	—	—	—	—	742
Treasury stock acquired	(778)	—	—	—	—	—	—	(778)
Proceeds from issuance of long-term debt—third party, net	19,110	6,433	—	4,189	1,626	(5,613)	(4,189)	21,556
Proceeds from issuance of long-term debt—intercompany, net	—	4,000	—	5,058	(3,847)	(153)	(5,058)	—
Change in deposits	—	—	—	67	—	38,188	(67)	38,188
Net change in short-term borrowings and other investment banking and brokerage borrowings—third party	(6,554)	5,255	—	2	(568)	3,940	(2)	2,073
Net change in short-term borrowings and other advances—intercompany	2,601	(21)	—	(651)	11,158	(13,738)	651	—
Capital contributions from parent	—	4,100	—	10	—	(4,100)	(10)	—
Other financing activities	(481)	—	—	—	—	2,049	—	1,568

Net cash provided by financing activities	8,362	18,724	—	8,675	8,369	21,616	(8,675)	57,071

Effect of exchange rate changes on cash and due from banks	—	—	—	—	—	(12)	—	(12)

Net increase in cash and due from banks	26	672	—	5	47	3,589	(5)	4,334
Cash and due from banks at beginning of period	40	8,393	—	457	655	12,061	(457)	21,149

Cash and due from banks at end of period	$66	$9,065	—	$462	$702	$15,650	$(462)	$25,483

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(238)	$942	—	$492	$349	$3,239	$(492)	$4,292
Interest	2,179	3,965	—	765	440	6,741	(765)	13,325
Non-cash investing activities:
Transfers to repossessed assets	—	—	—	781	570	96	(781)	666

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (filed with the Securities and Exchange Commission on February 28, 2005), as updated by our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed since February 28, 2005.

Enron Corp.

        On August 4, 2005, a breach of contract action was filed in the United States District Court for the Southern District of New York, WESTPAC BANKING CORPORATION v. CITIBANK, N.A. The complaint alleges that Citibank breached a representation and warranty in a Credit Default Swap agreement entered into in December 2000 concerning Enron.

        On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas, AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN-CHASE & CO., ET AL. The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets Inc., and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

WorldCom, Inc.

        In STURM, ET AL. v. CITIGROUP, ET AL., an NASD arbitration seeking very significant compensatory and punitive damages, Claimants' common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, were heard this quarter.

        Citigroup, along with other financial institution defendants, entered into a settlement in NEW YORK CITY EMPLOYEES' RETIREMENT SYSTEM v. EBBERS, ET AL., resolving all claims against the Citigroup-related defendants in this WorldCom-related action, which was brought by a plaintiff that opted out of the settlement of the WorldCom class action. The settlement amount is covered by existing litigation reserves.

        Citigroup along with other financial institutions and other defendants, entered into a settlement resolving all claims against the Citigroup-related defendants in 32 individual actions filed by a single law firm on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement. Plaintiffs in these actions asserted various claims under federal and state law, including, among other things, federal and state securities claims, fraud, negligent misrepresentation and breach of fiduciary duty, in connection with the Citigroup-related defendants' research coverage, and underwriting of, WorldCom securities. The settlement amount is covered by existing litigation reserves.

Global Crossing

        On September 12, 2005, Citigroup entered into a settlement with the Global Crossing Estate Representative, resolving all claims pending in United States Bankruptcy Court for the Southern District of New York against the Citigroup-related defendants. The settlement amount is covered by existing litigation reserves.

Research

        On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in IN RE SALOMON ANALYST AT&T LITIGATION, a putative class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

        On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in NORMAN v. SALOMON SMITH BARNEY, ET AL., a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

        On August 17, 2005, in DISHER v. CITIGROUP GLOBAL MARKETS INC., the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of plaintiffs' motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act ("SLUSA"). The United States Supreme Court has granted review in another case involving SLUSA that may affect the Seventh Circuit's dismissal of the Disher matter.

Parmalat

        In IN RE PARMALAT SECURITIES LITIGATION, plaintiff filed a second amended consolidated complaint on August 22, 2005. Defendants answered and discovery is ongoing.

Adelphia

        In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

Transfer Agency

        Beginning in August 2005, five putative class action lawsuits alleging violations of federal securities laws and state law have been filed in the United States District Court for the Southern District of New York against Citigroup Global Markets Inc. and Smith Barney Fund Management LLC ("SBFM") based on the previously announced settlement resolving an SEC investigation into matters relating to arrangements among certain Smith Barney mutual funds, an affiliated transfer agent, and an unaffiliated sub-transfer agent. The complaints seek injunctive relief and compensatory and punitive damages, removal of SBFM as the advisor for the Smith Barney family of funds, rescission of the funds' management and other contracts with SBFM, recovery of all fees paid to SBFM pursuant to such contracts, and an award of attorneys' fees and litigation expenses.

IPO Securities Litigation

        On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in IN RE INITIAL PUBLIC OFFERING SECURITIES LITIGATION agreeing to review the district court's order granting plaintiffs' motion for class certification.

IPO Antitrust Litigation

        On September 28, 2005, the United States Court of Appeals for the Second Circuit in IN RE INITIAL PUBLIC OFFERING ANTITRUST LITIGATION vacated the district court's order dismissing these actions and remanded for further proceedings.

California Employment Actions

        Numerous financial services firms, including Citigroup and its affiliates, have been named in purported class actions alleging that certain present and former employees in California were entitled to overtime pay under California and federal law and were subject to certain allegedly unlawful deductions in violation of California law. A mediation was held this quarter in one of these class actions seeking damages and injunctive relief, BAHRAMIPOUR v. CITIGROUP GLOBAL MARKETS INC., filed in the United States District Court for the Northern District of California.

Other

        On September 15, 2005, in FINK v. WEILL, a derivative action asserting breach of fiduciary duty and other state and federal claims, the United States District Court for the Southern District of New York denied plaintiffs' motion for leave to amend the complaint and granted defendants' motion to dismiss the complaint in its entirety.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
In connection with the November 2002 acquisition by the Company of Golden State Bancorp Inc., on July 25, 2005, the Company issued to GSB Investments Corp., a Delaware corporation (GSB Investments), and Hunter's Glen/Ford, Ltd., a limited partnership organized under the laws of the State of Texas (HG/F), respectively, 138,979 and 34,745 shares of Company common stock. These shares were issued in satisfaction of the rights of GSB Investments and HG/F to receive shares of Company common stock in respect of $8,035,750 of federal income tax benefits realized by the Company. In addition, on September 22, 2005, the Company issued to GSB Investments and HG/F, respectively, 95,962 and 23,990 shares of Company common stock in satisfaction of the rights of GSB Investments and HG/F to receive shares of Company common stock in respect of $5,299,268 of federal income tax benefits realized by the Company.

Both the July 25, 2005 issuance and the September 22, 2005 issuance were made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof. GSB Investments and HG/F made certain representations to the Company as to investment intent and that they possessed a sufficient level of financial sophistication. The unregistered shares are subject to restrictions on transfer absent registration under or in compliance with the Securities Act of 1933.

(c)
Share Repurchases

        Under its long-standing repurchase program (which was expanded in the 2005 first quarter as noted below), the Company buys back common shares in the market or otherwise from time to time.

        The following table summarizes the Company's share repurchases during 2005:

In millions, except per share amounts	Total Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
First quarter 2005
Open market repurchases(1)	19.0	$47.65	$1,300
Employee transactions(2)	10.2	$49.06	NA

Total first quarter 2005	29.2	$48.15	$1,300

Second quarter 2005
Open market repurchases(1)	41.8	$47.06	$14,335
Employee transactions	0.7	$46.67	NA

Total second quarter 2005	42.5	$47.05	$14,335

July 2005
Open market repurchases	18.8	$44.30	$13,503
Employee transactions	1.6	$46.18	NA
August 2005
Open market repurchases	56.2	$43.69	$11,046
Employee transactions	0.2	$44.19	NA
September 2005
Open market repurchases	49.2	$44.94	$8,835
Employee transactions	0.3	$44.62	NA

Third quarter 2005
Open market repurchases	124.2	$44.27	$8,835
Employee transactions	2.1	$45.76	NA

Total third quarter 2005	126.3	$44.30	$8,835

Year-to-date 2005
Open market repurchases	185.0	$45.25	$8,835
Employee transactions	13.0	$48.40	NA

Total year-to-date 2005	198.0	$45.46	$8,835

(1)
All open market repurchases were transacted under an existing authorized share repurchase plan that was publicly announced on July 17, 2002. On April 14, 2005, the Board of Directors authorized up to an additional $15 billion in share repurchases.

(2)
Consists of shares added to treasury stock related to activity on employee stock option program exercises, where the employee delivers existing shares to cover the option exercise, or under the Company's employee restricted or deferred stock program, where shares are withheld to satisfy tax requirements.

NA
Not applicable

Item 6. Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of November, 2005.

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
3.02		By-Laws of the Company, as amended, effective January 19, 2005, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 21, 2005 (File No. 1-9924).
10.01	+	Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (as of September 21, 2004).
10.02
Letter Agreement, dated August 24, 2005, between Citigroup Inc. and Robert B. Willumstad, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed August 26, 2005 (File No. 1-9924).
12.01	+	Calculation of Ratio of Income to Fixed Charges.
12.02	+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01	+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	+	Residual Value Obligation Certificate.

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
PART II. OTHER INFORMATION
SIGNATURES
CITIGROUP INC. (Registrant)
EXHIBIT INDEX