Form 10-K
period 2005-12-31
CITIGROUP INC
filed 2006-02-24
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

FINANCIAL INFORMATION

THE COMPANY	2
Citigroup Segments and Products	2
Citigroup Regions	2
CITIGROUP INC. AND SUBSIDIARIES FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA	3
MANAGEMENT'S DISCUSSION AND ANALYSIS	4
2005 in Summary	4
Events in 2005	7
Events in 2004	11
Events in 2003	12
SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES	13
SEGMENT, PRODUCT AND REGIONAL NET INCOME	16
Citigroup Net Income—Product View	16
Citigroup Net Income—Regional View	17
Selected Revenue and Expense Items	18
GLOBAL CONSUMER	19
U.S. Consumer	20
U.S. Cards	21
U.S. Retail Distribution	23
U.S. Consumer Lending	25
U.S. Commercial Business	27
U.S. Consumer Outlook	29
International Consumer	30
International Cards	31
International Consumer Finance	33
International Retail Banking	35
International Consumer Outlook	37
Other Consumer	38
CORPORATE AND INVESTMENT BANKING	39
Capital Markets and Banking	40
Transaction Services	42
Other CIB	44
Corporate and Investment Banking Outlook	45
GLOBAL WEALTH MANAGEMENT	46
Smith Barney	47
Private Bank	49
Global Wealth Management Outlook	51
ALTERNATIVE INVESTMENTS	52
CORPORATE/OTHER	55
RISK FACTORS	56
MANAGING GLOBAL RISK	58
Risk Capital	58
Credit Risk Management Process	59
Loans Outstanding	60
Other Real Estate Owned and Other Repossessed Assets	60
Details of Credit Loss Experience	61
Cash-Basis, Renegotiated, and Past Due Loans	62
Foregone Interest Revenue on Loans	62
Consumer Credit Risk	63
Consumer Portfolio Review	63
Corporate Credit Risk	66
Citigroup Derivatives	68
Global Corporate Portfolio Review	70
Loan Maturities and Fixed/Variable Pricing	71
Market Risk Management Process	71
Operational Risk Management Process	74
Country and Cross-Border Risk Management Process	75
BALANCE SHEET REVIEW	77
Average Balances and Interest Rates—Assets	79
Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue	80
Analysis of Changes in Interest Revenue	81
Analysis of Changes in Interest Expense and Net Interest Revenue	82
CAPITAL RESOURCES AND LIQUIDITY	83
Capital Resources	83
Liquidity	86
Funding	87
Off-Balance Sheet Arrangements	89
Interest Rate Risk Associated with Consumer Mortgage Lending Activity	92
Pension and Postretirement Plans	93
CORPORATE GOVERNANCE AND CONTROLS AND PROCEDURES	94
FORWARD-LOOKING STATEMENTS	95
GLOSSARY OF TERMS	96
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING	100
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—INTERNAL CONTROL OVER FINANCIAL REPORTING	101
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—CONSOLIDATED FINANCIAL STATEMENTS	102
CONSOLIDATED FINANCIAL STATEMENTS	103
Consolidated Statement of Income	103
Consolidated Balance Sheet	104
Consolidated Statement of Changes in Stockholders' Equity	105
Consolidated Statement of Cash—Citibank, N.A. Flows	106
Consolidated Balance Sheet—Citibank, N.A.	107
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	108
FINANCIAL DATA SUPPLEMENT (Unaudited)	171
Ratios	171
Average Deposit Liabilities in Offices Outside the U.S.	171
Maturity Profile of Time Deposits ($100,000 or more) in U.S. Offices	171
Short-Term and Other Borrowings	171
LEGAL AND REGULATORY REQUIREMENTS	172
Securities Regulation	173
Capital Requirements	173
General Business Factors	174
Properties	174
Legal Proceedings	175
Unregistered Sales of Equity and Use of Proceeds	180
Equity Compensation Plan Information	181
10-K CROSS-REFERENCE INDEX	183
CORPORATE INFORMATION	184
Exhibits and Financial Statement Schedules	184
CITIGROUP BOARD OF DIRECTORS	186

THE COMPANY

        Citigroup Inc. (Citigroup and, together with its subsidiaries, the Company) is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers. Citigroup has more than 200 million customer accounts and does business in more than 100 countries. Citigroup was incorporated in 1988 under the laws of the State of Delaware.

        The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Some of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities. At December 31, 2005, the Company had approximately 140,000 full-time and 8,000 part-time employees in the United States and approximately 159,000 full-time employees outside the United States. The Company has completed certain strategic business acquisitions and divestitures during the past three years, details of which can be found in Notes 2 and 3 to the Consolidated Financial Statements on page 118 and 119, respectively.

        The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043, telephone number 212-559-1000. Additional information about Citigroup is available on the Company's Web site at www.citigroup.com. Citigroup's annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to these reports are available free of charge through the Company's Web site by clicking on the "Investor Relations" page and selecting "SEC Filings." The Securities and Exchange Commission (SEC) Web site contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

        Citigroup is managed along the following segment and product lines:

        The following are the six regions in which Citigroup operates. The regional results are fully reflected in the product results.

CITIGROUP INC. AND SUBSIDIARIES

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001
	In millions of dollars, except per share amounts
Revenues, net of interest expense	$83,642	$79,635	$71,594	$66,246	$61,621
Operating expenses	45,163	49,782	37,500	35,886	35,026
Provisions for credit losses and for benefits and claims	9,046	7,117	8,924	10,972	7,666

Income from continuing operations before taxes, minority interest, and cumulative effect of account changes	$29,433	$22,736	$25,170	$19,388	$18,929
Income taxes	9,078	6,464	7,838	6,615	6,659
Minority interest, net of taxes	549	218	274	91	87

Income from continuing operations before cumulative effect of accounting changes	$19,806	$16,054	$17,058	$12,682	$12,183
Income from discontinued operations, net of taxes(1)	4,832	992	795	2,641	2,101
Cumulative effect of accounting changes, net of taxes(2)	(49)	—	—	(47)	(158)

Net Income	$24,589	$17,046	$17,853	$15,276	$14,126

Earnings per share
Basic earnings per share:
Income from continuing operations	$3.90	$3.13	$3.34	$2.48	$2.40
Net income	4.84	3.32	3.49	2.99	2.79
Diluted earnings per share:
Income from continuing operations	3.82	3.07	3.27	2.44	2.35
Net income	4.75	3.26	3.42	2.94	2.72
Dividends declared per common share	$1.76	$1.60	$1.10	$0.70	$0.60

At December 31
Total assets	$1,494,037	$1,484,101	$1,264,032	$1,097,590	$1,051,850
Total deposits	592,595	562,081	474,015	430,895	374,525
Long-term debt	217,499	207,910	162,702	126,927	121,631
Mandatorily redeemable securities of subsidiary trusts(3)	6,264	6,209	6,057	6,152	7,125
Common stockholders' equity	111,412	108,166	96,889	85,318	79,722
Total stockholders' equity	112,537	109,291	98,014	86,718	81,247

Ratios:
Return on common stockholders' equity(4)	22.3%	17.0%	19.8%	18.6%	19.7%
Return on total stockholders' equity(4)	22.1	16.8	19.5	18.3	19.4
Return on risk capital(5)	38	35	39
Return on invested capital(5)	22	17	20

Tier 1 capital	8.79%	8.74%	8.91%	8.47%	8.42%
Total capital	12.02	11.85	12.04	11.25	10.92
Leverage(6)	5.35	5.20	5.56	5.67	5.64

Common stockholders' equity to assets	7.46%	7.29%	7.67%	7.77%	7.58%
Total stockholders' equity to assets	7.53	7.36	7.75	7.90	7.72
Dividends declared(7)	37.1	49.1	32.2	23.8	22.1
Ratio of earnings to fixed charges and preferred stock dividends	1.79x	2.00x	2.41x	1.89x	1.58x

(1)
Discontinued operations for 2001 to 2005 include the operations (and associated gain) described in the Company's June 24, 2005 announced agreement for the sale of substantially all of its Asset Management business to Legg Mason. The transaction closed on December 1, 2005. Discontinued operations from 2001 to 2005 also includes the operations (and associated gain) described in the Company's January 31, 2005 announced agreement for the sale of Citigroup's Travelers Life & Annuity, substantially all of Citigroup's international insurance business and Citigroup's Argentine pension business to MetLife Inc. The transaction closed on July 1, 2005. On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in Travelers Property Casualty Corp. (TPC). Following the distribution, Citigroup began accounting for TPC as discontinued operations. As such, 2001 to 2002 also reflect TPC as a discontinued operation. See Note 3 to the Consolidated Financial Statements on page 119.

(2)
Accounting change of ($49) million represents the adoption of Financial Accounting Standards Board (FASB) Interpretation (FIN) 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143." Accounting change of ($47) million in 2002 resulted from the adoption of the remaining provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Accounting changes of ($42) million and ($116) million in 2001 resulted from the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and the adoption of Emerging Issues Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20), respectively.

(3)
During 2004, the Company deconsolidated the subsidiary issuer trusts in accordance with FIN 46-R. For regulatory capital purposes, these trust securities remain a component of Tier 1 Capital. See "Capital Resources and Liquidity" section on page 83.

(4)
The return on average common stockholders' equity and return on average total stockholders' equity are calculated using net income after deducting preferred stock dividends.

(5)
Risk capital is defined as the amount of capital required to absorb potential unexpected economic losses resulting from extremely severe events over a one-year time period. Return on risk capital is calculated as net income divided by average risk capital. Invested capital is defined as risk capital plus goodwill and intangible assets excluding mortgage servicing rights, which are a component of risk capital. Return on invested capital is calculated using income adjusted to exclude a net internal charge Citigroup levies on the goodwill and intangible assets of each business offset by each business' share of the rebate of the goodwill and intangible asset charge. Return on risk capital and return on invested capital are non-GAAP performance measures. Management uses return on risk capital to assess businesses' operational performance and to allocate Citigroup's balance sheet and risk capital capacity. Return on invested capital is used to assess returns on potential acquisitions and to compare long-term performance of businesses with differing proportions of organic and acquired growth. For a further discussion on risk capital, see page 58.

(6)
Tier 1 capital divided by adjusted average assets.

(7)
Dividends declared per common share as a percentage of net income per diluted share.

MANAGEMENT'S DISCUSSION AND ANALYSIS

2005 in Summary

        During 2005, we shifted our business mix more toward the distribution of financial services, with the sales of our Asset Management and Travelers Life & Annuities businesses. We reorganized our U.S. Consumer business to more closely integrate our product offerings to better meet the needs of our customers. We focused on organic investment, adding more than 200 retail bank branches and nearly 350 consumer finance branches during the year, most of them outside of the U.S.

        All of these changes reflect our competitive advantages:

  •
  our global presence,

  •
  broad distribution,

  •
  valuable brand,

  •
  unmatched scale and efficiency,

  •
  and product breadth.

These advantages combined to generate net income of $24.6 billion in 2005. Income was well diversified by segment, product and region, as shown in the charts below. Results in 2005 included a $2.1 billion after-tax gain on the sale of the Travelers Life & Annuities Business and a $2.1 billion after-tax gain on the sale of the Asset Management Business. Income from Continuing Operations (which excludes the gains from these transactions and the historical results from these businesses) was $19.8 billion.

Income from Continuing Operations
In billions of dollars

2005 Income by Segment*

*Excludes Corporate/Other and Discontinued Operations.

2005 Income by Region*

*Excludes Alternative Investments, Corporate/Other and Discontinued Operations.

Diluted Earnings Per Share - Income from Continuing Operations

        Revenues increased 5% from 2004, reaching $83.6 billion. Our international operations recorded revenue growth of 7% in 2005, including a 12% increase in International Consumer. A 10% increase in International Consumer loans, 23% increase in international investment product sales, 8% increase in U.S. Cards purchase sales, and 9% increase in U.S. Consumer loans drove Global Consumer volume growth. CIB revenues grew by 10%, with particularly strong performance in Transaction Services. Capital Markets and Banking finished the year ranked #1 in equity underwriting and #2 in completed mergers and acquisitions activity. Higher equity market valuations led to significantly increased results in Alternative Investments.

        A challenging business environment and competitive pricing pressures during 2005 accentuated the impact of flattening global yield curves, which drove a decline in net interest revenue. This spread compression negatively impacted the Company's operating leverage ratios, particularly in U.S. Cards and Capital Markets and Banking.

        Revenue growth benefited from increased loan volumes, including corporate loan growth of 13% and consumer loan growth of 4%. Transaction Services assets under custody increased 9% and Smith Barney client assets increased 16%.

Total Deposits
In billions of dollars

        Operating expenses decreased 9% from the previous year, primarily reflecting the absence of the $7.9 billion WorldCom and Litigation Reserve Charge and the $400 million charge related to closing the Japan Private Bank, which were both recorded in 2004. Expenses in 2005 reflected a $600 million release from the WorldCom and Litigation Reserve Charge. Excluding these items, operating expenses increased 10% in 2005, reflecting increased investment spending, the impact of foreign exchange, and an increase in other legal expenses. Investment spending included, among other things, the addition of Consumer branches and investments in technology.

Net Revenue and Operating Expense
In billions of dollars

        Despite the negative impact of the U.S. bankruptcy law change and Hurricane Katrina, the global credit environment remained favorable; however, total credit costs increased $1.9 billion, primarily due to the absence of the reserve releases recorded during 2004. The effective tax rate increased 241 basis points to 30.8% for the year, primarily reflecting the impact of indefinitely invested international earnings and other items on the lower level of pretax earnings in 2004 due to the impact of the WorldCom and Litigation Reserve Charge.

        During 2005, we maintained our focus on disciplined capital allocation and returns to our shareholders. Our equity capital base and trust preferred securities grew to $118.8 billion at December 31, 2005. Stockholders' equity increased by $3.2 billion during 2005 to $112.5 billion, even with the distribution of $9.1 billion in dividends to common shareholders and the repurchase of $12.8 billion of common stock during the year. Return on common equity was 22.3% for 2005.

Return on Average Common Equity

        The Board of Directors increased the quarterly common dividend by 10% during 2005 and by an additional 11% in January 2006, bringing the current quarterly payout to $0.49 per share. Citigroup maintained its "well-capitalized" position with a Tier 1 Capital Ratio of 8.79% at December 31, 2005.

Total Capital (Tier 1 and Tier 2)
In billions of dollars

        During 2005, we made progress towards our goal of ensuring that all of our businesses are best in class; we grew our Global Consumer franchise; and significantly expanded our International businesses. Our Five Point Plan was a priority during 2005, and we met every deadline for implementation. We also continued to resolve our legal and regulatory issues. And we promoted a new generation of business leaders.

Outlook for 2006

        We enter 2006 optimistic and well-positioned to gain from our competitive advantages.

        We are a global company with an unparalleled presence around the world. We have operations in 100 countries and customers in nearly 50 more, with 40% of our revenues in 2005 from outside of the U.S. The international market for goods and services is more than twice the size of, and is growing at a faster rate than the U.S. market, leading to significant opportunities for us globally.

        Our strategic initiatives for 2006 include the expansion of both our international and U.S. distribution. Our pace of opening branches and distribution points will accelerate. We plan to transfer our expertise and market knowledge from business to business and region to region. We will continue to invest in technology and people, integrating these investments across the Company. To do each of these effectively, disciplined capital allocation is fundamental to our strategic process.

        We expect to continue to achieve growth in loans, deposits and other customer activity as we add distribution points and continue to enhance our product offerings.

        During 2006, we will continue to build on our Shared Responsibilities and strive to exceed our customers' needs.

        Citigroup's financial results are closely tied to the external global economic environment. Movements in interest rates and foreign exchange rates present both opportunities and risks for the Company. Weakness in the global economy, credit deterioration, inflation, and geopolitical uncertainty are examples of risks that could adversely impact our earnings.

        We expect revenue growth in 2006 to continue to reflect some pressure from the flat yield curve in the U.S. and many international markets, as well as a competitive pricing environment in the U.S. We look for these to be more than offset by continued strong growth in our customer businesses, particularly outside the U.S., as the investments we have made in our businesses are reflected in our results. We will continue to be disciplined in our expense management, while investing for our future. Credit is stable as we enter 2006.

        Although there may be volatility in our results in any given year, over time we look for our revenues to grow at a mid to high single-digit rate, with strong expense and credit management driving earnings and earnings per share growth at a faster level. We look to augment this growth rate over time through targeted acquisitions.

        A detailed review and outlook for each of our business segments and products are included in the discussions that follow, and the risks are more fully discussed on pages 19 to 51.

        Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 95.

EVENTS IN 2005

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 95.

Sale of Asset Management Business

        On December 1, 2005, the Company completed the sale of substantially all of its Asset Management Business to Legg Mason, Inc. (Legg Mason) in exchange for Legg Mason's broker-dealer business, $2.298 billion of Legg Mason's common and preferred shares (valued as of the closing date), and $500 million in cash. This cash was obtained via a lending facility provided by Citigroup Corporate and Investment Banking. The transaction did not include Citigroup's asset management business in Mexico, its retirement services business in Latin America (both of which are now included in International Retail Banking) or its interest in the CitiStreet joint venture (which is now included in Smith Barney). The total value of the transaction at the time of closing was approximately $4.369 billion, resulting in an after-tax gain to Citigroup of approximately $2.082 billion ($3.404 billion pretax). This gain remains subject to final closing adjustments.

        Concurrently, Citigroup sold Legg Mason's Capital Markets business to Stifel Financial Corp. (The transactions described in these two paragraphs are referred to as the "Sale of the Asset Management Business").

        Upon completion of the Sale of the Asset Management Business, Citigroup added 1,226 financial advisors in 124 branch offices from Legg Mason to its Global Wealth Management business.

        Additional information can be found in Note 3 to the Consolidated Financial Statements on page 119.

Sale of Travelers Life & Annuity

        On July 1, 2005, the Company completed the sale of Citigroup's Travelers Life & Annuity and substantially all of Citigroup's international insurance businesses to MetLife, Inc. (MetLife). The businesses sold were the primary vehicles through which Citigroup engaged in the Life Insurance and Annuities business.

        Citigroup received $1.0 billion in MetLife equity securities and $10.830 billion in cash, which resulted in an after-tax gain of approximately $2.120 billion ($3.386 billion pretax). This gain remains subject to final closing adjustments.

        The transaction encompassed the Travelers Life & Annuity's U.S. businesses and its international operations, other than Citigroup's life insurance business in Mexico (which is now included within International Retail Banking). International operations included wholly owned insurance companies in the United Kingdom, Belgium, Australia, Brazil, Argentina, and Poland; joint ventures in Japan and Hong Kong; and offices in China. The transaction also included Citigroup's Argentine pension business. (The transaction described in the preceding three paragraphs is referred to as the "Sale of the Life Insurance and Annuities Business").

        Additional information can be found in Note 3 to the Consolidated Financial Statements on page 119.

Change in EMEA Consumer Write-off Policy

        Prior to the third quarter of 2005, certain Western European consumer portfolios were granted an exception to Citigroup's global write-off policy. The exception extended the write-off period from the standard 120-day policy for personal installment loans, and was granted because of the higher recovery rates experienced in these portfolios. Citigroup recently observed lower actual recovery rates, stemming primarily from a change in bankruptcy and wage garnishment laws in Germany and, as a result, rescinded the exception to the global standard. The net charge was $332 million ($490 million pretax) resulting from the recording of $1.153 billion of write-offs and a corresponding utilization of $663 million of reserves in the 2005 third quarter. These write-offs, along with the underlying portfolio performance, caused the 90-day delinquency rate for the Consumer EMEA portfolio to decline to 1.29% at December 31, 2005, compared to 3.36% at December 31, 2004.

        These write-offs did not relate to a change in the portfolio credit quality but rather to a change in environmental factors due to law changes and consumer behavior that led Citigroup to re-evaluate its estimates of future long-term recoveries and their appropriateness to the write-off exception.

        A slight upward movement in net charge-offs may occur in EMEA in the near term due to the timing of the write-offs, now at 120 days, versus the longer period of time over which recoveries will be realized. The Company is in the process of adjusting its collection strategies in EMEA to reflect the revised write-off time frame.

Impact from Hurricane Katrina

        The Company recorded a $222 million after-tax charge ($357 million pretax) for the estimated probable losses incurred from Hurricane Katrina. This charge consists primarily of additional credit costs in U.S. Cards, U.S. Commercial Business, U.S. Consumer Lending and U.S. Retail Distribution businesses, based on total credit exposures of approximately $3.6 billion in the Federal Emergency Management Agency (FEMA) Individual Assistance designated areas. This charge does not include an after-tax estimate of $75 million ($109 million pretax) for fees and interest due from related customers that were waived during 2005.

United States Bankruptcy Legislation

        On October 17, 2005, the Bankruptcy Reform Act (or the Act) became effective. The Act imposes a means test to determine if people who file for Chapter 7 bankruptcy earn more than the median income in their state and could repay at least $6,000 of unsecured debt over five years. Bankruptcy filers who meet this test are required to enter into a repayment plan under Chapter 13, instead of canceling their debt entirely under Chapter 7. As a result of these more stringent guidelines, bankruptcy claims accelerated prior to the effective date. The incremental bankruptcy losses over the Company's estimated baseline in 2005 that was attributable to the Act in U.S. Cards business was approximately $970 million on a managed basis ($550 million in the Company's on balance sheet portfolio and $420 million in the securitized portfolio). In addition, the U.S. Retail Distribution business incurred incremental bankruptcy losses of approximately $90 million during 2005.

Bank and Credit Card Customer Rewards Costs

        During the 2005 fourth quarter, the Company conformed its global policy approach for the accounting of rewards costs for bank and credit card customers. Conforming the global policy resulted in the write-off of $354 million after-tax ($565 million pretax) of unamortized deferred rewards costs. Previously, accounting practices for these costs varied across the Company. The revised policy requires all businesses to recognize rewards costs as incurred.

Sale of Nikko Cordial Stake

        On December 13, 2005, Citigroup and Nikko Cordial agreed that Citigroup would reduce its stake in Nikko Cordial from approximately 11.2% to 4.9%. The sale resulted in an after-tax gain of $248 million ($386 million pretax). In connection with this sale, Nikko Cordial and Citigroup each contributed an additional approximately $175 million to their joint venture, Nikko Citigroup Limited.

Sale of the Merchant Acquiring Businesses

        In December 2005, Citigroup sold its European merchant acquiring business to EuroConex for $127 million. This transaction resulted in a $62 million after-tax gain ($98 million pretax).

        In September 2005, Citigroup sold its U.S. merchant acquiring business, Citigroup Payment Service Inc., to First Data Corporation for $70 million, resulting in a $41 million after-tax gain ($61 million pretax).

Homeland Investment Act Benefit

        The Company's results from continuing operations include a $198 million tax benefit from the Homeland Investment Act provision of the American Jobs Creation Act of 2004, net of the impact of remitting income earned in 2005 and prior years that would otherwise have been indefinitely invested overseas. The amount of dividends that were repatriated relating to this benefit is approximately $3.2 billion.

Copelco Litigation Settlement

        In 2000, Citigroup purchased Copelco Capital, Inc., a leasing business, from Itochu International Inc. and III Holding Inc. (collectively "Itochu") for $666 million. During 2001, Citigroup filed a lawsuit asserting breach of representations and warranties, among other causes of action, under the Stock Purchase Agreement entered into between Citigroup and Itochu in March of 2000. During the 2005 third quarter, Citigroup and Itochu signed a settlement agreement that mutually released all claims, and under which Itochu paid Citigroup $185 million.

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

  (ii)
  underwritings for Enron and other transactions and activities related to Enron;

  (iii)
  transactions and activities related to research coverage of companies other than WorldCom; and

  (iv)
  transactions and activities related to the IPO Securities Litigation.

        During the 2004 second quarter, in connection with the settlement of the WorldCom class action, the Company re-evaluated and increased its reserves for these matters. The Company recorded a charge of $7.915 billion ($4.95 billion after-tax) relating to (i) the settlement of class action litigation brought on behalf of purchasers of WorldCom securities, and (ii) an increase in litigation reserves for the other matters described above. Subject to the terms of the WorldCom class action settlement, and its eventual approval by the courts, the Company will make a payment of $2.57 billion pretax to the WorldCom settlement class. In addition, subject to the terms of the Enron class action settlement, and its eventual approval by the courts, the Company will make a payment of $2.01 billion pretax to the Enron settlement class.

        During the fourth quarter of 2005, in connection with an evaluation of these matters and as a result of the favorable resolution of certain WorldCom/Research litigation matters, the Company re-evaluated its reserves for these matters and released $600 million ($375 million after-tax) from this reserve. As of December 31, 2005, the Company's litigation reserve for these matters, net of settlement amounts previously paid, the amounts to be paid upon final approval of the WorldCom and Enron class action settlements and other settlements arising out of the matters above not yet paid, and the $600 million release that was recorded during the 2005 fourth quarter, was approximately $3.3 billion.

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

        The Company continues to evaluate its reserves on an ongoing basis. See Legal Proceedings on page 175.

Acquisition of Federated Credit Card Portfolio and Credit Card Agreement With Federated Department Stores

        On June 2, 2005, Citigroup announced that it had agreed to enter into a long-term agreement with Federated Department Stores, Inc. (Federated) under which the companies will partner to manage Federated's credit card business, including existing and new accounts.

        Under the agreement Citigroup will acquire Federated's approximately $6.3 billion credit card receivables portfolio in three phases. For the first phase, which closed on October 24, 2005, Citigroup acquired Federated's receivables under management, totaling approximately $3.3 billion. For the second phase, additional Federated receivables, which total approximately $1.2 billion, are expected to be transferred to Citigroup in the 2006 second quarter from the current provider. For the final phase, Citigroup expects to acquire, in the 2006 third quarter, the approximately $1.8 billion credit card receivable portfolio of The May Department Stores Company (May), which recently merged with Federated.

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

Settlement of the Securities and Exchange Commission's Transfer Agent Investigation

        On May 31, 2005, the Company completed the settlement with the Securities and Exchange Commission (SEC), disclosed by Citigroup in January 2005, resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds (the Funds), an affiliated transfer agent, and an unaffiliated sub-transfer agent.

        Under the terms of the settlement, Citigroup paid a total of $208 million, consisting of $128 million in disgorgement and $80 million in penalties. These funds, less $24 million already credited to the Funds, have been paid to the U.S. Treasury and will be distributed pursuant to a distribution plan prepared by Citigroup and to be approved by the SEC. The terms of the settlement had been fully reserved by Citigroup in prior periods.

Resolution of the 2004 Eurozone Bond Trade

        As announced on June 28, 2005, Citigroup paid $7.29 million to the U.K. Financial Services Authority (FSA) during the 2005 third quarter relating to trading activity in the European government bond and bond derivative markets on August 2, 2004. The Company also relinquished to the FSA approximately $18.2 million in profits generated by the trade. In Italy, Citigroup was suspended from trading on the Multilateral Trading System (MTS) domestic electronic bond trading platform for one month beginning November 1, 2005.

Merger of Bank Holding Companies

        On August 1, 2005, Citigroup merged its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. Coinciding with this merger, Citigroup assumed all existing indebtedness and outstanding guarantees of Citicorp.

        During the 2005 second quarter, Citigroup also consolidated its capital markets funding activities into two legal entities: (i) Citigroup Inc., which issues long-term debt, trust preferred securities, and preferred and common stock, and (ii) Citigroup Funding Inc. (CFI), a newly formed first-tier subsidiary of Citigroup, which issues commercial paper and medium-term notes, all of which is guaranteed by Citigroup.

        As part of the funding consolidation, Citigroup unconditionally guaranteed Citigroup Global Markets Holdings Inc.'s (CGMHI) outstanding SEC-registered indebtedness. CGMHI no longer files periodic reports with the SEC and continues to be rated on the basis of a guarantee of its financial obligations from Citigroup.

        Due to unified access to the capital markets and a reduction in the number of the Company's credit-rated entities, this legal vehicle simplification has resulted in more efficient management of capital and liquidity. See "Capital Resources and Liquidity" on page 83 and Note 27 to the Consolidated Financial Statements on page 159 for further discussion.

Credit Reserves

        During 2005, the Company recorded a net release/utilization of its credit reserves of $227 million, consisting of a net release/utilization of $459 million in Global Consumer and Global Wealth Management, and a net build of $232 million in CIB.

        The net release/utilization in Global Consumer included a utilization in EMEA of $663 million, related to write-offs of $1.153 billion in loans, and a reserve build of $260 million in the U.S. for the credit impact from Hurricane Katrina realized in the third quarter of 2005. The EMEA utilization and corresponding write-offs were the results of the standardization of the loan write-off policy in certain Western European consumer portfolios.

        The net build of $232 million in CIB was primarily composed of $204 million in Capital Markets and Banking,which included a $238 million reserve increase for unfunded lending commitments and letters of credit, and $28 million in Transaction Services, which included a $12 million increase for unfunded lending commitments and letters of credit.

        During 2004, the Company recorded a net release/utilization of $2,368 million to its credit reserves, consisting of a net release/utilization of $1,266 million in Global Consumer and a net release/utilization of $1,102 million in CIB.

Credit Reserve Builds (Releases)

	2005	2004
	In millions of dollars
By Product:
U.S. Cards	$(170)	$(639)
U.S. Retail Distribution	302	(16)
U.S. Consumer Lending	(64)	(155)
U.S. Commercial Business	(39)	(316)
International Cards	72	(103)
International Consumer Finance	(9)	(24)
International Retail Banking	(588)	(12)
Smith Barney	12	—
Private Bank	25	—
Consumer Other	—	(1)

Total Consumer	$(459)	$(1,266)

Capital Markets and Banking	204	(921)
Transaction Services	28	(181)
Total CIB	$232	$(1,102)

Total Citigroup	$(227)	$(2,368)

By Region:
U.S.	$33	$(1,586)
Mexico	242	(96)
EMEA	(433)	(16)
Japan	25	(39)
Asia	(35)	(165)
Latin America	(59)	(466)

Total Citigroup	$(227)	$(2,368)

Allowance for Credit Losses

	Dec. 31, 2005	Dec. 31, 2004
	In millions of dollars at year end
Allowance for loan losses	$9,782	$11,269
Allowance for unfunded lending commitments	850	600

Total allowance for loans and unfunded lending commitments	$10,632	$11,869

Repositioning Charges

        The Company recorded a $272 million after-tax ($435 million pretax) charge during the 2005 first quarter for repositioning costs. The repositioning charges were predominantly severance-related costs recorded in CIB ($151 million after-tax) and in Global Consumer ($95 million after-tax). These repositioning actions are consistent with the Company's objectives of controlling expenses while continuing to invest in growth opportunities.

Resolution of Glendale Litigation

        During the 2005 first quarter, the Company recorded a $72 million after-tax gain ($114 million pretax) following the resolution of Glendale Federal Bank v. United States, an action brought by Glendale Federal Bank, a predecessor to Citibank (West), FSB, against the United States government.

Acquisition of First American Bank

        On March 31, 2005, Citigroup completed its acquisition of First American Bank in Texas (FAB). The transaction established Citigroup's retail branch presence in Texas, giving Citigroup 106 branches, $4.2 billion in assets and approximately 120,000 new customers in the state at the time of transaction closing. The results of FAB are included in the Consolidated Financial Statements from March 2005 forward.

Divestiture of the Manufactured Housing Loan Portfolio

        On May 1, 2005, Citigroup completed the sale of its manufactured housing loan portfolio, consisting of $1.4 billion in loans, to 21st Mortgage Corp. The Company recognized a $109 million after-tax loss ($157 million pretax) in the 2005 first quarter related to the divestiture.

Divestiture of CitiCapital's Transportation Finance Business

        On November 22, 2004, the Company reached an agreement to sell CitiCapital's Transportation Finance Business based in Dallas and Toronto to GE Commercial Finance for total cash consideration of approximately $4.6 billion. The sale, which was completed on January 31, 2005, resulted in an after-tax gain of $111 million ($157 million pretax).

Shutdown of the Private Bank in Japan and Related Charge and Other Activities in Japan

        On September 29, 2005, the Company officially closed its Private Bank business in Japan.

        In September 2004, the Financial Services Agency of Japan (FSA) issued an administrative order against Citibank Japan. This order included a requirement that Citigroup exit all private banking operations in Japan by September 30, 2005. In connection with this required exit, the Company established a $400 million ($244 million after-tax) reserve (the Exit Plan Charge) during the 2004 fourth quarter. During 2005, the Company utilized $220 million and released $95 million of this reserve due to favorable foreign exchange translation and interest rate movements in the customers' investment accounts. The Company believes that the remaining reserve of $50 million (adjusted by $35 million for current foreign exchange translation rates) is adequate to cover any future settlements with ex-Private Bank Japan customers.

        The Company's Private Bank operations in Japan had total revenues, net of interest expense, of $200 million and net income of $39 million (excluding the Exit Plan Charge) during the year ended December 31, 2004 and $264 million and $83 million, respectively, for 2003.

        On October 25, 2004, Citigroup announced its decision to wind down Cititrust and Banking Corporation (Cititrust), a licensed trust bank in Japan, after concluding that there were internal control, compliance and governance issues in that subsidiary. On April 22, 2005, the FSA issued an administrative order requiring Cititrust to suspend from engaging in all new trust business in 2005. Cititrust closed all customer accounts in 2005, and the Company expects to be liquidated in 2006.

EVENTS IN 2004

Settlement of WorldCom Class Action Litigation and Charge for Regulatory and Legal Matters

        As discussed on page 5, during the 2004 second quarter, Citigroup recorded a charge of $4.95 billion after-tax ($7.915 billion pretax) related to a settlement of class action litigation brought on behalf of purchasers of WorldCom securities and an increase in litigation reserves (WorldCom and Litigation Reserve Charge).

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

        At the time of the acquisition KorAm was a leading commercial bank in Korea, with 223 domestic branches and total assets at June 30, 2004 of $37 billion. During the 2004 fourth quarter, KorAm was merged with the Citibank Korea branch to form Citibank Korea Inc.

Divestiture of Electronic Financial Services Inc.

        During January 2004, the Company completed the sale for cash of Electronic Financial Services Inc. (EFS) for $390 million. EFS is a provider of government-issued benefit payments and prepaid stored-value cards used by state and federal government agencies, as well as of stored-value services for private institutions. The sale of EFS resulted in an after-tax gain of $180 million ($255 million pretax) in the 2004 first quarter.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup completed the acquisition of Washington Mutual Finance Corporation (WMF) for $1.25 billion in cash. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition included 427 WMF offices located in 26 states, primarily in the Southeastern and Southwestern United States, and total assets of $3.8 billion. Citigroup has guaranteed all outstanding unsecured indebtedness of WMF in connection with this acquisition. The results of WMF are included in the Consolidated Financial Statements from January 2004 forward.

EVENTS IN 2003

Acquisition of Sears' Credit Card and Financial Products Business

        On November 3, 2003, Citigroup acquired the Sears' Credit Card and Financial Products business (Sears), the eighth largest credit card portfolio in the U.S. $28.6 billion of gross receivables were acquired for a 10% premium of $2.9 billion and annual performance payments over the next ten years based on new accounts, retail sales volume and financial product sales. The Company recorded $5.8 billion of intangible assets and goodwill as a result of this transaction. In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's businesses, products and services. The results of Sears are included in the Consolidated Financial Statements from November 2003 forward.

Acquisition of The Home Depot's Private-Label Portfolio

        In July 2003, Citigroup completed the acquisition of The Home Depot private-label portfolio (Home Depot), which added $6 billion in receivables and 12 million accounts. The results of Home Depot are included in the Consolidated Financial Statements from July 2003 forward.

Settlement of Certain Legal and Regulatory Matters

        On July 28, 2003, Citigroup entered into financial settlement agreements with the Securities and Exchange Commission (SEC), the Office of the Comptroller of the Currency (OCC), the Federal Reserve Bank of New York (FED), and the Manhattan District Attorney's Office that resolved on a civil basis their investigations into Citigroup's structured finance work for Enron. The Company also announced that its settlement agreement with the SEC concluded that agency's investigation into certain Citigroup work for Dynegy. The agreements were reached by Citigroup (and, in the case of the agreement with the OCC, Citibank, N.A.) without admitting or denying any wrongdoing or liability, and the agreements do not establish wrongdoing or liability for the purpose of civil litigation or any other proceeding. Citigroup paid from previously established reserves an aggregate amount of $145.5 million in connection with these settlements.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

        The Notes to the Consolidated Financial Statements on page 108, contain a summary of the Company's significant accounting policies, including a discussion of recently issued accounting pronouncements. These policies, as well as estimates made by management, are integral to the presentation of the Company's financial condition. It is important to note that they require management to make difficult, complex or subjective judgments and estimates, at times, regarding matters that are inherently uncertain. Management has discussed each of these significant accounting policies, the related estimates and its judgments with the Audit and Risk Management Committee of the Board of Directors. Additional information about these policies can be found in Note 1 to the Consolidated Financial Statements on page 108.

        Certain statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 95.

Valuations of Financial Instruments

        The Company holds fixed income and equity securities, derivatives, investments in private equity and other financial instruments. The Company holds its investments and trading assets and liabilities on the balance sheet to meet customer needs, to manage liquidity needs and interest rate risks, and for proprietary trading and private equity investing.

        Substantially all of these assets and liabilities are reflected at fair value on the Company's balance sheet. Fair values are determined in the following ways:

  •
  Externally verified via comparison to quoted market prices or third-party broker quotations;

  •
  By using models that are validated by qualified personnel independent of the area that created the model and inputs that are verified by comparison to third-party broker quotations or other third-party sources; or

  •
  By using alternative procedures such as comparison to comparable securities and/or subsequent liquidation prices.

        At December 31, 2005 and 2004, respectively, approximately 94.5% and 96.2% of the available-for-sale and trading portfolios' gross assets and liabilities (prior to netting positions pursuant to FIN 39) are considered verified and approximately 5.5% and 3.8% are considered unverified. Of the unverified assets, at December 31, 2005 and 2004, respectively, approximately 60.6% and 66.4% consist of cash products, where independent quotes were not available and/or alternative procedures were not feasible, and 39.4% and 33.6% consist of derivative products where either the model was not validated and/or the inputs were not verified due to the lack of appropriate market quotations. Such values are actively reviewed by management.

        Changes in the valuation of the trading assets and liabilities flow through the income statement. Changes in the valuation of available-for-sale assets generally flow through other comprehensive income, which is a component of equity on the balance sheet. A full description of the Company's related policies and procedures can be found in Notes 1, 5 and 8 to the Consolidated Financial Statements on pages 108, 121, and 125, respectively.

Allowance for Credit Losses

        Management provides reserves for an estimate of probable losses inherent in the funded loan portfolio on the balance sheet in the form of an allowance for credit losses. In addition, management has established and maintained reserves for the potential losses related to the Company's off-balance sheet exposures of unfunded lending commitments, including standby letters of credit and guarantees. These reserves are established in accordance with Citigroup's Loan Loss Reserve Policies, as approved by the Company's Board of Directors. Under these policies, the Company's Senior Risk Officer and Chief Financial Officer review the adequacy of the credit loss reserves each quarter with representatives from Risk Management and Financial Control for each applicable business area.

        During these reviews, these above-mentioned representatives covering the business area having classifiably-managed portfolios (that is, portfolios where internal credit-risk ratings are assigned, which are primarily Corporate and Investment Banking, Global Consumer's commercial lending businesses, and Global Wealth Management) present recommended reserve balances for their funded and unfunded lending portfolios along with supporting quantitative and qualitative data. The quantitative data includes:

  •
  Estimated probable losses for non-performing, non-homogenous exposures within a business line's classifiably-managed portfolio. Consideration is given to all available evidence when determining this estimate including, as appropriate: (i) the present value of expected future cash flows discounted at the loan's contractual effective rate; (ii) the borrower's overall financial condition, resources and payment record; and (iii) the prospects for support from financially responsible guarantors or the realizable value of any collateral.

  •
  Statistically calculated losses inherent in the classifiably-managed portfolio for performing and de minimis nonperforming exposures. The calculation is based upon: (i) Citigroup's internal system of credit risk ratings, which are analogous to the risk ratings of the major rating agencies; (ii) the Corporate portfolio database; and (iii) historical default and loss data, including rating agency information regarding default rates from 1983 to 2004, and internal data, dating to the early 1970s, on severity of losses in the event of default.

  •
  Additional adjustments include: (i) statistically calculated estimates to cover the historical fluctuation of the default rates over the credit cycle the historical variability of loss severity among defaulted loans, and the degree to which there are large obligor concentrations in the global portfolio and (ii) adjustments made for specifically known items, such as current environmental factors and credit trends.

        In addition, representatives from Risk Management and Financial Control that cover business areas which have delinquency-managed portfolios containing smaller homogeneous loans (primarily Global Consumer's non-commercial lending areas) present their recommended reserve balances based upon historical delinquency flow rates, charge-off statistics and loss severity. This methodology is applied separately for each individual product within each different geographic region in which these portfolios exist. Adjustments are also made for specifically known items, such as changing regulations, current environmental factors and credit trends.

        This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, loss recovery rates, the size and diversity of individual large credits, and the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing, among other things, are all taken into account during this review. Changes in these estimates could have a direct impact on the credit costs in any quarter and could result in a change in the allowance. Changes to the reserve flow through the income statement on the lines "provision for loan losses" and "provision for unfunded lending commitments." For a further description of the loan loss reserve and related accounts, see Notes 1 and 12 to the Consolidated Financial Statements on pages 108 and 128, respectively.

Securitizations

        The Company securitizes a number of different asset classes as a means of strengthening its balance sheet and to access competitive financing rates in the market. Under these securitization programs, assets are sold into a trust and used as collateral by the trust to access financing. The cash flows from assets in the trust service the corresponding trust securities. If the structure of the trust meets stringent accounting guidelines, trust assets are treated as sold and no longer reflected as assets of the Company. If these guidelines are not met, the assets continue to be recorded as the Company's assets, with the financing activity recorded as liabilities on Citigroup's balance sheet. The Financial Accounting Standards Board (FASB) is currently working on amendments to the accounting standards governing asset transfers, securitization accounting, and fair value of financial instruments. Upon completion of these standards the Company will need to re-evaluate its accounting and disclosures. Due to the FASB's ongoing deliberations, the Company is unable to accurately determine the effect of future amendments at this time.

        The Company assists its clients in securitizing their financial assets and also packages and securitizes financial assets purchased in the financial markets. The Company may also provide administrative, asset management, underwriting, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service these financial assets.

        A complete description of the Company's accounting for securitized assets can be found in "Off-Balance Sheet Arrangements" on page 89 and in Notes 1 and 13 to the Consolidated Financial Statements on pages 108 and 128, respectively.

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

        SFAS No. 109, "Accounting for Income Taxes" (SFAS 109), requires companies to make adjustments to their financial statements in the quarter that new tax legislation is enacted. In the 2004 fourth quarter, the U.S. Congress passed and the President signed into law a new tax bill, "The American Jobs Creation Act of 2004." The Homeland Investment Act (HIA) provision of the American Jobs Creation Act of 2004 is intended to provide companies with a one-time 85% reduction in the U.S. net tax liability on cash dividends paid by foreign subsidiaries in 2005, to the extent that they exceed a baseline level of dividends paid in prior years. In accordance with FASB Staff Position FAS No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP FAS 109-2), the Company did not recognize any income tax effects of the repatriation provisions of the Act in its 2004 financial statements. In 2005, the Company's results from continuing operations included a $198 million tax benefit from the HIA provision of the Act, net of the impact of remitting income earned in 2005 and prior years that would otherwise have been indefinitely invested overseas.

        See Note 16 to the Consolidated Financial Statements on page 139 for a further description of the Company's provision and related income tax assets and liabilities.

Legal Reserves

        The Company is subject to legal, regulatory and other proceedings and claims arising from conduct in the ordinary course of business. These proceedings include actions brought against the Company in its various roles, including acting as a lender, underwriter, broker/dealer or investment advisor. Reserves are established for legal and regulatory claims based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in the Company's financial statements and SEC filings, management's view of the Company's exposure. The Company reviews outstanding claims with internal as well as external counsel to assess probability and estimates of loss. The risk of loss is reassessed as new information becomes available and reserves are adjusted, as appropriate. The actual cost of resolving a claim may be substantially higher, or lower, than the amount of the recorded reserve. See Note 26 to the Consolidated Financial Statements on page 158 and the discussion of "Legal Proceedings" beginning on page 175.

Accounting Changes and Future Application of Accounting Standards

        See Note 1 to the Consolidated Financial Statements on page 108 for a discussion of Accounting Changes and the Future Application of Accounting Standards.

SEGMENT, PRODUCT AND REGIONAL NET INCOME

        The following tables show the net income (loss) for Citigroup's businesses both on a product view and on a regional view:

Citigroup Net Income—Product View

	2005	2004(1)	2003(1)	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	In millions of dollars
Global Consumer
U.S. Cards	$2,754	$3,562	$2,854	(23)%	25%
U.S. Retail Distribution	1,752	2,019	1,707	(13)	18
U.S. Consumer Lending	1,938	1,664	1,636	16	2
U.S. Commercial Business	729	765	525	(5)	46

Total U.S. Consumer(2)	$7,173	$8,010	$6,722	(10)%	19%

International Cards	$1,373	$1,137	$725	21%	57%
International Consumer Finance	642	586	579	10	1
International Retail Banking	2,083	2,157	1,752	(3)	23

Total International Consumer	$4,098	$3,880	$3,056	6%	27%

Other(3)	$(374)	$97	$(113)	NM	NM

Total Global Consumer	$10,897	$11,987	$9,665	(9)%	24%

Corporate and Investment Banking
Capital Markets and Banking	$5,327	$5,395	$4,642	(1)%	16%
Transaction Services	1,135	1,045	748	9	40
Other(4)(5)	433	(4,398)	(16)	NM	NM

Total Corporate and Investment Banking	$6,895	$2,042	$5,374	NM	(62)%

Global Wealth Management
Smith Barney	$871	$891	$795	(2)%	12%
Private Bank(6)	373	318	551	17	(42)

Total Global Wealth Management	$1,244	$1,209	$1,346	3%	(10)%

Alternative Investments	$1,437	$768	$402	87%	91%
Corporate/Other	(667)	48	271	NM	(82)

Income from Continuing Operations	$19,806	$16,054	$17,058	23%	(6)%
Income from Discontinued Operations(7)	4,832	992	795	NM	25
Cumulative Effect of Accounting Change(8)	(49)	—	—	—	—

Total Net Income	$24,589	$17,046	$17,853	44%	(5)%

(1)
Reclassified to conform to the current period's presentation. See Note 4 to the Consolidated Financial Statements on page 121 for assets by segment.

(2)
U.S. disclosure includes Canada and Puerto Rico.

(3)
2004 includes a $378 million after-tax gain related to the sale of Samba.

(4)
2005 includes a $375 million after-tax release of the WorldCom Settlement and Litigation Reserve Charge.

(5)
2004 includes a $378 million after-tax gain related to the sale of Samba and a $4.95 billion after-tax charge related to the WorldCom and Litigation Reserve Charge.

(6)
2004 includes a $244 million after-tax charge related to the exit plan implementation for the Company's Private Bank operations in Japan.

(7)
See Note 3 to the Consolidated Financial Statements on page 119.

(8)
Accounting change in 2005 of ($49) million represents the adoption of FIN 47. See Note 1 to the Consolidated Financial Statements on page 108.

NM
Not meaningful

Citigroup Net Income—Regional View

	2005	2004(1)	2003(1)	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	In millions of dollars
U.S.(2)
Global Consumer	$6,799	$7,729	$6,609	(12)%	17%
Corporate and Investment Banking(3)(4)	2,950	(2,190)	2,540	NM	NM
Global Wealth Management	1,141	1,179	1,076	(3)	10

Total U.S.	$10,890	$6,718	$10,225	62%	(34)%

Mexico
Global Consumer	$1,432	$978	$785	46%	25%
Corporate and Investment Banking	450	659	407	(32)	62
Global Wealth Management	44	52	41	(15)	27

Total Mexico	$1,926	$1,689	$1,233	14%	37%

Latin America
Global Consumer	$236	$296	$197	(20)%	50%
Corporate and Investment Banking	619	813	566	(24)	44
Global Wealth Management	17	43	44	(60)	(2)

Total Latin America	$872	$1,152	$807	(24)%	43%

EMEA
Global Consumer(5)	$374	$1,180	$680	(68)%	74%
Corporate and Investment Banking(5)	1,130	1,136	924	(1)	23
Global Wealth Management	8	15	(16)	(47)	NM

Total EMEA	$1,512	$2,331	$1,588	(35)%	47%

Japan
Global Consumer	$706	$616	$583	15%	6%
Corporate and Investment Banking	498	334	162	49	NM
Global Wealth Management(6)	(82)	(205)	83	60	NM

Total Japan	$1,122	$745	$828	51%	(10)%

Asia
Global Consumer	$1,350	$1,188	$811	14%	46%
Corporate and Investment Banking	1,248	1,290	775	(3)	66
Global Wealth Management	116	125	118	(7)	6

Total Asia	$2,714	$2,603	$1,704	4%	53%

Alternative Investments	$1,437	$768	$402	87%	91%
Corporate/Other	(667)	48	271	NM	(82)

Income from Continuing Operations	$19,806	$16,054	$17,058	23%	(6)%
Income from Discontinued Operations(7)	4,832	992	795	NM	25
Cumulative Effect of Accounting Change(8)	(49)	—	—	—	—

Total Net Income	$24,589	$17,046	$17,853	44%	(5)%

(1)
Reclassified to conform to the current period's presentation.

(2)
Excludes Alternative Investments and Corporate/Other which are predominantly related to the U.S. The U.S. regional disclosure includes Canada and Puerto Rico. Global Consumer for the U.S. includes Other Consumer (except for Samba gain which is allocated to EMEA).

(3)
2005 includes a $375 million after-tax release of the WorldCom Settlement and Litigation Reserve Charge.

(4)
2004 includes a $4.95 billion after-tax charge related to the WorldCom and Litigation Reserve Charge.

(5)
2004 includes a $756 million after-tax gain ($378 million in Consumer and $378 million in Corporate and Investment Banking) related to the sale of Samba.

(6)
2004 includes a $244 million after-tax charge related to the exit plan implementation for the Company's Private Bank operations in Japan.

(7)
See Note 3 to the Consolidated Financial Statements on page 119.

(8)
See Note 1 to the Consolidated Financial Statements on page 108.

NM
Not meaningful.

SELECTED REVENUE AND EXPENSE ITEMS

Revenues

        Net interest revenue was $39.3 billion in 2005, down $2.3 billion, or 6%, from 2004. This, in turn, was up $4.3 billion, or 12%, from 2003. Increases in business volumes during 2005 were more than offset by spread compression, as the Company's cost of funding increased more significantly than the rates on interest-bearing assets. Rates on the Company's interest-earning assets were impacted during the year by competitive pricing (particularly in U.S. Cards and Capital Markets and Banking), as well as business mix shifts.

        Total commissions, asset management and administration fees, and other fee revenues of $23.3 billion were up $1.8 billion, or 8%, in 2005. The 2004 amount of $21.5 billion was up $1.3 billion, or 6%, from 2003. The 2005 increase primarily reflected improved global equity markets, higher transactional volume and continued strong investment banking results. Insurance premiums of $3.1 billion in 2005 were up $406 million, or 15%, from 2004 and up $271 million, or 11%, in 2004 compared to 2003. The 2005 increase primarily represents higher business volumes.

        Principal transactions revenues of $6.4 billion increased $2.7 billion, or 73%, from 2004, primarily reflecting record revenues in the fixed income and equity markets. Principal transactions revenue in 2004 decreased $1.2 billion, or 24%, from 2003, primarily reflecting decreased fixed income markets revenues related to interest rate fluctuations, positioning and lower volatility.

        Realized gains from sales of investments of $2.0 billion in 2005 were up $1.1 billion from 2004, which was up $304 million from 2003. The increase from 2004 is primarily attributable to the gain of $386 million (pretax) on the sale of Nikko Cordial stock and sales of St. Paul Travelers shares over the course of the year.

        Other revenue of $9.5 billion in 2005 increased $322 million from 2004, which was up $3.0 billion from 2003. The increase from 2004 is related to securitization and hedging gains and activity. The increase from 2003 primarily reflected the $1.2 billion gain on the sale of Samba, increased securitization gains and improved investment results.

Operating Expenses

        Operating expenses decreased $4.6 billion, or 9%, to $45.2 billion in 2005, and increased $12.3 billion, or 33%, from 2003 to 2004. The expense fluctuations were primarily related to the reserve charges taken in 2004 (a $7.9 billion pretax reserve for the WorldCom and Litigation Reserve Charge and a $400 million Private Bank Japan Exit Plan Charge). Expenses in 2005 reflect a $600 million release from the WorldCom and Litigation Reserve Charge. Partially offsetting the absence of these items was increased expenses related to higher incentive compensation (driven by increased revenue), and higher pension and insurance expenses.

Provisions for Credit Losses and for Benefits and Claims

        Total provisions for credit losses and for benefits and claims were $9.0 billion, $7.1 billion and $8.9 billion in 2005, 2004 and 2003, respectively. Policyholder benefits and claims in 2005 decreased $17 million, or 2%, from 2004. The provision for credit losses increased $1.9 billion, or 31%, from 2004 to $8.2 billion in 2005.

        Global Consumer provisions for loan losses and for policyholder benefits and claims of $9.1 billion in 2005 were up $966 million, or 12% from 2004, reflecting increases in International Retail Banking, U.S. Retail Distribution, International Cards, and U.S. Commercial Business, partially offset by decreases in U.S. Cards, International Consumer Finance and U.S. Consumer Lending. Net credit losses were $8.683 billion, and the related loss ratio was 2.01% in 2005, as compared to $8.471 billion and 2.13% in 2004 and $7.555 billion and 2.22% in 2003.

        The CIB provision for credit losses in 2005 increased $933 million from 2004, which decreased $1.7 billion from 2003. The increase in the 2005 balance is primarily due to an increase in expected losses resulting from an increase in off-balance sheet exposure and related credit quality. Corporate cash-basis loans at December 31, 2005, 2004 and 2003 were $1.004 billion, $1.906 billion and $3.419 billion, respectively.

Income Taxes

        The Company's effective tax rate on continuing operations of 30.8% in 2005 increased from 28.4% in 2004. The 2005 tax provision on continuing operations included a $198 million benefit from the Homeland Investment Act provision of the American Jobs Creation Act of 2004, net of the impact of remitting income earned in 2005 and prior years that would otherwise have been indefinitely invested overseas, and a $65 million release due to the resolution of an audit. The 2004 tax provision on continuing operations included a $234 million benefit for the release of a valuation allowance relating to the utilization of foreign tax credits and the releases of $150 million and $147 million due to the closing of tax audits. The 2005 effective tax rate also increased from 2004 because of the impact of indefinitely invested international earnings and other items on the lower level of pretax earnings in 2004 due to the impact of the WorldCom and Litigation Reserve Charge. The Company's effective tax rate on continuing operations was 31.1% in 2003. See additional discussion on page 14 and in Note 16 to the Consolidated Financial Statements on page 139.

        The net income line in the following business segment and operating unit discussions excludes the cumulative effect of accounting change and income from discontinued operations. The cumulative effect of accounting change and income from discontinued operations are disclosed within the Corporate/Other business segment. See Notes 1 and 3 to the Consolidated Financial Statements on pages 108 and 119, respectively. Certain amounts in prior years have been reclassified to conform to the current year's presentation.

GLOBAL CONSUMER

Global Consumer Net Income In billions of dollars	Global Consumer 2005 Net Income by Product*	Global Consumer 2005 Net Income by Region*

	*Excludes Other Consumer loss of $374 million.	*Excludes Other Consumer loss of $374 million.

        Citigroup's Global Consumer Group provides a wide array of banking, lending, insurance and investment services through a network of 7,237 branches, 6,920 ATMs, 682 Automated Lending Machines (ALMs), the Internet, telephone and mail, and the Primerica Financial Services salesforce. Global Consumer serves more than 200 million customer accounts, providing products and services to meet the financial needs of both individuals and small businesses.

	2005	2004	2003	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	In millions of dollars
Revenues, net of interest expense	$48,245	$47,887	$41,501	1%	15%
Operating expenses	23,318	22,151	19,051	5	16
Provisions for loan losses and for benefits and claims	9,063	8,097	8,182	12	(1)

Income before taxes and minority interest	$15,864	$17,639	$14,268	(10)%	24%
Income taxes	4,904	5,592	4,551	(12)	23
Minority interest, net of taxes	63	60	52	5	15

Net income	$10,897	$11,987	$9,665	(9)%	24%

Average assets (in billions of dollars)	$533	$487	$422	10%	15%
Return on assets	2.04%	2.46%	2.29%
Average risk capital(1)	$26,857	$22,816	$21,066	18%	8%
Return on risk capital(1)	41%	53%	46%
Return on invested capital(1)	18%	22%

(1)
See footnote 5 to the table on page 3.

U.S. CONSUMER

U.S. Consumer Net Income In billions of dollars	U.S. Consumer 2005 Net Income by Product	U.S. Consumer Average Loans In billions of dollars

U.S. Consumer is composed of four businesses: Cards, Retail Distribution, Consumer Lending and Commercial Business.

	2005	2004	2003	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	In millions of dollars
Revenues, net of interest expense	$30,107	$30,907	$27,287	(3)%	13%
Operating expenses	13,449	13,214	11,158	2	18
Provisions for loan losses and for benefits and claims	5,600	5,444	5,628	3	(3)

Income before taxes and minority interest	$11,058	$12,249	$10,501	(10)%	17%
Income taxes	3,823	4,181	3,730	(9)	12
Minority interest, net of taxes	62	58	49	7	18

Net income	$7,173	$8,010	$6,722	(10)%	19%

Average assets (in billions of dollars)	$357	$327	$281	9%	16%
Return on assets	2.01%	2.45%	2.39%
Average risk capital(1)	$13,843	$11,507	$9,818	20%	17%
Return on risk capital(1)	52%	70%	68%
Return on invested capital(1)	21%	25%

(1)
See footnote 5 to the table on page 3.

U.S. Cards

U.S. Cards Net Income In billions of dollars	U.S. Cards Average Managed Loans In billions of dollars	U.S. Cards Managed Net Credit Losses In millions of dollars

        U.S. Cards is the largest provider of credit cards in North America, with more than 130 million customer accounts in the United States, Canada and Puerto Rico. In addition to MasterCard (including Diners), Visa, and American Express, U.S. Cards is the largest provider of credit card services to the oil and gas industry and the leading provider of consumer private-label credit cards and commercial accounts on behalf of merchants such as The Home Depot, Sears, Federated, Dell Computer, Radio Shack, Staples and Zale Corporation.

        Revenues are primarily generated from net interest revenue on receivables, interchange fees on purchase sales and other delinquency or services fees.

	2005	2004	2003	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	In millions of dollars
Revenues, net of interest expense	$12,824	$14,207	$11,380	(10)%	25%
Operating expenses	6,002	5,920	4,520	1	31
Provision for loan losses	2,567	2,887	2,400	(11)	20
Income before taxes and minority interest	$4,255	$5,400	$4,460	(21)%	21%
Income taxes and minority interest, net of taxes	1,501	1,838	1,606	(18)	14
Net income	$2,754	$3,562	$2,854	(23)%	25%
Average assets (in billions of dollars)	$66	$74	$52	(11)%	42%
Return on assets	4.17%	4.81%	5.49%
Average risk capital(1)	$5,774	$4,125	$3,295	40%	25%
Return on risk capital(1)	48%	86%	87%
Return on invested capital(1)	20%	28%
Key indicators — on a managed basis: (in billions of dollars)
Return on managed assets	1.90%	2.41%	2.33%
Purchase sales	$278.2	$257.0	$236.9	8%	8%
Managed average yield(2)	13.75%	13.53%	12.17%
Managed net interest margin(2)	10.85%	11.76%	10.91%

(1)
See footnote 5 to the table on page 3.

(2)
As a percentage of average managed loans.

2005 vs. 2004

        Revenues, net of interest expense, declined as the positive impact of 8% growth in purchase sales and the addition of the Federated portfolio in the 2005 fourth quarter was more than offset by a $545 million charge to conform accounting practices for customer rewards, net interest margin compression, lower fee revenues due to the impact of increased bankruptcy filings due to a change in law that became effective on October 17, 2005, and the impact of Hurricane Katrina. Net interest margin contracted as pricing actions in floating rate products were offset by higher cost of funds; higher payment rates resulting from the overall improved economy and a customer shift to real-estate-secured lending, which led to lower loan balances; an increased proportion of transactional activity; and a mix shift in the private label business to lower rate products.

        Operating expenses remained essentially unchanged, primarily reflecting the addition of the Federated portfolio and repositioning expenses of $19 million taken in the 2005 first quarter. This was partially offset by a decline in advertising and marketing expenses, largely reflecting the timing of advertising campaigns, as the Company invested significant resources in 2004 in the "Live Richly" and "Identity Theft" media campaigns.

        Provision for loan losses declined, due to a $789 million, or 22%, decline in net credit losses, due to the positive credit environment and improvements in the Sears portfolio, partially offset by lower credit reserve releases in 2005 of $170 million, versus $639 million in 2004.

2004 vs. 2003

        Revenues, net of interest expense, increased due to the impact of the Sears and Home Depot acquisitions, higher net interest revenue, and the benefit of increased purchase sales. The positive revenue drivers were partially offset by higher payment rates resulting from the overall improved economy.

        Operating expenses increased, due primarily to the full-year impact of the Home Depot and Sears acquisitions and increased advertising and marketing expenses, including the "Live Richly" and "Identity Theft" media campaigns.

        Provision for loan losses increased primarily due to the full-year impact of acquisitions and increased presence in the private label market. This was partially offset by the significantly improved credit environment, which led to loan loss reserve releases of $639 million during 2004.

U.S. Retail Distribution

U.S. Retail Distribution Net Income In billions of dollars	U.S. Retail Distribution 2005 Net Income by Distribution Channel	U.S. Retail Distribution Branches At December 31

        U.S. Retail Distribution provides banking, lending, investment and insurance products and services to customers through 896 Citibank branches, 2,277 CitiFinancial branches, the Primerica Financial Services (PFS) salesforce, the Internet, direct mail and telesales. Revenues are primarily derived from net interest revenue on loans and deposits, and fees on banking, insurance and investment products.

	2005	2004	2003	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	In millions of dollars
Revenues, net of interest expense, by business:
Citibank branches	$3,103	$3,065	$2,959	1%	4%
CitiFinancial branches	4,190	4,139	3,534	1	17
Primerica Financial Services	2,222	2,141	2,088	4	3

Revenues, net of interest expense	$9,515	$9,345	$8,581	2%	9%
Operating expenses	4,407	4,358	4,045	1	8
Provisions for loan losses and for benefits and claims	2,410	2,017	1,908	19	6

Income before taxes and minority interest	$2,698	$2,970	$2,628	(9)%	13%
Income taxes	946	951	919	(1)	3
Minority interest, net of taxes	—	—	2	—	(100)

Net income	$1,752	$2,019	$1,707	(13)%	18%

Net income by business:
Citibank branches	$506	$515	$486	(2)%	6%
CitiFinancial branches	696	960	675	(28)	42
Primerica Financial Services	550	544	546	1	—

Net income	$1,752	$2,019	$1,707	(13)%	18%

Average assets (in billions of dollars)	$64	$60	$53	7%	13%
Return on assets	2.74%	3.37%	3.22%
Average risk capital(1)	$2,977	$2,717	$2,286	10	19
Return on risk capital(1)	59%	74%	75%
Return on invested capital(1)	16%	20%

Key indicators: (in billions of dollars)
Average loans	$40.4	$37.8	$32.7	7%	16%
Average deposits	119.8	115.6	112.7	4	3
EOP Investment AUMs	72.6	68.5	62.0	6	10

(1)
See footnote 5 to the table on page 3.

2005 vs. 2004

        Revenues, net of interest expense, increased primarily due to loan and deposit growth, increased investment product sales, and the impact of the FAB acquisition, which were partially offset by a decrease in net interest margin. Net interest margin declined as increased short-term funding rates more than offset an increase in asset yields. Revenues also included a $110 million gain relating to the resolution of the Glendale litigation in the 2005 first quarter and a $20 million charge in the 2005 fourth quarter to conform accounting practices for customer rewards.

        Operating expense growth was primarily due to higher volume-related expenses, increased investment spending driven by branch expansion, and the impact of the FAB acquisition.

        Provision for loan losses and for benefits and claims increased due to an increase in bankruptcy filings from a change in law that became effective on October 17, 2005. This led to an approximately $93 million increase in net credit losses and a $42 million increase in loan loss reserves. In addition, the Company increased loan loss reserves by $110 million for the impact of Hurricane Katrina. Also, the reorganization of the former Consumer Finance business into components of the current U.S. Retail Distribution and U.S. Consumer Lending businesses, resulted in a reallocation of loan loss reserves between U.S. Retail Distribution and U.S. Consumer Lending. CitiFinancial Branches increased loan loss reserves by $165 million, reflecting an increase in reserves for bankruptcy coverage in Personal Loans, while Real Estate Lending and Auto (both now in U.S. Consumer Lending) had corresponding loan loss reserve releases of $76 million and $89 million, respectively. Excluding the impact of increased bankruptcy filings and Hurricane Katrina, overall credit conditions remained favorable in 2005.

        Deposit growth reflected an increase in demand balances and rate-sensitive money market balances, as well as the impact of the FAB acquisition. Loan growth reflected improvements in all channels and products from home equity and personal loans to increased volumes in the PFS channel. Investment product sales increased 9% driven by increased volumes.

2004 vs. 2003

        Revenues, net of interest expense, increased primarily due to strong loan and deposit growth in the Citibank and CitiFinancial Branches businesses, increased life insurance and investment fee revenues in Primerica Financial Services, and the impact of the WMF acquisition. This was partially offset by lower net funding spreads in the Citibank Branches business and lower loan volumes and higher capital funding costs in Primerica Financial Services.

        Operating expense growth was primarily due to higher volume-related expenses, increased investment spending driven by branch expansion, and the impact of the WMF acquisition.

        Provision for credit loan losses and for benefits and claims increased due to increased net credit losses in the CitiFinancial Branches business, primarily tied to increased volumes and the impact of the WMF acquisition, and lower loan loss reserve releases. Overall credit conditions remained favorable in 2004.

        Deposit growth reflected an increase in higher-margin demand deposits and money market accounts, which was only partially offset by a decline in time deposits. Loan growth was primarily attributable to the impact of the WMF acquisition.

U.S. Consumer Lending

U.S. Consumer Lending Net Income In billions of dollars	U.S. Consumer Lending 2005 Net Income by Product	U.S. Consumer Lending Average Loans In billions of dollars

        U.S. Consumer Lending provides home mortgages and home equity loans to prime and non-prime customers, auto financing to non-prime consumers and educational loans to students. Loans are originated throughout the United States and Canada through the Citibank, CitiFinancial and Smith Barney branch networks, Primerica Financial Services agents, third-party brokers, direct mail, the Internet and telesales. Loans are also purchased in the wholesale markets. U.S. Consumer Lending also provides mortgage servicing to a portfolio of mortgage loans owned by third parties. Revenues are composed of loan fees, net interest revenue and mortgage servicing fees.

	2005	2004	2003	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	In millions of dollars
Revenues, net of interest expense, by business:
Real Estate Lending	$3,558	$3,196	$3,594	11%	(11)%
Student Loans	652	612	487	7	26
Auto	1,259	1,253	1,217	—	3

Revenues, net of interest expense	$5,469	$5,061	$5,298	8%	(4)%
Operating expenses	1,700	1,629	1,651	4	(1)
Provisions for loan losses and for benefits and claims	614	658	944	(7)	(30)

Income before taxes and minority interest	$3,155	$2,774	$2,703	14%	3%
Income taxes	1,155	1,052	1,022	10	3
Minority interest, net of taxes	62	58	45	7	29

Net income	$1,938	$1,664	$1,636	16%	2%

Net income by business:
Real Estate Lending	$1,378	$1,180	$1,268	17%	(7)%
Student Loans	234	227	179	3	27
Auto	326	257	189	27	36

Net income	$1,938	$1,664	$1,636	16%	2%

Average assets (in billions of dollars)	$189	$156	$136	21%	15%
Return on assets	1.03%	1.07%	1.20%
Average risk capital(1)	$3,280	$2,689	$2,137	22	26
Return on risk capital(1)	59%	62%	76%
Return on invested capital(1)	34%	30%

Key indicators: (in billions of dollars)
Net interest margin:(2)
Real Estate Lending	2.46%	2.92%	3.46%
Student Loans	1.96	2.64	2.33
Auto	10.52	11.72	12.93
Originations:
Real Estate Lending	$131.9	$115.3	$120.3	14%	(4)%
Student Loans	10.8	7.8	6.8	38	15
Auto	6.4	5.3	4.8	21	10

(1)
See footnote 5 to the table on page 3.

(2)
As a percentage of average loans.

2005 vs. 2004

        Revenues, net of interest expense, increased due to volume growth in all products, improved net servicing revenues, higher securitization and portfolio sales gains, and the benefit of the Principal Residential Mortgage, Inc. (PRMI) acquisition, partially offset by lower net interest revenue due to spread compression. The increase in net revenues was driven by the absence of a loss in the prior year due to servicing hedge ineffectiveness caused by the volatile rate environment. Average loan growth reflected a 16% increase in originations across all businesses.

        Operating expenses increased primarily due to higher volumes and the impact of the PRMI acquisition.

        Provisions for loan losses and for benefits and claims decreased due to lower net credit losses of $136 million, primarily in the Auto and Real Estate Lending businesses, partially offset by lower loan loss reserve releases of $91 million. The lower loan loss reserve releases reflected a $110 million reserve build related to the estimated impact of Hurricane Katrina in the 2005 third quarter, partially offset by reserve releases of $89 million in Auto and $76 million in Real Estate Lending related to the reorganization of the U.S. Consumer Finance businesses. The continued favorable credit environment drove a decline in the net credit loss ratio.

        A 20% increase in prime mortgage originations and home equity loans drove loan growth. Non-prime mortgage originations declined 20%, reflecting the company's decision to avoid offering teaser rate and interest-only mortgages to lower FICO score customers.

2004 vs. 2003

        Revenues, net of interest expense, decreased mainly due to lower securitization revenues and lower net servicing revenues. Lower hedge-related revenues, due to higher hedging costs and the impact of losses on mortgage servicing hedge ineffectiveness, resulting from the volatile rate environment, drove the decline in net servicing revenues. These declines were partially offset by the impact of higher loan volumes driven by growth in originations, and the PRMI acquisition.

        Operating expenses were down due to lower expenses in the Real Estate Lending and Auto businesses which were partially offset by a volume-driven increase in expenses in the Student Loans business.

        Provisions for loan losses and for benefits and claims decreased due to $155 million of loan loss reserve releases in 2004, primarily in the Real Estate Lending and Auto businesses, reflecting a favorable credit environment.

U.S. Commercial Business

U.S. Commercial Business Net Income In billions of dollars	U.S. Commercial Business Average Loans In billions of dollars	U.S. Commercial Business Total Deposits In billions of dollars at December 31

        U.S. Commercial Business provides equipment leasing and financing, banking services to small- and middle-market businesses ($5 million to $500 million in annual revenues) and financing for investor-owned multifamily and commercial properties. Revenues are composed of net interest revenue and fees on loans and leases.

	2005	2004	2003	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	In millions of dollars
Revenues, net of interest expense	$2,299	$2,294	$2,028	—	13%
Operating expenses	1,340	1,307	942	3%	39
Provision for loan losses	9	(118)	376	NM	NM

Income before taxes and minority interest	$950	$1,105	$710	(14)%	56%
Income taxes	221	340	183	(35)	86
Minority interest, net of taxes	—	—	2	—	(100)

Net income	$729	$765	$525	(5)%	46%

Average assets (in billions of dollars)	$38	$37	$40	3%	(8)%
Return on assets	1.92%	2.07%	1.31%
Average risk capital(1)	$1,813	$1,976	$2,100	(8)	(6)
Return on risk capital(1)	40%	39%	25%
Return on invested capital(1)	27%	27%

Key indicators: (in billions of dollars):
Average earning assets	$33.0	$33.7	$36.1	(2)%	(7)%

(1)
See footnote 5 to the table on page 23.

NM
Not meaningful

2005 vs. 2004

        Revenues, net of interest expense, were essentially flat as growth in core loan and deposit balances, up 13% and 20% respectively, and the impact of the FAB acquisition were more than offset by the impact of spread compression and reduced revenues from sold and liquidating portfolios. Revenues also reflected a $162 million legal settlement benefit related to the purchase of Copelco in the 2005 third quarter, a $161 million gain on the sale of the CitiCapital Transportation Finance business in the 2005 first quarter, and the reclassification of operating leases from loans to other assets and the related operating lease depreciation expense from revenue to expense. The reclassification of operating leases increased both revenues and expenses by $123 million.

        Operating expenses increased primarily due to the impact of the operating lease reclassification from revenue to expense of $123 million and the impact of the FAB acquisition, partially offset by lower expenses from the sold transportation finance businesses and a $23 million expense benefit related to the Copelco legal settlement.

        Provision for loan losses increased primarily due to the absence of $216 million in loan loss reserve releases during 2004, partially offset by lower net credit losses due to an improved credit environment and the continued liquidation of non-core portfolios.

        Deposit and core loan growth reflected strong transaction volumes and balances across all business units and the impact of the FAB acquisition, partially offset by declines in the liquidating portfolio, primarily due to the impact of the sale of the CitiCapital Transportation Finance business.

2004 vs. 2003

        Revenues, net of interest expense, increased primarily due to the reclassification of operating leases from loans to other assets and the related operating lease depreciation expense of $403 million from revenue to expense. This was partially offset by the impact of the liquidation of non-core portfolios, including the prior-year sale of the Fleet Services portfolio.

        Operating expenses increased primarily due to the $403 million impact of the operating lease reclassification from revenue to expense, partially offset by lower expenses from the liquidating and sold portfolios.

        Provision for loan losses decreased as $216 million of loan loss reserves were released during 2004, reflecting the improved credit environment and the continued liquidation of non-core portfolios.

        Deposit and loan volumes declined, primarily due to the liquidation and sales of non-core portfolios.

U.S. Consumer Outlook

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 95.

        During 2006, the U.S. Consumer businesses will focus on continued expansion of its customer base by opening new branches and offering a more integrated set of products and services. The businesses will also focus on maintaining tight expense control, effective credit management and productivity improvements. Revenues and credit performance will be affected by U.S. economic conditions, including the level of interest rates, bankruptcy filings and unemployment rates.

        In 2006, the U.S. Consumer business is expected to operate in a stable to improving economic environment. Net interest revenue pressure is expected to continue due to the flat yield curve and competitive pricing environment but is not expected to be as pressured as in 2005. Bankruptcy filings are expected to decline significantly from 2005 levels. The credit environment is expected to be stable, in line with underlying trends in delinquency experience and a stable to improving economy. Inflation is expected to remain well-contained.

        U.S. Cards—In 2006, the competitive environment is expected to remain robust and challenging. U.S. Cards expects to generate earnings growth as managed receivables increase and expenses remain controlled through improved productivity levels and opportunities of scale. Growth in managed receivables will be driven by continued brand development, private-label expansion and new product launches. Credit costs will reflect the benefit of lower bankruptcy filings. Credit is expected to be negatively affected by conforming to industry and regulatory guidance regarding minimum payment calculations. This change will result in an increase in delinquencies and credit loss experience, which the business is working to minimize through customer solutions, credit line management, and collection strategies.

        U.S. Retail Distribution—In 2006, U.S. Retail Distribution expects to generate increases in loans, deposits and accounts, which will in turn drive earnings growth. The business will significantly expand its footprint with an aggressive program of new branch openings in both the Citibank and CitiFinancial businesses. The challenging interest rate environment is expected to continue, with a corresponding shift in deposits to lower-profit time deposits and CDs, which will affect both sales and income growth. Credit costs are expected to reflect the benefit of lower bankruptcy filings, while the underlying credit environment is expected to remain stable.

        U.S. Consumer Lending—In 2006, U.S. Consumer Lending expects to generate earnings growth across its product lines. In Real Estate Lending, an expected decline in the level of new housing starts and existing home sales will be mitigated by an increase in the Retail Distribution network of branches, and higher sales from Primerica agents in the Smith Barney network. Results are also expected to reflect improved portfolio earnings and servicing activities. Loan volume growth is forecast in the Student Loan and Auto businesses.

        U.S. Commercial Business—In 2006, earnings growth is expected from continued expansion of the core business portfolio and a stable credit environment.

INTERNATIONAL CONSUMER

International Consumer Net Income In billions of dollars	International Consumer 2005 Net Income by Product	International Consumer 2005 Net Income by Region

        International Consumer is composed of three businesses: Cards, Consumer Finance and Retail Banking.

	2005	2004	2003	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	In millions of dollars
Revenues, net of interest expense, by region:
Mexico	$4,373	$3,607	$2,971	21%	21%
Latin America	1,110	979	864	13	13
EMEA	5,201	4,735	3,957	10	20
Japan	3,251	3,290	3,374	(1)	(2)
Asia	4,461	3,813	2,941	17	30

Revenues, net of interest expense	$18,396	$16,424	$14,107	12%	16%
Operating expenses	9,520	8,549	7,604	11	12
Provisions for loan losses and for benefits and claims	3,463	2,653	2,554	31	4

Income before taxes and minority interest	$5,413	$5,222	$3,949	4%	32%
Income taxes	1,314	1,340	890	(2)	51
Minority interest, net of taxes	1	2	3	(50)	(33)

Net income	$4,098	$3,880	$3,056	6%	27%

Net income by region
Mexico	$1,432	$978	$785	46%	25%
Latin America	236	296	197	(20)	50
EMEA	374	802	680	(53)	18
Japan	706	616	583	15	6
Asia	1,350	1,188	811	14	46

Net income	$4,098	$3,880	$3,056	6%	27%

Average assets (in billions of dollars)	$167	$150	$129	11%	16%
Return on assets	2.45%	2.59%	2.37%
Average risk capital(1)	$13,014	$11,309	$11,248	15%	1%
Return on risk capital(1)	31%	34%	27%
Return on invested capital(1)	16%	16%

(1)
See footnote 5 to the table on page 3.

International Cards

International Cards Net Income In billions of dollars	International Cards 2005 Net Income by Region	International Cards Average Loans In billions of dollars

        International Cards provides MasterCard-, Visa- and Diners-branded credit and charge cards, as well as private label cards and co-branded cards, to more than 26 million customer accounts in 43 countries outside of the U.S. and Canada. Revenues are primarily generated from net interest revenue on receivables, interchange fees on purchase sales and other delinquency or service fees.

	2005	2004	2003	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	In millions of dollars
Revenues, net of interest expense, by region:
Mexico	$1,311	$870	$561	51%	55%
Latin America	297	280	217	6	29
EMEA	1,277	1,157	964	10	20
Japan	302	295	259	2	14
Asia	1,663	1,472	1,183	13	24

Revenues, net of interest expense	$4,850	$4,074	$3,184	19%	28%
Operating expenses	2,371	2,131	1,674	11	27
Provision for loan losses	739	510	536	45	(5)

Income before taxes and minority interest	$1,740	$1,433	$974	21%	47%
Income taxes	364	293	246	24	19
Minority interest, net of taxes	3	3	3	—	—

Net income	$1,373	$1,137	$725	21%	57%

Net income by region:
Mexico	$564	$377	$228	50%	65%
Latin America	108	120	97	(10)	24
EMEA	188	164	101	15	62
Japan	75	100	58	(25)	72
Asia	438	376	241	16	56

Net income	$1,373	$1,137	$725	21%	57%

Average assets (in billions of dollars)	$26	$21	$17	24%	24%
Return on assets	5.28%	5.41%	4.26%
Average risk capital(1)	$1,794	$1,240	$1,080	45	15
Return on risk capital(1)	77%	92%	67%
Return on invested capital(1)	34%	34%

Key indicators: (in billions of dollars)
Purchase sales	$68.7	$59.1	$45.3	16%	30%
Average yield(2)	17.82%	16.74%	17.16%
Net interest margin(2)	12.34%	12.79%	12.85%

(1)
See footnote 5 to the table on page 3.
(2)
As a percentage of average loans.

2005 vs. 2004

        Revenues, net of interest expense, increased primarily due to growth in purchase sales and average loans, as well as the impact of the KorAm acquisition, a gain on sale of a merchant-acquiring business in EMEA of $95 million, and the impact of foreign currency translation. This was partially offset by the absence of a prior-year gain on the sale of Orbitall (credit card processing company in Brazil) of $42 million. Volume growth was diversified across regions, led by Mexico. Net interest spread compression reflected rising funding costs and a primarily fixed rate portfolio.

        Operating expenses increased, primarily driven by the impact of higher expansion expenses in Asia and EMEA, integration expenses of CrediCard in the Brazil franchise, the KorAm acquisition, and the impact of foreign currency translations. A VAT refund in Mexico during the 2005 third quarter partially offset expense growth.

        Provision for loan losses reflected an increase in net credit losses, due primarily to volume growth in Mexico, which was partially offset by declines in Asia. During 2005, loan loss reserves increased by $175 million, reflecting portfolio expansion and the absence of prior-year reserve releases of $103 million, recorded mostly in Asia and Latin America.

        Mexico income increased due to higher sales volumes and average loans, as well as a tax benefit related to the Homeland Investment Act and the VAT refund. Asia income increased due to strong sales, loan balance increases, and improved net credit loss experience. EMEA income increased primarily due to the gain on the sale of a merchant-acquiring business, partially offset by increased expense related to business expansion and customer acquisition initiatives. Latin America income declined primarily due to the 2004 gain on the sale of Orbitall and the absence of 2004 credit reserve releases. Japan income declined primarily due to tax credits received in 2004.

2004 vs. 2003

        Revenues, net of interest expense, increased, reflecting growth in all regions, and included the addition of KorAm and Diners Club Europe, the benefit of foreign currency translation, and the gain on the sale of Orbitall in the 2004 fourth quarter. International Cards sales grew 30%, reflecting growth in Asia, Latin America and Japan, the addition of KorAm, and the benefit of strengthening currencies. Average managed loans benefited from strengthening currencies and organic growth in both Asia and EMEA, as well as the addition of KorAm, to grow 27%.

        Operating expenses increased, reflecting growth in all regions. This included the impact of the Diners Club Europe and KorAm acquisitions, the net effect of foreign currency translation, and increased advertising and marketing expenses.

        Provision for loan losses decreased, primarily due to the release of $103 million in credit reserves during 2004 as the credit environment improved. Partially offsetting this release were additional net credit losses primarily due to the acquisitions of KorAm and Diners Club Europe.

International Consumer Finance

International Consumer Finance Net Income In billions of dollars	International Consumer Finance 2005 Net Income by Region	International Consumer Finance Average Loans In billions of dollars

        International Consumer Finance provides community-based lending services through a branch network, regional sales offices and cross-selling initiatives with International Cards and International Retail Banking. As of December 31, 2005, International Consumer Finance maintained 2,137 sales points composed of 1,455 branches in more than 25 countries, and 682 Automated Loan Machines (ALMs) in Japan. International Consumer Finance offers real-estate-secured loans, unsecured or partially secured personal loans, auto loans, and loans to finance consumer-goods purchases. Revenues are primarily derived from net interest revenue and fees on loan products.

	2005	2004	2003	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	In millions of dollars
Revenues, net of interest expense, by region:
Mexico	$184	$165	$150	12%	10%
Latin America	123	96	84	28	14
EMEA	743	717	606	4	18
Japan	2,475	2,526	2,664	(2)	(5)
Asia	294	178	107	65	66

Revenues, net of interest expense	$3,819	$3,682	$3,611	4%	2%
Operating expenses	1,612	1,479	1,443	9	2
Provision for loan losses	1,272	1,364	1,518	(7)	(10)

Income before taxes and minority interest	$935	$839	$650	11%	29%
Income taxes	293	253	71	16	NM

Net income	$642	$586	$579	10%	1%

Net income by region:
Mexico	$36	$41	$37	(12)%	11%
Latin America	10	28	4	(64)	NM
EMEA	36	126	134	(71)	(6)
Japan	505	362	392	40	(8)
Asia	55	29	12	90	NM

Net income	$642	$586	$579	10%	1%

Average assets (in billions of dollars)	$26	$26	$26	—	—
Return on assets	2.47%	2.25%	2.23%
Average risk capital(1)	$918	$1,003	$915	(8)%	10%
Return on risk capital(1)	70%	58%	63%
Return on invested capital(1)	18%	16%

Key indicators:
Average yield(2)	18.68%	18.33%	18.75%
Net interest margin(2)	16.48%	16.53%	16.90%
Number of sales points:
Other branches	1,130	754	540
Japan branches	325	405	552
Japan Automated Loan Machines	682	512	372

Total	2,137	1,671	1,464

(1)
See footnote 5 to the table on page 3.

(2)
As a percentage of average loans.

NM Not meaningful

2005 vs. 2004

        Revenues, net of interest expense, increased, driven by growth in all regions except Japan, mainly due to higher loan volumes. Japan revenues declined due to lower personal and real-estate-secured loan balances, partially offset by the impact of foreign currency translation.

        Operating expense increased, reflecting the impact of investment spending associated with the expansion of 376 branches outside of Japan and repositioning charges in EMEA during the 2005 first quarter of $38 million. These were partially offset by declines in Japan due to the closing of branches and the transition to ALMs.

        Provision for loan losses declined due to improved credit conditions, including lower bankruptcy losses in Japan of $96 million. This was partially offset by higher personal loan losses in the U.K., standardization of write-off policy in Spain and Italy, and lower credit reserve releases. The net credit loss ratio declined 61 basis points to 5.75%.

        Growth in average loans was mainly driven by increases in the real-estate-secured and personal-loan portfolios in EMEA and Asia, partially offset by a decline in EMEA auto loans. In Japan, average loans declined by 10%, due to the impact of higher pay-downs, reduced loan demand, and the impact of foreign currency translation.

2004 vs. 2003

        Revenues, net of interest expense, increased, with growth in all regions except Japan. The strongest growth was in EMEA and Asia, mainly due to higher loan volumes as well as the impact of foreign currency translation. This was partially offset by a decline in Japan from lower personal and real-estate-secured loan volumes, as well as a decline in spreads.

        Operating expenses increased on higher investment spending for branch expansion in Asia and EMEA, as well as the impact of foreign currency translation. This was partially offset by expense reductions from branch closings and head-count reductions in Japan.

        Provision for loan losses decreased as favorable credit conditions continued, including lower bankruptcies in Japan, partially offset by higher personal loan losses in EMEA.

        Net Income increased from growth in Latin America, Asia and Mexico, primarily driven by volume growth, partially offset by declines in Japan (lower tax credits and lower revenue, partially offset by lower operating expenses and improved credit losses) and EMEA (higher net credit losses).

        Growth in real-estate-secured and personal loans in both EMEA and Asia and the impact of strengthening currencies led to average loan growth, which was partially offset by a decline in EMEA auto loans. In Japan, average loans declined 6%, as the benefit of foreign currency translation was more than offset by increased loan pay downs and reduced loan demand.

International Retail Banking Net Income In billions of dollars	International Retail Banking 2005 Net Income by Region	International Retail Banking Average Loans In billions of dollars

        International Retail Banking delivers a wide array of banking, lending, insurance and investment services through a network of local branches and electronic delivery systems, including ATMs, call centers and the Internet. International Retail Banking serves more than 47 million customer accounts, composed of individuals and small businesses. Revenues are primarily derived from net interest revenue on deposits and loans, and fees on mortgage, banking, and investment products.

	2005	2004	2003	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	In millions of dollars
Revenues, net of interest expense, by region:
Mexico	$2,878	$2,572	$2,260	12%	14%
Latin America	690	603	563	14	7
EMEA	3,181	2,861	2,387	11	20
Japan	474	469	451	—	4
Asia	2,504	2,163	1,651	16	31

Revenues, net of interest expense	$9,727	$8,668	$7,312	12%	19%
Operating expenses	5,537	4,939	4,487	12	10
Provisions for loan losses and for benefits and claims	1,452	779	500	86	56

Income before taxes and minority interest	$2,738	$2,950	$2,325	(7)%	27%
Income taxes	657	794	573	(17)	39
Minority interest, net of taxes	(2)	(1)	—	(100)	—

Net income	$2,083	$2,157	$1,752	(3)%	23%

Net income by region:
Mexico	$832	$560	$520	49%	8%
Latin America	118	148	96	(20)	54
EMEA	150	512	445	(71)	15
Japan	126	154	133	(18)	16
Asia	857	783	558	9	40

Net income	$2,083	$2,157	$1,752	(3)%	23%

Average assets (in billions of dollars)	$115	$103	$86	12%	20%
Return on assets	1.81%	2.09%	2.04%
Average risk capital(1)	$10,303	$9,067	$9,252	14	(2)
Average return on risk capital(1)	20%	24%	19%
Return on invested capital(1)	12%	13%

Key indicators: (in billions of dollars):
Average deposits	$136.3	$125.1	$107.1	9%	17%
AUMs (EOP)	120.5	103.4	77.5	17	33
Average loans	61.7	53.6	42.5	15	26

(1)
See footnote 5 to the table on page 3.

2005 vs. 2004

        Revenues, net of interest expense, increased, with improved deposit revenues in all regions; higher branch lending revenues in EMEA, Asia and Latin America; higher investment revenues in all regions except Latin America; the benefits of foreign currency translation; and the impact of the KorAm acquisition. Average loans grew 15%, primarily in Asia, Mexico, and Japan, while average deposits grew by 9%, primarily in Asia, Mexico, and EMEA. Assets under management increased by 17%.

        Operating expenses increased due to the expansion of the distribution network in all regions except Japan, foreign currency translation, the impact of first quarter 2005 repositioning expenses of $70 million, and the impact of the KorAm acquisition. This was partially offset by the VAT refund of $93 million in Mexico. Total branches grew by a net 131 during 2005, reflecting the opening of 183 new branches.

        Provisions for loan losses and for benefits and claims increased as a sustained improvement in credit quality was offset by a $476 million pretax charge to standardize loan write-off policies in EMEA to the global write-off policy (see page 7) and a $127 million increase in the German credit reserves to reflect increased experience with the effects of bankruptcy law liberalization. As a result, the consumer net credit loss ratio increased to 3.05% in 2005. The standardization of the loan write-off policies resulted in a significant drop in the 90 days past-due ratio, which fell to 1.29% in 2005, compared to 3.36% in 2004 and 4.61% in 2003.

        Net income in 2005 also reflected a $61 million net tax benefit from the Homeland Investment Act.

        Mexico income increased on strong sales and customer balance growth, as well as the VAT refund of $93 million and tax benefits from the Homeland Investment Act. Asia income increased, benefiting primarily from strongly improved revenues due to increased business volumes, the impact of the KorAm acquisition, and benefits from foreign currency translation. Japan income declined due primarily to expense growth associated with the consolidation and compliance activities related to the shutdown of the Japan Private Bank. Latin America income declined, driven by repositioning expenses in 2005, and the impact of investment initiatives, primarily in Brazil. EMEA income declined, driven by the impact of the write-off policy standardization, increases in credit loss reserves in Germany, and repositioning expenses reflected in the first quarter of 2005.

2004 vs. 2003

        Revenues, net of interest expense, increased, primarily due to the positive impact of foreign currency translation, the addition of KorAm and growth in Asia, EMEA, and Mexico. Excluding foreign currency translation and KorAm, growth in both Asia and EMEA was driven by increased investment product sales, and higher deposits and lending revenues. Higher loans and deposits, as well as the gain on the sale of a mortgage portfolio, drove growth in Mexico. This was partially offset by the negative impact of foreign currency translation.

        Operating expenses increased, due to the impact of foreign currency translation, the addition of KorAm in Asia, and higher sales commissions and increased investment spending on branch and salesforce expansion.

        Provisions for loan losses and for benefits and claims increased primarily due to higher net credit losses in EMEA, principally Germany, and in Mexico, due to the absence of a prior-year $64 million credit recovery, and higher loan loss reserve builds in EMEA, partially offset by higher loan loss reserve releases in all other regions. Lower net credit losses in Latin America benefited from the absence of an $87 million write-down of an Argentina compensation note in 2003, which was written down against previously established reserves.

        Average customer deposits grew 17% from the prior year, primarily driven by growth in Asia and EMEA, which included the benefits of the KorAm acquisition and foreign currency translation. The KorAm acquisition and positive foreign currency translation drove average loan growth of 26%.

International Consumer Outlook

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 95.

        Consumer is well diversified across a number of geographies, product groups, and customer segments and monitors the economic situation in all of the countries in which it operates. In 2006, International Consumer will continue to invest aggressively to build on the competitive advantages of its existing global network of branches, offices and sales professionals. The business expects earnings growth from expanding its customer base, which is expected to drive growth in loans, deposits and investment product sales.    Revenues and credit costs will be affected by global economic conditions, including the level of interest rates, the credit environment, unemployment rates, and political and regulatory developments around the world. International economies are expected to be stable to improving, with an improvement in economic activity expected in Western Europe and a self-sustaining recovery in Japan, two of International Consumer's most important markets. Citigroup's operations in Korea are currently experiencing labor actions that are impairing its ability to offer its full range of products and services. The Company is in active negotiations to reach an expeditious agreement with the union.

        International Cards—In 2006, continued investment in customer acquisition in both new and existing markets is expected to drive increased purchase sales and loan volumes. The credit environment is forecast to remain stable.

        International Consumer Finance—In 2006, investment in new branches and sales professionals will continue in key expansion markets. Organic growth in existing branches, coupled with new branch openings, is expected to drive revenue and earnings growth. Offerings of new loan products and services in new markets will continue, and gains in market share across several key international regions are forecast. The credit environment is expected to remain stable.

        International Retail Banking—In 2006, the business will continue to invest in branch expansion, building on a strong presence in several key markets and establishing its presence in new markets. The business is expected to generate revenue and earnings growth through an expanded base of customers, as well as increases in loan and deposit balances and increased investment product sales.

Other Consumer

        Other Consumer includes certain treasury and other unallocated staff functions and global marketing.

	2005	2004	2003
	In millions of dollars
Revenues, net of interest expense	$(258)	$556	$107
Operating expenses	349	388	289

Income (loss) before tax benefits	$(607)	$168	$(182)
Income taxes (benefits)	(233)	71	(69)

Net income (loss)	$(374)	$97	$(113)

        Revenues and expenses reflect offsets to certain line-items reported in other Global Consumer operation segments.

        The net income decline was primarily due to the absence of a $378 million after-tax gain related to the sale of Samba in the 2004 second quarter, and the 2005 first quarter loss on the sale of a Manufactured Housing Loan portfolio of $109 million after-tax, partially offset by the absence of a $14 million after-tax write-down of assets in a non-core business in the 2004 fourth quarter and lower legal costs. Excluding the impact of the Samba gain, the decline in 2004 was primarily due to lower treasury results, including the impact of higher capital funding costs, the $14 million after-tax write-down of assets in the 2004 fourth quarter, and higher staff-related, global marketing and legal costs.

CORPORATE AND INVESTMENT BANKING

Corporate and Investment Banking Net Income In billions of dollars	Corporate and Investment Banking 2005 Net Income by Product*	Corporate and Investment Banking 2005 Net Income by Region*

	*Excludes Other Corporate and Investment Banking income of $433 million.	*Excludes Other Corporate and Investment Banking income of $433 million.

        Corporate and Investment Banking (CIB) provides corporations, governments, institutions and investors in approximately 100 countries with a broad range of financial products and services. CIB includes Capital Markets and Banking, Transaction Services and Other CIB.

	2005	2004	2003	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	In millions of dollars
Revenues, net of interest expense, by region:
U.S.	$9,901	$8,961	$8,878	10%	1%
Mexico	777	770	708	1	9
Latin America	1,415	1,318	1,591	7	(17)
EMEA	6,849	6,512	5,741	5	13
Japan	1,224	817	520	50	57
Asia	3,697	3,408	2,594	8	31

Revenues, net of interest expense	$23,863	$21,786	$20,032	10%	9%
Operating expenses	14,133	20,530	11,460	(31)	79
Provision for credit losses	(42)	(975)	732	96	NM

Income before taxes and minority interest	$9,772	$2,231	$7,840	NM	(72)%
Income taxes	2,818	96	2,429	NM	(96)
Minority interest, net of taxes	59	93	37	(37)%	NM

Net income	$6,895	$2,042	$5,374	NM	(62)%

Net income by region:
U.S.	$2,950	$(2,190)	$2,540	NM	NM
Mexico	450	659	407	(32)%	62%
Latin America	619	813	566	(24)	44
EMEA	1,130	1,136	924	(1)	23
Japan	498	334	162	49	NM
Asia	1,248	1,290	775	(3)	66

Net income	$6,895	$2,042	$5,374	NM	(62)%

Average risk capital(1)	$21,226	$19,047	$16,266	11%	17%
Return on risk capital(1)	32%	11%	33%
Return on invested capital(1)	24%	8%

(1)
See footnote 5 to the table on page 3.

NM Not meaningful.

Capital Markets and Banking

Capital Markets and Banking Net Income In billions of dollars	Capital Markets and Banking 2005 Net Income by Region	Capital Markets and Banking 2005 Net Income by Region

        Capital Markets and Banking offers a wide array of investment and commercial banking services and products, including investment banking and advisory services, debt and equity trading, institutional brokerage, foreign exchange, structured products, derivatives, and lending. Capital Markets and Banking revenue is generated primarily from fees for investment banking and advisory services, fees and spread on structured products, foreign exchange and derivatives, fees and interest on loans, and income earned on principal transactions.

	2005	2004	2003	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	In millions of dollars
Revenues, net of interest expense, by region:
U.S.	$8,860	$8,116	$8,061	9%	1%
Mexico	586	594	580	(1)	2
Latin America	896	883	1,099	1	(20)
EMEA	5,093	4,393	4,388	16	—
Japan	1,140	744	456	53	63
Asia	2,395	2,376	1,861	1	28

Revenues, net of interest expense	$18,970	$17,106	$16,445	11%	4%
Operating expenses	11,501	9,959	8,910	15	12
Provision for credit losses	(61)	(777)	738	92	NM

Income before taxes and minority interest	$7,530	$7,924	$6,797	(5)%	17%
Income taxes	2,145	2,440	2,118	(12)	15
Minority interest, net of taxes	58	89	37	(35)	NM

Net income	$5,327	$5,395	$4,642	(1)%	16%

Net income by region:
U.S.	$2,422	$2,502	$2,424	(3)%	3%
Mexico	376	544	349	(31)	56
Latin America	466	621	437	(25)	42

EMEA	810	486	709	67	(31)
Japan	485	322	150	51	NM
Asia	768	920	573	(17)	61

Net income	$5,327	$5,395	$4,642	(1)%	16%

Average risk capital(1)	$19,898	$17,666	$14,785	13%	19%
Return on risk capital(1)	27%	31%	31%
Return on invested capital(1)	20%	24%

(1)
See footnote 5 to the table on page 3.

NM Not meaningful.

2005 vs. 2004

        Revenues, net of interest expense, increased, driven by growth across all products. Equity Markets revenues increased, driven by growth in cash trading, alternative execution and derivatives products. Fixed Income Markets revenue increases reflected growth in interest rate products, commodity derivatives, foreign exchange, and securitized markets. Investment Banking revenue growth was driven by increased advisory fees on strong growth in completed M&A transactions and growth in equity underwriting. Lending revenue growth was mainly due to hedging gains in credit derivatives. Revenues also include a $386 million pretax gain on the sale of Nikko Cordial shares.

        Operating expenses increased due to higher incentive compensation, including repositioning costs of $212 million pretax (in the 2005 first quarter), increased investment spending on strategic growth initiatives, and the impact of the acquisitions of Knight and Lava Trading. Expenses included a $160 million pretax charge to increase reserves for previously disclosed legal matters recorded in the 2005 fourth quarter.

        The provision for credit losses increased, reflecting an increase to loan loss reserves in 2005 and the absence of loan loss reserve releases recorded in the prior year. The provision for credit losses in 2005 included $289 million to increase loan loss reserves for increases in off-balance sheet exposure, and a slight decline in credit quality.

        Net income in the U.S. decreased primarily due to an increased provision for credit losses.

        The negative impact of a flat yield curve on revenues and the absence of loan loss reserve releases recorded in the prior year caused a decline in Mexican net income.

        Latin America net income decreased primarily due to the absence of loan loss reserve releases recorded in 2004 and a decline in revenues from completed corporate finance transactions. Credit quality in Argentina and Brazil improved.

        EMEA net income increased as a result of strong revenues across all businesses and lower credit provisions. Revenues increased in Fixed Income Markets, Equity Markets, Investment Banking, and Lending, on higher volumes and growth in customer activity.

        Net income in Japan increased due to strong growth in Equity Markets and Fixed Income Markets revenues and a $248 million after-tax gain on the sale of Nikko Cordial shares recorded in the 2005 fourth quarter.

        Net income in Asia decreased primarily due to lower Fixed Income Markets revenues, mainly in global distressed debt trading and foreign exchange trading.

2004 vs. 2003

        Revenues, net of interest expense, increased in our Lending, Fixed Income Markets, and Equity Markets. Lending increased primarily due to the absence of prior-year losses in credit derivatives (which serve as an economic hedge for the loan portfolio) and the acquisition of KorAm. Fixed Income Markets' increase was driven primarily by higher trading in commodities, distressed debt and mortgage trading, partially offset by declines in interest rate and foreign exchange trading. The Equity Markets increase primarily reflected increases in cash trading, including the impact of the Lava Trading acquisition and higher derivatives, partially offset by declines in convertibles. Investment Banking revenues were flat, reflecting lower debt underwriting offset by growth in equity underwriting and advisory and other fees, primarily M&A.

        Operating expenses increased, primarily due to higher compensation and benefits expense, increased legal reserves, increased investment spending and the acquisitions of KorAm and Lava Trading.

        The provision for credit losses was down, primarily due to lower credit losses in the power and energy industry in Argentina and Brazil, prior-year losses recorded on Parmalat, and loan loss reserve releases as a result of improving credit quality globally.

        Net income in the U.S. increased primarily due to a lower provision for credit losses, as well as increases in Lending, Fixed Income Markets and Equity Markets revenues.

        Mexico net income increased primarily due to loan loss reserve releases resulting from improving credit quality.

        Latin America net income increased primarily due to loan loss reserve releases on improving credit quality, partially offset by the absence of strong prior-year Fixed Income Markets revenues in Brazil.

        In EMEA, declines in Fixed Income Markets and relatively flat advisory and other revenues, as well as increased expenses from legal reserves, higher investment spending, and compensation and benefits, drove flat results.

        Net income in Japan increased, driven by increases in Fixed Income Markets and Investment Banking revenues, a gain on the partial sale of Nikko Cordial shares worth $20 million pretax, and a lower provision for credit losses due to loan loss reserve releases.

        Net income in Asia increased primarily due to increases in Fixed Income Markets (mainly in global distressed debt trading and foreign exchange trading), loan loss reserve releases as a result of improving credit quality, and the acquisition of KorAm.

Transaction Services

Transaction Services Net Income In billions of dollars	Transaction Services 2005 Net Income by Region	Transaction Services 2005 Net Revenue by Type

        Transaction Services is composed of Cash Management, Trade Services and Global Securities Services (GSS). Cash Management and Trade Services provide comprehensive cash management and trade finance for corporations and financial institutions worldwide. GSS provides custody and fund services to investors such as insurance companies and pension funds, clearing services to intermediaries such as broker/dealers, and depository and agency/trust services to multinational corporations and governments globally. Revenue is generated from fees for transaction processing, net interest revenue on Trade Services loans and deposits in Cash Management and GSS, and fees on assets under custody in GSS.

	2005	2004	2003	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	In millions of dollars
Revenues, net of interest expense, by region:
U.S.	$1,039	$827	$829	26%	—%
Mexico	191	176	128	9	38
Latin America	519	435	492	19	(12)
EMEA	1,756	1,535	1,353	14	13
Japan	84	73	64	15	14
Asia	1,302	1,032	733	26	41

Revenues, net of interest expense	$4,891	$4,078	$3,599	20%	13%
Operating expenses	3,316	2,846	2,561	17	11
Provision for credit losses	19	(198)	(6)	NM	NM

Income before taxes and minority interest	$1,556	$1,430	$1,044	9%	37%
Income taxes	420	381	296	10	29
Minority interest, net of taxes	1	4	—	(75)	—

Net income	$1,135	$1,045	$748	9%	40%

Net income by region:
U.S.	$95	$84	$132	13%	(36)%
Mexico	74	115	58	(36)	98
Latin America	153	192	129	(20)	49
EMEA	320	272	215	18	27
Japan	13	12	12	8	—
Asia	480	370	202	30	83

Net income	$1,135	$1,045	$748	9%	40%

Average risk capital(1)	$1,328	$1,380	$1,481	(4)%	(7)%
Return on risk capital(1)	85%	76%	51%
Return on invested capital(1)	47%	46%

Key indicators:
Liability balances (average in billions of dollars)	$145	$121	$100	20%	21%
Assets under custody at year end (in trillions of dollars)	8.6	7.9	6.4	9	23

(1)
See footnote 5 to the table on page 3.

NM Not meaningful.

2005 vs. 2004

        Revenues, net of interest expense, increased, reflecting growth in Cash Management and Global Securities Services. Average liability balances grew 20%, primarily due to increases in Asia, EMEA and the U.S., reflecting positive flow from new and existing customers. Average liability balances reached $155 billion in the fourth quarter.

        Cash Management revenue increased mainly due to growth in liability balances, improved spreads, and increased fees from new sales. Revenue growth was at a double-digit rate across all regions.

        Global Securities Services revenue increased, primarily reflecting growth in Latin America, Asia and the U.S.; higher assets under custody and fees; and the impact of acquisitions. Assets under custody reached $8.6 trillion, an increase of $0.7 trillion, or 9%, on strong momentum from record sales, equity markets, and the inclusion of ABN Amro and Unisen assets under custody. This was partially offset by a strengthened U.S. dollar and a slowdown in fixed income markets.

        Trade Services revenue increased, due to growth in Asia and EMEA, partially offset by spread compression in Mexico and Latin America.

        The change in the provision for credit losses was attributable to a reserve release of $163 million in 2004; this compared to reserve increases of $18 million in 2005.

        Operating expenses increased on higher business volumes, acquisitions, and investments in growth opportunities.

        Net income in the U.S. increased, due to growth in liability balances, improved spreads, and an increase in assets under custody, partially offset by higher expenses due to acquisitions and continued investment spending.

        Mexico net income decreased, due primarily to loan loss reserve releases in 2004. Adjusting for the reserve releases in 2004, net income momentum was strong.

        Latin America net income decreased, due primarily to the impact of loan loss reserve releases in 2004.

        EMEA net income increased, mainly due to increases in liability balances and assets under custody, which drove strong revenues in Cash Management and Global Securities Services.

        Asia net income rose in 2005, driven by new sales, increased fees from higher customer volumes, the impact of the KorAm acquisition, and growth in liability balances.

        Japan net income increased, mainly due to increases in liability balances and assets under custody.

        Cash-basis loans, which in the Transaction Services businesses are primarily trade finance receivables, were $81 million and $112 million at December 31, 2005 and 2004, respectively. The decrease of $31 million in 2005 was primarily due to a decline in Brazil.

2004 vs. 2003

        Revenues, net of interest expense, increased, reflecting growth in Cash Management and Global Securities Services, offset by declines in Trade Services.

        Cash Management revenue increased, mainly due to growth in liability balances (primarily in Asia and EMEA and the acquisition of KorAm), improved spreads, a benefit from foreign currency translation and increased fees. This was partially offset by gains on the early termination of intracompany deposits (which were offset in Capital Markets and Banking) in 2003.

        Global Securities Services revenue increased, primarily reflecting higher fees on a $1.5 trillion increase in assets under custody from market appreciation, foreign translation benefits, incremental net sales, and the impact of acquisitions. These improvements were partially offset by a prior-year gain on the sale of interest in a European market exchange.

        Trade Services revenue decreased, primarily due to lower spreads.

        Operating expenses increased on the impact of foreign currency translation and higher business volumes, including the effect of acquisitions, as well as increased compensation and benefits costs.

        The provision for credit losses decreased, primarily due to a loan loss reserve release of $163 million in 2004 as a result of improving credit quality and net credit recoveries in Latin America.

        Net income in the U.S. decreased, due to loan loss reserve releases in 2003, increased investment spending, divestitures, increases in expenses, and gains on the early termination of intracompany deposits (which were offset in Capital Markets and Banking) in 2003.

        Mexico net income increased, due primarily to loan loss reserve releases in 2004 and increases in fee revenue.

        Latin America net income increased, due primarily to loan loss reserve releases in 2004.

        EMEA net income increased, due to increases in liability balances, growth in assets under custody, and the impact of acquisitions.

        Asia net income rose, due to increases in liability balances and a benefit from the impact of KorAm.

        Japan net income was flat at $12 million. Growth in liability balances and assets under custody were offset by higher business and investment spending, including the Nikko Cititrust joint venture.

        Cash-basis loans were $112 million and $156 million at December 31, 2004 and 2003, respectively. The decrease in cash-basis loans of $44 million in 2004 was primarily due to charge-offs in Argentina and Poland.

Other CIB

        Other CIB includes offsets to certain line items reported in other CIB segments, certain non-recurring items and tax amounts not allocated to CIB products.

	2005	2004	2003
	(In millions of dollars)
Revenues, net of interest expense	$2	$602	$(12)
Operating expenses	(684)	7,725	(11)

Income (loss) before income taxes (benefits)	$686	$(7,123)	$(1)
Income taxes (benefits)	253	(2,725)	15

Net income (loss)	$433	$(4,398)	$(16)

2005 vs. 2004:

        Net income of $433 million in 2005, compared to a net loss of $4.398 billion in 2004, is primarily the result of the $4.95 billion after-tax WorldCom and Litigation Reserve Charge recorded in 2004 and the release of WorldCom/ Research litigation reserves of $375 million after-tax in the 2005 fourth quarter. Results in 2004 included a $378 million after-tax gain on the sale of Samba recorded in EMEA. Results in 2005 included a $120 million after-tax insurance recovery related to WorldCom and Enron legal matters recorded in the 2005 fourth quarter.

2004 vs. 2003:

        Net loss of $4.398 billion included the $4.95 billion after-tax WorldCom and Litigation Reserve Charge, partially offset by a $378 million after-tax gain on the sale of Samba recorded in EMEA.

Corporate and Investment Banking Outlook

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 95.

        CIB is significantly affected by the levels of activity in the global capital markets, which are influenced by macro-economic and political developments, among other factors, in the approximately 100 countries in which the business operates. Global economic and market events can have both positive and negative effects on the revenue and credit performance of the businesses.

        As we enter the year, the credit environment is stable; however, losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

        In 2006, Capital Markets & Banking initiatives will continue to focus on the delivery of financial solutions tailored to clients' needs and the targeting of client segments with strong growth prospects. The business intends to leverage its position in flow products and client relationships to increase its share of higher-margin structured products, for which continued demand is expected. Building on the momentum of 2005, Capital Markets and Banking will continue to leverage the acquisitions of Lava Trading, Knight Trading's derivatives markets businesses and the more recently announced electronic communications network, to grow the Equity Markets business. The business has initiated a multi-year build out of structured products capabilities in rates, currencies and credit, which should become a platform for future growth. Banking will build on the successful launch last year of the National Corporate Bank and National Investment Bank in the U.S. and continue to expand its client base in Europe and the emerging markets, particularly the rapidly expanding small and medium enterprises (SME) business segment. In parallel, leveraging the CIB's global network, client teams will seek to further strengthen client relationships and increase market share and revenues.

        In 2006, Transaction Services will work to grow revenues and earnings organically while funding strategic investments. The recent investments in funds services, cross-border payments and liquidity management will drive some of this growth. The recent U.S. interest rate increases are expected to have a positive impact on revenue; however, this may be partially offset by industry-wide spread compression, especially in trade financing. Global Securities Services is well positioned to capitalize on the momentum in the global capital markets, especially in emerging markets.

GLOBAL WEALTH MANAGEMENT

Global Wealth Management Net Income In billions of dollars	Global Wealth Management 2005 Net Income by Product	Global Wealth Management 2005 Net Income by Region*

*Excludes Japan loss of $82 million.

Global Wealth Management is composed of the Smith Barney Private Client businesses (including Citigroup Wealth Advisors outside the U.S.), Citigroup Private Bank, and Citigroup Investment Research.

	2005	2004	2003	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	(In millions of dollars)
Revenues, net of interest expense by region:
U.S.	$7,628	$7,241	$6,596	5%	10%
Mexico	124	138	117	(10)	18
Latin America	203	227	212	(11)	7
EMEA	295	291	260	1	12
Japan	(6)	200	264	NM	(24)
Asia	440	432	398	2	9

Revenues, net of interest expense	$8,684	$8,529	$7,847	2%	9%
Operating expenses	6,696	6,666	5,753	—	16
Provision for loan losses	29	(5)	12	NM	NM

Income before taxes	$1,959	$1,868	$2,082	5%	(10)%
Income taxes	715	659	736	8	(10)

Net income	$1,244	$1,209	$1,346	3%	(10)%

Net income by region:
U.S.	$1,141	$1,179	$1,076	(3)%	10%
Mexico	44	52	41	(15)	27
Latin America	17	43	44	(60)	(2)
EMEA	8	15	(16)	(47)	NM
Japan	(82)	(205)	83	60	NM
Asia	116	125	118	(7)	6

Net income	$1,244	$1,209	$1,346	3%	(10)%

Average risk capital(1)	$2,113	$1,907	$1,896	11%	1%
Return on risk capital(1)	59%	63%	71%
Return on invested capital(1)	46%	52%

(1)
See footnote 5 to the table on page 3.

NM
Not meaningful.

Smith Barney

Smith Barney Net Income In billions of dollars	Smith Barney Total Assets Under Fee-Based Management In billions of dollars at December 31	Smith Barney Financial Advisors At December 31

        Smith Barney provides investment advice, financial planning and brokerage services to affluent individuals, companies, and non-profits through a network of more than 13,000 Financial Advisors in more than 600 offices primarily in the U.S. Smith Barney generates revenue from managing client assets, acting as a broker for clients in the purchase and sale of securities, financing customers' securities transactions and other borrowing needs through lending, and through the sale of mutual funds.

	2005	2004	2003	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	(In millions of dollars)
Revenues, net of interest expense	$6,825	$6,485	$5,851	5%	11%
Operating expenses	5,405	5,016	4,570	8	10
Provision for loan losses	12	—	1	—	(100)

Income before taxes	$1,408	$1,469	$1,280	(4)%	15%
Income taxes	537	578	485	(7)	19

Net income	$871	$891	$795	(2)%	12%

Average risk capital(1)	$938	$1,156	$1,269	(19)%	(9)%
Return on risk capital(1)	93%	77%	63%
Return on invested capital(1)	59%	57%

Key indicators: (in billions of dollars)
Total assets under fee-based management	$321	$240	$209	34%	15%
Total client assets	$1,130	$978	$912	16	7
Financial advisors	13,414	12,138	12,207	11	(1)
Annualized revenue per financial advisors (in thousands of dollars)	$556	$536	$473	4	13

(1)
See footnote 5 to the table on page 3.

2005 vs. 2004

        Revenues, net of interest expense, increased primarily due to a $459 million increase in asset-based revenue. Lower client trading volumes drove a decline in transactional revenue, which decreased by $119 million.

        Operating expenses increased, primarily due to higher production-related compensation as a result of increased revenue. The increase also included repositioning charges of $28 million pretax in the first quarter of 2005, higher legal costs, and integration costs related to the acquisition of the Legg Mason retail brokerage business.

        Provision for loan loss increased, primarily reflecting the impact of growth in tailored loans.

        On December 1, 2005, Smith Barney completed the acquisition of Legg Mason's private client business, which added 124 branches, approximately $100 billion of assets under management and more than 1,200 financial advisors, primarily in the Mid-Atlantic and Southeastern states. These branches and financial advisors were converted to Smith Barney's operating platform during the 2006 first quarter.

        Total assets under fee-based management increased, reflecting organic growth and the addition of Legg Mason. Total client assets, including assets under fee-based management, increased primarily due to higher equity market values, the acquisition of Legg Mason and positive net flows of $28 billion.

2004 vs. 2003

        Revenues, net of interest expense, increased in both asset-based fee revenue, reflecting higher assets under fee-based management, and transactional revenue, reflecting equity market appreciation driving trading.

        Operating expenses increased, primarily reflecting higher marketing, legal and compliance costs, as well as continued investment in new client offerings.

        The increase in total assets under fee-based management was primarily due to positive net flows and higher equity market values. Total client assets, including assets under fee-based management, increased primarily due to higher equity market values and positive net flows of $24 billion.

Citigroup Investment Research

        Citigroup Investment Research provides independent client-focused research to individuals and institutions around the world. The majority of expense for this organization is charged to the Global Equities business in Capital Markets and Banking and Smith Barney.

Private Bank

Private Bank Net Income In billions of dollars	Private Bank 2005 Net Income by Region*	Private Bank Client Business Volumes Under Management In billions of dollars at December 31

*Excludes Japan loss of $82 million.

        Private Bank provides personalized wealth management services for high-net-worth clients in 33 countries and territories. These services include comprehensive investment management (investment funds management, capital markets solutions, and trust, fiduciary and custody services), investment finance (credit services including real estate financing, commitments and letters of credit) and banking services (deposit, checking and savings accounts, as well as cash management and other traditional banking services).

	2005	2004	2003	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	In millions of dollars
Revenues, net of interest expense, by region:
U.S.	$803	$756	$745	6%	1%
Mexico	124	138	117	(10)	18
Latin America	203	227	212	(11)	7
EMEA	295	291	260	1	12
Japan	(6)	200	264	NM	(24)
Asia	440	432	398	2	9

Revenues, net of interest expense	$1,859	$2,044	$1,996	(9)%	2%
Operating expenses	1,291	1,650	1,183	(22)	39
Provision for loan losses	17	(5)	11	NM	NM

Income before taxes	$551	$399	$802	38%	(50)%
Income taxes	178	81	251	NM	(68)

Net income	$373	$318	$551	17%	(42)%

Net income by region:
U.S.	$270	$288	$281	(6)%	2%
Mexico	44	52	41	(15)	27
Latin America	17	43	44	(60)	(2)
EMEA	8	15	(16)	(47)	NM
Japan	(82)	(205)	83	60	NM
Asia	116	125	118	(7)	6

Net income	$373	$318	$551	17%	(42)%

Average risk capital(1)	$1,175	$751	$627	56%	20%
Return on risk capital(1)	32%	42%	88%
Return on invested capital(1)	29%	40%

Key indicators: (in billions of dollars)
Client assets under fee-based management	$52	$52	$42	—%	24%
Other client activity	174	172	153	1	12

Total client business volumes	$226	$224	$195	1%	15%

(1)
See footnote 5 to the table on page 3.

NM
Not meaningful.

2005 vs. 2004

        Revenues, net of interest expense, decreased due to the closure of the Japan Private Bank business. Revenue in Japan included losses of $82 million from foreign exchange and interest rate hedges on anticipated client settlements for which reserves were established in the 2004 fourth quarter.

        U.S. revenue increased, primarily driven by increased banking spreads and growth in lending volumes, combined with growth in fee income from discretionary and custody assets. Growth in the U.S. was negatively impacted by net interest revenue compression.

        Mexico revenue decreased as lower client transactional activity was partially offset by increased banking volumes.

        Latin America revenue decreased, primarily driven by lower client transactional activity, a decline in fee income from discretionary and trust assets, and net interest revenue compression.

        EMEA revenue increased, primarily driven by growth in fee income from discretionary assets and growth in banking volumes.

        Asia revenue increased, reflecting higher banking volumes and increased fee income from discretionary, trust and custody assets.

        Operating expenses decreased, primarily due to a $400 million pretax exit plan charge in Japan recorded in the fourth quarter of 2004. Increased expenses in other regions reflected higher employee-related costs, including investments in front office sales and support.

        Provision for loan losses included net recoveries in Asia and Europe, net write-offs in the U.S. and increases in the allowance for loan losses. The allowance reflected an increase in Japan and changes in the application of environmental factors for all regions. Net credit recoveries were (0.02%) of average loans outstanding in both 2005 and 2004.

        Client business volumes increased $2 billion in 2005, as a decline of $14 billion in Japan was offset by growth of $16 billion, or 8%, in other regions. Growth was led by an increase of $3 billion in custody assets, which were higher in the U.S. and Latin America, offsetting the decline in Japan. Managed assets were flat due to the decline in Japan, offset predominantly by the impact of positive net flows in the U.S. Investment finance volumes were flat, reflecting the decline in Japan offset by growth in real-estate-secured loans in the U.S. Banking and fiduciary deposits decreased $1 billion, with double-digit growth in Asia and Europe offset by the decline in Japan.

2004 vs. 2003

        Revenues, net of interest expense, increased, as a $64 million decline in Japan was offset by combined growth of $112 million, or 6%, in other regions.

        U.S. revenue increased, primarily driven by strong growth in banking and lending volumes, combined with growth in fee income from discretionary, custody and trust assets. Growth in the U.S. was negatively impacted by net interest revenue compression as increased funding costs were partially offset by the benefit of changes in the mix of deposits and liabilities.

        Mexico revenue increased, primarily due to increased client transactional activity and fee income from discretionary, custody and trust assets.

        Revenue increased in Latin America primarily reflecting growth in banking and lending volumes.

        EMEA revenue increased, primarily driven by growth in fee income from discretionary and trust assets as well as increased transactional revenue.

        Revenue in Japan declined as the business began to wind down resulting in lower transactional revenues.

        Asia revenue increased, reflecting broad-based increases in recurring fee-based and net interest revenue that were partially offset by a decline in client transactional activity and lower performance fees.

        Operating expenses increased, primarily due to the $400 million pretax Exit Plan Charge in Japan recorded in the fourth quarter of 2004. Excluding the Exit Plan Charge, expenses increased $67 million, or 6%, primarily reflecting increases in incentive compensation resulting from corresponding increases in revenue, as well as higher staff costs that were driven by investments in bankers and product specialists. Offsetting the growth in expenses was the absence of prior-year repositioning costs in Europe.

        Provision for credit losses included recoveries in Japan, Asia, the U.S., and Europe.

        The decline in the effective tax rate was primarily driven by the impact of the $400 million pretax ($244 million after-tax) Japan Exit Plan implementation charge.

        Client business volumes increased $29 billion in 2004, led by an increase in custody assets, which were higher in all regions except Japan. Managed assets increased $10 billion predominantly in the U.S., reflecting the impact of positive net flows. Investment finance volumes increased $5 billion, on growth in real-estate-secured loans in the U.S. and increased margin lending in the international business, excluding Japan. Banking and fiduciary deposits grew $4 billion with double-digit growth in the U.S. and EMEA, partially offset by a $1 billion, or 19%, decline in Japan.

Global Wealth Management Outlook

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 95.

        Smith Barney—In 2006, Smith Barney expects to see continued asset and revenue growth resulting from the 2005 investments in its wealth management platform, as well as from the acquisition of the Legg Mason private client business.

        Investments are expected to continue in 2006 and will include expanded fee-based services (wealth management, advisory, and liability management among others) as well as selective recruiting and training of financial advisors.

        In Citigroup Investment Research, major initiatives include strategically expanding research coverage in targeted sectors, continuing expense management, and refining the scope and management structure of the global research platform.

        Private Bank—In 2006, the Private Bank will continue to focus on expansion in geographic markets, adding onshore offices and bankers in India, Brazil, China, Mexico, the United Kingdom and select cities in North America. Moreover, the Private Bank will continue to invest in building out new product capabilities, maintain and expand successful partnerships with other Citigroup entities, and develop its team of bankers.

        In 2006, the Private Bank expects growth in recurring fee-based revenue and transactional revenue to be partially offset by a decline in net interest revenue due to the flat-yield-curve environment. Investments in origination, product and onshore market build-outs will negatively affect net income growth, as the associated revenues will trail the costs in the near term.

ALTERNATIVE INVESTMENTS

Alternative Investments Net Income In billions of dollars	Alternative Investments Capital Under Management In billions of dollars at December 31	Alternative Investments 2005 Revenue by Type

* Excludes Other loss of $1 million

        Alternative Investments (AI) manages capital on behalf of Citigroup, as well as for third-party institutional and high-net-worth investors. AI is an integrated alternative investment platform that manages a wide range of products across five asset classes, including private equity, hedge funds, real estate, structured products and managed futures. AI's business model is to enable its 12 investment centers to retain entrepreneurial qualities required to capitalize on evolving opportunities, while benefiting from the intellectual, operational and financial resources of Citigroup.

	2005	2004	2003	% Change 2005 vs. 2004	% Change 2004 vs. 2003
	Dollars in millions
Net realized and net change in unrealized gains	$2,582	$1,039	$520	NM	100%
Fees, dividends and interest	509	269	418	89%	(36)
Other	(1)	122	83	NM	47

Total proprietary investment activities revenues	$3,090	$1,430	$1,021	NM	40%
Client revenues(1)	340	273	258	25%	6

Total revenues, net of interest expense	$3,430	$1,703	$1,279	NM	33%
Operating expenses	633	462	393	37%	18
Provision for loan losses	(2)	—	—	—	—

Income before taxes and minority interest	$2,799	$1,241	$886	NM	40%

Income taxes	$950	$398	$309	NM	29%
Minority interest, net of taxes	412	75	175	NM	(57)

Net income	$1,437	$768	$402	87%	91%

Average risk capital(2)	$4,264	$3,669	$3,945	16%	(7)%
Return on risk capital(2)	33%	21%	10%
Return on invested capital(2)	31%	19%

Key indicators: (in billions of dollars)
Capital under management:
Client	$25.4	$20.4	$20.5	25%	—
Proprietary	12.2	8.1	7.4	51	9%

Total	$37.6	$28.5	$27.9	32%	2%

(1)
Includes fee income. Prior to 2005, revenue was reported net of profit sharing (profit sharing was reflected in the internal Citigroup distributor's revenues).

(2)
See footnote 5 to the table on page 3.

NM
Not meaningful

        The Proprietary Portfolio of Alternative Investments consists of private equity, single- and multi-manager hedge funds, real estate, St. Paul Travelers Companies Inc. (St. Paul) common shares, MetLife, Inc. (MetLife) common shares, and Legg Mason, Inc. (Legg Mason) common and preferred shares. Private equity, which constitutes the largest proprietary investments on both a direct and indirect basis, is in the form of equity and mezzanine debt financing in companies across a broad range of industries worldwide, including in developing economies. Such investments include Citigroup Venture Capital International Brazil, LP (CVC/Brazil, formerly CVC/Opportunity Equity Partners, LP), which has invested primarily in companies privatized by the government of Brazil in the mid-1990s.

        The Client Portfolio is composed of single- and multi-manager hedge funds, real estate, managed futures, private equity, and a variety of leveraged fixed income products (credit structures). Products are distributed to investors directly by AI and through Citigroup's Private Bank and Smith Barney businesses. Revenue includes management and performance fees earned on the portfolio. Prior to 2005, the pretax profits from managing capital on behalf of Global Wealth Management clients were recorded in the respective Citigroup distributor's income statement as a component of revenues.

        Investments held by investment company subsidiaries (including CVC Brazil) are carried at fair value with the net change in unrealized gains and losses recorded in income. Certain private equity investments in companies located in developing economies that are not held in investment company subsidiaries are either carried at cost or accounted for by the equity method, with unrealized losses recognized in income for other-than-temporary declines in value. Investments classified as available-for-sale are carried at fair value with the net change in unrealized gains and losses recorded in equity as accumulated other charges in equity from nonowner sources. All other investment activities are primarily carried at fair value, with the net change in unrealized gains and losses recorded in income.

        The ownership of St. Paul shares was a result of the April 1, 2004 merger of Travelers Property Casualty Corp. (TPC) with The St. Paul Companies. The sale of Citigroup's Life Insurance and Annuities business to MetLife, Inc. on July 1, 2005, included $1.0 billion in MetLife equity securities in the sale proceeds. The investment in Legg Mason resulted from the sale of Citigroup's Asset Management business to Legg Mason, Inc. on December 1, 2005, which included $2.298 billion, a combination of Legg Mason common and preferred equity securities in the sale proceeds. The St. Paul, MetLife and Legg Mason equity securities are classified on Citigroup's Consolidated Balance Sheet as Investments (available-for-sale).

St. Paul, MetLife and Legg Mason Equity Securities

Company	Type of Ownership	Shares owned on December 31, 2005	Sale Restriction	Market Value as of December 31, 2005 ($ millions)	Pretax Unrealized Gain (Loss) as of December 31, 2005 ($ millions)
St. Paul Travelers Companies, Inc.	Common stock representing approximately 1.8% ownership	12.3 million	To comply with the terms of an IRS private letter ruling on the spin-off of TPC, Citigroup must sell all shares by August 20, 2007	$549	$244
MetLife, Inc.	Common stock representing approximately 3.0% ownership	22.4 million	May be sold in private offerings until July 1, 2006. Thereafter, may be sold publicly	$1,099	$99
Legg Mason, Inc.	Common stock representing approximately 4.7% ownership 13.3 shares (convertible into 13.3 million shares of common stock upon sale to non-affiliate) Non-voting convertible preferred stock representing approximately 10.0% ownership	5.4 million	May be sold in private offerings after receipt and may be sold publicly after March 1, 2006	$2,243	$(55)

Total				$3,891	$288

2005 vs. 2004

        Total proprietary revenues, net of interest expense, were composed of revenues from private equity of $2.6 billion, other investment activity of $458 million and hedge funds of $69 million. Private equity revenue increased $1.2 billion, primarily driven by gains realized through the sale of portfolio investments. The Company's investment in CVC/Brazil is subject to a variety of unresolved matters involving some of its portfolio companies, which could affect future valuation of these companies.* Other investment activities revenue increased $364 million, due to realized gains from the sale of a portion of Citigroup's investment in St. Paul shares, while hedge fund revenue increased $57 million due to a higher net change in unrealized gains on a substantially increased asset base. Client revenues increased $67 million, reflecting increased management fees from 25% growth in client capital under management.

        Operating expenses increased due primarily to increased performance-driven compensation and higher investment spending in hedge funds and real estate.

        Minority interest, net of tax, increased, primarily due to private equity gains related to underlying investments held by consolidated legal entities. The impact of minority interest is reflected in fees, dividends, and interest, and net realized gains/(losses) consistent with cash proceeds received by minority interest.

        Proprietary capital under management increased $4.1 billion, primarily driven by the MetLife and Legg Mason shares acquired during 2005, as well as the funding of proprietary investments in hedge funds and real estate, partially offset by the sale of a portion of Citigroup's holdings of St. Paul shares.

        Client capital under management increased $5.0 billion due to inflows from institutional and high-net-worth clients, and the reclassification of $1.4 billion in assets for the former Travelers Life & Annuities business, following the July 1, 2005 sale to MetLife.

2004 vs. 2003

        Total proprietary revenues, net of interest expense were composed of $1.3 billion for private equity, $12 million for hedge funds and $94 million for other investment activity. Private equity revenues increased $418 million primarily due to net unrealized gains from investments managed by the U.S. and international investment teams as compared to net unrealized losses in 2003. Other investment activity revenue increased $60 million, reflecting sales in 2004 of St. Paul shares. Partially offsetting these increases, hedge fund revenues decreased $69 million as a result of a lower change in unrealized gains in 2004 versus 2003.

        Operating expenses increased, primarily reflecting higher performance-driven compensation.

        Minority interest, net of tax, decreased, primarily due to the absence of prior-year dividends and a mark-to-market valuation on the recapitalization of a private equity investment held by a consolidated legal entity.

        Proprietary capital under management increased, primarily driven by growth in hedge funds, partially offset by a decrease in private equity.

*
This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 95.

CORPORATE/OTHER

        Corporate/Other includes net treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications reported in the business segments (inter-segment eliminations), the results of discontinued operations, the cumulative effect of accounting change and unallocated taxes.

	2005	2004	2003
	In millions of dollars
Revenues, net of interest expense	$(580)	$(270)	$935
Operating expenses	383	(27)	843
Provisions for loan losses and for benefits and claims	(2)	—	(2)

Income (loss) from continuing operations before taxes and minority interest and cumulative effect of accounting change	$(961)	$(243)	$94
Income tax benefits	(309)	(281)	(187)
Minority interest, net of taxes	15	(10)	10

Income (loss) from continuing operations before cumulative effect of accounting change	$(667)	$48	$271
Income from discontinued operations	4,832	992	795
Cumulative effect of accounting change	(49)	—	—

Net income	$4,116	$1,040	$1,066

2005 vs. 2004

        Revenues, net of interest expense, decreased, primarily due to the absence of the prior-year gain on sale of EFS and lower treasury results, partially offset by higher intersegment eliminations. Higher short-term interest rates, partially offset by lower funding balances, drove a decline in treasury results.

        Operating expenses increased, primarily due to higher intersegment eliminations and unallocated employee-related costs, increased staffing and technology costs, and increased Citigroup Foundation contributions. These were partially offset by a reserve release associated with the shutdown of the Private Bank in Japan.

        Income tax benefits increased, due to the higher pretax loss in the current year, offset by the $147 million tax reserve release due to the closing of a tax audit in 2004.

        Discontinued operations represent the operations in the Company's Sale of the Asset Management Business to Legg Mason, Inc., and the Sale of the Life Insurance and Annuities Business. For 2005, income from discontinued operations included a $2,082 million, after-tax gain from the Sale of the Asset Management Business, as well as a $2,120 million, after-tax gain from the Sale of the Life Insurance and Annuities Business. See Note 3 to the Consolidated Financial Statements on page 119.

2004 vs. 2003

        Revenues, net of interest expense, decreased, primarily due to lower net treasury results, lower intersegment eliminations and the absence of the prior-year revenues earned in the EFS business, partially offset by the gain on the sale of EFS. The treasury decrease resulted from increased funding costs, due to both higher interest rates as well as higher debt levels, and the absence of the prior-year gain on the sale of a convertible bond.

        Operating expenses decreased, primarily due to lower intersegment eliminations, the absence of prior-year operating expense in EFS and lower employee-related costs.

        Income tax benefits of $281 million in 2004 included the impact of a $147 million tax reserve release due to the closing of a tax audit, compared with a tax reserve release of $200 million in 2003 that had been held at the legacy Associates' businesses and was deemed to be in excess of expected tax liabilities.

RISK FACTORS

        The following discussion sets forth certain risks that the Company believes could cause its actual future results to differ materially from expected results.

        Economic conditions.    The profitability of Citigroup's businesses may be affected by global and local economic conditions, such as the liquidity of the global financial markets, the level and volatility of interest rates and equity prices, investor sentiment, inflation, and the availability and cost of credit.

        The Company generally maintains large trading portfolios in the fixed income, currency, commodity and equity markets and has significant investment positions, including investments held by its private equity business. The revenues derived from the values of these portfolios are directly affected by economic conditions.

        The credit quality of Citigroup's on-balance sheet assets and off-balance sheet exposures is also affected by economic conditions, as more loan delinquencies would likely result in a higher level of charge-offs and increased provisions for credit losses, adversely affecting the Company's earnings. The Company's consumer businesses are particularly affected by factors such as prevailing interest rates, the rate of unemployment, the level of consumer confidence, changes in consumer spending and the number of personal bankruptcies.

        Credit, market and liquidity risk.    As discussed above, the Company's earnings may be impacted through its market risk and credit risk positions and by changes in economic conditions. In addition, Citigroup's earnings are dependent upon the extent to which management can successfully manage its positions within the global markets. In particular environments, the Company may not be able to mitigate its risk exposures as effectively as desired, and may have unwanted exposures to certain risk factors.

        The Company's earnings are also dependent upon its ability to properly value financial instruments. In certain illiquid markets, judgmental estimates of value may be required. The Company's earnings are also dependent upon how effectively it assesses the cost of credit and manages its portfolio of risk concentrations. In addition to the direct impact of the successful management of these risk factors, management effectiveness is taken into consideration by the rating agencies, which determine the Company's own credit ratings and thereby establish the Company's cost of funds.

        Competition.    Merger activity in the financial services industry has produced companies that are capable of offering a wide array of financial products and services at competitive prices. Globalization of the capital markets and financial services industries exposes Citigroup to competition both at the global and local level. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products. Citigroup's ability to grow its businesses, and therefore its earnings, is affected by these competitive pressures.

        Country risk.    Citigroup's international revenues are subject to risk of loss from unfavorable political and diplomatic developments, currency fluctuations, social instability, and changes in governmental policies, including expropriation, nationalization, international ownership legislation, and tax policies. In addition, revenues from the trading of international securities and investment in international securities may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be accentuated because certain international trading markets, particularly those in emerging market countries, are typically smaller, less liquid and more volatile than U.S. trading markets.

        For geographic distributions of net income, see page 17. For a discussion of international loans, see Note 11 to the Consolidated Financial Statements on page 126 and "Country and Cross-Border Risk Management Process" on page 75.

        Operational risk.    Citigroup is exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and record-keeping errors, and computer/telecommunications systems malfunctions. Given the high volume of transactions at Citigroup, certain errors may be repeated or compounded before they are discovered and rectified. In addition, the Company's necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/ telecommunications outages), which may give rise to losses in service to customers and/or monetary loss to the Company. All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its customers.

        U.S. fiscal policies.    The Company's businesses and earnings are affected by the fiscal policies adopted by regulatory authorities of the United States. For example, in the United States, policies of the Federal Reserve Board directly influence the rate of interest paid by commercial banks on their interest-bearing deposits and also may affect the value of financial instruments held by the Company. In addition, such changes in fiscal policy may affect the credit quality of the Company's customers. The actions of the Federal Reserve Board directly impact the Company's cost of funds for lending, capital raising and investment activities.

        Reputational and legal risk.    Various issues may give rise to reputational risk and cause harm to the Company and its business prospects. These issues include appropriately dealing with potential conflicts of interest; legal and regulatory requirements; ethical issues; money laundering laws; privacy laws; information security policies; and sales and trading practices. Failure to address these issues appropriately could also give rise to additional legal risk to the Company, which could increase the number of litigation claims and the amount of damages asserted against the Company, or subject the Company to regulatory enforcement actions, fines and penalties.

        Certain regulatory considerations.    As a worldwide business, Citigroup and its subsidiaries are subject to extensive regulation, new legislation and changing accounting standards and interpretations thereof. Legislation is introduced, including tax legislation, from time to time in Congress, in the states and in foreign jurisdictions that may change banking and financial services laws and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. The Company cannot determine whether such legislation will be enacted and the ultimate effect that would have on the Company's results.

MANAGING GLOBAL RISK

        The Citigroup risk management framework recognizes the diversity of Citigroup's global business activities by balancing strong corporate oversight with well-defined independent risk management functions within each business.

        The Citigroup Senior Risk Officer is responsible for:

  •
  establishing standards for the measurement and reporting of risk,

  •
  managing and compensating the senior independent risk managers at the business level,

  •
  approving business-level risk management policies,

  •
  reviewing major risk exposures and concentrations across the organization.

        The independent risk managers at the business level are responsible for establishing and implementing risk management policies and practices within their business, for overseeing the risk in their business, and for responding to the needs and issues of their business.

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

        Risk capital quantifies or is a metric of risk levels and the tradeoff of risk and return. Risk capital is used in the calculation of return on risk capital (RORC) and return on invested capital (ROIC) measures for assessing business performance and allocating Citigroup's balance sheet and risk-taking capacity.

        RORC, calculated as annualized net income divided by average risk capital, compares business income with the capital required to absorb the risks. This is analogous to a return on tangible equity calculation. It is used to assess businesses' operating performance and to determine incremental allocation of capital for organic growth.

        ROIC is calculated using income adjusted to exclude a net internal funding cost Citigroup levies on the intangible assets of each business. This adjusted annualized income is divided by the sum of each business' average risk capital and intangible assets (excluding mortgage servicing rights, which are captured in risk capital). ROIC thus compares business income with the total invested capital—risk capital and intangible assets—used to generate that income. ROIC is used to assess returns on potential acquisitions and divestitures, and to compare long-term performance of businesses with differing proportions of organic and acquired growth.

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

        At December 31, 2005, 2004 and 2003, risk capital for Citigroup was composed of the following risk types:

	2005	2004	2003
	In billions of dollars
Credit risk	$36.1	$33.2	$28.7
Market risk	13.5	16.0	16.8
Operational risk	8.1	8.1	6.1
Insurance risk	0.2	0.2	0.3
Intersector diversification(1)	(4.7)	(5.3)	(5.2)

Total Citigroup	$53.2	$52.2	$46.7

Return on risk capital	38%	35%	39%
Return on invested capital	22	17	20

(1)
Reduction in risk represents diversification between risk sectors.

        The increase in Citigroup's risk capital versus December 31, 2004 was primarily driven by increased volumes in the credit portfolio, as well as a $1.6 billion increase in credit risk in U.S. Cards due to risk measurement methodology refinements. This was offset by a decrease in market risk due mostly to the divestitures of the Life Insurance & Annuities and Asset Management businesses.

        Average risk capital, return on risk capital and return on invested capital are provided for each segment and product and are disclosed on pages 19—52.

        The increase in average risk capital in 2005 was driven by increases across Citigroup businesses. The $1.6 billion increase in U.S. Cards was driven by refinements in risk capital methodologies. The increases in U.S. Consumer Lending and International Cards were due primarily to portfolio growth. The increase in International Retail Banking was due to portfolio growth and the acquisition of KorAm in mid-2004.

        Average risk capital in CIB increased $2.2 billion, or 11%, due to the impact in mid-2004 on operational risk of the WorldCom and Litigation Reserve Charge, as well as credit portfolio growth and acquisition of KorAm, offset by a sell-down of the investment in Nikko Cordial. Average risk capital in the Private Bank increased $0.4 billion, or 57%, due largely to an increase in operational risk. Average risk capital for Alternative Investments increased by $0.6 billion, or 16%, due to higher asset balances.

        Citigroup implements updates to risk capital methodologies in the first quarter of each year. To evaluate the impact of the refinements, risk capital as of year-end is calculated under both existing and revised methodologies. For 2006, Citigroup will be updating the methodologies for credit risk, market risk for non-trading positions, and operational risk. Measured under the revised methodologies, the total risk capital as of December 31, 2005 was $55.0 billion ($1.8 billion, or 3%, higher than what was measured under existing methodologies). The increase is due to higher market risk, as measured under the revised models, offset by lower credit risk and greater intersector diversification. RORC and ROIC for the 2006 first quarter will be measured using average risk capital based on the revised methodologies.

CREDIT RISK MANAGEMENT PROCESS

        Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations. Credit risk arises in many of the Company's business activities, including:

  •
  lending

  •
  sales and trading

  •
  derivatives

  •
  securities transactions

  •
  settlement

  •
  when the Company acts as an intermediary on behalf of its clients and other third parties

        The credit risk management process at Citigroup relies on corporate oversight to ensure appropriate consistency with business-specific policies and practices to ensure applicability.

Total Loans
At December 31, 2005

Consumer Credit—90 Days or More Past Due
In millions of dollars at December 31

Corporate Credit—Cash-Basis Loans
In millions of dollars at December 31

Allowance for Credit Losses
In millions of dollars at December 31

LOANS OUTSTANDING

	2005	2004	2003	2002	2001
	In millions of dollars at year end
Consumer loans
In U.S. offices:
Mortgage and real estate	$192,108	$161,832	$129,507	$121,178	$80,099
Installment, revolving credit, and other	127,789	134,784	136,725	113,620	100,801
Lease financing	5,095	6,030	8,523	12,027	13,206

	$324,992	$302,646	$274,755	$246,825	$194,106

In offices outside the U.S.:
Mortgage and real estate	$39,619	$39,601	$28,743	$26,564	$28,688
Installment, revolving credit, and other	90,466	93,523	76,718	65,343	57,681
Lease financing	866	1,619	2,216	2,123	2,143

	$130,951	$134,743	$107,677	$94,030	$88,512

	$455,943	$437,389	$382,432	$340,855	$282,618
Unearned income	(1,323)	(2,163)	(2,500)	(3,174)	(4,644)

Consumer loans—net	$454,620	$435,226	$379,932	$337,681	$277,974

Corporate loans
In U.S. offices:
Commercial and industrial	$22,366	$14,437	$15,207	$22,041	$15,997
Lease financing	1,952	1,879	2,010	2,017	4,473
Mortgage and real estate	29	100	95	2,573	2,784

	$24,347	$16,416	$17,312	$26,631	$23,254

In offices outside the U.S.:
Commercial and industrial	$80,116	$77,052	$62,884	$67,456	$72,515
Mortgage and real estate	5,206	3,928	1,751	1,885	1,874
Loans to financial institutions	16,889	12,921	12,063	8,583	10,163
Lease financing	1,797	2,485	2,859	2,784	2,036
Governments and official institutions	882	1,100	1,496	3,081	4,033

	$104,890	$97,486	$81,053	$83,789	$90,621

	$129,237	$113,902	$98,365	$110,420	$113,875
Unearned income	(354)	(299)	(291)	(296)	(455)

Corporate loans—net	$128,883	$113,603	$98,074	$110,124	$113,420

Total loans—net of unearned income	$583,503	$548,829	$478,006	$447,805	$391,394
Allowance for credit losses—on drawn exposures	(9,782)	(11,269)	(12,643)	(11,101)	(9,688)

Total loans—net of unearned income and allowance for credit losses	$573,721	$537,560	$465,363	$436,704	$381,706

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

	2005	2004	2003	2002	2001
	In millions of dollars at year end
Other real estate owned(1)
Consumer	$279	$320	$437	$495	$393
Corporate	150	126	105	75	147
Corporate/Other	—	—	—	—	8

Total other real estate owned	$429	$446	$542	$570	$548

Other repossessed assets(2)	$62	$93	$151	$230	$439

(1)
Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.

(2)
Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

	2005	2004	2003	2002	2001
	In millions of dollars at year end
Allowance for loan losses at beginning of year	$11,269	$12,643	$11,101	$9,688	$8,561

Provision for loan losses
Consumer	$8,224	$7,205	$7,316	$7,714	$5,947
Corporate	(295)	(972)	730	2,281	853

	$7,929	$6,233	$8,046	$9,995	$6,800

Gross credit losses
Consumer(1)
In U.S. offices	$5,922	$6,937	$5,783	$5,826	4,991
In offices outside the U.S.	4,664	3,304	3,270	2,865	2,132
Corporate
Mortgage and real estate
In U.S. offices	—	—	—	5	13
In offices outside the U.S.	—	6	27	23	3
Governments and official institutions outside the U.S.	—	—	111	—	—
Loans to financial institutions
In U.S. offices	—	—	—	—	10
In offices outside the U.S.	10	3	13	4	—
Commercial and industrial
In U.S. offices	78	52	383	825	572
In offices outside the U.S.	287	571	939	1,018	567

	$10,961	$10,873	$10,526	$10,566	$8,288

Credit recoveries
Consumer(1)
In U.S. offices	$1,061	$1,079	$763	$729	$543
In offices outside the U.S.	842	691	735	510	423
Corporate(2)
Mortgage and real estate
In U.S. offices	—	—	—	1	1
In offices outside the U.S.	5	3	1	—	1
Governments and official institutions outside the U.S.	55	1	—	2	—
Loans to financial institutions
In U.S. offices	—	6	—	—	—
In offices outside the U.S.	15	35	12	6	9
Commercial and industrial
In U.S. offices	104	100	34	147	154
In offices outside the U.S.	473	357	215	168	129

	$2,555	$2,272	$1,760	$1,563	$1,260

Net credit losses
In U.S. offices	$4,835	$5,804	$5,369	$5,779	$4,888
In offices outside the U.S.	3,571	2,797	3,397	3,224	2,140

Total	$8,406	$8,601	$8,766	$9,003	$7,028

Other—net(3)	$(1,010)	$994	$2,262	$421	$1,355

Allowance for loan losses at end of year	$9,782	$11,269	$12,643	$11,101	$9,688

Allowance for unfunded lending commitments(4)	$850	$600	$600	$567	$450

Total allowance for loans and unfunded lending commitments	$10,632	$11,869	$13,243	$11,668	$10,138

Net consumer credit losses	$8,683	$8,471	$7,555	$7,452	$6,157
As a percentage of average consumer loans	2.01%	2.13%	2.22%	2.55%	2.33%

Net corporate credit losses/(recoveries)	$(277)	$130	$1,211	$1,551	$871
As a percentage of average corporate loans	NM	0.11%	1.17%	1.44%	0.76%

(1)
Consumer credit losses and recoveries primarily relate to revolving credit and installments loans.

(2)
Amounts in 2003, 2002 and 2001 include $12 million (through the 2003 third quarter), $114 million and $52 million, respectively, of collections from credit default swaps purchased from third parties. From the 2003 fourth quarter forward, collections from credit default swaps are included within Principal Transactions on the Consolidated Statement of Income.

(3)
2005 primarily includes reductions to the loan loss reserve of $584 million related to securitizations and portfolio sales, a reduction of $110 million related to purchase accounting adjustments from the KorAm acquisition, and a reduction of $90 million from the sale of CitiCapital's transportation portfolio. 2004 primarily includes the addition of $715 million of loan loss reserves related to the acquisition of KorAm and the addition of $148 million of loan loss reserves related to the acquisition of WMF. 2003 primarily includes the addition of $2.1 billion of loan loss reserves related to the acquisition of the Sears credit card business. 2002 primarily includes the addition of $452 million of loan loss reserves related to the acquisition of Golden State Bancorp (GSB). 2001 primarily includes the addition of loan loss reserves related to the acquisitions of Banamex and European American Bank (EAB).

(4)
Represents additional credit loss reserves for unfunded corporate lending commitments and letter of credit recorded with Other Liabilities on the Consolidated Balance Sheet.

NM
Not meaningful

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

	2005	2004	2003	2002	2001
	In millions of dollars at year end
Corporate cash-basis loans(1)
Collateral dependent (at lower of cost or collateral value)(2)	$6	$7	$8	$64	$365
Other	998	1,899	3,411	3,931	2,522

Total	$1,004	$1,906	$3,419	$3,995	$2,887

Corporate cash-basis loans(1)
In U.S. offices	$81	$254	$640	$887	$678
In offices outside the U.S.	923	1,652	2,779	3,108	2,209

Total	$1,004	$1,906	$3,419	$3,995	$2,887

Renegotiated loans (includes Corporate and Commercial Business Loans)
In U.S. offices	$22	$63	$107	$115	$263
In offices outside the U.S.	10	20	33	55	74

Total	$32	$83	$140	$170	$337

Consumer loans on which accrual of interest had been suspended(3)
In U.S. offices	$2,307	$2,485	$3,127	$3,114	$3,101
In offices outside the U.S.	1,713	2,978	2,958	2,792	2,266

Total	$4,020	$5,463	$6,085	$5,906	$5,367

Accruing loans 90 or more days delinquent(4) (5)
In U.S. offices	$2,886	$3,153	$3,298	$2,639	$1,822
In offices outside the U.S.	391	401	576	447	776

Total	$3,277	$3,554	$3,874	$3,086	$2,598

(1)
Excludes purchased distressed loans as they are accreting interest in accordance with Statement of Position 03-3, "Accounting for Certain Loans on Debt Securities Acquired in a Transfer" (SOP 03-3) in 2005. In prior years, these loans were classified with other assets. The carrying value of these loans was $1.120 billion at December 31, 2005 and $1.213 billion at December 31, 2004. Prior to 2004, the balances were immaterial.

(2)
A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(3)
The December 31, 2005 balance includes the impact of the change in the EMEA Consumer Write-Off Policy.

(4)
The December 31, 2004 balance includes the PRMI data. The December 31, 2003 balance includes the Sears and Home Depot data. The December 31, 2002 balance includes GSB data. The December 31, 2001 balance includes Banamex data.

(5)
Substantially composed of consumer loans of which $1,591 million, $1,867 million, $1,643 million, $1,764 million, and $920 million are government-guaranteed student loans and Federal Housing Authority mortgages at December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

FOREGONE INTEREST REVENUE ON LOANS(1)

	In U.S. Offices	In non-U.S. Offices	2005 Total
	In millions of dollars
Interest revenue that would have been accrued at original contractual rates(2)	$253	$477	$730
Amount recognized as interest revenue(2)	28	187	215

Foregone interest revenue	$225	$290	$515

(1)
Relates to corporate cash-basis, renegotiated loans and consumer loans on which accrual of interest had been suspended.

(2)
Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

CONSUMER CREDIT RISK

        Within Global Consumer, independent credit risk management is responsible for establishing the Global Consumer Credit Policy, approving business-specific policies and procedures, monitoring business risk management performance, providing ongoing assessment of portfolio credit risk, and approving new products and new risks.

        Approval policies for a product or business are tailored to internal audit ratings, profitability, and credit risk portfolio performance.

CONSUMER PORTFOLIO REVIEW

        Citigroup's consumer loan portfolio is well diversified by both product and location.

Consumer Loans by Type At December 31, 2005	Consumer Loans by Geography At December 31, 2005

        In the Consumer portfolio, credit loss experience is often expressed in terms of annualized net credit losses as a percentage of average loans. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy. For specific write-off criteria, see Note 1 to the Consolidated Financial Statements on page 108.

        Commercial Business includes loans and leases made principally to small- and middle-market businesses. Commercial Business loans comprise 7% of the total consumer loan portfolio. These are placed on a non-accrual basis when it is determined that the payment of interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection.

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet consumer loan portfolios, as well as the accrual status of the Commercial Business loans. The managed loan portfolio includes held-for-sale and securitized credit card receivables. Only U.S. Cards from a product view and U.S. from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes managed credit statistics provide a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. For example, the U.S. Cards business considers both on-balance sheet and securitized balances (together, its managed portfolio) when determining capital allocation and general management decisions and compensation. Furthermore, investors use information about the credit quality of the entire managed portfolio, as the results of both the on-balance sheet and securitized portfolios impact the overall performance of the U.S. Cards business. For a further discussion of managed-basis reporting, see the U.S. Cards business on page 21 and Note 13 to the Consolidated Financial Statements on page 128.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

	Total Loans	90 Days or More Past Due(1)			Average Loans	Net Credit Losses(1)
	2005	2005	2004	2003	2005	2005	2004	2003
	In millions of dollars, except total and average loan amounts in billions
Product View:
U.S.:
U.S. Cards	$45.4	$1,161	$1,271	$1,670	$46.9	$2,737	$3,526	$2,388
Ratio		2.56%	2.25%	2.55%		5.83%	6.30%	5.76%
U.S. Retail Distribution	42.3	818	814	806	40.4	1,404	1,330	1,221
Ratio		1.94%	2.06%	2.34%		3.48%	3.51%	3.74%
U.S. Consumer Lending	181.4	2,624	2,888	2,902	167.5	673	809	966
Ratio		1.45%	1.86%	2.34%		0.40%	0.58%	0.82%
U.S. Commercial Business	33.6	170	188	339	31.3	48	198	467
Ratio		0.51%	0.58%	1.02%		0.15%	0.62%	1.30%
International:
International Cards	24.1	469	345	302	22.5	667	613	558
Ratio		1.95%	1.61%	1.79%		2.97%	3.33%	3.86%
International Consumer Finance	21.8	442	494	543	22.3	1,284	1,386	1,477
Ratio		2.03%	2.13%	2.50%		5.75%	6.36%	7.05%
International Retail Banking	60.4	779	2,086	2,051	61.7	1,882	615	458
Ratio		1.29%	3.36%	4.61%		3.05%	1.15%	1.08%
Private Bank(2)	39.3	79	127	121	38.5	(8)	(5)	18
Ratio		0.20%	0.33%	0.35%		(0.02)%	(0.02)%	0.05%
Other Consumer Loans	2.3	47	—	—	1.7	(4)	(1)	2

On-Balance Sheet Loans(3)	$450.6	$6,589	$8,213	$8,734	$432.8	$8,683	$8,471	$7,555
Ratio		1.46%	1.91%	2.32%		2.01%	2.13%	2.22%

Securitized receivables (all in U.S. Cards)	$96.2	$1,314	$1,296	$1,421	$89.2	$5,326	$4,865	$4,529
Credit card receivables held-for-sale(4)	—	—	32	—	0.4	28	214	221

Managed Loans(5)	$546.8	$7,903	$9,541	$10,155	$522.4	$14,037	$13,550	$12,305
Ratio		1.45%	1.84%	2.25%		2.69%	2.84%	2.97%

Regional View:
U.S.	$330.4	$4,872	$5,216	$5,786	$310.7	$4,860	$5,862	$5,052
Ratio		1.47%	1.70%	2.10%		1.56%	2.05%	2.05%
Mexico	14.8	624	563	580	13.3	284	100	12
Ratio		4.21%	4.65%	6.10%		2.13%	0.95%	0.12%
EMEA	35.9	499	1,785	1,669	37.9	2,132	877	641
Ratio		1.39%	4.44%	4.67%		5.62%	2.40%	2.02%
Japan	11.6	182	308	355	13.7	1,016	1,210	1,331
Ratio		1.56%	1.91%	2.04%		7.43%	7.22%	7.91%
Asia	54.0	376	309	298	53.6	404	413	397
Ratio		0.70%	0.58%	0.87%		0.75%	0.93%	1.26%
Latin America	3.9	36	32	46	3.6	(13)	9	122
Ratio		0.93%	0.94%	1.49%		(0.38)%	0.30%	3.92%

On-Balance Sheet Loans(3)	$450.6	$6,589	$8,213	$8,734	$432.8	$8,683	$8,471	$7,555
Ratio		1.46%	1.91%	2.32%		2.01%	2.13%	2.22%

Securitized receivables (all in U.S. Cards)	96.2	1,314	1,296	1,421	89.2	5,326	4,865	4,529
Credit card receivables held-for-sale(4)	—	—	32	—	0.4	28	214	221

Managed Loans(5)	$546.8	$7,903	$9,541	$10,155	$522.4	$14,037	$13,550	$12,305
Ratio		1.45%	1.84%	2.25%		2.69%	2.84%	2.97%

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

(4)
Included in Other Assets on the Consolidated Balance Sheet.

(5)
This table presents credit information on a held basis and shows the impact of securitizations to reconcile to a managed basis. Only U.S. Cards from a product view, and U.S from a regional view, are impacted. Managed-basis reporting is a non-GAAP measure. Held-basis reporting is the related GAAP measure. See a discussion of managed-basis reporting on page 63.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
	2005	2004	2003	2005	2004	2003
	In billions of dollars
On-balance sheet(1)	$450.6	$430.7	$375.9	$432.8	$396.9	$339.6
Securitized receivables (all in U.S. Cards)	96.2	85.3	76.1	89.2	77.9	71.4
Credit card receivables held-for-sale(2)	—	2.5	—	0.4	3.1	3.2

Total managed(3)	$546.8	$518.5	$452.0	$522.4	$477.9	$414.2

(1)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $4 billion for both 2005 and 2004 and approximately $4 billion and $2 billion, respectively, for 2003, which are included in Consumer Loans on the Consolidated Balance Sheet.

(2)
Included in Other Assets on the Consolidated Balance Sheet.

(3)
This table presents loan information on a held basis and shows the impact of securitization to reconcile to a managed basis. Managed-basis reporting is a non-GAAP measure. Held-basis reporting is the related GAAP measure. See a discussion of managed-basis reporting on page 63.

        Citigroup's total allowance for loans, leases and unfunded lending commitments of $10.632 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the Consumer portfolio was $6.922 billion at December 31, 2005, $8.379 billion at December 31, 2004 and $9.088 billion at December 31, 2003. The decrease in the allowance for credit losses from 2004 of $1.457 billion included:

  •
  reserve releases, primarily related to the impact of the change in bankruptcy legislation on U.S. Cards and continued improved credit conditions in the U.S.

  •
  $663 million of utilizations as a result of standardizing the consumer loan write-off policies in certain EMEA countries in the 2005 third quarter

  •
  $554 million of reductions related to securitizations in the U.S. Cards business

  •
  $110 million of purchase accounting adjustments related to the KorAm acquisition

  •
  $90 million reduction from the sale of the transportation portfolio

  •
  $79 million reclass to a non-credit related reserve in other assets.

        Offsetting these reductions in the allowance for credit losses was the impact of reserve builds of $660 million, primarily related to the estimated credit losses incurred with Hurricane Katrina; increased reserves in EMEA, primarily related to Germany; increased reserves in Mexico; and the impact of the change in bankruptcy legislation on U.S. Retail Distribution. The decrease in the allowance for credit losses in 2004 was primarily due to the impact of reserve releases of $1.171 billion in 2004 related to improving credit conditions, partially offset by the addition of $274 million and $148 million associated with the acquisitions of KorAm and WMF, respectively.

        On-balance sheet consumer loans of $450.6 billion increased $19.9 billion, or 5%, from December 31, 2004, primarily driven by growth in mortgage and other real-estate-secured loans in the U.S. Consumer Lending and Private Bank businesses and growth in student loans. Credit card receivables declined on securitization activities and higher payment rates by customers. In the U.S., Commercial Business loans continued to decline in both 2005 and 2004, reflecting the continued liquidation and sale of non-core portfolios; a decline of approximately $4.3 billion resulting from the 2005 first quarter sale of CitiCapital's transportation portfolio, was partially offset by an increase of $2.4 billion from the FAB acquisition. Loans in Japan also declined, mainly reflecting continued contraction in the International Consumer Finance portfolio. Growth in mortgage and other real-estate-secured loans, the addition of the KorAm and WMF portfolios, and the impact of strengthening currencies drove the increase in 2004.

        Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies.

        Consumer credit loss ratios and net credit losses in 2006 are expected to improve against prior-year levels due to the following:

  •
  The acceleration of 2006 credit losses in 2005 as a result of changes to the U.S. bankruptcy laws that became effective in October 2005.

  •
  The absences of the one-time charge in 2005 for the standardization of the write-off policy within EMEA for Retail Banking and Consumer Finance.

  •
  Continued stability in employment and the credit environment.

        This is expected to be partially offset by additional credit losses in U.S. Cards from the full year impact of adopting the U.S. regulator's mandated change in the minimum payment due balance calculation plus the increase in the losses recognized from the resolution of disputed interest charges by CitiFinancial Japan.

CORPORATE CREDIT RISK

        For corporate clients and investment banking activities across the organization, the credit process is grounded in a series of fundamental policies, including:

  •
  Joint business and independent risk management responsibility for managing credit risks;

  •
  Single center of control for each credit relationship that coordinates credit activities with that client;

  •
  Portfolio limits to ensure diversification and maintain risk/capital alignment;

  •
  A minimum two-authorized credit officer-signature requirement on extensions of credit—one from a sponsoring credit officer in the business and one from a credit officer in independent credit risk management;

  •
  Risk rating standards, applicable to every obligor and facility; and

  •
  Consistent standards for credit origination documentation and remedial management.

        The following table represents the corporate credit portfolio, before consideration of collateral, by maturity at December 31, 2005. The Corporate portfolio is broken out by direct outstandings (which include drawn loans, overdrafts, interbank placements, banker's acceptances, certain investment securities and leases) and unfunded commitments (which include unused commitments to lend, letters of credit and financial guarantees).

Corporate Credit Portfolio

	Due Within 1 Year	Greater than 1 Year but Within 5 Years	Greater than 5 Years	Total Exposure
	In billions of dollars at December 31, 2005
Direct outstandings	$106	$56	$22	$184
Unfunded lending commitments	194	131	7	332

Total	$300	$187	$29	$516

	Due Within 1 Year	Greater than 1 Year but Within 5 Years	Greater than 5 Years	Total Exposure
	In billions of dollars at December 31, 2004
Direct outstandings	$131	$41	$13	$185
Unfunded lending commitments	148	99	13	260

Total	$279	$140	$26	$445

Portfolio Mix

        The corporate credit portfolio is geographically diverse across counterparty, industry and region. The following table shows direct outstandings and unfunded commitments by region:

	Dec. 31, 2005	Dec. 31, 2004
U.S.	47%	42%
EMEA	26	29
Japan	2	3
Asia	15	15
Latin America	4	4
Mexico	6	7

Total	100%	100%

        The maintenance of accurate and consistent risk ratings across the corporate credit portfolio facilitates the comparison of credit exposure across all lines of business, geographic regions and products.

        Obligor risk ratings reflect an estimated probability of default for an obligor, and are derived primarily through the use of statistical models (which are validated periodically), external rating agencies (under defined circumstances), or approved scoring methodologies. Facility risk ratings are assigned, using the obligor risk rating, and then factors that affect the loss-given-default of the facility such as support or collateral are taken into account.

        Internal obligor ratings equivalent to BBB and above are considered investment-grade. Ratings below the equivalent of BBB are considered non-investment-grade.

        The following table presents the corporate credit portfolio by facility risk rating at December 31, 2005 and 2004, as a percentage of the total portfolio:

	Direct Outstandings and Unfunded Commitments
	2005	2004
AAA/AA/A	54%	54%
BBB	29	29
BB/B	15	15
CCC or below	1	1
Unrated	1	1

Total	100%	100%

        The corporate credit portfolio is diversified by industry, with a concentration only to the financial sector, including banks, other financial institutions, investments banks, and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total Corporate portfolio.

	Direct Outstandings and Unfunded Commitments
	2005	2004
Government and central banks	8%	10%
Other financial institutions	8	8
Banks	7	7
Investment banks	5	6
Utilities	5	5
Petroleum	5	4
Insurance	4	4
Agriculture and food preparation	4	4
Telephone and cable	4	4
Industrial machinery and equipment	3	3
Autos	2	2
Freight transportation	2	2
Global information technology	2	2
Chemicals	2	2
Retail	2	2
Metals	2	2
Other industries(1)	35	33

Total	100%	100%

(1)
Includes all other industries, none of which exceeds 2% of total outstandings.

Credit Risk Mitigation

        As part of its overall risk management activities, the Company uses credit derivatives and other risk mitigants to hedge portions of the credit risk in its portfolio, in addition to outright asset sales. The effect of these transactions is to transfer credit risk to credit-worthy, independent third parties. Beginning in the fourth quarter of 2003, the results of the mark-to-market and any realized gains or losses on credit derivatives are reflected in the Principal Transactions line on the Consolidated Statement of Income. At December 31, 2005 and 2004, $40.7 billion and $27.3 billion, respectively, of credit risk exposure was economically hedged. The reported amounts of direct outstandings and unfunded commitments in this report do not reflect the impact of these hedging transactions. At December 31, 2005 and 2004, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution:

Rating of Hedged Exposure

	2005	2004
AAA/AA/A	48%	48%
BBB	43	43
BB/B	6	8
CCC or below	3	1

Total	100%	100%

        At December 31, 2005 and 2004, the credit protection was economically hedging underlying credit exposure with the following industry distribution:

Industry of Hedged Exposure

	2005	2004
Utilities	10%	11%
Telephone and cable	8	7
Agriculture and food preparation	7	7
Autos	7	6
Other financial institutions	6	7
Petroleum	6	3
Industrial machinery and equipment	5	7
Natural gas distribution	5	4
Airlines	4	5
Chemicals	4	4
Pharmaceuticals	4	4
Retail	4	4
Insurance	4	2
Global information technology	3	4
Forest products	3	3
Metals	3	3
Investment banks	3	2
Business services	2	3
Banks	2	3
Freight transportation	2	3
Entertainment	2	2
Other industries(1)	6	6

Total	100%	100%

(1)
Includes all other industries one of which is greater than 2% of the total hedged amount.

Credit Exposure Arising from Derivatives and Foreign Exchange

        Citigroup uses derivatives as both an end-user for asset/liability management and in its client businesses. In CIB, Citigroup enters into derivatives for trading purposes or to enable customers to transfer, modify or reduce their interest rate, foreign exchange and other market risks. In addition, Citigroup uses derivatives and other instruments, primarily interest rate and foreign exchange products, as an end-user to manage interest rate risk relating to specific groups of interest-sensitive assets and liabilities. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions.

        The following tables summarize by derivative type the notionals, receivables and payables held for trading and asset/liability management hedge purposes as of December 31, 2005 and December 31, 2004. See Note 22 to the Consolidated Financial Statements on page 152.

CITIGROUP DERIVATIVES

Notionals

	Trading Derivatives(1)		Asset/Liability Management Hedges(2)
As of December 31
	2005	2004	2005	2004
	In millions of dollars
Interest rate contracts
Swaps	$12,677,814	$10,184,941	$403,576	$256,193
Futures and forwards	2,090,844	1,921,691	18,425	26,958
Written options	1,949,501	1,778,861	5,166	6,373
Purchased options	1,633,983	1,552,763	53,920	73,413
Foreign exchange contracts
Swaps	$563,888	$508,294	$37,418	$30,412
Futures and forwards	1,508,754	1,529,520	53,757	48,147
Written options	249,725	252,507	—	11
Purchased options	253,089	250,459	808	11
Equity contracts
Swaps	$70,188	$56,744	$—	$10
Futures and forwards	14,487	26,122	—	160
Written options	213,383	166,747	—	—
Purchased options	193,248	141,022	—	1,148
Commodity and other contracts
Swaps	$20,486	$14,969	$—	$—
Futures and forwards	10,876	11,163	—	—
Written options	9,761	7,925	—	—
Purchased options	12,240	10,303	—	—
Credit derivatives	$1,030,745	$585,540	$—	$—

Mark-to-Market (MTM) Receivables/Payables

	Derivatives Receivables—MTM		Derivatives Payable—MTM
As of December 31
	2005	2004	2005	2004
	In millions of dollars
Trading Derivatives(1)
Interest rate contracts	$192,761	$190,655	$188,182	$186,391
Foreign exchange contracts	42,749	83,040	41,474	72,410
Equity contracts	18,633	11,150	32,313	29,390
Commodity and other contracts	7,332	7,047	6,986	11,489
Credit derivative	8,106	4,728	9,279	4,701

Total	$269,581	$296,620	$278,234	$304,381
Less: Netting agreements, cash collateral and market value adjustments	(222,167)	(239,136)	(216,906)	(239,895)

Net Receivables/Payables	$47,414	$57,484	$61,328	$64,486

Asset/Liability Management Hedges(2)
Interest rate contracts	$3,775	$4,742	$1,615	$2,541
Foreign exchange contracts	1,385	1,268	1,137	1,655
Equity contracts	—	204	—	7

Total	$5,160	$6,214	$2,752	$4,203

(1)
Trading Derivatives include proprietary positions, as well as hedging derivatives instruments that do not qualify for hedge accounting in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133).

(2)
Asset/Liability Management Hedges include only those hedging derivative instruments that qualify for hedge accounting in accordance with SFAS 133.

        The Company's credit exposure on derivatives and foreign exchange contracts is primarily to professional counterparties in the financial sector, with 79% arising from transactions with banks, investments banks, governments and central banks, and other financial institutions.

        For purposes of managing credit exposure on derivative and foreign exchange contracts, particularly when looking at exposure to a single counterparty, the Company measures and monitors credit exposure taking into account the current mark-to-market value of each contract plus a prudent estimate of its potential change in value over its life. This measurement of the potential future exposure for each credit facility is based on a stressed simulation of market rates and generally takes into account legally enforceable risk-mitigating agreements for each obligor such as netting and margining. The following table presents the global derivatives portfolio by internal obligor credit rating at December 31, 2005 and 2004, as a percentage of credit exposure:

	2005	2004
AAA/AA/A	80%	79%
BBB	11	12
BB/B	8	8
CCC or below	—	—
Unrated	1	1

Total	100%	100%

        The following table presents the global derivatives portfolio by industry of the obligor as a percentage of credit exposure:

	2005	2004
Financial institutions	67%	70%
Governments	12	8
Corporations	21	22

Total	100%	100%

        For asset/liability management hedges, a derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness present in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes the changes in the value of the hedged item that are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value which, if excluded, is recognized in current earnings. See Note 22 to the Consolidated Financial Statements on page 152.

GLOBAL CORPORATE PORTFOLIO REVIEW

        Corporate loans are identified as impaired and placed on a non-accrual basis (cash-basis) when it is determined that the payment of interest or principal is doubtful or when interest or principal is past due for 90 days or more; the exception is when the loan is well secured and in the process of collection. Impaired corporate loans are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value, less disposal costs.

        The following table summarizes corporate cash-basis loans and net credit losses.

	2005	2004	2003
	In millions of dollars
Corporate cash-basis loans
Capital Markets and Banking	$923	$1,794	$3,263
Transaction Services	81	112	156

Total corporate cash-basis loans(1)	$1,004	$1,906	$3,419

Net credit losses (recoveries)
Capital Markets and Banking	$(268)	$148	$1,191
Transaction Services	(9)	(18)	23
Alternative Investments	—	—	(3)

Total net credit losses (recoveries)	$(277)	$130	$1,211

Corporate allowance for loan losses	$2,860	$2,890	$3,555
Corporate allowance for credit losses on unfunded lending commitments(2)	850	600	600

Total corporate allowance for loans and unfunded lending commitments	$3,710	$3,490	$4,155

As a percentage of total corporate loans(3)	2.22%	2.54%	3.62%

(1)
Excludes purchased distressed loans as they are accreting interest in accordance with SOP 03-3 in 2005. In prior years, these loans were classified in Other Assets. The carrying value of these loans was $1.120 billion at December 31, 2005 and $1.213 billion at December 31, 2004. Prior to 2004, the balances were immaterial.

(2)
Represents additional reserves recorded in Other Liabilities on the Consolidated Balance Sheet.

(3)
Does not include the allowance for unfunded lending commitments.

        Cash-basis loans on December 31, 2005 decreased $902 million from 2004; $871 million of the decrease was in Capital Markets and Banking and $31 million was in Transaction Services. Capital Markets and Banking decreased primarily due to declines in charge-offs in Poland, Mexico and Europe. Transaction Services decreased primarily due to reductions in corporate borrowers in India and Mexico.

        Cash-basis loans decreased $1.513 billion in 2004 due to decreases of $1.469 million in Capital Markets and Banking and $44 million in Transaction Services. Capital Markets and Banking primarily reflected declining charge-offs in the U.S., Argentina and Mexico, partially offset by the addition of KorAm. Transaction Services decreased primarily due to the reclassification of cash-basis loans ($248 million) in Mexico to Capital Markets and Banking and charge-offs in Argentina and Poland.

        Total corporate Other Real Estate Owned (OREO) was $150 million, $126 million and $105 million at December 31, 2005, 2004, and 2003, respectively. The $24 million increase in 2005 from 2004 reflects net foreclosures in the U.S. real estate portfolio.

        Total corporate loans outstanding at December 31, 2005 were $129 billion as compared to $114 billion and $98 billion at December 31, 2004 and 2003, respectively.

        Total corporate net credit recovery of $277 million in 2005 decreased $407 million compared to 2004, primarily due to improvements in the overall credit environment, and the absence of losses taken in prior years. Total corporate net credit losses of $130 million in 2004 decreased $1.081 billion compared to 2003 primarily due to improvements in the overall credit environment, and the absence of the exposure to Parmalat.

        Citigroup's allowance for credit losses for loans, leases and lending commitments of $10.632 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the Corporate portfolio was $3.710 billion at December 31, 2005, compared to $3.490 billion at December 31, 2004 and $4.155 billion at December 31, 2003, respectively. The $220 million increase in the total allowance at December 31, 2005 from December 31, 2004 primarily reflects reserve builds of $85 million due to increases in expected losses during the year and the deterioration of the credit quality of the underlying portfolios. The $665 million decrease in the total allowance at December 31, 2004 from December 31, 2003 primarily reflects reserve release of $900 million due to continued improvement in the portfolio, partially offset by the addition of KorAm. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

LOAN MATURITIES AND FIXED/VARIABLE PRICING

	Due Within 1 Year	Over 1 Year but Within 5 Years	Over 5 Years	Total
	In millions of dollars
Corporate loan portfolio maturities
In U.S. offices:
Commercial and industrial loans	$16,278	$3,150	$2,937	$22,365
Mortgage and real estate	21	4	4	29
Lease financing	1,421	275	257	1,953
In offices outside the U.S.	63,357	32,831	8,702	104,890

Total corporate loans	$81,077	$36,260	$11,900	$129,237

Fixed/variable pricing of corporate loans with maturities due after one year(1)
Loans at fixed interest rates	$11,567	$5,065
Loans at floating or adjustable interest rates	24,693	6,835

Total	$36,260	$11,900

(1)
Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 22 to the Consolidated Financial Statements on page 152.

MARKET RISK MANAGEMENT PROCESS

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" on page 83. Price risk is the earnings risk from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

        Market risks are measured in accordance with established standards to ensure consistency across businesses and the ability to aggregate like risk at the Citigroup level. Each business is required to establish, with approval from independent market risk management, a market risk limit framework, including risk measures, limits and controls, that clearly defines approved risk profiles and is within the parameters of Citigroup's overall risk appetite.

        In all cases, the businesses are ultimately responsible for the market risks they take and for remaining within their defined limits.

Non-Trading Portfolios

        Citigroup's non-trading portfolios are managed using a common set of standards that define, measure, limit and report market risk. The risks are managed within limits approved by independent market risk management. In addition, there are Citigroup-wide reporting metrics that are common to all business units, which enable Citigroup to aggregate and compare non-trading risks across businesses. The metrics measure the change in either income or value of the Company's positions under various rate scenarios that are different from the market expectations.

        Citigroup's primary focus is providing financial products for its customers. Loans and deposits are tailored to the customer's requirements in terms of maturity and whether the rate is fixed or floating and, if it is floating, how often the rate resets and according to which market index. These customer transactions result in a risk exposure for Citigroup. This exposure may be related to differences in the timing of maturities, and/or rate resetting for assets and liabilities, or it may be due to different positions resetting based on different indices. In some instances it may also be indirectly related to interest rate changes. For example, mortgage prepayment rates vary not only as a result of interest rate changes, but also with the absolute level of rates relative to the rate on the mortgage itself.

        One function of Treasury at Citigroup is to understand the risks that arise from customer transactions and to manage them so that unexpected changes in the markets do not adversely impact Citigroup's Net Interest Revenue (NIR). Various market factors are considered, including the market's expectation of future interest rates and any different expectations for rate indices (LIBOR, treasuries, etc.). In order to manage these risks effectively, Citigroup may modify customer pricing, enter into transactions with other institutions that may have opposite risk positions and enter into off-balance sheet transactions, including derivatives.

        NIR is a function of the size of the balance and the rate that is earned or paid on that balance. NIR in any period is the result of customer transactions and the related contractual rates from prior periods, as well as new transactions in the current period; it may be impacted by changes in rates on floating rate assets and liabilities. Due to the long-term nature of the portfolio, NIR will vary from quarter to quarter even in the absence of changes in interest rates.

        Citigroup's principal measure of earnings risk to earnings from non-trading portfolios due to interest rates changes is Interest Rate Exposure (IRE). IRE measures the change in expected NIR in each currency that results solely from unanticipated changes in market rates of interest; scenarios are run assuming unanticipated instantaneous parallel rate changes, as well as more gradual rate changes. Other factors such as changes in volumes, spreads, margins, and the impact of prior period pricing decisions can also change current period interest income, but are not captured by IRE. While IRE assumes that businesses make no additional changes in pricing or balances in response to the unanticipated rate changes, in practice businesses may alter their portfolio mix, customer pricing and hedge positions, which could significantly impact reported NIR.

        Citigroup employs additional measurements, including stress testing the impact of non-linear interest rate movements on the value of the balance sheet; analysis of portfolio duration and volatility, particularly as they relate to mortgages and mortgage-backed securities; and the potential impact of the change in the spread between different market indices.

Citigroup Interest Rate Exposure (Impact on Pretax Earnings)

        The exposures in the table below represent the approximate change in NIR for the next 12 months based on current balances and pricing that would result from unanticipated rate change scenarios of an instantaneous 100bp change and a gradual 100bp (25bp per quarter) change in interest rates.

	December 31, 2005		December 31, 2004
	100 bps Increase	100 bps Decrease	100 bps Increase	100 bps Decrease
	In millions of dollars
U.S. dollar
100 bp instantaneous change	$(155)	$284	$(462)	$279
100 bp gradual change	$(73)	$66	NA	NA

Mexican peso
100 bp instantaneous change	$63	$(64)	$46	$(46)
100 bp gradual change	$34	$(34)	NA	NA

Euro
100 bp instantaneous change	$(40)	$40	$(89)	$89
100 bp gradual change	$(19)	$19	NA	NA

Japanese yen
100 bp instantaneous change	$(16)	NM	$36	NM
100 bp gradual change	$(11)	NM	NA	NA

Pound sterling
100 bp instantaneous change	$3	$(3)	$22	$(22)
100 bp gradual change	$9	$(9)	NA	NA

NM
Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the Japanese yen yield curve.

NA
Not applicable.

        The changes in U.S. dollar Interest Rate Exposure from the prior year reflect changes in the aggregate asset/liability mix, changes in actual and projected pre-payments for mortgages and mortgage-related investments, the impact on stockholders' equity of retained earnings net of the WorldCom and Litigation Reserve Charge in 2004, as well as Citigroup's view of prevailing interest rates.

Trading Portfolios

        Price risk in trading portfolios is measured through a complementary set of tools, including factor sensitivities, value-at-risk, and stress testing. Each of these is discussed in greater detail below. Each trading portfolio has its own market risk limit framework, encompassing these measures and other controls, including permitted product lists and a new product approval process for complex products.

        Factor sensitivities are defined as the change in the value of a position for a defined change in a market risk factor (e.g., the change in the value of a Treasury bill for a one basis point change in interest rates). It is the responsibility of independent market risk management to ensure that factor sensitivities are calculated, monitored and, in most cases, limited, for all relevant risks taken in a trading portfolio.

        Value-at-Risk (VAR) estimates the potential decline in the value of a position or a portfolio, under normal market conditions, over a one-day holding period, at a 99% confidence level. The VAR method incorporates the factor sensitivities of the trading portfolio with the volatilities and correlations of those factors. Citigroup's VAR is based on the volatilities of, and correlations between, approximately 250,000 market risk factors, including factors that track the specific issuer risk in debt and equity securities.

        Stress testing is performed on trading portfolios on a regular basis to estimate the impact of extreme market movements. Stress testing is performed on individual trading portfolios, as well as on aggregations of portfolios and businesses, as appropriate. It is the responsibility of independent market risk management, in conjunction with the businesses, to develop stress scenarios, review the output of periodic stress testing exercises, and use the information to make judgments as to the ongoing appropriateness of exposure levels and limits.

        Risk capital for market risk in trading portfolios is based on an annualized VAR figure, with adjustments for intra-day trading activity.

        Total revenues of the trading business consist of customer revenue, which includes spreads from customer flow and positions taken to facilitate customer orders; proprietary trading activities in both cash and derivative transactions; and net interest revenue. All trading positions are marked-to-market with the result reflected in earnings. In 2005, negative trading-related revenue (net losses) were recorded for 34 of 253 trading days. Of the 34 days on which negative revenue (net losses) was recorded, only nine were greater than $30 million. The following histogram of total daily revenue or loss captures trading volatility and shows the number of days in which the Company's trading-related revenues fell within particular ranges.

Histogram of Daily Trading-Related Revenue—Twelve Months Ended December 31, 2005

        Citigroup periodically performs extensive back-testing of many hypothetical test portfolios as one check on the accuracy of its Value-at-Risk (VAR). Back-testing is the process in which the daily VAR of a test portfolio is compared to the ex-post daily change in the market value of its transactions. Back-testing is conducted to confirm the validity of the 99% confidence level that daily market value losses in excess of 99% confidence level occur, on average, only 1% of the time. The VAR calculation for the hypothetical test portfolios, with different degrees of risk concentration, meets this statistical criteria.

        The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

        For Citigroup's major trading centers, the aggregate pretax VAR in the trading portfolios was $93 million at December 31, 2005 and $116 million at December 31, 2004. Daily exposures averaged $109 million in 2005 and ranged from $78 million to $157 million.

        The following table summarizes Value-at-Risk to Citigroup in the trading portfolios as of December 31, 2005 and 2004, along with the averages:

	December 31, 2005	2005 Average	December 31, 2004	2004 Average
	In million of dollars
Interest rate	$83	$100	$103	$96
Foreign exchange	17	14	22	16
Equity	50	40	32	29
Commodity	8	15	15	16
Covariance adjustment	(65)	(60)	(56)	(56)

Total—All market risk factors, including general and specific risk	$93	$109	$116	$101

Specific risk component	$12	$6	$9	$9

Total—General market factors only	$81	$103	$107	$92

        The specific risk component represents the level of issuer-specific risk embedded in the VAR, arising from both debt and equity securities. Citigroup's specific risk model conforms with the 4x-multiplier treatment approved by the Federal Reserve and is subject to extensive hypothetical back-testing (performed on an annual basis), including many portfolios with position concentrations.

        The table below provides the range of VAR in the trading portfolios that was experienced during 2005 and 2004:

	2005		2004
	Low	High	Low	High
	In millions of dollars
Interest rate	$62	$155	$76	$133
Foreign exchange	9	23	8	29
Equity	27	63	15	180
Commodity	5	24	8	22

OPERATIONAL RISK MANAGEMENT PROCESS

        Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. It includes reputation and franchise risk associated with business practices or market conduct that the Company may undertake. Operational risk is inherent in Citigroup's global business activities and, as with other risk types, is managed through an overall framework with checks and balances that include recognized ownership of the risk by the businesses, independent risk management oversight, and independent review by Audit Risk and Review (ARR).

Policy

        The Citigroup Self-Assessment and Operational Risk Framework (the Framework) includes the Citigroup Risk and Control Self-Assessment Policy and the Citigroup Operational Risk Policy, which define Citigroup's approach to operational risk management.

        The Citigroup Operational Risk Policy codifies the core governing principles for operational risk management and provides a framework for operational risks consistent across the Company. Each major business segment must establish its own operational risk procedures, consistent with the corporate policy, and an approved operational risk governance structure. The Framework requires each business to identify its key operational risks as well as the controls established to mitigate those risks and to ensure compliance with laws, regulations, regulatory administrative actions, and Citigroup policies. It also requires that all businesses collect and report their operational risk losses.

        A formal governance structure is established through the Risk and Control Self-Assessment (RCSA) Policy to provide direction, oversight, and monitoring of Citigroup's RCSA programs. The RCSA Policy incorporates standards for risk and control assessment that are applicable to all businesses and staff functions; it establishes RCSA as the process whereby risks inherent in a business' activities are identified and the effectiveness of the key controls over those risks are evaluated and monitored. The objective of the policy is to establish a consistent approach to assessing relevant risks and the overall control environment across Citigroup. RCSA processes facilitate Citigroup's adherence to regulatory requirements, including Sarbanes-Oxley, FDICIA, the International Convergence of Capital Measurement and Capital Standards (Basel II), and other corporate initiatives, including Operational Risk Management and alignment of capital assessments with risk management objectives. The entire process is subject to audit by Citigroup's Audit and Risk Review, and the results of RCSA are included in periodic management reporting, including reporting to Senior Management and the Audit and Risk Committee.

Reporting

        The Operational Risk Policy and its requirements facilitate the effective communication of operational risks both within and across businesses. Information about the businesses' operational risk, historical losses, and the control environment is reported by each major business segment and functional area, and summarized for Senior Management and the Citigroup Board of Directors.

Measurement and Basel II

        Risk Capital (RC) requirements are calculated for operational risk and the Framework is intended to ensure that relevant information is captured by the businesses to support advanced capital modeling and management. An enhanced version of the RC model for operational risk has been developed and is being implemented across the major business segments as a step toward readiness for Basel II capital calculations. The calculation, which is aimed at qualification as an "Advanced Measurement Approach" (AMA) under Basel II, uses a combination of internal and external loss data to support statistical modeling of capital requirement estimates, which are then adjusted modestly to reflect more qualitative data about the operational risk and control environment.

Information Security and Continuity of Business

        In the fall of 2004, Citigroup created the function of Chief Information Technology Risk Officer to enhance risk management practices between information security and continuity of business. This enabled the Company to better manage and aggregate risk on an enterprise-wide basis.

        During 2005, Citigroup created a strategic framework for Information Security technology initiatives, and the Company began implementing enhancements to various Information Security programs across its businesses covering Information Security Risk Management, Security Incident Response and Electronic Transportable Media. The Company also implemented tools to increase the effectiveness of its data protection and entitlement management programs. Additional monthly Information Security metrics were established to better assist the Information Technology Risk Officer in managing enterprise-wide risk. The Information Security Program complies with the Gramm-Leach-Bliley Act and other regulatory guidance.

        During 2005, Citigroup began implementing a new business continuity program that improves risk analysis and provides robust support for business resiliency. The Corporate Office of Business Continuity, with the support of senior management, continued to coordinate global preparedness and mitigate business continuity risks by reviewing and testing recovery procedures.

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

        Management oversight of cross-border risk is performed through a formal country risk review process that includes setting of cross-border limits, at least annually, in each country in which Citigroup has cross-border limits, at least annually, in each country in which Citigroup has cross-border exposure, monitoring of economic conditions globally, and within individual countries with proactive action as warranted, and the establishment of internal risk management policies. Under FFIEC guidelines, total cross-border outstandings include cross-border claims on third parties as well as investments in and funding of local franchises. Cross-border claims on third parties (trade, short-term, and medium- and long-term claims) include cross-border loans, securities, deposits with banks, investments in affiliates, and other monetary assets, as well as net revaluation gains on foreign exchange and derivative products.

        Cross-border outstandings are reported by assigning external guarantees to the country of the guarantor. For outstandings with tangible collateral, they are reflected in the country where the collateral is held. For securities received as collateral, outstandings are assigned to the domicile of the issuer of the securities.

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

        The table below shows all countries in which total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets for the periods presented:

								December 31, 2005		December 31, 2004
	Cross-Border Claims on Third Parties				Investments in Local Franchises
								Total Cross- Border Out- standings		Total Cross- Border Out- standings
	Trading and Short- Term Claims(1)	Resale Agree- ments	All Other	Total	Local Country Assets	Local Country Liabilities	Net Investments in Local Franchises(2)		Commit- ments(3)		Commit- ments
	In billions of dollars
United Kingdom	$7.9	$12.3	$0.6	$20.8	$49.0	$71.7	—	$20.8	$103.8	$32.9	$82.2
Germany	9.9	2.7	2.2	14.8	19.8	21.1	—	14.8	25.0	25.0	19.7
France	7.8	4.9	2.2	14.9	0.4	0.6	—	14.9	33.5	17.3	19.4
South Korea	2.7	—	0.1	2.8	45.4	33.4	12.0	14.8	5.2	14.9	2.2
Netherlands	12.3	1.1	2.4	15.8	0.1	0.7	—	15.8	9.2	12.9	4.9
Canada	3.3	0.7	0.3	4.3	14.1	9.3	4.8	9.1	2.9	12.0	2.6
Italy	8.4	0.8	0.6	9.8	2.6	1.5	1.1	10.9	3.0	10.5	2.7

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

        Total cross-border outstandings under FFIEC guidelines, including cross-border resale agreements based on the domicile of the issuer of the securities that are held as collateral, and long securities positions reported on a gross basis at December 31, 2005, 2004, and 2003, respectively, were (in billions): the United Kingdom ($13.7, $13.2, and $14.6), Germany ($20.0, $39.1, and $41.4), France ($13.4, $16.2, and $17.5), South Korea ($15.0, $15.1, and $4.1), the Netherlands ($17.5, $14.9, and $10.0), Canada ($10.4, $13.0, and $11.5), Italy ($18.8, $14.0, and $18.7).

        Cross-border commitments (in billions) at December 31, 2003 were $28.3 for the United Kingdom, $14.5 for Germany, $7.9 for France, $0.2 for South Korea, $3.7 for the Netherlands, $2.2 for Canada and $2.3 for Italy.

        The sector percentage allocation for bank, public and private cross-border claims, respectively, on third parties under FFIEC guidelines at December 31, 2005 was: the United Kingdom (27%, 21%, and 52%), Germany (30%, 35%, and 35%), France (34%, 18%, and 48%), South Korea (15%, 16%, and 69%), the Netherlands (13%, 23%, and 64%), Canada (20%, 29%, and 51%), and Italy (3%, 74%, and 23%).

        The following table shows cross-border outstandings to our 10 largest emerging market countries for the current period:

								December 31, 2005		December 31, 2004
	Cross-Border Claims on Third Parties				Investments in Local Franchises
	Trading and Short- Term Claims(1)	Resale Agree- ments	All Other	Total	Local Country Assets	Local Country Liabilities	Net Investments in Local Franchises(2)	Total Cross- Border Out- standings	Commit- ments(3)	Total Cross- Border Out- standings	Commit- ments
	In billions of dollars
Mexico	$1.9	$—	$3.7	$5.6	$56.9	$54.6	$2.3	$7.9	$0.9	$7.4	$0.5
Brazil	1.5	0.9	1.6	4.0	8.4	5.2	3.2	7.2	0.3	6.1	0.2
India	3.8	—	0.6	4.4	10.5	8.4	2.1	6.5	0.7	5.3	0.3
China	1.1	3.5	0.3	4.9	3.8	4.6	—	4.9	0.3	3.7	0.3
Taiwan	1.3	2.8	0.3	4.4	8.3	12.4	—	4.4	1.0	7.2	0.9
Hong Kong	2.0	0.1	0.2	2.3	11.2	24.7	—	2.3	0.2	1.5	0.1
Egypt	1.4	—	0.1	1.5	1.1	1.2	—	1.5	0.1	0.1	0.1
Turkey	1.0	—	0.2	1.3	1.7	1.5	0.2	1.5	0.7	1.4	0.2
Chile	0.3	—	0.5	0.8	3.5	2.9	0.6	1.4	0.1	1.6	0.1
Colombia	1.0	—	0.1	1.1	1.4	1.2	0.2	1.3	0.1	1.1	0.1

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

BALANCE SHEET REVIEW

	2005	2004	Increase (Decrease)	% Change
	In billions of dollars
Assets
Loans, net of unearned income and allowance for loan losses	$574	$538	$36	7%
Trading account assets	296	280	16	6
Federal funds sold and securities borrowed or purchased under agreements to resell	217	201	16	8
Investments	181	213	(32)	(15)
All other assets	226	252	(26)	(10)

Total assets	$1,494	$1,484	$10	1%

Liabilities
Deposits	$593	$562	$31	6%
Federal funds purchased and securities loaned or sold under repurchase agreements	242	210	32	15
Brokerage payables	71	50	21	42
Short-term borrowings and long-term debt	284	265	19	7
Trading account liabilities	121	135	(14)	(10)
Other liabilities	70	153	(83)	(54)

Total liabilities	$1,381	$1,375	$6	—%

Stockholders' equity	$113	$109	$4	4%

Total liabilities and stockholders' equity	$1,494	$1,484	$10	1%

Factors Affecting Assets and Liabilities

2005

        On December 1, 2005, Citigroup completed the exchange of its asset management business for Legg Mason's broker-dealer business, approximately $2 billion of Legg Mason's common and preferred shares, and approximately $500 million in cash that was obtained via a lending facility provided by CIB. This exchange resulted in a decrease of approximately $1 billion in assets sold and an increase to Citigroup's total assets of approximately $6 billion on the business acquired.

        On October 24, 2005, Citigroup completed the first phase in acquiring the credit card portfolio of Federated Department Stores, Inc. This resulted in an increase of more than $3 billion in the Company's total assets.

        On July 1, 2005, Citigroup completed the sale of the Life Insurance & Annuities Business to MetLife. This transaction resulted in a decrease of $93 billion in the Company's total assets and $84 billion in insurance-related liabilities.

        On March 31, 2005, Citigroup completed its acquisition of First American Bank in Texas. This acquisition resulted in an increase in the Company's total assets and deposits of more than approximately $4 billion and $3 billion, respectively.

        During the 2005 year, Citigroup repurchased 278 million shares of common stock in open market repurchases. This resulted in a decrease of $13 billion in stockholders' equity, which was offset by an increase of $15 billion in retained earnings.

        See Notes 2 and 3 to the Consolidated Financial Statements on pages 118 and 119, respectively.

2004

        On April 30, 2004, Citigroup completed its tender offer to purchase the outstanding shares of KorAm for approximately $3 billion. This transaction resulted in an increase in assets and deposits of $37 billion and $22 billion, respectively, at June 30, 2004.

        On January 9, 2004, Citigroup completed the acquisition of Washington Mutual Finance Corporation for approximately $1 billion in cash, resulting in an increase to total assets of $4 billion. See Note 2 to the Consolidated Financial Statements on page 118.

Loans

        The increase in total loans represented significant growth in the consumer loan portfolio (net of unearned income) of $19 billion primarily due to acquisitions, increases in loan originations due to the favorable interest rate environment, and the impact of foreign currency translation. These increases were partially offset by an increase in securitization of private label cards during the year, write-offs of loans for the estimated losses incurred from Hurricane Katrina, and the impact of U.S. Bankruptcy legislation. The 4% increase in the consumer loan portfolio was composed of a $30 billion, or 15%, increase in mortgage and real estate loans, slightly offset by a $9 billion, or 4%, decrease in installment and revolving credit, and a $2 billion, or 22%, decrease in lease financing. Allowance for consumer loan losses was $7 billion, which decreased $1 billion from prior year. During 2005, average consumer loans (net of unearned income) of $437 billion yielded an average rate of 9.0%, compared to $401 billion and 9.2% in the prior year.

        In addition, there was a $15 billion increase in the corporate loan portfolio (net of unearned income) reflected by the increase in existing loan portfolios and the acquisition of new portfolios, as well as the impact of foreign currency translation. The 13% increase in the corporate portfolio was driven by increases of $11 billion, or 12%, in commercial and industrial loans, $4 billion, or 31%, in loans to financial institutions, and $1 billion, or 30%, in mortgage and real estate loans. These increases were partially offset by a $1 billion, or 14%, decrease in lease financing and a slight decrease in governments and official institutions. The allowance for corporate loan losses balance of $3 billion was relatively flat from the prior year. Average corporate loans of $120 billion yielded an average rate of 6.6% in 2005, compared to $108 billion and 6.6% in the prior year.

        For further information, see "Loans Outstanding" on page 60 and Note 11 to the Consolidated Financial Statements on page 126.

Trading Account Assets (Liabilities)

        The increase in trading account assets was attributable to portfolio growth of $12 billion in mortgage loans and collateralized mortgage securities (CMS), $6 billion in equity securities, $5 billion in state and municipal securities, $3 billion in corporate and other debt securities, and $6 billion in other. These increases were partially offset by decreases in revaluation gains of $10 billion (primarily from foreign exchange contracts as the U.S. dollar strengthened, offset by gains from interest rate contracts on the flattening of the yield curve) and decreases in trading inventory of $6 billion in foreign government securities.

        Trading account liabilities of $121 billion decreased $14 billion from the prior year. The 10% decrease included an $11 billion decrease in securities sold, not yet purchased, and a $3 billion decrease in revaluation losses (primarily lower losses on foreign exchange contracts offset by increased gains in interest rate contracts). The decrease in securities sold was attributable to a decrease of $9 billion in debt securities and a decrease of $2 billion in U.S. Treasury securities. See Note 8 to the Consolidated Financial Statements on page 125.

Federal Funds Sold (Purchased) and Securities Borrowed (Loaned) or Purchased (Sold) Under Agreements
to Resell (Repurchase)

        The increase in both accounts was primarily due to higher levels of proprietary inventory, which are funded in a secured manner (mainly with repurchase agreements). In addition, increased levels of matched activities also contributed to the higher levels of funding assets and liabilities. See Note 6 to the Consolidated Financial Statements on page 124.

Investments

        Investments are primarily fixed maturity securities, including mortgage-backed securities, U.S. Treasury and federal agencies securities, state and municipal securities, foreign government securities, U.S. corporate and other debt securities. The decline in the overall investment portfolio was primarily due to the sale of TLA investment assets of approximately $49 billion. This was partially offset by securities obtained in the Legg Mason and MetLife transactions as well as the impact of favorable market conditions and foreign exchange movements. See Note 5 to the Consolidated Financial Statements on page 121.

Deposits

        The Company's largest source of funding is its large, geographically diverse deposit base. Average deposits increased $50 billion to $513 billion in 2005, yielding an average rate of 2.6%, compared to 1.9% in the prior year. The 2005 increase in deposits was driven mainly by increases in corporate and retail banking deposits, slightly offset by a decline in private banking mainly due to the shutdown of the Private Bank in Japan.

        The growth in corporate interest-bearing deposits, mainly in the Europe and Asia regions, reflected the addition of new clients, higher balances in existing customer accounts, the impact of acquisitions, increased interest rate, transactional volumes and the impact of foreign currency translation.

        The increase in retail deposits resulted primarily from growth in higher-margin money market accounts and time deposits in the consumer businesses in the U.S., EMEA, and Mexico. In U.S. deposit balances grew in interest-bearing time deposits, CDs and money market accounts, driven by marketing of new and existing products, competitive interest rates, and the acquisition of First American Bank. In Europe and Mexico, deposit balances benefited from deposit growth marketing programs, branch expansion, and the impact of foreign exchange rates. Interest-bearing foreign deposits comprise 60% of total deposits, interest-bearing domestic deposits comprise 29%, and both non-interest-bearing domestic deposits and non-interest-bearing foreign deposits comprise 11% of total deposits. For more information on deposits, see "Capital Resources and Liquidity" on page 83.

Brokerage Payables

        The increase in brokerage payables consisted of increases in payables to customers of $17 billion and payables to brokers of $4 billion. Generally, the balance in brokerage payables fluctuates based upon investment security inventory levels, trade activity and the timing of settlement of trades, resulting in fails to deliver. In addition to these factors, the balance was also impacted by $3 billion on the acquisition of the broker/dealer business from Legg Mason in 2005. Total average brokerage payables were $55 billion in 2005, compared to $43 billion in 2004. See Note 7 to the Consolidated Financial Statements on page 125.

Debt

        The Company's debt was composed of long-term debt of $217 billion and short-term borrowings of $67 billion at December 31, 2005, which increased $9 billion and $10 billion, respectively, from the prior year.

        The long-term debt balance at December 31, 2005 included $188 billion of senior notes; $23 billion of subordinated notes, with maturities ranging from 2006 to 2098; and $6 billion of junior subordinated notes relating to trust preferred securities.

        Citigroup's average long-term debt outstanding during 2005 was $212 billion.

        During 2005, the Company took advantage of the flattened yield curve and the positive credit environment to extend the maturities of new borrowings and issued/acquired additional debt from new acquisitions. U.S. dollar- and non-U.S. dollar-denominated fixed and variable rate senior debt increased by $6 billion, and subordinated debt increased by $3 billion. The increase in long-term debt was used to fund growth in the mortgage loan portfolio.

        The 18% increase in short-term borrowings in 2005 included an increase of $8 billion in commercial paper, and an increase of $2 billion in other funds borrowed. The increase was used to fund both trading and non-trading activities.

        For more information on debt, see Note 15 to the Consolidated Financial Statements on page 136 and "Capital Resources and Liquidity" on page 83.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume			Interest Revenue			% Average Rate
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	In millions of dollars
Assets
Cash and due from banks
In U.S. offices	$4,128	$3,921	$2,256	$110	$35	$22	2.66%	0.89%	0.98%
In offices outside the U.S.(5)	2,801	2,126	1,737	26	28	24	0.93	1.32	1.38

Total	$6,929	$6,047	$3,993	$136	$63	$46	1.96%	1.04%	1.15%

Deposits at interest with banks(5)	$30,430	$25,583	$19,344	$1,718	$525	$810	5.65%	2.05%	4.19%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$154,578	$129,538	$105,425	$7,041	$2,979	$2,156	4.55%	2.30%	2.05%
In offices outside the U.S.(5)	74,728	73,829	64,471	2,561	1,884	1,879	3.43	2.55	2.91

Total	$229,306	$203,367	$169,896	$9,602	$4,863	$4,035	4.19%	2.39%	2.37%

Brokerage receivables
In U.S. offices	$31,414	$28,715	$26,884	$1,107	$650	$483	3.52%	2.26%	1.80%
In offices outside the U.S.(5)	11,483	8,814	5,531	641	230	245	5.58	2.61	4.43

Total	$42,897	$37,529	$32,415	$1,748	$880	$728	4.07%	2.34%	2.25%

Trading account assets(7)(8)
In U.S. offices	$154,716	$125,597	$93,567	$5,365	$4,326	$3,230	3.47%	3.44%	3.45%
In offices outside the U.S.(5)	80,367	70,458	45,802	2,408	2,013	1,541	3.00	2.86	3.36

Total	$235,083	$196,055	$139,369	$7,773	$6,339	$4,771	3.31%	3.23%	3.42%

Investments(1)
In U.S. offices
Taxable	$77,000	$70,861	$71,966	$2,696	$2,163	$2,233	3.50%	3.05%	3.10%
Exempt from U.S. income tax	10,852	8,582	7,432	566	540	502	5.22	6.29	6.75
In offices outside the U.S.(5)	81,309	74,665	59,134	4,234	3,650	2,648	5.21	4.89	4.48

Total	$169,161	$154,108	$138,532	$7,496	$6,353	$5,383	4.43%	4.12%	3.89%

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$306,396	$283,659	$245,013	$24,979	$24,053	$20,844	8.15%	8.48%	8.51%
In offices outside the U.S.(5)	130,550	117,476	96,217	14,238	12,650	10,866	10.91	10.77	11.29

Total consumer loans	$436,946	$401,135	$341,230	$39,217	$36,703	$31,710	8.98%	9.15%	9.29%

Corporate loans
In U.S. offices	$19,200	$16,030	$21,111	$1,134	$918	$1,033	5.91%	5.73%	4.89%
In offices outside the U.S.(5)	101,262	91,644	80,890	6,837	6,175	5,209	6.75	6.74	6.44

Total corporate loans	$120,462	$107,674	$102,001	$7,971	$7,093	$6,242	6.62%	6.59%	6.12%

Total loans	$557,408	$508,809	$443,231	$47,188	$43,796	$37,952	8.47%	8.61%	8.56%

Other interest-earning assets	$10,050	$12,921	$14,258	$518	$1,014	$938	5.15%	7.85%	6.58%

Total interest-earning assets	$1,281,264	$1,144,419	$961,038	$76,179	$63,833	$54,663	5.95%	5.58%	5.69%

Non-interest-earning assets(7)	151,492	162,581	140,110
Total assets from discontinued operations	51,270	96,734	81,966

Total assets	$1,484,026	$1,403,734	$1,183,114

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 22 to the Consolidated Financial Statements on page 152.
(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 119.
(5)
Average rates reflect prevailing local interest rates, including inflationary effects and monetary correction in certain countries.
(6)
Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to FIN 41 and interest revenue excludes the impact of FIN 41.
(7)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest bearing liabilities.
(8)
Interest expense on trading account liabilities of CGMHI is reported as a reduction of interest revenue.
(9)
Includes cash-basis loans.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,
AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume			Interest Revenue			% Average Rate
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	In millions of dollars
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$133,604	$125,659	$115,614	$2,411	$1,077	$992	1.80%	0.86%	0.86%
Other time deposits	35,754	30,544	26,390	743	676	425	2.08	2.21	1.61
In offices outside the U.S.(6)	343,647	306,633	251,295	10,348	7,037	5,384	3.01	2.29	2.14

Total	$513,005	$462,836	$393,299	$13,502	$8,790	$6,801	2.63%	1.90%	1.73%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$173,674	$145,326	$122,480	$7,450	$3,053	$2,216	4.29%	2.10%	1.81%
In offices outside the U.S. (6)	71,921	66,806	56,057	4,118	2,821	2,639	5.73	4.22	4.71

Total	$245,595	$212,132	$178,537	$11,568	$5,874	$4,855	4.71%	2.77%	2.72%

Brokerage payables
In U.S. offices	$48,902	$38,457	$31,608	$544	$94	$48	1.11%	0.24%	0.15%
In offices outside the U.S.(6)	5,737	4,923	1,720	23	15	4	0.40	0.30	0.23

Total	$54,639	$43,380	$33,328	$567	$109	$52	1.04%	0.25%	0.16%

Trading account liabilities(8)(9)
In U.S. offices	$34,935	$37,233	$24,603	$86	$70	$48	0.25%	0.19%	0.20%
In offices outside the U.S. (6)	38,737	39,669	38,455	40	29	15	0.10	0.07	0.04

Total	$73,672	$76,902	$63,058	$126	$99	$63	0.17%	0.13%	0.10%

Short-term borrowings
In U.S. offices	$45,440	$47,599	$44,580	$2,255	$1,252	$725	4.96%	2.63%	1.63%
In offices outside the U.S. (6)	12,391	13,251	7,788	750	523	408	6.05	3.95	5.24

Total	$57,831	$60,850	$52,368	$3,005	$1,775	$1,133	5.20%	2.92%	2.16%

Long-term debt
In U.S. offices	$180,167	$161,700	$162,253	$6,756	$4,429	$3,525	3.75%	2.74%	2.17%
In offices outside the U.S. (6)	31,843	26,650	13,546	1,152	928	321	3.62	3.48	2.37

Total	$212,010	$188,350	$175,799	$7,908	$5,357	$3,846	3.73%	2.84%	2.19%

Mandatorily redeemable securities of subsidiary trusts(10)	$—	$—	$6,300	$—	$—	$434	—%	—%	6.89%

Total interest-bearing liabilities	$1,156,752	$1,044,450	$902,689	$36,676	$22,004	$17,184	3.17%	2.11%	1.90%

Demand deposits in U.S. offices	4,807	4,348	7,382
Other non-interest bearing liabilities(8)	165,380	166,251	108,455
Total liabilities from discontinued operations	46,011	87,489	73,498

Total liabilities	$1,379,950	$1,302,538	$1,092,024

Total stockholders' equity(11)	$111,076	$101,196	$91,090

Total liabilities and stockholders' equity	$1,484,026	$1,403,734	$1,183,114

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$769,148	$679,929	$587,941	$21,649	$25,456	$22,729	2.81%	3.74%	3.87%
In offices outside the U.S.(6)	512,116	464,490	373,097	17,854	16,373	14,750	3.49%	3.52	3.95

Total	$1,281,264	$1,144,419	$961,038	$39,503	$41,829	$37,479	3.08%	3.66%	3.90

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.
(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 22 to the Consolidated financial Statements on page 152.
(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 119.
(5)
Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(6)
Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(7)
Average volumes of securities loaned or sold under agreements to repurchase are reported net pursuant to FIN 41 and interest expense excludes the impact of FIN 41.
(8)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest bearing liabilities.
(9)
Interest expense on trading account liabilities of CGMHI is reported as a reduction of interest revenue.
(10)
During 2004, the Company deconsolidated all the subsidiary trusts in accordance with FIN 46-R. The resulting liabilities to the trust companies are included as a component of long-term debt as of December 31, 2005 and 2004.
(11)
Includes stockholders' equity from discontinued operations.
(12)
Includes allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change(2)	Average Volume	Average Rate	Net Change(2)
	In millions of dollars
Cash and due from banks	$10	$63	$73	$20	$(3)	$17

Deposits at interest with banks(4)	$116	$1,077	$1,193	$210	$(495)	$(285)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$669	$3,393	$4,062	$533	$290	$823
In offices outside the U.S.(4)	23	654	677	254	(249)	5

Total	$692	$4,047	$4,739	$787	$41	$828

Brokerage receivables
In U.S. offices	$66	$391	$457	$35	$132	$167
In offices outside the U.S.(4)	86	325	411	110	(125)	(15)

Total	$152	$716	$868	$145	$7	$152

Trading account assets(5)
In U.S. offices	$1,010	$29	$1,039	$1,103	$(7)	$1,096
In offices outside the U.S.(4)	293	102	395	732	(260)	472

Total	$1,303	$131	$1,434	$1,835	$(267)	$1,568

Investments(1)
In U.S. offices	$300	$259	$559	$2	$(34)	$(32)
In offices outside the U.S.(4)	337	247	584	743	259	1,002

Total	$637	$506	$1,143	$745	$225	$970

Loans—consumer
In U.S. offices	$1,878	$(952)	$926	$3,277	$(68)	$3,209
In offices outside the U.S.(4)	1,424	164	1,588	2,309	(525)	1,784

Total	$3,302	$(788)	$2,514	$5,586	$(593)	$4,993

Loans—corporate
In U.S. offices	$186	$30	$216	$(273)	$158	$(115)
In offices outside the U.S.(4)	649	13	662	716	250	966

Total	$835	$43	$878	$443	$408	$851

Total loans	$4,137	$(745)	$3,392	$6,029	$(185)	$5,844

Other interest-earning assets	$(195)	$(301)	$(496)	$(94)	$170	$76

Total interest revenue	$6,852	$5,494	$12,346	$9,677	$(507)	$9,170

(1)
The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%.
(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 119.
(4)
Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(5)
Interest expense on trading account liabilities of CGMHI is reported as a reduction of interest revenue.

ANALYSIS OF CHANGES IN INTEREST EXPENSE
AND NET INTEREST REVENUE(1)(2)(3)

	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change(2)	Average Volume	Average Rate	Net Change(2)
	In millions of dollars
Deposits
In U.S. offices	$159	$1,242	$1,401	$150	$186	$336
In offices outside the U.S.(4)	923	2,388	3,311	1,249	404	1,653

Total	$1,082	$3,630	$4,712	$1,399	$590	$1,989

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$693	$3,704	$4,397	$449	$388	$837
In offices outside the U.S.(4)	230	1,067	1,297	472	(290)	182

Total	$923	$4,771	$5,694	$921	$98	$1,019

Brokerage payables
In U.S. offices	$32	$418	$450	$12	$34	$46
In offices outside the U.S.(4)	3	5	8	9	2	11

Total	$35	$423	$458	$21	$36	$57

Trading account liabilities(5)
In U.S. offices	$(5)	$21	$16	$24	$(2)	$22
In offices outside the U.S.(4)	(1)	12	11	—	14	14

Total	$(6)	$33	$27	$24	$12	$36

Short-term borrowings
In U.S. offices	$(59)	$1,062	$1,003	$52	$475	$527
In offices outside the U.S.(4)	(36)	263	227	234	(119)	115

Total	$(95)	$1,325	$1,230	$286	$356	$642

Long-term debt
In U.S. offices	$550	$1,777	$2,327	$(12)	$916	$904
In offices outside the U.S.(4)	187	37	224	409	198	607

Total	$737	$1,814	$2,551	$397	$1,114	$1,511

Mandatorily redeemable securities of subsidiary trusts(6)	$—	$—	$—	$(217)	$(217)	$(434)

Total interest expense	$2,676	$11,996	$14,672	$2,831	$1,989	$4,820

Net interest revenue	$4,176	$(6,502)	$(2,326)	$6,846	$(2,496)	$4,350

(1)
The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 119.

(4)
Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on trading account liabilities of CGMHI is reported as a reduction of interest revenue.

(6)
During 2004, the Company deconsolidated all the subsidiary trusts in accordance with FIN 46-R. The resulting liabilities to the trust companies are included as a component of long-term debt as of December 31, 2005 and 2004.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Citigroup's capital management framework is designed to ensure that Citigroup and its subsidiaries maintain sufficient capital consistent with the Company's risk profile, all applicable regulatory standards and guidelines, and external rating agency considerations. The capital management process is centrally overseen by senior management and is continuously reviewed at the entity and country level. Capital is generated principally via earnings, issuance of common and preferred stock and subordinated debt, and equity issued as a result of employee benefit plans. It is used primarily to support growth in the Company's businesses. Excess capital is used to pay dividends to shareholders, repurchase stock, and fund acquisition activity.

        Senior management oversees the capital management process of Citigroup and its principal subsidiaries mainly through Citigroup's Finance and Capital Committee. This Committee includes Citigroup's Chief Executive Officer, Chief Financial Officer, Corporate Treasurer, Senior Risk Officer, and several senior business managers. The Committee's responsibilities include: Determining the financial structure of Citigroup and its principal subsidiaries; ensuring that Citigroup and its regulated entities are adequately capitalized; reviewing the funding and capital markets plan for Citigroup; monitoring interest rate risk, corporate and bank liquidity, the impact of currency translation on non-U.S. earnings and capital; and reviewing and recommending share repurchase levels and dividends on common and preferred stock. The Finance and Capital Committee has established capital targets for Citigroup and for significant subsidiaries. These targets exceed the regulatory standards.

        Citigroup is subject to risk-based capital ratio guidelines issued by the FRB. Capital adequacy is measured via two risk-based ratios, Tier 1 and Total Capital (Tier 1 + Tier 2 Capital). Tier 1 Capital is considered core capital while Total Capital includes other items such as subordinated debt and loan loss reserves. Both measures of capital are stated as a percent of risk-adjusted assets. Risk-adjusted assets are measured primarily on their perceived credit risk and include certain off-balance sheet exposures, such as unfunded loan commitments, letters of credit, and derivative and foreign exchange contracts.

        Citigroup is also subject to the Leverage Ratio requirement, a non-risk-based asset ratio, which is defined as Tier 1 Capital as a percentage of adjusted average assets. To be "well capitalized" under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, Total Capital Ratio of at least 10%, and Leverage Ratio of at least 3%, and not be subject to an FRB directive to maintain higher capital levels.

        As noted in the following table, Citigroup maintained a "well capitalized" position during both 2005 and 2004. See Note 17 to the Consolidated Financial Statements on page 140.

Citigroup Regulatory Capital Ratios

	2005	2004
	At year end
Tier 1 Capital	8.79%	8.74%
Total Capital (Tier 1 and Tier 2)	12.02	11.85
Leverage(1)	5.35	5.20
Common stockholders' equity	7.46	7.29

(1)
Tier 1 Capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

	2005	2004
	In millions of dollars at year end
Tier 1 Capital
Common stockholders' equity	$111,412	$108,166
Qualifying perpetual preferred stock	1,125	1,125
Qualifying mandatorily redeemable securities of subsidiary trusts	6,264	6,209
Minority interest	512	937
Less: Net unrealized gains on securities available-for-sale(1)	(1,084)	(2,633)
Less: Accumulated net gains on cash flow hedges, net of tax	(612)	(173)
Less: Intangible assets:
Goodwill	(33,130)	(31,992)
Other disallowed intangible assets	(6,163)	(6,794)
Less: 50% investment in certain subsidiaries(2)	—	(68)
Other	(500)	(362)

Total Tier 1 Capital	$77,824	$74,415

Tier 2 Capital
Allowance for credit losses(3)	10,602	10,785
Qualifying debt(4)	17,368	15,383
Unrealized marketable equity securities gains(1)	608	384
Less: 50% investment in certain subsidiaries(2)	—	(68)

Total Tier 2 Capital	$28,578	$26,484

Total Capital (Tier 1 and Tier 2)	$106,402	$100,899

Risk-Adjusted Assets(5)	$885,472	$851,563

(1)
Tier 1 Capital excludes unrealized gains and losses on debt securities available-for-sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 Capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values, net of tax. Institutions are required to deduct from Tier 1 Capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values, net of tax.

(2)
Represents unconsolidated banking and finance subsidiaries.

(3)
Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(4)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(5)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $56.5 billion for interest rate, commodity and equity derivative contracts and foreign-exchange contracts as of December 31, 2005, compared with $47.6 billion as of December 31, 2004. Market risk-equivalent assets included in risk-adjusted assets amounted to $40.6 billion and $39.4 billion at December 31, 2005 and 2004, respectively. Risk-adjusted assets also include the effect of other off-balance sheet exposures, such as unused loan commitments and letters of credit, and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        Common stockholders' equity increased approximately $3.2 billion during the year to $111.4 billion at December 31, 2005, representing 7.5% of assets. This compares to $108.2 billion and 7.3% at year-end 2004. The increase in common stockholders' equity during the year principally reflected net income of $24.6 billion and $3.5 billion related to the issuance of shares pursuant to employee benefit plans and other activity. These increases were offset by a $12.8 billion stock buyback, dividends of $9.2 billion, $2.2 billion related to the after-tax net change in equity from nonowner sources, and $0.7 billion related to the net issuance of restricted and deferred stock. The increase in the common stockholders' equity ratio during the year reflected the above items and the 0.7% increase in total assets.

        On April 14, 2005, the Board of Directors authorized a $15 billion share buyback program. As of December 31, 2005, $4.4 billion remained under authorized repurchase programs after the repurchase of $12.8 billion in shares during the year. For further details see "Unregistered Sales of Equity Securities and Use of Proceeds," on page 180.

        On February 15, 2006, Citigroup redeemed for cash all outstanding shares of its Fixed/Adjustable Rate Cumulative Preferred Stock, Series V. The redemption price was $50.00 per depositary share, plus accrued dividends to the date of redemption. At December 31, 2005, $125 million of Series V Preferred Stock was outstanding.

        The table below summarizes the Company's repurchase activity during 2005:

	Total Common Shares Repurchased	Dollar Value of Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
	In millions, except per share amounts
First quarter 2005	19.0	$906	$47.65	$1,300
Second quarter 2005	41.8	1,965	47.06	14,335
Third quarter 2005	124.2	5,500	44.27	8,835
Fourth quarter 2005	92.9	4,423	47.60	4,412

Total year-to-date	277.9	$12,794	$46.03	$4,412

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, were $6.264 billion at December 31, 2005, as compared to $6.209 billion at December 31, 2004. On March 1, 2005, the FRB issued the final rule that allows for the continued limited inclusion of trust preferred securities in the Tier 1 Capital of Bank Holding (BHCs) while placing them and other restricted core capital elements under stricter quantitative limits. The final rule provides a transition period, ending March 31, 2009, for application of the quantitative limits. See "Regulatory Capital and Accounting Standards Developments" below.

        Citigroup's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well capitalized" under federal bank regulatory agency definitions, Citigroup's depository institutions must have a Tier 1 Capital Ratio of at least 6%, a combined Tier 1 and Tier 2 Capital Ratio (Total Capital) of at least 10% and a Leverage Ratio of at least 5%, and not be subject to an FRB directive to meet and maintain higher capital levels. At December 31, 2005, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal regulatory agencies' definitions, including Citibank, N.A. as noted in the table below.

Citibank, N.A. Ratios

	2005	2004
	At year end
Tier 1 Capital	8.41%	8.42%
Total Capital (Tier 1 and Tier 2)	12.55	12.51
Leverage(1)	6.45	6.28
Common stockholders' equity	7.96	7.51

(1)
Tier 1 Capital divided by adjusted average assets.

Citibank, N.A. Components of Capital Under Regulatory Guidelines

	2005	2004
	In billions of dollars at year end
Tier 1 Capital	$44.7	$41.7
Total Capital (Tier 1 and Tier 2)	66.8	62.0

        Citibank had net income for 2005 amounting to $8.8 billion. During 2005, Citibank paid dividends of $4.1 billion.

        During 2005, Citibank issued an additional $1.4 billion of subordinated notes to Citigroup that qualify for inclusion in Citibank's Tier 2 capital. Total subordinated notes issued to Citigroup that were outstanding at December 31, 2005 and December 31, 2004 and included in Citibank's Tier 2 capital amounted to $15.3 billion and $13.9 billion, respectively. Following the merger of Citicorp into Citigroup on August 1, 2005, all of Citibank's subordinated debt was assigned to Citigroup. See "Funding" on page 87 for further details of the merger.

Other Subsidiary Capital Considerations

        Certain of the Company's broker/dealer subsidiaries—including Citigroup Global Markets Inc., an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI)—are subject to various securities and commodities regulations and capital adequacy requirements of the regulatory and exchange authorities of the countries in which they operate. The Company's U.S. registered broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Net Capital Rule, Rule 15c3-1 (the Net Capital Rule) under the Exchange Act. The Net Capital Rule requires the maintenance of a defined amount of minimum net capital. The Net Capital Rule also limits the ability of broker/dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances. It could also restrict CGMHI's ability to withdraw capital from its broker/dealer subsidiaries, which could limit CGMHI's ability to pay dividends and make payments on its debt. CGMHI monitors its leverage and capital ratios on a daily basis. See Notes 15 and 17 to the Consolidated Financial Statements on pages 136 and 140, respectively.

        In addition, certain of the Company's broker/dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. The Company's broker/dealer subsidiaries were in compliance with their capital requirements at December 31, 2005.

Regulatory Capital and Accounting Standards Developments

        Citigroup supports the move to a new set of risk-based regulatory capital standards, published on June 26, 2004 (and subsequently amended in November 2005) by the Basel Committee on Banking Supervision (the Basel Committee), consisting of central banks and bank supervisors from 13 countries. Basel II will allow Citigroup to leverage internal risk models used to measure credit, operational, and market risk exposures to drive regulatory capital calculations. On September 30, 2005, the U.S. banking regulators delayed the U.S. implementation of Basel II by one year. The current U.S. implementation timetable consists of parallel calculations under the current regulatory capital regime (Basel I) and Basel II, starting January 1, 2008, and an implementation transition period, starting January 1, 2009 through year-end 2011 or possibly later. The U.S. regulators have also reserved the right to change how Basel II is applied in the U.S., and retain the existing Prompt Corrective Action and leverage capital requirements applicable to U.S. banking organizations. The new timetable, clarifications, and other proposals will be set forth in a notice of proposed rulemaking (NPR), which the U.S. banking regulators are expected to issue during 2006.

        Citigroup continues to monitor and analyze the developing capital standards in the U.S. and in countries where Citigroup has significant presence, in order to assess their collective impact and allocate project management and funding resources accordingly.

Capital Instruments

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

        Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets. *

        *    This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 95.

LIQUIDITY

        At the Holding Company level for Citigroup, for CGMHI and for the Combined Holding Company, Citigroup maintains sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without accessing the unsecured markets.

Management of Liquidity

        Management of liquidity at Citigroup is the responsibility of the Corporate Treasurer. A uniform liquidity risk management policy exists for Citigroup and its major operating subsidiaries. Under this policy, there is a single set of standards for the measurement of liquidity risk in order to ensure consistency across businesses, stability in methodologies and transparency of risk. Management of liquidity at each operating subsidiary and/or country is performed on a daily basis and is monitored by the Corporate Treasury.

        The basis of Citigroup's liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. As discussed in the "Capital Resources" on page 83, Citigroup's Finance and Capital Committee monitors the liquidity position of Citigroup. In addition, the Global Asset and Liability Committee (ALCO) undertakes this oversight responsibility, along with the Corporate Treasurer. The Global ALCO functions as an oversight forum composed of Citigroup's Chief Financial Officer, Senior Risk Officer, Corporate Treasurer, Head of Risk Architecture and the senior corporate and business treasurers and business chief financial officers. One of the objectives of the Global ALCO is to monitor and review the overall liquidity and balance sheet positions of Citigroup and its principal subsidiaries and to address corporate-wide policies and make recommendations to senior management and the business units. Similarly, ALCOs are also established for each country and/or major line of business.

        Each principal operating subsidiary and/or country must prepare an annual funding and liquidity plan for review by the Corporate Treasurer and approval by Independent Risk Management. The funding and liquidity plan includes analysis of the balance sheet, as well as the economic and business conditions impacting the liquidity of the major operating subsidiary and/or country. As part of the funding and liquidity plan, liquidity limits, liquidity ratios, market triggers, and assumptions for periodic stress tests are established and approved.

        Liquidity limits establish boundaries for market access in business-as-usual conditions and are monitored against the liquidity position on a daily basis. These limits are established based on the size of the balance sheet, depth of the market, experience level of local management, stability of the liabilities, and liquidity of the assets. Finally, the limits are subject to the evaluation of the entities' stress test results. Generally, limits are established such that in stress scenarios, entities are self-funded or net providers of liquidity.

        A series of standard corporate-wide liquidity ratios has been established to monitor the structural elements of Citigroup's liquidity. For bank entities, these include cash capital (defined as core deposits, long-term debt, and capital compared with illiquid assets), liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans. Several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. At the Holding Company level for Citigroup and for CGMHI, ratios are established for liquid assets against short-term obligations. Triggers for management discussion, which may result in other actions have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

        Market triggers are internal or external market or economic factors that may imply a change to market liquidity or Citigroup's access to the markets. Citigroup market triggers are monitored by the Corporate Treasurer and Head of Risk Architecture and are discussed in the Global ALCO. Appropriate market triggers are also established and monitored for each major operating subsidiary and/or country as part of the funding and liquidity plans. Local triggers are reviewed with the local country or business ALCO and independent risk management.

        Simulated liquidity stress testing is periodically performed for each major operating subsidiary and/or country. The scenarios include assumptions about significant changes in key funding sources, credit ratings, contingent uses of funding, and political and economic conditions in certain countries. The results of stress tests of individual countries and operating subsidiaries are reviewed to ensure that each individual major operating subsidiary or country is either self-funded or a net provider of liquidity. In addition, a Contingency Funding Plan is prepared on a periodic basis for Citigroup. The plan includes detailed policies, procedures, roles and responsibilities, and the results of corporate stress tests. The product of these stress tests is a series of alternatives that can be used by the Corporate Treasurer in a liquidity event.

        CGMHI monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, CGMHI attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis in the event that its access to uncollateralized financing is temporarily impaired. This is documented in CGMHI's contingency funding plan. This plan is reviewed periodically to keep the funding options current and in line with market conditions. The management of this plan includes an analysis used to determine CGMHI's ability to withstand varying levels of stress, including rating downgrades, which could impact its liquidation horizons and required margins. CGMHI maintains liquidity reserves of cash and loan value of unencumbered securities in excess of its outstanding short-term uncollateralized liabilities. This is monitored on a daily basis. CGMHI also ensures that long-term illiquid assets are funded with long-term liabilities.

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

        Citigroup is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. There are various legal limitations on the extent to which Citigroup's banking subsidiaries may extend credit, pay dividends or otherwise supply funds to Citigroup and its nonbank subsidiaries. The approval of the Office of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed net profits (as defined) for that year combined with its retained net profits for the preceding two years. In addition, dividends for such a bank may not be paid in excess of the bank's undivided profits. State-chartered bank subsidiaries are subject to dividend limitations imposed by applicable state law.

        As of December 31, 2005, Citigroup's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies, without regulatory approval, of approximately $13.6 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that, as of December 31, 2005, its bank subsidiaries can directly or through their parent holding company distribute dividends to Citigroup of approximately $12.2 billion of the available $13.6 billion.

        Citigroup also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends, except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

        As discussed in "Capital Resources" on page 83, the ability of CGMHI to declare dividends can be restricted by capital considerations of its broker/dealer subsidiaries.

        During 2006, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due. *

        Primary sources of liquidity for Citigroup and its principal subsidiaries include deposits, collateralized financing transactions, senior and subordinated debt, issuance of commercial paper, proceeds from issuance of trust preferred securities, and purchased/wholesale funds. Citigroup and its principal subsidiaries also generate funds through securitizing financial assets, including credit card receivables and single-family or multi-family residences. See Note 13 to the Consolidated Financial Statements on page 128 for additional information about securitization activities. Finally, Citigroup's net earnings provide a significant source of funding to the corporation.

        Citigroup's funding sources are well diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $592.6 billion. A significant portion of these deposits has been, and is expected to be, long-term and stable and is considered core.

        Citigroup and its subsidiaries have a significant presence in the global capital markets. During the 2005 second quarter, Citigroup consolidated its capital markets funding activities into two legal entities: (i) Citigroup Inc., which issues long-term debt, trust preferred securities, preferred and common stock, and (ii) Citigroup Funding Inc. (CFI), a newly formed first-tier subsidiary of Citigroup, which issues commercial paper and medium-term notes, all of which is guaranteed by Citigroup. Publicly underwritten debt was also formerly issued by CGMHI, Citicorp, Associates First Capital Corporation (Associates) and CitiFinancial Credit Company, which includes the underwritten debt previously issued by WMF. As part of the funding consolidation during the 2005 second quarter, Citigroup unconditionally guaranteed CGMHI's outstanding SEC-registered indebtedness. CGMHI will no longer file reports with the SEC and will continue to be rated on the basis of a guarantee of its financial obligations from Citigroup. On August 1, 2005, Citigroup merged its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. Coinciding with this merger, Citigroup assumed all existing indebtedness and outstanding guarantees of Citicorp. As a result, Citigroup has also guaranteed various debt obligations of Associates and of CitiFinancial Credit Company, each an indirect subsidiary of Citigroup. See Note 27 to the Consolidated Financial Statements on page 159 for further discussions. Other significant elements of long-term debt in the Consolidated Balance Sheet include advances from the Federal Home Loan Bank system, asset-backed outstandings related to the purchase of Sears, and debt of foreign subsidiaries.

        CGMHI's consolidated balance sheet is highly liquid, with the vast majority of its assets consisting of marketable securities and collateralized short-term financing agreements arising from securities transactions. The highly liquid nature of these assets provides CGMHI with flexibility in financing and managing its business. CGMHI monitors and evaluates the adequacy of its capital and borrowing base on a daily basis to allow for flexibility in its funding, to maintain liquidity, and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

        Citigroup's borrowings are diversified by geography, investor, instrument and currency. Decisions regarding the ultimate currency and interest rate profile of liquidity generated through these borrowings can be separated from the actual issuance through the use of derivative financial products.

*
This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 95.

        At December 31, 2005, long-term debt and commercial paper outstanding for Citigroup Parent Company, CGMHI, Citigroup Funding Inc. and Citigroup's Subsidiaries were as follows:

	Citigroup Parent Company	CGMHI	Citigroup Funding Inc.	Other Citigroup Subsidiaries
	In billions of dollars
Long-term debt	$100.6	$39.2	$6.0	$71.7
Commercial paper	—	—	32.6	1.6

        See Note 15 to the Consolidated Financial Statements on page 136 for further detail on long-term debt and commercial paper outstanding.

        Citigroup's ability to access the capital markets and other sources of wholesale funds, as well as the cost of these funds, is highly dependent on its credit ratings. The accompanying chart indicates the current ratings for Citigroup.

Citigroup's Debt Ratings as of December 31, 2005

	Citigroup Inc.			Citigroup Funding Inc.			Citibank, N.A.
	Senior Debt	Subordinated Debt	Commercial Paper	Senior Debt	Subordinated Debt	Commercial Paper	Long-Term	Short- Term
Fitch Ratings	AA+	AA	F1+	AA+	AA	F1+	AA+	F1+
Moody's Investors Service	Aal	Aa2	P-1	Aa1	Aa2	P-1	Aa1	P-1
Standard & Poor's	AA-	A+	A-1+	AA-	A+	A-1+	AA	A-1+

        The outlook for all Citigroup Inc. and Citigroup Funding Inc. debt ratings is "stable." Moody's Investors Service assigned a "positive" outlook to the long-term rating for Citibank, N.A. in December, 2005. The outlook for all other Citibank, N.A. ratings is "stable."

        Some of Citigroup's affiliates have credit facilities outstanding. Details of these facilities can be found in Note 15 of the Consolidated Financial Statements on page 136.

        Some of Citigroup's nonbank subsidiaries, including CGMHI, have credit facilities with Citigroup's subsidiary banks, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act. There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or obtain credit from banking subsidiaries or engage in certain other transactions with them. In general, these restrictions require that transactions be on arms-length terms and be secured by designated amounts of specified collateral.

        Citigroup uses its liquidity to service debt obligations, to pay dividends to its stockholders, to support organic growth, to fund acquisitions and to repurchase its shares, pursuant to Board of Directors approved plans.

        Each of Citigroup's major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the environment in which it operates. Particular attention is paid to those businesses that for tax, sovereign risk, or regulatory reasons cannot be freely and readily funded in the international markets.

Contractual Obligations

        The following table includes aggregated information about Citigroup's contractual obligations that impact its short- and long-term liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation; it includes the maturity profile of the Company's consolidated long-term debt, operating leases and other long-term liabilities. The Company's capital lease obligations are not material and are included within purchase obligations in the table.

        Citigroup's contractual obligations include purchase obligations that are enforceable and legally binding for the Company. For the purposes of the table below, purchase obligations are included through the termination date of the respective agreements, even if the contract is renewable. Many of the purchase agreements for goods or services include clauses that would allow the Company to cancel the agreement with specified notice; however, that impact is not included in the table (unless Citigroup has already notified the counterparty of its intention to terminate the agreement).

        Other liabilities reflected on the Company's Consolidated Balance Sheet include obligations for goods and services that have already been received, litigation settlements, as well as other long-term liabilities that have been incurred and will ultimately be paid in cash. Excluded from the following table are obligations that are generally short-term in nature, including deposit liabilities and securities sold under agreements to repurchase. The table also excludes certain insurance and investment contracts subject to mortality and morbidity risks or without defined maturities, such that the timing of payments and withdrawals is uncertain. The liabilities related to these insurance and investment contracts are included on the Consolidated Balance Sheet as Insurance Policy and Claims Reserves and Contractholder Funds and Separate and Variable Accounts.

        Citigroup's funding policy for pension plans is generally to fund to the amounts of accumulated benefit obligations. At December 31, 2005, there were no minimum required contributions, and no contributions are currently planned for U.S. pension plans. Accordingly, no amounts have been included in the table below for future contributions to the U.S. pension plan. For the non-U.S. plans, discretionary contributions in 2006 are anticipated to be approximately $116 million and this amount has been included within purchase obligations in the table below. The estimated pension plan contributions are subject to change since contribution decisions are affected by various factors such as market performance, regulatory and legal requirements, and management's ability to change funding policy. For additional information regarding the Company's retirement benefit obligations, see Note 21 to the Consolidated Financial Statements on page 147.

	Contractual Obligations by Year
	2006	2007	2008	2009	2010	Thereafter
	In millions of dollars at year end
Long-term debt obligations(1)	$39,175	$34,901	$35,981	$21,561	$20,509	$65,372
Operating lease obligations	2,301	1,664	987	872	750	4,074
Purchase obligations	4,393	832	551	359	260	825
Business acquisitions(2)	3,790	—	—	—	—	—
Other liabilities reflected on the Company's Consolidated Balance Sheet(3)	35,859	175	135	112	95	1,541

Total	$85,518	$37,572	$37,654	$22,904	$21,614	$71,812

(1)
For additional information about long-term debt and trust preferred securities, see Note 15 to the Consolidated Financial Statements.

(2)
Represents remaining Purchase Commitments for Federated Credit Card portfolio.

(3)
Relates primarily to accounts payable and accrued expenses included within Other Liabilities in the Company's Consolidated Balance Sheet. Also included are various litigation settlements.

OFF-BALANCE SHEET ARRANGEMENTS

        Citigroup and its subsidiaries are involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs), lines and letters of credit, and loan commitments.

        An SPE is an entity in the form of a trust or other legal vehicle, designed to fulfill a specific limited need of the company that organized it (such as a transfer of risk or desired tax treatment).

        The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup's financial assets, to assist our clients in securitizing their financial assets, and to create investment products for the Company's clients. SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business, through the SPE's issuing debt and equity instruments, certificates, commercial paper, and other notes of indebtedness. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or overcollateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit or asset purchase agreement. Accordingly, the SPEs can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors or to limit or change the credit risk of the SPE. Citigroup may be the counterparty to these derivatives.

        The securitization process enhances the liquidity of the financial markets, may spread credit risk among several market participants, and makes new funds available to extend credit to consumers and commercial entities.

        Citigroup also acts as intermediary or agent for its corporate clients, assisting them in raising money by selling their trade receivables or other financial assets to an SPE. The Company also securitizes clients' debt obligations in transactions involving SPEs that issue collateralized debt obligations. In yet other arrangements, the Company packages and securitizes assets purchased in the financial markets in order to create new security offerings for the institutional and individual investor. In connection with such arrangements, Citigroup may purchase and temporarily hold assets designated for subsequent securitization.

        SPEs may be Qualifying SPEs (QSPEs) or VIEs or neither. The Company's credit card receivables and mortgage loan securitizations are organized as Qualifying QSPEs and are, therefore, not VIEs subject to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R). When an entity is deemed a variable interest entity (VIE) under FIN 46-R, the entity in question must be consolidated by the primary beneficiary; however, the Company is not the primary beneficiary of most of these entities and as such does not consolidate most of them.

Securitization of Citigroup's Assets

        In some of these off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations, Citigroup is securitizing assets that were previously recorded on its Consolidated Balance Sheet. A summary of certain cash flows received from and paid to securitization trusts is included in Note 13 to the Consolidated Financial Statements on page 128.

Credit Card Receivables

        Credit card receivables are securitized through trusts, which are established to purchase the receivables. Citigroup sells receivables into the trusts on a non-recourse basis. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. CGMHI is one of several underwriters that distribute securities issued by the trust to investors. The Company relies on securitizations to fund approximately 65% of its U.S. Cards business.

        The following table reflects amounts related to the Company's securitized credit card receivables at December 31:

	2005	2004
	In billions of dollars
Total assets in trusts	$107.7	$100.8
Amounts sold to investors via trust-issued securities	92.1	82.1
Remaining seller's interest:
Recorded as consumer loans	11.6	15.8
Recorded as available-for-sale securities (AFS)	4.0	2.9
Amounts receivable from trusts	1.0	1.4
Amounts payable to trusts	1.6	1.3
Interest-only strip in AFS	2.1	1.1
Net gains on securitizations	1.0	0.2

        In 2005, the Company recorded net gains from securitization of credit card receivables of $1.0 billion. Net gains reflect the following:

  •
  incremental gains from new securitizations

  •
  the reversal of the allowance for loan losses associated with receivables sold

  •
  net gains on replenishments of the trust assets

  •
  offset by other than temporary impairments.

        The net gain recorded in 2004 of $234 million does not reflect $420 million of reversals of loan loss reserves associated with the securitizations. Prior to 2005, the amount of the gain related to reserve releases was allocated to the Provision for loan losses rather than to Other revenue.

        See Note 13 to the Consolidated Financial Statements on page 128 for additional information regarding the Company's securitization activities.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to its customers. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other asset securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $323 million, $435 million and $588 million in 2005, 2004 and 2003, respectively.

Securitization of Client Assets

        The Company acts as an intermediary for its corporate clients, assisting them in obtaining liquidity by selling their trade receivables or other financial assets to an SPE.

        In addition, Citigroup administers several third-party-owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from its clients. As administrator, the Company provides accounting, funding, and operations services to these conduits but has no ownership interest. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or holding a residual interest. The Company, along with other financial institutions, provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003 many of the conduits issued "first loss" subordinated notes to third-party investors so that such investors in each conduit would be deemed the primary beneficiary under FIN 46-R, and would consolidate that conduit.

        At December 31, 2005 and 2004, total assets and liabilities in the unconsolidated conduits were $55 billion and $54 billion, respectively. One conduit with assets of $656 million was consolidated at December 31, 2004. For 2005 and 2004, the Company's revenues for these activities amounted to $193 million and $197 million, respectively, and estimated expenses before taxes were $36 million and $34 million, respectively. Expenses have been estimated based upon a percentage of product revenues to business revenues.

Creation of Other Investment and Financing Products

        In addition to securitizations of mortgage loans originated by the Company, the Company also securitizes purchased mortgage loans, creating collateralized mortgage obligations (CMOs) and other mortgage-backed securities (MBSs) and distributes them to investors. In 2005 and 2004, respectively, the Company organized 36 and 29 mortgage securitizations with assets of $25 billion and $24 billion. For 2005 and 2004, the Company's revenues for these activities were $483 million and $464 million, and estimated expenses before taxes were $116 million and $78 million. Expenses have been estimated based upon a percentage of product revenues to total business revenues.

        The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage collateralized debt obligations (CDOs) and synthetic CDOs for institutional clients and retail customers, which match the clients' investment needs and preferences. Typically these instruments diversify investors' risk to a pool of assets as compared with investments in an individual asset. The VIEs, which are issuers of CDO securities, are generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher-rated debt CDO securities or U.S. Treasury securities to provide a greater or a very high degree of certainty of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it or, in other cases, only to manage work-out credits. The Company may also provide other financial services and/or products to the VIEs for market-rate fees. These may include: the provision of liquidity or contingent liquidity facilities, interest rate or foreign exchange hedges and credit derivative instruments, as well as the purchasing and warehousing of securities until they are sold to the SPE. The Company is not the primary beneficiary of these VIEs under FIN 46-R due to its limited continuing involvement and, as a result, we do not consolidate their assets and liabilities in our financial statements.

        See Note 13 to the Consolidated Financial Statements on page 128 for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments.

	2005	2004(1)
	In millions of dollars at year end
Financial standby letters of credit and foreign office guarantees	$52,384	$45,796
Performance standby letters of credit and foreign office guarantees	13,946	9,145
Commercial and similar letters of credit	5,790	5,811
One- to four-family residential mortgages	3,343	4,559
Revolving open-end loans secured by one- to four-family residential properties	25,089	15,705
Commercial real estate, construction and land development	2,283	2,084
Credit card lines(2)	859,504	776,281
Commercial and other consumer loan commitments(1) (3)	346,444	274,237

Total	$1,308,783	$1,133,618

(1)
December 31, 2004 restated to conform to the current period's presentation. Amounts reflect the inclusion of short-term syndication and bridge loan commitments.

(2)
Credit card lines are unconditionally cancelable by the issuer.

(3)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $179 billion and $141 billion with original maturity of less than one year at December 31, 2005 and 2004, respectively.

        See Note 25 to the Consolidated Financial Statements on page 154 for additional information on credit commitments and lines of credit.

INTEREST RATE RISK ASSOCIATED WITH CONSUMER MORTGAGE LENDING ACTIVITY

        Citigroup originates and funds mortgage loans. As with all other lending activity, this exposes Citigroup to several risks, including credit, liquidity and interest rate risks. To manage credit and liquidity risk, Citigroup sells most of the mortgage loans it originates, but retains the servicing. These sale transactions create an intangible asset referred to as mortgage servicing rights (MSRs). The fair value of this asset is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. Thus, by retaining the servicing rights of sold mortgage loans, Citigroup is still exposed to interest rate risk.

        In managing this risk, Citigroup hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities, and purchased securities classified as available-for-sale or trading (primarily fixed income debt, such as U.S. government and agencies obligations, and mortgage-backed securities including principal-only strips).

        Since the change in the value of these hedging instruments does not perfectly match the change in the value of the MSRs, Citigroup is still exposed to what is commonly referred to as "basis risk." Citigroup manages this risk by reviewing the mix of the various hedging instruments referred to above on a daily basis.

        For the portion of the MSRs that are hedged with instruments that qualify for hedge accounting under SFAS 133, MSRs are recorded at fair value. For the remaining portion of the MSRs, which are hedged with instruments that do not qualify for hedge accounting under SFAS 133 or are unhedged, the MSRs are accounted for at the lower-of-cost-or-market.

        Citigroup's MSRs totaled $3.318 billion, net of a valuation allowance of $1.021 billion at December 31, 2005, and $2.869 billion, net of a valuation allowance of $1.280 billion at December 31, 2004.

        As part of the mortgage lending activity, Citigroup commonly enters into purchase commitments to fund residential mortgage loans at specific interest rates within a given period of time, generally up to 60 days after the rate has been set. If the resulting loans from these commitments will be classified as loans-held-for-sale, Citigroup accounts for the commitments as derivatives under SFAS 133. Accordingly, changes in the fair value of these commitments, which are driven by changes in mortgage interest rates, are recognized in current earnings after taking into consideration the likelihood that the commitment will be funded. However, a value is not assigned to the MSRs until after the loans have been funded and sold.

        Citigroup hedges its exposure to the change in the value of these commitments by utilizing hedging instruments similar to those referred to above.

        As of December 31, 2005 and 2004, Citigroup's total commitment to make or purchase loans was $5.493 billion and $7.533 billion, respectively. Of these total commitments $3.835 billion and $4.228 billion at December 31, 2005 and 2004, respectively, are considered derivative financial instruments in accordance with SFAS 133.

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

        The following table shows the pension expense and contributions for Citigroup's plans:

	U.S. Plans			Non-U.S. Plans
	2005	2004	2003	2005	2004	2003
	(In millions of dollars)
Pension expense	$237	$196	$101	$182	$185	$158
Company contributions(1)	160	400	500	379	524	279

(1)
In addition, the Company absorbed $19 million, $18 million and $12 million during 2005, 2004, and 2003, respectively, relating to certain investment management fees and administration costs for the U.S. plans, which are excluded from this table.

        The following table shows the combined postretirement expense and contributions for Citigroup's U.S. and foreign plans:

	U.S. and Non-U.S. Plans
	2005	2004	2003
	(In millions of dollars)
Postretirement expense	$73	$75	$97
Company contributions	226	216	166

Expected Rate of Return

        Citigroup determines its assumptions for the expected rate of return on plan assets for its U.S. pension and postretirement plans using a "building block" approach, which focuses on ranges of anticipated rates of return for each asset class. A weighted range of nominal rates is then determined based on target allocations to each asset class. Citigroup considers the expected rate of return to be a long-term assessment of return expectations and does not anticipate changing this assumption annually unless there are significant changes in economic conditions. This contrasts with the selection of the discount rate, future compensation increase rate, and certain other assumptions, which are reconsidered annually in accordance with generally accepted accounting principles.

        The expected rate of return was 8.0% at December 31, 2005, 2004 and 2003, reflecting the performance of the global capital markets. Actual returns in 2005, 2004 and 2003 were more than the expected returns. The expected returns impacted pretax earnings by 2.7%, 3.3% and 2.8%, respectively. This expected amount reflects the expected annual appreciation of the plan assets and reduces the obligation of the Company. It is deducted from the service cost, interest and other components of pension expense to arrive at the net pension expense. Net pension expense for 2005, 2004 and 2003 reflects deductions of $806 million, $750 million and $700 million of expected returns, respectively.

        The following table shows the expected versus actual rate of return on plan assets for the U.S. pension and postretirement plans:

	2005	2004	2003
Expected rate of return	8.0%	8.0%	8.0%
Actual rate of return	9.7%	11.5%	24.2%

        For the foreign plans, pension expense for 2005 was reduced by the expected return of $315 million, which impacted pretax earnings by 1.1%. Pension expense for 2004 and 2003 was reduced by expected returns of $251 million and $209 million, respectively. Actual returns were higher in 2005, 2004 and 2003 than the expected returns in those years.

        For additional information on the pension and postretirement plans, as well as the effects of a one percentage-point change in the expected rates of return, see Note 21 to the Company's Consolidated Financial Statements on page 147.

Discount Rate

        The 2005 discount rates for the U.S. pension and postretirement plans were selected by reference to a Citigroup-specific analysis using each plan's specific cash flows and compared with the Moody's Aa Long-Term Corporate Bond Yield for reasonableness. Under the analysis, the resulting plan-specific discount rates for the pension and postretirement plans were 5.63% and 5.49%, respectively. Citigroup's policy is to round to the nearest tenth of a percent. Accordingly, at December 31, 2005, the discount rate was set at 5.6% for the pension plan and 5.5% for the postretirement plans.

        At December 31, 2004, the Moody's Aa Long-Term Corporate Bond Yield was 5.66% and the discount rate was set at 5.75% for the pension plans and 5.50% for the postretirement plans, rounding up to the nearest quarter percent, after giving consideration to a Citigroup-specific cash flow analysis.

        The discount rates for the foreign pension and postretirement plans are selected by reference to high-quality corporate bond rates in countries that have developed corporate bond markets. However, where developed corporate bond markets do not exist, the discount rates are selected by reference to local government bond rates with a premium added to reflect the additional risk for corporate bonds. For additional information on discount rates used in determining pension and postretirement benefit obligations and net benefit expense for the Company's plans, as well as the effects of a one percentage-point change in the discount rates, see Note 21 to the Company's Consolidated Financial Statements on page 147.

FASB Pension Project

        The FASB is currently working on a project that will change the way pension and postretirement plan obligations are displayed on the Consolidated Balance Sheet.

        Citigroup expects the standard to require companies to record an asset or liability on the Consolidated Balance Sheet equal to the funded status of the plans. Any other plan assets or liabilities would be reflected net as an adjustment to stockholders' equity.

CORPORATE GOVERNANCE AND CONTROLS AND PROCEDURES

Corporate governance

        Citigroup has a Code of Conduct that maintains the Company's commitment to the highest standards of conduct. The Company has established an ethics hotline for employees. The Code of Conduct is supplemented by a Code of Ethics for Financial Professionals (including finance, accounting, treasury, tax and investor relations professionals) that applies worldwide.

        Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Citigroup Web site, www.citigroup.com, by clicking on the "Corporate Governance" page. The Company's Corporate Governance Guidelines and the charters for the Audit and Risk Management Committee, the Nomination and Governance Committee, the Personnel and Compensation Committee, and the Public Affairs Committee of the Board are also available under the "Corporate Governance" page, or by writing to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd floor, New York, New York 10043.

Controls and procedures

Disclosure

        The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act Securities Laws is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and appropriate SEC filings.

        The Company's Disclosure Committee is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Company's external disclosures.

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2005 and, based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that at that date the Company's disclosure controls and procedures were effective.

Financial reporting

        The Company's internal control over financial reporting is a process under the supervision of the Chief Executive Officer and Chief Financial Officer, and effected by Citigroup's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These controls include policies and procedures that

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Citigroup has had a longstanding process whereby business and financial officers throughout the Company attest to the accuracy of financial information reported in corporate systems as well as the effectiveness of internal controls over financial reporting and disclosure processes.

        Company management is responsible for establishing and maintaining adequate internal control over financial reporting. Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Citigroup management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. This evaluation was based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that at that date the Company's internal control over financial reporting was effective.

        Management's assessment of effectiveness has been audited by KPMG LLP, the Company's independent registered public accounting firm. Their report, on page 101, expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.

        There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

        Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These forward-looking statements involve risks and uncertainties including, but not limited to: changing economic conditions—U.S., global, regional, or related to specific issuers or industries; movements in interest rates and foreign exchange rates; the credit environment, inflation, and geopolitical risks, including the continued threat of terrorism; the ability to gain market share in both new and established markets internationally; levels of activity in the global capital markets; macro-economic factors, political policies and regulatory developments in the countries in which the Company's businesses operate; the level of bankruptcy filings and unemployment rates; management's ability to accurately estimate probable losses inherent in the lending portfolio; the ability of U.S. Cards to continue brand development, private-label expansion and new product launches; the effect of U.S. Cards conforming to industry and regulatory guidance regarding minimum payment calculations; the ability of International Consumer Finance to grow organically in existing branches and to open new branches; the impact of a variety of unresolved matters involving some of the portfolio companies in CVC/Brazil; the Company's subsidiaries' dividending capabilities; the effect of FASB's amendments to the accounting standards governing asset transfers, securitization accounting and fair value of financial instruments; the effect of banking and financial services reforms; possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; the ability of states to adopt more extensive consumer privacy protections through legislation or regulation; and the resolution of legal and regulatory proceedings and related matters.

GLOSSARY OF TERMS

Accumulated Benefit Obligation (ABO)	The actuarial present value of benefits (vested and unvested) attributed to employee services rendered up to the calculation date.
Additional Minimum Liability (AML)	Recognition of an additional minimum liability is required when the ABO exceeds pension plan assets and the liability for accrued pension cost already recognized is insufficient.
Assets Under Management	Assets held by Citigroup in a fiduciary capacity for clients. These assets are not included on Citigroup's balance sheet.
Cash-Basis Formula	A formula, within a defined benefit plan, that defines the ultimate benefit as a hypothetical account balance based on annual benefit credits and interest earnings.
Cash-Basis Loans	Loans in which the borrower has fallen behind in interest payments are considered impaired and are classified as nonperforming or non-accrual assets. In situations where the lender reasonably expects that only a portion of the principal and interest owed ultimately will be collected, payments are credited directly to the outstanding principal.
Claim	Request by an insured for a benefit from an insurance company for an insurable event.
Collateralized Debt Obligations (CDOs)	An investment-grade security backed by a pool of bonds, loans, or other assets.
Credit Default Swap	An agreement between two parties whereby one party pays the other a fixed coupon over a specified term. The other party makes no payment unless a specified credit event such as a default occurs, at which time a payment is made and the swap terminates.
Deferred Tax Asset	An asset attributable to deductible temporary differences and carryforwards. A deferred tax asset is measured using the applicable enacted tax rate and provisions of the enacted tax law.
Deferred Tax Liability	A liability attributable to taxable temporary differences. A deferred tax liability is measured using the applicable enacted tax rate and provisions of the enacted tax law.
Defined Benefit Plan	A retirement plan under which the benefits paid are based on a specific formula. The formula is usually a function of age, service and compensation. A non-contributory plan does not require employee contributions.
Derivative	A contract or agreement whose value is derived from changes in interest rates, foreign exchange rates, prices of securities or commodities, or financial or commodity indices.
Federal Funds	Non-interest-bearing deposits held by member banks at the Federal Reserve Bank.
Foregone Interest	Interest on cash-basis loans that would have been earned at the original contractual rate if the loans were on accrual status.
Generally Accepted Accounting Principles (GAAP)	Accounting rules and conventions defining acceptable practices in preparing financial statements in the United States of America. The Financial Accounting Standards Board (FASB), an independent, self-regulatory organization, is the primary source of accounting rules.
Interest-only (or IO) strip	A residual interest in securitization trusts representing the remaining value of expected net cash flows to the Company after payments to third party investors and net credit losses.

Leverage Ratio	The leverage ratio is calculated by dividing Tier 1 Capital by leverage assets. Leverage assets are defined as quarterly average total assets, net of goodwill, intangibles and certain other items as required by the Federal Reserve.
Managed Average Yield	Gross managed interest revenue earned divided by average managed loans.
Managed Basis	Managed basis presentation includes results from both on-balance sheet loans and off-balance sheet loans, and exclude the impact of card securitization activity. Managed basis disclosures assume that securitized loans have not been sold and present the result of the securitized loans in the same manner as the Company's owned loans.
Managed Loans	Includes loans classified as Loans on the balance sheet plus loans held-for-sale that are included in other assets plus securitized receivables. These are primarily credit card receivables.
Managed Net Credit Losses	Net credit losses adjusted for the effect of credit card securitizations. See Managed Loans.
Market-Related Value of Plan Assets	A balance used to calculate the expected return on pension-plan assets. Market-related value can be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years.
Minority Interest	When a parent owns a majority (but less than 100%) of a subsidiary's stock, the Consolidated Financial Statements must reflect the minority's interest in the subsidiary. The minority interest as shown in the Consolidated Statement of Income is equal to the minority's proportionate share of the subsidiary's net income and, as included within other liabilities on the Consolidated Balance Sheet, is equal to the minority's proportionate share of the subsidiary's net assets.
Mortgage Servicing Rights (MSRs)	An intangible asset representing servicing rights retained in the securitization of mortgage loans, which are measured by allocating the carrying value of the loans between the assets sold and the interests retained.
Net Credit Losses	Gross credit losses (write-offs) less gross credit recoveries.
Net Credit Loss Ratio	Annualized net credit losses divided by average loans outstanding.
Net Credit Margin	Revenues less net credit losses.
Net Interest Revenue (NIR)	Interest revenue less interest expense.
Net Interest Margin	Interest revenue less interest expense divided by average interest-earning assets.
Non-Qualified Plan	A retirement plan that is not subject to certain Internal Revenue Code requirements and subsequent regulations. Contributions to non-qualified plans do not receive tax-favored treatment; the employer's tax deduction is taken when the benefits are paid to participants.
Notional Amount	The principal balance of a derivative contract used as a reference to calculate the amount of interest or other payments.
On-Balance Sheet Loans	Loans originated or purchased by the Company that reside on the balance sheet at the date of the balance sheet.
Projected Benefit Obligation (PBO)	The actuarial present value of all pension benefits accrued for employee service rendered prior to the calculation date, including an allowance for future salary increases if the pension benefit is based on future compensation levels.

Purchase Sales	Customers' credit card purchase sales plus cash advances.
Qualified Plan	A retirement plan that satisfies certain requirements of the Internal Revenue Code and provides benefits on a tax-deferred basis. Contributions to qualified plans are tax deductible.
Qualifying SPE (QSPE)	A Special Purpose Entity that is very limited in its activities and in the types of assets it can hold. It is a passive entity and may not engage in active decision making. QSPE status allows the seller to remove assets transferred to the QSPE from its books, achieving sale accounting. QSPEs are not consolidated by the seller or the investors in the QSPE.
Return on Assets	Annualized income divided by average assets.
Return on Common Equity	Annualized income less preferred stock dividends, divided by average common equity.
Return on Invested Capital	Annualized net income, adjusted to exclude the effects of capital charges on goodwill and intangibles, divided by average invested capital, which consists of risk capital plus goodwill and intangibles.
Return on Risk Capital	Annualized net income, divided by average risk capital.
Risk Capital	Risk capital is a management metric defined as the amount of capital required to absorb potential unexpected economic volatility.
SB Bank Deposit Program	Smith Barney's Bank Deposit Program provides eligible clients with FDIC insurance on their cash deposits. Accounts enrolled in the program automatically have their cash balances invested, or "swept," into interest-bearing, FDIC-insured deposit accounts at Citigroup- affiliated banks.
Securities Purchased Under Agreements to Resell (Reverse Repo Agreements)	An agreement between a seller and a buyer, generally of government or agency securities, whereby the buyer agrees to purchase the securities and the seller agrees to repurchase them at an agreed-upon price at a future date.
Securities Sold Under Agreements to Repurchase (Repurchase Agreements)	An agreement between a seller and a buyer, generally of government or agency securities, whereby the seller agrees to repurchase the securities at an agreed-upon price at a future date.
Shared Responsibilities	Citigroup's concept to become the most respected global financial services company. This entails a commitment by every employee to be responsible on behalf of our clients, each other, and the franchise.
Special Purpose Entity (SPE)	An entity in the form of a trust or other legal vehicle, designed to fulfill a specific limited need of the company that organized it (such as a transfer of risk or desired tax treatment).
Standby Letter of Credit	An obligation issued by a bank on behalf of a bank customer to a third party where the bank promises to pay the third party, contingent upon the failure by the bank's customer to perform under the terms of the underlying contract with the beneficiary or it obligates the bank to guarantee or stand as a surety for the benefit of the third party to the extent permitted by law or regulation.
Securitizations	A process by which a legal entity issues to investors certain securities, which pay a return based on the principal and interest cash flows from a pool of loans or other financial assets.

Termination Indemnity Plan	A lump sum benefit payable to an employee when they leave the Company for any reason, whether voluntarily or involuntarily (including retirement, disability, death and dismissal). This benefit is stipulated by law or custom in certain countries and is typically unfunded.
Tier 1 and Tier 2 Capital	Tier 1 Capital includes common stockholders' equity (excluding certain components of other comprehensive income), qualifying perpetual preferred stock, qualifying mandatorily redeemable securities of subsidiary trusts, and minority interests that are held by others, less certain intangible assets. Tier 2 Capital includes, among other items, perpetual preferred stock to the extent that it does not qualify for Tier 1, qualifying senior and subordinated debt, limited-life preferred stock, and the allowance for credit losses, subject to certain limitations.
Unearned Compensation	The unamortized portion of a grant to employees of restricted or deferred stock measured at the market value on the date of grant. Unearned compensation is displayed as a reduction of stockholders' equity in the Consolidated Balance Sheet.
Unfunded Commitments	Legally binding agreements to provide financing at a future date.
Variable Interest Entity (VIE)	An entity that does not have enough equity to finance its activities without additional subordinated financial support from third parties. VIEs may include entities with equity investors that cannot make significant decisions about the entity's operations. A VIE must be consolidated by its primary beneficiary, if any, which is the party that has the majority of the expected losses or residual returns of the VIE or both.

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

        Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

        Citigroup management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, the Company's internal control over financial reporting is effective.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report appearing on page 101, which expressed unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Citigroup Inc.:

        We have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing on page 100, that Citigroup Inc. and subsidiaries (the "Company" or "Citigroup") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Citigroup maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Citigroup maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citigroup as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 23, 2006 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP
New York, New York
February 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Citigroup Inc.:

        We have audited the accompanying consolidated balance sheets of Citigroup Inc. and subsidiaries (the "Company" or "Citigroup") as of December 31, 2005 and 2004, the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citigroup as of December 31, 2005 and 2004, the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, and the financial position of Citibank, N.A. and subsidiaries as of December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the Consolidated Financial Statements, in 2005 the Company changed its method of accounting for conditional asset retirement obligations associated with operating leases, and in 2003 the Company changed its methods of accounting for variable interest entities and stock-based compensation.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citigroup's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 23, 2006

CONSOLIDATED FINANCIAL STATEMENTS
CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31
	2005	2004(1)	2003(1)
	(In millions of dollars, except per share amounts)
Revenues
Loan interest, including fees	$47,188	$43,796	$37,952
Other interest and dividends	28,833	19,887	16,562
Insurance premiums	3,132	2,726	2,455
Commissions and fees	17,143	15,981	15,657
Principal transactions	6,443	3,716	4,885
Asset management and administration fees	6,119	5,524	4,576
Realized gains (losses) from sales of investments	1,962	833	529
Other revenue	9,498	9,176	6,162

Total revenues	$120,318	$101,639	$88,778
Interest expense	36,676	22,004	17,184

Total revenues, net of interest expense	$83,642	$79,635	$71,594

Provision for credit losses and for benefits and claims
Provision for loan losses	$7,929	$6,233	$8,046
Policyholder benefits and claims	867	884	878
Provision for unfunded lending commitments	250	—	—

Total provision for credit losses and for benefits and claims	$9,046	$7,117	$8,924

Operating expenses
Compensation and benefits	$25,772	$22,934	$20,719
Net occupancy expense	5,141	4,791	4,227
Technology/communication expense	3,524	3,518	3,353
Advertising and marketing expense	2,533	2,653	1,938
Other operating expenses	8,193	15,886	7,263

Total operating expenses	$45,163	$49,782	$37,500

Income from continuing operations before income taxes, minority interest, and cumulative effect of accounting change	$29,433	$22,736	$25,170
Provision for income taxes	9,078	6,464	7,838
Minority interest, net of taxes	549	218	274

Income from continuing operations before cumulative effect of accounting change	$19,806	$16,054	$17,058

Discontinued operations
Income from discontinued operations	$908	$1,446	$1,163
Gain on sale	6,790	—	—
Provision for income taxes and minority interest, net of taxes	2,866	454	368

Income from discontinued operations, net of taxes	$4,832	$992	$795
Cumulative effect of accounting change, net of taxes	(49)	—	—

Net income	$24,589	$17,046	$17,853

Basic earnings per share
Income from continuing operations	$3.90	$3.13	$3.34
Income from discontinued operations, net of taxes	0.95	0.19	0.15
Cumulative effect of accounting change, net of taxes	(0.01)	—	—

Net Income	$4.84	$3.32	$3.49

Weighted average common shares outstanding	5,067.6	5,107.2	5,093.3

Diluted earnings per share
Income from continuing operations	$3.82	$3.07	$3.27
Income from discontinued operations, net of taxes	0.94	0.19	0.15
Cumulative effect of accounting change, net of taxes	(0.01)	—	—

Net income	$4.75	$3.26	$3.42

Adjusted weighted average common shares outstanding	5,160.4	5,207.4	5,193.6

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31
	2005	2004(1)
	(In millions of dollars)
Assets
Cash and due from banks (including segregated cash and other deposits)	$28,373	$23,556
Deposits at interest with banks	26,904	23,889
Federal funds sold and securities borrowed or purchased under agreements to resell	217,464	200,739
Brokerage receivables	42,823	39,273
Trading account assets (including $92,495 and $102,573 pledged to creditors at December 31, 2005 and December 31, 2004, respectively)	295,820	280,167
Investments (including $15,819 and $15,587 pledged to creditors at December 31, 2005 and December 31, 2004, respectively)	180,597	213,243
Loans, net of unearned income
Consumer	454,620	435,226
Corporate	128,883	113,603

Loans, net of unearned income	$583,503	$548,829
Allowance for loan losses	(9,782)	(11,269)

Total loans, net	$573,721	$537,560
Goodwill	33,130	31,992
Intangible assets	14,749	15,271
Other assets	80,456	118,411

Total assets	$1,494,037	$1,484,101

Liabilities
Non-interest-bearing deposits in U.S. offices	$32,869	$31,533
Interest-bearing deposits in U.S. offices	173,813	161,113
Non-interest-bearing deposits in offices outside the U.S.	32,614	28,379
Interest-bearing deposits in offices outside the U.S.	353,299	341,056

Total deposits	$592,595	$562,081
Federal funds purchased and securities loaned or sold under agreements to repurchase	242,392	209,555
Brokerage payables	70,994	50,208
Trading account liabilities	121,108	135,487
Short-term borrowings	66,930	56,767
Long-term debt	217,499	207,910
Other liabilities	69,982	152,802

Total liabilities	$1,381,500	$1,374,810

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	$1,125	$1,125
Common stock ($.01 par value; authorized shares: 15 billion), issued shares: 2005 and 2004—5,477,416,086 shares	55	55
Additional paid-in capital	20,119	18,851
Retained earnings	117,555	102,154
Treasury stock, at cost: 2005—497,192,288 and 2004—282,773,501 shares	(21,149)	(10,644)
Accumulated other changes in equity from nonowner sources	(2,532)	(304)
Unearned compensation	(2,636)	(1,946)

Total stockholders' equity	$112,537	$109,291

Total liabilities and stockholders' equity	$1,494,037	$1,484,101

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Year Ended December 31
	Amounts			Shares
	2005	2004	2003	2005	2004	2003
	In millions of dollars, except shares in thousands
Preferred stock at aggregate liquidation value
Balance, beginning of year	$1,125	$1,125	$1,400	4,250	4,250	5,350
Redemption or retirement of preferred stock	—	—	(275)	—	—	(1,100)

Balance, end of year	$1,125	$1,125	$1,125	4,250	4,250	4,250

Common stock and additional paid-in capital
Balance, beginning of year	$18,906	$17,586	$17,436	5,477,416	5,477,416	5,477,416
Employee benefits plans	1,214	1,212	133	—	—	—
Other	54	108	17	—	—	—

Balance, end of year	$20,174	$18,906	$17,586	5,477,416	5,477,416	5,477,416

Retained earnings
Balance, beginning of year	$102,154	$93,483	$81,403
Net income	24,589	17,046	17,853
Common dividends(1)	(9,120)	(8,307)	(5,702)
Preferred dividends	(68)	(68)	(71)

Balance, end of year	$117,555	$102,154	$93,483

Treasury stock, at cost
Balance, beginning of year	$(10,644)	$(11,524)	$(11,637)	(282,774)	(320,467)	(336,735)
Issuance of shares pursuant to employee benefit plans	2,203	1,659	2,437	61,278	54,121	75,586
Treasury stock acquired(2)	(12,794)	(25)	(1,967)	(277,918)	(516)	(52,464)
Shares purchased from Employee Pension Fund	—	(502)	(449)	—	(10,001)	(9,556)
Other(3)	86	(252)	92	2,222	(5,911)	2,702

Balance, end of year	$(21,149)	$(10,644)	$(11,524)	(497,192)	(282,774)	(320,467)

Accumulated other changes in equity from nonowner sources
Balance, beginning of year	$(304)	$(806)	$(193)
Net change in unrealized gains and losses on investment securities, net of tax	(1,549)	(275)	951
Net change in cash flow hedges, net of tax	439	(578)	(491)
Net change in foreign currency translation adjustment, net of tax	(980)	1,355	(1,073)
Minimum pension liability adjustment, net of tax	(138)	—	—

Balance, end of year	$(2,532)	$(304)	$(806)

Unearned compensation
Balance, beginning of year	$(1,946)	$(1,850)	$(1,691)
Net issuance of restricted and deferred stock	(690)	(96)	(159)

Balance, end of year	$(2,636)	$(1,946)	$(1,850)

Total common stockholders' equity and common shares outstanding	$111,412	$108,166	$96,889	4,980,224	5,194,642	5,156,949

Total stockholders' equity	$112,537	$109,291	$98,014

Summary of changes in equity from nonowner sources
Net income	$24,589	$17,046	$17,853
Other changes in equity from nonowner sources, net of tax	(2,228)	502	(613)

Total changes in equity from nonowner sources	$22,361	$17,548	$17,240

(1)
Common dividends declared were 44 cents per share in the first, second, third, and fourth quarters of 2005, 40 cents per share in the first, second, third, and fourth quarters of 2004, 20 cents per share in the first and second quarters of 2003, and 35 cents per share in the third and fourth quarters of 2003.

(2)
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

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Citigroup Inc. and Subsidiaries

	Year Ended December 31
	2005	2004(1)	2003(1)
	In millions of dollars
Cash flows from operating activities of continuing operations
Net income	$24,589	$17,046	$17,853
Income from discontinued operations, net of taxes	630	992	795
Gain on sale, net of taxes	4,202	—	—
Cumulative effect of accounting changes, net of taxes	(49)	—	—

Income from continuing operations	$19,806	$16,054	$17,058
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	$274	$277	$268
Additions to deferred policy acquisition costs	(382)	(493)	(392)
Depreciation and amortization	2,318	2,056	1,570
Deferred tax (benefit) provision	(181)	(1,209)	808
Provision for credit losses	7,929	6,233	8,046
Change in trading account assets	(16,399)	(43,071)	(80,111)
Change in trading account liabilities	(13,986)	13,110	30,443
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(16,725)	(28,131)	(32,228)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	33,808	22,966	19,468
Change in brokerage receivables net of brokerage payables	17,236	81	14,188
Net gains from sales of investments	(1,962)	(833)	(529)
Venture capital activity	962	(201)	134
Other, net	(853)	10,885	6,415

Total adjustments	$12,039	$(18,330)	$(31,920)

Net cash provided by (used in) operating activities of continuing operations	$31,845	$(2,276)	$(14,862)

Cash flows from investing activities of continuing operations
Change in deposits at interest with banks	$(3,286)	$(2,175)	$(3,395)
Change in loans	(68,100)	(68,451)	(30,012)
Proceeds from sales of loans	22,435	15,121	18,553
Purchases of investments	(203,023)	(195,903)	(208,040)
Proceeds from sales of investments	82,603	112,470	127,277
Proceeds from maturities of investments	97,513	63,318	71,730
Other investments, primarily short-term, net	148	(29)	130
Capital expenditures on premises and equipment	(3,724)	(3,011)	(2,354)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	17,611	3,106	1,260
Business acquisitions	(602)	(3,677)	(21,456)

Net cash used in investing activities of continuing operations	$(58,425)	$(79,231)	$(46,307)

Cash flows from financing activities of continuing operations
Dividends paid	$(9,188)	$(8,375)	$(5,773)
Issuance of common stock	1,400	912	686
Issuance of mandatorily redeemable securities of parent trusts	—	—	1,600
Redemption of mandatorily redeemable securities of parent trusts	—	—	(700)
Redemption of mandatorily redeemable securities of subsidiary trusts	—	—	(625)
Redemption of preferred stock, net	—	—	(275)
Treasury stock acquired	(12,794)	(779)	(2,416)
Stock tendered for payment of withholding taxes	(696)	(511)	(499)
Issuance of long-term debt	68,852	75,764	67,054
Payments and redemptions of long-term debt	(52,364)	(49,686)	(45,800)
Change in deposits	27,912	65,818	42,136
Change in short-term borrowings	10,163	(4,363)	6,647
Contractholder fund deposits	349	11,797	8,346
Contractholder fund withdrawals	(351)	(7,266)	(5,976)

Net cash provided by financing activities of continuing operations	$33,283	$83,311	$64,405

Effect of exchange rate changes on cash and cash equivalents	$(1,840)	$731	$579

Discontinued Operations
Net cash (used in) provided by discontinued operations	$(46)	$(128)	$8

Change in cash and due from banks	$4,817	$2,407	$3,823
Cash and due from banks at beginning of period	$23,556	$21,149	$17,326

Cash and due from banks at end of period	$28,373	$23,556	$21,149

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$8,621	$6,808	$6,113
Cash paid during the period for interest	32,081	$18,544	$15,732

Non-cash investing activities
Transfers to repossessed assets	$1,268	$1,046	$1,077

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31
	2005	2004(1)
	(In millions of dollars)
Assets
Cash and due from banks	$15,706	$13,354
Deposits at interest with banks	22,704	21,756
Federal funds sold and securities purchased under agreements to resell	15,187	15,637
Trading account assets (including $600 and $389 pledged to creditors at December 31, 2005 and December 31, 2004, respectively)	86,966	97,697
Investments (including $2,122 and $2,484 pledged to creditors at December 31, 2005 and December 31, 2004, respectively)	124,147	108,780
Loans, net of unearned income	386,565	378,100
Allowance for loan losses	(6,307)	(7,897)

Total loans, net	$380,258	$370,203
Goodwill	9,093	9,593
Intangible assets	10,644	10,557
Premises and equipment, net	5,873	6,288
Interest and fees receivable	5,722	5,250
Other assets	30,197	35,414

Total assets	$706,497	$694,529

Liabilities
Non-interest-bearing deposits in U.S. offices	$23,464	$22,399
Interest-bearing deposits in U.S. offices	112,264	102,376
Non-interest-bearing deposits in offices outside the U.S.	28,738	24,443
Interest-bearing deposits in offices outside the U.S.	321,524	309,784

Total deposits	$485,990	$459,002
Trading account liabilities	46,812	56,630
Purchased funds and other borrowings	48,653	47,160
Accrued taxes and other expense	9,047	10,970
Long-term debt and subordinated notes	34,404	41,038
Other liabilities	25,327	25,588

Total liabilities	$650,233	$640,388

Stockholder's equity
Preferred stock ($100 par value)	$—	$1,950
Capital stock ($20 par value) standing shares: 37,534,553 in each period	751	751
Surplus	27,244	25,972
Retained earnings	30,651	25,935
Accumulated other changes in equity from nonowner sources(2)	(2,382)	(467)

Total stockholder's equity	$56,264	$54,141

Total liabilities and stockholder's equity	$706,497	$694,529

(1)
Reclassified to conform to the current period's presentation.

(2)
Amounts at December 31, 2005 and December 31, 2004 include the after-tax amounts for net unrealized gains/(losses) on investment securities of ($210) million and $348 million, respectively, for foreign currency translation of ($2.381) billion and ($880) million, respectively, for cash flow hedges of $323 million and $65 million, respectively, and for additional minimum pension liability of ($114) million at December 31, 2005.

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries (the Company). The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries, are accounted for under the equity method, and the pro rata share of their income (loss) is included in other revenue. Income from investments in less than 20%-owned companies is recognized when dividends are received. As discussed below, Citigroup consolidates entities deemed to be variable interest entities (VIEs) when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings, and other investments and charges for management's estimate of impairment in their value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in other revenue.

Citibank, N.A.

        Citibank, N.A. is a commercial bank and wholly owned subsidiary of Citigroup Inc. Citibank's principal offerings include credit cards, consumer finance and retail banking products and services; investment banking, commercial banking, cash management, trade finance and e-commerce products and services; and private banking products and services.

        The Company includes a balance sheet and statement of changes in stockholder's equity (see Note 28 to the Consolidated Financial Statements on page 169) for Citibank, N.A. to provide information about this entity to shareholders and international regulatory agencies.

        Certain amounts in prior years have been reclassified to conform to the current year's presentation.

Variable Interest Entities

        An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in FASB Interpretation No. 46-R, "Consolidation of Variable Interest Entities (revised December 2003)" (FIN 46-R), which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity.

        In addition, as specified in FIN 46-R, a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

        Along with the VIEs that are consolidated in accordance with these guidelines, the Company has significant variable interests in other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), many structured finance transactions, and various investment funds. All other entities not deemed to be VIEs, with which the Company has involvement, are evaluated for consolidation under ARB No. 51, "Consolidated Financial Statements," and SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" (SFAS 94).

Foreign Currency Translation

        Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using year-end spot foreign exchange rates. Revenues and expenses are translated monthly at amounts that approximate weighted average exchange rates, with resulting gains and losses included in income. The effects of translating income with a functional currency other than the U.S. dollar are included in stockholders' equity along with related hedge and tax effects. The effects of translating operations with the U.S. dollar as the functional currency, including those in highly inflationary environments, are included in other revenue along with the related hedge effects. Hedges of foreign currency exposures include forward currency contracts and designated issues of non-U.S. dollar debt.

Investment Securities

        Investments include fixed income and equity securities. Fixed income instruments include bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities subject to prepayment risk. Equity securities include common and nonredeemable preferred stocks. Fixed income investments classified as "held to maturity" represent securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Fixed income securities and marketable equity securities classified as "available-for-sale" are carried at fair value, which is determined based upon quoted market prices when available. If quoted market prices are not available, discounted expected cash flows using market rates commensurate with the characteristics of the investment are used with unrealized gains and losses and related hedge effects reported in a separate component of stockholders' equity, net of applicable income taxes. Declines in fair value that are determined to be other than temporary are charged to earnings. Accrual of income is suspended on fixed income that is in default or on which it is likely that future interest payments will not be made as scheduled. Fixed income subject to prepayment risk is accounted for using the retrospective method, where the principal amortization and effective yield are recalculated each period based on actual historical and projected future cash flows. Realized gains and losses on sales of investments are included in earnings on a specific identified cost basis.

        Citigroup's private equity subsidiaries include subsidiaries registered as Small Business Investment

Companies and other subsidiaries that engage exclusively in venture capital activities. Venture capital investments are carried at fair value, with changes in fair value recognized in other revenue. The fair values of publicly traded securities held by these subsidiaries are generally based upon quoted market prices. In certain situations, including thinly traded securities, large block holdings, restricted shares, or other special situations, the quoted market prices are adjusted to produce an estimate of the attainable fair value for the securities. For securities held by these subsidiaries that are not publicly traded, estimates of fair value are made based upon a review of the investee's financial results, condition and prospects, together with comparisons to similar companies for which quoted market prices are available.

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

Trading Account Assets and Liabilities

        Trading account assets and liabilities, including securities, commodities and derivatives, are carried at fair value. Fair value is determined based upon quoted prices when available, or under an alternative approach such as matrix or model pricing when market prices are not readily available. If quoted market prices are not available for fixed income securities, derivatives, or commodities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. Obligations to deliver securities sold, not yet purchased, are also carried at fair value and included in trading account liabilities. The determination of fair value considers various factors, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options, warrants, and derivatives; price activity for equivalent or synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions; and derivatives transaction maintenance costs during that period. The fair value of aged inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available-for-immediate-sale for longer than 90 days. Changes in fair value of trading account assets and liabilities are recognized in earnings. Interest expense on trading account liabilities is reported as a reduction of interest revenue.

        Commodities are accounted for on a lower of cost or market (LOCOM) basis and include physical quantities of commodities involving future settlement or delivery. Related gains or losses are reported as principal transactions.

        Derivatives used for trading purposes include interest rate, currency, equity, credit, and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. The fair value of derivatives is determined based upon liquid market prices evidenced by exchange traded prices, broker/dealer quotations, or prices of other transactions with similarly rated counterparties. The fair value includes an adjustment for individual counterparty credit risk and other adjustments, as appropriate, to reflect liquidity and ongoing servicing costs. The fair values of derivative contracts reflect cash the Company has paid or received (for example, option premiums and cash margin in connection with credit support agreements). Derivatives in a net receivable position, as well as options owned and warrants held, are reported as trading account assets. Similarly, derivatives in a net payable position, as well as options written and warrants issued, are reported as trading account liabilities. Revenues generated from derivative instruments used for trading purposes are reported as principal transactions and include realized gains and losses, as well as unrealized gains and losses resulting from changes in the fair value of such instruments. Trading profit at inception of a derivative transaction is not recognized unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. The Company defers trade date gains and losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. The deferral is recognized in income when the market data becomes observable or over the life of the transaction.

Consumer Loans

        Consumer Loans include loans and leases managed by the Global Consumer business and the Private Bank. As a general rule, interest accrual ceases for open-end revolving and closed-end installment and real estate loans when payments are 90 days contractually past due. For credit cards, however, the Company accrues interest until payments are 180 days past due and reverses the interest and fees earned, but not collected.

        As a general rule, unsecured closed-end installment loans are charged off at 120 days past due and unsecured open-end (revolving) loans are charged off at 180 contractually days past due. Loans secured with non-real-estate collateral are written down to the estimated value of the collateral, less costs to sell, at 120 days past due. Real-estate secured loans (both open- and closed-end) are written down to the estimated value of the property, less costs to sell, at 180 days past due.

        In certain consumer businesses in the U.S., secured real estate loans are written down to the estimated value of the property, less costs to sell, at the earlier of the receipt of title or 12 months in foreclosure (a process that must commence when payments are 120 days contractually past due). Closed-end loans secured by non-real-estate collateral are written down to the estimated value of the collateral, less costs to sell, at 180 days past due. Unsecured loans (both open- and closed-end) are charged off at 180 days past due and 180 days from the last payment, but in no event can these loans exceed 360 days contractually past due.

        Unsecured loans in bankruptcy are charged-off within 30 days of notification of filing by the bankruptcy court or within the contractual write-off periods, whichever occurs earlier. In the U.S. Consumer Finance business, unsecured loans in bankruptcy are charged off when they are 30 days contractually past due.

        Commercial Business includes loans and leases made principally to small- and middle-market businesses. Commercial Business loans are placed on a non-accrual basis when it is determined that the payment of interest or principal is doubtful or when payments are past due for 90 days or more, except when the loan is well secured and in the process of collection.

Corporate Loans

        Corporate Loans represent loans and leases managed by the CIB. Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined that the payment of interest or principal is doubtful, or when interest or principal is 90 days past due, except when the loan is well secured and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired corporate loans and leases are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans and leases, where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment, are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

Lease Financing Transactions

        Loans include the Company's share of aggregate rentals on lease financing transactions and residual values net of related unearned income. Lease financing transactions represent direct financing leases and also include leveraged leases. Unearned income is amortized under a method that results in an approximate level rate of return when related to the unrecovered lease investment. Gains and losses from sales of residual values of leased equipment are included in other revenue.

Loans Held-for-Sale

        Corporate and consumer loans that have been identified for sale are classified as loans held-for-sale within other assets and are accounted for at the lower of cost or market value, with any write-downs or subsequent recoveries charged to other revenue.

Allowance for Loan Losses

        Allowance for loan losses represents management's estimate of probable losses inherent in the portfolio. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio. Additions to the allowance are made through the provision for credit losses. Credit losses are deducted from the allowance, and subsequent recoveries are added. Securities received in exchange for loan claims in debt restructurings are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance, and are subsequently accounted for as securities available-for-sale.

        In the Corporate and Commercial Business portfolios, larger-balance, non-homogenous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. Reserves are established for these loans based upon an estimate of probable losses for the individual loans deemed to be impaired. This estimate considers all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. The allowance for credit losses attributed to the remaining portfolio is established via a process that estimates the probable loss inherent in the portfolio based upon various analyses. These analyses consider historical and project default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators including trends in internally risk-rated exposures, classified exposures, cash-basis loans, historical and forecasted write-offs, and a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures.

        For consumer loans (excluding Commercial Business loans), each portfolio of smaller-balance, homogenous loans—including consumer mortgage, installment, revolving credit, and most other consumer loans—is collectively evaluated for impairment. The allowance for credit losses attributed to these loans is established via a process that estimates the probable losses inherent in the portfolio based upon various analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing, and classified loans; trends in volumes and terms of loans; an evaluation of overall credit quality; the credit process, including lending policies and procedures; and economic, geographical, product and other environmental factors.

Allowance for Unfunded Lending Commitments

        A similar approach to the allowance for loan losses is used for calculating a reserve for the expected losses related to unfunded loan commitments and standby letters of credit. This reserve is classified on the balance sheet within other liabilities.

Mortgage Servicing Rights (MSRs)

        Mortgage Servicing Rights (MSRs), which are included within intangible assets in the Consolidated Balance Sheet, are recognized as assets when purchased or when the Company sells or securitizes loans acquired through purchase or origination and retains the right to service the loans. Servicing rights retained in the securitization of mortgage loans are measured by allocating the carrying value of the loans between the assets sold and the interests retained, based on the relative fair values at the date of securitization. The Company estimates the fair value of MSRs by discounting projected net servicing cash flows of the remaining servicing portfolio and considering market loan prepayment predictions and other economic factors. The Company uses fair values that are determined using internally developed assumptions comparable to quoted market prices. MSRs are amortized using a proportionate cash flow method over the period of the related net positive servicing income to be generated from the various portfolios purchased or loans originated. Impairment of MSRs is evaluated on a disaggregated basis by type (i.e., fixed rate or adjustable rate) and by interest-rate band, which are believed to be the predominant risk characteristics of the Company's servicing portfolio. Any excess of the carrying value of the capitalized servicing rights over the fair value by stratum is recognized through a valuation allowance for each stratum and charged to the provision for impairment on MSRs.

        Additional information on the Company's MSRs can be found in Note 13 to the Consolidated Financial Statements on page 128.

Goodwill

        Goodwill represents an acquired company's acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is subject to annual impairment tests whereby goodwill is allocated to the Company's reporting units and an impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Furthermore, on any business dispositions, goodwill is allocated to the business disposed of based on the ratio of the fair value of the business disposed of to the fair value of the reporting unit.

Intangible Assets

        Intangible Assets—including MSRs, core deposit intangibles, present value of future profits, purchased credit card relationships, other customer relationships, and other intangible assets—are amortized over their estimated useful lives. Upon the adoption of SFAS 142, intangible assets deemed to have indefinite useful lives, primarily certain asset management contracts and trade names, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset.

Repossessed Assets

        Upon repossession, loans are adjusted, if necessary, to the estimated fair value of the underlying collateral and transferred to repossessed assets. This is reported in other assets, net of a valuation allowance for selling costs and net declines in value as appropriate.

Securitizations

        The Company primarily securitizes credit card receivables and mortgages. Other types of securitized assets include corporate debt securities, auto loans, and student loans.

        There are two key accounting determinations that must be made relating to securitizations. First, in the case where Citigroup originated or owned the financial assets transferred to the securitization entity, a decision must be made as to whether that transfer is considered a sale under Generally Accepted Accounting Principles. If it is a sale, the transferred assets are removed from the Company's Consolidated Balance Sheet with a gain or loss recognized. Alternatively, when the transfer would not be considered a sale but rather a financing, the assets will remain on the Company's Balance Sheet with an offsetting liability recognized in the amount of received proceeds.

        Second, determination must be made as to whether the securitization entity is sufficiently independent. If so, the entity would not be included in the Company's Consolidated Financial Statements. For each securitization entity with which it is involved, the Company makes a determination of whether the entity should be considered a subsidiary of the Company and be included in its Consolidated Financial Statements or whether the entity is sufficiently independent that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet accounting requirements to be a QSPE, the securitization entity is not consolidated by the seller of transferred assets. If the securitization entity is determined to be a VIE, the Company consolidates the VIE if it is the primary beneficiary.

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

        Interest in the securitized and sold loans may be retained in the form of subordinated interest-only strips, subordinated tranches, spread accounts, and servicing rights. The Company retains a seller's interest in the credit card receivables transferred to the trust, which is not in securitized form. Accordingly, the seller's interest is carried on an historical cost basis and classified as consumer loans. Retained interests in securitized mortgage loans are classified as trading account assets. Other retained interests are primarily recorded as available-for-sale investments. Gains or losses on securitization and sale depend in part on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair values at the date of sale. Gains are recognized at the time of securitization and are reported in other revenue.

        The Company values its securitized retained interest at fair value using either financial models, quoted market prices, or sales of similar assets. Where quoted market prices are not available, the Company estimates the fair value of these retained interests by determining the present value of expected future cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including prepayment speeds, credit losses, and discount rates.

        Additional information on the Company's securitization activities can be found in "Off-Balance Sheet Arrangements" on page 89 and in Note 13 to the Consolidated Financial Statements on page 128.

Transfers of Financial Assets

        For a transfer of financial assets to be considered a sale, the assets must have been isolated from the Company, even in bankruptcy or other receivership; the purchaser must have the right to sell the assets transferred, or the purchaser must be a QSPE. If these sale requirements are met, the assets are removed from the Company's Consolidated Balance Sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, and the assets remain on the Consolidated Balance Sheet. The sale proceeds are recognized as the Company's liability. A legal opinion on a sale is generally obtained for complex transactions or where the Company has continuing involvement with assets transferred or with the securitization entity. Those opinions must state that the asset transfer is considered a sale and that the assets transferred would not be consolidated with the other assets in the event of the Company's insolvency.

        See Note 13 to the Consolidated Financial Statements on page 128.

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

        To qualify as a hedge, a derivative must be highly effective in offsetting the risk designated as being hedged. The hedge relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge, which includes the item and risk that is being hedged and the derivative that is being used, as well as how effectiveness will be assessed and ineffectiveness measured. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis, typically using quantitative measures of correlation with hedge ineffectiveness measured and recorded in current earnings. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in fair value, are recognized in other revenue.

        The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. The underlying asset, liability, firm commitment, or forecasted transaction may be an individual item or a portfolio of similar items.

        For fair value hedges, in which derivatives hedge the fair value of assets, liabilities, or firm commitments, changes in the fair value of derivatives are reflected in other revenue, together with changes in the fair value of the related hedged item. These are expected to, and generally do, offset each other. Any net amount, representing hedge ineffectiveness, is reflected in current earnings. Citigroup's fair value hedges are primarily hedges of fixed-rate long-term debt, loans, and available-for-sale securities.

        For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities, or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported as other changes in stockholders' equity from nonowner sources. These changes in fair value will be included in earnings of future periods when the hedged cash flows come into earnings. To the extent these derivatives are not effective, changes in their fair values are immediately included in other revenue. Citigroup's cash flow hedges primarily include hedges of loans, rollovers of short-term liabilities, and foreign currency denominated funding. They also include hedges of certain forecasted transactions up to a maximum term of 30 years, although a substantial majority of the maturities is under five years.

        For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in other changes in stockholders' equity from nonowner sources as part of the foreign currency translation adjustment.

        End-user derivatives that are economic hedges rather than qualifying for hedge accounting purposes are also carried at fair value, with changes in value included in trading account income or other revenue. Citigroup often uses economic hedges when qualifying for hedge accounting would be too complex or operationally burdensome; examples are hedges of the credit risk component of commercial loans and loan commitments. Citigroup periodically evaluates its hedging strategies in other areas, such as mortgage servicing rights, and may designate either a qualifying hedge or economic hedge, after considering the relative cost and benefits. Economic hedges are also employed when the hedged item itself is marked to market through current earnings, such as hedges of one-to-four family mortgage loan commitments and non-U.S. dollar debt.

        For those hedge relationships that are terminated or when hedge designations are removed, the hedge accounting treatment described in the paragraphs above is no longer applied. The end-user derivative is terminated or transferred to the trading account. For fair value hedges, any changes in the fair value of the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in other changes in stockholders' equity from nonowner sources and are included in earnings of future periods when the hedged cash flows flow into earnings. However, if the forecasted transaction is no longer likely to occur, any changes in fair value of the end-user derivative are immediately reflected in other revenue.

Employee Benefits Expense

        Employee Benefits Expense includes current service costs of pension and other postretirement benefit plans, which are accrued on a current basis; contributions and unrestricted awards under other employee plans; the amortization of restricted stock awards; and costs of other employee benefits.

Stock-Based Compensation

        SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), allows companies to recognize compensation expense over the related service period based on the grant date fair value of the stock award.

        Prior to January 1, 2003, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations (APB 25). Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the common stock on the grant date. Alternatively, on January 1, 2003, the Company adopted the fair value provisions of SFAS 123. See "Accounting Changes" on page 114.

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

Earnings Per Share

        Earnings per share is computed after recognition of preferred stock dividend requirements. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. It is computed after giving consideration to the weighted average dilutive effect of the Company's stock options and the shares issued under the Company's Capital Accumulation Program and other restricted stock plans.

Use of Estimates

        Management must make estimates and assumptions that affect the Consolidated Financial Statements and the related footnote disclosures. While management makes its best judgment, actual results could differ from those estimates.

Cash Flows

        Cash equivalents are defined as those amounts included in cash and due from banks. Cash flows from risk management activities are classified in the same category as the related assets and liabilities.

Accounting Changes

Accounting for Conditional Asset Retirement Obligations

        On December 31, 2005, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). The Interpretation requires entities to estimate and recognize a liability for costs associated with the retirement or removal of an asset from service, regardless of the uncertainty of timing or whether performance will be required. For Citigroup, this applies to certain real estate restoration activities in the Company's branches and office space, most of which are rented under operating lease agreements.

        The impact of adopting this interpretation was a $49 million after-tax ($80 million pretax) charge to earnings, which was reported on the Consolidated Statement of Income as the cumulative effect of accounting change (net of taxes). Had Citigroup adopted FIN 47 at the inception of leases requiring restoration, pro forma net income and EPS would have been the amounts shown below.

		2005	2004		2003
In millions of dollars, except per share amounts
Cumulative effect of accounting change related to adoption of FIN 47, net of taxes	As reported Pro forma	$49 2	$	— 4	$	— 7
Net income	As reported Pro forma	$24,589 24,636		$17,046 17,042		$17,853 17,846
Basic earnings per share	As reported Pro forma	$4.84 4.85		$3.32 3.32		$3.49 3.49
Diluted earnings per share	As reported Pro forma	$4.75 4.76		$3.26 3.26		$3.42 3.42

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

        On January 1, 2005, Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3), was adopted for loan acquisitions. SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

        SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor's initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life. Decreases in expected cash flows are recognized as impairments.

Consolidation of Variable Interest Entities

        On January 1, 2004, the Company adopted FIN 46-R, which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. FIN 46 and FIN 46-R change the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. The Company has determined that in accordance with FIN 46-R, the multi-seller finance companies administered by the Company should continue not to be consolidated. However, the trust preferred security vehicles are now deconsolidated. The cumulative effect of adopting FIN 46 was an increase to assets and liabilities of approximately $1.6 billion, primarily due to certain structured finance transactions.

        For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities, and noncontrolling interests of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities, and noncontrolling interests of the VIE. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. With the exception of the deferral related to certain investment company subsidiaries, Citigroup elected to implement the remaining provisions of FIN 46-R in the 2003 third quarter, resulting in the consolidation of VIEs increasing both total assets and total liabilities by approximately $2.1 billion. The implementation of FIN 46-R encompassed a review of thousands of entities to determine the impact of adoption, and considerable judgment was used in evaluating whether or not a VIE should be consolidated.

        The Company administers several third party owned, special purpose, multi-seller finance companies (the "conduits") that purchase pools of trade receivables, credit cards, and other financial assets from third party clients of the Company. The Company has no ownership interest in the conduits, but as administrator, provides them with accounting, funding, and operations services. Generally, the clients continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or residual interest. The Company, along with other financial institutions, provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss protection in the form of letters of credit and other guarantees. During 2003, to comply with FIN 46-R, many of the conduits issued "first loss" subordinated notes, such that one third party investor in each conduit would be deemed the primary beneficiary and would consolidate that conduit.

        Some of the Company's private equity subsidiaries may invest in venture capital entities that may also be subject to FIN 46-R. The Company accounts for its venture capital activities in accordance with the Investment Company Audit Guide (Audit Guide). The FASB has deferred adoption of FIN 46-R for non-registered investment companies that apply the Audit Guide. The FASB has also permitted registered investment companies to defer consolidation of VIEs with which they are involved until a Statement of Position on the scope of the Audit Guide is finalized, which will amend the definition of an investment company in the Audit Guide.

        Following issuance of the Statement of Position, the FASB will consider further modification to FIN 46-R to provide an exception for companies that qualify to apply the revised Audit Guide. Following issuance of the revised Audit Guide, the Company will assess the effect of such guidance on its private equity business.

        The Company may provide administrative, trustee and/or investment management services to numerous personal estate trusts, which are considered VIEs under FIN 46-R, but are not consolidated. See Note 13 to the Consolidated Financial Statements on page 128.

Postretirement Benefits

        In May 2004, the FASB issued FASB Staff Position FAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-2), which supersedes FSP FAS 106-1, in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act of 2003). The Act of 2003 established a prescription drug benefit for Medicare-eligible participants, as well as a federal subsidy of 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those offered under Medicare Part D. If a plan qualifies, FSP FAS 106-2 requires plan sponsors to disclose the effect of the subsidy on the net periodic expense and the accumulated postretirement benefit obligation in their financial statements. Plan sponsors that initially elected to defer accounting for the effects of the subsidy are allowed the option of retroactive application to the date of enactment or prospective application from the date of adoption.

        In the third quarter of 2004, Citigroup reflected the effects of the subsidy in its financial statements retroactive to January 1, 2004 in accordance with FSP FAS 106-2. The effect of adopting FSP FAS 106-2 is included in Note 21 to the Company's Consolidated Financial Statements on page 147.

Accounting for Loan Commitments Accounted for as Derivatives

        On April 1, 2004, the Company adopted the SEC's Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" (SAB 105), which specifies that servicing assets embedded in commitments for loans to be held for sale should be recognized only when the servicing asset has been contractually separated from the associated loans by sale or securitization. The impact of implementing SAB 105 across all of the Company's business was a delay in recognition of $35 million pretax in the second quarter of 2004.

Profit Recognition on Bifurcated Hybrid Instruments

        On January 1, 2004, Citigroup revised the application of Derivatives Implementation Group (DIG) Issue B6, "Embedded Derivatives: Allocating the Basis of a Hybrid Instrument to the Host Contract of the Embedded Derivative." In December 2003, the SEC staff gave a speech that clarified the accounting for derivatives embedded in financial instruments ("hybrid instruments") to preclude the recognition of any profit on the trade date for hybrid instruments that must be bifurcated for accounting purposes. The trade-date revenue must instead be amortized over the life of the hybrid instrument. The impact of this change in application was an approximately $256 million pretax reduction in revenue, net of amortization, across all of the Company's businesses during 2004. This revenue is recognized over the life of the transactions, which on average is approximately four years.

Adoption of SFAS 132-R

        In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures About Pensions and Other Postretirement Benefits" (SFAS 132-R), which retains the disclosure requirements of SFAS 132 and requires additional disclosure in the financial statements about the assets, obligations, cash flows, and net periodic benefit cost of U.S. defined benefit pension and postretirement plans for periods ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. The new disclosure requirements for foreign retirement plans apply to fiscal years ending after June 15, 2004, although the Company elected to adopt it for these plans as of December 31, 2003. Certain disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The annual disclosures are included in Note 21 to the Consolidated Financial Statements on page 147.

Costs Associated with Exit or Disposal Activities

        On January 1, 2003, Citigroup adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. In the past, the costs were recognized at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The impact of adopting SFAS 146 was not material.

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

Liabilities and Equity

        On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer measures and classifies certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. It did not have a material impact on the Company's Consolidated Financial Statements.

Stock-Based Compensation

        On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148) issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the employees' service period (which is generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. Similar to APB 25 (the alternative method of accounting), under SFAS 123, an offsetting increase to stockholders' equity is recorded equal to the amount of compensation expense. Earnings per share dilution is recognized as well.

        Had the Company applied SFAS 123 prior to 2003 in accounting for all of the Company's stock option plans, including the Citigroup 2003 Stock Purchase Program, net income and net income per share would have been the pro forma amounts indicated below:

		2005	2004	2003
In millions of dollars, except per share amounts
Compensation expense related to stock option plans, net of tax	As reported Pro forma	$84 163	$173 325	$110 365
Net income	As reported Pro forma	$24,589 24,510	$17,046 16,894	$17,853 17,598
Basic earnings per share	As reported Pro forma	$4.84 4.82	$3.32 3.29	$3.49 3.44
Diluted earnings per share	As reported Pro forma	$4.75 4.73	$3.26 3.23	$3.42 3.37

        During the first quarter of 2004, the Company changed its option valuation method from the Black-Scholes model to the binomial method, which did not have a material impact on the Company's Consolidated Financial Statements.

        The Company has made changes to various stock-based compensation plan provisions for future awards. For example, in January 2005, the Company largely moved from granting stock options to granting restricted and deferred stock awards, unless participants elect to receive all or a portion of their award in the form of stock options. Thus, the majority of management options granted in 2005 were due to stock option elections and carried the same vesting period as the restricted or deferred stock awards in lieu of which they were granted. Stock options granted in 2003 and 2004 have three-year vesting periods and six-year terms. In addition, the sale of underlying shares acquired upon exercise is restricted for a two-year period and pursuant to a stock ownership commitment, senior executives must retain 75% of the shares they own and acquire from the Company over the term of their employment. Options granted in 2003 and thereafter do not have a reload feature; however, some previously granted options retain that feature.

        See Note 20 to the Company's Consolidated Financial Statements on page 144.

Future Application of Accounting Standards

Stock-Based Compensation

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB 25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value reduced by expected forfeitures.

        Citigroup adopted SFAS 123-R as of January 1, 2006, by using the modified prospective approach, which requires recognizing expense for options granted prior to the adoption date equal to the grant date fair value of the unvested amounts over their remaining vesting period. For unvested stock-based awards granted before January 1, 2003 ("APB 25 awards"), the Company will expense the incremental grant date fair value of the awards at the grant date over the remaining vesting period. The portion of fair value attributable to vested APB 25 awards is not recognized. The estimated impact of this change to Citigroup will be to recognize approximately $46 million (pretax) and $12 million (pretax) compensation expense for the unvested APB 25 awards in 2006 and 2007, respectively.

        Citigroup grants restricted or deferred shares to eligible employees under its Capital Accumulation Program (CAP). The program provides that employees who meet certain age plus years-of-service requirements (retirement-eligible employees) may terminate active employment and continue vesting in their awards provided they comply with specified non-compete provisions. Citigroup had been amortizing the compensation cost of those awards over the full vesting periods. The SEC recently indicated that in the case of retirement-eligible employees, non-compete agreements would be a sufficient basis for amortizing these compensation costs over the full vesting period only if there was evidence, on an individual basis, that the non-compete compelled the employee to continue to work.

        The Company currently is in discussions with the SEC regarding a number of practical implications concerning this matter, including, among other things, the adequacy of non-compete agreements as a basis for amortization. The Company also believes there may be other factors, including plan design changes, which may preserve the current features of the plan, including amortization of these expenses. If it is concluded that the compensation expense for awards granted to retirement-eligible employees must be recognized on the date of grant rather than over an associated service period, Citigroup may record an incremental charge to pretax earnings in the 2006 first quarter of approximately $700 million.

Other-Than-Temporary Impairments of Certain Investments

        On September 30, 2004, the FASB voted unanimously to delay the effective date of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and its Applications to Certain Investments." The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that were delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings. On November 3, 2005, the FASB issued FASB Staff Position FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and its Applications to Certain Investments," revising the guidance in EITF 03-1, which did not have a material impact on the Company's Consolidated Financial Statements. The disclosures required by EITF 03-1 are included in Note 5 to the Consolidated Financial Statements on page 121.

Accounting for Certain Hybrid Financial Instruments

        On February 16, 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155), an amendment of SFAS 140 and SFAS 133. SFAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company's fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company's 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. The Company has not yet decided whether it will early adopt SFAS 155 effective January 1, 2006, and is still assessing the impact of this change in accounting.

Potential Amendments to Various Current Accounting Standards

        The FASB is currently working on a number of amendments to the existing accounting standards governing asset transfers, securitizations, leveraged lease transactions, and fair value of financial instruments. Upon completion of these standards, the Company will need to reevaluate its accounting and disclosures. Due to the ongoing deliberations by the Board, the Company is unable to accurately determine the effect of future amendments or proposals at this time.

        In addition, the FASB is currently working on a project that will change the accounting and reporting for pension and postretirement plans. Citigroup expects the new standard to require companies to record an asset or liability on the Consolidated Balance Sheet equal to the funded status of the plans. Any other plan assets or liabilities would be reflected net as an adjustment to stockholders' equity.

2.     Business Developments

Acquisition of Federated Credit Card Portfolio and Credit Card Agreement With Federated Department Stores

        On June 2, 2005, Citigroup announced that it had agreed to enter into a long-term agreement with Federated Department Stores, Inc. (Federated) under which the companies will partner to manage Federated's credit card business, including existing and new accounts.

        Under the agreement, as previously announced, Citigroup will acquire Federated's approximately $6.3 billion credit card receivables portfolio in three phases. For the first phase, which closed on October 24, 2005, Citigroup acquired Federated's receivables under management, totaling approximately $3.3 billion. For the second phase, additional Federated receivables, which total approximately $1.2 billion, are expected to be transferred to Citigroup in the 2006 second quarter from the current provider. For the final phase, Citigroup expects to acquire, in the 2006 third quarter, the approximately $1.8 billion credit card receivable portfolio of The May Department Stores Company (May), which recently merged with Federated.

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

Acquisition of First American Bank

        On March 31, 2005, Citigroup completed the acquisition of First American Bank in Texas (FAB). The transaction established Citigroup's retail branch presence in Texas, giving Citigroup 106 branches, $4.2 billion in assets and approximately 120,000 new customers in the state at the time of the transaction's closing. The results of FAB are included in the Consolidated Financial Statements from March 2005 forward.

Divestiture of CitiCapital's Transportation Finance Business

        On November 22, 2004, the Company reached an agreement to sell CitiCapital's Transportation Finance Business based in Dallas and Toronto to GE Commercial Finance for total cash consideration of approximately $4.6 billion. The sale, which was completed on January 31, 2005, resulted in an after-tax gain of $111 million ($157 million pretax).

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

        At the time of the acquisition, KorAm was a leading commercial bank in Korea, with 223 domestic branches and total assets at June 30, 2004 of $37 billion at the time of the acquisition. During the 2004 fourth quarter, KorAm was merged with the Citibank Korea branch to form Citibank Korea Inc.

Divestiture of Electronic Financial Services Inc.

        During January 2004, the Company completed the sale for cash of Electronic Financial Services Inc. (EFS) for $390 million. EFS is a provider of government-issued benefits payments and prepaid stored value cards used by state and federal government agencies, as well as of stored value services for private institutions. The sale of EFS resulted in an after-tax gain of $180 million ($255 million pretax) in the 2004 first quarter.

Acquisition of Washington Mutual Finance Corporation

        On January 9, 2004, Citigroup completed the acquisition of Washington Mutual Finance Corporation (WMF) for $1.25 billion in cash. WMF was the consumer finance subsidiary of Washington Mutual, Inc. WMF provides direct consumer installment loans and real-estate-secured loans, as well as sales finance and the sale of insurance. The acquisition included 427 WMF offices located in 26 states, primarily in the Southeastern and Southwestern United States, and total assets of $3.8 billion. Citigroup has guaranteed all outstanding unsecured indebtedness of WMF in connection with this acquisition. The results of WMF are included in the Consolidated Financial Statements from January 2004 forward.

Acquisition of Sears' Credit Card and Financial Products Business

        On November 3, 2003, Citigroup acquired Sears' Credit Card and Financial Products business (Sears), the eighth largest portfolio in the U.S. $28.6 billion of gross receivables were acquired for a 10% premium of $2.9 billion and annual performance payments over the next ten years based on new accounts, retail sales volume and financial product sales. The Company recorded $5.8 billion of intangible assets and goodwill as a result of this transaction. In addition, the companies signed a multi-year marketing and servicing agreement across a range of each company's businesses, products and services. The results of the Sears portfolio are included in the Consolidated Financial Statements from November 2003 forward.

Acquisition of The Home Depot's Private-Label Portfolio

        In July 2003, Citigroup completed the acquisition of The Home Depot's private-label portfolio (Home Depot), which added $6 billion in receivables and 12 million accounts. The results of this portfolio acquisition are included in the Consolidated Financial Statements from July 2003 forward.

3.     Discontinued Operations

Sale of the Asset Management Business

        On December 1, 2005, the Company completed the sale of substantially all of its Asset Management Business to Legg Mason, Inc. (Legg Mason) in exchange for its broker-dealer business, $2.298 billion of Legg Mason's common and preferred shares (valued as of the closing date), and $500 million in cash. This cash was obtained via a lending facility provided by Citigroup Corporate and Investment Banking. The transaction did not include Citigroup's asset management business in Mexico, its retirement services business in Latin America (both of which are now included in International Retail Banking) or its interest in the CitiStreet joint venture (which is now included in Smith Barney). The total value of the transaction at the time of closing was approximately $4.369 billion, resulting in an after-tax gain to Citigroup of approximately $2.082 billion ($3.404 billion pretax). This gain remains subject to final closing adjustments.

        Concurrently, Citigroup sold Legg Mason's Capital Markets business to Stifel Financial Corp. The business consisted of areas in which Citigroup already had full capabilities, including investment banking, institutional equity sales and trading, taxable fixed income sales and trading, and research. No gain or loss was recognized from this transaction. (The transactions described in these two paragraphs are referred to as the "Sale of the Asset Management Business.")

        In connection with this sale, Citigroup and Legg Mason entered into a three-year agreement under which Citigroup will continue to offer its clients Asset Management's products, will become the primary retail distributor of the Legg Mason funds managed by Legg Mason Capital Management Inc., and may also distribute other Legg Mason products. These products will be offered primarily through Citigroup's Global Wealth Management businesses, Smith Barney and Private Bank, as well as through Primerica and Citibank. The distribution of these products will be subject to applicable requirements of law and Citigroup's suitability standards and product requirements. For the eleven months ended November 30, 2005 and the years ended December 31, 2004 and 2003, the intercompany fees paid by the Asset Management Business to various other Citigroup businesses totaled approximately $180 million, $206 million, and $208 million, respectively. For the month ended December 31, 2005, these fees, of approximately $31 million, which were received from Legg Mason, are included in the Consolidated Statement of Income.

        Upon completion of the Sale of the Asset Management Business, Citigroup added 1,226 financial advisors in 124 branch offices from Legg Mason to its Global Wealth Management Business. Results for all of the businesses included in the Sale of the Asset Management Business, including the gain, are reported as Discontinued Operations for all periods presented. Changes in the market value of the Legg Mason common and preferred shares since the closing of the transaction are included in the Consolidated Statement of Change in Stockholders' Equity within "Accumulated Other Changes in Equity from Nonowner Sources" (net change in unrealized gains and losses on investment securities, net of tax). Any effects on the Company's current earnings related to these securities, such as dividend revenue, are included in the results of Alternative Investments.

        The following is summarized financial information for discontinued operations related to the Sale of the Asset Management Business:

	2005	2004	2003
	In millions of dollars
Total revenues, net of interest expense	$4,599	$1,383	$1,251

Income from discontinued operations	$168	$203	$363
Gain on sale	3,404	—	—
Provision for income taxes and minority interest, net of taxes	1,382	112	147

Income from discontinued operations, net of taxes	$2,190	$91	$216

        The following is a summary of the assets and liabilities of discontinued operations related to the Sale of the Asset Management Business as of December 1, 2005:

December 1, 2005
In millions of dollars
Assets
Cash and due from banks	$96
Investments	3
Intangible assets	776
Other assets	563

Total assets	$1,438

Liabilities
Other liabilities	$575

Total liabilities	$575

Sale of the Life Insurance & Annuities Business

        On July 1, 2005, the Company completed the sale of Citigroup's Travelers Life & Annuity and substantially all of Citigroup's international insurance businesses to MetLife, Inc. (MetLife). The businesses sold were the primary vehicles through which Citigroup engaged in the Life Insurance and Annuities business.

        Citigroup received $1.0 billion in MetLife equity securities and $10.830 billion in cash, which resulted in an after-tax gain of approximately $2.120 billion ($3.386 billion pretax). This gain remains subject to final closing adjustments.

        The transaction encompassed Travelers Life & Annuity's U.S. businesses and its international operations other than Citigroup's life insurance business in Mexico (which is now included within International Retail Banking). International operations included wholly owned insurance companies in the United Kingdom, Belgium, Australia, Brazil, Argentina, and Poland; joint ventures in Japan and Hong Kong; and offices in China. The transaction also included Citigroup's Argentine pension business. (The transaction described in the preceding three paragraphs is referred to as the "Sale of the Life Insurance and Annuities Business.")

        In connection with the Sale of the Life Insurance and Annuities Business, Citigroup and MetLife entered into ten-year agreements under which Travelers Life & Annuity and MetLife products will be made available through certain Citigroup distribution channels. For the six months ended

June 30, 2005 and the years ended December 31, 2004 and 2003, the commission fees related to the distribution of these products totaled approximately $230 million, $426 million, and $351 million, respectively. For the six months ended December 31, 2005, these fees, of approximately $200 million, which were received from MetLife, are included in Citigroup's Consolidated Statement of Income.

        Results for all of the businesses included in the Sale of the Life Insurance and Annuities Business are reported as Discontinued Operations for all periods presented. The unrealized gain on the MetLife securities after the closing of the transaction are included in the Consolidated Statement of Changes in Stockholders' Equity within "Accumulated Other Changes in Equity from Nonowner Sources" (net change in unrealized gains and losses on investment securities, net of tax). Any effects on the Company's current earnings related to these securities, such as dividend revenue and hedging costs, are included in the results of Alternative Investments.

        Summarized financial information for discontinued operations related to the Sale of the Life Insurance and Annuities Business is as follows:

	2005	2004	2003
	In millions of dollars
Total revenues, net of interest expense	$6,128	$5,172	$4,597

Income from discontinued operations	$740	$1,243	$800
Gain on sale	3,386	—	—
Provision for income taxes	1,484	342	221

Income from discontinued operations, net of taxes	$2,642	$901	$579

        The following is a summary of the assets and liabilities of discontinued operations related to the Sale of the Life Insurance and Annuities Business as of July 1, 2005, the date of the distribution:

July 1, 2005
In millions of dollars
Assets
Cash and due from banks	$158
Investments	48,860
Intangible assets	86
Other assets(1)	44,123

Total assets	$93,227

Liabilities
Federal funds purchased and securities loaned or sold under agreements to repurchase	$971
Other liabilities(2)	82,842

Total liabilities	$83,813

(1)
At June 30, 2005 and December 31, 2004, other assets consisted of separate and variable accounts of $30,828 million and $31,183 million, respectively, reinsurance recoverables of $4,048 million and $3,941 million, respectively, and other of $9,247 million and $12,928 million, respectively.

(2)
At June 30, 2005 and December 31, 2004, other liabilities consisted of contractholder funds and separate and variable accounts of $66,139 million and $67,257 million, respectively, insurance policy and claims reserves of $14,370 million and $14,140 million, respectively, and other of $2,333 million and $6,905 million, respectively.

        Summarized financial information for all of the Company's discontinued operations is as follows:

	2005	2004	2003
	In millions of dollars
Total revenues, net of interest expense	$10,727	$6,555	$5,848

Income from discontinued operations	$908	$1,446	$1,163
Gain on sale	6,790	—	—
Provision for income taxes and minority interest, net of taxes	2,866	454	368

Income from discontinued operations, net of taxes	$4,832	$992	$795

Cash flows from discontinued operations

	2005	2004	2003
	In millions of dollars
Cash flows from operating activities	$(3,313)	$1,284	$(97)
Cash flows from investing activities	2,504	(4,704)	(429)
Cash flows from financing activities	763	3,292	534

Net cash (used in) provided by discontinued operations	$(46)	$(128)	$8

        In addition to the accounting policies outlined in Note 1 to the Consolidated Financial Statements on page 108, the following represents the policies specifically related to the Life Insurance and Annuities Business that was sold:

Separate and Variable Accounts

        Separate and variable accounts primarily represent funds for which investment income and investment gains/losses accrue directly to, and investment risk is borne by, the contractholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. The assets of these accounts are generally carried at market value. Amounts assessed to the contractholders for management services are included in revenues. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses.

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

4.     Business Segment Information

        Citigroup is a diversified bank holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The Company's activities are conducted through the Global Consumer, Corporate and Investment Banking, Global Wealth Management, and Alternative Investments business segments.

        The Global Consumer segment includes a global, full-service consumer franchise delivering a wide array of banking, lending, insurance and investment services through a network of local branches, offices, and electronic delivery systems.

        The businesses included in the Company's Corporate and Investment Banking segment provide corporations, governments, institutions, and investors in approximately 100 countries with a broad range of banking and financial products and services.

        The Global Wealth Management segment is composed of the Smith Barney Private Client businesses, Citigroup Private Bank and Citigroup Investment Research. Smith Barney provides investment advice, financial planning and brokerage services to affluent individuals, companies, and non-profits. Private Bank provides personalized wealth management services for high net worth clients.

        The Alternative Investments segment manages capital on behalf of Citigroup (including the ownership of St. Paul's Travelers, MetLife, and Legg Mason shares) and third-party clients across five asset classes, including private equity, hedge funds, real estate, structured products and managed futures.

        Corporate/Other includes net treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications (eliminations), the results of discontinued operations, the cumulative effect of accounting changes and unallocated taxes.

        The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements on page 108.

        The following table presents certain information regarding the Company's continuing operations by segment:

	Revenues, Net of Interest Expense(1)(2)			Provision (Benefit) for Income Taxes(1)			Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Change(1)(2)(3)(4)			Identifiable Assets at Year End(1)(5)
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004
	In millions of dollars, except identifiable assets in billions
Global Consumer	$48,245	$47,887	$41,501	$4,904	$5,592	$4,551	$10,897	$11,987	$9,665	$559	$532
Corporate and Investment Banking	23,863	21,786	20,032	2,818	96	2,429	6,895	2,042	5,374	839	763
Global Wealth Management	8,684	8,529	7,847	715	659	736	1,244	1,209	1,346	63	61
Alternative Investments	3,430	1,703	1,279	950	398	309	1,437	768	402	13	9
Corporate/Other	(580)	(270)	935	(309)	(281)	(187)	(667)	48	271	20	119

Total	$83,642	$79,635	$71,594	$9,078	$6,464	$7,838	$19,806	$16,054	$17,058	$1,494	$1,484

(1)
Reclassified to conform to the Sale of the Asset Management Business, the Sale of the Life Insurance & Annuities Business, and certain recent organizational changes.

(2)
Includes total revenues, net of interest expense, in the U.S. of $47.4 billion, $47.1 billion, and $42.9 billion; in Mexico of $5.3 billion, $4.5 billion, and $3.8 billion and in Japan of $4.5 billion, $4.3 billion, and $4.2 billion in 2005, 2004, and 2003, respectively. There were no other individual foreign countries that were material to total revenues, net of interest expense. Figures exclude Alternative Investments and Corporate/Other, which largely operate within the U.S.

(3)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the Global Consumer results of $9.1 billion, $8.1 billion, and $8.2 billion, in the Corporate and Investment Banking results of ($42) million, ($975) million, and $732 million, and in the Global Wealth Management results of $29 million, ($5) million, and $12 million for 2005, 2004, and 2003, respectively. Corporate/Other recorded a pretax credit of ($2) million and ($2) million in 2005 and 2003, respectively. Includes pretax credit in the Alternative Investments results of ($2) million in 2005.

(4)
For 2005, the Company recognized after-tax charges of $49 million for the cumulative effect of accounting change related to the adoption of FIN 47.

(5)
Corporate/Other includes assets at December 31, 2004 that were part of the Sale of the Life Insurance and Annuities Business and the Sale of the Asset Management Business.

5.     Investments

	2005	2004
	In millions of dollars at year end
Fixed income, substantially all available- for-sale at fair value	$163,177	$194,088
Equity securities	14,368	10,114
Venture capital, at fair value	2,844	3,806
Short-term and other	208	5,235

Total	$180,597	$213,243

        The amortized cost and fair value of investments in fixed income and equity securities at December 31, were as follows:

	2005				2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	In millions of dollars at year end
Fixed income securities held to maturity(1)	$2	$—	$—	$2	$94	$—	$—	$94

Fixed income securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. federal agencies	$13,157	$42	$262	$12,937	$20,662	$412	$66	$21,008
U.S. Treasury and federal agencies	28,448	18	432	28,034	33,791	143	318	33,616
State and municipal	13,090	512	21	13,581	8,897	602	17	9,482
Foreign government	67,823	439	388	67,874	65,538	590	158	65,970
U.S. corporate	25,050	312	307	25,055	38,921	1,861	374	40,408
Other debt securities	15,665	74	45	15,694	23,010	536	36	23,510

	$163,233	$1,397	$1,455	$163,175	$190,819	$4,144	$969	$193,994

Total fixed income securities	$163,235	$1,397	$1,455	$163,177	$190,913	$4,144	$969	$194,088

Equity securities(2)	$13,017	$1,372	$21	$14,368	$9,260	$859	$5	$10,114

(1)
Recorded at amortized cost.

(2)
Includes non-marketable equity securities carried at cost of $8,329 million and $6,167 million at December 31, 2005 and 2004, respectively, which are reported in both the amortized cost and fair value columns.

        At December 31, 2005, the cost of approximately 4,000 investments in equity and fixed income securities exceeded their fair value by $1.476 billion. Of the $1.476 billion, the gross unrealized loss on equity securities was $21 million. Of the remainder, $674 million represents fixed income investments that have been in a gross unrealized loss position for less than a year, and of these 97% are rated investment grade; $781 million represents fixed income investments that have been in a gross unrealized loss position for a year or more, and of these 98% are rated investment grade.

        The fixed income investments that have been in a gross unrealized loss position for a year or more include 23 related investment grade asset-backed securities, classified with U.S. corporate in the table above, with a gross unrealized loss of $269 million. These asset-backed securities were acquired between 1994 and 1999 and have remaining maturities ranging from 2006 through 2021. The unrealized loss on these asset-backed securities is due solely to the current interest rate environment, i.e., the unrealized loss is unrelated to the credit of the securities. These 23 related asset-backed securities are accounted for similarly to debt securities and are classified as available-for-sale, and any other-than-temporary impairment of the securities is recorded in current income. The Company has entered into hedges of these investments that qualify for cash flow hedge accounting under SFAS 133. The changes in fair value of the asset-backed securities and the changes in fair value of the hedging instruments are reported in accumulated other changes in equity from nonowner sources (a component of equity). Any other-than-temporary impairment reported in current income on the asset-backed securities would be offset by the reclassification of an amount from accumulated other charges in equity from nonowner sources into current income related to the hedging instrument.

        Management has determined that the unrealized losses on the Company's investments in equity and fixed income securities at December 31, 2005 are temporary in nature. The Company conducts a periodic review to identify and evaluate investments that have indications of possible impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. The Company's review for impairment generally entails:

  •
  Identification and evaluation of investments that have indications of possible impairment;

  •
  Analysis of individual investments that have fair values significantly less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position;

  •
  Discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and

  •
  Documentation of the results of these analyses, as required under business policies.

        The table below shows the fair value of investments in fixed income and equity securities that are available-for-sale and that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of December 31, 2005 and 2004:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	In millions of dollars at year end
2005:
Fixed income securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. federal agencies	$7,242	$69	$1,437	$193	$8,679	$262
U.S. Treasury and federal agencies	20,697	71	4,356	361	25,053	432
State and municipal	2,205	21	12	—	2,217	21
Foreign government	20,124	186	12,074	202	32,198	388
U.S. corporate	1,542	301	903	6	2,445	307
Other debt securities	3,276	26	1,281	19	4,557	45

Total fixed income securities available-for-sale	$55,086	$674	$20,063	$781	$75,149	$1,455

Equity securities	$229	$16	$34	$5	$263	$21

2004:
Fixed income securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. federal agencies	$6,514	$45	$1,300	$21	$7,814	$66
U.S. Treasury and federal agencies	18,510	313	76	5	18,586	318
State and municipal	690	8	336	9	1,026	17
Foreign government	8,395	49	6,872	109	15,267	158
U.S. corporate	3,895	52	1,574	322	5,469	374
Other debt securities	2,363	20	537	16	2,900	36

Total fixed income securities available-for-sale	$40,367	$487	$10,695	$482	$51,062	$969

Equity securities	$49	$3	$32	$2	$81	$5

        The following table presents the amortized cost, fair value, and average yield on amortized cost of fixed income securities by contractual maturity dates as of December 31, 2005:

	Amortized Cost	Fair Value	Yield
	In millions of dollars
U.S. Treasury and federal agencies(1)
Due within 1 year	$9,738	$9,665	3.50%
After 1 but within 5 years	16,459	16,128	4.08
After 5 but within 10 years	2,451	2,437	4.57
After 10 years(2)	11,201	10,976	5.48

Total	$39,849	$39,206	4.36%

State and municipal
Due within 1 year	$116	$114	5.17%
After 1 but within 5 years	408	401	5.88
After 5 but within 10 years	1,656	1,692	5.37
After 10 years(2)	10,910	11,374	5.24

Total	$13,090	$13,581	5.28%

All other(3)
Due within 1 year	$32,639	$32,852	4.02%
After 1 but within 5 years	44,134	44,045	4.70
After 5 but within 10 years	12,796	12,715	5.70
After 10 years(2)	20,727	20,778	4.63

Total	$110,296	$110,390	4.60%

Total fixed income securities	$163,235	$163,177	4.60%

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

        The following table presents interest and dividends on investments:

	2005	2004	2003
	In millions of dollars
Taxable interest	$6,453	$5,507	$4,450
Interest exempt from U.S. federal income tax	500	412	365
Dividends	292	81	224

Total interest and dividends	$7,245	$6,000	$5,039

        The following table represents realized gains and losses from sales of investments:

	2005	2004	2003
	In millions of dollars
Gross realized investment gains	$2,275	$1,456	$1,629
Gross realized investment losses	(313)	(623)	(1,100)

Net realized gains (losses)	$1,962	$833	$529

        This table excludes the realized and unrealized gains and losses related to the venture capital investments, which were classified in other revenue because the mark-to-market of these investments is recognized in earnings. The net gain reflected in earnings from these venture capital investments were $1.055 billion, $554 million, and $703 million for the years ended December 31, 2005, 2004, and 2003, respectively.

        The total carrying value and cost for the venture capital investments at December 31, were as follows:

	2005	2004
	In millions of dollars
Carrying value	$2,844	$3,806
Cost	2,499	2,806

        Among these investments, which were held by Citigroup's private equity subsidiaries including those subsidiaries registered as Small Business Investment Companies and other subsidiaries that engage exclusively in venture capital activities, were positions in publicly traded securities that amounted to $83 million and $380 million carrying value at December 31, 2005 and 2004, respectively. These publicly traded positions include thinly traded securities, large block holdings, restricted shares or other special situations. The quoted market prices used in determining their carrying value were discounted to produce an estimate of the attainable fair value for these securities. The remaining venture capital positions consist of investments in privately held companies, with a total carrying value of $2.7 billion and $3.4 billion as of December 31, 2005 and 2004, respectively. Their carrying value was determined based upon the investments' financial performance, relevant third-party arm's length transactions, current and subsequent financings, and comparisons to similar companies for which quoted market prices were available.

6.     Federal Funds, Securities Borrowed, Loaned, and Subject to Repurchase Agreements

        Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at December 31:

	2005	2004
	In millions of dollars at year end
Federal funds sold	$30	$172
Securities purchased under agreements to resell	119,377	129,648
Deposits paid for securities borrowed	98,057	70,919

Total	$217,464	$200,739

        Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at December 31:

	2005	2004
	In millions of dollars at year end
Federal funds purchased	$9,821	$11,707
Securities sold under agreements to repurchase	198,730	172,216
Deposits received for securities loaned	33,841	25,632

Total	$242,392	$209,555

        The resale and repurchase agreements represent collateralized financing transactions used to generate net interest income and facilitate trading activity. These instruments are collateralized principally by government and government agency securities and generally have terms ranging from overnight to up to a year. It is the Company's policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or reduction in the balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Resale agreements and repurchase agreements are reported net by counterparty, when applicable, pursuant to FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" (FIN 41). Excluding the impact of FIN 41, resale agreements totaled $230.8 billion and $206.6 billion at December 31, 2005 and 2004, respectively.

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

7.     Brokerage Receivables and Brokerage Payables

        The Company has receivables and payables for financial instruments purchased from and sold to brokers and dealers and customers. The Company is exposed to risk of loss from the inability of brokers and dealers or customers to pay for purchases or to deliver the financial instruments sold, in which case the Company would have to sell or purchase the financial instruments at prevailing market prices. Credit risk is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transaction.

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

        Exposure to credit risk is impacted by market volatility, which may impair the ability of clients to satisfy their obligations to the Company. Credit limits are established and closely monitored for customers and brokers and dealers engaged in forwards and futures and other transactions deemed to be credit sensitive.

        Brokerage receivables and brokerage payables, which arise in the normal course of business, consisted of the following at December 31:

	2005	2004
	In millions of dollars
Receivables from customers	$29,394	$24,626
Receivables from brokers, dealers, and clearing organizations	13,429	14,647

Total brokerage receivables	$42,823	$39,273

Payables to customers	$46,184	$29,742
Payables to brokers, dealers, and clearing organizations	24,810	20,466

Total brokerage payables	$70,994	$50,208

8.     Trading Account Assets and Liabilities

        Trading account assets and liabilities, at market value, consisted of the following at December 31:

	2005	2004
	In millions of dollars
Trading account assets
U.S. Treasury and federal agency securities	$38,771	$38,506
State and municipal securities	17,856	12,430
Foreign government securities	21,266	27,556
Corporate and other debt securities	60,137	56,924
Derivatives(1)	47,414	57,484
Equity securities	64,553	58,260
Mortgage loans and collateralized mortgage securities	27,852	15,678
Other	17,971	13,329

Total trading account assets	$295,820	$280,167
Trading account liabilities
Securities sold, not yet purchased	$59,780	$71,001
Derivatives(1)	61,328	64,486

Total trading account liabilities	$121,108	$135,487

(1)
Pursuant to master netting agreements.

        In determining the fair value of our trading portfolio, management also reviews the length of time trading positions have been held to identify aged inventory. During 2005, the monthly average aged trading inventory designated as available-for-immediate-sale was approximately $8.8 billion compared with $7.6 billion in 2004. Inventory positions that are both aged and whose values are unverified amounted to $1.0 billion compared to $2.9 billion at December 31, 2005 and 2004, respectively. The fair value of aged-inventory is actively monitored and, when appropriate, is discounted to reflect the implied illiquidity for positions that have been available-for-immediate-sale for longer than 90 days. At December 31, 2005 and 2004, such valuation adjustments amounted to $96 million and $83 million, respectively.

9.     Principal Transactions Revenue

        Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities' profitability. The following table presents principal transactions revenue for the years ended December 31:

	2005	2004(1)	2003(1)
	In millions of dollars
Fixed income(2)	$2,094	$1,789	$2,448
Equities(3)	585	(335)	182
Foreign exchange(4)	2,870	1,839	2,176
Commodities(5)	910	371	136
All other	(16)	52	(57)

Total principal transactions revenue	$6,443	$3,716	$4,885

(1)
Reclassified to conform to the current presentation.

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

(5)
Primarily includes the results of Phibro Inc., which trades crude oil, refined oil products, natural gas, and other commodities.

10.   Commissions and Fees

        Commissions and fees revenue represents charges to our customers for credit and bank cards, including transaction-processing fees and annual fees; advisory, and equity and debt underwriting services; lending and deposit-related transactions, such as loan commitments, standby letters of credit, and other deposit and loan servicing activities; investment management-related fees including brokerage services, and custody and trust services; insurance fees and commissions.

        The following table presents commissions and fees revenue for the years ended December 31:

	2005	2004	2003
	In millions of dollars
Credit cards and bank cards	4,498	4,501	4,151
Investment banking	3,669	3,482	3,471
Smith Barney	2,326	2,228	2,106
CIB trading-related	2,295	1,998	1,647
Checking-related	997	1,026	1,033
Transaction services	739	729	747
Corporate finance	483	456	493
Mortgage servicing	540	(188)	(74)
Primerica insurance	374	351	301
Other Consumer	754	924	981
Other Corporate and Investment Banking CIB	346	374	293
Other	122	100	360

Total commissions and fees	$17,143	$15,981	$15,657

11.   Loans

	2005	2004
	In millions of dollars at year end
Consumer
In U.S. offices
Mortgage and real estate(1)	$192,108	$161,832
Installment, revolving credit, and other	127,789	134,784
Lease financing	5,095	6,030

	$324,992	$302,646

In offices outside the U.S.
Mortgage and real estate(1)	$39,619	$39,601
Installment, revolving credit, and other	90,466	93,523
Lease financing	866	1,619

	$130,951	$134,743

	$455,943	$437,389
Net unearned income	(1,323)	(2,163)

Consumer loans, net of unearned income	$454,620	$435,226

Corporate
In U.S. offices
Commercial and industrial(2)	$22,366	$14,437
Lease financing	1,952	1,879
Mortgage and real estate(1)	29	100

	$24,347	$16,416

In offices outside the U.S.
Commercial and industrial(2)	$80,116	$77,052
Mortgage and real estate(1)	5,206	3,928
Loans to financial institutions	16,889	12,921
Lease financing	1,797	2,485
Governments and official institutions	882	1,100

	$104,890	$97,486

	$129,237	$113,902
Net unearned income	(354)	(299)

Corporate loans, net of unearned income	$128,883	$113,603

(1)
Loans secured primarily by real estate.

(2)
Includes loans not otherwise separately categorized.

        Included in the loan table above are lending products whose terms may give rise to additional credit issues. Credit cards with below-market introductory interest rates, multiple loans supported by the same collateral (e.g., home equity loans), or interest-only loans are examples of such products. However, these products are not material to Citigroup's financial position and are closely managed via credit controls that mitigate their additional inherent risk.

        Impaired loans are those on which Citigroup believes it is probable that it will not collect all amounts due according to the contractual terms of the loan. This excludes smaller-balance homogenous loans that are evaluated collectively for impairment, and are carried on a cash basis. Valuation allowances for these loans are estimated considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs.

        The following table presents information about impaired loans:

	2005	2004	2003
	In millions of dollars at year end
Impaired corporate loans	$925	$1,854	$3,301
Other impaired loans(1)	327	934	986

Total impaired loans(2)	$1,252	$2,788	$4,287

Impaired loans with valuation allowances	$919	$1,847	$3,277
Total valuation allowances(3)	238	431	561

During the year
Average balance of impaired loans	$1,432	$2,215	$3,452
Interest income recognized on impaired loans	$99	$175	$100

(1)
Primarily commercial market loans managed by the Consumer business.

(2)
Excludes loans purchased for investment purposes.

(3)
Included in the allowance for loan losses.

        In addition, included in the loan table above are purchased distressed loans, which are loans that have evidenced credit deterioration subsequent to origination but prior to acquisition by Citigroup. In conforming to the new accounting requirements of Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3), which became effective in 2005, these purchased loans were reclassified from other assets to loans.

        In accordance with SOP 03-3, the difference between the total expected cash flows for these loans and the initial recorded investments must be recognized in income over the life of the loans using a level yield. Accordingly, these loans have been excluded from the impaired loan information presented above. In addition, per the Statement of Position, subsequent decreases to the expected cash flows for a purchased distressed loan require a build of an allowance so the loan retains its level yield. However, increases in the expected cash flows are first recognized as a reduction of any previously established allowance and then recognized as income prospectively over the remaining life of the loan by increasing the loan's level yield. Where the expected cash flow cannot be estimated, the purchased distressed loan is accounted for under the cost recovery method.

        The carrying amount of the purchased distressed loan portfolio at December 31, 2005 was $1.152 million net of an allowance of $63 million.

        The changes in the accretable yield, related allowance and carrying amount net of accretable yield for 2005 are as follows:

	Accretable Yield	Carrying amount net of accretable yield	Allowance
	In millions of dollars
Balance reclassified from other assets	$243	$1,117	$39
Additions(1)	96	274
Disposals/payments received	(12)	(327)
Accretion	(88)	88
Builds/(reductions) to the allowance	(2)	—	24

Balance, December 31, 2005(2)	$237	$1,152	$63

(1)
The balance reported in the column "Carrying amount net of accretable yield" consists of $133 million of purchased loans accounted for under the level-yield method and $141 million under the cost recovery method. These balances represent the fair market value for these loans at their acquisition date. The related total expected cash flow for the level-yield loans was $143 million at their acquisition date. The balance reported in the "Accretable yield" column includes the effects from an increase in the expected cash flows of $86 million.

(2)
The balance reported in the column "Carrying amount net of accretable yield" consists of $590 million of loans accounted under the level-yield method and $562 million accounted for under the cost recovery method.

12.   Allowance for Credit Losses

	2005	2004	2003
	In millions of dollars
Allowance for loan losses at beginning of year	$11,269	$12,643	$11,101
Additions
Consumer provision for credit losses	8,224	7,205	7,316
Corporate provision for credit losses	(295)	(972)	730

Total provision for credit losses	$7,929	$6,233	$8,046

Deductions
Consumer credit losses	$10,586	$10,241	$9,053
Consumer credit recoveries	(1,903)	(1,770)	(1,498)

Net consumer loan losses	$8,683	$8,471	$7,555

Corporate credit losses	$375	$632	$1,473
Corporate credit recoveries(1)	(652)	(502)	(262)

Net corporate credit losses (recoveries)	$(277)	$130	$1,211

Other, net(2)	$(1,010)	$994	$2,262

Allowance for loan losses at end of year	$9,782	$11,269	$12,643

Allowance for credit losses on unfunded lending commitments at beginning of year(3)	$600	$600	$567

Provision for unfunded lending commitments	$250	$—	$33

Allowance for credit losses on unfunded lending commitments at end of year	$850	$600	$600

Total allowance for credit losses	$10,632	$11,869	$13,243

(1)
Amounts in 2003 include $12 million (through the 2003 third quarter) of collections from credit default swaps purchased from third parties. From the 2003 fourth quarter forward, collections from credit default swaps are included in Principal Transactions on the Consolidated Statement of Income.

(2)
2005 primarily includes reductions to the loan loss reserve of $584 million related to securitizations and portfolio sales, a reduction of $110 million related to purchase accounting adjustments from the KorAm acquisition, and a reduction of $90 million from the sale of CitiCapital's transportation portfolio. 2004 primarily includes the addition of $715 million of loan loss reserves related to the acquisition of KorAm Bank and the addition of $148 million of loan loss reserves related to the acquisition of WMF. 2003 primarily includes the addition of $2.1 billion of loan loss reserves related to the acquisition of Sears. All periods also include the impact of foreign currency translation.

(3)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

13.   Securitizations and Variable Interest Entities

        The Company primarily securitizes credit card receivables and mortgages. Other types of assets securitized include corporate debt securities, auto loans, and student loans.

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit. As specified in some of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. Once the predetermined amount is reached, net revenue is recognized by the Citigroup subsidiary that sold the receivables.

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In connection with the securitization of these loans, the servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the Company is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer, or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchase of the securities issued by the trust.

        The Company also originates and sells first mortgage loans in the ordinary course of its mortgage banking activities. The Company sells some of these loans to the Government National Mortgage Association (GNMA) with the servicing rights retained. GNMA has the primary recourse obligation on the individual loans; however, GNMA's recourse obligation is capped at a fixed amount per loan. Any losses above that fixed amount are borne by Citigroup as the seller/servicer.

        The following table summarizes certain cash flows received from and paid to securitization trusts during 2005, 2004, and 2003:

	2005			2004			2003
	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
	In billions of dollars
Proceeds from new securitizations	$21.6	$85.2	$33.1	$20.2	$66.4	$22.7	$19.1	$70.9	$12.2
Proceeds from collections reinvested in new receivables	201.3	1.4	—	171.1	0.8	0.1	143.4	—	—
Servicing fees received	1.9	0.9	—	1.5	0.7	—	1.4	0.3	—
Cash flows received on retained interests and other net cash flows	6.4	0.1	0.1	5.3	—	0.1	4.4	—	0.1

(1)
Other includes corporate debt securities, student loans and other assets.

        The Company recognized gains on securitizations of mortgages of $197 million, $342 million, and $536 million for 2005, 2004, and 2003, respectively. In 2005, the Company recorded net gains of $1.0 billion and, in 2004 and 2003, recorded net gains of $234 million and $342 million, respectively, related to the securitization of credit card receivables. Gains recognized on the securitization of other assets during 2005, 2004 and 2003 were $126 million, $93 million and $52 million, respectively.

        Key assumptions used for credit cards, mortgages, and other assets during 2005 and 2004 in measuring the fair value of retained interests at the date of sale or securitization follow:

	2005		2004
	Credit Cards	Mortgages and Other(1)	Credit Cards	Mortgages and Other(1)
Discount rate	13.6% to 17.3%	0.4% to 98.6%	10.0% to 15.6%	0.4% to 98.6%
Constant prepayment rate	8.5% to 20.0%	6.0% to 46.4%	14.0% to 17.7%	8.0% to 48.0%
Anticipated net credit losses	5.1% to 6.5%	0.0% to 80.0%	5.5% to 12.2%	0.0% to 80.0%

(1)
Other includes corporate debt securities, student loans and other assets.

        As required by SFAS 140, the effect of two negative changes in each of the key assumptions used to determine the fair value of retained interests must be disclosed. The negative effect of each change must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

        At December 31, 2005, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Key assumptions at December 31, 2005

	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Mortgages and other(1)	0.4% to 26.0%	8.5% to 43.0%	0.0% to 40.0%

Credit cards	12.0% to 17.3%	8.5% to 20.0%	5.1% to 6.0%

(1)
Other includes corporate debt securities, student loans and other assets.

	December 31, 2005
	Credit Cards	Mortgages and Other
	In millions of dollars
Carrying value of retained interests	$7,275	$8,501

Discount rate
10%	$(111)	$(124)
20%	(179)	(243)

Constant prepayment rate
10%	$(160)	$(281)
20%	(301)	(531)

Anticipated net credit losses
10%	$(422)	$(7)
20%	(841)	(14)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers the securitized credit card receivables to be part of the business it manages.

        The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) and credit losses, net of recoveries.

	2005	2004
	In millions of dollars, except loans in billions
Principal amounts, at year end
On-balance sheet	$69.5	$77.9
Securitized amounts	96.2	85.3
Loans held-for-sale	—	2.5

Total managed	$165.7	$165.7

Delinquencies, at year end
On balance sheet	$1,630	$1,616
Securitized amounts	1,314	1,296
Loans held-for-sale	—	32

Total managed	$2,944	$2,944

Credit losses, net of recoveries, for the year ended December 31,	2005	2004	2003
On-balance sheet	$3,404	$4,140	$2,944
Securitized amounts	5,326	4,865	4,529
Loans held-for-sale	28	214	221

Total managed	$8,758	$9,219	$7,694

Mortgage Servicing Rights

        The fair value of capitalized mortgage loan servicing rights (MSRs) was $4.3 billion and $4.1 billion at December 31, 2005 and 2004, respectively. The following table summarizes the changes in capitalized MSRs:

	2005	2004
	In millions of dollars
Balance, beginning of year	$4,149	$1,980
Originations	842	769
Purchases	107	2,559
Amortization	(859)	(628)
Gain (loss) on change in value of MSRs(1)	(158)	(16)
Provision for impairments(2)(3)	258	(515)

Balance, end of year	$4,339	$4,149

(1)
The gain (loss) on change in MSRs value represents the change in the fair value of the MSRs attributable to risks that are hedged using fair value hedges in accordance with SFAS 133. The offsetting change in the fair value of the related hedging instruments is not included in this table.

(2)
The provision for impairment of MSRs represents the excess of their net carrying value, which includes the gain (loss) on change in MSRs value, over its fair value. The provision for impairment increases the valuation allowance on MSRs, which is a component of the net MSRs carrying value. A recovery of the MSR impairment is recorded when the fair value of the MSRs exceeds their carrying value, but it is limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $1.021 billion, $1.280 billion and $765 million at December 31, 2005, 2004, and 2003, respectively. During the 2003 second quarter, the Company determined that a portion of the capitalized MSR was not recoverable and reduced both the previously recognized valuation allowance and the asset by $830 million with no impact to earnings. The provision for impairment of MSRs impacts the Consumer segment and is included in Other Revenue on the Consolidated Statement of Income.

(3)
The Company utilizes various financial instruments including swaps, option contracts, futures, principal-only securities and forward rate agreements to manage and reduce its exposure to changes in the value of MSRs. The provision for impairment does not include the impact of these instruments, which serve to protect the overall economic value of the MSRs.

Variable Interest Entities

        The following table summarizes all the Company's involvement in SPEs by business segment at December 31, 2005 and 2004, both as direct participant or structurer:

	2005			2004(1)
	VIEs	QSPEs	Total Involvement with SPEs	VIEs	QSPEs	Total Involvement with SPEs
	In millions of dollars of SPE assets
Global Consumer
Credit Cards	$791	$107,925	$108,716	$11,564	$103,070	$114,634
Investment funds	10,920	—	10,920	15,640	—	15,640
Leasing	2,437	—	2,437	504	—	504
Mortgages	1,833	283,245	285,078	1,847	272,694	274,541
Other	1,733	5,716	7,449	7,418	1,902	9,320

Total	$17,714	$396,886	$414,600	$36,973	$377,666	$414,639

Corporate and Investment Banking
Commercial paper conduits	$59,662	$—	$59,662	$49,114	$—	$49,114
Mortgage-backed securities	95,149	798,220	893,369	70,809	588,000	658,809
CDOs	74,290	—	74,290	45,516	—	45,516
Structured finance	141,398	6,117	147,515	186,309	3,517	189,826
Other	54,853	2,289	57,142	42,915	2,742	45,657

Total	$425,352	$806,626	$1,231,978	$394,663	$594,259	$988,922

Global Wealth Management
Investment funds	$4,820	$—	$4,820	$5,349	$—	$5,349
Structured investment vehicles	620	—	620	3,546	—	3,546

Total	$5,440	$—	$5,440	$8,895	$—	$8,895

Alternative Investments
Structured investment vehicles	$55,692	$—	$55,692	$50,968	$—	$50,968
Investment funds	4,249	—	4,249	3,443	—	3,443

Total	$59,941	$—	$59,941	$54,411	$—	$54,411

Discontinued Operations(2)
Investment Funds	$—	$—	$—	$4,369	$—	$4,369
Other	—	—	—	375	—	375

Total	$—	$—	$—	$4,744	$—	$4,744

Total Citigroup	$508,447	$1,203,512	$1,711,959	$499,686	$971,925	$1,471,611

(1)
Reclassified to conform to the current period's presentation.

(2)
Reflects VIEs primarily associated with the Sale of the Asset Management Business.

        Some of the Company's private equity subsidiaries may invest in venture capital entities that may also be subject to FIN 46-R and are not included in the previous table showing our VIE involvement. The Company accounts for its venture capital activities in accordance with the Investment Company Audit Guide (Audit Guide). Also excluded from the above table are certain funds for which the Company provides investment management services. The Company's involvement in these funds is not considered significant, and in accordance with FIN 46-R, these funds do not qualify as VIEs.

        Following issuance of a proposed Statement of Position, amending the scope of the Audit guide to redefine an investment company, the FASB will consider further modification to FIN 46-R to provide an exception for companies that qualify to apply the revised Audit Guide. Following issuance of the revised Audit Guide, which is expected in 2006, and further modification, if any, to FIN 46-R, the Company will assess the effect of such guidance on its private equity business.

        The Company may provide administrative, trustee and/or investment management services to numerous personal estate trusts, which are considered VIEs under FIN 46-R, but not consolidated. These trusts are excluded from the table summarizing the Company's involvement in VIEs.

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46-R under existing guidance and VIEs that the Company became involved with after July 1, 2003:

	December 31, 2005	December 31, 2004
	In billions of dollars
Cash	$0.4	$0.4
Trading account assets	29.7	16.8
Investments	3.2	6.6
Loans	9.5	10.7
Other assets	4.7	1.1

Total assets of consolidated VIEs	$47.5	$35.6

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $1.6 billion related to VIEs consolidated as a result of adopting FIN 46-R as of January 1, 2004 and $2.1 billion related to VIEs consolidated as a result of adopting FIN 46 at July 1, 2003. Of the $47.5 billion and $35.6 billion of total assets of VIEs consolidated by the Company at December 31, 2005 and 2004, respectively, $37.2 billion and $28.1 billion represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients; $7.6 billion and $4.8 billion represent investment vehicles that were established to provide a return to the investors in the vehicles; and $2.7 billion and $1.2 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates.

        The Company may provide various products and services to the VIEs. It may provide liquidity facilities, may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest or other investment in certain VIEs. In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of the VIEs and do not have recourse to the Company, except where the Company has provided a guarantee to the investors or is the counterparty to a derivative transaction involving the VIE.

        In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third- party investors through trust vehicles as a source of funding and regulatory capital, which were deconsolidated during the first quarter of 2004. The Company's liabilities to the deconsolidated trust are included in long-term debt.

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

        During 2003, to comply with FIN 46-R, many of the conduits issued "first loss" subordinated notes such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At December 31, 2005 and 2004, total assets in unconsolidated conduits were $55.3 billion and $54.2 billion, respectively. One conduit with assets of $656 million was consolidated at December 31, 2004.

        The Company also packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage CDOs and synthetic CDOs for institutional clients and retail customers, that match the clients' investment needs and preferences. Typically, these instruments diversify investors' risk to a pool of assets as compared with investments in an individual asset. The VIEs, which are issuers of CDO securities, are generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher rated debt CDO securities or U.S. Treasury securities to provide a greater or a very high degree of certainty of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it, or, in other cases, only to manage work-out credits. The Company may also provide other financial services and/or products to the VIEs for market-rate fees. These may include: the provision of liquidity or contingent liquidity facilities; interest rate or foreign exchange hedges and credit derivative instruments; and the purchasing and warehousing of securities until they are sold to the SPE. The Company is not the primary beneficiary of these VIEs under FIN 46-R due to its limited continuing involvement and, as a result, does not consolidate their assets and liabilities in its financial statements.

        In addition to the conduits discussed above, the following table represents the assets of unconsolidated VIEs where the Company has significant involvement:

	December 31, 2005	December 31, 2004(1)
	In billions of dollars
CDO-type transactions	$40.7	$17.6
Investment-related transactions	6.9	7.6
Trust preferred securities	6.5	6.4
Mortgage-related transactions	3.1	2.2
Structured finance and other	60.5	102.0

Total assets of significant unconsolidated VIEs	$117.7	$135.8

(1)
The total assets of unconsolidated VIEs associated with discontinued operations at December 31, 2004 were $10.1 billion, which primarily represented vehicles for investment-related transactions.

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $91 billion and $78 billion at December 31, 2005 and 2004 respectively. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 25 to the Consolidated Financial Statements on page 154.

14.   Goodwill and Intangible Assets

        The changes in goodwill during 2004 and 2005 were as follows:

Goodwill
In millions of dollars
Balance at December 31, 2003	$27,581
WMF acquisition	760
KorAm acquisition	2,200
Principal Residential Mortgage, Inc. acquisition	102
Knight Trading acquisition	118
Purchase accounting adjustments—Sears credit card portfolio acquisition	582
Foreign exchange translation and other	649

Balance at December 31, 2004	$31,992

Legg Mason acquisition	$716
FAB acquisition	612
ABN Amro Custody acquisition	62
Unisen acquisition	57
Purchase accounting adjustments — KorAm acquisition	(110)
Disposition of Life Insurance and Annuities	(291)
Disposition of CitiCapital Transportation Finance	(119)
Foreign exchange translation and other	211

Balance at December 31, 2005	$33,130

        During 2005 and 2004 no goodwill was written off due to impairment.

        The changes in intangible assets during 2004 and 2005 were as follows:

Intangible Assets (Net Carrying Amount)
In millions of dollars
Balance at December 31, 2003	$13,881
WMF acquisition—customer relationship intangibles	140
Alliance acquisition—present value of future profits	143
KorAm acquisition—customer relationship intangibles	170
KorAm acquisition—core deposit intangibles	81
KorAm acquisition—other intangibles	41
Changes in gross capitalized MSRs(1)(2)(3)	2,797
Purchase accounting adjustments—Sears credit card portfolio acquisition	(582)
Foreign exchange translation and other	92
Amortization expense	(1,492)

Balance at December 31, 2004	$15,271

Federated receivables acquisition—purchased credit card relationships	$535
Legg Mason acquisition—customer relationship intangibles	380
FAB acquisition—core deposit intangibles	56
Servicing rights on Student Loan securitizations	78
Unisen acquisition—customer relationship intangibles	38
Changes in gross capitalized MSRs(1)(2)	1,049
Disposition of Life Insurance and Annuities	(86)
Disposition of Asset Management	(778)
Foreign exchange translation and other	48
Amortization expense	(1,842)

Balance at December 31, 2005	$14,749

(1)
See Note 13 to the Consolidated Financial Statements on page 128 for a summarization of the changes in capitalized MSRs.

(2)
Excludes amortization of MSRs, which is reflected separately in this table under amortization expense.

(3)
Includes approximately $2.2 billion of MSRs recorded in 2004 in connection with the acquisition of Principal Residential Mortgage, Inc.

        The changes in goodwill by segment during 2005 and 2004 were as follows:

	Global Consumer	Corporate and Investment Banking	Global Wealth Management	Corporate/ Other	Total
	In millions of dollars
Balance at January 1, 2004(1)	$22,507	$4,275	$376	$423	$27,581
Goodwill acquired during 2004	2,072	990	118	—	3,180
Other(1)(2)	720	552	1	(42)	1,231

Balance at December 31, 2004(1)	$25,299	$5,817	$495	$381	$31,992

Goodwill acquired during 2005	$612	$119	$716	$—	$1,447
Goodwill disposed during 2005	(119)	—	—	(291)	(410)
Other(2)	272	1	(82)	(90)	101

Balance at December 31, 2005	$26,064	$5,937	$1,129	$—	$33,130

(1)
Reclassified to conform to the current period's presentation.

(2)
Other changes in goodwill primarily reflects foreign exchange effects on non-dollar-denominated goodwill, as well as purchase accounting adjustments.

        The components of intangible assets were as follows:

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount
	In millions of dollars
Purchased credit card relationships	$7,541	$2,929	$4,612	$7,040	$2,366	$4,674
Mortgage servicing rights(1)	8,808	4,469	4,339	8,099	3,950	4,149
Core deposit intangibles	1,248	424	824	1,158	318	840
Other customer relationships	1,065	596	469	1,089	497	592
Present value of future profits	429	229	200	781	474	307
Other(2)	4,455	647	3,808	4,129	692	3,437

Total amortizing intangible assets	$23,546	$9,294	$14,252	$22,296	$8,297	$13,999
Indefinite-lived intangible assets			497			1,272

Total intangible assets			$14,749			$15,271

(1)
Accumulated amortization of mortgage servicing rights includes the related valuation allowance. The assumptions used to value mortgage servicing rights are described in Notes 1 and 13 to the Consolidated Financial Statements on pages 108 and 128, respectively.

(2)
Includes contract-related intangible assets.

        The intangible assets recorded during 2005 and their respective amortization periods are as follows:

	2005	Weighted-Average Amortization Period in Years
	In millions of dollars
Mortgage servicing rights	$950	6
Purchased credit card relationships	535	11
Other customer relationships	418	14
Core deposit intangibles	56	15
Other intangibles	91	5

Total intangible assets recorded during the period(1)	$2,050

(1)
There was no significant residual value estimated for the intangible assets recorded during 2005.

        Intangible assets amortization expense was $1,842 million, $1,482 million and $1,178 million for 2005, 2004 and 2003, respectively. Intangible assets amortization expense is estimated to be $2,013 million in 2006, $1,806 million in 2007, $1,630 million in 2008, $1,474 million in 2009, and $1,271 million in 2010.

15. Debt

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings with weighted average interest rates as follows:

	2005		2004
	Balance	Weighted Average	Balance	Weighted Average
	In millions of dollars at year end
Commercial paper
Citigroup Funding Inc.	$32,581	4.34%	$—	—%
Citigroup Global Markets Holdings Inc.	—	—	17,368	2.25
Other Citigroup Subsidiaries	1,578	3.50	8,270	2.28

	$34,159		$25,638
Other borrowings	32,771	3.85%	31,129	2.54%

Total	$66,930		$56,767

        Citigroup issues commercial paper directly to investors, maintaining liquidity reserves of cash and securities to support its outstanding commercial paper.

        Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks. Citigroup pays commitment fees for its lines of credit.

        Citigroup, CGMHI, and some of their nonbank subsidiaries have credit facilities with Citigroup's subsidiary banks, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

        CGMHI has a syndicated five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $2.5 billion. CGMHI also has three-and five-year bilateral facilities totaling $575 million with unaffiliated banks with borrowings maturing on various dates in 2007, 2008 and 2010. At December 31, 2005, there were no outstanding borrowings under these facilities.

        CGMHI also has committed long-term financing facilities with unaffiliated banks. At December 31, 2005, CGMHI had drawn down the full $1.65 billion available under these facilities, of which $375 million is guaranteed by Citigroup. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). Under all of these facilities, CGMHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At December 31, 2005, this requirement was exceeded by approximately $8.9 billion. CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

Long-Term Debt

			Balances
	Weighted Average Coupon
		Maturities	2005	2004
	In millions of dollars at year end
Citigroup Parent Company
Senior notes(1)	4.42%	2006-2035	$74,429	$68,119
Subordinated notes	5.45	2006-2033	19,712	14,243
Junior subordinated notes relating to trust preferred securities	6.68	2027-2036	6,459	6,397
Citigroup Subsidiaries
Senior notes	4.75	2006-2037	68,563	68,173
Subordinated notes	5.71	2006-2016	2,576	4,808
Citigroup Global Markets Holdings Inc.(2)
Senior notes	2.61	2006-2097	38,884	45,139
Subordinated notes	4.77	2006-2011	330	98
Citigroup Funding Inc.(3)
Senior notes	4.24	2006-2035	5,963	—
Other
Secured debt	1.83	2006-2044	583	933

Total			$217,499	$207,910

Senior notes			$187,839	$181,431
Subordinated notes			22,618	19,149
Junior subordinated notes relating to trust preferred securities			6,459	6,397
Other			583	933

Total			$217,499	$207,910

(1)
Includes $250 million of notes maturing in 2098.

(2)
Includes Targeted Growth Enhanced Term Securities (TARGETS) with carrying values of $376 million issued by TARGETS Trusts XVIII through XXIV and $564 million issued by TARGETS Trusts XIII through XXIII at December 31, 2005 and 2004, respectively (collectively, the "Trusts"). CGMHI owns all of the voting securities of the Trusts, which are consolidated in Citigroup's Consolidated Balance Sheet. The Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the Trusts' common securities. The Trusts' obligations under the TARGETS are fully and unconditionally guaranteed by CGMHI and CGMHI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

(3)
Includes Targeted Growth Enhanced Term Securities (TARGETS) with carrying values of $58 million issued by TARGETS Trust XXV at December 31, 2005 (the "Trust"). CFI owns all of the voting securities of the Trust, which is consolidated in Citigroup's Consolidated Balance Sheet. The Trust has no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the Trust's common securities. The Trust's obligations under the TARGETS are fully and unconditionally guaranteed by CFI and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        The Company issues both fixed and variable rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, the Company uses other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2005, the Company's overall weighted average interest rate for long-term debt was 4.36% on a contractual basis and 4.08% including the effects of derivative contracts.

        Aggregate annual maturities of long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

	2006	2007	2008	2009	2010	Thereafter
	In millions of dollars
Citigroup Parent Company	$10,957	$9,610	$12,240	$7,721	$11,792	$48,280
Other Citigroup Subsidiaries	19,109	19,165	15,809	7,568	2,280	7,208
Citigroup Global Markets Holdings Inc.	8,273	5,359	5,767	6,032	5,446	8,337
Citigroup Funding Inc.	586	602	2,088	229	991	1,467
Other	250	165	77	11	—	80

Total	$39,175	$34,901	$35,981	$20,561	$20,509	$65,372

        Long-term debt at December 31, 2005 and December 31, 2004 includes $6,459 million and $6,397 million, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

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

        For Regulatory Capital purposes, these Trust Securities remain a component of Tier 1 Capital. See "Capital Resources and Liquidity" on page 83.

        Citigroup owns all of the voting securities of the subsidiary trusts. The subsidiary trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the subsidiary trusts and the subsidiary trusts' common securities. The subsidiary trusts' obligations are fully and unconditionally guaranteed by Citigroup.

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at December 31, 2005:

						Junior Subordinated Debentures Owned by Trust
					Common Shares Issued to Parent
Trust Securities with Distributions Guaranteed by:	Issuance Date	Securities Issued	Liquidation Value	Coupon Rate		Amount	Maturity	Redeemable by Issuer Beginning
	In million of dollars except share amounts
Citicorp Capital I(1)	Dec. 1996	300,000	$300	7.933%	9,000	$309	Feb. 15, 2027	Feb. 15, 2007
Citicorp Capital II(1)	Jan. 1997	450,000	450	8.015%	13,500	464	Feb. 15, 2027	Feb. 15, 2007
Citigroup Capital II	Dec. 1996	400,000	400	7.750%	12,372	412	Dec. 1, 2036	Dec. 1, 2006
Citigroup Capital III	Dec. 1996	200,000	200	7.625%	6,186	206	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	24,000,000	600	6.000%	742,269	619	Sept. 27, 2034	Sept. 27, 2009
Adam Capital Trust I(2)	Nov. 2001	25,000	25	6 mo. LIB +375 bp.	774	26	Dec. 08, 2031	Dec. 08, 2006
Adam Statutory Trust I(2)	Dec. 2001	23,000	23	3 mo. LIB +360 bp.	712	24	Dec. 18, 2031	Dec. 18, 2006
Adam Capital Trust II(2)	Apr. 2002	22,000	22	6 mo. LIB +370 bp.	681	23	Apr. 22, 2032	Apr. 22, 2007
Adam Statutory Trust II(2)	Mar. 2002	25,000	25	3 mo. LIB +360 bp.	774	26	Mar. 26, 2032	Mar. 26, 2007
Adam Capital Trust III(2)	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 07, 2033	Jan. 07, 2008
Adam Statutory Trust III(2)	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV(2)	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V(2)	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$6,313			$6,508

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

16. Income Taxes

	2005	2004	2003
	In millions of dollars
Current
Federal	$3,908	$3,879	$3,757
Foreign	4,507	3,005	2,792
State	844	739	481

Total current income taxes	9,259	$7,673	$7,030

Deferred
Federal	40	$(1,307)	$501
Foreign	(104)	397	232
State	(117)	(299)	75

Total deferred income taxes	$(181)	$(1,209)	$808

Provision for income tax on continuing operations before minority interest(1)	$9,078	$6,464	$7,838
Provision for income tax on discontinued operations	2,866	445	357
Provision (benefit) for income taxes on cumulative effect of accounting change	(31)	—	—
Income tax expense (benefit) reported in stockholders' equity related to:
Foreign currency translation	119	146	(327)
Securities available-for-sale	(1,234)	48	456
Employee stock plans	(463)	(474)	(363)
Cash flow hedges	194	(270)	(154)
Minimum Pension Liability	(69)	—	—

Income taxes before minority interest	$10,460	$6,359	$7,807

(1)
Includes the effect of securities transactions resulting in a provision of $687 million in 2005, $291 million in 2004, and $178 million in 2003.

        The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate applicable to income from continuing operations (before minority interest and the cumulative effect of accounting change) for the years ending December 31 was as follows:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	1.6	1.4	1.4
Foreign income tax rate differential	(3.3)	(4.5)	(3.1)
Other, net	(2.5)	(3.5)	(2.2)

Effective income tax rate	30.8%	28.4%	31.1%

        Deferred income taxes at December 31 related to the following:

	2005	2004
	In millions of dollars
Deferred tax assets
Credit loss deduction	$2,597	$2,893
Deferred compensation and employee benefits	1,163	942
Restructuring and settlement reserves	3,194	3,682
Unremitted foreign earnings	2,635	1,618
Interest-related items	839	188
Foreign and state loss carryforwards	16	16
Other deferred tax assets	1,912	2,311

Gross deferred tax assets	$12,356	$11,650
Valuation allowance	16	16

Deferred tax assets after valuation allowance	$12,340	$11,634

Deferred tax liabilities
Investments	$(1,294)	$(2,494)
Deferred policy acquisition costs and value of insurance in force	(700)	(1,486)
Leases	(2,308)	(2,705)
Fixed assets	(1,319)	(1,001)
Intangibles	(808)	(908)
Other deferred tax liabilities	(2,349)	(1,690)

Gross deferred tax liabilities	$(8,778)	$(10,284)

Net deferred tax asset	$3,562	$1,350

        Foreign pretax earnings approximated $10.6 billion in 2005, $10.5 billion in 2004, and $8.6 billion in 2003. As a U.S. corporation, Citigroup and its U.S. subsidiaries are subject to U.S. taxation, currently, on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2005, $10.6 billion of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes (net of U.S. foreign tax credits) of $2.9 billion would have to be provided if those earnings were remitted currently. The current year's effect on the income tax expense from continuing operations is included in the reconciliation of the federal statutory rate to the Company's effective income tax rate.

        The Homeland Investment Act provision of the American Jobs Creation Act of 2004 ("2004 Tax Act") provided companies with a one time 85% reduction in the U.S. net tax liability on cash dividends paid by foreign subsidiaries in 2005 to the extent that they exceeded a baseline level of dividends paid in prior years. In accordance with FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," the Company did not recognize any income tax effects of the repatriation provisions of the Act in its 2004 financial statements. In 2005, the Company recognized a tax benefit of $198 million in continuing operations, net of the impact of remitting income earned in 2005 and prior years that would have been indefinitely invested overseas.

        Income taxes are not provided for the Company's life insurance subsidiaries' "policyholders' surplus account," because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed as a dividend or exceed limits prescribed by federal law. This "account" aggregated $982 million (subject to a tax of $344 million) at December 31, 2004. The 2004 Tax Act provides that this "account" could be reduced directly by distributions made by the life insurance subsidiaries in 2005 and 2006. The Company made sufficient distributions in 2005 to eliminate this "account" and thus does not have a balance at December 31, 2005.

        Income taxes are not provided for the Company's "savings bank base year bad debt reserves" that arose before 1988, because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2005, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $125 million).

        There was no net change for 2005 in the valuation allowance related to deferred tax assets. The valuation allowance of $16 million at December 31, 2005 relates to state tax loss carryforwards. Management believes that the realization of the recognized net deferred tax asset (after valuation allowance) of $3,562 million is more likely than not based on existing carryback ability and expectations as to future taxable income in the jurisdictions in which it operates. The Company, which has a strong history of earnings, has reported pretax income from continuing operations in the Consolidated Income Statement of approximately $26 billion, on average, over the last three years.

17. Preferred Stock and Stockholders' Equity

Perpetual Preferred Stock

        The following table sets forth the Company's perpetual preferred stock outstanding at December 31:

					Carrying Value (in millions of dollars)
		Redeemable in Whole or in Part on or After(1)	Redemption Price Per Share(2)	Number of Shares
	Rate				2005	2004
Series F(3)	6.365%	June 16, 2007	$250	1,600,000	$400	$400
Series G(3)	6.213%	July 11, 2007	$250	800,000	200	200
Series H(3)	6.231%	September 8, 2007	$250	800,000	200	200
Series M(3	5.864%	October 8, 2007	$250	800,000	200	200
Series V(4)	Fixed/Adjustable	February 15, 2006	$500	250,000	125	125

					$1,125	$1,125

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

        On February 15, 2006, Citigroup redeemed for cash all outstanding shares of its Fixed/Adjustable Rate Cumulative Preferred Stock, Series V. The redemption price was $50.00 per depositary share, plus accrued dividends to the date of redemption.

Regulatory Capital

        Citigroup is subject to risk-based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System (FRB). Its U.S. insured depository institution subsidiaries, including Citibank, N.A., are subject to similar guidelines issued by their respective primary federal bank regulatory agencies. These guidelines are used to evaluate capital adequacy and include the required minimums shown in the following table.

        The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2005 and 2004, all of Citigroup's U.S. insured subsidiary depository institutions were "well capitalized."

        At December 31, 2005, regulatory capital as set forth in guidelines issued by the U.S. federal bank regulators is as follows:

	Required Minimum	Well Capitalized Minimum	Citigroup	Citibank, N.A.
	In millions of dollars
Tier 1 Capital			$77,824	$44,733
Total Capital(1)			106,402	66,777
Tier 1 Capital Ratio	4.0%	6.0%	8.79%	8.41%
Total Capital Ratio(1)	8.0	10.0	12.02	12.55
Leverage Ratio(2)	3.0	5.0(3)	5.35	6.45

(1)
Total Capital includes Tier 1 and Tier 2.

(2)
Tier 1 Capital divided by adjusted average assets.

(3)
Applicable only to depository institutions. For bank holding companies to be "well capitalized" they must maintain a minimum leverage ratio of 3%.

        Citigroup is a legal entity separate and distinct from Citibank, N.A. and its other subsidiaries and affiliates. There are various legal limitations on the extent to which Citigroup's banking subsidiaries may extend credit, pay dividends or otherwise supply funds to Citigroup and its nonbank subsidiaries. The approval of the Office of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed net profits (as defined) for that year combined with its retained net profits for the preceding two years. In addition, dividends for such a bank may not be paid in excess of the bank's undivided profits. State-chartered bank subsidiaries are subject to dividend limitations imposed by applicable state law.

        As of December 31, 2005, Citigroup's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies without regulatory approval of approximately $13.6 billion. In determining whether and to what extend to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that, as of December 31, 2005, its bank subsidiaries can distribute dividends to Citigroup of approximately $12.2 billion of the available $13.6 billion.

        Citigroup also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends, except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

        As discussed in "Capital Resources" on page 83, the ability of CGMHI to declare dividends can be restricted by capital considerations of its broker/dealer subsidiaries.

Subsidiary	Jurisdiction	Net Capital or Equivalent	Excess Over Minimum Requirement
		In millions of dollars
Citigroup Global Markets Inc.	U.S. Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1)	$3,548	$2,857
Citigroup Global Markets Limited	United Kingdom's Financial Services Authority	8,337	2,517

18.    Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-year period ended December 31, 2005 are as follows:

	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Changes in Equity from Nonowner Sources
	In millions of dollars
Balance, January 1, 2003	$1,957	$(3,392)	$1,242	$—	$(193)
Increase in net unrealized gains on investment securities, net of tax(1)	1,283	—	—	—	1,283
Less: Reclassification adjustment for gains included in net income, net of tax(1)	(332)	—	—	—	(332)
Foreign currency translation adjustment, net of tax(2)	—	(1,073)	—	—	(1,073)
Cash flow hedges, net of tax	—	—	(491)	—	(491)

Change	$951	$(1,073)	$(491)	$—	$(613)

Balance, December 31, 2003	$2,908	$(4,465)	$751	$—	$(806)
Increase in net unrealized gains on investment securities, net of tax	265	—	—	—	265
Less: Reclassification adjustment for gains included in net income, net of tax	(540)	—	—	—	(540)
Foreign currency translation adjustment, net of tax(3)	—	1,355	—	—	1,355
Cash flow hedges, net of tax	—	—	(578)	—	(578)

Change	$(275)	$1,355	$(578)	$—	$502

Balance, December 31, 2004	$2,633	$(3,110)	$173	$—	$(304)
Decrease in net unrealized gains on investment securities, net of tax(4)	(274)	—	—	—	(274)
Less: Reclassification adjustment for gains included in net income, net of tax	(1,275)	—	—	—	(1,275)
Foreign currency translation adjustment, net of tax(5)	—	(980)	—	—	(980)
Cash flow hedges, net of tax	—	—	439	—	439
Minimum pension liability adjustment, net of tax(6)	—	—	—	(138)	(138)

Current period change	$(1,549)	$(980)	$439	$(138)	$(2,228)

Balance, December 31, 2005	$1,084	$(4,090)	$612	$(138)	$(2,532)

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

(5)
Reflects, among other items, the movements in the Japanese yen, British pound, Bahamian dollar, and the Mexican peso against the U.S. dollar, and changes in related tax effects.

(6)
Additional minimum liability, as required by SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87), related to unfunded or book reserve plans, such as the U.S. nonqualified pension plans and certain foreign pension plans.

19.    Earnings Per Share

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31:

	2005	2004	2003
	In millions, except per share amounts
Income from continuing operations before cumulative effect of accounting change	$19,806	$16,054	$17,058
Discontinued operations	4,832	992	795
Cumulative effect of accounting change	(49)	—	—
Preferred dividends	(68)	(68)	(71)

Income available to common stockholders for basic EPS	24,521	16,978	17,782

Effect of dilutive securities	—	—	—

Income available to common stockholders for diluted EPS	$24,521	$16,978	$17,782

Weighted average common shares outstanding applicable to basic EPS	5,067.6	5,107.2	5,093.3
Effect of dilutive securities:
Options	33.6	44.3	47.1
Restricted and deferred stock	59.2	55.9	52.3
Convertible securities	—	—	0.9

Adjusted weighted average common shares outstanding applicable to diluted EPS	5,160.4	5,207.4	5,193.6

Basic earnings per share
Income from continuing operations before cumulative effect of accounting change	$3.90	$3.13	$3.34
Discontinued operations	0.95	0.19	0.15
Cumulative effect of accounting change	(0.01)	—	—

Net income	$4.84	$3.32	$3.49

Diluted earnings per share
Income from continuing operations before cumulative effect of accounting change	$3.82	$3.07	$3.27
Discontinued operations	0.94	0.19	0.15
Cumulative effect of accounting change	(0.01)	—	—

Net income	$4.75	$3.26	$3.42

        During 2005, 2004 and 2003, weighted average options of 99.2 million shares, 98.4 million shares and 149.8 million shares with weighted average exercise prices of $49.44 per share, $49.60 per share, and $46.08 per share, respectively, were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock.

20.    Incentive Plans

        The Company has adopted a number of equity compensation plans under which it administers stock options, restricted or deferred stock and stock purchase programs. These plans are used to attract, retain and motivate officers and employees, to compensate them for their contributions to the Company, and to encourage employee stock ownership. All of the plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is composed entirely of independent non-employee directors. At December 31, 2005, approximately 370 million shares were authorized for grant under Citigroup's stock incentive plans.

Stock Award Programs

        The Company, primarily through its Capital Accumulation Program (CAP), issues shares of Citigroup common stock in the form of restricted or deferred stock to participating officers and employees. For all stock award programs, during the applicable vesting period, the shares awarded cannot be sold or transferred by the participant, and the award is subject to cancellation if the participant's employment is terminated. After the award vests, the shares become freely transferable (subject to the stock ownership commitment of senior executives). From the date of award, the recipient of a restricted stock award can direct the vote of the shares and receive regular dividends. Recipients of deferred stock awards receive dividend equivalents and cannot vote.

        Stock awards granted in January 2005 generally vest 25% per year over four years, except for certain employees at Smith Barney whose awards vest after two years. Stock awards granted in 2003 and 2004 generally vest after a two- or three-year vesting period. CAP participants may elect to receive all or part of their award in stock options. The figures presented in the stock option program tables include options granted under CAP. Unearned compensation expense associated with the stock awards represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

        In 2003, special equity awards were issued to certain employees in the Corporate and Investment Banking, Global Wealth Management and Citigroup International businesses. The awards vest over a three-year term beginning on July 12, 2003, with one-sixth of the award vesting every six months. During the vesting period, the stock cannot be sold or transferred by the participant, and is subject to total or partial cancellation if the participant's employment is terminated.

        During 2005, 2004 and 2003, Citigroup granted restricted or deferred shares under the Citigroup Ownership Program (COP) to eligible employees. This program replaces the WealthBuilder, CitiBuilder, and Citigroup Ownership stock option programs. Employees are issued either restricted or deferred shares of Citigroup common stock that vest after three years. Unearned compensation expense associated with the stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period.

        Information with respect to stock awards is as follows:

	2005	2004	2003
	(in millions of dollars)
Shares awarded	57,902,680	38,662,598	57,559,301
Weighted average fair market value per share	$47.71	$38.65	$34.07
After-tax compensation cost charged to earnings	$1,074	$922	$903

Stock Option Programs

        The Company has a number of stock option programs for its directors, officers and employees. Generally, since January 2005, stock options have been granted only to CAP participants who elect to receive stock options in lieu of restricted or deferred stock awards, and to non-employee directors who elect to receive their compensation in the form of a stock option grant. All stock options are granted on Citigroup common stock with exercise prices equal to the fair market value at the time of grant. Options granted in 2005 have six-year terms; directors' options vest after two years and all other options granted since January 2005 typically vest 25% each year over four years. Options granted in 2004 and 2003 typically vest in thirds each year over three years, with the first vesting date occurring 17 months after the grant date. The options granted in 2004 and 2003 have terms of six years. The sale of underlying shares acquired through the exercise of employee stock options granted since 2003 is restricted for a two-year period (and the shares are subject to the stock ownership commitment of senior executives thereafter). Prior to 2003, Citigroup options, including options granted since the date of the merger of Citicorp and Travelers Group, Inc., generally vested at a rate of 20% per year over five years, with the first vesting date occurring 12 to 18 months following the grant date. Certain options, mostly granted prior to January 1, 2003, permit an employee exercising an option under certain conditions to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months. An option may not be exercised using the reload method unless the market price on the date of exercise is at least 20% greater than the option exercise price.

        To further encourage employee stock ownership, the Company's eligible employees participate in WealthBuilder, CitiBuilder, or the Citigroup Ownership Program. Options granted under the WealthBuilder and the Citigroup Ownership programs vest over a five-year period, whereas options granted under the CitiBuilder program vest after five years. These options do not have a reload feature. Options have not been granted under these programs since 2002.

        Information with respect to stock option activity under Citigroup stock option plans for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	330,910,779	$39.28	359,376,198	$37.07	380,274,611	$36.09
Granted-original	5,279,863	47.45	27,520,987	49.05	43,649,005	32.35
Granted-reload	3,013,384	48.85	12,725,607	49.99	13,956,702	44.21
Forfeited or exchanged	(17,726,910)	44.29	(16,606,946)	43.27	(22,454,416)	40.27
Expired	(2,572,189)	47.70	(1,635,927)	48.12	(5,545,698)	48.66
Exercised	(41,648,992)	31.72	(50,469,140)	29.89	(50,504,006)	24.39

Outstanding, end of year	277,255,935	$40.27	330,910,779	$39.28	359,376,198	$37.07

Exercisable at year end	221,497,294		214,952,186		199,263,927

        The following table summarizes the information about stock options outstanding under Citigroup stock options plans at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Contractual Life Remaining	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Range of Exercise Prices
$7.77—$9.99	270,358	.6 years	$9.57	270,358	$9.57
$10.00—$19.99	5,258,344	1.1 years	16.55	5,251,765	16.55
$20.00—$29.99	37,348,315	2.4 years	22.75	37,178,661	22.74
$30.00—$39.99	46,054,011	3.9 years	33.02	34,277,389	33.22
$40.00—$49.99	175,936,477	4.6 years	45.82	132,174,760	45.70
$50.00—$56.83	12,388,430	3.2 years	51.87	12,344,361	51.87

	277,255,935	4.1 years	$40.27	221,497,294	$39.52

Stock Purchase Program

        The Citigroup 2003 Stock Purchase Program, which was administered under the Citigroup 2000 Stock Purchase Plan, as amended, allowed eligible employees of Citigroup to enter into fixed subscription agreements to purchase shares in the future at the lesser of the market price on the first day of the offering period or at the market price at the end of the offering period. For the June 15, 2003 offering only, subject to certain limits, enrolled employees were permitted to make one purchase prior to end of the offering period. The purchase price of the shares was paid with accumulated payroll deductions plus interest. Shares of Citigroup's common stock delivered under the Citigroup 2003 Stock Purchase Program was sourced from treasury shares. The offering under the Citigroup 2003 Stock Purchase Program were made on June 2003 and to new employees in June 2004, an additional offering was made to new employees. The program ended in July 2005.

        The following are the share prices under the Stock Purchase Program. The fixed price for the June 2003 offering was $44.10 and the fixed price for the June 2004 offering was $46.74. The market price at the end of the program was $46.50. The shares under the June 2003 offering were purchased at the offering price $(44.10), which was the market price at the start of the offering period. The shares under the June 2004 offering were purchased at the market price at the closing of the program $(46.50).

	2005	2004	2003
Outstanding subscribed shares at beginning of year	7,112,678	8,336,245	—
Subscriptions entered into	—	495,144	8,784,380
Shares purchased	(4,498,358)	(365,591)	(65)
Canceled or terminated	(2,614,320)	(1,353,120)	(448,070)

Outstanding subscribed shares at end of year	—	7,112,678	8,336,245

Pro Forma Impact of SFAS 123

        Prior to January 1, 2003, Citigroup applied APB 25 in accounting for its stock-based compensation plans. Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, SFAS 123 allows companies to recognize compensation expense over the related service period based on the grant date fair value of the stock award. Refer to Note 1 on page 108 for a further description of these accounting standards and a presentation of the effect on net income and earnings per share had the Company applied SFAS 123 in accounting for all of the company's stock option plans. The pro forma adjustments in that table related to stock options granted from 1995 through 2002, for which a fair value on the date of grant was determined using a Black-Scholes option pricing model. In accordance with SFAS 123, no effect has been given to options granted prior to 1995. The fair values of stock-based awards are based on assumptions that were determined at the grant date.

Fair Value Assumptions

        SFAS 123 requires that reload options be treated as separate grants from the related original grants. Pursuant to the terms of currently outstanding reloadable options, upon exercise of an option, if employees use previously owned shares to pay the exercise price and surrender shares otherwise to be received for related tax withholding, they will receive a reload option covering the same number of shares used for such purposes, but only if the market price on the date of exercise is at least 20% greater than the option exercise price. Reload options vest at the end of a six-month period and carry the same expiration date as the option that gave rise to the reload grant. The exercise price of a reload grant is the market price on the date the underlying option was exercised. Reload options are intended to encourage employees to exercise options at an earlier date and to retain the shares acquired. The result of this program is that employees generally will exercise options as soon as they are able and, therefore, these options have shorter expected lives. Shorter option lives result in lower valuations. However, such values are expensed more quickly due to the shorter vesting period of reload options. In addition, since reload options are treated as separate grants, the existence of the reload feature results in a greater number of options being valued.

        Shares received through option exercises under the reload program, as well as certain other options granted, are subject to restrictions on sale. Discounts have been applied to the fair value of options granted to reflect these sale restrictions.

        Additional valuation and related assumption information for Citigroup option plans, including the Citigroup 2003 Stock Purchase Program, is presented below. For 2005 and 2004, Citigroup utilized a binomial model to value stock options. For 2003 and prior grants, the Black-Scholes valuation model was used.

For Options Granted During	2005	2004	2003
Weighted average fair value	$7.23	$6.82	$6.92
Weighted averaged expected life
Original grants	5.26 yrs.	4.54 yrs.	3.45 yrs.
Reload grants	3.29 yrs.	3.28 yrs.	2 yrs.
Stock Purchase Program grants	N/A	1.07 yrs.	2.1 yrs.
Valuation assumptions
Expected volatility	25.06%	25.98%	37.74%
Risk-free interest rate	3.66%	2.84%	2.00%
Expected annual dividends per share
For grants before July 14, 2003			$0.92
For grants on or after July 14, 2003			$1.54
Expected dividend yield	3.35%	2.96%
Expected annual forfeitures
Original and reload grants	7%	7%	7%
Stock Purchase Program grants	N/A	10%	10%

21. Retirement Benefits

        The Company has several non-contributory defined benefit pension plans covering substantially all U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. qualified defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula under that plan. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States.

        The following tables summarize the components of net expense recognized in the Consolidated Statement of Income and the funded status and amounts recognized in the Consolidated Balance Sheet for the Company's U.S. qualified plan and significant plans outside the United States. The Company uses a December 31 measurement date for the U.S. plans as well as the plans outside the United States.

Net Expense

	Pension Plans						Postretirement Benefit Plans(2)
	U.S. Plans(1)			Plans Outside U.S.			U.S. Plans
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	In millions of dollars
Benefits earned during the year	$257	$241	$208	$163	$147	$118	$2	$2	$3
Interest cost on benefit obligation	599	581	548	261	222	190	63	66	72
Expected return on plan assets	(806)	(750)	(700)	(315)	(251)	(209)	(14)	(16)	(18)
Amortization of unrecognized:
Net transition obligation	—	—	—	2	3	5	—	—	—
Prior service cost (benefit)	(24)	(25)	(25)	1	—	—	(4)	(4)	(4)
Net actuarial loss	161	105	24	69	60	48	13	8	8
Curtailment loss	—	—	—	1	4	6	—	—	—

Net expense	$187	$152	$55	$182	$185	$158	$60	$56	$61

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $50 million in 2005, $44 million in 2004, and $46 million in 2003.

(2)
For plans outside the U.S., net postretirement benefit expense was $13 million in 2005, $19 million in 2004, and $36 million in 2003.

Prepaid Benefit Cost (Benefit Liability)

	Pension Plans				Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
	2005	2004	2005	2004	2005	2004
	In millions of dollars at year end
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$10,249	$9,032	$4,381	$3,513	$1,172	$1,184
Benefits earned during the year	257	241	163	147	2	2
Interest cost on benefit obligation	599	581	261	222	63	66
Plan amendments	—	—	(2)	12	—	—
Actuarial loss	372	845	229	381	14	16
Benefits paid	(493)	(455)	(211)	(200)	(90)	(96)
Acquisitions	—	5	76	90	—	—
Divestitures	—	—	—	(1)	—	—
Settlements	—	—	(45)	(14)	—	—
Curtailments	—	—	8	(4)	—	—
Foreign exchange impact	—	—	(308)	235	—	—

Projected benefit obligation at year end	$10,984	$10,249	$4,552	$4,381	$1,161	$1,172

Change in plan assets
Plan assets at fair value at beginning of year	$10,379	$9,427	$4,190	$3,237	$193	$210
Actual return on plan assets	916	986	678	357	18	22
Company contributions	179	418	379	524	58	57
Employee contributions	—	—	5	8	—	—
Acquisitions	—	3	75	59	—	—
Divestitures	—	—	—	(1)	—	—
Settlements	—	—	(46)	(9)	—	—
Benefits paid	(493)	(455)	(211)	(200)	(90)	(96)
Foreign exchange impact	—	—	(286)	215	—	—

Plan assets at fair value at year end	$10,981	$10,379	$4,784	$4,190	$179	$193

Reconciliation of prepaid (accrued) benefit cost and total amount recognized
Funded status of the plan	$(3)	$130	$232	$(191)	$(982)	$(979)
Unrecognized:
Net transition obligation	—	—	11	14	—	—
Prior service cost (benefit)	(109)	(133)	11	17	(21)	(26)
Net actuarial loss	2,613	2,512	799	1,102	191	195

Net amount recognized	$2,501	$2,509	$1,053	$942	$(812)	$(810)

Amounts recognized on the balance sheet consist of Prepaid benefit cost	$2,501	$2,509	$1,176	$901	$—	$—
Accrued benefit liability	—	—	(212)	(58)	(812)	(810)
Intangible asset	—	—	21	99	—	—
Other changes in equity from nonowner sources	—	—	68	—	—	—

Net amount recognized	$2,501	$2,509	$1,053	$942	$(812)	$(810)

Accumulated benefit obligation at year end	$10,734	$10,026	$4,121	$3,924	$1,161	$1,172

(1)
The U.S. plans exclude nonqualified pension plans, for which the aggregate projected benefit obligation was $671 million and $625 million, and the aggregate accumulated benefit obligation was $648 million and $599 million at December 31, 2005 and 2004, respectively. Accumulated other changes in equity from nonowner sources at December 31, 2005 includes a pretax charge of $141 million related to an additional minimum liability adjustment for U.S. nonqualified plans.

(2)
For plans outside the U.S., the accumulated postretirement benefit obligation was $669 million and $536 million, and the fair value of plan assets was $633 million and $393 million at December 31, 2005 and 2004, respectively. The accumulated postretirement benefit obligation exceeded plan assets for the plans outside the U.S. at December 31, 2005 and 2004.

        At the end of 2005 and 2004 for both qualified and non-qualified plans, and both funded and unfunded plans, the aggregate projected benefit obligation (PBO), the aggregate accumulated benefit obligation (ABO), and the aggregate fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	U.S. Plans		Plans Outside U.S.		U.S. Plans		Plans Outside U.S.
	2005	2004	2005	2004	2005	2004	2005	2004
	In millions of dollars
Projected benefit obligation	$11,655	$625	$1,613	$2,255	$671	$625	$691	$772
Accumulated benefit obligation	11,382	599	1,419	1,973	648	599	634	671
Fair value of plan assets	10,981	—	1,337	1,890	—	—	493	494

        Combined plan assets for the U.S. and non-U.S. pension plans, excluding U.S. non-qualified plans, exceeded the accumulated benefit obligations by $910 million and $619 million at December 31, 2005 and December 31, 2004, respectively.

Assumptions

        The discount rate and future rate of compensation assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Company's plans are shown in the following table:

At year end	2005	2004
Discount rate
U.S. plans:(1)
Pension	5.6%	5.75%
Postretirement	5.5	5.5
Plans outside the U.S.
Range	2.0 to 12.0	2.0 to 10.0
Weighted average	7.0	5.3
Future compensation increase rate
U.S. Plans(1)(2)	4.0	4.0
Plans outside the U.S.
Range	2.0 to 9.0	1.5% to 9.0
Weighted average	4.2	2.9

During the year	2005	2004
Discount rate
U.S. plans(1)
Pension	5.75%	6.25%
Postretirement	5.5	6.25
Plan outside the U.S.
Range	2.0 to 10.0	2.0 to 10.0
Weighted average	5.3	5.4
Future compensation increase rate
U.S. Plans(1) (2)	4.0	4.0
Plans outside the U.S.
Range	1.5 to 9.0	1.5 to 8.0
Weighted average	2.9	2.6

(1)
Weighted average rates for the U.S. plans equal the stated rates.

(2)
Future compensation increase rate for small groups of grandfathered employees is 3.0% or 6.0%.

A one percentage-point change in the discount rates would have the following effects on pension expense:

	One Percentage-point Increase			One Percentage-point Decrease
	2005	2004	2003	2005	2004	2003
	In millions of dollars
Effect on pension expense for U.S. plans	$(146)	$(140)	$(52)	$146	$140	$120
Effect on pension expense for foreign plans	(68)	(260)	(43)	83	306	53

        Assumed health care cost trend rates were as follows:

	2005	2004
Health care cost increase rate
U.S. plans
Following year	10.0%	10.0%
Ultimate rate to which cost increase is assumed to decline	5.0%	5.0%
Year in which the ultimate rate is reached	2011	2010

        A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-point Increase		One Percentage-point Decrease
	2005	2004	2005	2004
	In millions of dollars
Effect on benefits earned and interest cost for U.S. plans	$3	$2	$(3)	$(2)
Effect on accumulated postretirement benefit obligation for U.S. Plans	54	43	(48)	(38)

        Citigroup considers the expected rate of return to be a longer-term assessment of return expectations, based on each plan's expected asset allocation, and does not anticipate changing this assumption annually unless there are significant changes in economic conditions. Market performance over a number of earlier years is evaluated covering a wide range of economic conditions to determine whether there are sound reasons for projecting forward any past trends.

        The expected long-term rates of return on assets used in determining the Company's pension expense and postretirement expense are shown below:

	2005	2004
Rate of return on assets
U.S. plans(1)	8.0%	8.0%
Plans outside the U.S.:
Range	3.25% to 10.0%	3.25% to 10.0%
Weighted average	6.6%	6.5%

(1)
Weighted average rates for the U.S. plans equal the stated rates.

        A one percentage-point change in the expected rates of return would have the following effects on pension expense:

	One Percentage-point Increase			One Percentage-point Decrease
	2005	2004	2003	2005	2004	2003
	In millions of dollars
Effect on pension expense for U.S. plans	$(101)	$(94)	$(88)	$101	$94	$88
Effect on pension expense for foreign plans	(45)	(118)	(24)	45	118	24

Plan Assets

        Citigroup's pension and postretirement plan asset allocation for the U.S. plans at the end of 2005 and 2004, and the target allocation for 2006 by asset category based on asset fair values are as follows:

	Target Asset Allocation	U.S. Pension Assets at December 31		U.S. Postretirement Assets at December 31
Asset Category
	2006	2005	2004	2005	2004
Equity securities	22.5% to 42.5%	45.0%	47.0%	45.0%	51.0%
Debt securities	17.5 to 42.5	27.0	29.0	26.0	21.0
Real estate	5.5 to 11.5	6.0	5.0	6.0	6.0
Other investments	18.5 to 42.5	22.0	19.0	23.0	22.0

Total		100%	100%	100%	100%

        Equity securities in the U.S. pension plans include Citigroup common stock with a fair value of $122 million or 1.1% of plan assets and $123 million or 1.2% of plan assets at the end of 2005 and 2004, respectively. The Citigroup Pension Plan sold approximately $500 million of Citigroup common stock in 2004.

        Affiliated and third-party investment managers and affiliated advisors provide their respective services to Citigroup's U.S. pension plans. Assets are rebalanced as the Company deems appropriate. Citigroup's investment strategy with respect to its pension assets is to maintain a globally diversified investment portfolio across several asset classes targeting an annual rate of return of 8% while ensuring that the accumulated benefit obligation is fully funded.

        Citigroup's pension and postretirement plans' weighted average asset allocations for the non-U.S. plans and the actual ranges at the end of 2005 and 2004, and the weighted average target allocations for 2006 by asset category based on asset fair values are as follows:

	Non-U.S. Pension Plans
	Weighted Average	Actual Range		Weighted Average
	Target Asset Allocation
		at December 31		at December 31
Asset Category
	2006	2005	2004	2005	2004
Equity securities	57.2%	0.0% to 80.4%	0.0% to 77.8%	57.3%	55.1%
Debt securities	32.3	0.0 to 96.0	0.0 to 97.0	37.9	28.3
Real estate	0.2	0.0 to 21.2	0.0 to 18.4	3.0	0.3
Other investments	10.3	0.0 to 100	0.0 to 100	1.8	16.3

Total	100%			100%	100%

	Non-U.S. Postretirement Plans
	Weighted Average	Actual Range		Weighted Average
	Target Asset Allocation
		at December 31		at December 31
Asset Category
	2006	2005	2004	2005(1)	2004(1)
Equity securities	50.0%	17.5% to 46.5%	17.5% to 49.3%	46.5%	49.3%
Debt securities	32.5	43.0 to 82.5	28.0 to 82.5	43.0	28.0
Real estate	—	—	—	—	—
Other investments	17.5	0.0 to 10.5	0.0 to 22.7	10.5	22.7

Total	100%			100%	100%

(1)
The weighted average asset allocation is affected by the assets of one plan only, as the assets in the other postretirement plans are insignificant and do not affect the weighting.

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

Contributions

        Citigroup's pension funding policy for U.S. plans and non-U.S. plans is generally to fund to the amounts of accumulated benefit obligations, subject to applicable minimum funding requirements. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under ERISA, if appropriate, to its tax and cash position and the plan's funded position. At December 31, 2005, there were no minimum required contributions, and no discretionary or non-cash contributions are currently planned. However, in 2005, the Company contributed $160 million to the U.S. pension plan to avoid an additional minimum liability at year end. For the non-U.S. plans, actual contributions increased by $206 million over previously estimated amounts, primarily to avoid an additional minimum liability, as well as to satisfy regulatory funding requirements in certain countries. Discretionary contributions in 2006 are anticipated to be approximately $116 million. For 2006 there are no expected or required contributions for both the U.S. and non-U.S. postretirement benefit plans. These estimates are subject to change, since contribution decisions are affected by various factors, such as market performance and regulatory requirements; in addition, management has the ability to change funding policy.

Estimated Future Benefit Payments

        The Company expects to pay the following estimated benefit payments in future years:

	U.S. Plans	Plans Outside U.S.
	Pension Benefits	Pension Benefits	Postretirement Benefits
	In millions of dollars
2006	$591	$206	$26
2007	617	202	27
2008	645	207	28
2009	675	218	29
2010	707	232	30
2011-2015	4,086	1,388	178

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act of 2003") was enacted. The Act of 2003 established a prescription drug benefit under Medicare known as "Medicare Part D," and a federal subsidy to sponsors of U.S. retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The benefits provided to certain participants are at least actuarially equivalent to Medicare Part D and, accordingly, the Company is entitled to a subsidy.

        With respect to this, Citigroup adopted FSP FAS 106-2 retroactive to the beginning of 2004. The expected subsidy reduced the accumulated postretirement benefit obligation (APBO) by approximately $130 million and $100 million as of January 1, 2005 and 2004, respectively, and the 2005 and 2004 postretirement expense by approximately $19 million and $11 million, respectively, for all of the postretirement welfare plans for 2005 and 2004. Additionally, as of December 31, 2005, an additional reduction in the plans' APBO of approximately $45 million was recognized to reflect the expected impact of the final Medicare regulations issued during 2005.

        The following table shows the estimated future benefit payments without the effect of the subsidy and the amounts of the expected subsidy in future years.

	Expected U.S. Postretirement Benefit Payments
	Before Medicare Part D Subsidy	Medicare Part D Subsidy
	In millions of dollars
2006	$112	$12
2007	114	13
2008	114	13
2009	113	14
2010	111	14
2011-2015	507	68

Citigroup 401(k)

        Under the Citigroup 401(k) plan, eligible employees receive matching contributions of up to 3% of their compensation, subject to an annual maximum of $1,500, invested in the Citigroup common stock fund. The pretax expense associated with this plan amounted to approximately $70 million in 2005, $69 million in 2004, and $65 million in 2003.

22.   Derivatives and Other Activities

        Citigroup enters into derivative and foreign exchange futures, forwards, options and swaps, to enable customers to transfer, modify or reduce their interest rate, foreign exchange and other market risks; it also trades these products for its own account. In addition, Citigroup uses derivatives and other instruments, primarily interest rate products, as an end-user in connection with its risk management activities. Derivatives are used to manage interest rate risk relating to specific groups of on-balance sheet assets and liabilities, including investments, corporate and consumer loans, deposit liabilities, long-term debt and other interest-sensitive assets and liabilities, as well as credit card securitizations, redemptions and sales. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions.

        A derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes changes in the value of the hedged item that are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value that, if excluded, are recognized in current earnings.

        The following table summarizes certain information related to the Company's hedging activities for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
	In millions of dollars
Fair value hedges
Hedge ineffectiveness recognized in earnings	$38	$(100)	$96
Net gain (loss) excluded from assessment of effectiveness(1)	(32)	509	(90)
Cash flow hedges
Hedge ineffectiveness recognized in earnings	(18)	10	(21)
Net gain excluded from assessment of effectiveness (1)	1	8	10
Net investment hedges
Net gain (loss) included in foreign currency translation adjustment in accumulated other changes in equity from nonowner sources	$492	$(1,159)	$(2,291)

(1)
Represents the portion of derivative gain (loss).

        For cash flow hedges, any changes in the fair value of the end-user derivative remain in accumulated other changes in equity from nonowner sources on the Consolidated Balance Sheet and are generally included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. The net gains associated with cash flow hedges expected to be reclassified from accumulated other changes in equity from nonowner sources within 12 months of December 31, 2005 are $543 million.

        The accumulated other changes in equity from nonowner sources from cash flow hedges for 2005, 2004, and 2003 can be summarized as follows (after-tax):

	2005	2004	2003
	In millions of dollars
Beginning balance	$173	$751	$1,242
Net gain (loss) from cash flow hedges	641	(251)	237
Net amounts reclassified to earnings	(202)	(327)	(728)

Ending balance	$612	$173	$751

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

        Citigroup also sells various financial instruments that have not yet been purchased (short sales). In order to sell securities short, the securities are borrowed or received as collateral in conjunction with short-term financing agreements and, at a later date, must be delivered (i.e., replaced) with like or substantially the same financial instruments or commodities to the parties from which they were originally borrowed.

        Derivatives and short sales may expose Citigroup to market risk or credit risk in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative, short sale or foreign exchange product is the exposure created by potential fluctuations in interest rates, foreign exchange rates and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction where the value of any collateral held is not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management's assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in periods of high volatility and financial stress at a reasonable cost.

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

        In connection with the Company's efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2005, Citigroup's most significant concentration of credit risk was with the U.S. government and its agencies. The Company's exposure, which primarily results from trading assets and investments issued by the U.S. government and its agencies, amounted to $78.0 billion and $88.1 billion at December 31, 2005 and 2004, respectively. After the U.S. government, the Company's next largest exposure is to the Mexican government and its agencies, which are rated investment grade by both Moody's and S&P. The Company's exposure amounted to $20.7 billion and $23.8 billion at December 31, 2005 and 2004, respectively, and is composed of investment securities, loans, and trading assets.

24.   Fair Value of Financial Instruments

Estimated Fair Value of Financial Instruments

        The table in the following column presents the carrying value and fair value of Citigroup's financial instruments. The disclosure excludes leases, affiliate investments, pension and benefit obligations, and insurance policy claim reserves. In addition, contractholder fund amounts exclude certain insurance contracts. Also as required, the disclosure excludes the effect of taxes, any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, excess fair value associated with deposits with no fixed maturity and other expenses that would be incurred in a market transaction. In addition, the table excludes the values of nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values, which are integral to a full assessment of Citigroup's financial position and the value of its net assets.

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

	2005		2004(1)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	In billions of dollars at year end
Assets
Investments	$180.6	$180.6	$213.2	$213.2
Federal funds sold and securities borrowed or purchased under agreements to resell	217.5	217.5	200.7	200.7
Trading account assets	295.8	295.8	280.2	280.2
Loans(2)	563.7	583.0	525.5	549.5
Other financial assets(3)	$137.1	$137.1	$162.9	$163.0

Liabilities
Deposits	$592.6	$592.2	$562.1	$561.9
Federal funds purchased and securities loaned or sold under agreements to repurchase	242.4	242.4	209.6	209.6
Trading account liabilities	121.1	121.1	135.5	135.5
Long-term debt(4)	217.5	218.9	207.9	209.5
Other financial liabilities(5)	$166.5	$166.5	$196.6	$196.7

(1)
Reclassified to conform to the current period's presentation.

(2)
The carrying value of loans is net of the allowance for loan losses and also excludes $10.0 billion and $12.0 billion of lease finance receivables in 2005 and 2004, respectively.

(3)
Includes cash and due from banks, deposits at interest with banks, brokerage receivables, reinsurance recoverable and separate and variable accounts for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in other assets on the Consolidated Balance Sheet.

(4)
Trust preferred securities are not deconsolidated during the 2005 and 2004 quarter in accordance with FIN 46-R with the resulting liabilities to the trust companies included as a component of long-term debt. At December 31, 2005 and 2004, the carrying value was $6.5 billion and $6.1 billion, respectively, and the fair value was $6.3 billion and $6.4 billion, respectively. See Note 14 to the Consolidated Financial Statements on page XX.

(5)
Includes brokerage payables, separate and variable accounts, investment banking, short-term borrowings, and contractholder funds with and without defined maturities for 2004 only (due to the Sale of the Life Insurance and Annuities Business in 2005) for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in other liabilities on the Consolidated Balance Sheet.

        Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new transactions are entered into.

        The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citigroup's loans, in the aggregate, exceeded the carrying values (reduced by the allowance for credit losses) by $19.3 billion in 2005 and $24.0 billion in 2004, respectively. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $11.8 billion, a decrease of $4.7 billion from 2004, and an increase for corporate loans net of the allowance by $7.5 billion, which was consistent from 2004. The excess of the estimated fair value of loans over their carrying value reflects the decline in market interest rates since many of the loans were issued.

25.   Pledged Assets, Collateral, Commitments and Guarantees

Pledged Assets

        At December 31, 2005 and 2004, the approximate market value of securities sold under agreements to repurchase and other assets pledged, excluding the impact of FIN 39 and FIN 41, were as follows:

	2005	2004
	In millions of dollars
For securities sold under agreements to repurchase	$322,188	$278,448
As collateral for securities borrowed for approximately equivalent value	45,671	69,947
As collateral on bank loans	51,841	41,567
To clearing organizations or segregated under securities laws and regulations	31,649	34,549
For securities loaned	49,666	39,606
Other	38,219	48,410

Total	$539,234	$512,527

        In addition, included in cash and due from banks at December 31, 2005 and 2004 is $5.1 billion and $4.1 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.

        At December 31, 2005 and 2004, $17.4 billion and $10.7 billion, respectively, of consumer loans were pledged as collateral in financing transactions.

        At December 31, 2005 and 2004, the Company had $2.3 billion and $1.6 billion, respectively, of outstanding letters of credit from third-party banks to satisfy various collateral and margin requirements.

Collateral

        At December 31, 2005 and 2004, the approximate market value of collateral received by the Company that may be sold or repledged by the Company, excluding amounts netted in accordance with FIN 39 and FIN 41, was $409.1 billion and $366.4 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions, and margined broker loans, pledges to clearing organizations; segregation requirements under securities laws and regulations; derivative transactions; and bank loans. At December 31, 2005 and 2004, a substantial portion of this collateral received by the Company had been sold or repledged.

        At December 31, 2005 and 2004, a substantial portion of the collateral received by the Company had been sold or repledged in connection with repurchase agreements; securities sold, not yet purchased; securities borrowings and loans; pledges to clearing organizations; segregation requirements under securities laws and regulations; derivative transactions; and bank loans.

        In addition, at December 31, 2005 and 2004, the Company had pledged $295 billion and $121 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

Lease Commitments

        Rental expense (principally for offices and computer equipment) was $1.8 billion, $1.7 billion, and $1.7 billion for the years ended December 31, 2005, 2004, and 2003, respectively.

        Future minimum annual rentals under noncancelable leases, net of sublease income, are as follows:

In millions of dollars
2006	$2,301
2007	1,664
2008	987
2009	872
2010	750
Thereafter	4,074

Total	$10,648

Loan Commitments

	2005	2004(1)
	In millions of dollars at year-end
One- to four-family residential mortgages	$3,343	$4,559
Revolving open-end loans secured by one- to four- family residential properties	25,089	15,705
Commercial real estate, construction and land development	2,283	2,084
Credit card lines(2)	859,504	776,281
Commercial and other consumer loan commitments (1) (3)	346,444	274,237

Total	$1,236,663	$1,072,866

(1)
Reclassified to conform to the current period's presentation. Amounts reflect the inclusion of short-term syndication and bridge loan commitments.

(2)
Credit card lines are unconditionally cancelable by the issuer.

(3)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $179 billion and $141 billion with original maturity of less than one year at December 31, 2005 and 2004, respectively.

        The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include unfunded commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods that totaled $5.8 billion at December 31, 2005 and 2004.

Obligations under Guarantees

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The following table summarizes at December 31, 2005 and 2004 all of the Company's guarantees and indemnifications, where management believes the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at December 31, 2005 and 2004:

	Maximum Potential Amount of Future Payments
	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value
	In billions of dollars at December 31, except carrying value in millions
2005
Financial standby letters of credit	$30.6	$21.8	$52.4	$175.2
Performance guarantees	10.0	3.9	13.9	18.2
Derivative instruments	24.5	217.0	241.5	11,837.4
Guarantees of collection of contractual cash flows(1)	—	0.1	0.1	—
Loans sold with recourse	—	1.3	1.3	58.4
Securities lending indemnifications(1)	68.4	—	68.4	—
Credit card merchant processing(1)	28.1	—	28.1	—
Custody indemnifications(1)	—	27.0	27.0	—

Total	$161.6	$271.1	$432.7	$12,089.2

2004
Financial standby letters of credit	$34.4	$11.4	$45.8	$199.4
Performance guarantees	5.0	4.1	9.1	16.4
Derivative instruments	23.8	291.3	315.1	15,129.0
Guarantees of collection of contractual cash flows(1)	—	0.2	0.2	—
Loans sold with recourse	—	1.2	1.2	42.6
Securities lending indemnifications(1)	60.5	—	60.5	—
Credit card merchant processing(1)	29.7	—	29.7	—
Custody indemnifications(1)	—	18.8	18.8	—

Total	$153.4	$327.0	$480.4	$15,387.4

(1)
The carrying values of guarantees of collection of contractual cash flows, securities lending indemnifications, credit card merchant processing, and custody indemnifications are not material as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant and the carrying amount of the Company's obligations under these guarantees is immaterial.

        Financial standby letters of credit include guarantees of payment of insurance premiums and reinsurance risks that support industrial revenue bond underwriting and settlement of payment obligations to clearing houses, and that support options and purchases of securities or in lieu of escrow deposit accounts. Financial standbys also backstop loans, credit facilities, promissory notes and trade acceptances. Performance guarantees and letters of credit are issued to guarantee a customer's tender bid on a construction or systems installation project or to guarantee completion of such projects in accordance with contract terms. They are also issued to support a customer's obligation to supply specified products, commodities, or maintenance or warranty services to a third party.

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

        At December 31, 2005 and 2004, the Company's maximum potential amount of future payments under these guarantees was approximately $433 billion and $480 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse, and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

        Citigroup's primary credit card business is the issuance of credit cards to individuals. In addition, the Company provides transaction processing services to various merchants with respect to bankcard and private label cards. In the third quarter of 2005, the Company entered into a partnership under which a third party processes bankcard transactions. As a result, in the event of a billing dispute with respect to a bankcard transaction between a merchant and a cardholder, that is ultimately resolved in the cardholder's favor, the third party holds the primary contingent liability to credit or refund the amount to the cardholder and charge back the transaction to the merchant. If the third party is unable to collect this amount from the merchant, it bears the loss for the amount of the credit or refund paid to the cardholder.

        The Company continues to have the primary contingent liability with respect to its portfolio of private label merchants. The risk of loss is mitigated as the cash flows between the third party or the Company and the merchant are settled on a net basis and the third party or the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, the third party or the Company may require a merchant to make an escrow deposit, delay settlement, or include event triggers to provide the third party or the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). In the unlikely event that a private label merchant is unable to deliver products, services or a refund to its private label cardholders, Citigroup is contingently liable to credit or refund cardholders. In addition, although a third party holds the primary contingent liability with respect to the processing of bankcard transactions, in the event that the third party does not have sufficient collateral from the merchant or sufficient financial resources of its own to provide the credit or refunds to the cardholders, Citigroup would be liable to credit or refund the cardholders.

        The Company's maximum potential contingent liability related to both bankcard and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At December 31, 2005 and 2004, this maximum potential exposure was estimated to be $28 billion and $30 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure, based on the Company's historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At December 31, 2005 and 2004, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during 2005 and 2004. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2005, the estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2005 and December 31, 2004, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2005 or 2004 for potential obligations that could arise from the Company's involvement with VTN associations.

        At December 31, 2005 and 2004, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $12 billion and $15 billion, respectively. The carrying value of derivative instruments is included in either trading liabilities or other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. The carrying value of the guarantees of contractual cash flows is offset against the receivables from the credit card trusts. For loans sold with recourse, the carrying value of the liability is included in other liabilities. In addition, at December 31, 2005 and 2004, other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $850 million and $600 million, respectively, relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $55 billion and $43 billion at December 31, 2005 and 2004, respectively. Securities and other marketable assets held as collateral amounted to $24 billion and $32 billion and letters of credit in favor of the Company held as collateral amounted to $681 million and $635 million at December 31, 2005 and 2004, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

	2005	2004	Form of Credit Enhancement
	In billions of dollars at year end
Residential mortgages and other loans sold with recourse(1)	$9.0	$6.0	2005: Recourse obligation of $1.3 2004: Recourse obligation of $1.2
GNMA sales/servicing agreements(2)	29.1	34.2	Secondary recourse obligation
Securitized credit card receivables	$92.3	$82.3	Includes net revenue over the life of the transaction. Also includes other recourse obligations of $7.3 in 2005 and $5.1 in 2004

(1)
Residential mortgages represent 25% in 2005 and 47% of amounts in 2004.

(2)
Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.

        Citigroup and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, as summarized above.

        Net revenue on securitized credit card receivables is collected over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citigroup subsidiaries as servicers. As specified in certain of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. When the predetermined amount is reached, net revenue is passed directly to the Citigroup subsidiary that sold the receivables. The amount contained in these accounts is included in other assets and was $114 million at December 31, 2005 and $156 million at December 31, 2004. Net revenue from securitized credit card receivables included in other revenue was $4.8 billion, $3.8 billion, and $3.3 billion for the years ended December 31, 2005, 2004, and 2003, respectively.

Financial Guarantees

        Financial guarantees are used in various transactions to enhance the credit standing of Citigroup customers. They represent irrevocable assurances, subject to the satisfaction of certain conditions, that Citigroup will make payment in the event that the customer fails to fulfill its obligations to third parties.

        Citigroup issues financial standby letters of credit, which are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer's third-party obligations, and to assure payment of specified financial obligations of a customer. Fees are recognized ratably over the term of the standby letter of credit. The following table summarizes financial standby letters of credit issued by Citigroup. The table does not include securities lending indemnifications issued to customers, which are fully collateralized and totaled $68.4 billion at December 31, 2005 and $60.5 billion at December 31, 2004, and performance standby letters of credit.

			2005	2005
	Expire Within 1 Year	Expire After 1 Year	Total Amount Out- standing	Total Amount Out- Standing
	In billions of dollars at year end
Insurance, surety	$2.9	$8.9	$11.8	$12.3
Options, purchased securities, and escrow	—	—	—	0.1
Clean letters of credit	5.3	3.7	9.0	6.4
Other debt related	20.8	7.6	28.4	21.0

Total(1)	$29.0	$20.2	$49.2	$39.8

(1)
Total is net of cash collateral of $3.2 billion in 2005 and $6.0 billion in 2004. Collateral other than cash covered 14% of the total in 2005 and 18% in 2004.

26.   Contingencies

        As described in the "Legal Proceedings" discussion on page            , the Company is a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

  (i)
  underwritings for, and research coverage of, WorldCom;

  (ii)
  underwritings for Enron and other transactions and activities related to Enron;

  (iii)
  transactions and activities related to research coverage of companies other than WorldCom; and

  (iv)
  transactions and activities related to the IPO Securities Litigation.

        During the 2004 second quarter, in connection with the settlement of the WorldCom class action, the Company reevaluated and increased its reserves for these matters. The Company recorded a charge of $7.915 billion ($4.95 billion after-tax) relating to (i) the settlement of class action litigation brought on behalf of purchasers of WorldCom securities, and (ii) an increase in litigation reserves for the other matters described above. Subject to the terms of the WorldCom class action settlement, and its eventual approval by the courts, the Company will make a payment of $2.57 billion pretax to the WorldCom settlement class. In addition, subject to the terms of the Enron class action settlement, and its eventual approval by the courts, the Company will make a payment of $2.01 billion pretax to the Enron settlement class. During the fourth quarter of 2005, in connection with an evaluation of these matters and as a result of the favorable resolution of certain WorldCom/Research litigation matters, the Company reevaluated its reserves for these matters and released $600 million ($375 million after-tax) from this reserve. As of December 31, 2005, the Company's litigation reserve for these matters, net of settlement amounts previously paid, the amounts to be paid upon final approval of the WorldCom and Enron class action settlements and other settlements arising out of the matters above not yet paid, and the $600 million release that was recorded during the 2005 fourth quarter was approximately $3.3 billion.

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

27.   Condensed Consolidating Financial Statement Schedules

        These condensed consolidating financial statement schedules are presented for purposes of additional analysis but should be considered in relation to the audited consolidated financial statements of Citigroup taken as a whole.

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

        During the 2005 second quarter, Citigroup consolidated its capital markets funding activities into two legal entities:

  (i)
  Citigroup Inc., which issues long-term debt, trust preferred securities, preferred and common stock, and

  (ii)
  Citigroup Funding Inc. (CFI), a newly formed first-tier subsidiary of Citigroup, which issues commercial paper and medium-term notes, all of which is guaranteed by Citigroup.

        As part of the funding consolidation, Citigroup unconditionally guaranteed Citigroup Global Markets Holdings Inc.'s (CGMHI) outstanding SEC-registered indebtedness. CGMHI no longer files periodic reports with the SEC and continues to be rated on the basis of a guarantee of its financial obligations from Citigroup.

        The condensed financial statements on pages XX include the financial results of the following Citigroup entities:

Citigroup Parent Company

        The holding company, Citigroup Inc.

Citigroup Global Markets Holdings Inc. (CGMHI)

        Citigroup has issued a full and unconditional guarantee for all of the outstanding SEC-registered indebtedness of CGMHI.

Citigroup Funding Inc. (CFI)

        CFI is a newly formed first-tier subsidiary of Citigroup, which issues commercial paper and medium-term notes. Citigroup has issued a full and unconditional guarantee for all of the commercial paper and SEC-registered indebtedness issued by CFI.

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

Other Citigroup Subsidiaries

        Includes all other subsidiaries of Citigroup, intercompany eliminations, and income/loss from discontinued operations.

Consolidating Adjustments

        Includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries, investment in subsidiaries and the elimination of CCC, which is included in the Associates column.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year ended December 31, 2005
	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
	In millions of dollars
Revenues
Dividends from subsidiary banks and bank holding companies	$28,220	$—	$—	$—	$—	$—	$(28,220)	$—
Loan interest, including fees	—	—	—	7,882	8,932	38,256	(7,882)	47,188
Loan interest, including fees— intercompany	2,963	—	190	(77)	211	(3,364)	77	—
Other interest and dividends	323	16,382	—	156	188	11,940	(156)	28,833
Other interest and dividends— intercompany	—	417	486	—	3	(906)	—	—
Commissions and fees	—	8,287	—	29	82	8,774	(29)	17,143
Commissions and fees— intercompany	—	234	—	7	4	(238)	(7)	—
Principal transactions	8	4,313	(25)	—	(7)	2,154	—	6,443
Principal transactions—intercompany	6	(2,208)	19	2	2	2,181	(2)	—
Other income	1,085	3,158	30	682	607	15,831	(682)	20,711
Other income—intercompany	105	558	(33)	(25)	(18)	(612)	25	—

Total revenues	$32,710	$31,141	$667	$8,656	$10,004	$74,016	$(36,876)	$120,318
Interest expense	4,691	12,602	515	355	828	18,040	(355)	36,676
Interest expense—intercompany	—	986	155	2,176	2,514	(3,655)	(2,176)	—

Total revenues, net of interest expense	$28,019	$17,553	$(3)	$6,125	$6,662	$59,631	$(34,345)	$83,642

Provisions for credit losses and for benefits and claims	$—	$27	$—	$2,048	$2,228	$6,791	$(2,048)	$9,046

Expenses
Compensation and benefits	$108	$9,392	$—	$954	$1,102	$15,170	$(954)	$25,772
Compensation and benefits— intercompany	—	1	—	131	132	(133)	(131)	—
Other expense	225	2,441	1	596	709	16,015	(596)	19,391
Other expense—intercompany	110	1,365	6	188	240	(1,721)	(188)	—

Total operating expenses	$443	$13,199	$7	$1,869	$2,183	$29,331	$(1,869)	$45,163

Income from continuing operations before taxes, minority interest, cumulative effect of accounting change, and equity in undistributed income of subsidiaries	$27,576	$4,327	$(10)	$2,208	$2,251	$23,509	$(30,428)	$29,433
Income taxes (benefits)	(283)	1,441	(4)	837	842	7,082	(837)	9,078
Minority interest, net of taxes	—	—	—	—	—	549	—	549
Equities in undistributed income of subsidiaries	(3,258)	—	—	—	—	—	3,258	—

Income from continuing operations before cumulative effect of accounting change	$24,601	$2,886	$(6)	$1,371	$1,409	$15,878	$(26,333)	$19,806
Income from discontinued operations, net of taxes	—	2,198	—	—	—	2,634	—	4,832
Cumulative effect of accounting change, net of tax	(12)	—	—	—	—	(37)	—	(49)

Net income	$24,589	$5,084	$(6)	$1,371	$1,409	$18,475	$(26,333)	$24,589

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year ended December 31, 2004
	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
	In millions of dollars
Revenues
Dividends from subsidiary banks and bank holding companies	$7,503	$—	$—	$—	$—	$—	$(7,503)	$—
Loan interest, including fees	—	—	—	7,502	8,653	35,143	(7,502)	43,796
Loan interest, including fees—intercompany	2,223	—	—	(30)	85	(2,308)	30	—
Other interest and dividends	305	9,843	—	161	195	9,544	(161)	19,887
Other interest and dividends—intercompany	—	165	—	—	2	(167)	—	—
Commissions and fees	—	7,704	—	29	79	8,198	(29)	15,981
Commissions and fees—intercompany	—	241	—	1	1	(242)	(1)	—
Principal transactions	—	1,649	—	—	14	2,053	—	3,716
Principal transactions—intercompany	(40)	(802)	—	(5)	(5)	847	5	—
Other income	(169)	2,865	—	640	669	14,894	(640)	18,259
Other income—intercompany	140	612	—	9	18	(770)	(9)	—

Total revenues	$9,962	$22,277	$—	$8,307	$9,711	$67,192	$(15,810)	$101,639
Interest expense	2,022	6,162	—	309	878	12,942	(309)
Interest expense—intercompany	—	204	—	1,916	1,553	(1,757)	(1,916)	—

Total revenues, net of interest expense	$7,940	$15,911	$—	$6,082	$7,208	$56,007	(13,585)	79,635

Provisions for credit losses and for benefits and claims	$—	$(2)	$—	$1,992	$2,195	$4,924	$(1,992)	$7,117
Expenses
Compensation and benefits	$49	$8,546	$—	$1,061	$1,185	$13,154	$(1,061)	$22,934
Compensation and benefits—intercompany	—	(5)	—	(1)	—	5	1	—
Other expense	621	8,913	—	695	825	16,489	(695)	26,848
Other expense—intercompany	155	1,057	—	188	209	(1,421)	(188)	—

Total operating expenses	$825	$18,511	$—	$1,943	$2,219	$28,227	$(1,943)	$49,782

Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	$7,115	$(2,598)	$—	$2,147	$2,866	$22,854	$(9,650)	$22,736
Income taxes (benefits)	(290)	(1,042)	—	791	863	6,933	(791)	6,464
Minority interest, net of taxes	—	—	—	—	—	218	—	218
Equities in undistributed income of subsidiaries	9,641	—	—	—	—	—	(9,641)	—

Income from continuing operations	17,046	$(1,556)	$—	$1,356	$2,003	$15,703	$(18,500)	$16,054
Income from discontinued operations, net of taxes	—	115	—	—	—	877	—	992

Net income	$17,046	$(1,441)	$—	$1,356	$2,003	$16,582	$(18,500)	$17,046

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year ended December 31, 2003
	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
	In millions of dollars
Revenues
Dividends from subsidiary banks and bank holding companies	$6,015	$—	$—	$—	$—	$—	$(6,015)	$—
Loan interest, including fees	—	—	—	6,825	7,973	29,979	(6,825)	37,952
Loan interest, including fees—intercompany	1,693	—	—	42	82	(1,775)	(42)	—
Other interest and dividends	273	7,805	—	161	230	8,254	(161)	16,562
Other interest and dividends—intercompany	—	116	—	—	3	(119)	—	—
Commissions and fees	—	7,221	—	35	72	8,364	(35)	15,657
Commissions and fees—intercompany	—	248	—	7	7	(255)	(7)	—
Principal transactions	—	2,542	—	—	(8)	2,351	—	4,885
Principal transactions—intercompany	—	(655)	—	(7)	(7)	662	7	—
Other income	105	2,353	—	617	743	10,521	(617)	13,722
Other income—intercompany	69	324	—	12	42	(435)	(12)	—

Total revenues	$8,155	$19,954	$—	$7,692	$9,137	$57,547	$(13,707)	$88,778
Interest expense	1,459	5,522	—	233	1,138	9,065	(233)	17,184
Interest expense—intercompany	—	(463)	—	2,115	1,188	(725)	(2,115)	—

Total revenues, net of interest expense	$6,696	$14,895	$—	$5,344	$6,811	$49,207	$(11,359)	$71,594

Provisions for credit losses and for benefits and claims	$—	$2	$—	$1,915	$2,163	$6,759	$(1,915)	$8,924

Expenses
Compensation and benefits	$135	$7,754	$—	$904	$1,064	$11,766	$(904)	$20,719
Compensation and benefits—intercompany	—	(5)	—	(1)	—	5	1	—
Other expense	177	2,343	—	718	1,007	13,254	(718)	16,781
Other expense—intercompany	445	506	—	143	169	(1,120)	(143)	—

Total operating expenses	$757	$10,598	$—	$1,764	$2,240	$23,905	$(1,764)	$37,500

Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	$5,939	$4,295	$—	$1,665	$2,408	$18,543	$(7,680)	$25,170
Income taxes (benefits)	(33)	1,642	—	608	808	5,421	(608)	7,838
Minority interest, net of tax	—	—	—	—	—	274	—	274
Equities in undistributed income of subsidiaries	11,881	—	—	—	—	—	(11,881)	—

Income from continuing operations	$17,853	$2,653	$—	$1,057	$1,600	$12,848	$(18,953)	$17,058
Income from discontinued operations, net of taxes	—	240	—	—	—	555	—	795

Net income	$17,853	$2,893	$—	$1,057	$1,600	$13,403	$(18,953)	$17,853

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2005
	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
	In millions of dollars
Assets
Cash and due from banks	$—	$8,266	$—	$296	$421	$19,686	$(296)	$28,373
Cash and due from banks—intercompany	300	5,341	1	63	77	(5,719)	(63)	—
Federal funds sold and resale agreements	—	204,371	—	—	—	13,093	—	217,464
Federal funds sold and resale agreements— intercompany	—	5,870	—	—	—	(5,870)	—	—
Trading account assets	—	207,682	—	1	44	88,094	(1)	295,820
Trading account assets—intercompany	—	2,350	—	—	17	(2,367)	—	—
Investments	8,215	—	—	2,801	3,548	168,834	(2,801)	180,597
Loans, net of unearned income	—	1,120	—	75,330	84,147	498,236	(75,330)	583,503
Loans, net of unearned income—intercompany	—	—	18,057	5,443	7,976	(26,033)	(5,443)	—
Allowance for loan losses	—	(66)	—	(1,434)	(1,589)	(8,127)	1,434	(9,782)

Total loans, net	$—	$1,054	$18,057	$79,339	$90,534	$464,076	$(79,339)	$573,721
Advances to subsidiaries	71,784	—	—	—	—	(71,784)	—	—
Investments in subsidiaries	132,214	—	—	—	—	—	(132,214)	—
Other assets	8,751	60,710	8	7,224	8,846	119,747	(7,224)	198,062
Other assets— intercompany	—	4,122	32,872	261	388	(37,382)	(261)	—

Total assets	$221,264	$499,766	$50,938	$89,985	$103,875	$750,408	$(222,199)	$1,494,037

Liabilities and stockholders' equity
Deposits	$—	$—	$—	$1,075	$1,075	$591,520	$(1,075)	$592,595
Federal funds purchased and securities loaned or sold	—	202,490	—	—	—	39,902	—	242,392
Federal funds purchased and securities loaned or sold—intercompany	—	2,132	—	—	—	(2,132)	—	—
Trading account liabilities	—	79,020	97	—	—	41,991	—	121,108
Trading account liabilities—intercompany	—	2,572	85	—	—	(2,657)	—	—
Short-term borrowings	—	10,391	33,440	1,520	3,103	19,996	(1,520)	66,930
Short-term borrowings—intercompany	—	29,181	11,209	7,626	10,461	(50,851)	(7,626)	—
Long-term debt	100,600	39,214	5,963	8,901	19,148	52,574	(8,901)	217,499
Long-term debt—intercompany	—	17,671	—	55,878	59,000	(76,671)	(55,878)	—
Advances from subsidiaries	—	—	—	—	—	—	—	—
Other liabilities	4,436	89,774	31	1,930	1,661	45,074	(1,930)	140,976
Other liabilities—intercompany	3,691	5,778	42	1,028	566	(10,077)	(1,028)	—
Stockholders' equity	112,537	21,543	71	12,027	8,861	101,739	(144,241)	112,537

Total liabilities and stockholders' equity	$221,264	$499,766	$50,938	$89,985	$103,875	$750,408	$(222,199)	$1,494,037

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2004(1)
	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
	In millions of dollars
Assets
Cash and due from banks	$—	$5,892	$—	$332	$458	$17,206	$(332)	$23,556
Cash and due from banks—intercompany	28	3,651	—	99	106	(3,785)	(99)	—
Federal funds sold and resale agreements	—	189,023	—	—	—	11,716	—	200,739
Federal funds sold and resale agreements—intercompany	—	3,636	—	—	20	(3,656)	—	—
Trading account assets	—	178,987	—	—	44	101,136	—	280,167
Trading account assets—intercompany	—	2,312	—	—	—	(2,312)	—	—
Investments	9,096	—	—	2,929	3,636	200,511	(2,929)	213,243
Loans, net of unearned income	—	10	—	70,632	80,757	468,062	(70,632)	548,829
Loans, net of unearned income—intercompany	—	—	—	4,174	4,786	(4,786)	(4,174)	—
Allowance for loan losses	—	—	—	(1,188)	(1,373)	(9,896)	1,188	(11,269)

Total loans, net	$—	$10	$—	$73,618	$84,170	$453,380	$(73,618)	$537,560
Advances to subsidiaries	63,820	—	—	—	—	(63,820)	—	—
Investments in subsidiaries	124,060	—	—	—	—	—	(124,060)	—
Other assets	4,766	54,561	—	5,463	8,437	161,072	(5,463)	228,836
Other assets—intercompany	—	2,530	—	245	300	(2,830)	(245)	—

Total assets	$201,770	$440,602	$—	$82,686	$97,171	$868,618	$(206,746)	$1,484,101

Liabilities and stockholders' equity
Deposits	$—	$1	$—	$1,094	$1,343	$560,737	$(1,094)	$562,081
Federal funds purchased and securities loaned or sold	—	175,208	—	42	42	34,305	(42)	209,555
Federal funds purchased and securities loaned or sold—intercompany	—	2,248	—	2	2	(2,250)	(2)	—
Trading account liabilities	—	82,143	—	—	—	53,344	—	135,487
Trading account liabilities—intercompany	—	2,385	—	6	6	(2,391)	(6)	—
Short-term borrowings	—	25,799	—	28	1,312	29,656	(28)	56,767
Short-term borrowings—intercompany	—	171	—	10,619	2,627	(2,798)	(10,619)	—
Long-term debt	87,913	45,237	—	7,094	19,182	55,578	(7,094)	207,910
Long-term debt—intercompany	—	14,070	—	50,168	62,919	(76,989)	(50,168)	—
Advances from subsidiaries	—	—	—	—	—	—	—	—
Other liabilities	1,557	67,080	—	2,006	1,875	132,498	(2,006)	203,010
Other liabilities—intercompany	3,009	9,103	—	868	375	(12,487)	(868)	—
Stockholders' equity	109,291	17,157	—	10,759	7,488	99,415	(134,819)	109,291

Total liabilities and stockholders' equity	$201,770	$440,602	$—	$82,686	$97,171	$868,618	$(206,746)	$1,484,101

(1)
Reclassified to conform to the current period's presentation.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2005
	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
	In millions of dollars
Net cash provided by (used in) operating activities of continuing operations	$26,493	$(10,669)	$(98)	$2,652	$3,039	$13,080	$(2,652)	$31,845
Cash flows from investing activities

Change in loans	$—	$(59)	$—	$(7,191)	$(6,877)	$(61,164)	$7,191	$(68,100)
Proceeds from sales of loans	—	—	—	—	—	22,435	—	22,435
Purchases of investments	(9,790)	—	—	(8,515)	(10,169)	(183,064)	8,515	(203,023)
Proceeds from sales of investments	7,140	—	—	7,201	7,679	67,784	(7,201)	82,603
Proceeds from maturities of investments	3,200	—	—	1,368	2,516	91,797	(1,368)	97,513
Changes in investments and advances—intercompany	(14,438)	—	(50,721)	(1,549)	(3,191)	68,350	1,549	—
Business acquisitions	—	(138)	—	—	—	(464)	—	(602)
Other investing activities	—	1,969	—	3	1,105	7,675	(3)	10,749

Net cash (used in) provided by investing activities	$(13,888)	$1,772	$(50,721)	$(8,683)	$(8,937)	$13,349	$8,683	$(58,425)

Cash flows from financing activities
Dividends paid	$(9,188)	$—	$—	$—	$—	$—	$—	$(9,188)
Dividends paid-intercompany	—	(1,6460	—	—	—	1,646	—	—
Issuance of common stock	1,400	—	—	—	—	—	—	1,400
Treasury stock acquired	(12,794)	—	—	—	—	—	—	(12,794)
Proceeds from issuance of long-term debt—third-party, net	7,355	(3,581)	6,097	1,830	(33)	6,650	(1,830)	16,488
Proceeds from issuance of long-term debt-intercompany, net	—	4,585	—	4,547	(3,918)	(667)	(4,547)	—
Change in deposits	—	—	—	(19)	—	27,912	19	27,912
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	—	(15,407)	33,440	1,426	1,764	(9,634)	(1,426)	10,163
Net change in short-term borrowings and other advances — intercompany	1,590	29,010	11,208	(1,830)	8,016	(49,824)	1,830	—
Capital contributions from parent	—	—	75	—	—	(75)	—	—
Other financing activities	(696)	—	—	5	3	(5)	(5)	(698)

Net cash (used in) provided by financing activities	$(12,333)	$12,961	$50,820	$5,959	$5,832	$(23,997)	$(5,959)	$33,283

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$(1,840)	$—	$(1,840)

Net cash used in discontinued operations	$—	$—	$—	$—	$—	$(46)	$—	$(46)

Net increase (decrease) in cash and due from banks	$272	$4,064	$1	$(72)	$(66)	$546	$72	$4,817
Cash and due from banks at beginning of period	28	9,543	—	431	564	13,421	(431)	23,556

Cash and due from banks at end of period from continuing operations	$300	$13,607	$1	$359	$498	$13,967	$(359)	$28,373

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(544)	$977	—	$763	$453	$7,735	$(763)	$8,621
Interest	4,095	12,889	608	1,157	550	13,939	(1,157)	32,081
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$1,044	$1,120	$148	$(1,044)	$1,268

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2004
	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
	In millions of dollars
Net cash provided by (used in) operating activities of continuing operations	$6,075	$(18,062)	$—	$3,193	$3,154	$6,557	$(3,193)	$(2,276)

Cash flows from investing activities
Change in loans	$—	$(233)	$—	$(9,947)	$(13,276)	$(54,942)	$9,947	$(68,451)
Proceeds from sales of loans	—	—	—	—	—	15,121	—	15,121
Purchases of investments	(17,092)	—	—	(422)	(4,432)	(174,379)	422	(195,903)
Proceeds from sales of investments	10,161	—	—	563	3,086	99,223	(563)	112,470
Proceeds from maturities of investments	5,830	—	—	135	1,694	55,794	(135)	63,318
Changes in investments and advances—intercompany	(13,687)	—	—	(51)	(673)	14,360	51	—
Business acquisitions	—	(590)	—	(1,250)	—	(3,087)	1,250	(3,677)
Other investing activities	—	(420)	—	(69)	188	(1,877)	69	(2,109)

Net cash used in investing activities	$(14,788)	$(1,243)	$—	$(11,041)	$(13,413)	$(49,787)	$11,041	$(79,231)

Cash flows from financing activities
Dividends paid	$(8,375)	$—	$—	$—	$—	$—	$—	$(8,375)
Dividends paid—intercompany	—	(1,292)	—	—	—	1,292	—	—
Issuance of common stock	912	—	—	—	—	—	—	912
Treasury stock acquired	(779)	—	—	—	—	—	—	(779)
Proceeds from issuance of long-term debt—third-party, net	16,616	8,373	—	1,742	1,522	(433)	(1,742)	26,078
Proceeds from issuance of long-term debt-intercompany, net	—	5,948	—	5,887	7,208	(13,156)	(5,887)	—
Change in deposits	—	—	—	84	—	65,818	(84)	65,818
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(381)	3,357	—	(46)	(370)	(6,969)	46	(4,363)
Net change in short-term borrowings and other advances—intercompany	1,219	(31)	—	145	1,808	(2,996)	(145)	—
Capital contributions from parent	—	4,100	—	—	—	(4,100)	—	—
Other financing activities	(511)	—	—	9	—	4,531	(9)	4,020

Net cash provided by financing activities	$8,701	$20,455	$—	$7,821	$10,168	$43,987	$(7,821)	$83,311

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$731	$—	$731

Net cash used in discontinued operations	$—	$—	$—	$—	$—	$(128)	$—	$(128)

Net (decrease) increase in cash and due from banks	$(12)	$1,150	$—	$(27)	$(91)	$1,360	$27	$2,407
Cash and due from banks at beginning of period	40	8,393	—	458	655	12,061	(458)	21,149

Cash and due from banks at end of period from continuing operations	$28	$9,543	$—	$431	$564	$13,421	$(431)	$23,556

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(403)	$1,695	—	$715	$87	$5,429	$(715)	$6,808
Interest	2,876	5,600	—	1,971	478	9,590	(1 ,971)	18,544
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$1,166	$1,166	$(120)	$(1,166)	$1,046

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2003
	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
	(In millions of dollars)
Net cash provided by (used in) operating activities of continuing operations	$6,760	$(4,850)	$—	$4,043	$2,136	$(18,908)	$(4,043)	$(14,862)
Cash flows from investing activities
Change in loans	$—	$(766)	$—	$(4,373)	$(4,059)	$(25,187)	$4,373	$(30,012)
Proceeds from sales of loans	—	—	—	—	—	18,553	—	18,553
Purchases of investments	(21,353)	—	—	(3,464)	(2,951)	(183,736)	3,464	(208,040)
Proceeds from sales of investments	17,502	—	—	2,770	2,718	107,057	(2,770)	127,277
Proceeds from maturities of investments	3,669	—	—	84	236	67,825	(84)	71,730
Changes in investments and advances—intercompany	(19,532)	—	—	(901)	408	19,124	901	—
Business acquisitions	200	—	—	—	—	(21,656)	—	(21,456)
Other investing activities	—	(740)	—	—	1,420	(5,039)	—	(4,359)

Net cash used in investing activities	$(19,514)	$(1,506)	$—	$(5,884)	$(2,228)	$(23,059)	$5,884	$(46,307)

Cash flows from financing activities
Dividends paid	$(5,773)	$—	$—	$—	$—	$—	$—	$(5,773)
Dividends paid—intercompany	—	(1,056)	—	—	—	1,056	—	—
Issuance of common stock	686	—	—	—	—	—	—	686
Treasury stock acquired	(2,416)	—	—	—	—	—	—	(2,416)
Proceeds from issuance of long-term debt—third-party, net	20,294	5,184	—	(13,825)	(4,965)	741	13,825	21,254
Proceeds from issuance of long-term debt—intercompany, net	—	5,122	—	8,303	4,473	(9,595)	(8,303)	—
Change in deposits	—	—	—	5	—	42,136	(5)	42,136
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	14	348	—	95	176	6,109	(95)	6,647
Net change in short-term borrowings and other advances—intercompany	662	(256)	—	6,602	214	(620)	(6,602)	—
Capital contributions from parent	—	500	—	586	—	(500)	(586)	—
Other financing activities	(774)	(426)	—	3	—	3,071	(3)	1,871

Net cash provided by (used in) financing activities	$12,693	$9,416	$—	$1,769	$(102)	$42,398	$(1,769)	$64,405

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$579	$—	$579

Net cash used in discontinued operations	$—	$—	$—	$—	$—	$8	$—	$48

Net (decrease) increase in cash and due from banks	$(61)	$3,060	$—	$(72)	$(194)	$1,018	$72	$3,823
Cash and due from banks at beginning of period	101	5,333	—	530	849	11,043	(530)	17,326

Cash and due from banks at end of period from continuing operations	$40	$8,393	$—	$458	$655	$12,061	$(458)	$21,149

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(691)	$1,518	$—	$507	$—	$5,286	$(507)	$6,113
Interest	1,588	5,100	—	2,476	2,616	6,428	(2,476)	15,732
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$1,154	$844	$233	$(1,154)	$1,077

28.    Citibank, N.A. Stockholder's Equity

  Statement of Changes in Stockholder's Equity

	Year Ended December 31
	2005	2004(1)	2003(1)
	In millions of dollars
Preferred stock ($100 par value)
Balance, beginning of year	$1,950	$1,950	$1,950
Redemption or retirement of preferred stock	(1,950)	—	—

Balance, end of year	$—	$1,950	$1,950
Common stock ($20 par value)
Balance, beginning of year—Shares: 37,534,553 in 2005, 2004 and 2003	$751	$751	$751

Balance, end of year—Shares: 37,534,553 in 2005, 2004 and 2003	$751	$751	$751

Surplus
Balance, beginning of year	$25,972	$24,831	$21,606
Capital contribution from parent company	1,000	754	2,407
Employee benefit plans	155	336	220
Other(2)	117	51	598

Balance, end of year	$27,244	$25,972	$24,831

Retained earnings
Balance, beginning of year	$25,935	$19,515	$17,523
Net income	8,830	9,413	7,919
Dividends paid	(4,114)	(2,993)	(6,812)
Other(2)	—	—	885

Balance, end of year	$30,651	$25,935	$19,515

Accumulated other changes in equity from nonowner sources
Balance, beginning of year	$(467)	$(1,094)	$(521)
Net change in unrealized gains (losses) on investment securities, available-for-sale, net of tax	(558)	147	(207)
Net change in foreign currency translation adjustment, net of tax	(1,501)	1,148	61
Net change for cash flow hedges, net of tax	258	(668)	(427)
Minimum pension liability adjustment, net of tax	(114)	—	—

Balance, end of year	$(2,382)	$(467)	$(1,094)

Total stockholder's equity
Balance, beginning of year	$54,141	$45,953	$41,309
Changes during the year, net	2,123	8,188	4,644

Balance, end of year	$56,264	$54,141	$45,953
Summary of changes in equity from nonowner sources
Net income	$8,830	$9,413	$7,919
Other changes in equity from nonowner sources, net of tax	(1,915)	627	(573)

Total changes in equity from nonowner sources	$6,915	$10,040	$7,346

(1)
Reclassified to conform to the current period's presentation.

(2)
Primarily represents the surplus and retained earnings of Citibank New York State, which was merged with Citibank, N.A. in 2003.

29.   Selected Quarterly Financial Data (Unaudited)

	2005				2004(1)
	Fourth	Third	Second	First	Fourth	Third	Second	First
	In millions of dollars, except per share amounts
Revenues, net of interest expense	$20,779	$21,498	$20,169	$21,196	$20,110	$18,738	$20,855	$19,932
Operating expenses	11,374	11,413	10,972	11,404	11,255	10,179	18,172	10,176
Provisions for credit losses and for benefits and claims	2,144	2,840	2,032	2,030	1,614	1,235	1,811	2,457

Income from continuing operations before income taxes, minority interest, and cumulative effect of accounting change	$7,261	$7,245	$7,165	$7,762	$7,241	$7,324	$872	$7,299
Income taxes	2,251	2,164	2,179	2,484	2,047	2,229	(83)	2,271
Minority interest, net of taxes	38	93	255	163	46	69	39	64

Income from continuing operations before cumulative effect of accounting change	$4,972	$4,988	$4,731	$5,115	$5,148	$5,026	$916	$4,964
Income from discontinued operations, net of taxes	2,009	2,155	342	326	173	282	228	309
Cumulative effect of accounting change, net of taxes(2)	(49)	—	—	—	—	—	—	—

Net income	$6,932	$7,143	$5,073	$5,441	$5,321	$5,308	$1,144	$5,273

Earnings per share(3)
Basic earnings per share
Income from continuing operations	$1.00	$0.98	$0.92	$0.99	$1.00	$0.98	$0.18	$0.97
Net income	1.39	1.41	0.99	1.06	1.04	1.03	0.22	1.03
Diluted earnings per share
Income from continuing operations	$0.98	$0.97	$0.91	$0.98	$0.98	$0.96	$0.17	$0.95
Net income	1.37	1.38	0.97	1.04	1.02	1.02	0.22	1.01

Common stock price per share
High	$49.64	$46.51	$47.84	$49.78	$48.75	$47.24	$52.29	$51.94
Low	44.31	43.05	44.59	44.35	42.56	43.19	44.86	48.11
Close	48.53	45.52	46.23	44.94	48.18	44.12	46.50	51.70
Dividends per share of common stock	$0.44	$0.44	$0.44	$0.44	$0.40	$0.40	$0.40	$0.40

(1)
Reclassified to conform to the current period's presentation.

(2)
Accounting change in the 2005 fourth quarter represents the adoption of FIN 47.

(3)
Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.

FINANCIAL DATA SUPPLEMENT (Unaudited)

RATIOS

	2005	2004	2003
Net income to average assets	1.66%	1.21%	1.51%
Return on common stockholders' equity(1)	22.3	17.0	19.8
Return on total stockholders' equity(2)	22.1	16.8	19.5
Total average equity to average assets	7.48	7.21	7.70
Dividends declared per common share as a percentage of income per diluted common share	37.1	49.1	32.2

(1)
Based on net income less total preferred stock dividends as a percentage of average common stockholders' equity.
(2)
Based on net income less preferred stock dividends as a percentage of average total stockholders' equity.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S.(1)

	2005		2004		2003
In millions of dollars at year end	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Banks	$29,794	5.21%	$32,067	2.99%	$28,495	2.84%
Other demand deposits	140,105	1.65	121,588	1.11	85,556	1.54
Other time and savings deposits(2)	203,041	2.92	179,916	2.43	159,448	2.11

Total	$372,940	2.62%	$333,571	2.00%	$273,499	2.01%

(1)
Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries. See Note 22 to the Consolidated Financial Statements on page 152.
(2)
Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS ($100,000 OR MORE) IN U.S. OFFICES

In millions of dollars at year end 2005	Under 3 Months	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
Certificates of deposit	$19,848	$1,843	$2,572	$4,112
Other time deposits	993	67	35	9

SHORT-TERM AND OTHER BORROWINGS(1)

	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase(2)
				Commercial Paper			Other Funds Borrowed(2)
In millions of dollars
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Amounts outstanding at year end	$242,392	$209,555	$181,156	$34,159	$25,638	$32,719	$32,771	$31,129	$25,910
Average outstanding during the year(3)	245,595	212,132	178,537	26,106	32,799	30,866	31,725	28,051	21,502
Maximum month-end outstanding	279,021	240,169	198,339	34,751	39,469	32,932	33,907	34,719	30,435
Weighted-average interest rate
During the year(3)(4)	4.71%	2.77%	2.72%	3.11%	1.28%	1.14%	6.92%	4.83%	2.59%
At year-end(5)	3.77%	2.37	3.11	4.30	2.26	1.15	3.85%	2.54	2.00%

(1)
Original maturities of less than one year.
(2)
Rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(3)
Excludes discontinued operations.
(4)
Interest rates include the effects of risk management activities. See Notes 15 and 22 to the Consolidated Financial Statements on pages 136 and 152, respectively.
(5)
Based on contractual rates at year end.

LEGAL AND REGULATORY REQUIREMENTS

Bank holding company/Financial holding company

        Citigroup's ownership of Citibank, N.A. (Citibank) and other banks makes Citigroup a "bank holding company" under U.S. law. Bank holding companies are generally limited to the business of banking, managing or controlling banks, and other closely-related activities. Because Citigroup's subsidiary banks are "well capitalized" and "well managed" under U.S. banking regulations, and have satisfactory ratings under the U.S. Community Reinvestment Act, Citigroup has qualified as a "financial holding company," which permits the Company to engage in a broader range of financial activities in the U.S. and abroad. These activities include underwriting and dealing in securities, insurance underwriting and brokerage, and making temporary investments in non-financial companies, as long as the Company does not manage the non-financial company's day-to-day activities, and the non-financial company does not cross-market with the Company's banking subsidiaries.

        If Citigroup ceases to qualify as a financial holding company, it could be barred from new financial activities or acquisitions, and have to discontinue the broader range of activities permitted to financial holding companies.

Regulators

        As a bank holding company, Citigroup is regulated and supervised by the FRB. Nationally chartered subsidiary banks, such as Citibank, are regulated and supervised by the Office of the Comptroller of the Currency (occ); federal savings associations by the Office of Thrift Supervision; and state-chartered depository institutions by state banking departments and the Federal Deposit Insurance Corporation (FDIC). The FDIC has back-up enforcement authority for banking subsidiaries whose deposits it insures. Overseas branches of Citibank are regulated and supervised by the FRB and OCC and overseas subsidiary banks by the FRB. Such overseas branches and subsidiary banks are also regulated and supervised by regulatory authorities in the host countries.

Internal growth and acquisitions

        Financial holding companies generally can engage, directly or indirectly in the U.S. and abroad, in financial activities, either de novo or by acquisition, by providing after-the-fact notice to the FRB. However, the Company must obtain the prior approval of the FRB before acquiring more than five percent of any class of voting stock of a U.S. depository institution or bank holding company.

        Subject to certain restrictions and the prior approval of the appropriate federal banking regulatory agency, the Company can acquire U.S. depository institutions, including out-of-state banks. In addition, intrastate bank mergers are permitted and banks in states that do not prohibit out-of-state mergers may merge. A national or state bank can establish a new branch in another state if permitted by the other state, and a federal savings association can generally open new branches in any state.

        The FRB must approve certain additional capital contributions to an existing non-U.S. investment and certain acquisitions by the Company of an interest in a non-U.S. company, including in a foreign bank, as well as the establishment by Citibank of foreign branches.

Dividends

        The Company's bank holding companies and banking subsidiaries are limited in their ability to pay dividends. (See Note 17 to the consolidated financial statements on page 140.) In addition to specific limitations on the dividends that subsidiary banks can pay to their holding companies, federal regulators could prohibit a dividend that would be an unsafe or unsound banking practice.

        It is FRB policy that bank holding companies pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. Moreover, bank holding companies should not maintain dividend levels that undermine the company's ability to be a source of strength to its banking subsidiaries.

Transactions with nonbank subsidiaries

        A banking subsidiary's transactions with a holding company or nonbank subsidiary generally are limited to 10% of the banking subsidiary's capital stock and surplus, with an aggregate limit of 20% of the banking subsidiary's capital stock and surplus for all such transactions. Such transactions must be on arm's-length terms, and certain credit transactions must be fully secured by approved forms of collateral.

Liquidation

        The Company's right to participate in the distribution of assets of a subsidiary upon the subsidiary's liquidation will be subordinate to the claims of the subsidiary's creditors. If the subsidiary is an insured depository institution, the Company's claim as a stockholder or creditor will be subordinated to the claims of depositors and other general or subordinated creditors.

        In the liquidation of a U.S. insured depository institution, deposits in U.S. offices and certain claims for administrative expenses and employee compensation will have priority over other general unsecured claims, including deposits in offices outside the U.S., non-deposit claims in all offices, and claims of a parent such as the Company. The FDIC, which succeeds to the position of insured depositors, would be a priority creditor.

        An FDIC-insured financial institution that is affiliated with a failed FDIC-insured institution may have to indemnify the FDIC for losses resulting from the insolvency of the failed institution, even if this causes the indemnifying institution also to become insolvent. Obligations of a subsidiary depository institution to a parent company are subordinate to the subsidiary's indemnity liability and the claims of its depositors.

Other bank and bank holding company regulation

        The Company and its banking subsidiaries are subject to other regulatory limitations, including requirements for banks to maintain reserves against deposits; requirements as to risk-based capital and leverage (see Capital Resources and Liquidity on page 83, and Note 17 to the Consolidated Financial Statements on page 140); restrictions on the types and amounts of loans that may be made and the interest that may be charged; and limitations on investments that can be made and services that can be offered.

        The FRB may also expect the Company to commit resources to its subsidiary banks in certain circumstances. However, the FRB may not compel a bank holding company to remove capital from its regulated securities and insurance subsidiaries for this purpose.

        A U.S. bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country.

Privacy and data security

        Under U.S. federal law, the Company must disclose its privacy policy to consumers, permit consumers to "opt out" of having non-public customer information disclosed to third parties, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections.

        The Company is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure its proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Non-U.S. regulation

        A substantial portion of the Company's revenues is derived from its operations outside the U.S., which are subject to the local laws and regulations of the host country. Those requirements affect how the local activities are organized and the manner in which they are conducted. The Company's foreign activities are thus subject to both U.S. and foreign legal and regulatory requirements and supervision, including U.S. laws prohibiting companies from doing business in certain countries.

Securities Regulation

        Certain of Citigroup's subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements of the regulatory and exchange authorities of the jurisdictions in which they operate.

        Subsidiaries' registrations include as broker-dealer and as investment adviser with the SEC and as futures commission merchant and commodity pool operator with the Commodity Futures Trading Commission (CFTC). Subsidiaries' memberships include the New York Stock Exchange, Inc. (NYSE) and other principal United States securities exchanges, as well as the National Association of Securities Dealers, Inc. (NASD) and the National Futures Association (NFA).

        Citigroup's primary U.S. broker-dealer subsidiary, Citigroup Global Markets Inc. (CGMI), is registered as a broker-dealer in all 50 states, the District of Columbia, Puerto Rico, Taiwan and Guam. CGMI is also a primary dealer in U.S. Treasury securities and a member of the principal United States futures exchanges. CGMI is subject to extensive regulation, including minimum capital requirements, which are issued and enforced by, among others, the SEC, the CFTC, the NFA, the NASD, the NYSE, various other self-regulatory organizations of which CGMI is a member and the securities administrators of the 50 states, the District of Columbia, Puerto Rico and Guam. The SEC and the CFTC also require certain registered broker-dealers (including CGMI) to maintain records concerning certain financial and securities activities of affiliated companies that may be material to the broker-dealer, and to file certain financial and other information regarding such affiliated companies.

        Citigroup's securities operations abroad are conducted through various subsidiaries and affiliates, principally Citigroup Global Markets Limited in London and Nikko Citigroup Limited (a joint venture between CGMHI and Nikko Cordial) in Tokyo. Its securities activities in the United Kingdom, which include investment banking, trading, and brokerage services, are subject to the Financial Services and Markets Act of 2000, which regulates organizations that conduct investment businesses and to the rules of the Financial Services Authority (including capital and liquidity requirements) in the United Kingdom (in the United Kingdom) including capital and liquidity requirements and to the rules of the Financial Services Authority, Nikko Citigroup Limited is a registered foreign securities company in Japan and, as such, its activities in Japan are subject to Japanese law applicable to non-Japanese securities firms and are regulated principally by the Financial Services Agency. These and other subsidiaries of Citigroup are also members of various securities and commodities exchanges and are subject to the rules and regulations of those exchanges. Citigroup's other offices abroad are also subject to the jurisdiction of foreign financial services regulatory authorities.

        CGMI is a member of the Securities Investor Protection Corporation (SIPC), which, in the event of the liquidation of a broker-dealer, provides protection for customers' securities accounts held by the firm of up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances. To supplement the SIPC coverage, CGMI has purchased for the benefit of its customers additional protection, subject to an aggregate loss limit of $600 million and a per client cash loss limit of up to $1.9 million.

Capital Requirements

        As a registered broker-dealer, CGMI is subject to the SEC's Net Capital Rule. CGMI computes net capital under the alternative method of the Net Capital Rule, which requires the maintenance of minimum net capital equal to 2% of aggregate debit items (as defined). A member of the NYSE may be required to reduce its business if its net capital is less than 4% of aggregate debit balances (as defined) and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. Furthermore, the Net Capital Rule does not permit withdrawal of equity or subordinated capital if the resulting net capital would be less than 5% of such aggregate debit balances.

        The Net Capital Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Under the Net Capital Rule, equity capital cannot be withdrawn from a broker-dealer without the prior approval of that broker-dealer's designated examining authority (in the case of CGMI, the NYSE) in certain circumstances, including when net capital after the withdrawal would be less than (i) 120% of the minimum net capital required by the Net Capital Rule, or (ii) 25% of the broker-dealer's securities position "haircuts." "Haircuts" is the term used for deductions from capital of certain specified percentages of the market value of securities to reflect the possibility of a market decline prior to disposition. In addition, the Net Capital Rule requires broker-dealers to notify the SEC and the appropriate self-regulatory organization two business days before any withdrawals of excess net capital if the withdrawals (in the aggregate over any 30-day period) would exceed the greater of $500,000 or 30% of the broker-dealer's excess net capital, and two business days after any withdrawals (in the aggregate over any 30-day period) that exceeds the greater of $500,000 or 20% of excess net capital. The Net Capital Rule also authorizes the SEC to order a freeze (for up to 20 business days) on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital (when aggregated with all other withdrawals during the previous 30 days) and the SEC believes that such a withdrawal may be detrimental to the financial integrity of the broker-dealer or may jeopardize the broker-dealer's ability to pay its customers.

GENERAL BUSINESS FACTORS

        In the Company's judgment, no material part of the Company's business depends upon a single customer or group of customers, the loss of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company's consolidated revenues.

PROPERTIES

        Citigroup's and Citibank's principal executive offices are located at 399 Park Avenue in New York City. Citigroup and certain of its subsidiaries are the largest tenant of this building. The Company also has office space in Citigroup Center (153 E. 53rd St. in New York City) under a long-term lease. Citibank owns a building in Long Island City, New York, and has a long-term lease on a building at 111 Wall Street in New York City, which are totally occupied by the Company and certain of its subsidiaries.

        CGMHI owns its principal offices in a building at 388 Greenwich Street in New York City, and also owns the neighboring building at 390 Greenwich Street, both of which it fully occupies.

        Associates has its principal offices in Irving, Texas, in facilities that are part owned and part leased by it. Associates has office and branch sites for its business units throughout the United States, Canada, Asia (Japan, Taiwan, Philippines and Hong Kong), Europe and Latin America. The majority of these sites are leased; none is material to Associates' operations.

        Banamex has its principal offices in Mexico City in facilities that are part owned and part leased by it. Banamex has office and branch sites throughout Mexico, most of which it owns.

        The Company owns other offices and certain warehouse space, none of which is material to the Company's financial condition or operations.

        The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 25 to the Consolidated Financial Statements on page 154.

Legal Proceedings

Enron Corp.

        In April 2002, Citigroup was named as a defendant along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In May 2003, plaintiffs filed an amended consolidated class action complaint. Citigroup filed a motion to dismiss in June 2003, which motion was denied in April 2004. Citigroup answered the operative complaint in May 2004. Plaintiffs filed a motion for class certification in May 2003, which motion remains pending. On June 10, 2005, Citigroup and certain of its subsidiaries agreed to a settlement of this action. Under the terms of the settlement, Citigroup will make a pretax payment of $2.01 billion to the settlement class, which consists of all purchasers of all publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The amount to be paid in settlement of this action, which was preliminarily approved by the court on February 22, 2006, is covered by existing litigation reserves.

        Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) actions (including putative class actions) brought by individual and institutional investors in connection with the purchase and/or holding of Enron and Enron-related equity and debt securities, alleging violations of various state and federal securities laws, state unfair competition statutes, common law fraud, misrepresentation, negligence, unjust enrichment, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, conspiracy and other violations of state law; (ii) actions by banks that participated in Enron revolving credit facilities and/or purchasers of Enron bank debt in the secondary market, alleging fraud, negligence, gross negligence, breach of fiduciary duty, breach of implied duties, aiding and abetting and civil conspiracy in connection with defendants' administration of a credit facility with Enron; (iii) a putative class action brought by clients of CGMI in connection with research reports concerning Enron, alleging breach of contract; this action was voluntary dismissed with prejudice on December 14, 2005; (iv) an action brought by an investment company, alleging that Citigroup and others aided Enron in fraudulently inducing it to enter into a commodity sales contract; (v) five adversary proceedings filed by Enron in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, certain of its affiliates and other entities, and to disallow or to subordinate claims that Citigroup and other entities have filed against Enron; in one such proceeding, Enron also alleges various common law claims, including a claim for aiding and abetting a breach of fiduciary duty; (vi) third-party claims asserted by Arthur Andersen and former Enron officers and directors, alleging violation of state securities and other laws and a right to contribution from Citigroup, in connection with claims under state securities and common law brought against them; (vii) a purported class action brought on behalf of Connecticut municipalities, alleging violation of state statutes, conspiracy to commit fraud, aiding and abetting a breach of fiduciary duty and unjust enrichment; (viii) actions brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (ix) an action brought by the indenture trustee for the Yosemite and ECLN Trusts and the Yosemite Securities Co., alleging fifteen causes of action sounding in tort and contract and relating to the initial notes offerings and the post-bankruptcy settlement of the notes; (x) actions brought by utilities concerns, alleging that Citigroup and others aided Enron in fraudulently overcharging for electricity; (xi) adversary proceedings filed by Enron in its chapter 11 bankruptcy proceedings against entities that purchased Enron bankruptcy claims from Citigroup, seeking to disallow or to subordinate those claims; and (xii) actions by a bank that entered into credit derivative swap transactions with Citibank, alleging breach of contract, fraud, fraudulent concealment, aiding and abetting and civil conspiracy. Several of these cases have been consolidated or coordinated with the NEWBY action and are stayed, except for certain discovery, pending the Court's decision on the pending motion for class certification in NEWBY. Fact discovery closed on November 30, 2005, with certain limited exceptions.

        Certain of these cases have been settled and dismissed. In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with the NEWBY action. The four cases are OCM OPPORTUNITIES FUND III, L.P., et al. v. CITIGROUP INC., et al.; PACIFIC INVESTMENT MANAGEMENT CO. LLC, et al. v. CITIGROUP INC., et al.; AUSA LIFE INSURANCE v. CITIGROUP INC., et al. and PRINCIPAL GLOBAL INVESTORS v. CITIGROUP INC., et al. On June 3, 2005, Citigroup, along with other financial institution defendants, reached an agreement in principle to settle a state-court action, RETIREMENT SYSTEMS OF ALABAMA v. MERRILL LYNCH, et al., brought by an Alabama public corporation comprising various state employee pension funds that had purchased Enron securities from (among others) CGMI. The court approved the settlement on July 5, 2005. On October 18, 2005, Citigroup, along with one other financial institution defendant, reached an agreement in principle to settle a state court action, CITY OF MONTGOMERY, ALABAMA EMPLOYEES RETIREMENT SYSTEM v. LAY, et al.

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

        On May 10, 2004, Citigroup announced that it had agreed to settle all claims against it in the consolidated class action. Under the terms of the settlement, Citigroup will make a payment of $2.57 billion ($1.59 billion after-tax) to the settlement class. On November 10, 2004, the United States District Court for the Southern District of New York entered an order granting final approval of the settlement. The amount to be paid in settlement of this action is covered by existing litigation reserves.

        Approximately sixty-five WorldCom individual actions remain pending in various federal and state courts. Pursuant to an order entered on May 28, 2003, the District Court presently has before it approximately two-thirds of these individual actions that have been consolidated with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGMI's research reports concerning WorldCom and/or CGMI's role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remand their cases to state court. The District Court denied these motions and its rulings were upheld on appeal. Citigroup has settled approximately thirty-five of the WorldCom individual actions. Those settlements include a global settlement by Citigroup, along with other financial institutions and other defendants, dated October 27, 2005, of thirty-two individual actions brought on behalf of seventy institutional plaintiffs that opted out of the WorldCom class action settlement, all of which actions were brought by one law firm.

        A number of other individual actions asserting claims against CGMI in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action. In one such arbitration, STURM, et al. v. CITIGROUP, et al., claimants sought $901million in compensatory damages, in addition to unspecified punitive damages. Following a NASD arbitration hearing, the arbitration panel denied claimants' claims in their entirety in November 2005. In February 2006, claimants filed a motion to vacate the award in Colorado federal district court.

Global Crossing

        On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (IN RE GLOBAL CROSSING, LTD. SECURITIES LITIGATION) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which named as defendants, among others, Citigroup, CGMI and certain executive officers and current and former employees, asserting claims under the federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with CGMI's research reports about Global Crossing and Asia Global Crossing and for CGMI's roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup-Related Defendants moved to dismiss all of the claims against them on July 2, 2004. The plaintiffs and the Citigroup-Related Defendants entered into a settlement agreement that was preliminarily approved by the Court on March 8, 2005, and was finally approved on June 30, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

        In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-Related Defendants moved to dismiss the latter action on May 28, 2004, which motion remains pending. In addition, actions asserting claims against Citigroup and certain of its affiliates relating to CGMI Global Crossing research reports are pending in numerous arbitrations around the country.

Research

        Since May 2002, Citigroup, CGMI and certain executive officers and current and former employees have been named as defendants in numerous putative class action complaints and arbitration demands by purchasers of various securities, alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including AT&T Corp. ("AT&T"), Winstar Communications, Inc. ("Winstar"), Level 3 Communications, Inc. ("Level 3"), Metromedia Fiber Network, Inc. ("MFN"), XO Communications, Inc. ("XO"), Williams Communications Group Inc. ("Williams"), and Focal Communications, Inc. Almost all of these putative class actions are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup-Related Defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 5,

2005, the Court dismissed the Winstar action in its entirety with prejudice. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the MFN action. The plaintiffs in the MFN action have moved for class certification; that motion was fully briefed on August 29, 2005 and is pending before the District Court.

        Citigroup has signed memoranda of agreement settling four putative class actions alleging research analyst conflicts of interest: IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION, IN RE SALOMON ANALYST WILLIAMS LITIGATION, and IN RE SALOMON ANALYST AT&T LITIGATION. In addition, Citigroup has reached a settlement in principle of LOS ANGELES CITY EMPLOYEES RETIREMENT ASSOCIATION v. CITIGROUP, the putative class action brought by shareholders of Focal Communications, Inc. Each of these five settlements is subject to court approval; the amounts to be paid in settlement of each are covered by existing litigation reserves.

        In addition to the putative research class actions, several individual actions have been filed against Citigroup and CGMI relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with CGMI's publication of research about Qwest and its underwriting of Qwest securities. On January 17, 2005, Citigroup settled two such actions (NEW YORK CITY EMPLOYEES RETIREMENT SYSTEM, et al. v. CITIGROUP, et al. and STICHTING PENSIOENFONDS ABP, et al. v. CITIGROUP, et al.). The amounts to be paid in settlement of these two actions are covered by existing litigation reserves.

        On September 22, 2005, Citigroup agreed to settle NORMAN v. SALOMON SMITH BARNEY, a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The District Court preliminarily approved the settlement on January 20, 2006. The amount to be paid in settlement is covered by existing litigation reserves. In August 2004, the United States District Court remanded DISHER v. CITIGROUP GLOBAL MARKETS INC. to Illinois state court. This is a putative class action asserting common law claims on behalf of Smith Barney customers in connection with published investment research. On August 17, 2005, the United States Court of Appeals for the Seventh Circuit reversed the District Court and held that the action was preempted and thus must be dismissed. On December 16, 2005, plaintiffs filed a petition for a writ of certiorari in the United States Supreme Court, which remains pending.

Parmalat

        On July 29, 2004, Enrico Bondi, as extraordinary commissioner of Parmalat and other affiliated entities, filed a lawsuit in New Jersey Superior Court against Citigroup, Citibank, N.A. and others, alleging that the defendants participated in fraud committed by the officers and directors of Parmalat and seeking unspecified damages. The action alleges a variety of claims under New Jersey state law, including fraud, negligent misrepresentation, violations of the New Jersey Fraudulent Transfer Act and violations of the New Jersey RICO statute. Defendants filed a motion to dismiss the action, which was granted in part and denied in part. Defendants answered and Citibank filed counterclaims alleging causes of action for fraud, negligent misrepresentation, conversion and breach of warranty. Plaintiff/counterclaim-defendant then moved to dismiss the counterclaims, which was denied. On July 11, 2005, the New Jersey Supreme Court granted defendants' motion for leave to appeal the denial of its motion to dismiss; that appeal is fully briefed. Discovery is effectively stayed pending appeal.

        Citigroup, Citibank, N.A. and others also are defendants in three class action complaints filed in the United States District Court for the Southern District of New York relating to the collapse of Parmalat Finanziaria S.P.A. On May 21, 2004, the court issued an order consolidating the complaints under the caption IN RE PARMALAT SECURITIES LITIGATION. The consolidated amended complaint was filed on October 18, 2004 on behalf of purchasers of Parmalat securities between January 5, 1999 and December 18, 2003. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and seeks unspecified damages. On January 10, 2005, the Citigroup defendants filed a motion to dismiss the action. The court granted in part and denied in part the motion on July 13, 2005. Plaintiff filed a second amended consolidated complaint on August 25, 2005. Defendants answered and discovery is ongoing.

Adelphia Communications Corporation

        On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGMI, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the "Citigroup Parties"). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

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

Allied Irish Bank

        On January 31, 2006, the United States District Court for the Southern District of New York partially denied motions filed by Citibank and a co-defendant to dismiss a complaint filed by Allied Irish Bank, P.L.C. ("AIB") in May 2003, seeking compensatory and punitive damages in connection with losses sustained by a subsidiary of AIB in 2000-2002. The complaint alleges that defendants are liable for fraudulent and fictitious foreign currency trades entered by one of AIB's traders through defendants, who provided prime brokerage services. The court's ruling on the motions to dismiss allowed plaintiff's common law claims, including fraudulent concealment and aiding and abetting fraud, to proceed.

Foreign Currency Conversion

        Citigroup and certain of its affiliates as well as VISA, U.S.A., Inc., VISA International Service Association, MasterCard International, Incorporated and other banks are defendants in a consolidated class action lawsuit (IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION) pending in the United States District Court for the Southern District of New York, which seeks unspecified damages and injunctive relief. The action, brought on behalf of certain United States holders of VISA, MasterCard and Diners Club branded general purpose credit cards who used those cards since March 1, 1997 for foreign currency transactions, asserts, among other things, claims for alleged violations of (i) Section 1 of the Sherman Act, (ii) the federal Truth in Lending Act (TILA), and (iii) as to Citibank (South Dakota), N.A., the South Dakota Deceptive Trade Practices Act. On October 15, 2004, the Court granted the plaintiffs' motion for class certification of their Sherman Act and TILA claims but denied the motion as to the South Dakota Deceptive Trade Practices Act claim against Citibank (South Dakota), N.A. On December 7, 2005, the District Court certified a Diners Club damages subclass, as well as Diners Club antitrust and TILA injunctive relief subclasses. The Citigroup defendants, J.P. Morgan Chase & Co. and the plaintiffs have appealed certain aspects of the District Court's class action rulings.

Mutual Funds

        Citigroup and certain of its affiliates have been named in several class action litigations pending in various Federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the "MDL action"), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Several derivative actions and class actions were dismissed against Citigroup defendants in the MDL action (the class actions were dismissed with leave to replead state law claims of unjust enrichment).

        Issues in the mutual fund industry continue to receive scrutiny by various government regulators and SROs. The Company continues to cooperate and respond to subpoenas and other requests for information regarding market timing and other mutual fund issues and it entered into a settlement in March 2005 with the SEC and NASD with respect to revenue sharing and sales of classes of funds.

IPO Securities Litigation

        In April 2002, consolidated amended complaints were filed against CGMI and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Defendants moved to dismiss, which was denied. On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGMI is not a defendant in any of the six focus cases. On October 27, 2004, the underwriter defendants in the six focus cases filed a petition for review of the class certification order in the United States Court of Appeals for the Second Circuit. The Second Circuit allowed the underwriter defendants to appeal the class certification order, which is fully briefed. Discovery is ongoing.

IPO Antitrust Litigation

        Also filed in the Southern District of New York against CGMI and other investment banks were several putative class actions that were consolidated into a single class action, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. A separate putative class action was filed against the same underwriter defendants as well as certain institutional investors alleging commercial bribery claims under the Robinson Patman Act arising out of similar allegations regarding IPO allocation conduct. On November 3, 2003, the district court granted CGMI's motion to dismiss the consolidated amended complaint in the antitrust case and the Robinson Patman complaint. Plaintiffs thereafter appealed the district court's order dismissing the two actions. In a decision dated September 28, 2005, the Second Circuit vacated the district court's decision and remanded the cases to the district court. Before the cases could be remanded to the district court, the underwriter defendants filed a petition for rehearing en banc, which was denied by the Second Circuit on January 12, 2006. The underwriter defendants have filed a motion in the Second Circuit to stay the issuance of the mandate remanding the cases to the district court pending the filing of a petition for writ of certiorari to the United States Supreme Court. That motion remains pending.

Investigations of Euro Zone Government Bonds Trade

        On August 2, 2004, Citigroup Global Markets Limited executed certain large trades in Euro Zone Government bonds in London that were carried out on the MTS trading platform. On August 19, 2004, the UK Financial Services Authority commenced an enforcement investigation into certain aspects of these trades. Other European regulators have also commenced similar investigations. The German regulator, BaFin, referred the results of its investigation into the trades to prosecutors for possible prosecution against employees of the Company. The German prosecutors have declined to take any action against the employees and the BaFin declined to pursue the matter. Eurex found the firm not liable on the substantive charge but found the firm liable for a registration violation. Citigroup is cooperating with these investigations.

California Employment Actions

        Numerous financial services firms, including Citigroup and its affiliates, have been named in purported class actions alleging that certain present and former employees in California were entitled to overtime pay under California and federal law and were subject to certain allegedly unlawful deductions in violation of California law. One of these class actions filed in the United States District Court for the Northern District of California, BAHRAMIPOUR v. CITIGROUP GLOBAL MARKETS INC., is seeking damages and injunctive relief. Similar complaints have been filed in other jurisdictions. In addition, complaints asserting similar allegations were filed in the United States District Court, Southern District of New York and the United States District Court for the District of New Jersey.

Other

        The Securities and Exchange Commission is conducting a non-public investigation, which the Company believes originated with the Company's accounting treatment regarding its investments and business activities, and loan loss allowances, with respect to Argentina in the 4th Quarter of 2001 and the 1st Quarter of 2002. The investigation is also addressing the timing and support documentation for certain other accounting entries or adjustments. In connection with these matters, the SEC has subpoenaed witness testimony and certain accounting and internal controls-related information for the years 1997 - 2004. The Company is cooperating with the SEC in its investigation. The Company cannot predict the outcome of the investigation.

        Beginning in April 2003, two putative class actions on behalf of participants in, and beneficiaries of, the Citigroup 401(k) plan were filed in the Southern District of New York and later consolidated under the caption IN RE: CITIGROUP ERISA LITIGATION. Citigroup filed a motion to dismiss in January 2004. The parties have reached an agreement in principle to settle this action, subject to court approval.

        Beginning in July 2002, Citigroup and certain officers were named as defendants in putative class actions filed in the United States District Court for the Southern District of New York brought on behalf of purchasers of Citigroup common stock, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and, in approximately half of the actions, claims for common law fraud. In November 2002, these actions were consolidated under the caption IN RE: CITIGROUP INC. SECURITIES LITIGATION. In August 2004, the District Court dismissed the action, and on February 6, 2006, the United States Court of Appeals for the Second Circuit affirmed the dismissal.

        In December 2002, Citigroup and certain members of the Citigroup Board of Directors were named as defendants in a derivative action brought by an individual Citigroup shareholder in the United States District Court for the Southern District of New York (FINK V. WEILL, ET AL.). The complaint alleges state law claims of breach of fiduciary duty, gross mismanagement and corporate waste, as well as violations of the federal securities laws. Citigroup filed a motion to dismiss in October 2003 and plaintiff later filed a motion for leave to amend. On September 15, 2005, the court denied plaintiff's motion for leave to amend the complaint and granted defendants' motion to dismiss the complaint in its entirety.

        In May 2004, in CARROLL V. WEILL, ET AL., a shareholder derivative action in New York state court alleging claims against Citigroup directors in connection with Citigroup's activities with Enron and other matters, the New York Court of Appeals denied the principal plaintiff's motion for leave to appeal from the Appellate Division's affirmance of the dismissal of the complaint. Since that date, Citigroup has received a shareholder demand containing allegations similar to those set forth in the CARROLL action referred to above, and a supplemental letter containing various additional allegations relating to other activities of Citigroup. In February 2006, the parties reached an agreement in principle to settle this action.

        On June 22, 2005, a shareholder derivative action was filed in Delaware state court, DAVID B. SHAEV PROFIT SHARING ACCOUNT v. ARMSTRONG, ETAL., alleging claims against Citigroup directors in connection with Citigroup's activities with Enron, WorldCom, and research analyst-related matters. Defendants' motion to dismiss the complaint was granted on January 25, 2006.

        Additional lawsuits containing claims similar to those described above may be filed in the future.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

        Under its long-standing repurchase program (which was expanded in the 2005 second quarter as noted below), the Company buys back common shares in the market or otherwise from time to time.

        The following table summarizes the Company's share repurchases during 2005:

	Total Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
	In millions, except per share amounts
First quarter 2005
Open market repurchases(1)	19.0	$47.65	$1,300
Employee transactions(2)	10.2	49.06	NA

Total first quarter 2005	29.2	$48.15	$1,300

Second quarter 2005
Open market repurchases(1)	41.8	$47.06	$14,335
Employee transactions	0.7	46.67	NA

Total second quarter 2005	42.5	$47.05	$14,335

Third quarter 2005
Open market repurchases	124.2	$44.27	$8,835
Employee transactions	2.1	45.76	NA

Total third quarter 2005	126.3	$44.30	$8,835

October 2005
Open market repurchases	18.5	$45.13	$8,000
Employee transactions	0.7	45.62	NA
November 2005
Open market repurchases	40.1	$47.54	$6,094
Employee transactions	0.7	48.37	NA
December 2005
Open market repurchases	34.3	$48.98	$4,412
Employee transactions	1.1	$48.96	NA
Fourth quarter 2005
Open market repurchases	92.9	$47.60	$4,412
Employee transactions	2.5	47.90	NA

Total fourth quarter 2005	95.4	$47.60	$4,412

Year-to-date 2005
Open market repurchases	277.9	$46.03	$4,412
Employee transactions	15.5	48.32	NA

Total year-to-date 2005	293.4	$46.16	$4,412

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

NA Not applicable

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	296,535,557	$46.93(2)	370,176,147(3)
Equity compensation plans not approved by security holders	20,281,224(4)	$39.82(5)	—(6)
Total	316,816,781	$40.27	370,176,147

(1)
Includes 45.16 million shares issuable upon the vesting of deferred stock awards. Does not include an aggregate of 8.53 million shares subject to outstanding options granted by predecessor companies under plans assumed by Citigroup in connection with mergers and acquisitions. Citigroup has not made any awards under these plans, and they are not considered as a source of shares for future awards. The weighted-average exercise price of such options is $40.86 per share. Some of the assumed options also entitled the holders to receive Litigation Tracking Warrants (LTWs) upon exercise, in addition to the shares underlying the options. The LTWs were issued in 1998 to holders of the outstanding common stock of Golden State Bancorp Inc. (GSB), and assumed by Citigroup upon the acquisition of GSB in 2002. In 2005, following resolution of certain litigation against the U.S. government by Glendale Federal Bank, FSB, the LTWs became exercisable for a 60-day period entitling the holders to receive upon exercise 0.02302 share of Citigroup common stock and $0.6725 net cash payment after deducting the $0.0002 exercise price per LTW. Holders of unexercised GSB options who would have received LTWs had their options been exercised before the start of the LTW exercise period are entitled to receive the LTW consideration whenever the underlying GSB options are exercised. This could result in the issuance of up to an additional 4,429 shares of Citigroup common stock if all the LTW options are exercised in full.
(2)
As described in footnote 1 above, does not include 8.53 million shares subject to outstanding options under certain plans assumed by Citigroup in connection with mergers and acquisitions, and 45.16 million shares subject to deferred stock awards.
(3)
Does not include shares that were available for issuance under plans approved by shareholders of acquired companies but under which Citigroup does not make any awards. Of the number of shares available for future issuance, 303.73 million of such shares are available under plans that provide for awards of restricted stock, in addition to (or in lieu of) options, warrants and rights.
(4)
Includes 3.14 million shares issuable upon the vesting of deferred stock awards. Does not include 310,609 shares subject to outstanding options under a plan assumed by Citigroup in a merger. Citigroup has not made any awards under this plan, and it is not considered as a source of shares for future awards by Citigroup. The weighted-average exercise price of such options is $45.37 per share.
(5)
As described in footnote 4 above, does not include 310,609 shares subject to outstanding options under a plan assumed by Citigroup in a merger, and 3.14 million shares subject to deferred stock awards.
(6)
Does not include plans of acquired companies under which Citigroup does not make any awards. Also does not include up to 4.7 million shares available for purchase pursuant to the Travelers Group Stock Purchase Plan for PFS Representatives. This plan allows eligible Primerica Financial Services (PFS) representatives to use their earned commissions to periodically purchase shares of Citigroup common stock at current market prices. A limited number of high performers may purchase shares, subject to plan limits, at discounts of up to 25%. The discount is funded by Primerica Financial Services and is considered additional compensation. Shares are purchased on the open market; no newly-issued or treasury shares are used in this program.

        Most of Citigroup's outstanding equity awards were granted under four stockholder approved plans—the Citigroup 1999 Stock Incentive Plan (the 1999 Plan); the Travelers Group Capital Accumulation Plan; the 1997 Citicorp Stock Incentive Plan; and the Citigroup 2000 Stock Purchase Plan. A small percentage of equity awards have been granted under several plans that have not been approved by stockholders, primarily the Citigroup Employee Incentive Plan. Generally, awards were made to employees participating in Citigroup's stock option, stock award or stock purchase programs.

        All of the plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors (the Committee), which is comprised entirely of non-employee independent directors. Persons eligible to participate in Citigroup's equity plans are selected by management from time to time subject to the Committee's approval.

        Effective April 19, 2005, stockholders approved amendments to the 1999 Plan, and the other plans mentioned above were terminated as a source of shares for future awards. Outstanding awards under the Travelers Life & Annuity Agency Capital Accumulation Plan vested, and the plan was terminated, effective upon the sale of Travelers Life & Annuity Company to MetLife on July 1, 2005.

        The following disclosure is provided with respect to plans that have not been submitted to stockholders for approval, and which remain active only with respect to previously granted awards. Additional information regarding Citigroup's equity compensation programs can be found in Note 20 to the Company Consolidated Financial Statements.

Non-Stockholder Approved Plans

        The Citigroup Employee Incentive Plan, originally adopted by the Board of Directors in 1991, was amended by the Board of Directors on April 17, 2001. This plan was used to grant stock options and restricted or deferred stock awards to participants in the Citigroup Capital Accumulation Program (CAP) and to new hires. Executive officers and directors of the Company were not eligible to participate in this plan. CAP is an incentive and retention award program pursuant to which a specified portion of a participant's incentive compensation (or commissions) is delivered in the form of a restricted or deferred stock award, or in some cases, restricted or deferred stock and stock options. Vesting periods for restricted and deferred stock awards under this plan, including awards pursuant to CAP, were generally from three to five years. Stock options awarded under this plan, including CAP options, are non-qualified stock options. Options granted prior to January 1, 2003 have ten-year terms and vest at a rate of 20% per year, with the first vesting date generally occurring 12 to 18 months following the grant date. Options granted on or after January 1, 2003, but prior to January 1, 2005, generally have six-year terms and vest at a rate of one-third per year, with the first vesting date generally occurring 12 to 18 months following the grant date. Options granted under this plan in 2005 generally have six-year terms and vest at a rate of 25% per year. Generally, the terms of restricted and deferred stock awards and options granted under the Citigroup Employee Incentive Plan provide that the awards will be canceled if an employee leaves the Company, except in cases of disability or death, or after satisfying certain age and years of service requirements.

        Additionally, since December 2001, deferred stock awards that used to be made under certain deferred compensation plans administered by Citigroup Global Markets Holdings Inc. were made under the Citigroup Employee Incentive Plan. These plans provide for deferred stock awards to employees who meet certain specified performance targets. Generally, the awards vest in five years. Awards are canceled if an employee voluntarily leaves the Company prior to vesting. Effective April 19, 2005, all equity awards provided for by these deferred compensation plans are being granted under the 1999 Plan. Deferred stock awards granted under the Salomon Smith Barney Inc. Branch Managers Asset Deferred Bonus Plan, the Salomon Smith Barney Inc. Asset Gathering Bonus Plan, the Salomon Smith Barney Inc. Directors' Council Milestone Bonus Plan and the Salomon Smith Barney Inc. Stock Bonus Plan for FC Associates prior to December 2001 remain outstanding.

        The Travelers Group Capital Accumulation Plan for PFS Representatives, the Travelers Property Casualty Corp. Agency Capital Accumulation Plan for Citigroup Stock, the Travelers Life & Annuity Agency Capital Accumulation Plan, and the Travelers Life & Annuity (Producers Group) Agency Stock Incentive Program were adopted by Citigroup at various times. These plans provided for CAP awards and other restricted stock awards to agents of certain subsidiaries or affiliates of Citigroup. The Travelers Property Casualty Corp. plan was terminated with respect to new awards upon the spin-off of Travelers Property Casualty Corp. in August 2002. The Travelers Life & Annuity Agency Stock Incentive Program was terminated with respect to new awards following a one-time award in 2001. Beginning in July 2002, awards pursuant to the Travelers Group Capital Accumulation Program for PFS Representatives were made under the Employee Incentive Plan, and are now being made under the 1999 Plan. Effective upon the sale of Travelers Life & Annuity Company to MetLife, Inc., on July 1, 2005, the outstanding awards under the Travelers Life & Annuity Agency Capital Accumulation Plan vested and the plan was terminated.

        The Travelers Group Stock Option Plan for PFS Representatives was adopted in 1991. The plan provided for non-qualified stock option grants to certain exclusive insurance agents. The plan is terminated with respect to new awards. All options that were outstanding under the plan as of December 31, 2004, expired in January 2005.

        In connection with the acquisition of Associates in 2001, Citigroup assumed options granted to former Associates directors pursuant to the Associates First Capital Corporation Deferred Compensation Plan for Non-Employee Directors. Upon the acquisition, the options vested and were converted to options to purchase Citigroup common stock, and the plan was terminated. All options that remain outstanding under the plan will expire by no later than January 2010.

        The Citigroup 2000 International Stock Purchase Plan was adopted in 2000 to allow employees outside the United States to participate in Citigroup's stock purchase programs. The terms of the international plan are identical to the terms of the stockholder-approved Citigroup 2000 Stock Purchase Plan, except that it is not intended to be qualified under Section 423 of the United States Internal Revenue Code. The number of shares available for issuance under both plans may not exceed the number authorized for issuance under the stockholder-approved plan.

Executive Officers

        Citigroup's Executive Officers on February 23, 2006 are:

Name	Age	Position and office held
Ajay Banga	46	Chairman & CEO—Global Consumer Group, International
Sir Winfried F.W. Bischoff	64	Chairman, Citigroup Europe
David C. Bushnell	51	Senior Risk Officer
Michael A. Carpenter	58	Chairman & CEO, Citigroup Global Investments
Robert Druskin	56	President & CEO, Corporate and Investment Banking
Steven J. Freiberg	48	Chairman & CEO—Global Consumer Group, North America
John C. Gerspach	52	Controller and Chief Accounting Officer
Michael S. Helfer	60	General Counsel and Corporate Secretary
Lewis B. Kaden	63	Vice Chairman and Chief Administrative Officer
Sallie Krawcheck	41	Chief Financial Officer; Head of Strategy
Manuel Medina-Mora	55	Chairman & CEO, Latin America & Mexico; CEO, Banamex
Charles Prince	56	Chief Executive Officer
William R. Rhodes	70	Senior Vice Chairman; Chairman, Citibank, N.A.
Robert E. Rubin	67	Chairman of the Executive Committee; Member, Office of the Chairman
Todd S. Thomson	45	Chairman & CEO, Global Wealth Management Group
Stephen R. Volk	69	Vice Chairman
Sanford I. Weill	72	Chairman

        Each executive officer has held executive or management positions with the Company for at least five years, except that:

  •
  Mr. Helfer joined Citigroup in February 2003. From 2002 to 2003, he was President, Strategic Investments of Nationwide Mutual Insurance Company, and from 2000 to 2003 he was Executive Vice President, Corporate Strategy of Nationwide Mutual Insurance Company and Nationwide Financial Services, Inc.

  •
  Mr. Kaden joined Citigroup in September 2005. Prior to joining Citigroup, Mr. Kaden was a partner at Davis Polk & Wardwell.

  •
  Ms. Krawcheck joined Citigroup in 2002, serving as Chairman and Chief Executive Officer of Smith Barney until November 2004. Prior to 2002, Ms. Krawcheck was Chairman and Chief Executive Officer of Sanford C. Bernstein & Co., LLC and an Executive Vice President of Bernstein's parent company, Alliance Capital Management, L.P. from 2001. Before that, Ms. Krawcheck was Director of Research at Bernstein.

  •
  Mr. Volk joined Citigroup in July 2004. From 2001 to 2004, Mr. Volk was Chairman of Credit Suisse First Boston. Before that, Mr. Volk was a partner at Shearman & Sterling.

10-K CROSS-REFERENCE INDEX

        This Annual Report on Form 10-K incorporates the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2005 results.

Form 10-K

Item Number		Page
Part I
1.	Business	2, 4-93, 212, 172-182
1A.	Risk Factors	56
1B.	Unresolved Staff Comments	Not Applicable
2.	Properties	174
3.	Legal Proceedings	175-179
4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Part II
5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	84, 180, 170, 184-185
6.	Selected Financial Data	3
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4-93
7A.	Quantitative and Qualitative Disclosures about Market Risk	58-76, 121-138, 152-157
8.	Financial Statements and Supplementary Data	103-171
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable
9A.	Controls and Procedures	94, 100
9B.	Other Information	Not Applicable

Part III
10.	Directors and Executive Officers of the Registrant	182, 185, 186*
11.	Executive Compensation	**
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	181-182***
13.	Certain Relationships and Related Transactions	****
14.	Principal Accountant Fees and Services	*****

Part IV
15.	Exhibits and Financial Statement Schedules	184

*
For additional information regarding Citigroup Directors, see the material under the captions "Corporate Governance," "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting" in the definitive Proxy Statement for Citigroup's Annual Meeting of Stockholders to be held on April 18, 2006, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.

**
See the material under the captions "How We Have Done," "Report of the Personnel and Compensation Committee on Executive Compensation," "Executive Compensation" and "Employment Contracts and Arrangements" in the Proxy Statement, incorporated herein by reference.

***
See the material under the captions "About the Annual Meeting" and "Stock Ownership" in the Proxy Statement, incorporated herein by reference.

****
See the material under the captions "Proposal 1: Election of Directors," "Executive Compensation" and "Certain Transactions and Relationships, Compensation Committee Interlocks and Insider Participation" in the Proxy Statement, incorporated herein by reference.

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

  •
  Statements re: Computation of Ratios,

  •
  Code of Ethics for Financial Professionals,

  •
  Subsidiaries of the Registrant,

  •
  Consent of Expert,

  •
  Powers of Attorney of Directors Armstrong, Belda, David, Derr, Deutch, Hernandez Ramirez, Jordan, Kleinfeld, Liveris, Mecum, Mulcahy, Parsons, Rodin, Rubin, Thomas, and Weill.

  •
  CEO and CFO certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

        A more detailed exhibit index has been filed with the SEC. Stockholders may obtain copies of that index, or any of the documents in that index, by writing to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd floor, New York, New York 10043, or on the Internet at http://www.sec.gov.

        Financial Statements filed for Citigroup Inc. and Subsidiaries:

  •
  Consolidated Statement of Income

  •
  Consolidated Balance Sheet

  •
  Consolidated Statement of Changes in Stockholders' Equity

  •
  Consolidated Statement of Cash Flows

  •
  Consolidated Balance Sheet (Citibank, N.A.)

United States Securities and Exchange Commission
Washington, DC 20549
Form 10-K

Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
Commission File Number 1-9924

Citigroup Inc.
Incorporated in the State of Delaware
IRS Employer Identification Number: 52-1568099
Address: 399 Park Avenue
New York, New York 10043
Telephone: 212 559 1000

Stockholder Information

        Citigroup common stock is listed on the New York Stock Exchange (NYSE) and the Pacific Exchange (PCX) under the ticker symbol "C."

        Citigroup Preferred Stock Series F, G, H, and M are also listed on the New York Stock Exchange.

        Because our common stock is listed on the NYSE and the PCX, our chief executive officer is required to make, and he has made, annual certifications to the NYSE and the PCX stating that he was not aware of any violation by Citigroup of the corporate governance listing standards of the NYSE and the PCX, respectively. Our chief executive officer made his annual certifications to that effect to each of the NYSE and the PCX as of May 16, 2005.

Annual Meeting

        The annual meeting will be held at 9:00 a.m. on April 18, 2006, at Carnegie Hall, 154 West 57th Street, New York, New York.

Transfer Agent

        Stockholder address changes and inquiries regarding stock transfers, dividend replacement, 1099-DIV reporting, and lost securities for common and preferred stocks should be directed to:

  Citibank Stockholder Services
  P.O. Box 43077
  Providence, RI 02940-3077
  Telephone No. 781 575 4555
  Toll-free No. 888 250 3985
  Facsimile No. 201 324 3284
  E-mail address: Citibank@shareholders-online.com

Exchange Agent

        Holders of Golden State Bancorp, Associates First Capital Corporation, Citicorp or Salomon Inc common stock, Citigroup Inc. Preferred Stock Series J, K, Q, R, S, T, U, or V, Salomon Inc Preferred Stock Series D or E, or Travelers Group Preferred Stock Series D should arrange to exchange their certificates by contacting:

  Citibank Stockholder Services
  P.O. Box 43035
  Providence, RI 02940-3035
  Telephone No. 781 575 4555
  Toll-free No. 888 250 3985
  Facsimile No. 201 324 3284
  E-mail address: Citibank@shareholders-online.com

        The 2005 Form 10-K filed with the Securities and Exchange Commission by the Company, as well as annual and quarterly reports, are available from Citigroup Document Services toll free at 877 936 2737 (outside the United States at 718 765 6514), by e-mailing a request to docserve@citigroup.com, or by writing to:

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

Securities Registered Pursuant to Section 12 (b) and (g) of the Exchange Act

        A list of Citigroup securities registered pursuant to Section 12 (b) and (g) of the Securities Exchange Act of 1934 is filed as an exhibit herewith and is available from Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd floor, New York, New York 10043 or on the Internet at http://www.sec.gov.

        As of February 6, 2006, Citigroup had 4,991,302,195 shares of common stock outstanding.

        As of February 6, 2006, Citigroup had approximately 208,325 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

        Citigroup is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

        Citigroup is required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

        Citigroup (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein nor in Citigroup's 2006 Proxy Statement incorporated by reference in Part III of this Form 10-K.

        Citigroup is a large accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).

        Citigroup is not a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).

        The aggregate market value of Citigroup common stock held by non-affiliates of Citigroup on February 6, 2006 was approximately $224.5 billion.

        Certain information has been incorporated by reference as described herein into Part III of this annual report from Citigroup's 2006 Proxy Statement.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2006.

Citigroup Inc.
(Registrant)

/s/ Sallie Krawcheck
Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2006.

Citigroup's Principal Executive Officer and a Director:

/s/ Charles Prince

Citigroup's Principal Financial Officer:

/s/ Sallie Krawcheck

Citigroup's Principal Accounting Officer:

/s/ John C. Gerspach

        The Directors of Citigroup listed below executed a power of attorney appointing Sallie Krawcheck their attorney-in-fact, empowering her to sign this report on their behalf.

C. Michael Armstrong	Andrew N. Liveris
Alain J.P. Belda	Dudley C. Mecum
George David	Anne Mulcahy
Kenneth T. Derr	Richard D. Parsons
John M. Deutch	Judith Rodin
Roberto Hernández Ramirez	Robert E. Rubin
Ann Dibble Jordan	Franklin A. Thomas
Klaus Kleinfeld	Sanford I. Weill

/s/ Sallie Krawcheck

CITIGROUP BOARD OF DIRECTORS

C. Michael Armstrong Chairman, Board of Trustees Johns Hopkins Medicine, Health Systems & Hospital	Roberto Hernández Ramirez Chairman Banco Nacional de Mexico	Anne Mulcahy Chairman and Chief Executive Officer Xerox Corporation	Franklin A. Thomas Consultant The Study Group
Alain J.P. Belda Chairman and Chief Executive Officer Alcoa Inc.	Ann Dibble Jordan Consultant	Richard D. Parsons Chairman and Chief Executive Officer Time Warner Inc.	Sanford I. Weill Chairman Citigroup Inc.
George David Chairman and Chief Executive Officer United Technologies Corporation	Klaus Kleinfeld President and Chief Executive Officer Siemens AG	Charles Prince Chief Executive Officer Citigroup Inc.	HONORARY DIRECTOR The Honorable Gerald R. Ford Former President of the United States
Kenneth T. Derr Chairman, Retired Chevron Corporation	Andrew N. Liveris President, Chief Executive Officer and Chairman-Elect The Dow Chemical Company	Judith Rodin President Rockefeller Foundation
John M. Deutch Institute Professor Massachusetts Institute of Technology	Dudley C. Mecum Managing Director Capricorn Holdings, LLC	Robert E. Rubin Chairman, Executive Committee; Member, Office of the Chairman Citigroup Inc.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.01	Acquisition Agreement, dated as of January 31, 2005, by and between Citigroup Inc. (the "Company") and MetLife, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 4, 2005 (File No. 1-9924).
3.01.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-3 filed December 15, 1998 (No. 333-68949).
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
3.02	By-Laws of the Company, as amended, effective January 19, 2005, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 21, 2005 (File No. 1-9924).
10.01.1*	Amended and Restated Employment Agreement, dated as of November 16, 2001, between the Company and Sanford I. Weill, incorporated by reference to Exhibit 10.01 to the Company's 2001 10-K.
10.01.2*+	Letter Agreement, dated as of November 16, 2001, between the Company and Sanford I. Weill.
10.01.3*
Letter Agreement, dated as of September 16, 2003, between the Company and Sanford I. Weill, incorporated by reference to Exhibit 10.01.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-9924) (the "Company's 2003 10-K").

10.01.4*+	Letter, dated as of February 17, 2006 from Sanford I. Weill.
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
10.04*
Travelers Group Inc. Retirement Benefit Equalization Plan (as amended and restated as of January 2, 1996) (the "Travelers Retirement Plan"), incorporated by reference to Exhibit 10.04 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-9924) (the "Company's 1998 10-K").
10.04.1*+	Amendment to the Travelers Retirement Plan, included as part of the Action of the Senior Human Resources Officer dated January 3, 2002.
10.05*
Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (as of September 21, 2004), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 (File No. 1-9924).
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
10.19.1*
Supplemental ERISA Compensation Plan of Citibank, N.A. and Affiliates, as amended and restated (the "Citibank Supplemental ERISA Plan"), incorporated by reference to Exhibit 10.(G) to Citicorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5378).
10.19.2*	Amendment to the Citibank Supplemental ERISA Plan (the "Amended Citibank Supplemental ERISA Plan"), incorporated by reference to Exhibit 10.21.2 to the Company's 1999 10-K.
10.19.3*+	Amendment to the Amended Citibank Supplemental ERISA Plan, included as part of, and incorporated by reference to, Exhibit 10.04.1 filed herewith.
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
10.22.5*
Amendment to the 2004 Letter Agreement, dated as of January 18, 2005 (the "January 2005 Letter Agreement"), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 24, 2005 (File No. 1-9924).
10.22.6*
Amendment to the January 2005 Letter Agreement, dated as of March 14, 2005 (the "March 2005 Letter Agreement"), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 15, 2005 (File No. 1-9924).
10.22.7*+	Amendment to the March 2005 Letter Agreement, dated as of December 19, 2005, between the Company and Robert E. Rubin.
10.23*	Letter Agreement, dated October 30, 2002, between the Company and Sallie Krawcheck, incorporated by reference to Exhibit 10.28 to the Company's 2002 10-K.
10.24*
Citigroup 1999 Stock Incentive Plan (as amended and restated effective April 19, 2005), incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2005 (File No. 1-9924).
10.25*
Form of Citigroup Directors' Stock Option Grant Notification, incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-9924).
10.26
Lease, dated as of September 25, 2002, between BP 399 Park Avenue LLC (as Landlord) and Citigroup Inc. (as Tenant), incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 1-9924).
10.27*	Primerica Retirement Benefit Equalization Plan, incorporated by reference to Exhibit 10.31 to the Company's 2003 10-K.
10.28*
Form of Citigroup Equity Award Agreement, incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 1-9924) (the "Company's September 30, 2004 10-Q").
10.28.1*+	Form of Citigroup Equity Award Agreement (revised).
10.29*	Form of Reload Option Grant Notification, incorporated by reference to Exhibit 10.03 to the Company's September 30, 2004 10-Q.

10.30
Transaction Agreement, dated as of June 23, 2005, by and between the Company and Legg Mason, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 30, 2005 (File No. 1-9924).
10.31
Global Distribution Agreement, dated as of June 23, 2005, by and between the Company and Legg Mason, Inc., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 30, 2005 (File No. 1-9924).
10.32*
Letter Agreement, dated August 24, 2005, between the Company and Robert B. Willumstad, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed August 26, 2005 (File No. 1-9924).
12.01+	Calculation of Ratio of Income to Fixed Charges.
12.02+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.
14.01	Code of Ethics, incorporated by reference to Exhibit 14.01 to the Company's 2002 10-K.
21.01+	Subsidiaries of the Company.
23.01+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.01+	Powers of Attorney.
31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01+	Residual Value Obligation Certificate.
99.02+	List of Securities Registered Pursuant to Section 12(b) and Section 12(g) of the Securities Exchange Act of 1934.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2005 Annual Report on Form 10-K) to security holders who make written request therefor to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043.

*
Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

+
Filed herewith.

QuickLinks

Income from Continuing Operations In billions of dollars
2005 Income by Segment
2005 Income by Region
Diluted Earnings Per Share - Income from Continuing Operations
Total Deposits In billions of dollars
Net Revenue and Operating Expense In billions of dollars
Return on Average Common Equity
Total Capital (Tier 1 and Tier 2) In billions of dollars
Histogram of Daily Trading-Related Revenue—Twelve Months Ended December 31, 2005
OFF-BALANCE SHEET ARRANGEMENTS
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM— INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM— CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX