Form 10-Q
period 2006-03-31
CITIGROUP INC
filed 2006-05-05
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common stock outstanding as of March 31, 2006: 4,971,241,487

Available on the Web at www.citigroup.com

Citigroup Inc.

TABLE OF CONTENTS

		Page No.
Part I—Financial Information
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)—Three Months Ended March 31, 2006 and 2005	76
	Consolidated Balance Sheet—March 31, 2006 (Unaudited) and December 31, 2005	77
	Consolidated Statement of Changes in Stockholders' Equity (Unaudited)—Three Months Ended March 31, 2006 and 2005	78
	Consolidated Statement of Cash Flows (Unaudited)—Three Months Ended March 31, 2006 and 2005	79
	Consolidated Balance Sheet—Citibank, N.A. and Subsidiaries March 31, 2006 (Unaudited) and December 31, 2005	80
	Notes to Consolidated Financial Statements (Unaudited)	81
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	4–73
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52–54 98-99
Item 4.	Controls and Procedures	74
Part II—Other Information
Item 1.	Legal Proceedings	111
Item 1A.	Risk Factors	111
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	112
Item 4.	Submission of Matters to a Vote of Security Holders	113
Item 5.	Other Information	115
Item 6.	Exhibits	115
Signatures		116
Exhibit Index		117

THE COMPANY

        Citigroup Inc. (Citigroup, or the Company) is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate clients. Citigroup has some 200 million clients accounts and does business in more than 100 countries. Citigroup was incorporated in 1988 under the laws of the State of Delaware.

        The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Some of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities. This quarterly report on Form 10-Q should be read in conjunction with Citigroup's 2005 Annual Report on Form 10-K.

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

CITIGROUP INC. AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL DATA

Three Months Ended March 31,
In millions of dollars, except per share amounts	% Change
2006	2005
Revenues, net of interest expense	$22,183	$21,196	5%
Operating expenses	13,358	11,404	17
Provisions for credit losses and for benefits and claims	1,673	2,030	(18)

Income from continuing operations before taxes and minority interest	$7,152	$7,762	(8)%
Income taxes	1,537	2,484	(38)
Minority interest, net of taxes	60	163	(63)

Income from continuing operations	$5,555	$5,115	9%
Income from discontinued operations, net of taxes(1)	84	326	(74)

Net Income	$5,639	$5,441	4%

Earnings per share
Basic earnings per share:
Income from continuing operations	$1.13	$0.99	14%
Net income	1.14	1.06	8
Diluted earnings per share:
Income from continuing operations	1.11	0.98	13
Net income	1.12	1.04	8
Dividends declared per common share	$0.49	$0.44	11

At March 31
Total assets	$1,586,201	$1,489,891	6%
Total deposits	628,157	568,874	10
Long-term debt	227,165	207,935	9
Mandatorily redeemable securities of subsidiary trusts	6,166	6,342	(3)
Common stockholders' equity	113,418	109,411	4
Total stockholders' equity	114,418	110,536	4

Ratios:
Return on common stockholders' equity(2)	20.3%	20.3%
Return on total stockholders' equity(2)	20.2%	20.1%
Return on risk capital(3)	41%	40%
Return on invested capital(3)	20%	20%

Tier 1 capital	8.60%	8.78%
Total capital	11.80	12.03
Leverage(4)	5.22	5.19

Common stockholders' equity to assets	7.15%	7.34%
Total stockholders' equity to assets	7.21	7.42
Dividends declared(5)	43.8	42.3
Ratio of earnings to fixed charges and preferred stock dividends	1.58	x	2.02	x

(1)
Discontinued operations for the three months ended March 31, 2006 and 2005 includes the operations described in the Company's June 24, 2005 announced agreement for the sale of substantially all of its Asset Management business to Legg Mason. The majority of the transaction closed on December 1, 2005. Discontinued operations also includes the operations described in the Company's January 31, 2005 announced agreement for the sale of its Travelers Life & Annuity business, substantially all of its international insurance business, and its Argentine pension business to MetLife, Inc. This transaction closed on July 1, 2005. See further discussion regarding discontinued operations in Note 3 to the Consolidated Financial Statements on page 83.

(2)
The return on average common stockholders' equity and return on average total stockholders' equity are calculated using net income after deducting preferred stock dividends.

(3)
Risk capital is defined as the amount of capital required to absorb potential unexpected economic losses resulting from extremely severe events over a one-year time period. Return on risk capital is calculated as annualized income from continuing operations divided by average risk capital. The segment and product returns are based on net income. Invested capital is defined as risk capital plus goodwill and intangible assets excluding mortgage servicing rights, which are a component of risk capital. Return on invested capital is calculated using income adjusted to exclude a net internal charge Citigroup levies on the goodwill and intangible assets of each business offset by each business' share of the rebate of the goodwill and intangible asset charge. Return on risk capital and return on invested capital are non-GAAP performance measures. Management uses return on risk capital to assess businesses' operational performance and to determine allocation of capital. Return on invested capital is used to assess returns on potential acquisitions and divestitures and to compare long-term performance of businesses with differing proportions of organic and acquired growth. For a further discussion on risk capital, see page 45.

(4)
Tier 1 capital divided by adjusted average assets.

(5)
Dividends declared per common share as a percentage of net income per diluted share.

MANAGEMENT'S DISCUSSION
AND ANALYSIS

MANAGEMENT SUMMARY

        Income from continuing operations of $5.555 billion in the 2006 first quarter was a record, up 9% from the 2005 first quarter. The strength of the Company's international operations (47% increase in earnings) more than offset weaker results in our U.S. Consumer businesses.

        Results in the 2006 first quarter included $846 million of compensation expense ($520 million after-tax) related to stock grants to retirement-eligible employees required under SFAS 123(R), and a $657 million tax benefit from the resolution of a U.S. Federal tax audit for the years 1999 through 2002.

        During the 2006 first quarter, we continued executing on our strategic initiatives, adding a record 238 new branches globally and significantly growing our international franchise. Average loans increased 9%, average deposits grew by 10% and average interest-earning assets were up 11% from year-ago levels.

        Income was well diversified by segment and region, as shown in the charts below.

        Revenues increased 5% from the 2005 first quarter, reaching $22.2 billion. Our international operations recorded revenue growth of 19% in the 2006 quarter. In addition, CIB revenues increased 21%, reflecting strong performance in both Transaction Services and Capital Markets and Banking.

        Net interest revenue was down 4%, while other revenue increased 12%, continuing to benefit from volume increases across the businesses. Net interest margin in the 2006 first quarter was 2.86%, down 44 basis points from the 2005 first quarter and down 6 basis points from the 2005 fourth quarter. (See discussion of net interest margin on page 61.)

        Operating expenses increased 17% from the 2005 first quarter; this was comprised of 7% from SFAS 123(R) charges, 9% from organic business growth and acquisitions, and 1% due to investment spending.

        The global credit environment remained favorable; this, as well as significantly lower bankruptcy filings and an asset mix shift, drove a $367 million decrease in credit costs compared to a year ago. Global Consumer loss rates improved to 1.46%, a 36 basis point decline from the 2005 fourth quarter, in part reflecting significantly lower bankruptcy filings. Corporate cash-basis loans declined 18% from December 31, 2005 to $821 million.

        The effective tax rate on continuing operations decreased to 21.5%, primarily reflecting the impact of the resolution of the U.S. Federal tax audit. The effective tax rate for the 2006 first quarter would have been 29.9% without the tax reserve release of $598 million.

        Our equity capital base and trust preferred securities grew to $120.6 billion at March 31, 2006. Stockholders' equity increased by $1.9 billion during the quarter to $114.4 billion, even with the distribution of $2.5 billion in dividends to shareholders and the repurchase of $2.0 billion of common stock during the quarter. Return on common equity was 20.3% for the quarter.

        Citigroup maintained its "well-capitalized" position with a Tier 1 Capital Ratio of 8.60% at March 31, 2006. On April 13, 2006, the Board authorized the repurchase of up to an additional $10 billion of our common stock, bringing the total authorization to $12.4 billion.

        On April 3, 2006, we received a letter from the Federal Reserve Bank of New York noting that "Citigroup has made significant progress in implementing its new compliance risk management program. Consequently, the understanding that you would refrain from significant expansion is no longer in operation." We remain focused on organic growth. Any expansion proposals will be reviewed with the Federal Reserve in accordance with all applicable statutory requirements.

        On March 21, 2006, the Citigroup Board of Directors unanimously elected Chief Executive Officer Charles Prince to the additional post of Chairman.

EVENTS IN 2006 and 2005

Adoption of the Accounting for Share-Based Payments

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which replaces the existing SFAS 123 and supersedes APB 25. SFAS 123(R) requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value, reduced by expected forfeitures.

        In adopting this standard, the Company conformed to recent accounting guidance that restricted stock awards issued to retirement-eligible employees who meet certain age and service requirements must be either expensed on the grant date or accrued over a service period prior to the grant date. The impact to the 2006 first quarter results was a charge of $846 million ($520 million after-tax). This charge consisted of $648 million ($398 million after-tax) for the immediate expensing of awards granted to retirement-eligible employees in January 2006, and $198 million ($122 million after-tax) for the quarterly accrual of the estimated awards that will be granted through January 2007. Additional information can be found in Notes 1 and 14 to the Consolidated Financial Statements on pages 81 and 96, respectively. The Company will continue to accrue for the estimated awards that will be granted through January 2007 in each quarter of 2006.

Settlement of IRS Tax Audit

        In March 2006, the Company received a notice from the Internal Revenue Service (IRS) that they had concluded the tax audit for the years 1999 through 2002. For the first quarter of 2006, the Company released a total of $657 million from its tax contingency reserves related to the 1999 through 2002 Federal tax audit (referred to hereinafter as the "resolution of the Federal Tax Audit.")

Summary by Business of SFAS 123(R) and Resolution of the Federal Tax Audit

        The following table summarizes the SFAS 123(R) impact on 2006 first quarter pretax compensation expense and the tax benefit from the resolution of the Federal Tax Audit:

In millions of dollars	Charge for stock awards granted to retirement-eligible employees in January 2006	Accrual of estimated cost of stock awards for retirement-eligible employees to be granted through the first quarter of 2007(1)	Tax benefit due to the resolution of the Federal Tax Audit
U.S. Cards	$16	$4	$89
U.S. Retail Distribution	29	7	51
U.S. Consumer Lending	6	2	31
U.S. Commercial Business	10	2	4

Total U.S. Consumer	$61	$15	$175
International Cards	$7	$2	$20
International Consumer Finance	3	1	—
International Retail Banking	29	7	55

Total International Consumer	$39	$10	$75
Consumer Other	21	6	40

Global Consumer	$121	$31	$290
Capital Markets and Banking	$346	$93	$151
Transaction Services	8	2	25

Corporate & Investment Banking	$354	$95	$176
Smith Barney	$129	$48	—
Private Bank	16	3	13

Global Wealth Management	$145	$51	$13
Alternative Investments	$7	$2	$58
Corporate/Other	$21	$19	$61

Continuing Operations	$648	$198	$598

Discontinued Operations	—	—	$59

Total	$648	$198	$657

(1)
Represents the 2006 first quarter accrual for estimated awards to be granted through January 2007.

Sale of Asset Management Business

        On December 1, 2005, the Company completed the sale of substantially all of its Asset Management Business to Legg Mason, Inc. (Legg Mason) in exchange for Legg Mason's broker-dealer business, $2.298 billion of Legg Mason's common and preferred shares (valued as of the closing date), and $500 million in cash. This cash was obtained via a lending facility provided by Citigroup CIB. The transaction did not include Citigroup's asset management business in Mexico, its retirement services business in Latin America (both of which are now included in International Retail Banking) or its interest in the CitiStreet joint venture (which is now included in Smith Barney). The total value of the transaction at the time of closing was approximately $4.369 billion, resulting in an after-tax gain to Citigroup of approximately $2.082 billion ($3.404 billion pretax). This gain remains subject to final closing adjustments.

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

        During March 2006, Citigroup sold 10.3 million shares of Legg Mason stock through an underwritten public offering. The net sale proceeds of $1.258 billion resulted in a pretax gain of $24 million.

        Additional information can be found in Note 3 to the Consolidated Financial Statements on page 83.

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

        Additional information can be found in Note 3 to the Consolidated Financial Statements on page 83.

Credit Reserves

        During the first quarter of 2006, the Company recorded a net release/utilization of its credit reserves of $154 million, consisting of a net release/utilization of $187 million in Global Consumer and Global Wealth Management, and a net build of $33 million in CIB.

        The net release/utilization in Global Consumer was primarily due to the overall improvement in the consumer portfolio. Partially offsetting the releases was a build of $100 million in Asia related to recent credit trends in Taiwan credit cards.

        The net build of $33 million in CIB was primarily composed of $29 million in Capital Markets and Banking, which included a $46 million reserve increase for unfunded lending commitments and letters of credit.

        During the 2005 first quarter, the Company recorded a net release/utilization of $89 million to its credit reserves, consisting of a net release/utilization of $56 million in Global Consumer and a net release/utilization of $33 million in CIB.

Credit Reserve Builds (Releases)

	Three Months Ended March 31,
In millions of dollars
	2006	2005
By Product:
U.S. Cards	$(72)	$—
U.S. Retail Distribution	(55)	(17)
U.S. Consumer Lending	(31)	(1)
U.S. Commercial Business	(38)	(12)
International Cards	94	(5)
International Consumer Finance	(16)	—
International Retail Banking	(77)	(9)
Smith Barney	1	—
Private Bank	8	(11)
Consumer Other	(1)	(1)

Total Consumer	$(187)	$(56)

Capital Markets and Banking	29	(32)
Transaction Services	4	(1)

Total CIB	$33	$(33)

Total Citigroup	$(154)	$(89)

By Region:
U.S.	$(150)	$(29)
Mexico	5	(16)
EMEA	(15)	7
Japan	9	—
Asia	(4)	(18)
Latin America	1	(33)

Total Citigroup	$(154)	$(89)

Allowance for Credit Losses

In millions of dollars	Mar. 31, 2006	Dec. 31, 2005	Mar. 31, 2005
Allowance for loan losses	$9,505	$9,782	$10,894
Allowance for unfunded lending commitments	900	850	600

Total allowance for loans and unfunded lending commitments	$10,405	$10,632	$11,494

Repositioning Charges

        The Company recorded a $272 million after-tax ($435 million pretax) charge during the 2005 first quarter for repositioning costs. The repositioning charges were predominantly severance-related costs recorded in CIB ($151 million after-tax) and in Global Consumer ($95 million after-tax). These repositioning actions were consistent with the Company's objectives of controlling expenses while continuing to invest in growth opportunities.

Acquisition of Federated Credit Card Portfolio and Credit Card Agreement With Federated Department Stores

        On June 2, 2005, Citigroup announced a long-term agreement with Federated Department Stores, Inc. (Federated) under which the companies will partner to manage Federated's $6.3 billion in credit card receivables, including existing and new accounts, executed in three phases.

        For the first phase, which closed on October 24, 2005, Citigroup acquired Federated's receivables under management, totaling $3.3 billion. For the second phase, which closed on May 1, 2006, additional Federated receivables totaling $1.2 billion were transferred to Citigroup from the previous provider. For the final phase, in the 2006 third quarter, Citigroup expects to acquire the approximately $1.8 billion credit card receivable portfolio of The May Department Stores Company (May), which recently merged with Federated.

        Citigroup is paying a premium of approximately 11.5% to acquire each of the portfolios. The multi-year agreement also provides Federated the ability to participate in the portfolio performance, based on credit sales and certain other performance metrics.    The Federated and May credit card portfolios comprise a total of approximately 17 million active accounts.

        Certain of the above statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 75.

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

Divestiture of CitiCapital's Transportation Finance Business

        On January 31, 2005, the Company completed the sale of CitiCapital's Transportation Finance Business based in Dallas and Toronto to GE Commercial Finance for total cash consideration of approximately $4.6 billion. The sale resulted in an after-tax gain of $111 million ($157 million pretax).

SEGMENT, PRODUCT AND REGIONAL NET INCOME

        The following tables show the net income (loss) for Citigroup's businesses on a segment and product view and on a regional view:

Citigroup Net Income—Segment and Product View

	First Quarter		% Change
In millions of dollars
	2006	2005(1)	1Q06 vs. 1Q05
Global Consumer
U.S. Cards	$926	$778	19%
U.S. Retail Distribution	515	564	(9)
U.S. Consumer Lending	437	486	(10)
U.S. Commercial Business	126	252	(50)

Total U.S. Consumer(2)	$2,004	$2,080	(4)%

International Cards	$291	$302	(4)%
International Consumer Finance	168	139	21
International Retail Banking	677	498	36

Total International Consumer	$1,136	$939	21%

Other	$(67)	$(176)	62%

Total Global Consumer	$3,073	$2,843	8%

Corporate and Investment Banking
Capital Markets and Banking	$1,618	$1,439	12%
Transaction Services	323	245	32
Other	(12)	(5)	NM

Total Corporate and Investment Banking	$1,929	$1,679	15%

Global Wealth Management
Smith Barney	$168	$197	(15)%
Private Bank	119	122	(2)

Total Global Wealth Management	$287	$319	(10)%

Alternative Investments	$353	$362	(2)%
Corporate/Other	(87)	(88)	1

Income from Continuing Operations	$5,555	$5,115	9%
Income from Discontinued Operations(3)	84	326	(74)

Total Net Income	$5,639	$5,441	4%

(1)
Reclassified to conform to the current period's presentation. See Note 4 to the Consolidated Financial Statements on page 85 for assets by segment.

(2)
U.S. disclosure includes Canada and Puerto Rico.

(3)
See Note 3 to the Consolidated Financial Statements on page 83.

NM Not meaningful

Citigroup Net Income—Regional View

	First Quarter		% Change
In millions of dollars
	2006	2005(1)	1Q06 vs. 1Q05
U.S.(2)
Global Consumer	$1,937	$1,904	2%
Corporate and Investment Banking	515	893	(42)
Global Wealth Management	228	273	(16)

Total U.S.	$2,680	$3,070	(13)%

Mexico
Global Consumer	$358	$277	29%
Corporate and Investment Banking	78	83	(6)
Global Wealth Management	8	13	(38)

Total Mexico	$444	$373	19%

Latin America
Global Consumer	$58	$54	7%
Corporate and Investment Banking	202	145	39
Global Wealth Management	3	7	(57)

Total Latin America	$263	$206	28%

EMEA
Global Consumer	$185	$122	52%
Corporate and Investment Banking	635	188	NM
Global Wealth Management	3	(1)	NM

Total EMEA	$823	$309	NM

Japan
Global Consumer	$188	$175	7%
Corporate and Investment Banking	85	48	77
Global Wealth Management	—	(8)	100

Total Japan	$273	$215	27%

Asia
Global Consumer	$347	$311	12%
Corporate and Investment Banking	414	322	29
Global Wealth Management	45	35	29

Total Asia	$806	$668	21%

Alternative Investments	$353	$362	(2)%
Corporate/Other	(87)	(88)	1

Income from Continuing Operations	$5,555	$5,115	9%
Income from Discontinued Operations(3)	84	326	(74)

Total Net Income	$5,639	$5,441	4%

Total International	$2,609	$1,771	47%

(1)
Reclassified to conform to the current period's presentation.

(2)
Excludes Alternative Investments and Corporate/Other, which are predominantly related to the U.S. The U.S. regional disclosure includes Canada and Puerto Rico. Global Consumer for the U.S. includes Other Consumer.

(3)
See Note 3 to the Consolidated Financial Statements on page 83.

NM Not meaningful.

SELECTED REVENUE AND EXPENSE ITEMS

Selected Revenue Items

        Net interest revenue of $9.8 billion decreased $354 million, or 4%, from the 2005 first quarter, primarily reflecting an increase in interest paid on deposits due to higher rates and balances.

        Total commissions, asset management and administration fees, and other fee revenues of $6.6 billion increased by $710 million, or 12%, compared to the 2005 first quarter. This was primarily attributable to increased investment banking fees, volumes and assets under custody in CIB.

        Principal transactions revenue of $2.1 billion was down $98 million, or 4%, from the first quarter of 2005. Realized gains from sales of investments were up $136 million, or 56%, to $379 million in the 2006 first quarter; this was primarily due to the sale of the remaining 12.3 million shares of St. Paul Travelers during the quarter. Other revenue of $2.5 billion increased $558 million, or 28%, from the 2005 first quarter.

Operating Expenses

        Total operating expenses were $13.4 billion for the 2006 first quarter, up $2.0 billion, or 17%, from the comparable 2005 period. The increase was primarily due to the adoption of SFAS 123(R) and an increase in incentive compensation in CIB, primarily Capital Markets and Banking.

        Global Consumer reported a 9% increase in total expenses from the 2005 first quarter, led by U.S. Consumer, due to increased business volumes and investments in new branches. International Consumer expenses increased $199 million versus the first quarter of 2005, primarily due to branch expansion and increased sales staff, and an increase in profit sharing in Mexico in International Retail Banking. CIB expenses increased 30% from the 2005 first quarter, primarily due to the implementation of SFAS 123(R). Global Wealth Management expenses increased 22% as compared to the prior year's three-month period, also primarily related to SFAS 123(R) implementation. Alternative Investments expenses increased 72% from the 2005 period, primarily resulting from higher employee-related expenses.

Provisions for Credit Losses and for Benefits and Claims

        The provision for credit losses decreased $367 million, or 20%, from the 2005 first quarter to $1.4 billion. Policyholder benefits and claims in the 2006 first quarter increased $10 million, or 5%, from the 2005 first quarter.

        Global Consumer provisions for loan losses and for benefits and claims of $1.7 billion in the 2006 first quarter were down $434 million, or 21%, from the 2005 first quarter. This was due to lower bankruptcy filings and a continued favorable credit environment that drove the net credit loss ratio down. Total net credit losses were $1.633 billion, and the related loss ratio was 1.46% in the first quarter of 2006, as compared to $1.925 billion and 1.83% in the 2005 first quarter. The consumer loan delinquency ratio (90 days or more past due) decreased to 1.31% at March 31, 2006 from 1.83% at March 31, 2005. See page 50 for a reconciliation of total consumer credit information.

        Corporate and Investment Banking provision for credit losses in the 2006 first quarter was up $56 million from the 2005 first quarter. The Company increased CIB's reserve for credit losses by $50 million for unfunded lending commitments in the 2006 first quarter due to an increase in exposures and credit risk in the portfolio.

        Corporate cash-basis loans at March 31, 2006 and 2005 were $821 million and $1.7 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $144 million and $127 million, respectively. The decrease in corporate cash-basis loans from March 31, 2005, was related to improvements in the overall credit environment and write-offs, as well as sales of loans and paydowns in the portfolio.

Income Taxes

        The Company's effective tax rate on continuing operations was 21.5% in the 2006 first quarter, compared to 32.0% in the 2005 first quarter. The 2006 first quarter includes a tax benefit in continuing operations of $598 million related to the resolution of the Federal Tax Audit for the years 1999 through 2002.

Regulatory Capital

        Total capital (Tier 1 and Tier 2) was $109.7 billion and $106.4 billion, or 11.80% and 12.02% of net risk-adjusted assets at March 31, 2006 and December 31, 2005, respectively. Tier 1 capital was $79.9 billion, or 8.60% of net risk-adjusted assets at March 31, 2006, compared to $77.8 billion, or 8.79%, at December 31, 2005.

ACCOUNTING CHANGES AND FUTURE APPLICATION OF ACCOUNTING STANDARDS

        See Note 1 to the Consolidated Financial Statements on page 81 for a discussion of Accounting Changes and the Future Application of Accounting Standards.

SIGNIFICANT ACCOUNTING POLICIES

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified five policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations, Income Taxes and Legal Reserves. The Company, in consultation with the Audit and Risk Management Committee of the Board of Directors, has reviewed and approved these significant accounting policies, which are further described in the Company's 2005 Annual Report on Form 10-K.

The net income line in the following business segment and operating unit discussions excludes discontinued operations. Income from discontinued operations is included within the Corporate/Other business segment. See Notes 3 and 4 to the Consolidated Financial Statements on pages 83 and 85, respectively.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

GLOBAL CONSUMER

* Excludes Other Consumer loss of $67 million.	* Excludes Other Consumer loss of $67 million.

        Citigroup's Global Consumer Group provides a wide array of banking, lending, insurance and investment services through a network of 7,440 branches, 12,167 ATMs, 731 Automated Lending Machines (ALMs), the Internet, telephone and mail, and the Primerica Financial Services salesforce. Global Consumer serves more than 200 million customer accounts, providing products and services to meet the financial needs of both individuals and small businesses.

	First Quarter		% Change
In millions of dollars
	2006	2005	1Q06 vs. 1Q05
Revenues, net of interest expense	$11,955	$12,118	(1)%
Operating expenses	6,357	5,846	9
Provisions for loan losses and for benefits and claims	1,668	2,102	(21)

Income before taxes and minority interest	$3,930	$4,170	(6)%
Income taxes	847	1,314	(36)
Minority interest, net of taxes	10	13	(23)

Net income	$3,073	$2,843	8%

Average assets (in billions of dollars)	$561	$523	7%
Return on assets	2.22%	2.20%
Average risk capital(1)	$27,714	$26,350	5%
Return on risk capital(1)	45%	44%
Return on invested capital(1)	21%	19%

(1)
See footnote 3 to the table on page 4.

U.S. CONSUMER

        U.S. Consumer is composed of four businesses: Cards, Retail Distribution, Consumer Lending and Commercial Business.

	First Quarter		% Change
In millions of dollars
	2006	2005	Q06 vs. 1Q05
Revenues, net of interest expense	$7,260	$7,963	(9)%
Operating expenses	3,569	3,337	7
Provisions for loan losses and for benefits and claims	901	1,429	(37)

Income before taxes and minority interest	$2,790	$3,197	(13)%
Income taxes	777	1,104	(30)
Minority interest, net of taxes	9	13	(31)

Net income	$2,004	$2,080	(4)%

Average assets (in billions of dollars)	$379	$348	9%
Return on assets	2.14%	2.42%
Average risk capital(1)	$15,069	$13,838	9%
Return on risk capital(1)	54%	61%
Return on invested capital(1)	24%	25%

(1)
See footnote 3 to the table on page 4.

U.S. Cards

        U.S. Cards is one of the largest providers of credit cards in North America, with more than 130 million customer accounts in the United States, Canada and Puerto Rico. In addition to MasterCard (including Diners), Visa, and American Express, U.S. Cards is the largest provider of credit card services to the oil and gas industry and the leading provider of consumer private-label credit cards and commercial accounts on behalf of merchants such as Sears, The Home Depot, Sears, Federated, Dell Computer, Radio Shack, Staples and Zales Corporation.

        Revenues are primarily generated from net interest revenue on receivables, interchange fees on purchase sales and other delinquency or services fees.

	First Quarter		% Change
In millions of dollars
	2006	2005	1Q06 vs. 1Q05
Revenues, net of interest expense	$3,234	$3,455	(6)%
Operating expenses	1,532	1,500	2
Provision for loan losses and for benefits and claims	395	756	(48)

Income before taxes and minority interest	$1,307	$1,199	9%
Income taxes and minority interest, net of taxes	381	421	(10)

Net income	$926	$778	19%

Average assets (in billions of dollars)	$63	$71	(11)%
Return on assets	5.96%	4.44%
Average risk capital(1)	$5,563	$5,638	(1)%
Return on risk capital(1)	68%	56%
Return on invested capital(1)	28%	23%

Key indicators—on a managed basis: (in billions of dollars)
Return on managed assets	2.59%	2.12%
Purchase sales	$68.4	$61.7	11%
Managed average yield(2)	14.16%	13.58%
Managed net interest margin(2)	10.48%	11.03%

(1)
See footnote 3 to the table on page 4.

(2)
As a percentage of average managed loans.

1Q06 vs. 1Q05

        Revenues, net of interest expense, declined as the positive impact of 11% growth in purchase sales and the addition of the Federated portfolio in the 2005 fourth quarter was more than offset by continued net interest margin compression and higher rewards program costs related to the 2005 fourth quarter change to conform accounting practices for customer rewards. The net interest margin compression was driven by a combination of increased payment rates, higher cost of funds, and the mix of average managed receivable balances. Operating expenses increased, primarily reflecting the addition of the Federated portfolio and the adoption of SFAS 123(R) in the 2006 first quarter, partially offset by the absence of 2005 first quarter repositioning expenses and a decline in advertising and marketing expenses, largely reflecting the timing of advertising campaigns.

        Provision for loan losses and for benefits and claims declined, primarily reflecting a decline in net credit losses due to lower bankruptcies, the positive credit environment and higher loan loss reserve releases of $72 million.

        Net Income also reflected an $89 million tax benefit resulting from the resolution of the Federal Tax Audit.

U.S. Retail Disribution

        U.S. Retail Distribution provides banking, lending, investment and insurance products and services to customers through 906 Citibank branches, 2,299 CitiFinancial branches, the Primerica Financial Services (PFS) salesforce, the Internet, direct mail and telesales. Revenues are primarily derived from net interest revenue on loans and deposits and from fees on banking, insurance and investment products.

	First Quarter
In millions of dollars			% Change 1Q06 vs. 1Q05
	2006	2005
Revenues, net of interest expense, by business:
Citibank branches	$737	$853	(14)%
CitiFinancial branches	1,008	1,053	(4)
Primerica Financial Services	551	551	—

Revenues, net of interest expense	$2,296	$2,457	(7)%
Operating expenses	1,221	1,085	13
Provisions for loan losses and for benefits and claims	387	491	(21)

Income before taxes	$688	$881	(22)%
Income taxes	173	317	(45)

Net income	$515	$564	(9)%

Net income by business:
Citibank branches	$100	$185	(46)%
CitiFinancial branches	265	245	8
Primerica Financial Services	150	134	12

Net income	$515	$564	(9)%

Average assets (in billions of dollars)	$66	$63	5%
Return on assets	3.16%	3.63%
Average risk capital(1)	$3,459	$2,940	18%
Return on risk capital(1)	60%	78%
Return on invested capital(1)	23%	20%

Key indicators: (in billions of dollars)
Average loans	$42.5	$39.4	8%
Average deposits	125.6	118.8	6
EOP Investment AUMs	75.0	67.3	11

(1)
See footnote 3 to the table on page 4.

1Q06 vs. 1Q05

        Revenues, net of interest expense, decreased primarily due to the absence of a $110 million gain in the 2005 first quarter related to the resolution of the Glendale litigation. Growth in deposits and loans, up 6% and 8% respectively, and increased investment product sales were more than offset by net interest margin compression. This resulted in part from a shift in customer liabilities from savings and other demand deposits to certificates of deposit.

        Operating expense growth was primarily due to higher volume-related expenses, increased investment spending driven by 36 new branch openings, and the impact of SFAS 123(R). The impact of the FAB acquisition also contributed to higher expenses in the quarter.

        Provisions for loan losses and for benefits and claims decreased primarily due to lower bankruptcy filings.    CitiFinancial Branches also had higher loan loss reserve releases of $38 million. The net credit loss ratio declined 70 basis points to 2.66%, reflecting the favorable credit environment.

        Deposit growth reflected balance increases in certificates of deposit, premium checking, and partly rate-sensitive money market products, as well as the impact of the FAB acquisition. Loan growth reflected improvements in all channels and products. Investment product sales increased 26%, driven by increased volumes.

        Net income also reflected a $51 million tax reserve release resulting from the resolution of the Federal Tax Audit.

U.S. Consumer Lending

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

	First Quarter
In millions of dollars			% Change 1Q06 vs. 1Q05
	2006	2005
Revenues, net of interest expense, by business:
Real Estate Lending	$843	$924	(9)%
Student Loans	117	132	(11)
Auto	300	317	(5)

Revenues, net of interest expense	$1,260	$1,373	(8)%
Operating expenses	453	411	10
Provisions for loan losses and for benefits and claims	143	182	(21)

Income before taxes and minority interest	$664	$780	(15)%
Income taxes	218	281	(22)
Minority interest, net of taxes	9	13	(31)

Net income	$437	$486	(10)%

Net income by business:
Real Estate Lending	$328	$363	(10)%
Student Loans	38	52	(27)
Auto	71	71	—

Net income	$437	$486	(10)%

Average assets (in billions of dollars)	$209	$178	17%
Return on assets	0.85%	1.11%
Average risk capital(1)	$3,732	$3,291	13%
Return on risk capital(1)	47%	60%
Return on invested capital(1)	27%	38%

Key indicators: (in billions of dollars)
Net interest margin:(2)
Real Estate Lending	2.20%	2.76%
Student Loans	1.71	2.18
Auto	9.22	11.36
Originations:
Real Estate Lending	$32.4	$25.9	25%
Student Loans	2.9	2.6	12
Auto	2.0	1.4	43

(1)
See footnote 3 to the table on page 4.

(2)
As a percentage of average loans.

1Q06 vs. 1Q05

        Revenues, net of interest expense, declined as an 18% increase in average loan volumes was offset by net interest margin compression, lower gains on securitizations of real estate loans, and lower net mortgage servicing revenues. Average loan growth reflected a strong increase in originations across all businesses, driven by a 17% increase in prime mortgage originations and home equity loans.

        Operating expenses increased primarily due to higher loan origination volumes, the continued integration of the real estate businesses, and the impact of SFAS 123(R) charges of $8 million.

        Provisions for loan losses and for benefits and claims decreased due to a continued favorable credit environment. The 90 days-past-due ratio declined across all product categories.

        Net income also reflected a $31 million tax reserve release resulting from the resolution of the Federal Tax Audit.

U.S. Commercial Business

        U.S. Commercial Business provides equipment leasing, financing, and banking services to small- and middle-market businesses ($5 million to $500 million in annual revenues) and financing for investor-owned multifamily and commercial properties. Revenues are composed of net interest revenue and fees on loans and leases.

			% Change
	First Quarter
In millions of dollars			1Q06 vs. 1Q05
	2006	2005
Revenues, net of interest expense	$470	$678	(31)%
Operating expenses	363	341	6
Provision for loan losses	(24)	—	—

Income before taxes and minority interest	$131	$337	(61)%
Income taxes and minority interest, net of taxes	5	85	(94)

Net income	$126	$252	(50)%

Average assets (in billions of dollars)	$41	$36	14%
Return on assets	1.25%	2.84%
Average risk capital(1)	$2,315	$1,969	18%
Return on risk capital(1)	22%	52%
Return on invested capital(1)	11%	37%

Key indicators: (in billions of dollars):
Average earning assets	$35.7	$31.5	13%

(1)
See footnote 3 to the table on page 4.

1Q06 vs. 1Q05

        Revenues, net of interest expense, declined primarily due to the absence of a $161 million gain on the sale of the CitiCapital Transportation Finance business in the 2005 first quarter. Strong growth in core loan and deposit balances, up 23% and 25%, respectively, and the impact of the FAB acquisition were more than offset by the continuing impact of net interest margin compression.

        Operating expenses increased primarily due to the impact of the FAB acquisition and the SFAS 123(R) charges of $12 million, partially offset by lower expenses from the absence of the transportation finance businesses sold in the prior year.

        Provision for loan losses decreased primarily due to higher loan loss reserve releases of $26 million, a stable credit environment, and the continued liquidation of non-core portfolios.

        Net Income also reflected a $4 million tax reserve release resulting from the resolution of the Federal Tax Audit.

        Deposit and core loan growth reflected strong transaction volumes and balances across all business units and the impact of the FAB acquisition, partially offset by declines in the liquidating portfolio.

INTERNATIONAL CONSUMER

        International Consumer is composed of three businesses: Cards, Consumer Finance and Retail Banking.

			% Change
	First Quarter
In millions of dollars			1Q06 vs. 1Q05
	2006	2005
Revenues, net of interest expense, by region:
Mexico	$1,149	$960	20%
Latin America	326	257	27
EMEA	1,270	1,248	2
Japan	775	821	(6)
Asia	1,189	1,072	11

Revenues, net of interest expense	$4,709	$4,358	8%
Operating expenses	2,621	2,422	8
Provisions for loan losses and for benefits and claims	767	673	14

Income before taxes and minority interest	$1,321	$1,263	5%
Income taxes	184	324	(43)
Minority interest, net of taxes	1	—	—

Net income	$1,136	$939	21%

Net income by region
Mexico	$358	$277	29%
Latin America	58	54	7
EMEA	185	122	52
Japan	188	175	7
Asia	347	311	12

Net income	$1,136	$939	21%

Average assets (in billions of dollars)	$173	$165	5%
Return on assets	2.66%	2.31%
Average risk capital(1)	$12,645	$12,512	1%
Return on risk capital(1)	36%	30%
Return on invested capital(1)	18%	15%

(1)
See footnote 3 to the table on page 4.

International Cards

        International Cards provides MasterCard-, Visa- and Diners-branded credit and charge cards, as well as private label cards and co-branded cards, to more than 26 million customer accounts in 43 countries outside of the U.S. and Canada. Revenues are primarily generated from net interest revenue on receivables, interchange fees on purchase sales and other delinquency or service fees.

			% Change
	First Quarter
In millions of dollars			1Q06 vs. 1Q05
	2006	2005
Revenues, net of interest expense, by region:
Mexico	$405	$269	51%
Latin America	96	68	41
EMEA	294	294	—
Japan	70	73	(4)
Asia	415	401	3

Revenues, net of interest expense	$1,280	$1,105	16%
Operating expenses	617	568	9
Provision for loan losses	312	155	NM

Income before taxes and minority interest	$351	$382	(8)%
Income taxes	60	79	(24)
Minority interest, net of taxes	—	1	(100)

Net income	$291	$302	(4)%

Net income by region:
Mexico	$149	$127	17%
Latin America	35	25	40
EMEA	32	32	—
Japan	21	17	24
Asia	54	101	(47)

Net income	$291	$302	(4)%

Average assets (in billions of dollars)	$28	$25	12%
Return on assets	4.21%	4.90%
Average risk capital(1)	$2,073	$1,595	30%
Return on risk capital(1)	57%	77%
Return on invested capital(1)	27%	32%

Key indicators: (in billions of dollars):
Purchase sales	$17.4	$16.1	8%
Average yield(2)	18.61%	17.34%
Net interest margin(2)	12.90%	12.26%

(1)
See footnote 3 to the table on page 4.

(2)
As a percentage of average loans.

NM Not meaningful

1Q06 vs. 1Q05

        Revenues, net of interest expense, increased, driven by an 8% increase in purchase sales and 14% growth in average receivables across the regions.

        Operating expenses increased, reflecting continued investment in organic growth, costs associated with a labor settlement in Korea, the adoption of SFAS 123(R) of $9 million, and volume growth across the region. This was partially offset by the absence of 2005 first quarter repositioning expenses of $13 million.

        Provision for loan losses reflected higher loan loss reserves of $99 million, driven by the industry-wide credit deterioration in Taiwan and an increase in net credit losses in Mexico, reflecting portfolio growth and target market expansion.

        Net Income also reflected a $20 million tax benefit resulting from the resolution of the Federal Tax Audit.

Regional Net Income

        Mexico income increased due to higher sales volumes and average loans, as well as tax benefits of $6 million. Latin America income increased primarily due to volume growth and the benefit of foreign currency translation. Japan income increased primarily due to tax credits of $2 million and the benefit of foreign currency translation. Asia income declined due to an increase in loan loss reserves related to Taiwan and costs associated with a Korea labor settlement, partially offset by higher purchase sales and loan growth. EMEA income remained unchanged as higher purchase sales and volume growth were offset by higher net credit losses and higher expenses.

International Consumer Finance

        International Consumer Finance provides community-based lending services through its branch network, regional sales offices and cross-selling initiatives with International Cards and International Retail Banking. As of March 31, 2006, International Consumer Finance maintained 2,319 sales points composed of 1,588 branches in more than 25 countries and 731 ALMs in Japan. International Consumer Finance offers real-estate-secured loans, unsecured or partially secured personal loans, auto loans, and loans to finance consumer-goods purchases. Revenues are primarily derived from net interest revenue and fees on loan products.

			% Change
	First Quarter
In millions of dollars			1Q06 vs. 1Q05
	2006	2005
Revenues, net of interest expense, by region:
Mexico	$53	$43	23%
Latin America	36	28	29
EMEA	184	189	(3)
Japan	591	627	(6)
Asia	98	61	61

Revenues, net of interest expense	$962	$948	1%
Operating expenses	419	437	(4)
Provision for loan losses	304	315	(3)

Income before taxes and minority interest	$239	$196	22%
Income taxes	71	57	25

Net income	$168	$139	21%

Net income by region:
Mexico	$10	$9	11%
Latin America	—	3	(100)
EMEA	7	(4)	NM
Japan	135	122	11
Asia	16	9	78

Net income	$168	$139	21%

Average assets (in billions of dollars)	$26	$27	(4)
Return on assets	2.62%	2.09%
Average risk capital(1)	$1,165	$934	25%
Return on risk capital(1)	58%	60%
Return on invested capital(1)	19%	16%

Key indicators:
Average yield(2)	19.06%	18.31%
Net interest margin(2)	16.67%	16.36%
Number of sales points:
Other branches	1,263	823
Japan branches	325	405
Japan Automated Loan Machines	731	523

Total	2,319	1,751

(1)
See footnote 3 to the table on page 4.

(2)
As a percentage of average loans.

NM Not meaningful

1Q06 vs. 1Q05

        Revenues, net of interest expense, excluding Japan revenues increased 16%, driven mainly by higher personal loan volumes and higher net interest margins. Japan revenues declined primarily due to the impact of foreign currency translation.

        Operating expense decreased, primarily due to the absence of a 2005 first quarter repositioning charge in EMEA of $38 million and declines in Japan due to the closing of branches and the increased network of ALMs. Expenses in all other regions increased, reflecting the impact of investment spending associated with 130 new branch openings.

        Provision for loan losses declined primarily due to a loan loss reserve release in EMEA and lower net credit losses in Japan related to the sale of previously charged-off assets. This was partially offset by higher personal loan losses in the U.K. The net credit loss ratio increased 16 basis points to 5.78%.

        The decline in average loans was mainly driven by decreases in the personal-loan and real-estate-secured portfolios in Japan and decreases in the real-estate-secured and auto loan portfolios in EMEA. This was partially offset by higher personal loan volumes in Asia, EMEA, and Latin America. In Japan, average loans declined by 12% due to the impact of higher pay-downs, reduced loan demand, and the impact of foreign currency translation.

International Retail Banking

        International Retail Banking delivers a wide array of banking, lending, insurance and investment services through a network of local branches and electronic delivery systems, including ATMs, call centers and the Internet. International Retail Banking serves 47 million customer accounts for individuals and small businesses. Revenues are primarily derived from net interest revenue on deposits and loans, and fees on mortgage, banking, and investment products.

			% Change
	First Quarter
In millions of dollars			1Q06 vs. 1Q05
	2006	2005
Revenues, net of interest expense, by region:
Mexico	$691	$648	7%
Latin America	194	161	20
EMEA	792	765	4
Japan	114	121	(6)
Asia	676	610	11

Revenues, net of interest expense	$2,467	$2,305	7%
Operating expenses	1,585	1,417	12
Provisions for loan losses and for benefits and claims	151	203	(26)

Income before taxes and minority interest	$731	$685	7%
Income taxes	53	188	(72)
Minority interest, net of taxes	1	(1)	NM

Net income	$677	$498	36%

Net income by region:
Mexico	$199	$141	41%
Latin America	23	26	(12)
EMEA	146	94	55
Japan	32	36	(11)
Asia	277	201	38

Net income	$677	$498	36%

Average assets (in billions of dollars)	$119	$113	5%
Return on assets	2.31%	1.79%
Average risk capital(1)	$9,407	$9,983	(6)
Average return on risk capital(1)	29%	20%
Return on invested capital(1)	15%	12%

Key indicators: (in billions of dollars):
Average deposits	$144.5	$135.7	6%
AUMs (EOP)	130.4	105.8	23
Average loans	61.5	62.0	(1)

(1)
See footnote 3 to the table on page 4.

NM
Not meaningful

1Q06 vs. 1Q05

        Revenues, net of interest expense, increased, reflecting higher investment product sales in all regions, higher branch lending revenues in all regions except Asia, and higher deposit revenues in Asia, Latin America and EMEA. Average deposits grew 6%, led by increases of 20% in EMEA and 13% in Mexico. Loan balances declined slightly from the 2005 first quarter as growth in Mexico, Japan and Latin America was offset by a decline in EMEA, due to loan write-offs in the 2005 third quarter, and in Asia, due to the impact of labor actions in Korea. Assets under management increased by 23%.

        Operating expenses increased due to an increase in profit-sharing in Mexico, SFAS 123(R) charges, costs associated with a labor settlement in Korea, and continued expansion of the distribution network that included 72 new branch openings during the quarter. Additionally, there was a net increase of 157 branches since the 2005 first quarter, as well as, on a larger scale, the addition of more than 1,500 Banamex Aqui agents in Mexico.

        Provisions for loan losses and for benefits and claims decreased due to a loan loss reserve release in Korea as a result of an improving credit environment, and a gain from the sale of charged-off assets in Germany, partially offset by higher reserves in Mexico, higher credit losses in EMEA due to the standardization of the global write-off policy in the 2005 third quarter. The standardization of the loan write-off policies resulted in a significant drop in the 90 days past-due ratio, which fell to 1.21% from 3.26% in the 2005 first quarter.

        Net income also reflected a $72 million tax benefit in Mexico related to increased APB 23 benefits and a $55 million benefit from tax reserve releases related to the resolution of the Federal Tax Audit.

Regional Net Income

        Asia income increased, benefiting from higher deposit and investment product sales, a $59 million loan loss reserve release in Korea, and tax benefits of $27 million related to the resolution of the Federal Tax Audit, partially offset by costs associated with the labor settlement. Mexico income increased primarily due to increased APB 23 benefits, partially offset by higher expenses, including an increase in profit sharing. EMEA income increased on stronger investment product sales and lending revenues and a decline in expenses, reflecting the absence of repositioning expenses in the 2005 first quarter of $36 million after-tax. Latin America income declined, primarily due to the impact of foreign currency translation. Japan income declined due to lower deposit revenues; higher expenses, mainly due to the consolidation and compliance activities related to the shutdown of the Japan Private Bank; and the impact of foreign currency translation.

Other Consumer

        Other Consumer includes certain treasury and other unallocated staff functions and global marketing.

	First Quarter
In millions of dollars
	2006	2005
Revenues, net of interest expense	$(14)	$(203)
Operating expenses	167	87

Income (loss) before tax benefits	$(181)	$(290)
Income taxes (benefits)	(114)	(114)

Net income (loss)	$(67)	$(176)

        Revenues and expenses reflect certain unallocated items that are not reported in the Global Consumer operating segments.

        The net income increase was primarily due to the absence of the 2005 first quarter loss on the sale of a Manufactured Housing loan portfolio of $109 million after-tax and tax credits of $40 million, reflecting the resolution of the Federal Tax Audit, partially offset by SFAS 123(R) charges of $17 million after-tax and higher unallocated expenses.

CORPORATE AND INVESTMENT BANKING

*Excludes Other Corporate and Investment Banking loss of $12 million.	*Excludes Other Corporate and Investment Banking loss of $12 million.

        Corporate and Investment Banking (CIB) provides corporations, governments, institutions and investors in approximately 100 countries with a broad range of financial products and services. CIB includes Capital Markets and Banking, Transaction Services and Other CIB.

	First Quarter		% Change
In millions of dollars
	2006	2005	1Q06 vs. 1Q05
Revenues, net of interest expense, by region:
U.S.	$2,923	$2,779	5%
Mexico	186	159	17
Latin America	446	310	44
EMEA	2,296	1,694	36
Japan	296	180	64
Asia	1,132	915	24

Revenues, net of interest expense	$7,279	$6,037	21%
Operating expenses	4,757	3,668	30
Provision for credit losses	—	(56)	100

Income before taxes and minority interest	2,522	2,425	4%
Income taxes	574	735	(22)
Minority interest, net of taxes	19	11	73

Net income	$1,929	$1,679	15%

Net income by region:
U.S.	$515	$893	(42)%
Mexico	78	83	(6)
Latin America	202	145	39
EMEA	635	188	NM
Japan	85	48	77
Asia	414	322	29

Net income	$1,929	$1,679	15%

Average risk capital(1)	$20,593	$20,779	(1)%
Return on risk capital(1)	38%	33%
Return on invested capital(1)	28%	24%

(1)
See footnote 3 to the table on page 4.

NM
Not meaningful.

Capital Markets and Banking

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

			% Change
	First Quarter
In millions of dollars			1Q06 vs. 1Q05
	2006	2005
Revenues, net of interest expense, by region:
U.S.	$2,610	$2,541	3%
Mexico	138	111	24
Latin America	300	193	55
EMEA	1,808	1,266	43
Japan	271	165	64
Asia	769	623	23

Revenues, net of interest expense	$5,896	$4,899	20%
Operating expenses	3,803	2,859	33
Provision for credit losses	(5)	(46)	89

Income before taxes and minority interest	$2,098	$2,086	1%
Income taxes	461	637	(28)
Minority interest, net of taxes	19	10	90

Net income	$1,618	$1,439	12%

Net income by region:
U.S.	$515	$878	(41)%
Mexico	64	65	(2)
Latin America	151	104	45
EMEA	530	123	NM
Japan	80	49	63
Asia	278	220	26

Net income	$1,618	$1,439	12%

Average risk capital(1)	$19,123	$19,344	(1)%
Return on risk capital(1)	34%	30%
Return on invested capital(1)	26%	23%

(1)
See footnote 3 to the table on page 4.

NM
Not meaningful.

1Q06 vs. 1Q05

        Revenues, net of interest expense, increased, driven by broad-based performance across products and regions. Equity Markets revenues increased, driven by strong growth globally, including cash trading, derivatives products and convertibles. Fixed Income Markets revenue increases reflected growth in emerging markets trading, municipals, and credit products. Investment Banking revenue growth was driven by higher debt underwriting and advisory fees. Lending revenue declined, as improved credit conditions led to lower hedging results.

        Operating expenses growth was primarily driven by higher compensation expenses, which included higher production-driven incentive compensation and $439 million of compensation expense related to the adoption of SFAS 123(R).

        The provision for credit losses increased, reflecting the absence of loan loss reserve releases recorded in the prior year.

Regional Net Income

        Net income in the U.S. decreased primarily due to higher compensation expenses (higher production-driven incentive compensation and the impact of SFAS 123(R) charges), as well as lower Lending and Fixed Income Markets revenues; these were partially offset by higher Equities Markets revenues and tax benefits from the resolution of the Federal Tax Audit.

        Mexico net income was unchanged as the absence of a loan loss recovery recorded in the prior-year period was offset by strong revenue growth in Fixed Income and Equity Markets. Credit conditions remained stable.

        Latin America net income increased primarily due to strong revenue growth in Equity and Fixed Income Markets activities in Brazil, as well as tax benefits from the resolution of the Federal Tax Audit; these were partially offset by the absence of prior year loan loss reserve releases and the impact from SFAS 123(R) charges. Credit conditions remained favorable.

        EMEA net income increased, driven by double-digit revenue growth across all major product lines and geographies on higher volumes and growth in customer activity, the absence of prior year repositioning expenses, and tax benefits from the resolution of the Federal Tax Audit. Results also include the impact from SFAS 123(R) charges.

        Net income in Japan increased strongly due to growth in Fixed Income Markets, partially offset by higher expenses.

        Net income in Asia increased, driven by double-digit revenue growth in Equity and Fixed Income Markets, as well as tax benefits from the resolution of the Federal Tax Audit, partially offset by the impact from SFAS 123(R) charges. Credit conditions remained favorable.

Transaction Services

        Transaction Services is composed of Cash Management, Trade Services & Finance (Trade) and Securities & Funds Services (SFS). Cash Management and Trade Services provide comprehensive cash management and trade finance for corporations and financial institutions worldwide. SFS provides custody and fund services to investors such as insurance companies and pension funds, clearing services to intermediaries such as broker/dealers, and depository and agency/trust services to multinational corporations and governments globally. Revenue is generated from fees for transaction processing, net interest revenue on Trade, loans and deposits in Cash Management and SFS, and fees on assets under custody in SFS.

	First Quarter		% Change
In millions of dollars
	2006	2005	1Q06 vs. 1Q05
Revenues, net of interest expense, by region:
U.S.	$312	$237	32%
Mexico	48	48	—
Latin America	146	117	25
EMEA	488	428	14
Japan	25	15	67
Asia	363	292	24

Revenues, net of interest expense	$1,382	$1,137	22%
Operating expenses	949	803	18
Provision for credit losses	5	(13)	NM

Income before taxes and minority interest	$428	$347	23%
Income taxes	105	101	4
Minority interest, net of taxes	—	1	(100)

Net income	$323	$245	32%

Net income by region:
U.S.	$12	$20	(40)%
Mexico	14	18	(22)
Latin America	51	41	24
EMEA	105	65	62
Japan	5	(1)	NM
Asia	136	102	33

Net income	$323	$245	32%

Average risk capital(1)	$1,470	$1,435	2%
Return on risk capital(1)	89%	69%
Return on invested capital(1)	50%	40%

Key indicators:
Liability balances (average in billions of dollars)	$158	$139	14%
Assets under custody at period end (in trillions of dollars)	8.8	8.0	10

(1)
See footnote 3 to the table on page 4.

NM Not meaningful.

1Q06 vs. 1Q05

        Revenues, net of interest expense, increased, reflecting growth in liability balances, assets under custody, and rising interest rates in Cash Management and SFS. Average liability balances grew 14% to $158 billion primarily due to increases in EMEA and the U.S., reflecting positive flow from new and existing customers.

        Cash Management revenue increased, reflecting growth across all regions except Mexico from higher liability balances, higher interest rates, and increased revenues from new sales.

        Securities & Funds Services revenue increased, reflecting growth across all regions, higher assets under custody, and the impact of acquisitions. Assets under custody reached $8.8 trillion, an increase of $0.8 trillion, or 10%, driven by strong sales momentum, higher equity market values, and the inclusion of ABN Amro and UNISEN assets under custody.

        Trade Services & Finance revenue increased primarily due to double-digit revenue growth in EMEA and the U.S., partially offset by Mexico and Latin America.

        The change in the provision for credit losses of $18 million was primarily attributable to a reserve build of $5 million in 2006, compared to reserve releases of $13 million in 2005.

        Operating expenses increased due to organic business growth, acquisitions, and investment spending.

        Cash-basis loans, which are primarily trade finance receivables, were $76 million and $77 million at March 31, 2006 and 2005, respectively.

Regional Net Income

        Net income in the U.S. decreased primarily due to higher expenses from acquisitions and continued investment spending, which was partially offset by growth in liability balances, higher interest rates, and the resolution of the Federal Tax Audit.

        Mexico net income decreased primarily due to higher expenses, and declining interest rates.

        Latin America net income increased on liability balance growth and the resolution of the Federal Tax Audit.

        EMEA net income increased primarily due to increases in liability balances, assets under custody and higher interest rates. Results also included the benefit of the resolution of the Federal Tax Audit.

        Asia net income increased primarily due to higher customer volumes, growth in liability balances and assets under custody, higher interest rates, and the resolution of the Federal Tax Audit.

        Japan net income increased due to higher liability balances and assets under custody.

Other CIB

        Other CIB includes offsets to certain line items reported in other CIB segments, certain non-recurring items and tax amounts not allocated to CIB products.

	First Quarter
In millions of dollars
	2006	2005
Revenues, net of interest expense	$1	$1
Operating expenses	5	6
Provision for credit losses	—	3

Income (loss) before income taxes (benefits)	$(4)	$(8)
Income taxes (benefits)	8	(3)

Net income (loss)	$(12)	$(5)

1Q06 vs. 1Q05

        The net loss of $12 million in the 2006 first quarter, compared to a net loss of $5 million in the prior-year quarter, is primarily due to higher taxes, partially offset by lower credit provisions.

GLOBAL WEALTH MANAGEMENT

        Global Wealth Management is composed of the Smith Barney Private Client businesses (branded Citigroup Wealth Advisors outside the U.S.), Citigroup Private Bank, and Citigroup Investment Research.

	First Quarter		% Change
In millions of dollars
	2006	2005	1Q06 vs. 1Q05
Revenues, net of interest expense by region:
U.S.	$2,154	$1,872	15%
Mexico	31	31	—
Latin America	43	58	(26)
EMEA	75	71	6
Japan	—	22	(100)
Asia	180	119	51

Revenues, net of interest expense	$2,483	$2,173	14%
Operating expenses	2,055	1,690	22
Provision for loan losses	5	(16)	NM

Income before taxes	$423	$499	(15)%
Income taxes	136	180	(24)

Net income	$287	$319	(10)%

Net income (loss) by region:
U.S.	$228	$273	(16)%
Mexico	8	13	(38)
Latin America	3	7	(57)
EMEA	3	(1)	NM
Japan	—	(8)	100
Asia	45	35	29

Net income	$287	$319	(10)%

Average risk capital(1)	$2,539	$1,993	27%
Return on risk capital(1)	46%	65%
Return on invested capital(1)	29%	53%

(1)
See footnote 3 to the table on page 4.

NM Not meaningful.

Smith Barney

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

	First Quarter		% Change
In millions of dollars
	2006	2005	1Q06 vs. 1Q05
Revenues, net of interest expense	$1,987	$1,669	19%
Operating expenses	1,720	1,351	27
Provision for loan losses	1	—	—

Income before taxes	$266	$318	(16)%
Income taxes	98	121	(19)

Net income	$168	$197	(15)%

Average risk capital(1)	$1,457	$876	66%
Return on risk capital(1)	47%	91%
Return on invested capital(1)	24%	63%

Key indicators: (in billions of dollars)
Total assets under fee-based management	$319	$239	33%
Total Smith Barney client assets	$1,167	$969	20
Financial advisors (#)	13,321	12,189	9
Annualized revenue per financial advisor (in thousands of dollars)	$597	$556	7

(1)
The increase in average risk capital from the 2005 first quarter was primarily attributed to methodology changes implemented during the 2006 first quarter. See footnote 3 to the table on page 4.

1Q06 vs. 1Q05

        Revenues, net of interest expense, increased primarily due to a 32% increase in fee-based revenues and a 4% increase in transactional revenues, reflecting increased customer volumes and the acquisition of the Legg Mason retail brokerage business.

        Operating expenses increased due mainly to higher compensation expense, including SFAS 123(R) charges of $177 million, and integration costs of the Legg Mason retail brokerage business. The SFAS 123(R) charge consisted of $129 million related to the January 2006 grant and $48 million related to the 2006 first quarter accrual for the estimated cost of awards to be granted through January 2007.

        Total assets under fee-based management were $319 billion as of March 31, 2006, up $80 billion or 33%, from the prior-year period. Total client assets, including assets under fee-based management, of $1,167 billion increased $198 billion, or 20%, compared to the prior-year quarter. This reflected organic growth and the addition of Legg Mason client assets. Net inflows were $3 billion compared to $13 billion in the prior-year quarter. Smith Barney had 13,321 financial consultants as of March 31, 2006, compared with 12,189 as of March 31, 2005. Annualized revenue per financial consultant of $597,000 increased 7% from the prior-year quarter.

Private Bank

        Private Bank provides personalized wealth management services for high-net-worth clients in 33 countries and territories. These services include comprehensive investment management (investment funds management, capital markets solutions, trust, fiduciary and custody services), investment finance (credit services including real estate financing, commitments and letters of credit) and banking services (deposit, checking and savings accounts, as well as cash management and other traditional banking services).

	First Quarter		% Change
In millions of dollars
	2006	2005	1Q06 vs. 1Q05
Revenues, net of interest expense, by region:
U.S.	$210	$203	3%
Mexico	31	31	—
Latin America	43	58	(26)
EMEA	70	71	(1)
Japan	—	22	(100)
Asia	142	119	19

Revenues, net of interest expense	$496	$504	(2)%
Operating expenses	335	339	(1)
Provision for loan losses	4	(16)	NM

Income before taxes	$157	$181	(13)%
Income taxes	38	59	(36)

Net income	$119	$122	(2)%

Net income (loss) by region:
U.S.	$66	$76	(13)%
Mexico	8	13	(38)
Latin America	3	7	(57)
EMEA	2	(1)	NM
Japan	—	(8)	100
Asia	40	35	14

Net income (loss)	$119	$122	(2)%

Average risk capital(1)	$1,082	$1,117	(3)%
Return on risk capital(1)	45%	44%
Return on invested capital(1)	42%	42%

Key indicators: (in billions of dollars)
Client assets under fee-based management	$50	$49	2%
Other client activity	172	169	2

Total client business volumes	$222	$218	2%

(1)
See footnote 3 to the table on page 4.

NM Not meaningful.

1Q06 vs. 1Q05

        Revenues, net of interest expense, declined as growth in recurring fee-based and net interest revenues was offset by lower transactional revenue.

        U.S.    revenue increased, as strong growth in lending volumes was partially offset by net interest revenue compression.

        Mexico revenue was flat, as an increase in banking revenue was offset by lower capital markets revenue.

        Latin America revenue decreased, primarily driven by lower capital markets revenue and spread compression in the lending portfolio.

        EMEA revenue decreased, as higher capital markets revenue was partially offset by the transfer of the CWA business to Smith Barney.

        Asia revenue increased, reflecting strong capital markets activity.

        Operating expenses declined, primarily reflecting the absence of Japan expenses in the 2006 first quarter, which offset SFAS 123(R) charges of $19 million.

        Provision for loan losses was $4 million in the 2006 first quarter compared to a $16 million release in the 2005 first quarter. The provision in the 2005 first quarter reflected a reduction in the allowance for loan losses and net recoveries in EMEA.

        Client business volumes increased $4 billion, or 2%, as a decline of $12 billion in Japan was offset by growth of $16 billion, or 8%, in other regions. Growth was led by an increase of $2 billion in custody assets, which were higher in the U.S. and Asia, offsetting a decline in Japan. Managed assets increased $1 billion, mainly driven by positive net flows in Asia, offsetting a decline in Japan. Banking and fiduciary deposits increased $1 billion, with growth in Asia and Europe partially offset by a decline in Japan. Investment finance volumes were flat, reflecting a decline in Japan offset by growth in U.S. real estate and tailored lending.

ALTERNATIVE INVESTMENTS

        Alternative Investments (AI) manages capital on behalf of Citigroup, as well as for third-party institutional and high-net-worth investors. AI is an integrated alternative investment platform that manages a wide range of products across five asset classes, including private equity, hedge funds, real estate, structured products and managed futures. AI's business model is to enable its 14 investment centers to retain entrepreneurial qualities required to capitalize on evolving opportunities, while benefiting from the intellectual, operational and financial resources of Citigroup.

	First Quarter		% Change
In millions of dollars
	2006	2005	1Q06 vs. 1Q05
Net realized and net change in unrealized gains	$563	$706	(20)%
Fees, dividends and interest	49	81	(40)
Other	(28)	17	NM

Total proprietary investment activities revenues	$584	$804	(27)%
Client revenues(1)	91	62	47

Total revenues, net of interest expense	$675	$866	(22)%
Operating expenses	181	105	72

Income before taxes and minority interest	$494	$761	(35)%

Income taxes	$111	$267	(58)%
Minority interest, net of taxes	30	132	(77)

Net income	$353	$362	(2)%

Average risk capital(2)	$4,547	$4,089	11%
Return on risk capital(2)	32%	36%
Return on invested capital(2)	28%	34%

Key indicators: (in billions of dollars)
Capital under management:
Client	$28.2	$20.2	40%
Proprietary	11.1	8.8	26

Total	$39.3	$29.0	36%

(1)
Includes fee income.

(2)
See footnote 3 to the table on page 4.

NM Not meaningful

1Q06 vs. 1Q05

        Total proprietary revenues, net of interest expense, were composed of revenues from private equity of $213 million, other investment activity of $264 million and hedge funds of $107 million. Private equity revenue declined $539 million from the first quarter 2005, primarily driven by the absence of prior-year realized gains from the sale of portfolio assets. Other investment activities revenue increased $242 million from the first quarter 2005, largely due to realized gains from the liquidation of Citigroup's investment in St. Paul shares. Hedge fund revenue increased $77 million, largely due to a higher net change in unrealized gains on a substantially increased asset base, along with improved investment performance. Client revenues increased $29 million, reflecting increased management and performance fees from a 40% growth in client capital under management.

        Operating expenses in the first quarter of 2006 of $181 million increased $76 million from the first quarter of 2005, primarily due to increased performance-driven compensation, investment spending in hedge funds and real estate, and the impact of SFAS 123(R).

        Minority interest, net of tax, in the first quarter of 2006 of $30 million declined $102 million from the first quarter of 2005, primarily due to the lack of private equity gains related to underlying investments held by consolidated majority-owned legal entities. The impact of minority interest is reflected in fees, dividends, and interest, and net realized gains/(losses) consistent with cash proceeds received by minority interests.

        Net Income in the first quarter of 2006 also reflected a tax benefit of $58 million resulting from the resolution of the Federal Tax Audit.

        Proprietary capital under management of $11.1 billion increased $2.3 billion from the first quarter 2005, primarily driven by the MetLife and Legg Mason shares acquired during 2005, as well as the funding of proprietary investments in hedge funds and real estate. These increases were partially offset by the sale of all of Citigroup's holdings of St. Paul shares.

        Client capital under management of $28.2 billion in the 2006 first quarter increased $8.0 billion from the 2005 first quarter, due to inflows from institutional and high-net-worth clients and the inclusion of $1.3 billion in assets for the former Travelers Life & Annuities business, following the July 1, 2005 sale to MetLife.

        Investments held by investment company subsidiaries (including CVC Brazil) are carried at fair value with the net change in unrealized gains and losses recorded in income. The Company's investment in CVC Brazil is subject to a variety of unresolved matters, including pending litigation involving some of its portfolio companies, which could affect future valuations of these companies.*

*
This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 75.

        The sale of Citigroup's Life Insurance and Annuities business to MetLife, Inc. on July 1, 2005, included $1.0 billion, or 22.4 million shares, in MetLife equity securities in the sale proceeds. The investment in Legg Mason resulted from the sale of Citigroup's Asset Management business to Legg Mason, Inc. on December 1, 2005, which included $2.298 billion, a combination of Legg Mason common and convertible preferred equity securities in the sale proceeds. Total equivalent number of common shares was 18.7 million, of which 10.3 million were sold in March 2006. The MetLife and Legg Mason equity securities are classified on Citigroup's Consolidated Balance Sheet as Investments (available-for-sale). Citigroup's ownership position in St. Paul Travelers Companies Inc. common shares was liquidated in the 2006 first quarter, resulting in a pretax gain of $225 million.

MetLife and Legg Mason Equity Securities

Company	Type of Ownership	Shares owned on March 31, 2006	Sale Restriction	Market Value as of March 31, 2006 ($ millions)	Pretax Unrealized Gains as of March 31, 2006 ($ millions)
MetLife, Inc.(1)	Common stock representing approximately 3.0% ownership	22.4 million	May be sold in private offerings until July 1, 2006. Thereafter, may be sold publicly	$1,085	$85
Legg Mason, Inc.	Non-voting convertible preferred stock representing approximately 6.2% ownership	8.4 shares (convertible into 8.4 million shares of common stock upon sale to non-affiliate)	2.2 million shares may be sold publicly at any time and the remaining 6.2 million shares may be sold after December 1, 2006	1,052	22

Total				$2,137	$107

(1)
The pretax unrealized gain excludes the effects from The Company's hedging activities related to these shares. The hedges covered approximately 84% of shares owned as of March 31, 2006.

CORPORATE/OTHER

        Corporate/Other includes treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications reported in the business segments (inter-segment eliminations), the results of discontinued operations and unallocated taxes.

	First Quarter
In millions of dollars
	2006	2005
Revenues, net of interest expense	$(209)	$2
Operating expenses	8	95

Income (loss) from continuing operations before taxes and minority interest	$(217)	$(93)
Income tax benefits	(131)	(12)
Minority interest, net of taxes	1	7

Income (loss) from continuing operations	$(87)	$(88)
Income from discontinued operations	84	326

Net income (loss)	$(3)	$238

1Q06 vs. 1Q05

        Revenues, net of interest expense, decreased, primarily due to lower intersegment eliminations and lower treasury results. Higher interest rates and an extension of the debt maturity profile, partially offset by lower funding balances, drove a decline in treasury results.

        Operating expenses declined, primarily due to lower intersegment eliminations, partially offset by increased staffing and technology costs.

        Income tax benefits increased due to the higher pretax loss in the current year and a tax reserve release of $61 million relating to the resolution of the Federal Tax Audit.

        Discontinued operations represent the operations in the Company's Sale of the Asset Management Business to Legg Mason Inc., and the Sale of the Life Insurance and Annuities Business. For 2006, income from discontinued operations included a gain from the Sale of the Asset Management Business in Poland, as well as a tax reserve release of $59 million relating to the resolution of the Federal Tax Audit. See Note 3 to the Consolidated Financial Statements on page 83.

MANAGING GLOBAL RISK

        The Citigroup risk management framework recognizes the diversity of Citigroup's global business activities by balancing strong corporate oversight with well-defined independent risk management functions within each business. The Citigroup risk management framework is described in Citigroup's 2005 Annual Report on Form 10-K.

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

        RORC, calculated as annualized net income from continuing operations divided by average risk capital, compares business income with the capital required to absorb the risks. This is analogous to a return on tangible equity calculation. It is used to assess businesses' operating performance and to determine incremental allocation of capital for organic growth.

        ROIC is calculated using income adjusted to exclude a net internal funding cost Citigroup levies on the goodwill and intangible assets of each business. This adjusted annualized income is divided by the sum of each business' average risk capital, goodwill and intangible assets (excluding mortgage servicing rights, which are captured in risk capital). ROIC thus compares business income with the total invested capital—risk capital, goodwill and intangible assets—used to generate that income. ROIC is used to assess returns on potential acquisitions and divestitures, and to compare long-term performance of businesses with differing proportions of organic and acquired growth.

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

        At March 31, 2006, December 31, 2005, and March 31, 2005, risk capital for Citigroup was composed of the following risk types:

In billions of dollars	Mar. 31, 2006	Dec. 31, 2005	Mar. 31, 2005
Credit risk	$36.3	$36.1	$33.8
Market risk	17.4	13.5	15.0
Operational risk	8.1	8.1	8.5
Insurance risk	0.2	0.2	0.2
Intersector diversification(1)	(5.9)	(4.7)	(5.0)

Total Citigroup	$56.1	$53.2	$52.5

Return on risk capital	41%	38%	40%
Return on invested capital	20%	22%	20%

(1)
Reduction in risk represents diversification between risk sectors.

        The increase in Citigroup's risk capital versus December 31, 2005 was primarily related to the year-end methodology update for market risk for non-trading positions, offset by decreases in certain of the Company's proprietary investment positions.

        Average risk capital, return on risk capital and return on invested capital are provided for each segment and product and are disclosed on pages 14-42.

        The increase in average risk capital compared to the 2005 first quarter was primarily driven by increases in Global Consumer, Global Wealth Management, Alternative Investments and Corporate/Other. Average risk capital of $27.7 billion in Global Consumer increased $1.4 billion, or 5%, driven mostly by updates to risk capital methodologies in market risk for non-trading positions and operational risk. Average risk capital of $2.5 billion in Global Wealth Management increased $546 million, or 27%, primarily driven by the new operational risk methodology. Alternative Investments average risk capital of $4.5 billion increased $458 million, or 11%, due to higher market risk under the updated methodology for non-trading positions. Corporate/Other average risk capital increased $1.8 billion, from ($1.7) billion to $145 million, due to the methodological changes in market and operational risks, offset by the intersector diversification.

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

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars	1st Qtr. 2006	4th Qtr. 2005	3rd Qtr. 2005	2nd Qtr. 2005	1st Qtr. 2005
Allowance for loan losses at beginning of year	$9,782	$10,015	$10,418	$10,894	$11,269

Provision for loan losses
Consumer	$1,446	$1,936	$2,584	$1,835	$1,869
Corporate	(50)	(65)	(59)	(115)	(56)

	$1,396	$1,871	$2,525	$1,720	$1,813

Gross credit losses
Consumer
In U.S. offices	$1,105	$1,531	$1,380	$1,472	$1,539
In offices outside the U.S.	1,037	955	2,000	869	840
Corporate
In U.S. offices	15	68	$4	$32	$23
In offices outside the U.S.	26	60	60	79	49

	$2,183	$2,614	$3,444	$2,452	$2,451

Credit recoveries
Consumer
In U.S. offices	$190	$224	$242	$333	$261
In offices outside the U.S.	319	227	212	211	193
Corporate
In U.S. offices	2	94	39	7	13
In offices outside the U.S.	72	146	148	123	82

	$583	$691	$641	$674	$549

Net credit losses
In U.S. offices	$928	$1,281	$1,103	$1,164	$1,288
In offices outside the U.S.	672	642	1,700	614	614

Total	$1,600	$1,923	$2,803	$1,778	$1,902

Other—net(1)(2)(3)(4)(5)	$(73)	$(181)	$(125)	$(418)	$(286)

Allowance for loan losses at end of year	$9,505	$9,782	$10,015	$10,418	$10,894

Allowance for unfunded lending commitments(6)	$900	$850	$800	$700	$600

Total allowance for loans and unfunded lending commitments	$10,405	$10,632	$10,815	$11,118	$11,494

Net consumer credit losses	$1,633	$2,035	$2,926	$1,797	$1,925
As a percentage of average consumer loans	1.46%	1.82%	2.68%	1.68%	1.83%

Net corporate credit losses/(recoveries)	$(33)	$(112)	$(123)	$(19)	$(23)
As a percentage of average corporate loans	NM	NM	NM	NM	NM

(1)
The 2006 first quarter includes reductions to the loan loss reserve of $90 million related to securitizations.

(2)
The 2005 fourth quarter includes reductions to the loan loss reserve of $186 million related to securitizations.

(3)
The 2005 third quarter includes reductions to the loan loss reserve of $137 million related to securitizations offset by the $23 million of loan loss reserves related to the purchased distressed loans reclassified from Other Assets.

(4)
The 2005 second quarter includes reductions to the loan loss reserve of $132 million related to securitizations and portfolio sales, $110 million of purchase accounting adjustments related to the KorAm acquisition, and a $79 million reclassification to a non-credit related reserve.

(5)
The 2005 first quarter includes reductions to the loan loss reserve of $129 million related to credit cards securitizations and $90 million from the sale of CitiCapital's Transportation Finance business.

(6)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

In millions of dollars	Mar. 31 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
Corporate cash-basis loans(1)
Collateral dependent (at lower of cost or collateral value)(2)	$—	$6	$6	$8	$8
Other	821	998	1,204	1,588	1,724

Total	$821	$1,004	$1,210	$1,596	$1,732

Corporate cash-basis loans(1)
In U.S. offices	$65	$81	$74	$181	$238
In offices outside the U.S.	756	923	1,136	1,415	1,494

Total	$821	$1,004	$1,210	$1,596	$1,732

Renegotiated loans (includes Corporate and Commercial Business Loans)	$30	$32	$29	$31	$36

Consumer loans on which accrual of interest had been suspended
In U.S. offices	$2,088	$2,307	$2,224	$1,908	$2,180
In offices outside the U.S.	1,664	1,713	1,597	2,791	2,890

Total	$3,752	$4,020	$3,821	$4,699	$5,070

Accruing loans 90 or more days delinquent(3)
In U.S. offices	$2,531	$2,886	$2,823	$2,789	$2,962
In offices outside the U.S.	410	391	457	407	390

Total	$2,941	$3,277	$3,280	$3,196	$3,352

(1)
Excludes purchased distressed loans accounted for in accordance with Statement of Position 03-3, "Accounting for Certain Loans on Debt Securities Acquired in a Transfer" (SOP 03-3). This pronouncement was adopted in the 2005 third quarter. Prior to adoption, these loans were classified with other assets. The carrying value of these loans was $1,217 million at March 31, 2006, $1,120 million at December 31, 2005, $1,064 million at September 30, 2005, $1,148 million at June 30, 2005, and $1,295 million at March 31, 2005.

(2)
A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(3)
Substantially composed of consumer loans of which $1,465 million, $1,591 million, $1,690 million, $1,744 million, and $1,829 million are government-guaranteed student loans and Federal Housing Authority mortgages at March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005, and March 31, 2005, respectively.

Other Real Estate Owned and Other Repossessed Assets

In millions of dollars	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
Other real estate owned(1)
Consumer	$322	$279	$283	$248	$286
Corporate	144	150	153	133	127

Total other real estate owned	$466	$429	$436	$381	$413

Other repossessed assets(2)	$52	$62	$57	$49	$74

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

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet consumer loan portfolios. The managed loan portfolio includes held-for-sale and securitized credit card receivables. Only U.S. Cards from a product view and U.S. from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes managed credit statistics provide a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. For example, the U.S. Cards business considers both on-balance sheet and securitized balances (together, its managed portfolio) when determining capital allocation and general management decisions and compensation. Furthermore, investors use information about the credit quality of the entire managed portfolio, as the results of both the on-balance sheet and securitized portfolios impact the overall performance of the U.S. Cards business. For a further discussion of managed-basis reporting, see Note 8 to the Consolidated Financial Statements on page 87.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

In millions of dollars, except total and average loan amounts in billions	Total Loans	90 Days or More Past Due(1)			Average Loans	Net Credit Losses(1)
Product View:	Mar. 31, 2006	Mar. 31, 2006	Dec. 31, 2005	Mar. 31, 2005	1st Qtr. 2006	1st Qtr. 2006	4th Qtr. 2005	1st Qtr. 2005
U.S.:
U.S. Cards	$40.0	$958	$1,161	$1,094	$42.3	$446	$692	$756
Ratio		2.39%	2.56%	2.26%		4.27%	6.38%	5.77%
U.S. Retail Distribution	42.8	740	818	782	42.5	279	418	326
Ratio		1.73%	1.94%	1.98%		2.66%	3.98%	3.36%
U.S. Consumer Lending	193.1	2,411	2,624	2,758	187.1	176	178	181
Ratio		1.25%	1.45%	1.72%		0.38%	0.39%	0.47%
U.S. Commercial Business	34.3	151	170	185	33.9	14	16	12
Ratio		0.44%	0.51%	0.60%		0.17%	0.19%	0.17%
International:
International Cards	24.1	535	469	354	24.3	218	182	160
Ratio		2.22%	1.95%	1.64%		3.64%	3.08%	3.02%
International Consumer Finance	22.8	437	442	480	22.4	319	313	316
Ratio		1.93%	2.03%	2.12%		5.78%	5.62%	5.62%
International Retail Banking	60.5	736	779	2,013	61.5	184	234	179
Ratio		1.21%	1.29%	3.26%		1.21%	1.53%	1.17%
Private Bank(2)	39.5	12	79	125	38.4	(4)	3	(5)
Ratio		0.03%	0.20%	0.32%		(0.04)%	0.04%	(0.05)%
Other Consumer Loans	2.3	43	47	—	2.4	1	(1)	—

On-Balance Sheet Loans(3)	$459.4	$6,023	$6,589	$7,791	$454.8	$1,633	$2,035	$1,925
Ratio		1.31%	1.46%	1.83%		1.46%	1.82%	1.83%

Securitized receivables (all in U.S. Cards)	$95.9	$1,403	$1,314	$1,296	$94.7	$871	$1,591	$1,162
Credit card receivables held-for-sale	—	—	—	10	0.3	4	15	4

Managed Loans(4)	$555.3	$7,426	$7,903	$9,097	$549.8	$2,508	$3,641	$3,091
Ratio		1.34%	1.45%	1.77%		1.85%	2.69%	2.44%

Regional View:
U.S.	$338.1	$4,312	$4,872	$4,867	$333.1	$916	$1,306	$1,277
Ratio		1.27%	1.47%	1.61%		1.11%	1.61%	1.71%
Mexico	14.7	541	624	557	15.0	106	90	43
Ratio		3.68%	4.21%	4.47%		2.87%	2.47%	1.42%
EMEA	36.9	487	499	1,734	36.5	250	274	229
Ratio		1.32%	1.39%	4.43%		2.77%	2.98%	2.38%
Japan	11.5	170	182	276	11.6	223	245	257
Ratio		1.48%	1.56%	1.86%		7.83%	8.41%	6.68%
Asia	54.1	473	376	328	54.7	136	109	114
Ratio		0.87%	0.70%	0.62%		1.01%	0.81%	0.87%
Latin America	4.1	40	36	29	3.9	2	11	5
Ratio		0.99%	0.93%	0.87%		0.21%	1.12%	0.56%

On-Balance Sheet Loans(3)	$459.4	$6,023	$6,589	$7,791	$454.8	$1,633	$2,035	$1,925
Ratio		1.31%	1.46%	1.83%		1.46%	1.82%	1.83%

Securitized receivables (all in U.S. Cards)	$95.9	$1,403	$1,314	$1,296	$94.7	$871	$1,591	$1,162
Credit card receivables held-for-sale	—	—	—	10	0.3	4	15	4

Managed Loans(4)	$555.3	$7,426	$7,903	$9,097	$549.8	$2,508	$3,641	$3,091
Ratio		1.34%	1.45%	1.77%		1.85%	2.69%	2.44%

(1)
The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)
Private Bank results are reported as part of the Global Wealth Management segment.
(3)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $3 billion and $4 billion, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.
(4)
This table presents credit information on a held basis and shows the impact of securitizations to reconcile to a managed basis. Only U.S. Cards from a product view, and U.S from a regional view, are impacted. Managed-basis reporting is a non-GAAP measure. Held-basis reporting is the related GAAP measure. See a discussion of managed-basis reporting on page 49.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	Mar. 31, 2006	Dec. 31, 2005	Mar. 31, 2005	1st Qtr. 2006	4th Qtr 2005	1st Qtr. 2005
On-balance sheet(1)	$459.4	$450.6	$426.1	$454.8	$442.6	$426.6
Securitized receivables (all in U.S. Cards)	95.9	96.2	87.7	94.7	92.8	86.5
Credit card receivables held-for-sale(2)	—	—	0.6	0.3	0.7	0.2

Total managed(3)	$555.3	$546.8	$514.4	$549.8	$536.1	$513.3

(1)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $3 billion and $4 billion for the first quarter of 2006, and approximately $4 billion and $4 billion for the fourth quarter of 2005 and the first quarter of 2005, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

(2)
Included in Other Assets on the Consolidated Balance Sheet.

(3)
This table presents loan information on a held basis and shows the impact of securitization to reconcile to a managed basis. Managed-basis reporting is a non-GAAP measure. Held-basis reporting is the related GAAP measure. See a discussion of managed-basis reporting on page 49.

        Citigroup's total allowance for loans, leases and unfunded lending commitments of $10.405 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the Consumer portfolio was $6.647 billion at March 31, 2006, $6.922 billion at December 31, 2005 and $8.060 billion at March 31, 2005. The decrease in the allowance for credit losses from March 31, 2005 of $1.413 billion included:

  •
  reserve releases, primarily related to the impact of the change in bankruptcy legislation on U.S. Cards and continued improved credit conditions in the U.S.

  •
  $663 million of utilizations as a result of standardizing the consumer loan write-off policies in certain EMEA countries in the 2005 third quarter

  •
  $515 million of reductions related to securitizations in the U.S. Cards business

  •
  $110 million of purchase accounting adjustments related to the KorAm acquisition

  •
  $79 million reclass to a non-credit related reserve in other assets.

        Offsetting these reductions in the allowance for credit losses was the impact of reserve builds of $810 million, primarily related to the estimated credit losses incurred with Hurricane Katrina; increased reserves in EMEA, primarily related to Germany; increased reserves in Mexico; increased reserves in Asia, primarily related to industry-wide credit deterioration in the Taiwan cards market; and the impact of the change in bankruptcy legislation on U.S. Retail Distribution.

        On-balance sheet consumer loans of $459.4 billion increased $33.3 billion, or 8%, from March 31, 2005, primarily driven by growth in mortgage and other real-estate-secured loans in the U.S. Consumer Lending and Private Bank businesses and growth in the U.S. Commercial Business, primarily reflecting an increase of $2.4 billion from the FAB acquisition. Credit card receivables declined on lower securitization activities and higher payment rates by customers. Loans in EMEA declined, mainly reflecting the loan write-offs in the 2005 third quarter. Loans in Japan also declined, mainly reflecting continued contraction in the International Consumer Finance portfolio.

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

        The following tables summarize by derivative type the notionals, receivables and payables held for trading and asset/liability management hedge purposes as of March 31, 2006 and December 31, 2005. See Note 15 to the Consolidated Financial Statements on page 98.

CITIGROUP DERIVATIVES

Notionals

	Trading Derivatives(1)		Asset/Liability Management Hedges(2)
In millions of dollars	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Interest rate contracts
Swaps	$13,609,702	$12,677,814	$499,596	$403,576
Futures and forwards	2,136,391	2,090,844	31,380	18,425
Written options	2,138,106	1,949,501	11,585	5,166
Purchased options	2,110,973	1,633,983	40,840	53,920
Foreign exchange contracts
Swaps	$603,781	$563,888	$43,013	$37,418
Futures and forwards	1,678,652	1,508,754	48,302	53,757
Written options	336,027	249,725	237	—
Purchased options	333,765	253,089	700	808
Equity contracts
Swaps	$64,504	$70,188	$—	$—
Futures and forwards	19,978	14,487	—	—
Written options	223,143	213,383	—	—
Purchased options	210,051	193,248	—	—
Commodity and other contracts
Swaps	$21,636	$20,486	$—	$—
Futures and forwards	12,134	10,876	—	—
Written options	10,412	9,761	—	—
Purchased options	11,752	12,240	—	—
Credit derivatives	$1,121,638	$1,030,745	$—	$—

Mark-to-Market (MTM) Receivables/Payables

	Derivatives Receivables—MTM		Derivatives Payable—MTM
In millions of dollars	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Trading Derivatives(1)
Interest rate contracts	$183,694	$192,761	$180,566	$188,182
Foreign exchange contracts	39,992	42,749	37,471	41,474
Equity contracts	24,402	18,633	39,408	32,313
Commodity and other contracts	7,408	7,332	6,635	6,986
Credit derivative	8,557	8,106	9,178	9,279

Total	$264,053	$269,581	$273,258	$278,234
Less: Netting agreements, cash collateral and market value adjustments	(210,198)	(222,167)	(204,959)	(216,906)

Net Receivables/Payables	$53,855	$47,414	$68,299	$61,328

Asset/Liability Management Hedges(2)
Interest rate contracts	$3,721	$3,775	$2,633	$1,615
Foreign exchange contracts	1,578	1,385	1,383	1,137

Total	$5,299	$5,160	$4,016	$2,752

(1)
Trading Derivatives include proprietary positions, as well as hedging derivatives instruments that do not qualify for hedge accounting in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133).

(2)
Asset/Liability Management Hedges include only those hedging derivative instruments that qualify for hedge accounting in accordance with SFAS 133.

        The Company's credit exposure on derivatives and foreign exchange contracts is primarily to professional counterparties in the financial sector, arising from transactions with banks, investments banks, governments and central banks, and other financial institutions.

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

        For asset/liability management hedges, a derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness present in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes the changes in the value of the hedged item that are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value, which, if excluded, is recognized in current earnings. See Note 15 to the Consolidated Financial Statements on page 98.

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

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	Mar. 31, 2006	Dec. 31, 2005	Mar. 31, 2005
Corporate cash-basis loans
Capital Markets and Banking	$745	$923	$1,655
Transaction Services	76	81	77

Total corporate cash-basis loans(1)	$821	$1,004	$1,732

Net credit losses (recoveries)
Capital Markets and Banking	$(34)	$(117)	$(14)
Transaction Services	1	5	(12)
Alternative Investments	—	—	3

Total net credit losses (recoveries)	$(33)	$(112)	$(23)

Corporate allowance for loan losses	$2,858	$2,860	$2,834
Corporate allowance for credit losses on unfunded lending commitments(2)	900	850	600

Total corporate allowance for loans and unfunded lending commitments	$3,758	$3,710	$3,434

As a percentage of total corporate loans(3)	2.62%	2.88%	2.92%

(1)
Excludes purchased distressed loans accounted for in accordance with SOP 03-3. This pronouncement was adopted in the 2005 third quarter. Prior to this adoption, these loans were classified in Other Assets. The carrying value of these loans was $1,217 million at March 31, 2006, $1,120 million at December 31, 2005 and $1,295 million at March 31, 2005. Prior to 2004, the balances were immaterial.

(2)
Represents additional reserves recorded in Other Liabilities on the Consolidated Balance Sheet.

(3)
Does not include the allowance for unfunded lending commitments.

        Cash-basis loans on March 31, 2006 decreased $911 million as compared with March 31, 2005; $910 million of the decrease was in Capital Markets and Banking and $1 million was in Transaction Services. Capital Markets and Banking decreased primarily due to higher charge-offs in the U.S., Brazil, Russia and Argentina.

        Cash-basis loans decreased $183 million as compared to December 31, 2005 due to decreases of $178 million in Capital Markets and Banking and $5 million in Transaction Services. Capital Markets and Banking primarily reflected declining charge-offs in North America, Russia and Australia. Transaction Services decreased primarily due to charge-offs in Poland.

        Total corporate Other Real Estate Owned (OREO) was $144 million, $150 million and $127 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. The $6 million decrease from December 31, 2005 reflects net foreclosures in the U.S. real estate portfolio.

        Total corporate loans outstanding at March 31, 2006 were $143 billion as compared to $129 billion and $118 billion at December 31, 2005 and March 31, 2005, respectively.

        Total corporate net credit recovery of $33 million on March 31, 2006 decreased $10 million compared to March 31, 2005, primarily due to continued improvements in the overall credit environment. Total corporate net credit losses increased $79 million compared to the 2005 fourth quarter, primarily due to the absence of write-offs in the fourth quarter of 2005.

        Citigroup's allowance for credit losses for loans, leases and lending commitments of $10.405 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the Corporate portfolio was $3.758 billion at March 31, 2006, compared to $3.434 billion at March 31, 2005 and $3.710 billion at December 31, 2005, respectively. The $324 million increase in the total allowance at March 31, 2006 from March 31, 2005 primarily reflects reserve builds, primarily related to unfunded lending commitments, due to increases in expected losses during the year and the deterioration of the credit quality of the underlying portfolios. There was a $48 million increase in the total allowance at March 31, 2006 from December 31, 2005 primarily reflects an increase in the allowance for unfunded lending commitments based on the deterioration of the underlying portfolio. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

MARKET RISK MANAGEMENT PROCESS

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" on page 66. Price risk is the earnings risk from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

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

Non-Trading Portfolios

        Citigroup's non-trading portfolios are managed using a common set of standards that define, measure, limit and report market risk. The risks are managed within limits approved by independent market risk management. In addition, there are Citigroup-wide reporting metrics that are common to all business units, which enable Citigroup to aggregate and compare non-trading risks across businesses. The metrics measure the change in either income or value of the Company's positions under various rate scenarios.

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

        Citigroup's principal measure of earnings risk from non-trading portfolios due to interest rates changes is Interest Rate Exposure (IRE). IRE measures the change in expected NIR in each currency that results solely from unanticipated changes in market rates of interest; scenarios are run assuming unanticipated instantaneous parallel rate changes, as well as more gradual rate changes. Other factors such as changes in volumes, spreads, margins, and the impact of prior-period pricing decisions can also change current period interest income, but are not captured by IRE. While IRE assumes that businesses make no additional changes in pricing or balances in response to the unanticipated rate changes, in practice businesses may alter their portfolio mix, customer pricing and hedge positions, which could significantly impact reported NIR.

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

	March 31, 2006		December 31, 2005		March 31, 2005
In millions of dollars	100 bps Increase	100 bps Decrease	100 bps Increase	100 bps Decrease	100 bps Increase	100 bps Decrease
U.S. dollar
Instantaneous change	$(435)	$585	$(155)	$284	$(596)	$545
Gradual change	$(266)	$271	$(73)	$66	NA	NA

Mexican peso
Instantaneous change	$91	$(92)	$63	$(64)	$67	$(67)
Gradual change	$63	$(63)	$34	$(34)	NA	NA

Euro
Instantaneous change	$(56)	$56	$(40)	$40	$(77)	$77
Gradual change	$(15)	$15	$(19)	$19	NA	NA

Japanese yen
Instantaneous change	$(5)	NM	$(16)	NM	$35	NM
Gradual change	$5	NM	$(11)	NM	NA	NA

Pound sterling
Instantaneous change	$(22)	$21	$3	$(3)	$17	$(18)
Gradual change	$5	$(5)	$9	$(9)	NA	NA

NM
Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the Japanese yen yield curve.

NA
Not applicable.

        The change in U.S. Dollar Interest Rate Exposure from December 31, 2005 reflects the expansion and lengthening of various asset portfolios, changes in customer mix and behavior and stock repurchase activities, offset by Treasury positioning.

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

        Total revenues of the trading business consist of customer revenue, which includes spreads from customer flow and positions taken to facilitate customer orders; proprietary trading activities in both cash and derivative transactions; and net interest revenue. All trading positions are marked-to-market, with the result reflected in earnings.

        Citigroup periodically performs extensive back-testing of many hypothetical test portfolios as one check of the accuracy of its Value-at-Risk (VAR). Back-testing is the process in which the daily VAR of a test portfolio is compared to the ex-post daily change in the market value of its transactions. Back-testing is conducted to confirm the validity of the 99% confidence level that daily market value losses in excess of 99% confidence level occur, on average, only 1% of the time. The VAR calculation for the hypothetical test portfolios, with different degrees of risk concentration, meets this statistical criteria.

        The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

        For Citigroup's major trading centers, the aggregate pretax VAR in the trading portfolios was $106 million, $93 million, and $116 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. Daily exposures averaged $102 million during the 2006 first quarter and ranged from $83 million to $121 million.

        The following table summarizes Value-at-Risk to Citigroup in the trading portfolios at March 31, 2006, December 31, 2005 and March 31, 2005, along with the quarterly averages:

In million of dollars	March 31, 2006	First Quarter 2006 Average	December 31, 2005	Fourth Quarter 2005 Average	March 31, 2005	First Quarter 2005 Average
Interest rate	$95	$86	$83	$79	$111	$115
Foreign exchange	29	23	17	15	13	16
Equity	43	48	50	51	34	33
Commodity	15	12	8	8	20	18
Covariance adjustment	(76)	(67)	(65)	(63)	(62)	(58)

Total—All market risk factors, including general and specific risk	$106	$102	$93	$90	$116	$124

Specific risk component	$10	$11	$12	$8	$3	$6

Total—General market factors only	$96	$91	$81	$82	$113	$118

        The specific risk component represents the level of issuer-specific risk embedded in the VAR, arising from both debt and equity securities. Citigroup's specific risk model conforms with the 4x-multiplier treatment approved by the Federal Reserve and is subject to extensive hypothetical back-testing (performed on an annual basis), including many portfolios with position concentrations.

        The table below provides the range of VAR in the trading portfolios that was experienced during the quarters ended:

			December 31, 2005
	March 31, 2006				March 31, 2005
In millions of dollars
	Low	High	Low	High	Low	High
Interest rate	$69	$107	$68	$92	$94	$151
Foreign exchange	16	34	11	21	10	23
Equity	42	58	40	63	27	41
Commodity	5	18	5	16	15	24

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

Information Security and Continuity of Business

        During 2005 and continuing in 2006, Citigroup created a strategic framework for Information Security technology initiatives, and the Company began implementing enhancements to various Information Security programs across its businesses covering Information Security Risk Management, Security Incident Response and Electronic Transportable Media. The Company also implemented tools to increase the effectiveness of its data protection and entitlement management programs. Additional monthly Information Security metrics were established to better assist the Information Technology Risk Officer in managing enterprise-wide risk. The Information Security Program complies with the Gramm-Leach-Bliley Act and other regulatory guidance.

        During 2005, Citigroup began implementing a new business continuity program that improves risk analysis and provides robust support for business resiliency. The Corporate Office of Business Continuity, with the support of senior management, continues to coordinate global preparedness and mitigate business continuity risks by reviewing and testing recovery procedures.

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

Cross-Border Risk

        The Company's cross-border outstandings reflect risks, including those arising from restrictions on the transfer of funds as well as the inability to obtain payment from customers on their contractual obligations as a result of actions taken by foreign governments such as exchange controls, debt moratorium, and restrictions on the remittance of funds.

        Management oversight of cross-border risk is performed through a formal review process that includes setting of cross-border limits, monitoring of economic conditions globally, and, when warranted, within individual countries, and the establishment of internal cross-border risk management policies.

        Under FFIEC guidelines, total reported cross-border outstandings include cross-border claims on third parties, as well as investments in and funding of local franchises. Cross-border claims on third parties (trade, short-term, and medium- and long-term claims) include cross-border loans, securities, deposits with banks, investments in affiliates, and other monetary assets, as well as net revaluation gains on foreign exchange and derivative products.

        Cross-border outstandings are reported in the country from which the payment of a cross-border claim will be made. For claims covered by comprehensive guarantees, cross-border exposure is reported in the domicile of the guarantor. For claims secured by cash collateral, cross-border outstandings are reflected in the country where the collateral is held. For securities received as collateral, cross-border outstandings are reported in the domicile of the issuer of the securities. Cross-border resale agreements are presented based on the domicile of the counterparty in accordance with FFIEC guidelines.

        Investments in and funding of local franchises represent the excess of local country assets over local country liabilities. Local country assets are claims on local residents recorded by branches and majority-owned subsidiaries of Citigroup domiciled in the country, adjusted for externally guaranteed claims and certain collateral. Local country liabilities are obligations of non-U.S. branches and majority-owned subsidiaries of Citigroup for which no cross-border guarantee has been issued by another Citigroup office.

        The table below shows all countries in which total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets at March 31, 2006 and December 31, 2005:

	March 31, 2006								December 31, 2005
	Cross-Border Claims on Third Parties
In billions of dollars	Banks	Public	Private	Total	Trading and Short- Term Claims(1)	Investments in and Funding of Local Franchises	Total Cross- Border Out- standings	Commit- ments(2)	Total Cross- Border Out- standings	Commit- ments(2)
Germany	$15.8	$11.5	$6.9	$34.2	$31.7	$—	$34.2	$44.2	$14.8	$25.0
United Kingdom	8.8	—	19.5	28.3	25.0	—	28.3	144.5	20.8	103.8
France	7.7	3.4	8.5	19.6	16.8	—	19.6	37.5	14.9	33.5
Netherlands	4.5	4.4	9.9	18.8	17.1	—	18.8	9.7	15.8	9.2
South Korea	0.5	0.5	2.2	3.2	3.1	13.8	17.0	12.9	14.8	5.2
Italy	1.6	8.8	2.9	13.3	12.7	0.8	14.1	4.2	10.9	3.0
Spain	1.4	3.6	4.2	9.2	8.3	3.3	12.5	2.6	7.4	2.8

(1)
Included in total cross-border claims on third parties.

(2)
Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC. Effective March 31, 2006, the FFIEC revised the definition of commitments to include commitments to local residents that will be funded with local currency local liabilities.

INTEREST REVENUE/EXPENSE AND YIELDS

In millions of dollars	1st Qtr. 2006	4th Qtr. 2005		1st Qtr. 2005		% Change 1Q06 vs. 1Q05
Interest Revenue(1)	$21,893	$20,699		$17,563		25%
Interest Expense	12,107	10,935		7,424		63

Net Interest Revenue(1)	$9,786	$9,764		$10,139		(3)%

Interest Revenue—Average Rate	6.39%	6.19%		5.72%		67	bps
Interest Expense—Average Rate	3.94%	3.66%		2.68%		126	bps
Net Interest Margin	2.86%	2.92%		3.30%		(44	) bps
Interest Rate Benchmarks:
Federal Funds Rate—End of Period	4.75%	4.25%		2.75%		200	bps

2 Year U.S. Treasury Note—Average Rate	4.60%	4.36%		3.44%		116	bps
10 Year U.S. Treasury Note—Average Rate	4.57%	4.48%		4.30%		27	bps

2 Year vs. 10 Year Spread	(3) bps	12	bps	86	bps

(1)
Includes taxable equivalent adjustment based on the U.S. Federal statutory tax rate of 35%.

        A significant portion of the Company's business activities is based upon gathering deposits and borrowing money and then lending or investing those funds, including in market-making activities in tradable securities. Net interest margin is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.

        In the 2006 first quarter, pressure on net interest margin continued, though at a lessened pace, driven by several factors. Interest expense increased due to both a rise in short-term interest rates and funding actions the Company has taken to lengthen its debt maturity profile.

        The average rate on the Company's assets increased during the period, but by less than the increase in average rates on borrowed funds or deposits. The average rate on loans or investments reflected a highly competitive loan pricing environment, as well as a shift in the Company's loan portfolio from higher-yielding credit card receivables to assets that carry lower yields, such as mortgages and home equity loans. The shift partially reflects continued high payment rates on credit card receivables.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	1st Qtr. 2006	4th Qtr. 2005	1st Qtr. 2005	1st Qtr. 2006	4th Qtr. 2005	1st Qtr. 2005	1st Qtr. 2006	4th Qtr. 2005	1st Qtr. 2005
Assets
Cash and due from banks
In U.S. offices	$5,087	$4,249	$3,950	$48	$36	$19	3.83%	3.36%	1.95%
In offices outside the U.S. (5)	2,936	3,326	2,422	6	5	5	0.83	0.60	0.84

Total	$8,023	$7,575	$6,372	$54	$41	$24	2.73%	2.15%	1.53%

Deposits at interest with banks(5)	$30,823	$32,033	$28,560	$555	$583	$336	7.30%	7.22%	4.77%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$159,327	$162,919	$144,948	$2,355	$2,277	$1,262	5.99%	5.54%	3.53%
In offices outside the U.S.(5)	81,709	77,998	73,625	775	758	554	3.85	3.86	3.05

Total	$241,036	$240,917	$218,573	$3,130	$3,035	$1,816	5.27%	5.00%	3.37%

Brokerage receivables
In U.S. offices	$32,841	$31,406	$30,750	$352	$307	$230	4.35%	3.88%	3.03%
In offices outside the U.S.(5)	12,751	13,543	10,492	226	204	125	7.19	5.98	4.83

Total	$45,592	$44,949	$41,242	$578	$511	$355	5.14%	4.51%	3.49%

Trading account assets(7)(8)
In U.S. offices	$176,782	$168,936	$145,371	$1,773	$1,568	$1,193	4.07%	3.68%	3.33%
In offices outside the U.S.(5)	88,967	73,608	86,305	793	554	662	3.61	2.99	3.11

Total	$265,749	$242,544	$231,676	$2,566	$2,122	$1,855	3.92%	3.47%	3.25%

Investments(1)
In U.S. offices
Taxable	$84,938	$80,740	$71,961	$797	$759	$574	3.81%	3.73%	3.23%
Exempt from U.S. income tax	14,108	12,079	9,255	169	151	134	4.86	4.96	5.87
In offices outside the U.S.(5)	92,431	81,102	82,506	1,119	995	1,081	4.91%	4.87	5.31

Total	$191,477	$173,921	$163,722	$2,085	$1,905	$1,789	4.42%	4.35%	4.43%

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$327,026	$317,429	$299,240	$6,653	$6,558	$6,032	8.25%	8.20%	8.18%
In offices outside the U.S.(5)	131,365	129,270	131,540	3,690	3,597	3,454	11.39	11.04	10.65

Total consumer loans	$458,391	$446,699	$430,780	$10,343	$10,155	$9,486	9.15%	9.02%	8.93%

Corporate loans
In U.S. offices	$27,181	$22,090	$16,599	$431	$402	$225	6.43%	7.22%	5.50%
In offices outside the U.S.(5)	111,961	104,814	98,586	2,035	1,806	1,562	7.37	6.84	6.43

Total corporate loans	$139,142	$126,904	$115,185	$2,466	$2,208	$1,787	7.19%	6.90%	6.29%

Total loans	$597,533	$573,603	$545,965	$12,809	$12,363	$11,273	8.69%	8.55%	8.37%

Other interest-earning assets	$9,621	$10,065	$8,766	$116	$139	$115	4.89%	5.48%	5.32%

Total interest-earning assets	$1,389,854	$1,325,607	$1,244,876	$21,893	$20,699	$17,563	6.39%	6.19%	5.72%

Non-interest-earning assets(7)	170,534	152,736	154,349
Total assets from discontinued operations	—	1,001	102,133

Total assets	$1,560,388	$1,479,344	$1,501,358

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 15 to the Consolidated Financial Statements on page 98.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 83.

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

(9)
Includes cash-basis loans.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume			Interest Expense			% Average Rate
In millions of dollars	1st Qtr. 2006	4th Qtr. 2005	1st Qtr. 2005	1st Qtr. 2006	4th Qtr. 2005	1st Qtr. 2005	1st Qtr. 2006	4th Qtr. 2005	1st Qtr. 2005
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$132,268	$129,952	$126,632	$868	$764	$444	2.66%	2.33%	1.42%
Other time deposits	42,410	39,222	32,661	499	370	215	4.77	3.74	2.67
In offices outside the U.S.(6)	370,421	354,664	337,201	3,138	2,840	2,099	3.44	3.18	2.52

Total	$545,099	$523,838	$496,494	$4,505	$3,974	$2,758	3.35%	3.01%	2.25%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$185,147	$185,514	$160,800	$2,575	$2,484	$1,272	5.64%	5.31%	3.21%
In offices outside the U.S. (6)	88,086	77,135	70,812	1,223	1,122	940	5.63	5.77	5.38

Total	$273,233	$262,649	$231,612	$3,798	$3,606	$2,212	5.64%	5.45%	3.87%

Brokerage payables
In U.S. offices	$63,219	$55,879	$46,203	$249	$199	$86	1.60%	1.41%	0.75%
In offices outside the U.S. (6)	6,619	6,774	4,293	10	8	3	0.61	0.47	0.28

Total	$69,838	$62,653	$50,496	$259	$207	$89	1.50%	1.31%	0.71%

Trading account liabilities(8)(9)
In U.S. offices	$35,270	$32,271	$37,028	$39	$26	$18	0.45%	0.32%	0.20%
In offices outside the U.S. (6)	36,485	36,018	38,971	14	14	6	0.16	0.15	0.06

Total	$71,755	$68,289	$75,999	$53	$40	$24	0.30%	0.23%	0.13%

Short-term borrowings
In U.S. offices	$50,132	$43,419	$46,543	$770	$602	$492	6.23%	5.50%	4.29%
In offices outside the U.S. (6)	11,560	11,364	13,871	227	224	171	7.96	7.82	5.00

Total	$61,692	$54,783	$60,414	$997	$826	$663	6.55%	5.98%	4.45%

Long-term debt
In U.S. offices	$195,640	$186,214	$173,043	$2,189	$1,988	$1,388	4.54%	4.24%	3.25%
In offices outside the U.S. (6)	29,546	28,033	35,634	306	294	290	4.20	4.16	3.30

Total	$225,186	$214,247	$208,677	$2,495	$2,282	$1,678	4.49%	4.23%	3.26%

Total interest-bearing liabilities	$1,246,803	$1,186,459	$1,123,692	$12,107	$10,935	$7,424	3.94%	3.66%	2.68%

Demand deposits in U.S. offices	10,760	10,641	10,700
Other non-interest bearing liabilities(8)	189,702	170,945	164,979
Total liabilities from discontinued operations	—	383	92,409

Total liabilities	$1,447,265	$1,368,428	$1,391,780

Total stockholders' equity(10)	$113,123	$110,916	$109,578

Total liabilities and stockholders' equity	$1,560,388	$1,479,344	$1,501,358

Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$837,085	$810,436	$731,344	$4,960	$5,285	$5,688	2.40%	2.59%	3.15%
In offices outside the U.S.(6)	552,769	515,171	513,532	4,826	4,479	4,451	3.54%	3.45%	3.52%

Total	$1,389,854	$1,325,607	$1,244,876	$9,786	$9,764	$10,139	2.86%	2.92%	3.30%

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 15 to the Consolidated Financial Statements on page 98.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 83.

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

(10)
Includes stockholders' equity from discontinued operations.

(11)
Includes allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	1st Qtr. 2006 vs. 4th Qtr. 2005			1st Qtr. 2006 vs. 1st Qtr. 2005
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)	Average Volume	Average Rate	Net Change(2)
Cash and due from banks	$7	$6	$13	$8	$22	$30

Deposits at interest with banks(4)	$(22)	$(6)	$(28)	$28	$191	$219

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(51)	$129	$78	$136	$957	$1,093
In offices outside the U.S.(4)	35	(18)	17	66	155	221

Total	$(16)	$111	$95	$202	$1,112	$1,314

Brokerage receivables
In U.S. offices	$14	$31	$45	$16	$106	$122
In offices outside the U.S.(4)	(12)	34	22	31	70	101

Total	$2	$65	$67	$47	$176	$223

Trading account assets(5)
In U.S. offices	$75	$130	$205	$286	$294	$580
In offices outside the U.S.(4)	127	112	239	21	110	131

Total	$202	$242	$444	$307	$404	$711

Investments(1)
In U.S. offices	$61	$(5)	$56	$167	$91	$258
In offices outside the U.S.(4)	137	(13)	124	124	(86)	38

Total	$198	$(18)	$180	$291	$5	$296

Loans—consumer
In U.S. offices	$196	$(101)	$95	$565	$56	$621
In offices outside the U.S.(4)	59	34	93	(5)	241	236

Total	$255	$(67)	$188	$560	$297	$857

Loans—corporate
In U.S. offices	$85	$(56)	$29	$163	$43	$206
In offices outside the U.S.(4)	127	102	229	227	246	473

Total	$212	$46	$258	$390	$289	$679

Total loans	$467	$(21)	$446	$950	$586	$1,536

Other interest-earning assets	$(6)	$(17)	$(23)	$11	$(10)	$1

Total interest revenue	$832	$362	$1,194	$1,844	$2,486	$4,330

(1)
The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 83.

(4)
Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on trading account liabilities of CGMHI is reported as a reduction of interest revenue.

ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	1st Qtr. 2006 vs. 4th Qtr. 2005			1st Qtr. 2006 vs. 1st Qtr. 2005
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)	Average Volume	Average Rate	Net Change(2)
Deposits
In U.S. offices	$38	$195	$233	$69	$639	$708
In offices outside the U.S.(4)	129	169	298	223	816	1,039

Total	$167	$364	$531	$292	$1,455	$1,747

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(5)	$96	$91	$217	$1,086	$1,303
In offices outside the U.S.(4)	154	(53)	101	238	45	283

Total	$149	$43	$192	$455	$1,131	$1,586

Brokerage payables
In U.S. offices	$27	$23	$50	$40	$123	$163
In offices outside the U.S.(4)	—	2	2	3	4	7

Total	$27	$25	$52	$43	$127	$170

Trading account liabilities(5)
In U.S. offices	$3	$10	$13	$(1)	$22	$21
In offices outside the U.S.(4)	—	—	—	—	8	8

Total	$3	$10	$13	$(1)	$30	$29

Short-term borrowings
In U.S. offices	$99	$69	$168	$40	$238	$278
In offices outside the U.S.(4)	4	(1)	3	(32)	88	56

Total	$103	$68	$171	$8	$326	$334

Long-term debt
In U.S. offices	$103	$98	$201	$199	$602	$801
In offices outside the U.S.(4)	16	(4)	12	(55)	71	16

Total	$119	$94	$213	$144	$673	$817

Total interest expense	$568	$604	$1,172	$941	$3,742	$4,683

Net interest revenue	$264	$(242)	$22	$903	$(1,256)	$(353)

(1)
The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 83.

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

        Senior management oversees the capital management process of Citigroup and its principal subsidiaries mainly through Citigroup's Finance and Capital Committee. This Committee includes Citigroup's Chairman and Chief Executive Officer, Chief Financial Officer, Corporate Treasurer, Senior Risk Officer, and several senior business managers. The Committee's responsibilities include: determining the financial structure of Citigroup and its principal subsidiaries; ensuring that Citigroup and its regulated entities are adequately capitalized; reviewing the funding and capital markets plan for Citigroup; monitoring interest rate risk, corporate and bank liquidity, the impact of currency translation on non-U.S. earnings and capital; and reviewing and recommending share repurchase levels and dividends on common and preferred stock. The Finance and Capital Committee has established capital targets for Citigroup and for significant subsidiaries. These targets exceed the regulatory standards.

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

        As noted in the following table, Citigroup maintained a "well capitalized" position during the first three months of 2006 and the full year of 2005.

Citigroup Regulatory Capital Ratios

	March 31, 2006	December 31, 2005
Tier 1 Capital	8.60%	8.79%
Total Capital (Tier 1 and Tier 2)	11.80	12.02
Leverage(1)	5.22	5.35
Common stockholders' equity	7.15	7.46

(1)
Tier 1 Capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars	March 31, 2006	December 31, 2005
Tier 1 Capital
Common stockholders' equity	$113,418	$111,412
Qualifying perpetual preferred stock	1,000	1,125
Qualifying mandatorily redeemable securities of subsidiary trusts	6,166	6,264
Minority interest	518	512
Less: Net unrealized gains on securities available-for-sale(1)	(728)	(1,084)
Less: Accumulated net gains on cash flow hedges, net of tax	(818)	(612)
Less: Intangible assets:
Goodwill	(32,933)	(33,130)
Other disallowed intangible assets	(6,176)	(6,163)
Other	(534)	(500)

Total Tier 1 Capital	$79,913	$77,824

Tier 2 Capital
Allowance for credit losses(2)	10,376	10,602
Qualifying debt(3)	18,689	17,368
Unrealized marketable equity securities gains(1)	688	608

Total Tier 2 Capital	$29,753	$28,578

Total Capital (Tier 1 and Tier 2)	$109,666	$106,402

Risk-Adjusted Assets(4)	$929,553	$885,472

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

(3)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(4)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $63.5 billion for interest rate, commodity and equity derivative contracts and foreign-exchange contracts as of March 31, 2006, compared with $56.5 billion as of December 31, 2005. Market risk-equivalent assets included in risk-adjusted assets amounted to $45.1 billion and $40.6 billion at March 31, 2006 and December 31, 2005, respectively. Risk-adjusted assets also include the effect of other off-balance sheet exposures, such as unused loan commitments and letters of credit, and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        Common stockholders' equity increased approximately $2.0 billion during the first three months of 2006 to $113.4 billion at March 31, 2006, representing 7.2% of assets. This compares to $111.4 billion and 7.5% at year-end 2005.

        The table below summarizes the change in common stockholders' equity:

In billions of dollars
Common Equity, December 31, 2005	$111.4
Net income	5.6
Employee benefit plans and other activities	1.1
Dividends	(2.5)
Treasury stock acquired	(2.0)
After-tax net change in equity from nonowner sources	(0.2)

Common Equity, March 31, 2006	$113.4

        The decrease in the common stockholders' equity ratio during the first three months of 2006 reflected the above items and a 6.2% increase in total assets.

        Additionally, on February 15, 2006, Citigroup redeemed for cash all outstanding shares of its Fixed/Adjustable Rate Cumulative Preferred Stock, Series V. The redemption price was $50.00 per depositary share, plus accrued dividends to the date of redemption. At the date of redemption, the value of the Series V Preferred Stock was $125 million.

        On April 13, 2006, the Board of Directors authorized a $10 billion share buyback program, which will increase the repurchase authorization to $12.4 billion.

        The table below summarizes the Company's repurchase activity:

In millions, except per share amounts	Total Common Shares Repurchased	Dollar Value of Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
First quarter 2005	19.0	$906	$47.65	$1,300
Second quarter 2005	41.8	1,965	47.06	14,335
Third quarter 2005	124.2	5,500	44.27	8,835
Fourth quarter 2005	92.9	4,423	47.60	4,412

Total year-to-date 2005	277.9	$12,794	$46.03	$4,412

First quarter 2006	42.9	$2,000	$46.58	$2,412	(1)

(1)
On April 13, 2006, the Board of Directors authorized a $10 billion share buyback program, bringing the dollar value of the remaining authorized Repurchase Program to $12.4 billion.

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, were $6.166 billion at March 31, 2006, as compared to $6.264 billion at December 31, 2005. See "Regulatory Capital and Accounting Standards Developments" below.

        Citigroup's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well capitalized" under federal bank regulatory agency definitions, Citigroup's depository institutions must have a Tier 1 Capital Ratio of at least 6%, a combined Tier 1 and Tier 2 Capital Ratio (Total Capital) of at least 10% and a Leverage Ratio of at least 5%, and not be subject to an FRB directive to meet and maintain higher capital levels. At March 31, 2006, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal regulatory agencies' definitions, including Citibank, N.A. as noted in the table below.

Citibank, N.A. Ratios

	March 31, 2006	December 31, 2005
Tier 1 Capital	8.25%	8.41%
Total Capital (Tier 1 and Tier 2)	12.35	12.55
Leverage(1)	6.36	6.45
Common stockholder's equity	7.75	7.96

(1)
Tier 1 Capital divided by adjusted average assets.

Citibank, N.A. Components of Capital Under Regulatory Guidelines

In billions of dollars	March 31, 2006	December 31, 2005
Tier 1 Capital	$46.5	$44.7
Total Capital (Tier 1 and Tier 2)	69.5	66.8

        Citibank had net income for the three months ended March 31, 2006 amounting to $2.8 billion. During the first quarter of 2006, Citibank paid dividends of $1.3 billion.

        During the first quarter of 2006 and full year 2005, Citibank issued an additional $0.8 billion and $1.4 billion, respectively, of subordinated notes to Citigroup that qualify for inclusion in Citibank's Tier 2 capital. Total subordinated notes issued to Citigroup that were outstanding at March 31, 2006 and December 31, 2005 and included in Citibank's Tier 2 capital amounted to $16.0 billion and $15.3 billion, respectively. Following the merger of Citicorp into Citigroup on August 1, 2005, all of Citibank's subordinated debt was assigned to Citigroup. See "Funding" on page 69 for further details of the merger.

Other Subsidiary Capital Considerations

        Certain of the Company's broker/dealer subsidiaries—including Citigroup Global Markets Inc., an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI)—are subject to various securities and commodities regulations and capital adequacy requirements of the regulatory and exchange authorities of the countries in which they operate. The Company's U.S. registered broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Net Capital Rule, Rule 15c3-1 (the Net Capital Rule) under the Exchange Act. The Net Capital Rule requires the maintenance of a defined amount of minimum net capital. The Net Capital Rule also limits the ability of broker/dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances. It could also restrict CGMHI's ability to withdraw capital from its broker/dealer subsidiaries, which could limit CGMHI's ability to pay dividends and make payments on its debt. CGMHI monitors its leverage and capital ratios on a daily basis. See Note 11 to the Consolidated Financial Statements on page 93.

        In addition, certain of the Company's broker/dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. The Company's broker/dealer subsidiaries were in compliance with their capital requirements at March 31, 2006.

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

Capital Instruments

        On March 1, 2005, the FRB issued the final rule, with an effective date of April 11, 2005, which retains trust preferred securities in Tier 1 Capital of BHCs, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements included in Tier 1 Capital would be limited to 25% of Tier 1 Capital elements, net of goodwill less any associated deferred tax liability. Under this rule, Citigroup currently would have less than 9% against the limit. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 Capital, subject to restrictions.

        Additionally, from time to time, the FRB and the FFIEC propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. Such proposals or interpretations could, if implemented in the future, affect reported capital ratios and net risk-adjusted assets.*

*
This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 75.

LIQUIDITY

        At the Holding Company level for Citigroup, for CGMHI and for the Combined Holding Company, Citigroup maintains sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without accessing the unsecured markets.

Management of Liquidity

        Management of liquidity at Citigroup is the responsibility of the Corporate Treasurer. A uniform liquidity risk management policy exists for Citigroup and its major operating subsidiaries. Under this policy, there is a single set of standards for the measurement of liquidity risk in order to ensure consistency across businesses, stability in methodologies and transparency of risk. Management of liquidity at each operating subsidiary and/or country is performed on a daily basis and is monitored by Corporate Treasury and independent risk management.

        The basis of Citigroup's liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. As discussed in "Capital Resources" on page 66, Citigroup's Finance and Capital Committee monitors the liquidity position of Citigroup. In addition, the Global Asset and Liability Committee (ALCO) undertakes this oversight responsibility, along with the Corporate Treasurer. The Global ALCO functions as an oversight forum composed of Citigroup's Chief Financial Officer, Senior Risk Officer, Corporate Treasurer, Head of Risk Architecture and the senior corporate and business treasurers and business chief financial officers. One of the objectives of the Global ALCO is to monitor and review the overall liquidity and balance sheet positions of Citigroup and its principal subsidiaries and to address corporate-wide policies and make recommendations to senior management and the business units. Similarly, ALCOs are also established for each country and/or major line of business.

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

        A series of standard corporate-wide liquidity ratios has been established to monitor the structural elements of Citigroup's liquidity. For bank entities, these include cash capital (defined as core deposits, long-term debt, and capital compared with illiquid assets), liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans. Several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. At the Holding Company level for Citigroup and for CGMHI, ratios are established for liquid assets against short-term obligations. Triggers for management discussion, which may result in other actions, have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

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

        As of March 31, 2006, Citigroup's national and state-chartered bank subsidiaries can declare dividends to their respective parent companies, without regulatory approval, of approximately $13.7 billion. In determining whether and to what extent to pay dividends, each bank subsidiary must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that, as of March 31, 2006, its bank subsidiaries can directly or through their parent holding company distribute dividends to Citigroup of approximately $11.0 billion of the available $13.7 billion.

        Citigroup also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on their payment of dividends, except that the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

        As discussed in "Capital Resources" on page 66, the ability of CGMHI to declare dividends can be restricted by capital considerations of its broker/dealer subsidiaries.

        During 2006, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due.*

        Primary sources of liquidity for Citigroup and its principal subsidiaries include deposits, collateralized financing transactions, senior and subordinated debt, issuance of commercial paper, proceeds from issuance of trust preferred securities, and purchased/wholesale funds. Citigroup and its principal subsidiaries also generate funds through securitizing financial assets, including credit card receivables and single-family or multi-family residences. See Note 8 to the Consolidated Financial Statements on page 87 for additional information about securitization activities. Finally, Citigroup's net earnings provide a significant source of funding to the corporation.

        Citigroup's funding sources are well diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $628.2 billion. A significant portion of these deposits has been, and is expected to be, long-term and stable and is considered core.

        Citigroup and its subsidiaries have a significant presence in the global capital markets. During the 2005 second quarter, Citigroup consolidated its capital markets funding activities into two legal entities: (i) Citigroup Inc., which issues long-term debt, trust preferred securities, preferred and common stock, and (ii) Citigroup Funding Inc. (CFI), a first-tier subsidiary of Citigroup, which issues commercial paper and medium-term notes, all of which is guaranteed by Citigroup. Publicly underwritten debt was also formerly issued by CGMHI, Citicorp, Associates First Capital Corporation (Associates) and CitiFinancial Credit Company. As part of the funding consolidation during the 2005 second quarter, Citigroup unconditionally guaranteed CGMHI's outstanding SEC-registered indebtedness. CGMHI will no longer file reports with the SEC and will continue to be rated on the basis of a guarantee of its financial obligations from Citigroup. On August 1, 2005, Citigroup merged its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. Coinciding with this merger, Citigroup assumed all existing indebtedness and outstanding guarantees of Citicorp. As a result, Citigroup has also guaranteed various debt obligations of Associates and of CitiFinancial Credit Company, each an indirect subsidiary of Citigroup. In addition, Citigroup guaranteed various debt obligations of Citigroup Finance Canada, Inc. (CFCI), a wholly owned subsidiary of Associates. CFCI continues to issue debt in the Canadian market supported by a Citigroup guarantee. See Note 18 to the Consolidated Financial Statements on page 103 for further discussions. Other significant elements of long-term debt in the Consolidated Balance Sheet include advances from the Federal Home Loan Bank system, asset-backed outstandings related to the purchase of Sears, and debt of foreign subsidiaries.

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

*
This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 75.

        At March 31, 2006, long-term debt and commercial paper outstanding for Citigroup Parent Company, CGMHI, Citigroup Funding Inc. and Citigroup's Subsidiaries were as follows:

In billions of dollars	Citigroup Parent Company	CGMHI	Citigroup Funding Inc.	Other Citigroupe Subsidiaries
Long-term debt	$105.5	$34.8	$11.1	$75.8
Commercial paper	—	—	$24.1	$1.7

        See Note 11 to the Consolidated Financial Statements on page 93 for further detail on long-term debt and commercial paper outstanding.

        Citigroup's ability to access the capital markets and other sources of wholesale funds, as well as the cost of these funds, is highly dependent on its credit ratings. The accompanying chart indicates the current ratings for Citigroup.

Citigroup's Debt Ratings as of March 31, 2006

	Citigroup Inc.			Citigroup Funding Inc.			Citibank, N.A.
	Senior Debt	Subordinated Debt	Commercial Paper	Senior Debt	Subordinated Debt	Commercial Paper	Long- Term	Short- Term
Fitch Ratings	AA+	AA	F1+	AA+	AA	F1+	AA+	F1+
Moody's Investors Service	Aal	Aa2	P-1	Aa1	Aa2	P-1	Aa1	P-1
Standard & Poor's	AA-	A+	A-1+	AA-	A+	A-1+	AA	A-1+

        Standard and Poors assigned a "positive" outlook to the debt ratings of Citigroup Inc. and its subsidiaries on May 3, 2006. Moody's Investors Service assigned a "positive" outlook to the long-term rating for Citibank, N.A. in December 2005. The outlook for all other ratings is "stable."

        Some of Citigroup's nonbank subsidiaries, including CGMHI, have credit facilities with Citigroup's subsidiary banks, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act. There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or obtain credit from banking subsidiaries or engage in certain other transactions with them. In general, these restrictions require that transactions be on arms-length terms and be secured by designated amounts of specified collateral. See Note 11 to the Consolidated Financial Statements on page 93.

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

        The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup's financial assets, to assist our clients in securitizing their financial assets, and to create investment products for the Company's clients. SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business, through the SPE's issuing debt and equity instruments, certificates, commercial paper, and other notes of indebtedness. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or overcollateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit or asset purchase agreement. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors or to limit or change the credit risk of the SPE. Citigroup may be the counterparty to these derivatives.

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

        SPEs may be Qualifying SPEs (QSPEs) or VIEs or neither. The Company's credit card receivables and mortgage loan securitizations are organized as QSPEs and are, therefore, not VIEs subject to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R). When an entity is deemed a variable interest entity (VIE) under FIN 46-R, the entity in question must be consolidated by the primary beneficiary; however, the Company is not the primary beneficiary of most of these entities and as such does not consolidate most of them.

Securitization of Citigroup's Assets

        In some of these off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations, Citigroup is securitizing assets that were previously recorded on its Consolidated Balance Sheet. A summary of certain cash flows received from and paid to securitization trusts is included in Note 8 to the Consolidated Financial Statements on page 87.

Credit Card Receivables

        Credit card receivables are securitized through trusts, which are established to purchase the receivables. Citigroup sells receivables into the trusts on a non-recourse basis. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. CGMI is one of several underwriters that distribute securities issued by the trust to investors. The Company relies on securitizations to fund approximately 65% of its U.S. Cards business.

        The following table reflects amounts related to the Company's securitized credit card receivables at March 31, 2006 and December 31, 2005:

In billions of dollars	Mar. 31, 2006	Dec. 31, 2005
Total assets in trusts	$105.6	$107.7
Amounts sold to investors via trust-issued securities	91.0	92.1
Remaining seller's interest:
Recorded as consumer loans	10.4	11.6
Recorded as available-for- sale securities (AFS)	4.2	4.0
Amounts receivable from trusts	4.1	1.0
Amounts payable to trusts	1.8	1.6
Interest-only strip	2.1	2.1

        In the first quarters of 2006 and 2005, the Company recorded net gains from securitization of credit card receivables of $0.2 billion and $0.3 billion, respectively. Net gains reflect the following:

  •
  incremental gains from new securitizations

  •
  the reversal of the allowance for loan losses associated with receivables sold

  •
  net gains on replenishments of the trust assets

  •
  offset by other than temporary impairments.

        See Note 8 to the Consolidated Financial Statements on page 87 for additional information regarding the Company's securitization activities.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to its customers. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other asset securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $51 million and $86 million in the first quarter of 2006 and 2005, respectively.

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

        At March 31, 2006 and December 31, 2005, total assets and liabilities in the unconsolidated conduits were $57 billion and $55 billion, respectively.

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

        See Note 8 to the Consolidated Financial Statements on page 87 for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of March 31, 2006 and December 31, 2005.

In millions of dollars	March 31, 2006	December 31, 2005
Financial standby letters of credit and foreign office guarantees	$67,595	$52,384
Performance standby letters of credit and foreign office guarantees	14,993	13,946
Commercial and similar letters of credit	6,210	5,790
One- to four-family residential mortgages	3,726	3,343
Revolving open-end loans secured by one- to four-family residential properties	27,078	25,089
Commercial real estate, construction and land development	2,951	2,283
Credit card lines(1)	886,218	859,504
Commercial and other consumer loan commitments(2)	332,635	346,444

Total	$1,341,406	$1,308,783

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $165 billion and $179 billion with original maturity of less than one year at March 31, 2006 and December 31, 2005, respectively.

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

Controls and procedures

Disclosure

        The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act securities laws is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

        The Company's Disclosure Committee is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Company's external disclosures.

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2006 and, based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that at that date the Company's disclosure controls and procedures were effective.

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

        There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

        In this Quarterly Report on Form 10-Q, the Company uses certain forward-looking statements when describing future business conditions. The Company's actual results may differ materially from those included in the forward-looking statements and are indicated by words such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could."

        These forward-looking statements involve external risks and uncertainties including, but not limited, to those described in the Company's 2005 Annual Report on Form 10-K section entitled "Risk Factors": economic conditions, credit, market and liquidity risk, competition, country risk, operational risk, U.S. fiscal policies, reputation and legal risk and certain regulatory considerations. Risks and uncertainties disclosed in this 10-Q include, but are not limited to:

  •
  the impact of a variety of unresolved matters concerning the Company's investment in CVC Brazil, including pending litigation involving some of its portfolio companies;

  •
  possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; and

  •
  the Company's subsidiaries' dividending capabilities.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended March 31,
In millions of dollars, except per share amounts
	2006	2005(1)
Revenues
Loan interest, including fees	$12,809	$11,273
Other interest and dividends	9,055	6,262
Insurance premiums	770	735
Commissions and fees	4,906	4,393
Principal transactions	2,117	2,215
Asset management and administration fees	1,705	1,508
Realized gains (losses) from sales of investments	379	243
Other revenue	2,549	1,991

Total revenues	$34,290	$28,620
Interest expense	12,107	7,424

Total revenues, net of interest expense	$22,183	$21,196

Provision for credit losses and for benefits and claims
Provision for loan losses	$1,396	$1,813
Policyholder benefits and claims	227	217
Provision for unfunded lending commitments	50	—

Total provision for credit losses and for benefits and claims	$1,673	$2,030

Operating expenses
Compensation and benefits	$8,263	$6,486
Net occupancy expense	1,382	1,241
Technology/communication expense	886	866
Advertising and marketing expense	603	641
Other operating expenses	2,224	2,170

Total operating expenses	$13,358	$11,404
Income from continuing operations before income taxes and minority interest	$7,152	$7,762
Provision for income taxes	1,537	2,484
Minority interest, net of taxes	60	163

Income from continuing operations	$5,555	$5,115

Discontinued operations
Income from discontinued operations	$1	$483
Gain on sale	21	—
Provision (benefit) for income taxes and minority interest, net of taxes	(62)	157

Income from discontinued operations, net of taxes	$84	$326

Net income	$5,639	$5,441

Basic earnings per share(2)
Income from continuing operations	$1.13	$0.99
Income from discontinued operations, net of taxes	0.02	0.07

Net Income	$1.14	$1.06

Weighted average common shares outstanding	4,920.7	5,133.3

Diluted earnings per share(2)
Income from continuing operations	$1.11	$0.98
Income from discontinued operations, net of taxes	0.02	0.06

Net income	$1.12	$1.04

Adjusted weighted average common shares outstanding	5,007.9	5,226.0

(1)
Reclassified to conform to the current period's presentation.

(2)
Due to rounding, earnings per share on continuing and discontinued operations may not sum to earnings per share on net income.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	March 31, 2006 (Unaudited)	December 31, 2005(1)
Assets
Cash and due from banks (including segregated cash and other deposits)	$26,355	$28,373
Deposits at interest with banks	28,276	26,904
Federal funds sold and securities borrowed or purchased under agreements to resell	239,552	217,464
Brokerage receivables	42,569	42,823
Trading account assets (including $85,256 and $92,495 pledged to creditors at March 31, 2006 and December 31, 2005, respectively)	328,135	295,820
Investments (including $16,336 and $15,819 pledged to creditors at March 31, 2006 and December 31, 2005, respectively)	193,970	180,597
Loans, net of unearned income
Consumer	462,068	454,620
Corporate	143,239	128,883

Loans, net of unearned income	$605,307	$583,503
Allowance for loan losses	(9,505)	(9,782)

Total loans, net	$595,802	$573,721
Goodwill	32,933	33,130
Intangible assets	15,092	14,749
Other assets	83,517	80,456

Total assets	$1,586,201	$1,494,037

Liabilities
Non-interest-bearing deposits in U.S. offices	$38,684	$37,405
Interest-bearing deposits in U.S. offices	176,032	169,277
Non-interest-bearing deposits in offices outside the U.S.	34,323	32,614
Interest-bearing deposits in offices outside the U.S.	379,118	353,299

Total deposits	$628,157	$592,595
Federal funds purchased and securities loaned or sold under agreements to repurchase	279,540	242,392
Brokerage payables	70,214	70,994
Trading account liabilities	144,888	121,108
Short-term borrowings (including $755 at March 31, 2006 at fair value)	58,130	66,930
Long-term debt (including $3,864 at March 31, 2006 at fair value)	227,165	217,499
Other liabilities	63,689	69,982

Total liabilities	$1,471,783	$1,381,500

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	$1,000	$1,125
Common stock ($.01 par value; authorized shares: 15 billion), issued shares—5,477,416,086 shares at March 31, 2006 and at December 31, 2005	55	55
Additional paid-in capital	17,119	17,483
Retained earnings	120,703	117,555
Treasury stock, at cost: March 31, 2006—506,174,599 shares and December 31, 2005—497,192,288 shares	(21,753)	(21,149)
Accumulated other changes in equity from nonowner sources	(2,706)	(2,532)

Total stockholders' equity	$114,418	$112,537

Total liabilities and stockholders' equity	$1,586,201	$1,494,037

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31,
In millions of dollars, except shares in thousands
	2006	2005(1)
Preferred stock at aggregate liquidation value
Balance, beginning of period	$1,125	$1,125
Redemption or retirement of preferred stock	(125)	—

Balance, end of period	$1,000	$1,125

Common stock and additional paid-in capital
Balance, beginning of period	$17,538	$16,960
Employee benefit plans	(365)	(662)
Other	1	—

Balance, end of period	$17,174	$16,298

Retained earnings
Balance, beginning of period	$117,555	$102,154
Net income	5,639	5,441
Common dividends(2)	(2,474)	(2,309)
Preferred dividends	(17)	(17)

Balance, end of period	$120,703	$105,269

Treasury stock, at cost
Balance, beginning of period	$(21,149)	$(10,644)
Issuance of shares pursuant to employee benefit plans	1,391	1,075
Treasury stock acquired(3)	(2,000)	(906)
Other	5	—

Balance, end of period	$(21,753)	$(10,475)

Accumulated other changes in equity from nonowner sources
Balance, beginning of period	$(2,532)	$(304)
Net change in unrealized gains and losses on investment securities, net of tax	(356)	(885)
Net change in cash flow hedges, net of tax	206	164
Net change in foreign currency translation adjustment, net of tax	(28)	(656)
Minimum pension liability adjustment, net of tax	4	—

Balance, end of period	$(2,706)	$(1,681)

Total common stockholders' equity (shares outstanding: 4,971,241 in 2006 and 5,202,176 in 2005)	$113,418	$109,411

Total stockholders' equity	$114,418	$110,536
Summary of changes in equity from nonowner sources
Net income	$5,639	$5,441
Other changes in equity from nonowner sources, net of tax	(174)	(1,377)

Total changes in equity from nonowner sources	$5,465	$4,064

(1)
Reclassified to conform to the current period's presentation.

(2)
Common dividends declared were 49 cents per share in the first quarter of 2006 and 44 cents per share in the first quarter of 2005.

(3)
All open market repurchases were transacted under an existing authorized share repurchase plan. On April 13, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
In millions of dollars
	2006	2005(1)
Cash flows from operating activities of continuing operations
Net income	$5,639	$5,441
Income from discontinued operations, net of tax and minority interest	73	326
Gain on sale, net of tax and minority interest	11	—

Income from continuing operations	$5,555	$5,115
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	$70	$74
Additions to deferred policy acquisition costs	(88)	(113)
Depreciation and amortization	599	536
Provision for credit losses	1,396	1,813
Change in trading account assets	(32,315)	5,831
Change in trading account liabilities	23,780	(14,349)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(22,088)	(1,360)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	37,148	8,062
Change in brokerage receivables net of brokerage payables	(526)	406
Net gains from sales of investments	(379)	(243)
Venture capital activity	(62)	(540)
Other, net	(9,938)	(1,547)

Total adjustments	$(2,403)	$(1,430)

Net cash provided by operating activities of continuing operations	$3,152	$3,685

Cash flows from investing activities of continuing operations
Change in deposits at interest with banks	$(1,372)	$(5,078)
Change in loans	(25,120)	(6,384)
Proceeds from sales of loans	2,697	3,716
Purchases of investments	(63,425)	(44,096)
Proceeds from sales of investments	17,444	21,247
Proceeds from maturities of investments	32,402	17,926
Other investments, primarily short-term, net	(44)	(650)
Capital expenditures on premises and equipment	(875)	(924)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	525	5,069
Business acquisitions	—	(602)

Net cash used in investing activities of continuing operations	$(37,768)	$(9,776)

Cash flows from financing activities of continuing operations
Dividends paid	$(2,491)	$(2,326)
Issuance of common stock	258	279
Redemption or retirement of preferred stock	(125)	—
Treasury stock acquired	(2,000)	(906)
Stock tendered for payment of withholding taxes	(569)	(489)
Issuance of long-term debt	25,040	14,133
Payments and redemptions of long-term debt	(14,425)	(12,370)
Change in deposits	35,562	4,191
Change in short-term borrowings	(8,800)	5,937
Contractholder fund deposits	79	84
Contractholder fund withdrawals	(93)	(134)

Net cash provided by financing activities of continuing operations	$32,436	$8,399

Effect of exchange rate changes on cash and cash equivalents	$162	$(142)

Discontinued Operations
Net cash used in discontinued operations	—	$(102)

Change in cash and due from banks	$(2,018)	$2,064
Cash and due from banks at beginning of period	$28,373	$23,556

Cash and due from banks at end of period	$26,355	$25,620

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$1,017	$679
Cash paid during the period for interest	11,150	6,970

Non-cash investing activities
Transfers to repossessed assets	$358	$427

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	March 31, 2006 (Unaudited)	December 31, 2005
Assets
Cash and due from banks	$15,087	$15,706
Deposits at interest with banks	24,772	22,704
Federal funds sold and securities purchased under agreements to resell	16,022	15,187
Trading account assets (including $378 and $600 pledged to creditors at March 31, 2006 and December 31, 2005, respectively)	97,934	86,966
Investments (including $2,431 and $2,122 pledged to creditors at March 31, 2006 and December 31, 2005, respectively)	135,170	124,147
Loans, net of unearned income	398,831	386,565
Allowance for loan losses	(6,178)	(6,307)

Total loans, net	$392,653	$380,258
Goodwill	9,181	9,093
Intangible assets	11,083	10,644
Premises and equipment, net	5,784	5,873
Interest and fees receivable	5,829	5,722
Other assets	35,820	30,197

Total assets	$749,335	$706,497

Liabilities
Non-interest-bearing deposits in U.S. offices	$23,816	$23,464
Interest-bearing deposits in U.S. offices	116,318	112,264
Non-interest-bearing deposits in offices outside the U.S.	30,407	28,738
Interest-bearing deposits in offices outside the U.S.	347,060	321,524

Total deposits	$517,601	$485,990
Trading account liabilities	48,921	46,812
Purchased funds and other borrowings (including $688 at March 31, 2006 at fair value)	55,057	48,653
Accrued taxes and other expense	9,983	9,047
Long-term debt and subordinated notes (including $1,158 at March 31, 2006 at fair value)	34,878	34,404
Other liabilities	24,859	25,327

Total liabilities	$691,299	$650,233

Stockholder's equity
Capital stock ($20 par value) standing shares: 37,534,553 in each period	$751	$751
Surplus	27,283	27,244
Retained earnings	32,122	30,651
Accumulated other changes in equity from nonowner sources(1)	(2,120)	(2,382)

Total stockholder's equity	$58,036	$56,264

Total liabilities and stockholder's equity	$749,335	$706,497

(1)
Amounts at March 31, 2006 and December 31, 2005 include the after-tax amounts for net unrealized gains/(losses) on investment securities of ($310) million and ($210) million, respectively, for foreign currency translation of ($2.068) billion and ($2.381) billion, respectively, for cash flow hedges of $369 million and $323 million, respectively, and for additional minimum pension liability of ($111) million and ($114) million, respectively.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements as of March 31, 2006 and for the three-month period ended March 31, 2006 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2005 Annual Report on Form 10-K.

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

Accounting Changes

Stock-Based Compensation

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which replaces the existing SFAS 123 and APB 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires companies to measure compensation expense for stock options and other share-based payments based on the instruments' grant date fair value, and to record expense based on that fair value reduced by expected and actual forfeitures.

        The Company adopted this standard by using the modified prospective approach. Beginning January 1, 2006, Citigroup will record incremental expense for stock options granted prior to January 1, 2003 (the date the Company adopted SFAS 123). That expense will equal the remaining unvested portion of the grant-date fair value of those stock options, reduced by estimated and actual forfeitures. The Company recorded incremental compensation expense of $19 million in the first quarter of 2006. Based on current estimates, the incremental charges for each of the remaining three quarters of 2006 and all of 2007 are pretax $24 million and $11 million, respectively.

        The Company maintains a number of incentive programs in which equity awards are granted to eligible employees. The most significant of the programs offered is the Capital Accumulation Program (CAP). Under the CAP program, the Company grants deferred and restricted shares to eligible employees. The program provides that employees who meet certain age plus years-of-service requirements (retirement-eligible employees) may terminate active employment and continue vesting in their awards provided they comply with specified non-compete provisions. For awards granted prior to the adoption of SFAS 123(R), the Company had been and will continue to amortize the compensation cost of those awards over the full vesting periods. Awards granted after the adoption of SFAS 123(R) must be either expensed on the grant date or accrued in the year prior to the grant date.

        The impact to the 2006 first quarter results was a charge of $846 million ($520 million after-tax). This charge consisted of $648 million ($398 million after-tax) for the immediate expensing of awards granted to retirement-eligible employees in January 2006, and $198 million ($122 million after-tax) for the quarterly accrual of the estimated awards that will be granted through January 2007. The Company will continue to accrue for the estimated awards that will be granted through January 2007 in each quarter of 2006.

        In adopting SFAS 123(R), the Company began to recognize compensation expense for restricted or deferred stock awards net of estimated forfeitures. Previously, the effects of forfeitures were recorded as they occurred. Additional information can be found in Note 14 to the Consolidated Financial Statements on page 96.

Accounting for Certain Hybrid Financial Instruments

        On January 1, 2006, the Company elected to early-adopt, primarily on a prospective basis, SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." In accordance with this standard, hybrid financial instruments—such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as interest-only instruments—may be accounted for at fair value, with the change recorded in current earnings.

Accounting for Servicing of Financial Assets

        On January 1, 2006, The Company elected to early-adopt SFAS No. 156, "Accounting for Servicing of Financial Assets." This pronouncement permits an election to remeasure servicing rights at fair value, with the changes in the fair value being recorded in current earnings. The company has elected to adopt this standard for its U.S. prime mortgage and student loan servicing rights. The impact of adopting this standard was not material.

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

        The impact of adopting this interpretation was a $49 million after-tax ($80 million pretax) charge to earnings, which was reported on the Consolidated Statement of Income as the cumulative effect of accounting change (net of taxes) in the fourth quarter of 2005.

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

Future Application of Accounting Standards

Determining the Variability in a Potential VIE

        The FASB issued FASB Staff Position FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP FIN 46(R)-6) in April 2006. FSP FIN 46(R)-6 addresses the application of FIN 46(R), "Consolidation of Variable Interest Entities," in determining whether certain contracts or arrangements with a variable interest entity (VIE) are variable interests by requiring companies to base such evaluations on an analysis of the VIE's purpose and design, rather than its legal form or accounting classification.

        FSP FIN 46(R)-6 is required to be applied for all reporting periods beginning after June 15, 2006. While the Company is still evaluating the impact of the FSP, the adoption of the FSP is not expected to result in material differences from Citigroup's existing accounting policies regarding the consolidation of VIEs.

Potential Amendments to Various Current Accounting Standards

        The FASB is currently working on a number of amendments to the existing accounting standards governing asset transfers, uncertain tax positions, leveraged lease transactions, and fair value of financial instruments. Upon completion of these standards, the Company will need to reevaluate its accounting and disclosures. Due to the ongoing deliberations by the Board, the Company is unable to accurately determine the effect of future amendments or proposals at this time.

        In addition, the FASB is currently working on a project that will change the accounting and reporting for pension and postretirement plans. Citigroup expects the new standard to require companies to record an asset or liability on the Consolidated Balance Sheet equal to the funded status of the plans. Any other plan-related assets or liabilities would be reflected net as an adjustment to stockholders' equity.

2.     Business Developments

Acquisition of Federated Credit Card Portfolio and Credit Card Agreement With Federated Department Stores

        On June 2, 2005, Citigroup announced a long-term agreement with Federated Department Stores, Inc. (Federated) under which the companies will partner to manage Federated's $6.3 billion in credit card receivables, including existing and new accounts, executed in three phases.

        For the first phase, which closed on October 24, 2005, Citigroup acquired Federated's receivables under management, totaling $3.3 billion. For the second phase, which closed on May 1, 2006, additional Federated receivables totaling $1.2 billion were transferred to Citigroup from the previous provider. For the final phase, in the 2006 third quarter, Citigroup expects to acquire the approximately $1.8 billion credit card receivable portfolio of The May Department Stores Company (May), which recently merged with Federated.

        Citigroup is paying a premium of approximately 11.5% to acquire each of the portfolios. The multi-year agreement also provides Federated the ability to participate in the portfolio performance, based on credit sales and certain other performance metrics.    The Federated and May credit card portfolios comprise a total of approximately 17 million active accounts.

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

        The following is summarized financial information for discontinued operations, including cash flows, related to the Sale of the Asset Management Business:

	Three Months Ended March 31,
In millions of dollars
	2006	2005
Total revenues, net of interest expense	$21	$337

Income (loss) from discontinued operations	$(1)	$86
Gain on sale	21	—
Provision for income taxes and minority interest, net of taxes	10	33

Income from discontinued operations, net of taxes	$10	$53

	Three Months Ended March 31,
In millions of dollars
	2006	2005
Cash flows from:
Operating activities	$—	$(81)
Investing activities	—	36
Financing activities	—	—

Net cash used in discontinued operations	$—	$(45)

        The following is a summary of the assets and liabilities of discontinued operations related to the Sale of the Asset Management Business as of December 1, 2005:

In millions of dollars	December 1, 2005
Assets
Cash and due from banks	$96
Investments	3
Intangible assets	776
Other assets	563

Total assets	$1,438

Liabilities
Other liabilities	$575

Total liabilities	$575

        On January 31, 2006, the Company completed the sale of its Asset Management Business within Bank Handlowy (an indirect banking subsidiary of Citigroup located in Poland) to Legg Mason, Inc. This transaction, which was originally part of the overall Asset Management Business sold to Legg Mason, Inc. on December 1, 2005, was postponed due to delays in obtaining local regulatory approval. A gain from this sale of $18 million after-tax and minority interest ($30 million pretax and minority interest) was recognized in the 2006 first quarter within Discontinued Operations.

        During March 2006, Citigroup sold 10.3 million shares of Legg Mason stock through an underwritten public offering. The net sale proceeds of $1.258 billion resulted in a pretax gain of $24 million.

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

        During the 2006 first quarter, $15 million of the total $657 million tax contingency reserve release was reported within Discontinued Operations as it related to the Life & Annuities Business sold to MetLife, Inc. See "Settlement of IRS Tax Audit" discussion on page 8.

        Summarized financial information for discontinued operations, including cash flows, related to the Sale of the Life Insurance and Annuities Business is as follows:

	Three Months Ended March 31,
In millions of dollars
	2006	2005
Total revenues, net of interest expense	$—	$1,362

Income from discontinued operations	$2	$397
Provision (benefit) for income taxes	(28)	124

Income from discontinued operations, net of taxes	$30	$273

	Three Months Ended March 31,
In millions of dollars
	2006	2005
Cash flows from:
Operating activities	$—	$521
Investing activities	—	125
Financing activities	—	(499)

Net cash provided by discontinued operations	$—	$147

        The following is a summary of the assets and liabilities of discontinued operations related to the Sale of the Life Insurance and Annuities Business as of July 1, 2005, the date of the distribution:

In millions of dollars	July 1, 2005
Assets
Cash and due from banks	$158
Investments	48,860
Intangible assets	86
Other assets(1)	44,123

Total assets	$93,227

Liabilities
Federal funds purchased and securities loaned or sold under agreements to repurchase	$971
Other liabilities(2)	82,842

Total liabilities	$83,813

(1)
At June 30, 2005 other assets consisted of separate and variable accounts of $30,828 million, reinsurance recoverables of $4,048 million, and other of $9,247 million.

(2)
At June 30, 2005 other liabilities consisted of contractholder funds and separate and variable accounts of $66,139 million, insurance policy and claims reserves of $14,370 million, and other of $2,333 million.

The Spin-off of Travelers Property Casualty Corp.

        During the 2006 first quarter, releases from various tax contingency reserves were recorded as the IRS concluded their tax audits for the years 1999 through 2002. Included in these releases was $44 million related to Travelers Property Casualty Corp., which the Company spun off during 2002. This release has been included in the provision for income taxes within the results for discontinued operations. See "Settlement of IRS Tax Audit" discussion on page 8.

Combined Results for Discontinued Operations

        Summarized financial information for all of the Company's discontinued operations is as follows:

	Three Months Ended March 31,
In millions of dollars
	2006	2005
Total revenues, net of interest expense	$21	$1,699

Income from discontinued operations	$1	$483
Gain on sale	21	—
Provision (benefit) for income taxes and minority interest, net of taxes	(62)	157

Income from discontinued operations, net of taxes	$84	$326

4.     Business Segments

        The following table presents certain information regarding the Company's continuing operations by segment:

	Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes		Income (Loss) from Continuing Operations(1)		Identifiable Assets
	First Quarter						Mar. 31,	Dec. 31,
In millions of dollars, except identifiable assets in billions
	2006	2005(2)	2006	2005(2)	2006	2005(2)	2006	2005(2)
Global Consumer	$11,955	$12,118	$847	$1,314	$3,073	$2,843	$568	$559
Corporate and Investment Banking	7,279	6,037	574	735	1,929	1,679	926	839
Global Wealth Management	2,483	2,173	136	180	287	319	62	63
Alternative Investments	675	866	111	267	353	362	12	13
Corporate/Other	(209)	2	(131)	(12)	(87)	(88)	18	20

Total	$22,183	$21,196	$1,537	$2,484	$5,555	$5,115	$1,586	$1,494

(1)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the Global Consumer results of $1.7 billion and $2.1 billion and in the Global Wealth Management results of $5 million and ($16) million for the 2006 and 2005 first quarters, respectively. Corporate and Investment Banking results include a pretax credit of ($56) million for the 2005 first quarter.

(2)
Reclassified to conform to the sale of the Asset Management Business, the sale of the Life Insurance and Annuities Business, and certain recent organizational changes.

5.     Investments

In millions of dollars	March 31, 2006	December 31, 2005
Fixed income securities, substantially all available-for-sale at fair value	$177,161	$163,177
Equity securities(1)	13,614	14,368
Venture capital, at fair value	2,906	2,844
Short-term and other	289	208

Total	$193,970	$180,597

(1)
Includes non-marketable equity securities carried at cost of $8,840 million and $8,329 million at March 31, 2006 and December 31, 2005, respectively, which are reported in both the amortized cost and fair value columns.

        The amortized cost and fair value of investments in fixed income and equity securities at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006				December 31, 2005(1)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Fixed income securities held to maturity(2)	$1	$—	$—	$1	$2	$2

Fixed income securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. Federal agencies	$12,931	$36	$478	$12,489	$13,157	$12,937
U.S. Treasury and Federal agencies	30,365	56	546	29,875	28,448	28,034
State and municipal	14,057	647	62	14,642	13,090	13,581
Foreign government	76,437	388	567	76,258	67,823	67,874
U.S. corporate	26,214	322	246	26,290	25,050	25,055
Other debt securities	17,619	64	77	17,606	15,665	15,694

Total fixed income securities available-for-sale(3)	$177,624	$1,513	$1,976	$177,161	$163,235	$163,177

Equity securities(4)	$12,085	$1,554	$25	$13,614	$13,017	$14,368

(1)
At December 31, 2005, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $2.769 billion and $1.476 billion, respectively.

(2)
Recorded at amortized cost.

(3)
Includes Fixed income securities, held to maturity.

(4)
Includes non-marketable equity securities carried at cost of $8,840 million and $8,329 million at March 31, 2006 and December 31, 2005, respectively, which are reported in both the amortized cost and fair value columns.

        Realized and unrealized gains and losses related to the venture capital investments are classified in other revenue as the mark-to-market of these investments is recognized in earnings. The net gains reflected in earnings from these venture capital investments were $116 million and $622 million for the quarters ended March 31, 2006 and 2005, respectively. The total carrying value and cost for the venture capital investments were as follows:

Three Months Ended March 31,

In millions of dollars	2006	2005
Carrying value	$2,904	$4,346
Cost	2,518	3,224

6.     Trading Account Assets and Liabilities

        Trading account assets and liabilities, at market value, consisted of the following:

In millions of dollars	March 31, 2006	December 31, 2005
Trading account assets
U.S. Treasury and federal agency securities	$47,367	$38,771
State and municipal securities	13,911	17,856
Foreign government securities	27,945	21,266
Corporate and other debt securities	69,531	60,137
Derivatives(1)	53,855	47,414
Equity securities	70,771	64,553
Mortgage loans and collateralized mortgage securities	22,821	27,852
Other	21,934	17,971

Total trading account assets	$328,135	$295,820

Trading account liabilities
Securities sold, not yet purchased	$76,589	$59,780
Derivatives(1)	68,299	61,328

Total trading account liabilities	$144,888	$121,108

(1)
Pursuant to master netting agreements and cash collateral.

7.     Commissions and Fees

        Commissions and fees revenues includes charges to customers for credit and bank cards, including transaction-processing fees and annual fees; advisory, and equity and debt underwriting services; lending and deposit-related transactions, such as loan commitments, standby letters of credit, and other deposit and loan servicing activities; investment management-related fees including brokerage services, and custody and trust services; insurance fees and commissions.

        The following table presents commissions and fees revenue for the three-month periods ended March 31,

In millions of dollars	2006	2005(1)
Credit cards and bank cards	$1,266	$1,247
Investment banking	1,010	860
Smith Barney	717	570
CIB trading-related	655	574
Checking-related	248	240
Transaction services	209	178
Corporate finance	170	97
Mortgage servicing	286	278
Primerica	96	90
Other Consumer	162	196
Other CIB	64	76
Other	23	(13)

Total commissions and fees	$4,906	$4,393

(1)
Reclassified to conform to current period's presentation.

8.     Securitizations and Variable Interest Entities

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

        The following table summarizes certain cash flows received from and paid to securitization trusts during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$6.8	$17.2	$7.7	$4.5	$15.5	$6.3
Proceeds from collections reinvested in new receivables	53.9	0.1	—	44.3	0.1	—
Contractual servicing fees received	0.5	0.2	—	0.5	0.2	—
Cash flows received on retained interests and other net cash flows	2.4	—	—	1.6	—	—

(1)
Other includes corporate debt securities, student loans and other assets.

        The Company recognized gains on securitizations of mortgages of $31 million and $86 million for the three-month periods ended March 31, 2006 and 2005, respectively. In the first quarter of 2006, the Company recorded gains of $0.2 billion and $0.3 billion related to the securitization of credit card receivables. Gains recognized on the securitization of other assets during the first three months of 2006 were $20 million. No gains were recognized on the securitization of other assets during the first three months of 2005.

        Key assumptions used for credit cards, mortgages, and other assets during the three months ended March 31, 2006 and 2005 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Credit Cards	Mortgages and Other(1)	Credit Cards	Mortgages and Other(1)
Discount rate	12.0% to 15.0%	0.4% to 26.0%	13.6% to 15.6%	2.8% to 98.6%
Constant prepayment rate	12.4% to 20.1%	9.0% to 43.0%	13.7% to 17.5%	7.0% to 46.4%
Anticipated net credit losses	4.2% to 6.0%	0.0% to 40.0%	5.3% to 6.2%	0.0% to 80.0%

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

        At March 31, 2006, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Key assumptions at March 31, 2006
	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Mortgages and other(1)	0.4% to 26.0%	9.0% to 43.0%	0.0% to 40.0%

Credit cards	12.0% to 15.0%	12.4% to 20.1%	4.2% to 6.0%

(1)
Other includes corporate debt securities, student loans and other assets.

	March 31, 2006
In millions of dollars	Credit Cards	Mortgages and Other
Carrying value of retained interests	$7,400	$7,949

Discount rate
10%	$(75)	$(155)
20%	(133)	(304)

Constant prepayment rate
10%	$(177)	$(279)
20%	(331)	(530)

Anticipated net credit losses
10%	$(356)	$(7)
20%	(709)	(15)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers the securitized credit card receivables to be part of the business it manages.

        The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at March 31, 2006 and December 31, 2005, and credit losses, net of recoveries for the three-month periods ended March 31, 2006 and 2005.

In millions of dollars, except loans in billions	Mar. 31, 2006	Dec. 31, 2005
Principal amounts, at year end
On-balance sheet	$64.1	$69.5
Securitized amounts	95.9	96.2
Loans held-for-sale	—	—

Total managed	$160.0	$165.7

Delinquencies, at year end
On balance sheet	$1,493	$1,630
Securitized amounts	1,403	1,314
Loans held-for-sale	—	—

Total managed	$2,896	$2,944

	Three Months Ended March 31,
Credit losses, net of recoveries
	2006	2005
On-balance sheet	$664	$916
Securitized amounts	871	1,162
Loans held-for-sale	4	4

Total managed	$1,539	$2,082

Mortgage Servicing Rights

        The carrying value of capitalized mortgage loan servicing rights (MSRs) was $5.0 billion, $4.3 billion and $4.2 billion at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. With the Company electing to early-adopt SFAS 156, "Accounting for Servicing of Financial Assets", as of January 1, 2006, MSRs are accounted for at fair value, with changes in value recorded in current earnings. Previously, only the portion of the MSR portfolio that was hedged with instruments qualifying for hedge accounting under SFAS 133 was recorded at fair value. The remaining portion, which was hedged with instruments that did not qualify for hedge accounting under SFAS 133, was accounted for at the lower-of-cost-or-market. The impact of this change to Citigroup's financial statements was not material.

        The Company determines the fair value of MSRs by discounting projected net servicing cash flows of the remaining servicing portfolio and considering market loan prepayment predictions and other economic factors.

        The fair value of MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities, and purchased securities classified as available-for-sale or trading (primarily fixed income debt, such as U.S. government and agencies obligations, and mortgage-backed securities including principal-only strips).

        The following table summarizes the changes in capitalized MSRs:

	Three Months Ended March 31,
In millions of dollars
	2006	2005
Balance, beginning of period	$4,339	$4,149
Originations	176	172
Purchases	162	—
Gain (loss) on change in value of MSRs	278	59
Amortization(1)	—	(196)
Provision for impairments(1)	—	6

Balance, end of period	$4,955	$4,190

(1)
With the adoption of SFAS 156, the Company no longer amortizes servicing assets over the period of estimated net servicing income, or assesses impairment related to the excess of the MSRs' net carrying value over their fair value as any impairment would be reflected in the fair value of the MSRs. Prior to the adoption of SFAS 156, the provision for impairment of MSRs represented the excess of their net carrying value, which included the gain (loss) on change in MSR value, over their fair value. The provision for impairment increased the valuation allowance on MSRs, which was a component of the net MSRs' carrying value. A recovery of the MSR impairment was recorded when the fair value of the MSRs exceeded their carrying value, but it was limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $1.021 billion and $1.273 billion at December 31, 2005 and March 31, 2005, respectively. The provision for impairment of MSRs impacted the Consumer segment and is included in Other Revenue on the Consolidated Statement of Income.

Variable Interest Entities

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46-R under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	March 31, 2006	December 31, 2005
Cash	$0.7	$0.4
Trading account assets	31.5	29.7
Investments	1.8	3.2
Loans	9.2	9.5
Other assets	5.5	4.7

Total assets of consolidated VIEs	$48.7	$47.5

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes VIEs consolidated as a result of adopting FIN 46-R and FIN 46. Of the $48.7 billion and $47.5 billion of total assets of VIEs consolidated by the Company at March 31, 2006 and December 31, 2005, respectively, $37.0 billion and $37.2 billion represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients; $9.3 billion and $7.6 billion represent investment vehicles that were established to provide a return to the investors in the vehicles; and $2.4 billion and $2.7 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates.

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

        The Company administers several third-party-owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit cards, and other financial assets from third-party clients of the Company. As administrator, the Company provides accounting, funding, and operations services to these conduits. Generally, the Company has no ownership interest in the conduits. The sellers continue to service the transferred assets. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduits by providing collateral in the form of excess assets. The Company, along with other financial institutions, provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis.

        During 2003, to comply with FIN 46-R, many of the conduits issued "first loss" subordinated notes such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At March 31, 2006 and December 31, 2005, total assets in unconsolidated conduits were $57.3 billion and $55.3 billion, respectively.

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

        In addition to the conduits discussed above, the following table represents the assets of unconsolidated VIEs where the Company has significant involvement:

In billions of dollars	March 31, 2006	December 31, 2005
CDO-type transactions	$42.6	$40.7
Investment-related transactions	8.1	6.9
Trust preferred securities	6.4	6.5
Mortgage-related transactions	0.4	3.1
Structured finance and other	63.4	60.5

Total assets of significant unconsolidated VIEs	$120.9	$117.7

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $90 billion and $91 billion at March 31, 2006 and December 31, 2005, respectively. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 16 to the Consolidated Financial Statements on page 99.

9.     Retirement Benefits

        The Company has several non-contributory defined benefit pension plans covering substantially all U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. For information on the Company's Retirement Benefit Plans and Pension Assumptions, see Citigroup's 2005 Annual Report on Form 10-K.

        The following table summarizes the components of the net expense recognized in the Consolidated Statement of Income for the three months ended March 31, 2006 and 2005.

Net Expense

	Three Months Ended March 31,
	Pension Plans				Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
In millions of dollars
	2006	2005	2006	2005	2006	2005
Benefits earned during the period	$68	$67	$43	$41	$1	$1
Interest cost on benefit obligation	157	150	68	60	16	15
Expected return on plan assets	(212)	(202)	(84)	(70)	(3)	(3)
Amortization of unrecognized:
Net transition obligation	—	—	—	1	—	—
Prior service cost	(6)	(6)	1	—	(1)	(1)
Net actuarial loss	44	36	14	14	3	3

Net expense	$51	$45	$42	$46	$16	$15

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $14 million and $11 million for the three months ended March 31, 2006 and 2005, respectively.

(2)
For plans outside the U.S., net postretirement benefit expense was $6 million and $4 million for the three months ended March 31, 2006 and 2005, respectively.

Employer Contributions

        Citigroup's funding policy for U.S. and non-U.S. pension plans is generally to fund to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), if appropriate to its tax and cash position and the plan's funded position. At March 31, 2006 and December 31, 2005, there were no minimum required contributions and no discretionary or non-cash contributions are currently planned for the U.S. plans. However, in 2005, the Company contributed $160 million to the U.S. pension plan to avoid an additional minimum liability at December 31, 2005. For the non-U.S. plans, the Company contributed $49 million as of March 31, 2006. Citigroup presently anticipates contributing an additional $126 million to fund its non-U.S. plans in 2006 for a total of $175 million.

10.   Goodwill and Intangible Assets

        The changes in goodwill during the first three months of 2006 were as follows:

In millions of dollars	Goodwill
Balance at December 31, 2005	$33,130
Purchase accounting adjustment—Legg Mason acquisition	24
Purchase accounting adjustment—FAB acquisition	19
Foreign exchange translation and other	(240)

Balance at March 31, 2006	$32,933

        During the first quarter of 2006, no goodwill was written off due to impairment.

        The changes in intangible assets during the first three months of 2006 were as follows:

In millions of dollars	Intangible Assets (Net Carrying Amount)
Balance at December 31, 2005	$14,749
Changes in capitalized MSRs(1)	613
Foreign exchange translation and other	(2)
Amortization expense	(268)

Balance at March 31, 2006	$15,092

(1)
See Note 8 to the Consolidated Financial Statements on page 87 for a summary of the changes in capitalized MSRs.

        The components of intangible assets were as follows:

	March 31, 2006			December 31, 2005
In millions of dollars	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount
Purchased credit card relationships	$7,540	$3,084	$4,456	$7,541	$2,929	$4,612
Mortgage servicing rights(1)	4,955	—	4,955	8,808	4,469	4,339
Core deposit intangibles	1,233	438	795	1,248	424	824
Other customer relationships	1,033	590	443	1,065	596	469
Present value of future profits	428	233	195	429	229	200
Other(2)	4,447	688	3,759	4,455	647	3,808

Total amortizing intangible assets	$19,636	$5,033	$14,603	$23,546	$9,294	$14,252
Indefinite-lived intangible assets			489			497

Total intangible assets			$15,092			$14,749

(1)
In connection with the adoption of SFAS 156 on January 1, 2006, the Company elected to subsequently account for MSRs at fair value with the related changes reported in earnings during the respective period. Accordingly, the Company no longer amortizes servicing assets over the period of estimated net servicing income. Prior to the adoption of SFAS 156, accumulated amortization of mortgage servicing rights included the related valuation allowance.

(2)
Includes contract-related intangible assets.

11.   Debt

        Short-term borrowings consist of commercial paper and other short-term borrowings as follows:

In millions of dollars	March 31, 2006	December 31, 2005
Commercial paper
Citigroup Funding Inc.	$24,147	$32,581
Other Citigroup Subsidiaries	1,658	1,578

	$25,805	$34,159
Other short-term borrowings	32,325	32,771

Total short-term borrowings	$58,130	$66,930

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

        CGMHI has a syndicated five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $2.5 billion. This facility is guaranteed by Citigroup. CGMHI also has three-and five-year bilateral facilities totaling $575 million with unaffiliated banks with borrowings maturing on various dates in 2007, 2008 and 2010. CGMHI may borrow under these revolving credit facilities at various interest rate options (LIBOR, Fed Funds or base rate) and compensates the banks for these facilities through facilities fees. At March 31, 2006, there were no outstanding borrowings under these facilities.

        CGMHI also has committed long-term financing facilities with unaffiliated banks. At March 31, 2006, CGMHI had drawn down the full $1.65 billion available under these facilities, of which $950 million is guaranteed by Citigroup. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). Under all of these facilities, CGMHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At March 31, 2006, this requirement was exceeded by approximately $10.5 billion. CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

        Long-term debt, including its current portion, consisted of the following:

In millions of dollars	March 31, 2006	December 31, 2005
Citigroup Parent Company	$105,469	$100,600
Other Citigroup Subsidiaries	75,470	71,139
Citigroup Global Markets Holdings Inc.(1)	34,804	39,214
Citigroup Funding Inc.(2)	11,089	5,963
Other	333	583

Total long-term debt	$227,165	$217,499

(1)
Includes Targeted Growth Enhanced Term Securities (TARGETS) with carrying values of $347 million issued by TARGETS Trusts XIX through XXIV and $376 million issued by TARGETS Trusts XVIII through XXIV at March 31, 2006 and December 31, 2005, respectively (collectively, the "CGMHI Trusts"). CGMHI owns all of the voting securities of the CGMHI Trusts which are consolidated in Citigroup's Consolidated Balance Sheet. The CGMHI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the CGMHI Trusts' common securities. The CGMHI Trusts' obligations under the TARGETS are fully and unconditionally guaranteed by CGMHI, and CGMHI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

(2)
Includes Targeted Growth Enhanced Term Securities (TARGETS) with carrying values of $57 million and $58 million issued by TARGETS Trusts XXV and XXVI at March 31, 2006 and December 31, 2005, respectively (collectively, the "CFI Trusts"). CFI owns all of the voting securities of the CFI Trusts which are consolidated in Citigroup's Consolidated Balance Sheet. The CFI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the CFI Trusts' common securities. The CFI Trusts' obligations under the TARGETS are fully and unconditionally guaranteed by CFI and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

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

        Long-term debt at March 31, 2006 and December 31, 2005 includes $6,361 million and $6,459 million, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

        For Regulatory Capital purposes, these Trust Securities remain a component of Tier 1 Capital. See "Capital Resources and Liquidity" on page 66.

        Citigroup owns all of the voting securities of the subsidiary trusts. The subsidiary trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the subsidiary trusts' common and preferred securities. The subsidiary trusts' obligations are fully and unconditionally guaranteed by Citigroup.

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at March 31, 2006:

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

12.   Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three-month period ended March 31, 2006 are as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2005	$1,084	$(4,090)	$612	$(138)	$(2,532)
Decrease in net unrealized gains on investment securities, net of tax	(110)	—	—	—	(110)
Less: Reclassification adjustment for gains included in net income, net of tax(1)	(246)	—	—	—	(246)
Foreign currency translation adjustment, net of tax(2)	—	(28)	—	—	(28)
Cash flow hedges, net of tax	—	—	206	—	206
Minimum pension liability adjustment, net of tax(3)	—	—	—	4	4

Current period change	$(356)	$(28)	$206	$4	$(174)

Balance, March 31, 2006	$728	$(4,118)	$818	$(134)	$(2,706)

(1)
Includes a $146 million gain on the sale of St. Paul Travelers shares in the 2006 first quarter.

(2)
Reflects, among other items, the movements in the Mexican peso, Korean won, euro, Brazilian real, and the Australian dollar against the U.S. dollar and related tax effects.

(3)
Reflects additional minimum liability, as required by SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87), related to unfunded or book reserve plans, such as the U.S. nonqualified pension plans and certain foreign pension plans.

13.   Earnings Per Share

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2006 and 2005:

In millions, except per share amounts	March 31, 2006	March 31, 2005
Income from continuing operations	$5,555	$5,115
Discontinued operations	84	326
Preferred dividends	(16)	(17)

Income available to common stockholders for basic EPS	5,623	5,424
Effect of dilutive securities	—	—

Income available to common stockholders for diluted EPS	$5,623	$5,424

Weighted average common shares outstanding applicable to basic EPS	4,920.7	5,133.3
Effect of dilutive securities:
Options	27.3	39.8
Restricted and deferred stock	59.9	52.9

Adjusted weighted average common shares outstanding applicable to diluted EPS	5,007.9	5,226.0

Basic earnings per share(1)
Income from continuing operations	$1.13	$0.99
Discontinued operations	0.02	0.07

Net income	$1.14	$1.06

Diluted earnings per share(1)
Income from continuing operations	$1.11	$0.98
Discontinued operations	0.02	0.06

Net income	$1.12	$1.04

(1)
Due to rounding, earnings per share on continuing and discontinued operations may not sum to earnings per share on net income.

14.   Incentive Plans

        The Company has adopted a number of equity compensation plans under which it administers stock options, restricted or deferred stock and stock purchase programs. The award programs are used to attract, retain and motivate officers and employees, to compensate them for their contributions to the Company, and to encourage employee stock ownership. The plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is composed entirely of independent non-employee directors. At March 31, 2006, approximately 317 million shares were authorized and available for grant under Citigroup's stock incentive and stock purchase plans. These shares would be issued out of Treasury stock.

        The following compensation expenses relate to the Company's stock-based compensation programs as recorded during the 2006 and 2005 first quarters:

	Three Months Ended March 31,
In millions of dollars
	2006	2005
SFAS 123(R) charges for January 2006 awards issued to retirement-eligible employees	$648	$—
SFAS 123(R) quarterly accrual for estimated awards to be granted through January 2007 to retirement-eligible employees	198	—
Quarterly Option Expense	34	48
Quarterly amortization of Restricted and Deferred Stock awards(1)	418	472

Total	$1,298	$520

(1)
Represents the quarterly amortization of the remaining unvested restricted and deferred stock awards that were granted to all employees who received awards prior to 2006. The 2006 quarter also includes amortization expense for awards granted to non-retirement-eligible employees in the 2006 first quarter.

        For the Statement of Cash Flows purposes, these amounts are included within Other, net.

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

        Stock awards granted in January 2006 and 2005 generally vest 25% per year over four years, except for certain employees at Smith Barney whose awards vest after two years. Stock awards granted in 2003 and 2004 generally vest after a two- or three-year vesting period. CAP participants may elect to receive all or part of their award in stock options. The figures presented in the stock option program tables include options granted under CAP. Unearned compensation expense associated with the stock awards represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the full vesting period.

        CAP and certain other awards provide that participants who meet certain age and years of service conditions, and agree not to compete with Citigroup, may continue to vest in all or a portion of the award without remaining employed by the Company during the entire vesting period. Beginning in 2006, awards for these retirement-eligible employees are recognized in the year prior to the grant in the same manner as cash incentive compensation is accrued. However, the award granted in 2006 was required to be expensed in its entirety at the date of grant. Prior to 2006, such awards were recognized ratably over the stated vesting period. See note 1 to the consolidated F/S on page 81 for the impact of adopting SFAS 123(R).

        In 2003, special equity awards were issued to certain employees in the Corporate and Investment Banking, Global Wealth Management and Citigroup International businesses. The awards vest over a three-year term beginning on July 12, 2003, with one-sixth of the award vesting every six months. During the vesting period, the stock cannot be sold or transferred by the participant, and is subject to total or partial cancellation if the participant's employment is terminated. These awards were fully vested in January 2006.

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

        A summary of the status of Citigroup's unvested stock awards as of March 31, 2006, and changes during the quarter ended March 31, 2006, is presented below:

Unvested Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	117,623,501	$44.12
Awards	56,192,578	$48.59
Cancels	(1,230,668)	$44.64
Deletes	(97,359)	$45.64
Vestings	(39,603,929)	$38.39

Unvested at March 31, 2006	132,884,123	$47.71

        The market value of the vestings during the 2006 first quarter was approximately $46 per share.

        As of March 31, 2006, there was $3.4 billion of total unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Stock Option Programs

        The Company has a number of stock option programs for its directors, officers and employees. Generally, since January 2005, stock options have been granted only to CAP participants who elect to receive stock options in lieu of restricted or deferred stock awards, and to non-employee directors who elect to receive their compensation in the form of a stock option grant. All stock options are granted on Citigroup common stock with exercise prices equal to the fair market value at the time of grant. Options granted since 2003 have six-year terms; directors' options vest after two years and all other options granted since January 2005 typically vest 25% each year over four years. Options granted in 2004 and 2003 typically vest in thirds each year over three years, with the first vesting date occurring 17 months after the grant date.    The sale of underlying shares acquired through the exercise of employee stock options granted since January 2003 is restricted for a two-year period (and the shares are subject to the stock ownership commitment of senior executives thereafter). Prior to 2003, Citigroup options, including options granted since the date of the merger of Citicorp and Travelers Group, Inc., generally vested at a rate of 20% per year over five years, with the first vesting date occurring 12 to 18 months following the grant date. Certain options, mostly granted prior to January 1, 2003, permit an employee exercising an option under certain conditions to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months. An option may not be exercised using the reload method unless the market price on the date of exercise is at least 20% greater than the option exercise price.

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

        Information with respect to stock option activity under Citigroup stock option plans for the quarter ended March 31, 2006, and year ended December 31, 2005 is as follows:

	2006			2005
	Options	Weighted Average Exercise Price	Intrinsic Value Per Share	Options	Weighted Average Exercise Price	Intrinsic Value Per Share
Outstanding, beginning of period	277,255,935	$40.27	$8.26	330,910,779	$39.28	$8.90
Granted-original	3,025,236	$48.89	—	5,279,863	47.45	—
Granted-reload	135,585	$47.65	—	3,013,384	48.85	—
Forfeited or exchanged	(5,949,467)	$46.50	0.46	(17,726,910)	44.29	2.33
Expired	(728,465)	$40.80	6.16	(2,572,189)	47.70	—
Exercised	(9,322,127)	$28.16	18.80	(41,648,992)	31.72	14.90

Outstanding, end of period	264,416,697	$40.64	$6.59	277,255,935	$40.27	$8.26

Exercisable at end of period	207,805,628			221,497,294

        The following table summarizes the information about stock options outstanding under Citigroup stock options plans at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life Remaining	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.77–$9.99	189,180	.5 years	$9.54	188,837	$9.54
$10.00–$19.99	3,175,462	1.4 years	$18.34	3,172,195	$18.34
$20.00–$29.99	34,259,931	2.1 years	$22.76	34,112,802	$22.75
$30.00–$39.99	43,861,481	3.6 years	$33.02	30,947,679	$33.10
$40.00–$49.99	171,342,510	4.4 years	$45.85	127,810,988	$45.66
$50.00–$56.83	11,588,133	3.0 years	$51.92	11,573,127	$51.92

	264,416,697	3.9 years	$40.64	207,805,628	$39.93

        As of March 31, 2006, there was $97.8 million of total unrecognized compensation cost related to stock options; this cost is expected to be recognized over a weighted average period of 1.15 years.

Fair Value Assumptions

        SFAS 123(R) requires that reload options be treated as separate grants from the related original grants. Pursuant to the terms of currently outstanding reloadable options, upon exercise of an option, if employees use previously owned shares to pay the exercise price and surrender shares otherwise to be received for related tax withholding, they will receive a reload option covering the same number of shares used for such purposes, but only if the market price on the date of exercise is at least 20% greater than the option exercise price. Reload options vest at the end of a six-month period and carry the same expiration date as the option that gave rise to the reload grant. The exercise price of a reload grant is the market price on the date the underlying option was exercised. Reload options are intended to encourage employees to exercise options at an earlier date and to retain the shares acquired. The result of this program is that employees generally will exercise options as soon as they are able and, therefore, these options have shorter expected lives. Shorter option lives result in lower valuations. However, such values are expensed more quickly due to the shorter vesting period of reload options. In addition, since reload options are treated as separate grants, the existence of the reload feature results in a greater number of options being valued. Shares received through option exercises under the reload program, as well as certain other options granted, are subject to restrictions on sale.

        Additional valuation and related assumption information for Citigroup option plans, including the Citigroup 2003 Stock Purchase Program, is presented below. For 2005 and 2004, Citigroup used a binomial model to value stock options. For 2003 and prior grants, the Black-Scholes valuation model was used.

For Options Granted During	2006	2005
Weighted average per share fair value	$7.54	$7.23
Weighted averaged expected life
Original grants	4.57 yrs.	5.26 yrs.
Reload grants	2.23 yrs.	3.29 yrs.
Valuation assumptions
Expected volatility	20.31%	25.06%
Risk-free interest rate	4.26%	3.66%
Expected dividend yield	3.78%	3.35%
Expected annual forfeitures
Original and reload grants	7%	7%

15.   Derivatives and Other Activities

        Citigroup enters into various types of derivative transactions in the course of its trading and non-trading activities. These derivatives transactions include:

  •
  Futures and forward contracts which are commitments to buy or sell at a future date a financial instrument, commodity or currency at a contracted price and may be settled in cash or through delivery.

  •
  Swap contracts which are commitments to settle in cash at a future date or dates that may range from a few days to a number of years, based on differentials between specified financial indices, as applied to a notional principal amount.

  •
  Option contracts which give the purchaser, for a fee, the right, but not the obligation, to buy or sell within a limited time, a financial instrument or currency at a contracted price that may also be settled in cash, based on differentials between specified indices.

        Citigroup enters into these derivative contracts for the following reasons:

  •
  Customer Needs—Citigroup offers its customers derivatives in connection with their risk-management actions to transfer, modify or reduce their interest rate, foreign exchange and other market / credit risks.

        As part of this process, Citigroup considers the customers' suitability for the risk involved, and the business purpose for the transaction. Citigroup also carefully manages its derivative-risk positions through offsetting trade activities, controls focused on price verifications, and daily reporting of positions to senior managers.

  •
  Trading Purposes—Citigroup trades derivatives for its own account. Trading limits and price verification controls are key aspects of this activity. See "Corporate Credit Risk" on page 52.

  •
  Asset/Liability Management Hedging—Citigroup uses derivatives in connection with its risk management activities to hedge certain risks. For example, Citigroup may issue a fixed rate long-term note and then enter into an identical term received-fixed, pay variable-rate interest rate swap to convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes interest expense in certain yield curve environments. Derivatives are also used to manage specific groups of on-balance sheet assets and liabilities, including investments, corporate and consumer loans, deposit liabilities, other interest-sensitive assets and liabilities, as well as credit card securitizations, redemptions and sales. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions.

        Citigroup accounts for its hedging activity on both a SFAS 133 hedge accounting basis and an economic basis where SFAS 133 hedge accounting is not used. As a general rule, SFAS 133 hedge accounting is used in situations where the hedged item's basis of accounting is not at fair value with changes in fair value recorded in earnings. For example, the fixed rate long-term note discussed above is recorded at amortized cost under current U.S. GAAP. However, by electing to use SFAS 133 fair value accounting, this note is then recorded on the balance sheet at fair value, with any changes in fair value attributable to changes in interest rates reflected in earnings. The interest rate swap is also recorded on balance sheet at fair value, with its associated changes in fair value also recorded in earnings. Given that the derivatives and debt's changes in fair value offset, an effective hedge has been achieved. Alternatively, an economic-basis hedge would involve only recording the derivative at fair value on the balance sheet, with its associated changes in value recorded in earnings. The note would be carried at amortized cost and therefore earnings will be impacted as interest rate shifts cause the swap's value to change. Economic-basis hedges are undertaken when SFAS 133 hedge requirements cannot be achieved in an efficient and cost-effective manner.

        Achieving hedge accounting in compliance with SFAS 133 guidelines is extremely complex, and therefore Citigroup implemented clear SFAS 133 hedge accounting policies wherein associated hedges are subject to a continuous review process by qualified staff. Key aspects of achieving SFAS 133 hedge accounting are documentation of hedging strategy and hedge effectiveness at the hedge inception and substantiating hedge effectiveness on an ongoing basis. A derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes changes in the value of the hedged item that are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value that, if excluded, are recognized in current earnings.

        The following table summarizes certain information related to the Company's hedging activities for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
In millions of dollars
	2006	2005
Fair value hedges
Hedge ineffectiveness recognized in earnings	$66	$8
Net gain (loss) excluded from assessment of effectiveness(1)	19	(270)
Cash flow hedges
Hedge ineffectiveness recognized in earnings	(10)	(4)
Net gain excluded from assessment of effectiveness (1)	—	1
Net investment hedges
Net gain (loss) included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$(114)	$243

(1)
Represents the portion of derivative gain (loss).

        The accumulated other changes in equity from nonowner sources from cash flow hedges for the three months ended March 31, 2006 and 2005 can be summarized as follows (after-tax):

In millions of dollars	2006	2005
Balance at January 1,	$612	$173
Net gain (loss) from cash flow hedges	317	187
Net amounts reclassified to earnings	(111)	(23)

Balance at March 31,	$818	$337

        Derivatives may expose Citigroup to market, credit or liquidity risk in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative product is the exposure created by potential fluctuations in interest rates, foreign exchange rates and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction where the value of any collateral held is not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management's assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in periods of high volatility and financial stress at a reasonable cost.

16.   Guarantees

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The following table summarizes at March 31, 2006 and December 31, 2005 all of the Company's guarantees and indemnifications, where management believes the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

The following tables present information about the Company's guarantees at March 31, 2006 and December 31, 2005:

	Maximum Potential Amount of Future Payments
In billions of dollars at March 31, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
2006
Financial standby letters of credit	$28.0	$39.6	$67.6	$173.5
Performance guarantees	11.1	3.9	15.0	14.5
Derivative instruments	40.1	513.3	553.4	12,525.3
Guarantees of collection of contractual cash flows(1)	—	—	—	—
Loans sold with recourse	—	1.2	1.2	57.6
Securities lending indemnifications(1)	88.8	—	88.8	—
Credit card merchant processing(1)	25.5	—	25.5	—
Custody indemnifications(1)	—	28.6	28.6	—

Total	$193.5	$586.6	$780.1	$12,770.9

	Maximum Potential Amount of Future Payments
In billions of dollars at December 31, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
2005
Financial standby letters of credit	$30.6	$21.8	$52.4	$175.2
Performance guarantees	10.0	3.9	13.9	18.2
Derivative instruments	24.5	217.0	241.5	11,837.4
Guarantees of collection of contractual cash flows(1)	—	0.1	0.1	—
Loans sold with recourse	—	1.3	1.3	58.4
Securities lending indemnifications(1)	68.4	—	68.4	—
Credit card merchant processing(1)	28.1	—	28.1	—
Custody indemnifications(1)	—	27.0	27.0	—

Total	$161.6	$271.1	$432.7	$12,089.2

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

        At March 31, 2006 and December 31, 2005, the Company's maximum potential amount of future payments under these guarantees was approximately $780 billion and $433 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse, and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

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

        The Company's maximum potential contingent liability related to both bankcard and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At March 31, 2006 and December 31, 2005, this maximum potential exposure was estimated to be $26 billion and $28 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure, based on the Company's historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At March 31, 2006 and December 31, 2005, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during the first quarter of 2006 and 2005. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At March 31, 2006, the estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2006 and December 31, 2005, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2006 or December 31, 2005 for potential obligations that could arise from the Company's involvement with VTN associations.

        At March 31, 2006 and December 31, 2005, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $13 billion and $12 billion, respectively. The carrying value of derivative instruments is included in either trading liabilities or other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. The carrying value of the guarantees of contractual cash flows is offset against the receivables from the credit card trusts. For loans sold with recourse, the carrying value of the liability is included in other liabilities. In addition, at March 31, 2006 and December 31, 2005, other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $900 million and $850 million, respectively, relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $71 billion and $55 billion at March 31, 2006 and December 31, 2005, respectively. Securities and other marketable assets held as collateral amounted to $33 billion and $24 billion and letters of credit in favor of the Company held as collateral amounted to $16 million and $681 million at March 31, 2006 and December 31, 2005, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

17.   Contingencies

        As described in the "Legal Proceedings" discussion on page 111, the Company is a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

    (i)
    underwritings for, and research coverage of, WorldCom;

    (ii)
    underwritings for Enron and other transactions and activities related to Enron;

    (iii)
    transactions and activities related to research coverage of companies other than WorldCom; and

    (iv)
    transactions and activities related to the IPO Securities Litigation.

        During the 2004 second quarter, in connection with the settlement of the WorldCom class action, the Company reevaluated and increased its reserves for these matters. The Company recorded a charge of $7.915 billion ($4.95 billion after-tax) relating to (i) the settlement of class action litigation brought on behalf of purchasers of WorldCom securities, and (ii) an increase in litigation reserves for the other matters described above. The WorldCom class action settlement has become final, and on March 7, 2006, the Company paid the settlement amount pursuant to the terms of the settlement agreement. Subject to the terms of the Enron class action settlement, and its eventual approval by the courts, the Company will make a payment of $2.01 billion pretax to the Enron settlement class. During the fourth quarter of 2005, in connection with an evaluation of these matters and as a result of the favorable resolution of certain WorldCom/Research litigation matters, the Company reevaluated its reserves for these matters and released $600 million ($375 million after-tax) from this reserve. As of March 31, 2006, the Company's litigation reserve for these matters, net of settlement amounts previously paid, the amounts to be paid upon final approval of the Enron class action settlement and other settlements arising out of the matters above not yet paid, and the $600 million release that was recorded during the 2005 fourth quarter, was approximately $3.3 billion.

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

18.   Condensed Consolidating Financial Statement Schedules

        These condensed consolidating financial statement schedules are presented for purposes of additional analysis but should be considered in relation to the consolidated financial statements of Citigroup taken as a whole.

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

        During the 2005 second quarter, Citigroup consolidated its capital markets funding activities into two legal entities:

  (i) Citigroup Inc., which issues long-term debt, trust preferred securities, preferred and common stock, and

  (ii) Citigroup Funding Inc. (CFI), a first-tier subsidiary of Citigroup, which issues commercial paper and medium-term notes, all of which is guaranteed by Citigroup.

        As part of the funding consolidation, Citigroup unconditionally guaranteed Citigroup Global Markets Holdings Inc.'s (CGMHI) outstanding SEC-registered indebtedness. CGMHI no longer files periodic reports with the SEC and continues to be rated on the basis of a guarantee of its financial obligations from Citigroup.

        The condensed financial statements on pages 104 - 109 include the financial results of the following Citigroup entities:

Citigroup Parent Company

        The holding company, Citigroup Inc.

Citigroup Global Markets Holdings Inc. (CGMHI)

        Citigroup has issued a full and unconditional guarantee for all of the outstanding SEC-registered indebtedness of CGMHI.

Citigroup Funding Inc. (CFI)

        CFI is a first-tier subsidiary of Citigroup, which issues commercial paper and medium-term notes. Citigroup has issued a full and unconditional guarantee for all of the commercial paper and SEC-registered indebtedness issued by CFI.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$2,453	$—	$—	$—	$—	$—	$(2,453)	$—
Loan interest, including fees	—	—	—	2,050	2,302	10,507	(2,050)	12,809
Loan interest, including fees—intercompany	928	—	223	(23)	73	(1,224)	23	—
Other interest and dividends	91	5,409	—	43	51	3,504	(43)	9,055
Other interest and dividends—intercompany	—	109	346	—	1	(456)	—	—
Commissions and fees	—	2,377	—	19	42	2,487	(19)	4,906
Commissions and fees—intercompany	—	77	—	2	1	(78)	(2)	—
Principal transactions	8	1,466	(123)	—	—	766	—	2,117
Principal transactions—intercompany	16	(336)	130	—	—	190	—	—
Other income	(42)	1,073	65	122	171	4,136	(122)	5,403
Other income—intercompany	27	214	(68)	4	2	(175)	(4)	—

Total revenues	$3,481	$10,389	$573	$2,217	$2,643	$19,657	$(4,670)	$34,290
Interest expense	1,172	4,094	428	118	246	6,167	(118)	12,107
Interest expense—intercompany	—	561	130	608	782	(1,473)	(608)	—

Total revenues, net of interest expense	$2,309	$5,734	$15	$1,491	$1,615	$14,963	$(3,944)	$22,183

Provisions for credit losses and for benefits and claims	$—	$21	$—	$314	$357	$1,295	$(314)	$1,673

Expenses
Compensation and benefits	$30	$3,467	$—	$261	$310	$4,456	$(261)	$8,263
Compensation and benefits—intercompany	—	—	—	36	36	(36)	(36)	—
Other expense	3	907	—	164	206	3,979	(164)	5,095
Other expense—intercompany	44	443	20	51	67	(574)	(51)	—

Total operating expenses	$77	$4,817	$20	$512	$619	$7,825	$(512)	$13,358

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$2,232	$896	$(5)	$665	$639	$5,843	$(3,118)	$7,152
Income taxes (benefits)	(198)	265	(2)	228	169	1,303	(228)	1,537
Minority interest, net of taxes	—	—	—	—	—	60	—	60
Equities in undistributed income of subsidiaries	3,209	—	—	—	—	—	(3,209)	—

Income from continuing operations	$5,639	$631	$(3)	$437	$470	$4,480	$(6,099)	$5,555
Income from discontinued operations, net of taxes	—	(6)	—	—	—	90	—	84

Net income	$5,639	$625	$(3)	$437	$470	$4,570	$(6,099)	$5,639

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$1,974	$—	$—	$—	$—	$—	$(1,974)	$—
Loan interest, including fees	—	—	—	1,939	2,216	9,057	(1,939)	11,273
Loan interest, including fees—intercompany	675	—	—	(9)	37	(712)	9	—
Other interest and dividends	78	3,397	—	39	46	2,741	(39)	6,262
Other interest and dividends—intercompany	—	76	—	—	—	(76)	—	—
Commissions and fees	—	2,003	—	8	20	2,370	(8)	4,393
Commissions and fees—intercompany	—	60	—	—	—	(60)	—	—
Principal transactions	—	1,197	—	—	(5)	1,023	—	2,215
Principal transactions—intercompany	14	(343)	—	—	—	329	—	—
Other income	344	865	—	160	(5)	3,273	(160)	4,477
Other income—intercompany	17	25	—	4	6	(48)	(4)	—

Total revenues	$3,102	$7,280	$—	$2,141	$2,315	$17,897	$(4,115)	$28,620
Interest expense	974	2,313	—	88	217	3,920	(88)	7,424
Interest expense—intercompany	—	234	—	522	523	(757)	(522)	—

Total revenues, net of interest expense	$2,128	$4,733	$—	$1,531	$1,575	$14,734	$(3,505)	$21,196

Provisions for credit losses and for benefits and claims	$—	$—	$—	$454	$497	$1,533	$(454)	$2,030

Expenses
Compensation and benefits	$22	$2,463	$—	$233	$268	$3,733	$(233)	$6,486
Compensation and benefits—intercompany	—	1	—	32	32	(33)	(32)	—
Other expense	79	726	—	144	193	3,920	(144)	4,918
Other expense—intercompany	26	314	—	45	44	(384)	(45)	—

Total operating expenses	$127	$3,504	$—	$454	$537	$7,236	$(454)	$11,404

Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	$2,001	$1,229	$—	$623	$541	$5,965	$(2,597)	$7,762
Income taxes (benefits)	(5)	407	—	229	190	1,892	(229)	2,484
Minority interest, net of taxes	—	—	—	—	—	163	—	163
Equities in undistributed income of subsidiaries	3,435	—	—	—	—	—	(3,435)	—

Income from continuing operations	$5,441	$822	$—	$394	$351	$3,910	$(5,803)	$5,115
Income from discontinued operations, net of taxes	—	66	—	—	—	260	—	326

Net income	$5,441	$888	$—	$394	$351	$4,170	$(5,803)	$5,441

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Assets
Cash and due from banks	$—	$8,036	$—	$308	$407	$17,912	$(308)	$26,355
Cash and due from banks—intercompany	157	5,513	1	28	39	(5,710)	(28)	—
Federal funds sold and resale agreements	—	229,745	—	—	—	9,807	—	239,552
Federal funds sold and resale agreements—intercompany	—	4,054	—	—	—	(4,054)	—	—
Trading account assets	—	226,095	—	—	38	102,002	—	328,135
Trading account assets—intercompany	—	3,085	59	—	12	(3,156)	—	—
Investments	10,025	—	—	2,862	3,532	180,413	(2,862)	193,970
Loans, net of unearned income	—	1,217	—	77,573	86,283	517,807	(77,573)	605,307
Loans, net of unearned income—intercompany	—	—	50,146	5,338	7,049	(57,195)	(5,338)	—
Allowance for loan losses	—	(88)	—	(1,350)	(1,505)	(7,912)	1,350	(9,505)

Total loans, net	$—	$1,129	$50,146	$81,561	$91,827	$452,700	$(81,561)	$595,802
Advances to subsidiaries	75,484	—	—	—	—	(75,484)	—	—
Investments in subsidiaries	134,953	—	—	—	—	—	(134,953)	—
Other assets	9,243	59,359	12	5,819	7,403	126,370	(5,819)	202,387
Other assets—intercompany	—	5,819	4,059	293	501	(10,379)	(293)	—

Total assets	$229,862	$542,835	$54,277	$90,871	$103,759	$790,421	$(225,824)	$1,586,201

Liabilities and stockholders' equity
Deposits	$—	$—	$—	$1,214	$1,214	$626,943	$(1,214)	$628,157
Federal funds purchased and securities loaned or sold	—	235,911	—	—	—	43,629	—	279,540
Federal funds purchased and securities loaned or sold—intercompany	—	2,226	—	—	—	(2,226)	—
Trading account liabilities	—	98,683	124	—	—	46,081	—	144,888
Trading account liabilities—intercompany	—	2,056	26	—	—	(2,082)	—	—
Short-term borrowings	—	7,935	25,675	—	1,662	22,858	—	58,130
Short-term borrowings—intercompany	—	31,039	16,703	8,886	11,510	(59,252)	(8,886)	—
Long-term debt	105,469	34,804	11,089	9,084	19,336	56,467	(9,084)	227,165
Long-term debt—intercompany	—	19,393	—	56,153	58,297	(77,690)	(56,153)	—
Advances from subsidiaries	—	—	—	—	—	—	—	—
Other liabilities	4,962	83,044	57	2,173	1,833	44,007	(2,173)	133,903
Other liabilities—intercompany	5,013	6,191	53	955	635	(11,892)	(955)	—
Stockholders' equity	114,418	21,553	550	12,406	9,272	103,578	(147,359)	114,418

Total liabilities and stockholders' equity	$229,862	$542,835	$54,277	$90,871	$103,759	$790,421	$(225,824)	$1,586,201

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Assets
Cash and due from banks	$—	$8,266	$—	$296	$421	$19,686	$(296)	$28,373
Cash and due from banks—intercompany	300	5,341	1	63	77	(5,719)	(63)	—
Federal funds sold and resale agreements	—	204,371	—	—	—	13,093	—	217,464
Federal funds sold and resale agreements — intercompany	—	5,870	—	—	—	(5,870)	—	—
Trading account assets	—	207,682	—	1	44	88,094	(1)	295,820
Trading account assets—intercompany	—	2,350	—	—	17	(2,367)	—	—
Investments	8,215	—	—	2,801	3,548	168,834	(2,801)	180,597
Loans, net of unearned income	—	1,120	—	75,330	84,147	498,236	(75,330)	583,503
Loans, net of unearned income—intercompany	—	—	18,057	5,443	7,976	(26,033)	(5,443)	—
Allowance for loan losses	—	(66)	—	(1,434)	(1,589)	(8,127)	1,434	(9,782)

Total loans, net	$—	$1,054	$18,057	$79,339	$90,534	$464,076	$(79,339)	$573,721
Advances to subsidiaries	71,784	—	—	—	—	(71,784)	—	—
Investments in subsidiaries	132,214	—	—	—	—	—	(132,214)	—
Other assets	8,751	60,710	8	7,224	8,846	119,747	(7,224)	198,062
Other assets—intercompany	—	4,122	32,872	261	388	(37,382)	(261)	—

Total assets	$221,264	$499,766	$50,938	$89,985	$103,875	$750,408	$(222,199)	$1,494,037

Liabilities and stockholders' equity
Deposits	$—	$—	$—	$1,075	$1,075	$591,520	$(1,075)	$592,595
Federal funds purchased and securities loaned or sold	—	202,490	—	—	—	39,902	—	242,392
Federal funds purchased and securities loaned or sold—intercompany	—	2,132	—	—	—	(2,132)	—	—
Trading account liabilities	—	79,020	97	—	—	41,991	—	121,108
Trading account liabilities—intercompany	—	2,572	85	—	—	(2,657)	—	—
Short-term borrowings	—	10,391	33,440	1,520	3,103	19,996	(1,520)	66,930
Short-term borrowings—intercompany	—	29,181	11,209	7,626	10,461	(50,851)	(7,626)	—
Long-term debt	100,600	39,214	5,963	8,901	19,148	52,574	(8,901)	217,499
Long-term debt—intercompany	—	17,671	—	55,878	59,000	(76,671)	(55,878)	—
Advances from subsidiaries	—	—	—	—	—	—	—	—
Other liabilities	4,436	89,774	31	1,930	1,661	45,074	(1,930)	140,976
Other liabilities—intercompany	3,691	5,778	42	1,028	566	(10,077)	(1,028)	—
Stockholders' equity	112,537	21,543	71	12,027	8,861	101,739	(144,241)	112,537

Total liabilities and stockholders' equity	$221,264	$499,766	$50,938	$89,985	$103,875	$750,408	$(222,199)	$1,494,037

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities of continuing operations	$2,021	$3,990	$(103)	$2,508	$1,110	$(3,866)	$(2,508)	$3,152

Cash flows from investing activities
Change in loans	$—	$(97)	$—	$(2,878)	$(2,853)	$(22,170)	$2,878	$(25,120)
Proceeds from sales of loans	—	—	—	—	—	2,697	—	2,697
Purchases of investments	(8,136)	—	—	(2,071)	(2,646)	(52,643)	2,071	(63,425)
Proceeds from sales of investments	520	—	—	341	542	16,382	(341)	17,444
Proceeds from maturities of investments	6,000	—	—	1,634	2,082	24,320	(1,634)	32,402
Changes in investments and advances—intercompany	(2,299)	—	(3,234)	105	927	4,606	(105)	—
Business acquisitions	—	(9)	—	—	—	9	—	—
Other investing activities	—	(95)	—	—	1,634	(3,305)	—	(1,766)

Net cash used in investing activities	$(3,915)	$(201)	$(3,234)	$(2,869)	$(314)	$(30,104)	$2,869	$(37,768)

Cash flows from financing activities
Dividends paid	$(2,491)	$—	$—	$—	$—	$—	$—	$(2,491)
Dividends paid-intercompany	—	(620)	—	—	—	620	—	—
Issuance of common stock	258	—	—	—	—	—	—	258
Redemption or Retirement of preferred stock	(125)	—	—	—	—	—	—	(125)
Treasury stock acquired	(2,000)	—	—	—	—	—	—	(2,000)
Proceeds from issuance of long-term debt—third-party, net	5,355	(4,353)	5,126	182	188	4,299	(182)	10,615
Proceeds from issuance of long-term debt-intercompany, net	—	1,725	—	275	(703)	(1,022)	(275)	—
Change in deposits	—	—	—	139	—	35,562	(139)	35,562
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	—	—	(7,766)	(1,519)	(1,452)	418	1,519	(8,800)
Net change in short-term borrowings and other advances—intercompany	1,323	(2,457)	5,495	1,260	1,118	(5,479)	(1,260)	—
Capital contributions from parent	—	1,858	482	—	—	(2,340)	—	—
Other financing activities	(569)	—	—	1	1	(15)	(1)	(583)

Net cash provided by (used in) financing activities	$1,751	$(3,847)	$3,337	$338	$(848)	$32,043	$(338)	$32,436

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$162	$—	$162

Net decrease in cash and due from banks	$(143)	$(58)	$—	$(23)	$(52)	$(1,765)	$23	$(2,018)
Cash and due from banks at beginning of period	300	13,607	1	359	498	13,967	(359)	28,373

Cash and due from banks at end of period from continuing operations	$157	$13,549	$1	$336	$446	$12,202	$(336)	$26,355

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$33	$1,526	$—	$(23)	$(8)	$(534)	$23	$1,017
Interest	1,206	4,478	524	231	186	4,756	(231)	11,150
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$284	$317	$41	$(284)	$358

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities of continuing operations	$1,502	$(6,297)	$—	$1,097	$1,062	$7,418	$(1,097)	$3,685

Cash flows from investing activities
Change in loans	$—	$39	$—	$(183)	$(5)	$(6,418)	$183	$(6,384)
Proceeds from sales of loans	—	—	—	—	—	3,716	—	3,716
Purchases of investments	(3,096)	—	—	(1,415)	(1,959)	(39,041)	1,415	(44,096)
Proceeds from sales of investments	1,171	—	—	980	1,157	18,919	(980)	21,247
Proceeds from maturities of investments	900	—	—	400	744	16,282	(400)	17,926
Changes in investments and advances — intercompany	25	—	—	4,375	(1,589)	1,564	(4,375)	—
Business acquisitions	—	—	—	—	—	—	—	—
Other investing activities	—	(293)	—	—	963	(2,855)	—	(2,185)

Net cash (used in) provided by investing activities	$(1,000)	$(254)	$—	$4,157	$(689)	$(7,833)	$(4,157)	$(9,776)

Cash flows from financing activities
Dividends paid	$(2,326)	$—	$—	$—	$—	$—	$—	$(2,326)
Dividends paid-intercompany	—	(512)	—	—	—	512	—	—
Issuance of common stock	279	—	—	—	—	—	—	279
Treasury stock acquired	(906)	—	—	—	—	—	—	(906)
Proceeds from issuance of long-term debt — third-party, net	1,752	2,058	—	(68)	(1,111)	(936)	68	1,763
Proceeds from issuance of long-term debt-intercompany, net	—	35	—	(3,348)	550	(585)	3,348	—
Change in deposits	—	—	—	44	—	4,191	(44)	4,191
Net change in short-term borrowings and other investment banking and brokerage borrowings — third-party	604	4,634	—	38	(203)	902	(38)	5,937
Net change in short-term borrowings and other advances — intercompany	568	1	—	(1,911)	360	(929)	1,911	—
Other financing activities	(489)	—	—	2	—	(50)	(2)	(539)

Net cash (used in) provided by financing activities	$(518)	$6,216	$—	$(5,243)	$(404)	$3,105	$5,243	$8,399

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$(142)	$—	$(142)

Net cash used in discontinued operations	$—	$—	$—	$—	$—	$(102)	$—	$(102)

Net (decrease) increase in cash and due from banks	$(16)	$(335)	$—	$11	$(31)	$2,446	$(11)	$2,064
Cash and due from banks at beginning of period	28	9,543	—	431	564	13,421	(431)	23,556

Cash and due from banks at end of period from continuing operations	$12	$9,208	$—	$442	$533	$15,867	$(442)	$25,620

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(38)	$110	$—	$5	$24	$583	$(5)	$679
Interest	978	2,673	—	156	148	3,171	(156)	6,970
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$262	$288	$139	$(262)	$427

19.   Citibank, N.A. and Subsidiaries

  Statement of Changes in Stockholder's Equity

	Three Months Ended March 31,
In millions of dollars, except shares
	2006	2005
Preferred stock ($100 par value)
Balance, beginning of year	$—	$1,950
Redemption or retirement of preferred stock	—	—

Balance, end of year	$—	$1,950

Common stock ($20 par value)
Balance, beginning of year—Shares: 37,534,553 in 2006 and 2005	$751	$751

Balance, end of year—Shares: 37,534,553 in 2006 and 2005	$751	$751

Surplus
Balance, beginning of year	$27,244	$25,972
Capital contribution from parent company	3	—
Employee benefit plans	36	43
Other	—	19

Balance, end of year	$27,283	$26,034

Retained earnings
Balance, beginning of year	$30,651	$25,935
Net income	2,778	2,281
Dividends paid	(1,307)	(550)

Balance, end of year	$32,122	$27,666

Accumulated other changes in equity from nonowner sources
Balance, beginning of year	$(2,382)	$(467)
Net change in unrealized gains (losses) on investment securities, available-for-sale, net of tax	(100)	(274)
Net change in foreign currency translation adjustment, net of tax	313	(522)
Net change for cash flow hedges, net of tax	46	87
Minimum pension liability adjustment, net of tax	3	—

Balance, end of year	$(2,120)	$(1,176)

Total stockholder's equity
Balance, beginning of year	$56,264	$54,141
Changes during the year, net	1,772	1,084

Balance, end of year	$58,036	$55,225

Summary of changes in equity from nonowner sources
Net income	$2,778	$2,281
Other changes in equity from nonowner sources, net of tax	262	(709)

Total changes in equity from nonowner sources	$3,040	$1,572

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

WorldCom, Inc.

        In March 2006, the class action settlement in IN RE WORLDCOM, INC. SECURITIES LITIGATION became final, and the settlement amount was paid pursuant to the terms of the settlement agreement.

Research

        On March 29, 2006, the court preliminarily approved Citigroup's settlement of IN RE SALOMON ANALYST AT&T LITIGATION. A final hearing on the settlement is scheduled for August 11, 2006.

IPO Antitrust Litigation

        The underwriter defendants' motion in the Second Circuit to stay the issuance of the mandate remanding the cases to the district court pending the filing of a petition for writ of certiorari to the United States Supreme Court was granted on March 9, 2006, after the writ of certiorari was filed on March 8, 2006.

Other

        In DAVID B. SHAEV PROFIT SHARING ACCOUNT v. ARMSTRONG, ET AL., plaintiff has appealed the decision of the Chancery Court granting defendants' motion to dismiss the complaint.

        On March 17, 2006, Citigroup entered into a written settlement agreement in IN RE: CITIGROUP ERISA LITIGATION, which was preliminarily approved by the Court on April 17, 2006. A hearing on final approval is scheduled for August 4, 2006.

        On March 16, 2006, settlement papers in connection with the resolution of CARROLL v. WEILL, ET AL. were executed and subsequently filed with the court, following a February 16, 2006 agreement in principle. The settlement is subject to court approval.

Item 1A.    Risk Factors

        There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
In connection with the November 2002 acquisition by the Company of Golden State Bancorp Inc., on February 6, 2006, the Company issued to GSB Investments Corp., a Delaware corporation (GSB Investments), and Hunter's Glen/Ford, Ltd., a limited partnership organized under the laws of the State of Texas (HG/F), respectively, 62,680 and 15,670 shares of Company common stock. These shares were issued in satisfaction of the rights of GSB Investments and HG/F to receive shares of Company common stock in respect of federal income tax benefits with an aggregate value of $3,659,746 pursuant to the Citigroup/GSB Merger Agreement and the Securityholders Agreement among Citigroup, GSB Investments Corp. and Hunter's Glen/Ford Ltd. entered into in connection with the November 2002 acquisition. The February 6, 2006 issuance was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof, in that the issuance was to two persons not involving any public offering and the shares are subject to restrictions on transfer.

(c)
Share Repurchases

        Under its long-standing repurchase program (which was expanded by $10 billion in the 2006 second quarter as noted below), the Company buys back common shares in the market or otherwise from time to time. The share repurchases are used for many purposes, including to offset dilution from stock-based compensation programs.

        The following table summarizes the Company's share repurchases during the first three months of 2006:

In millions, except per share amounts	Total Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
January 2006
Open market repurchases(1)	6.4	$46.59	$4,112
Employee transactions(2)	2.6	$47.64	N/A
February 2006
Open market repurchases	17.2	$46.05	$3,321
Employee transactions	5.7	$45.76	N/A
March 2006
Open market repurchases	19.3	$47.05	$2,412
Employee transactions	0.4	$47.38	N/A

Total First Quarter 2006
Open market repurchases	42.9	$46.58	$2,412
Employee transactions	8.7	$46.40	N/A

Total First Quarter 2006(1)	51.6	$46.55	$2,412

(1)
All open market repurchases were transacted under an existing authorized share repurchase plan that was publicly announced on April 14, 2005. On April 13, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.

(2)
Consists of shares added to treasury stock related to activity on employee stock option plan exercises, including reloads, where the employee delivers existing shares to cover the reload option exercise, or under the Company's employee restricted or deferred stock program, where shares are withheld to satisfy tax requirements.

Item 4.    Submission of Matters to a Vote of Securityholders

Citigroup's Annual Meeting of Stockholders was held on April 18, 2006. At the meeting:

  (1)
  16 persons were elected to serve as directors of Citigroup;

  (2)
  the selection of KPMG LLP to serve as the independent registered public accounting firm of Citigroup for 2006 was ratified;

  (3)
  the Amendment to Article Fourth of the Restated Certificate of Incorporation was approved;

  (4)
  the Amendment to Article Eighth of the Restated Certificate of Incorporation was approved;

  (5)
  the Amendment to Article Ninth of the Restated Certificate of Incorporation was approved;

  (6)
  a stockholder proposal regarding stock options was defeated;

  (7)
  a stockholder proposal regarding political contributions was defeated;

  (8)
  a stockholder proposal regarding charitable contributions was defeated;

  (9)
  a stockholder proposal regarding compensation for senior executives was defeated;

  (10)
  a stockholder proposal regarding the reimbursement of expenses in a contested election of directors was defeated;

  (11)
  a stockholder proposal regarding management responsibilities of the Chairman of the Board was defeated;

  (12)
  a stockholder proposal regarding the recoupment of management bonuses in the event of a restatement of earnings was defeated;

  (13)
  a stockholder proposal regarding compliance with the Gramm-Leach Bliley Act was defeated; and

  (14)
  a stockholder proposal regarding the reporting of recoveries and losses was defeated.

        The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

	FOR	AGAINST/ WITHHELD	ABSTAINED	BROKER NON-VOTES
(1) Election of Directors:
NOMINEE
C. Michael Armstrong	4,167,284,958	115,249,420
Alain J.P. Belda	4,183,663,637	98,870,741
George David	4,210,341,821	72,192,557
Kenneth T. Derr	4,151,027,754	131,506,624
John M. Deutch	4,192,099,664	90,434,714
Roberto Hernández Ramirez	4,177,721,429	104,812,949
Ann Dibble Jordan	4,149,408,066	133,126,312
Klaus Kleinfeld	4,209,704,527	72,829,851
Andrew N. Liveris	4,209,775,905	72,758,473
Dudley C. Mecum	4,180,536,615	101,997,763
Anne Mulcahy	4,209,665,417	72,868,961
Richard D. Parsons	4,179,088,180	103,446,198
Charles Prince	4,180,387,392	102,146,986
Judith Rodin	4,207,933,843	74,600,535
Robert E. Rubin	4,177,678,523	104,855,855
Franklin A. Thomas	4,172,602,535	109,931,843

		FOR	AGAINST/ WITHHELD	ABSTAINED	BROKER NON-VOTES
(2)	Ratification of Independent Registered Public Accounting Firm	4,168,359,275	78,990,044	35,173,291
(3)	Approval of Amendment to Article Fourth of the Restated Certificate of Incorporation	4,194,571,160	39,912,567	48,081,026
(4)	Approval of Amendment to Article Eighth of the Restated Certificate of Incorporation	4,191,072,247	43,001,408	48,491,420
(5)	Approval of Amendment to Article Ninth of the Restated Certificate of Incorporation	4,189,364,278	45,205,788	47,997,643
(6)	Approval of Stockholder Proposal Regarding Stock Options	172,939,923	3,216,975,391	53,993,067	838,625,997
(7)	Approval of Stockholder Proposal Regarding Political Contributions	303,052,783	2,765,360,998	375,475,465	838,645,132
(8)	Approval of Stockholder Proposal Regarding Charitable Contributions	273,438,305	2,855,920,506	314,566,431	838,609,136
(9)	Approval of Stockholder Proposal Regarding Compensation for Senior Executives	1,684,397,936	1,693,704,304	55,814,268	848,617,869
(10)	Approval of Stockholder Proposal Regarding the Reimbursement of Expenses in a Contested Election of Directors	149,857,731	3,170,119,364	123,952,736	838,604,548
(11)	Approval of Stockholder Proposal Regarding Management Responsibilities of the Chairman	545,249,410	2,850,809,485	47,858,133	838,617,350
(12)	Approval of Stockholder Proposal Regarding the Recoupment of Management Bonuses in the Event of a Restatement of Earnings	487,063,540	2,907,905,305	48,942,600	838,622,933
(13)	Approval of Stockholder Proposal Regarding Compliance with the Gramm-Leach Bliley Act	30	4,282,534,348	0
(14)	Approval of Stockholder Proposal Regarding the Reporting of Recoveries and Losses	30	4,282,534,348	0

Item 5.    Other Information

        A letter on behalf of the Board of Directors of the Company, dated May 1, 2006, was sent to Roberto Hernandez Ramirez indicating that the Board had adopted a resolution granting Mr. Hernandez Ramirez a waiver from the Company's Stock Ownership Commitment and set Mr. Hernandez Ramirez's minimum ownership of the Company's common stock at one million shares for so long as Mr. Hernandez Ramirez remains a member of the Board.

Item 6.    Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 2006.

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
3.01.6 +	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 18, 2006.
3.02	By-Laws of the Company, as amended, effective January 19, 2005, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 21, 2005 (File No. 1-9924).
10.01+	Letter Agreement, dated as of March 22, 2006, between the Company and Robert E. Rubin.
10.02+	Letter, dated as of May 1, 2006, to Roberto Hernandez Ramirez.
12.01+	Calculation of Ratio of Income to Fixed Charges.
12.02+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01+	Residual Value Obligation Certificate.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith

QuickLinks

Citigroup Inc.
TABLE OF CONTENTS
Combined Results for Discontinued Operations
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX