Form 10-Q
period 2006-06-30
CITIGROUP INC
filed 2006-08-04
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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

Common stock outstanding as of June 30, 2006: 4,943,944,972

Available on the Web at www.citigroup.com

Citigroup Inc.

TABLE OF CONTENTS

Part I—Financial Information

		Page No.
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)— Three and Six Months Ended June 30, 2006 and 2005	82
	Consolidated Balance Sheet— June 30, 2006 (Unaudited) and December 31, 2005	83
	Consolidated Statement of Changes in Stockholders' Equity (Unaudited)— Six Months Ended June 30, 2006 and 2005	84
	Consolidated Statement of Cash Flows (Unaudited)— Six Months Ended June 30, 2006 and 2005	85
	Consolidated Balance Sheet—Citibank, N.A. and Subsidiaries June 30, 2006 (Unaudited) and December 31, 2005	86
	Notes to Consolidated Financial Statements (Unaudited)	87
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4–79
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56–57 110–112
Item 4.	Controls and Procedures	80
Part II—Other Information
Item 1.	Legal Proceedings	126
Item 1A.	Risk Factors	126
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	127
Item 6.	Exhibits	128
Signatures		129
Exhibit Index		130

THE COMPANY

        Citigroup Inc. (Citigroup, or the Company) is a diversified global financial services holding company whose businesses provide a broad range of financial services to consumer and corporate clients. Citigroup has some 200 million client accounts and does business in more than 100 countries. Citigroup was incorporated in 1988 under the laws of the State of Delaware.

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

(1)
Disclosure includes Canada and Puerto Rico.

CITIGROUP INC. AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL DATA

Three Months Ended June 30,	Six Months Ended June 30,
In millions of dollars, except per share amounts	% Change	% Change
2006	2005(1)	2006	2005(1)
Revenues, net of interest expense	$22,182	$20,169	10%	$44,365	$41,365	7%
Operating expenses	12,769	10,972	16	26,127	22,376	17
Provisions for credit losses and for benefits and claims	1,817	2,032	(11)	3,490	4,062	(14)

Income from continuing operations before taxes and minority interest	$7,596	$7,165	6%	$14,748	$14,927	(1)%
Income taxes	2,303	2,179	6	3,840	4,663	(18)
Minority interest, net of taxes	31	255	(88)	91	418	(78)

Income from continuing operations	$5,262	$4,731	11%	$10,817	$9,846	10%
Income from discontinued operations, net of taxes(2)	3	342	(99)	87	668	(87)

Net Income	$5,265	$5,073	4	$10,904	$10,514	4%

Earnings per share
Basic earnings per share:
Income from continuing operations	$1.07	$0.92	16%	$2.20	$1.91	15%
Net income	1.07	0.99	8	2.21	2.04	8
Diluted earnings per share:
Income from continuing operations	1.05	0.91	15	2.16	1.88	15
Net income	1.05	0.97	8	2.17	2.01	8
Dividends declared per common share	$0.49	$0.44	11	$0.98	$0.88	11

At June 30,
Total assets	$1,626,551	$1,547,789	5%
Total deposits	645,805	571,920	13
Long-term debt	239,557	211,346	13
Common stockholders' equity	114,428	111,912	2
Total stockholders' equity	115,428	113,037	2

Ratios:
Return on common stockholders' equity(3)	18.6%	18.4%	19.5%	19.3%
Return on total stockholders' equity(3)	18.4%	18.2%	19.3%	19.1%
Return on risk capital(4)	38%	36%	39%	38%
Return on invested capital(4)	19%	18%	20%	19%

Tier 1 capital	8.51%	8.71%	8.51%	8.71%
Total capital	11.68%	11.87%	11.68%	11.87%
Leverage(5)	5.19%	5.19%	5.19%	5.19%

Common stockholders' equity to assets	7.04%	7.23%
Total stockholders' equity to assets	7.10%	7.30%
Dividends declared ratio(6)	46.7%	45.4%	45.2%	43.8%
Ratio of earnings to fixed charges and preferred stock dividends	1.55	x	1.81	x	1.56	x	1.91	x

(1)
Reclassified to conform to the current period's presentation.

(2)
Discontinued operations for the three months and six months ended June 30, 2006 and 2005 includes the operations described in the Company's June 24, 2005 announced agreement for the sale of substantially all of its Asset Management business to Legg Mason. The majority of the transaction closed on December 1, 2005. Discontinued operations also includes the operations described in the Company's January 31, 2005 announced agreement for the sale of its Travelers Life & Annuity business, substantially all of its international insurance business, and its Argentine pension business to MetLife, Inc. This transaction closed on July 1, 2005. See further discussion regarding discontinued operations in Note 3 to the Consolidated Financial Statements on page 89.

(3)
The return on average common stockholders' equity and return on average total stockholders' equity are calculated using net income after deducting preferred stock dividends.

(4)
Risk capital is a measure of risk levels and the tradeoff of risk and return. It is defined as the amount of capital required to absorb potential unexpected economic losses resulting from extremely severe events over a one-year time period. Return on risk capital is calculated as annualized income from continuing operations divided by average risk capital. Invested capital is defined as risk capital plus goodwill and intangible assets excluding mortgage servicing rights, which are a component of risk capital. Return on invested capital is calculated using income adjusted to exclude a net internal charge Citigroup levies on the goodwill and intangible assets of each business offset by each business' share of the rebate of the goodwill and intangible asset charge. Return on risk capital and return on invested capital are non-GAAP performance measures; because they are measures of risk with no basis in GAAP, there is no comparable GAAP measure to which they can be reconciled. Management uses return on risk capital to assess businesses' operational performance and to allocate Citigroup's balance sheet and risk capital capacity. Return on invested capital is used to assess returns on potential acquisitions and to compare long-term performance of businesses with differing proportions of organic and acquired growth. See page 49 for a further discussion of Risk Capital.

(5)
Tier 1 capital divided by adjusted average assets.

(6)
Dividends declared per common share as a percentage of net income per diluted share.

MANAGEMENT'S DISCUSSION
AND ANALYSIS

MANAGEMENT SUMMARY

        Income from continuing operations of $5.262 billion in the 2006 second quarter was up 11% from the 2005 second quarter.

        During the 2006 second quarter, we continued executing on our strategic initiatives, opening a record 270 new Citibank and CitiFinancial branches (196 in International and 74 in the U.S.).

        Customer volumes were strong, with average loans up 13%, average deposits up 15% and average interest-earning assets up 15% from year-ago levels.

        Citibank Direct, our Internet bank launched at the end of the first quarter, has raised more than $4.2 billion in deposits, of which approximately two-thirds is new money to the Company.

        During the quarter, we completed the full integration of Brazil's Credicard into our international cards business, affirming us as a premier credit card company in Brazil.

*
Excludes Japan Automated Loan Machines (ALMs).

        Revenues increased 10% from the 2005 second quarter, reaching $22.2 billion. Our international operations recorded revenue growth of 17% in the 2006 second quarter, with International Consumer up 12% and International CIB up 23%. Global CIB revenues increased 31%, reflecting strong performance in both Transaction Services and Capital Markets and Banking.

        Net interest revenue was approximately flat to last year as pressure on net interest margins continued. Net interest margin in the 2006 second quarter was 2.72%, down 40 basis points from the 2005 second quarter and down 14 basis points from the 2006 first quarter. The majority of the decline from the 2006 first quarter was driven by trading activities (see discussion of net interest margin on page 64). Non-interest revenue increased 19%, continuing to benefit from higher customer volume across the businesses.

        Operating expenses increased 16% from the 2005 second quarter; this was comprised of 12 percentage points due to organic business growth and acquisitions, 2 points due to investment spending, and 2 points due to SFAS 123(R) accruals.

        Income was well diversified by segment and region, as shown in the charts below.

* Excludes Corporate/Other.

* Excludes Alternate Investments and Corporate/Other.

        The global credit environment remained favorable; this, as well as significantly lower consumer bankruptcy filings and an asset mix shift, drove a $234 million decrease in credit costs compared to year-ago levels. The Global Consumer loss rate was 1.48%, a 20 basis point decline from the 2005 second quarter, in part reflecting significantly lower bankruptcy filings. Corporate cash-basis loans declined 3% from March 31, 2006 to $799 million.

        The effective tax rate on continuing operations was 30.3%, comparable to the 2005 second quarter.

        Our equity capital base and trust preferred securities grew to $122.0 billion at June 30, 2006. Stockholders' equity increased by $1.0 billion during the quarter to $115.4 billion. We distributed $2.5 billion in dividends to shareholders and repurchased $2.0 billion of common stock during the quarter.

        Return on common equity was 18.6% for the quarter. Citigroup maintained its "well-capitalized" position with a Tier 1 Capital Ratio of 8.51% at June 30, 2006.

EVENTS IN 2006 and 2005

MasterCard Initial Public Offering

        In June 2006, MasterCard conducted a series of transactions consisting of: (i) an IPO of new Class A stock, (ii) an exchange of its old Class A stock held by its member banks for shares of its new Class B and Class M stocks, and (iii) a partial redemption of the new Class B stock held by the member banks. Citigroup, as one of MasterCard's member banks, received 4,946,587 shares of Class B stock, 48 shares of Class M stock, and $123 million in cash as a result of these transactions. An after-tax gain of $78 million ($123 million pretax) was recognized in the 2006 second quarter related to the cash redemption of shares.

Sale of Upstate New York Branches

        On June 30, 2006, Citigroup sold the Upstate New York Financial Center Network consisting of 21 branches in Rochester, N.Y. and Buffalo, N.Y. to M&T Bank (referred to hereinafter as the "Sale of New York Branches"). Citigroup received a premium on deposit balances of approximately $1 billion. An after-tax gain of $92 million ($163 million pretax) was recognized in the 2006 second quarter.

Consolidation of Brazil's Credicard

        In April 2006, Citigroup and Banco Itau dissolved their joint venture in Credicard, a Brazil consumer credit card business. In accordance with the dissolution agreement, Banco Itau received half of Credicard's assets and customer accounts in exchange for its 50% ownership, leaving Citigroup as the sole owner of Credicard.

        Beginning April 30, 2006, Credicard's financial statements were consolidated with Citigroup. $75 million in purchased credit card relationship intangibles and $270 million in goodwill were recognized in connection with the acquisition. Previously, Citigroup reported its interest in Credicard using the equity method of consolidation. Accordingly, our net investment was included in Other assets.

Acquisition of Federated Credit Card Portfolio and Credit Card Agreement With Federated Department Stores

        In June 2005, Citigroup announced a long-term agreement with Federated Department Stores, Inc. (Federated) under which the companies will partner to manage approximately $6.2 billion of Federated's credit card receivables, including existing and new accounts, executed in three phases.

        For the first phase, which closed in October 2005, Citigroup acquired Federated's receivables under management, totaling approximately $3.3 billion. For the second phase, which closed in May 2006, additional Federated receivables totaling approximately $1.9 billion were transferred to Citigroup from the previous provider. For the final phase, in the 2006 third quarter, Citigroup expects to acquire the approximately $1.0 billion credit card receivable portfolio of The May Department Stores Company (May), which recently merged with Federated.

        Citigroup is paying a premium of approximately 11.5% to acquire these portfolios. The multi-year agreement also provides Federated the ability to participate in the portfolio performance, based on credit sales and certain other performance metrics.

        The Federated and May credit card portfolios comprise a total of approximately 17 million active accounts.

        Certain of the above statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 81.

Adoption of the Accounting for Share-Based Payments

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which replaces the existing SFAS 123 and supersedes Accounting Principles Board (APB) 25. SFAS 123(R) requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value, reduced by expected forfeitures.

        In adopting this standard, the Company conformed to recent accounting guidance that restricted stock awards issued to retirement-eligible employees who meet certain age and service requirements must be either expensed on the grant date or accrued over a service period prior to the grant date. The impact to the 2006 first quarter results was a charge of $520 million after-tax ($846 million pretax). This charge consisted of $398 million after-tax ($648 million pretax) for the immediate expensing of awards granted to retirement-eligible employees in January 2006, and $122 million after-tax ($198 million pretax) for the quarterly accrual of the estimated awards that will be granted through January 2007.

        The following table summarizes the SFAS 123(R) impact, by segment, on the 2006 first quarter pretax compensation expense for stock awards granted to retirement-eligible employees in January 2006:

In millions of dollars	2006 First Quarter
Global Consumer	$121
Corporate and Investment Banking	354
Global Wealth Management	145
Alternative Investments	7
Corporate/Other	21

Total	$648

In the 2006 second quarter, the accrual for estimated January 2007 awards was $104 million after-tax ($168 million pretax). The Company has changed the plan's retirement eligibility for the January 2007 management awards, which impacted the amount of the accrual in the 2006 second quarter.

        Additional information can be found in Notes 1 and 8 to the Consolidated Financial Statements on pages 87 and 95, respectively. The Company will continue to accrue for the estimated awards that will be granted through January 2007 in each quarter of 2006.

Settlement of IRS Tax Audit

        In March 2006, the Company received a notice from the Internal Revenue Service (IRS) that they had concluded the tax audit for the years 1999 through 2002. For the 2006 first quarter, the Company released a total of $657 million from its tax contingency reserves related to the 1999 through 2002 Federal tax audit (referred to hereinafter as the "resolution of the Federal Tax Audit").

        The following table summarizes the 2006 first quarter tax benefit by segment of the resolution of the Federal Tax Audit:

In millions of dollars	2006 First Quarter
Global Consumer	$290
Corporate and Investment Banking	176
Global Wealth Management	13
Alternative Investments	58
Corporate/Other	61

Continuing Operations	$598
Discontinued Operations	59

Total	$657

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

        Additional information can be found in Note 3 to the Consolidated Financial Statements on page 89.

Sale of Travelers Life & Annuity

        On July 1, 2005, the Company completed the sale of Citigroup's Travelers Life & Annuity and substantially all of Citigroup's international insurance businesses to MetLife, Inc. (MetLife). The businesses sold were the primary vehicles through which Citigroup engaged in the Life Insurance and Annuities business.

        Citigroup received $1.0 billion in MetLife equity securities and $10.830 billion in cash, which resulted in an after-tax gain of approximately $2.120 billion ($3.386 billion pretax). On July 3, 2006, Citigroup completed the sale of its MetLife shares, resulting in a $133 million pretax gain, which will be recorded in the 2006 third quarter.

        On July 31, 2006, the final settlement with MetLife was completed, resulting in an additional after-tax gain of $75 million ($115 million pretax), which will be recognized in the 2006 third quarter as part of discontinued operations.

        The transaction encompassed Travelers Life & Annuity's U.S. businesses and its international operations, other than Citigroup's life insurance business in Mexico (which is now included within International Retail Banking). (The transaction described in the preceding three paragraphs is referred to as the "Sale of the Life Insurance and Annuities Business").

        Additional information can be found in Note 3 to the Consolidated Financial Statements on page 89.

Credit Reserves

        During the three months ended June 30, 2006, the Company recorded a net release/utilization of its credit reserves of $210 million, consisting of a net release/utilization of $328 million in Global Consumer, and a net build of $118 million in CIB.

        The net release/utilization in Global Consumer was primarily due to lower bankruptcy filings and a continued overall improvement in the consumer portfolio. Partially offsetting the releases were builds in Taiwan, related to recent credit trends in credit cards, and Mexico.

        The net build of $118 million in CIB was primarily composed of $120 million in Capital Markets and Banking,which included a $138 million reserve increase for unfunded lending commitments. The net build reflected growth in loans and unfunded commitments and an update to historical data used for certain loan loss estimates.

        For the six months ended June 30, 2006, the Company recorded a net release/utilization of $364 million, consisting of a net release/utilization of $515 million in Global Consumer and a net build of $151 million in the CIB.

Credit Reserve Builds (Releases/Utilization)(1)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2006	2005	2006	2005
By Product:
U.S. Cards	$(160)	$—	$(232)	$—
U.S. Retail Distribution	(31)	—	(86)	(17)
U.S. Consumer Lending	(75)	1	(106)	—
U.S. Commercial Business	(8)	(6)	(46)	(18)
International Cards	26	18	120	13
International Consumer Finance	17	1	1	1
International Retail Banking	(105)	19	(182)	10
Smith Barney	(1)	4	—	4
Private Bank	9	1	17	(10)
Consumer Other	—	—	(1)	(1)

Total Consumer	$(328)	$38	$(515)	$(18)

Capital Markets and Banking	120	(1)	149	(33)
Transaction Services	(2)	5	2	4

Total CIB	$118	$4	$151	$(29)

Total Citigroup	$(210)	$42	$(364)	$(47)

By Region:
U.S.	$(163)	$65	$(313)	$36
Mexico	40	(79)	45	(95)
EMEA	(27)	120	(42)	127
Japan	(33)	—	(24)	—
Asia	(46)	(28)	(50)	(46)
Latin America	19	(36)	20	(69)

Total Citigroup	$(210)	$42	$(364)	$(47)

(1)
Releases include SFAS 114 releases and utilizations.

Allowance for Credit Losses

In millions of dollars	June 30, 2006	December 31, 2005	June 30, 2005
Allowance for loan losses	$9,144	$9,782	$10,418
Allowance for unfunded lending commitments	1,050	850	700

Total allowance for loan losses and unfunded lending commitments	$10,194	$10,632	$11,118

Repositioning Charges

        The Company recorded a $272 million after-tax $(435 million pretax) charge during the 2005 first quarter for repositioning costs. The repositioning charges were predominantly severance-related costs recorded in CIB $(151 million after-tax) and in Global Consumer $(95 million after-tax). These repositioning actions were consistent with the Company's objectives of controlling expenses while continuing to invest in growth opportunities.

Resolution of Glendale Litigation

        During the 2005 first quarter, the Company recorded a $72 million after-tax gain $(114 million pretax) following the resolution of Glendale Federal Bank v. United States, an action brought by Glendale Federal Bank, a predecessor to Citibank (West), FSB, against the United States government.

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

Divestiture of the Manufactured Housing Loan Portfolio

        On May 1, 2005, Citigroup completed the sale of its manufactured housing loan portfolio, consisting of $1.4 billion in loans, to 21st Mortgage Corp. The Company recognized a $109 million after-tax loss $(157 million pretax) in the 2005 first quarter related to the divestiture.

Divestiture of CitiCapital's Transportation Finance Business

        On January 31, 2005, the Company completed the sale of CitiCapital's Transportation Finance Business based in Dallas and Toronto to GE Commercial Finance for total cash consideration of approximately $4.6 billion. The sale resulted in an after-tax gain of $111 million $(157 million pretax).

SEGMENT, PRODUCT AND REGIONAL NET INCOME

        The following tables show the net income (loss) for Citigroup's businesses on a segment and product view and on a regional view:

Citigroup Net Income—Segment and Product View

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
In millions of dollars
	2006	2005(1)	Change	2006	2005(1)	Change
Global Consumer
U.S. Cards	$878	$735	19%	$1,804	$1,513	19%
U.S. Retail Distribution	568	478	19	1,083	1,042	4
U.S. Consumer Lending	470	507	(7)	907	993	(9)
U.S. Commercial Business	138	134	3	264	386	(32)

Total U.S. Consumer(2)	$2,054	$1,854	11%	$4,058	$3,934	3%

International Cards	$328	$331	(1)%	$619	$633	(2)%
International Consumer Finance	173	177	(2)	341	316	8
International Retail Banking	714	593	20	1,391	1,091	27

Total International Consumer	$1,215	$1,101	10%	$2,351	$2,040	15%

Other	$(92)	$(58)	(59)%	$(159)	$(234)	32%

Total Global Consumer	$3,177	$2,897	10%	$6,250	$5,740	9%

Corporate and Investment Banking
Capital Markets and Banking	$1,412	$1,043	35%	$3,030	$2,482	22%
Transaction Services	340	288	18	663	533	24
Other	(29)	41	NM	(41)	36	NM

Total Corporate and Investment Banking	$1,723	$1,372	26%	$3,652	$3,051	20%

Global Wealth Management
Smith Barney	$238	$239	—	$406	$436	(7)%
Private Bank	109	83	31	228	205	11

Total Global Wealth Management	$347	$322	8%	$634	$641	(1)%

Alternative Investments	$257	$385	(33)%	$610	$747	(18)%
Corporate/Other	(242)	(245)	1	(329)	(333)	1

Income from Continuing Operations	$5,262	$4,731	11%	$10,817	$9,846	10%
Income from Discontinued Operations(3)	3	342	(99)	87	668	(87)

Total Net Income	$5,265	$5,073	4%	$10,904	$10,514	4%

(1)
Reclassified to conform to the current period's presentation. See Note 4 to the Consolidated Financial Statements on page 92 for assets by segment.

(2)
U.S. disclosure includes Canada and Puerto Rico.

(3)
See Note 3 to the Consolidated Financial Statements on page 89.

NM
Not meaningful

Citigroup Net Income—Regional View

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
In millions of dollars
	2006	2005(1)	Change	2006	2005(1)	Change
U.S.(2)
Global Consumer	$1,962	$1,796	9%	$3,899	$3,700	5%
Corporate and Investment Banking	747	462	62	1,262	1,355	(7)
Global Wealth Management	290	315	(8)	518	588	(12)

Total U.S.	$2,999	$2,573	17%	$5,679	$5,643	1%

Mexico
Global Consumer	$375	$368	2%	$733	$645	14%
Corporate and Investment Banking	88	76	16	166	159	4
Global Wealth Management	10	10	—	18	23	(22)

Total Mexico	$473	$454	4%	$917	$827	11%

Latin America
Global Consumer	$88	$80	10%	$146	$134	9%
Corporate and Investment Banking	138	195	(29)	340	340	—
Global Wealth Management	2	8	NM	5	15	(67)

Total Latin America	$228	$283	(19)%	$491	$489	—

EMEA
Global Consumer	$215	$124	73%	$400	$246	63%
Corporate and Investment Banking	342	336	2	977	524	86
Global Wealth Management	5	3	67	8	2	NM

Total EMEA	$562	$463	21%	$1,385	$772	79%

Japan
Global Consumer	$178	$188	(5)%	$366	$363	1%
Corporate and Investment Banking	72	54	33	157	102	54
Global Wealth Management	—	(45)	100	—	(53)	100

Total Japan	$250	$197	27%	$523	$412	27%

Asia
Global Consumer	$359	$341	5%	$706	$652	8%
Corporate and Investment Banking	336	249	35	750	571	31
Global Wealth Management	40	31	29	85	66	29

Total Asia	$735	$621	18%	$1,541	$1,289	20%

Alternative Investments	$257	$385	(33)%	$610	$747	(18)%
Corporate/Other	(242)	(245)	1	(329)	(333)	1

Income from Continuing Operations	$5,262	$4,731	11%	$10,817	$9,846	10%
Income from Discontinued Operations(3)	3	342	(99)	87	668	(87)

Total Net Income	$5,265	$5,073	4%	$10,904	$10,514	4%

Total International	$2,248	$2,018	11%	$4,857	$3,789	28%

(1)
Reclassified to conform to the current period's presentation.

(2)
Excludes Alternative Investments and Corporate/Other, which are predominantly related to the U.S. The U.S. regional disclosure includes Canada and Puerto Rico. Global Consumer for the U.S. includes Other Consumer.

(3)
See Note 3 to the Consolidated Financial Statements on page 89.

NM
Not meaningful.

SELECTED REVENUE AND EXPENSE ITEMS

Selected Revenue Items

        Net interest revenue of $9.8 billion for the 2006 second quarter increased $11 million from the 2005 second quarter, as higher customer deposit and loan balances were offset by spread compression.

        Total commissions, asset management and administrative fees, and other fee revenues for the second quarter of 2006 of $7.0 billion increased by $1.6 billion, or 29%, compared to the 2005 second quarter. This was attributable to the mark-to-market of the Consumer Lending's servicing assets, as well as increased investment banking fees, volumes, and assets under custody in CIB.

        Principal transactions revenue of $1.7 billion increased $859 million from the second quarter of 2005. Realized gains from sales of investments were down $153 million, or 34%, to $302 million in the 2006 second quarter primarily due to the absence of the gain on the sale of the shares of St. Paul Travelers during the prior-year quarter. Other revenue of $2.5 billion declined $283 million, or 10%, from the 2005 second quarter, and included $123 million from the MasterCard IPO.

Operating Expenses

        Total operating expenses were $12.8 billion for the 2006 second quarter, up $1.8 billion, or 16%, from the comparable 2005 period. The increase was primarily in compensation and benefits due to higher headcount and an increase in incentive compensation in CIB, primarily Capital Markets and Banking, as well as increased costs of branch expansion and higher business volumes in Global Consumer.

        Global Consumer reported an 11% increase in total expenses from the 2005 second quarter. U.S. Consumer increased $193 million, or 6%, on increased business volumes and investments in new branches. International Consumer expenses increased $381 million, or 16%, versus the second quarter of 2005, primarily due to investment in branch expansion, and the integration of Credicard.

        CIB expenses increased 23% from the 2005 second quarter, primarily due to an increase in incentive compensation on a revenue increase of 31%.

        Global Wealth Management expenses increased 24% as compared to the prior year's three-month period, primarily related to costs associated with the Legg Mason integration and higher compensation costs. Alternative Investments expenses increased 25% from the 2005 second quarter.

Provisions for Credit Losses and for Benefits and Claims

        The provision for credit losses decreased $234 million, or 13%, from the 2005 second quarter to $1.6 billion. Policyholder benefits and claims in the 2006 second quarter increased $19 million, or 9%, from the 2005 second quarter.

        Global Consumer provisions for loan losses and for benefits and claims of $1.6 billion in the 2006 second quarter were down $398 million, or 19%, from the 2005 second quarter. The declines were mainly due to lower bankruptcy filings and a continued favorable credit environment that drove lower net credit loss ratios. Total net credit losses were $1.754 billion, and the related loss ratio was 1.48%, in the 2006 second quarter, as compared to $1.797 billion and 1.68% in the 2005 second quarter. The consumer loan delinquency ratio (90 days or more past due) declined to 1.22% at June 30, 2006 from 1.70% at June 30, 2005. See page 54 for a reconciliation of total consumer credit information.

        The CIB provision for credit losses in the 2006 second quarter was up $187 million from the 2005 second quarter. CIB's reserve for credit losses was increased by $150 million for unfunded lending commitments in the 2006 second quarter due to higher exposures and an update to historical data used for certain loss estimates.

        Corporate cash-basis loans at June 30, 2006 and 2005 were $799 million and $1.6 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $171 million and $133 million, respectively. The decline in corporate cash-basis loans from June 30, 2005, was related to improvements in the overall credit environment and write-offs, as well as sales of loans and paydowns in the portfolio.

Income Taxes

        The Company's effective tax rate on continuing operations was 30.3% in the 2006 second quarter, compared to 30.4% in the 2005 second quarter. The 2005 second quarter included a $65 million tax benefit related to the resolution of an interest calculation for a prior appeals settlement.

Regulatory Capital

        Total capital (Tier 1 and Tier 2) was $112.6 billion and $106.4 billion, or 11.68% and 12.02% of net risk-adjusted assets at June 30, 2006 and December 31, 2005, respectively. Tier 1 capital was $82.0 billion, or 8.51% of net risk-adjusted assets, at June 30, 2006, compared to $77.8 billion, or 8.79%, at December 31, 2005.

ACCOUNTING CHANGES AND FUTURE APPLICATION OF ACCOUNTING STANDARDS

        See Note 1 to the Consolidated Financial Statements on page 87 for a discussion of Accounting Changes and the Future Application of Accounting Standards.

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

The net income line in the following business segment and operating unit discussions excludes discontinued operations. Income from discontinued operations is included within the Corporate/Other business segment. See Notes 3 and 4 to the Consolidated Financial Statements on pages 89 and 92, respectively.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

GLOBAL CONSUMER

*Excludes Other Consumer loss of $92 million.	*Excludes Other Consumer loss of $92 million.

        Citigroup's Global Consumer Group provides a wide array of banking, lending, insurance and investment services through a network of 7,670 branches, approximately 18,000 ATMs, approximately 800 Automated Lending Machines (ALMs), the Internet, telephone and mail, and the Primerica Financial Services salesforce. Global Consumer serves more than 200 million customer accounts, providing products and services to meet the financial needs of both individuals and small businesses.

						% Change
	Three Months Ended June 30,		% Change	Six Months Ended June 30,
In millions of dollars			2Q06 vs. 2Q05			YTD06 vs. YTD05
	2006	2005		2006	2005
Revenues, net of interest expense	$12,628	$12,007	5%	$24,583	$24,125	2%
Operating expenses	6,379	5,753	11	12,736	11,599	10
Provisions for loan losses and for benefits and claims	1,649	2,047	(19)	3,317	4,149	(20)

Income before taxes and minority interest	$4,600	$4,207	9%	$8,530	$8,377	2%
Income taxes	1,400	1,295	8	2,247	2,609	(14)
Minority interest, net of taxes	23	15	53	33	28	18

Net income	$3,177	$2,897	10%	$6,250	$5,740	9%

Average assets (in billions of dollars)	$582	$528	10%	$572	$527	9%
Return on assets	2.19%	2.20%		2.20%	2.20%
Average risk capital(1)	27,522	27,345	1%	$27,620	$26,849	3%
Return on risk capital(1)	46%	42%		46%	43%
Return on invested capital(1)	21%	19%		21%	19%

(1)
See footnote 4 to the table on page 4.

U.S. CONSUMER

        U.S. Consumer is composed of four businesses: Cards, Retail Distribution, Consumer Lending and Commercial Business.

						% Change
	Three Months Ended June 30,		% Change	Six Months Ended June 30,
In millions of dollars			2Q06 vs. 2Q05			YTD06 vs. YTD05
	2006	2005		2006	2005
Revenues, net of interest expense	$7,573	$7,490	1%	$14,833	$15,453	(4)%
Operating expenses	3,551	3,358	6	7,120	6,695	6
Provisions for loan losses and for benefits and claims	827	1,317	(37)	1,728	2,746	(37)

Income before taxes and minority interest	$3,195	$2,815	13%	$5,985	$6,012	—
Income taxes	1,121	945	19	1,898	2,049	(7)%
Minority interest, net of taxes	20	16	25	29	29	—

Net income	$2,054	$1,854	11%	$4,058	$3,934	3%

Average assets (in billions of dollars)	$395	$353	12%	$388	$351	11%
Return on assets	2.09%	2.11%		2.11%	2.26%
Average risk capital(1)	$14,797	$14,004	6%	$14,934	$13,922	7%
Return on risk capital(1)	56%	53%		55%	57%
Return on invested capital(1)	24%	22%		24%	23%

(1)
See footnote 4 to the table on page 4.

U.S. Cards

        U.S. Cards is one of the largest providers of credit cards in North America, with more than 140 million customer accounts in the United States, Canada and Puerto Rico. In addition to MasterCard (including Diners), Visa, and American Express, U.S. Cards is the largest provider of credit card services to the oil and gas industry and the leading provider of consumer private-label credit cards and commercial accounts on behalf of merchants such as Sears, The Home Depot, Federated, Dell Computer, Radio Shack, Staples and Zales Corporation.

        Revenues are primarily generated from net interest revenue on receivables, interchange fees on purchase sales and other delinquency or services fees.

						% Change
	Three Months Ended June 30,		% Change	Six Months Ended June 30,
In millions of dollars			2Q06 vs. 2Q05			YTD06 vs. YTD05
	2006	2005		2006	2005
Revenues, net of interest expense	$3,251	$3,263	—	$6,485	$6,718	(3)%
Operating expenses	1,554	1,503	3%	3,086	3,003	3
Provision for loan losses and for benefits and claims	312	640	(51)	707	1,396	(49)

Income before taxes and minority interest	$1,385	$1,120	24%	$2,692	$2,319	16%
Income taxes and minority interest, net of taxes	507	385	32	888	806	10

Net income	$878	$735	19%	$1,804	$1,513	19%

Average assets (in billions of dollars)	$63	$65	(3)%	$63	$68	(7)%
Return on assets	5.59%	4.54%		5.77%	4.49%
Average risk capital(1)	$5,591	$5,855	(5)%	$5,577	$5,747	(3)%
Return on risk capital(1)	63%	50%		65%	53%
Return on invested capital(1)	26%	21%		27%	22%

Key indicators—on a managed basis: (in billions of dollars)
Return on managed assets	2.42%	2.04%
Purchase sales	$77.9	$69.8	12%
Managed average yield(2)	13.83%	13.71%
Managed net interest margin(2)	9.89%	10.74%

(1)
See footnote 4 to the table on page 4.

(2)
As a percentage of average managed loans.

2Q06 vs. 2Q05

        Revenues, net of interest expense, were flat as the positive impact of 12% growth in purchase sales, higher securitization revenues, and the addition of the Federated portfolio in the 2005 fourth quarter were offset by continued net interest margin compression and higher rewards program costs. The net interest margin compression was driven by a combination of increased payment rates, higher cost of funds, and the mix of receivable balances. Included in revenues in the 2006 second quarter was a gain from the MasterCard initial public offering of $59 million. In the 2005 second quarter, revenues included gains from other asset sales of $70 million.

        Operating expenses increased, primarily reflecting the addition of the Federated portfolio; this was partially offset by a decline in advertising and marketing expenses, largely reflecting the timing of advertising campaigns.

        Provision for loan losses and for benefits and claims declined, primarily reflecting a decline in net credit losses due to lower bankruptcies, the favorable credit environment, and a loan loss reserve release of $160 million.

2Q06 YTD vs. 2Q05 YTD

        Revenues, net of interest expense, declined as the positive impact of 11% growth in purchase sales and the addition of the Federated portfolio in the 2005 fourth quarter were more than offset by continued net interest margin compression and higher rewards program costs. The net interest margin compression was driven by a combination of increased payment rates, higher cost of funds, and the mix of receivable balances.

        Operating expenses increased, primarily reflecting the addition of the Federated portfolio in the 2005 fourth quarter and the adoption of SFAS 123(R) in the 2006 first quarter; this was partially offset by a decline in advertising and marketing expenses, largely reflecting the timing of advertising campaigns.

        Provision for loan losses and for benefits and claims declined, primarily reflecting a decline in net credit losses due to lower bankruptcies, the favorable credit environment and a loan loss reserve release of $232 million.

        Net Income also reflected an $89 million tax benefit resulting from the resolution of the Federal Tax Audit in the 2006 first quarter.

U.S. Retail Distribution

        U.S. Retail Distribution provides banking, lending, investment and insurance products and services to customers through 892 Citibank branches, 2,361 CitiFinancial branches, the Primerica Financial Services (PFS) salesforce, the Internet, direct mail and telesales. Revenues are primarily derived from net interest revenue on loans and deposits and from fees on banking, insurance and investment products.

						% Change
	Three Months Ended June 30,		% Change	Six Months Ended June 30,
In millions of dollars			2Q06 vs. 2Q05			YTD06 vs. YTD05
	2006	2005		2006	2005
Revenues, net of interest expense, by business:
Citibank branches	$904	$766	18%	$1,641	$1,619	1%
CitiFinancial branches	1,037	1,054	(2)	2,045	2,107	(3)
Primerica Financial Services	558	540	3	1,109	1,091	2

Revenues, net of interest expense	$2,499	$2,360	6%	$4,795	$4,817	—
Operating expenses	1,200	1,107	8	2,421	2,192	10%
Provisions for loan losses and for benefits and claims	425	523	(19)	812	1,014	(20)

Income before taxes	$874	$730	20%	$1,562	$1,611	(3)%
Income taxes	306	252	21	479	569	(16)

Net income	$568	$478	19%	$1,083	$1,042	4%

Net income by business:
Citibank branches	$165	$114	45%	$265	$299	(11)%
CitiFinancial branches	264	228	16	529	473	12
Primerica Financial Services	139	136	2	289	270	7

Net income	$568	$478	19%	$1,083	$1,042	4%

Average assets (in billions of dollars)	$69	$64	8%	$68	$64	6%
Return on assets	3.30%	3.00%		3.21%	3.28%
Average risk capital(1)	$3,520	$2,983	18%	$3,490	$2,962	18%
Return on risk capital(1)	65%	64%		63%	71%
Return on invested capital(1)	24%	18%		23%	19%

Key indicators: (in billions of dollars)
Average loans	$43.6	$39.7	10%
Average deposits	129.6	120.4	8
EOP Investment Assets under Management (AUMs)	74.4	68.7	8

(1)
See footnote 4 to the table on page 4.

2Q06 vs. 2Q05

        Revenues, net of interest expense, increased 6% primarily due to the $132 million pretax gain on the Sale of New York Branches. Growth in deposits and loans, up 8% and 10%, respectively, and increased investment product sales were more than offset by net interest margin compression. This resulted in part from a shift in customer liabilities from savings and other demand deposits to certificates of deposit and e-Savings accounts.

        Operating expense growth was primarily due to higher volume-related expenses, increased investment spending driven by 74 new branch openings and advertising costs associated with the launch of e-Savings.

        Provisions for loan losses and for benefits and claims declined primarily due to lower bankruptcy filings and a $31 million loan loss reserve release in CitiFinancial. The net credit loss ratio declined 85 basis points to 2.65%, reflecting the continuing favorable credit environment.

        Deposit growth reflected balance increases in certificates of deposit; e-Savings accounts, which generated $4.2 billion as of the end of the quarter; premium checking; and partly rate-sensitive money market products. Loan growth reflected improvements in all channels and products. Investment product sales increased 37%, driven by increased volumes.

2Q06 YTD vs. 2Q05 YTD

        Revenues, net of interest expense, were flat to the prior-year period as the $132 million pretax gain on the Sale of New York Branches was offset by the absence of a $110 million gain in the 2005 first quarter related to the resolution of the Glendale litigation and other revenue declines. Growth in deposits and loans, up 7% and 9%, respectively, and increased investment product sales were more than offset by net interest margin compression. This resulted in part from a shift in customer liabilities from savings and other demand deposits to certificates of deposit and e-Savings accounts.

        Operating expense growth was primarily due to higher volume-related expenses, increased investment spending driven by 110 new branch openings, the impact of SFAS 123(R), and advertising costs associated with the launch of e-Savings. The impact of the FAB acquisition also contributed to higher expenses.

        Provisions for loan losses and for benefits and claims decreased primarily due to lower bankruptcy filings. CitiFinancial Branches also had higher loan loss reserve releases of $69 million. The credit environment was favorable during the first half of 2006.

        Deposit growth reflected balance increases in certificates of deposit; e-Savings accounts, which generated $4.2 billion in end-of-period deposits; premium checking; and partly rate-sensitive money market products. Loan growth reflected improvements in all channels and products. Investment product sales increased 31%, driven by increased volumes.

        Net income in 2006 also reflected a $51 million tax reserve release resulting from the resolution of the Federal Tax Audit.

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

						% Change
	Three Months Ended June 30,		% Change	Six Months Ended June 30,
In millions of dollars			2Q06 vs. 2Q05			YTD06 vs. YTD05
	2006	2005		2006	2005
Revenues, net of interest expense, by business:
Real Estate Lending	$793	$888	(11)%	$1,636	$1,812	(10)%
Student Loans	202	176	15	319	308	4
Auto	312	312	—	612	629	(3)

Revenues, net of interest expense	$1,307	$1,376	(5)%	$2,567	$2,749	(7)%
Operating expenses	444	413	8	897	824	9
Provisions for loan losses and for benefits and claims	86	148	(42)	229	330	(31)

Income before taxes and minority interest	$777	$815	(5)%	$1,441	$1,595	(10)%
Income taxes	287	292	(2)	505	573	(12)
Minority interest, net of taxes	20	16	25	29	29	—

Net income	$470	$507	(7)%	$907	$993	(9)%

Net income by business:
Real Estate Lending	$297	$356	(17)%	$625	$719	(13)%
Student Loans	75	62	21	113	114	(1)
Auto	98	89	10	169	160	6

Net income	$470	$507	(7)%	$907	$993	(9)%

Average assets (in billions of dollars)	$221	$186	19%	$215	$182	18%
Return on assets	0.85%	1.09%		0.85%	1.10%
Average risk capital(1)	$3,451	$3,341	3%	$3,592	$3,316	8%
Return on risk capital(1)	55%	61%		51%	60%
Return on invested capital(1)	30%	32%		28%	35%

Key indicators: (in billions of dollars)
Net interest margin:(2)
Real Estate Lending	2.03%	2.51%
Student Loans	1.72	2.01
Auto	9.03	10.73
Originations:
Real Estate Lending	$38.6	$33.3	16%
Student Loans	1.9	1.6	19%
Auto	2.0	1.6	25%

(1)
See footnote 4 to the table on page 4.

(2)
As a percentage of average loans.

2Q06 vs. 2Q05

        Revenues, net of interest expense, declined as a 21% increase in average loan balances and higher gains on securitizations of real estate loans and student loans were more than offset by lower net mortgage servicing revenues and net interest margin compression. Average loan growth reflected a strong increase in originations across all businesses, driven by a 16% increase in prime mortgage originations and home equity loans.

        Operating expenses increased primarily due to higher loan origination volumes.

        Provisions for loan losses and for benefits and claims decreased due to a continued favorable credit environment, and higher loan loss reserve releases of $75 million in the Real Estate Lending and Auto businesses. The 90 days-past-due ratio declined across most product categories.

2Q06 YTD vs. 2Q05 YTD

        Revenues, net of interest expense, declined as a 19% increase in average loan volumes and higher gains on securitizations of real estate loans were more than offset by lower net mortgage servicing revenues and net interest margin compression. Average loan growth reflected a strong increase in originations across all businesses, driven by a 17% increase in prime mortgage originations and home equity loans.

        Operating expenses increased primarily due to higher loan origination volumes and the impact of SFAS 123(R).

        Provisions for loan losses and for benefits and claims declined due to a continued favorable credit environment and loan loss reserve releases of $111 million in the Real Estate Lending and Auto businesses.

U.S. Commercial Business

        U.S. Commercial Business provides equipment leasing, financing, and banking services to small- and middle-market businesses ($5 million to $500 million in annual revenues) and financing for investor-owned multifamily and commercial properties. Revenues are composed of net interest revenue and fees on loans and leases.

						% Change
	Three Months Ended June 30,		% Change	Six Months Ended June 30,
In millions of dollars			2Q06 vs. 2Q05			YTD06 vs. YTD05
	2006	2005		2006	2005
Revenues, net of interest expense	$516	$491	5%	$986	$1,169	(16)%
Operating expenses	353	335	5	716	676	6
Provision for loan losses	4	6	(33)	(20)	6	NM

Income before taxes and minority interest	$159	$150	6%	$290	$487	(40)%
Income taxes and minority interest, net of taxes	21	16	31	26	101	(74)

Net income	$138	$134	3%	$264	$386	(32)%

Average assets (in billions of dollars)	$42	$38	11%	$42	$37	14%
Return on assets	1.32%	1.41%		1.27%	2.10%
Average risk capital(1)	$2,235	$1,825	22%	$2,275	$1,897	20%
Return on risk capital(1)	25%	29%		23%	41%
Return on invested capital(1)	12%	19%		11%	28%

Key indicators: (in billions of dollars):
Average earning assets	$36.5	$32.9	11%

(1)
See footnote 4 to the table on page 4.

NM Not meaningful

2Q06 vs. 2Q05

        Revenues, net of interest expense, increased 5% primarily due to the $31 million pretax gain on the Sale of New York Branches. Strong growth in core loan and deposit balances, up 13% and 11%, respectively, was more than offset by the continuing impact of net interest margin compression.

        Operating expense growth was mainly due to higher volume-related expenses and restructuring costs from site consolidation.

        Provision for loan losses decreased primarily due to the stable credit environment and the continued liquidation of non-core portfolios.

        Deposit and core loan growth reflected an increase in savings deposits and strong transaction volumes and growth in loan balances across all business units, partially offset by declines in the liquidating portfolio.

2Q06 YTD vs. 2Q05 YTD

        Revenues, net of interest expense, declined 16%, primarily due to the absence of the $161 million pretax gain on the CitiCapital Transportation Finance business in the prior-year period, partly offset by the $31 million pretax gain on the Sale of New York Branches. Strong growth in core loan and deposit balances, up 17% and 18%, respectively, were more than offset by the continuing impact of net interest margin compression.

        Operating expense growth was primarily due to higher volume-related expenses, the impact of the FAB acquisition and SFAS 123(R), partially offset by lower expenses from the absence of the transportation finance business and severance costs in the prior year.

        Provision for loan losses declined primarily due to loan loss reserve releases of $28 million, a stable credit environment, and the continued liquidation of non-core portfolios.

        Deposit and core loan growth reflected strong transaction volumes and balances across all business units and the impact of the FAB acquisition, partially offset by declines in the liquidating portfolio.

        Net income also reflected a $4 million tax reserve release resulting from the resolution of the Federal Tax Audit.

INTERNATIONAL CONSUMER

        International Consumer is composed of three businesses: Cards, Consumer Finance and Retail Banking.

						% Change
	Three Months Ended June 30,		% Change	Six Months Ended June 30,
In millions of dollars			2Q06 vs. 2Q05			YTD06 vs. YTD05
	2006	2005		2006	2005
Revenues, net of interest expense, by region:
Mexico	$1,192	$1,055	13%	$2,341	$2,015	16%
Latin America	471	281	68	797	538	48
EMEA	1,360	1,256	8	2,630	2,504	5
Japan	807	827	(2)	1,582	1,648	(4)
Asia	1,244	1,116	11	2,433	2,188	11

Revenues, net of interest expense	$5,074	$4,535	12%	$9,783	$8,893	10%
Operating expenses	2,701	2,320	16	5,322	4,742	12
Provisions for loan losses and for benefits and claims	822	730	13	1,589	1,403	13

Income before taxes and minority interest	$1,551	$1,485	4%	$2,872	$2,748	5%
Income taxes	333	385	(14)	517	709	(27)
Minority interest, net of taxes	3	(1)	NM	4	(1)	NM

Net income	$1,215	$1,101	10%	$2,351	$2,040	15%

Net income by region
Mexico	$375	$368	2%	$733	$645	14%
Latin America	88	80	10	146	134	9
EMEA	215	124	73	400	246	63
Japan	178	188	(5)	366	363	1
Asia	359	341	5	706	652	8

Net income	$1,215	$1,101	10%	$2,351	$2,040	15%

Average assets (in billions of dollars)	$177	$166	7%	$176	$167	5%
Return on assets	2.75%	2.66%		2.69%	2.46%
Average risk capital(1)	$12,725	$13,341	(5)%	$12,686	$12,927	(2)%
Return on risk capital(1)	38%	33%		37%	32%
Return on invested capital(1)	19%	17%		18%	16%

(1)
See footnote 4 to the table on page 4.

NM Not meaningful

(This page intentionally left blank.)

International Cards

        International Cards provides MasterCard, Visa and Diners branded credit and charge cards, as well as private label cards and co-branded cards, to more than 30 million customer accounts in 43 countries outside of the U.S. and Canada. Revenues are primarily generated from net interest revenue on receivables, interchange fees on purchase sales and other delinquency or service fees.

						% Change
	Three Months Ended June 30,		% Change	Six Months Ended June 30,
In millions of dollars			2Q06 vs. 2Q05			YTD06 vs. YTD05
	2006	2005		2006	2005
Revenues, net of interest expense, by region:
Mexico	$443	$307	44%	$848	$576	47%
Latin America	238	85	NM	334	153	NM
EMEA	327	285	15	621	579	7
Japan	74	76	(3)	144	149	(3)
Asia	428	423	1	843	824	2

Revenues, net of interest expense	$1,510	$1,176	28%	$2,790	$2,281	22%
Operating expenses	714	577	24	1,331	1,145	16
Provision for loan losses	359	175	NM	671	330	NM

Income before taxes and minority interest	$437	$424	3%	$788	$806	(2)%
Income taxes	108	92	17	168	171	(2)
Minority interest, net of taxes	1	1	—	1	2	(50)

Net income	$328	$331	(1)%	$619	$633	(2)%

Net income by region:
Mexico	$147	$125	18%	$296	$252	17%
Latin America	69	38	82	104	63	65
EMEA	43	34	26	75	66	14
Japan	13	17	(24)	34	34	—
Asia	56	117	(52)	110	218	(50)

Net income	$328	$331	(1)%	$619	$633	(2)%

Average assets (in billions of dollars)	$30	$26	15%	$29	$26	12%
Return on assets	4.39%	5.11%		4.30%	4.91%
Average risk capital(1)	$2,202	$1,758	25	$2,138	$1,677	27%
Return on risk capital(1)	60%	76%		58%	76%
Return on invested capital(1)	29%	33%		28%	32%

Key indicators: (in billions of dollars):
Purchase sales	$19.7	$17.1	15%
Average yield(2)	19.03%	17.52%
Net interest margin(2)	14.02%	12.16%

(1)
See footnote 4 to the table on page 4.

(2)
As a percentage of average loans.

NM Not meaningful

2Q06 vs. 2Q05

        Revenues, net of interest expense, increased, driven by a 15% increase in purchase sales and 18% growth in average receivables across the regions, the integration of the Credicard portfolio, and a gain on the MasterCard IPO of $35 million.

        Operating expenses increased, reflecting the integration of the Credicard portfolio, continued investments in organic growth, and volume growth across the regions.

        Provision for loan losses increased, driven by the industry-wide credit deterioration in Taiwan, portfolio growth and target market expansion in Mexico, credit losses relating to the Credicard portfolio in Latin America, and volume growth in all regions.

Regional Net Income

        Latin America income increased primarily due to volume and purchase sales growth. Mexico income increased due to higher sales volumes and average loans, as well as a gain from the MasterCard IPO of $9 million after-tax. EMEAincome increased primarily due to higher purchase sales and volume growth, partially offset by higher credit costs and higher expenses. Asia income declined due to an increase in credit costs related to Taiwan, partially offset by higher purchase sales and loan growth. Japan income decreased primarily due to lower purchase sales.

2Q06 YTD vs. 2Q05 YTD

        Revenues, net of interest expense, increased, driven by a 12% increase in purchase sales and 16% growth in average receivables across all regions, the integration of the Credicard portfolio, and a gain on the MasterCard IPO of $35 million.

        Operating expenses increased, reflecting the integration of the Credicard portfolio, continued investment in organic growth, costs associated with a labor settlement in Korea, volume growth across the regions, and the adoption of SFAS 123(R). This was partially offset by the absence of 2005 first quarter repositioning expenses of $13 million.

        Provision for loan losses increased, driven by the industry-wide credit deterioration in Taiwan, portfolio growth and target market expansion in Mexico, and volume growth in all regions.

Regional Net Income

        Mexico income increased due to higher sales volumes and average loans, as well as a gain from the MasterCard IPO of $9 million after-tax and tax benefits in the 2006 first quarter of $6 million. Latin America income increased primarily due to volume and purchase sales growth, and the benefit of foreign currency translation. EMEA income increased primarily due to higher purchase sales and volume growth, partially offset by higher net credit losses. Asia income declined due to an increase in credit costs related to Taiwan and costs associated with a Korea labor settlement, partially offset by higher purchase sales and loan growth and a gain from the MasterCard IPO of $7 million.

International Consumer Finance

        International Consumer Finance provides community-based lending services through its branch network, regional sales offices and cross-selling initiatives with International Cards and International Retail Banking. As of June 30, 2006, International Consumer Finance maintained 2,506 sales points comprising 1,697 branches in more than 25 countries and 809 ALMs in Japan. International Consumer Finance offers real-estate-secured loans, unsecured or partially secured personal loans, auto loans, and loans to finance consumer-goods purchases. Revenues are primarily derived from net interest revenue and fees on loan products.

						% Change
	Three Months Ended June 30,		% Change	Six Months Ended June 30,
In millions of dollars			2Q06 vs. 2Q05			YTD06 vs. YTD05
	2006	2005		2006	2005
Revenues, net of interest expense, by region:
Mexico	$55	$44	25%	$108	$87	24%
Latin America	38	30	27	74	58	28
EMEA	193	185	4	377	374	1
Japan	615	635	(3)	1,206	1,262	(4)
Asia	108	69	57	206	130	58

Revenues, net of interest expense	$1,009	$963	5%	$1,971	$1,911	3
Operating expenses	427	380	12	846	817	4
Provision for loan losses	340	322	6	644	637	1

Income before taxes and minority interest	$242	$261	(7)%	$481	$457	5%
Income taxes	69	84	(18)	140	141	(1)

Net income	$173	$177	(2)%	$341	$316	8%

Net income by region:
Mexico	$11	$8	38%	$21	$17	24%
Latin America	1	3	(67)	1	6	(83)
EMEA	15	16	(6)	22	12	83
Japan	134	137	(2)	269	259	4
Asia	12	13	(8)	28	22	27

Net income	$173	$177	(2)%	$341	$316	8%

Average assets (in billions of dollars)	$27	$26	4%	$27	$27	—
Return on assets	2.57%	2.73%		2.55%	2.36%
Average risk capital(1)	$1,042	$920	13	$1,104	$927	19%
Return on risk capital(1)	67%	77%		62%	69%
Return on invested capital(1)	20%	20%		20%	18%

Key indicators:
Average yield(2)	18.88%	18.90%
Net interest margin(2)	16.36%	16.65%
Number of sales points:
Other branches	1,373	888
Japan branches	324	405
Japan Automated Loan Machines	809	588

Total	2,506	1,881

(1)
See footnote 4 to the table on page 4.

(2)
As a percentage of average loans.

2Q06 vs. 2Q05

        Revenues, net of interest expense, increased 5%, driven mainly by higher personal loan volumes and slightly higher net interest margins. This was offset by a decline in Japan, primarily due to the impact of foreign currency translation and lower average loans.

        Operating expense growth was primarily due to higher volume-related expenses and increased investment spending driven by 111 new branch openings, and 85 new ALMs in Japan.

        Provision for loan losses increased primarily due to loan loss reserve builds in EMEA, Japan, and Asiaand higher net credit losses in Asia and Latin America. This was partially offset by lower net credit losses in EMEA, due to a portfolio sale transaction, and Japan. The net credit loss ratio declined 31 basis points to 5.44%.

        The increase in average loans outside of Japan was mainly driven by growth in the personal-loan and real-estate-secured portfolios. In Japan, average loans declined by 6% due to the impact of higher pay-downs, reduced loan demand, and the impact of foreign currency translation.

        The Company is evaluating the potential impact of legislative proposals to reform the interest rate law in Japan that could impact consumer finance lending and which may negatively impact both the revenues and credit costs in that business.*

2Q06 YTD vs. 2Q05 YTD

        Revenues, net of interest expense, increased 3%, driven mainly by higher average loan volumes and higher net interest margins. This was offset by a decline in Japan, primarily due to the impact of foreign currency translation and lower average loans.

        Operating expense growth was primarily due to higher volume-related expenses and increased investment spending, driven by 241 new branch openings, and the addition of 145 ALMs in Japan. The growth was partially offset by the absence of the 2005 first quarter repositioning charge in EMEA of $38 million and declines in Japan due to the closing of branches.

        Provision for loan losses were slightly higher than the prior-year period as higher net credit losses in Asia and EMEA were offset by lower net credit losses in Japan related to the sale of previously charged-off assets.

        The increase in average loans outside of Japan was mainly driven by growth in the personal-loan and real-estate-secured portfolios. In Japan, loans declined by 9% due to the impact of higher pay-downs, reduced loan demand, and the impact of foreign currency translation.

*
This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 81.

International Retail Banking

        International Retail Banking delivers a wide array of banking, lending, insurance and investment services through a network of local branches and electronic delivery systems, including ATMs, call centers and the Internet. International Retail Banking serves 49 million customer accounts for individuals and small businesses. Revenues are primarily derived from net interest revenue on deposits and loans, and fees on mortgage, banking, and investment products.

						% Change
	Three Months Ended June 30,		% Change	Six Months Ended June 30,
In millions of dollars			2Q06 vs. 2Q05			YTD06 vs. YTD05
	2006	2005		2006	2005
Revenues, net of interest expense, by region:
Mexico	$694	$704	(1)%	$1,385	$1,352	2%
Latin America	195	166	17	389	327	19
EMEA	840	786	7	1,632	1,551	5
Japan	118	116	2	232	237	(2)
Asia	708	624	13	1,384	1,234	12

Revenues, net of interest expense	$2,555	$2,396	7%	$5,022	$4,701	7%
Operating expenses	1,560	1,363	14	3,145	2,780	13
Provisions for loan losses and for benefits and claims	123	233	(47)	274	436	(37)

Income before taxes and minority interest	$872	$800	9%	$1,603	$1,485	8%
Income taxes	156	209	(25)	209	397	(47)
Minority interest, net of taxes	2	(2)	NM	3	(3)	NM

Net income	$714	$593	20%	$1,391	$1,091	27%

Net income by region:
Mexico	$217	$235	(8)%	$416	$376	11%
Latin America	18	39	(54)	41	65	(37)
EMEA	157	74	NM	303	168	80
Japan	31	34	(9)	63	70	(10)
Asia	291	211	38	568	412	38

Net income	$714	$593	20%	$1,391	$1,091	27%

Average assets (in billions of dollars)	$120	$114	5%	$120	$114	5%
Return on assets	2.39%	2.09%		2.34%	1.93%
Average risk capital(1)	$9,481	$10,663	(11)%	$9,444	$10,323	(9)%
Average return on risk capital(1)	30%	22%		30%	21%
Return on invested capital(1)	16%	13%		16%	12%

Key indicators: (in billions of dollars):
Average deposits	$146.6	$134.3	9%
Assets under Management (AUMs) (EOP)	129.1	108.7	19
Average loans	62.6	61.9	1

(1)
See footnote 4 to the table on page 4.

NM
Not meaningful

2Q06 vs. 2Q05

        Revenues, net of interest expense, increased in all regions, except Mexico, reflecting a 9% increase in deposits and a 60% increase in investment product sales. Loan balances increased 1% over the 2005 second quarter, as declines in EMEA, due to the loan write-offs in Germany in the third quarter of 2005, and in Asia, due to recent labor actions in Korea, were more than offset by growth in all other regions. Assets under management increased 19%.

        Operating expenses increased due to an increase in compensation costs in Mexico, increases in business volumes, higher advertising and marketing expenses, and higher investment spending driven by the continued expansion of the distribution network that included 85 new branch openings during the quarter.

        Provisions for loan losses and for benefits and claims declined due to the absence of the 2005 second quarter increase in the Germany credit reserve to reflect increased experience with the effects of bankruptcy law liberalization of $127 million pretax and an $82 million pretax loan loss reserve release in Korea as a result of an improving credit environment, partially offset by the absence of a 2005 second quarter Mexico reserve release of $80 million, which is offset in revenues, and the absence of a 2005 second quarter Argentina Compensation Bond recovery of $24 million.

        Net income also reflected an increased tax benefit of $70 million in Mexico related to APB 23.

Regional Net Income

        EMEA income increased, driven by a 30% increase in deposits, the absence of an $81 million loan loss reserve build from the 2005 second quarter and stronger lending and investment product sales revenues. Asia income increased, benefiting from higher loan and deposit balances, investment product sales and a $52 million loan loss reserve release in Korea. Mexico income decreased primarily due to the absence of a 2005 second quarter $30 million reserve release from an investment in Avantel and a 2005 second quarter $50 million favorable impact relating to a restructuring of Mexican government notes, increased investment spending associated with 44 branch openings, and lower deposit revenues, partly offset by higher APB 23 tax benefits. Latin America income declined, primarily due to increased expenses associated with 12 new branches in Brazil and lower loan loss reserve releases, partly offset by growth in lending revenues. Japan income declined due to higher expenses, mainly due to the consolidation and compliance activities resulting from the shutdown of the Japan Private Bank, and the impact of foreign currency translation.

2Q06 YTD vs. 2Q05 YTD

        Revenues, net of interest expense, increased in all regions except Japan, reflecting 8% deposit growth and a 48% increase in investment product sales. Loan balances were flat over the prior-year period reflecting declines in EMEAand Asia due to the write-off of loans in Germany in the third quarter of 2005 and the impact of recent labor actions in Korea, offset by growth in all other regions. Assets under management increased 19%.

        Operating expenses increased due to an increase in compensation costs in Mexico, higher business volumes, SFAS 123(R) charges, costs associated with a labor settlement in Korea, higher marketing and advertising spending, and continued investments, that included 190 new branch additions.

        Provisions for loan losses and for benefits and claims decreased due to the absence of the 2005 second quarter increase in the Germany credit reserve to reflect increased experience with the effects of bankruptcy law liberalization of $127 million pretax and loan loss reserve releases in Korea as a result of an improving credit environment, partially offset by the absence of 2005 second quarter Mexico reserve release of $80 million, which is offset in revenues, and the absence of a 2005 second quarter Argentina Compensation Bond recovery of $24 million.

        Net income also reflected higher tax benefits in Mexico related to increased APB 23 benefits and a 2006 first quarter $55 million benefit from tax reserve releases related to the resolution of the Federal Tax Audit.

Regional Net Income

        Asia income increased, benefiting from higher deposit revenues and investment product sales and a loan loss reserve release in Korea, partially offset by increased investment spending tied to retail bank branch expansion and costs associated with the labor settlement. Mexico income increased primarily due to higher tax benefits, and higher lending revenues and investment product sales, partly offset by higher expenses related to increased investment spending associated with new branch openings and the absence of a $50 million 2005 second quarter gain from the favorable impact relating to a restructuring of Mexican government notes. EMEA income increased due to the absence of an $81 million loan loss reserve build from the 2005 second quarter and stronger investment product sales and lending revenues, partly offset by higher expenses associated with branch expansion. Latin America income declined, primarily due to increased expenses associated with new branches in Brazil, the impact of foreign currency translation, and the absence of a 2005 second quarter Argentina Compensation Bond recovery, partly offset by growth in loan, deposit and investment revenues. Japan income declined due to lower deposit revenues, higher expenses, mainly due to the consolidation and compliance activities related to the shutdown of the Japan Private Bank, and the impact of foreign currency translation.

Other Consumer

        Other Consumer includes certain treasury and other unallocated staff functions and global marketing.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2006	2005	2006	2005
Revenues, net of interest expense	$(19)	$(18)	$(33)	$(221)
Operating expenses	127	75	294	162

Income (loss) before tax benefits	$(146)	$(93)	$(327)	$(383)
Income taxes (benefits)	(54)	(35)	(168)	(149)

Net income (loss)	($92)	($58)	($159)	($234)

2Q06 vs. 2Q05

        Revenues and expenses reflect certain unallocated items that are not reported in the Global Consumer operating segments.

        The net loss increase was primarily due to higher staff payments and higher legal costs, partially offset by lower advertising and marketing expenses.

2Q06 YTD vs. 2Q05 YTD

        The net loss decrease was primarily due to the absence of the 2005 first quarter loss on the sale of a Manufactured Housing loan portfolio of $109 million after-tax and the benefit of 2006 first quarter tax credits of $40 million, reflecting the resolution of the Federal Tax Audit, partially offset by SFAS 123(R) charges of $19 million after-tax and higher staff payments and legal costs.

CORPORATE AND INVESTMENT BANKING

*	Excludes Other Corporate and Investment Banking loss of $29 million	*	Excludes Other Corporate and Investment Banking loss of $29 million

Corporate and Investment Banking (CIB) provides corporations, governments, institutions and investors in approximately 100 countries with a broad range of financial products and services. CIB includes Capital Markets and Banking, Transaction Services and Other CIB.

						% Change
	Three Months Ended June 30,		% Change	Six Months Ended June 30,
In millions of dollars			2Q06 vs. 2Q05			YTD06 vs. YTD05
	2006	2005		2006	2005
Revenues, net of interest expense, by region:
U.S.	$2,803	$1,948	44%	$5,726	$4,727	21%
Mexico	199	170	17	385	329	17
Latin America	385	382	1	831	692	20
EMEA	2,043	1,708	20	4,339	3,402	28
Japan	269	187	44	565	367	54
Asia	1,062	761	40	2,194	1,676	31

Revenues, net of interest expense	$6,761	$5,156	31%	$14,040	$11,193	25%
Operating expenses	4,158	3,368	23	8,915	7,036	27
Provision for credit losses	173	(14)	NM	173	(70)	NM

Income before taxes and minority interest	$2,430	$1,802	35%	$4,952	$4,227	17%
Income taxes	702	420	67	1,276	1,155	10
Minority interest, net of taxes	5	10	(50)	24	21	14

Net income	$1,723	$1,372	26%	$3,652	$3,051	20%

Net income by region:
U.S.	$747	$462	62%	$1,262	$1,355	(7)%
Mexico	88	76	16	166	159	4
Latin America	138	195	(29)	340	340	—
EMEA	342	336	2	977	524	86
Japan	72	54	33	157	102	54
Asia	336	249	35	750	571	31

Net income	$1,723	$1,372	26%	$3,652	$3,051	20%

Average risk capital(1)	$21,755	$21,097	3%	$21,174	$20,938	1%
Return on risk capital(1)	32%	26%		35%	29%
Return on invested capital(1)	23%	19%		26%	22%

(1)
See footnote 4 to the table on page 4.

NM
Not meaningful

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

						% Change
	Three Months Ended June 30,		% Change	Six Months Ended June 30,
In millions of dollars			2Q06 vs. 2Q05			YTD06 vs. YTD05
	2006	2005		2006	2005
Revenues, net of interest expense, by region:
U.S.	$2,476	$1,715	44%	$5,087	$4,256	20%
Mexico	151	121	25	289	232	25
Latin America	225	254	(11)	525	447	17
EMEA	1,508	1,268	19	3,315	2,534	31
Japan	241	163	48	512	328	56
Asia	668	444	50	1,437	1,067	35

Revenues, net of interest expense	$5,269	$3,965	33%	$11,165	$8,864	26%
Operating expenses	3,154	2,585	22	6,957	5,444	28
Provision for credit losses	157	(20)	NM	152	(66)	NM

Income before taxes and minority interest	$1,958	$1,400	40%	$4,056	$3,486	16%
Income taxes	541	347	56	1,002	984	2
Minority interest, net of taxes	5	10	(50)	24	20	20

Net income	$1,412	$1,043	35%	$3,030	$2,482	22%

Net income by region:
U.S.	$748	$400	87%	$1,265	$1,274	(1)%
Mexico	74	60	23	138	125	10
Latin America	88	153	(42)	237	262	(10)
EMEA	236	249	(5)	766	372	NM
Japan	66	47	40	146	95	54
Asia	200	134	49	478	354	35

Net income	$1,412	$1,043	35%	$3,030	$2,482	22%

Average risk capital(1)	$20,173	$19,694	2%	$19,648	$19,519	1%
Return on risk capital(1)	28%	21%		31%	26%
Return on invested capital(1)	21%	16%		23%	19%

(1)
See footnote 4 to the table on page 4.

NM
Not meaningful

2Q06 vs. 2Q05

        Revenues, net of interest expense, increased, driven by broad-based performance across products and regions. Fixed Income Markets revenue increases were driven by strong results in municipals, foreign exchange, and credit products. Equity Markets revenues increased, reflecting strong performance in derivatives, convertibles, and cash trading. Investment Banking revenue growth was driven by higher debt and equity underwriting revenues and increased advisory fees.

        Operating expenses increased, driven by the impact of SFAS 123(R) charges and higher compensation expense due to higher production-driven incentive compensation, as well as a growth in headcount.

        The provision for credit losses increased, driven by a $208 million pretax charge to increase loan loss reserves, reflecting growth in loans and unfunded loan commitments and an update to historical data used for certain loss estimates.

Regional Net Income

        Net income in the U.S. increased primarily due to higher Fixed Income Markets and Underwriting and Equity Markets revenues, partially offset by lower Lending revenues and an increase in compensation expenses (higher production-driven incentive compensation and the impact of SFAS 123(R) charges).

        Mexico net income increased due to strong results in Fixed Income Markets and Equity Markets.

        Latin America net income decreased due to a decline in Fixed Income Markets revenues, higher investment spending, and an increase in credit costs due to the absence of a loan loss recovery recorded in the prior-year period.

        EMEA net income declined due to higher compensation expense associated with staff additions and higher credit costs reflecting growth in loans and unfunded loan commitments. The increased expenses were partially offset by revenue growth, where higher volumes and customer activity offset the market volatility.

        Net income in Japan increased due to strong growth in Fixed Income Markets, Fixed Income Underwriting and Lending, partially offset by higher expenses.

        Net income in Asia increased, driven by broad-based double-digit growth across several products, including Fixed Income and Equity Markets, Advisory, and Lending, partially offset by higher expenses.

2Q06 YTD vs. 2Q05 YTD

        Revenues, net of interest expense, increased, driven by broad-based performance across products and regions. Fixed Income Markets revenue increases reflected growth in emerging markets trading, municipals, foreign exchange and credit products. Equity Markets revenues increased, driven by strong growth globally, including cash trading, derivatives products and convertibles. Investment Banking revenue growth was driven by higher debt and equity underwriting revenues and increased advisory fees. Lending revenue declined, as improved credit conditions led to lower hedging results.

        Operating expenses were impacted by $508 million of SFAS 123(R) charges and higher production-related incentive compensation, as well as a growth in headcount.

        The provision for credit losses increased, driven by a $208 million pretax charge in the second quarter to increase loan loss reserves, reflecting growth in loans and unfunded loan commitments and an update to historical data used for certain loss estimates.

Regional Net Income

        Net income in the U.S. declined primarily due to higher compensation expenses (higher production-driven incentive compensation and the impact from SFAS 123(R) charges), as well as lower Lending revenues, partially offset by higher Fixed Income and Equity Markets revenues and tax benefits from the resolution of a the Federal Tax Audit.

        Mexico net income increased due to strong results in Fixed Income Markets and Equity Markets, and double-digit growth in corporate loans and a tax benefit from the resolution of a Federal Tax Audit, partially offset by the absence of a loan loss recovery recorded in the prior-year period.

        Latin America net income declined due to higher investment spending, an increase in credit costs due to the absence of a loan loss recovery recorded in the prior-year period, and the impact from SFAS 123(R) charges. The decline in net income was partially offset by strong revenue growth in Equity and Fixed Income Markets sales and trading activities in Brazil and by the tax benefits from the resolution of the Federal Tax Audit.

        EMEA net income increased, driven by double-digit growth across all major product lines and geographies on higher volumes and growth in customer activity and tax benefits from the resolution of the Federal Tax Audit. The increase in net income was partially offset by higher compensation expense due to staff additions and the impact from SFAS 123(R) charges, higher credit costs on growth in loans and unfunded loan commitments.

        Net income in Japan increased due to strong growth in Fixed Income Markets and Lending, partially offset by higher operating expenses.

        Net income in Asia increased, driven by broad-based double-digit growth across several products, including Fixed Income and Equity Markets and Advisory. The tax benefits from the resolution of the Federal Tax Audit were partially offset by the impact from SFAS 123(R) charges.

Transaction Services

        Transaction Services comprises Cash Management, Trade Services & Finance (Trade) and Securities & Funds Services (SFS). Cash Management and Trade provide comprehensive cash management and trade finance for corporations and financial institutions worldwide. SFS provides custody and fund services to investors such as insurance companies and pension funds, clearing services to intermediaries such as broker/dealers, and depository and agency/trust services to multinational corporations and governments globally. Revenue is generated from fees for transaction processing, net interest revenue on Trade, loans and deposits in Cash Management and SFS, and fees on assets under custody in SFS.

						% Change
	Three Months Ended June 30,		% Change	Six Months Ended June 30,
In millions of dollars			2Q06 vs. 2Q05			YTD06 vs. YTD05
	2006	2005		2006	2005
Revenues, net of interest expense, by region:
U.S.	$326	$233	40%	$637	$470	36%
Mexico	48	49	(2)	96	97	(1)
Latin America	160	128	25	306	245	25
EMEA	535	440	22	1,024	868	18
Japan	28	24	17	53	39	36
Asia	398	317	26	761	609	25

Revenues, net of interest expense	$1,495	$1,191	26%	$2,877	$2,328	24%
Operating expenses	989	780	27	1,938	1,583	22
Provision for credit losses	16	6	NM	21	(7)	NM

Income before taxes and minority interest	$490	$405	21%	$918	$752	22%
Income taxes	150	117	28	255	218	17
Minority interest, net of taxes	—	—	—	—	1	(100)

Net income	$340	$288	18%	$663	$533	24%

Net income by region:
U.S.	$22	$21	5%	$35	$39	(10)%
Mexico	17	16	6	31	34	(9)
Latin America	49	42	17	99	83	19
EMEA	107	87	23	212	153	39
Japan	6	7	(14)	11	7	57
Asia	139	115	21	275	217	27

Net income	$340	$288	18%	$663	$533	24%

Average risk capital(1)	$1,582	$1,403	13%	$1,526	$1,419	8%
Return on risk capital(1)	86%	82%		88%	76%
Return on invested capital(1)	50%	46%		50%	43%

Key indicators:
Liability balances (average in billions of dollars)	$178	$141	26%
Assets under custody at period end (in trillions of dollars)	9.3	8.0	16%

(1)
See footnote 4 to the table on page 4.

NM
Not meaningful

2Q06 vs. 2Q05

        Revenues, net of interest expense, increased, reflecting growth in liability balances, assets under custody, and higher volumes and interest rates. Average liability balances grew 26% to $178 billion in the second quarter primarily due to increases in EMEA, Asia and Japan, reflecting positive flow from new and existing customers.

        Cash Management revenue increased, reflecting growth across all regions except Mexico. This was attributable to higher liability balances, increased volumes and new sales, as well as higher interest rates.

        Securities & Funds Services revenue increased, reflecting growth across all regions except Mexico and Japan. The increase was driven by higher assets under custody, increased volumes, higher interest rates, and the impact of acquisitions. Assets under custody reached $9.3 trillion, an increase of $1.3 trillion, or 16%, on strong momentum from new sales, equity markets, and the inclusion of ABN Amro and UNISEN assets under custody.

        Trade Services and Finance revenue increased, reflecting growth in EMEA and the U.S. This was partially offset by a decline in Latin America and Mexico.

        The change in the provision for credit losses of $10 million was attributable to a reserve build of $17 million in 2006.

        Operating expenses increased due to organic business growth, acquisitions, and investment spending.

        Cash-basis loans, which are primarily trade finance receivables, were $38 million and $103 million at June 30, 2006 and 2005, respectively. The decrease of $65 million was primarily due to declines in Mexico and the United Arab Emirates.

Regional Net Income

        Net income in the U.S. increased primarily due to revenue growth, partially offset by higher expenses from acquisitions and continued investment spending.

        Mexico net income increased primarily due to tax efficiencies, partially offset by the impact of interest rates on revenues.

        Latin America net income increased primarily due to growth in liability balances, increased revenues from new sales, and rising interest rates.

        EMEA net income increased primarily due to increases in liability balances and assets under custody, higher interest rates, increased revenue from new sales, and strong volumes, which drove growth in Cash Management, SFS, and Trade.

        Asia net income increased primarily due to increased revenue from new sales, higher customer volumes, growth in liability balances and assets under custody, and rising interest rates.

        Japan net income decreased primarily due to higher tax expenses offset by increases in liability balances and assets under custody, rising interest rates, and increased revenue from new sales.

2Q06 YTD vs. 2Q05 YTD

        Revenues, net of interest expense, increased, reflecting continued growth in customer liabilities and assets under custody. In addition, higher interest rates and increased volumes in Cash Management and SFS also contributed to the growth.

        Cash Management's revenue reflected growth across all regions except Mexico. The growth was a result of higher liability balances, volumes and new sales. Higher interest rates also contributed to the revenue increase.

        Securities & Funds Services experienced growth in revenues across all regions except Mexico. This was attributable to higher assets under custody and volumes, interest rates, and the impact of acquisitions. Assets under custody reached $9.3 trillion, an increase of $1.3 trillion, or 16%, on strong momentum from record sales, equity markets, and the inclusion of ABN Amro and UNISEN assets under custody.

        Trade Services and Finance revenues increased, principally driven by growth in EMEA and the U.S. This was partially offset by the Mexico and Latin America regions.

        The change in the provision for credit losses of $28 million was primarily attributable to a reserve build of $22 million in 2006 compared to a net reserve release in 2005.

        Operating expenses increased due to organic business growth, acquisitions, and investment spending.

Regional Net Income

        Net income in the U.S. decreased, primarily due to investment spending.

        Mexico net income decreased primarily due to higher expenses and decreasing interest rates.

        Latin America net income increased primarily due to growth in liability balances, increased revenues from new sales, rising interest rates, and the resolution of the Federal Tax Audit.

        EMEA net income increased primarily due to increases in liability balances and assets under custody, increased revenue from new sales, and strong volumes, which drove growth in Cash Management, SFS, and Trade. The resolution of the Federal Tax Audit also contributed positively to the region's results.

        Asia net income increased primarily due to increased revenue from new sales, higher customer volumes, and growth in liability balances and assets under custody, rising interest rates, and the resolution of the Federal Tax Audit.

        Japan net income increased primarily due to increases in liability balances and assets under custody, rising interest rates, and increased revenue from new sales.

Other CIB

        Other CIB includes offsets to certain line items reported in other CIB segments, certain non-recurring items and tax amounts not allocated to CIB products.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2006	2005	2006	2005
Revenues, net of interest expense	$(3)	$—	$(2)	$1
Operating expenses	15	3	20	9
Provision for credit losses	—	—	—	3

Loss before income taxes (benefits)	$(18)	$(3)	$(22)	$(11)
Income taxes (benefits)	11	(44)	19	(47)

Net income (loss)	$(29)	$41	$(41)	$36

2Q06 vs. 2Q05

        The net loss in the 2006 periods, compared to the net income in the 2005 periods, is primarily due to higher taxes.

GLOBAL WEALTH MANAGEMENT

        Global Wealth Management is composed of the Smith Barney Private Client businesses (branded Citigroup Wealth Advisors outside the U.S.), Citigroup Private Bank, and Citigroup Investment Research.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In millions of dollars	2006	2005	2Q06 vs. 2Q05	2006	2005	YTD06 vs. YTD05
Revenues, net of interest expense by region:
U.S.	$2,149	$1,852	16%	$4,303	$3,724	16%
Mexico	33	31	6	64	62	3
Latin America	46	50	(8)	89	108	(18)
EMEA	83	71	17	158	142	11
Japan	—	(15)	100	—	7	(100)
Asia	181	111	63	361	230	57

Revenues, net of interest expense	$2,492	$2,100	19	$4,975	$4,273	16%
Operating expenses	1,961	1,586	24	4,016	3,276	23
Provision for loan losses	8	—	—	13	(16)	NM

Income before taxes	$523	$514	2%	$946	$1,013	(7)%
Income taxes	176	192	(8)	312	372	(16)

Net income	$347	$322	8%	$634	$641	(1)%

Net income (loss) by region:
U.S.	$290	$315	(8)%	$518	$588	(12)%
Mexico	10	10	—	18	23	(22)
Latin America	2	8	(75)	5	15	(67)
EMEA	5	3	67	8	2	NM
Japan	—	(45)	100	—	(53)	100
Asia	40	31	29	85	66	29

Net income	$347	$322	8%	$634	$641	(1)%

Average risk capital(1)	$2,366	$2,092	13%	$2,452	$2,043	20%
Return on risk capital(1)	59%	62%		52%	63%
Return on invested capital(1)	36%	51%		32%	52%

(1)
See footnote 4 to the table on page 4.

NM    Not meaningful

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

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In millions of dollars	2006	2005	2Q06 vs. 2Q05	2006	2005	YTD06 vs. YTD05
Revenues, net of interest expense	$1,990	$1,647	21%	$3,977	$3,316	20%
Operating expenses	1,624	1,252	30	3,344	2,603	28
Provision for loan losses	(1)	4	NM	—	4	(100)

Income before taxes	$367	$391	(6)%	$633	$709	(11)%
Income taxes	129	152	(15)	227	273	(17)

Net income	$238	$239	—	$406	$436	(7)%

Average risk capital(1)	$1,422	$927	53%	$1,440	$902	60%
Return on risk capital(1)	67%	103%		57%	97%
Return on invested capital(1)	34%	73%		29%	68%

Key indicators: (in billions of dollars)
Total assets under fee-based management	$313	$245	28%
Total Smith Barney client assets	$1,142	$987	16
Financial advisors (#)	13,177	12,150	8
Annualized revenue per financial advisor (in thousands of dollars)	$600	$538	12

(1)
The increase in average risk capital from the 2005 second quarter was primarily attributed to methodology changes implemented during the 2006 first quarter. See footnote 4 to the table on page 4.

NM    Not meaningful

2Q06 vs. 2Q05

        Revenues, net of interest expense, increased $343 million primarily due to a 29% increase in fee-based revenues and a 9% increase in transactional revenues, reflecting increased customer volumes and the acquisition of the Legg Mason retail brokerage business.

        Operating expenses    increased $372 million, or 30%, mainly due to higher compensation expense, including $50 million of SFAS 123(R) accruals, integration costs of the Legg Mason retail brokerage business, and higher legal costs.

        Total assets under fee-based management were $313 billion as of June 30, 2006, up $68 billion, or 28%, from the prior-year period. Total client assets, including assets under fee-based management of $1,142 billion, increased $155 billion, or 16%, compared to the prior-year quarter. This reflected organic growth and the addition of Legg Mason client assets. Net flows were ($5) billion compared to $5 billion in the prior-year quarter due to attrition and market action. Smith Barney had 13,177 financial advisors as of June 30, 2006, compared with 12,150 as of June 30, 2005. Annualized revenue per financial advisor of $600,000 increased 12% from the prior-year quarter.

2Q06 YTD vs. 2Q05 YTD

        Revenues, net of interest expense, increased $661 million primarily due to a 31% increase in fee-based revenues and a 6% increase in transactional revenues, reflecting increased customer volumes and the acquisition of the Legg Mason retail brokerage business.

        Operating expenses    increased $741 million, or 28%, mainly due to higher compensation expense, including $227 million of SFAS 123(R) charges, integration costs of the Legg Mason retail brokerage business, and higher legal costs.

        Net flows were ($2) billion compared to $18 billion in the prior-year first half due to attrition and market action.

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

						% Change
	Three Months Ended June 30,		% Change	Six Months Ended June 30,
In millions of dollars			2Q06 vs. 2Q05			YTD06 vs. YTD05
	2006	2005		2006	2005
Revenues, net of interest expense, by region:
U.S.	$210	$205	2%	$420	$408	3%
Mexico	33	31	6	65	62	5
Latin America	46	50	(8)	89	108	(18)
EMEA	74	71	4	144	142	1
Japan	—	(15)	100	—	7	(100)
Asia	139	111	25	280	230	22

Revenues, net of interest expense	$502	$453	11%	$998	$957	4%
Operating expenses	337	334	1	672	673	—
Provision for loan losses	9	(4)	NM	13	(20)	NM

Income before taxes	$156	$123	27%	$313	$304	3%
Income taxes	47	40	18	85	99	(14)

Net income	$109	$83	31%	$228	$205	11%

Net income (loss) by region:
U.S.	$60	$76	(21)%	$126	$152	(17)%
Mexico	10	10	—	18	23	(22)
Latin America	2	8	(75)	5	15	(67)
EMEA	3	3	—	5	2	NM
Japan	—	(45)	100	—	(53)	100
Asia	34	31	10	74	66	12

Net income (loss)	$109	$83	31%	$228	$205	11%

Average risk capital(1)	$944	$1,165	(19)%	$1,013	$1,141	(11)%
Return on risk capital(1)	46%	29%		45%	36%
Return on invested capital(1)	42%	26%		42%	34%

Key indicators: (in billions of dollars)
Client assets under fee-based management	$50	$49	2%
Other client activity	172	168	2

Total client business volumes	$222	$217	2%

(1)
See footnote 4 to the table on page 4.

NM    Not meaningful

2Q06 vs. 2Q05

        Revenues, net of interest expense, increased due to strong growth in Asia and the absence of prior-year losses related to the closing of the Japan Private Bank.

        U.S. revenue increased, primarily driven by an increase in banking spreads and lending volumes, which was partially offset by lending spread compression.

        Mexico revenue increased, mainly due to an increase in banking and investment revenue, partially offset by lower lending revenue.

        Latin America revenue decreased, primarily driven by lower spreads in discretionary and lending portfolios and lower lending volumes.

        EMEA revenue increased, driven by higher capital markets revenue, partially offset by the transfer of the CWA business to Smith Barney.

        Asia revenue increased, reflecting strong capital markets activity.

        Operating expenses increased 1% due to the expansion in on-shore markets and SFAS 123(R) charges of $3 million, partially offset by the absence of Japan expenses in the 2006 second quarter.

        Provision for loan losses was $9 million in the 2006 second quarter compared to a $4 million release in the 2005 second quarter. The provision in the 2006 second quarter is primarily due to costs associated with an update to historical data used for loan loss estimates. The 2005 second quarter reflects net recoveries in the U.S.

        Client business volumes increased $5 billion, or 2%, as a decline of $10 billion in Japan was offset by growth of $15 billion, or 7%, in other regions. Growth was led by an increase of $4 billion in banking and fiduciary assets, which were higher in EMEA and Asia, offsetting the decline in Japan. Managed assets increased $1 billion, mainly driven by positive net flows in Latin America and Asia, offsetting the decline in Japan. Custody assets remained flat as growth in U.S., Asia and EMEA was offset by the decline in Japan.

2Q06 YTD vs. 2Q05 YTD

        Revenues, net of interest expense, increased due to strong growth in Asia, partially offset by the absence of prior-year revenue from Japan.

        U.S. revenue increased, primarily driven by an increase in banking spreads and lending volumes, which was partially offset by lending spread compression.

        Mexico revenue increased, mainly due to an increase in banking and investment revenue, partially offset by lower lending and capital markets revenue.

        Latin America revenue decreased, primarily driven by lower capital markets revenue, lower spreads in discretionary and lending portfolios and lower lending volumes.

        EMEA revenue increased, driven by higher capital markets revenue, partially offset by transfer of the Citigroup Wealth Advisors (CWA) business to Smith Barney.

        Asia revenue increased, reflecting strong capital markets activity.

        Operating expenses remained flat, as the absence of Japan expenses was offset by SFAS 123(R) charges in the first half of 2006. The first six months ending June 30 include SFAS 123(R) charges of $22 million.

        Provision for loan losses was $13 million in the first six months of 2006 compared to a $20 million release in the first six months of 2005. The provision in 2006 is primarily due to reserve builds and costs associated with an update to historical data used for loan loss estimates of $17 million, partially offset by a $4 million recovery in Asia. 2005 includes $10 million in net credit reserve releases and recoveries of $10 million in Asia, EMEA and the U.S.

        Client business volumes increased $5 billion, or 2%, as a decline of $10 billion in Japan was offset by growth of $15 billion, or 7%, in other regions. Growth was led by an increase of $4 billion in banking and fiduciary assets, which were higher in EMEA and Asia, offsetting the decline in Japan. Managed assets increased $1 billion, mainly driven by positive net flows in Latin America and Asia, offsetting the decline in Japan.

ALTERNATIVE INVESTMENTS

*    Excludes Other revenues of $(37) million.

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

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In millions of dollars	2006	2005	2Q06 vs. 2Q05	2006	2005	YTD06 vs. YTD05
Net realized and net change in unrealized gains	$475	$943	(50)%	$1,038	$1,649	(37)%
Fees, dividends and interest	49	86	(43)	98	167	(41)
Other	(37)	—	—	(65)	17	NM

Total proprietary investment activities revenues	$487	$1,029	(53)%	$1,071	$1,833	(42)%
Client revenues(1)	97	83	17	188	145	30

Total revenues, net of interest expense	$584	$1,112	(47)%	$1,259	$1,978	(36)%
Operating expenses	199	159	25	380	264	44
Provision for loan losses	(13)	—	—	(13)	—	—

Income before taxes and minority interest	$398	$953	(58)%	$892	$1,714	(48)%

Income taxes	$138	$334	(59)%	$249	$601	(59)%
Minority interest, net of taxes	3	234	(99)	33	366	(91)

Net income	$257	$385	(33)%	$610	$747	(18)%

Average risk capital(2)	$4,043	$4,315	(6)%	$4,295	$4,202	2%
Return on risk capital(2)	26%	36%		29%	36%
Return on invested capital(2)	22%	34%		25%	34%

Key indicators: (in billions of dollars)
Capital under management:
Client	$30.6	$21.7	41%
Proprietary	11.3	9.6	18

Total	$41.9	$31.3	34%

(1)
Includes fee income.

(2)
See footnote 4 to the table on page 4.

NM Not meaningful

2Q06 vs. 2Q05

        Total proprietary revenues, net of interest expense, for the second quarter of 2006 of $487 million, were composed of revenues from private equity of $516 million, other investment activity of $14 million and hedge fund losses of ($43) million. Private equity revenue declined $466 million from the 2005 second quarter, primarily driven by the absence of prior-year realized gains from the sale of portfolio assets. Other investment activities revenue decreased $80 million from the 2005 second quarter, largely due to the absence of realized gains from sales of St. Paul (STA) shares in the prior-year. Hedge fund losses improved by $4 million, largely due to a lower net change in unrealized losses from improved investment performance. Client revenues increased $14 million, reflecting increased management fees from a 41% growth in client capital under management.

        Operating expenses in the second quarter of 2006 of $199 million increased $40 million from the second quarter of 2005, primarily due to increased performance-driven compensation in private equity portfolios, investment spending in the hedge funds and real estate platforms, and higher legal expenses.

        Minority interest, net of tax, in the second quarter of 2006 of $3 million declined $231 million from the second quarter of 2005, primarily due to lower private equity gains related to underlying investments held by consolidated majority-owned legal entities. The impact of minority interest is reflected in fees, dividends, and interest, and net realized and net change in unrealized gains consistent with proceeds received by minority interests.

        Proprietary capital under management of $11.3 billion increased $1.7 billion from the second quarter 2005, primarily driven by the MetLife and remaining Legg Mason shares acquired during 2005, as well as the funding of proprietary investments in hedge funds and real estate. These increases were partially offset by the sale of all of Citigroup's holdings of St. Paul shares.

        Client capital under management of $30.6 billion in the 2006 second quarter increased $8.9 billion from the 2005 second quarter, due to inflows from institutional and high-net-worth clients and the inclusion of $1.2 billion in assets for the former Travelers Life & Annuities business, following the July 1, 2005 sale to MetLife.

        Investments held by investment company subsidiaries (including CVC Brazil) are carried at fair value with the net change in unrealized gains and losses recorded in income. The Company's investment in CVC Brazil is subject to a variety of unresolved matters, including pending litigation involving some of its portfolio companies, which could affect future valuations of these companies.*

        The sale of Citigroup's Life Insurance and Annuities business to MetLife, Inc. on July 1, 2005, included $1.0 billion, or 22.4 million shares, in MetLife equity securities in the sale proceeds. On July 3, 2006, the company completed the sale of all 22.4 million shares related to a forward sale agreement previously executed. The Company will record a gain of approximately $133 million pretax in the third quarter of 2006. The investment in Legg Mason resulted from the sale of Citigroup's Asset Management business to Legg Mason, Inc. on December 1, 2005, which included a combination of Legg Mason common and convertible preferred equity securities valued at $2.298 billion in the sale proceeds. Total equivalent number of common shares was 18.7 million, of which 10.3 million were sold in March 2006. The MetLife and Legg Mason equity securities are classified on Citigroup's Consolidated Balance Sheet as Investments (available-for-sale).

2Q06 YTD vs. 2Q05 YTD

        Total proprietary revenues, net of interest expense, for the six months of 2006 of $1,071 million, were composed of revenues from private equity of $729 million, other investment activity of $278 million and hedge funds of $64 million. Private equity revenue declined $1,005 million from the first six months of 2005, primarily driven by the absence of prior-year realized gains from the sale of portfolio assets. Other investment activities revenue increased $162 million from the first six months 2005, largely due to realized gains from the liquidation of Citigroup's investment in St. Paul shares. Hedge fund revenue increased $81 million, largely due to a higher net change in unrealized gains on a substantially increased asset base, along with improved investment performance. Client revenues increased $43 million, reflecting increased management and performance fees from a 35% growth in average client capital under management.

        Operating expenses in the first six months of 2006 of $380 million increased $116 million from the first six months of 2005, primarily due to increased performance-driven compensation, investment spending in the hedge fund and real estate platforms, higher legal expenses, and the impact of SFAS 123(R).

        Minority interest, net of tax, in the first six months of 2006 of $33 million declined $333 million from the first six months of 2005, primarily due to absence of prior-year private equity gains related to underlying investments held by consolidated majority-owned legal entities. The impact of minority interest is reflected in fees, dividends, and interest, and net realized gains/(losses) consistent with proceeds received by minority interests.

        Net Income reflects higher tax benefits including $58 million resulting from the resolution of the Federal Tax Audit in the first quarter of 2006.

*
This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 81.

MetLife and Legg Mason Equity Securities

Company	Type of Ownership	Shares owned on June 30, 2006	Sale Restriction	Market Value as of June 30, 2006 ($ millions)	Pretax Unrealized Gains/(Losses) as of June 30, 2006 ($ million)
MetLife, Inc.(1)	Common stock representing approximately 3.0% ownership	22.4 million	May be sold in private offerings until July 1, 2006. Thereafter, may be sold publicly	$1,149	$149

Legg Mason, Inc.	Non-voting convertible preferred stock representing approximately 6.2% ownership	8.4 shares (convertible into 8.4 million shares of common stock upon sale to non- affiliate)	2.2 million shares may be sold publicly at any time and the remaining 6.2 million shares may be sold after December 1, 2006	$835	$(195)

Total				$1,984	$(46)

(1)
The pretax unrealized gain excludes the effects from the Company's hedging activities related to these shares. All shares were sold and the hedging contracts closed on July 3, 2006.

CORPORATE/OTHER

        Corporate/Other includes treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications reported in the business segments (inter-segment eliminations), the results of discontinued operations and unallocated taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2006	2005	2006	2005
Revenues, net of interest expense	$(283)	$(206)	$(492)	$(204)
Operating expenses	72	106	80	201
Provisions for benefits, claims and credit losses	—	(1)	—	(1)

Income (loss) from continuing operations before taxes and minority interest	$(355)	$(311)	$(572)	$(404)
Income tax benefits	$(113)	$(62)	$(244)	$(74)
Minority interest, net of taxes	—	(4)	1	3

Income (loss) from continuing operations	$(242)	$(245)	$(329)	$(333)
Income from discontinued operations	3	342	$87	$668

Net income (loss)	$(239)	$97	$(242)	$335

2Q06 vs. 2Q05

        Revenues, net of interest expense, decreased, primarily due to lower intersegment eliminations, partially offset by higher treasury results. Lower funding balances, partially offset by higher interest rates and an extension of the debt maturity profile, drove an increase in treasury results.

        Operating expenses declined, primarily due to lower intersegment eliminations, partially offset by increased staffing and technology costs.

        Income tax benefits increased due to the higher pretax loss in the current year.

2Q06 YTD vs. 2Q05 YTD

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

Discontinued Operations

        Discontinued operations represent the operations in the Company's Sale of the Asset Management Business to Legg Mason, Inc., and the Sale of the Life Insurance and Annuities Business. For 2006, income from discontinued operations included a gain from the Sale of the Asset Management Business in Poland, as well as a tax reserve release of $59 million relating to the resolution of the Federal Tax Audit. See Note 3 to the Consolidated Financial Statements on page 89.

MANAGING GLOBAL RISK

        Citigroup's risk management framework balances strong corporate oversight with well-defined independent risk management functions within each business. The Citigroup risk management framework is described in Citigroup's 2005 Annual Report on Form 10-K.

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

  •
  "Economic losses" are the income statement and balance sheet impact of losses.

  •
  "Unexpected losses" are the difference between potential extremely severe losses and Citigroup's expected (average) loss over a one-year time period.

  •
  "Extremely severe" is defined as potential loss at a 99.97% confidence level, based on the distribution of observed events and scenario analysis.

        Risk capital quantifies risk levels and the tradeoff of risk and return. Risk Capital is used in the calculation of return on risk capital (RORC) and return on invested capital (ROIC).

        RORC, calculated as annualized income from continuing operations divided by average risk capital, compares business income with the capital required to absorb the risks. It is used to assess businesses' operating performance and to determine incremental allocation of capital for organic growth.

        ROIC is calculated using income adjusted to exclude a net internal funding cost Citigroup levies on the goodwill and intangible assets of each business. This adjusted annualized income is divided by the sum of each business' average risk capital, goodwill and intangible assets. ROIC thus compares business income with the total invested capital—risk capital, goodwill and intangible assets—used to generate that income. ROIC is used to assess returns on potential acquisitions and divestitures, and to compare long-term performance of businesses with differing proportions of organic and acquired growth.

        The drivers of "economic losses" are risks, which can be broadly categorized as credit risk (including cross-border risk), market risk, operational risk, and insurance risk:

  •
  Credit risk losses primarily result from a borrower's or counterparty's inability to meet its obligations. Market risk losses arise from fluctuations in the market value of trading and non-trading positions, often driven by changes in interest rates.

  •
  Operational risk losses result from inadequate internal processes, people, systems or from external events.

  •
  Insurance risks arise from unexpectedly high payouts on insurance liabilities.

        These risks are measured and aggregated within businesses and across Citigroup to facilitate the understanding of the Company's exposure to extreme downside events and any changes in its level or its composition.

        At June 30, 2006, December 31, 2005, and June 30, 2005, risk capital for Citigroup was composed of the following risk types:

In billions of dollars	June 30, 2006	December 31, 2005	June 30, 2005
Credit risk	$35.7	$36.1	$36.0
Market risk	17.6	13.5	15.0
Operational risk	8.1	8.1	7.8
Insurance risk	0.2	0.2	0.2
Intersector diversification(1)	(5.9)	(4.7)	(4.9)

Total Citigroup	$55.7	$53.2	$54.1

Return on risk capital (second quarter)	38%		36%
Return on invested capital (second quarter)	19%		18%

Return on risk capital (six months)	39%		38%
Return on invested capital (six months)	20%		19%

(1)
Reduction in risk represents diversification between risk sectors.

        The increase in Citigroup's risk capital versus December 31, 2005 was primarily related to the year-end methodology update for market risk for non-trading positions, offset by decreases in certain of the Company's proprietary investment positions.

        Average risk capital, return on risk capital and return on invested capital are provided for each segment and product and are disclosed on pages 16 - 46.

        The increase in Citigroup's risk capital versus June 30, 2005 was primarily related to the year-end methodology update for market risk for non-trading positions, offset by decreases in certain of the Company's proprietary investment positions.

        Average risk capital increased $2.7 billion from the 2005 second quarter to $55.9 billion. Average risk capital of $14.8 billion in U.S. Consumer increased $793 million, or 6%, driven mostly by growth in the credit portfolio, and by updates to risk capital methodologies in market risk for non-trading positions and credit risk. Average risk capital of $21.8 billion in CIB increased $658 million, or 3%, primarily driven by portfolio growth in both Capital Markets and Transaction Services. Average risk capital of $2.4 billion in Global Wealth Management increased $274 million, or 13%, primarily driven by the new operational risk methodology.

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

*    Report in Other Liabilities on the Consolidated Balance Sheet.

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars	2nd Qtr. 2006	1st Qtr. 2006	4th Qtr. 2005	3rd Qtr. 2005	2nd Qtr. 2005
Allowance for loan losses at beginning of period	$9,505	$9,782	$10,015	$10,418	$10,894

Provision for loan losses
Consumer	$1,426	$1,446	$1,936	$2,584	$1,835
Corporate	10	(50)	(65)	(59)	(115)

	$1,436	$1,396	$1,871	$2,525	$1,720

Gross credit losses
Consumer
In U.S. offices	$1,090	$1,105	$1,531	$1,380	$1,472
In offices outside the U.S.	1,145	1,037	955	2,000	869
Corporate
In U.S. offices	44	15	68	$4	$32
In offices outside the U.S.	75	26	60	60	79

	$2,354	$2,183	$2,614	$3,444	$2,452

Credit recoveries
Consumer
In U.S. offices	$183	$190	$224	$242	$333
In offices outside the U.S.	298	319	227	212	211
Corporate
In U.S. offices	12	2	94	39	7
In offices outside the U.S.	65	72	146	148	123

	$558	$583	$691	$641	$674

Net credit losses
In U.S. offices	$939	$928	$1,281	$1,103	$1,164
In offices outside the U.S.	857	672	642	1,700	614

Total	$1,796	$1,600	$1,923	$2,803	$1,778

Other—net(1)(2)(3)(4)(5)	$(1)	$(73)	$(181)	$(125)	$(418)

Allowance for loan losses at end of period	$9,144	$9,505	$9,782	$10,015	$10,418

Allowance for unfunded lending commitments(6)	$1,050	$900	$850	$800	$700

Total allowance for loans and unfunded lending commitments	$10,194	$10,405	$10,632	$10,815	$11,118

Net consumer credit losses	$1,754	$1,633	$2,035	$2,926	$1,797
As a percentage of average consumer loans	1.48%	1.46%	1.82%	2.68%	1.68%

Net corporate credit losses/(recoveries)	$42	$(33)	$(112)	$(123)	$(19)
As a percentage of average corporate loans	—	NM	NM	NM	NM

(1)
The 2006 second quarter includes reductions to the loan loss reserve of $125 million related to securitizations, offset by $84 million of additions related to the Credicard acquisition.

(2)
The 2006 first quarter includes reductions to the loan loss reserve of $90 million related to securitizations.

(3)
The 2005 fourth quarter includes reductions to the loan loss reserve of $186 million related to securitizations.

(4)
The 2005 third quarter includes reductions to the loan loss reserve of $137 million related to securitizations, offset by the $23 million of loan loss reserves related to the purchased distressed loans reclassified from Other Assets.

(5)
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

NM    Not meaningful

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

In millions of dollars	June 30, 2006	March. 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Corporate cash-basis loans(1)
Collateral dependent (at lower of cost or collateral value)(2)	$—	$—	$6	$6	$8
Other	799	821	998	1,204	1,588

Total	$799	$821	$1,004	$1,210	$1,596

Corporate cash-basis loans(1)
In U.S. offices	$24	$65	$81	$74	$181
In offices outside the U.S.	775	756	923	1,136	1,415

Total	$799	$821	$1,004	$1,210	$1,596

Renegotiated loans (includes Corporate and Commercial Business Loans)	$23	$30	$32	$29	$31

Consumer loans on which accrual of interest had been suspended
In U.S. offices	$1,985	$2,088	$2,307	$2,224	$1,908
In offices outside the U.S.	1,872	1,664	1,713	1,597	2,791

Total	$3,857	$3,752	$4,020	$3,821	$4,699

Accruing loans 90 or more days delinquent (3)
In U.S. offices	$2,403	$2,531	$2,886	$2,823	$2,789
In offices outside the U.S.	431	410	391	457	407

Total	$2,834	$2,941	$3,277	$3,280	$3,196

(1)
Excludes purchased distressed loans accounted for in accordance with Statement of Position 03-3, "Accounting for Certain Loans on Debt Securities Acquired in a Transfer" (SOP 03-3). This pronouncement was adopted in the 2005 third quarter. Prior to adoption, these loans were classified with other assets. The carrying value of these loans was $1,171 million at June 30, 2006, $1,217 million at March 31, 2006, $1,120 million at December 31, 2005, $1,064 million at September 30, 2005, and $1,148 million at June 30, 2005.

(2)
A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(3)
Substantially composed of consumer loans of which $1,437 million, $1,465 million, $1,591 million, $1,690 million, and $1,744 million are government-guaranteed student loans and Federal Housing Authority mortgages at June 30, 2006, March 31, 2006, December 31, 2005, September 30, 2005, and June 30, 2005, respectively.

Other Real Estate Owned and Other Repossessed Assets

In millions of dollars	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Other real estate owned(1)
Consumer	$324	$322	$279	$283	$248
Corporate	171	144	150	153	133

Total other real estate owned	$495	$466	$429	$436	$381

Other repossessed assets	$53	$52	$62	$57	$49

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

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet consumer loan portfolios. The managed loan portfolio includes held-for-sale and securitized credit card receivables.    Only U.S. Cards from a product view and U.S. from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes managed credit statistics provide a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. For example, the U.S. Cards business considers both on-balance sheet and securitized balances (together, its managed portfolio) when determining capital allocation and general management decisions and compensation. Furthermore, investors use information about the credit quality of the entire managed portfolio, as the results of both the on-balance sheet and securitized portfolios impact the overall performance of the U.S. Cards business. For a further discussion of managed-basis reporting, see Note 14 to the Consolidated Financial Statements on page 104.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

	Total Loans				Average Loans
In millions of dollars, except total and average loan amounts in billions Product View:		90 Days or More Past Due(1)				Net Credit Losses(1)
	June 30, 2006	June 30, 2006	March 31, 2006	June 30, 2005	2nd Qtr. 2006	2nd Qtr. 2006	1st Qtr. 2006	2nd Qtr. 2005
U.S.:
U.S. Cards	$43.4	$814	$958	$1,021	$43.6	$447	$446	$640
Ratio		1.87%	2.39%	2.23%		4.11%	4.27%	5.47%
U.S. Retail Distribution	44.1	717	740	723	43.6	288	279	346
Ratio		1.62%	1.73%	1.79%		2.65%	2.66%	3.50%
U.S. Consumer Lending	198.7	2,356	2,411	2,539	197.3	160	176	146
Ratio		1.19%	1.25%	1.55%		0.33%	0.38%	0.36%
U.S. Commercial Business	35.5	116	151	148	34.7	12	14	12
Ratio		0.33%	0.44%	0.47%		0.14%	0.17%	0.15%
International:
International Cards	26.8	643	535	382	26.1	333	218	157
Ratio		2.40%	2.22%	1.70%		5.12%	3.64%	2.84%
International Consumer Finance	24.0	519	437	477	23.8	323	319	321
Ratio		2.16%	1.93%	2.17%		5.44%	5.78%	5.75%
International Retail Banking	62.9	680	736	1,901	62.6	191	184	181
Ratio		1.08%	1.21%	3.09%		1.22%	1.21%	1.17%
Private Bank(2)	40.5	6	12	113	40.0	—	(4)	(5)
Ratio		0.02%	0.03%	0.28%		0.00%	(0.04)%	(0.05)%
Other Consumer Loans	2.4	—	43	—	2.3	—	1	(1)

On-Balance Sheet Loans(3)	$478.3	$5,851	$6,023	$7,304	$474.0	$1,754	$1,633	$1,797
Ratio		1.22%	1.31%	1.70%		1.48%	1.46%	1.68%

Securitized receivables (all in U.S. Cards)	$97.3	$1,421	$1,403	$1,231	$94.5	$969	$871	$1,307
Credit card receivables held-for-sale	—	—	—	—	—	—	4	9

Managed Loans (4)	$575.6	$7,272	$7,426	$8,535	$568.5	$2,723	$2,508	$3,113
Ratio		1.26%	1.34%	1.65%		1.92%	1.85%	2.42%

Regional View:
U.S.	$350.3	$4,010	$4,312	$4,456	$347.1	$908	$916	$1,139
Ratio		1.14%	1.27%	1.45%		1.05%	1.11%	1.50%
Mexico	14.6	548	541	564	14.6	115	106	84
Ratio		3.76%	3.68%	4.27%		3.16%	2.87%	2.60%
EMEA	39.5	508	487	1,651	39.4	292	250	237
Ratio		1.29%	1.32%	4.38%		2.97%	2.77%	2.49%
Japan	11.9	194	170	273	12.1	251	223	261
Ratio		1.63%	1.48%	1.99%		8.33%	7.83%	7.24%
Asia	56.6	491	473	330	55.8	147	136	96
Ratio		0.87%	0.87%	0.61%		1.06%	1.01%	0.72%
Latin America	5.4	100	40	30	5.0	41	2	(20)
Ratio		1.85%	0.99%	0.86%		3.34%	0.21%	(2.34)%

On-Balance Sheet Loans (3)	$478.3	$5,851	$6,023	$7,304	$474.0	$1,754	$1,633	$1,797
Ratio		1.22%	1.31%	1.70%		1.48%	1.46%	1.68%

Securitized receivables (all in U.S. Cards)	$97.3	$1,421	$1,403	$1,231	$94.5	$969	$871	$1,307
Credit card receivables held-for-sale	—	—	—	—	—	—	4	9

Managed Loans (4)	$575.6	$7,272	$7,426	$8,535	$568.5	$2,723	$2,508	$3,113
Ratio		1.26%	1.34%	1.65%		1.92%	1.85%	2.42%

(1)
The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(2)
Private Bank results are reported as part of the Global Wealth Management segment.

(3)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $3 billion and $3 billion, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

(4)
This table presents credit information on a held basis and shows the impact of securitizations to reconcile to a managed basis. Only U.S. Cards from a product view, and U.S from a regional view, are impacted. Managed-basis reporting is a non-GAAP measure. Held-basis reporting is the related GAAP measure. See a discussion of managed-basis reporting on page 53.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	June 30, 2006	March 31, 2006	June 30, 2005	2nd Qtr. 2006	1st Qtr. 2006	2nd Qtr. 2005
On-balance sheet(1)	$478.3	$459.4	$429.1	$474.0	$454.8	$428.5
Securitized receivables (all in U.S. Cards)	97.3	95.9	89.6	94.5	94.7	87.7
Credit card receivables held-for-sale	—	—	—	—	0.3	0.6

Total managed	$575.6	$555.3	$518.7	$568.5	$549.8	$516.8

(1)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $3 billion and $3 billion for the second quarter of 2006, approximately $3 billion and $4 billion for the first quarter of 2006, and approximately $4 billion and $4 billion for the second quarter of 2005, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

(2)
This table presents loan information on a held basis and shows the impact of securitization to reconcile to a managed basis. Managed-basis reporting is a non-GAAP measure. Held-basis reporting is the related GAAP measure. See a discussion of managed-basis reporting on page 53.

        Citigroup's total allowance for loans, leases and unfunded lending commitments of $10.194 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the Consumer portfolio was $6.311 billion at June 30, 2006, $6.647 billion at March 31, 2006 and $7.714 billion at June 30, 2005. The decrease in the allowance for credit losses from June 30, 2005 of $1.403 billion included:

  •
  reserve releases, primarily related to the impact of the change in bankruptcy legislation on U.S. Cards and continued improved credit conditions in the U.S.

  •
  $663 million of utilizations as a result of standardizing the consumer loan write-off policies in certain EMEA countries in the 2005 third quarter; and

  •
  $538 million of reductions related to securitizations in the U.S. Cards business.

        Offsetting these reductions in the allowance for credit losses was the impact of reserve builds of $766 million, primarily related to the estimated credit losses incurred with Hurricane Katrina; increased reserves in Mexico; increased reserves in Asia, primarily related to industry-wide credit deterioration in the Taiwan cards market; and the impact of the change in bankruptcy legislation on U.S. Retail Distribution. The acquisition of the Credicard portfolio increased the allowance for credit losses by $84 million in Latin America.

        On-balance sheet consumer loans of $478.3 billion increased $49.2 billion, or 11%, from June 30, 2005, primarily driven by growth in mortgage and other real-estate-secured loans in the U.S. Consumer Lending, U.S. Commercial Business, and Private Bank businesses and growth in U.S. Retail Distribution, primarily within the CitiFinancial Branches business. Credit card receivables declined on higher payment rates by customers.

        Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies.

CORPORATE CREDIT PORTFOLIO

Credit Exposure Arising from Derivatives and Foreign Exchange

        Citigroup uses derivatives as both an end-user for asset/liability management and in its client businesses. In CIB, Citigroup enters into derivatives for trading purposes or to enable customers to transfer, modify or reduce their interest rate, foreign exchange and other market risks. In addition, Citigroup uses derivatives and other instruments, primarily interest rate and foreign exchange products, as an end-user to manage interest rate risk relating to specific groups of interest-sensitive assets and liabilities. Also, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions.

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

        The following tables summarize by derivative type the notionals, receivables and payables held for trading and asset/liability management hedge purposes as of June 30, 2006 and December 31, 2005. See Note 16 to the Consolidated Financial Statements on page 110 for a discussion regarding the accounting for derivatives.

CITIGROUP DERIVATIVES

Notionals(1)

	Trading Derivatives(2)		Asset/Liability Management Hedges(3)
In millions of dollars	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Interest rate contracts
Swaps	$15,423,687	$12,677,814	$475,147	$403,576
Futures and forwards	1,933,720	2,090,844	54,422	18,425
Written options	2,097,703	1,949,501	13,927	5,166
Purchased options	2,161,893	1,633,983	53,670	53,920
Foreign exchange contracts
Swaps	$638,690	$563,888	$47,482	$37,418
Futures and forwards	1,869,691	1,508,754	44,058	53,757
Written options	390,871	249,725	334	—
Purchased options	389,500	253,089	754	808
Equity contracts
Swaps	$78,765	$70,188	$—	$—
Futures and forwards	22,036	14,487	—	—
Written options	268,632	213,383	—	—
Purchased options	247,113	193,248	—	—
Commodity and other contracts
Swaps	$24,794	$20,486	$—	$—
Futures and forwards	13,152	10,876	—	—
Written options	10,835	9,761	—	—
Purchased options	11,370	12,240	—	—
Credit derivatives	$1,331,160	$1,030,745	$—	$—

Mark-to-Market (MTM) Receivables/Payables

	Derivatives Receivables—MTM		Derivatives Payable—MTM
In millions of dollars	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Trading Derivatives(2)
Interest rate contracts	$197,735	$192,761	$196,741	$188,182
Foreign exchange contracts	50,512	42,749	46,205	41,474
Equity contracts	23,687	18,633	38,606	32,313
Commodity and other contracts	7,284	7,332	6,948	6,986
Credit derivative	8,926	8,106	12,041	9,279

Total	$288,144	$269,581	$300,541	$278,234
Less: Netting agreements, cash collateral and market value adjustments	(238,215)	(222,167)	(233,779)	(216,906)

Net Receivables/Payables	$49,929	$47,414	$66,762	$61,328

Asset/Liability Management Hedges(3)
Interest rate contracts	$4,202	$3,775	$2,208	$1,615
Foreign exchange contracts	1,740	1,385	1,207	1,137

Total	$5,942	$5,160	$3,415	$2,752

(1)
Includes the notional amounts for long and short derivative positions.

(2)
Trading Derivatives include proprietary and market-making activities where the changes in market value are recorded to trading assets or trading liabilities.

(3)
Asset/Liability Management Hedges include only those end-user derivative instruments where the changes in market value are recorded to other assets or other liabilities.

GLOBAL CORPORATE PORTFOLIO

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

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	June 30, 2006	December 31, 2005	June 30, 2005
Corporate cash-basis loans
Capital Markets and Banking	$761	$923	$1,493
Transaction Services	38	81	103

Total corporate cash-basis loans(1)	$799	$1,004	$1,596

Net credit write-offs/losses (recoveries)
Capital Markets and Banking	$37	$(117)	$(16)
Transaction Services	18	5	1
CIB Other	—	—	(3)
Alternative Investments	(13)	—	(1)

Total net credit write-offs/ losses (recoveries)	$42	$(112)	$(19)

Corporate allowance for loan losses	$2,833	$2,860	$2,704
Corporate allowance for credit losses on unfunded lending commitments(2)	1,050	850	700

Total corporate allowance for loans and unfunded lending commitments	$3,883	$3,710	$3,404

As a percentage of total corporate loans(3)	1.81%	2.22%	2.18%

(1)
Excludes purchased distressed loans accounted for in accordance with SOP 03-3. This pronouncement was adopted in the 2005 third quarter. Prior to this adoption, these loans were classified in Other Assets. The carrying value of these loans was $1,171 million at June 30, 2006, $1,120 million at December 31, 2005 and $1,148 million at June 30, 2005. Prior to 2004, the balances were immaterial.

(2)
Represents additional reserves recorded in Other Liabilities on the Consolidated Balance Sheet.

(3)
Does not include the allowance for unfunded lending commitments.

        Corporate cash-basis loans on June 30, 2006 decreased $797 million compared to June 30, 2005; $732 million of the decrease was in Capital Markets and Banking and $65 million was in Transaction Services. Capital Markets and Banking decreased primarily due to higher charge-offs in Mexico, Russia and Brazil. The decrease in Transaction Services was primarily related to charge-offs in the United Arab Emirates and Mexico.

        Cash-basis loans decreased $205 million compared to December 31, 2005 due to decreases of $162 million in Capital Markets and Banking and $43 million in Transaction Services. Capital Markets and Banking primarily reflected increased charge-offs in Russia, Australia, Korea and India. Transaction Services decreased primarily due to charge-offs in Mexico.

        Total corporate Other Real Estate Owned (OREO) was $171 million, $150 million and $133 million at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. The $21 million decrease from December 31, 2005 reflects net foreclosures in the U.S. real estate portfolio.

        Total corporate loans outstanding at June 30, 2006 were $156 billion as compared to $129 billion and $124 billion at December 31, 2005 and June 30, 2005, respectively.

        Total corporate net credit losses of $42 million on June 30, 2006 increased $61 million compared to June 30, 2005, primarily attributable to a $32 million write-off in the Distressed Portfolio due to a reduction in the expected cash flows. Total corporate net credit losses increased $154 million compared to the 2005 fourth quarter, primarily due to the absence of recoveries in the second quarter of 2006.

        Citigroup's total allowance for credit losses for loans, leases and unfunded lending commitments of $10.194 billion is available to absorb probable credit losses inherent in the entire Company's portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the corporate portfolio was $3.883 billion at June 30, 2006, $3.404 billion at June 30, 2005, and $3.710 billion at December 31, 2005, respectively. The $479 million increase in the corporate allowance at June 30, 2006 from June 30, 2005 primarily reflects reserve builds related to unfunded lending commitments due to increases in expected losses during the year and the deterioration of the credit quality of the underlying portfolios. The $173 million increase in the corporate allowance at June 30, 2006 from December 31, 2005 primarily reflects an increase in the allowance for unfunded lending commitments based on portfolio growth and the deterioration of the underlying portfolio. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

MARKET RISK MANAGEMENT PROCESS

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" on page 71. Price risk is the earnings risk from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

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

Citigroup Interest Rate Exposure (Impact on Pretax Earnings)

        The amounts in the table below represent the approximate impact to Net Interest Revenue on our principal currency exposures over the next 12 months. This impact is based on current balances and pricing that would result from unanticipated instantaneous rate change of a 100bp and a gradual 100bp (25bp per quarter) change in interest rates.

	June 30, 2006		March 31, 2006		June 30, 2005
In millions of dollars
	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(344)	$436	$(435)	$585	$(413)	$325
Gradual change	$(247)	$212	$(266)	$271	NA	NA

Mexican peso
Instantaneous change	$44	$(44)	$91	$(92)	$74	$(74)
Gradual change	$32	$(32)	$63	$(63)	NA	NA

Euro
Instantaneous change	$(70)	$70	$(56)	$56	$(83)	$83
Gradual change	$(33)	$33	$(15)	$15	NA	NA

Japanese yen
Instantaneous change	$(21)	NM	$(5)	NM	$46	NM
Gradual change	$(10)	NM	$5	NM	NA	NA

Pound sterling
Instantaneous change	$(32)	$31	$(22)	$21	$20	$(21)
Gradual change	$(18)	$18	$5	$(5)	NA	NA

NM Not meaningful. A 100bp decrease in interest rates would imply negative rates for the Japanese yen yield curve.

NA Not applicable.

        The change in U.S. Dollar Interest Rate Exposure from March 31, 2006 reflects active Treasury positioning partially offset by the expansion and lengthening of various asset portfolios and change in customer mix.

Trading Portfolios

        Price risk in trading portfolios is monitored using a series of measures, including:

  •
  factor sensitivities;

  •
  value-at-risk; and

  •
  stress testing.

        Factor sensitivities are expressed as the change in the value of a position for a defined change in a market risk factor, an example of which is the change in the value of a Treasury bill for a one basis point change in interest rates. Citigroup's independent market risk management ensures that factor sensitivities are calculated, monitored and, in most cases, limited, for all relevant risks taken in a trading portfolio.

        Value-at-Risk (VAR) estimates the potential decline in the value of a position or a portfolio under normal market conditions. The VAR method incorporates the factor sensitivities of the trading portfolio with the volatilities and correlations of those factors and is expressed as the risk to the Company over a one-day holding period, at a 99% confidence level. Citigroup's VAR is based on the volatilities of and correlations between a multitude of market risk factors as well as factors that track the specific issuer risk in debt and equity securities.

        Stress testing is performed on trading portfolios on a regular basis to estimate the impact of extreme market movements. It is performed on both individual trading portfolios, as well as on aggregations of portfolios and businesses. Independent market risk management, in conjunction with the businesses, develops stress scenarios, reviews the output of periodic stress testing exercises, and uses the information to make judgments as to the ongoing appropriateness of exposure levels and limits.

        Each trading portfolio has its own market risk limit framework, encompassing these measures and other controls, including permitted product lists and a new product approval process for complex products.

        Total revenues of the trading business consist of:

  •
  Customer revenue, which includes spreads from customer flow and positions taken to facilitate customer orders;

  •
  Proprietary trading activities in both cash and derivative transactions; and

  •
  Net interest revenue.

        All trading positions are marked-to-market, with the result reflected in earnings.

        Citigroup periodically performs extensive back-testing of many hypothetical test portfolios as one check of the accuracy of its VAR. Back-testing is the process by which the daily VAR of a portfolio is compared to the actual daily change in the market value of its transactions. Back-testing is conducted to confirm that the daily market value losses in excess of 99% confidence level occur, on average, only 1% of the time. The VAR calculation for the hypothetical test portfolios, with different degrees of risk concentration, meets this statistical criteria.

        The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

        For Citigroup's major trading centers, the aggregate pretax VAR in the trading portfolios was $97 million, $106 million, and $113 million at June 30, 2006, March 31, 2006, and June 30, 2005, respectively. Daily exposures averaged $115 million during the 2006 second quarter and ranged from $97 million to $133 million.

        The following table summarizes VAR to Citigroup in the trading portfolios at June 30, 2006, March 31, 2006, and June 30, 2005, including the Total VAR, the specific risk-only component of VAR, and Total—General market factors only, along with the quarterly averages:

In million of dollars	June 30, 2006	Second Quarter 2006 Average	March 31, 2006	First Quarter 2006 Average	June 30, 2005	Second Quarter 2005 Average
Interest rate	$96	$103	$95	$86	$109	$129
Foreign exchange	27	29	29	23	16	12
Equity	41	51	43	48	37	33
Commodity	13	19	15	12	15	17
Covariance adjustment	(80)	(87)	(76)	(67)	(64)	(61)

Total—All market risk factors, including general and specific risk	$97	$115	$106	$102	$113	$130

Specific risk only component	$5	$10	$10	$11	$7	$6

Total—General market factors only	$92	$105	$96	$91	$106	$124

        The specific risk-only component represents the level of equity and debt issuer-specific risk embedded in VAR. Citigroup's specific risk model conforms to the 4x-multiplier treatment approved by the Federal Reserve and is subject to extensive annual hypothetical back-testing.

        The table below provides the range of VAR in each type of trading portfolio that was experienced during the quarters ended:

	June 30, 2006		March 31, 2006		June 30, 2005
In millions of dollars
	Low	High	Low	High	Low	High
Interest rate	$86	$125	$69	$107	$93	$155
Foreign exchange	21	40	16	34	9	19
Equity	41	68	42	58	28	41
Commodity	12	25	5	18	15	21

OPERATIONAL RISK MANAGEMENT PROCESS

        Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or external events. It includes the reputation and franchise risk associated with business practices or market conduct that the Company undertakes. Operational risk is inherent in Citigroup's global business activities and, as with other risk types, is managed through an overall framework with checks and balances that include:

  •
  Recognized ownership of the risk by the businesses;

  •
  Oversight by independent risk management; and

  •
  Independent review by Audit and Risk Review (ARR).

Framework

        Citigroup's approach to operational risk is defined in two key policies:

  •
  The Citigroup Operational Risk Policy and;

  •
  The Citigroup Risk and Control Self-Assessment (RCSA) Policy

        The Citigroup Operational Risk Policy codifies the core governing principles and provides a consistent framework for managing operational risks across the Company. Each major business segment must establish its own operational risk procedures, consistent with the corporate policy, and an approved governance structure. The policy requires each business to identify its key operational risks as well as the controls established to mitigate those risks and to ensure compliance with laws, regulations, regulatory administrative actions, and Citigroup policies. It also requires that all businesses collect and report their operational risk loss data.

        The Operational Risk Policy and its requirements facilitate the effective communication of operational risk both within and across businesses. Information about the businesses' operational risk, historical losses, and the control environment is reported by each major business segments and functional area, and summarized for Senior Management and the Citigroup Board of Directors.

        The Citigroup RCSA Policy establishes a formal governance structure to provide direction, oversight, and monitoring of Citigroup's RCSA programs. The RCSA Policy incorporates standards for risk and control assessment that are applicable to all businesses and staff functions. It also establishes RCSA as the process whereby risks inherent in a business' activities are identified and the effectiveness of the key controls over those risks are evaluated and monitored. RCSA processes facilitate Citigroup's adherence to regulatory requirements, including Sarbanes-Oxley, FDICIA, the International Convergence of Capital Measurement and Capital Standards (Basel II), and other corporate initiatives, including Operational Risk Management and alignment of capital assessments with risk management objectives. The entire process is subject to audit by Citigroup's ARR, and the results of RCSA are included in periodic management reporting, including reporting to Senior Management and the Audit and Risk Management Committee.

Measurement and Basel II

        To support advanced capital modeling and management, the businesses are required to capture relevant operational Risk Capital (RC) information. An enhanced version of the RC model for operational risk has been developed and is being implemented across the major business segments as a step toward readiness for Basel II capital calculations. The RC calculation is designed to qualify as an "Advanced Measurement Approach" (AMA) under Basel II. It uses a combination of internal and external loss data to support statistical modeling of capital requirement estimates, which are then adjusted to reflect qualitative data regarding the operational risk and control environment.

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

        During 2005, Citigroup began implementing a new business continuity program that improves risk analysis and provides robust support in case of business interruption. The Corporate Office of Business Continuity, with the support of senior management, continues to coordinate global preparedness and mitigate business continuity risks by reviewing and testing recovery procedures.

COUNTRY AND CROSS-BORDER RISK MANAGEMENT PROCESS

Country Risk

        Country risk is the risk that an event in a foreign country will impair the value of Citigroup assets or will adversely affect the ability of obligors within that country to honor their obligations to Citigroup. Country risk events may include sovereign defaults, banking or currency crises, social instability, and changes in governmental policies (for example, expropriation, nationalization, confiscation of assets and other changes in legislation relating to international ownership). Country risk includes local franchise risk, credit risk, market risk, operational risk, and cross-border risk. The Country risk management framework at Citigroup includes a number of tools and management processes designed to facilitate the ongoing analysis of individual countries and their risks. These include country risk rating models, scenario planning and stress testing, internal watch lists, and the Country Risk Committee process. The Citigroup Country Risk Committee is the senior forum to evaluate the Company's total business footprint within a specific country franchise with emphasis on responses to current potential country risk events. The Committee is chaired by the Head of Global Country Risk Management and includes as its members senior risk management officers, senior regional business heads, and senior product heads. The Committee regularly reviews all risk exposures within a country, makes recommendations as to actions, and follows up to ensure appropriate accountability.

Cross-Border Risk

        Cross-border risk is the risk that actions taken by a non-U.S. government may prevent the conversion of local currency into non-local currency and/or the transfer of funds outside of the country, thereby impacting the ability of the Company and its customers to transact business across borders. Examples of cross-border risk include actions taken by foreign governments such as exchange controls, debt moratoria, or restrictions on the remittance of funds. These actions might restrict the transfer of funds or the inability of the Company to obtain payment from customers on their contractual obligations.

        Management oversight of cross-border risk is performed through a formal review process that includes annual setting of cross-border limits and/or exposures, monitoring of economic conditions globally, and the establishment of internal cross-border risk management policies.

        Under Federal Financial Institutions Examination Council (FFIEC) regulatory guidelines, total reported cross-border outstandings include cross-border claims on third parties, as well as investments in and funding of local franchises. Cross-border claims on third parties (trade, short-term, and medium- and long-term claims) include cross-border loans, securities, deposits with banks, investments in affiliates, and other monetary assets, as well as net revaluation gains on foreign exchange and derivative products.

        Cross-border outstandings are reported based on the country of the obligor or guarantor. Outstandings backed by cash collateral are assigned to the country in which the collateral is held. For securities received as collateral, cross-border outstandings are reported in the domicile of the issuer of the securities. Cross-border resale agreements are presented based on the domicile of the counterparty in accordance with FFIEC guidelines.

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

	June 30, 2006								December 31, 2005
	Cross-Border Claims on Third Parties
In billions of dollars	Banks	Public	Private	Total	Trading and Short- Term Claims(1)	Investments in and Funding of Local Franchises	Total Cross- Border Out- standings	Commit- ments(2)	Total Cross- Border Out- standings	Commit- ments(2)
Germany	$18.8	$4.4	$7.2	$30.4	$27.8	$—	$30.4	$37.9	$14.8	$25.0
United Kingdom	7.4	0.1	20.1	27.6	23.3	—	27.6	158.0	20.8	103.8
Netherlands	4.3	3.2	12.0	19.5	17.1	—	19.5	12.0	15.8	9.2
South Korea	0.6	0.6	2.5	3.7	3.6	14.0	17.7	13.5	14.8	5.2
France	5.5	2.8	7.9	16.2	13.7	—	16.2	49.7	14.9	33.5
Canada	2.3	0.3	3.3	5.9	5.5	8.5	14.4	7.2	9.1	2.9
Spain	1.3	4.2	4.7	10.2	9.7	2.6	12.8	3.7	7.4	2.8
Italy	1.1	7.4	3.2	11.7	10.9	1.0	12.7	3.7	10.9	3.0

(1)
Included in total cross-border claims on third parties.

(2)
Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC. Effective March 31, 2006, the FFIEC revised the definition of commitments to include commitments to local residents that will be funded with local currency/local liabilities.

INTEREST REVENUE/EXPENSE AND YIELDS

In millions of dollars	2nd Qtr. 2006		1st Qtr. 2006		4th Qtr. 2005		2nd Qtr. 2005		% Change 2Q06 vs. 2Q05
Interest Revenue(1)	$23,552		$21,893		$20,699		$18,501		27%
Interest Expense	13,717		12,107		10,935		8,668		58

Net Interest Revenue(1)	$9,835		$9,786		$9,764		$9,833		—

Interest Revenue—Average Rate	6.52%		6.39%		6.19%		5.86%		66	bps
Interest Expense—Average Rate	4.20%		3.94%		3.66%		3.04%		116	bps
Net Interest Margin	2.72%		2.86%		2.92%		3.12%		(40	) bps

Interest Rate Benchmarks:
Federal Funds Rate—End of Period	5.25%		4.75%		4.25%		3.25%		200	bps

2 Year U.S. Treasury Note—Average Rate	4.99%		4.60%		4.36%		3.63%		136	bps
10 Year U.S. Treasury Note—Average Rate	5.07%		4.57%		4.48%		4.15%		92	bps

10 Year vs. 2 Year Spread	8	bps	(3	) bps	12	bps	52	bps

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

        In the 2006 second quarter, pressure on net interest margin continued, though driven by several factors. Interest expense increased due to both a rise in short-term interest rates and funding actions the Company has taken to lengthen its debt maturity profile.

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

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

							% Average Rate
	Average Volume			Interest Revenue
In millions of dollars							2nd Qtr. 2006	1st Qtr. 2006	2nd Qtr. 2005
	2nd Qtr. 2006	1st Qtr. 2006	2nd Qtr. 2005	2nd Qtr. 2006	1st Qtr. 2006	2nd Qtr. 2005
Assets
Deposits at interest with banks(5)	$38,951	$34,851	$33,686	$630	$585	$408	6.49%	6.81%	4.86%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$163,276	$159,327	$149,992	$2,450	$2,355	$1,593	6.02%	5.99%	4.26%
In offices outside the U.S.(5)	87,806	81,709	70,814	947	850	612	4.33	4.22	3.47

Total	$251,082	$241,036	$220,806	$3,397	$3,205	$2,205	5.43%	5.39%	4.01%

Trading account assets(7)(8)
In U.S. offices	$181,415	$176,782	$151,216	$2,036	$1,766	$1,288	4.50%	4.05%	3.42%
In offices outside the U.S.(5)	99,644	88,967	84,493	852	793	647	3.43	3.61	3.07

Total	$281,059	$265,749	$235,709	$2,888	$2,559	$1,935	4.12%	3.91%	3.29%

Investments(1)
In U.S. offices
Taxable	$85,292	$84,938	$74,629	$888	$797	$639	4.18%	3.81%	3.43%
Exempt from U.S. income tax	15,470	14,108	10,513	192	169	139	4.98	4.86	5.30
In offices outside the U.S.(5)	97,138	92,431	82,089	1,200	1,119	1,169	4.95	4.91	5.71

Total	$197,900	$191,477	$167,231	$2,280	$2,085	$1,947	4.62%	4.42%	4.67%

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$339,997	$327,026	$301,735	$7,026	$6,653	$5,990	8.29%	8.25%	7.96%
In offices outside the U.S.(5)	136,648	131,365	130,968	3,834	3,690	3,559	11.25	11.39	10.90

Total consumer loans	$476,645	$458,391	$432,703	$10,860	$10,343	$9,549	9.14%	9.15%	8.85%

Corporate loans
In U.S. offices	$25,740	$27,181	$18,103	$440	$431	$222	6.86%	6.43%	4.92%
In offices outside the U.S.(5)	122,944	111,961	100,442	2,298	2,035	1,715	7.50	7.37	6.85

Total corporate loans	$148,684	$139,142	$118,545	$2,738	$2,466	$1,937	7.39%	7.19%	6.55%

Total loans	$625,329	$597,533	$551,248	$13,598	$12,809	$11,486	8.72%	8.69%	8.36%

Other interest-earning assets	$55,081	$59,208	$56,796	$759	$650	$520	5.53%	4.45%	3.67%

Total interest-earning assets	$1,449,402	$1,389,854	$1,265,476	$23,552	$21,893	$18,501	6.52%	6.39%	5.86%

Non-interest-earning assets(7)	160,215	170,534	148,528
Total assets from discontinued operations	—	—	100,420

Total assets	$1,609,617	$1,560,388	$1,514,424

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16 to the Consolidated Financial Statements on page 110.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 89.

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

(8)
Interest expense on trading account liabilities of CIB is reported as a reduction of interest revenue.

(9)
Includes cash-basis loans.

Reclassified to conform to the current period's presentation.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST
REVENUE(1)(2)(3)(4)

				Interest Revenue			% Average Rate
	Average Volume
In millions of dollars						2nd Qtr. 2005	2nd Qtr. 2006	1st Qtr. 2006	2nd Qtr. 2005
	2nd Qtr. 2006	1st Qtr. 2006	2nd Qtr. 2005	2nd Qtr. 2006	1st Qtr. 2006
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$133,958	$132,268	$126,502	$1,002	$868	$548	3.00%	2.66%	1.74%
Other time deposits	45,292	42,410	34,397	579	499	282	5.13	4.77	3.29
In offices outside the U.S.(6)	394,805	370,421	338,566	3,623	3,138	2,324	3.68	3.44	2.75

Total	$574,055	$545,099	$499,465	$5,204	$4,505	$3,154	3.64%	3.35%	2.53%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$187,346	$185,147	$173,647	$2,955	$2,676	$1,767	6.33%	5.86%	4.08%
In offices outside the U.S.(6)	97,408	88,086	69,367	1,364	1,223	996	5.62	5.63	5.76

Total	$284,754	$273,233	$243,014	$4,319	$3,899	$2,763	6.08%	5.79%	4.56%

Trading account liabilities(8)(9)
In U.S. offices	$35,503	$35,270	$35,981	$48	$39	$22	0.54%	0.45%	0.25%
In offices outside the U.S.(6)	39,364	36,485	39,912	14	14	8	0.14	0.16	0.08

Total	$74,867	$71,755	$75,893	$62	$53	$30	0.33%	0.30%	0.16%

Short-term borrowings
In U.S. offices	$118,686	$113,351	$95,361	$1,151	$918	$639	3.89%	3.28%	2.69%
In offices outside the U.S.(6)	25,501	18,179	18,802	197	237	163	3.10	5.29	3.48

Total	$144,187	$131,530	$114,163	$1,348	$1,155	$802	3.75%	3.56%	2.82%

Long-term debt
In U.S. offices	$201,917	$195,640	$178,637	$2,476	$2,189	$1,644	4.92%	4.54%	3.69%
In offices outside the U.S.(6)	29,933	29,546	33,359	308	306	275	4.13	4.20	3.31

Total	$231,850	$225,186	$211,996	$2,784	$2,495	$1,919	4.82%	4.49%	3.63%

Total interest-bearing liabilities	$1,309,713	$1,246,803	$1,144,531	$13,717	$12,107	$8,668	4.20%	3.94%	3.04%

Demand deposits in U.S. offices	11,827	10,044	9,962
Other non-interest bearing liabilities(8)	173,645	190,418	158,193
Total liabilities from discontinued operations	—	—	90,535

Total liabilities	$1,495,185	$1,447,265	$1,403,221

Total stockholders' equity(10)	$114,432	$113,123	$111,203

Total liabilities and stockholders' equity	$1,609,617	$1,560,388	$1,514,424

Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$859,063	$837,085	$754,939	$4,653	$4,960	$5,168	2.17%	2.40%	2.75%
In offices outside the U.S.(6)	590,339	552,769	510,537	5,182	4,826	4,665	3.52	3.54	3.67

Total	$1,449,402	$1,389,854	$1,265,476	$9,835	$9,786	$9,833	2.72%	2.86%	3.12%

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16 to the Consolidated Financial Statements on page 110.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 89.

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

(9)
Interest expense on trading account liabilities of CIB is reported as a reduction of interest revenue.

(10)
Includes stockholders' equity from discontinued operations.

(11)
Includes allocations for capital and funding costs based on the location of the asset.

Reclassified to conform to the current period's presentation.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume		Interest Revenue		% Average Rate
In millions of dollars	Six Months 2006	Sixth Months 2005	Six Months 2006	Sixth Months 2005	Six Months 2006	Sixth Months 2005
Assets
Deposits at interest with banks(5)	$36,901	$32,778	$1,215	$762	6.64%	4.69%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$161,301	$147,470	$4,805	$2,855	6.01%	3.90%
In offices outside the U.S.(5)	84,758	72,220	1,797	1,205	4.28	3.36

Total	$246,059	$219,690	$6,602	$4,060	5.41%	3.73%

Trading account assets(7)(8)
In U.S. offices	$179,098	$148,294	$3,802	$2,474	4.28%	3.36%
In offices outside the U.S.(5)	94,306	85,399	1,645	1,309	3.52	3.09

Total	$273,404	$233,693	$5,447	$3,783	4.02%	3.26%

Investments(1)
In U.S. offices
Taxable	$85,115	$73,295	$1,685	$1,213	3.99%	3.34%
Exempt from U.S. income tax	14,789	9,884	361	273	4.92	5.57
In offices outside the U.S.(5)	94,785	82,297	2,319	2,250	4.93	5.51

Total	$194,689	$165,476	$4,365	$3,736	4.52%	4.55%

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$333,511	$300,487	$13,679	$12,022	8.27%	8.07%
In offices outside the U.S.(5)	134,007	131,254	7,524	7,013	11.32	10.77

Total consumer loans	$467,518	$431,741	$21,203	$19,035	9.15%	8.89%

Corporate loans
In U.S. offices	$26,460	$17,351	$871	$447	6.64%	5.20%
In offices outside the U.S.(5)	117,453	99,514	4,333	3,277	7.44	6.64

Total corporate loans	$143,913	$116,865	$5,204	$3,724	7.29%	6.43%

Total loans	$611,431	$548,606	$26,407	$22,759	8.71%	8.37%

Other interest-earning assets	$57,144	$54,933	$1,409	$964	4.97%	3.54%

Total interest-earning assets	$1,419,628	$1,255,176	$45,445	$36,064	6.46%	5.79%

Non-interest-earning assets(7)	165,375	151,438
Total assets from discontinued operations	—	101,277

Total assets	$1,585,003	$1,507,891

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16 to the Consolidated Financial Statements on page 110.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 89.

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

(8)
Interest expense on trading account liabilities of CIB is reported as a reduction of interest revenue.

(9)
Includes cash-basis loans.

Reclassified to conform to the current period's presentation.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST
REVENUE(1)(2)(3)(4)

	Average Volume		Interest Expense		% Average Rate
In millions of dollars	Six Months 2006	Sixth Months 2005	Six Months 2006	Sixth Months 2005	Six Months 2006	Sixth Months 2005
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$133,112	$126,566	$1,870	$992	2.83%	1.58%
Other time deposits	43,851	33,529	1,078	497	4.96	2.99
In offices outside the U.S.(6)	382,613	337,883	6,761	4,423	3.56	2.64

Total	$559,576	$497,978	$9,709	$5,912	3.50%	2.39%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$186,247	$167,224	$5,631	$3,090	6.10%	3.73%
In offices outside the U.S.(6)	92,747	70,090	2,587	1,936	5.62	5.57

Total	$278,994	$237,314	$8,218	$5,026	5.94%	4.27%

Trading account liabilities(8)(9)
In U.S. offices	$35,386	$36,504	$87	$40	0.50%	0.22%
In offices outside the U.S.(6)	37,925	39,442	28	14	0.15	0.07

Total	$73,311	$75,946	$115	$54	0.32%	0.14%

Short-term borrowings
In U.S. offices	$116,019	$94,054	$2,069	$1,166	3.60%	2.50%
In offices outside the U.S.(6)	21,840	18,483	434	337	4.01	3.68

Total	$137,859	$112,537	$2,503	$1,503	3.66%	2.69%

Long-term debt
In U.S. offices	$198,778	$175,839	$4,665	$3,032	4.73%	3.48%
In offices outside the U.S.(6)	29,740	34,497	614	565	4.16	3.30

Total	$228,518	$210,336	$5,279	$3,597	4.66%	3.45%

Total interest-bearing liabilities	$1,278,258	$1,134,111	$25,824	$16,092	4.07%	2.86%

Demand deposits in U.S. offices	10,936	10,072
Other non-interest bearing liabilities(8)	182,031	161,845
Total liabilities from discontinued operations	—	91,472

Total liabilities	$1,471,225	$1,397,500

Total stockholders' equity(10)	$113,778	$110,391

Total liabilities and stockholders' equity	$1,585,003	$1,507,891

Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$848,074	$743,142	$9,613	$10,856	2.29%	2.95%
In offices outside the U.S.(6)	571,554	512,034	10,008	9,116	3.53	3.59

Total	$1,419,628	$1,255,176	$19,621	$19,972	2.79%	3.21%

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35%.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16 to the Consolidated Financial Statements on page 110.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 89.

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

(9)
Interest expense on trading account liabilities of CIB is reported as a reduction of interest revenue.

(10)
Includes stockholders' equity from discontinued operations.

(11)
Includes allocations for capital and funding costs based on the location of the asset.

Reclassified to conform to the current period's presentation.

ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)

	2nd Qtr. 2006 vs. 1st Qtr. 2006			2nd Qtr. 2006 vs. 2nd Qtr. 2005
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)	Average Volume	Average Rate	Net Change(2)
Deposits at interest with banks(4)	$67	($22)	$45	$71	$151	$222

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$59	$36	$95	$151	$706	$857
In offices outside the U.S.(4)	65	32	97	165	170	335

Total	$124	$68	$192	$316	$876	$1,192

Trading account assets(5)
In U.S. offices	48	$222	$270	$289	$459	$748
In offices outside the U.S.(4)	92	(33)	59	124	81	205

Total	$140	$189	$329	$413	$540	$953

Investments(1)
In U.S. Offices	$17	$97	$114	$155	$147	$302
In offices outside the U.S.(4)	58	23	81	198	(167)	31

Total	$75	$120	$195	$353	($20)	$333

Loans—consumer
In U.S. offices	$267	$106	$373	$783	$253	$1,036
In offices outside the U.S.(4)	148	(4)	144	157	118	275

Total	$415	$102	$517	$940	$371	$1,311

Loans—corporate
In U.S. offices	($24)	$33	$9	$113	$105	$218
In offices outside the U.S.(4)	204	59	263	410	173	583

Total	$180	$92	$272	$523	$278	$801

Total loans	$595	$194	$789	$1,463	$649	$2,112

Other interest-earning assets	($48)	$157	$109	($16)	$255	$239

Total interest revenue	$953	$706	$1,659	$2,600	$2,451	$5,051

Deposits
In U.S. offices	$37	$177	$214	$104	$647	$751
In offices outside the U.S.(4)	214	271	485	429	870	1,299

Total	$251	$448	$699	$533	$1,517	$2,050

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$32	$247	$279	$149	$1,039	$1,188
In offices outside the U.S.(4)	130	$11	141	393	(25)	368

Total	$162	$258	$420	$542	$1,014	$1,556

Trading account liabilities(5)
In U.S. offices	$—	$9	$9	$—	$26	$26
In offices outside the U.S.(4)	1	(1)	—	—	6	6

Total	$1	$8	$9	$—	$32	$32

Short-term borrowings
In U.S. offices	$45	$188	$233	$181	$331	$512
In offices outside the U.S.(4)	76	(116)	(40)	53	(19)	34

Total	$121	$72	$193	$234	$312	$546

Long-term debt
In U.S. offices	$72	$215	$287	$234	$598	$832
In offices outside the U.S.(4)	4	(2)	2	(30)	63	33

Total	$76	$213	$289	$204	$661	$865

Total interest expense	$611	$999	$1,610	$1,513	$3,536	$5,049

Net interest revenue	$342	($293)	$49	$1,087	($1,085)	$2

(1)
The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 89.

(4)
Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on trading account liabilities of CIB is reported as a reduction of interest revenue.

Reclassified to conform to the current period's presentation.

ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)

	Six Months 2006 vs. Six Months 2005
	Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)
Deposits at interest with banks(4)	$105	$348	$453

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$289	$1,661	$1,950
In offices outside the U.S.(4)	231	361	592

Total	$520	$2,022	$2,542

Trading account assets(5)
In U.S. offices	$574	$754	$1,328
In offices outside the U.S.(4)	145	191	336

Total	$719	$945	$1,664

Investments(1)
In U.S. offices	$324	$236	$560
In offices outside the U.S.(4)	320	(251)	69

Total	$644	$(15)	$629

Loans—consumer
In U.S. offices	$1,349	$308	$1,657
In offices outside the U.S.(4)	149	362	511

Total	$1,498	$670	$2,168

Loans—corporate
In U.S. offices	$278	$146	$424
In offices outside the U.S.(4)	633	423	1,056

Total	$911	$569	$1,480

Total loans	$2,409	$1,239	$3,648

Other interest-earning assets	$40	$405	$445

Total interest revenue	$4,437	$4,944	$9,381

Deposits
In U.S. offices	$171	$1,288	$1,459
In offices outside the U.S.(4)	642	1,696	2,338

Total	$813	$2,984	$3,797

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$385	$2,156	$2,541
In offices outside the U.S.(4)	632	19	651

Total	$1,017	$2,175	$3,192

Trading account liabilities(5)
In U.S. offices	$(1)	$48	$47
In offices outside the U.S.(4)	(1)	15	14

Total	$(2)	$63	$61

Short-term borrowings
In U.S. offices	$314	$589	$903
In offices outside the U.S.(4)	65	32	97

Total	$379	$621	$1,000

Long-term debt
In U.S. offices	$434	$1,199	$1,633
In offices outside the U.S.(4)	(85)	134	49

Total	$349	$1,333	$1,682

Total interest expense	$2,556	$7,176	$9,732

Net interest revenue	$1,881	$(2,232)	$(351)

(1)
The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 89.

(4)
Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on trading account liabilities of CIB is reported as a reduction of interest revenue.

Reclassified to conform to the current period's presentation.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Capital is principally generated via earnings, issuance of common and preferred stock and subordinated debt, and equity issued as a result of employee benefit plans. It is used primarily to support growth in the Company's businesses and to fund acquisition activity. Excess capital is used to pay dividends to shareholders, repurchase stock, and fund acquisitions.

        Citigroup's capital management framework is designed to ensure that Citigroup and its subsidiaries maintain sufficient capital consistent with the Company's risk profile, all applicable regulatory standards and guidelines, and external rating agency considerations. The capital management process is centrally overseen by senior management and is frequently reviewed at the entity and country level.

        Senior management oversees the capital management process of Citigroup and its principal subsidiaries mainly through Citigroup's Global Finance and Asset and Liability Committee (FinALCO). This Committee includes Citigroup's Chairman and Chief Executive Officer, Chief Financial Officer, Corporate Treasurer, Senior Risk Officer, the business segment CEOs, and other senior business managers. The Committee's responsibilities include: determining the financial structure of Citigroup and its principal subsidiaries; ensuring that Citigroup and its regulated entities are adequately capitalized; reviewing the funding and capital markets plan for Citigroup; monitoring interest rate risk, corporate and bank liquidity, the impact of currency translation on non-U.S. earnings and capital; and reviewing and recommending share repurchase levels and dividends on common and preferred stock. The FinALCO establishes capital targets for Citigroup and for significant subsidiaries. These targets exceed the regulatory standards.

Capital Ratios

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

        To be "well capitalized" under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, and a Leverage Ratio of at least 3%, and not be subject to an FRB directive to maintain higher capital levels.

        Historically, Citigroup has maintained a leverage ratio above 5%. As Citigroup adds low risk-weighted, secured financing assets in the CIB business, the leverage ratio at the holding company level is expected to decline below 5%, but remain above 4%. The leverage ratio at each of the regulated U.S. banks is not expected to decline below 5%. The addition of these assets is not expected to materially affect any of Citigroup's capital adequacy ratios. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 81.

        As noted in the following table, Citigroup maintained a "well capitalized" position during the first six months of 2006 and the full year of 2005.

Citigroup Regulatory Capital Ratios

	June 30, 2006	March 31, 2006	December 31, 2005
Tier 1 Capital	8.51%	8.60%	8.79%
Total Capital (Tier 1 and Tier 2)	11.68	11.80	12.02
Leverage(1)	5.19	5.22	5.35
Common stockholders' equity	7.04	7.15	7.46

(1)
Tier 1 Capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars	June 30, 2006	March 31, 2006	December 31, 2005
Tier 1 Capital
Common stockholders' equity	$114,428	$113,418	$111,412
Qualifying perpetual preferred stock	1,000	1,000	1,125
Qualifying mandatorily redeemable securities of subsidiary trusts	6,572	6,166	6,264
Minority interest	571	518	512
Less: Net unrealized (gains) and losses on securities available-for-sale(1)	246	(728)	(1,084)
Less: Accumulated net gains on cash flow hedges, net of tax	(1,123)	(818)	(612)
Less: Intangible assets:
Goodwill	(32,910)	(32,933)	(33,130)
Other disallowed intangible assets	(6,143)	(6,176)	(6,163)
Other	(593)	(534)	(500)

Total Tier 1 Capital	$82,048	$79,913	$77,824

Tier 2 Capital
Allowance for credit losses(2)	10,165	10,376	10,602
Qualifying debt(3)	20,026	18,689	17,368
Unrealized marketable equity securities gains(1)	369	688	608

Total Tier 2 Capital	$30,560	$29,753	$28,578

Total Capital (Tier 1 and Tier 2)	$112,608	$109,666	$106,402

Risk-Adjusted Assets(4)	$963,750	$929,553	$885,472

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

(4)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $66.5 billion for interest rate, commodity and equity derivative contracts and foreign-exchange contracts as of June 30, 2006, compared to $63.5 billion as of March 31, 2006 and $56.5 billion as of December 31, 2005. Market risk-equivalent assets included in risk-adjusted assets amounted to $35.4 billion, $45.1 billion and $40.6 billion at June 30, 2006, March 31, 2006 and December 31, 2005, respectively. Risk-adjusted assets also include the effect of other off-balance sheet exposures, such as unused loan commitments and letters of credit, and reflect deductions for certain intangible assets and any excess allowance for credit losses.

Common Equity

        Common stockholders' equity increased approximately $3.0 billion during the first six months of 2006 to $114.4 billion at June 30, 2006, representing 7.0% of assets. This compares to $111.4 billion and 7.5% at year-end 2005.

        The table below summarizes the change in common stockholders' equity during the six months of 2006:

In billions of dollars
Common Equity, December 31, 2005	$111.4
Net income	10.9
Employee benefit plans and other activities	1.9
Dividends	(5.0)
Treasury stock acquired	(4.0)
After-tax net change in equity from nonowner sources	(0.8)

Common Equity, June 30, 2006	$114.4

        The decrease in the common stockholders' equity ratio during the first six months of 2006 reflected the above items and an 8.9% increase in total assets.

        Additionally, on February 15, 2006, Citigroup redeemed for cash all the outstanding shares of its Fixed/Adjustable Rate Cumulative Preferred Stock, Series V. The redemption price was $50.00 per depositary share, plus accrued dividends to the date of redemption. At the date of redemption, the value of the Series V Preferred Stock was $125 million.

        On April 13, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.

        The table below summarizes the Company's repurchase activity:

In millions, except per share amounts	Total Common Shares Repurchased	Dollar Value of Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
First quarter 2005	19.0	$906	$47.65	$1,300
Second quarter 2005	41.8	1,965	47.06	14,335
Third quarter 2005	124.2	5,500	44.27	8,835
Fourth quarter 2005	92.9	4,423	47.60	4,412

Total 2005	277.9	$12,794	$46.03	$4,412

First quarter 2006	42.9	$2,000	$46.58	$2,412
Second quarter 2006	40.8	2,000	48.98	10,412	(1)

Total year-to-date 2006	83.7	$4,000	$47.75	$10,412

(1)
On April 13, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.

Mandatorily Redeemable Securities of Subsidiary Trusts

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, were $6.572 billion at June 30, 2006, as compared to $6.264 billion at December 31, 2005. In June 2006, Citigroup issued $500 million of Trust Preferred Securities (Citigroup Capital XIV). See Note 13 to the Consolidated Financial Statements on page 102 for details on Citigroup Capital XIV.

        The FRB issued the final rule, with an effective date of April 11, 2005, which retains trust preferred securities in Tier 1 Capital of Bank Holding Companies (BHCs), but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements included in Tier 1 Capital would be limited to 25% of Tier 1 Capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 Capital, subject to restrictions. Under this rule, Citigroup currently would have less than 10% against the limit.

        The FRB and the FFIEC may propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. These may affect reported capital ratios and net risk-adjusted assets.*

Citibank, N.A. Ratios

        Citigroup's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well capitalized" under federal bank regulatory agency definitions, Citigroup's depository institutions must have a Tier 1 Capital Ratio of at least 6%, a combined Tier 1 and Tier 2 Capital Ratio (Total Capital) of at least 10% and a Leverage Ratio of at least 5%, and not be subject to an FRB directive to meet and maintain higher capital levels. At June 30, 2006, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal regulatory agencies' definitions, including Citibank, N.A. as noted in the following table.

In billions of dollars	June 30, 2006	March 31, 2006	December 31, 2005
Tier 1 Capital	8.25%	8.25%	8.41%
Total Capital (Tier 1 and Tier 2)	12.44	12.35	12.55
Leverage(1)	6.43	6.36	6.45
Common stockholder's equity	7.76	7.75	7.96

(1)
Tier 1 Capital divided by adjusted average assets.

Citibank, N.A. Components of Capital Under Regulatory Guidelines

In billions of dollars	June 30, 2006	March 31, 2006	December 31, 2005
Tier 1 Capital	$48.7	$46.5	$44.7
Total Capital (Tier 1 and Tier 2)	73.5	69.5	66.8

        Citibank had net income for the second quarter of 2006 and for the six months ended June 30, 2006 of $2.5 billion and $5.3 billion, respectively. During the second quarter of 2006 and the six months ended June 30, 2006, Citibank paid dividends of $0.7 billion and $2.0 billion, respectively.

        During the first six months of 2006 and full year 2005, Citibank issued an additional $2.5 billion and $1.4 billion, respectively, of subordinated notes to Citigroup that qualify for inclusion in Citibank's Tier 2 Capital. Total subordinated notes issued to Citigroup that were outstanding at June 30, 2006 and December 31, 2005 and included in Citibank's Tier 2 capital amounted to $17.8 billion and $15.3 billion, respectively. Following the merger of Citicorp into Citigroup on August 1, 2005, all of Citibank's subordinated debt was assigned to Citigroup. See "Funding" on page 76 for further details of the merger.

        *    This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 81.

Broker/Dealer Subsidiaries

        The Company's broker/dealer subsidiaries—including Citigroup Global Markets Inc. (CGMI), an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI)—are subject to various securities and commodities regulations and capital adequacy requirements of the regulatory and exchange authorities of the countries in which they operate. The Company's U.S. registered broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Net Capital Rule, Rule 15c3-1 (the Net Capital Rule) under the Exchange Act. The Net Capital Rule requires the maintenance of a defined amount of minimum net capital. The Net Capital Rule also limits the ability of broker/dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances. It could also restrict CGMHI's ability to withdraw capital from its broker/dealer subsidiaries, which could limit CGMHI's ability to pay dividends and make payments on its debt. CGMHI monitors its leverage and capital ratios on a daily basis.

        In addition, certain of the Company's broker/dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. The Company's broker/dealer subsidiaries were in compliance with their capital requirements at June 30, 2006.

Regulatory Capital and Accounting Standards Developments

        Citigroup generally supports the move to a new set of risk-based regulatory capital standards, published on June 26, 2004 (and subsequently amended in November 2005) by the Basel Committee on Banking Supervision (the Basel Committee), consisting of central banks and bank supervisors from 13 countries. Basel II will allow Citigroup to leverage internal risk models used to measure credit, operational, and market risk exposures to drive regulatory capital calculations. On September 30, 2005, the U.S. banking regulators delayed the U.S. implementation of Basel II by one year. The current U.S. implementation timetable consists of parallel calculations under the current regulatory capital regime (Basel I) and Basel II, starting January 1, 2008, and an implementation transition period, starting January 1, 2009 through year-end 2011 or possibly later. The U.S. regulators have also reserved the right to change how Basel II is applied in the U.S., and retain the existing Prompt Corrective Action and leverage capital requirements applicable to U.S. banking organizations. The new timetable, clarifications, and other proposals will be set forth in a notice of proposed rulemaking (NPR), which the U.S. banking regulators are expected to issue during 2006.

        Citigroup continues to monitor and analyze the developing capital standards in the U.S. and in countries where Citigroup has significant presence, in order to assess their collective impact and allocate project management and funding resources accordingly.

LIQUIDITY

Overview

        At the Holding Company level for Citigroup, for the Combined Holding Company and CGMHI, Citigroup maintains sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without accessing the unsecured markets.

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

        The basis of Citigroup's liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. As discussed in "Capital Resources" on page 71, Citigroup's FinALCO undertakes this oversight responsibility, along with the Corporate Treasurer. One of the objectives of the FinALCO is to monitor and review the overall liquidity and balance sheet positions of Citigroup and its principal subsidiaries. Similarly, Asset and Liability Committees are also established for each country and/or major line of business.

Monitoring Liquidity

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

Liquidity Ratios

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

Market Triggers

        Market triggers are internal or external market or economic factors that may imply a change to market liquidity or Citigroup's access to the markets. Citigroup market triggers are monitored by the Corporate Treasurer and Head of Risk Architecture and are discussed in the FinALCO. Appropriate market triggers are also established and monitored for each major operating subsidiary and/or country as part of the funding and liquidity plans. Local triggers are reviewed with the local country or business ALCO and independent risk management.

Stress Testing

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

Overview

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

Banking Subsidiaries

        There are various legal limitations on Citigroup's banking subsidiaries to extend credit, pay dividends or otherwise supply funds to Citigroup and its nonbank subsidiaries. The approval of the Office of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed net profits (as defined) for that year combined with its retained net profits for the preceding two years. In addition, dividends may not be paid in excess of the bank's undivided profits. State-chartered bank subsidiaries are subject to dividend limitations imposed by applicable state law.

        As of June 30, 2006, Citigroup's national and state-chartered bank subsidiaries can declare dividends to their parent companies, without regulatory approval, of approximately $15.6 billion. In determining the dividends, each bank subsidiary must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that, as of June 30, 2006, its bank subsidiaries can distribute dividends to Citigroup of approximately $11.9 billion of the available $15.6 billion.

Non-Banking Subsidiaries

        Citigroup also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on dividends, although the approval of the Office of Thrift Supervision (OTS) may be required if total dividends declared by a savings association in any calendar year exceed amounts specified by that agency's regulations.

        As discussed in "Capital Resources" on page 71, the ability of CGMHI to declare dividends can be restricted by capital considerations of its broker/dealer subsidiaries.

        During 2006, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due. *

        *    This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 81.

Sources of Liquidity

        Primary sources of liquidity for Citigroup and its principal subsidiaries include:

  •
  deposits;

  •
  collateralized financing transactions;

  •
  senior and subordinated debt;

  •
  issuance of commercial paper;

  •
  proceeds from issuance of trust preferred securities; and

  •
  purchased/wholesale funds.

        Citigroup and its principal subsidiaries also generate funds through securitizing financial assets, including credit card receivables and single-family or multi-family residences. See Note 14 to the Consolidated Financial Statements on page 104 for additional information about securitization activities. Finally, Citigroup's net earnings provide a significant source of funding to the corporation.

        Citigroup's funding sources are well diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $645.8 billion. A significant portion of these deposits has been, and is expected to be, long-term and stable and is considered core.

        Citigroup and its subsidiaries have a significant presence in the global capital markets. During the 2005 second quarter, Citigroup consolidated its capital markets funding activities into two legal entities: (i) Citigroup Inc., which issues long-term debt, medium-term notes, trust preferred securities, and preferred and common stock; and (ii) Citigroup Funding Inc. (CFI), a first-tier subsidiary of Citigroup, which issues commercial paper, medium-term notes and structured equity-linked and credit-linked notes, all of which are guaranteed by Citigroup. As part of the funding consolidation, Citigroup also guaranteed and continues to guarantee various debt obligations of CGMHI as well as all of the outstanding debt obligations under CGMHI's publicly-issued securities. In August 2005, Citigroup merged its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. Coincident with this merger, Citigroup assumed all existing indebtedness and outstanding guarantees of Citicorp. As a result, Citigroup also guaranteed various debt obligations of Associates and of CitiFinancial Credit Company, each an indirect subsidiary of Citigroup. In addition, Citigroup guaranteed various debt obligations of Citigroup Finance Canada, Inc. (CFCI), a wholly owned subsidiary of Associates. CFCI continues to issue debt in the Canadian market supported by a Citigroup guarantee. See Note 20 to the Consolidated Financial Statements on page 117 for further discussions. Other significant elements of long-term debt in the Consolidated Balance Sheet include advances from the Federal Home Loan Bank system, asset-backed outstandings related to the purchase of Sears, and certain borrowings of foreign subsidiaries.

        CGMHI's consolidated balance sheet is highly liquid, with the vast majority of its assets consisting of marketable securities and collateralized short-term financing agreements arising from securities transactions. The highly liquid nature of these assets provides CGMHI with flexibility in financing and managing its business. CGMHI monitors and evaluates the adequacy of its capital and borrowing base on a daily basis to maintain liquidity, and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

        Citigroup's borrowings are diversified by geography, investor, instrument and currency. Decisions regarding the ultimate currency and interest rate profile of liquidity generated through these borrowings can be separated from the actual issuance through the use of derivative financial products.

        At June 30, 2006, long-term debt and commercial paper outstanding for Citigroup Parent Company, CGMHI, Citigroup Funding Inc. and Citigroup's Subsidiaries were as follows:

In billions of dollars	Citigroup Parent Company	CGMHI	Citigroup Funding Inc.	Other Citigroup Subsidiaries
Long-term debt	$109.6	$33.7	$13.2	$83.1
Commercial paper	—	—	$31.6	$1.5

        See Note 13 to the Consolidated Financial Statements on page 102 for further detail on long-term debt and commercial paper outstanding.

        Citigroup's ability to access the capital markets and other sources of wholesale funds, as well as the cost of these funds, is highly dependent on its credit ratings. The accompanying chart indicates the current ratings for Citigroup.

Citigroup's Debt Ratings as of June 30, 2006

	Citigroup Inc.			Citigroup Funding Inc.			Citibank, N.A.
	Senior Debt	Subordinated Debt	Commercial Paper	Senior Debt	Subordinated Debt	Commercial Paper	Long- Term	Short- Term
Fitch Ratings	AA+	AA	F1+	AA+	AA	F1+	AA+	F1+
Moody's Investors Service	Aal	Aa2	P-1	Aa1	Aa2	P-1	Aa1	P-1
Standard & Poor's	AA-	A+	A-1+	AA-	A+	A-1+	AA	A-1+

        Standard and Poor's assigned a "positive" outlook to the debt ratings of Citigroup Inc. and its subsidiaries on May 3, 2006. Moody's Investors Service placed the ratings of Citibank, N.A. on review for upgrade on June 8, 2006. The outlook for all other ratings is "stable."

        Some of Citigroup's nonbank subsidiaries, including CGMHI, have credit facilities with Citigroup's subsidiary banks, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act. There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or obtain credit from banking subsidiaries or engage in certain other transactions with them. In general, these restrictions require that transactions be on arm's-length terms and be secured by designated amounts of specified collateral. See Note 13 to the Consolidated Financial Statements on page 102.

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

Overview

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

Uses of SPEs

        In order to execute securitizations, the Company uses SPEs. An SPE is an entity in the form of a trust or other legal vehicle designed to fulfill a specific limited need of the company that organized it.

        The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup's financial assets, to assist clients in securitizing their financial assets, and to create investment products for clients. SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business, through the SPE's issuing debt and equity instruments, certificates, commercial paper, and other notes of indebtedness. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or overcollateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit or asset purchase agreement. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors or to limit or change the credit risk of the SPE. Citigroup may be the counterparty to these derivatives.

        SPEs may be Qualifying SPEs (QSPEs) or variable interest entities (VIEs) or neither. A VIE is a type of SPE that does not have sufficient equity to finance its activities without additional subordinated financial support from third parties; its investors may not have the power to make significant decisions about the entity's operations; or investors may not share pro rata in the entity's expected returns or losses. The Company's credit card receivables and mortgage loan securitizations are organized as QSPEs and are, therefore, not VIEs subject to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R). When an entity is deemed a VIE under FIN 46-R, the entity in question must be consolidated by the primary beneficiary; however, the Company is not the primary beneficiary of most of these entities and as such does not consolidate most of them.

Securitization of Citigroup's Assets

        In some of these off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations, Citigroup is securitizing assets that were previously recorded on its Consolidated Balance Sheet. A summary of certain cash flows received from and paid to securitization trusts is included in Note 14 to the Consolidated Financial Statements on page 104.

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

        The following table reflects amounts related to the Company's securitized credit card receivables at June 30, 2006 and December 31, 2005:

In billions of dollars	June 30, 2006	December 31, 2005
Total assets in trusts	$107.7	$107.7
Amounts sold to investors via trust-issued securities	91.5	92.1
Remaining seller's interest:
Recorded as consumer loans	11.6	11.6
Recorded as available-for- sale securities (AFS)	4.6	4.0
Amounts receivable from trusts	4.4	1.0
Amounts payable to trusts	1.7	1.6
Interest-only strip	2.3	2.1

        The Company recorded net gains from securitization of credit card receivables of $0.3 billion and $0.2 billion during the second quarters of 2006 and 2005, respectively, and recorded net gains of $0.5 billion and $0.5 billion during the first six months of 2006 and 2005, respectively. Net gains reflect the following:

  •
  incremental gains from new securitizations

  •
  the reversal of the allowance for loan losses associated with receivables sold

  •
  net gains on replenishments of the trust assets

  •
  offset by other-than-temporary impairments.

        See Note 14 to the Consolidated Financial Statements on page 104 for additional information regarding the Company's securitization activities.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to its customers. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other asset securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $96 million and $57 million in the three months ended June 30, 2006 and 2005, respectively, and $148 million and $143 million during the first six months of 2006 and 2005, respectively.

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

        At June 30, 2006 and December 31, 2005, total assets and liabilities in the unconsolidated conduits were $58 billion and $55 billion, respectively.

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

        See Note 14 to the Consolidated Financial Statements on page 104 for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of June 30, 2006 and December 31, 2005.

In millions of dollars	June 30, 2006	December 31, 2005
Financial standby letters of credit and foreign office guarantees	$71,101	$52,384
Performance standby letters of credit and foreign office guarantees	15,286	13,946
Commercial and similar letters of credit	7,421	5,790
One- to four-family residential mortgages	3,883	3,343
Revolving open-end loans secured by one- to four-family residential properties	29,297	25,089
Commercial real estate, construction and land development	3,783	2,283
Credit card lines(1)	932,736	859,504
Commercial and other Consumer loan commitments(2)	363,475	346,444

Total	$1,426,982	$1,308,783

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $199 billion and $179 billion with original maturity of less than one year at June 30, 2006 and December 31, 2005, respectively.

CORPORATE GOVERNANCE AND CONTROLS AND PROCEDURES

Corporate governance

        Citigroup has a Code of Conduct that reflects the Company's commitment to the highest standards of conduct. The Company has established an ethics hotline for employees. The Code of Conduct is supplemented by a Code of Ethics for Financial Professionals (including finance, accounting, treasury, tax and investor relations professionals) that applies worldwide.

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

Controls and procedures

Disclosure

        The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act securities laws is accumulated and communicated to the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow for timely decisions regarding required disclosure and appropriate SEC filings.

        The Company's Disclosure Committee is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Company's external disclosures.

        The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2006 and, based on that evaluation, the CEO and CFO have concluded that at that date the Company's disclosure controls and procedures were effective.

Financial reporting

        The Company's internal control over financial reporting is a process under the supervision of the CEO and CFO, and effected by Citigroup's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

        Citigroup has had a longstanding process whereby business and financial officers throughout the Company attest to the accuracy of financial information reported in corporate systems, as well as the effectiveness of internal controls over financial reporting and disclosure processes.

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

        There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

  •
  the potential impact of legislative proposals to reform the interest rate law in Japan;

  •
  the impact of a variety of unresolved matters concerning the Company's investment in CVC Brazil, including pending litigation involving some of its portfolio companies;

  •
  the effect that adding low risk-weighted, secured financing assets in the CIB business will have on Citigroup's capital adequacy ratios;

  •
  possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; and

  •
  the Company's subsidiaries' dividending capabilities.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts
	2006	2005(1)	2006	2005(1)
Revenues
Loan interest, including fees	$13,598	$11,486	$26,407	$22,759
Other interest and dividends	9,929	6,981	18,984	13,243
Insurance premiums	800	793	1,570	1,528
Commissions and fees	5,331	3,978	10,519	8,187
Principal transactions	1,703	844	3,820	3,059
Asset management and administration fees	1,707	1,488	3,412	2,996
Realized gains (losses) from sales of investments	302	455	681	698
Other revenue	2,529	2,812	4,796	4,987

Total revenues	$35,899	$28,837	$70,189	$57,457
Interest expense	13,717	8,668	25,824	16,092

Total revenues, net of interest expense	$22,182	$20,169	$44,365	$41,365

Provision for credit losses and for benefits and claims
Provision for loan losses	$1,436	$1,720	$2,832	$3,533
Policyholder benefits and claims	231	212	458	429
Provision for unfunded lending commitments	150	100	200	100

Total provision for credit losses and for benefits and claims	$1,817	$2,032	$3,490	$4,062

Operating expenses
Compensation and benefits	$7,374	$6,033	$15,637	$12,519
Net occupancy expense	1,411	1,271	2,793	2,512
Technology/communication expense	934	884	1,820	1,750
Advertising and marketing expense	652	620	1,255	1,261
Other operating expenses	2,398	2,164	4,622	4,334

Total operating expenses	$12,769	$10,972	$26,127	$22,376

Income from continuing operations before income taxes and minority interest	$7,596	$7,165	$14,748	$14,927
Provision for income taxes	2,303	2,179	3,840	4,663
Minority interest, net of taxes	31	255	91	418

Income from continuing operations	$5,262	$4,731	$10,817	$9,846

Discontinued operations
Income from discontinued operations	$—	$493	$1	$976
Gain on sale	—	—	21	—
Provision (benefit) for income taxes and minority interest, net of taxes	(3)	151	(65)	308

Income from discontinued operations, net of taxes	$3	$342	$87	$668

Net income	$5,265	$5,073	$10,904	$10,514

Basic earnings per share(2)
Income from continuing operations	$1.07	$0.92	$2.20	$1.91
Income from discontinued operations, net of taxes	—	0.07	0.02	0.13

Net Income	$1.07	$0.99	$2.21	$2.04

Weighted average common shares outstanding	4,899.0	5,119.1	4,909.9	5,126.2

Diluted earnings per share(2)
Income from continuing operations	$1.05	$0.91	$2.16	$1.88
Income from discontinued operations, net of taxes	—	0.06	0.02	0.13

Net income	$1.05	$0.97	$2.17	$2.01

Adjusted weighted average common shares outstanding	4,990.0	5,208.1	4,999.0	5,217.1

(1)
Reclassified to conform to the current period's presentation.

(2)
Due to rounding, earnings per share on continuing and discontinued operations may not sum to earnings per share on net income.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	June 30, 2006 (Unaudited)	December 31, 2005(1)
Assets
Cash and due from banks (including segregated cash and other deposits)	$24,311	$23,632
Deposits at interest with banks	35,868	31,645
Federal funds sold and securities borrowed or purchased under agreements to resell	234,390	217,464
Brokerage receivables	46,162	42,823
Trading account assets (including $93,802 and $92,495 pledged to creditors at June 30, 2006 and December 31, 2005, respectively)	327,890	295,820
Investments (including $18,065 and $15,819 pledged to creditors at June 30, 2006 and December 31, 2005, respectively)	194,953	180,597
Loans, net of unearned income
Consumer	480,772	454,620
Corporate (including $326 at June 30, 2006 at fair value)	156,313	128,883

Loans, net of unearned income	$637,085	$583,503
Allowance for loan losses	(9,144)	(9,782)

Total loans, net	$627,941	$573,721
Goodwill	32,910	33,130
Intangible assets	15,850	14,749
Other assets	86,276	80,456

Total assets	$1,626,551	$1,494,037

Liabilities
Non-interest-bearing deposits in U.S. offices	$38,018	$36,638
Interest-bearing deposits in U.S. offices	177,385	169,277
Non-interest-bearing deposits in offices outside the U.S.	32,981	32,614
Interest-bearing deposits in offices outside the U.S. (including $184 at June 30, 2006 at fair value)	397,421	353,299

Total deposits	$645,805	$591,828
Federal funds purchased and securities loaned or sold under agreements to repurchase	264,494	242,392
Brokerage payables	74,970	70,994
Trading account liabilities	142,983	121,108
Short-term borrowings (including $1,818 at June 30, 2006 at fair value)	72,581	66,930
Long-term debt (including $11,777 at June 30, 2006 at fair value)	239,557	217,499
Other liabilities	70,733	70,749

Total liabilities	$1,511,123	$1,381,500

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	$1,000	$1,125
Common stock ($.01 par value; authorized shares: 15 billion), issued shares—5,477,416,086 shares at June 30, 2006 and at December 31, 2005	55	55
Additional paid-in capital	17,426	17,483
Retained earnings	123,497	117,555
Treasury stock, at cost: June 30, 2006—533,471,114 shares and December 31, 2005—497,192,288 shares	(23,199)	(21,149)
Accumulated other changes in equity from nonowner sources	(3,351)	(2,532)

Total stockholders' equity	$115,428	$112,537

Total liabilities and stockholders' equity	$1,626,551	$1,494,037

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Six Months Ended June 30,
In millions of dollars, except shares in thousands
	2006	2005(1)
Preferred stock at aggregate liquidation value
Balance, beginning of period	$1,125	$1,125
Redemption or retirement of preferred stock	(125)	—

Balance, end of period	$1,000	$1,125

Common stock and additional paid-in capital
Balance, beginning of period	$17,538	$16,960
Employee benefit plans	(58)	204
Other	1	51

Balance, end of period	$17,481	$17,215

Retained earnings
Balance, beginning of period	$117,555	$102,154
Net income	10,904	10,514
Common dividends(2)	(4,929)	(4,608)
Preferred dividends	(33)	(34)

Balance, end of period	$123,497	$108,026

Treasury stock, at cost
Balance, beginning of period	$(21,149)	$(10,644)
Issuance of shares pursuant to employee benefit plans	1,945	1,142
Treasury stock acquired(3)	(4,000)	(2,871)
Other	5	74

Balance, end of period	$(23,199)	$(12,299)

Accumulated other changes in equity from nonowner sources
Balance, beginning of period	$(2,532)	$(304)
Net change in unrealized gains and losses on investment securities, net of tax	(1,330)	117
Net change in cash flow hedges, net of tax	511	7
Net change in foreign currency translation adjustment, net of tax	(1)	(850)
Minimum pension liability adjustment, net of tax	1	—

Balance, end of period	$(3,351)	$(1,030)

Total common stockholders' equity (shares outstanding: 4,943,945 in 2006 and 5,170,081 in 2005)	$114,428	$111,912

Total stockholders' equity	$115,428	$113,037

Summary of changes in equity from nonowner sources
Net income	$10,904	$10,514
Other changes in equity from nonowner sources, net of tax	(819)	(726)

Total changes in equity from nonowner sources	$10,085	$9,788

(1)
Reclassified to conform to the current period's presentation.

(2)
Common dividends declared were 49 cents per share in the first and second quarters of 2006 and 44 cents per share in the first and second quarters of 2005.

(3)
All open market repurchases were transacted under an existing authorized share repurchase plan. On April 13, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
In millions of dollars
	2006	2005(1)
Cash flows from operating activities of continuing operations
Net income	$10,904	$10,514
Income from discontinued operations, net of tax and minority interest	76	668
Gain on sale, net of tax and minority interest	11	—

Income from continuing operations	$10,817	$9,846
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	$142	$144
Additions to deferred policy acquisition costs	(155)	(221)
Depreciation and amortization	1,215	1,054
Provision for credit losses	3,032	3,633
Change in trading account assets	(32,070)	(2,363)
Change in trading account liabilities	21,875	(1,053)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(16,926)	(31,630)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	22,102	43,237
Change in brokerage receivables net of brokerage payables	637	(312)
Net gains from sales of investments	(681)	(698)
Change in loans held for sale	(609)	(646)
Venture capital activity	(377)	(994)
Other, net	(5,887)	(3,228)

Total adjustments	$(7,702)	$6,923

Net cash provided by operating activities of continuing operations	$3,115	$16,769

Cash flows from investing activities of continuing operations
Change in deposits at interest with banks	$(4,223)	$(9,319)
Change in loans	(174,499)	(119,481)
Proceeds from sales and securitizations of loans	118,168	106,214
Purchases of investments	(109,734)	(92,910)
Proceeds from sales of investments	33,944	46,533
Proceeds from maturities of investments	61,471	38,968
Other investments, primarily short-term, net	—	357
Capital expenditures on premises and equipment	(1,738)	(1,801)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	602	5,964
Business acquisitions	—	(602)

Net cash used in investing activities of continuing operations	$(76,009)	$(26,077)

Cash flows from financing activities of continuing operations
Dividends paid	$(4,962)	$(4,642)
Issuance of common stock	900	543
Redemption or retirement of preferred stock	(125)	—
Treasury stock acquired	(4,000)	(2,871)
Stock tendered for payment of withholding taxes	(591)	(534)
Issuance of long-term debt	47,580	31,901
Payments and redemptions of long-term debt	(26,191)	(24,722)
Change in deposits	54,967	7,805
Change in short-term borrowings	5,651	6,217
Contractholder fund deposits	85	170
Contractholder fund withdrawals	(95)	(234)

Net cash provided by financing activities of continuing operations	$73,219	$13,633

Effect of exchange rate changes on cash and cash equivalents	$354	$(324)

Change in cash and due from banks	$679	$4,001
Cash and due from banks at beginning of period	23,632	20,613
Beginning cash of discontinued operations	—	$(102)

Cash and due from banks at end of period	$24,311	$24,512

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$2,148	$3,654
Cash paid during the period for interest	22,927	13,959

Non-cash investing activities
Transfers to repossessed assets	$667	$621

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	June 30, 2006 (Unaudited)	December 31, 2005(1)
Assets
Cash and due from banks	$17,098	$15,706
Deposits at interest with banks	26,107	22,704
Federal funds sold and securities purchased under agreements to resell	14,460	15,187
Trading account assets (including $409 and $600 pledged to creditors at June 30, 2006 and December 31, 2005, respectively)	96,521	86,966
Investments (including $2,084 and $2,122 pledged to creditors at June 30, 2006 and December 31, 2005, respectively)	134,677	124,147
Loans, net of unearned income (including $326 at June 30, 2006 at fair value)	423,933	386,565
Allowance for loan losses	(5,984)	(6,307)

Total loans, net	$417,949	$380,258
Goodwill	9,509	9,093
Intangible assets	11,951	10,644
Premises and equipment, net	6,115	5,873
Interest and fees receivable	5,709	5,722
Other assets	37,249	30,197

Total assets	$777,345	$706,497

Liabilities
Non-interest-bearing deposits in U.S. offices	$22,399	$22,820
Interest-bearing deposits in U.S. offices	116,040	112,264
Non-interest-bearing deposits in offices outside the U.S.	29,623	28,738
Interest-bearing deposits in offices outside the U.S. (including $184 at June 30, 2006 at fair value)	368,910	321,524

Total deposits	$536,972	$485,346
Trading account liabilities	49,123	46,812
Purchased funds and other borrowings (including $455 at June 30, 2006 at fair value)	54,758	48,653
Accrued taxes and other expense	9,968	9,047
Long-term debt and subordinated notes (including $1,402 at June 30, 2006 at fair value)	36,074	34,404
Other liabilities	30,158	25,971

Total liabilities	$717,053	$650,233

Stockholder's equity
Capital stock ($20 par value) standing shares: 37,534,553 in each period	$751	$751
Surplus	27,331	27,244
Retained earnings	33,971	30,651
Accumulated other changes in equity from nonowner sources(2)	(1,761)	(2,382)

Total stockholder's equity	$60,292	$56,264

Total liabilities and stockholder's equity	$777,345	$706,497

(1)
Reclassified to conform to the current period's presentation.

(2)
Amounts at June 30, 2006 and December 31, 2005 include the after-tax amounts for net unrealized gains/(losses) on investment securities of ($632) million and ($210) million, respectively, for foreign currency translation of ($1.439) billion and ($2.381) billion, respectively, for cash flow hedges of $424 million and $323 million, respectively, and for additional minimum pension liability of ($114) million and ($114) million, respectively.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements as of June 30, 2006 and for the three- and six-month periods ended June 30, 2006 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2005 Annual Report on Form 10-K.

        Management must make estimates and assumptions that affect the Consolidated Financial Statements and the related footnote disclosures. While management makes its best judgment, actual results could differ from those estimates.

        Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

        Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

Accounting Changes

Stock-Based Compensation

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which replaces the existing SFAS 123 and APB 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires companies to measure compensation expense for stock options and other share-based payments based on the instruments' grant date fair value, and to record expense based on that fair value reduced by expected forfeitures.

        The Company adopted this standard by using the modified prospective approach. Beginning January 1, 2006, Citigroup recorded incremental expense for stock options granted prior to January 1, 2003 (the date the Company adopted SFAS 123). That expense will equal the remaining unvested portion of the grant-date fair value of those stock options, reduced by estimated forfeitures. The Company recorded incremental compensation expense of $19 million in the 2006 first quarter and $12 million in the 2006 second quarter. Based on current estimates, the incremental charges for each of the remaining two quarters of 2006 and all of 2007 are pretax $12 million and $11 million, respectively.

        The Company maintains a number of incentive programs in which equity awards are granted to eligible employees. The most significant of the programs offered is the Capital Accumulation Program (CAP). Under the CAP program, the Company grants deferred and restricted shares to eligible employees. The program provides that employees who meet certain age plus years-of-service requirements (retirement-eligible employees) may terminate active employment and continue vesting in their awards provided they comply with specified non-compete provisions. For awards granted to retirement-eligible employees prior to the adoption of SFAS 123(R), the Company has been and will continue to amortize the compensation cost of these awards over the full vesting periods. Awards granted to retirement-eligible employees after the adoption of SFAS 123(R) must be either expensed on the grant date or accrued in the year prior to the grant date.

        The impact to the 2006 first quarter results was a charge of $846 million ($520 million after-tax). This charge consisted of $648 million ($398 million after-tax) for the immediate expensing of awards granted to retirement-eligible employees in January 2006, and $198 million ($122 million after-tax) for the quarterly accrual of the estimated awards that will be granted through January 2007. In the 2006 second quarter, the accrual for estimated January 2007 awards was $168 million ($104 million after-tax). The Company has changed the plan's retirement eligibility for the January 2007 management awards, which impacted the amount of the accrual in the 2006 second quarter. The Company will continue to accrue for the estimated awards that will be granted through January 2007 in the third and fourth quarters of 2006.

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

        Local market practices and requirements with regards to restoration activity under a real estate lease agreement differ by region. Based on a review of active lease terms and conditions, historical costs of past restorations activities, and local market practices, an estimate of the expected real estate restoration costs for some of the Company's branches and office space was determined. Each region applied local inflation and discount rates to determine the present value of the liability and capitalized asset amounts.

        The impact of adopting this interpretation was an increase to total liabilities and total assets for $150 million and $122 million, respectively. The increase in total assets is net of an increase in accumulated depreciation for $52 million. In addition, a $49 million after-tax ($80 million pretax) charge to earnings, which was reported on the Consolidated Statement of Income as cumulative effect of accounting change, was recorded in the 2005 fourth quarter.

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

Future Application of Accounting Standards

Accounting for Uncertainty in Income Taxes

        On July 13, 2006, the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes," which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for "uncertain tax positions." This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity's tax reserves. Citigroup will be required to adopt this Interpretation as of January 1, 2007. The Company is still evaluating the impact of the adoption of FIN 48.

Leveraged Leases

        On July 13, 2006, the FASB issued a Staff Position, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction" (FSP 13-2), which provides guidance regarding changes or projected changes in the timing of cash flows relating to income taxes generated by a leveraged lease transaction.

        Leveraged leases can provide significant tax benefits to the lessor. Since changes in the timing and/or amount of these tax benefits may have a material effect on the cash flows of a lease transaction, a lessor, in accordance with FSP 13-2, will be required to perform a recalculation of a leveraged lease when there is a change or projected change in the timing of the realization of tax benefits generated by that lease. Currently, Citigroup does not recalculate the tax benefits if only the timing of cash receipts has changed.

        The effective date of FSP 13-2 for Citigroup is January 1, 2007. Citigroup is currently assessing the potential impact of FSP 13-2.

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

Potential Amendments to Various Current Accounting Standards

        The FASB and other authoritative sources are currently working on a number of amendments to the existing accounting standards governing asset transfers and fair value of financial instruments. Upon completion of these standards, the Company will need to reevaluate its accounting and disclosures. Due to the ongoing deliberations of the standard setters, the Company is unable to accurately determine the effect of future amendments or proposals at this time.

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

2.    Business Developments

Acquisition of Federated Credit Card Portfolio and Credit Card Agreement With Federated Department Stores

        In June 2005, Citigroup announced a long-term agreement with Federated Department Stores, Inc. (Federated) under which the companies will partner to manage approximately $6.2 billion of Federated's credit card receivables, including existing and new accounts, executed in three phases.

        For the first phase, which closed in October 2005, Citigroup acquired Federated's receivables under management, totaling approximately $3.3 billion. For the second phase, which closed in May 2006, additional Federated receivables totaling approximately $1.9 billion were transferred to Citigroup from the previous provider. For the final phase, in the 2006 third quarter, Citigroup expects to acquire the approximately $1.0 billion credit card receivable portfolio of The May Department Stores Company (May), which recently merged with Federated.

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

        The following is summarized financial information for discontinued operations, including cash flows, related to the Sale of the Asset Management Business:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2006	2005	2006	2005
Total revenues, net of interest expense	$—	$323	$21	$660

Income (loss) from discontinued operations	$—	$99	$(1)	$185
Gain on sale	—	—	21	—
Provision (benefit) for income taxes and minority interest, net of taxes	(3)	37	7	70

Income from discontinued operations, net of taxes	$3	$62	$13	$115

	Six Months Ended June 30,
In millions of dollars
	2006	2005
Cash flows from:
Operating activities	$—	$(162)
Investing activities	—	128
Financing activities	—	—

Net cash used in discontinued operations	$—	$(34)

        The following is a summary of the assets and liabilities of discontinued operations related to the Sale of the Asset Management Business as of December 1, 2005:

In millions of dollars	December 1, 2006
Assets
Cash and due from banks	$96
Investments	3
Intangible assets	776
Other assets	563

Total assets	$1,438

Liabilities
Other liabilities	$575

Total liabilities	$575

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

        Citigroup received $1.0 billion in MetLife equity securities and $10.830 billion in cash, which resulted in an after-tax gain of approximately $2.120 billion ($3.386 billion pretax). On July 3, 2006, Citigroup completed the sale of its MetLife shares, resulting in a $133 million pretax gain, which will be recorded in the 2006 third quarter.

        On July 31, 2006, the final settlement with MetLife was completed, resulting in an additional after-tax gain of $75 million ($115 million pretax) which will be recognized in the 2006 third quarter as part of discontinued operations.

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

        Results for all of the businesses included in the Sale of the Life Insurance and Annuities Business are reported as Discontinued Operations for all periods presented. The unrealized gain on the MetLife securities after the closing of the transaction, but prior to hedging, are included in the Consolidated Statement of Changes in Stockholders' Equity within "Accumulated Other Changes in Equity from Nonowner Sources" (net change in unrealized gains and losses on investment securities, net of tax). The change in the fair value of these securities, subsequent to hedging, have been recognized in current earnings in accordance with SFAS 133 to offset gain/loss on the hedged instrument. Any effects on the Company's current earnings related to these securities, such as dividend revenue and hedging costs, are included in the results of Alternative Investments.

        During the 2006 first quarter, $15 million of the total $657 million tax contingency reserve release was reported within Discontinued Operations as it related to the Life & Annuities Business sold to MetLife, Inc. See "Settlement of IRS Tax Audit" discussion on page 9.

        Summarized financial information for discontinued operations, including cash flows, related to the Sale of the Life Insurance and Annuities Business is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2006	2005	2006	2005
Total revenues, net of interest expense	$—	$1,380	$—	$2,742

Income from discontinued operations	$—	$394	$2	$791
Provision (benefit) for income taxes	—	114	(28)	238

Income from discontinued operations, net of taxes	$—	$280	$30	$553

	Six Months Ended June 30,
In millions of dollars
	2006	2005
Cash flows from:
Operating activities	$—	$(2,989)
Investing activities	—	2,248
Financing activities	—	763

Net cash provided by discontinued operations	$—	$22

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

The Spin-off of Travelers Property Casualty Corp.

        During the 2006 first quarter, releases from various tax contingency reserves were recorded as the IRS concluded their tax audits for the years 1999 through 2002. Included in these releases was $44 million related to Travelers Property Casualty Corp., which the Company spun off during 2002. This release has been included in the provision for income taxes within the results for discontinued operations. See "Settlement of IRS Tax Audit" discussion on page 9.

Combined Results for Discontinued Operations

        Summarized financial information for all of the Company's discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2006	2005	2006	2005
Total revenues, net of interest expense	$—	$1,703	$21	$3,402

Income from discontinued operations	$—	$493	$1	$976
Gain on sale	—	—	21	—
Provision (benefit) for income taxes and minority interest, net of taxes	(3)	151	(65)	308

Income from discontinued operations, net of taxes	$3	$342	$87	$668

4.    Business Segments

        The following table presents certain information regarding the Company's continuing operations by segment:

	Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes(2)		Income (Loss) from Continuing Operations(1)		Identifiable Assets
	Three Months Ended June 30,						June 30,	December 31,
In millions of dollars, except identifiable assets in billions
	2006	2005	2006	2005	2006	2005	2006	2005
Global Consumer	$12,628	$12,007	$1,400	$1,295	$3,177	$2,897	$595	$559
Corporate and Investment Banking	6,761	5,156	702	420	1,723	1,372	936	839
Global Wealth Management	2,492	2,100	176	192	347	322	63	63
Alternative Investments	584	1,112	138	334	257	385	12	13
Corporate/Other	(283)	(206)	(113)	(62)	(242)	(245)	21	20

Total	$22,182	$20,169	$2,303	$2,179	$5,262	$4,731	$1,627	$1,494

	Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes(2)		Income (Loss) from Continuing Operations(1)
	Six Months Ended June 30,
In millions of dollars
	2006	2005	2006	2005	2006	2005
Global Consumer	$24,583	$24,125	$2,247	$2,609	$6,250	$5,740
Corporate and Investment Banking	14,040	11,193	1,276	1,155	3,652	3,051
Global Wealth Management	4,975	4,273	312	372	634	641
Alternative Investments	1,259	1,978	249	601	610	747
Corporate/Other	(492)	(204)	(244)	(74)	(329)	(333)

Total	$44,365	$41,365	$3,840	$4,663	$10,817	$9,846

(1)
Results in the 2006 second quarter and six-month period include pretax provisions (credits) for benefits, claims and credit losses in Global Consumer of $1.6 billion and $3.3 billion, respectively, in CIB of $173 million and $173 million, respectively, in Global Wealth Management of $8 million and $13 million, respectively, and in Alternative Investments of ($13) million and ($13) million, respectively. The 2005 second quarter and six-month period include pretax provisions (credits) for benefits, claims, and credit losses in Global Consumer of $2.0 billion and $4.1 billion, respectively, in CIB of ($14) million and ($70) million, respectively, and in Corporate/Other of ($1) million and ($1) million, respectively. Global Wealth Management recorded a pretax credit of ($16) million for the six-month period of 2005.

(2)
The effective tax rates for the 2006 periods reflect the impact of the resolution of the Federal Tax Audit.

5.     Interest Revenue and Expense

        For the three-month and six-month periods ending June 30, 2006 and 2005, interest revenue and expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2006	2005	2006	2005
Interest revenue
Loan interest, including fees	$13,598	$11,486	$26,407	$22,759
Deposits with banks	630	408	1,215	762
Federal funds sold and securities purchased under agreements to resell	3,397	2,205	6,602	4,060
Investments, including dividends	2,255	1,913	4,311	3,674
Trading account assets(1)	2,888	1,935	5,447	3,783
Other interest	759	520	1,409	964

Total interest revenue	$23,527	$18,467	$45,391	$36,002

Interest expense
Deposits	$5,204	$3,154	$9,709	$5,912
Trading account liabilities(1)	62	30	115	54
Short-term debt and other liabilities	5,667	3,565	10,721	6,529
Long-term debt	2,784	1,919	5,279	3,597

Total interest expense	$13,717	$8,668	$25,824	$16,092

Net interest revenue	$9,810	$9,799	$19,567	$19,910
Provision for loan losses	1,436	1,720	2,832	3,533

Net interest revenue after provision for loan losses	$8,374	$8,079	$16,735	$16,377

(1)
Interest expense on trading account liabilities of the CIB is reported as a reduction of interest revenue for trading account assets.

6.     Commissions and Fees

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

        The following table presents commissions and fees revenue for the three-month and six-month periods ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2006	2005(1)	2006	2005(1)
Credit cards and bank cards	$1,303	$1,277	$2,569	$2,524
Investment banking	1,098	873	2,108	1,733
Smith Barney	765	559	1,482	1,129
CIB trading-related	705	540	1,360	1,114
Checking-related	251	254	499	494
Transaction services	209	187	418	365
Corporate finance	202	109	372	206
Loan servicing(2)	436	(192)	1,004	(98)
Primerica	106	81	202	171
Other Consumer	174	209	336	405
Other CIB	62	86	126	162
Other	20	(5)	43	(18)

Total commissions and fees	$5,331	$3,978	$10,519	$8,187

(1)
Reclassified to conform to current period's presentation.

(2)
Includes fair value adjustments on mortgage servicing assets.

7.     Retirement Benefits

        The Company has several non-contributory defined benefit pension plans covering substantially all U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. defined benefit plan uses a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior pay formula. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. For information on the Company's Retirement Benefit Plans and Pension Assumptions, see Citigroup's 2005 Annual Report on Form 10-K.

        The table below summarizes the components of the net expense recognized in the Consolidated Statement of Income for the three and six months ended June 30, 2006 and 2005.

Net Expense

	Three Months Ended June 30,
	Pension Plans				Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
In millions of dollars
	2006	2005	2006	2005	2006	2005
Benefits earned during the period	$67	$68	$45	$42	$—	$—
Interest cost on benefit obligation	158	150	68	60	14	16
Expected return on plan assets	(212)	(202)	(84)	(69)	(3)	(4)
Amortization of unrecognized:
Net transition obligation	—	—	—	—	—	—
Prior service cost	(6)	(6)	—	—	(1)	(1)
Net actuarial loss	43	35	14	13	3	3

Net expense	$50	$45	$43	$46	$13	$14

	Six Months Ended June 30,
		Pension Plans			Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
In millions of dollars
	2006	2005	2006	2005	2006	2005
Benefits earned during the period	$135	$135	$88	$83	$1	$1
Interest cost on benefit obligation	315	300	136	120	30	31
Expected return on plan assets	(424)	(404)	(168)	(139)	(6)	(7)
Amortization of unrecognized:
Net transition obligation	—	—	—	1	—	—
Prior service cost	(12)	(12)	1	—	(2)	(2)
Net actuarial loss	87	71	28	27	6	6

Net expense	$101	$90	$85	$92	$29	$29

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $13 million and $11 million for the three months ended June 30, 2006 and 2005, respectively, and $27 million and $22 million during the first six months of 2006 and 2005, respectively.

(2)
For plans outside the U.S., net postretirement benefit expense was $6 million and $3 million for the three months ended June 30, 2006 and 2005, respectively, and $12 million and $7 million during the first six months of 2006 and 2005, respectively.

Employer Contributions

        Citigroup's funding policy for U.S. and non-U.S. pension plans is generally to fund to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), if appropriate, to its tax and cash position and the plan's funded position. At June 30, 2006 and December 31, 2005, there were no minimum required contributions and no discretionary or non-cash contributions are currently planned for the U.S. plans. However, in 2005, the Company contributed $160 million to the U.S. pension plan to avoid an additional minimum liability at December 31, 2005. For the non-U.S. plans, the Company contributed $234 million as of June 30, 2006. Citigroup presently anticipates contributing an additional $82 million to fund its non-U.S. plans in 2006 for a total of $316 million.

8.     Incentive Plans

        The Company has adopted a number of equity compensation plans under which it administers stock options, restricted or deferred stock and stock purchase programs. The award programs are used to attract, retain and motivate officers and employees, to compensate them for their contributions to the Company, and to encourage employee stock ownership. The plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is composed entirely of independent non-employee directors. At June 30, 2006, approximately 318 million shares were authorized and available for grant under Citigroup's stock incentive and stock purchase plans. These shares would be issued out of Treasury stock.

        The following compensation expense relates to the Company's stock-based compensation programs as recorded during the 2006 and 2005 second quarters, and year-to-date 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2006	2005	2006	2005
SFAS 123(R) charges for January 2006 awards issued to retirement-eligible employees	$—	$—	$648	$—
SFAS 123(R) quarterly accrual for estimated awards to be granted through January 2007 to retirement-eligible employees	168	—	366	—
Quarterly Option Expense	36	50	70	98
Quarterly amortization of Restricted and Deferred Stock awards(1)	463	415	881	887

Total	$667	$465	$1,965	$985

(1)
Represents the quarterly amortization of the remaining unvested restricted and deferred stock awards that were granted to all employees who received awards prior to 2006. The 2006 quarter also includes amortization expense for awards granted to non-retirement-eligible employees in the 2006 first quarter. Also included is amortization of the forfeiture provision on stock awards.

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

        Stock awards granted in January 2006 and 2005 generally vest 25% per year over four years, except for certain employees at Smith Barney whose awards vest after two years. Stock awards granted in 2003 and 2004 generally vest after a two- or three-year vesting period. CAP participants may elect to receive all or part of their award in stock options. The figures presented in the stock option program tables include options granted under CAP. Unearned compensation expense associated with the stock awards represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the full vesting period, except for those awards granted to retirement-eligible employees. The charge to income for awards made to retirement-eligible employees is accelerated based on the dates the retirement rules are met.

        CAP and certain other awards provide that participants who meet certain age and years of service conditions, and agree not to compete with Citigroup, may continue to vest in all or a portion of the award without remaining employed by the Company during the entire vesting period. Beginning in 2006, awards for these retirement-eligible employees are recognized in the year prior to the grant in the same manner as cash incentive compensation is accrued. However, the award granted in 2006 was required to be expensed in its entirety at the date of grant. Prior to 2006, such awards were recognized ratably over the stated vesting period. See Note 1 to the Consolidated Financial Statements on page 87 for the impact of adopting SFAS 123(R).

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

        From 2003 to 2006, Citigroup granted restricted or deferred shares under the Citigroup Ownership Program (COP) to eligible employees. This program replaces the WealthBuilder, CitiBuilder, and Citigroup Ownership stock option programs. Employees are issued either restricted or deferred shares of Citigroup common stock that vest after three years. Unearned compensation expense associated with the stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period, except for those awards granted to retirement-eligible employees.

The charge to income for awards made to retirement-eligible employees is accelerated based on the dates the retirement rules are met.

        A summary of the status of Citigroup's unvested stock awards as of June 30, 2006, and changes during the half-year ended June 30, 2006, is presented below:

Unvested Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	117,623,501	$44.12
Awards	59,616,951	$48.58
Cancels	(3,507,036)	$46.90
Deletes	(198,369)	$46.51
Vestings	(41,255,520)	$38.55

Unvested at June 30, 2006	132,279,527	$47.78

        The market value of the vestings during the 2006 first six months was approximately $46 per share.

        As of June 30, 2006, there was $3.6 billion of total unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a weighted-average period of 2.9 years.

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

        Information with respect to stock option activity under Citigroup stock option plans for the six months ended June 30, 2006, and year ended December 31, 2005 is as follows:

	2006			2005
	Options	Weighted Average Exercise Price	Intrinsic Value Per Share	Options	Weighted Average Exercise Price	Intrinsic Value Per Share
Outstanding, beginning of period	277,255,935	$40.27	$8.26	330,910,779	$39.28	$8.90
Granted-original	3,019,326	$48.92	—	5,279,863	47.45	—
Granted-reload	2,324,784	$49.70	—	3,013,384	48.85	—
Forfeited or exchanged	(9,654,625)	$45.94	1.93	(17,726,910)	44.29	2.33
Expired	(903,320)	$42.09	5.78	(2,572,189)	47.70	—
Exercised	(23,805,591)	$32.70	15.17	(41,648,992)	31.72	14.90

Outstanding, end of period	248,236,509	$40.95	$7.30	277,255,935	$40.27	$8.26

Exercisable at end of period	194,416,487			221,497,294

        The following table summarizes the information about stock options outstanding under Citigroup stock options plans at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life Remaining	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.77 — $9.99	72,370	.6 years	$9.40	72,026	$9.40
$10.00 — $19.99	2,711,342	1.3 years	$18.63	2,708,544	$18.63
$20.00 — $29.99	30,426,364	1.9 years	$22.79	30,305,659	$22.78
$30.00 — $39.99	41,273,304	3.4 years	$33.03	30,137,354	$33.19
$40.00 — $49.99	162,084,287	4.2 years	$45.97	119,939,881	$45.78
$50.00 — $56.83	11,668,842	2.9 years	$51.87	11,253,023	$51.93

	248,236,509	3.7 years	$40.95	194,416,487	$40.21

        As of June 30, 2006, there was $73.9 million of total unrecognized compensation cost related to stock options; this cost is expected to be recognized over a weighted average period of 1.13 years.

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

        Additional valuation and related assumption information for Citigroup option plans, including the Citigroup 2003 Stock Purchase Program, is presented below. Since 2004, Citigroup used a binomial model to value stock options.

For Options Granted During	2006	2005
Weighted average per share fair value	$7.09	$7.23
Weighted averaged expected life
Original grants	4.56 yrs.	5.26 yrs.
Reload grants	2.32 yrs.	3.29 yrs.
Valuation assumptions
Expected volatility	20.53%	25.06%
Risk-free interest rate	4.48%	3.66%
Expected dividend yield	3.87%	3.35%
Expected annual forfeitures
Original and reload grants	7%	7%

9.     Earnings Per Share

        The following reflects the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts
	2006	2005	2006	2005
Income from continuing operations	$5,262	$4,731	$10,817	$9,846
Discontinued operations	3	342	87	668
Preferred dividends	(16)	(17)	(32)	(34)

Income available to common stockholders for basic EPS	5,249	5,056	10,872	10,480
Effect of dilutive securities	—	—	—	—

Income available to common stockholders for diluted EPS	$5,249	$5,056	$10,872	$10,480

Weighted average common shares outstanding applicable to basic EPS	4,899.0	5,119.1	4,909.9	5,126.2
Effect of dilutive securities:
Options	27.9	34.9	27.6	37.4
Restricted and deferred stock	63.1	54.1	61.5	53.5

Adjusted weighted average common shares outstanding applicable to diluted EPS	4,990.0	5,208.1	4,999.0	5,217.1

Basic earnings per share(1)
Income from continuing operations	$1.07	$0.92	$2.20	$1.91
Discontinued operations, net	—	0.07	0.02	0.13

Net income	$1.07	$0.99	$2.21	$2.04

Diluted earnings per share(1)
Income from continuing operations	$1.05	$0.91	$2.16	$1.88
Discontinued operations, net	—	0.06	0.02	0.13

Net income	$1.05	$0.97	$2.17	$2.01

(1)
Due to rounding, earnings per share on continuing and discontinued operations may not sum to earnings per share on net income.

10.   Trading Account Assets and Liabilities

        Trading account assets and liabilities, at market value, consisted of the following:

In millions of dollars	June 30, 2006	December 31, 2005
Trading account assets
U.S. Treasury and federal agency securities	$36,024	$38,771
State and municipal securities	13,375	17,856
Foreign government securities	27,137	21,266
Corporate and other debt securities	78,761	60,137
Derivatives(1)	49,929	47,414
Equity securities	77,312	64,553
Mortgage loans and collateralized mortgage securities	23,325	27,852
Other	22,027	17,971

Total trading account assets	$327,890	$295,820

Trading account liabilities
Securities sold, not yet purchased	$76,221	$59,780
Derivatives(1)	66,762	61,328

Total trading account liabilities	$142,983	$121,108

(1)
Pursuant to netting agreements, cash collateral and market value adjustments.

11.   Goodwill and Intangible Assets

        The changes in goodwill during the first six months of 2006 were as follows:

In millions of dollars	Goodwill
Balance at December 31, 2005	$33,130
Purchase accounting adjustment—Legg Mason acquisition	24
Purchase accounting adjustment—FAB acquisition	19
Foreign exchange translation and other	(240)

Balance at March 31, 2006	$32,933
Consolidation of Credicard business	270
Partial disposition of ownership interest in Bank Handlowy	(33)
Sale of New York Branches	(23)
Foreign exchange translation and other	(237)

Balance at June 30, 2006	$32,910

        During the first two quarters of 2006, no goodwill was written off due to impairment.

        The changes in intangible assets during the first six months of 2006 were as follows:

In millions of dollars	Intangible Assets (Net Carrying Amount)
Balance at December 31, 2005	$14,749
Changes in capitalized MSRs(1)	613
Foreign exchange translation and other	(2)
Amortization expense	(268)

Balance at March 31, 2006	$15,092

Changes in capitalized MSRs(1)	$611
Federated receivables acquisition—purchased credit card relationships	320
Consolidation of Credicard business—purchased credit card relationships	75
Servicing rights on Student Loan securitizations	30
Foreign exchange translation and other	(7)
Amortization expense	(271)

Balance at June 30, 2006	$15,850

(1)
See Note 14 to the Consolidated Financial Statements on page 104 for a summary of the changes in capitalized MSRs.

        The components of intangible assets were as follows:

	June 30, 2006			December 31, 2005
In millions of dollars	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount
Purchased credit card relationships	$7,948	$3,250	$4,698	$7,541	$2,929	$4,612
Mortgage servicing rights(1)	5,565	—	5,565	8,808	4,469	4,339
Core deposit intangibles	1,189	427	762	1,248	424	824
Other customer relationships	1,052	625	427	1,065	596	469
Present value of future profits	426	237	189	429	229	200
Other(2)	4,491	760	3,731	4,455	647	3,808

Total amortizing intangible assets	$20,671	$5,299	$15,372	$23,546	$9,294	$14,252
Indefinite-lived intangible assets			478			497

Total intangible assets			$15,850			$14,749

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

(2)
Includes contract-related intangible assets.

12.   Investments

In millions of dollars	June 30, 2006	December 31, 2005
Fixed income securities, substantially all available-for-sale at fair value	$177,242	$163,177
Equity securities	14,131	14,368
Venture capital, at fair value	3,221	2,844
Short-term and other	359	208

Total	$194,953	$180,597

        The amortized cost and fair value of investments in fixed income and equity securities at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006				December 31, 2005(1)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Fixed income securities held to maturity(2)	$1	$—	$—	$1	$2	$2
Fixed income securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. Federal agencies	14,731	25	712	14,044	13,157	12,937
U.S. Treasury and Federal agencies	28,679	39	588	28,130	28,448	28,034
State and municipal	12,848	583	165	13,266	13,090	13,581
Foreign government	74,131	230	859	73,502	67,823	67,874
U.S. corporate	27,489	488	251	27,726	25,050	25,055
Other debt securities	20,640	36	103	20,573	15,665	15,694

Total fixed income securities available-for-sale(3)	$178,519	$1,401	$2,678	$177,242	$163,235	$163,177

Equity securities(4)	$13,310	$982	$161	$14,131	$13,017	$14,368

(1)
At December 31, 2005, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $2.769 billion and $1.476 billion, respectively.

(2)
Recorded at amortized cost.

(3)
Includes fixed income securities, held to maturity.

(4)
Includes non-marketable equity securities carried at cost of $9,330 million and $8,329 million at June 30, 2006 and December 31, 2005, respectively, which are reported in both the amortized cost and fair value columns.

        Realized and unrealized gains and losses related to the venture capital investments are classified in other revenue as the mark-to-market of these investments is recognized in earnings. The net gains reflected in earnings from these venture capital investments were $275 million and $391 million for the three months and six months ended June 30, 2006, and $709 million and $1,331 million for the three and six months ended June 30, 2005, respectively. The total carrying value and cost for the venture capital investments on June 30, 2006 were as follows:

In millions of dollars	2006	2005
Carrying value	$3,221	$4,800
Cost	2,373	3,473

        The Company invests in complex investment company structures known as master-feeder funds. Each feeder fund records its net investment in the master fund, which is the sole or principal investment of the feeder fund. The Company consolidates feeder funds where it has a controlling interest. At June 30, 2006, the total assets of consolidated feeder funds amounted to approximately $1.7 billion. The Company has not consolidated the assets and liabilities of the master funds. As such, Citigroup's balance sheet excludes approximately $6.9 billion of additional assets and liabilities recorded in the related master funds' financial statements.

13.   Debt

        Short-term borrowings consist of commercial paper and other short-term borrowings as follows:

In millions of dollars	June 30, 2006	December 31, 2005
Commercial paper
Citigroup Funding Inc.	$31,642	$32,581
Other Citigroup Subsidiaries	1,489	1,578

	$33,131	$34,159
Other short-term borrowings	39,450	32,771

Total short-term borrowings	$72,581	$66,930

        Citigroup issues commercial paper directly to investors. Citigroup maintains liquidity reserves of cash and securities as part of a broad liquidity management framework in support of commercial paper issuance.

        Citigroup, CGMHI, and some of their nonbank subsidiaries have credit facilities with Citigroup's subsidiary banks, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

        CGMHI has a syndicated five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $2.5 billion maturing in 2010. CGMHI also has three-and five-year bilateral facilities totaling $575 million with unaffiliated banks with borrowings maturing on various dates in 2007, 2008 and 2010. These facilities are guaranteed by Citigroup. CGMHI may borrow under these revolving credit facilities at various interest rate options (LIBOR, Fed Funds or base rate) and compensates the banks for these facilities through facilities fees. At June 30, 2006, there were no outstanding borrowings under these facilities.

        CGMHI also has committed long-term financing facilities with unaffiliated banks. At June 30, 2006, CGMHI had drawn down the full $1.78 billion available under these facilities, of which $1.08 billion is guaranteed by Citigroup. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). Under all of these facilities, CGMHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At June 30, 2006, this requirement was exceeded by approximately $10.6 billion. CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

        Long-term debt, including its current portion, consisted of the following:

In millions of dollars	June 30, 2006	December 31, 2005
Citigroup Parent Company	$109,644	$100,600
Other Citigroup Subsidiaries	82,520	71,139
Citigroup Global Markets Holdings Inc.(1)	33,705	39,214
Citigroup Funding Inc.(2)	13,232	5,963
Other	456	583

Total long-term debt	$239,557	$217,499

(1)
Includes Targeted Growth Enhanced Term Securities (TARGETS) with carrying values of $343 million issued by TARGETS Trusts XIX through XXIV and $376 million issued by TARGETS Trusts XVIII through XXIV at June 30, 2006 and December 31, 2005, respectively (collectively, the "CGMHI Trusts"). CGMHI owns all of the voting securities of the CGMHI Trusts which are consolidated in Citigroup's Consolidated Balance Sheet. The CGMHI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the CGMHI Trusts' common securities. The CGMHI Trusts' obligations under the TARGETS are fully and unconditionally guaranteed by CGMHI, and CGMHI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

(2)
Includes Targeted Growth Enhanced Term Securities (TARGETS) with carrying values of $57 million and $58 million issued by TARGETS Trusts XXV and XXVI at June 30, 2006 and December 31, 2005, respectively (collectively, the "CFI Trusts"). CFI owns all of the voting securities of the CFI Trusts which are consolidated in Citigroup's Consolidated Balance Sheet. The CFI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the CFI Trusts' common securities. The CFI Trusts' obligations under the TARGETS are fully and unconditionally guaranteed by CFI and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

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

        Long-term debt at June 30, 2006 and December 31, 2005 includes $6,768 million and $6,459 million, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

        Citigroup has contractually agreed not to redeem or repurchase the 6.875% Enhanced Trust Preferred Securities of Citigroup Capital XIV before June 30, 2036 unless certain conditions, described in Exhibit 4.03 to Citigroup's Current Report on Form 8-K filed on July 6, 2006, are met. This agreement is for the benefit of the holders from time to time of Citigroup's 6.00% Junior Subordinated Deferrable Interest Debentures due 2034.

        For Regulatory Capital purposes, these Trust Securities remain a component of Tier 1 Capital. See "Capital Resources and Liquidity" on page 71.

        Citigroup owns all of the voting securities of the subsidiary trusts. The subsidiary trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the subsidiary trusts' common and preferred securities. The subsidiary trusts' obligations are fully and unconditionally guaranteed by Citigroup.

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at June 30, 2006:

						Junior Subordinated Debentures Owned by Trust
					Common Shares Issued to Parent
Trust Securities with distributions Guaranteed by Citigroup:	Issuance Date	Securities Issued	Liquidation Value	Coupon Rate		Amount	Maturity	Redeemable by Issuer Beginning
In millions of dollars, except share amounts
Citicorp Capital I(1)	Dec. 1996	300,000	$300	7.933%	9,000	$309	Feb. 15, 2027	Feb. 15, 2007
Citicorp Capital II(1)	Jan. 1997	450,000	450	8.015%	13,500	464	Feb. 15, 2027	Feb. 15, 2007
Citigroup Capital II	Dec. 1996	400,000	400	7.750%	12,372	412	Dec. 1, 2036	Dec. 1, 2006
Citigroup Capital III	Dec. 1996	200,000	200	7.625%	6,186	206	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	24,000,000	600	6.000%	742,269	619	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIV(2)	June 2006	20,000,000	500	6.875%	40,000	501	June 30, 2066	June 30, 2011
Adam Capital Trust I(3)	Nov. 2001	25,000	25	6 mo. LIB +375 bp.	774	26	Dec. 08, 2031	Dec. 08, 2006
Adam Statutory Trust I(3)	Dec. 2001	23,000	23	3 mo. LIB +360 bp.	712	24	Dec. 18, 2031	Dec. 18, 2006
Adam Capital Trust II(3)	Apr. 2002	22,000	22	6 mo. LIB +370 bp.	681	23	Apr. 22, 2032	Apr. 22, 2007
Adam Statutory Trust II(3)	Mar. 2002	25,000	25	3 mo. LIB +360 bp.	774	26	Mar. 26, 2032	Mar. 26, 2007
Adam Capital Trust III(3)	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 07, 2033	Jan. 07, 2008
Adam Statutory Trust III(3)	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV(3)	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V(3)	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$6,813			$7,009

(1)
Assumed by Citigroup via Citicorp's merger with and into Citigroup on August 1, 2005.

(2)
In July 2006, an additional $65.0 million, or 2.6 million shares, was issued by Citigroup Capital XIV.

(3)
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

14.   Securitizations and Variable Interest Entities

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

        The following table summarizes certain cash flows received from and paid to securitization trusts during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$7.6	$27.1	$9.1	$4.7	$21.9	$11.5
Proceeds from collections reinvested in new receivables	53.2	0.3	—	47.4	0.2	—
Contractual servicing fees received	0.5	0.2	—	0.5	0.3	—
Cash flows received on retained interests and other net cash flows	2.0	—	—	1.5	—	—

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$14.4	$44.3	$16.8	$9.2	$37.4	$17.8
Proceeds from collections reinvested in new receivables	107.1	0.4	—	91.7	0.3	—
Contractual servicing fees received	1.0	0.5	—	0.9	0.5	—
Cash flows received on retained interests and other net cash flows	4.4	—	—	3.1	—	—

(1)
Other includes corporate debt securities, student loans and other assets.

        The Company recognized gains on securitizations of mortgages of $25 million and $27 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $57 million and $113 million during the first six months of 2006 and 2005, respectively. In the second quarter of 2006 and 2005, the Company recorded net gains of $0.3 billion and $0.2 billion, respectively, related to the securitization of credit card receivables, and $0.5 billion and $0.5 billion for the six months ended June 30, 2006 and 2005, respectively. Gains recognized on the securitization of other assets during the second quarter of 2006 and 2005 were $71 million and $30 million, respectively, and were $91 million and $30 million during the first six months of 2006 and 2005, respectively.

        Key assumptions used for credit cards, mortgages, and other assets during the three months ended June 30, 2006 and 2005 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	Credit Cards	Mortgages and Other(1)	Credit Cards	Mortgages and Other(1)
Discount rate	12.0% to 15.0%	0.4% to 26.0%	14.0% to 16.4%	2.8% to 98.6%
Constant prepayment rate	8.5%	6.6% to 43.0%	13.5% to 18.2%	6.0% to 46.4%
Anticipated net credit losses	3.8% to 5.5%	0.0% to 40.0%	5.4% to 6.4%	0.0% to 80.0%

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

        At June 30, 2006, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Key assumptions at June 30, 2006
	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Mortgages and other(1)	0.4% to 26.0%	9.0% to 43.0%	0.0% to 40.0%

Credit cards	12.0% to 15.0%	8.5% to 15.1%	3.8% to 5.5%

(1)
Other includes corporate debt securities, student loans and other assets.

	June 30, 2006
In millions of dollars	Credit Cards	Mortgages and Other
Carrying value of retained interests	$8,085	$9,469

Discount rate
10%	$(58)	$(200)
20%	(115)	(390)

Constant prepayment rate
10%	$(133)	$(296)
20%	(251)	(562)

Anticipated net credit losses
10%	$(335)	$(7)
20%	(668)	(15)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers the securitized credit card receivables to be part of the business it manages.

        The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at June 30, 2006 and December 31, 2005, and credit losses, net of recoveries for the three- and six-month periods ended June 30, 2006 and 2005.

In millions of dollars, except principal amounts in billions	June 30, 2006	December 31, 2005
Principal amounts, at year end
On-balance sheet	$70.2	$69.5
Securitized amounts	97.3	96.2
Loans held-for-sale	—	—

Total managed	$167.5	$165.7

Delinquencies, at year end
On balance sheet	$1,457	$1,630
Securitized amounts	1,421	1,314
Loans held-for-sale	—	—

Total managed	$2,878	$2,944

	Three Months Ended June 30,		Six Months Ended June 30,
Credit losses, net of recoveries (In millions of dollars)
	2006	2005	2006	2005
On-balance sheet	$780	$797	$1,444	$1,713
Securitized amounts	969	1,307	1,840	2,469
Loans held-for-sale	—	9	4	13

Total managed	$1,749	$2,113	$3,288	$4,195

Mortgage Servicing Rights

        The carrying value of capitalized mortgage loan servicing rights (MSRs) was $5.6 billion, $4.3 billion and $3.4 billion at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. With the Company electing to early-adopt SFAS 156, "Accounting for Servicing of Financial Assets", as of January 1, 2006, MSRs are accounted for at fair value, with changes in value recorded in current earnings. Previously, only the portion of the MSR portfolio that was hedged with instruments qualifying for hedge accounting under SFAS 133 was recorded at fair value. The remaining portion, which was hedged with instruments that did not qualify for hedge accounting under SFAS 133, was accounted for at the lower-of-cost-or-market. The impact of this change to Citigroup's financial statements was not material.

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

        The following table summarizes the changes in capitalized MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2006	2005	2006	2005
Balance, beginning of period	$4,955	$4,190	$4,339	$4,149
Originations	308	210	485	382
Purchases	166	2	328	2
Gain (loss) on change in value of MSRs	136	(205)	413	(401)
Amortization(1)	—	(520)	—	(461)
Provision for impairments(1)	—	(267)	—	(261)

Balance, end of period	$5,565	$3,410	$5,565	$3,410

(1)
With the adoption of SFAS 156, the Company no longer amortizes servicing assets over the period of estimated net servicing income, or assesses impairment related to the excess of the MSRs' net carrying value over their fair value as any impairment would be reflected in the fair value of the MSRs. Prior to the adoption of SFAS 156, the provision for impairment of MSRs represented the excess of their net carrying value, which included the gain (loss) on change in MSR value, over their fair value. The provision for impairment increased the valuation allowance on MSRs, which was a component of the net MSRs' carrying value. A recovery of the MSR impairment was recorded when the fair value of the MSRs exceeded their carrying value, but it was limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $1.021 billion and $1.541 billion at December 31, 2005 and June 30, 2005, respectively. The provision for impairment of MSRs impacted the Consumer segment and is included in Other Revenue on the Consolidated Statement of Income.

Variable Interest Entities

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46-R under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	June 30, 2006	December 31, 2005
Cash	$0.6	$0.4
Trading account assets	29.3	29.7
Investments	5.1	3.2
Loans	7.5	9.5
Other assets	6.4	4.7

Total assets of consolidated VIEs	$48.9	$47.5

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and include VIEs consolidated as a result of adopting FIN 46-R and FIN 46. Of the $48.9 billion and $47.5 billion of total assets of VIEs consolidated by the Company at June 30, 2006 and December 31, 2005, respectively, $37.0 billion and $37.2 billion represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients; $9.4 billion and $7.6 billion represent investment vehicles that were established to provide a return to the investors in the vehicles; and $2.5 billion and $2.7 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates.

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

        During 2003, to comply with FIN 46-R, many of the conduits issued "first loss" subordinated notes such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At June 30, 2006 and December 31, 2005, total assets in unconsolidated conduits were $57.6 billion and $55.3 billion, respectively.

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

        In addition to the conduits discussed above, the following table represents the assets of unconsolidated VIEs where the Company has significant involvement:

In billions of dollars	June 30, 2006	December 31, 2005
CDO-type transactions	$42.9	$40.7
Investment-related transactions	7.6	6.9
Trust preferred securities	6.8	6.5
Mortgage-related transactions	0.1	3.1
Structured finance and other	56.4	60.5

Total assets of significant unconsolidated VIEs	$113.8	$117.7

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $89 billion and $91 billion at June 30, 2006 and December 31, 2005, respectively. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 17 to the Consolidated Financial Statements on page 113.

15.   Changes in Equity from Nonowner Sources

        Changes in each component of "Accumulated Other Changes in Equity from Nonowner Sources" for the three- and six-month periods ended June 30, 2006 are as follows:

In millions of dollars	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2005	$1,084	$(4,090)	$612	$(138)	$(2,532)
Decrease in net unrealized gains on investment securities, net of tax	(110)	—	—	—	(110)
Less: Reclassification adjustment for gains included in net income, net of tax(1)	(246)	—	—	—	(246)
Foreign currency translation adjustment, net of tax(2)	—	(28)	—	—	(28)
Cash flow hedges, net of tax	—	—	206	—	206
Minimum pension liability adjustment, net of tax(3)	—	—	—	4	4

Change	$(356)	$(28)	$206	$4	$(174)

Balance, March 31, 2006	$728	$(4,118)	$818	$(134)	$(2,706)
Increase in net unrealized losses on investment securities, net of tax	(778)	—	—	—	(778)
Less: Reclassification adjustment for gains included in net income, net of tax	(196)	—	—	—	(196)
Foreign currency translation adjustment, net of tax(2)	—	27	—	—	27
Cash flow hedges, net of tax	—	—	305	—	305
Minimum pension liability adjustment, net of tax(3)	—	—	—	(3)	(3)

Current period change	$(974)	$27	$305	$(3)	$(645)

Balance, June 30, 2006	$(246)	$(4,091)	$1,123	$(137)	$(3,351)

(1)
Includes a $146 million after-tax gain on the sale of St. Paul Travelers shares in the 2006 first quarter.

(2)
Reflects, among other items, the net quarterly movements in the Mexican peso, Korean won, euro, Brazilian real, and the Australian dollar against the U.S. dollar and related tax effects.

(3)
Reflects additional minimum liability, as required by SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87), related to unfunded or book reserve plans, such as the U.S. nonqualified pension plans and certain foreign pension plans.

16.   Derivatives and Other Activities

        In the ordinary course of business, Citigroup enters into various types of derivative transactions. These derivative transactions include:

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

Citigroup enters into these derivative contracts for the following reasons:

  •
  Customer Needs—Citigroup offers its customers derivatives in connection with their risk-management actions to transfer, modify or reduce their interest rate, foreign exchange and other market / credit risks or for their own trading purposes. As part of this process, Citigroup considers the customers' suitability for the risk involved, and the business purpose for the transaction. Citigroup also manages its derivative-risk positions through offsetting trade activities, controls focused on price verifications, and daily reporting of positions to senior managers.

  •
  Trading Purposes—Citigroup trades derivatives for its own account. Trading limits and price verification controls are key aspects of this activity.

  •
  Asset/Liability Management Hedging—Citigroup uses derivatives in connection with its risk management activities to hedge certain risks. For example, Citigroup may issue a fixed rate long-term note and then enter into a receive-fixed, pay variable-rate interest rate swap with the same tenor and notional amount to convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes interest cost in certain yield curve environments. Derivatives are also used to manage risks inherent in specific groups of on-balance sheet assets and liabilities, including investments, corporate and consumer loans, deposit liabilities, other interest-sensitive assets and liabilities, as well as credit card securitizations, redemptions and sales. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, available-for-sale securities, net capital exposures and foreign exchange transactions.

        Citigroup accounts for its hedging activity in accordance with SFAS 133. As a general rule, SFAS 133 hedge accounting is permitted for those situations where the Company is exposed to a particular risk, such as interest rate or foreign exchange risk, that causes changes in the fair value of an asset or liability, or variability in the expected future cash flows of an existing asset, liability, or a forecasted transaction.

        Derivative contracts hedging the risks associated with the changes in fair value are referred to as fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called cash flow hedges. Hedges that utilize derivatives to manage the foreign exchange risk associated with equity investments in non-US dollar functional currency foreign subsidiaries are called net investment hedges.

        All derivatives are reported on the balance sheet at fair value. If certain hedging criteria specified in SFAS 133 are met, including testing for hedging effectiveness, special hedge accounting may be applied. The hedge effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships. For fair value hedges, the changes in value of the hedging derivative, as well as the changes in value of the related hedged item, due to the risk being hedged, are reflected in current earnings. For cash flow hedges and net investment hedges, the changes in value of the hedging derivative are reflected in "Accumulated other changes in equity from nonowner sources" in stockholders' equity, to the extent the hedge was effective. Hedge ineffectiveness, in either case, is reflected in current earnings.

        Continuing with the example referred to above, the fixed rate long-term note is recorded at amortized cost under current U.S. GAAP. However, by electing to use SFAS 133 hedge accounting, this note is adjusted for changes in the benchmark floating rate, with any changes recorded in current earnings. The related interest rate swap is also recorded on the balance sheet at fair value, with any changes in fair value attributable to changes in interest rates reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, an economic-basis hedge, which does not meet the SFAS 133 hedging criteria, would involve only recording the derivative at fair value on the balance sheet, with its associated changes in value recorded in earnings. The note would continue to be carried at amortized cost and therefore current earnings would be impacted only by the interest rate shifts that cause the change in the swap's value. This type of hedge is undertaken when SFAS 133 hedge requirements cannot be achieved in an efficient and cost-effective manner.

Fair value hedges

  •
  Hedging of benchmark interest rate risk—Citigroup hedges exposure to changes in the fair value of fixed-rate financing transactions, including liabilities related to outstanding debt, borrowings and time deposits. The fixed cash flows from those financing transactions are converted to benchmark-variable-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. Typically these fair value hedge relationships use dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis.

        Citigroup also hedges exposure to changes in the fair value of fixed-rate assets, including available-for-sale securities, reverse repurchase agreements and inter-bank placements. The hedging instruments mainly used are receive-variable, pay-fixed interest rate swaps for the remaining hedged asset categories. Most of these fair value hedging relationships use dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis, while others use regression analysis.

        For some fair value hedges of benchmark interest rate risk, Citigroup uses the "shortcut" method as SFAS 133 allows the Company to assume no ineffectiveness if the hedging relationship involves an interest-bearing financial asset or liability and an interest rate swap. In order to assume no ineffectiveness, Citigroup ensures that all the shortcut method requirements of SFAS 133 for these types of hedging relationships are met.

  •
  Hedging of foreign exchange risk—Citigroup hedges the change in fair value attributable to foreign exchange rate movements in available-for-sale securities that are denominated in currencies other than the functional currency of the entity holding the securities, which may be within or outside the U.S. Typically, the hedging instrument employed is a short-term forward foreign exchange contract. In this type of hedge, the change in fair value of the hedged available-for-sale security attributable to the portion of foreign exchange risk hedged is reported in earnings and not other comprehensive income—a process that serves to offset substantially the change in fair value of the forward contract that is also reflected in earnings. Citigroup typically considers the premium associated with forward contracts (differential between spot and contractual forward rates) as the cost of hedging; this is generally excluded from the assessment of hedge effectiveness and reflected directly in earnings. Hedge effectiveness is typically measured based on changes in fair value attributable to changes in spot rates on both the available-for-sale securities and the forward contracts for the portion of the relationship hedged. As a result, the amount of hedge ineffectiveness is not significant.

  •
  Hedging the overall changes in fair value—Citigroup primarily hedges the change in the overall fair value of portfolios of similar held-for-sale mortgage loans. Derivatives used in these hedging relationships are mainly forward sales of mortgage-backed securities. Citigroup assesses effectiveness at inception and on an ongoing basis using regression analysis.

  Cash flow hedges

  •
  Hedging of benchmark interest rate risk—Citigroup hedges variable cash flows resulting from floating-rate financings, including debt, deposits with stated maturities, as well as rollovers of short-term certificates of deposit. Variable cash flows from those financings are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Efforts are made to match all critical terms of the hedged item and the hedging derivative at inception and on an on-going basis to eliminate hedge ineffectiveness. To the extent all critical terms are not matched, these cash flow hedging relationships use regression or dollar-offset ratio analyses to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. Since efforts are made initially to align the terms of the derivatives to those hedged forecasted cash flows, the amount of hedge ineffectiveness is not significant.

        Citigroup also hedges variable cash flows resulting from investments in floating-rate available-for-sale securities, loans and receivables. Variable cash flows from those assets are converted to fixed-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. These cash flow hedging relationships use regression or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. Efforts are made initially to align the terms of the derivatives to those hedged forecasted cash flows. As a result, the amount of hedge ineffectiveness is not significant.

  •
  Hedging of foreign exchange risk—Citigroup locks-in the functional currency equivalent of cash flows of various balance sheet exposures, including deposits, notes and long-term debt (and the forecasted issuances, purchases or rollover of such items) that are denominated in a currency other than the functional currency of the issuing entity. Depending on the risk management objectives, these types of hedges are designated as either cash flow hedges of only foreign exchange risk or cash flow hedges of both foreign exchange and interest rate risk. Generally, the hedging instruments used are foreign exchange forward contracts and cross-currency swaps. Citigroup matches all critical terms of the hedged item and the hedging derivative at inception and on an on-going basis to eliminate hedge ineffectiveness.. To the extent all critical terms are not matched, any ineffectiveness is measured using the "hypothetical derivative method" as described in FASB Derivative Implementation Group Issue G7. Efforts are made initially to match up the terms of the hypothetical and actual derivatives used. As a result, the amount of hedge ineffectiveness is not significant.

  •
  Hedging the overall changes in cash flows—In situations where the contractual rate of a variable rate asset or liability is not a benchmark rate, Citigroup designates the risk of overall changes in cash flows as the hedged risk. Citigroup primarily hedges variability in the total cash flows related to non-benchmark-rate-based liabilities, such as customer deposits with stated maturities and uses receive-variable, pay-fixed interest rate swaps as the hedging instrument. These cash flow hedging relationships use regression and dollar-offset ratio analyses to assess effectiveness at inception and on an ongoing basis.

Net investment hedges

        Consistent with SFAS 52, Foreign Currency Translation (SFAS 52), SFAS 133 allows the hedging of the foreign currency risk of a net investment in a foreign operation. Citigroup primarily uses foreign currency forward contracts, short-term borrowings, and to a lesser extent foreign currency future contracts and foreign-currency-denominated debt instruments, to manage the foreign exchange risk associated with Citigroup's equity investments in several non-US dollar functional currency foreign subsidiaries. In accordance with SFAS 52, Citigroup records the change in the carrying amount of these investments in the cumulative translation adjustment account within "Accumulated other changes in equity from nonowner sources." Simultaneously, the effective portion of the hedge of this exposure is also recorded in the cumulative translation adjustment account, and any ineffective portion of net investment hedges is immediately recorded in earnings.

        Achieving hedge accounting in compliance with SFAS 133 guidelines is extremely complex, and therefore Citigroup implemented SFAS 133 hedge accounting policies wherein associated hedges are subject to a periodic review process by qualified staff. Key aspects of achieving SFAS 133 hedge accounting are documentation of hedging strategy and hedge effectiveness at the hedge inception and substantiating hedge effectiveness on an ongoing basis. A derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes changes in the value of the hedged item that are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value that, if excluded, are recognized in current earnings.

        The following table summarizes certain information related to the Company's hedging activities for the three- and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2006	2005	2006	2005
Fair value hedges
Hedge ineffectiveness recognized in earnings	$223	$(35)	$289	$(27)
Net gain (loss) excluded from assessment of effectiveness	63	(6)	125	(276)
Cash flow hedges
Hedge ineffectiveness recognized in earnings	(8)	(7)	(18)	(11)
Net gain excluded from assessment of effectiveness	—	—	—	1
Net investment hedges
Net gain (loss) included in foreign currency translation adjustment within accumulated other changes in equity from nonowner sources	$(28)	$116	$(142)	$359

        The accumulated other changes in equity from nonowner sources from cash flow hedges for the three- and six-month periods ended June 30, 2006 and 2005 can be summarized as follows (after-tax):

In millions of dollars	2006	2005
Balance at January 1,	$612	$173
Net gain (loss) from cash flow hedges	317	187
Net amounts reclassified to earnings	(111)	(23)

Balance at March 31,	$818	$337
Net gain (loss) from cash flow hedges	456	(120)
Net amounts reclassified to earnings	(151)	(37)

Balance at June 30,	$1,123	$180

        Derivatives may expose Citigroup to market, credit or liquidity risks in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative product is the exposure created by potential fluctuations in interest rates, foreign exchange rates and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction where the value of any collateral held is not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management's assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in periods of high volatility and financial stress at a reasonable cost.

        See "Corporate Credit Portfolio" on page 56 to 57 for further discussion regarding the risks associated with derivatives, as well as a table presenting the notionals and receivables/ payables balances for deriviative contracts held for trading and asset/liability management hedging purposes.

17.   Guarantees

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The following table summarizes at June 30, 2006 and December 31, 2005 all of the Company's guarantees and indemnifications, where management believes the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at June 30, 2006 and December 31, 2005:

	Maximum Potential Amount of Future Payments
In billions of dollars at June 30, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
2006
Financial standby letters of credit	$44.8	$26.3	$71.1	$147.4
Performance guarantees	10.5	4.8	15.3	18.1
Derivative instruments	44.4	623.9	668.3	16,679.9
Guarantees of collection of contractual cash flows(1)	—	—	—	—
Loans sold with recourse	—	1.3	1.3	57.3
Securities lending indemnifications(1)	94.8	—	94.8	—
Credit card merchant processing(1)	28.4	—	28.4	—
Custody indemnifications(1)	—	26.7	26.7	—

Total	$222.9	$683.0	$905.9	$16,902.7

	Maximum Potential Amount of Future Payments
In billions of dollars at December 31, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
2005
Financial standby letters of credit	$30.6	$21.8	$52.4	$175.2
Performance guarantees	10.0	3.9	13.9	18.2
Derivative instruments	40.5	477.7	518.2	14,425.2
Guarantees of collection of contractual cash flows(1)	—	0.1	0.1	—
Loans sold with recourse	—	1.3	1.3	58.4
Securities lending indemnifications(1)	68.4	—	68.4	—
Credit card merchant processing(1)	28.1	—	28.1	—
Custody indemnifications(1)	—	27.0	27.0	—

Total	$177.6	$531.8	$709.4	$14,677.0

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

        At June 30, 2006 and December 31, 2005, the Company's maximum potential amount of future payments under these guarantees was approximately $906 billion and $709 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse, and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

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

        The Company's maximum potential contingent liability related to both bankcard and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At June 30, 2006 and December 31, 2005, this maximum potential exposure was estimated to be $28 billion.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure, based on the Company's historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At June 30, 2006 and December 31, 2005, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during the second quarter of 2006 and 2005. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At June 30, 2006, the estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2006 and December 31, 2005, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2006 or December 31, 2005 for potential obligations that could arise from the Company's involvement with VTN associations.

        At June 30, 2006 and December 31, 2005, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $17 billion and $15 billion, respectively. The carrying value of derivative instruments is included in either trading liabilities or other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. For loans sold with recourse, the carrying value of the liability is included in other liabilities. In addition, at June 30, 2006 and December 31, 2005, other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1.05 billion and $850 million, respectively, relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $76 billion and $55 billion at June 30, 2006 and December 31, 2005, respectively. Securities and other marketable assets held as collateral amounted to $35 billion and $24 billion and letters of credit in favor of the Company held as collateral amounted to $50 million and $681 million at June 30, 2006 and December 31, 2005, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

18.   Contingencies

        As described in the "Legal Proceedings" discussion on page 126, the Company is a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

    (i)
    underwritings for, and research coverage of, WorldCom;

    (ii)
    underwritings for Enron and other transactions and activities related to Enron;

    (iii)
    transactions and activities related to research coverage of companies other than WorldCom; and

    (iv)
    transactions and activities related to the IPO Securities Litigation.

        As of June 30, 2006, the Company's litigation reserve for these matters, net of amounts not yet paid but committed to be paid in connection with the Enron class action settlement and other settlements arising out of these matters, was approximately $3.3 billion.

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

19.   Citibank, N.A. and Subsidiaries

  Statement of Changes in Stockholder's Equity

	Six Months Ended June 30,
In millions of dollars, except shares
	2006	2005
Preferred stock ($100 par value)
Balance, beginning of period	$—	$1,950
Redemption or retirement of preferred stock	—	—

Balance, end of period	$—	$1,950

Common stock ($20 par value)
Balance, beginning of period—Shares: 37,534,553 in 2006 and 2005	$751	$751

Balance, end of period—Shares: 37,534,553 in 2006 and 2005	$751	$751

Surplus
Balance, beginning of period	$27,244	$25,972
Capital contribution from parent company	3	—
Employee benefit plans	78	103
Other	6	19

Balance, end of period	$27,331	$26,094

Retained earnings
Balance, beginning of period	$30,651	$25,935
Net income	5,308	4,380
Dividends paid	(1,988)	(2,190)

Balance, end of period	$33,971	$28,125

Accumulated other changes in equity from nonowner sources
Balance, beginning of period	$(2,382)	$(467)
Net change in unrealized gains (losses) on investment securities, available-for-sale, net of tax	(422)	71
Net change in foreign currency translation adjustment, net of tax	942	(1,169)
Net change for cash flow hedges, net of tax	101	(33)
Minimum pension liability adjustment, net of tax	—	—

Balance, end of period	$(1,761)	$(1,598)

Total stockholder's equity
Balance, beginning of period	$56,264	$54,141
Changes during the year, net	4,028	1,181

Balance, end of period	$60,292	$55,322

Summary of changes in equity from nonowner sources
Net income	$5,308	$4,380
Other changes in equity from nonowner sources, net of tax	621	(1,131)

Total changes in equity from nonowner sources	$5,929	$3,249

20.   Condensed Consolidating Financial Statement Schedules

        These condensed consolidating financial statement schedules are presented for purposes of additional analysis but should be considered in relation to the consolidated financial statements of Citigroup taken as a whole.

Merger of Bank Holding Companies

        In August 2005, Citigroup merged its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. Coincident with this merger, Citigroup assumed all existing indebtedness and outstanding guarantees of Citicorp.

        During the 2005 second quarter, Citigroup consolidated its capital markets funding activities into two legal entities:

  (i)
  Citigroup Inc., which issues long-term debt, medium-term notes, trust preferred securities, and preferred and common stock, and

  (ii)
  Citigroup Funding Inc. (CFI), a first-tier subsidiary of Citigroup, which issues commercial paper, medium-term notes and structured equity-linked and credit-linked notes, all of which are guaranteed by Citigroup.

        As part of the funding consolidation, Citigroup also guaranteed and continues to guarantee various debt obligations of Citigroup Global Markets Holdings Inc. (CGMHI) as well as all of the outstanding debt obligations under CGMHI's publicly-issued securities. CGMHI no longer files periodic reports with the SEC and continues to be rated on the basis of a guarantee of its financial obligations from Citigroup.

        The condensed financial statements on pages 118 - 125 include the financial results of the following Citigroup entities:

Citigroup Parent Company

        The holding company, Citigroup Inc.

Citigroup Global Markets Holdings Inc. (CGMHI)

        Citigroup guarantees various debt obligations of CGMHI as well as all of the outstanding debt obligations under CGMHI's publicly-issued debt.

Citigroup Funding Inc. (CFI)

        CFI is a first-tier subsidiary of Citigroup, which issues commercial paper, medium-term notes and structured equity-linked and credit-linked notes, all of which are guaranteed by Citigroup.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$1,510	$—	$—	$—	$—	$—	$(1,510)	$—
Loan interest, including fees	—	—	—	2,148	2,411	11,187	(2,148)	13,598
Loan interest, including fees—intercompany	1,005	—	256	1	81	(1,342)	(1)	—
Other interest and dividends	102	5,931	—	50	60	3,836	(50)	9,929
Other interest and dividends—intercompany	—	112	502	—	—	(614)	—	—
Commissions and fees	—	2,570	—	22	49	2,712	(22)	5,331
Commissions and fees—intercompany	—	67	—	3	—	(67)	(3)	—
Principal transactions	5	(137)	133	—	4	1,698	—	1,703
Principal transactions—intercompany	11	649	(137)	1	1	(524)	(1)	—
Other income	(557)	929	86	119	134	4,746	(119)	5,338
Other income—intercompany	23	161	(73)	387	384	(495)	(387)	—

Total revenues	$2,099	$10,282	$767	$2,731	$3,124	$21,137	$(4,241)	$35,899
Interest expense	904	4,676	503	120	256	7,378	(120)	13,717
Interest expense—intercompany	—	636	210	675	865	(1,711)	(675)	—

Total revenues, net of interest expense	$1,195	$4,970	$54	$1,936	$2,003	$15,470	$(3,446)	$22,182

Provisions for credit losses and for benefits and claims	$—	$6	$—	$299	$337	$1,474	$(299)	$1,817

Expenses
Compensation and benefits	$35	$2,746	$—	$244	$297	$4,296	$(244)	$7,374
Compensation and benefits—intercompany	—	—	—	36	37	(37)	(36)	—
Other expense	21	934	1	136	166	4,273	(136)	5,395
Other expense—intercompany	45	359	(6)	56	71	(469)	(56)	—

Total operating expenses	$101	$4,039	$(5)	$472	$571	$8,063	$(472)	$12,769

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$1,094	$925	$59	$1,165	$1,095	$5,933	$(2,675)	$7,596
Income taxes (benefits)	(319)	285	25	439	412	1,900	(439)	2,303
Minority interest, net of taxes	—	—	—	—	—	31	—	31
Equities in undistributed income of subsidiaries	3,852	—	—	—	—	—	(3,852)	—

Income from continuing operations	$5,265	$640	$34	$726	$683	$4,002	$(6,088)	$5,262
Income from discontinued operations, net of taxes	—	21	—	—	—	(18)	—	3

Net income	$5,265	$661	$34	$726	$683	$3,984	$(6,088)	$5,265

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$2,295	$—	$—	$—	$—	$—	$(2,295)	$—
Loan interest, including fees	—	—	—	1,945	2,204	9,282	(1,945)	11,486
Loan interest, including fees—intercompany	725	—	9	(21)	50	(784)	21	—
Other interest and dividends	87	3,868	—	39	47	2,979	(39)	6,981
Other interest and dividends—intercompany	—	95	16	—	1	(112)	—	—
Commissions and fees	—	1,969	—	7	22	1,987	(7)	3,978
Commissions and fees—intercompany	—	31	—	3	3	(34)	(3)	—
Principal transactions	—	2,460	7	—	(3)	(1,620)	—	844
Principal transactions—intercompany	(36)	(2,442)	(7)	1	1	2,484	(1)	—
Other income	411	794	—	167	184	4,159	(167)	5,548
Other income—intercompany	54	196	—	3	5	(255)	(3)	—

Total revenues	$3,536	$6,971	$25	$2,144	$2,514	$18,086	$(4,439)	$28,837
Interest expense	1,247	3,023	18	80	201	4,179	(80)	8,668
Interest expense—intercompany	—	82	7	526	592	(681)	(526)	—

Total revenues, net of interest expense	$2,289	$3,866	$—	$1,538	$1,721	$14,588	$(3,833)	$20,169

Provisions for credit losses and for benefits and claims	$—	$—	$—	$440	$483	$1,549	$(440)	$2,032

Expenses
Compensation and benefits	$25	$2,037	$—	$234	$266	$3,705	$(234)	$6,033
Compensation and benefits—intercompany	—	—	—	32	33	(33)	(32)	—
Other expense	52	683	—	145	160	4,044	(145)	4,939
Other expense—intercompany	38	374	—	46	63	(475)	(46)	—

Total operating expenses	$115	$3,094	$—	$457	$522	$7,241	$(457)	$10,972

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$2,174	$772	$—	$641	$716	$5,798	$(2,936)	$7,165
Income taxes (benefits)	(1)	209	—	240	276	1,695	(240)	2,179
Minority interest, net of taxes	—	—	—	—	—	255	—	255
Equities in undistributed income of subsidiaries	2,898	—	—	—	—	—	(2,898)	—

Income from continuing operations	$5,073	$563	$—	$401	$440	$3,848	$(5,594)	$4,731
Income from discontinued operations, net of taxes	—	77	—	—	—	265	—	342

Net income	$5,073	$640	$—	$401	$440	$4,113	$(5,594)	$5,073

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$3,963	$—	$—	$—	$—	$—	$(3,963)	$—
Loan interest, including fees	—	—	—	4,198	4,713	21,694	(4,198)	26,407
Loan interest, including fees—intercompany	1,933	—	479	(22)	154	(2,566)	22	—
Other interest and dividends	193	11,340	—	93	111	7,340	(93)	18,984
Other interest and dividends—intercompany	—	221	848	—	1	(1,070)	—	—
Commissions and fees	—	4,947	—	41	91	5,481	(41)	10,519
Commissions and fees—intercompany	—	144	—	5	1	(145)	(5)	—
Principal transactions	13	1,329	10	—	4	2,464	—	3,820
Principal transactions—intercompany	27	313	(7)	1	1	(334)	(1)	—
Other income	(599)	2,002	151	241	305	8,600	(241)	10,459
Other income—intercompany	50	375	(141)	391	386	(670)	(391)	—

Total revenues	$5,580	$20,671	$1,340	$4,948	$5,767	$40,794	$(8,911)	$70,189
Interest expense	2,076	8,770	931	238	502	13,545	(238)	25,824
Interest expense—intercompany	—	1,197	340	1,283	1,647	(3,184)	(1,283)	—

Total revenues, net of interest expense	$3,504	$10,704	$69	$3,427	$3,618	$30,433	$(7,390)	$44,365

Provisions for credit losses and for benefits and claims	$—	$27	$—	$613	$694	$2,769	$(613)	$3,490

Expenses
Compensation and benefits	$65	$6,213	$—	$505	$607	$8,752	$(505)	$15,637
Compensation and benefits—intercompany	—	—	—	72	73	(73)	(72)	—
Other expense	24	1,841	1	300	372	8,252	(300)	10,490
Other expense—intercompany	89	802	14	107	138	(1,043)	(107)	—

Total operating expenses	$178	$8,856	$15	$984	$1,190	$15,888	$(984)	$26,127

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$3,326	$1,821	$54	$1,830	$1,734	$11,776	$(5,793)	$14,748
Income taxes (benefits)	(517)	550	23	667	581	3,203	(667)	3,840
Minority interest, net of taxes	—	—	—	—	—	91	—	91
Equities in undistributed income of subsidiaries	7,061	—	—	—	—	—	(7,061)	—

Income from continuing operations	$10,904	$1,271	$31	$1,163	$1,153	$8,482	$(12,187)	$10,817
Income from discontinued operations, net of taxes	—	15	—	—	—	72	—	87

Net income	$10,904	$1,286	$31	$1,163	$1,153	$8,554	$(12,187)	$10,904

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$4,269	$—	$—	$—	$—	$—	$(4,269)	$—
Loan interest, including fees	—	—	—	3,884	4,420	18,339	(3,884)	22,759
Loan interest, including fees—intercompany	1,400	—	9	(30)	87	(1,496)	30	—
Other interest and dividends	165	7,265	—	78	93	5,720	(78)	13,243
Other interest and dividends—intercompany	—	171	16	—	1	(188)	—	—
Commissions and fees	—	3,972	—	15	42	4,173	(15)	8,187
Commissions and fees—intercompany	—	91	—	3	3	(94)	(3)	—
Principal transactions	—	3,657	7	—	(8)	(597)	—	3,059
Principal transactions—intercompany	(22)	(2,785)	(7)	1	1	2,813	(1)	—
Other income	755	1,659	—	327	179	7,616	(327)	10,209
Other income—intercompany	71	221	—	7	11	(303)	(7)	—

Total revenues	$6,638	$14,251	$25	$4,285	$4,829	$35,983	$(8,554)	$57,457
Interest expense	2,221	5,336	18	168	418	8,099	(168)	16,092
Interest expense—intercompany	—	316	7	1,048	1,115	(1,438)	(1,048)	—

Total revenues, net of interest expense	$4,417	$8,599	$—	$3,069	$3,296	$29,322	$(7,338)	$41,365

Provisions for credit losses and for benefits and claims	$—	$—	$—	$894	$980	$3,082	$(894)	$4,062

Expenses
Compensation and benefits	$47	$4,500	$—	$467	$534	$7,438	$(467)	$12,519
Compensation and benefits—intercompany	—	1	—	64	65	(66)	(64)	—
Other expense	131	1,409	—	289	353	7,964	(289)	9,857
Other expense—intercompany	64	688	—	91	107	(859)	(91)	—

Total operating expenses	$242	$6,598	$—	$911	$1,059	$14,477	$(911)	$22,376

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$4,175	$2,001	$—	$1,264	$1,257	$11,763	$(5,533)	$14,927
Income taxes (benefits)	(6)	616	—	469	466	3,587	(469)	4,663
Minority interest, net of taxes	—	—	—	—	—	418	—	418
Equities in undistributed income of subsidiaries	6,333	—	—	—	—	—	(6,333)	—

Income from continuing operations	$10,514	$1,385	$—	$795	$791	$7,758	$(11,397)	$9,846
Income from discontinued operations, net of taxes	—	143	—	—	—	525	—	668

Net income	$10,514	$1,528	$—	$795	$791	$8,283	$(11,397)	$10,514

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, and eliminations	Consolidating adjustments	Citigroup Consolidated
Assets
Cash and due from banks	$—	$3,809	$—	$341	$443	$20,059	$(341)	$24,311
Cash and due from banks—intercompany	150	890	1	69	86	(1,127)	(69)	—
Federal funds sold and resale agreements	—	223,706	—	—	—	10,684	—	234,390
Federal funds sold and resale agreements—intercompany	—	12,511	—	—	—	(12,511)	—	—
Trading account assets	—	225,264	95	—	35	102,496	—	327,890
Trading account assets—intercompany	—	2,410	194	—	16	(2,620)	—	—
Investments	10,796	—	—	2,899	3,351	180,806	(2,899)	194,953
Loans, net of unearned income	—	1,203	—	77,770	86,777	549,105	(77,770)	637,085
Loans, net of unearned income—intercompany	—	—	58,509	8,768	8,787	(67,296)	(8,768)	—
Allowance for loan losses	—	(60)	—	(1,260)	(1,411)	(7,673)	1,260	(9,144)

Total loans, net	$—	$1,143	$58,509	$85,278	$94,153	$474,136	$(85,278)	$627,941
Advances to subsidiaries	77,528	—	—	—	—	(77,528)	—	—
Investments in subsidiaries	138,611	—	—	—	—	—	(138,611)	—
Other assets	7,588	69,018	36	7,139	8,718	131,706	(7,139)	217,066
Other assets—intercompany	—	8,845	4,951	1,102	1,246	(15,042)	(1,102)	—

Total assets	$234,673	$547,596	$63,786	$96,828	$108,048	$811,059	$(235,439)	$1,626,551

Liabilities and stockholders' equity
Deposits	$—	$—	$—	$1,240	$1,240	$644,565	$(1,240)	$645,805
Federal funds purchased and securities loaned or sold	—	228,844	—	—	—	35,650	—	264,494
Federal funds purchased and securities loaned or sold—intercompany	—	2,077	—	—	—	(2,077)	—	—
Trading account liabilities	—	96,406	78	—	—	46,499	—	142,983
Trading account liabilities—intercompany	—	1,734	456	—	—	(2,190)	—	—
Short-term borrowings	—	13,658	33,111	—	1,493	24,319	—	72,581
Short-term borrowings—intercompany	—	34,034	16,156	11,164	18,657	(68,847)	(11,164)	—
Long-term debt	109,644	33,705	13,232	8,047	18,841	64,135	(8,047)	239,557
Long-term debt—intercompany	—	20,481	—	59,484	55,142	(75,623)	(59,484)	—
Other liabilities	4,113	89,225	113	2,136	1,758	50,494	(2,136)	145,703
Other liabilities—intercompany	5,488	5,803	56	1,637	1,212	(12,559)	(1,637)	—
Stockholders' equity	115,428	21,629	584	13,120	9,705	106,693	(151,731)	115,428

Total liabilities and stockholders' equity	$234,673	$547,596	$63,786	$96,828	$108,048	$811,059	$(235,439)	$1,626,551

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2005(1)
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup Consolidated
Assets
Cash and due from banks	$—	$3,525	$—	$296	$421	$19,686	$(296)	$23,632
Cash and due from banks—intercompany	300	388	1	63	77	(766)	(63)	—
Federal funds sold and resale agreements	—	204,371	—	—	—	13,093	—	217,464
Federal funds sold and resale agreements—intercompany	—	5,870	—	—	—	(5,870)	—	—
Trading account assets	—	207,682	—	1	44	88,094	(1)	295,820
Trading account assets—intercompany	—	2,350	—	—	17	(2,367)	—	—
Investments	8,215	—	—	2,801	3,548	168,834	(2,801)	180,597
Loans, net of unearned income	—	1,120	—	75,330	84,147	498,236	(75,330)	583,503
Loans, net of unearned income—intercompany	—	—	18,057	5,443	7,976	(26,033)	(5,443)	—
Allowance for loan losses	—	(66)	—	(1,434)	(1,589)	(8,127)	1,434	(9,782)

Total loans, net	$—	$1,054	$18,057	$79,339	$90,534	$464,076	$(79,339)	$573,721
Advances to subsidiaries	71,784	—	—	—	—	(71,784)	—	—
Investments in subsidiaries	132,214	—	—	—	—	—	(132,214)	—
Other assets	8,751	65,451	8	7,224	8,846	119,747	(7,224)	202,803
Other assets—intercompany	—	9,075	32,872	261	388	(42,335)	(261)	—

Total assets	$221,264	$499,766	$50,938	$89,985	$103,875	$750,408	$(222,199)	$1,494,037

Liabilities and stockholders' equity
Deposits	$—	$—	$—	$1,075	$1,075	$590,753	$(1,075)	$591,828
Federal funds purchased and securities loaned or sold	—	202,490	—	—	—	39,902	—	242,392
Federal funds purchased and securities loaned or sold—intercompany	—	1,734	—	—	—	(1,734)	—	—
Trading account liabilities	—	79,020	97	—	—	41,991	—	121,108
Trading account liabilities—intercompany	—	2,572	85	—	—	(2,657)	—	—
Short-term borrowings	—	10,391	33,440	1,520	3,103	19,996	(1,520)	66,930
Short-term borrowings—intercompany	—	29,579	11,209	7,626	10,461	(51,249)	(7,626)	—
Long-term debt	100,600	39,214	5,963	8,901	19,148	52,574	(8,901)	217,499
Long-term debt—intercompany	—	17,671	—	55,878	59,000	(76,671)	(55,878)	—
Other liabilities	4,436	89,774	31	1,930	1,661	45,841	(1,930)	141,743
Other liabilities—intercompany	3,691	5,778	42	1,028	566	(10,077)	(1,028)	—
Stockholders' equity	112,537	21,543	71	12,027	8,861	101,739	(144,241)	112,537

Total liabilities and stockholders' equity	$221,264	$499,766	$50,938	$89,985	$103,875	$750,408	$(222,199)	$1,494,037

(1)
Reclassified to conform to the current period's presentation.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities of continuing operations	$5,531	$(2,985)	$(19)	$2,300	$2,074	$(1,486)	$(2,300)	$3,115

Cash flows from investing activities
Change in loans	$—	$(83)	$—	$(3,707)	$(4,001)	$(170,415)	$3,707	$(174,499)
Proceeds from sales and securitizations of loans	—	—	—	—	—	118,168	—	118,168
Purchases of investments	(12,947)	—	—	(4,041)	(4,963)	(91,824)	4,041	(109,734)
Proceeds from sales of investments	2,659	—	—	528	834	30,451	(528)	33,944
Proceeds from maturities of investments	7,730	—	—	3,359	4,073	49,668	(3,359)	61,471
Changes in investments and advances—intercompany	(4,862)	—	(12,332)	(3,325)	(811)	18,005	3,325	—
Business acquisitions	—	(9)	—	—	—	9	—	—
Other investing activities	—	121	—	—	—	(5,480)	—	(5,359)

Net cash (used in) provided by investing activities	$(7,420)	$29	$(12,332)	$(7,186)	$(4,868)	$(51,418)	$7,186	$(76,009)

Cash flows from financing activities
Dividends paid	$(4,962)	$—	$—	$—	$—	$—	$—	$(4,962)
Dividends paid-intercompany	—	(1,199)	—	—	—	1,199	—	—
Issuance of common stock	900	—	—	—	—	—	—	900
Redemption or Retirement of preferred stock	(125)	—	—	—	—	—	—	(125)
Treasury stock acquired	(4,000)	—	—	—	—	—	—	(4,000)
Proceeds from issuance of long-term debt—third-party, net	8,411	(5,586)	7,269	(855)	(307)	11,602	855	21,389
Proceeds from issuance of long-term debt-intercompany, net	—	2,805	—	3,606	(3,858)	1,053	(3,606)	—
Change in deposits	—	—	—	165	166	54,801	(165)	54,967
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	—	3,267	(330)	(1,519)	(1,785)	4,499	1,519	5,651
Net change in short-term borrowings and other advances—intercompany	2,106	4,455	4,930	3,538	8,841	(20,332)	(3,538)	—
Capital contributions from parent	—	—	482	—	—	(482)	—	—
Other financing activities	(591)	—	—	2	(232)	222	(2)	(601)

Net cash provided by financing activities	$1,739	$3,742	$12,351	$4,937	$2,825	$52,562	$(4,937)	$73,219

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$354	$—	$354

Net (decrease) increase in cash and due from banks	$(150)	$786	$—	$51	$31	$12	$(51)	$679
Cash and due from banks at beginning of period	300	3,913	1	359	498	18,920	(359)	23,632

Cash and due from banks at end of period from continuing operations	$150	$4,699	$1	$410	$529	$18,932	$(410)	$24,311

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(409)	$111	$—	$287	$258	$2,188	$(287)	$2,148
Interest	2,297	9,524	1,216	217	371	9,519	(217)	22,927
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$578	$592	$75	$(578)	$667

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities of continuing operations	$4,175	$(4,760)	$(428)	$2,305	$1,608	$16,174	$(2,305)	$16,769

Cash flows from investing activities
Change in loans	$—	$(3)	$—	$(1,520)	$(1,037)	$(118,441)	$1,520	$(119,481)
Proceeds from sales and securitizations of loans	—	—	—	—	—	106,214	—	106,214
Purchases of investments	(4,002)	—	—	(3,099)	(3,941)	(84,967)	(2,386)	(92,910)
Proceeds from sales of investments	3,206	—	—	2,386	2,620	40,707	3,099	46,533
Proceeds from maturities of investments	—	—	—	675	1,262	37,706	(675)	38,968
Changes in investments and advances—intercompany	(1,923)	—	—	343	(2,276)	4,199	(343)	—
Business acquisitions	—	—	—	—	—	(602)	—	(602)
Other investing activities	—	(3,548)	—	—	2,400	(3,651)	—	(4,799)

Net cash used in investing activities	$(2,719)	$(3,551)	$—	$(1,215)	$(972)	$(18,835)	$1,215	$(26,077)

Cash flows from financing activities
Dividends paid	$(4,642)	$—	$—	$—	$—	$—	$—	$(4,642)
Dividends paid-intercompany	—	(811)	—	—	—	811	—	—
Issuance of common stock	543	—	—	—	—	—	—	543
Treasury stock acquired	(2,871)	—	—	—	—	—	—	(2,871)
Proceeds from issuance of long-term debt—third party, net	5,086	1,134	429	(1,140)	(3,646)	4,176	1,140	7,179
Proceeds from issuance of long-term debt—intercompany, net	—	(70)	—	1,738	(29)	99	(1,738)	—
Change in deposits	—	—	—	(38)	—	7,805	38	7,805
Net change in short-term borrowings and other investment banking and brokerage borrowings—third party	(218)	(1,270)	—	(16)	(168)	7,873	16	6,217
Net change in short-term borrowings and other and advances—intercompany	1,159	8,572	—	(1,607)	3,194	(12,925)	1,607	—
Capital contributions from parent	—	1,000	—	—	—	(1,000)	—	—
Other financing activities	(534)	—	—	(32)	—	(64)	32	(598)

Net cash (used in) provided by financing activities	$(1,477)	$8,555	$429	$(1,095)	$(649)	$6,775	$1,095	$13,633

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$(324)	$—	$(324)

Net (decrease) increase in cash and due from banks	$(21)	$244	$1	$(5)	$(13)	$3,790	$5	$4,001
Cash and due from banks at beginning of period	28	3,233	—	431	564	16,788	(431)	20,613
Beginning cash of discontinued operations	—	—	—	—	—	(102)	—	(102)

Cash and due from banks at end of period from continuing operations	$7	$3,477	$1	$426	$551	$20,476	$(426)	$24,512

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(350)	$188	—	$288	$24	$3,792	$(288)	$3,654
Interest	1,692	5,193	—	532	148	6,926	(532)	13,959
Non-cash investing activities:
Transfers to repossessed assets	—	—	—	499	288	333	(499)	621

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Enron Corp.

        On May 24, 2006, the District Court gave final approval to Citigroup's settlement of the securities class action (NEWBY, ET AL. V. ENRON CORP., ET AL.).

Research

        On May 12, 2006, the District Court preliminarily approved the class action settlements in IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION, and IN RE SALOMON ANALYST WILLIAMS LITIGATION.

        On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY.

        On June 20, 2006, the District Court certified the plaintiff class in IN RE SALOMON ANALYST METROMEDIA LITIGATION.

        On June 26, 2006, the United States Supreme Court granted plaintiffs' petition for a writ of certiorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit in DISHER v. CITIGROUP GLOBAL MARKETS INC., and then remanded the case to the Seventh Circuit for further proceedings in light of the Supreme Court's decision in Kircher v. Putnam Funds Trust.

Parmalat

        On July 14, 2006, the New Jersey Appellate Division affirmed the denial of Defendants' motions to dismiss in BONDI v. CITIGROUP INC., ET AL. Defendants moved for leave to appeal to the New Jersey Supreme Court, and have sought a stay of proceedings at the trial court.

Adelphia Communications Corporation

        Without admitting any liability, CGMI and numerous other financial institution defendants have agreed to settle IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, subject to final court approval. On June 15, 2006, the court granted its preliminary approval of the settlement and set November 10, 2006 for a final hearing. CGMI's share of the settlement is covered by existing reserves.

Foreign Currency Conversion

        Without admitting any liability, all defendants, including Citigroup defendants, have agreed to settle IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION for a total of $336 million, subject to court approval. The Citigroup defendants' share of the settlement, which has been paid into an escrow account, was covered by existing reserves.

California Employment Actions

        Without admitting any liability, CGMI has reached an agreement in principle to a nationwide settlement for up to approximately $100 million of various class actions asserting violations of state and federal laws relating to overtime and violations of various state laws relating to alleged unlawful payroll deductions. The settlement, which is subject to court approval, is covered by existing reserves.

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

        The following table summarizes the Company's share repurchases during the first six months of 2006:

In millions, except per share amounts	Total Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
First quarter 2006
Open market repurchases(1)	42.9	$46.58	$2,412
Employee transactions(2)	8.7	$46.40	N/A

Total first quarter 2006	51.6	$46.55	$2,412

April 2006
Open market repurchases	6.8	$48.19	$12,083
Employee transactions	0.2	$47.96	N/A
May 2006
Open market repurchases	17.4	$49.44	$11,223
Employee transactions	2.3	$50.00	N/A
June 2006
Open market repurchases	16.6	$48.81	$10,412
Employee transactions	0.3	$48.71	N/A

Second quarter 2006
Open market repurchases	40.8	$48.98	$10,412
Employee transactions	2.8	$49.71	N/A

Total second quarter 2006	43.6	$49.02	$10,412

Year-to-date 2006
Open market repurchases	83.7	$47.75	$10,412
Employee transactions	11.5	$47.21	N/A

Total year-to-date 2006	95.2	$47.68	$10,412

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

Item 6.    Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August, 2006.

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
3.01.6
Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 18, 2006, incorporated by reference to Exhibit 3.01.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (File No. 1-9924).
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
EXHIBIT INDEX