Form 10-Q
period 2006-09-30
CITIGROUP INC
filed 2006-11-03
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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

Common stock outstanding as of September 30, 2006: 4,913,666,826

Available on the Web at www.citigroup.com

Citigroup Inc.

		Page No.
Part I—Financial Information
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)—Three and Nine Months Ended September 30, 2006 and 2005	86
	Consolidated Balance Sheet—September 30, 2006 (Unaudited) and December 31, 2005	87
	Consolidated Statement of Changes in Stockholders' Equity (Unaudited)—Nine Months Ended September 30, 2006 and 2005	88
	Consolidated Statement of Cash Flows (Unaudited)—Nine Months Ended September 30, 2006 and 2005	89
	Consolidated Balance Sheet—Citibank, N.A. and Subsidiaries September 30, 2006 (Unaudited) and December 31, 2005	90
	Notes to Consolidated Financial Statements (Unaudited)	91
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4 - 82
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59 - 60
		115 - 117
Item 4.	Controls and Procedures	83
Part II—Other Information
Item 1.	Legal Proceedings	131
Item 1A.	Risk Factors	131
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	132
Item 6.	Exhibits	133
Signatures		134
Exhibit Index		135

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

(1)
Disclosure includes Canada and Puerto Rico.

CITIGROUP INC. AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL DATA

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Change			% Change
In millions of dollars, except per share amounts	2006	2005(1)		2006(1)	2005(1)
Net interest revenue	$9,828	$9,695	1%	$29,449	$29,572	—
Non-interest revenue	11,594	11,803	(2)	36,338	33,291	9%

Revenues, net of interest expense	$21,422	$21,498	—	$65,787	$62,863	5%
Operating expenses	11,936	11,413	5%	38,063	33,789	13
Provisions for credit losses and for benefits and claims	2,117	2,840	(25)	5,607	6,902	(19)

Income from continuing operations before taxes and minority interest	$7,369	$7,245	2%	$22,117	$22,172	—
Income taxes	2,020	2,164	(7)	5,860	6,827	(14)%
Minority interest, net of taxes	46	93	(51)	137	511	(73)

Income from continuing operations	$5,303	$4,988	6%	$16,120	$14,834	9%
Income from discontinued operations, net of taxes(2)	202	2,155	(91)	289	2,823	(90)

Net Income	$5,505	$7,143	(23)%	$16,409	$17,657	(7)%

Earnings per share
Basic earnings per share:
Income from continuing operations	$1.08	$0.98	10%	$3.28	$2.90	13%
Net income	1.13	1.41	(20)	3.34	3.45	(3)
Diluted earnings per share:
Income from continuing operations	1.06	0.97	9	3.22	2.85	13
Net income	1.10	1.38	(20)	3.28	3.39	(3)
Dividends declared per common share	$0.49	$0.44	11	$1.47	$1.32	11

At September 30,
Total assets	$1,746,248	$1,472,793	19%
Total deposits	669,278	580,436	15
Long-term debt	260,089	213,894	22
Common stockholders' equity	116,865	110,712	6
Total stockholders' equity	117,865	111,837	5

Ratios:
Return on common stockholders' equity(3)	18.9%	25.4%		19.3%	21.4%
Return on risk capital(4)	37%	37%		39%	38%
Return on invested capital(4)	19%	25%		19%	21%

Tier 1 capital	8.64%	9.12%		8.64%	9.12%
Total capital	11.88%	12.37%		11.88%	12.37%
Leverage(5)	5.24%	5.53%		5.24%	5.53%

Common stockholders' equity to assets	6.69%	7.52%
Total stockholders' equity to assets	6.75%	7.59%
Dividends declared ratio(6)	44.5%	31.9%		44.8%	38.9%
Ratio of earnings to fixed charges and preferred stock dividends	1.49x	1.74x		1.54x	1.84x

(1)
Reclassified to conform to the current period's presentation.

(2)
Discontinued operations for the three months and nine months ended September 30, 2006 and 2005 includes the operations described in the Company's June 24, 2005 announced agreement for the sale of substantially all of its Asset Management business to Legg Mason. The majority of the transaction closed on December 1, 2005. Discontinued operations also includes the operations (and associated gain) described in the Company's January 31, 2005 announced agreement for the sale of its Travelers Life & Annuity business, substantially all of its international insurance business, and its Argentine pension business to MetLife, Inc. This transaction closed on July 1, 2005. See further discussion regarding discontinued operations in Note 3 to the Consolidated Financial Statements on page 94.

(3)
The return on average common stockholders' equity and return on average total stockholders' equity are calculated using net income after deducting preferred stock dividends.

(4)
Risk capital is a measure of risk levels and the trade off of risk and return. It is defined as the amount of capital required to absorb potential unexpected economic losses resulting from extremely severe events over a one-year time period. Return on risk capital is calculated as annualized income from continuing operations divided by average risk capital. Invested capital is defined as risk capital plus goodwill and intangible assets excluding mortgage servicing rights (which are a component of risk capital). Return on invested capital is calculated using income adjusted to exclude a net internal charge Citigroup levies on the goodwill and intangible assets of each business offset by each business' share of the rebate of the goodwill and intangible asset charge. Return on risk capital and return on invested capital are non-GAAP performance measures; because they are measures of risk with no basis in GAAP, there is no comparable GAAP measure to which they can be reconciled. Management uses return on risk capital to assess businesses' operational performance and to allocate Citigroup's balance sheet and risk capital capacity. Return on invested capital is used to assess returns on potential acquisitions and to compare long-term performance of businesses with differing proportions of organic and acquired growth. See page 52 for a further discussion of Risk Capital.

(5)
Tier 1 capital divided by adjusted average assets.

(6)
Dividends declared per common share as a percentage of net income per diluted share.

MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT SUMMARY

        Income from continuing operations of $5.303 billion in the 2006 third quarter was up 6% from the 2005 third quarter. Diluted EPS from continuing operations was up 9%, with the increment in the growth rate reflecting the benefit from our share repurchase program. Net income, which includes discontinued operations, was $5.505 billion in the quarter, down 23% from the 2005 third quarter.

        During the 2006 third quarter, we continued to execute on our key strategic initiatives, including the opening of a record 277 new Citibank and CitiFinancial branches (176 in International and 101 in the U.S.).

        Customer volume growth was strong, with average loans up 15%, average deposits up 18% and average interest-earning assets up 16% from year-ago levels. U.S. Cards accounts were up 27% and purchase sales were up 9%. Citibank Direct, our Internet bank, has raised almost $8 billion in deposits.

*    Excludes Japan Automated Loan Machines (ALMs).

        Revenues were approximately even with the 2005 third quarter, at $21.4 billion. Our international operations recorded revenue growth of 11% in the quarter, with International Consumer up 9%, International CIB up 12% and International Global Wealth Management up 33%. U.S. Consumer revenues grew 1%, while CIB and Alternative Investments revenues declined 6% and 54%, respectively.

        Net interest revenue increased 1% from last year as higher deposit and loan balances were offset by pressure on net interest margins. Net interest margin in the 2006 third quarter was 2.62%, down 36 basis points from the 2005 third quarter and down 11 basis points from the 2006 second quarter. The largest driver of the decline from the 2006 second quarter was trading activities (see discussion of net interest margin on page 67).

        Operating expenses increased 5% from the 2005 third quarter; this was comprised of 3 percentage points from an increase in investment spending and 2 percentage points due to SFAS 123(R) accruals. Excluding investment spending and SFAS 123(R) accruals, expenses were flat with the prior year. Expenses were down $833 million from the 2006 second quarter.

        Income was diversified by segment and region, as shown in the charts below.

* Excludes Corporate/Other.	* Excludes Alternative Investments and Corporate/Other.

        The U.S. credit environment remained stable; this, as well as significantly lower consumer bankruptcy filings, the absence of the 2005 third quarter $490 million pretax charge related to the EMEA consumer write-off policy change, and an asset mix shift, drove a $782 million decrease in credit costs compared to year-ago levels. The Global Consumer loss rate was 1.49%, a 119 basis point decline from the 2006 third quarter, reflecting the absence of the 2005 third quarter $1.153 billion write-off related to the policy change in EMEA and significantly lower bankruptcy filings. Corporate cash-basis loans declined 13% from June 30, 2006 to $692 million.

        The effective income tax rate on continuing operations declined to 27.4%, primarily reflecting a $237 million tax reserve release related to the resolution of the New York Tax Audits. The effective tax rate for the 2006 third quarter would have been 30.6% without the tax reserve release.

        Our equity capital base and trust preferred securities grew to $125.9 billion at September 30, 2006. Stockholders' equity increased by $2.4 billion during the quarter to $117.9 billion. We distributed $2.5 billion in dividends to shareholders and repurchased $2.0 billion of common stock during the quarter.

        Return on common equity was 18.9% for the quarter. Citigroup maintained its "well-capitalized" position with a Tier 1 Capital Ratio of 8.64% at September 30, 2006. On September 26, 2006, Moody's upgraded Citibank, N.A.'s Credit Rating to "Aaa" from "Aa1."

        As we move into the fourth quarter, our priorities remain clear: to execute our strategic initiatives to drive organic revenue and net income growth, to make targeted acquisitions, to maintain expense discipline and to generate superior returns for our owners.

EVENTS IN 2006 and 2005

        Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 84.

Acquisition of Grupo Financiero Uno

        On October 27, 2006, Citigroup announced that it had reached a definitive agreement to acquire Grupo Financiero Uno (GFU), the largest credit card issuer in Central America, and its affiliates. The acquisition of GFU, with $2.1 billion in assets, will expand the presence of Citigroup's Latin America consumer franchise, enhancing its credit card business in the region and establishing a platform for regional growth in consumer finance and retail banking.

        GFU is privately held and has more than one million retail clients, representing 1.1 million credit card accounts, $1.2 billion in credit card receivables and $1.3 billion in deposits in Guatemala, El Salvador, Honduras, Nicaragua, Costa Rica and Panama as of September 30, 2006. GFU operates a distribution network of 75 branches and more than 100 mini- branches and points of sale.

        The transaction, which is subject to regulatory approvals in the United States and each of the six countries, is anticipated to close in the 2007 first quarter.

Sale of Avantel

        On October 26, 2006, the Company agreed to sell Avantel, a leading telecom service provider in Mexico, to Axtel. The transaction is expected to result in an approximately $140 million after-tax gain ($310 million pretax). The transaction is expected to close in the 2006 fourth quarter, subject to Mexican regulatory and Axtel shareholder approvals. Avantel was acquired by Citigroup as part of its acquisition of Banamex in 2001.

Purchase of 20% Equity Interest in Akbank

        On October 17, 2006, the Company announced that it had signed a definitive agreement for the purchase of a 20% equity interest in Akbank for approximately $3.1 billion. Akbank, the second-largest privately-owned bank by assets in Turkey, is a premier, full-service retail, commercial, corporate and private bank.

        Sabanci Holding, a 34% owner of Akbank shares, and its subsidiaries have granted Citigroup a right of first refusal or first offer over the sale of any of their Akbank shares in the future. Subject to certain exceptions, Citigroup has agreed not to acquire additional shares in Akbank.

        The transaction, which is subject to shareholder and regulatory approvals, is expected to close during the 2006 fourth quarter or 2007 first quarter and will be accounted for under the equity method.

Final Payment from the Sale of the Asset Management Business

        In September 2006, the Company received the final closing adjustment payment related to the sale of its Asset Management business to Legg Mason, Inc. (Legg Mason). This payment resulted in an additional after-tax gain of $51 million ($83 million pretax), recorded in Discontinued Operations.

Final Settlement of the Travelers Life & Annuity Sale

        In July 2006, the Company received the final closing adjustment payment related to the sale of Citigroup's Travelers Life & Annuity and substantially all of its international insurance businesses to MetLife, Inc. (MetLife). This payment resulted in an after-tax gain of $75 million ($115 million pretax), recorded in Discontinued Operations.

Settlement of New York State and New York City Tax Audits

        In September 2006, Citigroup reached a settlement agreement with the New York State and New York City taxing authorities regarding various tax liabilities for the years 1998 - 2005 (referred to above and hereinafter as the "resolution of the New York Tax Audits").

        For the 2006 third quarter, the Company released $254 million from its tax contingency reserves, which resulted in increases of $237 million in after-tax income from continuing operations and $17 million in after-tax income from discontinued operations.

        The following table summarizes the 2006 third quarter tax benefit, by business, from the resolution of the New York Tax Audits:

In millions of dollars	2006 Third Quarter
U.S. Cards	$39
U.S. Retail Distribution	4
U.S. Consumer Lending	10
U.S. Commercial Business	1

Total U.S. Consumer	$54
International Cards	5
International Consumer Finance	1
International Retail Banking	18

Total International Consumer	$24
Consumer Other	1

Global Consumer	$79
Capital Markets and Banking	97
Transaction Services	19

Corporate & Investment Banking	$116
Smith Barney	31
Private Bank	3

Global Wealth Management	$34
Alternative Investments	—
Corporate/Other	8

Continuing Operations	$237

Discontinued Operations	17

Total	$254

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

Acquisition of Federated Credit Card Portfolio and Credit Card Agreement With Federated Department Stores

        In June 2005, Citigroup announced a long-term agreement with Federated Department Stores, Inc. (Federated) under which the companies partner to manage approximately $6.2 billion of Federated's credit card receivables, including existing and new accounts, executed in three phases.

        For the first phase, which closed in October 2005, Citigroup acquired Federated's receivables under management, totaling approximately $3.3 billion. For the second phase, which closed in May 2006, additional Federated receivables totaling approximately $1.9 billion were transferred to Citigroup from the previous provider. For the final phase, in the 2006 third quarter, Citigroup acquired approximately $1.0 billion credit card receivable portfolio of The May Department Stores Company (May), which merged with Federated.

        Citigroup paid a premium of approximately 11.5% to acquire these portfolios. The multi-year agreement also provides Federated the ability to participate in the portfolio performance, based on credit sales and certain other performance metrics.

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

        In adopting this standard, the Company conformed to recent accounting guidance that restricted stock awards issued to retirement-eligible employees who meet certain age and service requirements must be either expensed on the grant date or accrued over a service period prior to the grant date. This charge consisted of $398 million after-tax ($648 million pretax) for the immediate expensing of awards granted to retirement-eligible employees in January 2006.

        The following table summarizes the SFAS 123(R) impact, by segment, on the 2006 first quarter pretax compensation expense for stock awards granted to retirement-eligible employees in January 2006:

In millions of dollars	2006 First Quarter
Global Consumer	$121
Corporate and Investment Banking	354
Global Wealth Management	145
Alternative Investments	7
Corporate/Other	21

Total	$648

        The following table summarizes the quarterly SFAS 123(R) impact on 2006 pretax compensation expense (and after-tax impact) for the quarterly accrual of the estimated awards that will be granted in January 2007:

In millions of dollars	Pretax	After-tax
First quarter 2006	$198	$122
Second quarter 2006	168	104
Third quarter 2006	195	127

Year-to-date 2006	$561	$353

        The Company changed the plan's retirement eligibility for the January 2007 management awards, which affected the amount of the accrual in the 2006 second and third quarters.

        Additional information can be found in Notes 1 and 8 to the Consolidated Financial Statements on pages 91 and 100, respectively. The Company will continue to accrue for the estimated awards that will be granted in January 2007 in the 2006 fourth quarter.

Settlement of IRS Tax Audit

        In March 2006, the Company received a notice from the Internal Revenue Service (IRS) that they had concluded the tax audit for the years 1999 through 2002 (referred to hereinafter as the "resolution of the Federal Tax Audit"). For the 2006 first quarter, the Company released a total of $657 million from its tax contingency reserves related to the resolution of the Federal Tax Audit.

        The following table summarizes the 2006 first quarter tax benefit by segment of the resolution of the Federal Tax Audit:

In millions of dollars	2006 First Quarter
Global Consumer	$290
Corporate and Investment Banking	176
Global Wealth Management	13
Alternative Investments	58
Corporate/Other	61

Continuing Operations	$598
Discontinued Operations	59

Total	$657

Sale of Asset Management Business

        On December 1, 2005, the Company completed the sale of substantially all of its Asset Management Business to Legg Mason in exchange for Legg Mason's broker-dealer business, $2.298 billion of Legg Mason's common and preferred shares (valued as of the closing date), and $500 million in cash. This cash was obtained via a lending facility provided by Citigroup CIB. The transaction did not include Citigroup's asset management business in Mexico, its retirement services business in Latin America (both of which are now included in International Retail Banking) or its interest in the CitiStreet joint venture (which is now included in Smith Barney). The total value of the transaction at the time of closing was approximately $4.369 billion, resulting in an after-tax gain to Citigroup of approximately $2.082 billion ($3.404 billion pretax).

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

        Additional information can be found in Note 3 to the Consolidated Financial Statements on page 94.

Sale of Travelers Life & Annuity

        On July 1, 2005, the Company completed the sale of Citigroup's Travelers Life & Annuity and substantially all of Citigroup's international insurance businesses to MetLife. The businesses sold were the primary vehicles through which Citigroup engaged in the Life Insurance and Annuities business.

        Citigroup received $1.0 billion in MetLife equity securities and $10.830 billion in cash, which resulted in an after-tax gain of approximately $2.120 billion ($3.386 billion pretax), which is included in discontinued operations.

        In July 2006, Citigroup recognized an $85 million after-tax gain from the sale of MetLife shares. This gain was reported within Income from continuing operations in the Alternative Investments business.

        The transaction encompassed Travelers Life & Annuity's U.S. businesses and its international operations, other than Citigroup's life insurance business in Mexico (which is now included within International Retail Banking). (The transaction described in the preceding three paragraphs is referred to as the "Sale of the Life Insurance and Annuities Business").

        Additional information can be found in Note 3 to the Consolidated Financial Statements on page 94.

Credit Reserves

        During the three months ended September 30, 2006, the Company recorded a net build of its credit reserves of $37 million, consisting of a net release/utilization of $79 million in Global Consumer and a net build of $116 million in CIB.

        The net release/utilization in Global Consumer was primarily due to lower bankruptcy filings and a continued overall improvement in the U.S. consumer portfolio. Partially offsetting the net releases was a build of $112 million in Japan relating to the consumer lending industry (see discussion on page 33).

        The net build of $116 million in CIB was primarily comprised of $109 million in Capital Markets and Banking,which included a $48 million reserve increase for unfunded lending commitments. The net build reflected growth in loans and unfunded commitments and a change in credit rating of certain counterparties.

        For the nine months ended September 30, 2006, the Company recorded a net release/utilization of $327 million, consisting of a net release/utilization of $594 million in Global Consumer and a net build of $267 million in CIB.

Credit Reserve Builds (Releases/Utilization)(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2006	2005	2006	2005
By Product:
U.S. Cards	$(122)	$30	$(354)	$30
U.S. Retail Distribution	(29)	275	(115)	258
U.S. Consumer Lending	(8)	(56)	(114)	(56)
U.S. Commercial Business	(38)	13	(84)	(5)
International Cards	59	24	179	37
International Consumer Finance	135	(10)	136	(9)
International Retail Banking	(93)	(649)	(275)	(639)
Smith Barney	(1)	7	(1)	11
Private Bank	17	24	34	14
Consumer Other	1	—	—	(1)

Total Consumer	$(79)	$(342)	$(594)	$(360)

Capital Markets and Banking	109	158	258	125
Transaction Services	7	9	9	13
Other CIB	—	(3)	—	(3)

Total CIB	$116	$164	$267	$135

Total Citigroup	$37	$(178)	$(327)	$(225)

By Region:
U.S.	$(134)	$407	$(447)	$443
Mexico	6	26	51	(69)
EMEA	83	(620)	41	(493)
Japan	115	22	91	22
Asia	(70)	3	(120)	(43)
Latin America	37	(16)	57	(85)

Total Citigroup	$37	$(178)	$(327)	$(225)

(1)
Releases include SFAS 114 releases and utilizations.

Allowance for Credit Losses

In millions of dollars	Sept. 30, 2006	Dec. 31, 2005	Sept. 30, 2005
Allowance for loan losses	$8,979	$9,782	$10,015
Allowance for unfunded lending commitments	1,100	850	800

Total allowance for loan losses and unfunded lending commitments	$10,079	$10,632	$10,815

Hurricane Katrina

        In the 2005 third quarter, the Company recorded a $222 million after-tax charge $(357 million pretax) for the estimated probable losses incurred from Hurricane Katrina. This charge consisted primarily of additional credit costs in U.S. Cards, U.S. Commercial Business, U.S. Consumer Lending and U.S. Retail Distribution businesses, based on total credit exposures of approximately $3.6 billion in the Federal Emergency Management Agency (FEMA) Individual Assistance designated areas. This charge did not include an after-tax estimate of $75 million $(109 million pretax) for fees and interest due from related customers that were waived during 2005.

Change in EMEA Consumer Write-off Policy

        Prior to the third quarter of 2005, certain Western European consumer portfolios were granted an exception to Citigroup's global write-off policy. The exception extended the write-off period from the standard 120-day policy for personal installment loans, and was granted because of the higher recovery rates experienced in these portfolios. During 2005, Citigroup observed lower actual recovery rates, stemming primarily from a change in bankruptcy and wage garnishment laws in Germany and, as a result, rescinded the exception to the global standard. The net charge was $332 million $(490 million pretax) resulting from the recording of $1.153 billion of write-offs and a corresponding utilization of $663 million of reserves in the 2005 third quarter.

        These write-offs did not relate to a change in the portfolio credit quality but rather to a change in environmental factors due to law changes and consumer behavior that led Citigroup to re-evaluate its estimates of future long-term recoveries and their appropriateness to the write-off exception.

United States Bankruptcy Legislation

        On October 17, 2005, the Bankruptcy Reform Act (or the Act) became effective. The Act imposes a means test to determine if people who file for Chapter 7 bankruptcy earn more than the median income in their state and could repay at least $6,000 of unsecured debt over five years. Bankruptcy filers who meet this test are required to enter into a repayment plan under Chapter 13, instead of canceling their debt entirely under Chapter 7. As a result of these more stringent guidelines, bankruptcy claims accelerated prior to the effective date. The incremental bankruptcy losses over the Company's estimated baseline in 2005 that was attributable to the Act in U.S. Cards business was approximately $970 million on a managed basis $(550 million in the Company's on-balance portfolio and $420 million in the securitized portfolio). In addition, the U.S. Retail Distribution business incurred incremental bankruptcy losses of approximately $90 million during 2005.

Homeland Investment Act Benefit

        The Company's 2005 third quarter results from continuing operations include a $185 million $(198 million for the 2005 full year) tax benefit from the Homeland Investment Act provision of the American Jobs Creation Act of 2004, net of the impact of remitting income earned in 2005 and prior years that would otherwise have been indefinitely invested overseas. The amount of dividends that were repatriated relating to this benefit is approximately $3.2 billion.

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

Divestiture of CitiCapital's Transportation Finance Business

        On January 31, 2005, the Company completed the sale of CitiCapital's Transportation Finance Business based in Dallas and Toronto to GE Commercial Finance for total cash consideration of approximately $4.6 billion. The sale resulted in an after-tax gain of $111 million $(161 million pretax).

SEGMENT, PRODUCT AND REGIONAL NET INCOME

        The following tables show the net income (loss) for Citigroup's businesses on a segment and product view and on a regional view:

Citigroup Net Income—Segment and Product View

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
In millions of dollars	2006	2005(1)	Change	2006	2005(1)	Change
Global Consumer
U.S. Cards	$1,085	$797	36%	$2,889	$2,310	25%
U.S. Retail Distribution	481	319	51	1,564	1,361	15
U.S. Consumer Lending	521	487	7	1,428	1,480	(4)
U.S. Commercial Business	151	222	(32)	415	608	(32)

Total U.S. Consumer(2)	$2,238	$1,825	23%	$6,296	$5,759	9%

International Cards	$287	$383	(25)%	$906	$1,016	(11)%
International Consumer Finance	50	152	(67)	391	468	(16)
International Retail Banking	701	427	64	2,092	1,518	38

Total International Consumer	$1,038	$962	8%	$3,389	$3,002	13%

Other	$(81)	$(64)	(27)%	$(240)	$(298)	19%

Total Global Consumer	$3,195	$2,723	17%	$9,445	$8,463	12%

Corporate and Investment Banking
Capital Markets and Banking	$1,344	$1,424	(6)%	$4,374	$3,906	12%
Transaction Services	385	327	18	1,048	860	22
Other	(8)	46	NM	(49)	82	NM

Total Corporate and Investment Banking	$1,721	$1,797	(4)%	$5,373	$4,848	11%

Global Wealth Management
Smith Barney	$294	$227	30%	$700	$663	6%
Private Bank	105	79	33	333	284	17

Total Global Wealth Management	$399	$306	30%	$1,033	$947	9%

Alternative Investments	$117	$339	(65)%	$727	$1,086	(33)%
Corporate/Other	(129)	(177)	27	(458)	(510)	10

Income from Continuing Operations	$5,303	$4,988	6%	$16,120	$14,834	9%
Income from Discontinued Operations(3)	202	2,155	(91)	289	2,823	(90)

Total Net Income	$5,505	$7,143	(23)%	$16,409	$17,657	(7)%

(1)
Reclassified to conform to the current period's presentation. See Note 4 to the Consolidated Financial Statements on page 97 for assets by segment.

(2)
U.S. disclosure includes Canada and Puerto Rico.

(3)
See Note 3 to the Consolidated Financial Statements on page 94.

NM    Not meaningful

Citigroup Net Income—Regional View

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
In millions of dollars	2006	2005(1)	Change	2006	2005(1)	Change
U.S.(2)
Global Consumer	$2,157	$1,761	22%	$6,056	$5,461	11%
Corporate and Investment Banking	540	637	(15)	1,802	1,992	(10)
Global Wealth Management	342	288	19	860	876	(2)

Total U.S.	$3,039	$2,686	13%	$8,718	$8,329	5%

Mexico
Global Consumer	$395	$511	(23)%	$1,128	$1,156	(2)%
Corporate and Investment Banking	95	177	(46)	261	336	(22)
Global Wealth Management	9	12	(25)	27	35	(23)

Total Mexico	$499	$700	(29)%	$1,416	$1,527	(7)%

Latin America
Global Consumer	$23	$61	(62)%	$169	$195	(13)%
Corporate and Investment Banking	168	185	(9)	508	525	(3)
Global Wealth Management	3	1	NM	8	16	(50)

Total Latin America	$194	$247	(21)%	$685	$736	(7)%

EMEA
Global Consumer	$213	$(154)	NM	$613	$92	NM
Corporate and Investment Banking	489	358	37%	1,466	882	66%
Global Wealth Management	7	8	(13)	15	10	50

Total EMEA	$709	$212	NM	$2,094	$984	NM

Japan
Global Consumer	$79	$169	(53)%	$445	$532	(16)%
Corporate and Investment Banking	38	58	(34)	195	160	22
Global Wealth Management	—	(29)	100	—	(82)	100

Total Japan	$117	$198	(41)%	$640	$610	5%

Asia
Global Consumer	$328	$375	(13)%	$1,034	$1,027	1%
Corporate and Investment Banking	391	382	2	1,141	953	20
Global Wealth Management	38	26	46	123	92	34

Total Asia	$757	$783	(3)%	$2,298	$2,072	11%

Alternative Investments	$117	$339	(65)%	$727	$1,086	(33)%
Corporate/Other	(129)	(177)	27	(458)	(510)	10

Income from Continuing Operations	$5,303	$4,988	6%	$16,120	$14,834	9%
Income from Discontinued Operations(3)	202	2,155	(91)	289	2,823	(90)

Total Net Income	$5,505	$7,143	(23)%	$16,409	$17,657	(7)%

Total International	$2,276	$2,140	6%	$7,133	$5,929	20%

(1)
Reclassified to conform to the current period's presentation.

(2)
Excludes Alternative Investments and Corporate/Other, which are predominantly related to the U.S. The U.S. regional disclosure includes Canada and Puerto Rico. Global Consumer for the U.S. includes Other Consumer.

(3)
See Note 3 to the Consolidated Financial Statements on page 94.

NM
Not meaningful.

SELECTED REVENUE AND EXPENSE ITEMS

Selected Revenue Items

        Net interest revenue of $9.8 billion for the 2006 third quarter increased $133 million, or 1%, from the 2005 third quarter, as higher customer deposit and loan balances were offset by spread compression.

        Total commissions and fees and administration and other fiduciary fees for the third quarter of 2006 of $5.7 million decreased by $670 billion, or 11%, compared to the 2005 third quarter. This was attributable to the mark-to-market of the Consumer Lending's mortgage servicing assets, offset by increased bank card fees in U.S. Cards and International Cards and increased investment banking fees, volumes, and assets under custody in CIB.

        Principal transactions revenue of $1.9 billion decreased $23 million, or 1%, from the third quarter of 2005. Realized gains from sales of investments were up $20 million, or 7%, to $304 million in the 2006 third quarter. During the 2006 third quarter, Consumer Lending sold $11 billion of mortgage-backed securities resulting in a $133 million realized gain. This was offset by the absence of a $134 million realized gain in Alternative Investments on the sale of the St. Paul Travelers shares in the third quarter of 2005.

        Other revenue of $2.9 billion increased $388 million, or 16%, from the 2005 third quarter. The increase was primarily driven by higher net replenishment gains on previously securitized receivables in U.S. Cards and gains on derivative contracts on Consumer Lending's mortgage servicing assets, offset by the absence of the Copelco Litigation Settlement of $185 million in the 2005 third quarter and a decrease in Alternative Investments driven by lower investment performance.

Operating Expenses

        Total operating expenses were $11.9 billion for the 2006 third quarter, up $523 million, or 5%, from the comparable 2005 period. The increase was primarily due to investment spending, SFAS 123(R) accruals, and acquisitions.

        Global Consumer reported a 12% increase in total expenses from the 2005 third quarter. U.S. Consumer increased $136 million, or 4%, on increased business volumes and investments in new branches. International Consumer expenses increased $489 million, or 21%, versus the third quarter of 2005, primarily due to investment in branch expansion, the integration of Credicard, and the absence of a value added tax refund in Mexico in the prior-year period.

        CIB expenses decreased 6% from the 2005 third quarter, primarily due to a decline in incentive compensation accruals.

        Global Wealth Management expenses increased 13% compared to the prior-year quarter, primarily related to costs associated with the integration of the financial consultants from Legg Mason and SFAS 123(R) costs. Alternative Investments expenses declined 18% from the 2005 third quarter.

Provisions for Credit Losses and for Benefits and Claims

        The provision for credit losses declined $782 million, or 30%, from the 2005 third quarter to $1.8 billion. Policyholder benefits and claims in the 2006 third quarter increased $59 million, or 27%, from the 2005 third quarter.

        Global Consumer provisions for loan losses and for benefits and claims of $2.0 billion in the 2006 third quarter were down $776 million, or 28%, from the 2005 third quarter. The declines were mainly due to lower bankruptcy filings, a continued favorable credit environment that drove lower net credit loss ratios and the absence of a $490 million charge to standardize the EMEA consumer loan write-off policies with the global write-off policy in the prior-year period. Total net credit losses were $1.815 billion, and the related loss ratio was 1.49%, in the 2006 third quarter, as compared to $2.926 billion and 2.68% in the 2005 third quarter. The consumer loan delinquency ratio (90 days or more past due) declined to 1.29% at September 30, 2006 from 1.45% at September 30, 2005. See page 57 for a reconciliation of total consumer credit information.

        The CIB provision for credit losses in the 2006 third quarter was up $64 million from the 2005 third quarter. CIB's reserve for credit losses was increased by $50 million for unfunded lending commitments in the 2006 third quarter due to higher exposures.

        Corporate cash-basis loans at September 30, 2006 and 2005 were $692 million and $1.2 billion, respectively, while the corporate Other Real Estate Owned (OREO) portfolio totaled $193 million and $153 million, respectively. The decline in corporate cash-basis loans from September 30, 2005, was related to improvements in the overall credit environment.

Income Taxes

        The Company's effective income tax rate on continuing operations was 27.4% in the 2006 third quarter, compared to 29.9% in the 2005 third quarter. The 2006 third quarter included a $237 million tax benefit related to the resolution of the New York Tax Audits. The 2005 third quarter included a Homeland Investment Act tax benefit of $185 million, net of the impact of remitting income earned in 2005 and prior years that would otherwise have been indefinitely invested overseas.

Regulatory Capital

        Total capital (Tier 1 and Tier 2) was $117.8 billion and $106.4 billion, or 11.88% and 12.02% of net risk-adjusted assets at September 30, 2006 and December 31, 2005, respectively. Tier 1 capital was $85.7 billion, or 8.64% of net risk-adjusted assets, at September 30, 2006, compared to $77.8 billion, or 8.79%, at December 31, 2005.

ACCOUNTING CHANGES AND FUTURE APPLICATION OF ACCOUNTING STANDARDS

        See Note 1 to the Consolidated Financial Statements on page 91 for a discussion of Accounting Changes and the Future Application of Accounting Standards.

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

The net income line in the following business segment and operating unit discussions excludes discontinued operations. Income from discontinued operations is included within the Corporate/Other business segment. See Notes 3 and 4 to the Consolidated Financial Statements on pages 94 and 97, respectively.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

GLOBAL CONSUMER

*Excludes Other Consumer loss of $81 million.	*Excludes Other Consumer loss of $81 million.

        Citigroup's Global Consumer Group provides a wide array of banking, lending, insurance and investment services through a network of 7,933 branches, approximately 18,000 ATMs, approximately 800 Automated Lending Machines (ALMs), the Internet, telephone and mail, and the Primerica Financial Services salesforce. Global Consumer serves more than 250 million customer accounts, providing products and services to meet the financial needs of both individuals and small businesses.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Net interest revenue	$7,523	$7,369	2%	$22,228	$22,212	—
Non-interest revenue	5,311	4,952	7	15,189	14,234	7%

Revenues, net of interest expense	$12,834	$12,321	4%	$37,417	$36,446	3%
Operating expenses	6,316	5,657	12	19,052	17,256	10
Provisions for loan losses and for benefits and claims	1,994	2,770	(28)	5,311	6,919	(23)

Income before taxes and minority interest	$4,524	$3,894	16%	$13,054	$12,271	6%
Income taxes	1,312	1,153	14	3,559	3,762	(5)
Minority interest, net of taxes	17	18	(6)	50	46	9

Net income	$3,195	$2,723	17%	$9,445	$8,463	12%

Average assets (in billions of dollars)	$620	$534	16%	$586	$529	11%
Return on assets	2.04%	2.02%		2.15%	2.14%
Average risk capital(1)	$27,938	$27,343	2%	$27,724	$27,012	3%
Return on risk capital(1)	45%	40%		46%	42%
Return on invested capital(1)	21%	18%		21%	19%

(1)
See footnote 4 to the table on page 4.

U.S. CONSUMER

U.S. Consumer is comprised of four businesses: Cards, Retail Distribution, Consumer Lending and Commercial Business.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Net interest revenue	$4,141	$4,422	(6)%	$12,468	$13,209	(6)%
Non-interest revenue	3,663	3,279	12	10,169	9,945	2

Revenues, net of interest expense	$7,804	$7,701	1%	$22,637	$23,154	(2)%
Operating expenses	3,426	3,290	4	10,546	9,985	6
Provisions for loan losses and for benefits and claims	962	1,573	(39)	2,690	4,319	(38)

Income before taxes and minority interest	$3,416	$2,838	20%	$9,401	$8,850	6%
Income taxes	1,162	996	17	3,060	3,045	—
Minority interest, net of taxes	16	17	(6)	45	46	(2)

Net income	$2,238	$1,825	23%	$6,296	$5,759	9%

Average assets (in billions of dollars)	$422	$359	18%	$398	$353	13%
Return on assets	2.10%	2.02%		2.12%	2.18%
Average risk capital(1)	$15,312	$13,767	11	$15,059	$13,869	9%
Return on risk capital(1)	58%	53%		56%	56%
Return on invested capital(1)	26%	22%		25%	23%

(1)
See footnote 4 to the table on page 4.

U.S. Cards

        U.S. Cards is one of the largest providers of credit cards in North America, with more than 150 million customer accounts in the United States, Canada and Puerto Rico. In addition to MasterCard (including Diners), Visa, and American Express, U.S. Cards is the largest provider of credit card services to the oil and gas industry and the leading provider of consumer private-label credit cards and commercial accounts on behalf of merchants such as The Home Depot, Federated, Sears, Dell Computer, Radio Shack, Staples and Zales Corporation.

        Revenues are primarily generated from net interest revenue on receivables, interchange fees on purchase sales and other delinquency and servicing fees.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Net interest revenue	$1,140	$1,353	(16)%	$3,500	$4,004	(13)%
Non-interest revenue	2,312	2,028	14	6,437	6,095	6

Revenues, net of interest expense	$3,452	$3,381	2%	$9,937	$10,099	(2)%
Operating expenses	1,447	1,458	(1)	4,533	4,461	2
Provision for loan losses and for benefits and claims	360	679	(47)	1,067	2,075	(49)

Income before taxes	$1,645	$1,244	32%	$4,337	$3,563	22%
Income taxes	560	447	25	1,448	1,253	16%

Net income	$1,085	$797	36%	$2,889	$2,310	25%

Average assets (in billions of dollars)	$64	$63	2%	$63	$66	(5)%
Return on assets	6.73%	5.02%		6.13%	4.68%
Average risk capital(1)	$5,628	$5,848	(4)%	$5,594	$5,780	(3)%
Return on risk capital(1)	76%	54%		69%	53%
Return on invested capital(1)	32%	22%		29%	22%

Key indicators—on a managed basis: (in billions of dollars)
Return on managed assets	2.91%	2.20%
Purchase sales	$77.0	$70.9	9%
Managed average yield(2)	14.00%	13.98%
Managed net interest margin(2)	10.28%	11.03%

(1)
See footnote 4 to the table on page 4.

(2)
As a percentage of average managed loans.

U.S. Cards (Continued)

3Q06 vs. 3Q05

        Net Interest Revenue decreased, reflecting a combination of increased payment rates, higher cost of funds, and the mix of receivable balances. Non-Interest Revenue increased, as the positive impact of 9% growth in purchase sales, increased revenues from previously securitized receivables, which includes excess servicing, and the addition of the Federated portfolio in the 2005 fourth quarter more than offset higher rewards program costs and lower asset sales of $37 million. Included in revenues in the 2005 third quarter were the negative impact of Hurricane Katrina and the effect of the new bankruptcy legislation.

        Operating expenses improved, primarily due to a decline in advertising and marketing expenses, largely reflecting the timing of advertising campaigns, partially offset by the addition of the Federated portfolio.

        Provision for loan losses and for benefits and claims declined, primarily reflecting a decline in net credit losses and a loan loss reserve release of $122 million, due to lower bankruptcies and the favorable credit environment.

        Net income also reflected a $39 million tax benefit in the 2006 third quarter resulting from the resolution of the New York Tax Audits.

2006 YTD vs. 2005 YTD

        Net Interest Revenue decreased, reflecting a combination of increased payment rates, higher cost of funds, and the mix of receivable balances. Non-Interest Revenue increased as the positive impact of growth in purchase sales, increased revenues from previously securitized receivables, and the addition of the Federated portfolio more than offset higher rewards program costs. Included in revenues in the 2006 period were asset sales of $105 million, including the 2006 second quarter gain from the MasterCard initial public offering of $59 million. In the 2005 period, revenues included gains from asset sales of $185 million.

        Operating expenses increased, primarily reflecting the addition of the Federated portfolio and the adoption of SFAS 123(R) in the 2006 first quarter; this was partially offset by a decline in advertising and marketing expenses, largely reflecting the timing of advertising campaigns.

        Provision for loan losses and for benefits and claims declined, primarily reflecting a decline in net credit losses and a loan loss reserve release of $354 million, due to lower bankruptcies and the favorable credit environment.

        Net Income also reflected an $89 million tax benefit resulting from the resolution of the Federal Tax Audit in the 2006 first quarter, along with a $39 million tax benefit resulting from the resolution of the New York Tax Audits in the 2006 third quarter.

U.S. Retail Distribution

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Net interest revenue	$1,521	$1,488	2%	$4,469	$4,473	—
Non-interest revenue	861	851	1	2,708	2,683	1%

Revenues, net of interest expense	$2,382	$2,339	2%	$7,177	$7,156	—
Operating expenses	1,201	1,099	9	3,622	3,291	10%
Provisions for loan losses and for benefits and claims	446	759	(41)	1,258	1,773	(29)

Income before taxes	$735	$481	53%	$2,297	$2,092	10%
Income taxes	254	162	57	733	731	—

Net income	$481	$319	51%	$1,564	$1,361	15%

Revenues, net of interest expense, by business:
Citibank branches	$765	$754	1%	$2,406	$2,373	1%
CitiFinancial branches	1,052	1,035	2	3,097	3,142	(1)
Primerica Financial Services	565	550	3	1,674	1,641	2

Total revenues	$2,382	$2,339	2%	$7,177	$7,156	—

Net income by business:
Citibank branches	$79	$111	(29)%	$344	$410	(16)%
CitiFinancial branches	270	72	NM	799	545	47
Primerica Financial Services	132	136	(3)	421	406	4

Total net income	$481	$319	51%	$1,564	$1,361	15%

Average assets (in billions of dollars)	$70	$65	8%	$68	$64	6%
Return on assets	2.73%	1.95%		3.08%	2.84%
Average risk capital(1)	$3,591	$3,003	20%	$3,523	$2,975	18%
Return on risk capital(1)	53%	42%		59%	61%
Return on invested capital(1)	21%	13%		23%	17%

Key indicators: (in billions of dollars)
Average loans	$45.2	$40.7	11%
Average deposits	134.7	119.6	13
EOP Investment Assets under Management (AUMs)	76.1	70.9	7

(1)
See footnote 4 to the table on page 4.

NM
Not meaningful

U.S. Retail Distribution (Continued)

        U.S. Retail Distribution provides banking, lending, investment and insurance products and services to customers through 931 Citibank branches, 2,422 CitiFinancial branches, the Primerica Financial Services (PFS) salesforce, the Internet, direct mail and telesales. Revenues are primarily derived from net interest revenue on loans and deposits and from fees on banking, insurance and investment products.

3Q06 vs. 3Q05

        Net Interest Revenue increased 2%, as growth in deposits of 13% and growth in loans of 11% were largely offset by net interest margin compression. This was mainly due to a shift in customer liabilities from savings and other demand deposits to certificates of deposit and e-Savings accounts. Non-Interest Revenue increased slightly for the quarter due to increased investment product sales in Citibank branches and strong securities sales in Primerica Financial Services.

        Operating expense growth was primarily due to higher volume-related expenses, increased investment spending, driven by 101 new branch openings in the quarter (and 195 additional net branches since the 2005 third quarter), and advertising costs associated with the launch of e-Savings.

        Provisions for loan losses and for benefits and claims declined 41% primarily due to the absence of a $165 million pretax loan loss reserve build in the prior year related to the reorganization of the former Consumer Finance business, a prior-year reserve build related to Hurricane Katrina of $110 million pretax in CitiFinancial branches, and lower overall bankruptcy filings in the current period. The net credit loss ratio declined 58 basis points to 2.48% reflecting the continuing favorable credit environment.

        Deposit growth reflected balance increases in certificates of deposit; e-Savings accounts, which generated $6.2 billion in average deposits; and premium checking and rate-sensitive money market products, as well as the impact of the transfer of approximately $1.8 billion in deposits for certain customer segments, from the U.S. Commercial Business Group, to better serve those customers. Excluding the transfer of $1.8 billion from the U.S. Commercial Business Group, deposits grew 11% from the prior-year quarter. Loan growth reflected improvements in all channels and products. Investment product sales in Citibank branches increased 16%, driven by increased volumes.

2006 YTD vs. 2005 YTD

        Net Interest Revenue was flat to the prior-year period as growth in deposits and loans, up 9% and 10%, respectively, were more than offset by net interest margin compression. This was primarily due to a shift in customer liabilities from savings and other demand deposits to certificates of deposit and e-Savings accounts. Non Interest Revenue increased slightly due to the $132 million pretax gain on the Sale of New York Branches, partially offset by the absence of a $110 million gain related to the resolution of the Glendale litigation in the 2005 first quarter and other revenue declines.

        Operating expense growth was primarily due to higher volume-related expenses, increased investment spending primarily driven by new branch openings, the impact of SFAS 123(R), and advertising costs associated with the launch of e-Savings. The impact of the FAB acquisition also contributed to higher expenses.

        Provisions for loan losses and for benefits and claims declined 29% primarily due to the absence of a $165 million pretax loan loss reserve build in the prior year related to the reorganization of the former Consumer Finance business, a prior-year reserve build related to Hurricane Katrina of $110 million and lower overall bankruptcy filings in the current year. The credit environment was favorable during the first three quarters of 2006.

        Deposit growth reflected balance increases in certificates of deposit; e-Savings accounts, which generated $7.8 billion in end-of-period deposits; premium checking; and partly rate-sensitive money market products. Loan growth reflected improvements in all channels and products. Investment product sales increased 26%, driven by increased volumes.

        Net income in 2006 also reflected a $51 million tax reserve release resulting from the resolution of the Federal Tax Audit.

U.S. Consumer Lending

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Net interest revenue	$1,185	$1,209	(2)%	$3,606	$3,709	(3)%
Non-interest revenue	296	123	NM	442	372	19

Revenues, net of interest expense	$1,481	$1,332	11%	$4,048	$4,081	(1)%
Operating expenses	450	425	6	1,347	1,249	8
Provisions for loan losses and for benefits and claims	186	114	63	415	444	(7)

Income before taxes and minority interest	$845	$793	7%	$2,286	$2,388	(4)%
Income taxes	308	289	7	813	862	(6)
Minority interest, net of taxes	16	17	(6)	45	46	(2)

Net income	$521	$487	7%	$1,428	$1,480	(4)%

Revenues, net of interest expense, by business:
Real Estate Lending	$1,000	$836	20%	$2,636	$2,648	—
Student Loans	163	173	(6)	482	481	—
Auto	318	323	(2)	930	952	(2)%

Total revenues	$1,481	$1,332	11%	$4,048	$4,081	(1)%

Net income by business:
Real Estate Lending	$389	$318	22%	$1,014	$1,037	(2)%
Student Loans	58	62	(6)	171	176	(3)
Auto	74	107	(31)	243	267	(9)

Total net income	$521	$487	7%	$1,428	$1,480	(4)%

Average assets (in billions of dollars)	$244	$192	27%	$225	$185	22%
Return on assets	0.85%	1.01%		0.85%	1.07%
Average risk capital(1)	$3,770	$3,218	17%	$3,651	$3,283	11%
Return on risk capital(1)	55%	60%		52%	60%
Return on invested capital(1)	31%	31%		28%	34%

(1)
See footnote 4 to the table on page 4.

(2)
As a percentage of average loans.

NM
Not meaningful

U.S. Consumer Lending (Continued)

	Three Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05
Key indicators: (in billions of dollars)
Net interest margin:(2)
Real Estate Lending	1.91%	2.32%
Student Loans	1.50	1.90
Auto	8.57	10.47
Originations:
Real Estate Lending	$35.8	$37.0	(3)%
Student Loans	4.1	3.8	8%
Auto	2.4	1.9	26%

(1)
See footnote 4 to the table on page 4.

(2)
As a percentage of average loans.

NM
Not meaningful

        U.S. Consumer Lending provides home mortgages and home equity loans to prime and non-prime customers, auto financing to non-prime consumers and educational loans to students. Loans are originated throughout the United States and Canada through the Citibank, CitiFinancial and Smith Barney branch networks, Primerica Financial Services agents, third-party brokers, direct mail, the Internet and telesales. Loans are also purchased in the wholesale markets. U.S. Consumer Lendingalso provides mortgage servicing to a portfolio of mortgage loans owned by third parties. Revenues are comprised of loan fees, net interest revenue and mortgage servicing fees.

3Q06 vs. 3Q05

        Net Interest Revenue decreased 2%, reflecting net interest margin compression that was partially offset by a 19% increase in average loan balances. Non-Interest Revenue increased due to higher gains on sales of real estate, student loans and mortgage-backed securities, and higher net mortgage servicing revenues. Average loan growth reflected a strong increase in originations over the past year, with 26% growth in Auto originations and 8% growth in Student Loans originations in the 2006 third quarter.

        During the 2006 third quarter, the U.S. Consumer Lending business initiated a Mortgage-Backed Securities Program.

        Operating expenses increased primarily due to higher loan origination volumes and investment spending.

        Provisions for loan losses and for benefits and claims increased primarily due to lower loan loss reserve releases of $48 million and higher credit losses in the Real Estate Lending business. The lower loan loss reserve releases reflected the absence of a prior-year loan loss reserve release of $165 million related to the reorganization of the U.S. Consumer Finance businesses and a prior-year loan loss reserve build of $110 million related to the estimated impact of Hurricane Katrina. The 90 days-past-due ratio declined in Real Estate Lending business.

2006 YTD vs. 2005 YTD

        Net Interest Revenue declined 3%, reflecting net interest margin compression somewhat offset by a 19% increase in average loan balances. Non-Interest Revenue increased due to higher gains on securitization of real estate and student loans, and gains on the sale of securities, somewhat offset by lower servicing revenues. Average loan growth reflected a strong increase in originations across all businesses, driven by an 11% increase in real estate lending.

        Operating expenses increased primarily due to higher loan origination volumes, investment spending and the impact of SFAS 123(R).

        Provisions for loan losses and for benefits and claims declined due to a favorable credit environment, which led to an increase in loan loss reserve releases of $58 million, driven by the Real Estate Lending business.

U.S. Commercial Business

        U.S. Commercial Business provides equipment leasing, financing, and banking services to small- and middle-market businesses ($5 million to $500 million in annual revenues) and financing for investor-owned multifamily and commercial properties. Revenues are comprised of net interest revenue and fees on loans and leases.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Net interest revenue	$295	$372	(21)%	$893	$1,023	(13)%
Non-interest revenue	194	277	(30)	582	795	(27)

Revenues, net of interest expense	$489	$649	(25)%	$1,475	$1,818	(19)%
Operating expenses	328	308	6	1,044	984	6
Provision for loan losses	(30)	21	NM	(50)	27	NM

Income before taxes	$191	$320	(40)%	$481	$807	(40)%
Income taxes	40	98	(59)	66	199	(67)

Net income	$151	$222	(32)%	$415	$608	(32)%

Average assets (in billions of dollars)	$44	$39	13%	$42	$38	11%
Return on assets	1.36%	2.26%		1.32%	2.14%
Average risk capital(1)	$2,323	$1,698	37%	$2,291	$1,831	25%
Return on risk capital(1)	26%	52%		24%	44%
Return on invested capital(1)	13%	31%		12%	29%

Key indicators: (in billions of dollars):
Average earning assets	$36.8	$33.1	11%	$36.3	$32.5	12%

(1)
See footnote 4 to the table on page 4.

NM
Not meaningful

U.S. Commercial Business (Continued)

3Q06 vs. 3Q05

        Net Interest Revenue declined on continued net interest margin compression, partially offset by the benefit of higher volumes. Average loans (excluding the liquidating portfolio) increased 13%, and average deposits, while down 2%, were affected by the transfer of $1.8 billion in deposits for certain customer segments to the U.S. Retail Distribution business to better service those customers. Excluding this transfer, deposits were up 8%. Non-Interest Revenue declined primarily due to the absence of the prior-year $162 million legal settlement benefit related to the purchase of Copelco.

        Operating expense growth was mainly due to the absence of a $23 million expense benefit due to the Copelco settlement recorded in the prior year.

        Provision for loan losses declined primarily due to higher loan loss reserve releases resulting from the favorable credit environment and the continued liquidation of non-core portfolios.

        Core loan growth reflected strong transaction volumes and growth in loan balances across all business units.

2006 YTD vs. 2005 YTD

        Net Interest Revenue declined primarily due to the continuing impact of net interest margin compression, partially offset by strong growth in core loan and deposit balances, up 16% and 10%, respectively, over the prior year. Non-Interest Revenue declined primarily due to the absence of the $162 million legal settlement benefit in the 2005 third quarter related to the purchase of Copelco and the $161 million gain on the sale of the CitiCapital Transportation Finance business in the 2005 first quarter, partly offset by the $31 million pretax gain on the Sale of New York Branches in the 2006 second quarter.

        Operating expense growth was primarily due to higher volume-related expenses, the absence of a $23 million expense benefit due to the Copelco settlement recorded in the prior-year period, and the impact of the FAB acquisition and SFAS 123(R), partially offset by lower expenses from the absence of the transportation finance business and severance costs in the prior year.

        Provision for loan losses declined primarily due to loan loss reserve releases of $84 million due to a favorable credit environment, and the continued liquidation of non-core portfolios.

        Deposit and core loan growth reflected strong transaction volumes and balances across all business units and the impact of the FAB acquisition, partially offset by declines in the liquidating portfolio.

(This page has been left blank intentionally.)

INTERNATIONAL CONSUMER

International Consumer is comprised of three businesses: Cards, Consumer Finance and Retail Banking.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Net interest revenue	$3,445	$2,995	15%	$9,921	$9,116	9%
Non-interest revenue	1,622	1,638	(1)	4,929	4,410	12

Revenues, net of interest expense	$5,067	$4,633	9%	$14,850	$13,526	10%
Operating expenses	2,769	2,280	21	8,091	7,022	15
Provisions for loan losses and for benefits and claims	1,032	1,197	(14)	2,621	2,600	1

Income before taxes and minority interest	$1,266	$1,156	10	$4,138	$3,904	6%
Income taxes	227	193	18	744	902	(18)
Minority interest, net of taxes	1	1	—	5	—	NM

Net income	$1,038	$962	8%	$3,389	$3,002	13%

Revenues, net of interest expense, by region:
Mexico	$1,238	$1,139	9%	$3,579	$3,154	13%
Latin America	485	279	74	1,282	817	57
EMEA	1,353	1,271	6	3,983	3,775	6
Japan	782	803	(3)	2,364	2,451	(4)
Asia	1,209	1,141	6	3,642	3,329	9

Total revenues	$5,067	$4,633	9%	$14,850	$13,526	10%

Net income by region
Mexico	$395	$511	(23)%	$1,128	$1,156	(2)%
Latin America	23	61	(62)	169	195	(13)
EMEA	213	(154)	NM	613	92	NM
Japan	79	169	(53)	445	532	(16)
Asia	328	375	(13)	1,034	1,027	1

Total net income	$1,038	$962	8%	$3,389	$3,002	13%

Average assets (in billions of dollars)	$187	$166	13%	$179	$166	8%
Return on assets	2.20%	2.30%		2.53%	2.42%
Average risk capital(1)	$12,626	$13,576	(7)%	$12,665	$13,143	(4)%
Return on risk capital(1)	33%	28%		36%	31%
Return on invested capital(1)	16%	14%		17%	15%

(1)
See footnote 4 to the table on page 4.

NM    Not meaningful

International Cards

International Consumer is comprised of three businesses: Cards, Consumer Finance and Retail Banking.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Net interest revenue	$964	$710	36%	$2,649	$2,030	30%
Non-interest revenue	555	499	11	1,660	1,460	14

Revenues, net of interest expense	$1,519	$1,209	26%	$4,309	$3,490	23%
Operating expenses	740	561	32	2,071	1,706	21
Provision for loan losses	406	192	NM	1,077	522	NM

Income before taxes and minority interest	$373	$456	(18)%	$1,161	$1,262	(8)%
Income taxes	85	72	18	253	243	4
Minority interest, net of taxes	1	1	—	2	3	(33)

Net income	$287	$383	(25)%	$906	$1,016	(11)%

Revenues, net of interest expense, by region:
Mexico	$465	$353	32%	$1,313	$929	41%
Latin America	252	64	NM	586	217	NM
EMEA	328	302	9	949	881	8
Japan	72	76	(5)	216	225	(4)
Asia	402	414	(3)	1,245	1,238	1

Total revenues	$1,519	$1,209	26%	$4,309	$3,490	23%

Net income by region:
Mexico	$133	$204	(35)%	$429	$456	(6)%
Latin America	13	21	(38)	117	84	39
EMEA	55	34	62	130	100	30
Japan	13	17	(24)	47	51	(8)
Asia	73	107	(32)	183	325	(44)

Total net income	$287	$383	(25)%	$906	$1,016	(11)%

Average assets (in billions of dollars)	$32	$26	23%	$30	$26	15%
Return on assets	3.56%	5.84%		4.04%	5.22%
Average risk capital(1)	$2,185	$1,855	18%	$2,153	$1,736	24%
Return on risk capital(1)	52%	82%		56%	78%
Return on invested capital(1)	24%	37%		27%	34%

Key indicators:(in billions of dollars):
Purchase sales	$20.5	$17.3	18%
Average yield(2)	19.20%	18.08%
Net interest margin(2)	13.91%	12.41%

(1)
See footnote 4 to the table on page 4.

(2)
As a percentage of average loans.

NM    Not meaningful

International Cards (Continued)

        International Cards provides MasterCard, Visa and Diners branded credit and charge cards, as well as private label cards and co-branded cards, to more than 30 million customer accounts in 43 countries outside of the U.S. and Canada. Revenues are primarily generated from net interest revenue on receivables, interchange fees on purchase sales and other delinquency or service fees.

3Q06 vs. 3Q05

        Net Interest Revenue increased, driven by 21% growth in average receivables across the region and the integration of the Credicard portfolio in Latin America. Non-Interest Revenue also increased, reflecting an 18% increase in purchase sales and the integration of the Credicard portfolio.

        Operating expenses increased, reflecting the integration of the Credicard portfolio, the absence of the prior-year refund of Value Added Taxes in Mexico, continued investments in organic growth, and volume growth across the regions.

        Provision for loan losses increased, driven by portfolio growth and target market expansion in Mexico, credit losses relating to the Credicard portfolio in Latin America, the industry-wide credit deterioration in Taiwan, and volume growth in all regions.

        Net Income was also impacted by the absence of prior-year tax credits from the Homeland Investment Act of $37 million.

Regional Net Income

        Mexico income declined, primarily reflecting the absence of a $41 million prior-year tax benefit associated with the Homeland Investment Act and the prior-year refund of Value Added Taxes. Latin America income declined, primarily due to higher credit costs associated with the Credicard portfolio. EMEA income increased on higher purchase sales, volume growth, and higher tax credits, partially offset by higher expenses and higher credit costs. Asia income declined on lower revenues and an increase in credit costs from the continued impact of industry-wide credit conditions in Taiwan.

2006 YTD vs. 2005 YTD

        Net Interest Revenue increased, driven by 17% growth in average receivables across all regions and the integration of the Credicard portfolio in Latin America. Non-Interest Revenue also increased, reflecting an increase in purchase sales, the integration of the Credicard portfolio, and a gain on the MasterCard IPO of $35 million in the 2006 second quarter.

        Operating expenses increased, reflecting the integration of the Credicard portfolio, continued investment in organic growth, volume growth across the regions, and the adoption of SFAS 123(R). This was partially offset by the absence of 2005 first quarter repositioning expenses of $13 million.

        Provision for loan losses increased, driven by portfolio growth and target market expansion in Mexico, the industry-wide credit deterioration in Taiwan, credit losses relating to the Credicard portfolio in Latin America, and volume growth in all regions.

Regional Net Income

        Mexico income declined primarily due to lower levels of tax benefits and higher expenses, partially offset by higher sales volumes and average loans, and a gain from the MasterCard IPO of $9 million in the 2006 second quarter. Latin America income increased, primarily due to volume and purchase sales growth. EMEA income increased on higher purchase sales, volume growth, and higher tax benefits, partially offset by higher net credit losses. Asia income declined due to an increase in credit costs related to credit conditions in Taiwan and costs associated with a Korea labor settlement, partially offset by higher purchase sales and loan growth and a gain from the MasterCard IPO of $7 million in the 2006 second quarter.

International Consumer Finance

* Excludes EMEA loss of $13 million and Latin America loss of $1 million
	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Net interest revenue	$962	$910	6%	$2,854	$2,760	3%
Non-interest revenue	36	40	(10)	115	101	14

Revenues, net of interest expense	$998	$950	5%	$2,969	$2,861	4%
Operating expenses	406	397	2	1,252	1,214	3
Provision for loan losses	523	324	61	1,167	961	21

Income before taxes and minority interest	$69	$229	(70)%	$550	$686	(20)%
Income taxes	19	77	(75)	159	218	(27)

Net income	$50	$152	(67)%	$391	$468	(16)%

Revenues, net of interest expense, by region:
Mexico	$62	$47	32%	$170	$134	27%
Latin America	38	31	23	112	89	26
EMEA	191	185	3	568	559	2
Japan	587	609	(4)	1,793	1,871	(4)
Asia	120	78	54	326	208	57

Total revenues	$998	$950	5%	$2,969	$2,861	4%

Net income by region:
Mexico	$12	$9	33%	$33	$26	27%
Latin America	(1)	2	NM	—	8	(100)
EMEA	(13)	3	NM	9	15	(40)
Japan	37	122	(70)	306	381	(20)
Asia	15	16	(6)	43	38	13

Total net income	$50	$152	(67)%	$391	$468	(16)%

Average assets (in billions of dollars)	$28	$25	12%	$27	$26	4%
Return on assets	0.71%	2.41%		1.94%	2.41%
Average risk capital(1)	$1,093	$919	19%	$1,100	$924	19%
Return on risk capital(1)	18%	66%		48%	68%
Return on invested capital(1)	6%	18%		15%	18%

Key indicators:
Average yield(2)	18.49%	18.87%
Net interest margin(2)	15.77%	16.49%
Number of sales points:
Other branches	1,483	968
Japan branches	324	392
Japan Automated Loan Machines	809	654

Total	2,616	2,014

(1)
See footnote 4 to the table on page 4.
(2)
As a percentage of average loans.
NM
Not meaningful

International Consumer Finance (Continued)

        International Consumer Finance provides community-based lending services through its branch network, regional sales offices and cross-selling initiatives with International Cards and International Retail Banking. As of September 30, 2006, International Consumer Finance maintained 2,616 sales points comprising 1,807 branches in more than 25 countries and 809 ALMs in Japan. International Consumer Finance offers real-estate-secured loans, unsecured or partially secured personal loans, auto loans, and loans to finance consumer-goods purchases. Revenues are primarily derived from net interest revenue and fees on loan products.

3Q06 vs. 3Q05

        Net Interest Revenue increased, driven mainly by higher personal and real estate secured loan volumes. This was partly offset by lower average yields and a decline in Japan, primarily due to the impact of foreign currency translation and lower average loans. Non-Interest Revenue declined slightly for the quarter.

        Operating expense growth was primarily due to higher volume-related expenses and increased investment spending. There were 110 new branch openings in the quarter (and 447 net new branches over the last 12 months). These increases were partially offset by lower expenses in Japan.

        Provision for loan losses increased, primarily due to approximately $160 million in credit costs associated with ongoing legislative and other actions affecting the consumer finance industry in Japan, a loan loss reserve build in EMEA, and higher net credit losses in Asia. The net credit loss ratio increased 35 basis points to 6.38%.

        The increase in average loans outside of Japan was mainly driven by growth in the personal-loan and real-estate-secured portfolios. In Japan, average loans declined by 3% due to the impact of foreign currency translation, and were essentially flat excluding the impact of FX.

        The current legislative proposals to reform consumer lending laws in Japan, if enacted, will change various aspects of the consumer finance industry. At this point, there is uncertainty with respect to the final outcome of these proposals, including, but not limited to, the level of interest rate caps and the timing for implementation of the new rules and the rules during the transition period.

        The uncertainty surrounding the ongoing legislative proposals and certain other actions affecting the consumer finance industry in Japan are negatively affecting the financial performance of the business. The Company continues to evaluate the potential impact of these developments, which may further negatively impact the revenues, expenses and credit costs in the consumer finance lending business.*

2006 YTD vs. 2005 YTD

        Net Interest Revenue increased, driven primarily by higher average loan volumes, partially offset by slightly lower net interest margins. A revenue decline in Japan was primarily due to the impact of foreign currency translation and lower average loans. Non-Interest Revenue increased 14% during the period.

        Operating expense growth was primarily due to higher volume-related expenses and increased investment spending, driven by 351 new branch openings and the addition of 146 ALMs in Japan in the first nine months of 2006. The growth was partially offset by the absence of the 2005 first quarter repositioning charge in EMEA of $38 million, the absence of the impact resulting from the standardization of write-off policy in Spain and Italy, and declines in Japan due to the closing of branches.

        Provision for loan losses was higher than the prior-year period primarily due to the ongoing legislative and other actions affecting the consumer finance industry in Japan and higher net credit losses in Asia and EMEA.

        The increase in average loans outside of Japan was mainly driven by growth in the personal-loan and real-estate-secured portfolios. In Japan, loans declined by 7% due to the impact of foreign currency translation and reduced loan demand.

*
This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 84.

International Retail Banking

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Net interest revenue	$1,519	$1,375	10%	$4,418	$4,326	2%
Non-interest revenue	1,031	1,099	(6)	3,154	2,849	11

Revenues, net of interest expense	$2,550	$2,474	3%	$7,572	$7,175	6%
Operating expenses	1,623	1,322	23	4,768	4,102	16
Provisions for loan losses and for benefits and claims	103	681	(85)	377	1,117	(66)

Income before taxes and minority interest	$824	$471	75%	$2,427	$1,956	24%
Income taxes	123	44	NM	332	441	(25)
Minority interest, net of taxes	—	—	—	3	(3)	NM

Net income	$701	$427	64%	$2,092	$1,518	38%

Revenues, net of interest expense, by region:
Mexico	$711	739	(4)%	$2,096	$2,091	—
Latin America	195	184	6	584	511	14%
EMEA	834	784	6	2,466	2,335	6
Japan	123	118	4	355	355	—
Asia	687	649	6	2,071	1,883	10

Total revenues	$2,550	$2,474	3%	$7,572	$7,175	6%

Net income by region:
Mexico	$250	$298	(16)%	$666	$674	(1)%
Latin America	11	38	(71)	52	103	(50)
EMEA	171	(191)	NM	474	(23)	NM
Japan	29	30	(3)	92	100	(8)
Asia	240	252	(5)	808	664	22

Total net income	$701	$427	64%	$2,092	$1,518	38%

Average assets (in billions of dollars)	$127	$115	10%	$122	$114	7%
Return on assets	2.19%	1.47%		2.29%	1.78%
Average risk capital(1)	$9,348	$10,802	(13)%	$9,412	$10,483	(10)%
Average return on risk capital(1)	30%	16%		30%	19%
Return on invested capital(1)	15%	9%		15%	10%

Key indicators:(in billions of dollars):
Average deposits	$148.4	$136.1	9%
Assets under Management (AUMs) (EOP)	133.8	116.3	15%
Average loans	64.4	62.3	3%

(1)
See footnote 4 to the table on page 4.
NM
Not meaningful

International Retail Banking (Continued)

        International Retail Banking delivers a wide array of banking, lending, insurance and investment services through a network of local branches and electronic delivery systems, including ATMs, call centers and the Internet. International Retail Bankingserves 49 million customer accounts for individuals and small businesses. Revenues are primarily derived from net interest revenue on deposits and loans, and fees on mortgage, banking, and investment products.

3Q06 vs. 3Q05

        Net Interest Revenue increased in all regions except EMEA. Loan balances increased 3% over the 2005 third quarter, as a decline in Japan was more than offset by gains across other regions. Deposits grew 9% reflecting an increase in all regions except Japan. Non-Interest Revenue declined primarily due to a decrease in Mexico that was affected by the absence of the 2005 third quarter value added tax refund. Investment product sales increased 18% while assets under management increased 15%, led by growth in Asia and EMEA.

        Operating expenses increased on higher investment spending (including 66 new branch openings during the quarter), the absence of a 2005 third quarter $93 million value added tax refund in Mexico, increases in business volumes, and higher advertising and marketing expenses.

        Provisions for loan losses and for benefits and claims declined primarily due to the absence of the 2005 third quarter $476 million pretax charge to standardize the loan write-off policy in Germany and Belgium with global policies. Additionally, the decline was due to the 2006 third quarter impact of a $68 million pretax gain from the sale of charged-off assets in Germany, a $46 million pretax loan loss reserve release related to improvements in the credit environment in Mexico, and loan loss reserve releases in Australia and Korea.

        Net income also reflected increased APB 23 tax benefits in Mexico and EMEA and tax benefits of $18 million related to the resolution of the New York Tax Audits, partially offset by the absence of a 2005 third quarter Homeland Investment Act tax benefit of $61 million.

Regional Net Income

        Mexico income declined primarily due to the absence of a 2005 third quarter $79 million value added tax refund, the absence of a 2005 third quarter Homeland Investment Act tax benefit of $66 million, and increased investment spending associated with 19 branch openings in the 2006 third quarter and 117 net new branches opened since the 2005 third quarter. Partly offsetting these declines were higher deposit volumes, a $30 million loan loss reserve release related to improvements in the credit environment in Mexico, and APB 23 tax benefits of $70 million. Latin America income declined primarily due to increased expenses associated with 19 new branches opened in Brazil in the 2006 third quarter and higher credit costs, partially offset by growth in lending and deposit revenues. EMEA income increased, driven by the absence of the 2005 third quarter $476 million pretax ($323 million after-tax) policy change related to standardizing the loan write-off policies in Germany and Belgium with global policies, a 22% increase in deposits, a 34% increase in investment product sales, and higher loan balances. Japan income declined on higher expenses, mainly due to the consolidation and compliance activities resulting from the shutdown of the Japan Private Bank. Asia income declined, primarily due to increased investment spending, partly offset by loan loss reserve releases in Australia and Korea, a 7% increase in deposits, higher loan balances, and higher investment product sales.

2006 YTD vs. 2005 YTD

        Net Interest Revenue increased 2%, reflecting increases in all regions except EMEA. Loan balances were flat over the prior-year period on declines in EMEA from write-offs in Germany in the third quarter of 2005. Deposits grew 9% reflecting an increase in all regions except Japan. Non-Interest Revenue increased 11%, primarily due to improvements in EMEA, Latin America, and Asia, partially offset by a decrease in Mexico which was affected by the absence of the 2005 third quarter value added tax refund. Investment product sales increased 18% while assets under management increased 19%, led by growth in Mexico and Asia.

        Operating expenses increased due to the impact of the 2005 third quarter value added tax refund effect on expenses in Mexico, SFAS 123(R) charges and an increase in compensation costs in Mexico. Additionally, the increase was due to higher marketing and advertising spending, higher business volumes, costs associated with a labor settlement in Korea, and continued investments, which included 223 new branch additions in the 2006 nine-month period.

        Provisions for loan losses and for benefits and claims declined due to the absence of the 2005 third quarter $476 million pretax credit policy change to standardize the loan write-off policy in Germany and Belgium and the 2005 second quarter increase in the Germany credit reserve to reflect increased experience with the effects of bankruptcy law liberalization of $127 million pretax. Additionally, the decrease was due to a $68 million gain from the sale of charged-off assets in Germany, a $53 million pretax loan loss reserve release related to improvements in the credit environment in Mexico, and loan loss reserve releases in Korea and Australia as a result of an improving credit environment. Partially offsetting the decline was the absence of a 2005 second quarter Mexico reserve release of $80 million, which was offset in revenues.

        Net income also reflected higher tax benefits in Mexico and Asia related to increased APB 23 benefits, a 2006 first quarter $55 million benefit from the resolution of the Federal Tax Audit, and an $18 million benefit related to the resolution of the New York Tax Audits.

International Retail Banking (Continued)

Regional Net Income

        Mexico income declined slightly, primarily due to the absence of a $79 million 2005 third quarter value added tax refund, higher expenses from increased investment spending associated with new branch openings, and the absence of a $50 million 2005 second quarter gain from the favorable impact relating to a restructuring of Mexican government notes. Latin America income declined primarily due to increased expenses associated with new branches in Brazil, partly offset by growth in loan, deposit and investment revenues. EMEA income increased, driven primarily by the absence of the 2005 third quarter policy change of standardizing the loan write-off policy, the absence of an $81 million loan loss reserve build from the 2005 second quarter, stronger investment product sales, and higher Germany asset sales; these were partly offset by higher expenses from branch expansion. Japan income declined due to lower deposits, higher expenses (mainly due to the consolidation and compliance activities related to the shutdown of the Japan Private Bank) and the impact of foreign currency translation. Asia income increased, benefiting from higher deposit revenues and investment product sales and loan loss reserve releases in Korea and Australia, partially offset by increased investment spending tied to retail bank branch expansion and costs associated with the labor settlement.

Other Consumer

        Other Consumer includes certain treasury and other unallocated staff functions and global marketing.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2006	2005	2006	2005
Revenues, net of interest expense	$(37)	$(13)	$(70)	$(234)
Operating expenses	121	87	415	249

Income (loss) before tax benefits	$(158)	$(100)	(485)	(483)
Income taxes (benefits)	(77)	(36)	(245)	(185)

Net income (loss)	$(81)	$(64)	$(240)	$(298)

3Q06 vs. 3Q05

        Revenues and expenses reflect certain unallocated items that are not reported in the Global Consumer operating segments.

        The net loss increase was primarily due to higher staff payments, higher legal costs, and lower revenues, partially offset by lower advertising and marketing expenses.

2006 YTD vs. 2005 YTD

        The net loss decrease was primarily due to the absence of the 2005 first quarter loss on the sale of a Manufactured Housing loan portfolio of $109 million after-tax and the 2006 first quarter tax benefit of $40 million, reflecting the resolution of the Federal Tax Audit, partially offset by SFAS 123(R) charges of $22 million after-tax and higher staff payments and legal costs.

CORPORATE AND INVESTMENT BANKING

* Excludes Other Corporate and Investment Banking loss of $8 million.	* Excludes Other Corporate and Investment Banking loss of $8 million.

        Corporate and Investment Banking (CIB) provides corporations, governments, institutions and investors in approximately 100 countries with a broad range of financial products and services. CIB includes Capital Markets and Banking, Transaction Services and Other CIB.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Net interest revenue	$1,913	$1,916	—	$6,294	$6,087	3%
Non-interest revenue	4,154	4,518	(8)%	13,813	11,540	20

Revenues, net of interest expense	$6,067	$6,434	(6)%	$20,107	$17,627	14%
Operating expenses	3,622	3,856	(6)	12,537	10,892	15
Provision for credit losses	107	43	NM	280	(27)	NM

Income before taxes and minority interest	$2,338	$2,535	(8)%	$7,290	$6,762	8%
Income taxes	598	704	(15)	1,874	1,859	1
Minority interest, net of taxes	19	34	(44)	43	55	(22)

Net income	$1,721	$1,797	(4)%	$5,373	$4,848	11%

Revenues, net of interest expense, by region:
U.S.	$2,007	$2,810	(29)%	$7,733	$7,537	3%
Mexico	197	236	(17)	582	565	3
Latin America	440	372	18	1,271	1,064	19
EMEA	2,166	1,801	20	6,505	5,203	25
Japan	177	211	(16)	742	578	28
Asia	1,080	1,004	8	3,274	2,680	22

Total revenues	$6,067	$6,434	(6)%	$20,107	$17,627	14%

Net income by region:
U.S.	$540	$637	(15)%	$1,802	$1,992	(10)%
Mexico	95	177	(46)	261	336	(22)
Latin America	168	185	(9)	508	525	(3)
EMEA	489	358	37	1,466	882	66
Japan	38	58	(34)	195	160	22
Asia	391	382	2	1,141	953	20

Total net income	$1,721	$1,797	(4)%	$5,373	$4,848	11%

Average risk capital(1)	$21,967	$21,383	3%	$21,438	$21,086	2%
Return on risk capital(1)	31%	33%		34%	31%
Return on invested capital(1)	23%	25%		25%	23%

(1)
See footnote 4 to the table on page 4.
NM
Not meaningful

Capital Markets and Banking

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Net interest revenue	$1,139	$1,317	(14)%	$4,118	$4,435	(7)%
Non-interest revenue	3,428	3,870	(11)	11,614	9,616	21

Revenues, net of interest expense	$4,567	$5,187	(12)%	$15,732	$14,051	12%
Operating expenses	2,655	3,134	(15)	9,612	8,578	12
Provision for credit losses	98	40	NM	250	(26)	NM

Income before taxes and minority interest	$1,814	$2,013	(10)%	$5,870	$5,499	7%
Income taxes	452	555	(19)	1,454	1,539	(6)
Minority interest, net of taxes	18	34	(47)	42	54	(22)

Net income	$1,344	$1,424	(6)%	$4,374	$3,906	12%

Revenues, net of interest expense, by region:
U.S.	$1,689	$2,550	(34)%	$6,776	$6,807	—
Mexico	143	188	(24)	432	420	3%
Latin America	284	236	20	808	682	18
EMEA	1,630	1,363	20	4,945	3,897	27
Japan	150	190	(21)	662	518	28
Asia	671	660	2	2,109	1,727	22

Total revenues	$4,567	$5,187	(12)%	$15,732	$14,051	12%

Net income by region:
U.S.	$508	$571	(11)%	$1,774	$1,846	(4)%
Mexico	75	151	(50)	213	275	(23)
Latin America	120	142	(15)	356	403	(12)
EMEA	375	262	43	1,141	634	80
Japan	33	56	(41)	179	152	18
Asia	233	242	(4)	711	596	19

Total net income	$1,344	$1,424	(6)%	$4,374	$3,906	12%

Average risk capital(1)	$20,450	$20,143	2%	$19,915	$19,727	1%
Return on risk capital(1)	26%	28%		29%	26%
Return on invested capital(1)	19%	21%		22%	20%

(1)
See footnote 4 to the table on page 4.
NM
Not meaningful

Capital Markets and Banking (Continued)

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

3Q06 vs. 3Q05

        Revenues, net of interest expense, declined on weaker Fixed Income Markets revenues, primarily driven by lower results in commodities, interest rate products and foreign exchange. Equity Markets revenues were approximately even with the prior-year period, as improved performance in derivatives and equity finance was offset by lower results in convertibles and cash trading. Investment Banking revenues were approximately even with the prior-year period, as growth in debt underwriting revenues and increased advisory fees were offset by a decline in equity underwriting.

        Operating Expenses were down, reflecting lower production-based incentive compensation accruals, as well as a reversal of payroll tax accruals previously recorded.

        The provision for credit losses increased, driven by a $118 million pretax charge to increase loan loss reserves, reflecting portfolio growth and a change in credit rating of certain counterparties.

Regional Net Income

        Net income in the U.S. declined, primarily due to lower Fixed Income Markets and Equity Markets revenues, as well as lower Lending Revenues, partially offset by a decrease in compensation expenses (lower production-driven incentive compensation).

        Mexico net income was down due to lower Equity Underwriting and Lending revenues. Lower net income also reflected the absence of a $39 million tax benefit from provisions of the Homeland Investment Act as well as a $9 million VAT refund recorded in the prior-year period.

        Latin America net income declined on higher investment spending and increased credit costs from lower net recoveries and a loan loss reserve release recorded in the prior-year period. The increased expenses were partially offset by revenue growth in Fixed Income and Equity Markets and Investment Banking.

        EMEA net income increased, driven by double-digit revenue growth across several products, including Fixed Income and Equity Markets and Investment Banking.

        Net income in Japan declined on lower results in Fixed Income and Equity Markets.

        Net income in Asia decreased due to lower results in Equity Markets.

2006 YTD vs. 2005 YTD

        Revenues, net of interest expense, increased, driven by broad-based performance across products and regions. Fixed Income Markets revenue increases reflected growth in emerging markets trading, municipals, foreign exchange and credit products. Equity Markets revenues increased, driven by strong growth globally, including cash trading, derivatives products and convertibles. Investment Banking revenue growth was driven by higher debt underwriting revenues and increased advisory fees. Lending revenue declined, as improved credit conditions led to lower hedging results.

        Operating expenses were impacted by $589 million of SFAS 123(R) charges and higher production-related incentive compensation, as well as a growth in headcount.

        The provision for credit losses increased, driven by a $372 million pretax charge to increase loan loss reserves, reflecting growth in loans and unfunded loan commitments and an update to historical data used for certain loss estimates.

Regional Net Income

        Net income in the U.S. declined, primarily due to higher compensation expenses (the impact from SFAS 123(R) charges), as well as lower revenues in Commodities and Lending, partially offset by higher Fixed Income and Equity Markets revenues and tax benefits from the resolution of the Federal Tax Audit.

        Mexico net income was down, as growth in Fixed Income Markets revenues was partially offset by lower equity underwriting and lending revenues. Lower net income also reflected the absence of a $39 million tax benefit from provisions of the Homeland Investment Act, as well as a $9 million VAT refund, higher compensation expense and the absence of loan loss recoveries recorded in the prior-year period.

        Latin America net income declined on higher investment spending, an increase in credit costs (in comparison to the loan loss recoveries recorded in the prior-year period) and the impact of SFAS 123(R) charges. These decreases were partially offset by strong revenue growth in Equity and Fixed Income Markets in Brazil Investment Banking and by the tax benefits from the resolution of the Federal Tax Audit.

        EMEA net income increased on double-digit growth across all major product lines and geographies from higher volumes and growth in customer activity and tax benefits from the resolution of the Federal Tax Audit. The increase in net income was partially offset by higher compensation expense due to staff additions and the impact from SFAS 123(R) charges, and higher credit costs on growth in loans and unfunded loan commitments.

        Net income in Japan increased due to strong growth in Fixed Income, partially offset by a decrease in equities, and higher expenses.

        Net income in Asia increased, driven by broad-based double-digit growth across several products, including Fixed Income and Equity Markets and Advisory. The tax benefits from the resolution of the Federal Tax Audit were partially offset by the impact from SFAS 123(R) charges.

Transaction Services

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Net interest revenue	$774	$599	29%	$2,176	$1,652	32%
Non-interest revenue	726	647	12	2,201	1,922	15

Revenues, net of interest expense	$1,500	$1,246	20%	$4,377	$3,574	22%
Operating expenses	954	809	18	2,892	2,392	21
Provision for credit losses	9	6	50	30	(1)	NM

Income before taxes and minority interest	$537	$431	25%	$1,455	$1,183	23%
Income taxes	151	104	45	406	322	26
Minority interest, net of taxes	1	—	—	1	1	—

Net income	$385	$327	18%	$1,048	$860	22%

Revenues, net of interest expense, by region:
U.S.	$317	$258	23%	$954	$729	31%
Mexico	54	48	13	150	145	3
Latin America	156	137	14	463	381	22
EMEA	537	438	23	1,560	1,306	19
Japan	27	21	29	80	60	33
Asia	409	344	19	1,170	953	23

Total revenues	$1,500	$1,246	20%	$4,377	$3,574	22%

Net income by region:
U.S.	$38	$22	73%	$71	$63	13%
Mexico	20	26	(23)	52	60	(13)
Latin America	48	39	23	148	121	22
EMEA	115	97	19	327	250	31
Japan	6	3	100	17	9	89
Asia	158	140	13	433	357	21

Total net income	$385	$327	18%	$1,048	$860	22%

Average risk capital(1)	$1,517	$1,240	22%	$1,523	$1,359	12%
Return on risk capital(1)	101%	105%		92%	85%
Return on invested capital(1)	57%	56%		52%	47%

Key indicators:
Liability balances (average in billions of dollars)	$180	$147	22%
Assets under custody at period end (in trillions of dollars)	9.6	8.4	14%

(1)
See footnote 4 to the table on page 4.
NM
Not meaningful

Transaction Services (Continued)

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

3Q06 vs. 3Q05

        Revenues, net of interest expense, increased, reflecting growth in liability balances, growth in assets under custody, and higher volumes and interest rates. Average liability balances grew 22% to $180 billion in the third quarter primarily on increases in EMEA and Asia, reflecting higher volumes from new and existing customers.

        Cash Management revenue increased, reflecting growth across all regions except Mexico. The growth was attributable to higher liability balances, increased volumes, rising interest rates, and new sales.

        Securities & Funds Services revenue increased, reflecting growth across all regions except Mexico. The increase was driven by higher assets under custody, increased volumes, higher interest rates, new sales, and the impact of acquisitions. Assets under custody reached $9.6 trillion, an increase of $1.2 trillion, or 14%, on strong momentum from new sales, equity markets, and the inclusion of UNISEN assets under custody.

        Trade revenues increased, reflecting growth in EMEA. This was partially offset by a decline in Latin America.

        The change in the provision for credit losses was $3 million.

        Operating expenses increased due to increased volumes, organic business growth, investment spending, and acquisitions.

        Cash-basis loans, which are primarily trade finance receivables, were $34 million and $65 million at Sep 30, 2006 and 2005, respectively. The decrease of $31 million was primarily due to declines in Mexico.

Regional Net Income

        Net income in the U.S. increased, primarily due to revenue growth, partially offset by higher expenses from continued investment spending and acquisitions.

        Mexico net income declined, primarily due to the impact of taxes, partially offset by rising interest rates and growth in liability balances and assets under custody.

        Latin America net income increased primarily due to growth in liability balances and assets under custody, rising interest rates, and increased revenue from new sales.

        EMEA net income increased primarily from increases in liability balances and assets under custody, higher interest rates, increased revenue from new sales, and strong volumes, which drove growth in Cash Management, SFS, and Trade.

        Asia net income increased primarily due to growth in liability balances and assets under custody, rising interest rates, higher customer volumes, and increased revenue from new sales.

        Japan net income increased on growth in liability balances and assets under custody, increased revenue from new sales, and rising interest rates.

2006 YTD vs. 2005 YTD

        Revenues, net of interest expense, increased, reflecting continued growth in customer liabilities and assets under custody. In addition, higher interest rates, increased volumes, and higher sales contributed to the growth.

        Cash Management's revenue reflected growth across all regions except Mexico. The growth was a result of higher liability balances, volumes and new sales. Higher interest rates also contributed to the revenue increase.

        Securities & Funds Services experienced growth in revenues across all regions except Mexico. This was attributable to higher assets under custody, higher volumes, higher interest rates, and the impact of acquisitions. Assets under custody reached $9.6 trillion, an increase of $1.2 trillion, or 14%, on strong momentum from record sales, equity markets, and the inclusion of ABN Amro and UNISEN assets under custody.

        Trade revenues increased, principally driven by growth in EMEA and the U.S. This was partially offset by the Latin America region.

        The change in the provision for credit losses of $31 million was primarily attributable to a reserve build of $28 million in 2006.

        Operating expenses increased on organic business growth, acquisitions and investment spending.

Regional Net Income

        Net income in the U.S. increased, primarily due to revenue growth, growth in liability balances, rising interest rates, resolution of the Federal Tax Audit and the absence of a severance charge in the prior year, partially offset by continued investment spending.

        Mexico net income declined primarily on higher taxes and expenses, partially offset by growth in liability balances and rising interest rates.

        Latin America net income increased primarily on increased revenues from new sales, growth in liability balances, rising interest rates and the resolution of the Federal Tax Audit.

        EMEA net income increased primarily due to increased revenue from new sales, growth in liability balances and assets under custody, rising interest rates and strong volumes, which drove growth in Cash Management, SFS, and Trade. The resolution of the Federal Tax Audit also contributed positively to the region's results.

        Asia net income increased primarily on higher revenue from new sales, higher customer volumes, growth in liability balances and assets under custody, rising interest rates, and the resolution of the Federal Tax Audit.

        Japan net income increased primarily due to increased revenue from new sales, growth in liability balances and assets under custody, and rising interest rates.

Other CIB

        Other CIB includes offsets to certain line items reported in other CIB segments, certain non-recurring items and tax amounts not allocated to CIB products.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2006	2005	2006	2005
Revenues, net of interest expense	$—	$1	$(2)	$2
Operating expenses	13	(87)	33	(78)
Provision for credit losses	—	(3)	—	—

Income (loss) before income taxes (benefits)	$(13)	$91	$(35)	$80
Income taxes (benefits)	(5)	45	14	(2)

Net income (loss)	$(8)	$46	$(49)	$82

3Q06 vs. 3Q05

        Net income decreased, primarily reflecting the absence of a $54 million after-tax insurance recovery related to Global Crossing and other litigation matters in 2005.

GLOBAL WEALTH MANAGEMENT

Global Wealth Management is comprised of the Smith Barney Private Client businesses (branded Citigroup Wealth Advisors outside the U.S.), Citigroup Private Bank, and Citigroup Investment Research.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Net interest revenue	$480	$417	15%	$1,384	$1,269	9%
Non-interest revenue	2,006	1,757	14	6,077	5,178	17

Revenues, net of interest expense	$2,486	$2,174	14%	$7,461	$6,447	16%
Operating expenses	1,894	1,673	13	5,910	4,949	19
Provision for loan losses	16	30	(47)	29	14	NM

Income before taxes	$576	$471	22%	$1,522	$1,484	3%
Income taxes	177	165	7	489	537	(9)

Net income	$399	$306	30%	$1,033	$947	9%

Revenues, net of interest expense by region:
U.S.	$2,153	$1,923	12%	$6,456	$5,647	14%
Mexico	32	30	7	96	92	4
Latin America	47	48	(2)	136	156	(13)
EMEA	83	79	5	241	221	9
Japan	—	(13)	100	—	(6)	100
Asia	171	107	60	532	337	58

Total revenues	$2,486	$2,174	14%	$7,461	$6,447	16%

Net income (loss) by region:
U.S.	$342	$288	19%	$860	$876	(2)%
Mexico	9	12	(25)	27	35	(23)
Latin America	3	1	NM	8	16	(50)
EMEA	7	8	(13)	15	10	50
Japan	—	(29)	100	—	(82)	100
Asia	38	26	46	123	92	34

Total net income	$399	$306	30%	$1,033	$947	9%

Average risk capital(1)	$2,364	$2,153	10%	$2,423	$2,079	17%
Return on risk capital(1)	67%	56%		57%	61%
Return on invested capital(1)	41%	46%		35%	50%

(1)
See footnote 4 to the table on page 4.

NM
Not meaningful

Smith Barney

        Smith Barney provides investment advice, financial planning and brokerage services to affluent individuals, companies and non-profits through a network of more than 13,000 Financial Advisors in more than 600 offices primarily in the U.S. Smith Barney generates revenue from managing client assets, acting as a broker for clients in the purchase and sale of securities, financing customers' securities transactions and other borrowing needs through lending and through the sale of mutual funds.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Net interest revenue	$247	$158	56%	$659	$456	45%
Non-interest revenue	1,747	1,570	11	5,312	4,588	16

Revenues, net of interest expense	$1,994	$1,728	15%	$5,971	$5,044	18%
Operating expenses	1,565	1,366	15	4,909	3,969	24
Provision for loan losses	(1)	7	NM	(1)	11	NM

Income before taxes	$430	$355	21%	$1,063	$1,064	—
Income taxes	136	128	6	363	401	(9)%

Net income	$294	$227	30%	$700	$663	6%

Average risk capital(1)	$1,436	$958	50%	$1,438	$920	56%
Return on risk capital(1)	81%	94%		65%	96%
Return on invested capital(1)	41%	67%		33%	68%

Key indicators: (in billions of dollars)
Total assets under fee-based management	$322	$258	25%
Total Smith Barney client assets	$1,173	$1,015	16%
Financial advisors (#)	13,076	12,111	8%
Annualized revenue per financial advisor (in thousands of dollars)	$606	$565	7%

(1)
The increase in average risk capital from the 2005 second quarter was primarily attributed to methodology changes implemented during the 2006 first quarter. See footnote 4 to the table on page 4.

NM
Not meaningful

Smith Barney (Continued)

3Q06 vs. 3Q05

        Revenues, net of interest expense, increased primarily due to a 32% increase in fee-based and net interest revenues and a 7% decrease in transactional revenues, reflecting increased customer volumes and the acquisition of the Legg Mason retail brokerage business. The recurring revenue increase can be attributed to the BDP Tiering program, which was launched in September. It was also due to an increase in business volume in Managed Accounts, Mutual Fund and Annuity.

        Operating expenses were up mainly due to higher compensation expense, including $59 million of SFAS 123(R) accruals, integration costs of the Legg Mason retail brokerage business and higher legal costs.

        Total assets under fee-based management were up from the prior-year period. Assets that increased were both in the Consulting Group and Advisory Accounts and Financial Advisor Managed Accounts aligned with Smith Barney's strategic direction towards advisory business. Total client assets, including assets under fee-based management increased compared to the prior-year quarter. This reflected organic growth and the addition of Legg Mason client assets. Net flows were down compared to the prior-year quarter due to the attrition of financial advisors and market action.

2006 YTD vs. 2005 YTD

        Revenues, net of interest expense, increased primarily due to a 31% increase in fee-based revenues and a 2% increase in transactional revenues, reflecting increased customer volumes and the acquisition of the Legg Mason retail brokerage business. The launch of the BDP Tiering program in September caused a large portion of the revenue increase, along with increased in business volume in products such as Managed Accounts, Mutual Fund and Annuity.

        Operating expenses increased mainly due to higher compensation expense, including $286 million of SFAS 123(R) charges, integration costs of the Legg Mason retail brokerage business, and higher legal costs.

        Net flows were down compared to the prior nine months due to attrition and market action.

Private Bank

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Net interest revenue	$233	$259	(10)%	$725	$813	(11)%
Non-interest revenue	259	187	39	765	590	30

Revenues, net of interest expense	$492	$446	10%	$1,490	$1,403	6%
Operating expenses	329	307	7	1,001	980	2
Provision for loan losses	17	23	(26)	30	3	NM

Income before taxes	$146	$116	26%	$459	$420	9%
Income taxes	41	37	11	126	136	(7)

Net income	$105	$79	33%	$333	$284	17%

Revenues, net of interest expense, by region:
U.S.	$204	$195	5%	$624	$603	3%
Mexico	32	30	7	97	92	5
Latin America	47	48	(2)	137	156	(12)
EMEA	76	79	(4)	220	221	—
Japan	—	(13)	100	—	(6)	100
Asia	133	107	24	412	337	22

Total Revenues	$492	$446	10%	$1,490	$1,403	6%

Net income (loss) by region:
U.S.	$54	$61	(11)%	$180	$213	(15)%
Mexico	9	12	(25)	27	35	(23)
Latin America	3	1	NM	8	16	(50)
EMEA	5	8	(38)	10	10	—
Japan	—	(29)	100	—	(82)	100
Asia	34	26	31	108	92	17

Total net income	$105	$79	33%	$333	$284	17%

Average risk capital(1)	$928	$1,195	(22)%	$985	$1,159	(15)%
Return on risk capital(1)	45%	26%		45%	33%
Return on invested capital(1)	41%	24%		42%	31%

Key indicators: (in billions of dollars)
Client assets under fee-based mgt	$52	$49	6%
Other client activity	181	166	9%

Total client business volumes	$233	$215	8%

(1)
See footnote 4 to the table on page 4.

NM
Not meaningful

Private Bank (Continued)

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

3Q06 vs. 3Q05

        Revenues, net of interest expense, increased on strong growth in Asia and the absence of prior-year losses related to the closing of the Japan Private Bank.

        U.S. revenue increased, primarily driven by an increase in banking spreads and lending volumes, partially offset by lending spread compression.

        Mexico revenue increased, mainly due to an increase in banking and investment revenue, partially offset by lower lending and trust revenue.

        Latin America revenue decreased, primarily driven by lower revenue in banking and lending products, partially offset by an increase in investment revenue.

        EMEA revenue decreased, driven by higher investments revenue, partially offset by the transfer of the Citigroup Wealth Advisors (CWA) business to Smith Barney.

        Asia revenue increased, reflecting strong capital markets activity.

        Operating expenses increased on higher professional staffing, investment spending to expand in on-shore markets and SFAS 123(R) charges of $3 million, partially offset by the absence of Japan expenses in the 2006 third quarter.

        Provision for loan losses includes $14 million from portfolio growth and $3 million on the establishment of a SFAS 114 reserve. The 2005 third quarter includes a $24 million increase to the reserve reflecting increases in Japan, changes in the application of environmental factors and a SFAS 114 specific loan loss reserve increase.

        Client business volumes increased $18 billion, or 8%. Growth was led by $8 billion in banking and fiduciary assets growth, primarily driven by EMEA and Asia. Investment Finance volumes increased $4 billion mainly driven by growth in the U.S. region. Custody assets grew by $3 billion primarily driven by U.S., Asia and EMEA. Managed assets increased by $3 billion due to increases in Latin America and the U.S.

2006 YTD vs. 2005 YTD

        Revenues, net of interest expense, increased on strong growth in Asia.

        U.S. revenue increased, primarily driven by an increase in banking spreads and lending volumes, partially offset by lending spread compression.

        Mexico revenue increased, mainly due to an increase in banking and investment revenue, partially offset by lower lending and trust revenue.

        Latin America revenue decreased, primarily driven by lower spreads in discretionary and lending portfolios, lower lending volumes and lower banking revenue.

        EMEA revenue decreased slightly, driven by higher capital markets revenue, offset by the transfer of the CWA business to Smith Barney.

        Asia revenue increased, reflecting strong capital markets activity.

        Operating expenses increased by $21 million as the absence of Japan expenses was offset by SFAS 123(R) charges, higher expenses due to increased professional staffing and investment spending to expand in on-shore markets in the first nine months of 2006. The first nine months of 2006 include SFAS 123(R) charges of $25 million.

        Provision for loan losses was $30 million in the first nine months of 2006 compared to $3 million in the first nine months of 2005. The provision in 2006 is primarily due to reserve builds of $34 million, partially offset by a $4 million recovery in Asia. 2005 includes net credit reserve releases and recoveries of $11 million in Asia, EMEA and the U.S offset by a build of $24 million for increased exposure in Japan.

ALTERNATIVE INVESTMENTS

        Alternative Investments (AI) manages capital on behalf of Citigroup, as well as for third-party institutional and high-net-worth investors. AI is an integrated alternative investment platform that manages a wide range of products across five asset classes, including private equity, hedge funds, real estate, structured products and managed futures. AI's business model is to enable its 14 investment centers to retain the entrepreneurial qualities required to capitalize on evolving opportunities, while benefiting from the intellectual, operational and financial resources of Citigroup.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Net interest revenue	$5	$83	(94)%	$1	$217	(100)%
Non-interest revenue	329	637	(48)	1,592	2,481	(36)

Total revenues, net of interest expense	$334	$720	(54)%	$1,593	$2,698	(41)%

Net realized and net change in unrealized gains	$200	$442	(55)%	$1,238	$2,091	(41)%
Fees, dividends and interest	58	194	(70)	156	361	(57)
Other	(21)	3	NM	(86)	20	NM

Total proprietary investment activities revenues	$237	$639	(63)%	$1,308	$2,472	(47)%
Client revenues(1)	97	81	20	285	226	26

Total revenues, net of interest expense	$334	$720	(54)%	$1,593	$2,698	(41)%
Operating expenses	137	167	(18)	517	431	20
Provision for loan losses	—	(2)	100	(13)	(2)	NM

Income before taxes and minority interest	$197	$555	(65)%	$1,089	$2,269	(52)%

Income taxes	$70	$181	(61)%	$319	$782	(59)%
Minority interest, net of taxes	10	35	(71)	43	401	(89)

Net income	$117	$339	(65)%	$727	$1,086	(33)%

(1)
Includes fee income.

NM
Not meaningful

ALTERNATIVE INVESTMENTS (Continued)

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In millions of dollars	2006	2005	3Q06 vs. 3Q05	2006	2005	YTD06 vs. YTD05
Revenue by product:
Client(1)	$97	$81	20%	$285	$226	26%

Private equity	56	449	(88)	785	2,183	(64)
Hedge funds	1	91	(99)	65	74	(12)
Other	180	99	82	458	215	NM

Proprietary	237	639	(63)	1,308	2,472	(47)

Total	$334	$720	(54)	$1,593	$2,698	(41)

Average risk capital(1)	$4.0	$4.3	(7)%	$4.2	$4.2	—
Return on risk capital(1)	12%	31%		23%	35%
Return on invested capital(1)	8%	29%		20%	32%

Key indicators: (in billions of dollars)
Capital under management:
Client	$33.5	$24.8	35%
Proprietary	10.2	10.7	(5)%

Total	$43.7	$35.5	23%

(1)
See footnote 4 to the table on page 4.

NM
Not meaningful

3Q06 vs. 3Q05

        Total proprietary revenues, net of interest expense, for the third quarter of 2006 were made up of revenues from other investment activity of $180 million, private equity of $56 million and hedge funds of $1 million. Private equity revenue declined $393 million from the 2005 third quarter, primarily driven by the absence of prior-year gains from the sale of portfolio assets. Other investment activities revenue increased $81 million from the 2005 third quarter, largely due to realized gains from sales of MetLife shares. Hedge fund revenue declined by $90 million on lower investment performance. Client revenues increased, reflecting increased management fees from a 35% growth in client capital under management.

        Operating expenses in the third quarter of 2006 declined, primarily due to decreased performance-driven compensation in private equity portfolios.

        Minority interest, net of tax, declined, primarily on lower private equity gains related to underlying investments held by consolidated majority-owned legal entities. The impact of minority interest is reflected in fees, dividends, and interest, and net realized and net change in unrealized gains.

        Proprietary capital under management decreased from the third quarter of 2005, primarily driven by the sale of MetLife and St. Paul Travelers (STA) shares. This decline was partially offset by the funding of proprietary investments in private equity, hedge funds and real estate.

        Client capital under management increased on inflows from institutional and high-net-worth clients.

        Investments held by investment company subsidiaries (including CVC Brazil) are carried at fair value, with the net change in unrealized gains and losses recorded in income. The Company's investment in CVC Brazil is subject to a variety of unresolved matters, including pending litigation involving some of its portfolio companies, which could affect future valuations of these companies. *

        The sale of Citigroup's Life Insurance and Annuities business to MetLife, Inc. on July 1, 2005, included $1.0 billion, or 22.4 million shares, in MetLife equity securities in the sale proceeds. On July 3, 2006, the company completed the sale of all 22.4 million shares related to a forward sale agreement previously executed. The Company recorded a gain of $133 million pretax in the third quarter of 2006. The investment in Legg Mason resulted from the sale of Citigroup's Asset Management business to Legg Mason, Inc. on December 1, 2005, which included a combination of Legg Mason common and convertible preferred equity securities valued at $2.298 billion in the sale proceeds. Total equivalent number of common shares was 18.7 million, of which 10.3 million were sold in March 2006. The Legg Mason equity securities are classified on Citigroup's Consolidated Balance Sheet as Investments (available-for-sale).

*
This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 84.

Alternative Investments (Continued)

2006 YTD vs. 2005 YTD

        Total proprietary revenues, net of interest expense, for the nine months of 2006 of $1,308 million, were comprised of revenues from private equity of $785 million, other investment activity of $458 million and hedge funds of $65 million. Private equity revenue declined $1,398 million from the first nine months of 2005, primarily driven by the absence of prior-year gains from the sale of portfolio assets. Other investment activities revenue increased $243 million from the first nine months of 2005, largely due to realized gains from the liquidation of Citigroup's investment in St. Paul shares and MetLife shares. Hedge fund revenue decreased $9 million as lower investment performance was partially offset by an increase in average capital invested. Client revenues increased $59 million, reflecting increased management and performance fees from a 35% growth in average client capital under management.

        Operating expenses in the first nine months of 2006 increased from the first nine months of 2005, primarily due to higher employee-related expenses and the impact of SFAS 123(R) charges.

        Minority interest, net of tax, declined on absence of prior-year private equity gains related to underlying investments held by consolidated majority-owned legal entities. The impact of minority interest is reflected in fees, dividends, and interest, and net realized gains/(losses) consistent with proceeds received by minority interests.

        Net Income reflects higher tax benefits including $58 million resulting from the resolution of the Federal Tax Audit in the first quarter of 2006.

Legg Mason Equity Securities

Company	Type of Ownership	Shares owned on September 30, 2006	Sale Restriction	Market Value as of September 30, 2006	Pretax Unrealized Gains (Losses) as of September 30, 2006
				($ millions)	($ millions)
Legg Mason, Inc.	Non-voting convertible preferred stock representing approximately 5.9% ownership	8.4 shares (convertible into 8.4 million shares of common stock upon sale to non-affiliate)	2.2 million shares may be sold publicly at any time and the remaining 6.2 million shares may be sold after December 1, 2006	$846	$(183	)(1)

Total				$846	$(183)

(1)
On October 11, 2006, Legg Mason issued a press release in which it warned that its earnings for the quarter ended September 30, 2006 would be weaker than expected. As a result, Legg Mason shares declined 17% from the prior-day close, and Citigroup's pretax unrealized loss was ($298) million at the close of trading on October 11, 2006. Citigroup's pretax unrealized loss was ($271) million at the close of trading on November 2, 2006.

CORPORATE/OTHER

        Corporate/Other includes treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications reported in the business segments (inter-segment eliminations), the results of discontinued operations and unallocated taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2006	2005	2006	2005
Net interest revenue	$(93)	$(90)	$(458)	$(213)
Non-interest revenue	(206)	(61)	(333)	(142)

Revenues, net of interest expense	$(299)	$(151)	$(791)	$(355)
Operating expenses	(33)	60	47	261
Provisions for benefits, claims and credit losses	—	(1)	—	(2)

Income (loss) from continuing operations before taxes and minority interest	$(266)	$(210)	$(838)	$(614)
Income tax benefits	(137)	(39)	(381)	(113)
Minority interest, net of taxes	—	6	1	9

Income (loss) from continuing operations	$(129)	$(177)	$(458)	$(510)
Income from discontinued operations	202	2,155	289	2,823

Net income (loss)	$73	$1,978	$(169)	$2,313

3Q06 vs. 3Q05

        Revenues, net of interest expense, declined, primarily on lower treasury results and lower intersegment eliminations. Lower treasury results were primarily driven by higher funding costs and lower results from risk management activities.

        Operating expenses declined, due to lower intersegment eliminations and an amendment to the Company's retirement benefit plans. These declines were partially offset by increased staffing and technology costs.

        Income tax benefits increased on lower pretax income, lower taxes held at the corporate level and a tax release of $8 million in the 2006 third quarter relating to the resolution of the New York Tax Audits.

2006 YTD vs. 2005 YTD

        Revenues, net of interest expense, declined on lower intersegment eliminations and lower treasury results. Higher interest rates and an extension of the debt maturity profile, partially offset by lower funding balances, drove a decline in treasury results.

        Operating expenses declined due to lower intersegment eliminations, and an amendment to the Company's retirement benefit plans, partially offset by increased staffing and technology costs.

        Income tax benefits increased due to a higher pretax loss in the current year, a tax reserve release of $61 million relating to the resolution of the Federal Tax Audit and a release of $8 million relating to the resolution of the New York Tax Audits.

Discontinued Operations

        Discontinued operations represent the operations in the Company's Sale of the Asset Management Business and the Sale of the Life Insurance and Annuities Business. For 2006, income from discontinued operations included gains and tax benefits relating to the final settlement of the Life Insurance and Annuities and Asset Management Sale Transactions and a gain from the Sale of the Asset Management business in Poland. Tax benefits included a tax reserve release of $59 million relating to the resolution of the Federal Tax Audit and a tax benefit of $17 million related to the resolution of the New York Tax Audits. See Note 3 to the Consolidated Financial Statements on page 94.

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

        These risks are measured and aggregated within businesses and across Citigroup to facilitate the understanding of the Company's exposure to extreme downside events.

        At September 30, 2006, June 30, 2006, and September 30, 2005, risk capital for Citigroup was comprised of the following risk types:

In billions of dollars	Sept. 30, 2006	June 30, 2006	Sept. 30, 2005
Credit risk	$36.1	$35.7	$35.9
Market risk	18.8	17.6	13.5
Operational risk	8.3	8.1	8.3
Insurance risk	0.2	0.2	0.2
Intersector diversification(1)	(6.3)	(5.9)	(4.8)

Total Citigroup	$57.1	$55.7	$53.1

Return on risk capital (quarter)	37%	38%	37%
Return on invested capital (quarter)	19%	19%	25%

Return on risk capital (nine months)	39%		38%
Return on invested capital (nine months)	19%		21%

(1)
Reduction in risk from diversification between sectors.

        The increase in Citigroup's risk capital versus September 30, 2005 was primarily related to the year-end methodology update for market risk for non-trading positions, offset by an increase in the diversification benefit.

        It is expected, due to the evolving nature of risk capital, that these methodologies will continue to be refined.

        The increase in Citigroup's risk capital versus June 30, 2006 was primarily related to increases in interest rate exposure in consumer businesses and in credit risk due to higher exposures, offset by an increase in the diversification benefit. It is expected, due to the evolving nature of risk capital, that these methodologies will continue to be refined.

        Pages 18 to 49 of this Management's Discussion and Analysis provide disclosures, for each segment and product, of average risk capital, return on risk capital and return on invested capital.

        Average year-over-year risk capital increased $2.8 billion, from $53.6 billion to $56.4 billion. Average risk capital of $15.3 billion in U.S. Consumer increased $1.5 billion or 11%, driven mostly by the year-end methodology update for market risk for non-trading positions. Average risk capital of $12.6 billion in International Consumer decreased $950 million or 7%, driven mostly by lower exposure. Average risk capital of $22 billion in Corporate and Investment Banking increased $584 million or 3%, primarily driven by portfolio growth. Average risk capital of $2.4 billion in Global Wealth Management increased $211 million or 10%, primarily driven by the new operational risk methodology. Corporate/Other average risk capital increased $1.8 billion, from ($1.6) billion to $143 million, due to the methodological change in market risk, partially offset by intersector diversification.

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

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars	3rd Qtr. 2006	2nd Qtr. 2006	1st Qtr. 2006	4th Qtr. 2005	3rd Qtr. 2005
Allowance for loan losses at beginning of period	$9,144	$9,505	$9,782	$10,015	$10,418

Provision for loan losses
Consumer	$1,736	$1,426	$1,446	$1,936	$2,584
Corporate	57	10	(50)	(65)	(59)

	$1,793	$1,436	$1,396	$1,871	$2,525

Gross credit losses
Consumer
In U.S. offices	$1,091	$1,090	$1,105	$1,531	$1,380
In offices outside the U.S.	1,227	1,145	1,037	955	2,000
Corporate
In U.S. offices	6	44	15	68	$4
In offices outside the U.S.	38	75	26	60	60

	$2,362	$2,354	$2,183	$2,614	$3,444

Credit recoveries
Consumer
In U.S. offices	$153	$183	$190	$224	$242
In offices outside the U.S.	350	298	319	227	212
Corporate
In U.S. offices	5	12	2	94	39
In offices outside the U.S.	48	65	72	146	148

	$556	$558	$583	$691	$641

Net credit losses
In U.S. offices	$939	$939	$928	$1,281	$1,103
In offices outside the U.S.	867	857	672	642	1,700

Total	$1,806	$1,796	$1,600	$1,923	$2,803

Other—net(1)(2)(3)(4)(5)	$(152)	$(1)	$(73)	$(181)	$(125)

Allowance for loan losses at end of period	$8,979	$9,144	$9,505	$9,782	$10,015

Allowance for unfunded lending commitments(6)	$1,100	$1,050	$900	$850	$800

Total allowance for loans and unfunded lending commitments	$10,079	$10,194	$10,405	$10,632	$10,815

Net consumer credit losses	$1,815	$1,754	$1,633	$2,035	$2,926
As a percentage of average consumer loans	1.49%	1.48%	1.46%	1.82%	2.68%

Net corporate credit losses/(recoveries)	$(9)	$42	$(33)	$(112)	$(123)
As a percentage of average corporate loans	NM	—	NM	NM	NM

(1)
The 2006 third quarter includes reductions to the loan loss reserve of $140 million related to securitizations and portfolio sales.

(2)
The 2006 second quarter includes reductions to the loan loss reserve of $125 million related to securitizations, offset by $84 million of additions related to the Credicard acquisition.

(3)
The 2006 first quarter includes reductions to the loan loss reserve of $90 million related to securitizations.

(4)
The 2005 fourth quarter includes reductions to the loan loss reserve of $186 million related to securitizations.

(5)
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

NM
Not meaningful

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

In millions of dollars	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Corporate cash-basis loans(1)
Collateral dependent (at lower of cost or collateral value)(2)	$15	$—	$—	$6	$6
Other	677	799	821	998	1,204

Total	$692	$799	$821	$1,004	$1,210

Corporate cash-basis loans(1)
In U.S. offices	$23	$24	$65	$81	$74
In offices outside the U.S.	669	775	756	923	1,136

Total	$692	$799	$821	$1,004	$1,210

Renegotiated loans (includes Corporate and Commercial Business Loans)	$23	$23	$30	$32	$29

Consumer loans on which accrual of interest had been suspended
In U.S. offices	$2,231	$1,985	$2,088	$2,307	$2,224
In offices outside the U.S.	1,958	1,872	1,664	1,713	1,597

Total	$4,189	$3,857	$3,752	$4,020	$3,821

Accruing loans 90 or more days delinquent(3)
In U.S. offices	$2,576	$2,403	$2,531	$2,886	$2,823
In offices outside the U.S.	448	431	410	391	457

Total	$3,024	$2,834	$2,941	$3,277	$3,280

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

(3)
Substantially comprised of consumer loans of which $1,450 million, $1,437 million, $1,465 million, $1,591 million, and $1,690 million are government-guaranteed student loans and Federal Housing Authority mortgages at September 30, 2006, June 30, 2006, March 31, 2006, December 31, 2005, and September 30, 2005, respectively.

Other Real Estate Owned and Other Repossessed Assets

In millions of dollars	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Other real estate owned(1)
Consumer	$356	$324	$322	$279	$283
Corporate	193	171	144	150	153

Total other real estate owned	$549	$495	$466	$429	$436

Other repossessed assets	$62	$53	$52	$62	$57

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

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet consumer loan portfolios. The managed loan portfolio includes held-for-sale and securitized credit card receivables.    Only U.S. Cards from a product view and U.S. from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes managed credit statistics provide a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. For example, the U.S. Cards business considers both on-balance sheet and securitized balances (together, its managed portfolio) when determining capital allocation and general management decisions and compensation. Furthermore, investors use information about the credit quality of the entire managed portfolio, as the results of both the on-balance sheet and securitized portfolios impact the overall performance of the U.S. Cards business. For a further discussion of managed-basis reporting, see Note 14 to the Consolidated Financial Statements on page 109.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

	Total Loans	90 Days or More Past Due(1)			Average Loans	Net Credit Losses(1)
Product View:	Sept. 30, 2006	Sept. 30, 2006	June 30, 2006	Sept. 30, 2005	3rd Qtr. 2006	3rd Qtr. 2006	2nd Qtr. 2006	3rd Qtr. 2005
	In millions of dollars, except total and average loan amounts in billions
U.S.:
U.S. Cards	$41.0	$736	$814	$981	$42.8	$456	$447	$649
Ratio		1.80%	1.87%	2.33%		4.22%	4.11%	5.76%
U.S. Retail Distribution	46.2	780	717	787	45.2	282	288	314
Ratio		1.69%	1.62%	1.91%		2.48%	2.65%	3.06%
U.S. Consumer Lending	203.3	2,556	2,356	2,608	201.0	193	160	168
Ratio		1.26%	1.19%	1.49%		0.38%	0.33%	0.39%
U.S. Commercial Business	35.2	191	116	175	35.0	8	12	8
Ratio		0.54%	0.33%	0.54%		0.09%	0.14%	0.10%
International:
International Cards	28.1	723	643	411	27.5	347	333	168
Ratio		2.57%	2.40%	1.78%		5.01%	5.12%	2.94%
International Consumer Finance	24.2	575	519	467	24.2	389	323	334
Ratio		2.37%	2.16%	2.13%		6.38%	5.44%	6.03%
International Retail Banking	65.1	679	680	770	64.4	141	191	1,288
Ratio		1.04%	1.08%	1.26%		0.87%	1.22%	8.20%
Private Bank(2)	40.7	10	6	58	40.7	—	—	(1)
Ratio		0.02%	0.02%	0.15%		0.00%	0.00%	(0.01)%
Other Consumer Loans	2.4	—	—	51	2.3	(1)	—	(2)

On-Balance Sheet Loans(3)	$486.2	$6,250	$5,851	$6,308	$483.1	$1,815	$1,754	$2,926
Ratio		1.29%	1.22%	1.45%		1.49%	1.48%	2.68%

Securitized receivables (all in U.S. Cards)	$99.2	$1,519	$1,421	$1,299	$97.3	$1,051	$969	$1,267
Credit card receivables held-for-sale	0.6	—	—	—	0.5	1	—	—

Managed Loans(4)	$586.0	$7,769	$7,272	$7,607	$580.9	$2,867	$2,723	$4,193
Ratio		1.33%	1.26%	1.44%		1.96%	1.92%	3.18%

Regional View:
U.S.	$355.0	$4,273	$4,010	$4,632	$352.9	$937	$908	$1,137
Ratio		1.20%	1.14%	1.46%		1.05%	1.05%	1.45%
Mexico	15.4	600	548	576	15.2	128	115	68
Ratio		3.90%	3.76%	4.15%		3.33%	3.16%	1.95%
EMEA	40.1	573	508	518	40.3	221	292	1,391
Ratio		1.43%	1.29%	1.42%		2.18%	2.97%	14.60%
Japan	11.6	231	194	195	11.7	286	251	254
Ratio		1.99%	1.63%	1.64%		9.65%	8.33%	7.65%
Asia	58.3	453	491	356	57.3	174	147	84
Ratio		0.78%	0.87%	0.66%		1.21%	1.06%	0.62%
Latin America	5.8	120	100	31	5.7	69	41	(8)
Ratio		2.07%	1.85%	0.84%		4.85%	3.34%	(0.90)%

On-Balance Sheet Loans(3)	$486.2	$6,250	$5,851	$6,308	$483.1	$1,815	$1,754	$2,926

Ratio		1.29%	1.22%	1.45%		1.49%	1.48%	2.68%
Securitized receivables (all in U.S. Cards)	$99.2	$1,519	$1,421	$1,299	$97.3	$1,051	$969	$1,267
Credit card receivables held-for-sale	0.6	—	—	—	0.5	1	—	—

Managed Loans(4)	$586.0	$7,769	$7,272	$7,607	$580.9	$2,867	$2,723	$4,193
Ratio		1.33%	1.26%	1.44%		1.96%	1.92%	3.18%

(1)
The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.

(2)
Private Bank results are reported as part of the Global Wealth Management segment.

(3)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $2 billion and $2 billion, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

(4)
This table presents credit information on a held basis and shows the impact of securitizations to reconcile to a managed basis. Only U.S. Cards from a product view, and U.S from a regional view, are impacted. Managed-basis reporting is a non-GAAP measure. Held-basis reporting is the related GAAP measure. See a discussion of managed-basis reporting on page 56.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	Sept. 30, 2006	June 30, 2006	Sept. 30, 2005	3rd Qtr. 2006	2nd Qtr. 2006	3rd Qtr. 2005
On-balance sheet(1)	$486.2	$478.3	$436.2	$483.1	$474.0	$433.4
Securitized receivables (all in U.S. Cards)	99.2	97.3	92.6	97.3	94.5	89.8
Credit card receivables held-for-sale	0.6	—	—	0.5	—	—

Total managed	$586.0	$575.6	$528.8	$580.9	$568.5	$523.2

(1)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $2 billion and $2 billion for the third quarter of 2006, approximately $3 billion and $3 billion for the second quarter of 2006, and approximately $4 billion and $4 billion for the third quarter of 2005, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

(2)
This table presents loan information on a held basis and shows the impact of securitization to reconcile to a managed basis. Managed-basis reporting is a non-GAAP measure. Held-basis reporting is the related GAAP measure. See a discussion of managed-basis reporting on page 56.

        Citigroup's total allowance for loans, leases and unfunded lending commitments of $10.079 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the Consumer portfolio was $6.087 billion at September 30, 2006, $6.311 billion at June 30, 2006 and $7.226 billion at September 30, 2005. The decrease in the allowance for credit losses from September 30, 2005 of $1.139 billion included:

  •
  reserve releases, primarily related to the impact of the change in bankruptcy legislation on U.S. Cards and continued improved credit conditions in the U.S.; and

  •
  $510 million of reductions related to securitizations in the U.S. Cards business.

        Offsetting these reductions in the allowance for credit losses was the impact of reserve builds of $654 million, primarily related to increased reserves in Mexico; increased reserves in Asia, primarily related to industry-wide credit conditions in the Taiwan cards market; increased reserves in Japan, primarily related to legislative proposals which, if enacted, will change various aspects of the Consumer Finance industry; and the impact of the change in bankruptcy legislation on U.S. Retail Distribution. The acquisition of the Credicard portfolio increased the allowance for credit losses by $84 million in Latin America.

        On-balance sheet consumer loans of $486.2 billion increased $50.0 billion, or 11%, from September 30, 2005, primarily driven by growth in mortgage and other real-estate-secured loans in the U.S. Consumer Lending, U.S. Commercial Business, and Private Bank businesses and growth in U.S. Retail Distribution. Credit card receivables declined on higher payment rates by customers.

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

        The following tables summarize by derivative type the notionals, receivables and payables held for trading and asset/liability management hedge purposes as of September 30, 2006 and December 31, 2005. See Note 16 to the Consolidated Financial Statements on page 115 for a discussion regarding the accounting for derivatives.

CITIGROUP DERIVATIVES

Notionals(1)

	Trading Derivatives(2)		Asset/Liability Management Hedges(3)
In millions of dollars	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Interest rate contracts
Swaps	$13,834,583	$12,677,814	$600,387	$403,576
Futures and forwards	1,852,869	2,090,844	69,124	18,425
Written options	2,094,351	1,949,501	12,043	5,166
Purchased options	2,160,312	1,633,983	58,460	53,920

Total interest rate contract notionals	$19,942,115	$18,352,142	$740,014	$481,087

Foreign exchange contracts
Swaps	$656,055	$563,888	$51,638	$37,418
Futures and forwards	1,921,368	1,508,754	43,152	53,757
Written options	355,578	249,725	131	—
Purchased options	350,045	253,089	1,207	808

Total foreign exchange contract notionals	$3,283,046	$2,575,456	$96,128	$91,983

Equity contracts
Swaps	$83,853	$70,188	$—	$—
Futures and forwards	24,514	14,487	—	—
Written options	262,241	213,383	—	—
Purchased options	239,111	193,248	—	—

Total equity contract notionals	$609,719	$491,306	$—	$—

Commodity and other contracts
Swaps	$33,617	$20,486	$—	$—
Futures and forwards	12,249	10,876	—	—
Written options	15,253	9,761	—	—
Purchased options	18,780	12,240	—	—

Total commodity and other contract notionals	$79,899	$53,363	$—	$—

Credit derivatives	$1,591,540	$1,030,745	$—	$—

Total derivative notionals	$25,506,319	$22,503,012	$836,142	$573,070

Mark-to-Market (MTM) Receivables/Payables

	Derivatives Receivables—MTM		Derivatives Payable—MTM
In millions of dollars	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Trading Derivatives(2)
Interest rate contracts	$172,204	$192,761	$168,238	$188,182
Foreign exchange contracts	41,352	42,749	37,347	41,474
Equity contracts	24,342	18,633	44,467	32,313
Commodity and other contracts	6,358	7,332	7,159	6,986
Credit derivative	10,201	8,106	11,115	9,279

Total	$254,457	$269,581	$268,326	$278,234
Less: Netting agreements, cash collateral and market value adjustments	(206,037)	(222,167)	(201,420)	(216,906)

Net Receivables/Payables	$48,420	$47,414	$66,906	$61,328

Asset/Liability Management Hedges(3)
Interest rate contracts	$1,798	$3,775	$3,042	$1,615
Foreign exchange contracts	2,722	1,385	1,042	1,137

Total	$4,520	$5,160	$4,084	$2,752

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

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	Sept. 30, 2006	Dec. 31, 2005	Sept. 30, 2005
Corporate cash-basis loans
Capital Markets and Banking	$658	$923	$1,145
Transaction Services	34	81	65

Total corporate cash-basis loans(1)	$692	$1,004	$1,210

Net credit write-offs/losses (recoveries)
Capital Markets and Banking	$(11)	$(117)	$(118)
Transaction Services	2	5	(3)
CIB Other	—	—	—
Alternative Investments	—	—	(2)

Total net credit write-offs/ losses (recoveries)	$(9)	$(112)	$(123)

Corporate allowance for loan losses	$2,892	$2,860	$2,789
Corporate allowance for credit losses on unfunded lending commitments(2)	1,100	850	800

Total corporate allowance for loans and unfunded lending commitments	$3,992	$3,710	$3,589

As a percentage of total corporate loans(3)	1.73%	2.22%	2.22%

(1)
Excludes purchased distressed loans accounted for in accordance with SOP 03-3. This pronouncement was adopted in the 2005 third quarter. Prior to this adoption, these loans were classified in Other Assets. The carrying value of these loans was $1,089 million at September 30, 2006, $1,120 million at December 31, 2005 and $1,064 million at September 30, 2005. Prior to 2004, the balances were immaterial.

(2)
Represents additional reserves recorded in Other Liabilities on the Consolidated Balance Sheet.

(3)
Does not include the allowance for unfunded lending commitments.

        Corporate cash-basis loans on September 30, 2006 decreased $518 million compared to September 30, 2005; $487 million of the decrease was in Capital Markets and Banking and $31 million was in Transaction Services. Capital Markets and Banking decreased primarily due to higher charge-offs in Korea, Russia, Mexico and Australia. The decrease in Transaction Services was primarily related to charge-offs in Mexico.

        Cash-basis loans decreased $312 million compared to December 31, 2005 due to decreases of $265 million in Capital Markets and Banking and $47 million in Transaction Services. Capital Markets and Banking primarily reflected increased charge-offs in Russia, Australia, Korea and India. Transaction Services decreased primarily due to charge-offs in Mexico.

        Total corporate Other Real Estate Owned (OREO) was $193 million, $150 million and $153 million at September 30, 2006, December 31, 2005, and September 30, 2005, respectively. The $43 million increase from December 31, 2005 reflects net foreclosures in the U.S. real estate portfolio.

        Total corporate loans outstanding at September 30, 2006 were $167 billion as compared to $129 billion and $126 billion at December 31, 2005 and September 30, 2005, respectively.

        Total corporate net credit recoveries of $9 million on September 30, 2006 decreased $114 million compared to September 30, 2005, primarily attributable to reduced recoveries in the third quarter of 2006. Total corporate net credit losses increased $103 million compared to the 2005 fourth quarter, primarily due to reduced recoveries in the third quarter of 2006.

        Citigroup's total allowance for credit losses for loans, leases and unfunded lending commitments of $10.079 billion at September 30, 2006 is available to absorb probable credit losses inherent in the entire Company's portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the corporate portfolio was $3.992 billion at September 30, 2006, $3.589 billion at September 30, 2005, and $3.710 billion at December 31, 2005, respectively. The $403 million increase in the corporate allowance at September 30, 2006 from September 30, 2005 primarily reflects reserve builds related to unfunded lending commitments due to increases in expected losses during the year and the deterioration of the credit quality of the underlying portfolios. The $282 million increase in the corporate allowance at September 30, 2006 from December 31, 2005 primarily reflects an increase in the allowance for unfunded lending commitments based on portfolio growth and the deterioration of the underlying portfolio. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

MARKET RISK MANAGEMENT PROCESS

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" on page 74. Price risk is the earnings risk from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

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

	September 30, 2006		June 30, 2006		September 30, 2005
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(375)	$258	$(344)	$436	$(262)	$305
Gradual change	$(234)	$231	$(247)	$212	$(138)	$115

Mexican peso
Instantaneous change	$46	$(46)	$44	$(44)	$74	$(75)
Gradual change	$35	$(35)	$32	$(32)	$45	$(45)

Euro
Instantaneous change	$(80)	$80	$(70)	$70	$(27)	$27
Gradual change	$(39)	$39	$(33)	$33	$(9)	$9

Japanese yen
Instantaneous change	$(14)	NM	$(21)	NM	$29	NM
Gradual change	$(8)	NM	$(10)	NM	$16	NM

Pound sterling
Instantaneous change	$(27)	$27	$(32)	$31	$25	$(26)
Gradual change	$(18)	$18	$(18)	$18	$19	$(19)

NM
Not meaningful. A 100bp decrease in interest rates would imply negative rates for the Japanese yen yield curve.

        The change in U.S. Dollar Interest Rate Exposure from June 30, 2006 reflects increases in certain asset balances, the impact of declining interest rates and changes in customer pricing and mix.

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

        For Citigroup's major trading centers, the aggregate pretax VAR in the trading portfolios was $90 million, $97 million, and $93 million at September 30, 2006, June 30, 2006, and September 30, 2005, respectively. Daily exposures averaged $86 million during the 2006 third quarter and ranged from $74 million to $107 million.

        The following table summarizes VAR to Citigroup in the trading portfolios at September 30, 2006, June 30, 2006, and September 30, 2005, including the Total VAR, the specific risk only component of VAR, and Total—General market factors only, along with the quarterly averages:

In million of dollars	September 30, 2006	Third Quarter 2006 Average	June 30, 2006	Second Quarter 2006 Average	September 30, 2005	Third Quarter 2005 Average
Interest rate	$89	$81	$96	$103	$69	$78
Foreign exchange	28	26	27	29	13	14
Equity	44	42	41	51	54	44
Commodity	11	13	13	19	13	15
Covariance adjustment	(82)	(76)	(80)	(87)	(56)	(59)

Total—All market risk factors, including general and specific risk	$90	$86	$97	$115	$93	$92

Specific risk only component	$9	$10	$5	$10	$8	$6

Total—General market factors only	$81	$76	$92	$105	$85	$86

        The specific risk-only component represents the level of equity and debt issuer-specific risk embedded in VAR. Citigroup's specific risk model conforms to the 4x-multiplier treatment approved by the Federal Reserve and is subject to extensive annual hypothetical back-testing.

        The table below provides the range of VAR in each type of trading portfolio that was experienced during the quarters ended:

	September 30, 2006		June 30, 2006		September 30, 2005
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$68	$106	$86	$125	$62	$112
Foreign exchange	17	39	21	40	9	20
Equity	35	49	41	68	32	60
Commodity	9	18	12	25	13	17

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

  •
  Oversight by independent risk management; and

  •
  Independent review by Audit and Risk Review (ARR).

Framework

        Citigroup's approach to operational risk is defined in the Citigroup Risk and Control Self-Assessment (RCSA)/ Operational Risk Policy.

        The Operational Risk portion codifies the core governing principles and provides a consistent framework for managing operational risks across the Company. Each major business segment must establish its own operational risk procedures, consistent with the corporate policy, and an approved governance structure. The policy requires each business to identify its key operational risks as well as the controls established to mitigate those risks and to ensure compliance with laws, regulations, regulatory administrative actions, and Citigroup policies. It also requires that all businesses collect and report their operational risk loss data.

        The Operational Risk standards facilitate the effective communication of operational risk both within and across businesses. Information about the businesses' operational risk, historical losses, and the control environment is reported by each major business segment and functional area, and summarized for Senior Management and the Citigroup Board of Directors.

        The RCSA portion establishes a formal governance structure to provide direction, oversight, and monitoring of Citigroup's RCSA programs. The RCSA standards for risk and control assessment are applicable to all businesses and staff functions. It also establishes RCSA as the process whereby risks inherent in a business' activities are identified and the effectiveness of the key controls over those risks are evaluated and monitored. RCSA processes facilitate Citigroup's adherence to regulatory requirements, including Sarbanes-Oxley, FDICIA, the International Convergence of Capital Measurement and Capital Standards (Basel II), and other corporate initiatives, including Operational Risk Management and alignment of capital assessments with risk management objectives. The entire process is subject to audit by Citigroup's ARR, and the results of RCSA are included in periodic management reporting, including reporting to Senior Management and the Audit and Risk Management Committee.

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

Information Security and Continuity of Business

        During 2005 and continuing in 2006, Citigroup continues to enhance a strategic framework for Information Security technology initiatives, and the Company began implementing enhancements to various Information Security programs across its businesses covering Information Security Risk Management, Security Incident Response and Electronic Transportable Media. The Company also implemented tools to increase the effectiveness of its data protection and entitlement management programs. Additional monthly Information Security metrics were established to better assist the Information Technology Risk Officer in managing enterprise-wide risk. The Information Security Program complies with the Gramm-Leach- Bliley Act and other regulatory guidance.

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

						September 30, 2006			December 31, 2005
	Cross-Border Claims on Third Parties					Investments in and Funding of Local Franchises
							Total Cross- Border Outstandings		Total Cross- Border Outstandings
	Banks	Public	Private	Total	Trading and Short-Term Claims(1)			Commitments(2)		Commitments(2)
Germany	$20.4	$5.7	$8.4	$34.5	$32.0	$—	$34.5	$41.9	$14.8	$25.0
India	0.6	0.1	7.2	7.9	6.8	13.8	21.7	0.6	6.5	0.7
South Korea	0.7	1.0	2.8	4.5	4.4	16.2	20.7	11.9	14.8	5.2
Netherlands	5.5	3.1	11.3	19.9	17.4	—	19.9	9.7	15.8	9.2
France	6.9	2.0	9.2	18.1	16.2	—	18.1	47.6	14.9	33.5
Spain	1.8	4.8	5.4	12.0	11.1	3.4	15.4	3.4	7.4	2.8
United Kingdom	5.3	0.1	8.4	13.8	10.0	—	13.8	174.1	20.8	103.8
Italy	1.0	6.5	4.9	12.4	11.6	—	12.4	3.5	10.9	3.0
Canada	1.5	0.1	2.9	4.5	4.0	7.2	11.7	8.5	9.1	2.9

(1)
Included in total cross-border claims on third parties.

(2)
Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC. Effective March 31, 2006 the FFIEC revised the definition of commitments to include commitments to local residents that will be funded with local currency local liabilities.

INTEREST REVENUE/EXPENSE AND YIELDS

In millions of dollars	3rd Qtr. 2006	2nd Qtr. 2006	3rd Qtr. 2005	% Change 3Q06 vs. 3Q05
Interest Revenue(1)	$24,729	$23,572	$19,344	28%
Interest Expense	14,901	13,717	9,649	54

Net Interest Revenue(1)	$9,828	$9,855	$9,695	1%

Interest Revenue—Average Rate	6.59%	6.52%	5.95%	64 bps
Interest Expense—Average Rate	4.38%	4.20%	3.33%	105 bps
Net Interest Margin	2.62%	2.73%	2.98%	(36) bps

Interest Rate Benchmarks:
Federal Funds Rate—End of Period	5.25%	5.25%	3.75%	150 bps

2 Year U.S. Treasury Note—Average Rate	4.93%	4.99%	3.94%	99 bps
10 Year U.S. Treasury Note—Average Rate	4.89%	5.07%	4.20%	69 bps

10 Year vs. 2 Year Spread	(4) bps	8 bps	26 bps

(1)
Excludes taxable equivalent adjustment based on the U.S. Federal statutory tax rate of 35%.

        A significant portion of the Company's business activities is based upon gathering deposits and borrowing money and then lending or investing those funds, including in market-making activities in tradable securities. Net interest margin is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.

        In the 2006 third quarter, pressure on net interest margin continued, though driven by several factors. Interest expense increased due to both a rise in short-term interest rates and funding actions the Company has taken to lengthen its debt maturity profile.

        The average rate on the Company's assets increased during the period, but by less than the increase in average rates on borrowed funds or deposits. The average rate on loans or investments reflected a highly competitive loan pricing environment, as well as a shift in the Company's loan portfolio from higher-yielding credit card receivables to assets that carry lower yields, such as mortgages and home equity loans. The shift partially reflects continued high payment rates on credit card receivables. The majority of the sequential decline in net interest margin was due to trading activities in Capital Markets and Banking.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1) (2) (3) (4)

	Average Volume			Interest Revenue			% Average Rate(10)
In millions of dollars	3rd Qtr. 2006	2nd Qtr. 2006	3rd Qtr. 2005	3rd Qtr. 2006	2nd Qtr. 2006	3rd Qtr. 2005	3rd Qtr. 2006	2nd Qtr. 2006	3rd Qtr. 2005
Assets
Deposits at interest with banks(5)	$37,508	$38,951	$35,118	$713	$630	$438	7.54%	6.49%	4.95%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$166,526	$163,276	$160,453	$2,718	$2,450	$1,909	6.48%	6.02%	4.72%
In offices outside the U.S.(5)	81,145	87,806	76,474	995	947	732	4.86	4.33	3.80

Total	$247,671	$251,082	$236,927	$3,713	$3,397	$2,641	5.95%	5.43%	4.42%

Trading account assets(7)(8)
In U.S. offices	$184,099	$181,415	$153,342	$1,801	$2,036	$1,302	3.88%	4.50%	3.37%
In offices outside the U.S.(5)	100,196	99,644	77,063	757	852	545	3.00	3.43	2.81

Total	$284,295	$281,059	$230,405	$2,558	$2,888	$1,847	3.57%	4.12%	3.18%

Investments(1)
In U.S. offices
Taxable	$105,713	$85,292	$80,670	$1,177	$873	$703	4.42%	4.11%	3.46%
Exempt from U.S. income tax	12,285	15,470	11,562	153	182	122	4.94	4.72	4.19
In offices outside the U.S.(5)	100,999	97,138	79,540	1,276	1,200	989	5.01	4.95	4.93

Total	$218,997	$197,900	$171,772	$2,606	$2,255	$1,814	4.72%	4.57%	4.19%

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$345,064	$339,997	$307,180	$7,264	$7,071	$6,368	8.35%	8.34%	8.22%
In offices outside the U.S.(5)	140,594	136,648	130,420	3,870	3,834	3,628	10.92	11.25	11.04

Total consumer loans	$485,658	$476,645	$437,600	$11,134	$10,905	$9,996	9.10%	9.18%	9.06%

Corporate loans
In U.S. offices	$28,604	$25,740	$20,009	$528	$440	$285	7.32%	6.86%	5.65%
In offices outside the U.S.(5)	130,212	122,944	101,204	2,728	2,298	1,754	8.31	7.50	6.88

Total corporate loans	$158,816	$148,684	$121,213	$3,256	$2,738	$2,039	8.13%	7.39%	6.67%

Total loans	$644,474	$625,329	$558,813	$14,390	$13,643	$12,035	8.86%	8.75%	8.54%

Other interest-earning assets	$56,717	$55,081	$56,060	$749	$759	$569	5.24%	5.53%	4.03%

Total interest-earning assets	$1,489,662	$1,449,402	$1,289,095	$24,729	$23,572	$19,344	6.59%	6.52%	5.95%

Non-interest-earning assets(7)	194,550	195,670	165,833
Total assets from discontinued operations	—	—	1,527

Total assets	$1,684,212	$1,645,072	$1,456,455

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $14 million for the 2006 third quarter, $25 million for the 2006 second quarter, and $41 million for the 2005 third quarter.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16 to the Consolidated Financial Statements on page 115.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 94.

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

(9)
Includes cash-basis loans.

(10)
Average rate percentage is calculated as annualized interest over average volumes.

Reclassified to conform to the current period's presentation.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,
AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume			Interest Expense			% Average Rate(12)
In millions of dollars	3rd Qtr. 2006	2nd Qtr. 2006	3rd Qtr. 2005	3rd Qtr. 2006	2nd Qtr. 2006	3rd Qtr. 2005	3rd Qtr. 2006	2nd Qtr 2006	3rd Qtr. 2005
Liabilities
Deposits
In U. S. offices Savings deposits(5)	$134,486	$133,958	$128,046	$1,092	$1,002	$655	3.22%	3.00%	2.03%
Other time deposits	51,158	45,292	36,735	678	579	380	5.26	5.13	4.10
In offices outside the U.S.(6)	416,084	394,805	344,158	4,001	3,623	2,581	3.81	3.68	2.98

Total	$601,728	$574,055	$508,939	$5,771	$5,204	$3,616	3.81%	3.64%	2.82%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$188,052	$187,346	$174,735	$2,992	$2,955	$2,067	6.31%	6.33%	4.69%
In offices outside the U.S. (6)	93,032	97,408	70,372	1,404	1,364	1,060	5.99	5.62	5.98

Total	$281,084	$284,754	$245,107	$4,396	$4,319	$3,127	6.20%	6.08%	5.06%

Trading account liabilities(8)(9)
In U.S. offices	$37,601	$35,503	$34,462	$39	$48	$20	0.41%	0.54%	0.23%
In offices outside the U.S. (6)	35,644	39,364	40,048	17	14	12	0.19	0.14	0.12

Total	$73,245	$74,867	$74,510	$56	$62	$32	0.30%	0.33%	0.17%

Short-term borrowings
In U.S. offices	$121,503	$118,686	$89,960	$1,379	$1,151	$641	4.50%	3.89%	2.83%
In offices outside the U.S. (6)	23,446	25,501	17,409	139	197	204	2.35	3.10	4.65

Total	$144,949	$144,187	$107,369	$1,518	$1,348	$845	4.15%	3.75%	3.12%

Long-term debt
In U.S. offices	$218,766	$201,917	$182,772	$2,802	$2,476	$1,736	5.08%	4.92%	3.77%
In offices outside the U.S. (6)	29,620	29,933	30,345	358	308	293	4.80	4.13	3.83

Total	$248,386	$231,850	$213,117	$3,160	$2,784	$2,029	5.05%	4.82%	3.78%

Total interest-bearing liabilities	$1,349,392	$1,309,713	$1,149,042	$14,901	$13,717	$9,649	4.38%	4.20%	3.33%

Demand deposits in U.S. offices	11,127	11,827	10,060
Other non-interest bearing liabilities(8)	207,623	209,100	184,028
Total liabilities from discontinued operations	—	—	720

Total liabilities	$1,568,142	$1,530,640	$1,343,850

Total stockholders' equity(10)	$116,070	$114,432	$112,605

Total liabilities and stockholders' equity	$1,684,212	$1,645,072	$1,456,455

Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$892,120	$859,063	$779,869	$4,559	$4,673	$5,436	2.03%	2.18%	2.77%
In offices outside the U.S.(6)	597,542	590,339	509,226	5,269	5,182	4,259	3.50	3.52	3.32

Total	$1,489,662	$1,449,402	$1,289,095	$9,828	$9,855	$9,695	2.62%	2.73%	2.98%

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $14 million for the 2006 third quarter, $25 million for the 2006 second quarter, and $41 million for the 2005 third quarter.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16 to the Consolidated Financial Statements on page 115.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 94.

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

(12)
Average rate percentage is calculated as annualized interest over average volumes.

Reclassified to conform to the current period's presentation.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1) (2) (3) (4)

	Average Volume		Interest Revenue		% Average Rate(10)
In millions of dollars	Nine Months 2006	Nine Months 2005	Nine Months 2006	Nine Months 2005	Nine Months 2006	Nine Months 2005
Assets
Deposits at interest with banks(5)	$37,103	$33,558	$1,928	$1,200	6.95%	4.78%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$163,043	$151,797	$7,523	$4,764	6.17%	4.20%
In offices outside the U.S.(5)	83,553	73,638	2,792	1,937	4.47	3.52

Total	$246,596	$225,435	$10,315	$6,701	5.59%	3.97%

Trading account assets(7)(8)
In U.S. offices	$180,765	$149,976	$5,603	$3,776	4.14%	3.37%
In offices outside the U.S.(5)	96,269	82,620	2,402	1,854	3.34	3.00

Total	$277,034	$232,596	$8,005	$5,630	3.86%	3.24%

Investments(1)
In U.S. offices
Taxable	$91,981	$75,754	$2,834	$1,902	4.12%	3.36%
Exempt from U.S. income tax	13,954	10,443	488	347	4.68	4.44
In offices outside the U.S.(5)	96,856	81,378	3,595	3,239	4.96%	5.32

Total	$202,791	$167,575	$6,917	$5,488	4.56%	4.38%

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$337,362	$302,719	$20,997	$18,357	8.32%	8.11%
In offices outside the U.S.(5)	136,203	130,976	11,394	10,641	11.18	10.86

Total consumer loans	$473,565	$433,695	$32,391	$28,998	9.14%	8.94%

Corporate loans
In U.S. offices	$27,175	$18,237	$1,399	$732	6.88%	5.37%
In offices outside the U.S.(5)	121,706	100,077	7,061	5,031	7.76	6.72

Total corporate loans	$149,881	$118,314	$8,460	$5,763	7.60%	6.51%

Total loans	$623,446	$552,009	$40,851	$34,761	8.77%	8.42%

Other interest-earning assets	$57,003	$55,309	$2,158	$1,533	5.06%	3.71%

Total interest-earning assets	$1,442,973	$1,266,482	$70,174	$55,313	6.50%	5.84%

Non-interest-earning assets(7)	190,833	165,369
Total assets from discontinued operations	—	68,027

Total assets	$1,633,806	$1,499,878

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $68 million and $103 million during the first nine months of 2006 and 2005, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16 to the Consolidated Financial Statements on page 115.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 94.

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

(9)
Includes cash-basis loans.

(10)
Average rate percentage is calculated as annualized interest over average volumes.

Reclassified to conform to the current period's presentation

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,
AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume		Interest Expense		% Average Rate(12)
In millions of dollars	Nine Months 2006	Nine Months 2005	Nine Months 2006	Nine Months 2005	Nine Months 2006	Nine Months 2005
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$133,571	$127,060	$2,962	$1,647	2.96%	1.73%
Other time deposits	46,286	34,598	1,756	877	5.07	3.39
In offices outside the U.S.(6)	393,770	339,974	10,762	7,004	3.65	2.75

Total	$573,627	$501,632	$15,480	$9,528	3.61%	2.54%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$186,848	$169,727	$8,623	$5,157	6.17%	4.06%
In offices outside the U.S.(6)	92,842	70,184	3,991	2,996	5.75	5.71

Total	$279,690	$239,911	$12,614	$8,153	6.03%	4.54%

Trading account liabilities(8)(9)
In U.S. offices	$36,125	$35,823	$126	$60	0.47%	0.22%
In offices outside the U.S.(6)	37,164	39,644	45	26	0.16	0.09

Total	$73,289	$75,467	$171	$86	0.31%	0.15%

Short-term borrowings
In U.S. offices	$117,847	$92,690	$3,448	$1,807	3.91%	2.61%
In offices outside the U.S.(6)	22,375	18,125	573	541	3.42	3.99

Total	$140,222	$110,815	$4,021	$2,348	3.83%	2.83%

Long-term debt
In U.S. offices	$205,441	$178,150	$7,467	$4,768	4.86%	3.58%
In offices outside the U.S.(6)	29,700	33,113	972	858	4.38	3.46

Total	$235,141	$211,263	$8,439	$5,626	4.80%	3.56%

Total interest-bearing liabilities	$1,301,969	$1,139,088	$40,725	$25,741	4.18%	3.02%

Demand deposits in U.S. offices	10,999	10,069
Other non-interest bearing liabilities(8)	206,296	178,370
Total liabilities from discontinued operations	—	61,222

Total liabilities	$1,519,264	$1,388,749

Total stockholders' equity(10)	$114,542	$111,129

Total liabilities and stockholders' equity	$1,633,806	$1,499,878

Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$862,756	$755,384	$14,172	$16,197	2.20%	2.87%
In offices outside the U.S.(6)	580,217	511,098	15,277	13,375	3.52	3.50

Total	$1,442,973	$1,266,482	$29,449	$29,572	2.73%	3.12%

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $68 million and $103 million during the first nine months of 2006 and 2005, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16 to the Consolidated Financial Statements on page 115.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 94.

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

(12)
Average rate percentage is calculated as annualized interest over average volumes.

Reclassified to conform to the current period's presentation.

ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)

	3rd Qtr. 2006 vs. 2nd Qtr. 2006			3rd Qtr. 2006 vs. 3rd Qtr. 2005
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)	Average Volume	Average Rate	Net Change(2)
Deposits at interest with banks(4)	$(24)	$107	$83	$32	$243	$275

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$50	$218	$268	$75	$734	$809
In offices outside the U.S.(4)	(75)	123	48	47	216	263

Total	$(25)	$341	$316	$122	$950	$1,072

Trading account assets(5)
In U.S. offices	$30	$(265)	$(235)	$284	$215	$499
In offices outside the U.S.(4)	5	(100)	(95)	173	39	212

Total	$35	$(365)	$(330)	$457	$254	$711

Investments(1)
In U.S. Offices	$190	$85	$275	$262	$243	$505
In offices outside the U.S.(4)	48	28	76	271	16	287

Total	$238	$113	$351	$533	$259	$792

Loans—consumer
In U.S. offices	$106	$87	$193	$796	$100	$896
In offices outside the U.S.(4)	109	(73)	36	280	(38)	242

Total	$215	$14	$229	$1,076	$62	$1,138

Loans—corporate
In U.S. offices	$51	$37	$88	$144	$99	$243
In offices outside the U.S.(4)	141	289	430	563	411	974

Total	$192	$326	$518	$707	$510	$1,217

Total loans	$407	$340	$747	$1,783	$572	$2,355

Other interest-earning assets	$22	$(32)	$(10)	$7	$173	$180

Total interest revenue	$653	$504	$1,157	$2,934	$2,451	$5,385

Deposits
In U.S. offices	$58	$131	$189	$144	$591	$735
In offices outside the U.S.(4)	200	178	378	604	816	1,420

Total	$258	$309	$567	$748	$1,407	$2,155

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$11	$26	$37	$167	$758	$925
In offices outside the U.S.(4)	(63)	$103	40	342	2	344

Total	$(52)	$129	$77	$509	$760	$1,269

Trading account liabilities(5)
In U.S. offices	$3	$(12)	$(9)	$2	$17	$19
In offices outside the U.S.(4)	(1)	4	3	(1)	6	5

Total	$2	$(8)	$(6)	$1	$23	$24

Short-term borrowings
In U.S. offices	$28	$200	$228	$274	$464	$738
In offices outside the U.S.(4)	(15)	(43)	(58)	56	(121)	(65)

Total	$13	$157	$170	$330	$343	$673

Long-term debt
In U.S. offices	$213	$113	$326	$385	$681	$1,066
In offices outside the U.S.(4)	(3)	53	50	(7)	72	65

Total	$210	$166	$376	$378	$753	$1,131

Total interest expense	$431	$753	$1,184	$1,966	$3,286	$5,252

Net interest revenue	$222	$(249)	$(27)	$968	$(835)	$133

(1)
The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%, and is excluded from this presentation.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 94.

(4)
Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on trading account liabilities of CIB is reported as a reduction of interest revenue.

ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)

	Nine Months 2006 vs. Nine Months 2005
	Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)
Deposits at interest with banks(4)	$138	$590	$728

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$376	$2,383	$2,759
In offices outside the U.S.(4)	284	571	855

Total	$660	$2,954	$3,614

Trading account assets(5)
In U.S. offices	$859	$968	$1,827
In offices outside the U.S.(4)	327	221	548

Total	$1,186	$1,189	$2,375

Investments(1)
In U.S. offices	$570	$503	$1,073
In offices outside the U.S.(4)	585	(229)	356

Total	$1,155	$274	$1,429

Loans—consumer
In U.S. offices	$2,146	$494	$2,640
In offices outside the U.S.(4)	432	321	753

Total	$2,578	$815	$3,393

Loans—corporate
In U.S. offices	$423	$244	$677
In offices outside the U.S.(4)	1,185	845	2,030

Total	$1,608	$1,089	$2,697

Total loans	$4,186	$1,904	$6,090

Other interest-earning assets	$48	$577	$625

Total interest revenue	$7,373	$7,488	$14,861

Deposits
In U.S. offices	$312	$1,882	$2,194
In offices outside the U.S.(4)	1,226	2,532	3,758

Total	$1,538	$4,414	$5,952

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$564	$2,902	$3,466
In offices outside the U.S.(4)	974	21	995

Total	$1,538	$2,923	$4,461

Trading account liabilities(5)
In U.S. offices	$1	$65	$66
In offices outside the U.S.(4)	(2)	21	19

Total	$(1)	$86	$85

Short-term borrowings
In U.S. offices	$577	$1,064	$1,641
In offices outside the U.S.(4)	115	(83)	32

Total	$692	$981	$1,673

Long-term debt
In U.S. offices	$809	$1,890	$2,699
In offices outside the U.S.(4)	(95)	209	114

Total	$714	$2,099	$2,813

Total interest expense	$4,481	$10,503	$14,984
Net interest revenue	$2,892	$(3,015)	$(123)

(1)
The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%, and is excluded from this presentation.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 94.

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

        Senior management oversees the capital management process of Citigroup and its principal subsidiaries mainly through Citigroup's Global Finance and Asset and Liability Committee (FinALCO). This Committee includes Citigroup's Chairman and Chief Executive Officer, Chief Financial Officer, Head of Corporate Finance and Treasury, Senior Risk Officer, the business segment CEOs, and other senior business managers. The Committee's responsibilities include: determining the financial structure of Citigroup and its principal subsidiaries; ensuring that Citigroup and its regulated entities are adequately capitalized; reviewing the funding and capital markets plan for Citigroup; monitoring interest rate risk, corporate and bank liquidity, the impact of currency translation on non-U.S. earnings and capital; and reviewing and recommending share repurchase levels and dividends on common and preferred stock. The FinALCO establishes capital targets for Citigroup and for significant subsidiaries. These targets exceed the regulatory standards.

Capital Ratios

        Citigroup is subject to risk-based capital ratio guidelines issued by the FRB. Capital adequacy is measured via two risk-based ratios, Tier 1 and Total Capital (Tier 1 + Tier 2 Capital). Tier 1 Capital is considered core capital while Total Capital also includes other items such as subordinated debt and loan loss reserves. Both measures of capital are stated as a percent of risk-adjusted assets. Risk-adjusted assets are measured primarily on their perceived credit risk and include certain off-balance sheet exposures, such as unfunded loan commitments, letters of credit, and derivative and foreign exchange contracts. Citigroup is also subject to the Leverage Ratio requirement, a non-risk-based asset ratio, which is defined as Tier 1 Capital as a percentage of adjusted average assets.

        To be "well capitalized" under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, and a Leverage Ratio of at least 3%, and not be subject to an FRB directive to maintain higher capital levels.

        Historically, Citigroup has maintained a Leverage Ratio above 5%. As Citigroup adds low risk-weighted, secured financing assets in the CIB business, the Leverage Ratio at the holding company level is expected to decline below 5%, but remain above 4%. The Leverage Ratio at each of the regulated U.S. banks is not expected to decline below 5%. The addition of these assets is not expected to materially affect any of Citigroup's risk-based capital ratios. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 84.

        As noted in the following table, Citigroup maintained a "well capitalized" position during the first nine months of 2006 and the full year of 2005.

Citigroup Regulatory Capital Ratios

	Sept. 30, 2006	June 30, 2006	Dec. 31, 2005
Tier 1 Capital(1)	8.64%	8.51%	8.79%
Total Capital (Tier 1 and Tier 2)(1)	11.88	11.68	12.02
Leverage(2)	5.24	5.19	5.35
Common stockholders' Equity	6.69	7.04	7.46

(1)
The estimated impact on capital of adopting SFAS 158 at December 31, 2006 will be a reduction to the capital ratios of approximately 0.2%.*

(2)
Tier 1 Capital divided by adjusted average assets.

*
This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 84.

Components of Capital Under Regulatory Guidelines

In millions of dollars	Sept. 30, 2006	June 30, 2006	Dec. 31, 2005
Tier 1 Capital
Common stockholders' equity	$116,865	$114,428	$111,412
Qualifying perpetual preferred stock	1,000	1,000	1,125
Qualifying mandatorily redeemable securities of subsidiary trusts	7,992	6,572	6,264
Minority interest	583	571	512
Less: Net unrealized (gains) and losses on securities available-for-sale(1)	(1,001)	246	(1,084)
Less: Accumulated net (gains) losses on cash flow hedges, net of tax	68	(1,123)	(612)
Less: Intangible assets:
Goodwill	(33,169)	(32,910)	(33,130)
Other disallowed intangible assets	(6,072)	(6,143)	(6,163)
Other	(606)	(593)	(500)

Total Tier 1 Capital	$85,660	$82,048	$77,824

Tier 2 Capital
Allowance for credit losses(2)	10,050	10,165	10,602
Qualifying debt(3)	21,613	20,026	17,368
Unrealized marketable equity securities gains(1)	469	369	608

Total Tier 2 Capital	$32,132	$30,560	$28,578

Total Capital (Tier 1 and Tier 2)	$117,792	$112,608	$106,402

Risk-Adjusted Assets(4)	$991,483	$963,750	$885,472

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

(4)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $70.2 billion for interest rate, commodity and equity derivative contracts and foreign-exchange contracts as of September 30, 2006, compared to $66.5 billion as of June 30, 2006 and $56.5 billion as of December 31, 2005. Market risk-equivalent assets included in risk-adjusted assets amounted to $34.8 billion, $35.4 billion and $40.6 billion at September 30, 2006, June 30, 2006, and December 31, 2005, respectively. Risk-adjusted assets also include the effect of other off-balance sheet exposures, such as unused loan commitments and letters of credit, and reflect deductions for certain intangible assets and any excess allowance for credit losses.

Common Equity

        Common stockholders' equity increased approximately $5.5 billion during the first nine months of 2006 to $116.9 billion at September 30, 2006, representing 6.7% of assets (common stockholders' equity ratio). This compares to $111.4 billion and 7.5% at year-end 2005.

        The table below summarizes the change in common stockholders' equity during the nine months of 2006:

In billions of dollars
Common Equity, December 31, 2005	$111.4
Net income	16.4
Employee benefit plans and other activities	2.8
Dividends	(7.4)
Treasury stock acquired	(6.0)
After-tax net change in equity from nonowner sources	(0.3)

Common Equity, September 30, 2006	$116.9

        The decrease in the common stockholders' equity ratio during the first nine months of 2006 reflected the above items and a 16.9% increase in total assets.

        Additionally, on February 15, 2006, Citigroup redeemed for cash all the outstanding shares of its Fixed/Adjustable Rate Cumulative Preferred Stock, Series V. The redemption price was $50.00 per depositary share, plus accrued dividends to the date of redemption. At the date of redemption, the value of the Series V Preferred Stock was $125 million.

        On April 13, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.

        The table below summarizes the Company's repurchase activity:

In millions, except per share amounts	Total Common Shares Repurchased	Dollar Value of Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
First quarter 2005	19.0	$906	$47.65	$1,300
Second quarter 2005	41.8	1,965	47.06	14,335
Third quarter 2005	124.2	5,500	44.27	8,835
Fourth quarter 2005	92.9	4,423	47.60	4,412

Total 2005	277.9	$12,794	$46.03	$4,412

First quarter 2006	42.9	$2,000	$46.58	$2,412
Second quarter 2006	40.8	2,000	48.98	10,412	(1)
Third quarter 2006	40.9	2,000	48.90	8,412

Total year-to-date 2006	124.6	$6,000	$48.12	$8,412

(1)
On April 13, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.

Mandatorily Redeemable Securities of Subsidiary Trusts

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, were $7.992 billion at September 30, 2006, as compared to $6.264 billion at December 31, 2005. In September 2006, Citigroup issued $1.185 billion of Enhanced Trust Preferred Securities (Citigroup Capital XV). In June 2006, Citigroup issued $500 million of Enhanced Trust Preferred Securities (Citigroup Capital XIV). An additional $65 million was issued, related to this Trust, in July 2006. See Note 13 to the Consolidated Financial Statements on page 106 for details on Citigroup Capital XIV and Citigroup Capital XV.

        The FRB issued the final rule, with an effective date of April 11, 2005, which retains trust preferred securities in Tier 1 Capital of Bank Holding Companies (BHCs), but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements included in Tier 1 Capital would be limited to 25% of Tier 1 Capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 Capital, subject to restrictions. Under this rule, Citigroup currently would have less than 11% against the limit.

        The FRB and the FFIEC may propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. These may affect reported capital ratios and net risk-adjusted assets. *

Citibank, N.A. Ratios

        Citigroup's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well capitalized" under federal bank regulatory agency definitions, Citigroup's depository institutions must have a Tier 1 Capital Ratio of at least 6%, a Total Capital (Tier 1 + Tier 2 Capital) Ratio of at least 10% and a Leverage Ratio of at least 5%, and not be subject to a regulatory directive to meet and maintain higher capital levels. At September 30, 2006, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal regulatory agencies' definitions, including Citibank, N.A. as noted in the following table:

Citibank, N.A. Regulatory Capital Ratios

	Sept. 30, 2006	June 30, 2006	Dec. 31, 2005
Tier 1 Capital(1)	8.35%	8.25%	8.41%
Total Capital (Tier 1 and Tier 2)(1)	12.50	12.44	12.55
Leverage(2)	6.29	6.43	6.45
Common stockholder's equity	7.64	7.76	7.96

(1)
The estimated impact on capital of adopting SFAS 158 at December 31, 2006 will be a reduction to the capital ratios of approximately 0.2%.*

(2)
Tier 1 Capital divided by adjusted average assets.

Citibank, N.A. Components of Capital Under Regulatory Guidelines

In billions of dollars	Sept. 30, 2006	June 30, 2006	Dec. 31, 2005
Tier 1 Capital	$50.6	$48.7	$44.7
Total Capital (Tier 1 and Tier 2)	75.7	73.5	66.8

        Citibank had net income for the third quarter of 2006 and for the nine months ended September 30, 2006 of $2.3 billion and $7.6 billion, respectively. During the third quarter of 2006 and the nine months ended September 30, 2006, Citibank paid dividends of $0.6 billion and $2.6 billion, respectively.

        During the first nine months of 2006 and full year 2005, Citibank issued an additional $2.9 billion and $1.4 billion, respectively, of subordinated notes to Citigroup that qualify for inclusion in Citibank's Tier 2 Capital. Total subordinated notes issued to Citigroup that were outstanding at September 30, 2006 and December 31, 2005 and included in Citibank's Tier 2 capital amounted to $18.1 billion and $15.3 billion, respectively. Following the merger of Citicorp into Citigroup on August 1, 2005, all of Citibank's subordinated debt was assigned to Citigroup. See "Funding" on page 79 for further details of the merger.

*
This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 84.

Broker/Dealer Subsidiaries

        The Company's broker/dealer subsidiaries—including Citigroup Global Markets Inc. (CGMI), an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI)—are subject to various securities and commodities regulations and capital adequacy requirements of the regulatory and exchange authorities of the countries in which they operate. The Company's U.S. registered broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Net Capital Rule, Rule 15c3-1 (the Net Capital Rule) under the Exchange Act. In August 2006, CGMI was approved by the SEC to use the alternative method of computing net capital contained in Appendix E of Rule 15c3-1. This methodology allows CGMI to compute market risk capital charges using internal value-at-risk models. The Net Capital Rule requires the maintenance of a defined amount of minimum net capital. The Net Capital Rule also limits the ability of broker/dealers to transfer large amounts of capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances. It could also restrict CGMHI's ability to withdraw capital from its broker/dealer subsidiaries, which could limit CGMHI's ability to pay dividends and make payments on its debt. CGMHI monitors its leverage and capital ratios on a daily basis.

        In addition, certain of the Company's broker/dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. The Company's broker/dealer subsidiaries were in compliance with their capital requirements at September 30, 2006.

Regulatory Capital and Accounting Standards Developments

        Citigroup generally supports the move to a new set of risk-based regulatory capital standards, published on June 26, 2004 (and subsequently amended in November 2005) by the Basel Committee on Banking Supervision (the Basel Committee), consisting of central banks and bank supervisors from 13 countries. The international version of the Basel II framework will allow Citigroup to leverage internal risk models used to measure credit, operational, and market risk exposures to drive regulatory capital calculations. On September 30, 2005, the U.S. banking regulators delayed the U.S. implementation of Basel II by one year. The current U.S. implementation timetable consists of parallel calculations under the current regulatory capital regime (Basel I) and Basel II, starting January 1, 2008, and an implementation transition period, starting January 1, 2009 through year-end 2011 or possibly later. The U.S. regulators have also reserved the right to change how Basel II is applied in the U.S., and retain the existing Prompt Corrective Action and leverage capital requirements applicable to U.S. banking organizations. The new timetable, clarifications, and other proposals are set forth in a notice of proposed rulemaking (NPR) issued on September 25, 2006 which contains a number of material differences from the international version of Basel II.

        Citigroup continues to monitor, analyze and comment on the developing capital standards in the U.S. and in countries where Citigroup has significant presence, in order to assess their collective impact and allocate project management and funding resources accordingly.

LIQUIDITY

Overview

        At the Holding Company level for Citigroup, for CGMHI and for the Combined Holding Company and CGMHI, Citigroup maintains sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without accessing the unsecured markets.

Management of Liquidity

        Management of liquidity at Citigroup is the responsibility of the Head of Corporate Finance and Treasury. A uniform liquidity risk management policy exists for Citigroup and its major operating subsidiaries. Under this policy, there is a single set of standards for the measurement of liquidity risk in order to ensure consistency across businesses, stability in methodologies and transparency of risk. Management of liquidity at each operating subsidiary and/or country is performed on a daily basis and is monitored by Corporate Treasury and independent risk management.

        The basis of Citigroup's liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. As discussed in "Capital Resources" on page 74, Citigroup's FinALCO undertakes this oversight responsibility, along with the Head of Corporate Finance and Treasury. One of the objectives of the FinALCO is to monitor and review the overall liquidity and balance sheet positions of Citigroup and its principal subsidiaries. Similarly, Asset and Liability Committees are also established for each country and/or major line of business.

Monitoring Liquidity

        Each principal operating subsidiary and/or country must prepare an annual funding and liquidity plan for review by the Head of Corporate Finance and Treasury and approval by independent risk management. The funding and liquidity plan includes analysis of the balance sheet, as well as the economic and business conditions impacting the liquidity of the major operating subsidiary and/or country. As part of the funding and liquidity plan, liquidity limits, liquidity ratios, market triggers, and assumptions for periodic stress tests are established and approved.

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

Liquidity Ratios

        A series of standard corporate-wide liquidity ratios have been established to monitor the structural elements of Citigroup's liquidity. For bank entities, these include cash capital (defined as core deposits, long-term debt, and capital compared with illiquid assets), liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities and deposits to loans. Several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. At the Holding Company level for Citigroup, for CGMHI and for the Combined Holding Company and CGMHI, ratios are established for liquid assets against short-term obligations. Triggers for management discussion, which may result in other actions, have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

Market Triggers

        Market triggers are internal or external market or economic factors that may imply a change to market liquidity or Citigroup's access to the markets. Citigroup market triggers are monitored by the Head of Corporate Finance and Treasury and the Head of Risk Architecture and are discussed in the FinALCO. Appropriate market triggers are also established and monitored for each major operating subsidiary and/or country as part of the funding and liquidity plans. Local triggers are reviewed with the local country or business ALCO and independent risk management.

Stress Testing

        Simulated liquidity stress testing is periodically performed for each major operating subsidiary and/or country. The scenarios include assumptions about significant changes in key funding sources, credit ratings, contingent uses of funding, and political and economic conditions in certain countries. The results of stress tests of individual countries and operating subsidiaries are reviewed to ensure that each individual major operating subsidiary or country is either self-funded or a net provider of liquidity. In addition, a Contingency Funding Plan is prepared on a periodic basis for Citigroup. The plan includes detailed policies, procedures, roles and responsibilities, and the results of corporate stress tests. The product of these stress tests is a series of alternatives that can be used by the Head of Corporate Finance and Treasury in a liquidity event.

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

Banking Subsidiaries

        There are various legal limitations on the ability of Citigroup's subsidiary depository institutions to extend credit, pay dividends or otherwise supply funds to Citigroup and its nonbank subsidiaries. The approval of the Office of the Comptroller of the Currency, in the case of national banks, or the Office of Thrift Supervision, in the case of federal savings banks, is required if total dividends declared in any calendar year exceed amounts specified by the applicable agency's regulations. State-chartered depository institutions are subject to dividend limitations imposed by applicable state law.

        As of September 30, 2006, Citigroup's subsidiary depository institutions can declare dividends to their parent companies, without regulatory approval, of approximately $19.9 billion. In determining the dividends, each depository institution must also consider its effect on applicable risk-based capital and Leverage Ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that, as of September 30, 2006, its subsidiary depository institutions can distribute dividends to Citigroup of approximately $13.5 billion of the available $19.9 billion.

Non-Banking Subsidiaries

        Citigroup also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on dividends.

        As discussed in "Capital Resources" on page 74, the ability of CGMHI to declare dividends can be restricted by capital considerations of its broker/dealer subsidiaries.

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

  •
  purchased/wholesale funds.

        Citigroup and its principal subsidiaries also generate funds through securitizing financial assets, including credit card receivables and single-family or multi-family residences. See Note 14 to the Consolidated Financial Statements on page 109 for additional information about securitization activities. Finally, Citigroup's net earnings provide a significant source of funding to the corporation.

        Citigroup's funding sources are well diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $669.3 billion. A significant portion of these deposits has been, and is expected to be, long-term and stable and is considered core.

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

        In August 2005, Citigroup merged its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. Coincident with this merger, Citigroup assumed all existing indebtedness and outstanding guarantees of Citicorp. As a result, Citigroup also guaranteed various debt obligations of Associates and of CitiFinancial Credit Company, each an indirect subsidiary of Citigroup. In addition, Citigroup guaranteed various debt obligations of Citigroup Finance Canada, Inc. (CFCI), a wholly owned subsidiary of Associates. CFCI continues to issue debt in the Canadian market supported by a Citigroup guarantee. See Note 20 to the Consolidated Financial Statements on page 122 for further discussions. Other significant elements of long-term debt in the Consolidated Balance Sheet include advances from the Federal Home Loan Bank system, asset-backed outstandings related to the purchase of Sears, and certain borrowings of foreign subsidiaries.

*
This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 84.

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

        At September 30, 2006, long-term debt and commercial paper outstanding for Citigroup Parent Company, CGMHI, Citigroup Funding Inc. and Citigroup's Subsidiaries were as follows:

In billions of dollars	Citigroup Parent Company	CGMHI	Citigroup Funding Inc.	Other Citigroup Subsidiaries
Long-term debt	$114.3	$31.0	$15.3	$99.5	(1)
Commercial paper	$—	$—	$33.7	$0.8

(1)
At September 30, 2006, approximately $66.9 billion relates to advances from the Federal Home Loan Bank.

        See Note 13 to the Consolidated Financial Statements on page 106 for further detail on long-term debt and commercial paper outstanding.

        Citigroup's ability to access the capital markets and other sources of wholesale funds, as well as the cost of these funds, is highly dependent on its credit ratings. The accompanying chart indicates the current ratings for Citigroup.

Citigroup's Debt Ratings as of September 30, 2006

	Citigroup Inc.			Citigroup Funding Inc.			Citibank, N.A.
	Senior Debt	Subordinated Debt	Commercial Paper	Senior Debt	Subordinated Debt	Commercial Paper	Long-Term	Short- Term
Fitch Ratings	AA+	AA	F1+	AA+	AA	F1+	AA+	F1+
Moody's Investors Service	Aal	Aa2	P–1	Aa1	Aa2	P–1	Aaa	P–1
Standard & Poor's	AA–	A+	A–1+	AA–	A+	A–1+	AA	A–1+

        On September 26, 2006, Moody's Investors Service upgraded Citibank, N.A.'s long-term rating to "Aaa" from "Aa1." Standard & Poor's placed its ratings on Citigroup and its rated subsidiaries on credit watch with "positive implications" on November 1, 2006.

        Some of Citigroup's nonbank subsidiaries, including CGMHI, have credit facilities with Citigroup's subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act. There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or obtain credit from Citigroup's subsidiary depository institutions or engage in certain other transactions with them. In general, these restrictions require that transactions be on arm's-length terms and be secured by designated amounts of specified collateral. See Note 13 to the Consolidated Financial Statements on page 106.

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

        SPEs may be Qualifying SPEs (QSPEs) or variable interest entities (VIEs) or neither. A VIE is a type of SPE that does not have sufficient equity to finance its activities without additional subordinated financial support from third parties; its investors may not have the power to make significant decisions about the entity's operations; or investors may not share pro rata in the entity's expected returns or losses. The Company's credit card receivable and mortgage loan securitizations are organized as QSPEs and are, therefore, not VIEs subject to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R). When an entity is deemed a VIE under FIN 46-R, the entity in question must be consolidated by the primary beneficiary; however, the Company is not the primary beneficiary of most of these entities and as such does not consolidate most of them.

Securitization of Citigroup's Assets

        In some of these off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations, Citigroup is securitizing assets that were previously recorded on its Consolidated Balance Sheet. A summary of certain cash flows received from and paid to securitization trusts is included in Note 14 to the Consolidated Financial Statements on page 109.

Credit Card Receivables

        Credit card receivables are securitized through trusts, which are established to purchase the receivables. Citigroup sells receivables into the trusts on a non-recourse basis. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. CGMI is one of several underwriters that distribute securities issued by the trusts to investors. The Company relies on securitizations to fund a significant portion of its U.S. Cards business.

        The following table reflects amounts related to the Company's securitized credit card receivables at September 30, 2006 and December 31, 2005:

In billions of dollars	Sept. 30, 2006	Dec. 31, 2005
Total assets in trusts	$108.4	$107.7
Amounts sold to investors via trust-issued securities	93.3	92.1
Remaining seller's interest:
Recorded as consumer loans	10.3	11.6
Recorded as available-for- sale securities (AFS)	4.9	4.0
Amounts receivable from trusts	4.5	1.0
Amounts payable to trusts	1.6	1.6
Interest-only strip	2.3	2.1

        The Company recorded net gains from securitization of credit card receivables of $0.1 billion and $0.3 billion during the third quarters of 2006 and 2005, respectively, and recorded net gains of $0.6 billion and $0.8 billion during the first nine months of 2006 and 2005, respectively. Net gains reflect the following:

  •
  incremental gains from new securitizations

  •
  the reversal of the allowance for loan losses associated with receivables sold

  •
  net gains on replenishments of the trust assets

  •
  offset by other-than-temporary impairments.

        See Note 14 to the Consolidated Financial Statements on page 109 for additional information regarding the Company's securitization activities.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to its customers. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its auto loan, student loan and other asset securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $110 million and $71 million in the three months ended September 30, 2006 and 2005, respectively, and $263 million and $214 million during the first nine months of 2006 and 2005, respectively.

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

        At September 30, 2006 and December 31, 2005, total assets and liabilities in the unconsolidated conduits were $69.5 billion and $55 billion, respectively.

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

        See Note 14 to the Consolidated Financial Statements on page 109 for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of September 30, 2006 and December 31, 2005.

In millions of dollars	September 30, 2006	December. 31, 2005
Financial standby letters of credit and foreign office guarantees	$70,432	$52,384
Performance standby letters of credit and foreign office guarantees	15,540	13,946
Commercial and similar letters of credit	7,669	5,790
One- to four-family residential mortgages	3,958	3,343
Revolving open-end loans secured by one- to four-family residential properties	30,973	25,089
Commercial real estate, construction and land development	3,949	2,283
Credit card lines(1)	960,930	859,504
Commercial and other Consumer loan commitments(2)	418,576	346,444

Total	$1,512,027	$1,308,783

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $246 billion and $179 billion with original maturity of less than one year at September 30, 2006 and December 31, 2005, respectively.

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

        The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2006 and, based on that evaluation, the CEO and CFO have concluded that at that date the Company's disclosure controls and procedures were effective.

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

        There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

  •
  the potential impact of legislative proposals to reform the consumer lending laws in Japan;

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

Citigroup Inc.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2006	2005(1)	2006(1)	2005(1)
Revenues
Interest revenue	$24,729	$19,344	$70,174	$55,313
Interest expense	14,901	9,649	40,725	25,741

Net interest revenue	$9,828	$9,695	$29,449	$29,572

Insurance premiums	$819	$743	$2,389	$2,271
Commissions and fees	4,007	4,825	14,526	13,012
Principal transactions	1,927	1,950	5,747	5,009
Administration and other fiduciary fees	1,670	1,522	5,082	4,518
Realized gains (losses) from sales of investments	304	284	985	982
Other revenue	2,867	2,479	7,609	7,499

Total non-interest revenues	$11,594	$11,803	$36,338	$33,291

Total revenues, net of interest expense	$21,422	$21,498	$65,787	$62,863

Provision for credit losses and for benefits and claims
Provision for loan losses	$1,793	$2,525	$4,625	$6,058
Policyholder benefits and claims	274	215	732	644
Provision for unfunded lending commitments	50	100	250	200

Total provision for credit losses and for benefits and claims	$2,117	$2,840	$5,607	$6,902

Operating expenses
Compensation and benefits	$6,718	$6,792	$22,355	$19,311
Net occupancy expense	1,435	1,270	4,228	3,782
Technology/communication expense	948	892	2,768	2,642
Advertising and marketing expense	574	587	1,829	1,848
Other operating expenses	2,261	1,872	6,883	6,206

Total operating expenses	$11,936	$11,413	$38,063	$33,789

Income from continuing operations before income taxes and minority interest	$7,369	$7,245	$22,117	$22,172
Provision for income taxes	2,020	2,164	5,860	6,827
Minority interest, net of taxes	46	93	137	511

Income from continuing operations	$5,303	$4,988	$16,120	$14,834

Discontinued operations
Income from discontinued operations	$26	$49	$27	$1,025
Gain on sale	198	3,386	219	3,386
Provision (benefit) for income taxes and minority interest, net of taxes	22	1,280	(43)	1,588

Income from discontinued operations, net of taxes	$202	$2,155	$289	$2,823

Net income	$5,505	$7,143	$16,409	$17,657

Basic earnings per share(2)
Income from continuing operations	$1.08	$0.98	$3.28	$2.90
Income from discontinued operations, net of taxes	0.04	0.43	0.06	0.55

Net Income	$1.13	$1.41	$3.34	$3.45

Weighted average common shares outstanding	4,875.5	5,058.3	4,898.4	5,103.6

Diluted earnings per share
Income from continuing operations	$1.06	$0.97	$3.22	$2.85
Income from discontinued operations, net of taxes	0.04	0.41	0.06	0.54

Net income	$1.10	$1.38	$3.28	$3.39

Adjusted weighted average common shares outstanding	4,978.6	5,146.0	4,992.2	5,193.4

(1)
Reclassified to conform to the current period's presentation.

(2)
Due to rounding, earnings per share on continuing and discontinued operations may not sum to earnings per share on net income.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	September 30, 2006 (Unaudited)	December 31, 2005(1)
Assets
Cash and due from banks (including segregated cash and other deposits)	$22,543	$23,632
Deposits at interest with banks	33,939	31,645
Federal funds sold and securities borrowed or purchased under agreements to resell	262,627	217,464
Brokerage receivables	40,970	42,823
Trading account assets (including $104,375 and $92,495 pledged to creditors at September 30, 2006 and December 31, 2005, respectively)	351,149	295,820
Investments (including $18,221 and $15,819 pledged to creditors at September 30, 2006 and December 31, 2005, respectively)	251,748	180,597
Loans, net of unearned income
Consumer	488,673	454,620
Corporate (including $491 at September 30, 2006 at fair value)	166,709	128,883

Loans, net of unearned income	$655,382	$583,503
Allowance for loan losses	(8,979)	(9,782)

Total loans, net	$646,403	$573,721
Goodwill	33,169	33,130
Intangible assets	15,725	14,749
Other assets	87,975	80,456

Total assets	$1,746,248	$1,494,037

Liabilities
Non-interest-bearing deposits in U.S. offices	$36,358	$36,638
Interest-bearing deposits in U.S. offices (including $238 at September 30, 2006 at fair value)	183,467	169,277
Non-interest-bearing deposits in offices outside the U.S.	32,721	32,614
Interest-bearing deposits in offices outside the U.S. (including $296 at September 30, 2006 at fair value)	416,732	353,299

Total deposits	$669,278	$591,828
Federal funds purchased and securities loaned or sold under agreements to repurchase	320,095	242,392
Brokerage payables	97,229	70,994
Trading account liabilities	138,876	121,108
Short-term borrowings (including $2,558 at September 30, 2006 at fair value)	70,501	66,930
Long-term debt (including $12,048 at September 30, 2006 at fair value)	260,089	217,499
Other liabilities	72,315	70,749

Total liabilities	$1,628,383	$1,381,500

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	$1,000	$1,125
Common stock ($.01 par value; authorized shares: 15 billion), issued shares- 5,477,416,086 shares at September 30, 2006 and at December 31, 2005	55	55
Additional paid-in capital	17,825	17,483
Retained earnings	126,544	117,555
Treasury stock, at cost: September 30, 2006—563,749,260 shares and December 31, 2005—497,192,288 shares	(24,737)	(21,149)
Accumulated other changes in equity from nonowner sources	(2,822)	(2,532)

Total stockholders' equity	$117,865	$112,537

Total liabilities and stockholders' equity	$1,746,248	$1,494,037

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Nine Months Ended September 30,
In millions of dollars, except shares in thousands	2006	2005(1)
Preferred stock at aggregate liquidation value
Balance, beginning of period	$1,125	$1,125
Redemption or retirement of preferred stock	(125)	—

Balance, end of period	$1,000	$1,125

Common stock and additional paid-in capital
Balance, beginning of period	$17,538	$16,960
Employee benefit plans	341	679
Other	1	52

Balance, end of period	$17,880	$17,691

Retained earnings
Balance, beginning of period	$117,555	$102,154
Net income	16,409	17,657
Common dividends(2)	(7,371)	(6,892)
Preferred dividends	(49)	(51)

Balance, end of period	$126,544	$112,868

Treasury stock, at cost
Balance, beginning of period	$(21,149)	$(10,644)
Issuance of shares pursuant to employee benefit plans	2,406	1,639
Treasury stock acquired(3)	(6,000)	(8,371)
Other	6	86

Balance, end of period	$(24,737)	$(17,290)

Accumulated other changes in equity from nonowner sources
Balance, beginning of period	$(2,532)	$(304)
Net change in unrealized gains and losses on investment securities, net of tax	(83)	(1,603)
Net change in cash flow hedges, net of tax	(680)	297
Net change in foreign currency translation adjustment, net of tax	474	(842)
Minimum pension liability adjustment, net of tax	(1)	(105)

Balance, end of period	$(2,822)	$(2,557)

Total common stockholders' equity (shares outstanding: 4,913,667 in 2006 and 5,058,979 in 2005)	$116,865	$110,712

Total stockholders' equity	$117,865	$111,837

Summary of changes in equity from nonowner sources
Net income	$16,409	$17,657
Other changes in equity from nonowner sources, net of tax	(290)	(2,253)

Total changes in equity from nonowner sources	$16,119	$15,404

(1)
Reclassified to conform to the current period's presentation.

(2)
Common dividends declared were 49 cents per share in the first, second, and third quarters of 2006 and 44 cents per share in the first, second, and third quarters of 2005.

(3)
All open market repurchases were transacted under an existing authorized share repurchase plan. On April 13, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
In millions of dollars	2006	2005(1)
Cash flows from operating activities of continuing operations
Net income	$16,409	$17,657
Income from discontinued operations, net of tax and minority interest	150	703
Gain on sale, net of tax and minority interest	139	2,120

Income from continuing operations	$16,120	$14,834
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Depreciation and amortization	$1,833	$1,718
Provision for credit losses	4,875	6,258
Provision for policyholders benefits and claims	732	644
Amortization of deferred policy acquisition costs and present value of future profits	212	204
Additions to deferred policy acquisition costs	(279)	(284)
Change in trading account assets	(55,329)	(13,995)
Change in trading account liabilities	17,768	5,321
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(45,163)	(35,366)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	77,703	35,235
Change in brokerage receivables net of brokerage payables	28,088	4,389
Realized gains from sales of investments	(985)	(982)
Change in loans held for sale	(1,674)	1,826
Proceeds from collections reinvested in new receivables	161,800	143,500
Venture capital activity	(344)	451
Other, net	(5,887)	(3,640)

Total adjustments	$183,350	$145,279

Net cash provided by operating activities of continuing operations	$199,470	$160,113

Cash flows from investing activities of continuing operations
Change in deposits at interest with banks	$(2,294)	$(7,813)
Change in loans	(257,099)	(190,487)
Proceeds from sales and securitizations of loans	18,627	23,440
Purchases of investments	(212,486)	(152,062)
Proceeds from sales of investments	53,740	69,321
Proceeds from maturities of investments	90,163	73,723
Other investments, primarily short-term, net	—	(303)
Capital expenditures on premises and equipment	(2,713)	(2,757)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	1,126	17,062
Business acquisitions	—	(602)

Net cash used in investing activities of continuing operations	$(310,936)	$(170,478)

Cash flows from financing activities of continuing operations
Dividends paid	$(7,420)	$(6,943)
Issuance of common stock	1,210	895
Redemption or retirement of preferred stock	(125)	—
Treasury stock acquired	(6,000)	(8,371)
Stock tendered for payment of withholding taxes	(659)	(627)
Issuance of long-term debt	74,719	48,028
Payments and redemptions of long-term debt	(33,705)	(35,991)
Change in deposits	78,440	16,321
Change in short-term borrowings	3,571	1,457
Contractholder fund deposits	248	252
Contractholder fund withdrawals	(277)	(255)

Net cash provided by financing activities of continuing operations	$110,002	$14,766

Effect of exchange rate changes on cash and cash equivalents	$375	$(346)

Change in cash and due from banks	$(1,089)	$4,055
Cash and due from banks at beginning of period	23,632	20,613

Cash and due from banks at end of period	$22,543	$24,668

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$5,387	$6,252
Cash paid during the period for interest	37,235	23,057

Non-cash investing activities
Transfers to repossessed assets	$1,017	$936

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	September 30, 2006	December 31, 2005(1)
	(Unaudited)
Assets
Cash and due from banks	$16,265	$15,706
Deposits at interest with banks	26,129	22,704
Federal funds sold and securities purchased under agreements to resell	27,288	15,187
Trading account assets (including $425 and $600 pledged to creditors at September 30, 2006 and December 31, 2005, respectively)	99,234	86,966
Investments (including $2,155 and $2,122 pledged to creditors at September 30, 2006 and December 31, 2005, respectively)	156,398	124,147
Loans, net of unearned income (including $491 at September 30, 2006 at fair value)	426,970	386,565
Allowance for loan losses	(5,888)	(6,307)

Total loans, net	$421,082	$380,258
Goodwill	9,493	9,093
Intangible assets	11,897	10,644
Premises and equipment, net	6,083	5,873
Interest and fees receivable	5,913	5,722
Other assets	36,580	30,197

Total assets	$816,362	$706,497

Liabilities
Non-interest-bearing deposits in U.S. offices	$22,162	$22,820
Interest-bearing deposits in U.S. offices	116,735	112,264
Non-interest-bearing deposits in offices outside the U.S. (including $238 at September 30, 2006 at fair value)	29,376	28,738
Interest-bearing deposits in offices outside the U.S. (including $296 at September 30, 2006 at fair value)	393,048	321,524

Total deposits	$561,321	$485,346
Trading account liabilities	45,401	46,812
Purchased funds and other borrowings (including $548 at September 30, 2006 at fair value)	64,978	48,653
Brokerage payable	7,200	—
Accrued taxes and other expense	10,158	9,047
Long-term debt and subordinated notes (including $4,163 at September 30, 2006 at fair value)	37,194	34,404
Other liabilities	27,713	25,971

Total liabilities	$753,965	$650,233

Stockholder's equity
Capital stock ($20 par value) standing shares: 37,534,553 in each period	$751	$751
Surplus	27,367	27,244
Retained earnings	35,602	30,651
Accumulated other changes in equity from nonowner sources(2)	(1,323)	(2,382)

Total stockholder's equity	$62,397	$56,264

Total liabilities and stockholder's equity	$816,362	$706,497

(1)
Reclassified to conform to the current period's presentation.

(2)
Amounts at September 30, 2006 and December 31, 2005 include the after-tax amounts for net unrealized gains/(losses) on investment securities of ($73) million and ($210) million, respectively, for foreign currency translation of ($1.223) billion and ($2.381) billion, respectively, for cash flow hedges of $89 million and $323 million, respectively, and for additional minimum pension liability of ($116) million and ($114) million, respectively.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements as of September 30, 2006 and for the three-and nine-month periods ended September 30, 2006 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2005 Annual Report on Form 10-K.

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

        Certain reclassifications have been made to the prior-period's financial statements to conform to the current period's presentation.

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

        The Company adopted this standard by using the modified prospective approach. Beginning January 1, 2006, Citigroup recorded incremental expense for stock options granted prior to January 1, 2003 (the date the Company adopted SFAS 123). That expense will equal the remaining unvested portion of the grant-date fair value of those stock options, reduced by estimated forfeitures. The Company recorded incremental compensation expense of $19 million in the 2006 first quarter, $12 million in the 2006 second quarter, and $6 million in the 2006 third quarter. Based on current estimates, the incremental charges for the remaining quarter of 2006 and all of 2007 are pretax $6 million and $11 million, respectively.

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

        The impact to the 2006 first quarter results was a charge of $846 million ($520 million after-tax). This charge consisted of $648 million ($398 million after-tax) for the immediate expensing of awards granted to retirement-eligible employees in January 2006, and $198 million ($122 million after-tax) for the quarterly accrual of the estimated awards that will be granted in January 2007. In the 2006 second quarter, the accrual for estimated January 2007 awards was $168 million ($104 million after-tax). In the 2006 third quarter, the accrual for estimated January 2007 awards was $195 million ($127 million after-tax). The Company has changed the plan's retirement eligibility for the January 2007 management awards, which impacted the amount of the accrual in the 2006 second and third quarters. The Company will continue to accrue for the estimated awards that will be granted through January 2007 in the fourth quarter of 2006.

        In adopting SFAS 123(R), the Company began to recognize compensation expense for restricted or deferred stock awards net of estimated forfeitures. Previously, the effects of forfeitures were recorded as they occurred.

Accounting for Certain Hybrid Financial Instruments

        On January 1, 2006, the Company elected to early-adopt, primarily on a prospective basis, SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." In accordance with this standard, hybrid financial instruments—such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as interest-only instruments—may be accounted for at fair value, with the change in fair value recorded in current earnings.

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

Accounting for Conditional Asset Retirement Obligations

        On December 31, 2005, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). The Interpretation requires entities to estimate and recognize a liability for costs associated with the retirement or removal of an asset from service, regardless of the uncertainty of timing or whether performance will be required. For Citigroup, this applies to certain real estate restoration activities in the Company's branches and office space, most of which is rented under operating lease agreements.

        Local market practices and requirements with regard to restoration activity under a real estate lease agreement differ by region. Based on a review of active lease terms and conditions, historical costs of past restorations activities, and local market practices, an estimate of the expected real estate restoration costs for some of the Company's branches and office space was determined. Each region applied local inflation and discount rates to determine the present value of the liability and capitalized asset amounts.

        The impact of adopting this interpretation was an increase to total liabilities and total assets of $150 million and $122 million, respectively. The increase in total assets is net of an increase in accumulated depreciation of $52 million. In addition, a $49 million after-tax ($80 million pretax) charge to earnings, which was reported on the Consolidated Statement of Income as the cumulative effect of an accounting change, was recorded in the 2005 fourth quarter.

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

Determining the Variability in a Potential VIE

        The FASB issued FASB Staff Position FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP FIN 46(R)-6), in April 2006. FSP FIN 46(R)-6 addresses the application of FIN 46(R), "Consolidation of Variable Interest Entities," in determining whether certain contracts or arrangements with a variable interest entity (VIE) are variable interests by requiring companies to base such evaluations on an analysis of the VIE's purpose and design, rather than its legal form or accounting classification.

        FSP FIN 46(R)-6 is required to be applied for all reporting periods beginning after June 15, 2006. The adoption of the FSP did not result in material differences from Citigroup's existing accounting policies regarding the consolidation of VIEs.

Future Application of Accounting Standards

Accounting for Uncertainty in Income Taxes

        In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes," which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity's tax reserves. Citigroup will be required to adopt this Interpretation as of January 1, 2007. The Company is still evaluating the impact of the adoption of FIN 48.

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

        The effective date of FSP 13-2 for Citigroup is January 1, 2007. Citigroup expects the cumulative effect of adopting FSP 13-2 to be a decrease to retained earnings of $152 million after-tax ($255 million pretax).

Fair Value Measurements (SFAS 157)

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). This Standard defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. In addition, SFAS No. 157 disallows the use of block discounts and supercedes the guidance in EITF 02-3, which prohibited the recognition of day-1 gains on certain derivative trades when determining the fair value of instruments traded in an active market. With the adoption of this Standard, these changes will be reflected as a cumulative effect adjustment to the opening balance of retained earnings. The Standard also requires Citigroup to reflect its own credit standing when measuring the fair value of debt it has issued, including derivatives, prospectively from the date of adoption.

        SFAS No. 157 is effective for Citigroup's fiscal year beginning January 1, 2008, with earlier adoption permitted for the Company's fiscal year beginning January 1, 2007. The Company is currently evaluating the potential impact of adopting this Standard.

Accounting for Defined Benefit Pensions and Other Postretirement Benefits

        In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pensions and Other Postretirement Benefits" (SFAS No. 158). In accordance with SFAS No. 158, effective December 31, 2006, Citigroup must record the funded status of each of its defined benefit pension and postretirement plans on its balance sheet with the corresponding offset, net of taxes, recorded in Accumulated Other Changes in Equity From Nonowner Sources within Stockholders' Equity. It is estimated that the impact of adopting this standard will be a reduction of approximately $2.2 billion in Citigroup's year-end Stockholders' Equity.

EITF Issues Relating To Insurance Assets and Liabilities

        The EITF has recently issued EITF 06-5, "Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." Although the Company is currently evaluating the impact of adopting this Standard, it is not expected to be significant.

Potential Amendments to Various Current Accounting Standards

        The FASB is currently working on amendments to the existing accounting standards governing asset transfers and fair value measurements in business combinations and impairment tests. Upon completion of these standards, the Company will need to reevaluate its accounting and disclosures. Due to the ongoing deliberations of the standard setters, the Company is unable to accurately determine the effect of future amendments or proposals at this time.

2.     Business Developments

Acquisition of Grupo Financiero Uno

        On October 27, 2006, Citigroup announced that it had reached a definitive agreement to acquire Grupo Financiero Uno (GFU), the largest credit card issuer in Central America, and its affiliates. The acquisition of GFU, with $2.1 billion in assets, will expand the presence of Citigroup's Latin America consumer franchise, enhancing its credit card business in the region and establishing a platform for regional growth in consumer finance and retail banking.

        GFU is privately held and has more than one million retail clients, representing 1.1 million credit card accounts, $1.2 billion in credit card receivables and $1.3 billion in deposits in Guatemala, El Salvador, Honduras, Nicaragua, Costa Rica and Panama as of September 30, 2006. GFU operates a distribution network of 75 branches and more than 100 mini-branches and points of sale.

        The transaction, which is subject to regulatory approvals in the United States and each of the five countries, is anticipated to close in the 2007 first quarter.

Purchase of 20% Equity Interest in Akbank

        On October 17, 2006, the Company announced that it had signed a definitive agreement for the purchase of a 20% equity interest in Akbank for approximately $3.1 billion. Akbank, the second-largest privately-owned bank by assets in Turkey, is a premier, full-service retail, commercial, corporate and private bank.

        Sabanci Holding, a 34% owner of Akbank shares, and its subsidiaries have granted Citigroup a right of first refusal or first offer over the sale of any of their Akbank shares in the future. Subject to certain exceptions, Citigroup has agreed not to acquire additional shares in Akbank.

        The transaction, which is subject to shareholder and regulatory approvals, is expected to close during the 2006 fourth quarter or 2007 first quarter and will be accounted for under the equity method.

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

Acquisition of Federated Credit Card Portfolio and Credit Card Agreement With Federated Department Stores

        In June 2005, Citigroup announced a long-term agreement with Federated Department Stores, Inc. (Federated) under which the companies partner to manage approximately $6.2 billion of Federated's credit card receivables, including existing and new accounts, executed in three phases.

        For the first phase, which closed in October 2005, Citigroup acquired Federated's receivables under management, totaling approximately $3.3 billion. For the second phase, which closed in May 2006, additional Federated receivables totaling approximately $1.9 billion were transferred to Citigroup from the previous provider. For the final phase, in the 2006 third quarter, Citigroup acquired approximately $1.0 billion credit card receivable portfolio of The May Department Stores Company (May), which merged with Federated.

        Citigroup paid a premium of approximately 11.5% to acquire these portfolios. The multi-year agreement also provides Federated the ability to participate in the portfolio performance, based on credit sales and certain other performance metrics.

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

        Results for all of the businesses included in the Sale of the Asset Management Business, including the gain, are reported as Discontinued Operations for all periods presented. Changes in the market value of the Legg Mason common and preferred shares since the closing of the transaction are included in the Consolidated Statement of Changes in Stockholders' Equity within Accumulated Other Changes in Equity from Nonowner Sources (net change in unrealized gains and losses on investment securities, net of tax). Any effects on the Company's current earnings related to these securities, such as dividend revenue, are included in the results of Alternative Investments.

        The following is summarized financial information for discontinued operations, including cash flows, related to the Sale of the Asset Management Business:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2006	2005	2006	2005
Total revenues, net of interest expense	$83	$324	$104	$984

Income (loss) from discontinued operations	$—	$100	$(1)	$285
Gain on sale	83	—	104	—
Provision for income taxes and minority interest, net of taxes	17	34	24	104

Income from discontinued operations, net of taxes	$66	$66	$79	$181

	Nine Months Ended September 30,
In millions of dollars	2006	2005
Cash flows from:
Operating activities	$—	$(243)
Investing activities	—	192
Financing activities	—	—

Net cash used in discontinued operations	$—	$(51)

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

        In September 2006, the Company received the final closing adjustment payment related to this sale. This payment resulted in an additional after-tax gain of $51 million ($83 million pretax), recorded in Discontinued Operations.

Sale of the Life Insurance & Annuities Business

        On July 1, 2005, the Company completed the sale of Citigroup's Travelers Life & Annuity and substantially all of Citigroup's international insurance businesses to MetLife, Inc. (MetLife). The businesses sold were the primary vehicles through which Citigroup engaged in the Life Insurance and Annuities business.

        Citigroup received $1.0 billion in MetLife equity securities and $10.830 billion in cash, which resulted in an after-tax gain of approximately $2.120 billion ($3.386 billion pretax). In July 2006, Citigroup recognized an $85 million after-tax gain from the sale of MetLife shares. This gain was reported within Income from Continuing Operations within Alternative Investments.

        In July 2006, the Company received the final closing adjustment payment related to this sale. This payment resulted in an after-tax gain of $75 million ($115 million pretax), recorded in Discontinued Operations.

        This transaction encompassed Travelers Life & Annuity's U.S. businesses and its international operations other than Citigroup's life insurance business in Mexico (which is now included within International Retail Banking). International operations included wholly owned insurance companies in the United Kingdom, Belgium, Australia, Brazil, Argentina, and Poland; joint ventures in Japan and Hong Kong; and offices in China. This transaction also included Citigroup's Argentine pension business. (The transaction described in the preceding three paragraphs is referred to as the "Sale of the Life Insurance and Annuities Business.")

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

        During the 2006 first quarter, $15 million of the total $657 million tax contingency reserve release was reported within Discontinued Operations as it related to the Life & Annuities Business sold to MetLife.

        In addition, during 2006 third quarter, a release of $42 million of deferred tax liabilities was reported within Discontinued Operations as it related to the Life & Annuities Business sold to MetLife.

        Summarized financial information for discontinued operations, including cash flows, related to the Sale of the Life Insurance and Annuities Business is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2006	2005	2006	2005
Total revenues, net of interest expense	$115	$3,386	$115	$6,128

Income (loss) from discontinued operations	$26	$(51)	$28	$740
Gain on sale	115	3,386	115	3,386
Provision (benefit) for income taxes	5	1,246	(23)	1,484

Income from discontinued operations, net of taxes	$136	$2,089	$166	$2,642

	Nine Months Ended September 30,
In millions of dollars	2006	2005
Cash flows from:
Operating activities	$—	$(2,989)
Investing activities	—	2,248
Financing activities	—	763

Net cash provided by discontinued operations	$—	$22

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

(1)
At June 30, 2005, other assets consisted of separate and variable accounts of $30,828 million, reinsurance recoverables of $4,048 million, and other of $9,247 million.

(2)
At June 30, 2005, other liabilities consisted of contractholder funds and separate and variable accounts of $66,139 million, insurance policy and claims reserves of $14,370 million, and other of $2,333 million.

The Spin-off of Travelers Property Casualty Corp. (TPC)

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

Combined Results for Discontinued Operations

        Summarized financial information for the Life Insurance and Annuities Business, Asset Management Business and TPC:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2006	2005	2006	2005
Total revenues, net of interest expense	$198	$3,710	$219	$7,112

Income from discontinued operations	$26	$49	$27	$1,025
Gain on sale	198	3,386	219	3,386
Provision (benefit) for income taxes and minority interest, net of taxes	22	1,280	(43)	1,588

Income from discontinued operations, net of taxes	$202	$2,155	$289	$2,823

4.     Business Segments

        The following table presents certain information regarding the Company's continuing operations by segment:

	Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes(1)		Income (Loss) from Continuing Operations(2)		Identifiable Assets
	Three Months Ended September 30,
							Sept. 30, 2006	Dec. 31, 2005
In millions of dollars, except identifiable assets in billions	2006	2005	2006	2005	2006	2005
Global Consumer	$12,834	$12,321	$1,312	$1,153	$3,195	$2,723	$659	$559
Corporate and Investment Banking	6,067	6,434	598	704	1,721	1,797	994	839
Global Wealth Management	2,486	2,174	177	165	399	306	62	63
Alternative Investments	334	720	70	181	117	339	11	13
Corporate/Other	(299)	(151)	(137)	(39)	(129)	(177)	20	20

Total	$21,422	$21,498	$2,020	$2,164	$5,303	$4,988	$1,746	$1,494

	Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes(1)		Income (Loss) from Continuing Operations(2)
	Nine Months Ended September 30,
In millions of dollars	2006	2005	2006	2005	2006	2005
Global Consumer	$37,417	$36,446	$3,559	$3,762	$9,445	$8,463
Corporate and Investment Banking	20,107	17,627	1,874	1,859	5,373	4,848
Global Wealth Management	7,461	6,447	489	537	1,033	947
Alternative Investments	1,593	2,698	319	782	727	1,086
Corporate/Other	(791)	(355)	(381)	(113)	(458)	(510)

Total	$65,787	$62,863	$5,860	$6,827	$16,120	$14,834

(1)
The effective tax rates for the 2006 third quarter reflect the impact of the resolution of the New York Tax Audits. The effective tax rates for the 2006 nine-month period reflect the impact of the resolution of the Federal Tax Audit and the resolution of the New York Tax Audits.

(2)
Results in the 2006 third quarter and nine-month period include pretax provisions (credits) for credit losses and for benefits and claims in Global Consumer of $2.0 billion and $5.3 billion, respectively, in CIB of $107 million and $280 million, respectively, and in Global Wealth Management of $16 million and $29 million, respectively. Alternative Investments recorded a pretax credit of ($13) million for the nine-month period of 2006. The 2005 third quarter and nine-month period include pretax provisions (credits) for credit losses and for benefits and claims in Global Consumer of $2.8 billion and $6.9 billion, respectively, in CIB of $43 million and ($27) million, respectively, in Global Wealth Management of $30 million and $14 million, respectively, in Alternative Investments of ($2) million and ($2) million, respectively, and in Corporate/Other of ($1) million and ($2) million, respectively.

5.     Interest Revenue and Expense

        For the three-month and nine-month periods ending September 30, 2006 and 2005, interest revenue and expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2006	2005(1)	2006(1)	2005(1)
Interest revenue
Loan interest, including fees	$14,390	$12,035	$40,851	$34,761
Deposits with banks	713	438	1,928	1,200
Federal funds sold and securities purchased under agreements to resell	3,713	2,641	10,315	6,701
Investments, including dividends	2,606	1,814	6,917	5,488
Trading account assets(2)	2,558	1,847	8,005	5,630
Other interest	749	569	2,158	1,533

Total interest revenue	$24,729	$19,344	$70,174	$55,313

Interest expense
Deposits	$5,771	$3,616	$15,480	$9,528
Trading account liabilities(2)	56	32	171	86
Short-term debt and other liabilities	5,914	3,972	16,635	10,501
Long-term debt	3,160	2,029	8,439	5,626

Total interest expense	$14,901	$9,649	$40,725	$25,741

Net interest revenue	$9,828	$9,695	$29,449	$29,572
Provision for loan losses	1,793	2,525	4,625	6,058

Net interest revenue after provision for loan losses	$8,035	$7,170	$24,824	$23,514

(1)
Reclassified to conform to the current period's presentation.

(2)
Interest expense on trading account liabilities of CIB is reported as a reduction of interest revenue for trading account assets.

6.     Commissions and Fees

        Commissions and fees revenues includes charges to customers for credit and bank cards, including transaction-processing fees and annual fees; advisory, and equity and debt underwriting services; lending and deposit-related transactions, such as loan commitments, standby letters of credit, and other deposit and loan servicing activities; investment management-related fees, including brokerage services, and custody and trust services; insurance fees and commissions.

        The following table presents commissions and fees revenue for the three-month and nine-month periods ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2006	2005	2006	2005
Credit cards and bank cards	$1,328	$1,225	$3,897	$3,749
Investment banking	1,011	956	3,119	2,689
Smith Barney	702	588	2,184	1,717
CIB trading-related	527	579	1,887	1,693
Checking-related	257	254	756	748
Transaction services	218	185	636	550
Corporate finance	139	122	511	328
Loan servicing(1)	(431)	424	573	326
Primerica	96	100	298	271
Other Consumer	103	180	439	585
Other CIB	57	99	183	261
Other	—	113	43	95

Total commissions and fees	$4,007	$4,825	$14,526	$13,012

(1)
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

        The table below summarizes the components of the net expense (benefit) recognized in the Consolidated Statement of Income for the three and nine months ended September 30, 2006 and 2005.

Net Expense (Benefit)

	Three Months Ended September 30,
	Pension Plans				Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
In millions of dollars	2006	2005	2006	2005	2006	2005
Benefits earned during the period	$60	$58	$33	$43	$—	$1
Interest cost on benefit obligation	158	149	67	73	16	16
Expected return on plan assets	(210)	(201)	(118)	(93)	(4)	(4)
Curtailment gain associated with plan amendments	(80)	—	—	—	—	—
Amortization of unrecognized:
Net transition obligation	—	—	1	1	—	—
Prior service cost	(2)	(6)	—	1	(1)	(1)
Net actuarial loss	52	50	10	27	—	4

Net expense (benefit)	$(22)	$50	$(7)	$52	$11	$16

	Nine Months Ended September 30,
	Pension Plans				Postretirement Benefit Plans(2)
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans
In millions of dollars	2006	2005	2006	2005	2006	2005
Benefits earned during the period	$195	$193	$121	$126	$1	$2
Interest cost on benefit obligation	473	449	203	193	46	47
Expected return on plan assets	(634)	(605)	(286)	(232)	(10)	(11)
Curtailment gain associated with plan amendments	(80)	—	—	—	—	—
Amortization of unrecognized:
Net transition obligation	—	—	1	2	—	—
Prior service cost	(14)	(18)	1	1	(3)	(3)
Net actuarial loss	139	121	38	54	6	10

Net expense	$79	$140	$78	$144	$40	$45

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $11 million and $15 million for the three months ended September 30, 2006 and 2005, respectively, and $38 million and $37 million during the first nine months of 2006 and 2005, respectively.

(2)
For plans outside the U.S., there was no additional net postretirement expense recorded for the three months ended September 30, 2006. Net postretirement expense was $3 million for the three months ended September 30, 2005 and $12 million and $10 million during the first nine months of 2006 and 2005, respectively.

Employer Contributions

        Citigroup's funding policy for U.S. and non-U.S. pension plans is generally to fund to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), if appropriate, to its tax and cash position and the plan's funded position. At September 30, 2006 and December 31, 2005, there were no minimum required contributions and no discretionary or non-cash contributions are currently planned for the U.S. plans. However, in 2005, the Company contributed $160 million to the U.S. pension plan to avoid an additional minimum liability at December 31, 2005. For the non-U.S. plans, the Company contributed $268 million for the nine months ended September 30, 2006. Citigroup presently anticipates contributing an additional $88 million to fund its non-U.S. plans in 2006 for a total of $356 million.

8.    Incentive Plans

        The Company has adopted a number of equity compensation plans under which it administers stock options, restricted or deferred stock and stock purchase programs. The award programs are used to attract, retain and motivate officers and employees, to compensate them for their contributions to the Company, and to encourage employee stock ownership. The plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is comprised entirely of independent non-employee directors. At September 30, 2006, approximately 316 million shares were authorized and available for grant under Citigroup's stock incentive and stock purchase plans. These shares would be issued out of Treasury stock.

        The following compensation expense relates to the Company's stock-based compensation programs as recorded during the 2006 and 2005 third quarters and year-to-date 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2006	2005	2006	2005
SFAS 123(R) charges for January 2006 awards issued to retirement-eligible employees	$—	$—	$648	$—
SFAS 123(R) quarterly accrual for estimated awards to be granted through January 2007 to retirement-eligible employees	195	—	561	—
Quarterly Option Expense	25	30	95	128
Quarterly amortization of Restricted and Deferred Stock awards(1)	565	435	1,446	1,322

Total	$785	$465	$2,750	$1,450

(1)
Represents the quarterly amortization of the remaining unvested restricted and deferred stock awards that were granted to all employees who received awards prior to 2006. The 2006 nine months ended September 30 also includes amortization expense for awards granted to non-retirement-eligible employees in the 2006 first quarter. Also included is amortization of the forfeiture provision on stock awards.

        For Statement of Cash Flows purposes, these amounts are included within Other, net.

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

        CAP and certain other awards provide that participants who meet certain age and years of service conditions, and agree not to compete with Citigroup, may continue to vest in all or a portion of the award without remaining employed by the Company during the entire vesting period. Beginning in 2006, awards for these retirement-eligible employees are recognized in the year prior to the grant in the same manner as cash incentive compensation is accrued. However, the award granted in 2006 was required to be expensed in its entirety at the date of grant. Prior to 2006, such awards were recognized ratably over the stated vesting period. See Note 1 to the Consolidated Financial Statements on page 91 for the impact of adopting SFAS 123(R).

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

        A summary of the status of Citigroup's unvested stock awards as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

Unvested Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	117,623,501	$44.12
Awards	63,894,657	$48.52
Cancels	(6,394,127)	$46.99
Deletes	(260,707)	$46.70
Vestings	(47,533,427)	$39.50

Unvested at September 30, 2006	127,329,897	$47.90

        The market value of the vestings during the 2006 first nine months was approximately $47.25 per share.

        As of September 30, 2006, there was $3.3 billion of total unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a weighted-average period of 2.7 years.

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

Information with respect to stock option activity under Citigroup stock option plans for the nine months ended September 30, 2006, and year ended December 31, 2005 is as follows:

	2006			2005
	Options	Weighted Average Exercise Price	Intrinsic Value Per Share	Options	Weighted Average Exercise Price	Intrinsic Value Per Share
Outstanding, beginning of period	277,255,935	$40.27	$8.26	330,910,779	$39.28	$8.90
Granted—original	3,259,638	$48.87	—	5,279,863	47.45	—
Granted—reload	2,650,505	$49.66	—	3,013,384	48.85	—
Forfeited or exchanged	(12,627,126)	$45.87	2.26	(17,726,910)	44.29	2.33
Expired	(2,009,369)	$44.96	3.17	(2,572,189)	47.70	—
Exercised	(33,991,965)	$33.10	15.03	(41,648,992)	31.72	14.90

Outstanding, end of period	234,537,618	$41.16	$8.51	277,255,935	$40.27	$8.26

Exercisable at end of period	208,790,019			221,497,294

        The following table summarizes the information about stock options outstanding under Citigroup stock option plans at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life Remaining	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.77–$9.99	6,972	4.9 years	$7.77	6,972	$7.77
$10.00–$19.99	2,452,568	1.1 years	$18.94	2,450,201	$18.94
$20.00–$29.99	27,664,730	1.7 years	$22.84	27,583,637	$22.83
$30.00–$39.99	38,370,384	3.2 years	$33.06	36,199,395	$32.96
$40.00–$49.99	154,978,814	4.0 years	$46.03	131,907,543	$45.94
$50.00–$56.83	11,064,150	2.7 years	$51.88	10,642,271	$51.94

	234,537,618	3.5 years	$41.16	208,790,019	$40.62

        As of September 30, 2006, there was $55.6 million of total unrecognized compensation cost related to stock options; this cost is expected to be recognized over a weighted average period of 1.12 years.

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

        Additional valuation and related assumption information for Citigroup option plans is presented below. Since 2004, Citigroup has used a binomial model to value stock options.

For Options Granted During	2006	2005
Weighted average per share fair value	$6.91	$7.23
Weighted averaged expected life
Original grants	4.57 yrs.	5.26 yrs.
Reload grants	2.30 yrs.	3.29 yrs.
Valuation assumptions
Expected volatility	20.48%	25.06%
Risk-free interest rate	4.54%	3.66%
Expected dividend yield	3.88%	3.35%
Expected annual forfeitures
Original and reload grants	7%	7%

9.    Earnings Per Share

        The following reflects the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2006	2005	2006	2005
Income from continuing operations	$5,303	$4,988	$16,120	$14,834
Discontinued operations	202	2,155	289	2,823
Preferred dividends	(16)	(17)	(48)	(51)

Income available to common stockholders for basic EPS	5,489	7,126	16,361	17,606
Effect of dilutive securities	—	—	—	—

Income available to common stockholders for diluted EPS	$5,489	$7,126	$16,361	$17,606

Weighted average common shares outstanding applicable to basic EPS	4,875.5	5,058.3	4,898.4	5,103.6
Effect of dilutive securities:
Options	25.7	28.3	27.0	34.3
Restricted and deferred stock	77.4	59.4	66.8	55.5

Adjusted weighted average common shares outstanding applicable to diluted EPS	4,978.6	5,146.0	4,992.2	5,193.4

Basic earnings per share(1)
Income from continuing operations	$1.08	$0.98	$3.28	$2.90
Discontinued operations, net	0.04	0.43	0.06	0.55

Net income	$1.13	$1.41	$3.34	$3.45

Diluted earnings per share
Income from continuing operations	$1.06	$0.97	$3.22	$2.85
Discontinued operations, net	0.04	0.41	0.06	0.54

Net income	$1.10	$1.38	$3.28	$3.39

(1)
Due to rounding, earnings per share on continuing and discontinued operations may not sum to earnings per share on net income.

10.   Trading Account Assets and Liabilities

        Trading account assets and liabilities, at market value, consisted of the following:

In millions of dollars	Sept. 30, 2006	Dec. 31, 2005
Trading account assets
U.S. Treasury and Federal agency securities	$38,938	$38,771
State and municipal securities	12,560	17,856
Foreign government securities	34,436	21,266
Corporate and other debt securities	78,873	60,137
Derivatives(1)	48,420	47,414
Equity securities	82,360	64,553
Mortgage loans and collateralized mortgage securities	32,060	27,852
Other	23,502	17,971

Total trading account assets	$351,149	$295,820

Trading account liabilities
Securities sold, not yet purchased	$71,970	$59,780
Derivatives(1)	66,906	61,328

Total trading account liabilities	$138,876	$121,108

(1)
Pursuant to netting agreements, cash collateral and market value adjustments.

11.   Goodwill and Intangible Assets

        The changes in goodwill during the first nine months of 2006 were as follows:

In millions of dollars	Goodwill
Balance at December 31, 2005	$33,130
Purchase accounting adjustment—Legg Mason acquisition	24
Purchase accounting adjustment—FAB acquisition	19
Foreign exchange translation and other	(240)

Balance at March 31, 2006	$32,933
Consolidation of Credicard business	270
Partial disposition of ownership interest in Bank Handlowy	(33)
Sale of New York Branches	(23)
Foreign exchange translation and other	(237)

Balance at June 30, 2006	$32,910
Adjustment to consolidation of Credicard business	(7)
Partial disposition of ownership interest in Bank Handlowy	(6)
Purchase accounting adjustment—Unisen acquisition	(8)
Foreign exchange translation and other	280

Balance at September 30, 2006	$33,169

        During the first three quarters of 2006, no goodwill was written off due to impairment.

        The changes in intangible assets during the first nine months of 2006 were as follows:

In millions of dollars	Intangible Assets (Net Carrying Amount)
Balance at December 31, 2005	$14,749
Changes in capitalized MSRs(1)	613
Foreign exchange translation and other	(2)
Amortization expense	(268)

Balance at March 31, 2006	$15,092

Changes in capitalized MSRs(1)	$611
Federated receivables acquisition—purchased credit card relationships	320
Consolidation of Credicard business—purchased credit card relationships	75
Servicing rights on Student Loan securitizations	30
Foreign exchange translation and other	(7)
Amortization expense	(271)

Balance at June 30, 2006	$15,850

Changes in capitalized MSRs(1)	$(109)
Federated receivables acquisition—purchased credit card relationships	150
Adjustment to consolidation of Credicard business—purchased credit card relationships	7
Acquisition of U.K. Shell Credit Card portfolio—purchased credit card relationships	22
Servicing rights on Student Loan securitizations	35
Foreign exchange translation and other	16
Amortization expense	(246)

Balance at September 30, 2006	$15,725

(1)
See Note 14 to the Consolidated Financial Statements on page 109 for a summary of the changes in capitalized MSRs.

        The components of intangible assets were as follows:

	September 30, 2006			December 31, 2005
In millions of dollars	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount
Purchased credit card relationships	$8,132	$3,389	$4,743	$7,541	$2,929	$4,612
Mortgage servicing rights(1)	5,456	—	5,456	8,808	4,469	4,339
Core deposit intangibles	1,207	458	749	1,248	424	824
Other customer relationships	1,038	636	402	1,065	596	469
Present value of future profits	427	242	185	429	229	200
Other(2)	4,440	703	3,737	4,455	647	3,808

Total amortizing intangible assets	$20,700	$5,428	$15,272	$23,546	$9,294	$14,252
Indefinite-lived intangible assets			453			497

Total intangible assets			$15,725			$14,749

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

(2)
Includes contract-related intangible assets.

12.    Investments

In millions of dollars	September 30, 2006	December 31, 2005
Fixed income securities, substantially all available-for-sale at fair value	$234,189	$163,177
Equity securities	14,163	14,368
Venture capital, at fair value	3,188	2,844
Short-term and other	208	208

Total	$251,748	$180,597

        The amortized cost and fair value of investments in fixed income and equity securities at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006			December 31, 2005(1)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Fixed income securities held to maturity(2)	$1	$—	$—	$1	$2	$2
Fixed income securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. Federal agencies	66,605	294	246	66,653	13,157	12,937
U.S. Treasury and Federal agencies	27,956	31	309	27,678	28,448	28,034
State and municipal	12,219	474	4	12,689	13,090	13,581
Foreign government	72,056	409	489	71,976	67,823	67,874
U.S. corporate	32,567	414	247	32,734	25,050	25,055
Other debt securities	22,451	68	61	22,458	15,665	15,694

Total fixed income securities available-for-sale(3)	$233,855	$1,690	$1,356	$234,189	$163,235	$163,177

Equity securities(4)	$13,121	$1,274	$232	$14,163	$13,017	$14,368

(1)
At December 31, 2005, gross pretax unrealized gains and losses on fixed maturities and equity securities totaled $2.769 billion and $1.476 billion, respectively.

(2)
Recorded at amortized cost.

(3)
Includes fixed income securities, held to maturity.

(4)
Includes non-marketable equity securities carried at cost of $10,141 million and $8,329 million at September 30, 2006 and December 31, 2005, respectively, which are reported in both the amortized cost and fair value columns.

        Realized and unrealized gains and losses related to the venture capital investments are classified in other revenue as the mark-to-market of these investments is recognized in earnings. The net gains reflected in earnings from these venture capital investments were $39 million and $430 million for the three months and nine months ended September 30, 2006, and $131 million and $1,462 million for the three and nine months ended September 30, 2005, respectively. The total carrying value and cost for the venture capital investments on September 30, 2006 were as follows:

In millions of dollars	2006	2005
Carrying value	$3,187	$3,355
Cost	1,838	2,571

        The Company invests in complex investment company structures known as master-feeder funds. Each feeder fund records its net investment in the master fund, which is the sole or principal investment of the feeder fund. The Company consolidates feeder funds where it has a controlling interest. At September 30, 2006, the total assets of consolidated feeder funds amounted to approximately $1.9 billion. The Company has not consolidated the assets and liabilities of the master funds. As such, Citigroup's balance sheet excludes approximately $8.1 billion of additional assets and liabilities recorded in the related master funds' financial statements.

13.   Debt

        Short-term borrowings consist of commercial paper and other short-term borrowings as follows:

In millions of dollars	September 30, 2006	December 31, 2005
Commercial paper
Citigroup Funding Inc.	$33,732	$32,581
Other Citigroup Subsidiaries	739	1,578

	$34,471	$34,159
Other short-term borrowings	36,030	32,771

Total short-term borrowings	$70,501	$66,930

        Citigroup issues commercial paper directly to investors. Citigroup maintains liquidity reserves of cash and securities as part of a broad liquidity management framework in support of commercial paper issuance.

        Some of Citigroup's nonbank subsidiaries have credit facilities with Citigroup's subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

        CGMHI has a syndicated five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $3.0 billion maturing in 2011. CGMHI also has three-and five-year bilateral facilities totaling $575 million with unaffiliated banks with borrowings maturing on various dates in 2007, 2009, and 2011. These facilities are guaranteed by Citigroup. CGMHI may borrow under these revolving credit facilities at various interest rate options (LIBOR, Fed Funds or base rate) and compensate the banks for these facilities through facilities fees. At September 30, 2006, there were no outstanding borrowings under these facilities.

        CGMHI also has committed long-term financing facilities with unaffiliated banks. At September 30, 2006, CGMHI had drawn down the full $1.78 billion available under these facilities, of which $1.08 billion is guaranteed by Citigroup. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). Under all of these facilities, CGMHI is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At September 30, 2006, this requirement was exceeded by approximately $9.1 billion. CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

        Long-term debt, including its current portion, consisted of the following:

In millions of dollars	September 30, 2006	December 31, 2005
Citigroup Parent Company	$114,299	$100,600
Other Citigroup Subsidiaries(1)	99,050	71,139
Citigroup Global Markets Holdings Inc.(2)	31,019	39,214
Citigroup Funding Inc.(3)	15,265	5,963
Other	456	583

Total long-term debt	$260,089	$217,499

(1)
At September 30, 2006 and December 31, 2005, advances from the Federal Home Loan Bank are $66.9 billion and $40.9 billion, respectively.

(2)
Includes Targeted Growth Enhanced Term Securities (TARGETS) with carrying values of $340 million issued by TARGETS Trusts XIX through XXIV and $376 million issued by TARGETS Trusts XVIII through XXIV at September 30, 2006 and December 31, 2005, respectively (collectively, the "CGMHI Trusts"). CGMHI owns all of the voting securities of the CGMHI Trusts which are consolidated in Citigroup's Consolidated Balance Sheet. The CGMHI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the CGMHI Trusts' common securities. The CGMHI Trusts' obligations under the TARGETS are fully and unconditionally guaranteed by CGMHI, and CGMHI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

(3)
Includes TARGETS with carrying values of $57 million and $58 million issued by TARGETS Trusts XXV and XXVI at September 30, 2006 and December 31, 2005, respectively (collectively, the "CFI Trusts"). CFI owns all of the voting securities of the CFI Trusts which are consolidated in Citigroup's Consolidated Balance Sheet. The CFI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the CFI Trusts' common securities. The CFI Trusts' obligations under the TARGETS are fully and unconditionally guaranteed by CFI and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

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

        Long-term debt at September 30, 2006 and December 31, 2005 includes $8,189 million and $6,459 million, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

        Citigroup has contractually agreed not to redeem or repurchase the 6.50% Enhanced Trust Preferred Securities of Citigroup Capital XV before September 15, 2056 unless certain conditions, described in Exhibit 4.03 to Citigroup's Current Report on Form 8-K filed on September 18, 2006, are met. This agreement is for the benefit of the holders of Citigroup's 6.00% Junior Subordinated Deferrable Interest Debentures due 2034.

        For Regulatory Capital purposes, these Trust Securities remain a component of Tier 1 Capital. See "Capital Resources and Liquidity" on page 74.

        Citigroup owns all of the voting securities of the subsidiary trusts. The subsidiary trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the subsidiary trusts' common and preferred securities. The subsidiary trusts' obligations are fully and unconditionally guaranteed by Citigroup.

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at September 30, 2006:

Trust Securities with distributions Guaranteed by Citigroup:						Junior Subordinated Debentures Owned by Trust
					Common Shares Issued to Parent
	Issuance Date	Securities Issued	Liquidation Value	Coupon Rate		Amount(1)	Maturity	Redeemable by Issuer Beginning
In millions of dollars, except share amounts
Citicorp Capital I(2)	Dec. 1996	300,000	$300	7.933%	9,000	$309	Feb. 15, 2027	Feb. 15, 2007
Citicorp Capital II(2)	Jan. 1997	450,000	450	8.015%	13,500	464	Feb. 15, 2027	Feb. 15, 2007
Citigroup Capital II	Dec. 1996	400,000	400	7.750%	12,372	412	Dec. 1, 2036	Dec. 1, 2006
Citigroup Capital III	Dec. 1996	200,000	200	7.625%	6,186	206	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	24,000,000	600	6.000%	742,269	619	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIV	June 2006	22,600,000	565	6.875%	40,000	566	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	47,400,000	1,185	6.500%	40,000	1,186	Sept. 15, 2066	Sept. 15, 2011
Adam Capital Trust I(3)	Nov. 2001	25,000	25	6 mo. LIB +375 bp.	774	26	Dec. 08, 2031	Dec. 08, 2006
Adam Statutory Trust I(3)	Dec. 2001	23,000	23	3 mo. LIB +360 bp.	712	24	Dec. 18, 2031	Dec. 18, 2006
Adam Capital Trust II(3)	Apr. 2002	22,000	22	6 mo. LIB +370 bp.	681	23	Apr. 22, 2032	Apr. 22, 2007
Adam Statutory Trust II(3)	Mar. 2002	25,000	25	3 mo. LIB +360 bp.	774	26	Mar. 26, 2032	Mar. 26, 2007
Adam Capital Trust III(3)	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 07, 2033	Jan. 07, 2008
Adam Statutory Trust III(3)	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV(3)	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V(3)	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$8,063			$8,260

(1)
Represents the proceeds received from the Trust at the date of issuance.

(2)
Assumed by Citigroup via Citicorp's merger with and into Citigroup on August 1, 2005.

(3)
Assumed by Citigroup upon completion of First American Bank acquisition which closed on March 31, 2005.

        In each case, the coupon rate on the debentures is the same as that on the Trust Securities. Distributions on the Trust Securities and interest on the debentures are payable quarterly, except for Citigroup Capital II and III, Citicorp Capital I and II, and Adam Capital Trust I and II, on which distributions are payable semiannually.

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

        The following table summarizes certain cash flows received from and paid to securitization trusts during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$2.5	$24.7	$11.8	$5.1	$25.0	$7.1
Proceeds from collections reinvested in new receivables	54.8	0.5	—	51.7	0.5	—
Contractual servicing fees received	0.5	0.3	—	0.5	0.2	—
Cash flows received on retained interests and other net cash flows	2.1	—	—	1.8	—	—

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
In billions of dollars	Credit Cards	Mortgages	Other(1)	Credit Cards	Mortgages	Other(1)
Proceeds from new securitizations	$16.9	$69.0	$28.7	$14.4	$62.3	$24.9
Proceeds from collections reinvested in new receivables	161.8	0.9	—	143.5	0.8	—
Contractual servicing fees received	1.6	0.7	—	1.4	0.7	—
Cash flows received on retained interests and other net cash flows	6.5	0.1	—	5.0	0.1	0.1

(1)
Other includes corporate debt securities, student loans and other assets.

        The Company recognized gains on securitizations of mortgages of $37 million and $21 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $98 million and $134 million during the first nine months of 2006 and 2005, respectively. In the third quarter of 2006 and 2005, the Company recorded net gains of $0.1 billion and $0.3 billion, respectively, related to the securitization of credit card receivables, and $0.6 billion and $0.8 billion for the nine months ended September 30, 2006 and 2005, respectively. Gains recognized on the securitization of other assets during the third quarter of 2006 and 2005 were $74 million and $50 million, respectively, and were $165 million and $80 million during the first nine months of 2006 and 2005, respectively.

        Key assumptions used for credit cards, mortgages, and other assets during the three months ended September 30, 2006 and 2005 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	Credit Cards	Mortgages and Other(1)	Credit Cards	Mortgages and Other(1)
Discount rate	12.8% to 16.2%	0.4% to 26.0%	14.3% to 16.7%	2.8% to 98.6%
Constant prepayment rate	6.7% to 21.7%	5.0% to 43.0%	8.5% to 19.2%	8.6% to 46.4%
Anticipated net credit losses	3.9% to 5.9%	0.0% to 40.0%	5.5% to 6.5%	0.0% to 80.0%

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

        At September 30, 2006, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Key assumptions at September 30, 2006

	Discount Rate	Constant Prepayment Rate	Anticipated Net Credit Losses
Mortgages and other(1)	0.4% to 26.0%	5.0% to 43.0%	0.0% to 40.0%

Credit cards	12.8% to 16.2%	6.7% to 21.1%	3.9% to 5.9%

(1)
Other includes corporate debt securities, student loans and other assets.

	September 30, 2006
In millions of dollars	Credit Cards	Mortgages and Other
Carrying value of retained interests	$8,510	$13,172

Discount rate
10%	$(62)	$(199)
20%	(122)	(388)

Constant prepayment rate
10%	$(145)	$(321)
20%	(274)	(608)

Anticipated net credit losses
10%	$(397)	$(11)
20%	(791)	(90)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers the securitized credit card receivables to be part of the business it manages.

        The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at September 30, 2006 and December 31, 2005, and credit losses, net of recoveries for the three- and nine-month periods ended September 30, 2006 and 2005.

In millions of dollars, except principal amounts in billions	Sept. 30, 2006	Dec. 31, 2005
Principal amounts, at period end
On-balance sheet	$69.1	$69.5
Securitized amounts	99.2	96.2
Loans held-for-sale	0.6	—

Total managed	$168.9	$165.7

Delinquencies, at period end
On balance sheet	$1,459	$1,630
Securitized amounts	1,519	1,314
Loans held-for-sale	—	—

Total managed	$2,978	$2,944

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Credit losses, net of recoveries (In millions of dollars)
	2006	2005	2006	2005
On-balance sheet	$803	$817	$2,247	$2,530
Securitized amounts	1,051	1,267	2,891	3,736
Loans held-for-sale	1	—	5	13

Total managed	$1,855	$2,084	$5,143	$6,279

Mortgage Servicing Rights

        The carrying value of capitalized mortgage loan servicing rights (MSRs) was $5.5 billion, $4.3 billion and $4.2 billion at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. With the Company electing to early-adopt SFAS 156, "Accounting for Servicing of Financial Assets", as of January 1, 2006, MSRs are accounted for at fair value, with changes in value recorded as fee revenue in current earnings. Previously, only the portion of the MSR portfolio that was hedged with instruments qualifying for hedge accounting under SFAS 133 was recorded at fair value. The remaining portion, which was hedged with instruments that did not qualify for hedge accounting under SFAS 133, was accounted for at the lower-of-cost-or-market and included within other revenue. The impact of this change to Citigroup's financial statements was not material.

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

        The following table summarizes the changes in capitalized MSRs:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
In millions of dollars	2006	2005	2006	2005
Balance, beginning of period	$5,565	$3,410	$4,339	$4,149
Originations	294	213	778	595
Purchases	345	105	673	107
Gain (loss) on change in value of MSRs	(748)	308	(334)	(153)
Amortization(1)	—	(212)	—	(613)
Provision for impairments(1)	—	356	—	95

Balance, end of period	$5,456	$4,180	$5,456	$4,180

(1)
With the adoption of SFAS 156, the Company no longer amortizes servicing assets over the period of estimated net servicing income, or assesses impairment related to the excess of the MSRs' net carrying value over their fair value as any impairment would be reflected in the fair value of the MSRs. Prior to the adoption of SFAS 156, the provision for impairment of MSRs represented the excess of their net carrying value, which included the gain (loss) on change in MSR value, over their fair value. The provision for impairment increased the valuation allowance on MSRs, which was a component of the net MSRs' carrying value. A recovery of the MSR impairment was recorded when the fair value of the MSRs exceeded their carrying value, but it was limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $1.021 billion and $1.183 billion at December 31, 2005 and September 30, 2005, respectively.

Variable Interest Entities

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46-R under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	September 30, 2006	December 31, 2005
Cash	$0.3	$0.4
Trading account assets	28.1	29.7
Investments	4.9	3.2
Loans	8.0	9.5
Other assets	5.3	4.7

Total assets of consolidated VIEs	$46.6	$47.5

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and include VIEs consolidated as a result of adopting FIN 46-R and FIN 46. Of the $46.6 billion and $47.5 billion of total assets of VIEs consolidated by the Company at September 30, 2006 and December 31, 2005, respectively, $36.0 billion and $37.2 billion represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients; $8.2 billion and $7.6 billion represent investment vehicles that were established to provide a return to the investors in the vehicles; and $2.4 billion and $2.7 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates.

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

        During 2003, to comply with FIN 46-R, many of the conduits issued "first loss" subordinated notes such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At September 30, 2006 and December 31, 2005, total assets in unconsolidated conduits were $69.5 billion and $55.3 billion, respectively.

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

        In addition to the conduits discussed above, the following table represents the assets of unconsolidated VIEs where the Company has significant involvement:

In billions of dollars	September 30, 2006	December 31, 2005
CDO-type transactions	$41.7	$40.7
Investment-related transactions	78.2	61.1
Trust preferred securities	8.2	6.5
Mortgage-related transactions	1.2	3.1
Structured finance and other	38.1	60.5

Total assets of significant unconsolidated VIEs	$167.4	$171.9

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $93 billion and $91 billion at September 30, 2006 and December 31, 2005, respectively. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 17 to the Consolidated Financial Statements on page 118.

15.   Changes in Equity from Nonowner Sources

        Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources for the three- and nine-month periods ended September 30, 2006 are as follows:

In millions of dollars	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2005	$1,084	$(4,090)	$612	$(138)	$(2,532)
Decrease in net unrealized gains on investment securities, net of tax	(110)	—	—	—	(110)
Less: Reclassification adjustment for gains included in net income, net of tax(1)	(246)	—	—	—	(246)
Foreign currency translation adjustment, net of tax(2)	—	(28)	—	—	(28)
Cash flow hedges, net of tax	—	—	206	—	206
Minimum pension liability adjustment, net of tax(3)	—	—	—	4	4

Change	$(356)	$(28)	$206	$4	$(174)

Balance, March 31, 2006	$728	$(4,118)	$818	$(134)	$(2,706)
Increase in net unrealized losses on investment securities, net of tax	(778)	—	—	—	(778)
Less: Reclassification adjustment for gains included in net income, net of tax	(196)	—	—	—	(196)
Foreign currency translation adjustment, net of tax(2)	—	27	—	—	27
Cash flow hedges, net of tax	—	—	305	—	305
Minimum pension liability adjustment, net of tax(3)	—	—	—	(3)	(3)

Change	$(974)	$27	$305	$(3)	$(645)

Balance, June 30, 2006	$(246)	$(4,091)	$1,123	$(137)	$(3,351)
Increase in net unrealized gains on investment securities, net of tax(4)	1,445	—	—	—	1,445
Less: Reclassification adjustment for gains included in net income, net of tax	(198)	—	—	—	(198)
Foreign currency translation adjustment, net of tax(5)	—	475	—	—	475
Cash flow hedges, net of tax(6)	—	—	(1,191)	—	(1,191)
Minimum pension liability adjustment, net of tax(3)	—	—	—	(2)	(2)

Current period change	$1,247	$475	$(1,191)	$(2)	$529

Balance, September 30, 2006	$1,001	$(3,616)	$(68)	$(139)	$(2,822)

(1)
Includes a $146 million after-tax gain on the sale of St. Paul Travelers shares in the 2006 first quarter.

(2)
Reflects, among other items, the net quarterly movements in the Mexican peso, Korean won, euro, Brazilian real, and the Australian dollar against the U.S. dollar and related tax effects, as well as the impact from net investment hedges.

(3)
Reflects additional minimum liability, as required by SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87), related to unfunded or book reserve plans, such as the U.S. nonqualified pension plans and certain foreign pension plans.

(4)
Primarily due to a decrease in rates and an increase in securities purchased.

(5)
Reflects, among other items, the net quarterly movements in the Mexican peso, New Zealand dollars, Korean won, and the Japanese yen against the U.S. dollar and related tax effects, as well as the impact from net investment hedges.

(6)
Includes ($103) million of net amounts reclassified to earnings and ($1,088) million of unrealized losses.

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

        Citigroup enters into these derivative contracts for the following reasons:

  •
  Trading Purposes—Customer Needs—Citigroup offers its customers derivatives in connection with their risk-management actions to transfer, modify or reduce their interest rate, foreign exchange and other market/credit risks or for their own trading purposes. As part of this process, Citigroup considers the customers' suitability for the risk involved, and the business purpose for the transaction. Citigroup also manages its derivative-risk positions through offsetting trade activities, controls focused on price verification, and daily reporting of positions to senior managers.

  •
  Trading Purposes—Own Account—Citigroup trades derivatives for its own account. Trading limits and price verification controls are key aspects of this activity.

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

        All derivatives are reported on the balance sheet at fair value. If certain hedging criteria specified in SFAS 133 are met, including testing for hedging effectiveness, special hedge accounting may be applied. The hedge effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships. For fair value hedges, the changes in value of the hedging derivative, as well as the changes in value of the related hedged item, due to the risk being hedged, are reflected in current earnings. For cash flow hedges and net investment hedges, the changes in value of the hedging derivative are reflected in Accumulated other changes in equity from nonowner sources in stockholders' equity, to the extent the hedge was effective. Hedge ineffectiveness, in either case, is reflected in current earnings.

        Continuing with the example referred to above, the fixed rate long-term note is recorded at amortized cost under current U.S. GAAP. However, by electing to use SFAS 133 hedge accounting, the carrying value of this note is adjusted for changes in the benchmark floating rate, with any changes in fair value recorded in current earnings. The related interest rate swap is also recorded on the balance sheet at fair value, with any changes in fair value attributable to changes in interest rates reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, an economic-basis hedge, which does not meet the SFAS 133 hedging criteria, would involve only recording the derivative at fair value on the balance sheet, with its associated changes in value recorded in earnings. The note would continue to be carried at amortized cost and therefore current earnings would be impacted only by the interest rate shifts that cause the change in the swap's value. This type of hedge is undertaken when SFAS 133 hedge requirements cannot be achieved in an efficient and cost-effective manner.

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

        For a limited number of fair value hedges of benchmark interest rate risk, Citigroup uses the "shortcut" method as SFAS 133 allows the Company to assume no ineffectiveness if the hedging relationship involves an interest-bearing financial asset or liability and an interest rate swap. In order to assume no ineffectiveness, Citigroup ensures that all the shortcut method requirements of SFAS 133 for these types of hedging relationships are met.

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

Cash flow hedges

  •
  Hedging of benchmark interest rate risk—Citigroup hedges variable cash flows resulting from floating-rate financings, including debt, deposits with stated maturities, as well as rollovers of short-term certificates of deposit. Variable cash flows from those financings are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Efforts are made to match all critical terms of the hedged item and the hedging derivative at inception and on an ongoing basis to eliminate hedge ineffectiveness. To the extent all critical terms are not matched, these cash flow hedging relationships use regression or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. Since efforts are made initially to align the terms of the derivatives to those hedged forecasted cash flows, the amount of hedge ineffectiveness is not significant.

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

  •
  Hedging of foreign exchange risk—Citigroup locks-in the functional currency equivalent of cash flows of various balance sheet exposures, including deposits, notes and long-term debt (and the forecasted issuances, purchases or rollover of such items) that are denominated in a currency other than the functional currency of the issuing entity. Depending on the risk management objectives, these types of hedges are designated as either cash flow hedges of only foreign exchange risk or cash flow hedges of both foreign exchange and interest rate risk. Generally, the hedging instruments used are foreign exchange forward contracts and cross-currency swaps. Citigroup matches all critical terms of the hedged item and the hedging derivative at inception and on an ongoing basis to eliminate hedge ineffectiveness. To the extent all critical terms are not matched, any ineffectiveness is measured using the "hypothetical derivative method" as described in FASB Derivative Implementation Group Issue G7. Efforts are made initially to match up the terms of the hypothetical and actual derivatives used. As a result, the amount of hedge ineffectiveness is not significant.

  •
  Hedging the overall changes in cash flows—In situations where the contractual rate of a variable rate asset or liability is not a benchmark rate, Citigroup designates the risk of overall changes in cash flows as the hedged risk. Citigroup primarily hedges variability in the total cash flows related to non-benchmark-rate-based liabilities, such as customer deposits with stated maturities and uses receive-variable, pay-fixed interest rate swaps as the hedging instrument. These cash flow hedging relationships use regression or dollar-offset ratio analysis to assess effectiveness at inception and on an ongoing basis.

Net investment hedges

        Consistent with SFAS 52, Foreign Currency Translation (SFAS 52), SFAS 133 allows hedging of the foreign currency risk of a net investment in a foreign operation. Citigroup primarily uses foreign currency forward contracts, short-term borrowings, and to a lesser extent foreign currency future contracts and foreign-currency-denominated debt instruments, to manage the foreign exchange risk associated with Citigroup's equity investments in several non-US dollar functional currency foreign subsidiaries. In accordance with SFAS 52, Citigroup records the change in the carrying amount of these investments in the cumulative translation adjustment account within Accumulated other changes in equity from nonowner sources. Simultaneously, the effective portion of the hedge of this exposure is also recorded in the cumulative translation adjustment account, and any ineffective portion of net investment hedges is immediately recorded in earnings.

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

        The following table summarizes certain information related to the Company's hedging activities for the three- and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2006	2005	2006	2005
Fair value hedges
Hedge ineffectiveness recognized in earnings	$(2)	$176	$287	$149
Net gain (loss) excluded from assessment of effectiveness	69	231	194	(45)
Cash flow hedges
Hedge ineffectiveness recognized in earnings	—	(2)	(18)	(13)
Net gain excluded from assessment of effectiveness	—	—	—	1
Net investment hedges
Net gain (loss) included in foreign currency translation adjustment within Accumulated other changes in equity from nonowner sources	$(178)	$35	$(320)	$394

        The Accumulated other changes in equity from nonowner sources from cash flow hedges for the three- and nine-month periods ended September 30, 2006 and 2005 can be summarized as follows (after-tax):

In millions of dollars	2006	2005
Balance at January 1,	$612	$173
Net gain (loss) from cash flow hedges	317	187
Net amounts reclassified to earnings	(111)	(23)

Balance at March 31,	$818	$337
Net gain (loss) from cash flow hedges	456	(120)
Net amounts reclassified to earnings	(151)	(37)

Balance at June 30,	$1,123	$180
Net gain (loss) from cash flow hedges	(1,088)	388
Net amounts reclassified to earnings	(103)	(98)

Balance at September 30,	$(68)	$470

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

        See "Corporate Credit Portfolio" on page 59 to 60 for further discussion regarding the risks associated with derivatives, as well as a table presenting the notionals and receivables/ payables balances for deriviative contracts held for trading and asset/liability management hedging purposes.

17.    Guarantees

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The following table summarizes at September 30, 2006 and December 31, 2005 all of the Company's guarantees and indemnifications, where management believes the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at September 30, 2006 and December 31, 2005:

	Maximum Potential Amount of Future Payments
In billions of dollars at September 30, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
2006
Financial standby letters of credit	$47.0	$23.4	$70.4	$180.2
Performance guarantees	11.3	4.2	15.5	21.2
Derivative instruments	46.7	749.1	795.8	15,261.1
Guarantees of collection of contractual cash flows(1)	—	—	—	—
Loans sold with recourse	—	1.4	1.4	56.2
Securities lending indemnifications(1)	101.5	—	101.5	—
Credit card merchant processing(1)	31.2	—	31.2	—
Custody indemnifications(1)	—	49.0	49.0	—

Total	$237.7	$827.1	$1,064.8	$15,518.7

	Maximum Potential Amount of Future Payments
In billions of dollars at December 31, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
2005
Financial standby letters of credit	$30.6	$21.8	$52.4	$175.2
Performance guarantees	10.0	3.9	13.9	18.2
Derivative instruments	40.5	477.7	518.2	14,425.2
Guarantees of collection of contractual cash flows(1)	—	0.1	0.1	—
Loans sold with recourse	—	1.3	1.3	58.4
Securities lending indemnifications(1)	68.4	—	68.4	—
Credit card merchant processing(1)	28.1	—	28.1	—
Custody indemnifications(1)	—	27.0	27.0	—

Total	$177.6	$531.8	$709.4	$14,677.0

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

        Derivative instruments include credit default swaps, total return swaps, written foreign exchange options, written put options, and written equity warrants. Guarantees of collection of contractual cash flows protect investors in credit card receivables securitization trusts from loss of interest relating to insufficient collections on the underlying receivables in the trusts. Loans sold with recourse represent the Company's obligations to reimburse the buyers for loan losses under certain circumstances. Securities lending indemnifications are issued to guarantee that a securities lending customer will be made whole in the event that the security borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. Credit card merchant processing guarantees represent the Company's indirect obligations in connection with the processing of private label and bankcard transactions on behalf of merchants. Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian fails to safeguard clients' assets. Beginning with the 2006 third quarter, the scope of the custody indemnifications was broadened to cover all clients' assets held by third-party subcustodians.

        At September 30, 2006 and December 31, 2005, the Company's maximum potential amount of future payments under these guarantees was approximately $1.1 trillion and $709 billion, respectively. For this purpose, the maximum potential amount of future payments is considered to be the notional amounts of letters of credit, guarantees, written credit default swaps, written total return swaps, indemnifications, and recourse provisions of loans sold with recourse, and the fair values of foreign exchange options and other written put options, warrants, caps and floors.

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

        The Company's maximum potential contingent liability related to both bankcard and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At September 30, 2006 and December 31, 2005, this maximum potential exposure was estimated to be $31 billion and $28 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure, based on the Company's historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At September 30, 2006 and December 31, 2005, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during the third quarter of 2006 and 2005. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At September 30, 2006, the estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2006 and December 31, 2005, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2006 or December 31, 2005 for potential obligations that could arise from the Company's involvement with VTN associations.

        At September 30, 2006 and December 31, 2005, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $16 billion and $15 billion, respectively. The carrying value of derivative instruments is included in either trading liabilities or other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. For loans sold with recourse, the carrying value of the liability is included in other liabilities. In addition, at September 30, 2006 and December 31, 2005, other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1.1 billion and $850 million, respectively, relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $79 billion and $55 billion at September 30, 2006 and December 31, 2005, respectively. Securities and other marketable assets held as collateral amounted to $39 billion and $24 billion and letters of credit in favor of the Company held as collateral amounted to $42 million and $681 million at September 30, 2006 and December 31, 2005, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

18.    Contingencies

        As described in the "Legal Proceedings" discussion on page 131, the Company is a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

  (i)
  underwritings for, and research coverage of, WorldCom;

  (ii)
  underwritings for Enron and other transactions and activities related to Enron;

  (iii)
  transactions and activities related to research coverage of companies other than WorldCom; and

  (iv)
  transactions and activities related to the IPO Securities Litigation.

        As of September 30, 2006, the Company's litigation reserve for these matters, net of amounts not yet paid but committed to be paid in connection with the Enron class action settlement and other settlements arising out of these matters, was approximately $3.2 billion.

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

19.    Citibank, N.A. and Subsidiaries

Statement of Changes in Stockholder's Equity

	Nine Months Ended September 30,
In millions of dollars, except shares	2006	2005
Preferred stock ($100 par value)
Balance, beginning of period	$—	$1,950
Redemption or retirement of preferred stock	—	—

Balance, end of period	$—	$1,950

Common stock ($20 par value)
Balance, beginning of period—Shares: 37,534,553 in 2006 and 2005	$751	$751

Balance, end of period—Shares: 37,534,553 in 2006 and 2005	$751	$751

Surplus
Balance, beginning of period	$27,244	$25,972
Capital contribution from parent company	3	—
Employee benefit plans	114	127
Other	6	63

Balance, end of period	$27,367	$26,162

Retained earnings
Balance, beginning of period	$30,651	$25,935
Net income	7,579	6,795
Dividends paid	(2,628)	(4,028)

Balance, end of period	$35,602	$28,702

Accumulated other changes in equity from nonowner sources
Balance, beginning of period	$(2,382)	$(467)
Net change in unrealized gains (losses) on investment securities, available-for-sale, net of tax	137	(401)
Net change in foreign currency translation adjustment, net of tax	1,158	(1,243)
Net change for cash flow hedges, net of tax	(234)	145
Minimum pension liability adjustment, net of tax	(2)	(64)

Balance, end of period	$(1,323)	$(2,030)

Total stockholder's equity
Balance, beginning of period	$56,264	$54,141
Changes during the year, net	6,133	1,394

Balance, end of period	$62,397	$55,535

Summary of changes in equity from nonowner sources
Net income	$7,579	$6,795
Other changes in equity from nonowner sources, net of tax	1,059	(1,563)

Total changes in equity from nonowner sources	$8,638	$5,232

20.    Condensed Consolidating Financial Statement Schedules

        These condensed consolidating financial statement schedules are presented for purposes of additional analysis but should be considered in relation to the consolidated financial statements of Citigroup taken as a whole.

Bank Consolidation Project

        In July 2006, CitiFinancial Credit Company (CCC), an indirect wholly owned subsidiary of Citigroup, transferred its ownership of Citicorp Trust Bank, Federal Savings Bank to Citigroup. This transfer was part of the Company's overall plan to consolidate its twelve U.S.-insured depository institutions into four, as well as to reorganize its U.S. mortgage business. In October 2006, Citigroup reduced the number of U.S.-insured depository institutions to five. The consolidation project is expected to be completed in 2007.

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

        As part of the funding consolidation, Citigroup also guaranteed and continues to guarantee various debt obligations of Citigroup Global Markets Holdings Inc. (CGMHI) as well as all of the outstanding debt obligations under CGMHI's publicly-issued securities. CGMHI no longer files periodic reports with the SEC and continues to be rated on the basis of a guarantee of its financial obligations by Citigroup.

        The condensed financial statements on pages 123 -130, which were restated, where applicable, to reflect the above reorganizations, include the financial results of the following Citigroup entities:

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$5,202	$—	$—	$—	$—	$—	$(5,202)	$—
Interest revenue	$132	$5,847	$—	$1,518	$1,800	$16,950	$(1,518)	$24,729
Interest revenue—intercompany	1,096	136	892	54	121	(2,245)	(54)	—
Interest expense	1,537	4,827	593	45	182	7,762	(45)	14,901
Interest expense—intercompany	2	767	210	480	673	(1,652)	(480)	—

Net interest revenue	$(311)	$389	$89	$1,047	$1,066	$8,595	$(1,047)	$9,828
Commissions and fees	$—	$2,239	$—	$17	$39	$1,729	$(17)	$4,007
Commissions and fees—intercompany	—	89	—	13	12	(101)	(13)	—
Principal transactions	(8)	2,127	(106)	—	1	(87)	—	1,927
Principal transactions—intercompany	(30)	(1,166)	69	—	—	1,127	—	—
Other income	(29)	584	(63)	108	159	5,009	(108)	5,660
Other income—intercompany	17	546	84	6	6	(653)	(6)	—

Total non-interest revenues	$(50)	$4,419	$(16)	$144	$217	$7,024	$(144)	$11,594

Total revenues, net of interest expense	$4,841	$4,808	$73	$1,191	$1,283	$15,619	$(6,393)	$21,422

Provisions for credit losses and for benefits and claims	$—	$6	$—	$294	$350	$1,761	$(294)	$2,117

Expenses
Compensation and benefits	$29	$2,232	$—	$195	$247	$4,210	$(195)	$6,718
Compensation and benefits—intercompany	2	1	—	32	33	(36)	(32)	—
Other expense	38	829	—	126	175	4,176	(126)	5,218
Other expense—intercompany	44	396	18	44	61	(519)	(44)	—

Total operating expenses	$113	$3,458	$18	$397	$516	$7,831	$(397)	$11,936

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$4,728	$1,344	$55	$500	$417	$6,027	$(5,702)	$7,369
Income taxes (benefits)	(189)	415	20	185	149	1,625	(185)	2,020
Minority interest, net of taxes	—	—	—	—	—	46	—	46
Equities in undistributed income of subsidiaries	588	—	—	—	—	—	(588)	—

Income from continuing operations	$5,505	$929	$35	$315	$268	$4,356	$(6,105)	$5,303
Income from discontinued operations, net of taxes	—	69	—	—	—	133	—	202

Net income	$5,505	$998	$35	$315	$268	$4,489	$(6,105)	$5,505

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$10,989	$—	$—	$—	$—	$—	$(10,989)	$—
Interest revenue	$84	$4,242	$—	$1,402	$1,671	$13,347	$(1,402)	$19,344
Interest revenue—intercompany	764	113	257	(25)	60	(1,194)	25	—
Interest expense	1,032	3,374	166	49	157	4,920	(49)	9,649
Interest expense—intercompany	—	243	91	333	449	(783)	(333)	—

Net interest revenue	$(184)	$738	$—	$995	$1,125	$8,016	$(995)	$9,695
Commissions and fees	$—	$2,123	$—	$—	$12	$2,690	$—	$4,825
Commissions and fees—intercompany	—	72	—	7	7	(79)	(7)	—
Principal transactions	(12)	380	(46)	—	—	1,628	—	1,950
Principal transactions—intercompany	23	522	43	—	—	(588)	—	—
Other income	26	825	20	118	138	4,019	(118)	5,028
Other income—intercompany	16	42	(21)	4	6	(43)	(4)	—

Total non-interest revenues	$53	$3,964	$(4)	$129	$163	$7,627	$(129)	$11,803

Total revenues, net of interest expense	$10,858	$4,702	$(4)	$1,124	$1,288	$15,643	$(12,113)	$21,498

Provisions for credit losses and for benefits and claims	$—	$16	$—	$512	$569	$2,255	$(512)	$2,840

Expenses
Compensation and benefits	$25	$2,660	$—	$182	$216	$3,891	$(182)	$6,792
Compensation and benefits—intercompany	2	3	—	32	34	(39)	(32)	—
Other expense	50	661	1	123	155	3,754	(123)	4,621
Other expense—intercompany	27	323	3	46	67	(420)	(46)	—

Total operating expenses	$104	$3,647	$4	$383	$472	$7,186	$(383)	$11,413

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$10,754	$1,039	$(8)	$229	$247	$6,202	$(11,218)	$7,245
Income taxes (benefits)	(92)	372	(3)	75	80	1,807	(75)	2,164
Minority interest, net of taxes	—	—	—	—	—	93		93
Equities in undistributed income of subsidiaries	(3,703)	—	—	—	—	—	3,703	—

Income from continuing operations	$7,143	$667	$(5)	$154	$167	$4,302	$(7,440)	$4,988
Income from discontinued operations, net of taxes	—	87	—	—	—	2,068	—	2,155

Net income	$7,143	$754	$(5)	$154	$167	$6,370	$(7,440)	$7,143

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$9,165	$—	$—	$—	$—	$—	$(9,165)	$—
Interest revenue	$325	$17,187	$—	$4,384	$5,199	$47,463	$(4,384)	$70,174
Interest revenue—intercompany	3,028	357	2,219	44	287	(5,891)	(44)	—
Interest expense	4,219	13,597	1,524	145	546	20,839	(145)	40,725
Interest expense—intercompany	2	1,964	550	1,227	1,784	(4,300)	(1,227)	—

Net interest revenue	$(868)	$1,983	$145	$3,056	$3,156	$25,033	$(3,056)	$29,449
Commissions and fees	$—	$7,186	$—	$48	$119	$7,221	$(48)	$14,526
Commissions and fees—intercompany	—	233	—	35	34	(267)	(35)	—
Principal transactions	28	3,456	(96)	—	5	2,354	—	5,747
Principal transactions—intercompany	—	(853)	62	—	—	791	—	—
Other income	(61)	2,586	88	331	446	13,006	(331)	16,065
Other income—intercompany	65	921	(57)	16	13	(942)	(16)	—

Total non-interest revenues	$32	$13,529	$(3)	$430	$617	$22,163	$(430)	$36,338

Total revenues, net of interest expense	$8,329	$15,512	$142	$3,486	$3,773	$47,196	$(12,651)	$65,787

Provisions for credit losses and for benefits and claims	$—	$33	$—	$879	$1,016	$4,558	$(879)	$5,607

Expenses
Compensation and benefits	$90	$8,445	$—	$575	$730	$13,090	$(575)	$22,355
Compensation and benefits—intercompany	6	1	—	104	105	(112)	(104)	—
Other expense	62	2,670	1	387	509	12,466	(387)	15,708
Other expense—intercompany	117	1,198	32	137	188	(1,535)	(137)	—

Total operating expenses	$275	$12,314	$33	$1,203	$1,532	$23,909	$(1,203)	$38,063

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$8,054	$3,165	$109	$1,404	$1,225	$18,729	$(10,569)	$22,117
Income taxes (benefits)	(706)	965	43	499	377	5,181	(499)	5,860
Minority interest, net of taxes	—	—	—	—	—	137	—	137
Equities in undistributed income of subsidiaries	7,649	—	—	—	—	—	(7,649)	—

Income from continuing operations	$16,409	$2,200	$66	$905	$848	$13,411	$(17,719)	$16,120
Income from discontinued operations, net of taxes	—	84	—	—	—	205	—	289

Net income	$16,409	$2,284	$66	$905	$848	$13,616	$(17,719)	$16,409

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$15,258	$—	$—	$—	$—	$—	$(15,258)	$—
Interest revenue	$249	$11,507	$—	$4,153	$4,973	$38,584	$(4,153)	$55,313
Interest revenue— intercompany	2,163	284	282	(53)	149	(2,878)	53	—
Interest expense	2,753	8,710	184	167	524	13,570	(167)	25,741
Interest expense— intercompany	—	559	98	972	1,155	(1,812)	(972)	—

Net interest revenue	$(341)	$2,522	$—	$2,961	$3,443	$23,948	$(2,961)	$29,572
Commissions and fees	$—	$6,095	$—	$8	$46	$6,871	$(8)	$13,012
Commissions and fees— intercompany	—	163	—	9	9	(172)	(9)	—
Principal transactions	290	4,037	(39)	—	(8)	729	—	5,009
Principal transactions—intercompany	14	(2,263)	36	1	1	2,212	(1)	—
Other income	(15)	2,484	20	415	287	12,494	(415)	15,270
Other income—intercompany	52	263	(21)	12	18	(312)	(12)	—

Total non-interest revenues	$341	$10,779	$(4)	$445	$353	$21,822	$(445)	$33,291

Total revenue, net of interest expense	$15,258	$13,301	$(4)	$3,406	$3,796	$45,770	$(18,664)	$62,863

Provisions for credit losses and for benefits and claims	$—	$16	$—	$1,330	$1,472	$5,414	$(1,330)	$6,902

Expenses
Compensation and benefits	$70	$7,160	$—	$539	$640	$11,441	$(539)	$19,311
Compensation and benefits— intercompany	4	4	—	96	98	(106)	(96)	—
Other expense	181	2,070	1	366	462	11,764	(366)	14,478
Other expense— intercompany	74	1,011	3	122	160	(1,248)	(122)	—

Total operating expenses	$329	$10,245	$4	$1,123	$1,360	$21,851	$(1,123)	$33,789

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$14,929	$3,040	$(8)	$953	$964	$18,505	$(16,211)	$22,172
Income taxes (benefits)	(98)	988	(3)	340	342	5,598	(340)	6,827
Minority interest, net of taxes	—	—	—	—	—	511	—	511
Equities in undistributed income of subsidiaries	2,630	—	—	—	—	—	(2,630)	—

Income from continuing operations	$17,657	$2,052	$(5)	$613	$622	$12,396	$(18,501)	$14,834
Income from discontinued operations, net of taxes	—	230	—	—	—	2,593	—	2,823

Net income	$17,657	$2,282	$(5)	$613	$622	$14,989	$(18,501)	$17,657

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Assets
Cash and due from banks	$—	$3,485	$—	$166	$253	$18,805	$(166)	$22,543
Cash and due from banks—intercompany	139	883	1	178	191	(1,214)	(178)	—
Federal funds sold and resale agreements	—	250,371	—	—	—	12,256	—	262,627
Federal funds sold and resale agreements— intercompany	—	4,204	—	—	—	(4,204)	—	—
Trading account assets	—	246,063	14	—	34	105,038	—	351,149
Trading account assets —intercompany	—	2,483	231	—	8	(2,722)	—	—
Investments	10,125	—	—	2,593	3,343	238,280	(2,593)	251,748
Loans, net of unearned income	—	1,089	—	42,335	51,315	602,978	(42,335)	655,382
Loans, net of unearned income—intercompany	—	—	68,304	8,672	9,589	(77,893)	(8,672)	—
Allowance for loan losses	—	(48)	—	(1,060)	(1,214)	(7,717)	1,060	(8,979)

Total loans, net	$—	$1,041	$68,304	$49,947	$59,690	$517,368	(49,947)	$646,403
Advances to subsidiaries	82,738	—	—	—	—	(82,738)	—	—
Investments in subsidiaries	140,958	—	—	—	—	—	(140,958)	—
Other assets	9,380	61,407	37	4,806	6,398	134,556	(4,806)	211,778
Other assets— intercompany	—	12,940	3,818	264	413	(17,171)	(264)	—

Total assets	$243,340	$582,877	$72,405	$57,954	$70,330	$918,254	$(198,912)	$1,746,248

Liabilities and stockholders' equity
Deposits	$—	$—	$—	$—	$—	$669,278	$—	$669,278
Federal funds purchased and securities loaned or sold	—	265,265	—	—	—	54,830	—	320,095
Federal funds purchased and securities loaned or sold—intercompany	—	1,967	—	—	—	(1,967)	—	—
Trading account liabilities	—	97,486	151	—	—	41,239	—	138,876
Trading account liabilities— intercompany	—	1,867	246	—	—	(2,113)	—	—
Short-term borrowings	—	9,329	35,515	—	745	24,912	—	70,501
Short-term borrowings —intercompany	—	38,369	20,176	7,496	20,037	(78,582)	(7,496)	—
Long-term debt	114,299	31,019	15,265	2,695	13,374	86,132	(2,695)	260,089
Long-term debt— intercompany	—	22,625	—	35,321	27,432	(50,057)	(35,321)	—
Other liabilities	5,338	89,061	98	1,545	1,420	73,627	(1,545)	169,544
Other liabilities — intercompany	5,838	5,722	66	459	220	(11,846)	(459)	—
Stockholders' equity	117,865	20,167	888	10,438	7,102	112,801	(151,396)	117,865

Total liabilities and stockholders' equity	$243,340	$582,877	$72,405	$57,954	$70,330	$918,254	$(198,912)	$1,746,248

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2005(1)
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Assets
Cash and due from banks	$—	$3,525	$—	$206	$331	$19,776	$(206)	$23,632
Cash and due from banks—intercompany	300	388	1	481	545	(1,234)	(481)	—
Federal funds sold and resale agreements	—	204,371	—	—	—	13,093	—	217,464
Federal funds sold and resale agreements—intercompany	—	5,870	—	—	—	(5,870)	—	—
Trading account assets	—	207,682	—	—	40	88,098	—	295,820
Trading account assets—intercompany	—	2,350	—	—	17	(2,367)	—	—
Investments	8,215	—	—	2,469	3,216	169,166	(2,469)	180,597
Loans, net of unearned income	—	1,120	—	39,934	48,751	533,632	(39,934)	583,503
Loans, net of unearned income—intercompany	—	—	18,057	6,058	8,581	(26,638)	(6,058)	—
Allowance for loan losses	—	(66)	—	(1,274)	(1,429)	(8,287)	1,274	(9,782)

Total loans, net	$—	$1,054	$18,057	$44,718	$55,903	$498,707	(44,718)	$573,721
Advances to subsidiaries	71,784	—	—	—	—	(71,784)	—	—
Investments in subsidiaries	132,214	—	—	—	—	—	(132,214)	—
Other assets	8,751	65,451	8	6,427	8,049	120,544	(6,427)	202,803
Other assets—intercompany	—	9,075	32,872	239	367	(42,314)	(239)	—

Total assets	$221,264	$499,766	$50,938	$54,540	$68,468	$785,815	$(186,754)	$1,494,037

Liabilities and stockholders' equity
Deposits	$—	$—	$—	$1	$1	$591,827	$(1)	$591,828
Federal funds purchased and securities loaned or sold	—	202,490	—	—	—	39,902	—	242,392
Federal funds purchased and securities loaned or sold—intercompany	—	1,734	—	—	—	(1,734)	—	—
Trading account liabilities	—	79,020	97	—	—	41,991	—	121,108
Trading account liabilities—intercompany	—	2,572	85	—	—	(2,657)	—	—
Short-term borrowings	—	10,391	33,440	1,520	3,103	19,996	(1,520)	66,930
Short-term borrowings—intercompany	—	29,579	11,209	5,989	8,815	(49,603)	(5,989)	—
Long-term debt	100,600	39,214	5,963	3,785	14,032	57,690	(3,785)	217,499
Long-term debt—intercompany	—	17,671	—	32,089	35,211	(52,882)	(32,089)	—
Other liabilities	4,436	89,774	31	1,233	1,089	46,413	(1,233)	141,743
Other liabilities—intercompany	3,691	5,778	42	617	202	(9,713)	(617)	—
Stockholders' equity	112,537	21,543	71	9,306	6,015	104,585	(141,520)	112,537

Total liabilities and stockholders' equity	$221,264	$499,766	$50,938	$54,540	$68,468	$785,815	$(186,754)	$1,494,037

(1)
Reclassified to conform to the current period's presentation.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities of continuing operations	$8,427	$(66)	$(153)	$4,128	$4,524	$186,738	$(4,128)	$199,470

Cash flows from investing activities
Change in loans	$—	$31	$—	$(4,122)	$(4,443)	$(252,687)	$4,122	$(257,099)
Proceeds from sales and securitizations of loans	—	—	—	—	—	18,627	—	18,627
Purchases of investments	(13,499)	—	—	(4,147)	(5,523)	(193,464)	4,147	(212,486)
Proceeds from sales of investments	3,543	—	—	636	1,076	49,121	(636)	53,740
Proceeds from maturities of investments	8,173	—	—	3,378	4,331	77,659	(3,378)	90,163
Changes in investments and advances—intercompany	(9,849)	—	(20,942)	(2,614)	(1,008)	31,799	2,614	—
Business acquisitions	—	(9)	—	—	—	9	—	—
Other investing activities	—	(45)	—	—	—	(3,836)	—	(3,881)

Net cash used in investing activities	$(11,632)	$(23)	$(20,942)	$(6,869)	$(5,567)	$(272,772)	$6,869	$(310,936)

Cash flows from financing activities
Dividends paid	$(7,420)	$—	$—	$—	$—	$—	$—	$(7,420)
Dividends paid-intercompany	—	(3,666)	—	—	(160)	3,826	—	—
Issuance of common stock	1,210	—	—	—	—	—	—	1,210
Redemption or retirement of preferred stock	(125)	—	—	—	—	—	—	(125)
Treasury stock acquired	(6,000)	—	—	—	—	—	—	(6,000)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	12,161	(8,485)	10,708	(1,090)	(658)	27,288	1,090	41,014
Proceeds/(Repayments) from issuance of long-term debt—intercompany, net	—	4,968	—	3,232	(7,779)	2,811	(3,232)	—
Change in deposits	—	—	—	(1)	—	78,440	1	78,440
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	—	(1,062)	670	(1,520)	(2,368)	6,331	1,520	3,571
Net change in short-term borrowings and other advances—intercompany	3,877	8,789	8,967	1,507	11,273	(32,906)	(1,507)	—
Capital contributions from parent	—	—	750	—	301	(1,051)	—	—
Other financing activities	(659)	—	—	270	2	(31)	(270)	(688)

Net cash provided by financing activities	$3,044	$544	$21,095	$2,398	$611	$84,708	$(2,398)	$110,002

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$375	$—	$375

Net (decrease)/increase in cash and due from banks	$(161)	$455	$—	$(343)	$(432)	$(951)	$343	$(1,089)
Cash and due from banks at beginning of period	300	3,913	1	687	876	18,542	(687)	23,632

Cash and due from banks at end of period from continuing operations	$139	$4,368	$1	$344	$444	$17,591	$(344)	$22,543

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(690)	$1,489	$29	$483	$64	$4,495	$(483)	$5,387
Interest	$4,009	$15,069	$2,027	$138	$369	$15,761	$(138)	37,235
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$779	$799	$218	$(779)	$1,017

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities of continuing operations	$12,381	$(12,999)	$161	$2,448	$3,718	$156,852	$(2,448)	$160,113

Cash flows from investing activities
Change in loans	$—	$31	—	$(2,153)	$(1,678)	$(188,840)	$2,153	$(190,487)
Proceeds from sales and securitizations of loans	—	—	—	—	493	22,947	—	23,440
Purchases of investments	(8,802)	—	—	(6,390)	(7,658)	(135,602)	6,390	(152,062)
Proceeds from sales of investments	6,716	—	—	4,994	5,343	57,262	(4,994)	69,321
Proceeds from maturities of investments	2,900	—	—	1,349	2,234	68,589	(1,349)	73,723
Changes in investments and advances—intercompany	(6,320)	—	(41,656)	86	(1,744)	49,720	(86)	—
Business acquisitions	—	—	—	—	—	(602)	—	(602)
Other investing activities	—	(3,876)	—	—	—	10,065	—	6,189

Net cash used in investing activities	$(5,506)	$(3,845)	$(41,656)	$(2,114)	$(3,010)	$(116,461)	$2,114	$(170,478)

Cash flows from financing activities
Dividends paid	$(6,943)	$—	$—	$—	$—	$—	$—	$(6,943)
Dividends paid-intercompany	—	(1,197)	—	—	—	1,197	—	—
Issuance of common stock	895	—	—	—	—	—	—	895
Treasury stock acquired	(8,371)	—	—	—	—	—	—	(8,371)
Proceeds/(Repayments) from issuance of long-term debt-third party, net	7,913	(2,341)	4,116	(733)	(3,180)	5,529	733	12,037
Proceeds/(Repayments) from issuance of long-term debt debt-intercompany, net	—	930	—	3,724	(411)	(519)	(3,724)	—
Change in deposits	—	—	—	—	—	16,321	—	16,321
Net change in short-term borrowings and other investment banking and brokerage borrowings—third party	(1,057)	(11,971)	24,691	(20)	76	(10,282)	20	1,457
Net change in short-term borrowings and other advances—intercompany	1,533	30,872	12,614	(3,205)	2,899	(47,918)	3,205	—
Capital contributions from parent	-	1,000	75	—	175	(1,250)	—	—
Other financing activities	(627)	—	—	185	4	(7)	(185)	(630)

Net cash (used in) provided by financing activities	$(6,657)	$17,293	$41,496	$(49)	$(437)	$(36,929)	$49	$14,766

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$(346)	$—	$(346)

Net increase in cash and due from banks	$218	$449	$1	$285	$271	$3,116	$(285)	$4,055
Cash and due from banks at beginning of period	28	3,233	—	401	584	16,768	(401)	20,613

Cash and due from banks at end of period from continuing operations	$246	$3,682	$1	$686	$855	$19,884	$(686)	$24,668

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(160)	$426	$—	$546	$87	$5,899	$(546)	$6,252
Interest	$2,850	$8,981	$199	$160	$329	$10,698	$(160)	$23,057
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$741	$764	$172	$(741)	$936

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Enron Corp.

        In light of the settlement of the securities class action (NEWBY, ET AL. V. ENRON CORP., ET AL.), the plaintiffs have agreed to dismiss the following lawsuits against Citigroup: CALIFORNIA PUBLIC EMPLOYEES' RETIREMENT SYSTEM V. BANC OF AMERICA SECURITIES LLC, ET AL.; HEADWATERS CAPITAL LLC V. LAY ET AL.; and VARIABLE ANNUITY LIFE INS. CO. V. CREDIT SUISSE FIRST BOSTON CORP., ET AL. Plaintiffs in two other cases, which are not part of the NEWBY class, have also voluntarily dismissed their claims against Citigroup: STEINER V. ENRON CORP., ET AL. and TOWN OF NEW HARTFORD V. LAY, ET AL.

WorldCom, Inc.

        On September 11, 2006, Citigroup settled HOLTSBERG V. CITIGROUP, ET AL. and 25 related cases pending in Palm Beach Circuit Court brought by individuals who opted out of the WorldCom securities class action settlement. The settlement was covered by existing reserves.

        On October 13, 2006, the United States District Court for the Southern District of New York dismissed with prejudice the claims in HOLMES, ET AL. V. GRUBMAN, ET AL., an action brought by an individual and entities who opted out of the WorldCom securities class action settlement.

Research

        On August 17, 2006, the United States District Court for the Southern District of New York approved Citigroup's class action settlement of IN RE SALOMON ANALYST AT&T LITIGATION, and on September 29, 2006 that same court approved Citigroup's class action settlements in IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION, and IN RE SALOMON ANALYST WILLIAMS LITIGATION.

        On September 14, 2006, Citigroup settled all claims asserted against the company by claimants in STURM, ET AL. v. CITIGROUP, ET AL. The settlement was covered by existing reserves.

        On October 6, 2006, the United States Court of Appeals granted interlocutory review of the district court's decision certifying a plaintiff class in IN RE SALOMON ANALYST METROMEDIA LITIGATION.

Parmalat

        In BONDI v. CITIGROUP, on September 19, 2006, the New Jersey Supreme Court denied defendants' motion for leave to appeal from the Appellate Division's affirmance of the trial court's denial of defendants' motion to dismiss.

Adelphia Communications Corporation

        Defendant banks in IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION, including the Citigroup Parties, have entered into settlement agreements with the Los Angeles County Employees Retirement Association and with The Division of Investment of the New Jersey Department of Treasury. The Citigroup Parties' share of the settlement was covered by existing reserves.

Other

        In CARROLL v. WEILL, ET AL., in September 2006, the New York Supreme Court scheduled a fairness hearing on the proposed settlement for December 14, 2006.

Item 1A. Risk Factors

        There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    In connection with the November 2002 acquisition by the Company of Golden State Bancorp Inc., on September 20, 2006, the Company issued to GSB Investments Corp., a Delaware corporation (GSB Investments), and Hunter's Glen/Ford, Ltd., a limited partnership organized under the laws of the State of Texas (HG/F), respectively, 23,352 and 5,838 shares of Company common stock. These shares were issued in satisfaction of the rights of GSB Investments and HG/F to receive shares of Company common stock in respect of $1,433,903 of federal income tax benefits realized by the Company.

        The September 20, 2006 issuance was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof. GSB Investments and HG/F made certain representations to the Company as to investment intent and that they possessed a sufficient level of financial sophistication. The unregistered shares are subject to restrictions on transfer absent registration under or in compliance with the Securities Act of 1933.

(c)    Share Repurchases

        Under its long-standing repurchase program (which was expanded by $10 billion in the 2006 second quarter as noted below), the Company buys back common shares in the market or otherwise from time to time. The share repurchases are used for many purposes, including to offset dilution from stock-based compensation programs.

        The following table summarizes the Company's share repurchases during the first nine months of 2006:

In millions, except per share amounts	Total Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
First quarter 2006
Open market repurchases(1)	42.9	$46.58	$2,412
Employee transactions(2)	8.7	$46.40	N/A

Total first quarter 2006	51.6	$46.55	$2,412

Second quarter 2006
Open market repurchases(1)	40.8	$48.98	$10,412
Employee transactions	2.8	$49.71	N/A

Total second quarter 2006	43.6	$49.02	$10,412

July 2006
Open market repurchases	4.8	$47.44	$10,184
Employee transactions	0.9	$48.48	N/A
August 2006
Open market repurchases	15.8	$48.66	$9,415
Employee transactions	0.3	$48.51	N/A
September 2006
Open market repurchases	20.3	$49.43	$8,412
Employee transactions	0.3	$49.68	N/A

Third quarter 2006
Open market repurchases	40.9	$48.90	$8,412
Employee transactions	1.5	$48.75	N/A

Total third quarter 2006	42.4	$48.89	$8,412

Year-to-date 2006
Open market repurchases	124.6	$48.12	$8,412
Employee transactions	13.0	$47.39	N/A

Total year-to-date 2006	137.6	$48.06	$8,412

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

Item 6. Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of November, 2006.

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
10.01
Aircraft Time Sharing Agreement between Citiflight, Inc. and Robert Rubin, dated August 10, 2006, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 11, 2006 (File No. 1-9924).
10.02
Citigroup Management Committee Termination Notice and Non-Solicitation Policy, effective October 2, 2006, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 6, 2006 (File No. 1-9924).
10.03	+	Form of Citigroup Reload Stock Option Grant Notification (effective November 1, 2006).
10.04	+	Form of Citigroup Equity Award Agreement (effective November 1, 2006).
10.05	+	Form of Citigroup Non-Employee Director Equity Award Agreement (effective November 1, 2006).
12.01	+	Calculation of Ratio of Income to Fixed Charges.
12.02	+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01	+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	+	Residual Value Obligation Certificate.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith

QuickLinks

Citigroup Inc.

Citigroup Inc.

PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX