Form 10-K
period 2006-12-31
CITIGROUP INC
filed 2007-02-23
CIK 831001

FINANCIAL INFORMATION

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

The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Some of the Company’s subsidiaries are subject to supervision and examination by their respective federal and state authorities. At December 31, 2006, the Company had approximately 144,000 full-time and 10,000 part-time employees in the United States and approximately 183,000 full-time employees outside the United States. The Company has completed certain strategic business acquisitions and divestitures during the past three years, details of which can be found in Notes 2 and 3 to the Consolidated Financial Statements on pages 137 and 138, respectively.

The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043, telephone number 212 559 1000. Additional information about Citigroup is available on the Company’s Web site at www.citigroup.com. Citigroup’s annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to these reports are available free of charge through the Company’s Web site by clicking on the “Investor Relations” page and selecting “SEC Filings.” The Securities and Exchange Commission (SEC) Web site contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

Citigroup is managed along the following segment and product lines:

The following are the six regions in which Citigroup operates. The regional results are fully reflected in the product results.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA	Citigroup Inc. and Subsidiaries

In millions of dollars, except per share amounts	2006		2005		2004		2003		2002
Revenues, net of interest expense	$89,615		$83,642		$79,635		$71,594		$66,246
Operating expenses	52,021		45,163		49,782		37,500		35,886
Provisions for credit losses and for benefits and claims	7,955		9,046		7,117		8,924		10,972
Income from continuing operations before taxes, minority interest, and cumulative effect of accounting changes	$29,639		$29,433		$22,736		$25,170		$19,388
Income taxes	8,101		9,078		6,464		7,838		6,615
Minority interest, net of taxes	289		549		218		274		91
Income from continuing operations before cumulative effect of accounting changes	$21,249		$19,806		$16,054		$17,058		$12,682
Income from discontinued operations, net of taxes (1)	289		4,832		992		795		2,641
Cumulative effect of accounting changes, net of taxes (2)	—		(49)		—		—		(47)
Net income	$21,538		$24,589		$17,046		$17,853		$15,276
Earnings per share
Basic:
Income from continuing operations	$4.33		$3.90		$3.13		$3.34		$2.48
Net income	4.39		4.84		3.32		3.49		2.99
Diluted:
Income from continuing operations	4.25		3.82		3.07		3.27		2.44
Net income	4.31		4.75		3.26		3.42		2.94
Dividends declared per common share	$1.96		$1.76		$1.60		$1.10		$0.70
At December 31
Total assets	$1,884,318		$1,494,037		$1,484,101		$1,264,032		$1,097,590
Total deposits (3)	712,041		591,828		561,513		473,614		430,530
Long-term debt	288,494		217,499		207,910		162,702		126,927
Mandatorily redeemable securities of subsidiary trusts (4)	9,579		6,264		6,209		6,057		6,152
Common stockholders’ equity	118,783		111,412		108,166		96,889		85,318
Total stockholders’ equity	119,783		112,537		109,291		98,014		86,718
Ratios:
Return on common stockholders’ equity (5)	18.8%		22.3%		17.0%		19.8%		18.6%
Return on total stockholders’ equity (5)	18.6		22.1		16.8		19.5		18.3
Return on risk capital (6)	38		38		35		39
Return on invested capital (6)	19		22		17		20
Tier 1 Capital	8.59%		8.79%		8.74%		8.91%		8.47%
Total Capital	11.65		12.02		11.85		12.04		11.25
Leverage (7)	5.16		5.35		5.20		5.56		5.67
Common stockholders’ equity to assets	6.30%		7.46%		7.29%		7.67%		7.77%
Total stockholders’ equity to assets	6.36		7.53		7.36		7.75		7.90
Dividends declared (8)	45.5		37.1		49.1		32.2		23.8
Ratio of earnings to fixed charges and preferred stock dividends	1.51	x	1.79	x	2.00	x	2.41	x	1.89	x

(1)	Discontinued operations for 2002 to 2006 include the operations (and associated gain on disposition) described in the Company’s June 24, 2005 announced agreement for the sale of substantially all of its Asset Management business to Legg Mason. The majority of the transaction closed on December 1, 2005. Discontinued operations from 2002 to 2006 also includes the operations (and associated gain) described in the Company’s January 31, 2005 announced agreement for the sale of Citigroup’s Travelers Life & Annuity, substantially all of Citigroup’s international insurance business and Citigroup’s Argentine pension business to MetLife Inc. The transaction closed on July 1, 2005. On August 20, 2002, Citigroup completed the distribution to its stockholders of a majority portion of its remaining ownership interest in Travelers Property Casualty Corp. (TPC). Following the distribution, Citigroup began accounting for TPC as discontinued operations. As such, 2002 also reflects TPC as a discontinued operation. See Note 3 to the Consolidated Financial Statements on page 118.
(2)	Accounting change of ($49) million in 2005 represents the adoption of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143.” Accounting change of ($47) million in 2002 resulted from the adoption of the remaining provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).
(3)	Reclassified to conform to the current period’s presentation.
(4)	During 2004, the Company deconsolidated the subsidiary issuer trusts in accordance with FIN 46-R. For regulatory capital purposes, these trust securities remain a component of Tier 1 Capital. See “Capital Resources and Liquidity” on page 86.
(5)	The return on average common stockholders’ equity and return on average total stockholders’ equity are calculated using net income after deducting preferred stock dividends.
(6)	Risk capital is a measure of risk levels and the trade-off of risk and return. It is defined as the amount of capital required to absorb potential unexpected economic losses resulting from extremely severe events over a one-year time period. Return on risk capital is calculated as annualized income from continuing operations divided by average risk capital. Invested capital is defined as risk capital plus goodwill and intangible assets excluding mortgage servicing rights (which are a component of risk capital). Return on invested capital is calculated using income adjusted to exclude a net internal charge Citigroup levies on the goodwill and intangible assets of each business offset by each business’ share of the rebate of the goodwill and intangible asset charge. Return on risk capital and return on invested capital are non-GAAP performance measures; because they are measures of risk with no basis in GAAP, there is no comparable GAAP measure to which they can be reconciled. Management uses return on risk capital to assess businesses’ operational performance and to allocate Citigroup’s balance sheet and risk capital capacity. Return on invested capital is used to assess returns on potential acquisitions and to compare long-term performance of businesses with differing proportions of organic and acquired growth. See page 59 for a further discussion of risk capital.
(7)	Tier 1 Capital divided by adjusted average assets.
(8)	Dividends declared per common share as a percentage of net income per diluted share.

MANAGEMENT’S DISCUSSION AND ANALYSIS

2006 IN SUMMARY

In 2006, Citigroup earned $21.2 billion from continuing operations on revenues of $89.6 billion. Income was up 7% from 2005, while diluted EPS from continuing operations increased 11%, with the increment in the growth rate reflecting the benefit from our share repurchase program. Net income, which includes discontinued operations, was $21.5 billion, down 12% from the prior year, reflecting the absence of significant gains on sales of businesses recorded in 2005. Income was diversified by segment, product and region.

During 2006, we continued to execute on our key strategic initiatives, including the opening of a record 1,165 new Citibank and Consumer Finance branches (862 in the International sector and 303 in the U.S.), the continued integration of our businesses, investment in technology, and hiring and training our professionals.

Customer volume growth was strong, with average loans up 14%, average deposits up 16% and average interest-earning assets up 16% from year-ago levels. Principal transactions revenues grew 37% and client assets under fee-based management grew 15%. And we completed or announced several strategic acquisitions and partnerships (including Akbank, Guangdong Bank, Egg, Quilter, Grupo Financiero Uno and Grupo Cuscatlan) that will strengthen our franchises.

Revenues increased 7% from 2005, reaching $89.6 billion. Our international operations recorded revenue growth of 14% in 2006, including an 8% increase in International Consumer, 22% in International CIB and 31% in International GWM.

Revenue growth benefited from increased loan volumes, including corporate loan growth of 29% and consumer loan growth of 13%. Transaction Services assets under custody increased 21% and Global Wealth Management client assets increased 10%.

Net interest revenue grew 1%, as strong growth in interest-earning assets was offset by flat or inverted yield curves in the major economies. Net interest margin in 2006 was 2.65%, down 41 basis points from 2005 (see the discussion of net interest margin on page 81). This spread compression negatively affected the Company’s operating leverage ratios. Non-interest revenue increased 13% from 2005, reflecting fees from higher customer business volumes, as well as increased principal transactions revenues. CIB revenues grew by 14%, reflecting strong performance in Capital Markets and Banking and Transaction Services. Capital Markets and Banking finished the year ranked #1 in equity underwriting and #2 in completed mergers and acquisitions activity.

Operating expenses increased 15% from the previous year. Expense growth included three points from the adoption of SFAS 123(R) and reflected the absence of a $600 million release from the WorldCom and Litigation Reserve Charge recorded in 2005. Excluding these items, operating expenses increased 10% in 2006, reflecting increased investment spending, the impact of foreign exchange, and an increase in other legal expenses. Investment spending included the addition of Consumer branches and investments in technology.

During the 2006 fourth quarter, Bob Druskin was appointed Chief Operating Officer of the Company. One of Bob’s primary responsibilities is to complete a structural review of our expense base by the end of the first quarter. His review will include an analysis of the structure of the organization, the multiple back offices, the multiple middle offices and separate corporate centers around the Company, with a goal of creating a more efficient and nimbler organization.

During 2006, we continued our focus on disciplined capital allocation and driving returns to our shareholders. Our equity capital base and trust preferred securities grew to $129.4 billion at December 31, 2006. Stockholders’ equity increased by $7.2 billion during 2006 to $119.8 billion, even with the distribution of $9.8 billion in dividends to common shareholders and the repurchase of $7.0 billion of common stock during the year. Citigroup maintained its “well-capitalized” position with a Tier 1 Capital Ratio of 8.59% at December 31, 2006. Return on common equity was 18.8% for 2006. Our total return to shareholders was 19.6% during the year (which represents Citigroup’s stock appreciation assuming the reinvestment of dividends).

The Board of Directors increased the quarterly common dividend by 11% during 2006 and by an additional 10% in January 2007, bringing the current quarterly payout to $0.54 per share. During the year, Moody’s upgraded Citibank, N.A.’s credit rating to “Aaa” from “Aa1”. On February 14, 2007, Standard & Poor’s raised Citigroup’s senior debt credit rating to “AA” from “AA-”. The long-term debt rating on Citibank, N.A. was raised to “AA+” from “AA”.

The U.S. and international credit environments remained stable; this, as well as significantly lower consumer bankruptcy filings, the absence of the $490 million pretax charge in 2005 related to a change in write-off policy in EMEA consumer, and a shift in consumer loans to products with lower net credit losses, drove a $1.191 billion decrease in credit costs compared to year-ago levels. The Global Consumer loss rate was 1.52%, a 49 basis-point decline from 2005. Corporate cash-basis loans declined 47% from year-ago levels to $535 million.

The effective income tax rate on continuing operations declined to 27.3%, primarily reflecting the $598 million benefit for the resolution of the Federal Tax Audit and a net $237 million tax reserve release related to the resolution of the New York Tax Audits. The effective tax rate for 2006 would have been 30.1% without the tax reserve releases.

Outlook for 2007

We enter 2007 with good business momentum, as we expect to see our investment initiatives generate increasing revenues, and are well-positioned to gain from our balanced approach to growth and competitive advantages.

We expect to continue to achieve growth in loans, deposits and other customer activity resulting from our increased distribution points, expanded product offerings, and the impact from recent targeted acquisitions.

In 2006, our international businesses contributed 43% of our income from continuing operations. We expect to continue to re-weight our revenue mix towards International Consumer, CIB and Global Wealth Management.

Disciplined capital allocation will remain fundamental to our strategic process and we will have a sharp focus on expense management.

Although there may be volatility in our results in any given year, over the long term our revenues are targeted to grow organically at a mid- to high-single-digit rate, with strong expense and credit management driving earnings and earnings per share growth at a faster level. We will seek to augment this growth rate over time through targeted acquisitions.

Credit is broadly stable as 2007 begins; however, we are budgeting for a moderate deterioration of credit in 2007. In addition, the tax benefits we realized in 2006 will not be repeated in 2007, and we anticipate the effective tax rate to return to a more normalized rate of 30% to 31%, not the 27.3% recorded in 2006.

In our Japan Consumer Finance business, we look to break even in 2007.

With our investment spending initiatives, a record number of branches were added in 2006. We are going to moderate our rate of increased investment spending in 2007.

Citigroup’s financial results are closely tied to the external global economic environment. Movements in interest rates and foreign exchange rates present both opportunities and risks for the Company. Weakness in the global economy, credit deterioration, inflation, and geopolitical uncertainty are examples of risks that could adversely impact our earnings.

A detailed review and outlook for each of our business segments and products are included in the discussions that follow, and the risks are more fully discussed on pages 76 to 96.

Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page 97.

Comparison of Five-Year Cumulative Total Return

The following graph compares the cumulative total return on Citigroup’s common stock with the S&P 500 Index and the S&P Financial Index over the five-year period extending through December 31, 2006. The graph assumes that $100 was invested on December 31, 2001 in Citigroup’s common stock, the S&P 500 Index and the S&P Financial Index and that all dividends were reinvested.

DECEMBER 31	CITIGROUP	S&P 500 INDEX	S&P FINANCIAL INDEX
2002	$76.08	$77.90	$85.37
2003	107.72	100.24	111.86
2004	110.65	111.15	124.06
2005	115.77	116.60	132.03
2006	138.41	135.02	157.36

EVENTS IN 2006

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page 97.

U.K. Market Expansion

Egg

On January 29, 2007, the Company announced the agreement to acquire Egg Banking plc (Egg), the world’s largest pure online bank and one of the U.K.’s leading online financial services providers, from Prudential PLC for approximately $1.127 billion, subject to adjustments at closing. Egg has more than three million customers and offers various financial products and services including online payment and account aggregation services, credit cards, personal loans, savings accounts, mortgages, insurance and investments. The transaction is subject to regulatory approvals and is expected to close before the end of the 2007 second quarter.

Quilter

On December 13, 2006, the Company announced the agreement to acquire Quilter, a U.K. wealth advisory firm with over $10.9 billion of assets under management, from Morgan Stanley. Quilter has more than 18,000 clients and 300 staff located in 10 offices throughout the U.K., Ireland and the Channel Islands. This transaction, which is subject to U.S. and local country regulatory approvals, is expected to close in the 2007 first quarter. Once closed, its business results will be included in Global Wealth Management.

Purchase of 20% Equity Interest in Akbank

On October 17, 2006, the Company announced its planned purchase of a 20% equity interest in Akbank for approximately $3.1 billion. The transaction closed on January 9, 2007. Akbank, the second-largest privately owned bank by assets in Turkey, is a premier, full-service retail, commercial, corporate and private bank.

Sabanci Holding, a 34% owner of Akbank shares, and its subsidiaries have granted Citigroup a right of first refusal or first offer over the sale of any of their Akbank shares in the future. Subject to certain exceptions, including purchases from Sabanci Holding and its subsidiaries, Citigroup has agreed not to increase its percentage ownership in Akbank.

Strategic Investment and Cooperation Agreement with Guangdong Development Bank

On December 17, 2006, a Citigroup-led consortium acquired an 85.6% stake in Guangdong Development Bank (“GDB”). Citigroup’s share is 20% of GDB and its investment of approximately $725 million will be accounted for under the equity method.

In accordance with the parties’ agreement, Citigroup will have significant management influence at GDB to enhance GDB’s management team and corporate governance standards, instill operational and lending best practices, improve risk management and internal controls, upgrade GDB’s information technology infrastructure, and further develop GDB’s customer service and product offerings.

Central American Acquisitions

Grupo Cuscatlan

On December 13, 2006, Citigroup announced the agreement to acquire the subsidiaries of Grupo Cuscatlan for $1.51 billion in cash and stock from Corporacion UBC Internacional S.A. Grupo Cuscatlan is one of the leading financial groups in Central America, with total assets of $5.4 billion, total loans of $3.5 billion, and total deposits of $3.4 billion. Grupo Cuscatlan has operations in El Salvador, Guatemala, Costa Rica, Honduras and Panama. This acquisition is subject to U.S. and local country regulatory approvals and is expected to close later in the 2007 first quarter.

Grupo Financiero Uno

On October 27, 2006, Citigroup announced that it had reached a definitive agreement to acquire Grupo Financiero Uno (GFU), the largest credit card issuer in Central America, and its affiliates. The acquisition of GFU, with $2.1 billion in assets, will expand the presence of Citigroup’s Latin America consumer franchise, enhancing its credit card business in the region and establishing a platform for regional growth in Consumer Finance and Retail Banking.

GFU is privately held and has more than one million retail clients, representing 1.1 million credit card accounts, $1.2 billion in credit card receivables and $1.3 billion in deposits in Guatemala, El Salvador, Honduras, Nicaragua, Costa Rica and Panama. GFU operates a distribution network of 75 branches and more than 100 mini-branches and points of sale.

This acquisition, which is subject to regulatory approvals in the United States and each of the six countries, is anticipated to close later in the 2007 first quarter.

Sale of Avantel

In November 2006, Citigroup sold its investment in Avantel, a leading long-distance telecom service provider in Mexico, to AXTEL. The transaction resulted in an after-tax gain of $145 million ($234 million pretax) in the 2006 fourth quarter. The investment in Avantel was initially acquired by Citigroup as part of its acquisition of Banamex in 2001 and was subsequently increased with the purchase of an additional stake in 2005.

Repositioning of the Japan Consumer Finance Business

On January 8, 2007, Citigroup announced that it would reposition its consumer finance business in Japan. This decision is the result of changes in the operating environment in the consumer finance business in Japan, and the passage on December 13, 2006, of changes to Japan’s consumer lending laws. The change in law will lower the interest rates permissible on new consumer finance loans by 2010.

In the 2006 fourth quarter, the Company recorded a $375 million after-tax ($581 million pretax) charge to increase reserves for estimated losses resulting from customer refund settlements in the business. This charge was recorded as a reduction to interest revenue on loans. The Company also recorded a $40 million after-tax ($60 million pretax) repositioning charge for costs associated with closing approximately 270 branches and 100 automated loan machines. This repositioning is consistent with the company’s efforts to establish a lower-cost platform for the business and will enable it to compete more effectively in the new interest rate environment in Japan.

Finalizing the 2005 Sale of Asset Management Business

On December 1, 2005, the Company sold substantially all of its Asset Management Business to Legg Mason Inc. (Legg Mason) in exchange for Legg Mason’s broker-dealer and capital markets businesses, $2.298 billion of Legg Mason’s common and preferred shares (valued as of the closing date), and $500 million in cash. This cash was obtained via a lending facility provided by Citigroup CIB business. The transaction did not include

Citigroup’s asset management business in Mexico, its retirement services business in Latin America (both of which are included in International Retail Banking) or its interest in the CitiStreet joint venture (which is included in Smith Barney). The total value of the transaction at the time of closing was approximately $4.369 billion, resulting in an after-tax gain for Citigroup of approximately $2.082 billion ($3.404 billion pretax), which was reported in discontinued operations.

Concurrent with this sale, the Company sold Legg Mason’s capital markets business to Stifel Financial Corp. (The transactions described in the above two paragraphs are referred to as the “Sale of the Asset Management Business.”)

With the receipt of Legg Mason’s broker-dealer business, the Company added 1,226 financial advisors in 124 branch offices to its Global Wealth Management business.

During March 2006, the Company sold 10.3 million shares of Legg Mason stock through an underwritten public offering. The net sale proceeds of $1.258 billion resulted in a pretax gain of $24 million in Alternative Investments.

In September 2006, the Company received from Legg Mason the final closing adjustment payment related to this sale. This payment resulted in an additional after-tax gain of $51 million ($83 million pretax), recorded in discontinued operations.

Additional information can be found in Note 3 to the Consolidated Financial Statements on page 118.

Resolution of Tax Audits

New York State and New York City

In September 2006, Citigroup reached a settlement agreement with the New York State and New York City taxing authorities regarding various tax liabilities for the years 1998 – 2005 (referred to above and hereinafter as the “resolution of the New York Tax Audits”).

For the 2006 third quarter, the Company released $254 million from its tax contingency reserves, which resulted in increases of $237 million in after-tax income from continuing operations and $17 million in after-tax Income from discontinued operations.

Federal

In March 2006, the Company received a notice from the Internal Revenue Service (IRS) that they had concluded the tax audit for the years 1999 through 2002 (referred to hereinafter as the “resolution of the Federal Tax Audit”). For the 2006 first quarter, the Company released a total of $657 million from its tax contingency reserves related to the resolution of the Federal Tax Audit.

The following table summarizes the 2006 tax benefits, by business, from the resolution of the New York Tax Audits and Federal Tax Audit:

In millions of dollars	New York City and New York State Audits	Federal Audit	Total
Global Consumer	$79	$290	$369
Corporate and Investment Banking	116	176	292
Global Wealth Management	34	13	47
Alternative Investments	—	58	58
Corporate/Other	8	61	69
Continuing Operations	$237	$598	$835
Discontinued Operations	$17	$59	$76
Total	$254	$657	$911

Finalizing the 2005 Sale of Travelers Life & Annuity

On July 1, 2005, the Company sold Citigroup’s Travelers Life & Annuity and substantially all of Citigroup’s international insurance businesses to MetLife. The businesses sold were the primary vehicles through which Citigroup engaged in the Life Insurance and Annuities business. This transaction encompassed Travelers Life & Annuity’s U.S. businesses and its international operations, other than Citigroup’s life insurance business in Mexico (which is now included within International Retail Banking). (This transaction is referred to hereinafter as the “Sale of the Life Insurance and Annuities Business”).

At closing, Citigroup received $1.0 billion in MetLife equity securities and $10.830 billion in cash, which resulted in an after-tax gain of approximately $2.120 billion ($3.386 billion pretax), which was included in discontinued operations.

In July 2006, Citigroup recognized an $85 million after-tax gain from the sale of MetLife shares. This gain was reported within Income from continuing operations in the Alternative Investments business.

In July 2006, the Company received the final closing adjustment payment related to this sale, resulting in an after-tax gain of $75 million ($115 million pretax), which was recorded in discontinued operations.

Additional information can be found in Note 3 to the Consolidated Financial Statements on page 118.

Sale of Upstate New York Branches

On June 30, 2006, Citigroup sold the Upstate New York Financial Center Network, consisting of 21 branches in Rochester, N.Y., and Buffalo, N.Y. to M&T Bank (referred to hereinafter as the “Sale of New York Branches”). Citigroup received a premium on deposit balances of approximately $1 billion. An after-tax gain of $92 million ($163 million pretax) was recognized in the 2006 second quarter.

Acquisition of Federated Credit Card Portfolio and Credit Card Agreement With Federated Department Stores

In June 2005, Citigroup announced a long-term agreement with Federated Department Stores, Inc. (Federated) under which the companies partner to acquire and manage approximately $6.2 billion of Federated’s credit card receivables, including existing and new accounts, executed in three phases.

For the first phase, which closed in October 2005, Citigroup acquired Federated’s receivables under management, totaling approximately $3.3 billion. For the second phase, which closed in May 2006, additional Federated receivables totaling approximately $1.9 billion were transferred to Citigroup from the previous provider. For the final phase, in July 2006, Citigroup acquired the approximately $1.0 billion credit card receivable portfolio of The May Department Stores Company (May), which merged with Federated.

Citigroup paid a premium of approximately 11.5% to acquire these portfolios. The multi-year agreement also provides Federated the ability to participate in the portfolio performance, based on credit sales and certain other performance metrics.

The Federated and May credit card portfolios comprise a total of approximately 17 million active accounts.

MasterCard Initial Public Offering

In June 2006, MasterCard conducted a series of transactions consisting of: (i) an IPO of new Class A stock, (ii) an exchange of its old Class A stock held by its member banks for shares of its new Class B and Class M stocks, and

(iii) a partial redemption of the new Class B stock held by the member banks. Citigroup, as one of MasterCard’s member banks, received 4,946,587 shares of Class B stock, 48 shares of Class M stock, and $123 million in cash as a result of these transactions. An after-tax gain of $78 million ($123 million pretax) was recognized in the 2006 second quarter related to the cash redemption of shares.

Consolidation of Brazil’s CrediCard

In April 2006, Citigroup and Banco Itau dissolved their joint venture in CrediCard, a Brazilian consumer credit card business. In accordance with the dissolution agreement, Banco Itau received half of CrediCard’s assets and customer accounts in exchange for its 50% ownership, leaving Citigroup as the sole owner of CrediCard.

Adoption of the Accounting for Share-Based Payments

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which replaced the existing SFAS 123 and superseded Accounting Principles Board (APB) 25. SFAS 123(R) requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments’ fair value, reduced by expected forfeitures.

In adopting this standard, the Company conformed to recent accounting guidance that restricted or deferred stock awards issued to retirement-eligible employees who meet certain age and service requirements must be either expensed on the grant date or accrued over a service period prior to the grant date. This charge consisted of $398 million after-tax ($648 million pretax) for the immediate expensing of awards granted to retirement-eligible employees in January 2006.

The following table summarizes the SFAS 123(R) impact, by segment, on the 2006 first quarter pretax compensation expense for stock awards granted to retirement-eligible employees in January 2006:

In millions of dollars	2006 First Quarter
Global Consumer	$121
Corporate and Investment Banking	354
Global Wealth Management	145
Alternative Investments	7
Corporate/Other	21
Total	$648

The following table summarizes the quarterly SFAS 123(R) impact on 2006 pretax compensation expense (and after-tax impact) for the quarterly accrual of the estimated stock awards that were granted in January 2007:

In millions of dollars	Pretax	After-tax
First quarter 2006	$198	$122
Second quarter 2006	168	104
Third quarter 2006	195	127
Fourth quarter 2006	263	173
Total 2006	$824	$526

The Company changed the plan’s retirement eligibility for the January 2007 management awards, which affected the amount of the accrual in the 2006 second, third and fourth quarters.

Additional information can be found in Notes 1 and 8 to the Consolidated Financial Statements on pages 129 and 142, respectively.

Credit Reserves

During the year ended December 31, 2006, the Company recorded a net release/utilization of its credit reserves of $356 million, consisting of a net release/utilization of $626 million in Global Consumer and a net build of $270 million in CIB. The net release/utilization in Global Consumer was primarily due to lower bankruptcy filings, a stable credit environment in the U.S. Consumer portfolio and International portfolio and a release of approximately $200 million related to Hurricane Katrina. Partially offsetting the net releases were builds in Mexico, primarily driven by target market expansion in Cards, Taiwan, due to the impact of industry-wide credit condition in Cards, and Japan, related to the changes in the consumer lending environment (see discussion on page 28).

The net build of $270 million in CIB was primarily comprised of $261 million in Capital Markets and Banking, which included a $232 million reserve increase for unfunded lending commitments during the year. The net build reflected growth in loans and unfunded commitments and a change in credit rating of certain counterparties in certain industries.

EVE NTS IN 2005

Change in EMEA Consumer Write-off Policy

Prior to the third quarter of 2005, certain Western European consumer portfolios were granted an exception to Citigroup’s global write-off policy. The exception extended the write-off period from the standard 120-day policy for personal installment loans, and was granted because of the higher recovery rates experienced in these portfolios. During 2005, Citigroup observed lower actual recovery rates, stemming primarily from a change in bankruptcy and wage garnishment laws in Germany and, as a result, rescinded the exception to the global standard. The net charge was $332 million ($490 million pretax) resulting from the recording of $1.153 billion of write-offs and a corresponding utilization of $663 million of reserves in the 2005 third quarter.

These write-offs did not relate to a change in the portfolio credit quality but rather to a change in environmental factors due to law changes and consumer behavior that led Citigroup to re-evaluate its estimates of future long-term recoveries and their appropriateness to the write-off exception.

Hurricane Katrina

In the 2005 third quarter, the Company recorded a $222 million after-tax charge ($357 million pretax) for the estimated probable losses incurred from Hurricane Katrina. This charge consisted primarily of additional credit costs in U.S. Cards, U.S. Commercial Business, U.S. Consumer Lending and U.S. Retail Distribution businesses, based on total credit exposures of approximately $3.6 billion in the Federal Emergency Management Agency (FEMA) Individual Assistance designated areas. This charge did not include an after-tax estimate of $75 million ($109 million pretax) for fees and interest due from related customers that were waived during 2005. Since the 2005 third quarter, approximately $241 million of these reserves were utilized or released.

United States Bankruptcy Legislation

On October 17, 2005, the Bankruptcy Reform Act (or the Act) became effective. The Act imposed a means test to determine if people who file for Chapter 7 bankruptcy earn more than the median income in their state and could repay at least $6,000 of unsecured debt over five years. Bankruptcy filers who meet this test are required to enter into a repayment plan under Chapter 13, instead of canceling their debt entirely under Chapter 7. As a result of these more stringent guidelines, bankruptcy claims accelerated prior to the effective date. The incremental bankruptcy losses over the Company’s estimated baseline in 2005 that was attributable to the Act in U.S. Cards business was approximately $970 million on a managed basis ($550 million in the Company’s on-balance portfolio and $420 million in the securitized portfolio). In addition, the U.S. Retail Distribution business incurred incremental bankruptcy losses of approximately $90 million during 2005.

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

Sale of Nikko Cordial Stake

On December 20, 2005, Citigroup reduced its stake in Nikko Cordial from approximately 11.2% to 4.9%. The sale resulted in an after-tax gain of $248 million ($386 million pretax). In connection with this sale, Nikko Cordial and Citigroup each contributed an additional approximately $175 million to their joint venture, Nikko Citigroup Limited.

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

Homeland Investment Act Benefit

The Company’s 2005 full-year results from continuing operations include a $198 million tax benefit from the Homeland Investment Act provision of the American Jobs Creation Act of 2004, net of the impact of remitting income earned in 2005 and prior years that would otherwise have been indefinitely invested overseas. The amount of dividends that were repatriated relating to this benefit is approximately $3.2 billion.

Copelco Litigation Settlement

In 2000, Citigroup purchased Copelco Capital, Inc., a leasing business, from Itochu International Inc. and III Holding Inc. (formerly known as Copelco Financial Services Group, Inc., collectively referred to herein as “Itochu”) for $666 million. During 2001, Citigroup filed a lawsuit asserting breach of representations and warranties, among other causes of action, under the Stock Purchase Agreement entered into between Citigroup and Itochu in March of 2000. During the 2005 third quarter, Citigroup and Itochu signed a settlement agreement that mutually released all claims, and under which Itochu paid Citigroup $185 million which was recorded in pretax income.

Mexico Value Added Tax (VAT) Refund

During the 2005 third quarter, Citigroup Mexico received a $182 million refund of VAT taxes from the Mexican Government related to the 2003 and 2004 tax years as a result of a Mexico Supreme Court ruling. The refund was recorded as a reduction of $140 million (pretax) in other operating expense and $42 million (pretax) in other revenue.

Settlement of Enron Class Action Litigation

As described in the “Legal Proceedings” discussion on page 169, during the 2005 second quarter, Citigroup settled class action litigation brought on behalf of purchasers of Enron securities.

Settlement of the Securities and Exchange Commission’s Transfer Agent Investigation

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

During the 2005 second quarter, Citigroup also consolidated its capital markets funding activities into two legal entities: (i) Citigroup Inc., which issues long-term debt, trust preferred securities, and preferred and common stock, and (ii) Citigroup Funding Inc. (CFI), a first-tier subsidiary of Citigroup, which issues commercial paper, medium-term notes and structured equity-linked and credit-linked notes, all of which is guaranteed by Citigroup.

As part of the funding consolidation, Citigroup also guaranteed and continues to guarantee various debt obligations of Citigroup Global Markets Holdings Inc. (CGMHI) as well as all of the outstanding debt obligations under CGMHI’s publicly-issued securities. CGMHI no longer files periodic reports with the SEC and continues to be rated on the basis of a guarantee of its financial obligations from Citigroup.

Repositioning Charges

The Company recorded a $272 million after-tax ($435 million pretax) charge during the 2005 first quarter for repositioning costs. The repositioning charges were predominantly severance-related costs recorded in CIB ($151 million after-tax) and in Global Consumer ($95 million after-tax). These repositioning actions were consistent with the Company’s objectives of controlling expenses while continuing to invest in growth opportunities.

Resolution of Glendale Litigation

During the 2005 first quarter, the Company recorded a $72 million after-tax gain ($114 million pretax) following the resolution of Glendale Federal Bank v. United States, an action brought by Glendale Federal Bank.

Acquisition of First American Bank

On March 31, 2005, Citigroup completed the acquisition of First American Bank in Texas (FAB). The transaction established Citigroup’s retail branch presence in Texas, giving Citigroup 106 branches, $4.2 billion in assets and approximately 120,000 new customers in the state at the time of the transaction’s closing. The results of FAB are included in the Consolidated Financial Statements from March 2005 forward.

Divestiture of the Manufactured Housing Loan Portfolio

On May 1, 2005, Citigroup completed the sale of its manufactured housing loan portfolio, consisting of $1.4 billion in loans, to 21st Mortgage Corp. The Company recognized a $109 million after-tax loss ($157 million pretax) in the 2005 first quarter related to the divestiture.

Divestiture of CitiCapital’s Transportation Finance Business

On January 31, 2005, the Company completed the sale of CitiCapital’s Transportation Finance Business based in Dallas and Toronto to GE Commercial Finance for total cash consideration of approximately $4.6 billion. The sale resulted in an after-tax gain of $111 million ($161 million pretax).

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

The Company’s Private Bank operations in Japan had total revenues, net of interest expense, of $200 million and net income of $39 million (excluding the Exit Plan Charge) during the year ended December 31, 2004, and $264 million and $83 million, respectively, for 2003.

On October 25, 2004, Citigroup announced its decision to wind down Cititrust and Banking Corporation (Cititrust), a licensed trust bank in Japan, after concluding that there were internal control, compliance and governance issues in that subsidiary. On April 22, 2005, the FSA issued an administrative order requiring Cititrust to suspend from engaging in all new trust business in 2005. Cititrust closed all customer accounts in 2005.

EVENTS IN 2 004

Settlement of WorldCom Class Action Litigation and Charge for Regulatory and Legal Matters

During the 2004 second quarter, Citigroup recorded a charge of $4.95 billion after-tax ($7.915 billion pretax) related to a settlement of class action litigation brought on behalf of purchasers of WorldCom securities and an increase in litigation reserves.

Sale of Samba Financial Group

On June 15, 2004, the Company sold, for cash, its 20% equity investment in The Samba Financial Group (Samba, formerly known as the Saudi American Bank), to the Public Investment Fund, a Saudi public sector entity. Citigroup recognized an after-tax gain of $756 million ($1.168 billion pretax) on the sale during the 2004 second quarter. The gain was shared equally between Global Consumer and CIB.

Acquisition of KorAm Bank

On April 30, 2004, Citigroup completed its tender offer to purchase all of the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total, Citigroup has acquired 99.9% of KorAm’s outstanding shares for a total of KRW 3.14 trillion ($2.7 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward.

Divestiture of Electronic Financial Services Inc.

During January 2004, the Company completed the sale for cash of Electronic Financial Services Inc. (EFS) for $390 million. EFS is a provider of government-issued benefit payments and prepaid stored-value cards used by state and federal government agencies, as well as stored-value services for private institutions. The sale of EFS resulted in an after-tax gain of $180 million ($255 million pretax) in the 2004 first quarter.

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

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Notes to the Consolidated Financial Statements on page 109 contain a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements. These policies, as well as estimates made by management, are integral to the presentation of the Company’s financial condition. It is important to note that they require management to make difficult, complex or subjective judgments and estimates, at times, regarding matters that are inherently uncertain. Management has discussed each of these significant accounting policies, the related estimates and its judgments with the Audit and Risk Management Committee of the Board of Directors. Additional information about these policies can be found in Note 1 to the Consolidated Financial Statements on page 109.

Certain statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page 97.

Valuations of Financial Instruments

The Company holds fixed income and equity securities, derivatives, investments in private equity and other financial instruments. The Company holds its investments and trading assets and liabilities on the balance sheet to meet customer needs, to manage liquidity needs and interest rate risks, and for proprietary trading and private equity investing.

Substantially all of these assets and liabilities are reflected at fair value on the Company’s balance sheet. Fair values are considered verified if they meet one of the following criteria:

•	Externally substantiated via comparison to quoted market prices or third-party broker quotations;
•

By using models that are validated by qualified personnel independent of the area that created the model and inputs that are verified by comparison to third-party broker quotations or other third-party sources where available; or

•	By using alternative procedures such as comparison to comparable securities and/or subsequent liquidation prices.

At December 31, 2006 and 2005, respectively, approximately 94.9% and 94.5% of the available-for-sale and trading portfolios’ gross assets and liabilities (prior to netting positions pursuant to FIN 39 and excluding Global Consumer’s credit card and mortgage securitization interest-only strips) are considered verified and approximately 5.1% and 5.5% are considered unverified. Of the unverified assets, at December 31, 2006 and 2005, respectively, approximately 50.3% and 60.6% consist of cash products, where independent quotes were not available and/or alternative procedures were not feasible, and 49.7% and 39.4% consist of derivative products where either the model was not validated and/or the inputs could not be substantiated due to the lack of appropriate market quotations. Such values are actively reviewed by management.

Changes in the valuation of the trading assets and liabilities flow through the income statement. Changes in the valuation of available-for-sale assets generally flow through other comprehensive income, which is a component of equity on the balance sheet. A full description of the Company’s related policies and procedures can be found in Notes 1, 14 and 15 to the Consolidated Financial Statements on pages 129, 153, and 154, respectively.

Allowance for Credit Losses

Management provides reserves for an estimate of probable losses inherent in the funded loan portfolio on the balance sheet in the form of an allowance for credit losses. In addition, management has established and maintained reserves for the potential losses related to the Company’s off-balance sheet exposures of unfunded lending commitments, including standby letters of credit and guarantees. These reserves are established in accordance with Citigroup’s Loan Loss Reserve Policies, as approved by the Audit Committee of the Company’s Board of Directors. Under these policies, the Company’s Senior Risk Officer and Chief Financial Officer review the adequacy of the credit loss reserves each quarter with representatives from Risk and Finance staffs for each applicable business area.

During these reviews, these above-mentioned representatives covering the business area having classifiably-managed portfolios (that is, portfolios where internal credit-risk ratings are assigned, which are primarily Corporate and Investment Banking, Global Consumer’s commercial lending businesses, and Global Wealth Management) present recommended reserve balances for their funded and unfunded lending portfolios along with supporting quantitative and qualitative data. The quantitative data include:

•

Estimated probable losses for non-performing, non-homogeneous exposures within a business line’s classifiably-managed portfolio. Consideration is given to all available evidence when determining this estimate including, as appropriate: (i) the present value of expected future cash flows discounted at the loan’s contractual effective rate; (ii) the borrower’s overall financial condition, resources and payment record; and (iii) the prospects for support from financially responsible guarantors or the realizable value of any collateral.

•

Statistically calculated losses inherent in the classifiably-managed portfolio for performing and de minimis non-performing exposures. The calculation is based upon: (i) Citigroup’s internal system of credit-risk ratings, which are analogous to the risk ratings of the major rating agencies; (ii) the Corporate portfolio database; and (iii) historical default and loss data, including rating agency information regarding default rates from 1983 to 2005, and internal data, dating to the early 1970s, on severity of losses in the event of default.

•

Additional adjustments include: (i) statistically calculated estimates to cover the historical fluctuation of the default rates over the credit cycle, the historical variability of loss severity among defaulted loans, and the degree to which there are large obligor concentrations in the global portfolio; and (ii) adjustments made for specifically known items, such as current environmental factors and credit trends.

In addition, representatives from both the Risk Management and Finance Staffs that cover business areas which have delinquency-managed portfolios containing smaller homogeneous loans (primarily Global Consumer’s non-commercial lending areas) present their recommended reserve balances based upon historical delinquency flow rates, charge-off statistics and loss severity. This methodology is applied separately for each individual product within each different geographic region in which these portfolios exist. Adjustments are also made for specifically known items, such as changing regulations, current environmental factors and credit trends.

This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, loss recovery rates, the size and diversity of individual large credits, and the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing, among other things, are all taken into account during this review. Changes in these estimates could have a direct impact on the credit costs in any quarter and could result in a change in the allowance. Changes to the reserve flow through the income statement on the lines “provision for loan losses” and “provision for unfunded lending commitments.” For a further description of the loan loss reserve and related accounts, see Notes 1 and 17 to the Consolidated Financial Statements on pages 129 and 157, respectively.

Securitizations

The Company securitizes a number of different asset classes as a means of strengthening its balance sheet and to access competitive financing rates in the market. Under these securitization programs, assets are sold into a trust and used as collateral by the trust to access financing. The cash flows from assets in the trust service the corresponding trust securities. If the structure of the trust meets stringent accounting guidelines, trust assets are treated as sold and no longer reflected as assets of the Company. If these guidelines are not met, the assets continue to be recorded as the Company’s assets, with the financing activity recorded as liabilities on Citigroup’s balance sheet. The Financial Accounting Standards Board (FASB) is currently working on amendments to the accounting standards governing asset transfers and securitization accounting. Upon completion of these standards the Company will need to re-evaluate its accounting and disclosures. Due to the FASB’s ongoing deliberations, the Company is unable to accurately determine the effect of future amendments at this time.

The Company assists its clients in securitizing their financial assets and also packages and securitizes financial assets purchased in the financial markets. The Company may also provide administrative, asset management, underwriting, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service these financial assets.

A complete description of the Company’s accounting for securitized assets can be found in “Off-Balance Sheet Arrangements” on page 92 and in Notes 1 and 22 to the Consolidated Financial Statements on pages 109 and 143, respectively.

Income Taxes

The Company is subject to the Income tax laws of the U.S, its states and municipalities and those of the foreign jurisdictions in which the Company operates. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.

Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

The Company reviews these balances quarterly and as new information becomes available, the balances are adjusted, as appropriate.

The Company is in the process of implementing FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, and which will be effective as of January 1, 2007. See Note 1 to the Consolidated Financial Statements on page 109.

See Note 10 to the Consolidated Financial Statements on page 130 for a further description of the Company’s provision and related income tax assets and liabilities.

Legal Reserves

The Company is subject to legal, regulatory and other proceedings and claims arising from conduct in the ordinary course of business. These proceedings include actions brought against the Company in its various roles, including acting as a lender, underwriter, broker-dealer or investment advisor. Reserves are established for legal and regulatory claims based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in the Company’s financial statements and SEC filings, management’s view of the Company’s exposure. The Company reviews outstanding claims with internal as well as external counsel to assess probability and estimates of loss. The risk of loss is reassessed as new information becomes available and reserves are adjusted, as appropriate. The actual cost of resolving a claim may be substantially higher, or lower, than the amount of the recorded reserve. See Note 27 to the Consolidated Financial Statements on page 155 and the discussion of “Legal Proceedings” beginning on page 169.

Accounting Changes and Future Application of Accounting Standards

See Note 1 to the Consolidated Financial Statements on page 109 for a discussion of Accounting Changes and the Future Application of Accounting Standards.

SEGMENT, PRODUCT AND REGIONAL NET INCOME

The following tables show the net income (loss) for Citigroup’s businesses on a segment and product view and on a regional view:

CITIGROUP NET INCOME—SEGMENT AND PRODUCT VIEW

In millions of dollars	2006	2005 (1)	2004 (1)	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Global Consumer
U.S. Cards	$3,890	$2,754	$3,562	41%	(23)%
U.S. Retail Distribution	2,027	1,752	2,019	16	(13)
U.S. Consumer Lending	1,912	1,938	1,664	(1)	16
U.S. Commercial Business	561	729	765	(23)	(5)
Total U.S. Consumer (2)	$8,390	$7,173	$8,010	17%	(10)%
International Cards	$1,137	$1,373	$1,137	(17)%	21%
International Consumer Finance	40	642	586	(94)	10
International Retail Banking	2,840	2,083	2,157	36	(3)
Total International Consumer	$4,017	$4,098	$3,880	(2)%	6%
Other	$(351)	$(374)	$97	6%	NM
Total Global Consumer	$12,056	$10,897	$11,987	11%	(9)%
Corporate and Investment Banking
Capital Markets and Banking	$5,763	$5,327	$5,395	8%	(1)%
Transaction Services	1,426	1,135	1,045	26	9
Other	(62)	433	(4,398)	NM	NM
Total Corporate and Investment Banking	$7,127	$6,895	$2,042	3%	NM
Global Wealth Management
Smith Barney	$1,005	$871	$891	15%	(2)%
Private Bank	439	373	318	18	17
Total Global Wealth Management	$1,444	$1,244	$1,209	16%	3%
Alternative Investments	$1,276	$1,437	$768	(11)%	87%
Corporate/Other	(654)	(667)	48	2	NM
Income from Continuing Operations	$21,249	$19,806	$16,054	7%	23%
Income from Discontinued Operations	289	4,832	992	(94)	NM
Cumulative Effect of Accounting Change	—	(49)	—	—	—
Total Net Income	$21,538	$24,589	$17,046	(12)%	44%

(1)	Reclassified to conform to the current period’s presentation. See Note 4 to the Consolidated Financial Statements on page 120 for assets by segment and the segment balance sheet on page 80.
(2)	U.S. disclosure includes Canada and Puerto Rico.

NM Not meaningful.

CITIGROUP NET INCOME—REGIONAL VIEW

In millions of dollars	2006	2005 (1)	2004 (1)	% Change 2006 vs. 2005	% Change 2005 vs. 2004
U.S. (2)
Global Consumer	$8,039	$6,799	$7,729	18%	(12)%
Corporate and Investment Banking	2,209	2,950	(2,190)	(25)	NM
Global Wealth Management	1,210	1,141	1,179	6	(3)
Total U.S.	$11,458	$10,890	$6,718	5%	62%
Mexico
Global Consumer	$1,605	$1,432	$978	12%	46%
Corporate and Investment Banking	346	450	659	(23)	(32)
Global Wealth Management	36	44	52	(18)	(15)
Total Mexico	$1,987	$1,926	$1,689	3%	14%
Latin America
Global Consumer	$202	$236	$296	(14)%	(20)%
Corporate and Investment Banking	638	619	813	3	(24)
Global Wealth Management	12	17	43	(29)	(60)
Total Latin America	$852	$872	$1,152	(2)%	(24)%
EMEA
Global Consumer	$725	$374	$1,180	94%	(68)%
Corporate and Investment Banking	2,011	1,130	1,136	78	(1)
Global Wealth Management	23	8	15	NM	(47)
Total EMEA	$2,759	$1,512	$2,331	82%	(35)%
Japan
Global Consumer	$119	$706	$616	(83)%	15%
Corporate and Investment Banking	272	498	334	(45)	49
Global Wealth Management	—	(82)	(205)	100	60
Total Japan	$391	$1,122	$745	(65)%	51%
Asia
Global Consumer	$1,366	$1,350	$1,188	1%	14%
Corporate and Investment Banking	1,651	1,248	1,290	32	(3)
Global Wealth Management	163	116	125	41	(7)
Total Asia	$3,180	$2,714	$2,603	17%	4%
Alternative Investments	$1,276	$1,437	$768	(11)%	87%
Corporate/Other	(654)	(667)	48	2	NM
Income from Continuing Operations	$21,249	$19,806	$16,054	7%	23%
Income from Discontinued Operations	289	4,832	992	(94)	NM
Cumulative Effect of Accounting Change	—	(49)	—	—	—
Total Net Income	$21,538	$24,589	$17,046	(12)%	44%
Total International	$9,169	$8,146	$8,520	13%	(4)%

(1)	Reclassified to conform to the current period’s presentation.
(2)	Excludes Alternative Investments and Corporate/Other, which are predominantly related to the U.S. The U.S. regional disclosure includes Canada and Puerto Rico. Global Consumer for the U.S. includes Other Consumer (except for the Samba gain which is allocated to EMEA).

NM Not meaningful.

SELECTED REVENUE AND EXPENSE ITEMS

Revenues

Net interest revenue in 2006 was $39.5 billion, up $248 million, or 1%, from net interest revenue of $39.2 billion in 2005. Increases in business volumes during 2006 were offset by spread compression, as the Company’s cost of funding increased more significantly than the rates on interest-earning assets, and due to a $666 million charge against net interest revenue related to changes in Japan consumer lending laws in International Consumer Finance. Rates on the Company’s interest-earning assets were affected by competitive pricing, as well as business mix shifts. Net interest revenue in 2005 decreased $2.4 billion, or 6%, from 2004 as the impact of spread compression and competitive pricing exceeded increases in business volumes.

Total commissions and fees and administration and other fiduciary fees revenue of $26.5 billion was up $3.2 billion, or 14%, in 2006. Strong investment banking results, higher business volumes in transaction services, the integration of Legg Mason in Smith Barney, and the absence of a $565 million write-off of deferred rewards costs recorded in 2005 drove the increase. The 2005 total commissions and fees and administration and other fiduciary fees revenue of $23.3 billion was up $1.8 billion, or 8%, from 2004. The 2005 increase was attributable to the mark-to-market of Consumer Lending mortgage servicing assets, higher transactional volumes, and strong results in bank card fees and investment banking, offset by the write-off of deferred rewards costs.

Insurance premiums of $3.2 billion in 2006 were up $70 million, or 2%, from 2005 and up $406 million, or 15%, in 2005 compared to 2004. The consecutive year-over-year increases were driven by higher business volumes.

Principal transactions revenues of $7.7 billion in 2006 increased $1.3 billion, or 20%, from 2005, primarily in equity markets. Principal transactions revenue in 2005 increased $2.7 billion, or 73%, from 2004, primarily driven by the fixed income and equity markets.

Realized gains from sales of investments of $1.8 billion in 2006 were down $171 million from 2005, due to the absence of 2005 gains of $484 million on the sale of portions of St. Paul Travelers shares in Alternative Investments and of $386 million on the sale of Nikko Cordial stock in CIB, offset by 2006 gains of $252 million on the sale of $23.4 billion of mortgage-backed securities in Consumer Lending, and $225 million on the sale of the remaining St. Paul Travelers shares in Alternative Investments. The increase from 2004 of $1.1 billion was primarily attributable to the gains on the sale of Nikko Cordial stock and sales of St. Paul Travelers shares over the course of the year.

Other revenue of $11.0 billion in 2006 increased $1.4 billion, or 14%, from 2005, primarily driven by a $234 million gain on the sale of Avantel in International Retail Banking and higher replenishment gains from securitization activities as well as higher net excess spread revenues from previously securitized receivables in U.S. Cards, offset by a decrease in Alternative Investments due to lower investment performance. Other revenue increased $365 million, or 4%, from $9.2 billion in 2004 to $9.6 billion in 2005. This was due to higher securitization activity in U.S. Cards and positive investment performance in Alternative Investments offset by the absence of the $1.2 billion gain on the sale of Samba recorded in 2004.

Operating Expenses

Operating expenses increased $6.9 billion, or 15%, to $52.0 billion in 2006. The increase was primarily in compensation and benefits due to higher headcount, increased incentive compensation in CIB, and SFAS 123(R) costs, as well as investment spending. Operating expenses of $45.2 billion in 2005 declined $4.6 billion, or 9%, from 2004. The decrease was due to the absence of a reserve charge of $7.9 billion for the WorldCom and Litigation Reserve Charge and $400 million related to Private Bank Japan Exit Plan Charge recorded in 2004, offset by a $600 million release from the WorldCom and Litigation Reserve Charge and increased expenses related to higher incentive compensation in CIB and higher pension and insurance expenses.

Global Consumer reported an 11% increase from 2005 to 2006. U.S. Consumer increased 5% on increased business volumes and investments in new branches. International Consumer increased 18% primarily due to branch expansions and the integration of CrediCard. International Consumer primarily drove the increase of 5% from 2004 to 2005 in Global Consumer as a result of branch expansion and repositioning charges.

CIB reported a 21% rise in expenses over the prior year as a result of higher incentive compensation (due to revenue increase of 14%), SFAS 123(R) costs and the absence of the reserve release from the WorldCom and Litigation Reserve Charge in 2005.

Global Wealth Management expenses increased 20% driven by costs associated with the integration of the financial consultants from Legg Mason and SFAS 123(R) costs. The change in expenses from 2004 to 2005 was flat.

Alternative Investments increased 21% from the prior year, which was up 37% from 2004, due to compensation expenses.

Provisions for Credit Losses and for Benefits and Claims

The provision for credit losses for 2006 was $7.0 billion, down $1.2 billion, or 15%, from 2005, which in turn, was up $1.9 billion from 2004. Policyholder benefits and claims were $967 million, $867 million, and $884 million for 2006, 2005, and 2004, respectively.

Global Consumer provisions for loan losses and for policyholder benefits and claims of $7.6 billion in 2006 were down $1.5 billion, or 16% from 2005.

The declines in consumer were mainly due to lower bankruptcy filings, a stable credit environment that drove lower net credit loss ratios, and the absence of a $490 million charge to standardize the EMEA consumer loan write-off policies with the global write-off policy in the prior year.

Offsetting these declines were increases: in the Mexico cards portfolio; in Asia, primarily related to industry-wide credit conditions in the Taiwan cards market; and in Japan, primarily related to legislative and other actions affecting the consumer finance industry in that country.

The increase from 2004 of $966 million, or 12%, to $9.1 billion in 2005 was primarily due to increases in International Retail Banking, U.S. Retail Distribution, International Cards, and U.S. Commercial Business, partially offset by decreases in U.S. Cards, International Consumer Finance and U.S. Consumer Lending. Net credit losses were $7.262 billion, and the related loss ratio was 1.52% in 2006, as compared to $8.683 billion and 2.01% in 2005 and $8.471 billion and 2.13% in 2004.

The CIB provision for credit losses in 2006 increased $401 million from 2005 to $359 million. The 2005 provision was up $933 million from 2004. The increase in 2006 primarily resulted from the absence of gross credit recoveries in the prior year. Corporate cash-basis loans at December 31, 2006, 2005 and 2004 were $535 million, $1.004 billion and $1.906 billion, respectively.

Income Taxes

The Company’s effective tax rate on continuing operations of 27.3% in 2006 declined from 30.8% in 2005. The 2006 tax provision on continuing operations included a $598 million benefit from the resolution of the Federal Tax Audit and a $237 million benefit from the resolution of the New York Tax Audits. The 2005 tax provision on continuing operations included a $198 million benefit from the Homeland Investment Act provision of the American Jobs Creation Act of 2004 net of the impact of remitting income earned in 2005 and prior years that would otherwise have been indefinitely invested overseas, and a $65 million release due to the resolution of an audit. The 2006 effective tax rate also declined from 2005 because of the impact of increased indefinitely invested international earnings. The Company’s effective tax rate on continuing operations was 28.4% in 2004. See additional discussion on page 15 and in Note 10 to the Consolidated Financial Statements on page 130.

The net income line in the following business segment and operating unit discussions excludes the cumulative effect of accounting change and income from discontinued operations. The cumulative effect of accounting change and income from discontinued operations are disclosed within the Corporate/Other business segment. See Notes 1 and 3 to the Consolidated Financial Statements on pages 129 and 138, respectively. Certain amounts in prior years have been reclassified to conform to the current year’s presentation.

GLOBAL CONSUMER

Citigroup’s Global Consumer Group provides a wide array of banking, lending, insurance and investment services through a network of 8,110 branches, approximately 18,800 ATMs, and 809 Automated Lending Machines (ALMs), the Internet, telephone and mail, and the Primerica Financial Services salesforce. Global Consumer serves more than 200 million customer accounts, providing products and services to meet the financial needs of both individuals and small businesses.

In millions of dollars	2006	2005	2004	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Net interest revenue	$29,301	$29,526	$30,766	(1)%	(4)%
Non-interest revenue	20,998	18,719	17,121	12	9
Revenues, net of interest expense	$50,299	$48,245	$47,887	4%	1%
Operating expenses	25,933	23,318	22,151	11	5
Provisions for loan losses and for benefits and claims	7,579	9,063	8,097	(16)	12
Income before taxes and minority interest	$16,787	$15,864	$17,639	6%	(10)%
Income taxes	4,666	4,904	5,592	(5)	(12)
Minority interest, net of taxes	65	63	60	3	5
Net income	$12,056	$10,897	$11,987	11%	(9)%
Average assets (in billions of dollars)	$610	$533	$487	14%	9%
Return on assets	1.98%	2.04%	2.46%
Average risk capital (1)	$28,168	$26,857	$22,816	5%	18%
Return on risk capital (1)	43%	41%	53%
Return on invested capital (1)	20%	18%	22%
Key indicators – (in billions of dollars)
Average managed loans	$531.6	$482.2	$439.9	10%	10%
Average deposits	$252.1	$231.7	$213.6	9%	8%
EOP AUMs	$219.6	$188.0	$168.2	17%	12%
Total branches	8,110	7,237	6,690	12%	8%

(1)	See footnote 6 to the table on page 3.

U.S. Consumer

U.S. Consumer is comprised of four businesses: Cards, Retail Distribution, Consumer Lending and Commercial Business.

In millions of dollars	2006	2005	2004	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Net interest revenue	$16,646	$17,510	$19,706	(5)%	(11)%
Non-interest revenue	13,948	12,597	11,201	11	12
Revenues, net of interest expense	$30,594	$30,107	$30,907	2%	(3)%
Operating expenses	14,149	13,449	13,214	5	2
Provisions for loan losses and for benefits and claims	3,800	5,600	5,444	(32)	3
Income before taxes and minority interest	$12,645	$11,058	$12,249	14%	(10)%
Income taxes	4,197	3,823	4,181	10	(9)
Minority interest, net of taxes	58	62	58	(6)	7
Net income	$8,390	$7,173	$8,010	17%	(10)%
Average assets (in billions of dollars)	$417	$357	$327	17%	9%
Return on assets	2.01%	2.01%	2.45%
Average risk capital (1)	$15,394	$13,843	$11,507	11%	20%
Return on risk capital (1)	55%	52%	70%
Return on invested capital (1)	24%	21%	25%
Key indicators – (in billions of dollars)
Average managed loans	$416.8	$375.7	$346.1	11%	9%
Average deposits	$104.6	$95.4	$88.5	10%	8%
EOP AUMs	$81.4	$72.6	$68.5	12%	6%
Total branches (actual number)	3,441	3,173	3,056	8%	4%

(1)	See footnote 6 to the table on page 3.

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

In millions of dollars	2006	2005	2004	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Net interest revenue	$4,626	$5,304	$7,445	(13)%	(29)%
Non-interest revenue	8,882	7,520	6,762	18	11
Revenues, net of interest expense	$13,508	$12,824	$14,207	5%	(10)%
Operating expenses	6,068	6,002	5,920	1	1
Provision for loan losses and for benefits and claims	1,487	2,567	2,887	(42)	(11)
Income before taxes and minority interest	$5,953	$4,255	$5,400	40%	(21)%
Income taxes and minority interest, net of taxes	2,063	1,501	1,838	37	(18)
Net income	$3,890	$2,754	$3,562	41%	(23)%
Average assets (in billions of dollars)	$63	$66	$74	(5)%	(11)%
Return on assets	6.17%	4.17%	4.81%
Average risk capital (1)	$5,581	$5,774	$4,125	(3)%	40%
Return on risk capital (1)	70%	48%	86%
Return on invested capital (1)	29%	20%	28%
Key indicators – on a managed basis: (in billions of dollars)
Return on managed assets	2.66%	1.90%	2.41%
Purchase sales	$304.3	$278.2	$257.0	9%	8%
Managed average yield (2)	14.02%	13.75%	13.53%
Managed net interest margin (2)	10.26%	10.85%	11.76%

(1)	See footnote 6 to the table on page 3.
(2)	As a percentage of average managed loans.

2006 vs. 2005

Net Interest Revenue declined, reflecting lower on-balance sheet receivables, a change in the mix of receivables toward introductory rate products, and a higher cost of funds, which was partially offset by higher risk-based fees. Non-Interest Revenue increased due to the positive impact of a 9% growth in purchase sales, higher replenishment gains from securitization activities, and higher net excess spread revenues from previously securitized receivables. Also driving the increase was the acquisition of the Federated portfolio in the 2005 fourth quarter, and the absence of a $545 million charge to conform accounting practices for customer reward taken in the 2005 fourth quarter. These increases were partially offset by lower fee revenues due to lower bankruptcy filings and higher rewards program costs.

Operating expenses increased slightly, primarily reflecting the full-year impact of the acquisition of the Federated portfolio as well as the adoption of SFAS 123(R), partially offset by effective expense management and a decline in advertising and marketing expenses, largely reflecting the timing of advertising campaigns.

Provision for loan losses and for benefits and claims declined, primarily reflecting lower bankruptcies and the favorable credit environment which led to a 35% decline in net credit losses and a continued decline in loan loss reserves.

2005 vs. 2004

Net Interest Revenue declined as pricing actions in floating rate products were offset by: higher cost of funds; higher payment rates resulting from the overall improved economy and a customer shift to real-estate-secured lending, which led to lower loan balances; an increased proportion of transactional activity; and a mix shift in the private label business to lower-rate products. Non-Interest Revenue increased as the positive impact of 8% growth in purchase sales and the addition of the Federated portfolio in the 2005 fourth quarter more than offset a $545 million charge to conform accounting practices for customer rewards.

Operating expenses remained essentially unchanged, primarily reflecting the addition of the Federated portfolio and repositioning expenses of $19 million taken in the 2005 first quarter. This was partially offset by a decline in advertising and marketing expenses, largely reflecting the timing of advertising campaigns, as the Company invested significant resources in 2004 in the “Live Richly” and “Identity Theft” media campaigns.

Provision for loan losses declined, due to a $789 million, or 22%, decline in net credit losses, resulting from the positive credit environment and improvements in the Sears portfolio, partially offset by lower credit reserve releases in 2005 of $170 million, versus $639 million in 2004.

U.S. Retail Distribution

U.S. Retail Distribution provides banking, lending, investment and insurance products and services to customers through 972 Citibank branches, 2,469 CitiFinancial branches, the Primerica Financial Services (PFS) salesforce, the Internet, direct mail and telesales. Revenues are primarily derived from net interest revenue on loans and deposits, and fees on banking, insurance and investment products.

In millions of dollars	2006	2005	2004	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Net interest revenue	$5,980	$5,957	$5,749	—	4%
Non-interest revenue	3,604	3,558	3,596	1%	(1)
Revenues, net of interest expense	$9,584	$9,515	$9,345	1%	2%
Operating expenses	4,878	4,407	4,358	11	1
Provisions for loan losses and for benefits and claims	1,698	2,410	2,017	(30)	19
Income before taxes	$3,008	$2,698	$2,970	11%	(9)%
Income taxes	981	946	951	4	(1)
Net income	$2,027	$1,752	$2,019	16%	(13)%
Revenues, net of interest expense, by business:
Citibank branches	$3,149	$3,103	$3,065	1%	1%
CitiFinancial branches	4,195	4,190	4,139	—	1
Primerica Financial Services	2,240	2,222	2,141	1	4
Total revenues	$9,584	$9,515	$9,345	1%	2%
Net income by business:
Citibank branches	$380	$506	$515	(25)%	(2)%
CitiFinancial branches	1,077	696	960	55	(28)
Primerica Financial Services	570	550	544	4	1
Total net income	$2,027	$1,752	$2,019	16%	(13)%
Average assets (in billions of dollars)	$69	$64	$60	8%	7%
Return on assets	2.94%	2.74%	3.37%
Average risk capital (1)	$3,552	$2,977	$2,717	19%	10%
Return on risk capital (1)	57%	59%	74%
Return on invested capital (1)	22%	17%	20%
Key indicators: (in billions of dollars)
Average loans	$44.4	$40.4	$37.8	10%	7%
Average deposits	$85.7	$78.0	$74.0	10%	5%
EOP Investment AUMs	$81.4	$72.6	$68.5	12%	6%

(1)	See footnote 6 to the table on page 3.

2006 vs. 2005

Net Interest Revenue was approximately even with the prior year as growth in deposits and loans, each up 10%, were largely offset by net interest margin compression. Net interest margin declined primarily due to a shift in customer liabilities from savings and other demand deposits to certificates of deposit and e-Savings accounts. Non-Interest Revenue increased slightly on a $132 million gain on the Sale of New York Branches in the 2006 second quarter, higher investment product sales, and higher banking fees. Offsetting these increases was the absence of a $110 million gain in the 2005 first quarter related to the resolution of the Glendale litigation.

Operating expense growth was primarily driven by higher volume-related expenses, increased investment spending on 303 new branch openings during the year (101 in Citibank and 202 in CitiFinancial), the impact of SFAS 123(R), and costs associated with the launch of e-Savings.

Provisions for loan losses and for benefits and claims declined primarily due to the absence of a $165 million loan loss reserve build in the 2005 third quarter related to the reorganization of the former Consumer Finance business, a prior-year reserve build related to Hurricane Katrina of $110 million in CitiFinancial branches, and lower overall bankruptcy filings in the current year. The net credit loss ratio declined 81 basis points to 2.67%. Overall credit conditions remained favorable in 2006.

Deposit growth reflected balance increases in certificates of deposit, e-Savings accounts (which generated $9.9 billion in end-of-period deposits), premium checking and partly rate-sensitive money market products as well as the impact of the FAB acquisition. Loan growth reflected improvements in all channels and products. Investment product sales in Citibank branches increased 26%, driven by favorable market conditions and additional distribution points.

2005 vs. 2004

Net Interest Revenue increased primarily due to deposit and loan growth of 5% and 7%, respectively, which were partially offset by a decrease in net interest margin. Net interest margin declined as higher short-term funding rates more than offset an increase in asset yields. Non-Interest Revenue was flat to the prior-year period. Increased investment product sales, the impact of the FAB acquisition, and the gain of $110 million related to the resolution of the Glendale litigation in the 2005 first quarter were offset by lower banking fees and a $20 million charge in the 2005 fourth quarter to conform accounting practices for customer rewards.

Operating expense growth was primarily due to higher volume-related expenses, increased investment spending driven by branch expansion, and the impact of the FAB acquisition.

Provision for loan losses and for benefits and claims increased due to an increase in bankruptcy filings from a change in law that became effective on October 17, 2005. This led to an approximately $93 million increase in net credit losses and a $42 million increase in loan loss reserves. In addition, the Company increased loan loss reserves by $110 million for the impact of Hurricane Katrina. Also, the reorganization of the former Consumer Finance business into components of the current U.S. Retail Distribution and U.S. Consumer Lending businesses resulted in a reallocation of loan loss reserves between U.S. Retail Distribution and U.S. Consumer Lending. CitiFinancial Branches increased loan loss reserves by $165 million, reflecting an increase in reserves for bankruptcy coverage in Personal Loans, while Real Estate Lending and Auto (both now in U.S. Consumer Lending) had corresponding loan loss reserve releases of $76 million and $89 million, respectively. Excluding the impact of increased bankruptcy filings and Hurricane Katrina, overall credit conditions remained favorable in 2005.

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

In millions of dollars	2006	2005	2004	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Net interest revenue	$4,841	$4,931	$4,915	(2)%	—
Non-interest revenue	678	538	146	26	NM
Revenues, net of interest expense	$5,519	$5,469	$5,061	1%	8%
Operating expenses	1,813	1,700	1,629	7	4
Provisions for loan losses and for benefits and claims	660	614	658	7	(7)
Income before taxes and minority interest	$3,046	$3,155	$2,774	(3)%	14%
Income taxes	1,076	1,155	1,052	(7)	10
Minority interest, net of taxes	58	62	58	(6)	7
Net income	$1,912	$1,938	$1,664	(1)%	16%
Revenues, net of interest expense, by business:
Real Estate Lending	$3,620	$3,558	$3,196	2%	11%
Student Loans	632	652	612	(3)	7
Auto	1,267	1,259	1,253	1	—
Total revenues	$5,519	$5,469	$5,061	1%	8%
Net income by business:
Real Estate Lending	$1,401	$1,378	$1,180	2%	17%
Student Loans	220	234	227	(6)	3
Auto	291	326	257	(11)	27
Total net income	$1,912	$1,938	$1,664	(1)%	16%
Average assets (in billions of dollars)	$241	$189	$156	28%	21%
Return on assets	0.79%	1.03%	1.07%
Average risk capital (1)	$3,930	$3,280	$2,689	20%	22%
Return on risk capital (1)	49%	59%	62%
Return on invested capital (1)	28%	32%	30%
Key indicators: (in billions of dollars)
Net interest margin: (2)
Real Estate Lending	2.01%	2.46%	2.92%
Student Loans	1.61%	1.96%	2.64%
Auto	8.78%	10.52%	11.72%
Originations:
Real Estate Lending	$142.1	$131.9	$115.3	8%	14%
Student Loans	$11.0	$10.8	$7.8	2%	38%
Auto	$9.1	$6.4	$5.3	42%	21%

(1)	See footnote 6 to the table on page 3.
(2)	As a percentage of average loans.
NM	Not meaningful

2006 vs. 2005

Net Interest Revenue declined, reflecting net interest margin compression that was partially offset by a 19% increase in average loan balances. Non-Interest Revenue increased on higher gains on sales of real estate loans, student loans, and mortgage-backed securities, partially offset by lower servicing revenues. Average loan growth reflected a strong increase in originations, with increases in real estate and auto lending of 8% and 42%, respectively.

During 2006, the Real Estate business expanded its Mortgage-Backed Securities Program as part of an integrated mortgage business model that includes origination, purchase, investing, securitizing and servicing. At December 31, 2006, the balance in mortgage-backed securities was $66 billion, and the balance in real estate loans was $173 billion. From time to time the Company may vary the mix of loans and securities depending on the opportunities and other factors affecting the portfolio. In 2006, realized gains on sales of these securities totaled $252 million.

Operating expenses increased primarily due to higher loan origination volumes, investment spending, and the impact of SFAS 123(R).

Provisions for loan losses and for benefits and claims increased primarily on higher credit losses in the Real Estate Lending and Auto businesses, partially offset by higher loan loss reserve releases of $63 million in the Real Estate business. Credit losses increased due to volume growth and seasoning in Real Estate, as well as volume growth in Autos.

2005 vs. 2004

Net Interest Revenue was flat compared to the prior-year period as a 20% increase in average loan balances was offset by net interest margin compression. Non-Interest Revenue increased due to improved net servicing revenues, higher securitization and portfolio sales gains, and the benefit of the Principal Residential Mortgage, Inc. (PRMI) acquisition. The increase in net revenues was driven by the absence of a loss in the prior year due to servicing hedge ineffectiveness caused by the volatile rate environment. Average loan growth reflected a 16% increase in originations across all businesses.

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

A 20% increase in prime mortgage originations and home equity loans drove loan growth. Non-prime mortgage originations declined 20%, reflecting the Company’s decision to avoid offering teaser rate and interest-only mortgages to lower FICO score customers.

U.S. Commercial Business

U.S. Commercial Business provides equipment leasing, financing, and banking services to small- and middle-market businesses ($5 million to $500 million in annual revenues) and financing for investor-owned multifamily and commercial properties. Revenues are comprised of net interest revenue and fees on loans and leases.

In millions of dollars	2006	2005	2004	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Net interest revenue	$1,199	$1,318	$1,597	(9)%	(17)%
Non-interest revenue	784	981	697	(20)	41
Revenues, net of interest expense	$1,983	$2,299	$2,294	(14)%	—
Operating expenses	1,390	1,340	1,307	4	3%
Provision for loan losses	(45)	9	(118)	NM	NM
Income before taxes	$638	$950	$1,105	(33)%	(14)%
Income taxes	77	221	340	(65)	(35)
Net income	$561	$729	$765	(23)%	(5)%
Average assets (in billions of dollars)	$44	$38	$37	16%	3%
Return on assets	1.28%	1.92%	2.07%
Average risk capital (1)	$2,331	$1,813	$1,976	29%	(8)%
Return on risk capital (1)	24%	40%	39%
Return on invested capital (1)	12%	26%	27%
Key indicators: (in billions of dollars):
Average earning assets	$36.7	$33.0	$33.7	11%	(2)%

(1)	See footnote 6 to the table on page 3.

NM Not meaningful

2006 vs. 2005

Net Interest Revenue declined as continued net interest margin compression was offset by growth in core loan and deposit balances, up 15% and 9%, respectively. Non-Interest Revenue declined primarily due to the absence of the $162 million legal settlement benefit in the 2005 third quarter related to the purchase of Copelco, and the $161 million gain on sale of the CitiCapital Transportation Finance business in the 2005 first quarter, partly offset by the $31 million gain on the Sale of New York Branches in the 2006 second quarter.

Operating expense growth was primarily from higher volume-related expenses, the absence of a $23 million expense benefit due to the Copelco settlement recorded in the prior-year and SFAS 123(R); these were partially offset by lower expenses from the absence of the transportation finance business and severance costs in the prior year.

Provision for loan losses declined primarily due to higher loan loss reserve releases of $63 million from a favorable credit environment, and the continued liquidation of non-core portfolios.

Deposit and core loan growth reflected strong transaction volumes and balances across all business units, partially offset by declines in the liquidating portfolio.

2005 vs. 2004

Net Interest Revenue declined primarily due to the continuing impact of net interest margin compression, partially offset by strong growth in core loan and deposit balances, up 13% and 20%, respectively. Non-Interest Revenue increased primarily due to a $162 million legal settlement benefit in the 2005 third quarter related to the purchase of Copelco, a $161 million gain on the sale of the CitiCapital Transportation Finance business in the 2005 first quarter, and the reclassification of operating leases from loans to other assets and the related operating lease depreciation expense from revenue to expense. The reclassification of operating leases increased both revenues and expenses by $123 million. The impact of the FAB acquisition also contributed to higher revenues.

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

U.S. CONSUMER OUTLOOK

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page 97.

In 2007, the U.S. Consumer businesses will focus on continued expansion of its customer base, investments in expanding the branch network, offering a more integrated set of products and services, and the benefit of acquisitions and strategic investments made previously. The businesses will also focus on tight expense control, productivity improvements and effective credit management. Revenues and credit performance will be affected by U.S. economic conditions, including the level of interest rates, bankruptcy filings and unemployment rates.

In 2007, the U.S. Consumer business is expected to operate in a stable economic environment. Net interest revenue pressure is expected to continue, but at a lesser pace, due to the flat yield curve and the competitive pricing environment. Credit costs are expected to increase slightly as the unusually low bankruptcy filings experienced in 2006 are expected to rise back to more normalized levels. Inflation is expected to remain well-contained.

U.S. Cards—In 2007, the competitive environment is expected to remain challenging. U.S. Cards expects to generate earnings growth as managed receivables increase and expenses remain controlled through improved productivity levels and efficiencies of scale. Growth in managed receivables will be driven by new product launches and private-label expansion. Credit costs will increase slightly from the unusually favorable credit environment in 2006, reflecting increased bankruptcy filing levels.

U.S. Retail Distribution—In 2007, U.S. Retail Distribution expects to generate increases in loans, deposits and accounts, which will in turn drive earnings growth. The business expects to continue to expand its footprint with a continued program of new branch openings in both the Citibank and CitiFinancial businesses, to continue to grow our Citibank Direct business and to expand cross-marketing opportunities. The challenging interest rate environment is expected to continue, with a corresponding shift in deposits to lower-profit time deposits and CDs, which will affect revenue growth. Credit costs are expected to increase slightly, as unusually low bankruptcy levels in 2006 are expected to rise back to more normalized levels.

U.S. Consumer Lending—In 2007, U.S. Consumer Lending expects to generate earnings growth across its product lines. In Real Estate Lending, an expected decline in the level of new housing starts and existing home sales is expected to be mitigated by an increase in the Retail Distribution network of branches, higher sales from Primerica agents and the Smith Barney network, and from the acquisition of ABN AMRO Mortgage Group. With the acquisition of ABN AMRO, the combined company will move from number five to number four in mortgage loan servicing and strengthen CitiMortgage’s number three market position in originations, based on 2006 third quarter data. Results are also expected to reflect higher portfolio balances and servicing activities. Credit costs are expected to increase modestly due to seasoning in the rapidly growing Home Equity portfolio.

U.S. Commercial Business—In 2007, U.S. Commercial Business expects to generate increases in loans, deposits and accounts by continuing to expand its core business portfolio and through leveraging the expanded Retail Branch network. The business will also focus on tight expense control, effective credit management, and productivity improvements. The credit environment is expected to remain stable.

International Consumer

International Consumer is comprised of three businesses: Cards, Consumer Finance and Retail Banking. International Consumer operates in five geographies: Mexico, Latin America, EMEA, Japan, and Asia.

In millions of dollars	2006	2005	2004	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Net interest revenue	$12,866	$12,180	$11,188	6%	9%
Non-interest revenue	6,929	6,216	5,236	11	19
Revenues, net of interest expense	$19,795	$18,396	$16,424	8%	12%
Operating expenses	11,201	9,520	8,549	18	11
Provisions for loan losses and for benefits and claims	3,779	3,463	2,653	9	31
Income before taxes and minority interest	$4,815	$5,413	$5,222	(11)%	4%
Income taxes	791	1,314	1,340	(40)	(2)
Minority interest, net of taxes	7	1	2	NM	(50)
Net income	$4,017	$4,098	$3,880	(2)%	6%
Revenues, net of interest expense, by region:
Mexico	$5,191	$4,373	$3,607	19%	21%
Latin America	1,829	1,110	979	65	13
EMEA	5,387	5,201	4,735	4	10
Japan	2,455	3,251	3,290	(24)	(1)
Asia	4,933	4,461	3,813	11	17
Total revenues	$19,795	$18,396	$16,424	8%	12%
Net income by region:
Mexico	$1,605	$1,432	$978	12%	46%
Latin America	202	236	296	(14)	(20)
EMEA	725	374	802	94	(53)
Japan	119	706	616	(83)	15
Asia	1,366	1,350	1,188	1	14
Total net income	$4,017	$4,098	$3,880	(2)%	6%
Average assets (in billions of dollars)	$183	$167	$150	10%	11%
Return on assets	2.20%	2.45%	2.59%
Average risk capital (1)	$12,774	$13,014	$11,309	(2)%	15%
Return on risk capital (1)	31%	31%	34%
Return on invested capital (1)	15%	16%	16%
Key indicators – (in billions of dollars)
Average managed loans	$114.8	$106.5	$93.8	8%	14%
Average deposits	$147.5	$136.3	$125.1	8%	9%
EOP AUMs	$138.2	$115.4	$99.7	20%	16%
Total branches (actual number)	4,669	4,064	3,634	15%	12%

(1)	See footnote 6 to the table on page 3.

NM Not meaningful.

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

In millions of dollars	2006	2005	2004	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Net interest revenue	$3,717	$2,776	$2,351	34%	18%
Non-interest revenue	2,242	2,074	1,723	8	20
Revenues, net of interest expense	$5,959	$4,850	$4,074	23%	19%
Operating expenses	2,908	2,371	2,131	23	11
Provision for loan losses	1,566	739	510	NM	45
Income before taxes and minority interest	$1,485	$1,740	$1,433	(15)%	21%
Income taxes	345	364	293	(5)	24
Minority interest, net of taxes	3	3	3	—	—
Net income	$1,137	$1,373	$1,137	(17)%	21%
Revenues, net of interest expense, by region:
Mexico	$1,826	$1,311	$870	39%	51%
Latin America	869	297	280	NM	6
EMEA	1,302	1,277	1,157	2	10
Japan	288	302	295	(5)	2
Asia	1,674	1,663	1,472	1	13
Total revenues	$5,959	$4,850	$4,074	23%	19%
Net income by region:
Mexico	$513	$564	$377	(9)%	50%
Latin America	147	108	120	36	(10)
EMEA	149	188	164	(21)	15
Japan	63	75	100	(16)	(25)
Asia	265	438	376	(39)	16
Total net income	$1,137	$1,373	$1,137	(17)%	21%
Average assets (in billions of dollars)	$31	$26	$21	19%	24%
Return on assets	3.67%	5.28%	5.41%
Average risk capital (1)	$2,190	$1,794	$1,240	22%	45%
Return on risk capital (1)	52%	77%	92%
Return on invested capital (1)	24%	34%	34%
Key indicators: (in billions of dollars):
Purchase sales	$80.6	$68.7	$59.1	17%	16%
Average yield (2)	19.09%	17.82%	16.74%
Net interest margin (2)	13.83%	12.38%	12.79%

(1)	See footnote 6 to the table on page 3.
(2)	As a percentage of average loans.

NM Not meaningful

2006 vs. 2005

Net Interest Revenue increased, driven by a 20% growth in average receivables and the integration of the CrediCard portfolio in Latin America. The Non-Interest Revenue increase reflected a 17% increase in purchase sales, the integration of the CrediCard portfolio, and a gain on the MasterCard IPO of $35 million in the 2006 second quarter, partially offset by the absence of a prior-year gain on the sale of a merchant-acquiring business in EMEA of $95 million. The positive impact of foreign currency translation also contributed to the increase in both net interest revenue and non-interest revenue.

Operating expenses increased, reflecting the integration of the CrediCard portfolio, volume growth across the regions, continued investment spending, the adoption of SFAS 123(R), the impact of foreign currency translation, and the absence of prior-year expense credits related to Mexico VAT.

Provision for loan losses increased, driven by portfolio growth and target market expansion in Mexico, the industry-wide credit deterioration in Taiwan, credit losses relating to the CrediCard integration in Latin America, and volume growth in all regions.

Regional Net Income

Mexico income declined primarily due to lower levels of tax benefits and higher expenses, partially offset by higher sales volumes and average loans from portfolio growth and target market expansion (which increased both revenues and the provision for loan losses), and a gain from the MasterCard IPO. Latin America income increased, primarily due to volume and purchase sales growth. EMEA income declined, reflecting absence of the prior-year gain on the sale of a merchant-acquiring business of $57 million and higher net credit losses, partially offset by higher purchase sales, volume growth, and higher tax benefits. Asia income declined due to an increase in credit costs related to credit conditions in Taiwan and costs associated with a Korea labor settlement, partially offset by higher purchase sales and loan growth.

2005 vs. 2004

Net Interest Revenue increased primarily due to growth in purchase sales and average loans, as well as the impact of the KorAm acquisition, and the impact of foreign currency translation, partially offset by spread compression. Volume growth was diversified across regions, led by Mexico. Net interest spread compression reflected rising funding costs and a primarily fixed rate portfolio.

Non-Interest Revenue increased, primarily driven by a gain on the sale of a merchant-acquiring business in EMEA of $95 million, higher purchase sales, the impact of the KorAm acquisition, and the impact of foreign currency translation. This was partially offset by the absence of a prior-year gain on the sale of Orbitall (credit card processing company in Brazil) of $42 million.

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

Regional Net Income

Mexico income increased due to higher sales volumes and average loans, as well as a tax benefit related to the Homeland Investment Act and the VAT refund. Latin America income declined primarily due to the 2004 gain on the sale of Orbitall and the absence of 2004 credit reserve releases. EMEA income increased primarily due to the gain on the sale of a merchant-acquiring business, partially offset by increased expense related to business expansion and customer acquisition initiatives. Japan income declined primarily due to tax credits received in 2004. Asia income increased due to strong sales, loan balance increases, and improved net credit loss experience.

International Consumer Finance

International Consumer Finance provides community-based lending services through a branch network, centralized sales platforms and cross-selling initiatives with International Cards and International Retail Banking. As of December 31, 2006, International Consumer Finance maintained 2,588 sales points comprised of 1,779 branches in more than 25 countries, and 809 Automated Loan Machines (ALMs) in Japan. International Consumer Finance offers real-estate-secured loans, unsecured or partially secured personal loans, auto loans, and loans to finance consumer-goods purchases. Revenues are primarily derived from net interest revenue and fees on loan products.

In millions of dollars	2006	2005	2004	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Net interest revenue	$3,149	$3,674	$3,600	(14)%	2%
Non-interest revenue	169	145	82	17	77
Revenues, net of interest expense	$3,318	$3,819	$3,682	(13)%	4%
Operating expenses	1,750	1,612	1,479	9	9
Provision for loan losses	1,573	1,272	1,364	24	(7)
Income before taxes and minority interest	$(5)	$935	$839	NM	11%
Income taxes	(45)	293	253	NM	16
Net income	$40	$642	$586	(94)%	10%
Revenues, net of interest expense, by region:
Mexico	$236	$184	$165	28%	12%
Latin America	155	123	96	26	28
EMEA	771	743	717	4	4
Japan	1,694	2,475	2,526	(32)	(2)
Asia	462	294	178	57	65
Total revenues	$3,318	$3,819	$3,682	(13)%	4%
Net income (loss) by region:
Mexico	$41	$36	$41	14%	(12)%
Latin America	(2)	10	28	NM	(64)
EMEA	4	36	126	(89)	(71)
Japan	(62)	505	362	NM	40
Asia	59	55	29	7	90
Total net income	$40	$642	$586	(94)%	10%
Average assets (in billions of dollars)	$28	$26	$26	8%	—%
Return on assets	0.14%	2.47%	2.25%
Average risk capital (1)	$1,114	$918	$1,003	21%	(8)%
Return on risk capital (1)	4%	70%	58%
Return on invested capital (1)	1%	18%	16%
Key indicators:
Average yield (2)	16.06%	18.68%	18.33%
Net interest margin (2)	13.23%	16.48%	16.53%
Number of sales points:
Other branches	1,644	1,130	754	45%	50%
Japan branches	135	325	405	(58)%	(20)%
Japan Automated Loan Machines	809	682	512	19%	33%
Total	2,588	2,137	1,671	21%	28%

(1)	See footnote 6 to the table on page 3.
(2)	As a percentage of average loans.

NM Not meaningful

2006 vs. 2005

Net Interest Revenue declined, driven by lower results in Japan due to the recent changes in the operating environment and the passage of changes to consumer lending laws on December 13, 2006. The total impact included a $581 million pretax charge to increase reserves for estimated losses due to customer settlements. Excluding Japan, Net Interest Revenue increased 23% from the prior year, driven by higher volumes in Asia, Latin America, and Mexico. Non-Interest Revenue increased, primarily on higher insurance and other fees and the impact of foreign currency translation.

Operating expense increased primarily due to a $60 million pretax repositioning charge in Japan to close approximately 270 branches and 100 ALMs. Excluding Japan, expenses increased primarily due to investment spending, with 520 new branch openings and higher volume-related expenses.

Provision for loan losses increased primarily due to legislative and other actions affecting the consumer finance industry in Japan, including loan loss reserve builds and higher net credit losses. An increase in net credit losses in EMEA and Asia, driven by higher volumes, also contributed to higher credit costs in 2006. The increases were partially offset by the absence of the standardization of the loan write-off policy in Spain and Italy in the 2005 third quarter.

The increase in average loans outside of Japan was mainly driven by growth in the personal loan and real-estate-secured portfolios. In Japan, average loans declined by 5%, due to the impact of foreign currency translation and tightened credit related to the passing of changes to consumer lending laws.

2005 vs. 2004

Net Interest Revenue increased, driven by growth in all regions except Japan, mainly due to higher loan volumes. Net Interest Revenue in Japan declined due to lower personal and real-estate- secured loan balances, partially offset by the impact of foreign currency translation. Non-Interest Revenue increased primarily on higher insurance and other fees and the impact of foreign currency translation.

Operating expense increased, reflecting the impact of investment spending associated with the expansion of 376 branches outside of Japan and repositioning charges in EMEA during the 2005 first quarter of $38 million. These were partially offset by declines in Japan due to the closing of branches and the transition to ALMs.

Provision for loan losses declined due to improved credit conditions, including lower bankruptcy losses in Japan of $96 million. This was partially offset by higher personal loan losses in the U.K., standardization of the loan write-off policy in Spain and Italy, and lower credit reserve releases. The net credit loss ratio declined 61 basis points to 5.75%.

Growth in average loans was mainly driven by increases in the real-estate-secured and personal-loan portfolios in EMEA and Asia, partially offset by a decline in EMEA auto loans. In Japan, average loans declined by 10%, due to the impact of higher pay-downs, reduced loan demand, and the impact of foreign currency translation.

International Retail Banking

International Retail Banking delivers a wide array of banking, lending, insurance and investment services through a network of local branches and electronic delivery systems, including ATMs, call centers and the Internet. International Retail Banking serves 52 million customer accounts for individuals and small businesses. Revenues are primarily derived from net interest revenue on deposits and loans, and fees on mortgage, banking, and investment products.

In millions of dollars	2006	2005	2004	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Net interest revenue	$6,000	$5,730	$5,237	5%	9%
Non-interest revenue	4,518	3,997	3,431	13	16
Revenues, net of interest expense	$10,518	$9,727	$8,668	8%	12%
Operating expenses	6,543	5,537	4,939	18	12
Provisions for loan losses and for benefits and claims	640	1,452	779	(56)	86
Income before taxes and minority interest	$3,335	$2,738	$2,950	22%	(7)%
Income taxes	491	657	794	(25)	(17)
Minority interest, net of taxes	4	(2)	(1)	NM	(100)
Net income	$2,840	$2,083	$2,157	36%	(3)%
Revenues, net of interest expense, by region:
Mexico	$3,129	$2,878	$2,572	9%	12%
Latin America	805	690	603	17	14
EMEA	3,314	3,181	2,861	4	11
Japan	473	474	469	—	1
Asia	2,797	2,504	2,163	12	16
Total revenues	$10,518	$9,727	$8,668	8%	12%
Net income by region:
Mexico	$1,051	$832	$560	26%	49%
Latin America	57	118	148	(52)	(20)
EMEA	572	150	512	NM	(71)
Japan	118	126	154	(6)	(18)
Asia	1,042	857	783	22	9
Total net income	$2,840	$2,083	$2,157	36%	(3)%
Average assets (in billions of dollars)	$124	$115	$103	8%	12%
Return on assets	2.29%	1.81%	2.09%
Average risk capital (1)	$9,470	$10,302	$9,067	(8)%	14%
Return on risk capital (1)	30%	20%	24%
Return on invested capital (1)	16%	11%	13%
Key indicators: (in billions of dollars):
Average deposits	$147.5	$136.3	$125.1	8%	9%
AUMs (EOP)	$138.2	$115.4	$103.4	20%	12%
Average loans	$64.1	$61.7	$53.6	4%	15%
(1)	See footnote 6 to the table on page 3.
NM	Not meaningful.

2006 vs. 2005

Net Interest Revenue increased, reflecting growth in loans and deposits of 4% and 8%, respectively. Non-Interest Revenue increased primarily due to improvements in all regions except Japan, driven by an increase in investment product sales of 36%, the 2006 fourth quarter $234 million gain in Mexico on the sale of Avantel, increased insurance and other banking fees, and the impact of foreign currency translation. Assets under management grew by 20%.

Operating expenses increased on increased investment spending (which included 342 new branch openings), higher business volumes, SFAS 123(R) charges, higher advertising and marketing costs, and the costs associated with the labor settlement in Korea.

Provisions for loan losses and for benefits and claims declined primarily due to the absence of the 2005 third quarter charge of $476 million to standardize the loan write-off policy in Germany and Belgium and the 2005 second quarter increase of $127 million in the Germany credit reserve to reflect increased experience with the effects of bankruptcy law liberalization. Additionally, the decline was due to a $159 million gain from the sale of charged-off assets in Germany, and a $168 million loan loss reserve release in Korea related to improvements in the credit environment in this market.

Net income in 2006 also reflected higher tax benefits in Mexico and Asia, including utilization of $288 million of APB 23 benefits in Mexico, a 2006 first quarter $55 million benefit from the resolution of the Federal Tax Audit, an $18 million benefit related to the resolution of the New York Tax Audits, and the impact of a lower overall effective tax rate, partially offset by the absence of a 2005 third quarter Homeland Investment Act tax benefit of $61 million in Mexico.

Regional Net Income

Mexico income growth was driven by a 2006 fourth quarter $145 million after-tax gain on the sale of Avantel, utilization in 2006 of APB 23 tax benefits totaling $288 million, and growth in average loans and deposits. Partially offsetting the income growth was the absence of both a $79 million prior- year value added tax refund and a $50 million gain from the favorable impact of restructuring Mexican government bonds, net interest margin compression, and higher expenses from increased investment spending. Latin America income declined primarily due to increased expenses associated with new branches in Brazil, partly offset by strong growth in loans and deposits, up 46% and 7%, respectively. EMEA income increased, driven primarily by the absence of the 2005 third quarter $323 million after-tax change to standardize the loan write-off policy, the absence of an $81 million loan loss reserve build in the 2005 second quarter, strong growth in customer deposits and investment product sales, and higher Germany asset sales. Partially offsetting the increased income were higher expenses from increased business volumes and investment spending tied to retail bank branch expansion. Japan income declined due to lower deposits and higher expenses, mainly due to the consolidation and compliance activities related to the shutdown of Japan Private Bank and the impact of foreign currency translation. Asia income increased, benefiting from higher deposit revenues and investment product sales and loan loss reserve releases in Korea and Australia; this was partly offset by increased investment spending tied to retail bank branch expansion and the costs associated with the Korea labor settlement.

2005 vs. 2004

Net Interest Revenue increased, with improved deposit revenues in all regions; higher branch lending revenues in EMEA, Asia and Latin America; the benefits of foreign currency translation; and the impact of the KorAm acquisition. Non-Interest Revenue increased primarily driven by higher investment revenues in all regions except Latin America; the impact of the KorAm acquisition, the impact in Mexico of the 2005 second quarter gain related to Fobaproa and the 2005 third quarter value added tax refund; and the benefits of foreign currency translation. Average loans grew 15%, primarily in Asia, Mexico, and Japan, while average deposits grew by 9%, primarily in Asia, Mexico, and EMEA. Assets under management increased by 17%.

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

Provisions for loan losses and for benefits and claims increased as a sustained improvement in credit quality was more than offset by a $476 million pretax charge to standardize loan write-off policies in EMEA to the global write-off policy and a $127 million increase in the German credit reserves to reflect increased experience with the effects of bankruptcy law liberalization. As a result, the consumer net credit loss ratio increased to 3.05% in 2005. The standardization of the loan write-off policies resulted in a significant drop in the 90 days past-due ratio, which fell to 1.29% in 2005, compared to 3.36% in 2004 and 4.61% in 2003.

Net income in 2005 also reflected a $61 million net tax benefit from the Homeland Investment Act.

Regional Net Income

Mexico income increased on strong sales and customer balance growth, as well as the VAT refund of $79 million and tax benefits from the Homeland Investment Act. Latin America income declined, driven by repositioning expenses in 2005, and the impact of investment initiatives, primarily in Brazil. EMEA income declined, driven by the impact of the write-off policy standardization, increases in credit loss reserves in Germany, and repositioning expenses reflected in the first quarter of 2005. Japan income declined due primarily to expense growth associated with the consolidation and compliance activities related to the shutdown of the Japan Private Bank. Asia income increased, benefiting primarily from strongly improved revenues due to increased business volumes, the impact of the KorAm acquisition, and benefits from foreign currency translation.

INTERNATIONAL CONSUMER OUTLOOK

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page 97.

International Consumer is diversified across a number of geographies, product groups, and customer segments and monitors the economic situation in all of the countries in which it operates. In 2007, International Consumer will continue to invest to build on the competitive advantages of its existing global network of branches, offices and sales professionals. The business expects earnings growth from expanding its customer base through organic growth, investments in expanding the branch network, and the benefit from strategic investments and 2006 acquisitions, as well as the recently announced acquisition of Egg. The Egg acquisition when combined with the U.K. Consumer operations will create a broad-spectrum consumer financial services provider. These key variables are expected to drive growth in loans, deposits and investment product sales. The businesses will also focus on tight expense control, productivity improvements and effective credit management. Revenues and credit costs will be affected by global economic conditions, including the level of interest rates, the credit environment, unemployment rates, and political and regulatory developments around the world. International economies are expected to be stable, with an improvement in economic activity expected in Western Europe and many Asian nations.

International Cards — In 2007, continued investment in customer acquisition in both new and existing markets is expected to drive increased purchase sales and loan volumes. Credit costs are expected to show some deterioration as the growing portfolio seasons, while the underlying credit environment is forecast to remain stable.

International Consumer Finance — In 2007, investment in new branches and sales professionals will continue in key expansion markets. In Japan, the impact of the changes to consumer lending laws enacted in 2006 will continue to affect the operating environment. The repositioning of the Japan business is consistent with the Company’s efforts to establish a lower-cost platform and will enable it to compete more effectively in the new interest rate environment. The business expects to break even during 2007. Excluding  Japan, organic growth in existing branches, coupled with new branch openings, is expected to drive revenue and earnings growth. Offerings of new loan products and services in new markets will continue, and gains in market share across several key international regions are forecast. The credit environment in Japan will be impacted by the changes enacted in 2006. Outside of Japan, credit costs are expected to increase slightly, in line with the growing portfolio.

International Retail Banking — In 2007, the business will continue to invest in branch expansion and build on a strong presence in several key markets. The business is expected to generate revenue and earnings growth through an expanded base of customers, as well as increases in loan and deposit balances and increased investment product sales. Credit costs are expected to deteriorate following the loan loss releases in 2006, and as the growing portfolio seasons, while the underlying credit environment is forecast to remain stable. During 2006, the business benefited from a higher level of APB 23 tax benefits, which are expected to be at lower levels in 2007.

Other Consumer

Other Consumer includes certain treasury and other unallocated staff functions and global marketing.

In millions of dollars	2006	2005	2004
Net interest revenue	$(211)	$(164)	$(128)
Non-interest revenue	121	(94)	684
Revenues, net of interest expense	$(90)	$(258)	$556
Operating expenses	583	349	388
Income (loss) before tax benefits	$(673)	$(607)	$168
Income taxes (benefits)	(322)	(233)	71
Net income (loss)	$(351)	$(374)	$97

2006 vs. 2005

Revenues and expenses reflect certain unallocated items that are not reported in the Global Consumer operating segments.

The net loss decrease was primarily due to the absence of the 2005 first quarter loss on the sale of a Manufactured Housing loan portfolio of $109 million after-tax, the 2006 first quarter tax benefit of $40 million on the resolution of the Federal Tax Audit, and other tax benefits of $17 million, partially offset by SFAS 123(R) charges of $25 million after-tax and higher staff payments and legal costs.

2005 vs. 2004

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

In millions of dollars	2006	2005	2004	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Net interest revenue	$8,492	$8,100	$9,050	5%	(10)%
Non-interest revenue	18,695	15,763	12,736	19	24
Revenues, net of interest expense	$27,187	$23,863	$21,786	14%	10%
Operating expenses	17,119	14,133	20,530	21	(31)
Provision for credit losses	359	(42)	(975)	NM	96
Income before taxes and minority interest	$9,709	$9,772	$2,231	(1)%	NM
Income taxes	2,528	2,818	96	(10)	NM
Minority interest, net of taxes	54	59	93	(8)	(37)%
Net income	$7,127	$6,895	$2,042	3%	NM
Revenues, net of interest expense, by region:
U.S.	$10,155	$9,901	$8,961	3%	10%
Mexico	781	777	770	1	1
Latin America	1,728	1,415	1,318	22	7
EMEA	8,757	6,849	6,512	28	5
Japan	1,052	1,224	817	(14)	50
Asia	4,714	3,697	3,408	28	8
Total revenues	$27,187	$23,863	$21,786	14%	10%
Net income by region:
U.S.	$2,209	$2,950	$(2,190)	(25)%	NM
Mexico	346	450	659	(23)	(32)%
Latin America	638	619	813	3	(24)
EMEA	2,011	1,130	1,136	78	(1)
Japan	272	498	334	(45)	49
Asia	1,651	1,248	1,290	32	(3)
Total net income	$7,127	$6,895	$2,042	3%	NM
Average risk capital (1)	$21,627	$21,226	$19,047	2%	11%
Return on risk capital (1)	33%	32%	11%
Return on invested capital (1)	24%	24%	8%

(1)	See footnote 6 to the table on page 3.
NM	Not meaningful.

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

In millions of dollars	2006	2005	2004	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Net interest revenue	$5,483	$5,804	$7,314	(6)%	(21)%
Non-interest revenue	15,735	13,166	9,792	20	34
Revenues, net of interest expense	$21,218	$18,970	$17,106	12%	11%
Operating expenses	13,136	11,501	9,959	14	15
Provision for credit losses	323	(61)	(777)	NM	92
Income before taxes and minority interest	$7,759	$7,530	$7,924	3%	(5)%
Income taxes	1,944	2,145	2,440	(9)	(12)
Minority interest, net of taxes	52	58	89	(10)	(35)
Net income	$5,763	$5,327	$5,395	8%	(1)%
Revenues, net of interest expense, by region:
U.S.	$8,888	$8,860	$8,116	—	9%
Mexico	578	586	594	(1)%	(1)
Latin America	1,091	896	883	22	1
EMEA	6,611	5,093	4,393	30	16
Japan	942	1,140	744	(17)	53
Asia	3,108	2,395	2,376	30	1
Total revenues	$21,218	$18,970	$17,106	12%	11%
Net income by region:
U.S.	$2,176	$2,422	$2,502	(10)%	(3)%
Mexico	281	376	544	(25)	(31)
Latin America	442	466	621	(5)	(25)
EMEA	1,549	810	486	91	67
Japan	249	485	322	(49)	51
Asia	1,066	768	920	39	(17)
Total net income	5,763	$5,327	$5,395	8%	(1)%
Average risk capital (1)	$20,141	$19,898	$17,667	1%	13%
Return on risk capital (1)	29%	27%	31%
Return on invested capital (1)	21%	20%	24%
Revenue details:
Investment banking revenue:
Advisory and other fees	$1,329	$1,212	$927	10%	31%
Equity underwriting	1,237	1,136	1,108	9	3
Debt underwriting	2,688	2,151	2,187	25	(2)
Revenue allocated to the Global Wealth Management Segment:
Equity underwriting	(261)	(309)	(316)	16	2
Debt underwriting	(195)	(113)	(99)	(73)	(14)
Total investment banking revenue	$4,798	$4,077	$3,807	18%	7%
Lending	1,987	2,265	1,986	(12)	14
Equity markets	3,892	3,074	2,308	27	33
Fixed income markets	10,974	9,599	9,148	14	5
Other Capital Markets and Banking (2)	(433)	(45)	(143)	NM	69
Total Capital Markets and Banking Revenue (2)	$21,218	$18,970	$17,106	12%	11%
(1)	See footnote 6 to the table on page 3.
(2)	Capital Markets and Banking revenues reflect Citigroup’s portion (49%) of the results of the Nikko Citigroup Joint Venture on each respective line with an offset in Other Capital Markets and Banking to conform to the GAAP presentation.
NM	Not meaningful.

2006 vs. 2005

Revenues, net of interest expense, increased, driven by broad-based growth across products, particularly in EMEA, Asia and Latin America. Fixed Income Markets revenue increases reflected growth in emerging markets trading, municipals, foreign exchange and credit products. Equity Markets revenues increased, driven by strong growth globally, including cash trading, derivatives products and convertibles. Investment Banking revenue growth was driven by higher debt and equity underwriting revenues and increased advisory fees. These gains were partially offset by a revenue decline in Lending, as improved credit conditions led to lower hedging results, the 2005 $386 million pretax gain on the sale of Nikko Cordial Shares and lower revenue in Commodities.

Operating expenses were impacted by $737 million of SFAS 123(R) charges and higher production-related incentive compensation, as well as a growth in headcount and increased investment spending on strategic growth initiatives.

The provision for credit losses increased, driven by a $372 million pretax charge to increase loan loss reserves, reflecting growth in loans and unfunded lending commitments and an update to historical data used for certain loss estimates.

Regional Net Income

Net income in the U.S. declined, primarily due to higher compensation expenses (the impact from SFAS 123(R) charges) as well as lower revenues in Commodities and Lending, partially offset by higher Fixed Income and Equity Markets revenues and tax benefits from the resolution of the Federal Tax Audit and the New York Tax Audits.

Mexico net income was down, as growth in Fixed Income Markets revenues was offset by lower equity underwriting and lending revenues. Lower net income also reflected the absence of a $39 million tax benefit from provisions of the Homeland Investment Act, as well as higher compensation expense and the absence of loan loss recoveries recorded in the prior-year period.

Latin America net income declined on an increase in credit costs due to the absence of loan loss recoveries recorded in the prior-year period, higher investment spending, and the impact of SFAS 123(R) charges. These declines were partially offset by strong revenue growth in Equity and Fixed Income Markets in Brazil Investment Banking and by the tax benefits from the resolution of the Federal Tax Audit.

EMEA net income increased on double-digit growth across all major product lines in the region from higher volumes and growth in customer activity and tax benefits from the resolution of the Federal Tax Audit. The increase in net income was partially offset by higher compensation expense due to staff additions and the impact from SFAS 123(R) charges, and higher credit costs on growth in loans and unfunded loan commitments.

Net income in Japan declined as strong growth in Fixed Income was offset by a decrease in equities, the absence of a $248 million after-tax gain on the sale of Nikko Cordial shares in the 2005 fourth quarter, and higher expenses.

Net income in Asia increased, driven by broad-based double-digit growth across several products, including Fixed Income and Equity Markets and Advisory. Continued benign credit conditions and incremental tax benefits from APB 23 in Australia, and globally the resolution of the Federal Tax Audit, further bolstered full-year results.

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

Transaction Services

Transaction Services is comprised of Cash Management, Trade Services and Securities & Fund Services (SFS). Cash Management and Trade Services provide comprehensive cash management and trade finance for corporations and financial institutions worldwide. SFS provides custody and fund services to investors such as insurance companies and pension funds, clearing services to intermediaries such as broker-dealers, and depository and agency/trust services to multi-national corporations and governments globally. Revenue is generated from fees for transaction processing, net interest revenue on Trade Services loans and deposits in Cash Management and SFS, and fees on assets under custody in SFS.

In millions of dollars	2006	2005	2004	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Net interest revenue	$3,009	$2,296	$1,745	31%	32%
Non-interest revenue	2,962	2,595	2,333	14	11
Revenues, net of interest expense	$5,971	$4,891	$4,078	22%	20%
Operating expenses	3,950	3,316	2,846	19	17
Provision for credit losses	36	19	(198)	89	NM
Income before taxes and minority interest	$1,985	$1,556	$1,430	28%	9%
Income taxes	557	420	381	33	10
Minority interest, net of taxes	2	1	4	100	(75)
Net income	$1,426	$1,135	$1,045	26%	9%
Revenues, net of interest expense, by region:
U.S.	$1,265	$1,039	$827	22%	26%
Mexico	203	191	176	6	9
Latin America	637	519	435	23	19
EMEA	2,146	1,756	1,535	22	14
Japan	110	84	73	31	15
Asia	1,610	1,302	1,032	24	26
Total revenues	$5,971	$4,891	$4,078	22%	20%
Net income by region:
U.S.	$90	$95	$84	(5)%	13%
Mexico	68	74	115	(8)	(36)
Latin America	192	153	192	25	(20)
EMEA	465	320	272	45	18
Japan	23	13	12	77	8
Asia	588	480	370	23	30
Total net income	$1,426	$1,135	$1,045	26%	9%
Average risk capital (1)	$1,486	$1,328	$1,380	12%	(4)%
Return on risk capital (1)	96%	85%	76%
Return on invested capital (1)	54%	47%	46%
Key indicators:
Average deposits and other customer liability balances (in billions of dollars)	$203	$164	$146	24%	12%
Assets under custody at year-end (in trillions of dollars)	10.4	8.6	7.9	21%	9%
Revenue details:
Cash management	$3,505	$2,864	$2,345	22%	22%
Securities and funds services	1,844	1,437	1,149	28%	25%
Trade services	622	590	584	5%	1%
Total revenue, net of interest expense	$5,971	$4,891	$4,078	22%	20%

(1)	See footnote 6 to the table on page 3.

NM Not meaningful.

2006 vs. 2005

Revenues, net of interest expense, increased, reflecting continued growth in customer liabilities and assets under custody. In addition, higher interest rates, increased volumes, and higher sales contributed to the growth.

Cash Management’s revenue reflected growth across all regions, driven by higher liability balances, volumes and new sales. Higher interest rates also contributed to the revenue increase.

Securities & Funds Services experienced growth in revenues across all regions except Mexico. This was attributable to higher assets under custody and volumes, increasing interest rates, and the impact of acquisitions. Assets under custody reached $10.4 trillion, an increase of $1.8 trillion, or 21%, on strong momentum from new business activities and improved equity markets, and the inclusion of ABN AMRO and UNISEN assets under custody.

Trade Services and Finance revenues increased, principally driven by growth in EMEA and the U.S. This was partially offset by the Latin America region.

Operating expenses increased due to organic business growth, acquisitions, and investment spending.

The change in the provision for credit losses of $17 million was primarily attributable to a reserve increase of $10 million in 2006 compared with 2005.

Regional Net Income

Net income in the U.S. declined, primarily due to continued investment spending, offset by growth in liability balances, and rising interest rates.

Mexico net income decreased primarily due to the absence of an $8 million tax benefit from provisions of the Homeland Investment Act, as well as a $2 million VAT refund and higher expenses, offset by growth in liability balances and rising interest rates.

Latin America net income increased primarily due to increased revenues from new sales, growth in liability balances, and rising interest rates.

EMEA net income increased primarily on increased revenue from new sales, growth in liability balances and assets under custody, rising interest rates and strong volumes. Asia net income increased primarily from increased revenue from new sales, higher customer volumes, and growth in liability balances and assets under custody, and rising interest rates.

Japan net income increased primarily due to increased revenue from new sales, growth in liability balances and assets under custody, and rising interest rates.

2005 vs. 2004

Revenues, net of interest expense, increased, reflecting growth in Cash Management and Global Securities Services. Average liability balances grew 20%, primarily due to increases in Asia, EMEA and the U.S., reflecting positive flow from new and existing customers. Average liability balances reached $164 billion in the fourth quarter.

Cash Management revenue increased mainly due to growth in liability balances, improved spreads, and increased fees from new sales. Revenue growth was at a double-digit rate across all regions.

Securities and Funds Services revenue increased, primarily reflecting growth in Latin America, Asia and the U.S.; higher assets under custody and fees; and the impact of acquisitions. Assets under custody reached $8.6 trillion, an increase of $0.7 trillion, or 9%, on strong momentum from record sales, equity markets, and the inclusion of ABN AMRO and UNISEN assets under custody. This was partially offset by a strengthened U.S. dollar and a slowdown in fixed income markets.

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

In millions of dollars	2006	2005	2004
Net interest revenue	$—	$—	$(9)
Non-interest revenue	(2)	2	611
Revenues, net of interest expense	$(2)	$2	$602
Operating expenses	33	(684)	7,725
Income (loss) before income taxes (benefits)	$(35)	$686	$(7,123)
Income taxes (benefits)	27	253	(2,725)
Net income (loss)	$(62)	$433	$(4,398)

2006 vs. 2005

Net income declined due to the absence of the 2005 fourth quarter WorldCom/Research litigation reserve release of $375 million after tax and the $120 million after tax insurance recovery in 2005 related to WorldCom and Enron legal matters.

2005 vs. 2004

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

CORPORATE AND INVESTMENT BANKING OUTLOOK

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page 97.

CIB is significantly affected by the levels of activity in the global capital markets, which are influenced by macro-economic and political developments, among other factors, in the approximately 100 countries in which the business operates. Global economic and market events can have both positive and negative effects on the revenue and credit performance of the businesses.

As 2007 begins, the credit environment is expected to remain stable; however, losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type. In 2007, the business expects to benefit from a higher level of APB 23 tax benefits than it realized in 2006.

In 2007, Capital Markets and Banking initiatives will continue to focus on the delivery of financial solutions tailored to clients’ needs and the targeting of client segments with strong growth prospects. The business intends to leverage its position in certain products and client relationships to increase its share of higher-margin structured products, for which continued demand is expected. The business will continue its multi-year build-out of structured products capabilities in credit, commodities and currencies, which should become a platform for future growth. We began to see a contribution to our growth in 2006 and expect a continued growth in revenues in 2007. Banking is expected to continue to see growth, particularly from the rapidly expanding Small and Medium Enterprises (SME) business segment in the emerging markets and by expanding the successful National Corporate Bank model (an initiative to expand corporate banking customers to the next level down—by size—of clients) to other countries. In parallel, leveraging the CIB’s global network, client teams will seek to further strengthen client relationships and increase market share and revenues.

In 2007, Transaction Services will focus on generating organic revenue and earnings growth. The arising needs of emerging markets and of the world’s increasingly sophisticated capital markets will continue to drive part of this growth. Management expects to sustain earnings growth by leveraging its global reach and economies of scale, which will help offset spread compression. Management will also focus on business opportunities in the U.S. by broadening its footprint through domestic relationships.

[THIS PAGE INTENTIONALLY LEFT BLANK]

GLOBAL WEALTH MANAGEMENT

Global Wealth Management is comprised of the Smith Barney Private Client businesses (including Citigroup Wealth Advisors outside the U.S.), Citigroup Private Bank, and Citigroup Investment Research.

In millions of dollars	2006	2005	2004	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Net interest revenue	$1,922	$1,695	$1,676	13%	1%
Non-interest revenue	8,255	6,989	6,853	18	2
Revenues, net of interest expense	$10,177	$8,684	$8,529	17%	2%
Operating expenses	8,006	6,696	6,666	20	—
Provision for loan losses	24	29	(5)	(17)	NM
Income before taxes	$2,147	$1,959	$1,868	10%	5%
Income taxes	703	715	659	(2)	8
Net income	$1,444	$1,244	$1,209	16%	3%
Revenues, net of interest expense by region:
U.S.	$8,793	$7,628	$7,241	15%	5%
Mexico	129	124	138	4	(10)
Latin America	186	203	227	(8)	(11)
EMEA	331	295	291	12	1
Japan	—	(6)	200	100	NM
Asia	738	440	432	68	2
Total revenues	$10,177	$8,684	$8,529	17%	2%
Net income (loss) by region:
U.S.	$1,210	$1,141	$1,179	6%	(3)%
Mexico	36	44	52	(18)	(15)
Latin America	12	17	43	(29)	(60)
EMEA	23	8	15	NM	(47)
Japan	—	(82)	(205)	100	60
Asia	163	116	125	41	(7)
Total net income	$1,444	$1,244	$1,209	16%	3%
Average risk capital (1)	$2,489	$2,113	$1,907	18%	11%
Return on risk capital (1)	58%	59%	63%
Return on invested capital (1)	36%	46%	52%
Key indicators: (in billions of dollars)
Total assets under fee-based management	$399	$346	$292	15%	18%
Total client assets	1,438	1,310	1,160	10%	13%
Net client asset flows	14	29	32	(52)%	(9)%
Financial advisors (FA) / bankers (actual number)	13,694	13,916	12,728	(2)%	9%
Annualized revenue per FA / banker (in thousands of dollars)	$740	$679	$672	9%	1%
Average deposits and other customer liability balances	$104	$93	$94	12%	(1)%
Average loans	$42	$40	$38	5%	5%

(1)	See footnote 6 to the table on page 3.

NM Not meaningful.

Smith Barney

Smith Barney provides investment advice, financial planning and brokerage services to affluent individuals, companies, and non-profits through a network of more than 13,000 Financial Advisors in more than 600 offices, primarily in the U.S. Smith Barney generates revenue from managing client assets, acting as a broker for clients in the purchase and sale of securities, financing customers’ securities transactions and other borrowing needs through lending, and through the sale of mutual funds and alternative investments.

In millions of dollars	2006	2005	2004	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Net interest revenue	$965	$625	$606	54%	3%
Non-interest revenue	7,195	6,200	5,879	16	5
Revenues, net of interest expense	$8,160	$6,825	$6,485	20%	5%
Operating expenses	6,619	5,405	5,016	22	8
Provision for loan losses	—	12	—	(100)	—
Income before taxes	$1,541	$1,408	$1,469	9%	(4)%
Income taxes	536	537	578	—	(7)
Net income	$1,005	$871	$891	15%	(2)%
Revenues, net of interest expense, by region:
U.S.	$7,971	$6,825	$6,485	17%	5%
Mexico	—	—	—	—	—
Latin America	—	—	—	—	—
EMEA	26	—	—	—	—
Japan	—	—	—	—	—
Asia	163	—	—	—	—
Total revenues	$8,160	$6,825	$6,485	20%	5%
Net income by region:
U.S.	$985	$871	$891	13%	(2)%
Mexico	—	—	—	—	—
Latin America	—	—	—	—	—
EMEA	5	—	—	—	—
Japan	—	—	—	—	—
Asia	15	—	—	—	—
Total net income	$1,005	$871	$891	15%	(2)%
Average risk capital (1)	$1,491	$938	$1,156	59%	(19)%
Return on risk capital (1)	67%	93%	77%
Return on invested capital (1)	35%	59%	57%
Key indicators: (in billions of dollars)
Total assets under fee-based management	$343	$298	$240	15%	24%
Total client assets	1,230	1,130	978	9%	16%
Net client asset flows	9	28	24	(68)%	17%
Financial advisors (FA) (actual number)	13,143	13,414	12,138	(2)%	11%
Annualized revenue per FA (in thousands of dollars)	$617	$556	$536	11%	4%
Average deposits and other customer liability balances	$51	$45	$44	13%	2%

(1)	See footnote 6 to the table on page 3.

2006 vs. 2005

Revenues, net of interest expense, increased primarily due to a 32% increase in fee-based revenues, reflecting the continued shift toward offering fee-based advisory products and services. The launch of the Tiered-Pricing Program in September 2006 also drove revenue growth, along with strength in the Managed Accounts, Mutual Fund and Annuity businesses. Transactional revenues increased 3% due to increased customer trading volumes. Results also reflected the acquisition of Legg Mason in December 2005.

Operating expenses increased primarily due to higher compensation expense, including $344 million of SFAS 123(R) costs, and integration costs of the Legg Mason retail brokerage business.

Total assets under fee-based management were up from the prior-year period, driven by net client asset flows and positive market action. Net flows were down compared to the prior year primarily on client attrition.

2005 vs. 2004

Revenues, net of interest expense, increased primarily due to a $459 million increase in asset-based revenue. Lower client trading volumes drove a decline in transactional revenue, which decreased by $119 million.

Operating expenses increased, primarily due to higher production-related compensation as a result of increased revenue. The increase also included repositioning charges of $28 million pretax in the 2005 first quarter, higher legal costs, and integration costs related to the acquisition of the Legg Mason retail brokerage business.

Provision for loan loss increased, primarily reflecting the impact of growth in tailored loans.

On December 1, 2005, Smith Barney completed the acquisition of Legg Mason’s private client business, which added 124 branches, approximately $100 billion of assets under management and more than 1,200 financial advisors, primarily in the Mid-Atlantic and Southeastern states. These branches and financial advisors were converted to Smith Barney’s operating platform during the 2006 first quarter.

Total assets under fee-based management increased, reflecting organic growth and the addition of Legg Mason. Total client assets, including assets under fee-based management, increased primarily due to higher equity market values, the acquisition of Legg Mason and positive net flows of $28 billion.

Citigroup Investment Research

Citigroup Investment Research provides independent client-focused research to individuals and institutions around the world. The majority of expense for this organization is charged to the Global Equities business in Capital Markets and Banking and to Smith Barney.

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

In millions of dollars	2006	2005	2004	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Net interest revenue	$957	$1,070	$1,070	(11)%	—%
Non-interest revenue	1,060	789	974	34	(19)%
Revenues, net of interest expense	$2,017	$1,859	$2,044	8%	(9)%
Operating expenses	1,387	1,291	1,650	7	(22)
Provision for loan losses	24	17	(5)	41	NM
Income before taxes	$606	$551	$399	10%	38%
Income taxes	167	178	81	(6)	NM
Net income	$439	$373	$318	18%	17%
Revenues, net of interest expense, by region:
U.S.	$822	$803	$756	2%	6%
Mexico	129	124	138	4	(10)
Latin America	186	203	227	(8)	(11)
EMEA	305	295	291	3	1
Japan	—	(6)	200	100	NM
Asia	575	440	432	31	2
Total revenues	$2,017	$1,859	$2,044	8%	(9)%
Net income (loss) by region:
U.S.	$225	$270	$288	(17)%	(6)%
Mexico	36	44	52	(18)	(15)
Latin America	12	17	43	(29)	(60)
EMEA	18	8	15	NM	(47)
Japan	—	(82)	(205)	100	60
Asia	148	116	125	28	(7)
Total net income	$439	$373	$318	18%	17%
Average risk capital (1)	$998	$1,175	$751	(15)%	56%
Return on risk capital (1)	44%	32%	42%
Return on invested capital (1)	41%	29%	40%
Key indicators: (in billions of dollars)
Total assets under fee-based management	56	48	52	17%	(8)%
Total client assets	208	180	182	16%	(1)%
Net client asset flows	5	1	8	NM	(88)%
Bankers (actual number)	551	502	590	10%	(15)%
Annualized revenue per banker (in thousands of dollars)	3,897	3,696	3,515	5%	5%
Average deposits and other customer liability balances	53	48	50	10%	(4)%
Average loans	40	39	37	3%	5%

(1)	See footnote 6 to the table on page 3.

NM Not meaningful.

2006 vs. 2005

Revenues, net of interest expense, increased due to strong growth in Asia.

U.S. revenue increased, primarily driven by an increase in banking spreads and lending volumes, partially offset by lending spread compression.

Mexico revenue increased, mainly due to an increase in banking and investment revenue, partially offset by lower lending revenue.

Latin America revenue declined, primarily driven by lower spreads in the banking and lending portfolios, partially offset by higher trust revenue.

EMEA revenue increased, driven by higher capital markets and investments revenue.

Asia revenue increased, reflecting strong capital markets activity.

Operating expenses increased by $96 million as the absence of Japan expenses was offset by SFAS 123(R) charges, higher expenses due to increased professional staffing and investment spending to expand on-shore markets. SFAS 123(R) charges in 2006 totaled $29 million.

Provision for loan losses was $24 million in 2006, as compared to $17 million in 2005. The provision in 2006 was primarily due to reserve builds of $28 million, partially offset by a $5 million recovery in Asia. 2005 includes reserve builds of $24 million, offset by recoveries in Asia and EMEA of $9 million.

Client business volumes increased $32 billion, or 14%. Growth was led by $14 billion in banking, primarily in EMEA and the U.S. Investment Finance volumes increased $4 billion, mainly driven by growth in the U.S. Custody assets grew by $6 billion, primarily driven by U.S., EMEA and Asia. Managed assets increased by $8 billion due to increases in the U.S. and EMEA.

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

Operating expenses decreased, primarily due to a $400 million pretax exit plan charge in Japan recorded in the 2004 fourth quarter. Increased expenses in other regions reflected higher employee-related costs, including investments in front office sales and support.

Provision for loan losses included net recoveries in Asia and Europe, net write-offs in the U.S. and increases in the allowance for loan losses. The allowance reflected an increase in Japan, and changes in the application of environmental factors for all regions. Net credit recoveries were (0.02%) of average loans outstanding in both 2005 and 2004.

Client business volumes increased $2 billion in 2005, as a decline of $14 billion in Japan was offset by growth of $16 billion, or 8%, in other regions. Growth was led by an increase of $3 billion in custody assets, which were higher in the U.S. and Latin America, offsetting the decline in Japan. Assets managed on a fee-basis were flat due to the decline in Japan, offset predominantly by the impact of positive net flows in the U.S. Investment finance volumes were flat, reflecting the decline in Japan offset by growth in real-estate-secured loans in the U.S. Banking and fiduciary deposits decreased $1 billion, with double-digit growth in Asia and Europe offset by the decline in Japan.

GLOBAL WEALTH MANAGEMENT OUTLOOK

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page 97.

Global Wealth Management is affected by the levels of activity in the capital markets, which are influenced by macro-economic and political developments, among other factors. Global economic and market events can have both positive and negative effects on the revenue and credit performance of the businesses.

Smith Barney–In 2007, Smith Barney expects to see continued asset and revenue growth resulting from the 2006 investments in its wealth management platform, as well as from the acquisition of the Quilter private client business from Morgan Stanley.

Investments are expected to continue in 2007 and will include additional initiatives intended to improve our client and Financial Advisor experience, significant resources allocated to Smith Barney’s partnership with the U.S. Consumer business, continued investment in the advisory platform, and continued increases in Financial Advisor hiring.

In Citigroup Investment Research, major initiatives include expanding client relationships, broadening research coverage in emerging markets, differentiating research product and service and continuing productivity improvements.

Private Bank–Leveraging Citigroup’s onshore and institutional capabilities, the Private Bank is building onshore franchises focused on wealth-creating individuals in key markets such as the U.S., the U.K., India and Brazil.

In 2007, the Private Bank expects growth in both annuity and transactional revenue across the product set, from investments to capital raising. In addition, investments in origination, product and onshore market build-outs are expected to have a positive impact on 2007 net income growth.

[THIS PAGE INTENTIONALLY LEFT BLANK]

ALTERNATIVE INVESTMENTS

Alternative Investments (AI) manages capital on behalf of Citigroup, as well as for third-party institutional and high-net-worth investors. AI is an integrated alternative investment platform that manages a wide range of products across five asset classes, including private equity, hedge funds, real estate, structured products and managed futures. AI’s business model is to enable its 14 investment centers to retain the entrepreneurial qualities required to capitalize on evolving opportunities, while benefiting from the intellectual, operational and financial resources of Citigroup.

In millions of dollars	2006	2005	2004	% Change 2006 vs. 2005	% Change 2005 vs. 2004
Net interest revenue	$259	$261	$298	(1)%	(12)%
Non-interest revenue	2,642	3,169	1,405	(17)	NM
Total revenues, net of interest expense	$2,901	$3,430	$1,703	(15)%	NM
Net realized and net change in unrealized gains	$2,107	$2,582	$1,039	(18)%	NM
Fees, dividends and interest	449	509	269	(12)	89%
Other	(118)	(1)	122	NM	NM
Total proprietary investment activities revenues	$2,438	$3,090	$1,430	(21)%	NM
Client revenues (1)	463	340	273	36	25%
Total revenues, net of interest expense	$2,901	$3,430	$1,703	(15)%	NM
Operating expenses	763	633	462	21	37%
Provision for loan losses	(13)	(2)	—	NM	—
Income before taxes and minority interest	$2,151	$2,799	$1,241	(23)%	NM
Income taxes	$706	$950	$398	(26)%	NM
Minority interest, net of taxes	169	412	75	(59)	NM
Net income	$1,276	$1,437	$768	(11)%	87%
Revenue by product:
Client (1)	$463	$340	$273	36%	25%
Private Equity	$1,743	$2,563	$1,324	(32)%	94%
Hedge Funds	211	69	12	NM	NM
Other	484	458	94	6	NM
Proprietary	$2,438	$3,090	$1,430	(21)%	NM
Total	$2,901	$3,430	$1,703	(15)%	NM
Average risk capital (2)	$4,171	$4,264	$3,669	(2)%	16%
Return on risk capital (2)	31%	34%	21%
Return on invested capital (2)	27%	31%	19%
Key indicators: (in billions of dollars)
Capital under management:
Client	$38.5	$25.4	$20.4	52%	25%
Proprietary	10.7	12.2	8.1	(12)	51
Total	$49.2	$37.6	$28.5	31%	32%

(1)	Includes fee income. Prior to 2005, revenue was reported net of profit sharing (profit sharing was reflected in the internal Citigroup distributor’s revenues).
(2)	See footnote 6 to the table on page 3.

NM Not meaningful.

The Proprietary Portfolio of Alternative Investments consists of private equity, single- and multi-manager hedge funds, real estate and Legg Mason, Inc. (Legg Mason) preferred shares. Private equity, which constitutes the largest proprietary investments on both a direct and indirect basis, is in the form of equity and mezzanine debt financing in companies across a broad range of industries worldwide, including investments in developing economies. Such investments include Citigroup Venture Capital International Brazil, LP (CVC/Brazil, formerly CVC/Opportunity Equity Partners, LP), which has invested primarily in companies privatized by the government of Brazil in the mid-1990s.

The Client Portfolio is comprised of single- and multi-manager hedge funds, real estate, managed futures, private equity, and a variety of leveraged fixed income products (credit structures). Products are distributed to investors directly by AI and through Citigroup’s Private Bank and Smith Barney businesses. Revenue includes management and performance fees earned on the portfolio. Prior to 2005, the pretax profits from managing capital on behalf of Global Wealth Management clients were recorded in the respective Citigroup distributor’s income statement as a component of revenues.

Investments held by investment company subsidiaries (including CVC/ Brazil) are carried at fair value, with the net change in unrealized gains and losses recorded in income. The Company’s investment in CVC/Brazil is subject to a variety of unresolved matters, including pending litigation involving some of its portfolio companies, which could affect future valuations of these companies.* Certain private equity investments in companies located in developing economies that are not held in investment company subsidiaries are either carried at cost or accounted for by the equity method, with unrealized losses recognized in income for other-than-temporary declines in value. Investments classified as available-for-sale are carried at fair value with the net change in unrealized gains and losses recorded in equity as Accumulated other comprehensive income. All other investment activities are primarily carried at fair value, with the net change in unrealized gains and losses recorded in income.

The investment in Legg Mason resulted from the sale of Citigroup’s Asset Management business to Legg Mason, Inc. on December 1, 2005, which included a combination of Legg Mason common and convertible preferred equity securities valued at $2.298 billion in the sale proceeds. Total equivalent number of common shares was 18.7 million, of which 10.3 million were sold in March 2006. The Legg Mason equity securities are classified on Citigroup’s Consolidated Balance Sheet as Investments (available-for-sale).

*	This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page 97.

Legg Mason Equity Securities

Company	Type of Ownership	Shares owned on December 31, 2006	Sale Restriction	Market Value as of December 31, 2006 ($ millions)	Pretax Unrealized Gains (Losses) as of December 31, 2006 ($ millions)
Legg Mason, Inc.	Non-voting convertible preferred stock representing approximately 5.9% ownership	8.4 shares (convertible into 8.4 million shares of common stock upon sale to non-affiliate)	Subsequent to December 1, 2006, all 8.4 shares may be sold publicly at any time.	$797	$(232)
Total				$797	$(232)

2006 vs. 2005

Total proprietary revenues, net of interest expense, were comprised of revenues from private equity of $1.7 billion, other investment activity of $484 million and hedge funds of $211 million. Private equity revenue declined $820 million from 2005, primarily driven by the absence of prior-year gains from the sale of portfolio assets. Other investment activities revenue increased $26 million from 2005, largely due to realized gains from the liquidation of Citigroup’s investment in MetLife shares and real estate investment returns, partially offset by lower realized gains from the sale of Citigroup’s investment in St. Paul shares. Hedge fund revenue increased $142 million, led by higher investment performance and an increased asset base. Client revenues increased $123 million, reflecting increased management and performance fees from a 39% growth in average client capital under management.

Operating expenses in 2006 increased from 2005, primarily due to higher employee-related expenses including the impact of SFAS 123(R).

Minority interest, net of taxes, declined on the absence of prior-year private equity gains related to underlying investments held by consolidated majority-owned legal entities. The impact of minority interest is reflected in fees, dividends, and interest, and net realized and net change in unrealized gains/(losses) consistent with proceeds received by minority interests.

Proprietary capital under management declined $1.5 billion, primarily driven by the sale of Citigroup’s remaining holdings of St. Paul and MetLife shares and the partial sell-down of Legg Mason shares in the first quarter of 2006, which were partially offset by investments in private equity and hedge funds.

Client capital under management increased $13.1 billion due to inflows from institutional and high-net-worth clients in private equity, real estate and hedge funds.

2005 vs. 2004

Total proprietary revenues, net of interest expense, were comprised of revenues from private equity of $2.6 billion, other investment activity of $458 million and hedge funds of $69 million. Private equity revenue increased $1.2 billion, primarily driven by gains realized through the sale of portfolio investments. Other investment activities revenue increased $364 million, due to realized gains from the sale of a portion of Citigroup’s investment in St. Paul shares, while hedge fund revenue increased $57 million due to a higher net change in unrealized gains on a substantially increased asset base. Client revenues increased $67 million, reflecting increased management fees from 25% growth in client capital under management.

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

Proprietary capital under management increased $4.1 billion, primarily driven by the MetLife and Legg Mason shares acquired during 2005, as well as the funding of proprietary investments in hedge funds and real estate, partially offset by the sale of a portion of Citigroup’s holdings of St. Paul shares.

Client capital under management increased $5.0 billion due to inflows from institutional and high-net-worth clients, and the inclusion of $1.4 billion in assets for the former Travelers Life & Annuities business, following the July 1, 2005 sale to MetLife.

CORPORATE/OTHER

Corporate/Other includes net treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications reported in the business segments (intersegment eliminations), the results of discontinued operations, the cumulative effect of accounting change and unallocated taxes.

In millions of dollars	2006	2005		2004
Net interest revenue	$(486)	$	(342)		$(173)
Non-interest revenue	(463)		(238)		(97)
Revenues, net of interest expense	$(949)		$(580)	$	(270)
Operating expenses	200		383		(27)
Provisions for loan losses and for benefits and claims	6		(2)		—
Income (loss) from continuing operations before taxes and minority interest and cumulative effect of accounting change	$(1,155)		$(961)		$(243)
Income tax benefits	(502)		(309)		(281)
Minority interest, net of taxes	1		15		(10)
Income (loss) from continuing operations before cumulative effect of accounting change	$(654)		$(667)		$48
Income from discontinued operations	289		4,832		992
Cumulative effect of accounting change	—		(49)		—
Net income (loss)	$(365)		$4,116		$1,040

2006 vs. 2005

Revenues, net of interest expense, declined primarily due to lower intersegment eliminations.

Operating expenses declined, primarily due to lower intersegment eliminations, partially offset by increased staffing and technology costs.

Income tax benefits increased due to a higher pretax loss in the current year, a tax reserve release of $61 million relating to the resolution of the Federal Tax Audit and a release of $8 million relating to the resolution of the New York Tax Audits.

Discontinued operations represent the operations in the Company’s Sale of the Asset Management Business and the Sale of the Life Insurance and Annuities Business. For 2006, income from discontinued operations included gains and tax benefits relating to the final settlement of the Life Insurance and Annuities and Asset Management Sale Transactions and a gain from the Sale of the Asset Management Business in Poland. Tax benefits included a tax reserve release of $59 million relating to the resolution of the Federal Tax Audit and a tax benefit of $17 million related to the resolution of the New York Tax Audits. See Note 3 to the Consolidated Financial Statements on page 118.

2005 vs. 2004

Revenues, net of interest expense, decreased, primarily due to the absence of the prior-year gain on the sale of EFS and lower treasury results, partially offset by higher intersegment eliminations. Higher short-term interest rates, partially offset by lower funding balances, drove a decline in treasury results.

Operating expenses increased, primarily due to higher intersegment eliminations and unallocated employee-related costs, increased staffing and technology costs, and increased Citigroup Foundation contributions. These were partially offset by a reserve release associated with the shutdown of the Private Bank in Japan.

Income tax benefits increased, due to the higher pretax loss in 2005, offset by the $147 million tax reserve release due to the closing of a tax audit in 2004.

Discontinued operations represent the operations in the Company’s Sale of the Asset Management Business to Legg Mason, Inc., and the Sale of the Life Insurance and Annuities Business. For 2005, income from discontinued operations included a $2.082 billion, after-tax gain from the Sale of the Asset Management Business, as well as a $2.120 billion, after-tax gain from the Sale of the Life Insurance and Annuities Business. See Note 3 to the Consolidated Financial Statements on page 118.

RISK FACTORS

The following discussion sets forth certain risks that the Company believes could cause its actual future results to differ materially from expected results.

Economic conditions. The profitability of Citigroup’s businesses may be affected by global and local economic conditions, such as the liquidity of the global financial markets, the level and volatility of interest rates and equity prices, investor sentiment, inflation, and the availability and cost of credit.

The Company generally maintains large trading portfolios in the fixed income, currency, commodity and equity markets and has significant investment positions, including investments held by its private equity business. The revenues derived from these portfolios are directly affected by economic conditions.

The credit quality of Citigroup’s on-balance sheet assets and off-balance sheet exposures is also affected by economic conditions, as more loan delinquencies would likely result in a higher level of charge-offs and increased provisions for credit losses, adversely affecting the Company’s earnings. The Company’s consumer businesses are particularly affected by factors such as prevailing interest rates, the rate of unemployment, the level of consumer confidence, changes in consumer spending and the number of personal bankruptcies.

Credit, market and liquidity risk. As discussed above, the Company’s earnings may be impacted through its market risk and credit risk positions and by changes in economic conditions. In addition, Citigroup’s earnings are dependent upon the extent to which management can successfully manage its positions within the global markets. In particular environments, the Company may not be able to mitigate its risk exposures as effectively as desired, and may have unwanted exposures to certain risk factors.

The Company’s earnings are also dependent upon its ability to properly value financial instruments. In certain illiquid markets, judgmental estimates of value may be required. The Company’s earnings are also dependent upon how effectively it assesses the cost of credit and manages its portfolio of risk concentrations. In addition to the direct impact of the successful management of these risk factors, management effectiveness is taken into consideration by the rating agencies, which determine the Company’s own credit ratings and thereby affect the Company’s cost of funds.

Competition. Merger activity in the financial services industry has produced companies that are capable of offering a wide array of financial products and services at competitive prices. Globalization of the capital markets and financial services industries exposes Citigroup to competition both at the global and local level. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products. Citigroup’s ability to grow its businesses, and therefore its earnings, is affected by these competitive pressures.

Country risk. Citigroup’s international revenues are subject to risk of loss from unfavorable political and diplomatic developments, currency fluctuations, social instability, and changes in governmental policies, including expropriation, nationalization, international ownership legislation, interest rate caps and tax policies. In addition, revenues from the trading of international securities and investment in international securities may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be accentuated because certain international trading markets, particularly those in emerging market countries, are typically smaller, less liquid and more volatile than U.S. trading markets.

For geographic distributions of net income, see page 17. For a discussion of international loans, see Note 16 to the Consolidated Financial Statements on page 136 and “Country and Cross-Border Risk Management Process” on page 76.

Operational risk. Citigroup is exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and record-keeping errors, and computer/telecommunications systems malfunctions. Given the high volume of transactions at Citigroup, certain errors may be repeated or compounded before they are discovered and rectified. In addition, the Company’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/ telecommunications outages), which may give rise to losses in service to customers and/or monetary loss to the Company. All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its customers.

U.S. fiscal policies. The Company’s businesses and earnings are affected by the fiscal policies adopted by regulatory authorities of the United States. For example, in the United States, policies of the Federal Reserve Board directly influence the rate of interest paid by commercial banks on their interest-bearing deposits and also may affect the value of financial instruments held by the Company. In addition, such changes in fiscal policy may affect the credit quality of the Company’s customers. The actions of the Federal Reserve Board directly impact the Company’s cost of funds for lending, capital raising and investment activities.

Reputational and legal risk. Various issues may give rise to reputational risk and cause harm to the Company and its business prospects. These issues include appropriately dealing with potential conflicts of interest; legal and regulatory requirements; ethical issues; money laundering laws; privacy laws; information security policies; sales and trading practices; and conduct by companies in which we hold strategic investments or joint venture partners. Failure to address these issues appropriately could also give rise to additional legal risk to the Company, which could increase the number of litigation claims and the amount of damages asserted against the Company, or subject the Company to regulatory enforcement actions, fines and penalties.

Certain regulatory considerations. As a worldwide business, Citigroup and its subsidiaries are subject to extensive regulation, new legislation and changing accounting standards and interpretations thereof. Legislation is introduced, including tax consumer protection, privacy and other legislation, from time to time in Congress, in the states and in foreign jurisdictions that may change banking and financial services laws and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. The Company cannot determine whether such legislation will be enacted and the ultimate effect that would have on the Company’s results.

MANAGING GLOBAL RISK

Citigroup’s risk management framework balances strong corporate oversight with well-defined independent risk management functions within each business.

The Citigroup Senior Risk Officer is responsible for:

•	establishing standards for the measurement and reporting of risk,
•	managing and compensating the senior independent risk managers at the business level,
•	approving business-level risk management policies, and
•	reviewing major risk exposures and concentrations across the organization.

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

•

“Economic losses” include losses that appear on the income statement and fair value adjustments to the financial statements, as well as any further declines in value not captured on the income statement.

•	“Unexpected losses” are the difference between potential extremely severe losses and Citigroup’s expected (average) loss over a one-year time period.
•	“Extremely severe” is defined as potential loss at a 99.97% confidence level, based on the distribution of observed events and scenario analysis.

Risk capital is used in the calculation of return on risk capital (RORC) and return on invested capital (ROIC).

RORC, calculated as annualized income from continuing operations divided by average risk capital, compares business income with the capital required to absorb the risks. It is used to assess businesses’ operating performance and to determine incremental allocation of capital for organic growth.

ROIC is calculated using income adjusted to exclude a net internal funding cost Citigroup levies on the goodwill and intangible assets of each business. This adjusted annualized income is divided by the sum of each business’s average risk capital, goodwill and intangible assets (excluding mortgage servicing rights, which are captured in risk capital). ROIC thus compares business income with the total invested capital–risk capital, goodwill and intangible assets–used to generate that income. ROIC is used to assess returns on potential acquisitions and divestitures, and to compare long-term performance of businesses with differing proportions of organic and acquired growth.

The drivers of “economic losses” are risks, which can be broadly categorized as credit risk (including cross-border risk), market risk and operational risk:

•	Credit risk losses primarily result from a borrower’s or counterparty’s inability to meet its obligations.
•	Market risk losses arise from fluctuations in the market value of trading and non-trading positions, including changes in value resulting from fluctuations in rates.
•	Operational risk losses result from inadequate or failed internal processes, people, systems or from external events.

These risks are measured and aggregated within businesses and across Citigroup to facilitate the understanding of the Company’s exposure to extreme downside events.

At December 31, 2006 and 2005, risk capital for Citigroup was comprised of the following risk types:

In billions of dollars	Dec. 31, 2006	Dec. 31, 2005
Credit risk	$36.7	$36.2
Market risk	21.5	13.6
Operational risk	8.0	8.1
Intersector diversification (1)	(6.4)	(4.7)
Total Citigroup	$59.8	$53.2
Return on risk capital	38%	37%
Return on invested capital	19%	22%

(1)	Reduction in risk from diversification between sectors.

The increase in Citigroup’s risk capital from December 31, 2005 was primarily driven by portfolio growth, particularly in U.S. Consumer Lending and CIB, as well as the year-end methodology update. Average risk capital, return on risk capital and return on invested capital are provided for each segment and product and are disclosed on pages 40–74. The increase in average risk capital in 2006 was driven by increases across Citigroup businesses. The $700 million, or 39%, increase in U.S. Commercial Business and the $650 million, or 22%, increase in U.S. Retail Distribution were driven by refinements in risk capital methodologies. The $1.5 billion, or 46%, increase in U.S. Consumer Lending was primarily due to portfolio growth and refinements in risk capital methodologies. The $350 million, or 17%, increase in International Cards was primarily due to portfolio growth. The $250 million, or 29%, increase in International Consumer Finance and the $650 million, or 67%, increase in Smith Barney were primarily due to refinements in the risk capital methodologies.

Citigroup updates risk capital methodologies in the first quarter of each year. For 2007, Citigroup will be updating the methodologies for market risk for proprietary investments, the implementation of SFAS 158 and operational risk. To evaluate the impact of the refinements, risk capital as of year-end is calculated under both existing and revised methodologies. Measured under the revised methodologies, the total risk capital as of December 31, 2006 is $63.1 billion, $3.3 billion, or 5%, higher than the $59.8 billion reported under the legacy methodology. RORC and ROIC for the 2007 first quarter will be measured using average risk capital based on the revised methodologies.

CREDIT RISK MANAGEMENT PROCESS

Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations. Credit risk arises in many of the Company’s business activities, including:

•	lending
•	sales and trading
•	derivatives
•	securities transactions
•	settlement
•	when the Company acts as an intermediary on behalf of its clients and other third parties.

LOANS OUTSTANDING

In millions of dollars at year end	2006	2005	2004	2003	2002
Consumer loans
In U.S. offices:
Mortgage and real estate	$225,944	$192,108	$161,832	$129,507	$121,178
Installment, revolving credit, and other	131,399	127,789	134,784	136,725	113,620
Lease financing	4,743	5,095	6,030	8,523	12,027
	$362,086	$324,992	$302,646	$274,755	$246,825
In offices outside the U.S.:
Mortgage and real estate	$44,457	$39,619	$39,601	$28,743	$26,564
Installment, revolving credit, and other (1)	105,393	89,559	92,647	76,037	64,817
Lease financing	960	866	1,619	2,216	2,123
	$150,810	$130,044	$133,867	$106,996	$93,504
	$512,896	$455,036	$436,513	$381,751	$340,329
Unearned income (1)	25	(416)	(1,287)	(1,819)	(2,648)
Consumer loans—net	$512,921	$454,620	$435,226	$379,932	$337,681
Corporate loans
In U.S. offices:
Commercial and industrial	$27,437	$22,081	$14,437	$15,207	$22,041
Lease financing	2,101	1,952	1,879	2,010	2,017
Mortgage and real estate	168	29	100	95	2,573
	$29,706	$24,062	$16,416	$17,312	$26,631
In offices outside the U.S.:
Commercial and industrial	$105,872	$80,116	$77,052	$62,884	$67,456
Mortgage and real estate	5,334	5,206	3,928	1,751	1,885
Loans to financial institutions	21,827	16,889	12,921	12,063	8,583
Lease financing	2,024	2,082	2,485	2,859	2,784
Governments and official institutions	1,857	882	1,100	1,496	3,081
	$136,914	$105,175	$97,486	$81,053	$83,789
	$166,620	$129,237	$113,902	$98,365	$110,420
Unearned income	(349)	(354)	(299)	(291)	(296)
Corporate loans—net	$166,271	$128,883	$113,603	$98,074	$110,124
Total loans—net of unearned income	$679,192	$583,503	$548,829	$478,006	$447,805
Allowance for loan losses—on drawn exposures	(8,940)	(9,782)	(11,269)	(12,643)	(11,101)
Total loans—net of unearned income and allowance for credit losses	$670,252	$573,721	$537,560	$465,363	$436,704
Allowance for loan losses as a percentage of total loans—net of unearned income	1.32%	1.68%	2.05%	2.64%	2.48%

(1)	Reclassified to conform to current year’s presentation.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

In millions of dollars at year end	2006	2005	2004	2003	2002
Other real estate owned (1)
Consumer	$385	$279	$320	$437	$495
Corporate	316	150	126	105	75
Total other real estate owned	$701	$429	$446	$542	$570
Other repossessed assets (2)	$75	$62	$93	$151	$230

(1)	Represents repossessed real estate, carried at lower of cost or fair value, less costs to sell.
(2)	Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value, less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars at year end	2006	2005	2004	2003	2002
Allowance for loan losses at beginning of year	$9,782	$11,269	$12,643	$11,101	$9,688
Provision for loan losses
Consumer	$6,636	$8,224	$7,205	$7,316	$7,714
Corporate	102	(295)	(972)	730	2,281
	$6,738	$7,929	$6,233	$8,046	$9,995
Gross credit losses
Consumer (1)
In U.S. offices	$4,510	$5,922	$6,937	$5,783	$5,826
In offices outside the U.S.	4,717	4,664	3,304	3,270	2,865
Corporate
Mortgage and real estate
In U.S. offices	—	—	—	—	5
In offices outside the U.S.	1	—	6	27	23
Governments and official institutions outside the U.S.	—	—	—	111	—
Loans to financial institutions
In U.S. offices	—	—	—	—	—
In offices outside the U.S.	6	10	3	13	4
Commercial and industrial
In U.S. offices	85	78	52	383	825
In offices outside the U.S.	222	287	571	939	1,018
	$9,541	$10,961	$10,873	$10,526	$10,566
Credit recoveries
Consumer (1)
In U.S. offices	$691	$1,061	$1,079	$763	$729
In offices outside the U.S.	1,274	842	691	735	510
Corporate (2)
Mortgage and real estate
In U.S. offices	1	—	—	—	1
In offices outside the U.S.	18	5	3	1	—
Governments and official institutions outside the U.S.	7	55	1	—	2
Loans to financial institutions
In U.S. offices	—	—	6	—	—
In offices outside the U.S.	4	15	35	12	6
Commercial and industrial
In U.S. offices	20	104	100	34	147
In offices outside the U.S.	182	473	357	215	168
	$2,197	$2,555	$2,272	$1,760	$1,563
Net credit losses
In U.S. offices	$3,883	$4,835	$5,804	$5,369	$5,779
In offices outside the U.S.	3,461	3,571	2,797	3,397	3,224
Total	$7,344	$8,406	$8,601	$8,766	$9,003
Other—net (3)	$(236)	$(1,010)	$994	$2,262	$421
Allowance for loan losses at end of year	$8,940	$9,782	$11,269	$12,643	$11,101
Allowance for unfunded lending commitments (4)	$1,100	$850	$600	$600	$567
Total allowance for loans, leases and unfunded lending commitments	$10,040	$10,632	$11,869	$13,243	$11,668
Net consumer credit losses	$7,262	$8,683	$8,471	$7,555	$7,452
As a percentage of average consumer loans	1.52%	2.01%	2.13%	2.22%	2.55%
Net corporate credit losses/(recoveries)	$82	$(277)	$130	$1,211	$1,551
As a percentage of average corporate loans	0.05%	NM	0.11%	1.17%	1.44%

(1)	Consumer credit losses and recoveries primarily relate to revolving credit and installment loans.
(2)	Amounts in 2003 and 2002 include $12 million (through the 2003 third quarter) and $114 million, respectively, of collections from credit default swaps purchased from third parties. From the 2003 fourth quarter forward, collections from credit default swaps are included within Principal Transactions on the Consolidated Statement of Income.
(3)	2006 primarily includes reductions to the loan loss reserve of $429 million related to securitizations and portfolio sales and the addition of $84 million related to the acquisition of the CrediCard portfolio. 2005 primarily includes reductions to the loan loss reserve of $584 million related to securitizations and portfolio sales, a reduction of $110 million related to purchase accounting adjustments from the KorAm acquisition, and a reduction of $90 million from the sale of CitiCapital’s transportation portfolio. 2004 primarily includes the addition of $715 million of loan loss reserves related to the acquisition of KorAm and the addition of $148 million of loan loss reserves related to the acquisition of WMF. 2003 primarily includes the addition of $2.1 billion of loan loss reserves related to the acquisition of the Sears credit card business. 2002 primarily includes the addition of $452 million of loan loss reserves related to the acquisition of Golden State Bancorp (GSB).
(4)	Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded with Other Liabilities on the Consolidated Balance Sheet.

NM Not meaningful.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

In millions of dollars at year end	2006	2005	2004	2003	2002
Corporate cash-basis loans (1)
Collateral dependent (at lower of cost or collateral value) (2)	$19	$6	$7	$8	$64
Other	516	998	1,899	3,411	3,931
Total	$535	$1,004	$1,906	$3,419	$3,995
Corporate cash-basis loans (1)
In U.S. offices	$128	$81	$254	$640	$887
In offices outside the U.S.	407	923	1,652	2,779	3,108
Total	$535	$1,004	$1,906	$3,419	$3,995
Renegotiated loans (includes Corporate and Commercial Business Loans)
In U.S. offices	$4	$22	$63	$107	$115
In offices outside the U.S.	18	10	20	33	55
Total	$22	$32	$83	$140	$170
Consumer loans on which accrual of interest had been suspended (3)
In U.S. offices	$2,490	$2,307	$2,485	$3,127	$3,114
In offices outside the U.S.	2,022	1,713	2,978	2,958	2,792
Total	$4,512	$4,020	$5,463	$6,085	$5,906
Accruing loans 90 or more days delinquent (4) (5)
In U.S. offices	$2,260	$2,886	$3,153	$3,298	$2,639
In offices outside the U.S.	524	391	401	576	447
Total	$2,784	$3,277	$3,554	$3,874	$3,086

(1)	Excludes purchased distressed loans as they are accreting interest in accordance with Statement of Position 03-3, “Accounting for Certain Loans on Debt Securities Acquired in a Transfer” (SOP 03-3). Prior to 2004, these loans were classified with other assets. The carrying value of these loans was $949 million at December 31, 2006, $1,120 million at December 31, 2005 and $1,213 million at December 31, 2004. Prior to 2004, the balances were immaterial.
(2)	A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.
(3)	From December 31, 2005 forward, balance includes the impact of the change in the EMEA Consumer Write-Off Policy.
(4)	The December 31, 2004 balance includes the PRMI data. The December 31, 2003 balance includes the Sears and Home Depot data. The December 31, 2002 balance includes GSB data.
(5)	Substantially comprised of consumer loans of which $1.436 billion, $1.591 billion, $1.867 billion, $1.643 billion, and $1.764 billion are government-guaranteed student loans and Federal Housing Authority mortgages at December 31, 2006, 2005, 2004, 2003, and 2002, respectively.

FOREGONE INTEREST REVENUE ON LOANS (1)

In millions of dollars	In U.S. offices	In non-U.S. offices	2006 total
Interest revenue that would have been accrued at original contractual rates (2)	$253	$415	$668
Amount recognized as interest revenue (2)	37	168	205
Foregone interest revenue	$216	$247	$463

(1)	Relates to corporate cash-basis, renegotiated loans and consumer loans on which accrual of interest had been suspended.
(2)	Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

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

CONSUMER PORTFOLIO REVIEW

Citigroup’s consumer loan portfolio is well diversified by both product and location.

In the Consumer portfolio, credit loss experience is often expressed in terms of annualized net credit losses as a percentage of average loans. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy.

U.S. Commercial Business includes loans and leases made principally to small- and middle-market businesses. These are placed on a non-accrual basis when it is determined that the payment of interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection.

The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet consumer loan portfolios. The managed loan portfolio includes held-for-sale and securitized credit card receivables. Only U.S. Cards from a product view and U.S. from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes managed credit statistics provide a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. For example, the U.S. Cards business considers both on-balance sheet and securitized balances (together, its managed portfolio) when determining capital allocation and general management decisions and compensation. Furthermore, investors use information about the credit quality of the entire managed portfolio, as the results of both the on-balance sheet and securitized portfolios impact the overall performance of the U.S. Cards business. For a further discussion of managed-basis reporting, see Note 22 to the Consolidated Financial Statements on page 143.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

In millions of dollars, except total and average loan amounts in billions	Total loans	90 days or more past due (1)			Average loans	Net credit losses (1)
Product View:	2006	2006	2005	2004	2006	2006	2005	2004
U.S.:
U.S. Cards	$44.5	$718	$1,161	$1,271	$42.3	$1,788	$2,737	$3,526
Ratio		1.61%	2.56%	2.25%		4.23%	5.83%	6.30%
U.S. Retail Distribution	48.3	834	818	814	44.4	1,186	1,404	1,330
Ratio		1.73%	1.94%	2.06%		2.67%	3.48%	3.51%
U.S. Consumer Lending	211.4	2,870	2,624	2,888	198.5	787	673	809
Ratio		1.36%	1.45%	1.86%		0.40%	0.40%	0.58%
U.S. Commercial Business	36.3	149	155	188	34.9	57	48	198
Ratio		0.41%	0.46%	0.58%		0.16%	0.15%	0.62%
International:
International Cards	31.0	709	469	345	26.9	1,300	667	613
Ratio		2.29%	1.95%	1.61%		4.84%	2.97%	3.33%
International Consumer Finance	25.1	608	442	494	23.8	1,411	1,284	1,386
Ratio		2.43%	2.03%	2.13%		5.92%	5.75%	6.36%
International Retail Banking	68.7	667	779	2,086	64.1	737	1,882	615
Ratio		0.97%	1.29%	3.36%		1.15%	3.05%	1.15%
Private Bank (2)	43.0	21	79	127	40.3	(4)	(8)	(5)
Ratio		0.05%	0.20%	0.33%		(0.01)%	(0.02)%	(0.02)%
Other Consumer Loans	2.5	—	47	—	2.2	—	(4)	(1)
On-Balance Sheet Loans (3)	$510.8	$6,576	$6,574	$8,213	$477.4	$7,262	$8,683	$8,471
Ratio		1.29%	1.46%	1.91%		1.52%	2.01%	2.13%
Securitized receivables (all in U.S. Cards)	$99.5	$1,616	$1,314	$1,296	$96.4	$3,985	$5,326	$4,865
Credit card receivables held-for-sale (4)	—	—	—	32	0.3	5	28	214
Managed Loans (5)	$610.3	$8,192	$7,888	$9,541	$574.1	$11,252	$14,037	$13,550
Ratio		1.34%	1.44%	1.84%		1.96%	2.69%	2.84%
Regional View:
U.S.	$370.9	$4,584	$4,857	$5,216	$348.4	$3,820	$4,860	$5,862
Ratio		1.24%	1.47%	1.70%		1.10%	1.56%	2.05%
Mexico	16.5	625	624	563	15.3	511	284	100
Ratio		3.78%	4.21%	4.65%		3.34%	2.13%	0.95%
EMEA	43.6	574	499	1,785	39.7	1,065	2,132	877
Ratio		1.32%	1.39%	4.44%		2.68%	5.62%	2.40%
Japan	11.3	235	182	308	11.7	1,033	1,016	1,210
Ratio		2.08%	1.56%	1.91%		8.83%	7.43%	7.22%
Asia	62.0	439	376	309	57.1	644	404	413
Ratio		0.71%	0.70%	0.58%		1.13%	0.75%	0.93%
Latin America	6.5	119	36	32	5.2	189	(13)	9
Ratio		1.84%	0.93%	0.94%		3.63%	(0.38)%	0.30%
On-Balance Sheet Loans (3)	$510.8	$6,576	$6,574	$8,213	$477.4	$7,262	$8,683	$8,471
Ratio		1.29%	1.46%	1.91%		1.52%	2.01%	2.13%
Securitized receivables (all in U.S. Cards)	$99.5	$1,616	$1,314	$1,296	$96.4	$3,985	$5,326	$4,865
Credit card receivables held-for-sale (4)	—	—	—	32	0.3	5	28	214
Managed Loans (5)	$610.3	$8,192	$7,888	$9,541	$574.1	$11,252	$14,037	$13,550
Ratio		1.34%	1.44%	1.84%		1.96%	2.69%	2.84%

(1)	The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)	Private Bank results are reported as part of the Global Wealth Management segment.
(3)	Total loans and total average loans exclude certain interest and fees on credit cards of approximately $2 billion and $3 billion, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.
(4)	Included in Other Assets on the Consolidated Balance Sheet.
(5)	This table presents credit information on a held basis and shows the impact of securitizations to reconcile to a managed basis. Only U.S. Cards from a product view, and U.S. from a regional view, are affected. Managed-basis reporting is a non-GAAP measure. Held-basis reporting is the related GAAP measure. See a discussion of managed-basis reporting on page 64.

Consumer Loan Balances, Net of Unearned Income

	End of period			Average
In billions of dollars	2006	2005	2004	2006	2005	2004
On-balance sheet (1)	$510.8	$450.6	$430.7	$477.4	$432.8	$396.9
Securitized receivables (all in U.S. Cards)	99.5	96.2	85.3	96.4	89.2	77.9
Credit card receivables held-for-sale (2)	—	—	2.5	0.3	0.4	3.1
Total managed (3)	$610.3	$546.8	$518.5	$574.1	$522.4	$477.9

(1)	Total loans and total average loans exclude certain interest and fees on credit cards of approximately $2 billion and $3 billion, respectively for 2006, and $4 billion and $4 billion, respectively for 2005 and 2004, which are included in Consumer Loans on the Consolidated Balance Sheet.
(2)	Included in Other Assets on the Consolidated Balance Sheet.
(3)	This table presents loan information on a held basis and shows the impact of securitization to reconcile to a managed basis. Managed-basis reporting is a non-GAAP measure. Held-basis reporting is the related GAAP measure. See a discussion of managed-basis reporting on page 64.

Citigroup’s total allowance for loans, leases and unfunded lending commitments of $10.040 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup’s allowance for credit losses attributed to the Consumer portfolio was $6.006 billion at December 31, 2006, $6.922 billion at December 31, 2005 and $8.379 billion at December 31, 2004. The decrease in the allowance for credit losses from December 31, 2005 of $916 million included:

•

reserve releases, primarily related to a decline in bankruptcy filings due to the impact of the change in bankruptcy legislation on U.S. Cards in 2005, and stable credit conditions in the U.S. and internationally;

•	$429 million of reductions related to securitizations and sales of portfolios in the U.S. Cards business;
•	a $200 million release related to Hurricane Katrina.

Offsetting these reductions in the allowance for credit losses was the impact of reserve builds of $660 million, primarily related to increased reserves in Mexico; increased reserves in Asia, primarily related to industry-wide credit conditions in the Taiwan cards market; and increased reserves in Japan primarily related to the change in the operating environment in the consumer finance business, and the passage on December 13, 2006, of changes to Japan’s consumer lending laws. The acquisition of the CrediCard portfolio increased the allowance for credit losses by $84 million in Latin America.

On-balance sheet consumer loans of $510.8 billion increased $60.2 billion, or 13%, from December 31, 2005, primarily driven by growth in mortgage and other real-estate-secured loans in the U.S. Consumer Lending, U.S. Commercial Business, and Private Bank businesses and growth in U.S. Retail Distribution. Credit card receivables declined on higher payment rates by customers.

Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies.

Consumer Credit Outlook

Consumer credit losses in 2007 are expected to moderately deteriorate from prior-year levels due to the following:

•	Increased bankruptcy write-offs in U.S. Cards and U.S. Retail Distribution.
•	Increased credit costs due to seasoning of the rapidly growing Home Equity portfolio in U.S. Consumer Lending.
•

Increased credit costs in International Cards, International Consumer Finance, excluding Japan, and International Retail Banking as the growing portfolio in all businesses seasons, although the underlying credit environment in all businesses are forecast to remain stable.

•	In International Consumer Finance Japan the impact of the changes to consumer lending laws enacted in 2006 will continue to affect the credit environment.

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
•

a minimum of two-authorized credit officer-signatures are required on extensions of credit—(one from a sponsoring credit officer in the business and one from a credit officer in independent credit risk management);

•	risk rating standards, applicable to every obligor and facility; and
•	consistent standards for credit origination documentation and remedial management.

The following table represents the corporate credit portfolio, before consideration of collateral, by maturity at December 31, 2006. The Corporate portfolio is broken out by direct outstandings (which include drawn loans, overdrafts, interbank placements, banker’s acceptances, certain investment securities and leases) and unfunded commitments (which include unused commitments to lend, letters of credit and financial guarantees).

Corporate Credit Portfolio

In billions of dollars at December 31, 2006	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$157	$74	$9	$240
Unfunded lending commitments	230	154	9	393
Total	$387	$228	$18	$633

In billions of dollars at December 31, 2005	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$106	$56	$22	$184
Unfunded lending commitments	194	131	7	332
Total	$300	$187	$29	$516

Portfolio Mix

The corporate credit portfolio is geographically diverse across counterparty, industry and region. The following table shows direct outstandings and unfunded commitments by region:

	Dec. 31, 2006	Dec. 31, 2005
U.S.	46%	47%
EMEA	29	26
Japan	2	2
Asia	14	15
Latin America	4	4
Mexico	5	6
Total	100%	100%

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

The following table presents the corporate credit portfolio by facility risk rating at December 31, 2006 and 2005, as a percentage of the total portfolio:

	Direct outstandings and unfunded commitments
	2006	2005
AAA/AA/A	53%	54%
BBB	27	29
BB/B	18	15
CCC or below	1	1
Unrated	1	1
Total	100%	100%

The corporate credit portfolio is diversified by industry, with a concentration only to the financial sector, including banks, other financial institutions, investment banks, and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total Corporate portfolio:

	Direct outstandings and unfunded commitments
	2006	2005
Banks	9%	7%
Government and central banks	7	8
Other financial institutions	6	8
Investment banks	6	5
Utilities	6	5
Insurance	5	4
Petroleum	4	5
Agriculture and food preparation	4	4
Telephone and cable	3	4
Industrial machinery and equipment	3	3
Metals	3	2
Autos	2	2
Freight transportation	2	2
Global information technology	2	2
Chemicals	2	2
Retail	2	2
Other industries (1)	34	35
Total	100%	100%

(1)	Includes all other industries, none of which exceeds 2% of total outstandings.

Credit Risk Mitigation

As part of its overall risk management activities, the Company uses credit derivatives and other risk mitigants to hedge portions of the credit risk in its portfolio, in addition to outright asset sales. The effect of these transactions is to transfer credit risk to credit worthy, independent third parties. Beginning in the 2003 fourth quarter, the results of the mark-to-market and any realized gains or losses on credit derivatives are reflected in the Principal Transactions line on the Consolidated Statement of Income. At December 31, 2006 and 2005, $93.0 billion and $40.7 billion, respectively, of credit risk exposure was economically hedged. Our expected loss model used in the calculation of our loan loss reserve does not include the favorable impact of credit derivatives and other risk mitigants. The reported amounts of direct outstandings and unfunded commitments in this report do not reflect the impact of these hedging transactions. At December 31, 2006 and 2005, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution:

Rating of Hedged Exposure

	2006	2005
AAA/AA/A	49%	48%
BBB	41	43
BB/B	10	6
CCC or below	—	3
Total	100%	100%

At December 31, 2006 and 2005, the credit protection was economically hedging underlying credit exposure with the following industry distribution:

Industry of Hedged Exposure

	2006	2005
Utilities	10%	10%
Telephone and cable	9	8
Agriculture and food preparation	7	7
Petroleum	6	6
Autos	5	7
Other financial institutions	5	6
Retail	5	4
Industrial machinery and equipment	4	5
Chemicals	4	4
Pharmaceuticals	4	4
Insurance	4	4
Natural gas distribution	3	5
Airlines	3	4
Global information technology	3	3
Metals	3	3
Investment banks	3	3
Business services	3	2
Forest products	2	3
Banks	2	2
Freight transportation	2	2
Entertainment	2	2
Other industries (1)	11	6
Total	100%	100%

(1)	Includes all other industries, none of which is greater than 2% of the total hedged amount.

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

The Company’s credit exposure on derivatives and foreign exchange contracts is primarily to professional counterparties in the financial sector, arising from transactions with banks, investment banks, governments and central banks, and other financial institutions.

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

The following tables summarize by derivative type the notionals, receivables and payables held for trading and asset/liability management hedge purposes as of December 31, 2006 and December 31, 2005. See Note 23 to the Consolidated Financial Statements on page 148 for a discussion regarding the accounting for derivatives.

CITIGROUP DERIVATIVES

Notionals (1)

In millions of dollars	Trading Derivatives (2)		Asset/Liability Management Hedges (3)
As of December 31	2006	2005	2006	2005
Interest rate contracts
Swaps	$14,196,404	$12,677,814	$561,376	$403,576
Futures and forwards	1,824,205	2,090,844	75,374	18,425
Written options	3,054,990	1,949,501	12,764	5,166
Purchased options	2,953,122	1,633,983	35,420	53,920
Total interest rate contract notionals	$22,028,721	$18,352,142	$684,934	$481,087
Foreign exchange contracts
Swaps	$722,063	$563,888	$53,216	$37,418
Futures and forwards	2,068,310	1,508,754	42,675	53,757
Written options	416,951	249,725	1,228	—
Purchased options	404,859	253,089	1,246	808
Total foreign exchange contract notionals	$3,612,183	$2,575,456	$98,365	$91,983
Equity contracts
Swaps	$104,320	$70,188	$—	$—
Futures and forwards	36,362	14,487	—	—
Written options	387,781	213,383	—	—
Purchased options	355,891	193,248	—	—
Total equity contract notionals	$884,354	$491,306	$—	$—
Commodity and other contracts
Swaps	$35,611	$20,486	$—	$—
Futures and forwards	17,433	10,876	—	—
Written options	11,991	9,761	—	—
Purchased options	16,904	12,240	—	—
Total commodity and other contract notionals	$81,939	$53,363	$—	$—
Credit derivatives	$1,944,980	$1,030,745	$—	$—
Total derivative notionals	$28,552,177	$22,503,012	$783,299	$573,070

Mark-to-Market (MTM) Receivables/Payables

in millions of dollars	Derivatives Receivables—MTM		Derivatives Payable—MTM
As of December 31	2006	2005	2006	2005
Trading Derivatives (2)
Interest rate contracts	$167,521	$192,761	$166,119	$188,182
Foreign exchange contracts	52,297	42,749	47,469	41,474
Equity contracts	26,883	18,633	52,980	32,313
Commodity and other contracts	5,387	7,332	5,776	6,986
Credit derivatives	14,069	8,106	15,081	9,279
Total	$266,157	$269,581	$287,425	$278,234
Less: Netting agreements, cash collateral and market value adjustments	(216,616)	(222,167)	(212,621)	(216,906)
Net Receivables/Payables	$49,541	$47,414	$74,804	$61,328
Asset/Liability Management Hedges (3)
Interest rate contracts	$1,801	$3,775	$3,327	$1,615
Foreign exchange contracts	3,660	1,385	947	1,137
Total	$5,461	$5,160	$4,274	$2,752

(1)	Includes the notional amounts for long and short derivative positions.
(2)	Trading Derivatives include proprietary and market-making activities where the changes in market value are recorded to trading assets or trading liabilities.
(3)	Asset/Liability Management Hedges include only those end-user derivative instruments where the changes in market value are recorded to other assets or other liabilities.

The following table presents the global derivatives portfolio by internal obligor credit rating at December 31, 2006 and 2005, as a percentage of credit exposure:

	2006	2005
AAA/AA/A	79%	80%
BBB	11	11
BB/B	8	8
CCC or below	—	—
Unrated	2	1
Total	100%	100%

The following table presents the global derivatives portfolio by industry of the obligor as a percentage of credit exposure:

	2006	2005
Financial institutions	67%	67%
Governments	11	12
Corporations	22	21
Total	100%	100%

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

The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	2006	2005	2004
Corporate cash-basis loans
Capital Markets and Banking	$500	$923	$1,794
Transaction Services	35	81	112
Total corporate cash-basis loans (1)	$535	$1,004	$1,906
Net credit losses (recoveries)
Capital Markets and Banking	$63	($268)	$148
Transaction Services	25	(9)	(18)
Alternative Investments	(12)	—	—
Corporate/Other	6	—	—
Total net credit losses (recoveries)	$82	($277)	$130
Corporate allowance for loan losses	$2,934	$2,860	$2,890
Corporate allowance for credit losses on unfunded lending commitments (2)	1,100	850	600
Total corporate allowance for loans, leases and unfunded lending commitments	$4,034	$3,710	$3,490
As a percentage of total corporate loans (3)	1.76%	2.22%	2.54%

(1)	Excludes purchased distressed loans as they are accreting interest in accordance with SOP 03-3 in 2005. In prior years, these loans were classified in Other Assets. The carrying value of these loans was $949 million at December 31, 2006, $1,120 million at December 31, 2005 and $1,213 million at December 31, 2004.
(2)	Represents additional reserves recorded in Other Liabilities on the Consolidated Balance Sheet.
(3)	Does not include the allowance for unfunded lending commitments.

Cash-basis loans on December 31, 2006 decreased $469 million from 2005; $423 million of the decrease was in Capital Markets and Banking and $46 million was in Transaction Services. Capital Markets and Banking decreased primarily due to the absence of cash-basis portfolios in Russia and Australia and decreases in portfolios in Poland and Korea. The decrease in Transaction Services was primarily related to decreases in Mexico.

Cash-basis loans decreased $902 million in 2005 due to decreases of $871 million in Capital Markets and Banking and $31 million in Transaction Services. Capital Markets and Banking primarily reflected decreases in Brazil, Argentina, KorAm and Europe. Transaction Services decreased primarily due to charge-offs in Brazil.

Total corporate Other Real Estate Owned (OREO) was $316 million, $150 million and $126 million at December 31, 2006, December 31, 2005, and December 31, 2004, respectively. The $166 million increase from December 31, 2005 reflects net foreclosures in the U.S. real estate portfolio.

Total corporate loans outstanding at December 31, 2006 were $166 billion as compared to $129 billion at December 31, 2005.

Total corporate net credit losses of $82 million in 2006 increased $359 million compared to the net credit recovery of $277 million in 2005, primarily attributable to the absence of gross credit recoveries experienced in 2005. Total corporate net credit recoveries of $277 million in 2005 improved $407 million compared to 2004 as higher recoveries more than offset credit losses.

Citigroup’s total allowance for credit losses for loans, leases and unfunded lending commitments of $10.040 billion at December 31, 2006 is available to absorb probable credit losses inherent in the entire Company’s portfolio. For analytical purposes only, the portion of Citigroup’s allowance for credit losses attributed to the corporate portfolio was $4.034 billion at December 31, 2006, $3.710 billion at December 31, 2005, and $3.490 billion at December 31, 2004. The $324 million increase in the corporate allowance at December 31, 2006 from December 31, 2005 primarily reflects $250 million in reserve builds related to increases in off-balance sheet exposures and a slight decline in credit quality. The $220 million increase in the corporate allowance at December 31, 2005 from December 31, 2004 primarily reflects an increase in the allowance for unfunded lending commitments based on portfolio growth and the deterioration of the underlying portfolio. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

LOAN MATURITIES AND FIXED/VARIABLE PRICING

In billions of dollars at year end	Due within 1 year	Over 1 year but within 5 years	Over 5 years	Total
Corporate loan portfolio maturities
In U.S. offices:
Commercial and industrial loans	$18,883	$3,373	$5,180	$27,436
Mortgage and real estate	115	21	32	168
Lease financing	1,446	258	397	2,101
In offices outside the U.S.	80,704	43,178	13,033	136,915
Total corporate loans	$101,148	$46,830	$18,642	$166,620
Fixed/variable pricing of corporate loans with maturities due after one year (1)
Loans at fixed interest rates		$9,248	$4,959
Loans at floating or adjustable interest rates		37,582	13,683
Total		$46,830	$18,642

(1)	Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 23 to the Consolidated Financial Statements on page 148.

MARKET RISK MANAGEMENT PROCESS

Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the “Capital Resources and Liquidity” on page 86. Price risk is the earnings risk from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

Market risks are measured in accordance with established standards to ensure consistency across businesses and the ability to aggregate risk. Each business is required to establish, with approval from independent market risk management, a market risk limit framework, including risk measures and controls, that clearly defines approved risk profiles and is within the parameters of Citigroup’s overall risk appetite.

In all cases, the businesses are ultimately responsible for the market risks they take and for remaining within their defined limits.

Non-Trading Portfolios

Interest Rate Risk

One of Citigroup’s primary business functions is providing financial products that meet the needs of its customers. Loans and deposits are tailored to the customer’s requirements with regard to tenor, index, and rate type. Net Interest Revenue (NIR) is the difference between the yield earned on the non-trading portfolio assets (including customer loans) and rate paid on the liabilities (including customer deposits or company borrowings). The NIR is affected by changes in the level of interest rates. For example:

•

At any given time, there may be an unequal amount of assets and liabilities, which are subject to market rates due to maturation or repricing. Whenever the amount of liabilities subject to repricing exceeds the amount of assets subject to repricing, a company is considered “liability sensitive.” In this case, a company’s NIR will deteriorate in a rising rate environment.

•

The assets and liabilities of a company may reprice at different speeds or mature at different times, subjecting both “liability sensitive” and “asset sensitive” companies to NIR sensitivity from changing interest rates. For example, a company may have a large amount of loans that are subject to repricing this period, but the majority of deposits are not scheduled for repricing until the following period. That company would suffer from NIR deterioration if interest rates were to fall.

NIR in the current period is the result of customer transactions and the related contractual rates originated in prior periods as well as new transactions in the current period; those prior period transactions will be impacted by changes in rates on floating rate assets and liabilities in the current period.

Due to the long-term nature of the portfolios, NIR will vary from quarter to quarter even assuming no change in the shape or level of the yield curve as the assets and liabilities reprice. These repricings are a function of implied forward interest rates, which represent the overall market’s unbiased estimate of future interest rates and incorporate possible changes in the Federal Funds rate as well as the shape of the yield curve.

Interest Rate Risk Governance

The risks in Citigroup’s non-traded portfolios are estimated using a common set of standards that define, measure, limit and report the market risk. Each business is required to establish, with approval from independent market risk management, a market risk limit framework that clearly defines approved risk profiles and is within the parameters of Citigroup’s overall risk appetite. In all cases, the businesses are ultimately responsible for the market risks they take and for remaining within their defined limits. These limits are monitored by independent market risk, country and business Asset and Liability Committees (ALCOs) and the Global Finance and Asset and Liability Committee (FinALCO).

Interest Rate Risk Measurement

Citigroup’s principal measure of risk to NIR is Interest Rate Exposure (IRE). IRE measures the change in expected NIR in each currency resulting solely from unanticipated changes in forward interest rates. Factors such as changes in volumes, spreads, margins and the impact of prior-period pricing decisions are not captured by IRE. IRE assumes that businesses make no additional changes in pricing or balances in response to the unanticipated rate changes.

IRE tests the impact on NIR resulting from unanticipated changes in forward interest rates. For example, if the current 90-day LIBOR rate is 3.00% and the one-year forward rate is 5.00% (i.e., the estimated 90-day LIBOR rate in one year), the +100bps IRE scenario measures the impact of the firm’s NIR of a 100bps instantaneous change in the 90-day LIBOR, to 6% in one year).

The impact of changing prepayment rates on loan portfolios is incorporated into the results. For example, in the declining interest rate scenarios, it is assumed that mortgage portfolios prepay faster and income is reduced. In addition, in a rising interest rate scenario, portions of the deposit portfolio are assumed to experience rate increases that are less than the change in market interest rates.

Mitigation and Hedging of Risk

All financial institutions’ financial performance is subject to some degree of risk due to changes in interest rates. In order to manage these risks effectively, Citigroup may modify pricing on new customer loans and deposits, enter into transactions with other institutions or enter into off-balance sheet derivative transactions that have the opposite risk exposures. Therefore, Citigroup regularly assesses the viability of strategies to reduce unacceptable risks to earnings and implements such strategies when the Company believes those actions are prudent. As information becomes available, Citigroup formulates strategies aimed at protecting earnings from the potential negative effects of changes in interest rates.

Citigroup employs additional measurements, including stress testing the impact of non-linear interest rate movements on the value of the balance sheet; the analysis of portfolio duration and volatility, particularly as they relate to mortgage loans and mortgage-backed securities; and the potential impact of the change in the spread between different market indices.

The exposures in the following table represent the approximate annualized risk to NIR assuming an unanticipated parallel instantaneous 100bp change, as well as a more gradual 100bp (25bp per quarter) parallel change in rates as compared with the market forward interest rates in selected currencies.

	December 31, 2006		December 31, 2005
In millions of dollars	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(728)	$627	$(155)	$284
Gradual change	$(349)	$360	$(73)	$66
Mexican peso
Instantaneous change	$42	$(43)	$63	$(64)
Gradual change	$41	$(41)	$34	$(34)
Euro
Instantaneous change	$(91)	$91	$(40)	$40
Gradual change	$(38)	$38	$(19)	$19
Japanese yen
Instantaneous change	$(32)	NM	$(16)	NM
Gradual change	$(21)	NM	$(11)	NM
Pound sterling
Instantaneous change	$(41)	$41	$3	$(3)
Gradual change	$(21)	$21	$9	$(9)

NM Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the       Japanese yen yield curve.

The changes in the U.S. dollar interest rate exposures from the prior year reflect changes in customer-related asset and liability balances, additional available-for-sale securities as well as Citigroup’s view of prevailing interest rates.

The following table shows the risk to NIR from six different changes in the implied forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bp)	—	100	200	(200)	(100)	—
10-year rate change (bp)	(100)	—	100	(100)	—	100
Impact to net interest revenue (in millions of dollars)	$119	($366)	($821)	$728	$381	($296)

Trading Portfolios

Price risk in trading portfolios is monitored using a series of measures, including:

•	factor sensitivities;
•	Value-at-Risk (VAR); and
•	stress testing.

Factor sensitivities are expressed as the change in the value of a position for a defined change in a market risk factor, such as a change in the value of a Treasury bill for a one basis point change in interest rates. Citigroup’s independent market risk management ensures that factor sensitivities are calculated, monitored and, in most cases, limited, for all relevant risks taken in a trading portfolio.

VAR estimates the potential decline in the value of a position or a portfolio under normal market conditions. The VAR method incorporates the factor sensitivities of the trading portfolio with the volatilities and correlations of those factors and is expressed as the risk to the Company over a one-day holding period, at a 99% confidence level. Citigroup’s VAR is based on the volatilities of and correlations between a multitude of market risk factors as well as factors that track the specific issuer risk in debt and equity securities.

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

All trading positions are marked-to-market, with the result reflected in earnings. In 2006, negative trading-related revenue (net losses) were recorded for 25 of 251 trading days. Of the 25 days on which negative revenue (net losses) was recorded, only four were greater than $30 million. The following histogram of total daily revenue or loss captures trading volatility and shows the number of days in which the Company’s trading-related revenues fell within particular ranges.

Citigroup periodically performs extensive back-testing of many hypothetical test portfolios as one check of the accuracy of its VAR. Back-testing is the process in which the daily VAR of a portfolio is compared to the actual daily change in the market value of its transactions. Back-testing is conducted to confirm that the daily market value losses in excess of 99% confidence level occur, on average, only 1% of the time. The VAR calculation for the hypothetical test portfolios, with different degrees of risk concentration, meets this statistical criteria.

The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

For Citigroup’s major trading centers, the aggregate pretax VAR in the trading portfolios was $106 million at December 31, 2006 and $93 million at December 31, 2005. Daily exposures averaged $99 million in 2006 and ranged from $71 million to $133 million.

The following table summarizes VAR to Citigroup in the trading portfolios as of December 31, 2006 and 2005, including the Total VAR, the specific risk only component of VAR, and Total—General market factors only, along with the yearly averages:

In millions of dollars	December 31, 2006	2006 Average	December 31, 2005	2005 Average
Interest rate	$81	$87	$83	$100
Foreign exchange	27	27	17	14
Equity	62	48	50	40
Commodity	18	15	8	15
Covariance adjustment	(82)	(78)	(65)	(60)
Total — All market risk factors, including general and specific risk	$106	$99	$93	$109
Specific risk only component	$8	$10	$12	$6
Total — General market factors only	$98	$89	$81	$103

The specific risk-only component represents the level of equity and debt issuer-specific risk embedded in VAR. Citigroup’s specific risk model conforms to the 4x-multiplier treatment approved by the Federal Reserve and is subject to extensive annual hypothetical back-testing.

The table below provides the range of VAR in each type of trading portfolio that was experienced during 2006 and 2005:

	2006		2005
In millions of dollars	Low	High	Low	High
Interest rate	$64	$125	$62	$155
Foreign exchange	16	45	9	23
Equity	35	68	27	63
Commodity	5	25	5	24

OPERATIONAL RISK MANAGEMENT PROCESS

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. It includes the reputation and franchise risk associated with business practices or market conduct that the Company undertakes. Operational risk is inherent in Citigroup’s global business activities and, as with other risk types, is managed through an overall framework with checks and balances that include:

•	Recognized ownership of the risk by the businesses;
•	Oversight by independent risk management; and
•	Independent review by Audit and Risk Review (ARR).

Framework

Citigroup’s approach to operational risk is defined in the Citigroup Risk and Control Self-Assessment (RCSA)/ Operational Risk Policy.

The objective of the Policy is to establish a consistent, value-added framework for assessing and communicating operational risk and the overall effectiveness of the internal control environment across Citigroup. Each major business segment must implement an operational risk process consistent with the requirements of this Policy. The process for operational risk includes the following steps:

•	Identify and assess Key Operational Risks;
•	Establish Key Risk Indicators; and
•	Produce a comprehensive operational risk report.

The Operational Risk standards facilitate the effective communication of operational risk both within and across businesses. Information about the businesses’ operational risk, historical losses, and the control environment is reported by each major business segment and functional area, and summarized for Senior Management and the Citigroup Board of Directors.

The RCSA standards establish a formal governance structure to provide direction, oversight, and monitoring of Citigroup’s RCSA programs. The RCSA standards for risk and control assessment are applicable to all businesses and staff functions. They establish RCSA as the process whereby important risks inherent in a business’ activities are identified and the effectiveness of the key controls over those risks are evaluated and monitored. RCSA processes facilitate Citigroup’s adherence to regulatory requirements, including Sarbanes-Oxley, FDICIA, the International Convergence of Capital Measurement and Capital Standards (Basel II), and other corporate initiatives, including Operational Risk Management and alignment of capital assessments with risk management objectives. The entire process is subject to audit by Citigroup’s ARR, and the results of RCSA are included in periodic management reporting, including reporting to Senior Management and the Audit and Risk Management Committee.

Measurement and Basel II

To support advanced capital modeling and management, the businesses are required to capture relevant operational risk capital information. An enhanced version of the risk capital model for operational risk has been developed and implemented across the major business segments as a step toward readiness for Basel II capital calculations. The risk capital calculation is designed to qualify as an “Advanced Measurement Approach” (AMA) under Basel II. It uses a combination of internal and external loss data to support statistical modeling of capital requirement estimates, which are then adjusted to reflect qualitative data regarding the operational risk and control environment.

Information Security and Continuity of Business

During 2006, Citigroup continued to enhance a strategic framework for Information Security technology initiatives, and the Company began implementing enhancements to various Information Security programs across its businesses covering Information Security Risk Management, Security Incident Response and Electronic Transportable Media. The Company continues to implement tools to increase the effectiveness of its data protection and entitlement management programs. Additional monthly Information Security metrics were established to better assist the Information Technology Risk Officer in managing enterprise-wide risk. The Information Security Program complies with the Gramm-Leach-Bliley Act and other regulatory guidance.

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

The Citigroup Country Risk Committee is the senior forum to evaluate the Company’s total business footprint within a specific country franchise with emphasis on responses to current potential country risk events. The Committee is chaired by the Head of Global Country Risk Management and includes as its members senior risk management officers, senior regional business heads, and senior product heads. The Committee regularly reviews all risk exposures within a country, makes recommendations as to actions, and follows up to ensure appropriate accountability.

Cross-border Risk

Cross-border risk is the risk that actions taken by a non-U.S. government may prevent the conversion of local currency into non-local currency and/or the transfer of funds outside of the country, thereby impacting the ability of the Company and its customers to transact business across borders.

Examples of cross-border risk include actions taken by foreign governments such as exchange controls, debt moratoria, or restrictions on the remittance of funds. These actions might restrict the transfer of funds or the ability of the Company to obtain payment from customers on their contractual obligations.

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

The table below shows all countries in which total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

	December 31, 2006								December 31, 2005
	Cross-border claims on third parties
In millions of dollars	Banks	Public	Private	Total	Trading and short-term claims (1)	Investments in and funding of local franchises	Total cross- border outstandings	Commitments (2)	Total cross- border outstandings	Commitments
Germany	$21.8	$5.0	$11.7	$38.5	$35.1	$0.1	$38.6	$43.6	$14.8	$25.0
India	1.4	0.1	8.2	9.7	7.8	15.1	24.8	0.7	6.5	0.7
Netherlands	5.9	3.6	10.6	20.1	17.6	—	20.1	10.5	15.8	9.2
France	8.5	2.2	9.1	19.8	17.9	—	19.8	60.8	14.9	33.5
Spain	2.7	5.6	6.8	15.1	14.6	4.6	19.7	6.8	7.4	2.8
South Korea	0.8	0.2	3.1	4.1	4.0	15.6	19.7	11.4	14.8	5.2
Italy	3.4	8.3	5.7	17.4	16.8	1.2	18.6	4.0	10.9	3.0
United Kingdom (3)	7.6	—	10.8	18.4	13.6	—	18.4	192.8	10.3	103.8
Canada	1.4	0.1	3.8	5.3	4.9	5.6	10.9	9.5	9.1	2.9

(1)	Included in total cross-border claims on third parties.
(2)	Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC. Effective March 31, 2006, the FFIEC revised the definition of commitments to include commitments to local residents to be funded with local currency local liabilities.
(3)	Reclassified to conform to the current period’s presentation.

BALANCE SHEET REVIEW

	December 31
In billions of dollars	2006	2005 (1)	Increase (Decrease)	% Change
Assets
Loans, net of unearned income and allowance for loan losses	$670	$574	$96	17%
Trading account assets	394	296	98	33
Federal funds sold and securities borrowed or purchased under agreements to resell	283	217	66	30
Investments	274	181	93	51
All other assets	263	226	37	16
Total assets	$1,884	$1,494	$390	26%
Liabilities
Deposits	$712	$592	$120	20%
Federal funds purchased and securities loaned or sold under agreements to repurchase	349	242	107	44
Brokerage payables	85	71	14	20
Short-term borrowings and long-term debt	389	284	105	37
Trading account liabilities	146	121	25	21
Other liabilities	83	71	12	17
Total liabilities	$1,764	$1,381	$383	28%
Stockholders’ equity	$120	$113	$7	6%
Total liabilities and stockholders’ equity	$1,884	$1,494	$390	26%
(1)	Reclassified to conform to the current period’s presentation.

Loans

Loans are an extension of credit to individuals, corporations, and government institutions. Loans vary across regions and industry and primarily include credit cards, mortgages, other real estate lending, personal loans, auto loans, student loans, and corporate loans.

Consumer and corporate loans comprised 76% and 24%, respectively, of total loans (net of unearned income and before the allowance for loan losses).

Consumer loans increased by $58 billion, or 13%, primarily due to:

•	$39 billion, or 17%, increase in mortgage and real estate loans;
•	$19 billion, or 9%, increase in installment and revolving credit; which was partially driven by the following acquisitions:
—	The $3 billion Federated credit card portfolio;
—	The $1 billion in loans from Brazil’s CrediCard consolidation; and
—	The $1 billion Exxon Mobil private label credit card receivables.

Corporate Loans increased $38 billion, or 29%, primarily driven by increases of:

•	$31 billion, or 30%, in commercial and industrial loans; and
•	$5 billion, or 29%, in loans to financial institutions.

During 2006, average consumer loans (net of unearned income) of $480 billion yielded an average rate of 9.0%, compared to $437 billion and 9.0% in the prior year. Average corporate loans of $153 billion yielded an average rate of 7.7% in 2006, compared to $120 billion and 6.6% in the prior year.

For further information, see “Loans Outstanding” on page 61 and Note 16 to the Consolidated Financial Statements on page 136.

Trading Account Assets (Liabilities)

Trading account assets include U.S. Government securities, corporate securities, equities, derivatives, and other securities acquired for the purpose of facilitating customer transactions and proprietary risk-taking. Trading account liabilities include short positions arising from sales of securities and other assets, and the fair value of derivative contracts held for trading that are in a loss position.

All trading account assets and liabilities are reported at their fair value with unrealized gains and losses recognized in current income.

Trading account assets increased by $98 billion, or 33%, due to:

•	$34 billion, or 56%, increase in corporate and other debt securities;
•	$28 billion, or 43%, increase in equity securities;
•	$12 billion, or 55%, increase in foreign government securities;
•	$9 billion, or 33%, increase in mortgage loans and collateralized mortgage securities (CMOs);
•	$6 billion, or 15%, increase in U.S. Treasury and federal agency securities;
•

$2 billion, or 4%, increase in revaluation gains primarily consisting of increases from foreign exchange, equity, and credit derivative contracts, a decrease in netting permitted under master netting agreements, and an offset from a decrease in gains related to interest rate contracts; and

•	$7 billion, or 20%, net increase in other trading securities.

Total average trading account assets were $290 billion in 2006, compared to $235 billion in 2005, yielding average rates of 4.1%, and 3.5%, respectively.

Trading account liabilities increased by $25 billion, or 21%, due to:

•

$14 billion, or 22%, increase in revaluation losses primarily consisting of increases from equity, foreign exchange and credit derivative contracts, a decrease in netting permitted under master netting agreements, and an offset from a decrease in losses related to interest rate contracts; and

•	$11 billion, or 19%, increase in securities sold, not yet purchased comprising of a $9 billion increase in debt securities and a $2 billion increase in U.S. treasury securities.

In 2006, average trading account liabilities were $75 billion, yielding an average rate of 1.5%, compared to $74 billion and 0.9% in the prior year.

For further discussion regarding trading account assets and liabilities, see Note 14 to the Consolidated Financial Statements on page 133.

Federal Funds Sold (Purchased) and Securities Borrowed (Loaned) or Purchased (Sold) Under Agreements to Resell (Repurchase)

Federal funds sold and federal funds purchased consist of unsecured advances of excess balances in reserve accounts held at Federal Reserve Banks. When the Company advances federal funds to a third party, it is selling its excess reserves. Similarly, when the Company receives federal funds, the Company is purchasing reserves from a third party. These interest-bearing transactions typically have an original maturity of one business day.

Securities borrowed and securities loaned are recorded at the amount of cash advanced or received. With respect to securities borrowed, the Company pays cash collateral in an amount in excess of the market value of securities borrowed, and receives excess in the case of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis with additional collateral advanced or obtained as necessary. Interest received or paid for these transactions are recorded in interest income or interest expense.

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold, including accrued interest, as specified in the respective agreements. The Company’s policy is to take possession of securities purchased under agreements to resell. The market value of securities to be repurchased and resold is monitored, and additional collateral is obtained where appropriate to protect against credit exposure.

The increase of $66 billion, or 30%, in federal funds sold and securities borrowed or purchased under agreements to resell was primarily driven by a shift from securities purchased under agreements to resell to securities borrowed. This resulted in a decline in the netting benefits permissible under FIN 41 as securities borrowed do not qualify for FIN 41 netting. Securities purchased under agreements to resell remained relatively unchanged on a net basis, while securities borrowed increased.

The increase of $107 billion, or 44%, in federal funds purchased and securities loaned or sold under agreements to repurchase was primarily due to a $65 billion decrease in FIN 41 netting, as well as a $27 billion increase in securities loaned, which was driven by the funding needs for the increases in trading assets.

For further information regarding these balance sheet categories, see Note 12 to the Consolidated Financial Statements on page 132.

Investments

Investments consist of fixed income and equity securities. Fixed income includes bonds, notes and redeemable preferred stock, as well as loan-backed securities (such as mortgage-backed securities) and other structured notes. Equity securities include common and nonredeemable preferred stocks. These instruments provide the Company with long-term investment opportunities while in most cases remaining relatively liquid.

These investments are primarily carried at fair value with the changes in fair value generally recognized in stockholders’ equity (Accumulated other comprehensive income). Declines in fair value that are deemed other-than-temporary are recognized in current earnings, as well as gains and losses from the sale of these investment securities.

Investments increased by $93 billion, or 51%, due to the following increases:

•	$69 billion in mortgage-backed securities, which is primarily due to the expansion of a Mortgage-Backed Securities Program in the U.S. Consumer Lending business;
•	$7 billion in U.S. corporate securities;
•	$6 billion in foreign government securities; and
•	net $11 billion for all other securities.

For further information regarding investments, see Note 15 to the Consolidated Financial Statements on page 134.

Deposits

Deposits represent customer funds that are payable on demand or upon maturity. They can be interest-bearing or non-interest-bearing. Interest-bearing deposits payable by foreign and U.S. domestic banking subsidiaries of the Company comprise 62% and 27% of total deposits, respectively, while non-interest-bearing deposits comprise 5% and 6% of total deposits, respectively.

Total deposits increased by $120 billion, or 20%, primarily due to:

•

Strong growth in corporate interest-bearing deposits in all regions, notably in Europe, North America and Asia. Increases reflected the impact of rising short-term interest rates, as well as increased client transactional volumes; and

•

Growth in retail deposits primarily from high-yield savings accounts, time deposits and money market accounts in the consumer businesses. U.S. deposits grew in interest-bearing time deposits, CDs, money market and e-savings accounts, driven by internal growth through branch expansion, competitive interest rates, and marketing campaigns of new products. In regions outside of the U.S., deposits grew as a result of continued branch and client acquisition and servicing channel expansion, competitive interest rates and marketing campaigns of new products.

Average deposits increased $80 billion to $587 billion in 2006, yielding an average rate of 3.7%, compared to 2.7% in the prior year.

For more information on deposits, see “Capital Resources and Liquidity” on page 86.

Brokerage Payables

Brokerage Payables include payables arising from unsettled trades including securities purchased, but not yet received by the Company as of the settlement date (“fails to receive”).

These payables increased by $14 billion, or 20%. The brokerage payables balance fluctuates based upon investment security inventory levels, trade activity, and the timing of trade settlements.

See Note 13 to the Consolidated Financial Statements on page 133.

Debt

Debt is comprised of both short-term and long-term borrowings. It includes commercial paper, borrowings from unaffiliated banks, senior notes (including collateralized advances from the Federal Home Loan Bank), subordinated notes, and trust preferred securities.

Debt increased by $105 billion, or 37%, as short-term borrowings increased $34 billion, or 51%, and long-term debt increased $71 billion, or 33%.

The increase in short-term borrowings included an increase of $10 billion in commercial paper, and an increase of $24 billion in other funds borrowed. The increase was used to fund both trading and non-trading activities.

Average commercial paper outstanding in 2006 was $32 billion and yielded an average rate of 5.0%, compared to $26 billion and 3.1% in 2005. Average other funds borrowed in 2006 was $39 billion, yielding an average rate of 4.1%, compared to $32 billion and 4.1% in the prior year.

As for long-term debt, the Company took advantage of flattening yield curves and the positive credit environment experienced during 2006 to extend the maturities of new borrowings and issued/acquired additional debt from new acquisitions as U.S. dollar and non-U.S. dollar-denominated fixed and variable rate senior debt increased by $62 billion, while subordinated debt increased by $6 billion. These increases were driven by new issuances of $114 billion, offset by repayments/redemptions and maturities totaling $46 billion. The increase in long-term debt was primarily used to fund growth in the mortgage loan portfolio and to fund the mortgage-backed securities investment portfolios. Additionally, trust preferred securities increased by $3 billion.

Average long-term debt outstanding during 2006 was $245 billion, compared to $212 billion in 2005, yielding an average rate of 4.9% and 3.7%, respectively.

For more information on debt, see Note 19 to the Consolidated Financial Statements on page 139 and “Capital Resources and Liquidity” on page 86.

SEGMENT BALANCE SHEETS AT DECEMBER 31, 2006

In millions of dollars	Global consumer	Corporate and investment banking	Global wealth management	Alternative investments	Corporate/other & consolidating eliminations	Total Citigroup consolidated
Assets:
Cash and due from banks	$10,084	$14,887	$263	$138	$1,142	$26,514
Deposits with banks	9,128	31,990	54	—	1,350	42,522
Federal funds sold and securities borrowed or purchased under agreements to resell	489	281,088	1,240	—	—	282,817
Brokerage receivables	—	30,738	13,707	—	—	44,445
Trading account assets	6,064	386,873	988	—	—	393,925
Investments	118,777	132,421	239	10,758	11,396	273,591
Loans, net of unearned income
Consumer	467,327	—	45,594	—	—	512,921
Corporate	—	166,165	—	106	—	166,271
Loans, net of unearned income	$467,327	$166,165	$45,594	$106	$—	$679,192
Allowance for credit losses	(5,872)	(2,934)	(134)	—	—	(8,940)
Total loans, net	$461,455	$163,231	$45,460	$106	$—	$670,252
Goodwill	26,130	6,165	1,120	—	—	33,415
Intangible assets	15,274	289	338	—	—	15,901
Other assets	54,444	30,105	2,507	934	12,946	100,936
Total assets	$701,845	$1,077,787	$65,916	$11,936	$26,834	$1,884,318
Liabilities and Equity:
Total deposits	$279,499	$335,356	$97,041	$87	$58	$712,041
Federal funds purchased and securities loaned or sold under agreements to repurchase	7,264	339,551	2,420	—	—	349,235
Brokerage payables	5,363	75,237	4,169	—	350	85,119
Trading account liabilities	36	145,411	440	—	—	145,887
Short-term borrowings	5,256	43,364	10,443	—	41,770	100,833
Long-term debt	93,712	61,371	431	—	132,980	288,494
Other liabilities	33,872	37,247	3,176	2,088	6,543	82,926
Net intersegment funding/(lending)	276,843	40,250	(52,204)	9,761	(274,650)	—
Stockholders’ equity	—	—	—	—	119,783	119,783
Total liabilities and stockholders’ equity	$701,845	$1,077,787	$65,916	$11,936	$26,834	$1,884,318

The above supplemental information reflects the Company’s consolidated GAAP balance sheet by reporting segment. The respective segment information closely depicts the assets and liabilities managed by each segment. While this presentation is not defined by GAAP, the Company believes that these non-GAAP financial measures enhance investors’ understanding of the balance sheet components managed by the underlying business segments as well as the beneficial interrelationship of the asset and liability dynamics of the balance sheet components among the Company’s business segments. The Company believes that investors may find it useful to see these non-GAAP financial measures to analyze financial performance.

Interest Revenue/Expense and Yields

In millions of dollars	2006		2005		2004		% Change 2006 vs. 2005		% Change 2005 vs. 2004
Interest Revenue (1) (2)	$96,431		$75,916		$63,621		27%		19%
Interest Expense	56,943		36,676		22,004		55		67
Net Interest Revenue (1) (2)	$39,488		$39,240		$41,617		1%		(6)%
Interest Revenue—Average Rate (2)	6.48%		5.93%		5.56%		55	bps	37	bps
Interest Expense—Average Rate	4.24%		3.19%		2.12%		105	bps	107	bps
Net Interest Margin (2)	2.65%		3.06%		3.64%		(41	) bps	(58	) bps
Interest Rate Benchmarks:
Federal Funds Rate—End of Period	5.25%		4.25%		2.25%		100	bps	200	bps
2-Year U.S. Treasury Note—Average Rate	4.81%		3.85%		2.38%		96	bps	147	bps
10-Year U.S. Treasury Note—Average Rate	4.79%		4.28%		4.27%		51	bps	1	bps
10-Year vs. 2-Year Spread	(2	) bps	43	bps	189	bps

(1)	Excludes taxable equivalent adjustment based on the U.S. Federal statutory tax rate of 35%.
(2)	2006 includes a $(666) million reduction of interest revenue related to consumer lending in Japan. This impacted the average rate on average interest-earning assets by 4 basis points and the net interest margin by 5 basis points.

A significant portion of the Company’s business activities is based upon gathering deposits and borrowing money and then lending or investing those funds, including market-making activities in tradable securities. Net interest margin is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.

During 2006, pressure on net interest margin continued, driven by several factors. Interest expense increased due to both a rise in short-term interest rates and funding actions the Company has taken to lengthen its debt maturity profile.

The average rate on the Company’s assets increased during the period, but by less than the increase in average rates on borrowed funds or deposits. The average rate on loans reflected a highly competitive loan pricing environment, as well as a shift in the Company’s loan portfolio from higher-yielding credit card receivables to assets that carry lower yields, such as mortgages and home equity loans. The shift partially reflects increased securitization activity and, while moderating, continued high payment rates on credit card receivables.

AVERAGE BALANCES AND INTEREST RATES — ASSETS (1) (2) (3) (4)

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	2006	2005	2004	2006	2005	2004	2006	2005	2004
Assets
Deposits with banks (5)	$37,977	$34,211	$28,339	$2,289	$1,537	$536	6.03%	4.49%	1.89%
Federal funds sold and securities borrowed or purchased under agreements to resell (6)
In U.S. offices	$166,202	$154,578	$129,538	$10,258	$7,041	$2,979	6.17%	4.55%	2.30%
In offices outside the U.S. (5)	85,200	74,728	73,829	3,941	2,749	2,043	4.63	3.68	2.77
Total	$251,402	$229,306	$203,367	$14,199	$9,790	$5,022	5.65%	4.27%	2.47%
Trading account assets (7) (8)
In U.S. offices	$188,985	$154,716	$125,597	$8,537	$5,678	$4,435	4.52%	3.67%	3.53%
In offices outside the U.S. (5)	100,634	80,367	70,458	3,328	2,459	2,034	3.31	3.06	2.89
Total	$289,619	$235,083	$196,055	$11,865	$8,137	$6,469	4.10%	3.46%	3.30%
Investments (1)
In U.S. offices
Taxable	$106,136	$77,000	$70,861	$4,799	$2,623	$2,143	4.52%	3.41%	3.02%
Exempt from U.S. income tax	14,023	10,852	8,582	661	481	410	4.71	4.43	4.78
In offices outside the U.S. (5)	98,640	81,309	74,665	4,939	4,234	3,650	5.01	5.21	4.89
Total	$218,799	$169,161	$154,108	$10,399	$7,338	$6,203	4.75%	4.34%	4.03%
Loans (net of unearned income) (9)
Consumer loans
In U.S. offices	$341,315	$306,396	$283,659	$28,472	$24,874	$23,991	8.34%	8.12%	8.46%
In offices outside the U.S. (5)	138,978	130,550	117,476	14,773	14,238	12,650	10.63	10.91	10.77
Total consumer loans	$480,293	$436,946	$401,135	$43,245	$39,112	$36,641	9.00%	8.95%	9.13%
Corporate loans
In U.S. offices	$28,113	$19,200	$16,030	$1,941	$1,134	$918	6.90%	5.91%	5.73%
In offices outside the U.S. (5)	124,462	101,262	91,644	9,836	6,837	6,175	7.90	6.75	6.74
Total corporate loans	$152,575	$120,462	$107,674	$11,777	$7,971	$7,093	7.72%	6.62%	6.59%
Total loans	$632,868	$557,408	$508,809	$55,022	$47,083	$43,734	8.69%	8.45%	8.60%
Other interest-earning assets	$57,472	$56,095	$53,741	$2,657	$2,031	$1,657	4.62%	3.62%	3.08%
Total interest-earning assets	$1,488,137	$1,281,264	$1,144,419	$96,431	$75,916	$63,621	6.48%	5.93%	5.56%
Non-interest-earning assets (7)	191,408	165,604	175,620
Total assets from discontinued operations	—	51,270	96,734
Total assets	$1,679,545	$1,498,138	$1,416,773

(1)	Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $98 million, $158 million, and $150 million for 2006, 2005, and 2004, respectively.
(2)	Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 23 to the Consolidated Financial Statements on page 148.
(3)	Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 118.
(5)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(6)	Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to FIN 41 and interest revenue excludes the impact of FIN 41.
(7)	The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest bearing liabilities.
(8)	Interest expense on trading account liabilities of CIB is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in trading account assets and trading account liabilities, respectively.
(9)	Includes cash-basis loans.

Reclassified to conform to the current period’s presentation.

AVERAGE BALANCES AND INTEREST RATES — LIABILITIES AND EQUITY, AND NET INTEREST REVENUE (1) (2) (3) (4)

	Average volume			Interest expense			% Average rate
In millions of dollars	2006	2005	2004	2006	2005	2004	2006	2005	2004
Liabilities
Deposits
In U.S. offices
Savings deposits (5)	$134,761	$127,783	$120,426	$4,056	$2,411	$1,077	3.01%	1.89%	0.89%
Other time deposits	48,559	35,754	30,544	2,471	1,247	961	5.09	3.49	3.15
In offices outside the U.S. (6)	403,645	343,647	306,633	15,130	9,844	6,752	3.75	2.86	2.20
Total	$586,965	$507,184	$457,603	$21,657	$13,502	$8,790	3.69%	2.66%	1.92%
Federal funds purchased and securities loaned or sold under agreements to repurchase (7)
In U.S. offices	$194,726	$173,674	$145,326	$11,857	$7,737	$3,053	6.09%	4.45%	2.10%
In offices outside the U.S. (6)	95,937	71,921	66,806	5,591	4,118	2,821	5.83	5.73	4.22
Total	$290,663	$245,595	$212,132	$17,448	$11,855	$5,874	6.00%	4.83%	2.77%
Trading account liabilities (8) (9)
In U.S. offices	$36,983	$34,935	$37,233	$891	$544	$238	2.41%	1.56%	0.64%
In offices outside the U.S. (6)	37,802	38,737	39,669	228	125	68	0.60	0.32	0.17
Total	$74,785	$73,672	$76,902	$1,119	$669	$306	1.50%	0.91%	0.40%
Short-term borrowings
In U.S. offices	$120,123	$94,342	$86,056	$4,195	$2,054	$1,178	3.49%	2.18%	1.37%
In offices outside the U.S. (6)	24,841	18,128	18,174	614	688	499	2.47	3.80	2.75
Total	$144,964	$112,470	$104,230	$4,809	$2,742	$1,677	3.32%	2.44%	1.61%
Long-term debt
In U.S. offices	$215,192	$180,167	$161,700	$10,596	$6,756	$4,429	4.92%	3.75%	2.74%
In offices outside the U.S. (6)	29,932	31,843	26,650	1,314	1,152	928	4.39	3.62	3.48
Total	$245,124	$212,010	$188,350	$11,910	$7,908	$5,357	4.86%	3.73%	2.84%
Total interest-bearing liabilities	$1,342,501	$1,150,931	$1,039,217	$56,943	$36,676	$22,004	4.24%	3.19%	2.12%
Demand deposits in U.S. offices	10,994	10,050	9,154
Other non-interest bearing liabilities (8)	210,484	180,070	179,717
Total liabilities from discontinued operations	—	46,011	87,489
Total liabilities	$1,563,979	$1,387,062	$1,315,577
Total stockholders’ equity (10)	$115,566	$111,076	$101,196
Total liabilities and stockholders’ equity	$1,679,545	$1,498,138	$1,416,773
Net interest revenue as a percentage of average interest-earning assets (11)
In U.S. offices	$893,879	$769,148	$679,929	$19,391	$21,386	$25,244	2.17%	2.78%	3.71%
In offices outside the U.S. (6)	594,258	512,116	464,490	20,097	17,854	16,373	3.38	3.49	3.52
Total	$1,488,137	$1,281,264	$1,144,419	$39,488	$39,240	$41,617	2.65%	3.06%	3.64%

(1)	Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $98 million, $158 million, and $150 million for 2006, 2005, and 2004, respectively.
(2)	Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 23 to the Consolidated Financial Statements on page 148.
(3)	Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 118.
(5)	Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(6)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(7)	Average volumes of securities loaned or sold under agreements to repurchase are reported net pursuant to FIN 41 and interest expense excludes the impact of FIN 41.
(8)	The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest bearing liabilities.
(9)	Interest expense on trading account liabilities of CIB is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in trading account assets and trading account liabilities, respectively.
(10)	Includes stockholders’ equity from discontinued operations.
(11)	Includes allocations for capital and funding costs based on the location of the asset.

Reclassified	to conform to the current period’s presentation.

ANALYSIS OF CHANGES IN INTEREST REVENUE (1) (2) (3)

	2006 vs. 2005			2005 vs. 2004
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average Volume	Average Rate	Net Change (2)	Average Volume	Average Rate	Net Change (2)
Deposits with banks (4)	$183	$569	$752	$131	$870	$1,001
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$562	$2,655	$3,217	$669	$3,393	$4,062
In offices outside the U.S. (4)	420	772	1,192	25	681	706
Total	$982	$3,427	$4,409	$694	$4,074	$4,768
Trading account assets (5)
In U.S. offices	$1,400	$1,459	$2,859	$1,063	$180	$1,243
In offices outside the U.S. (4)	658	211	869	298	127	425
Total	$2,058	$1,670	$3,728	$1,361	$307	$1,668
Investments (1)
In U.S. offices	$1,325	$1,031	$2,356	$284	$267	$551
In offices outside the U.S. (4)	873	(168)	705	337	247	584
Total	$2,198	$863	$3,061	$621	$514	$1,135
Loans—consumer
In U.S. offices	$2,898	$700	$3,598	$1,872	$(989)	$883
In offices outside the U.S. (4)	902	(367)	535	1,424	164	1,588
Total	$3,800	$333	$4,133	$3,296	$(825)	$2,471
Loans—corporate
In U.S. offices	$592	$215	$807	$186	$30	$216
In offices outside the U.S. (4)	1,720	1,279	2,999	649	13	662
Total	$2,312	$1,494	$3,806	$835	$43	$878
Total loans	$6,112	$1,827	$7,939	$4,131	$(782)	$3,349
Other interest-earning assets	$51	$575	$626	$75	$299	$374
Total interest revenue	$11,584	$8,931	$20,515	$7,013	$5,282	$12,295

(1)	The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%, and is excluded from this presentation.
(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 118.
(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(5)	Interest expense on trading account liabilities of CIB is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in trading account assets and trading account liabilities, respectively.

ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE (1) (2) (3)

	2006 vs. 2005			2005 vs. 2004
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average Volume	Average Rate	Net Change (2)	Average Volume	Average Rate	Net Change (2)
Deposits
In U.S. offices	$487	$2,382	$2,869	$182	$1,438	$1,620
In offices outside the U.S. (4)	1,910	3,376	5,286	885	2,207	3,092
Total	$2,397	$5,758	$8,155	$1,067	$3,645	$4,712
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$1,023	$3,097	$4,120	$694	$3,990	$4,684
In offices outside the U.S. (4)	1,398	75	1,473	230	1,067	1,297
Total	$2,421	$3,172	$5,593	$924	$5,057	$5,981
Trading account liabilities (5)
In U.S. offices	$34	$313	$347	$(16)	$322	$306
In offices outside the U.S. (4)	(3)	106	103	(2)	59	57
Total	$31	$419	$450	$(18)	$381	$363
Short-term borrowings
In U.S. offices	$667	$1,474	$2,141	$123	$753	$876
In offices outside the U.S. (4)	209	(283)	(74)	(1)	190	189
Total	$876	$1,191	$2,067	$122	$943	$1,065
Long-term debt
In U.S. offices	$1,471	$2,369	$3,840	$550	$1,777	$2,327
In offices outside the U.S. (4)	(72)	234	162	187	37	224
Total	$1,399	$2,603	$4,002	$737	$1,814	$2,551
Total interest expense	$7,124	$13,143	$20,267	$2,832	$11,840	$14,672
Net interest revenue	$4,460	$(4,212)	$248	$4,181	$(6,558)	$(2,377)

(1)	The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%, and is excluded from this presentation.
(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 118.
(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(5)	Interest expense on trading account liabilities of CIB is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in trading account assets and trading account liabilities, respectively.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

Capital is generated principally via earnings, issuance of common and preferred stock and subordinated debt, and equity issued as a result of employee benefit plans. It is used primarily to support asset growth in the Company’s businesses. Excess capital is used to pay dividends to shareholders, repurchase stock, and fund acquisitions.

Citigroup’s capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with the Company’s risk profile, all applicable regulatory standards and guidelines, and external rating agency considerations. The capital management process is centrally overseen by senior management and is frequently reviewed at the entity and country level.

Senior management oversees the capital management process of Citigroup and its principal subsidiaries mainly through Citigroup’s Global Finance and Asset and Liability Committee (FinALCO). This Committee includes Citigroup’s Chairman and Chief Executive Officer, Chief Financial Officer, Head of Corporate Finance and Treasury, Senior Risk Officer, the business segment CEOs, and other senior managers. The Committee’s responsibilities include: determining the financial structure of Citigroup and its principal subsidiaries; ensuring that Citigroup and its regulated entities are adequately capitalized; reviewing the funding and capital markets plan for Citigroup; monitoring interest rate risk, corporate and bank liquidity, and the impact of currency translation on non-U.S. earnings and capital; and reviewing and recommending share repurchase levels and dividends on preferred and common stock. The FinALCO has established capital targets for Citigroup and for significant subsidiaries. These targets exceed the regulatory standards.

Capital Ratios

Citigroup is subject to risk-based capital ratio guidelines issued by the FRB. Capital adequacy is measured via two risk-based ratios, Tier 1 and Total Capital (Tier 1 + Tier 2 Capital). Tier 1 Capital is considered core capital while Total Capital also includes other items such as subordinated debt and loan loss reserves. Both measures of capital are stated as a percent of risk-adjusted assets. Risk-adjusted assets are measured primarily on their perceived credit risk and include certain off-balance sheet exposures, such as unfunded loan commitments and letters of credit and the notional amounts of derivative and foreign exchange contracts. Citigroup is also subject to the Leverage Ratio requirement, a non-risk-based asset ratio, which is defined as Tier 1 Capital as a percentage of adjusted average assets.

To be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, and a Leverage Ratio of at least 3%, and not be subject to an FRB directive to maintain higher capital levels.

Historically, Citigroup has maintained a Leverage Ratio above 5%. As Citigroup adds low risk-weighted, secured financing assets in the CIB business, the Leverage Ratio at the holding company level is expected to decline below 5%, but remain above 4%. The Leverage Ratio at each of the regulated U.S. banks is not expected to decline below 5%. The addition of these assets is not expected to materially affect any of Citigroup’s risk-based capital ratios. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page 97.

As noted in the following table, Citigroup maintained a “well capitalized” position during both 2006 and 2005.

Citigroup Regulatory Capital Ratios

At year end	2006	2005
Tier 1 Capital (1)	8.59%	8.79%
Total Capital (Tier 1 and Tier 2) (1)	11.65	12.02
Leverage (1)(2)	5.16	5.35

(1)	The FRB granted interim capital relief for the impact of adopting SFAS 158, “Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Benefits” (SFAS 158), at December 31, 2006.
(2)	Tier 1 Capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars at year end	2006	2005
Tier 1 Capital
Common stockholders’ equity	$118,783	$111,412
Qualifying perpetual preferred stock	1,000	1,125
Qualifying mandatorily redeemable securities of subsidiary trusts	9,579	6,264
Minority interest	1,107	512
Less: Net unrealized gains on securities available-for-sale (1)	(943)	(1,084)
Less: Accumulated net losses/(gains) on cash flow hedges, net of tax	61	(612)
Less: Minimum pension liability losses, net of tax (2)	1,647	—
Less: Intangible assets:
Goodwill	(33,415)	(33,130)
Other disallowed intangible assets	(6,127)	(6,163)
Other	(793)	(500)
Total Tier 1 Capital	$90,899	$77,824
Tier 2 Capital
Allowance for credit losses (3)	$10,034	$10,602
Qualifying debt (4)	21,891	17,368
Unrealized marketable equity securities gains (1)	436	608
Total Tier 2 Capital	$32,361	$28,578
Total Capital (Tier 1 and Tier 2)	$123,260	$106,402
Risk-Adjusted Assets (5)	$1,057,872	$885,472

(1)	Tier 1 Capital excludes unrealized gains and losses on debt securities available-for-sale in accordance with regulatory risk-based capital guidelines. The federal bank regulatory agencies permit institutions to include in Tier 2 Capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values, net of tax. Institutions are required to deduct from Tier 1 Capital net unrealized holding losses on available-for-sale equity securities with readily determinable fair values, net of tax.
(2)	The FRB granted interim capital relief for the impact of adopting SFAS 158 at December 31, 2006.
(3)	Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(4)	Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.
(5)	Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $77.1 billion for interest rate, commodity and equity derivative contracts and foreign-exchange contracts as of December 31, 2006, compared with $56.5 billion as of December 31, 2005. Market risk-equivalent assets included in risk-adjusted assets amounted to $40.1 billion and $40.6 billion at December 31, 2006 and 2005, respectively. Risk-adjusted assets also include the effect of other off-balance sheet exposures, such as unused loan commitments and letters of credit, and reflects deductions for certain intangible assets and any excess allowance for credit losses.

Common Equity

Common stockholders’ equity increased approximately $7.4 billion during the year to $118.8 billion at December 31, 2006, representing 6.3% of assets. This compares to $111.4 billion and 7.5% at year-end 2005.

The table below summarizes the change in common stockholders’ equity during 2006:

In billions of dollars
Common Equity, December 31, 2005	$111.4
Net income	21.5
Employee benefit plans and other activities	3.8
Dividends	(9.8)
Treasury stock acquired	(7.0)
After-tax net change in Accumulated other comprehensive income (loss)	(1.1)
Common Equity, December 31, 2006	$118.8

The decrease in the common stockholders’ equity ratio during 2006 reflected the above items and a 26.1% increase in total assets.

Additionally, on February 15, 2006, Citigroup redeemed for cash all the outstanding shares of its Fixed/Adjustable Rate Cumulative Preferred Stock, Series V. The redemption price was $50.00 per depositary share, plus accrued dividends to the date of redemption. At the date of redemption, the value of the Series V Preferred Stock was $125 million.

On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases. As of December 31, 2006, $7.4 billion remained under authorized repurchase programs after the repurchase of $7.0 billion and $12.8 billion in shares during 2006 and 2005, respectively. For further details, see “Unregistered Sales of Equity Securities and Use of Proceeds” on page 174.

On February 15, 2006, Citigroup redeemed for cash all outstanding shares of its Fixed/Adjustable Rate Cumulative Preferred Stock, Series V. The redemption price was $50.00 per depositary share, plus accrued dividends to the date of redemption.

The table below summarizes the Company’s repurchase activity during 2006:

In millions, except per share amounts	Total Common Shares Repurchased	Dollar Value of Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
First quarter 2006	42.9	$2,000	$46.58	$2,412
Second quarter 2006	40.8	2,000	48.98	10,412	(1)
Third quarter 2006	40.9	2,000	48.90	8,412
Fourth quarter 2006	19.4	1,000	51.66	7,412
Total – 2006	144.0	$7,000	$48.60	$7,412
Total – 2005	277.9	$12,794	$46.03	$4,412

(1)	On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.

Mandatorily Redeemable Securities of Subsidiary Trusts

Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, were $9.579 billion at December 31, 2006, as compared to $6.264 billion at December 31, 2005. In 2006, Citigroup issued $1.600 billion, $1.185 billion, and $565 million of Enhanced Trust Preferred Securities through Citigroup Capital XVI, Citigroup Capital XV, and Citigroup Capital XIV, respectively. On December 8, 2006, Citigroup redeemed for cash all of the $25 million Trust Preferred Securities of Adam Capital Trust I, at the redemption price of $1,000 per preferred security plus any accrued distribution up to, but excluding, the date of redemption. See Note 19 to the Consolidated Financial Statements on page 139 for details on Citigroup Capital XIV, Citigroup Capital XV, and Citigroup Capital XVI.

On February 15, 2007, Citigroup redeemed for cash all of the $300 million Trust Preferred Securities of Citicorp Capital I, $450 million of Citicorp Capital II, and $400 million of Citigroup Capital II, at the redemption price of $1,000 per preferred security plus any accrued distribution up to, but excluding, the date of redemption.

The FRB has issued a final rule, with an effective date of April 11, 2005, which retains trust preferred securities in Tier 1 Capital of Bank Holding Companies (BHCs), but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements included in Tier 1 Capital of internationally active banking organizations, such as Citigroup, would be limited to 15% of Tier 1 Capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 Capital, subject to restrictions. Under this rule, Citigroup currently would have less than 13% against the limit. The FRB granted interim capital relief for the impact of adopting SFAS 158 at December 31, 2006.

The FRB and the FFIEC may propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. These may affect reported capital ratios and net risk-adjusted assets.*

*	This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page 97.

Capital Resources of Citigroup’s Depository Institutions

Bank Consolidation Project: During 2006, Citigroup began and completed the majority of its bank consolidation project, which called for the merger of its twelve U.S.-insured depository institutions into four, as well as the reorganization of its U.S. mortgage banking business. The first phase of this project was completed in July 2006, when CitiFinancial Credit Company (CCC), an indirect wholly owned subsidiary of Citigroup, transferred its ownership of Citicorp Trust Bank, fsb to Citigroup. The second phase occurred in October 2006, when Citigroup reduced its overall number of U.S.-insured depository institutions from twelve to five. Also during this phase, Citibank, N.A. transferred its investment in Citibank (South Dakota), N.A. (the Company’s primary banking entity responsible for U.S. credit card activities) to Citigroup. In addition, a majority of the Company’s U.S. consumer mortgage lending activity was consolidated within Citibank, N.A. as Citibank (West), FSB, Citibank Texas, N.A., Citibank, FSB and Citibank Delaware were merged into Citibank, N.A. The final phase of this consolidation project is expected to be completed at a later date with the merger of Citibank (Banamex USA) into Citibank, N.A. activities) to Citigroup. In addition, a majority of the Company’s U.S. consumer mortgage lending activity was consolidated within Citibank, N.A. as Citibank (West), FSB, Citibank Texas, N.A., Citibank, FSB and Citibank Delaware were merged into Citibank, N.A. The final phase of this consolidation project is expected to be completed at a later date with the merger of Citibank (Banamex USA) into Citibank, N.A.

Benefits achieved from reducing the number of depository institutions included optimized capital efficiency, enhanced flexibility of operations as a result of Citibank, N.A.’s larger capital base, reduced regulatory complexity and improved customer relationships.

Capital Ratios of Depository Institutions: Citigroup’s subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB’s guidelines. To be “well capitalized” under federal bank regulatory agency definitions, Citigroup’s depository institutions must have a Tier 1 Capital Ratio of at least 6%, a Total Capital (Tier 1 + Tier 2 Capital) Ratio of at least 10% and a Leverage Ratio of at least 5%, and not be subject to a regulatory directive to meet and maintain higher capital levels. At December 31, 2006, all of Citigroup’s subsidiary depository institutions were “well capitalized” under the federal regulatory agencies’ definitions, including Citigroup’s primary depository institution, Citibank, N.A., as noted in the following table:

Citibank, N.A. Regulatory Capital Ratios

At year end	2006
Tier 1 Capital (1)	8.32%
Total Capital (Tier 1 and Tier 2) (1)	12.39
Leverage (1)(2)	6.09

(1)	The U.S. Banking Agencies granted interim capital relief for the impact of adopting SFAS 158 at December 31, 2006.
(2)	Tier 1 Capital divided by adjusted average assets.

Citibank, N.A. Components of Capital Under Regulatory Guidelines

In billions of dollars at year end	2006
Tier 1 Capital (1)	$59.9
Total Capital (Tier 1 and Tier 2) (1)	89.1

(1)	The U.S. Banking Agencies granted interim capital relief for the impact of adopting SFAS 158 at December 31, 2006.

Citibank, N.A. had net income for 2006 amounting to $9.3 billion. During 2006, Citibank, N.A. paid dividends of $3.0 billion.

During 2006, Citibank, N.A. issued an additional $7.8 billion of subordinated notes that qualify for inclusion in Citibank, N.A.’s Tier 2 Capital. Total subordinated notes that were outstanding at December 31, 2006 and included in Citibank, N.A.’s Tier 2 Capital amounted to $23.0 billion.

Broker-Dealer Subsidiaries

The Company’s broker-dealer subsidiaries — including Citigroup Global Markets Inc. (CGMI), an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI) — are subject to various securities and commodities regulations and capital adequacy requirements of the regulatory and exchange authorities of the countries in which they operate. The Company’s U.S. registered broker-dealer subsidiaries are subject to the Securities and Exchange Commission’s Net Capital Rule, Rule 15c3-1 (the Net Capital Rule) under the Exchange Act.

As a registered broker-dealer, CGMI is subject to the SEC’s Net Capital Rule. Under the Net Capital Rule, CGMI is required to maintain minimum net capital equal to 2% of aggregate debit items, as defined. Under NYSE regulations, CGMI may be required to reduce its business if its net capital is less than 4% of aggregate debit items and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. Furthermore, the Net Capital Rule does not permit withdrawal of equity or subordinated capital if the resulting net capital would be less than 5% of aggregate debit items.

During the third quarter of 2006, the SEC granted CGMI approval to compute net capital in accordance with the provisions of Appendix E of the Net Capital Rule. This methodology allows CGMI to compute market risk capital charges using internal Value-at-Risk models. Under Appendix E, CGMI is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million. The firm is also required to notify the SEC in the event that its tentative net capital is less than $5 billion.

Compliance with the Net Capital Rule could limit those operations of CGMI that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also restrict CGMHI’s ability to withdraw capital from its broker-dealer subsidiaries, which in turn could limit CGMHI’s ability to pay dividends and make payments on its debt.

At December 31, 2006, CGMI had net capital, computed in accordance with the Net Capital Rule, of $8.0 billion, which exceeded the minimum requirement by $7.3 billion.

In addition, certain of the Company’s broker-dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. The Company’s broker-dealer subsidiaries were in compliance with their capital requirements at December 31, 2006. See further discussions on “Capital Requirements” on page 169.

Regulatory Capital Standards Developments

Citigroup generally supports the move to a new set of risk-based regulatory capital standards, published on June 26, 2004 (and subsequently amended in November 2005) by the Basel Committee on Banking Supervision (the Basel Committee), consisting of central banks and bank supervisors from 13 countries. The international version of the Basel II framework will allow

Citigroup to leverage internal risk models used to measure credit, operational, and market risk exposures to drive regulatory capital calculations. On September 30, 2005, the U.S. banking regulators delayed the U.S. implementation of Basel II by one year. The current U.S. implementation timetable consists of parallel calculations under the current regulatory capital regime (Basel I) and Basel II, starting January 1, 2008, and an implementation transition period, starting January 1, 2009 through year-end 2011 or possibly later. The U.S. regulators have also reserved the right to change how Basel II is applied in the U.S., and retain the existing Prompt Corrective Action and leverage capital requirements applicable to U.S. banking organizations. The new timetable, clarifications, and other proposals are set forth in a notice of proposed rulemaking (NPR) issued on September 25, 2006, which contains a number of material differences from the international version of Basel II.

Citigroup continues to monitor, analyze and comment on the developing capital standards in the U.S. and in countries where Citigroup has significant presence, in order to assess their collective impact and allocate project management and funding resources accordingly.

LIQUIDITY

Overview

At the Holding Company level for Citigroup, for CGMHI, and for the Combined Holding Company and CGMHI, Citigroup maintains sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without accessing the unsecured markets.

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

The basis of Citigroup’s liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. As discussed in “Capital Resources and Liquidity” on page 86, Citigroup’s FinALCO undertakes this oversight responsibility, along with the Head of Corporate Finance and Treasury. One of the objectives of the FinALCO is to monitor and review the overall liquidity and balance sheet positions of Citigroup and its principal subsidiaries. Similarly, Asset and Liability Committees are also established for each country and/or major line of business.

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

Liquidity Ratios

A series of standard corporate-wide liquidity ratios have been established to monitor the structural elements of Citigroup’s liquidity. For bank entities, these include cash capital (defined as core deposits, long-term debt, and capital compared with illiquid assets), liquid assets against liquidity gaps, core deposits to loans, long-term assets to long-term liabilities, and deposits to loans. Several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. At the Holding Company level for Citigroup, for CGMHI and for the Combined Holding Company and CGMHI, ratios are established for liquid assets against short-term obligations. Triggers for management discussion, which may result in other actions, have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

Market Triggers

Market triggers are internal or external market or economic factors that may imply a change to market liquidity or Citigroup’s access to the markets. Citigroup market triggers are monitored by the Head of Corporate Finance and Treasury and the Head of Risk Oversight and are discussed in the FinALCO. Appropriate market triggers are also established and monitored for each major operating subsidiary and/or country as part of the funding and liquidity plans. Local triggers are reviewed with the local country or business ALCO and independent risk management.

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

CGMHI monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, CGMHI attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis in the event that its access to uncollateralized financing is temporarily impaired. This is documented in CGMHI’s contingency funding plan. This plan is reviewed periodically to keep the funding options current and in line with market conditions. The management of this plan includes an analysis used to determine CGMHI’s ability to withstand varying levels of stress, including rating downgrades, which could impact its liquidation horizons and required margins. CGMHI maintains liquidity reserves of cash and loan value of unencumbered securities in excess of its outstanding short-term uncollateralized liabilities. This is monitored on a daily basis. CGMHI also ensures that long-term illiquid assets are funded with long-term liabilities.

FUNDING

Overview

As a financial holding company, substantially all of Citigroup’s net earnings are generated within its operating subsidiaries. These subsidiaries make funds available to Citigroup, primarily in the form of dividends. Certain subsidiaries’ dividend paying abilities may be limited by covenant restrictions in credit agreements, regulatory requirements and/or rating agency requirements that also impact their capitalization levels.

Banking Subsidiaries

There are various legal limitations on the ability of Citigroup’s subsidiary depository institutions to extend credit, pay dividends or otherwise supply funds to Citigroup and its nonbank subsidiaries. The approval of the Office of the Comptroller of the Currency, in the case of national banks, or the Office of Thrift Supervision, in the case of federal savings banks, is required if total dividends declared in any calendar year exceed amounts specified by the applicable agency’s regulations. State-chartered depository institutions are subject to dividend limitations imposed by applicable state law.

As of December 31, 2006, Citigroup’s subsidiary depository institutions can declare dividends to their parent companies, without regulatory approval, of approximately $17.7 billion. In determining the dividends, each depository institution must also consider its effect on applicable risk-based capital and Leverage Ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that, as of December 31, 2006, its subsidiary depository institutions can distribute dividends to Citigroup of approximately $11.0 billion of the available $17.7 billion.

Non-Banking Subsidiaries

Citigroup also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on dividends.

As discussed in “Capital Resources and Liquidity” on page 86, the ability of CGMHI to declare dividends can be restricted by capital considerations of its broker-dealer subsidiaries.

During 2007, it is not anticipated that any restrictions on the subsidiaries’ dividending capability will restrict Citigroup’s ability to meet its obligations as and when they become due.*

Sources of Liquidity

Primary sources of liquidity for Citigroup and its principal subsidiaries include:

•	deposits;
•	collateralized financing transactions;
•	senior and subordinated debt;
•	commercial paper;
•	trust preferred securities; and
•	purchased/wholesale funds.

Citigroup and its principal subsidiaries also generate funds through securitizing financial assets, including credit card receivables and single-family or multi-family residences. See Note 22 to the Consolidated Financial Statements on page 143 for additional information about securitization activities. Finally, Citigroup’s net earnings provide a significant source of funding to the corporation.

Citigroup’s funding sources are well diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $712.0 billion. A significant portion of these deposits has been, and is expected to be, long-term and stable and is considered core.

Citigroup and its subsidiaries have a significant presence in the global capital markets. During the 2005 second quarter, Citigroup consolidated its capital markets funding activities into two legal entities: (i) Citigroup Inc., which issues long-term debt, medium-term notes, trust preferred securities, and preferred and common stock; and (ii) Citigroup Funding Inc. (CFI), a first-tier subsidiary of Citigroup, which issues commercial paper, medium- term notes and structured equity-linked and credit-linked notes, all of which are guaranteed by Citigroup. As part of the funding consolidation, Citigroup also guaranteed and continues to guarantee various debt obligations of CGMHI as well as all of the outstanding debt obligations under CGMHI’s publicly-issued securities.

In August 2005, Citigroup merged its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. Coincident with this merger, Citigroup assumed all existing indebtedness and outstanding guarantees of Citicorp. As a result, Citigroup also guaranteed various debt obligations of Associates and of CitiFinancial Credit Company, each an indirect subsidiary of Citigroup. In addition, Citigroup guaranteed various debt obligations of Citigroup Finance Canada Inc. (CFCI), a wholly owned subsidiary of Associates. CFCI continues to issue debt in the Canadian market supported by a Citigroup guarantee. See Note 29 to the Consolidated Financial Statements on page 156 for further discussions. Other significant elements of long-term debt in the Consolidated Balance Sheet include collateralized advances from the Federal Home Loan Bank system, asset-backed outstandings, and certain borrowings of foreign subsidiaries.

CGMHI’s consolidated balance sheet is highly liquid, with the vast majority of its assets consisting of marketable securities and collateralized short-term financing agreements arising from securities transactions. The highly liquid nature of these assets provides CGMHI with flexibility in financing and managing its business. CGMHI monitors and evaluates the adequacy of its capital and borrowing base on a daily basis to maintain liquidity, and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

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

*	This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page 97.

Citigroup’s borrowings are diversified by geography, investor, instrument and currency. Decisions regarding the ultimate currency and interest rate profile of liquidity generated through these borrowings can be separated from the actual issuance through the use of derivative financial products.

At December 31, 2006, long-term debt and commercial paper outstanding for Citigroup Parent Company, CGMHI, Citigroup Funding Inc. and Citigroup’s Subsidiaries were as follows:

In billions of dollars	Citigroup Parent Company	CGMHI	Citigroup Funding Inc.	Other Citigroup Subsidiaries
Long-term debt	$125.4	$28.7	$18.8	$115.6	(1)
Commercial paper	—	—	$41.8	$1.9

(1)	At December 31, 2006, approximately $81.5 billion relates to collateralized advances from the Federal Home Loan Bank.

See Note 19 to the Consolidated Financial Statements on page 139 for further detail on long-term debt and commercial paper outstanding.

Citigroup’s ability to access the capital markets and other sources of wholesale funds, as well as the cost of these funds, is highly dependent on its credit ratings. The table below indicates the current ratings for Citigroup.

Citigroup’s Debt Ratings as of December 31, 2006

	Citigroup Inc.			Citigroup Funding Inc.			Citibank, N.A.
	Senior debt	Subordinated debt	Commercial paper	Senior debt	Subordinated debt	Commercial paper	Long- term	Short- term
Fitch Ratings	AA+	AA	F1+	AA+	AA	F1+	AA+	F1+
Moody’s Investors Service	Aa1	Aa2	P-1	Aa1	Aa2	P-1	Aaa	P-1
Standard & Poor’s	AA-	A+	A-1+	AA-	A+	A-1+	AA	A-1+

On February 14, 2007, Standard & Poor’s upgraded the ratings of Citigroup and certain rated subsidiaries. The senior debt ratings of Citigroup and Citigroup Funding Inc (CFI) were upgraded to “AA” from “AA-”. The subordinated debt ratings of Citigroup and Citigroup Funding Inc (CFI) were upgraded to “AA-” from “A+”. The long-term rating of Citibank, N.A. was upgraded to “AA+” from “AA”. On September 26, 2006, Moody’s Investors Service upgraded Citibank, N.A.’s long-term rating to “Aaa” from “Aa1”. The outlook for all of Citigroup’s ratings is “stable”.

Some of Citigroup’s nonbank subsidiaries, including CGMHI, have credit facilities with Citigroup’s subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act. There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or obtain credit from Citigroup’s subsidiary depository institutions or engage in certain other transactions with them. In general, these restrictions require that transactions be on arm’s-length terms and be secured by designated amounts of specified collateral. See Note 19 to the Consolidated Financial Statements on page 139.

Contractual Obligations

The following table includes aggregated information about Citigroup’s contractual obligations that impact its short- and long-term liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation. It includes the maturity profile of the Company’s consolidated long-term debt, operating leases and other long-term liabilities. The Company’s capital lease obligations are not material and are included within purchase obligations in the table.

Citigroup’s contractual obligations include purchase obligations that are enforceable and legally binding for the Company. For the purposes of the table below, purchase obligations are included through the termination date of the respective agreements, even if the contract is renewable. Many of the purchase agreements for goods or services include clauses that would allow the Company to cancel the agreement with specified notice; however, that impact is not included in the table (unless Citigroup has already notified the counterparty of its intention to terminate the agreement).

Other liabilities reflected on the Company’s Consolidated Balance Sheet include obligations for goods and services that have already been received, litigation settlements, as well as other long-term liabilities that have been incurred and will ultimately be paid in cash. Excluded from the following table are obligations that are generally short-term in nature, including deposit liabilities and securities sold under agreements to repurchase. The table also excludes certain insurance and investment contracts subject to mortality and morbidity risks or without defined maturities, such that the timing of payments and withdrawals is uncertain. The liabilities related to these insurance and investment contracts are included on the Consolidated Balance Sheet as Insurance Policy and Claims Reserves, Contractholder Funds, and Separate and Variable Accounts.

Citigroup’s funding policy for pension plans is generally to fund to the minimum amounts required by the applicable laws and regulations. At December 31, 2006, there were no minimum required contributions, and no contributions are currently planned for the U.S. pension plans. Accordingly, no amounts have been included in the table below for future contributions to the U.S. pension plans. For the non-U.S. plans, discretionary contributions in 2007 are anticipated to be approximately $123 million and this amount has been included within purchase obligations in the table below.* The estimated pension plan contributions are subject to change, since contribution decisions are affected by various factors such as market performance, regulatory and legal requirements, and management’s ability to change funding policy. For additional information regarding the Company’s retirement benefit obligations, see Note 9 to the Consolidated Financial Statements on page 124.

	Contractual Obligations by Year
In millions of dollars at year end	2007	2008	2009	2010	2011	Thereafter
Long-term debt obligations (1)	$38,519	$49,212	$56,168	$24,563	$31,662	$88,370
Operating lease obligations	1,406	1,278	1,147	976	832	4,552
Purchase obligations	5,542	1,211	686	454	433	625
Business acquisitions	7,095	—	—	—	—	—
Other liabilities reflected on the Company’s Consolidated Balance Sheet (2)	49,612	166	142	143	118	864
Total	$102,174	$51,867	$58,143	$26,136	$33,045	$94,411

(1)	For additional information about long-term debt and trust preferred securities, see Note 19 to the Consolidated Financial Statements on page 139.
(2)	Relates primarily to accounts payable and accrued expenses included within Other Liabilities in the Company’s Consolidated Balance Sheet. Also included are various litigation settlements.

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

The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup’s financial assets, to assist clients in securitizing their financial assets, and to create investment products for clients. SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuing debt and equity instruments, certificates, commercial paper, and other notes of indebtedness. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or overcollateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit or asset purchase agreement. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors, or to limit or change the credit risk of the SPE. Citigroup may be the counterparty to these derivatives.

SPEs may be Qualifying SPEs (QSPEs) or variable interest entities (VIEs) or neither. A VIE is a type of SPE that does not have sufficient equity to finance its activities without additional subordinated financial support from third parties. Its investors may not have the power to make significant decisions about the entity’s operations, or investors may not share pro rata in the entity’s expected returns or losses. The Company’s credit card receivable and mortgage loan securitizations are organized as QSPEs and are, therefore, not VIEs subject to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003),” (FIN 46-R). When an entity is deemed a VIE under FIN 46-R, the entity in question must be consolidated by the primary beneficiary; however, the Company is not the primary beneficiary of most of these entities and as such does not consolidate most of them.

Securitization of Citigroup’s Assets

In some of these off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations, Citigroup is securitizing assets that were previously recorded on its Consolidated Balance Sheet. A summary of certain cash flows received from and paid to securitization trusts is included in Note 22 to the Consolidated Financial Statements on page 143.

Credit Card Receivables

Credit card receivables are securitized through trusts, which are established to purchase the receivables. Citigroup sells receivables into the trusts on a non-recourse basis. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. CGMI is one of several underwriters that distribute securities issued by the trusts to investors. The Company relies on securitizations to fund a significant portion of its managed U.S. Cards business, which includes both on-balance sheet and securitized receivables.

*	This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page 97.

The following table reflects amounts related to the Company’s securitized credit card receivables at December 31:

In billions of dollars	2006	2005
Principal amount of credit card receivables in trusts	$112.4	$107.7
Ownership interests in principal amount of trust credit card receivables:
Sold to investors via trust-issued securities	93.1	92.1
Retained by Citigroup as trust-issued securities	5.1	4.0
Retained by Citigroup via non-certificated interest recorded as consumer loans	14.2	11.6
Total ownership interests in principal amount of trust credit card receivables	$112.4	$107.7
Other amounts recorded on the balance sheet related to interests retained in the trusts:
Amounts receivable from trusts	$4.5	$3.4
Amounts payable to trusts	1.7	1.6
Residual interest retained in trust cash flows	2.5	2.1

The Company recorded net gains from securitization of credit card receivables of $1.0 billion and $1.0 billion during 2006 and 2005, respectively. Net gains reflect the following:

•	incremental gains from new securitizations
•	the reversal of the allowance for loan losses associated with receivables sold
•	net gains on replenishments of the trust assets
•	offset by other-than-temporary impairments.

See Note 22 to the Consolidated Financial Statements on page 143 for additional information regarding the Company’s securitization activities.

Mortgages and Other Assets

The Company provides a wide range of mortgage and other loan products to its customers. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company’s credit exposure to the borrowers. The Company’s mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its student loan and other asset securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $388 million and $323 million in 2006 and 2005, respectively.

Securitization of Client Assets

The Company acts as an intermediary for its corporate clients, assisting them in obtaining liquidity by selling their trade receivables or other financial assets to an SPE.

In addition, Citigroup administers several third-party-owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit card receivables, and other financial assets from its clients. As administrator, the Company provides accounting, funding, and operations services to these conduits but has no ownership interest. Generally, the clients continue to service the transferred assets. The conduits’ asset purchases are funded by issuing commercial paper and medium-term notes. Clients absorb the first losses of the conduits by providing collateral in the form of excess assets or holding a residual interest. The Company, along with other financial institutions, provides liquidity facilities, such as commercial paper backstop lines of credit to the conduits. The Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis. During 2003 many of the conduits issued “first loss” subordinated notes to third-party investors so that such investors in each conduit would be deemed the primary beneficiary under FIN 46-R, and would consolidate that conduit.

At December 31, 2006 and December 31, 2005, total assets and liabilities in the unconsolidated conduits were $66 billion and $55 billion, respectively.

Creation of Other Investment and Financing Products

In addition to securitizations of mortgage loans originated by the Company, the Company also securitizes purchased mortgage loans, creating collateralized mortgage obligations (CMOs) and other mortgage-backed securities (MBSs) and distributes them to investors. In 2006 and 2005, respectively, the Company organized 33 and 36 mortgage securitizations with assets of $24 billion and $25 billion. For 2006 and 2005, the Company’s revenues for these activities were $758 million and $483 million, respectively, and estimated expenses before taxes were $151 million and $116 million. Expenses have been estimated based upon a percentage of product revenues to total business revenues.

The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage collateralized debt obligations (CDOs) and synthetic CDOs for institutional clients and retail customers, which match the clients’ investment needs and preferences. Typically these instruments diversify investors’ risk to a pool of assets as compared with investments in individual assets. The VIEs, which are issuers of CDO securities, are generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher-rated debt CDO securities or U.S. Treasury securities to provide a greater or a very high degree of certainty of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it, or, in other cases, only to manage work-out credits. The Company may also provide other financial services and/or products to the VIEs for market-rate fees. These may include: the provision of liquidity or contingent liquidity facilities, interest rate or foreign exchange hedges and credit derivative instruments, as well as the purchasing and warehousing of securities until they are sold to the SPE. The Company is not the primary beneficiary of these VIEs under FIN 46-R due to its limited continuing involvement and, as a result, we do not consolidate their assets and liabilities in our financial statements.

See Note 22 to the Consolidated Financial Statements on page 143 for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

The table below summarizes Citigroup’s credit commitments:

In millions of dollars at year end	2006	2005
Financial standby letters of credit and foreign office guarantees	$72,548	$52,384
Performance standby letters of credit and foreign office guarantees	15,802	13,946
Commercial and similar letters of credit	7,861	5,790
One- to four-family residential mortgages	3,457	3,343
Revolving open-end loans secured by one- to four-family residential properties	32,449	25,089
Commercial real estate, construction and land development	4,007	2,283
Credit card lines (1)	987,409	859,504
Commercial and other consumer loan commitments (2)	439,931	346,444
Total	$1,563,464	$1,308,783

(1)	Credit card lines are unconditionally cancelable by the issuer.
(2)	Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $251 billion and $179 billion with original maturity of less than one year at December 31, 2006 and 2005, respectively.

See Note 26 to the Consolidated Financial Statements on page 151 for additional information on credit commitments and lines of credit.

U.S. CONSUMER MORTGAGE LENDING

The following charts present the characteristics of Citigroup’s first and second U.S. mortgage loan portfolio as of December 31, 2006:

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

Since the change in the value of these hedging instruments does not perfectly match the change in the value of the MSRs, Citigroup is still exposed to what is commonly referred to as “basis risk.” Citigroup manages this risk by reviewing the mix of the various hedging instruments referred to above on a daily basis.

Prior to January 1, 2006, the portion of the MSRs that were hedged with instruments qualifying for hedge accounting under SFAS 133 was recorded at fair value. The remaining portion of the MSRs, which was hedged with instruments that did not qualify for hedge accounting under SFAS 133 or were unhedged, were accounted for at the lower-of-cost-or-market. With the adoption of SFAS 156, “Accounting for Servicing of Financial Assets” (SFAS 156) as of January 1, 2006, the Company records all MSRs at fair value.

Citigroup’s MSRs totaled $5.439 billion and $4.339 billion, at December 31, 2006 and 2005, respectively. For additional information about the Company’s MSRs, see Note 22 to the Consolidated Financial Statements on page 143.

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

The following table shows the pension expense and contributions for Citigroup’s plans:

	U.S. Plans			Non-U.S. Plans
In millions of dollars	2006	2005	2004	2006	2005	2004
Pension expense (1)	$182	$237	$196	$115	$182	$185
Company contributions (2)	—	160	400	382	379	524

(1)	The 2006 expense for the U.S. plans includes an $80 million curtailment gain recognized as of September 30, 2006 relating to the Company’s decision to freeze benefit accruals for all cash balance participants after 2007.
(2)	In addition, the Company absorbed $20 million, $19 million and $18 million during 2006, 2005, and 2004, respectively, relating to certain investment management fees and administration costs for the U.S. plans, which are excluded from this table.

The following table shows the combined postretirement expense and contributions for Citigroup’s U.S. and foreign plans:

	U.S. and Non-U.S. Plans
In millions of dollars	2006	2005	2004
Postretirement expense	$71	$73	$75
Company contributions	260	226	216

Expected Rate of Return

Upon the adoption of SFAS 158 at December 31, 2006, the Company recorded an after-tax charge to equity of $1.647 billion, which corresponds to the plans’ net pension liability and the write-off of the existing prepaid asset, which relates to unamortized actuarial gains and losses, prior service costs/benefits and transition assets/liabilities.

Citigroup determines its assumptions for the expected rate of return on plan assets for its U.S. pension and postretirement plans using a “building block” approach, which focuses on ranges of anticipated rates of return for each asset class. A weighted range of nominal rates is then determined based on target allocations to each asset class. Citigroup considers the expected rate of return to be a long-term assessment of return expectations and does not anticipate changing this assumption annually unless there are significant changes in investment strategy or economic conditions. This contrasts with the selection of the discount rate, future compensation increase rate, and certain other assumptions, which are reconsidered annually in accordance with generally accepted accounting principles.

The expected rate of return was 8.0% at December 31, 2006, 2005 and 2004, reflecting the performance of the global capital markets. Actual returns in 2006, 2005 and 2004 were more than the expected returns. The expected returns impacted pretax earnings by 2.9%, 2.7% and 3.3%, respectively. This expected amount reflects the expected annual appreciation of the plan assets and reduces the obligation of the Company. It is deducted from the service cost, interest and other components of pension expense to arrive at the net pension expense. Net pension expense for 2006, 2005 and 2004 reflects deductions of $845 million, $806 million and $750 million of expected returns, respectively.

The following table shows the expected versus actual rate of return on plan assets for the U.S. pension and postretirement plans:

	2006	2005	2004
Expected rate of return	8.0%	8.0%	8.0%
Actual rate of return	14.7%	9.7%	11.5%

For the foreign plans, pension expense for 2006 was reduced by the expected return of $384 million, which impacted pretax earnings by 1.3%. Pension expense for 2005 and 2004 was reduced by expected returns of $315 million and $251 million, respectively. Actual returns were higher in 2006, 2005 and 2004 than the expected returns in those years.

Discount Rate

The 2006 discount rates for the U.S. pension and postretirement plans were selected by reference to a Citigroup-specific analysis using each plan’s specific cash flows and compared with the Moody’s Aa Long-Term Corporate Bond Yield for reasonableness. As of September 30, 2006, the U.S. pension plan was remeasured to reflect the freeze of benefits accruals for all non-grandfathered participants, effective January 1, 2008. Under the September 30th remeasurement and year-end analysis, the resulting plan-specific discount rate for the pension plan was 5.86%. Citigroup’s policy is to round to the nearest tenth of a percent. Accordingly, at September 30, 2006 and December 31, 2006, the discount rate was set at 5.9% for the pension plans and, as of December 31, 2006, the discount rate was set at 5.7% for the postretirement welfare plans.

At December 31, 2005, the Moody’s Aa Long-Term Corporate Bond Yield was 5.63% and the discount rate was set at 5.6% for the pension plans and 5.5% for the postretirement plans, rounding to the nearest tenth of a percent, after giving consideration to a Citigroup-specific cash flow analysis.

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

For additional information on the pension and postretirement plans, and on discount rates used in determining pension and postretirement benefit obligations and net benefit expense for the Company’s plans, as well as the effects of a one percentage-point change in the expected rates of return and the discount rates, see Note 9 to the Company’s Consolidated Financial Statements on page 124.

CORPORATE GOVERNANCE AND CONTROLS AND PROCEDURES

Corporate Governance

Citigroup has a Code of Conduct that maintains the Company’s commitment to the highest standards of conduct. The Company has established an ethics hotline for employees. The Code of Conduct is supplemented by a Code of Ethics for Financial Professionals (including finance, accounting, treasury, tax and investor relations professionals) that applies worldwide.

Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Citigroup Web site, www.citigroup.com, by clicking on the “Corporate Governance” page. The Company’s Corporate Governance Guidelines and the charters for the Audit and Risk Management Committee, the Nomination and Governance Committee, the Personnel and Compensation Committee, and the Public Affairs Committee of the Board are also available under the “Corporate Governance” page, or by writing to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043.

Controls and Procedures

Disclosure

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act securities laws is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The Company’s Disclosure Committee is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Company’s external disclosures.

The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006 and, based on that evaluation, the CEO and CFO have concluded that at that date the Company’s disclosure controls and procedures were effective.

Financial Reporting

The Company’s internal control over financial reporting is a process under the supervision of the CEO and CFO, and effected by Citigroup’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Citigroup has had a longstanding process whereby business and financial officers throughout the Company attest to the accuracy of financial information reported in corporate systems as well as the effectiveness of internal controls over financial reporting and disclosure processes.

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, the Company uses certain forward-looking statements when describing future business conditions. The Company’s actual results may differ materially from those included in the forward-looking statements and are indicated by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” and “could.”

These forward-looking statements involve external risks and uncertainties including, but not limited, to those described under “Risk Factors” on page 58. Other risks and uncertainties disclosed herein include, but are not limited to:

•	The Company’s ability to manage expenses and allocate capital in a disciplined manner;
•	Whether the Company’s investment initiatives, including recent and future targeted acquisitions, will generate a meaningful revenue contribution;
•	The Company’s ability to continue to re-weight its revenue mix towards International Consumer, CIB and Global Wealth Management;
•	The Company’s ability to establish a lower-cost platform for the consumer finance business in Japan;
•	The Company’s ability to accurately estimate probable losses inherent in the lending portfolio;
•	The Consumer businesses’ ability to expand their customer base;
•	The ability of U.S. Cards to grow managed receivables;
•

The ability of U.S. Retail Distribution to: generate increases in loans, deposits and accounts; continue to expand its footprint; continue to grow its Citibank Direct business; and expand cross-marketing opportunities with Primerica Financial Services;

•	The ability of U.S. Consumer Lending to generate earnings growth across its product lines;
•	The ability of U.S. Commercial Business to expand its portfolio through leveraging distribution channels in Smith Barney and the expanded Retail Branch network;
•	Whether Smith Barney will see continued asset and revenue growth from recent investments in its wealth management platform;
•	The ability of the Private Bank to leverage Citigroup’s onshore and institutional capabilities to build onshore franchises focused on wealth-creating individuals in key markets;
•	The impact of a variety of unresolved matters involving some of the portfolio companies in CVC/Brazil;
•	The effect that adding low risk-weighted, secured financing assets in the CIB business will have on Citigroup’s capital adequacy ratios;
•	Possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions; and
•	The Company’s subsidiaries’ dividending capabilities.

GLOSSARY OF TERMS

Accumulated Benefit Obligation (ABO)—The actuarial present value of benefits (vested and unvested) attributed to employee services rendered up to the calculation date.

Additional Minimum Liability (AML)—Recognition of an additional minimum liability is required when the ABO exceeds pension plan assets and the liability for accrued pension cost already recognized is insufficient. Upon the adoption of SFAS 158 at December 31, 2006, AMLs are no longer required to be recognized.

APB 23 Benefit—In accordance with paragraph 31a of SFAS 109, a deferred tax liability is not recognized for the excess of the amount for financial reporting over the tax basis of an investment in a foreign subsidiary unless it becomes apparent that the temporary difference will reverse in the foreseeable future.

Assets Under Management (AUMs)—Assets held by Citigroup in a fiduciary capacity for clients. These assets are not included on Citigroup’s balance sheet.

Bank Deposit Program—Smith Barney’s Bank Deposit Program provides eligible clients with FDIC insurance on their cash deposits. Accounts enrolled in the program automatically have their cash balances invested, or “swept,” into interest-bearing, FDIC-insured deposit accounts at Citigroup-affiliated banks.

Cash-Basis Formula—A formula, within a defined benefit plan, that defines the ultimate benefit as a hypothetical account balance based on annual benefit credits and interest earnings.

Cash-Basis Loans—Loans in which the borrower has fallen behind in interest payments are considered impaired and are classified as non-performing or non-accrual assets. In situations where the lender reasonably expects that only a portion of the principal and interest owed ultimately will be collected, all payments are credited directly to the outstanding principal.

Collateralized Debt Obligations (CDOs)—An investment-grade security backed by a pool of bonds, loans, or other assets.

Credit Default Swap—An agreement between two parties whereby one party pays the other a fixed coupon over a specified term. The other party makes no payment unless a specified credit event such as a default occurs, at which time a payment is made and the swap terminates.

Deferred Tax Asset—An asset attributable to deductible temporary differences and carryforwards. A deferred tax asset is measured using the applicable enacted tax rate and provisions of the enacted tax law.

Deferred Tax Liability—A liability attributable to taxable temporary differences. A deferred tax liability is measured using the applicable enacted tax rate and provisions of the enacted tax law.

Defined Benefit Plan—A retirement plan under which the benefits paid are based on a specific formula. The formula is usually a function of age, service and compensation. A non-contributory plan does not require employee contributions.

Derivative—A contract or agreement whose value is derived from changes in interest rates, foreign exchange rates, prices of securities or commodities, or financial or commodity indices.

Federal Funds—Non-interest-bearing deposits held by member banks at the Federal Reserve Bank.

Foregone Interest—Interest on cash-basis loans that would have been earned at the original contractual rate if the loans were on accrual status.

Generally Accepted Accounting Principles (GAAP)—Accounting rules and conventions defining acceptable practices in preparing financial statements in the United States of America. The Financial Accounting Standards Board (FASB), an independent, self-regulatory organization, is the primary source of accounting rules.

Interest-Only (or IO) Strip—A residual interest in securitization trusts representing the remaining value of expected net cash flows to the Company after payments to third party investors and net credit losses.

Leverage Ratio—The Leverage Ratio is calculated by dividing Tier 1 Capital by leverage assets. Leverage assets are defined as quarterly average total assets, net of goodwill, intangibles and certain other items as required by the Federal Reserve.

Managed Average Yield—Gross managed interest revenue earned, divided by average managed loans.

Managed Basis—Managed basis presentation includes results from both on-balance sheet loans and off-balance sheet loans, and excludes the impact of card securitization activity. Managed basis disclosures assume that securitized loans have not been sold and present the result of the securitized loans in the same manner as the Company’s owned loans.

Managed Loans—Includes loans classified as Loans on the balance sheet plus loans held-for-sale that are included in other assets plus securitized receivables. These are primarily credit card receivables.

Managed Net Credit Losses—Net credit losses adjusted for the effect of credit card securitizations. See Managed Loans.

Market-Related Value of Plan Assets—A balance used to calculate the expected return on pension-plan assets. Market-related value can be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years.

Minority Interest—When a parent owns a majority (but less than 100%) of a subsidiary’s stock, the Consolidated Financial Statements must reflect the minority’s interest in the subsidiary. The minority interest as shown in the Consolidated Statement of Income is equal to the minority’s proportionate share of the subsidiary’s net income and, as included within other liabilities on the Consolidated Balance Sheet, is equal to the minority’s proportionate share of the subsidiary’s net assets.

Mortgage Servicing Rights (MSRs)—An intangible asset representing servicing rights retained in the securitization of mortgage loans.

Net Credit Losses—Gross credit losses (write-offs) less gross credit recoveries.

Net Credit Loss Ratio—Annualized net credit losses divided by average loans outstanding.

Net Credit Margin—Revenues less net credit losses.

Net Excess Spread Revenue—Net cash flows from our credit card securitization activities that are returned to the Company, less the amortization of previously recorded revenue (i.e., residual interest) related to prior periods’ securitizations. The net cash flows include collections of interest income and fee revenue in excess of the interest paid to securitization trust investors, reduced by net credit losses, servicing fees, and other costs related to the securitized receivables.

Net Interest Revenue (NIR)—Interest revenue less interest expense.

Net Interest Margin—Interest revenue less interest expense divided by average interest-earning assets.

Non-Qualified Plan—A retirement plan that is not subject to certain Internal Revenue Code requirements and subsequent regulations. Contributions to non-qualified plans do not receive tax-favored treatment; the employer’s tax deduction is taken when the benefits are paid to participants.

Notional Amount—The principal balance of a derivative contract used as a reference to calculate the amount of interest or other payments.

On-Balance Sheet Loans—Loans originated or purchased by the Company that reside on the balance sheet at the date of the balance sheet.

Projected Benefit Obligation (PBO)—The actuarial present value of all pension benefits accrued for employee service rendered prior to the calculation date, including an allowance for future salary increases if the pension benefit is based on future compensation levels.

Purchase Sales—Customers’ credit card purchase sales plus cash advances.

Qualified Plan—A retirement plan that satisfies certain requirements of the Internal Revenue Code and provides benefits on a tax-deferred basis. Contributions to qualified plans are tax deductible.

Qualifying SPE (QSPE)—A Special Purpose Entity that is very limited in its activities and in the types of assets it can hold. It is a passive entity and may not engage in active decision making. QSPE status allows the seller to remove assets transferred to the QSPE from its books, achieving sale accounting. QSPEs are not consolidated by the seller or the investors in the QSPE.

Return on Assets—Annualized income divided by average assets.

Return on Common Equity—Annualized income less preferred stock dividends, divided by average common equity.

Return on Invested Capital—Annualized net income, adjusted to exclude the effects of capital charges on goodwill and intangibles, divided by average invested capital, which consists of risk capital plus goodwill and intangibles.

Return on Risk Capital—Annualized net income, divided by average risk capital.

Risk Capital—Risk capital is a management metric defined as the amount of capital required to absorb potential unexpected economic volatility.

Securities Purchased Under Agreements to Resell (Reverse Repo Agreements)—An agreement between a seller and a buyer, generally of government or agency securities, whereby the buyer agrees to purchase the securities and the seller agrees to repurchase them at an agreed-upon price at a future date.

Securities Sold Under Agreements to Repurchase (Repurchase Agreements)—An agreement between a seller and a buyer, generally of government or agency securities, whereby the seller agrees to repurchase the securities at an agreed-upon price at a future date.

Special Purpose Entity (SPE)—An entity in the form of a trust or other legal vehicle, designed to fulfill a specific limited need of the company that organized it (such as a transfer of risk or desired tax treatment).

Standby Letter of Credit—An obligation issued by a bank on behalf of a bank customer to a third party where the bank promises to pay the third party, contingent upon the failure by the bank’s customer to perform under the terms of the underlying contract with the beneficiary, or it obligates the bank to guarantee or stand as a surety for the benefit of the third party to the extent permitted by law or regulation.

Securitizations—A process by which a legal entity issues to investors certain securities which pay a return based on the principal and interest cash flows from a pool of loans or other financial assets.

Tier 1 and Tier 2 Capital—Tier 1 Capital includes common stockholders’ equity (excluding certain components of other comprehensive income), qualifying perpetual preferred stock, qualifying mandatorily redeemable securities of subsidiary trusts, and minority interests that are held by others, less certain intangible assets. Tier 2 Capital includes, among other items, perpetual preferred stock to the extent that it does not qualify for Tier 1, qualifying senior and subordinated debt, limited-life preferred stock, and the allowance for credit losses, subject to certain limitations.

Unearned Compensation—The unamortized portion of a grant to employees of restricted or deferred stock measured at the market value on the date of grant. Unearned compensation is displayed as a reduction of stockholders’ equity in the Consolidated Balance Sheet.

Unfunded Commitments—Legally binding agreements to provide financing at a future date.

Variable Interest Entity (VIE)—An entity that does not have enough equity to finance its activities without additional subordinated financial support from third parties. VIEs may include entities with equity investors that cannot make significant decisions about the entity’s operations. A VIE must be consolidated by its primary beneficiary, if any, which is the party that has the majority of the expected losses or residual returns of the VIE or both.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Citigroup is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Citigroup’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective, and to monitor performance, including performance of internal control procedures.

Citigroup management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 101, which expressed unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Citigroup Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Citigroup Inc. and subsidiaries (the “Company” or “Citigroup”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Citigroup maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Citigroup maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citigroup as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 23, 2007 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders

Citigroup Inc.:

We have audited the accompanying consolidated balance sheets of Citigroup Inc. and subsidiaries (the “Company” or “Citigroup”) as of December 31, 2006 and 2005, the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup as of December 31, 2006 and 2005, the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, and the financial position of Citibank, N.A. and subsidiaries as of December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its methods of accounting for defined benefit pensions and other postretirement benefits, stock-based compensation, certain hybrid financial instruments and servicing of financial assets, and in 2005 the Company changed its method of accounting for conditional asset retirement obligations associated with operating leases.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

New York, New York

February 23, 2007

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME	Citigroup Inc. and Subsidiaries

	Year ended December 31
In millions of dollars, except per share amounts	2006	2005 (1)	2004 (1)
Revenues
Interest revenue	$96,431	$75,916	$63,621
Interest expense	56,943	36,676	22,004
Net interest revenue	$39,488	$39,240	$41,617
Insurance premiums	$3,202	$3,132	$2,726
Commissions and fees	19,535	17,143	15,981
Principal transactions	7,708	6,443	3,716
Administration and other fiduciary fees	6,934	6,119	5,524
Realized gains (losses) from sales of investments	1,791	1,962	833
Other revenue	10,957	9,603	9,238
Total non-interest revenues	$50,127	$44,402	$38,018
Total revenues, net of interest expense	$89,615	$83,642	$79,635
Provisions for credit losses and for benefits and claims
Provision for loan losses	$6,738	$7,929	$6,233
Policyholder benefits and claims	967	867	884
Provision for unfunded lending commitments	250	250	—
Total provisions for credit losses and for benefits and claims	$7,955	$9,046	$7,117
Operating expenses
Compensation and benefits	$30,277	$25,772	$22,934
Net occupancy expense	5,841	5,141	4,791
Technology/communication expense	3,762	3,524	3,518
Advertising and marketing expense	2,563	2,533	2,653
Other operating expenses	9,578	8,193	15,886
Total operating expenses	$52,021	$45,163	$49,782
Income from continuing operations before income taxes, minority interest, and cumulative effect of accounting change	$29,639	$29,433	$22,736
Provision for income taxes	8,101	9,078	6,464
Minority interest, net of taxes	289	549	218
Income from continuing operations before cumulative effect of accounting change	$21,249	$19,806	$16,054
Discontinued operations
Income from discontinued operations	$27	$908	$1,446
Gain on sale	219	6,790	—
Provision (benefit) for income taxes and minority interest, net of taxes	(43)	2,866	454
Income from discontinued operations, net of taxes	$289	$4,832	$992
Cumulative effect of accounting change, net of taxes	—	(49)	—
Net income	$21,538	$24,589	$17,046
Basic earnings per share
Income from continuing operations	$4.33	$3.90	$3.13
Income from discontinued operations, net of taxes	0.06	0.95	0.19
Cumulative effect of accounting change, net of taxes	—	(0.01)	—
Net income	$4.39	$4.84	$3.32
Weighted average common shares outstanding	4,887.3	5,067.6	5,107.2
Diluted earnings per share
Income from continuing operations	$4.25	$3.82	$3.07
Income from discontinued operations, net of taxes	0.06	0.94	0.19
Cumulative effect of accounting change, net of taxes	—	(0.01)	—
Net income	$4.31	$4.75	$3.26
Adjusted weighted average common shares outstanding	4,986.1	5,160.4	5,207.4

(1)	Reclassified to conform to the current period’s presentation.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	December 31
In millions of dollars, except shares	2006	2005 (1)
Assets
Cash and due from banks (including segregated cash and other deposits)	$26,514	$23,632
Deposits with banks	42,522	31,645
Federal funds sold and securities borrowed or purchased under agreements to resell	282,817	217,464
Brokerage receivables	44,445	42,823
Trading account assets (including $125,231 and $92,495 pledged to creditors at December 31, 2006 and December 31, 2005, respectively)	393,925	295,820
Investments (including $16,355 and $15,819 pledged to creditors at December 31, 2006 and December 31, 2005, respectively, and $176 at December 31, 2006 at fair value)	273,591	180,597
Loans, net of unearned income
Consumer	512,921	454,620
Corporate (including $384 at December 31, 2006 at fair value)	166,271	128,883
Loans, net of unearned income	$679,192	$583,503
Allowance for loan losses	(8,940)	(9,782)
Total loans, net	$670,252	$573,721
Goodwill	33,415	33,130
Intangible assets	15,901	14,749
Other assets	100,936	80,456
Total assets	$1,884,318	$1,494,037
Liabilities
Non-interest-bearing deposits in U.S. offices	$38,615	$36,638
Interest-bearing deposits in U.S. offices (including $366 at December 31, 2006 at fair value)	195,002	169,277
Non-interest-bearing deposits in offices outside the U.S.	35,149	32,614
Interest-bearing deposits in offices outside the U.S. (including $472 at December 31, 2006 at fair value)	443,275	353,299
Total deposits	$712,041	$591,828
Federal funds purchased and securities loaned or sold under agreements to repurchase	349,235	242,392
Brokerage payables	85,119	70,994
Trading account liabilities	145,887	121,108
Short-term borrowings (including $2,012 at December 31, 2006 at fair value)	100,833	66,930
Long-term debt (including $9,439 at December 31, 2006 at fair value)	288,494	217,499
Other liabilities	82,926	70,749
Total liabilities	$1,764,535	$1,381,500
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	$1,000	$1,125
Common stock ($0.01 par value; authorized shares: 15 billion), issued shares: 2006 and 2005—5,477,416,086 shares	55	55
Additional paid-in capital	18,253	17,483
Retained earnings	129,267	117,555
Treasury stock, at cost: 2006—565,422,301 shares and 2005—497,192,288 shares	(25,092)	(21,149)
Accumulated other comprehensive income (loss)	(3,700)	(2,532)
Total stockholders’ equity	$119,783	$112,537
Total liabilities and stockholders’ equity	$1,884,318	$1,494,037

(1)	Reclassified to conform to the current period’s presentation.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries

	Year ended December 31
	Amounts			Shares
In millions of dollars, except shares in thousands	2006	2005 (1)	2004 (1)	2006	2005	2004
Preferred stock at aggregate liquidation value
Balance, beginning of year	$1,125	$1,125	$1,125	4,250	4,250	4,250
Redemption or retirement of preferred stock	(125)	—	—	(250)	—	—
Balance, end of year	$1,000	$1,125	$1,125	4,000	4,250	4,250
Common stock and additional paid-in capital
Balance, beginning of year	$17,538	$16,960	$15,736	5,477,416	5,477,416	5,477,416
Employee benefit plans	769	524	1,116	—	—	—
Other	1	54	108	—	—	—
Balance, end of year	$18,308	$17,538	$16,960	5,477,416	5,477,416	5,477,416
Retained earnings
Balance, beginning of year	$117,555	$102,154	$93,483
Net income	21,538	24,589	17,046
Common dividends (2)	(9,761)	(9,120)	(8,307)
Preferred dividends	(65)	(68)	(68)
Balance, end of year	$129,267	$117,555	$102,154
Treasury stock, at cost
Balance, beginning of year	$(21,149)	$(10,644)	$(11,524)	(497,192)	(282,774)	(320,467)
Issuance of shares pursuant to employee benefit plans	3,051	2,203	1,659	75,631	61,278	54,121
Treasury stock acquired (3)	(7,000)	(12,794)	(25)	(144,033)	(277,918)	(516)
Shares purchased from Employee Pension Fund	—	—	(502)	—	—	(10,001)
Other (4)	6	86	(252)	172	2,222	(5,911)
Balance, end of year	$(25,092)	$(21,149)	$(10,644)	(565,422)	(497,192)	(282,774)
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(2,532)	$(304)	$(806)
Net change in unrealized gains and losses on investment securities, net of taxes	(141)	(1,549)	(275)
Net change in cash flow hedges, net of taxes	(673)	439	(578)
Net change in foreign currency translation adjustment, net of taxes	1,294	(980)	1,355
Minimum pension liability adjustment, net of taxes (5)	(1)	(138)	—
Adjustments to initially apply SFAS 158, net of taxes	(1,647)	—	—
Net change in Accumulated other comprehensive income (loss)	$(1,168)	$(2,228)	$502
Balance, end of year	$(3,700)	$(2,532)	$(304)
Total common stockholders’ equity and common shares outstanding	$118,783	$111,412	$108,166	4,911,994	4,980,224	5,194,642
Total stockholders’ equity	$119,783	$112,537	$109,291
Comprehensive income
Net income	$21,538	$24,589	$17,046
Net change in Accumulated other comprehensive income (loss)	(1,168)	(2,228)	502
Comprehensive income	$20,370	$22,361	$17,548

(1)	Reclassified to conform to the current period’s presentation.
(2)	Common dividends declared were 49 cents per share in the first, second, third, and fourth quarters of 2006, 44 cents per share in the first, second, third, and fourth quarters of 2005, and 40 cents per share in the first, second, third and fourth quarters of 2004.
(3)	All open market repurchases were transacted under an existing authorized share repurchase plan. On April 14, 2005, the Board of Directors authorized up to an additional $15 billion in share repurchases. Additionally, on April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.
(4)	In 2004, primarily represents shares redeemed from a legacy employee plan trust.
(5)	Reflects additional minimum liability, as required by SFAS 87, “Employers’ Accounting for Pensions” (SFAS 87), related to unfunded or book reserve plans, such as the U.S. nonqualified pension plans and certain foreign plans.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries

	Year ended December 31
In millions of dollars	2006	2005 (1)		2004 (1)
Cash flows from operating activities of continuing operations
Net income	$21,538		$24,589		$17,046
Income from discontinued operations, net of taxes	150		630		992
Gain on sale, net of taxes	139		4,202		—
Cumulative effect of accounting change, net of taxes	—		(49)		—
Income from continuing operations	$21,249		$19,806		$16,054
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	$287		$274		$277
Additions to deferred policy acquisition costs	(381)		(382)		(493)
Depreciation and amortization	2,503		2,318		2,056
Deferred tax provision (benefit)	90		(181)		(1,209)
Provision for credit losses	6,988		8,179		6,233
Change in trading account assets	(98,105)		(16,399)		(43,071)
Change in trading account liabilities	24,779		(13,986)		13,110
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(65,353)		(16,725)		(28,131)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	106,843		33,808		22,966
Change in brokerage receivables net of brokerage payables	12,503		17,236		81
Net gains from sales of investments	(1,791)		(1,962)		(833)
Change in loans held-for-sale	(1,282)		(1,560)		(2,150)
Other, net	(8,426)		1,618		13,001
Total adjustments	$(21,345)		$12,238		$(18,163)
Net cash (used in) provided by operating activities of continuing operations	$(96)		$32,044		$(2,109)
Cash flows from investing activities of continuing operations
Change in deposits with banks	$(10,877)	$	(5,084)		$(3,245)
Change in loans	(356,062)		(291,000)		(259,751)
Proceeds from sales and securitizations of loans	253,176		245,335		206,421
Purchases of investments	(296,124)		(203,023)		(195,903)
Proceeds from sales of investments	86,999		82,603		112,470
Proceeds from maturities of investments	121,111		97,513		63,318
Other investments, primarily short-term, net	—		148		(29)
Capital expenditures on premises and equipment	(4,035)		(3,724)		(3,011)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	1,606		17,611		3,106
Business acquisitions	—		(602)		(3,677)
Net cash used in investing activities of continuing operations	$(204,206)		$(60,223)	$	(80,301)
Cash flows from financing activities of continuing operations
Dividends paid	$(9,826)		$(9,188)		$(8,375)
Issuance of common stock	1,798		1,400		912
Redemption of preferred stock, net	(125)		—		—
Treasury stock acquired	(7,000)		(12,794)		(779)
Stock tendered for payment of withholding taxes	(685)		(696)		(511)
Issuance of long-term debt	113,687		68,852		75,764
Payments and redemptions of long-term debt	(46,468)		(52,364)		(49,686)
Change in deposits	121,203		27,713		65,651
Change in short-term borrowings	33,903		10,163		(4,363)
Contractholder fund deposits	577		349		11,797
Contractholder fund withdrawals	(634)		(351)		(7,266)
Net cash provided by financing activities of continuing operations	$206,430		$33,084		$83,144
Effect of exchange rate changes on cash and cash equivalents	$645		$(1,840)		$731
Discontinued operations
Net cash provided by (used in) discontinued operations	$109		$(46)		$(128)
Change in cash and due from banks	$2,882		$3,019		$1,337
Cash and due from banks at beginning of period	$23,632		$20,613		$19,276
Cash and due from banks at end of period	$26,514		$23,632		$20,613
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$9,230		$8,621		$6,808
Cash paid during the period for interest	51,472		$32,081		18,544
Non-cash investing activities
Transfers to repossessed assets	$1,414		$1,268		$1,046

(1)	Reclassified to conform to the current period’s presentation.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citibank, N.A. and Subsidiaries

	December 31
In millions of dollars, except shares	2006	2005 (1)
Assets
Cash and due from banks	$18,917	$19,695
Deposits with banks	38,377	22,182
Federal funds sold and securities purchased under agreements to resell	9,219	10,795
Trading account assets (including $117 and $600 pledged to creditors at December 31, 2006 and December 31, 2005, respectively)	103,945	86,933
Investments (including $1,953 and $1,416 pledged to creditors at December 31, 2006 and December 31, 2005, respectively, and $176 at December 31, 2006 at fair value)	215,222	123,700
Loans, net of unearned income (including $384 at December 31, 2006 at fair value)	558,952	559,320
Allowance for loan losses	(5,152)	(4,939)
Total loans, net	$553,800	$554,381
Goodwill	13,799	13,319
Intangible assets	6,984	5,680
Premises and equipment, net	7,090	6,226
Interest and fees receivable	7,354	5,427
Other assets	44,790	36,977
Total assets	$1,019,497	$885,315
Liabilities
Non-interest-bearing deposits in U.S. offices	$38,663	$37,644
Interest-bearing deposits in U.S. offices (including $366 at December 31, 2006 at fair value)	167,015	159,479
Non-interest-bearing deposits in offices outside the U.S.	31,169	28,738
Interest-bearing deposits in offices outside the U.S. (including $472 at December 31, 2006 at fair value)	428,896	320,394
Total deposits	$665,743	$546,255
Trading account liabilities	43,136	46,778
Purchased funds and other borrowings (including $442 at December 31, 2006 at fair value)	73,081	68,457
Brokerage payables	5,363	—
Accrued taxes and other expense	10,777	11,454
Long-term debt and subordinated notes (including $2,666 at December 31, 2006 at fair value)	115,833	129,266
Other liabilities	32,411	22,864
Total liabilities	$946,344	$825,074
Stockholder’s equity
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	$751	$751
Surplus	43,753	37,978
Retained earnings	30,358	24,062
Accumulated other comprehensive income (loss) (2)	(1,709)	(2,550)
Total stockholder’s equity	$73,153	$60,241
Total liabilities and stockholder’s equity	$1,019,497	$885,315

(1)	The 2005 Consolidated Balance Sheet for Citibank, N.A. has been restated in accordance with SFAS 141, “Business Combinations” (SFAS 141), to reflect the impact of the bank consolidation project in which several affiliates were transferred between Citibank, N.A. and other affiliates under the common control of Citigroup. See Note 29 on page 156 for a full description of the bank consolidation project.
(2)	Amounts at December 31, 2006 and December 31, 2005 include the after-tax amounts for net unrealized gains (losses) on investment securities of ($119) million and ($353) million, respectively, for foreign currency translation of ($456) million and ($2.382) billion, respectively, for cash flow hedges of ($131) million and $299 million, respectively, and for additional minimum pension liability of ($1.003) billion and ($114) million, respectively, of which ($886) million relates to the initial adoption of SFAS 158 at December 31, 2006.

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Citigroup Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries (the Company). The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries, are accounted for under the equity method, and the pro rata share of their income (loss) is included in other revenue. Income from investments in less than 20%-owned companies is recognized when dividends are received. As discussed below, Citigroup consolidates entities deemed to be variable interest entities (VIEs) when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings, and other investments and charges for management’s estimate of impairment in their value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in other revenue.

Citibank, N.A.

Citibank, N.A. is a commercial bank and wholly owned subsidiary of Citigroup Inc. Citibank’s principal offerings include consumer finance, mortgage lending, and retail banking products and services; investment banking, commercial banking, cash management, trade finance and e-commerce products and services; and private banking products and services.

The Company includes a balance sheet and statement of changes in stockholder’s equity for Citibank, N.A. to provide information about this entity to shareholders and international regulatory agencies. (See Notes 28 and 29 to the Consolidated Financial Statements on pages 155 and 156, respectively.)

Variable Interest Entities

An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities (revised December 2003)” (FIN 46-R), which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity.

In addition, as specified in FIN 46-R, a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

Along with the VIEs that are consolidated in accordance with these guidelines, the Company has significant variable interests in other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), many structured finance transactions, and various investment funds. All other entities not deemed to be VIEs, with which the Company has involvement, are evaluated for consolidation under Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” and SFAS. 94, “Consolidation of All Majority-Owned Subsidiaries” (SFAS 94).

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using year-end spot foreign exchange rates. Revenues and expenses are translated monthly at amounts that approximate weighted average exchange rates, with resulting gains and losses included in income. The effects of translating income with a functional currency other than the U.S. dollar are included in stockholders’ equity along with related hedge and tax effects. The effects of translating operations with the U.S. dollar as the functional currency, including those in highly inflationary environments, are included in other revenue along with the related hedge effects. Hedges of foreign currency exposures include forward currency contracts and designated issues of non-U.S. dollar debt.

Investment Securities

Investments include fixed income and equity securities. Fixed income instruments include bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities subject to prepayment risk. Equity securities include common and nonredeemable preferred stocks. Fixed income investments classified as “held to maturity” represent securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Fixed income securities and marketable equity securities classified as “available-for-sale” are carried at fair value, which is determined based upon quoted market prices when available. If quoted market prices are not available, discounted expected cash flows using market rates commensurate with the characteristics of the investment are used. Unrealized gains and losses and related hedge effects are reported in a separate component of stockholders’ equity, net of applicable income taxes. Declines in fair value that are determined to be other than temporary are charged to earnings. Accrual of income is suspended on fixed income instruments that are in default or on which it is likely that future interest payments will not be made as scheduled. Fixed income instruments subject to prepayment risk are accounted for using the retrospective method, where the principal amortization and effective yield are recalculated each period based on actual historical and projected future cash flows. Realized gains and losses on sales of investments are included in earnings on a specific identification cost basis.

Citigroup’s private equity subsidiaries include subsidiaries registered as Small Business Investment Companies and other subsidiaries that engage exclusively in venture capital activities. Venture capital investments are carried at fair value, with changes in fair value recognized in other revenue. The fair values of publicly traded securities held by these subsidiaries are generally based upon quoted market prices. In certain situations, including thinly traded securities, large block holdings, restricted shares, or other special situations, the quoted market prices are adjusted to produce an estimate of the attainable fair value for the securities. For securities held by these subsidiaries that are not publicly traded, estimates of fair value are made based upon a review of the investee’s financial results, condition and prospects, together with comparisons to similar companies for which quoted market prices are available.

Trading Account Assets and Liabilities

Trading account assets and liabilities, including securities and derivatives, are carried at fair value. Fair value is determined based upon quoted prices when available, or under an alternative approach such as matrix or model pricing when market prices are not readily available. If quoted market prices are not available for fixed income securities or derivatives, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. Obligations to deliver securities sold, not yet purchased, are also carried at fair value and included in trading account liabilities. The determination of fair value considers various factors, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options, warrants, and derivatives; price activity for equivalent or synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company’s positions in an orderly manner over a reasonable period of time under current market conditions; and derivatives transaction maintenance costs during that period. The fair value of aged inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available-for-immediate-sale for longer than 90 days. Changes in fair value of trading account assets and liabilities are recognized in earnings. Interest expense on trading account liabilities is reported as a reduction of interest revenue.

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

Repurchase and Resale Agreements

Repurchase and resale agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired or resold, including accrued interest, as specified in the respective agreements. The Company’s policy is to take possession of securities purchased under agreements to resell. The market value of securities to be repurchased and resold is monitored, and additional collateral is obtained where appropriate to protect against credit exposure.

Loans and Leases

Loans are reported at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to income over the lives of the related loans.

Consumer Loans

Consumer loans represent loans and leases managed by the Global Consumer business and Private Bank. As a general rule, interest accrual ceases for open-end revolving and closed-end installment and real estate loans when payments are 90 days contractually past due. For credit cards, however, the Company accrues interest until payments are 180 days past due. Interest and fees earned, but not collected, are reversed when interest is no longer accrued.

As a general rule, unsecured closed-end installment loans are charged off at 120 days past due and unsecured open-end (revolving) loans are charged off at 180 days contractually past due. Loans secured with non-real-estate collateral are written down to the estimated value of the collateral, less costs to sell, at 120 days past due. Real-estate secured loans (both open- and closed-end) are written down to the estimated value of the property, less costs to sell, at 180 days contractually past due.

In certain consumer businesses in the U.S., secured real estate loans are written down to the estimated value of the property, less costs to sell, at the earlier of the receipt of title or 12 months in foreclosure (a process that must commence when payments are 120 days contractually past due). Closed-end loans secured by non-real-estate collateral are written down to the estimated value of the collateral, less costs to sell, at 180 days contractually past due. Unsecured loans (both open- and closed-end) are charged off at 180 days contractually past due and 180 days from the last payment, but in no event can these loans exceed 360 days contractually past due.

Unsecured loans in bankruptcy are charged off within 30 days of notification of filing by the bankruptcy court or within the contractual write-off periods, whichever occurs earlier. In CitiFinancial (a component of the U.S. Consumer Lending business), unsecured loans in bankruptcy are charged off when they are 30 days contractually past due.

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

Corporate Loans

Corporate loans represent loans and leases managed by the CIB. Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined that the payment of interest or principal is doubtful, or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired corporate loans and leases are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans and leases, where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment, are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

Lease Financing Transactions

Loans include the Company’s share of aggregate rentals on lease financing transactions and residual values net of related unearned income. Lease financing transactions represent direct financing leases and also include leveraged leases. Unearned income is amortized under a method that results in an approximate level rate of return when related to the unrecovered lease investment. Gains and losses from sales of residual values of leased equipment are included in other revenue.

Loans Held-for-Sale

Corporate and consumer loans that have been identified for sale are classified as loans held-for-sale within other assets and are accounted for at the lower of cost or market value, with any write-downs or subsequent recoveries charged to other revenue.

Allowance for Loan Losses

Allowance for loan losses represents management’s estimate of probable losses inherent in the portfolio. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio. Additions to the allowance are made through the provision for credit losses. Credit losses are deducted from the allowance, and subsequent recoveries are added. Securities received in exchange for loan claims in debt restructurings are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance, and are subsequently accounted for as securities available-for-sale.

In the Corporate and Commercial Business portfolios, larger-balance, non-homogeneous exposures representing significant individual credit exposures are evaluated based upon the borrower’s overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. Reserves are established for these loans based upon an estimate of probable losses for the individual loans deemed to be impaired. This estimate considers all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. The allowance for credit losses attributed to the remaining portfolio is established via a process that estimates the probable loss inherent in the portfolio based upon various analyses. These analyses consider historical and project default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators including trends in internally risk-rated exposures, classified exposures, cash-basis loans, historical and forecasted write-offs, and a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures.

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

With the Company electing to early-adopt SFAS 156 as of January 1, 2006, MSRs in the U.S. mortgage and student loan classes of servicing rights are accounted for at fair value, with changes in value recorded in current earnings. Upon electing the fair value method of accounting for its MSRs, the Company discontinued the application of SFAS 133 fair value hedge accounting, the calculation of amortization and the assessment of impairment for the MSRs. The MSR valuation allowance at the date of adoption of SFAS 156 was written off against the recorded value of the MSRs.

Prior to 2006, only the portion of the MSR portfolio that was hedged with instruments qualifying for hedge accounting under SFAS 133 was recorded at fair value. The remaining portion, which was hedged with instruments that did not qualify for hedge accounting under SFAS 133, was accounted for at the lower-of-cost-or-market. Servicing rights retained in the securitization of mortgage loans were measured by allocating the carrying value of the loans between the assets sold and the interests retained, based on the relative fair values at the date of securitization. MSRs were amortized using a proportionate cash flow method over the period of the related net positive servicing income to be generated from the various portfolios purchased or loans originated. Impairment of MSRs was evaluated on a disaggregated basis by type (i.e., fixed rate or adjustable rate) and by interest-rate band, which were believed to be the predominant risk characteristics of the Company’s servicing portfolio. Any excess of the carrying value of the capitalized servicing rights over the fair value by stratum was recognized through a valuation allowance for each stratum and charged to the provision for impairment on MSRs.

Additional information on the Company’s MSRs can be found in Note 22 to the Consolidated Financial Statements on page 143.

Goodwill

Goodwill represents an acquired company’s acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is subject to annual impairment tests, whereby goodwill is allocated to the Company’s reporting units and an impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Furthermore, on any business dispositions, goodwill is allocated to the business disposed of based on the ratio of the fair value of the business disposed of to the fair value of the reporting unit.

Intangible Assets

Intangible Assets—including core deposit intangibles, present value of future profits, purchased credit card relationships, other customer relationships, and other intangible assets—are amortized over their estimated useful lives. Upon the adoption of SFAS 142, intangible assets deemed to have indefinite useful lives, primarily certain asset management contracts and trade names, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset.

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

There are two key accounting determinations that must be made relating to securitizations. First, in the case where Citigroup originated or owned the financial assets transferred to the securitization entity, a decision must be made as to whether that transfer is considered a sale under Generally Accepted Accounting Principles. If it is a sale, the transferred assets are removed from the Company’s Consolidated Balance Sheet with a gain or loss recognized. Alternatively, when the transfer would be considered not a sale but rather a financing, the assets will remain on the Company’s Consolidated Balance Sheet with an offsetting liability recognized in the amount of received proceeds.

Second, a determination must be made as to whether the securitization entity would be included in the Company’s Consolidated Financial Statements. For each securitization entity with which it is involved, the Company makes a determination of whether the entity should be considered a subsidiary of the Company and be included in its Consolidated Financial Statements or whether the entity is sufficiently independent that it does not need to be consolidated. If the securitization entity’s activities are sufficiently restricted to meet accounting requirements to be a qualifying special purpose entity (QSPE), the securitization entity is not consolidated by the seller of the transferred assets. If the securitization entity is determined to be a VIE, the Company consolidates the VIE if it is the primary beneficiary.

For all other securitization entities determined not to be VIEs in which Citigroup participates, a consolidation decision is made by evaluating several factors, including how much of the entity’s ownership is in the hands of third-party investors, who controls the securitization entity, and who reaps the rewards and bears the risks of the entity. Only securitization entities controlled by Citigroup are consolidated.

Interest in the securitized and sold loans may be retained in the form of subordinated interest-only strips, subordinated tranches, spread accounts, and servicing rights. The Company retains a seller’s interest in the credit card receivables transferred to the trusts, which is not in securitized form. Accordingly, the seller’s interest is carried on a historical cost basis and classified as consumer loans. Retained interests in securitized mortgage loans are classified as trading account assets. Other retained interests are primarily recorded as available-for-sale investments, except for servicing rights that are included in Intangible Assets. However, since January 1, 2006, servicing rights are initially recorded at fair value. Gains or losses on securitization and sale depend in part on the previous carrying amount of the loans involved in the transfer and, prior to January 1, 2006, were allocated between the loans sold and the retained interests based on their relative fair values at the date of sale. Gains are recognized at the time of securitization and are reported in other revenue.

The Company values its securitized retained interests at fair value using either financial models, quoted market prices, or sales of similar assets. Where quoted market prices are not available, the Company estimates the fair value of these retained interests by determining the present value of expected future cash flows using modeling techniques that incorporate management’s best estimates of key assumptions, including prepayment speeds, credit losses, and discount rates.

Additional information on the Company’s securitization activities can be found in “Off-Balance Sheet Arrangements” on page 92 and in Note 22 to the Consolidated Financial Statements on page 143.

Transfers of Financial Assets

For a transfer of financial assets to be considered a sale, the assets must have been isolated from the Company, even in bankruptcy or other receivership; the purchaser must have the right to sell the assets transferred and the Company may not have an option or any obligation to reacquire the assets, or the purchaser must be a QSPE. If these sale requirements are met, the assets are removed from the Company’s Consolidated Balance Sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, the assets remain on the Consolidated Balance Sheet, and the sale proceeds are recognized as the Company’s liability. A legal opinion on a sale is generally obtained for complex transactions or where the Company has continuing involvement with assets transferred or with the securitization entity. Those opinions must state that the asset transfer is considered a sale and that the assets transferred would not be consolidated with the Company’s other assets in the event of the Company’s insolvency.

See Note 22 to the Consolidated Financial Statements on page 143.

Risk Management Activities — Derivatives Used for Non-Trading Purposes

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

To qualify as a hedge, a derivative must be highly effective in offsetting the risk designated as being hedged. The hedge relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge, which includes the item and risk that is being hedged and the derivative that is being used, as well as how effectiveness will be assessed and ineffectiveness measured. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis, typically using quantitative measures of correlation with hedge ineffectiveness measured and recorded in current earnings. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any gains or losses attributable to the derivatives, as well as subsequent changes in fair value, are recognized in other revenue.

The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. The underlying asset, liability, firm commitment, or forecasted transaction may be an individual item or a portfolio of similar items.

For fair value hedges, in which derivatives hedge the fair value of assets, liabilities, or firm commitments, changes in the fair value of derivatives are reflected in other revenue, together with changes in the fair value of the related hedged item. These are expected to, and generally do, offset each other. Any net amount, representing hedge ineffectiveness, is reflected in current earnings. Citigroup’s fair value hedges are primarily hedges of fixed-rate long-term debt, loans, and available-for-sale securities.

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities, or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair values will not be included in current earnings but are reported as Accumulated other comprehensive income. These changes in fair value will be included in earnings of future periods when the hedged cash flows come into earnings. To the extent these derivatives are not effective, changes in their fair values are immediately included in other revenue. Citigroup’s cash flow hedges primarily include hedges of loans, rollovers of short-term liabilities, and foreign currency denominated funding. They also include hedges of certain forecasted transactions in which a substantial majority of them mature within five years.

For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in Accumulated other comprehensive income as part of the foreign currency translation adjustment.

End-user derivatives that are economic hedges rather than qualifying for hedge accounting purposes are also carried at fair value, with changes in value included in principal transactions or other revenue. Citigroup often uses economic hedges when qualifying for hedge accounting would be too complex or operationally burdensome; examples are hedges of the credit risk component of commercial loans and loan commitments. Citigroup periodically evaluates its hedging strategies in other areas, such as mortgage servicing rights, and may designate either a qualifying hedge or economic hedge, after considering the relative cost and benefits. Economic hedges are also employed when the hedged item itself is marked to market through current earnings, such as hedges of commitments to originate one-to-four family mortgage loans to be held-for-sale.

For those hedge relationships that are terminated or when hedge designations are removed, the hedge accounting treatment described in the paragraphs above is no longer applied. The end-user derivative is terminated or transferred to the trading account. For fair value hedges, any changes in the fair value of the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in Accumulated other comprehensive income and are included in earnings of future periods when the hedged cash flows impact earnings. However, if the forecasted transaction is no longer likely to occur, any changes in fair value of the end-user derivative are immediately reflected in other revenue.

Employee Benefits Expense

Employee benefits expense includes current service costs of pension and other postretirement benefit plans, which are accrued on a current basis; contributions and unrestricted awards under other employee plans; the amortization of restricted stock awards; and costs of other employee benefits.

Stock-Based Compensation

Prior to January 1, 2003, Citigroup accounted for stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations (APB 25). Under APB 25, there was generally no charge to earnings for employee stock option awards, because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), allowed companies to recognize compensation expense over the related service period based on the grant date fair value of the stock award.

On January 1, 2003, the Company adopted the fair value provisions of SFAS 123. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which replaced the existing SFAS 123 and APB 25. See “Accounting Changes” on the next page.

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

Deferred taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.

Commissions, Underwriting, and Principal Transactions

Commissions, Underwriting, and Principal Transactions revenues and related expenses are recognized in income on a trade-date basis.

Earnings Per Share

Earnings per share is computed after recognition of preferred stock dividend requirements. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. It is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and the shares issued under the Company’s Capital Accumulation Program and other restricted stock plans.

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

ACCOUNTING CHANGES

Accounting for Defined Benefit Pensions and Other Postretirement Benefits

As of December 31, 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Benefits” (SFAS 158). In accordance with this standard, Citigroup recorded the funded status of each of its defined benefit pension and postretirement plans as an asset or liability on its Consolidated Balance Sheet with a corresponding offset, net of taxes, recorded in Accumulated other comprehensive income (loss) within Stockholders’ Equity, resulting in an after-tax decrease in equity of $1.647 billion. See Note 9 to the Consolidated Financial Statements on page 124.

The following table shows the effects of adopting SFAS 158 at December 31, 2006 on individual line items in the Consolidated Balance Sheet at December 31, 2006:

In millions of dollars	Before application of SFAS 158	Adjustments		After application of SFAS 158
Other assets
Prepaid benefit cost	$2,620	$(534)		$2,086
Other liabilities
Accrued benefit liability	$—	$2,147		$2,147
Deferred taxes, net	$3,653	$1,034		$4,687
Accumulated other comprehensive income (loss)	$(2,053)	$(1,647	)(1)	$(3,700)
Total stockholders’ equity	$121,430	$(1,647	)(1)	$119,783

(1)	Adjustment to initially apply SFAS 158, net of taxes.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which replaced the existing SFAS 123 and APB 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires companies to measure compensation expense for stock options and other share-based payments based on the instruments’ grant date fair value, and to record expense based on that fair value reduced by expected forfeitures.

The Company adopted this standard by using the modified prospective approach. Beginning January 1, 2006, Citigroup recorded incremental expense for stock options granted prior to January 1, 2003 (the date the Company adopted SFAS 123). That expense will equal the remaining unvested portion of the grant date fair value of those stock options, reduced by estimated forfeitures. The Company recorded incremental compensation expense of $43 million during the year. Based on current estimates, the incremental charge for all of 2007 will be $11 million pretax.

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

The impact to 2006 was a charge of $648 million ($398 million after-tax) for the immediate expensing of awards granted to retirement-eligible employees in January 2006, and $824 million ($526 million after-tax) for the accrual of the awards that were granted in January 2007. The Company has changed the plan’s retirement eligibility provisions for the January 2007 management awards, which affected the amount of the accrual in 2006.

In adopting SFAS 123(R), the Company began to recognize compensation expense for restricted or deferred stock awards net of estimated forfeitures. Previously, the effects of forfeitures were recorded as they occurred.

On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, prospectively for all awards granted, modified, or settled after December 31, 2002. This was in effect until December 31, 2005, after which the Company adopted SFAS 123(R) as outlined above. The prospective method is one of the adoption methods provided for under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148) issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period (which is generally equal to the vesting period). For stock options, the compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. Similar to APB 25 (the alternative method of accounting), under SFAS 123, an offsetting increase to stockholders’ equity is recorded equal to the amount of compensation expense. Earnings per share dilution is recognized as well.

Had the Company applied SFAS 123 prior to 2003 in accounting for all of the Company’s stock option plans, including the Citigroup 2003 Stock Purchase Program, net income and net income per share would have been the pro forma amounts indicated below:

In millions of dollars, except per share amounts		2006 (1)	2005	2004
Compensation expense related to stock option plans, net of taxes	As reported	$80	$84	$173
	Pro forma	80	163	325
Net income	As reported	$21,538	$24,589	$17,046
	Pro forma	21,538	24,510	16,894
Basic earnings per share	As reported	$4.39	$4.84	$3.32
	Pro forma	4.39	4.82	3.29
Diluted earnings per share	As reported	$4.31	$4.75	$3.26
	Pro forma	4.31	4.73	3.23

(1)	There are no differences in the 2006 reported results due to the implementation of SFAS 123(R).

During the first quarter of 2004, the Company changed its option valuation method from the Black-Scholes model to a lattice-type model, which did not have a material impact on the Company’s Consolidated Financial Statements.

The Company has made changes to various stock-based compensation plan provisions for future awards. For example, in January 2005, the Company largely moved from granting stock options to granting restricted and deferred stock awards, unless participants elect to receive all or a portion of their award in the form of stock options. Thus, the majority of management options granted in 2005 were due to stock option elections and carried the same vesting period as the restricted or deferred stock awards in lieu of which they were granted. Stock options granted in 2003 and 2004 have three-year vesting periods and six-year terms. In addition, the sale of underlying shares acquired upon exercise is restricted for a two-year period and pursuant to a stock ownership commitment; senior executives must retain 75% of the shares they own and acquire from the Company over the term of their employment. Options granted in 2003 and thereafter do not have a reload feature; however, some previously granted options retain that feature.

See Note 8 to the Company’s Consolidated Financial Statements on page 122.

Accounting for Certain Hybrid Financial Instruments

On January 1, 2006, the Company elected to early-adopt, primarily on a prospective basis, SFAS No. 155, “Accounting for Certain Hybrid Financial

Instruments” (SFAS 155). In accordance with this standard, hybrid financial instruments—such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as interest-only instruments—may be accounted for at fair value if the Company makes an irrevocable election to do so on an instrument-by-instrument basis. The changes in fair value are recorded in current earnings. The impact of adopting this standard was not material.

Accounting for Servicing of Financial Assets

On January 1, 2006, the Company elected to early-adopt SFAS No. 156, “Accounting for Servicing of Financial Assets” (SFAS 156). This pronouncement requires all servicing rights to be initially recognized at fair value. Subsequent to initial recognition, it permits a one-time irrevocable election to remeasure each class of servicing rights at fair value, with the changes in fair value being recorded in current earnings. The classes of servicing rights are identified based on the availability of market inputs used in determining their fair values and the methods for managing their risks. The Company has elected fair value accounting for its mortgage and student loan classes of servicing rights. The impact of adopting this standard was not material.

Accounting for Conditional Asset Retirement Obligations

On December 31, 2005, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires entities to estimate and recognize a liability for costs associated with the retirement or removal of an asset from service, regardless of the uncertainty of timing or whether performance will be required. For Citigroup, this applies to certain real estate restoration activities in the Company’s branches and office space, most of which is rented under operating lease agreements.

Local market practices and requirements with regard to restoration activity under a real estate lease agreement differ by region. Based on a review of active lease terms and conditions, historical costs of past restoration activities, and local market practices, an estimate of the expected real estate restoration costs for some of the Company’s branches and office space was determined. Each region applied local inflation and discount rates to determine the present value of the liability and capitalized asset amounts.

The impact of adopting FIN 47 was an increase to total liabilities and total assets of $150 million and $122 million, respectively. The increase in total assets is net of an increase in accumulated depreciation of $52 million. In addition, a $49 million after-tax ($80 million pretax) charge to earnings, which was reported on the Consolidated Statement of Income as the cumulative effect of an accounting change, was recorded in the 2005 fourth quarter.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

On January 1, 2005, Statement of Position (SOP) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3), was adopted for loan acquisitions. SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held-for-sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments.

Determining the Variability in a Potential VIE

The FASB issued FASB Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (FSP FIN 46(R)-6), in April 2006. FSP FIN 46(R)-6 addresses the application of FIN 46(R), “Consolidation of Variable Interest Entities,” in determining whether certain contracts or arrangements with a variable interest entity (VIE) are variable interests by requiring companies to base such evaluations on an analysis of the VIE’s purpose and design, rather than its legal form or accounting classification. FSP FIN 46(R)-6 is required to be applied for all reporting periods beginning after June 15, 2006. The adoption of the FSP did not result in material differences from Citigroup’s existing accounting policies regarding the consolidation of VIEs.

Postretirement Benefits

In May 2004, the FASB issued FASB Staff Position FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2), which supersedes FSP FAS 106-1, in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act of 2003). The Act of 2003 established a prescription drug benefit for Medicare-eligible participants, as well as a federal subsidy of 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those offered under Medicare Part D. If a plan qualifies, FSP FAS 106-2 requires plan sponsors to disclose the effect of the subsidy on the net periodic expense and the accumulated postretirement benefit obligation in their financial statements. Plan sponsors that initially elected to defer accounting for the effects of the subsidy are allowed the option of retroactive application to the date of enactment or prospective application from the date of adoption.

In the 2004 third quarter, Citigroup reflected the effects of the subsidy in its financial statements retroactive to January 1, 2004 in accordance with FSP FAS 106-2. The effect of adopting FSP FAS 106-2 is included in Note 9 to the Company’s Consolidated Financial Statements on page 124.

Accounting for Loan Commitments Accounted for as Derivatives

On April 1, 2004, the Company adopted the SEC’s Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments” (SAB 105), which specifies that servicing assets embedded in commitments for loans to be held-for-sale should be recognized only when the servicing asset has been contractually separated from the associated loans by sale or securitization. The impact of implementing SAB 105 across all of the Company’s business was a delay in recognition of $35 million pretax in the 2004 second quarter.

Profit Recognition on Bifurcated Hybrid Instruments

On January 1, 2004, Citigroup revised the application of Derivatives Implementation Group (DIG) Issue B6, “Embedded Derivatives: Allocating

the Basis of a Hybrid Instrument to the Host Contract of the Embedded Derivative.” In December 2003, the SEC staff gave a speech that clarified the accounting for derivatives embedded in financial instruments (“hybrid instruments”) to preclude the recognition of any profit on the trade date for hybrid instruments that must be bifurcated for accounting purposes. The trade-date revenue must instead be amortized over the life of the hybrid instrument. The impact of this change in application was an approximately $256 million pretax reduction in revenue, net of amortization, across all of the Company’s businesses during 2004. This revenue is recognized over the life of the transactions, which on average is approximately four years.

Related Party Transactions

The Company has related party transactions with certain of its subsidiaries and affiliates. These transactions, which are primarily short-term in nature, include cash accounts, collateralized financing transactions, margin accounts, derivative trading, charges for operational support and the borrowing and lending of funds and are entered into in the ordinary course of business.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50 percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. Citigroup will be required to adopt this interpretation as of January 1, 2007. The Company expects that the effect of adopting FIN 48 will result in an immaterial adjustment to 2007 opening retained earnings.

Leveraged Leases

On July 13, 2006, the FASB issued a Staff Position, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction” (FSP 13-2), which provides guidance regarding changes or projected changes in the timing of cash flows relating to income taxes generated by a leveraged lease transaction.

Leveraged leases can provide significant tax benefits principally related to the timing of tax payments to the lessor. Since changes in the timing and/or amount of these tax benefits may have a material effect on the cash flows of a lease transaction, a lessor, in accordance with FSP 13-2, will be required to perform a recalculation of a leveraged lease when there is a change or projected change in the timing of the realization of tax benefits generated by that lease. Currently, Citigroup does not recalculate the tax benefits if only the timing of cash receipts has changed.

The effective date of FSP 13-2 for Citigroup is January 1, 2007. Citigroup expects the cumulative effect of adopting FSP 13-2 to be a decrease to retained earnings of $152 million after-tax ($255 million pretax). This decrease to retained earnings will be reflected in earnings over the remaining lives of the leases as tax benefits are realized.

Fair Value Measurements (SFAS 157)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This standard defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. In addition, SFAS 157 precludes the use of block discounts and supercedes the guidance in EITF 02-3, which prohibited the recognition of day-1 gains on certain derivative trades when determining the fair value of instruments not traded in an active market. With the adoption of this standard, these changes will be reflected as a cumulative effect adjustment to the opening balance of retained earnings. The standard also requires Citigroup to reflect its own credit standing when measuring the fair value of debt it has issued that is carried at fair value, including derivatives, prospectively from the date of adoption.

SFAS 157 is effective for Citigroup’s fiscal year beginning January 1, 2008, with earlier adoption permitted for the Company’s fiscal year beginning January 1, 2007. The Company is currently evaluating the potential impact of adopting this standard.

Fair Value Option (SFAS 159)

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met.

SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. Citigroup is currently evaluating the potential impact of adopting this Standard.

Potential Amendments to Various Current Accounting Standards

The FASB is currently working on amendments to the existing accounting standards governing asset transfers and securitizations. Upon completion of this standard, the Company will need to reevaluate its accounting and disclosures. Due to the ongoing deliberations of the standard setters, the Company is unable to accurately determine the effect of future amendments or proposals at this time.

2. BUSINESS DEVELOPMENTS

U.K. Market Expansion

Egg

On January 29, 2007, the Company announced the agreement to acquire Egg Banking plc (Egg), the world’s largest pure online bank and one of the U.K.’s leading online financial services providers, from Prudential PLC for approximately $1.127 billion, subject to adjustments at closing. Egg has more than three million customers and offers various financial products and services including online payment and account aggregation services, credit cards, personal loans, savings accounts, mortgages, insurance, and investments. The transaction is subject to regulatory approvals and is expected to close before the end of the 2007 second quarter.

Quilter

On December 13, 2006, the Company announced the agreement to acquire Quilter, a U.K. wealth advisory firm with over $10.9 billion of assets under management, from Morgan Stanley. Quilter has more than 18,000 clients and 300 staff located in 10 offices throughout the U.K., Ireland and the Channel Islands. This transaction, which is subject to U.S. and local country regulatory approvals, is expected to close in the 2007 first quarter. Once closed, its business results will be included in Global Wealth Management.

Purchase of 20% Equity Interest in Akbank

On January 9, 2007, Citigroup purchased a 20% equity interest in Akbank for approximately $3.1 billion. Akbank, the second-largest privately owned bank by assets in Turkey, is a premier, full-service retail, commercial, corporate and private bank.

Sabanci Holding, a 34% owner of Akbank shares, and its subsidiaries have granted Citigroup a right of first refusal or first offer over the sale of any of their Akbank shares in the future. Subject to certain exceptions, including purchases from Sabanci Holding and its subsidiaries, Citigroup has agreed not to increase its percentage ownership in Akbank.

Strategic Investment and Cooperation Agreement with Guangdong Development Bank

On December 19, 2006, a Citigroup-led consortium acquired an 85.6% stake in Guangdong Development Bank (GDB). Citigroup’s share is 20% of GDB and its investment of approximately $725 million will be accounted for under the equity method.

In accordance with the parties’ agreement, Citigroup will have significant management influence at GDB to enhance GDB’s management team and corporate governance standards, instill operational and lending best practices, improve risk management and internal controls, upgrade GDB’s information technology infrastructure, and further develop GDB’s customer service and product offerings.

Central American Acquisitions

Grupo Cuscatlan

On December 13, 2006, Citigroup announced the agreement to acquire the subsidiaries of Grupo Cuscatlan for $1.51 billion in cash and stock from Corporacion UBC Internacional S.A. Grupo Cuscatlan is one of the leading financial groups in Central America, with total assets of $5.4 billion, total loans of $3.5 billion, and total deposits of $3.4 billion. Grupo Cuscatlan has operations in El Salvador, Guatemala, Costa Rica, Honduras and Panama. This acquisition is subject to U.S. and local country regulatory approvals and is expected to close later in the 2007 first quarter.

Grupo Financiero Uno

On October 27, 2006, Citigroup announced that it had reached a definitive agreement to acquire Grupo Financiero Uno (GFU), the largest credit card issuer in Central America, and its affiliates. The acquisition of GFU, with $2.1 billion in assets, will expand the presence of Citigroup’s Latin America consumer franchise, enhancing its credit card business in the region and establishing a platform for regional growth in Consumer Finance and Retail Banking.

GFU is privately held and has more than one million retail clients, representing 1.1 million credit card accounts, $1.2 billion in credit card receivables and $1.3 billion in deposits in Guatemala, El Salvador, Honduras, Nicaragua, Costa Rica and Panama. GFU operates a distribution network of 75 branches and more than 100 mini-branches and points of sale.

This acquisition, which is subject to regulatory approvals in the United States and each of the six countries, is anticipated to close later in the 2007 first quarter.

Acquisition of Federated Credit Card Portfolio and Credit Card Agreement with Federated Department Stores

In June 2005, Citigroup announced a long-term agreement with Federated Department Stores, Inc. (Federated) under which the companies partner to acquire and manage approximately $6.2 billion of Federated’s credit card receivables, including existing and new accounts, executed in three phases.

For the first phase, which closed in October 2005, Citigroup acquired Federated’s receivables under management, totaling approximately $3.3 billion. For the second phase, which closed in May 2006, additional Federated receivables totaling approximately $1.9 billion were transferred to Citigroup from the previous provider. For the final phase, in July 2006, Citigroup acquired the approximately $1.0 billion credit card receivable portfolio of The May Department Stores Company (May), which merged with Federated.

Citigroup paid a premium of approximately 11.5% to acquire these portfolios. The multi-year agreement also provides Federated the ability to participate in the portfolio performance, based on credit sales and certain other performance metrics.

The Federated and May credit card portfolios comprise a total of approximately 17 million active accounts.

Consolidation of Brazil’s CrediCard

In April 2006, Citigroup and Banco Itau dissolved their joint venture in CrediCard, a Brazilian consumer credit card business. In accordance with the dissolution agreement, Banco Itau received half of CrediCard’s assets and customer accounts in exchange for its 50% ownership, leaving Citigroup as the sole owner of CrediCard.

Acquisition of First American Bank

On March 31, 2005, Citigroup completed the acquisition of First American Bank in Texas (FAB). The transaction established Citigroup’s retail branch presence in Texas, giving Citigroup 106 branches, $4.2 billion in assets and approximately 120,000 new customers in the state at the time of the transaction’s closing. The results of FAB are included in the Consolidated Financial Statements from March 2005 forward.

Divestiture of CitiCapital’s Transportation Finance Business

On January 31, 2005, the Company completed the sale of CitiCapital’s Transportation Finance Business based in Dallas and Toronto to GE Commercial Finance for total cash consideration of approximately $4.6 billion. The sale resulted in an after-tax gain of $111 million ($161 million pretax).

Sale of Samba Financial Group

On June 15, 2004, the Company sold, for cash, its 20% equity investment in the Samba Financial Group (Samba, formerly known as the Saudi American Bank) to the Public Investment Fund, a Saudi public sector entity. Citigroup recognized an after-tax gain of $756 million ($1.168 billion pretax) on the sale during the 2004 second quarter. The gain was shared equally between Global Consumer and CIB.

Acquisition of KorAm Bank

On April 30, 2004, Citigroup completed its tender offer to purchase all the outstanding shares of KorAm Bank (KorAm) at a price of KRW 15,500 per share in cash. In total Citigroup has acquired 99.9% of KorAm’s outstanding shares for a total of KRW 3.14 trillion ($2.7 billion). The results of KorAm are included in the Consolidated Financial Statements from May 2004 forward. During the 2004 fourth quarter, KorAm was merged with the Citibank Korea branch to form Citibank Korea Inc.

Divestiture of Electronic Financial Services Inc.

During January 2004, the Company completed the sale for cash of Electronic Financial Services Inc. (EFS) for $390 million. EFS is a provider of government-issued benefits payments and prepaid stored-value cards used by state and federal government agencies, as well as of stored-value services for private institutions. The sale of EFS resulted in an after-tax gain of $180 million ($255 million pretax) in the 2004 first quarter.

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

3. DISCONTINUED OPERATIONS

Sale of the Asset Management Business

On December 1, 2005, the Company completed the sale of substantially all of its Asset Management Business to Legg Mason, Inc. (Legg Mason) in exchange for Legg Mason’s broker-dealer and capital markets businesses, $2.298 billion of Legg Mason’s common and preferred shares (valued as of the closing date), and $500 million in cash. This cash was obtained via a lending facility provided by Citigroup CIB business. The transaction did not include Citigroup’s asset management business in Mexico, its retirement services business in Latin America (both of which are included in International Retail Banking) or its interest in the CitiStreet joint venture (which is included in Smith Barney). The total value of the transaction at the time of closing was approximately $4.369 billion, resulting in an after-tax gain to Citigroup of approximately $2.082 billion ($3.404 billion pretax, which was reported in discontinued operations).

Concurrently, Citigroup sold Legg Mason’s capital markets business to Stifel Financial Corp. The business consisted of areas in which Citigroup already had full capabilities, including investment banking, institutional equity sales and trading, taxable fixed income sales and trading, and research. No gain or loss was recognized from this transaction. (The transactions described in these two paragraphs are referred to as the “Sale of the Asset Management Business.”)

In connection with this sale, Citigroup and Legg Mason entered into a three-year agreement under which Citigroup will continue to offer its clients Asset Management’s products, will become the primary retail distributor of the Legg Mason funds managed by Legg Mason Capital Management Inc., and may also distribute other Legg Mason products. These products will be offered primarily through Citigroup’s Global Wealth Management businesses, Smith Barney and Private Bank, as well as through Primerica and Citibank. The distribution of these products will be subject to applicable requirements of law and Citigroup’s suitability standards and product requirements.

Upon completion of the Sale of the Asset Management Business, Citigroup added 1,226 financial advisors in 124 branch offices to its Global Wealth Management Business.

On January 31, 2006, the Company completed the sale of its Asset Management Business within Bank Handlowy (an indirect banking subsidiary of Citigroup located in Poland) to Legg Mason. This transaction, which was originally part of the overall Asset Management Business sold to Legg Mason Inc. on December 1, 2005, was postponed due to delays in obtaining local regulatory approval. A gain from this sale of $18 million after-tax and minority interest ($31 million pretax and minority interest) was recognized in the 2006 first quarter within discontinued operations.

During March 2006, the Company sold 10.3 million shares of Legg Mason stock through an underwritten public offering. The net sale proceeds of $1.258 billion resulted in a pretax gain of $24 million in Alternative Investments.

In September 2006, the Company received from Legg Mason the final closing adjustment payment related to this sale. This payment resulted in an additional after-tax gain of $51 million ($83 million pretax), recorded in discontinued operations.

Results for all of the businesses included in the Sale of the Asset Management Business, including the gain, are reported as discontinued operations for all periods presented. Changes in the market value of the Legg Mason common and preferred shares since the closing of the transaction are included in the Consolidated Statement of Changes in Stockholders’ Equity within Accumulated other comprehensive income (net change in unrealized gains and losses on investment securities, net of taxes). Any effects on the Company’s current earnings related to these securities, such as dividend revenue, are included in the results of Alternative Investments.

The following is summarized financial information for discontinued operations, including cash flows, related to the Sale of the Asset Management Business:

In millions of dollars	2006	2005	2004
Total revenues, net of interest expense	$104	$4,599	$1,383
Income from discontinued operations	$(1)	$168	$203
Gain on sale	104	3,404	—
Provision for income taxes and minority interest, net of taxes	24	1,382	112
Income from discontinued operations, net of taxes	$79	$2,190	$91

In millions of dollars	2006	2005	2004
Cash flows from operating activities	$(1)	$(324)	$146
Cash flows from investing activities	34	256	(9)
Cash flows from financing activities	—	—	(163)
Net cash provided by (used in) discontinued operations	$33	$(68)	$(26)

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

Sale of the Life Insurance & Annuities Business

On July 1, 2005, the Company completed the sale of Citigroup’s Travelers Life & Annuity and substantially all of Citigroup’s international insurance businesses to MetLife, Inc. (MetLife). The businesses sold were the primary vehicles through which Citigroup engaged in the Life Insurance & Annuities Business.

Citigroup received $1.0 billion in MetLife equity securities and $10.830 billion in cash, which resulted in an after-tax gain of approximately $2.120 billion ($3.386 billion pretax), which was reported in discontinued operations.

This transaction encompassed Travelers Life & Annuity’s U.S. businesses and its international operations other than Citigroup’s life insurance business in Mexico (which is now included within International Retail Banking). International operations included wholly owned insurance companies in the United Kingdom, Belgium, Australia, Brazil, Argentina, and Poland; joint ventures in Japan and Hong Kong; and offices in China. This transaction also included Citigroup’s Argentine pension business. (The transaction described in the preceding three paragraphs is referred to as the “Sale of the Life Insurance & Annuities Business.”)

In connection with the Sale of the Life Insurance & Annuities Business, Citigroup and MetLife entered into 10-year agreements under which Travelers Life & Annuity and MetLife products will be made available through certain Citigroup distribution channels.

During the 2006 first quarter, $15 million of the total $657 million federal tax contingency reserve release was reported within discontinued operations as it related to the Life Insurance & Annuities Business sold to MetLife.

In July 2006, Citigroup recognized an $85 million after-tax gain from the sale of MetLife shares. This gain was reported within income from continuing operations in the Alternative Investments business.

In July 2006, the Company received the final closing adjustment payment related to this sale, resulting in an after-tax gain of $75 million ($115 million pretax), which was recorded in discontinued operations.

In addition, during the 2006 third quarter, a release of $42 million of deferred tax liabilities was reported within discontinued operations as it related to the Life Insurance & Annuities Business sold to MetLife.

Results for all of the businesses included in the Sale of the Life Insurance & Annuities Business are reported as discontinued operations for all periods presented.

Summarized financial information for discontinued operations, including cash flows, related to the Sale of the Life Insurance & Annuities Business is as follows:

In millions of dollars	2006	2005	2004
Total revenues, net of interest expense	$115	$6,128	$5,172
Income from discontinued operations	$28	$740	$1,243
Gain on sale	115	3,386	—
Provision (benefit) for income taxes	(23)	1,484	342
Income from discontinued operations, net of taxes	$166	$2,642	$901

In millions of dollars	2006	2005	2004
Cash flows from operating activities	$1	$(2,989)	$1,138
Cash flows from investing activities	75	2,248	(4,695)
Cash flows from financing activities	—	763	3,455
Net cash provided by (used in) discontinued operations	$76	$22	$(102)

The following is a summary of the assets and liabilities of discontinued operations related to the Sale of the Life Insurance & Annuities Business as of July 1, 2005, the date of the distribution:

In millions of dollars	July 1, 2005
Assets
Cash and due from banks	$158
Investments	48,860
Intangible assets	86
Other assets (1)	44,123
Total assets	$93,227
Liabilities
Federal funds purchased and securities loaned or sold under agreements to repurchase	$971
Other liabilities (2)	82,842
Total liabilities	$83,813

(1)	At June 30, 2005, other assets consisted of separate and variable accounts of $30,828 million, reinsurance recoverables of $4,048 million, and other of $9,247 million.
(2)	At June 30, 2005, other liabilities consisted of contractholder funds and separate and variable accounts of $66,139 million, insurance policy and claims reserves of $14,370 million, and other of $2,333 million.

In addition to the accounting policies outlined in Note 1 to the Consolidated Financial Statements on page 109, the following represents the policies specifically related to the Life Insurance & Annuities Business that was sold:

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

Combined Results for Discontinued Operations

Summarized financial information for the Life Insurance & Annuities Business, Asset Management Business, and TPC:

In millions of dollars	2006	2005	2004
Total revenues, net of interest expense	$219	$10,727	$6,555
Income from discontinued operations	$27	$908	$1,446
Gain on sale	219	6,790	—
Provision (benefit) for income taxes and minority interest, net of taxes	(43)	2,866	454
Income from discontinued operations, net of taxes	$289	$4,832	$992

Cash Flows from Discontinued Operations

In millions of dollars	2006	2005	2003
Cash flows from operating activities	$—	$(3,313)	$1,284
Cash flows from investing activities	109	2,504	(4,704)
Cash flows from financing activities	—	763	3,292
Net cash (used in) discontinued operations	$109	$(46)	$(128)

4. BUSINESS SEGMENTS

Citigroup is a diversified bank holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The Company’s activities are conducted through the Global Consumer, Corporate and Investment Banking, Global Wealth Management, and Alternative Investments business segments.

The Global Consumer segment includes a global, full-service consumer franchise delivering a wide array of banking, lending, insurance and investment services through a network of local branches, offices, and electronic delivery systems.

The businesses included in the Company’s Corporate and Investment Banking segment provide corporations, governments, institutions, and investors in approximately 100 countries with a broad range of banking and financial products and services.

The Global Wealth Management segment is composed of the Smith Barney Private Client businesses, Citigroup Private Bank and Citigroup Investment Research. Smith Barney provides investment advice, financial planning and brokerage services to affluent individuals, companies, and non-profits. Private Bank provides personalized wealth management services for high net worth clients.

The Alternative Investments segment manages capital on behalf of Citigroup (including the ownership of Legg Mason shares) and third-party clients across five asset classes, including private equity, hedge funds, real estate, structured products and managed futures.

Corporate/Other includes net treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications (eliminations), the results of discontinued operations, the cumulative effect of accounting changes and unallocated taxes.

The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements on page 109.

The following table presents certain information regarding the Company’s continuing operations by segment:

	Revenues, net of interest expense (1)			Provision (benefit) for income taxes (2)			Income (loss) from continuing operations before cumulative effect of accounting change (1) (2) (3) (4)			Identifiable assets at year end (5)
In millions of dollars, except identifiable assets in billions	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005
Global Consumer	$50,299	$48,245	$47,887	$4,666	$4,904	$5,592	$12,056	$10,897	$11,987	$702	$559
Corporate and Investment Banking	27,187	23,863	21,786	2,528	2,818	96	7,127	6,895	2,042	1,078	839
Global Wealth Management	10,177	8,684	8,529	703	715	659	1,444	1,244	1,209	66	63
Alternative Investments	2,901	3,430	1,703	706	950	398	1,276	1,437	768	12	13
Corporate/Other	(949)	(580)	(270)	(502)	(309)	(281)	(654)	(667)	48	26	20
Total	$89,615	$83,642	$79,635	$8,101	$9,078	$6,464	$21,249	$19,806	$16,054	$1,884	$1,494

(1)	Includes total revenues, net of interest expense, in the U.S. of $49.5 billion, $47.4 billion, and $47.1 billion; in Mexico of $6.1 billion, $5.3 billion, and $4.5 billion; and in Japan of $3.5 billion, $4.5 billion, and $4.3 billion in 2006, 2005, and 2004, respectively. Figures exclude Alternative Investments and Corporate/Other, which largely operate within the U.S.
(2)	The effective tax rates for 2006 reflect the impact of the resolution of the Federal Tax Audit and the New York Tax Audits.
(3)	Includes pretax provisions (credits) for credit losses and for benefits and claims in the Global Consumer results of $7.6 billion, $9.1 billion, and $8.1 billion; in the Corporate and Investment Banking results of $359 million, ($42) million, and ($975) million; and in the Global Wealth Management results of $24 million, $29 million, and ($5) million for 2006, 2005, and 2004, respectively. Corporate/Other recorded a pretax provision of $6 million and a pretax credit of ($2) million in 2006 and 2005, respectively. Includes pretax credit in the Alternative Investments results of ($13) million in 2006 and ($2) million in 2005.
(4)	For 2005, the Company recognized after-tax charges of $49 million for the cumulative effect of accounting change related to the adoption of FIN 47.
(5)	Approximately 38% of all identifiable assets at December 31, 2006 are related to foreign operations, compared to 39% at December 31, 2005.

5. INTEREST REVENUE AND EXPENSE

For the years ended December 31, 2006, 2005, and 2004, respectively, interest revenue and expense consisted of the following:

In millions of dollars	2006	2005 (1)	2004 (1)
Interest revenue
Loan interest, including fees (2)	$55,022	$47,083	$43,734
Deposits with banks	2,289	1,537	536
Federal funds sold and securities purchased under agreements to resell	14,199	9,790	5,022
Investments, including dividends	10,399	7,338	6,203
Trading account assets (3)	11,865	8,137	6,469
Other interest	2,657	2,031	1,657
Total interest revenue	$96,431	$75,916	$63,621
Interest expense
Deposits	$21,657	$13,502	$8,790
Trading account liabilities (3)	1,119	669	306
Short-term debt and other liabilities	22,257	14,597	7,551
Long-term debt	11,910	7,908	5,357
Total interest expense	$56,943	$36,676	$22,004
Net interest revenue	$39,488	$39,240	$41,617
Provision for loan losses	6,738	7,929	6,233
Net interest revenue after provision for loan losses	$32,750	$31,311	$35,384

(1)	Reclassified to conform to the current period’s presentation.
(2)	2006 includes a $(666) million reduction related to changes in consumer lending laws in Japan.
(3)	Interest expense on trading account liabilities of CIB is reported as a reduction of interest revenue for trading account assets.

6. COMMISSIONS AND FEES

Commissions and fees revenue includes charges to our customers for credit and bank cards, including transaction-processing fees and annual fees; advisory, and equity and debt underwriting services; lending and deposit-related transactions, such as loan commitments, standby letters of credit, and other deposit and loan servicing activities; investment management-related fees including brokerage services, and custody and trust services; insurance fees; and commissions.

The following table presents commissions and fees revenue for the years ended December 31:

In millions of dollars	2006	2005	2004
Credit cards and bank cards	$5,228	$4,498	$4,501
Investment banking	4,384	3,669	3,482
Smith Barney	2,958	2,326	2,228
CIB trading-related	2,464	2,295	1,998
Checking-related	1,033	997	1,026
Transaction services	859	739	729
Corporate finance	735	483	456
Loan servicing (1)	660	540	(188)
Primerica	399	374	351
Other consumer	514	754	924
Other CIB	243	346	374
Other	58	122	100
Total commissions and fees	$19,535	$17,143	$15,981

(1)	Includes fair value adjustments on mortgage servicing assets.

7. PRINCIPAL TRANSACTIONS REVENUE

Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. The following table presents principal transactions revenue for the years ended December 31:

In millions of dollars	2006	2005	2004
Fixed income (1)	$1,340	$2,094	$1,789
Equities (2)	1,980	585	(335)
Foreign exchange (3)	3,611	2,870	1,839
Commodities (4)	436	910	371
All other (5)	341	(16)	52
Total principal transactions revenue	$7,708	$6,443	$3,716

(1)	Includes revenues from government securities and corporate debt, municipal securities, preferred stock, mortgage securities, and other debt instruments. Also includes spot and forward trading of currencies and exchange-traded and over-the-counter (OTC) currency options, options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, credit derivatives, financial futures, OTC options, and forward contracts on fixed income securities.
(2)	Includes revenues from common and convertible preferred stock, convertible corporate debt, equity-linked notes, and exchange-traded and OTC equity options and warrants.
(3)	Includes revenues from foreign exchange spot, forward, option and swap contracts, as well as translation gains and losses.
(4)	Primarily includes the results of Phibro Inc., which trades crude oil, refined oil products, natural gas, and other commodities.
(5)	Includes mark-to-market on the interest-only strip related to the Company’s securitized credit card receivables.

8. INCENTIVE PLANS

The Company has adopted a number of equity compensation plans under which it administers stock options, restricted or deferred stock and stock purchase programs. The award programs are used to attract, retain and motivate officers, employees and non-employee directors, to compensate them for their contributions to the Company, and to encourage employee stock ownership. The plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is comprised entirely of independent non-employee directors. At December 31, 2006, approximately 316 million shares were authorized and available for grant under Citigroup’s stock incentive and stock purchase plans. In accordance with Citigroup practice, shares would be issued out of Treasury stock upon exercise or vesting.

The following compensation expense relates to the Company’s stock-based compensation programs as recorded during 2006, 2005 and 2004:

In millions of dollars	2006	2005	2004
SFAS 123(R) charges for January 2006 awards issued to retirement-eligible employees	$648	$—	$—
SFAS 123(R) charges for estimated awards granted through January 2007 to retirement-eligible employees	824	—	—
Option expense	129	137	281
Amortization of restricted and deferred stock awards (1)	1,565	1,766	1,515
Total	$3,166	$1,903	$1,796

(1)	Represents the amortization of the remaining unvested restricted and deferred stock awards granted to all employees prior to 2006. The 2006 period also includes amortization expense for awards granted to non-retirement-eligible employees in 2006. Also included is amortization of the forfeiture provision on stock awards.

Stock Award Programs

The Company, primarily through its Capital Accumulation Program (CAP), issues shares of Citigroup common stock in the form of restricted or deferred stock to participating officers and employees. For all stock award programs, during the applicable vesting period, the shares awarded cannot be sold or transferred by the participant, and the award is subject to cancellation if the participant’s employment is terminated. After the award vests, the shares become freely transferable (subject to the stock ownership commitment of senior executives). From the date of award, the recipient of a restricted stock award can direct the vote of the shares and receive dividend equivalents. Recipients of deferred stock awards receive dividend equivalents, but cannot vote.

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

CAP and certain other awards provide that participants who meet certain age and years of service conditions may continue to vest in all or a portion of the award without remaining employed by the Company during the entire vesting period, so long as they do not compete with Citigroup during that time. Beginning in 2006, awards to these retirement-eligible employees are recognized in the year prior to the grant in the same manner as cash incentive compensation is accrued. However, awards granted in January 2006 were required to be expensed in their entirety at the date of grant. Prior to 2006, such awards were recognized ratably over the stated vesting period. See Note 1 to the Consolidated Financial Statements on page 109 for the impact of adopting SFAS 123(R).

In 2003, special equity awards were issued to certain employees in the Corporate and Investment Banking, Global Wealth Management and Citigroup International businesses. These awards were fully vested in January 2006.

From 2003 to 2006, Citigroup granted restricted or deferred shares annually under the Citigroup Ownership Program (COP) to eligible employees. This program replaced the WealthBuilder, CitiBuilder, and Citigroup Ownership stock option programs. Under COP, employees are issued either restricted or deferred shares of Citigroup common stock that vest after three years. Unearned compensation expense associated with the stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period, except for those awards granted to retirement-eligible employees. The charge to income for awards made to retirement-eligible employees is accelerated based on the dates the retirement rules are met.

A summary of the status of Citigroup’s unvested stock awards as of December 31, 2006, and changes during the twelve months ended December 31, 2006, is presented below:

Unvested stock awards	Shares	Weighted average grant date fair value
Unvested at January 1, 2006	117,623,501	$44.12
Awards	66,162,677	$48.54
Cancellations	(7,885,387)	$47.58
Deletions	(391,663)	$47.25
Vestings	(48,536,363)	$39.56
Unvested at December 31, 2006	126,972,765	$47.94

The weighted average market value of the vestings during 2006 was approximately $47.33 per share.

As of December 31, 2006, there was $2.6 billion of total unrecognized compensation cost related to unvested stock awards net of the forfeiture provision. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Stock Option Programs

The Company has a number of stock option programs for its non-employee directors, officers and employees. Generally, since January 2005, stock options have been granted only to CAP participants who elect to receive stock options in lieu of restricted or deferred stock awards, and to non-employee directors who elect to receive their compensation in the form of a stock option grant. All stock options are granted on Citigroup common stock with exercise prices equal to the fair market value at the time of grant. Options granted since 2003 have six-year terms; directors’ options vest after two years and all other options granted since January 2005 typically vest 25% each year over four years. Options granted in 2004 and 2003 typically vest in thirds each year over three years, with the first vesting date occurring 17 months after the grant date. The sale of shares acquired through the exercise of employee stock options granted since January 2003 is restricted for a two-year period (and the shares are subject to the stock ownership commitment of senior executives thereafter). Prior to 2003, Citigroup options, including options granted since the date of the merger of Citicorp and Travelers Group, Inc., generally vested at a rate of 20% per year over five years, with the first vesting date occurring 12 to 18 months following the grant date. Certain options, mostly granted prior to January 1, 2003, permit an employee exercising an option under certain conditions to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months. An option may not be exercised using the reload method unless the market price on the date of exercise is at least 20% greater than the option exercise price.

To further encourage employee stock ownership, the Company’s eligible employees participated in WealthBuilder, CitiBuilder, or the Citigroup Ownership Program. Options granted under the WealthBuilder and the Citigroup Ownership programs vest over a five-year period, whereas options granted under the CitiBuilder program vest after five years. These options did not have a reload feature. Options have not been granted under these programs since 2002.

Information with respect to stock option activity under Citigroup stock option plans for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006			2005			2004
	Options	Weighted average exercise price	Intrinsic value per share	Options	Weighted average exercise price	Intrinsic value per share	Options	Weighted average exercise price	Intrinsic value per share
Outstanding, beginning of period	277,255,935	$40.27	$8.26	330,910,779	$39.28	$8.90	359,376,198	$37.07	$11.47
Granted-original	3,259,547	$48.87	—	5,279,863	47.45	—	27,520,987	49.05	—
Granted-reload	12,530,318	$52.30	—	3,013,384	48.85	—	12,725,607	49.99	—
Forfeited or exchanged	(14,123,110)	$45.57	3.36	(17,726,910)	44.29	2.33	(16,606,946)	43.27	3.82
Expired	(2,021,955)	$44.87	4.06	(2,572,189)	47.70	—	(1,635,927)	48.12	—
Exercised	(64,832,818)	$36.37	12.56	(41,648,992)	31.72	14.90	(50,469,140)	29.89	17.20
Outstanding, end of period	212,067,917	$41.87	$13.83	277,255,935	$40.27	$8.26	330,910,779	$39.28	$8.90
Exercisable at end of period	179,424,900			221,497,294			214,952,186

The following table summarizes the information about stock options outstanding under Citigroup stock option plans at December 31, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average contractual life remaining	Weighted average exercise price	Number exercisable	Weighted average exercise price
$7.77–$9.99	4,765	4.6 years	$7.77	4,765	$7.77
$10.00–$19.99	2,136,705	0.8 years	$19.14	2,135,513	$19.14
$20.00–$29.99	22,571,585	1.6 years	$22.98	22,514,416	$22.98
$30.00–$39.99	35,452,847	2.9 years	$33.07	33,492,489	$32.98
$40.00–$49.99	131,722,983	3.8 years	$46.22	110,938,800	$46.20
$50.00–$56.83	20,179,032	3.0 years	$52.45	10,338,917	$51.91
	212,067,917	3.3 years	$41.87	179,424,900	$40.83

As of December 31, 2006, there was $54.3 million of total unrecognized compensation cost related to stock options; this cost is expected to be recognized over a weighted average period of 11 months.

Stock Purchase Program

The Citigroup 2003 Stock Purchase Program, which was administered under the Citigroup 2000 Stock Purchase Plan, as amended, allowed eligible employees of Citigroup to enter into fixed subscription agreements to purchase shares in the future at the lesser of the market price on the first day of the offering period or at the market price at the end of the offering period. For the June 15, 2003 offering only, subject to certain limits, enrolled employees were permitted to make one purchase prior to end of the offering period. The purchase price of the shares was paid with accumulated payroll deductions plus interest. Shares of Citigroup’s common stock delivered under the Citigroup 2003 Stock Purchase Program were sourced from treasury shares. Offerings under the Citigroup 2003 Stock Purchase Program were made in June 2003 and to new employees in June 2004. The program ended in July 2005.

The following were the share prices under the Stock Purchase Program: The fixed price for the June 2003 offering was $44.10, and the fixed price for the June 2004 offering was $46.74. The market price at the end of the program was $46.50. The shares under the June 2003 offering were purchased at the offering price ($44.10), which was the market price at the start of the offering period. The shares under the June 2004 offering were purchased at the market price at the closing of the program ($46.50).

	2006	2005	2004
Outstanding subscribed shares at beginning of year	—	7,112,678	8,336,245
Subscriptions entered into	—	—	495,144 .
Shares purchased	—	(4,498,358)	(365,591)
Canceled or terminated	—	(2,614,320)	(1,353,120)
Outstanding subscribed shares at end of year	—	—	7,112,678

Fair Value Assumptions

SFAS 123(R) requires that reload options be treated as separate grants from the related original grants. Pursuant to the terms of currently outstanding reloadable options, upon exercise of an option, if employees use previously owned shares to pay the exercise price and surrender shares otherwise to be received for related tax withholding, they will receive a reload option covering the same number of shares used for such purposes, but only if the market price on the date of exercise is at least 20% greater than the option exercise price. Reload options vest after six months and carry the same expiration date as the option that gave rise to the reload grant. The exercise price of a reload grant is the fair market value of Citigroup common stock on the date the underlying option was exercised. Reload options are intended to encourage employees to exercise options at an earlier date and to retain the shares acquired. The result of this program is that employees generally will exercise options as soon as they are able and, therefore, these options have shorter expected lives. Shorter option lives result in lower valuations. However, such values are expensed more quickly due to the shorter vesting period of reload options. In addition, since reload options are treated as separate grants, the existence of the reload feature results in a greater number of options being valued. Shares received through option exercises under the reload program, as well as certain other options, are subject to restrictions on sale.

Additional valuation and related assumption information for Citigroup option plans is presented below. Since 2004, Citigroup has used a lattice-type model to value stock options.

For options granted during	2006	2005	2004
Weighted average per share fair value, at December 31	$6.59	$7.23	$6.82
Weighted averaged expected life
Original grants	4.57 yrs.	5.26 yrs.	4.54 yrs.
Reload grants	2.56 yrs.	3.29 yrs.	3.28 yrs.
Stock Purchase Program grants	N/A	N/A	1.07 yrs.
Valuation assumptions
Expected volatility	20.15%	25.06%	25.98%
Risk-free interest rate	4.60%	3.66%	2.84%
Expected dividend yield	3.95%	3.35%	2.96%
Expected annual forfeitures
Original and reload grants	7%	7%	7%
Stock Purchase Program grants	N/A	N/A	10%

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

The following tables summarize the components of net expense recognized in the Consolidated Statement of Income and the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s U.S. qualified pension plan, post retirement plans and significant plans outside the United States. The Company uses a December 31 measurement date for the U.S. plans as well as the plans outside the United States.

Net Expense

	Pension plans						Postretirement benefit plans
	U.S. plans (1)			Plans outside U.S.			U.S. plans			Plans outside U.S.
In millions of dollars	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Benefits earned during the year	$260	$257	$241	$164	$163	$147	$2	$2	$2	$21	$13	$14
Interest cost on benefit obligation	630	599	581	274	261	222	61	63	66	65	48	42
Expected return on plan assets	(845)	(806)	(750)	(384)	(315)	(251)	(13)	(14)	(16)	(78)	(49)	(38)
Amortization of unrecognized:
Net transition obligation	—	—	—	2	2	3	—	—	—	—	—	—
Prior service cost (benefit)	(19)	(24)	(25)	1	1	—	(4)	(4)	(4)	1	—	—
Net actuarial loss	185	161	105	51	69	60	8	13	8	8	1	1
Curtailment (gain) loss (2)	(80)	—	—	7	1	4	—	—	—	—	—	—
Net expense	$131	$187	$152	$115	$182	$185	$54	$60	$56	$17	$13	$19

(1)	The U.S. plans exclude nonqualified pension plans, for which the net expense was $51 million in 2006, $50 million in 2005, and $44 million in 2004.
(2)	In 2006, the Company announced that commencing January 1, 2008, the U.S. qualified pension plan would be frozen. Accordingly, no additional contributions would be credited to the cash balance plan for existing plan participants. However, employees still covered under the prior final pay plan will continue to accrue benefits.

The estimated net actuarial loss, prior service benefit and net transition obligation that will be amortized from Accumulated Other Comprehensive Income (Loss) into net expense in 2007 are $176 million, $(3) million and $2 million, respectively, for defined benefit pension plans. For postretirement plans, $15 million and $(3) million are expected to be amortized for the estimated net actuarial loss and prior service benefit, respectively.

Net Amount Recognized

	Pension plans				Postretirement benefit plans
	U.S. plans (1)		Plans outside U.S.		U.S. Plans		Plans outside U.S.
In millions of dollars at year end	2006	2005	2006	2005	2006	2005	2006	2005
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$10,984	$10,249	$4,552	$4,381	$1,161	$1,172	$669	$536
Benefits earned during the year	260	257	164	163	2	2	21	13
Interest cost on benefit obligation	630	599	274	261	61	63	65	48
Plan amendments	—	—	—	(2)	—	—	(1)	15
Actuarial loss (gain)	(147)	372	220	229	(67)	14	84	77
Benefits paid	(537)	(493)	(246)	(211)	(67)	(90)	(35)	(31)
Medicare Part D Subsidy	—	—	—	—	11	—	—	—
Acquisitions	—	—	27	76	—	—	2	—
Divestitures	—	—	(5)	—	—	—	—	—
Settlements	—	—	(15)	(45)	—	—	—	—
Curtailments	(81)	—	(1)	8	—	—	—	—
Foreign exchange impact	—	—	393	(308)	—	—	20	11
Projected benefit obligation at year end	$11,109	$10,984	$5,363	$4,552	$1,101	$1,161	$825	$669
Change in plan assets
Plan assets at fair value at beginning of year	$10,981	$10,379	$4,784	$4,190	$179	$193	$633	$393
Actual return on plan assets	1,468	916	605	678	26	18	160	85
Company contributions	20	179	382	379	37	58	223	168
Employee contributions	—	—	5	5	—	—	—	—
Acquisitions	—	—	18	75	—	—	—	—
Divestitures	—	—	(2)	—	—	—	—	—
Settlements	—	—	(16)	(46)	—	—	—	—
Benefits paid	(537)	(493)	(246)	(211)	(67)	(90)	(35)	(31)
Foreign exchange impact	—	—	376	(286)	—	—	3	18
Plan assets at fair value at year end	$11,932	$10,981	$5,906	$4,784	$175	$179	$984	$633
Reconciliation of prepaid (accrued) benefit cost and total amount recognized
Funded status of the plan at year-end	$823	$(3)	$543	$232	$(926)	$(982)	$159	$(36)
Unrecognized:
Net transition obligation	N/A	—	N/A	11	N/A	—	N/A	—
Prior service cost (benefit)	N/A	(109)	N/A	11	N/A	(21)	N/A	7
Net actuarial loss	N/A	2,613	N/A	799	N/A	191	N/A	37
Amounts recognized on the balance sheet consist of:
Benefit asset	$823	N/A	$908	N/A	$—	N/A	$355	N/A
Benefit liability	—	N/A	(365)	N/A	(926)	N/A	(196)	N/A
Prepaid benefit cost	N/A	$2,501	N/A	$1,176	N/A	$—	N/A	$68
Accrued benefit liability	N/A	—	N/A	(212)	N/A	(812)	N/A	(60)
Intangible asset	N/A	—	N/A	21	N/A	—	N/A	—
Amounts recognized in Accumulated other comprehensive income (loss):
Additional minimum pension liability	N/A	—	N/A	68	N/A	—	N/A	—
Net transition obligation	—	N/A	9	N/A	—	N/A	3	N/A
Prior service cost (benefit)	(10)	N/A	13	N/A	(17)	N/A	(1)	N/A
Net actuarial loss	1,577	N/A	817	N/A	103	N/A	45	N/A
Net amount recognized in equity—pretax	$1,567	N/A	$839	68	$86	N/A	$47	N/A
Net amount recognized on the balance sheet	$2,390	$2,501	$1,382	$1,053	$(840)	$(812)	$206	$8
Accumulated benefit obligation at year end	$10,982	$10,734	$4,846	$4,121	$1,101	$1,161	$825	$669

(1)	The U.S. plans exclude nonqualified unfunded pension plans, for which the aggregate projected benefit obligation was $660 million and $671 million, and the aggregate accumulated benefit obligation was $646 million and $648 million at December 31, 2006 and 2005, respectively. Accumulated other comprehensive income (loss) includes pretax charges of $133 million as a result of adopting SFAS 158 and $141 million related to an additional minimum liability adjustment for U.S. nonqualified plans at December 31, 2006 and 2005, respectively.

N/A	Not applicable.

At the end of 2006 and 2005 for both qualified and non-qualified plans, and both funded and unfunded plans, the aggregate projected benefit obligation (PBO), the aggregate accumulated benefit obligation (ABO), and the aggregate fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	PBO exceeds fair value of plan assets				ABO exceeds fair value of plan assets
	U.S. plans		Plans outside U.S.		U.S. plans		Plans outside U.S.
In millions of dollars at year end	2006	2005	2006	2005	2006	2005	2006	2005
Projected benefit obligation	$660	$11,655	$2,832	$1,613	$660	$671	$694	$691
Accumulated benefit obligation	646	11,382	2,517	1,419	646	648	632	634
Fair value of plan assets	—	10,981	2,467	1,337	—	—	447	493

Combined plan assets for the U.S. and non-U.S. pension plans, excluding U.S. non-qualified plans, exceeded the accumulated benefit obligations by $2.0 billion and $910 million at December 31, 2006 and December 31, 2005, respectively.

Assumptions

The discount rate and future rate of compensation assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Company’s plans are shown in the following table:

At year end	2006	2005
Discount rate
U.S. plans: (1)
Pension (2)	5.9%	5.6%
Postretirement	5.7	5.5
Plans outside the U.S.
Range	2.25 to 11.0	2.0 to 12.0
Weighted average	6.5	7.0
Future compensation increase rate
U.S. Plans (1)(3)	4.0	4.0
Plans outside the U.S.
Range	1.0 to 10.0	2.0 to 9.0
Weighted average	4.3	4.2

During the year	2006	2005
Discount rate
U.S. plans (1)
Pension (2)	5.6%	5.75%
Postretirement	5.5	5.5
Plan outside the U.S.
Range	2.0 to 12.0	2.0 to 10.0
Weighted average	7.0	5.3
Future compensation increase rate
U.S. Plans (1) (3)	4.0	4.0
Plans outside the U.S.
Range	2.0 to 9.0	1.5 to 9.0
Weighted average	4.2	2.9

(1)	Weighted average rates for the U.S. plans equal the stated rates.
(2)	At September 30, 2006, the discount rate was changed from 5.6% to 5.9% to reflect the remeasurement due to the pension plan curtailment.
(3)	Future compensation increase rate for small groups of grandfathered employees is 3.0% or 6.0%.

A one percentage-point change in the discount rates would have the following effects on pension expense:

	One percentage-point increase			One percentage-point decrease
In millions of dollars	2006	2005	2004	2006	2005	2004
Effect on pension expense for U.S. plans	$(100)	$(146)	$(140)	$120	$146	$140
Effect on pension expense for foreign plans	(52)	(68)	(260)	72	83	306

Assumed health care cost trend rates were as follows:

	2006	2005
Health care cost increase rate
U.S. plans
Following year	9.0%	10.0%
Ultimate rate to which cost increase is assumed to decline	5.0%	5.0%
Year in which the ultimate rate is reached	2011	2011

A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage- point increase		One percentage- point decrease
In millions of dollars	2006	2005	2006	2005
Effect on benefits earned and interest cost for U.S. plans	$5	$3	$(4)	$(3)
Effect on accumulated postretirement benefit obligation for U.S. Plans	79	54	(69)	(48)

Citigroup considers the expected rate of return to be a longer-term assessment of return expectations, based on each plan’s expected asset allocation, and does not anticipate changing this assumption annually unless there are significant changes in economic conditions or portfolio composition. Market performance over a number of earlier years is evaluated covering a wide range of economic conditions to determine whether there are sound reasons for projecting forward any past trends.

The expected long-term rates of return on assets used in determining the Company’s pension expense and postretirement expense are shown below:

	2006	2005
Rate of return on assets
U.S. plans (1)	8.0%	8.0%
Plans outside the U.S.:
Range	3.25% to 10.0%	3.25% to 10.0%
Weighted average	8.9%	6.6%

(1)	Weighted average rates for the U.S. plans equal the stated rates.

A one percentage-point change in the expected rates of return would have the following effects on pension expense:

	One percentage-point increase			One percentage-point decrease
In millions of dollars	2006	2005	2004	2006	2005	2004
Effect on pension expense for U.S. plans	$(110)	$(101)	$(94)	$110	$101	$94
Effect on pension expense for foreign plans	(61)	(45)	(118)	61	45	118

Plan Assets

Citigroup’s pension and postretirement plan asset allocation for the U.S. plans at the end of 2006 and 2005, and the target allocation for 2007 by asset category based on asset fair values are as follows:

	Target asset allocation	U.S. pension assets at December 31		U.S. postretirement assets at December 31
Asset Category	2007	2006	2005 (1)	2006	2005 (1)
Equity securities	15% to 40%	35%	44%	35%	44%
Debt securities	13.5 to 43.5	18	13	18	13
Real estate	6 to 12	7	5	7	5
Other investments	18 to 49.5	40	38	40	38
Total		100%	100%	100%	100%

(1)	Reclassified to conform to the current period’s presentation.

Equity securities in the U.S. pension plans include Citigroup common stock with a fair value of $141 million or 1.2% of plan assets and $122 million or 1.1% of plan assets at the end of 2006 and 2005, respectively.

Affiliated and third-party investment managers and affiliated advisors provide their respective services to Citigroup’s U.S. pension plans. Assets are rebalanced as the plan investment committee deems appropriate. Citigroup’s investment strategy with respect to its pension assets is to maintain a globally diversified investment portfolio across several asset classes targeting an annual rate of return of 8% that, when combined with Citigroup’s contributions to the plans, will maintain the plans’ ability to meet all required benefit obligations.

Citigroup’s pension and postretirement plans’ weighted average asset allocations for the non-U.S. plans and the actual ranges at the end of 2006 and 2005, and the weighted average target allocations for 2007 by asset category based on asset fair values are as follows:

	Non-U.S. pension plans
	Weighted average	Actual range		Weighted average
	Target asset allocation	at December 31		at December 31
Asset Category	2007	2006	2005	2006	2005
Equity securities	57.3%	0.0% to 79.6%	0.0% to 80.4%	57.8%	57.3%
Debt securities	39.4	0.0 to 100	0.0 to 96.0	36.2	37.9
Real estate	0.1	0.0 to 46.8	0.0 to 21.2	0.4	3.0
Other investments	3.2	0.0 to 100	0.0 to 100	5.6	1.8
Total	100%			100%	100%
	Non-U.S. postretirement plans
	Weighted average	Actual range		Weighted average
	Target asset allocation	at December 31		at December 31
Asset Category	2007	2006	2005	2006 (1)	2005 (1)
Equity securities	50.0%	0.0% to 50.0%	17.5% to 46.5%	44.6%	46.5%
Debt securities	32.5	0.0 to 85.0	43.0 to 82.5	41.4	43.0
Real estate	—	—	—	—	—
Other investments	17.5	0.0 to 17.5	0.0 to 10.5	14.0	10.5
Total	100%			100%	100%

(1)	The weighted average asset allocation is affected by the assets of one plan only, as the assets in the other postretirement plans are insignificant and do not affect the weighting.

Citigroup’s global pension and postretirement funds’ investment strategies are to invest in a prudent manner for the exclusive purpose of providing benefits to participants. The investment strategies are targeted to produce a total return that, when combined with Citigroup’s contributions to the funds, will maintain the funds’ ability to meet all required benefit obligations. Risk is controlled through diversification of asset types and investments in domestic and international equities, fixed income securities and cash. The target asset allocation in most locations outside the U.S. is 50% equities and 50% debt securities. These allocations may vary by geographic region and country depending on the nature of applicable obligations and various other regional considerations. The wide variation in the actual range of plan asset allocations for the funded non-U.S. plans is a result of differing local economic conditions. For example, in certain countries local law requires that all pension plan assets must be invested in fixed income investments, or in government funds, or in local country securities.

Contributions

As a result of new requirements in SFAS 158, Citigroup’s revised pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements rather than to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under ERISA, if appropriate, to its tax and cash position and the plan’s funded position. At December 31, 2006, there were no minimum required contributions, and no discretionary or non-cash contributions are currently planned. Discretionary contributions in 2007 for the non-U.S. pension plans are anticipated to be approximately $123 million. For 2007, there are no expected or required contributions for the U.S. postretirement benefit plans and $0.4 million of contributions are expected for the non-U.S. postretirement benefit plans. These estimates are subject to change, since contribution decisions are affected by various factors, such as market performance and regulatory requirements; in addition, management has the ability to change funding policy.

Estimated Future Benefit Payments

The Company expects to pay the following estimated benefit payments in future years:

	U.S. plans	Plans outside U.S.
In millions of dollars	Pension benefits	Pension benefits	Postretirement benefits
2007	$644	$234	$31
2008	682	232	33
2009	709	245	35
2010	738	261	36
2011	766	279	39
2012-2016	4,358	1,686	238

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act of 2003”) was enacted. The Act of 2003 established a prescription drug benefit under Medicare known as “Medicare Part D,” and a federal subsidy to sponsors of U.S. retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The benefits provided to certain participants are at least actuarially equivalent to Medicare Part D and, accordingly, the Company is entitled to a subsidy.

With respect to this, Citigroup adopted FSP FAS 106-2 retroactive to the beginning of 2004. The expected subsidy reduced the accumulated postretirement benefit obligation (APBO) by approximately $154 million and $130 million as of January 1, 2006 and 2005, respectively, and the 2006 and 2005 postretirement expense by approximately $24 million and $19 million, respectively, for all of the postretirement welfare plans for 2006 and 2005.

The following table shows the estimated future benefit payments without the effect of the subsidy and the amounts of the expected subsidy in future years.

	Expected U.S. postretirement benefit payments
In millions of dollars	Before Medicare Part D Subsidy	Medicare Part D Subsidy
2007	$113	$12
2008	114	13
2009	115	13
2010	114	13
2011	114	13
2012–2016	$513	$66

Citigroup 401(k)

Under the Citigroup 401(k) plan, eligible employees receive matching contributions of up to 3% of their compensation, subject to an annual maximum of $1,500, invested in the Citigroup common stock fund. The pretax expense associated with this plan amounted to approximately $77 million in 2006, $70 million in 2005, and $69 million in 2004.

In connection with the announced changes to the U.S. qualified pension plan, the Company will increase its contributions to the Citigroup 401(k) plan. Beginning in 2008, the eligible employees will receive a matching contribution of up to 6% of their compensation and a fixed contribution of 2% of their total compensation.

10. INCOME TAXES

In millions of dollars	2006	2005	2004
Current
Federal	$3,850	$3,908	$3,879
Foreign	3,963	4,507	3,055
State	198	844	739
Total current income taxes	$8,011	$9,259	$7,673
Deferred
Federal	$(579)	$40	$(1,307)
Foreign	514	(104)	397
State	155	(117)	(299)
Total deferred income taxes	$90	$(181)	$(1,209)
Provision for income tax on continuing operations before minority interest (1)	$8,101	$9,078	$6,464
Provision for income tax on discontinued operations	(46)	2,866	445
Provision (benefit) for income taxes on cumulative effect of accounting changes	—	(31)	—
Income tax expense (benefit) reported in stockholders' equity related to:
Foreign currency translation	52	119	146
Securities available for sale	271	(1,234)	48
Employee stock plans	(607)	(463)	(474)
Cash flow hedges	(406)	194	(270)
Pension liability adjustments	(1,033)	(69)	—
Income taxes before minority interest	$6,332	$10,460	$6,359

(1)	Includes the effect of securities transactions resulting in a provision of $627 million in 2006, $687 million in 2005 and $291 million in 2004.

The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate applicable to income from continuing operations (before minority interest and the cumulative effect of accounting changes) for the years ended December 31 was as follows:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.6	1.6	1.4
Foreign income tax rate differential	(4.2)	(3.3)	(4.5)
Audit settlements (2)	(2.8)	(0.2)	(1.3)
Tax advantaged investments	(1.8)	(1.5)	(1.6)
Other, net	(0.5)	(0.8)	(0.6)
Effective income tax rate	27.3%	30.8%	28.4%

(2)	For 2006, relates to the resolution of the Federal and New York Tax Audits.

Deferred income taxes at December 31 related to the following:

In millions of dollars	2006	2005
Deferred tax assets
Credit loss deduction	$2,497	$2,597
Deferred compensation and employee benefits	3,190	1,163
Restructuring and settlement reserves	2,410	3,194
Unremitted foreign earnings	3,638	2,635
Interest-related items	604	839
State tax loss carryforwards	—	16
Other deferred tax assets	2,111	1,912
Gross deferred tax assets	$14,450	$12,356
Valuation allowance	—	16
Deferred tax assets after valuation allowance	$14,450	$12,340
Deferred tax liabilities
Investments	$(1,738)	$(1,294)
Deferred policy acquisition costs and value of insurance in force	(715)	(700)
Leases	(2,195)	(2,308)
Fixed assets	(1,201)	(1,319)
Intangibles	(1,600)	(808)
Other deferred tax liabilities	(2,314)	(2,349)
Gross deferred tax liabilities	$(9,763)	$(8,778)
Net deferred tax asset	$4,687	$3,562

Foreign pre-tax earnings approximated $11.8 billion in 2006, $10.6 billion in 2005, and $10.5 billion in 2004. As a U.S. corporation, Citigroup and its U.S. subsidiaries are subject to U.S. taxation currently on all foreign pre-tax earnings earned by a foreign branch. Pre-tax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2006, $14.7 billion of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes (net of U.S. foreign tax credits) of $4.4 billion would have to be provided if such earnings were remitted currently. The current year’s effect on the income tax expense from continuing operations is included in the “Foreign income tax rate differential” line in the reconciliation of the federal statutory rate to the Company’s effective income tax rate on the previous page.

The Homeland Investment Act provision of the American Jobs Creation Act of 2004 (“2004 Tax Act”) provided companies with a one-time 85% reduction in the U.S. net tax liability on cash dividends paid by foreign subsidiaries in 2005, to the extent that they exceed a baseline level of dividends paid in prior years. In 2005, the Company recognized a tax benefit of $198 million in continuing operations, net of the impact of remitting income earned in 2005 and prior years that would have been indefinitely invested overseas.

Income taxes are not provided for on the Company’s “savings bank base year bad debt reserves” that arose before 1988 because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2006, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $125 million).

There was a $16 million decrease in the valuation allowance related to deferred state tax assets in 2006, and as a result, there is no valuation allowance at December 31, 2006.

Management believes that the realization of the recognized net deferred tax asset of $4,687 million is more likely than not based on existing carryback ability and expectations as to future taxable income in the jurisdictions in which it operates. The Company, which has a history of consistent earnings, has reported pre-tax financial statement income from continuing operations of approximately $27 billion, on average, over the last three years.

11. EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31:

In millions, except per share amounts	2006	2005	2004
Income from continuing operations before cumulative effect of accounting change	$21,249	$19,806	$16,054
Discontinued operations	289	4,832	992
Cumulative effect of accounting change	—	(49)	—
Preferred dividends	(64)	(68)	(68)
Income available to common stockholders for basic EPS	21,474	24,521	16,978
Effect of dilutive securities	—	—	—
Income available to common stockholders for diluted EPS	$21,474	$24,521	$16,978
Weighted average common shares outstanding applicable to basic EPS	4,887.3	5,067.6	5,107.2
Effect of dilutive securities:
Options	27.2	33.6	44.3
Restricted and deferred stock	71.6	59.2	55.9
Adjusted weighted average common shares outstanding applicable to diluted EPS	4,986.1	5,160.4	5,207.4
Basic earnings per share
Income from continuing operations before cumulative effect of accounting change	$4.33	$3.90	$3.13
Discontinued operations	0.06	0.95	0.19
Cumulative effect of accounting change	—	(0.01)	—
Net income	$4.39	$4.84	$3.32
Diluted earnings per share
Income from continuing operations before cumulative effect of accounting change	$4.25	$3.82	$3.07
Discontinued operations	0.06	0.94	0.19
Cumulative effect of accounting change	—	(0.01)	—
Net income	$4.31	$4.75	$3.26

During 2006, 2005 and 2004, weighted average options of 69.1 million, 99.2 million, and 98.4 million shares, respectively, with weighted average exercise prices of $49.98, $49.44, and $49.60 per share, respectively, were excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common stock.

12. FEDERAL FUNDS, SECURITIES BORROWED, LOANED, AND SUBJECT TO REPURCHASE AGREEMENTS

Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at December 31:

In millions of dollars at year end	2006	2005
Federal funds sold	$33	$30
Securities purchased under agreements to resell	120,603	119,377
Deposits paid for securities borrowed	162,181	98,057
Total	$282,817	$217,464

Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at December 31:

In millions of dollars at year end	2006	2005
Federal funds purchased	$18,316	$9,821
Securities sold under agreements to repurchase	270,542	198,730
Deposits received for securities loaned	60,377	33,841
Total	$349,235	$242,392

The resale and repurchase agreements represent collateralized financing transactions used to generate net interest income and facilitate trading activity. These instruments are collateralized principally by government and government agency securities and generally have terms ranging from overnight to up to a year. It is the Company’s policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or reduction in the balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Resale agreements and repurchase agreements are reported net by counterparty, when applicable, pursuant to FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements” (FIN 41). Excluding the impact of FIN 41, resale agreements totaled $165.7 billion and $230.8 billion at December 31, 2006 and 2005, respectively.

Deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash advanced or received and are collateralized principally by government and government agency securities, corporate debt and equity securities. Securities borrowed transactions require the Company to deposit cash with the lender. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and securities loaned daily, and additional collateral is obtained as necessary. Securities borrowed and securities loaned are reported net by counterparty, when applicable, pursuant to FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (FIN 39).

13. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

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

Brokerage receivables and brokerage payables, which arise in the normal course of business, consisted of the following at December 31:

In millions of dollars	2006	2005
Receivables from customers	$27,408	$29,394
Receivables from brokers, dealers, and clearing organizations	17,037	13,429
Total brokerage receivables	$44,445	$42,823
Payables to customers	$46,185	$46,184
Payables to brokers, dealers, and clearing organizations	38,934	24,810
Total brokerage payables	$85,119	$70,994

14. TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, at fair value, consisted of the following at December 31:

In millions of dollars	2006	2005
Trading account assets
U.S. Treasury and federal agency securities	$44,661	$38,771
State and municipal securities	17,358	17,856
Foreign government securities	33,057	21,266
Corporate and other debt securities	93,891	60,137
Derivatives (1)	49,541	47,414
Equity securities	92,518	64,553
Mortgage loans and collateralized mortgage securities	37,104	27,852
Other	25,795	17,971
Total trading account assets	$393,925	$295,820
Trading account liabilities
Securities sold, not yet purchased	$71,083	$59,780
Derivatives (1)	74,804	61,328
Total trading account liabilities	$145,887	$121,108

(1)	Pursuant to master netting agreements.

In determining the fair value of our trading portfolio, management also reviews the length of time trading positions have been held to identify aged inventory. During 2006, the monthly average aged trading inventory designated as available-for-immediate-sale was approximately $12.8 billion compared with $8.8 billion in 2005. Inventory positions that are both aged and whose values are unverified amounted to $1.1 billion compared to $1.0 billion at December 31, 2006 and 2005, respectively. The fair value of aged-inventory is actively monitored and, when appropriate, is discounted to reflect the implied illiquidity for positions that have been available-for-immediate-sale for longer than 90 days. At December 31, 2006 and 2005, such valuation adjustments amounted to $129 million and $96 million, respectively.

15. INVESTMENTS

In millions of dollars	2006	2005
Fixed income securities, substantially all available-for-sale at fair value	$254,107	$163,177
Equity securities	19,447	17,212
Short-term and other	37	208
Total	$273,591	$180,597

The amortized cost and fair value of investments in fixed income and equity securities at December 31, 2006 and December 31, 2005 were as follows:

	2006				2005
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed income securities held to maturity (1)	$1	$—	$—	$1	$2	$—	$—	$2
Fixed income securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. Federal agencies	82,443	262	292	82,413	13,157	42	262	12,937
U.S. Treasury and Federal agencies	24,872	12	353	24,531	28,448	18	432	28,034
State and municipal	15,152	512	10	15,654	13,090	512	21	13,581
Foreign government	73,943	567	727	73,783	67,823	439	388	67,874
U.S. corporate	32,311	381	237	32,455	25,050	312	307	25,055
Other debt securities	25,071	262	63	25,270	15,665	74	45	15,694
Total fixed income securities available-for-sale (2)	$253,793	$1,996	$1,682	$254,107	$163,235	$1,397	$1,455	$163,177
Equity securities (3)	$17,121	$2,848	$522	$19,447	$14,392	$2,987	$167	$17,212

(1)	Recorded at amortized cost.
(2)	Includes fixed income securities, held to maturity.
(3)	Includes non-marketable equity securities carried at fair value of $15.466 billion and $11.175 billion at December 31, 2006 and 2005, respectively. The related gross unrealized gains and losses, which were recognized in earnings, were $1.619 billion and $263 million as of December 31, 2006, respectively, and $1.165 billion and $146 million as of December 31, 2005, respectively.

At December 31, 2006, the cost of approximately 5,000 investments in equity and fixed income securities exceeded their fair value by $1.941 billion. Of the $1.941 billion, the gross unrealized loss on equity securities was $259 million. Of the remainder, $434 million represents fixed income investments that have been in a gross unrealized loss position for less than a year, and of these 97% are rated investment grade; $1,248 million represents fixed income investments that have been in a gross unrealized loss position for a year or more, and of these 96% are rated investment grade.

Management has determined that the unrealized losses on the Company’s investments in equity and fixed income securities at December 31, 2006 are temporary in nature. The Company conducts periodic reviews to identify and evaluate investments that have indications of possible impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. The Company’s review for impairment generally entails:

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

The table below shows the fair value of investments in fixed income and equity securities that are available-for-sale and that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of December 31, 2006 and 2005:

	Less than 12 months		12 months or longer		Total
In millions of dollars at year end	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
2006:
Fixed income securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. federal agencies	$26,817	$53	$4,172	$239	$30,989	$292
U.S. Treasury and federal agencies	14,755	42	4,562	311	19,317	353
State and municipal	1,500	10	42	—	1,542	10
Foreign government	29,385	288	6,888	439	36,273	727
U.S. corporate	1,208	9	1,946	228	3,154	237
Other debt securities	4,389	32	1,024	31	5,413	63
Total fixed income securities available-for-sale	$78,054	$434	$18,634	$1,248	$96,688	$1,682
Equity securities	$830	$257	$27	$2	$857	$259
2005:
Fixed income securities available-for-sale (1)
Mortgage-backed securities, principally obligations of U.S. federal agencies	$7,242	$69	$1,437	$193	$8,679	$262
U.S. Treasury and federal agencies	20,697	71	4,356	361	25,053	432
State and municipal	2,205	21	12	—	2,217	21
Foreign government	20,124	186	12,074	202	32,198	388
U.S. corporate	1,542	32	903	275	2,445	307
Other debt securities	3,276	26	1,281	19	4,557	45
Total fixed income securities available-for-sale	$55,086	$405	$20,063	$1,050	$75,149	$1,455
Equity securities	$229	$16	$34	$5	$263	$21

(1)	Reclassified to conform to current period’s presentation.

The following table presents the amortized cost, fair value, and average yield on amortized cost of fixed income securities by contractual maturity dates as of December 31, 2006:

In millions of dollars	Amortized Cost	Fair Value	Yield
U.S. Treasury and federal agencies (1)
Due within 1 year	$8,991	$8,931	4.30%
After 1 but within 5 years	9,895	9,685	4.42
After 5 but within 10 years	5,291	5,218	5.44
After 10 years (2)	71,772	71,692	5.98
Total	$95,949	$95,526	5.63%
State and municipal
Due within 1 year	$82	$77	6.10%
After 1 but within 5 years	161	169	5.59
After 5 but within 10 years	958	996	6.26
After 10 years (2)	13,951	14,412	4.80
Total	$15,152	$15,654	4.91%
All other (3)
Due within 1 year	$34,800	$36,070	4.86%
After 1 but within 5 years	50,478	49,858	5.82
After 5 but within 10 years	13,233	12,955	5.68
After 10 years (2)	44,181	44,044	5.21
Total	$142,692	$142,927	5.38%
Total fixed income securities	$253,793	$254,107	5.45%

(1)	Includes mortgage-backed securities of U.S. federal agencies.
(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)	Includes foreign government, U.S. corporate, asset-backed securities issued by U.S. corporations, and other debt securities. Yields reflect the impact of local interest rates prevailing in countries outside the U.S.

The following table presents interest and dividends on investments:

In millions of dollars	2006	2005 (1)	2004 (1)
Taxable interest	$9,155	$6,546	$5,710
Interest exempt from U.S. federal income tax	660	500	412
Dividends	584	292	81
Total interest and dividends	$10,399	$7,338	$6,203

(1)	Reclassified to conform with the current period’s presentation.

The following table represents realized gains and losses from sales of investments:

In millions of dollars	2006	2005	2004
Gross realized investment gains	$2,119	$2,275	$1,456
Gross realized investment losses	(328)	(313)	(623)
Net realized gains	$1,791	$1,962	$833

16. LOANS

In millions of dollars at year end	2006	2005
Consumer
In U.S. offices
Mortgage and real estate	$225,944	$192,108
Installment, revolving credit, and other	131,399	127,789
Lease financing	4,743	5,095
	$362,086	$324,992
In offices outside the U.S.
Mortgage and real estate (2)	$44,457	$39,619
Installment, revolving credit, and other (2)	105,393	89,559
Lease financing	960	866
	$150,810	$130,044
	$512,896	$455,036
Net unearned income (2)	25	(416)
Consumer loans, net of unearned income	$512,921	$454,620
Corporate
In U.S. offices
Commercial and industrial (3)	$27,437	$22,081
Lease financing	2,101	1,952
Mortgage and real estate (1)	168	29
	$29,706	$24,062
In offices outside the U.S.
Commercial and industrial (3)	$105,872	$80,116
Mortgage and real estate (1)	5,334	5,206
Loans to financial institutions	21,827	16,889
Lease financing	2,024	2,082
Governments and official institutions	1,857	882
	$136,914	$105,175
	$166,620	$129,237
Net unearned income	(349)	(354)
Corporate loans, net of unearned income	$166,271	$128,883

(1)	Loans secured primarily by real estate.
(2)	Reclassified to conform to current year’s presentation.
(3)	Includes loans not otherwise separately categorized.

Included in the previous loan table are lending products whose terms may give rise to additional credit issues. Credit cards with below-market introductory interest rates, multiple loans supported by the same collateral (e.g., home equity loans), or interest-only loans are examples of such products. However, these products are not material to Citigroup’s financial position and are closely managed via credit controls that mitigate their additional inherent risk.
Impaired loans are those on which Citigroup believes it is probable that it will not collect all amounts due according to the contractual terms of the loan. This excludes smaller-balance homogeneous loans that are evaluated collectively for impairment, and are carried on a cash basis. Valuation allowances for these loans are estimated considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs.

The following table presents information about impaired loans:

In millions of dollars at year end	2006	2005	2004
Impaired corporate loans	$458	$925	$1,854
Other impaired loans (1)	360	327	934
Total impaired loans (2)	$818	$1,252	$2,788
Impaired loans with valuation allowances	$439	$919	$1,847
Total valuation allowances (3)	122	238	431
During the year
Average balance of impaired loans	$767	$1,432	$2,215
Interest income recognized on impaired loans	$63	$99	$175

(1)	Primarily commercial market loans managed by the Consumer business.
(2)	Excludes loans purchased for investment purposes.
(3)	Included in the allowance for loan losses.

In addition, included in the loan table are purchased distressed loans, which are loans that have evidenced credit deterioration subsequent to origination but prior to acquisition by Citigroup. In conforming to the requirements of Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3), which became effective in 2005, these purchased loans were reclassified from other assets to loans.

In accordance with SOP 03-3, the difference between the total expected cash flows for these loans and the initial recorded investments must be recognized in income over the life of the loans using a level yield. Accordingly, these loans have been excluded from the impaired loan information presented above. In addition, per the Statement of Position, subsequent decreases to the expected cash flows for a purchased distressed loan require a build of an allowance so the loan retains its level yield. However, increases in the expected cash flows are first recognized as a reduction of any previously established allowance and then recognized as income prospectively over the remaining life of the loan by increasing the loan’s level yield. Where the expected cash flow cannot be estimated, the purchased distressed loan is accounted for under the cost recovery method.

The carrying amount of the purchased distressed loan portfolio at December 31, 2006 was $949 million net of an allowance of $59 million.

The changes in the accretable yield, related allowance and carrying amount net of accretable yield for 2006 are as follows:

In millions of dollars	Accretable yield	Carrying amount of loan receivable	Allowance
Beginning balance	$109	$1,094	$34
Purchases (1)	48	403
Disposals/payments received	(27)	(671)
Accretion	(131)	131
Builds (reductions) to the allowance	—	(8)	25
Increase to expected cash flow	72	—
Balance, December 31, 2006 (2)	$71	$949	$59

(1)	The balance reported in the column “Carrying amount of loan receivable consists of $160 million of purchased loans accounted for under the level-yield method and $243 million under the cost recovery method. These balances represent the fair value of these loans at their acquisition date. The related total expected cash flows for the level-yield loans was $208 million at their acquisition date. The balance reported in the “Accretable yield” column includes the effects from an increase in the expected cash flows of $72 million.
(2)	The balance reported in the column “Carrying amount of loan receivable” consists of $557 million of loans accounted under the level-yield method and $392 million accounted for under the cost recovery method.

17. ALLOWANCE FOR CREDIT LOSSES

In millions of dollars	2006	2005	2004
Allowance for loan losses at beginning of year	$9,782	$11,269	$12,643
Additions
Consumer provision for credit losses	6,636	8,224	7,205
Corporate provision for credit losses	102	(295)	(972)
Total provision for credit losses	$6,738	$7,929	$6,233
Deductions
Consumer credit losses	$9,227	$10,586	$10,241
Consumer credit recoveries	(1,965)	(1,903)	(1,770)
Net consumer loan losses	$7,262	$8,683	$8,471
Corporate credit losses	$314	$375	$632
Corporate credit recoveries (1)	(232)	(652)	(502)
Net corporate credit losses (recoveries)	$82	$(277)	$130
Other, net (2)	$(236)	$(1,010)	$994
Allowance for loan losses at end of year	$8,940	$9,782	$11,269
Allowance for credit losses on unfunded lending commitments at beginning of year (3)	$850	$600	$600
Provision for unfunded lending commitments	$250	$250	$—
Allowance for credit losses on unfunded lending commitments at end of year (3)	$1,100	$850	$600
Total allowance for credit losses	$10,040	$10,632	$11,869

(1)	Collections from credit default swaps are included in Principal Transactions on the Consolidated Statement of Income.
(2)	2006 primarily includes reductions to the loan loss reserve of $429 million related to securitizations and portfolio sales and the addition of $84 million related to the acquisition of the Credicard portfolio. 2005 primarily includes reductions to the loan loss reserve of $584 million related to securitizations and portfolio sales, a reduction of $110 million related to purchase accounting adjustments from the KorAm acquisition, and a reduction of $90 million from the sale of CitiCapital’s transportation portfolio. 2004 primarily includes the addition of $715 million of loan loss reserves related to the acquisition of KorAm Bank and the addition of $148 million of loan loss reserves related to the acquisition of WMF.
(3)	Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

18. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in goodwill during 2006 and 2005 were as follows:

In millions of dollars	Goodwill
Balance at December 31, 2004	$31,992
Legg Mason acquisition	716
FAB acquisition	612
ABN AMRO Custody acquisition	62
UNISEN acquisition	57
Purchase accounting adjustments—KorAm acquisition	(110)
Disposition of Life Insurance and Annuities	(291)
Disposition of CitiCapital Transportation Finance	(119)
Foreign exchange translation and other	211
Balance at December 31, 2005	$33,130
Purchase accounting adjustment—Legg Mason acquisition	$24
Purchase accounting adjustment—FAB acquisition	19
Consolidation of Credicard business	223
Purchase accounting adjustment—UNISEN acquisition	(8)
Sale of New York branches	(23)
Foreign exchange translation and other	50
Balance at December 31, 2006	$33,415

The changes in goodwill by segment during 2006 and 2005 were as follows:

In millions of dollars	Global Consumer	Corporate and Investment Banking	Global Wealth Management	Corporate/ Other	Total
Balance at December 31, 2004 (1)	$25,299	$5,817	$495	$381	$31,992
Goodwill acquired during 2005	612	119	716	—	1,447
Goodwill disposed during 2005	(119)	—	—	(291)	(410)
Other (1) (2)	272	1	(82)	(90)	101
Balance at December 31, 2005 (1)	$26,064	$5,937	$1,129	$—	$33,130
Goodwill acquired during 2006	$270	$4	$—	$—	$274
Goodwill disposed during 2006	(61)	—	—	—	(61)
Other (2)	(143)	224	(9)	—	72
Balance at December 31, 2006	$26,130	$6,165	$1,120	$—	$33,415

(1)	Reclassified to conform to the current period’s presentation.
(2)	Other changes in goodwill primarily reflects foreign exchange effects on non-dollar-denominated goodwill, as well as purchase accounting adjustments.

During 2006 and 2005 no goodwill was written off due to impairment.

Intangible Assets

The components of intangible assets were as follows:

	December 31, 2006			December 31, 2005
In millions of dollars	Gross carrying amount	Accumulated amortization (1)	Net carrying amount	Gross carrying amount	Accumulated amortization (1)	Net carrying amount
Purchased credit card relationships	$8,391	$3,512	$4,879	$7,541	$2,929	$4,612
Mortgage servicing rights (1)	N/A	N/A	N/A	8,808	4,469	4,339
Core deposit intangibles	1,223	489	734	1,248	424	824
Other customer relationships	1,044	655	389	1,065	596	469
Present value of future profits	428	247	181	429	229	200
Other (2)	4,445	805	3,640	4,455	647	3,808
Total amortizing intangible assets	$15,531	$5,708	$9,823	$23,546	$9,294	$14,252
Indefinite-lived intangible assets			639			497
Intangible assets carried at fair value	$5,439	—	$5,439	N/A	N/A	N/A
Total intangible assets	$20,970	$5,708	$15,901	$23,546	$9,294	$14,749

(1)	In connection with the adoption of SFAS 156 on January 1, 2006, the Company elected to subsequently account for MSRs at fair value with the related changes reported in earnings during the respective period. Accordingly, the Company no longer amortizes servicing assets over the period of estimated net servicing income. Prior to the adoption of SFAS 156, accumulated amortization of mortgage servicing rights included the related valuation allowance.
(2)	Includes contract-related intangible assets.

N/A Not Applicable.

The intangible assets recorded during 2006 and their respective amortization periods are as follows:

In millions of dollars	2006	Weighted-average amortization period in years
Purchased credit card relationships	$756	9
Other intangibles	99	7
Indefinite-lived intangibles	141	N/A
Total intangible assets recorded during the period (1)	$996

(1)	There was no significant residual value estimated for the intangible assets recorded during 2006.

Intangible assets amortization expense was $1,024 million, $1,842 million and $1,482 million for 2006, 2005 and 2004, respectively. Intangible assets amortization expense is estimated to be $1,006 million in 2007, $980 million in 2008, $935 million in 2009, $896 million in 2010, and $634 million in 2011.

The changes in intangible assets during 2005 and 2006 were as follows:

In millions of dollars	Intangible assets (net carrying amount)
Balance at December 31, 2004	$15,271
Federated receivables acquisition—purchased credit card relationships	535
Legg Mason acquisition—customer relationship intangibles	380
FAB acquisition—core deposit intangibles	56
Servicing rights on Student Loan securitizations	78
UNISEN acquisition—customer relationship intangibles	38
Changes in capitalized MSRs (1)	1,049
Disposition of Life Insurance and Annuities	(86)
Disposition of Asset Management	(778)
Foreign exchange translation and other	48
Amortization expense	(1,842)
Balance at December 31, 2005	$14,749
Federated receivables acquisition—purchased credit card relationships	473
Consolidation of CrediCard business—purchased credit card relationships	93
Consolidation of Brandco, owner of CrediCard brand name—indefinite-lived intangibles	130
Servicing rights on Student Loan securitization	99
Acquisition of U.K. Shell Credit Card portfolio—purchased credit card relationships	22
Acquisition of Exxon Mobil portfolio—purchased credit card relationships	168
Foreign exchange translation and other	91
Amortization expense	(1,024)
Changes in capitalized MSRs (1)	1,100
Balance at December 31, 2006	$15,901

(1)	See Note 22 to the Consolidated Financial Statements on page 143 for a summarization of the changes in capitalized MSRs.

19. DEBT

Short-Term Borrowings

Short-term borrowings consist of commercial paper and other borrowings with weighted average interest rates as follows:

	2006		2005
In millions of dollars at year end	Balance	Weighted Average	Balance	Weighted Average
Commercial paper
Citigroup Funding Inc.	$41,767	5.31%	$32,581	4.34%
Other Citigroup Subsidiaries	1,928	4.55%	1,578	3.50%
	$43,695		$34,159
Other borrowings	$57,138	4.47%	$32,771	3.85%
Total	$100,833		$66,930

Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks. Citigroup pays commitment fees for its lines of credit.

Some of Citigroup’s nonbank subsidiaries have credit facilities with Citigroup’s subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

Long-Term Debt

	Weighted average coupon	Maturities		Balances
In millions of dollars at year end			2006	2005
Citigroup Parent Company
Senior notes (1)	4.98%	2007-2035	$91,491	$74,429
Subordinated notes	5.56	2007-2036	24,084	19,712
Junior subordinated notes relating to trust preferred securities	6.78	2027-2066	9,775	6,459
Other Citigroup Subsidiaries
Senior notes (2)	5.36	2007-2037	111,309	68,563
Subordinated notes	4.80	2007-2023	3,843	2,576
Secured debt	7.57	2007-2044	426	583
Citigroup Global Markets Holdings Inc. (3)
Senior notes	2.74	2007-2097	28,602	38,884
Subordinated notes	4.81	2010-2037	117	330
Citigroup Funding Inc. (4) (5)
Senior notes	4.69	2007-2051	18,847	5,963
Total			$288,494	$217,499
Senior notes			$250,249	$187,839
Subordinated notes			28,044	22,618
Junior subordinated notes relating to trust preferred securities			9,775	6,459
Other			426	583
Total			$288,494	$217,499

(1)	Includes $250 million of notes maturing in 2098.
(2)	At December 31, 2006 and 2005, collateralized advances from the Federal Home Loan Bank are $81.5 billion and $40.9 billion, respectively.
(3)	Includes Targeted Growth Enhanced Term Securities (TARGETS) with carrying values of $243 million issued by TARGETS Trusts XX through XXIV and $376 million issued by TARGETS Trusts XVIII through XXIV at December 31, 2006 and 2005, respectively (collectively, the “CGMHI Trusts”). CGMHI owns all of the voting securities of the CGMHI Trusts. The CGMHI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the CGMHI Trusts’ common securities. The CGMHI Trusts’ obligations under the TARGETS are fully and unconditionally guaranteed by CGMHI and CGMHI’s guarantee obligations are fully and unconditionally guaranteed by Citigroup.
(4)	Includes Targeted Growth Enhanced Term Securities (CFI TARGETS) with carrying values of $56 million and $58 million issued by TARGETS Trusts XXV and XXVI at December 31, 2006 and 2005, respectively (the “CFI Trusts”). CFI owns all of the voting securities of the CFI Trusts. The CFI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the CFI TARGETS and the CFI Trusts’ common securities. The CFI Trusts’ obligations under the CFI TARGETS are fully and unconditionally guaranteed by CFI and CFI’s guarantee obligations are fully and unconditionally guaranteed by Citigroup.
(5)	Includes Principal-Protected Trust Securities (Safety First Trust Securities) with a carrying value of $78 million issued by Safety First Trust Series 2006-1 (the “2006-1 Trust”) on November 29, 2006. CFI owns all of the voting securities of the 2006-1 Trust. The 2006-1 Trust has no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the Safety First Trust Securities and the 2006-1 Trust’s common securities. The 2006-1 Trust’s obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI and CFI’s guarantee obligations are fully and unconditionally guaranteed by Citigroup.

CGMHI has a syndicated five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $3.0 billion, which matures in 2011. CGMHI also has three-year bilateral facilities totaling $575 million with unaffiliated banks with borrowings maturing on various dates in 2009. At December 31, 2006, $1.0 billion of the syndicated five-year committed facility was drawn.

CGMHI also has committed long-term financing facilities with unaffiliated banks. At December 31, 2006, CGMHI had drawn down the full $1.78 billion available under these facilities, of which $1.08 million is guaranteed by Citigroup. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI’s short-term requirements.

The Company issues both fixed and variable rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, the Company uses other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2006, the Company’s overall weighted average interest rate for long-term debt was 5.00% on a contractual basis and 4.79% including the effects of derivative contracts.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

In millions of dollars	2007	2008	2009	2010	2011	Thereafter
Citigroup Parent Company	$9,828	$12,344	$13,422	$12,246	$13,344	$64,166
Other Citigroup Subsidiaries	22,015	26,067	34,012	6,037	15,050	12,397
Citigroup Global Markets Holdings Inc.	4,855	4,633	4,527	4,895	1,640	8,169
Citigroup Funding Inc.	1,821	6,168	4,207	1,385	1,628	3,638
Total	$38,519	$49,212	$56,168	$24,563	$31,662	$88,370

Long-term debt at December 31, 2006 and December 31, 2005 includes $9,775 million and $6,459 million, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

Citigroup has contractually agreed not to redeem or repurchase (i) the 6.50% Enhanced Trust Preferred Securities of Citigroup Capital XV before September 15, 2056 and (ii) the 6.45% Enhanced Trust Preferred Securities of Citigroup Capital XVI before December 31, 2046 unless certain conditions, described in Exhibit 4.03 to Citigroup’s Current Report on Form 8-K filed on September 18, 2006 and in Exhibit 4.02 to Citigroup’s Current Report on Form 8-K filed on November 28, 2006, respectively, are met. These agreements are for the benefit of the holders of Citigroup’s 6.00% Junior Subordinated Deferrable Interest Debentures due 2034.

For Regulatory Capital purposes, these Trust Securities remain a component of Tier 1 Capital. See “Capital Resources and Liquidity” on page 86.

Citigroup owns all of the voting securities of these subsidiary trusts. These subsidiary trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the subsidiary trusts and the subsidiary trusts’ common securities. These subsidiary trusts’ obligations are fully and unconditionally guaranteed by Citigroup.

The following table summarizes the financial structure of each of the Company’s subsidiary trusts at December 31, 2006:

						Junior subordinated debentures owned by trust
Trust Securities with distributions guaranteed by Citigroup:	Issuance date	Securities issued	Liquidation value	Coupon rate	Common shares issued to parent	Amount (1)	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citicorp Capital I (2)	Dec. 1996	300,000	$300	7.933%	9,000	$309	Feb. 15, 2027	Feb. 15, 2007
Citicorp Capital II (2)	Jan. 1997	450,000	450	8.015%	13,500	464	Feb. 15, 2027	Feb. 15, 2007
Citigroup Capital II	Dec. 1996	400,000	400	7.750%	12,372	412	Dec. 1, 2036	Dec. 1, 2006
Citigroup Capital III	Dec. 1996	200,000	200	7.625%	6,186	206	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	24,000,000	600	6.000%	742,269	619	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIV	June 2006	22,600,000	565	6.875%	40,000	566	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	47,400,000	1,185	6.500%	40,000	1,186	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	64,000,000	1,600	6.450%	20,000	1,601	Dec. 31, 2066	Dec. 31, 2011
Adam Statutory Trust I (3)	Dec. 2001	23,000	23	3 mo. LIB +360 bp.	712	24	Dec. 18, 2031	Dec. 18, 2006
Adam Capital Trust II (3)	Apr. 2002	22,000	22	6 mo. LIB +370 bp.	681	23	Apr. 22, 2032	Apr. 22, 2007
Adam Statutory Trust II (3)	Mar. 2002	25,000	25	3 mo. LIB +360 bp.	774	26	Mar. 26, 2032	Mar. 26, 2007
Adam Capital Trust III (3)	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 07, 2033	Jan. 7, 2008
Adam Statutory Trust III (3)	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV (3)	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V (3)	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009
Total obligated			$9,638			$9,835

(1)	Represents the proceeds received from the Trust at the date of issuance.
(2)	Assumed by Citigroup via Citicorp’s merger with and into Citigroup on August 1, 2005.
(3)	Assumed by Citigroup upon completion of First American Bank acquisition which closed on March 31, 2005.

In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital II and III and Citicorp Capital I and II, on which distributions are payable semiannually.

During 2006, Citigroup issued $1.600 billion, $1.185 billion, and $565 million related to the Enhanced Trust Preferred Securities of Citigroup Capital XVI, XV, and XIV, respectively. On December 8, 2006, Citigroup redeemed for cash all of the $25 million Trust Preferred Securities of Adam

Capital Trust I, at the redemption price of $1,000 per preferred security plus any accrued distribution up to but excluding the date of redemption.

On February 15, 2007, Citigroup redeemed for cash all of the $300 million Trust Preferred Securities of Citicorp Capital I, $450 million of Citicorp Capital II, and $400 million of Citigroup Capital II, at the redemption price of $1,000 per preferred security plus any accrued distribution up to but excluding the date of redemption.

20. PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Perpetual Preferred Stock

The following table sets forth the Company’s perpetual preferred stock outstanding at December 31:

					Carrying Value (in millions of dollars)
	Rate	Redeemable in whole or in part on or after (1)	Redemption price per share (2)	Number of shares	2006	2005
Series F (3)	6.365%	June 16, 2007	$250	1,600,000	$400	$400
Series G (3)	6.213%	July 11, 2007	$250	800,000	200	200
Series H (3)	6.231%	September 8, 2007	$250	800,000	200	200
Series M (3)	5.864%	October 8, 2007	$250	800,000	200	200
Series V (4)	Fixed/Adjustable	February 15, 2006	$500	250,000	—	125
					$1,000	$1,125

(1)	Under various circumstances, the Company may redeem certain series of preferred stock at times other than described above.
(2)	Liquidation preference per share equals redemption price per share.
(3)	Issued as depositary shares, each representing a one-fifth interest in a share of the corresponding series of preferred stock.
(4)	Issued as depositary shares, each representing a one-tenth interest in a share of the corresponding series of preferred stock.

All dividends on the Company’s perpetual preferred stock are payable quarterly and are cumulative.

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

The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2006 and 2005, all of Citigroup’s U.S. insured subsidiary depository institutions were “well capitalized.”

At December 31, 2006, regulatory capital as set forth in guidelines issued by the U.S. federal bank regulators is as follows:

In millions of dollars	Required minimum	Well capitalized minimum		Citigroup (1)	Citibank, N.A. (1)
Tier 1 Capital				$90,899	$59,860
Total Capital (2)				123,260	89,138
Tier 1 Capital Ratio	4.0%	6.0%		8.59%	8.32%
Total Capital Ratio (2)	8.0	10.0		11.65	12.39
Leverage Ratio (3)	3.0	5.0	(4)	5.16	6.09

(1)	The FRB granted interim capital relief for the impact of adopting SFAS 158 at December 31, 2006.
(2)	Total Capital includes Tier 1 and Tier 2.
(3)	Tier 1 Capital divided by adjusted average assets.
(4)	Applicable only to depository institutions. For bank holding companies to be “well capitalized,” they must maintain a minimum Leverage Ratio of 3%.

Banking Subsidiaries

There are various legal limitations on the ability of Citigroup’s subsidiary depository institutions to extend credit, pay dividends or otherwise supply funds to Citigroup and its nonbank subsidiaries. The approval of the Office of the Comptroller of the Currency, in the case of national banks, or the Office of Thrift Supervision, in the case of federal savings banks, is required if total dividends declared in any calendar year exceed amounts specified by the applicable agency’s regulations. State-chartered depository institutions are subject to dividend limitations imposed by applicable state law.

As of December 31, 2006, Citigroup’s subsidiary depository institutions can declare dividends to their parent companies, without regulatory approval, of approximately $17.7 billion. In determining the dividends, each depository institution must also consider its effect on applicable risk-based capital and Leverage Ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that, as of December 31, 2006, its subsidiary depository institutions can distribute dividends to Citigroup of approximately $11.0 billion of the available $17.7 billion.

Non-Banking Subsidiaries

Citigroup also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on dividends.

The ability of CGMHI to declare dividends can be restricted by capital considerations of its broker-dealer subsidiaries.

In millions of dollars
Subsidiary	Jurisdiction	Net capital or equivalent	Excess over minimum requirement
Citigroup Global Markets Inc.	U.S. Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1)	$7,995	$7,293
Citigroup Global Markets Limited	United Kingdom’s Financial Services Authority	$9,448	$2,695

21. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in each component of “Accumulated Other Comprehensive Income (Loss)” for the three-year period ended December 31, 2006 are as follows:

In millions of dollars	Net unrealized gains on investment securities	Foreign currency translation adjustment	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, January 1, 2004	$2,908	$(4,465)	$751	$—	$	(806)
Increase in net unrealized gains on investment securities, net of taxes	265	—	—	—		265
Less: Reclassification adjustment for gains included in net income, net of taxes	(540)	—	—	—		(540)
Foreign currency translation adjustment, net of taxes (1)	—	1,355	—	—		1,355
Cash flow hedges, net of taxes	—	—	(578)	—		(578)
Change	$(275)	$1,355	$(578)	$—		$502
Balance, December 31, 2004	$2,633	$(3,110)	$173	$—		$(304)
Decrease in net unrealized gains on investment securities, net of taxes (2)	(274)	—	—	—		(274)
Less: Reclassification adjustment for gains included in net income, net of taxes (2)	(1,275)	—	—	—		(1,275)
Foreign currency translation adjustment, net of taxes (3)	—	(980)	—	—		(980)
Cash flow hedges, net of taxes	—	—	439	—		439
Minimum pension liability adjustment, net of taxes (4)	—	—	—	(138)		(138)
Change	$(1,549)	$(980)	$439	$(138)		$(2,228)
Balance, December 31, 2005	$1,084	$(4,090)	$612	$(138)		$(2,532)
Increase in net unrealized gains on investment securities, net of taxes (5)	1,023	—	—	—		1,023
Less: Reclassification adjustment for gains included in net income, net of taxes (5)	(1,164)	—	—	—		(1,164)
Foreign currency translation adjustment, net of taxes (6)	—	1,294	—	—		1,294
Cash flow hedges, net of taxes	—	—	(673)	—		(673)
Minimum pension liability adjustment, net of taxes (4)	—	—	—	(1)		(1)
Adjustment to initially apply SFAS No. 158, net of taxes	—	—	—	(1,647)		(1,647)
Current period change	$(141)	$1,294	$(673)	$(1,648)		$(1,168)
Balance, December 31, 2006	$943	$(2,796)	$(61)	$(1,786)		$(3,700)

(1)	Reflects, among other items, the movements in the Japanese yen, euro, Korean won, Mexican peso, British pound, and the Polish zloty against the U.S. dollar and changes in related tax effects.
(2)	Primarily due to realized gains, including $1.5 billion after-tax, resulting from the sale of the Life Insurance and Annuities business.
(3)	Reflects, among other items, the movements in the Japanese yen, British pound, Bahamian dollar, and the Mexican peso against the U.S. dollar, and changes in related tax effects.
(4)	Additional minimum liability, as required by SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87), related to unfunded or book reserve plans, such as the U.S. nonqualified pension plans and certain foreign pension plans.
(5)	Primarily related to activities in the Company’s Mortgage-Backed Securities Program.
(6)	Reflects, among other items, the movements in the British pound, euro, Korean won, the Polish zloty, and the Mexican peso against the U.S. dollar, and changes in related tax effects.

22. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

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

The following table summarizes certain cash flows received from and paid to securitization trusts during 2006, 2005, and 2004:

	2006			2005			2004
In billions of dollars	Credit cards	Mortgages	Other (1)	Credit cards	Mortgages	Other (1)	Credit cards	Mortgages	Other (1)
Proceeds from new securitizations	$20.2	$96.7	$38.7	$21.6	$85.2	$33.1	$20.2	$66.4	$22.7
Proceeds from collections reinvested in new receivables	213.1	1.8	—	201.3	1.4	—	171.1	0.8	0.1
Contractual servicing fees received	2.1	1.0	—	1.9	0.9	—	1.5	0.7	—
Cash flows received on retained interests and other net cash flows	7.9	0.1	—	6.4	0.1	0.1	5.3	—	0.1

(1)	Other includes corporate debt securities, student loans and other assets.

The Company recognized gains on securitizations of mortgages of $171 million, $197 million, and $342 million for 2006, 2005, and 2004, respectively. In 2006, the Company recorded net gains of $975 million and, in 2005 and 2004, recorded net gains of $1.0 billion and $234 million, respectively, related to the securitization of credit card receivables. Gains recognized on the securitization of other assets during 2006, 2005 and 2004 were $217 million, $126 million and $93 million, respectively.

Key assumptions used for credit cards, mortgages, and other assets during 2006 and 2005 in measuring the fair value of retained interests at the date of sale or securitization follow:

	2006		2005
	Credit cards	Mortgages and other (1)	Credit cards	Mortgages and other (1)
Discount rate	12.0% to 16.2%	0.4% to 27.9%	13.6% to 17.3%	0.4% to 98.6%
Constant prepayment rate	6.4% to 21.7%	6.6% to 52.5%	8.5% to 20.0%	6.0% to 46.4%
Anticipated net credit losses	3.8% to 6.1%	0.0% to 100%	5.1% to 6.5%	0.0% to 80.0%

(1)	Other includes corporate debt securities, student loans and other assets.

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

At December 31, 2006, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Key Assumptions at December 31, 2006

	Mortgages and other (1)	Credit cards
Discount rate	4.1% to 27.9%	12.8% to 16.2%
Constant prepayment rate	7.1% to 52.5%	6.4% to 20.9%
Anticipated net credit losses	24.0% to 100%	3.9% to 6.1%
Weighted average life	6.1 to 21.2 years	11 to 12 months

(1)	Other includes corporate debt securities, student loans and other assets.

	December 31, 2006
In millions of dollars	Credit cards	Mortgages and other
Carrying value of retained interests	$9,081	$16,789
Discount rate
10%	$(68)	$(210)
20%	(134)	(411)
Constant prepayment rate
10%	$(158)	$(329)
20%	(299)	(631)
Anticipated net credit losses
10%	$(414)	$(45)
20%	(825)	(84)

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

In millions of dollars, except loans in billions	2006	2005
Principal amounts, at year end
On-balance sheet	$75.5	$69.5
Securitized amounts	99.5	96.2
Loans held-for-sale	—	—
Total managed	$175.0	$165.7
Delinquencies, at year end
On balance sheet	$1,427	$1,630
Securitized amounts	1,616	1,314
Loans held-for-sale	—	—
Total managed	$3,043	$2,944

Credit losses, net of recoveries, for the year ended December 31,	2006	2005	2004
On-balance sheet	$3,088	$3,404	$4,140
Securitized amounts	3,985	5,326	4,865
Loans held-for-sale	5	28	214
Total managed	$7,078	$8,758	$9,219

Mortgage Servicing Rights

The fair value of capitalized mortgage loan servicing rights (MSRs) was $5.4 billion and $4.3 billion at December 31, 2006 and 2005, respectively. The following table summarizes the changes in capitalized MSRs:

In millions of dollars	2006	2005
Balance, beginning of year	$4,339	$4,149
Originations	1,010	842
Purchases	673	107
Amortization (2)	—	(859)
Gain (loss) on changes in value of MSRs (1)	—	(158)
Provision for impairments (2)	—	258
Changes in fair value of MSRs due to changes in inputs and assumptions	309	—
Other changes (3)	(892)	—
Balance, end of year	$5,439	$4,339

(1)	The gain (loss) on changes in value of MSRs represents the change in the fair value of the MSRs attributable to risks that were hedged using fair value hedges in accordance with SFAS 133 prior to 2006. The offsetting change in the fair value of the related hedging instruments is not included in this table. With the adoption of SFAS 156 on January 1, 2006, the Company no longer applies fair value hedge accounting to its MSRs.
(2)	With the adoption of SFAS 156, the Company carries its MSRs at fair value and no longer amortizes servicing assets over the period of estimated net servicing income, or assesses impairment related to the excess of the MSRs’ net carrying value over their fair value as any impairment would be reflected in the fair value of the MSRs. Prior to the adoption of SFAS 156, the provision for impairment of MSRs represented the excess of their net carrying value, which included the gain (loss) on changes in value of MSRs over their fair value. The provision for impairment increased the valuation allowance on MSRs, which was a component of the net MSRs’ carrying value. A recovery of the MSR impairment was recorded when the fair value of the MSRs exceeded their carrying value, but it was limited to the amount of the existing valuation allowance. The valuation allowance on MSRs was $1.021 billion at December 31, 2005.
(3)	Represents changes due to customer payments and passage of time.

The market for MSRs is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios, and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The model assumptions and the MSRs’ fair value estimates are compared to observable trades of similar MSR portfolios and interest-only security portfolios, as well as to MSR broker valuations and industry surveys. The cash flow model and underlying prepayment and interest rate models used to value these MSRs are subject to validation in accordance with the Company’s model validation policies.

Key economic assumptions used in determining the fair value of MSRs at December 31, 2006 were as follows:

Discount rate	10.61%
Estimated prepayment rate	11.72%
Average expected life in years	6.13 years

The fair value of the MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities, and purchased securities classified as trading. The amount of contractually specified servicing fees, late fees and ancillary fees earned were $1,036 million, $56 million and $45 million, respectively, for the year ended December 31, 2006. These fees are classified in the Consolidated Statement of Income as Commissions and Fees.

Variable Interest Entities

The following table summarizes all the Company’s involvement in SPEs by business segment at December 31, 2006 and 2005, both as direct participant or structurer:

	2006			2005 (1)
In millions of dollars of SPE assets	VIEs	QSPEs	Total involvement with SPEs	VIEs	QSPEs	Total involvement with SPEs
Global Consumer
Credit Cards	$527	$111,766	$112,293	$791	$107,925	$108,716

Investment funds	12,358	—	12,358	10,920	—	10,920
Leasing	2,006	—	2,006	2,437	—	2,437
Mortgages	—	333,804	333,804	1,833	283,245	285,078
Other	2,659	12,732	15,391	1,733	5,716	7,449
Total	$17,550	$458,302	$475,852	$17,714	$396,886	$414,600
Corporate and Investment Banking
Commercial paper conduits	$70,825	$—	$70,825	$59,662	$—	$59,662
Mortgage-backed securities	109,659	1,033,810	1,143,469	95,149	798,220	893,369
CDOs	110,109	—	110,109	74,290	—	74,290
Structured finance	146,419	11,249	157,668	141,398	6,117	147,515
Other	56,437	2,351	58,788	54,853	2,289	57,142
Total	$493,449	$1,047,410	$1,540,859	$425,352	$806,626	$1,231,978
Global Wealth Management
Investment funds	$4,400	$—	$4,400	$4,820	$—	$4,820
Structured investment vehicles	1,259	—	1,259	620	—	620
Total	$5,659	$—	$5,659	$5,440	$—	$5,440
Alternative Investments
Structured investment vehicles	$79,847	$—	$79,847	$55,692	$—	$55,692
Investment funds	42,187	—	42,187	20,727	—	20,727
Total	$122,034	$—	$122,034	$76,419	$—	$76,419
Corporate/Other-Trust
Preferred Securities	$9,775	$—	$9,775	$6,459	$—	$6,459
Total Citigroup	$648,467	$1,505,712	$2,154,179	$531,384	$1,203,512	$1,734,896

(1)	Reclassified to conform to the current period’s presentation.

Some of the Company’s private equity subsidiaries may invest in venture capital entities that may also be subject to FIN 46-R and are not included in the previous table showing our VIE involvement. The Company accounts for its venture capital activities in accordance with the Investment Company Audit Guide (Audit Guide). Also excluded from the above table are certain funds for which the Company provides investment management services. The Company’s involvement in these funds is not considered significant.

The Company provides administrative, trustee and/or investment management services to numerous personal estate trusts, which are considered VIEs under FIN 46-R, but not consolidated. These trusts are excluded from the table summarizing the Company’s involvement in VIEs.

The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46-R under then-existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	December 31, 2006	December 31, 2005
Cash	$0.5	$0.4
Trading account assets	31.6	29.7
Investments	10.1	6.1
Loans	6.8	9.5
Other assets	5.7	4.7
Total assets of consolidated VIEs	$54.7	$50.4

The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $1.6 billion related to VIEs consolidated as a result of adopting FIN 46-R as of January 1, 2004 and $2.1 billion related to VIEs consolidated as a result of adopting FIN 46 at July 1, 2003. Of the $54.7 billion and $50.4 billion of total assets of VIEs consolidated by the Company at December 31, 2006 and 2005, respectively, $39.2 billion and $37.1 billion represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients; $13.1 billion and $10.6 billion represent investment vehicles that were established to provide a return to the investors in the vehicles; and $2.4 billion and $2.7 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates.

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

In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third-party investors through trust vehicles as a source of funding and regulatory capital, which were deconsolidated during the first quarter of 2004. The Company’s liabilities to the deconsolidated trusts are included in long-term debt.

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

During 2003, to comply with FIN 46-R, many of the conduits issued “first loss” subordinated notes such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At December 31, 2006 and 2005, total assets in unconsolidated conduits were $66.3 billion and $55.3 billion, respectively.

The Company also packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage CDOs and synthetic CDOs for institutional clients and retail customers, that match the clients’ investment needs and preferences. Typically, these instruments diversify investors’ risk to a pool of assets as compared with investments in an individual asset. The VIEs, which are issuers of CDO securities, are generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher rated debt CDO securities or U.S. Treasury securities to provide a greater or a very high degree of certainty of the return on invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it, or, in other cases, only to manage work-out credits. The Company may also provide other financial services and/or products to the VIEs for market-rate fees. These may include: the provision of liquidity or contingent liquidity facilities; interest rate or foreign exchange hedges and credit derivative instruments; and the purchasing and warehousing of securities until they are sold to the SPE. The Company is not the primary beneficiary of these VIEs under FIN 46-R due to its limited continuing involvement and, as a result, does not consolidate their assets and liabilities in its financial statements.

In addition to the conduits discussed above, the following table represents the assets of unconsolidated VIEs where the Company has significant involvement:

In billions of dollars	December 31, 2006	December 31, 2005(1)
CDO-type transactions	$52.1	$40.7
Investment-related transactions	122.1	78.0
Trust preferred securities	9.8	6.5
Mortgage-related transactions	2.7	3.1
Structured finance and other	41.1	63.1
Total assets of significant unconsolidated VIEs	$227.8	$191.4

(1)	Reclassified to conform to the current period’s presentation.

The Company has also established a number of investment funds as opportunities for qualified employees to invest in venture capital investments. The Company acts as investment manager to these funds and may provide employees with financing on both a recourse and non-recourse basis for a portion of the employees’ investment commitments.

In addition, the Company administers numerous personal estate trusts. The Company may act as trustee and may also be the investment manager for the trust assets.

As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company’s maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $109 billion and $91 billion at December 31, 2006 and 2005, respectively. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 26 to the Consolidated Financial Statements on page 151.

23. DERIVATIVES ACTIVITIES

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

Citigroup enters into these derivative contracts for the following reasons:

•

Trading Purposes — Customer Needs – Citigroup offers its customers derivatives in connection with their risk-management actions to transfer, modify or reduce their interest rate, foreign exchange and other market/credit risks or for their own trading purposes. As part of this process, Citigroup considers the customers’ suitability for the risk involved, and the business purpose for the transaction. Citigroup also manages its derivative-risk positions through offsetting trade activities, controls focused on price verification, and daily reporting of positions to senior managers.

•	Trading Purposes — Own Account – Citigroup trades derivatives for its own account. Trading limits and price verification controls are key aspects of this activity.
•

Asset/Liability Management Hedging – Citigroup uses derivatives in connection with its risk-management activities to hedge certain risks. For example, Citigroup may issue a fixed rate long-term note and then enter into a receive-fixed, pay-variable-rate interest rate swap with the same tenor and notional amount to convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes interest cost in certain yield curve environments. Derivatives are also used to manage risks inherent in specific groups of on-balance sheet assets and liabilities, including investments, corporate and consumer loans, deposit liabilities, other interest-sensitive assets and liabilities, as well as credit card securitizations, redemptions and sales. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, available-for-sale securities, net capital exposures and foreign exchange transactions.

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

Derivative contracts hedging the risks associated with the changes in fair value are referred to as fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called cash flow hedges. Hedges that utilize derivatives to manage the foreign exchange risk associated with equity investments in non-U.S. dollar functional currency foreign subsidiaries are called net investment hedges.

All derivatives are reported on the balance sheet at fair value. If certain hedging criteria specified in SFAS 133 are met, including testing for hedging effectiveness, special hedge accounting may be applied. The hedge effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships. For fair value hedges, the changes in value of the hedging derivative, as well as the changes in value of the related hedged item, due to the risk being hedged, are reflected in current earnings. For cash flow hedges and net investment hedges, the changes in value of the hedging derivative are reflected in Accumulated other comprehensive income in stockholders’ equity, to the extent the hedge was effective. Hedge ineffectiveness, in either case, is reflected in current earnings.

Continuing with the example referred to above, the fixed rate long-term note is recorded at amortized cost under current U.S. GAAP. However, by electing to use SFAS 133 hedge accounting, the carrying value of this note is adjusted for changes in the benchmark floating rate, with any changes in fair value recorded in current earnings. The related interest rate swap is also recorded on the balance sheet at fair value, with any changes in fair value attributable to changes in interest rates reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, an economic-basis hedge, which does not meet the SFAS 133 hedging criteria, would involve only recording the derivative at fair value on the balance sheet, with its associated changes in value recorded in earnings. The note would continue to be carried at amortized cost, and therefore, current earnings would be impacted only by the interest rate shifts that cause the change in the swap’s value. This type of hedge is undertaken when SFAS 133 hedge requirements cannot be achieved in an efficient and cost-effective manner.

Fair value hedges

•

Hedging of benchmark interest rate risk – Citigroup hedges exposure to changes in the fair value of fixed-rate financing transactions, including liabilities related to outstanding debt, borrowings and time deposits. The fixed cash flows from those financing transactions are converted to benchmark-variable-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. Typically these fair value hedge relationships use dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis.

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

For a limited number of fair value hedges of benchmark interest rate risk, Citigroup uses the “shortcut” method as SFAS 133 allows the Company to assume no ineffectiveness if the hedging relationship involves an interest-bearing financial asset or liability and an interest rate swap. In order to assume no ineffectiveness, Citigroup ensures that all the shortcut method requirements of SFAS 133 for these types of hedging relationships are met.

•

Hedging of foreign exchange risk – Citigroup hedges the change in fair value attributable to foreign exchange rate movements in available-for-sale securities that are denominated in currencies other than the functional currency of the entity holding the securities, which may be within or outside the U.S. Typically, the hedging instrument employed is a short-term forward foreign exchange contract. In this type of hedge, the change in fair value of the hedged available-for-sale security attributable to the portion of foreign exchange risk hedged is reported in earnings and not other comprehensive income—a process that serves to offset substantially the change in fair value of the forward contract that is also reflected in earnings. Citigroup typically considers the premium associated with forward contracts (differential between spot and contractual forward rates) as the cost of hedging; this is generally excluded from the assessment of hedge effectiveness and reflected directly in earnings. Hedge effectiveness is typically assessed based on changes in fair value attributable to changes in spot rates on both the available-for-sale securities and the forward contracts for the portion of the relationship hedged. As a result, the amount of hedge ineffectiveness is not significant.

•

Hedging the overall changes in fair value – Citigroup primarily hedges the change in the overall fair value of portfolios of similar held-for-sale mortgage loans. Derivatives used in these hedging relationships are mainly forward sales of mortgage-backed securities. Citigroup assesses effectiveness at inception and on an ongoing basis using regression analysis.

Cash flow hedges

•

Hedging of benchmark interest rate risk – Citigroup hedges variable cash flows resulting from floating-rate financings, including debt, deposits with stated maturities. Variable cash flows from those financings are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Efforts are made to match all critical terms of the hedged item and the hedging derivative at inception and on an ongoing basis to eliminate hedge ineffectiveness. To the extent all critical terms are not matched, these cash flow hedging relationships use regression or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. Since efforts are made initially to align the terms of the derivatives to those hedged forecasted cash flows, the amount of hedge ineffectiveness is not significant.

Citigroup also hedges variable cash flows resulting from investments in floating-rate available-for-sale securities, loans and receivables, as well as rollovers of short-term certificates of deposit. Variable cash flows from those assets are converted to fixed-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. These cash flow hedging relationships use regression or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. Efforts are made initially to align the terms of the derivatives to those hedged forecasted cash flows. As a result, the amount of hedge ineffectiveness is not significant.

•

Hedging of foreign exchange risk – Citigroup locks in the functional currency equivalent of cash flows of various balance sheet exposures, including deposits, notes and long-term debt (and the forecasted issuances, purchases or rollover of such items) that are denominated in a currency other than the functional currency of the issuing entity. Depending on the risk management objectives, these types of hedges are designated as either cash flow hedges of only foreign exchange risk or cash flow hedges of both foreign exchange and interest rate risk. Generally, the hedging instruments used are foreign exchange forward contracts and cross-currency swaps. Citigroup matches all critical terms of the hedged item and the hedging derivative at inception and on an ongoing basis to eliminate hedge ineffectiveness. To the extent all critical terms are not matched, any ineffectiveness is measured using the “hypothetical derivative method” as described in FASB Derivative Implementation Group Issue G7. Efforts are made initially to match up the terms of the hypothetical and actual derivatives used. As a result, the amount of hedge ineffectiveness is not significant.

•

Hedging the overall changes in cash flows – In situations where the contractual rate of a variable rate asset or liability is not a benchmark rate, Citigroup designates the risk of overall changes in cash flows as the hedged risk. Citigroup primarily hedges variability in the total cash flows related to non-benchmark-rate-based liabilities, such as customer deposits with stated maturities, and uses receive-variable, pay-fixed interest rate swaps as the hedging instrument. These cash flow hedging relationships use regression or dollar-offset ratio analysis to assess effectiveness at inception and on an ongoing basis.

Citigroup also hedges the forecasted purchase of mortgage-backed securities and designates the overall change in the purchase price as a hedged risk. The assessment of effectiveness is based on ensuring that the critical terms of the hedging instrument and the hedged item match exactly.

Net investment hedges

Consistent with SFAS No. 52, “Foreign Currency Translation” (SFAS 52), SFAS 133 allows hedging of the foreign currency risk of a net investment in a foreign operation. Citigroup primarily uses foreign currency forward contracts, short-term borrowings, and to a lesser extent foreign currency future contracts and foreign-currency-denominated debt instruments, to manage the foreign exchange risk associated with Citigroup’s equity investments in several non-U.S. dollar functional currency foreign subsidiaries. In accordance with SFAS 52, Citigroup records the change in the carrying amount of these investments in the cumulative translation adjustment account within Accumulated other comprehensive income. Simultaneously, the effective portion of the hedge of this exposure is also recorded in the cumulative translation adjustment account, and any ineffective portion of net investment hedges is immediately recorded in earnings.

Achieving hedge accounting in compliance with SFAS 133 guidelines is extremely complex. Key aspects of achieving SFAS 133 hedge accounting are documentation of hedging strategy and hedge effectiveness at the hedge inception and substantiating hedge effectiveness on an ongoing basis. A derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes changes in the value of the hedged item that are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value that, if excluded, are recognized in current earnings.

The following table summarizes certain information related to the Company’s hedging activities for the years ended December 31, 2006, 2005, and 2004:

In millions of dollars	2006	2005	2004
Fair value hedges
Hedge ineffectiveness recognized in earnings	$245	$38	$(100)
Net gain (loss) excluded from assessment of effectiveness	302	(32)	509
Cash flow hedges
Hedge ineffectiveness recognized in earnings	(18)	(18)	10
Net gain excluded from assessment of effectiveness	—	1	8
Net investment hedges
Net gain (loss) included in foreign currency translation adjustment within Accumulated other comprehensive income (loss)	(569)	492	(1,159)

For cash flow hedges, any changes in the fair value of the end-user derivatives remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet and are generally included in earnings of future periods when earnings are also affected by the variability of the hedged cash flows. The net gains associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income within 12 months of December 31, 2006 are $107 million.

The change in Accumulated other comprehensive income (loss) from cash flow hedges for the years ended December 31, 2006, 2005, and 2004 can be summarized as follows (after-tax):

In millions of dollars	2006	2005	2004
Beginning balance	$612	$173	$751
Net gain (loss) from cash flow hedges	(29)	641	(251)
Net amounts reclassified to earnings	(644)	(202)	(327)
Ending balance	$(61)	$612	$173

Derivatives may expose Citigroup to market, credit or liquidity risks in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative product is the exposure created by potential fluctuations in interest rates, foreign exchange rates and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction where the value of any collateral held is not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management’s assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in periods of high volatility and financial stress at a reasonable cost.

24. CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to Citigroup’s total credit exposure. Although Citigroup’s portfolio of financial instruments is broadly diversified along industry, product, and geographic lines, material transactions are completed with other financial institutions, particularly in the securities trading, derivatives, and foreign exchange businesses.

In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2006, Citigroup’s most significant concentration of credit risk was with the U.S. government and its agencies. The Company’s exposure, which primarily results from trading assets and investments issued by the U.S. government and its agencies, amounted to $140.2 billion and $78.0 billion at December 31, 2006 and 2005, respectively. After the U.S. government, the Company’s next largest exposure is to the Mexican government and its agencies, which are rated investment grade by both Moody’s and S&P. The Company’s exposure amounted to $20.9 billion and $20.7 billion at December 31, 2006 and 2005, respectively, and is composed of investment securities, loans, and trading assets.

25. FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated Fair Value of Financial Instruments

The table on the next page presents the carrying value and fair value of Citigroup’s financial instruments. The disclosure excludes leases, affiliate investments, pension and benefit obligations, and insurance policy claim reserves. In addition, contractholder fund amounts exclude certain insurance contracts. Also as required, the disclosure excludes the effect of taxes, any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, excess fair value associated with deposits with no fixed maturity and other expenses that would be incurred in a market transaction. In addition, the table excludes the values of non-financial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values (but includes mortgage servicing rights), which are integral to a full assessment of Citigroup’s financial position and the value of its net assets.

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments, as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used for most investments and for both trading and end-user derivatives, as well as for liabilities, such as long-term debt, with quoted prices. For performing loans, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering the time of collection and the premium for the uncertainty of the flows. The value of collateral is also considered. For liabilities such as long-term debt without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

	2006		2005 (1)
In billions of dollars at year end	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments	$273.6	$273.6	$180.6	$180.6
Federal funds sold and securities borrowed or purchased under agreements to resell	282.8	282.8	217.5	217.5
Trading account assets	393.9	393.9	295.8	295.8
Loans (2)	660.5	673.3	563.8	580.2
Other financial assets (3)	172.8	172.9	145.2	145.2
Liabilities
Deposits	$712.0	$711.0	$591.8	$591.5
Federal funds purchased and securities loaned or sold under agreements to repurchase	349.2	349.2	242.4	242.4
Trading account liabilities	145.9	145.9	121.1	121.1
Long-term debt (4)	288.5	289.1	217.5	218.9
Other financial liabilities (5)	229.1	229.1	169.0	169.0

(1)	Reclassified to conform to the current period’s presentation.
(2)	The carrying value of loans is net of the allowance for loan losses and also excludes $9.8 billion and $9.9 billion of lease finance receivables in 2006 and 2005, respectively.
(3)	Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverable, mortgage servicing rights and separate and variable accounts for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in other assets on the Consolidated Balance Sheet.
(4)	Trust preferred securities were deconsolidated during 2004 in accordance with FIN 46-R with the resulting liabilities to the trust companies included as a component of long-term debt. At December 31, 2006 and 2005, the carrying value was $9.8 billion and $6.5 billion, respectively, and the fair value was $9.9 billion and $6.3 billion, respectively. See Note 19 to the Consolidated Financial Statements on page 139.
(5)	Includes brokerage payables, separate and variable accounts, and short-term borrowings for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in other liabilities on the Consolidated Balance Sheet.

Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value, and as existing assets and liabilities run off and new transactions are entered into.

The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citigroup’s loans, in the aggregate, exceeded the carrying values (reduced by the allowance for loan losses) by $12.8 billion in 2006 and $16.4 billion in 2005. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $9.0 billion, a decrease of $3.5 billion from 2005, and an increase for corporate loans net of the allowance by $3.8 billion, a decrease of $0.1 billion from 2005.

26. PLEDGED ASSETS, COLLATERAL, COMMITMENTS AND GUARANTEES

Pledged Assets

At December 31, 2006 and 2005, the approximate fair values of securities sold under agreements to repurchase and other assets pledged, excluding the impact of FIN 39 and FIN 41, were as follows:

In millions of dollars	2006	2005
For securities sold under agreements to repurchase	$359,273	$322,188
As collateral for securities borrowed for approximately equivalent value	39,382	45,671
As collateral on bank loans	10,832	51,841
To clearing organizations or segregated under securities laws and regulations	30,675	31,649
For securities loaned	84,118	49,666
Other	169,922	38,219
Total	$694,202	$539,234

In addition, included in cash and due from banks at December 31, 2006 and 2005 are $8.5 billion and $5.1 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.

At December 31, 2006 and 2005, the Company had $2.3 billion and $2.3 billion, respectively, of outstanding letters of credit from third-party banks to satisfy various collateral and margin requirements.

Collateral

At December 31, 2006 and 2005, the approximate market value of collateral received by the Company that may be sold or repledged by the Company, excluding amounts netted in accordance with FIN 39 and FIN 41, was $403.9 billion and $409.1 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions, and margined broker loans.

At December 31, 2006 and 2005, a substantial portion of the collateral received by the Company had been sold or repledged in connection with repurchase agreements; securities sold, not yet purchased; securities borrowings and loans; pledges to clearing organizations; segregation requirements under securities laws and regulations; derivative transactions; and bank loans.

In addition, at December 31, 2006 and 2005, the Company had pledged $222 billion and $295 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

Lease Commitments

Rental expense (principally for offices and computer equipment) was $1.9 billion, $1.8 billion, and $1.7 billion for the years ended December 31, 2006, 2005, and 2004, respectively.

Future minimum annual rentals under noncancelable leases, net of sublease income, are as follows:

In millions of dollars
2007	$1,406
2008	1,278
2009	1,147
2010	976
2011	832
Thereafter	4,552
Total	$10,191

Loan Commitments

In millions of dollars at year end	2006	2005
One- to four-family residential mortgages	$3,457	$3,343
Revolving open-end loans secured by one- to four-family residential properties	32,449	25,089
Commercial real estate, construction and land development	4,007	2,283
Credit card lines (1)	987,409	859,504
Commercial and other consumer loan commitments (2)	439,931	346,444
Total	$1,467,253	$1,236,663

(1)	Credit card lines are unconditionally cancelable by the issuer.
(2)	Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $251 billion and $179 billion with original maturity of less than one year at December 31, 2006 and 2005, respectively.

The majority of unused commitments are contingent upon customers maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period. The table does not include unfunded commercial letters of credit issued on behalf of customers and collateralized by the underlying shipment of goods that totaled $7.9 billion and $5.8 billion at December 31, 2006 and 2005, respectively.

Obligations Under Guarantees

The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The following table summarizes at December 31, 2006 and 2005 all of the Company’s guarantees and indemnifications, where management believes the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

The following tables present information about the Company’s guarantees at December 31, 2006 and 2005:

	Maximum Potential Amount of Future Payments			Carrying value
In billions of dollars at December 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding
2006
Financial standby letters of credit	$46.7	$25.8	$72.5	$206.0
Performance guarantees	11.2	4.6	15.8	20.5
Derivative instruments	42.0	916.6	958.6	16,836.0
Guarantees of collection of contractual cash flows (1)	—	—	—	—
Loans sold with recourse	—	1.6	1.6	51.9
Securities lending indemnifications (1)	110.7	—	110.7	—
Credit card merchant processing (1)	52.3	—	52.3	—
Custody indemnifications (1)	—	54.4	54.4	—
Total	$262.9	$1,003.0	$1,265.9	$17,114.4
2005
Financial standby letters of credit	$30.6	$21.8	$52.4	$175.2
Performance guarantees	10.0	3.9	13.9	18.2
Derivative instruments (2)	40.5	477.7	518.2	14,425.2
Guarantees of collection of contractual cash flows (1)	—	0.1	0.1	—
Loans sold with recourse	—	1.3	1.3	58.4
Securities lending indemnifications (1)	68.4	—	68.4	—
Credit card merchant processing (1)	28.1	—	28.1	—
Custody indemnifications (1)	—	27.0	27.0	—
Total	$177.6	$531.8	$709.4	$14,677.0

(1)	The carrying values of guarantees of collection of contractual cash flows, securities lending indemnifications, credit card merchant processing, and custody indemnifications are not material as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant and the carrying amount of the Company’s obligations under these guarantees is immaterial.
(2)	Reclassified to conform to current period’s presentation.

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

Derivative instruments include credit default swaps, total return swaps, written foreign exchange options, written put options, and written equity warrants. Guarantees of collection of contractual cash flows protect investors in credit card receivables securitization trusts from loss of interest relating to insufficient collections on the underlying receivables in the trusts. Loans sold with recourse represent the Company’s obligations to reimburse the buyers for loan losses under certain circumstances. Securities lending indemnifications are issued to guarantee that a securities lending customer will be made whole in the event that the security borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security. Credit card merchant processing guarantees represent the Company’s indirect obligations in connection with the processing of private label and bankcard transactions on behalf of merchants. Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian fails to safeguard clients’ assets. Beginning with the 2006 third quarter, the scope of the custody indemnifications was broadened to cover all clients’ assets held by third-party subcustodians.

Citigroup’s primary credit card business is the issuance of credit cards to individuals. In addition, the Company provides transaction processing services to various merchants with respect to bankcard and private label cards. In the 2005 third quarter, the Company entered into a partnership under which a third party processes bankcard transactions. As a result, in the event of a billing dispute with respect to a bankcard transaction between a merchant and a cardholder that is ultimately resolved in the cardholder’s favor, the third party holds the primary contingent liability to credit or refund the amount to the cardholder and charge back the transaction to the merchant. If the third party is unable to collect this amount from the merchant, it bears the loss for the amount of the credit or refund paid to the cardholder.

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

The Company’s maximum potential contingent liability related to both bankcard and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At December 31, 2006 and 2005, this maximum potential exposure was estimated to be $52 billion and $28 billion, respectively.

However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure, based on the Company’s historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At December 31, 2006 and 2005, the estimated losses incurred and the carrying amounts of the Company’s contingent obligations related to merchant processing activities were immaterial.

In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table on page 152, since the total outstanding amount of the guarantees and the Company’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during 2006 and 2005. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2006, the estimated losses incurred and the carrying value of the Company’s obligations related to these programs were immaterial.

In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company’s own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2006 and December 31, 2005 related to these indemnifications and they are not included in the table on page 152.

In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member’s default on its obligations. The Company’s potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company’s participation in VTNs is not reported in the table on page 152 and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2006 or 2005 for potential obligations that could arise from the Company’s involvement with VTN associations.

At December 31, 2006 and 2005, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table on page 152 amounted to approximately $17 billion and $15 billion, respectively. The carrying value of derivative instruments is included in either trading liabilities or other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. For loans sold with recourse, the carrying value of the liability is included in other liabilities. In addition, at December 31, 2006 and 2005, other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1.1 billion and $850 million, respectively, relating to letters of credit and unfunded lending commitments.

In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $92 billion and $55 billion at December 31, 2006 and 2005, respectively. Securities and other marketable assets held as collateral amounted to $42 billion and $24 billion and letters of credit in favor of the Company held as collateral amounted to $142 million and $681 million at December 31, 2006 and 2005, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Loans Sold with Credit Enhancements

In billions of dollars at year end	2006	2005	Form of credit enhancement
Residential mortgages and other loans sold with recourse (1)	$21.5	$9.0	2006: Recourse obligation of $1.7 2005: Recourse obligation of $1.3
GNMA sales/servicing agreements (2)	33.8	29.1	Secondary recourse obligation
Securitized credit card receivables	$99.5	$96.2	Includes net revenue over the life of the transaction. Also includes other recourse obligations of $9.1 in 2006 and $7.3 in 2005

(1)	Residential mortgages represent 24% of amounts in 2006 and 25% in 2005.
(2)	Government National Mortgage Association sales/servicing agreements covering securitized residential mortgages.

Citigroup and its subsidiaries are obligated under various credit enhancements related to certain sales of loans or sales of participations in pools of loans, as summarized above.

Net revenue on securitized credit card receivables is collected over the life of each sale transaction. The net revenue is based upon the sum of finance charges and fees received from cardholders and interchange revenue earned on cardholder transactions, less the sum of the yield paid to investors, credit losses, transaction costs, and a contractual servicing fee, which is also retained by certain Citigroup subsidiaries as servicers. The amount contained in these accounts is included in other assets and was $14 million at December 31, 2006 and $114 million at December 31, 2005.

Financial Guarantees

Financial guarantees are used in various transactions to enhance the credit standing of Citigroup customers. They represent irrevocable assurances, subject to the satisfaction of certain conditions, that Citigroup will make payment in the event that the customer fails to fulfill its obligations to third parties.

Citigroup issues financial standby letters of credit, which are obligations to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, such as assuring payments by a foreign reinsurer to a U.S. insurer, to act as a substitute for an escrow account, to provide a payment mechanism for a customer’s third-party obligations, and to assure payment of specified financial obligations of a customer. Fees are recognized ratably over the term of the standby letter of credit. The following table summarizes financial standby letters of credit issued by Citigroup. The table does not include securities lending indemnifications issued to customers, which are fully collateralized and totaled $110.7 billion at December 31, 2006 and $68.4 billion at December 31, 2005, and performance standby letters of credit.

	2006			2005
In billions of dollars at year end	Expire within 1 year	Expire after 1 year	Total amount outstanding	Total amount outstanding
Insurance, surety	$3.6	$11.5	$15.1	$11.8
Options, purchased securities, and escrow	0.1	—	0.1	—
Clean letters of credit	29.1	4.1	33.2	9.0
Other debt-related	10.5	9.1	19.6	28.4
Total (1)	$43.3	$24.7	$68.0	$49.2

(1)	Total is net of cash collateral of $4.5 billion in 2006 and $3.2 billion in 2005. Collateral other than cash covered 10% of the total in 2006 and 14% in 2005.

27. CONTINGENCIES

As described in the “Legal Proceedings” discussion on page 169, the Company has been a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

(i)	underwritings for, and research coverage of, WorldCom;
(ii)	underwritings for Enron and other transactions and activities related to Enron;
(iii)	transactions and activities related to research coverage of companies other than WorldCom; and
(iv)	transactions and activities related to the IPO Securities Litigation.

As of December 31, 2006, the Company’s litigation reserve for these matters, net of amounts previously paid or not yet paid but committed to be paid in connection with the Enron class action settlement and other settlements arising out of these matters, was approximately $3.2 billion.

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

28. CITIBANK, N.A. STOCKHOLDER’S EQUITY

Statement of Changes in Stockholder’s Equity

	Year ended December 31
In millions of dollars, except shares	2006	2005 (1)	2004 (1)
Preferred stock ($100 par value)
Balance, beginning of year	$—	$1,950	$1,950
Redemption or retirement of preferred stock	—	(1,950)	—
Balance, end of year	$—	$—	$1,950
Common stock ($20 par value)
Balance, beginning of year — Shares: 37,534,553 in 2006, 2005 and 2004	$751	$751	$751
Balance, end of year — Shares: 37,534,553 in 2006, 2005 and 2004	$751	$751	$751
Surplus
Balance, beginning of year	$37,978	$35,194	$32,593
Capital contribution from parent company	5,589	2,501	2,128
Employee benefit plans	176	159	343
Other	10	124	130
Balance, end of year	$43,753	$37,978	$35,194
Retained earnings
Balance, beginning of year	$24,062	$20,675	$15,945
Net income	9,338	9,077	9,063
Dividends paid	(3,042)	(5,690)	(4,333)
Balance, end of year	$30,358	$24,062	$20,675
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(2,550)	$(624)	$(1,147)
Net change in unrealized gains (losses) on investment securities, available-for-sale, net of taxes	234	(512)	68
Net change in foreign currency translation adjustment, net of taxes	1,926	(1,501)	1,147
Net change for cash flow hedges, net of taxes	(430)	201	(692)
Minimum pension liability adjustment, net of taxes	(3)	(114)	—
Adjustment to initially apply SFAS No. 158, net of taxes	(886)	—	—
Net change in Accumulated other comprehensive income (loss)	$841	$(1,926)	$523
Balance, end of year	$(1,709)	$(2,550)	$(624)
Total stockholder’s equity
Balance, beginning of year	$60,241	$57,946	$50,092
Changes during the year, net	12,912	2,295	7,854
Balance, end of year	$73,153	$60,241	$57,946
Comprehensive income
Net income	$9,338	$9,077	$9,063
Net change in Accumulated other comprehensive income (loss)	841	(1,926)	523
Comprehensive income	$10,179	$7,151	$9,586

(1)	The 2005 and 2004 Statement of Changes in Stockholder’s Equity for Citibank, N.A. has been restated in accordance with SFAS No. 141, “Business Combinations” to reflect the impact of the bank consolidation project in which several affiliates were transferred between Citibank, N.A. and other affiliates under the common control of Citigroup. See Note 29 on page 156 for a full description of the bank consolidation project

29. CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

These condensed consolidating financial statement schedules are presented for purposes of additional analysis but should be considered in relation to the consolidated financial statements of Citigroup taken as a whole.

Bank Consolidation Project

During 2006, Citigroup began and completed a majority of its bank consolidation project, which called for the merger of its 12 U.S.-insured depository institutions into four, as well as the reorganization of its U.S. mortgage banking business. The first phase of this project was completed in July 2006, when CitiFinancial Credit Company (CCC), an indirect wholly owned subsidiary of Citigroup, transferred its ownership of Citicorp Trust Bank, fsb to Citigroup. The second phase occurred in October 2006, when Citigroup reduced its overall number of U.S.-insured depository institutions from twelve to five. Also during this phase, Citibank, N.A. transferred its investment in Citibank (South Dakota), N.A. (the Company’s primary banking entity responsible for U.S. credit card activities) to Citigroup. In addition, a majority of the Company’s U.S. consumer mortgage lending activity was consolidated within Citibank, N.A. as Citibank (West), FSB, Citibank Texas, N.A., Citibank, FSB and Citibank Delaware were merged into Citibank, N.A. The final phase of this consolidation project is expected to be completed at a later date with the merger of Citibank (Banamex USA) into Citibank, N.A.

Merger of Bank Holding Companies

On August 1, 2005, Citigroup merged its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. Coinciding with this merger, Citigroup assumed all existing indebtedness and outstanding guarantees of Citicorp.

During the 2005 second quarter, Citigroup also consolidated its capital markets funding activities into two legal entities: (i) Citigroup Inc., which issues long-term debt, trust preferred securities, and preferred and common stock, and (ii) Citigroup Funding Inc. (CFI), a first-tier subsidiary of Citigroup, which issues commercial paper, medium-term notes and structured equity-linked and credit-linked notes, all of which is guaranteed by Citigroup.

As part of the funding consolidation, Citigroup also guaranteed and continues to guarantee various debt obligations of Citigroup Global Markets Holdings Inc. (CGMHI) as well as all of the outstanding debt obligations under CGMHI’s publicly-issued securities. CGMHI no longer files periodic reports with the SEC and continues to be rated on the basis of a guarantee of its financial obligations from Citigroup.

The condensed financial statements on pages 157-164, which were restated, where applicable, to reflect the above reorganizations, include the financial results of the following Citigroup entities:

Citigroup Parent Company

The holding company, Citigroup Inc.

Citigroup Global Markets Holdings Inc. (CGMHI)

Citigroup guarantees various debt obligations of CGMHI as well as all of the outstanding debt obligations under CGMHI’s publicly-issued debt.

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

Associates First Capital Corporation (Associates)

A wholly owned subsidiary of Citigroup. Citigroup has issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of Associates. In addition, Citigroup guaranteed various debt obligations of Citigroup Finance Canada Inc. (CFCI), a wholly owned subsidiary of Associates. CFCI continues to issue debt in the Canadian market supported by a Citigroup guarantee. Associates is the immediate parent company of CCC.

Other Citigroup Subsidiaries

Includes all other subsidiaries of Citigroup, intercompany eliminations, and income/loss from discontinued operations.

Consolidating Adjustments

Includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries, investment in subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Statement of Income

	Year ended December 31, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$17,327	$—	$—	$—	$—	$—	$(17,327)	$—

Interest revenue	453	23,757	—	5,989	7,073	65,148	(5,989)	96,431
Interest revenue — intercompany	4,213	608	3,298	88	419	(8,538)	(88)	—
Interest expense	6,041	18,787	2,153	190	722	29,240	(190)	56,943
Interest expense — intercompany	(53)	2,940	890	1,710	2,472	(6,249)	(1,710)	—
Net interest revenue	$(1,322)	$2,638	$255	$4,177	$4,298	$33,619	$(4,177)	$39,488
Commissions and fees	$—	$9,830	$—	$66	$156	$9,549	$(66)	$19,535
Commissions and fees — intercompany	—	274	—	43	42	(316)	(43)	—
Principal transactions	44	4,028	(285)	—	15	3,906	—	7,708
Principal transactions — intercompany	(14)	(295)	152	—	—	157	—	—
Other income	126	3,879	46	458	618	18,215	(458)	22,884
Other income — intercompany	(120)	802	(18)	9	18	(682)	(9)	—
Total non-interest revenues	$36	$18,518	$(105)	$576	$849	$30,829	$(576)	$50,127
Total revenues, net of interest expense	$16,041	$21,156	$150	$4,753	$5,147	$64,448	$(22,080)	$89,615
Provisions for credit losses and for benefits and claims	$—	$70	$—	$1,209	$1,395	$6,490	$(1,209)	$7,955
Expenses
Compensation and benefits	$93	$11,240	$—	$759	$967	$17,977	$(759)	$30,277
Compensation and benefits — intercompany	7	1	—	137	138	(146)	(137)	—
Other expense	174	3,661	1	528	690	17,218	(528)	21,744
Other expense — intercompany	155	1,627	44	198	266	(2,092)	(198)	—
Total operating expenses	$429	$16,529	$45	$1,622	$2,061	$32,957	$(1,622)	$52,021
Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	$15,612	$4,557	$105	$1,922	$1,691	$25,001	$(19,249)	$29,639
Income taxes (benefits)	(757)	1,344	41	687	545	6,928	(687)	8,101
Minority interest, net of taxes	—	—	—	—	—	289	—	289
Equities in undistributed income of subsidiaries	5,169	—	—	—	—	—	(5,169)	—
Income from continuing operations	$21,538	$3,213	$64	$1,235	$1,146	$17,784	$(23,731)	$21,249
Income from discontinued operations, net of taxes	—	89	—	—	—	200	—	289
Net income	$21,538	$3,302	$64	$1,235	$1,146	$17,984	$(23,731)	$21,538

Condensed Consolidating Statement of Income

	Year Ended December 31, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$28,220	$—	$—	$—	$—	$—	$(28,220)	$—

Interest revenue	324	16,382	—	5,586	6,669	52,541	(5,586)	75,916
Interest revenue — intercompany	2,960	417	682	(69)	223	(4,282)	69	—
Interest expense	4,203	12,602	515	221	693	18,663	(221)	36,676
Interest expense — intercompany	(205)	986	158	1,311	1,649	(2,588)	(1,311)	—
Net interest revenue	$(714)	$3,211	$9	$3,985	$4,550	$32,184	$(3,985)	$39,240
Commissions and fees	$—	$8,287	$—	$13	$65	$8,791	$(13)	$17,143
Commissions and fees — intercompany	—	234	—	17	16	(250)	(17)	—
Principal transactions	292	4,313	(25)	—	(7)	1,870	—	6,443
Principal transactions — intercompany	15	(2,208)	15	1	1	2,177	(1)	—
Other income	356	3,158	30	621	546	16,726	(621)	20,816
Other income — intercompany	(248)	558	(28)	(23)	(16)	(266)	23	—
Total non-interest revenues	$415	$14,342	$(8)	$629	$605	$29,048	$(629)	$44,402
Total revenues, net of interest expense	$27,921	$17,553	$1	$4,614	$5,155	$61,232	$(32,834)	$83,642
Provisions for credit losses and for benefits and claims	$—	$27	$—	$1,849	$2,029	$6,990	$(1,849)	$9,046
Expenses
Compensation and benefits	$143	$9,392	$—	$726	$874	$15,363	$(726)	$25,772
Compensation and benefits — intercompany	6	1	—	130	131	(138)	(130)	—
Other expense	184	2,441	1	489	603	16,162	(489)	19,391
Other expense — intercompany	101	1,365	4	168	223	(1,693)	(168)	—
Total operating expenses	$434	$13,199	$5	$1,513	$1,831	$29,694	$(1,513)	$45,163
Income from continuing operations before taxes, minority interest, cumulative effect of accounting change, and equity in undistributed income of subsidiaries	$27,487	$4,327	$(4)	$1,252	$1,295	$24,548	$(29,472)	$29,433
Income taxes (benefits)	(315)	1,441	(2)	475	480	7,474	(475)	9,078
Minority interest, net of taxes	—	—	—	—	—	549	—	549
Equities in undistributed income of subsidiaries	(3,201)	—	—	—	—	—	3,201	—
Income from continuing operations before cumulative effect of accounting change	$24,601	$2,886	$(2)	$777	$815	$16,525	$(25,796)	$19,806
Income from discontinued operations, net of taxes	—	2,198	—	—	—	2,634	—	4,832
Cumulative effect of accounting change, net of taxes	(12)	—	—	—	—	(37)	—	(49)
Net income	$24,589	$5,084	$(2)	$777	$815	$19,122	$(25,796)	$24,589

Condensed Consolidating Statement of Income

	Year Ended December 31, 2004
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$7,503	$—	$—	$—	$—	$—	$(7,503)	$—

Interest revenue	305	9,843	—	5,853	7,038	46,435	(5,853)	63,621
Interest revenue — intercompany	2,229	165	—	(27)	90	(2,484)	27	—
Interest expense	2,808	6,162	—	262	831	12,203	(262)	22,004
Interest expense — intercompany	(218)	204	—	1,269	906	(892)	(1,269)	—
Net interest revenue	$(56)	$3,642	$—	$4,295	$5,391	$32,640	$(4,295)	$41,617
Commissions and fees	$—	$7,704	$—	$18	$68	$8,209	$(18)	$15,981
Commissions and fees — intercompany	(1)	241	—	1	1	(241)	(1)	—
Principal transactions	(154)	1,649	—	—	14	2,207	—	3,716
Principal transactions — intercompany	(18)	(802)	—	(12)	(12)	832	12	—
Other income	(361)	2,865	—	618	646	15,171	(618)	18,321
Other income — intercompany	430	612	—	9	18	(1,060)	(9)	—
Total non-interest revenues	$(104)	$12,269	$—	$634	$735	$25,118	$(634)	$38,018
Total revenues, net of interest expense	$7,343	$15,911	$—	$4,929	$6,126	$57,758	$(12,432)	$79,635
Provisions for credit losses and for benefits and claims	$—	$(2)	$—	$1,872	$2,074	$5,045	$(1,872)	$7,117
Expenses
Compensation and benefits	$104	$8,546	$—	$933	$1,058	$13,226	$(933)	$22,934
Compensation and benefits — intercompany	2	(5)	—	(1)	—	3	1	—
Other expense	104	8,913	—	645	775	17,056	(645)	26,848
Other expense — intercompany	94	1,057	—	152	173	(1,324)	(152)	—
Total operating expenses	$304	$18,511	$—	$1,729	$2,006	$28,961	$(1,729)	$49,782
Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	$7,039	$(2,598)	$—	$1,328	$2,046	$23,752	$(8,831)	$22,736
Income taxes (benefits)	(317)	(1,042)	—	482	553	7,270	(482)	6,464
Minority interest, net of taxes	—	—	—	—	—	218	—	218
Equities in undistributed income of subsidiaries	9,690	—	—	—	—	—	(9,690)	—
Income from continuing operations	$17,046	$(1,556)	$—	$846	$1,493	$16,264	$(18,039)	$16,054
Income from discontinued operations, net of taxes	—	115	—	—	—	877	—	992
Net income	$17,046	$(1,441)	$—	$846	$1,493	$17,141	$(18,039)	$17,046

Condensed Consolidating Balance Sheet

	December 31, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$3,752	$—	$216	$313	$22,449	$(216)	$26,514
Cash and due from banks — intercompany	21	669	—	172	190	(880)	(172)	—
Federal funds sold and resale agreements	—	269,949	—	—	—	12,868	—	282,817
Federal funds sold and resale agreements — intercompany	—	5,720	—	—	—	(5,720)	—	—
Trading account assets	38	281,290	—	—	36	112,561	—	393,925
Trading account assets — intercompany	224	6,257	1	—	9	(6,491)	—	—
Investments	9,088	—	—	2,290	2,808	261,695	(2,290)	273,591
Loans, net of unearned income	—	932	—	44,809	53,614	624,646	(44,809)	679,192
Loans, net of unearned income — intercompany	—	—	36,206	8,116	11,234	(47,440)	(8,116)	—
Allowance for loan losses	—	(60)	—	(954)	(1,099)	(7,781)	954	(8,940)
Total loans, net	$—	$872	$36,206	$51,971	$63,749	$569,425	$(51,971)	$670,252
Advances to subsidiaries	90,112	—	—	—	—	(90,112)	—	—
Investments in subsidiaries	146,904	—	—	—	—	—	(146,904)	—
Other assets	8,234	66,761	552	4,708	6,208	155,464	(4,708)	237,219
Other assets — intercompany	2,969	16,153	51,343	260	388	(70,853)	(260)	—
Total assets	$257,590	$651,423	$88,102	$59,617	$73,701	$960,406	$(206,521)	$1,884,318
Liabilities and stockholders’ equity
Deposits	$—	$—	$—	$—	$—	$712,041	$—	$712,041
Federal funds purchased and securities loaned or sold	—	304,470	—	—	—	44,765	—	349,235
Federal funds purchased and securities loaned or sold — intercompany	1,910	2,283	—	—	—	(4,193)	—	—
Trading account liabilities	5	106,174	51	—	—	39,657	—	145,887
Trading account liabilities — intercompany	128	2,829	93	—	—	(3,050)	—	—
Short-term borrowings	32	14,102	43,345	1,201	3,137	40,217	(1,201)	100,833
Short-term borrowings — intercompany	—	47,178	22,494	9,739	24,130	(93,802)	(9,739)	—
Long-term debt	125,351	28,719	18,847	2,904	13,222	102,355	(2,904)	288,494
Long-term debt — intercompany	399	24,038	1,644	33,050	24,349	(50,430)	(33,050)	—
Advances from subsidiaries	2,565	—	—	—	—	(2,565)	—	—
Other liabilities	6,246	95,113	139	1,362	1,194	65,353	(1,362)	168,045
Other liabilities — intercompany	1,171	6,498	179	628	334	(8,182)	(628)	—
Stockholders’ equity	119,783	20,019	1,310	10,733	7,335	118,240	(157,637)	119,783
Total liabilities and stockholders’ equity	$257,590	$651,423	$88,102	$59,617	$73,701	$960,406	$(206,521)	$1,884,318

Condensed Consolidating Balance Sheet

	December 31, 2005 (1)
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$96	$3,525	$—	$206	$331	$19,680	$(206)	$23,632
Cash and due from banks — intercompany	151	388	1	481	545	(1,085)	(481)	—
Federal funds sold and resale agreements	—	204,371	—	—	—	13,093	—	217,464
Federal funds sold and resale agreements — intercompany	—	5,870	—	—	—	(5,870)	—	—
Trading account assets	25	207,231	—	—	40	88,524	—	295,820
Trading account assets — intercompany	209	2,801	—	—	17	(3,027)	—	—
Investments	8,215	—	—	2,469	3,216	169,166	(2,469)	180,597
Loans, net of unearned income	—	1,120	—	41,408	50,225	532,158	(41,408)	583,503
Loans, net of unearned income — intercompany	—	—	18,057	6,058	8,581	(26,638)	(6,058)	—
Allowance for loan losses	—	(66)	—	(1,274)	(1,429)	(8,287)	1,274	(9,782)
Total loans, net	$—	$1,054	$18,057	$46,192	$57,377	$497,233	$(46,192)	$573,721
Advances to subsidiaries	71,470	—	—	—	—	(71,470)	—	—
Investments in subsidiaries	135,076	—	—	—	—	—	(135,076)	—
Other assets	5,694	65,451	8	4,953	6,575	125,075	(4,953)	202,803
Other assets — intercompany	2,317	9,075	32,905	239	367	(44,664)	(239)	—
Total assets	$223,253	$499,766	$50,971	$54,540	$68,468	$786,655	$(189,616)	$1,494,037
Liabilities and stockholders’ equity
Deposits	$—	$—	$—	$1	$1	$591,827	$(1)	$591,828
Federal funds purchased and securities loaned or sold	—	202,490	—	—	—	39,902	—	242,392
Federal funds purchased and securities loaned or sold — intercompany	1,370	1,734	—	—	—	(3,104)	—	—
Trading account liabilities	3	79,020	97	—	—	41,988	—	121,108
Trading account liabilities — intercompany	68	2,572	85	—	—	(2,725)	—	—
Short-term borrowings	34	10,391	33,440	1,520	3,103	19,962	(1,520)	66,930
Short-term borrowings — intercompany	—	29,579	11,209	5,989	8,815	(49,603)	(5,989)	—
Long-term debt	100,600	39,214	5,961	3,785	14,032	57,692	(3,785)	217,499
Long-term debt — intercompany	451	17,671	—	32,089	35,211	(53,333)	(32,089)	—
Advances from subsidiaries	4,275	—	—	—	—	(4,275)	—	—
Other liabilities	2,976	89,774	33	1,233	1,089	47,871	(1,233)	141,743
Other liabilities — intercompany	939	5,778	73	617	202	(6,992)	(617)	—
Stockholders’ equity	112,537	21,543	73	9,306	6,015	107,445	(144,382)	112,537
Total liabilities and stockholders’ equity	$223,253	$499,766	$50,971	$54,540	$68,468	$786,655	$(189,616)	$1,494,037

(1)	Reclassified to conform to the current period’s presentation.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$17,391	$(6,938)	$(142)	$3,646	$3,849	$(14,256)	$(3,646)	$(96)
Cash flows from investing activities
Change in loans	$—	$188	$—	$(5,805)	$(6,011)	$(350,239)	$5,805	$(356,062)
Proceeds from sales and securitizations of loans	—	—	—	—	—	253,176	—	253,176
Purchases of investments	(15,998)	—	—	(4,239)	(6,103)	(274,023)	4,239	(296,124)
Proceeds from sales of investments	4,700	—	—	957	1,703	80,596	(957)	86,999
Proceeds from maturities of investments	10,623	—	—	3,451	4,797	105,691	(3,451)	121,111
Changes in investments and advances — intercompany	(21,542)	—	(36,114)	(2,058)	(2,653)	60,309	2,058	—
Business acquisitions	—	(9)	—	—	—	9	—	—
Other investing activities	—	(4,427)	—	—	—	(8,879)	—	(13,306)
Net cash used in investing activities	$(22,217)	$(4,248)	$(36,114)	$(7,694)	$(8,267)	$(133,360)	$7,694	$(204,206)
Cash flows from financing activities
Dividends paid	$(9,826)	$—	$—	$—	$—	$—	$—	$(9,826)
Dividends paid — intercompany	—	(4,644)	—	—	—	4,644	—	—
Issuance of common stock	1,798	—	—	—	—	—	—	1,798
Redemption or retirement of preferred stock	(125)	—	—	—	—	—	—	(125)
Treasury stock acquired	(7,000)	—	—	—	—	—	—	(7,000)
Proceeds/(Repayments) from issuance of long-term debt — third-party, net	22,202	(11,353)	14,522	(881)	(810)	42,658	881	67,219
Proceeds/(Repayments) from issuance of long-term debt — intercompany, net	(52)	6,382	—	961	(10,862)	4,532	(961)	—
Change in deposits	—	—	—	(1)	—	121,203	1	121,203
Net change in short-term borrowings and other investment banking and brokerage borrowings — third-party	(2)	3,711	8,334	(320)	34	21,826	320	33,903
Net change in short-term borrowings and other advances — intercompany	(1,710)	17,598	12,224	3,750	15,446	(43,558)	(3,750)	—
Capital contributions from parent	—	—	1,175	238	235	(1,410)	(238)	—
Other financing activities	(685)	—	—	2	2	(59)	(2)	(742)
Net cash provided by financing activities	$4,600	$11,694	$36,255	$3,749	$4,045	$149,836	$(3,749)	$206,430
Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$645	$—	$645
Net cash provided by discontinued operations	$—	$—	$—	$—	$—	$109	$—	$109
Net (decrease)/increase in cash and due from banks	$(226)	$508	$(1)	$(299)	$(373)	$2,974	$299	$2,882
Cash and due from banks at beginning of period	247	3,913	1	687	876	18,595	(687)	23,632
Cash and due from banks at end of period from continuing operations	$21	$4,421	$—	$388	$503	$21,569	$(388)	$26,514
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(1,021)	$2,372	$49	$593	$86	$7,744	$(593)	$9,230
Interest	5,492	20,720	2,893	156	483	21,884	(156)	51,472
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$1,077	$1,103	$311	$(1,077)	$1,414

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$22,409	$(10,781)	$(95)	$3,441	$4,556	$15,955	$(3,441)	$32,044
Cash flows from investing activities
Change in loans	$—	$(59)	$—	$(4,584)	$(4,175)	$(286,766)	$4,584	$(291,000)
Proceeds from sales and securitizations of loans	—	—	—	—	493	244,842	—	245,335
Purchases of investments	(9,790)	—	—	(8,384)	(10,038)	(183,195)	8,384	(203,023)
Proceeds from sales of investments	7,140	—	—	7,148	7,627	67,836	(7,148)	82,603
Proceeds from maturities of investments	3,200	—	—	1,368	2,516	91,797	(1,368)	97,513
Changes in investments and advances—intercompany	(9,582)	—	(50,721)	(1,635)	(3,254)	63,557	1,635	—
Business acquisitions	—	(138)	—	—	—	(464)	—	(602)
Other investing activities	—	(1,266)	—	—	—	10,217	—	8,951
Net cash (used in) provided by investing activities	$(9,032)	$(1,463)	$(50,721)	$(6,087)	$(6,831)	$7,824	$6,087	$(60,223)
Cash flows from financing activities
Dividends paid	$(9,188)	$—	$—	$—	$—	$—	$—	$(9,188)
Dividends paid—intercompany	—	(1,646)	—	—	—	1,646	—	—
Issuance of common stock	1,400	—	—	—	—	—	—	1,400
Treasury stock acquired	(12,794)	—	—	—	—	—	—	(12,794)
Proceeds/(Repayments) from issuance of long-term debt— third-party, net	12,218	(3,581)	6,094	(529)	(2,370)	4,127	529	16,488
Proceeds/(Repayments) from issuance of long-term debt—intercompany, net	456	4,585	—	4,186	(5,443)	402	(4,186)	—
Change in deposits	—	—	—	(1)	—	27,713	1	27,713
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(87)	(15,423)	33,440	1,450	2,224	(9,991)	(1,450)	10,163
Net change in short-term borrowings and other advances— intercompany	(4,574)	28,988	11,208	(2,306)	8,152	(43,774)	2,306	—
Capital contributions from parent	—	—	75	128	—	(75)	(128)	—
Other financing activities	(696)	—	—	4	4	(6)	(4)	(698)
Net cash (used in) provided by financing activities	$(13,265)	$12,923	$50,817	$2,932	$2,567	$(19,958)	$(2,932)	$33,084
Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$(1,840)	$—	$(1,840)
Net cash used in discontinued operations	$—	$—	$—	$—	$—	$(46)	$—	$(46)
Net increase in cash and due from banks	$112	$679	$1	$286	$292	$1,935	$(286)	$3,019
Cash and due from banks at beginning of period	135	3,234	—	401	584	16,660	(401)	20,613
Cash and due from banks at end of period from continuing operations	$247	$3,913	$1	$687	$876	$18,595	$(687)	$23,632
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(544)	$977	$—	$748	$110	$8,078	$(748)	$8,621
Interest	4,095	12,889	608	205	418	14,071	(205)	32,081
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$1,044	$1,028	$240	$(1,044)	$1,268

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2004
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$7,512	$(18,407)	$—	$2,074	$12,702	$(3,916)	$(2,074)	$(2,109)
Cash flows from investing activities
Change in loans	$—	$(233)	$—	$5,406	$5,151	$(264,669)	$(5,406)	$(259,751)
Proceeds from sales and securitizations of loans	—	—	—	—	—	206,421	—	206,421
Purchases of investments	(17,092)	—	—	(2,605)	(4,272)	(174,539)	2,605	(195,903)
Proceeds from sales of investments	10,161	—	—	2,446	3,086	99,223	(2,446)	112,470
Proceeds from maturities of investments	5,830	—	—	486	1,694	55,794	(486)	63,318
Changes in investments and advances — intercompany	(12,368)	—	—	(340)	(975)	13,343	340	—
Business acquisitions	—	(590)	—	(1,250)	(1,250)	(1,837)	1,250	(3,677)
Other investing activities	—	(2,827)	—	—	(178)	(174)	—	(3,179)
Net cash (used in) provided by investing activities	$(13,469)	$(3,650)	$—	$4,143	$3,256	$(66,438)	$(4,143)	$(80,301)
Cash flows from financing activities
Dividends paid	$(8,375)	$—	$—	$—	$—	$—	$—	$(8,375)
Dividends paid — intercompany	—	(1,292)	—	—	—	1,292	—	—
Issuance of common stock	912	—	—	—	—	—	—	912
Treasury stock acquired	(779)	—	—	—	—	—	—	(779)
Proceeds/(Repayments) from issuance of long-term debt — third-party, net	16,616	8,373	—	(1,038)	(3,667)	4,756	1,038	26,078
Proceeds/(Repayments) from issuance of long-term debt — intercompany, net	(153)	5,948	—	(3,319)	(11,676)	5,881	3,319	—
Change in deposits	—	—	—	2	—	65,651	(2)	65,651
Net change in short-term borrowings and other investment banking and brokerage borrowings — third-party	(310)	3,357	—	28	(766)	(6,644)	(28)	(4,363)
Net change in short-term borrowings and other advances — intercompany	(1,431)	359	—	(1,600)	353	719	1,600	—
Capital contributions from parent	—	4,100	—	—	(380)	(3,720)	—	—
Other financing activities	(511)	—	—	(448)	5	4,526	448	4,020
Net cash provided by (used in) financing activities	$5,969	$20,845	$—	$(6,375)	$(16,131)	$72,461	$6,375	$83,144
Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$731	$—	$731
Net cash used in discontinued operations	$—	$—	$—	$—	$—	$(128)	$—	$(128)
Net increase/(decrease) in cash and due from banks	$12	$(1,212)	$—	$(158)	$(173)	$2,710	$158	$1,337
Cash and due from banks at beginning of period	123	4,446	—	559	757	13,950	(559)	19,276
Cash and due from banks at end of period from continuing operations	$135	$3,234	$—	$401	$584	$16,660	$(401)	$20,613
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(403)	$1,695	$—	$746	$61	$5,455	$(746)	$6,808
Interest	2,876	5,649	—	205	478	9,541	(205)	18,544
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$636	$696	$350	$(636)	$1,046

30. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2006				2005
In millions of dollars, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues, net of interest expense	$23,828	$21,422	$22,182	$22,183	$20,779	$21,498	$20,169	$21,196
Operating expenses	13,958	11,936	12,769	13,358	11,374	11,413	10,972	11,404
Provisions for credit losses and for benefits and claims	2,348	2,117	1,817	1,673	2,144	2,840	2,032	2,030
Income from continuing operations before income taxes, minority interest, and cumulative effect of accounting change	$7,522	$7,369	$7,596	$7,152	$7,261	$7,245	$7,165	$7,762
Income taxes	2,241	2,020	2,303	1,537	2,251	2,164	2,179	2,484
Minority interest, net of taxes	152	46	31	60	38	93	255	163
Income from continuing operations before cumulative effect of accounting change	$5,129	$5,303	$5,262	$5,555	$4,972	$4,988	$4,731	$5,115
Income from discontinued operations, net of taxes	—	202	3	84	2,009	2,155	342	326
Cumulative effect of accounting change, net of taxes (1)	—	—	—	—	(49)	—	—	—
Net income	$5,129	$5,505	$5,265	$5,639	$6,932	$7,143	$5,073	$5,441
Earnings per share (2)
Basic
Income from continuing operations	$1.05	$1.08	$1.07	$1.13	$1.00	$0.98	$0.92	$0.99
Net income	1.05	1.13	1.07	1.14	1.39	1.41	0.99	1.06
Diluted
Income from continuing operations	$1.03	$1.06	$1.05	$1.11	$0.98	$0.97	$0.91	$0.98
Net income	1.03	1.10	1.05	1.12	1.37	1.38	0.97	1.04
Common stock price per share
High	$56.41	$50.23	$50.37	$49.29	$49.64	$46.51	$47.84	$49.78
Low	49.38	46.40	47.41	45.05	44.31	43.05	44.59	44.35
Close	55.70	49.67	48.25	47.23	48.53	45.52	46.23	44.94
Dividends per share of common stock	$0.49	$0.49	$0.49	$0.49	$0.44	$0.44	$0.44	$0.44

(1)	Accounting change in the 2005 fourth quarter represents the adoption of FIN 47.
(2)	Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full-year.

FINANCIAL DATA SUPPLEMENT (Unaudited)

RATIOS

	2006	2005 (1)	2004 (1)
Net income to average assets	1.28%	1.64%	1.20%
Return on common stockholders’ equity (2)	18.8	22.3	17.0
Return on total stockholders’ equity (3)	18.6	22.1	16.8
Total average equity to average assets	6.88	7.41	7.14
Dividends declared per common share as a percentage of income per diluted common share	45.5	37.1	49.1

(1)	Reclassified to conform to current period’s presentation.
(2)	Based on net income less preferred stock dividends as a percentage of average common stockholders’ equity.
(3)	Based on net income less preferred stock dividends as a percentage of average total stockholders’ equity.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S. (1)

	2006		2005		2004
In millions of dollars at year end	Average balance	Average interest rate	Average balance	Average interest rate	Average balance	Average interest rate
Banks	$50,478	3.56%	$29,794	5.21%	$32,067	2.99%
Other demand deposits	156,197	2.53	140,105	1.65	121,588	1.11
Other time and savings deposits (2)	229,376	4.01	203,041	2.92	179,916	2.43
Total	$436,051	3.42%	$372,940	2.62%	$333,571	2.00%

(1)	Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries. See Note 23 to the Consolidated Financial Statements on page 148.
(2)	Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS ($100,000 OR MORE) IN U.S. OFFICES

In millions of dollars at year end 2006	Under 3 Months	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
Certificates of deposit	$12,136	$21,190	$1,572	$3,837
Other time deposits	945	54	38	6

SHORT-TERM AND OTHER BORROWINGS (1)

	Federal funds purchased and securities sold under agreements to repurchase (2)			Commercial paper			Other funds borrowed (2)
In millions of dollars	2006	2005	2004	2006	2005	2004	2006	2005	2004
Amounts outstanding at year end	$349,235	$242,392	$209,555	$43,695	$34,159	$25,638	$57,138	$32,771	$31,129
Average outstanding during the year (3)	290,663	245,595	212,132	$32,468	26,106	32,799	39,047	31,725	28,051
Maximum month-end outstanding	349,235	279,021	240,169	43,695	34,751	39,469	57,138	33,907	34,719
Weighted-average interest rate
During the year (3) (4)	6.00%	4.83%	2.77%	4.96%	3.11%	1.28%	4.13%	4.06%	3.53%
At year end (5)	4.81%	3.77%	2.37%	5.28%	4.30%	2.26%	4.47%	3.85%	2.54%

(1)	Original maturities of less than one year.
(2)	Rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(3)	Excludes discontinued operations.
(4)	Interest rates include the effects of risk management activities. See Notes 19 and 23 to the Consolidated Financial Statements on pages 139 and 148, respectively.
(5)	Based on contractual rates at year end.

LEGAL AND REGULATORY REQUIREMENTS

Bank Holding Company/Financial Holding Company

Citigroup’s ownership of Citibank, N.A. (Citibank) and other banks makes Citigroup a “bank holding company” under U.S. law. Bank holding companies are generally limited to the business of banking, managing or controlling banks, and other closely related activities. Because Citigroup’s subsidiary banks are “well capitalized” and “well managed” under U.S. banking regulations, and have satisfactory ratings under the U.S. Community Reinvestment Act, Citigroup has qualified as a “financial holding company,” which permits the Company to engage in a broader range of financial activities in the U.S. and abroad. These activities include underwriting and dealing in securities, insurance underwriting and brokerage, and making investments in non-financial companies for a limited period of time, as long as the Company does not manage the non-financial company’s day-to-day activities, and the Company’s banking subsidiaries engage only in permitted cross-marketing with the non-financial company.

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

Dividends

The Company’s bank holding companies and banking subsidiaries are limited in their ability to pay dividends. (See Note 20 to the Consolidated Financial Statements on page 142.) In addition to specific limitations on the dividends that subsidiary banks can pay to their holding companies, federal regulators could prohibit a dividend that would be an unsafe or unsound banking practice.

It is FRB policy that bank holding companies pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Moreover, bank holding companies should not maintain dividend levels that undermine the company’s ability to be a source of strength to its banking subsidiaries.

Transactions with Nonbank Subsidiaries

A banking subsidiary’s transactions with a holding company or nonbank subsidiary generally are limited to 10% of the banking subsidiary’s capital stock and surplus, with an aggregate limit of 20% of the banking subsidiary’s capital stock and surplus for all such transactions. Such transactions must be on arm’s-length terms, and certain credit transactions must be fully secured by approved forms of collateral.

Liquidation

The Company’s right to participate in the distribution of assets of a subsidiary upon the subsidiary’s liquidation will be subordinate to the claims of the subsidiary’s creditors. If the subsidiary is an insured depository institution, the Company’s claim as a stockholder or creditor will be subordinated to the claims of depositors and other general or subordinated creditors.

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

An FDIC-insured financial institution that is affiliated with a failed FDIC-insured institution may have to indemnify the FDIC for losses resulting from the insolvency of the failed institution, even if this causes the indemnifying institution also to become insolvent. Obligations of a subsidiary depository institution to a parent company are subordinate to the subsidiary’s indemnity liability and the claims of its depositors.

Other Bank and Bank Holding Company Regulation

The Company and its banking subsidiaries are subject to other regulatory limitations, including requirements for banks to maintain reserves against deposits; requirements as to risk-based capital and leverage (see “Capital Resources and Liquidity” on page 86 and Note 20 to the Consolidated Financial Statements on page 142); restrictions on the types and amounts of loans that may be made and the interest that may be charged; and limitations on investments that can be made and services that can be offered.

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

Privacy and Data Security

Under U.S. federal law, the Company must disclose its privacy policy to consumers, permit consumers to “opt out” of having non-public customer information disclosed to third parties, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections.

The Company is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure its proper disposal and to notify customers of unauthorized disclosure, consistent with applicable law or regulation.

Non-U.S. Regulation

A substantial portion of the Company’s revenues is derived from its operations outside the U.S., which are subject to the local laws and regulations of the host country. Those requirements affect how the local activities are organized and the manner in which they are conducted. The Company’s foreign activities are thus subject to both U.S. and foreign legal and regulatory requirements and supervision, including U.S. laws prohibiting companies from doing business in certain countries.

SECURITIES REGULATION

Certain of Citigroup’s subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements of the regulatory and exchange authorities of the jurisdictions in which they operate.

Subsidiaries’ registrations include as broker-dealer and as investment adviser with the SEC and as futures commission merchant and commodity pool operator with the Commodity Futures Trading Commission (CFTC). Subsidiaries’ memberships include the New York Stock Exchange, Inc. (NYSE) and other principal United States securities exchanges, as well as the National Association of Securities Dealers, Inc. (NASD) and the National Futures Association (NFA).

Citigroup’s primary U.S. broker-dealer subsidiary, Citigroup Global Markets Inc. (CGMI), is registered as a broker-dealer in all 50 states, the District of Columbia, Puerto Rico, Taiwan and Guam. CGMI is also a primary dealer in U.S. Treasury securities and a member of the principal United States futures exchanges. CGMI is subject to extensive regulation, including minimum capital requirements, which are issued and enforced by, among others, the SEC, the CFTC, the NFA, the NASD, the NYSE, various other self-regulatory organizations of which CGMI is a member and the securities administrators of the 50 states, the District of Columbia, Puerto Rico and Guam. The SEC and the CFTC also require certain registered broker-dealers (including CGMI) to maintain records concerning certain financial and securities activities of affiliated companies that may be material to the broker-dealer, and to file certain financial and other information regarding such affiliated companies.

Citigroup’s securities operations abroad are conducted through various subsidiaries and affiliates, principally Citigroup Global Markets Limited in London and Nikko Citigroup Limited (a joint venture between CGMHI and Nikko Cordial) in Tokyo. Its securities activities in the United Kingdom, which include investment banking, trading, and brokerage services, are subject to the Financial Services and Markets Act of 2000, which regulates organizations that conduct investment businesses in the United Kingdom including capital and liquidity requirements and to the rules of the Financial Services Authority. Nikko Citigroup Limited is a registered foreign securities company in Japan and, as such, its activities in Japan are subject to Japanese law applicable to non-Japanese securities firms and are regulated principally by the Financial Services Agency. These and other subsidiaries of Citigroup are also members of various securities and commodities exchanges and are subject to the rules and regulations of those exchanges. Citigroup’s other offices abroad are also subject to the jurisdiction of foreign financial services regulatory authorities.

CGMI is a member of the Securities Investor Protection Corporation (SIPC), which, in the event of the liquidation of a broker-dealer, provides protection for customers’ securities accounts held by the firm of up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances. To supplement the SIPC coverage, CGMI has purchased for the benefit of its customers additional protection, subject to an aggregate loss limit of $600 million and a per client cash loss limit of up to $1.9 million.

Unresolved SEC Staff Comments

The Company is in discussion with the SEC regarding the Consolidated Statement of Cash Flows classification of loan securitizations.

CAPITAL REQUIREMENTS

As a registered broker-dealer, CGMI is subject to the SEC’s Net Capital Rule. CGMI computes net capital under the alternative method of the Net Capital Rule, which requires the maintenance of minimum net capital equal to 2% of aggregate debit items (as defined). A member of the NYSE may be required to reduce its business if its net capital is less than 4% of aggregate debit balances (as defined) and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. Furthermore, the Net Capital Rule does not permit withdrawal of equity or subordinated capital if the resulting net capital would be less than 5% of such aggregate debit balances.

The Net Capital Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Under the Net Capital Rule, equity capital cannot be withdrawn from a broker-dealer without the prior approval of that broker-dealer’s designated examining authority (in the case of CGMI, the NYSE) in certain circumstances, including when net capital after the withdrawal would be less than (i) 120% of the minimum net capital required by the Net Capital Rule, or (ii) 25% of the broker-dealer’s securities position “haircuts.” “Haircuts” is the term used for deductions from capital of certain specified percentages of the market value of securities to reflect the possibility of a market decline prior to disposition. In addition, the Net Capital Rule requires broker-dealers to notify the SEC and the appropriate self-regulatory organization two business days before any withdrawals of excess net capital if the withdrawals (in the aggregate over any 30-day period) would exceed the greater of $500,000 or 30% of the broker-dealer’s excess net capital, and two business days after any withdrawals (in the aggregate over any 30-day period) that exceeds the greater of $500,000 or 20% of excess net capital. The Net Capital Rule also authorizes the SEC to order a freeze (for up to 20 business days) on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital (when aggregated with all other withdrawals during the previous 30 days) and the SEC believes that such a withdrawal may be detrimental to the financial integrity of the broker-dealer or may jeopardize the broker-dealer’s ability to pay its customers.

GENERAL BUSINESS FACTORS

In the Company’s judgment, no material part of the Company’s business depends upon a single customer or group of customers, the loss of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company’s consolidated revenues.

PROPERTIES

Citigroup’s principal executive offices are located at 399 Park Avenue in New York City. Citigroup, and certain of its subsidiaries, is the largest tenant of this building. The Company also has office space in Citigroup Center (153 E. 53rd St. in New York City) under a long-term lease. Citibank leases a building in Long Island City, New York, and has a long-term lease on a building at 111 Wall Street in New York City, which are totally occupied by the Company and certain of its subsidiaries.

CGMHI owns its principal offices in a building at 388 Greenwich Street in New York City, and also owns the neighboring building at 390 Greenwich Street, both of which are fully occupied by the Company and certain of its subsidiaries.

Banamex has its principal offices in Mexico City in facilities that are part owned and part leased by it. Banamex has office and branch sites throughout Mexico, most of which it owns.

The Company owns other offices and certain warehouse space, none of which is material to the Company’s financial condition or operations.

The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 26 to the Consolidated Financial Statements on page 151.

LEGAL PROCEEDINGS

Enron Corp.

Beginning in 2002, Citigroup, CGMI and certain executive officers and current and former employees (along with, in many cases, other investment banks and certain Enron officers and directors, lawyers and/or accountants) were named as defendants in a series of individual and putative class action lawsuits related to Enron. The putative securities class action and all remaining individual actions (other than actions brought as part of Enron’s Chapter 11 bankruptcy proceeding) were consolidated or coordinated in the United States District Court for the Southern District of Texas. The consolidated securities class action, brought on behalf of a putative class of individuals who purchased Enron securities (NEWBY, et al. v. ENRON CORP., et al.), alleged violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended. Citigroup agreed to settle this action on June 10, 2005. Under the terms of the settlement, approved by the District Court on May 24, 2006, Citigroup will make a pretax payment of $2.01 billion to the settlement class, which consists of all purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. In light of this settlement, plaintiffs in three individual securities actions, which are part of the NEWBY class, have agreed to dismiss their lawsuits against Citigroup: CALIFORNIA PUBLIC EMPLOYEES’ RETIREMENT SYSTEM v. BANC OF AMERICA SECURITIES LLC, et al.; HEADWATERS CAPITAL LLC v. LAY, et al.; and VARIABLE ANNUITY LIFE INS. CO. v. CREDIT SUISSE FIRST BOSTON CORP., et al. Plaintiffs in two other cases, not part of the NEWBY class, have also voluntarily dismissed their claims against Citigroup: STEINER v. ENRON CORP., et al. and TOWN OF NEW HARTFORD v. LAY, et al.

A number of other individual actions have been settled and/or dismissed. On October 26, 2006, Citigroup, along with certain other investment bank defendants, agreed to settle an action brought by four Ohio state pension funds that purchased Enron securities, PUBLIC EMPLOYEES RETIREMENT SYSTEM OF OHIO, et al. v. FASTOW, et al. In December 2006, Citigroup agreed to settle three actions brought by various investment funds and insurance companies that purchased Enron securities: AMERICAN NATIONAL INSURANCE COMPANY, et al. v. CITIGROUP INC., et al.; WESTBORO PROPERTIES, LLC, et al. v. CITIGROUP INC., et al.; and RAVENSWOOD I, L.L.C., et al. v. CITIGROUP INC., et al. On December 15, 2006, the District Court dismissed with prejudice 10 cases brought by clients of a single law firm in connection with the purchase and holding of Enron securities (also dismissing third-party claims against Citigroup): ADAMS, et al. v. ARTHUR ANDERSEN, et al.; AHLICH, et al. v. ARTHUR ANDERSEN, et al.; BULLOCK, et al. v. ARTHUR ANDERSEN, et al.; CHOUCROUN, et al. v. ARTHUR ANDERSEN, et al.; DELGADO, et al. v. ARTHUR ANDERSEN, et al.; GUY, et al. v. ARTHUR ANDERSEN, et al.; JOSE, et al. v. ARTHUR ANDERSEN, et al.; ODAM, et al. v. ENRON CORP., et al.; PEARSON, et al. v. FASTOW, et al.; and ROSEN, et al. v. FASTOW, et al. Plaintiffs filed a notice of appeal in each of the ten cases on January 5, 2007.

Additional actions against Citigroup and its affiliates were filed beginning in 2002 in the Southern District of Texas and other various jurisdictions. Certain of these remain pending, including: (i) actions brought by investors in Enron securities; (ii) actions brought by commercial banks that participated in Enron revolving credit facilities and/or purchasers of Enron bank debt in the secondary market; (iii) actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breach of fiduciary duty; (iv) actions brought by the Attorney General of Connecticut in connection with an Enron-related transaction; (v) an action brought by certain trusts that issued securities linked to Enron’s credit, by the related indenture trustee and certain holders of those securities; (vi) an action brought by a utility, alleging that Citigroup and others aided Enron in fraudulently overcharging for electricity; and (vii) actions by a bank that entered into credit derivative swap transactions with Citibank.

Research

WorldCom, Inc. Beginning in 2002, Citigroup, CGMI and certain executive officers and current and former employees (along with, in many cases, other investment banks, certain WorldCom officers and directors, and/or accountants) were named as defendants in a series of individual and putative class action lawsuits relating to the underwriting of WorldCom securities and the issuance of research analyst reports concerning WorldCom. The putative class action and the majority of the individual actions were consolidated in the United States District Court for the Southern District of New York as In re WORLDCOM, INC. SECURITIES LITIGATION; certain individual actions remained pending in other state and federal courts. Citigroup settled the consolidated putative class action in May 2004. Citigroup has now settled all but four of the WorldCom-related individual actions. One of the four remaining actions, HOLMES, et al. v. GRUBMAN, et al., was dismissed by the District Court; an appeal is pending in the United States Court of Appeals for the Second Circuit.

Telecommunications Research Class Actions. Beginning in 2002, Citigroup, CGMI and certain executive officers and current and former employees were named as defendants in a series of putative class action lawsuits, alleging violations of the federal securities laws, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, in connection with Citigroup research analyst reports concerning seven issuers: AT&T Corp. (“AT&T”), Winstar Communications, Inc. (“Winstar”), Level 3 Communications, Inc. (“Level 3”), Metromedia Fiber Network, Inc. (“MFN”), XO Communications, Inc. (“XO”), Williams Communications Group Inc. (“Williams”), and Focal Communications, Inc. (“Focal”). These putative class actions were assigned to a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The court consolidated these actions into seven separate proceedings corresponding to the seven issuers of securities involved.

Citigroup has settled five of the seven actions. On August 17, 2006, the court approved Citigroup’s settlement of the AT&T action, In re SALOMON ANALYST AT&T LITIGATION. On September 29, 2006, the court approved Citigroup’s settlements of the Level 3, XO and Williams actions, In re SALOMON ANALYST LEVEL 3 LITIGATION, In re SALOMON ANALYST XO LITIGATION, and In re SALOMON ANALYST WILLIAMS LITIGATION, respectively. On November 14, 2006, the court preliminarily approved Citigroup’s settlement of the Focal action, LOS ANGELES CITY EMPLOYEES RETIREMENT ASSOCIATION v. CITIGROUP. A hearing on the final approval of the Focal settlement is scheduled for March 23, 2007.

The Winstar action, In re SALOMON ANALYST WINSTAR LITIGATION, was dismissed with prejudice in its entirety on January 6, 2005. The MFN action, In re SALOMON ANALYST METROMEDIA LITIGATION, remains pending. On January 6, 2005, the District Court granted in part and denied in part Citigroup’s motion to dismiss the claims against it. On June 20, 2006, the District Court certified the plaintiff class in the MFN action. The District Court’s class certification decision is on appeal in the United States Court of Appeals for the Second Circuit.

Global Crossing, Ltd. In January 2004, the Global Crossing Estate Representative filed an adversary action in the United States Bankruptcy Court for the Southern District of New York against Citigroup and several other banks seeking to rescind the payment of a loan made to a Global Crossing subsidiary. Citigroup moved to dismiss the action in May 2004, and the motion remains pending.

Qwest-related Actions. Beginning in 2003, Citigroup and CGMI (along with, in many cases, other investment banks, certain Qwest officers and directors and accountants) were named as defendants in a series of actions alleging violations of state and federal securities laws in connection with the underwriting of, and research analyst reports concerning, Qwest Communications International Inc. (“Qwest”). Citigroup either settled or obtained dismissal of several such cases. In October 2006, Citigroup settled the two remaining Qwest-related actions: CALIFORNIA STATE TEACHERS’ RETIREMENT SYSTEM v. QWEST COMMUNICATIONS INTERNATIONAL INC., et al., and STATE UNIVERSITIES RETIREMENT SYSTEM OF ILLINOIS v. QWEST COMMUNICATIONS INTERNATIONAL INC., et al.

Customer Class Actions. On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY, a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain customers who maintained guided portfolio management accounts at Smith Barney.

In March 2004, a putative research-related customer class action alleging various state law claims arising out of the issuance of allegedly misleading research analyst reports, DISHER v. CITIGROUP GLOBAL MARKETS INC., was filed in Illinois state court. Citigroup removed this action to federal court, and in August 2005 the United States Court of Appeals for the Seventh Circuit reversed the District Court’s August 2004 order remanding the case to state court, and directed the District Court to dismiss plaintiffs’ claims as pre-empted. On June 26, 2006, the United States Supreme Court granted plaintiffs’ petition for a writ of certiorari, vacated the Seventh Circuit’s opinion and remanded the case to the Seventh Circuit for further proceedings. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal from the District Court’s removal order for lack of appellate jurisdiction. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court.

Arbitrations. In addition to the various lawsuits discussed above, similar claims against Citigroup and certain of its affiliates relating to research analyst reports concerning the securities mentioned above, and other securities, are pending in numerous arbitrations around the country.

Parmalat

Beginning in 2004, Citigroup and Citibank, N.A. (along with, in many cases, other investment banks and certain Parmalat officers and/or accountants) were named as defendants in a series of class action complaints filed in the United States District Court for the Southern District of New York relating to the collapse of Parmalat Finanziaria S.P.A. (“Parmalat”) and consolidated under the caption In re PARMALAT SECURITIES LITIGATION. The consolidated amended complaint, filed on October 18, 2004, alleges violations of Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and seeks unspecified damages on behalf of a putative class of purchasers of Parmalat securities between January 5, 1999 and December 18, 2003. On January 10, 2005, the Citigroup defendants filed a motion to dismiss the action, which the District Court granted in part and denied in part on July 13, 2005. Plaintiffs filed a second amended consolidated complaint on August 25, 2005. On September 21, 2006, plaintiffs filed a motion for class certification, which is currently pending. On October 10, 2006, defendants moved for judgment on the pleadings dismissing the claims of all foreign purchasers for lack of subject matter jurisdiction; that motion is also still pending.

On July 29, 2004, Enrico Bondi, as extraordinary commissioner of Parmalat and other affiliated entities (“Bondi”), filed a lawsuit in New Jersey Superior Court against Citigroup, Citibank, N.A. and certain allegedly controlled Citigroup entities, alleging that the Citigroup defendants participated in fraud committed by the officers and directors of Parmalat and seeking unspecified damages. The action alleges a variety of claims under New Jersey state law, including fraud, negligent misrepresentation, violations of the New Jersey Fraudulent Transfer Act and violations of the New Jersey RICO statute. The Citigroup defendants filed a motion to dismiss the action, which was granted in part and denied in part. The Citigroup defendants answered the complaint and filed counterclaims alleging causes of action for fraud, negligent misrepresentation, conversion and breach of warranty. Bondi’s motion to dismiss the counterclaims was denied. On July 14, 2006, the New Jersey Appellate Division affirmed the denial of Citigroup’s motion to dismiss the complaint. On September 19, 2006, the New Jersey Supreme Court denied Citigroup’s motion for leave to appeal from the Appellate Division’s decision. On December 18, 2006, Citigroup made a renewed motion to dismiss for forum non conveniens, which was denied on January 22, 2007.

Citigroup (along with, among others, numerous other investment banks, certain former Parmalat officers and accountants) also is involved in various Parmalat-related proceedings in Italy. In one such action, the Milan prosecutor has initiated proceedings seeking the indictment of numerous individuals, including a Citigroup employee, for offenses under Italian law that arise out of the collapse of Parmalat. In connection with this proceeding, the Milan prosecutor may also seek administrative remedies. In addition, a number of private parties, including former investors in Parmalat securities, have applied to join the Milan proceedings as civil claimants and are seeking unspecified civil damages against numerous parties, including Citigroup. In Parma, a public prosecutor is conducting a criminal investigation into alleged bankruptcy offenses relating to the collapse of Parmalat. That investigation is ongoing.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGMI, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the “Citigroup Parties”). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGMI is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District of New York were filed. In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Without admitting any liability, CGMI and numerous other financial institution defendants settled IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, and the settlement was approved in November 2006. Two of the additional remaining individual complaints have been settled.

Allied Irish Bank

On January 31, 2006, the United States District Court for the Southern District of New York partially denied motions filed by Citibank and a co-defendant to dismiss a complaint filed by Allied Irish Bank, P.L.C. (“AIB”) in May 2003, seeking compensatory and punitive damages in connection with losses sustained by a subsidiary of AIB in 2000—2002. The complaint alleges that defendants are liable for fraudulent and fictitious foreign currency trades entered by one of AIB’s traders through defendants, who provided prime brokerage services. The court’s ruling on the motions to dismiss allowed plaintiff’s common law claims, including fraudulent concealment and aiding and abetting fraud, to proceed.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the “MDL action”), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citigroup defendants’ motion to dismiss the consolidated complaint was substantially granted; a motion to dismiss the remaining claim has been filed. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (the class actions were dismissed with leave to replead state law claims of unjust enrichment).

Issues in the mutual-fund industry continue to receive scrutiny by various government regulators and SROs. CGMI reached an agreement in principle with the NYSE to settle a matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

In April 2002, consolidated amended complaints were filed against CGMI and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Defendants’ motion to dismiss was denied. On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGMI is not a defendant in any of the six focus cases. In December 2006, the United States Court of Appeals for the Second Circuit reversed the District Court and held that the matter could not proceed as a class action. The plaintiffs filed a petition for rehearing in January 2007.

IPO Antitrust Litigation

Beginning in March 2001, several putative class actions that were later consolidated into a single class action were filed in the Southern District of New York against CGMI and other investment banks, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. A separate putative class action was filed against the same underwriter defendants as well as certain institutional investors alleging commercial bribery claims under the Robinson Patman Act arising out of similar allegations regarding IPO allocation conduct. On November 3, 2003, the District Court granted CGMI’s motion to dismiss the consolidated amended complaint in the antitrust case and the Robinson Patman complaint. Plaintiffs thereafter appealed the District Court’s order dismissing the two actions. On September 28, 2005, the Second Circuit vacated the District Court’s decision and ordered the cases remanded to the District Court. In December 2006, the United States Supreme Court granted the underwriter defendants’ petition for certiorari to review the Second Circuit’s decision and set oral argument for March 2007.

Wage & Hour Employment Actions

Numerous financial services firms, including Citigroup and its affiliates, have been named in putative class actions alleging that certain present and former employees in California were entitled to overtime pay under state and federal laws; were subject to certain allegedly unlawful deductions under state law; or were entitled to reimbursement for employment-related expenses incurred by them. The first of these class actions filed in the Fall of 2004 in the United States District Court for the Northern District of California, BAHRAMIPOUR v. CITIGROUP GLOBAL MARKETS INC., seeks damages and injunctive relief on behalf of a putative class of California employees. Similar complaints have been subsequently filed against CGMI on behalf of certain statewide or nationwide putative class in (i) the United States District Courts for the Southern District of New York, the District of New Jersey, the Eastern District of New York, the District of Massachusetts, and the Middle District of Pennsylvania; and (ii) the New Jersey Superior Court. Without admitting any liability, CGMI has reached an agreement in principle, which is subject to court approval, to a nationwide settlement for up to approximately $98 million of various class actions asserting violations of state and federal laws relating to overtime and violations of various state laws relating to alleged unlawful payroll deductions.

Other

The Securities and Exchange Commission is conducting a non-public investigation into the Company’s treatment of certain potential Argentina- related losses in the 2001 fourth quarter and the treatment of certain specific tax reserves and releases during the period 2000 to 2004 related to the Associates businesses acquired in the 2000 fourth quarter. In connection with these matters, the SEC has subpoenaed witness testimony and certain accounting and internal controls-related information for the years 1997 to 2004. The Company is cooperating with the SEC in its investigation. The Company cannot predict the outcome of the investigation.

Beginning in June 2005, certain participants in the Citigroup Pension Plan (the “Plan”) filed putative class action complaints against the Plan and other Citigroup defendants, alleging that certain aspects of the Plan violate provisions of ERISA. The claims were later consolidated as IN RE: CITIGROUP PENSION PLAN ERISA LITIGATION in the United States District Court for the Southern District of New York. In December 2006, the District Court denied defendants’ summary judgment motion; granted summary judgment to plaintiffs on their backloading, age discrimination and notice claims; and ordered the Plan reformed to comply with ERISA. The District Court also granted plaintiffs’ motion for class certification. On January 23, 2007, defendants moved the District Court for entry of a partial, appealable final judgment with respect to the backloading and age discrimination rulings, permission to file an interlocutory appeal from the summary judgment order, and for a stay pending proceedings in the Second Circuit.

In 2002, a shareholder derivative action CARROLL v. WEILL, et al., was filed in New York state court alleging claims against Citigroup directors in connection with Citigroup’s activities with Enron and other matters. The court dismissed the complaint in October 2002, the Appellate Division affirmed the dismissal in December 2003, and in May 2004, the New York Court of Appeals denied plaintiff’s motion for leave to appeal that affirmance. Since that date, Citigroup has received a shareholder demand containing allegations similar to those set forth in the CARROLL action, and a supplemental letter containing various additional allegations relating to other activities of Citigroup. In February 2006, the parties reached an agreement in principle to settle this dispute, and a fairness hearing is scheduled for February 28, 2007.

Settlement Payments

Payments required in settlement agreements described above have been made or are covered by existing litigation reserves.

********

Additional lawsuits containing claims similar to those described above may be filed in the future.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

Under its long-standing repurchase program (which was expanded in the 2006 second quarter as noted below), the Company buys back common shares in the market or otherwise from time to time.

The following table summarizes the Company’s share repurchases during 2006:

In millions, except per share amounts	Total shares repurchased	Average price paid per share	Dollar value of remaining authorized repurchase program
First quarter 2006
Open market repurchases (1)	42.9	$46.58	$2,412
Employee transactions (2)	8.7	46.40	N/A
Total first quarter 2006	51.6	$46.55	$2,412
Second quarter 2006
Open market repurchases	40.8	$48.98	$10,412
Employee transactions	2.8	49.71	N/A
Total second quarter 2006	43.6	$49.02	$10,412
Third quarter 2006
Open market repurchases	40.9	$48.90	$8,412
Employee transactions	1.5	48.75	N/A
Total third quarter 2006	42.4	$48.89	$8,412
October 2006
Open market repurchases	7.2	$50.41	$8,049
Employee transactions	4.4	50.98	N/A
November 2006
Open market repurchases	5.7	$50.16	$7,764
Employee transactions	0.5	50.45	N/A
December 2006
Open market repurchases	6.5	$54.34	$7,412
Employee transactions	7.4	54.52	N/A
Fourth quarter 2006
Open market repurchases	19.4	$51.66	$7,412
Employee transactions	12.3	53.09	N/A
Total fourth quarter 2006	31.7	$52.21	$7,412
Year-to-date 2006
Open market repurchases	144.0	$48.60	$7,412
Employee transactions	25.3	50.15	N/A
Total year-to-date 2006	169.3	$48.83	$7,412

(1)	All open market repurchases were transacted under an existing authorized share repurchase plan. On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.
(2)	Consists of shares added to treasury stock related to activity on employee stock option program exercises, where the employee delivers existing shares to cover the option exercise, or under the Company’s employee restricted or deferred stock program, where shares are withheld to satisfy tax requirements.
N/A	Not applicable

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	253,085,543	(1)	$41.53	(2)	315,900,909	(3)
Equity compensation plans not approved by security holders	14,186,619	(4)	$47.37	(5)	0	(6)
Total	267,272,162		$41.87		315,900,909

(1)	Includes 59.22 million shares issuable upon the vesting of deferred stock awards. Does not include an aggregate of 6.01 million shares subject to outstanding options granted by predecessor companies under plans assumed by Citigroup in connection with mergers and acquisitions. Citigroup has not made any awards under these plans, and they are not considered as a source of shares for future awards. The weighted-average exercise price of such options is $43.94 per share. Some of the assumed options also entitled the holders to receive Litigation Tracking Warrants (LTWs) upon exercise, in addition to the shares underlying the options. The LTWs were issued in 1998 to holders of the outstanding common stock of Golden State Bancorp Inc. (GSB), and assumed by Citigroup upon the acquisition of GSB in 2002. In 2005, following resolution of certain litigation against the U.S. government by Glendale Federal Bank, FSB, the LTWs became exercisable for a 60-day period entitling the holders to receive upon exercise 0.02302 share of Citigroup common stock and $0.6725 net cash payment after deducting the $0.0002 exercise price per LTW. Holders of unexercised GSB options who would have received LTWs had their options been exercised before the start of the LTW exercise period are entitled to receive the LTW consideration whenever the underlying GSB options are exercised. This could result in the issuance of less than 1,000 additional shares of Citigroup common stock if all the LTW options that remain outstanding are exercised in full.
(2)	As described in footnote 1 above, does not include 6.01 million shares subject to outstanding options under certain plans assumed by Citigroup in connection with mergers and acquisitions, and 59.22 million shares subject to deferred stock awards.
(3)	Does not include shares that were available for issuance under plans approved by shareholders of acquired companies but under which Citigroup does not make any awards. Of the number of shares available for future issuance, 249.50 million of such shares are available under plans that provide for awards of restricted stock, in addition to (or in lieu of) options, warrants and rights.
(4)	Includes 2.14 million shares issuable upon the vesting of deferred stock awards. Does not include 287,018 shares subject to outstanding options under a plan assumed by Citigroup in a merger. Citigroup has not made any awards under this plan, and it is not considered as a source of shares for future awards by Citigroup. The weighted-average exercise price of such options is $46.33 per share.
(5)	As described in footnote 4 above, does not include 287,018 shares subject to outstanding options under a plan assumed by Citigroup in a merger, and 2.14 million shares subject to deferred stock awards.
(6)	Does not include plans of acquired companies under which Citigroup does not make any awards. Also does not include up to 4.59 million shares available for purchase pursuant to the Travelers Group Stock Purchase Plan for PFS Representatives. This plan allows eligible Primerica Financial Services (PFS) representatives to use their earned commissions to periodically purchase shares of Citigroup common stock at current market prices. A limited number of high performers may purchase shares, subject to plan limits, at discounts of up to 25%. The discount is funded by Primerica Financial Services and is considered additional compensation. Shares are purchased on the open market; no newly issued or treasury shares are used in this program.

Most of Citigroup’s outstanding equity awards were granted under three stockholder approved plans—the Citigroup 1999 Stock Incentive Plan (the 1999 Plan); the Travelers Group Capital Accumulation Plan; and the 1997 Citicorp Stock Incentive Plan. There were no offerings under the Citigroup 2000 Stock Purchase Plan since the final purchase date under the last offering under this plan in 2005. A small percentage of equity awards have been granted under several plans that have not been approved by stockholders, primarily the Citigroup Employee Incentive Plan. Generally, awards are made to employees participating in Citigroup’s stock option, stock award or stock purchase programs.

All of the plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors (the Committee), which is comprised entirely of non-employee independent directors. Persons eligible to participate in Citigroup’s equity plans are selected by management from time to time subject to the Committee’s approval.

Effective April 19, 2005, stockholders approved amendments to the 1999 Plan, and the other plans mentioned above (with the exception of the 2000 Stock Purchase Plan) were terminated as a source of shares for future awards.

The following disclosure is provided with respect to plans that have not been submitted to stockholders for approval, and which remain active only with respect to previously granted awards. Additional information regarding Citigroup’s equity compensation programs can be found in Note 8 to the Company Consolidated Financial Statements on page 122.

Non-Stockholder Approved Plans

The Citigroup Employee Incentive Plan, originally adopted by the Board of Directors in 1991, was amended by the Board of Directors on April 17, 2001. This plan was used to grant stock options and restricted or deferred stock awards to participants in the Citigroup Capital Accumulation Program (CAP) and to new hires. Executive officers and directors of the Company were not eligible to participate in this plan. CAP is an incentive and retention award program pursuant to which a specified portion of a participant’s incentive compensation (or commissions) is delivered in the form of a restricted or deferred stock award, or in some cases, restricted or deferred stock and stock options. Vesting periods for restricted and deferred stock awards under this plan, including awards pursuant to CAP, were generally from three to five years. Stock options awarded under this plan, including CAP options, are non-qualified stock options. Options granted prior to January 1, 2003 have 10-year terms and vest at a rate of 20% per year, with the first vesting date generally occurring 12 to 18 months following the grant date. Options granted on or after January 1, 2003, but prior to January 1, 2005, generally have six-year terms and vest at a rate of one-third per year, with the first vesting date generally occurring 12 to 18 months following the grant date. Options granted under this plan in 2005 generally have six-year terms and vest at a rate of 25% per year. Generally, the terms of restricted and deferred stock awards and options granted under the Citigroup Employee Incentive Plan provide that the awards will be canceled if an employee leaves the Company, except in cases of disability or death, or after satisfying certain age and years of service requirements.

Additionally, since December 2001, deferred stock awards that used to be made under certain deferred compensation plans administered by Citigroup Global Markets Holdings Inc. were made under the Citigroup Employee Incentive Plan. These plans provide for deferred stock awards to employees who meet certain specified performance targets. Generally, the awards vest in five years. Awards are canceled if an employee voluntarily leaves the Company prior to vesting. Effective April 19, 2005, all equity awards provided for by these deferred compensation plans are being granted under the 1999 Plan. Deferred stock awards granted under the Salomon Smith Barney Inc. Branch Managers Asset Deferred Bonus Plan, the Salomon Smith Barney Inc. Asset Gathering Bonus Plan, the Salomon Smith Barney Inc. Directors’ Council Milestone Bonus Plan and the Salomon Smith Barney Inc. Stock Bonus Plan for FC Associates prior to December 2001 remain outstanding.

The Travelers Group Capital Accumulation Plan for PFS Representatives (PFS CAP) and similar plans were adopted by Citigroup at various times. These plans provided for CAP awards and other restricted stock awards to agents of certain subsidiaries or affiliates of Citigroup. Awards are no longer being granted from these plans, and of awards previously granted from these plans, only awards from PFS CAP remain outstanding. Beginning in July 2002, awards that used to be granted pursuant to PFS CAP were made under the Employee Incentive Plan; these awards are now being made under the 1999 Plan.

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

The Citigroup 2000 International Stock Purchase Plan was adopted in 2000 to allow employees outside the United States to participate in Citigroup’s stock purchase programs. The terms of the international plan are identical to the terms of the stockholder-approved Citigroup 2000 Stock Purchase Plan, except that it is not intended to be qualified under Section 423 of the United States Internal Revenue Code. The number of shares available for issuance under both plans may not exceed the number authorized for issuance under the stockholder-approved plan.

Executive Officers

Citigroup’s Executive Officers on February 23, 2007 are:

Name	Age	Position and Office Held
Ajay Banga	47	Chairman & CEO, Global Consumer Group — International
Sir Winfried F.W. Bischoff	65	Chairman, Citigroup Europe
David C. Bushnell	52	Senior Risk Officer
Robert Druskin	59	Chief Operating Officer
Steven J. Freiberg	49	Chairman & CEO, Global Consumer Group — North America
John C. Gerspach	53	Controller and Chief Accounting Officer
Michael S. Helfer	61	General Counsel and Corporate Secretary
Lewis B. Kaden	64	Vice Chairman and Chief Administrative Officer
Michael Klein	43	Co-President, Corporate and Investment Banking
Sallie L. Krawcheck	42	Chief Financial Officer
Thomas G. Maheras	44	Co-President, Corporate and Investment Banking
Manuel Medina-Mora	56	Chairman & CEO, Latin America & Mexico; CEO, Banamex
Charles Prince	57	Chairman & Chief Executive Officer
William R. Rhodes	71	Senior Vice Chairman; Chairman, President & CEO, Citibank, N.A.
Robert E. Rubin	68	Chairman of the Executive Committee
Stephen R. Volk	70	Vice Chairman

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
•

Ms. Krawcheck joined Citigroup in 2002, serving as Chairman and Chief Executive Officer of Smith Barney until November 2004. Prior to 2002, Ms. Krawcheck was Chairman and Chief Executive Officer of Sanford C. Bernstein & Co., LLC and an Executive Vice President of Bernstein’s parent company, Alliance Capital Management, L.P. from 2001.

•	Mr. Volk joined Citigroup in July 2004. From 2001 to 2004, Mr. Volk was Chairman of Credit Suisse First Boston. Before that, Mr. Volk was a partner at Shearman & Sterling.

10-K CROSS-REFERENCE INDEX

This Annual Report on Form 10-K incorporates the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2006 results.

Form 10-K

Item Number		Page

Part I

1.	Business	2, 4 95, 120-121, 167–176

1A.	Risk Factors	58

1B.	Unresolved Staff Comments	168

2.	Properties	169

3.	Legal Proceedings	169–173

4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	87, 165, 174,
178–179

6.	Selected Financial Data	3

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4–95

7A.	Quantitative and Qualitative Disclosures about Market Risk	121–122,
132–141, 143–147

8.	Financial Statements and Supplementary Data	104–166

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

9A.	Controls and Procedures	96, 100

9B.	Other Information	Not Applicable

Part III

10.	Directors, Executive Officers and Corporate Governance	176, 178, 180 *

11.	Executive Compensation	**

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	175–176 ***

13.	Certain Relationships and Related Transactions, and Director Independence	****

14.	Principal Accountant Fees and Services	*****

Part IV

15.	Exhibits and Financial Statement Schedules	178

*	For additional information regarding Citigroup Directors, see the material under the captions “Corporate Governance,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Citigroup’s Annual Meeting of Stockholders to be held on April 17, 2007, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.
**	See the material under the captions “The Personnel and Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation” in the Proxy Statement, incorporated herein by reference.
***	See the material under the captions “About the Annual Meeting” and “Stock Ownership” in the Proxy Statement, incorporated herein by reference.
****	See the material under the captions “Corporate Governance—Director Independence,” “Proposal 1: Election of Directors,” “Executive Compensation” and “Certain Transactions and Relationships, Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, incorporated herein by reference.
*****	See the material under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, incorporated herein by reference.
None of the foregoing incorporation by reference shall include the information referred to in Item 402(a)(8) of Regulation S-K.

CORPORATE INFORMATION

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

•	Citigroup’s Restated Certificate of Incorporation, as amended,
•	Citigroup’s By-Laws,
•	Instruments Defining the Rights of Security Holders, including Indentures,
•	Material Contracts, including certain compensatory plans available only to officers and/or directors,
•	Statements re: Computation of Ratios,
•	Code of Ethics for Financial Professionals,
•	Subsidiaries of the Registrant,
•	Consent of Expert,
•	Powers of Attorney of Directors Armstrong, Belda, David, Derr, Deutch, Hernandez Ramirez, Jordan, Kleinfeld, Liveris, Mecum, Mulcahy, Parsons, Rodin, Rubin, and Thomas.
•	CEO and CFO certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

A more detailed exhibit index has been filed with the SEC. Stockholders may obtain copies of that index, or any of the documents in that index, by writing to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd floor, New York, New York 10043, or on the Internet at http://www.sec.gov.

Financial Statements filed for Citigroup Inc. and Subsidiaries:

•	Consolidated Statement of Income
•	Consolidated Balance Sheet
•	Consolidated Statement of Changes in Stockholders’ Equity
•	Consolidated Statement of Cash Flows
•	Consolidated Balance Sheet (Citibank, N.A.)

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-K

Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

Commission File Number 1-9924

Citigroup Inc.

Incorporated in the State of Delaware

IRS Employer Identification Number: 52-1568099

Address: 399 Park Avenue

New York, New York 10043

Telephone: 212 559 1000

Stockholder Information

Citigroup common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “C.”

Citigroup Preferred Stock Series F, G, H, and M are also listed on the New York Stock Exchange.

Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by Citigroup of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 4, 2006.

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

Telephone No. 781 575 4555

Toll-free No. 888 250 3985

Facsimile No. 201 324 3284

E-mail address: Citibank@shareholders-online.com

Exchange Agent

Holders of Golden State Bancorp, Associates First Capital Corporation, Citicorp or Salomon Inc common stock, Citigroup Inc. Preferred Stock Series J, K, Q, R, S, T, or U, or Salomon Inc Preferred Stock Series D or E should arrange to exchange their certificates by contacting:

Citibank Stockholder Services

P.O. Box 43035

Providence, RI 02940-3035

Telephone No. 781 575 4555

Toll-free No. 888 250 3985

Facsimile No. 201 324 3284

E-mail address: Citibank@shareholders-online.com

The 2006 Form 10-K filed with the Securities and Exchange Commission by the Company, as well as annual and quarterly reports, are available from Citigroup Document Services toll free at 877 936 2737 (outside the United States at 718 765 6514), by e-mailing a request to docserve@citigroup.com, or by writing to:

Citigroup Document Services

140 58th Street, Suite 8G

Brooklyn, NY 11220

Copies of this annual report and other Citigroup financial reports can be viewed or retrieved through the Company’s Web site at http://www.citigroup.com by clicking on the “Investor Relations” page and selecting “SEC Filings” or through the SEC’s Web site at http://www.sec.gov.

Corporate Governance Materials

The following materials, which have been adopted by the Company, are available free of charge on the Company’s Web site at http://www.citigroup.com under the “Corporate Governance” page or by writing to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd floor, New York, New York 10043: the Company’s (i) corporate governance guidelines, (ii) code of conduct, (iii) code of ethics for financial professionals, and (iv) charters of (a) the audit and risk management committee, (b) the personnel and compensation committee, (c) the public affairs committee, and (d) the nomination and governance committee. The code of ethics for financial professionals applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. Amendments and waivers, if any, to the code of ethics for financial professionals will be disclosed on the Company’s Web site.

Securities Registered Pursuant to Section 12 (b) and (g) of the Exchange Act

A list of Citigroup securities registered pursuant to Section 12 (b) and (g) of the Securities Exchange Act of 1934 is filed as an exhibit herewith and is available from Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd floor, New York, New York 10043 or on the Internet at http://www.sec.gov.

As of February 5, 2007, Citigroup had 4,902,502,630 shares of common stock outstanding.

As of February 5, 2007, Citigroup had approximately 202,684 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

Citigroup is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Citigroup is required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act of 1934.

Citigroup (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein nor in Citigroup’s 2007 Proxy Statement incorporated by reference in Part III of this Form 10-K.

Citigroup is a large accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).

Citigroup is not a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).

The aggregate market value of Citigroup common stock held by non-affiliates of Citigroup on February 5, 2007 was approximately $281.7 billion.

Certain information has been incorporated by reference as described herein into Part III of this annual report from Citigroup’s 2007 Proxy Statement.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2007.

Citigroup Inc.

(Registrant)

Sallie Krawcheck

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2007.

Citigroup’s Chairman and Principal Executive Officer:

Charles Prince

Citigroup’s Principal Financial Officer:

Sallie Krawcheck

Citigroup’s Principal Accounting Officer:

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
Klaus Kleinfeld

Sallie Krawcheck

CITIGROUP BOARD OF DIRECTORS

C. Michael Armstrong

Chairman, Board of Trustees

Johns Hopkins Medicine, Health System Corporation and Hospital

Alain J.P. Belda

Chairman and

Chief Executive Officer

Alcoa Inc.

George David

Chairman and

Chief Executive Officer

United Technologies Corporation

Kenneth T. Derr

Chairman, Retired

Chevron Corporation

John M. Deutch

Institute Professor

Massachusetts Institute

of Technology

Roberto Hernández Ramírez

Chairman

Banco Nacional de Mexico

Ann Dibble Jordan

Consultant

Klaus Kleinfeld

President and

Chief Executive Officer

Siemens AG

Andrew N. Liveris

Chairman and

Chief Executive Officer

The Dow Chemical Company

Dudley C. Mecum

Managing Director

Capricorn Holdings, LLC

Anne Mulcahy

Chairman and

Chief Executive Officer

Xerox Corporation

Richard D. Parsons

Chairman and

Chief Executive Officer

Time Warner Inc.

Charles Prince

Chairman and

Chief Executive Officer

Citigroup Inc.

Judith Rodin

President

Rockefeller Foundation

Robert E. Rubin

Chairman, Executive Committee

Citigroup Inc.

Franklin A. Thomas

Consultant

TFF Study Group

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.01.1	Restated Certificate of Incorporation of Citigroup Inc. (the “Company”), incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 filed December 15, 1998 (No. 333-68949).

3.01.2	Certificate of Designation of 5.321% Cumulative Preferred Stock, Series YY, of the Company, incorporated by reference to Exhibit 4.45 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed January 22, 1999 (No. 333-68949).

3.01.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 18, 2000, incorporated by reference to Exhibit 3.01.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-9924).

3.01.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 17, 2001, incorporated by reference to Exhibit 3.01.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 1-9924).

3.01.5	Certificate of Designation of 6.767% Cumulative Preferred Stock, Series YYY, of the Company, incorporated by reference to Exhibit 3.01.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-9924) (the “Company’s 2001 10-K”).

3.01.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 18, 2006, incorporated by reference to Exhibit 3.01.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (File No. 1-9924).

3.02	By-Laws of the Company, as amended, effective January 17, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 19, 2007 (File No. 1-9924).

10.01.1*	Travelers Group 1996 Stock Incentive Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-9924) (the “Company’s September 30, 1997 10-Q”).

10.01.2*	Amendment to Travelers Group 1996 Stock Incentive Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.03.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the “Company’s 1999 10-K”).

10.02.1*	Travelers Group Inc. Retirement Benefit Equalization Plan (as amended and restated as of January 2, 1996) (the “Travelers Retirement Plan”), incorporated by reference to Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-9924) (the “Company’s 1998 10-K”).

10.02.2*	Amendment to the Travelers Retirement Plan, included as part of the Action of the Senior Human Resources Officer dated January 3, 2002, incorporated by reference to Exhibit 10.04.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-9924) (the “Company’s 2005 10-K”).

10.03*	Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (as of September 21, 2004), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 (File No. 1-9924).

10.04.1*	Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (pursuant to the Amended and Restated Compensation Plan for Non-Employee Directors), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2005 (File No. 1-9924).

10.04.2*	Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (effective November 1, 2006), incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (File No. 1-9924) (the “Company’s September 30, 2006 10-Q”).

10.05.1*	Supplemental Retirement Plan of the Company, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-9924).

10.05.2*	Amendment to the Company’s Supplemental Retirement Plan, incorporated by reference to Exhibit 10.06.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-9924).

10.06*	Citigroup 1999 Executive Performance Plan (effective January 1, 1999), incorporated by reference to Annex B to the Company’s Proxy Statement dated March 8, 1999 (File No. 1-9924).

10.07.1*	Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.02 to the Company’s September 30, 1997 10-Q.

10.07.2*	Amendment to the Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.08.2 to the Company’s 1999 10-K.

10.08*	The Travelers Inc. Deferred Compensation and Partnership Participation Plan, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1994 (File No. 1-9924).

10.09*	The Travelers Insurance Deferred Compensation Plan (formerly The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan) (as amended through December 10, 1998), incorporated by reference to Exhibit 10.10 to the Company’s 1998 10-K.

10.10*	The Travelers Corporation Directors’ Deferred Compensation Plan (as amended November 7, 1986), incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of The Travelers Corporation for the fiscal year ended December 31, 1986 (File No. 1-5799).

10.11	Citigroup Employee Incentive Plan, amended and restated as of April 17, 2001, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-9924) (the “Company’s 2002 10-K”).

10.12	Citigroup 2000 Stock Purchase Plan (effective May 1, 2000), amended and restated as of February 28, 2003, incorporated by reference to Exhibit 10.14 to the Company’s 2002 10-K.

10.13.1*	Citicorp 1988 Stock Incentive Plan, incorporated by reference to Exhibit 4 to Citicorp’s Registration Statement on Form S-8 filed April 25, 1988 (No. 2-47648).

10.13.2*	Amendment to the Citicorp 1988 Stock Incentive Plan, incorporated by reference to Exhibit 10.16.2 to the Company’s 1999 10-K.

10.14*	1994 Citicorp Annual Incentive Plan for Selected Executive Officers, incorporated by reference to Exhibit 10 to Citicorp’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994 (File No. 1-5378).

10.15.1*	Citicorp 1997 Stock Incentive Plan, incorporated by reference to Citicorp’s 1997 Proxy Statement filed February 26, 1997 (File No. 1-5378).

10.15.2*	Amendment to the Citicorp 1997 Stock Incentive Plan, incorporated by reference to Exhibit 10.19.2 to the Company’s 1999 10-K.

10.16.1*	Supplemental Executive Retirement Plan of Citicorp and Affiliates (as amended and restated effective January 1, 1998), incorporated by reference to Exhibit 10.20.1 to the Company’s 1999 10-K.

10.16.2*	First Amendment to the Supplemental Executive Retirement Plan of Citicorp and Affiliates (as amended and restated effective January 1, 1998), incorporated by reference to Exhibit 10.20.2 to the Company’s 1999 10-K.

10.17.1*	Supplemental ERISA Compensation Plan of Citibank, N.A. and Affiliates, as amended and restated (the “Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.(G) to Citicorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5378).

10.17.2*	Amendment to the Citibank Supplemental ERISA Plan (the “Amended Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.21.2 to the Company’s 1999 10-K.

10.17.3*	Amendment to the Amended Citibank Supplemental ERISA Plan, included as part of, and incorporated by reference to, Exhibit 10.04.1 to the Company’s 2005 10-K.

10.18*	Supplemental ERISA Excess Plan of Citibank, N.A. and Affiliates, as amended and restated, incorporated by reference to Exhibit 10.(H) to Citicorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5378).

10.19.1*	Citicorp Directors’ Deferred Compensation Plan, Restated May 1, 1988, incorporated by reference to Exhibit 10.23 to the Company’s 1998 10-K.

10.19.2*	Amendment to the Citicorp Directors’ Deferred Compensation Plan (effective as of December 31, 2001), incorporated by reference to Exhibit 10.22.2 to the Company’s 2001 10-K.

10.20.1*	Letter Agreement, dated as of October 26, 1999 (the “1999 Letter Agreement”), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.24 to the Company’s 1999 10-K.

10.20.2*	Amendment to the 1999 Letter Agreement, dated as of February 6, 2002 (the “2002 Letter Agreement”), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.23.2 to the Company’s 2001 10-K.

10.20.3*	Amendment to the 2002 Letter Agreement, dated as of February 10, 2003 (the “2003 Letter Agreement”), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.23.3 to the Company’s 2002 10-K.

10.20.4*	Amendment to the 2003 Letter Agreement, dated as of March 10, 2004 (the “2004 Letter Agreement”), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 (File No. 1-9924).

10.20.5*	Amendment to the 2004 Letter Agreement, dated as of January 18, 2005 (the “January 2005 Letter Agreement”), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2005 (File No. 1-9924).

10.20.6*	Amendment to the January 2005 Letter Agreement, dated as of March 14, 2005 (the “March 2005 Letter Agreement”), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2005 (File No. 1-9924).

10.20.7*	Amendment to the March 2005 Letter Agreement, dated as of December 19, 2005 (the “December 2005 Letter Agreement”), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.22.7 to the Company’s 2005 10-K.

10.20.8*	Amendment to the December 2005 Letter Agreement, dated as of March 22, 2006 (the “March 2006 Letter Agreement”), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (File No. 1-9924) (the “Company’s March 31, 2006 10-Q”).

10.20.9*	Aircraft Time Sharing Agreement, dated August 10, 2006, between Citiflight, Inc. and Robert E. Rubin, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2006 (File No. 1-9924).

10.20.10*+	Amendment to the March 2006 Letter Agreement, dated as of December 26, 2006, between the Company and Robert E. Rubin.

10.20.11*+	Trust Agreement under Robert E. Rubin Employment Arrangement, dated February 2, 2000 (the “February 2000 Trust Agreement”), between the Company and The Northern Trust Company.

10.20.12*+	First Amendment to the February 2000 Trust Agreement, dated as of December 26, 2006, between the Company and The Northern Trust Company.

10.21*	Letter Agreement, dated October 30, 2002, between the Company and Sallie Krawcheck, incorporated by reference to Exhibit 10.28 to the Company’s 2002 10-K.

10.22*	Citigroup 1999 Stock Incentive Plan (as amended and restated effective April 19, 2005), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2005 (File No. 1-9924).

10.23*	Form of Citigroup Directors’ Stock Option Grant Notification, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-9924).

10.24	Lease, dated as of September 25, 2002, between BP 399 Park Avenue LLC (as Landlord) and Citigroup Inc. (as Tenant), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 1-9924).

10.25*	Primerica Retirement Benefit Equalization Plan, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-9924).

10.26.1*	Form of Citigroup Equity Award Agreement, incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 1-9924) (the “Company’s September 30, 2004 10-Q”).

10.26.2*	Form of Citigroup Equity Award Agreement (revised), incorporated by reference to Exhibit 10.28.1 to the Company’s 2005 10-K.

10.26.3*	Form of Citigroup Equity Award Agreement (effective November 1, 2006), incorporated by reference to Exhibit 10.04 to the Company’s September 30, 2006 10-Q.

10.27.1*	Form of Reload Option Grant Notification, incorporated by reference to Exhibit 10.03 to the Company’s September 30, 2004 10-Q.

10.27.2*	Form of Citigroup Reload Stock Option Grant Notification (effective November 1, 2006), incorporated by reference to Exhibit 10.03 to the Company’s September 30, 2006 10-Q.

10.28	Acquisition Agreement, dated as of January 31, 2005, by and between the Company and MetLife, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2005 (File No. 1-9924).

10.29	Transaction Agreement, dated as of June 23, 2005, by and between the Company and Legg Mason, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2005 (File No. 1-9924).

10.30	Global Distribution Agreement, dated as of June 23, 2005, by and between the Company and Legg Mason, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2005 (File No. 1-9924).

10.31*	Letter, dated as of May 1, 2006, to Roberto Hernandez Ramirez, incorporated by reference to Exhibit 10.02 to the Company’s March 31, 2006 10-Q.

10.32*	Citigroup Management Committee Termination Notice and Non-Solicitation Policy, effective October 2, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2006 (File No. 1-9924).

10.33*+	Agreement, dated August 3, 2004, between the Company and Stephen Volk.

12.01+	Calculation of Ratio of Income to Fixed Charges.

12.02+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

14.01	Code of Ethics, incorporated by reference to Exhibit 14.01 to the Company’s 2002 10-K.

21.01+	Subsidiaries of the Company.

23.01+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.01+	Powers of Attorney.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	Residual Value Obligation Certificate.

99.02+	List of Securities Registered Pursuant to Section 12(b) and Section 12(g) of the Securities Exchange Act of 1934.

99.03+	Unaudited Condensed Financial Statements and Notes of Tribeca Global Investments L.P. for the fiscal year ended November 30, 2006.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2006 Annual Report on Form 10-K) to security holders who make written request therefor to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043.

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

+ Filed herewith.