Form 10-Q
period 2007-03-31
CITIGROUP INC
filed 2007-05-04
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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

Common stock outstanding as of March 31, 2007: 4,946,439,087

Available on the Web at www.citigroup.com

Citigroup Inc.

TABLE OF CONTENTS

		Page No.
Part I—Financial Information
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited) - Three Months Ended March 31, 2007 and 2006	80
	Consolidated Balance Sheet - March 31, 2007 (Unaudited) and December 31, 2006	81
	Consolidated Statement of Changes in Stockholders' Equity (Unaudited) - Three Months Ended March 31, 2007 and 2006	82
	Consolidated Statement of Cash Flows (Unaudited) - Three Months Ended March 31, 2007 and 2006	83
	Consolidated Balance Sheet—Citibank, N.A. and Subsidiaries March 31, 2007 (Unaudited) and December 31, 2006	84
	Notes to Consolidated Financial Statements (Unaudited)	85
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4 - 76
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54, 55 57 - 59 102 - 104
Item 4.	Controls and Procedures	77
Part II—Other Information
Item 1.	Legal Proceedings	122
Item 1A.	Risk Factors	122
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	123
Item 4.	Submission of Matters to a Vote of Security Holders	124
Item 6.	Exhibits	126
Signatures		127
Exhibit Index		128

THE COMPANY

        Citigroup Inc. (Citigroup and, together with its subsidiaries, the Company) is a diversified global financial services holding company. Our businesses provide a broad range of financial services to consumer and corporate customers. Citigroup has more than 200 million customer accounts and does business in more than 100 countries. Citigroup was incorporated in 1988 under the laws of the State of Delaware.

        The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Some of the Company's subsidiaries are subject to supervision and examination by their respective federal and state authorities.

        This quarterly report on Form 10-Q should be read in conjunction with Citigroup's 2006 Annual Report on Form 10-K.

        The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043. The headquarters' telephone number is 212 559 1000. Additional information about Citigroup is available on the Company's Web site at www.citigroup.com. Citigroup's annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to these reports are available free of charge through the Company's web site by clicking on the "Investor Relations" page and selecting "SEC Filings." The Securities and Exchange Commission (SEC) web site contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

        Citigroup is managed along the following segment and product lines:

(1)
Disclosure includes Canada and Puerto Rico.

CITIGROUP INC. AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL DATA

	Three Months Ended March 31,
In millions of dollars, except per share amounts			% Change
	2007	2006
Net interest revenue	$10,570	$9,766	8%
Non-interest revenue	14,889	12,417	20

Revenues, net of interest expense	$25,459	$22,183	15%
Restructuring expense	1,377	—	—
Other operating expenses	14,194	13,358	6
Provisions for credit losses and for benefits and claims	2,967	1,673	77

Income from continuing operations before taxes and minority interest	$6,921	$7,152	(3)%
Income taxes	1,862	1,537	21
Minority interest, net of taxes	47	60	(22)

Income from continuing operations	$5,012	$5,555	(10)%
Income from discontinued operations, net of taxes(1)	—	84	NM

Net Income	$5,012	$5,639	(11)%

Earnings per share
Basic:
Income from continuing operations	$1.02	$1.13	(10)%
Net income	1.02	1.14	(11)
Diluted:
Income from continuing operations	1.01	1.11	(9)
Net income	1.01	1.12	(10)
Dividends declared per common share	$0.54	$0.49	10

At March 31:
Total assets	$2,020,966	$1,586,201	27%
Total deposits	738,521	627,358	18
Long-term debt	310,768	227,165	37
Mandatorily redeemable securities of subsidiary trusts	9,440	6,166	53
Common stockholders' equity	121,083	113,418	7
Total stockholders' equity	122,083	114,418	7

Ratios:
Return on common stockholders' equity(2)	17.1%	20.3%
Return on risk capital(3)	31%	41%
Return on invested capital(3)	17%	20%

Tier 1 Capital	8.26%	8.60%
Total Capital	11.48	11.80
Leverage(4)	4.84	5.22

Common stockholders' equity to assets	5.99%	7.15%
Dividends declared(5)	53.5%	43.8%
Ratio of earnings to fixed charges and preferred stock dividends	1.39x	1.58x

(1)
Discontinued operations relates to residual items from the Company's sale of Citigroup's Travelers Life & Annuity, which closed during the 2005 third quarter, and the Company's sale of substantially all of its Asset Management Business, which closed during the 2005 fourth quarter. See Note 2 on page 87.

(2)
The return on average common stockholders' equity is calculated using net income after deducting preferred stock dividends.

(3)
Risk capital is a measure of risk levels and the trade-off of risk and return. It is defined as the amount of capital required to absorb potential unexpected economic losses resulting from extremely severe events over a one-year time period. Return on risk capital is calculated as annualized income from continuing operations divided by average risk capital. Invested capital is defined as risk capital plus goodwill and intangible assets excluding mortgage servicing rights (which are a component of risk capital). Return on invested capital is calculated using income adjusted to exclude a net internal charge Citigroup levies on the goodwill and intangible assets of each business offset by each business' share of the rebate of the goodwill and intangible asset charge. Return on risk capital and return on invested capital are non-GAAP performance measures; because they are measures of risk with no basis in GAAP, there is no comparable GAAP measure to which they can be reconciled. Management uses return on risk capital to assess businesses' operational performance and to allocate Citigroup's balance sheet and risk capital capacity. Return on invested capital is used to assess returns on potential acquisitions and to compare long-term performance of businesses with differing proportions of organic and acquired growth. See page 47 for a further discussion of risk capital.

(4)
Tier 1 Capital divided by adjusted average assets.

(5)
Dividends declared per common share as a percentage of net income per diluted share.

NM
Not meaningful

MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT SUMMARY

        Income from continuing operations of $5.012 billion in the first quarter of 2007 was down 10% from the first quarter of 2006. Diluted EPS from continuing operations was down 9%. Results for 2007 include an $871 million after-tax (or $0.17 per share) restructuring charge related to the Company's Structural Expense Review completed during the quarter.

        Customer volume growth was strong, with average loans up 14%, average deposits up 19%, average interest-earning assets up 25%, and client assets under fee-based management up 12% from year-ago levels. U.S. debt, equity and equity-related underwriting increased 21% from year-ago levels. Branch activity included the opening of 99 branches during the quarter (48 internationally and 51 in the U.S.). U.S. Cards accounts were up 14% and purchase sales were up 6%.

        During the first quarter of 2007, we continued to invest in expanding our distribution and enhancing our technology as we build a broad, strong foundation for future growth. We successfully completed our tender offer to become the majority (over 60%) shareholder of Nikko Cordial and closed several acquisitions, consistent with our efforts to drive growth through a balance of organic investment and targeted acquisitions and to expand internationally.

*    Excludes Japan Automated Loan Machines (ALMs).

        Revenues were a record $25.5 billion, up 15% from a year ago, driven by Markets & Banking, up 23%. Our international operations recorded revenue growth of 18% in the quarter, with International Consumer up 14%, International Markets & Banking up 20%, and International Global Wealth Management up 32%. U.S. Consumer revenues grew 6%, while Alternative Investments revenues declined 17%.

        Net interest revenue increased 8% from last year as higher deposit and loan balances were offset by pressure on net interest margins. Net interest margin in the first quarter of 2007 was 2.46%, down 39 basis points from the first quarter of 2006 (see discussion of net interest margin on page 63).

        Operating expenses increased 17% from the first quarter of 2006. Excluding the restructuring charge in 2007 and the 2006 initial adoption of SFAS 123(R), expenses were up 12% from the prior year. The relationship between revenue growth and expense growth, excluding the aforementioned impact of restructuring and SFAS 123(R), improved during the quarter. As our Structural Expense Review takes shape, we expect the pace of year-over-year expense growth (excluding acquisitions) to continue to moderate through 2007.

        Income was diversified by segment and region, as shown in the charts below.

* Excludes Corporate/Other loss of $912 million.	* Excludes Corporate/Other loss of $912 million and Alternative Investments income of $222 million.

        Credit costs increased $1.3 billion from a year ago, primarily driven by an increase in net credit losses of $509 million and a net charge of $597 million to build loan loss reserves. The $597 million net build compares to a net reserve release of $154 million in the prior-year period. The build was primarily due to increased reserves to reflect: a change in estimate of loan losses inherent in the initial tenor portion of the Consumer Loan Portfolio; portfolio growth, and increased delinquencies in second mortgages, in the U.S. Consumer Lending mortgage portfolio; and portfolio growth in Markets & Banking, which includes higher commitments to leveraged transactions and an increase in average loan tenor. The Global Consumer loss rate was 1.69%, a 23 basis-point increase from the first quarter of 2006.

        The effective tax rate was 26.9% in the first quarter of 2007, reflecting the impacts of the restructuring charge and $131 million in tax benefits for the initial application under APB 23 relating to certain foreign subsidiaries' ability to indefinitely reinvest their earnings abroad. The 21.5% effective tax rate in the first quarter of 2006 includes the tax benefit related to the resolution of the Federal Tax Audit.

        Our stockholders' equity and trust preferred securities grew to $131.5 billion at March 31, 2007. Stockholders' equity increased by $2.3 billion during the quarter to $122.1 billion. We distributed $2.7 billion in dividends to shareholders and repurchased $645 million of common stock during the quarter. As a result of the Company's recent acquisitions, the successful Nikko tender offer, and other growth opportunities, it is anticipated that we will not resume our share repurchase program during the remainder of the year. Return on common equity was 17.1% for the quarter. Citigroup maintained its "well-capitalized" position with a Tier 1 Capital Ratio of 8.26% at March 31, 2007.

        Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 78.

EVENTS IN 2007 AND 2006

Structural Expense Review

        During the first quarter of 2007, the Company completed a review of its structural expense base in a Company-wide effort to create a more streamlined organization, reduce expense growth, and provide investment funds for future growth initiatives.

        As a result of the review, a pretax restructuring charge of $1.4 billion ($871 million after-tax) was recorded in Corporate/Other during the first quarter of 2007. Additional pretax restructuring charges of $200 million are anticipated to be recognized by the end of 2007. Separate from the restructuring charge, additional implementation costs of approximately $100 million pretax are expected throughout 2007.

        See Note 7 on page 92 for additional information.

Adoption of SFAS 157—Fair Value Measurements

        The Company elected to early-adopt SFAS No. 157, "Fair Value Measurements" (SFAS 157), as of January 1, 2007. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 requires, among other things, Citigroup's valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, SFAS 157 precludes the use of block discounts for instruments traded in an active market, which were previously applied to large holdings of publicly-traded equity securities, and requires the recognition of trade-date gains related to certain derivative trades that use unobservable inputs in determining the fair value. This guidance supersedes the guidance in EITF Issue No. 02-3, which prohibited the recognition of day-one gains on certain derivative trades when determining the fair value of instruments not traded in an active market. The cumulative effect of these two changes resulted in an increase to retained earnings of $75 million.

        As a result of maximizing observable inputs as required by SFAS 157, Citigroup began to reflect external credit ratings as well as other observable inputs when measuring the fair value of our derivative positions. The cumulative effect of making this derivative valuation adjustment was a gain of $250 million after-tax ($402 million pre-tax, which was recorded in the Markets & Banking business), or $0.05 per diluted share, included in 2007 first quarter earnings. The primary drivers of this change were the requirement that Citigroup include its own credit rating in pricing derivatives and the elimination of a valuation adjustment, which is no longer necessary under SFAS 157.

        See Note 16 on page 105 for additional information.

Adoption of SFAS 159—Fair Value Option

        In conjunction with the adoption of SFAS 157, the Company early-adopted SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), as of January 1, 2007. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. Under the SFAS 159 transition provisions, the Company has elected to report certain financial instruments and other items at fair value on a contract-by-contract basis, with future changes in value reported in earnings. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that was caused by measuring hedged assets and liabilities that were previously required to use an accounting method other than fair value, while the related economic hedges were reported at fair value.

        The adoption of SFAS 159 resulted in an after-tax decrease to January 1, 2007 retained earnings of $99 million ($157 million pretax).

        See Note 16 on page 105 for additional information.

Sale of MasterCard Shares

        During the first quarter of 2007, the Company recorded a $171 million after-tax gain ($268 million pretax) on the sale of approximately 2.955 million of the 4.947 million MasterCard Class B shares which were received by Citigroup as a part of the MasterCard initial public offering completed in June 2006. The after-tax gain was recorded in the following businesses:

In millions of dollars	Total
U.S. Cards	$103
International Cards	42
International Retail Banking	26

Total	$171

Credit Reserves

        During the first quarter of 2007, the Company recorded a net build of $597 million to its credit reserves, consisting of a net build of $311 million in Global Consumer and a net build of $286 million in Markets & Banking.

        The build of $311 million in Global Consumer was primarily due to increased reserves to reflect: a change in estimate of loan losses inherent in the initial tenor portion of the Consumer Loan portfolio; increased delinquencies in second mortgages, and portfolio growth in the U.S. Consumer Lending mortgage portfolio. Additionally, market expansion in Mexico Cards and the integration of the Credicard portfolio in Brazil added to the increase.

        The build of $286 million in Markets & Banking was primarily in Securities and Banking, which had a $300 million reserve increase during the quarter due to portfolio growth which includes higher commitments to leveraged transactions and an increase in average loan tenor.

        During the first quarter of 2006, the Company recorded a net release/utilization of its credit reserves of $154 million, consisting of a net release/utilization of $187 million in Global Consumer and Global Wealth Management, and a net build of $33 million in Markets & Banking.

Acquisition of Bisys

        On May 2, 2007, the Company announced an agreement to acquire Bisys Group, Inc. (Bisys) for $1.45 billion. At closing, Citigroup will sell the Retirement and Insurance Services Divisions of Bisys to affiliates of J.C. Flowers & Co. LLC, making the net cost of the transaction to Citigroup approximately $800 million. Citigroup will retain the Investment Services Division of Bisys, which provides administrative services for hedge funds, mutual funds and private equity funds. The transaction is expected to close in the second half of 2007 and is subject to Bisys shareholder approval and to regulatory approvals in the U.S., Ireland and Bermuda. Bisys will be included within Citigroup's Transaction Services business.

Tender Offer for Nikko Cordial

        On April 26, 2007, Citigroup completed its successful tender offer to become the majority shareholder of Nikko Cordial Corporation in Japan. Approximately 541 million shares were tendered for approximately $7.7 billion. Following the May 9, 2007 scheduled closing date Citigroup will own a total ownership stake in excess of 60%. Once the tender offer is closed, Citigroup will consolidate Nikko and its operations with the minority stake disclosed as Minority Interest.

        This acquisition accelerates Citigroup's growth strategy in the world's second largest economy and is intended to provide a broad base of global products and services to Nikko Cordial's client network.

Agreement to Acquire Old Lane Partners, L.P.

        On April 13, 2007, the Company announced a definitive agreement to acquire 100% of the outstanding partnership interests in Old Lane Partners, L.P. and Old Lane Partners, GP, LLC (Old Lane). Old Lane is the manager of a global, multi-strategy hedge fund and a private equity fund with total capital under management and private equity commitments of approximately $4.5 billion. Old Lane will operate as part of Citigroup's Alternative Investments (CAI) business. Following the completion of the transaction, Old Lane's Vikram Pandit will become Chief Executive Officer of CAI. The transaction is subject to customary regulatory reviews and is expected to close in the third quarter of 2007.

Acquisition of ABN AMRO Mortgage Group

        On March 1, 2007, Citigroup acquired ABN AMRO Mortgage Group (AAMG), a subsidiary of LaSalle Bank Corporation and ABN AMRO Bank N.V. AAMG is a national originator and servicer of prime residential mortgage loans. As part of this acquisition, Citigroup purchased approximately $12 billion in assets, including $3 billion of mortgage servicing rights. The acquisition of AAMG added approximately 1.5 million servicing customers to the U.S. Consumer Lending portfolio.

Asia Acquisitions

Acquisition of Bank of Overseas Chinese

        On April 9, 2007, Citigroup announced the agreement to acquire 100% of Bank of Overseas Chinese (BOOC) in Taiwan for approximately $427 million, subject to certain closing adjustments. BOOC offers a broad suite of corporate banking, consumer and wealth management products and services to more than one million clients through 55 branches in Taiwan.

        This transaction will strengthen Citigroup's presence in Asia making it the largest international bank and 13th largest by total assets among all domestic Taiwan banks. Citigroup's acquisition of BOOC is subject to shareholder and U.S. and Taiwanese regulatory approvals and is expected to close during the second half of 2007.

Strategic Investment and Cooperation Agreement with Guangdong Development Bank

        On December 17, 2006, a Citigroup-led consortium acquired an 85.6% stake in Guangdong Development Bank ("GDB"). Citigroup's share is 20% of GDB and its investment of approximately $725 million is accounted for under the equity method.

        In accordance with the parties' agreement, Citigroup will have significant management influence at GDB to enhance GDB's management team and corporate governance standards, instill operational and lending best practices, improve risk management and internal controls, upgrade GDB's information technology infrastructure, and further develop GDB's customer service and product offerings.

U.K. Market Expansion

Egg

        On May 1, 2007, Citigroup completed its acquisition of Egg Banking plc (Egg), the world's largest pure online bank and one of the U.K.'s leading online financial services providers, from Prudential PLC for approximately $1.127 billion. Egg has more than three million customers and offers various financial products and services including online payment and account aggregation services, credit cards, personal loans, savings accounts, mortgages, insurance and investments.

Quilter

        On March 1, 2007, the Company completed the acquisition of Quilter, a U.K. wealth advisory firm with over $10.9 billion of assets under management, from Morgan Stanley. Quilter has more than 18,000 clients and 300 staff located in 10 offices throughout the U.K., Ireland and the Channel Islands. Quilter's results are included within Global Wealth Management.

Central American Acquisitions

Grupo Cuscatlan

        On December 13, 2006, Citigroup announced the agreement to acquire the subsidiaries of Grupo Cuscatlan for $1.51 billion in cash and stock from Corporacion UBC Internacional S.A. Grupo Cuscatlan is one of the leading financial groups in Central America, with assets of $5.4 billion, loans of $3.5 billion, and deposits of $3.4 billion. Grupo Cuscatlan has operations in El Salvador, Guatemala, Costa Rica, Honduras and Panama. This acquisition is subject to local country regulatory approvals and is expected to close during the second quarter of 2007.

Grupo Financiero Uno

        On March 5, 2007, Citigroup completed its acquisition of Grupo Financiero Uno (GFU), the largest credit card issuer in Central America, and its affiliates.

        The acquisition of GFU, with $2.2 billion in assets, expands the presence of Citigroup's Latin America consumer franchise, enhances its credit card business in the region and establishes a platform for regional growth in Consumer Finance and Retail Banking.

        GFU has more than one million retail clients, representing 1.1 million credit card accounts, $1.3 billion in credit card receivables and $1.5 billion in deposits in Guatemala, El Salvador, Honduras, Nicaragua, Costa Rica and Panama. GFU operates a distribution network of 75 branches and more than 100 mini-branches and points of sale.

EMEA Expansion

Purchase of 20% Equity Interest in Akbank

        On January 9, 2007, Citigroup completed its purchase of a 20% equity interest in Akbank for approximately $3.1 billion. Akbank, the second-largest privately owned bank by assets in Turkey, is a premier, full-service retail, commercial, corporate and private bank.

        Sabanci Holding, a 34% owner of Akbank shares, and its subsidiaries have granted Citigroup a right of first refusal or first offer over the sale of any of their Akbank shares in the future. Subject to certain exceptions, including purchases from Sabanci Holding and its subsidiaries, Citigroup has otherwise agreed not to increase its percentage ownership in Akbank.

Resolution of Federal Tax Audit

        In March 2006, the Company received a notice from the Internal Revenue Service (IRS) that they had concluded the tax audit for the years 1999 through 2002 (referred to hereinafter as the "resolution of the Federal Tax Audit"). For the first quarter of 2006, the Company released a total of $657 million from its tax contingency reserves related to the resolution of the Federal Tax Audit.

        The following table summarizes the 2006 first quarter tax benefits, by business, from the resolution of the Federal Tax Audit:

In millions of dollars	Total
Global Consumer	$290
Markets & Banking	176
Global Wealth Management	13
Alternative Investments	58
Corporate/Other	61

Continuing Operations	$598

Discontinued Operations	59

Total	$657

Adoption of the Accounting for Share-Based Payments

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which replaced the existing SFAS 123 and superseded Accounting Principles Board (APB) Opinion No. 25. SFAS 123(R) requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments' fair value, reduced by expected forfeitures.

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

        The following table summarizes the SFAS 123(R) impact, by segment, on the 2006 first quarter pretax compensation expense for stock awards granted to retirement-eligible employees in January 2006 ("the 2006 initial adoption of SFAS 123(R)"):

In millions of dollars	2006 First Quarter
Global Consumer	$121
Markets & Banking	354
Global Wealth Management	145
Alternative Investments	7
Corporate/Other	21

Total	$648

        The Company recorded the quarterly accrual for the stock awards that were granted in January 2007 during each of the quarters in 2006. During the first quarter of 2007, the Company recorded the quarterly accrual for the estimated stock awards that will be granted in January 2008.

SEGMENT, PRODUCT AND REGIONAL NET INCOME

        The following tables show the net income (loss) for Citigroup's businesses on a segment and product view and on a regional view:

Citigroup Net Income—Segment and Product View

	First Quarter		% Change
In millions of dollars
	2007	2006(1)	1Q07 vs. 1Q06
Global Consumer
U.S. Cards	$897	$926	(3)%
U.S. Retail Distribution	388	515	(25)
U.S. Consumer Lending	359	437	(18)
U.S. Commercial Business	121	126	(4)

Total U.S. Consumer(2)	$1,765	$2,004	(12)%

International Cards	$388	$291	33%
International Consumer Finance	25	168	(85)
International Retail Banking	540	677	(20)

Total International Consumer	$953	$1,136	(16)%

Other	$(85)	$(67)	(27)%

Total Global Consumer	$2,633	$3,073	(14)%

Markets & Banking
Securities and Banking	$2,173	$1,618	34%
Transaction Services	447	323	38
Other	1	(12)	NM

Total Markets & Banking	$2,621	$1,929	36%

Global Wealth Management
Smith Barney	$324	$168	93%
Private Bank	124	119	4

Total Global Wealth Management	$448	$287	56%

Alternative Investments	$222	$353	(37)%
Corporate/Other	(912)	(87)	NM

Income from Continuing Operations	$5,012	$5,555	(10)%
Income from Discontinued Operations(3)	—	84	NM

Total Net Income	$5,012	$5,639	(11)%

(1)
Reclassified to conform to the current period's presentation. See Note 3 on page 89 for assets by segment.

(2)
U.S. disclosure includes Canada and Puerto Rico.

(3)
See Note 2 on page 87.

NM
Not meaningful

Citigroup Net Income—Regional View

	First Quarter		% Change
In millions of dollars
	2007	2006(1)	1Q07 vs. 1Q06
U.S.(2)
Global Consumer	$1,680	$1,937	(13)%
Markets & Banking	999	515	94
Global Wealth Management	361	228	58

Total U.S.	$3,040	$2,680	13%

Mexico
Global Consumer	$372	$358	4%
Markets & Banking	114	78	46
Global Wealth Management	12	8	50

Total Mexico	$498	$444	12%

Latin America
Global Consumer	$70	$58	21%
Markets & Banking	218	202	8
Global Wealth Management	3	3	—

Total Latin America	$291	$263	11%

EMEA
Global Consumer	$83	$185	(55)%
Markets & Banking	694	635	9
Global Wealth Management	7	3	NM

Total EMEA	$784	$823	(5)%

Japan
Global Consumer	$45	$188	(76)%
Markets & Banking	35	85	(59)
Global Wealth Management	—	—	—

Total Japan	$80	$273	(71)%

Asia
Global Consumer	$383	$347	10%
Markets & Banking	561	414	36
Global Wealth Management	65	45	44

Total Asia	$1,009	$806	25%

Alternative Investments	$222	$353	(37)%
Corporate/Other	(912)	(87)	NM

Income from Continuing Operations	$5,012	$5,555	(10)%
Income from Discontinued Operations(3)	—	84	NM

Total Net Income	$5,012	$5,639	(11)%

Total International	$2,662	$2,609	2%

(1)
Reclassified to conform to the current period's presentation.

(2)
Excludes Alternative Investments and Corporate/Other, which are predominantly related to the U.S. The U.S. regional disclosure includes Canada and Puerto Rico. Global Consumer for the U.S. includes Other Consumer.

(3)
See Note 2 on page 87.

NM
Not meaningful.

  (THIS PAGE INTENTIONALLY LEFT BLANK)

GLOBAL CONSUMER

        Citigroup's Global Consumer Group provides a wide array of banking, lending, insurance and investment services through a network of 8,140 branches, approximately 19,100 ATMs, 708 Automated Loan Machines (ALMs), the Internet, telephone and mail, and the Primerica Financial Services salesforce. Global Consumer serves more than 200 million customer accounts, providing products and services to meet the financial needs of both individuals and small businesses.

	First Quarter		% Change
In millions of dollars	2007	2006	1Q07 vs. 1Q06
Net interest revenue	$7,644	$7,224	6%
Non-interest revenue	5,462	4,731	15

Revenues, net of interest expense	$13,106	$11,955	10%
Operating expenses	6,760	6,357	6
Provisions for loan losses and for benefits and claims	2,686	1,668	61

Income before taxes and minority interest	$3,660	$3,930	(7)%
Income taxes	1,017	847	20
Minority interest, net of taxes	10	10	—

Net income	$2,633	$3,073	(14)%

Average assets (in billions of dollars)	$709	$561	26%
Return on assets	1.51%	2.22%
Average risk capital(1)	$31,653	$27,714	14%
Return on risk capital(1)	34%	45%
Return on invested capital(1)	17%	21%

Key Indicators—(in billions of dollars)
Average managed loans	$566.0	$509.0	11%
Average deposits	$273.4	$243.6	12%
EOP AUMs	$222.2	$199.2	12%
Total branches	8,140	7,440	9%

(1)
See footnote 3 to the table on page 4.

U.S. CONSUMER

U.S. Consumer is composed of four businesses: Cards, Retail Distribution, Consumer Lending and Commercial Business.

	First Quarter		% Change
In millions of dollars
	2007	2006	1Q07 vs. 1Q06
Net interest revenue	$4,185	$4,138	1%
Non-interest revenue	3,529	3,122	13

Revenues, net of interest expense	$7,714	$7,260	6%
Operating expenses	3,629	3,569	2
Provisions for loan losses and for benefits and claims	1,470	901	63

Income before taxes and minority interest	$2,615	$2,790	(6)%
Income taxes	842	777	8
Minority interest, net of taxes	8	9	(11)

Net income	$1,765	$2,004	(12)%

Average assets (in billions of dollars)	$499	$379	32%
Return on assets	1.43%	2.14%
Average risk capital(1)	$17,806	$15,069	18%
Return on risk capital(1)	40%	54%
Return on invested capital(1)	20%	24%

Key Indicators—(in billions of dollars)
Average managed loans	$440.0	$400.8	10%
Average deposits	$119.2	$99.1	20%
EOP AUMs	$83.3	$75.0	11%
Total branches	3,488	3,205	9%

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

        Revenues are primarily generated from net interest revenue on receivables, interchange fees on purchase sales, securitization activities and other delinquency and servicing fees.

	First Quarter		% Change
In millions of dollars
	2007	2006	1Q07 vs. 1Q06
Net interest revenue	$1,031	$1,193	(14)%
Non-interest revenue	2,263	2,041	11

Revenues, net of interest expense	$3,294	$3,234	2%
Operating expenses	1,485	1,532	(3)
Provision for loan losses and for benefits and claims	416	395	5

Income before taxes and minority interest	$1,393	$1,307	7%
Income taxes and minority interest, net of taxes	496	381	30

Net income	$897	$926	(3)%

Average assets (in billions of dollars)	$63	$63	—
Return on assets	5.77%	5.96%
Average risk capital(1)	$5,452	$5,563	(2)%
Return on risk capital(1)	67%	68%
Return on invested capital(1)	28%	28%

Key indicators—on a managed basis: (in billions of dollars)
Return on managed assets	2.37%	2.59%
Purchase sales	$72.4	$68.4	6%
Managed average yield(2)	14.22%	14.16%
Managed net interest margin(2)	10.11%	10.48%

(1)
See footnote 3 to the table on page 4.

(2)
As a percentage of average managed loans.

1Q07 vs. 1Q06

        Net Interest Revenue decreased 14% reflecting the securitization of higher margin receivables and net interest margin compression, which was partially offset by higher risk-based fees. Non-Interest Revenue increased 11% primarily reflecting a $161 million pre-tax gain on the sale of MasterCard shares, 6% growth in purchase sales, and a higher level of securitized receivables.

        Operating expenses decreased slightly, primarily reflecting the timing of advertising and marketing campaigns and the absence of the charge related to the 2006 initial adoption of SFAS 123(R).

        Provision for loan losses and for benefits and claims increased, primarily reflecting a lower loan loss reserve release, partially offset by lower net credit losses. The net credit loss ratio increased 31 basis points to 4.58% primarily reflecting an increase in bankruptcy filings over unusually low filing levels experienced in the first quarter of 2006.

        Net Income also reflected the absence of an $89 million tax benefit resulting from the resolution of the Federal Tax Audit from the first quarter of 2006.

U.S. Retail Distribution

        U.S. Retail Distribution provides banking, lending, investment and insurance products and services to customers through 993 Citibank branches, 2,495 CitiFinancial branches, the Primerica Financial Services (PFS) sales force, the Internet, direct mail and telesales. Revenues are primarily derived from net interest revenue on loans and deposits, and fees on banking, insurance and investment products.

	First Quarter		% Change
In millions of dollars	2007	2006	1Q07 vs. 1Q06
Net interest revenue	$1,529	$1,451	5%
Non-interest revenue	897	845	6

Revenues, net of interest expense	$2,426	$2,296	6%
Operating expenses	1,323	1,221	8
Provisions for loan losses and for benefits and claims	522	387	35

Income before taxes	$581	$688	(16)%
Income taxes	193	173	12

Net income	$388	$515	(25)%

Revenues, net of interest expense, by business:
Citibank branches	$781	$737	6%
CitiFinancial branches	1,064	1,008	6
Primerica Financial Services	581	551	5

Total revenues	$2,426	$2,296	6%

Net income by business:
Citibank branches	$42	$100	(58)%
CitiFinancial branches	215	265	(19)
Primerica Financial Services	131	150	(13)

Total net income	$388	$515	(25)%

Average assets (in billions of dollars)	$74	$66	12%
Return on assets	2.13%	3.16%
Average risk capital(1)	$3,414	$3,459	(1)%
Return on risk capital(1)	46%	60%
Return on invested capital(1)	18%	23%

Key indicators: (in billions of dollars)
Average loans	$47.6	$42.5	12%
Average deposits	$98.2	$80.3	22%
EOP Investment AUMs	$83.3	$75.0	11%

(1)
See footnote 3 to the table on page 4.

1Q07 vs. 1Q06

        Net Interest Revenue increased primarily due to deposit and loan growth of 22% and 12%, respectively, which was partially offset by a decrease in net interest margin in higher cost deposits. Non-Interest Revenue increased as a result of higher investment product sales and higher insurance and banking fees.

        Operating expense growth was primarily driven by higher volume-related expenses, increased investment spending related to the 51 new branch openings during the quarter (21 in Citibank and 30 in CitiFinancial), and costs associated with Citibank Direct. The increase in 2007 was affected favorably by the absence of the charge related to the 2006 initial adoption of SFAS 123(R).

        Provisions for loan losses and for benefits and claims increased primarily due to higher customer volumes and the absence of a loan loss reserve release in the first quarter of 2006. The net credit loss ratio increased 19 basis points to 2.85%, primarily reflecting an increase in bankruptcy filings over unusually low filing levels experienced in the first quarter of 2006.

        Deposit growth reflected balance increases in e-Savings accounts (which generated $12.9 billion in end-of-period deposits), certificates of deposit, partly rate-sensitive money market products and premium checking. Loan growth reflected improvements in all channels and products. Investment product sales increased 21%, driven by increased volumes.

        Net income also reflected the absence of a $51 million tax reserve release resulting from the resolution of the Federal Tax Audit in the first quarter of 2006.

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

	First Quarter		% Change
In millions of dollars	2007	2006	1Q07 vs. 1Q06
Net interest revenue	$1,350	$1,207	12%
Non-interest revenue	201	53	NM

Revenues, net of interest expense	$1,551	$1,260	23%
Operating expenses	491	453	8
Provisions for loan losses and for benefits and claims	503	143	NM

Income before taxes and minority interest	$557	$664	(16)%
Income taxes	190	218	(13)
Minority interest, net of taxes	8	9	(11)

Net income	$359	$437	(18)%

Revenues, net of interest expense, by business:
Real Estate Lending	$1,090	$843	29%
Student Loans	112	117	(4)
Auto	349	300	16

Total revenues	$1,551	$1,260	23%

Net income by business:
Real Estate Lending	$297	$328	(9)%
Student Loans	29	38	(24)
Auto	33	71	(54)

Total net income	$359	$437	(18)%

Average assets (in billions of dollars)	$313	$209	50%
Return on assets	0.47%	0.85%
Average risk capital(1)	$6,256	$3,732	68%
Return on risk capital(1)	23%	47%
Return on invested capital(1)	16%	27%

(1)
See footnote 3 to the table on page 4.

NM
Not meaningful

U.S. Consumer Lending (Continued)

	First Quarter		% Change
	2007	2006	1Q07 vs. 1Q06
Key indicators: (in billions of dollars)
Net interest margin:(2)
Real Estate Lending(3)	1.89%	2.13%
Student Loans	1.53%	1.71%
Auto	8.18%	9.22%
Originations:
Real Estate Lending	$39.6	$32.4	22%
Student Loans	$2.8	$2.9	(3)%
Auto	$3.1	$2.0	55

(2)
As a percentage of average loans.

(3)
Excludes net interest revenue for Mortgage-Backed Securities and Loans held-for-sale.

1Q07 vs. 1Q06

        Net Interest Revenue increased primarily due to average loan growth of 16%, partially offset by lower net interest margins. Non-Interest Revenue increased on higher net servicing fees and higher gains on sales of mortgage-backed securities. Average loan growth reflected a strong increase in originations, with increases in real estate and auto lending of 22% and 55%, respectively.

        Operating expenses increased primarily due to higher loan origination volumes. The increase in 2007 was affected favorably by the absence of the charge related to the 2006 initial adoption of SFAS 123(R).

        Provisions for loan losses and for benefits and claims increased primarily as a result of increased net credit losses due to higher volumes and portfolio seasoning, increased loan loss reserves to reflect a change in estimate of loan losses inherent in the initial tenor portion of the portfolio, and increased delinquencies in second mortgages. The net credit loss ratio in real estate lending increased 14 basis points to 0.33%

        Net income also reflected the absence of a $31 million tax reserve release resulting from the resolution of the Federal Tax Audit in the first quarter of 2006.

U.S. Commercial Business

        U.S. Commercial Business provides equipment leasing, financing, and banking services to small- and middle-market businesses ($5 million to $500 million in annual revenues) and financing for investor-owned multifamily and commercial properties. Revenues are composed of net interest revenue and fees on loans and leases.

	First Quarter		% Change
In millions of dollars
	2007	2006	1Q07 vs. 1Q06
Net interest revenue	$275	$287	(4)%
Non-interest revenue	168	183	(8)

Revenues, net of interest expense	$443	$470	(6)%
Operating expenses	330	363	(9)
Provision for loan losses	29	(24)	NM

Income before taxes	$84	$131	(36)%
Income taxes	(37)	5	NM

Net income	$121	$126	(4)%

Average assets (in billions of dollars)	$49	$41	20%
Return on assets	1.00%	1.25%
Average risk capital(1)	$2,684	$2,315	16
Return on risk capital(1)	18%	22%
Return on invested capital(1)	10%	11%

Key indicators: (in billions of dollars):
Average earning assets	$38.5	$35.7	8%

(1)
See footnote 3 to the table on page 4.
NM
Not meaningful

1Q07 vs. 1Q06

        Net Interest Revenue declined 4% on continued net interest margin compression across several products, partially offset by higher volumes. Average deposits and average loans increased 12% and 8% respectively, while both experienced spread compression. Revenues also reflect an increase in tax-advantaged transactions.

        Operating expenses declined 9% primarily driven by improved expense controls and the prior-year impact of the initial adoption of SFAS 123(R) of $10 million.

        Provision for loan losses increased primarily reflecting a current period loan loss reserve net build of $10 million and the absence of a prior-year loan loss reserve release of $38 million.

INTERNATIONAL CONSUMER

        International Consumer is comprised of three businesses: Cards, Consumer Finance and Retail Banking. International Consumer operates in five geographies: Mexico, Latin America, EMEA, Japan, and Asia.

	First Quarter		% Change
In millions of dollars
	2007	2006	1Q07 vs. 1Q06
Net interest revenue	$3,489	$3,133	11%
Non-interest revenue	1,899	1,576	20

Revenues, net of interest expense	$5,388	$4,709	14%
Operating expenses	2,976	2,621	14
Provisions for loan losses and for benefits and claims	1,216	767	59

Income before taxes and minority interest	$1,196	$1,321	(9)%
Income taxes	241	184	31
Minority interest, net of taxes	2	1	100

Net income	$953	$1,136	(16)%

Revenues, net of interest expense, by region:
Mexico	$1,377	$1,149	20%
Latin America	591	326	81
EMEA	1,446	1,270	14
Japan	615	775	(21)
Asia	1,359	1,189	14

Total revenues	$5,388	$4,709	14%

Net income by region
Mexico	$372	$358	4%
Latin America	70	58	21
EMEA	83	185	(55)
Japan	45	188	(76)
Asia	383	347	10

Total net income	$953	$1,136	(16)%

Average assets (in billions of dollars)	$199	$173	15%
Return on assets	1.94%	2.66%
Average risk capital(1)	$13,847	$12,645	10%
Return on risk capital(1)	28%	36%
Return on invested capital(1)	14%	18%

Key indicators—(in billions of dollars)
Average managed loans	$126.0	$108.2	16%
Average deposits	$154.2	$144.5	7%
EOP AUMs	$138.9	$124.2	12%
Total branches	4,652	4,235	10%

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

	First Quarter		% Change
In millions of dollars	2007	2006	1Q07 vs. 1Q06
Net interest revenue	$1,121	$773	45%
Non-interest revenue	618	507	22

Revenues, net of interest expense	$1,739	$1,280	36%
Operating expenses	819	617	33
Provision for loan losses	406	312	30

Income before taxes and minority interest	$514	$351	46%
Income taxes and minority interest	126	60	NM

Net income	$388	$291	33%

Revenues, net of interest expense, by region:
Mexico	$530	$405	31%
Latin America	326	96	NM
EMEA	375	294	28
Japan	62	70	(11)
Asia	446	415	7

Total revenues	$1,739	$1,280	36%

Net income by region:
Mexico	$169	$149	13%
Latin America	66	35	89
EMEA	46	32	44
Japan	9	21	(57)
Asia	98	54	81

Total net income	$388	$291	33%

Average assets (in billions of dollars)	$38	$28	36%
Return on assets	4.14%	4.21%
Average risk capital(1)	$2,537	$2,073	22%
Return on risk capital(1)	62%	57%
Return on invested capital(1)	26%	27%

Key indicators: (in billions of dollars):
Purchase sales	$21.7	$17.4	25%
Average yield(2)	19.58%	18.61%
Net interest margin(2)	14.57%	12.90%

(1)
See footnote 3 to the table on page 4.

(2)
As a percentage of average loans.

NM
Not meaningful

1Q07 vs. 1Q06

        Net Interest Revenue increased 45% driven by growth in average receivables, as well as the CrediCard portfolio in Latin America, and the impact of the acquisition of Grupo Financiero Uno. Non-Interest Revenue increased 22%, primarily due to a $66 million pre-tax gain on the sale of MasterCard shares and higher purchase sales of 25%, led by growth in Latin America, Asia, and EMEA. The positive impact of foreign currency translation also contributed to increases in revenues.

        Operating expenses increased, reflecting the integration of the CrediCard portfolio and the acquisition of Grupo Financiero Uno, along with volume growth across the regions, continued investment spending, higher customer activity, and the impact of foreign currency translation. The increase in 2007 was favorably affected by the absence of the charge related to the 2006 initial adoption of SFAS 123(R).

        Provision for loan losses increased 30% driven by portfolio growth, target market expansion in Mexico and the integration of the CrediCard portfolio in Latin America, partially offset by the absence of a 2006 first quarter loan loss reserve build in Taiwan due to the industry-wide credit deterioration.

        Net Income also reflected the absence of a 2006 first quarter $20 million tax benefit resulting from the resolution of the Federal Tax Audit.

Regional Net Income

        Mexico income increased due to the gain on the sale of MasterCard shares, higher sales volumes, and average loans driven by portfolio growth and target market expansion, partially offset by higher expenses and volume related provision increases. EMEA income increased due to higher sales volumes and average loans. Latin America income increased primarily due to the CrediCard portfolio and the acquisition of Grupo Financiero Uno. Asia income increased due to higher average loan volumes and a decrease in credit costs related to credit conditions in Taiwan. Japan income declined due to lower revenues.

International Consumer Finance

        International Consumer Finance provides community-based lending services through a branch network, centralized sales platforms and cross-selling initiatives with International Cards and International Retail Banking. As of March 31, 2007, International Consumer Finance maintained 2,377 sales points comprised of 1,669 branches in more than 25 countries, and 708 Automated Loan Machines (ALMs) in Japan. International Consumer Finance offers real-estate-secured loans, unsecured or partially secured personal loans, auto loans, and loans to finance consumer-goods purchases. Revenues are primarily derived from net interest revenue and fees on loan products.

	First Quarter		% Change
In millions of dollars	2007	2006	1Q07 vs. 1Q06
Net interest revenue	$838	$921	(9)%
Non-interest revenue	52	41	27

Revenues, net of interest expense	$890	$962	(7)%
Operating expenses	407	419	(3)
Provision for loan losses and for benefits and claims	456	304	50

Income before taxes and minority interest	$27	$239	(89)%
Income taxes	2	71	(97)

Net income	$25	$168	(85)%

Revenues, net of interest expense, by region:
Mexico	$70	$53	32%
EMEA	203	184	10
Asia (excluding Japan)	140	98	43
Latin America	43	36	19

Sub-total	$456	$371	23%

Japan	$434	$591	(27)%

Total revenues	$890	$962	(7)%

Net income (loss) by region:
Mexico	$10	$10	—
EMEA	(3)	7	NM
Asia (excluding Japan)	13	16	(19)%
Latin America	(4)	—	NM

Sub-total	$16	$33	(52)%

Japan	$9	$135	(93)%

Total net income	$25	$168	(85)%

Average assets (in billions of dollars)	$29	$26	12%
Return on assets	0.35%	2.62%
Average risk capital(1)	$1,187	$1,165	2%
Return on risk capital(1)	9%	58%
Return on invested capital(1)	3%	19%

(1)
See footnote 3 to the table on page 4.
NM
Not meaningful

International Consumer Finance (Continued)

	First Quarter		% Change
	2007	2006	1Q07 vs. 1Q06
Key indicators:
Average yield(2)	17.08%	19.06%
Net interest margin(2)	13.59%	16.67%
Number of sales points:
Other branches	1,618	1,263	28%
Japan branches	51	325	(84)%
Japan Automated Loan Machines	708	731	(3)%

Total	2,377	2,319	3%

(2)
As a percentage of average loans.

1Q07 vs. 1Q06

        Net Interest Revenue declined, driven by lower results in Japan reflecting recent changes in the operating environment and the passage of changes to consumer lending laws in the 2006 fourth quarter. Excluding Japan, Net Interest Revenue increased, driven by 25% growth in average loans and a stable net interest margin. Non-Interest Revenue increased primarily on higher insurance and other fees and the impact of foreign currency translation.

        Operating expense decreased, primarily driven by lower expenses in Japan due to the repositioning of the business that included closing 84 branches and 101 automated loan machines during the quarter. Excluding Japan, expenses increased reflecting higher volume related expenses, and higher investment spending driven by 29 branch openings.

        Provision for loan losses increased primarily due to higher net credit losses in Japan due to legislative and other actions affecting the consumer finance industry. Excluding Japan, increased credit costs were primarily in EMEA and Asia, driven by higher volumes, increased loan loss reserves due to portfolio growth and the absence of a prior-year release related to a portfolio sale.

        The increase in average loans across all regions outside of Japan was mainly driven by higher personal-loan and real-estate-secured portfolios. In Japan, average loans declined 6% due to the impact of foreign currency translation and narrowing of the target market related to the passing of changes to consumer lending laws.

International Retail Banking

        International Retail Banking delivers a wide array of banking, lending, insurance and investment services through a network of local branches and electronic delivery systems, including ATMs, call centers and the Internet. International Retail Banking serves 53 million customer accounts for individuals and small businesses. Revenues are primarily derived from net interest revenue on deposits and loans, and fees on mortgage, banking, and investment products.

	First Quarter		% Change
In millions of dollars
	2007	2006	1Q07 vs. 1Q06
Net interest revenue	$1,530	$1,439	6%
Non-interest revenue	1,229	1,028	20

Revenues, net of interest expense	$2,759	$2,467	12%
Operating expenses	1,750	1,585	10
Provisions for loan losses and for benefits and claims	354	151	NM

Income before taxes and minority interest	$655	$731	(10)%
Income taxes and minority interest	115	54	NM

Net income	$540	$677	(20)%

Revenues, net of interest expense, by region:
Mexico	$777	$691	12%
Latin America	222	194	14
EMEA	868	792	10
Japan	119	114	4
Asia	773	676	14

Total revenues	$2,759	$2,467	12%

Net income by region:
Mexico	$193	$199	(3)%
Latin America	8	23	(65)
EMEA	40	146	(73)
Japan	27	32	(16)
Asia	272	277	(2)

Total net income	$540	$677	(20)%

Average assets (in billions of dollars)	$132	$119	11%
Return on assets	1.66%	2.31%
Average risk capital(1)	$10,123	$9,407	8%
Return on risk capital(1)	22%	29%
Return on invested capital(1)	13%	15%

(1)
See footnote 3 to the table on page 4.
NM
Not meaningful

International Retail Banking (Continued)

	First Quarter		% Change
	2007	2006	1Q07 vs. 1Q06
Key indicators: (in billions of dollars):
Average deposits	$154.2	$144.5	7%
AUMs (EOP)	$138.9	$124.2	12%
Average loans	$69.8	$61.5	13%

1Q07 vs. 1Q06

        Net Interest Revenue increased 6% driven by 7% growth in deposits, and 13% growth in average loans. The deposit growth was led by Asia, which increased 10%, while average loan growth was led by double-digit increases in Asia, EMEA, and Latin America. The Latin America increase includes the impact of the acquisition of Grupo Financiero Uno. Non-Interest Revenue increased 20% reflecting improvements in all regions, driven by an increase in investment product sales of 33%, led by an increase in Asia of 46%. Additionally, the increase was due to a $41 million pre-tax gain on the sale of MasterCard shares, and the acquisition of Akbank in EMEA. Assets under management grew by 12%.

        Operating expenses increased due to higher investment spending, which included 19 new branch openings during the quarter and 85 branches acquired as part of the acquisition of Grupo Financiero Uno, leading towards a net increase of 336 branches from the first quarter of 2006. Higher advertising and marketing costs and higher business volumes additionally drove an increase in expenses. The increase in 2007 was favorably affected by the absence of the charge related to the 2006 initial adoption of SFAS 123(R).

        Provisions for loan losses and for benefits and claims increased primarily due to portfolio growth, the absence of the 2006 first quarter loan loss reserve release in Korea, and increased loan loss reserves to reflect a change in estimate of loan losses inherent in the initial tenor portion of the portfolio. Additionally, the increase was due to lower net recoveries. The 90 days past-due ratio fell from 1.21% to 0.88%.

        Net Income also reflected the absence of a 2006 first quarter tax benefit in Mexico of $72 million related to APB 23 benefits and a 2006 first quarter $55 million benefit from tax reserve releases related to the resolution of the Federal Tax Audit.

Regional Net Income

        Mexico income declined, driven by the absence of tax benefits related to APB 23 in the 2006 first quarter, partially offset by lower expenses that included a decrease in profit sharing, higher fee revenues, and gain on the sale of MasterCard shares. Latin America income declined primarily due to higher expenses associated with growth in Brazil and the absence of 2006 first quarter tax benefits, partially offset by strong growth in loans and deposits, up 55% and 21%, respectively. EMEA income declined primarily due to higher expenses driven by increased business volume and investment spending tied to retail bank branch expansion, a reserve build to reflect a change in estimate of loan losses inherent in the initial tenor portion of the portfolio, and lower recoveries. Partially offsetting the decline was strong growth in loans and deposits, up 16% and 9%, respectively, stronger investment product sales, and the impact of foreign currency translation. Japan income declined due to lower average loans, higher loan loss reserve, and the absence of 2006 first quarter benefit related to the resolution of the Federal Tax Audit. Asia income declined primarily due to the absence of a 2006 first quarter loan loss reserve release in Korea, and increased loan loss reserves to reflect a change in estimate of loan losses inherent in the initial tenor portion of the portfolio, and increased investment spending related to retail bank branch expansion. Partially offsetting the decline was strong growth in loans and deposits, up 14% and 10%, respectively, and an increase in investment product sales of 46%.

Other Consumer

        Other Consumer includes certain treasury and other unallocated staff functions and global marketing.

	First Quarter
In millions of dollars
	2007	2006
Net interest revenue	$(30)	$(47)
Non-interest revenue	34	33

Revenues, net of interest expense	$4	$(14)
Operating expenses	155	167

Income (loss) before tax benefits	$(151)	$(181)
Income taxes (benefits)	(66)	(114)

Net income (loss)	$(85)	$(67)

        Revenues and expenses reflect certain unallocated items that are not reported in the Global Consumer operating segments.

        The net loss increase was primarily due to the absence of the 2006 first quarter tax benefit of $40 million reflecting the resolution of the Federal Tax Audit, partially offset by higher treasury results and lower unallocated expenses.

MARKETS & BANKING

        Markets & Banking provides a broad range of trading, investment banking, and commercial lending products and services to companies, governments, institutions and investors in approximately 100 countries. Markets & Banking includes Securities and Banking, Transaction Services and Other Markets & Banking.

	First Quarter		% Change
In millions of dollars
	2007	2006	1Q07 vs. 1Q06
Net interest revenue	$2,452	$2,234	10%
Non-interest revenue	6,505	5,045	29

Revenues, net of interest expense	$8,957	$7,279	23%
Operating expenses	5,111	4,757	7
Provision for credit losses	263	—	NM

Income before taxes and minority interest	$3,583	$2,522	42%
Income taxes	947	574	65
Minority interest, net of taxes	15	19	(21)

Net income	$2,621	$1,929	36%

Revenues, net of interest expense, by region:
U.S.	$3,714	$2,923	27%
Mexico	227	186	22
Latin America	573	446	28
EMEA	2,827	2,296	23
Japan	212	296	(28)
Asia	1,404	1,132	24

Total revenues	$8,957	$7,279	23%

Net income by region:
U.S.	$999	$515	94%
Mexico	114	78	46
Latin America	218	202	8
EMEA	694	635	9
Japan	35	85	(59)
Asia	561	414	36

Total net income	$2,621	$1,929	36%

Average risk capital(1)	$24,143	$20,593	17%
Return on risk capital(1)	44%	38%
Return on invested capital(1)	33%	28%

(1)
See footnote 3 to the table on page 4.
NM
Not meaningful

Securities and Banking

        Securities and Banking offers a wide array of investment and commercial banking services and products, including investment banking and advisory services, debt and equity trading, institutional brokerage, foreign exchange, structured products, derivatives, and lending. Securities and Banking revenue is generated primarily from fees for investment banking and advisory services, fees and spread on structured products, foreign exchange and derivatives, fees and interest on loans, and income earned on principal transactions.

	First Quarter		% Change
In millions of dollars
	2007	2006	1Q07 vs. 1Q06
Net interest revenue	$1,614	$1,571	3%
Non-interest revenue	5,699	4,325	32

Revenues, net of interest expense	$7,313	$5,896	24%
Operating expenses	4,059	3,803	7
Provision for credit losses	258	(5)	NM

Income before taxes and minority interest	$2,996	$2,098	43%
Income taxes	812	461	76
Minority interest, net of taxes	11	19	(42)

Net income	$2,173	$1,618	34%

Revenues, net of interest expense, by region:
U.S.	$3,382	$2,610	30%
Mexico	166	138	20
Latin America	399	300	33
EMEA	2,229	1,808	23
Japan	182	271	(33)
Asia	955	769	24

Total revenues	$7,313	$5,896	24%

Net income by region:
U.S.	$966	$515	88%
Mexico	91	64	42
Latin America	161	151	7
EMEA	546	530	3
Japan	27	80	(66)
Asia	382	278	37

Total net income	$2,173	$1,618	34%

Average risk capital(1)	$22,701	$19,123	19%
Return on risk capital(1)	39%	34%
Return on invested capital(1)	30%	26%

(1)
See footnote 3 to the table on page 4.
NM
Not meaningful.

Securities and Banking (Continued)

	First Quarter		% Change
In millions of dollars	2007	2006	1Q07 vs. 1Q06
Revenue details:
Investment banking:
Advisory and other fees	$429	$295	45%
Equity underwriting	523	286	83
Debt underwriting	813	713	14

Gross Investment Banking	$1,765	$1,294	36%
Revenue allocated to the Global Wealth Management Segment:
Equity underwriting	$(136)	$(42)	NM
Debt underwriting	(34)	(36)	6%

Total investment banking revenue	$1,595	$1,216	31%
Lending	561	411	36
Equity markets	1,483	1,179	26
Fixed income markets	3,771	3,148	20
Other Securities and Banking(1)	(97)	(58)	(67)

Total Securities and Banking Revenue, net of interest expense(1)	$7,313	$5,896	24%

(1)
Securities and Banking revenues reflect Citigroup's portion (49%) of the results of the Nikko Citigroup Joint Venture on each respective line with an offset in Other Securities & Banking to conform to the GAAP presentation.

NM
Not meaningful

1Q07 vs. 1Q06

        Revenues, net of interest expense, increased, driven by broad-based volume improvements across products and regions and by the $402 million benefit of the SFAS 157 accounting adoption. Equity Markets revenues increased, driven by strong growth globally, including cash trading, derivatives products, equity finance and prime brokerage. Fixed Income Markets revenue increases were driven by improved results across all products, including interest rates and currencies, and credit and securitized products. Investment Banking revenue growth was driven by higher equity underwriting and advisory and other fees.

        Operating expenses growth was primarily driven by increased staffing and higher business volumes. The growth in 2007 was favorably affected by the absence of a $346 million charge related to the 2006 initial adoption of SFAS 123(R).

        The provision for credit losses increased due to a net charge of $286 million to increase loan loss reserves. The increase in loan loss reserves was driven by portfolio growth, which includes higher commitments to leveraged transactions and an increase in average loan tenor.

Regional Net Income

        Net income in the U.S. increased, driven by double-digit revenue growth in Fixed Income Markets and Underwriting and Equity Markets and Underwriting as well as Advisory. Compensation expenses were almost flat to last year due to the absence of the 2006 initial adoption of SFAS 123(R).

        Mexico net income increased, driven by double-digit revenue growth in Fixed Income Markets and equity underwriting.

        Latin America net income increased, driven by double-digit revenue growth in Fixed Income and Equity Markets. Revenue growth was partially offset by higher taxes due to the absence of prior-year tax benefits from the resolution of the Federal Tax Audit.

        EMEA net income increased, driven by strong double-digit revenue growth across all major product lines and geographies on higher volumes and growth in customer activity. Results also include a $171 million pre-tax increase to loan loss reserves due to portfolio growth, which includes higher commitments to leveraged transactions and an increase in average loan tenor.

        Net income in Japan declined primarily due to lower results in Fixed Income Markets and Equity Underwriting. Net income in Asia increased, driven by double-digit revenue growth in Investment Banking and Lending.

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

	First Quarter		% Change
In millions of dollars	2007	2006	1Q07 vs. 1Q06
Net interest revenue	$838	$663	26%
Non-interest revenue	807	719	12

Revenues, net of interest expense	$1,645	$1,382	19%
Operating expenses	1,037	949	9
Provision for credit losses	5	5	—

Income before taxes and minority interest	$603	$428	41%
Income taxes	152	105	45
Minority interest, net of taxes	4	—	NM

Net income	$447	$323	38%

Revenues, net of interest expense, by region:
U.S.	$333	$312	7%
Mexico	61	48	27
Latin America	174	146	19
EMEA	598	488	23
Japan	30	25	20
Asia	449	363	24

Total revenues	$1,645	$1,382	19%

Net income by region:
U.S.	$33	$12	NM
Mexico	23	14	64%
Latin America	54	51	6
EMEA	150	105	43
Japan	8	5	60
Asia	179	136	32

Total net income	$447	$323	38%

Average risk capital(1)	$1,442	$1,470	(2)%
Return on risk capital(1)	126%	89%
Return on invested capital(1)	67%	50%

(1)
See footnote 3 to the table on page 4.

NM
Not meaningful.

Transaction Services (Continued)

	First Quarter		% Change
	2007	2006	1Q07 vs. 1Q06
Key indicators:
Average deposits and other customer liability balances (in billions of dollars)	$213	$170	25%
Assets under custody at year-end (in trillions of dollars)	10.7	8.8	22%

Revenue details (in millions of dollars):
Cash management	$981	$792	24%
Securities and funds services	$507	$438	16%
Trade services & finance	$157	$152	3%

Total revenue, net of interest expense	$1,645	$1,382	19%

1Q07 vs. 1Q06

        Revenues, net of interest expense, increased, reflecting growth in liability balances, assets under custody, and rising interest rates in Cash Management and SFS. Average liability balances grew 25% to $213 billion in the first quarter due to growth across all regions, reflecting positive flow from new and existing customers.

        Cash Management revenue increased, reflecting growth across all regions, higher liability balances, rising interest rates, and increased revenues from new sales.

        Securities & Funds Services revenue increased, reflecting growth across most regions with record new sales, increased liability balances, higher assets under custody, and transaction volumes. Assets under Custody reached $10.7 trillion, an increase of $1.9 trillion, or 22%, on continued momentum from new sales as well as global markets.

        Trade Services & Finance revenue increased primarily due to growth in Asia Pacific, partially offset by EMEA and Latin America.

        Operating expenses increased due to organic business growth, acquisitions, and investment spending.

Regional Net Income

        Net income in the U.S. increased, primarily due to growth in liability balances and rising interest rates.

        Mexico net income increased primarily due to growth in liability balances and rising interest rates.

        Latin America net income increased primarily due to increased revenues from new sales, growth in liability balances and rising interest rates.

        EMEA net income increased primarily due to increased revenue from new sales, growth in liability balances and assets under custody, rising interest rates and strong volumes, which drove growth in Cash Management, SFS, and Trade Services.

        Asia net income increased primarily due to increased revenue from new sales, higher customer volumes, and growth in liability balances and assets under custody and rising interest rates.

        Japan net income increased primarily due to increased revenue from new sales, growth in liability balances and assets under custody, and rising interest rates.

Other Markets & Banking

        Other Markets & Banking includes offsets to certain line items reported in other Markets & Banking segments, certain non-recurring items and tax amounts not allocated to Markets & Banking products.

	First Quarter
In millions of dollars	2007	2006
Net interest revenue	—	—
Non-interest revenue	$(1)	$1

Revenues, net of interest expense	$(1)	$1
Operating expenses	15	5

Income (loss) before income taxes (benefits)	$(16)	$(4)
Income taxes (benefits)	(17)	8

Net income (loss)	$1	$(12)

GLOBAL WEALTH MANAGEMENT

Global Wealth Management is comprised of the Smith Barney Private Client businesses (including Citigroup Wealth Advisors outside the U.S.), Citigroup Private Bank, and Citigroup Investment Research.

	First Quarter		% Change
In millions of dollars	2007	2006	1Q07 vs. 1Q06
Net interest revenue	$529	$460	15%
Non-interest revenue	2,289	2,023	13

Revenues, net of interest expense	$2,818	$2,483	13%
Operating expenses	2,102	2,055	2
Provision for loan losses	17	5	NM

Income before taxes	$699	$423	65%
Income taxes	251	136	85

Net income	$448	$287	56%

Revenues, net of interest expense by region:
U.S.	$2,385	$2,154	11%
Mexico	36	31	16
Latin America	55	43	28
EMEA	108	75	44
Japan	—	—	—
Asia	234	180	30

Total revenues	$2,818	$2,483	13%

Net income (loss) by region:
U.S.	$361	$228	58%
Mexico	12	8	50
Latin America	3	3	—
EMEA	7	3	NM
Japan	—	—	—
Asia	65	45	44

Total net income	$448	$287	56%

Average risk capital(1)	$2,879	$2,539	13%
Return on risk capital(1)	63%	46%
Return on invested capital(1)	40%	29%

(1)
See footnote 3 to the table on page 4.
NM
Not meaningful.

GLOBAL WEALTH MANAGEMENT (Continued)

	First Quarter		% Change
	2007	2006	1Q07 vs. 1Q06
Key indicators: (in billions of dollars)
Total assets under fee-based management	$418	$369	13%
Total client assets	$1,493	$1,347	11%
Net client asset flows	$6	$3	100%
Financial advisors (FA) / bankers (actual number)	13,605	13,837	(2)%
Annualized revenue per FA / banker (in thousands of dollars)	$837	$715	17%
Average deposits and other customer liability balances	$113	$99	14%
Average loans	$46	$40	15%

(THIS PAGE INTENTIONALLY LEFT BLANK)

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

	First Quarter		% Change
In millions of dollars	2007	2006	1Q07 vs. 1Q06
Net interest revenue	$285	$209	36%
Non-interest revenue	1,961	1,778	10

Revenues, net of interest expense	$2,246	$1,987	13%
Operating expenses	1,724	1,720	—
Provisions for loan losses	—	1	(100)

Income before taxes	$522	$266	96%
Income taxes	198	98	NM

Net income	$324	$168	93%

Revenues, net of interest expense by region:
U.S.	$2,184	$1,943	12%
Mexico	—	—	—
Latin America	—	—	—
EMEA	14	5	NM
Japan	—	—	—
Asia	48	39	23

Total revenues	$2,246	$1,987	13%

Net income (loss) by region:
U.S.	$318	$162	96%
Mexico	—	—	—
Latin America	—	—	—
EMEA	(1)	1	NM
Japan	—	—	—
Asia	7	5	40

Total net income	$324	$168	93%

Average risk capital(1)	$1,743	$1,457	20%
Return on risk capital(1)	75%	47%
Return on invested capital(1)	39%	24%

(1)
See footnote 3 to the table on page 4.

NM
Not meaningful

Smith Barney (Continued)

	First Quarter		% Change
	2007	2006	1Q07 vs. 1Q06
Key indicators: (in billions of dollars)
Total assets under fee-based management	$362	$319	13%
Total client assets	$1,277	$1,167	9%
Financial advisors (FA) (actual numbers)	13,009	13,321	(2)%
Annualized revenue per FA (in thousands of dollars)	$697	$597	17%

1Q07 vs. 1Q06

        Smith Barney net income of $324 million in the first quarter of 2007 increased $156 million, or 93%, from 2006.

        Revenues, net of interest expense, of $2.246 billion in the first quarter of 2007 increased $259 million, or 13%, from the prior-year period, primarily due to a 17% increase in fee-based revenues reflecting an advisory-based strategy and a 7% increase in transactional revenues due to higher syndicate sales.

        Total assets under fee-based management were $362 billion as of March 31, 2007, up $43 billion, or 13%, from the prior-year period. Total client assets, including assets under fee-based management, of $1,277 billion in the first quarter of 2007 increased $110 billion, or 9%, compared to the prior-year quarter, reflecting organic growth and the addition of Quilter client assets as of March 31, 2007. Net inflows were $7 billion in the first quarter of 2007 compared to $3 billion in the prior-year quarter. Smith Barney had 13,009 financial advisors as of March 31, 2007, compared with 13,321 as of March 31, 2006. Annualized revenue per financial advisor of $697,000 increased 17% from the prior-year quarter.

        Operating expenses of $1.724 billion in the first quarter of 2007 increased $4 million from the prior-year quarter. The expense increase in 2007 was favorably affected by the absence of the charge related to the 2006 initial adoption of SFAS 123(R) of $129 million. Excluding this charge, the increase in expenses was primarily driven by higher variable compensation associated with increased revenue.

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

	First Quarter		% Change
In millions of dollars	2007	2006	1Q07 vs. 1Q06
Net interest revenue	$244	$251	(3)%
Non-interest revenue	328	245	34

Revenues, net of interest expense	$572	$496	15%
Operating expenses	378	335	13
Provision for loan losses	17	4	NM

Income before taxes	$177	$157	13%
Income taxes	53	38	39

Net income	$124	$119	4%

Revenues, net of interest expense, by region:
U.S.	$201	$211	(4)%
Mexico	36	31	16
Latin America	55	43	28
EMEA	94	70	34
Japan	—	—	—
Asia	186	141	31

Total revenues	$572	$496	15%

Net income by region:
U.S.	$43	$66	(35)%
Mexico	12	8	50
Latin America	3	3	—
EMEA	8	2	NM
Japan	—	—	—
Asia	58	40	45

Total net income	$124	$119	4%

Average risk capital(1)	$1,136	$1,082	5%
Return on risk capital(1)	44%	45%
Return on invested capital(1)	40%	42%

(1)
See footnote 3 to the table on page 4.

NM
Not meaningful.

Private Bank (Continued)

	First Quarter		% Change
	2007	2006	1Q07 vs. 1Q06
Key indicators: (in billions of dollars)
Total assets under fee-based management	$56	$50	12%
Total client assets	$216	$180	20%
Net client asset flows	$(1)	$—	—
Bankers	596	516	16%
Annualized revenue per bankers (in thousands of dollars)	$4,047	$3,898	4%
Average deposits and other customer liability balances	$61	$48	27%
Average loans	$44	$38	16%

1Q07 vs. 1Q06

        Revenues, net of interest expense, increased due to strong growth across Asia, EMEA, Mexico and Latin America.

        U.S. revenue decreased, primarily driven by a decrease in lending and banking spreads, partially offset by increases in lending and banking volumes.

        Operating expenses of $378 million in the first quarter of 2007 increased $43 million from the prior-year quarter. The expense increase in 2007 was favorably affected by the absence of the charge related to the 2006 initial adoption of SFAS 123(R) of $16 million. Excluding this charge, the increase in expenses was primarily driven by higher incentive compensation from higher revenue and investment spending to expand on-shore markets.

        Provision for loan losses increased primarily due to portfolio growth.

        End of period client assets increased $36 billion, or 20%, while average loans increased $6 billion, or 16%, primarily in EMEA and the U.S.

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

	First Quarter		% Change
In millions of dollars
	2007	2006	1Q07 vs. 1Q06
Net interest revenue	$(20)	$3	NM
Non-interest revenue	582	672	(13)%

Total revenues, net of interest expense	$562	$675	(17)%

Net realized and net change in unrealized gains	$444	$563	(21)%
Fees, dividends and interest	35	49	(29)
Other	(43)	(28)	(54)

Total proprietary investment activities revenues	$436	$584	(25)%
Client revenues(1)	126	91	38

Total revenues, net of interest expense	$562	$675	(17)%
Operating expenses	180	181	(1)
Provision for loan losses	1	—	NM

Income before taxes and minority interest	$381	$494	(23)%

Income taxes	$138	$111	24%
Minority interest, net of taxes	21	30	(30)

Net income	$222	$353	(37)%

Average risk capital(2)	$4,086	$4,547	(10)%
Return on risk capital(2)	22%	32%
Return on invested capital(2)	19%	28%

Revenue by product:
Client(1)	$126	$91	38%

Private Equity	$361	$213	69%
Hedge Funds	47	107	(56)
Other	28	264	(89)

Proprietary	$436	$584	(25)%

Total	$562	$675	(17)%

(1)
Includes fee income.

(2)
See footnote 3 to the table on page 4.

NM
Not meaningful.

ALTERNATIVE INVESTMENTS (Continued)

	First Quarter		% Change
	2007	2006	1Q07 vs. 1Q06
Key indicators: (in billions of dollars)
Capital under management:
Client	$42.9	$28.2	52%
Proprietary	10.8	11.1	(3)

Total	$53.7	$39.3	37%

1Q07 vs. 1Q06

        Total proprietary revenues, net of interest expense, were composed of revenues from private equity of $361 million, hedge funds of $47 million and other investment activity of $28 million. Private equity revenue increased $148 million from the first quarter of 2006, primarily driven by gains from the sale of portfolio assets. Hedge fund revenue declined $60 million due to lower investment performance. Other investment activities revenue decreased $236 million from the first quarter of 2006, largely due to the absence of prior-year gains from the sale of Citigroup's investment in The Travelers Companies shares, partially offset by real estate investment returns. Client revenues increased $35 million, reflecting increased management fees from a 52% growth in average client capital under management.

        Minority interest, net of tax, declined on the absence of prior-year private equity gains related to underlying investments held by consolidated majority-owned legal entities. The impact of minority interest is reflected in fees, dividends, and interest, and net realized and net change in unrealized gains/(losses) consistent with proceeds received by minority interests.

        Net Income in the first quarter 2006 reflected a tax benefit of $58 million resulting from the resolution of the Federal Tax Audit.

        Proprietary capital under management decreased $0.3 billion from the first quarter of 2006, primarily driven by the sale of Citigroup's remaining holdings of MetLife shares, which were partially offset by investments in hedge funds, private equity and real estate.

        Client capital under management increased $14.7 billion, or 52%, from the first quarter of 2006 due to inflows from institutional and high-net-worth clients in private equity, real estate and hedge funds.

        Beginning January 1, 2007, the change in fair value of the Company's Legg Mason securities are marked-to-market through earnings. See Notes 11 and 16 on page 95 and 105, respectively.

CORPORATE/OTHER

        Corporate/Other includes treasury results, the 2007 first quarter restructuring charge, unallocated corporate expenses, offsets to certain line-item reclassifications reported in the business segments (inter-segment eliminations), the results of discontinued operations and unallocated taxes.

	First Quarter
In millions of dollars
	2007	2006
Revenues, net of interest expense	$16	$(209)
Restructuring expense	1,377	—
Other operating expense	41	8

Operating expenses	1,418	8

Loss from continuing operations before taxes and minority interest	$(1,402)	$(217)
Income tax benefits	(491)	(131)
Minority interest, net of taxes	1	1

Loss from continuing operations	$(912)	$(87)
Income from discontinued operations	—	84

Net loss	$(912)	$(3)

1Q07 vs. 1Q06

        Revenues, net of interest expense, increased, primarily due to a gain on the sale of certain corporate-owned assets and improved treasury results as long-term funding rates decreased.

        Restructuring expense.    See Note 7 on page 92 for details on the 2007 first quarter restructuring charge.

        Other operating expenses increased, primarily due to increased staffing and technology costs.

        Income tax benefits increased due to the higher pretax loss in the current year, offset by a prior-year tax reserve release of $61 million relating to the resolution of the Federal Tax Audit.

        Discontinued operations represent the operations in the Company's Sale of the Asset Management Business to Legg Mason Inc., and the Sale of the Life Insurance and Annuities Business. For 2006, income from discontinued operations included a gain from the Sale of the Asset Management Business in Poland, as well as a tax reserve release of $59 million relating to the resolution of the Federal Tax Audit. See Note 2 on page 87.

MANAGING GLOBAL RISK

        Citigroup's risk management framework balances strong corporate oversight with well-defined independent risk management functions within each business. The Citigroup risk management framework is described in Citigroup's 2006 Annual Report on Form 10-K.

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

        ROIC is calculated using income adjusted to exclude a net internal funding cost Citigroup levies on the goodwill and intangible assets of each business. This adjusted annualized income is divided by the sum of each business's average risk capital, goodwill and intangible assets (excluding mortgage servicing rights, which are captured in risk capital). ROIC thus compares business income with the total invested capital—risk capital, goodwill and intangible assets—used to generate that income. ROIC is used to assess returns on potential acquisitions and divestitures, and to compare long-term performance of businesses with differing proportions of organic and acquired growth.

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

        At March 31, 2007, December 31, 2006, and March 31, 2006, risk capital for Citigroup was composed of the following risk types:

In billions of dollars	Mar. 31, 2007	Dec. 31, 2006	Mar. 31, 2006
Credit risk	$38.3	$36.7	$36.3
Market risk	29.1	21.5	17.4
Operational risk	7.9	8.0	8.1
Intersector diversification(1)	(6.3)	(6.4)	(5.7)

Total Citigroup	$69.0	$59.8	$56.1

Return on risk capital (quarterly)	31%	35%	41%
Return on invested capital	17%	17%	20%

(1)
Reduction in risk represents diversification between sectors.

        The increase in Citigroup's risk capital versus December 31, 2006 was primarily related to the 2007 first quarter methodology update for the implementation of SFAS 158, higher interest rate risk, the 2007 first quarter methodology update for market risk for proprietary investments, credit portfolio growth, and recent acquisitions and investments.

        Average risk capital, return on risk capital and return on invested capital are provided for each segment and product and are disclosed on pages 14 - 44.

        The increase in average risk capital compared to the first quarter of 2006 was primarily driven by increases in Global Consumer and Markets & Banking. Average risk capital of $31.7 billion in Global Consumer increased $3.9 billion, or 14%, driven mostly by higher interest rate risk and recent acquisitions and strategic investments. Average risk capital of $24.1 billion in Markets & Banking increased $3.6 billion, or 17%, driven mostly by portfolio growth, updated methodology for market risk for proprietary investments, higher interest rate risk, and the recent strategic investments.

CREDIT RISK MANAGEMENT PROCESS

        Credit risk arises in many of the Company's business activities, including:

  •
  lending

  •
  sales and trading

  •
  derivatives

  •
  securities transactions

  •
  settlement

  •
  when the Company acts as an intermediary on behalf of its clients and other third parties.

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars	1st Qtr. 2007	4th Qtr. 2006	3rd Qtr. 2006	2nd Qtr. 2006	1st Qtr. 2006
Allowance for loan losses at beginning of period	$8,940	$8,979	$9,144	$9,505	$9,782

Provision for loan losses
Consumer	$2,443	$2,028	$1,736	$1,426	$1,446
Corporate	263	85	57	10	(50)

	$2,706	$2,113	$1,793	$1,436	$1,396

Gross credit losses
Consumer
In U.S. offices	$1,291	$1,223	$1,091	$1,090	$1,105
In offices outside the U.S.	1,341	1,309	1,227	1,145	1,037
Corporate
In U.S. offices	6	13	6	44	15
In offices outside the U.S.	29	97	38	75	26

	$2,667	$2,642	$2,362	$2,354	$2,183

Credit recoveries
Consumer
In U.S. offices	$214	$165	$153	$183	$190
In offices outside the U.S.	286	307	350	298	319
Corporate
In U.S. offices	18	2	5	12	2
In offices outside the U.S.	40	26	48	65	72

	$558	$500	$556	$558	$583

Net credit losses
In U.S. offices	$1,065	$1,069	$939	$939	$928
In offices outside the U.S.	1,044	1,073	867	857	672

Total	$2,109	$2,142	$1,806	$1,796	$1,600

Other—net(1)(2)(3)(4)(5)	$(27)	$(10)	$(152)	$(1)	$(73)

Allowance for loan losses at end of period	$9,510	$8,940	$8,979	$9,144	$9,505

Allowance for unfunded lending commitments(6)	$1,100	$1,100	$1,100	$1,050	$900

Total allowance for loans and unfunded lending commitments	$10,610	$10,040	$10,079	$10,194	$10,405

Net consumer credit losses	$2,132	$2,060	$1,815	$1,754	$1,633
As a percentage of average consumer loans	1.69%	1.64%	1.49%	1.48%	1.46%

Net corporate credit losses/(recoveries)	$(23)	$82	$(9)	$42	$(33)
As a percentage of average corporate loans	NM	0.05%	NM	—	NM

(1)
The first quarter of 2007 includes reductions to the loan loss reserve of $97 million related to a balance sheet reclass to Loans Held for Sale in the U.S. Cards portfolio and the addition of $75 million related to the acquisition of Grupo Financiero Uno.

(2)
The 2006 fourth quarter includes reductions to the loan loss reserve of $74 million related to securitizations.

(3)
The 2006 third quarter includes reductions to the loan loss reserve of $140 million related to securitizations and portfolio sales.

(4)
The 2006 second quarter includes reductions to the loan loss reserve of $125 million related to securitizations, offset by $84 million of additions related to the Credicard acquisition.

(5)
The first quarter of 2006 includes reductions to the loan loss reserve of $90 million related to securitizations.

(6)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

NM
Not meaningful

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

In millions of dollars	Mar. 31 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Corporate cash-basis loans
Collateral dependent (at lower of cost or collateral value)(1)	$19	$19	$15	$—	$—
Other	481	516	677	799	821

Total	$500	$535	$692	$799	$821

Corporate cash-basis loans
In U.S. offices	$38	$58	$23	$24	$65
In offices outside the U.S.	462	477	669	775	756

Total	$500	$535	$692	$799	$821

Renegotiated loans (includes Corporate and Commercial Business Loans)	$26	$22	$23	$23	$30

Consumer loans on which accrual of interest had been suspended
In U.S. offices	$2,501	$2,490	$2,231	$1,985	$2,088
In offices outside the U.S.	2,077	2,022	1,958	1,872	1,664

Total	$4,578	$4,512	$4,189	$3,857	$3,752

Accruing loans 90 or more days delinquent(2)
In U.S. offices	$2,374	$2,260	$2,576	$2,403	$2,531
In offices outside the U.S.	532	524	448	431	410

Total	$2,906	$2,784	$3,024	$2,834	$2,941

(1)
A cash-basis loan is defined as collateral dependent when repayment is expected to be provided solely by the liquidation of the underlying collateral and there are no other available and reliable sources of repayment, in which case the loans are written down to the lower of cost or collateral value.

(2)
Substantially composed of consumer loans of which $2,074 million, $1,891 million, $1,897 million, $1,815 million, and $1,797 million, are government-guaranteed student loans and Federal Housing Authority mortgages at March 31, 2007, December 31, 2006, September 30, 2006, June 30, 2006, and March 31, 2006, respectively.

Other Real Estate Owned and Other Repossessed Assets

In millions of dollars	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Other real estate owned(1)
Consumer	$461	$385	$356	$324	$322
Corporate	348	316	193	171	144

Total other real estate owned	$809	$701	$549	$495	$466

Other repossessed assets(2)	$77	$75	$62	$53	$52

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

        The following table summarizes delinquency and net credit loss experience in both the managed and on-balance sheet Consumer Loan portfolios. The managed loan portfolio includes held-for-sale and securitized credit card receivables, which affects only U.S. Cards from a product view and U.S. from a regional view. Although a managed basis presentation is not in conformity with GAAP, the Company believes managed credit statistics provide a representation of performance and key indicators of the credit card business that is consistent with the way management reviews operating performance and allocates resources. For example, the U.S. Cards business considers both on-balance sheet and securitized balances (together, its managed portfolio) when determining capital allocation and general management decisions and compensation. Furthermore, investors use information about the credit quality of the entire managed portfolio, as the results of both the on-balance sheet and securitized portfolios impact the overall performance of the U.S. Cards business. For a further discussion of managed-basis reporting, see Note 13 on page 98.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

	Total Loans	90 Days or More Past Due(1)			Average Loans	Net Credit Losses(1)
In millions of dollars, except total and average loan amounts in billions Product View:	Mar. 31, 2007	Mar. 31, 2007	Dec. 31, 2006	Mar. 31, 2006	1st Qtr. 2007	1st Qtr. 2007	4th Qtr. 2006	1st Qtr. 2006
U.S.:
U.S. Cards	$35.9	$587	$718	$958	$38.9	$439	$439	$446
Ratio		1.63%	1.61%	2.39%		4.58%	4.30%	4.27%
U.S. Retail Distribution	48.4	847	834	740	47.6	335	337	279
Ratio		1.75%	1.73%	1.73%		2.85%	2.88%	2.66%
U.S. Consumer Lending	218.6	3,026	2,870	2,411	216.6	286	258	176
Ratio		1.38%	1.36%	1.25%		0.53%	0.49%	0.38%
U.S. Commercial Business	37.6	195	149	151	36.6	19	23	14
Ratio		0.52%	0.41%	0.44%		0.21%	0.25%	0.17%
International:
International Cards	32.2	736	709	535	31.2	384	402	218
Ratio		2.29%	2.29%	2.22%		4.99%	5.39%	3.64%
International Consumer Finance	25.3	592	608	437	25.0	430	380	319
Ratio		2.34%	2.43%	1.93%		6.98%	6.05%	5.78%
International Retail Banking	71.3	630	667	736	69.8	238	221	184
Ratio		0.88%	0.97%	1.21%		1.38%	1.29%	1.21%
Private Bank(2)	44.6	10	21	12	43.6	—	—	(4)
Ratio		0.02%	0.05%	0.03%		0.00%	0.00%	(0.04)%
Other Consumer Loans	2.7	—	—	43	2.6	1	—	1

On-Balance Sheet in Loans(3)	$516.6	$6,623	$6,576	$6,023	$511.9	$2,132	$2,060	$1,633
Ratio		1.28%	1.29%	1.31%		1.69%	1.64%	1.46%

Securitized receivables (all in U.S. Cards)	$98.6	$1,528	$1,616	$1,403	$97.3	$1,150	$1,094	$871
Credit card receivables held-for-sale	3.0	47	—	—	3.0	—	—	4

Managed Loans(4)	$618.2	$8,198	$8,192	$7,426	$612.2	$3,282	$3,154	$2,508
Ratio		1.33%	1.34%	1.34%		2.17%	2.09%	1.85%

Regional View:
U.S.	$371.5	$4,663	$4,584	$4,312	$370.2	$1,080	$1,058	$916
Ratio		1.26%	1.24%	1.27%		1.18%	1.16%	1.11%
Mexico	16.9	507	625	541	16.5	182	163	106
Ratio		3.00%	3.78%	3.68%		4.47%	3.97%	2.87%
EMEA	45.7	582	574	487	44.4	317	303	250
Ratio		1.27%	1.32%	1.32%		2.89%	2.84%	2.77%
Japan	10.9	227	235	170	11.0	313	273	223
Ratio		2.08%	2.08%	1.48%		11.57%	9.43%	7.83%
Asia	63.7	432	439	473	62.7	164	186	136
Ratio		0.68%	0.71%	0.87%		1.06%	1.22%	1.01%
Latin America	7.9	212	119	40	7.1	76	77	2
Ratio		2.69%	1.84%	0.99%		4.36%	4.98%	0.21%

On-Balance Sheet in Loans(3)	$516.6	$6,623	$6,576	$6,023	$511.9	$2,132	$2,060	$1,633

Ratio		1.28%	1.29%	1.31%		1.69%	1.64%	1.46%

Securitized receivables (all in U.S. Cards)	$98.6	$1,528	$1,616	$1,403	$97.3	$1,150	$1,094	$871
Credit card receivables held-for-sale	3.0	47	—	—	3.0	—	—	4

Managed Loans(4)	$618.2	$8,198	$8,192	$7,426	$612.2	$3,282	$3,154	$2,508
Ratio		1.33%	1.34%	1.34%		2.17%	2.09%	1.85%

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

(4)
This table presents credit information on a held basis and shows the impact of securitizations to reconcile to a managed basis. Only U.S. Cards from a product view, and U.S from a regional view, are impacted. Managed-basis reporting is a non-GAAP measure. Held-basis reporting is the related GAAP measure. See a discussion of managed-basis reporting on page 51.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	Mar. 31, 2007	Dec. 31, 2006	Mar. 31, 2006	1st Qtr. 2007	4th Qtr 2006	1st Qtr. 2006
On-balance sheet(1)	$516.6	$510.8	$459.4	$511.9	$498.0	$454.8
Securitized receivables (all in U.S. Cards)	98.6	99.5	95.9	97.3	99.1	94.7
Credit card receivables held-for-sale(2)	3.0	—	—	3.0	0.2	0.3

Total managed(3)	$618.2	$610.3	$555.3	$612.2	$597.3	$549.8

(1)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $2 billion and $2 billion for the first quarter of 2007, approximately $2 billion and $2 billion for the fourth quarter of 2006, and approximately $3 billion and $4 billion for the first quarter of 2006, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

(2)
Included in Other Assets on the Consolidated Balance Sheet.

(3)
This table presents loan information on a held basis and shows the impact of securitization to reconcile to a managed basis. Managed-basis reporting is a non-GAAP measure. Held-basis reporting is the related GAAP measure. See a discussion of managed-basis reporting on page 51.

        Citigroup's total allowance for loans, leases and unfunded lending commitments of $10.610 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the Consumer portfolio was $6.338 billion at March 31, 2007, $6.006 billion at December 31, 2006 and $6.647 billion at March 31, 2006. The decrease in the allowance for credit losses from March 31, 2006 of $309 million included:

  •
  reserve releases, primarily related to a decline in bankruptcy filings due to the impact of the change in bankruptcy legislation on U.S. Cards in 2005, and stable credit conditions in the U.S. and internationally;

  •
  $339 million of reductions related to securitizations and sales of portfolios in the U.S. Cards business;

  •
  a $97 million balance sheet reclass to loans held for sale in the U.S. Cards business;

        Offsetting these reductions in the allowance for credit losses was the impact of reserve builds of $856 million, primarily related to increased reserves to reflect: a change in estimate of loan losses inherent in the initial tenor portion of the Consumer Loan portfolio; increased delinquencies in second mortgages, and portfolio growth in the U.S. Consumer Lending mortgage portfolio. Additionally, market expansion in Mexico Cards, the integration of the Credicard portfolio in Brazil and increased reserves in Japan, primarily related to the change in the operating environment in the consumer finance business, and the passage on December 13, 2006, of changes to Japan's consumer lending laws, added to the increase. The acquisition of the CrediCard portfolio and the Grupo Financiero Uno business increased the allowance for credit losses by $84 million and $75 million, respectively in Latin America.

        On-balance sheet consumer loans of $516.6 billion increased $57.2 billion, or 12%, from March 31, 2006, primarily driven by growth in mortgage and other real-estate-secured loans in the U.S. Consumer Lending, U.S. Commercial Business, and Private Bank businesses, as well as growth in U.S. Retail Distribution and all International businesses.

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

Credit Exposure Arising from Derivatives and Foreign Exchange

        Citigroup uses derivatives as both an end-user for asset/liability management and in its client businesses. In Markets & Banking, Citigroup enters into derivatives for trading purposes or to enable customers to transfer, modify or reduce their interest rate, foreign exchange and other market risks. In addition, Citigroup uses derivatives and other instruments, primarily interest rate and foreign exchange products, as an end-user to manage interest rate risk relating to specific groups of interest-sensitive assets and liabilities. Also, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions.

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

        For asset/liability management hedges that are subject to SFAS 133, the hedging derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness present in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes the changes in the value of the hedged item that are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value, which, if excluded, is recognized in current earnings.

        The following tables summarize by derivative type the notionals, receivables and payables held for trading and asset/liability management hedge purposes as of March 31, 2007 and December 31, 2006. A portion of the asset/liability management hedges are accounted for under SFAS 133, and in Note 15 on page 102.

CITIGROUP DERIVATIVES

Notionals(1)

	Trading Derivatives(2)		Asset/Liability Management Hedges(3)
In millions of dollars	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Interest rate contracts
Swaps	$15,127,660	$14,196,404	$584,647	$561,376
Futures and forwards	2,115,956	1,824,205	132,102	75,374
Written options	4,018,792	3,054,990	31,078	12,764
Purchased options	3,986,488	2,953,122	62,645	35,420

Total interest rate contract notionals	$25,248,896	$22,028,721	$810,472	$684,934

Foreign exchange contracts
Swaps	$770,255	$722,063	$60,181	$53,216
Futures and forwards	2,271,735	2,068,310	41,955	42,675
Written options	482,675	416,951	886	1,228
Purchased options	458,963	404,859	761	1,246

Total foreign exchange contract notionals	$3,983,628	$3,612,183	$103,783	$98,365

Equity contracts
Swaps	$127,252	$104,320	$—	$—
Futures and forwards	26,921	36,362	—	—
Written options	584,088	387,781	—	—
Purchased options	541,841	355,891	—	—

Total equity contract notionals	$1,280,102	$884,354	$—	$—

Commodity and other contracts
Swaps	$41,146	$35,611	$—	$—
Futures and forwards	45,005	17,433	—	—
Written options	15,407	11,991	—	—
Purchased options	16,869	16,904	—	—

Total commodity and other contract notionals	$118,427	$81,939	$—	$—

Credit derivatives	$2,467,859	$1,944,980	$—	$—

Total derivative notionals	$33,098,912	$28,552,177	$914,255	$783,299

Mark-to-Market (MTM) Receivables/Payables

	Derivatives Receivables—MTM		Derivatives Payables—MTM
In millions of dollars	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Trading Derivatives(2)
Interest rate contracts	$171,536	$167,521	$174,217	$166,119
Foreign exchange contracts	45,871	52,297	41,430	47,469
Equity contracts	28,281	26,883	53,154	52,980
Commodity and other contracts	5,216	5,387	5,462	5,776
Credit derivative	20,078	14,069	20,621	15,081

Total	$270,982	$266,157	$294,884	$287,425
Less: Netting agreements, cash collateral and market value adjustments	(224,516)	(216,616)	(220,693)	(212,621)

Net Receivables/Payables	$46,466	$49,541	$74,191	$74,804

Asset/Liability Management Hedges(3)
Interest rate contracts	$1,837	$1,801	$4,816	$3,327
Foreign exchange contracts	3,861	3,660	681	947

Total	$5,698	$5,461	$5,497	$4,274

(1)
Includes the notional amounts for long and short derivative positions.

(2)
Trading Derivatives include proprietary positions, as well as hedging derivatives instruments that do not qualify for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS 133).

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

        The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	Mar. 31, 2007	Dec. 31, 2006	Mar. 31, 2006
Corporate cash-basis loans
Securities and Banking	$474	$500	$745
Transaction Services	26	35	76

Total corporate cash-basis loans(1)	$500	$535	$821

Net credit losses (recoveries)
Securities and Banking	$(28)	$70	$(34)
Transaction Services	5	6	1
Alternative Investments	1	—	—
Corporate/Other	(1)	6	—

Total net credit losses (recoveries)	$(23)	$82	$(33)

Corporate allowance for loan losses	$3,172	$2,934	$2,858
Corporate allowance for credit losses on unfunded lending commitments(2)	1,100	1,100	900

Total corporate allowance for loans and unfunded lending commitments	$4,272	$4,034	$3,758

As a percentage of total corporate loans(3)	1.82%	1.76%	2.00%

(1)
Excludes purchased distressed loans accounted for in accordance with SOP 03-3. The carrying value of these loans was $957 million at March 31, 2007, $949 million at December 31, 2006 and $1,217 million at March 31, 2006.

(2)
Represents additional reserves recorded in Other Liabilities on the Consolidated Balance Sheet.

(3)
Does not include the allowance for unfunded lending commitments.

        Cash-basis loans on March 31, 2007 decreased $321 million as compared with March 31, 2006; $271 million of the decrease was in Securities and Banking and $50 million was in Transaction Services. Securities and Banking decreased primarily due to decreases in KorAm, Europe, Mexico and the Philippines.

        Cash-basis loans decreased $35 million as compared to December 31, 2006 due to decreases of $26 million in Securities and Banking and $9 million in Transaction Services. Securities and Banking primarily reflected declining charge-offs in North America, Mexico and Poland.

        Total corporate Other Real Estate Owned (OREO) was $348 million, $316 million and $144 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. The $204 million increase from March 31, 2006 reflects net foreclosures in the U.S. real estate portfolio.

        Total corporate loans outstanding at March 31, 2007 were $174 billion as compared to $166 billion and $143 billion at December 31, 2006 and March 31, 2006, respectively.

        Total corporate net credit recovery of $23 million on March 31, 2007 decreased $10 million compared to March 31, 2006, primarily due to continued improvements in the overall credit environment. Total corporate net credit losses increased $105 million compared to the 2006 fourth quarter, primarily due to the absence of write-offs in the fourth quarter of 2006.

        Citigroup's allowance for credit losses for loans, leases and lending commitments of $10.610 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the Corporate portfolio was $4.272 billion at March 31, 2007, compared to $3.758 billion at March 31, 2006 and $4.034 billion at December 31, 2006, respectively. The $514 million increase in the total allowance at March 31, 2007 from March 31, 2006 primarily reflects reserve builds related to unfunded lending commitments and increases in expected losses during the year. There was a $238 million increase in the total allowance at March 31, 2007 from December 31, 2006 primarily reflects an increase in the reserve for $300 million based on portfolio growth in Markets & Banking, which includes higher commitments to leveraged transactions and an increase in average loan tenor. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

MARKET RISK MANAGEMENT PROCESS

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" on page 68. Price risk is the earnings risk from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

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

Non-Trading Portfolios

Interest Rate Risk

        One of Citigroup's primary business functions is providing financial products that meet the needs of its customers. Loans and deposits are tailored to the customer's requirements with regard to tenor, index, and rate type. Net Interest Revenue (NIR) is the difference between the yield earned on the non-trading portfolio assets (including customer loans) and rate paid on the liabilities (including customer deposits or company borrowings). The NIR is affected by changes in the level of interest rates. For example:

  •
  At any given time, there may be an unequal amount of assets and liabilities, which are subject to market rates due to maturation or repricing. Whenever the amount of liabilities subject to repricing exceeds the amount of assets subject to repricing, a company is considered "liability sensitive." In this case, a company's NIR will deteriorate in a rising rate environment.

  •
  The assets and liabilities of a company may reprice at different speeds or mature at different times, subjecting both "liability sensitive" and "asset sensitive" companies to NIR sensitivity from changing interest rates. For example, a company may have a large amount of loans that are subject to repricing this period, but the majority of deposits are not scheduled for repricing until the following period. That company would suffer from NIR deterioration if interest rates were to fall.

        NIR in the current period is the result of customer transactions and the related contractual rates originated in prior periods as well as new transactions in the current period; those prior period transactions will be impacted by changes in rates on floating rate assets and liabilities in the current period.

        Due to the long-term nature of the portfolios, NIR will vary from quarter to quarter even assuming no change in the shape or level of the yield curve as the assets and liabilities reprice. These repricings are a function of implied forward interest rates, which represent the overall market's unbiased estimate of future interest rates and incorporate possible changes in the Federal Funds rate as well as the shape of the yield curve.

Interest Rate Risk Governance

        The risks in Citigroup's non-traded portfolios are estimated using a common set of standards that define, measure, limit and report the market risk. Each business is required to establish, with approval from independent market risk management, a market risk limit framework that clearly defines approved risk profiles and is within the parameters of Citigroup's overall risk appetite. In all cases, the businesses are ultimately responsible for the market risks they take and for remaining within their defined limits. These limits are monitored by independent market risk, country and business Asset and Liability Committees (ALCOs) and the Global Finance and Asset and Liability Committee (FinALCO).

Interest Rate Risk Measurement

        Citigroup's principal measure of risk to NIR is Interest Rate Exposure (IRE). IRE measures the change in expected NIR in each currency resulting solely from unanticipated changes in forward interest rates. Factors such as changes in volumes, spreads, margins and the impact of prior-period pricing decisions are not captured by IRE. IRE assumes that businesses make no additional changes in pricing or balances in response to the unanticipated rate changes.

        IRE tests the impact on NIR resulting from unanticipated changes in forward interest rates. For example, if the current 90-day LIBOR rate is 3.00% and the one-year forward rate is 5.00% (i.e., the estimated 90-day LIBOR rate in one year), the +100bps IRE scenario measures the impact of the firm's NIR of a 100bps instantaneous change in the 90-day LIBOR, to 6% in one year).

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

Mitigation and Hedging of Risk

        All financial institutions' financial performance is subject to some degree of risk due to changes in interest rates. In order to manage these risks effectively, Citigroup may modify pricing on new customer loans and deposits, enter into transactions with other institutions or enter into off-balance sheet derivative transactions that have the opposite risk exposures. Therefore, Citigroup regularly assesses the viability of strategies to reduce unacceptable risks to earnings and implements such strategies when the Company believes those actions are prudent. As information becomes available, Citigroup formulates strategies aimed at protecting earnings from the potential negative effects of changes in interest rates.

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

	March 31, 2007		December 31, 2006		March 31, 2006
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(677)	$470	$(728)	$627	$(435)	$585
Gradual change	$(335)	$348	$(349)	$360	$(266)	$271

Mexican peso
Instantaneous change	$21	$(21)	$42	$(43)	$91	$(92)
Gradual change	$21	$(21)	$41	$(41)	$63	$(63)

Euro
Instantaneous change	$(123)	$123	$(91)	$91	$(56)	$56
Gradual change	$(57)	$57	$(38)	$38	$(15)	$15

Japanese yen
Instantaneous change	$(38)	NM	$(32)	NM	$(5)	NM
Gradual change	$(26)	NM	$(21)	NM	$5	NM

Pound sterling
Instantaneous change	$(22)	$22	$(41)	$41	$(22)	$21
Gradual change	$(11)	$11	$(21)	$21	$5	$(5)

NM
Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the Japanese yen yield curve.

        The changes in the U.S. dollar interest rate exposures from December 31, 2006 primarily reflects movements in customer-related asset and liability mix, as well as Citigroup's view of prevailing interest rates.

        The following table shows the risk to NIR from six different changes in the implied forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bp)	—	100	200	(200)	(100)	—
10-year rate change (bp)	(100)	—	100	(100)	—	100

Impact to net interest revenue	$29	$(380)	$(851)	$649	$383	$(252)

(in millions of dollars)

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

        Risk capital for market risk in trading portfolios is based on an annualized VAR figure.

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

        For Citigroup's major trading centers, the aggregate pretax VAR in the trading portfolios was $122 million, $106 million, and $106 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. Daily exposures averaged $121 million during the first quarter of 2007 and ranged from $100 million to $140 million.

        The following table summarizes VAR to Citigroup in the trading portfolios at March 31, 2007, December 31, 2006, and March 31, 2006, including the Total VAR, the specific risk only component of VAR, and Total—General market factors only, along with the quarterly averages:

In million of dollars	March 31, 2007	First Quarter 2007 Average	December 31, 2006	Fourth Quarter 2006 Average	March 31, 2006	First Quarter 2006 Average
Interest rate	$99	$95	$81	$79	$95	$86
Foreign exchange	29	28	27	30	29	23
Equity	77	70	62	51	43	48
Commodity	27	28	18	15	15	12
Covariance adjustment	(110)	(100)	(82)	(79)	(76)	(67)

Total — All market risk factors, including general and specific risk	$122	$121	$106	$96	$106	$102

Specific risk only component	$5	$12	$8	$12	$10	$11

Total — General market factors only	$117	$109	$98	$84	$96	$91

        The specific risk only component represents the level of equity and debt issuer-specific risk embedded in VAR. Citigroup's specific risk model conforms to the 4x-multiplier treatment approved by the Federal Reserve and is subject to extensive annual hypothetical back-testing.

        The table below provides the range of VAR in each type of trading portfolio that was experienced during the quarters ended:

	March 31, 2007		December 31, 2006		March 31, 2006
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$71	$125	$64	$98	$69	$107
Foreign exchange	21	35	23	45	16	34
Equity	55	85	41	65	42	58
Commodity	17	34	11	20	5	18

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

        The RCSA standards establish a formal governance structure to provide direction, oversight, and monitoring of Citigroup's RCSA programs. The RCSA standards for risk and control assessment are applicable to all businesses and staff functions. They establish RCSA as the process whereby important risks inherent in a business' activities are identified and the effectiveness of the key controls over those risks are evaluated and monitored. RCSA processes facilitate Citigroup's adherence to regulatory requirements, including Sarbanes-Oxley, FDICIA, the International Convergence of Capital Measurement and Capital Standards (Basel II), and other corporate initiatives, including Operational Risk Management and alignment of capital assessments with risk management objectives. The entire process is subject to audit by Citigroup's ARR, and the results of RCSA are included in periodic management reporting, including reporting to Senior Management and the Audit and Risk Management Committee.

Measurement and Basel II

        To support advanced capital modeling and management, the businesses are required to capture relevant operational risk capital information. An enhanced version of the risk capital model for operational risk has been developed and implemented across the major business segments as a step toward readiness for Basel II capital calculations. The risk capital calculation is designed to qualify as an "Advanced Measurement Approach" (AMA) under Basel II. It uses a combination of internal and external loss data to support statistical modeling of capital requirement estimates, which are then adjusted to reflect qualitative data regarding the operational risk and control environment.

Information Security and Continuity of Business

        Citigroup continues to enhance a strategic framework for Information Security technology initiatives, and the Company is implementing enhancements to various Information Security programs across its businesses covering Information Security Risk Management, Security Incident Response and Electronic Transportable Media. The Company continues to implement tools to increase the effectiveness of its data protection and entitlement management programs. Additional monthly Information Security metrics were established to better assist the Information Technology Risk Officer in managing enterprise-wide risk. The Information Security Program complies with the Gramm-Leach-Bliley Act and other regulatory guidance.

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

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

	March 31, 2007								December 31, 2006
	Cross-Border Claims on Third Parties
						Investments in and Funding of Local Franchises	Total Cross- Border Out- standings		Total Cross- Border Out- standings
	Banks	Public	Private	Total	Trading and Short- Term Claims(1)			Commit- ments(2)		Commit- ments
Germany	$19.3	$11.5	$8.8	$39.6	$35.8	$2.5	$42.1	$46.8	$38.6	$43.6
India	1.0	0.1	8.6	9.7	7.3	17.8	27.5	8.3	24.8	0.7
Netherlands	9.9	3.2	12.7	25.8	22.9	—	25.8	13.6	20.1	10.5
France	7.6	5.6	12.5	25.7	23.3	—	25.7	77.1	19.8	60.8
United Kingdom	6.2	0.1	14.1	20.4	13.9	—	20.4	219.9	18.4	192.8
Spain	3.4	6.5	6.6	16.5	15.1	3.8	20.3	6.6	19.7	6.8
South Korea	0.9	1.2	3.7	5.8	5.8	14.3	20.1	10.1	19.7	11.4
Italy	2.3	9.5	4.0	15.8	15.3	0.7	16.5	4.7	18.6	4.0

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

INTEREST REVENUE/EXPENSE AND YIELDS

In millions of dollars	1st Qtr. 2007	4th Qtr. 2006(1)	1st Qtr. 2006	% Change 1Q07 vs. 1Q06
Interest Revenue(2)	$28,132	$26,257	$21,873	29%
Interest Expense	17,562	16,218	12,107	45

Net Interest Revenue(2)	$10,570	$10,039	$9,766	8%

Interest Revenue—Average Rate	6.55%	6.42%	6.38%	17 bps
Interest Expense—Average Rate	4.50%	4.39%	3.94%	56 bps
Net Interest Margin (NIM)	2.46%	2.45%	2.85%	(39) bps

Interest Rate Benchmarks:
Federal Funds Rate—End of Period	5.25%	5.25%	4.75%	50 bps

2 Year U.S. Treasury Note—Average Rate	4.76%	4.74%	4.60%	16 bps
10 Year U.S. Treasury Note—Average Rate	4.68%	4.63%	4.57%	11 bps

10 Year vs. 2 Year Spread	(8) bps	(11) bps	(3) bps

(1)
The 2006 fourth quarter includes a ($666) million reduction of interest revenue related to the change in consumer lending laws in Japan. This impacted the average rate on average interest-earning assets by 16 basis points and the net interest margin by 17 basis points.

(2)
Excludes taxable equivalent adjustment (based on the U.S. Federal statutory tax rate of 35%) of $15 million, $30 million, and $29 million for the first quarter of 2007, the fourth quarter of 2006, and the first quarter of 2006, respectively.

        A significant portion of the Company's business activities is based upon gathering deposits and borrowing money and then lending or investing those funds, including market-making activities in tradable securities. Net interest margin is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.

        During 2006 and into 2007, pressure on net interest margin continued, driven by several factors. Interest expense increased due to both a rise in short-term interest rates and funding actions the Company has taken to lengthen its debt maturity profile.

        The average rate on the Company's assets increased, but by less than the increase in average rates on borrowed funds or deposits. The average rate on assets reflected a highly competitive loan pricing environment, as well as a shift in the Company's loan portfolio from higher-yielding credit card receivables to assets that carry lower yields, such as mortgages and home equity loans.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1) (2) (3) (4)

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	1st Qtr. 2007	4th Qtr. 2006	1st Qtr. 2006	1st Qtr. 2007	4th Qtr. 2006	1st Qtr. 2006	1st Qtr. 2007	4th Qtr. 2006	1st Qtr. 2006
Assets
Deposits with banks(5)	$45,306	$40,598	$34,851	$709	$693	$489	6.35%	6.77%	5.69%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$184,069	$175,679	$159,327	$2,879	$2,735	$2,355	6.34%	6.18%	5.99%
In offices outside the U.S.(5)	109,226	90,138	81,709	1,410	1,149	850	5.24	5.06	4.22

Total	$293,295	$265,817	$241,036	$4,289	$3,884	$3,205	5.93%	5.80%	5.39%

Trading account assets(7) (8)
In U.S. offices	$236,977	$213,644	$176,782	$2,822	$2,518	$1,886	4.83%	4.68%	4.33%
In offices outside the U.S.(5)	133,274	113,730	88,967	1,108	850	814	3.37	2.97	3.71

Total	$370,251	$327,374	$265,749	$3,930	$3,368	$2,700	4.30%	4.08%	4.12%

Investments(1)
In U.S. offices
Taxable	$160,372	$148,601	$84,938	$2,000	$1,965	$784	5.06%	5.25%	3.74%
Exempt from U.S. income tax	16,810	14,229	14,108	190	173	153	4.58	4.82	4.40
In offices outside the U.S.(5)	107,079	103,993	92,431	1,350	1,344	1,119	5.11	5.13	4.91

Total	$284,261	$266,823	$191,477	$3,540	$3,482	$2,056	5.05%	5.18%	4.35%

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$362,860	$353,174	$327,026	$7,458	$7,475	$6,662	8.34%	8.40%	8.26%
In offices outside the U.S.(5)	151,523	147,304	131,365	4,033	3,379	3,690	10.79	9.10	11.39

Total consumer loans	$514,383	$500,478	$458,391	$11,491	$10,854	$10,352	9.06%	8.60%	9.16%

Corporate loans
In U.S. offices	$28,685	$30,928	$27,181	$538	$542	$431	7.61%	6.95%	6.43%
In offices outside the U.S.(5)	136,103	132,729	111,961	2,906	2,775	2,035	8.66	8.29	7.37

Total corporate loans	$164,788	$163,657	$139,142	$3,444	$3,317	$2,466	8.48%	8.04%	7.19%

Total loans	$679,171	$664,135	$597,533	$14,935	$14,171	$12,818	8.92%	8.47%	8.70%

Other interest-earning assets	$68,379	$58,881	$59,208	$729	$659	$605	4.32%	4.44%	4.14%

Total interest-earning assets	$1,740,663	$1,623,628	$1,389,854	$28,132	$26,257	$21,873	6.55%	6.42%	6.38%

Non-interest-earning assets(7)	204,255	193,135	182,280
Total assets from discontinued operations	—	—	—

Total assets	$1,944,918	$1,816,763	$1,572,134

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $15 million, $30 million, and $29 million for the first quarter of 2007, the fourth quarter of 2006, and the first quarter of 2006, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 15 on page 102.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 2 on page 87.

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

(8)
Interest expense on trading account liabilities of Markets & Banking is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in trading account assets and trading account liabilities, respectively.

(9)
Includes cash-basis loans.

Reclassified to conform to the current period's presentation.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,
AND NET INTEREST REVENUE(1) (2) (3) (4)

	Average Volume			Interest Expense			% Average Rate
In millions of dollars	1st Qtr. 2007	4th Qtr. 2006	1st Qtr. 2006	1st Qtr. 2007	4th Qtr. 2006	1st Qtr. 2006	1st Qtr. 2007	4th Qtr. 2006	1st Qtr. 2006
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$145,259	$138,332	$132,268	$1,170	$1,094	$868	3.27%	3.14%	2.66%
Other time deposits	54,946	55,374	42,410	807	715	499	5.96	5.12	4.77
In offices outside the U.S.(6)	448,074	433,273	370,421	4,581	4,368	3,138	4.15	4.00	3.44

Total	$648,279	$626,979	$545,099	$6,558	$6,177	$4,505	4.10%	3.91%	3.35%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$237,732	$218,357	$185,147	$3,541	$3,234	$2,676	6.04%	5.88%	5.86%
In offices outside the U.S.(6)	128,641	105,222	88,086	1,942	1,600	1,223	6.12	6.03	5.63

Total	$366,373	$323,579	$273,233	$5,483	$4,834	$3,899	6.07%	5.93%	5.79%

Trading account liabilities(8) (9)
In U.S. offices	$42,319	$39,557	$35,270	$235	$229	$192	2.25%	2.30%	2.21%
In offices outside the U.S. (6)	45,340	39,716	36,485	72	65	51	0.64	0.65	0.57

Total	$87,659	$79,273	$71,755	$307	$294	$243	1.42%	1.47%	1.37%

Short-term borrowings
In U.S. offices	$143,544	$126,950	$113,351	$1,262	$1,283	$765	3.57%	4.01%	2.74%
In offices outside the U.S. (6)	40,835	32,238	18,179	202	159	200	2.01	1.96	4.46

Total	$184,379	$159,188	$131,530	$1,464	$1,442	$965	3.22%	3.59%	2.98%

Long-term debt
In U.S. offices	$263,894	$244,445	$195,640	$3,385	$3,129	$2,189	5.20%	5.08%	4.54%
In offices outside the U.S. (6)	32,591	30,630	29,546	365	342	306	4.54	4.43	4.20

Total	$296,485	$275,075	$225,186	$3,750	$3,471	$2,495	5.13%	5.01%	4.49%

Total interest-bearing liabilities	$1,583,175	$1,464,094	$1,246,803	$17,562	$16,218	$12,107	4.50%	4.39%	3.94%

Demand deposits in U.S. offices	11,157	10,979	10,044
Other non-interest bearing liabilities(8)	230,834	223,051	202,164
Total liabilities from discontinued operations	—	—	—

Total liabilities	$1,825,166	$1,698,124	$1,459,011

Total stockholders' equity(10)	$119,752	$118,639	$113,123

Total liabilities and stockholders' equity	$1,944,918	$1,816,763	$1,572,134

Net interest revenue as a percentage of average interest-earning assets(11)
In U.S. offices	$1,049,574	$987,247	$837,085	$4,976	$5,219	$4,940	1.92%	2.10%	2.39%
In offices outside the U.S.(6)	691,089	636,381	552,769	5,594	4,820	4,826	3.28	3.00	3.54

Total	$1,740,663	$1,623,628	$1,389,854	$10,570	$10,039	$9,766	2.46%	2.45%	2.85%

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $15 million, $30 million, and $29 million for the first quarter of 2007, the fourth quarter of 2006, and the first quarter of 2006, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 15 on page 102.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 2 on page 87.

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

(9)
Interest expense on trading account liabilities of Markets & Banking is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in trading account assets and trading account liabilities, respectively.

(10)
Includes stockholders' equity from discontinued operations.

(11)
Includes allocations for capital and funding costs based on the location of the asset.

        Reclassified to conform to the current period's presentation.

ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	1st Qtr. 2007 vs. 4th Qtr. 2006			1st Qtr. 2007 vs. 1st Qtr. 2006
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)	Average Volume	Average Rate	Net Change(2)
Deposits with banks(4)	$76	$(60)	$16	$159	$61	$220

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$131	$13	$144	$381	$143	$524
In offices outside the U.S.(4)	246	15	261	326	234	560

Total	$377	$28	$405	$707	$377	$1,084

Trading account assets(5)
In U.S. offices	$278	$26	$304	$698	$238	$936
In offices outside the U.S.(4)	156	102	258	374	(80)	294

Total	$434	$128	$562	$1,072	$158	$1,230

Investments(1)
In U.S. offices	$182	$(130)	$52	$902	$351	$1,253
In offices outside the U.S.(4)	39	(33)	6	184	47	231

Total	$221	$(163)	$58	$1,086	$398	$1,484

Loans—consumer
In U.S. offices	$202	$(219)	$(17)	$736	$60	$796
In offices outside the U.S.(4)	99	555	654	544	(201)	343

Total	$301	$336	$637	$1,280	$(141)	$1,139

Loans—corporate
In U.S. offices	$(41)	$37	$(4)	$25	$82	$107
In offices outside the U.S.(4)	72	59	131	481	390	871

Total	$31	$96	$127	$506	$472	$978

Total loans	$332	$432	$764	$1,786	$331	$2,117

Other interest-earning assets	$102	$(32)	$70	$97	$27	$124

Total interest revenue	$1,542	$333	$1,875	$4,907	$1,352	$6,259

(1)
The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%, and is excluded from this presentation.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 2 on page 87.

(4)
Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on trading account liabilities of Markets & Banking is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in trading account assets and trading account liabilities, respectively.

ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	1st Qtr. 2007 vs. 4th Qtr. 2006			1st Qtr. 2007 vs. 1st Qtr. 2006
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)	Average Volume	Average Rate	Net Change(2)
Deposits
In U.S. offices	$62	$106	$168	$219	$391	$610
In offices outside the U.S.(4)	151	62	213	726	717	1,443

Total	$213	$168	$381	$945	$1,108	$2,053

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$288	$19	$307	$781	$84	$865
In offices outside the U.S.(4)	354	(12)	342	604	115	719

Total	$642	$7	$649	$1,385	$199	$1,584

Trading account liabilities(5)
In U.S. offices	$16	$(10)	$6	$39	$4	$43
In offices outside the U.S.(4)	9	(2)	7	14	7	21

Total	$25	$(12)	$13	$53	$11	$64

Short-term borrowings
In U.S. offices	$157	$(178)	$(21)	$233	$264	$497
In offices outside the U.S.(4)	42	1	43	154	(152)	2

Total	$199	$(177)	$22	$387	$112	$499

Long-term debt
In U.S. offices	$249	$7	$256	$842	$354	$1,196
In offices outside the U.S.(4)	22	1	23	33	26	59

Total	$271	$8	$279	$875	$380	$1,255

Total interest expense	$1,350	$(6)	$1,344	$3,645	$1,810	$5,455

Net interest revenue	$192	$339	$531	$1,262	$(458)	$804

(1)
The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%, and is excluded from this presentation.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 2 on page 87.

(4)
Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on trading account liabilities of Markets & Banking is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in trading account assets and trading account liabilities, respectively.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Capital is generated principally via earnings, issuance of common and preferred stock and subordinated debt, and equity issued as a result of employee benefit plans. It is used primarily to support asset growth in the Company's businesses. Excess capital is used to pay dividends to shareholders, support acquisitions, and repurchase stock.

        Citigroup's capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with the Company's risk profile, all applicable regulatory standards and guidelines, and external rating agency considerations. The capital management process is centrally overseen by senior management and is frequently reviewed at the entity and country level.

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

        As noted in the following table, Citigroup maintained a "well capitalized" position during the first three months of 2007 and the full year of 2006.

Citigroup Regulatory Capital Ratios(1)

	March 31, 2007(3)	December 31, 2006
Tier 1 Capital	8.26%	8.59%
Total Capital (Tier 1 and Tier 2)	11.48	11.65
Leverage(2)	4.84	5.16

(1)
The FRB granted interim capital relief for the impact of adopting SFAS 158.

(2)
Tier 1 Capital divided by adjusted average assets.

(3)
The impact related to using Citigroup's credit rating under the adoption of SFAS 157 is excluded from Tier 1 Capital at March 31, 2007.

Components of Capital Under Regulatory Guidelines

In millions of dollars	March 31, 2007	December 31, 2006
Tier 1 Capital
Common stockholders' equity	$121,083	$118,783
Qualifying perpetual preferred stock	1,000	1,000
Qualifying mandatorily redeemable securities of subsidiary trusts	9,440	9,579
Minority interest	1,124	1,107
Less: Net unrealized gains on securities available-for-sale(1)	(1,251)	(943)
Less: Accumulated net losses on cash flow hedges, net of tax	500	61
Less: Pension liability adjustment, net of tax(2)	1,570	1,647
Less: Cumulative effect included in fair value of financial liabilities attributable to creditworthiness, net of tax(3)	(222)	—
Less: Intangible assets:
Goodwill	(34,380)	(33,415)
Other disallowed intangible assets	(6,589)	(6,127)
Other	(853)	(793)

Total Tier 1 Capital	$91,422	$90,899

Tier 2 Capital
Allowance for credit losses(4)	$10,604	$10,034
Qualifying debt(5)	24,447	21,891
Unrealized marketable equity securities gains(1)	562	436

Total Tier 2 Capital	$35,613	$32,361

Total Capital (Tier 1 and Tier 2)	$127,035	$123,260

Risk-Adjusted Assets(6)	$1,106,961	$1,057,872

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

(2)
The FRB granted interim capital relief for the impact of adopting SFAS 158.

(3)
The impact related to using Citigroup's credit rating under the adoption of SFAS 157 is excluded from Tier 1 Capital at March 31, 2007.

(4)
Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(5)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(6)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $87.3 billion for interest rate, commodity and equity derivative contracts and foreign-exchange contracts as of March 31, 2007, compared with $77.1 billion as of December 31, 2006. Market risk-equivalent assets included in risk-adjusted assets amounted to $43.3 billion and $40.1 billion at March 31, 2007 and December 31, 2006, respectively. Risk-adjusted assets also include the effect of other off-balance sheet exposures, such as unused loan commitments and letters of credit, and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        Common stockholders' equity increased approximately $2.3 billion during the first three months of 2007 to $121.1 billion at March 31, 2007, representing 6.0% of assets. This compares to $118.8 billion and 6.3% at year-end 2006.

Common Equity

        The table below summarizes the change in common stockholders' equity:

In billions of dollars
Common Equity, December 31, 2006	$118.8
Adjustment to opening retained earnings balance, net of tax(1)	(0.2)
Adjustment to opening Accumulated other comprehensive income (loss) balance, net of tax(2)	0.1
Net income	5.0
Employee benefit plans and other activities	1.0
Dividends	(2.7)
Treasury stock acquired	(0.6)
Net change in Accumulated other comprehensive income (loss), net of tax	(0.3)

Common Equity, March 31, 2007	$121.1

(1)
The adjustment to the opening balance of retained earnings represents the total of the after-tax amounts for the adoption of the following accounting pronouncements:

•
SFAS 157, for $75 million,

•
SFAS No. 159, for ($99) million,

•
FSP No. FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction" (FSP 13-2) for ($148) million, and

•
FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) for ($14) million.

        See Note 1 and Note 16 on pages 85 and 105, respectively.

(2)
The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities, as well as several miscellaneous items previously reported in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The related unrealized gains and losses were reclassified to retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Note 1 and 16 on pages 85 and 105, respectively, for further discussions.

        The decrease in the common stockholders' equity ratio during the three months ended March 31, 2007 reflected the above items and a 7.3% increase in total assets.

        On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases. As of March 31, 2007, $6.8 billion remained under authorized repurchase programs after the repurchase of $645 million and $7.0 billion in shares during the three months ended March 31, 2007 and full year 2006, respectively. As a result of the Company's recent acquisitions, the successful Nikko tender offer, and other growth opportunities, it is anticipated that the Company will not resume its share repurchase program for the remainder of the year. This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 78. For further details, see "Unregistered Sales of Equity Securities and Use of Proceeds" on page 123.

        The table below summarizes the Company's repurchase activity:

In millions, except per share amounts	Total Common Shares Repurchased	Dollar Value of Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
First quarter 2006	42.9	$2,000	$46.58	$2,412
Second quarter 2006	40.8	2,000	48.98	10,412	(1)
Third quarter 2006	40.9	2,000	48.90	8,412
Fourth quarter 2006	19.4	1,000	51.66	7,412

Total 2006	144.0	$7,000	$48.60	$7,412

First quarter 2007(2)	12.1	$645	$53.37	$6,767

(1)
On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.

(2)
See "Unregistered Sales of Equity Securities and Use of Proceeds" on page 123.

Mandatorily Redeemable Securities of Subsidiary Trusts

        Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, were $9.440 billion at March 31, 2007, as compared to $9.579 billion at December 31, 2006. On March 18, 2007 and March 26, 2007, Citigroup redeemed for cash all of the $23 million and $25 million Trust Preferred Securities of Adam Statutory Trust I and Adam Statutory Trust II, respectively, at the redemption price of $1,000 per preferred security plus any accrued distribution up to but excluding the date of redemption.

        On March 6, 2007, Citigroup issued $1.000 billion of Enhanced Trust Preferred Securities (Citigroup Capital XVII). An additional $100 million was issued, related to this Trust, on March 14, 2007. See Note 12 on page 95 for details on Citigroup Capital XVII.

        On February 15, 2007, Citigroup redeemed for cash all of the $300 million Trust Preferred Securities of Citicorp Capital I, $450 million of Citicorp Capital II, and $400 million of Citigroup Capital II, at the redemption price of $1,000 per preferred security plus any accrued distribution up to, but excluding, the date of redemption.

        On April 23, 2007, Citigroup redeemed for cash all of the $22 million Trust Preferred Securities of Adam Capital Trust II at the redemption price of $1,000 per preferred security plus any accrued distribution up to but excluding the date of redemption.

        The FRB has issued a final rule, with an effective date of April 11, 2005, which retains trust preferred securities in Tier 1 Capital of Bank Holding Companies (BHCs), but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements included in Tier 1 Capital of internationally active banking organizations, such as Citigroup, would be limited to 15% of Tier 1 Capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 Capital, subject to restrictions. Under this rule, Citigroup currently would have less than 12% against the limit. The FRB has granted interim capital relief for the impact of adopting SFAS 158.

        The FRB and the FFIEC may propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. These may affect reported capital ratios and net risk-adjusted assets.*

Capital Resources of Citigroup's Depository Institutions

        Bank Consolidation Project:    During 2006, Citigroup began and completed the majority of its bank consolidation project, which called for the merger of its twelve U.S.-insured depository institutions into four, as well as the reorganization of its U.S. mortgage banking business. The first phase of this project was completed in July 2006, when CitiFinancial Credit Company (CCC), an indirect wholly owned subsidiary of Citigroup, transferred its ownership of Citicorp Trust Bank, fsb to Citigroup. The second phase occurred in October 2006, when Citigroup reduced its overall number of U.S.-insured depository institutions from twelve to five. Also during this phase, Citibank, N.A. transferred its investment in Citibank (South Dakota), N.A. (the Company's primary banking entity responsible for U.S. credit card activities) to Citigroup. In addition, a majority of the Company's U.S. consumer mortgage lending activity was consolidated within Citibank, N.A. as Citibank (West), FSB, Citibank Texas, N.A., Citibank, FSB and Citibank Delaware were merged into Citibank, N.A. The final phase of this consolidation project is expected to be completed at a later date with the merger of Citibank (Banamex USA) into Citibank, N.A.

        Benefits achieved from reducing the number of depository institutions included optimized capital efficiency, enhanced flexibility of operations as a result of Citibank, N.A.'s larger capital base, reduced regulatory complexity and improved customer relationships.

        Capital Ratios of Depository Institutions:    Citigroup's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well capitalized" under federal bank regulatory agency definitions, Citigroup's depository institutions must have a Tier 1 Capital Ratio of at least 6%, a Total Capital (Tier 1 + Tier 2 Capital) Ratio of at least 10% and a Leverage Ratio of at least 5%, and not be subject to a regulatory directive to meet and maintain higher capital levels. At March 31, 2007, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal regulatory agencies' definitions, including Citigroup's primary depository institution, Citibank, N.A., as noted in the tables on the next page.

*
This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 78.

Citibank, N.A. Regulatory Capital Ratios(1)

	Mar. 31, 2007(3)	Dec. 31, 2006
Tier 1 Capital	8.13%	8.32%
Total Capital (Tier 1 and Tier 2)	12.05	12.39
Leverage(2)	5.97	6.09

(1)
The U.S. Banking Agencies granted interim capital relief for the impact of adopting SFAS 158.

(2)
Tier 1 Capital divided by adjusted average assets.

(3)
The impact related to using Citigroup's credit rating under the adoption of SFAS 157 is excluded from Tier 1 Capital at March 31, 2007.

Citibank, N.A. Components of Capital Under Regulatory Guidelines(1)

In billions of dollars	Mar. 31, 2007(2)	Dec. 31, 2006
Tier 1 Capital	$62.2	$59.9
Total Capital (Tier 1 and Tier 2)	92.2	89.1

(1)
The U.S. Banking Agencies granted interim capital relief for the impact of adopting SFAS 158.

(2)
The impact related to using Citigroup's credit rating under the adoption of SFAS 157 is excluded from Tier 1 Capital at March 31, 2007.

        Citibank, N.A. had net income for the first three months ended March 31, 2007 amounting to $2.2 billion.

        Citibank, N.A. did not issue any additional subordinated notes during the first quarter of 2007. For the full year 2006, Citibank, N.A. issued an additional $7.8 billion of subordinated notes that qualify for inclusion in Citibank, N.A.'s Tier 2 Capital. Total subordinated notes that were outstanding at March 31, 2007 and December 31, 2006 and included in Citibank, N.A.'s Tier 2 Capital amounted to $23.0 billion.

Broker-Dealer Subsidiaries

        The Company's broker-dealer subsidiaries—including Citigroup Global Markets Inc. (CGMI), an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI)—are subject to various securities and commodities regulations and capital adequacy requirements of the regulatory and exchange authorities of the countries in which they operate. The Company's U.S. registered broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Net Capital Rule, Rule 15c3-1 (the Net Capital Rule) under the Exchange Act.

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

        Compliance with the Net Capital Rule could limit those operations of CGMI that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also restrict CGMHI's ability to withdraw capital from its broker-dealer subsidiaries, which in turn could limit CGMHI's ability to pay dividends and make payments on its debt.

        At March 31, 2007, CGMI had net capital, computed in accordance with the Net Capital Rule, of $7.5 billion, which exceeded the minimum requirement by $6.8 billion.

        In addition, certain of the Company's broker-dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. The Company's broker-dealer subsidiaries were in compliance with their capital requirements at March 31, 2007.

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

        The basis of Citigroup's liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. As discussed in "Capital Resources and Liquidity" on page 68, Citigroup's FinALCO undertakes this oversight responsibility, along with the Head of Corporate Finance and Treasury. One of the objectives of the FinALCO is to monitor and review the overall liquidity and balance sheet positions of Citigroup and its principal subsidiaries. Similarly, Asset and Liability Committees are also established for each country and/or major line of business.

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

        As of March 31, 2007, Citigroup's subsidiary depository institutions can declare dividends to their parent companies, without regulatory approval, of approximately $13.2 billion. In determining the dividends, each depository institution must also consider its effect on applicable risk-based capital and Leverage Ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that, as of March 31, 2007, its subsidiary depository institutions can distribute dividends to Citigroup of approximately $10.1 billion of the available $13.2 billion.

Non-Banking Subsidiaries

        Citigroup also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on dividends.

        As discussed in "Capital Resources and Liquidity" on page 68, the ability of CGMHI to declare dividends can be restricted by capital considerations of its broker-dealer subsidiaries.

        During 2007, it is not anticipated that any restrictions on the subsidiaries' dividending capability will restrict Citigroup's ability to meet its obligations as and when they become due.*

Sources of Funding

        Primary sources of funding for Citigroup and its principal subsidiaries include:

  •
  deposits;

  •
  collateralized financing transactions;

  •
  senior and subordinated debt;

  •
  commercial paper;

  •
  trust preferred securities; and

  •
  purchased/wholesale funds.

        Citigroup and its principal subsidiaries also generate funds through securitizing financial assets, including credit card receivables and single-family or multi-family residences. See Note 13 on page 98 for additional information about securitization activities. Finally, Citigroup's net earnings provide a significant source of funding to the corporation.

        Citigroup's funding sources are well diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $738.5 billion. A significant portion of these deposits has been, and is expected to be, long-term and stable and is considered core.

        Citigroup and its subsidiaries have a significant presence in the global capital markets. Citigroup primarily conducts its capital markets funding activities within two legal entities: (i) Citigroup Inc., which issues long-term debt, medium-term notes, trust preferred securities, and preferred and common stock; and (ii) Citigroup Funding Inc. (CFI), a first-tier subsidiary of Citigroup, which issues commercial paper, medium- term notes and structured equity-linked and credit-linked notes, all of which are guaranteed by Citigroup.

        Citigroup also guarantees various debt obligations of CGMHI, Associates and CitiFinancial Credit Company, the latter two being indirect subsidiaries of Citigroup. In addition, Citigroup guarantees various debt obligations of Citigroup Finance Canada Inc. (CFCI), a wholly owned subsidiary of Associates. CFCI continues to issue debt in the Canadian market supported by a Citigroup guarantee. See Note 20 on page 115 for further discussions. Other significant elements of long-term debt in the Consolidated Balance Sheet include collateralized advances from the Federal Home Loan Bank system, asset-backed outstandings, and certain borrowings of foreign subsidiaries.

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

        Citigroup uses its funding to service debt obligations, to pay dividends to its stockholders, to support organic growth, to fund acquisitions and to repurchase its shares, pursuant to Board of Directors approved plans.

*
This statement is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 78.

        Each of Citigroup's major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the environment in which it operates. Particular attention is paid to those businesses that for tax, sovereign risk, or regulatory reasons cannot be freely and readily funded in the international markets.

        Citigroup's borrowings are diversified by geography, investor, instrument and currency. Decisions regarding the ultimate currency and interest rate profile of funding generated through these borrowings can be separated from the actual issuance through the use of derivative financial products.

        At March 31, 2007, long-term debt and commercial paper outstanding for Citigroup Parent Company, CGMHI, Citigroup Funding Inc. and Citigroup's other subsidiaries were as follows:

In billions of dollars	Citigroup Parent Company	CGMHI	Citigroup Funding Inc.	Other Citigroup Subsidiaries
Long-term debt	$134.9	$28.4	$24.5	$123.0	(1)
Commercial paper	—	—	$39.7	$0.9

(1)
At March 31, 2007, approximately $87.6 billion relates to collateralized advances from the Federal Home Loan Bank.

        See Note 12 on page 95 for further detail on long-term debt and commercial paper outstanding.

        Citigroup's ability to access the capital markets and other sources of wholesale funds, as well as the cost of these funds, is highly dependent on its credit ratings. The accompanying chart indicates the current ratings for Citigroup.

Citigroup's Debt Ratings as of March 31, 2007

	Citigroup Inc.			Citigroup Funding Inc.			Citibank, N.A.
	Senior Debt	Subordinated Debt	Commercial Paper	Senior Debt	Subordinated Debt	Commercial Paper	Long- Term	Short- Term
Fitch Ratings	AA+	AA	F1+	AA+	AA	F1+	AA+	F1+
Moody's Investors Service	Aal	Aa2	P-1	Aa1	Aa2	P-1	Aaa	P-1
Standard & Poor's	AA	AA-	A-1+	AA	AA-	A-1+	AA+	A-1+

        On February 14, 2007, Standard & Poor's upgraded the ratings of Citigroup and certain rated subsidiaries. The senior debt ratings of Citigroup and Citigroup Funding Inc. (CFI) were upgraded to "AA" from "AA-." The subordinated debt ratings of Citigroup and Citigroup Funding Inc. (CFI) were upgraded to "AA-" from "A+." The long-term rating of Citibank, N.A. was upgraded to "AA+" from "AA." The outlook for all of Citigroup's ratings is "stable."

        Some of Citigroup's nonbank subsidiaries, including CGMHI, have credit facilities with Citigroup's subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act. There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or obtain credit from Citigroup's subsidiary depository institutions or engage in certain other transactions with them. In general, these restrictions require that transactions be on arm's-length terms and be secured by designated amounts of specified collateral. See Note 12 on page 95.

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

        SPEs may be Qualifying SPEs (QSPEs) or variable interest entities (VIEs) or neither. A VIE is a type of SPE that does not have sufficient equity to finance its activities without additional subordinated financial support from third parties. Its investors may not have the power to make significant decisions about the entity's operations, or investors may not share pro rata in the entity's expected returns or losses. The Company's credit card receivable and mortgage loan securitizations are organized as QSPEs and are, therefore, not VIEs subject to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," (FIN 46-R). When an entity is deemed a VIE under FIN 46-R, the entity in question must be consolidated by the primary beneficiary; however, the Company is not the primary beneficiary of most of these entities and as such does not consolidate most of them.

Securitization of Citigroup's Assets

        In some of these off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations, Citigroup is securitizing assets that were previously recorded on its Consolidated Balance Sheet. A summary of certain cash flows received from and paid to securitization trusts is included in Note 13 on page 98.

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

        The following table reflects amounts related to the Company's securitized credit card receivables at March 31, 2007 and December 31, 2006:

In billions of dollars	Mar. 31, 2007	Dec. 31, 2006
Principal amount of credit card receivables in trusts	$108.9	$112.4

Ownership interests in principal amount of trust credit card receivables:
Sold to investors via trust-issued securities	93.8	93.1
Retained by Citigroup as trust-issued securities	3.3	5.1
Retained by Citigroup via non-certificated interest recorded as consumer loans	11.8	14.2

Total ownership interests in principal amount of trust credit card receivables	$108.9	$112.4

Other amounts recorded on the balance sheet related to interests retained in the trusts:
Amounts receivable from trusts	$4.5	$4.5
Amounts payable to trusts	1.8	1.7
Residual interest retained in trust cash flows	2.7	2.5

        In the first quarters of 2007 and 2006, the Company recorded net gains from securitization of credit card receivables of $248 million and $171 million, respectively. Net gains reflect the following:

  •
  incremental gains from new securitizations

  •
  the reversal of the allowance for loan losses associated with receivables sold

  •
  net gains on replenishments of the trust assets

  •
  offset by other-than-temporary impairments.

        See Note 13 on page 98 for additional information regarding the Company's securitization activities.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to its customers. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. In addition to servicing rights, the Company also retains a residual interest in its student loan and other asset securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $44 million and $51 million in the first quarters of 2007 and 2006, respectively.

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

        At March 31, 2007 and December 31, 2006, total assets and liabilities in the unconsolidated conduits were $74 billion and $66 billion, respectively.

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

        See Note 13 on page 98 for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of March 31, 2007 and December 31, 2006.

In millions of dollars	March 31, 2007	December 31, 2006
Financial standby letters of credit and foreign office guarantees	$83,568	$72,548
Performance standby letters of credit and foreign office guarantees	15,861	15,802
Commercial and similar letters of credit	7,969	7,861
One- to four-family residential mortgages	5,669	3,457
Revolving open-end loans secured by one- to four-family residential properties	33,528	32,449
Commercial real estate, construction and land development	4,875	4,007
Credit card lines(1)	1,006,204	987,409
Commercial and other consumer loan commitments(2)	469,403	439,931

Total	$1,627,077	$1,563,464

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $260 billion and $251 billion with original maturity of less than one year at March 31, 2007 and December 31, 2006, respectively.

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

        The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Company's disclosure controls and procedures were effective.

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

        There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

        In this Quarterly Report on Form 10-Q, the Company uses certain forward-looking statements when describing future business conditions. The Company's actual results may differ materially from those included in the forward-looking statements and are indicated by words such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could."

        These forward-looking statements involve external risks and uncertainties including, but not limited, to those described in the Company's 2006 Annual Report on Form 10-K section entitled "Risk Factors": economic conditions; credit, market and liquidity risk; competition; country risk; operational risk; U.S. fiscal policies; reputational and legal risk; and certain regulatory considerations. Risks and uncertainties disclosed in this 10-Q include, but are not limited to:

  •
  the effect that our Structural Expense Review will have on our expenses;

  •
  the effect that possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions might have on Citigroup's reported capital ratios and net risk-adjusted assets; and

  •
  the dividending capabilities of Citigroup's subsidiaries.

Citigroup Inc.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2007	2006(1)
Revenues
Interest revenue	$28,132	$21,873
Interest expense	17,562	12,107

Net interest revenue	$10,570	$9,766

Commissions and fees	$5,773	$5,188
Principal transactions	2,997	2,117
Administration and other fiduciary fees	1,949	1,705
Realized gains (losses) from sales of investments	473	379
Insurance premiums	838	770
Other revenue	2,859	2,258

Total non-interest revenues	$14,889	$12,417

Total revenues, net of interest expense	$25,459	$22,183

Provision for credit losses and for benefits and claims
Provision for loan losses	$2,706	$1,396
Policyholder benefits and claims	261	227
Provision for unfunded lending commitments	—	50

Total provision for credit losses and for benefits and claims	$2,967	$1,673

Operating expenses
Compensation and benefits	$8,699	$8,263
Net occupancy expense	1,529	1,382
Technology/communication expense	979	886
Advertising and marketing expense	617	603
Restructuring expense	1,377	—
Other operating expenses	2,370	2,224

Total operating expenses	$15,571	$13,358

Income from continuing operations before income taxes and minority interest	$6,921	$7,152
Provision for income taxes	1,862	1,537
Minority interest, net of taxes	47	60

Income from continuing operations	$5,012	$5,555

Discontinued operations
Income from discontinued operations	$—	$1
Gain on sale	—	21
Provision (benefit) for income taxes and minority interest, net of taxes	—	(62)

Income from discontinued operations, net of taxes	$—	$84

Net income	$5,012	$5,639

Basic earnings per share(2)
Income from continuing operations	$1.02	$1.13
Income from discontinued operations, net of taxes	—	0.02

Net Income	$1.02	$1.14

Weighted average common shares outstanding	4,877.0	4,920.7

Diluted earnings per share(2)
Income from continuing operations	$1.01	$1.11
Income from discontinued operations, net of taxes	—	0.02

Net income	$1.01	$1.12

Adjusted weighted average common shares outstanding	4,967.9	5,007.9

(1)
Reclassified to conform to the current period's presentation.

(2)
Due to rounding, earnings per share on continuing and discontinued operations may not sum to earnings per share on net income.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	March 31, 2007 (Unaudited)	December 31, 2006
Assets
Cash and due from banks (including segregated cash and other deposits)	$24,421	$26,514
Deposits with banks	44,906	42,522
Federal funds sold and securities borrowed or purchased under agreements to resell (including $78,113 at fair value as of March 31, 2007)	303,925	282,817
Brokerage receivables	51,976	44,445
Trading account assets (including $167,214 and $125,231 pledged to creditors at March 31, 2007 and December 31, 2006, respectively)	460,065	393,925
Investments (including $21,018 and $16,355 pledged to creditors as of March 31, 2007 and December 31, 2006, respectively)	286,567	273,591
Loans, net of unearned income
Consumer	519,105	512,921
Corporate (including $1,832 and $384 at fair value as of March 31, 2007 and December 31, 2006, respectively)	174,239	166,271

Loans, net of unearned income	$693,344	$679,192
Allowance for loan losses	(9,510)	(8,940)

Total loans, net	$683,834	$670,252
Goodwill	34,380	33,415
Intangible assets	19,330	15,901
Other assets (including $13,375 at fair value as of March 31, 2007)	111,562	100,936

Total assets	$2,020,966	$1,884,318

Liabilities
Non-interest-bearing deposits in U.S. offices	$39,296	$38,615
Interest-bearing deposits in U.S. offices (including $584 and $366 at fair value As of March 31, 2007 and December 31, 2006, respectively)	198,840	195,002
Non-interest-bearing deposits in offices outside the U.S.	36,328	35,149
Interest-bearing deposits in offices outside the U.S. (including $1,470 and $472 at fair value at March 31, 2007 and December 31, 2006, respectively)	464,057	443,275

Total deposits	$738,521	$712,041
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $180,846 at fair value as of March 31, 2007)	393,670	349,235
Brokerage payables	88,722	85,119
Trading account liabilities	173,902	145,887
Short-term borrowings (including $14,304 and $2,012 at fair value as of March 31, 2007 and December 31, 2006, respectively)	111,179	100,833
Long-term debt (including $31,237 and $9,439 at fair value as of March 31, 2007 and December 31, 2006, respectively)	310,768	288,494
Other liabilities (including $962 at fair value as of March 31, 2007)	82,121	82,926

Total liabilities	$1,898,883	$1,764,535

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	$1,000	$1,000
Common stock ($.01 par value; authorized shares: 15 billion), issued shares—5,477,416,086 shares at March 31, 2007 and at December 31, 2006	55	55
Additional paid-in capital	17,341	18,253
Retained earnings	131,395	129,267
Treasury stock, at cost: March 31, 2007—530,976,999 shares and December 31, 2006—565,422,301 shares	(23,833)	(25,092)
Accumulated other comprehensive income (loss)	(3,875)	(3,700)

Total stockholders' equity	$122,083	$119,783

Total liabilities and stockholders' equity	$2,020,966	$1,884,318

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31,
In millions of dollars, except shares in thousands	2007	2006
Preferred stock at aggregate liquidation value
Balance, beginning of period	$1,000	$1,125
Redemption or retirement of preferred stock	—	(125)

Balance, end of period	$1,000	$1,000

Common stock and additional paid-in capital
Balance, beginning of period	$18,308	$17,538
Employee benefit plans	(913)	(365)
Other	1	1

Balance, end of period	$17,396	$17,174

Retained earnings
Balance, beginning of period	$129,267	$117,555
Adjustment to opening balance, net of tax(1)	(186)	—

Adjusted balance, beginning of period	$129,081	$117,555
Net income	5,012	5,639
Common dividends(2)	(2,682)	(2,474)
Preferred dividends	(16)	(17)

Balance, end of period	$131,395	$120,703

Treasury stock, at cost
Balance, beginning of period	$(25,092)	$(21,149)
Issuance of shares pursuant to employee benefit plans	1,904	1,391
Treasury stock acquired(3)	(645)	(2,000)
Other	—	5

Balance, end of period	$(23,833)	$(21,753)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(3,700)	$(2,532)
Adjustment to opening balance, net of tax(4)	149	—

Adjusted balance, beginning of period	$(3,551)	$(2,532)
Net change in unrealized gains and losses on investment securities, net of tax	159	(356)
Net change in cash flow hedges, net of tax	(439)	206
Net change in foreign currency translation adjustment, net of tax	(121)	(28)
Pension liability adjustment, net of tax	77	4

Net change in Accumulated other comprehensive income (loss)	$(324)	$(174)

Balance, end of period	$(3,875)	$(2,706)

Total common stockholders' equity (shares outstanding: 4,946,439 at March 31, 2007 and 4,971,241 at December 31, 2006)	$121,083	$113,418

Total stockholders' equity	$122,083	$114,418

Comprehensive income
Net income	$5,012	$5,639
Net change in Accumulated other comprehensive income (loss)	(324)	(174)

Total comprehensive income	$4,688	$5,465

(1)
The adjustment to the opening balance of retained earnings represents the total of the after-tax amounts for the adoption of the following accounting pronouncements:

•
SFAS 157 for $75 million,

•
SFAS 159 for ($99) million,

•
FSP 13-2 for ($148) million, and

•
FIN 48 for ($14) million.

  See Note 1 and Note 16 on pages 85 and 105, respectively.

(2)
Common dividends declared were 54 cents per share in the first quarter of 2007 and 49 cents per share in the first quarter of 2006.

(3)
All open market repurchases were transacted under an existing authorized share repurchase plan.

(4)
The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities as well as several miscellaneous items previously reported in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The related unrealized gains and losses were reclassified to retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Note 1 and Note 16 on pages 85 and 105 for further discussions.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
In millions of dollars	2007	2006(1)
Cash flows from operating activities of continuing operations
Net income	$5,012	$5,639
Income from discontinued operations, net of taxes and minority interest	—	84

Income from continuing operations	$5,012	$5,555
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	79	70
Additions to deferred policy acquisition costs	(110)	(88)
Depreciation and amortization	573	599
Provision for credit losses	2,706	1,446
Change in trading account assets	(66,140)	(32,315)
Change in trading account liabilities	28,015	23,780
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(21,108)	(22,088)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	44,435	37,148
Change in brokerage receivables net of brokerage payables	(3,928)	(526)
Net gains from sales of investments	(473)	(379)
Change in loans held for sale	(1,513)	(1,725)
Other, net	(5,965)	(8,307)

Total adjustments	$(23,429)	$(2,385)

Net cash (used in) provided by operating activities of continuing operations	$(18,417)	$3,170

Cash flows from investing activities of continuing operations
Change in deposits at interest with banks	$(2,384)	$(1,575)
Change in loans	(72,413)	(85,820)
Proceeds from sales and securitizations of loans	61,333	63,397
Purchases of investments	(81,229)	(63,425)
Proceeds from sales of investments	39,017	17,444
Proceeds from maturities of investments	34,393	32,402
Other investments, primarily short-term, net	—	(44)
Capital expenditures on premises and equipment	(784)	(875)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	516	525
Business acquisitions	(2,353)	—

Net cash used in investing activities of continuing operations	$(23,904)	$(37,971)

Cash flows from financing activities of continuing operations
Dividends paid	$(2,698)	$(2,491)
Issuance of common stock	394	258
Redemption or retirement of preferred stock	—	(125)
Treasury stock acquired	(645)	(2,000)
Stock tendered for payment of withholding taxes	(819)	(569)
Issuance of long-term debt	34,760	25,040
Payments and redemptions of long-term debt	(25,393)	(14,425)
Change in deposits	24,902	35,530
Change in short-term borrowings	9,718	(8,800)

Net cash provided by financing activities of continuing operations	$40,219	$32,418

Effect of exchange rate changes on cash and cash equivalents	$9	$162

Change in cash and due from banks	$(2,093)	$(2,221)
Cash and due from banks at beginning of period	$26,514	$23,632

Cash and due from banks at end of period	$24,421	21,411

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$1,826	$1,017
Cash paid during the period for interest	$15,332	11,150

Non-cash investing activities
Transfers to repossessed assets	$453	$358

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	March 31, 2007 (Unaudited)	December 31, 2006(1)
Assets
Cash and due from banks	$17,516	$18,917
Deposits with banks	40,777	38,377
Federal funds sold and securities purchased under agreements to resell	10,869	9,219
Trading account assets (including $241 and $117 pledged to creditors at March 31, 2007 and December 31, 2006, respectively)	105,980	103,945
Investments (including $2,154 and $1,953 pledged to creditors at March 31, 2007 and December 31, 2006, respectively)	227,860	215,222
Loans, net of unearned income	579,223	558,952
Allowance for loan losses	(5,854)	(5,152)

Total loans, net	$573,369	$553,800
Goodwill	14,938	13,799
Intangible assets	10,631	6,984
Premises and equipment, net	7,235	7,090
Interest and fees receivable	8,054	7,354
Other assets	59,720	44,790

Total assets	$1,076,949	$1,019,497

Liabilities
Non-interest-bearing deposits in U.S. offices	$39,463	$38,663
Interest-bearing deposits in U.S. offices	165,774	167,015
Non-interest-bearing deposits in offices outside the U.S.	32,762	31,169
Interest-bearing deposits in offices outside the U.S.	452,806	428,896

Total deposits	$690,805	$665,743
Trading account liabilities	44,774	43,136
Purchased funds and other borrowings	90,784	73,081
Accrued taxes and other expense	10,448	10,777
Long-term debt and subordinated notes	124,139	115,833
Other liabilities	38,697	37,774

Total liabilities	$999,647	$946,344

Stockholder's equity
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	$751	$751
Surplus	45,794	43,753
Retained earnings	32,399	30,358
Accumulated other comprehensive income (loss)(2)	(1,642)	(1,709)

Total stockholder's equity	$77,302	$73,153

Total liabilities and stockholder's equity	$1,076,949	$1,019,497

(1)
Reclassified to conform to the current period's presentation.

(2)
Amounts at March 31, 2007 and December 31, 2006 include the after-tax amounts for net unrealized gains/(losses) on investment securities of $10 million and ($119) million, respectively, for foreign currency translation of ($315) million and ($456) million, respectively, for cash flow hedges of ($401) million and ($131) million, respectively, and for additional minimum pension liability of ($936) million and ($1.003) billion, respectively.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements as of March 31, 2007 and for the three-month period ended March 31, 2007 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2006 Annual Report on Form 10-K.

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

Significant Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified five policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations, Income Taxes and Legal Reserves. The Company, in consultation with the Audit and Risk Management Committee of the Board of Directors, has reviewed and approved these significant accounting policies, which are further described in the Company's 2006 Annual Report on Form 10-K.

Accounting Changes

Fair Value Measurements (SFAS 157)

        The Company elected to early-adopt SFAS 157, "Fair Value Measurements" (SFAS 157), as of January 1, 2007. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 requires, among other things, Citigroup's valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, SFAS 157 precludes the use of block discounts for instruments traded in an active market, which were previously applied to large holdings of publicly-traded equity securities, and requires the recognition of trade-date gains related to certain derivative trades that use unobservable inputs in determining the fair value. This guidance supersedes the guidance in EITF Issue No. 02-3, which prohibited the recognition of day-one gains on certain derivative trades when determining the fair value of instruments not traded in an active market. The cumulative effect of these two changes resulted in an increase to January 1, 2007 retained earnings of $75 million.

        In moving to maximize the use of observable inputs as required by SFAS 157, Citigroup began to reflect external credit ratings as well as other observable inputs when measuring the fair value of our derivative positions. The cumulative effect of making this derivative valuation adjustment was a gain of $250 million after-tax ($402 million pre-tax, which was recorded in the Markets & Banking business), or $0.05 per diluted share, included in 2007 first quarter earnings. The primary drivers of this change were the requirement that Citigroup include its own credit rating in pricing derivatives and the elimination of a valuation adjustment, which is no longer necessary under SFAS 157.

        See Note 16 on page 105 for additional information.

Fair Value Option (SFAS 159)

        In conjunction with the adoption of SFAS 157, the Company early-adopted SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), as of January 1, 2007. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. Under the SFAS 159 transition provisions, the Company has elected to report certain financial instruments and other items at fair value on a contract-by-contract basis, with future changes in value reported in earnings. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that was caused by measuring hedged assets and liabilities that were previously required to use an accounting method other than fair value, while the related economic hedges were reported at fair value.

        The adoption of SFAS 159 resulted in a decrease to January 1, 2007 retained earnings of $99 million.

        See Note 16 on page 105 for additional information.

Accounting for Uncertainty in Income Taxes

        In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which sets out a framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50 percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity's tax reserves.

        Citigroup adopted FIN 48 as of January 1, 2007 that resulted in a decrease to January 1, 2007 retained earnings of $14 million.

        The total unrecognized tax benefits as of January 1, 2007 is $3.1 billion. There was no material change to this balance during the first quarter of 2007. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate is $1.0 billion. The remaining $2.1 billion represents temporary differences or amounts for which offsetting deductions or credits are available in a different taxing jurisdiction. The total amount of interest and penalties recognized in the Consolidated Balance Sheet at January 1, 2007 is approximately $510 million ($320 million net of tax). There was no material change to this balance during the first quarter of 2007. The Company classifies interest and penalties as income tax expense. The Company is currently under audit by the IRS and other major taxing jurisdictions around the world. It is thus reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months (an estimate of the range of such gross changes cannot be made), but the Company does not expect such audits to result in amounts that would cause a significant change to its effective tax rate.

        The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2003
Mexico	2004
New York State and City	2005	(1)
United Kingdom	1998
Germany	2000
Korea	2001

(1)
During the first quarter of 2007, one of the major filing groups completed an audit for 2001—2004.

Leveraged Leases

        On January 1, 2007, the Company adopted FASB Staff Position, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction" (FSP 13-2), which provides guidance regarding changes or projected changes in the timing of cash flows relating to income taxes generated by a leveraged lease transaction.

        Leveraged leases can provide significant tax benefits to the lessor, primarily as a result of the timing of tax payments. Since changes in the timing and/or amount of these tax benefits may have a significant effect on the cash flows of a lease transaction, a lessor, in accordance with FSP 13-2, will be required to perform a recalculation of a leveraged lease when there is a change or projected change in the timing of the realization of tax benefits generated by that lease. Previously, Citigroup did not recalculate the tax benefits if only the timing of cash flows has changed.

        The adoption of FSP 13-2 resulted in a decrease to January 1, 2007 retained earnings of $148 million. This decrease to retained earnings will be recognized in earnings over the remaining lives of the leases as tax benefits are realized.

Stock-Based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which replaced the existing SFAS 123 and APB 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires companies to measure compensation expense for stock options and other share-based payments based on the instruments' grant date fair value, and to record expense based on that fair value reduced by expected forfeitures.

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

Accounting for Certain Hybrid Financial Instruments

        On January 1, 2006, the Company elected to early-adopt, primarily on a prospective basis, SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155). In accordance with this standard, hybrid financial instruments—such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as interest-only instruments—may be accounted for at fair value if the Company makes an irrevocable election to do so on an instrument-by-instrument basis. The changes in fair value are recorded in current earnings. The impact of adopting this standard was not material.

Accounting for Servicing of Financial Assets

        On January 1, 2006, the Company elected to early-adopt SFAS No. 156, " Accounting for Servicing of Financial Assets"(SFAS 156). This pronouncement requires all servicing rights to be initially recognized at fair value. Subsequent to initial recognition, it permits a one-time irrevocable election to remeasure each class of servicing rights at fair value, with the changes in fair value being recorded in current earnings. The classes of servicing rights are identified based on the availability of market inputs used in determining their fair values and the methods for managing their risks. The Company has elected fair value accounting for its mortgage and student loan classes of servicing rights. The impact of adopting this standard was not material.

Future Application of Accounting Standards

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

2.     Discontinued Operations

Sale of the Asset Management Business

        On December 1, 2005, the Company completed the sale of substantially all of its Asset Management Business, which had total assets of approximately $1.4 billion and liabilities of approximately $0.6 billion at the closing date, to Legg Mason, Inc. (Legg Mason) in exchange for Legg Mason's broker-dealer and capital markets businesses, $2.298 billion of Legg Mason's common and preferred shares (valued as of the closing date), and $500 million in cash. This cash was obtained via a lending facility provided by Citigroup Markets & Banking business. The transaction did not include Citigroup's asset management business in Mexico, its retirement services business in Latin America (both of which are included in International Retail Banking) or its interest in the CitiStreet joint venture (which is included in Smith Barney). The total value of the transaction at the time of closing was approximately $4.369 billion, resulting in an after-tax gain to Citigroup of approximately $2.082 billion ($3.404 billion pretax, which was reported in discontinued operations).

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

        On January 31, 2006, the Company completed the sale of its Asset Management Business within Bank Handlowy (an indirect banking subsidiary of Citigroup located in Poland) to Legg Mason. This transaction, which was originally part of the overall Asset Management Business sold to Legg Mason Inc. on December 1, 2005, was postponed due to delays in obtaining local regulatory approval. A gain from this sale of $18 million after-tax and minority interest ($31 million pretax and minority interest) was recognized in the first quarter of 2006 within discontinued operations.

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

        Results for all of the businesses included in the Sale of the Asset Management Business, including the gain, are reported as discontinued operations for all periods presented. In connection with the adoption of SFAS 159, changes in the market value of the Legg Mason shares are recorded in Trading account assets and in current earnings. Prior to the adoption of this pronouncement, changes in the market value of the Legg Mason shares were included in the Consolidated Statement of Changes in Stockholders' Equity within Accumulated other comprehensive income (net change in unrealized gains and losses on investment securities, net of taxes). Any effects on the Company's current earnings related to these securities, such as dividend revenue, are included in the results of Alternative Investments.

        The following is summarized financial information for discontinued operations related to the Sale of the Asset Management Business:

	Three Months Ended March 31,
In millions of dollars	2007	2006
Total revenues, net of interest expense	$—	$21

Income (loss) from discontinued operations	$—	$(1)
Gain on sale	—	21
Provision for income taxes and minority interest, net of taxes	—	10

Income from discontinued operations, net of taxes	$—	$10

Sale of the Life Insurance & Annuities Business

        On July 1, 2005, the Company completed the sale of Citigroup's Travelers Life & Annuity and substantially all of Citigroup's international insurance businesses to MetLife, Inc. (MetLife). The businesses sold were the primary vehicles through which Citigroup engaged in the Life Insurance & Annuities Business, which had total assets of approximately $93.2 billion and liabilities of approximately $83.8 billion.

        Citigroup received $1.0 billion in MetLife equity securities and $10.830 billion in cash, which resulted in an after-tax gain of approximately $2.120 billion ($3.386 billion pretax), which was reported in discontinued operations.

        This transaction encompassed Travelers Life & Annuity's U.S. businesses and its international operations other than Citigroup's life insurance business in Mexico (which is now included within International Retail Banking). International operations included wholly owned insurance companies in the United Kingdom, Belgium, Australia, Brazil, Argentina, and Poland; joint ventures in Japan and Hong Kong; and offices in China. This transaction also included Citigroup's Argentine pension business. (The transaction described in the preceding three paragraphs is referred to as the "Sale of the Life Insurance & Annuities Business.")

        In connection with the Sale of the Life Insurance & Annuities Business, Citigroup and MetLife entered into 10-year agreements under which Travelers Life & Annuity and MetLife products will be made available through certain Citigroup distribution channels.

        During the first quarter of 2006, $15 million of the total $657 million federal tax contingency reserve release was reported within discontinued operations as it related to the Life Insurance & Annuities Business sold to MetLife.

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

        Summarized financial information for discontinued operations related to the Sale of the Life Insurance & Annuities Business is as follows:

	Three Months Ended March 31,
In millions of dollars	2007	2006
Total revenues, net of interest expense	$—	$—

Income from discontinued operations	$—	$2
Provision (benefit) for income taxes	—	(28)

Income from discontinued operations, net of taxes	$—	$30

The Spin-Off of Travelers Property Casualty Corp. (TPC)

        During the first quarter of 2006, releases from various tax contingency reserves were recorded as the IRS concluded their tax audits for the years 1999 through 2002. Included in these releases was $44 million related to Travelers Property Casualty Corp., which the Company spun off during 2002. This release has been included in the provision for income taxes within the results for discontinued operations.

Combined Results for Discontinued Operations

        Summarized financial information for the Life Insurance and Annuities Business, the Asset Management Business, and Travelers Property Casualty Corp. is as follows:

	Three Months Ended March 31,
In millions of dollars	2007	2006
Total revenues, net of interest expense	$—	$21

Income from discontinued operations	$—	$1
Gain on sale	—	21
Provision (benefit) for income taxes and minority interest, net of taxes	—	(62)

Income from discontinued operations, net of taxes	$—	$84

3.     Business Segments

        The following table presents certain information regarding the Company's continuing operations by segment:

	Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes		Income (Loss) from Continuing Operations(1)		Identifiable Assets
In millions of dollars, except identifiable assets in billions	First Quarter						Mar. 31,	Dec. 31,
	2007	2006	2007	2006(2)	2007	2006(2)	2007	2006
Global Consumer	$13,106	$11,955	$1,017	$847	$2,633	$3,073	$736	$702
Markets & Banking	8,957	7,279	947	574	2,621	1,929	1,180	1,078
Global Wealth Management	2,818	2,483	251	136	448	287	70	66
Alternative Investments	562	675	138	111	222	353	12	12
Corporate/Other(3)	16	(209)	(491)	(131)	(912)	(87)	23	26

Total	$25,459	$22,183	$1,862	$1,537	$5,012	$5,555	$2,021	$1,884

(1)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the Global Consumer results of $2.7 billion and $1.7 billion and in the Global Wealth Management results of $17 million and $5 million for the 2007 and 2006 first quarters, respectively. Markets & Banking results and Alternative Investments results include a pretax provision of $263 million and $1 million, respectively, for the first quarter of 2007.

(2)
The effective tax rates for the first quarter of 2006 reflect the impact of the resolution of the Federal Tax Audit.

(3)
Corporate/Other reflects restructuring charge of $1.377 billion in the 2007 first quarter. Of this total charge, $942 million is attributable to Global Consumer; $277 million to Markets & Banking; $55 million to Global Wealth Management; $7 million to Alternative Investments; and $96 million to Corporate/Other. See Note 7 on page 92 for further discussions.

4.     Interest Revenue and Expense

        For the three-month periods ending March 31, 2007 and 2006, interest revenue and expense consisted of the following:

	Three Months Ended March 31,
In millions of dollars	2007	2006(1)
Interest revenue
Loan interest, including fees	$14,935	$12,818
Deposits with banks	709	489
Federal funds sold and securities purchased under agreements to resell	4,289	3,205
Investments, including dividends	3,540	2,056
Trading account assets(2)	3,930	2,700
Other interest	729	605

Total interest revenue	$28,132	$21,873

Interest expense
Deposits	$6,558	$4,505
Trading account liabilities(2)	307	243
Short-term debt and other liabilities	6,947	4,864
Long-term debt	3,750	2,495

Total interest expense	$17,562	$12,107

Net interest revenue	$10,570	$9,766
Provision for loan losses	2,706	1,396

Net interest revenue after provision for loan losses	$7,864	$8,370

(1)
Reclassified to conform to the current period's presentation.

(2)
Interest expense on Trading account liabilities of Markets & Banking is reported as a reduction of interest revenue from Trading account assets.

5.     Commissions and Fees

        Commissions and fees revenue includes charges to customers for credit and bank cards, including transaction-processing fees and annual fees; advisory, and equity and debt underwriting services; lending and deposit-related transactions, such as loan commitments, standby letters of credit, and other deposit and loan servicing activities; investment management-related fees including brokerage services, and custody and trust services; insurance fees and commissions.

        The following table presents commissions and fees revenue for the three-month periods ended March 31,

In millions of dollars	2007	2006(1)
Credit cards and bank cards	$1,270	$1,266
Investment banking	1,561	1,010
Smith Barney	774	717
Markets & Banking trading-related	686	655
Checking-related	287	248
Transaction services	231	209
Corporate finance	295	170
Loan servicing(2)	261	568
Primerica	116	96
Other Consumer	216	159
Other Markets & Banking	57	56
Other	19	34

Total commissions and fees	$5,773	$5,188

(1)
Reclassified to conform to the current period's presentation.

(2)
Includes fair value adjustments on mortgage servicing assets.

6.     Retirement Benefits

        The Company has several non-contributory defined benefit pension plans covering substantially all U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. For information on the Company's Retirement Benefit Plans and Pension Assumptions, see Citigroup's 2006 Annual Report on Form 10-K.

        The following table summarizes the components of the net expense recognized in the Consolidated Statement of Income for the three months ended March 31, 2007 and 2006.

Net Expense

	Three Months Ended March 31,
	Pension Plans				Postretirement Benefit Plans
	U.S. Plans(1) (2)		Plans Outside U.S.		U.S. Plans		Plans Outside U.S.
In millions of dollars	2007	2006	2007	2006	2007	2006	2007	2006
Benefits earned during the period	$67	$68	$44	$43	$1	$1	$6	$4
Interest cost on benefit obligation	163	157	74	68	15	16	18	14
Expected return on plan assets	(222)	(212)	(107)	(84)	(3)	(3)	(24)	(14)
Amortization of unrecognized:
Net transition obligation	—	—	1	—	—	—	—	—
Prior service cost	(1)	(6)	—	1	(1)	(1)	—	—
Net actuarial loss	27	44	13	14	1	3	2	2

Net expense	$34	$51	$25	$42	$13	$16	$2	$6

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $12 million and $14 million for the three months ended March 31, 2007 and 2006, respectively.

(2)
In 2006, the Company announced that commencing January 1, 2008, the U.S. qualified pension plan would be frozen. Accordingly, no additional contributions would be credited to the cash balance plan for existing plan participants. However, employees still covered under the prior final pay plan will continue to accrue benefits.

Employer Contributions

        Citigroup's pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements, rather than to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), if appropriate to its tax and cash position and the plan's funded position. At March 31, 2007 and December 31, 2006, there were no minimum required contributions and no discretionary cash or non-cash contributions are currently planned for the U.S. plans. For the non-U.S. plans, the Company contributed $43 million as of March 31, 2007. Citigroup presently anticipates contributing an additional $120 million to fund its non-U.S. plans in 2007 for a total of $163 million.

7.     Restructuring

        During the first quarter of 2007, the Company completed a review of its structural expense base in a Company-wide effort to create a more streamlined organization, reduce expense growth and provide investment funds for future growth initiatives.

        The primary goals of the 2007 Structural Expense Review are as follow:

  •
  Eliminate layers of management/improve workforce management;

  •
  Consolidate certain back-office, middle-office and corporate functions;

  •
  Increase the use of shared services;

  •
  Expand centralized procurement; and

  •
  Continue to rationalize operational spending on technology.

        In March 2007, Citigroup recorded a pre-tax restructuring charge of $1.377 billion in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This pronouncement permits charges recorded under other accounting standards to be presented along with those recorded under SFAS 146 in a separate line, Restructuring expense, on the Consolidated Statement of Income, provided those costs are incurred in connection with a restructuring event. The charge included $961 million related to employee severance, of which $950 million is accounted for in accordance with SFAS No. 112, "Employer's Accounting for Post Employment Benefits" (SFAS 112), and $11 million accounted for in accordance with SFAS 146, $352 million related to the write-down to estimated salvage value of assets available for disposal accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), $25 million related to exiting leasehold and other contractual obligations, and $39 million related to other costs (including employee termination costs). The severance costs reflect the accrual to eliminate approximately 17,300 positions, after considering attrition and redeployment within the Company.

        The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges will begin in the second quarter of 2007 in addition to normal scheduled depreciation.

        Additional charges totaling approximately $200 million, pre-tax, are anticipated to be recorded by the end of 2007.

        Separate from the restructuring charge, additional implementation costs related to these initiatives of approximately $100 million pretax are expected throughout 2007.

        The status of the 2007 Structural Expense Review is summarized in the following table:

Restructuring Reserve Activity

In millions of dollars
Original restructuring charge	$1,377
First quarter 2007 utilization	(268)

Reserve balance at March 31, 2007	$1,109

        The utilization of the 2007 restructuring reserve resulted from non-cash charges related to the write-off of assets, primarily intangible assets.

8.     Earnings Per Share

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2007 and 2006:

In millions, except per share amounts	March 31, 2007	March 31, 2006
Income from continuing operations	$5,012	$5,555
Discontinued operations	—	84
Preferred dividends	(16)	(16)

Income available to common stockholders for basic EPS	4,996	5,623
Effect of dilutive securities	—	—

Income available to common stockholders for diluted EPS	$4,996	$5,623

Weighted average common shares outstanding applicable to basic EPS	4,877.0	4,920.7
Effect of dilutive securities:
Options	26.7	27.3
Restricted and deferred stock	64.2	59.9

Adjusted weighted average common shares outstanding applicable to diluted EPS	4,967.9	5,007.9

Basic earnings per share(1)
Income from continuing operations	$1.02	$1.13
Discontinued operations	—	0.02

Net income	$1.02	$1.14

Diluted earnings per share(1)
Income from continuing operations	$1.01	$1.11
Discontinued operations	—	0.02

Net income	$1.01	$1.12

(1)
Due to rounding, earnings per share on continuing and discontinued operations may not sum to earnings per share on net income.

9.     Trading Account Assets and Liabilities

        Trading account assets and liabilities, at fair value, consisted of the following:

In millions of dollars	March 31, 2007	December 31, 2006
Trading account assets
U.S. Treasury and federal agency securities	$60,885	$44,661
State and municipal securities	17,099	17,358
Foreign government securities	46,978	33,057
Corporate and other debt securities	98,771	93,891
Derivatives(1)	46,466	49,541
Equity securities	106,203	92,518
Mortgage loans and collateralized mortgage securities	45,814	37,104
Other	37,849	25,795

Total trading account assets	$460,065	$393,925

Trading account liabilities
Securities sold, not yet purchased	$99,711	$71,083
Derivatives(1)	74,191	74,804

Total trading account liabilities	$173,902	$145,887

(1)
Pursuant to master netting agreements and cash collateral.

10.   Goodwill and Intangible Assets

        The changes in goodwill during the first three months of 2007 were as follows:

In millions of dollars	Goodwill
Balance at December 31, 2006	$33,415
Acquisition of Grupo Financiero Uno	865
Acquisition of Quilter	268
Foreign exchange translation and other	(168)

Balance at March 31, 2007	$34,380

        During the first quarter of 2007, no goodwill was written off due to impairment.

        The changes in intangible assets during the first three months of 2007 were as follows:

In millions of dollars	Net Carrying Amount at December 31, 2006	Acquisitions	Amortization	FX & Other(1)	Impairments(2)	Net Carrying Amount at March 31, 2007
Purchased credit card relationships	$4,879	$92	$(151)	$7	$(35)	$4,792
Core deposit intangibles	734	45	(22)	14	—	771
Other customer relationships	389	—	(16)	(23)	(127)	223
Present value of future profits	181	—	(1)	—	—	180
Indefinite-lived intangible assets	639	—	—	(5)	(73)	561
Other	3,640	387	(62)	6	—	3,971
Intangible assets carried at fair value(3)	5,439	3,119	—	274	—	8,832

Total intangible assets	$15,901	$3,643	$(252)	$273	$(235)	$19,330

(1)
Includes foreign exchange translation as well as purchase accounting adjustments.
(2)
The impairment loss was determined based on a discounted cash flow model as a result of the 2007 Structural Expense Review and is included in Restructuring expense on the Consolidated Statement of Income.
(3)
Relates to mortgage servicing rights.

        The components of intangible assets were as follows:

	March 31, 2007			December 31, 2006
In millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased credit card relationships	$8,488	$3,696	$4,792	$8,391	$3,512	$4,879
Core deposit intangibles	1,295	524	771	1,223	489	734
Other customer relationships	860	637	223	1,044	655	389
Present value of future profits	427	247	180	428	247	181
Other(1)	4,836	865	3,971	4,445	805	3,640

Total amortizing intangible assets	$15,906	$5,969	$9,937	$15,531	$5,708	$9,823
Indefinite-lived intangible assets	561	N/A	561	639	N/A	639
Intangible assets carried at fair value(2)	$8,832	N/A	8,832	$5,439	N/A	5,439

Total intangible assets	$25,299	$5,969	$19,330	$21,609	$5,708	$15,901

(1)
Includes contract-related intangible assets
(2)
Represents mortgage servicing rights.
N/A
Not applicable

11.   Investments

In millions of dollars	March 31, 2007	December 31, 2006
Fixed income securities, substantially all available-for-sale at fair value	$266,399	$254,107
Equity securities	20,131	19,447
Other	37	37

Total	$286,567	$273,591

        The amortized cost and fair value of investments in fixed income and equity securities at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007				December 31, 2006(1)(2)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Fixed income securities held to maturity(3)	$1	$—	$—	$1	$1	$1

Fixed income securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. Federal agencies	$89,051	$268	$231	$89,088	$82,443	$82,413
U.S. Treasury and Federal agencies	22,616	16	239	22,393	24,872	24,531
State and municipal	18,054	436	34	18,456	15,152	15,654
Foreign government	81,069	579	479	81,169	73,943	73,783
U.S. corporate	32,407	312	227	32,492	32,311	32,455
Other debt securities	22,758	78	36	22,800	25,071	25,270

Total fixed income securities available-for-sale(4)	$265,956	$1,689	$1,246	$266,399	$253,793	$254,107

Equity securities(5)(6)	$18,882	$1,252	$3	$20,131	$18,477	$19,447

(1)
At December 31, 2006, gross pretax unrealized gains and losses on fixed income and equity securities totaled $3.225 billion and $1.941 billion, respectively.
(2)
Reclassified to conform to the current period's presentation.
(3)
Recorded at amortized cost.
(4)
Includes fixed income securities, held to maturity.
(5)
Includes non-marketable equity securities carried at fair value of $10.662 billion and $10.538 billion at March 31, 2007 and December 31, 2006, respectively. The related gross unrealized gains and losses were recognized in earnings and are not included in the table above. Also, includes non-marketable equity securities carried at cost of $5.784 billion and $4.804 billion at March 31, 2007 and December 31, 2006, respectively, which are reported in both the amortized cost and fair value columns.
(6)
The Legg Mason securities were previously reported at fair value within equity securities and changes in value were reported in Accumulated other comprehensive income (loss). Upon election of fair value accounting with the adoption of SFAS 159 as of January 1, 2007, the unrealized loss on these securities was reclassified to retained earnings and the shares are now included in Trading account assets in accordance with SFAS 159. See Note 14 and Note 16 on pages 102 and 105, respectively, for further discussions.

        Citigroup invests in certain complex investment company structures known as Master-Feeder funds by making direct investments in the Feeder funds. Each Feeder fund records its net investment in the Master fund, which is the sole or principal investment of the Feeder fund, and does not consolidate the Master Fund. Citigroup consolidates Feeder funds where it has a controlling interest. At March 31, 2007, the total assets of Citigroup's consolidated Feeder funds amounted to approximately $3.6 billion. Citigroup has not consolidated approximately $8.0 billion of additional assets and liabilities recorded in the related Master Funds' financial statements.

12.   Debt

        Short-term borrowings consist of commercial paper and other short-term borrowings as follows:

In millions of dollars	March 31, 2007	December 31, 2006
Commercial paper
Citigroup Funding Inc.	$39,745	$41,767
Other Citigroup Subsidiaries	866	1,928

	$40,611	$43,695
Other short-term borrowings(1)	70,568	57,138

Total short-term borrowings	$111,179	$100,833

(1)
At March 31, 2007, collateralized advances from the Federal Home Loan Bank are $6.5 billion.

        Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks. Citigroup pays commitment fees for its lines of credit.

        Some of Citigroup's nonbank subsidiaries have credit facilities with Citigroup's subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities must be collateralized in accordance with Section 23A of the Federal Reserve Act.

        Long-term debt, including its current portion, consisted of the following:

In millions of dollars	March 31, 2007	December 31, 2006
Citigroup Parent Company	$134,915	$125,350
Other Citigroup Subsidiaries(1)	122,969	115,578
Citigroup Global Markets Holdings Inc.(2)	28,419	28,719
Citigroup Funding Inc.(3)(4)	24,465	18,847

Total long-term debt	$310,768	$288,494

(1)
At March 31, 2007, and December 31, 2006, collateralized advances from the Federal Home Loan Bank are $87.6 billion and $81.5 billion, respectively.
(2)
Includes Targeted Growth Enhanced Term Securities (TARGETS) with carrying values of $186 million issued by TARGETS Trusts XXI through XXIV and $243 million issued by TARGETS Trusts XX through XXIV at March 31, 2007 and December 31, 2006, respectively (collectively, the "CGMHI Trusts"). CGMHI owns all of the voting securities of the CGMHI Trusts. The CGMHI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the CGMHI Trusts' common securities. The CGMHI Trusts' obligations under the TARGETS are fully and unconditionally guaranteed by CGMHI, and CGMHI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.
(3)
Includes Targeted Growth Enhanced Term Securities (CFI TARGETS) with carrying values of $56 million issued by TARGETS Trusts XXV and XXVI at both March 31, 2007 and December 31, 2006 (collectively, the "CFI Trusts"). CFI owns all of the voting securities of the CFI Trusts. The CFI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the CFI TARGETS and the CFI Trusts' common securities. The CFI Trusts' obligations under the CFI TARGETS are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.
(4)
Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $154 million issued by Safety First Trust Series 2006-1 and 2007-1 and $78 million issued by Safety First Trust Series 2006-1 (collectively, the "Safety First Trusts") at March 31, 2007 and December 31, 2006, respectively. CFI owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the Safety First Trust Securities and the Safety First Trusts' common securities. The Safety First Trusts' obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        CGMHI has a syndicated five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $3.0 billion, which matures in 2011. CGMHI also has three-year bilateral facilities totaling $575 million with unaffiliated banks with borrowings maturing on various dates in 2009. At March 31, 2007 there were no outstanding borrowings under these facilities.

        CGMHI also has committed long-term financing facilities with unaffiliated banks. At March 31, 2007, CGMHI had drawn down the full $1.78 billion available under these facilities, of which $1.08 billion is guaranteed by Citigroup. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

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

        Long-term debt at March 31, 2007 and December 31, 2006 includes $9,601 million and $9,775 million, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

        Citigroup has contractually agreed not to redeem or purchase (i) the 6.50% Enhanced Trust Preferred Securities of Citigroup Capital XV before September 15, 2056, (ii) the 6.45% Enhanced Trust Preferred Securities of Citigroup Capital XVI before December 31, 2046 and (iii) the 6.35% Enhanced Trust Preferred Securities of Citigroup Capital XVII before March 15, 2057 unless certain conditions, described in Exhibit 4.03 to Citigroup's Current Report on Form 8-K filed on September 18, 2006, in Exhibit 4.02 to Citigroup's Current Report on Form 8-K filed on November 28, 2006 and in Exhibit 4.02 to Citigroup's Current Report on Form 8-K filed on March 8, 2007, respectively, are met. These agreements are for the benefit of the holders of Citigroup's 6.00% Junior Subordinated Deferrable Interest Debentures due 2034.

        For Regulatory Capital purposes, these Trust Securities remain a component of Tier 1 Capital. See "Capital Resources and Liquidity" on page 68.

        Citigroup owns all of the voting securities of these subsidiary trusts. These subsidiary trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the subsidiary trusts and the subsidiary trusts' common securities. These subsidiary trusts' obligations are fully and unconditionally guaranteed by Citigroup.

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at March 31, 2007:

						Junior Subordinated Debentures Owned by Trust
Trust Securities with Distributions Guaranteed by Citigroup:					Common Shares Issued to Parent
	Issuance Date	Securities Issued	Liquidation Value	Coupon Rate		Amount(1)	Maturity	Redeemable by Issuer Beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	200,000	$200	7.625%	6,186	$206	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	24,000,000	600	6.000%	742,269	619	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIV	June 2006	22,600,000	565	6.875%	40,000	566	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	47,400,000	1,185	6.500%	40,000	1,186	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	64,000,000	1,600	6.450%	20,000	1,601	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	44,000,000	1,100	6.350%	20,000	1,101	Mar. 15, 2067	Mar. 15, 2012
Adam Capital Trust II(2)	Apr. 2002	22,000	22	6 mo. LIB +370 bp.	681	23	Apr. 22, 2032	Apr. 22, 2007
Adam Capital Trust III(2)	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 07, 2033	Jan. 07, 2008
Adam Statutory Trust III(2)	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV(2)	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V(2)	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$9,540			$9,701

(1)
Represents the proceeds received from the Trust at the date of issuance.

(2)
Assumed by Citigroup upon completion of First American Bank acquisition.

        In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital III and Adam Capital Trust II, on which distributions are payable semiannually.

        On March 18, 2007 and March 26, 2007, Citigroup redeemed for cash all of the $23 million and $25 million Trust Preferred Securities of Adam Statutory Trust I and Adam Statutory Trust II, respectively, at the redemption price of $1,000 per preferred security plus any accrued distribution up to but excluding the date of redemption.

        On March 6, 2007, Citigroup issued $1.000 billion of Enhanced Trust Preferred Securities (Citigroup Capital XVII). An additional $100 million was issued, related to this Trust, on March 14, 2007.

        On February 15, 2007, Citigroup redeemed for cash all of the $300 million Trust Preferred Securities of Citicorp Capital I, $450 million of Citicorp Capital II, and $400 million of Citigroup Capital II, at the redemption price of $1,000 per preferred security plus any accrued distribution up to but excluding the date of redemption.

        On April 23, 2007, Citigroup redeemed for cash all of the $22 million Trust Preferred Securities of Adam Capital Trust II at the redemption price of $1,000 per preferred security plus any accrued distribution up to but excluding the date of redemption.

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

        The following table summarizes certain cash flows received from and paid to securitization trusts during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007
In billions of dollars	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)
Proceeds from new securitizations	$6.3	$26.9	$16.5	$13.1	$—
Proceeds from collections reinvested in new receivables	51.9	—	—	—	0.5
Contractual servicing fees received	0.5	0.3	—	—	—
Cash flows received on retained interests and other net cash flows	2.1	—	—	—	—

(1)
Other includes student loans and other assets.

	Three Months Ended March 31, 2006
In billions of dollars	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)
Proceeds from new securitizations	$6.8	$12.1	$5.1	$7.6	$0.1
Proceeds from collections reinvested in new receivables	53.9	—	—	—	0.1
Contractual servicing fees received	0.5	0.2	—	—	—
Cash flows received on retained interests and other net cash flows	2.4	—	—	—	—

(1)
Other includes student loans and other assets.

        The Company recognized gains on securitizations of U.S. Consumer mortgages of $31 million and $30 million for the three-month periods ended March 31, 2007 and 2006, respectively. In the first quarter of 2007 and 2006, the Company recorded gains of $248 million and $171 million related to the securitization of credit card receivables. Gains recognized on the securitization of Markets & Banking and other assets during the first three months of 2007 and 2006 were $13 million and $21 million, respectively.

        Key assumptions used for securitizations of credit cards, mortgages, and other asset securitizations during the three months ended March 31, 2007 and 2006 in measuring the fair value of retained interests at the date of sale or securitization follow:

Three Months Ended March 31, 2007
	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)
Discount rate	12.8% to 16.2%	10.4% to 17.2%	4.1% to 27.9%	5.6% to 27.9%	N/A
Constant prepayment rate	6.5% to 21.2%	7.9% to 21.4%	15.0% to 52.5%	10.0% to 26.0%	N/A
Anticipated net credit losses	3.7% to 6.1%	0.0%	24.0% to 100.0%	N/A	N/A

(1)
Other includes student loans and other assets.

Three Months Ended March 31, 2006
	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)
Discount rate	12.0% to 15.0%	8.6% to 9.6%	5.0% to 26.0%	0.4% to 21.0%	N/A
Constant prepayment rate	8.5% to 20.1%	7.8% to 10.4%	9.0% to 43.0%	14.0% to 33.0%	N/A
Anticipated net credit losses	4.2% to 6.0%	0.0%	0.0% to 40.0%	N/A	N/A

(1)
Other includes student loans and other assets.

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

        At March 31, 2007, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Key assumptions at March 31, 2007

	March 31, 2007
	Credit Cards	U.S. Consumer Mortgages(1)	Markets & Banking Mortgages	Markets & Banking Other	Other(2)
Discount rate	12.8% to 16.2%	11.0%	4.1% to 27.9%	5.6% to 27.9%	6.0% to 10.7%
Constant prepayment rate	6.7% to 21.0%	11.7%	15.0% to 52.5%	10.0% to 26.0%	5.6% to 20.1%
Anticipated net credit losses	3.7% to 5.9%	0.0%	24.0% to 100.0%	N/A	1.1%
Weighted average life years	11 to 12 Months	6.1 years	6.5 to 21.2	6.5 to 9.8	7 years

(1)
Includes mortgage servicing rights.
(2)
Other includes student loans and other assets.

	March 31, 2007
In millions of dollars	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)
Carrying value of retained interests	$7,246	$9,842	$3,559	$7,587	$1,372

Discount Rates
10%	$(66)	$(260)	$(28)	$(19)	$(24)
20%	(130)	(505)	(54)	(37)	(47)

Constant prepayment rate
10%	$(235)	$(474)	$(10)	$(1)	$(15)
20%	(443)	(903)	(25)	(1)	(28)

Anticipated net credit losses
10%	$(396)	$(8)	$(36)	N/A	$(5)
20%	(789)	(15)	(67)	N/A	(10)

(1)
Other includes student loans and other assets.

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers the securitized credit card receivables to be part of the business it manages.

        The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at March 31, 2007 and December 31, 2006, and credit losses, net of recoveries for the three-month periods ended March 31, 2007 and 2006.

In millions of dollars, except loans in billions	Mar. 31, 2007	Dec. 31, 2006
Principal amounts, at period end
On-balance sheet loans	$68.1	$75.5
Securitized amounts	98.6	99.5
Loans held-for-sale	3.0	—

Total managed	$169.7	$175.0

Delinquencies, at period end
On balance sheet loans	$1,323	$1,427
Securitized amounts	1,528	1,616
Loans held-for-sale	47	—

Total managed	$2,898	$3,043

	Three Months Ended March 31,
Credit losses, net of recoveries	2007	2006
On-balance sheet loans	$823	$664
Securitized amounts	1,150	871
Loans held-for-sale	—	4

Total managed	$1,973	$1,539

Mortgage Servicing Rights

        The fair value of capitalized mortgage loan servicing rights (MSRs) was $8.8 billion, $5.4 billion and $5.0 billion at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

        The following table summarizes the changes in capitalized MSRs:

	Three Months Ended March 31,
In millions of dollars	2007	2006
Balance, beginning of period	$5,439	$4,339
Originations	427	176
Purchases	3,119	162
Changes in fair value of MSRs due to changes in inputs and assumptions	125	515
Other changes(1)	(278)	(237)

Balance, end of period	$8,832	$4,955

(1)
Represents changes due to customer payments and passage of time.

        The market for MSRs is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios, and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The model assumptions and the MSRs' fair value estimates are compared to observable trades of similar MSR portfolios and interest-only security portfolios, as well as to MSR broker valuations and industry surveys. The cash flow model and underlying prepayment and interest rate models used to value these MSRs are subject to validation in accordance with the Company's model validation policies. Refer to key assumptions at March 31, 2007 on page 99 for the key assumptions used in the MSR valuation process.

        The fair value of the MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities, and purchased securities classified as trading. The amount of contractually specified servicing fees, late fees and ancillary fees earned were $287 million, $16 million and $12 million, respectively, for the first quarter of 2007; and $242 million, $14 million and $10 million, respectively, for the first quarter of 2006. These fees are classified in the Consolidated Statement of Income as Commissions and Fees.

Variable Interest Entities

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46-R under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	March 31, 2007	December 31, 2006
Cash	$0.6	$0.5
Trading account assets	33.8	31.6
Investments	11.7	10.1
Loans	6.9	6.8
Other assets	5.8	5.7

Total assets of consolidated VIEs	$58.8	$54.7

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and include VIEs consolidated as a result of adopting FIN 46-R and FIN 46. Of the $58.8 billion and $54.7 billion of total assets of VIEs consolidated by the Company at March 31, 2007 and December 31, 2006, respectively, $23.2 billion and $39.2 billion represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients; $33.4 billion and $13.1 billion represent investment vehicles that were established to provide a return to the investors in the vehicles; and $2.2 billion and $2.4 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates.

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

        In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third- party investors through trust vehicles as a source of funding and regulatory capital, which were deconsolidated during the 2004 first quarter. The Company's liabilities to the deconsolidated trust are included in long-term debt.

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

        During 2003, to comply with FIN 46-R, many of the conduits issued "first loss" subordinated notes such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit. At March 31, 2007 and December 31, 2006, total assets in unconsolidated conduits were $74.3 billion and $66.3 billion, respectively.

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

        In addition to the conduits discussed above, the following table represents the assets of unconsolidated VIEs where the Company has significant involvement:

In billions of dollars	March 31, 2007	December 31, 2006
CDO-type transactions	$67.2	$52.1
Investment-related transactions	135.1	122.1
Trust preferred securities	9.6	9.8
Mortgage-related transactions	1.9	2.7
Structured finance and other	35.6	41.1

Total assets of significant unconsolidated VIEs	$249.4	$227.8

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $108 billion and $109 billion at March 31, 2007 and December 31, 2006, respectively. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in the VIEs. In addition, the Company may be party to other derivative contracts with VIEs. Exposures that are considered to be guarantees are also included in Note 17 on page 111.

14.   Changes in Accumulated Other Comprehensive Income (Loss) ("AOCI")

        Changes in each component of AOCI for the three-month period ended March 31, 2007 were as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2006(1)	$943	$(2,796)	$(61)	$(1,786)	$(3,700)
Adjustment to opening balance, net of tax(2)	149	—	—	—	149

Adjusted balance, beginning of year	$1,092	$(2,796)	$(61)	$(1,786)	$(3,551)
Increase in net unrealized gains on investment securities, net of tax	466	—	—	—	466
Less: Reclassification adjustment for gains included in net income, net of tax	(307)	—	—	—	(307)
Foreign currency translation adjustment, net of tax	—	(121)	—	—	(121)
Cash flow hedges, net of tax(3)	—	—	(439)	—	(439)
Pension liability adjustment, net of tax	—	—	—	77	77

Current period change	$159	$(121)	$(439)	$77	$(324)

Balance, March 31, 2007	$1,251	$(2,917)	$(500)	$(1,709)	$(3,875)

(1)
The 2006 AOCI balance has been adjusted by a $1.647 billion reduction related to the 2006 adoption of SFAS 158. In Citigroup's 2006 Form 10-K, the impact of this adjustment was presented as 2006 activity and therefore was included in Comprehensive Income when it should have been disclosed as an adjustment in the reporting period and excluded from Comprehensive Income. The December 31, 2006 AOCI balance reported in the 2006 Form 10-K was properly stated.
(2)
The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities, as well as several miscellaneous items previously reported in accordance with SFAS 115. The related unrealized gains and losses were reclassified to retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Note 1 and Note 16 on page 85 and 105, respectively, for further discussions.
(3)
Reflects, among other items, the decline in market interest rates during the quarter on pay-fixed swap programs hedging floating rate deposits and long-term debt.

15.   Derivatives Activities

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

  •
  Asset/Liability Management Hedging—Citigroup uses derivatives in connection with its risk-management activities to hedge certain risks. For example, Citigroup may issue a fixed rate long-term note and then enter into a receive-fixed, pay-variable-rate interest rate swap with the same tenor and notional amount to convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes interest cost in certain yield curve environments. Derivatives are also used to manage risks inherent in specific groups of on-balance sheet assets and liabilities, including investments, corporate and consumer loans, deposit liabilities, other interest-sensitive assets and liabilities, as well as credit card securitizations, redemptions and sales. In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, available-for-sale securities, net capital exposures and foreign exchange transactions.

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

        All derivatives are reported on the balance sheet at fair value. If certain hedging criteria specified in SFAS 133 are met, including testing for hedging effectiveness, special hedge accounting may be applied. The hedge effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships. For fair value hedges, the changes in value of the hedging derivative, as well as the changes in value of the related hedged item, due to the risk being hedged, are reflected in current earnings. For cash flow hedges and net investment hedges, the changes in value of the hedging derivative are reflected in Accumulated other comprehensive income (loss) in stockholders' equity, to the extent the hedge was effective. Hedge ineffectiveness, in either case, is reflected in current earnings.

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

  •
  Hedging of foreign exchange risk—Citigroup locks in the functional currency equivalent of cash flows of various balance sheet exposures, including deposits, notes and long-term debt (and the forecasted issuances, purchases or rollover of such items) that are denominated in a currency other than the functional currency of the issuing entity. Depending on the risk management objectives, these types of hedges are designated as either cash flow hedges of only foreign exchange risk or cash flow hedges of both foreign exchange and interest rate risk. Generally, the hedging instruments used are foreign exchange forward contracts and cross-currency swaps. Citigroup matches all critical terms of the hedged item and the hedging derivative at inception and on an ongoing basis to eliminate hedge ineffectiveness. To the extent all critical terms are not matched, any ineffectiveness is measured using the "hypothetical derivative method" as described in FASB Derivative Implementation Group Issue G7. Efforts are made initially to match up the terms of the hypothetical and actual derivatives used. As a result, the amount of hedge ineffectiveness is not significant.

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

Net investment hedges

        Consistent with SFAS No. 52, "Foreign Currency Translation" (SFAS 52), SFAS 133 allows hedging of the foreign currency risk of a net investment in a foreign operation. Citigroup primarily uses foreign currency forward contracts, short-term borrowings, and to a lesser extent foreign currency future contracts and foreign-currency-denominated debt instruments, to manage the foreign exchange risk associated with Citigroup's equity investments in several non-U.S. dollar functional currency foreign subsidiaries. In accordance with SFAS 52, Citigroup records the change in the carrying amount of these investments in the cumulative translation adjustment account within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in the cumulative translation adjustment account, and any ineffective portion of net investment hedges is immediately recorded in earnings.

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

        The following table summarizes certain information related to the Company's hedging activities for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
In millions of dollars	2007	2006
Fair value hedges
Hedge ineffectiveness recognized in earnings	$17	$66
Net gain excluded from assessment of effectiveness	82	19
Cash flow hedges
Hedge ineffectiveness recognized in earnings	—	(10)
Net gain excluded from assessment of effectiveness	—	—
Net investment hedges
Net loss included in foreign currency translation adjustment within Accumulated other comprehensive income (loss)	$(23)	$(114)

        The change in Accumulated other comprehensive income (loss) from cash flow hedges for the three months ended March 31, 2007 and 2006 can be summarized as follows (after-tax):

In millions of dollars	2007	2006
Balance at January 1,	$(61)	$612
Net gain (loss) from cash flow hedges	(347)	317
Net amounts reclassified to earnings	(92)	(111)

Balance at March 31,	$(500)	$818

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

16.   Fair Value

        Effective January 1, 2007, the Company adopted SFAS 157 and SFAS 159. Both standards address aspects of the expanding application of fair value accounting.

Fair Value Measurements (SFAS 157)

        SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, SFAS 157 precludes the use of block discounts when measuring the fair value of instruments traded in an active market, which were previously applied to large holdings of publicly traded equity securities. It also requires recognition of trade-date gains related to certain derivative transactions whose fair value has been determined using unobservable market inputs. This guidance supersedes the guidance in Emerging Issues Task Force Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF Issue 02-3), which prohibited the recognition of trade-date gains for such derivative transactions when determining the fair value of instruments not traded in an active market. The cumulative effect of these two changes resulted in an increase to January 1, 2007 retained earnings of $75 million after-tax.

        In moving to maximize the use of observable inputs as required by SFAS 157, the Company has made some amendments to the techniques used in measuring the fair value of derivative positions. These amendments change the way that the probability of default of a counterparty is factored into the valuation of derivative positions, include for the first time the impact of Citigroup's own credit standing, and also eliminate the portfolio servicing adjustment that is no longer necessary under SFAS 157. The cumulative effect of these amendments to derivative valuation techniques was a gain of $250 million after-tax $(402 million pretax) included in 2007 first quarter earnings, all of which was recorded in the Markets & Banking business.

        The Company holds fixed income and equity securities, derivatives, investments in private equity, a limited number of loan portfolios and certain other financial instruments, which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available. More specifically, for fixed income securities and derivatives, the Company's alternative approach when market prices are not available is to discount the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. There is no allowance for loan losses relating to loans carried at fair value.

        The Company carries a number of its liabilities at fair value including certain structured notes and derivative liabilities. In determining the fair value of the Company's obligations, various factors are considered including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options, warrants, and derivatives; price activity for equivalent or synthetic instruments; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions, and Citigroup's own-credit standing.

        These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

  •
  Level 1—Quoted prices for identical instruments in active markets

  •
  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

  •
  Level 3—Instruments whose significant value drivers are unobservable.

        The following table presents for each of these hierarchy levels, the Company's assets and liabilities that are measured at fair value at March 31, 2007.

In millions of dollars	Level 1	Level 2	Level 3	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell(1)	$—	$158,808	$16	$(80,711)	$78,113
Trading account assets
Trading securities	174,885	203,369	35,345	—	413,599
Derivatives	6,796	257,551	6,635	(224,516)	46,466
Investments	102,832	165,298	12,653	—	280,783
Loans and leases(2)	—	1,832	—	—	1,832
Other financial assets
Measured on a recurring basis	—	4,456	8,919	—	13,375
Measured on a non-recurring basis(3)	—	12,612	3,568	—	16,180
Liabilities
Interest-bearing deposits	—	1,947	107	—	2,054
Federal funds purchased and securities loaned or sold under agreements to repurchase(1)	—	255,387	6,278	(80,819)	180,846
Trading account liabilities
Securities sold not yet purchased	98,021	1,256	434	—	99,711
Derivatives	9,955	279,528	5,401	(220,693)	74,191
Short-term borrowings	—	12,415	1,889	—	14,304
Long-term debt	—	29,888	1,349	—	31,237
Other financial liabilities
Measured on a recurring basis	—	954	8	—	962

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements", and (ii) derivative exposures covered by a qualifying master netting agreement in accordance with FASB Interpretation No. 39, "Offsetting of Amounts Relating to Certain Contracts."

(2)
There is no allowance for loan losses recorded for loans reported at fair value. Upon the adoption of SFAS 159 on January 1, 2007, the Company excluded those loan portfolios.

(3)
Primarily represents loans held for sale and assets obtained from purchase acquisitions.

        The following table presents the changes in the Level 3 fair value category for the three months ended March 31, 2007:

		Net realized/unrealized gains(losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2006	Principal transactions	Other(1)(2)			March 31, 2007
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$—	$16	$—
Trading account assets
Trading securities	21,727	1,866	80	7,651	4,021	35,345	832
Derivatives (gross)	9,136	4,884	—	(3,385)	(4,000)	6,635	4,014
Investments	11,468	—	183	580	422	12,653	27
Other financial assets
Measured on a recurring basis	5,558	—	269	(418)	3,510	8,919	265
Liabilities
Interest-bearing deposits	60	—	1	—	46	107	2
Securities sold under agreements to repurchase	6,350	(72)	—	—	(144)	6,278	(72)
Trading account liabilities
Securities sold not yet purchased	467	(12)	—	(2,285)	2,240	434	(15)
Derivatives (gross)	7,768	(1,222)	—	(3,778)	189	5,401	(687)
Short-term borrowings	397	8	—	—	1,500	1,889	2
Long-term debt	1,693	—	—	—	(344)	1,349	—
Other financial liabilities measured on a recurring basis	—	—	—	—	8	8	—

(1)
Changes in fair value for Investments are recorded in Accumulated other comprehensive income, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs, included in Other financial assets in this table, are recorded in Commissions and fees on the Consolidated Statement of Income

(3)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at March 31, 2007.

Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

        On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159 or fair value option accounting). Under SFAS 159, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.

        Additionally, the transition provisions of SFAS 159 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in opening retained earnings and future changes in fair value reported in earnings.

Impact to retained earnings for certain fair value elections

        Effective January 1, 2007, the Company early adopted SFAS 159 for certain eligible financial instruments. Detailed below are the December 31, 2006 carrying values prior to adoption, the transition adjustments booked to opening retained earnings and the fair values (that is, the carrying values at January 1, 2007 after adoption) for those items that were selected for fair value option accounting and that had an impact on retained earnings:

In millions of dollars	December 31, 2006 (Carrying value prior to adoption)	Cumulative-effect Adjustment to January 1, 2007 Retained earnings-gain (loss)	January 1, 2007 Fair Value (Carrying value after adoption)
Legg Mason convertible preferred equity securities originally classified as available-for-sale(1)	$797	$(232)	$797
Selected portfolios of securities purchased under agreements to resell	167,525	25	167,550
Selected portfolios of securities sold under agreements to repurchase	237,788	40	237,748
Selected non-collateralized short-term borrowings	3,284	(7)	3,291
Selected letters of credit hedged by credit default swaps or participation notes	—	14	14
Various miscellaneous eligible items(1)	96	3	96

Pretax cumulative effect of adopting fair value option accounting		$(157)
After-tax cumulative effect of adopting fair value option accounting		$(99)

(1)
The Legg Mason securities as well as several miscellaneous items were previously reported at fair value within available-for-sale securities. The cumulative-effect adjustment represents the reclassification of the related unrealized gain/loss from Accumulated other comprehensive income to retained earnings upon the adoption of the fair value option.

        Additional information regarding each of these items follows.

Legg Mason convertible preferred equity securities

        The Legg Mason convertible preferred equity securities (Legg shares) were acquired in connection with the sale of Citigroup's Asset Management business in December 2005. We hold these shares as a non-strategic investment for long-term appreciation and, therefore, selected fair value option accounting in anticipation of the January 2008 implementation of the proposed Investment Company Audit Guide Statement of Position, "Clarification of the Scope of Audit and Accounting Guide Audits of Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investment Companies" (SOP).

        Under the current investment company accounting model, investments held in investment company vehicles are recorded at full fair value and are not subject to consolidation guidelines. Under the proposed SOP, non-strategic investments not held in investment companies, which are deemed similar to non-strategic investments held in Citigroup's investment companies, must be accounted for at full fair value in order for Citigroup to retain investment company accounting in the Company's Consolidated Financial Statements. If investment company accounting requirements cannot be met (for example, if we failed to account for similar non-strategic investments at fair value with changes in value recorded in earnings), Citigroup would be required to account for each investment in the investment company under other relevant accounting standards, including consolidation of majority-owned or controlled investees. We believe that Citigroup's consolidation of non-strategic investments would not provide meaningful information and would confuse readers of our financial statements. Therefore, we have utilized the fair value option to migrate the Legg shares from available-for-sale (where changes in fair value are recorded in Accumulated other comprehensive income (loss)) to a full fair value model (where changes in value are recorded in earnings). On a prospective basis, as we acquire non-strategic public or private equity investments, we will consider electing fair value accounting for investments that are similar to those held in our investment companies.

        Prior to the election of fair value option accounting, these shares were classified as available-for-sale securities with the unrealized loss of $232 million as of December 31, 2006 included in Accumulated other comprehensive income (loss). In connection with the Company's adoption of SFAS 159, this unrealized loss was recorded as a reduction of January 1, 2007 retained earnings as part of the cumulative-effect adjustment. We have no intention of selling the Legg shares prior to our previously estimated recovery period. The Legg shares are now included in Trading account assets on Citigroup's Consolidated Balance Sheet. The decrease in market value for the 2007 first quarter of $7 million pretax was reported with Principal transactions in the Company's Consolidated Statement of Income. Dividends are included in Interest revenue.

Selected portfolios of securities purchased under agreements to resell, securities sold under agreements to repurchase, and certain non-collateralized short-term borrowings

        The Company has elected the fair value option for our United States and United Kingdom portfolios of fixed income securities purchased under agreements to resell, and fixed income securities sold under agreements to repurchase (and related non-collateralized short-term borrowings) because these positions are managed on a fair value basis. Specifically, related interest rate risk is managed on a portfolio basis, primarily with derivative instruments that are accounted for at fair value through earnings. Previously, these positions were accounted for on the accrual basis.

        The cumulative effect of $58 million pretax ($37 million after-tax) from adopting the fair value option was recorded as an increase in the January 1, 2007 retained earnings balance. $25 million pretax of that cumulative effect related to securities purchased under agreements to resell, while $40 million pretax related to securities sold under agreements to repurchase, offset by a reduction of $7 million pretax for non-collateralized short-term borrowings. The change in fair value for the first quarter of 2007, a $111 million pretax gain, was recorded in Principal transactions on the Company's Consolidated Statement of Income, $137 million gain related to securities purchased under agreement to resell, offset by a $23 million loss for securities sold under an agreement to repurchase, and a $3 million loss for related non-collateralized short-term borrowings.

        The related interest income and interest expense are measured based on the contractual rates specified in the transactions and are reported as interest revenue and expense in the Consolidated Statement of Income.

        The March 31, 2007 gross balance of $159 billion for securities purchased under agreements to resell and $262 billion for securities sold under agreements to repurchase are included in their respective accounts in the Consolidated Balance Sheet. Furthermore, uncollateralized short-term borrowings of $4 billion are recorded in that account in the Consolidated Balance Sheet.

Selected letters of credit and revolving loans hedged by credit default swaps or participation notes

        The Company has elected fair value option accounting for certain letters of credit that are hedged with derivative instruments or participation notes. Upon electing the fair value option, the related portions of the allowance for loan losses and the allowance for unfunded lending commitments were reversed. Citigroup elected the fair value option for these transactions because the risk is managed on a fair value basis, and to mitigate accounting mismatches

        The cumulative effect of $14 million pretax ($9 million after-tax) from adopting fair value option accounting was recorded as an increase in the January 1, 2007 retained earnings balance. The 2007 first quarter change in fair value for these items was a pretax gain of $1.7 million. This change in fair value as well as the receipt of related fees was reported as Principal transactions in the Company's Consolidated Statement of Income

        The notional amount of these unfunded letters of credit was $1.9 billion as of March 31, 2007. The amount funded was insignificant and, accordingly, no amounts were 90 days past due or on non-accrual status at March 31, 2007.

        These items have been classified in Trading account assets or Trading account liabilities on the Consolidated Balance Sheet.

Various miscellaneous eligible items

        Several miscellaneous eligible items currently classified as available-for-sale securities were selected for fair value option accounting. These items were selected in preparation for the adoption of the Investment Company Audit Guide SOP, as discussed above.

Other items for which the fair value option was selected

        The Company has elected fair value option for the following eligible items, which did not affect opening retained earnings but may impact future earnings:

  •
  Certain loan products

  •
  Certain investments in private equity and real estate ventures

  •
  Certain structured liabilities

  •
  Certain equity-method investments

Certain loan products

        Citigroup has elected the fair value option for certain originated and purchased loans, including certain unfunded loan products, such as guarantees and letters of credit, executed by Citigroup's trading businesses. Significant groups of transactions include loans and unfunded loan products that will either be sold or securitized in the near term, or where the economic risks are hedged with derivative instruments. Citigroup has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex or inappropriate; to align accounting with the transaction's business purpose; and to achieve operational simplifications. Fair value was not elected for most lending transactions across the Company, including where those management objectives would not be met.

        The balances for these loan products, which are classified with Trading account assets or Loans, were $15.7 billion and $1.1 billion as of March 31, 2007, respectively. The aggregate fair value exceeded the aggregate unpaid principal balance by $61 million as of March 31, 2007. $137 million of these loans were 90 days or more past due, while none were on a non-accrual basis. Upon electing the fair value option, the related portion of the Allowance for loan losses was reversed.

        The change in fair value for the selected loans, which was a pretax gain of $247 million during the 2007 first quarter, was recorded in Principal transactions in the Company's Consolidated Statement of Income. $224 million related to those loans classified in Trading account assets and $23 million to those classified in Loans. $185 million of this gain was offset by fair value losses recognized with hedging derivatives, which were primarily total return swaps. Substantially all of the $224 million change in fair value related to loans in Trading account assets is considered to be related to specific credit risk as substantially all of the related loans are floating rate, while none of the $23 million change applicable to those loans classified as such related to specific credit risk.

        Related interest income continues to be measured based on the contractual interest rates and reported as interest income on trading account assets or loans depending on their balance sheet classifications.

Certain investments in private equity and real estate ventures

        Citigroup invests in private equity and real estate ventures for the purpose of earning investment returns and for capital appreciation. The Company has elected the fair value option for certain of these ventures in anticipation of the January 2008 implementation of the Investment Company Audit Guide SOP, because such investments are considered similar to many private equity or hedge fund activities in our investment companies, which are reported at full fair value. See discussion of the SOP above. The fair value option brings consistency in the accounting and evaluation of certain of these investments. As required by SFAS 159, all investments (debt and equity) in such real estate entities are accounted for at fair value.

        These investments, which totaled $288 million as of March 31, 2007, are classified as Investments on Citigroup's Consolidated Balance Sheet. Changes in the fair value of these investments during the 2007 first quarter were classified in Other revenue as a loss of $3 million in the Company's Consolidated Statement of Income.

Certain structured liabilities

        The Company has elected the fair value option for certain structured liabilities whose performance is linked to structured interest rates, inflation or currency risks ("structured liabilities"), but do not qualify for the fair value election under SFAS 155. This election is applicable only to structured liabilities originated after January 1, 2007.

        The Company has elected fair value option for structured liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. These positions will continue to be classified as debt, deposits or derivatives according to their legal structure on the Company's Consolidated Balance Sheet. The outstanding balance for these structured liabilities accounted for under the fair value option, which are classified as long-term debt on the Consolidated Balance Sheet, is $199 million as of March 31, 2007.

        The change in fair value for structured liabilities for which the fair value option has been elected was a pretax gain of $9 million during the 2007 first quarter. This gain was reported in Principal transactions in the Company's Consolidated Statement of Income.

        Related interest expense continues to be measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

        The difference between the aggregate fair value of structured liabilities for which the fair value option has been elected and the aggregate unpaid principal balance of such instruments is $9 million as of March 31, 2007.

Certain equity method investments

        Citigroup adopted fair value accounting for various non-strategic investments in leveraged buyout funds and other hedge funds that previously were required to be accounted for under the equity method. Management elected fair value accounting to reduce operational and accounting complexity, in particular related to the expected implementation of the Investment Company Audit Guide SOP. Because the funds account for all of their underlying assets at full fair value, the impact of applying the equity method to Citigroup's investment in these funds was equivalent to fair value accounting (that is, the net investment in the funds reported on Citigroup's Consolidated Balance Sheet will result in equal fair values for the investment in the fund on the balance sheet. In addition, Citigroup's proportionate share of the net income or loss of each fund reported on Citigroup's Consolidated Statement of Income in each period as equity income recognized under the equity method will equal the mark-to-market earnings on the income statement under fair value accounting). Thus, the fair value election had no impact on opening retained earnings.

        These fund investments, which totaled $961 million, are classified as Other Assets on the Consolidated Balance Sheet. Changes in fair value of these investments during the 2007 first quarter were classified in Other revenue as a pretax gain of $39 million in the Consolidated Statement of Income.

17.   Guarantees

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The following table summarizes at March 31, 2007 and December 31, 2006 all of the Company's guarantees and indemnifications, where management believes the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at March 31, 2007 and December 31, 2006:

	Maximum Potential Amount of Future Payments
In billions of dollars at March 31, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
2007
Financial standby letters of credit	$57.9	$25.7	$83.6	$117.4
Performance guarantees	11.3	4.6	15.9	47.5
Derivative instruments	29.8	982.7	1,012	21,630
Loans sold with recourse	—	1.6	1.6	50.9
Securities lending indemnifications(1)	144.2	—	144.2	—
Credit card merchant processing(1)	54.2	—	54.2	—
Custody indemnifications(1)	—	55.6	55.6	—

Total	$297.4	$1,070.2	$1,367.6	$21,845.8

	Maximum Potential Amount of Future Payments
In billions of dollars at December 31, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
2006
Financial standby letters of credit(2)	$46.7	$25.8	$72.5	$179.3
Performance guarantees(2)	11.2	4.6	15.8	47.2
Derivative instruments	42.0	916.6	958.6	16,836.0
Loans sold with recourse	—	1.6	1.6	51.9
Securities lending indemnifications(1)	110.7	—	110.7	—
Credit card merchant processing(1)	52.3	—	52.3	—
Custody indemnifications(1)	—	54.4	54.4	—

Total	$262.9	$1,003.0	$1,265.9	$17,114.4

(1)
The carrying values of securities lending indemnifications, credit card merchant processing, and custody indemnifications are not material as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant and the carrying amount of the Company's obligations under these guarantees is immaterial.

(2)
Reclassified to conform to the current period's presentation.

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

        The Company's maximum potential contingent liability related to both bankcard and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At March 31, 2007 and December 31, 2006, this maximum potential exposure was estimated to be $54 billion and $52 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure, based on the Company's historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At March 31, 2007 and December 31, 2006, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table above, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Actual losses related to these programs were not material during the first quarters of 2007 and 2006. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At March 31, 2007, the estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2007 and December 31, 2006, related to these indemnifications and they are not included in the table above.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table above and there are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2007 or December 31, 2006 for potential obligations that could arise from the Company's involvement with VTN associations.

        At March 31, 2007 and December 31, 2006, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table above amounted to approximately $22 billion and $17 billion, respectively. The carrying value of derivative instruments is included in either trading liabilities or other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in other liabilities. For loans sold with recourse, the carrying value of the liability is included in other liabilities. In addition, at March 31, 2007 and December 31, 2006, other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1.1 billion, relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $105 billion and $92 billion at March 31, 2007 and December 31, 2006, respectively. Securities and other marketable assets held as collateral amounted to $55 billion and $42 billion and letters of credit in favor of the Company held as collateral amounted to $160 million and $142 million at March 31, 2007 and December 31, 2006, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

18.   Contingencies

        As described in the "Legal Proceedings" discussion on page 122, the Company has been a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

  (i)
  underwritings for, and research coverage of, WorldCom;

  (ii)
  underwritings for Enron and other transactions and activities related to Enron;

  (iii)
  transactions and activities related to research coverage of companies other than WorldCom; and

  (iv)
  transactions and activities related to the IPO Securities Litigation.

        As of March 31, 2007, the Company's litigation reserve for these matters, net of amounts previously paid or not yet paid but committed to be paid in connection with the Enron class action settlement and other settlements arising out of these matters, was approximately $3.2 billion.

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

19.    Citibank, N.A. and Subsidiaries
Statement of Changes in Stockholder's Equity

	Three Months Ended March 31,
In millions of dollars, except shares	2007	2006(1)
Common stock ($20 par value)
Balance, beginning of period — Shares: 37,534,553 in 2007 and 2006	$751	$751

Balance, end of period — Shares: 37,534,553 in 2007 and 2006	$751	$751

Surplus
Balance, beginning of period	$43,753	$37,978
Capital contribution from parent company	2,030	170
Employee benefit plans	11	36
Other	—	4

Balance, end of period	$45,794	$38,188

Retained earnings
Balance, beginning of period	$30,358	$24,062
Adjustment to opening balance, net of tax(2)	(96)	—

Adjusted balance, beginning of period	$30,262	$24,062
Net income	2,155	2,632
Dividends paid	(18)	(1,308)

Balance, end of period	$32,399	$25,386

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(1,709)	$(2,550)
Adjustment to opening balance, net of tax(3)	(1)	—

Adjusted balance, beginning of period	$(1,710)	$(2,550)
Net change in unrealized gains (losses) on investment securities, available-for-sale, net of tax	130	(130)
Net change in foreign currency translation adjustment, net of tax	141	313
Net change for cash flow hedges, net of tax	(270)	144
Pension liability adjustment, net of tax	67	4

Net change in Accumulated other comprehensive income	$68	$331

Balance, end of period	($1,642)	($2,219)

Total stockholder's equity
Balance, beginning of period	$73,153	$60,241
Adjustment to opening balance, net of tax(2) (3)	(97)	—

Adjusted balance, beginning of period	$73,056	$60,241
Changes during the period, net	4,246	1,865

Balance, end of period	$77,302	$62,106

Comprehensive income
Net income	$2,155	$2,632
Net change in Accumulated other comprehensive income (loss)	68	331

Total comprehensive income	$2,223	$2,963

(1)
The March 31, 2006 Statement of Changes in Stockholder's Equity for Citibank, N.A. and Subsidiaries has been restated in accordance with SFAS No. 141, "Business Combinations" (SFAS 141), to reflect the impact of the bank consolidation project in which several affiliates were transferred between Citibank, N.A. and other affiliates under the common control of Citigroup. See Note 20 on page 114 for a full description of the bank consolidation project.

(2)
The adjustment to opening balance for retained earnings is the sum of the after-tax amounts for the adoption of the following accounting pronouncements:

•
SFAS 157 for $9 million,

•
SFAS 159 for $15 million,

•
FSP 13-2 for ($142) million, and

•
FIN 48 for $22 million.

        See Note 1 and Note 16 on pages 85 and 105, respectively.

(3)
The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to several miscellaneous items previously reported in accordance with SFAS 115. The related unrealized gains and losses were reclassified to retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Note 1 and Note 16 on pages 85 and 105 for further discussions.

20.    Condensed Consolidating Financial Statement Schedules

        These condensed consolidating financial statement schedules are presented for purposes of additional analysis but should be considered in relation to the consolidated financial statements of Citigroup taken as a whole.

Bank Consolidation Project

        During 2006, Citigroup began and completed a majority of its bank consolidation project, which called for the merger of its 12 U.S.-insured depository institutions into four, as well as the reorganization of its U.S. mortgage banking business. The first phase of this project was completed in July 2006, when CitiFinancial Credit Company (CCC), an indirect wholly owned subsidiary of Citigroup, transferred its ownership of Citicorp Trust Bank, fsb to Citigroup. The second phase occurred in October 2006, when Citigroup reduced its overall number of U.S.-insured depository institutions from twelve to five. Also during this phase, Citibank, N.A. transferred its investment in Citibank (South Dakota), N.A. (the Company's primary banking entity responsible for U.S. credit card activities) to Citigroup. In addition, a majority of the Company's U.S. consumer mortgage lending activity was consolidated within Citibank, N.A. as Citibank (West), FSB, Citibank Texas, N.A., Citibank, FSB and Citibank Delaware were merged into Citibank, N.A. The final phase of this consolidation project is expected to be completed at a later date with the merger of Citibank (Banamex USA) into Citibank, N.A.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$2,805	$—	$—	$—	$—	$—	$(2,805)	$—
Interest revenue	97	7,282	—	1,524	1,791	18,962	(1,524)	28,132
Interest revenue—intercompany	1,284	295	1,245	37	123	(2,947)	(37)	—
Interest expense	1,790	5,722	891	46	181	8,978	(46)	17,562
Interest expense—intercompany	(13)	1,170	191	496	660	(2,008)	(496)	—

Net interest revenue	$(396)	$685	$163	$1,019	$1,073	$9,045	$(1,019)	$10,570

Commissions and fees	$—	$3,018	$—	$18	$41	$2,714	$(18)	$5,773
Commissions and fees—intercompany	—	25	—	5	5	(30)	(5)	—
Principal transactions	6	895	(128)	—	—	2,224	—	2,997
Principal transactions—intercompany	3	112	1	—	—	(116)	—	—
Other income	26	1,120	52	107	146	4,775	(107)	6,119
Other income—intercompany	41	382	(44)	7	(16)	(363)	(7)	—

Total non-interest revenues	$76	$5,552	$(119)	$137	$176	$9,204	$(137)	$14,889

Total revenues, net of interest expense	$2,485	$6,237	$44	$1,156	$1,249	$18,249	$(3,961)	$25,459

Provisions for credit losses and for benefits and claims	$—	$7	$—	$426	$478	$2,482	$(426)	$2,967

Expenses
Compensation and benefits	$21	$3,613	$—	$160	$214	$4,851	$(160)	$8,699
Compensation and benefits—intercompany	2	—	—	40	41	(43)	(40)	—
Other expense	114	988	—	155	206	5,564	(155)	6,872
Other expense—intercompany	26	425	21	77	95	(567)	(77)	—

Total operating expenses	$163	$5,026	$21	$432	$556	$9,805	$(432)	$15,571

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$2,322	$1,204	$23	$298	$215	$5,962	$(3,103)	$6,921
Income taxes (benefits)	(241)	361	9	106	64	1,669	(106)	1,862
Minority interest, net of taxes	—	—	—	—	—	47	—	47
Equities in undistributed income of subsidiaries	2,449	—	—	—	—	—	(2,449)	—

Income from continuing operations	$5,012	$843	$14	$192	$151	$4,246	$(5,446)	$5,012
Income from discontinued operations, net of taxes	—	—	—	—	—	—	—	—

Net income	$5,012	$843	$14	$192	$151	$4,246	$(5,446)	$5,012

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$2,453	$—	$—	$—	$—	$—	$(2,453)	$—
Interest revenue	91	5,409	—	1,399	1,659	14,714	(1,399)	21,873
Interest revenue—intercompany	927	109	569	(18)	79	(1,684)	18	—
Interest expense	1,329	4,094	428	52	181	6,075	(52)	12,107
Interest expense—intercompany	(33)	561	130	350	524	(1,182)	(350)	—

Net interest revenue	$(278)	$863	$11	$979	$1,033	$8,137	$(979)	$9,766

Commissions and fees	$—	$2,377	$—	$14	$38	$2,773	$(14)	$5,188
Commissions and fees—intercompany	—	77	—	11	11	(88)	(11)	—
Principal transactions	16	1,466	(123)	—	—	758	—	2,117
Principal transactions—intercompany	15	(336)	130	—	—	191	—	—
Other income	503	1,073	65	113	162	3,309	(113)	5,112
Other income—intercompany	(434)	214	(68)	5	3	285	(5)	—

Total non-interest revenues	$100	$4,871	$4	$143	$214	$7,228	$(143)	$12,417

Total revenues, net of interest expense	$2,275	$5,734	$15	$1,122	$1,247	$15,365	$(3,575)	$22,183

Provisions for credit losses and for benefits and claims	$—	$21	$—	$295	$337	$1,315	$(295)	$1,673

Expenses
Compensation and benefits	$(5)	$3,467	$—	$198	$247	$4,554	$(198)	$8,263
Compensation and benefits—intercompany	2	—	—	35	36	(38)	(35)	—
Other expense	36	907	—	149	191	3,961	(149)	5,095
Other expense—intercompany	34	443	20	45	62	(559)	(45)	—

Total operating expenses	$67	$4,817	$20	$427	$536	$7,918	$(427)	$13,358

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$2,208	$896	$(5)	$400	$374	$6,132	$(2,853)	$7,152
Income taxes (benefits)	(206)	265	(2)	125	66	1,414	(125)	1,537
Minority interest, net of taxes	—	—	—	—	—	60	—	60
Equities in undistributed income of subsidiaries	3,225	—	—	—	—	—	(3,225)	—

Income from continuing operations	$5,639	$631	$(3)	$275	$308	$4,658	$(5,953)	$5,555
Income from discontinued operations, net of taxes	—	(6)	—	—	—	90	—	84

Net income	$5,639	$625	$(3)	$275	$308	$4,748	$(5,953)	$5,639

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Assets
Cash and due from banks	$—	$4,206	$17	$184	$286	$19,912	$(184)	$24,421
Cash and due from banks—intercompany	29	534	—	147	157	(720)	(147)	—
Federal funds sold and resale agreements	—	292,729	—	—	—	11,196	—	303,925
Federal funds sold and resale agreements—intercompany	—	9,124	—	—	—	(9,124)	—	—
Trading account assets	37	342,504	—	—	37	117,487	—	460,065
Trading account assets—intercompany	352	6,755	766	—	8	(7,881)	—	—
Investments	8,604	—	—	2,348	2,883	275,080	(2,348)	286,567
Loans, net of unearned income	—	945	—	44,900	53,765	638,634	(44,900)	693,344
Loans, net of unearned income—intercompany	—	—	35,623	7,996	10,234	(45,857)	(7,996)	—
Allowance for loan losses	—	(63)	—	(959)	(1,106)	(8,341)	959	(9,510)

Total loans, net	$—	$882	$35,623	$51,937	$62,893	$584,436	$(51,937)	$683,834
Advances to subsidiaries	94,225	—	—	—	—	(94,225)	—	—
Investments in subsidiaries	151,077	—	—	—	—	—	(151,077)	—
Other assets	8,770	70,692	59	5,193	6,702	175,931	(5,193)	262,154
Other assets—intercompany	4,461	15,091	62,415	270	392	(82,359)	(270)	—

Total assets	$267,555	$742,517	$98,880	$60,079	$73,358	$989,733	$(211,156)	$2,020,966

Liabilities and stockholders' equity
Deposits	$—	$—	$—	$—	$—	$738,521	$—	$738,521
Federal funds purchased and securities loaned or sold	—	347,232	—	—	—	46,438	—	393,670
Federal funds purchased and securities loaned or sold—intercompany	1,624	3,454	—	—	—	(5,078)	—	—
Trading account liabilities	5	131,093	196	—	—	42,608	—	173,902
Trading account liabilities—intercompany	90	3,081	222	—	—	(3,393)	—	—
Short-term borrowings	28	18,997	41,681	266	1,196	49,277	(266)	111,179
Short-term borrowings—intercompany	—	59,595	28,458	10,526	27,054	(115,107)	(10,526)	—
Long-term debt	134,915	28,419	24,465	2,776	13,422	109,547	(2,776)	310,768
Long-term debt—intercompany	30	26,170	2,106	33,258	22,298	(50,604)	(33,258)	—
Advances from subsidiaries	528	—	—	—	—	(528)	—	—
Other liabilities	7,013	96,796	121	1,892	1,665	65,248	(1,892)	170,843
Other liabilities—intercompany	1,239	7,772	207	438	231	(9,449)	(438)	—
Stockholders' equity	122,083	19,908	1,424	10,923	7,492	122,253	(162,000)	122,083

Total liabilities and stockholders' equity	$267,555	$742,517	$98,880	$60,079	$73,358	$989,733	$(211,156)	$2,020,966

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Assets
Cash and due from banks	$—	$3,752	$—	$216	$313	$22,449	$(216)	$26,514
Cash and due from banks—intercompany	21	669	—	172	190	(880)	(172)	—
Federal funds sold and resale agreements	—	269,949	—	—	—	12,868	—	282,817
Federal funds sold and resale agreements—intercompany	—	5,720	—	—	—	(5,720)	—	—
Trading account assets	38	281,290	—	—	36	112,561	—	393,925
Trading account assets—intercompany	224	6,257	1	—	9	(6,491)	—	—
Investments	9,088	—	—	2,290	2,808	261,695	(2,290)	273,591
Loans, net of unearned income	—	932	—	44,809	53,614	624,646	(44,809)	679,192
Loans, net of unearned income—Intercompany	—	—	36,206	8,116	11,234	(47,440)	(8,116)	—
Allowance for loan losses	—	(60)	—	(954)	(1,099)	(7,781)	954	(8,940)

Total loans, net	$—	$872	$36,206	$51,971	$63,749	$569,425	$(51,971)	$670,252
Advances to subsidiaries	90,112	—	—	—	—	(90,112)	—	—
Investments in subsidiaries	146,904	—	—	—	—	—	(146,904)	—
Other assets	8,234	66,761	552	4,708	6,208	155,464	(4,708)	237,219
Other assets—intercompany	2,969	16,153	51,343	260	388	(70,853)	(260)	—

Total assets	$257,590	$651,423	$88,102	$59,617	$73,701	$960,406	$(206,521)	$1,884,318

Liabilities and stockholders' equity
Deposits	$—	$—	$—	$—	$—	$712,041	$—	$712,041
Federal funds purchased and securities loaned or sold	—	304,470	—	—	—	44,765	—	349,235
Federal funds purchased and securities loaned or sold—intercompany	1,910	2,283	—	—	—	(4,193)	—	—
Trading account liabilities	5	106,174	51	—	—	39,657	—	145,887
Trading account liabilities—Intercompany	128	2,829	93	—	—	(3,050)	—	—
Short-term borrowings	32	14,102	43,345	1,201	3,137	40,217	(1,201)	100,833
Short-term borrowings—intercompany	—	47,178	22,494	9,739	24,130	(93,802)	(9,739)	—
Long-term debt	125,350	28,719	18,847	2,904	13,222	102,356	(2,904)	288,494
Long-term debt—intercompany	399	24,038	1,644	33,050	24,349	(50,430)	(33,050)	—
Advances from subsidiaries	2,565	—	—	—	—	(2,565)	—	—
Other liabilities	6,246	95,113	139	1,362	1,194	65,353	(1,362)	168,045
Other liabilities—intercompany	1,172	6,498	179	628	334	(8,183)	(628)	—
Stockholders' equity	119,783	20,019	1,310	10,733	7,335	118,240	(157,637)	119,783

Total liabilities and stockholders' equity	$257,590	$651,423	$88,102	$59,617	$73,701	$960,406	$(206,521)	$1,884,318

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities of continuing operations	$849	$(17,858)	$73	$710	$1,255	$(2,736)	$(710)	$(18,417)

Cash flows from investing activities
Change in loans	$—	$(13)	$—	$(769)	$(883)	$(71,517)	$769	$(72,413)
Proceeds from sales and securitizations of loans	—	—	—	—	—	61,333	—	61,333
Purchases of investments	(4,147)	—	—	(173)	(401)	(76,681)	173	(81,229)
Proceeds from sales of investments	1,688	—	—	50	121	37,208	(50)	39,017
Proceeds from maturities of investments	2,966	—	—	71	218	31,209	(71)	34,393
Changes in investments and advances—intercompany	(4,113)	—	(10,537)	121	606	14,044	(121)	—
Business acquisitions	—	—	—	—	—	(2,353)	—	(2,353)
Other investing activities	—	1,757	—	—	—	(4,409)	—	(2,652)

Net cash (used in) provided by investing activities	$(3,606)	$1,744	$(10,537)	$(700)	$(339)	$(11,166)	$700	$(23,904)

Cash flows from financing activities
Dividends paid	$(2,698)	$—	$—	$—	$—	$—	$—	$(2,698)
Dividends paid—intercompany	—	(1,036)	—	—	—	1,036	—	—
Issuance of common stock	394	—	—	—	—	—	—	394
Treasury stock acquired	(645)	—	—	—	—	—	—	(645)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	8,943	(1,967)	6,080	(128)	195	(3,884)	128	9,367
Proceeds/(Repayments) from issuance of long-term debt—intercompany, net	(369)	2,124	—	208	(2,051)	296	(208)	—
Change in deposits	—	—	—	—	—	24,902	—	24,902
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(4)	4,895	(2,019)	(934)	(1,941)	8,787	934	9,718
Net change in short-term borrowings and other advances—intercompany	(2,037)	12,417	6,320	787	2,821	(19,521)	(787)	—
Capital contributions from parent	—	—	100	—	—	(100)	—	—
Other financing activities	(819)	—	—	—	—	—	—	(819)

Net cash provided by (used in) financing activities	$2,765	$16,433	$10,481	$(67)	$(976)	$11,516	$67	$40,219

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$9	$—	$9

Net increase (decrease) in cash and due from banks	$8	$319	$17	$(57)	$(60)	$(2,377)	$57	$(2,093)
Cash and due from banks at beginning of period	21	4,421	—	388	503	21,569	(388)	26,514

Cash and due from banks at end of period from continuing operations	$29	$4,740	$17	$331	$443	$19,192	$(331)	$24,421

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(61)	$644	$(20)	$34	$25	$1,238	$(34)	$1,826
Interest	1,718	6,921	1,078	738	116	5,499	(738)	15,332
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$308	$315	$138	$(308)	$453

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities of continuing operations	$1,781	$4,101	$(103)	$897	$1,591	$(4,200)	$(897)	$3,170

Cash flows from investing activities
Change in loans	$—	$(97)	$—	$300	$357	$(86,080)	$(300)	$(85,820)
Proceeds from sales and securitizations of loans	—	—	—	—	—	63,397	—	63,397
Purchases of investments	(8,136)	—	—	(2,054)	(2,630)	(52,659)	2,054	(63,425)
Proceeds from sales of investments	520	—	—	341	542	16,382	(341)	17,444
Proceeds from maturities of investments	6,000	—	—	1,634	2,083	24,319	(1,634)	32,402
Changes in investments and advances—intercompany	(2,509)	—	(3,234)	7	345	5,398	(7)	—
Business acquisitions	—	(9)	—	—	—	9	—	—
Other investing activities	—	(481)	—	—	—	(1,488)	—	(1,969)

Net cash (used in) provided by investing activities	$(4,125)	$(587)	$(3,234)	$228	$697	$(30,722)	$(228)	$(37,971)

Cash flows from financing activities
Dividends paid	$(2,491)	$—	$—	$—	$—	$—	$—	$(2,491)
Dividends paid-intercompany	—	(620)	—	—	(35)	655	—	—
Issuance of common stock	258	—	—	—	—	—	—	258
Redemption or retirement of preferred stock	(125)	—	—	—	—	—	—	(125)
Treasury stock acquired	(2,000)	—	—	—	—	—	—	(2,000)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	6,222	(4,353)	5,126	(119)	(114)	3,734	119	10,615
Proceeds/(Repayments) from issuance of long-term debt—intercompany, net	516	1,725	—	(420)	(1,398)	(843)	420	—
Change in deposits	—	—	—	(1)	—	35,530	1	35,530
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(1)	(2,457)	(7,766)	(1,520)	(1,208)	2,632	1,520	(8,800)
Net change in short-term borrowings and other advances—intercompany	397	1,700	5,495	767	343	(7,935)	(767)	—
Capital contributions from parent	—	—	482	108	35	(517)	(108)	—
Other financing activities	(569)	—	—	1	1	(1)	(1)	(569)

Net cash provided by (used in) financing activities	$2,207	$(4,005)	$3,337	$(1,184)	$(2,376)	$33,255	$1,184	$32,418

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$162	$—	$162

Net decrease in cash and due from banks	$(137)	$(491)	$—	$(59)	$(88)	$(1,505)	$59	$(2,221)
Cash and due from banks at beginning of period	247	3,913	1	687	876	18,595	(687)	23,632

Cash and due from banks at end of period from continuing operations	$110	$3,422	$1	$628	$788	$17,090	$(628)	$21,411

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$33	$1,526	$—	$(23)	$(10)	$(532)	$23	$1,017
Interest	1,206	4,478	524	167	122	4,820	(167)	11,150
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$278	$284	$74	$(278)	$358

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Enron Corp.

        Following the decision of the Court of Appeals for the Fifth Circuit on March 19, 2007, reversing the District Court's certification of a class in NEWBY, et al. v. ENRON CORP., et al., the District Court, on March 20, 2007, stayed all actions coordinated or consolidated with NEWBY in which plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 against financial institutions.

Research

  Telecommunications Research Class Actions.

        On March 23, 2007, the District Court approved Citigroup's settlement of a putative class action, LOS ANGELES CITY EMPLOYEES RETIREMENT ASSOCIATION v. CITIGROUP, which asserted claims under the Securities Exchange Act of 1934 concerning Salomon Smith Barney's equity research coverage of Focal Communications.

  Customer Class Actions.

        In DISHER V. CITIGROUP GLOBAL MARKETS INC., on March 2, 2007, the District Court vacated its 2005 order dismissing the case and remanded the action to Illinois state court.

Parmalat

        On March 9, 2007, the New Jersey Superior Court, Appellate Division, denied Citigroup's motion for leave to appeal the denial of its renewed motion to dismiss the complaint in BONDI V. CITIGROUP on the ground of forum non conveniens. On March 26, 2007, Citigroup filed a motion for leave to appeal with the New Jersey Supreme Court; that motion is pending.

IPO Securities Litigation

        On April 6, 2007, the Second Circuit panel that reversed the district court's class certification decision denied plaintiffs' petition for rehearing. The companion petition for rehearing en banc remains pending before the Second Circuit.

Other

        In IN RE: CITIGROUP PENSION PLAN ERISA LITIGATION, on April 4, 2007, the District Court denied defendants' motion for entry of a partial final judgment, for permission to file an interlocutory appeal from the summary judgment order, and for a stay of proceedings.

        In CARROLL v. WEILL, ET AL., the New York Supreme Court held fairness hearings on the proposed settlement on February 28 and March 1, 2007.

Item 1A. Risk Factors

        There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Share Repurchases

        Under its long-standing repurchase program (which was expanded by $10 billion in the 2006 second quarter as noted below), the Company buys back common shares in the market or otherwise from time to time. The program is used for many purposes, including to offset dilution from stock-based compensation programs.

        The following table summarizes the Company's share repurchases during the first three months of 2007:

In millions, except per share amounts	Total Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
January 2007
Open market repurchases(1)	2.9	$54.49	$7,254
Employee transactions(2)	6.8	$54.53	N/A
February 2007
Open market repurchases	7.3	$53.71	$6,860
Employee transactions	0.4	$54.29	N/A
March 2007
Open market repurchases	1.9	$50.29	$6,767
Employee transactions	0.9	$54.76	N/A

First Quarter 2007
Open market repurchases	12.1	$53.37	$6,767
Employee transactions	8.1	$54.55	N/A

Total First Quarter 2007	20.2	$53.85	$6,767

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

N/A Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Citigroup's Annual Meeting of Stockholders was held on April 17, 2007. At the meeting:

  (1)
  14 persons were elected to serve as directors of Citigroup;

  (2)
  the selection of KPMG LLP to serve as the independent registered public accounting firm of Citigroup for 2007 was ratified;

  (3)
  a stockholder proposal requesting a report on prior governmental service of certain individuals was defeated;

  (4)
  a stockholder proposal requesting a report on political contributions was defeated;

  (5)
  a stockholder proposal requesting a report on charitable contributions was defeated;

  (6)
  a stockholder proposal requesting an advisory resolution to ratify executive compensation was defeated;

  (7)
  a stockholder proposal requesting that the Chairman of the Board have no management duties, titles or responsibilities was defeated;

  (8)
  a stockholder proposal requesting cumulative voting was defeated; and

  (9)
  a stockholder proposal requesting that stockholders have the right to call special shareholder meetings was approved.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
(1) Election of Directors:
NOMINEE
C. Michael Armstrong	4,150,454,249	120,163,488	46,861,332
Alain J.P. Belda	4,160,910,252	109,707,763	46,866,535
George David	4,202,727,104	67,919,899	46,837,554
Kenneth T. Derr	4,134,957,833	162,251,923	20,274,788
John M. Deutch	4,152,146,631	117,721,359	47,616,561
Roberto Hernández Ramirez	4,169,798,806	100,482,090	47,203,847
Klaus Kleinfeld	4,175,239,630	95,279,329	46,965,638
Andrew N. Liveris	4,202,761,803	67,658,587	47,064,399
Anne Mulcahy	4,177,473,457	94,917,447	45,093,864
Richard D. Parsons	4,005,464,792	266,702,615	45,319,797
Charles Prince	4,119,288,816	152,244,657	45,951,307
Judith Rodin	4,195,276,630	75,715,601	46,492,549
Robert E. Rubin	4,165,193,389	109,962,087	42,327,965
Franklin A. Thomas	4,156,669,331	112,119,979	48,689,224
(2) Ratification of Independent Registered Public Accounting Firm	4,172,091,417	107,811,429	37,583,440
(3) Stockholder Proposal Requesting a Report on Prior Governmental Service of Certain Individuals	171,435,798	2,826,567,343	479,202,952	840,272,976
(4) Stockholder Proposal Requesting a Report on Political Contributions	875,138,389	2,008,231,317	593,887,347	840,222,016

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
(5) Stockholder Proposal Requesting a Report on Charitable Contributions	264,111,642	2,677,424,647	535,670,167	840,272,613
(6) Stockholder Proposal Requesting an Advisory Resolution to Ratify Executive Compensation	1,474,115,104	1,713,686,408	238,551,235	891,126,322
(7) Stockholder Proposal Requesting that the Chairman of the Board Have no Management Duties, Titles or Responsibilities	716,308,894	2,709,442,838	51,502,618	840,224,719
(8) Stockholder Proposal Requesting Cumulative Voting	622,349,193	2,800,531,750	54,388,525	840,209,601
(9) Stockholder Proposal Requesting that Stockholders Have the Right to Call Special Shareholder Meetings	2,071,546,407	1,245,612,951	160,087,812	840,231,899

Item 6. Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of May, 2007.

CITIGROUP INC. (Registrant)
By	/s/ GARY CRITTENDEN Gary Crittenden Chief Financial Officer (Principal Financial Officer)
By	/s/ JOHN C. GERSPACH John C. Gerspach Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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
3.02	By-Laws of the Company, as amended, effective January 17, 2007, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 19, 2007 (File No. 1-9924).
10.01+	Letter Agreement, dated as of February 23, 2007, between the Company and Gary Crittenden.
12.01+	Calculation of Ratio of Income to Fixed Charges.
12.02+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01+	Residual Value Obligation Certificate.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+    Filed herewith

QuickLinks

Citigroup Inc.
TABLE OF CONTENTS
(THIS PAGE INTENTIONALLY LEFT BLANK)
Citigroup Inc.
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX