Form 10-Q
period 2007-06-30
CITIGROUP INC
filed 2007-08-03
CIK 831001

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	(Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common stock outstanding as of June 30, 2007:  4,974,552,734

Available on the Web at www.citigroup.com

Citigroup Inc.

TABLE OF CONTENTS

Part I-Financial Information

		Page No.
Item 1.	Financial Statements:

	Consolidated Statement of Income (Unaudited)—Three and Six Months Ended June 30, 2007 and 2006	46

	Consolidated Balance Sheet—June 30, 2007 (Unaudited) and December 31, 2006	47

	Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)—Six Months Ended June 30, 2007 and 2006	48

	Consolidated Statement of Cash Flows (Unaudited)—Six Months Ended June 30, 2007 and 2006	49

	Consolidated Balance Sheet—Citibank, N.A. and Subsidiaries June 30, 2007 (Unaudited) and December 31, 2006	50

	Notes to Consolidated Financial Statements (Unaudited)	51

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4–44

	Summary of Selected Financial Data	4
	Second Quarter of 2007 Management Summary	5
	Events in 2007 and 2006	6
	Segment, Product and Regional Net Income and Net Revenues	8–11
	Business Segments	12
	Risk Management	28
	Interest Revenue/Expense and Yields	30
	Capital Resources and Liquidity	38
	Off-Balance Sheet Arrangements	42
	Forward-Looking Statements	44
	Business Segments	55

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
		57–59
		69–71

Item 4.	Controls and Procedures	44

Part II-Other Information

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

The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Some of the Company’s subsidiaries are subject to supervision and examination by their respective federal, state and foreign authorities.

This quarterly report on Form 10-Q should be read in conjunction with Citigroup’s 2006 Annual Report on Form 10-K.  Additional financial, statistical, and business-related information, as well as business and segment trends, is included in a Financial Supplement that was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on July 20, 2007.

The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043.  The telephone number is 212 559 1000.  Additional information about Citigroup is available on the Company’s Web site at www.citigroup.com. Citigroup’s annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to these reports are available free of charge through the Company’s web site by clicking on the “Investor Relations” page and selecting “SEC Filings.” The SEC’s web site contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

Citigroup is managed along the following segment and product lines:

CITIGROUP SEGMENTS AND PRODUCTS

Global Consumer Group	Markets & Banking	Global Wealth Management	Alternative Investments	Corporate / Other

•  Securities and Banking

- Investment banking

- Debt and equity markets

- Lending

•  Transaction Services

- Cash management

- Trade services

- Custody and fund services

- Clearing services

- Agency/trust services

		• Smith Barney - Advisory - Financial planning - Brokerage • Private Bank - Wealth management services • Citigroup Investment Research - Equity and fixed income research	- Private equity - Hedge funds - Real estate - Structured products - Managed futures	- Treasury - Operations and technology - Corporate expenses - Discontinued operations

U.S

•  Cards

- MasterCard, VISA, Diners Club, private label and Amex

•  Consumer Lending

- Real estate lending

- Student loans

- Auto loans

•  Retail Distribution

- Citibank branches

- CitiFinancial branches

- Primerica Financial Services

•  Commercial Business

- Small and middle market commercial banking

International

•  Cards

- MasterCard, VISA,Diners Club and private label

•  Consumer Finance

- Real estate lending

- Personal loans

- Auto loans

•  Retail Banking

- Retail bank branches

- Small and middle market commercial banking

- Investment services

- Retirement services

- Real estate lending

- Personal loans

- Sales finance

The following are the six regions in which Citigroup operates.  The regional results are fully reflected in the product results.

CITIGROUP REGIONS

United States (1) (U.S.)	Mexico	Europe, Middle East & Africa (EMEA)	Japan	Asia (excl. Japan)	Latin America

(1)   Disclosure includes Canada and Puerto Rico.

CITIGROUP INC. AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL DATA

In millions of dollars,	Three Months Ended June 30,	%	Six Months Ended June 30,	%
except per share amounts	2007	2006	Change	2007	2006	Change
Net interest revenue	$11,426	$9,855	16%	$21,996	$19,621	12%
Non-interest revenue	15,204	12,327	23	30,093	24,744	22
Revenues, net of interest expense	$26,630	$22,182	20%	$52,089	$44,365	17%
Restructuring expense	63	—	—	1,440	—	—
Other operating expenses	14,792	12,769	16	28,986	26,127	11
Provisions for credit losses and for benefits and claims	2,717	1,817	50	5,684	3,490	63
Income from continuing operations before taxes and minority interest	$9,058	$7,596	19%	$15,979	$14,748	8%
Income taxes	2,709	2,303	18	4,571	3,840	19
Minority interest, net of taxes	123	31	NM	170	91	87
Income from continuing operations	$6,226	$5,262	18%	$11,238	$10,817	4%
Income from discontinued operations, net of taxes(1)	—	3	(100)	—	87	(100)
Net Income	$6,226	$5,265	18%	$11,238	$10,904	3%
Earnings per share
Basic:
Income from continuing operations	$1.27	$1.07	19%	$2.29	$2.20	4%
Net income	1.27	1.07	19	2.29	2.21	4
Diluted:
Income from continuing operations	1.24	1.05	18	2.25	2.16	4
Net income	1.24	1.05	18	2.25	2.17	4
Dividends declared per common share	$0.54	$0.49	10	$1.08	$0.98	10
At June 30:
Total assets	$2,220,866	$1,626,551	37%
Total deposits	771,761	645,805	20
Long-term debt	340,077	239,557	42
Mandatorily redeemable securities of subsidiary trusts	10,095	6,572	54
Common stockholders’ equity	127,154	114,428	11
Total stockholders’ equity	127,754	115,428	11
Ratios:
Return on common stockholders’ equity(2)	20.1%	18.6%	18.6%	19.5%
Return on risk capital(3)	35%	38%	33%	39%
Return on invested capital(3)	20%	19%	19%	20%
Tier 1 Capital	7.91%	8.51%
Total Capital	11.23	11.68
Leverage(4)	4.37	5.19
Common stockholders’ equity to assets	5.73%	7.04%
Dividend payout ratio(5)	43.5%	46.7%	48.0%	45.2%
Ratio of earnings to fixed charges and preferred stock dividends	1.47	x	1.55x	1.43	x	1.56	x

(1)          Discontinued operations relates to residual items from the Company’s sale of Travelers Life & Annuity, which closed during the 2005 third quarter, and the Company’s sale of substantially all of its Asset Management Business, which closed during the 2005 fourth quarter.  See Note 2 on page 53.

(2)          The return on average common stockholders’ equity is calculated using net income minus preferred stock dividends.

(3)          Risk capital is a measure of risk levels and the trade-off of risk and return. It is defined as the amount of capital required to absorb potential unexpected economic losses resulting from extremely severe events over a one-year time period. Return on risk capital is calculated as annualized income from continuing operations divided by average risk capital. Invested capital is defined as risk capital plus goodwill and intangible assets excluding mortgage servicing rights (which are a component of risk capital). Return on invested capital is calculated using income adjusted to exclude a net internal charge Citigroup levies on the goodwill and intangible assets of each business offset by each business’ share of the rebate of the goodwill and intangible asset charge. Return on risk capital and return on invested capital are non-GAAP performance measures; because they are measures of risk with no basis in GAAP, there is no comparable GAAP measure to which they can be reconciled. Management uses return on risk capital to assess businesses’ operational performance and to allocate Citigroup’s balance sheet and risk capital capacity. Return on invested capital is used to assess returns on potential acquisitions and to compare long-term performance of businesses with differing proportions of organic and acquired growth. See page 24 for a further discussion of risk capital.

(4)          Tier 1 Capital divided by adjusted average assets.

(5)          Dividends declared per common share as a percentage of net income per diluted share.

NM   Not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS

SECOND QUARTER 2007

MANAGEMENT SUMMARY

Income from continuing operations rose 18% to $6.226 billion and was the highest ever recorded by the Company.  Diluted EPS from continuing operations was also up 18%.

Revenues were a record $26.6 billion, up 20% from a year ago, led by Markets & Banking, up 33%.   Our international operations recorded revenue growth of 34% in the quarter, with International Consumer up 16%, International Markets & Banking up 50%, and International Global Wealth Management more than doubling.  U.S. Consumer revenues grew 3%, while Alternative Investments revenues grew 77%.  Acquisitions represented approximately 4% of the revenue growth.

Customer volume growth was strong, with average loans up 16%, average deposits up 20%, and average interest-earning assets up 32%.  International Cards purchase sales were up 31%, while U.S. Cards sales were up 6%.  In Global Wealth Management, client assets under fee-based management were up 40% from year-ago levels, and client assets in Alternative Investments grew 55%.  Branch activity included the opening or acquisition of 160 new branches during the quarter (136 internationally and 24 in the U.S.).

Ten international acquisitions since October of 2006 have been announced, consistent with our efforts to drive growth through a balance of organic investment and targeted acquisitions, and to expand our international franchise.  We increased our ownership of Nikko Cordial Corporation to 68% during the second quarter of 2007.  Nikko Cordial financial results are now consolidated in Citigroup’s consolidated financial statements.

International businesses contributed 49% of the Company’s revenue in the second quarter of 2007 and 50% of income, up from 43% and 43%, respectively, a year ago.  Income and revenue were diversified by segment, product and region.

Net interest revenue increased 16% from last year reflecting volume increases across all products.  Net interest margin in the second quarter of 2007 was 2.40%, down 33 basis points from the second quarter of 2006, as lower funding costs were offset by growth in lower-yielding assets in our trading businesses and assets from the Nikko acquisition (see discussion of net interest margin on page 30).

Operating expenses increased 16% from the second quarter of 2006 driven by increased business volumes and acquisitions (which contributed 4%).  Expense growth was partially offset by savings from our Structural Expense Initiatives and the release of $300 million of litigation reserves reflecting our continued progress in favorably resolving WorldCom/Research Litigation matters.  The relationship between revenue growth and expense growth continued to improve during the quarter with positive operating leverage of 4%.

Credit costs increased $934 million or 59%, primarily driven by an increase in net credit losses of $259 million and a net charge of $465 million to increase loan loss reserves.  The $465 million net charge compares to a net reserve release of $210 million in the prior-year period.  The build in U.S. Consumer was primarily due to increased reserves to reflect: higher delinquencies in second mortgages in U.S. ConsumerLending, a change in estimate of loan losses inherent in the U.S. Cards portfolio, and portfolio growth.  The increase in International Consumer primarily reflected portfolio growth, an increase in past due accounts and portfolio seasoning in Mexico cards, higher net credit losses in Japan consumer finance, and the impact of recent acquisitions. The Global Consumer loss rate was 1.56%, an 8 basis-point increase from the second quarter of 2006.  Corporate cash-basis loans declined 25% from year-ago levels to $599 million.

The effective tax rate was 29.9% in the second quarter of 2007, reflecting $96 million in tax benefits due to the initial application under APB 23 relating to certain foreign subsidiaries’ ability to indefinitely reinvest their earnings abroad.  The effective tax rate in the second quarter of 2006 was 30.3%

Our stockholders’ equity and trust preferred securities grew to $137.8 billion at June 30, 2007.  Stockholders’ equity increased by $5.7 billion during the quarter to $127.8 billion. We distributed $2.7 billion in dividends to shareholders.  Return on common equity was 20.1% for the quarter.  Citigroup maintained its “well-capitalized” position with a Tier 1 Capital Ratio of 7.91% at June 30, 2007.

We made good progress on our 2007 priorities: growing U.S. consumer, reweighting our business toward International Consumer, Markets & Banking and Global Wealth Management, expense management, and credit management.  We expect that operating expenses, credit costs and income taxes in the third quarter of 2007 will have challenging comparisons to the third quarter of 2006.  The challenging comparison is due to an unusually low level of operating expenses and certain tax benefits recorded in the third quarter of 2006, as well as the expectation that the consumer credit environment will continue to deteriorate in the second half of 2007 causing higher credit costs.

So far in the third quarter of 2007, we have continued to experience an increased level of delinquencies in our consumer mortgage portfolio, and some fixed income securities have experienced meaningful price deterioration due to a widening of credit spreads. This credit spread widening has negatively affected the valuation of certain fixed income securities that the Company holds and may affect the sale of certain debt financing commitments that the Company has with clients. See additional discussion on pages 18, 19 and 26.

Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See “Forward-Looking Statements” on page 44.

EVENTS IN 2007 AND 2006

Certain of the following statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See “Forward-Looking Statements” on page 44.  Additional information regarding “Events in 2007 and 2006” is available in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and Annual Report on Form 10-K for the year ended December 31, 2006.

Nikko Cordial

On May 9, 2007, Citigroup completed its successful tender offer to become the majority shareholder of Nikko Cordial Corporation in Japan.  Approximately 56% of Nikko’s shares were acquired in the tender offer for a total cost of approximately $7.7 billion, bringing Citigroup’s aggregate ownership stake in Nikko to approximately 61%.  Citigroup later acquired additional Nikko shares to bring its aggregate ownership stake in Nikko to approximately 68% at June 30, 2007.  At June 30, 2007, Citigroup consolidated Nikko Cordial financial results including the appropriate Minority Interest.  Results for Nikko are included from May 9, 2007 forward.

Credit Reserves

During the second quarter of 2007, the Company recorded a net build of $465 million to its credit reserves, consisting of a net build of $491 million in Global Consumer and a net release/utilization of $26 million in Markets & Banking.

The build of $491 million in Global Consumer was primarily due to increased reserves to reflect: increased delinquencies in second mortgages in U.S. Consumer Lending; a change in estimate of loan losses inherent in the U.S. Cards portfolio; an increase in past due accounts and portfolio seasoning in Mexico cards; the impact of recent acquisitions; and overall growth in the portfolio.

The net build to its credit reserves in the second quarter of 2007 compares to the second quarter of 2006 net release/ utilization of $210 million, which consisted of a net release/ utilization of $328 million in Global Consumer and Global Wealth Management, and a net build of $118 million in Markets & Banking.

Acquisition of Grupo Cuscatlan

On May 11, 2007, Citigroup completed the acquisition of the subsidiaries of Grupo Cuscatlan for $1.51 billion ($755 million in cash and 14.2 million Citigroup shares) from Corporacion UBC Internacional S.A. Grupo Cuscatlan is one of the leading financial groups in Central America, with assets of $5.4 billion, loans of $3.5 billion, and deposits of $3.4 billion.  Grupo Cuscatlan has operations in El Salvador, Guatemala, Costa Rica, Honduras and Panamá.  The results of Grupo Cuscatlan are included from May 11, 2007 forward and are recorded in International Retail Banking.

Acquisition of Egg

On May 1, 2007, Citigroup completed its acquisition of Egg Banking plc (Egg), the world’s largest pure online bank and one of the U.K.’s leading online financial services providers, from Prudential PLC for approximately $1.15 billion.  Egg has more than three million customers and offers various financial products and services including online payment and account aggregation services, credit cards, personal loans, savings accounts, mortgages, insurance and investments.

Acquisition of Bisys

On August 1, 2007, the Company completed its acquisition of Bisys Group, Inc. (Bisys) for $1.44 billion in cash.  In addition, Bisys’ shareholders will receive $18.2 million in the form of a special dividend paid by Bisys.  Citigroup completed the sale of the Retirement and Insurance Services Divisions of Bisys to affiliates of J.C. Flowers & Co. LLC, making the net cost of the transaction to Citigroup approximately $800 million. Citigroup will retain the Fund Services and Alternative Investment services businesses of Bisys which provides administrative services for hedge funds, mutual funds and private equity funds.  Bisys will be included within Citigroup’s Transaction Services business.

Acquisition of Old Lane Partners, L.P.

On July 2, 2007, the Company completed the acquisition of Old Lane Partners, L.P. and Old Lane Partners, GP, LLC (Old Lane).  Old Lane is the manager of a global, multi-strategy hedge fund and a private equity fund with total assets under management and private equity commitments of approximately $4.5 billion.  Old Lane will operate as part of Alternative Investments (AI), Citigroup’s integrated alternative investments platform.  Old Lane’s Vikram Pandit became the Chief Executive Officer of AI.

Agreement to Establish Partnership with Quiñenco—Banco de Chile

On July 19, 2007, Citigroup and Quiñenco entered into a definitive agreement to establish a strategic partnership that combines Citi operations in Chile with Banco de Chile’s local banking franchise to create a banking and financial services institution with about 20% market share of the Chilean banking industry.

Under the agreement, Citi will initially acquire an approximate 32.96% stake in LQIF, a wholly owned subsidiary of Quiñenco that will then hold 57.1% of the voting rights and a 37.8% economic interest in Banco de Chile.  In the initial phase, Citi will contribute Citi Chile and other assets (in cash or other businesses) for a total investment valued at $893 million.  As part of the overall transaction, Citi will also acquire the U.S. businesses of Banco de Chile for approximately $130 million.  Citi has the option to acquire an additional 17.04% stake in LQIF for approximately $900 million within three years.  The new partnership calls for active participation by Citi in management of Banco de Chile, including board representation at both LQIF and Banco de Chile.

The transaction is expected to close in the first quarter of 2008, and is subject to customary regulatory reviews.

Acquisition of Automated Trading Desk

On July 2, 2007, Citigroup announced the agreement to acquire Automated Trading Desk (ATD), a leader in electronic market making and proprietary trading, for approximately $680 million ($102.6 million in cash and approximately 11.12 million shares of Citigroup stock).  ATD will operate as a unit of Citigroup’s Global Equities business, adding a network of broker/dealer customers to Citigroup’s diverse base of institutional, broker/dealer and retail customers. The transaction is subject to regulatory approval and is expected to close in the third quarter of 2007.

Acquisition of Bank of Overseas Chinese

On April 9, 2007, Citigroup announced the agreement to acquire 100% of Bank of Overseas Chinese (BOOC) in Taiwan for approximately $427 million, subject to certain closing adjustments.  BOOC offers a broad suite of corporate banking, consumer and wealth management products and services to more than one million clients through 55 branches in Taiwan.

This transaction will strengthen Citigroup’s presence in Asia making it the largest international bank and 13th largest by total assets among all domestic Taiwan banks.  Citigroup’s acquisition of BOOC is subject to shareholder and U.S. and Taiwanese regulatory approvals and is expected to close during the second half of 2007.

Redecard IPO

On July 11, 2007, Citigroup (a 31.9% shareholder in Redecard S.A., the only merchant acquiring company for MasterCard in Brazil) sold 41.75 million Redecard shares as part of Redecard’s initial public offering.  After the sale of these shares, Citigroup remains a 25% shareholder in Redecard.  An after-tax gain of approximately $400 million will be recorded in Citigroup’s third quarter of 2007 financial results.

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

The following table summarizes the SFAS 123(R) impact, by segment, on the 2006 first quarter pretax compensation expense for stock awards granted to retirement-eligible employees in January 2006 (“the 2006 initial adoption of SFAS 123(R)”):

In millions of dollars	2006 First Quarter
Global Consumer	$121
Markets & Banking	354
Global Wealth Management	145
Alternative Investments	7
Corporate/Other	21
Total	$648

The Company recorded the quarterly accrual for the stock awards that were granted in January 2007 during each of the quarters in 2006.  During the first and second quarters of 2007, the Company recorded the quarterly accrual for the estimated stock awards that will be granted in January 2008.

SEGMENT, PRODUCT AND REGIONAL—NET INCOME AND REVENUE

The following tables show the net income (loss) and revenue for Citigroup’s businesses on a segment and product view and on a regional view:

Citigroup Net Income—Segment and Product View

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
In millions of dollars	2007	2006	Change	2007	2006	Change

Global Consumer
U.S. Cards	$726	$878	(17)%	$1,623	$1,804	(10)%
U.S. Retail Distribution	453	568	(20)	841	1,083	(22)
U.S. Consumer Lending	441	470	(6)	800	907	(12)
U.S. Commercial Business	151	138	9	272	264	3
Total U.S. Consumer(1)	$1,771	$2,054	(14)%	$3,536	$4,058	(13)%

International Cards	$351	$328	7%	$739	$619	19%
International Consumer Finance	(6)	173	NM	19	341	(94)
International Retail Banking	671	714	(6)	1,211	1,391	(13)
Total International Consumer	$1,016	$1,215	(16)%	$1,969	$2,351	(16)%

Other	$(91)	$(92)	1%	$(176)	$(159)	(11)%
Total Global Consumer	$2,696	$3,177	(15)%	$5,329	$6,250	(15)%

Markets & Banking
Securities and Banking	$2,145	$1,412	52%	$4,318	$3,030	43%
Transaction Services	514	340	51	961	663	45
Other	173	(29)	NM	174	(41)	NM
Total Markets & Banking	$2,832	$1,723	64%	$5,453	$3,652	49%

Global Wealth Management
Smith Barney	$321	$238	35%	$645	$406	59%
Private Bank	193	109	77	317	228	39
Total Global Wealth Management	$514	$347	48%	$962	$634	52%

Alternative Investments	$456	$257	77%	$678	$610	11%

Corporate/Other	(272)	(242)	(12)	(1,184)	(329)	NM

Income from Continuing Operations	$6,226	$5,262	18%	$11,238	$10,817	4%
Income from Discontinued Operations(2)	—	3	(100)	—	87	(100)

Total Net Income	$6,226	$5,265	18%	$11,238	$10,904	3%

(1)          U.S. disclosure includes Canada and Puerto Rico.

(2)          See Note 2 on page 53.

NM  Not meaningful

Citigroup Net Income—Regional View

	% of	Three Months Ended June 30,		%	Six Months Ended June 30,		%
In millions of dollars	Total(1)	2007	2006	Change	2007	2006	Change

U.S.(2)
Global Consumer		$1,680	$1,962	(14)%	$3,360	$3,899	(14)%
Markets & Banking		984	747	32	1,983	1,262	57
Global Wealth Management		335	290	16	696	518	34
Total U.S.	50%	$2,999	$2,999	—	$6,039	$5,679	6%

Mexico
Global Consumer		$360	$375	(4)%	$732	$733	—
Markets & Banking		95	88	8	209	166	26%
Global Wealth Management		15	10	50	27	18	50
Total Mexico	8%	$470	$473	(1)%	$968	$917	6%

EMEA
Global Consumer		$148	$215	(31)%	$231	$400	(42)%
Markets & Banking		803	342	NM	1,497	977	53
Global Wealth Management		46	5	NM	53	8	NM
Total EMEA	17%	$997	$562	77%	$1,781	$1,385	29%

Japan
Global Consumer		$32	$178	(82)%	$77	$366	(79)%
Markets & Banking		124	72	72	159	157	1
Global Wealth Management		30	—	—	30	—	—
Total Japan	3%	$186	$250	(26)%	$266	$523	(49)%

Asia
Global Consumer		$426	$359	19%	$809	$706	15%
Markets & Banking		567	336	69	1,128	750	50%
Global Wealth Management		74	40	85	139	85	64
Total Asia	17%	$1,067	$735	45%	$2,076	$1,541	35%

Latin America
Global Consumer		$50	$88	(43)%	$120	$146	(18)%
Markets & Banking		259	138	88	477	340	40
Global Wealth Management		14	2	NM	17	5	NM
Total Latin America	5%	$323	$228	42%	$614	$491	25%

Alternative Investments		$456	$257	77%	$678	$610	11%

Corporate/Other		(272)	(242)	(12)	(1,184)	(329)	NM

Income from Continuing Operations		$6,226	$5,262	18%	$11,238	$10,817	4%
Income from Discontinued Operations(3)		—	3	(100)	—	87	(100)

Total Net Income		$6,226	$5,265	18%	$11,238	$10,904	3%

Total International	50%	$3,043	$2,248	35%	$5,705	$4,857	17%

(1)          Second quarter of 2007 as a percent of total Citigroup net income, excluding Alternative Investments and Corporate/Other.

(2)          Excludes Alternative Investments and Corporate/Other, which are predominantly related to the U.S.  The U.S. regional disclosure includes Canada and Puerto Rico.  Global Consumer for the U.S. includes Other Consumer.

(3)          See Note 2 on page 53.

NM      Not meaningful

Citigroup Revenues—Segment and Product View

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
In millions of dollars	2007	2006	Change	2007	2006	Change

Global Consumer
U.S. Cards	$3,181	$3,251	(2)%	$6,475	$6,485	—
U.S. Retail Distribution	2,545	2,499	2	4,971	4,795	4%
U.S. Consumer Lending	1,606	1,307	23	3,157	2,567	23
U.S. Commercial Business	446	516	(14)	889	986	(10)
Total U.S. Consumer(1)	$7,778	$7,573	3%	$15,492	$14,833	4%

International Cards	$2,013	$1,510	33%	$3,752	$2,790	34%
International Consumer Finance	843	1,009	(16)	1,733	1,971	(12)
International Retail Banking	3,030	2,555	19	5,789	5,022	15
Total International Consumer	$5,886	$5,074	16%	$11,274	$9,783	15%

Other	$(2)	$(19)	89%	$2	$(33)	NM
Total Global Consumer	$13,662	$12,628	8%	$26,768	$24,583	9%

Markets & Banking
Securities and Banking	$7,121	$5,269	35%	$14,434	$11,165	29%
Transaction Services	1,840	1,495	23	3,485	2,877	21
Other	—	(3)	100	(1)	(2)	50
Total Markets & Banking	$8,961	$6,761	33%	$17,918	$14,040	28%

Global Wealth Management
Smith Barney	$2,611	$1,990	31%	$4,857	$3,977	22%
Private Bank	586	502	17	1,158	998	16
Total Global Wealth Management	$3,197	$2,492	28%	$6,015	$4,975	21%

Alternative Investments	$1,032	$584	77%	$1,594	$1,259	27%

Corporate/Other	(222)	(283)	22	(206)	(492)	58

Total Net Revenues	$26,630	$22,182	20%	$52,089	$44,365	17%

(1)             U.S. disclosure includes Canada and Puerto Rico.

NM      Not meaningful

Citigroup Revenues—Regional View

	% of	Three Months Ended June 30,		%	Six Months Ended June 30,		%
In millions of dollars	Total(1)	2007	2006	Change	2007	2006	Change

U.S.(2)
Global Consumer		$7,776	$7,554	3%	$15,494	$14,800	5%
Markets & Banking		3,041	2,803	8	6,755	5,726	18
Global Wealth Management		2,439	2,149	13	4,824	4,303	12
Total U.S.	51%	$13,256	$12,506	6%	$27,073	$24,829	9%

Mexico
Global Consumer		$1,354	$1,192	14%	$2,731	$2,341	17%
Markets & Banking		183	199	(8)	410	385	6
Global Wealth Management		41	33	24	77	64	20
Total Mexico	6%	$1,578	$1,424	11%	$3,218	$2,790	15%

EMEA
Global Consumer		$1,618	$1,360	19%	$3,064	$2,630	17%
Markets & Banking		2,993	2,043	47	5,820	4,339	34
Global Wealth Management		137	83	65	245	158	55
Total EMEA	19%	$4,748	$3,486	36%	$9,129	$7,127	28%

Japan
Global Consumer		$680	$807	(16)%	$1,295	$1,582	(18)%
Markets & Banking		453	269	68	665	565	18
Global Wealth Management		286	—	—	286	—	—
Total Japan	5%	$1,419	$1,076	32%	$2,246	$2,147	5%

Asia
Global Consumer		$1,464	$1,244	18%	$2,823	$2,433	16%
Markets & Banking		1,635	1,062	54	3,039	2,194	39
Global Wealth Management		242	181	34	476	361	32
Total Asia	13%	$3,341	$2,487	34%	$6,338	$4,988	27%

Latin America
Global Consumer		$770	$471	63%	$1,361	$797	71%
Markets & Banking		656	385	70	1,229	831	48
Global Wealth Management		52	46	13	107	89	20
Total Latin America	6%	$1,478	$902	64%	$2,697	$1,717	57%

Alternative Investments		$1,032	$584	77%	$1,594	$1,259	27%

Corporate/Other		(222)	(283)	22%	(206)	(492)	58%

Total Net Revenues		$26,630	$22,182	20%	$52,089	$44,365	17%

Total International	49%	$12,564	$9,375	34%	$23,628	$18,769	26%

(1)          Second quarter of 2007 as a percent of total Citigroup revenues, net of interest expense, excluding Alternative Investments and Corporate/Other.

(2)          Excludes Alternative Investments and Corporate/Other, which are predominantly related to the U.S.  The U.S. regional disclosure includes Canada and Puerto Rico.  Global Consumer for the U.S. includes Other Consumer.

GLOBAL CONSUMER

Citigroup’s Global Consumer Group provides a wide array of banking, lending, insurance and investment services through a network of 8,202 branches, approximately 19,300 ATMs, 708 Automated Loan Machines (ALMs), the Internet, telephone and mail, and the Primerica Financial Services salesforce. Global Consumer serves more than 200 million customer accounts, providing products and services to meet the financial needs of both individuals and small businesses.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
In millions of dollars	2007	2006	Change	2007	2006	Change
Net interest revenue	$8,189	$7,481	9%	$15,833	$14,705	8%
Non-interest revenue	5,473	5,147	6	10,935	9,878	11
Revenues, net of interest expense	$13,662	$12,628	8	$26,768	$24,583	9%
Operating expenses	7,063	6,379	11	13,823	12,736	9
Provisions for loan losses and for benefits and claims	2,769	1,649	68	5,455	3,317	64
Income before taxes and minority interest	$3,830	$4,600	(17)%	$7,490	$8,530	(12)%
Income taxes	1,104	1,400	(21)	2,121	2,247	(6)
Minority interest, net of taxes	30	23	30	40	33	21
Net income	$2,696	$3,177	(15)	$5,329	$6,250	(15)%
Average assets (in billions of dollars)	$744	$582	28%	$727	$572	27%
Return on assets	1.45%	2.19%		1.48%	2.20%
Average risk capital(1)	$33,599	$27,522	22%	$32,627	$27,618	18%
Return on risk capital(1)	32%	46%		33%	46%
Return on invested capital(1)	16%	21%		16%	21%
Key Indicators—(in billions of dollars)
Average loans	$487.4	$431.7	13%
Average deposits	$289.3	$247.4	17%
Total branches	8,202	7,670	7%

(1)             See footnote 3 to the table on page 4.

(This page intentionally left blank)

U.S. CONSUMER

U.S. Consumer is composed of four businesses: Cards, Retail Distribution, Consumer Lending and Commercial Business which operate in the U.S., Canada and Puerto Rico.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
In millions of dollars	2007	2006	Change	2007	2006	Change
Net interest revenue	$4,285	$4,189	2%	$8,470	$8,327	2%
Non-interest revenue	3,493	3,384	3	7,022	6,506	8
Revenues, net of interest expense	$7,778	$7,573	3%	$15,492	$14,833	4%
Operating expenses	3,644	3,551	3	7,273	7,120	2
Provisions for loan losses and for benefits and claims	1,504	827	82	2,974	1,728	72
Income before taxes and minority interest	$2,630	$3,195	(18)%	$5,245	$5,985	(12)%
Income taxes	845	1,121	(25)	1,687	1,898	(11)
Minority interest, net of taxes	14	20	(30)	22	29	(24)
Net income	$1,771	$2,054	(14)%	$3,536	$4,058	(13)%
Average assets (in billions of dollars)	$511	$395	29%	$506	$388	30%
Return on assets	1.39%	2.09%		1.41%	2.11%
Average risk capital(1)	$18,221	$14,797	23%	$18,014	$14,933	21%
Return on risk capital(1)	39%	56%		40%	55%
Return on invested capital(1)	19%	24%		19%	24%
Key Indicators—(in billions of dollars)
Average loans	$346.8	$319.2	9%
Average deposits	$120.9	$100.8	20%
Total branches	3,433	3,253	6%

(1)             See footnote 3 to the table on page 4.

2Q07 vs. 2Q06

Net Interest Revenue was 2% better than the prior year, as growth in average deposits and loans of 20% and 9%, respectively, was partially offset by a decrease in net interest margins.  Net interest margins declined due to an increase in higher-cost time deposit and e-savings balances, the securitization of higher-margin credit card receivables, and a mix toward lower-yielding mortgage assets.

Non-Interest Revenue increased 3% primarily due to higher loan and deposit volumes, 6% growth in Card purchase sales, and a higher level of securitized Card receivables.  Growth was also driven by higher gains on sale of mortgage loans and net servicing revenues, and the impact of the acquisition of ABN AMRO Mortgage Group in the first quarter of 2007.  Second quarter of 2006 results also included a $132 million pretax gain from the sale of upstate New York branches.

Operating expenses increased primarily due to acquisitions and increased investment spending, including 24 new branch openings during the quarter (15 in CitiFinancial and 9 in Citibank).  Higher volume-related expenses primarily reflected 18% growth in loan originations in Consumer Lending.

Provisions for loan losses and for benefits and claims increased primarily reflecting a change in estimate of loan losses inherent in the U.S. Cards portfolio, portfolio seasoning and delinquencies in second mortgages, and higher loan volumes.  The increase in provision for loan losses also reflected the absence of loan loss reserve releases recorded in the prior year.  The net credit loss ratio increased 12 basis points to 1.26%.

2007 YTD vs. 2006 YTD

Net Interest Revenue was 2% better than the prior year, as growth in average deposits and loans of 20% and 10%, respectively, and higher risk-based fees in Cards, was partially offset by a decrease in net interest margins.  Net interest margins declined due to an increase in higher-cost time deposit and e-savings balances, and the securitization of higher margin credit card receivables.

Non-Interest Revenue increased 8% primarily due to higher loan and deposit volumes, and 6% growth in Card purchase sales.  Non-interest revenues also reflected a $161 million net pretax gain on the sale of MasterCard shares, the impact of the acquisition of ABN AMRO Mortgage Group in the first quarter of 2007, and higher gains on sale of mortgage loan and net servicing revenues.  Second quarter of 2006 results also included a $132 million pretax gain from the sale of upstate New York branches.

Operating expenses increased primarily due to acquisitions, increased investment spending related to the 75 new branch openings during the first half of 2007 (45 in CitiFinancial and 30 in Citibank), and costs associated with Citibank Direct.  The increase in 2007 was also favorably affected by the absence of the charge related to the initial adoption of SFAS 123(R) in the first quarter of 2006.  Higher volume-related expenses primarily reflected 20% growth in loan originations in Consumer Lending businesses.

Provisions for loan losses and for benefits and claims increased primarily reflecting a change in estimate of loan losses inherent in the U.S. Cards portfolio.  The increase in provision for loan losses also reflected the absence of loan loss reserve releases recorded in the prior year, higher loan volumes, portfolio seasoning and increased delinquencies in second mortgages, as well as an increase in bankruptcy filings over unusually low filing levels experienced in the first half of 2006.  The net credit loss ratio increased 9 basis points to 1.27%.

The Net income decline in 2007 also reflects the absence of a $175 million tax benefit resulting from the resolution of the Federal Tax Audit from the first quarter of 2006.

INTERNATIONAL CONSUMER

International Consumer is comprised of three businesses: Cards, Consumer Finance and Retail Banking. International Consumer operates in five regions: Mexico, Latin America, EMEA, Japan, and Asia.

	Three Months Ended June 30,			Six Months Ended June 30,
In millions of dollars	2007	2006	Change	2007	2006	Change
Net interest revenue	$3,938	$3,343	18%	$7,427	$6,476	15%
Non-interest revenue	1,948	1,731	13	3,847	3,307	16
Revenues, net of interest expense	$5,886	$5,074	16%	$11,274	$9,783	15%
Operating expenses	3,264	2,701	21	6,240	5,322	17
Provisions for loan losses and for benefits and claims	1,265	822	54	2,481	1,589	56
Income before taxes and minority interest	$1,357	$1,551	(13)%	$2,553	$2,872	(11)%
Income taxes	325	333	(2)	566	517	9
Minority interest, net of taxes	16	3	NM	18	4	NM
Net income	$1,016	$1,215	(16)%	$1,969	$2,351	(16)%
Revenues, net of interest expense, by region:
Mexico	$1,354	$1,192	14%	$2,731	$2,341	17%
EMEA	1,618	1,360	19	3,064	2,630	17
Japan — Cards and Retail Banking	322	192	68	503	376	34
Asia	1,464	1,244	18	2,823	2,433	16
Latin America	770	471	63	1,361	797	71
Subtotal	$5,528	$4,459	24%	$10,482	$8,577	22%
Japan Consumer Finance	$358	$615	(42)	$792	$1,206	(34)
Total revenues	$5,886	$5,074	16%	$11,274	$9,783	15%
Net income by region
Mexico	$360	$375	(4)%	$732	$733	—
EMEA	148	215	(31)	231	400	(42)%
Japan—Cards and Retail Banking	65	44	48	101	97	4
Asia	426	359	19	809	706	15
Latin America	50	88	(43)	120	146	(18)
Subtotal	$1,049	$1,081	(3)%	$1,993	$2,082	(4)%
Japan Consumer Finance	$(33)	$134	NM	$(24)	$269	NM
Total net income	$1,016	$1,215	(16)	$1,969	$2,351	(16)%
Average assets (in billions of dollars)	$222	$177	25%	$211	$176	20%
Return on assets	1.84%	2.75%		1.88%	2.69%
Average risk capital(1)	$15,378	$12,725	21	$14,613	$12,686	15
Return on risk capital(1)	26%	38%		27%	37%
Return on invested capital(1)	14%	19%		14%	18%
Key indicators—(in billions of dollars)
Average loans	$140.6	$112.5	25%
Average deposits	$168.4	$146.6	15%
EOP AUMs	$150.3	$122.8	22%
Total branches	4,769	4,417	8%

(1)             See footnote 3 to the table on page 4.

NM      Not meaningful

2Q07 vs. 2Q06

Net Interest Revenue increased 18%. Growth was driven by higher average loans, as well as the impact of the acquisitions of Grupo Financiero Uno, Egg, Grupo Cuscatlan, and CrediCard.

Non-Interest Revenue increased 13%, primarily due to higher Card purchase sales, up 31%, and increased investment product sales, up 46%.  By region, the growth was led by Japan—Cards and Retail Banking, Latin America, Asia, and EMEA. The positive impact of foreign currency translation also contributed to increases in revenues.  The 2006 second quarter included a gain on the MasterCard IPO of $55 million.

Excluding the impact of Japan Consumer Finance, revenues increased 24%.

Operating expenses increased, reflecting the integration of the CrediCard portfolio, the acquisitions of Grupo Financiero Uno, Grupo Cuscatlan, and Egg, and an increase in ownership in Nikko.  Expense growth also reflects volume growth across the regions (excluding Japan Consumer Finance), continued investment spending, including 136 branches opened or acquired, higher customer activity, and the impact of foreign currency translation.

Provisions for loan losses and for benefits and claims increased 54% driven by portfolio growth, increased past due accounts and targeted market expansion in Mexico, the integration of acquisitions, higher net credit losses in Japan Consumer Finance, and the absence of  2006 second quarter loan loss reserve releases.

Net income was also affected by the absence of prior-year Mexico tax benefits of $70 million related to APB 23.

In Citigroup’s 2006 Form 10-K the Company stated that it expected its consumer finance business in Japan to break even in 2007.  However, the situation remains unpredictable; and given the Company’s recent experience with the level of Grey Zone related refund claims, the Company’s best estimate now is that the business will have net losses in 2007. The Company will continue to analyze the profitability prospects for this business thereafter.

Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See “Forward-Looking Statements” on page 44.

2007 YTD vs. 2006 YTD

Net Interest Revenue increased 15% overall, 26% after excluding the impact of Japan Consumer Finance.  Growth was driven by higher average receivables, as well as the impact of the acquisitions of Grupo Financiero Uno, Egg, Grupo Cuscatlan, and CrediCard, and increased ownership in Nikko Cordial.

Non-Interest Revenue increased 16%, primarily due to higher purchase sales, up 28% in Cards, increased investment product sales, up 40% in Retail Banking, and growth across all regions. The positive impact of foreign currency translation and a year-over-year gain on the MasterCard IPO of $53 million also contributed to the increase in revenues.

Operating expenses increased, reflecting the integration of the CrediCard portfolio and the acquisitions of Grupo Financiero Uno, Grupo Cuscatlan, and Egg, and increased ownership in Nikko along with volume growth across the products and regions, continued investment spending driven by 269 branches opened or acquired, higher customer activity, and the impact of foreign currency translation.  The increase in YTD 2007 expenses was also favorably affected by the absence of the charge related to the initial adoption of FAS 123(R) in the first quarter of 2006.

Provision for loan losses increased 56% driven by portfolio growth, increased past due accounts and portfolio seasoning in Mexico, the integration of acquisitions, and higher net credit losses in Japan Consumer Finance. These increases were partially offset by the absence of a 2006 second quarter loan loss reserve release.

Net Income was also affected by the absence of prior-year tax benefit impact of $190 million primarily resulting from APB 23 and the absence of a prior-year $75 million benefit from tax reserve releases related to the resolution of the Federal Tax Audit in the first quarter of 2006.

MARKETS & BANKING

Markets & Banking provides a broad range of trading, investment banking, and commercial lending products and services to companies, governments, institutions and investors in approximately 100 countries.  Markets & Banking includes Securities and Banking, Transaction Services and Other Markets & Banking.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
In millions of dollars	2007	2006	Change	2007	2006	Change
Net interest revenue	$2,831	$2,147	32%	$5,283	$4,381	21%
Non-interest revenue	6,130	4,614	33	12,635	9,659	31
Revenues, net of interest expense	$8,961	$6,761	33%	$17,918	$14,040	28%
Operating expenses	4,948	4,158	19	10,059	8,915	13
Provision for credit losses	(62)	173	NM	201	173	16
Income before taxes and minority interest	$4,075	$2,430	68%	$7,658	$4,952	55%
Income taxes	1,236	702	76	2,183	1,276	71
Minority interest, net of taxes	7	5	40	22	24	(8)
Net income	$2,832	$1,723	64%	$5,453	$3,652	49%
Revenues, net of interest expense, by region:
U.S.	$3,041	$2,803	8%	$6,755	$5,726	18%
Mexico	183	199	(8)	410	385	6
EMEA	2,993	2,043	47	5,820	4,339	34
Japan	453	269	68	665	565	18
Asia	1,635	1,062	54	3,039	2,194	39
Latin America	656	385	70	1,229	831	48
Total revenues	$8,961	$6,761	33%	$17,918	$14,040	28%
Net income by region:
U.S.	$984	$747	32%	$1,983	$1,262	57%
Mexico	95	88	8	209	166	26
EMEA	803	342	NM	1,497	977	53
Japan	124	72	72	159	157	1
Asia	567	336	69	1,128	750	50
Latin America	259	138	88	477	340	40
Total net income	$2,832	$1,723	64%	$5,453	$3,652	49%
Average risk capital(1)	$27,555	$21,755	27%	$25,850	$21,174	22%
Return on risk capital(1)	41%	32%		43%	35%
Return on invested capital(1)	32%	23%		32%	26%

(1)             See footnote 3 to the table on page 4.

NM      Not meaningful

2Q07 vs. 2Q06

Revenues, net of interest expense, increased driven by broad-based performance across products and regions.  Equity Markets revenues increased driven by strong growth globally, including cash trading, derivatives products, equity finance and convertibles.  Fixed Income Markets revenue increases were driven by improved results across interest rates and currencies, credit and securitized products, and commodities.  Investment Banking revenue growth was driven by higher equity underwriting and advisory and other fees.  Transaction Services revenues increased reflecting growth in liability balances and assets under custody, higher net interest margins in Cash Management and Securities and Funds Services.

Operating expenses increased due to higher business volumes, compensation costs and growth due to acquisitions.  The growth in the second quarter of 2007 was favorably affected by a $300 million pretax release of litigation reserves.

The provision for credit losses decreased reflecting a stable global corporate credit environment and the absence of a $118 million net increase to loan loss reserves recorded in the prior-year period.

Markets & Banking’s exposure in the subprime secured lending market is divided between secured lending and trading, which together accounted for approximately 2% of the Securities and Banking revenues in full-year 2006.

The Company has been actively managing down its secured lending exposure.  In addition, the Company has been adjusting clients’ collateral and margin requirements during these periods.

Citigroup continues to be an active market-maker in trading activities. As such, the Company hedges risks, using a variety of methods to monitor very carefully the ongoing credit quality of counterparties.  The Company monitors its subprime business daily and has a rigorous process for marking the Company’s positions using fundamental valuation techniques, market references, and liquidity analysis.

Leveraged lending accounted for approximately 5% of Securities and Banking revenues in the second quarter of 2006.  As of June 30, 2007, there were four committed transactions which required re-pricing.  For those transactions, the Company recorded losses on its commitments, which were recorded in commissions and fees revenue during the second quarter of 2007.  The Company has made commitments to finance other similar transactions which will likely require an adjustment to price and terms.

The Company believes that when these transactions are re-priced, these transactions will be sold to investors.  In a small subset of these transactions, the Company has extended equity bridge commitments to top-tier clients in connection with the Company’s leveraged financing activities.

Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See “Forward-Looking Statements” on page 44.

2007 YTD vs. 2006 YTD

Revenues, net of interest expense, increased, driven by broad-based performance across products and regions and by the $402 million benefit from the adoption of SFAS 157.   Equity Markets revenues increased, driven by strong growth globally, including cash trading, derivatives products, equity finance, convertibles and prime brokerage.  Fixed Income Markets revenue increases were driven by improved results across all products, including interest rates and currencies, and credit and securitized products and commodities.  Investment Banking revenue growth was driven by higher equity underwriting and advisory and other fees. Transaction Services revenues increased reflecting growth in liability balances and assets under custody, higher net interest margins in Cash Management and Securities and Funds Services.

Operating expenses growth was primarily driven by higher business volumes and compensation costs.  The growth in 2007 was favorably affected by the absence of a $354 million charge related to the initial adoption of SFAS 123(R) in the first quarter of 2006 and a $300 million pretax release of litigation reserves in the second quarter of 2007.

The provision for credit losses increased due to a net charge of $286 million in the first quarter of 2007 to increase loan loss reserves.  The increase in loan loss reserves was driven by portfolio growth, which includes higher commitments to leveraged transactions and an increase in average loan tenor.  This was partially offset by a decrease in the second quarter reflecting a stable global corporate credit environment and the absence of a $118 million net increase to loan loss reserves recorded in the prior-year second quarter.

GLOBAL WEALTH MANAGEMENT

Global Wealth Management is comprised of the Smith Barney Private Client businesses (including Citigroup Wealth Advisors, Nikko, Quilter and the legacy Citicorp Investment Services business), Citigroup Private Bank, and Citigroup Investment Research.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
In millions of dollars	2007	2006	Change	2007	2006	Change
Net interest revenue	$526	$444	18%	$1,055	$904	17%
Non-interest revenue	2,671	2,048	30	4,960	4,071	22
Revenues, net of interest expense	$3,197	$2,492	28%	$6,015	$4,975	21%
Operating expenses	2,455	1,961	25	4,557	4,016	13
Provision for loan losses	12	8	50	29	13	NM
Income before taxes and minority interest	$730	$523	40%	$1,429	$946	51%
Income taxes	199	176	13	450	312	44
Minority interest, net of taxes	17	—	—	17	—	—
Net income	$514	$347	48%	$962	$634	52%
Revenues, net of interest expense, by region:
U.S.	$2,439	$2,149	13%	$4,824	$4,303	12%
Mexico	41	33	24	77	64	20
EMEA	137	83	65	245	158	55
Japan	286	—	—	286	—	—
Asia	242	181	34	476	361	32
Latin America	52	46	13	107	89	20
Total revenues	$3,197	$2,492	28	$6,015	$4,975	21
Net income by region:
U.S.	$335	$290	16%	$696	$518	34%
Mexico	15	10	50	27	18	50
EMEA	46	5	NM	53	8	NM
Japan	30	—	—	30	—	—
Asia	74	40	85	139	85	64
Latin America	14	2	NM	17	5	NM
Total net income	$514	$347	48	$962	$634	52
Average risk capital(1)	$2,878	$2,366	22%	$2,878	$2,452	17%
Return on risk capital(1)	72%	59%		67%	52%
Return on invested capital(1)	30%	36%		34%	32%
Key indicators: (in billions of dollars)
Total assets under fee-based management	$509	$363	40%
Total client assets(2)	1,788	1,321	35%
Net client asset flows	—	(4)	NM
Financial advisors (FA) / bankers(2)	15,595	13,671	14%
Annualized revenue per FA / banker (in thousands of dollars)	$878	$726	21%
Average deposits and other customer liability balances	$113	$100	13%
Average loans	$51	$42	21

(1)             See footnote 3 to the table on page 4.

(2)             During the second quarter of 2007, U.S. Consumer’s Retail Distribution transferred approximately $47 billion of Client Assets, 686 Financial Advisors and 79 branches to Smith Barney related to the consolidation of Citicorp Investment Services (CIS) into Smith Barney.

NM      Not meaningful

2Q07 vs. 2Q06

Revenues, net of interest expense, of $3.197 billion in the second quarter of 2007 increased $705 million, or 28%, from the prior-year period, primarily reflecting the acquisition of Nikko; an increase in fee-based and recurring net interest revenue, reflecting the continued advisory-based strategy; an increase in international revenues, driven by strong Capital Markets activity in Asia; and strong domestic syndicate sales. Total assets under fee-based management were $509 billion as of June 30, 2007, up $146 billion, or 40%, from the prior-year period. Total client assets, including assets under fee-based management, of $1,788 billion in the second quarter of 2007 increased $467 billion, or 35%, compared to the prior-year quarter, reflecting organic growth and the acquisition of Nikko and Quilter client assets, as well as the transfer of CIS assets from U.S. Consumer on June 30, 2007.  Global Wealth Management had 15,595 financial advisors/bankers as of June 30, 2007, compared with 13,671 as of June 30, 2006, driven by the Nikko and Quilter acquisitions, the CIS transfer, and hiring in the Private Bank. Annualized revenue per FA/banker of $878,000 increased 21% from the prior-year quarter.

Operating expenses of $2.455 billion in the second quarter of 2007 increased $494 million from the prior-year quarter. The expense increase in 2007 was mainly driven by the Nikko and Quilter acquisitions as well as higher variable compensation associated with increased business volumes.

The provision for loan losses increased $4 million, or 50%.  The provision of $12 million in the current quarter was driven by portfolio growth.

Net Income in the 2007 second quarter included a $65 million APB 23 benefit in Private Bank.

2007 YTD vs. 2006 YTD

Revenues, net of interest expense, of $6.015 billion in the first half of 2007 increased $1.040 billion, or 21%, from the prior-year period, primarily due to a 77% increase in international revenues, driven by the Nikko acquisition, strong Capital Markets activity in Asia and Latin America, and higher domestic syndicate sales.  Net flows were $6 billion compared to ($1) billion in the prior-year first half.

Operating expenses of $4.557 billion in the first half of 2007 increased $541 million from the prior year. The expense increase in 2007 was favorably affected by the absence of the charge related to the initial adoption of SFAS 123(R) in the first quarter of 2006 of $145 million.  Additionally, the increase in expenses was driven by the Nikko and Quilter acquisitions and higher variable compensation associated with increased business volumes.

The provision for loan losses increased $16 million, primarily driven by portfolio growth.

ALTERNATIVE INVESTMENTS

Alternative Investments (AI) manages capital on behalf of Citigroup, as well as for third-party institutional and high-net-worth investors.  AI is an integrated alternative investment platform that manages a wide range of products across five asset classes, including private equity, hedge funds, real estate, structured products and managed futures.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
In millions of dollars	2007	2006	Change	2007	2006	Change
Net interest revenue	$(3)	$(7)	57%	$(23)	$(4)	NM
Non-interest revenue	1,035	591	75	1,617	1,263	28%
Total revenues, net of interest expense	$1,032	$584	77%	$1,594	$1,259	27%
Net realized and net change in unrealized gains	910	475	92	1,354	1,038	30%
Fees, dividends and interest	42	49	(14)	77	98	(21)
Other	(42)	(37)	(14)	(85)	(65)	(31)
Total proprietary investment activities revenues	910	487	87	1,346	1,071	26%
Client revenues(1)	122	97	26	248	188	32
Total revenues, net of interest expense	$1,032	$584	77%	$1,594	$1,259	27%
Operating expenses	215	199	8	395	380	4
Provision for loan losses	—	(13)	100	1	(13)	NM
Income before taxes and minority interest	$817	$398	NM	$1,198	$892	34%
Income taxes	$297	$138	NM	$435	$249	75%
Minority interest, net of taxes	64	3	NM	85	33	NM
Net income	$456	$257	77%	$678	$610	11%
Average risk capital(2) (in billions of dollars)	$4.0	$4.0	—	$4.1	$4.3	(5)%
Return on risk capital(2)	46%	26%		33%	29%
Return on invested capital(2)	42%	22%		31%	25%
Revenue by product:
Client(1)	$122	$97	26%	$248	$188	32%
Private Equity	$711	$516	38%	$1,072	$729	47%
Hedge Funds	119	(43)	NM	166	64	NM
Other	80	14	NM	108	278	(61)
Proprietary	$910	$487	87%	$1,346	$1,071	26%
Total	$1,032	$584	77%	$1,594	$1,259	27%
Key indicators: (in billions of dollars)
Capital under management:
Client	$47.4	$30.6	55%
Proprietary	11.8	11.3	4%
Total	$59.2	$41.9	41%

(1)             Includes fee income.

(2)             See footnote 3 to the table on page 4.

NM      Not meaningful

2Q07 vs. 2Q06

Revenues, net of interest expense, of $1.032 billion in the second quarter of 2007 increased $448 million or 77%.

Total proprietary revenues, net of interest expense, for the second quarter of 2007 of $910 million, were composed of revenues from private equity of $711 million, hedge funds of $119 million and other investment activity of $80 million. Private equity revenue increased $195 million from the 2006 second quarter, primarily driven by higher realized and unrealized gains. Hedge fund revenue improved by $162 million, largely due to a higher investment performance. Other investment activities revenue increased $66 million from the 2006 second quarter, largely due to realized and unrealized real estate gains and the mark-to-market value on Citigroup’s investments.  Client revenues increased $25 million, reflecting increased management fees from a 55% growth in average client capital under management.

Operating expenses in the second quarter of 2007 of $215 million increased $16 million from the second quarter of 2006, primarily due to increased performance-driven compensation and higher employee-related expenses.

Minority interest, net of taxes, in the second quarter of 2007 of $64 million increased $61 million from the second quarter of 2006, primarily due to higher private equity gains related to underlying investments held by consolidated majority-owned legal entities.  The impact of minority interest is reflected in fees, dividends, and interest, and net realized and net change in unrealized gains consistent with proceeds received by minority interests.

Proprietary capital under management of $11.8 billion increased $506 million from the second quarter 2006, as increases in private equity and hedge funds were partially offset by the sale of MetLife shares in July 2006.

Client capital under management of $47.4 billion in the 2007 second quarter increased $16.8 billion from the 2006 second quarter, due to inflows from institutional and high-net-worth clients.

On July 2, 2007, the Company completed the acquisition of Old Lane Partners, L.P. and Old Lane Partners, GP, LLC (Old Lane).  Old Lane is the manager of a global, multi-strategy hedge fund and a private equity fund with total assets under management and private equity commitments of approximately $4.5 billion.  Old Lane will operate as part of AI.  Old Lane’s Vikram Pandit became the Chief Executive Officer of AI.

2007 YTD vs. 2006 YTD

Revenues, net of interest expense, of $1.594 billion in the first six months of 2007 increased $335 million, or 27%.

Total proprietary revenues, net of interest expense, for the first six months of 2007 of $1.346 billion, were composed of revenues from private equity of $1.072 billion, hedge funds of $166 million and other investment activity of $108 million.  Private equity revenue increased $343 million from the first six months of 2006, primarily driven by higher realized and unrealized gains. Hedge fund revenue increased $102 million, largely due to higher investment performance on an increased asset base. Other investment activities revenue decreased $170 million from the first six months of 2006, largely due to the absence of gains from the liquidation during 2006 of Citigroup’s investment in St. Paul shares.  Client revenues increased $60 million, reflecting increased management fees from a 53% growth in average client capital under management.

Operating expenses in the first six months of 2007 of $395 million increased $15 million from the first six months of 2006, primarily due to increased performance-driven compensation and higher employee-related expenses.

Minority interest, net of taxes, in the first six months of 2007 of $85 million increased $52 million from the first six months of 2006, primarily due to higher private equity gains related to underlying investments held by consolidated majority-owned legal entities.  The impact of minority interest is reflected in fees, dividends, and interest, and net realized gains/(losses) consistent with proceeds received by minority interests.

Net Income in the first six months 2006 reflects higher tax benefits including $58 million resulting from the resolution of the Federal Tax Audit in the first quarter of 2006.

CORPORATE/OTHER

Corporate/Other includes treasury results, the 2007 restructuring charges, unallocated corporate expenses, offsets to certain line-item reclassifications reported in the business segments (inter-segment eliminations), the results of discontinued operations and unallocated taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2007	2006	2007	2006
Revenues, net of interest expense	$(222)	$(283)	$(206)	$(492)
Restructuring expense	63	—	1,440	—
Other operating expense	111	72	152	80
Provision for loan losses	(2)	—	(2)	—
Loss from continuing operations before taxes and minority interest	$(394)	$(355)	$(1,796)	$(572)
Income tax benefits	(127)	(113)	(618)	(244)
Minority interest, net of taxes	5	—	6	1
Loss from continuing operations	$(272)	$(242)	$(1,184)	$(329)
Income from discontinued operations	—	3	—	87
Net loss	$(272)	$(239)	$(1,184)	$(242)

2Q07 vs. 2Q06

Revenues, net of interest expense, increased, primarily due to improved treasury results, partially offset by higher intersegment eliminations.  Lower overall rates, partially offset by higher funding balances, drove the improvement in treasury revenues.

Restructuring expense.  See Note 7 on page 57 for details on the 2007 restructuring charge.

Other operating expenses increased, primarily due to increased staffing, technology and other unallocated expenses, partially offset by higher intersegment eliminations.

Income tax benefits increased due to the higher pretax loss in the current year.

2007 YTD vs. 2006 YTD

Revenues, net of interest expense, increased, primarily due to improved treasury results and a gain on the sale of certain corporate-owned assets, partially offset by higher intersegment eliminations.  Lower overall rates drove the improvement in treasury revenues.

Restructuring expense.  See Note 7 on page 57 for details on the 2007 restructuring charge.

Other operating expenses increased, primarily due to increased staffing, technology and other unallocated expenses, partially offset by higher intersegment eliminations.

Income tax benefits increased due to the higher pretax loss in the current year, offset by a prior-year tax reserve release of $61 million relating to the resolution of the Federal Tax Audit.

Discontinued operations represent the operations in the Company’s Sale of the Asset Management Business to Legg Mason Inc., and the Sale of the Life Insurance and Annuities Business.  For 2006, income from discontinued operations included a gain from the Sale of the Asset Management Business in Poland, as well as a tax reserve release of $59 million relating to the resolution of the Federal Tax Audit.  See Note 2 on page 53.

MANAGING GLOBAL RISK

Citigroup’s risk management framework balances strong corporate oversight with well-defined independent risk management functions within each business.  The Citigroup risk management framework is described in Citigroup’s 2006 Annual Report on Form 10-K.

RISK CAPITAL

At June 30, 2007, December 31, 2006, and June 30, 2006, risk capital for Citigroup was composed of the following risk types:

In billions of dollars	June 30, 2007	Dec. 31, 2006	June 30, 2006
Credit risk	$42.8	$36.7	$35.7
Market risk	28.9	21.5	17.6
Operational risk	7.9	8.0	8.1
Intersector diversification(1)	(5.4)	(6.4)	(5.7)
Total Citigroup	$74.2	$59.8	$55.7

Return on risk capital (second quarter)	35%		38%
Return on invested capital (second quarter)	20%		19%

Return on risk capital (six months)	33%		39%
Return on invested capital (six months)	19%		20%

(1)             Reduction in risk represents diversification between sectors.

Average risk capital, return on risk capital and return on invested capital are provided for each segment and are disclosed on pages 12 – 22.

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars	2nd Qtr. 2007	1st Qtr. 2007	4th Qtr. 2006	3rd Qtr. 2006	2nd Qtr. 2006
Allowance for loan losses at beginning of period	$9,510	$8,940	$8,979	$9,144	$9,505
Provision for loan losses
Consumer	$2,583	$2,443	$2,028	$1,736	$1,426
Corporate	(63)	263	85	57	10
	$2,520	$2,706	$2,113	$1,793	$1,436
Gross credit losses
Consumer
In U.S. offices	$1,264	$1,291	$1,223	$1,091	$1,090
In offices outside the U.S.	1,346	1,341	1,309	1,227	1,145
Corporate
In U.S. offices	22	6	13	6	44
In offices outside the U.S.	30	29	97	38	75
	$2,662	$2,667	$2,642	$2,362	$2,354
Credit recoveries
Consumer
In U.S. offices	$175	$214	$165	$153	$183
In offices outside the U.S.	343	286	307	350	298
Corporate
In U.S. offices	9	18	2	5	12
In offices outside the U.S.	80	40	26	48	65
	$607	$558	$500	$556	$558
Net credit losses
In U.S. offices	$1,102	$1,065	$1,069	$939	$939
In offices outside the U.S.	953	1,044	1,073	867	857
Total	$2,055	$2,109	$2,142	$1,806	$1,796
Other—net(1)(2)(3)(4)(5)	$406	$(27)	$(10)	$(152)	$(1)
Allowance for loan losses at end of period	$10,381	$9,510	$8,940	$8,979	$9,144
Allowance for unfunded lending commitments(6)	$1,100	$1,100	$1,100	$1,100	$1,050
Total allowance for loans and unfunded lending commitments	$11,481	$10,610	$10,040	$10,079	$10,194
Net consumer credit losses	$2,092	$2,132	$2,060	$1,815	$1,754
As a percentage of average consumer loans	1.56%	1.69%	1.64%	1.49%	1.48%
Net corporate credit losses/(recoveries)	$(37)	$(23)	$82	$(9)	$42
As a percentage of average corporate loans	NM	NM	0.05%	NM	0.03%

(1)             The second quarter of 2007 primarily includes additions to the loan loss reserve of $448 million related to the acquisition of Egg, partially offset by reductions of $70 million related to securitizations and $75 million related to a balance sheet reclassification to Loans Held for Sale in the U.S. Cards portfolio.

(2)             The first quarter of 2007 includes reductions to the loan loss reserve of $97 million related to a balance sheet reclass to Loans Held for Sale in the U.S. Cards portfolio and the addition of $75 million related to the acquisition of Grupo Financiero Uno.

(3)             The 2006 fourth quarter includes reductions to the loan loss reserve of $74 million related to securitizations.

(4)             The 2006 third quarter includes reductions to the loan loss reserve of $140 million related to securitizations and portfolio sales.

(5)             The 2006 second quarter includes reductions to the loan loss reserve of $125 million related to securitizations, offset by $84 million of additions related to the Credicard acquisition.

(6)             Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

NM      Not meaningful

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	June 30, 2007	March 31, 2007	June 30, 2006	2nd Qtr. 2007	1st Qtr. 2007	2nd Qtr. 2006
On-balance sheet(1)	$548.6	$516.6	$478.3	$539.3	$511.9	$474.0
Securitized receivables (all in U.S. Cards)	101.1	98.6	97.3	97.5	97.3	94.5
Credit card receivables held-for-sale(2)	2.9	3.0	—	3.3	3.0	—
Total managed(3)	$652.6	$618.2	$575.6	$640.1	$612.2	$568.5

(1)             Total loans and total average loans exclude certain interest and fees on credit cards of approximately $2 billion and $2 billion for the second quarter of 2007, approximately $2 billion and $2 billion for the first quarter of 2007, and approximately $3 billion and $3 billion for the second quarter of 2006, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

(2)             Included in Other Assets on the Consolidated Balance Sheet.

(3)             This table presents loan information on a held basis and shows the impact of securitization to reconcile to a managed basis.  Managed-basis reporting is a non-GAAP measure.  Held-basis reporting is the related GAAP measure.

Citigroup’s total allowance for loans, leases and unfunded lending commitments of $11.481 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup’s allowance for credit losses attributed to the Consumer portfolio was $7.206 billion at June 30, 2007, $6.338 billion at March 31, 2007 and $6.311 billion at June 30, 2006. The increase in the allowance for credit losses from June 30, 2006 of $895 million included net builds of $691 million.

The net builds primarily related to: increased delinquencies in second mortgages in U.S. Consumer Lending; a change in estimate of loan losses inherent in the U.S. Cards portfolio; targeted market expansion, an increase in past due accounts, and portfolio seasoning in Mexico cards; increased reserves in Japan, primarily related to the change in the operating environment in the consumer finance business and the passage on December 13, 2006 of changes to Japan’s consumer lending laws; and overall growth in the Consumer portfolio.

Additionally, the allowance had an increase of $204 million primarily due to: the addition of $580 million related to the acquisition of Egg, Nikko and Grupo Financiero Uno, and increased ownership in Nikko Cordial; offset by a reduction of $459 million related to securitizations, transfers to loans held-for-sale, and sales of portfolios in the U.S. Cards business.

On-balance sheet consumer loans of $548.6 billion increased $70.3 billion, or 15%, from June 30, 2006, primarily driven by U.S. Consumer Lending, U.S. Retail Distribution, Global Wealth Management, International Cards and International Retail Banking.  Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies.

U.S. Consumer Mortgage Portfolio

The Company’s U.S. Consumer Mortgage portfolio consists of both first and second mortgages.  As of June 30, 2007, approximately 85% of the Company’s first mortgage portfolio had a FICO (Fair Isaac Corporation) credit score of at least 620 at origination.  Approximately 72% of the first mortgage portfolio had a loan-to-value (LTV) ratio of 80% or less at origination.

In the Company’s second mortgage portfolio, there were substantially less than 1% of loans at June 30, 2007 with a FICO score of less than 620 at origination. Approximately 48% of the second mortgage portfolio had an LTV ratio of 80% or less at origination.

In light of increased delinquencies, the Company has increased reserves for loans in its second mortgage portfolio during the first six months of 2007.  There were minimal changes in the composition of the U.S. Consumer Mortgage portfolio from March 31, 2007 to June 30, 2007.

CORPORATE CREDIT RISK

Credit Exposure Arising from Derivatives and Foreign Exchange

The following tables summarize by derivative type the notionals, receivables and payables held for trading and asset/liability management hedge purposes as of June 30, 2007 and December 31, 2006.  A portion of the asset/liability management hedges are accounted for under SFAS 133, as described in Note 15 on page 69.

CITIGROUP DERIVATIVES

Notionals(1)

	Trading Derivatives(2)		Asset/Liability Management Hedges(3)
In millions of dollars	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006

Interest rate contracts
Swaps	$15,456,277	$14,196,404	$677,310	$561,376
Futures and forwards	2,290,094	1,824,205	132,280	75,374
Written options	3,558,937	3,054,990	18,443	12,764
Purchased options	3,558,971	2,953,122	72,263	35,420
Total interest rate contract notionals	$24,864,279	$22,028,721	$900,296	$684,934

Foreign exchange contracts
Swaps	$800,304	$722,063	$69,952	$53,216
Futures and forwards	2,318,837	2,068,310	39,283	42,675
Written options	521,790	416,951	545	1,228
Purchased options	512,025	404,859	758	1,246
Total foreign exchange contract notionals	$4,152,956	$3,612,183	$110,538	$98,365

Equity contracts
Swaps	$131,262	$104,320	$—	$—
Futures and forwards	31,216	36,362	—	—
Written options	587,432	387,781	—	—
Purchased options	541,496	355,891	—	—
Total equity contract notionals	$1,291,406	$884,354	$—	$—

Commodity and other contracts
Swaps	$34,372	$35,611	$—	$—
Futures and forwards	47,648	17,433	—	—
Written options	18,000	11,991	—	—
Purchased options	24,344	16,904	—	—
Total commodity and other contract notionals	$124,364	$81,939	$—	$—

Credit derivatives	$2,924,046	$1,944,980	$—	$—
Total derivative notionals	$33,357,051	$28,552,177	$1,010,834	$783,299

Mark-to-Market (MTM) Receivables/Payables

	Derivatives Receivables—MTM		Derivatives Payables—MTM
In millions of dollars	June 30, 2007	December 31, 2006(4)	June 30, 2007	December 31, 2006(4)
Trading Derivatives(2)
Interest rate contracts	$213,344	$168,872	$217,817	$168,793
Foreign exchange contracts	57,195	52,297	50,824	47,469
Equity contracts	30,169	26,883	65,604	52,980
Commodity and other contracts	5,326	5,387	5,926	5,776
Credit derivative	26,533	14,069	27,096	15,081
Total	$332,567	$267,508	$367,267	$290,099
Less: Netting agreements, cash collateral and market value adjustments	(271,854)	(217,967)	(270,085)	(215,295)
Net Receivables/Payables	$60,713	$49,541	$97,182	$74,804

Asset/Liability Management Hedges (3)
Interest rate contracts	$1,818	$1,801	$3,538	$3,327
Foreign exchange contracts	4,228	3,660	1,359	947
Total	$6,046	$5,461	$4,897	$4,274

(1)             Includes the notional amounts for long and short derivative positions.

(2)             Trading Derivatives include proprietary positions, as well as hedging derivatives instruments that do not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).

(3)             Asset/Liability Management Hedges include only those end-user derivative instruments where the changes in market value are recorded to other assets or other liabilities.

(4)             Reclassified to conform to the current period’s presentation.

MARKET RISK MANAGEMENT PROCESS

Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the “Capital Resources and Liquidity” on page 38.  Price risk is the earnings risk from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

The exposures in the following table represent the approximate annualized risk to NIR assuming an unanticipated parallel instantaneous 100bp change, as well as a more gradual 100bp (25bp per quarter) parallel change in rates as compared with the market forward interest rates in selected currencies.

The exposures in the following tables do not include interest rate exposures (IRE) for Nikko Cordial due to the unavailability of information.  Nikko’s IRE exposure is primarily denominated in Japanese yen.

	June 30, 2007		March 31, 2007		June 30, 2006
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(572)	$553	$(677)	$470	$(344)	$436
Gradual change	$(309)	$329	$(335)	$348	$(247)	$212
Mexican peso
Instantaneous change	$(29)	$29	$21	$(21)	$44	$(44)
Gradual change	$(14)	$14	$21	$(21)	$32	$(32)
Euro
Instantaneous change	$(97)	$97	$(123)	$123	$(70)	$70
Gradual change	$(43)	$43	$(57)	$57	$(33)	$33
Japanese yen
Instantaneous change	$(9)	NM	$(38)	NM	$(21)	NM
Gradual change	$(5)	NM	$(26)	NM	$(10)	NM
Pound sterling
Instantaneous change	$(19)	$19	$(22)	$22	$(32)	$31
Gradual change	$3	$(3)	$(11)	$11	$(18)	$18

NM      Not meaningful.  A 100 basis point decrease in interest rates would imply negative rates for the Japanese yen yield curve.

The changes in the U.S. dollar interest rate exposures from March 31, 2007 primarily reflects movements in customer-related asset and liability mix, as well as Citigroup’s view of prevailing interest rates.

The following table shows the risk to NIR from six different changes in the implied forward rates.  Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bp)	—	100	200	(200)	(100)	—
10-year rate change (bp)	(100)	—	100	(100)	—	100
Impact to net interest revenue (in millions of dollars)	$(147)	$(461)	$(922)	$781	$511	$(70)

For Citigroup’s major trading centers, the aggregate pretax VAR in the trading portfolios was $153 million, $122 million, and $97 million at June 30, 2007, March 31, 2007, and June 30, 2006, respectively.  Daily exposures averaged $138 million during the second quarter of 2007 and ranged from $109 million to $164 million.

The following table summarizes VAR to Citigroup in the trading portfolios at June 30, 2007, March 31, 2007, and June 30, 2006, including the Total VAR, the specific risk only component of VAR, and Total—General market factors only, along with the quarterly averages:

In million of dollars	June 30, 2007	Second Quarter 2007 Average	March 31, 2007	First Quarter 2007 Average	June 30, 2006	Second Quarter 2006 Average
Interest rate	$117	$102	$99	$95	$96	$103
Foreign exchange	32	31	29	28	27	29
Equity	100	87	77	70	41	51
Commodity	31	35	27	28	13	19
Covariance adjustment	(127)	(117)	(110)	(100)	(80)	(87)
Total—All market risk factors, including general and specific risk	$153	$138	$122	$121	$97	$115
Specific risk only component	$8	$11	$5	$12	$5	$10
Total—General market factors only	$145	$127	$117	$109	$92	$105

The specific risk only component represents the level of equity and debt issuer-specific risk embedded in VAR.  Citigroup’s specific risk model conforms to the 4x-multiplier treatment approved by the Federal Reserve and is subject to extensive annual hypothetical back-testing.

The table below provides the range of VAR in each type of trading portfolio that was experienced during the quarters ended:

	June 30, 2007		March 31, 2007		June 30, 2006
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$88	$128	$71	$125	$86	$125
Foreign exchange	27	35	21	35	21	40
Equity	64	112	55	85	41	68
Commodity	24	49	17	34	12	25

COUNTRY AND CROSS-BORDER RISK

The table below shows all countries where total cross-border outstandings exceed 0.75% of total Citigroup assets:

	June 30, 2007								December 31, 2006
	Cross-Border Claims on Third Parties
	Banks	Public	Private	Total	Trading and Short- Term Claims(1)	Investments in and Funding of Local Franchises	Total Cross- Border Out- standings	Commit- ments(2)	Total Cross- Border Out- standings	Commit- ments

Germany	$19.4	$8.1	$8.7	$36.2	$33.2	$—	$36.2	$40.3	$38.6	$43.6
India	1.7	0.1	11.8	13.6	11.1	19.0	32.6	1.4	24.8	0.7
France	9.2	4.6	12.1	25.9	23.5	—	25.9	97.0	19.8	60.8
Netherlands	6.4	1.2	15.6	23.2	19.5	—	23.2	16.6	20.1	10.5
Spain	4.2	5.9	8.4	18.5	17.4	3.8	22.3	6.9	19.7	6.8
United Kingdom	6.2	0.1	16.4	22.7	21.4	—	22.7	275.6	18.4	192.8
South Korea	1.0	0.9	3.7	5.6	5.5	16.5	22.1	8.6	19.7	11.4
Italy	2.2	10.1	4.9	17.2	16.7	—	17.2	6.1	18.6	4.0

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

INTEREST REVENUE/EXPENSE AND YIELDS

Average Rates-Interest Revenue, Interest Expense, and Net Interest Margin

In millions of dollars	2nd Qtr. 2007(1)		1st Qtr. 2007		2nd Qtr. 2006		% Change 2Q07 vs. 2Q06
Interest Revenue(2)	$30,598		$28,132		$23,572		30%
Interest Expense(3)	19,172		17,562		13,717		40%
Net Interest Revenue(2)	$11,426		$10,570		$9,855		16%

Interest Revenue—Average Rate	6.43%		6.55%		6.52%		(9	) bps
Interest Expense—Average Rate	4.43%		4.55%		4.24%		19	bps
Net Interest Margin (NIM)	2.40%		2.46%		2.73%		(33	) bps

Interest Rate Benchmarks:
Federal Funds Rate—End of Period	5.25%		5.25%		5.25%		—

2 Year U.S. Treasury Note—Average Rate	4.80%		4.76%		4.99%		(19	) bps
10 Year U.S. Treasury Note—Average Rate	4.85%		4.68%		5.07%		(22	) bps
10 Year vs. 2 Year Spread	5	bps	(8	) bps	8	bps

(1)         The 2007 second quarter includes Nikko Cordial from May 9, 2007 forward.  Excluding Nikko Cordial, the average rate on Interest-Earning Assets and Interest-Bearing Liabilities would have been 6.56% and 4.51%, respectively.  Net Interest Revenue as a percentage of Average Interest-Earning Assets (NIM) would have been 2.45% in the second quarter of 2007.

(2)         Excludes taxable equivalent adjustment (based on the U.S. Federal statutory tax rate of 35%) of $45 million, $15 million, and $25 million for the second quarter of 2007, the first quarter of 2007, and the second quarter of 2006, respectively.

(3)         Excludes expenses associated with hybrid financial instruments and beneficial interest in consolidated VIEs.  These obligations are classified as Long-Term Debt and accounted for at fair value with changes recorded in Principal Transactions.

A significant portion of the Company’s business activities are based upon gathering deposits and borrowing money and then lending or investing those funds, including market-making activities in tradable securities. Net interest margin is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.

During 2007, pressure on net interest margin continued.  Net Interest Margin was mainly impacted by the results of Nikko Cordial, consolidated from May 9, 2007 forward.  The average rate on assets reflected a highly competitive loan pricing environment, as well as a shift in the Company’s loan portfolio from higher-yielding credit card receivables to assets that carry lower yields, such as mortgages and home equity loans.

See pages 31 – 37 for a detailed analysis of Average Rates and Volumes.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	2nd Qtr. 2007	1st Qtr. 2007	2nd Qtr. 2006	2nd Qtr. 2007	1st Qtr. 2007	2nd Qtr. 2006	2nd Qtr. 2007	1st Qtr. 2007	2nd Qtr. 2006
Assets
Deposits with banks(5)	$55,580	$45,306	$38,951	$792	$709	$517	5.72%	6.35%	5.32%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$185,143	$184,069	$163,276	$3,002	$2,879	$2,450	6.50%	6.34%	6.02%
In offices outside the U.S.(5)	135,668	109,226	87,806	1,660	1,410	947	4.91	5.24	4.33
Total	$320,811	$293,295	$251,082	$4,662	$4,289	$3,397	5.83%	5.93%	5.43%
Trading account assets(7)(8)
In U.S. offices	$264,112	$236,977	$181,415	$3,111	$2,822	$2,173	4.72%	4.83%	4.80%
In offices outside the U.S.(5)	180,361	133,274	99,644	1,274	1,108	875	2.83	3.37	3.52
Total	$444,473	$370,251	$281,059	$4,385	$3,930	$3,048	3.96%	4.30%	4.35%
Investments(1)
In U.S. offices
Taxable	$149,303	$160,372	$85,292	$1,860	$2,000	$873	5.00%	5.06%	4.11%
Exempt from U.S. income tax	18,971	16,810	15,470	273	190	182	5.77	4.58	4.72
In offices outside the U.S.(5)	113,068	107,079	97,138	1,444	1,350	1,200	5.12	5.11	4.95
Total	$281,342	$284,261	$197,900	$3,577	$3,540	$2,255	5.10%	5.05%	4.57%
Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$370,762	$362,860	$339,997	$7,663	$7,458	$7,071	8.29%	8.34%	8.34%
In offices outside the U.S.(5)	170,855	151,523	136,648	4,621	4,033	3,834	10.85	10.79	11.25
Total consumer loans	$541,617	$514,383	$476,645	$12,284	$11,491	$10,905	9.10%	9.06%	9.18%
Corporate loans
In U.S. offices	$31,075	$28,685	$25,740	$608	$538	$440	7.85%	7.61%	6.86%
In offices outside the U.S.(5)	152,545	136,103	122,944	3,361	2,906	2,298	8.84	8.66	7.50
Total corporate loans	$183,620	$164,788	$148,684	$3,969	$3,444	$2,738	8.67%	8.48%	7.39%
Total loans	$725,237	$679,171	$625,329	$16,253	$14,935	$13,643	8.99%	8.92%	8.75%
Other interest-earning assets	$82,459	$68,379	$55,081	$929	$729	$712	4.52%	4.32%	5.18%
Total interest-earning assets	$1,909,902	$1,740,663	$1,449,402	$30,598	$28,132	$23,572	6.43%	6.55%	6.52%
Non-interest-earning assets(7)	249,358	204,255	195,670
Total assets from discontinued operations	—	—	—
Total assets	$2,159,260	$1,944,918	$1,645,072

(1)         Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $45 million, $15 million, and $25 million for the second quarter of 2007, the first quarter of 2007, and the second quarter of 2006, respectively.

(2)         Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.  See Note 15 on page 69

(3)         Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)         Detailed average volume, interest revenue and interest expense exclude discontinued operations.  See Note 2 on page 53.

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

(9)          Includes cash-basis loans.

Reclassified to conform to the current period’s presentation.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,

AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume			Interest Expense			% Average Rate
In millions of dollars	2nd Qtr. 2007	1st Qtr. 2007	2nd Qtr. 2006	2nd Qtr. 2007	1st Qtr. 2007	2nd Qtr. 2006	2ndQtr. 2007	1st Qtr. 2007	2nd Qtr. 2006
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$147,517	$145,259	$133,958	$1,178	$1,170	$1,002	3.20%	3.27%	3.00%
Other time deposits	53,597	54,946	45,292	861	807	579	6.44	5.96	5.13
In offices outside the U.S.(6)	485,871	448,074	394,805	4,900	4,581	3,623	4.05	4.15	3.68
Total	$686,985	$648,279	$574,055	$6,939	$6,558	$5,204	4.05%	4.10%	3.64%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$233,021	$237,732	$187,346	$3,600	$3,541	$2,955	6.20%	6.04%	6.33%
In offices outside the U.S.(6)	152,984	128,641	97,408	2,312	1,942	1,364	6.06	6.12	5.62
Total	$386,005	$366,373	$284,754	$5,912	$5,483	$4,319	6.14%	6.07%	6.08%
Trading account liabilities(8)(9)
In U.S. offices	$58,139	$42,319	$35,503	$312	$235	$227	2.15%	2.25%	2.56%
In offices outside the U.S.(6)	62,949	45,340	39,364	68	72	54	0.43	0.64	0.55
Total	$121,088	$87,659	$74,867	$380	$307	$281	1.26%	1.42%	1.51%
Short-term borrowings
In U.S. offices	$170,962	$143,544	$118,686	$1,612	$1,262	$972	3.78%	3.57%	3.28%
In offices outside the U.S.(6)	66,077	40,835	25,501	325	202	157	1.97	2.01	2.47
Total	$237,039	$184,379	$144,187	$1,937	$1,464	$1,129	3.28%	3.22%	3.14%
Long-term debt (10)
In U.S. offices	$267,496	$252,833	$194,096	$3,562	$3,385	$2,476	5.34%	5.43%	5.12%
In offices outside the U.S.(6)	37,391	27,084	24,273	442	365	308	4.74	5.47	5.09
Total	$304,887	$279,917	$218,369	$4,004	$3,750	$2,784	5.27%	5.43%	5.11%
Total interest-bearing liabilities	$1,736,004	$1,566,607	$1,296,232	$19,172	$17,562	$13,717	4.43%	4.55%	4.24%
Demand deposits in U.S. offices	11,234	11,157	11,827
Other non-interest bearing liabilities(8)	287,371	247,402	222,581
Total liabilities from discontinued operations	—	—	—
Total liabilities	$2,034,609	$1,825,166	$1,530,640
Total stockholders’ equity(11)	$124,651	$119,752	$114,432
Total liabilities and stockholders’ equity	$2,159,260	$1,944,918	$1,645,072

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$1,087,398	$1,049,574	$859,063	$5,212	$4,976	$4,673	1.92%	1.92%	2.18%
In offices outside the U.S.(6)	822,504	691,089	590,339	6,214	5,594	5,182	3.03%	3.28	3.52
Total	$1,909,902	$1,740,663	$1,449,402	$11,426	$10,570	$9,855	2.40%	2.46%	2.73%

(1)          Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $45 million, $15 million, and $25 million for the second quarter of 2007, the first quarter of 2007, and the second quarter of 2006, respectively.

(2)          Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.  See Note 15 on page 69

(3)          Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)          Detailed average volume, interest revenue and interest expense exclude discontinued operations.  See Note 2 on page 53.

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

(10)    Excludes hybrid financial instruments and beneficial interests in consolidated VIEs that are classified as long-term debt as these obligations are accounted for at fair value with changes recorded in Principal Transactions.

(11)    Includes stockholders’ equity from discontinued operations.

(12)    Includes allocations for capital and funding costs based on the location of the asset.

Reclassified to conform to the current period’s presentation.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume		Interest Revenue		% Average Rate
In millions of dollars	Six Months 2007	Sixth Months 2006	Six Months 2007	Sixth Months 2006	Six Months 2007	Sixth Months 2006
Assets
Deposits with banks(5)	$50,443	$36,901	$1,501	$1,006	6.00%	5.50%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$184,606	$161,301	$5,881	$4,805	6.42%	6.01%
In offices outside the U.S.(5)	122,447	84,758	3,070	1,797	5.06	4.28
Total	$307,053	$246,059	$8,951	$6,602	5.88%	5.41%
Trading account assets(7)(8)
In U.S. offices	$250,545	$179,098	$5,933	$4,059	4.78%	4.57%
In offices outside the U.S.(5)	156,817	94,306	2,382	1,689	3.06	3.61
Total	$407,362	$273,404	$8,315	$5,748	4.12%	4.24%
Investments(1)
In U.S. offices
Taxable	$154,838	$85,115	$3,860	$1,657	5.03%	3.93%
Exempt from U.S. income tax	17,891	14,789	463	335	5.22	4.57
In offices outside the U.S.(5)	110,073	94,785	2,794	2,319	5.12	4.93
Total	$282,802	$194,689	$7,117	$4,311	5.07%	4.47%
Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$366,811	$333,511	$15,121	$13,733	8.31%	8.30%
In offices outside the U.S.(5)	161,189	134,007	8,654	7,524	10.83	11.32
Total consumer loans	$528,000	$467,518	$23,775	$21,257	9.08%	9.17%
Corporate loans
In U.S. offices	$29,880	$26,460	$1,146	$871	7.73%	6.64%
In offices outside the U.S.(5)	144,324	117,453	6,267	4,333	8.76	7.44
Total corporate loans	$174,204	$143,913	$7,413	$5,204	8.58%	7.29%
Total loans	$702,204	$611,431	$31,188	$26,461	8.96%	8.73%
Other interest-earning assets	$75,419	$57,144	$1,658	$1,317	4.43%	4.65%
Total interest-earning assets	$1,825,283	$1,419,628	$58,730	$45,445	6.49%	6.46%
Non-interest-earning assets(7)	226,806	188,976
Total assets from discontinued operations	—	—
Total assets	$2,052,089	$1,608,604

(1)                                  Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $60 million, $54 million for the first six months of 2007 and 2006, respectively.

(2)                                  Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.  See Note 15 on page 69.

(3)                                  Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)                                  Detailed average volume, interest revenue and interest expense exclude discontinued operations.  See Note 2 on page 53.

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

(9)                                  Includes cash-basis loans.

Reclassified to conform to the current period’s presentation.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,

AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume		Interest Expense		% Average Rate
In millions of dollars	Six Months 2007	Sixth Months 2006	Six Months 2007	Sixth Months 2006	Six Months 2007	Sixth Months 2006
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$146,388	$133,112	$2,348	$1,870	3.23%	2.83%
Other time deposits	54,272	43,851	1,668	1,078	6.20	4.96
In offices outside the U.S.(6)	466,972	382,613	9,481	6,761	4.09	3.56
Total	$667,632	$559,576	$13,497	$9,709	4.08%	3.50%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$235,377	$186,247	$7,141	$5,631	6.12%	6.10%
In offices outside the U.S.(6)	140,812	92,747	4,254	2,587	6.09	5.62
Total	$376,189	$278,994	$11,395	$8,218	6.11%	5.94%
Trading account liabilities(8)(9)
In U.S. offices	$50,229	$35,386	$547	$419	2.20%	2.39%
In offices outside the U.S.(6)	54,145	37,925	140	105	0.52	0.56
Total	$104,374	$73,311	$687	$524	1.33%	1.44%
Short-term borrowings
In U.S. offices	$157,253	$116,019	$2,874	$1,737	3.69%	3.02%
In offices outside the U.S.(6)	53,456	21,840	527	357	1.99	3.30
Total	$210,709	$137,859	$3,401	$2,094	3.25%	3.06%
Long-term debt(10)
In U.S. offices	$260,165	$192,936	$6,947	$4,665	5.38%	4.88%
In offices outside the U.S.(6)	32,237	24,130	807	614	5.05	5.13
Total	$292,402	$217,066	$7,754	$5,279	5.35%	4.90%
Total interest-bearing liabilities	$1,651,306	$1,266,806	$36,734	$25,824	4.49%	4.11%
Demand deposits in U.S. offices	11,196	10,936
Other non-interest bearing liabilities(8)	267,385	217,084
Total liabilities from discontinued operations	—	—
Total liabilities	$1,929,887	$1,494,826
Total stockholders’ equity(11)	$122,202	$113,778
Total liabilities and stockholders’ equity	$2,052,089	$1,608,604

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$1,068,486	$848,074	$10,188	$9,613	1.92%	2.29%
In offices outside the U.S.(6)	756,797	571,554	11,808	10,008	3.15	3.53
Total	$1,825,283	$1,419,628	$21,996	$19,621	2.43%	2.79%

(1)                                  Interest revenue the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $60 million, $54 million for the first six months of 2007 and 2006, respectively.

(2)                                  Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.  See Note 15 on page 69.

(3)                                  Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)                                  Detailed average volume, interest revenue and interest expense exclude discontinued operations.  See Note 2 on page 53.

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

(10)                            Excludes hybrid financial instruments and beneficial interests in consolidated VIEs that are classified as long-term debt as these obligations are accounted for at fair value with changes recorded in Principal Transactions.

(11)                            Includes stockholders’ equity from discontinued operations.

(12)                            Includes allocations for capital and funding costs based on the location of the asset.

Reclassified to conform to the current period’s presentation.

ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	2nd Qtr. 2007 vs. 1st Qtr. 2007			2nd Qtr. 2007 vs. 2nd Qtr. 2006
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)	Average Volume	Average Rate	Net Change(2)
Deposits with banks(4)	$150	$(67)	$83	$235	$40	$275
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$17	$106	$123	$345	$207	$552
In offices outside the U.S.(4)	327	(77)	250	572	141	713
Total	$344	$29	$373	$917	$348	$1,265
Trading account assets(5)
In U.S. offices	$320	$(31)	$289	$975	$(37)	$938
In offices outside the U.S.(4)	350	(184)	166	597	(198)	399
Total	$670	$(215)	$455	$1,572	$(235)	$1,337
Investments(1)
In U.S. offices	$(112)	$55	($57)	$820	$258	$1,078
In offices outside the U.S.(4)	76	18	94	202	42	244
Total	$(36)	$73	$37	$1,022	$300	$1,322
Loans—consumer
In U.S. offices	$163	$42	$205	$636	$(44)	$592
In offices outside the U.S.(4)	522	66	588	930	(143)	787
Total	$685	$108	$793	$1,566	$(187)	$1,379
Loans—corporate
In U.S. offices	$46	$24	$70	$99	$69	$168
In offices outside the U.S.(4)	360	95	455	610	453	1,063
Total	$406	$119	$525	$709	$522	$1,231
Total loans	$1,091	$227	$1,318	$2,275	$335	$2,610
Other interest-earning assets	$157	$43	$200	$317	$(100)	$217
Total interest revenue	$2,376	$90	$2,466	$6,338	$688	$7,026

(1)                                  The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%, and is excluded from this presentation.

(2)                                  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)                                  Detailed average volume, interest revenue and interest expense exclude discontinued operations.  See Note 2 on page 53.

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

ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	2nd Qtr. 2007 vs. 1st Qtr. 2007			2nd Qtr. 2007 vs. 2nd Qtr. 2006
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)	Average Volume	Average Rate	Net Change(2)
Deposits
In U.S. offices	$9	$53	$62	$206	$252	$458
In offices outside the U.S.(4)	382	(63)	319	894	383	1,277
Total	$391	$(10)	$381	$1,100	$635	$1,735
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(71)	$130	$59	$707	$(62)	$645
In offices outside the U.S.(4)	368	2	370	832	116	948
Total	$297	$132	$429	$1,539	$54	$1,593
Trading account liabilities(5)
In U.S. offices	$85	$(8)	$77	$126	$(41)	$85
In offices outside the U.S.(4)	23	(27)	(4)	27	(13)	14
Total	$108	$(35)	$73	$153	$(54)	$99
Short-term borrowings
In U.S. offices	$254	$96	$350	$476	$164	$640
In offices outside the U.S.(4)	124	(1)	123	206	(38)	168
Total	$378	$95	$473	$682	$126	$808
Long-term debt
In U.S. offices	$195	$(18)	$177	$973	$113	$1,086
In offices outside the U.S.(4)	126	(49)	77	156	(22)	134
Total	$321	$(67)	$254	$1,129	$91	$1,220
Total interest expense	$1,495	$115	$1,610	$4,603	$852	$5,455

Net interest revenue	$881	$(25)	$856	$1,735	$(164)	$1,571

(1)                                  The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%, and is excluded from this presentation.

(2)                                  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)                                  Detailed average volume, interest revenue and interest expense exclude discontinued operations.  See Note 2 on page 53.

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

ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE,

AND NET INTEREST REVENUE(1)(2)(3)

	Six Months 2007 vs. Six Months 2006
	Increase (Decrease)
	Due to Change in:		Net
In millions of dollars	Average Volume	Average Rate	Change(2)
Deposits with banks(4)	$396	$99	$495
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$727	$349	$1,076
In offices outside the U.S.(4)	902	371	1,273
Total	$1,629	$720	$2,349
Trading account assets(5)
In U.S. offices	$1,685	$189	$1,874
In offices outside the U.S.(4)	981	(288)	693
Total	$2,666	$(99)	$2,567
Investments(1)
In U.S. offices	$1,727	$604	$2,331
In offices outside the U.S.(4)	385	90	475
Total	$2,112	$694	$2,806
Loans—consumer
In U.S. offices	$1,373	$15	$1,388
In offices outside the U.S.(4)	1,471	(341)	1,130
Total	$2,844	$(326)	$2,518
Loans—corporate
In U.S. offices	$121	$154	$275
In offices outside the U.S.(4)	1,090	844	1,934
Total	$1,211	$998	$2,209
Total loans	$4,055	$672	$4,727
Other interest-earning assets	$404	$(63)	$341
Total interest revenue	$11,262	$2,023	$13,285
Deposits
In U.S. offices	$427	$641	$1,068
In offices outside the U.S.(4)	1,623	1,097	2,720
Total	$2,050	$1,738	$3,788
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$1,490	$20	$1,510
In offices outside the U.S.(4)	1,437	230	1,667
Total	$2,927	$250	$3,177
Trading account liabilities(5)
In U.S. offices	$164	$(36)	$128
In offices outside the U.S.(4)	42	(7)	35
Total	$206	$(43)	$163
Short-term borrowings
In U.S. offices	$701	$436	$1,137
In offices outside the U.S.(4)	356	(186)	170
Total	$1,057	$250	$1,307
Long-term debt
In U.S. offices	$1,756	$526	$2,282
In offices outside the U.S.(4)	203	(10)	193
Total	$1,959	$516	$2,475
Total interest expense	$8,199	$2,711	$10,910

Net interest revenue	$3,063	$(688)	$2,375

(1)                                  The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35% and is excluded from this presentation.

(2)                                  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)                                  Detailed average volume, interest revenue and interest expense exclude discontinued operations.  See Note 2 on page 53.

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

Citigroup maintained a “well capitalized” position during the first six months of 2007 and the full year of 2006:

Citigroup Regulatory Capital Ratios(1)

	June 30, 2007(3)	March 31, 2007	December 31, 2006
Tier 1 Capital	7.91%	8.26%	8.59%
Total Capital (Tier 1 and Tier 2)	11.23	11.48	11.65
Leverage(2)	4.37	4.84	5.16

(1)                                  The FRB granted interim capital relief for the impact of adopting SFAS 158.

(2)                                  Tier 1 Capital divided by adjusted average assets.

(3)                                  The impact related to using Citigroup’s credit rating under the adoption of SFAS 157 is excluded from Tier 1 Capital at June 30, 2007 and March 31, 2007, respectively.

Components of Capital Under Regulatory Guidelines

In millions of dollars	June 30, 2007	March 31, 2007	December 31, 2006
Tier 1 Capital
Common stockholders’ equity	$127,154	$121,083	$118,783
Qualifying perpetual preferred stock	400	1,000	1,000
Qualifying mandatorily redeemable securities of subsidiary trusts	10,095	9,440	9,579
Minority interest	3,889	1,124	1,107
Less: Net unrealized (gains) on securities available-for-sale(1)	(248)	(1,251)	(943)
Less: Accumulated net (gains)/losses on cash flow hedges, net of tax	(546)	500	61
Less: Pension liability adjustment, net of tax(2)	1,526	1,570	1,647
Less: Cumulative effect included in fair value of financial liabilities attributable to credit-worthiness, net of tax(3)	(138)	(222)	—
Less: Intangible assets:
Goodwill	(39,231)	(34,380)	(33,415)
Other disallowed intangible assets	(8,981)	(6,589)	(6,127)
Other	(1,485)	(853)	(793)
Total Tier 1 Capital	$92,435	$91,422	$90,899
Tier 2 Capital
Allowance for credit losses(4)	$11,475	$10,604	$10,034
Qualifying debt(5)	26,593	24,447	21,891
Unrealized marketable equity securities gains(1)	747	562	436
Total Tier 2 Capital	$38,815	$35,613	$32,361
Total Capital (Tier 1 and Tier 2)	$131,250	$127,035	$123,260
Risk-Adjusted Assets(6)	$1,168,380	$1,106,961	$1,057,872

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

(3)                                  The impact related to using Citigroup’s credit rating under the adoption of SFAS 157 is excluded from Tier 1 Capital at June 30, 2007 and March 31, 2007, respectively.

(4)                                  Includable up to 1.25% of risk-adjusted assets.  Any excess allowance is deducted from risk-adjusted assets.

(5)                                  Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(6)                                  Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $88.8 billion for interest rate, commodity and equity derivative contracts and foreign-exchange contracts as of June 30, 2007, compared with $87.3 billion as of March 31, 2007 and $77.1 billion as of December 31, 2006.  Market risk-equivalent assets included in risk-adjusted assets amounted to $60.3 billion, $43.3 billion, and $40.1 billion at June 30, 2007, March 31, 2007, and December 31, 2006, respectively.  Risk-adjusted assets also include the effect of other off-balance sheet exposures, such as unused loan commitments and letters of credit, and reflects deductions for certain intangible assets and any excess allowance for credit losses.

Common stockholders’ equity increased approximately $8.4 billion during the first six months of 2007 to $127.2 billion at June 30, 2007, representing 5.7% of assets.  This compares to $118.8 billion and 6.3% at year-end 2006.

Common Equity

The table below summarizes the change in common stockholders’ equity:

In billions of dollars
Common Equity, December 31, 2006	$118.8
Adjustment to opening retained earnings balance, net of tax(1)	(0.2)
Adjustment to opening Accumulated other comprehensive income (loss), balance, net of tax(2)	0.1
Net income	11.2
Employee benefit plans and other activities	2.0
Dividends	(5.4)
Issuance of shares for Grupo Cuscatlan acquisition	0.8
Treasury stock acquired	(0.7)
Net change in Accumulated other comprehensive income (loss), net of tax	0.6
Common Equity, June 30, 2007	$127.2

(1)                                  The adjustment to the opening balance of retained earnings represents the total of the after-tax amounts for the adoption of the following accounting pronouncements:

•                  SFAS 157, for $75 million,

•                  SFAS No. 159, for ($99) million,

•                  FSP No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2) for ($148) million, and

•                  FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) for ($14) million.

See Note 1 and Note 16 on pages 51 and 71, respectively.

(2)                                  The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities as well as several miscellaneous items previously reported in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115).  These available-for-sale securities were reclassified to retained earnings upon the adoption of the fair value option in accordance with SFAS 159.  See Note 1 and 16 on pages 51 and 71, respectively, for further discussions.

The decrease in the common stockholders’ equity ratio during the six months ended June 30, 2007 reflected the above items and a 17.9% increase in total assets.

On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases. As of June 30, 2007, $6.8 billion remained under authorized repurchase programs after the repurchase of $653 million and $7.0 billion in shares during the six months ended June 30, 2007 and full year 2006, respectively.  As a result of the Company’s recent acquisitions, the successful Nikko tender offer, and other growth opportunities, it is anticipated that the Company will not resume its share repurchase program for the remainder of the year.  This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act.  See “Forward-Looking Statements” on page 44.  For further details, see “Unregistered Sales of Equity Securities and Use of Proceeds” on page 92.

On June 18, 2007, Citigroup redeemed for cash shares of its 6.365% Cumulative Preferred Stock, Series F, at the redemption price of $50 per depository share plus accrued dividends to the date of redemption.

On July 11, 2007, Citigroup redeemed for cash shares of its 6.213% Cumulative Preferred Stock, Series G, at the redemption price of $50 per depository share plus accrued dividends to the date of redemption.  Because notice for redemption of these shares occurred prior to quarter-end, they did not qualify as Tier 1 Capital at June 30, 2007.

The table below summarizes the Company’s repurchase activity:

In millions, except per share amounts	Total Common Shares Repurchased	Dollar Value of Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
First quarter 2006	42.9	$2,000	$46.58	$2,412
Second quarter 2006	40.8	2,000	48.98	10,412	(1)
Third quarter 2006	40.9	2,000	48.90	8,412
Fourth quarter 2006	19.4	1,000	51.66	7,412
Total 2006	144.0	$7,000	$48.60	$7,412
First quarter 2007	12.1	$645	$53.37	$6,767
Second quarter 2007(2)	0.1	$8	$51.42	$6,759
Total year-to-date 2007	12.2	$653	$53.34	$6,759

(1)                                  On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.

(2)                                  See “Unregistered Sales of Equity Securities and Use of Proceeds” on page 92.

Citibank, N.A. Regulatory Capital Ratios(1)

Citigroup’s subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB’s guidelines. To be “well capitalized” under federal bank regulatory agency definitions, Citigroup’s depository institutions must have a Tier 1 Capital Ratio of at least 6%, a Total Capital (Tier 1 + Tier 2 Capital) Ratio of at least 10% and a Leverage Ratio of at least 5%, and not be subject to a regulatory directive to meet and maintain higher capital levels.  At June 30, 2007, all of Citigroup’s subsidiary depository institutions were “well capitalized” under the federal regulatory agencies’ definitions, including Citigroup’s primary depository institution, Citibank, N.A., as noted in the following table:

	June 30, 2007(3)	March 31, 2007(3)	December 31, 2006
Tier 1 Capital	8.21%	8.13%	8.32%
Total Capital (Tier 1 and Tier 2)	12.24	12.05	12.39
Leverage(2)	5.83	5.97	6.09

(1)          The U.S. banking agencies granted interim capital relief for the impact of adopting SFAS 158.

(2)          Tier 1 Capital divided by adjusted average assets.

(3)          The impact related to using Citigroup’s credit rating under the adoption of SFAS 157 is excluded from Tier 1 Capital at June 30, 2007 and March 31, 2007, respectively.

Citibank, N.A. Components of Capital Under Regulatory Guidelines(1)

In billions of dollars	June 30, 2007(2)	March 31, 2007(2)	December 31, 2006
Tier 1 Capital	$67.0	$62.2	$59.9
Total Capital (Tier 1 and Tier 2)	99.9	92.2	89.1

(1)          The U.S. banking agencies granted interim capital relief for the impact of adopting SFAS 158.

(2)          The impact related to using Citigroup’s credit rating under the adoption of SFAS 157 is excluded from Tier 1 Capital at June 30, 2007 and March 31, 2007, respectively.

Citibank, N.A. had net income for the second quarter of 2007 and for the six months ended June 30, 2007 of $3.0 billion and $5.2 billion, respectively.  During the second quarter of 2007 and for the six months ended June 30, 2007, Citibank received contributions from parent company of $3.7 billion and $5.7 billion, respectively.

During the first six months of 2007 and full year 2006, Citibank issued an additional $2.4 billion and $7.8 billion, respectively, of subordinated notes to Citicorp Holdings Inc. that qualify for inclusion in Citibank, N.A.’s Tier 2 Capital.  Total subordinated notes issued to Citicorp Holdings Inc. that were outstanding at June 30, 2007 and December 31, 2006 and included in Citibank, N.A.’s Tier 2 Capital amounted to $25.4 billion and $23.0 billion, respectively.

Broker-Dealer Subsidiaries

At June 30, 2007, Citigroup Global Markets Inc., an indirect wholly owned subsidiary of Citigroup Global Markets Holding Inc., had net capital, computed in accordance with the Net Capital Rule, of $4.4 billion, which exceeded the minimum requirement by $3.6 billion.

In addition, certain of the Company’s broker-dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. The Company’s broker-dealer subsidiaries were in compliance with their capital requirements at June 30, 2007.

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

On July 20, 2007, the U.S. banking regulators announced that the implementation of Basel II in the U.S. should be technically consistent in most aspects with the international version.  This should lead to the finalization of a rule for implementing the advanced approaches for computing Citigroup’s risk-based capital requirements under Basel II.  The U.S. implementation timetable is expected to consist of parallel calculations under the current regulatory capital regime (Basel I) and Basel II, starting January 1, 2008, and an implementation transition period, starting January 1, 2009 through year-end 2011 or possibly later. The U.S. regulators have reserved the right to change how Basel II is applied in the U.S. following a review at the end of the second year of the transitional period, and to retain the existing Prompt Corrective Action and leverage capital requirements applicable to U.S. banking organizations.

Citigroup continues to monitor, analyze and comment on the developing capital standards in the U.S. and in countries where Citigroup has a significant presence, in order to assess their collective impact and allocate project management and funding resources accordingly.

Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  See “Forward-Looking Statements” on page 44.

LIQUIDITY

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

At June 30, 2007, long-term debt and commercial paper outstanding for Citigroup Parent Company, CGMHI, Citigroup Funding Inc. and Citigroup’s other subsidiaries were as follows:

In billions of dollars	Citigroup Parent Company	CGMHI	Citigroup Funding Inc.	Other Citigroup Subsidiaries
Long-term debt	$140.4	$29.2	$30.9	$139.6	(1)
Commercial paper	$—	$—	$53.1	$2.7

(1)             At June 30, 2007, approximately $90.2 billion relates to collateralized advances from the Federal Home Loan Bank.

See Note 12 on page 61 for further detail on long-term debt and commercial paper outstanding.

Citigroup’s ability to access the capital markets and other sources of wholesale funds, as well as the cost of these funds, is highly dependent on its credit ratings.  The accompanying chart shows the ratings for Citigroup at June 30, 2007.  The outlook for all of Citigroup’s ratings is “stable.”

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

As of June 30, 2007, Citigroup’s subsidiary depository institutions can declare dividends to their parent companies, without regulatory approval, of approximately $16.3 billion. In determining the dividends, each depository institution must also consider its effect on applicable risk-based capital and Leverage Ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that, as of June 30, 2007, its subsidiary depository institutions can distribute dividends to Citigroup of approximately $9.6 billion of the available $16.3 billion.

Citigroup’s Debt Ratings as of June 30, 2007

	Citigroup Inc.			Citigroup Funding Inc.			Citibank, N.A.
	Senior Debt	Subordinated Debt	Commercial Paper	Senior Debt	Subordinated Debt	Commercial Paper	Long-Term	Short-Term
Fitch Ratings	AA+	AA	F1+	AA+	AA	F1+	AA+	F1+
Moody’s Investors Service	Aal	Aa2	P-1	Aa1	Aa2	P-1	Aaa	P-1
Standard & Poor’s	AA	AA-	A-1+	AA	AA-	A-1+	AA+	A-1+

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

Securitization of Citigroup’s Assets

In some of these off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations, Citigroup is securitizing assets that were previously recorded on its Consolidated Balance Sheet. A summary of certain cash flows received from and paid to securitization trusts is included in Note 13 on page 63.

Credit Card Receivables

The following table reflects amounts related to the Company’s securitized credit card receivables at June 30, 2007 and December 31, 2006:

In billions of dollars	June 30, 2007	December 31, 2006
Principal amount of credit card receivables in trusts	$111.6	$112.4
Ownership interests in principal amount of trust credit card receivables:
Sold to investors via trust-issued securities	96.0	93.1
Retained by Citigroup as trust-issued securities	3.4	5.1
Retained by Citigroup via non-certificated interest recorded as consumer loans	12.2	14.2
Total ownership interests in principal amount of trust credit card receivables	$111.6	$112.4
Other amounts recorded on the balance sheet related to interests retained in the trusts:
Amounts receivable from trusts	$4.5	$4.5
Amounts payable to trusts	1.8	1.7
Residual interest retained in trust cash flows	2.8	2.5

In the second quarters of 2007 and 2006, the Company recorded net gains from securitization of credit card receivables of $149 million and $284 million, respectively, and $396 million and $456 million in the first six months of 2007 and 2006, respectively.  Net gains reflect the following:

•                  incremental gains from new securitizations

•                  the reversal of the allowance for loan losses associated with receivables sold

•                  net gains on replenishments of the trust assets

•                  offset by other-than-temporary impairments for the portion of the residual interest classified as available-for-sale

•                  Mark-to-market changes for the portion of the residual interest classified as trading

See Note 13 on page 63 for additional information regarding the Company’s securitization activities.

Mortgages and Other Assets

The Company provides a wide range of mortgage and other loan products to its customers. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company’s credit exposure to the borrowers.  In addition to servicing rights, the Company also retains a residual interest in its student loan and other asset securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $144 million and $96 million in the second quarters of 2007 and 2006, respectively, and $189 million and $148 million in the first six months of 2007 and 2006, respectively.

Securitization of Client Assets

The Company acts as an intermediary for its corporate clients, assisting them in obtaining liquidity by selling their trade receivables or other financial assets to an SPE.

In addition, Citigroup administers several third-party-owned, special purpose, multi-seller finance companies that purchase pools of trade receivables, credit card receivables, and other financial assets from its clients.  At June 30, 2007 and December 31, 2006, total combined assets and liabilities in the unconsolidated conduits were $77 billion and $66 billion, respectively.

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

See Note 13 on page 63 for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

The table below summarizes Citigroup’s credit commitments as of June 30, 2007 and December 31, 2006.

In millions of dollars	June 30, 2007	December 31, 2006
Financial standby letters of credit and foreign office guarantees	$80,654	$72,548
Performance standby letters of credit and foreign office guarantees	16,242	15,802
Commercial and similar letters of credit	9,270	7,861
One- to four-family residential mortgages	6,641	3,457
Revolving open-end loans secured by one- to four-family residential properties	34,136	32,449
Commercial real estate, construction and land development	5,177	4,007
Credit card lines(1)	1,014,718	987,409
Commercial and other consumer loan commitments(2)	548,441	439,931
Total	$1,715,279	$1,563,464

(1)             Credit card lines are unconditionally cancelable by the issuer.

(2)             Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities.  Amounts include $315 billion and $251 billion with original maturity of less than one year at June 30, 2007 and December 31, 2006, respectively.

CONTROLS AND PROCEDURES

Disclosure

The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Company’s disclosure controls and procedures were effective.

Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

These forward-looking statements involve external risks and uncertainties including, but not limited, to those described in the Company’s 2006 Annual Report on Form 10-K section entitled “Risk Factors”: economic conditions; credit, market and liquidity risk; competition; country risk; operational risk; U.S. fiscal policies; reputational and legal risk; and certain regulatory considerations. Risks and uncertainties disclosed in this 10-Q include, but are not limited to:

•                  the effect a widening of credit spreads so far in the third quarter of 2007 may have on the sale of certain debt financing commitments that the Company has with clients;

•                  the expectation that the consumer credit environment will continue to deteriorate in the second half of 2007;

•                  the estimate that the Company’s consumer finance business in Japan will have net losses in 2007;

•                  the likely adjustment to price and terms of certain leveraged financing commitments; and

•                  the possible impact Basel II will have on capital standards in the U.S. and in countries where Citigroup has a significant presence.

Citigroup Inc.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2007	2006(1)	2007	2006(1)
Revenues
Interest revenue	$30,598	$23,572	$58,730	$45,445
Interest expense	19,172	13,717	36,734	25,824
Net interest revenue	$11,426	$9,855	$21,996	$19,621
Commissions and fees	$6,474	$5,331	$12,247	$10,519
Principal transactions	2,787	1,703	5,784	3,820
Administration and other fiduciary fees	2,241	1,707	4,190	3,412
Realized gains (losses) from sales of investments	119	302	592	681
Insurance premiums	846	800	1,684	1,570
Other revenue	2,737	2,484	5,596	4,742
Total non-interest revenues	$15,204	$12,327	$30,093	$24,744
Total revenues, net of interest expense	$26,630	$22,182	$52,089	$44,365

Provision for credit losses and for benefits and claims
Provision for loan losses	$2,520	$1,436	$5,226	$2,832
Policyholder benefits and claims	197	231	458	458
Provision for unfunded lending commitments	—	150	—	200
Total provision for credit losses and for benefits and claims	$2,717	$1,817	$5,684	$3,490

Operating expenses
Compensation and benefits	$8,922	$7,374	$17,621	$15,637
Net occupancy expense	1,603	1,411	3,132	2,793
Technology/communication expense	1,143	934	2,122	1,820
Advertising and marketing expense	767	652	1,384	1,255
Restructuring expense	63	-	1,440	—
Other operating expenses	2,357	2,398	4,727	4,622
Total operating expenses	$14,855	$12,769	$30,426	$26,127

Income from continuing operations before income taxes and minority interest	$9,058	$7,596	$15,979	$14,748
Provision for income taxes	2,709	2,303	4,571	3,840
Minority interest, net of taxes	123	31	170	91

Income from continuing operations	$6,226	$5,262	$11,238	$10,817

Discontinued operations
Income from discontinued operations	$—	$—	$—	$1
Gain on sale	—	—	—	21
Provision (benefit) for income taxes and minority interest, net of taxes	—	(3)	—	(65)
Income from discontinued operations, net of taxes	$—	$3	$—	$87

Net income	$6,226	$5,265	$11,238	$10,904

Basic earnings per share(2)
Income from continuing operations	$1.27	$1.07	$2.29	$2.20
Income from discontinued operations, net of taxes	—	—	—	0.02
Net income	$1.27	$1.07	$2.29	$2.21
Weighted average common shares outstanding	4,898.3	4,899.0	4,887.7	4,909.9
Diluted earnings per share(2)
Income from continuing operations	$1.24	$1.05	$2.25	$2.16
Income from discontinued operations, net of taxes	—	—	—	0.02
Net income	$1.24	$1.05	$2.25	$2.17
Adjusted weighted average common shares outstanding	4,992.9	4,990.0	4,980.4	4,999.0

(1)             Reclassified to conform to the current period’s presentation.

(2)             Due to rounding, earnings per share on continuing and discontinued operations may not sum to earnings per share on net income.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	June 30, 2007 (Unaudited)	December 31, 2006
Assets
Cash and due from banks (including segregated cash and other deposits)	$30,635	$26,514
Deposits with banks	70,897	42,522
Federal funds sold and securities borrowed or purchased under agreements to resell (including $108,000 at fair value as of June 30, 2007)	348,129	282,817
Brokerage receivables	61,144	44,445
Trading account assets (including $190,038 and $125,231 pledged to creditors at June 30, 2007 and December 31, 2006, respectively)	538,316	393,925
Investments (including $20,636 and $16,355 pledged to creditors as of June 30, 2007 and December 31, 2006, respectively)	257,880	273,591
Loans, net of unearned income
Consumer	551,223	512,921
Corporate (including $2,280 and $384 at fair value as of June 30, 2007 and December 31, 2006, respectively)	191,701	166,271
Loans, net of unearned income	$742,924	$679,192
Allowance for loan losses	(10,381)	(8,940)
Total loans, net	$732,543	$670,252
Goodwill	39,231	33,415
Intangible assets	22,975	15,901
Other assets (including $18,030 at fair value as of June 30, 2007)	119,116	100,936
Total assets	$2,220,866	$1,884,318
Liabilities
Non-interest-bearing deposits in U.S. offices	$41,740	$38,615
Interest-bearing deposits in U.S. offices (including $720 and $366 at fair value as of June 30, 2007 and December 31, 2006, respectively)	196,481	195,002
Non-interest-bearing deposits in offices outside the U.S.	39,132	35,149
Interest-bearing deposits in offices outside the U.S. (including $2,151 and $472 at fair value at June 30, 2007 and December 31, 2006, respectively)	494,408	443,275
Total deposits	$771,761	$712,041
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $263,261 at fair value as of June 30, 2007)	394,143	349,235
Brokerage payables	96,528	85,119
Trading account liabilities	217,992	145,887
Short-term borrowings (including $6,859 and $2,012 at fair value as of June 30, 2007 and December 31, 2006, respectively)	167,139	100,833
Long-term debt (including $26,021 and $9,439 at fair value as of June 30, 2007 and December 31, 2006, respectively)	340,077	288,494
Other liabilities (including $4,897 at fair value as of June 30, 2007)	105,472	82,926
Total liabilities	$2,093,112	$1,764,535
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	$600	$1,000
Common stock ($.01 par value; authorized shares: 15 billion), issued shares- 5,477,416,086 shares at June 30, 2007 and at December 31, 2006	55	55
Additional paid-in capital	17,725	18,253
Retained earnings	134,932	129,267
Treasury stock, at cost: June 30, 2007—502,863,352 shares and December 31, 2006—565,422,301 shares	(22,588)	(25,092)
Accumulated other comprehensive income (loss)	(2,970)	(3,700)
Total stockholders’ equity	$127,754	$119,783
Total liabilities and stockholders’ equity	$2,220,866	$1,884,318

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Six Months Ended June 30,
In millions of dollars, except shares in thousands	2007	2006
Preferred stock at aggregate liquidation value
Balance, beginning of period	$1,000	$1,125
Redemption or retirement of preferred stock	(400)	(125)
Balance, end of period	$600	$1,000
Common stock and additional paid-in capital
Balance, beginning of period	$18,308	$17,538
Employee benefit plans	(646)	(58)
Issuance of shares for Grupo Cuscatlan acquisition	118	—
Other	—	1
Balance, end of period	$17,780	$17,481
Retained earnings
Balance, beginning of period	$129,267	$117,555
Adjustment to opening balance, net of tax(1)	(186)	—
Adjusted balance, beginning of period	$129,081	$117,555
Net income	11,238	10,904
Common dividends(2)	(5,353)	(4,929)
Preferred dividends	(34)	(33)
Balance, end of period	$134,932	$123,497
Treasury stock, at cost
Balance, beginning of period	$(25,092)	$(21,149)
Issuance of shares pursuant to employee benefit plans	2,520	1,945
Treasury stock acquired(3)	(653)	(4,000)
Issuance of shares for Grupo Cuscatlan acquisition	637	—
Other	—	5
Balance, end of period	$(22,588)	$(23,199)
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(3,700)	$(2,532)
Adjustment to opening balance, net of tax(4)	149	—
Adjusted balance, beginning of period	$(3,551)	$(2,532)
Net change in unrealized gains and losses on investment securities, net of tax	(844)	(1,330)
Net change in cash flow hedges, net of tax	607	511
Net change in foreign currency translation adjustment, net of tax	697	(1)
Pension liability adjustment, net of tax	121	1
Net change in Accumulated other comprehensive income (loss)	$581	$(819)
Balance, end of period	$(2,970)	$(3,351)
Total common stockholders’ equity (shares outstanding: 4,974,553 at June 30, 2007 and 4,971,241 at December 31, 2006)	$127,154	$114,428
Total stockholders’ equity	$127,754	$115,428
Comprehensive income
Net income	$11,238	$10,904
Net change in Accumulated other comprehensive income (loss)	581	(819)
Total comprehensive income	$11,819	$10,085

(1)             The adjustment to the opening balance of retained earnings represents the total of the after-tax amounts for the adoption of the following accounting pronouncements:

•                  SFAS 157 for $75 million,

•                  SFAS 159 for ($99) million,

•                  FSP 13-2 for ($148) million, and

•                  FIN 48 for ($14) million.

See Note 1 and Note 16 on pages 51 and 71, respectively.

(2)             Common dividends declared were 54 cents per share in the first and second quarters of 2007 and 49 cents per share in the first and second quarters of 2006.

(3)             All open market repurchases were transacted under an existing authorized share repurchase plan.  On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.

(4)             The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities as well as several miscellaneous items previously reported in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115).  The related unrealized gains and losses were reclassified to retained earnings upon the adoption of the fair value option in accordance with SFAS 159.  See Note 1 and Note 16 on pages 51 and 71 for further discussions.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
In millions of dollars	2007	2006(1)
Cash flows from operating activities of continuing operations
Net income	$11,238	$10,904
Income from discontinued operations, net of taxes and minority interest	—	87
Income from continuing operations	$11,238	$10,817
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	171	142
Additions to deferred policy acquisition costs	(244)	(155)
Depreciation and amortization	1,151	1,215
Provision for credit losses	5,226	3,032
Change in trading account assets	(107,467)	(32,070)
Change in trading account liabilities	56,803	21,875
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(35,920)	(16,926)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	32,917	22,102
Change in brokerage receivables net of brokerage payables	(7,017)	637
Net gains from sales of investments	(592)	(681)
Change in loans held for sale	(4,111)	(609)
Other, net	7,291	(6,274)
Total adjustments	$(51,792)	$(7,712)
Net cash (used in) provided by operating activities of continuing operations	$(40,554)	$3,105
Cash flows from investing activities of continuing operations
Change in deposits at interest with banks	($18,747)	$(4,223)
Change in loans	(175,228)	(185,799)
Proceeds from sales and securitizations of loans	129,093	129,468
Purchases of investments	(138,068)	(109,734)
Proceeds from sales of investments	92,557	33,944
Proceeds from maturities of investments	71,022	61,471
Capital expenditures on premises and equipment	(1,743)	(1,738)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	1,394	602
Business acquisitions	(13,525)	—
Net cash used in investing activities of continuing operations	$(53,245)	$(76,009)
Cash flows from financing activities of continuing operations
Dividends paid	$(5,387)	$(4,962)
Issuance of common stock	852	900
Redemption or retirement of preferred stock	(400)	(125)
Treasury stock acquired	(653)	(4,000)
Stock tendered for payment of withholding taxes	(843)	(591)
Issuance of long-term debt	65,229	47,580
Payments and redemptions of long-term debt	(39,335)	(26,191)
Change in deposits	43,434	54,967
Change in short-term borrowings	34,734	5,651
Net cash provided by financing activities of continuing operations	$97,631	$73,229
Effect of exchange rate changes on cash and cash equivalents	$289	$354
Change in cash and due from banks	$4,121	$679
Cash and due from banks at beginning of period	$26,514	$23,632
Cash and due from banks at end of period	$30,635	$24,311
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$2,652	$2,148
Cash paid during the period for interest	$33,734	$22,927
Non-cash investing activities
Transfers to repossessed assets	$882	$667

(1)             Reclassified to conform to the current period’s presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	June 30, 2007 (Unaudited)	December 31, 2006
Assets
Cash and due from banks	$22,912	$18,917
Deposits with banks	59,850	38,377
Federal funds sold and securities purchased under agreements to resell	12,300	9,219
Trading account assets (including $217 and $117 pledged to creditors at June 30, 2007 and December 31, 2006, respectively)	126,525	103,945
Investments (including $2,469 and $1,953 pledged to creditors at June 30, 2007 and December 31, 2006, respectively)	194,760	215,222
Loans, net of unearned income	620,019	558,952
Allowance for loan losses	(6,517)	(5,152)
Total loans, net	$613,502	$553,800
Goodwill	17,105	13,799
Intangible assets	12,167	6,984
Premises and equipment, net	7,379	7,090
Interest and fees receivable	8,057	7,354
Other assets	58,283	44,790
Total assets	$1,132,840	$1,019,497
Liabilities
Non-interest-bearing deposits in U.S. offices	$41,604	$38,663
Interest-bearing deposits in U.S. offices	162,416	167,015
Non-interest-bearing deposits in offices outside the U.S.	35,546	31,169
Interest-bearing deposits in offices outside the U.S.	486,382	428,896
Total deposits	$725,948	$665,743
Trading account liabilities	54,213	43,136
Purchased funds and other borrowings	81,451	73,081
Accrued taxes and other expense	11,110	10,777
Long-term debt and subordinated notes	135,295	115,833
Other liabilities	40,758	37,774
Total liabilities	$1,048,775	$946,344

Stockholder’s equity
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	$751	$751
Surplus	49,487	43,753
Retained earnings	35,343	30,358
Accumulated other comprehensive income (loss)(1)	(1,516)	(1,709)
Total stockholder’s equity	$84,065	$73,153
Total liabilities and stockholder’s equity	$1,132,840	$1,019,497

(1)             Amounts at June 30, 2007 and December 31, 2006 include the after-tax amounts for net unrealized gains/(losses) on investment securities of ($1.016) billion and ($119) million, respectively, for foreign currency translation of $239 million and ($456) million, respectively, for cash flow hedges of $176 million and ($131) million, respectively, and for additional minimum pension liability of ($915) million and ($1.003) billion, respectively.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2007 and for the three- and six-month periods ended June 30, 2007 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup’s 2006 Annual Report on Form 10-K.

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

Certain reclassifications have been made to the prior-period’s financial statements to conform to the current period’s presentation.

Significant Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Company has identified five policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain.  These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations, Income Taxes and Legal Reserves.  The Company, in consultation with the Audit and Risk Management Committee of the Board of Directors, has reviewed and approved these significant accounting policies, which are further described in the Company’s 2006 Annual Report on Form 10-K.

Loans

Loans are classified upon origination or acquisition as either held for investment or held-for-sale. This classification is based on management’s intent and ability with regard to those loans.

Substantially all of the consumer loans sold or securitized by Citigroup are U.S. prime mortgage loans or U.S. credit card receivables.  The practice of the U.S. prime mortgage business has been to sell all of its loans except for nonconforming adjustable rate loans.  U.S. prime mortgage conforming loans are classified as held-for-sale at the time of origination.   The related cash flows are classified in the Consolidated Statement of Cash Flows in the cash flows from operating activities category on the line “Change in loans held for sale.”

U.S credit card receivables are classified at origination as loans held-for-sale to the extent that management does not have the intent to hold the receivables for the foreseeable future or until maturity.  The U.S. credit card securitization forecast for the three months following the latest balance sheet date is the basis for the amount of such loans classified as held-for-sale.  Cash flows related to U.S. credit card loans classified as held-for-sale at origination or acquisition are reported in the cash flows from operating activities category on the line “Change in loans held for sale.”

Loans that are held for investment are classified as Loans, net of unearned income on the Consolidated Balance Sheet, and the related cash flows are included within the cash flows from investing activities category in the Consolidated Statement of Cash Flows, on the line “Changes in loans.”  However, when the initial intent for holding a loan has changed from held for investment to held-for-sale, the loan is reclassified to held-for-sale, but the related cash flows continue to be reported in cash flows from investing activities in the Consolidated Statement of Cash Flows on the line “Proceeds from sales and securitizations of loans.”

Reward Costs

The Company recognizes all reward costs for bank and credit card customers as incurred as a reduction of commissions and fees and Other revenue.

Accounting Changes

Fair Value Measurements (SFAS 157)

The Company elected to early-adopt SFAS 157, “Fair Value Measurements” (SFAS 157), as of January 1, 2007.  SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS 157 requires, among other things, Citigroup’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs.  In addition, SFAS 157 precludes the use of block discounts for instruments traded in an active market, which were previously applied to large holdings of publicly-traded equity securities, and requires the recognition of trade-date gains related to certain derivative trades that use unobservable inputs in determining the fair value. This guidance supersedes the guidance in EITF Issue No. 02-3, which prohibited the recognition of day-one gains on certain derivative trades when determining the fair value of instruments not traded in an active market. The cumulative effect of these two changes resulted in an increase to January 1, 2007 retained earnings of $75 million.

In moving to maximize the use of observable inputs as required by SFAS 157, Citigroup began to reflect external credit ratings as well as other observable inputs when measuring the fair value of our derivative positions.  The cumulative effect of making this derivative valuation adjustment was a gain of $250 million after-tax ($402 million pretax, which was recorded in the Markets & Banking business), or $0.05 per diluted share, included in 2007 first quarter earnings.  The primary drivers of this change were the requirement that Citigroup include its own credit rating in pricing derivatives and the elimination of a valuation adjustment, which is no longer necessary under SFAS 157.

 See Note 16 on page 71 for additional information.

Fair Value Option (SFAS 159)

In conjunction with the adoption of SFAS 157, the Company early-adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), as of January 1, 2007.  SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings.  After the initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked.  Under the SFAS 159 transition provisions, the Company has elected to report certain financial instruments and other items at fair value on a contract-by-contract basis, with future changes in value reported in earnings.  SFAS 159 provides an opportunity to mitigate volatility in reported earnings that was caused by measuring hedged assets and liabilities that were previously required to use an accounting method other than fair value, while the related economic hedges were reported at fair value.

The adoption of SFAS 159 resulted in a decrease to January 1, 2007 retained earnings of $99 million.

See Note 16 on page 71 for additional information.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which sets out a framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50 percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves.

 Citigroup adopted FIN 48 as of January 1, 2007, resulting in a decrease to January 1, 2007 retained earnings of $14 million.

The total unrecognized tax benefits as of January 1, 2007 were $3.1 billion.  There was no material change to this balance during the first and second quarters of 2007.  The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate was $1.0 billion.  The remaining $2.1 billion represents temporary differences or amounts for which offsetting deductions or credits are available in a different taxing jurisdiction.  The total amount of interest and penalties recognized in the Consolidated Balance Sheet at January 1, 2007 was approximately $510 million ($320 million net of tax).  There was no material change to this balance during the first and second quarters of 2007.  The Company classifies interest and penalties as income tax expense.  The Company is currently under audit by the IRS and other major taxing jurisdictions around the world.  It is thus reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months (an estimate of the range of such gross changes cannot be made), but the Company does not expect such audits to result in amounts that would cause a significant change to its effective tax rate.

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2003
Mexico	2004
New York State and City	2005	(1)
United Kingdom	1998
Germany	2000
Korea	2001

(1)             During the first quarter of 2007, one of the major filing groups completed an audit for 2001–2004.

Leveraged Leases

On January 1, 2007, the Company adopted FASB  Staff Position, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction” (FSP 13-2), which provides guidance regarding changes or projected changes in the timing of cash flows relating to income taxes generated by a leveraged lease transaction.

Leveraged leases can provide significant tax benefits to the lessor, primarily as a result of the timing of tax payments.  Since changes in the timing and/or amount of these tax benefits may have a significant effect on the cash flows of a lease transaction, a lessor, in accordance with FSP 13-2, will be required to perform a recalculation of a leveraged lease when there is a change or projected change in the timing of the realization of tax benefits generated by that lease. Previously, Citigroup did not recalculate the tax benefits if only the timing of cash flows had changed.

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

Accounting for Certain Hybrid Financial Instruments

On January 1, 2006, the Company elected to early-adopt, primarily on a prospective basis, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155). In accordance with this standard, hybrid financial instruments—such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as certain interest-only instruments—may be accounted for at fair value if the Company makes an irrevocable election to do so on an instrument-by-instrument basis. The changes in fair value are recorded in current earnings. The impact of adopting this standard was not material.

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

Future Application of Accounting Standards

Investment Company Audit Guide (SOP 07-1)

In July 2007, the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1), which will become effective for fiscal years beginning on or after December 15, 2007.  SOP 07-1 sets forth more stringent criteria for qualifying as an investment company than does the predecessor Audit Guide.  In addition, SOP 07-1 establishes new criteria for a parent company or equity method investor to retain investment company accounting in their consolidated financial statements. Investment companies record all their investments at fair value with changes in value reflected in earnings. The Company is currently evaluating the potential impact of adopting SOP 07-1 as of January 1, 2008.

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

2.     Discontinued Operations

Sale of the Asset Management Business

On December 1, 2005, the Company completed the sale of substantially all of its Asset Management Business, which had total assets of approximately $1.4 billion and liabilities of approximately $0.6 billion at the closing date, to Legg Mason, Inc. (Legg Mason) in exchange for Legg Mason’s broker-dealer and capital markets businesses, $2.298 billion of Legg Mason’s common and preferred shares (valued as of the closing date), and $500 million in cash.  The transaction did not include Citigroup’s asset management business in Mexico, its retirement services business in Latin America (both of which are included in International Retail Banking) or its interest in the CitiStreet joint venture (which is included in Smith Barney). The total value of the transaction at the time of closing was approximately $4.369 billion, resulting in an after-tax gain to Citigroup of approximately $2.082 billion ($3.404 billion pretax, which was reported in discontinued operations).   (The transactions described above are referred to as the “Sale of the Asset Management Business.”)

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

The following is summarized financial information for discontinued operations related to the Sale of the Asset Management Business:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2007	2006	2007	2006
Total revenues, net of interest expense	$—	$—	$—	$21
Income (loss) from discontinued operations	$—	$—	$—	$(1)
Gain on sale	—	—	—	21
Provision for income taxes and minority interest, net of taxes	—	(3)	—	7
Income from discontinued operations, net of taxes	$—	$3	$—	$13

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

(The transaction described in the preceding two paragraphs is referred to as the “Sale of the Life Insurance & Annuities Business.”)

During the first quarter of 2006, $15 million of the total $657 million federal tax contingency reserve release was reported within discontinued operations as it related to the Life Insurance & Annuities Business sold to MetLife.

In July 2006, Citigroup recognized an $85 million after-tax gain from the sale of MetLife shares. This gain was reported in income from continuing operations in the Alternative Investments business.

In July 2006, the Company received the final closing adjustment payment related to this sale, resulting in an after-tax gain of $75 million ($115 million pretax), which was recorded in discontinued operations.

In addition, during the 2006 third quarter, a release of $42 million of deferred tax liabilities was reported in discontinued operations as it related to the Life Insurance & Annuities Business sold to MetLife.

Results for all of the businesses included in the Sale of the Life Insurance & Annuities Business are reported as discontinued operations for all periods presented.

Summarized financial information for discontinued operations related to the Sale of the Life Insurance & Annuities Business is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2007	2006	2007	2006
Total revenues, net of interest expense	$—	$—	$—	$—
Income from discontinued operations	$—	$—	$—	$2
Provision (benefit) for income taxes	—	—	—	(28)
Income from discontinued operations, net of taxes	$—	$—	$—	$30

The Spin-Off of Travelers Property Casualty Corp. (TPC)

During the first quarter of 2006, releases from various tax contingency reserves were recorded as the IRS concluded their tax audits for the years 1999 through 2002. Included in these releases was $44 million related to Travelers Property Casualty Corp., which the Company spun off during 2002. This release has been included in the provision for income taxes in the results for discontinued operations.

Combined Results for Discontinued Operations

Summarized financial information for the Life Insurance and Annuities Business, the Asset Management Business, and Travelers Property Casualty Corp. is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2007	2006	2007	2006
Total revenues, net of interest expense	$—	$—	$—	$21
Income from discontinued operations	$—	$—	$—	$1
Gain on sale	—	—	—	21
Provision (benefit) for income taxes and minority interest, net of taxes	—	(3)	—	(65)
Income from discontinued operations, net of taxes	$—	$3	$—	$87

3.     Business Segments

The following table presents certain information regarding the Company’s continuing operations by segment:

	Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes		Income (Loss) from Continuing Operations(1)		Identifiable Assets
In millions of dollars, except	Three Months Ended June 30,						June 30,	Dec. 31,
identifiable assets in billions	2007	2006	2007	2006	2007	2006	2007	2006
Global Consumer	$13,662	$12,628	$1,104	$1,400	$2,696	$3,177	$741	$702
Markets & Banking	8,961	6,761	1,236	702	2,832	1,723	1,343	1,078
Global Wealth Management	3,197	2,492	199	176	514	347	94	66
Alternative Investments	1,032	584	297	138	456	257	17	12
Corporate/Other(3)	(222)	(283)	(127)	(113)	(272)	(242)	26	26
Total	$26,630	$22,182	$2,709	$2,303	$6,226	$5,262	$2,221	$1,884

	Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes		Income (Loss) from Continuing Operations(1)
	Six Months Ended June 30,
In millions of dollars	2007	2006	2007	2006(2)	2007	2006(2)
Global Consumer	$26,768	$24,583	$2,121	$2,247	$5,329	$6,250
Markets & Banking	17,918	14,040	2,183	1,276	5,453	3,652
Global Wealth Management	6,015	4,975	450	312	962	634
Alternative Investments	1,594	1,259	435	249	678	610
Corporate/Other(3)	(206)	(492)	(618)	(244)	(1,184)	(329)
Total	$52,089	$44,365	$4,571	3,840	$11,238	$10,817

(1)             Includes pretax provisions (credits) for credit losses and for benefits and claims in the Global Consumer results of $2.8 billion and $1.6 billion, in Markets & Banking results of ($62) million and $173 million, and in the Global Wealth Management results of $12 million and $8 million for the 2007 and 2006 second quarters, respectively.  Alternative Investments results include a pretax credit of ($13) million for the second quarter of 2006.  Corporate/Other noted a ($2) million credit in the second quarter of 2007.

(2)             The effective tax rates for the first quarter of 2006 reflect the impact of the resolution of the Federal Tax Audit.

(3)             Corporate/Other reflects the restructuring charge of $63 million in the 2007 second quarter.  Of this total charge, $27 million is attributable to Global Consumer; $5 million to Markets & Banking; $14 million to Global Wealth Management; and $17 million to Corporate/Other.  See Note 7 on page 57 for further discussions.

4.     Interest Revenue and Expense

For the three- and six-month periods ended June 30, 2007 and 2006, interest revenue and expense consisted of the following:

	Three Months Ended June 30, ,		Six Months Ended June 30
In millions of dollars	2007	2006(1)	2007	2006(1)
Interest revenue
Loan interest, including fees	$16,253	$13,643	$31,188	$26,461
Deposits with banks	792	517	1,501	1,006
Federal funds sold and securities purchased under agreements to resell	4,662	3,397	8,951	6,602
Investments, including dividends	3,577	2,255	7,117	4,311
Trading account assets(2)	4,385	3,048	8,315	5,748
Other interest	929	712	1,658	1,317
Total interest revenue	$30,598	$23,572	$58,730	$45,445
Interest expense
Deposits	$6,939	$5,204	$13,497	$9,709
Trading account liabilities(2)	380	281	687	524
Short-term debt and other liabilities	7,849	5,448	14,796	10,312
Long-term debt	4,004	2,784	7,754	5,279
Total interest expense	$19,172	$13,717	$36,734	$25,824

Net interest revenue	$11,426	$9,855	$21,996	$19,621

Provision for loan losses	2,520	1,436	5,226	2,832
Net interest revenue after provision for loan losses	$8,906	$8,419	$16,770	$16,789

(1)             Reclassified to conform to the current period’s presentation.

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

The following table presents commissions and fees revenue for the three- and six-month periods ended June 30,

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2007	2006(1)	2007	2006(1)
Credit cards and bank cards	$1,242	$1,303	$2,512	$2,569
Investment banking	1,267	1,098	2,828	2,108
Smith Barney	803	765	1,577	1,482
Markets & Banking trading-related	598	705	1,284	1,360
Nikko-related(2)	263	—	263	—
Checking-related	305	251	592	499
Transaction services	251	209	482	418
Corporate finance	186	202	481	372
Loan servicing(3)	1,226	436	1,487	1,004
Primerica	113	106	229	202
Other Consumer	122	170	338	329
Other Markets & Banking	84	49	141	105
Other	14	37	33	71
Total commissions and fees	$6,474	$5,331	$12,247	$10,519

(1)             Reclassified to conform to the current period’s presentation.

(2)             Commissions and fees for Nikko have not been detailed due to the unavailability of the information.

(3)             Includes fair value adjustments on mortgage servicing assets.  The mark-to-market on the underlying non-SFAS 133 hedges of the MSRs are included within Other revenue.

6.     Retirement Benefits

The Company has several non-contributory defined benefit pension plans covering substantially all U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States.  The U.S. defined benefit plan provides benefits under a cash balance formula.  Employees satisfying certain age and service requirements remain covered by a prior final pay formula.  The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States.  For information on the Company’s Retirement Benefit Plans and Pension Assumptions, see Citigroup’s 2006 Annual Report on Form 10-K.

The following tables summarize the components of the net expense recognized in the Consolidated Statement of Income for the three and six months ended June 30, 2007 and 2006.

Net Expense

	Three Months Ended June 30,
	Pension Plans				Postretirement Benefit Plans
	U.S. Plans(1)(2)		Plans Outside U.S.		U.S. Plans		Plans Outside U.S.
In millions of dollars	2007	2006	2007	2006	2007	2006	2007	2006
Benefits earned during the period	$67	$67	$46	$45	$—	$—	$5	$4
Interest cost on benefit obligation	163	158	75	68	15	14	17	14
Expected return on plan assets	(223)	(212)	(109)	(84)	(3)	(3)	(23)	(13)
Amortization of unrecognized:
Prior service cost (benefit)	—	(6)	1	—	(1)	(1)	—	—
Net actuarial loss	27	43	12	14	1	3	2	1
Net expense	$34	$50	$25	$43	$12	$13	$1	$6

	Six Months Ended June 30,
	Pension Plans				Postretirement Benefit Plans
	U.S. Plans(1)(2)		Plans Outside U.S.		U.S. Plans		Plans Outside U.S.
In millions of dollars	2007	2006	2007	2006	2007	2006	2007	2006
Benefits earned during the period	$134	$135	$90	$88	$1	$1	$11	$8
Interest cost on benefit obligation	326	315	149	136	30	30	35	28
Expected return on plan assets	(445)	(424)	(216)	(168)	(6)	(6)	(47)	(27)
Amortization of unrecognized:
Net transition obligation	—	—	1	—	—	—	—	—
Prior service cost	(1)	(12)	1	1	(2)	(2)	—	—
Net actuarial loss	54	87	25	28	2	6	4	3
Net expense	$68	$101	$50	$85	$25	$29	$3	$12

(1)             The U.S. plans exclude nonqualified pension plans, for which the net expense was $12 million and $13 million for the three months ended June 30, 2007 and 2006, respectively, and $24 million and $27 million for the first six months of 2007 and 2006, respectively.

(2)             In 2006, the Company announced that commencing January 1, 2008, the U.S. qualified pension plan would be frozen.  Accordingly, no additional contributions would be credited to the cash balance plan for existing plan participants.  However, employees still covered under the prior final pay plan will continue to accrue benefits.

Employer Contributions

Citigroup’s pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements, rather than to the amounts of accumulated benefit obligations.  For the U.S. plans, the Company may increase its contributions above the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), if appropriate to its tax and cash position and the plan’s funded position.  At June 30, 2007 and December 31, 2006, there were no minimum required contributions and no discretionary cash or non-cash contributions are currently planned for the U.S. plans.  For the non-U.S. plans, the Company contributed $63 million as of June 30, 2007.  Citigroup presently anticipates contributing an additional $105 million to fund its non-U.S. plans in 2007 for a total of $168 million.

7.     Restructuring

During the first quarter of 2007, the Company completed a review of its structural expense base in a Company-wide effort to create a more streamlined organization, reduce expense growth and provide investment funds for future growth initiatives.

The primary goals of the 2007 Structural Expense Review are as follows:

•                  Eliminate layers of management/improve workforce management;

•                  Consolidate certain back-office, middle-office and corporate functions;

•                  Increase the use of shared services;

•                  Expand centralized procurement; and

•                  Continue to rationalize operational spending on technology.

For the three and six months ended June 30, 2007, Citigroup recorded a pretax restructuring charge of $63 million and $1.440 billion, respectively, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant.  The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges began in the second quarter of 2007 in addition to normal scheduled depreciation.

Additional charges totaling approximately $150 million pretax are anticipated to be recorded by the end of 2007.  Of this charge, $113 million is attributable to Global Consumer, $16 million to Global Wealth Management and $21 million to Corporate/Other.

The following table details the Company’s restructuring reserves.

	Severance		Contract	Asset	Employee
			Termination	Write	Termination	Citigroup
	SFAS 112(1)	SFAS 146(2)	Costs	Downs(3)	Cost	Total
Total Citigroup (pretax)
Original restructuring charge, first quarter of 2007	$950	$11	$25	$352	$39	$1,377
Utilization	—	—	—	(268)	—	(268)
Balance at March 31, 2007	950	11	25	84	39	1,109

Second quarter of 2007:
Additional Charge	8	12	23	19	1	63
Foreign exchange	8	—	1	—	—	9
Utilization	(236)	(18)	(7)	(39)	(3)	(303)
Balance at June 30, 2007	$730	$5	$42	$64	$37	$878

(1)             Accounted for in accordance with SFAS No. 112, “Employer’s Accounting for Post Employment Benefits” (SFAS 112).

(2)             Accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).

(3)             Accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

The severance costs noted above reflect the accrual to eliminate approximately 17,300 positions, after considering attrition and redeployment within the Company.

The total restructuring reserve balance as of June 30, 2007 and the restructuring charges for the three- and six-month periods then ended are presented below by business segment.

		Restructuring Charges
	Ending Balance	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007	June 30, 2007
Global Consumer	$528	$27	$959
Markets & Banking	183	5	282
Global Wealth Management	60	14	79
Alternative Investments	7	—	7
Corporate/Other	100	17	113
Total Citigroup (pretax)	$878	$63	$1,440

8.     Earnings Per Share

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2007	2006	2007	2006
Income from continuing operations	$6,226	$5,262	$11,238	$10,817
Discontinued operations	—	3	—	87
Preferred dividends	(14)	(16)	(30)	(32)
Income available to common stockholders for basic EPS	6,212	5,249	11,208	10,872
Effect of dilutive securities	—	—	—	—
Income available to common stockholders for diluted EPS	$6,212	$5,249	$11,208	$10,872

Weighted average common shares outstanding applicable to basic EPS	4,898.3	4,899.0	4,887.7	4,909.9
Effect of dilutive securities:
Options	25.2	27.9	25.9	27.6
Restricted and deferred stock	69.4	63.1	66.8	61.5
Adjusted weighted average common shares outstanding applicable to diluted EPS	4,992.9	4,990.0	4,980.4	4,999.0

Basic earnings per share(1)
Income from continuing operations	$1.27	$1.07	$2.29	$2.20
Discontinued operations	—	—	—	0.02
Net income	$1.27	$1.07	$2.29	$2.21

Diluted earnings per share(1)
Income from continuing operations	$1.24	$1.05	$2.25	$2.16
Discontinued operations	—	—	—	0.02
Net income	$1.24	$1.05	$2.25	$2.17

(1)             Due to rounding, earnings per share on continuing and discontinued operations may not sum to earnings per share on net income.

9.     Trading Account Assets and Liabilities

Trading account assets and liabilities, at fair value, consisted of the following:

In millions of dollars	June 30, 2007	December 31, 2006
Trading account assets
U.S. Treasury and federal agency securities	$49,419	$44,661
State and municipal securities	21,186	17,358
Foreign government securities	78,542	33,057
Corporate and other debt securities	116,297	93,891
Derivatives(1)	60,713	49,541
Equity securities	131,877	92,518
Mortgage loans and collateralized mortgage securities	42,571	37,104
Other	37,711	25,795
Total trading account assets	$538,316	$393,925
Trading account liabilities
Securities sold, not yet purchased	$120,810	$71,083
Derivatives(1)	97,182	74,804
Total trading account liabilities	$217,992	$145,887

(1)             Pursuant to master netting agreements and cash collateral.

10.    Goodwill and Intangible Assets

The changes in goodwill during the first six months of 2007 were as follows:

In millions of dollars	Goodwill

Balance at December 31, 2006	$33,415

Acquisition of Grupo Financiero Uno	865
Acquisition of Quilter	268
Foreign exchange translation and other	(168)

Balance at March 31, 2007	$34,380

Acquisition of Nikko Cordial	2,162
Acquisition of Grupo Cuscatlan	610
Acquisition of Egg	1,542
Foreign exchange translation and other	537

Balance at June 30, 2007	$39,231

During the first two quarters of 2007, no goodwill was written off due to impairment.

The changes in intangible assets during the first six months of 2007 were as follows:

In millions of dollars	Net Carrying Amount at December 31, 2006	Acquisitions	Amortization	FX & Other(1)	Impairments(2)	Net Carrying Amount at June 30, 2007
Purchased credit card relationships	$4,879	$200	$(298)	$28	$(35)	$4,774
Core deposit intangibles	734	203	(48)	22	—	911
Other customer relationships	389	1,748	(51)	(25)	(127)	1,934
Present value of future profits	181	—	(4)	—	—	177
Indefinite-lived intangible assets	639	557	—	4	(73)	1,127
Other	3,640	437	(134)	37	—	3,980
Mortgage servicing rights	5,439	3,133	—	1,500	—	10,072
Total intangible assets	$15,901	$6,278	($535)	$1,566	($235)	$22,975

(1)             Includes foreign exchange translation as well as purchase accounting adjustments.

(2)             The impairment loss was determined based on a discounted cash flow model as a result of the 2007 Structural Expense Review and is included in Restructuring expense on the Consolidated Statement of Income.

The components of intangible assets were as follows:

	June 30, 2007			December 31, 2006
In millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased credit card relationships	$8,601	$3,827	$4,774	$8,391	$3,512	$4,879
Core deposit intangibles	1,472	561	911	1,223	489	734
Other customer relationships	2,320	386	1,934	1,044	655	389
Present value of future profits	428	251	177	428	247	181
Other(1)	5,017	1,037	3,980	4,445	805	3,640
Total amortizing intangible assets	$17,838	$6,062	$11,776	$15,531	$5,708	$9,823
Indefinite-lived intangible assets	1,127	N/A	1,127	639	N/A	639
Mortgage servicing rights	$10,072	N/A	$10,072	$5,439	N/A	5,439
Total intangible assets	$29,037	$6,062	$22,975	$21,609	$5,708	$15,901

(1)             Includes contract-related intangible assets

N/A  Not applicable

11.    Investments

In millions of dollars	June 30, 2007	December 31, 2006
Debt securities, substantially all available-for-sale at fair value	$231,577	$254,107
Marketable equity securities available-for-sale	9,708	3,981
Non-marketable equity securities	16,543	15,466
Other	52	37
Total	$257,880	$273,591

The amortized cost and fair value of investments in debt and equity securities at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007				December 31, 2006(1)(2)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Debt securities held to maturity(3)	$1	$—	$—	$1	$1	$1
Debt securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. Federal agencies	$70,199	$19	$1,411	$68,807	$82,443	$82,413
U.S. Treasury and Federal agencies	20,766	7	379	20,394	24,872	24,531
State and municipal	18,920	222	234	18,908	15,152	15,654
Foreign government	79,465	463	666	79,262	73,943	73,783
U.S. corporate	34,316	242	261	34,297	32,311	32,455
Other debt securities	9,910	64	66	9,908	25,071	25,270
Total debt securities available-for-sale (4)	$233,577	$1,017	$3,017	$231,577	$253,793	$254,107
Equity securities(5)(6)
Marketable equity securities available-for-sale (5)	$8,048	$1,668	$8	$9,708	$3,011	$3,981
Non-marketable equity securities carried at cost(6)	11,169	—	—	11,169	4,804	4,804
Non-marketable equity securities carried at fair value(7)	5,374	—	—	5,374	10,662	10,662
Total equity securities	$24,591	$1,668	$8	$26,251	$18,477	$19,447

(1)             At December 31, 2006, gross pretax unrealized gains and losses on debt and equity securities totaled $3.225 billion and $1.941 billion, respectively.

(2)             Reclassified to conform to the current period’s presentation.

(3)             Recorded at amortized cost.

(4)             Includes debt securities held to maturity.

(5)             The Legg Mason securities were previously reported at fair value within equity securities and changes in value were reported in Accumulated other comprehensive income (loss).  Upon election of fair value accounting with the adoption of SFAS 159 as of January 1, 2007, the unrealized loss on these securities was reclassified to retained earnings and the shares are now included in Trading account assets in accordance with SFAS 159.  See Note 14 and Note 16 on pages 68 and 71, respectively, for further discussions.

(6)             Non-marketable equity securities carried at cost are periodically evaluated for other than temporary impairment.  For purposes of presenting the information in the table above, the cost is assumed to represent the fair value for these investments.

(7)             Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings and are not included in the table above.

Citigroup invests in certain complex investment company structures known as Master-Feeder funds by making direct investments in the Feeder funds.  Each Feeder fund records its net investment in the Master fund, which is the sole or principal investment of the Feeder fund, and does not consolidate the Master Fund.  Citigroup consolidates Feeder funds where it has a controlling interest.  At June 30, 2007, the total assets of Citigroup’s consolidated Feeder funds amounted to approximately $2.1 billion.  Citigroup has not consolidated approximately $7.5 billion of additional assets and liabilities recorded in the related Master Funds’ financial statements.

12.    Debt

Short-term borrowings consist of commercial paper and other short-term borrowings as follows:

In millions of dollars	June 30, 2007	December 31, 2006
Commercial paper
Citigroup Funding Inc.	$53,122	$41,767
Other Citigroup Subsidiaries	2,674	1,928
	$55,796	$43,695
Other short-term borrowings(1)	111,343	57,138
Total short-term borrowings	$167,139	$100,833

(1)             At June 30, 2007, collateralized advances from the Federal Home Loan Bank are $3.1 billion.

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

Long-term debt, including its current portion, consisted of the following:

In millions of dollars	June 30, 2007	December 31, 2006
Citigroup Parent Company	$140,446	$125,350
Other Citigroup Subsidiaries(1)	139,553	115,578
Citigroup Global Markets Holdings Inc.(2)	29,148	28,719
Citigroup Funding Inc.(3)(4)	30,930	18,847
Total long-term debt	$340,077	$288,494

(1)             At June 30, 2007 and December 31, 2006, collateralized advances from the Federal Home Loan Bank are $90.2 billion and $81.5 billion, respectively.

(2)             Includes Targeted Growth Enhanced Term Securities (TARGETS) with carrying values of $150 million issued by TARGETS Trusts XXII through XXIV and $243 million issued by TARGETS Trusts XX through XXIV at June 30, 2007 and December 31, 2006, respectively (collectively, the “CGMHI Trusts”).  CGMHI owns all of the voting securities of the CGMHI Trusts.  The CGMHI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the CGMHI Trusts’ common securities.  The CGMHI Trusts’ obligations under the TARGETS are fully and unconditionally guaranteed by CGMHI, and CGMHI’s guarantee obligations are fully and unconditionally guaranteed by Citigroup.

(3)             Includes Targeted Growth Enhanced Term Securities (CFI TARGETS) with carrying values of $55 million and $56 million issued by TARGETS Trusts XXV and XXVI at June 30, 2007 and December 31, 2006, respectively, (collectively, the “CFI Trusts”).  CFI owns all of the voting securities of the CFI Trusts.  The CFI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the CFI TARGETS and the CFI Trusts’ common securities.  The CFI Trusts’ obligations under the CFI TARGETS are fully and unconditionally guaranteed by CFI, and CFI’s guarantee obligations are fully and unconditionally guaranteed by Citigroup.

(4)             Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $246 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2 and 2007-3, and $78 million issued by Safety First Trust Series 2006-1 (collectively, the “Safety First Trusts”) at June 30, 2007 and December 31, 2006, respectively.  CFI owns all of the voting securities of the Safety First Trusts.  The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the Safety First Trust Securities and the Safety First Trusts’ common securities.  The Safety First Trusts’ obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI’s guarantee obligations are fully and unconditionally guaranteed by Citigroup.

CGMHI has a syndicated five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $3.0 billion, which matures in 2011.  CGMHI also has three-year bilateral facilities totaling $575 million with unaffiliated banks with borrowings maturing on various dates in 2009.  At June 30, 2007, the full $3.0 billion of the syndicated five-year facility was drawn.

CGMHI also has committed long-term financing facilities with unaffiliated banks.  At June 30, 2007, CGMHI had drawn down the full $2.075 billion available under these facilities, of which $1.08 billion is guaranteed by Citigroup. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI’s short-term requirements.

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

Long-term debt at June 30, 2007 and December 31, 2006 includes $10,255 million and $9,775 million, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

Citigroup has contractually agreed not to redeem or purchase (i) the 6.50% Enhanced Trust Preferred Securities of Citigroup Capital XV before September 15, 2056, (ii) the 6.45% Enhanced Trust Preferred Securities of Citigroup Capital XVI before December 31, 2046, (iii) the 6.35% Enhanced Trust Preferred Securities of Citigroup Capital XVII before March 15, 2057 and (iv) the 6.829% Fixed Rate/Floating Rate Enhanced Trust Preferred Securities of Citigroup Capital XVIII before June 28, 2047 unless certain conditions, described in Exhibit 4.03 to Citigroup’s Current Report on Form 8-K filed on September 18, 2006, in Exhibit 4.02 to Citigroup’s Current Report on Form 8-K filed on November 28, 2006, in Exhibit 4.02 to Citigroup’s Current Report on Form 8-K filed on March 8, 2007 and in Exhibit 4.02 to Citigroup’s Current Report on Form 8-K filed on July 2, 2007, respectively, are met. These agreements are for the benefit of the holders of Citigroup’s 6.00% Junior Subordinated Deferrable Interest Debentures due 2034.

For Regulatory Capital purposes, these Trust Securities remain a component of Tier 1 Capital. See “Capital Resources and Liquidity” on page 38.

Citigroup owns all of the voting securities of these subsidiary trusts. These subsidiary trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the subsidiary trusts and the subsidiary trusts’ common securities. These subsidiary trusts’ obligations are fully and unconditionally guaranteed by Citigroup.

The following table summarizes the financial structure of each of the Company’s subsidiary trusts at June 30, 2007:

						Junior Subordinated Debentures Owned by Trust
Trust Securities with Distributions Guaranteed by Citigroup:	Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Common Shares Issued to Parent	Amount(1)	Maturity	Redeemable by Issuer Beginning
In millions of dollars, except share amounts

Citigroup Capital III	Dec. 1996	200,000	$200	7.625%	6,186	$206	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	24,000,000	600	6.000%	742,269	619	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIV	June 2006	22,600,000	565	6.875%	40,000	566	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	47,400,000	1,185	6.500%	40,000	1,186	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	64,000,000	1,600	6.450%	20,000	1,601	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	44,000,000	1,100	6.350%	20,000	1,101	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	500,000	1,003	6.829%	50	1,003	June 28, 2067	June 28, 2017

Adam Capital Trust III(2)	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 07, 2033	Jan. 07, 2008
Adam Statutory Trust III(2)	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV(2)	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V(2)	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009
Total obligated			$10,521			$10,681

(1)                 Represents the proceeds received from the Trust at the date of issuance.

(2)                 Assumed by Citigroup upon completion of First American Bank acquisition.

In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital III and Citigroup Capital XVIII, on which distributions are payable semiannually.

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

After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts.  The Company also arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, and letters of credit.  The Company also retains an interest in the residual cash flows of the securitized credit card receivables.  The residual cash flows are the finance charge collections on the securitized receivables reduced by payment of investor coupon on trust securities, servicing fees, and net credit losses.  The residual cash flows are periodically remitted to the Citigroup subsidiary that sold the receivables, assuming certain trust performance measures that protect the investors of the trust are met.  A residual interest asset, which is an estimate of the amount and timing of these future residual cash collections, and gain on sale are recognized at the time receivables are sold.

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

	Three Months Ended June 30, 2007
In billions of dollars	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)

Proceeds from new securitizations	$6.4	$21.2	$13.1	$10.2	$1.4
Proceeds from collections reinvested in new receivables	55.8	—	—	—	0.8
Contractual servicing fees received	0.5	0.3	—	—	—
Cash flows received on retained interests and other net cash flows	2.1	0.1	—	—	—

	Three Months Ended June 30, 2006
In billions of dollars	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)

Proceeds from new securitizations	$7.6	$19.1	$7.9	$9.0	$0.1
Proceeds from collections reinvested in new receivables	53.2	—	—	—	0.3
Contractual servicing fees received	0.5	0.2	—	—	—
Cash flows received on retained interests and other net cash flows	2.0	—	—	—	—

	Six Months Ended June 30, 2007
In billions of dollars	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)

Proceeds from new securitizations	$12.7	$48.1	$29.6	$23.3	$1.4
Proceeds from collections reinvested in new receivables	107.7	—	—	—	1.3
Contractual servicing fees received	1.1	0.6	—	—	—
Cash flows received on retained interests and other net cash flows	4.2	0.1	—	—	—

	Six Months Ended June 30, 2006
In billions of dollars	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)

Proceeds from new securitizations	$14.4	$31.3	$13.1	$16.6	$0.2
Proceeds from collections reinvested in new receivables	107.1	—	—	—	0.4
Contractual servicing fees received	1.0	0.5	—	—	—
Cash flows received on retained interests and other net cash flows	4.4	—	—	—	—

(1)     Other includes student loans and other assets.

The Company recognized gains on securitizations of U.S. Consumer mortgages of $52 million and $4 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $83 million and $34 million during the first six months of 2007 and 2006, respectively.  In the second quarter of 2007 and 2006, the Company recorded gains of $149 million and $284 million related to the securitization of credit card receivables, and $396 million and $456 million for the six months ended June 30, 2007 and 2006, respectively.  Gains recognized on the securitization of Markets & Banking and other assets during the second quarter of 2007 and 2006 were $92 million and $93 million, respectively, and $106 million and $114 million for the six months ended 2007 and 2006, respectively.

Key assumptions used for securitizations of credit cards, mortgages, and other asset securitizations during the three months ended June 30, 2007 and 2006 in measuring the fair value of retained interests at the date of sale or securitization follow:

	Three Months Ended June 30, 2007
	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)
Discount rate	12.8% to 16.2%	11.1% to 14.9%	4.1% to 27.9%	5.6% to 27.9%	10.2%
Constant prepayment rate	6.7% to 21.3%	5.1% to 9.6%	15.0% to 52.5%	10.0% to 26.0%	3.8%
Anticipated net credit losses	3.4% to 5.9%	N/A	24.0% to 100.0%	N/A	0.2% to 0.5%

(1)          Other includes student loans and other assets.

Three Months Ended June 30, 2006
	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)
Discount rate	12.0% to 15.0%	9.6% to 11.0%	5.0% to 26.0%	0.4% to 21.0%	N/A
Constant prepayment rate	8.5% to 21.2%	6.0% to 7.1%	9.0% to 43.0%	14.0% to 33.0%	N/A
Anticipated net credit losses	3.8% to 5.5%	N/A	0.0% to 40.0%	N/A	N/A

(1)          Other includes student loans and other assets.

As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140), the effect of two negative changes in each of the key assumptions used to determine the fair value of retained interests must be disclosed.  The negative effect of each change must be calculated independently, holding all other assumptions constant.  Because the key assumptions may not in fact be independent the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

At June 30, 2007, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Key assumptions at June 30, 2007

	June 30, 2007
	Credit Cards	U.S. Consumer Mortgages(1)	Markets & Banking Mortgages	Markets & Banking Other	Other(2)
Discount rate	12.8% to 16.2%	10.7%	4.1% to 27.9%	5.6% to 27.9%	6.6% to 12.2%
Constant prepayment rate	6.9% to 21.3%	8.9%	15.0% to 52.5%	10.0% to 26.0%	3.5% to 11.0%
Anticipated net credit losses	3.5% to 5.6%	N/A	24.0% to 100.0%	N/A	0.1% to 1.1%
Weighted average life	11.2 to 11.3 months	6.9 years	6.5 to 21.2 years	6.5 to 9.8 years	5.0 to 8.0 years

(1)          Includes mortgage servicing rights.

(2)          Other includes student loans and other assets.

	June 30, 2007
In millions of dollars	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)
Carrying value of retained interests	$10,760	$11,341	$3,432	$7,239	$1,484
Discount Rates
10%	$(64)	$(348)	$(28)	$(19)	$(28)
20%	(126)	(676)	(54)	(37)	(55)
Constant prepayment rate
10%	$(266)	$(459)	$(10)	$(1)	$(14)
20%	(474)	(880)	(25)	(1)	(28)
Anticipated net credit losses
10%	$(371)	$(8)	$(36)	N/A	$(6)
20%	(740)	(17)	(67)	N/A	(12)

(1)          Other includes student loans and other assets.

Managed Loans

After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts.  As a result, the Company considers the securitized credit card receivables to be part of the business it manages.

The following tables present a reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at June 30, 2007 and December 31, 2006, and credit losses, net of recoveries for the three-month periods ended June 30, 2007 and 2006.

In billions of dollars	June 30, 2007	December 31, 2006
Principal amounts, at period end
On-balance sheet loans	$77.0	$75.5
Securitized amounts	101.1	99.5
Loans held-for-sale	2.9	—
Total managed	$181.0	$175.0

In millions of dollars
Delinquencies, at period end
On balance sheet loans	$1,499	$1,427
Securitized amounts	1,469	1,616
Loans held-for-sale	36	—
Total managed	$3,004	$3,043

	Three Months Ended June 30,
	2007	2006
Credit losses, net of recoveries
On-balance sheet loans	$805	$780
Securitized amounts	1,157	969
Loans held-for-sale	—	—
Total managed	$1,962	$1,749

	Six Months Ended June 30,
	2007	2006
Credit losses, net of recoveries
On-balance sheet loans	$1,628	$1,444
Securitized amounts	2,307	1,840
Loans held-for-sale	—	4
Total managed	$3,935	$3,288

Mortgage Servicing Rights

The fair value of capitalized mortgage loan servicing rights (MSRs) was $10.1 billion, $8.8 billion and $5.6 billion at June 30, 2007, March 31, 2007 and June 30, 2006, respectively.

The following table summarizes the changes in capitalized MSRs:

	Three Months Ended June 30,
In millions of dollars	2007	2006
Balance, beginning of period	$8,832	$4,955

Originations	534	308
Purchases	14	166
Changes in fair value of MSRs due to changes in inputs and assumptions	1,041	—
Other changes(1)	(349)	136
Balance, end of period	$10,072	$5,565

	Six Months Ended June 30.
In millions of dollars	2007	2006
Balance, beginning of period	$5,439	$4,339
Originations	961	485
Purchases	3,133	328
Changes in fair value of MSRs due to changes in inputs and assumptions	1,166	—
Other changes(1)	(627)	413
Balance, end of period	$10,072	$5,565

(1)          Represents changes due to customer payments and passage of time.

The market for MSRs is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios, and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The model assumptions and the MSRs’ fair value estimates are compared to observable trades of similar MSR portfolios and interest-only security portfolios, as well as to MSR broker valuations and industry surveys. The cash flow model and underlying prepayment and interest rate models used to value these MSRs are subject to validation in accordance with the Company’s model validation policies.  Refer to key assumptions at June 30, 2007 on page 65 for the key assumptions used in the MSR valuation process.

The fair value of the MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates.  In managing this risk, the Company hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities, and purchased securities classified as trading. The amount of contractually specified servicing fees, late fees and ancillary fees earned were $466 million, $25 million and $17 million, respectively, for the second quarter of 2007; and $249 million, $12 million and $12 million, respectively, for the second quarter of 2006.  These fees are classified in the Consolidated Statement of Income as Commissions and Fees.

Variable Interest Entities

The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46-R under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	June 30, 2007	December 31, 2006(1)
Cash	$0.3	$0.5
Trading account assets	20.7	16.7
Investments	28.7	25.0
Loans	4.0	6.8
Other assets	6.1	5.7
Total assets of consolidated VIEs	$59.8	$54.7

(1)   Reclassified to conform to the current period’s presentation.

The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and include VIEs consolidated as a result of adopting FIN 46-R and FIN 46.  Of the $59.8 billion and $54.7 billion of total assets of VIEs consolidated by the Company at June 30, 2007 and December 31, 2006, respectively, $20.7 billion and $39.2 billion represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients; $37.0 billion and $13.1 billion represent investment vehicles that were established to provide a return to the investors in the vehicles; and $2.1 billion and $2.4 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates.

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

In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary.  These include multi-seller finance companies, collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds.  In addition to these VIEs, the Company issues preferred securities to third- party investors through trust vehicles as a source of funding and regulatory capital, which were deconsolidated during the 2004 first quarter.  The Company’s liabilities to the deconsolidated trust are included in long-term debt.

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

During 2003, to comply with FIN 46-R, many of the conduits issued “first loss” subordinated notes such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit.  At June 30, 2007 and December 31, 2006, total assets in unconsolidated conduits were $76.5 billion and $66.3 billion, respectively.

The Company also packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage CDOs and synthetic CDOs for institutional clients and retail customers, which match the clients’ investment needs and preferences.  Typically, these instruments diversify investors’ risk to a pool of assets as compared with investments in an individual asset.  The VIEs, which are issuers of CDO securities, are generally organized as limited liability corporations.  The Company typically receives fees for structuring and/or distributing the securities sold to investors.  In some cases, the Company may repackage the investment with higher rated debt CDO securities or U.S. Treasury securities to provide a greater or a very high degree of certainty of the return of invested principal.  A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it, or, in other cases, only to manage work-out credits.  The Company may also provide other financial services and/or products to the VIEs for market-rate fees.  These may include: the provision of liquidity or contingent liquidity facilities; interest rate or foreign exchange hedges and credit derivative instruments; and the purchasing and warehousing of securities until they are sold to the SPE.  The Company is not the primary beneficiary of these VIEs under FIN 46-R due to its limited continuing involvement and, as a result, does not consolidate their assets and liabilities in its financial statements.

In addition to the conduits discussed above, the following table represents the total assets of unconsolidated VIEs where the Company has significant involvement:

In billions of dollars	June 30, 2007	December 31, 2006
CDO-type transactions	$74.7	$52.1
Investment-related transactions	134.4	122.1
Trust preferred securities	10.3	9.8
Mortgage-related transactions	5.0	2.7
Structured finance and other	37.4	41.1
Total assets of significant unconsolidated VIEs	$261.8	$227.8

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

As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs.  The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs.  Although actual losses are not expected to be material, the Company’s maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $117 billion and $109 billion at June 30, 2007 and December 31, 2006, respectively.  For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in the VIEs.  In addition, the Company may be party to other derivative contracts with VIEs.  Exposures that are considered to be guarantees are also included in Note 17 on page 77.

14.    Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Changes in each component of AOCI for the first and second quarters of 2007 were as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2006	$943	$(2,796)	$(61)	$(1,786)	$(3,700)
Adjustment to opening balance, net of tax(1)	149	—	—	—	149
Adjusted balance, beginning of year	$1,092	$(2,796)	$(61)	$(1,786)	$(3,551)
Increase in net unrealized gains on investment securities, net of tax	466	—	—	—	466
Less: Reclassification adjustment for gains included in net income, net of tax	(307)	—	—	—	(307)
Foreign currency translation adjustment, net of tax	—	(121)	—	—	(121)
Cash flow hedges, net of tax(2)	—	-	(439)	—	(439)
Pension liability adjustment, net of tax	—	—	-	77	77
Change	$159	$(121)	$(439)	$77	$(324)
Balance, March 31, 2007	$1,251	$(2,917)	$(500)	$(1,709)	$(3,875)
Decrease in net unrealized gains on investment securities, net of tax(3)	(926)	—	—	—	(926)
Less: Reclassification adjustment for gains included in net income, net of tax	(77)	—	—	—	(77)
Foreign currency translation adjustment, net of tax(4)	—	818	—	—	818
Cash flow hedges, net of tax(5)	—	—	1,046	—	1,046
Pension liability adjustment, net of tax	—	—	—	44	44
Current period change	$(1,003)	$818	$1,046	$44	$905
Balance, June 30, 2007	$248	$(2,099)	$546	$(1,665)	$(2,970)

(1)             The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities, as well as several miscellaneous items previously reported in accordance with SFAS 115.  The related unrealized gains and losses were reclassified to retained earnings upon the adoption of the fair value option in accordance with SFAS 159.  See Note 1 and Note 16 on pages 51 and 71, respectively, for further discussions.

(2)             Reflects, among other items, the decline in market interest rates during the first quarter of 2007 on Citigroup’s pay-fixed/receive-floating swap programs hedging floating rate deposits and long-term debt.

(3)             Primarily due to activities in the Company’s Mortgage-Backed Securities (MBS) Program driven by increases in market interest rates.  Mark-to-market gains on the Company’s interest rate swap program that hedge the funding of the MBS Program are included in the “Cash Flow Hedges” column.

(4)             Reflects, among other items, the movements in the Japanese yen, Mexican peso, Indian rupee, Canadian dollar, British pound, Brazilian real, and the Polish zloty against the U.S. dollar, and related tax effects.

(5)             Primarily reflects the increase in market interest rates during the second quarter of 2007 on Citigroup’s pay-fixed/receive-floating swap programs hedging floating rate deposits and long-term debt.

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

•          Asset/Liability Management Hedging—Citigroup uses derivatives in connection with its risk-management activities to hedge certain risks. For example, Citigroup may issue a fixed rate long-term note and then enter into a receive-fixed, pay-variable-rate interest rate swap with the same tenor and notional amount to convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes interest cost in certain yield curve environments. Derivatives are also used to manage risks inherent in specific groups of on-balance sheet assets and liabilities, including investments, corporate and consumer loans, deposit liabilities, as well as other interest-sensitive assets and liabilities.  In addition, foreign exchange contracts are used to hedge non-U.S. dollar denominated debt, available-for-sale securities, net capital exposures and foreign exchange transactions.

Citigroup accounts for its hedging activity in accordance with SFAS 133. As a general rule, SFAS 133 hedge accounting is permitted for those situations where the Company is exposed to a particular risk, such as interest rate or foreign exchange risk, that causes changes in the fair value of an asset or liability, or variability in the expected future cash flows of an existing asset, liability, or a forecasted transaction that may affect earnings.

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

All derivatives are reported on the balance sheet at fair value.  If certain hedging criteria specified in SFAS 133 are met, including testing for hedge effectiveness, special hedge accounting may be applied. The hedge effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships. For fair value hedges, the changes in value of the hedging derivative, as well as the changes in value of the related hedged item, due to the risk being hedged, are reflected in current earnings. For cash flow hedges and net investment hedges, the changes in value of the hedging derivative are reflected in Accumulated other comprehensive income (loss) in stockholders’ equity, to the extent the hedge was effective. Hedge ineffectiveness, in either case, is reflected in current earnings.

Continuing with the example referred to above, the fixed rate long-term note is recorded at amortized cost under current U.S. GAAP. However, by electing to use SFAS 133 hedge accounting, the carrying value of this note is adjusted for changes in the benchmark interest rate, with any changes in fair value recorded in current earnings. The related interest rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings.  Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, an economic hedge, which does not meet the SFAS 133 hedging criteria, would involve only recording the derivative at fair value on the balance sheet, with its associated changes in value recorded in earnings. The note would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts that cause the change in the swap’s value. This type of hedge is undertaken when SFAS 133 hedge requirements cannot be achieved.

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

Citigroup also hedges exposure to changes in the fair value of fixed-rate assets, including available-for-sale securities, and inter-bank placements. The hedging instruments mainly used are receive-variable, pay-fixed interest rate swaps for the remaining hedged asset categories. Most of these fair value hedging relationships use dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis, while others use regression analysis.

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

•            Hedging of foreign exchange risk—Citigroup hedges the change in fair value attributable to foreign exchange rate movements in available-for-sale securities that are denominated in currencies other than the functional currency of the entity holding the securities, which may be within or outside the U.S. Typically, the hedging instrument employed is a forward foreign exchange contract. In this type of hedge, the change in fair value of the hedged available-for-sale security attributable to the portion of foreign exchange risk hedged is reported in earnings and not Accumulated other comprehensive income—a process that serves to offset substantially the change in fair value of the forward contract that is also reflected in earnings. Citigroup typically considers the premium associated with forward contracts (differential between spot and contractual forward rates) as the cost of hedging; this is generally excluded from the assessment of hedge effectiveness and reflected directly in earnings. Dollar-offset method is typically used to assess hedge effectiveness retrospectively and prospectively.  Since that assessment is based on changes in fair value attributable to changes in spot rates on both the available-for-sale securities and the forward contracts for the portion of the relationship hedged, the amount of hedge ineffectiveness is not significant.

•          Hedging the overall changes in fair value—Citigroup primarily hedges the change in the overall fair value of portfolios of similar held-for-sale mortgage loans. Derivatives used in these hedging relationships are mainly forward sales of mortgage-backed securities. Citigroup assesses effectiveness at inception and on an ongoing basis using regression analysis.

Cash flow hedges

•          Hedging of benchmark interest rate risk—Citigroup hedges variable cash flows resulting from floating-rate liabilities and roll-over of short-term liabilities. Variable cash flows from those liabilities are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Efforts are made to match all critical terms of the hedged item and the hedging derivative at inception and on an ongoing basis to eliminate hedge ineffectiveness. To the extent all critical terms are not matched, these cash flow hedging relationships use regression or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. Since efforts are made initially to align the terms of the derivatives to those hedged forecasted cash flows, the amount of hedge ineffectiveness is not significant.

Citigroup also hedges variable cash flows resulting from investments in floating-rate available-for-sale securities.  Variable cash flows from those assets are converted to fixed-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. These cash flow hedging relationships use regression or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. Efforts are made initially to align the terms of the derivatives to those hedged forecasted cash flows. As a result, the amount of hedge ineffectiveness is not significant.

•          Hedging of foreign exchange risk—Citigroup locks in the functional currency equivalent of cash flows of various balance sheet exposures, including deposits, short-term borrowings and long-term debt (and the forecasted issuances or rollover of such items) that are denominated in a currency other than the functional currency of the issuing entity. Depending on the risk management objectives, these types of hedges are designated as either cash flow hedges of only foreign exchange risk or cash flow hedges of both foreign exchange and interest rate risk. Generally, the hedging instruments used are foreign exchange forward contracts and cross-currency swaps. Citigroup matches all critical terms of the hedged item and the hedging derivative at inception and on an ongoing basis to eliminate hedge ineffectiveness. To the extent all critical terms are not matched, any ineffectiveness is measured using the “hypothetical derivative method.”  Efforts are made initially to match up the terms of the hypothetical and actual derivatives used. As a result, the amount of hedge ineffectiveness is not significant.

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

Net investment hedges

Consistent with SFAS No. 52, “Foreign Currency Translation” (SFAS 52), SFAS 133 allows hedging of the foreign currency risk of a net investment in a foreign operation. Citigroup primarily uses foreign currency forward and swap foreign-currency-denominated debt instruments to manage the foreign exchange risk associated with Citigroup’s equity investments in several non-U.S. dollar functional currency foreign subsidiaries.  In accordance with SFAS 52, Citigroup records the change in the carrying amount of these investments in the cumulative translation adjustment account within Accumulated other comprehensive income (loss).  Simultaneously, the effective portion of the hedge of this exposure is also recorded in the cumulative translation adjustment account, and any ineffective portion of net investment hedges is immediately recorded in earnings.

For derivatives used in net investment hedges, Citigroup follows the forward rate method from FASB Derivative Implementation Group Issue H8. According to that method, all changes in fair value, including changes related to the forward rate component of the foreign currency forward contracts, are recorded in the cumulative translation adjustment account. For foreign currency-denominated debt instruments that are designated as hedges of net investment, the translation gain or loss that is recorded in the cumulative translation adjustment account is based on the spot exchange rate between the functional currency of the respective subsidiary and the U.S. dollar, which is the functional currency of Citigroup.

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

The following table summarizes certain information related to the Company’s hedging activities for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2007	2006	2007	2006
Fair value hedges
Hedge ineffectiveness recognized in earnings	$(9)	$223	$8	$289
Net gain excluded from assessment of effectiveness	173	68	255	130
Cash flow hedges
Hedge ineffectiveness recognized in earnings	—	(8)	—	(18)
Net gain excluded from assessment of effectiveness	—	—	—	—
Net investment hedges
Net loss included in foreign currency translation adjustment within Accumulated other comprehensive income (loss)	$(121)	$(28)	$(144)	$(142)

The change in Accumulated other comprehensive income (loss) from cash flow hedges for the three and six months ended June 30, 2007 and 2006 can be summarized as follows (after-tax):

In millions of dollars	2007	2006
Balance at January 1,	$(61)	$612
Net gain (loss) from cash flow hedges	(347)	317
Net amounts reclassified to earnings	(92)	(111)
Balance at March 31,	$(500)	$818
Net gain from cash flow hedges	$1,127	$456
Net amounts reclassified to earnings	(81)	(151)
Balance at June 30,	$546	$1,123

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

SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  In addition, SFAS 157 precludes the use of block discounts when measuring the fair value of instruments traded in an active market, which were previously applied to large holdings of publicly traded equity securities. It also requires recognition of trade-date gains related to certain derivative transactions whose fair value has been determined using unobservable market inputs. This guidance supersedes the guidance in Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF Issue 02-3), which prohibited the recognition of trade-date gains for such derivative transactions when determining the fair value of instruments not traded in an active market.

In moving to maximize the use of observable inputs as required by SFAS 157, the Company has made some amendments to the techniques used in measuring the fair value of derivative positions.  These amendments change the way that the probability of default of a counterparty is factored into the valuation of derivative positions, include for the first time the impact of Citigroup’s own credit standing, and also eliminate the portfolio servicing adjustment that is no longer necessary under SFAS 157.

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

On January 1, 2006, the Company also elected to early-adopt, primarily on a prospective basis, SFAS 155.  In accordance with this standard, hybrid financial instruments—such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as certain interest-only instruments—may be accounted for at fair value if the Company makes an irrevocable election to do so on an instrument-by-instrument basis. The changes in fair value are recorded in current earnings.

The following table presents as of June 30, 2007, those positions selected for fair value accounting in accordance with SFAS 159 and SFAS 155, as well as the changes in fair value for the three- and six-month periods then ended.

		Changes in fair value Gains/(losses)
		Quarter-to-date		Year-to-date
In millions of dollars	June 30, 2007	Principal transactions	Other	Principal transactions	Other
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell(1)	$108,000	$(175)	—	$(38)	—
Trading account assets
Legg Mason convertible preferred equity securities originally classified as available-for-sale	825	35	—	28	—
Selected letters of credit hedged by credit default swaps or participation notes	13	—	—	2	—
Certain credit products	22,675	(44)	—	180	—
Residual interest retained from asset securitizations	2,293	1	—	201	—
Investments
Certain investments in private equity and real estate ventures	211	—	25	—	22
Certain equity method investments	1,700	—	49	—	88
Other	95	—	1	—	6
Loans
Certain credit products	1,616	10	—	33	—
Certain hybrid financial instruments	664	(43)	—	(66)	—

Liabilities
Interest-bearing deposits
Certain structured liabilities	154	3	—	3	—
Certain hybrid financial instruments	2,717	36	—	46	—
Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase(1)	263,261	65	—	42	—
Trading account liabilities
Certain hybrid financial instruments	6,932	(155)	—	(233)	—
Short-term borrowings
Certain non-collateralized short-term borrowings	3,775	18	—	15	—
Certain hybrid financial instruments	3,084	12	—	18	—
Long-term debt
Certain structured liabilities	887	71	—	80	—
Certain non-structured liabilities	2,583	41	—	41	—
Certain hybrid financial instruments	22,551	115	—	587	—

(1)             Includes netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements.”

Impact on retained earnings of certain fair value elections in accordance with SFAS 159

Detailed below are the December 31, 2006 carrying values prior to adoption of SFAS 159, the transition adjustments booked to opening retained earnings and the fair values (that is, the carrying values at January 1, 2007 after adoption) for those items that were selected for fair value option accounting and that had an impact on retained earnings:

In millions of dollars	December 31, 2006 (Carrying value prior to adoption)	Cumulative effect Adjustment to January 1, 2007 Retained earnings — gain (loss)	January 1, 2007 Fair Value (Carrying value after adoption)
Legg Mason convertible preferred equity securities originally classified as available-for-sale(1)	$797	$(232)	$797
Selected portfolios of securities purchased under agreements to resell(2)	167,525	25	167,550
Selected portfolios of securities sold under agreements to repurchase(2)	237,788	40	237,748
Selected non-collateralized short-term borrowings	3,284	(7)	3,291
Selected letters of credit hedged by credit default swaps or participation notes	—	14	14
Various miscellaneous eligible items(1)	96	3	96
Pretax cumulative effect of adopting fair value option accounting		$(157)
After-tax cumulative effect of adopting fair value option accounting		$(99)

(1)             The Legg Mason securities as well as several miscellaneous items were previously reported at fair value within available-for-sale securities.   The cumulative-effect adjustment represents the reclassification of the related unrealized gain/loss from Accumulated other comprehensive income to Retained earnings upon the adoption of the fair value option.

(2)             Excludes netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements.”

Additional information regarding each of these items follows.

Legg Mason convertible preferred equity securities

The Legg Mason convertible preferred equity securities (Legg shares) were acquired in connection with the sale of Citigroup’s Asset Management business in December 2005. We hold these shares as a non-strategic investment for long-term appreciation and, therefore, selected fair value option accounting in anticipation of the January 2008 implementation of the Investment Company Audit Guide Statement of Position 07-1, “Clarification of the Scope of Audit and Accounting Guide Audits of Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investment Companies” (SOP).

Under the current investment company accounting model, investments held in investment company vehicles are recorded at full fair value and are not subject to consolidation guidelines.  Under the SOP, non-strategic investments not held in investment companies, which are deemed similar to non-strategic investments held in Citigroup’s investment companies, must be accounted for at full fair value in order for Citigroup to retain investment company accounting in the Company’s Consolidated Financial Statements.  If investment company accounting requirements cannot be met (for example, if we failed to account for similar non-strategic investments at fair value with changes in value recorded in earnings), Citigroup would be required to account for each investment in the investment company under other relevant accounting standards, including consolidation of majority-owned or controlled investees. We believe that Citigroup’s consolidation of non-strategic investments would not provide meaningful information and would confuse readers of our financial statements. Therefore, we have utilized the fair value option to migrate the Legg shares from available-for-sale (where changes in fair value are recorded in Accumulated other comprehensive income (loss)) to a full fair value model (where changes in value are recorded in earnings). On a prospective basis, as we acquire non-strategic public or private equity investments, we will consider electing fair value accounting for investments that are similar to those held in our investment companies.

Prior to the election of fair value option accounting, the shares were classified as available-for-sale securities with the unrealized loss of $232 million as of December 31, 2006 included in Accumulated other comprehensive income (loss).  In connection with the Company’s adoption of SFAS 159, this unrealized loss was recorded as a reduction of January 1, 2007 retained earnings as part of the cumulative-effect adjustment.  We have no intention of selling the Legg shares prior to our previously estimated recovery period.  The Legg shares, which have a fair value of $825 million as of June 30, 2007, are now included in Trading account assets on Citigroup’s Consolidated Balance Sheet.  Dividends are included in Interest revenue.

Selected portfolios of securities purchased under agreements to resell, securities sold under agreements to repurchase, and certain non-collateralized short-term borrowings

The Company has elected the fair value option for our United States, United Kingdom and certain Japan portfolios of fixed income securities purchased under agreements to resell and fixed income securities sold under agreements to repurchase (and certain non-collateralized short-term borrowings), because these positions are managed on a fair value basis. Specifically, related interest rate risk is managed on a portfolio basis, primarily with derivative instruments that are accounted for at fair value through earnings.  Previously, these positions were accounted for on the accrual basis.

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

The June 30, 2007 net balance of $108.0 billion for securities purchased under agreements to resell and $263.3 billion for securities sold under agreements to repurchase are included in their respective accounts in the Consolidated Balance Sheet.  The uncollateralized short-term borrowings of $3.8 billion are recorded in that account in the Consolidated Balance Sheet.

The related interest revenue and interest expense are measured based on the contractual rates specified in the transactions and are reported as interest revenue and expense in the Consolidated Statement of Income.

Selected letters of credit and revolving loans hedged by credit default swaps or participation notes

The Company has elected fair value option accounting for certain letters of credit that are hedged with derivative instruments or participation notes. Upon electing the fair value option, the related portions of the allowance for loan losses and the allowance for unfunded lending commitments were reversed. Citigroup elected the fair value option for these transactions because the risk is managed on a fair value basis, and to mitigate accounting mismatches.

The cumulative effect of $14 million pretax ($9 million after-tax) from adopting fair value option accounting was recorded as an increase in the January 1, 2007 retained earnings balance.  The change in fair value as well as the receipt of related fees was reported as Principal transactions in the Company’s Consolidated Statement of Income.

The notional amount of these unfunded letters of credit was $1.4 billion as of June 30, 2007.  The amount funded was insignificant with no amounts 90 days or more past due, or on a non-accrual status at June 30, 2007.

These items have been classified appropriately in Trading account assets or Trading account liabilities on the Consolidated Balance Sheet.

Various miscellaneous eligible items

Several miscellaneous eligible items currently classified as available-for-sale securities were selected for fair value option accounting.   These items were selected in preparation for the adoption of the Investment Company Audit Guide SOP, as discussed above.

Other items for which the fair value option was selected in accordance with SFAS 159

The Company has elected fair value option for the following eligible items, which did not affect opening retained earnings:

•                  Certain credit products

•                  Certain investments in private equity and real estate ventures

•                  Certain structured liabilities

•                  Certain non-structured liabilities

•                  Certain equity-method investments

Certain credit products

Citigroup has elected the fair value option for certain originated and purchased loans, including certain unfunded loan products, such as guarantees and letters of credit, executed by Citigroup’s trading businesses.  Significant groups of transactions include loans and unfunded loan products that will either be sold or securitized in the near term, or where the economic risks are hedged with derivative instruments.  Citigroup has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex or inappropriate; to align accounting with the transaction’s business purpose; and to achieve operational simplifications. Fair value was not elected for most lending transactions across the Company, including where those management objectives would not be met.

The balances for these loan products, which are classified with Trading account assets or Loans, were $22.7 billion and $1.6 billion as of June 30, 2007, respectively.  The aggregate unpaid principal balances exceeded the aggregate fair values by $47 million as of June 30, 2007.  $136 million of these loans were on a non-accrual basis, while none were 90 days or more past due.  For those loans that are on a non-accrual basis, the aggregate unpaid principal balances exceeded the aggregate fair values by $85 million as of June 30, 2007.

In addition, $193 million of unfunded loan commitments were outstanding as of June 30, 2007 related to certain credit products selected for fair value accounting.  .

Related interest income is measured based on the contractual interest rates and reported as interest income on trading account assets or loans depending on their balance sheet classifications.

Certain investments in private equity and real estate ventures

Citigroup invests in private equity and real estate ventures for the purpose of earning investment returns and for capital appreciation. The Company has elected the fair value option for certain of these ventures in anticipation of the January 2008 implementation of the Investment Company Audit Guide SOP, because such investments are considered similar to many private equity or hedge fund activities in our investment companies, which are reported at fair value.  See discussion of the SOP above. The fair value option brings consistency in the accounting and evaluation of certain of these investments.  As required by SFAS 159, all investments (debt and equity) in such real estate entities are accounted for at fair value.

These investments, which totaled $211 million as of June 30, 2007, are classified as Investments on Citigroup’s Consolidated Balance Sheet.  Changes in the fair value for these investments are classified in Other revenue in the Company’s Consolidated Statement of Income.

Certain structured liabilities

The Company has elected the fair value option for certain structured liabilities whose performance is linked to structured interest rates, inflation or currency risks (“structured liabilities”), but do not qualify for the fair value election under SFAS 155.  This election is applicable only to structured liabilities originated after January 1, 2007.

The Company has elected fair value option for structured liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis.  These positions will continue to be classified as debt, deposits or derivatives according to their legal structure on the Company’s Consolidated Balance Sheet.  The balances for these structured liabilities, which are classified as Interest-bearing deposits and Long-term debt on the Consolidated Balance Sheet, are $154 million and $887 million as of June 30, 2007, respectively.

For these structured liabilities classified as Long-term debt for which the fair value option has been elected, the aggregate unpaid principal balance exceeds the aggregate fair value of such instruments by $80 million as of June 30, 2007.

The change in fair value for these structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income.

Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

Certain non-structured liabilities

The Company has elected the fair value option for certain non-structured liabilities with fixed interest rates (“non-structured liabilities”).  This election was effective for applicable transactions originated after April 1, 2007.

The Company has elected the fair value option where the interest rate risk of such liabilities is economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be fair valued.  The election has been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Long-term debt on the Company’s Consolidated Balance Sheet.  The balances for these non-structured liabilities as of June 30, 2007 is $2.6 billion of Long-term debt.

 For these non-structured liabilities classified as Long-term debt for which the fair value option has been elected, the aggregate unpaid principal balance exceeds the aggregate fair value of such instruments by $31 million as of June 30, 2007.

The change in fair value for these non-structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income.

Related interest expense continues to be measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

Certain hybrid financial instruments

The Company has elected to apply fair value accounting under SFAS 155 for certain hybrid financial assets and liabilities whose performance is linked to risks other than interest rate, foreign exchange or inflation (e.g. equity, credit or commodity risks).  In addition, the Company has elected fair value accounting under SFAS 155 for residual interests retained from securitizing certain financial assets.  These elections are applicable only to those transactions originated after January 1, 2006.

The Company has elected fair value accounting for these instruments because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis.  In addition, the accounting for these instruments is simplified under a fair value approach as it eliminates the complicated operational requirements of bifurcating the embedded derivatives from the host contracts and accounting for each separately.  The hybrid financial instruments are classified as loans, deposits, trading liabilities (for pre-paid derivatives), or debt on the Company’s Consolidated Balance Sheet according to their legal form, while residual interests in securitizations  are classified as trading account assets.

The outstanding balances for these hybrid financial instruments classified in Loans is $664 million, while $2.7 billion is in Interest-bearing deposits, $6.9 billion in Trading account liabilities, $3.1 billion in Short-term borrowings and $22.6 billion in Long-term debt on the Consolidated Balance Sheet as of June 30, 2007.  In addition, $2.3 billion was reported in Trading account assets for the residual interests in securitizations.

For hybrid financial instruments for which the fair value accounting has been elected under SFAS 155 and that are classified as Long-term debt, the aggregate fair value exceeds the aggregate unpaid principal balance by $189 million as of June 30, 2007, while the difference for those instruments classified as Loans is immaterial.

Changes in fair value for hybrid financial instruments, which in most cases includes a component for accrued interest, are recorded in Principal transactions in the Company’s Consolidated Statement of Income. Interest accruals for certain hybrid instruments classified as trading assets are recorded separately from the change in fair value as interest income.

Certain equity method investments

Citigroup adopted fair value accounting for various non-strategic investments in leveraged buyout funds and other hedge funds that previously were required to be accounted for under the equity method.  Management elected fair value accounting to reduce operational future and accounting complexity, in particular related to the future implementation of the Investment Company Audit Guide SOP.  Because the funds account for all of their underlying assets at full fair value, the impact of applying the equity method to Citigroup’s investment in these funds was equivalent to fair value accounting (that is, the net investment in the funds reported on Citigroup’s Consolidated Balance Sheet will result in equal fair values for the investment in the fund on the balance sheet. In addition, Citigroup’s proportionate share of the net income or loss of each fund reported on Citigroup’s Consolidated Statement of Income in each period as equity income recognized under the equity method will equal the mark-to-market earnings on the income statement under fair value accounting). Thus, this fair value election had no impact on opening retained earnings.

These fund investments, which totaled $1.7 billion as of June 30, 2007, are classified as Investments on the Consolidated Balance Sheet.  Changes in fair value of these investments are classified in Other revenue in the Consolidated Statement of Income.

Fair Value Hierarchy

The Company holds fixed income and equity securities, derivatives, investments in private equity, a limited number of loan portfolios and certain other financial instruments, which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.   More specifically, for fixed income securities and derivatives, the Company’s alternative approach when market prices are not available is to discount the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. For loans carried at fair value, there is no related allowance for loan losses.

The Company also carries a number of its liabilities at fair value including certain structured notes and derivative liabilities.  In determining the fair value of the Company’s obligations, various factors are considered including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options, warrants, and derivatives; price activity for equivalent or synthetic instruments; the potential impact on market prices or fair value of liquidating the Company’s positions in an orderly manner over a reasonable period of time under current market conditions, and Citigroup’s own-credit standing.

These valuation techniques are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

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

The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value at June 30, 2007.

In millions of dollars	Level 1	Level 2	Level 3	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$165,193	$16	$(57,209)	$108,000
Trading account assets
Trading securities	222,316	211,513	43,774	—	477,603
Derivatives	6,564	314,909	11,094	(271,854)	60,713
Investments	99,494	127,015	20,201	—	246,710
Loans and leases(2)	—	1,085	1,195	—	2,280
Other financial assets
Measured on a recurring basis	—	7,681	10,349	—	18,030
Measured on a non-recurring basis(3)	—	15,775	8,691	—	24,466

Liabilities
Interest-bearing deposits	—	2,781	905		2,871
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	314,229	6,241	(57,209)	263,261
Trading account liabilities
Securities sold not yet purchased	110,758	9,399	653	—	120,810
Derivatives	5,970	349,019	12,278	(270,08)	97,182
Short-term borrowings	—	4,207	2,652	—	6,859
Long-term debt	—	24,217	1,804	—	26,021
Other financial liabilities
Measured on a recurring basis	—	4,866	31	—	4,897

(1)             Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements”, and (ii) derivative exposures covered by a qualifying master netting agreement in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Relating to Certain Contracts” and the market value adjustment reserve.

(2)             There is no allowance for loan losses recorded for loans reported at fair value.

(3)             Primarily represents loans held for sale and assets obtained from purchase acquisitions for the quarter.

The following tables present the changes in the Level 3 fair value category for the three- and-six-months ended June 30, 2007.  Mis-characterizations and mis-classifications, which were deemed immaterial to the presentation of the consolidated financial statements , were identified in the first three-months’ activity that were previously presented in the Company’s first quarter 2007 Form10-Q and have been properly stated in the tables below.  The Consolidated Statement of Income, the Consolidated Balance Sheet, the Consolidated Statement of Changes in Stockholders’ Equity, and the Consolidated Statement of Cash Flows presented in the 2007 first quarter Form 10-Q were properly stated.

		Net realized/unrealized gains(losses) included in		Transfers in and/or	Purchases, issuances		Unrealized gains
In millions of dollars	March 31, 2007	Principal transactions	Other(1)(2)	out of Level 3	and settlements	June 30, 2007	(losses) still held(3)
Assets
Securities purchased under agreements to resell	$16	—	—	—	—	$16	—
Trading account assets Trading securities	33,072	(369)	—	2,741	8,330	43,774	(773)
Investments	12,653	-	666	433	6,449	20,201	285
Loans	—	(8)	—	459	744	1,252	5
Other financial assets Measured on a recurring basis	8,919	—	1,264	172	(6)	10,349	1,253

Liabilities
Interest-bearing deposits	107	12	—	(33)	28	90	4
Securities sold under agreements to repurchase	6,278	49	—	277	(265)	6,241	(23)
Trading account liabilities
Securities sold not yet purchased	434	8	—	(115)	342	653	(28)
Derivatives, net(4)	(1,234)	279	—	1,392	1,305	1,184	(1,471)
Short-term borrowings	1,889	17	—	(327)	1,107	2,652	—
Long-term debt	1,349	(11)	—	92	352	1,804	(2)
Other financial liabilities measured on a recurring basis	8	—	(24)	(1)	—	31	(23)

		Net realized/unrealized gains(losses) included in		Transfers in and/or	Purchases, issuances		Unrealized gains
In millions of dollars	January 1, 2007	Principal transactions	Other(1)(2)	out of Level 3	and settlements	June 30, 2007	(losses) still held(3)
Assets
Securities purchased under agreements to resell	$16	—	—	—	—	$16	—
Trading account assets Trading securities	23,244	124	—	5,082	15,324	43,774	(123)
Investments	11,468	—	849	1,013	6,871	20,201	639
Loans	—	(8)	—	459	744	1,195	10
Other financial assets Measured on a recurring basis	5,558	—	1,533	(246)	3,504	10,349	1,517

Liabilities
Interest-bearing deposits	60	12	1	(33)	76	90	6
Securities sold under agreements to repurchase	6,778	(11)	—	84	(632)	6,241	(23)
Trading account liabilities
Securities sold not yet purchased	467	36	—	(213)	435	653	(117)
Derivatives, net(4)	(1,875)	685	—	1,106	2,638	1,184	(1,244)
Short-term borrowings	2,214	9	—	(348)	789	2,652	(1)
Long-term debt	1,693	(11)	—	92	8	1,804	(2)
Other financial liabilities measured on a recurring basis	—	—	(24)	(1)	8	31	(23)

(1)             Changes in fair value for Available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)             Unrealized gains (losses) on MSRs, included in Other financial assets in this table, are recorded in Commissions and fees on the Consolidated Statement of Income.

(3)             Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at June 30, 2007.

(4)             Total Level 3 derivative exposures have been netted on these tables for presentation purposes only.

17.    Guarantees

The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions.  The following table summarizes at June 30, 2007 and December 31, 2006 all of the Company’s guarantees and indemnifications, where management believes the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract.  The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged.  Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

The following tables present information about the Company’s guarantees at June 30, 2007 and December 31, 2006:

	Maximum Potential Amount of Future Payments
In billions of dollars at June 30, except carrying value in millions	Expire Within 1 Year	Expire After 1 |Year	Total Amount Outstanding	Carrying Value (in millions)
2007
Financial standby letters of credit	$54.0	$26.7	$80.7	$118.5
Performance guarantees	10.4	5.8	16.2	49.7
Derivative instruments	54.3	1,349.3	1,403.6	35,380.2
Loans sold with recourse	—	1.7	1.7	49.7
Securities lending indemnifications(1)	157.3	—	157.3	—
Credit card merchant processing(1)	61.0	—	61.0	—
Custody indemnifications(1)	—	51.2	51.2	—
Total	$337.0	$1,434.7	$1,771.7	$35,598.1

	Maximum Potential Amount of Future Payments
In billions of dollars at December 31, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value (in millions)
2006
Financial standby letters of credit(2)	$46.7	$25.8	$72.5	$179.3
Performance guarantees(2)	11.2	4.6	15.8	47.2
Derivative instruments	42.0	916.6	958.6	16,836.0
Loans sold with recourse	—	1.6	1.6	51.9
Securities lending indemnifications(1)	110.7	—	110.7	—
Credit card merchant processing(1)	52.3	—	52.3	—
Custody indemnifications(1)	—	54.4	54.4	—
Total	$262.9	$1,003.0	$1,265.9	$17,114.4

(1)          The carrying values of securities lending indemnifications, credit card merchant processing, and custody indemnifications are not material as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant and the carrying amount of the Company’s obligations under these guarantees is immaterial.

(2)          Reclassified to conform to the current period’s presentation.

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

Citigroup’s primary credit card business is the issuance of credit cards to individuals.  In addition, the Company provides transaction processing services to various merchants with respect to bankcard and private label cards.  In the event of a billing dispute with respect to a bankcard transaction between a merchant and a cardholder, that is ultimately resolved in the cardholder’s favor, the third party holds the primary contingent liability to credit or refund the amount to the cardholder and charge back the transaction to the merchant.  If the third party is unable to collect this amount from the merchant, it bears the loss for the amount of the credit or refund paid to the cardholder.

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

The Company’s maximum potential contingent liability related to both bankcard and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time.  At June 30, 2007 and December 31, 2006, this maximum potential exposure was estimated to be $61 billion and $52 billion, respectively.

However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure, based on the Company’s historical experience and its position as a secondary guarantor (in the case of bankcards).  In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants.  The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience.  At June 31, 2007 and December 31, 2006, the estimated losses incurred and the carrying amounts of the Company’s contingent obligations related to merchant processing activities were immaterial.

In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage.  These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company’s maximum exposure to loss cannot be quantified.  The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time.  The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience.  At June 30, 2007, the actual and estimated losses incurred and the carrying value of the Company’s obligations related to these programs were immaterial.

In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law.  Counterparties to these transactions provide the Company with comparable indemnifications.  While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions.  The indemnification clauses are often standard contractual terms related to the Company’s own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote.  Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date).  No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment.  In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur.  There are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2007 and December 31, 2006, related to these indemnifications and they are not included in the table.

In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member’s default on its obligations. The Company’s potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs.  Accordingly, the Company’s participation in VTNs is not reported in the table and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2007 or December 31, 2006 for potential obligations that could arise from the Company’s involvement with VTN associations.

At June 30, 2007 and December 31, 2006, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table amounted to approximately $36 billion and $17 billion, respectively.  The carrying value of derivative instruments is included in either trading liabilities or other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes.  The carrying value of financial and performance guarantees is included in other liabilities.  For loans sold with recourse, the carrying value of the liability is included in other liabilities.  In addition, at June 30, 2007 and December 31, 2006, other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1.1 billion, relating to letters of credit and unfunded lending commitments.

In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $109 billion and $92 billion at June 30, 2007 and December 31, 2006, respectively.  Securities and other marketable assets held as collateral amounted to $61 billion and $42 billion and letters of credit in favor of the Company held as collateral amounted to $114 million and $142 million at June 30, 2007 and December 31, 2006, respectively.  Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

18.    Contingencies

As described in the “Legal Proceedings” discussion on page 91, the Company has been a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

(i)             underwritings for, and research coverage of, WorldCom;

(ii)        underwritings for Enron and other transactions and activities related to Enron;

(iii)     transactions and activities related to research coverage of companies other than WorldCom; and

(iv)    transactions and activities related to the IPO Securities Litigation.

During the second quarter of 2007, in connection with an evaluation of the Company’s litigation reserve for these matters and primarily as a result of favorable developments in certain WorldCom/Research litigation matters, the Company released $300 million ($188 million after-tax) from its litigation reserve for these matters. As of June 30, 2007, the Company’s litigation reserve for these matters, net of (a) amounts previously paid or not yet paid but committed to be paid in connection with the Enron class action settlement and other settlements arising out of these matters and (b) the $300 million release recorded during the 2007 second quarter, was approximately $2.8 billion.

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

19.    Citibank, N.A. and Subsidiaries Statement of Changes in Stockholder’s Equity

	Six Months Ended June 30,
In millions of dollars, except shares	2007	2006
Common stock ($20 par value)
Balance, beginning of period—Shares: 37,534,553 in 2007 and 2006	$751	$751
Balance, end of period—Shares: 37,534,553 in 2007 and 2006	$751	$751
Surplus
Balance, beginning of period	$43,753	$37,978
Capital contribution from parent company	5,707	1,470
Employee benefit plans	27	78
Other	—	10
Balance, end of period	$49,487	$39,536
Retained earnings
Balance, beginning of period	$30,358	$24,062
Adjustment to opening balance, net of tax(1)	(96)	—
Adjusted balance, beginning of period	$30,262	$24,062
Net income	5,202	5,229
Dividends paid	(121)	(1,987)
Balance, end of period	$35,343	$27,304
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(1,709)	$(2,550)
Adjustment to opening balance, net of tax(2)	(1)	—
Adjusted balance, beginning of period	$(1,710)	$(2,550)
Net change in unrealized gains (losses) on investment securities, available-for-sale, net of tax	(896)	(537)
Net change in foreign currency translation adjustment, net of tax	696	942
Net change for cash flow hedges, net of tax	307	374
Pension liability adjustment, net of tax	87	1
Net change in Accumulated other comprehensive income	$194	$780
Balance, end of period	$(1,516)	$(1,770)
Total stockholder’s equity
Balance, beginning of period	$73,153	$60,241
Adjustment to opening balance, net of tax(1)(2)	(97)	—
Adjusted balance, beginning of period	$73,056	$60,241
Changes during the period, net	11,009	5,580
Balance, end of period	$84,065	$65,821
Comprehensive income
Net income	$5,202	$5,229
Net change in Accumulated other comprehensive income	194	780
Total comprehensive income	$5,396	$6,009

(1)          The adjustment to opening balance for retained earnings is the sum of the after-tax amounts for the adoption of the following accounting pronouncements:

•                  SFAS 157 for $9 million,

•                  SFAS 159 for $15 million,

•                  FSP 13-2 for ($142) million, and

•                  FIN 48 for $22 million.

See Note 1 and Note 16 on pages 51 and 71, respectively.

(2)          The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to several miscellaneous items previously reported in accordance with SFAS 115.  The related unrealized gains and losses were reclassified to retained earnings upon the adoption of the fair value option in accordance with SFAS 159.  See Note 1 and Note 16 on pages 51 and 71 for further discussions.

Reclassified to conform to the current period’s presentation.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$4,031	$—	$—	$—	$—	$—	$(4,031)	$—

Interest revenue	99	7,940	—	1,682	1,970	20,589	(1,682)	30,598
Interest revenue—intercompany	1,358	401	1,451	36	140	(3,350)	(36)	—
Interest expense	1,920	6,277	1,047	47	190	9,738	(47)	19,172
Interest expense—intercompany	(30)	1,356	205	538	708	(2,239)	(538)	—
Net interest revenue	$(433)	$708	$199	$1,133	$1,212	$9,740	$(1,133)	$11,426

Commissions and fees	$—	$2,668	$—	$26	$46	$3,760	$(26)	$6,474
Commissions and fees—intercompany	—	14	—	5	5	(19)	(5)	—
Principal transactions	(207)	1,418	(344)	—	3	1,917	—	2,787
Principal transactions—intercompany	(20)	(99)	150	—	(38)	7	—	—
Other income	940	1,230	84	113	199	3,490	(113)	5,943
Other income—intercompany	(867)	246	(71)	6	(27)	719	(6)	—
Total non-interest revenues	$(154)	$5,477	$(181)	$150	$188	$9,874	$(150)	$15,204
Total revenues, net of interest expense	$3,444	$6,185	$18	$1,283	$1,400	$19,614	$(5,314)	$26,630

Provisions for credit losses and for benefits and claims	$—	$17	$—	$402	$450	$2,250	$(402)	$2,717

Expenses
Compensation and benefits	$31	$3,391	$—	$171	$227	$5,273	$(171)	$8,922
Compensation and benefits—intercompany	4	—	—	41	40	(44)	(41)	—
Other expense	126	618	1	121	168	5,020	(121)	5,933
Other expense—intercompany	87	451	8	74	93	(639)	(74)	—
Total operating expenses	$248	$4,460	$9	$407	$528	$9,610	$(407)	$14,855

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$3,196	$1,708	$9	$474	$422	$7,754	$(4,505)	$9,058
Income taxes (benefits)	(320)	613	4	172	169	2,243	(172)	2,709
Minority interest, net of taxes	—	—	—	—	—	123	—	123
Equities in undistributed income of subsidiaries	2,710	—	—	—	—	—	(2,710)	—
Income from continuing operations	$6,226	$1,095	$5	$302	$253	$5,388	$(7,043)	$6,226

Income from discontinued operations, net of taxes	—	—	—	—	—	—	—	—

Net income	$6,226	$1,095	$5	$302	$253	$5,388	$(7,043)	$6,226

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$1,510	$—	$—	$—	$—	$—	$(1,510)	$—

Interest revenue	102	5,931	—	1,467	1,740	15,799	(1,467)	23,572
Interest revenue—intercompany	1,005	112	758	8	87	(1,962)	(8)	—
Interest expense	1,446	4,676	503	48	183	6,909	(48)	13,717
Interest expense—intercompany	(7)	636	210	397	587	(1,426)	(397)	—
Net interest revenue	$(332)	$731	$45	$1,030	$1,057	$8,354	$(1,030)	$9,855

Commissions and fees	$—	$2,570	$—	$17	$42	$2,719	$(17)	$5,331
Commissions and fees—intercompany	—	67	—	11	11	(78)	(11)	—
Principal transactions	20	(137)	133	—	4	1,683	—	1,703
Principal transactions—intercompany	15	649	(137)	—	—	(527)	—	—
Other income	247	929	86	110	125	3,906	(110)	5,293
Other income—intercompany	(299)	161	(73)	5	4	207	(5)	—
Total non-interest revenues	$(17)	$4,239	$9	$143	$186	$7,910	$(143)	$12,327
Total revenues, net of interest expense	$1,161	$4,970	$54	$1,173	$1,243	$16,264	$(2,683)	$22,182

Provisions for credit losses and for benefits and claims	$—	$6	$—	$290	$329	$1,482	$(290)	$1,817

Expenses
Compensation and benefits	$26	$2,746	$—	$182	$236	$4,366	$(182)	$7,374
Compensation and benefits—intercompany	2	—	—	37	36	(38)	(37)	—
Other expense	29	934	1	112	143	4,288	(112)	5,395
Other expense—intercompany	39	359	(6)	48	65	(457)	(48)	—
Total operating expenses	$96	$4,039	$(5)	$379	$480	$8,159	$(379)	$12,769

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$1,065	$925	$59	$504	$434	$6,623	$(2,014)	$7,596
Income taxes (benefits)	(330)	285	25	189	162	2,161	(189)	2,303
Minority interest, net of taxes	—	—	—	—	—	31	—	31
Equities in undistributed income of subsidiaries	3,870	—	—	—	—	—	(3,870)	—
Income from continuing operations	$5,265	$640	$34	$315	$272	$4,431	$(5,695)	$5,262

Income from discontinued operations, net of taxes	—	21	—	—	—	(18)	—	3

Net income	$5,265	$661	$34	$315	$272	$4,413	$(5,695)	$5,265

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$6,836	$—	$—	$—	$—	$—	$(6,836)	$—

Interest revenue	196	15,222	—	3,206	3,761	39,551	(3,206)	58,730
Interest revenue—intercompany	2,642	696	2,696	73	263	(6,297)	(73)	—
Interest expense	3,710	11,999	1,938	93	371	18,716	(93)	36,734
Interest expense—intercompany	(43)	2,526	396	1,034	1,368	(4,247)	(1,034)	—
Net interest revenue	$(829)	$1,393	$362	$2,152	$2,285	$18,785	$(2,152)	$21,996

Commissions and fees	$—	$5,686	$—	$44	$87	$6,474	$(44)	$12,247
Commissions and fees—intercompany	—	39	—	10	10	(49)	(10)	—
Principal transactions	(201)	2,313	(472)	—	3	4,141	—	5,784
Principal transactions—intercompany	(17)	13	151	—	(38)	(109)	—	—
Other income	966	2,350	136	220	345	8,265	(220)	12,062
Other income—intercompany	(826)	628	(115)	13	(43)	356	(13)	—
Total non-interest revenues	$(78)	$11,029	$(300)	$287	$364	$19,078	$(287)	$30,093
Total revenues, net of interest expense	$5,929	$12,422	$62	$2,439	$2,649	$37,863	$(9,275)	$52,089

Provisions for credit losses and for benefits and claims	$—	$24	$—	$828	$928	$4,732	$(828)	$5,684

Expenses
Compensation and benefits	$52	$7,004	$—	$331	$441	$10,124	$(331)	$17,621
Compensation and benefits—intercompany	6	—	—	81	81	(87)	(81)	—
Other expense	240	1,606	1	276	374	10,584	(276)	12,805
Other expense—intercompany	113	876	29	151	188	(1,206)	(151)	—
Total operating expenses	$411	$9,486	$30	$839	$1,084	$19,415	$(839)	$30,426

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$5,518	$2,912	$32	$772	$637	$13,716	$(7,608)	$15,979
Income taxes (benefits)	(561)	974	13	278	233	3,912	(278)	4,571
Minority interest, net of taxes	—	—	—	—	—	170	—	170
Equities in undistributed income of subsidiaries	5,159	—	—	—	—	—	(5,159)	—
Income from continuing operations	$11,238	$1,938	$19	$494	$404	$9,634	$(12,489)	$11,238

Income from discontinued operations, net of taxes	—	—	—	—	—	—	—	—

Net income	$11,238	$1,938	$19	$494	$404	$9,634	$(12,489)	$11,238

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$3,963	$—	$—	$—	$—	$—	$(3,963)	$—

Interest revenue	193	11,340	—	2,866	3,399	30,513	(2,866)	45,445
Interest revenue—intercompany	1,932	221	1,327	(10)	166	(3,646)	10	—
Interest expense	2,775	8,770	931	100	364	12,984	(100)	25,824
Interest expense—intercompany	(40)	1,197	340	747	1,111	(2,608)	(747)	—
Net interest revenue	$(610)	$1,594	$56	$2,009	$2,090	$16,491	$(2,009)	$19,621

Commissions and fees	$—	$4,947	$—	$31	$80	$5,492	$(31)	$10,519
Commissions and fees—intercompany	—	144	—	22	22	(166)	(22)	—
Principal transactions	36	1,329	10	—	4	2,441	—	3,820
Principal transactions—intercompany	30	313	(7)	—	—	(336)	—	—
Other income	750	2,002	151	223	287	7,215	(223)	10,405
Other income—intercompany	(733)	375	(141)	10	7	492	(10)	—
Total non-interest revenues	$83	$9,110	$13	$286	$400	$15,138	$(286)	$24,744
Total revenues, net of interest expense	$3,436	$10,704	$69	$2,295	$2,490	$31,629	$(6,258)	$44,365

Provisions for credit losses and for benefits and claims	$—	$27	$—	$585	$666	$2,797	$(585)	$3,490

Expenses
Compensation and benefits	$21	$6,213	$—	$380	$483	$8,920	$(380)	$15,637
Compensation and benefits—intercompany	4	—	—	72	72	(76)	(72)	—
Other expense	65	1,841	1	261	334	8,249	(261)	10,490
Other expense—intercompany	73	802	14	93	127	(1,016)	(93)	—
Total operating expenses	$163	$8,856	$15	$806	$1,016	$16,077	$(806)	$26,127

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$3,273	$1,821	$54	$904	$808	$12,755	$(4,867)	$14,748
Income taxes (benefits)	(536)	550	23	314	228	3,575	(314)	3,840
Minority interest, net of taxes	—	—	—	—	—	91	—	91
Equities in undistributed income of subsidiaries	$7,095	—	—	—	—	—	(7,095)	—
Income from continuing operations	$10,904	$1,271	$31	$590	$580	$9,089	$(11,648)	$10,817

Income from discontinued operations, net of taxes	—	15	—	—	—	72	—	87

Net income	$10,904	$1,286	$31	$590	$580	$9,161	$(11,648)	$10,904

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Assets
Cash and due from banks	$—	$4,492	$—	$202	$315	$25,828	$(202)	$30,635
Cash and due from banks—intercompany	82	702	21	142	164	(969)	(142)	—
Federal funds sold and resale agreements	—	308,005	—	—	—	40,124	—	348,129
Federal funds sold and resale agreements—intercompany	—	12,179	—	—	—	(12,179)	—	—
Trading account assets	44	361,228	—	—	31	177,013	—	538,316
Trading account assets—intercompany	998	8,739	1,228	-	33	(10,998)	—	—
Investments	6,383	211	—	2,396	2,964	248,322	(2,396)	257,880
Loans, net of unearned income	—	954	—	46,432	56,000	685,970	(46,432)	742,924
Loans, net of unearned income—intercompany	—	—	119,192	7,869	11,368	(130,560)	(7,869)	—
Allowance for loan losses	—	(73)	—	(959)	(1,109)	(9,199)	959	(10,381)
Total loans, net	$—	$881	$119,192	$53,342	$66,259	$546,211	$(53,342)	$732,543
Advances to subsidiaries	106,371	—	—	—	—	(106,371)	—	—
Investments in subsidiaries	158,808	—	—	—	—	—	(158,808)	—
Other assets	8,110	86,683	66	7,313	8,958	209,546	(7,313)	313,363
Other assets—intercompany	4,433	19,924	3,774	312	530	(28,661)	(312)	—
Total assets	$285,229	$803,044	$124,281	$63,707	$79,254	$1,087,866	$(222,515)	$2,220,866

Liabilities and stockholders’ equity
Deposits	$—	$—	$—	$—	$—	$771,761	$—	$771,761
Federal funds purchased and securities loaned or sold	—	343,411	—	—	—	50,732	—	394,143
Federal funds purchased and securities loaned or sold—intercompany	210	3,183	—	—	—	(3,393)	—	—
Trading account liabilities	6	152,029	182	—	—	65,775	—	217,992
Trading account liabilities—intercompany	94	4,991	195	—	37	(5,317)	—	—
Short-term borrowings	7,557	22,622	55,114	223	1,464	80,382	(223)	167,139
Short-term borrowings—intercompany	—	76,682	33,681	11,690	33,778	(144,141)	(11,690)	—
Long-term debt	140,446	29,148	30,930	3,141	14,000	125,553	(3,141)	340,077
Long-term debt—intercompany	383	27,825	1,981	37,698	19,473	(49,662)	(37,698)	—
Advances from subsidiaries	503	—	—	—	—	(503)	—	—
Other liabilities	6,480	112,768	314	3,925	3,868	78,570	(3,925)	202,000
Other liabilities—intercompany	1,796	10,127	180	717	337	(12,440)	(717)	—
Stockholders’ equity	127,754	20,258	1,704	6,313	6,297	130,549	(165,121)	127,754
Total liabilities and stockholders’ equity	$285,229	$803,044	$124,281	$63,707	$79,254	$1,087,866	$(222,515)	$2,220,866

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Assets
Cash and due from banks	$—	$3,752	$—	$216	$313	$22,449	$(216)	$26,514
Cash and due from banks—intercompany	21	669	—	172	190	(880)	(172)	—
Federal funds sold and resale agreements	—	269,949	—	—	—	12,868	—	282,817
Federal funds sold and resale agreements—intercompany	—	5,720	—	—	—	(5,720)	—	—
Trading account assets	38	281,290	—	—	36	112,561	—	393,925
Trading account assets—intercompany	224	6,257	1	—	9	(6,491)	—	—
Investments	9,088	—	—	2,290	2,808	261,695	(2,290)	273,591
Loans, net of unearned income	—	932	—	44,809	53,614	624,646	(44,809)	679,192
Loans, net of unearned income—Intercompany	—	—	83,308	8,116	11,234	(94,542)	(8,116)	—
Allowance for loan losses	—	(60)	—	(954)	(1,099)	(7,781)	954	(8,940)
Total loans, net	$—	$872	$83,308	$51,971	$63,749	$522,323	$(51,971)	$670,252
Advances to subsidiaries	90,112	—	—	—	—	(90,112)	—	—
Investments in subsidiaries	146,904	—	—	—	—	—	(146,904)	—
Other assets	8,234	66,761	552	4,708	6,208	155,464	(4,708)	237,219
Other assets—intercompany	2,969	16,153	4,241	260	388	(23,751)	(260)	—
Total assets	$257,590	$651,423	$88,102	$59,617	$73,701	$960,406	$(206,521)	$1,884,318

Liabilities and stockholders’ equity
Deposits	$—	$—	$—	$—	$—	$712,041	$—	$712,041
Federal funds purchased and securities loaned or sold	—	304,470	—	—	—	44,765	—	349,235
Federal funds purchased and securities loaned or sold—intercompany	1,910	2,283	—	—	—	(4,193)	—	—
Trading account liabilities	5	106,174	51	—	—	39,657	—	145,887
Trading account liabilities—Intercompany	128	2,829	93	—	—	(3,050)	—	—
Short-term borrowings	32	14,102	43,345	1,201	3,137	40,217	(1,201)	100,833
Short-term borrowings—intercompany	—	47,178	22,494	9,739	24,130	(93,802)	(9,739)	—
Long-term debt	125,350	28,719	18,847	2,904	13,222	102,356	(2,904)	288,494
Long-term debt—intercompany	399	24,038	1,644	33,050	24,349	(50,430)	(33,050)	—
Advances from subsidiaries	2,565	—	—	—	—	(2,565)	—	—
Other liabilities	6,246	95,113	139	1,362	1,194	65,353	(1,362)	168,045
Other liabilities—intercompany	1,172	6,498	179	628	334	(8,183)	(628)	—
Stockholders’ equity	119,783	20,019	1,310	10,733	7,335	118,240	(157,637)	119,783
Total liabilities and stockholders’ equity	$257,590	$651,423	$88,102	$59,617	$73,701	$960,406	$(206,521)	$1,884,318

Reclassified to conform to the current period’s presentation.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities of continuing operations	$4,625	$(36,368)	$(305)	$1,785	$(796)	$(7,710)	$(1,785)	$(40,554)
Cash flows from investing activities
Change in loans	$—	$(22)	$(25,728)	$(2,912)	$(3,778)	$(145,700)	$2,912	(175,228)
Proceeds from sales and securitizations of loans	—	—	—	—	—	129,093	—	129,093
Purchases of investments	(6,669)	(211)	—	(352)	(839)	(130,349)	352	(138,068)
Proceeds from sales of investments	3,110	—	—	73	201	89,246	(73)	92,557
Proceeds from maturities of investments	6,021	—	—	157	501	64,500	(157)	71,022
Changes in investments and advances—intercompany	(21,959)	—	(10,378)	247	(134)	32,471	(247)	—
Business acquisitions	—	—	—	—	—	(13,525)	—	(13,525)
Other investing activities	—	(1,547)	4	—	—	(17,553)	—	(19,096)
Net cash (used in) provided by investing activities	$(19,497)	$(1,780)	$(36,102)	$(2,787)	$(4,049)	$8,183	$2,787	$(53,245)
Cash flows from financing activities
Dividends paid	$(5,387)	$—	$—	$—	$—	$—	$—	$(5,387)
Dividends paid—intercompany	—	(1,842)	—	(4,900)	(1,500)	3,342	4,900	—
Issuance of common stock	852	—	—	—	—	—	—	852
Redemption or retirement of preferred stock	(400)	—	—	—	—	—	—	(400)
Treasury stock acquired	(653)	—	—	—	—	—	—	(653)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	15,917	(705)	13,328	237	778	(3,424)	(237)	25,894
Proceeds/(Repayments) from issuance of long-term debt—intercompany, net	(16)	3,444	(207)	4,648	(4,876)	1,655	(4,648)	—
Change in deposits	—	—	—	—	—	43,434	—	43,434
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	7,525	8,520	11,389	(977)	1,105	6,195	977	34,734
Net change in short-term borrowings and other advances—intercompany	(2,062)	29,504	11,537	1,951	9,314	(48,293)	(1,951)	—
Capital contributions from parent	—	—	375	—	—	(375)	—	—
Other financing activities	(843)	—	6	(1)	—	(6)	1	(843)
Net cash provided by financing activities	$14,933	$38,921	$36,428	$958	$4,821	$2,528	$(958)	$97,631
Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$289	$—	$289
Net increase (decrease) in cash and due from banks	$61	$773	$21	$(44)	$(24)	$3,290	$44	$4,121
Cash and due from banks at beginning of period	21	4,421	—	388	503	21,569	(388)	26,514
Cash and due from banks at end of period from continuing operations	$82	$5,194	$21	$344	$479	$24,859	$(344)	$30,635
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(677)	$(309)	$(11)	$131	$42	$3,607	$(131)	$2,652
Interest	3,007	14,927	2,210	738	230	13,360	(738)	33,734
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$567	$583	$299	$(567)	$882

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities of continuing operations	$4,633	$(2,985)	$(19)	$1,631	$2,362	$(886)	$(1,631)	$3,105
Cash flows from investing activities
Change in loans	$—	$(83)	$—	$(1,097)	$(1,394)	$(184,322)	$1,097	$(185,799)
Proceeds from sales and securitizations of loans	—	—	—	—	—	129,468	—	129,468
Purchases of investments	(12,947)	—	—	(3,992)	(4,914)	(91,873)	3,992	(109,734)
Proceeds from sales of investments	2,659	—	—	528	834	30,451	(528)	33,944
Proceeds from maturities of investments	7,730	—	—	3,359	4,073	49,668	(3,359)	61,471
Changes in investments and advances—intercompany	(6,021)	—	(12,332)	(2,948)	(838)	19,191	2,948	—
Business acquisitions	—	(9)	—	—	—	9	—	—
Other investing activities	—	121	—	—	—	(5,480)	—	(5,359)
Net cash (used in) provided by investing activities	$(8,579)	$29	$(12,332)	$(4,150)	$(2,239)	$(52,888)	$4,150	$(76,009)
Cash flows from financing activities
Dividends paid	$(4,962)	$—	$—	$—	$—	$—	$—	$(4,962)
Dividends paid—intercompany	—	(1,199)	—	—	(35)	1,234	—	—
Issuance of common stock	900	—	—	—	—	—	—	900
Redemption or retirement of preferred stock	(125)	—	—	—	—	—	—	(125)
Treasury stock acquired	(4,000)	—	—	—	—	—	—	(4,000)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	9,620	(5,586)	7,269	(988)	(441)	10,527	988	21,389
Proceeds/(Repayments) from issuance of long-term debt—intercompany, net	758	2,805	—	810	(6,654)	3,091	(810)	—
Change in deposits	—	—	—	(1)	—	54,967	1	54,967
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(2)	3,267	(330)	(1,520)	(1,451)	4,167	1,520	5,651
Net change in short-term borrowings and other advances—intercompany	2,242	4,455	4,930	3,903	8,356	(19,983)	(3,903)	—
Capital contributions from parent	—	—	482	267	35	(517)	(267)	—
Other financing activities	(591)	—	—	2	1	(1)	(2)	(591)
Net cash provided by (used in) financing activities	$3,840	$3,742	$12,351	$2,473	$(189)	$53,485	$(2,473)	$73,229
Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$354	$—	$354
Net (decrease) increase in cash and due from banks	$(106)	$786	$—	$(46)	$(66)	$65	$46	$679
Cash and due from banks at beginning of period	247	3,913	1	687	876	18,595	(687)	23,632
Cash and due from banks at end of period from continuing operations	$141	$4,699	$1	$641	$810	$18,660	$(641)	$24,311
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(409)	$111	$—	$280	$52	$2,394	$(280)	$2,148
Interest	2,297	9,524	1,216	83	237	9,653	(83)	22,927
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$515	$530	$137	$(515)	$667

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Enron Corp.

On June 6, 2007, the parties reached an agreement in principle to settle  BAYERISCHE LANDESBANK, ET AL. v. JPMORGAN CHASE BANK, ET AL.

Research

Customer Class Actions.

On May 3, 2007, the District Court remanded DISHER V. CITIGROUP GLOBAL MARKETS, INC., to Illinois state court.  On June 13, 2007, Citigroup moved in state court to dismiss the action.

Parmalat

On May 16, 2007, the New Jersey Supreme Court denied Citigroup’s motion for leave to appeal the denial of its renewed motion to dismiss for forum non conveniens.  On July 3, 2007, Parmalat moved for leave to amend its complaint.

In July 2007, the Milan prosecutor obtained indictments against numerous individuals, including a Citigroup employee, for alleged offenses under Italian law that arise out of the collapse of Parmalat.

On July 24, 2007, the United States District Court for the Southern District of New York granted Citigroup’s and other defendants’ motion for judgment on the pleadings and dismissed the claims of all foreign purchasers of Parmalat securities for lack of subject matter jurisdiction.

Mutual Funds

In May 2007, CGMI finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

On May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc of the Second Circuit’s decision reversing the district court’s class certification.

IPO Antitrust Litigation

On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

Other

On May 22, 2007, the New York Supreme Court denied approval of the proposed settlement in CARROLL v. WEILL, ET AL.  On July 20, 2007, plaintiff moved to dismiss the lawsuit without prejudice.

Item 1A.  Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Share Repurchases

Under its long-standing repurchase program, the Company buys back common shares in the market or otherwise from time to time.  The program is used for many purposes, including to offset dilution from stock-based compensation programs.

The following table summarizes the Company’s share repurchases during the first six months of 2007:

In millions, except per share amounts	Total Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program

First Quarter 2007
Open market repurchases(1)	12.1	$53.37	$6,767
Employee transactions(2)	8.1	$54.55	N/A
Total First Quarter 2007	20.2	$53.85	$6,767

April 2007
Open market repurchases	—	—	$6,767
Employee transactions	0.5	$52.38	N/A
May 2007
Open market repurchases	—	—	$6,767
Employee transactions	0.5	$54.23	N/A
June 2007
Open market repurchases	0.1	$51.42	$6,759
Employee transactions	0.3	$53.83	N/A
Second Quarter 2007
Open market repurchases	0.1	$51.42	$6,759
Employee transactions	1.3	$53.43	N/A
Total Second Quarter 2007	1.4	$53.20	$6,759

Year-to-date 2007
Open market repurchases	12.2	$53.34	$6,759
Employee transactions	9.4	$54.39	N/A
Total year-to-date 2007	21.6	$53.80	$6,759

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

N/A  Not applicable

Item 6.  Exhibits

See Exhibit Index.

Management Committee Long-Term Incentive Program

On July 17, 2007, the Personnel and Compensation Committee of Citigroup’s Board of Directors approved the Management Committee Long-Term Incentive Program (MC LTIP), under the terms of the shareholder-approved 1999 Stock Incentive Plan.

The MC LTIP provides all current members of the Citigroup Management Committee, including the CEO, CFO and the named executive officers in the Citigroup Proxy Statement an opportunity to earn stock awards based on Citigroup performance.

Each participant will receive an equity award that will be earned based on Citigroup’s performance for the period from July 1, 2007 to December 31, 2009.  Three periods will be measured for performance (July 1, 2007 to December 31, 2007, full year 2008 and full year 2009).  The ultimate value of the award will be based on Citigroup’s performance in each of these periods with respect to (1) Total Shareholder Return versus Citigroup’s current key competitors and (2) publicly stated Return on Equity (ROE) targets measured at the end of each calendar year.  If, in any of the three performance periods, Citigroup’s total shareholder return does not exceed the median performance of the peer group, the Management Committee members will not receive award shares for that period.

The awards will generally vest after 30 months.  In order to receive the shares, a participant generally must be a Citigroup employee on January 5, 2010.

The total estimated pretax expense is approximately $150 million and will be amortized over the 30-month vesting/performance period.  The final expense for each of the 3 calendar years will be adjusted based on the results of the ROE tests.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of August, 2007.

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

3.02	By-Laws of the Company, as amended, effective January 17, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 19, 2007 (File No. 1-9924).

10.01+	Form of Citigroup Inc. Management Committee Long-Term Incentive Program Award Agreement (effective July 17, 2007).

12.01+	Calculation of Ratio of Income to Fixed Charges.

12.02+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	Residual Value Obligation Certificate.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries.  The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+ Filed herewith