Form 10-Q
period 2007-09-30
CITIGROUP INC
filed 2007-11-05
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

Common stock outstanding as of September 30, 2007: 4,981,134,274

Available on the Web at www.citigroup.com

Citigroup Inc.

Part I—Financial Information

		Page No.
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)—Three and Nine Months Ended September 30, 2007 and 2006	50
	Consolidated Balance Sheet—September 30, 2007 (Unaudited) and December 31, 2006	51
	Consolidated Statement of Changes in Stockholders' Equity (Unaudited)—Nine Months Ended September 30, 2007 and 2006	52
	Consolidated Statement of Cash Flows (Unaudited)—Nine Months Ended September 30, 2007 and 2006	53
	Consolidated Balance Sheet—Citibank, N.A. and Subsidiaries September 30, 2007 (Unaudited) and December 31, 2006	54
	Notes to Consolidated Financial Statements (Unaudited)	55
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5 - 47
	Summary of Selected Financial Data	4
	Third Quarter of 2007 Management Summary	5
	Events in 2007 and 2006	6
	Segment, Product and Regional Net Income and Net Revenues	10 - 13
	Risk Management	31
	Interest Revenue/Expense and Yields	33
	Capital Resources and Liquidity	41
	Off-Balance Sheet Arrangements	45
	Forward-Looking Statements	48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
		29 - 30
		75 - 77
Item 4.	Controls and Procedures	48
Part II—Other Information
Item 1.	Legal Proceedings	103
Item 1A.	Risk Factors	103
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	104
Item 6.	Exhibits	105
Signatures		106
Exhibit Index		107

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

        The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Some of the Company's subsidiaries are subject to supervision and examination by their respective federal, state and foreign authorities.

        This quarterly report on Form 10-Q should be read in conjunction with Citigroup's 2006 Annual Report on Form 10-K and Citigroup's Quarterly Reports on Form 10-Q for the quarter ended March 31, 2007 and June 30, 2007. Additional financial, statistical, and business-related information, as well as business and segment trends, is included in a Financial Supplement that was filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on October 15, 2007.

        The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043. The telephone number is 212 559 1000. Additional information about Citigroup is available on the Company's Web site at www.citigroup.com. Citigroup's annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to these reports are available free of charge through the Company's web site by clicking on the "Investor Relations" page and selecting "SEC Filings." The SEC's web site contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

        Citigroup was managed along the following segment and product lines through the third quarter of 2007:

The following are the six regions in which Citigroup operates. The regional results are fully reflected in the product results.

(1)
Disclosure includes Canada and Puerto Rico.

CITIGROUP INC. AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL DATA

        The Company has revised its financial results for the third quarter of 2007 from the results released in the Company's October 15, 2007 Earnings Release and Current Report on Form 8-K filing. The revision relates to the correction of the valuation on the Company's $43 billion in Asset-Backed Securities Collateralized Debt Obligations (ABS CDOs) super senior exposures (see page 6 and 9 for further detail). The impact of this correction is a $270 million reduction in Principal Transactions Revenue, a $166 million reduction in Net Income and a $0.03 reduction in Diluted Earnings per Share.

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars, except per share amounts			% Change			% Change
	2007	2006		2007	2006
Net interest revenue	$12,157	$9,828	24%	$34,153	$29,449	16%
Non-interest revenue	10,236	11,594	(12)	40,329	36,338	11

Revenues, net of interest expense	$22,393	$21,422	5%	$74,482	$65,787	13%
Restructuring expense	35	—	—	1,475	—	—
Other operating expenses	14,526	11,936	22	43,512	38,063	14
Provisions for credit losses and for benefits and claims	5,062	2,117	NM	10,746	5,607	92

Income from continuing operations before taxes and minority interest	$2,770	$7,369	(62)%	$18,749	$22,117	(15)%
Income taxes	538	2,020	(73)	5,109	5,860	(13)
Minority interest, net of taxes	20	46	(57)	190	137	39

Income from continuing operations	$2,212	$5,303	(58)%	$13,450	$16,120	(17)%
Income from discontinued operations, net of taxes(1)	—	202	(100)	—	289	(100)

Net Income	$2,212	$5,505	(60)%	$13,450	$16,409	(18)%

Earnings per share
Basic:
Income from continuing operations	$0.45	$1.08	(58)%	$2.74	$3.28	(16)%
Net income	0.45	1.13	(60)	2.74	3.34	(18)
Diluted:
Income from continuing operations	0.44	1.06	(58)	2.69	3.22	(16)
Net income	0.44	1.10	(60)	2.69	3.28	(18)
Dividends declared per common share	$0.54	$0.49	10	$1.62	$1.47	10

At September 30:
Total assets	$2,358,266	$1,746,248	35%
Total deposits	812,850	669,278	21
Long-term debt	364,526	260,089	40
Mandatorily redeemable securities of subsidiary trusts	11,542	7,992	44
Common stockholders' equity	126,913	116,865	9
Total stockholders' equity	127,113	117,865	8

Ratios:
Return on common stockholders' equity(2)	6.9%	18.9%		14.6%	19.3%
Return on risk capital(3)	12%	37%		25%	39%
Return on invested capital(3)	7%	19%		15%	19%

Tier 1 Capital	7.32%	8.64%
Total Capital	10.61%	11.88%
Leverage(4)	4.13%	5.24%

(1)
Discontinued operations relates to residual items from the Company's sale of Travelers Life & Annuity, which closed during the 2005 third quarter, and the Company's sale of substantially all of its Asset Management Business, which closed during the 2005 fourth quarter. See Note 2 on page 57.

(2)
The return on average common stockholders' equity is calculated using net income minus preferred stock dividends.

(3)
Risk capital is a measure of risk levels and the trade-off of risk and return. It is defined as the amount of capital required to absorb potential unexpected economic losses resulting from extremely severe events over a one-year time period. Return on risk capital is calculated as annualized income from continuing operations divided by average risk capital. Invested capital is defined as risk capital plus goodwill and intangible assets excluding mortgage servicing rights (which are a component of risk capital). Return on invested capital is calculated using income adjusted to exclude a net internal charge Citigroup levies on the goodwill and intangible assets of each business, offset by each business' share of the rebate of the goodwill and intangible asset charge. Return on risk capital and return on invested capital are non-GAAP performance measures; because they are measures of risk with no basis in GAAP, there is no comparable GAAP measure to which they can be reconciled. Management uses return on risk capital to assess businesses' operational performance and to allocate Citigroup's balance sheet and risk capital capacity. Return on invested capital is used to assess returns on potential acquisitions and to compare long-term performance of businesses with differing proportions of organic and acquired growth. See page 26 for a further discussion of risk capital.

(4)
Tier 1 Capital divided by adjusted average assets.

NM
Not meaningful

MANAGEMENT'S DISCUSSION AND ANALYSIS

THIRD QUARTER 2007 MANAGEMENT SUMMARY

        Income from continuing operations declined 58% to $2,212 billion and diluted EPS from continuing operations was down 58%. The write-downs of highly-leveraged loans, losses in our Fixed Income structured credit and credit trading business and higher credit costs in our Global Consumer business drove the earnings decline. Results include a $729 million pretax gain on the sale of Redecard shares.

        Revenues were $22.4 billion, up 5% from a year ago, primarily due to 29% growth in international revenues and partially offset by weakness in our Securities and Banking business, where revenues were down 50%. International Consumer revenues were up 35% and International Global Wealth Management revenues more than doubled reflecting double-digit organic growth and results from Nikko Cordial. U.S. Consumer revenues were flat to a year-ago while Alternative Investments revenues declined 63%. Transaction Services had another record quarter, with revenues up 38%.

        Customer volume growth was strong, with average loans up 18%, average deposits up 20%, and average interest-earning assets up 36%. International Cards purchase sales were up 37%, while U.S. Cards sales were up 6%. In Global Wealth Management, client assets under fee-based management were up 38%. Branch activity included the opening or acquisition of 96 new branches during the quarter (47 internationally and 49 in the U.S.).

        Since October of 2006, ten international acquisitions have been announced, consistent with our goal of expanding our international franchise through targeted acquisitions. On October 2, 2007, we announced an agreement to acquire the remaining 32% public stake in Nikko Cordial in a share-for-share exchange using Citigroup stock.

        International businesses contributed 54% of the Company's revenue in the third quarter of 2007 and 79% of income, up from 44% and 43%, respectively, a year ago.

        Net interest revenue increased 24% from last year reflecting volume increases across all products. Net interest margin in the third quarter of 2007 was 2.36%, down 26 basis points from the third quarter of 2006, as lower funding costs were offset by growth in lower-yielding assets in our trading businesses, and increased ownership in Nikko Cordial (see discussion of net interest margin on page 33).

        Operating expenses increased 22% from the third quarter of 2006 driven by increased business volumes and acquisitions (which contributed 8%). The increase is due in large part to an unusually low level of expenses in the third quarter of 2006, which were the lowest in the last seven quarters, primarily reflecting reductions in advertising and marketing in U.S. Consumer, and lower expenses in Markets & Banking. Our business as usual expense growth of 14% was driven by higher business volumes throughout the franchise and the opening of more than 800 branches in the last 12 months. We are ahead of commitments on our Strategic Expense Initiatives. Expenses were down from the second quarter of 2007, primarily on lower compensation costs in Securities and Banking.

        Credit costs increased $2.98 billion from year-ago levels, primarily driven by an increase in net credit losses of $780 million and a net charge of $2.24 billion to increase loan loss reserves. In U.S. Consumer, higher credit costs reflected an increase in net credit losses of $278 million and a net charge of $1.30 billion to increase loan loss reserves. The $1.30 billion net charge compares to a net reserve release of $197 million in the prior-year period. The increase in credit costs primarily reflected a weakening of leading credit indicators, including increased delinquencies in first and second mortgages and unsecured personal loans, as well as trends in the U.S. macro-economic environment, portfolio growth, and a change in estimate of loan losses inherent in the portfolio but not yet visible in delinquencies (referred to hereinafter as the change in estimate of loan losses). In International Consumer, higher credit costs reflected an increase in net credit losses of $460 million and a net charge of $717 million to increase loan loss reserves. The $717 million net charge compares to a net charge of $101 million in the prior-year period. The increase in credit costs primarily reflected the impact of recent acquisitions, portfolio growth, and a change in estimate of loan losses. Markets & Banking credit costs increased $98 million, primarily reflecting higher net credit losses and a $123 million net charge to increase loan loss reserves for specific counterparties. Credit costs reflected a slight weakening in portfolio credit quality. The Global Consumer loss rate was 1.81%, a 32 basis-point increase from the third quarter of 2006. Corporate cash-basis loans increased 76% from year-ago levels to $1.218 billion.

        The Company's effective tax rate of 19.4% in the third quarter of 2007 reflects the tax benefits of permanent differences applied to the lower level of consolidated pretax earnings. These permanent differences primarily include the tax benefit for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested. The third quarter of 2006 effective tax rate of 27.4% included a $237 million tax reserve release in continuing operations relating to the resolution of the 2006 New York Tax Audits.

        Our stockholders' equity and trust preferred securities were $138.7 billion at September 30, 2007. We distributed $2.7 billion in dividends to shareholders during the quarter. Return on common equity was 6.9% for the quarter. Citigroup maintained its "well-capitalized" position with a Tier 1 Capital Ratio of 7.32% at September 30, 2007.

        In our U.S. Consumer business, revenue generated was affected by the market dislocation that also affected our fixed income business; however, the underlying business momentum that we have seen over the last few quarters continues to be very good. The Company expects that credit costs in the fourth quarter of 2007 will increase compared to the fourth quarter of 2006 with the expectation that the U.S. consumer credit environment will continue to deteriorate causing higher credit costs.

        On October 12, 2007, we announced the formation of our Institutional Clients Group which combines our Markets & Banking and Alternative Investments businesses which will enhance our ability to serve institutional clients across the entire capital market spectrum. Vikram Pandit will lead this newly formed Group.

        On November 4, 2007, the Company announced significant declines since September 30, 2007 in the fair value of the approximately $55 billion in U.S. sub-prime related direct exposures in its Securities and Banking business. Citigroup estimates that, at the present time, the reduction in revenues attributable to these declines ranges from approximately $8 billion to $11 billion (representing a decline of approximately $5 billion to $7 billion in net income on an after-tax basis). See page 9 for a further discussion.

        On November 4, 2007, the Company's Board of Directors announced that Charles Prince, Chairman and Chief Executive Officer, has elected to retire from Citigroup. Robert E. Rubin, Chairman of the Executive Committee of Citigroup and a member of the Board of Directors, will serve as Chairman of the Board. In addition, Sir Win Bischoff, Chairman of Citi Europe and a member of Citigroup's Business Heads, Operating and Management Committees, will serve as acting Chief Executive Officer (CEO). The Board also announced that The Board has designated a special committee consisting of Mr. Rubin, Alain J.P. Belda, Richard D. Parsons, and Franklin A. Thomas to conduct the search for a new CEO.

        Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 48.

EVENTS IN 2007 AND 2006

        Certain of the following statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 48. Additional information regarding "Events in 2007 and 2006" is available in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, and in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

3Q07 Items Impacting the Securities and Banking Business

CDO- and CLO-Related Losses

        During the third quarter of 2007, unrealized losses of approximately $1.8 billion pre-tax, net of hedges, were recorded in the Securities and Banking business due to a decline in value of sub-prime mortgage-backed securities warehoused for future collateralized debt obligation (CDO) securitizations, CDO positions, and leveraged loans warehoused for future collateralized loan obligation (CLO) securitizations.

        The $1.8 billion pretax of net write-downs consisted of $1.0 billion on asset-backed CDOs (primarily taken on the Company's CDO inventory which totaled $2.7 billion at September 30, 2007 inclusive of the write-down), $0.5 billion on super senior tranches of CDOs (senior-most positions of the capital structure where the predominant collateral is sub-prime U.S. residential mortgage-backed securities) and $0.3 billion on CLOs.

        Certain types of credit instruments, such as investments in CDOs, high-yield bonds, debt issued in leveraged buyout transactions, mortgage- and asset-backed securities, and short-term asset- backed commercial paper, became very illiquid in the third quarter of 2007 and this contributed to the declines in value of those securities.

Write-downs on Highly-Leveraged Loans and Commitments

        During the third quarter of 2007, Citigroup recorded write downs of approximately $1.352 billion pre-tax, net of underwriting fees, on funded and unfunded highly-leveraged finance commitments in the Securities and Banking business. Of this amount, approximately $901 million related to debt underwriting activities and $451 million related to lending activities. Write-downs were recorded on all highly-leveraged finance commitments where there was value impairment, regardless of the expected funding date.

Fixed Income Credit Trading Losses

        During the third quarter of 2007, Citigroup recognized approximately $636 million in credit trading losses due to significant market volatility and the disruption of historical pricing relationships. This was primarily a result of the sharp decrease in the sub-prime markets in both North America and Europe. The resulting trading losses are reflected in the Securities and Banking business.

Market Value Gains Due to the Change in Citigroup Credit Spreads

        SFAS 159 provides companies the ability to elect fair value accounting for many financial assets and liabilities. As part of Citigroup's adoption of this standard in the first quarter of 2007, the Company elected the fair value option on debt instruments that are provided to customers so that this debt and the associated assets the Company purchased to meet this liability are on the same fair value basis in earnings. At the end of the third quarter, $28.6 billion of debt related to customer products was classified as either short- or long-term debt on the Consolidated Balance Sheet.

        Under fair value accounting, we are required to use Citigroup credit spreads in determining the market value of any Citigroup liabilities for which the fair value option was elected, as well as for Citigroup trading liabilities such as derivatives. The inclusion of Citigroup credit spreads in valuing Citigroup's liabilities gave rise to a pre-tax gain of $466 million in the third quarter of 2007 and is reflected in the Securities and Banking business.

Credit Reserves

        During the third quarter of 2007, the Company recorded a net build of $2.24 billion to its credit reserves, including an increase in the allowance for unfunded lending commitments, consisting of a net build of $2.07 billion in Global Consumer and Global Wealth Management and $171 million in Markets & Banking.

        The build of $2.07 billion in Global Consumer and Global Wealth Management primarily reflected a weakening of leading credit indicators, including increased delinquencies in first and second mortgages and unsecured personal loans, as well as trends in the U.S. macro-economic environment, portfolio growth, recent acquisitions, and the change in estimate of loan losses.

        The build of $171 million in Markets & Banking primarily reflected loan loss reserves for specific counterparties. Credit costs reflected a slight weakening in portfolio credit quality.

        The net build to the Company's credit reserves in the third quarter of 2007 compares to the third quarter of 2006 net build of $37 million, which consisted of a net release/ utilization of $79 million in Global Consumer and Global Wealth Management, and a net build of $116 million in Markets & Banking.

Redecard IPO

        During July and August 2007, Citigroup (a 31.9% shareholder in Redecard S.A., the only merchant acquiring company for MasterCard in Brazil) sold approximately 48.8 million Redecard shares in connection with Redecard's initial public offering in Brazil. Following the sale of these shares, Citigroup retained approximately 23.9% ownership in Redecard. An after-tax gain of approximately $469 million ($729 million pretax) was recorded in Citigroup's third quarter of 2007 financial results in the International Cards business.

CAI's Structured Investment Vehicles (SIVs)

        CAI's Global Credit Structures investment center is the investment manager for seven Structured Investment Vehicles (SIVs). SIVs are special purpose investment companies that seek to generate attractive risk-adjusted floating-rate returns through the use of financial leverage and credit management skills, while hedging interest rate and currency risks and managing credit, liquidity and operational risks. The basic investment strategy is to earn a spread between relatively inexpensive short-term funding (commercial paper and medium-term notes) and high quality asset portfolios with a medium-term duration, with the leverage effect providing attractive returns to junior note holders, who are third-party investors and who provide the capital to the SIVs.

        Citigroup has no contractual obligation to provide liquidity facilities or guarantees to any of the Citi-advised SIVs and does not own any equity positions in the SIVs. The SIVs have no direct exposure to U.S. sub-prime assets and have approximately $70 million of indirect exposure to sub-prime assets through CDOs which are AAA rated and carry credit enhancements. Approximately 98% of the SIVs' assets are fully funded through the end of 2007. Beginning in July 2007, the SIVs which Citigroup advises sold more than $19 billion of SIV assets, bringing the combined assets of the Citigroup-advised SIVs to approximately $83 billion at September 30, 2007. See additional discussion on page 46.

        The current lack of liquidity in the Asset-Backed Commercial Paper (ABCP) market and the resulting slowdown of the CP market for SIV-issued CP have put significant pressure on the ability of all SIVs, including the Citi-advised SIVs, to refinance maturing CP.

        While Citigroup does not consolidate the assets of the SIVs, the Company has provided liquidity to the SIVs at arm's-length commercial terms totaling $10 billion of committed liquidity, $7.6 billion of which has been drawn as of October 31, 2007. Citigroup will not take actions that will require the Company to consolidate the SIVs.

Master Liquidity Enhancing Conduit (M-LEC)

        In October 2007, Citigroup, J.P. Morgan Chase and Bank of America initiated a plan to back a new fund, called the Master Liquidity Enhancing Conduit (M-LEC) that intends to buy assets from SIVs advised by Citigroup and other third-party institutions. This is being done as part of an effort to avert the situation where the SIVs will be forced to liquidate significant amounts of mortgage-backed securities, resulting in a broad-based repricing of these assets in the market at steep discounts.

        SIVs, including those advised by Citigroup, have experienced difficulties in refinancing maturing commercial paper and medium-term notes, due to reduced liquidity in the market for commercial paper.

Nikko Cordial

        Citigroup began consolidating Nikko Cordial's financial results and the appropriate minority interest on May 9, 2007, when Nikko Cordial became a 61%-owned subsidiary. Citigroup later increased its ownership stake in Nikko Cordial to 68%. Nikko Cordial results are included within Citigroup's Securities and Banking, Global Wealth Management and Global Consumer Group businesses.

        On October 31, 2007, Citigroup announced a definitive agreement with Nikko Cordial to acquire all Nikko Cordial shares that Citigroup does not already own in exchange for shares of Citigroup. The agreement provides for the exchange ratio to be determined in mid-January 2008 and for the transaction to close on January 29, 2008. As of the date of the agreement, the transaction value for the acquisition of the remaining Nikko shares was approximately $4.6 billion.

        On October 29, 2007, Citigroup received approval from the Tokyo Stock Exchange (TSE) to list Citigroup's shares on the TSE effective on November 5, 2007.

Acquisition of Bisys

        On August 1, 2007, the Company completed its acquisition of Bisys Group, Inc. (Bisys) for $1.47 billion in cash. In addition, Bisys' shareholders received $18.2 million in the form of a special dividend paid by Bisys. Citigroup completed the sale of the Retirement and Insurance Services Divisions of Bisys to affiliates of J.C. Flowers & Co. LLC, making the net cost of the transaction to Citigroup approximately $800 million. Citigroup retained the Fund Services and Alternative Investment services businesses of Bisys which provides administrative services for hedge funds, mutual funds and private equity funds. Results for Bisys are included within Citigroup's Transaction Services business from August 1, 2007 forward.

Agreement to Establish Partnership with Quiñenco—Banco de Chile

        On July 19, 2007, Citigroup and Quiñenco entered into a definitive agreement to establish a strategic partnership that combines Citi operations in Chile with Banco de Chile's local banking franchise to create a banking and financial services institution with about 20% market share of the Chilean banking industry. The agreement gives Citigroup the option to acquire up to 50% of LQIF, the holding company through which Quiñenco controls Banco de Chile.

        Under the agreement, Citigroup will initially acquire 18.77% interest in Banco de Chile through its approximate 32.85% stake in LQIF. In the initial phase, Citigroup will contribute Citigroup Chile and other assets (in cash or other businesses). As part of the overall transaction, Citigroup will also acquire the U.S. businesses of Banco de Chile. Citigroup has the option to acquire an additional 17.04% stake in LQIF within three years. The new partnership calls for active participation by Citigroup in management of Banco de Chile, including board representation at both LQIF and Banco de Chile.

        The transaction is expected to close in the first quarter of 2008, and is subject to customary regulatory reviews. Citigroup will account for the investment in LQIF under the equity method of accounting.

Acquisition of Automated Trading Desk

        On October 3, 2007, Citigroup completed its acquisition of Automated Trading Desk (ATD), a leader in electronic market making and proprietary trading, for approximately $680 million ($102.6 million in cash and approximately 11.17 million shares of Citigroup stock). ATD will operate as a unit of Citigroup's Global Equities business, adding a network of broker/dealer customers to Citigroup's diverse base of institutional, broker/dealer and retail customers.

Resolution of 2006 Tax Audits

New York State and New York City

        In September 2006, Citigroup reached a settlement agreement with the New York State and New York City taxing authorities regarding various tax liabilities for the years 1998–2005 (referred to hereinafter as the "resolution of the 2006 New York Tax Audits").

        For the 2006 third quarter, the Company released $254 million from its tax contingency reserves, which resulted in increases of $237 million in after-tax income from continuing operations and $17 million in after-tax income from discontinued operations, which are reflected in the year-to-date 2006 totals.

Federal

        In March 2006, the Company received a notice from the Internal Revenue Service (IRS) that they had concluded the tax audit for the years 1999 through 2002 (referred to hereinafter as the "resolution of the 2006 Federal Tax Audit"). For the 2006 first quarter, the Company released a total of $657 million from its tax contingency reserves related to the resolution of the Federal Tax Audit, which are reflected in the segment and product year-to-date 2006 income tax expense disclosures.

        The following table summarizes the 2006 tax benefits, by business, from the resolution of the New York Tax Audits and Federal Tax Audit (collectively, the 2006 Tax Audits):

In millions of dollars	New York City and New York State Audits (2006 Third Quarter)	Federal Audit (2006 First Quarter)	Total
Global Consumer	$79	$290	$369
Markets & Banking	116	176	292
Global Wealth Management	34	13	47
Alternative Investments	—	58	58
Corporate/Other	8	61	69

Continuing Operations	$237	$598	$835

Discontinued Operations	17	59	76

Total	$254	$657	$911

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

        The following table summarizes the SFAS 123(R) impact, by segment, on the first quarter of 2006 and year-to-date 2006 pretax compensation expense for stock awards granted to retirement-eligible employees in January 2006 ("the 2006 initial adoption of SFAS 123(R)"):

In millions of dollars	2006 First Quarter
Global Consumer	$121
Markets & Banking	354
Global Wealth Management	145
Alternative Investments	7
Corporate/Other	21

Total	$648

        The Company recorded the quarterly accrual for the stock awards that were granted in January 2007 during each of the quarters in 2006. During the first, second and third quarters of 2007, the Company recorded the quarterly accrual for the estimated stock awards that will be granted in January 2008.

Fourth Quarter of 2007 Subsequent Event

Sub-prime Related Exposure in Securities and Banking

        On November 4, 2007, the Company announced significant declines since September 30, 2007 in the fair value of the approximately $55 billion in U.S. sub-prime related direct exposures in its Securities and Banking (S&B) business. Citi estimates that, at the present time, the reduction in revenues attributable to these declines ranges from approximately $8 billion to $11 billion (representing a decline of approximately $5 billion to $7 billion in net income on an after-tax basis).

        These declines in the fair value of Citi's sub-prime related direct exposures followed a series of rating agency downgrades of sub-prime U.S. mortgage related assets and other market developments, which occurred after the end of the third quarter. The impact on Citi's financial results for the fourth quarter from changes in the fair value of these exposures will depend on future market developments and could differ materially from the range above.

        Citi also announced that, while significant uncertainty continues to prevail in financial markets, it expects, taking into account maintaining its current dividend level, that its capital ratios will return within the range of targeted levels by the end of the second quarter of 2008. Accordingly, Citi has no plans to reduce its current dividend level.

        The $55 billion in U.S. sub-prime direct exposure in S&B as of September 30, 2007 consisted of (a) approximately $11.7 billion of sub-prime related exposures in its lending and structuring business, and (b) approximately $43 billion of exposures in the most senior tranches (super senior tranches) of collateralized debt obligations which are collateralized by asset-backed securities (ABS CDOs).

Lending and Structuring Exposures

        Citi's approximately $11.7 billion of sub-prime related exposures in the lending and structuring business as of September 30, 2007 compares to approximately $13 billion of sub-prime related exposures in the lending and structuring business at the end of the second quarter and approximately $24 billion at the beginning of the year. (See Note 1 below.) The $11.7 billion of sub-prime related exposures includes approximately $2.7 billion of CDO warehouse inventory and unsold tranches of ABS CDOs, approximately $4.2 billion of actively managed sub-prime loans purchased for resale or securitization at a discount to par primarily in the last six months, and approximately $4.8 billion of financing transactions with customers secured by sub-prime collateral. (See Note 2 below.) These amounts represent fair value determined based on observable transactions and other market data. Following the downgrades and market developments referred to above, the fair value of the CDO warehouse inventory and unsold tranches of ABS CDOs has declined significantly, while the declines in the fair value of the other sub-prime related exposures in the lending and structuring business have not been significant.

ABS CDO Super Senior Exposures

        Citi's $43 billion in ABS CDO super senior exposures as of September 30, 2007 is backed primarily by sub-prime RMBS collateral. These exposures include approximately $25 billion in commercial paper principally secured by super senior tranches of high grade ABS CDOs and approximately $18 billion of super senior tranches of ABS CDOs, consisting of approximately $10 billion of high grade ABS CDOs, approximately $8 billion of mezzanine ABS CDOs and approximately $0.2 billion of ABS CDO-squared transactions. Although the principal collateral underlying these super senior tranches is U.S. sub-prime RMBS, as noted above, these exposures represent the most senior tranches of the capital structure of the ABS CDOs. These super senior tranches are not subject to valuation based on observable market transactions. Accordingly, fair value of these super senior exposures is based on estimates about, among other things, future housing prices to predict estimated cash flows, which are then discounted to a present value. The rating agency downgrades and market developments referred to above have led to changes in the appropriate discount rates applicable to these super senior tranches, which have resulted in significant declines in the estimates of the fair value of S&B super senior exposures.

Other Information

        The fair value of S&B sub-prime related exposures depends on market conditions and assumptions that are subject to change over time. In addition, if sales of super senior tranches of ABS CDOs occur in the future, these sales might represent observable market transactions that could then be used to determine fair value of the S&B super senior exposures described above. As a result, the fair value of these exposures at the end of the fourth quarter will depend on future market developments.

        Citi has provided specific targets for its two primary capital ratios: the Tier 1 capital ratio and the ratio of tangible common equity to risk-weighted managed assets (TCE/RWMA ratio). Those targets are 7.5% for Tier 1 and 6.5% for TCE/RWMA. At September 30, 2007, Citi had a Tier 1 ratio of 7.3% and a TCE/RWMA ratio of 5.9%.

        Citi expects that market conditions will continue to evolve, and that the fair value of Citi's positions will frequently change.

(1)
In the third quarter, Citi recorded declines in the aggregate of approximately $1.0 billion on a revenue basis in the lending and structuring business, and to a much lesser extent the trading positions described in footnote 2 below, and declines of approximately $0.5 billion on a revenue basis on its super senior exposures (approximately $0.3 billion greater on a revenue basis than the losses reported in Citi's October 15 earnings release). Citi also recorded declines in the third quarter of approximately $0.3 billion on a revenue basis on collateralized loan obligations warehouse inventory unrelated to sub-prime exposures.

(2)
S&B also has trading positions, both long and short, in U.S. sub-prime residential mortgage-backed securities (RMBS) and related products, including ABS CDOs, that are not included in these figures. The exposure from these positions is actively managed and hedged, although the effectiveness of the hedging products used may vary with material changes in market conditions. Since the end of the third quarter, such trading positions have not had material losses.

SEGMENT, PRODUCT AND REGIONAL—NET INCOME AND REVENUE

        The following tables show the net income (loss) and revenue for Citigroup's businesses on a segment and product view and on a regional view:

Citigroup Net Income—Segment and Product View

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2007	2006		2007	2006
Global Consumer
U.S. Cards	$852	$1,085	(21)%	$2,475	$2,889	(14)%
U.S. Retail Distribution	257	481	(47)	1,098	1,564	(30)
U.S. Consumer Lending	(227)	521	NM	573	1,428	(60)
U.S. Commercial Business	122	151	(19)	394	415	(5)

Total U.S. Consumer(1)	$1,004	$2,238	(55)%	$4,540	$6,296	(28)%

International Cards	$647	$287	NM	$1,386	$906	53%
International Consumer Finance	(320)	50	NM	(301)	391	NM
International Retail Banking	552	701	(21)	1,763	2,092	(16)

Total International Consumer	$879	$1,038	(15)%	$2,848	$3,389	(16)%

Other	$(100)	$(81)	(23)%	$(276)	$(240)	(15)%

Total Global Consumer	$1,783	$3,195	(44)%	$7,112	$9,445	(25)%

Markets & Banking
Securities and Banking	$(290)	$1,344	NM	$4,028	$4,374	(8)%
Transaction Services	590	385	53%	1,551	1,048	48
Other	(20)	(8)	NM	154	(49)	NM

Total Markets & Banking	$280	$1,721	(84)%	$5,733	$5,373	7%

Global Wealth Management
Smith Barney	$379	$294	29%	$1,024	$700	46%
Private Bank	110	105	5	427	333	28

Total Global Wealth Management	$489	$399	23%	$1,451	$1,033	40%

Alternative Investments	$(67)	$117	NM	$611	$727	(16)%
Corporate/Other	(273)	(129)	NM	(1,457)	(458)	NM

Income from Continuing Operations	$2,212	$5,303	(58)%	$13,450	$16,120	(17)%
Income from Discontinued Operations(2)	—	202	(100)	—	289	(100)

Total Net Income	$2,212	$5,505	(60)%	$13,450	$16,409	(18)%

(1)
U.S. disclosure includes Canada and Puerto Rico.

(2)
See footnote 2 on page 57.

NM
Not meaningful

Citigroup Net Income—Regional View

		Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars	% of Total(1)			% Change			% Change
		2007	2006		2007	2006
U.S.(2)
Global Consumer		$904	$2,157	(58)%	$4,264	$6,056	(30)%
Markets & Banking		(692)	540	NM	1,291	1,802	(28)
Global Wealth Management		333	342	(3)	1,029	860	20

Total U.S.	21%	$545	$3,039	(82)%	$6,584	$8,718	(24)%

Mexico
Global Consumer		$244	$395	(38)%	$976	$1,128	(13)%
Markets & Banking		125	95	32	334	261	28
Global Wealth Management		10	9	11	37	27	37

Total Mexico	15%	$379	$499	(24)%	$1,347	$1,416	(5)%

EMEA
Global Consumer		$58	$213	(73)%	$289	$613	(53)%
Markets & Banking		(25)	489	NM	1,472	1,466	—
Global Wealth Management		4	7	(43)	57	15	NM

Total EMEA	1%	$37	$709	(95)%	$1,818	$2,094	(13)%

Japan
Global Consumer		$(224)	$79	NM	$(147)	$445	NM
Markets & Banking		(96)	38	NM	63	195	(68)%
Global Wealth Management		60	—	—	90	—	—

Total Japan	(10)%	$(260)	$117	NM	$6	$640	(99)%

Asia
Global Consumer		$334	$328	2%	$1,143	$1,034	11%
Markets & Banking		727	391	86	1,855	1,141	63
Global Wealth Management		79	38	NM	218	123	77

Total Asia	45%	$1,140	$757	51%	$3,216	$2,298	40%

Latin America
Global Consumer		$467	$23	NM	$587	$169	NM
Markets & Banking		241	168	43%	718	508	41%
Global Wealth Management		3	3	—	20	8	NM

Total Latin America	28%	$711	$194	NM	$1,325	$685	93%

Alternative Investments		$(67)	$117	NM	$611	$727	(16)%
Corporate/Other		(273)	(129)	NM	(1,457)	(458)	NM

Income from Continuing Operations		$2,212	$5,303	(58)%	$13,450	$16,120	(17)%
Income from Discontinued Operations(3)		—	202	(100)	—	289	(100)

Total Net Income		$2,212	$5,505	(60)%	$13,450	$16,409	(18)%

Total International	79%	$2,007	$2,276	(12)%	$7,712	$7,133	8%

(1)
Third quarter of 2007 as a percent of total Citigroup net income, excluding Alternative Investments and Corporate/Other.

(2)
Excludes Alternative Investments and Corporate/Other, which are predominantly related to the U.S. The U.S. regional disclosure includes Canada and Puerto Rico. Global Consumer for the U.S. includes Other Consumer.

(3)
See footnote 2 on page 57.

NM
Not meaningful

Citigroup Revenues—Segment and Product View

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2007	2006		2007	2006
Global Consumer
U.S. Cards	$3,386	$3,452	(2)%	$9,861	$9,937	(1)%
U.S. Retail Distribution	2,539	2,382	7	7,510	7,177	5
U.S. Consumer Lending	1,548	1,481	5	4,705	4,048	16
U.S. Commercial Business	359	489	(27)	1,248	1,475	(15)

Total U.S. Consumer(1)	$7,832	$7,804	—	$23,324	$22,637	3%

International Cards	$2,852	$1,519	88%	$6,604	$4,309	53%
International Consumer Finance	782	998	(22)	2,515	2,969	(15)
International Retail Banking	3,225	2,550	26	9,014	7,572	19

Total International Consumer	$6,859	$5,067	35%	$18,133	$14,850	22%

Other	$(8)	$(37)	78%	$(6)	$(70)	91%

Total Global Consumer	$14,683	$12,834	14%	$41,451	$37,417	11%

Markets & Banking
Securities and Banking	$2,270	$4,567	(50)%	$16,704	$15,732	6%
Transaction Services	2,063	1,500	38	5,548	4,377	27
Other	—	—	—	(1)	(2)	50

Total Markets & Banking	$4,333	$6,067	(29)%	$22,251	$20,107	11%

Global Wealth Management
Smith Barney	$2,892	$1,994	45%	$7,749	$5,971	30%
Private Bank	617	492	25	1,775	1,490	19

Total Global Wealth Management	$3,509	$2,486	41%	$9,524	$7,461	28%

Alternative Investments	$125	$334	(63)%	$1,719	$1,593	8%
Corporate/Other	(257)	(299)	14	(463)	(791)	41

Total Net Revenues	$22,393	$21,422	5%	$74,482	$65,787	13%

(1)
U.S. disclosure includes Canada and Puerto Rico.

Citigroup Revenues—Regional View

		Three Months Ended September 30,			Nine Months Ended September
In millions of dollars	% of Total(1)			% Change			% Change
		2007	2006		2007	2006
U.S.(2)
Global Consumer		$7,824	$7,767	1%	$23,318	$22,567	3%
Markets & Banking		37	2,007	(98)	6,792	7,733	(12)
Global Wealth Management		2,454	2,153	14	7,278	6,456	13

Total U.S.	46%	$10,315	$11,927	(12)%	$37,388	$36,756	2%

Mexico
Global Consumer		$1,404	$1,238	13%	$4,135	$3,579	16%
Markets & Banking		247	197	25	657	582	13
Global Wealth Management		38	32	19	115	96	20

Total Mexico	7%	$1,689	1,467	15%	$4,907	$4,257	15%

EMEA
Global Consumer		$1,738	$1,353	28%	$4,802	$3,983	21%
Markets & Banking		1,398	2,166	(33)	7,218	6,505	11
Global Wealth Management		139	83	67	384	241	59

Total EMEA	15%	3,275	$3,602	(8)%	$12,404	$10,729	16%

Japan
Global Consumer		$649	$782	(17)%	$1,944	$2,364	(18)%
Markets & Banking		133	177	(25)	798	742	8
Global Wealth Management		547	—	—	833	—	—

Total Japan	6%	$1,329	$959	39%	$3,575	$3,106	15%

Asia
Global Consumer		$1,520	$1,209	26%	$4,343	$3,642	19%
Markets & Banking		1,822	1,080	69	4,861	3,274	48
Global Wealth Management		277	171	62	753	532	42

Total Asia	16%	$3,619	$2,460	47%	$9,957	$7,448	34%

Latin America
Global Consumer		$1,548	$485	NM	$2,909	$1,282	NM
Markets & Banking		696	440	58%	1,925	1,271	51%
Global Wealth Management		54	47	15	161	136	18

Total Latin America	10%	$2,298	$972	NM	$4,995	$2,689	86%

Alternative Investments		$125	$334	(63)%	$1,719	$1,593	8%
Corporate/Other		(257)	(299)	14	(463)	(791)	41

Total Net Revenues		$22,393	$21,422	5%	$74,482	$65,787	13%

Total International	54%	$12,210	$9,460	29%	$35,838	$28,229	27%

(1)
Third quarter of 2007 as a percent of total Citigroup revenues, net of interest expense, excluding Alternative Investments and Corporate/Other.

(2)
Excludes Alternative Investments and Corporate/Other, which are predominantly related to the U.S. The U.S. regional disclosure includes Canada and Puerto Rico. Global Consumer for the U.S. includes Other Consumer.

NM
Not meaningful

GLOBAL CONSUMER

        Citigroup's Global Consumer Group provides a wide array of banking, lending, insurance and investment services through a network of 8,294 branches, approximately 19,500 ATMs, 706 Automated Loan Machines (ALMs), the Internet, telephone and mail, and the Primerica Financial Services salesforce. Global Consumer serves more than 200 million customer accounts, providing products and services to meet the financial needs of both individuals and small businesses.

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2007	2006		2007	2006
Net interest revenue	$8,285	$7,523	10%	$24,118	$22,228	9%
Non-interest revenue	6,398	5,311	20	17,333	15,189	14

Revenues, net of interest expense	$14,683	$12,834	14%	$41,451	$37,417	11%
Operating expenses	7,506	6,316	19	21,329	19,052	12
Provisions for loan losses and for benefits and claims	4,801	1,994	NM	10,256	5,311	93

Income before taxes and minority interest	$2,376	$4,524	(47)%	$9,866	$13,054	(24)%
Income taxes	568	1,312	(57)	2,689	3,559	(24)
Minority interest, net of taxes	25	17	47	65	50	30

Net income	$1,783	$3,195	(44)%	$7,112	$9,445	(25)%

Average assets (in billions of dollars)	$741	$620	20%	$731	$586	25%
Return on assets	0.95%	2.04%		1.30%	2.15%
Average risk capital(1)	$32,852	$27,938	18%	$32,701	$27,725	18%
Return on risk capital(1)	22%	45%		29%	46%
Return on invested capital(1)	11%	21%		15%	21%

Key Indicators—(in billions of dollars)
Average loans	$502.6	$440.1	14%
Average deposits	$298.6	$253.9	18
Total branches	8,294	7,933	5%

(1)
See footnote 3 to the table on page 4.

NM
Not meaningful

(This page intentionally left blank)

U.S. CONSUMER

        U.S. Consumer is composed of four businesses: Cards, Retail Distribution, Consumer Lending and Commercial Businesswhich operate in the U.S., Canada and Puerto Rico.

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2007	2006		2007	2006
Net interest revenue	$4,252	$4,141	3%	$12,722	$12,468	2%
Non-interest revenue	3,580	3,663	(2)	10,602	10,169	4

Revenues, net of interest expense	$7,832	$7,804	—	$23,324	$22,637	3%
Operating expenses	3,710	3,426	8%	10,983	10,546	4
Provisions for loan losses and for benefits and claims	2,700	962	NM	5,674	2,690	NM

Income before taxes and minority interest	$1,422	$3,416	(58)%	$6,667	$9,401	(29)%
Income taxes	413	1,162	(64)	2,100	3,060	(31)
Minority interest, net of taxes	5	16	(69)	27	45	(40)

Net income	$1,004	$2,238	(55)%	$4,540	$6,296	(28)%

Average assets (in billions of dollars)	$493	$422	17%	$501	$398	26%
Return on assets	0.81%	2.10%		1.21%	2.12%
Average risk capital(1)	$17,220	$15,312	12%	$17,748	$15,059	18%
Return on risk capital(1)	23%	58%		34%	56%
Return on invested capital(1)	11%	26%		17%	25%

Key Indicators—(in billions of dollars)
Average loans	$353.4	$324.0	9%
Average deposits	$122.9	$105.5	16%
Total branches	3,482	3,353	4%

(1)
See footnote 3 to the table on page 4.

NM
Not meaningful

3Q07 vs. 3Q06

        Net Interest Revenue was 3% higher than the prior year, as growth in average deposits and loans of 16% and 9%, respectively, was partially offset by a decrease in net interest margins (interest revenue less interest expense divided by average interest-earning assets). Net interest margin declined due to a shift in customer deposits to higher cost direct bank and time deposit balances, a mix toward lower-yielding mortgage assets, and the securitization of higher margin credit card receivables, partially offset by lower promotional credit card receivable balances.

        Non-Interest Revenue decreased 2% primarily due to the absence of pilot-year gain on sale of Mortgage-Backed Securities (MBS) in Consumer Lending, and lower securitization gains and a decline in the residual interest in Cards.

        Operating expenses increased primarily due to acquisitions and increased investment spending, including 49 new branch openings during the quarter (35 in CitiFinancial and 14 in Citibank) and lower marketing spending in the prior year.

        Provisions for loan losses and for benefits and claims increased substantially primarily reflecting weakening credit indicators, including increased delinquencies in first and second mortgages and unsecured personal loans, as well as trends in the U.S. macro-economic environment and the change in estimate of loan losses. The increase in provision for loan losses also reflected the absence of loan loss reserve releases recorded in the prior year. The net credit loss ratio increased 22 basis points to 1.37%.

        The Net Income decline also reflected the absence of the 2006 third quarter $54 million tax benefit resulting from the resolution of the 2006 New York Tax Audits.

2007 YTD vs. 2006 YTD

        Net Interest Revenue was 2% better than the prior year, as growth in average deposits and loans of 19% and 9%, respectively, and higher risk-based fees in Cards, was partially offset by a decrease in net interest margin. Net interest margin declined due to a shift in customer deposits to higher cost direct bank and time deposit balances and the securitization of higher margin credit card receivables.

        Non-Interest Revenue increased 4% primarily due to higher loan and deposit volumes and 6% growth in Card purchase sales. The increase also reflected a pretax gain on the sale of MasterCard shares of $246 million, the impact of the acquisition of ABN AMRO Mortgage Group in the first quarter of 2007, and growth in net servicing revenues. Second quarter of 2006 results also included $132 million pretax gain from the sale of upstate New York branches.

        Operating expenses increased primarily due to acquisitions, increased investment spending related to the 124 new branch openings during the nine months of 2007 (80 in CitiFinancial and 44 in Citibank) and costs associated with Citibank Direct. The increase in 2007 was also favorably affected by the absence of the charge related to the initial adoption of SFAS 123(R) in the first quarter of 2006. Higher volume-related expenses primarily reflected 14% growth in loan originations in Consumer Lending businesses.

        Provisions for loan losses and for benefits and claims increased primarily reflecting portfolio growth and weakening credit indicators, including increased delinquencies in first and second mortgages and unsecured personal loans, as well as trends in the U.S. macro-economic environment and the change in estimate of loan losses. The increase in provision for loan losses also reflects the absence of loan loss reserve releases recorded in the prior year, as well as an increase in bankruptcy filings in 2007 versus unusually low filing levels experienced in the first three quarters of 2006. The net credit loss ratio increased 14 basis points to 1.31%.

        The Net income decline in 2007 also reflects the absence of $229 million tax benefit resulting from the resolution of the 2006 Tax Audits.

INTERNATIONAL CONSUMER

        International Consumer is composed of three businesses: Cards, Consumer Finance and Retail Banking. International Consumer operates in five regions: Mexico, Latin America, EMEA, Japan, and Asia.

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2007	2006		2007	2006
Net interest revenue	$4,072	$3,445	18%	$11,499	$9,921	16%
Non-interest revenue	2,787	1,622	72	6,634	4,929	35

Revenues, net of interest expense	$6,859	$5,067	35%	$18,133	$14,850	22%
Operating expenses	3,627	2,769	31	9,867	8,091	22
Provisions for loan losses and for benefits and claims	2,101	1,032	NM	4,582	2,621	75

Income before taxes and minority interest	$1,131	$1,266	(11)%	$3,684	$4,138	(11)%
Income taxes	232	227	2	798	744	7
Minority interest, net of taxes	20	1	NM	38	5	NM

Net income	$879	$1,038	(15)%	$2,848	$3,389	(16)%

Revenues, net of interest expense, by region:
Mexico	$1,404	$1,238	13%	$4,135	$3,579	16%
EMEA	1,738	1,353	28	4,802	3,983	21
Japan—Cards and Retail Banking	368	195	89	871	571	53
Asia	1,520	1,209	26	4,343	3,642	19
Latin America	1,548	485	NM	2,909	1,282	NM

Subtotal	$6,578	$4,480	47%	$17,060	$13,057	31%
Japan Consumer Finance	$281	$587	(52)	$1,073	$1,793	(40)

Total revenues	$6,859	$5,067	35%	$18,133	$14,850	22%

Net income by region
Mexico	$244	$395	(38)%	$976	$1,128	(13)%
EMEA	58	213	(73)	289	613	(53)
Japan—Cards and Retail Banking	64	42	52	165	139	19
Asia	334	328	2	1,143	1,034	11
Latin America	467	23	NM	587	169	NM

Subtotal	$1,167	$1,001	17%	$3,160	$3,083	2%
Japan Consumer Finance	$(288)	$37	NM	$(312)	$306	NM

Total net income	$879	$1,038	(15)%	$2,848	$3,389	(16)%

Average assets (in billions of dollars)	$236	$187	26%	$219	$179	22%
Return on assets	1.48%	2.20%		1.74%	2.53%
Average risk capital(1)	$15,632	$12,626	24%	$14,953	$12,665	18%
Return on risk capital(1)	22%	33%		25%	36%
Return on invested capital(1)	11%	16%		13%	17%

Key indicators—(in billions of dollars)
Average loans	$149.2	$116.1	29%
Average deposits	$175.7	$148.4	18%
EOP AUMs	$158.9	$123.1	29%
Total branches	4,812	4,580	5%

(1)
See footnote 3 to the table on page 4.

NM
Not meaningful

3Q07 vs. 3Q06

        Net Interest Revenue increased 18%. Growth was driven by higher average deposits and loans of 18% and 29%, respectively, as well as the impact of the acquisitions of Grupo Financiero Uno (GFU), Egg and Grupo Cuscatlan.

        Non-Interest Revenue increased 72%, primarily due to the gain on the sale of Redecard shares $(729 million pretax), a 37% increase in Card purchase sales and increased investment product sales. The positive impact of foreign currency translation also contributed to increases in revenues.

        Operating expenses increased 31%, reflecting the acquisitions of GFU, Grupo Cuscatlan and Egg, and an increase in ownership in Nikko Cordial. Expense growth also reflects volume growth across the regions (excluding Japan Consumer Finance), the impact of foreign currency translation, write-downs of $152 million on customer intangibles and fixed assets and continued investment spending, including the opening of 47 branches.

        Provisions for loan losses and for benefits and claims increased substantially, primarily due to the change in estimate of loan losses, portfolio growth, and the impact of recent acquisitions.

        Net income was affected, in part, by the absence of the 2006 third quarter $24 million tax benefit resulting from the resolution of the 2006 New York Tax Audits.

        Net income in Japan Consumer Finance declined significantly due to charges to increase reserves for customer refunds and credit losses, higher expenses due to write-downs on customer intangibles and fixed assets, and a decline in revenues primarily due to lower receivable balances. Financial results reflect recent adverse changes in the operating environment and the impact of consumer lending laws passed in the fourth quarter 2006.

        Given the Company's recent experience with the level of Grey Zone related issues, the Company anticipates that the business will have net losses in 2007. The Company continues to analyze the prospects for this business thereafter in light of the difficult operating conditions.

        Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 48.

2007 YTD vs. 2006 YTD

        Net Interest Revenue increased 16% overall, 28% after excluding the impact of Japan Consumer Finance. Growth was driven by higher average receivables, as well as the impact of the acquisitions of GFU, Egg, Grupo Cuscatlan and CrediCard, and increased ownership in Nikko Cordial.

        Non-Interest Revenue increased 35%, primarily due to the gain on sale of Redecard, a 31% increase in purchase sales, a 19% increase in investment product sales and growth across all regions. The positive impact of foreign currency translation and a pretax MasterCard gain of $53 million also contributed to the increase in revenues.

        Operating expenses increased, reflecting the integration of the CrediCard portfolio and the acquisitions of GFU, Grupo Cuscatlan and Egg, and increased ownership in Nikko Cordial along with volume growth across the products and regions, the impact of foreign currency translation and continued investment spending driven by 316 branches opened or acquired. The increase in 2007 expenses was favorably affected by the absence of the charge related to the initial adoption of FAS 123(R) in the first quarter of 2006.

        Provisions for loan losses and for benefits and claims increased substantially, primarily due to portfolio growth, higher past due accounts in Mexico cards, the impact of recent acquisitions, and the change in estimate of loan losses.

        Net Income was also affected by the absence of prior-year tax benefit of $214 million primarily from APB 23, as well as the absence of a prior-year $99 million tax benefit resulting from the resolution of the 2006 Tax Audits.

MARKETS & BANKING

        Markets & Banking provides a broad range of trading, investment banking, and commercial lending products and services to companies, governments, institutions and investors in approximately 100 countries. Markets & Banking includes Securities and Banking, Transaction Services and Other Markets & Banking.

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2007	2006		2007	2006
Net interest revenue	$3,359	$1,913	76%	$8,642	$6,294	37%
Non-interest revenue	974	4,154	(77)	13,609	13,813	(1)

Revenues, net of interest expense	$4,333	$6,067	(29)%	$22,251	$20,107	11%
Operating expenses	4,011	3,622	11	14,070	12,537	12
Provision for credit losses	205	107	92	406	280	45

Income before taxes And minority interest	$117	$2,338	(95)%	$7,775	$7,290	7%
Income taxes	(142)	598	NM	2,041	1,874	9
Minority interest, net of taxes	(21)	19	NM	1	43	(98)

Net income	$280	$1,721	(84)%	$5,733	$5,373	7%

Revenues, net of interest expense, by region:
U.S.	$37	$2,007	(98)%	$6,792	$7,733	(12)%
Mexico	247	197	25	657	582	13
EMEA	1,398	2,166	(35)	7,218	6,505	11
Japan	133	177	(25)	798	742	8
Asia	1,822	1,080	69	4,861	3,274	48
Latin America	696	440	58	1,925	1,271	51%

Total revenues	$4,333	$6,067	(29)%	$22,251	$20,107	11%

Net income by region:
U.S.	$(692)	$540	NM	$1,291	$1,802	(28)%
Mexico	125	95	32%	334	261	28
EMEA	(25)	489	NM	1,472	1,466	—
Japan	(96)	38	NM	63	195	(68)
Asia	727	391	86	1,855	1,141	63
Latin America	241	168	43	718	508	41

Total net income	$280	$1,721	(84)%	$5,733	$5,373	7%

Average risk capital(1)	$31,812	$21,967	45%	$27,837	$21,438	30%
Return on risk capital(1)	3%	31%		27%	34%
Return on invested capital(1)	2%	23%		21%	25%

(1)
See footnote 3 to the table on page 4.

NM
Not meaningful

3Q07 vs. 3Q06

        Revenues, net of interest expense, decreased due to a significant decline in Securities and Banking, which was partially offset by strong growth in Transaction Services revenues. Securities and Banking revenues declined due to write-downs on highly-leveraged loans and commitments, CDO and CLO losses, and credit trading losses, related to dislocations in the mortgage-backed securities and credit markets. Decreased revenues in Fixed Income Markets, Debt Underwriting and Lending were partially offset by increased revenues in Equity Markets, Equity Underwriting and Advisory and other fees. Transaction Services revenues increased to a record level, driven by higher customer volumes, stable net interest margins and the acquisition of The Bisys Group, which closed in August 2007.

        Operating expenses increased due to the acquisition of Grupo Cuscatlan, Ameriquest, Bisys, and increased ownership in Nikko Cordial, increased headcount, annual salary growth, increased legal expenses and higher business development costs offset by a decline in incentive compensation costs in Securities and Banking.

        The provision for credit losses increased driven by higher net credit losses and an increase in loan loss reserves for specific counterparties.

2007 YTD vs. 2006 YTD

        Revenues, net of interest expense, increased, driven by increased revenues in Equity Markets, driven by strong growth globally, including cash trading, derivatives products, equity finance, convertibles and prime brokerage, in Equity Underwriting, and in Advisory and other fees, and the $402 million benefit from the adoption of SFAS 157. Revenues decreased in Fixed Income Markets and Debt Underwriting due to the dislocations in the mortgage-backed securities and credit markets in the third quarter of 2007, which resulted in write-downs on highly-leveraged loans, CDO and CLO losses, and credit trading losses. Transaction Services revenues increased reflecting growth in liability balances and assets under custody, higher net interest margins in Cash Management and Securities and Funds Services.

        Operating expenses growth was primarily driven by higher business volumes and compensation costs related to acquisitions and increased business volumes. Expense growth in 2007 was favorably affected by the absence of a $354 million charge related to the initial adoption of SFAS 123(R) in the first quarter of 2006 and a $300 million pretax release of litigation reserves in the second quarter of 2007.

        The provision for credit losses increased due to net charges of $431 million to increase loan loss reserves due to portfolio growth, including higher commitments to leveraged transactions and an increase in average loan tenor, as well as an increase in reserve requirements for specific counterparties. These changes compare to a $267 million net increase to loan loss reserves recorded in the prior-year period.

GLOBAL WEALTH MANAGEMENT

        Global Wealth Management is comprised of the Smith Barney Private Client businesses (including Citigroup Wealth Advisors, Nikko Cordial, Quilter and the legacy Citicorp Investment Services business), Citi Private Bank, Citi Investment Research and Citi Quilter.

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2007	2006		2007	2006
Net interest revenue	$539	$480	12%	$1,594	$1,384	15%
Non-interest revenue	2,970	2,006	48	7,930	6,077	30

Revenues, net of interest expense	$3,509	$2,486	41%	$9,524	$7,461	28%
Operating expenses	2,614	1,894	38	7,171	5,910	21
Provision for loan losses	56	16	NM	85	29	NM

Income before taxes and minority interest	$839	$576	46%	$2,268	$1,522	49%
Income taxes	312	177	76	762	489	56
Minority interest, net of taxes	38	—	—	55	—	—

Net income	$489	$399	23%	$1,451	$1,033	40%

Revenues, net of interest expense, by region:
U.S.	$2,454	$2,153	14%	$7,278	$6,456	13%
Mexico	38	32	19	115	96	20
EMEA	139	83	67	384	241	59
Japan	547	—	—	833	—	—
Asia	277	171	62	753	532	42
Latin America	54	47	15	161	136	18

Total revenues	$3,509	$2,486	41%	$9,524	$7,461	28%

Net income by region:
U.S.	$333	$342	(3)%	$1,029	$860	20%
Mexico	10	9	11	37	27	37
EMEA	4	7	(43)	57	15	NM
Japan	60	—	—	90	—	—
Asia	79	38	NM	218	123	77
Latin America	3	3	—	20	8	NM

Total net income	$489	$399	23%	$1,451	$1,033	40%

Average risk capital(1)	$3,180	$2,364	35%	$2,979	$2,423	23%
Return on risk capital(1)	61%	67%		65%	57%
Return on invested capital(1)	22%	41%		29%	35%

Key indicators:(in billions of dollars)
Total assets under fee-based management	$515	$374	38%
Total client assets(2)	$1,820	$1,362	34%
Net client asset flows	$8	$3	NM
Financial advisors (FA) / bankers(2)	15,458	13,601	14%
Annualized revenue per FA / banker (in thousands of dollars)	$897	$729	23%
Average deposits and other customer liability balances	$119	$106	12%
Average loans	$57	$43	33%

(1)
See footnote 3 to the table on page 4.

(2)
During the second quarter of 2007, U.S. Consumer's Retail Distribution transferred approximately $47 billion of Client Assets, 686 Financial Advisors and 79 branches to Smith Barney related to the consolidation of Citicorp Investment Services (CIS) into Smith Barney.

NM
Not meaningful

3Q07 vs. 3Q06

        Revenues, net of interest expense, increased 41%, primarily reflecting increased ownership of Nikko Cordial; an increase in fee-based and recurring net interest revenue, reflecting the continued advisory-based strategy; an increase in international revenues, driven by strong Capital Markets activity in Asia; and strong domestic branch transactional revenue and syndicate sales. Total assets under fee-based management were $515 billion at September 30, 2007, up 38% from the prior-year period.

        Total client assets, including assets under fee-based management, increased 34%, reflecting organic growth and increased ownership of Nikko Cordial and Quilter client assets, as well as the transfer of CIS assets from U.S. Consumer in the second quarter of 2007. Global Wealth Management had 15,458 financial advisors/bankers as of September 30, 2007, compared with 13,601 as of September

30, 2006, driven by the Nikko Cordial and Quilter acquisitions, the CIS transfer, and hiring in the Private Bank. Annualized revenue per FA/banker of $897,000 increased 23% from the prior-year quarter.

        Operating expenses increased 38% in the third quarter of 2007, versus the prior-year quarter. The expense increase in 2007 was mainly driven by the Nikko Cordial and Quilter acquisitions, as well as higher variable compensation associated with increased business volumes.

        The provision for loan losses increased $40 million, driven by portfolio growth and a reserve increase for specific non-performing loan in the Private Bank.

2007 YTD vs. 2006 YTD

        Revenues, net of interest expense, increased 28%, primarily due to a strong increase in international revenues, driven by the Nikko Cordial and Quilter acquisitions; strong Capital Markets activity in Asia, Latin America and EMEA; and higher domestic syndicate sales. Net flows were $14 billion compared to $2 billion in the prior-year period.

        Operating expenses increased 21%, driven by the Nikko Cordial and Quilter acquisitions and higher variable compensation associated with increased business volumes, as well as the absence of a $145 million charge related to the initial adoption of SFAS 123(R) in the first quarter of 2006.

        The provision for loan losses increased $56 million, primarily driven by portfolio growth and a reserve increase for specific non-performing loan in the Private Bank.

        Net income growth also reflected a $65 million APB 23 benefit in the Private Bank in 2007 and the absence of a $47 million tax benefit resulting from the 2006 Tax Audits.

ALTERNATIVE INVESTMENTS

        Alternative Investments (AI) manages capital on behalf of Citigroup, as well as for third-party institutional and high-net-worth investors. AI is an integrated alternative investment platform that manages a wide range of products across five asset classes, including private equity, hedge funds, real estate, structured products and managed futures.

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions of dollars			% Change			% Change
	2007	2006		2007	2006
Net interest revenue	$25	$5	NM	$2	$1	100%
Non-interest revenue	100	329	(70)%	1,717	1,592	8

Total revenues, net of interest expense	$125	$334	(63)%	$1,719	$1,593	8%

Net realized and net change in unrealized gains	$(121)	$200	NM	$1,233	$1,238	—
Fees, dividends and interest	144	58	NM	221	156	42%
Other	(68)	(21)	NM	(153)	(86)	(78)%

Total proprietary investment activities revenues	(45)	237	NM	1,301	1,308	(1)%
Client revenues(1)	170	97	75%	418	285	47

Total revenues, net of interest expense	$125	$334	(63)%	$1,719	$1,593	8%
Operating expenses	238	137	74	633	517	22
Provision for loan losses	(1)	—	—	—	(13)	100

Income before taxes and minority interest	$(112)	$197	NM	$1,086	$1,089	—

Income taxes	$(44)	$70	NM	$391	$319	23%
Minority interest, net of taxes	(1)	10	NM	84	43	95

Net income	$(67)	$117	NM	$611	$727	(16)%

Average risk capital(2) (in billions of dollars)	$4.3	$4.0	8%	$4.1	$4.2	(2)%
Return on risk capital(2)	(6)%	12%		20%	23%
Return on invested capital(2)	(8)%	8%		17%	20%

Revenue by product:
Client(1)	$170	$97	75%	$418	$285	47%

Private Equity	$233	$56	NM	$1,305	$785	66%
Hedge Funds	(208)	1	NM	(42)	65	NM
Other	(70)	180	NM	38	458	(92)%

Proprietary	$(45)	$237	NM	$1,301	$1,308	(1)%

Total	$125	$334	(63)%	$1,719	$1,593	8%

Key indicators:(in billions of dollars)
Capital under management:
Client	$50.4	$33.5	50%
Proprietary	11.6	10.2	14%

Total	$62.0	$43.7	42%

(1)
Includes fee income.

(2)
See footnote 3 to the table on page 4.

NM Not meaningful

3Q07 vs. 3Q06

        Revenues, net of interest expense, decreased $209 million or 63%.

        Total proprietary revenues, net of interest expense, for the third quarter of 2007 of ($45) million were composed of revenues from private equity of $233 million, other investment activity of ($70) million and hedge funds of ($208) million. Private equity revenue increased $177 million from the 2006 third quarter, primarily driven by higher realized and unrealized gains. Hedge fund revenue declined by $209 million, largely due to a lower investment performance. Other investment activities revenue decreased $250 million from the 2006 third quarter, largely due to a lower market value on Legg Mason shares and the absence of prior-year gains from the sale of Citigroup's investment in MetLife shares. Client revenues increased $73 million, reflecting the acquisition of Old Lane and a 46% growth in average client capital under management excluding Old Lane.

        Operating expenses in the third quarter of 2007 of $238 million increased $101 million from the third quarter of 2006, primarily due to the inclusion of Old Lane, increased performance-driven compensation and higher employee-related expenses.

        Minority interest, net of taxes, in the third quarter of 2007 of ($1) million decreased $11 million from the third quarter of 2006, primarily due to lower private equity gains related to underlying investments held by consolidated majority-owned legal entities. The impact of minority interest is reflected in fees, dividends, and interest, and net realized and net change in unrealized gains (losses) consistent with proceeds received by minority interests.

        Proprietary capital under management of $11.6 billion increased $1.4 billion from the third quarter 2006 due to new investments in private equity and hedge funds.

        Client capital under management of $50.4 billion in the 2007 third quarter increased $16.9 billion from the 2006 third quarter, due to the inclusion of Old Lane and inflows from institutional and high-net-worth clients.

        On July 2, 2007, the Company completed the acquisition of Old Lane Partners, L.P. and Old Lane Partners, GP, LLC (Old Lane). Old Lane is the manager of a global, multi-strategy hedge fund and a private equity fund with total assets under management and private equity commitments of approximately $4.5 billion. Old Lane will operate as part of Alternative Investments.

2007 YTD vs. 2006 YTD

        Revenues, net of interest expense, of $1.719 billion in the first nine months of 2007 increased $126 million, or 8%.

        Total proprietary revenues, net of interest expense, for the first nine months of 2007 of $1.301 billion, were composed of revenues from private equity of $1.305 billion, other investment activity of $38 million and hedge funds of ($42) million. Private equity revenue increased $520 million from the first nine months of 2006, primarily driven by higher realized and unrealized gains. Hedge fund revenue decreased $107 million, largely due to lower investment performance. Other investment activities revenue decreased $420 million from the first nine months of 2006, largely due to the absence of gains from the liquidation during 2006 of Citigroup's investment in St. Paul shares and MetLife shares and a lower market value on Legg Mason shares. Client revenues increased $133 million, reflecting increased management fees from a 49% growth in average client capital under management excluding Old Lane.

        Operating expenses in the first nine months of 2007 of $633 million increased $116 million from the first nine months of 2006, primarily due to increased performance-driven compensation, higher employee-related expenses and the inclusion of Old Lane.

        Minority interest, net of taxes, in the first nine months of 2007 of $84 million increased $41 million from the first nine months of 2006, primarily due to higher private equity gains related to underlying investments held by consolidated majority-owned legal entities. The impact of minority interest is reflected in fees, dividends, and interest, and net realized gains (losses) consistent with proceeds received by minority interests.

        Net Income in the first nine months of 2006 reflects higher tax benefits for $58 million resulting from the resolution of the 2006 Federal Tax Audit.

CORPORATE/OTHER

        Corporate/Other includes treasury results, the 2007 restructuring charges, unallocated corporate expenses, offsets to certain line-item reclassifications reported in the business segments (inter-segment eliminations), the results of discontinued operations and unallocated taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2007	2006	2007	2006
Revenues, net of interest expense	$(257)	$(299)	$(463)	$(791)
Restructuring expense	35	—	1,475	—
Other operating expense	157	(33)	309	47
Provision for loan losses	—	—	(1)	—

Loss from continuing operations before taxes and minority interest	$(449)	$(266)	$(2,246)	$(838)
Income tax benefits	(156)	(137)	(774)	(381)
Minority interest, net of taxes	(21)	—	(15)	1

Loss from continuing operations	$(273)	$(129)	$(1,457)	$(458)
Income from discontinued operations	—	202	—	289

Net income/(loss)	$(273)	$73	$(1,457)	$(169)

3Q07 vs. 3Q06

        Revenues, net of interest expense, increased, primarily due to improved treasury results, partially offset by Nikko Cordial losses and higher intersegment eliminations.

        Restructuring expense.    See Note 7 on page 62 for details on the 2007 restructuring charge.

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

        Restructuring expense.    See Note 7 on page 62 for details on the 2007 restructuring charge.

        Other operating expenses increased, primarily due to increased staffing, technology and other unallocated expenses, partially offset by higher intersegment eliminations.

        Income tax benefits increased due to the higher pretax loss in the current year, offset by a prior-year tax reserve release of $69 million relating to the resolution of the 2006 Tax Audits.

        Discontinued operations represent the operations in the Company's Sale of the Asset Management Business to Legg Mason Inc., and the Sale of the Life Insurance and Annuities Business. For 2006, income from discontinued operations included a gain from the Sale of the Asset Management Business in Poland, as well as a tax reserve release of $76 million relating to the resolution of the 2006 Tax Audits. See Note 2 on page 57.

MANAGING GLOBAL RISK

        Citigroup's risk management framework balances strong corporate oversight with well-defined independent risk management functions within each business. The Citigroup risk management framework is described in Citigroup's 2006 Annual Report on Form 10-K.

RISK CAPITAL

        At September 30, 2007, June 30, 2007, and September 30, 2006, risk capital for Citigroup was composed of the following risk types:

In billions of dollars	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006
Credit risk	$45.5	$42.8	$36.1
Market risk	30.6	28.9	18.8
Operational risk	7.7	7.9	8.3
Intersector diversification(1)	(5.4)	(5.4)	(6.1)

Total Citigroup	$78.4	$74.2	$57.1

Return on risk capital (third quarter)	12%		37%
Return on invested capital (third quarter)	7%		19%

Return on risk capital (nine months)	25%		39%
Return on invested capital (nine months)	15%		19%

(1)
Reduction in risk represents diversification between sectors.

        Average risk capital, return on risk capital and return on invested capital are provided for each segment and are disclosed on pages 14–24.

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars	3rd Qtr. 2007	2nd Qtr. 2007	1st Qtr. 2007	4th Qtr. 2006	3rd Qtr. 2006
Allowance for loan losses at beginning of period	$10,381	$9,510	$8,940	$8,979	$9,144

Provision for loan losses
Consumer	$4,623	$2,583	$2,443	$2,028	$1,736
Corporate	153	(63)	263	85	57

	$4,776	$2,520	$2,706	$2,113	$1,793

Gross credit losses
Consumer
In U.S. offices	$1,382	$1,264	$1,291	$1,223	$1,091
In offices outside the U.S.	1,617	1,346	1,341	1,309	1,227
Corporate
In U.S. offices	18	22	6	13	6
In offices outside the U.S.	74	30	29	97	38

	$3,091	$2,662	$2,667	$2,642	$2,362

Credit recoveries
Consumer
In U.S. offices	$166	$175	$214	$165	$153
In offices outside the U.S.	279	343	286	307	350
Corporate
In U.S. offices	1	9	18	2	5
In offices outside the U.S.	59	80	40	26	48

	$505	$607	$558	$500	$556

Net credit losses
In U.S. offices	$1,233	$1,102	$1,065	$1,069	$939
In offices outside the U.S.	1,353	953	1,044	1,073	867

Total	$2,586	$2,055	$2,109	$2,142	$1,806

Other—net(1)(2)(3)(4)(5)	$157	$406	$(27)	$(10)	$(152)

Allowance for loan losses at end of period	$12,728	$10,381	$9,510	$8,940	$8,979

Allowance for unfunded lending commitments(6)	$1,150	$1,100	$1,100	$1,100	$1,100

Total allowance for loan losses and unfunded lending commitments	$13,878	$11,481	$10,610	$10,040	$10,079

Net consumer credit losses	$2,554	$2,092	$2,132	$2,060	$1,815
As a percentage of average consumer loans	1.81%	1.56%	1.69%	1.64%	1.49%

Net corporate credit losses/(recoveries)	$32	$(37)	$(23)	$82	$(9)
As a percentage of average corporate loans	0.02%	NM	NM	0.05%	NM

(1)
The third quarter of 2007 primarily includes additions for purchase accounting adjustments related to the acquisition of Grupo Cuscatlan of $181 million offset by reductions of $73 million related to securitizations.

(2)
The second quarter of 2007 primarily includes additions to the loan loss reserve of $448 million related to the acquisition of Egg, partially offset by reductions of $70 million related to securitizations and $75 million related to a balance sheet reclassification to Loans held-for-sale in the U.S. Cards portfolio.

(3)
The first quarter of 2007 includes reductions to the loan loss reserve of $97 million related to a balance sheet reclass to Loans held-for-sale in the U.S. Cards portfolio and the addition of $75 million related to the acquisition of GFU.

(4)
The 2006 fourth quarter includes reductions to the loan loss reserve of $74 million related to securitizations.

(5)
The 2006 third quarter includes reductions to the loan loss reserve of $140 million related to securitizations and portfolio sales.

(6)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

NM Not meaningful

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	3rd Qtr. 2007	2nd Qtr. 2007	3rd Qtr. 2006
On-balance sheet(1)	$568.9	$548.6	$486.2	$558.7	$539.3	$483.1
Securitized receivables (all in U.S. Cards)	104.0	101.1	99.2	101.0	97.5	97.3
Credit card receivables held-for-sale(2)	3.0	2.9	0.6	3.0	3.3	0.5

Total managed(3)	$675.9	$652.6	$586.0	$662.7	$640.1	$580.9

(1)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $2 billion and $2 billion for the third quarter of 2007, approximately $2 billion and $2 billion for the second quarter of 2007, and approximately $2 billion and $2 billion for the third quarter of 2006, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

(2)
Included in Other Assets on the Consolidated Balance Sheet.

(3)
This table presents loan information on a held basis and shows the impact of securitization to reconcile to a managed basis. Managed-basis reporting is a non-GAAP measure. Held-basis reporting is the related GAAP measure.

        Citigroup's total allowance for loans, leases and unfunded lending commitments of $13.878 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for credit losses attributed to the Consumer portfolio was $9.200 billion at September 30, 2007, $7.206 billion at June 30, 2007 and $6.087 billion at September 30, 2006. The increase in the allowance for credit losses from September 30, 2006 of $3.113 billion included net builds of $2.839 billion.

        The build primarily reflected a weakening of leading credit indicators, including increased delinquencies on mortgages and unsecured personal loans, as well as trends in the U.S. macro-economic environment, portfolio growth, recent acquisitions, and the change in estimate of loan losses.

        On-balance sheet consumer loans of $568.9 billion increased $82.7 billion, or 17%, from September 30, 2006, primarily driven by U.S. Consumer Lending, U.S. Retail Distribution, International Cards, International Retail Banking and Global Wealth Management. Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies.

        The Company expects that credit costs in the fourth quarter of 2007 will increase compared to the fourth quarter of 2006 with the expectation that the U.S. consumer credit environment will continue to deteriorate causing higher credit costs.

EXPOSURE TO U.S. RESIDENTIAL REAL ESTATE

Sub-prime Related Exposure in Securities and Banking

        The Company has approximately $55 billion in U.S. sub-prime related direct exposures in its Securities and Banking (S&B) business.

        The $55 billion in U.S. sub-prime direct exposure in S&B as of September 30, 2007 consisted of (a) approximately $11.7 billion of sub-prime related exposures in its lending and structuring business, and (b) approximately $43 billion of exposures in the most senior tranches (super senior tranches) of collateralized debt obligations which are collateralized by asset-backed securities (ABS CDOs).

Lending and Structuring Exposures

        The $11.7 billion of sub-prime related exposures includes approximately $2.7 billion of CDO warehouse inventory and unsold tranches of ABS CDOs, approximately $4.2 billion of actively managed sub-prime loans purchased for resale or securitization at a discount to par primarily in the last six months, and approximately $4.8 billion of financing transactions with customers secured by sub-prime collateral. (See Note 1 below.) These amounts represent fair value determined based on observable transactions and other market data. Following the downgrades and market developments discussed on page 9, the fair value of the CDO warehouse inventory and unsold tranches of ABS CDOs has declined significantly, while the declines in the fair value of the other sub-prime related exposures in the lending and structuring business have not been significant.

ABS CDO Super Senior Exposures

        Citi's $43 billion in ABS CDO super senior exposures as of September 30, 2007 is backed primarily by sub-prime RMBS collateral. These exposures include approximately $25 billion in commercial paper principally secured by super senior tranches of high grade ABS CDOs and approximately $18 billion of super senior tranches of ABS CDOs, consisting of approximately $10 billion of high grade ABS CDOs, approximately $8 billion of mezzanine ABS CDOs and approximately $0.2 billion of ABS CDO-squared transactions.

        Although the principal collateral underlying these super senior tranches is U.S. sub-prime RMBS, as noted above, these exposures represent the most senior tranches of the capital structure of the ABS CDOs. These super senior tranches are not subject to valuation based on observable market transactions. Accordingly, fair value of these super senior exposures is based on estimates about, among other things, future housing prices to predict estimated cash flows, which are then discounted to a present value. The rating agency downgrades and market developments referred to above have led to changes in the appropriate discount rates applicable to these super senior tranches, which have resulted in significant declines in the estimates of the fair value of S&B super senior exposures.

(1)
S&B also has trading positions, both long and short, in U.S. sub-prime residential mortgage-backed securities (RMBS) and related products, including ABS CDOs, that are not included in the figures above. The exposure from these positions is actively managed and hedged, although the effectiveness of the hedging products used may vary with material changes in market conditions. Since the end of the third quarter, such trading positions have not had material losses.

U.S. Consumer Mortgage Lending

        The Company's U.S. Consumer Mortgage portfolio consists of both first and second mortgages. As of September 30, 2007, the first mortgage portfolio totaled approximately $155 billion, of which 84% ($131 billion) had a FICO (Fair Isaac Corporation) credit score of at least 620 at origination; the other 16% ($24 billion) were originated in the FICO<620 category, which is one working definition for "sub-prime" mortgages in the industry. The Company observed higher delinquencies in the under 620 FICO category (at origination), as well as across some higher FICO bands during the third quarter of 2007.

        In the Company's $62 billion second mortgage portfolio, the vast majority of loans are in the higher FICO categories. However, the Company has approximately 34% ($21 billion) of its portfolio in the category where LTV>=90% at origination, where higher levels of delinquencies were observed during the third quarter of 2007.

        In light of increased delinquencies in both its first and second mortgage portfolios during the first nine months of 2007, the Company has increased reserves for loans in these portfolios during this period of 2007. There were minimal changes in the (origination FICO/LTV) composition of the U.S. Consumer Mortgage portfolio from June 30, 2007 to September 30, 2007. The disclosures above exclude approximately $21 billion of consumer mortgage loans in Global Wealth Management (GWM). The GWM loans are largely in the U.S. and do not have any sub-prime classifications.

CORPORATE CREDIT RISK

Credit Exposure Arising from Derivatives and Foreign Exchange

        The following tables summarize by derivative type the notionals, receivables and payables held for trading and asset/liability management hedge purposes as of September 30, 2007 and December 31, 2006. A portion of the asset/liability management hedges are accounted for under SFAS 133, as described in Note 15 on page 75.

CITIGROUP DERIVATIVES

Notionals(1)

	Trading Derivatives(2)		Asset/Liability Management Hedges(3)
In millions of dollars	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Interest rate contracts
Swaps	$17,668,498	$14,196,404	$702,664	$561,376
Futures and forwards	2,104,898	1,824,205	113,710	75,374
Written options	4,094,788	3,054,990	16,831	12,764
Purchased options	4,254,835	2,953,122	132,006	35,420

Total interest rate contract notionals	$28,123,019	$22,028,721	$965,211	$684,934

Foreign exchange contracts
Swaps	$1,009,341	$722,063	$74,495	$53,216
Futures and forwards	2,495,058	2,068,310	42,869	42,675
Written options	635,168	416,951	327	1,228
Purchased options	611,682	404,859	621	1,246

Total foreign exchange contract notionals	$4,751,249	$3,612,183	$118,312	$98,365

Equity contracts
Swaps	$159,733	$104,320	$—	$—
Futures and forwards	37,481	36,362	—	—
Written options	641,920	387,781	—	—
Purchased options	588,452	355,891	—	—

Total equity contract notionals	$1,427,586	$884,354	$—	$—

Commodity and other contracts
Swaps	$40,624	$35,611	$—	$—
Futures and forwards	56,114	17,433	—	—
Written options	21,895	11,991	—	—
Purchased options	28,761	16,904	—	—

Total commodity and other contract notionals	$147,394	$81,939	$—	$—

Credit derivatives	$3,534,927	$1,944,980	$—	$—

Total derivative notionals	$37,984,175	$28,552,177	$1,083,523	$783,299

Mark-to-Market (MTM) Receivables/Payables

	Derivatives Receivables—MTM		Derivatives Payables—MTM
In millions of dollars	September 30, 2007	December 31, 2006(4)	September 30, 2007	December 31, 2006(4)
Trading Derivatives(2)
Interest rate contracts	$211,400	$168,872	$207,856	$168,793
Foreign exchange contracts	79,519	52,297	72,033	47,469
Equity contracts	35,958	26,883	76,138	52,980
Commodity and other contracts	7,078	5,387	7,019	5,776
Credit derivative	52,389	14,069	49,334	15,081

Total	$386,344	$267,508	$412,380	$290,099
Less: Netting agreements, cash collateral and market value adjustments	(301,186)	(217,967)	(298,465)	(215,295)

Net Receivables/Payables	$85,158	$49,541	$113,915	$74,804

Asset/Liability Management Hedges(3)
Interest rate contracts	$1,614	$1,801	$4,951	$3,327
Foreign exchange contracts	6,350	3,660	1,328	947

Total	$7,964	$5,461	$6,279	$4,274

(1)
Includes the notional amounts for long and short derivative positions.

(2)
Trading Derivatives include proprietary positions, as well as hedging derivatives instruments that do not qualify for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133).

(3)
Asset/Liability Management Hedges include only those end-user derivative instruments where the changes in market value are recorded to other assets or other liabilities.

(4)
Reclassified to conform to the current period's presentation.

MARKET RISK MANAGEMENT PROCESS

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" on page 41. Price risk is the earnings risk from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

        The exposures in the following table represent the approximate annualized risk to Net Interest Revenue assuming an unanticipated parallel instantaneous 100bp change, as well as a more gradual 100bp (25bp per quarter) parallel change in rates as compared with the market forward interest rates in selected currencies.

        The exposures in the following tables do not include interest rate exposures (IRE) for Nikko Cordial due to the unavailability of information. Nikko Cordial's IRE exposure is primarily denominated in Japanese yen.

	September 30, 2007		June 30, 2007		September 30, 2006
In millions of dollars
	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(684)	$738	$(572)	$553	$(375)	$258
Gradual change	$(337)	$372	$(309)	$329	$(234)	$231

Mexican peso
Instantaneous change	$5	$(5)	$(29)	$29	$46	$(46)
Gradual change	$(1)	$1	$(14)	$14	$35	$(35)

Euro
Instantaneous change	$(92)	$92	$(97)	$97	$(80)	$80
Gradual change	$(38)	$38	$(43)	$43	$(39)	$39

Japanese yen
Instantaneous change	$58	NM	$(9)	NM	$(14)	NM
Gradual change	$43	NM	$(5)	NM	$(8)	NM

Pound sterling
Instantaneous change	$(5)	$5	$(19)	$19	$(27)	$27
Gradual change	$8	$(8)	$3	$(3)	$(18)	$18

NM Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the Japanese yen yield curve.

        The changes in the U.S. dollar interest rate exposures from June 30, 2007 primarily reflect movements in customer-related asset and liability mix, as well as Citigroup's view of prevailing interest rates.

        The following table shows the risk to NIR from six different changes in the implied forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bp)	—	100	200	(200)	(100)	—
10-year rate change (bp)	(100)	—	100	(100)	—	100

Impact to net interest revenue (in millions of dollars)	$74	$(377)	$(779)	$836	$409	$(60)

        For Citigroup's major trading centers, the aggregate pretax VAR in the trading portfolios was $135 million, $153 million, and $90 million at September 30, 2007, June 30, 2007, and September 30, 2006, respectively. Daily exposures averaged $141 million during the third quarter of 2007 and ranged from $126 million to $165 million.

        The following table summarizes VAR to Citigroup in the trading portfolios at September 30, 2007, June 30, 2007, and September 30, 2006, including the Total VAR, the specific risk only component of VAR, and Total—General market factors only, along with the quarterly averages:

In million of dollars	September 30, 2007	Third Quarter 2007 Average	June 30, 2007	Second Quarter 2007 Average	September 30, 2006	Third Quarter 2006 Average
Interest rate	$96	$101	$117	$102	$89	$81
Foreign exchange	28	29	32	31	28	26
Equity	104	98	100	87	44	42
Commodity	33	31	31	35	11	13
Covariance adjustment	(126)	(118)	(127)	(117)	(82)	(76)

Total—All market risk factors, including general and specific risk	$135	$141	$153	$138	$90	$86

Specific risk only component	$24	$26	$8	$11	$9	$10

Total—General market factors only	$111	$115	$145	$127	$81	$76

        The specific risk only component represents the level of equity and debt issuer-specific risk embedded in VAR. Citigroup's specific risk model conforms to the 4x-multiplier treatment approved by the Federal Reserve and is subject to extensive annual hypothetical back-testing.

        The table below provides the range of VAR in each type of trading portfolio that was experienced during the quarters ended:

	September 30, 2007				September 30, 2006
			June 30, 2007
In millions of dollars
	Low	High	Low	High	Low	High
Interest rate	$87	$119	$88	$128	$68	$106
Foreign exchange	23	35	27	35	17	39
Equity	82	120	64	112	35	49
Commodity	24	41	24	49	9	18

COUNTRY AND CROSS-BORDER RISK

        The table below shows all countries where total cross-border outstandings exceed 0.75% of total Citigroup assets:

	September 30, 2007								December 31, 2006
	Cross-Border Claims on Third Parties
						Investments in and Funding of Local Franchises			Total Cross- Border Out- standings
(Amounts in Billions of U.S.$)	Banks	Public	Private	Total	Trading and Short- Term Claims(1)		Total Cross- Border Out- standings	Commit- ments(2)		Commit- ments
India	$2.0	$0.9	$12.8	$15.7	$12.1	$20.0	$35.7	$1.4	$24.8	$0.7
Germany	18.9	5.6	10.4	34.9	32.0	0.7	35.6	52.2	38.6	43.6
United Kingdom	6.3	0.1	24.0	30.4	28.7	—	30.4	329.3	18.4	192.8
France	9.7	5.1	12.1	26.9	24.9	—	26.9	116.1	19.8	60.8
Netherlands	6.9	1.9	17.5	26.3	20.6	—	26.3	25.4	20.1	10.5
South Korea	0.9	0.1	4.2	5.2	5.1	16.1	21.3	9.0	19.7	11.4
Spain	3.1	5.3	8.9	17.3	16.1	3.6	20.9	7.3	19.7	6.8
Italy	1.8	8.8	4.3	14.9	14.4	0.5	15.4	6.0	18.6	4.0

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

INTEREST REVENUE/EXPENSE AND YIELDS

Average Rates–Interest Revenue, Interest Expense, and Net Interest Margin

In millions of dollars	3rd Qtr. 2007	2nd Qtr. 2007	3rd Qtr. 2006	% Change 3Q07 vs. 3Q06
Interest Revenue(1)	$32,961	$30,598	$24,729	33%
Interest Expense(2)	20,804	19,172	14,901	40

Net Interest Revenue(1)	$12,157	$11,426	$9,828	24%

Interest Revenue—Average Rate	6.41%	6.43%	6.59%	(18)bps
Interest Expense—Average Rate	4.43%	4.43%	4.44%	(1)bps
Net Interest Margin (NIM)	2.36%	2.40%	2.62%	(26)bps

Interest Rate Benchmarks:
Federal Funds Rate—End of Period	4.75%	5.25%	5.25%	(50)bps

2 Year U.S. Treasury Note—Average Rate	4.39%	4.80%	4.93%	(54)bps
10 Year U.S. Treasury Note—Average Rate	4.74%	4.85%	4.89%	(15)bps

10 Year vs. 2 Year Spread	35 bps	5 bps	(4)bps

(1)
Excludes taxable equivalent adjustment (based on the U.S. Federal statutory tax rate of 35%) of $34 million, $45 million, and $14 million for the third quarter of 2007, the second quarter of 2007, and the third quarter of 2006, respectively.

(2)
Excludes expenses associated with hybrid financial instruments and beneficial interest in consolidated VIEs. These obligations are classified as Long-Term Debt and accounted for at fair value with changes recorded in Principal Transactions.

        A significant portion of the Company's business activities are based upon gathering deposits and borrowing money and then lending or investing those funds, including market-making activities in tradable securities. Net interest margin is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.

        During 2007, pressure on net interest margin continued. Net Interest Margin was mainly affected by the results of Nikko Cordial, which was consolidated from May 9, 2007 forward. The average rate on assets reflected a highly competitive loan pricing environment, as well as a shift in the Company's loan portfolio from higher-yielding credit card receivables to assets that carry lower yields, such as mortgages and home equity loans.

        See pages 34–40 for a detailed analysis of Average Rates and Volumes.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	3rd Qtr. 2007	2nd Qtr. 2007	3rd Qtr. 2006	3rd Qtr. 2007	2nd Qtr. 2007	3rd Qtr. 2006	3rd Qtr. 2007	2nd Qtr. 2007	3rd Qtr. 2006
Assets
Deposits with banks(5)	$62,833	$55,580	$37,508	$874	$792	$590	5.52%	5.72%	6.24%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$213,438	$185,143	$166,526	$3,217	$3,002	$2,718	5.98%	6.50%	6.48%
In offices outside the U.S.(5)	156,123	135,668	81,145	1,873	1,660	995	4.76	4.91	4.86

Total	$369,561	$320,811	$247,671	$5,090	$4,662	$3,713	5.46%	5.83%	5.95%

Trading account assets(7)(8)
In U.S. offices	$281,590	$264,112	$184,099	$3,662	$3,111	$1,960	5.16%	4.72%	4.22%
In offices outside the U.S.(5)	206,098	180,361	100,196	1,494	1,274	789	2.88	2.83	3.12

Total	$487,688	$444,473	$284,295	$5,156	$4,385	$2,749	4.19%	3.96%	3.84%

Investments(1)
In U.S. offices
Taxable	$127,706	$149,303	$105,713	$1,637	$1,860	$1,177	5.09%	5.00%	4.42%
Exempt from U.S. income tax	19,207	18,971	12,285	242	273	153	5.00	5.77	4.94
In offices outside the U.S.(5)	112,901	113,068	100,999	1,478	1,444	1,276	5.19	5.12	5.01

Total	$259,814	$281,342	$218,997	$3,357	$3,577	$2,606	5.13%	5.10%	4.72%

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$377,380	$370,762	$345,064	$7,835	$7,663	$7,264	8.24%	8.29%	8.35%
In offices outside the U.S.(5)	183,659	170,855	140,594	4,912	4,621	3,870	10.61	10.85	10.92

Total consumer loans	$561,039	$541,617	$485,658	$12,747	$12,284	$11,134	9.01%	9.10%	9.10%

Corporate loans
In U.S. offices	$39,346	$31,075	$28,604	$818	$608	$528	8.25%	7.85%	7.32%
In offices outside the U.S.(5)	163,003	152,545	130,212	3,832	3,361	2,728	9.33	8.84	8.31

Total corporate loans	$202,349	$183,620	$158,816	$4,650	$3,969	$3,256	9.12%	8.67%	8.13%

Total loans	$763,388	$725,237	$644,474	$17,397	$16,253	$14,390	9.04%	8.99%	8.86%

Other interest-earning assets	$97,506	$82,459	$56,717	$1,087	$929	$681	4.42%	4.52%	4.76%

Total interest-earning assets	$2,040,790	$1,909,902	$1,489,662	$32,961	$30,598	$24,729	6.41%	6.43%	6.59%

Non-interest-earning assets(7)	255,962	249,358	194,550

Total assets	$2,296,752	$2,159,260	$1,684,212

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $34 million, $45 million, and $14 million for the third quarter of 2007, the second quarter of 2007, and the third quarter of 2006, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 15 on page 75.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed Average Volume, Interest Revenue and Interest Expense exclude discontinued operations. See Note 2 on page 57.

(5)
Average rates reflect prevailing local interest rates, including inflationary effects and monetary correction in certain countries.

(6)
Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to FIN 41 and Interest revenue excludes the impact of FIN 41.

(7)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.

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

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,
AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	3rd Qtr. 2007	2nd Qtr. 2007	3rd Qtr. 2006	3rd Qtr. 2007	2nd Qtr. 2007	3rd Qtr. 2006	3rd Qtr. 2007	2nd Qtr. 2007	3rd Qtr. 2006
Liabilities
Deposits
In U. S. offices Savings deposits(5)	$148,736	$147,517	$134,486	$1,221	$1,178	$1,092	3.26%	3.20%	3.22%
Other time deposits	56,473	53,597	51,158	766	773	678	5.38	5.78	5.26
In offices outside the U.S.(6)	515,766	485,871	416,084	5,552	4,988	4,001	4.27	4.12	3.81

Total	$720,975	$686,985	$601,728	$7,539	$6,939	$5,771	4.15%	4.05%	3.81%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$272,927	$233,021	$188,052	$4,052	$3,600	$2,992	5.89%	6.20%	6.31%
In offices outside the U.S.(6)	155,354	152,984	93,032	2,379	2,312	1,404	6.08	6.06	5.99

Total	$428,281	$386,005	$281,084	$6,431	$5,912	$4,396	5.96%	6.14%	6.20%

Trading account liabilities(8)(9)
In U.S. offices	$48,063	$58,139	$37,601	$302	$312	$243	2.49%	2.15%	2.56%
In offices outside the U.S. (6)	69,791	62,949	35,644	69	68	58	0.39	0.43	0.65

Total	$117,854	$121,088	$73,245	$371	$380	$301	1.25%	1.26%	1.63%

Short-term borrowings
In U.S. offices	$187,286	$170,962	$121,503	$1,755	$1,612	$1,175	3.72%	3.78%	3.84%
In offices outside the U.S.(6)	79,450	66,077	23,446	294	325	98	1.47	1.97	1.66

Total	$266,736	$237,039	$144,949	$2,049	$1,937	$1,273	3.05%	3.28%	3.48%

Long-term debt(10)
In U.S. offices	$285,370	$267,496	$206,854	$3,837	$3,562	$2,802	5.33%	5.34%	5.37%
In offices outside the U.S. (6)	43,627	37,391	24,416	577	442	358	5.25	4.74	5.82

Total	$328,997	$304,887	$231,270	$4,414	$4,004	$3,160	5.32%	5.27%	5.42%

Total interest-bearing liabilities	$1,862,843	$1,736,004	$1,332,276	$20,804	$19,172	$14,901	4.43%	4.43%	4.44%

Demand deposits in U.S. offices	13,683	11,234	11,127
Other non-interest-bearing liabilities(8)	293,310	287,371	224,739

Total liabilities	$2,169,836	$2,034,609	$1,568,142

Total stockholders' equity(11)	$126,916	$124,651	$116,070

Total liabilities and stockholders' equity	$2,296,752	$2,159,260	$1,684,212

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$1,129,443	$1,087,398	$892,120	$5,712	$5,212	$4,559	2.01%	1.92%	2.03%
In offices outside the U.S.(6)	911,347	822,504	597,542	6,445	6,214	5,269	2.81%	3.03%	3.50%

Total	$2,040,790	$1,909,902	$1,489,662	$12,157	$11,426	$9,828	2.36%	2.40%	2.62%

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $34 million, $45 million, and $14 million for the third quarter of 2007, the second quarter of 2007, and the third quarter of 2006, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 15 on page 75.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed Average Volume, Interest Revenue and Interest Expense exclude discontinued operations. See Note 2 on page 57.

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

(8)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

Reclassified to conform to the current period's presentation.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume		Interest Revenue		% Average Rate
In millions of dollars	Nine Months 2007	Nine Months 2006	Nine Months 2007	Nine Months 2006	Nine Months 2007	Nine Months 2006
Assets
Deposits with banks(5)	$54,573	$37,103	$2,375	$1,596	5.82%	5.75%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$194,217	$163,043	$9,098	$7,523	6.26%	6.17%
In offices outside the U.S.(5)	133,672	83,553	4,943	2,792	4.94	4.47

Total	$327,889	$246,596	$14,041	$10,315	5.73%	5.59%

Trading account assets(7)(8)
In U.S. offices	$260,893	$180,765	$9,595	$6,019	4.92%	4.45%
In offices outside the U.S.(5)	173,244	96,269	3,876	2,478	2.99	3.44

Total	$434,137	$277,034	$13,471	$8,497	4.15%	4.10%

Investments(1)
In U.S. offices
Taxable	$145,794	$91,981	$5,497	$2,834	5.04%	4.12%
Exempt from U.S. income tax	18,329	13,954	705	488	5.14	4.68
In offices outside the U.S.(5)	111,016	96,856	4,272	3,595	5.14	4.96

Total	$275,139	$202,791	$10,474	$6,917	5.09%	4.56%

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$370,334	$337,362	$22,956	$20,997	8.29%	8.32%
In offices outside the U.S.(5)	168,679	136,203	13,566	11,394	10.75	11.18

Total consumer loans	$539,013	$473,565	$36,522	$32,391	9.06%	9.14%

Corporate loans
In U.S. offices	$33,035	$27,175	$1,964	$1,399	7.95%	6.88%
In offices outside the U.S.(5)	150,551	121,706	10,099	7,061	8.97	7.76

Total corporate loans	$183,586	$148,881	$12,063	$8,460	8.79%	7.60%

Total loans	$722,599	$622,446	$48,585	$40,851	8.99%	8.77%

Other interest-earning assets	$82,781	$57,003	$2,745	$1,998	4.43%	4.69%

Total interest-earning assets	$1,897,118	$1,442,973	$91,691	$70,174	6.46%	6.50%

Non-interest-earning assets(7)	236,525	190,833

Total assets	$2,133,643	$1,633,806

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $94 million and $68 million for the first nine months of 2007 and 2006, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 15 on page 75.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed Average Volume, Interest Revenue and Interest Expense exclude discontinued operations. See Note 2 on page 57.

(5)
Average rates reflect prevailing local interest rates, including inflationary effects and monetary correction in certain countries.

(6)
Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to FIN 41 and Interest revenue excludes the impact of FIN 41.

(7)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.

(8)
Interest expense on Trading account liabilities of Markets & Banking is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

(9)
Includes cash-basis loans.

Reclassified to conform to the current period's presentation.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume		Interest Expense		% Average Rate
In millions of dollars	Nine Months 2007	Nine Months 2006	Nine Months 2007	Nine Months 2006	Nine Months 2007	Nine Months 2006
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$147,171	$133,571	$3,569	$2,962	3.24%	2.96%
Other time deposits	55,005	46,286	2,346	1,756	5.70	5.07
In offices outside the U.S.(6)	483,237	393,770	15,121	10,762	4.18	3.65

Total	$685,413	$573,627	$21,036	$15,480	4.10%	3.61%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$247,893	$186,848	$11,193	$8,623	6.04%	6.17%
In offices outside the U.S. (6)	145,660	92,842	6,633	3,991	6.09	5.75

Total	$393,553	$279,690	$17,826	$12,614	6.06%	6.03%

Trading account liabilities(8) (9)
In U.S. offices	$49,507	$36,125	$849	$662	2.29%	2.45%
In offices outside the U.S. (6)	59,360	37,164	209	163	0.47	0.59

Total	$108,867	$73,289	$1,058	$825	1.30%	1.51%

Short-term borrowings
In U.S. offices	$167,264	$117,847	$4,629	$2,912	3.70%	3.30%
In offices outside the U.S. (6)	62,121	22,375	821	455	1.77	2.72

Total	$229,385	$140,222	$5,450	$3,367	3.18%	3.21%

Long-term debt(10)
In U.S. offices	$268,566	$197,575	$10,784	$7,467	5.37%	5.05%
In offices outside the U.S. (6)	36,034	24,225	1,384	972	5.14	5.36

Total	$304,600	$221,800	$12,168	$8,439	5.34%	5.09%

Total interest-bearing liabilities	$1,721,818	$1,288,628	$57,538	$40,725	4.47%	4.23%

Demand deposits in U.S. offices	12,025	10,999
Other non-interest-bearing liabilities(8)	276,028	219,637

Total liabilities	$2,009,870	$1,519,264

Total stockholders' equity(11)	$123,773	$114,542

Total liabilities and stockholders' equity	$2,133,643	$1,633,806

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$1,088,805	$862,756	$15,900	$14,172	1.95%	2.20%
In offices outside the U.S.(6)	808,313	580,217	18,253	15,277	3.02	3.52

Total	$1,897,118	$1,442,973	$34,153	$29,449	2.41%	2.73%

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $94 million and $68 million for the first nine months of 2007 and 2006, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 15 on page 75.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed Average Volume, Interest Revenue and Interest Expense exclude discontinued operations. See Note 2 on page 57.

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

(8)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

Reclassified to conform to the current period's presentation.

ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	3rd Qtr. 2007 vs. 2nd Qtr. 2007			3rd Qtr. 2007 vs. 3rd Qtr. 2006
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)	Average Volume	Average Rate	Net Change(2)
Deposits with banks(4)	$101	$(19)	$82	$359	$(75)	$284

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$437	$(222)	$215	$720	$(221)	$499
In offices outside the U.S.(4)	246	(33)	213	900	(22)	878

Total	$683	$(255)	$428	$1,620	$(243)	$1,377

Trading account assets(5)
In U.S. offices	$214	$337	$551	$1,200	$502	$1,702
In offices outside the U.S.(4)	186	34	220	772	(67)	705

Total	$400	$371	$771	$1,972	$435	$2,407

Investments(1)
In U.S. offices	$(273)	$19	$(254)	$354	$195	$549
In offices outside the U.S.(4)	(2)	36	34	155	47	$202

Total	$(275)	$55	$(220)	$509	$242	$751

Loans—consumer
In U.S. offices	$137	$35	$172	$672	$(101)	$571
In offices outside the U.S.(4)	343	(52)	291	1,155	(113)	1,042

Total	$480	$(17)	$463	$1,827	$(214)	$1,613

Loans—corporate
In U.S. offices	$170	$40	$210	$217	$73	$290
In offices outside the U.S.(4)	238	233	471	743	361	1,104

Total	$408	$273	$681	$960	$434	$1,394

Total loans	$888	$256	$1,144	$2,787	$220	$3,007

Other interest-earning assets	$168	$(10)	$158	$458	$(52)	$406

Total interest revenue	$1,965	$398	$2,363	$7,705	$527	$8,232

(1)
The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%, and is excluded from this presentation.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Detailed Average Volume, Interest Revenue and Interest Expense exclude discontinued operations. See Note 2 on page 57.

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

ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	3rd Qtr. 2007 vs. 2nd Qtr. 2007			3rd Qtr. 2007 vs. 3rd Qtr. 2006
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)	Average Volume	Average Rate	Net Change(2)
Deposits
In U.S. offices	$40	$(4)	$36	$189	$28	$217
In offices outside the U.S.(4)	315	249	564	1,035	516	1,551

Total	$355	$245	$600	$1,224	$544	$1,768

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$597	$(145)	$452	$1,272	$(212)	$1,060
In offices outside the U.S.(4)	36	31	67	954	21	975

Total	$633	$(114)	$519	$2,226	$(191)	$2,035

Trading account liabilities(5)
In U.S. offices	$(59)	$49	$(10)	$66	$(7)	$59
In offices outside the U.S.(4)	7	(6)	1	40	(29)	11

Total	$(52)	$43	$(9)	$106	$(36)	$70

Short-term borrowings
In U.S. offices	$153	$(10)	$143	$618	$(38)	$580
In offices outside the U.S.(4)	58	(89)	(31)	208	(12)	196

Total	$211	$(99)	$112	$826	$(50)	$776

Long-term debt
In U.S. offices	$240	$35	$275	$1,056	$(21)	$1,035
In offices outside the U.S.(4)	79	56	135	257	(38)	219

Total	$319	$91	$410	$1,313	$(59)	$1,254

Total interest expense	$1,466	$166	$1,632	$5,695	$208	$5,903

Net interest revenue	$499	$232	$731	$2,010	$319	$2,329

(1)
The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35%, and is excluded from this presentation.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Detailed Average Volume, Interest Revenue and Interest Expense exclude discontinued operations. See Note 2 on page 57.

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

ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)

	Nine Months 2007 vs. Nine Months 2006
	Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)
Deposits with banks(4)	$760	$19	$779

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$1,459	$116	$1,575
In offices outside the U.S.(4)	1,826	325	2,151

Total	$3,285	$441	$3,726

Trading account assets(5)
In U.S. offices	$2,894	$682	$3,576
In offices outside the U.S.(4)	1,759	(361)	1,398

Total	$4,653	$321	$4,974

Investments(1)
In U.S. offices	$2,097	$783	$2,880
In offices outside the U.S.(4)	541	136	677

Total	$2,638	$919	$3,557

Loans—consumer
In U.S. offices	$2,044	$(85)	$1,959
In offices outside the U.S.(4)	2,626	(454)	2,172

Total	$4,670	$(539)	$4,131

Loans—corporate
In U.S. offices	$329	$236	$565
In offices outside the U.S.(4)	1,831	1,207	3,038

Total	$2,160	$1,443	$3,603

Total loans	$6,830	$904	$7,734

Other interest-earning assets	$860	$(113)	$747

Total interest revenue	$19,026	$2,491	$21,517

Deposits
In U.S. offices	$620	$577	$1,197
In offices outside the U.S.(4)	2,662	1,697	4,359

Total	$3,282	$2,274	$5,556

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$2,760	$(190)	$2,570
In offices outside the U.S.(4)	2,392	250	2,642

Total	$5,152	$60	$5,212

Trading account liabilities(5)
In U.S. offices	$232	$(45)	$187
In offices outside the U.S.(4)	83	(37)	46

Total	$315	$(82)	$233

Short-term borrowings
In U.S. offices	$1,335	$382	$1,717
In offices outside the U.S.(4)	572	(206)	366

Total	$1,907	$176	$2,083

Long-term debt
In U.S. offices	$2,826	$491	$3,317
In offices outside the U.S.(4)	455	(43)	412

Total	$3,281	$448	$3,729

Total interest expense	$13,937	$2,876	$16,813

Net interest revenue	$5,089	$(385)	$4,704

(1)
The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35% and is excluded from this presentation.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Detailed Average Volume, Interest Revenue and Interest Expense exclude discontinued operations. See Note 2 on page 57.

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

        Citigroup maintained a "well capitalized" position during the first nine months of 2007 and the full year of 2006:

Citigroup Regulatory Capital Ratios(1)

	Sept. 30, 2007(3)	June 30, 2007(3)	Dec. 31, 2006
Tier 1 Capital	7.32%	7.91%	8.59%
Total Capital (Tier 1 and Tier 2)	10.61%	11.23	11.65
Leverage(2)	4.13%	4.37	5.16

(1)
The FRB granted interim capital relief for the impact of adopting SFAS 158.

(2)
Tier 1 Capital divided by adjusted average assets.

(3)
The impact related to using Citigroup's credit rating under the adoption of SFAS 157 is excluded from Tier 1 Capital at September 30, 2007 and June 30, 2007, respectively.

Components of Capital Under Regulatory Guidelines

In millions of dollars	Sept. 30, 2007	June 30, 2007	Dec. 31, 2006
Tier 1 Capital
Common stockholders' equity	$126,913	$127,154	$118,783
Qualifying perpetual preferred stock	—	400	1,000
Qualifying mandatorily redeemable securities of subsidiary trusts	11,542	10,095	9,579
Minority interest	3,899	3,889	1,107
Less: Net unrealized (gains) on securities available-for-sale(1)	(682)	(248)	(943)
Less: Accumulated net (gains) losses on cash flow hedges, net of tax	1,457	(546)	61
Less: Pension liability adjustment, net of tax(2)	1,403	1,526	1,647
Less: Cumulative effect included in fair value of financial liabilities attributable to credit- worthiness, net of tax(3)	(664)	(138)	—
Less: Intangible assets:
Goodwill	(39,949)	(39,231)	(33,415)
Other disallowed intangible assets	(9,892)	(8,981)	(6,127)
Other	(1,657)	(1,485)	(793)

Total Tier 1 Capital	$92,370	$92,435	$90,899

Tier 2 Capital
Allowance for credit losses(4)	$13,872	$11,475	$10,034
Qualifying debt(5)	26,657	26,593	21,891
Unrealized marketable equity securities gains(1)	924	747	436

Total Tier 2 Capital	$41,453	$38,815	$32,361

Total Capital (Tier 1 and Tier 2)	$133,823	$131,250	$123,260

Risk-Adjusted Assets(6)	$1,261,790	$1,168,380	$1,057,872

(1)
Tier 1 Capital excludes unrealized gains and losses on debt securities available-for-sale in accordance with regulatory risk-based capital guidelines. Institutions are required to deduct from Tier 1 Capital net unrealized holding gains (losses) on available-for-sale equity securities with readily determinable fair values, net of tax. The federal bank regulatory agencies permit institutions to include in Tier 2 Capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values, net of tax.

(2)
The FRB granted interim capital relief for the impact of adopting SFAS 158.

(3)
The impact related to using Citigroup's credit rating under the adoption of SFAS 157 is excluded from Tier 1 Capital at September 30, 2007 and June 30, 2007, respectively.

(4)
Includable up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(5)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(6)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $97.2 billion for interest rate, commodity and equity derivative contracts and foreign-exchange contracts as of September 30, 2007, compared with $88.8 billion as of June 30, 2007 and $77.1 billion as of December 31, 2006. Market risk-equivalent assets included in risk-adjusted assets amounted to $66.9 billion, $60.3 billion, and $40.1 billion at September 30, 2007, June 30, 2007, and December 31, 2006, respectively. Risk-adjusted assets also include the effect of other off-balance sheet exposures, such as unused loan commitments and letters of credit, and reflects deductions for certain intangible assets and any excess allowance for credit losses.

        Common stockholders' equity increased approximately $8.1 billion to $126.9 billion, representing 5.4% of total assets as of September 30, 2007 from $118.8 billion and 6.3% at December 31, 2006.

Common Equity

        The table below summarizes the change in common stockholders' equity:

In billions of dollars
Common Equity, December 31, 2006	$118.8
Adjustment to opening Retained earnings balance, net of tax(1)	(0.2)
Adjustment to opening Accumulated other comprehensive income (loss) balance, net of tax(2)	0.1
Net income	13.5
Employee benefit plans and other activities	2.7
Dividends	(8.1)
Issuance of shares for Grupo Cuscatlan acquisition	0.8
Treasury stock acquired	(0.7)
Net change in Accumulated other comprehensive income (loss), net of tax	—

Common Equity, September 30, 2007	$126.9

(1)
The adjustment to the opening balance of Retained earnings represents the total of the after-tax gain (loss) amounts for the adoption of the following accounting pronouncements:

•
SFAS 157, for $75 million,

•
SFAS 159, for ($99) million,

•
FSP FAS No. 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction" (FSP 13-2) for ($148) million, and

•
FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) for ($14) million.

  See Notes 1 and 16 on pages 55 and 77, respectively.

(2)
The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities as well as several miscellaneous items previously reported in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). These available-for-sale securities were reclassified to Retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Notes 1 and 16 on pages 55 and 77, respectively, for further discussions.

        The decrease in the common stockholders' equity ratio during the nine months ended September 30, 2007 reflected the above items and a 25.2% increase in total assets.

        On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases. As of September 30, 2007, $6.7 billion remained under authorized repurchase programs after the repurchase of $663 million and $7.0 billion in shares during the nine months ended September 30, 2007 and full year 2006, respectively. As a result of the Company's recent acquisitions, the pending Nikko Cordial transaction, and other growth opportunities, it is anticipated that the Company will not resume its share repurchase program until capital ratios improve. This is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 48. For further details, see "Unregistered Sales of Equity Securities and Use of Proceeds" on page 104.

        On June 18, 2007, Citigroup redeemed for cash shares of its 6.365% Cumulative Preferred Stock, Series F, at the redemption price of $50 per depository share plus accrued dividends to the date of redemption. Because notice for redemption of these shares occurred prior to June 30, 2007 quarter-end, they did not qualify as Tier 1 Capital at June 30, 2007.

        On July 11, 2007, Citigroup redeemed for cash shares of its 6.213% Cumulative Preferred Stock, Series G, at the redemption price of $50 per depository share plus accrued dividends to the date of redemption. Because notice for redemption of these shares occurred prior to June 30, 2007 quarter-end, they did not qualify as Tier 1 Capital at June 30, 2007.

        On September 10, 2007, Citigroup redeemed for cash shares of its 6.231% Cumulative Preferred Stock, Series H, at the redemption price of $50 per depository share plus accrued dividends to the date of redemption.

        On October 9, 2007, Citigroup redeemed for cash shares of its 5.864% Cumulative Preferred Stock, Series M, at the redemption price of $50 per depository share plus accrued dividends to the date of redemption. Because notice for redemption of these shares occurred prior to quarter-end, they did not qualify as Tier 1 Capital at September 30, 2007.

        The table below summarizes the Company's repurchase activity:

In millions, except per share amounts	Total Common Shares Repurchased	Dollar Value of Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
First quarter 2006	42.9	$2,000	$46.58	$2,412
Second quarter 2006	40.8	2,000	48.98	10,412	(1)
Third quarter 2006	40.9	2,000	48.90	8,412
Fourth quarter 2006	19.4	1,000	51.66	7,412

Total 2006	144.0	$7,000	$48.60	$7,412

First quarter 2007	12.1	$645	$53.37	$6,767
Second quarter 2007(2)	0.1	8	51.42	6,759
Third quarter 2007(2)(3)	0.2	10	46.95	6,749

Total year-to-date 2007	12.4	$663	$53.24	$6,749

(1)
On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.

(2)
Represents repurchases recorded related to customer fails/errors.

(3)
See "Unregistered Sales of Equity Securities and Use of Proceeds" on page 104.

Citibank, N.A. Regulatory Capital Ratios(1)

        Citigroup's subsidiary depository institutions in the United States are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well capitalized" under federal bank regulatory agency definitions, Citigroup's depository institutions must have a Tier 1 Capital Ratio of at least 6%, a Total Capital (Tier 1 + Tier 2 Capital) Ratio of at least 10% and a Leverage Ratio of at least 5%, and not be subject to a regulatory directive to meet and maintain higher capital levels. At September 30, 2007, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal regulatory agencies' definitions, including Citigroup's primary depository institution, Citibank, N.A., as noted in the following table:

	Sept. 30, 2007(2)	June 30, 2007(2)	Dec. 31, 2006
Tier 1 Capital	8.22%	8.21%	8.32%
Total Capital (Tier 1 and Tier 2)	12.30	12.24	12.39
Leverage(3)	6.31	5.83	6.09

(1)
The U.S. banking agencies granted interim capital relief for the impact of adopting SFAS 158.

(2)
The impact related to using Citigroup's credit rating under the adoption of SFAS 157 is excluded from Tier 1 Capital at September 30, 2007 and June 30, 2007, respectively.

(3)
Tier 1 Capital divided by adjusted average assets.

Citibank, N.A. Components of Capital Under Regulatory Guidelines(1)

In billions of dollars	Sept. 30, 2007(2)	June 30, 2007(2)	Dec. 31, 2006
Tier 1 Capital	$73.3	$67.0	$59.9
Total Capital (Tier 1 and Tier 2)	109.6	99.9	89.1

(1)
The U.S. banking agencies granted interim capital relief for the impact of adopting SFAS 158.

(2)
The impact related to using Citigroup's credit rating under the adoption of SFAS 157 is excluded from Tier 1 Capital at September 30, 2007 and June 30, 2007, respectively.

        Citibank, N.A. had net income for the third quarter of 2007 and for the nine months ended September 30, 2007 of $1.6 billion and $6.8 billion, respectively. During the third quarter of 2007 and for the nine months ended September 30, 2007, Citibank received contributions from parent company of $6.1 billion and $11.8 billion, respectively.

        During the first nine months of 2007 and full year 2006, Citibank issued an additional $4.2 billion and $7.8 billion, respectively, of subordinated notes to Citicorp Holdings Inc. that qualify for inclusion in Citibank, N.A.'s Tier 2 Capital. Total subordinated notes issued to Citicorp Holdings Inc. that were outstanding at September 30, 2007 and December 31, 2006 and included in Citibank, N.A.'s Tier 2 Capital amounted to $27.2 billion and $23.0 billion, respectively.

Broker-Dealer Subsidiaries

        At September 30, 2007, Citigroup Global Markets Inc., an indirect wholly owned subsidiary of Citigroup Global Markets Holdings, Inc. (CGMHI), had net capital, computed in accordance with the Net Capital Rule, of $6.2 billion, which exceeded the minimum requirement by $5.3 billion.

        In addition, certain of the Company's broker-dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. The Company's broker-dealer subsidiaries were in compliance with their capital requirements at September 30, 2007.

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

        On July 20, 2007, the U.S. banking regulators announced that the implementation of Basel II in the U.S. should be technically consistent in most aspects with the international version. This should lead to the finalization of a rule for implementing the advanced approaches for computing Citigroup's risk-based capital requirements under Basel II. The U.S. implementation timetable is expected to consist of parallel calculations under the current regulatory capital regime (Basel I) and Basel II, starting January 1, 2008, and an implementation transition period, starting January 1, 2009 through year-end 2011 or possibly later. The U.S. regulators have reserved the right to change how Basel II is applied in the U.S. following a review at the end of the second year of the transitional period, and to retain the existing Prompt Corrective Action and leverage capital requirements applicable to U.S. banking organizations.

        Citigroup continues to monitor, analyze and comment on the developing capital standards in the U.S. and in countries where Citigroup has a significant presence, in order to assess their collective impact and allocate project management and funding resources accordingly.

        Certain of the statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 48.

LIQUIDITY

        At September 30, 2007, at the Holding Company level for Citigroup, for CGMHI, and for the Combined Holding Company and CGMHI, Citigroup maintained sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without accessing the unsecured markets.

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

        At September 30, 2007, long-term debt and commercial paper outstanding for Citigroup parent company, CGMHI, Citigroup Funding Inc. and Citigroup's other subsidiaries were as follows:

In billions of dollars	Citigroup Parent Company	CGMHI	Citigroup Funding Inc.	Other Citigroup Subsidiaries
Long-term debt	$154.0	$28.9	$33.6	$148.0	(1)
Commercial paper	$—	$—	$46.3	$2.2

(1)
At September 30, 2007, approximately $91.0 billion relates to collateralized advances from the Federal Home Loan Bank.

        See Note 12 on page 66 for further detail on long-term debt and commercial paper outstanding.

        Citigroup's ability to access the capital markets and other sources of wholesale funds, as well as the cost of these funds, is highly dependent on its credit ratings. The accompanying chart shows the ratings for Citigroup at September 30, 2007. The outlook for all of Citigroup's ratings is "stable."

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

        As of September 30, 2007, Citigroup's subsidiary depository institutions can declare dividends to their parent companies, without regulatory approval, of approximately $17.9 billion. In determining the dividends, each depository institution must also consider its effect on applicable risk-based capital and Leverage Ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that, as of September 30, 2007, its subsidiary depository institutions can distribute dividends to Citigroup of approximately $15.2 billion of the available $17.9 billion.

Citigroup's Debt Ratings as of September 30, 2007

	Citigroup Inc.			Citigroup Funding Inc.			Citibank, N.A.
	Senior Debt	Subordinated Debt	Commercial Paper	Senior Debt	Subordinated Debt	Commercial Paper	Long-Term	Short- Term
Fitch Ratings	AA+	AA	F1+	AA+	AA	F1+	AA+	F1+
Moody's Investors Service	Aa1	Aa2	P-1	Aa1	Aa2	P-1	Aaa	P-1
Standard & Poor's	AA	AA-	A-1+	AA	AA-	A-1+	AA+	A-1+

OFF-BALANCE SHEET ARRANGEMENTS

Overview

        Citigroup and its subsidiaries are involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs), lines and letters of credit, and loan commitments.

        The securitization process enhances the liquidity of the financial markets, may spread credit and interest rate risk among several market participants, and makes new funds available to extend credit to consumers and commercial entities.

Securitization of Citigroup's Assets

        In some of these off-balance sheet arrangements, including credit card receivable and mortgage loan securitizations, Citigroup is securitizing assets that were previously recorded on its Consolidated Balance Sheet. A summary of certain cash flows received from and paid to securitization trusts is included in Note 13 to the Consolidated Financial Statements on page 68.

Credit Card Receivables

        The following table reflects amounts related to the Company's securitized credit card receivables at September 30, 2007 and December 31, 2006:

In billions of dollars	Sept. 30, 2007	Dec. 31, 2006
Principal amount of credit card receivables in trusts	$116.0	$112.4

Ownership interests in principal amount of trust credit card receivables:
Sold to investors via trust-issued securities	99.2	93.1
Retained by Citigroup as trust-issued securities	3.6	5.1
Retained by Citigroup via non-certificated interest recorded as consumer loans	13.2	14.2

Total ownership interests in principal amount of trust credit card receivables	$116.0	$112.4

Other amounts recorded on the balance sheet related to interests retained in the trusts:
Amounts receivable from trusts	$4.4	$4.5
Amounts payable to trusts	1.6	1.7
Residual interest retained in trust cash flows	2.7	2.5

        In the third quarters of 2007 and 2006, the Company recorded net gains from securitization of credit card receivables of $74 million and $264 million, respectively, and $470 million and $719 million in the first nine months of 2007 and 2006, respectively. Net gains reflect the following:

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

  •
  Mark-to-market changes for the portion of the residual interest classified as trading

        See Note 13 on page 68 for additional information regarding the Company's securitization activities.

Mortgages and Other Assets

        The Company provides a wide range of mortgage and other loan products to its customers. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. In addition to servicing rights, the Company also retains a residual interest in its student loan and other asset securitizations, consisting of securities and interest-only strips that arise from the calculation of gain or loss at the time assets are sold to the SPE. The Company recognized gains related to the securitization of mortgages and other assets of $60 million and $110 million in the third quarters of 2007 and 2006, respectively, and $249 million and $263 million in the first nine months of 2007 and 2006, respectively.

Securitization of Client Assets

        The Company acts as an intermediary for its corporate clients, assisting them in obtaining liquidity by selling their trade receivables or other financial assets to an SPE.

        In addition, Citigroup administers several third-party-owned, special purpose, asset-backed commercial paper conduits that purchase pools of trade receivables, credit card receivables, and other financial assets from its clients. As administrator of these multi-seller finance companies, the Company provides accounting, funding, and operations services to these conduits. The Company has no ownership interest in the conduits. In the event of liquidity problems in the commercial paper market, the Company's asset purchase agreements require the Company to purchase only high quality performing assets from the conduits at their fair values.

        At September 30, 2007 and December 31, 2006, total assets in the unconsolidated asset-backed commercial paper conduits were $73.3 billion and $66.3 billion, respectively.

Creation of Other Investment and Financing Products

        The Company has established SIVs, which issue junior notes, medium-term notes and short-term commercial paper to fund the purchase of high quality assets. The SIVs provide a return to their investors based on the net spread between the cost to issue the short-term debt and the return realized by the medium-term assets. The Company acts as investment manager for the SIVs, but is not contractually obligated to provide liquidity facilities or guarantees to the SIVs.

        The following tables summarize the seven Citigroup-advised SIVs as of September 30, 2007 and the aggregate asset mix and credit quality of the SIV assets. See page 7 for a further discussion.

In billions of dollars
SIV	Assets	CP Funding	Medium Term Notes
Beta	$19.3	$2.6	$15.7
Centauri	20.1	2.9	16.1
Dorada	11.0	2.2	8.1
Five	13.2	5.5	7.1
Sedna	13.4	5.6	7.0
Zela	4.1	2.7	1.2
Vetra	2.0	1.4	0.5

Total	$83.1	$22.9	$55.7

		Average Credit Quality(1)(2)
	Average Asset Mix
		Aaa	Aa	A
Financial Institutions Debt	58%	12%	44%	2%
Structured Finance
MBS—Non-U.S. residential	11%	11%	—	—
CBOs, CLOs, CDOs	8%	8%	—	—
MBS—U.S. residential	7%	7%	—	—
CMBS	6%	6%	—	—
Student loans	5%	5%	—	—
Credit cards	4%	4%	—	—
Other	1%	1%	—	—

Total Structured Finance	42%	42%	—	—

Total	100%	54%	44%	2%

(1)
Credit ratings based on Moody's ratings as of September 30, 2007.

(2)
The SIVs have no direct exposure to U.S. sub-prime assets and have approximately $70 million of indirect exposure to sub-prime assets through CDOs which are AAA rated and carry credit enhancements.

        The Company packages and securitizes assets purchased in the financial markets in order to create new securities offerings, including arbitrage CDOs and synthetic CDOs for institutional clients and retail customers, which match the clients' investment needs and preferences. An arbitrage CDO is an investment vehicle designed to take advantage of the difference between the yield on a portfolio of selected assets and the cost of funding the CDO through the sale of notes to investors. Arbitrage CDOs are classified as either "cash flow" CDOs, in which the vehicle passes on cash flows from a relatively static pool of assets, or "market value" CDOs, where the pool of assets is actively managed by a third party. In a synthetic CDO, the entity enters into derivative transactions which provide a return similar to a cash instrument to the entity, rather than the entity's actually purchasing the cash instrument. Typically these instruments diversify investors' risk to a pool of assets as compared with investments in individual assets.

        At September 30, 2007 and December 31, 2006, unconsolidated CDO assets where the Company has significant involvement totaled $84.2 billion and $52.1 billion, respectively.

        See Note 13 on page 68 for additional information about off-balance sheet arrangements.

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of September 30, 2007 and December 31, 2006.

In millions of dollars	Sept. 30, 2007	Dec. 31, 2006
Financial standby letters of credit and foreign office guarantees	$87,387	$72,548
Performance standby letters of credit and foreign office guarantees	16,479	15,802
Commercial and similar letters of credit	9,177	7,861
One- to four-family residential mortgages	7,424	3,457
Revolving open-end loans secured by one- to four-family residential properties	35,967	32,449
Commercial real estate, construction and land development	5,387	4,007
Credit card lines(1)	1,030,123	987,409
Commercial and other consumer loan commitments(2)	513,668	439,931

Total	$1,705,612	$1,563,464

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $282 billion and $251 billion with original maturity of less than one year at September 30, 2007 and December 31, 2006, respectively.

Highly-Leveraged Financing Commitments

        Included in the line item "Commercial and other consumer loan commitments" in the table above are highly-leveraged financing commitments which are agreements that provide funding to a borrower with higher levels of debt (measured by the ratio of debt capital to equity capital of the borrower) than is generally considered normal for other companies. Highly-leveraged financing is commonly employed in corporate acquisitions, management buy-outs and similar transactions.

        As a result, debt service (that is, principal and interest payments) absorbs a significant portion of the cash flows generated by the borrower's business. Consequently, the risk that the borrower may not be able to service its debt obligations is greater. However, to compensate for this risk, the interest rate and fees charged for this type of financing is generally higher.

        Citigroup manages the risk associated with highly-leveraged financings it has entered into by selling a majority of its exposures to the market prior to or shortly after funding. In certain cases, all or a portion of a highly-leveraged financing to be retained is hedged with credit derivatives or other hedging instruments. Thus, when a highly-leveraged financing is funded, Citigroup records the resulting loan as follows:

  •
  The portion that will be sold is recorded as a loan held-for-sale in Other Assets on the Consolidated Balance Sheet, and measured at the lower-of-cost-or-market (LOCOM)

  •
  The portion that will be retained is recorded as a loan held-for-investment in Loans and measured at amortized cost less impairment.

        Prior to funding, highly-leveraged financing commitments are assessed for impairment in accordance with SFAS 5 and losses are recorded when they are probable and reasonably estimable. For the portion of loan commitments that relate to loans that will be held-for-investment, loss estimates are made based on the borrower's ability to repay the facility according to its contractual terms. For the portion of loan commitments that relate to loans that will be held-for-sale, loss estimates are made in reference to current conditions in the resale market (both interest rate risk and credit risk are considered in the estimate). Loan origination, commitment, underwriting, other fees have been netted against the impairment losses.

        Due to the dislocation of the credit markets during the quarter, liquidity in the market for highly-leveraged financings has declined significantly. Consequently, Citigroup has been unable to sell a number of highly-leveraged financings that it entered into during the quarter, resulting in total exposure of $57 billion as of September 30, 2007 ($19 billion for funded and $38 billion for unfunded commitments). The reduction in liquidity has resulted in Citigroup's recognizing total losses on such products during the quarter of $1.4 billion pre-tax of which $552 million is on funded highly-leveraged loans and $800 million on unfunded highly-leveraged financing commitments.

CONTROLS AND PROCEDURES

Disclosure

        The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Company's disclosure controls and procedures were effective.

Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        These forward-looking statements involve external risks and uncertainties including, but not limited, to those described in the Company's 2006 Annual Report on Form 10-K section entitled "Risk Factors": economic conditions; credit, market and liquidity risk; competition; country risk; operational risk; U.S. fiscal policies; reputational and legal risk; and certain regulatory considerations. Risks and uncertainties disclosed in this 10-Q include, but are not limited to:

  —
  the Institutional Clients Group being able to enhance our ability to serve institutional clients across the entire capital markets spectrum;

  —
  the expectation that the U.S. consumer credit environment will continue to deteriorate in the fourth quarter of 2007;

  —
  whether the Master Liquidity Enhancing Conduit will be formed and have its intended effect;

  —
  the effect that future market developments will have on the fair value of S&B sub-prime related exposures;

  —
  the effect that Grey Zone related issues will have on the Japan Consumer Finance business; and

  —
  the possible impact Basel II will have on capital standards in the U.S. and in countries where Citigroup has a significant presence.

Citigroup Inc.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts
	2007	2006(1)	2007	2006(1)
Revenues
Interest revenue	$32,961	$24,729	$91,691	$70,174
Interest expense	20,804	14,901	57,538	40,725

Net interest revenue	$12,157	$9,828	$34,153	$29,449

Commissions and fees	$4,053	$3,920	$16,287	$14,321
Principal transactions	(244)	2,014	5,553	5,952
Administration and other fiduciary fees	2,468	1,670	6,658	5,082
Realized gains (losses) from sales of investments	263	304	855	985
Insurance premiums	893	819	2,577	2,389
Other revenue	2,803	2,867	8,399	7,609

Total non-interest revenues	$10,236	$11,594	$40,329	$36,338

Total revenues, net of interest expense	$22,393	$21,422	$74,482	$65,787

Provision for credit losses and for benefits and claims
Provision for loan losses	$4,776	$1,793	$10,002	$4,625
Policyholder benefits and claims	236	274	694	732
Provision for unfunded lending commitments	50	50	50	250

Total provision for credit losses and for benefits and claims	$5,062	$2,117	$10,746	$5,607

Operating expenses
Compensation and benefits	$7,730	$6,718	$25,351	$22,355
Net occupancy expense	1,748	1,435	4,880	4,228
Technology/communication expense	1,166	948	3,288	2,768
Advertising and marketing expense	800	574	2,184	1,829
Restructuring expense	35	—	1,475	—
Other operating expenses	3,082	2,261	7,809	6,883

Total operating expenses	$14,561	$11,936	$44,987	$38,063

Income from continuing operations before income taxes and minority interest	$2,770	$7,369	$18,749	$22,117
Provision for income taxes	538	2,020	5,109	5,860
Minority interest, net of taxes	20	46	190	137

Income from continuing operations	$2,212	$5,303	$13,450	$16,120

Discontinued operations
Income from discontinued operations	$—	$26	$—	$27
Gain on sale	—	198	—	219
Provision (benefit) for income taxes and minority interest, net of taxes	—	22	—	(43)

Income from discontinued operations, net of taxes	$—	$202	$—	$289

Net income	$2,212	$5,505	$13,450	$16,409

Basic earnings per share(2)
Income from continuing operations	$0.45	$1.08	$2.74	$3.28
Income from discontinued operations, net of taxes	—	0.04	—	0.06

Net income	$0.45	$1.13	$2.74	$3.34

Weighted average common shares outstanding	4,916.1	4,875.5	4,897.1	4,898.4

Diluted earnings per share(2)
Income from continuing operations	$0.44	$1.06	$2.69	$3.22
Income from discontinued operations, net of taxes	—	0.04	—	0.06

Net income	$0.44	$1.10	$2.69	$3.28

Adjusted weighted average common shares outstanding	5,010.9	4,978.6	4,990.6	4,992.2

(1)
Reclassified to conform to the current period's presentation.

(2)
Due to rounding, earnings per share on continuing and discontinued operations may not sum to earnings per share on net income.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$38,226	$26,514
Deposits at interest with banks	58,713	42,522
Federal funds sold and securities borrowed or purchased under agreements to resell (including $125,329 at fair value as of September 30, 2007)	383,217	282,817
Brokerage receivables	69,062	44,445
Trading account assets (including $150,068 and $125,231 pledged to creditors as of September 30, 2007 and December 31, 2006, respectively)	581,220	393,925
Investments (including $16,899 and $16,355 pledged to creditors as of September 30, 2007 and December 31, 2006, respectively)	240,828	273,591
Loans, net of unearned income
Consumer	570,891	512,921
Corporate (including $2,771 and $384 at fair value as of September 30, 2007 and December 31, 2006, respectively)	203,078	166,271

Loans, net of unearned income	$773,969	$679,192
Allowance for loan losses	(12,728)	(8,940)

Total loans, net	$761,241	$670,252
Goodwill	39,949	33,415
Intangible assets	23,651	15,901
Other assets (including $22,788 at fair value as of September 30, 2007)	162,159	100,936

Total assets	$2,358,266	$1,884,318

Liabilities
Non-interest-bearing deposits in U.S. offices	$38,842	$38,615
Interest-bearing deposits in U.S. offices (including $1,160 and $366 at fair value as of September 30, 2007 and December 31, 2006, respectively)	211,147	195,002
Non-interest-bearing deposits in offices outside the U.S.	43,052	35,149
Interest-bearing deposits in offices outside the U.S. (including $2,301 and $472 at fair value as of September 30, 2007 and December 31, 2006, respectively)	519,809	443,275

Total deposits	$812,850	$712,041
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $313,353 at fair value as of September 30, 2007)	440,369	349,235
Brokerage payables	94,830	85,119
Trading account liabilities	215,623	145,887
Short-term borrowings (including $9,261 and $2,012 at fair value as of September 30, 2007 and December 31, 2006, respectively)	194,304	100,833
Long-term debt (including $31,805 and $9,439 at fair value as of September 30, 2007 and December 31, 2006, respectively)	364,526	288,494
Other liabilities (including $947 at fair value as of September 30, 2007)	108,651	82,926

Total liabilities	$2,231,153	$1,764,535

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	$200	$1,000
Common stock ($.01 par value; authorized shares: 15 billion), issued shares—5,477,416,086 shares at September 30, 2007 and at December 31, 2006	55	55
Additional paid-in capital	18,297	18,253
Retained earnings	134,445	129,267
Treasury stock, at cost: September 30, 2007—496,281,812 shares and December 31, 2006—565,422,301 shares	(22,329)	(25,092)
Accumulated other comprehensive income (loss)	(3,555)	(3,700)

Total stockholders' equity	$127,113	$119,783

Total liabilities and stockholders' equity	$2,358,266	$1,884,318

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Nine Months Ended September 30,
In millions of dollars, except shares in thousands
	2007	2006
Preferred stock at aggregate liquidation value
Balance, beginning of period	$1,000	$1,125
Redemption or retirement of preferred stock	(800)	(125)

Balance, end of period	$200	$1,000

Common stock and additional paid-in capital
Balance, beginning of period	$18,308	$17,538
Employee benefit plans	(74)	341
Issuance of shares for Grupo Cuscatlan acquisition	118	—
Other	—	1

Balance, end of period	$18,352	$17,880

Retained earnings
Balance, beginning of period	$129,267	$117,555
Adjustment to opening balance, net of tax(1)	(186)	—

Adjusted balance, beginning of period	$129,081	$117,555
Net income	13,450	16,409
Common dividends(2)	(8,043)	(7,371)
Preferred dividends	(43)	(49)

Balance, end of period	$134,445	$126,544

Treasury stock, at cost
Balance, beginning of period	$(25,092)	$(21,149)
Issuance of shares pursuant to employee benefit plans	2,763	2,406
Treasury stock acquired(3)	(663)	(6,000)
Issuance of shares for Grupo Cuscatlan acquisition	637	—
Other	26	6

Balance, end of period	$(22,329)	$(24,737)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(3,700)	$(2,532)
Adjustment to opening balance, net of tax(4)	149	—
Adjusted balance, beginning of period	$(3,551)	$(2,532)
Net change in unrealized gains and losses on investment securities, net of tax	(410)	(83)
Net change in cash flow hedges, net of tax	(1,396)	(680)
Net change in foreign currency translation adjustment, net of tax	1,558	474
Pension liability adjustment, net of tax	244	(1)

Net change in Accumulated other comprehensive income (loss)	$(4)	$(290)

Balance, end of period	$(3,555)	$(2,822)

Total common stockholders' equity (shares outstanding: 4,981,134 at September 30, 2007 and 4,971,241 at December 31, 2006)	$126,913	$116,865

Total stockholders' equity	$127,113	$117,865

Comprehensive income
Net income	$13,450	$16,409
Net change in Accumulated other comprehensive income (loss)	(4)	(290)

Total comprehensive income	$13,446	$16,119

(1)
The adjustment to the opening balance of Retained earnings represents the total of the after-tax gain (loss) amounts for the adoption of the following accounting pronouncements:

•
SFAS 157 for $75 million,

•
SFAS 159 for ($99) million,

•
FSP 13-2 for ($148) million, and

•
FIN 48 for ($14) million.

  See Notes 1 and 16 on pages 55 and 77, respectively.

(2)
Common dividends declared were 54 cents per share in the first, second and third quarters of 2007 and 49 cents per share in the first, second and third quarters of 2006.

(3)
All open market repurchases were transacted under an existing authorized share repurchase plan. On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.

(4)
The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities as well as several miscellaneous items previously reported in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The related unrealized gains and losses were reclassified to Retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Notes 1 and 16 on pages 55 and 77 for further discussions.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
In millions of dollars
	2007	2006(1)
Cash flows from operating activities of continuing operations
Net income	$13,450	$16,409
Income from discontinued operations, net of taxes and minority interest	—	289

Income from continuing operations	$13,450	$16,120
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	281	212
Additions to deferred policy acquisition costs	(358)	(279)
Depreciation and amortization	1,808	1,833
Provision for credit losses	10,052	4,875
Change in trading account assets	(150,371)	(55,329)
Change in trading account liabilities	54,434	17,768
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(71,008)	(45,163)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	79,143	77,703
Change in brokerage receivables net of brokerage payables	(16,633)	28,088
Net gains from sales of investments	(855)	(985)
Change in loans held-for-sale	(28,908)	(1,674)
Other, net	(1,842)	(5,528)

Total adjustments	$(124,257)	$21,521

Net cash (used in) provided by operating activities of continuing operations	$(110,807)	$37,641

Cash flows from investing activities of continuing operations
Change in deposits at interest with banks	$(6,563)	$(2,294)
Change in loans	(275,915)	(257,099)
Proceeds from sales and securitizations of loans	196,938	180,427
Purchases of investments	(202,646)	(212,486)
Proceeds from sales of investments	147,573	53,740
Proceeds from maturities of investments	100,577	90,163
Capital expenditures on premises and equipment	(2,804)	(2,713)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	1,949	1,126
Business acquisitions	(15,186)	—

Net cash used in investing activities of continuing operations	$(56,077)	$(149,136)

Cash flows from financing activities of continuing operations
Dividends paid	$(8,086)	$(7,420)
Issuance of common stock	1,007	1,210
Redemption or retirement of preferred stock	(800)	(125)
Treasury stock acquired	(663)	(6,000)
Stock tendered for payment of withholding taxes	(926)	(659)
Issuance of long-term debt	89,657	74,719
Payments and redemptions of long-term debt	(49,989)	(33,705)
Change in deposits	84,523	78,440
Change in short-term borrowings	63,063	3,571

Net cash provided by financing activities of continuing operations	$177,786	$110,031

Effect of exchange rate changes on cash and cash equivalents	$810	$375

Change in cash and due from banks	$11,712	$(1,089)
Cash and due from banks at beginning of period	$26,514	$23,632

Cash and due from banks at end of period	$38,226	$22,543

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$4,623	$5,387
Cash paid during the period for interest	$53,158	$37,235

Non-cash investing activities
Transfers to repossessed assets	$1,539	$1,017

(1)
Reclassified to conform to the current period's presentation.

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$28,601	$18,917
Deposits with banks	46,826	38,377
Federal funds sold and securities purchased under agreements to resell	18,815	9,219
Trading account assets (including $347 and $117 pledged to creditors as of September 30, 2007 and December 31, 2006, respectively)	182,992	103,945
Investments (including $1,969 and $1,953 pledged to creditors as of September 30, 2007 and December 31, 2006, respectively)	178,325	215,222
Loans, net of unearned income	645,927	558,952
Allowance for loan losses	(8,262)	(5,152)

Total loans, net	$637,665	$553,800
Goodwill	18,805	13,799
Intangible assets	12,052	6,984
Premises and equipment, net	7,593	7,090
Interest and fees receivable	8,773	7,354
Other assets	92,878	44,790

Total assets	$1,233,325	$1,019,497

Liabilities
Non-interest-bearing deposits in U.S. offices	$38,524	$38,663
Interest-bearing deposits in U.S. offices	176,184	167,015
Non-interest-bearing deposits in offices outside the U.S.	39,424	31,169
Interest-bearing deposits in offices outside the U.S.	519,329	428,896

Total deposits	$773,461	$665,743
Trading account liabilities	64,653	43,136
Purchased funds and other borrowings	108,190	73,081
Accrued taxes and other expense	13,541	10,777
Long-term debt and subordinated notes	142,923	115,833
Other liabilities	39,345	37,774

Total liabilities	$1,142,113	$946,344

Stockholder's equity
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	$751	$751
Surplus	55,607	43,753
Retained earnings	36,501	30,358
Accumulated other comprehensive income (loss)(1)	(1,647)	(1,709)

Total stockholder's equity	$91,212	$73,153

Total liabilities and stockholder's equity	$1,233,325	$1,019,497

(1)
Amounts at September 30, 2007 and December 31, 2006 include the after-tax amounts for net unrealized gains (losses) on investment securities of ($860) million and ($119) million, respectively, for foreign currency translation of $1.231 billion and ($456) million, respectively, for cash flow hedges of ($1.103) billion and ($131) million, respectively, and for additional minimum pension liability of ($915) million and ($1.003) billion, respectively.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements as of September 30, 2007 and for the three- and nine-month periods ended September 30, 2007 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2006 Annual Report on Form 10-K.

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

        See Note 16 on page 77 for additional information.

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

        See Note 16 on page 77 for additional information.

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

        The total unrecognized tax benefits as of January 1, 2007 were $3.1 billion. There was no material change to this balance during the first, second or third quarters of 2007. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate was $1.0 billion. The remaining $2.1 billion represents temporary differences or amounts for which offsetting deductions or credits are available in a different taxing jurisdiction. The total amount of interest and penalties recognized in the Consolidated Balance Sheet at January 1, 2007 was approximately $510 million ($320 million net of tax). There was no material change to this balance during the first, second or third quarters of 2007. The Company classifies interest and penalties as income tax expense. The Company is currently under audit by the IRS and other major taxing jurisdictions around the world. It is thus reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months (an estimate of the range of such gross changes cannot be made), but the Company does not expect such audits to result in amounts that would cause a significant change to its effective tax rate.

        The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2003
Mexico	2004
New York State and City	2005	(1)
United Kingdom	1998
Germany	2000
Korea	2001

(1)
During the first quarter of 2007, one of the major filing groups completed an audit for 2001—2004.

Leveraged Leases

        On January 1, 2007, the Company adopted FASB Staff Position FAS No. 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction" (FSP 13-2), which provides guidance regarding changes or projected changes in the timing of cash flows relating to income taxes generated by a leveraged lease transaction.

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

Accounting for Servicing of Financial Assets

        On January 1, 2006, the Company elected to early-adopt SFAS No. 156, "Accounting for Servicing of Financial Assets" (SFAS 156). This pronouncement requires all servicing rights to be initially recognized at fair value. Subsequent to initial recognition, it permits a one-time irrevocable election to remeasure each class of servicing rights at fair value, with the changes in fair value being recorded in current earnings. The classes of servicing rights are identified based on the availability of market inputs used in determining their fair values and the methods for managing their risks. The Company has elected fair value accounting for its mortgage and student loan classes of servicing rights. The impact of adopting this standard was not material.

Future Application of Accounting Standards

Investment Company Audit Guide (SOP 07-1)

        In July 2007, the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1), which was expected to be effective for fiscal years beginning on or after December 15, 2007. However, the FASB has recently proposed to delay the effective date indefinitely. The proposal to delay the effectiveness is exposed for a 30-day comment period. SOP 07-1 sets forth more stringent criteria for qualifying as an investment company than does the predecessor Audit Guide. In addition, SOP 07-1 establishes new criteria for a parent company or equity method investor to retain investment company accounting in their consolidated financial statements. Investment companies record all their investments at fair value with changes in value reflected in earnings. The Company is currently evaluating the potential impact of adopting SOP 07-1.

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

2.     Discontinued Operations

Sale of the Asset Management Business

        On December 1, 2005, the Company completed the sale of substantially all of its Asset Management Business, which had total assets of approximately $1.4 billion and liabilities of approximately $0.6 billion at the closing date, to Legg Mason, Inc. (Legg Mason) in exchange for Legg Mason's broker-dealer and capital markets businesses, $2.298 billion of Legg Mason's common and preferred shares (valued as of the closing date), and $500 million in cash. The transaction did not include Citigroup's asset management business in Mexico, its retirement services business in Latin America (both of which are included in International Retail Banking) or its interest in the CitiStreet joint venture (which is included in Smith Barney). The total value of the transaction at the time of closing was approximately $4.369 billion, resulting in an after-tax gain to Citigroup of approximately $2.082 billion ($3.404 billion pretax, which was reported in discontinued operations). (The transactions described above are referred to as the "Sale of the Asset Management Business.")

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

        The following is summarized financial information for discontinued operations related to the Sale of the Asset Management Business:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2007	2006	2007	2006
Total revenues, net of interest expense	$—	$83	$—	$104
Income (loss) from discontinued operations	$—	$—	$—	($1)
Gain on sale	—	83	—	104
Provision for income taxes and minority interest, net of taxes	—	17	—	24

Income from discontinued operations, net of taxes	$—	$66	$—	$79

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

        (The transaction described in the preceding two paragraphs is referred to as the "Sale of the Life Insurance & Annuities Business.")

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

        Summarized financial information for discontinued operations related to the Sale of the Life Insurance & Annuities Business is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2007	2006	2007	2006
Total revenues, net of interest expense	$—	$115	$—	$115
Income from discontinued operations	$—	$26	$—	28
Gain on sale	—	115	—	115
Provision (benefit) for income taxes	—	5	—	(23)

Income from discontinued operations, net of taxes	$—	$136	$—	$166

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

Combined Results for Discontinued Operations

        Summarized financial information for the Life Insurance and Annuities Business, the Asset Management Business, and Travelers Property Casualty Corp. is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2007	2006	2007	2006
Total revenues, net of interest expense	$—	$198	$—	$219
Income from discontinued operations	$—	$26	$—	$27
Gain on sale	—	198	—	219
Provision (benefit) for income taxes and minority interest, net of taxes	—	22	—	(43)

Income from discontinued operations, net of taxes	$—	$202	$—	$289

3.    Business Segments

        The following table presents certain information regarding the Company's continuing operations by segment:

	Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes		Income (Loss) from Continuing Operations(1)		Identifiable Assets
	Three Months Ended September 30,
In millions of dollars, except identifiable assets in billions							Sept. 30, 2007	Dec. 31, 2006
	2007	2006	2007	2006(2)	2007	2006(2)
Global Consumer	$14,683	$12,834	$568	$1,312	$1,783	$3,195	$745	$702
Markets & Banking	4,333	6,067	(142)	598	280	1,721	1,229	1,078
Global Wealth Management	3,509	2,486	312	177	489	399	103	66
Alternative Investments	125	334	(44)	70	(67)	117	21	12
Corporate/Other(3)	(257)	(299)	(156)	(137)	(273)	(129)	37	26

Total	$22,393	$21,422	$538	$2,020	$2,212	$5,303	$2,135	$1,884

	Revenues, Net of Interest Expense		Provision (Benefit) for Income Taxes		Income (Loss) from Continuing Operations(1)
	Nine Months Ended September 30,
In millions of dollars
	2007	2006	2007	2006(2)	2007	2006(2)
Global Consumer	$41,451	$37,417	$2,689	$3,559	$7,112	$9,445
Markets & Banking	22,251	20,107	2,041	1,874	5,733	5,373
Global Wealth Management	9,524	7,461	762	489	1,451	1,033
Alternative Investments	1,719	1,593	391	319	611	727
Corporate/Other(3)	(463)	(791)	(774)	(381)	(1,457)	(458)

Total	$74,482	$65,787	$5,109	$5,860	$13,450	$16,120

(1)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the Global Consumer results of $4.8 billion and $2.0 billion, in Markets & Banking results of $205 million and $107 million, and in the Global Wealth Management results of $56 million and $16 million for the 2007 and 2006 third quarters, respectively. Alternative Investments results include a pretax credit of ($1) million for the third quarter of 2007. Corporate/Other noted a $1 million provision in the third quarter of 2007.

(2)
The effective tax rates for the first three and nine months of 2006 reflect the impact of the resolution of the 2006 Tax Audits.

(3)
Corporate/Other reflects the restructuring charge of $35 million in the 2007 third quarter. Of this total charge, $18 million is attributable to Global Consumer; $6 million to Markets & Banking; $10 million to Global Wealth Management; and $1 million to Corporate/Other. See Note 7 on page 62 for further discussions.

4.    Interest Revenue and Expense

        For the three- and nine-month periods ended September 30, 2007 and 2006, interest revenue and expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2007	2006(1)	2007	2006(1)
Interest revenue
Loan interest, including fees	$17,397	$14,390	$48,585	$40,851
Deposits with banks	874	590	2,375	1,596
Federal funds sold and securities purchased under agreements to resell	5,090	3,713	14,041	10,315
Investments, including dividends	3,357	2,606	10,474	6,917
Trading account assets(2)	5,156	2,749	13,471	8,497
Other interest	1,087	681	2,745	1,998

Total interest revenue	$32,961	$24,729	$91,691	$70,174

Interest expense
Deposits	$7,539	$5,771	$21,036	$15,480
Trading account liabilities(2)	371	301	1,058	825
Short-term debt and other liabilities	8,480	5,669	23,276	15,981
Long-term debt	4,414	3,160	12,168	8,439

Total interest expense	$20,804	$14,901	$57,538	$40,725

Net interest revenue	$12,157	$9,828	$34,153	$29,449
Provision for loan losses	4,776	1,793	10,002	4,625

Net interest revenue after provision for loan losses	$7,381	$8,035	$24,151	$24,824

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

        The following table presents commissions and fees revenue for the three- and nine-month periods ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2007	2006(1)	2007	2006(1)
Credit cards and bank cards	$1,325	$1,328	$3,837	$3,897
Investment banking	1,161	924	3,976	2,914
Smith Barney	817	702	2,394	2,184
Markets & Banking trading-related	717	527	2,001	1,887
Nikko Cordial-related(2)	269	—	532	—
Checking-related	331	257	923	756
Transaction services	318	218	800	636
Corporate finance(3)	(1,076)	139	(595)	511
Loan servicing(4)	(268)	(431)	1,219	573
Primerica	112	96	341	298
Other Consumer	181	100	519	429
Other Markets & Banking	108	42	249	147
Other	58	18	91	89

Total commissions and fees	$4,053	$3,920	$16,287	$14,321

(1)
Reclassified to conform to the current period's presentation.

(2)
Commissions and fees for Nikko Cordial have not been detailed due to the unavailability of the information.

(3)
Includes write-downs of approximately $1.352 billion, net of underwriting fees, on funded and unfunded highly-leveraged finance commitments. Write-downs were recorded on all highly-leveraged finance commitments where there was value impairment, regardless of funding date.

(4)
Includes fair value adjustments on mortgage servicing assets. The mark-to-market on the underlying economic hedges of the MSRs is included within Other revenue.

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

        The following tables summarize the components of the net expense recognized in the Consolidated Statement of Income for the three and nine months ended September 30, 2007 and 2006.

Net Expense

	Three Months Ended September 30,
	Pension Plans				Postretirement Benefit Plans
	U.S. Plans(1)(2)		Plans Outside U.S.		U.S. Plans		Plans Outside U.S.
In millions of dollars
	2007	2006	2007	2006	2007	2006	2007	2006
Benefits earned during the period	$92	$60	$49	$33	$—	$—	$9	$8
Interest cost on benefit obligation	155	158	80	67	14	16	21	20
Expected return on plan assets	(222)	(210)	(133)	(118)	(2)	(4)	(30)	(31)
Curtailment gain associated with plan amendments	—	(80)	—	—	—	—	—	—
Amortization of unrecognized:
Net transition obligation	—	—	1	1	—	—	—	—
Prior service cost (benefit)	(1)	(2)	1	—	—	(1)	—	—
Net actuarial loss	9	52	3	10	—	—	6	3

Net expense/(Benefit)	$33	$(22)	$1	$(7)	$12	$11	$6	$—

	Nine Months Ended September 30,
	Pension Plans				Postretirement Benefit Plans
	U.S. Plans(1)(2)		Plans Outside U.S.		U.S. Plans		Plans Outside U.S.
In millions of dollars
	2007	2006	2007	2006	2007	2006	2007	2006
Benefits earned during the period	$226	$195	$139	$121	$1	$1	$20	$16
Interest cost on benefit obligation	481	473	229	203	44	46	56	48
Expected return on plan assets	(667)	(634)	(349)	(286)	(8)	(10)	(77)	(58)
Curtailment gain associated with plan amendments	—	(80)	—	—	—	—	—	—
Amortization of unrecognized:
Net transition obligation	—	—	2	1	—	—	—	—
Prior service cost	(2)	(14)	2	1	(2)	(3)	—	—
Net actuarial loss	63	139	28	38	2	6	10	6

Net expense	$101	$79	$51	$78	$37	$40	$9	$12

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $11 million and $11 million for the three months ended September 30, 2007 and 2006, respectively, and $35 million and $38 million for the first nine months of 2007 and 2006, respectively.

(2)
In 2006, the Company announced that commencing January 1, 2008, the U.S. qualified pension plan would be frozen. Accordingly, no additional contributions would be credited to the cash balance plan for existing plan participants. However, employees still covered under the prior final pay plan will continue to accrue benefits.

Employer Contributions

        Citigroup's pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements, rather than to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), if appropriate to its tax and cash position and the plan's funded position. At September 30, 2007 and December 31, 2006, there were no minimum required contributions and no discretionary cash or non-cash contributions are currently planned for the U.S. plans. For the non-U.S. plans, the Company contributed $85 million as of September 30, 2007. Citigroup presently anticipates contributing an additional $29 million to fund its non-U.S. plans in 2007 for a total of $114 million.

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

        For the three and nine months ended September 30, 2007, Citigroup recorded a pretax restructuring charge of $35 million and $1.475 billion, respectively.

        The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges began in the second quarter of 2007 in addition to normal scheduled depreciation.

        Additional charges totaling approximately $32 million pretax are anticipated to be recorded by the end of 2007. Of this charge, $16 million is attributable to Global Consumer, $11 million to Global Wealth Management and $5 million to Corporate/Other.

        The following table details the Company's restructuring reserves.

	Severance
In millions of dollars	SFAS 112(1)	SFAS 146(2)	Contract Termination Costs	Asset Write Downs(3)	Employee Termination Cost	Total Citigroup
Total Citigroup (pretax)
Original restructuring charge, First quarter of 2007	$950	$11	$25	$352	$39	$1,377
Utilization	—	—	—	(268)	—	(268)

Balance at March 31, 2007	$950	$11	$25	$84	$39	$1,109

Second quarter of 2007:
Additional Charge	$8	$12	$23	$19	$1	$63
Foreign exchange	8	—	1	—	—	9
Utilization	(197)	(18)	(12)	(72)	(4)	(303)

Balance at June 30, 2007	$769	$5	$37	$31	$36	$878

Third quarter of 2007:
Additional Charge	$11	$14	$—	$—	$10	$35
Foreign exchange	8	—	1	—	—	9
Utilization	(195)	(13)	(9)	(10)	(23)	(250)

Balance at September 30, 2007	$593	$6	$29	$21	$23	$672

(1)
Accounted for in accordance with SFAS No. 112, "Employer's Accounting for Post Employment Benefits" (SFAS 112).

(2)
Accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).

(3)
Accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).

        The severance costs noted above reflect the accrual to eliminate approximately 17,300 positions, after considering attrition and redeployment within the Company.

        The total restructuring reserve balance as of September 30, 2007 and the restructuring charges for the three- and nine-month periods then ended are presented below by business segment. These charges were included in the Corporate/Other segment because this company-wide restructuring was a corporate initiative.

		Restructuring Charges
In millions of dollars	Ending Balance September 30, 2007	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Global Consumer	$433	$18	$977
Markets & Banking	112	6	288
Global Wealth Management	46	10	89
Alternative Investments	5	—	7
Corporate/Other	76	1	114

Total Citigroup (pretax)	$672	$35	$1,475

8.     Earnings Per Share

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts
	2007	2006	2007	2006
Income from continuing operations	$2,212	$5,303	$13,450	$16,120
Discontinued operations	—	202	—	289
Preferred dividends	(6)	(16)	(36)	(48)

Income available to common stockholders for basic EPS	2,206	5,489	13,414	16,361
Effect of dilutive securities	—	—	—	—

Income available to common stockholders for diluted EPS	$2,206	$5,489	$13,414	$16,361

Weighted average common shares outstanding applicable to basic EPS	4,916.1	4,875.5	4,897.1	4,898.4
Effect of dilutive securities:
Options	15.2	25.7	22.4	27.0
Restricted and deferred stock	79.6	77.4	71.1	66.8

Adjusted weighted average common shares outstanding applicable to diluted EPS	5,010.9	4,978.6	4,990.6	4,992.2

Basic earnings per share(1)
Income from continuing operations	$0.45	$1.08	$2.74	$3.28
Discontinued operations	—	0.04	—	0.06

Net income	$0.45	$1.13	$2.74	$3.34

Diluted earnings per share(1)
Income from continuing operations	$0.44	$1.06	$2.69	$3.22
Discontinued operations	—	0.04	—	0.06

Net income	$0.44	$1.10	$2.69	$3.28

(1)
Due to rounding, earnings per share on continuing and discontinued operations may not sum to earnings per share on net income.

9.     Trading Account Assets and Liabilities

        Trading account assets and liabilities, at fair value, consisted of the following:

In millions of dollars	September 30, 2007	December 31, 2006
Trading account assets
U.S. Treasury and federal agency securities	$49,376	$44,661
State and municipal securities	18,072	17,358
Foreign government securities	63,757	33,057
Corporate and other debt securities	157,858	93,891
Derivatives(1)	85,158	49,541
Equity securities	124,496	92,518
Mortgage loans and collateralized mortgage securities	43,356	37,104
Other	39,147	25,795

Total trading account assets	$581,220	$393,925

Trading account liabilities
Securities sold, not yet purchased	$101,708	$71,083
Derivatives(1)	113,915	74,804

Total trading account liabilities	$215,623	$145,887

(1)
Reflects master netting agreements and cash collateral.

10.   Goodwill and Intangible Assets

        The changes in goodwill during the first nine months of 2007 were as follows:

In millions of dollars	Goodwill
Balance at December 31, 2006	$33,415
Acquisition of GFU	865
Acquisition of Quilter	268
Foreign exchange translation and other	(168)

Balance at March 31, 2007	$34,380
Acquisition of Nikko Cordial	2,162
Acquisition of Grupo Cuscatlan	610
Acquisition of Egg	1,542
Foreign exchange translation and other	537

Balance at June 30, 2007	$39,231
Purchase accounting adjustments—Nikko Cordial(1)	(1,545)
Purchase accounting adjustments—Grupo Cuscatlan	311
Purchase accounting adjustments—Egg	114
Acquisition of Old Lane	506
Acquisition of Bisys	872
Foreign exchange translation and other	460
Balance at September 30, 2007	$39,949

(1)
Includes approximately $700 million related to tax benefits.

        During the first three quarters of 2007, no goodwill was written off due to impairment.

        The changes in intangible assets during the first nine months of 2007 were as follows:

In millions of dollars	Net Carrying Amount at December 31, 2006	Acquisitions	Amortization	FX & Other(1)	Impairments(2)	Net Carrying Amount at September 30, 2007
Purchased credit card relationships	$4,879	$200	$(445)	$45	$(35)	$4,644
Core deposit intangibles	734	203	(76)	19	—	880
Other customer relationships	389	1,748	(95)	405	(180)	2,267
Present value of future profits	181	—	(7)	—	—	174
Indefinite-lived intangible assets	639	557	—	432	(73)	1,555
Other	3,640	648	(206)	92	—	4,174
Mortgage servicing rights	5,439	3,404	—	1,114	—	9,957

Total intangible assets	$15,901	$6,760	$(829)	$2,107	$(288)	$23,651

(1)
Includes foreign exchange translation, purchase accounting adjustments, as well as the mark-to-market on MSRs.

(2)
The impairment loss was determined based on a discounted cash flow model as a result of the 2007 Structural Expense Review and is included in Restructuring expense on the Consolidated Statement of Income. There was an additional impairment of $53 million relating to Other customer relationships in Consumer Finance Japan in the third quarter.

        The components of intangible assets were as follows:

		September 30, 2007			December 31, 2006
In millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased credit card relationships	$8,559	$3,915	$4,644	$8,391	$3,512	$4,879
Core deposit intangibles	1,466	586	880	1,223	489	734
Other customer relationships	2,466	199	2,267	1,044	655	389
Present value of future profits	427	253	174	428	247	181
Other(1)	5,292	1,118	4,174	4,445	805	3,640

Total amortizing intangible assets	$18,210	$6,071	$12,139	$15,531	$5,708	$9,823
Indefinite-lived intangible assets	1,555	N/A	1,555	639	N/A	639
Mortgage servicing rights	$9,957	N/A	$9,957	$5,439	N/A	5,439

Total intangible assets	$29,722	$6,071	$23,651	$21,609	$5,708	$15,901

(1)
Includes contract-related intangible assets

N/A Not applicable

11.   Investments

In millions of dollars	September 30, 2007	December 31, 2006(1)
Securities available-for-sale	$217,350	$258,087
Non-marketable equity securities carried at fair value(2)	15,770	10,662
Non-marketable equity securities carried at cost(3)	7,620	4,804
Debt securities held to maturity(4)	1	1
Other	87	37

Total Investments	$240,828	$273,591

        The amortized cost and fair value of investments in debt and equity securities at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007				December 31, 2006(1)(5)
In millions of dollars	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
Mortgage-backed securities, principally obligations of U.S. Federal agencies	$57,080	$69	$927	$56,222	$82,443	$82,413
U.S. Treasury and Federal agencies	18,293	51	165	18,179	24,872	24,531
State and municipal	18,430	269	220	18,479	15,152	15,654
Foreign government	74,775	407	518	74,664	73,943	73,783
U.S. corporate	33,200	142	303	33,039	32,311	32,455
Other debt securities(6)	13,090	77	99	13,068	25,071	25,270
Marketable equity securities available-for-sale(7)	1,646	2,062	9	3,699	3,011	3,981

Total securities available-for-sale	$216,514	$3,077	$2,241	$217,350	$256,803	$258,087

(1)
Reclassified to conform to the current period's presentation.

(2)
Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)
Non-marketable equity securities carried at cost are periodically evaluated for other-than-temporary impairment.

(4)
Recorded at amortized cost.

(5)
At December 31, 2006, gross pretax unrealized gains and losses on Available-for-sale securities totaled $3.225 billion and $1.941 billion, respectively.

(6)
Includes $3.3 billion at September 30, 2007 of commercial paper related to the funding of Citigroup-advised SIVs.

(7)
The Legg Mason securities were previously reported at fair value in equity securities and changes in value were reported in Accumulated other comprehensive income (loss). Upon election of fair value accounting with the adoption of SFAS 159 as of January 1, 2007, the unrealized loss on these securities was reclassified to Retained earnings and the shares are now included in Trading account assets in accordance with SFAS 159. See Notes 14 and 16 on pages 74 and 77, respectively, for further discussions.

        Citigroup invests in certain complex investment company structures known as Master-Feeder funds by making direct investments in the Feeder funds. Each Feeder fund records its net investment in the Master fund, which is the sole or principal investment of the Feeder fund, and does not consolidate the Master Fund. Citigroup consolidates Feeder funds where it has a controlling interest. At September 30, 2007, the total assets of Citigroup's consolidated Feeder funds amounted to approximately $1.8 billion. Citigroup has not consolidated approximately $5.9 billion of additional assets and liabilities recorded in the related Master Funds' financial statements.

12.   Debt

        Short-term borrowings consist of commercial paper and other short-term borrowings as follows:

In millions of dollars	September 30, 2007	December 31, 2006
Commercial paper
Citigroup Funding Inc.	$46,341	$41,767
Other Citigroup subsidiaries	2,179	1,928

	$48,520	$43,695
Other short-term borrowings(1)	145,784	57,138

Total short-term borrowings	$194,304	$100,833

(1)
At September 30, 2007, collateralized advances from the Federal Home Loan Bank are $13.5 billion.

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

        Long-term debt, including its current portion, consisted of the following:

In millions of dollars	September 30, 2007	December 31, 2006
Citigroup Parent Company	$153,986	$125,350
Other Citigroup Subsidiaries(1)	148,029	115,578
Citigroup Global Markets Holdings Inc.(2)	28,904	28,719
Citigroup Funding Inc.(3)(4)	33,607	18,847

Total long-term debt	$364,526	$288,494

(1)
At September 30, 2007 and December 31, 2006, collateralized advances from the Federal Home Loan Bank are $91.0 billion and $81.5 billion, respectively.

(2)
Includes Targeted Growth Enhanced Term Securities (TARGETS) with carrying values of $103 million issued by TARGETS Trusts XXIII through XXIV and $243 million issued by TARGETS Trusts XX through XXIV at September 30, 2007 and December 31, 2006, respectively (collectively, the "CGMHI Trusts"). CGMHI owns all of the voting securities of the CGMHI Trusts. The CGMHI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the CGMHI Trusts' common securities. The CGMHI Trusts' obligations under the TARGETS are fully and unconditionally guaranteed by CGMHI, and CGMHI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

(3)
Includes Targeted Growth Enhanced Term Securities (CFI TARGETS) with carrying values of $55 million and $56 million issued by TARGETS Trusts XXV and XXVI at September 30, 2007 and December 31, 2006, respectively, (collectively, the "CFI Trusts"). CFI owns all of the voting securities of the CFI Trusts. The CFI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the CFI TARGETS and the CFI Trusts' common securities. The CFI Trusts' obligations under the CFI TARGETS are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

(4)
Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $249 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2 and 2007-3 (collectively, the "Safety First Trusts"), and $78 million issued by Safety First Trust Series 2006-1 at September 30, 2007 and December 31, 2006, respectively. CFI owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the Safety First Trust Securities and the Safety First Trusts' common securities. The Safety First Trusts' obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        CGMHI has a syndicated five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $3.0 billion, which matures in 2011. CGMHI also has three-year and one-year bilateral facilities totaling $1.375 billion with unaffiliated banks with borrowings maturing on various dates in 2008 and 2009. At September 30, 2007, the full $3.0 billion of the syndicated five-year facility was drawn as well as $1.3 billion of the bilateral facilities.

        CGMHI also has committed long-term financing facilities with unaffiliated banks. At September 30, 2007, CGMHI had drawn down the full $2.075 billion available under these facilities, of which $1.08 billion is guaranteed by Citigroup. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

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

        Long-term debt at September 30, 2007 and December 31, 2006 includes $11,702 million and $9,775 million, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and

(iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

        Citigroup has contractually agreed not to redeem or purchase (i) the 6.50% Enhanced Trust Preferred Securities of Citigroup Capital XV before September 15, 2056, (ii) the 6.45% Enhanced Trust Preferred Securities of Citigroup Capital XVI before December 31, 2046, (iii) the 6.35% Enhanced Trust Preferred Securities of Citigroup Capital XVII before March 15, 2057, (iv) the 6.829% Fixed Rate/Floating Rate Enhanced Trust Preferred Securities of Citigroup Capital XVIII before June 28, 2047 and (v) the 7.250% Enhanced Trust Preferred Securities of Citigroup Capital XIX before August 15, 2047 unless certain conditions, described in Exhibit 4.03 to Citigroup's Current Report on Form 8-K filed on September 18, 2006, in Exhibit 4.02 to Citigroup's Current Report on Form 8-K filed on November 28, 2006, in Exhibit 4.02 to Citigroup's Current Report on Form 8-K filed on March 8, 2007, in Exhibit 4.02 to Citigroup's Current Report on Form 8-K filed on July 2, 2007, and in Exhibit 4.02 to Citigroup's Current Report on Form 8-K filed on August 17, 2007, respectively, are met. These agreements are for the benefit of the holders of Citigroup's 6.00% Junior Subordinated Deferrable Interest Debentures due 2034.

        For Regulatory Capital purposes, these Trust Securities remain a component of Tier 1 Capital. See "Capital Resources and Liquidity" on page 41.

        Citigroup owns all of the voting securities of these subsidiary trusts. These subsidiary trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the subsidiary trusts and the subsidiary trusts' common securities. These subsidiary trusts' obligations are fully and unconditionally guaranteed by Citigroup.

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at September 30, 2007:

						Junior Subordinated Debentures Owned by Trust
Trust Securities with Distributions Guaranteed by Citigroup:
					Common Shares Issued to Parent
	Issuance Date	Securities Issued	Liquidation Value	Coupon Rate		Amount(1)	Maturity	Redeemable by Issuer Beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	200,000	$200	7.625%	6,186	$206	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	24,000,000	600	6.000%	742,269	619	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIV	June 2006	22,600,000	565	6.875%	40,000	566	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	47,400,000	1,185	6.500%	40,000	1,186	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	64,000,000	1,600	6.450%	20,000	1,601	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	44,000,000	1,100	6.350%	20,000	1,101	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	500,000	1,019	6.829%	50	1,019	June 28, 2067	June 28, 2017
Citigroup Capital XIX	August 2007	49,000,000	1,225	7.250%	20	1,226	Aug. 15, 2067	Aug. 15, 2012
Adam Capital Trust III(2)	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 07, 2033	Jan. 07, 2008
Adam Statutory Trust III(2)	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV(2)	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V(2)	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$11,762			$11,923

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

        On March 18, 2007 and March 26, 2007, Citigroup redeemed for cash all of the $23 million and $25 million Trust Preferred Securities of Adam Statutory Trust I and Adam Statutory Trust II, respectively, at the redemption price of $1,000 per preferred security plus any accrued distributions up to but excluding the date of redemption.

        On March 6, 2007, Citigroup issued $1.000 billion of Enhanced Trust Preferred Securities (Citigroup Capital XVII). An additional $100 million was issued, related to this Trust, on March 14, 2007.

        On February 15, 2007, Citigroup redeemed for cash all of the $300 million Trust Preferred Securities of Citicorp Capital I, $450 million of Citicorp Capital II, and $400 million of Citigroup Capital II, at the redemption price of $1,000 per preferred security plus any accrued distributions up to but excluding the date of redemption.

        On April 23, 2007, Citigroup redeemed for cash all of the $22 million Trust Preferred Securities of Adam Capital Trust II at the redemption price of $1,000 per preferred security plus any accrued distributions up to but excluding the date of redemption.

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

	Three Months Ended September 30, 2007
In billions of dollars	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)
Proceeds from new securitizations	$7.1	$26.4	$7.5	$12.4	$—
Proceeds from collections reinvested in new receivables	58.1	—	—	—	0.3
Contractual servicing fees received	0.6	0.5	—	—	—
Cash flows received on retained interests and other net cash flows	2.1	0.1	—	—	—

	Three Months Ended September 30, 2006
In billions of dollars	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)
Proceeds from new securitizations	$2.5	$18.7	$6.0	$9.2	$2.6
Proceeds from collections reinvested in new receivables	54.8	—	—	—	0.5
Contractual servicing fees received	0.5	0.3	—	—	—
Cash flows received on retained interests and other net cash flows	2.1	—	—	—	—

	Nine Months Ended September 30, 2007
In billions of dollars	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)
Proceeds from new securitizations	$19.7	$83.0	$37.1	$35.7	$1.5
Proceeds from collections reinvested in new receivables	165.8	—	—	—	1.6
Contractual servicing fees received	1.7	1.3	—	—	0.1
Cash flows received on retained interests and other net cash flows	6.3	0.2	—	—	0.1

	Nine Months Ended September 30, 2006
In billions of dollars	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)
Proceeds from new securitizations	$16.9	$50.0	$19.0	$25.8	$2.8
Proceeds from collections reinvested in new receivables	161.8	—	—	—	0.9
Contractual servicing fees received	1.6	0.7	—	—	—
Cash flows received on retained interests and other net cash flows	6.5	—	—	—	—

(1)
Other includes student loans and other assets.

        The Company recognized gains on securitizations of U.S. Consumer mortgages of $46 million and $21 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $129 million and $55 million during the first nine months of 2007 and 2006, respectively. In the third quarter of 2007 and 2006, the Company recorded gains of $74 million and $264 million related to the securitization of credit card receivables, and $470 million and $719 million for the nine months ended September 30, 2007 and 2006, respectively. Gains recognized on the securitization of Markets & Banking and other assets during the third quarter of 2007 and 2006 were $15 million and $89 million, respectively, and $120 million and $203 million for the nine months ended 2007 and 2006, respectively.

        Key assumptions used for securitizations of credit cards, mortgages, and other asset securitizations during the three months ended September 30, 2007 and 2006 in measuring the fair value of retained interests at the date of sale or securitization follow:

Three Months Ended September 30, 2007
	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)
Discount rate	12.8% to 16.8%	10.0% to 17.5%	4.1% to 27.9%	5.6% to 27.9%	N/A
Constant prepayment rate	6.9% to 22.0%	4.9% to 13.3%	15.0% to 52.5%	10.0% to 26.0%	N/A
Anticipated net credit losses	3.7% to 6.2%	N/A	24.0% to 100.0%	N/A	N/A

(1)
Other includes student loans and other assets.

	Three Months Ended September 30, 2006
	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)
Discount rate	12.0% to 16.2%	8.9% to 10.1%	5.0% to 26.0%	0.4% to 21.0%	10.0%
Constant prepayment rate	6.7% to 21.7%	7.0% to 15.7%	9.0% to 43.0%	14.0% to 33.0%	5.0%
Anticipated net credit losses	3.8% to 5.9%	N/A	0.0% to 40.0%	N/A	0.1%

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

        At September 30, 2007, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Key assumptions at September 30, 2007

	September 30, 2007
	Credit Cards	U.S. Consumer Mortgages(1)	Markets & Banking Mortgages	Markets & Banking Other	Other(2)
Discount rate	13.3% to 16.8%	11.5%	4.1% to 27.9%	5.6% to 27.9%	10.7% to 12.7%
Constant prepayment rate	7.2% to 21.5%	10.0%	15.0% to 52.5%	10.0% to 26.0%	3.4% to 11.2%
Anticipated net credit losses	3.8% to 5.9%	N/A	24.0% to 100.0%	N/A	0.3% to 1.1%
Weighted average life	10.7 to 11.0 months	6.9 years	6.5 to 21.2 years	6.5 to 9.8 years	4 to 8 years

(1)
Includes mortgage servicing rights.

(2)
Other includes student loans and other assets.

	September 30, 2007
In millions of dollars	Credit Cards	U.S. Consumer Mortgages	Markets & Banking Mortgages	Markets & Banking Other	Other(1)
Carrying value of retained interests	$11,105	$11,230	$3,849	$37,835	$1,395

Discount Rates
10%	$(62)	$(317)	$(37)	$(19)	$(26)
20%	(122)	(620)	(72)	(37)	(51)

Constant prepayment rate
10%	$(234)	$(491)	$(21)	$(1)	$(13)
20%	(440)	(938)	(46)	(1)	(27)

Anticipated net credit losses
10%	$(404)	$(8)	$(53)	$—	$(6)
20%	(805)	(16)	(101)	—	(13)

(1)
Other includes student loans and other assets.

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers the securitized credit card receivables to be part of the business it manages.

        The following tables present reconciliation between the managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) at September 30, 2007 and December 31, 2006, and credit losses, net of recoveries for the three-month and nine-month periods ended September 30, 2007 and 2006.

In billions of dollars	Sept. 30, 2007	Dec. 31, 2006
Principal amounts, at period end
On-balance sheet loans	$78.3	$75.5
Securitized amounts	104.0	99.5
Loans held-for-sale	3.0	—

Total managed	$185.3	$175.0

In millions of dollars
Delinquencies, at period end
On balance sheet loans	$1,589	$1,427
Securitized amounts	1,595	1,616
Loans held-for-sale	40	—

Total managed	$3,224	$3,043

	Three Months Ended Sept. 30,
	2007	2006
Credit losses, net of recoveries
On-balance sheet loans	$993	$803
Securitized amounts	1,174	1,051
Loans held-for-sale	—	1

Total managed	$2,167	$1,855

	Nine Months Ended Sept. 30,
	2007	2006
Credit losses, net of recoveries
On-balance sheet loans	$2,621	$2,247
Securitized amounts	3,481	2,891
Loans held-for-sale	—	5

Total managed	$6,102	$5,143

Mortgage Servicing Rights

        The fair value of capitalized mortgage loan servicing rights (MSRs) was $10.0 billion, $10.1 billion and $5.5 billion at September 30, 2007, June 30, 2007 and September 30, 2006, respectively.

        The following table summarizes the changes in capitalized MSRs:

	Three Months Ended Sept. 30,
In millions of dollars
	2007	2006
Balance, beginning of period	$10,072	$5,565
Originations	477	294
Purchases	271	345
Changes in fair value of MSRs due to changes in inputs and assumptions	(555)	—
Other changes(1)	(308)	(748)

Balance, end of period	$9,957	$5,456

	Nine Months Ended Sept. 30,
In millions of dollars
	2007	2006
Balance, beginning of period	$5,439	$4,339
Originations	1,438	778
Purchases	3,404	673
Changes in fair value of MSRs due to changes in inputs and assumptions	611	—
Other changes(1)	(935)	(334)

Balance, end of period	$9,957	$5,456

(1)
Represents changes due to customer payments and passage of time.

        The market for MSRs is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios, and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The model assumptions and the MSRs' fair value estimates are compared to observable trades of similar MSR portfolios and interest-only security portfolios, as well as to MSR broker valuations and industry surveys. The cash flow model and underlying prepayment and interest rate models used to value these MSRs are subject to validation in accordance with the Company's model validation policies. Refer to key assumptions at September 30, 2007 on page 70 for the key assumptions used in the MSR valuation process.

        The fair value of the MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities, and purchased securities classified as trading. The amount of contractually specified servicing fees, late fees and ancillary fees earned were $481 million, $24 million and $16 million, respectively, for the third quarter of 2007; and $264 million, $14 million and $11 million, respectively, for the third quarter of 2006. These fees are classified in the Consolidated Statement of Income as Commissions and Fees.

Variable Interest Entities

        FASB Interpretation No. 46-R, "Consolidation of Variable Interest Entities" (FIN 46-R) applies to those entities which have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights, rights to receive the expected residual returns of the entity, and obligation to absorb the expected losses of the entity). Those investors who provide the additional support necessary to finance the VIE are variable interest holders in the entity. The variable interest holder, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both, is deemed to be the primary beneficiary and must consolidate the VIE.

        The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46-R under existing guidance and VIEs that the Company became involved with after July 1, 2003:

In billions of dollars	Sept. 30, 2007	December 31, 2006(1)
Cash	$1.7	$0.5
Trading account assets	24.5	16.7
Investments	27.0	25.0
Loans	9.5	6.8
Other assets	4.2	5.7

Total assets of consolidated VIEs	$66.9	$54.7

(1)
Reclassified to conform to the current period's presentation.

        The Company may provide various products and services to the VIEs. It may provide liquidity facilities, may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to the VIEs, may be the investment manager, and may also have an ownership interest or other investment in certain VIEs. All of these facts and circumstances are taken into consideration when determining whether the Company has significant variable interests that would deem it the primary beneficiary and, therefore, require consolidation of the related VIE. In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of the VIEs and do not have recourse to the Company, except where the Company has provided a guarantee to the investors or is the counterparty to a derivative transaction involving the VIE.

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and include VIEs consolidated as a result of adopting FIN 46-R and FIN 46. Of the $66.9 billion and $54.7 billion of total assets of VIEs consolidated by the Company at September 30, 2007 and December 31, 2006, respectively, $17.7 billion and $39.2 billion represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for clients; $46.9 billion and $13.1 billion represent investment vehicles that were established to provide a return to the investors in the vehicles; and $2.2 billion and

$2.4 billion represent vehicles that hold lease receivables and equipment as collateral to issue debt securities, thus obtaining secured financing at favorable interest rates.

        In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include asset-backed commercial paper conduits, structured investment vehicles (SIVs), collateralized debt obligations (CDOs), structured finance transactions, and numerous investment funds. In addition to these VIEs, the Company issues preferred securities to third- party investors through trust vehicles as a source of funding and regulatory capital.

        The following table represents the total assets of unconsolidated VIEs where the Company has significant involvement:

In billions of dollars	Sept. 30, 2007	Dec. 31, 2006
Asset-backed commercial paper (ABCP) conduits	$73.3	$66.3
Structured investment vehicles (SIVs)	83.1	79.5
Other investment vehicles	27.0	42.6
Collateralized debt obligations (CDOs)	84.2	52.1
Mortgage-related transactions	11.9	2.7
Trust preferred securities	11.7	9.8
Structured finance and other	52.2	41.1

Total assets of significant unconsolidated VIEs	$343.4	$294.1

Asset-Backed Commercial Paper Conduits

        The Company administers several third-party-owned, special purpose, asset-backed commercial paper conduits that purchase pools of trade receivables, credit card receivables, and other financial assets from multiple third-party clients of the Company. As administrator of these multi-seller finance companies, the Company provides accounting, funding, and operations services to these conduits. Generally, the Company has no ownership interest in the conduits. The sellers continue to service the assets they transferred. The conduits' asset purchases are funded by issuing commercial paper and medium-term notes. The sellers absorb the first losses of the conduits by providing collateral in the form of excess assets. Typically, the issuance of commercial paper is done on a revolving basis, in which the maturing paper is retired with the funds received from issuing new commercial paper at current market terms. The Company, along with other financial institutions, provides liquidity facilities, such as liquidity asset purchase agreements and commercial paper backstop lines of credit to the conduits, which offer an alternative source of funding should the conduit be unable to replace fully the maturing commercial paper in the commercial paper market. In the event of liquidity problems in the commercial paper market, the Company's asset purchase agreements require the Company to purchase only high quality performing assets from the conduits at their fair values. The Company also provides loss enhancement in the form of letters of credit and other guarantees. All fees are charged on a market basis.

        To comply with FIN 46-R, many of the conduits issued "first loss" subordinated notes such that one third-party investor in each conduit would be deemed the primary beneficiary and would consolidate the conduit.

        A SIV is a special purpose investment company, which holds high quality asset portfolios that are funded through the issuance of junior notes, medium-term notes and short-term commercial paper. The junior notes are subject to the "first loss" risk of the vehicle. The spread between the short-term funding (commercial paper and medium-term notes) and high quality asset portfolios provides a leveraged return to the junior note holders. SIVs are subject to liquidity and refinancing risk and must repay a significant portion of maturing commercial paper and medium-term notes through the issuance of new debt. Should a SIV not be able to meet its funding needs due to a lack of liquidity in the market, it may be forced to sell assets at a time when prices are depressed.

        CAI's Global Credit Structures investment center is the investment manager for seven SIVs. Citigroup has no contractual obligation to provide liquidity facilities or guarantees to any of the Citi-advised SIVs. Citigroup is not the primary beneficiary of any of the Citi-advised SIVs and therefore does not include the SIVs in its consolidated financial statements.

Collateralized Debt Obligations

        The Company also packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage CDOs and synthetic CDOs for institutional clients and retail customers, which match the clients' investment needs and preferences. An arbitrage CDO is an investment vehicle designed to take advantage of the difference between the yield on a portfolio of selected assets and the cost of funding the CDO through the sale of notes to investors. Arbitrage CDOs are classified as either "cash flow" CDOs, in which the vehicle passes on cash flows from a relatively static pool of assets, or "market value" CDOs, where the pool of assets is actively managed by a third party. In a synthetic CDO, the entity enters into derivative transactions which provide a return similar to a cash instrument to the entity, rather than the entity's actually purchasing the cash instrument. Typically, these instruments diversify investors' risk to a pool of assets as compared with investments in an individual asset. The VIEs, which are issuers of CDO securities, are generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher rated debt CDO securities or U.S. Treasury securities to provide a greater or a very high degree of certainty of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it, or, in other cases, only to manage work-out credits. The Company may also provide other financial services and/or products to the

VIEs for market-rate fees. These may include: the provision of liquidity or contingent liquidity facilities; interest rate or foreign exchange hedges and credit derivative instruments; and the purchasing and warehousing of securities until they are sold to the SPE. The Company is not the primary beneficiary of these VIEs under FIN 46-R due to its limited continuing involvement and, as a result, does not consolidate their assets and liabilities in its financial statements.

Trust Preferred Securities

        Trust preferred securities are issued by entities which were formed by the Company and 100% of whose common stock belongs to the Company. The proceeds obtained by the trust from the issuance of these securities are used to purchase long-term notes (generally 30 or 60 years) issued or guaranteed by the Company. These trusts are considered to be VIEs, as defined above, and are not consolidated by the Company under FIN 46-R. The Company is not deemed to be the primary beneficiary due to its limited exposure to the risks of the entity. For further discussion regarding these securities, see Note 12 on page 66.

Other VIEs

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

        As mentioned above, the Company may, along with other financial institutions, provide liquidity facilities, such as commercial paper backstop lines of credit to the VIEs. The Company may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of letters of credit and other guarantees to VIEs, may be the investment manager, and may also have an ownership interest in certain VIEs. The Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $141 billion and $109 billion at September 30, 2007 and December 31, 2006, respectively. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where Citigroup has an ownership interest in the VIEs. This maximum amount of exposure bears no relationship to the anticipated losses on these exposures.

	Maximum Exposure
In billions of dollars	September 30, 2007	December 31, 2006
Asset-backed commercial paper
Conduits	$69	$56
Structured Investment
Vehicles (SIVs)(1)	3	—
Collateralized debt obligations	43	34
Other structured financing arrangements	26	19

Total	$141	$109

(1)
See pages 7 and 46 for a further discussion of SIVs.

14.   Changes in Accumulated Other Comprehensive Income (Loss) ("AOCI")

        Changes in each component of AOCI for the first, second and third quarters of 2007 were as follows:

In millions of dollars	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustment	Cash Flow Hedges	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2006	$943	$(2,796)	$(61)	$(1,786)	$(3,700)
Adjustment to opening balance, net of tax(1)	149	—	—	—	149

Adjusted balance, beginning of year	$1,092	$(2,796)	$(61)	$(1,786)	$(3,551)
Increase in net unrealized gains on investment securities, net of tax	466	—	—	—	466
Less: Reclassification adjustment for gains included in net income, net of tax	(307)	—	—	—	(307)
Foreign currency translation adjustment, net of tax	—	(121)	—	—	(121)
Cash flow hedges, net of tax(2)	—	—	(439)	—	(439)
Pension liability adjustment, net of tax	—	—	—	77	77

Change	$159	$(121)	$(439)	$77	$(324)

Balance, March 31, 2007	$1,251	$(2,917)	$(500)	$(1,709)	$(3,875)
Decrease in net unrealized gains on investment securities, net of tax(3)	(926)	—	—	—	(926)
Less: Reclassification adjustment for gains included in net income, net of tax	(77)	—	—	—	(77)
Foreign currency translation adjustment, net of tax(4)	—	818	—	—	818
Cash flow hedges, net of tax(5)	—	—	1,046	—	1,046
Pension liability adjustment, net of tax	—	—	—	44	44

Change	$(1,003)	$818	$1,046	$44	$905

Balance, June 30, 2007	$248	$(2,099)	$546	$(1,665)	$(2,970)
Increase in net unrealized gains on investment securities, net of tax	605	—	—	—	605
Less: Reclassification adjustment for gains included in net income, net of tax	(171)	—	—	—	(171)
Foreign currency translation adjustment, net of tax(6)	—	861	—	—	861
Cash flow hedges, net of tax(7)	—	—	(2,003)	—	(2,003)
Pension liability adjustment, net of tax	—	—	—	123	123

Current period change	$434	$861	$(2,003)	$123	$(585)

Balance, September 30, 2007	$682	$(1,238)	$(1,457)	$(1,542)	$(3,555)

(1)
The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities, as well as several miscellaneous items previously reported in accordance with SFAS 115. The related unrealized gains and losses were reclassified to retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Notes 1 and 16 on pages 55 and 77, respectively, for further discussions.

(2)
Reflects, among other items, the decline in market interest rates during the first quarter of 2007 on Citigroup's pay-fixed/receive-floating swap programs hedging floating rate deposits and long-term debt.

(3)
Primarily due to activities in the Company's Mortgage-Backed Securities (MBS) Program driven by increases in market interest rates. Mark-to-market gains on the Company's interest rate swap program that hedge the funding of the MBS Program are included in the "Cash Flow Hedges" column.

(4)
Reflects, among other items, the movements in the Japanese yen, Mexican peso, Indian rupee, Canadian dollar, British pound, Brazilian real, and the Polish zloty against the U.S. dollar, and related tax effects.

(5)
Primarily reflects the increase in market interest rates during the second quarter of 2007 on Citigroup's pay-fixed/receive-floating swap programs hedging floating rate deposits and long-term debt.

(6)
Reflects, among other items, the movements in the Euro, Mexican peso, Japanese yen, Canadian dollar, Brazilian real, and the British pound against the U.S. dollar, and related tax effects.

(7)
Primarily reflects the decrease in market interest rates during the third quarter of 2007 on Citigroup's pay-fixed/receive-floating swap programs hedging floating rate deposits and long-term debt. Also reflects the widening of interest rate spreads during the period.

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

          Citigroup also hedges exposure to changes in the fair value of fixed-rate assets, including available-for-sale securities and inter-bank placements. The hedging instruments mainly used are receive-variable, pay-fixed interest rate swaps for the remaining hedged asset categories. Most of these fair value hedging relationships use dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis, while others use regression analysis.

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

  •
  Hedging of foreign exchange risk—Citigroup hedges the change in fair value attributable to foreign exchange rate movements in available-for-sale securities that are denominated in currencies other than the functional currency of the entity holding the securities, which may be in or outside the U.S. Typically, the hedging instrument employed is a forward foreign exchange contract. In this type of hedge, the change in fair value of the hedged available-for-sale security attributable to the portion of foreign exchange risk hedged is reported in earnings and not Accumulated other comprehensive income—a process that serves to offset substantially the change in fair value of the forward contract that is also reflected in earnings. Citigroup typically considers the premium associated with forward contracts (differential between spot and contractual forward rates) as the cost of hedging; this is generally excluded from the assessment of hedge effectiveness and reflected directly in earnings. Dollar-offset method is typically used to assess hedge effectiveness retrospectively and prospectively. Since that assessment is based on changes in fair value attributable to changes in spot rates on both the available-for-sale securities and the forward contracts for the portion of the relationship hedged, the amount of hedge ineffectiveness is not significant.

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

  •
  Hedging of foreign exchange risk—Citigroup locks in the functional currency equivalent of cash flows of various balance sheet exposures, including deposits, short-term borrowings and long-term debt (and the forecasted issuances or rollover of such items) that are denominated in a currency other than the functional currency of the issuing entity. Depending on the risk management objectives, these types of hedges are designated as either cash flow hedges of only foreign exchange risk or cash flow hedges of both foreign exchange and interest rate risk. Generally, the hedging instruments used are foreign exchange forward contracts and cross-currency swaps. Citigroup matches all critical terms of the hedged item and the hedging derivative at inception and on an ongoing basis to eliminate hedge ineffectiveness. To the extent all critical terms are not matched, any ineffectiveness is measured using the "hypothetical derivative method." Efforts are made initially to match up the terms of the hypothetical and actual derivatives used. As a result, the amount of hedge ineffectiveness is not significant.

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

Net investment hedges

        Consistent with SFAS No. 52, "Foreign Currency Translation" (SFAS 52), SFAS 133 allows hedging of the foreign currency risk of a net investment in a foreign operation. Citigroup primarily uses foreign currency forwards, swaps and foreign-currency-denominated debt instruments to manage the foreign exchange risk associated with Citigroup's equity investments in several non-U.S. dollar functional currency foreign subsidiaries. In accordance with SFAS 52, Citigroup records the change in the carrying amount of these investments in the cumulative translation adjustment account within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in the cumulative translation adjustment account, and any ineffective portion of net investment hedges is immediately recorded in earnings.

        For derivatives used in net investment hedges, Citigroup follows the forward rate method from FASB Derivative Implementation Group Issue H8. According to that method, all changes in fair value, including changes related to the forward rate component of the foreign currency forward contracts, are recorded in the cumulative translation adjustment account. For foreign currency-denominated debt instruments that are designated as hedges of net investments, the translation gain or loss that is recorded in the cumulative translation adjustment account is based on the spot exchange rate between the functional currency of the respective subsidiary and the U.S. dollar, which is the functional currency of Citigroup.

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

        The following table summarizes certain information related to the Company's hedging activities for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars
	2007	2006	2007	2006
Fair value hedges
Hedge ineffectiveness recognized in earnings	$85	$(2)	$93	$287
Net gain excluded from assessment of effectiveness	120	69	375	199
Cash flow hedges
Hedge ineffectiveness recognized in earnings	—	—	—	(18)
Net gain excluded from assessment of effectiveness	—	—	—	—
Net investment hedges
Net loss included in foreign currency translation adjustment within Accumulated other comprehensive income (loss)	$(572)	$(178)	$(716)	$(320)

        The change in Accumulated other comprehensive income (loss) from cash flow hedges for the three and nine months ended September 30, 2007 and 2006 can be summarized as follows (after-tax):

In millions of dollars	2007	2006
Balance at January 1,	$(61)	$612
Net gain (loss) from cash flow hedges	(347)	321
Net amounts reclassified to earnings	(92)	(115)

Balance at March 31,	$(500)	$818
Net gain from cash flow hedges	1,127	462
Net amounts reclassified to earnings	(81)	(157)

Balance at June 30,	$546	$1,123
Net loss from cash flow hedges	(1,949)	(1,005)
Net amounts reclassified to earnings	(54)	(186)

Balance at September 30,	$(1,457)	$(68)

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

        In moving to maximize the use of observable inputs as required by SFAS 157, the Company has made some amendments to the techniques used in measuring the fair value of derivative positions. These amendments change the way that the probability of default of a counterparty is factored into the valuation of derivative positions, include for the first time the impact of Citigroup's own credit standing on liabilities measured at fair value, and also eliminate the portfolio servicing adjustment that is no longer necessary under SFAS 157.

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

        On January 1, 2006, the Company also elected to early-adopt the fair value accounting provisions permitted under SFAS 155 and SFAS 156. In accordance with SFAS 155, which was primarily adopted on a prospective basis, hybrid financial instruments—such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as certain interest-only instruments—may be accounted for at fair value if the Company makes an irrevocable election to do so on an instrument-by-instrument basis. The changes in fair value are recorded in current earnings. Additional discussion regarding the applicable areas in which SFAS 155 was adopted is presented below.

        SFAS 156 requires all servicing rights to be initially recognized at fair value. At its initial adoption, the standard permits a one-time irrevocable election to re-measure each class of servicing rights at fair value, with the changes in fair value recorded in current earnings. The classes of servicing rights are identified based on the availability of market inputs used in determining their fair values and the methods for managing their risks. The Company has elected fair value accounting for its mortgage and student loan classes of servicing rights. The impact of adopting this standard was not material. See Note 13 on page 68 for further discussions regarding the accounting and reporting of mortgage servicing rights.

Fair Value Hierarchy

        Statement 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. In accordance with SFAS 157, these two types of inputs have created the following fair value hierarchy:

  •
  Level 1—Quoted prices for identical instruments in active markets.

  •
  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

  •
  Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable.

        This hierarchy requires the use of observable market data when available.

Determination of Fair Value

        The Company measures fair value using the procedures set out below for all assets and liabilities measured at fair value, irrespective of whether they are carried at fair value as a result of an election under SFAS 159, SFAS 156, or SFAS 155 or whether they were previously carried at fair value pursuant to other accounting guidelines.

        When available, the Company generally uses quoted market prices to determine fair value, and classifies such items within Level 1. In some cases where a market price is available the Company will make use of acceptable practical expedients (such as matrix pricing) to calculate fair value, in which case the items are classified within Level 2.

        If observable transactions and other market data are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates, currency rates, option volatilities etc. Items valued using internally generated models are classified according to the lowest level input or value driver that is most significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable.

        If observable transactions and other market data are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves, time value and volatility factors, underlying options, warrants and derivatives and price activity for equivalent synthetic instruments. For fixed income securities and derivatives, as well as mortgage servicing rights and residual interests in securitizations, the Company generally uses a discounted cash flow analysis using discount rates commensurate with the credit quality and duration of the investment. For loans, valuations are generally based upon observable market prices for similar instruments, including bonds, credit derivatives and loans with similar credit characteristics. For loans that are expected to be securitized, fair value is estimated based upon observable pricing of asset-backed securities with similar collateral. In determining the value of the Company's obligations, various factors are considered depending on the nature of the liability. These factors may include closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options, warrants, and derivatives, and price activity for equivalent or synthetic instruments.

        In order to ensure that the fair value of financial instruments is calculated appropriately the Company adjusts the 'base valuations' calculated using the methodologies described above for a number of parameters that market participants would consider in determining fair value. The adjustments are applied consistently over time and are summarized below:

—
Counterparty credit risk adjustments are applied to financial instruments such as over-the-counter derivatives, where the base valuation uses market parameters based on an AA (or equivalent) credit rating. Not all counterparties have an AA (or equivalent credit rating), so it is necessary to take into account the actual credit rating of a counterparty in order to arrive at the true fair value of such an item.

—
Bilateral or own-credit risk adjustments are applied to reflect the Company's own credit risk when valuing all liabilities measured at fair value, in accordance with the requirements of SFAS 157. The methodology is consistent with that applied in generating counterparty credit risk adjustments, but incorporates the Company's own credit risk as observed in the credit default swap market.

—
Other market value adjustments are applied in circumstances where certain risk characteristics of the instrument are not fully incorporated into the base valuation methodology. The Company measures such market value adjustments based on the relevant factors, including: (1) the amount of time since the last relevant pricing point; (2) whether there was an actual trade or relevant external quote; (3) the volatility of the principal components of the financial instrument; and (4) other risk factors that the Company believes would be considered by market participants in determining the fair value of the instrument.

        The Company's processes include a number of key controls that are designed to ensure that fair value is calculated appropriately. Such controls include a model validation policy requiring that models that provide values used in financial statements be validated by qualified personnel independent from those who created the models and escalation procedures to ensure that valuations using unverifiable inputs are identified and monitored on a regular basis by senior management.

Fair Value Elections

        The following table presents, as of September 30, 2007, those positions selected for fair value accounting in accordance with SFAS 159, SFAS 156, and SFAS 155, as well as the changes in fair value for the three-and nine-month periods then ended.

		Changes in Fair Value Gains/(Losses)
		Quarter-to-Date		Year-to-Date
In millions of dollars	September 30, 2007	Principal Transactions	Other	Principal Transactions	Other
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell, securities borrowed(1)	$125,329	$713	$—	$675	$—

Trading account assets:
Legg Mason convertible preferred equity securities originally classified as available-for-sale	707	(118)	—	(90)	—
Selected letters of credit hedged by credit default swaps or participation notes	3	(10)	—	(8)	—
Certain credit products	25,128	(772)	—	(592)	—
Residual interest retained from asset securitizations	2,351	14	—	215	—

Total trading account assets	28,189	(886)	—	(475)	—

Investments:
Certain investments in private equity and real estate ventures	479	—	22	—	44
Certain equity method investments	2,011	—	(19)	—	69
Other	99	—	1	—	7

Total investments	2,589	—	4	—	120

Loans:
Certain credit products	2,085	4	—	37	—
Certain hybrid financial instruments	686	(3)	—	(69)	—

Total loans	2,771	1	—	(32)	—

Other assets:
Certain mortgage loans held-for-sale	5,184	—	42	—	42
Mortgage servicing rights	9,957	—	(863)	—	(324)

Total other assets	15,141	—	(821)	—	(282)

Total	$174,019	($172)	($817)	$168	($162)

Liabilities
Interest-bearing deposits:
Certain structured liabilities	$233	$—	$—	$3	$—
Certain hybrid financial instruments	3,228	38	—	84	—

Total interest-bearing deposits	3,461	38	—	87	—

Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase, securities loaned(1)	313,353	(170)	—	(128)	—

Trading account liabilities:
Certain hybrid financial instruments	7,235	(84)	—	(317)	—

Short-term borrowings:
Certain non-collateralized short-term borrowings	5,271	(18)	—	(3)	—
Certain hybrid financial instruments	3,990	13	—	31	—

Total short-term borrowings	9,261	(5)	—	28	—

Long-term debt:
Certain structured liabilities	2,613	(33)	—	47	—
Certain non-structured liabilities	3,126	(33)	—	8	—
Certain hybrid financial instruments	26,066	96	—	683	—

Total long-term debt	31,805	30	—	738	—

Total	$365,115	$(191)	$—	$408	$—

(1)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements."

        The fair value of liabilities for which the fair value option was elected was impacted by the widening of the Company's credit spread. The estimated change in the fair value of these liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a gain of $112 million and $241 million for the quarter and nine months ended September 30,

2007, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current observable credit spreads into the discounted cash flow analysis used to value the relevant liability.

Impact on retained earnings of certain fair value elections in accordance with SFAS 159

        Detailed below are the December 31, 2006 carrying values prior to adoption of SFAS 159, the transition adjustments booked to opening retained earnings and the fair values (that is, the carrying values at January 1, 2007 after adoption) for those items that were selected for fair value option accounting and that had an impact on retained earnings:

In millions of dollars	December 31, 2006 (Carrying value prior to adoption)	Cumulative- effect Adjustment to January 1, 2007 Retained earnings- gain (loss)	January 1, 2007 Fair Value (Carrying value after adoption)
Legg Mason convertible preferred equity securities originally classified as available-for-sale(1)	$797	$(232)	$797
Selected portfolios of securities purchased under agreements to resell(2)	167,525	25	167,550
Selected portfolios of securities sold under agreements to repurchase(2)	237,788	40	237,748
Selected non-collateralized short-term borrowings	3,284	(7)	3,291
Selected letters of credit hedged by credit default swaps or participation notes	—	14	14
Various miscellaneous eligible items(1)	96	3	96

Pretax cumulative effect of adopting fair value option accounting		$(157)
After-tax cumulative effect of adopting fair value option accounting		$(99)

(1)
The Legg Mason securities as well as several miscellaneous items were previously reported at fair value within available-for-sale securities. The cumulative-effect adjustment represents the reclassification of the related unrealized gain/loss from Accumulated other comprehensive income to Retained earnings upon the adoption of the fair value option.

(2)
Excludes netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements."

        Additional information regarding each of these items follows.

Legg Mason convertible preferred equity securities

        The Legg Mason convertible preferred equity securities (Legg shares) were acquired in connection with the sale of Citigroup's Asset Management business in December 2005. We hold these shares as a non-strategic investment for long-term appreciation and, therefore, selected fair value option accounting in anticipation of the January 2008 implementation of the Investment Company Audit Guide Statement of Position 07-1, "Clarification of the Scope of Audit and Accounting Guide Audits of Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investment Companies" (SOP). In October 2007, the FASB proposed to delay the implementation of the SOP indefinitely.

        Under the current investment company accounting model, investments held in investment company vehicles are recorded at full fair value (where changes in fair value are recorded in earnings) and are not subject to consolidation guidelines. Under the SOP, non-strategic investments not held in investment companies, which are deemed similar to non-strategic investments held in Citigroup's investment companies, must be accounted for at full fair value in order for Citigroup to retain investment company accounting in the Company's Consolidated Financial Statements. If investment company accounting requirements cannot be met (for example, if we failed to account for similar non-strategic investments at fair value with changes in value recorded in earnings), Citigroup would be required to account for each investment in the investment company under other relevant accounting standards, including consolidation of majority-owned or controlled investees. We believe that Citigroup's consolidation of non-strategic investments would not provide meaningful information and would confuse readers of our financial statements. Therefore, we have utilized the fair value option to migrate the Legg shares from available-for-sale (where changes in fair value are recorded in Accumulated other comprehensive income (loss)) to a full fair value model (where changes in value are recorded in earnings). On a prospective basis, as we acquire non-strategic public or private equity investments, we will consider electing fair value accounting for investments that are similar to those held in our investment companies.

        Prior to the election of fair value option accounting, the shares were classified as available-for-sale securities with the unrealized loss of $232 million as of December 31, 2006 included in Accumulated other comprehensive income (loss). In connection with the Company's adoption of SFAS 159, this unrealized loss was recorded as a reduction of January 1, 2007 retained earnings as part of the cumulative-effect adjustment. We have no intention of selling the Legg shares prior to our previously estimated recovery period. The Legg shares, which have a fair value of $707 million as of September 30, 2007, are now included in Trading account assets on Citigroup's Consolidated Balance Sheet. Dividends are included in Interest revenue.

Selected portfolios of securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase, securities loaned, and certain non-collateralized short-term borrowings

        The Company elected the fair value option retrospectively for our United States and United Kingdom portfolios of fixed income securities purchased under agreements to resell and fixed income securities sold under agreements to repurchase (and certain non-collateralized short-term borrowings). The fair value option was also elected prospectively from April 2007 for certain portfolios of fixed income securities lending and borrowing transactions based in Japan. In each case, the election was made because these positions are managed on a fair value basis. Specifically, related interest rate risk is managed on a portfolio basis, primarily with derivative instruments that are accounted for at fair value through earnings. Previously, these positions were accounted for on an accrual basis.

        The cumulative effect of $58 million pretax ($37 million after-tax) from adopting the fair value option for the U.S. and U.K. portfolios was recorded as an increase in the January 1, 2007 retained earnings balance. The September 30, 2007 net balance of $125.3 billion for securities purchased under agreements to resell and securities borrowed and $313.4 billion for securities sold under agreements to repurchase and securities loaned are included in their respective accounts in the Consolidated Balance Sheet. The uncollateralized short-term borrowings of $5.3 billion are recorded in that account in the Consolidated Balance Sheet.

        Changes in fair value for transactions in these portfolios are recorded in Principal transactions. The related interest revenue and interest expense are measured based on the contractual rates specified in the transactions and are reported as interest revenue and expense in the Consolidated Statement of Income.

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

        The cumulative effect of $14 million pretax ($9 million after-tax) from adopting fair value option accounting was recorded as an increase in the January 1, 2007 retained earnings balance. The change in fair value as well as the receipt of related fees was reported as Principal transactions in the Company's Consolidated Statement of Income.

        The notional amount of these unfunded letters of credit was $1.4 billion as of September 30, 2007. The amount funded was insignificant with no amounts 90 days or more past due, or on a non-accrual status at September 30, 2007.

        These items have been classified appropriately in Trading account assets or Trading account liabilities on the Consolidated Balance Sheet.

Various miscellaneous eligible items

        Several miscellaneous eligible items previously classified as available-for-sale securities were selected for fair value option accounting. These items were selected in preparation for the adoption of the Investment Company Audit Guide SOP, as previously discussed.

Other items for which the fair value option was selected in accordance with SFAS 159

        The Company has elected fair value option for the following eligible items, which did not affect opening retained earnings:

  •
  Certain credit products

  •
  Certain investments in private equity and real estate ventures

  •
  Certain structured liabilities

  •
  Certain non-structured liabilities

  •
  Certain equity-method investments

  •
  Certain mortgage loans held-for-sale

Certain credit products

        Citigroup has elected the fair value option for certain originated and purchased loans, including certain unfunded loan products, such as guarantees and letters of credit, executed by Citigroup's trading businesses. None of these credit products are highly leveraged financing commitments. Significant groups of transactions include loans and unfunded loan products that will either be sold or securitized in the near term, or where the economic risks are hedged with derivative instruments. Citigroup has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex; and to achieve operational simplifications. Fair value was not elected for most lending transactions across the Company, including where those management objectives would not be met.

        The balances for these loan products, which are classified with Trading account assets or Loans, were $25.1 billion and $2.1 billion as of September 30, 2007, respectively. The aggregate unpaid principal balances exceeded the aggregate fair values by $1.1 billion as of September 30, 2007. $81 million of these loans were on a non-accrual basis. For those loans that are on a non-accrual basis, the aggregate unpaid principal balances exceeded the aggregate fair values by $34 million as of September 30, 2007.

        In addition, $141 million of unfunded loan commitments related to certain credit products selected for fair value accounting were outstanding as of September 30, 2007.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as interest revenue on trading account assets or loans depending on their balance sheet classifications. The changes in fair value during the third quarter 2007 due to instrument-specific credit risk totaled to a loss of $136 million.

Certain investments in private equity and real estate ventures

        Citigroup invests in private equity and real estate ventures for the purpose of earning investment returns and for capital appreciation. The Company has elected the fair value option for certain of these ventures in anticipation of the January 2009 implementation of the Investment Company Audit Guide SOP, because such investments are considered similar to many private equity or hedge fund activities in our investment companies, which are reported at fair value. See previous discussion regarding the SOP. The fair value option brings consistency in the accounting and evaluation of certain of these investments. As required by SFAS 159, all investments (debt and equity) in such real estate entities are accounted for at fair value.

        These investments, which totaled $479 million as of September 30, 2007, are classified as Investments on Citigroup's Consolidated Balance Sheet. Changes in the fair values of these investments are classified in Other revenue in the Company's Consolidated Statement of Income.

Certain structured liabilities

        The Company has elected the fair value option for certain structured liabilities whose performance is linked to structured interest rates, inflation or currency risks ("structured liabilities"), but do not qualify for the fair value election under SFAS 155.

        The Company has elected the fair value option for structured liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. These positions will continue to be classified as debt, deposits or derivatives according to their legal form on the Company's Consolidated Balance Sheet. The balances for these structured liabilities, which are classified as Interest-bearing deposits and Long-term debt on the Consolidated Balance Sheet, are $233 million and $2.6 billion as of September 30, 2007, respectively.

        For these structured liabilities classified as Long-term debt for which the fair value option has been elected, the aggregate unpaid principal balance exceeds the aggregate fair value of such instruments by $48 million as of September 30, 2007.

        The change in fair value for these structured liabilities is reported in Principal transactions in the Company's Consolidated Statement of Income.

        Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

Certain non-structured liabilities

        The Company has elected the fair value option for certain non-structured liabilities with fixed and non-structured floating interest rates ("non-structured liabilities"). The Company has elected the fair value option where the interest rate risk of such liabilities is economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be fair valued. The election has been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Long-term debt on the Company's Consolidated Balance Sheet. The balances of these non-structured liabilities as of September 30, 2007 is $3.1 billion.

        For these non-structured liabilities classified as Long-term debt for which the fair value option has been elected, the aggregate fair value exceeds the aggregate unpaid principal balance of such instruments by $26 million as of September 30, 2007.

        The change in fair value for these non-structured liabilities is reported in Principal transactions in the Company's Consolidated Statement of Income.

        Related interest expense continues to be measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

Certain equity method investments

        Citigroup adopted fair value accounting for various non-strategic investments in leveraged buyout funds and other hedge funds that previously were required to be accounted for under the equity method. Management elected fair value accounting to reduce operational and accounting complexity, in particular related to the future implementation of the Investment Company Audit Guide SOP. Since the funds account for all of their underlying assets at full fair value, the impact of applying the equity method to Citigroup's investment in these funds was equivalent to fair value accounting. Thus, this fair value election had no impact on opening retained earnings.

        These fund investments, which totaled $2.0 billion as of September 30, 2007, are classified as Investments on the Consolidated Balance Sheet. Changes in the fair values of these investments are classified in Other revenue in the Consolidated Statement of Income.

Certain mortgage loans held-for-sale

        Citigroup has elected the fair value option for certain purchased and originated prime fixed-rate and conforming adjustable-rate first mortgage loans held-for-sale. These loans are intended for sale or securitization and are hedged with derivative instruments. The Company has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications. The fair value option was not elected for loans held for investment, as those loans are not hedged with derivative instruments. This election was effective for applicable instruments originated or purchased since September 1, 2007.

        The balance for these mortgage loans held-for-sale, classified as Other assets, was $5.2 billion as of September 30, 2007. The aggregate fair value exceeded the unpaid principal balances by $36 million as of September 30, 2007. None of these loans were 90 days or more past due, nor were any on a non-accrual basis.

        The changes in fair values of these mortgage loans held-for-sale is reported in Other revenue in the Company's Consolidated Statement of Income. The changes in fair value during the third quarter 2007 due to instrument-specific credit risk were immaterial. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

Items selected for fair value accounting in accordance with SFAS 155 and SFAS 156

Certain hybrid financial instruments

        The Company has elected to apply fair value accounting under SFAS 155 for certain hybrid financial assets and liabilities whose performance is linked to risks other than interest rate, foreign exchange or inflation (e.g., equity, credit or commodity risks). In addition, the Company has elected fair value accounting under SFAS 155 for residual interests retained from securitizing certain financial assets. These elections are applicable only to those transactions originated after January 1, 2006.

        The Company has elected fair value accounting for these instruments, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. In addition, the accounting for these instruments is simplified under a fair value approach as it eliminates the complicated operational requirements of bifurcating the embedded derivatives from the host contracts and accounting for each separately. The hybrid financial instruments are classified as loans, deposits, trading liabilities (for pre-paid derivatives) or debt on the Company's Consolidated Balance Sheet according to their legal form, while residual interests in certain securitizations are classified as trading account assets.

        The outstanding balances for these hybrid financial instruments classified in Loans is $686 million, while $3.2 billion is in Interest-bearing deposits, $7.2 billion in Trading account liabilities, $4.0 billion in Short-term borrowings and $26.1 billion in Long-term debt on the Consolidated Balance Sheet as of September 30, 2007. In addition, $2.4 billion was reported in Trading account assets for the residual interests in securitizations.

        For hybrid financial instruments for which fair value accounting has been elected under SFAS 155 and that are classified as Long-term debt, the aggregate fair value exceeds the aggregate unpaid principal balance by $852 million as of September 30, 2007, while the difference for those instruments classified as Loans is immaterial.

        Changes in fair value for hybrid financial instruments, which in most cases includes a component for accrued interest, are recorded in Principal transactions in the Company's Consolidated Statement of Income. Interest accruals for certain hybrid instruments classified as trading assets are recorded separately from the change in fair value as interest revenue in the Company's Consolidated Statement of Income.

Mortgage servicing rights

        On January 1, 2006, the Company elected to early-adopt fair value accounting under SFAS 156 for mortgage servicing rights (MSRs). The fair value for these MSRs is determined using an option-adjusted spread valuation approach. This approach consists of projecting servicing cash flows under multiple interest rate scenarios, and discounting these cash flows using risk-adjusted discount rates. The model assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The fair value of MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company hedges a significant portion of the values of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities, and purchased securities classified as trading. See Note 13 on page 68 for further discussions regarding the accounting and reporting of MSRs.

        These MSRs, which totaled $10.0 billion as of September 30, 2007, are classified as Intangible assets on Citigroup's Consolidated Balance Sheet. Changes in fair value for MSRs are recorded in Commissions and fees in the Company's Consolidated Statement of Income.

Items Measured at Fair Value on a Recurring Basis

        The following table presents for each of the fair value hierarchy levels, the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2007. The Company often hedges positions that have been classified in the Level 3 category with financial instruments that have been classified as Level 1 or Level 2. The Company also hedges items classified in the Level 3 category with instruments also classified in Level 3 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

In millions of dollars	Level 1	Level 2	Level 3	Gross Inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$183,383	$16	$183,399	$(58,070)	$125,329
Trading account assets
Trading securities	176,316	239,074	80,672	496,062	—	496,062
Derivatives	7,943	355,681	22,720	386,344	(301,186)	85,158
Investments	66,435	146,128	20,644	233,207	—	233,207
Loans(2)	—	2,769	2	2,771	—	2,771
Mortgage servicing rights	—	—	9,957	9,957	—	9,957
Other financial assets measured on a recurring basis	$8	$11,999	$824	$12,831	$—	$12,831

Total Assets	$250,702	$939,034	$134,835	$1,324,571	$(359,256)	$965,315

Liabilities
Interest-bearing deposits	$—	$3,372	$89	$3,461	$—	$3,461
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	364,936	6,487	371,423	(58,070)	313,353
Trading account liabilities
Securities sold not yet purchased	89,043	11,771	894	101,708	—	101,708
Derivatives	8,307	382,912	21,161	412,380	(298,465)	113,915
Short-term borrowings	—	3,225	6,036	9,261	—	9,261
Long-term debt	—	26,118	5,687	31,805	—	31,805
Other financial liabilities measured on a recurring basis	—	946	1	947	—	947

Total Liabilities	$97,350	$793,280	$40,355	$930,985	$(356,535)	$574,450

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements", and (ii) derivative exposures covered by a qualifying master netting agreement in accordance with FASB Interpretation No. 39, "Offsetting of Amounts Relating to Certain Contracts," and the market value adjustment.

(2)
There is no allowance for loan losses recorded for loans reported at fair value.

        The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2007. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

        The Company often hedges positions with offsetting positions that are classified in a different level. For example, the gains and losses for assets and liabilities in the Level 3 category presented in the tables below do not reflect the effect of offsetting losses and gains on hedging instruments that have been classified by the Company in the Level 1 and Level 2 categories. The Company also hedges items classified in the Level 3 category with instruments also classified in Level 3 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

		Net realized/unrealized gains(losses) included in
							Unrealized gains (losses) still held(3)
				Transfers in and/or out of Level 3	Purchases, issuances and settlements
In millions of dollars	June 30, 2007	Principal transactions	Other(1) (2)			September 30, 2007
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$—	$16	$—
Trading account assets
Trading securities	42,945	(1,609)	—	8,938	30,398	80,672	(1,813)
Derivatives, net(4)	(1,184)	1,325	—	2,248	(830)	1,559	1,464
Investments	20,201	—	372	495	(424)	20,644	106
Loans	1,195	—	—	(1,252)	59	2	—
Mortgage servicing rights	10,072	—	(267)	—	152	9,957	(325)
Other financial assets measured on a recurring basis	1,106	—	15	—	29	1,150	10
Liabilities
Interest-bearing deposits	$90	$—	$—	$—	$(1)	$89	$(3)
Securities sold under agreements to repurchase	6,241	(86)	—	—	160	6,487	(81)
Trading account liabilities
Securities sold not yet purchased	653	(58)	—	46	137	894	(41)
Short-term borrowings	2,652	—	(21)	1,831	1,532	6,036	14
Long-term debt	1,804		(92)	3,637	154	5,687	(85)
Other financial liabilities measured on a recurring basis	31	—	1	—	(29)	1	—

(1)
Changes in fair value for Available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs are recorded in Commissions and fees on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at September 30, 2007.

(4)
Total Level 3 derivative exposures have been netted on these tables for presentation purposes only.

		Net realized/unrealized gains(losses) included in
							Unrealized gains (losses) still held(3)
				Transfers in and/or out of Level 3	Purchases, issuances and settlements
In millions of dollars	January 1, 2007	Principal transactions	Other(1) (2)			September 30, 2007
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$—	$16	$—
Trading account assets
Trading securities	22,415	(1,485)	—	14,020	45,722	80,672	(2,136)
Derivatives, net(4)	1,875	2,010	—	1,142	(3,468)	1,559	(53)
Investments	11,468	—	1,221	1,508	6,447	20,644	314
Loans	—	(8)	—	(793)	803	2	—
Mortgage servicing rights	5,439	—	1,257	—	3,261	9,957	1,257
Other financial assets measured on a recurring basis	948	—	24	—	178	1,150	3
Liabilities
Interest-bearing deposits	$60	$12	$—	$(33)	$74	$89	$(4)
Securities sold under agreements to repurchase	6,778	(97)	—	84	(472)	6,487	(50)
Trading account liabilities
Securities sold not yet purchased	467	(22)	—	(167)	572	894	(138)
Short-term borrowings	2,214	9	(21)	1,483	2,327	6,036	—
Long-term debt	1,693	(11)	(92)	3,729	162	5,687	(70)
Other financial liabilities measured on a recurring basis	—	—	(23)	(1)	(21)	1	—

(1)
Changes in fair value for Available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs are recorded in Commissions and fees on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at September 30, 2007.

(4)
Total Level 3 derivative exposures have been netted on these tables for presentation purposes only.

Components of Level 3

        The following are the major components of the Level 3 fair value hierarchy:

  •
  Residual interests from the securitization of US credit card receivables (IO Strip)—A residual interest from a securitization is an asset that represents a retained beneficial interest in the future cash flows created by the securitization that qualifies as a sale.

  •
  Mortgage servicing rights—A mortgage servicing right (MSR) arises from a contract to service mortgage loans under which Citigroup is obligated to perform specific loan administration functions (i.e., send bills, deposit payments, update account balances, follow up on delinquent accounts) and is compensated with contractually specified servicing fees. A MSR asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing mortgage loans are expected to more than adequately compensate Citigroup for performing the servicing. MSRs may either be purchased from an existing servicer or created through the sale of a loan to an investor with servicing retained.

  •
  Private equity investments managed by CAI and CMB—Private equity involves the purchase of an ownership stake in a company which is privately held. The securities are not listed on an exchange. In addition, there may be transfer restrictions on private equities.

  •
  Asset-backed commercial paper (ABCP)—ABCP is short-term debt issued by an SPE. The SPE issuer uses proceeds from the issuance to purchase asset-backed securities. Repayment of ABCP is dependent on collections from these investments or the issuance of new ABCP. This inventory is classified as Level 3 due to illiquidity in the ABCP market during the 2007 third quarter.

  •
  Loans classified as trading assets—Loans pending securitization or loans purchased in connection with the Company's trading activities where prices are unobservable during the period are classified as Level 3.

  •
  Structured credit products—Structured credit products include synthetic CDOs and other complex derivatives. Synthetic CDOs are not collateralized by a physical portfolio of assets like bonds or loans. Instead, synthetic CDOs gain credit exposure to a portfolio of fixed income assets through the use of credit default swaps. Only structured credit products where key inputs, such as correlation, are not observable are classified as Level 3.

Items Measured at Fair Value on a Nonrecurring Basis

        Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These include assets such as loans held-for-sale that are measured at the lower of cost or market (LOCOM) that were recognized at fair value below cost at the end of the period. Assets measured at cost that have been written down to fair value during the period as a result of an impairment are also included.

        As of September 30, 2007, loans held-for-sale carried at LOCOM with an aggregate cost of $20.9 billion were written down to fair value totaling $19.8 billion, of which $4.7 billion and $15.1 billion were determined based on Level 2 and Level 3 inputs, respectively. For both the three and nine months ended September 30, 2007, the resulting charges taken on loans held-for-sale carried at fair value below cost were $1.1 billion. For loans that are expected to be securitized that are carried at LOCOM, the inputs used to measure fair value include observable prices of asset-backed securities with similar collateral. These prices are adjusted to account for securitization uncertainties including portfolio composition, market conditions and liquidity.

        Customer relationship intangibles and fixed assets in the Japan Consumer Finance business were written down to their fair value of zero, resulting in an impairment charge of $152 million pre-tax ($98 million after-tax). For those assets that were written down due to impairment, fair value measurements were determined based upon discounted expected cash flows or a comparison to liquidation prices of comparable assets.

17.    Guarantees and Credit Commitments

Guarantees

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The following table summarizes at September 30, 2007 and December 31, 2006 all of the Company's guarantees and indemnifications, where management believes the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

        The following tables present information about the Company's guarantees at September 30, 2007 and December 31, 2006:

	Maximum Potential Amount of Future Payments
In billions of dollars at September 30, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value
				(in millions)
2007
Financial standby letters of credit	$57.8	$29.6	$87.4	$191.7
Performance guarantees	10.2	6.3	16.5	51.2
Derivative instruments	50.7	1,332.0	1,382.7	53,624.8
Loans sold with recourse	—	1.6	1.6	48.9
Securities lending indemnifications(1)	153.0	—	153.0	—
Credit card merchant processing(1)	60.5	—	60.5	—
Custody indemnifications(1)	—	56.4	56.4	—

Total	$332.2	$1,425.9	$1,758.1	$53,916.6

	Maximum Potential Amount of Future Payments
In billions of dollars at December 31, except carrying value in millions	Expire Within 1 Year	Expire After 1 Year	Total Amount Outstanding	Carrying Value
				(in millions)
2006
Financial standby letters of credit(2)	$46.7	$25.8	$72.5	$179.3
Performance guarantees(2)	11.2	4.6	15.8	47.2
Derivative instruments	42.0	916.6	958.6	16,836.0
Loans sold with recourse	—	1.6	1.6	51.9
Securities lending indemnifications(1)	110.7	—	110.7	—
Credit card merchant processing(1)	52.3	—	52.3	—
Custody indemnifications(1)	—	54.4	54.4	—

Total	$262.9	$1,003.0	$1,265.9	$17,114.4

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

Financial Standby Letters of Credit

        Citigroup issues standby letters of credit which substitute its own credit for that of the borrower. If a letter of credit is drawn down, the borrower is obligated to repay Citigroup. Standby letters of credit protect a third party from defaults on contractual obligations. Financial standby letters of credit include guarantees of payment of insurance premiums and reinsurance risks that support industrial revenue bond underwriting and settlement of payment obligations to clearing houses, and also support options and purchases of securities or in lieu of escrow deposit accounts. Financial standbys also backstop loans, credit facilities, promissory notes and trade acceptances.

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

Derivative Instruments

        Derivatives are financial instruments whose cash flows are based on a notional amount or an underlying instrument, where there is little or no initial investment, and whose terms require or permit net settlement. The main use of derivatives is to reduce risk for one party while offering the potential for high return (at increased risk) to another. Financial institutions often act as intermediaries for their clients, helping clients reduce their risks. However, derivatives may also be used to take a risk position. Derivative instruments include credit default swaps, total return swaps, written foreign exchange options, written put options, and written equity warrants.

Loans Sold with Recourse

        Loans sold with recourse represent the Company's obligations to reimburse the buyers for loan losses under certain circumstances. Recourse refers to the clause in a sales agreement under which a lender will fully reimburse the buyer/investor for any losses resulting from the purchased loans. This may be accomplished by the seller's taking back any loans that become delinquent.

Securities Lending Indemnifications

        Owners of securities frequently lend those securities for a fee to other parties who may sell them short or deliver them to another party to satisfy some other obligation. Banks may administer such securities lending programs for their clients. Securities lending indemnifications are issued by the bank to guarantee that a securities lending customer will be made whole in the event that the security borrower does not return the security subject to the lending agreement and collateral held is insufficient to cover the market value of the security.

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

Other Guarantees and Indemnifications

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

        The Company's maximum potential contingent liability related to both bankcard and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At September 30, 2007 and December 31, 2006, this maximum potential exposure was estimated to be $61 billion and $52 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure, based on the Company's historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At September 31, 2007 and December 31, 2006, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At September 30, 2007, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2007 and December 31, 2006, related to these indemnifications and they are not included in the table.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table and there are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2007 or December 31, 2006 for potential obligations that could arise from the Company's involvement with VTN associations.

        At September 30, 2007 and December 31, 2006, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table amounted to approximately $54 billion and $17 billion, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at September 30, 2007 and December 31, 2006, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1.15 billion and $1.1 billion, respectively, relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $110 billion and $92 billion at September 30, 2007 and December 31, 2006, respectively. Securities and other marketable assets held as collateral amounted to $53 billion and $42 billion and letters of credit in favor of the Company held as collateral amounted to $233 million and $142 million at September 30, 2007 and December 31, 2006, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Credit Commitments

        The table below summarizes Citigroup's other commitments as of September 30, 2007 and December 31, 2006.

In millions of dollars	September 30, 2007	December 31, 2006
Commercial and similar letters of credit	$9,177	$7,861
One- to four-family residential mortgages	7,424	3,457
Revolving open-end loans secured by one- to four-family residential properties	35,967	32,449
Commercial real estate, construction and land development	5,387	4,007
Credit card lines	1,030,123	987,409
Commercial and other consumer loan commitments	513,668	439,931

Total	$1,601,746	$1,475,114

Commercial and similar letter of credit

        A commercial letter of credit is an instrument by which Citigroup substitutes its credit for that of a customer to enable the customers to finance the purchase of goods or to incur other commitments. Citigroup issues a letter on behalf of its client to a supplier and agrees to pay them upon presentation of documentary evidence that the supplier has performed in accordance with the terms of the letter of credit. When drawn, the customer then is required to reimburse Citigroup.

One- to four-family residential mortgages

        A one-to-four family residential mortgage commitment is a written confirmation from Citigroup to a seller of a property that the bank will advance the specified sums enabling the buyer to complete the purchase.

Revolving open-end loans secured by one- to four-family residential properties

        Revolving open-end loans secured by one- to four-family residential properties are essentially home equity lines of credit. A home equity line of credit is a loan secured by a primary residence or second home to the extent of the excess of fair market value over the debt outstanding for the first mortgage.

Credit card lines

        Citigroup provides credit to customers by issuing credit cards. The credit card lines are unconditionally cancellable by the issuer.

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $282 billion and $251 billion with original maturity of less than one year at September 30, 2007 and December 31, 2006, respectively.

        In addition, included in this line item are highly-leveraged financing commitments which are agreements that provide funding to a borrower with higher levels of debt (measured by the ratio of debt capital to equity capital of the borrower) than is generally considered normal for other companies. This type of financing is commonly employed in corporate acquisitions, management buy-outs and similar transactions.

18.    Contingencies

        As described in the "Legal Proceedings" discussion on page 103, the Company has been a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

  (i)
  underwritings for, and research coverage of, WorldCom;

  (ii)
  underwritings for Enron and other transactions and activities related to Enron;

  (iii)
  transactions and activities related to research coverage of companies other than WorldCom; and

  (iv)
  transactions and activities related to the IPO Securities Litigation.

        As of September 30, 2007, the Company's litigation reserve for these matters, net of amounts previously paid or not yet paid but committed to be paid in connection with the Enron class action settlement and other settlements arising out of these matters, was approximately $2.8 billion.

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

19.   Citibank, N.A. and Subsidiaries

Statement of Changes in Stockholder's Equity (Unaudited)

	Nine Months Ended September 30,
In millions of dollars, except shares
	2007	2006
Common stock ($20 par value)
Balance, beginning of period—Shares: 37,534,553 in 2007 and 2006	$751	$751

Balance, end of period—Shares: 37,534,553 in 2007 and 2006	$751	$751

Surplus
Balance, beginning of period	$43,753	$37,978
Capital contribution from parent company	11,794	1,546
Employee benefit plans	30	115
Other	30	10

Balance, end of period	$55,607	$39,649

Retained earnings
Balance, beginning of period	$30,358	$24,062
Adjustment to opening balance, net of tax(1)	(96)	—

Adjusted balance, beginning of period	$30,262	$24,062
Net income	6,821	7,457
Dividends paid	(582)	(2,928)

Balance, end of period	$36,501	$28,591

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(1,709)	$(2,550)
Adjustment to opening balance, net of tax(2)	(1)	—

Adjusted balance, beginning of period	$(1,710)	$(2,550)
Net change in unrealized gains (losses) on investment securities, available-for-sale, net of tax	(741)	225
Net change in foreign currency translation adjustment, net of tax	1,688	1,158
Net change for cash flow hedges, net of tax	(972)	(418)
Pension liability adjustment, net of tax	88	(2)

Net change in Accumulated other comprehensive income	$63	$963

Balance, end of period	$(1,647)	$(1,587)

Total stockholder's equity
Balance, beginning of period	$73,153	$60,241
Adjustment to opening balance, net of tax(1)(2)	(97)	—

Adjusted balance, beginning of period	$73,056	$60,241
Changes during the period, net	18,156	7,163

Balance, end of period	$91,212	$67,404

Comprehensive income
Net income	$6,821	$7,457
Net change in Accumulated other comprehensive income	63	963

Total comprehensive income	$6,884	$8,420

(1)
The adjustment to opening balance for Retained earnings represents the total of the after-tax gain (loss) amounts for the adoption of the following accounting pronouncements:

•
SFAS 157 for $9 million,

•
SFAS 159 for $15 million,

•
FSP 13-2 for ($142) million, and

•
FIN 48 for $22 million.

  See Notes 1 and 16 on pages 55 and 77, respectively.

(2)
The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to several miscellaneous items previously reported in accordance with SFAS 115. The related unrealized gains and losses were reclassified to retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Note 1 and Note 16 on pages 55 and 77 for further discussions.

Reclassified to conform to the current period's presentation.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$910	$—	$—	$—	$—	$—	$(910)	$—
Interest revenue	103	8,716	4	1,743	2,010	22,128	(1,743)	32,961
Interest revenue—intercompany	1,423	390	1,739	32	197	(3,749)	(32)	—
Interest expense	2,043	6,798	1,322	44	189	10,452	(44)	20,804
Interest expense—intercompany	(26)	1,581	125	616	779	(2,459)	(616)	—

Net interest revenue	$(491)	$727	$296	$1,115	$1,239	$10,386	$(1,115)	$12,157

Commissions and fees	$—	$2,449	$—	$31	$53	$1,551	$(31)	$4,053
Commissions and fees—intercompany	—	56	—	4	6	(62)	(4)	—
Principal transactions	292	(3,213)	60	—	1	2,616	—	(244)
Principal transactions—intercompany	83	1,098	(313)	—	7	(875)	—	—
Other income	(1,097)	1,096	(17)	121	159	6,286	(121)	6,427
Other income—intercompany	821	451	26	7	4	(1,302)	(7)	—

Total non-interest revenues	$99	$1,937	$(244)	$163	$230	$8,214	$(163)	$10,236

Total revenues, net of interest expense	$518	$2,664	$52	$1,278	$1,469	$18,600	$(2,188)	$22,393

Provisions for credit losses and for benefits and claims	$—	$5	$—	$759	$839	$4,218	$(759)	$5,062

Expenses
Compensation and benefits	$47	$1,812	$—	$176	$226	$5,645	$(176)	$7,730
Compensation and benefits—intercompany	2	1	—	39	40	(43)	(39)	—
Other expense	84	1,011	1	123	167	5,568	(123)	6,831
Other expense—intercompany	62	512	14	73	114	(702)	(73)	—

Total operating expenses	$195	$3,336	$15	$411	$547	$10,468	$(411)	$14,561

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$323	$(677)	$37	$108	$83	$3,914	$(1,018)	$2,770
Income taxes (benefits)	(296)	(253)	10	42	19	1,058	(42)	538
Minority interest, net of taxes	—	—	—	—	—	20	—	20
Equities in undistributed income of subsidiaries	1,593	—	—	—	—	—	(1,593)	—

Income from continuing operations	$2,212	$(424)	$27	$66	$64	$2,836	$(2,569)	$2,212
Income from discontinued operations, net of taxes	—	—	—	—	—	—	—	—

Net income	$2,212	$(424)	$27	$66	$64	$2,836	$(2,569)	$2,212

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$5,202	$—	$—	$—	$—	$—	$(5,202)	$—
Interest revenue	132	5,847	—	1,518	1,800	16,950	(1,518)	24,729
Interest revenue—intercompany	1,095	136	892	54	121	(2,244)	(54)	—
Interest expense	1,579	4,827	593	45	182	7,720	(45)	14,901
Interest expense—intercompany	3	767	210	480	673	(1,653)	(480)	—

Net interest revenue	$(355)	$389	$89	$1,047	$1,066	$8,639	$(1,047)	$9,828

Commissions and fees	$—	$2,152	$—	$17	$39	$1,729	$(17)	$3,920
Commissions and fees—intercompany	—	89	—	13	12	(101)	(13)	—
Principal transactions	(8)	2,214	(106)	—	1	(87)	—	2,014
Principal transactions—intercompany	(31)	(1,166)	69	—	—	1,128	—	—
Other income	(563)	584	(63)	108	159	5,543	(108)	5,660
Other income—intercompany	551	546	84	6	6	(1,187)	(6)	—

Total non-interest revenues	$(51)	$4,419	$(16)	$144	$217	$7,025	$(144)	$11,594

Total revenues, net of interest expense	$4,796	$4,808	$73	$1,191	$1,283	$15,664	$(6,393)	$21,422

Provisions for credit losses and for benefits and claims	$—	$6	$—	$294	$350	$1,761	$(294)	$2,117

Expenses
Compensation and benefits	$31	$2,232	$—	$195	$247	$4,208	$(195)	$6,718
Compensation and benefits—intercompany	2	1	—	32	33	(36)	(32)	—
Other expense	36	829	—	126	175	4,178	(126)	5,218
Other expense—intercompany	43	396	18	44	61	(518)	(44)	—

Total operating expenses	$112	$3,458	$18	$397	$516	$7,832	$(397)	$11,936

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$4,684	$1,344	$55	$500	$417	$6,071	$(5,702)	$7,369
Income taxes (benefits)	(204)	415	20	185	149	1,640	(185)	2,020
Minority interest, net of taxes	—	—	—	—	—	46	—	46
Equities in undistributed income of subsidiaries	617	—	—	—	—	—	(617)	—

Income from continuing operations	$5,505	$929	$35	$315	$268	$4,385	$(6,134)	$5,303
Income from discontinued operations, net of taxes	—	69	—	—	—	133	—	202

Net income	$5,505	$998	$35	$315	$268	$4,518	$(6,134)	$5,505

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$7,746	$—	$—	$—	$—	$—	$(7,746)	$—
Interest revenue	299	23,938	4	4,949	5,771	61,679	(4,949)	91,691
Interest revenue—intercompany	4,065	1,086	4,435	105	460	(10,046)	(105)	—
Interest expense	5,753	18,797	3,260	137	560	29,168	(137)	57,538
Interest expense—intercompany	(69)	4,107	521	1,650	2,147	(6,706)	(1,650)	—

Net interest revenue	$(1,320)	$2,120	$658	$3,267	$3,524	$29,171	$(3,267)	$34,153

Commissions and fees	$—	$8,122	$—	$75	$140	$8,025	$(75)	$16,287
Commissions and fees—intercompany	—	95	—	14	16	(111)	(14)	—
Principal transactions	91	(887)	(412)	—	4	6,757	—	5,553
Principal transactions—intercompany	66	1,111	(162)	—	(31)	(984)	—	—
Other income	(131)	3,446	119	341	504	14,551	(341)	18,489
Other income—intercompany	(5)	1,079	(89)	20	(39)	(946)	(20)	—

Total non-interest revenues	$21	$12,966	$(544)	$450	$594	$27,292	$(450)	$40,329

Total revenues, net of interest expense	$6,447	$15,086	$114	$3,717	$4,118	$56,463	$(11,463)	$74,482

Provisions for credit losses and for benefits and claims	$—	$29	$—	$1,587	$1,767	$8,950	$(1,587)	$10,746

Expenses
Compensation and benefits	$99	$8,816	$—	$507	$667	$15,769	$(507)	$25,351
Compensation and benefits—intercompany	8	1	—	120	121	(130)	(120)	—
Other expense	324	2,617	2	399	541	16,152	(399)	19,636
Other expense—intercompany	175	1,388	43	224	302	(1,908)	(224)	—

Total operating expenses	$606	$12,822	$45	$1,250	$1,631	$29,883	$(1,250)	$44,987

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$5,841	$2,235	$69	$880	$720	$17,630	$(8,626)	$18,749
Income taxes (benefits)	(857)	721	23	320	252	4,970	(320)	5,109
Minority interest, net of taxes	—	—	—	—	—	190	—	190
Equities in undistributed income of subsidiaries	6,752	—	—	—	—	—	(6,752)	—

Income from continuing operations	$13,450	$1,514	$46	$560	$468	$12,470	$(15,058)	$13,450
Income from discontinued operations, net of taxes	—	—	—	—	—	—	—	—

Net income	$13,450	$1,514	$46	$560	$468	$12,470	$(15,058)	$13,450

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$9,165	$—	$—	$—	$—	$—	$(9,165)	$—
Interest revenue	325	17,187	—	4,384	5,199	47,463	(4,384)	70,174
Interest revenue—intercompany	3,027	357	2,219	44	287	(5,890)	(44)	—
Interest expense	4,354	13,597	1,524	145	546	20,704	(145)	40,725
Interest expense—intercompany	(37)	1,964	550	1,227	1,784	(4,261)	(1,227)	—

Net interest revenue	$(965)	$1,983	$145	$3,056	$3,156	$25,130	$(3,056)	$29,449

Commissions and fees	—	$6,981	—	$48	$119	$7,221	$(48)	$14,321
Commissions and fees—intercompany	—	233	—	35	34	(267)	(35)	—
Principal transactions	28	3,661	(96)	—	5	2,354	—	5,952
Principal transactions—intercompany	(1)	(853)	62	—	—	792	—	—
Other income	187	2,586	88	331	446	12,758	(331)	16,065
Other income—intercompany	(182)	921	(57)	16	13	(695)	(16)	—

Total non-interest revenues	$32	$13,529	$(3)	$430	$617	$22,163	$(430)	$36,338

Total revenues, net of interest expense	$8,232	$15,512	$142	$3,486	$3,773	$47,293	$(12,651)	$65,787

Provisions for credit losses and for benefits and claims	$—	$33	$—	$879	$1,016	$4,558	$(879)	$5,607

Expenses
Compensation and benefits	$52	$8,445	$—	$575	$730	$13,128	$(575)	$22,355
Compensation and benefits—intercompany	6	1	—	104	105	(112)	(104)	—
Other expense	101	2,670	1	387	509	12,427	(387)	15,708
Other expense—intercompany	116	1,198	32	137	188	(1,534)	(137)	—

Total operating expenses	$275	$12,314	$33	$1,203	$1,532	$23,909	$(1,203)	$38,063

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$7,957	$3,165	$109	$1,404	$1,225	$18,826	$(10,569)	$22,117
Income taxes (benefits)	(740)	965	43	499	377	5,215	(499)	5,860
Minority interest, net of taxes	—	—	—	—	—	137	—	137
Equities in undistributed income of subsidiaries	7,712	—	—	—	—	—	(7,712)	—

Income from continuing operations	$16,409	$2,200	$66	$905	$848	$13,474	$(17,782)	$16,120
Income from discontinued operations, net of taxes	—	84	—	—	—	205	—	289

Net income	$16,409	$2,284	$66	$905	$848	$13,679	$(17,782)	$16,409

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Assets
Cash and due from banks	$—	$5,196	$52	$239	$339	$32,639	$(239)	$38,226
Cash and due from banks—intercompany	35	864	—	140	159	(1,058)	(140)	—
Federal funds sold and resale agreements	—	338,085	—	—	—	45,132	—	383,217
Federal funds sold and resale agreements—intercompany	—	14,146	—	—	—	(14,146)	—	—
Trading account assets	21	348,280	120	10	41	232,758	(10)	581,220
Trading account assets—intercompany	723	8,065	1,588	—	13	(10,389)	—	—
Investments	7,082	425	—	2,488	3,110	230,211	(2,488)	240,828
Loans, net of unearned income	—	826	—	48,113	57,178	715,965	(48,113)	773,969
Loans, net of unearned income—intercompany	—	—	122,460	8,219	14,171	(136,631)	(8,219)	—
Allowance for loan losses	—	(74)	—	(1,268)	(1,428)	(11,226)	1,268	(12,728)

Total loans, net	$—	$752	$122,460	$55,064	$69,921	$568,108	$(55,064)	$761,241
Advances to subsidiaries	107,369	—	—	—	—	(107,369)	—	—
Investments in subsidiaries	166,908	—	—	—	—	—	(166,908)	—
Other assets	10,570	89,231	76	5,327	6,998	246,659	(5,327)	353,534
Other assets—intercompany	5,246	32,804	4,206	316	893	(43,149)	(316)	—

Total assets	$297,954	$837,848	$128,502	$63,584	$81,474	$1,179,396	$(230,492)	$2,358,266

Liabilities and stockholders' equity
Deposits	$—	$—	$—	$—	$—	$812,850	$—	$812,850
Federal funds purchased and securities loaned or sold	—	383,976	—	—	—	56,393	—	440,369
Federal funds purchased and securities loaned or sold—intercompany	—	2,752	—	—	—	(2,752)	—	—
Trading account liabilities	5	142,073	103	—	—	73,442	—	215,623
Trading account liabilities—intercompany	49	5,896	263	—	26	(6,234)	—	—
Short-term borrowings	5,444	26,808	52,611	—	1,574	107,867	—	194,304
Short-term borrowings—intercompany	—	77,740	38,619	10,486	40,630	(156,989)	(10,486)	—
Long-term debt	153,986	28,904	33,607	3,338	14,286	133,743	(3,338)	364,526
Long-term debt—intercompany	—	30,756	1,017	40,751	16,248	(48,021)	(40,751)	—
Advances from subsidiaries	1,174	—	—	—	—	(1,174)	—	—
Other liabilities	8,295	107,594	291	2,032	2,069	85,232	(2,032)	203,481
Other liabilities—intercompany	1,888	11,449	260	587	248	(13,845)	(587)	—
Stockholders' equity	127,113	19,900	1,731	6,390	6,393	138,884	(173,298)	127,113

Total liabilities and stockholders' equity	$297,954	$837,848	$128,502	$63,584	$81,474	$1,179,396	$(230,492)	$2,358,266

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Assets
Cash and due from banks	$—	$3,752	$—	$216	$313	$22,449	$(216)	$26,514
Cash and due from banks—intercompany	21	669	—	172	190	(880)	(172)	—
Federal funds sold and resale agreements	—	269,949	—	—	—	12,868	—	282,817
Federal funds sold and resale agreements—intercompany	—	5,720	—	—	—	(5,720)	—	—
Trading account assets	38	281,290	—	—	36	112,561	—	393,925
Trading account assets—intercompany	224	6,257	1	—	9	(6,491)	—	—
Investments	9,088	—	—	2,290	2,808	261,695	(2,290)	273,591
Loans, net of unearned income	—	932	—	44,809	53,614	624,646	(44,809)	679,192
Loans, net of unearned income—Intercompany	—	—	83,308	8,116	11,234	(94,542)	(8,116)	—
Allowance for loan losses	—	(60)	—	(954)	(1,099)	(7,781)	954	(8,940)

Total loans, net	$—	$872	$83,308	$51,971	$63,749	$522,323	$(51,971)	$670,252
Advances to subsidiaries	90,112	—	—	—	—	(90,112)	—	—
Investments in subsidiaries	146,904	—	—	—	—	—	(146,904)	—
Other assets	8,234	66,761	552	4,708	6,208	155,464	(4,708)	237,219
Other assets—intercompany	2,969	16,153	4,241	260	388	(23,751)	(260)	—

Total assets	$257,590	$651,423	$88,102	$59,617	$73,701	$960,406	$(206,521)	$1,884,318

Liabilities and stockholders' equity
Deposits	$—	$—	$—	$—	$—	$712,041	$—	$712,041
Federal funds purchased and securities loaned or sold	—	304,470	—	—	—	44,765	—	349,235
Federal funds purchased and securities loaned or sold—Intercompany	1,910	2,283	—	—	—	(4,193)	—	—
Trading account liabilities	5	106,174	51	—	—	39,657	—	145,887
Trading account liabilities—intercompany	128	2,829	93	—	—	(3,050)	—	—
Short-term borrowings	32	14,102	43,345	1,201	3,137	40,217	(1,201)	100,833
Short-term borrowings—intercompany	—	47,178	22,494	9,739	24,130	(93,802)	(9,739)	—
Long-term debt	125,350	28,719	18,847	2,904	13,222	102,356	(2,904)	288,494
Long-term debt—intercompany	399	24,038	1,644	33,050	24,349	(50,430)	(33,050)	—
Advances from subsidiaries	2,565	—	—	—	—	(2,565)	—	—
Other liabilities	6,246	95,113	139	1,362	1,194	65,353	(1,362)	168,045
Other liabilities—intercompany	1,172	6,498	179	628	334	(8,183)	(628)	—
Stockholders' equity	119,783	20,019	1,310	10,733	7,335	118,240	(157,637)	119,783

Total liabilities and stockholders' equity	$257,590	$651,423	$88,102	$59,617	$73,701	$960,406	$(206,521)	$1,884,318

        Reclassified to conform to the current period's presentation.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities of continuing operations	$927	$(39,555)	$(62)	$2,791	$2,063	$(74,180)	$(2,791)	$(110,807)

Cash flows from investing activities
Change in loans	$—	$106	$(41,717)	$(5,278)	$(5,714)	$(228,590)	$5,278	$(275,915)
Proceeds from sales and securitizations of loans	—	—	—	—	—	196,938	—	196,938
Purchases of investments	(8,277)	(425)	—	(546)	(1,279)	(192,665)	546	(202,646)
Proceeds from sales of investments	3,958	—	—	109	428	143,187	(109)	147,573
Proceeds from maturities of investments	6,171	—	—	237	612	93,794	(237)	100,577
Changes in investments and advances—intercompany	(20,593)	—	—	(103)	(2,937)	23,530	103	—
Business acquisitions	—	—	—	—	—	(15,186)	—	(15,186)
Other investing activities	—	(5,120)	—	—	—	(2,298)	—	(7,418)

Net cash (used in) provided by investing activities	$(18,741)	$(5,439)	$(41,717)	$(5,581)	$(8,890)	$18,710	$5,581	$(56,077)

Cash flows from financing activities
Dividends paid	$(8,086)	$—	$—	$—	$—	$—	$—	$(8,086)
Dividends paid-intercompany	—	(1,868)	—	(4,900)	(1,500)	3,368	4,900	—
Issuance of common stock	1,007	—	—	—	—	—	—	1,007
Redemption or retirement of preferred stock	(800)	—	—	—	—	—	—	(800)
Treasury stock acquired	(663)	—	—	—	—	—	—	(663)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	23,674	(1,127)	15,580	434	1,064	477	(434)	39,668
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	(399)	6,360	1,319	7,701	(8,101)	821	(7,701)	—
Change in deposits	—	—	—	—	—	84,523	—	84,523
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	5,412	12,706	9,187	(1,200)	(807)	36,565	1,200	63,063
Net change in short-term borrowings and other advances—intercompany	(1,391)	30,562	15,370	747	16,166	(60,707)	(747)	—
Capital contributions from parent	—	—	375	—	—	(375)	—	—
Other financing activities	(926)	—	—	(1)	—	—	1	(926)

Net cash provided by financing activities	$17,828	$46,633	$41,831	$2,781	$6,822	$64,672	$(2,781)	$177,786

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$810	$—	$810

Net increase (decrease) in cash and due from banks	$14	$1,639	$52	$(9)	$(5)	$10,012	$9	$11,712
Cash and due from banks at beginning of period	21	4,421	—	388	503	21,569	(388)	26,514

Cash and due from banks at end of period from continuing operations	$35	$6,060	$52	$379	$498	$31,581	$(379)	$38,226

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(1,733)	$366	$(10)	$558	$45	$5,955	$(558)	$4,623
Interest	$5,058	$22,397	$4,848	$1,876	$324	$20,531	$(1,876)	$53,158
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$857	$880	$659	$(857)	$1,539

Reclassified to conform to the current period's presentation.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities of continuing operations	$9,449	$(66)	$(153)	$4,128	$4,524	$23,887	$(4,128)	$37,641

Cash flows from investing activities
Change in loans	$—	$31	$—	$(4,122)	$(4,443)	$(252,687)	$4,122	$(257,099)
Proceeds from sales and securitizations of loans	—	—	—	—	—	180,427	—	180,427
Purchases of investments	(13,499)	—	—	(4,147)	(5,523)	(193,464)	4,147	(212,486)
Proceeds from sales of investments	3,543	—	—	636	1,076	49,121	(636)	53,740
Proceeds from maturities of investments	8,173	—	—	3,378	4,331	77,659	(3,378)	90,163
Changes in investments and advances—intercompany	(11,008)	—	(20,942)	(2,614)	(1,008)	32,958	2,614	—
Business acquisitions	—	(9)	—	—	—	9	—	—
Other investing activities	—	(45)	—	—	—	(3,836)	—	(3,881)

Net cash used in investing activities	$(12,791)	$(23)	$(20,942)	$(6,869)	$(5,567)	$(109,813)	$6,869	$(149,136)

Cash flows from financing activities
Dividends paid	$(7,420)	$—	$—	$—	$—	$—	$—	$(7,420)
Dividends paid-intercompany	—	(3,666)	—	—	(160)	3,826	—	—
Issuance of common stock	1,210	—	—	—	—	—	—	1,210
Redemption or retirement of preferred stock	(125)	—	—	—	—	—	—	(125)
Treasury stock acquired	(6,000)	—	—	—	—	—	—	(6,000)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	12,884	(8,485)	10,708	(1,090)	(658)	26,565	1,090	41,014
Proceeds/(Repayments) from issuance of long-term debt—intercompany, net	1,104	4,968	—	3,232	(7,779)	1,707	(3,232)	—
Change in deposits	—	—	—	(1)	—	78,440	1	78,440
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(2)	(1,062)	670	(1,520)	(2,368)	6,333	1,520	3,571
Net change in short-term borrowings and other advances—intercompany	2,139	8,789	8,967	1,507	11,273	(31,168)	(1,507)	—
Capital contributions from parent	—	—	750	—	301	(1,051)	—	—
Other financing activities	(659)	—	—	270	2	(2)	(270)	(659)

Net cash provided by financing activities	$3,131	$544	$21,095	$2,398	$611	$84,650	$(2,398)	$110,031

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$375	—	$375

Net (decrease)/increase in cash and due from banks	$(211)	$455	$—	$(343)	$(432)	$(901)	$343	$(1,089)
Cash and due from banks at beginning of period	247	3,913	1	687	876	18,595	$(687)	23,632

Cash and due from banks at end of period from continuing operations	$36	$4,368	$1	$344	$444	$17,694	$(344)	$22,543

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(690)	$1,489	$29	$483	$64	$4,495	$(483)	$5,387
Interest	$4,009	$15,069	$2,027	$138	$369	$15,761	$(138)	37,235
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$779	$799	$218	$(779)	$1,017

21.   Fourth Quarter 2007 Subsequent Event

Sub-prime Related Exposure in Securities and Banking

        On November 4, 2007, the Company announced significant declines since September 30, 2007 in the fair value of the approximately $55 billion in U.S. sub-prime related direct exposures in its Securities and Banking (S&B) business. Citi estimates that, at the present time, the reduction in revenues attributable to these declines ranges from approximately $8 billion to $11 billion (representing a decline of approximately $5 billion to $7 billion in net income on an after-tax basis).

        These declines in the fair value of Citi's sub-prime related direct exposures followed a series of rating agency downgrades of sub-prime U.S. mortgage related assets and other market developments, which occurred after the end of the third quarter. The impact on Citi's financial results for the fourth quarter from changes in the fair value of these exposures will depend on future market developments and could differ materially from the range above.

        The $55 billion in U.S. sub-prime direct exposure in S&B as of September 30, 2007 consisted of (a) approximately $11.7 billion of sub-prime related exposures in its lending and structuring business, and (b) approximately $43 billion of exposures in the most senior tranches (super senior tranches) of collateralized debt obligations which are collateralized by asset-backed securities (ABS CDOs).

Lending and Structuring Exposures

        Citi's approximately $11.7 billion of sub-prime related exposures in the lending and structuring business as of September 30, 2007 compares to approximately $13 billion of sub-prime related exposures in the lending and structuring business at the end of the second quarter and approximately $24 billion at the beginning of the year. The $11.7 billion of sub-prime related exposures includes approximately $2.7 billion of CDO warehouse inventory and unsold tranches of ABS CDOs, approximately $4.2 billion of actively managed sub-prime loans purchased for resale or securitization at a discount to par primarily in the last six months, and approximately $4.8 billion of financing transactions with customers secured by sub-prime collateral. These amounts represent fair value determined based on observable transactions and other market data. Following the downgrades and market developments referred to above, the fair value of the CDO warehouse inventory and unsold tranches of ABS CDOs has declined significantly, while the declines in the fair value of the other sub-prime related exposures in the lending and structuring business have not been significant.

ABS CDO Super Senior Exposures

        Citi's $43 billion in ABS CDO super senior exposures as of September 30, 2007 is backed primarily by sub-prime RMBS collateral. These exposures include approximately $25 billion in commercial paper principally secured by super senior tranches of high grade ABS CDOs and approximately $18 billion of super senior tranches of ABS CDOs, consisting of approximately $10 billion of high grade ABS CDOs, approximately $8 billion of mezzanine ABS CDOs and approximately $0.2 billion of ABS CDO-squared transactions.

        Although the principal collateral underlying these super senior tranches is U.S. sub-prime RMBS, as noted above, these exposures represent the most senior tranches of the capital structure of the ABS CDOs. These super senior tranches are not subject to valuation based on observable market transactions. Accordingly, fair value of these super senior exposures is based on estimates about, among other things, future housing prices to predict estimated cash flows, which are then discounted to a present value. The rating agency downgrades and market developments referred to above have led to changes in the appropriate discount rates applicable to these super senior tranches, which have resulted in significant declines in the estimates of the fair value of S&B super senior exposures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Enron Corp.

        On August 27, 2007, the District Court for the Southern District of New York in IN RE ENRON CORP. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

Parmalat

        On August 8, 2007, the Parma prosecutors completed their preliminary investigation and accused 13 Citigroup employees of criminal bankruptcy offenses under Italian law, arising out of the collapse of Parmalat.

        On October 2, 2007, the New Jersey trial court in BONDI v. CITIGROUP denied Citigroup's renewed motion to dismiss the complaint for forum non conveniens and set a trial date of May 5, 2008.

IPO Securities Litigation

        On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A. Risk Factors

        There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
In connection with the November 2002 acquisition by the Company of Golden State Bancorp Inc., on August 2, 2007, the Company issued to GSB Investments Corp., a Delaware corporation (GSB Investments), and Hunter's Glen/Ford, Ltd., a limited partnership organized under the laws of the State of Texas (HG/F), respectively, 446,734 and 111,683 shares of Company common stock. These shares were issued in satisfaction of the rights of GSB Investments and HG/F to receive shares of Company common stock in respect of $28,971,804 of federal income tax benefits realized by the Company.

  In addition, on August 23, 2007, the Company issued to GSB Investments and HG/F, respectively, 9,974 and 2,493 shares of Company common stock. These shares were issued in satisfaction of the rights of GSB Investments and HG/F to receive shares of Company common stock in respect of $587,342 of federal income tax benefits realized by the Company.

  Both the August 2, 2007 and the August 23, 2007 issuances were made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof. GSB Investments and HG/F made certain representations to the Company as to investment intent and that they possessed a sufficient level of financial sophistication. The unregistered shares are subject to restrictions on transfer absent registration under or in compliance with the Securities Act of 1933.

(c)
Share Repurchases

  Under its long-standing repurchase program, the Company buys back common shares in the market or otherwise from time to time. The program is used for many purposes, including to offset dilution from stock-based compensation programs.

  The following table summarizes the Company's share repurchases during the first nine months of 2007:

In millions, except per share amounts	Total Shares Repurchased	Average Price Paid per Share	Dollar Value of Remaining Authorized Repurchase Program
First Quarter 2007
Open market repurchases(1)	12.1	$53.37	$6,767
Employee transactions(2)	8.1	$54.55	N/A

Total First Quarter 2007	20.2	$53.85	$6,767

Second Quarter 2007
Open market repurchases(3)	0.1	$51.42	$6,759
Employee transactions	1.3	$53.43	N/A

Total Second Quarter 2007	1.4	$53.20	$6,759

July 2007
Open market repurchases(3)	—	—	$6,759
Employee transactions	2.2	$52.04	N/A
August 2007
Open market repurchases(3)	0.2	$46.83	$6,749
Employee transactions	0.3	$49.97	N/A
September 2007
Open market repurchases(3)	—	—	$6,749
Employee transactions	0.1	$48.84	N/A

Third Quarter 2007
Open market repurchases(3)	0.2	$46.95	$6,749
Employee transactions	2.6	$51.69	N/A

Total Third Quarter 2007	2.8	$51.34	$6,749

Year-to-date 2007
Open market repurchases	12.4	$53.24	$6,749
Employee transactions	12.0	$53.82	N/A

Total year-to-date 2007	24.4	$53.52	$6,749

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

(3)
Represents repurchases recorded related to customer fails/errors.

N/A Not applicable

Item 6. Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of November, 2007.

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
3.01.3
Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 18, 2000, incorporated by reference to Exhibit 3.01.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1- 9924).
3.01.4
Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 17, 2001, incorporated by reference to Exhibit 3.01.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 1- 9924).
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
3.02		By-Laws of the Company, as amended, effective October 16, 2007, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 19, 2007 (File No. 1-9924).
10.01	+	Form of Citigroup Inc. Non-Employee Directors Compensation Plan (effective as of January 1, 2008).
10.02	+	Form of Citigroup Equity Award Agreement (effective November 1, 2007).
10.03	+	Form of Citigroup Reload Stock Option Grant Notification (effective November 1, 2007).
10.04
Share Exchange Agreement, dated as of October 31, 2007, between Citigroup Japan Holdings Ltd. and Nikko Cordial Corporation, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 31, 2007 (File No. 1-9924).
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

+
Filed herewith

QuickLinks

Part I—Financial Information
Citigroup Inc. TABLE OF CONTENTS
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX