Form 10-K
period 2007-12-31
CITIGROUP INC
filed 2008-02-22
CIK 831001

CITIGROUP’S 2007 ANNUAL REPORT ON FORM 10-K

THE COMPANY

Citigroup Inc. (Citigroup and, together with its subsidiaries, the Company) is a global diversified financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers. Citigroup has more than 200 million customer accounts and does business in more than 100 countries. Citigroup was incorporated in 1988 under the laws of the State of Delaware.

The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Some of the Company’s subsidiaries are subject to supervision and examination by their respective federal and state authorities. At December 31, 2007, the Company had approximately 147,000 full-time and 13,000 part-time employees in the United States and approximately 227,000 full-time employees outside the United States. The Company has completed certain strategic business acquisitions and divestitures during the past three years, details of which can be found in Notes 2 and 3 to the Consolidated Financial Statements on pages 122 and 125, respectively.

The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043, telephone number 212 559 1000. Additional information about Citigroup is available on the Company’s Web site at www.citigroup.com. Citigroup’s annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to these reports are available free of charge through the Company’s Web site by clicking on the “Investor Relations” page and selecting “All SEC Filings.” The Securities and Exchange Commission (SEC) Web site contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

Citigroup is managed along the following segment and product lines:

The following are the six regions in which Citigroup operates. The regional results are fully reflected in the product results.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA	Citigroup Inc. and Subsidiaries

In millions of dollars, except per share amounts	2007		2006		2005		2004		2003
Revenues, net of interest expense	$81,698		$89,615		$83,642		$79,635		$71,594
Operating expenses	61,488		52,021		45,163		49,782		37,500
Provisions for credit losses and for benefits and claims	18,509		7,955		9,046		7,117		8,924
Income from continuing operations before taxes, minority interest, and cumulative effect of accounting change	$1,701		$29,639		$29,433		$22,736		$25,170
Provision (benefits) for income taxes	(2,201)		8,101		9,078		6,464		7,838
Minority interest, net of taxes	285		289		549		218		274
Income from continuing operations before cumulative effect of accounting change	$3,617		$21,249		$19,806		$16,054		$17,058
Income from discontinued operations, net of taxes (1)	—		289		4,832		992		795
Cumulative effect of accounting change, net of taxes (2)	—		—		(49)		—		—
Net income	$3,617		$21,538		$24,589		$17,046		$17,853
Earnings per share
Basic:
Income from continuing operations	$0.73		$4.33		$3.90		$3.13		$3.34
Net income	0.73		4.39		4.84		3.32		3.49
Diluted:
Income from continuing operations	0.72		4.25		3.82		3.07		3.27
Net income	0.72		4.31		4.75		3.26		3.42
Dividends declared per common share	2.16		1.96		1.76		1.60		1.10
At December 31
Total assets	$2,187,631		$1,884,318		$1,494,037		$1,484,101		$1,264,032
Total deposits	826,230		712,041		591,828		561,513		473,614
Long-term debt	427,112		288,494		217,499		207,910		162,702
Mandatorily redeemable securities of subsidiary trusts (3)	23,594		9,579		6,264		6,209		6,057
Common stockholders’ equity	113,598		118,783		111,412		108,166		96,889
Total stockholders’ equity	113,598		119,783		112,537		109,291		98,014
Ratios:
Return on common stockholders’ equity (4)	2.9%		18.8%		22.3%		17.0%		19.8%
Return on total stockholders’ equity (4)	3.0		18.6		22.2		16.8		19.6
Tier 1 Capital	7.12%		8.59		8.79		8.74		8.91
Total Capital	10.70		11.65		12.02		11.85		12.04
Leverage (5)	4.03		5.16		5.35		5.20		5.56
Common stockholders’ equity to assets	5.19%		6.30%		7.46%		7.29%		7.67%
Total stockholders’ equity to assets	5.19		6.36		7.53		7.36		7.75
Dividend payout ratio (6)	300.0		45.5		37.1		49.1		32.2
Book value per common share	$22.74		$24.18		$22.37		$20.82		$18.79
Ratio of earnings to fixed charges and preferred stock dividends	1.02	x	1.51	x	1.79	x	2.00	x	2.41	x

(1)	Discontinued operations for 2003 to 2006 include the operations and associated gain on sale of substantially all of its Asset Management business. The majority of the sale closed on December 1, 2005. Discontinued operations from 2003 to 2006 also include the operations and associated gain on sale of Citigroup’s Travelers Life & Annuity, substantially all of Citigroup’s international insurance business and Citigroup’s Argentine pension business to MetLife Inc. The sale closed on July 1, 2005. See Note 3 to the Consolidated Financial Statements on page 125.
(2)	Accounting change of $(49) million in 2005 represents the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, (FIN 47).”
(3)	During 2004, the Company deconsolidated the subsidiary issuer trusts in accordance with FIN 46-R. For regulatory capital purposes, these trust securities remain a component of Tier 1 Capital. See “Capital Resources and Liquidity” on page 75.
(4)	The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on total stockholders’ equity is calculated using net income divided by average stockholders’ equity.
(5)	Tier 1 Capital divided by adjusted average assets.
(6)	Dividends declared per common share as a percentage of net income per diluted share.

Certain statements in this Annual Report on Form 10-K, including, but not limited to, statements made in “Management’s Discussion and Analysis,” particularly in the “Outlook” sections, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those included in these statements due to a variety of factors including, but not limited to, those described under “Risk Factors” on page 38.

MANAGEMENT’S DISCUSSION AND ANALYSIS

2007 IN SUMMARY

There were a number of highlights in 2007, including record performance of our International Consumer, Global Wealth Management and Transaction Services business segments.

These positives, however, were offset by disappointing results in our Markets & Banking business, which was significantly affected by write-downs related to direct subprime exposures, including CDOs, leveraged lending, and by significantly higher credit costs in our U.S. Consumer business. In 2007, Citigroup earned $3.6 billion from continuing operations on revenues of $81.7 billion. Income and EPS were both down 83% from 2006 levels.

Customer volume growth was strong, with average loans up 17%, average deposits up 20% and average interest-earning assets up 29% from year-ago levels. International Cards purchase sales were up 37%, while U.S. Cards sales were up 8%. In Global Wealth Management, client assets under fee-based management were up 27%. Branch activity included the opening or acquisition of 712 new branches during 2007 (510 internationally and 202 in the U.S.). We also completed several strategic acquisitions or investments (including Nikko Cordial, Egg, Quilter, GFU, Grupo Cuscatlan, ATD, and Akbank), which were designed to strengthen our franchises.

Revenues of $81.7 billion decreased 9% from 2006, primarily driven by significantly lower revenues in CMB due to write-downs related to subprime CDOs and leveraged lending. Revenues outside of CMB grew 14%. Our international operations recorded revenue growth of 15% in 2007, including a 28% increase in International Consumer and a $1.8 billion increase in International GWM, partially offset by a 9% decrease in International CMB.

Net interest revenue grew 19% from 2006, reflecting volume increases across all products. Net interest margin in 2007 was 2.45%, down 21 basis points from 2006, as higher funding costs exceeded the Company’s actions to better manage interest earning assets and reduce low-yielding asset balances, and increased ownership in Nikko Cordial (see the discussion of net interest margin on page 70). Non-interest revenue decreased 31% from 2006, primarily reflecting subprime write-downs. Securities and Banking finished the year ranked #1 in equity underwriting and #2 in completed mergers and acquisitions activity.

Operating expenses increased 18% from the previous year primarily driven by the impact of acquisitions, increased business volumes, charges related to the structural expense initiative and the impact of foreign exchange.

Our equity capital base and trust preferred securities grew to $137.2 billion at December 31, 2007. Stockholders’ equity decreased by $6.2 billion during 2007 to $113.6 billion, which included the distribution of $10.7 billion in dividends to common shareholders. Citigroup maintained its “well-capitalized” position with a Tier 1 Capital Ratio of 7.12% at December 31, 2007. Return on common equity was 2.9% for 2007.

During December 2007 and January 2008 we raised over $30 billion to strengthen our capital base. See page 75 for a discussion of our pro forma year-end capital ratios.

On January 14, 2008, the Board decreased the quarterly dividend on the Company’s common stock to $0.32 per share. This new dividend level will allow the Company to reinvest in growth opportunities and properly position the Company for both favorable and unfavorable economic conditions.

Credit costs increased $10.6 billion from year-ago levels, driven by an increase in NCLs of $3.1 billion and a net charge of $7.5 billion to build loan loss reserves.

U.S. Consumer credit costs increased $7.1 billion from year-ago levels, driven by a change in estimate of loan losses, increased NCLs and net builds to loan loss reserves. The increases were due to a weakening in credit indicators and sharply higher delinquencies on first and second mortgages related to the deterioration in the U.S. housing market. The NCL ratio increased 27 basis points to 1.46%.

International Consumer credit costs increased $2.3 billion, reflecting a change in estimate of loan losses, along with volume growth and credit weakness in certain countries, the impact of recent acquisitions, and the increase of NCLs in Japan Consumer Finance due to grey zone issues.

Markets & Banking credit costs increased $1.0 billion, driven by higher NCLs associated with subprime-related direct exposures. Corporate cash-basis loans increased $1.2 billion from year-ago levels to $1.8 billion.

The Company recorded an income tax benefit for 2007, resulting from the significant amount of consolidated pretax losses in the Company’s S&B and U.S. Consumer Lending businesses and the tax benefits of permanent differences.

On November 4, 2007, Charles Prince, Chairman and Chief Executive Officer, elected to retire from Citigroup. Robert Rubin served as Chairman between November 4 and December 11. On December 11, 2007, the Board appointed Vikram Pandit as CEO and Sir Win Bischoff as Chairman.

OUTLOOK FOR 2008

We enter the challenging environment of 2008 after a disappointing 2007. We are focused on establishing stability for our Company and developing opportunities for enduring growth. We have a stronger capital structure in place and are working to establish a mix of assets and businesses that maximize returns to shareholders.

Business Reviews

We are currently conducting business reviews through all of our franchises. The possible outcomes from these reviews include the focus on establishing stability for our Company; repositioning of low-return, non-strategic assets that do not support our growth strategy; redirection of capital to higher-return opportunities to drive shareholder value in the future; and streamlining certain businesses.

Our Goals in 2008

•

Our main goal is capital allocation excellence and we are aggressively building a new risk management culture. Our goal is to have the best risk management in the industry, transforming it into a key competitive advantage that will drive bottom-line results.

•

Strong expense management and the ability to execute productively against our plans are core to our priorities. Our re-engineering and expense management program is designed to make Citigroup more efficient.

•

Another priority is to make financial matters better and easier for our clients in every way that we can. Financial markets are becoming more and more complex, encouraging a deepening interdependency between Citigroup and our clients.

•	We intend to leverage the benefits of emerging technology to respond more quickly, communicate more effectively, simplify transactions, and innovate faster, thus serving our global clients better.
•	We are focused on managing our talent more effectively by rewarding demonstrated performance and by putting the right people in the right positions.

Economic Environment

As a worldwide business, Citigroup’s financial results are closely tied to the global economic environment. There is a risk of a U.S. and/or global downturn in 2008. A U.S-led economic downturn could negatively impact other markets and economies around the world and could restrict the Company’s growth opportunities internationally. Should economic conditions further deteriorate, the Company could see revenue reductions across its businesses and increased costs of credit. In addition, continuing deterioration of the U.S. or global real estate markets could adversely impact the Company’s revenues, including additional write-downs of subprime and other exposures, additional write-downs of leveraged loan commitments and cost of credit, including increased credit losses in mortgage-related and other activities. Further adverse rating actions by credit rating agencies in respect of structured credit products or other credit-related exposures, or of monoline insurers could result in revenue reductions in those or similar securities. See “Risk Factors” on page 38 for a further discussion of risks.

Credit Costs and Income Taxes

Credit costs in U.S. Consumer are expected to increase across most portfolios due to deterioration in the U.S. housing market, as well as higher levels of unemployment and bankruptcy filings.

Credit costs are expected to increase across all international businesses as their growing portfolios season or mature, and may be affected by economic and credit conditions in the U.S. and around the world.

The impact of changes to consumer lending laws enacted in 2006, as well as deteriorating consumer credit conditions will increase credit costs in the Japan Consumer Finance business.

While corporate loan default rates are near historic lows, they are projected to increase in 2008. Classified loan exposures are on a rising trend and credit markets are difficult. These credit markets negatively affect a wide range of products, including auction rate securities, credit default swaps and the leveraged loan syndication market.

The 2008 effective tax rate is expected to return to a normalized rate depending on pretax income levels and geographic mix of earnings.

A detailed review and outlook for each of our business segments are included in the discussions that follow, and the risks are more fully discussed on pages 38 to 65.

Comparison of Five-Year Cumulative Total Return

The following graph compares the cumulative total return on Citigroup’s common stock with the S&P 500 Index and the S&P Financial Index over the five-year period extending through December 31, 2007. The graph assumes that $100 was invested on December 31, 2002 in Citigroup’s common stock, the S&P 500 Index and the S&P Financial Index and that all dividends were reinvested.

DECEMBER 31	CITIGROUP	S&P 500 INDEX	S&P FINANCIAL INDEX
2003	$141.58	$128.68	$131.03
2004	145.44	142.69	145.32
2005	152.17	149.68	154.66
2006	181.92	173.32	184.33
2007	100.58	182.84	149.99

EVENTS IN 2007

ITEMS IMPACTING THE SECURITIES AND BANKING BUSINESS

Losses on Subprime-Related Direct Exposures

During the second half of 2007, the Company’s Securities and Banking (S&B) business recorded unrealized losses of $19.6 billion pretax, net of hedges, on subprime-related direct exposures.

The Company’s remaining $37.3 billion in U.S. subprime net direct exposure in S&B at December 31, 2007 consisted of (a) approximately $8.0 billion of subprime-related exposures in its lending and structuring business and (b) approximately $29.3 billion of net exposures to the super senior tranches of collateralized debt obligations, which are collateralized by asset-backed securities, derivatives on asset-backed securities or both. See “Exposure to Real Estate” on page 48 for a further discussion.

Write-Downs on Highly Leveraged Loans and Commitments

During the second half of 2007, Citigroup recorded write-downs of approximately $1.5 billion pretax, net of underwriting fees, on funded and unfunded highly leveraged finance commitments in the S&B business. Of this amount, approximately $1.1 billion related to debt underwriting activities and $381 million related to lending activities. Write-downs were recorded on all highly leveraged finance commitments where there was value impairment, regardless of the expected funding date. See “Highly Leveraged Funding Commitments” on page 96 for a further discussion.

CREDIT, RESTRUCTURING AND INCOME TAXES

Credit Reserves

During 2007, the Company recorded a net build of $7.1 billion to its credit reserves, which included an increase in the allowance for unfunded lending commitments of $150 million. The build consisted of $6.3 billion in Global Consumer ($5.0 billion in U.S. Consumer and $1.3 billion in International Consumer), $100 million in Global Wealth Management and $715 million in Markets & Banking.

The $5.0 billion build in U.S. Consumer reflected a weakening of leading credit indicators including delinquencies on first and second mortgages and deterioration in the housing market (approximately $3.0 billion), a downturn in other economic trends including unemployment and GDP, as well as the impact of housing market deterioration, affecting all other portfolios ($1.3 billion), and a change in the estimate of loan losses inherent in the portfolio, but not yet visible in delinquency statistics (approximately $700 million).

The $1.3 billion build in International Consumer included a change in estimate of loan losses inherent in the portfolio but not yet visible in delinquency statistics (approximately $600 million), along with volume growth and credit deterioration in certain countries. With the exception of Mexico, Japan and India, the International Consumer credit environment remained generally stable.

The build of $715 million in Markets & Banking primarily reflected a slight weakening in overall portfolio credit quality, as well as loan loss reserves for specific counterparties. The loan loss reserves for specific counterparties include $327 million for subprime-related direct exposures.

During 2007, the Company changed its estimate of loan losses inherent in the Global Consumer portfolio that were not yet visible in delinquency statistics. The changes in estimate were accounted for prospectively in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154). For the quarter ended March 31, 2007, the change in estimate decreased the Company’s pretax net income by approximately $170 million, or $0.02 per diluted share. For the quarter ended June 30, 2007, the change in estimate decreased the Company’s pretax net income by $240 million, or $0.03 per diluted share. For the quarter ended September 30, 2007, the change in estimate decreased the Company’s pretax net income by approximately $900 million, or $0.11 per diluted share.

Structural Expense Review

In 2007, the Company completed a review of its structural expense base in a Company-wide effort to create a more streamlined organization, reduce expense growth, and provide investment funds for future growth initiatives.

As a result of the review, a pretax restructuring charge of $1.4 billion ($871 million after-tax) was recorded in Corporate/Other during the first quarter of 2007. Additional charges of $200 million were recognized later in 2007. Separate from the restructuring charge, additional implementation costs of approximately $100 million pretax were recorded throughout 2007.

Because these charges are a Company-wide initiative, they are reflected in Corporate/Other.

See Note 10 on page 138 for additional information.

In addition, during 2007 several businesses took on their own re-engineering initiatives to further reduce expenses beyond this Company-wide review. These additional initiatives resulted in total repositioning charges of $539 million pretax. These charges, which were incurred by Markets & Banking for $438 million, Global Consumer for $35 million and Global Wealth Management for $67 million, are included in each of these business groups’ 2007 results.

Income Taxes

The Company recorded an income tax benefit for 2007. The effective tax rate (benefit) of (129)% primarily resulted from the pretax losses in the Company’s S&B and U.S. Consumer Lending businesses (the U.S. is a higher tax jurisdiction). In addition, the tax benefits of permanent differences, including the tax benefit for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested, favorably affected the Company’s effective tax rate.

The Company’s effective tax rate on continuing operations of 27.3% in 2006 included a $598 million benefit from the resolution of the Federal Tax Audit and a $237 million benefit from the resolution of the New York Tax Audits.

CAI’S STRUCTURED INVESTMENT VEHICLES (SIVs)

On December 13, 2007, Citigroup announced its decision to commit, not legally required, to provide a support facility that would resolve uncertainties regarding senior debt repayment facing the Citi-advised Structured Investment Vehicles (SIVs). As a result of the Company’s commitment, Citigroup included the SIVs’ assets and liabilities in its Consolidated Balance Sheet as of December 31, 2007. This resulted in an increase of assets of $59 billion. On February 12, 2008, Citigroup finalized the terms of the support facility, which takes the form of a commitment to provide mezzanine capital to the SIV vehicles in the event the market value of their capital notes approaches zero.

RECENTLY ANNOUNCED FINANCIAL ACTIONS TO ENHANCE CITIGROUP’S CAPITAL BASE

During the fourth quarter of 2007 and the first quarter of 2008, the Company raised approximately $30 billion of qualifying Tier 1 Capital. These transactions include the issuance of convertible preferred and straight (non-convertible) preferred securities, equity units and enhanced trust-preferred securities. In addition, Citigroup purchased the Nikko Cordial shares that it did not already own, by issuing 175 million Citigroup common shares (approximately $4.4 billion based on the exchange terms) in exchange for those Nikko Cordial shares.

The Company reported a Tier 1 Capital ratio of 7.12% and a Tangible Common Equity (TCE) as a percent of Risk Weighted Managed Assets (RWMA) ratio of 5.6% at December 31, 2007. On a pro forma basis, after giving effect to the issuance of the new securities referred to above (and including the common shares issued in connection with the Nikko Cordial transaction), the Company’s December 31, 2007 Tier 1 Capital ratio would be approximately 8.8% and its TCE/RWMA would be approximately 6.9%. See “Capital Resources and Liquidity” on page 75 for further details.

Lowering the Company’s Quarterly Dividend to $0.32 Per Share

On January 14, 2008 the Board declared a quarterly dividend on the Company’s common stock of $0.32 per share, which was paid on February 22, 2008, to stockholders of record on February 4, 2008. This action would result in a reduction in the dividend level of approximately $4.4 billion from the previous year. This new dividend level will allow the Company to reinvest in growth opportunities and properly position the Company for both favorable and unfavorable economic conditions. The Board is responsible for setting dividend levels and declaring dividends.

STRATEGIC ACQUISITIONS

U.S.

Acquisition of ABN AMRO Mortgage Group

In 2007, Citigroup acquired ABN AMRO Mortgage Group (AAMG), a subsidiary of LaSalle Bank Corporation and ABN AMRO Bank N.V. AAMG is a national originator and servicer of prime residential mortgage loans. As part of this acquisition, Citigroup purchased approximately $12 billion in assets, including $3 billion of mortgage servicing rights, which resulted in the addition of approximately 1.5 million servicing customers. Results for AAMG are included within Citigroup’s U.S. Consumer Lending business from March 1, 2007 forward.

Acquisition of Old Lane Partners, L.P.

In 2007, the Company completed the acquisition of Old Lane Partners, L.P. and Old Lane Partners, GP, LLC (Old Lane). Old Lane is the manager of a global, multi-strategy hedge fund and a private equity fund with total assets under management and private equity commitments of approximately $4.5 billion. Results for Old Lane are included within Citi Alternative Investments (CAI), Citigroup’s integrated alternative investments platform, from July 2, 2007 forward.

Acquisition of Bisys

In 2007, the Company completed its acquisition of Bisys Group, Inc. (Bisys) for $1.47 billion in cash. In addition, Bisys’ shareholders received $18.2 million in the form of a special dividend paid by Bisys simultaneously. Citigroup completed the sale of the Retirement and Insurance Services Divisions of Bisys to affiliates of J.C. Flowers & Co. LLC, making the net cost of the transaction to Citigroup approximately $800 million. Citigroup retained the Fund Services and Alternative Investment services businesses of Bisys, which provides administrative services for hedge funds, mutual funds and private equity funds. Results for Bisys are included within Citigroup’s Transaction Services business from August 1, 2007 forward.

Acquisition of Automated Trading Desk

In 2007, Citigroup completed its acquisition of Automated Trading Desk (ATD), a leader in electronic market making and proprietary trading, for approximately $680 million ($102.6 million in cash and approximately 11.17 million shares of Citigroup common stock). ATD operates as a unit of Citigroup’s Global Equities business, adding a network of broker-dealer customers to Citigroup’s diverse base of institutional, broker-dealer and retail customers. Results for ATD are included within Citigroup’s Securities and Banking business from October 3, 2007 forward.

Japan

Nikko Cordial

Citigroup began consolidating Nikko Cordial’s financial results and the related minority interest under the equity method of accounting on May 9, 2007, when Nikko Cordial became a 61%-owned subsidiary. Citigroup later increased its ownership stake in Nikko Cordial to approximately 68%. Nikko Cordial results are included within Citigroup’s Securities and Banking, Smith Barney and International Consumer businesses.

On January 29, 2008, Citigroup completed the acquisition of the remaining Nikko Cordial shares that it did not already own, by issuing 175 million Citigroup common shares (approximately $4.4 billion based on the exchange terms) in exchange for those Nikko Cordial shares. The share exchange was completed following the listing of Citigroup’s common shares on the Tokyo Stock Exchange on November 5, 2007.

Latin America

Acquisition of Grupo Financiero Uno

In 2007, Citigroup completed its acquisition of Grupo Financiero Uno (GFU), the largest credit card issuer in Central America, and its affiliates.

The acquisition of GFU, with $2.2 billion in assets, expands the presence of Citigroup’s Latin America consumer franchise, enhances its credit card business in the region and establishes a platform for regional growth in Consumer Finance and Retail Banking. GFU has more than one million retail clients and operates a distribution network of 75 branches and more than 100 mini-branches and points of sale. The results for GFU are included within Citigroup’s International Cards and International Retail Banking businesses from March 5, 2007 forward.

Acquisition of Grupo Cuscatlan

In 2007, Citigroup completed the acquisition of the subsidiaries of Grupo Cuscatlan for $1.51 billion ($755 million in cash and 14.2 million shares of Citigroup common stock) from Corporacion UBC Internacional S.A. Grupo Cuscatlan is one of the leading financial groups in Central America, with assets of $5.4 billion, loans of $3.5 billion, and deposits of $3.4 billion. Grupo Cuscatlan has operations in El Salvador, Guatemala, Costa Rica, Honduras and Panama. The results of Grupo Cuscatlan are included from May 11, 2007 forward and are recorded in International Retail Banking.

Agreement to Establish Partnership with Quiñenco– Banco de Chile

In 2007, Citigroup and Quiñenco entered into a definitive agreement to establish a strategic partnership that combines Citigroup operations in Chile with Banco de Chile’s local banking franchise to create a banking and financial services institution with approximately 20% market share of the Chilean banking industry. The transaction closed on January 1, 2008.

Under the agreement, Citigroup contributed Citigroup’s Chilean operations and other assets, and acquired an approximate 32.96% stake in LQIF, a wholly owned subsidiary of Quiñenco that controls Banco de Chile, and is accounted for under the equity method of accounting. As part of the overall transaction, Citigroup also acquired the U.S. branches of Banco de Chile for approximately $130 million. Citigroup has entered into an agreement to acquire an additional 17.04% stake in LQIF for approximately $1 billion within three years. The new partnership calls for active participation by Citigroup in the management of Banco de Chile including board representation at both LQIF and Banco de Chile.

Asia

Acquisition of Bank of Overseas Chinese

In 2007, Citigroup completed its acquisition of Bank of Overseas Chinese (BOOC) in Taiwan for approximately $427 million. BOOC offers a broad suite of corporate banking, consumer and wealth management products and services to more than one million clients through 55 branches in Taiwan. This transaction will strengthen Citigroup’s presence in Asia, making it the largest international bank and 13th largest by total assets among all domestic Taiwan banks. Results for BOOC are included in Citigroup’s International Retail Banking, International Cards and Securities and Banking businesses from December 1, 2007 forward.

EMEA

Acquisition of Quilter

In 2007, the Company completed the acquisition of Quilter, a U.K. wealth advisory firm with over $10.9 billion of assets under management, from Morgan Stanley. Quilter has more than 18,000 clients and 300 staff located in 10 offices throughout the U.K., Ireland and the Channel Islands. Quilter’s results are included in Citigroup’s Smith Barney business from March 1, 2007 forward.

Acquisition of Egg

In 2007, Citigroup completed its acquisition of Egg Banking plc (Egg), one of the U.K.’s leading online financial services providers, from Prudential PLC for approximately $1.39 billion. Egg offers various financial products and services including online payment and account aggregation services, credit cards, personal loans, savings accounts, mortgages, insurance and investments. Results for Egg are included in Citigroup’s International Cards and International Retail Banking businesses from May 1, 2007 forward.

Purchase of 20% Equity Interest in Akbank

In 2007, Citigroup completed its purchase of a 20% equity interest in Akbank for approximately $3.1 billion and is accounted for under the equity method of accounting. Akbank, the second-largest privately owned bank by assets in Turkey, is a premier, full-service retail, commercial, corporate and private bank.

Sabanci Holding, a 34% owner of Akbank shares, and its subsidiaries have granted Citigroup a right of first refusal or first offer over the sale of any of their Akbank shares in the future. Subject to certain exceptions, including purchases from Sabanci Holding and its subsidiaries, Citigroup has otherwise agreed not to increase its percentage ownership in Akbank.

OTHER ITEMS

Sale of MasterCard Shares

In 2007, the Company recorded a $367 million after-tax gain ($581 million pretax) on the sale of approximately 4.9 million MasterCard Class B shares that had been received by Citigroup as a part of the MasterCard Initial Public Offering (IPO) completed in June 2006. The gain was recorded in the following businesses:

In millions of dollars	2007 Pretax total	2007 After-tax total	2006 Pretax total	2006 After-tax total
U.S. Cards	$394	$250	$59	$37
U.S. Retail Distribution	55	33	7	5
International Cards	72	46	35	22
International Retail Banking	41	26	20	13
Markets & Banking	19	12	2	1
Total	$581	$367	$123	$78

Redecard IPO

In 2007, Citigroup (a 31.9% shareholder in Redecard S.A., the only merchant acquiring company for MasterCard in Brazil) sold approximately 48.8 million Redecard shares in connection with Redecard’s IPO in Brazil. Following the sale of these shares, Citigroup retained approximately 23.9% ownership in Redecard. An after-tax gain of approximately $469 million ($729 million pretax) was recorded in Citigroup’s 2007 financial results in the International Cards business.

Visa Restructuring and Litigation Matters

In 2007, Visa USA, Visa International and Visa Canada were merged into Visa Inc. (Visa). As a result of that reorganization, Citigroup recorded a $534 million (pretax) gain on its holdings of Visa International shares primarily recognized in the International Consumer business, which are carried on Citigroup’s balance sheet at the new cost basis. In addition, Citigroup recorded a $306 million (pretax) charge related to certain of Visa USA’s litigation matters primarily recognized in the U.S. Consumer business.

Both the Visa-related gain and charge are subject to change, depending on the timing and success of Visa’s planned IPO and other factors. For example, in connection with its upcoming planned IPO, Visa has announced plans to withhold, on a pro rata basis, shares to be distributed to its USA member banks (including Citigroup), which would be used to fund an escrow account to satisfy certain of Visa USA’s litigation matters. Such a withholding could enable Citigroup to release portions of its $306 million reserve.

Sale of Simplex Investment Advisors Inc. Shares

In 2007, Nikko Cordial sold all of its shares of Simplex Investment Advisors Inc. (SIA) for an after-tax gain of $106 million ($313 million pretax), which was recorded in International Retail Banking. Nikko Cordial held 42.5% of SIA.

ACCOUNTING CHANGES

Adoption of SFAS 157–Fair Value Measurements

The Company elected to early-adopt SFAS No. 157, “Fair Value Measurements” (SFAS 157), as of January 1, 2007. SFAS 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1–Quoted prices for identical instruments in active markets.
•

Level 2–Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3–Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

For some products or in certain market conditions, observable inputs may not be available. For example, during the market dislocations that occurred in the second half of 2007, certain markets became illiquid, and some key inputs used in valuing certain exposures were unobservable. When and if these markets are liquid, the valuation of these exposures will use the related observable inputs available at that time from these markets.

Under SFAS 157, Citigroup is required to take into account its own credit risk when measuring the fair value of derivative positions as well as other liabilities for which fair value accounting has been elected under SFAS 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155) and SFAS 159, after taking into consideration the effects of credit-risk mitigants. The adoption of SFAS 157 has also resulted in some other changes to the valuation techniques used by Citigroup when determining the fair value of derivatives, most notably changes to the way that the probability of default of a counterparty is factored in, and the elimination of a derivative valuation adjustment which is no longer necessary under SFAS 157. The cumulative effect at January 1, 2007 of making these changes was a gain of $250 million after-tax ($402 million pretax), or $0.05 per diluted share, which was recorded in the 2007 first quarter earnings within the Securities and Banking business.

SFAS 157 also precludes the use of block discounts for instruments traded in an active market, which were previously applied to large holdings of publicly traded equity securities, and requires the recognition of trade-date gains related to certain derivative trades that use unobservable inputs in determining their fair value. Previous accounting guidance allowed the use of block discounts in certain circumstances and prohibited the recognition of day-one gains on certain derivative trades when determining the fair value of instruments not traded in an active market. The cumulative effect of these changes resulted in an increase to January 1, 2007 retained earnings of $75 million.

Adoption of SFAS 159–Fair Value Option

In conjunction with the adoption of SFAS 157, the Company early-adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), as of January 1, 2007. SFAS 159 provides an option on an instrument-by-instrument basis for most financial assets and liabilities to be reported at fair value with changes in fair value reported in earnings. After the initial adoption, the election is made at the time of the acquisition of a financial asset, financial liability, or a firm commitment, and it may not be revoked. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that resulted prior to its adoption from being required to apply fair value accounting to certain economic hedges (e.g., derivatives) while having to measure the assets and liabilities being economically hedged using an accounting method other than fair value.

Under the SFAS 159 transition provisions, the Company elected to apply fair value accounting to certain financial instruments held at January 1, 2007 with future changes in value reported in earnings. The adoption of SFAS 159 resulted in an after-tax decrease to January 1, 2007 retained earnings of $99 million ($157 million pretax).

See Note 26 to the Consolidated Financial Statements on page 167 for additional information.

SUBSEQUENT EVENT

On February 20, 2008, the Company entered into a $500 million credit facility with the Falcon multi-strategy fixed income funds (the “Funds”) managed by Citigroup Alternative Investments. As a result of providing this facility, the Company became the primary beneficiary of the Funds and will include the Funds’ assets and liabilities in its Consolidated Balance Sheet commencing on February 20, 2008. The consolidation of the Funds will increase Citigroup’s assets and liabilities by approximately $10 billion.

EVENTS IN 2006

Strategic Investment and Cooperation Agreement with Guangdong Development Bank

In 2006, a Citigroup-led consortium acquired an 85.6% stake in Guangdong Development Bank (“GDB”). Citigroup’s share is 20% of GDB and its investment of approximately $725 million is accounted for under the equity method of accounting.

Sale of Avantel

In 2006, Citigroup sold its investment in Avantel, a leading long-distance telecom service provider in Mexico, to AXTEL. The transaction resulted in an after-tax gain of $145 million ($234 million pretax) in the 2006 fourth quarter. The investment in Avantel was initially acquired by Citigroup as part of its acquisition of Banamex in 2001 and was subsequently increased with the purchase of an additional stake in 2005.

Repositioning of the Japan Consumer Finance Business

In 2007, Citigroup announced that it would reposition its consumer finance business in Japan. This decision resulted from changes in the operating environment in the consumer finance business in Japan, and the passage on December 13, 2006, of changes to Japan’s consumer lending laws. The change in law will lower the interest rates permissible on new consumer finance loans by 2010.

In 2006, the Company recorded a $375 million after-tax ($581 million pretax) charge to increase reserves for estimated losses resulting from customer refund settlements in the business. This charge was recorded as a reduction to interest revenue on loans. The Company also recorded a $40 million after-tax ($60 million pretax) repositioning charge for costs associated with closing approximately 270 branches and 100 automated loan machines.

Finalizing the 2005 Sale of Asset Management Business

In 2005, the Company sold substantially all of its Asset Management Business to Legg Mason Inc. (Legg Mason) in exchange for Legg Mason’s broker-dealer and capital markets businesses, $2.298 billion of Legg Mason’s common and preferred shares (valued as of the closing date), and $500 million in cash. This cash was obtained via a lending facility provided by Citigroup’s lending business. The transaction did not include Citigroup’s asset management business in Mexico, its retirement services business in Latin America (both of which are included in International Retail Banking) or its interest in the CitiStreet joint venture (which is included in Smith Barney). The total value of the transaction at the time of closing was approximately $4.369 billion, resulting in an after-tax gain for Citigroup of approximately $2.082 billion ($3.404 billion pretax), which was reported in discontinued operations.

Concurrent with this sale, the Company sold Legg Mason’s capital markets business to Stifel Financial Corp. (The transactions described in the above two paragraphs are referred to as the “Sale of the Asset Management Business.”)

With the receipt of Legg Mason’s broker-dealer business, the Company added 1,226 financial advisors in 124 branch offices to its Global Wealth Management business.

During March 2006, the Company sold 10.3 million shares of Legg Mason stock through an underwritten public offering. The net sale proceeds of $1.258 billion resulted in a pretax gain of $24 million for the Company.

In September 2006, the Company received from Legg Mason the final closing adjustment payment related to this sale. This payment resulted in an additional after-tax gain of $51 million ($83 million pretax), recorded in discontinued operations.

Additional information can be found in Note 3 to the Consolidated Financial Statements on page 125.

RESOLUTION OF TAX AUDITS

New York State and New York City

In 2006, Citigroup reached a settlement agreement with the New York State and New York City taxing authorities regarding various tax liabilities for the years 1998 – 2005 (referred to above and hereinafter as the “resolution of the New York Tax Audits”).

For the third quarter of 2006, the Company released $254 million from its tax contingency reserves, which resulted in increases of $237 million in after-tax Income from continuing operations and $17 million in after-tax Income from discontinued operations.

Federal

In 2006, the Company received a notice from the Internal Revenue Service (IRS) that they had concluded the tax audit for the years 1999 through 2002 (referred to above and hereinafter as the “resolution of the Federal Tax Audit”). For the 2006 first quarter, the Company released a total of $657 million from its tax contingency reserves related to the resolution of the Federal Tax Audit.

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

Finalizing the 2005 Sale of Travelers Life & Annuity

In 2005, the Company sold Citigroup’s Travelers Life & Annuity and substantially all of Citigroup’s international insurance businesses to MetLife. The businesses sold were the primary vehicles through which Citigroup engaged in the Life Insurance and Annuities business. This transaction encompassed Travelers Life & Annuity’s U.S. businesses and its international operations, other than Citigroup’s life insurance business in Mexico (which is now included within International Retail Banking). (This transaction is referred to hereinafter as the “Sale of the Life Insurance and Annuities Business”.)

At closing, Citigroup received $1.0 billion in MetLife equity securities and $10.830 billion in cash, which resulted in an after-tax gain of approximately $2.120 billion ($3.386 billion pretax), which was included in discontinued operations.

During 2006, Citigroup recognized an $85 million after-tax gain from the sale of MetLife shares. This gain was reported within Income from continuing operations in the Alternative Investments business.

In July 2006, the Company received the final closing adjustment payment related to this sale, resulting in an after-tax gain of $75 million ($115 million pretax), which was recorded in discontinued operations.

Additional information can be found in Note 3 to the Consolidated Financial Statements on page 125.

Sale of Upstate New York Branches

In 2006, Citigroup sold the Upstate New York Financial Center Network, consisting of 21 branches in Rochester, N.Y. and Buffalo, N.Y. to M&T Bank (referred to hereinafter as the “Sale of New York Branches”). Citigroup received a premium on deposit balances of approximately $1 billion. An after-tax gain of $92 million ($163 million pretax) was recognized in 2006.

Acquisition of Federated Credit Card Portfolio and Credit Card Agreement With Federated Department Stores (Macy’s)

In 2005, Citigroup announced a long-term agreement with Federated Department Stores, Inc. (Macy’s) under which the companies partner to acquire and manage approximately $6.2 billion of Macy’s credit card receivables, including existing and new accounts, executed in three phases.

For the first phase, which closed in October 2005, Citigroup acquired Macy’s receivables under management, totaling approximately $3.3 billion. For the second phase, which closed in May 2006, additional Macy’s receivables totaling approximately $1.9 billion were transferred to Citigroup from the previous provider. For the final phase, in July 2006, Citigroup acquired the approximately $1.0 billion credit card receivable portfolio of The May Department Stores Company (May), which merged with Macy’s.

Citigroup paid a premium of approximately 11.5% to acquire these portfolios. The multi-year agreement also provides Macy’s the ability to participate in the portfolio performance, based on credit sales and certain other performance metrics.

The Macy’s and May credit card portfolios comprised a total of approximately 17 million active accounts.

Consolidation of Brazil’s CrediCard

In 2006, Citigroup and Banco Itau dissolved their joint venture in CrediCard, a Brazilian consumer credit card business. In accordance with the dissolution agreement, Banco Itau received half of CrediCard’s assets and customer accounts in exchange for its 50% ownership, leaving Citigroup as the sole owner of CrediCard.

Adoption of the Accounting for Share-Based Payments

In 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which replaced the existing SFAS 123 and superseded Accounting Principles Board (APB) 25. SFAS 123(R) requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments’ fair value, reduced by expected forfeitures.

In adopting this standard, the Company conformed to recent accounting guidance that requires restricted or deferred stock awards issued to retirement-eligible employees who meet certain age and service requirements to be either expensed on the grant date or accrued over a service period prior to the grant date. This charge consisted of $398 million after-tax ($648 million pretax) for the immediate expensing of awards granted to retirement-eligible employees in January 2006.

The following table summarizes the SFAS 123(R) impact, by segment, on the 2006 first quarter pretax compensation expense for stock awards granted to retirement-eligible employees in January 2006:

In millions of dollars	2006 first quarter
Global Consumer	$121
Markets & Banking	354
Global Wealth Management	145
Alternative Investments	7
Corporate/Other	21
Total	$648

Additional information can be found in Notes 1 and 8 to the Consolidated Financial Statements on pages 111 and 129, respectively.

Credit Reserves

In 2006, the Company recorded a net release/utilization of its credit reserves of $356 million, consisting of a net release/utilization of $626 million in Global Consumer and a net build of $270 million in CMB. The net release/utilization in Global Consumer was primarily due to lower bankruptcy filings, a stable credit environment in the U.S. Consumer portfolio and International portfolio and a release of approximately $200 million related to Hurricane Katrina. Partially offsetting the net releases were builds in Mexico, primarily driven by target market expansion in Cards, Taiwan, due to the impact of industry-wide credit conditions in Cards, and Japan, related to the changes in the consumer lending environment. Developments in 2007 have led to a significant build in reserves in Global Consumer in 2007, as described above.

The net build of $270 million in CMB was primarily composed of $261 million in Securities and Banking, which included a $232 million reserve increase for unfunded lending commitments during the year. The net build reflected growth in loans and unfunded commitments and a change in credit rating of certain counterparties in certain industries.

EVENTS IN 2005

Change in EMEA Consumer Write-off Policy

Prior to the third quarter of 2005, certain Western European consumer portfolios were granted an exception to Citigroup’s global write-off policy. The exception extended the write-off period from the standard 120-day policy for personal installment loans, and was granted because of the higher recovery rates experienced in these portfolios. During 2005, Citigroup observed lower actual recovery rates, stemming primarily from a change in bankruptcy and wage garnishment laws in Germany and, as a result, rescinded the exception to the global standard. The net charge was $332 million ($490 million pretax) resulting from the recording of $1.153 billion of write-offs and a corresponding utilization of $663 million of reserves in the third quarter of 2005.

Hurricane Katrina

In 2005, the Company recorded a $222 million after-tax charge ($357 million pretax) for the estimated probable losses incurred from Hurricane Katrina. This charge consisted primarily of additional credit costs in U.S. Cards, U.S. Commercial Business, U.S. Consumer Lending and U.S. Retail Distribution businesses, based on total credit exposures of approximately $3.6 billion in the Federal Emergency Management Agency (FEMA) Individual Assistance designated areas. This charge did not include an after-tax estimate of $75 million ($109 million pretax) for fees and interest due from related customers that were waived during 2005. These reserves were utilized or released in subsequent years.

United States Bankruptcy Legislation

In 2005, the Bankruptcy Reform Act (the Act) became effective. The Act imposed a means test to determine if people who file for Chapter 7 bankruptcy earn more than the median income in their state and could repay at least $6,000 of unsecured debt over five years. Bankruptcy filers who meet this test are required to enter into a repayment plan under Chapter 13, instead of canceling their debt entirely under Chapter 7. As a result of these more stringent guidelines, bankruptcy claims accelerated prior to the effective date. The incremental bankruptcy losses over the Company’s estimated baseline in 2005 that was attributable to the Act in U.S. Cards business was approximately $970 million on a managed basis ($550 million in the Company’s on-balance-sheet portfolio and $420 million in the securitized portfolio). In addition, the U.S. Retail Distribution business incurred incremental bankruptcy losses of approximately $90 million during 2005.

Bank and Credit Card Customer Rewards Costs

In 2005, the Company conformed its global policy approach for the accounting of rewards costs for bank and credit card customers. Conforming the global policy resulted in the write-off of $354 million after-tax ($565 million pretax) of unamortized deferred rewards costs. Previously, accounting practices for these costs varied across the Company.

The revised policy requires all businesses to recognize rewards costs as incurred.

Sale of Nikko Cordial Stake

During 2005, Citigroup reduced its stake in Nikko Cordial from approximately 11.2% to 4.9%, which resulted in an after-tax gain of $248 million ($386 million pretax).

Sale of the Merchant Acquiring Businesses

In 2005, Citigroup sold its European merchant acquiring business to EuroConex for $127 million. This transaction resulted in a $62 million after-tax gain ($98 million pretax).

In 2005, Citigroup sold its U.S. merchant acquiring business, Citigroup Payment Service Inc., to First Data Corporation for $70 million, resulting in a $41 million after-tax gain ($61 million pretax).

Homeland Investment Act Benefit

The Company’s 2005 full-year results from continuing operations include a $198 million tax benefit from the Homeland Investment Act provision of the American Jobs Creation Act of 2004, net of the impact of remitting income earned in 2005 and prior years that would otherwise have been indefinitely invested overseas. The amount of dividends that were repatriated relating to this benefit was approximately $3.2 billion.

Copelco Litigation Settlement

In 2000, Citigroup purchased Copelco Capital, Inc., a leasing business, from Itochu International Inc. and III Holding Inc. (formerly known as Copelco Financial Services Group, Inc., collectively referred to herein as “Itochu”) for $666 million. During 2001, Citigroup filed a lawsuit asserting breach of representations and warranties, among other causes of action, under the Stock Purchase Agreement entered into between Citigroup and Itochu in March 2000. During the third quarter of 2005, Citigroup and Itochu signed a settlement agreement that mutually released all claims, and under which Itochu paid Citigroup $185 million, which was recorded in pretax income.

Mexico Value Added Tax (VAT) Refund

In 2005, Citigroup Mexico received a $182 million refund of VAT taxes from the Mexican government related to the 2003 and 2004 tax years as a result of a Mexico Supreme Court ruling. The refund was recorded as a reduction of $140 million (pretax) in Other operating expense and $42 million (pretax) in Other revenue.

Settlement of Enron Class Action Litigation

As described in the “Legal Proceedings” discussion on page 195, in 2005, Citigroup settled class action litigation brought on behalf of purchasers of Enron securities.

Settlement of the Securities and Exchange Commission’s Transfer Agent Investigation

In 2005, the Company settled an investigation by the Securities and Exchange Commission (SEC) into matters relating to arrangements between certain Smith Barney mutual funds (the Funds), an affiliated transfer agent, and an unaffiliated sub-transfer agent.

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

Merger of Bank Holding Companies

In 2005, Citigroup merged its two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc. Coinciding with this merger, Citigroup assumed all existing indebtedness and outstanding guarantees of Citicorp. See Note 28 on page 176.

Repositioning Charges

The Company recorded a $272 million after-tax ($435 million pretax) charge in 2005 for repositioning costs. The repositioning charges were predominantly severance-related costs recorded in CMB ($151 million after-tax) and in Global Consumer ($95 million after-tax). These repositioning actions were consistent with the Company’s objectives of controlling expenses while continuing to invest in growth opportunities.

Resolution of Glendale Litigation

During 2005, the Company recorded a $72 million after-tax gain ($114 million pretax) following the resolution of Glendale Federal Bank v. United States, an action brought by Glendale Federal Bank.

Acquisition of First American Bank

In 2005, Citigroup completed the acquisition of First American Bank in Texas (FAB). The transaction established Citigroup’s retail branch presence in Texas, giving Citigroup 106 branches, $4.2 billion in assets and approximately 120,000 new customers in the state at the time of the transaction’s closing. The results of FAB are included in the Consolidated Financial Statements from March 2005 forward.

Divestiture of the Manufactured Housing Loan Portfolio

In 2005, Citigroup completed the sale of its manufactured housing loan portfolio, consisting of $1.4 billion in loans, to 21st Mortgage Corp. The Company recognized a $109 million after-tax loss ($157 million pretax) in the divestiture.

Divestiture of CitiCapital’s Transportation Finance Business

In 2005, the Company completed the sale of CitiCapital’s Transportation Finance Business based in Dallas and Toronto to GE Commercial Finance for total cash consideration of approximately $4.6 billion. The sale resulted in an after-tax gain of $111 million ($161 million pretax).

Shutdown of the Private Bank in Japan and Related Charge and Other Activities in Japan

On September 29, 2005, the Company officially closed its Private Bank business in Japan.

In September 2004, the Financial Services Agency of Japan (FSA) issued an administrative order against Citibank Japan. This order included a requirement that Citigroup exit all private banking operations in Japan by September 30, 2005. In connection with this required exit, the Company established a $400 million ($244 million after-tax) reserve (the Exit Plan Charge) during 2004.

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

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Notes to the Consolidated Financial Statements on page 111 contain a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements. These policies, as well as estimates made by management, are integral to the presentation of the Company’s financial condition. It is important to note that they require management to make difficult, complex or subjective judgments and estimates, at times, regarding matters that are inherently uncertain. Management has discussed each of these significant accounting policies, the related estimates and its judgments with the Audit and Risk Management Committee of the Board of Directors. Additional information about these policies can be found in Note 1 to the Consolidated Financial Statements on page 111.

Valuations of Financial Instruments

The Company holds fixed income and equity securities, derivatives, retained interests in securitizations, investments in private equity and other financial instruments. In addition, the Company purchases securities under agreements to resell and sells securities under agreements to repurchase. The Company holds its investments, trading assets and liabilities, and resale and repurchase agreements on the balance sheet to meet customer needs, to manage liquidity needs and interest rate risks, and for proprietary trading and private equity investing.

Substantially all of these assets and liabilities are reflected at fair value on the Company’s balance sheet. In addition, certain loans, short-term borrowings, long-term debt and deposits as well as certain securities borrowed and loaned positions that are collateralized with cash are carried at fair value. In total, approximately 38.9% and 35.2% of assets, and 23.1% and 8.9% of liabilities, are accounted for at fair value as of December 31, 2007 and 2006, respectively. The increase is driven by the election of the fair value option as permitted under SFAS 159 for certain assets and liabilities, including securities purchased under agreements to resell and securities sold under agreements to repurchase, as well as certain structured and non-structured liabilities.

When available, the Company generally uses quoted market prices to determine fair value, and classifies such items within Level 1 of the fair value hierarchy. If quoted market prices are not available, fair value is based upon internally developed valuation models that use, where possible, current market-based or independently sourced market parameters, such as interest rates, currency rates, option volatilities, etc. More than 800 models are used across Citigroup. Where a model is internally developed and used to price a significant product, it is subject to validation and testing by independent personnel. Such models are often based on a discounted cash flow analysis.

Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

As seen during the second half of 2007, the credit crisis has caused some markets to become illiquid, thus reducing the availability of certain observable data used by the Company’s valuation techniques. When or if the liquidity returns to these markets, the valuations will revert to using the related observable inputs in verifying internally calculated values.

With the Company’s early adoption of SFAS 157 and SFAS 159 as of January 1, 2007, the following specific changes were made in the valuation of the Company’s financial assets and liabilities:

(i)	Amendments to the way that the probability of default of a counterparty is factored into the valuation of derivative positions and inclusion for the first time of the impact of Citigroup’s own-credit risk on the valuation of derivatives and other liabilities measured at fair value;
(ii)	Elimination of the derivatives portfolio servicing adjustment which is no longer necessary under SFAS 157;
(iii)	Block discounts for large holdings of publicly traded equity securities were discontinued; and
(iv)	Trade-date gains related to certain derivatives using unobservable inputs were recognized immediately, superseding the previous guidance, which prohibited the recognition of these day-one gains.

The cumulative effect of these changes totaled $325 million after-tax. $250 million, which related to the first two items above and was recorded as an increase in the current year’s earnings. The remaining $75 million, related to items (iii) and (iv) above and was recorded as an increase to January 1, 2007 opening Retained earnings.

Changes in the valuation of the trading assets and liabilities, as well as all other assets (excluding available-for-sale securities) and liabilities, carried at fair value, are recorded in the Consolidated Statement of Income. Changes in the valuation of available-for-sale securities generally are recorded in Accumulated other comprehensive income, which is a component of stockholders’ equity on the Consolidated Balance Sheet. A full description of the Company’s related policies and procedures can be found in Notes 1, 26 and 27 to the Consolidated Financial Statements on pages 111, 167 and 176, respectively.

Key Controls over Fair-Value Measurement

The Company’s processes include a number of key controls that are designed to ensure that fair value is measured appropriately. Such controls include a model validation policy requiring that valuation models be validated by qualified personnel independent from those who created the models and escalation procedures to ensure that valuations using unverifiable inputs are identified and monitored on a regular basis by senior management.

Allowance for Credit Losses

Management provides reserves for an estimate of probable losses inherent in the funded loan portfolio on the balance sheet in the form of an allowance for loan losses. In addition, management has established and maintains reserves for the potential credit losses related to the Company’s off-balance- sheet exposures of unfunded lending commitments, including standby letters of credit and guarantees. These reserves are established in accordance with Citigroup’s Loan Loss Reserve Policies, as approved by the Audit and Risk Management Committee of the Company’s Board of Directors. The

Company’s Chief Risk Officer and Chief Financial Officer review the adequacy of the credit loss reserves each quarter with representatives from the Risk and Finance staffs for each applicable business area.

During these reviews, the above-mentioned representatives covering the business area having classifiably managed portfolios (that is, portfolios where internal credit-risk ratings are assigned, which are primarily Markets & Banking, Global Consumer’s commercial lending businesses, and Global Wealth Management) present recommended reserve balances for their funded and unfunded lending portfolios along with supporting quantitative and qualitative data. The quantitative data include:

•

Estimated probable losses for non-performing, non-homogeneous exposures within a business line’s classifiably managed portfolio. Consideration is given to all available evidence when determining this estimate including, as appropriate: (i) the present value of expected future cash flows discounted at the loan’s contractual effective rate; (ii) the borrower’s overall financial condition, resources and payment record; and (iii) the prospects for support from financially responsible guarantors or the realizable value of any collateral.

•

Statistically calculated losses inherent in the classifiably managed portfolio for performing and de minimis non-performing exposures. The calculation is based upon: (i) Citigroup’s internal system of credit-risk ratings, which are analogous to the risk ratings of the major rating agencies; (ii) the Corporate portfolio database; and (iii) historical default and loss data, including rating agency information regarding default rates from 1983 to 2006, and internal data, dating to the early 1970s, on severity of losses in the event of default.

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

In addition, representatives from both the Risk Management and Finance staffs that cover business areas which have delinquency-managed portfolios containing smaller homogeneous loans (primarily Global Consumer’s non-commercial lending areas) present their recommended reserve balances based upon leading credit indicators including delinquencies on first and second mortgages and deterioration in the housing market, a downturn in other economic trends including unemployment and GDP, changes in the portfolio size, and a change in the estimated loan losses inherent in the portfolio but not yet visible in the delinquencies (change in estimate of loan losses). This methodology is applied separately for each individual product within each different geographic region in which these portfolios exist.

This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, loss recovery rates, the size and diversity of individual large credits, and the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing, among other things, are all taken into account during this review. Changes in these estimates could have a direct impact on the credit costs in any quarter and could result in a change in the allowance. Changes to the reserve flow through the income statement on the lines “provision for loan losses” and “provision for unfunded lending commitments.” For a further description of the loan loss reserve and related accounts, see Notes 1 and 18 to the Consolidated Financial Statements on pages 111 and 147, respectively.

Securitizations

The Company securitizes a number of different asset classes as a means of strengthening its balance sheet and to access competitive financing rates in the market. Under these securitization programs, assets are sold into a trust and used as collateral by the trust as a means of obtaining financing. The cash flows from assets in the trust service the corresponding trust securities. If the structure of the trust meets certain accounting guidelines, trust assets are treated as sold and no longer reflected as assets of the Company. If these guidelines are not met, the assets continue to be recorded as the Company’s assets, with the financing activity recorded as liabilities on Citigroup’s balance sheet.

The Financial Accounting Standards Board (FASB) is currently working on amendments to the accounting standards governing asset transfers and securitization accounting. Upon completion of these standards, the Company will need to re-evaluate its accounting and disclosures. The SEC has requested that FASB complete its deliberations by the end of 2008. Due to the FASB’s ongoing deliberations, the Company is unable to accurately determine the effect of future amendments at this time.

The Company assists its clients in securitizing their financial assets and also packages and securitizes financial assets purchased in the financial markets. The Company may also provide administrative, asset management, underwriting, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service some of these financial assets.

A complete description of the Company’s accounting for securitized assets can be found in “Off-Balance-Sheet Arrangements” on page 85 and in Notes 1 and 23 to the Consolidated Financial Statements on pages 111 and 156, respectively.

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

The Company implemented FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. See Note 11 to the Consolidated Financial Statements on page 139.

The Company treats interest and penalties on income taxes as a component of income tax expense.

Deferred taxes are recorded for the future consequences of events that have been recognized for financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.

See Note 11 to the Consolidated Financial Statements on page 139 for a further description of the Company’s provision and related income tax assets and liabilities.

Legal Reserves

The Company is subject to legal, regulatory and other proceedings and claims arising from conduct in the ordinary course of business. These proceedings include actions brought against the Company in its various roles, including acting as a lender, underwriter, broker-dealer or investment advisor. Reserves are established for legal and regulatory claims in accordance with applicable accounting requirements based upon the probability and estimability of losses. The Company reviews outstanding claims with internal counsel, as well as external counsel when appropriate, to assess probability and estimates of loss. The risk of loss is reassessed as new information becomes available, and reserves are adjusted as appropriate. The actual cost of resolving a claim may be substantially higher, or lower, than the amount of the recorded reserve. See Note 29 to the Consolidated Financial Statements on page 181 and the discussion of “Legal Proceedings” beginning on page 195.

Accounting Changes and Future Application of Accounting Standards

See Note 1 to the Consolidated Financial Statements on page 111 for a discussion of Accounting Changes and the Future Application of Accounting Standards.

SEGMENT, PRODUCT AND REGIONAL—NET INCOME AND REVENUE

The following tables show the net income (loss) and revenue for Citigroup’s businesses on a segment and product view and on a regional view:

CITIGROUP NET INCOME—SEGMENT AND PRODUCT VIEW

In millions of dollars	2007	2006	2005	% Change 2007 vs. 2006	% Change 2006 vs. 2005
Global Consumer
U.S. Cards	$2,873	$3,890	$2,754	(26)%	41%
U.S. Retail Distribution	1,343	2,027	1,752	(34)	16
U.S. Consumer Lending	(626)	1,912	1,938	NM	(1)
U.S. Commercial Business	518	561	729	(8)	(23)
Total U.S. Consumer (1)	$4,108	$8,390	$7,173	(51)%	17%
International Cards	$2,013	$1,137	$1,373	77%	(17)%
International Consumer Finance	(508)	40	642	NM	(94)
International Retail Banking	2,688	2,840	2,083	(5)	36
Total International Consumer	$4,193	$4,017	$4,098	4%	(2)%
Other	$(433)	$(351)	$(374)	(23)%	6%
Total Global Consumer	$7,868	$12,056	$10,897	(35)%	11%
Markets & Banking
Securities and Banking	$(7,604)	$5,763	$5,327	NM	8%
Transaction Services	2,215	1,426	1,135	55%	26
Other	136	(62)	433	NM	NM
Total Markets & Banking	$(5,253)	$7,127	$6,895	NM	3%
Global Wealth Management
Smith Barney	$1,351	$1,005	$871	34%	15%
Private Bank	623	439	373	42	18
Total Global Wealth Management	$1,974	$1,444	$1,244	37%	16%
Alternative Investments	$672	$1,276	$1,437	(47)%	(11)%
Corporate/Other	(1,644)	(654)	(667)	NM	2
Income from Continuing Operations	$3,617	$21,249	$19,806	(83)%	7%
Income from Discontinued Operations (2)	—	289	4,832	—	(94)
Cumulative Effect of Accounting Change	—	—	(49)	—	—
Total Net Income	$3,617	$21,538	$24,589	(83)%	(12)%

(1)	U.S. disclosure includes Canada and Puerto Rico.
(2)	See Note 3 on page 125.

NM Not meaningful.

CITIGROUP NET INCOME—REGIONAL VIEW

In millions of dollars	2007	2006	2005	% Change 2007 vs. 2006	% Change 2006 vs. 2005
U.S. (1)
Global Consumer	$3,675	$8,039	$6,799	(54)%	18%
Markets & Banking	(7,537)	2,209	2,950	NM	(25)
Global Wealth Management	1,416	1,210	1,141	17	6
Total U.S.	$(2,446)	$11,458	$10,890	NM	5%
Mexico
Global Consumer	$1,387	$1,605	$1,432	(14)%	12%
Markets & Banking	396	346	450	14	(23)
Global Wealth Management	46	36	44	28	(18)
Total Mexico	$1,829	$1,987	$1,926	(8)%	3%
EMEA
Global Consumer	$504	$725	$374	(30)%	94%
Markets & Banking	(1,902)	2,011	1,130	NM	78
Global Wealth Management	77	23	8	NM	NM
Total EMEA	$(1,321)	$2,759	$1,512	NM	82%
Japan
Global Consumer	$(126)	$119	$706	NM	(83)%
Markets & Banking	128	272	498	(53)%	(45)
Global Wealth Management	95	—	(82)	—	100
Total Japan	$97	$391	$1,122	(75)%	(65)%
Asia
Global Consumer	$1,749	$1,366	$1,350	28%	1%
Markets & Banking	2,578	1,651	1,248	56	32
Global Wealth Management	314	163	116	93	41
Total Asia	$4,641	$3,180	$2,714	46%	17%
Latin America
Global Consumer	$679	$202	$236	NM	(14)%
Markets & Banking	1,084	638	619	70%	3%
Global Wealth Management	26	12	17	NM	(29)
Total Latin America	$1,789	$852	$872	NM	(2)%
Alternative Investments	$672	$1,276	$1,437	(47)%	(11)%
Corporate/Other	(1,644)	(654)	(667)	NM	2
Income from Continuing Operations	$3,617	$21,249	$19,806	(83)%	7%
Income from Discontinued Operations (2)	—	289	4,832	—	(94)
Cumulative Effect of Accounting Change	—	—	(49)	—	—
Total Net Income	$3,617	$21,538	$24,589	(83)%	(12)%
Total International	$7,035	$9,169	$8,146	(23)%	13%

(1)	Excludes Alternative Investments and Corporate/Other, which are predominantly related to the U.S. The U.S. regional disclosure includes Canada and Puerto Rico. Global Consumer for the U.S. includes Other Consumer.
(2)	See Note 3 on page 125.

NM Not meaningful.

CITIGROUP REVENUES—SEGMENT AND PRODUCT VIEW

In millions of dollars	2007	2006	2005	% Change 2007 vs. 2006	% Change 2006 vs. 2005
Global Consumer
U.S. Cards	$13,418	$13,508	$12,824	(1)%	5%
U.S. Retail Distribution	10,209	9,584	9,515	7	1
U.S. Consumer Lending	6,459	5,519	5,469	17	1
U.S. Commercial Business	1,649	1,983	2,299	(17)	(14)
Total U.S. Consumer (1)	$31,735	$30,594	$30,107	4%	2%
International Cards	$9,228	$5,959	$4,850	55%	23%
International Consumer Finance	3,182	3,318	3,819	(4)	(13)
International Retail Banking	12,878	10,518	9,727	22	8
Total International Consumer	$25,288	$19,795	$18,396	28%	8%
Other	$(39)	$(90)	$(258)	57%	65%
Total Global Consumer	$56,984	$50,299	$48,245	13%	4%
Markets & Banking
Securities and Banking	$2,684	$21,218	$18,970	(87)%	12%
Transaction Services	7,840	5,971	4,891	31	22
Other	(2)	(2)	2	—	NM
Total Markets & Banking	$10,522	$27,187	$23,863	(61)%	14%
Global Wealth Management
Smith Barney	$10,529	$8,160	$6,825	29%	20%
Private Bank	2,457	2,017	1,859	22	8
Total Global Wealth Management	$12,986	$10,177	$8,684	28%	17%
Alternative Investments	$2,103	$2,901	$3,430	(28)%	(15)%
Corporate/Other	(897)	(949)	(580)	5	(64)
Total Net Revenues	$81,698	$89,615	$83,642	(9)%	7%

(1)	U.S. disclosure includes Canada and Puerto Rico.

NM Not meaningful.

CITIGROUP REVENUES—REGIONAL VIEW

In millions of dollars	2007	2006	2005	% Change 2007 vs. 2006	% Change 2006 vs. 2005
U.S. (1)
Global Consumer	$31,696	$30,504	$29,849	4%	2%
Markets & Banking	(4,971)	10,155	9,901	NM	3
Global Wealth Management	9,787	8,793	7,628	11	15
Total U.S.	$36,512	$49,452	$47,378	(26)%	4%
Mexico
Global Consumer	$5,777	$5,191	$4,373	11%	19%
Markets & Banking	814	781	777	4	1
Global Wealth Management	153	129	124	19	4
Total Mexico	$6,744	$6,101	$5,274	11%	16%
EMEA
Global Consumer	$6,649	$5,387	$5,201	23%	4%
Markets & Banking	4,235	8,757	6,849	(52)	28
Global Wealth Management	543	331	295	64	12
Total EMEA	$11,427	$14,475	12,345	(21)%	17%
Japan
Global Consumer	$2,797	$2,455	$3,251	14%	(24)%
Markets & Banking	1,191	1,052	1,224	13	(14)
Global Wealth Management	1,244	—	(6)	—	100
Total Japan	$5,232	$3,507	$4,469	49%	(22)%
Asia
Global Consumer	$6,253	$4,933	$4,461	27%	11%
Markets & Banking	6,496	4,714	3,697	38	28
Global Wealth Management	1,038	738	440	41	68
Total Asia	$13,787	$10,385	$8,598	33%	21%
Latin America
Global Consumer	$3,812	$1,829	$1,110	NM	65%
Markets & Banking	2,757	1,728	1,415	60	22
Global Wealth Management	221	186	203	19	(8)
Total Latin America	$6,790	$3,743	$2,728	81%	37%
Alternative Investments	$2,103	$2,901	$3,430	(28)%	(15)%
Corporate/Other	(897)	(949)	(580)	5	(64)
Total Net Revenues	$81,698	$89,615	$83,642	(9)%	7%
Total International	$43,980	$38,211	$33,414	15%	14%

(1)	Excludes Alternative Investments and Corporate/Other, which are predominantly related to the U.S. The U.S. regional disclosure includes Canada and Puerto Rico. Global Consumer for the U.S. includes Other Consumer.

NM Not meaningful.

GLOBAL CONSUMER

Citigroup’s Global Consumer Group provides a wide array of banking, lending, insurance and investment services through a network of 8,527 branches, approximately 20,000 ATMs and 530 Automated Lending Machines (ALMs), the Internet, telephone and mail, and the Primerica Financial Services salesforce. Global Consumer serves more than 200 million customer accounts, providing products and services to meet the financial needs of both individuals and small businesses.

In millions of dollars	2007	2006 (1)	2005	% Change 2007 vs. 2006	% Change 2006 vs. 2005
Net interest revenue	$32,932	$29,380	$29,526	12%	—
Non-interest revenue	24,052	20,919	18,719	15	12%
Revenues, net of interest expense	$56,984	$50,299	$48,245	13%	4%
Operating expenses	29,298	25,933	23,318	13	11
Provisions for loan losses and for benefits and claims	17,020	7,579	9,063	NM	(16)
Income before taxes and minority interest	$10,666	$16,787	$15,864	(36)%	6%
Income taxes	2,627	4,666	4,904	(44)	(5)
Minority interest, net of taxes	171	65	63	NM	3
Net income	$7,868	$12,056	$10,897	(35)%	11%
Average assets (in billions of dollars)	$735	$610	$533	20%	14%
Return on assets	1.07%	1.98%	2.04%
Key indicators (in billions of dollars)
Average loans	$496.1	$434.9	$392.6	14%	11%
Average deposits	$291.8	$252.1	$231.7	16%	9%
Total branches	8,527	8,110	7,237	5%	12%

(1)	Reclassified to conform to the current period’s presentation.

NM Not meaningful.

U.S. Consumer

U.S. Consumer is composed of four businesses: Cards, Retail Distribution, Consumer Lending and Commercial Business.

In millions of dollars	2007	2006 (1)	2005	% Change 2007 vs. 2006	% Change 2006 vs. 2005
Net interest revenue	$17,480	$16,712	$17,510	5%	(5)%
Non-interest revenue	14,255	13,882	12,597	3	10
Revenues, net of interest expense	$31,735	$30,594	$30,107	4%	2%
Operating expenses	15,045	14,149	13,449	6	5
Provisions for loan losses and for benefits and claims	10,917	3,800	5,600	NM	(32)
Income before taxes and minority interest	$5,773	$12,645	$11,058	(54)%	14%
Income taxes	1,629	4,197	3,823	(61)	10
Minority interest, net of taxes	36	58	62	(38)	(6)
Net income	$4,108	$8,390	$7,173	(51)%	17%
Average assets (in billions of dollars)	$498	$417	$357	19%	17%
Return on assets	0.83%	2.01%	2.01%
Key indicators (in billions of dollars)
Average loans	$352.5	$320.1	$286.1	10%	12%
Average deposits	121.8	104.6	95.4	16%	10%
Total branches (actual number)	3,545	3,441	3,173	3%	8%

(1)	Reclassified to conform to the current period’s presentation.

NM Not meaningful.

2007 vs. 2006

Net Interest Revenue was 5% higher than the prior year, as growth in average deposits and loans of 16% and 10%, respectively, was partially offset by a decrease in net interest margin. Net interest margin declined mainly due to an increase in the cost of funding driven by a shift to higher cost Direct Bank and time deposits and a shift away from high yielding credit card assets toward lower yielding mortgage assets which more than offset a general increase in consumer loan yields.

Non-Interest Revenue increased 3%, primarily due to 6% growth in Cards purchase sales, a pretax gain on the sale of MasterCard shares of $449 million compared to a gain on the MasterCard IPO of $66 million in 2006, the impact of the acquisition of ABN AMRO Mortgage Group in the first quarter of 2007, higher gains on sales of mortgage loans, and growth in net servicing revenues. This increase is partially offset by lower securitization revenues in Cards primarily reflecting the net impact of higher funding costs and higher credit losses in the securitization trusts. The results of 2006 also included $163 million pretax gain from the sale of upstate New York branches in the second quarter.

Operating expense growth was primarily driven by the VISA litigation-related pretax charge of $292 million, the ABN AMRO integration, higher collection costs, higher volume-related expenses, and increased investment spending due to 202 new branch openings in 2007 (110 in CitiFinancial and

92 in Citibank). Expense growth in 2007 was favorably affected by the absence of the charge related to the initial adoption of SFAS 123(R) in the first quarter of 2006.

Provisions for loan losses and for benefits and claims increased $7.1 billion primarily reflecting a weakening of leading credit indicators including delinquencies on first and second mortgages and deterioration in the housing market, a downturn in other economic trends including unemployment and GDP affecting all other portfolios and a change in estimate of loan losses inherent in the portfolio but not yet visible in delinquency statistics. The increase in provision for loan losses also reflects the absence of loan loss reserve releases recorded in the prior year, as well as an increase in bankruptcy filings in 2007 versus unusually low filing levels experienced in 2006. The net credit loss ratio increased 27 basis points to 1.46%.

Net income in 2007 also reflected the absence of a $229 million tax benefit resulting from the resolution of the 2006 Tax Audits.

2006 vs. 2005

Net interest revenue declined by 5%, as growth in average deposits and loans of 10% and 12%, respectively, were more than offset by net interest margin compression. Net interest margin declined primarily due to a shift in customer liabilities from savings and other demand deposits to certificates of deposit and e-Savings accounts as well as lower on-balance-sheet receivables and a change in the mix of receivables toward introductory rate products, and a higher cost of funds, which was partially offset by higher risk-based fees.

Non-Interest Revenue increased by 10% due to the positive impact of a 9% growth in purchase sales, higher replenishment gains from securitization activities, and higher net excess spread revenues from previously securitized receivables, higher gains on sales of real estate loans, student loans, and mortgage-backed securities, a $163 million gain on the Sale of New York Branches in the second quarter of 2006, partially offset by lower servicing revenues. Also driving the increase was the acquisition of the Macy’s (formerly known as Federated) portfolio in the 2005 fourth quarter, and the absence of a $545 million charge to conform accounting practices for customer rewards taken in the fourth quarter of 2005. Offsetting the increase was the absence of the $162 million legal settlement benefit in the 2005 third quarter related to the purchase of Copelco, the $161 million gain on sale of the CitiCapital Transportation Finance business in the first quarter of 2005 and the absence of a $110 million gain in the 2005 first quarter related to the resolution of the Glendale litigation.

Operating expenses increased 5%, primarily reflecting the full-year impact of the acquisition of the Macy’s portfolio, higher volume-related expenses, increased investment spending on 303 new branch openings during the year (101 in Citibank and 202 in CitiFinancial), the impact of SFAS 123(R), costs associated with the launch of e-Savings, and the absence of a $23 million expense benefit due to the Copelco settlement recorded in 2005. This increase is partially offset by effective expense management and a decline in advertising and marketing expenses in Cards and lower expenses from the absence of the transportation finance business and severance costs in Commercial Business in 2005.

Provision for loan losses and for benefits and claims declined by 32% attributable primarily to a favorable credit environment which led to a continued decline in loan loss reserves in Cards, lower overall bankruptcy filings in 2006 in Retail Distribution and a loan loss reserve release of $63 million in Commercial Business. Also driving the decrease was the absence of a $165 million loan loss reserve build in the 2005 third quarter related to the reorganization of the former Consumer Finance business, and a reserve build in 2005 related to Hurricane Katrina of $110 million in CitiFinancial branches and the continued liquidation of non-core portfolios in Commercial Business. The net credit loss ratio for U.S. Consumer decreased 51 basis points to 1.19%.

Net income in 2006 also reflected a $229 million tax benefit resulting from the resolution of the 2006 Tax Audits.

U.S. CONSUMER OUTLOOK

In 2008, the U.S. Consumer businesses will continue to focus on expanding its customer base, offering an integrated and innovative set of products and services, and leveraging previous acquisitions and prior strategic investments. Revenues will be affected by customer demand, the level of interest rates, credit performance, as well as the stability of the U.S. capital markets, all of which are important to cards securitizations and asset valuations. The businesses will also focus on tight expense control, productivity improvements and effective credit management.

The U.S. Consumer business could be negatively affected as discussed under “Economic Environment” on page 5.

In addition, the U.S. Consumer business is expected to operate in a challenging credit and economic environment, due to expected deterioration in credit costs across all products, particularly in the first mortgage and second mortgage portfolios. In addition, higher levels of unemployment and bankruptcy filings and lower residential real estate prices are expected. Net credit losses, delinquencies and defaults are expected to continue to trend upwards.

International Consumer

International Consumer is composed of three businesses: Cards, Consumer Finance and Retail Banking. International Consumer operates in five geographies: Mexico, Latin America, EMEA, Japan, and Asia.

In millions of dollars	2007	2006	2005	% Change 2007 vs. 2006	% Change 2006 vs. 2005
Net interest revenue	$15,619	$12,866	$12,180	21%	6%
Non-interest revenue	9,669	6,929	6,216	40	11
Revenues, net of interest expense	$25,288	$19,795	$18,396	28%	8%
Operating expenses	13,550	11,201	9,520	21	18
Provisions for loan losses and for benefits and claims	6,103	3,779	3,463	61	9
Income before taxes and minority interest	$5,635	$4,815	$5,413	17%	(11)%
Income taxes	1,307	791	1,314	65	(40)
Minority interest, net of taxes	135	7	1	NM	NM
Net income	$4,193	$4,017	$4,098	4%	(2)%
Revenues, net of interest expense, by region:
Mexico	$5,777	$5,191	$4,373	11%	19%
EMEA	6,649	5,387	5,201	23	4
Japan	2,797	2,455	3,251	14	(24)
Asia	6,253	4,933	4,461	27	11
Latin America	3,812	1,829	1,110	NM	65
Total revenues	$25,288	$19,795	$18,396	28	8%
Net income by region:
Mexico	$1,387	$1,605	$1,432	(14)%	12%
EMEA	504	725	374	(30)	94
Japan	(126)	119	706	NM	(83)
Asia	1,749	1,366	1,350	28	1
Latin America	679	202	236	NM	(14)
Total net income	$4,193	$4,017	$4,098	4%	(2)%
Average assets (in billions of dollars)	$226	$183	$167	23%	10%
Return on assets	1.86%	2.20%	2.45%
Key indicators (in billions of dollars)
Average loans	$143.6	$114.8	$106.5	25%	8%
Average deposits	$170.0	$147.5	$136.3	15%	8%
Total branches (actual number)	4,982	4,669	4,064	7%	15%

NM Not meaningful.

2007 vs. 2006

Net interest revenue increased 21% overall, 29% after excluding the impact of Japan Consumer Finance. The increase was driven by a 25% growth in average receivables and a 15% growth in average deposits, including the impact of the acquisitions of GFU, Egg, and Grupo Cuscatlan, and the integration of the CrediCard portfolio. The positive impact of foreign currency translation also contributed to the revenue increase. Results in 2007 include a $261 million pretax charge in Japan Consumer Finance to increase reserves for estimated losses due to customer settlements.

Non-interest revenue increased 40%, primarily due to a 33% increase in Cards purchase sales, a 20% increase in investment product sales, increased ownership in Nikko Cordial, and gains on sales of non-core assets including a $729 million pretax gain on Redecard shares, a $507 million pretax gain on Visa International Inc. shares, a $313 million pretax gain on the sale of an ownership interest in Nikko Cordial’s Simplex Investment Advisors, and a pretax MasterCard gain of $113 million compared to a gain on the MasterCard IPO of $55 million in 2006. The positive impact of foreign currency translation also contributed to the revenue increase. The increase in non-interest revenue was partially offset by the absence of a prior-year gain on the sale of Avantel of $234 million.

Operating expenses increased 21%, reflecting acquisitions, increased ownership in Nikko Cordial, the integration of the CrediCard portfolio, volume growth across the products and regions, the impact of foreign currency translation and continued investment spending. During 2007, 510 Retail Banking and Consumer Finance branches were opened or acquired. The increase in 2007 expenses was partially offset by savings from structural expense initiatives announced in April 2007, and the absence of the charge related to the initial adoption of SFAS 123(R) in the first quarter of 2006.

Provisions for loan losses and for benefits and claims increased substantially, including a change in estimate of loan losses inherent in the loan portfolio but not yet visible in delinquency statistics, along with volume growth and credit deterioration in certain countries, the impact of recent acquisitions, and the increase in net credit losses in Japan Consumer Finance due to the continuing adverse operating environment and the impact of Japan consumer lending laws passed in the fourth quarter of 2006. Higher past-due accounts in Mexico cards and the integration of the CrediCard portfolio also contributed to the increase.

Net income was also affected by the absence of a prior-year APB 23 tax benefit of $288 million in Mexico, as well as the absence of a prior-year $99 million tax benefit resulting from the resolution of the 2006 Tax Audits.

2006 vs. 2005

Net interest revenue increased 6%, reflecting growth in average receivables and deposits of 8% each, and the integration of the CrediCard portfolio in Latin America. The results were negatively impacted by Japan Consumer Finance due to the changes in the operating environment and the passage of changes to consumer lending laws on December 13, 2006. The total impact included a $581 million pretax charge to increase reserves for estimated losses due to customer settlements. Excluding Japan, net interest revenue increased 15% from the prior year. The positive impact of foreign currency translation also contributed to the revenue increase.

Non-interest revenue increased 11%, reflecting an increase in investment product sales of 36%, a 17% increase in purchase sales, the integration of the CrediCard portfolio, the 2006 fourth quarter $234 million gain in Mexico on the sale of Avantel, a gain on the MasterCard IPO of $55 million in the 2006 second quarter, and higher insurance and other fees, partially offset by the absence of a prior-year gain on the sale of a merchant-acquiring business in EMEA of $95 million. The positive impact of foreign currency translation also contributed to the revenue increase. Assets under management grew by 20%.

Operating expenses increased, reflecting the integration of the CrediCard portfolio, volume growth across the regions, continued investment spending driven by 862 new Retail Banking and Consumer Finance branch openings, the adoption of SFAS 123(R), a $60 million pretax repositioning charge in Japan to close approximately 270 branches and 100 ALMs, the impact of foreign currency translation, the costs associated with the labor settlement in Korea, and the absence of prior-year expense credits related to Mexico VAT.

Provisions for loan losses and for benefits and claims increased primarily due to reserve builds and higher net credit losses in Japan Consumer Finance due to legislative and other actions affecting the consumer finance industry, target market expansion in Mexico cards, the industry-wide credit deterioration in Taiwan, the CrediCard integration in Latin America, and volume growth. The increase was partially offset by the absence of the 2005 charge of $490 million to standardize the loan write-off policy in EMEA, the 2005 increase of $127 million loan loss reserves in Germany retail banking to reflect increased experience with the effects of bankruptcy law liberalization, a $159 million gain from the sale of charged-off assets in Germany, and a $168 million loan loss reserve release in Korea related to improvements in the credit environment in this market.

Net income in 2006 also reflected higher APB 23 tax benefits of $288 million in Mexico, and a $99 million benefit from the resolution of the 2006 Tax Audits, partially offset by the absence of a 2005 third quarter Homeland Investment Act tax benefit of $61 million in Mexico.

INTERNATIONAL CONSUMER OUTLOOK

International Consumer is diversified across a number of geographies, product groups, and customer segments. In 2008, International Consumer expects to drive growth in loans, deposits and investment product sales from expanding its customer base through organic growth, investments in expanding the branch network, and the benefit from 2007 acquisitions. As a result, International Consumer expects earnings growth in 2008.

Revenues and credit costs are expected to be affected by global economic conditions, including the level of interest rates, the credit environment, unemployment rates, and political and regulatory developments in the U.S. and around the world.

The International Consumer business could be negatively affected by the “Economic Environment” discussed on page 5.

The Japan Consumer Finance business environment is expected to remain difficult. The impact of changes to consumer lending laws enacted in 2006 as well as deteriorating consumer credit conditions are expected to drive credit costs higher in the Japan Consumer Finance business. The Company will continue to actively monitor developments in customer refund claims and defaults, political developments and the way courts view grey zone claims, refunds and defaults. The Company continues to evaluate the positioning and prospects of the business as the environment changes.

In addition to Japan Consumer Finance, increased credit costs are expected across all international businesses as their growing portfolios season or mature, and are expected to be affected by economic and credit conditions in the U.S. and around the world.

MARKETS & BANKING

Markets & Banking provides a broad range of trading, investment banking, and commercial lending products and services to companies, governments, institutions and investors in approximately 100 countries. Markets & Banking includes Securities and Banking, Transaction Services and Other.

In millions of dollars	2007	2006	2005	% Change 2007 vs. 2006	% Change 2006 vs. 2005
Net interest revenue	$12,312	$8,492	$8,100	45%	5%
Non-interest revenue	(1,790)	18,695	15,763	NM	19
Revenues, net of interest expense	$10,522	$27,187	$23,863	(61)%	14%
Operating expenses	19,588	17,119	14,133	14	21
Provision for credit losses	1,390	359	(42)	NM	NM
Income (loss) before taxes and minority interest	$(10,456)	$9,709	$9,772	NM	(1)%
Income taxes (benefits)	(5,216)	2,528	2,818	NM	(10)
Minority interest, net of taxes	13	54	59	(76)%	(8)
Net income (loss)	$(5,253)	$7,127	$6,895	NM	3%
Revenues, net of interest expense, by region:
U.S.	$(4,971)	$10,155	$9,901	NM	3%
Mexico	814	781	777	4%	1
EMEA	4,235	8,757	6,849	(52)	28
Japan	1,191	1,052	1,224	13	(14)
Asia	6,496	4,714	3,697	38	28
Latin America	2,757	1,728	1,415	60	22
Total revenues	$10,522	$27,187	$23,863	(61)%	14%
Total revenues, net of interest expense by product:
Securities and Banking	$2,684	$21,218	$18,970	(87)%	12%
Transaction Services	7,840	5,971	4,891	31	22
Other	(2)	(2)	2	—	NM
Total revenues	$10,522	$27,187	$23,863	(61)%	14%
Net income (loss) by region:
U.S.	$(7,537)	$2,209	$2,950	NM	(25)%
Mexico	396	346	450	14%	(23)
EMEA	(1,902)	2,011	1,130	NM	78
Japan	128	272	498	(53)	(45)
Asia	2,578	1,651	1,248	56	32
Latin America	1,084	638	619	70	3
Total net income (loss)	$(5,253)	$7,127	$6,895	NM	3%
Net income (loss) by product:
Securities and Banking	$(7,604)	$5,763	$5,327	NM	8%
Transaction Services	2,215	1,426	1,135	55%	26
Other	136	(62)	433	NM	NM
Total net income (loss)	$(5,253)	$7,127	$6,895	NM	3%

NM Not meaningful.

2007 vs. 2006

Revenues, net of interest expense decreased 61% driven by $20.4 billion of pretax write-downs and losses related to deterioration in the mortgage-backed and credit markets. The losses consisted primarily of approximately $18.9 billion related to direct subprime-related exposures, of which approximately $14.2 billion was related to exposures in the most senior tranches of collateralized debt obligations, which are collateralized by asset-backed securities, derivatives on asset-backed securities or both. The losses were also driven by write-downs of approximately $1.5 billion pretax, net of underwriting fees, on funded and unfunded highly leveraged finance commitments. Of this amount, approximately $1.3 billion of impairment was recognized for transactions that had been funded as of December 31, 2007, and $0.2 billion of impairment was recognized on transactions that were unfunded as of December 31, 2007. Securities and Banking’s remaining $37.3 billion in U.S. subprime net direct exposure as at December 31, 2007 consisted of (a) approximately $8.0 billion of subprime-related exposures in its lending and structuring business and (b) approximately $29.3 billion of net exposures to the super senior tranches of collateralized debt obligations which are collateralized by asset-backed securities, derivatives on asset-backed securities or both. See “Exposure to Real Estate” on page 48 for a further discussion. The decreases were offset partially by increased revenues in Equity Markets, from cash trading and strong growth in equity finance, in Advisory from strong deal volumes, in Equity Underwriting and in Lending. Transaction Services revenues increased 31% reflecting growth in liability balances, transaction volumes and assets under custody mainly in Cash Management and Securities and Funds Services. Average liability balances grew 29% to $245 billion in 2007 vs. 2006 due to growth across all regions, reflecting positive flow from new and existing customers.

Operating expenses increased 14% due to higher business volumes, higher non-incentive compensation staff expenses and increased costs driven by The Bisys Group Inc., Nikko Cordial, Grupo Cuscatlan, and ATD acquisitions. Operating expenses also increased driven by the implementation of a headcount reduction plan to reduce ongoing expenses. This resulted in a $438 million pretax charge to compensation and benefits in connection with headcount reductions. Expense growth in 2007 was favorably affected by the absence of a $354 million charge related to the initial adoption of SFAS 123(R) in 2006 and a $300 million pretax release of litigation reserves in 2007.

The provision for credit losses increased approximately $1 billion, driven by higher net credit losses, mainly from loans with subprime-related direct exposure, and a higher net charge to increase loan loss and unfunded lending commitment reserves reflecting a slight weakening in overall portfolio credit quality, as well as loan loss reserves for specific counterparties. Subprime-related loans accounted for approximately $860 million of credit costs in 2007, of which $704 million was recorded in the fourth quarter.

2006 vs. 2005

Revenues, net of interest expense, increased, driven by broad-based growth across products, particularly in EMEA, Asia and Latin America. Fixed Income Markets revenue increases reflected growth in emerging markets trading, municipals, foreign exchange and credit products. Equity Markets revenues increased, driven by strong growth globally, including cash trading, derivatives products and convertibles. Investment Banking revenue growth was driven by higher debt and equity underwriting revenues and increased advisory fees. These gains were partially offset by a revenue decline in Lending, as improved credit conditions led to lower hedging results, the 2005 $386 million pretax gain on the sale of Nikko Cordial shares and lower revenue in Commodities. Transaction Services revenues increased 22%, mainly in Cash Management and Securities and Funds Services, driven by growth in customer liabilities, up $39 billion or 24%, and assets under custody, up $1.8 trillion or 21%. In addition, higher interest rates, increased volumes, and higher sales contributed to the growth.

Operating expenses were impacted by $764 million of SFAS 123(R) charges and higher production-related incentive compensation, as well as a growth in headcount and increased investment spending on strategic growth initiatives.

The provision for credit losses increased, reflecting growth in loans and unfunded lending commitments and an update to historical data used for certain loss estimates.

MARKETS & BANKING OUTLOOK

Markets & Banking (CMB) is significantly affected by the levels of activity in, and volatility of, the global capital markets, which are influenced by macroeconomic and political developments, among other factors. The CMB business could be negatively impacted by the “Economic Environment” discussed on page 5.

As 2008 begins to unfold, the market perception is that the credit environment will deteriorate. While corporate default rates are near historic lows, they are projected to increase in 2008. Classified loan exposures are on a rising trend and current credit markets negatively affect the backlog of leveraged loans continues to be an overhang for the business and the market. Deterioration in the U.S. mortgage market may continue and could impact the uncertainty of mortgage securities pricing and trading. Pricing in the leveraged loan market may also continue to decline.

In 2008, Securities and Banking initiatives will continue to focus on the delivery of financial solutions tailored to clients’ needs and the targeting of client segments with strong growth prospects. The development of additional global emerging markets leaders and the continued role of the sovereign wealth funds are likely to be major drivers of investment banking revenues and in particular cross-border mergers and acquisitions and associated capital raising. Revenues from derivatives and foreign exchange are also likely to benefit as clients seek to minimize the financial risk to their businesses from market volatility.

The business also intends to leverage its position to deliver global access to local markets. The business will continue its multi-year build-out of structured-products capabilities in equities, commodities and currencies, which began to show a contribution to Securities and Banking’s performance in 2007 and should become a platform for future growth.

In 2008, Transaction Services will focus on generating organic revenue and earnings growth, leveraging its strong global platform. The rising needs of emerging markets and of the world’s increasingly sophisticated capital markets are expected to continue to drive part of this growth, as well as clients’ continued consolidation of their cash management relationships. This business growth is expected to be partially offset by the impact of lower interest rates and potentially lower asset values.

Throughout 2008, CMB will look to optimize its portfolio of businesses by allocating capital to the higher-returning businesses and clients. In addition, further expense synergies are expected to be achieved through more re-engineering of operations and processes within CMB and across Citigroup as a whole.

In 2008, the business expects higher state and local tax expense than was incurred in 2007. The level will depend on the geographic mix of income. Partially offsetting this additional expense is an expected increase in benefits from tax-advantaged investments.

GLOBAL WEALTH MANAGEMENT

Global Wealth Management is composed of the Smith Barney Private Client businesses (including Citigroup Wealth Advisors, Nikko Cordial, Quilter and the legacy Citicorp Investment Services business), Citi Private Bank and Citi Investment Research.

In millions of dollars	2007	2006	2005	% Change 2007 vs. 2006	% Change 2006 vs. 2005
Net interest revenue	$2,174	$1,922	$1,695	13%	13%
Non-interest revenue	10,812	8,255	6,989	31	18
Revenues, net of interest expense	$12,986	$10,177	$8,684	28%	17%
Operating expenses	9,806	8,006	6,696	22	20
Provision for loan losses	100	24	29	NM	(17)
Income before taxes and minority interest	$3,080	$2,147	$1,959	43%	10%
Income taxes	1,034	703	715	47	(2)
Minority interest, net of taxes	72	—	—	—	—
Net income	$1,974	$1,444	$1,244	37%	16%
Revenues, net of interest expense by region:
U.S.	$9,787	$8,793	$7,628	11%	15%
Mexico	153	129	124	19	4
EMEA	543	331	295	64	12
Japan	1,244	—	(6)	—	100
Asia	1,038	738	440	41	68
Latin America	221	186	203	19	(8)
Total revenues	$12,986	$10,177	$8,684	28%	17%
Net income (loss) by region:
U.S.	$1,416	$1,210	$1,141	17%	6%
Mexico	46	36	44	28	(18)
EMEA	77	23	8	NM	NM
Japan	95	—	(82)	—	100
Asia	314	163	116	93	41
Latin America	26	12	17	NM	(29)
Total net income	$1,974	$1,444	$1,244	37%	16%
Key indicators: (in billions of dollars)
Total assets under fee-based management	$507	$399	$346	27%	15%
Total client assets	1,784	1,438	1,310	24	10
Net client asset flows	15	14	29	7	(52)
Financial advisors (FA) / bankers (actual number)	15,454	13,694	13,916	13	(2)
Annualized revenue per FA / banker (in thousands of dollars)	880	740	679	19	9
Average deposits and other customer liability balances	117	104	93	13	12
Average loans	54	42	40	29	5

NM Not meaningful.

2007 vs. 2006

Revenues, net of interest expense, increased 28% primarily due to the impact of acquisitions; an increase in fee-based revenues reflecting the continued advisory-based strategy; an increase in international revenues driven by strong Capital Markets activity in Asia and growth in investments revenue in EMEA; as well as strong U.S. branch transactional revenue and syndicate sales.

Total client assets, including assets under fee-based management, increased $346 billion, or 24%, reflecting the inclusion of client assets from the Nikko Cordial and the Quilter acquisitions, as well as organic growth. Net flows increased slightly compared to the prior year. Global Wealth Management had 15,454 financial advisors/bankers as of December 31, 2007, compared with 13,694 as of December 31, 2006, driven by the Nikko Cordial and Quilter acquisitions, as well as hiring in the Private Bank.

Operating expenses increased 22% primarily due to the impact of acquisitions, higher variable compensation associated with the increase in revenues, increased customer activity and charges related to headcount reductions. Expense growth in 2007 was favorably affected by the absence of the charge related to the initial adoption of SFAS 123(R) in the first quarter of 2006.

The provision for loan losses increased $76 million in 2007, primarily driven by portfolio growth and a reserve for specific non-performing loans in the Private Bank.

Net income growth also reflected a $65 million APB 23 benefit in the Private Bank in 2007 and the absence of a $47 million tax benefit resulting from the resolution of 2006 Tax Audits.

2006 vs. 2005

Revenues, net of interest expense, increased 17% primarily due to an increase in fee-based and recurring revenues, reflecting the continued shift toward offering fee-based advisory products and services in Smith Barney. Smith Barney’s launch of the Tiered-Pricing Program in September 2006 also drove revenue growth, along with strength in the Managed Accounts, Mutual Fund and Annuity businesses. Strong growth in Asia led an increase in Private Bank net revenues, driven by an increase in transactional revenues from strong Capital Markets activity. Results also reflected the acquisition of Legg Mason in December 2005.

Total client assets increased $128 billion, or 10%. Total assets under fee-based management were up $53 billion, or 15%, driven by net client asset flows and positive market action. Net flows were down compared to the prior year primarily on client attrition. Global Wealth Management had 13,694 financial advisors/bankers as of December 31, 2006, compared with 13,916 as of December 31, 2005.

Operating expenses increased as the absence of Japan expenses was offset by higher compensation expense, including $373 million of SFAS 123(R) costs; investment spending to expand onshore markets; and integration costs of the Legg Mason retail brokerage business.

Citigroup Investment Research

Citigroup Investment Research provides independent client-focused research to individuals and institutions around the world. The majority of expense for this organization is charged to the Global Equities business in Securities and Banking and to Smith Barney.

GLOBAL WEALTH MANAGEMENT OUTLOOK

Global Wealth Management is affected by the levels of activity in the capital markets, which are influenced by macro-economic and political developments, among other factors.

The Global Wealth Management business could also be negatively impacted by the “Economic Environment” discussed on page 5.

In 2008, Global Wealth Management expects to see continued asset and revenue growth resulting from the 2007 investments in its wealth management platform, as well as from past acquisitions. However, declines in asset values due to economic conditions could adversely impact asset and revenue levels.

Investments are expected to continue in 2008 and will include initiatives intended to improve technology platforms, strengthen our global competitive position and improve Financial Advisor retention.

ALTERNATIVE INVESTMENTS

Alternative Investments (CAI) manages capital on behalf of Citigroup, as well as for third-party institutional and high-net-worth investors. CAI is an integrated alternative investment platform that manages a wide range of products across five asset classes, including private equity, hedge funds, real estate, structured products and managed futures.

In millions of dollars	2007	2006	2005	% Change 2007 vs. 2006	% Change 2006 vs. 2005
Net interest revenue	$(11)	$259	$261	NM	(1)%
Non-interest revenue	2,114	2,642	3,169	(20)%	(17)
Total revenues, net of interest expense	$2,103	$2,901	$3,430	(28)%	(15)%
Net realized and net change in unrealized gains	$1,417	$2,107	$2,582	(33)%	(18)%
Fees, dividends and interest	262	449	509	(42)	(12)
Other	(200)	(118)	(1)	(69)	NM
Total proprietary investment activities revenues	$1,479	$2,438	$3,090	(39)%	(21)%
Client revenues (1)	624	463	340	35	36
Total revenues, net of interest expense	$2,103	$2,901	$3,430	(28)%	(15)%
Operating expenses	913	763	633	20	21
Provision for loan losses	—	(13)	(2)	NM	NM
Income before taxes and minority interest	$1,190	$2,151	$2,799	(45)%	(23)%
Income taxes	$431	$706	$950	(39)%	(26)%
Minority interest, net of taxes	87	169	412	(49)	(59)
Net income	$672	$1,276	$1,437	(47)%	(11)%
Revenue by product:
Client (1)	$624	$463	$340	35%	36%
Private Equity	$1,660	$1,743	$2,563	(5)%	(32)%
Hedge Funds	(99)	211	69	NM	NM
Other	(82)	484	458	NM	6
Proprietary	$1,479	$2,438	$3,090	(39)%	(21)%
Total	$2,103	$2,901	$3,430	(28)%	(15)%
Key indicators: (in billions of dollars)
Capital under management:
Client	$48.7	$38.5	$25.4	26%	52%
Proprietary	10.5	10.7	12.2	(2)	(12)
Total	$59.2	$49.2	$37.6	20%	31%

(1)	Includes fee income.

NM Not meaningful.

The Proprietary Portfolio of CAI consists of private equity, single- and multi-manager hedge funds, real estate and Legg Mason, Inc. (Legg Mason) preferred shares. Private equity, which constitutes the largest proprietary investments on both a direct and an indirect basis, is in the form of equity and mezzanine debt financing in companies across a broad range of industries worldwide, including investments in developing economies. Such investments include Citigroup Venture Capital International Brazil, LP (CVC/Brazil, formerly CVC/Opportunity Equity Partners, LP), which has invested primarily in companies privatized by the government of Brazil in the mid-1990s.

The Client Portfolio is composed of single- and multi-manager hedge funds, real estate, managed futures, private equity, and a variety of leveraged fixed income products (credit structures). Products are distributed to investors directly by CAI and through Citigroup GWM’s Private Bank and Smith Barney platform. Revenue includes management and performance fees earned on the portfolio.

Investments held by investment company subsidiaries (including CVC/Brazil) are carried at fair value, with the net change in unrealized gains and losses recorded in income. The Company’s investment in CVC/Brazil is subject to a variety of unresolved matters, including pending litigation involving some of its portfolio companies, which could affect future valuations of these companies. Certain private equity investments in companies located in developing economies that are not held in investment company subsidiaries are either carried at cost or accounted for by the equity method, with unrealized losses recognized in income for other-than-temporary declines in value. Investments classified as available-for-sale are carried at fair value with the net change in unrealized gains and losses recorded in equity as accumulated other comprehensive income, with unrealized losses recognized in income for other-than-temporary declines in value. All other investment activities are primarily carried at fair value, with the net change in unrealized gains and losses recorded in income.

The investment in Legg Mason resulted from the sale of Citigroup’s Asset Management business to Legg Mason on December 1, 2005. Sale proceeds included a combination of Legg Mason common and convertible preferred equity securities valued at $2.298 billion. The total equivalent number of common shares was 18.7 million, of which 10.3 million were sold in March 2006. No shares were sold during 2007 and 6.8 million shares were sold during 2008 up until February 21, 2008. As of February 21, 2008, Citigroup owns 1.6 million shares, of which 0.9 million shares are subject to cash-settled equity swaps at a strike price of $72 per share. The Legg Mason equity securities are classified on Citigroup’s Consolidated Balance Sheet as Trading account assets.

On July 2, 2007, the Company completed the acquisition of Old Lane Partners, LP and Old Lane Partners, GP, LLC (Old Lane). Old Lane is the manager of a global, multi-strategy hedge fund and a private equity fund with total assets under management and private equity commitments of approximately $4.5 billion.

Alternative Investments, through its Global Credit Structures investment center, is the investment manager for seven Structured Investment Vehicles (SIVs). On December 13, 2007, the Company announced its decision, not legally required, to commit to providing a support facility that would resolve uncertainties regarding senior debt repayment facing the Citi-advised SIVs. The Company’s decision was a response to the ratings review for a possible downgrade of the outstanding senior debt of the SIVs announced by two rating agencies, and the continued reduction of liquidity in the SIV-related asset-backed commercial paper and medium-term note markets. These markets are the traditional funding sources for the SIVs. The Company’s actions are designed to support the current ratings of the SIVs’ senior debt and to allow the SIVs to continue to pursue their current orderly asset reduction plan. As a result of this commitment, the Company became the SIVs’ primary beneficiary and consolidated the SIVs’ assets and liabilities onto its balance sheet. On February 12, 2008, Citigroup finalized the terms of the support facility, which takes the form of a commitment to provide mezzanine capital to the SIV vehicles in the event the market value of their capital notes approaches zero.

2007 vs. 2006

Revenues, net of interest expense, of $2.103 billion for 2007 decreased $798 million, or 28%.

Total proprietary revenues, net of interest expense, of $1.479 billion for 2007 were composed of revenues from private equity of $1.660 billion, other investment activity of $(82) million and hedge funds of $(99) million. Private equity revenue decreased $83 million from 2006, driven by lower gains and higher funding costs. Other investment activities revenue decreased $566 million from 2006, largely due to the 2006 liquidation of Citigroup’s investment in St. Paul shares and MetLife shares and a lower market value on Legg Mason shares in 2007. Hedge fund revenue decreased $310 million, largely due to lower investment performance. Client revenues increased $161 million, reflecting increased management fees from a 40% growth in average client capital under management, and the acquisition of Old Lane.

Operating expenses in 2007 of $913 million increased $150 million from 2006, primarily due to higher employee-related expenses and the acquisition of Old Lane.

Minority interest, net of taxes, in 2007 of $87 million decreased $82 million from 2006, primarily due to lower private equity gains related to underlying investments held by consolidated majority-owned legal entities. The impact of minority interest is reflected in fees, dividends, and interest, and net realized and net change in unrealized gains/(losses) consistent with proceeds received by minority interests.

Net income in 2006 reflects higher tax benefits including $58 million resulting from the resolution of the Federal Tax Audit in 2006.

Proprietary capital under management of $10.5 billion decreased approximately $200 million from 2006 due to capital reductions in certain hedge fund strategies partially offset by new investments in private equity.

Client capital under management of $48.7 billion in 2007 increased $10.2 billion from 2006, due to the acquisition of Old Lane and capital raised offset by lower investment performance in fixed income-oriented products.

2006 vs. 2005

Revenues, net of interest expense, of $2.901 billion for 2006 decreased $529 million, or 15%.

Total proprietary revenues, net of interest expense, were composed of revenues from private equity of $1.743 billion, other investment activity of $484 million and hedge funds of $211 million. Private equity revenue declined $820 million from 2005, primarily driven by the absence of prior-year gains from the sale of portfolio assets. Other investment activities revenue increased $26 million from 2005, largely due to realized gains from the liquidation of Citigroup’s investment in MetLife shares and real estate investment returns, partially offset by lower realized gains from the sale of Citigroup’s investment in St. Paul shares. Hedge fund revenue increased $142 million, led by higher investment performance and an increased asset base. Client revenues increased $123 million, reflecting increased management and performance fees from a 39% growth in average client capital under management.

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

Proprietary capital under management decreased $1.5 billion, primarily driven by the sale of Citigroup’s remaining holdings of St. Paul and MetLife shares and the partial sell down of Legg Mason shares in the first quarter of 2006, which were partially offset by investments in private equity and hedge funds.

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

In millions of dollars	2007	2006	2005
Net interest revenue	$(471)	$(486)	$(342)
Non-interest revenue	(426)	(463)	(238)
Revenues, net of interest expense	$(897)	$(949)	$(580)
Restructuring expense	1,528	—	—
Operating expenses	355	200	383
Provisions for loan losses and for benefits and claims	(1)	6	(2)
Loss from continuing operations before taxes, minority interest and cumulative effect of accounting change	$(2,779)	$(1,155)	$(961)
Income tax benefits	(1,077)	(502)	(309)
Minority interest, net of taxes	(58)	1	15
Loss from continuing operations before cumulative effect of accounting change	$(1,644)	$(654)	$(667)
Income from discontinued operations	—	289	4,832
Cumulative effect of accounting change	—	—	(49)
Net income (loss)	$(1,644)	$(365)	$4,116

2007 vs. 2006

Revenues, net of interest expense, improved primarily due to improved treasury results and a gain on the sale of certain corporate-owned assets, partially offset by higher intersegment eliminations.

Restructuring expenses. See Note 10 to the Consolidated Financial Statements on page 138 for details on the 2007 restructuring charge.

Other operating expenses increased primarily due to increased staffing, technology and other unallocated expenses, partially offset by higher intersegment eliminations.

Income tax benefits increased due to a higher pretax loss in 2007, offset by a prior-year tax reserve release of $69 million relating to the resolution of the 2006 Tax Audits.

Discontinued operations represent the operations in the Company’s Sale of the Asset Management Business and the Sale of the Life Insurance and Annuities Business. For 2006, income from discontinued operations included gains and tax benefits relating to the final settlement of the Life Insurance and Annuities and Asset Management Sale Transactions and a gain from the Sale of the Asset Management Business in Poland, as well as a tax reserve release of $76 million relating to the resolution of the 2006 Tax Audits. See Note 3 to the Consolidated Financial Statements on page 125.

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

Discontinued operations represent the operations in the Company’s Sale of the Asset Management Business and the Sale of the Life Insurance and Annuities Business. For 2006, income from discontinued operations included gains and tax benefits relating to the final settlement of the Life Insurance and Annuities and Asset Management Sale Transactions and a gain from the Sale of the Asset Management Business in Poland. Tax benefits included a tax reserve release of $59 million relating to the resolution of the Federal Tax Audit and a tax benefit of $17 million related to the resolution of the New York Tax Audits. See Note 3 to the Consolidated Financial Statements on page 125.

RISK FACTORS

Economic conditions. The profitability of Citigroup’s businesses may be affected by global and local economic conditions, such as the levels and liquidity of the global financial and other asset markets, the absolute and relative level and volatility of interest rates and equity prices, investor sentiment, inflation, and the availability and cost of credit.

The Company generally maintains large trading portfolios in the fixed income, currency, commodity and equity markets and has significant investment positions, including investments held by its private equity business. In addition, the Company periodically holds portfolios in advance of syndication or distribution activities. The revenues derived from these portfolios are directly affected by economic and market conditions (including without limitation through the valuation of these portfolios). The valuation of a significant portion of the trading portfolios is valued using models whose inputs are not observable in the market and are therefore based on management’s best estimate.

The credit quality of Citigroup’s on-balance-sheet assets and off-balance-sheet exposures is also affected by economic conditions, as more loan delinquencies would likely result in a higher level of charge-offs and increased provisions for credit losses, and lower levels of other revenues adversely affecting the Company’s earnings. The Company’s consumer businesses are particularly affected by factors such as: prevailing interest rates; the rate of unemployment; the level of consumer confidence; residential real estate values, especially in the U.S.; changes in consumer spending; and the number of personal bankruptcies.

Credit, market and market liquidity risk. As discussed above, the Company’s earnings may be impacted through its market risk and credit risk positions and by changes in economic conditions. In addition, Citigroup’s earnings are dependent upon the extent to which management can successfully implement effective risk management processes and manage its positions within the global markets. In particular environments, the Company may not be able to mitigate its risk exposures as effectively as desired, and may have unwanted exposures to certain risk factors.

The Company’s earnings are also dependent upon its ability to properly value financial instruments. In certain illiquid markets, processes to ascertain value and estimates of value, both of which require substantial elements of judgment, are required. The Company’s earnings are also dependent upon how effectively it assesses the cost of credit and manages its portfolio of risk concentrations. In addition to the direct impact of the successful management of these risk factors, management effectiveness is taken into consideration by the rating agencies, which determine the Company’s own credit ratings and thereby affect the Company’s cost of funds. Moreover, actions by third parties, such as rating agency downgrades of instruments to which the Company has exposure and independent actions by market participants, can result in reduced liquidity and valuations of those instruments.

Competition. Merger activity in the financial services industry has produced companies that are capable of offering a wide array of financial products and services at competitive prices. Globalization of the capital markets and financial services industries exposes Citigroup to competition at both the global and local levels. In addition, technological advances and the growth of e-commerce and regulatory developments have made it possible for non-depository institutions to offer products and services that traditionally were banking products. Citigroup’s ability to grow its businesses, and therefore its earnings, is affected by these competitive pressures and is dependent on Citigroup’s ability to attract and retain talented and dedicated employees.

Country risk. Citigroup’s international revenues are subject to risk of loss from unfavorable political and diplomatic developments, currency fluctuations, social instability, and changes in governmental policies, including expropriation, nationalization, international ownership legislation, interest-rate caps and tax policies. In addition, revenues from the trading of international securities and investment in international securities may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be accentuated because certain international trading markets, particularly those in emerging market countries, are typically smaller, less liquid and more volatile than U.S. trading markets.

For geographic distributions of net income, see page 20. For a discussion of international loans, see Note 17 to the Consolidated Financial Statements on page 145 and “Country and Cross-Border Risk Management Process” on page 65.

Operational risk. Citigroup is exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and record-keeping errors, integration of numerous acquired businesses, and computer/telecommunications systems malfunctions. Given the high volume of transactions at Citigroup, certain errors may be repeated or compounded before they are discovered and rectified. In addition, the Company’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages), which may give rise to losses in service to customers and/or monetary loss to the Company. All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its customers.

Fiscal and monetary policies. The Company’s businesses and earnings are affected by the policies adopted by regulatory authorities and bodies of the United States and other governments. For example, in the United States, policies of the Federal Reserve Board directly influence the rate of interest paid by commercial banks on their interest-bearing deposits and also may affect the value of financial instruments held by the Company. In addition, such changes in monetary policy may affect the credit quality of the Company’s customers. The actions of the Federal Reserve Board and international central banking authorities directly impact the Company’s cost of funds for lending, capital raising and investment activities.

MANAGING GLOBAL RISK

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

Certain regulatory considerations. As a worldwide business, Citigroup and its subsidiaries are subject to extensive regulation, new legislation and changing accounting standards and interpretations thereof in many jurisdictions. Legislation is introduced, including tax, consumer protection, privacy and other legislation, from time to time in Congress, in the states and in foreign jurisdictions that may change banking and financial services laws and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. The Company cannot determine whether such legislation will be enacted and the ultimate effect that it would have on the Company’s results.

Citigroup’s risk management framework is designed to balance strong corporate oversight with well-defined independent risk management functions within each business.

The Citigroup Chief Risk Officer is responsible for:

•	establishing standards for the measurement and reporting of risk,
•	identifying and monitoring risk on a Company-wide basis,
•	managing and compensating the senior independent risk managers,
•	ensuring that the risk function has adequate staffing, analytics and expertise, and
•	approving business-level risk management policies.

The risk managers supporting each of our businesses are responsible for establishing and implementing risk management policies and practices within their business, overseeing and critically evaluating the risk in their business, and for applying risk control policies that enhance and address the requirements of the business.

RISK AGGREGATION AND RISK CONVERGENCE

While the major risk factors are described individually on the following pages, these risks often need to be reviewed and managed in conjunction with one another and across the various businesses.

The Chief Risk Officer, as noted above, monitors and controls major risk exposures and concentrations across the organization. Specifically, this means looking at like risks across businesses (“risk aggregation”) and looking at the confluence of risk types within and across businesses (“risk convergence”).

During the course of 2007, including in the fourth quarter, Risk Management, working with input from the businesses and Finance, provided enhanced periodic updates to senior management and the Board of Directors on significant potential exposures across the Citigroup organization arising from risk concentrations (e.g., residential real estate), financial market participants (e.g., monoline insurers), and other systemic issues (e.g., commercial paper markets). These risk assessments are forward-looking exercises, intended to inform senior management and the Board of Directors about the potential economic impacts to Citi that may occur, directly or indirectly, as a result of hypothetical scenarios. These exercises are a supplement to the standard limit-setting and risk capital exercises described later in this section, as the risk assessment process incorporates events in the marketplace and within Citi that impact our outlook on the form, magnitude, correlation and timing of identified risks that may arise. In addition to enhancing awareness and understanding of potential exposures, these assessments then serve as the starting point for developing risk management and mitigation strategies.

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

The drivers of “economic losses” are risks, which can be broadly categorized as credit risk (including cross-border risk), market risk and operational risk:

•	Credit risk losses primarily result from a borrower’s or counterparty’s inability to meet its obligations.
•	Market risk losses arise from fluctuations in the market value of trading and non-trading positions, including changes in value resulting from fluctuations in rates.
•	Operational risk losses result from inadequate or failed internal processes, people or systems or from external events.

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

CREDIT RISK MANAGEMENT PROCESS

Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations. Credit risk arises in many of the Company’s business activities, including:

•	lending
•	sales and trading
•	derivatives
•	securities transactions
•	settlement
•	when the Company acts as an intermediary on behalf of its clients and other third parties.

LOANS OUTSTANDING

In millions of dollars at year end	2007	2006 (2)	2005 (2)	2004 (2)	2003 (2)
Consumer loans
In U.S. offices:
Mortgage and real estate (1)	$251,927	$225,900	$192,045	$161,755	$129,412
Installment, revolving credit, and other	140,797	131,008	127,432	134,128	135,993
Lease financing	3,151	4,743	5,095	6,030	8,523
	$395,875	$361,651	$324,572	$301,913	$273,928
In offices outside the U.S.:
Mortgage and real estate (1)	$55,152	$44,457	$39,619	$39,601	$28,743
Installment, revolving credit, and other	139,369	105,393	89,559	92,647	76,037
Lease financing	1,124	960	866	1,619	2,216
	$195,645	$150,810	$130,044	$133,867	$106,996
	$591,520	$512,461	$454,616	$435,780	$380,924
Unearned income	787	460	4	(554)	(992)
Consumer loans—net	$592,307	$512,921	$454,620	$435,226	$379,932
Corporate loans
In U.S. offices:
Commercial and industrial	$38,870	$27,437	$22,081	$14,437	$15,207
Lease financing	1,630	2,101	1,952	1,879	2,010
Mortgage and real estate (1)	2,220	168	29	100	95
	$42,720	$29,706	$24,062	$16,416	$17,312
In offices outside the U.S.:
Commercial and industrial	$116,145	$105,872	$80,116	$77,052	$62,884
Mortgage and real estate (1)	4,156	5,334	5,206	3,928	1,751
Loans to financial institutions	20,467	21,827	16,889	12,921	12,063
Lease financing	2,292	2,024	2,082	2,485	2,859
Governments and official institutions	442	1,857	882	1,100	1,496
	$143,502	$136,914	$105,175	$97,486	$81,053
	$186,222	$166,620	$129,237	$113,902	$98,365
Unearned income	(536)	(349)	(354)	(299)	(291)
Corporate loans—net	$185,686	$166,271	$128,883	$113,603	$98,074
Total loans—net of unearned income	$777,993	$679,192	$583,503	$548,829	$478,006
Allowance for loan losses—on drawn exposures	(16,117)	(8,940)	(9,782)	(11,269)	(12,643)
Total loans—net of unearned income and allowance for credit losses	$761,876	$670,252	$573,721	$537,560	$465,363
Allowance for loan losses as a percentage of total loans— net of unearned income	2.07%	1.32%	1.68%	2.05%	2.64%

(1)	Loans secured primarily by real estate.
(2)	Reclassified to conform to current year’s presentation.

OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

In millions of dollars at year end	2007	2006	2005	2004	2003
Other real estate owned (1)(2)
Consumer	$707	$385	$279	$320	$437
Corporate	512	316	150	126	105
Total other real estate owned	$1,219	$701	$429	$446	$542
Other repossessed assets (3)	$99	$75	$62	$93	$151

(1)	Represents repossessed real estate, carried at lower of cost or fair value less costs to sell.
(2)	Includes the impact of foreclosures on subprime residential mortgages in the U.S. real estate portfolio.
(3)	Primarily commercial transportation equipment and manufactured housing, carried at lower of cost or fair value less costs to sell.

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars at year end	2007	2006	2005	2004	2003
Allowance for loan losses at beginning of year	$8,940	$9,782	$11,269	$12,643	$11,101
Provision for loan losses
Consumer	16,191	$6,636	$8,224	$7,205	$7,316
Corporate	1,233	102	(295)	(972)	730
	$17,424	$6,738	$7,929	$6,233	$8,046
Gross credit losses
Consumer (1)
In U.S. offices	$5,850	$4,510	$5,922	$6,937	$5,783
In offices outside the U.S.	5,905	4,717	4,664	3,304	3,270
Corporate
Mortgage and real estate
In U.S. offices	—	—	—	—	—
In offices outside the U.S.	3	1	—	6	27
Governments and official institutions outside the U.S.	—	—	—	—	111
Loans to financial institutions
In U.S. offices	—	—	—	—	—
In offices outside the U.S.	69	6	10	3	13
Commercial and industrial
In U.S. offices	632	85	78	52	383
In offices outside the U.S.	241	222	287	571	939
	$12,700	$9,541	$10,961	$10,873	$10,526
Credit recoveries
Consumer (1)
In U.S. offices	$723	$691	$1,061	$1,079	$763
In offices outside the U.S.	1,249	1,274	842	691	735
Corporate
Mortgage and real estate
In U.S. offices	3	1	—	—	—
In offices outside the U.S.	—	18	5	3	1
Governments and official institutions outside the U.S.	4	7	55	1	—
Loans to financial institutions
In U.S. offices	—	—	—	6	—
In offices outside the U.S.	1	4	15	35	12
Commercial and industrial
In U.S. offices	49	20	104	100	34
In offices outside the U.S.	220	182	473	357	215
	$2,249	$2,197	$2,555	$2,272	$1,760
Net credit losses
In U.S. offices	$5,707	$3,883	$4,835	$5,804	$5,369
In offices outside the U.S.	4,744	3,461	3,571	2,797	3,397
Total	$10,451	$7,344	$8,406	$8,601	$8,766
Other—net (2)	$204	$(236)	$(1,010)	$994	$2,262
Allowance for loan losses at end of year	$16,117	$8,940	$9,782	$11,269	$12,643
Allowance for unfunded lending commitments (3)	$1,250	$1,100	$850	$600	$600
Total allowance for loans, leases and unfunded lending commitments	$17,367	$10,040	$10,632	$11,869	$13,243
Net consumer credit losses	$9,783	$7,262	$8,683	$8,471	$7,555
As a percentage of average consumer loans	1.78%	1.52%	2.01%	2.13%	2.22%
Net corporate credit losses/(recoveries)	$668	$82	$(277)	$130	$1,211
As a percentage of average corporate loans	0.35%	0.05%	NM	0.11%	1.17%

(1)	Consumer credit losses primarily relate to U.S. mortgages, revolving credit and installment loans. Recoveries primarily relate to revolving credit and installment loans.
(2)	2007 primarily includes reductions to the loan loss reserve of $475 million related to securitizations and transfers to loans held-for-sale, reductions of $83 million related to the transfer of the U.K. CitiFinancial portfolio to held-for-sale, and additions of $610 million related to the acquisition of Egg, Nikko Cordial, Grupo Cuscatlan and Grupo Financiero Uno. 2006 primarily includes reductions to the loan loss reserve of $429 million related to securitizations and portfolio sales and the addition of $84 million related to the acquisition of the CrediCard portfolio. 2005 primarily includes reductions to the loan loss reserve of $584 million related to securitizations and portfolio sales, a reduction of $110 million related to purchase accounting adjustments from the KorAm acquisition, and a reduction of $90 million from the sale of CitiCapital’s transportation portfolio. 2004 primarily includes the addition of $715 million of loan loss reserves related to the acquisition of KorAm and the addition of $148 million of loan loss reserves related to the acquisition of WMF. 2003 primarily includes the addition of $2.1 billion of loan loss reserves related to the acquisition of the Sears credit card business.
(3)	Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded with Other Liabilities on the Consolidated Balance Sheet.

NM Not meaningful.

CASH-BASIS, RENEGOTIATED, AND PAST DUE LOANS

In millions of dollars at year end	2007	2006	2005	2004	2003
Corporate cash-basis loans (1)
Collateral dependent (at lower of cost or collateral value)	$11	$19	$6	$7	$8
Other (2)	1,747	516	998	1,899	3,411
Total	$1,758	$535	$1,004	$1,906	$3,419
Corporate cash-basis loans (1)
In U.S. offices	$266	$128	$81	$254	$640
In offices outside the U.S.	1,492	407	923	1,652	2,779
Total	$1,758	$535	$1,004	$1,906	$3,419
Renegotiated loans (includes Corporate and Commercial Business Loans)
In U.S. offices	$58	$4	$22	$63	$107
In offices outside the U.S.	60	18	10	20	33
Total	$118	$22	$32	$83	$140
Consumer loans on which accrual of interest had been suspended (3)(4)
In U.S. offices	$4,857	$2,490	$2,307	$2,485	$3,127
In offices outside the U.S.	2,353	2,022	1,713	2,978	2,958
Total	$7,210	$4,512	$4,020	$5,463	$6,085
Accruing loans 90 or more days delinquent (5) (6)
In U.S. offices	$2,723	$2,260	$2,886	$3,153	$3,298
In offices outside the U.S.	701	524	391	401	576
Total	$3,424	$2,784	$3,277	$3,554	$3,874

(1)	Excludes purchased distressed loans as they are accreting interest in accordance with Statement of Position 03-3, “Accounting for Certain Loans on Debt Securities Acquired in a Transfer” (SOP 03-3). Prior to 2004, these loans were classified with Other Assets. The carrying value of these loans was $2.399 billion at December 31, 2007, $949 million at December 31, 2006 and $1,120 million at December 31, 2005 and $1,213 million at December 31, 2004. The balance in 2003 was immaterial.
(2)	Includes the impact of subprime activity in the U.S. and U.K.
(3)	From December 31, 2005 forward, balance includes the impact of the change in the EMEA Consumer Write-Off Policy.
(4)	Includes the impact of the deterioration in the U.S. consumer real estate market.
(5)	The December 31, 2004 balance includes the Principal Residential Mortgage Inc. (PRMI) data. The December 31, 2003 balance includes the Sears and Home Depot data.
(6)	Substantially composed of consumer loans of which $2.454 billion, $1.436 billion, $1.591 billion, $1.867 billion, and $1.643 billion are government-guaranteed student loans and Federal Housing Authority mortgages at December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

FOREGONE INTEREST REVENUE ON LOANS (1)

In millions of dollars	In U.S. offices	In non- U.S. offices	2007 total
Interest revenue that would have been accrued at original contractual rates (2)	$379	$520	$899
Amount recognized as interest revenue (2)	58	227	285
Foregone interest revenue	$321	$293	$614

(1)	Relates to corporate cash-basis, renegotiated loans and consumer loans on which accrual of interest had been suspended.
(2)	Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

CONSUMER CREDIT RISK

Within Global Consumer, credit risk management is responsible for establishing the Global Consumer Credit Policy, approving business-specific policies and procedures, monitoring business risk management performance, providing ongoing assessment of portfolio credit risk, ensuring the appropriate level of loan loss reserves, and approving new products and new risks.

Approval policies for a product or business are tailored to internal profitability and credit risk portfolio performance.

CONSUMER PORTFOLIO REVIEW

Citigroup’s consumer loan portfolio is comparatively diversified by both product and location.

In the Consumer portfolio, credit loss experience is often expressed in terms of annualized net credit losses as a percentage of average loans. Consumer loans are generally written off no later than a predetermined number of days past due on a contractual basis, or earlier in the event of bankruptcy.

U.S. Commercial Business includes loans and leases made principally to small and middle market businesses. These are placed on a non-accrual basis when it is determined that the payment of interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection.

The following table summarizes delinquency and net credit loss experience in both the managed and on-balance-sheet consumer loan portfolios. The managed loan portfolio includes held-for-sale and securitized credit card receivables. Only U.S. Cards from a product view and U.S. from a regional view are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes managed credit statistics provide a representation of performance and key indicators of the credit card business that are consistent with the way management reviews operating performance and allocates resources. For example, the U.S. Cards business considers both on-balance-sheet and securitized balances (together, its managed portfolio) when determining capital allocation and general management decisions and compensation. Furthermore, investors use information about the credit quality of the entire managed portfolio, as the results of both the on-balance-sheet and securitized portfolios impact the overall performance of the U.S. Cards business. For a further discussion of managed-basis reporting, see Note 23 to the Consolidated Financial Statements on page 156.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

In millions of dollars, except total and average loan amounts in billions	Total loans	90 days or more past due (1)			Average loans	Net credit losses (1)
Product View:	2007	2007	2006	2005	2007	2007	2006	2005
U.S.:
U.S. Cards	$42.0	$779	$718	$1,161	$38.7	$1,841	$1,788	$2,737
Ratio		1.85%	1.61%	2.56%		4.76%	4.23%	5.83%
U.S. Retail Distribution	58.1	1,146	834	818	52.2	1,562	1,186	1,404
Ratio		1.97%	1.73%	1.94%		2.99%	2.67%	3.48%
U.S. Consumer Lending	231.1	5,354	2,870	2,624	223.9	1,646	787	673
Ratio		2.32%	1.36%	1.45%		0.74%	0.40%	0.40%
U.S. Commercial Business (2)	39.1	179	149	155	37.7	83	57	48
Ratio		0.46%	0.41%	0.46%		0.22%	0.16%	0.15%
International:
International Cards	46.5	1,041	709	469	39.0	1,837	1,300	667
Ratio		2.24%	2.29%	1.95%		4.71%	4.84%	2.97%
International Consumer Finance	26.2	529	608	442	25.8	1,839	1,411	1,284
Ratio		2.02%	2.43%	2.03%		7.12%	5.92%	5.75%
International Retail Banking	87.7	783	667	779	78.8	975	737	1,882
Ratio		0.89%	0.97%	1.29%		1.24%	1.15%	3.05%
Private Bank (3)	57.2	30	21	79	50.5	—	(4)	(8)
Ratio		0.05%	0.05%	0.20%		0.00%	(0.01)%	(0.02)%
Other Consumer Loans	5.4	—	—	47	3.5	—	—	(4)
On-Balance-Sheet Loans (4)	$593.3	$9,841	$6,576	$6,574	$550.1	$9,783	$7,262	$8,683
Ratio		1.66%	1.29%	1.46%		1.78%	1.52%	2.01%
Securitized receivables (all in U.S. Cards)	$108.1	$1,864	$1,616	$1,314	$98.9	$4,752	$3,985	$5,326
Credit card receivables held-for-sale (5)	1.0	14	—	—	3.0	—	5	28
Managed Loans (6)	$702.4	$11,719	$8,192	$7,888	$652.0	$14,535	$11,252	$14,037
Ratio		1.67%	1.34%	1.44%		2.23%	1.96%	2.69%
Regional View:
U.S.	$410.1	$7,484	$4,584	$4,857	$386.7	$5,134	$3,820	$4,860
Ratio		1.83%	1.24%	1.47%		1.33%	1.10%	1.56%
Mexico	19.4	743	625	624	17.9	770	511	284
Ratio		3.83%	3.78%	4.21%		4.30%	3.34%	2.13%
EMEA	64.6	640	574	499	56.8	1,329	1,065	2,132
Ratio		0.99%	1.32%	1.39%		2.34%	2.68%	5.62%
Japan	10.5	196	235	182	11.1	1,284	1,033	1,016
Ratio		1.88%	2.08%	1.56%		11.62%	8.83%	7.43%
Asia	76.6	513	439	376	68.0	760	644	404
Ratio		0.67%	0.71%	0.70%		1.12%	1.13%	0.75%
Latin America	12.1	265	119	36	9.6	506	189	(13)
Ratio		2.20%	1.84%	0.93%		5.26%	3.63%	(0.38)%
On-Balance-Sheet Loans (4)	$593.3	$9,841	$6,576	$6,574	$550.1	$9,783	$7,262	$8,683
Ratio		1.66%	1.29%	1.46%		1.78%	1.52%	2.01%
Securitized receivables (all in U.S. Cards)	$108.1	$1,864	$1,616	$1,314	$98.9	$4,752	$3,985	$5,326
Credit card receivables held-for-sale (5)	1.0	14	—	—	3.0	—	5	28
Managed Loans (6)	$702.4	$11,719	$8,192	$7,888	$652.0	$14,535	$11,252	$14,037
Ratio		1.67%	1.34%	1.44%		2.23%	1.96%	2.69%

(1)	The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)	U.S. Commercial Business’ total loans include $20.4 billion of loans related to commercial real estate.
(3)	Private Bank results are reported as part of the Global Wealth Management segment.
(4)	Total loans and total average loans exclude certain interest and fees on credit cards of approximately $3 billion and $2 billion, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.
(5)	Included in Other Assets on the Consolidated Balance Sheet.
(6)	This table presents credit information on a held basis and shows the impact of securitizations to reconcile to a managed basis. Only U.S. Cards from a product view, and U.S. from a regional view, are affected. Managed-basis reporting is a non-GAAP measure. Held-basis reporting is the related GAAP measure. See a discussion of managed-basis reporting on page 44.

Consumer Loan Balances, Net of Unearned Income

	End of period			Average
In billions of dollars	2007	2006	2005	2007	2006	2005
On-balance-sheet (1)	$593.3	$510.8	$450.6	$550.1	$477.4	$432.8
Securitized receivables (all in U.S. Cards)	108.1	99.5	96.2	98.9	96.4	89.2
Credit card receivables held-for-sale (2)	1.0	—	—	3.0	0.3	0.4
Total managed (3)	$702.4	$610.3	$546.8	$652.0	$574.1	$522.4

(1)	Total loans and total average loans exclude certain interest and fees on credit cards of approximately $3 billion and $2 billion, respectively, for 2007, $2 billion and $3 billion, respectively, for 2006, and $4 billion and $4 billion, respectively, for 2005, which are included in Consumer Loans on the Consolidated Balance Sheet.
(2)	Included in Other Assets on the Consolidated Balance Sheet.
(3)	This table presents loan information on a held basis and shows the impact of securitization to reconcile to a managed basis. Managed-basis reporting is a non-GAAP measure. Held-basis reporting is the related GAAP measure. See a discussion of managed-basis reporting on page 44.

Citigroup’s total allowance for loans, leases and unfunded lending commitments of $17.367 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup’s allowance for loan losses attributed to the Consumer portfolio was $12.394 billion at December 31, 2007, $6.006 billion at December 31, 2006 and $6.922 billion at December 31, 2005. The increase in the allowance for loan losses from December 31, 2006 of $6.388 billion included net builds of $6.408 billion.

The builds consisted of $6.310 billion in Global Consumer ($5.028 billion in U.S. Consumer and $1.282 billion in International Consumer), and $100 million in Global Wealth Management.

The build of $5.028 billion in U.S. Consumer primarily reflected an increase in the estimate of losses embedded in the portfolio based on weakening leading credit indicators, including increased delinquencies on first and second mortgages, unsecured personal loans, credit cards, and auto loans. Also, the build reflected trends in the U.S. macroeconomic environment, including the housing market downturn, and portfolio growth. The build of $1.282 billion in International Consumer primarily reflected portfolio growth and the impact of recent acquisitions and deterioration in certain countries. The credit environment in International Consumer remained generally stable.

On-balance-sheet consumer loans of $593.3 billion increased $82.5 billion, or 16%, from December 31, 2006, primarily driven by U.S.

Consumer Lending, U.S. Retail Distribution, International Cards, International Retail Banking and Private Bank. Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies.

Consumer Credit Outlook

Consumer credit losses in 2008 are expected to increase from prior-year levels due to the following:

•	Continued deterioration in the U.S. housing market is expected to drive higher losses in the first mortgage and second mortgage portfolios.
•	Higher levels of delinquencies and bankruptcy filings are expected to drive higher losses in U.S. Cards and U.S. Retail Distribution.
•

Increased credit costs in International Cards, International Consumer Finance, excluding Japan, and International Retail Banking as their growing portfolios season or mature and may be affected by economic and credit conditions in the U.S. and around the world.

•

The difficult credit environment in the Japan Consumer Finance business from the impact of changes to consumer lending laws enacted in 2006, as well as deteriorating consumer credit conditions in Japan are expected to drive higher credit costs.

Interest Rate Risk Associated with Consumer Mortgage Lending Activity

Citigroup originates and funds mortgage loans. As with all other lending activity, this exposes Citigroup to several risks, including credit, liquidity and interest rate risks. To manage credit and liquidity risk, Citigroup sells most of the mortgage loans it originates, but retains the servicing rights. These sale transactions create an intangible asset referred to as mortgage servicing rights (MSRs). The fair value of this asset is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. Thus, by retaining the servicing rights of sold mortgage loans, Citigroup is still exposed to interest rate risk.

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

Prior to January 1, 2006, the portion of the MSRs that was hedged with instruments qualifying for hedge accounting under SFAS 133 was recorded at fair value. The remaining portion of the MSRs, which was hedged with instruments that did not qualify for hedge accounting under SFAS 133 or were unhedged, were accounted for at the lower-of-cost-or-market. With the adoption of SFAS No. 156, “Accounting for Servicing of Financial Assets” (SFAS 156), as of January 1, 2006, the Company records all MSRs at fair value.

Citigroup’s MSRs totaled $8.380 billion and $5.439 billion at December 31, 2007 and 2006, respectively. For additional information about the Company’s MSRs, see Note 19 to the Consolidated Financial Statements on page 147.

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

EXPOSURE TO REAL ESTATE

Subprime-Related Exposure in Securities and Banking

The following table summarizes Citigroup’s U.S. subprime-related direct exposures in Securities and Banking (S&B) at September 30, 2007 and December 31, 2007:

In billions of dollars	September 30, 2007 exposures	Fourth quarter 2007 write-downs		Fourth quarter 2007 sales/transfers	December 31, 2007 exposures
Direct ABS CDO Super Senior Exposures:
Gross ABS CDO Super Senior Exposures (A)	$53.4				$39.8
Hedged Exposures (B)	10.5				10.5
Net ABS CDO Super Senior Exposures:
ABCP/CDO (1)	$24.9	$(4.3)		$0.0	$20.6
High grade	9.5	(4.9	) (2)	0.3	4.9
Mezzanine	8.3	(5.2	) (2)	0.5	3.6
ABS CDO-squared	0.2	0.1		0.0	0.2
Total Net ABS CDO Super Senior Exposures (A-B=C)	$42.9	$(14.3)		$0.8	$29.3
Lending & Structuring Exposures:
CDO warehousing/unsold tranches of ABS CDOs	$2.7	$(2.6)		$0.0	$0.2
Subprime loans purchased for sale or securitization	4.2	(0.2)		0.0	4.0
Financing transactions secured by subprime	4.8	(0.1	) (2)	(0.9)	3.8
Total Lending and Structuring Exposures (D)	$11.7	$(2.9)		$(0.9)	$8.0
Total Net Exposures	$54.6	$(17.2)		$(0.1)	$37.3
Credit Adjustment on Hedged Counterparty Exposures (E)		$(0.9)
Total Net Write-Downs (C+D+E)		$(18.1)

(1)	Primarily backed by high-grade ABS CDOs. During the fourth quarter of 2007, the CDOs which collateralized the ABCP were consolidated on Citigroup’s balance sheet.
(2)	Fair value adjustment related to counterparty credit risk. Includes an aggregate $704 million recorded in credit costs.

Subprime-Related Exposure in Securities and Banking

The Company had approximately $37.3 billion in net U.S. subprime-related direct exposures in its Securities and Banking business at December 31, 2007.

The exposure consisted of (a) approximately $29.3 billion of net exposures in the super senior tranches (i.e., most senior tranches) of collateralized debt obligations which are collateralized by asset-backed securities, derivatives on asset-backed securities or both (ABS CDOs), and (b) approximately $8.0 billion of subprime-related exposures in its lending and structuring business.

Direct ABS CDO Super Senior Exposures

The net $29.3 billion in ABS CDO super senior exposures as of December 31, 2007 is collateralized primarily by subprime residential mortgage-backed securities (RMBS), derivatives on RMBS or both. These exposures include $20.6 billion in commercial paper (ABCP) issued as the super senior tranches of ABS CDOs and approximately $8.7 billion of other super senior tranches of ABS CDOs.

Citigroup’s CDO super senior subprime direct exposures are Level 3 assets and are subject to valuation based on significant unobservable inputs. Accordingly, fair value of these exposures is based on estimates. The Company’s estimation process involves use of an intrinsic cash flow methodology. During the course of the fourth quarter the methodology has been refined, and inputs used for the purposes of estimation have been modified in part to reflect ongoing unfavorable market developments. The methodology takes into account estimated housing price changes, unemployment rates, interest rates and borrower attributes such as age, credit scores, documentation status, loan-to-value (LTV) ratios, and debt-to-income (DTI) ratios in order to model future collateral cash flows. In addition, the methodology takes into account estimates of the impact of geographic concentration of mortgages, estimated impact of reported fraud in the origination of subprime mortgages and the application of discount rates for each level of exposure, the fair value of which is being estimated. The primary drivers that will impact the super senior valuations are housing prices, interest and unemployment rates as well as the discount rates used to present value projected cash flows.

Estimates of the fair value of the CDO super senior exposures depend on market conditions and are subject to further change over time. In addition, while Citigroup believes that the methodology used to value these exposures is reasonable, the methodology is subject to continuing refinement, including as a result of market developments. Further, any observable transactions in respect of some or all of these exposures could be employed in the fair valuation process in accordance with and in the manner called for by SFAS 157.

Lending and Structuring Exposures

The $8.0 billion of subprime-related exposures includes approximately $0.2 billion of CDO warehouse inventory and unsold tranches of ABS CDOs, approximately $4.0 billion of actively managed subprime loans purchased for resale or securitization, at a discount to par, during 2007, and approximately $3.8 billion of financing transactions with customers secured by subprime collateral. These amounts represent fair value determined based on observable inputs and other market data. As a result of the downgrades and market developments during the fourth quarter of 2007, the fair value of the CDO warehouse inventory and unsold tranches of ABS CDOs declined significantly, while the declines in the fair value of the other subprime-related exposures in the lending and structuring business was not significant.

S&B also has trading positions, both long and short, in U.S. subprime RMBS and related products, including ABS CDOs, which are not included in the figures above. The exposure from these positions is actively managed and hedged, although the effectiveness of the hedging products used may vary with material changes in market conditions.

The American Securitization Forum (ASF) and Treasury Secretary Henry Paulson have created a framework for freezing interest rates at their introductory levels for certain eligible borrowers whose subprime residential mortgage loans have been securitized. The accounting for Citigroup’s mortgage QSPEs will not be directly affected by loans modified in accordance with the ASF framework, since it would be reasonable to conclude that defaults on such loans are “reasonably foreseeable” in the absence of any modification. At December 31, 2007, Global Consumer had $4.4 billion of such nonsecuritized mortgage loans.

U.S. Consumer Mortgage Lending

The Company’s U.S. Consumer mortgage portfolio consists of both first and second mortgages, originated primarily by the U.S. Consumer Lending and U.S. Retail Distribution businesses. As of December 31, 2007, the first mortgage portfolio totaled approximately $150 billion while the second mortgage portfolio was approximately $63 billion. Approximately 84% of the first mortgage portfolio had FICO (Fair Isaac Corporation) credit scores of at least 620 at origination; the remainder was originated with FICO scores of less than 620. In the second mortgage portfolio, the majority of loans are in the higher FICO categories. However, approximately 33% of that portfolio had loan-to-value ratios (LTVs) of 90% or more at origination.

In some cases, some specific portfolios have been excluded from or added to the information presented, generally due to differences in methodology or variations in the manner in which information is captured. We have noted such exclusions or additions in instances where the Company believes they are material to reconcile the information presented. U.S. Consumer mortgage lending disclosure excludes approximately $21 billion of consumer mortgage loans in Global Wealth Management (GWM). The GWM loans are primarily in the U.S. business and typically have better aggregate risk characteristics than those in the U.S. Consumer portfolio.

Balances: December 31, 2007

Note: FICO and LTV primarily at origination. First mortgage table excludes First Collateral Services ($1.5 billion Commercial Business Group portfolio). Tables exclude $4.6 billion from first mortgages and $0.8 billion from second mortgages for which FICO and LTV data was unavailable. 90+DPD delinquency rate for the excluded first mortgages is 2.02% (vs. 2.69% for total portfolio) and 1.02% for the excluded second mortgages (vs. 1.26% for total portfolio). Excluding Government insured loans (described below), the 90+DPD delinquency rate for the first mortgage portfolio is 1.99%. Considering current market and economic conditions, LTV ratios and FICO scores may have deteriorated.

The tables below provide delinquency statistics for loans 90 or more days past due (90+DPD) in both the first and second mortgage portfolios. Loans in the first mortgage portfolio with FICO scores of less than 620 have significantly higher delinquencies than in any other FICO band. Similarly, in the second mortgage portfolio, loans with LTVs of at least 90% have higher delinquencies than any other LTV band.

The Company’s first mortgage portfolio includes $3.2 billion of loans with Federal Housing Administration or Veterans Administration guarantees. These portfolios consist of loans originated to low-to-moderate-income borrowers with lower FICO scores and generally have higher LTVs. These loans have high delinquency rates (approximately 28% 90+DPD) but, given the Government insurance, the Company has experienced negligible credit losses on these loans. The first mortgage portfolio also includes $2.4 billion of loans with LTVs above 80% which have insurance through private mortgage insurance companies and $14.8 billion of loans subject to Long Term Standby Commitments1 with Government Sponsored Enterprises (GSE), for which the Company has limited exposure to credit losses.

The second mortgage portfolio includes $3.3 billion of insured loans with LTVs above 90% and $3.2 billion of loans subject to Long Term Standby Commitments with GSE, for which the Company has limited exposure to credit losses.

Delinquencies: 90+DPD

Note: 90+DPD are based on balances referenced in the table above. Second mortgages 90+DPD delinquency rates are calculated by OTS methodology. Second mortgages with FICOs below 620 are less than 1% of the total, and the Company provides 90+DPD delinquency rates as a measure of their performance.

1	A Long-Term Standby Commitment (LTSC) is a structured transaction in which the Company transfers the credit risk of certain eligible loans to an investor in exchange for a fee. These loans remain on balance sheet unless they reach a certain delinquency level (between 120 and 180 days), in which case the LTSC investor is required to buy the loan at par.

In light of increased delinquencies in the U.S. Consumer mortgage portfolios during 2007, the Company has increased its allowance for loan losses related to these portfolios.

The following charts detail the quarterly trends in delinquencies for the Company’s first and second U.S. Consumer mortgage portfolios. Delinquencies have increased substantially.

•

The first mortgage delinquency trend shows that year-end delinquency levels are similar to 2003 levels. A further breakout of the FICO below 620 segment indicates that delinquencies in this segment are three times higher than in the overall first mortgage portfolio.

•

Delinquency rates in the second mortgage portfolio are at historically high levels, particularly in the 90% or higher LTV segment. This segment has a delinquency rate twice as high as the rate for the overall second mortgage portfolio.

•

First mortgages’ net credit losses as a percentage of average loans are nearly one-third the level of those in the second mortgage portfolio, despite much higher delinquencies in the first mortgage portfolio. Two major factors explain this relationship:

-	First mortgages include Government guaranteed loans.
-	Second mortgages are much more likely to go directly from delinquency to charge-off without going into foreclosure.

The following tables detail the Company’s first and second U.S. Consumer mortgage portfolio by origination channels, geographic distribution and origination vintage.

By Origination Channel

The Company’s U.S. Consumer mortgage portfolio was originated from three main channels: retail, broker and correspondent.

•	Retail: loans originated through a direct relationship with the borrower.
•	Broker: loans originated through a mortgage broker; the Company underwrites the loan directly with the borrower.
•	Correspondent: loans originated and funded by a third party; the Company purchases the closed loans after the correspondent has funded the loan.

First Mortgages: December 31, 2007

Note: $150 billion portfolio excludes Canada & Puerto Rico, First Collateral Services, deferred fees/costs and loans held for sale, and includes Smith Barney ($0.8 billion) and loans sold with recourse. Excluding Government insured loans, 90+DPD for the First mortgage portfolio is 1.99%.

As of December 31, 2007, approximately 47% of the first mortgage portfolio was originated through the correspondent channel. Given that loans originated through correspondents had exhibited higher 90+DPD delinquency rates than retail originated mortgages, the Company took several measures to reduce its exposure. The Company terminated business with a number of correspondent sellers in 2007 and tightened credit policy in several critical areas. It also significantly cut back on origination of stated- and no-income documentation loans, lowered maximum LTVs associated with housing markets experiencing significant price declines and raised minimum FICO requirements across several mortgage programs.

Second Mortgages: December 31, 2007

Note:	Second mortgage 90+DPD rate calculated by OTS methodology.

For second mortgages, approximately 59% of the loans were originated through third-party channels. As these mortgages have demonstrated a higher incidence of delinquencies, the Company has lowered the volume of origination through third-party channels. During the fourth quarter of 2007, the Company exited the second mortgage correspondent business and reduced the number of brokers with whom it does business, maintaining relationships with only those brokers who have produced strong, high-quality and profitable volume. The shift in origination mix, along with tightened underwriting criteria, has resulted in loans originated in the fourth quarter having higher FICO scores and lower LTVs, on average, than those originated a year ago.

By State

Approximately half of the Company’s U.S. Consumer mortgage portfolio is concentrated in five states: California, New York, Florida, Illinois, and Texas. Those states represent 48% of first mortgages and 55% of second mortgages. Although California represents 27% of the first mortgage portfolio, only 3% of its loans are in the FICO<620 band, driving lower average delinquencies for the overall portfolio. Florida and Texas, which have 21% and 31%, respectively, of its loans with FICO<620, have delinquencies of 4.62% and 4.03%, respectively.

First Mortgages: $150 billion December 31, 2007

Note: $150 billion portfolio excludes Canada & Puerto Rico, First Collateral Services, deferred fees/costs and loans held for sale, and includes Smith Barney ($0.8 billion) and loans sold with recourse. Excluding Government insured loans, 90+DPD for the first mortgage portfolio is 1.99%.

In the second mortgage portfolio, Florida and California have above-average delinquencies, as 26% and 23% of their loans were originated in the LTV≥90% band.

Second Mortgages: $63 billion December 31, 2007

Note: Second mortgage 90+DPD rate calculated by OTS methodology.

By Vintage

Approximately half of the Company’s U.S. Consumer mortgage portfolio is of 2006 and 2007 vintage. In first mortgages, 49% of the portfolio is of 2006 and 2007 vintage and approximately 19% is pre-2003 vintage. In second mortgages, 65% of the portfolio is of 2006 and 2007 vintage and approximately 5% is pre-2003 vintage.

First Mortgages: $150 billion December 31, 2007

Note: $150 billion portfolio excludes Canada & Puerto Rico, First Collateral Services, deferred fees/costs and loans held for sale, and includes Smith Barney ($0.8 billion) and loans sold with recourse. Excluding Government insured loans, 90+DPD for the first mortgage portfolio is 1.99%.

Second Mortgages: $63 billion December 31, 2007

Note: Second mortgage 90+DPD rate calculated by OTS methodology.

The Company has made numerous policy and process changes during 2007 to mitigate losses. For example, the Company no longer offers mortgage loans for investment properties or three- to four-family homes. In addition, the Company has tightened its overall LTV standards, especially in areas where housing prices have depreciated severely. Overall, the Company continues to tighten credit requirements through higher FICOs, lower LTVs, increased documentation and verifications.

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
•

a minimum of two authorized-credit-officer signatures are required on extensions of credit (one from a sponsoring credit officer in the business and one from a credit officer in credit risk management);

•	risk rating standards, applicable to every obligor and facility; and
•	consistent standards for credit origination documentation and remedial management.

The following table represents the corporate credit portfolio, before consideration of collateral, by maturity at December 31, 2007. The corporate portfolio is broken out by direct outstandings (which include drawn loans, overdrafts, interbank placements, bankers’ acceptances, certain investment securities and leases) and unfunded commitments (which include unused commitments to lend, letters of credit and financial guarantees).

Corporate Credit Portfolio

In billions of dollars at December 31, 2007	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$190	$97	$12	$299
Unfunded lending commitments	277	183	11	471
Total	$467	$280	$23	$770

In billions of dollars at December 31, 2006	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$157	$74	$9	$240
Unfunded lending commitments	230	154	9	393
Total	$387	$228	$18	$633

Portfolio Mix

The corporate credit portfolio is diverse across counterparty, industry and geography. The following table shows direct outstandings and unfunded commitments by region:

	December 31, 2007	December 31, 2006
U.S.	48%	46%
Mexico	5	5
Japan	2	2
Asia	12	14
Latin America	3	4
EMEA	30	29
Total	100%	100%

The maintenance of accurate and consistent risk ratings across the corporate credit portfolio facilitates the comparison of credit exposure across all lines of business, geographic regions and products.

Obligor risk ratings reflect an estimated probability of default for an obligor and are derived primarily through the use of statistical models (which are validated periodically), external rating agencies (under defined circumstances), or approved scoring methodologies. Facility risk ratings are assigned, using the obligor risk rating, and then factors that affect the loss-given default of the facility, such as support or collateral, are taken into account.

Internal obligor ratings equivalent to BBB and above are considered investment-grade. Ratings below the equivalent of BBB are considered non-investment-grade.

The following table presents the corporate credit portfolio by facility risk rating at December 31, 2007 and 2006, as a percentage of the total portfolio:

	Direct outstandings and unfunded commitments
	2007	2006
AAA/AA/A	53%	53%
BBB	24	27
BB/B	20	18
CCC or below	2	1
Unrated	1	1
Total	100%	100%

The corporate credit portfolio is diversified by industry, with a concentration only to the financial sector, including banks, other financial institutions, insurance companies, investment banks, and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total corporate portfolio:

	Direct outstandings and unfunded commitments
	2007	2006
Government and central banks	8%	7
Investment banks	8	6
Banks	7	9
Telephone and cable	6	3
Other financial institutions	4	6
Utilities	4	6
Insurance	4	5
Petroleum	4	4
Agriculture and food preparation	4	4
Industrial machinery and equipment	3	3
Metals	3	3
Global information technology	3	2
Chemicals	3	2
Autos	2	2
Freight transportation	2	2
Retail	2	2
Other industries (1)	33	34
Total	100%	100%

(1)	Includes all other industries, none of which exceeds 2% of total outstandings.

Credit Risk Mitigation

As part of its overall risk management activities, the Company uses credit derivatives and other risk mitigants to hedge portions of the credit risk in its portfolio, in addition to outright asset sales. The purpose of these transactions is to transfer credit risk to independent third parties. The results of the mark-to-market and any realized gains or losses on credit derivatives are reflected in the Principal Transactions line on the Consolidated Statement of Income. At December 31, 2007 and 2006, $123.7 billion and $93.0 billion, respectively, of credit risk exposure were economically hedged. Citigroup’s expected loss model used in the calculation of our loan loss reserve does not include the favorable impact of credit derivatives and other risk mitigants. The reported amounts of direct outstandings and unfunded commitments in this report do not reflect the impact of these hedging transactions. At December 31, 2007 and 2006, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution:

Rating of Hedged Exposure

	2007	2006
AAA/AA/A	53%	49%
BBB	34	41
BB/B	11	10
CCC or below	2	—
Total	100%	100%

At December 31, 2007 and 2006, the credit protection was economically hedging underlying credit exposure with the following industry distribution:

Industry of Hedged Exposure

	2007	2006
Telephone and cable	11%	9%
Utilities	9	10
Petroleum	7	6
Agriculture and food preparation	6	7
Insurance	5	4
Autos	5	5
Other financial institutions	5	5
Retail	5	5
Industrial machinery and equipment	5	4
Chemicals	4	4
Pharmaceuticals	4	4
Natural gas distribution	3	3
Global information technology	3	3
Metals	3	3
Investment banks	3	3
Airlines	2	3
Business services	2	3
Forest products	2	2
Banks	2	2
Entertainment	2	2
Other industries (1)	12	13
Total	100%	100%

(1)	Includes all other industries, none of which is greater than 2% of the total hedged amount.

Direct Exposure to Monolines

In its Securities and Banking business, the Company has exposure to various monoline bond insurers listed in the table below (“Monolines”) from hedges on certain investments and from trading positions. The hedges are composed of credit default swaps and other hedge instruments. The Company recorded $967 million in credit market value adjustments in 2007 ($935 million in the fourth quarter) on the market value exposures to the Monolines as a result of widening credit spreads.

The following table summarizes the net market value of the Company’s direct exposures to and the corresponding notional amount of transactions with the various Monolines as of December 31, 2007 in Securities and Banking:

In millions of dollars at December 31, 2007	Net Market Value Exposure	Notional Amount of Transactions
Direct Subprime ABS CDO Super Senior:
AMBAC	$1,815	$5,485
FGIC	909	1,460
ACA	438	600
Radian	100	100
Subtotal Direct Subprime ABS CDO Super Senior	$3,262	$7,645
Trading Assets—Subprime:
AMBAC	$1,150	$1,400
Trading Assets—Subprime	$1,150	$1,400
Trading Assets—Non Subprime:
MBIA	$395	$5,620
FSA	121	1,126
ACA	50	1,925
Assured	7	340
Radian	5	350
AMBAC	—	1,971
Trading Assets—Non Subprime	$578	$11,332
Subtotal Trading Assets	$1,728	$12,732
Credit Market Value Adjustment	$(967)
Total Net Market Value Direct Exposure	$4,023

As of December 31, 2007, the Company had $10.5 billion notional amount of hedges against its Direct Subprime ABS CDO Super Senior positions, as disclosed in the fourth quarter earnings release. Of that $10.5 billion, $7.5 billion was purchased from Monolines and is included in the $7.6 billion in notional amount of transactions in the table above. The net market value of the hedges provided by the Monolines against our Direct Subprime ABS CDO Super Senior positions was $3.3 billion.

In addition, there was $1.7 billion of net market value exposure to Monolines related to our trading assets. Trading assets include trading positions, both long and short, in U.S. subprime residential mortgage-backed securities (RMBS) and related products, including ABS CDOs. There were $1.4 billion in notional amount of transactions related to subprime positions with a net market value exposure of $1.2 billion. The notional amount of transactions related to the remaining non-subprime trading assets was $11.3 billion with a corresponding net market value exposure of $578 million. The $11.3 billion notional amount of transactions comprised $4.1 billion primarily in interest rate swaps with a corresponding net market value exposure of $34 million. The remaining notional amount of $7.2 billion was in the form of credit default swaps and total return swaps with a net market value exposure of $544 million.

The net market value exposure, net of payable and receivable positions, represents the market value of the contract as of December 31, 2007. The notional amount of the transactions, including both long and short positions, is used as a reference value to calculate payments. The credit market value adjustment is a downward adjustment to the net market value exposure to a counterparty to reflect the counterparty’s creditworthiness.

In Global Consumer, the Company has purchased mortgage insurance from various monoline mortgage insurers on first mortgage loans. The notional amount of this insurance protection is approximately $600 million with nominal pending claims against this notional amount.

In addition, Citigroup has indirect exposure to Monolines in various other parts of its businesses. For example, corporate or municipal bonds in the trading business may be insured by the Monolines. In this case, Citigroup is not a party to the insurance contract. The table above does not capture this type of indirect exposure to the Monolines.

Exposure to Commercial Real Estate

In its Securities and Banking business, the Company, through its business activities and as a capital markets participant, incurs exposures that are directly or indirectly tied to the global commercial real estate market. These exposures are represented primarily in three categories:

Trading Positions: approximately $20 billion of net trading related exposures recorded at fair value. The majority of these exposures are classified as Level 3 in the fair value hierarchy. In recent months, weakening activity in the trading markets for some of these instruments resulted in reduced liquidity, thereby decreasing the observable inputs for such valuations and could have an adverse impact on how these instruments are valued in the future if such conditions persist. Changes in the values of these positions are recognized through revenues.

Loans: the exposures related to loans are primarily recorded at cost. The impact from changes in credit is reflected in the calculation of the allowance for loan losses and in net credit losses.

Commitments to fund loans: when funded, will be treated as loans in the paragraph above.

The Company’s exposure related to loans and commitments to fund loans that are directly or indirectly related to the global commercial real estate market is significantly greater than the exposure related to its trading positions and could be adversely affected by deteriorating economic, credit and market conditions.

CITIGROUP DERIVATIVES

Notionals (1)

In millions of dollars	Trading derivatives (2)		Asset/liability management hedges (3)
As of December 31	2007	2006	2007	2006
Interest rate contracts
Swaps	$16,433,117	$14,196,404	$521,783	$561,376
Futures and forwards	1,811,599	1,824,205	176,146	75,374
Written options	3,479,071	3,054,990	16,741	12,764
Purchased options	3,639,075	2,953,122	167,080	35,420
Total interest rate contract notionals	$25,362,862	$22,028,721	$881,750	$684,934
Foreign exchange contracts
Swaps	$1,062,267	$722,063	$75,622	$53,216
Futures and forwards	2,795,180	2,068,310	46,732	42,675
Written options	653,535	416,951	292	1,228
Purchased options	644,744	404,859	686	1,246
Total foreign exchange contract notionals	$5,155,726	$3,612,183	$123,332	$98,365
Equity contracts
Swaps	$140,256	$104,320	$—	$—
Futures and forwards	29,233	36,362	—	—
Written options	625,157	387,781	—	—
Purchased options	567,030	355,891	—	—
Total equity contract notionals	$1,361,676	$884,354	$—	$—
Commodity and other contracts
Swaps	$29,415	$35,611	$—	$—
Futures and forwards	66,860	17,433	—	—
Written options	27,087	11,991	—	—
Purchased options	30,168	16,904	—	—
Total commodity and other contract notionals	$153,530	$81,939	$—	$—
Credit derivatives (4)
Citigroup as the Guarantor:
Credit default swaps	$1,755,440	$922,405	$—	$—
Total return swaps	12,121	21,607	—	—
Credit default options	276	—	—	—
Citigroup as the Beneficiary:
Credit default swaps	1,890,611	989,305	$—	$—
Total return swaps	15,895	11,582	—	—
Credit default options	450	81	—	—
Total credit derivatives	$3,674,793	$1,944,980
Total derivative notionals	$35,708,587	$28,552,177	$1,005,082	$783,299

Mark-to-Market (MTM) Receivables/Payables

In millions of dollars	Derivatives receivables—MTM		Derivatives payables—MTM
As of December 31	2007	2006 (5)	2007	2006 (5)
Trading Derivatives (2)
Interest rate contracts	$269,400	$168,872	$257,329	$168,793
Foreign exchange contracts	77,942	52,297	71,991	47,469
Equity contracts	27,934	26,883	66,916	52,980
Commodity and other contracts	8,540	5,387	8,887	5,776
Credit derivatives:
Citigroup as the Guarantor	4,967	10,835	73,103	4,055
Citigroup as the Beneficiary	78,426	3,234	11,191	11,026
Total	$467,209	$267,508	$489,417	$290,099
Less: Netting agreements, cash collateral and market value adjustments	(390,328)	(217,967)	(385,876)	(215,295)
Net Receivables/Payables	$76,881	$49,541	$103,541	$74,804
Asset/Liability Management Hedges (3)
Interest rate contracts	$8,529	$1,801	$7,176	$3,327
Foreign exchange contracts	1,634	3,660	972	947
Total	$10,163	$5,461	$8,148	$4,274

(1)	Includes the notional amounts for long and short derivative positions.
(2)	Trading Derivatives include proprietary positions, as well as hedging derivatives instruments that do not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).
(3)	Asset/Liability Management Hedges include only those end-user derivative instruments where the changes in market value are recorded to other assets or other liabilities.
(4)	Credit Derivatives are off-balance-sheet arrangements designed to allow one party (the “beneficiary”) to transfer the credit risk of a “reference asset” to another party (the “guarantor”). These arrangements allow a guarantor to assume the credit risk associated with the reference assets without directly purchasing it. The Company has entered into credit derivatives positions for purposes such as risk management, yield enhancement, reduction of credit concentrations, and diversification of overall risk.
(5)	Reclassified to conform to the current period’s presentation.

The following table presents the global derivatives portfolio by internal obligor credit rating at December 31, 2007 and 2006, as a percentage of credit exposure:

	2007	2006
AAA/AA/A	80%	79%
BBB	11	11
BB/B	7	8
CCC or below	1	—
Unrated	1	2
Total	100%	100%

The following table presents the global derivatives portfolio by industry of the obligor as a percentage of credit exposure:

	2007	2006
Financial institutions	75%	67%
Governments	6	11
Corporations	19	22
Total	100%	100%

Credit Derivatives

The Company makes markets in and trades a range of credit derivatives, both on behalf of clients as well as for its own account. Through these contracts the Company either purchases or writes protection on either a single-name or portfolio basis. The Company uses credit derivatives to help mitigate credit risk in its corporate loan portfolio and other cash positions, to take proprietary trading positions, and to facilitate client transactions.

Credit derivatives generally require that the seller of credit protection make payments to the buyer upon the occurrence of predefined events (settlement triggers). These settlement triggers are defined by the form of the derivative and the referenced credit and are generally limited to the market standard of failure to pay on indebtedness and bankruptcy of the reference credit and, in a more limited range of transactions, debt restructuring. Credit derivative transactions referring to emerging market reference credits will also typically include additional settlement triggers to cover the acceleration of indebtedness and the risk of repudiation or a payment moratorium. In certain transactions on a portfolio of referenced credits or asset-backed securities, the seller of protection may not be required to make payment until a specified amount of losses have occurred with respect to the portfolio and/or may only be required to pay for losses up to a specified amount.

The following tables summarize the key characteristics of the Company’s credit derivative portfolio by activity, counterparty and derivative form as of December 31, 2007 and December 31, 2006:

2007:

	Market values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
Credit portfolio	$626	$129	$91,228	$—
Dealer/client	82,767	84,165	1,815,728	1,767,837
Total	$83,393	$84,294	$1,906,956	$1,767,837

Bank	$14,784	$21,023	$609,088	$600,866
Broker-dealer	12,799	15,960	236,137	207,032
Monoline	5,044	88	15,064	1,243
Non-financial	220	331	3,754	4,181
Insurance and other financial institutions	50,546	46,892	1,042,913	954,515
Total	$83,393	$84,294	$1,906,956	$1,767,837

Credit default swaps and options	$82,752	$83,015	$1,891,061	$1,755,716
Total return swaps and other	641	1,279	15,895	12,121
Total	$83,393	$84,294	$1,906,956	$1,767,837

2006:

	Market values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
Credit portfolio	$43	$130	$44,777	$4,964
Dealer/client	14,026	14,951	956,191	939,048
Total	$14,069	$15,081	$1,000,968	$944,012

Bank	$7,342	$7,767	$545,851	$504,419
Broker-dealer	5,186	5,380	339,479	314,261
Monoline	4	15	3,726	290
Non-financial	135	495	10,535	23,039
Insurance and other financial institutions	1,402	1,424	101,377	102,003
Total	$14,069	$15,081	$1,000,968	$944,012

Credit default swaps and options	$13,898	$14,588	$989,386	$922,405
Total return swaps and other	171	493	11,582	21,607
Total	$14,069	$15,081	$1,000,968	$944,012

The market values shown are prior to the application of any netting agreements, cash collateral, and market or credit value adjustments.

The Company actively participates in trading a variety of credit derivatives products as both an active two-way market-maker for clients and to manage credit risk. During 2007, Citigroup and the industry experienced a material increase in trading volumes. The volatility and liquidity challenges in the credit markets during the third and fourth quarters drove derivatives trading volumes as credit derivatives became the instrument of choice for managing credit risk. The majority of this activity was transacted with other financial intermediaries, including both banks and broker-dealers. During 2007 the total notional amount of protection purchased and sold increased $906 billion and $824 billion, respectively, and by various market participants. The total market value increase of $69 billion for each protection purchased and sold was primarily due to an increase in volume growth of $63 billion and $62 billion, and market spread changes of $6 billion and $7 billion for protection purchased and sold, respectively. The Company expects to continue actively operating in the credit derivative markets.

The Company generally has a mismatch between the total notional amounts of protection purchased and sold, and it may hold the reference assets directly rather than entering into offsetting credit derivative contracts as and when desired. The open risk exposures from credit derivative contracts are largely matched after certain cash positions in reference assets are considered and after notional amounts are adjusted, either to a duration-based equivalent basis, or to reflect the level of subordination in tranched structures.

The Company actively monitors its counterparty credit risk in credit derivative contracts. Approximately 77% of the gross receivables as of December 31, 2007 is from counterparties with which the Company maintains collateral agreements. A majority of the Company’s top 15 counterparties (by receivable balance owed to the Company) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty rating downgrades may have an incremental effect by lowering the threshold at which the Company may call for additional collateral. A number of the remaining significant counterparties are monolines. See page 55 for a discussion of the Company’s exposure to monolines. The master agreements with these monoline insurance counterparties are generally unsecured, and the few ratings-based triggers (if any) generally provide the ability to terminate only upon significant downgrade. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate. Recent reports and credit agency actions and announcements suggest that ratings downgrades of one or more monoline insurers are being contemplated.

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

The following table summarizes corporate cash-basis loans and net credit losses:

In millions of dollars	2007	2006	2005
Corporate cash-basis loans
Securities and Banking	$1,730	$500	$923
Transaction Services	28	35	81
Total corporate cash-basis loans (1)(2)	$1,758	$535	$1,004
Net credit losses (recoveries)
Securities and Banking	$651	$62	$(268)
Transaction Services	24	27	(9)
Alternative Investments	—	(13)	—
Corporate/Other	(7)	6	—
Total net credit losses (recoveries)	$668	$82	$(277)
Corporate allowance for loan losses	$3,723	$2,934	$2,860
Corporate allowance for credit losses on unfunded lending commitments (3)	1,250	1,100	850
Total corporate allowance for loans, leases and unfunded lending commitments	$4,973	$4,034	$3,710
As a percentage of total corporate loans (4)	2.00%	1.76%	2.22%

(1)	Excludes purchased distressed loans as they are accreting interest in accordance with SOP 03-3. The carrying value of these loans was $2,399 million at December 31, 2007, $949 million at December 31, 2006, and $1,120 million at December 31, 2005.
(2)	Includes the impact of subprime activity in the U.S. and U.K.
(3)	Represents additional reserves recorded in Other Liabilities on the Consolidated Balance Sheet.
(4)	Does not include the allowance for unfunded lending commitments.

Cash-basis loans on December 31, 2007 increased $1.223 billion from 2006, of which $1.230 billion was in Securities and Banking. The increase in Securities and Banking was primarily due to the impact of subprime activity in the U.K. and U.S. markets.

Cash-basis loans on December 31, 2006 decreased $469 million from 2005; $423 million of the decrease was in Securities and Banking and $46 million was in Transaction Services. Securities and Banking decreased primarily due to the absence of cash-basis portfolios in Russia and Australia and decreases in portfolios in Poland and Korea. The decrease in Transaction Services was primarily related to decreases in Mexico.

Total corporate loans outstanding at December 31, 2007 were $186 billion as compared to $166 billion at December 31, 2006.

Total corporate net credit losses of $668 million in 2007 increased $586 million from 2006, primarily due to $535 million in write-offs on loans with subprime-related direct exposure. Total corporate net credit losses of $82 million in 2006 increased $359 million compared to the net credit recovery of $277 million in 2005, primarily attributable to the absence of gross credit recoveries experienced in 2005.

Citigroup’s total allowance for loans, leases and unfunded lending commitments of $17.367 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup’s allowance for credit losses attributed to the corporate portfolio was $4.973 billion at December 31, 2007, $4.034 billion at December 31, 2006, and $3.710 billion at December 31, 2005. The $939 million increase in the corporate allowance at December 31, 2007 from December 31, 2006 primarily reflects a weakening in overall portfolio credit quality, as well as loan loss reserves for specific counterparties. The loan loss reserves for specific counterparties include $327 million for subprime-related direct exposures. The $324 million increase in the corporate allowance at December 31, 2006 from December 31, 2005 primarily reflects $250 million in reserve builds related to increases in off-balance-sheet exposures and a slight decline in credit quality. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

LOAN MATURITIES AND FIXED/VARIABLE PRICING

In billions of dollars at year end	Due within 1 year	Over 1 year but within 5 years	Over 5 years	Total
Corporate loan portfolio maturities
In U.S. offices:
Commercial and industrial loans	$28,424	$5,724	$4,722	$38,870
Mortgage and real estate	1,623	327	270	2,220
Lease financing	1,192	240	198	1,630
In offices outside the U.S.	80,006	41,039	22,457	143,502
Total corporate loans	$111,245	$47,330	$27,647	$186,222
Fixed/variable pricing of corporate loans with maturities due after one year (1)
Loans at fixed interest rates		$10,950	$4,474
Loans at floating or adjustable interest rates		36,380	23,173
Total		$47,330	$27,647

(1)	Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 24 to the Consolidated Financial Statements on page 164.

MARKET RISK MANAGEMENT PROCESS

Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the “Capital Resources and Liquidity” section on page 75. Price risk is the earnings risk from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

Market risks are measured in accordance with established standards to ensure consistency across businesses and the ability to aggregate risk. Each business is required to establish, with approval from independent market risk management, a market risk limit framework for identified risk factors that clearly defines approved risk profiles and is within the parameters of Citigroup’s overall risk appetite.

In all cases, the businesses are ultimately responsible for the market risks they take and for remaining within their defined limits.

Non-Trading Portfolios

Interest Rate Risk

One of Citigroup’s primary business functions is providing financial products that meet the needs of its customers. Loans and deposits are tailored to the customer’s requirements with regard to tenor, index, and rate type. Net Interest Revenue (NIR) is the difference between the yield earned on the non-trading portfolio assets (including customer loans) and the rate paid on the liabilities (including customer deposits or company borrowings). The NIR is affected by changes in the level of interest rates. For example:

•

At any given time, there may be an unequal amount of assets and liabilities which are subject to market rates due to maturation or repricing. Whenever the amount of liabilities subject to repricing exceeds the amount of assets subject to repricing, a company is considered “liability sensitive.” In this case, a company’s NIR will deteriorate in a rising rate environment.

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

IRE tests the impact on NIR resulting from unanticipated changes in forward interest rates. For example, if the current 90-day LIBOR rate is 3% and the one-year forward rate is 5% (i.e., the estimated 90-day LIBOR rate in one year), the +100bps IRE scenario measures the impact on the company’s NIR of a 100bps instantaneous change in the 90-day LIBOR, to 6% in one year.

The impact of changing prepayment rates on loan portfolios is incorporated into the results. For example, in the declining interest rate scenarios, it is assumed that mortgage portfolios prepay faster and income is reduced. In addition, in a rising interest rate scenario, portions of the deposit portfolio are assumed to experience rate increases that may be less than the change in market interest rates.

Mitigation and Hedging of Risk

All financial institutions’ financial performances are subject to some degree of risk due to changes in interest rates. In order to manage these risks effectively, Citigroup may modify pricing on new customer loans and deposits, enter into transactions with other institutions or enter into off-balance-sheet derivative transactions that have the opposite risk exposures. Therefore, Citigroup regularly assesses the viability of strategies to reduce unacceptable risks to earnings and implements such strategies when the Company believes those actions are prudent. As information becomes available, Citigroup formulates strategies aimed at protecting earnings from the potential negative effects of changes in interest rates.

Citigroup employs additional measurements, including stress testing the impact of non-linear interest rate movements on the value of the balance sheet; the analysis of portfolio duration and volatility, particularly as they relate to mortgage loans and mortgage-backed securities; and the potential impact of the change in the spread between different market indices.

The exposures in the following table represent the approximate annualized risk to NIR assuming an unanticipated parallel instantaneous 100bp change, as well as a more gradual 100bp (25bps per quarter) parallel change in rates as compared with the market forward interest rates in selected currencies.

The exposures in the following tables do not include Interest Rate Exposures (IREs) for the Nikko Cordial portion of Citigroup’s operations in Japan due to the unavailability of information. Nikko Cordial’s IRE is primarily denominated in Japanese yen.

	December 31, 2007		December 31, 2006
In millions of dollars	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(940)	$837	$(728)	$627
Gradual change	$(527)	$540	$(349)	$360
Mexican peso
Instantaneous change	$(25)	$25	$42	$(43)
Gradual change	$(17)	$17	$41	$(41)
Euro
Instantaneous change	$(63)	$63	$(91)	$91
Gradual change	$(32)	$32	$(38)	$38
Japanese yen
Instantaneous change	$67	NM	$(32)	NM
Gradual change	$43	NM	$(21)	NM
Pound sterling
Instantaneous change	$(16)	$16	$(41)	$41
Gradual change	$(4)	$4	$(21)	$21

NM Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the Japanese yen yield curve.

The changes in the U.S. dollar IREs from the prior year reflect changes in customer-related asset and liability mix, as well as Citigroup’s view of prevailing interest rates.

The following table shows the risk to NIR from six different changes in the implied forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	—	100	200	(200)	(100)	—
10-year rate change (bps)	(100)	—	100	(100)	—	100
Impact to net interest revenue (in millions of dollars)	$34	$(482)	$(977)	$928	$486	$(88)

Trading Portfolios

Price risk in trading portfolios is monitored using a series of measures, including:

•	factor sensitivities;
•	Value-at-Risk (VAR); and
•	stress testing.

Factor sensitivities are expressed as the change in the value of a position for a defined change in a market risk factor, such as a change in the value of a Treasury bill for a one-basis-point change in interest rates. Citigroup’s independent market risk management ensures that factor sensitivities are calculated, monitored and, in most cases, limited, for all relevant risks taken in a trading portfolio.

VAR estimates the potential decline in the value of a position or a portfolio under normal market conditions. The VAR method incorporates the factor sensitivities of the trading portfolio with the volatilities and correlations of those factors and is expressed as the risk to the Company over a one-day holding period, at a 99% confidence level. Citigroup’s VAR is based on the volatilities of and correlations among a multitude of market risk factors as well as factors that track the specific issuer risk in debt and equity securities.

The figures in the VAR table do not currently include the market risk from exposure to ABS CDOs and associated direct subprime exposures, including hedges, in the Securities and Banking business. Due to the volatile and illiquid state of the market in these assets in recent months, quantification of the risk on these products is subject to a high degree of uncertainty. Citigroup’s approach to risk measurement in this asset class continues to evolve as new information on the market’s pricing of these assets becomes available, allowing a VAR methodology for such products to be developed. The impact on the Company’s overall VAR from these positions is expected to be significant. In the interim, they have been subjected to stress analysis and have been included as part of our risk capital assessment for market risk.

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

Each trading portfolio has its own market risk limit framework encompassing these measures and other controls, including permitted product lists and a new product approval process for complex products.

Total revenues of the trading business consist of:

•	Customer revenue, which includes spreads from customer flow and positions taken to facilitate customer orders;
•	Proprietary trading activities in both cash and derivative transactions; and
•	Net interest revenue.

All trading positions are marked to market, with the result reflected in earnings. In 2007, negative trading-related revenue (net losses) was recorded for 60 of 255 trading days. Of the 60 days on which negative revenue (net losses) was recorded, 15 were greater than $100 million. The following histogram of total daily revenue or loss captures trading volatility and shows the number of days in which the Company’s trading-related revenues fell within particular ranges. Due to the difficulty in estimating daily profit and loss in the ABS CDO market, those trading-related revenues, including recent subprime-related losses, are not included in current VAR calculations and thus are not included in the Histogram of Daily Trading-Related Revenue.

Citigroup periodically performs extensive back-testing of many hypothetical test portfolios as one check of the accuracy of its VAR. Back-testing is the process in which the daily VAR of a portfolio is compared to the actual daily change in the market value of its transactions. Back-testing is conducted to confirm that the daily market value losses in excess of a 99% confidence level occur, on average, only 1% of the time. The VAR calculation for the hypothetical test portfolios, with different degrees of risk concentration, meets this statistical criteria.

The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

For Citigroup’s major trading centers, the aggregate pretax VAR in the trading portfolios was $191 million at December 31, 2007 and $106 million at December 31, 2006. Daily exposures averaged $142 million in 2007 and ranged from $100 million to $200 million.

The consolidation of the SIVs onto Citigroup’s balance sheet became effective December 14, 2007. Those trading positions have not yet been integrated into these VAR figures. The marginal impact of those trading positions on the Company’s VAR as of December 31, 2007 is estimated to be an increase to VAR of $13 million.

The following table summarizes VAR to Citigroup in the trading portfolios as of December 31, 2007 and 2006, including the Total VAR, the Specific-risk only component of VAR, and Total—General market factors only, along with the yearly averages:

In millions of dollars	Dec. 31, 2007	2007 average	Dec. 31, 2006	2006 average
Interest rate	$89	$98	$81	$87
Foreign exchange	28	29	27	27
Equity	150	96	62	48
Commodity	45	35	18	15
Covariance adjustment	(121)	(116)	(82)	(78)
Total—All market risk factors, including general and specific-risk	$191	$142	$106	$99
Specific-risk only component	$28	$19	$8	$10
Total—General market factors only	$163	$123	$98	$89

The Specific-risk only component represents the level of equity and debt issuer-specific risk embedded in VAR. Citigroup’s specific-risk model conforms to the 4x-multiplier treatment approved by the Federal Reserve and is subject to extensive annual hypothetical back-testing.

The table below provides the range of VAR in each type of trading portfolio that was experienced during 2007 and 2006:

	2007		2006
In millions of dollars	Low	High	Low	High
Interest rate	$71	$128	$64	$125
Foreign exchange	21	37	16	45
Equity	55	164	35	68
Commodity	17	56	5	25

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

Framework

Citigroup’s approach to operational risk is defined in the Citigroup Risk and Control Self-Assessment (RCSA)/Operational Risk Policy.

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

The RCSA standards establish a formal governance structure to provide direction, oversight, and monitoring of Citigroup’s RCSA programs. The RCSA standards for risk and control assessment are applicable to all businesses and staff functions. They establish RCSA as the process whereby important risks inherent in the activities of a business are identified and the effectiveness of the key controls over those risks are evaluated and monitored. RCSA processes facilitate Citigroup’s adherence to internal control over financial reporting, regulatory requirements (including Sarbanes-Oxley) FDICIA, the International Convergence of Capital Measurement and Capital Standards (Basel II), and other corporate initiatives, including Operational Risk Management and alignment of capital assessments with risk management objectives. The entire process is subject to audit by Citigroup’s Audit and Risk Review, and the results of RCSA are included in periodic management reporting, including reporting to Senior Management and the Audit and Risk Management Committee.

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

Information Security and Continuity of Business

Information security and the protection of confidential and sensitive customer data are a priority of Citigroup. The Company has implemented an Information Security Program that complies with the Gramm-Leach-Bliley Act and other regulatory guidance. The Information Security Program is reviewed and enhanced periodically to address emerging threats to customers’ information.

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

Cross-Border Risk

Cross-border risk is the risk that actions taken by a non-U.S. government may prevent the conversion of local currency into non-local currency and/or the transfer of funds outside the country, thereby impacting the ability of the Company and its customers to transact business across borders.

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

The table below shows all countries in which total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

	December 31, 2007								December 31, 2006
	Cross-border claims on third parties
In billions of dollars U.S.	Banks	Public	Private	Total	Trading and short-term claims (1)	Investments in and funding of local franchises	Total cross- border outstandings	Commitments (2)	Total cross- border outstandings	Commitments (2)
India	$2.1	$0.5	$14.9	$17.5	$14.5	$21.5	$39.0	$1.7	$24.8	$0.7
Germany	13.7	5.1	10.5	29.3	25.6	—	29.3	46.4	38.6	43.6
United Kingdom	6.9	0.1	17.7	24.7	22.9	—	24.7	366.0	18.4	192.8
France	9.5	2.8	12.0	24.3	22.2	—	24.3	107.8	19.8	60.8
Netherlands	4.9	2.6	15.6	23.1	17.2	—	23.1	20.2	20.1	10.5
South Korea	1.6	0.1	4.3	6.0	5.8	15.9	21.9	22.0	19.7	21.4
Spain	3.1	5.9	8.4	17.4	16.2	3.9	21.3	7.4	19.7	6.8
Italy	1.8	8.6	4.4	14.8	14.3	4.0	18.8	5.1	18.6	4.0

(1)	Included in total cross-border claims on third parties.
(2)	Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC. Effective March 31, 2006, the FFIEC revised the definition of commitments to include commitments to local residents to be funded with local currency local liabilities.

BALANCE SHEET REVIEW

	December 31
In billions of dollars	2007	2006	Increase (Decrease)	% Change
Assets
Loans, net of unearned income and allowance for loan losses	$762	$670	$92	14%
Trading account assets	539	394	145	37
Federal funds sold and securities borrowed or purchased under agreements to resell	274	283	(9)	(3)
Investments	215	274	(59)	(22)
All other assets	398	263	135	51
Total assets	$2,188	$1,884	$304	16%
Liabilities
Deposits	$826	$712	$114	16%
Federal funds purchased and securities loaned or sold under agreements to repurchase	304	349	(45)	(13)
Short-term borrowings and long-term debt	574	389	185	48
Trading account liabilities	182	146	36	25
Other liabilities	188	168	20	12
Total liabilities	$2,074	$1,764	$310	18%
Stockholders’ equity	$114	$120	$(6)	(5)%
Total liabilities and stockholders’ equity	$2,188	$1,884	$304	16%

Loans

Loans are an extension of credit to individuals, corporations, and government institutions. Loans vary across regions and industries and primarily include credit cards, mortgages, other real estate lending, personal loans, auto loans, student loans, and corporate loans. The majority of loans are carried at cost with a minimal amount recorded at fair value in accordance with SFAS 155 and SFAS 159.

Consumer and corporate loans comprised 76% and 24%, respectively, of total loans (net of unearned income and before the allowance for loan losses).

Consumer loans increased by $73 billion, or 14%, primarily due to:

•	$44 billion, or 19%, increase in installment and revolving credit; and
•	$37 billion, or 14%, increase in mortgage and real estate loans;

These increases were partially driven by acquisitions.

Corporate loans increased $19 billion, or 11%, primarily driven by an increase of $22 billion, or 16%, in commercial and industrial loans.

During 2007, average consumer loans (net of unearned income) of $553 billion yielded an average rate of 9.1%, compared to $480 billion and 9.0% in the prior year. Average corporate loans of $188 billion yielded an average rate of 8.5% in 2007, compared to $153 billion and 7.6% in the prior year.

For further information, see “Loans Outstanding” on page 41 and Note 17 to the Consolidated Financial Statements on page 145.

Trading Account Assets (Liabilities)

Trading account assets include debt and marketable equity securities, derivatives in a receivable position, residual interests in securitizations, and physical commodities inventory. In addition, certain assets that Citigroup has elected to carry at fair value under SFAS 155 and SFAS 159, such as certain loans and purchase guarantees, are also included in trading account assets. Trading account liabilities include securities sold, not yet purchased (short positions) and derivatives in a net payable position as well as certain liabilities that Citigroup has elected to carry at fair value under SFAS 155.

All trading account assets and liabilities are reported at their fair value, except for physical commodities inventory which is carried at the lower of cost or market, with unrealized gains and losses recognized in current income.

Trading account assets increased by $145 billion, or 37%, due to:

•	$87 billion, or 93%, increase in corporate and other debt securities, including $45 billion of securities related to the consolidation of the Citi-advised SIVs;
•

$27 billion, or 55%, increase in revaluation gains primarily consisting of increases from interest rates, foreign exchange, and credit derivative contracts, offset by an increase in netting permitted under master netting agreements;

•	$20 billion, or 53%, increase in mortgage loans and collateralized mortgage securities (CMOs);
•	$19 billion, or 58%, increase in foreign government securities; and
•	$14 billion, or 16%, increase in equity securities.

Offset by:

•	$12 billion, or 28%, decrease in U.S. Treasury and federal agency securities;
•	$10 billion, or 24%, net decrease in other trading securities.

Total average trading account assets were $441 billion in 2007, compared to $290 billion in 2006, yielding average rates of 4.2% and 4.1%, respectively.

Trading account liabilities increased by $36 billion, or 25%, due to:

•

$29 billion, or 38%, increase in revaluation losses primarily consisting of increases from interest rates, foreign exchange and credit derivative contracts, offset by an increase in netting permitted under master netting agreements; and

•	$7 billion, or 10%, increase in securities sold, not yet purchased, comprising a $9 billion increase in debt securities, offset by a decrease of $2 billion in U.S. Treasury securities.

In 2007, average trading account liabilities were $105 billion, yielding an average rate of 1.4%, compared to $75 billion and 1.5% in the prior year.

For further discussion regarding trading account assets and liabilities, see Note 15 to the Consolidated Financial Statements on page 142.

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

Securities borrowed and securities loaned are recorded at the amount of cash advanced or received, with a minimal amount adjusted for fair value in accordance with SFAS 159. With respect to securities borrowed, the Company pays cash collateral in an amount in excess of the market value of securities borrowed, and receives excess in the case of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis with additional collateral advanced or obtained as necessary. Interest received or paid for these transactions is recorded in interest income or interest expense.

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are primarily carried at fair value in accordance with SFAS 159 since January 1, 2007; in prior periods, these agreements were carried at cost. The Company’s policy is to take possession of securities purchased under agreements to resell. The market value of securities to be repurchased and resold is monitored, and additional collateral is obtained where appropriate to protect against credit exposure.

The decrease of $9 billion, or 3%, in federal funds sold and securities borrowed or purchased under agreements to resell and the decrease of $45 billion, or 13%, in federal funds purchased and securities loaned or sold under agreements to repurchase were primarily driven by lower funding requirements for long and short positions, as well as reduced activity in the Company’s secured financing trading strategy, offset by the consolidation of Nikko Cordial.

For further information regarding these balance sheet categories, see Note 13 to the Consolidated Financial Statements on page 141.

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

These investments are primarily carried at fair value with the changes in fair value generally recognized in stockholders’ equity (accumulated other comprehensive income). Declines in fair value that are deemed other-than-temporary are recognized in current earnings, as well as gains and losses from the sale of these investment securities. Certain investments in non-marketable equity securities and certain investments that would otherwise be accounted for using the equity method are carried at fair value in accordance with SFAS 159. Changes in fair value of such investments are recorded in earnings.

Investments decreased by $59 billion, or 22%, principally due to the following decreases:

•	$37 billion in mortgage-backed securities, which is primarily due to the winding down of a mortgage-backed securities program in the U.S. Consumer Lending business;
•	$5 billion in U.S. Treasury and federal agency securities; and
•	net $17 billion for all other securities.

For further information regarding investments, see Note 16 to the Consolidated Financial Statements on page 143.

Other Assets

Other assets are composed of cash and due from banks, deposits with banks, brokerage receivables, goodwill, intangibles, and various other assets.

Other assets increased $135 billion, or 51%, due to the following increases:

•	$35 billion related to loans held-for-sale;
•	$27 billion in deposits with banks, including $12 billion related to the consolidation of the Citi-advised SIVs;
•	$15 billion in goodwill and intangibles, driven by acquisitions and foreign currency translation;
•	$13 billion in brokerage receivables;
•	$12 billion in cash and due from banks; and
•	$33 billion in various other assets.

For further information regarding goodwill and intangibles, see Note 19 to the Consolidated Financial Statements on page 147. For further discussion on brokerage receivables, see Note 14 to the Consolidated Financial Statements on page 142.

Deposits

Deposits represent customer funds that are payable on demand or upon maturity. The majority of deposits are carried at cost, with a minimal amount recorded at fair value in accordance with SFAS 155 and SFAS 159. Deposits can be interest-bearing or non-interest-bearing. Interest-bearing deposits payable by foreign and U.S. domestic banking subsidiaries of the Company comprise 63% and 27% of total deposits, respectively, while non-interest-bearing deposits comprise 5% and 5% of total deposits, respectively.

Total deposits increased by $114 billion, or 16%, primarily due to:

•

Strong growth in corporate interest-bearing deposits in all regions, notably in Europe, Asia, and North America. Increases reflected the impact of rising short-term interest rates, as well as increased client transactional volumes and strong economic growth; and

•

Growth in retail deposits primarily from high-yield savings accounts, time deposits and money market accounts in the Consumer businesses. Increased U.S. deposits were driven by organic growth through branch expansion, competitive interest rates, and marketing campaigns of new products. In regions outside the U.S., deposits grew as a result of continued branch and client acquisition and servicing channel expansion, competitive interest rates and marketing campaigns of new products.

Average deposits increased $117 billion to $704 billion in 2007, yielding an average rate of 4.1%, compared to 3.7% in the prior year.

For more information on deposits, see “Capital Resources and Liquidity” on page 75.

Debt

Debt is composed of both short-term and long-term borrowings. It includes commercial paper, borrowings from unaffiliated banks, senior notes (including collateralized advances from the Federal Home Loan Bank), subordinated notes and trust preferred securities. The majority of debt is carried at cost, with approximately $93 billion recorded at fair value in accordance with SFAS 155 and SFAS 159.

Debt increased by $185 billion, or 48%, as short-term borrowings increased $46 billion, or 45%, and long-term debt increased $139 billion, or 48%.

The increase in short-term borrowings included an increase of $52 billion in other funds borrowed, offset by a decrease of $6 billion in commercial paper. The net increase was used to fund both trading and non-trading activities.

Average commercial paper outstanding in 2007 was $45 billion and yielded an average rate of 5.2%, compared to $32 billion and 5.0% in 2006. Average other funds borrowed in 2007 was $98 billion, yielding an average rate of 3.0%, compared to $39 billion and 4.1% in the prior year.

As for long-term debt, the Company consolidated $46 billion of Citi-advised SIV long-term debt as a result of committing to provide a support facility that would resolve uncertainties regarding senior debt repayment currently facing the SIVs. In addition, long-term debt increased due to the Company’s funding of acquisitions and strategic investments, along with acquiring debt associated with these acquisitions. The funding mix is based on the dynamic liquidity characteristics of the assets funded and is intended to maintain an adequate funding and capital structure. U.S. dollar and non-U.S. dollar-denominated fixed and variable rate senior debt increased by $90 billion, while subordinated debt increased by $35 billion. Additionally, trust preferred securities increased by $14 billion, including the sale of $7.5 billion of equity units, with mandatory conversion into common shares, in a private placement to the Abu Dhabi Investment Authority.

Average long-term debt outstanding during 2007 was $317 billion, compared to $231 billion in 2006, yielding an average rate of 5.4% and 5.2%, respectively.

For more information on debt, see Note 20 to the Consolidated Financial Statements on page 149 and “Capital Resources and Liquidity” on page 75.

SEGMENT BALANCE SHEET AT DECEMBER 31, 2007

In millions of dollars	Global Consumer	Markets & Banking	Global Wealth Management	Alternative Investments	Corporate/Other & Consolidating Eliminations	Total Citigroup Consolidated
Assets:
Cash and due from banks	$11,364	$18,478	$905	$717	$6,742	$38,206
Deposits with banks	15,337	37,130	2,649	13,327	923	69,366
Federal funds sold and securities borrowed or purchased under agreements to resell	946	268,115	5,005	—	—	274,066
Brokerage receivables	488	40,466	15,993	412	—	57,359
Trading account assets	10,199	474,873	7,830	46,082	—	538,984
Investments	72,695	117,080	344	9,748	15,141	215,008
Loans, net of unearned income
Consumer	529,900	—	62,407	—	—	592,307
Corporate	—	185,621	—	65	—	185,686
Loans, net of unearned income	$529,900	$185,621	$62,407	$65	$—	$777,993
Allowance for loan losses	(12,158)	(3,723)	(236)	—	—	(16,117)
Total loans, net	$517,742	$181,898	$62,171	$65	$—	$761,876
Goodwill	29,348	9,218	2,109	529	—	41,204
Intangible assets	17,344	2,263	2,874	206	—	22,687
Other assets	69,832	73,966	4,450	1,845	18,782	168,875
Total assets	$745,295	$1,223,487	$104,330	$72,931	$41,588	$2,187,631
Liabilities and Equity:
Total deposits	$319,822	$400,299	$106,020	$—	$89	$826,230
Federal funds purchased and securities loaned or sold under agreements to repurchase	5,311	295,201	3,477	254	—	304,243
Brokerage payables	—	78,731	6,220	—	—	84,951
Trading account liabilities	392	178,481	2,538	671	—	182,082
Short-term borrowings	16,727	61,322	22,726	4,822	40,891	146,488
Long-term debt	103,567	92,287	849	45,887	184,522	427,112
Other liabilities	144,663	107,344	23,253	8,655	(180,988)	102,927
Net intersegment funding (lending)	154,813	9,822	(60,753)	12,642	(116,524)	—
Stockholders’ equity	—	—	—	—	113,598	113,598
Total liabilities and stockholders’ equity	$745,295	$1,223,487	$104,330	$72,931	$41,588	$2,187,631

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

Interest Revenue/Expense and Yields

In millions of dollars	2007		2006		2005		% Change 2007 vs. 2006		% Change 2006 vs. 2005
Interest Revenue (1)	$124,467		$96,497		$75,922		29%		27%
Interest Expense	77,531		56,943		36,676		36		55
Net Interest Revenue (1)	$46,936		$39,554		$39,246		19%		1%
Interest Revenue—Average Rate	6.49%		6.48%		5.93%		1	bps	55	bps
Interest Expense—Average Rate	4.44%		4.29%		3.19%		15	bps	110	bps
Net Interest Margin	2.45%		2.66%		3.06%		(21	) bps	(40	) bps
Interest Rate Benchmarks:
Federal Funds Rate—End of Period	4.25%		5.25%		4.25%		(100	) bps	100	bps
Federal Funds Rate—Average Rate	5.05%		4.96%		3.24%		9	bps	172	bps
2-Year U.S. Treasury Note—Average Rate	4.36%		4.81%		3.85%		(45	) bps	96	bps
10-Year U.S. Treasury Note—Average Rate	4.63%		4.79%		4.28%		(16	) bps	51	bps
10-Year vs. 2-Year Spread	27	bps	(2	)bps	43	bps

(1)	Excludes taxable equivalent adjustment based on the U.S. federal statutory tax rate of 35%.

A significant portion of the Company’s business activities is based upon gathering deposits and borrowing money and then lending or investing those funds. Net interest margin is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.

During 2007, pressure on net interest margin was driven by several factors. Rising overseas deposit rates and funding actions the Company has taken to lengthen its maturity profile mainly contributed to the increase of interest expense. The average rate on the Company’s assets remained flat on an annual basis, reflecting improved commercial loan pricing, both domestically and overseas, offset by lower yields earned on deposits with banks in 2007.

During the fourth quarter of 2007, the Company’s actions to reduce asset balances and to better manage interest earning assets resulted in improvement in the interest earned on these assets. Additionally, the widening between short-term and long-term spreads resulted in upward movement in the net interest margin.

AVERAGE BALANCES AND INTEREST RATES—ASSETS (1) (2) (3) (4)

	Average volume			Interest revenue			% Average rate
In millions of dollars	2007	2006	2005	2007	2006	2005	2007	2006	2005
Assets
Deposits with banks (5)	$56,905	$37,977	$34,211	$3,200	$2,289	$1,537	5.62%	6.03%	4.49%
Federal funds sold and securities borrowed or purchased under agreements to resell (6)
In U.S. offices	$192,824	$166,202	$154,578	$11,728	$10,258	$7,041	6.08%	6.17%	4.55%
In offices outside the U.S. (5)	131,766	85,200	74,728	6,626	3,941	2,749	5.03	4.63	3.68
Total	$324,590	$251,402	$229,306	$18,354	$14,199	$9,790	5.65%	5.65%	4.27%
Trading account assets (7) (8)
In U.S. offices	$263,922	$188,985	$154,716	$13,557	$8,537	$5,678	5.14%	4.52%	3.67%
In offices outside the U.S. (5)	176,803	100,634	80,367	4,950	3,328	2,459	2.80	3.31	3.06
Total	$440,725	$289,619	$235,083	$18,507	$11,865	$8,137	4.20%	4.10%	3.46%
Investments
In U.S. offices
Taxable	$136,482	$106,136	$77,000	$6,840	$4,799	$2,623	5.01%	4.52%	3.41%
Exempt from U.S. income tax (1)	17,796	14,023	10,852	909	661	481	5.11	4.71	4.43
In offices outside the U.S. (5)	110,766	98,640	81,309	5,738	4,939	4,234	5.18	5.01	5.21
Total	$265,044	$218,799	$169,161	$13,487	$10,399	$7,338	5.09%	4.75%	4.34%
Loans (net of unearned income) (9)
Consumer loans
In U.S. offices	$377,097	$341,315	$306,396	$31,507	$28,538	$24,880	8.36%	8.36%	8.12%
In offices outside the U.S. (5)	175,463	138,978	130,550	18,653	14,773	14,238	10.63	10.63	10.91
Total consumer loans	$552,560	$480,293	$436,946	$50,160	$43,311	$39,118	9.08%	9.02%	8.95%
Corporate loans
In U.S. offices	$34,843	$28,113	$19,200	$2,504	$1,717	$1,134	7.19%	6.11%	5.91%
In offices outside the U.S. (5)	152,840	124,462	101,262	13,530	9,836	6,837	8.85	7.90	6.75
Total corporate loans	$187,683	$152,575	$120,462	$16,034	$11,553	$7,971	8.54%	7.57%	6.62%
Total loans	$740,243	$632,868	$557,408	$66,194	$54,864	$47,089	8.94%	8.67%	8.45%
Other interest-earning assets	$90,707	$57,472	$56,095	$4,725	$2,881	$2,031	5.21%	5.01%	3.62%
Total interest-earning assets	$1,918,214	$1,488,137	$1,281,264	$124,467	$96,497	$75,922	6.49%	6.48%	5.93%
Non-interest-earning assets (7)	253,469	191,408	165,604
Total assets from discontinued operations	—	—	51,270
Total assets	$2,171,683	$1,679,545	$1,498,138

(1)	Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $125 million, $98 million, and $158 million for 2007, 2006, and 2005, respectively.
(2)	Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 24 to the Consolidated Financial Statements on page 164.
(3)	Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 125.
(5)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(6)	Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements” (FIN 41), and interest revenue excludes the impact of FIN 41.
(7)	The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(8)	Interest expense on Trading account liabilities of Markets & Banking is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.
(9)	Includes cash-basis loans.

Reclassified to conform to the current period’s presentation.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE (1) (2) (3) (4)

	Average volume			Interest expense			% Average rate
In millions of dollars	2007	2006	2005	2007	2006	2005	2007	2006	2005
Liabilities
Deposits
In U.S. offices
Savings deposits (5)	$149,304	$134,761	$127,783	$4,772	$4,056	$2,411	3.20%	3.01%	1.89%
Other time deposits	58,808	48,559	35,754	3,358	2,471	1,247	5.71	5.09	3.49
In offices outside the U.S. (6)	495,501	403,645	343,647	20,611	15,130	9,844	4.16	3.75	2.86
Total	$703,613	$586,965	$507,184	$28,741	$21,657	$13,502	4.08%	3.69%	2.66%
Federal funds purchased and securities loaned or sold under agreements to repurchase (7)
In U.S. offices	$244,258	$194,726	$173,674	$14,339	$11,857	$7,737	5.87%	6.09%	4.45%
In offices outside the U.S. (6)	142,370	95,937	71,921	8,689	5,591	4,118	6.10	5.83	5.73
Total	$386,628	$290,663	$245,595	$23,028	$17,448	$11,855	5.96%	6.00%	4.83%
Trading account liabilities (8) (9)
In U.S. offices	$46,383	$36,983	$34,935	$1,142	$891	$544	2.46%	2.41%	1.56%
In offices outside the U.S. (6)	58,228	37,802	38,737	298	228	125	0.51	0.60	0.32
Total	$104,611	$74,785	$73,672	$1,440	$1,119	$669	1.38%	1.50%	0.91%
Short-term borrowings
In U.S. offices	$169,457	$120,123	$94,342	$6,234	$4,195	$2,054	3.68%	3.49%	2.18%
In offices outside the U.S. (6)	64,361	24,841	18,128	1,130	614	688	1.76	2.47	3.80
Total	$233,818	$144,964	$112,470	$7,364	$4,809	$2,742	3.15%	3.32%	2.44%
Long-term debt
In U.S. offices	$278,958	$206,607	$180,167	$14,996	$10,596	$6,756	5.38%	5.13%	3.75%
In offices outside the U.S. (6)	37,791	24,588	31,843	1,962	1,314	1,152	5.19	5.34	3.62
Total	$316,749	$231,195	$212,010	$16,958	$11,910	$7,908	5.35%	5.15%	3.73%
Total interest-bearing liabilities	$1,745,419	$1,328,572	$1,150,931	$77,531	$56,943	$36,676	4.44%	4.29%	3.19%
Demand deposits in U.S. offices	12,436	10,994	10,050
Other non-interest bearing liabilities (8)	290,854	224,413	180,070
Total liabilities from discontinued operations	—	—	46,011
Total liabilities	$2,048,709	$1,563,979	$1,387,062
Total stockholders’ equity (10)	$122,974	$115,566	$111,076
Total liabilities and stockholders’ equity	$2,171,683	$1,679,545	$1,498,138
Net interest revenue as a percentage of average interest-earning assets (11)
In U.S. offices	$1,092,442	$893,879	$769,148	$22,334	$19,457	$21,392	2.04%	2.18%	2.78%
In offices outside the U.S. (6)	825,772	594,258	512,116	24,602	20,097	17,854	2.98	3.38	3.49
Total	$1,918,214	$1,488,137	$1,281,264	$46,936	$39,554	$39,246	2.45%	2.66%	3.06%

(1)	Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $125 million, $98 million, and $158 million for 2007, 2006, and 2005, respectively.
(2)	Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 24 to the Consolidated Financial Statements on page 164.
(3)	Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 125.
(5)	Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits.
(6)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(7)	Average volumes of securities loaned or sold under agreements to repurchase are reported net pursuant to FIN 41 and interest expense excludes the impact of FIN 41.
(8)	The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(9)	Interest expense on Trading account liabilities of Markets & Banking is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.
(10)	Includes stockholders’ equity from discontinued operations.
(11)	Includes allocations for capital and funding costs based on the location of the asset.

Reclassified	to conform to the current period’s presentation.

ANALYSIS OF CHANGES IN INTEREST REVENUE (1) (2) (3)

	2007 vs. 2006			2006 vs. 2005
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks (4)	$1,073	$(162)	$911	$183	$569	$752
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$1,621	$(151)	$1,470	$562	$2,655	$3,217
In offices outside the U.S. (4)	2,316	369	2,685	420	772	1,192
Total	$3,937	$218	$4,155	$982	$3,427	$4,409
Trading account assets (5)
In U.S. offices	$3,730	$1,290	$5,020	$1,400	$1,459	$2,859
In offices outside the U.S. (4)	2,198	(576)	1,622	658	211	869
Total	$5,928	$714	$6,642	$2,058	$1,670	$3,728
Investments (1)
In U.S. offices	$1,670	$619	$2,289	$1,325	$1,031	$2,356
In offices outside the U.S. (4)	624	175	799	873	(168)	705
Total	$2,294	$794	$3,088	$2,198	$863	$3,061
Loans—consumer
In U.S. offices	$2,990	$(21)	$2,969	$2,902	$756	$3,658
In offices outside the U.S. (4)	3,879	1	3,880	902	(367)	535
Total	$6,869	$(20)	$6,849	$3,804	$389	$4,193
Loans—corporate
In U.S. offices	$453	$334	$787	$543	$40	$583
In offices outside the U.S. (4)	2,419	1,275	3,694	1,720	1,279	2,999
Total	$2,872	$1,609	$4,481	$2,263	$1,319	$3,582
Total loans	$9,741	$1,589	$11,330	$6,067	$1,708	$7,775
Other interest-earning assets	$1,727	$117	$1,844	$51	$799	$850
Total interest revenue	$24,700	$3,270	$27,970	$11,539	$9,036	$20,575

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is excluded from this presentation.
(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 125.
(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(5)	Interest expense on Trading account liabilities of Markets & Banking is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE (1) (2) (3)

	2007 vs. 2006			2006 vs. 2005
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$933	$670	$1,603	$487	$2,382	$2,869
In offices outside the U.S. (4)	3,698	1,783	5,481	1,910	3,376	5,286
Total	$4,631	$2,453	$7,084	$2,397	$5,758	$8,155
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$2,921	$(439)	$2,482	$1,023	$3,097	$4,120
In offices outside the U.S. (4)	2,822	276	3,098	1,398	75	1,473
Total	$5,743	$(163)	$5,580	$2,421	$3,172	$5,593
Trading account liabilities (5)
In U.S. offices	$231	$20	$251	$34	$313	$347
In offices outside the U.S. (4)	109	(39)	70	(3)	106	103
Total	$340	$(19)	$321	$31	$419	$450
Short-term borrowings
In U.S. offices	$1,804	$235	$2,039	$667	$1,474	$2,141
In offices outside the U.S. (4)	737	(221)	516	209	(283)	(74)
Total	$2,541	$14	$2,555	$876	$1,191	$2,067
Long-term debt
In U.S. offices	$3,868	$532	$4,400	$1,095	$2,745	$3,840
In offices outside the U.S. (4)	686	(38)	648	(303)	465	162
Total	$4,554	$494	$5,048	$792	$3,210	$4,002
Total interest expense	$17,809	$2,779	$20,588	$6,517	$13,750	$20,267
Net interest revenue	$6,891	$491	$7,382	$5,022	$(4,714)	$308

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is excluded from this presentation.
(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 125.
(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(5)	Interest expense on Trading account liabilities of Markets & Banking is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

Capital is generally generated via earnings from operating businesses. This is augmented through issuance of common stock, convertible preferred stock, preferred stock and subordinated debt, and equity issued as a result of employee benefit plans. Capital is used primarily to support asset growth in the Company’s businesses and is sufficient to absorb unexpected market, credit or operational losses. Excess capital is used to pay dividends to shareholders, fund acquisitions and repurchase stock.

Citigroup’s capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with the Company’s risk profile, all applicable regulatory standards and guidelines, and external rating agency considerations. The capital management process is centrally overseen by senior management and is reviewed at the entity and country level.

Senior management oversees the capital management process of Citigroup and its principal subsidiaries mainly through Citigroup’s Global Finance and Asset and Liability Committee (FinALCO). The Committee is comprised of the senior-most management of Citigroup for the purpose of engaging management in decision-making and related discussions with treasurers on capital and liquidity. The Committee’s responsibilities include: determining the financial structure of Citigroup and its principal subsidiaries; ensuring that Citigroup and its regulated entities are adequately capitalized; determining appropriate asset levels and return hurdles for Citigroup and individual businesses; reviewing the funding and capital markets plan for Citigroup; monitoring interest rate risk, corporate and bank liquidity, the impact of currency translation on non-U.S. earnings and capital; and reviewing and recommending for Board consideration share repurchase levels and dividends on preferred and common stock. The FinALCO has established capital targets for Citigroup and for significant subsidiaries. These targets exceed the regulatory standards.

Capital Ratios

Citigroup is subject to risk-based capital ratio guidelines issued by the FRB. Capital adequacy is measured via two risk-based ratios, Tier 1 and Total Capital (Tier 1 + Tier 2 Capital). Tier 1 Capital is considered core capital while Total Capital also includes other items such as subordinated debt and loan loss reserves. Both measures of capital are stated as a percent of risk-adjusted assets. Risk-adjusted assets are measured primarily on their perceived credit risk and include certain off-balance-sheet exposures, such as unfunded loan commitments and letters of credit and the notional amounts of derivative and foreign exchange contracts. Citigroup is also subject to the Leverage Ratio requirement, a non-risk-based asset ratio, which is defined as Tier 1 Capital as a percentage of adjusted average assets.

To be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, and a Leverage Ratio of at least 3%, and not be subject to an FRB directive to maintain higher capital levels.

As noted in the following table, Citigroup maintained a “well capitalized” position during both 2007 and 2006.

Citigroup Regulatory Capital Ratios (1)

At year end	2007	(3)	2006
Tier 1 Capital	7.12%		8.59%
Total Capital (Tier 1 and Tier 2)	10.70		11.65
Leverage (2)	4.03		5.16

(1)	The FRB granted interim capital relief for the impact of adopting SFAS 158.
(2)	Tier 1 Capital divided by adjusted average assets.
(3)	The impact of including Citigroup’s own credit rating in valuing derivatives and debt carried at fair value upon the adoption of SFAS 157 is excluded from Tier 1 Capital at December 31, 2007.

Components of Capital Under Regulatory Guidelines

In millions of dollars at year end	2007	2006
Tier 1 Capital
Common stockholders’ equity	$113,598	$118,783
Qualifying perpetual preferred stock	—	1,000
Qualifying mandatorily redeemable securities of subsidiary trusts	23,594	9,579
Minority interest	4,077	1,107
Less: Net unrealized gains on securities available-for-sale (1)	(471)	(943)
Less: Accumulated net losses on cash flow hedges, net of tax	3,163	61
Less: Pension liability adjustment, net of tax (2)	1,057	1,647
Less: Cumulative effect included in fair value of financial liabilities attributable to credit worthiness, net of tax (3)	(1,352)	—
Less: Restricted Core Capital Elements (4)	(1,364)	—
Less: Intangible assets:
Goodwill	(41,204)	(33,415)
Other disallowed intangible assets	(10,511)	(6,127)
Other	(1,361)	(793)
Total Tier 1 Capital	$89,226	$90,899
Tier 2 Capital
Allowance for credit losses (5)	$15,778	$10,034
Qualifying debt (6)	26,690	21,891
Unrealized marketable equity securities gains (1)	1,063	436
Restricted Core Capital Elements (4)	1,364	—
Total Tier 2 Capital	$44,895	$32,361
Total Capital (Tier 1 and Tier 2)	$134,121	$123,260
Risk-Adjusted Assets (7)	$1,253,321	$1,057,872

(1)	Tier 1 Capital excludes unrealized gains and losses on debt securities available-for-sale in accordance with regulatory risk-based capital guidelines. Institutions are required to deduct from Tier 1 Capital net unrealized holding gains on available-for-sale equity securities with readily determinable fair values, net of tax. The federal bank regulatory agencies permit institutions to include in Tier 2 Capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values, net of tax.
(2)	The FRB granted interim capital relief for the impact of adopting SFAS 158.
(3)	The impact of including Citigroup’s own credit rating in valuing derivatives and debt carried at fair value upon the adoption of SFAS 157 is excluded from Tier 1 Capital at December 31, 2007.
(4)	Represents the excess of allowable restricted core capital in Tier 1 Capital. Restricted core capital is limited to 25% of all core capital elements, net of goodwill.
(5)	Can include up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.
(6)	Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.
(7)	Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $91.3 billion for interest rate, commodity and equity derivative contracts and foreign-exchange contracts as of December 31, 2007, compared with $77.1 billion as of December 31, 2006. Market-risk-equivalent assets included in risk-adjusted assets amounted to $109.0 billion at December 31, 2007 and $40.1 billion at December 31, 2006, respectively. Risk-adjusted assets also include the effect of other off-balance-sheet exposures, such as unused loan commitments and letters of credit, and reflect deductions for certain intangible assets and any excess allowance for credit losses.

Common stockholders’ equity decreased approximately $5.2 billion to $113.6 billion, representing 5.2% of total assets as of December 31, 2007 from $118.8 billion and 6.3% at December 31, 2006.

Recently Announced Financial Actions to Enhance Citigroup’s Capital Base

During the fourth quarter of 2007 and January 2008, the Company raised approximately $30 billion (of which $11.8 billion closed by December 31, 2007) of qualifying Tier 1 Capital. These transactions included the issuance of convertible preferred and straight (non-convertible) preferred securities, equity units, and enhanced trust-preferred securities (TruPS). The Company also completed the acquisition of the remaining Nikko Cordial shares that it did not already own, by issuing 175 million Citigroup common shares (approximately $4.4 billion based on the exchange terms) in exchange for those Nikko Cordial shares.

Pro forma for the issuance of new securities referred to above (including the common shares issued in connection with the Nikko Cordial transaction), the Company’s December 31, 2007 Tier 1 Capital ratio would be approximately 8.8% and its Tangible Common Equity (TCE) as a percent of Risk Weighted Managed Assets (RWMA) ratio would be approximately 6.9%. These ratios compare to the reported Tier 1 Capital Ratio of 7.12% and TCE/RWMA of 5.6% at December 31, 2007. The pro forma ratios would exceed management’s stated targets for the Tier 1 Capital and the TCE/RWMA ratio of 7.5% and 6.5%, respectively.

Issuance of $12.5 Billion of Convertible Preferred Stock in a Private Offering

The private offering, which settled on January 23, 2008, included a $6.88 billion investment from the Government of Singapore Investment Corporation Pte Ltd as well as investments from Capital Research Global Investors; Capital World Investors; the Kuwait Investment Authority; the New Jersey Division of Investment; HRH Prince Alwaleed bin Talal bin Abdulaziz Alsaud; and Sanford I. Weill and The Weill Family Foundation.

The convertible preferred stock will pay, when and if declared by the Company’s Board of Directors, dividends in cash at a rate of 7% per annum, payable quarterly. The first dividend payment date was February 15, 2008. Each share of convertible preferred stock will be convertible at any time, at the option of the holder, into shares of common stock of the Company at a conversion price of $31.62 per share of common stock. The convertible preferred stock is perpetual and has no maturity date.

On or after February 15, 2013, the convertible preferred stock, at the option of the Company, will be convertible into the Company’s common stock at the conversion price, if the price of the Company’s common stock exceeds 130% of the conversion price. On or after February 15, 2015, the Company may redeem for cash the convertible preferred stock on any dividend payment date, subject to a capital replacement covenant for any redemption prior to February 15, 2020.

The conversion price is subject to reset in the case of certain equity and equity-linked issuances of Citigroup before January 23, 2009 with gross proceeds in excess of $5 billion with a reference price and/or conversion price that is lower than that of the convertible preferred stock. Under no circumstances will the conversion price be reset to less than $26.35 per share.

The investors in the private offering agreed not to sell, transfer or hedge the securities or their exposure to the underlying common stock of the Company for a period of six months following January 23, 2008. Each of the investors has agreed to cap its ownership of the voting securities of the Company at specific levels based on bank regulatory and foreign ownership provisions and other considerations. Each investor acted individually in making its investment; there has been no coordination or negotiation among these investors; and the investors have agreed not to act in concert with one another or others going forward. In addition, none of the investors will have any special governance rights or any role in the management of Citigroup, including no right to designate a member of the Citigroup Board of Directors, subject to the customary right of preferred stockholders to elect two members to the Board upon non-payment of dividends for six dividend periods.

Issuance of Approximately $3.2 Billion of Convertible Preferred Stock in a Public Offering

The Company issued approximately $3.2 billion of 6.5% Series T Non-Cumulative Convertible Preferred Stock. The primary offering settled on January 23, 2008 and the over-allotment shares settled on January 29, 2008.

The Series T Convertible Preferred Stock will pay, when and if declared by the Company’s Board of Directors, dividends in cash at a rate of 6.5% per annum, payable quarterly. The first dividend payment date was February 15, 2008.

Each share of the Series T Convertible Preferred Stock will be convertible at any time, at the option of the holder, into shares of common stock of the Company at a conversion price of $33.73 per share of common stock. The Series T Convertible Preferred Stock is perpetual and has no maturity date.

On or after February 15, 2013, the Series T Preferred Stock, at the option of the Company, will be convertible into the Company’s common stock at the conversion price, if the price of the Company’s common stock exceeds 130% of the conversion price. On or after February 15, 2015, the Company may redeem for cash the Series T Convertible Preferred Stock on any dividend payment date, subject to a capital replacement covenant for any redemption prior to February 15, 2020. Investors will have no right to vote in elections of directors, subject to the customary right of preferred stockholders to elect two members to the Board upon non-payment of dividends for six dividend periods.

Issuance of Approximately $3.7 Billion of Straight Preferred Stock in a Public Offering

The Company issued approximately $3.7 billion of Series AA 8.125% non-cumulative preferred stock, which settled on January 25, 2008. The Series AA preferred stock will pay, when and if declared by the Company’s Board of Directors, dividends in cash at a rate of 8.125% per annum, payable quarterly. The first dividend payment date was February 15, 2008. The Series AA preferred stock is perpetual and has no maturity date.

On or after February 15, 2018, the Company may redeem for cash the Series AA preferred stock on any dividend payment date, subject to a capital replacement covenant for any redemption prior to February 15, 2023.

Investors will have no right to vote in elections of directors, subject to the customary right of preferred stockholders to elect two members to the Board upon non-payment of dividends for six dividend periods.

Lowering the Company’s Quarterly Dividend to $0.32 Per Share

On January 14, 2008 the Board declared a quarterly dividend on the Company’s common stock of $0.32 per share, which was paid on February 22, 2008, to stockholders of record on February 4, 2008. This action would result in a reduction in the dividend level of approximately $4.4 billion from the previous year. This new dividend level will allow the Company to reinvest in growth opportunities and properly position the Company for both favorable and unfavorable economic conditions. Dividend levels are set and dividends are declared by the Board of Directors.

Continuing Sales of Non-Core Assets

During the fourth quarter, the Company sold an ownership interest in Nikko Cordial’s Simplex Investment Advisors. In addition, the Company is continuing to reduce its consumer-based holdings of mortgage-backed securities and other assets held in its Securities and Banking business.

Completion of the Acquisition of Nikko Cordial

On January 29, 2008, Citigroup completed the acquisition of the remaining Nikko Cordial shares that it did not already own, by issuing 175 million Citigroup common shares (approximately $4.4 billion based on the exchange terms) in exchange for those Nikko Cordial shares.

$7.5 Billion of Equity Units sold to the Abu Dhabi Investment Authority (ADIA) in a Private Offering

On December 3, 2007 the Company sold $7.5 billion of Equity Units in a private placement to the Abu Dhabi Investment Authority (ADIA).

The Equity Units consist of four series of trust preferred securities and four series of forward purchase contracts to acquire Citigroup common stock. Each Equity Unit will pay a fixed annual rate of 11%, payable quarterly, consisting of a payment on each series of trust preferred securities and a contract payment on the purchase contracts.

The common stock purchase contracts will settle on dates ranging from March 15, 2010 to September 15, 2011, subject to adjustment. Prior to the settlement of the purchase contracts, the trust preferred securities will be re-marketed to new investors on market terms. The proceeds of such re-marketings are expected to be used to settle the common stock purchase contracts. The trust preferred securities have no stated maturity, but will be redeemable between 2041 and 2042, subject to earlier redemption.

Each Equity Unit provides for the purchase of Citigroup common shares at a price per share that originally ranged from $31.83 per share to $37.24 per share. The maximum purchase price is subject to reset in the case of certain equity and equity-linked issuances of Citigroup in excess of $5 billion prior to December 3, 2008. After giving effect to Citigroup’s issuance in the private placements and the public offering of all the Convertible

Preferred Stock, if the applicable reset were effected currently, the maximum purchase price per share would be $32.05. The actual reset will be determined and effected within 90 days after December 3, 2008 and will be subject to further adjustment for additional issues of reset-causing equity or equity-linked securities before December 3, 2008.

ADIA may not transfer, sell or hedge the Equity Units or its exposure to the underlying common shares until at least December 3, 2009. After December 3, 2009 and until three years after the final stock settlement date, ADIA is subject to certain manner of sale restrictions with respect to its common shares. ADIA agreed that its aggregate ownership of Citigroup’s common shares, including those purchased pursuant to these Equity Units, will not exceed 4.9% of Citigroup’s total common shares then outstanding and that it will have no special rights of ownership or control and no role in the management or governance of Citigroup, including no right to designate a member of the Citigroup Board of Directors.

Issuance of Enhanced Trust Preferred Securities (TruPS) in Public Offerings

During the fourth quarter, the Company issued a total of $4.2875 billion of Enhanced TruPS. On December 21, 2007, the Company settled a $3.5 billion offering of Enhanced TruPS. These securities bear an 8.30% coupon. On November 27, 2007, the Company settled a $787.5 million offering of Enhanced TruPS. These securities bear a 7.875% coupon.

Common Equity

The table below summarizes the change in common stockholders’ equity:

In billions of dollars
Common Equity, December 31, 2006	$118.8
Adjustment to opening retained earnings balance, net of taxes (1)	(0.2)
Adjustment to opening Accumulated other comprehensive income (loss) balance, net of taxes (2)	0.1
Net income	3.6
Employee benefit plans and other activities	3.4
Dividends	(10.8)
Issuance of shares for Grupo Cuscatlan acquisition	0.8
Issuance of shares for ATD acquisition	0.6
Present value of stock purchase contract payments	(0.9)
Treasury stock acquired	(0.7)
Net change in Accumulated other comprehensive income (loss), net of tax	(1.1)
Common Equity, December 31, 2007	$113.6

(1)	The adjustment to the opening balance of Retained earnings represents the total of the after-tax gain (loss) amounts for the adoption of the following accounting pronouncements:
•	SFAS 157, for $75 million,
•	SFAS 159, for $(99) million,
•	FSP FAS No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2), for $(148) million, and
•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), for $(14) million.
See Notes 1 and 26 to the Consolidated Financial Statements on pages 111 and 167, respectively.
(2)	The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities as well as several miscellaneous items previously reported in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). These available-for-sale securities were reclassified to Retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Notes 1 and 26 to the Consolidated Financial Statements on pages 111 and 167, respectively, for further discussions.

The decrease in the common stockholders’ equity ratio during the twelve months ended December 31, 2007 reflected the above items and a 16% increase in total assets.

As of December 31, 2007, $6.7 billion remained under authorized repurchase programs after the repurchase of $0.7 billion and $7.0 billion in shares during 2007 and 2006, respectively. As a result of developments in the latter half of 2007, including CDO write-downs and recent acquisitions, it is anticipated that the Company will not resume its share repurchase program in the near future. For further details, see “Unregistered Sales of Equity Securities and Use of Proceeds” on page 199.

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

For further details, see Note 21 to the Consolidated Financial Statements on page 153.

The table below summarizes the Company’s repurchase activity:

In millions, except per share amounts	Total common shares repurchased	Dollar value of shares repurchased	Average price paid per share	Dollar value of remaining authorized repurchase program
First quarter 2007	12.1	$ 645	$53.37	$6,767
Second quarter 2007	0.1	8	51.42	6,759
Third quarter 2007	0.2	10	46.95	6,749
Fourth quarter 2007	—	—	—	6,749
Total – 2007	12.4	$ 663	$53.24	$6,749
Total – 2006	144.0	$7,000	$48.60	$7,412

Mandatorily Redeemable Securities of Subsidiary Trusts

Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, were $23.594 billion at December 31, 2007, as compared to $9.579 billion at December 31, 2006.

In 2007, Citigroup issued $7.500 billion, $3.500 billion, $0.788 billion, $1.225 billion, $1.004 billion, and $1.100 billion of Enhanced Trust Preferred Securities through Citigroup Capital XXIX-XXXII (ADIA), Citigroup Capital XXI, Citigroup Capital XX, Citigroup Capital XIX, Citigroup Capital XVIII, and Citigroup Capital XVII, respectively. On April 23, 2007, March 26, 2007, and March 18, 2007, Citigroup redeemed for cash all of the $22 million, $25 million, and $23 million Trust Preferred Securities of Adam Capital Trust II, Adam Statutory Trust II, and Adam Statutory Trust I, respectively, at the redemption price of $1,000 per preferred security plus any accrued distribution up to, but excluding, the date of redemption. On February 15, 2007, Citigroup redeemed for cash all of the $300 million Trust Preferred Securities of Citicorp Capital I, $450 million of Citicorp Capital II, and $400 million of Citigroup Capital II, at the redemption price of $1,000 per preferred security plus any accrued distribution up to, but excluding, the date of redemption. See Note 20 to the Consolidated Financial Statements on page 149 for details on these new issuances.

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

The FRB issued a final rule, with an effective date of April 11, 2005, which retains trust preferred securities in Tier 1 Capital of Bank Holding Companies (BHCs), but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other restricted core capital elements included in Tier 1 Capital of internationally active banking organizations, such as Citigroup, would be limited to 15% of total core capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 Capital, subject to restrictions. At December 31, 2007, Citigroup had approximately 21% against the limit. The Company expects to be within restricted core capital limits prior to the implementation date of March 31, 2009.

The FRB permits additional securities, such as the equity units sold to ADIA, to be included in Tier 1 Capital up to 25% (including the restricted core capital elements in the 15% limit) of total core capital elements, net of goodwill less any associated deferred tax liability. At December 31, 2007, Citigroup had approximately 26% against the limit. As a result, approximately $1.4 billion of equity units were included in Tier 2 Capital but will constitute Tier 1 Capital in the future as core capital levels grow.

The FRB granted interim capital relief for the impact of adopting SFAS 158 at December 31, 2007 and December 31, 2006.

The FRB and the FFIEC may propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. These may affect reported capital ratios and net risk-adjusted assets.

Capital Resources of Citigroup’s Depository Institutions

Bank Consolidation Project: During 2006, Citigroup undertook a bank consolidation project, as well as the reorganization of its U.S. mortgage banking business. CitiFinancial Credit Company (CCC), an indirect wholly owned subsidiary of Citigroup, transferred its ownership of Citicorp Trust Bank, fsb to Citigroup. Citibank, N.A. transferred its investment in Citibank (South Dakota), N.A. (the Company’s primary banking entity responsible for U.S. credit card activities) to Citigroup. In addition, a majority of the Company’s U.S. consumer mortgage lending activity was consolidated within Citibank, N.A. as Citibank (West), FSB, Citibank Texas, N.A., Citibank, FSB and Citibank Delaware were merged into Citibank, N.A. As a result, Citigroup reduced its overall number of U.S.-insured depository institutions from 12 to five.

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

At December 31, 2007, all of Citigroup’s subsidiary depository institutions were “well capitalized” under the federal regulatory agencies’ definitions, including Citigroup’s primary depository institution, Citibank, N.A., as noted in the following table:

Citibank, N.A. Regulatory Capital Ratios (1)

At year end	2007	(2)	2006
Tier 1 Capital	8.98%		8.32%
Total Capital (Tier 1 and Tier 2)	13.33		12.39
Leverage (3)	6.65		6.09

(1)	The U.S. Banking Agencies granted interim capital relief for the impact of adopting SFAS 158.
(2)	The impact of including Citigroup’s own credit rating in determining the fair value of derivatives and issued debt carried at fair value upon the adoption of SFAS 157 is excluded from Tier 1 Capital at December 31, 2007.
(3)	Tier 1 Capital divided by adjusted average assets.

Citibank, N.A. Components of Capital Under Regulatory Guidelines (1)

In billions of dollars at year end	2007	(2)	2006
Tier 1 Capital	$82.0		$59.9
Total Capital (Tier 1 and Tier 2)	121.6		89.1

(1)	The U.S. Banking Agencies granted interim capital relief for the impact of adopting SFAS 158.
(2)	The impact of including Citigroup’s own credit rating in determining the fair value of derivatives and issued debt carried at fair value upon the adoption of SFAS 157 is excluded from Tier 1 Capital at December 31, 2007.

Citibank, N.A. had net income for 2007 amounting to $2.3 billion. During 2007, Citibank, N.A. received contributions from its parent company of $25.3 billion.

During 2007, Citibank, N.A. issued an additional $5.2 billion of subordinated notes to Citicorp Holdings Inc. that qualify for inclusion in Citibank, N.A.’s Tier 2 Capital. Total subordinated notes issued to Citicorp Holdings Inc. that were outstanding at December 31, 2007 and December 31, 2006, and included in Citibank, N.A.’s Tier 2 Capital, amounted to $28.2 billion and $23.0 billion, respectively.

Broker-Dealer Subsidiaries

The Company’s broker-dealer subsidiaries–including Citigroup Global Markets Inc. (CGMI), an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI)–are subject to various securities and commodities regulations and capital adequacy requirements of the regulatory and exchange authorities of the countries in which they operate. The Company’s U.S.-registered broker-dealer subsidiaries, including CGMI, are subject to the Securities and Exchange Commission’s Net Capital Rule, Rule 15c3-1 (the Net Capital Rule) under the Exchange Act.

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

CGMI computes net capital in accordance with the provisions of Appendix E of the Net Capital Rule. This methodology allows CGMI to compute market risk capital charges using internal value-at-risk models. Under Appendix E, CGMI is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million. The firm is also required to notify the SEC in the event that its tentative net capital is less than $5 billion.

Compliance with the Net Capital Rule could limit those operations of CGMI that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also restrict CGMHI’s ability to withdraw capital from its broker-dealer subsidiaries, which in turn could limit CGMHI’s ability to pay dividends and make payments on its debt.

At December 31, 2007, CGMI had net capital, computed in accordance with the Net Capital Rule, of $5.4 billion, which exceeded the minimum requirement by $4.6 billion.

In addition, certain of the Company’s broker-dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. The Company’s broker-dealer subsidiaries were in compliance with their capital requirements at December 31, 2007. See further discussions on “Capital Requirements” on page 194.

Regulatory Capital Standards Developments

Citigroup supports the move to a new set of risk-based regulatory capital standards, published on June 26, 2004 (and subsequently amended in November 2005) by the Basel Committee on Banking Supervision, consisting of central banks and bank supervisors from 13 countries. The international version of the Basel II framework will allow Citigroup to leverage internal risk models used to measure credit, operational, and market risk exposures to drive regulatory capital calculations.

On December 7, 2007, the U.S. banking regulators published the rules for large banks to comply with Basel II in the U.S. These rules require Citigroup, as a large and internationally active bank, to comply with the most advanced Basel II approaches for calculating credit and operational risk capital requirements. The U.S. implementation timetable consists of a parallel calculation period under the current regulatory capital regime (Basel I) and Basel II, starting any time between April 1, 2008, and April 1, 2010 followed by a three-year transition period, typically starting 12 months after the beginning of parallel reporting. The U.S. regulators have reserved the right to change how Basel II is applied in the U.S. following a review at the end of the second year of the transitional period, and to retain the existing prompt corrective action and leverage capital requirements applicable to banking organizations in the U.S. The Company is currently reviewing its timetable for adoption.

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

During the third and fourth quarters of 2007 the Company took a series of actions to reduce potential funding risks related to short-term market dislocations. The amount of commercial paper outstanding was reduced and the weighted-average maturity was extended, the Parent Company liquidity portfolio (a portfolio of cash and highly liquid securities) and broker-dealer “cash box” (unencumbered cash deposits) were increased substantially, and the amount of unsecured overnight bank borrowings was reduced. As of December 31, 2007, the Parent Company liquidity portfolio and broker-dealer “cash box” totaled $24.2 billion as compared with $11.4 billion at June 30, 2007.

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

As of December 31, 2007, Citigroup’s subsidiary depository institutions could declare dividends to their parent companies, without regulatory approval, of approximately $13.4 billion. In determining the dividends, each depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that, as of December 31, 2007, its subsidiary depository institutions could distribute dividends to Citigroup of the entire $13.4 billion.

Non-Banking Subsidiaries

Citigroup also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on dividends. However, as discussed in “Capital Resources and Liquidity” on page 75, the ability of CGMHI to declare dividends can be restricted by capital considerations of its broker-dealer subsidiaries.

During 2008, it is not anticipated that any restrictions on the subsidiaries’ dividending capability will restrict Citigroup’s ability to meet its obligations as and when they become due.

Sources of Liquidity

Primary sources of liquidity for Citigroup and its principal subsidiaries include:

•	deposits;
•	collateralized financing transactions;
•	senior and subordinated debt;
•	commercial paper;
•	trust preferred and preferred securities; and
•	purchased/wholesale funds.

Citigroup and its principal subsidiaries also generate funds through securitizing financial assets, including credit card receivables and single-family or multi-family residences. See Note 23 to the Consolidated Financial Statements on page 156 for additional information about securitization activities. Finally, Citigroup’s net earnings provide a significant source of funding to the corporation.

Citigroup’s funding sources are well diversified across funding types and geography, a benefit of the strength of the global franchise. Funding for the parent and its major operating subsidiaries includes a large geographically diverse retail and corporate deposit base of $826.2 billion. A significant portion of these deposits has been, and is expected to be, long-term and stable and is considered core. There are qualitative as well as quantitative assessments that determine the Company’s calculation of core deposits. The first step in this process is a qualitative assessment of the deposits. For example, as a result of the Company’s qualitative analysis certain deposits with wholesale funding characteristics are excluded from consideration as core. Deposits that qualify under the Company’s qualitative assessments are then subjected to quantitative analysis.

Citigroup and its subsidiaries have a significant presence in the global capital markets. The Company’s capital markets funding activities are primarily undertaken by two legal entities: (i) Citigroup Inc., which issues long-term debt, medium-term notes, trust preferred securities, and preferred and common stock; and (ii) Citigroup Funding Inc. (CFI), a first-tier subsidiary of Citigroup, which issues commercial paper, medium-term notes and structured equity-linked and credit-linked notes, all of which are guaranteed by Citigroup. Other significant elements of long-term debt in the Consolidated Balance Sheet include collateralized advances from the Federal Home Loan Bank system, long-term debt related to the consolidation of CAI’s Structured Investment Vehicles, asset-backed outstandings, and certain borrowings of foreign subsidiaries.

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

Citigroup’s borrowings are diversified by geography, investor, instrument and currency. Decisions regarding the ultimate currency and interest rate profile of liquidity generated through these borrowings can be separated from the actual issuance through the use of derivative instruments.

At December 31, 2007, long-term debt and commercial paper outstanding for Citigroup Parent Company, CGMHI, Citigroup Funding Inc. and Citigroup’s Subsidiaries were as follows:

In billions of dollars	Citigroup parent company	CGMHI	(2)	Citigroup Funding Inc.	(2)	Other Citigroup subsidiaries
Long-term debt	$171.6	$31.4		$36.4		$187.7	(1)
Commercial paper	$ —	$ —		$34.9		$ 2.4

(1)	At December 31, 2007, approximately $86.9 billion relates to collateralized advances from the Federal Home Loan Bank and $45.9 billion related to the consolidation of the CAI Structured Investment Vehicles.
(2)	Citigroup Inc. guarantees all of CFI’s debt and CGMHI’s publicly issued securities.

See Note 20 to the Consolidated Financial Statements on page 149 for further detail on long-term debt and commercial paper outstanding.

Citigroup’s ability to access the capital markets and other sources of wholesale funds, as well as the cost of these funds, is highly dependent on its credit ratings. The table below indicates the current ratings for Citigroup.

On January 15, 2008, Standard & Poor’s lowered Citigroup Inc.’s senior debt rating to “AA-” from “AA” and Citibank, N.A.’s long-term rating to “AA” from “AA+”. Standard & Poor’s changed the outlook on the ratings to “negative” and removed the “CreditWatch with negative implications” designation. On December 13, 2007, Moody’s Investors Service lowered Citigroup Inc.’s senior debt rating to “Aa3” from “Aa2” and Citibank, N.A.’s long-term rating to “Aa1” from “Aaa”. Moody’s also changed the outlook on these ratings to “stable” from “negative”. On November 5, 2007, Moody’s Investors Service downgraded the senior debt rating of Citigroup Inc. to “Aa2” from “Aa1” and changed the ratings outlook to “negative” from “stable”. On November 4, 2007, Standard & Poor’s placed the senior debt rating of Citigroup Inc. and the long-term issuer rating of Citibank, N.A. on “CreditWatch with negative implications”. Also on November 4, 2007, Fitch Ratings downgraded the long-term debt rating of Citigroup Inc. and the long-term issuer rating of Citibank, N.A. to “AA” from “AA+” and changed the ratings outlook on both entities to “negative”.

As a result of the Citigroup guarantee, changes in ratings for Citigroup Funding Inc. are the same as those of Citigroup Inc. noted above.

Citigroup’s Debt Ratings as of December 31, 2007

	Citigroup Inc.		Citigroup Funding Inc.		Citibank, N.A.
	Senior debt	Commercial paper	Senior debt	Commercial paper	Long- term	Short- term
Fitch Ratings	AA	F1+	AA	F1+	AA	F1+
Moody’s Investors Service	Aa3	P-1	Aa3	P-1	Aa1	P-1
Standard & Poor’s	AA-	A-1+	AA-	A-1+	AA	A-1+

Some of Citigroup’s nonbank subsidiaries, including CGMHI, have credit facilities with Citigroup’s subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act. There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or obtain credit from Citigroup’s subsidiary depository institutions or engage in certain other transactions with them. In general, these restrictions require that transactions be on arm’s-length terms and be secured by designated amounts of specified collateral. See Note 20 to the Consolidated Financial Statements on page 149.

LIQUIDITY

Overview

Citigroup’s liquidity management is structured to optimize the free flow of funds through the Company’s legal and regulatory structure. Principal constraints relate to legal and regulatory limitations, sovereign risk and tax considerations. Consistent with these constraints and the consolidated funding activities described in the “Funding” section beginning on page 80, Citigroup’s primary objectives for liquidity management are established by entity and in aggregate across three main operating entities as follows:

•	Holding Company (Parent)
•	Broker-Dealer (CGMHI)
•	Bank Entities

Within this construct there is a funding framework for the Company’s activities. The primary benchmark for the Parent and Broker-Dealer is that on a combined basis Citigroup maintains sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without accessing the unsecured markets. The resulting “short-term ratio” is monitored on a daily basis. The short-term ratio consists of the following significant components:

Liquidity Sources

•	Cash and Liquid Securities Portfolio

The Company maintains cash and a portfolio of highly liquid/highly rated securities that could be sold or financed on a secured basis. The cash balances are available for same-day settlement.

•	Unencumbered Securities of the Broker-Dealer

CGMHI has unencumbered securities that are available for sale or can be financed on a secured basis. The liquidity assumptions are reviewed periodically to assess liquidation horizons and required margins in line with market conditions.

•	23A Capacity

As discussed further in the “Funding” section beginning on page 80, some of Citigroup’s nonbank subsidiaries, including CGMHI, have credit facilities with Citigroup’s subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

•	Securitization Capacity

Citigroup’s Parent Company balance sheet includes a substantial amount of consumer finance assets, including auto receivables and personal loans. The company maintains active securitization programs and reviews the securitization capacity and underlying documentation for these assets on a regular basis. Conditions in the securitization markets have been difficult in recent months.

Liquidity Obligations

•	Commercial Paper

Maturing commercial paper issued by Citigroup Funding Inc. See Note 20 to the Consolidated Financial Statements on page 149 for further information.

•	LT Debt Maturing Within 12 Months

This includes debt maturing within the next 12 months of Citigroup Inc., Citigroup Funding Inc. and CGMHI.

•	Guaranteed Money Market Notes

Represents a portion of notes issued through our Private Bank via a non-bank subsidiary that is an element of Parent Company funding.

•	Maturing Bank Loans

As further described in Note 20 to the Consolidated Financial Statements on page 149, CGMHI has a series of committed and uncommitted third-party bank facilities that it uses in the ordinary course of business.

•	Other

At December 31, 2007, this category included miscellaneous payables and potential payments under structured notes and letters of credit.

In addition, a series of funding and risk management benchmarks and monitoring tools are established for the Parent, Broker-Dealer and Bank entities, as further described in the sections below.

Management of Liquidity

Management of liquidity at Citigroup is the responsibility of the Treasurer. A uniform liquidity risk management policy exists for Citigroup and its major operating subsidiaries. Under this policy, there is a single set of standards for the measurement of liquidity risk in order to ensure consistency across businesses, stability in methodologies and transparency of risk. Management of liquidity at each operating subsidiary and/or country is performed on a daily basis and is monitored by Corporate Treasury and independent risk management.

The basis of Citigroup’s liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. As discussed in “Capital Resources and Liquidity” on page 75, Citigroup’s FinALCO undertakes this oversight responsibility along with the Treasurer. One of the objectives of the FinALCO is to monitor and review the overall liquidity and balance sheet positions of Citigroup and its principal subsidiaries. Similarly, Asset and Liability Committees are also established for each country and/or major line of business.

Monitoring Liquidity

Each principal operating subsidiary and/or country must prepare an annual funding and liquidity plan for review by the Treasurer and approval by independent risk management. The funding and liquidity plan includes analysis of the balance sheet, as well as the economic and business conditions impacting the liquidity of the major operating subsidiary and/or country. As part of the funding and liquidity plan, liquidity limits, liquidity ratios, market triggers, and assumptions for periodic stress tests are established and approved. At a minimum, these parameters are reviewed on an annual basis.

Liquidity Limits

Liquidity limits establish boundaries for market access in business-as-usual conditions and are monitored against the liquidity position on a daily basis. These limits are established based on the size of the balance sheet, depth of the market, experience level of local management, stability of the liabilities, and liquidity of the assets. Finally, the limits are subject to the evaluation of the entities’ stress test results. Generally, limits are established such that in stress scenarios, entities are self-funded or net providers of liquidity. Thus the risk tolerance of the liquidity position is limited based on the capacity to cover the position in a stressed environment. These limits are the key daily risk management tool for the Parent and Bank entities.

Liquidity Ratios

A series of standard corporate-wide liquidity ratios has been established to monitor the structural elements of Citigroup’s liquidity. As discussed above, for the Parent and CGMHI, ratios are established for liquid assets against short-term obligations. For Bank entities, key liquidity ratios include cash capital (defined as core deposits, long-term debt, and capital compared with illiquid assets), liquid assets against liquidity gaps, core deposits to loans, and deposits to loans. Several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. Triggers for management discussion, which may result in other actions, have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

For CGMHI and Bank entities, one of the key structural liquidity measures is the cash capital ratio. Cash capital is a broader measure of the ability to fund the structurally illiquid portion of the Company’s balance sheet than traditional measures such as deposits to loans or core deposits to loans. The ratio measures the ability to fund illiquid assets with structurally long-term funding over a one-year time horizon. At December 31, 2007, both CGMHI and the aggregate Bank entities had an excess of structural long-term funding as compared with their illiquid assets.

Market Triggers

Market triggers are internal or external market or economic factors that may imply a change to market liquidity or Citigroup’s access to the markets. Citigroup market triggers are monitored on a weekly basis by the Treasurer and the Head of Risk Oversight and are discussed in the FinALCO. Appropriate market triggers are also established and monitored for each major operating subsidiary and/or country as part of the funding and liquidity plans. Local triggers are reviewed with the local country or business ALCO and independent risk management.

Stress Testing

Simulated liquidity stress testing is periodically performed for each major operating subsidiary and/or country. A variety of firm-specific and market-related scenarios are used at the consolidated level and in individual countries. These scenarios include assumptions about significant changes in key funding sources, credit ratings, contingent uses of funding, and political and economic conditions in certain countries. The results of stress tests of individual countries and operating subsidiaries are reviewed to ensure that each individual major operating subsidiary or country is either self-funded or a net provider of liquidity. In addition, a Contingency Funding Plan is prepared on a periodic basis for Citigroup. The plan includes detailed policies, procedures, roles and responsibilities, and the results of corporate stress tests. The product of these stress tests is a series of alternatives that can be used by the Treasurer in a liquidity event.

CGMHI monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, CGMHI attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis in the event that its access to uncollateralized financing is temporarily impaired. This is documented in CGMHI’s contingency funding plan. This plan is reviewed periodically to keep the funding options current and in line with market conditions. The management of this plan includes an analysis used to determine CGMHI’s ability to withstand varying levels of stress, including rating downgrades, which could impact its liquidation horizons and required margins. CGMHI maintains liquidity reserves of cash and available loan value of unencumbered securities in excess of its outstanding short-term uncollateralized liabilities. This is monitored on a daily basis. CGMHI also ensures that long-term illiquid assets are funded with long-term liabilities.

Contractual Obligations

The following table includes aggregated information about Citigroup’s contractual obligations that impact its short- and long-term liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation. It includes the maturity profile of the Company’s consolidated long-term debt, operating leases and other long-term liabilities. The Company’s capital lease obligations are included within purchase obligations in the table.

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

Other liabilities reflected on the Company’s Consolidated Balance Sheet include obligations for goods and services that have already been received, litigation settlements, uncertain tax positions, as well as other long-term liabilities that have been incurred and will ultimately be paid in cash. Excluded from the following table are obligations that are generally short-term in nature, including deposit liabilities and securities sold under agreements to repurchase. The table also excludes certain insurance and investment contracts subject to mortality and morbidity risks or without defined maturities, such that the timing of payments and withdrawals is uncertain. The liabilities related to these insurance and investment contracts are included on the Consolidated Balance Sheet as Insurance Policy and Claims Reserves, Contractholder Funds, and Separate and Variable Accounts.

Citigroup’s funding policy for pension plans is generally to fund to the minimum amounts required by the applicable laws and regulations. At December 31, 2007, there were no minimum required contributions, and no contributions are currently planned for the U.S. pension plans. Accordingly, no amounts have been included in the table below for future contributions to the U.S. pension plans. For the non-U.S. plans, discretionary contributions in 2008 are anticipated to be approximately $154 million and this amount has been included within purchase obligations in the table below. The estimated pension plan contributions are subject to change, since contribution decisions are affected by various factors, such as market performance, regulatory and legal requirements, and management’s ability to change funding policy. For additional information regarding the Company’s retirement benefit obligations, see Note 9 to the Consolidated Financial Statements on page 132.

	Contractual obligations by year
In millions of dollars at year end	2008	2009	2010	2011	2012	Thereafter
Long-term debt obligations (1)	$100,669	$90,490	$37,342	$34,402	$28,031	$136,178
Operating lease obligations	1,579	1,434	1,253	1,075	964	4,415
Purchase obligations	5,308	981	645	578	365	1,139
Business acquisitions	5,353	—	493	—	—	—
Other liabilities reflected on the Company’s Consolidated Balance Sheet (2)	51,012	360	180	133	133	4,155
Total	$163,921	$93,265	$39,913	$36,188	$29,493	$145,887

(1)	For additional information about long-term debt and trust preferred securities, see Note 20 to the Consolidated Financial Statements on page 149.
(2)	Relates primarily to accounts payable and accrued expenses included within Other Liabilities in the Company’s Consolidated Balance Sheet. Also included are various litigation settlements.

OFF-BALANCE-SHEET ARRANGEMENTS

Overview

Citigroup and its subsidiaries are involved with several types of off-balance-sheet arrangements, including special purpose entities (SPEs), lines and letters of credit and loan commitments.

Uses of SPEs

An SPE is an entity in the form of a trust or other legal vehicle designed to fulfill a specific limited need of the company that organized it.

The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup’s financial assets, to assist clients in securitizing their financial assets, and to create investment products for clients. SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuing debt and equity instruments, certificates, commercial paper, and other notes of indebtedness, which are recorded on the balance sheet of the SPE and not reflected on the transferring company’s balance sheet, assuming applicable accounting requirements are satisfied. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or overcollateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit, liquidity put option or asset purchase agreement. The SPE can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors, or to limit or change the credit risk of the SPE. Citigroup may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts.

SPEs may be Qualifying SPEs (QSPEs) or Variable Interest Entities (VIEs) or neither.

Qualifying SPEs

QSPEs are a special class of SPEs defined in FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). These SPEs have significant limitations on the types of assets and derivative instruments they may own and the types and extent of activities and decision-making they may engage in. Generally, QSPEs are passive entities designed to purchase assets and pass through the cash flows from those assets to the investors in the QSPE. QSPEs may not actively manage their assets through discretionary sales and are generally limited to making decisions inherent in servicing activities and issuance of liabilities. QSPEs are generally exempt from consolidation by the transferor of assets to the QSPE and any investor or counterparty.

Variable Interest Entities

VIEs are entities defined in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (FIN 46-R), and are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights, right to receive the expected residual returns of the entity, and obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests, or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity. The variable interest holder, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, is deemed to be the primary beneficiary and must consolidate the VIE. Consolidation under FIN 46-R is based on expected losses and residual returns, which consider various scenarios on a probability-weighted basis. Consolidation of a VIE is, therefore, determined based primarily on variability generated in scenarios that are considered most likely to occur, rather than based on scenarios that are considered more remote. Certain variable interests may absorb significant amounts of losses or residual returns contractually, but if those scenarios are considered very unlikely to occur, they may not lead to consolidation of the VIE.

All of these facts and circumstances are taken into consideration when determining whether the Company has variable interests that would deem it the primary beneficiary and, therefore, require consolidation of the related VIE or otherwise rise to the level where disclosure would provide useful information to the users of the Company’s financial statements. In some cases, it is qualitatively clear based on the extent of the Company’s involvement or the seniority of its investments that the Company is not the primary beneficiary of the VIE. In other cases, a more detailed and quantitative analysis is required to make such a determination.

The Company generally considers the following types of involvement to be significant:

•

Assisting in the structuring of a transaction and retaining any amount of debt financing (e.g., loans, notes, bonds, or other debt instruments) or an equity investment (e.g., common shares, partnership interests, or warrants);

•	Writing a “liquidity put” or other liquidity facility to support the issuance of short-term notes;
•	Writing credit protection (e.g., guarantees, letters of credit, credit default swaps or total return swaps where the Company receives the total return or risk on the assets held by the VIE); or
•	Certain transactions where the Company is the investment manager and receives variable fees for services.

As of December 31, 2007, the Company’s definition of “significant” involvement generally includes all variable interests held by the Company, even those where the likelihood of loss or the notional amount of exposure to any single legal entity is small. The Company has conformed the 2006 disclosure data presented to be consistent with this interpretation. Prior to December 2007, certain interests were deemed insignificant due to the substantial credit enhancement or subordination protecting the Company’s interest in the VIE (for example, in certain asset-based financing transactions) or due to the insignificance of the amount of the Company’s interest compared to the total assets of the VIE (for example, in certain commercial paper conduits administered by third parties). Involvement with a VIE as described above, regardless of the seniority or perceived risk of the Company’s involvement, is now included as significant. The Company believes that this more expansive interpretation of “significant” provides more meaningful and consistent information regarding its involvement in various VIE structures and provides more data for an independent assessment of the potential risks of the Company’s involvement in various VIEs and asset classes. The Company has conformed the 2006 disclosure data presented to be consistent with this interpretation.

In various other transactions the Company may act as a derivative counterparty (for example, interest rate swap, cross-currency swap, or purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE); may act as underwriter or placement agent; may provide administrative, trustee, or other services; or may make a market in debt securities or other instruments issued by VIEs. The Company generally considers such involvement, by itself, “not significant” under FIN 46-R.

Citigroup’s involvement with SPEs that are QSPEs and VIEs that are consolidated by the Company or that are deemed significant as of December 31, 2007 and 2006 is presented below:

	December 31, 2007
In millions of dollars of SPE assets	Total involvement with SPEs	QSPEs	Consolidated VIEs	Significant unconsolidated VIEs(1)
Global Consumer
Credit card securitizations	$125,351	$125,109	$242	$—
Mortgage loan securitizations	516,865	516,802	63	—
Investment funds	886	—	276	610
Leasing	35	—	35	—
Other	16,267	14,882	1,385	—
Total	$659,404	$656,793	$2,001	$610
Markets & Banking
Citi-administered asset-backed commercial paper conduits (ABCP)	$72,558	$—	$—	$72,558
Third-party commercial paper conduits	27,021	—	—	27,021
Collateralized debt obligations (CDOs)	74,106	—	22,312	51,794
Collateralized loan obligations (CLOs)	23,227	—	1,353	21,874
Mortgage loan securitizations	84,093	84,093	—	—
Asset-based financing	96,072	—	4,468	91,604
Municipal securities tender option bond trusts (TOBs)	50,129	10,556	17,003	22,570
Municipal investments	13,715	—	53	13,662
Client intermediation	12,383	—	2,790	9,593
Other	37,466	14,526	12,642	10,298
Total	$490,770	$109,175	$60,621	$320,974
Global Wealth Management
Investment Funds	$642	$—	$590	$52
Alternative Investments
Structured investment vehicles	$58,543	$—	$58,543	$—
Investment funds	10,979	—	45	10,934
Total	$69,522	$—	$58,588	$10,934
Corporate/Other
Trust preferred securities	$23,756	$—	$—	$23,756
Citigroup Total	$1,244,094	$765,968	$121,800	$356,326
(1)	A significant unconsolidated VIE is an entity where the Company has any variable interest, considered to be significant as discussed above, regardless of the likelihood of loss, or the notional amount of exposure.

	December 31, 2006
In millions of dollars of SPE assets	Total involvement with SPEs	QSPEs	Consolidated VIEs	Significant unconsolidated VIEs(1)
Global Consumer
Credit card securitizations	$112,293	$111,766	$527	$—
Mortgage loan securitizations	334,719	333,804	915	—
Leasing	53	—	53	—
Other	14,925	12,538	1,961	426
Total	$461,990	$458,108	$3,456	$426
Markets & Banking
Citi-administered asset-backed commercial paper conduits (ABCP)	$62,802	$—	$—	$62,802
Third-party commercial paper conduits	37,003	—	—	37,003
Collateralized debt obligations (CDOs)	60,475	—	—	60,475
Collateralized loan obligations (CLOs)	18,625	—	1,297	17,328
Mortgage loan securitizations	69,449	69,449	—	—
Asset-based financing	63,746	—	4,171	59,575
Municipal securities tender option bond trusts (TOBs)	32,259	—	17,313	14,946
Municipal investments	9,808	—	161	9,647
Client intermediation	1,839	—	1,044	795
Other	28,508	13,600	13,885	1,023
Total	$384,514	$83,049	$37,871	$263,594
Global Wealth Management
Investment funds	$1,259	$—	$513	$746
Alternative Investments
Structured investment vehicles	$79,847	$—	$—	$79,847
Investment funds	34,151	—	211	33,940
Total	$113,998	$—	$211	$113,787
Corporate/Other
Trust preferred securities	$9,775	$—	$—	$9,775
Citigroup Total(2)	$971,536	$541,157	$42,051	$388,328
(1)	A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant as discussed on page 86, regardless of the likelihood of loss, or the notional amount of exposure.
(2)	The December 31, 2006 totals have been reclassified to conform to the Company’s current definition of significant involvement.

These tables do not include:

•	Certain venture capital investments made by some of the Company’s private equity subsidiaries as the Company accounts for these investments in accordance with the Investment Company Audit Guide.
•	Certain limited partnerships where the Company is the general partner and the limited partners have the right to replace the general partner or liquidate the funds.
•

Certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services.

•

VIEs structured by third parties where the Company holds securities in trading inventory. These investments are made on arm’s-length terms, are typically held for relatively short periods of time and are not considered to represent significant involvement in the VIE.

•

VIE structures in which the Company transferred assets to the VIE that did not qualify as a sale, and where the Company did not have any other involvement that is deemed to be a variable interest with the VIE that was deemed significant. These transfers are accounted for as secured borrowings by the Company.

Primary Uses of SPEs by Consumer

Securitization of Credit Card Receivables

Credit card receivables are securitized through trusts, which are established to purchase the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. The Company relies on securitizations to fund a significant portion of its managed U.S. Cards business, which includes both on-balance-sheet and securitized receivables.

The following table reflects amounts related to the Company’s securitized credit card receivables at December 31:

In billions of dollars	2007	2006
Principal amount of credit card receivables in trusts	$125.1	$112.4
Ownership interests in principal amount of trust credit card receivables:
Sold to investors via trust-issued securities	102.3	93.1
Retained by Citigroup as trust-issued securities	4.5	5.1
Retained by Citigroup via non-certificated interests recorded as consumer loans	18.3	14.2
Total ownership interests in principal amount of trust credit card receivables	$125.1	$112.4
Other amounts recorded on the balance sheet related to interests retained in the trusts:
Amounts receivable from trusts	$4.4	$4.5
Amounts payable to trusts	1.6	1.7
Residual interest retained in trust cash flows	2.7	2.5

The Company recorded net gains from securitization of credit card receivables of $1,267 million, $1,084 million and $1,168 million during 2007, 2006 and 2005, respectively. Net gains reflect the following:

•	incremental gains from new securitizations
•	the reversal of the allowance for loan losses associated with receivables sold
•	net gains on replenishments of the trust assets offset by other-than-temporary impairments
•	mark-to-market changes for the portion of the residual interest classified as trading assets

Securitization of Originated Mortgage and Other Consumer Loans

The Company’s Consumer business provides a wide range of mortgage and other consumer loan products to its customers. Once originated, the Company often securitizes these loans (primarily mortgage and student loans). In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company’s credit exposure to the borrowers.

The Company’s mortgage and student loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. However, the Company’s Consumer business generally retains the servicing rights as a residual interest in future cash flows from the trusts.

The Company recognized gains related to the securitization of these mortgage and other consumer loan products of $423 million, $384 million, and $324 million in 2007, 2006 and 2005, respectively.

Subprime Loan Modification Framework

In the 2007 fourth quarter, the American Securitization Forum (ASF) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (the ASF Framework) with the support of the U.S. Department of the Treasury. The purpose of this guidance is to provide evaluation procedures and prevent losses on securitized subprime residential mortgages that originated between January 1, 2005 and July 31, 2007 and that have an initial interest rate reset between January 1, 2008 and July 31, 2010. The framework segments securitized loans based on various factors, including the ability of the borrower to meet the initial terms of the loan and obtain refinancing. For certain eligible loans in the scope of the ASF Framework, a fast-track loan modification plan may be applied, under which the loan interest rate will be frozen at the introductory rate for a period of five years following the upcoming reset date. To qualify for fast-track modification, a loan must: currently be no more than 30 days delinquent and no more than 60 days delinquent in the past 12 months; have a loan-to-value ratio greater than 97%; be ineligible for FHA Secure; be subject to payment increases greater than 10% upon reset; and be for the primary residence of the borrower.

As of December 31, 2007, the Company’s Securities and Banking business has securitized and placed in QSPEs approximately $12.2 billion in loans that fall within the scope of the ASF Framework, of which it provides servicing for approximately $1.8 billion. The Office of the Chief Accountant of the SEC has issued a letter regarding the ASF Framework indicating that loan modifications in accordance with the ASF framework will not impact the accounting for the QSPEs, because it would be reasonable to conclude that defaults on such loans are “reasonably foreseeable” in the absence of any modification.

As of December 31, 2007 the Company’s Global Consumer business has not securitized any mortgage loans that fall within the scope of the ASF Framework.

Primary Uses of SPEs by Markets & Banking

Citi-administered Asset-backed Commercial Paper Conduits

The Company is active in the asset-backed commercial paper conduit business as administrator of several multi-seller commercial paper conduits, and also as a service provider to single-seller and other commercial paper conduits sponsored by third parties.

The multi-seller commercial paper conduits are designed to provide the Company’s customers access to low-cost funding in the commercial paper markets. The conduits purchase assets from or provide financing facilities to customers and are funded by issuing commercial paper to third-party investors. The conduits generally do not purchase assets originated by the Company. The funding of the conduit is facilitated by the liquidity support and credit enhancements provided by the Company and by certain third parties. As administrator to the conduits, the Company is responsible for selecting and structuring of assets purchased or financed by the conduits, making decisions regarding the funding of the conduits, including determining the tenor and other features of the commercial paper issued, monitoring the quality and performance of the conduits’ assets, and facilitating the operations and cash flows of the conduits. In return, the

Company earns structuring fees from clients for individual transactions and earns an administration fee from the conduit, which is equal to the income from client program and liquidity fees of the conduit after payment of interest costs and other fees. This administration fee is fairly stable, since most risks and rewards of the underlying assets are passed back to the customers and, once the asset pricing is negotiated, most ongoing income, costs and fees are relatively stable as a percentage of the conduit’s size.

The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing on interest rate risk back to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party seller, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. Credit enhancements are sized based on historic asset performance to achieve an internal risk rating that, on average, approximates an AA or A rating.

Substantially all of the funding of the conduits is in the form of commercial paper, with a weighted average life generally ranging from 30-40 days. As of December 31, 2007, the weighted average life of the commercial paper issued was approximately 30 days. In addition, the conduits have issued Subordinate Loss Notes and equity with a notional amount of approximately $77 million and varying remaining tenors ranging from one to nine years.

The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, there are two additional forms of credit enhancement that protect the commercial paper investors from defaulting assets. First, the Subordinate Loss Notes issued by each conduit absorb any credit losses up to their full notional amount. It is expected that the Subordinate Loss Notes issued by each conduit are sufficient to absorb a majority of the expected losses from each conduit, thereby making the single investor in the Subordinate Loss Note the primary beneficiary under FIN 46-R. Second, each conduit has obtained either a letter of credit from the Company or a surety bond from a monoline insurer that will reimburse the conduit for any losses up to a specified amount, which is generally 8-10% of the conduit’s assets. Where surety bonds are obtained, the Company, in turn, provides the surety bond provider a reimbursement guarantee up to a stated amount for aggregate losses incurred by any of the conduits covered by the surety bond. The total of the letters of credit and the reimbursement guarantee provided by the Company is approximately $2.1 billion and is considered in the Company’s maximum exposure to loss. The net result across all multi-seller conduits administered by the Company is that, in the event of defaulted assets in excess of the transaction-specific credit enhancement described above, any losses in each conduit are allocated in the following order:

•	Subordinate Loss Note holders
•	the Company
•	the monoline insurer, if any (up to the 8-10% cap), and
•	the commercial paper investors

The Company, along with third parties, also provides the conduits with two forms of liquidity agreements that are used to provide funding to the conduits in the event of a market disruption, among other events. Each asset of the conduit is supported by a transaction-specific liquidity facility in the form of an asset purchase agreement (APA). Under the APA, the Company has agreed to purchase non-defaulted eligible receivables from the conduit at par. Any assets purchased under the APA are subject to increased pricing. The APA is not designed to provide credit support to the conduit, as it generally does not permit the purchase of defaulted or impaired assets and generally reprices the assets purchased to consider any potential increased credit risk. The APA covers all assets in the conduits and is considered in the Company’s maximum exposure to loss. In addition, the Company provides the conduits with program-wide liquidity in the form of short-term lending commitments. Under these commitments, the Company has agreed to lend to the conduits in the event of a short-term disruption in the commercial paper market, subject to specified conditions. The total notional exposure under the program-wide liquidity agreement is $11.6 billion and is considered in the Company’s maximum exposure to loss. The company receives fees for providing both types of liquidity agreement, and considers these fees to be on fair market terms.

Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of December 31, 2007, the Company owned less than $10 million of commercial paper issued by its administered conduits.

FIN 46-R requires that the Company quantitatively analyze the expected variability of the Conduit to determine whether the Company is the primary beneficiary of the conduit. The Company performs this analysis on a quarterly basis, and has concluded that the Company is not the primary beneficiary of the conduits as defined in FIN 46-R and, therefore, does not consolidate the conduits it administers. In conducting this analysis, the Company considers three primary sources of variability in the conduit: credit risk, interest rate risk and fee variability.

The Company models the credit risk of the conduit’s assets using a Credit Value at Risk (C-VaR) model. The C-VaR model considers changes in credit spreads (both within a rating class as well as due to rating upgrades and downgrades), name-specific changes in credit spreads, credit defaults and recovery rates and diversification effects of pools of financial assets. The model incorporates data from independent rating agencies as well as the Company’s own proprietary information regarding spread changes, ratings transitions and losses given default. Using this credit data, a Monte Carlo simulation is performed to develop a distribution of credit risk for the portfolio of assets owned by each conduit, which is then applied on a probability-weighted basis to determine expected losses due to credit risk. In addition, the Company continuously monitors the specific credit characteristics of the conduit’s assets and the current credit environment to confirm that the C-VaR model used continues to incorporate the Company’s best information regarding the expected credit risk of the conduit’s assets.

The Company also analyzes the variability in the fees that it earns from the conduit using monthly actual historical cash flow data to determine average fee and standard deviation measures for each conduit. Because any unhedged interest rate and foreign currency risk not contractually passed on to customers is absorbed by the fees earned by the Company, the fee variability analysis incorporates those risks.

The fee variability and credit risk variability are then combined into a single distribution of the conduit’s overall returns. This return distribution is updated and analyzed on at least a quarterly basis to ensure that the amount of the Subordinate Loss Notes issued to third parties is sufficient to absorb greater than 50% of the total expected variability in the conduit’s returns. The expected variability absorbed by the Subordinate Loss Note investors is therefore measured to be greater than the expected variability absorbed by the Company through its liquidity arrangements and other fees earned, the surety bond providers, and the investors in commercial paper and medium term notes. While the notional amounts of the Subordinate Loss Notes are quantitatively small compared to the size of the conduits, this is reflective of the fact that most of the substantive risks of the conduits are absorbed by the enhancements provided by the sellers and other third parties that provide transaction-level credit enhancement. Because FIN 46-R requires these risks and related enhancements to be excluded from the analysis, the remaining risks and expected variability are quantitatively small. The calculation of variability under FIN46-R focuses primarily on expected variability, rather than the risks associated with extreme outcomes (for example, large levels of default) that are expected to occur very infrequently. So while the Subordinate Loss Notes are sized appropriately compared to expected losses as measured in FIN 46-R, they do not provide significant protection against extreme or unusual credit losses.

The following tables describe the important characteristics of assets owned by the administered multi-seller conduits as of December 31, 2007:

	Credit rating distribution
Weighted average life	AAA	AA	A	BBB
2.5 years	30%	59%	9%	2%

Asset Class	% of Total Portfolio
Student loans	21%
Trade receivables	16%
Credit cards and consumer loans	13%
Portfolio finance	11%
Commercial loans and corporate credit	10%
Export finance	9%
Auto	8%
Residential mortgage	7%
Other	5%
Total	100%

Third-party Conduits

The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. The notional amount of these facilities is approximately $2.2 billion as of December 31, 2007. No amounts were funded under these facilities as of December 31, 2007.

Collateralized Debt Obligations

A collateralized debt obligation (CDO) is an SPE that purchases a pool of assets consisting of asset-backed securities and synthetic exposures through derivatives on asset-backed securities and issues multiple tranches of equity and notes to investors. A third-party manager is typically retained by the CDO to select the pool of assets and manage those assets over the term of the CDO. The Company earns fees for warehousing assets prior to the creation of a CDO, structuring CDOs, and placing debt securities with investors. In addition, the Company has retained interests in many of the CDOs it has structured and makes a market in those issued notes.

A cash CDO, or arbitrage CDO, is a CDO designed to take advantage of the difference between the yield on a portfolio of selected assets, typically residential mortgage-backed securities, and the cost of funding the CDO through the sale of notes to investors. “Cash flow” CDOs are vehicles in which the CDO passes on cash flows from a pool of assets, while “market value” CDOs pay to investors the market value of the pool of assets owned by the CDO at maturity. Both types of CDOs are typically managed by a third-party asset manager. In these transactions, all of the equity and notes issued by the CDO are funded, as the cash is needed to purchase the debt securities. In a typical cash CDO, a third-party investment manager selects a portfolio of assets, which the Company funds through a “warehouse” financing arrangement prior to the creation of the CDO. The Company then sells the debt securities to the CDO in exchange for cash raised through the issuance of notes. The Company’s continuing involvement in cash CDOs is typically limited to investing in a portion of the notes or loans issued by the CDO and making a market in those securities, and acting as derivative counterparty for interest rate or foreign currency swaps used in the structuring of the CDO.

A synthetic CDO is similar to a cash CDO, except that the CDO obtains exposure to all or a portion of the referenced assets synthetically through derivative instruments, such as credit default swaps. Because the CDO does not need to raise cash sufficient to purchase the entire referenced portfolio, a substantial portion of the senior tranches of risk is typically passed on to CDO investors in the form of unfunded liabilities or derivative instruments. Thus, the CDO writes credit protection on selected referenced debt securities to the Company or third parties, and the risk is then passed on to the CDO investors in the form of funded notes or purchased credit protection through derivative instruments. Any cash raised from investors is invested in a portfolio of collateral securities or investment contracts. The collateral is then used to support the CDO’s obligations on the credit default swaps written to counterparties. The Company’s continuing involvement in synthetic CDOs generally includes purchasing credit protection through credit default swaps with the CDO, owning a portion of the capital structure of the CDO, in the form of both unfunded derivative positions (primarily super senior exposures discussed below) and funded notes, entering into interest rate swap and total return swap transactions with the CDO, lending to the CDO, and making a market in those funded notes.

The following table describes credit ratings of assets of unconsolidated CDOs to which the Company had significant involvement as of December 31, 2007:

	Credit rating distribution
Weighted average life	A or higher	BBB	BB/B	CCC	Unrated
5.1 years	40%	20%	12%	25%	3%

Commercial Paper CDOs (CPCDOs)

In certain CDO transactions underwritten by the Company during 2003-2006, the senior funding of the CDOs was in the form of short-term commercial paper. In order to facilitate the issuance of commercial paper by the CDO, the Company wrote a put option (“liquidity puts”) to the CDO to benefit the commercial paper investors, which was accounted for as a derivative. The total notional amount of these written liquidity puts was approximately $25 billion. Under the terms of the liquidity puts, if the CDO was unable to issue commercial paper at a rate below a specified maximum (generally LIBOR + 35bps to LIBOR +40 bps), the Company was obligated to fund the senior tranche of the CDO at a specified interest rate. At the time the liquidity puts were written, the put options were considered deeply out of the money and unlikely to be exercised. In July 2007, the market interest rates on commercial paper issued by certain of the CDOs increased significantly and in order to forestall the formal exercise of the liquidity puts, the Company chose to purchase the outstanding commercial paper and continued to do so in subsequent months as additional commercial paper matured. The Company chose to do so because owning the commercial paper directly was economically equivalent to its contractual obligation under the liquidity put, but holding the commercial paper was believed to provide some additional flexibility in finding third-party investors in the event of improved market conditions. As of December 31, 2007, the Company had purchased all $25 billion of the commercial paper subject to the liquidity puts.

Because the Company obtained the commercial paper in the form of a purchase rather than the contractual exercise of the liquidity put, the Company considered the purchase to be a reconsideration event under FIN 46-R which requires that the Company evaluate, using current estimates and assumptions, whether the Company must begin to consolidate the CDO issuer. As of September 30, 2007, the Company’s quantitative analysis of the expected losses and residual returns of the particular CDOs demonstrated that the value of the subordinate tranches held by third parties remained sufficient to absorb a majority of the expected loss of the CDOs and the Company did not consolidate any of the liquidity put CDOs. During the fourth quarter of 2007, the Company obtained additional commercial paper from these CDOs as the existing commercial paper matured, thus causing additional reconsideration events under FIN 46-R. Because rating agency downgrades of the CDO collateral in the fourth quarter caused further deterioration in the value of the commercial paper and subordinate tranches of these CDOs, the Company has concluded that the Company is now the primary beneficiary of all of these CDOs under FIN 46-R and has consolidated them.

Upon consolidation of the CDOs, the Company reflects the underlying assets, primarily residential mortgage-backed securities of the CDOs on its balance sheet in Trading account assets at fair value, eliminates the commercial paper asset previously recognized, and recognizes the subordinate CDO liabilities (owned by third parties) at fair value. This results in a balance sheet gross-up of approximately $400 million as of December 31, 2007 compared to the prior accounting treatment as unconsolidated VIEs.

CDO Super Senior Exposure

In addition to asset-backed commercial paper positions in consolidated CDOs, the Company has retained significant portions of the “super senior” positions issued by certain CDOs. These positions are referred to as “super senior,” because they represent the most senior positions in the CDO and, at the time of structuring, were senior to tranches rated AAA by independent rating agencies. However, since inception of these transactions, the subordinate positions have diminished significantly in value and in rating. There have been substantial reductions in value of these super senior positions in the quarter ended December 31, 2007.

While at inception of the transactions, the super senior tranches were well protected from the expected losses of these CDOs, subsequent declines in value of the subordinate tranches and the super senior tranches in the fourth quarter of 2007 indicated that the super senior tranches now are exposed to a significant portion of the expected losses of the CDOs, based on current market assumptions. The Company evaluates these transactions for consolidation when reconsideration events occur, as defined in FIN 46-R. The Company continues to monitor its involvement in these transactions and, if the Company were to acquire additional interests in these vehicles or if the CDOs’ contractual arrangements were to be changed to reallocate expected losses or residual returns among the various interest holders, the Company may be required to consolidate the CDOs. The net result of such consolidation would be to gross up the Company’s balance sheet by the current fair value of the subordinate securities held by third parties, which amounts are not considered material.

Collateralized Loan Obligations

A collateralized loan obligation (CLO) is substantially similar to the CDO transactions described above, except that the assets owned by the SPE (either cash instruments or synthetic exposures through derivative instruments) are corporate loans and to a less extent corporate bonds, rather than asset-backed debt securities.

The following table describes credit ratings of assets of unconsolidated CLOs with which the Company had significant involvement as of December 31, 2007:

	Credit rating distribution
Weighted average life	A or Higher	BBB	BB/B	CCC	Unrated
5.0 years	7%	11%	56%	0%	26%

Mortgage Loan Securitizations

Markets & Banking is active in structuring and underwriting residential and commercial mortgage-backed securitizations. In these transactions, the Company or its customer transfers loans into a bankruptcy-remote SPE. These SPEs are designed to be QSPEs as described above. The Company may hold residual interests and other securities issued by the SPEs until they can be sold to independent investors, and makes a market in those securities on an ongoing basis. The Company sometimes retains servicing rights for certain entities. These securities are held as trading assets on the balance sheet, are managed as part of the Company’s trading activities, and are marked to market with most changes in value recognized in earnings. The table above shows the assets and retained interests for mortgage QSPEs in which the Company acted as principal in transferring mortgages to the QSPE.

Asset-Based Financing

The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company, and related loan loss reserves are reported as part of the Company’s Allowance for credit losses in Note 18 on page 147. Financings in the form of debt securities or derivatives are, in most circumstances, reported in Trading account assets and accounted for at fair value through earnings.

The primary types of asset-based financing, total assets of the unconsolidated VIEs with significant involvement, and the Company’s maximum exposure to loss at December 31, 2007 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars Type	Total assets	Maximum exposure
Commercial and other real estate	$34.3	$16.0
Hedge funds and equities	36.0	13.1
Asset purchasing vehicles/SIVs	10.2	2.5
Airplanes, ships and other assets	11.1	2.7
Total	$91.6	$34.3

The Company’s involvement in the asset purchasing vehicles and SIVs sponsored and managed by third parties is primarily in the form of provided backstop liquidity. Those vehicles finance a majority of their asset purchases with commercial paper and short-term notes. Certain of the assets owned by the vehicles have suffered significant declines in fair value, leading to an inability to re-issue maturing commercial paper and short-term notes. Citigroup has been required to provide loans to those vehicles to replace maturing commercial paper and short-term notes, in accordance with the original terms of the backstop liquidity facilities.

The assets of the third-party Asset Purchasing Vehicle and SIVs to which the Company had provided backstop liquidity as of December 31, 2007 consisted of 96% rated A or higher, 1% rated BBB, and 3% rated BB or B.

Municipal Securities Tender Option Bond (TOB) Trusts

The Company sponsors TOB trusts that hold fixed- and floating-rate, tax-exempt securities issued by state or local municipalities. The trusts are single-issuer trusts whose assets are purchased from the Company and from the secondary market. The trusts issue long-term senior floating rate notes (“Floaters”) and junior residual securities (“Residuals”). The Floaters have a long-term rating based on the long-term rating of the underlying municipal bond and a short-term rating based on that of the liquidity provider to the trust. The Residuals are generally rated based on the long-term rating of the underlying municipal bond and entitle the holder to the residual cash flows from the issuing trust.

The Company sponsors three kinds of TOB trusts: customer TOB trusts, proprietary TOB trusts, and QSPE TOB trusts.

•	Customer TOB trusts are trusts through which customers finance investments in municipal securities and are not consolidated by the
Company. Proprietary and QSPE TOB trusts, on the other hand, provide the Company with the ability to finance its own investments in municipal securities.
•

Proprietary TOB trusts are generally consolidated, in which case the financing (the Floaters) is recognized on the Company’s balance sheet as a liability. However, certain proprietary TOB trusts are not consolidated by the Company, where the Residuals are held by a hedge fund that is consolidated and managed by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge fund (and, thus, are not consolidated by the Company) under the application of the AICPA Investment Company Audit Guide, which precludes consolidation of owned investments. The Company consolidates the hedge fund because the Company holds greater than 50% of the equity interests in the hedge fund. The majority of the Company’s equity investments in the hedge fund are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge fund.

•	QSPE TOB trusts provide the Company with the same exposure as proprietary TOB trusts and are not consolidated by the Company.

The total assets and other characteristics of the three categories of TOB trusts as of December 31, 2007 are as follows:

			Credit rating distribution
TOB trust type	Total assets (in billions)	Weighted average life	AAA/Aaa	AA/Aa1 – AA-/Aa3	Less than AA-/Aa3
Customer TOB Trusts (Not consolidated)	$17.6	8.4 years	84%	16%	0%
Proprietary TOB Trusts (Consolidated and Non-consolidated)	$22.0	18.1 years	67%	33%	0%
QSPE TOB Trusts (Not consolidated)	$10.6	3.0 years	80%	20%	0%

Credit rating distribution is based on the external rating of the municipal bonds within the TOB trusts, including any credit enhancement provided by monoline insurance companies or the Company in the primary or secondary markets, as discussed below. The total assets for proprietary TOB Trusts (Consolidated and Non-consolidated) includes $5.0 billion of assets where the Residuals are held by a hedge fund that is consolidated and managed by the Company.

The TOB trusts fund the purchase of their assets by issuing Floaters along with Residuals, which are frequently less than 1% of a trust’s total funding. The tenor of the Floaters matches the maturity of the TOB trust and is equal to or shorter than the tenor of the municipal bond held by the trust, and the Floaters bear interest rates that are typically reset weekly to a new market rate (based on the SIFMA index). Floater holders have an option to tender the Floaters they hold back to the trust periodically. Customer TOB trusts issue the Floaters and Residuals to third parties. Proprietary and QSPE TOB trusts issue the Floaters to third parties, and the Residuals are held by the Company.

Approximately $5.7 billion of the municipal bonds owned by TOB trusts have an additional credit guarantee provided by the Company. In all other cases, the assets are either unenhanced or are insured with a monoline insurance provider in the primary market or in the secondary market. While the trusts have not encountered any adverse credit events as defined in the underlying trust agreements, certain monoline insurance companies have experienced downgrades. In these cases, the Company has proactively managed the TOB programs by applying additional secondary market insurance on the assets or proceeding with orderly unwinds of the trusts.

The Company, in its capacity as remarketing agent, facilitates the sale of the Floaters to third parties at inception of the trust and facilitates the reset of the Floater coupon and tenders of Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing (in which case the trust is unwound), or may choose to buy the Floaters into its own inventory and may continue to try to sell it to a third party investor. While the levels of the Company’s inventory of Floaters fluctuates, the Company held approximately $0.9 billion of Floater inventory related to the TOB programs as of December 31, 2007.

If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bond is sold in the secondary market. If there is an accompanying shortfall in the trust’s cash flows to fund the redemption of the Floaters after the sale of the underlying municipal bond, the trust draws on a liquidity agreement in an amount equal to the shortfall. Liquidity agreements are generally provided to the trust directly by the Company. For customer TOBs where the Residual is less than 25% of the trust’s capital structure, the Company has a reimbursement agreement with the Residual holder under which the Residual holder reimburses the Company for any payment made under the liquidity arrangement. Through this reimbursement agreement, the Residual holder remains economically exposed to fluctuations in value of the municipal bond. These reimbursement agreements are actively margined based on changes in value of the underlying municipal bond to mitigate the Company’s counterparty credit risk. In cases where a third party provides liquidity to a proprietary or QSPE TOB trust, a similar reimbursement arrangement is made whereby the Company (or a consolidated subsidiary of the Company) as Residual holder absorbs any losses incurred by the liquidity provider. As of December 31, 2007, liquidity agreements provided with respect to customer TOB trusts totaled $14.4 billion, offset by reimbursement agreements in place with a notional amount of $11.5 billion. The remaining exposure relates to TOB transactions where the Residual owned by the customer is at least 25% of the bond value at the inception of the transaction. In addition, the Company has provided liquidity arrangements with a notional amount of $11.4 billion to QSPE TOB trusts and other non-consolidated proprietary TOB trusts described above.

The Company considers the customer and proprietary TOB trusts (excluding QSPE TOB trusts) to be variable interest entities within the scope of FIN 46-R. Because third party investors hold the Residual and Floater interests in the customer TOB trusts, the Company’s involvement and variable interests include only its role as remarketing agent and liquidity provider. On the basis of the variability absorbed by the customer through the reimbursement arrangement or significant residual investment, the Company does not consolidate the Customer TOB trusts. The Company’s variable interests in the Proprietary TOB trusts include the Residual as well as the remarking and liquidity agreements with the trusts. On the basis of the variability absorbed through these contracts (primarily the Residual), the Company generally consolidates the Proprietary TOB trusts. Finally, certain proprietary TOB trusts and QSPE TOB trusts are not consolidated by application of specific accounting literature. For the nonconsolidated proprietary TOB trusts and QSPE TOB trusts, the Company recognizes only its residual investment on its balance sheet at fair value and the third party financing raised by the trusts is off-balance sheet.

Municipal Investments

Municipal Investment transactions represent partnerships that finance the construction and rehabilitation of low-income affordable rental housing. The Company generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits earned from the affordable housing investments made by the partnership.

Client Intermediation

Client intermediation transactions represent a range of transactions designed to provide investors with specified returns based on the returns of an underlying security, referenced asset or index. These transactions include credit-linked notes and equity-linked notes. In these transactions, the SPE typically obtains exposure to the underlying security, referenced asset or index through a derivative instrument such as a total return swap or a credit default swap. In turn the SPE issues notes to investors that pay a return based on the specified underlying security, referenced asset or index. The SPE invests the proceeds in a financial asset or a guaranteed insurance contract (GIC) that serves as collateral for the derivative contract over the term of the transaction. The Company’s involvement in these transactions includes being the counterparty to the SPE’s derivative instruments and investing in a portion of the notes issued by the SPE. In certain transactions, the investor’s maximum risk of loss is limited and the Company absorbs risk of loss above a specified level.

The Company’s maximum risk of loss in these transactions is defined as the amount invested in notes issued by the SPE and the notional amount of any risk of loss absorbed by the Company through a separate instrument issued by the SPE. The derivative instrument held by the Company may generate a receivable from the SPE (for example, where the Company purchases credit protection from the SPE in connection with the SPE’s issuance of a credit-linked note), which is collateralized by the assets owned by the SPE. These derivative instruments are not considered variable interests under FIN 46-R and any associated receivables are not included in the calculation of maximum exposure to the SPE.

Mutual Fund Deferred Sales Commission (DSC) Securitizations

Mutual Fund Deferred Sales Commission (DSC) receivables are assets purchased from distributors of mutual funds that are backed by distribution fees and contingent deferred sales charges (CDSC) generated by the distribution of certain shares to mutual fund investors. These share investors pay no upfront load, but the shareholder agrees to pay, in addition to the management fee imposed by the mutual fund, the distribution fee over a period of time and the CDSC (a penalty for early redemption to recover lost distribution fees). Asset managers use the proceeds from the sale of DSC receivables to cover sales commissions associated with the shares sold.

The Company purchases these receivables from mutual fund distributors and sells a diversified pool of receivables to a trust. The trust in turn issues two tranches of securities:

•	Senior term notes (generally 92-94%) via private placement to third-party investors. These notes are structured to have at least a single “A” rating standard. The senior notes receive all cash distributions until fully repaid, which is generally approximately 5-6 years;
•

A residual certificate in the trust (generally 6-8%) to the Company. This residual certificate is fully subordinated to the senior notes, and receives no cash flows until the senior notes are fully paid.

Primary Uses of SPEs by Alternative Investments

Structured Investment Vehicles

Structured Investment Vehicles (SIVs) are SPEs that issue junior notes and senior debt (medium-term notes and short-term commercial paper) to fund the purchase of high quality assets. The junior notes are subject to the “first loss” risk of the SIVs. The SIVs provide a variable return to the junior note investors based on the net spread between the cost to issue the senior debt and the return realized by the high quality assets. The Company acts as investment manager for the SIVs and, prior to December 13, 2007, was not contractually obligated to provide liquidity facilities or guarantees to the SIVs.

In response to the ratings review for a possible downgrade announced by two ratings agencies of the outstanding senior debt of the SIVs, and the continued reduction of liquidity in the SIV-related asset-backed commercial paper and medium-term note markets, on December 13, 2007, Citigroup announced its commitment to provide a support facility that would support the SIVs’ senior debt ratings. As a result of this commitment, Citigroup became the SIVs’ primary beneficiary and began consolidating these entities.

On February 12, 2008, Citigroup finalized the terms of the support facility, which takes the form of a commitment to provide mezzanine capital to the SIV vehicles in the event the market value of their capital notes approaches zero. The facility is senior to the junior notes but junior to the commercial paper and medium-term notes. The facility is at arm’s-length terms. Interest will be paid on the drawn amount of the facility, and a per annum fee will be paid on the unused portion. The termination date of the facility is January 15, 2011, cancelable at any time at the discretion of the SIVs.

The impact of this consolidation on Citigroup’s Consolidated Balance Sheet as of December 31, 2007 is as follows:

In billions of dollars	December 31, 2007
Assets
Cash and due from banks	$11.8
Trading account assets	46.4
Other assets	0.3
Total assets	$58.5
Liabilities
Short-term borrowings	$11.7
Long-term borrowings	45.9
Other liabilities	0.9
Total liabilities	$58.5

Balances include intercompany assets of $1 billion and intercompany liabilities of $7 billion, which are eliminated in consolidation.

The following tables summarize the seven Citigroup-advised SIVs as of December 31, 2007 and September 30, 2007 as well as the aggregate asset mix and credit quality of the SIV assets.

In billions of dollars	December 31, 2007			September 30, 2007
SIV	Assets	CP Funding	Medium- Term Notes	Assets	CP Funding	Medium- Term Notes
Beta	$14.8	$0.4	$13.7	$19.3	$2.6	$15.7
Centauri	14.9	0.8	13.3	20.1	2.9	16.1
Dorada	8.4	1.0	6.9	11.0	2.2	8.1
Five	8.7	2.6	5.7	13.2	5.5	7.1
Sedna	9.1	5.2	3.1	13.4	5.6	7.0
Zela	1.9	1.1	0.6	4.1	2.7	1.2
Vetra	0.7	0.3	0.3	2.0	1.4	0.5
Total	$58.5	$11.4	$43.6	$83.1	$22.9	$55.7

	December 31, 2007				September 30, 2007
	Average Asset Mix	Average Credit Quality (1) (2)			Average Asset Mix	Average Credit Quality (1) (2)
		Aaa	Aa	A		Aaa	Aa	A
Financial Institutions Debt	59%	12%	43%	4%	58%	12%	44%	2%
Sovereign Debt	1%	1%	—	—	—	—	—	—
Structured Finance
MBS—Non-U.S. residential	12%	12%	—	—	11%	11%	—	—
CBOs, CLOs, CDOs	6%	6%	—	—	8%	8%	—	—
MBS—U.S. residential	7%	7%	—	—	7%	7%	—	—
CMBS	4%	4%	—	—	6%	6%	—	—
Student loans	6%	6%	—	—	5%	5%	—	—
Credit cards	5%	5%	—	—	4%	4%	—	—
Other	—	—	—	—	1%	1%	—	—
Total Structured Finance	40%	40%	—	—	42%	42%	—	—
Total	100%	53%	43%	4%	100%	54%	44%	2%

(1)	Credit ratings based on Moody’s ratings as of December 31, 2007 and September 30, 2007.
(2)	The SIVs have no direct exposure to U.S. subprime assets and have approximately $50 million and $70 million of indirect exposure to subprime assets through CDOs, which are AAA rated and carry credit enhancements as of December 31, 2007 and September 30, 2007.

Investment Funds

The Company is the investment manager for certain investment funds that invest in various asset classes including private equity, hedge funds, real estate, fixed income and infrastructure. The Company earns a management fee which is a percentage of capital under management, and may earn performance fees. In addition, for some of these funds the Company has an ownership interest in the investment funds.

The Company has also established a number of investment funds as opportunities for qualified employees to invest in private equity investments. The Company acts as investment manager to these funds and may provide employees with financing on both a recourse and non-recourse basis for a portion of the employees’ investment commitments.

Primary Uses of SPEs by Corporate/Other

Trust Preferred Securities

The Company has raised financing through the issuance of trust preferred securities. In these transactions, the Company forms a statutory business trust and owns all of the voting equity shares of the trust. The trust issues preferred equity securities to third-party investors and invests the gross proceeds in junior subordinated deferrable interest debentures issued by the Company. These trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the preferred equity securities held by third-party investors. These trusts’ obligations are fully and unconditionally guaranteed by the Company.

Because the sole asset of the trust is a receivable from the Company, the Company is not permitted to consolidate the trusts under FIN 46-R, even though the Company owns all of the voting equity shares of the trust, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its balance sheet as long-term liabilities.

See Note 23 on page 156 for additional information regarding the Company’s off-balance-sheet arrangements with respect to securitizations and SPEs.

Credit Commitments and Lines of Credit

The table below summarizes Citigroup’s credit commitments as of December 31, 2007 and December 31, 2006:

In millions of dollars	U.S.	Outside of U.S.	December 31, 2007	December 31, 2006
Financial standby letters of credit and foreign office guarantees	$56,665	$30,401	$87,066	$72,548
Performance standby letters of credit and foreign office guarantees	5,340	12,715	18,055	15,802
Commercial and similar letters of credit	1,483	7,692	9,175	7,861
One- to four-family residential mortgages	3,824	763	4,587	3,457
Revolving open-end loans secured by one- to four-family residential properties	31,930	3,257	35,187	32,449
Commercial real estate, construction and land development	3,736	1,098	4,834	4,007
Credit card lines (1)	949,939	153,596	1,103,535	987,409
Commercial and other consumer loan commitments (2)	303,376	170,255	473,631	439,931
Total	$1,356,293	$379,777	$1,736,070	$1,563,464

(1)	Credit card lines are unconditionally cancelable by the issuer.
(2)	Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $259 billion and $251 billion with original maturity of less than one year at December 31, 2007 and December 31, 2006, respectively.

See Note 28 to the Consolidated Financial Statements on page 176 for additional information on credit commitments and lines of credit.

Highly Leveraged Financing Commitments

Included in the line item “Commercial and other consumer loan commitments” in the table above are highly leveraged financing commitments, which are agreements that provide funding to a borrower with higher levels of debt (measured by the ratio of debt capital to equity capital of the borrower) than is generally the case for other companies. Highly leveraged financing is commonly employed in corporate acquisitions, management buy-outs and similar transactions.

As a result, debt service (that is, principal and interest payments) absorbs a significant portion of the cash flows generated by the borrower’s business. Consequently, the risk that the borrower may not be able to service its debt obligations is greater. Due to this risk, the interest rates and fees charged for this type of financing are generally higher than other types of financing.

Prior to funding, highly leveraged financing commitments are assessed for impairment in accordance with SFAS 5 and losses are recorded when they are probable and reasonably estimable. For the portion of loan commitments that relate to loans that will be held for investment, loss estimates are made based on the borrower’s ability to repay the facility according to its contractual terms. For the portion of loan commitments that relate to loans that will be held for sale, loss estimates are made in reference to current conditions in the resale market (both interest rate risk and credit risk are considered in the estimate). Loan origination, commitment, underwriting, and other fees are netted against any recorded losses.

Citigroup generally manages the risk associated with highly leveraged financings it generally has entered into by seeking to sell a majority of its exposures to the market prior to or shortly after funding. In certain cases, all or a portion of a highly leveraged financing to be retained is hedged with credit derivatives or other hedging instruments. Thus, when a highly leveraged financing is funded, Citigroup records the resulting loan as follows:

•	The portion that Citigroup will seek to sell is recorded as a loan held-for-sale in Other Assets on the Consolidated Balance Sheet, and measured at the lower-of-cost-or-market (LOCOM)
•	The portion that will be retained is recorded as a loan held-for-investment in Loans and measured at amortized cost less impairment.

Due to the dislocation of the credit markets and the reduced market interest in higher risk/higher yield instruments during the second half of 2007, liquidity in the market for highly leveraged financings has declined significantly. Consequently, Citigroup has been unable to sell a number of highly leveraged financings that it entered into during 2007, resulting in total exposure of $43 billion as of December 31, 2007 ($22 billion for funded and $21 billion for unfunded commitments). These market developments have resulted in Citigroup’s recognizing total losses on such products of $1.5 billion pretax as of December 31, 2007, of which $1.3 billion of impairment was recognized on transactions that had been funded and $0.2 billion of impairment was recognized on transactions that were unfunded as of December 31, 2007.

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

The following table shows the pension expense and contributions for Citigroup’s plans:

	U.S. plans			Non-U.S. plans
In millions of dollars	2007	2006	2005	2007	2006	2005
Pension expense (1)	$179	$182	$237	$123	$115	$182
Company contributions (2)	—	—	160	223	382	379

(1)	The 2006 expense for the U.S. plans includes an $80 million curtailment gain recognized as of September 30, 2006 relating to the Company’s decision to freeze benefit accruals for all cash-balance participants after 2007.
(2)	In addition, the Company absorbed $15 million, $20 million and $19 million during 2007, 2006, and 2005, respectively, relating to certain investment management fees and administration costs for the U.S. plans, which are excluded from this table.

The following table shows the combined postretirement expense and contributions for Citigroup’s U.S. and foreign plans:

	U.S. and non-U.S. plans
In millions of dollars	2007	2006	2005
Postretirement expense	$69	$71	$73
Company contributions	72	260	226

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

The expected rate of return was 8.0% at December 31, 2007, 2006 and 2005, reflecting the performance of the global capital markets. Actual returns in 2007, 2006 and 2005 were more than the expected returns. The expected returns impacted pretax earnings by 52.3%, 2.9% and 2.7%, respectively. This expected amount reflects the expected annual appreciation of the plan assets and reduces the annual pension expense of the Company. It is deducted from the sum of service cost, interest and other components of pension expense to arrive at the net pension expense. Net pension expense for 2007, 2006 and

2005 reflects deductions of $889 million, $845 million and $806 million of expected returns, respectively.

The following table shows the expected versus actual rate of return on plan assets for the U.S. pension and postretirement plans:

	2007	2006	2005
Expected rate of return	8.0%	8.0%	8.0%
Actual rate of return	13.2%	14.7%	9.7%

For the foreign plans, pension expense for 2007 was reduced by the expected return of $477 million, which impacted pretax earnings by 28%, compared with the actual return of $432 million. Pension expense for 2006 and 2005 was reduced by expected returns of $384 million and $315 million, respectively. Actual returns were higher in 2006 and 2005 than the expected returns in those years.

Discount Rate

The 2007 and 2006 discount rates for the U.S. pension and postretirement plans were selected by reference to a Citigroup-specific analysis using each plan’s specific cash flows and compared with the Moody’s Aa Long-Term Corporate Bond Yield for reasonableness. Citigroup’s policy is to round to the nearest tenth of a percent. Accordingly, at December 31, 2007, the discount rate was set at 6.2% for the pension plans and at 6.0% for the postretirement welfare plans.

At December 31, 2006, the discount rate was set at 5.9% for the pension plans and 5.7% for the postretirement plans, referencing a Citigroup-specific cash flow analysis.

As of September 30, 2006, the U.S. pension plan was remeasured to reflect the freeze of benefits accruals for all non-grandfathered participants, effective January 1, 2008. Under the September 30th remeasurement and year-end analysis, the resulting plan-specific discount rate for the pension plan was 5.86%, which was rounded to 5.9%.

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

For additional information on the pension and postretirement plans, and on discount rates used in determining pension and postretirement benefit obligations and net benefit expense for the Company’s plans, as well as the effects of a one percentage-point change in the expected rates of return and the discount rates, see Note 9 to the Company’s Consolidated Financial Statements on page 132.

Adoption of SFAS 158

Upon the adoption of SFAS No.158, “Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Benefits” (SFAS 158), at December 31, 2006, the Company recorded an after-tax charge to equity of $1.6 billion, which corresponds to the plan’s net pension liability and the write-off of the existing prepaid asset, which relates to unamortized actuarial gains and losses, prior service costs/benefits and transition assets/liabilities.

CORPORATE GOVERNANCE AND CONTROLS AND PROCEDURES

FORWARD-LOOKING STATEMENTS

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

Controls and Procedures

Disclosure

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The Company’s Disclosure Committee is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Company’s external disclosures.

The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Company’s disclosure controls and procedures were effective.

Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

When describing future business conditions in this Annual Report on Form 10-K, including, but not limited to, descriptions in the section titled “Management’s Discussion and Analysis,” particularly in the “Outlook” sections, the Company makes certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those included in the forward-looking statements, which are indicated by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” and “could.”

These forward-looking statements are based on management’s current expectations and involve external risks and uncertainties including, but not limited to, those described under “Risk Factors” on page 38. Other risks and uncertainties disclosed herein include, but are not limited to:

•	global economic conditions, including the level of interest rates, the credit environment, unemployment rates, and political and regulatory developments in the U.S. and around the world;
•	levels of activity in, and volatility of, the global capital markets;
•	the ability of the Company to achieve capital allocation excellence and to build a new risk management culture;
•	the risk of a U.S. and/or global economic downturn in 2008;
•	the direct and indirect impacts of continuing deterioration of subprime and other real estate markets;
•	further adverse rating actions by credit rating agencies in respect of structured credit products or other credit-related exposures or of monoline insurers;
•	the effect of higher unemployment and bankruptcy filings and lower real estate prices on credit costs in U.S. Consumer;
•	the effect of changes to consumer lending laws enacted in 2006 and of deteriorating consumer credit conditions on credit costs in the Japan Consumer Finance business;
•	the effective tax rate in 2008;
•	the outcome of legal, regulatory and other proceedings;
•	the ability of the Company’s businesses to control expenses, improve productivity and effectively manage credit;
•	International Consumer being able to expand its customer base through organic growth, investments in expanding the branch network, and benefiting from 2007 acquisitions;
•	the ability of Securities and Banking to deliver financial solutions tailored to clients’ needs and to target client segments with strong growth prospects;
•	whether 2007 investments in its wealth management platform, as well as past acquisitions, will result in continued asset and revenue growth in Global Wealth Management;
•	the impact of a variety of unresolved matters on the Company’s investment in CVC/Brazil, including pending litigation involving some of CVC/Brazil’s portfolio companies;
•

the effect that possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions might have on Citigroup’s reported capital ratios and net risk-adjusted assets; and

•	the dividending capabilities of Citigroup’s subsidiaries.

GLOSSARY OF TERMS

Adjusted Average Assets—Average total GAAP assets (net of allowance for loan losses) less goodwill; certain other intangible assets; certain credit-enhancing interest-only strips; investments in subsidiaries or associated companies that the Federal Reserve determines should be deducted from Tier 1 Capital; deferred tax assets that are dependent upon future taxable income; and certain equity investments that are subject to a deduction from Tier 1 Capital.

Accumulated Benefit Obligation (ABO)—The actuarial present value of benefits (vested and unvested) attributed to employee services rendered up to the calculation date.

APB 23 Benefit—In accordance with paragraph 31(a) of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), a deferred tax liability is not recognized for the excess of the amount for financial reporting over the tax basis of an investment in a foreign subsidiary unless it becomes apparent that the temporary difference will reverse in the foreseeable future.

Assets Under Management (AUMs)—Assets held by Citigroup in a fiduciary capacity for clients. These assets are not included on Citigroup’s balance sheet.

Basel II—A new set of risk-based regulatory capital standards for internationally active banking organizations, published June 26, 2004 (subsequently amended in November 2005) by the Basel Committee on Banking Supervision, which consists of central banks and bank supervisors from 13 countries and is organized under the auspices of the Bank for International Settlements (“BIS”).

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

Collateralized Debt Obligations (CDOs)—An investment-grade security issued by a trust, which is backed by a pool of bonds, loans, or other assets, including residential or commercial mortgage-backed securities and other asset-backed securities.

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

Defined Contribution Plan—A retirement plan that provides an individual account for each participant and specifies how contributions to that account are to be determined, instead of specifying the amount of benefits the participant will receive. The benefits a participant will receive depend solely on the amount contributed to the participant’s account, the return on investments of those contributions, and forfeitures of other participants’ benefits that may be allocated to such participant’s account.

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

Interest-Only (or IO) Strip—A residual interest in securitization trusts representing the remaining value of expected net cash flows to the Company after payments to third-party investors and net credit losses.

Leverage Ratio—The Leverage Ratio is calculated by dividing Tier 1 Capital by leverage assets. Leverage assets are defined as quarterly average total assets, net of goodwill, intangibles and certain other items as required by the Federal Reserve.

Managed Average Yield—Gross managed interest revenue earned, divided by average managed loans.

Managed Basis—Managed basis presentation includes results from both on-balance-sheet loans and off-balance-sheet loans, and excludes the impact of card securitization activity. Managed basis disclosures assume that securitized loans have not been sold and present the result of the securitized loans in the same manner as the Company’s owned loans.

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

Minority Interest—When a parent owns a majority (but less than 100%) of a subsidiary’s stock, the Consolidated Financial Statements must reflect the minority’s interest in the subsidiary. The minority interest as shown in the Consolidated Statement of Income is equal to the minority’s proportionate share of the subsidiary’s net income and, as included in Other Liabilities on the Consolidated Balance Sheet, is equal to the minority’s proportionate share of the subsidiary’s net assets.

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

On-balance-sheet Loans—Loans originated or purchased by the Company that reside on the balance sheet at the date of the balance sheet.

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

Significant Unconsolidated VIE—An entity where the Company has any variable interest, including those where the likelihood of loss, or the notional amount of exposure, is small. Variable interests are ownership interests, debt securities, contractual arrangements or other pecuniary interests in an entity that absorbs the VIE’s expected losses and/or returns.

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

Tier 1 and Tier 2 Capital—Tier 1 Capital includes common stockholders’ equity (excluding certain components of accumulated other comprehensive income), qualifying perpetual preferred stock, qualifying mandatorily redeemable securities of subsidiary trusts, and minority interests that are held by others, less certain intangible assets. Tier 2 Capital includes, among other items, perpetual preferred stock to the extent that it does not qualify for Tier 1, qualifying senior and subordinated debt, limited-life preferred stock, and the allowance for credit losses, subject to certain limitations.

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

Citigroup management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 102, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Citigroup Inc.:

We have audited Citigroup Inc. and subsidiaries’ (the “Company” or “Citigroup”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Citigroup maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citigroup as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 22, 2008 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—

CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders

Citigroup Inc.:

We have audited the accompanying consolidated balance sheets of Citigroup Inc. and subsidiaries (the “Company” or “Citigroup”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup as of December 31, 2007 and 2006, the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, and the financial position of Citibank, N.A. and subsidiaries as of December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its methods of accounting for fair value measurements, the fair value option for financial assets and financial liabilities, uncertainty in income taxes and cash flows relating to income taxes generated by a leverage lease transaction, and in 2006 the Company changed its methods of accounting for stock-based compensation, certain hybrid financial instruments, servicing of financial assets and defined benefit pensions and other postretirement benefits, and in 2005 the Company changed its method of accounting for conditional asset retirement obligations associated with operating leases.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citigroup’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

February 22, 2008

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

NOTES TO CONSOLIDATED FINANCIAL

    STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME	Citigroup Inc. and Subsidiaries

	Year ended December 31
In millions of dollars, except per share amounts	2007	2006 (1)	2005 (1)
Revenues
Interest revenue	$124,467	$96,497	$75,922
Interest expense	77,531	56,943	36,676
Net interest revenue	$46,936	$39,554	$39,246
Commissions and fees	$21,132	$19,244	$16,930
Principal transactions	(12,079)	7,999	6,656
Administration and other fiduciary fees	9,172	6,934	6,119
Realized gains (losses) from sales of investments	1,168	1,791	1,962
Insurance premiums	3,534	3,202	3,132
Other revenue	11,835	10,891	9,597
Total non-interest revenues	$34,762	$50,061	$44,396
Total revenues, net of interest expense	$81,698	$89,615	$83,642
Provisions for credit losses and for benefits and claims
Provision for loan losses	$17,424	$6,738	$7,929
Policyholder benefits and claims	935	967	867
Provision for unfunded lending commitments	150	250	250
Total provisions for credit losses and for benefits and claims	$18,509	$7,955	$9,046
Operating expenses
Compensation and benefits	$34,435	$30,277	$25,772
Net occupancy expense	6,680	5,841	5,141
Technology/communication expense	4,533	3,762	3,524
Advertising and marketing expense	2,935	2,563	2,533
Restructuring expense	1,528	—	—
Other operating expenses	11,377	9,578	8,193
Total operating expenses	$61,488	$52,021	$45,163
Income from continuing operations before income taxes, minority interest, and cumulative effect of accounting change	$1,701	$29,639	$29,433
Provision (benefit) for income taxes	(2,201)	8,101	9,078
Minority interest, net of taxes	285	289	549
Income from continuing operations before cumulative effect of accounting change	$3,617	$21,249	$19,806
Discontinued operations
Income from discontinued operations	$—	$27	$908
Gain on sale	—	219	6,790
Provision (benefit) for income taxes and minority interest, net of taxes	—	(43)	2,866
Income from discontinued operations, net of taxes	$—	$289	$4,832
Cumulative effect of accounting change, net of taxes	—	—	(49)
Net income	$3,617	$21,538	$24,589
Basic earnings per share
Income from continuing operations	$0.73	$4.33	$3.90
Income from discontinued operations, net of taxes	—	0.06	0.95
Cumulative effect of accounting change, net of taxes	—	—	(0.01)
Net income	$0.73	$4.39	$4.84
Weighted average common shares outstanding	4,905.8	4,887.3	5,067.6
Diluted earnings per share
Income from continuing operations	$0.72	$4.25	$3.82
Income from discontinued operations, net of taxes	—	0.06	0.94
Cumulative effect of accounting change, net of taxes	—	—	(0.01)
Net income	$0.72	$4.31	$4.75
Adjusted weighted average common shares outstanding	4,995.3	4,986.1	5,160.4

(1)	Reclassified to conform to the current period’s presentation.

See	Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	December 31
In millions of dollars, except shares	2007	2006
Assets
Cash and due from banks (including segregated cash and other deposits)	$38,206	$26,514
Deposits with banks	69,366	42,522
Federal funds sold and securities borrowed or purchased under agreements to resell (including $84,305 at fair value at December 31, 2007)	274,066	282,817
Brokerage receivables	57,359	44,445
Trading account assets (including $157,221 and $125,231 pledged to creditors at December 31, 2007 and December 31, 2006, respectively)	538,984	393,925
Investments (including $21,449 and $16,355 pledged to creditors at December 31, 2007 and December 31, 2006, respectively)	215,008	273,591
Loans, net of unearned income
Consumer	592,307	512,921
Corporate (including $3,727 and $384 at December 31, 2007 and December 31, 2006, respectively, at fair value)	185,686	166,271
Loans, net of unearned income	$777,993	$679,192
Allowance for loan losses	(16,117)	(8,940)
Total loans, net	$761,876	$670,252
Goodwill	41,204	33,415
Intangible assets (including $8,380 at fair value at December 31, 2007)	22,687	15,901
Other assets (including $9,802 at fair value at December 31, 2007)	168,875	100,936
Total assets	$2,187,631	$1,884,318
Liabilities
Non-interest-bearing deposits in U.S. offices	$40,859	$38,615
Interest-bearing deposits in U.S. offices (including $1,337 and $366 at December 31, 2007 and December 31, 2006, respectively, at fair value)	225,198	195,002
Non-interest-bearing deposits in offices outside the U.S.	43,335	35,149
Interest-bearing deposits in offices outside the U.S. (including $2,261 and $472 at December 31, 2007 and December 31, 2006, respectively, at fair value)	516,838	443,275
Total deposits	$826,230	$712,041
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $199,854 at fair value at December 31, 2007)	304,243	349,235
Brokerage payables	84,951	85,119
Trading account liabilities	182,082	145,887
Short-term borrowings (including $13,487 and $2,012 at December 31, 2007 and December 31, 2006, respectively, at fair value)	146,488	100,833
Long-term debt (including $79,312 and $9,439 at December 31, 2007 and December 31, 2006, respectively, at fair value)	427,112	288,494
Other liabilities (including $1,568 at fair value at December 31, 2007)	102,927	82,926
Total liabilities	$2,074,033	$1,764,535
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	$—	$1,000
Common stock ($0.01 par value; authorized shares: 15 billion), issued shares: 2007 and 2006—5,477,416,086 shares	55	55
Additional paid-in capital	18,007	18,253
Retained earnings	121,920	129,267
Treasury stock, at cost: 2007—482,834,568 shares and 2006—565,422,301 shares	(21,724)	(25,092)
Accumulated other comprehensive income (loss)	(4,660)	(3,700)
Total stockholders’ equity	$113,598	$119,783
Total liabilities and stockholders’ equity	$2,187,631	$1,884,318

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries

	Year ended December 31
	Amounts			Shares
In millions of dollars, except shares in thousands	2007	2006	2005	2007	2006	2005
Preferred stock at aggregate liquidation value
Balance, beginning of year	$1,000	$1,125	$1,125	4,000	4,250	4,250
Redemption or retirement of preferred stock	(1,000)	(125)	—	(4,000)	(250)	—
Balance, end of year	$—	$1,000	$1,125	—	4,000	4,250
Common stock and additional paid-in capital
Balance, beginning of year	$18,308	$17,538	$16,960	5,477,416	5,477,416	5,477,416
Employee benefit plans	455	769	524	—	—	—
Issuance of shares for Grupo Cuscatlan acquisition	118	—	—	—	—	—
Issuance of shares for ATD acquisition	74	—	—	—	—	—
Present value of stock purchase contract payments	(888)	—	—	—	—	—
Other	(5)	1	54	—	—	—
Balance, end of year	$18,062	$18,308	$17,538	5,477,416	5,477,416	5,477,416
Retained earnings
Balance, beginning of year	$129,267	$117,555	$102,154
Adjustment to opening balance, net of taxes (1)	(186)	—	—
Adjusted balance, beginning of period	$129,081	$117,555	$102,154
Net income	3,617	21,538	24,589
Common dividends (2)	(10,733)	(9,761)	(9,120)
Preferred dividends	(45)	(65)	(68)
Balance, end of year	$121,920	$129,267	$117,555
Treasury stock, at cost
Balance, beginning of year	$(25,092)	$(21,149)	$(10,644)	(565,422)	(497,192)	(282,774)
Issuance of shares pursuant to employee benefit plans	2,853	3,051	2,203	68,839	75,631	61,278
Treasury stock acquired (3)	(663)	(7,000)	(12,794)	(12,463)	(144,033)	(277,918)
Issuance of shares for Grupo Cuscatlan acquisition	637	—	—	14,192	—	—
Issuance of shares for ATD acquisition	503	—	—	11,172	—	—
Other	38	6	86	847	172	2,222
Balance, end of year	$(21,724)	$(25,092)	$(21,149)	(482,835)	(565,422)	(497,192)

(Statement continues on next page)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)	Citigroup Inc. and Subsidiaries

	Year ended December 31
	Amounts			Shares
In millions of dollars, except shares in thousands	2007	2006	2005	2007	2006	2005
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(3,700)	$(2,532)	$(304)
Adjustment to opening balance, net of taxes (4)	149	—	—
Adjusted balance, beginning of period	$(3,551)	$(2,532)	$(304)
Net change in unrealized gains and losses on investment securities, net of taxes	(621)	(141)	(1,549)
Net change in cash flow hedges, net of taxes	(3,102)	(673)	439
Net change in foreign currency translation adjustment, net of taxes	2,024	1,294	(980)
Pension liability adjustment, net of taxes (5)	590	(1)	(138)
Adjustments to initially apply SFAS 158, net of taxes	—	(1,647)	—
Net change in Accumulated other comprehensive income (loss)	$(1,109)	$(1,168)	$(2,228)
Balance, end of year	$(4,660)	$(3,700)	$(2,532)
Total common stockholders’ equity and common shares outstanding	$113,598	$118,783	$111,412	4,994,581	4,911,994	4,980,224
Total stockholders’ equity	$113,598	$119,783	$112,537
Comprehensive income
Net income	$3,617	$21,538	$24,589
Net change in Accumulated other comprehensive income (loss)	(1,109)	(1,168)	(2,228)
Comprehensive income	$2,508	$20,370	$22,361

(1)	The adjustment to the opening balance of Retained earnings represents the total of the after-tax gain (loss) amounts for the adoption of the following accounting pronouncements:

•	SFAS 157 for $75 million,
•	SFAS 159 for $(99) million,
•	FSP 13-2 for $(148) million, and
•	FIN 48 for $(14) million.

See Notes 1 and 26 to the Consolidated Financial Statements on pages 111 and 167, respectively.

(2)	Common dividends declared were $0.54 per share in the first, second, third, and fourth quarters of 2007, $0.49 per share in the first, second, third, and fourth quarters of 2006, and $0.44 cents per share in the first, second, third and fourth quarters of 2005.
(3)	All open market repurchases were transacted under an existing authorized share repurchase plan. On April 14, 2005, the Board of Directors authorized up to an additional $15 billion in share repurchases. Additionally, on April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.
(4)	The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities as well as several miscellaneous items previously reported in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The related unrealized gains and losses were reclassified to Retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Notes 1 and 26 to the Consolidated Financial Statements on pages 111 and 167 for further discussions.
(5)	In 2007, reflects changes in the funded status of the Company’s pension and postretirement plans, as required by SFAS 158. In 2006 and 2005, reflects additional minimum liability, as required by SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87), related to unfunded or book reserve plans, such as the U.S. nonqualified pension plans and certain foreign plans.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries

	Year ended December 31
In millions of dollars	2007	2006 (1)	2005 (1)
Cash flows from operating activities of continuing operations
Net income	$3,617	$21,538	$24,589
Income from discontinued operations, net of taxes	—	150	630
Gain on sale, net of taxes	—	139	4,202
Cumulative effect of accounting change, net of taxes	—	—	(49)
Income from continuing operations	$3,617	$21,249	$19,806
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	$369	$287	$274
Additions to deferred policy acquisition costs	(482)	(381)	(382)
Depreciation and amortization	2,421	2,503	2,318
Deferred tax (benefit) provision	(4,256)	90	(181)
Provision for credit losses	17,574	6,988	8,179
Change in trading account assets	(62,798)	(98,105)	(16,399)
Change in trading account liabilities	20,893	24,779	(13,986)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	38,143	(65,353)	(16,725)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	(56,983)	106,843	33,808
Change in brokerage receivables net of brokerage payables	(15,529)	12,503	17,236
Realized gains from sales of investments	(1,168)	(1,791)	(1,962)
Change in loans held-for-sale	(30,649)	(1,282)	(1,560)
Other, net	17,418	(8,483)	1,616
Total adjustments	$(75,047)	$(21,402)	$12,236
Net cash (used in) provided by operating activities of continuing operations	$(71,430)	$(153)	$32,042
Cash flows from investing activities of continuing operations
Change in deposits with banks	$(17,216)	$(10,877)	$(5,084)
Change in loans	(361,934)	(356,062)	(291,000)
Proceeds from sales and securitizations of loans	273,464	253,176	245,335
Purchases of investments	(274,426)	(296,124)	(203,023)
Proceeds from sales of investments	211,753	86,999	82,603
Proceeds from maturities of investments	121,346	121,111	97,513
Other investments, primarily short-term, net	—	—	148
Capital expenditures on premises and equipment	(4,003)	(4,035)	(3,724)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	4,253	1,606	17,611
Business acquisitions	(15,614)	—	(602)
Net cash used in investing activities of continuing operations	$(62,377)	$(204,206)	$(60,223)
Cash flows from financing activities of continuing operations
Dividends paid	$(10,778)	$(9,826)	$(9,188)
Issuance of common stock	1,060	1,798	1,400
Redemption of preferred stock, net	(1,000)	(125)	—
Treasury stock acquired	(663)	(7,000)	(12,794)
Stock tendered for payment of withholding taxes	(951)	(685)	(696)
Issuance of long-term debt	118,496	113,687	68,852
Payments and redemptions of long-term debt	(65,517)	(46,468)	(52,364)
Change in deposits	93,422	121,203	27,713
Change in short-term borrowings	10,425	33,903	10,163
Net cash provided by financing activities of continuing operations	$144,494	$206,487	$33,086
Effect of exchange rate changes on cash and cash equivalents	$1,005	$645	$(1,840)
Discontinued operations
Net cash provided by (used in) discontinued operations	$—	$109	$(46)
Change in cash and due from banks	$11,692	$2,882	$3,019
Cash and due from banks at beginning of period	$26,514	$23,632	$20,613
Cash and due from banks at end of period	$38,206	$26,514	$23,632
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$5,923	$9,230	$8,621
Cash paid during the year for interest	72,732	51,472	32,081
Non-cash investing activities
Transfers to repossessed assets	$2,287	$1,414	$1,268

(1)	Reclassified to conform to the current period’s presentation.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citibank, N.A. and Subsidiaries

	December 31
In millions of dollars, except shares	2007	2006
Assets
Cash and due from banks	$28,966	$18,917
Deposits with banks	57,216	38,377
Federal funds sold and securities purchased under agreements to resell	23,563	9,219
Trading account assets (including $22,716 and $117 pledged to creditors at December 31, 2007 and December 31, 2006, respectively)	215,454	103,945
Investments (including $3,099 and $1,953 pledged to creditors at December 31, 2007 and December 31, 2006, respectively)	150,058	215,222
Loans, net of unearned income	644,597	558,952
Allowance for loan losses	(10,659)	(5,152)
Total loans, net	$633,938	$553,800
Goodwill	19,294	13,799
Intangible assets	11,007	6,984
Premises and equipment, net	8,191	7,090
Interest and fees receivable	8,958	7,354
Other assets	95,070	44,790
Total assets	$1,251,715	$1,019,497
Liabilities
Non-interest-bearing deposits in U.S. offices	$41,032	$38,663
Interest-bearing deposits in U.S. offices	186,080	167,015
Non-interest-bearing deposits in offices outside the U.S.	38,775	31,169
Interest-bearing deposits in offices outside the U.S.	516,517	428,896
Total deposits	$782,404	$665,743
Trading account liabilities	59,472	43,136
Purchased funds and other borrowings	74,112	73,081
Accrued taxes and other expenses	12,752	10,777
Long-term debt and subordinated notes	184,317	115,833
Other liabilities	39,352	37,774
Total liabilities	$1,152,409	$946,344
Stockholder’s equity
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	$751	$751
Surplus	69,135	43,753
Retained earnings	31,915	30,358
Accumulated other comprehensive income (loss) (1)	(2,495)	(1,709)
Total stockholder’s equity	$99,306	$73,153
Total liabilities and stockholder’s equity	$1,251,715	$1,019,497

(1)	Amounts at December 31, 2007 and December 31, 2006 include the after-tax amounts for net unrealized gains (losses) on investment securities of ($1.262) billion and ($119) million, respectively, for foreign currency translation of $1.687 billion and ($456) million, respectively, for cash flow hedges of ($2.085) billion and ($131) million, respectively, and for pension liability adjustments of ($835) million and ($1.003) billion, respectively, of which ($886) million relates to the initial adoption of SFAS 158 at December 31, 2006.

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

Citibank, N.A.

Citibank, N.A. is a commercial bank and wholly-owned subsidiary of Citigroup Inc. Citibank’s principal offerings include consumer finance, mortgage lending, and retail banking products and services; investment banking, commercial banking, cash management, trade finance and e-commerce products and services; and private banking products and services.

The Company includes a balance sheet and statement of changes in stockholder’s equity for Citibank, N.A. to provide information about this entity to shareholders and international regulatory agencies. (See Note 30 to the Consolidated Financial Statements on page 181.)

Variable Interest Entities

An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities (revised December 2003)” (FIN 46-R), which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity.

In addition, as specified in FIN 46-R, a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

Along with the VIEs that are consolidated in accordance with these guidelines, the Company has significant variable interests in other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, certain collateralized debt obligations (CDOs), many structured finance transactions, and various investment funds.

However, these VIEs as well as all other unconsolidated VIEs are regularly monitored by the Company to determine if any reconsideration events have occurred that could cause its primary beneficiary status to change. These events include:

•	Additional purchases or sales of variable interests by Citigroup or an unrelated third party, which cause Citigroup’s overall variable interest ownership to change,
•	Changes in contractual arrangements in a manner that reallocate expected losses and residual returns among the variable interest holders,
•	Providing support to an entity that results in an implicit variable interest.

All other entities not deemed to be VIEs with which the Company has involvement are evaluated for consolidation under Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” and SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries” (SFAS 94).

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using year-end spot foreign exchange rates. Revenues and expenses are translated monthly at amounts that approximate weighted average exchange rates, with resulting gains and losses included in income. The effects of translating income with a functional currency other than the U.S. dollar are included in stockholders’ equity along with related hedge and tax effects. The effects of translating income with the U.S. dollar as the functional currency, including those in highly inflationary environments, are included in other revenue along with the related hedge effects. Hedges of foreign currency exposures include forward currency contracts and designated issues of non-U.S. dollar debt.

Investment Securities

Investments include fixed income and equity securities. Fixed income instruments include bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities that are subject to prepayment risk. Equity securities include common and nonredeemable preferred stocks. Investment securities are classified and accounted for as follows:

•

Fixed income securities classified as “held to maturity” represent securities that the Company has both the ability and the intent to hold until maturity, and are carried at amortized cost. Interest and dividend income on such securities is included in Interest revenue.

•

Fixed income securities and marketable equity securities classified as “available-for-sale” are carried at fair value with changes in fair value reported in a separate component of stockholders’ equity, net of applicable income taxes. As set out in Note 16 on page 143, declines in fair value that are determined to be other than temporary are recorded in earnings immediately. Realized gains and losses on sales are included in income on a specific identification cost basis, and interest and dividend income on such securities is included in Interest revenue.

•

Venture capital investments held by Citigroup’s private equity subsidiaries are carried at fair value with changes in fair value reported in Other revenue. These subsidiaries include entities registered as Small Business Investment Companies and engage exclusively in venture-capital activities.

•

Certain investments in non-marketable equity securities and certain investments that would otherwise have been accounted for using the equity method are carried at fair value, since the Company has elected to apply fair value accounting in accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Changes in fair value of such investments are recorded in earnings.

•	Certain non-marketable equity securities are carried at cost and periodically assessed for other-than-temporary impairment, as set out in Note 16 on page 143.

For investments in fixed-income securities classified as held-to-maturity or available-for-sale, accrual of interest income is suspended for investments that are in default or on which it is likely that future interest payments will not be made as scheduled. Fixed-income instruments subject to prepayment risk are accounted for using the retrospective method, where the principal amortization and effective yield are recalculated each period based on actual historical and projected future cash flows.

The Company uses a number of valuation techniques for investments carried at fair value, which are described in Note 26 on page 167.

Trading Account Assets and Liabilities

Trading account assets include debt and marketable equity securities, derivatives in a receivable position, residual interests in securitizations and physical commodities inventory. In addition (as set out in Note 26 on page 167), certain assets that Citigroup has elected to carry at fair value under SFAS 159, such as loans and purchased guarantees, are also included in Trading account assets.

Trading account liabilities include securities sold, not yet purchased (short positions), and derivatives in a net payable position, as well as certain liabilities that Citigroup has elected to carry at fair value under SFAS 159 or SFAS 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155) (as set out in Note 26 on page 167).

Other than physical commodities inventory, all trading account assets and liabilities are carried at fair value. Revenues generated from trading assets and trading liabilities are generally reported in Principal transactions and include realized gains and losses as well as unrealized gains and losses resulting from changes in the fair value of such instruments. Interest income on trading assets is recorded in Interest revenue reduced by interest expense on trading liabilities.

Physical commodities inventory is carried at the lower of cost or market (LOCOM) with related gains or losses reported in Principal transactions. Realized gains and losses on sales of commodities inventory are included in Principal transactions on a “first in, first out” basis.

Derivatives used for trading purposes include interest rate, currency, equity, credit, and commodity swap agreements, options, caps and floors,

warrants, and financial and commodity futures and forward contracts. Derivative asset and liability positions are presented net by counterparty on the Consolidated Balance Sheet when a valid master netting agreement exists and the other conditions set out in FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (FIN 39) are met.

The Company uses a number of techniques to determine the fair value of trading assets and liabilities, all of which are described in Note 26 on page 167.

Securities Borrowed and Securities Loaned

Securities borrowing and lending transactions generally do not constitute a sale of the underlying securities for accounting purposes, and so are treated as collateralized financing transactions. Such transactions are recorded at the amount of cash advanced or received plus accrued interest. As set out in Note 26 on page 167, the Company has elected under SFAS 159 to apply fair value accounting to a small number of securities borrowing and lending transactions. Irrespective of whether the Company has elected fair-value accounting, fees paid or received for all securities lending and borrowing transactions are recorded in Interest expense or Interest revenue at the contractually specified rate.

Where the conditions of FIN 39 are met, amounts recognized in respect of securities borrowed and securities loaned are presented net on the Consolidated Balance Sheet.

With respect to securities borrowed or loaned, the Company pays or receives cash collateral in an amount in excess of the market value of securities borrowed or loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis with additional collateral received or paid as necessary.

As described in Note 26 on page 167, the Company uses a discounted cash-flow technique to determine the fair value of securities lending and borrowing transactions.

Repurchase and Resale Agreements

Securities sold under agreements to repurchase (repos) and securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities, and so are treated as collateralized financing transactions. As set out in Note 26 on page 167, the Company has elected to apply fair-value accounting to a majority of such transactions, with changes in fair-value reported in earnings. Any transactions for which fair-value accounting has not been elected are recorded at the amount of cash advanced or received plus accrued interest. Irrespective of whether the Company has elected fair-value accounting, interest paid or received on all repo and reverse repo transactions is recorded in Interest expense or Interest revenue at the contractually specified rate.

Where the conditions of FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements” (FIN 41), are met, repos and reverse repos are presented net on the Consolidated Balance Sheet.

The Company’s policy is to take possession of securities purchased under agreements to resell. The market value of securities to be repurchased and resold is monitored, and additional collateral is obtained where appropriate to protect against credit exposure.

As described in Note 26 on page 167, the Company uses a discounted cash flow technique to determine the fair value of repo and reverse repo transactions.

Loans and Leases

Loans are reported at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to income over the lives of the related loans.

As set out in Note 26 on page 167, the Company has elected fair value accounting under SFAS 159 and SFAS 155 for certain loans. Such loans are carried at fair value with changes in fair value reported in earnings. Interest income on such loans is recorded in Interest revenue at the contractually specified rate.

Loans for which the fair value option has not been elected under SFAS 159 or SFAS 155 are classified upon origination or acquisition as either held-for-investment or held-for-sale. This classification is based on management’s intent and ability with regard to those loans.

Substantially all of the consumer loans sold or securitized by Citigroup are U.S. prime mortgage loans or U.S. credit card receivables. The practice of the U.S. prime mortgage business has been to sell all of its loans except for nonconforming adjustable rate loans. U.S. prime mortgage conforming loans are classified as held-for-sale at the time of origination. The related cash flows are classified in the Consolidated Statement of Cash Flows in the cash flows from operating activities category on the line “Change in loans held-for-sale.”

U.S. credit card receivables are classified at origination as loans-held-for sale to the extent that management does not have the intent to hold the receivables for the foreseeable future or until maturity. The U.S. credit card securitization forecast for the three months following the latest balance sheet date is the basis for the amount of such loans classified as held-for-sale. Cash flows related to U.S. credit card loans classified as held-for-sale at origination or acquisition are reported in the cash flows from operating activities category on the line “Change in loans held-for-sale.”

Loans that are held-for-investment are classified as Loans, net of unearned income on the Consolidated Balance Sheet, and the related cash flows are included within the cash flows from investing activities category in the Consolidated Statement of Cash Flows on the line “Changes in loans.” However, when the initial intent for holding a loan has changed from held-for-investment to held-for-sale, the loan is reclassified to held-for-sale, but the related cash flows continue to be reported in cash flows from investing activities in the Consolidated Statement of Cash Flows on the line “Proceeds from sales and securitizations of loans.”

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

In certain consumer businesses in the U.S., secured real estate loans are written down to the estimated value of the property, less costs to sell, at the earlier of the receipt of title or 12 months in foreclosure (a process that must commence when payments are 120 days contractually past due). Closed-end loans secured by non-real-estate collateral are written down to the estimated value of the collateral, less costs to sell, at 180 days contractually past due. Unsecured loans (both open-and closed-end) are charged off at 180 days contractually past due and 180 days from the last payment, but in no event can these loans exceed 360 days contractually past due.

Unsecured loans in bankruptcy are charged off within 30 days of notification of filing by the bankruptcy court or within the contractual write-off periods, whichever occurs earlier. In CitiFinancial, unsecured loans in bankruptcy are charged off when they are 30 days contractually past due.

U.S. Commercial Business includes loans and leases made principally to small- and middle-market businesses. U.S. Commercial Business loans are placed on a non-accrual basis when it is determined that the payment of interest or principal is doubtful or when payments are past due for 90 days or more, except when the loan is well secured and in the process of collection.

Corporate Loans

Corporate loans represent loans and leases managed by CMB. Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined that the payment of interest or principal is doubtful, or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired corporate loans and leases are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans and leases, where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment, are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

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

Loans Held-for-Sale

Corporate and consumer loans that have been identified for sale are classified as loans held-for-sale included in Other assets. With the exception of certain mortgage loans for which the fair-value option has been elected under SFAS 159, these loans are accounted for at the lower of cost or market value, with any write-downs or subsequent recoveries charged to Other revenue.

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

For Consumer loans (excluding Commercial Business loans), each portfolio of smaller-balance, homogeneous loans—including consumer mortgage, installment, revolving credit, and most other consumer loans—is collectively evaluated for impairment. The allowance for credit losses attributed to these loans is established via a process that estimates the probable losses inherent in the portfolio based upon various analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators including historical credit losses; delinquent, non-performing, and classified loans; trends in volumes and terms of loans; an evaluation of overall credit quality; the credit process, including lending policies and procedures; and economic, geographical, product and other environmental factors.

Allowance for Unfunded Lending Commitments

A similar approach to the allowance for loan losses is used for calculating a reserve for the expected losses related to unfunded loan commitments and standby letters of credit. This reserve is classified on the balance sheet in Other liabilities.

Mortgage Servicing Rights (MSRs)

Mortgage servicing rights (MSRs), which are included in Intangible assets in the Consolidated Balance Sheet, are recognized as assets when purchased or when the Company sells or securitizes loans acquired through purchase or origination and retains the right to service the loans.

With the Company’s electing to early-adopt SFAS 156 as of January 1, 2006, MSRs in the U.S. mortgage and student loan classes of servicing rights are accounted for at fair value, with changes in value recorded in current earnings. Upon electing the fair-value method of accounting for its MSRs, the Company discontinued the application of SFAS 133 fair-value hedge accounting, the calculation of amortization and the assessment of impairment for the MSRs. The MSR valuation allowance at the date of adoption of SFAS 156 was written off against the recorded value of the MSRs.

Prior to 2006, only the portion of the MSR portfolio that was hedged with instruments qualifying for hedge accounting under SFAS 133 was recorded at fair value. The remaining portion, which was hedged with instruments that did not qualify for hedge accounting under SFAS 133, was accounted for at the lower of cost or market. Servicing rights retained in the securitization of mortgage loans were measured by allocating the carrying value of the loans between the assets sold and the interests retained, based on the relative fair values at the date of securitization. MSRs were amortized using a proportionate cash flow method over the period of the related net positive servicing income to be generated from the various portfolios purchased or loans originated. Impairment of MSRs was evaluated on a disaggregated basis by type (i.e., fixed rate or adjustable rate) and by interest-rate band, which were believed to be the predominant risk characteristics of the Company’s servicing portfolio. Any excess of the carrying value of the capitalized servicing rights over the fair value by stratum was recognized through a valuation allowance for each stratum and charged to the provision for impairment on MSRs.

Additional information on the Company’s MSRs can be found in Note 23 to the Consolidated Financial Statements on page 156.

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

Intangible Assets

Intangible Assets—including core deposit intangibles, present value of future profits, purchased credit card relationships, other customer relationships, and other intangible assets, but excluding MSRs—are amortized over their estimated useful lives. Upon the adoption of SFAS 142, intangible assets deemed to have indefinite useful lives, primarily certain asset management contracts and trade names, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset.

Other Assets and Other Liabilities

Other assets includes, among other items, loans held-for-sale, deferred tax assets, equity-method investments, interest and fees receivable, premises and equipment, end-user derivatives in a net receivable position, repossessed assets, and other receivables.

Other liabilities includes, among other items, accrued expenses and other payables, deferred tax liabilities, minority interest, end-user derivatives in a net payable position, and reserves for legal, taxes, restructuring, unfunded lending commitments, and other matters.

Repossessed Assets

Upon repossession, loans are adjusted, if necessary, to the estimated fair value of the underlying collateral and transferred to repossessed assets. This is reported in Other assets, net of a valuation allowance for selling costs and net declines in value as appropriate.

Securitizations

The Company primarily securitizes credit card receivables and mortgages. Other types of securitized assets include corporate debt instruments (in cash and synthetic form), auto loans, and student loans.

There are two key accounting determinations that must be made relating to securitizations. First, in the case where Citigroup originated or owned the financial assets transferred to the securitization entity, a decision must be made as to whether that transfer is considered a sale under U.S. Generally Accepted Accounting Principles (GAAP). If it is a sale, the transferred assets are removed from the Company’s Consolidated Balance Sheet with a gain or loss recognized. Alternatively, when the transfer would be considered financing rather than a sale, the assets will remain on the Company’s

Consolidated Balance Sheet with an offsetting liability recognized in the amount of proceeds received.

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

Interests in the securitized and sold assets may be retained in the form of subordinated interest-only strips, subordinated tranches, spread accounts, and servicing rights. In credit card securitizations, the Company retains a seller’s interest in the credit card receivables transferred to the trusts, which is not in securitized form. Accordingly, the seller’s interest is carried on a historical cost basis and classified as Consumer loans. Retained interests in securitized mortgage loans and student loans are classified as Trading account assets, as are a majority of the retained interest in securitized credit card receivables. Certain other retained interests are recorded as available-for-sale investments, but servicing rights are included in Intangible Assets. However, since January 1, 2006, servicing rights are initially recorded at fair value. Gains or losses on securitization and sale depend in part on the previous carrying amount of the loans involved in the transfer and, prior to January 1, 2006, were allocated between the loans sold and the retained interests based on their relative fair values at the date of sale. Gains are recognized at the time of securitization and are reported in Other revenue.

The Company values its securitized retained interests at fair value using quoted market prices, if such positions are traded on an active exchange, or financial models that incorporate observable and unobservable inputs. More specifically, these models estimate the fair value of these retained interests by determining the present value of expected future cash flows, using modeling techniques that incorporate management’s best estimates of key assumptions, including prepayment speeds, credit losses, and discount rates, when observable inputs are not available. In addition, internally calculated fair values of retained interests are compared to recent sales of similar assets, if available.

Additional information on the Company’s securitization activities can be found in “Off-Balance-Sheet Arrangements” on page 85 and in Note 23 to the Consolidated Financial Statements on page 156.

Transfers of Financial Assets

For a transfer of financial assets to be considered a sale, the assets must have been isolated from the Company, even in bankruptcy or other receivership; the purchaser must have the right to sell the assets transferred or the purchaser must be a QSPE; and the Company may not have an option or any obligation to reacquire the assets. If these sale requirements are met, the assets are removed from the Company’s Consolidated Balance Sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, the assets remain on the Consolidated Balance Sheet, and the sale proceeds are recognized as the Company’s liability. A legal opinion on a sale is generally obtained for complex transactions or where the Company has continuing involvement with assets transferred or with the securitization entity. Those opinions must state that the asset transfer is considered a sale and that the assets transferred would not be consolidated with the Company’s other assets in the event of the Company’s insolvency.

See Note 23 to the Consolidated Financial Statements on page 156.

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

For fair value hedges, in which derivatives hedge the fair value of assets, liabilities, or firm commitments, changes in the fair value of derivatives are reflected in Other revenue, together with changes in the fair value of the related hedged item. These are expected to, and generally do, offset each other. Any net amount, representing hedge ineffectiveness, is reflected in current earnings. Citigroup’s fair value hedges are primarily hedges of fixed-rate long-term debt, and available-for-sale securities.

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating rate assets, liabilities, or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair values will not be included in current earnings but are reported in Accumulated other comprehensive income. These changes in fair value will be included in earnings of future periods when the hedged cash flows come into earnings. To the extent these derivatives are not effective, changes in their fair values are immediately included in Other revenue. Citigroup’s cash flow hedges primarily include hedges of floating rate debt, as well as rollovers of short-term fixed rate liabilities and floating-rate liabilities.

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

End-user derivatives that are economic hedges, rather than qualifying for SFAS 133 hedge accounting, are also carried at fair value, with changes in value included in Principal transactions or Other revenue. Citigroup often uses economic hedges when qualifying for hedge accounting would be too complex or operationally burdensome; examples are hedges of the credit risk component of commercial loans and loan commitments. Citigroup periodically evaluates its hedging strategies in other areas, such as mortgage servicing rights, and may designate either a qualifying hedge or economic hedge, after considering the relative cost and benefits. Economic hedges are also employed when the hedged item itself is marked to market through current earnings, such as hedges of commitments to originate one-to-four family mortgage loans to be held-for-sale and MSRs.

For those hedge relationships that are terminated or when hedge designations are removed, the hedge accounting treatment described in the paragraphs above is no longer applied. The end-user derivative is terminated or transferred to the trading account. For fair-value hedges, any changes in the fair value of the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash-flow hedges, any changes in fair-value of the end-user derivative remain in Accumulated other comprehensive income and are included in earnings of future periods when the hedged cash flows impact earnings. However, if the hedged forecasted transaction is no longer likely to occur, any changes in fair value of the end-user derivative are immediately reflected in Other revenue.

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

On January 1, 2003, the Company adopted the fair value provisions of SFAS 123. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which replaced the existing SFAS 123 and APB 25. See “Accounting Changes” below.

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

The Company implemented FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. See “Accounting Changes” below.

The Company treats interest and penalties on income taxes as a component of Income tax expense.

Deferred taxes are recorded for the future consequences of events that have been recognized for financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.

See Note 11 to the Consolidated Financial Statements on page 139 for a further description of the Company’s provision and related income tax assets and liabilities.

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

Use of Estimates

Management must make estimates and assumptions that affect the consolidated Financial Statements and the related footnote disclosures. Such estimates are used in connection with certain fair value measurements. See Note 26 on page 167 for further discussions on estimates used in the determination of fair value. The Company also uses estimates in determining consolidation decisions for special purpose entities as discussed in Note 23 on page 156. Moreover, estimates are significant in determining the amounts of other-than-temporary impairments, impairments of goodwill and other intangible assets, provisions for potential losses that may arise from credit-related exposures and probable and estimable losses related to litigation and regulatory proceedings in accordance with SFAS No. 5, “Accounting for Contingencies,” and tax reserves in accordance with SFAS No. 109, “Accounting for Income Taxes,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” While management makes its best judgment, actual amounts or results could differ from those estimates. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

ACCOUNTING CHANGES

Fair Value Measurements (SFAS 157)

Adoption of SFAS 157—Fair Value Measurements

The Company elected to early-adopt SFAS No. 157, “Fair Value Measurements” (SFAS 157), as of January 1, 2007. SFAS 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1–Quoted prices for identical instruments in active markets.
•

Level 2–Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3–Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

For some products or in certain market conditions, observable inputs may not always be available. For example, during the market dislocations that occurred in the second half of 2007, certain markets became illiquid, and some key observable inputs used in valuing certain exposures were unavailable. When and if these markets are liquid, the valuation of these exposures will use the related observable inputs available at that time from these markets.

Under SFAS 157, Citigroup is required to take into account its own credit risk when measuring the fair value of derivative positions as well as the other liabilities for which fair value accounting has been elected under SFAS 155 and SFAS 159. The adoption of SFAS 157 has also resulted in some other changes to the valuation techniques used by Citigroup when determining fair value, most notably the changes to the way that the probability of default of a counterparty is factored in and the elimination of a derivative valuation adjustment which is no longer necessary under SFAS 157. The cumulative effect at January 1, 2007, of making these changes was a gain of $250 million after-tax ($402 million pre-tax), or $0.05 per diluted share, which was recorded in the first quarter of 2007 earnings within the Securities and Banking business.

SFAS 157 also precludes the use of block discounts for instruments traded in an active market, which were previously applied to large holdings of publicly traded equity securities, and requires the recognition of trade-date gains after consideration of all appropriate valuation adjustments related to certain derivative trades that use unobservable inputs in determining their fair value. Previous accounting guidance allowed the use of block discounts in certain circumstances and prohibited the recognition of day-one gains on certain derivative trades when determining the fair value of instruments not traded in an active market. The cumulative effect of these changes resulted in an increase to January 1, 2007 retained earnings of $75 million.

Fair Value Option (SFAS 159)

In conjunction with the adoption of SFAS 157, the Company early-adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), as of January 1, 2007. SFAS 159 provides an option on an instrument-by-instrument basis for most financial assets and liabilities to be reported at fair value with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that resulted prior to its adoption from being required to apply fair value accounting to certain economic hedges (e.g., derivatives) while having to measure the assets and liabilities being economically hedged using an accounting method other than fair value.

Under the SFAS 159 transition provisions, the Company elected to apply fair value accounting to certain financial instruments held at January 1, 2007 with future changes in value reported in earnings. The adoption of SFAS 159 resulted in a decrease to January 1, 2007 retained earnings of $99 million.

See Note 26 on page 167 for additional information.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than 50% likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. Citigroup adopted this Interpretation as of January 1, 2007. The adoption of FIN 48 resulted in a reduction to 2007 opening retained earnings of $14 million.

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

Accounting for Defined Benefit Pensions and Other Postretirement Benefits

As of December 31, 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Benefits” (SFAS 158). In accordance with this standard, Citigroup recorded the funded status of each of its defined benefit pension and postretirement plans as an asset or liability on its Consolidated Balance Sheet with a corresponding offset, net of taxes, recorded in Accumulated other comprehensive income (loss) within Stockholders’ Equity, resulting in an after-tax decrease in equity of $1.647 billion. See Note 9 on page 132.

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

The Company adopted this standard by using the modified prospective approach. Beginning January 1, 2006, Citigroup recorded incremental expense for stock options granted prior to January 1, 2003 (the date the Company adopted SFAS 123). That expense will equal the remaining unvested portion of the grant date fair value of those stock options, reduced by estimated forfeitures. The Company recorded the remaining incremental compensation expense of $11 million pretax during the year.

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

The impact to 2006 was a charge of $648 million ($398 million after-tax) for the immediate expensing of awards granted to retirement-eligible employees in January 2006, and $824 million ($526 million after-tax) for the accrual of the awards that were granted in January 2007. The Company has changed the plan’s retirement eligibility provisions effective with the January 2007 awards, which affected the amount of the accrual in 2006.

In adopting SFAS 123(R), the Company began to recognize compensation expense for restricted or deferred stock awards net of estimated forfeitures. Previously, the effects of forfeitures were recorded as they occurred.

On January 1, 2003, the Company adopted the fair-value recognition provisions of SFAS 123, prospectively for all awards granted, modified, or settled after December 31, 2002. This was in effect until December 31, 2005, after which the Company adopted SFAS 123(R) as outlined above. The prospective method is one of the adoption methods provided for under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148) issued in December 2002. SFAS 123(R) requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period (which is generally equal to the vesting period). For stock options, the compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. Similar to APB 25 (the alternative method of accounting), under SFAS 123(R), an offsetting increase to stockholders’ equity is recorded equal to the amount of compensation expense. Earnings per share dilution is recognized as well.

The Company has made changes to various stock-based compensation plan provisions for future awards. For example, in January 2005, the Company largely moved from granting stock options to granting restricted and deferred stock awards, unless participants elect to receive all or a portion of their award in the form of stock options. Thus, the majority of management options granted since 2005 were due to stock option elections and carried the same vesting period as the restricted or deferred stock awards in lieu of which they were granted (ratably, over four years). Stock options granted in 2003 and 2004 have three-year vesting periods and six-year terms. In addition, the sale of underlying shares acquired upon the exercise of options granted since January 1, 2003 is restricted for a two-year period. Pursuant to a stock ownership commitment, senior executives are generally required to retain 75% of the shares they own and acquire from the Company over the term of their employment. Options granted in 2003 and thereafter do not have a reload feature; however, reload options received upon the exercise of options granted prior to January 1, 2003 (and subsequent reload options stemming from such grants) retain a reload feature.

See Note 8 to the Company’s Consolidated Financial Statements on page 129.

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

The impact of adopting FIN 47 was an increase to total liabilities and total assets of $150 million and $122 million, respectively. The increase in total assets is net of an increase in accumulated depreciation of $52 million. In addition, a $49 million after-tax ($80 million pretax) charge to earnings, which was reported on the Consolidated Statement of Income as the cumulative effect of an accounting change, was recorded in the fourth quarter of 2005.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

SEC Staff Guidance on Loan Commitments Recorded at Fair Value through Earnings

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), which requires that the fair value of a written loan commitment that is marked to market through earnings should include the future cash flows related to the loan’s servicing rights. However, the fair value measurement of a written loan commitment still must exclude the expected net cash flows related to internally developed intangible assets (such as customer relationship intangible assets).

SAB 109 applies to two types of loan commitments: (1) written mortgage loan commitments for loans that will be held-for-sale when funded that are marked to market as derivatives under FAS 133 (derivative loan commitments); and (2) other written loan commitments that are accounted for at fair value through earnings under Statement 159’s fair-value election.

SAB 109 supersedes SAB 105, which applied only to derivative loan commitments and allowed the expected future cash flows related to the associated servicing of the loan to be recognized only after the servicing asset had been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB 109 will be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.

The Company is currently evaluating the potential impact of adopting this SAB.

Business Combinations

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (SFAS 141(R)), which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS 141, “Business Combinations”. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS 141(R) are: (1) acquisition and restructuring costs are now expensed; (2) stock consideration is measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from a contract and noncontractual contingencies that meet the more-likely-than-not recognition threshold are measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings. Noncontractual contingencies that do not meet the more-likely-than-not criteria continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets & liabilities, including the minority interest portion and goodwill is recorded as if a 100% interest was acquired.

SFAS 141(R) is effective for Citigroup on January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement.

Noncontrolling Interests in Subsidiaries

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries (that is, minority interests) in consolidated financial statements and for the loss of control of subsidiaries.

SFAS 160 requires: (1) the equity interest of noncontrolling shareholders, partners, or other equity holders in subsidiaries to be accounted for and presented in equity, separately from the parent shareholder’s equity, rather than as liabilities or as “mezzanine” items between liabilities and equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

SFAS 160 is effective for Citigroup on January 1, 2009. Early application is not allowed. The Company is currently evaluating the potential impact of adopting this statement.

Sale with Repurchase Financing Agreements

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-d, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” The objective of this FSP is to provide implementation guidance on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions.

Current practice records the transfer as a sale and the repurchase agreement as a financing. The FSP requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset. The scope of this FSP is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another.

The FSP will be effective for Citigroup on January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the potential impact of adopting this FSP.

Accounting for Endorsement Split-Dollar Life Insurance Arrangements

In March 2007, the FASB ratified the consensus reached by the EITF on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (Issue 06-4). Issue 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. When the employer-policyholder maintains the insurance policy in force for the employee’s benefit during his or her retirement, the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the employer-policyholder provides the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in FAS 106 or Opinion 12 as appropriate.

Issue 06-4 is effective for years beginning after December 15, 2007, with earlier application encouraged. Citigroup will adopt it on January 1, 2008. The cumulative effect of adopting this issue is not expected to be material to Citigroup.

Investment Company Audit Guide (SOP 07-1)

In July 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (SOP 07-1), which was expected to be effective for fiscal years beginning on or after December 15, 2007. However, in February 2008, the FASB delayed the effective date indefinitely by issuing an FSP SOP 07-1-1, “Effective Date of AICPA Statement of Position 07-1.” SOP 07-1 sets forth more stringent criteria for qualifying as an investment company than does the predecessor Audit Guide. In addition, SOP 07-1 establishes new criteria for a parent company or equity method investor to retain investment company accounting in their consolidated financial statements. Investment companies record all their investments at fair value with changes in value reflected in earnings. The Company is currently evaluating the potential impact of adopting SOP 07-1.

Asset Transfers and Securitization Accounting

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

2. BUSINESS DEVELOPMENTS

STRATEGIC ACQUISITIONS

U.S.

Acquisition of ABN AMRO Mortgage Group

In 2007, Citigroup acquired ABN AMRO Mortgage Group (AAMG), a subsidiary of LaSalle Bank Corporation and ABN AMRO Bank N.V. AAMG is a national originator and servicer of prime residential mortgage loans. As part of this acquisition, Citigroup purchased approximately $12 billion in assets, including $3 billion of mortgage servicing rights, which resulted in the addition of approximately 1.5 million servicing customers. Results for AAMG are included within Citigroup’s U.S. Consumer Lending business from March 1, 2007 forward.

Acquisition of Old Lane Partners, L.P.

In 2007, the Company completed the acquisition of Old Lane Partners, L.P. and Old Lane Partners, GP, LLC (Old Lane). Old Lane is the manager of a global, multi-strategy hedge fund and a private equity fund with total assets under management and private equity commitments of approximately $4.5 billion. Results for Old Lane are included within Citi Alternative Investments (CAI), Citigroup’s integrated alternative investments platform, from July 2, 2007 forward.

Acquisition of Bisys

In 2007, the Company completed its acquisition of Bisys Group, Inc. (Bisys) for $1.47 billion in cash. In addition, Bisys’ shareholders received $18.2 million in the form of a special dividend paid by Bisys simultaneously. Citigroup completed the sale of the Retirement and Insurance Services Divisions of Bisys to affiliates of J.C. Flowers & Co. LLC, making the net cost of the transaction to Citigroup approximately $800 million. Citigroup retained the Fund Services and Alternative Investment services businesses of Bisys, which provides administrative services for hedge funds, mutual funds and private equity funds. Results for Bisys are included within Citigroup’s Transaction Services business from August 1, 2007 forward.

Acquisition of Automated Trading Desk

In 2007, Citigroup completed its acquisition of Automated Trading Desk (ATD), a leader in electronic market making and proprietary trading, for approximately $680 million ($102.6 million in cash and approximately 11.17 million shares of Citigroup common stock). ATD operates as a unit of Citigroup’s Global Equities business, adding a network of broker-dealer customers to Citigroup’s diverse base of institutional, broker-dealer and retail customers. Results for ATD are included within Citigroup’s Securities and Banking business from October 3, 2007 forward.

Japan

Nikko Cordial

Citigroup began consolidating Nikko Cordial’s financial results and the related minority interest under the equity method of accounting on May 9, 2007, when Nikko Cordial became a 61%-owned subsidiary. Citigroup later increased its ownership stake in Nikko Cordial to approximately 68%. Nikko Cordial results are included within Citigroup’s Securities and Banking, Smith Barney and International Consumer businesses.

On January 29, 2008, Citigroup completed the acquisition of the remaining Nikko Cordial shares that it did not already own, by issuing 175 million Citigroup common shares (approximately $4.4 billion based on the exchange terms) in exchange for those Nikko Cordial shares. The share exchange was completed following the listing of Citigroup’s common shares on the Tokyo Stock Exchange on November 5, 2007.

Latin America

Acquisition of Grupo Financiero Uno

In 2007, Citigroup completed its acquisition of Grupo Financiero Uno (GFU), the largest credit card issuer in Central America, and its affiliates.

The acquisition of GFU, with $2.2 billion in assets, expands the presence of Citigroup’s Latin America consumer franchise, enhances its credit card business in the region and establishes a platform for regional growth in Consumer Finance and Retail Banking. GFU has more than one million retail clients and operates a distribution network of 75 branches and more than 100 mini-branches and points of sale. The results for GFU are included within Citigroup’s International Cards and International Retail Banking businesses from March 5, 2007 forward.

Acquisition of Grupo Cuscatlan

In 2007, Citigroup completed the acquisition of the subsidiaries of Grupo Cuscatlan for $1.51 billion ($755 million in cash and 14.2 million shares of Citigroup common stock) from Corporacion UBC Internacional S.A. Grupo Cuscatlan is one of the leading financial groups in Central America, with assets of $5.4 billion, loans of $3.5 billion, and deposits of $3.4 billion. Grupo Cuscatlan has operations in El Salvador, Guatemala, Costa Rica, Honduras and Panama. The results of Grupo Cuscatlan are included from May 11, 2007 forward and are recorded in International Retail Banking.

Agreement to Establish Partnership with Quiñenco– Banco de Chile

In 2007, Citigroup and Quiñenco entered into a definitive agreement to establish a strategic partnership that combines Citigroup operations in Chile with Banco de Chile’s local banking franchise to create a banking and financial services institution with approximately 20% market share of the Chilean banking industry. The transaction closed on January 1, 2008.

Under the agreement, Citigroup contributed Citigroup’s Chilean operations and other assets, and acquired an approximate 32.96% stake in LQIF, a wholly owned subsidiary of Quiñenco that controls Banco de Chile, and is accounted for under the equity method of accounting. As part of the overall transaction, Citigroup also acquired the U.S. branches of Banco de Chile for approximately $130 million. Citigroup has entered into an agreement to acquire an additional 17.04% stake in LQIF for approximately $1 billion within three years. The new partnership calls for active participation by Citigroup in the management of Banco de Chile including board representation at both LQIF and Banco de Chile.

Asia

Acquisition of Bank of Overseas Chinese

In 2007, Citigroup completed its acquisition of Bank of Overseas Chinese (BOOC) in Taiwan for approximately $427 million. BOOC offers a broad suite of corporate banking, consumer and wealth management products and services to more than one million clients through 55 branches in Taiwan. This transaction will strengthen Citigroup’s presence in Asia, making it the largest international bank and 13th largest by total assets among all domestic Taiwan banks. Results for BOOC are included in Citigroup’s International Retail Banking, International Cards and Securities and Banking businesses from December 1, 2007 forward.

EMEA

Acquisition of Quilter

In 2007, the Company completed the acquisition of Quilter, a U.K. wealth advisory firm with over $10.9 billion of assets under management, from Morgan Stanley. Quilter has more than 18,000 clients and 300 staff located in 10 offices throughout the U.K., Ireland and the Channel Islands. Quilter’s results are included in Citigroup’s Smith Barney business from March 1, 2007 forward.

Acquisition of Egg

In 2007, Citigroup completed its acquisition of Egg Banking plc (Egg), one of the U.K.’s leading online financial services providers, from Prudential PLC for approximately $1.39 billion. Egg offers various financial products and services including online payment and account aggregation services, credit cards, personal loans, savings accounts, mortgages, insurance and investments. Results for Egg are included in Citigroup’s International Cards and International Retail Banking businesses from May 1, 2007 forward.

Purchase of 20% Equity Interest in Akbank

In 2007, Citigroup completed its purchase of a 20% equity interest in Akbank for approximately $3.1 billion and is accounted for under the equity method of accounting. Akbank, the second-largest privately owned bank by assets in Turkey, is a premier, full-service retail, commercial, corporate and private bank.

Sabanci Holding, a 34% owner of Akbank shares, and its subsidiaries have granted Citigroup a right of first refusal or first offer over the sale of any of their Akbank shares in the future. Subject to certain exceptions, including purchases from Sabanci Holding and its subsidiaries, Citigroup has otherwise agreed not to increase its percentage ownership in Akbank.

Acquisition of Federated Credit Card Portfolio and Credit Card Agreement With Federated Department Stores (Macy’s)

In 2005, Citigroup announced a long-term agreement with Federated Department Stores, Inc. (Macy’s) under which the companies partner to acquire and manage approximately $6.2 billion of Macy’s credit card receivables, including existing and new accounts, executed in three phases.

For the first phase, which closed in October 2005, Citigroup acquired Macy’s receivables under management, totaling approximately $3.3 billion. For the second phase, which closed in May 2006, additional Macy’s receivables totaling approximately $1.9 billion were transferred to Citigroup from the previous provider. For the final phase, in July 2006, Citigroup acquired the approximately $1.0 billion credit card receivable portfolio of The May Department Stores Company (May), which merged with Macy’s.

Citigroup paid a premium of approximately 11.5% to acquire these portfolios. The multi-year agreement also provides Macy’s the ability to participate in the portfolio performance, based on credit sales and certain other performance metrics.

The Macy’s and May credit card portfolios comprised a total of approximately 17 million active accounts.

Consolidation of Brazil’s CrediCard

In 2006, Citigroup and Banco Itau dissolved their joint venture in CrediCard, a Brazilian consumer credit card business. In accordance with the dissolution agreement, Banco Itau received half of CrediCard’s assets and customer accounts in exchange for its 50% ownership, leaving Citigroup as the sole owner of CrediCard.

Acquisition of First American Bank

In 2005, Citigroup completed the acquisition of First American Bank in Texas (FAB). The transaction established Citigroup’s retail branch presence in Texas, giving Citigroup 106 branches, $4.2 billion in assets and approximately 120,000 new customers in the state at the time of the transaction’s closing. The results of FAB are included in the Consolidated Financial Statements from March 2005 forward.

Divestiture of the Manufactured Housing Loan Portfolio

In 2005, Citigroup completed the sale of its manufactured housing loan portfolio, consisting of $1.4 billion in loans, to 21st Mortgage Corp. The Company recognized a $109 million after-tax loss ($157 million pretax) in the divestiture.

Divestiture of CitiCapital’s Transportation Finance Business

In 2005, the Company completed the sale of CitiCapital’s Transportation Finance Business based in Dallas and Toronto to GE Commercial Finance for total cash consideration of approximately $4.6 billion. The sale resulted in an after-tax gain of $111 million ($161 million pretax).

3. DISCONTINUED OPERATIONS

Sale of the Asset Management Business

On December 1, 2005, the Company completed the sale of substantially all of its Asset Management Business to Legg Mason, Inc. (Legg Mason) in exchange for Legg Mason’s broker-dealer and capital markets businesses, $2.298 billion of Legg Mason’s common and preferred shares (valued as of the closing date), and $500 million in cash. This cash was obtained via a lending facility provided by Citigroup CMB business. The transaction did not include Citigroup’s asset management business in Mexico, its retirement services business in Latin America (both of which are included in International Retail Banking) or its interest in the CitiStreet joint venture (which is included in Smith Barney). The total value of the transaction at the time of closing was approximately $4.369 billion, resulting in an after-tax gain to Citigroup of approximately $2.082 billion ($3.404 billion pretax, which was reported in discontinued operations).

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

On January 31, 2006, the Company completed the sale of its Asset Management Business within Bank Handlowy (an indirect banking subsidiary of Citigroup located in Poland) to Legg Mason. This transaction, which was originally part of the overall Asset Management Business sold to Legg Mason on December 1, 2005, was postponed due to delays in obtaining local regulatory approval. A gain from this sale of $18 million after-tax and minority interest ($31 million pretax and minority interest) was recognized in the first quarter of 2006 in discontinued operations.

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

Results for all of the businesses included in the Sale of the Asset Management Business, including the gain, are reported as discontinued operations for all periods presented. Prior to January 1, 2007, the changes in the market value of the Legg Mason common and preferred securities were included in the Consolidated Statement of Changes in Stockholders’ Equity within Accumulated other comprehensive income (net change in unrealized gains and losses on investment securities, net of taxes). Upon election of fair value accounting with the adoption of SFAS 159 as of January 1, 2007, the unrealized loss on these securities was reclassified to Retained earnings and the shares are included in Trading account assets with changes in fair value reported in Principal transactions. See Note 26 to the Consolidated Financial Statements on page 167 for additional information. Any effects on the Company’s current earnings related to these securities, such as dividend revenue and changes in fair value, are included in the results of Alternative Investments.

The following is summarized financial information for discontinued operations, including cash flows, related to the Sale of the Asset Management Business:

In millions of dollars	2007	2006	2005
Total revenues, net of interest expense	$—	$104	$4,599
Income (loss) from discontinued operations	$—	$(1)	$168
Gain on sale	—	104	3,404
Provision for income taxes and minority interest, net of taxes	—	24	1,382
Income from discontinued operations, net of taxes	$—	$79	$2,190

In millions of dollars	2007	2006	2005
Cash flows from operating activities	$—	$(1)	$(324)
Cash flows from investing activities	—	34	256
Cash flows from financing activities	—	—	—
Net cash provided by (used in) discontinued operations	$—	$33	$(68)

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

During the first quarter of 2006, $15 million of the total $657 million federal tax contingency reserve release was reported in discontinued operations as it related to the Life Insurance & Annuities Business sold to MetLife.

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

In addition, during the third quarter of 2006, a release of $42 million of deferred tax liabilities was reported in discontinued operations as it related to the Life Insurance & Annuities Business sold to MetLife.

Results for all of the businesses included in the Sale of the Life Insurance & Annuities Business are reported as discontinued operations for all periods presented.

Summarized financial information for discontinued operations, including cash flows, related to the Sale of the Life Insurance & Annuities Business is as follows:

In millions of dollars	2007	2006	2005
Total revenues, net of interest expense	$—	$115	$6,128
Income from discontinued operations	$—	$28	$740
Gain on sale	—	115	3,386
Provision (benefit) for income taxes	—	(23)	1,484
Income from discontinued operations, net of taxes	$—	$166	$2,642

In millions of dollars	2007	2006	2005
Cash flows from operating activities	$—	$1	$(2,989)
Cash flows from investing activities	—	75	2,248
Cash flows from financing activities	—	—	763
Net cash provided by (used in) discontinued operations	$—	$76	$22

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

In addition to the accounting policies outlined in Note 1 to the Consolidated Financial Statements on page 111, the following represents the policies specifically related to the Life Insurance & Annuities Business that was sold:

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

The Spin-Off of Travelers Property Casualty Corp. (TPC)

During 2006, releases from various tax contingency reserves were recorded as the IRS concluded their tax audits for the years 1999 through 2002. Included in these releases was $44 million related to Travelers Property Casualty Corp., which the Company spun off during 2002. This release has been included in the provision for income taxes in the results for discontinued operations.

Combined Results for Discontinued Operations

The following is summarized financial information for the Life Insurance & Annuities Business, Asset Management Business, and TPC:

In millions of dollars	2007	2006	2005
Total revenues, net of interest expense	$—	$219	$10,727
Income from discontinued operations	$—	$27	$908
Gain on sale	—	219	6,790
Provision (benefit) for income taxes and minority interest, net of taxes	—	(43)	2,866
Income from discontinued operations, net of taxes	$—	$289	$4,832

Cash Flows from Discontinued Operations

In millions of dollars	2007	2006	2005
Cash flows from operating activities	$—	$—	$(3,313)
Cash flows from investing activities	—	109	2,504
Cash flows from financing activities	—	—	763
Net cash (used in) discontinued operations	$—	$109	$(46)

4. BUSINESS SEGMENTS

Citigroup is a diversified bank holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The Company’s activities are conducted through the Global Consumer, Markets & Banking, Global Wealth Management, and Alternative Investments business segments.

The Global Consumer segment includes a global, full-service consumer franchise delivering a wide array of banking, lending, insurance and investment services through a network of local branches, offices, and electronic delivery systems.

The businesses included in the Company’s Markets & Banking segment provide corporations, governments, institutions, and investors in approximately 100 countries with a broad range of banking and financial products and services.

The Global Wealth Management segment is composed of the Smith Barney Private Client businesses, Citigroup Private Bank and Citigroup Investment Research. Smith Barney provides investment advice, financial planning and brokerage services to affluent individuals, companies, and non-profits. Private Bank provides personalized wealth management services for high-net-worth clients.

The Alternative Investments segment manages capital on behalf of Citigroup and third-party clients across five asset classes, including private equity, hedge funds, real estate, structured products and managed futures.

Corporate/Other includes net treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications (eliminations), the results of discontinued operations, the cumulative effect of accounting changes and unallocated taxes.

The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements on page 111.

The following table presents certain information regarding the Company’s continuing operations by segment:

	Revenues, net of interest expense (1)			Provision (benefit) for income taxes (2)			Income (loss) from continuing operations before cumulative effect of accounting change (1) (2) (3) (4)			Identifiable assets at year end
In millions of dollars, except identifiable assets in billions	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006
Global Consumer	$56,984	$50,299	$48,245	$2,627	$4,666	$4,904	$7,868	$12,056	$10,897	$745	$702
Markets & Banking	10,522	27,187	23,863	(5,216)	2,528	2,818	(5,253)	7,127	6,895	1,224	1,078
Global Wealth Management	12,986	10,177	8,684	1,034	703	715	1,974	1,444	1,244	104	66
Alternative Investments	2,103	2,901	3,430	431	706	950	672	1,276	1,437	73	12
Corporate/Other (5)	(897)	(949)	(580)	(1,077)	(502)	(309)	(1,644)	(654)	(667)	42	26
Total	$81,698	$89,615	$83,642	$(2,201)	$8,101	$9,078	$3,617	$21,249	$19,806	$2,188	$1,884

(1)	Includes total revenues, net of interest expense, in the U.S. of $36.5 billion, $49.5 billion, and $47.4 billion; in Mexico of $6.7 billion, $6.1 billion, and $5.3 billion; and in Japan of $5.2 billion, $3.5 billion, and $4.5 billion in 2007, 2006, and 2005, respectively. Figures exclude Alternative Investments and Corporate/Other, which largely operate within the U.S.
(2)	The effective tax rates for 2006 reflect the impact of the resolution of the Federal Tax Audit and the New York Tax Audits.
(3)	Includes pretax provisions (credits) for credit losses and for benefits and claims in the Global Consumer results of $17.0 billion, $7.6 billion, and $9.1 billion; in the Markets & Banking results of $1.4 billion, $359 million, and $(42) million; and in the Global Wealth Management results of $100 million, $24 million, and $29 million for 2007, 2006, and 2005, respectively. Corporate/Other recorded a pretax credit of $(1) million and $(2) million for 2007 and 2005, respectively, and a provision of $6 million for 2006. Includes pretax credit in the Alternative Investments results of $(13) million in 2006 and $(2) million in 2005.
(4)	For 2005, the Company recognized after-tax charges of $49 million for the cumulative effect of accounting change related to the adoption of FIN 47.
(5)	Corporate/Other reflects the restructuring charge, net of changes in estimates, of $1.5 billion for 2007. Of this total charge, $1 billion is attributable to Global Consumer; $299 million to Markets & Banking; $96 million to Global Wealth Management; $7 million to Alternative Investments; and $122 million to Corporate/Other. See Note 10 on page 138 for further discussion.

5. INTEREST REVENUE AND EXPENSE

For the years ended December 31, 2007, 2006, and 2005, respectively, interest revenue and expense consisted of the following:

In millions of dollars	2007	2006 (1)	2005 (1)
Interest revenue
Loan interest, including fees	$66,194	$54,864	$47,089
Deposits with banks	3,200	2,289	1,537
Federal funds sold and securities purchased under agreements to resell	18,354	14,199	9,790
Investments, including dividends	13,487	10,399	7,338
Trading account assets (2)	18,507	11,865	8,137
Other interest	4,725	2,881	2,031
Total interest revenue	$124,467	$96,497	$75,922
Interest expense
Deposits	$28,741	$21,657	$13,502
Trading account liabilities (2)	1,440	1,119	669
Short-term debt and other liabilities	30,392	22,257	14,597
Long-term debt	16,958	11,910	7,908
Total interest expense	$77,531	$56,943	$36,676
Net interest revenue	$46,936	$39,554	$39,246
Provision for loan losses	17,424	6,738	7,929
Net interest revenue after provision for loan losses	$29,512	$32,816	$31,317

(1)	Reclassified to conform to the current period’s presentation.
(2)	Interest expense on Trading account liabilities of Markets & Banking is reported as a reduction of interest revenue for Trading account assets.

6. COMMISSIONS AND FEES

Commissions and fees revenue includes charges to customers for credit and bank cards, including transaction-processing fees and annual fees; advisory, and equity and debt underwriting services; lending and deposit-related transactions, such as loan commitments, standby letters of credit, and other deposit and loan servicing activities; investment management-related fees, including brokerage services, and custody and trust services; and insurance fees and commissions.

The following table presents commissions and fees revenue for the years ended December 31:

In millions of dollars	2007	2006 (1)	2005 (1)
Investment banking	$5,228	$4,093	$3,456
Credit cards and bank cards	5,066	5,228	4,498
Smith Barney	3,265	2,958	2,326
Markets & Banking trading-related	2,706	2,464	2,295
Checking-related	1,258	1,033	997
Transaction services	1,166	859	739
Other Consumer	895	514	754
Nikko Cordial-related (2)	834	—	—
Loan servicing (3)	560	660	540
Primerica	455	399	374
Other Markets & Banking	295	243	346
Other	71	58	122
Corporate finance (4)	(667)	735	483
Total commissions and fees	$21,132	$19,244	$16,930

(1)	Reclassified to conform to the current period’s presentation.
(2)	Commissions and fees for Nikko Cordial have not been detailed due to unavailability of the information.
(3)	Includes fair value adjustments on mortgage servicing assets. The mark-to-market on the underlying economic hedges of the MSRs is included in Other revenue.
(4)	Includes write-downs of approximately $1.5 billion net of underwriting fees, on funded and unfunded highly leveraged finance commitments. Write-downs were recorded on all highly leveraged finance commitments where there was value impairment, regardless of funding date.

7. PRINCIPAL TRANSACTIONS

Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. The following table presents principal transactions revenue for the years ended December 31:

In millions of dollars	2007	2006 (1)	2005 (1)
Markets & Banking:
Fixed income (2)	$4,053	$5,593	$3,923
Credit products (3)	(21,805)	(744)	(75)
Equities (4)	818	870	271
Foreign exchange (5)	1,222	693	604
Commodities (6)	686	487	843
Total Markets & Banking	(15,026)	6,899	5,566
Global Consumer (7)	1,371	513	397
Global Wealth Management (7)	1,315	680	519
Alternative Investments (7)	(136)	(4)	9
Corporate/Other	397	(89)	165
Total principal transactions revenue	$(12,079)	$7,999	$6,656

(1)	Reclassified to conform to the current period’s presentation.
(2)	Includes revenues from government securities and corporate debt, municipal securities, preferred stock, mortgage securities, and other debt instruments. Also includes spot and forward trading of currencies and exchange-traded and over-the-counter (OTC) currency options, options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, financial futures, OTC options, and forward contracts on fixed income securities.
(3)	Includes revenues from structured credit products such as North America and Europe collateralized debt obligations. In 2007, losses recorded were related to subprime-related exposures in Markets & Banking’s lending and structuring business and exposures to super senior CDOs.
(4)	Includes revenues from common, preferred and convertible preferred stock, convertible corporate debt, equity-linked notes, and exchange-traded and OTC equity options and warrants.
(5)	Includes revenues from foreign exchange spot, forward, option and swap contracts, as well as translation gains and losses.
(6)	Primarily includes the results of Phibro Inc., which trades crude oil, refined oil products, natural gas, and other commodities.
(7)	Includes revenues from various fixed income, equities and foreign exchange transactions.

8. INCENTIVE PLANS

The Company has adopted a number of equity compensation plans under which it administers stock options, restricted or deferred stock and stock purchase programs. The award programs are used to attract, retain and motivate officers, employees and non-employee directors, to compensate them for their contributions to the Company, and to encourage employee stock ownership. The plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is composed entirely of independent non-employee directors. At December 31, 2007, approximately 238 million shares were authorized and available for grant under Citigroup’s stock incentive and stock purchase plans. In accordance with Citigroup practice, shares would be issued out of Treasury stock upon exercise or vesting.

The following table shows components of compensation expense relating to the Company’s stock-based compensation programs as recorded during 2007, 2006 and 2005:

In millions of dollars	2007	2006	2005
SFAS 123(R) charges for January 2006 awards to retirement-eligible employees	$—	$648	$—
SFAS 123(R) charges for estimated awards to retirement-eligible employees through January 2007 and 2008	467	824	—
Option expense	86	129	137
Amortization of MC LTIP awards (1)	18	—	—
Amortization of restricted and deferred stock awards (excluding MC LTIP) (2)	2,728	1,565	1,766
Total	$3,299	$3,166	$1,903

(1)	Management Committee Long-Term Incentive Plan (MC LTIP) was created in 2007.
(2)	Represents amortization of expense over the remaining life of all unvested restricted and deferred stock awards granted to all employees prior to 2006. The 2007 and 2006 periods also include amortization expense for all unvested awards to non-retirement-eligible employees on or after January 1, 2006. Amortization includes estimated forfeitures of awards.

Stock Award Programs

The Company, primarily through its Capital Accumulation Program (CAP), issues shares of Citigroup common stock in the form of restricted or deferred stock to participating officers and employees. For all stock award programs, during the applicable vesting period, the shares awarded cannot be sold or transferred by the participant, and the award is subject to cancellation if the participant’s employment is terminated. After the award vests, the shares become freely transferable (subject to the stock ownership commitment of senior executives). From the date of the award, the recipient of a restricted stock award can direct the vote of the shares and receive dividend equivalents. Recipients of deferred stock awards receive dividend equivalents, but cannot vote.

Stock awards granted in January 2007, 2006 and 2005 generally vest 25% per year over four years, except for awards to certain employees at Smith Barney that vest after two years and July 2007 Management Committee Long-Term Incentive Program awards (further described below) that vest in January 2010. Stock awards granted in 2003 and 2004 generally vested after a two- or three-year vesting period. CAP participants in 2007, 2006 and 2005 could elect to receive all or part of their award in stock options. The figures presented in the stock option program tables include options granted under CAP. Unearned compensation expense associated with the stock awards represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the full vesting period, except for those awards granted to retirement-eligible employees. As explained below, pursuant to SFAS 123(R), the charge to income for awards made to retirement-eligible employees is accelerated based on the dates the retirement rules are met.

CAP and certain other awards provide that participants who meet certain age and years of service conditions may continue to vest in all or a portion of the award without remaining employed by the Company during the entire vesting period, so long as they do not compete with Citigroup during that time. Beginning in 2006, awards to these retirement-eligible employees are recognized in the year prior to the grant in the same manner as cash incentive compensation is accrued. However, awards granted in January 2006 were required to be expensed in their entirety at the date of grant. Prior to 2006, all awards were recognized ratably over the stated vesting period. See Note 1 to the Consolidated Financial Statements on page 119 for the impact of adopting SFAS 123(R).

In 2003, special equity awards were issued to certain employees in the Markets & Banking, Global Wealth Management and Citigroup International businesses. These awards were fully vested in January 2006.

From 2003 to 2007, Citigroup granted restricted or deferred shares annually under the Citigroup Ownership Program (COP) to eligible employees. This program replaced the WealthBuilder, CitiBuilder, and Citigroup Ownership stock option programs. Under COP, eligible employees received either restricted or deferred shares of Citigroup common stock that vest after three years. The last award under this program was in 2007. Unearned compensation expense associated with the stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period, except for those awards granted to retirement-eligible employees. The charge to income for awards made to retirement-eligible employees is accelerated based on the dates the retirement rules are met.

On July 17, 2007, the Personnel and Compensation Committee of Citigroup’s Board of Directors approved the Management Committee Long-Term Incentive Program (MC LTIP), under the terms of the shareholder-approved 1999 Stock Incentive Plan. The MC LTIP provides members of the Citigroup Management Committee, including the CEO, CFO and the named executive officers in the Citigroup Proxy Statement, an opportunity to earn stock awards based on Citigroup’s performance. Each participant will receive an equity award that will be earned based on Citigroup’s performance for the period from July 1, 2007 to December 31, 2009. Three periods will be measured for performance (July 1, 2007 to December 31, 2007, full year 2008 and full year 2009). The ultimate value of the award will be based on Citigroup’s performance in each of these periods with respect to (1) total shareholder return versus Citigroup’s current key competitors and (2) publicly stated return on equity (ROE) targets measured at the end of each calendar year. If, in any of the three performance periods, Citigroup’s total shareholder return does not exceed the median performance of the peer group, the participants will not receive award shares for that period. The awards will generally vest after 30 months. In order to receive the shares, a participant generally must be a Citigroup employee on January 5, 2010. The total estimated pretax expense is approximately $107 million and will be amortized over the 30-month vesting/performance period. The final expense for each of the three calendar years will be adjusted based on the results of the ROE tests. No awards were earned for 2007 because performance targets were not met.

A summary of the status of Citigroup’s unvested stock awards as of December 31, 2007, and changes during the 12 months ended December 31, 2007, is presented below:

Unvested stock awards	Shares	Weighted average grant date fair value
Unvested at January 1, 2007	126,972,765	$47.94
Awards	89,012,986	$53.30
Cancellations	(8,738,508)	$50.59
Deletions	(621,417)	$50.62
Vestings (1)	(53,418,694)	$48.49
Unvested at December 31, 2007	153,207,132	$50.70

(1)	The weighted average market value of the vestings during 2007 was approximately $51.94 per share.

As of December 31, 2007, there was $3.1 billion of total unrecognized compensation cost related to unvested stock awards net of the forfeiture provision. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Stock Option Programs

The Company has a number of stock option programs for its non-employee directors, officers and employees. Generally, in 2007, 2006 and 2005, stock options were granted only to CAP participants who elected to receive stock options in lieu of restricted or deferred stock awards, and to non-employee directors who elected to receive their compensation in the form of a stock option grant. All stock options are granted on Citigroup common stock with exercise prices equal to the fair market value at the time of grant. Options granted from 2003 through 2007 have six-year terms; directors’ options vest after two years and all other options granted from January 2005 through 2007 typically vest 25% each year over four years. Options granted in 2004 and 2003 typically vest in thirds each year over three years, with the first vesting date occurring 17 months after the grant date. The sale of shares acquired through the exercise of employee stock options granted since January 2003 is restricted for a two-year period (and may be subject to the stock ownership commitment of senior executives thereafter). Prior to 2003, Citigroup options, including options granted since the date of the merger of Citicorp and Travelers Group, Inc., generally vested at a rate of 20% per year over five years, with the first vesting date occurring 12 to 18 months following the grant date. Certain options, mostly granted prior to January 1, 2003, permit an employee exercising an option under certain conditions to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months. Reload options may in turn be exercised using the reload method, given certain conditions. An option may not be exercised using the reload method unless the market price on the date of exercise is at least 20% greater than the option exercise price.

To further encourage employee stock ownership, the Company’s eligible employees participated in WealthBuilder, CitiBuilder, or the Citigroup Ownership Program. Options granted under the WealthBuilder and the Citigroup Ownership programs vest over a five-year period, and options granted under the CitiBuilder program vest after five years. These options did not have a reload feature. Options have not been granted under these programs since 2002.

Information with respect to stock option activity under Citigroup stock option plans for the years ended December 31, 2007, 2006, and 2005 is as follows:

	2007			2006			2005
	Options	Weighted average exercise price	Intrinsic value per share	Options	Weighted average exercise price	Intrinsic value per share	Options	Weighted average exercise price	Intrinsic value per share
Outstanding, beginning of period	212,067,917	$41.87	$13.83	277,255,935	$40.27	$ 8.26	330,910,779	$39.28	$ 8.90
Granted—original	2,178,136	$54.21	—	3,259,547	$48.87	—	5,279,863	47.45	—
Granted—reload	3,093,370	$52.66	—	12,530,318	$52.30	—	3,013,384	48.85	—
Forfeited or exchanged	(8,796,402)	$46.26	1.52	(14,123,110)	$45.57	3.36	(17,726,910)	44.29	2.33
Expired	(843,256)	$43.40	4.38	(2,021,955)	$44.87	4.06	(2,572,189)	47.70	—
Exercised	(34,932,643)	$36.62	11.16	(64,832,818)	$36.37	12.56	(41,648,992)	31.72	14.90
Outstanding, end of period	172,767,122	$43.08	$ —	212,067,917	$41.87	$13.83	277,255,935	$40.27	$ 8.26
Exercisable at end of period	165,024,814			179,424,900			221,497,294

The following table summarizes the information about stock options outstanding under Citigroup stock option plans at December 31, 2007:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average contractual life remaining	Weighted average exercise price	Number exercisable	Weighted average exercise price
$7.77–$9.99	1,627	3.6 years	$ 7.77	1,627	$ 7.77
$10.00–$19.99	226,701	1.4 years	$16.85	226,701	$16.85
$20.00–$29.99	13,703,748	0.8 years	$23.23	13,691,305	$23.23
$30.00–$39.99	28,842,465	2.0 years	$33.07	28,423,409	$33.08
$40.00–$49.99	107,890,017	2.8 years	$46.35	104,018,070	$46.29
$50.00–$56.83	22,102,564	2.6 years	$52.77	18,663,702	$52.65
	172,767,122	2.5 years	$43.08	165,024,814	$42.78

As of December 31, 2007, there was $16.8 million of total unrecognized compensation cost related to stock options; this cost is expected to be recognized over a weighted average period of 17 months.

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

	2007	2006	2005
Outstanding subscribed shares at beginning of year	—	—	7,112,678
Subscriptions entered into	—	—	—
Shares purchased	—	—	(4,498,358)
Canceled or terminated	—	—	(2,614,320)
Outstanding subscribed shares at end of year	—	—	—

Fair Value Assumptions

SFAS 123(R) requires that reload options be treated as separate grants from the related original grants. Pursuant to the terms of currently outstanding reloadable options, upon exercise of an option, if employees use previously owned shares to pay the exercise price and surrender shares otherwise to be received for related tax withholding, they will receive a reload option covering the same number of shares used for such purposes, but only if the market price on the date of exercise is at least 20% greater than the option exercise price. Reload options vest after six months and carry the same expiration date as the option that gave rise to the reload grant. The exercise price of a reload grant is the fair market value of Citigroup common stock on the date the underlying option is exercised. Reload options are intended to encourage employees to exercise options at an earlier date and to retain the shares acquired. The result of this program is that employees generally will exercise options as soon as they are able and, therefore, these options have shorter expected lives. Shorter option lives result in lower valuations. However, such values are expensed more quickly due to the shorter vesting period of reload options. In addition, since reload options are treated as separate grants, the existence of the reload feature results in a greater number of options being valued. Shares received through option exercises under the reload program, as well as certain other options, are subject to restrictions on sale.

Additional valuation and related assumption information for Citigroup option plans is presented below. Citigroup uses a lattice-type model to value stock options.

For options granted during	2007	2006	2005
Weighted average per share fair value, at December 31	$6.52	$6.59	$7.23
Weighted averaged expected life
Original grants	4.66 yrs.	4.57 yrs.	5.26 yrs.
Reload grants	1.86 yrs.	2.56 yrs.	3.29 yrs.
Valuation assumptions
Expected volatility	19.21%	20.15%	25.06%
Risk-free interest rate	4.79%	4.60%	3.66%
Expected dividend yield	4.03%	3.95%	3.35%
Expected annual forfeitures
Original and reload grants	7%	7%	7%

9. RETIREMENT BENEFITS

The Company has several non-contributory defined benefit pension plans covering substantially all U.S. employees in 2007 and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. qualified defined benefit plan provides benefits under a cash balance formula. However, employees satisfying certain age and service requirements remain covered by a prior final pay formula under that plan. In 2006, the Company announced that commencing January 1, 2008, the U.S. qualified pension plan would be frozen. Accordingly, no additional contributions would be credited to the cash balance plan for existing plan participants. However, employees still covered under the prior final pay plan will continue to accrue benefits. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States.

The following tables summarize the components of net expense recognized in the Consolidated Statement of Income and the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s U.S. qualified pension plan, postretirement plans and significant plans outside the United States. The Company uses a December 31 measurement date for the U.S. plans as well as the plans outside the United States.

Net Expense

	Pension plans						Postretirement benefit plans
	U.S. plans (1)			Plans outside U.S.			U.S. plans			Plans outside U.S.
In millions of dollars	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Benefits earned during the year	$301	$260	$257	$202	$164	$163	$1	$2	$2	$27	$21	$13
Interest cost on benefit obligation	641	630	599	318	274	261	59	61	63	75	65	48
Expected return on plan assets	(889)	(845)	(806)	(477)	(384)	(315)	(12)	(13)	(14)	(103)	(78)	(49)
Amortization of unrecognized:
Net transition obligation	—	—	—	2	2	2	—	—	—	—	—	—
Prior service cost (benefit)	(3)	(19)	(24)	3	1	1	(3)	(4)	(4)	—	1	—
Net actuarial loss	84	185	161	39	51	69	3	8	13	13	8	1
Curtailment (gain) loss (2)	—	(80)	—	36	7	1	9	—	—	—	—	—
Net expense	$134	$131	$187	$123	$115	$182	$57	$54	$60	$12	$17	$13

(1)	The U.S. plans exclude nonqualified pension plans, for which the net expense was $45 million in 2007, $51 million in 2006, and $50 million in 2005.
(2)	In 2007, the Company recognized a net curtailment loss primarily resulting from accelerated vesting of benefits under reorganization actions outside the U.S. In 2006, the Company recognized a curtailment gain resulting from the January 1, 2008 freeze of the U.S. qualified pension plan.

The estimated net actuarial loss, benefits earned and net transition obligation that will be amortized from Accumulated Other Comprehensive Income (Loss) into net expense in 2008 are approximately $26 million,

$0.6 million and $2 million, respectively, for defined benefit pension plans. For postretirement plans, $19 million is expected to be amortized for the estimated net actuarial loss.

Net Amount Recognized

	Pension plans				Postretirement benefit plans
	U.S. plans (1)		Plans outside U.S.		U.S. plans		Plans outside U.S.
In millions of dollars	2007	2006	2007	2006	2007	2006	2007	2006
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$11,109	$10,984	$5,363	$4,552	$1,101	$1,161	$825	$669
Benefits earned during the year	301	260	202	164	1	2	27	21
Interest cost on benefit obligation	641	630	318	274	59	61	75	65
Plan amendments	—	—	12	—	3	—	—	(1)
Actuarial loss (gain)	(439)	(147)	(28)	220	(67)	(67)	296	84
Benefits paid	(583)	(537)	(269)	(246)	(75)	(67)	(39)	(35)
Expected Medicare Part D Subsidy	—	—	—	—	11	11	—	—
Acquisitions	—	—	156	27	—	—	—	2
Divestitures	—	—	—	(5)	—	—	—	—
Settlements	—	—	(21)	(15)	—	—	—	—
Curtailments (2)	—	(81)	25	(1)	9	—	—	—
Foreign exchange impact	—	—	249	393	—	—	9	20
Projected benefit obligation at year end	$11,029	$11,109	$6,007	$5,363	$1,042	$1,101	$1,193	$825
Change in plan assets
Plan assets at fair value at beginning of year	$11,932	$10,981	$5,906	$4,784	$175	$179	$984	$633
Actual return on plan assets	1,476	1,468	432	605	22	26	66	160
Company contributions (3)	15	20	223	382	69	37	3	223
Employee contributions	—	—	8	5	—	—	—	—
Acquisitions	—	—	90	18	—	—	—	—
Divestitures	—	—	—	(2)	—	—	—	—
Settlements	—	—	(21)	(16)	—	—	—	—
Benefits paid	(583)	(537)	(269)	(246)	(75)	(67)	(39)	(35)
Foreign exchange impact	—	—	260	376	—	—	(6)	3
Plan assets at fair value at year end	$12,840	$11,932	$6,629	$5,906	$191	$175	$1,008	$984
Funded status of the plan at year end	$1,811	$823	$622	$543	$(851)	$(926)	$(185)	$159
Net amount recognized
Benefit asset	$1,811	$823	$1,061	$908	$—	$—	$34	$355
Benefit liability	—	—	(439)	(365)	(851)	(926)	(219)	(196)
Net amount recognized on the balance sheet	$1,811	$823	$622	$543	$(851)	$(926)	$(185)	$159
Amounts recognized in Accumulated other comprehensive income (loss):
Net transition obligation	$—	$—	$8	$9	$—	$—	$2	$3
Prior service cost (benefit)	(7)	(10)	30	13	(11)	(17)	(1)	(1)
Net actuarial loss	467	1,577	786	817	23	103	374	45
Net amount recognized in equity—pretax	$460	$1,567	$824	$839	$12	$86	$375	$47
Accumulated benefit obligation at year end	$10,960	$10,982	$5,403	$4,846	$1,042	$1,101	$1,193	$825

(1)	The U.S. plans exclude nonqualified pension plans, for which the aggregate projected benefit obligation was $611 million and $660 million, and the aggregate accumulated benefit obligation was $604 million and $646 million at December 31, 2007 and 2006, respectively. These plans are unfunded. As such, the funded status of these plans is $(611) million and $(660) million at December 31, 2007 and 2006, respectively. Accumulated other comprehensive income (loss) includes pretax charges of $85 million and $133 million at December 31, 2007 and 2006, respectively.
(2)	Changes in projected benefit obligation due to curtailments in the non-U.S. pension plans in 2007 include $(7) million in curtailment gains and $32 million in Special Termination Benefits.
(3)	Company contributions to the U.S. pension plan include $15 million and $20 million during 2007 and 2006, respectively, relating to certain investment advisory fees and administrative costs that were absorbed by the Company. Company contributions to the non-U.S. pension plans in 2007 include $47 million of benefits directly paid by the Company.

The following table shows the SFAS 158 impact on Accumulated other comprehensive income for the year ended December 31, 2007:

In millions of dollars	2007	2006	Change
Other Assets
Prepaid benefit cost	$2,906	$2,086	$820
Other Liabilities
Accrued benefit liability	2,120	2,147	(27)

Funded Status	$786	$(61)	$847
Deferred taxes, net	4,261	4,687	(426)
Amortization and other			169

Change in Accumulated other comprehensive income (loss)(1)			$590

(1)	Primarily related to changes in net actuarial gain/loss of the Company’s pension and postretirement plans.

At the end of 2007 and 2006, for both qualified and nonqualified plans, and both funded and unfunded plans, the aggregate projected benefit obligation (PBO), the aggregate accumulated benefit obligation (ABO), and the aggregate fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	PBO exceeds fair value of plan assets				ABO exceeds fair value of plan assets
	U.S. plans		Plans outside U.S.		U.S. plans		Plans outside U.S.
In millions of dollars	2007	2006	2007	2006	2007	2006	2007	2006
Projected benefit obligation	$611	$660	$944	$2,832	$611	$660	$804	$694
Accumulated benefit obligation	604	646	749	2,517	604	646	668	632
Fair value of plan assets	—	—	505	2,467	—	—	396	447

Combined plan assets for the U.S. and non-U.S. pension plans, excluding U.S. nonqualified plans, exceeded the accumulated benefit obligations by $3.1 billion and $2.0 billion at December 31, 2007 and December 31, 2006, respectively.

Assumptions

The discount rate and future rate of compensation assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Company’s plans are shown in the following table:

At year end	2007	2006
Discount rate
U.S. plans: (1)
Pension	6.2%	5.9%
Postretirement	6.0	5.7
Plans outside the U.S.
Range	2.0 to 10.25	2.25 to 11.0
Weighted average	6.2	6.5
Future compensation increase rate
U.S. Plans (2)	3.0	4.0
Plans outside the U.S.
Range	3.0 to 8.25	1.0 to 10.0
Weighted average	4.4	4.3

During the year	2007	2006
Discount rate
U.S. plans (1)
Pension	5.9%	5.6%
Postretirement	5.7	5.5
Plan outside the U.S.
Range	2.25 to 11.0	2.0 to 12.0
Weighted average	6.5	7.0
Future compensation increase rate
U.S. Plans (2)	4.0	4.0
Plans outside the U.S.
Range	1.0 to 10.0	2.0 to 9.0
Weighted average	4.3	4.2

(1)	Weighted average rates for the U.S. plans equal the stated rates.
(2)	At December 31, 2007, due to the freeze of the U.S. qualified pension plan commencing January 1, 2008, only the future compensation increases for the grandfathered employees will affect future pension expense and obligations. Future compensation increase rates for small groups of employees was 4.0% or 6.0%.

A one percentage-point change in the discount rates would have the following effects on pension expense:

	One percentage-point increase			One percentage-point decrease
In millions of dollars	2007	2006	2005	2007	2006	2005
Effect on pension expense for U.S. plans (1)	$25	$(100)	$(146)	$(5)	$120	$146
Effect on pension expense for foreign plans	(59)	(52)	(68)	80	72	83

(1)	Due to the freeze of the U.S. qualified pension plan commencing January 1, 2008, the majority of the prospective service cost has been eliminated and the gain/loss amortization period was changed to the life expectancy for inactive participants. As a result, pension expense for the U.S. qualified pension plan is driven more by interest costs than service costs, and an increase in the discount rate would increase pension expense while a decrease in the discount rate would decrease pension expense.

Assumed health care cost trend rates were as follows:

	2007	2006
Health care cost increase rate
U.S. plans
Following year	8.0%	9.0%
Ultimate rate to which cost increase is assumed to decline	5.0%	5.0%
Year in which the ultimate rate is reached	2014	2011

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage- point increase		One percentage- point decrease
In millions of dollars	2007	2006	2007	2006
Effect on benefits earned and interest cost for U.S. plans	$3	$5	$(3)	$(4)
Effect on accumulated postretirement benefit obligation for U.S. Plans	50	79	(44)	(69)

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

The expected long-term rates of return on assets used in determining the Company’s pension expense are shown below:

	2007	2006
Rate of return on assets
U.S. plans (1)	8.0%	8.0%
Plans outside the U.S.:
Range	3.25% to 12.5%	3.25% to 10.0%
Weighted average	8.0%	8.9%

(1)	Weighted average rates for the U.S. plans equal the stated rates.

A one-percentage-point change in the expected rates of return would have the following effects on pension expense:

	One percentage- point increase			One percentage- point decrease
In millions of dollars	2007	2006	2005	2007	2006	2005
Effect on pension expense for U.S. plans	$(118)	$(110)	$(101)	$118	$110	$101
Effect on pension expense for foreign plans	(59)	(61)	(45)	59	61	45

Plan Assets

Citigroup’s pension and postretirement plan asset allocation for the U.S. plans at the end of 2007 and 2006, and the target allocation for 2008 by asset category based on asset fair values, are as follows:

	Target asset allocation	U.S. pension assets at December 31		U.S. postretirement assets at December 31
Asset Category	2008	2007	2006	2007	2006
Equity securities (1)	3% to 43%	27%	35%	27%	35%
Debt securities	20 to 62	17	18	17	18
Real estate	3 to 10	6	7	6	7
Private Equity	0 to 15	15	9	15	9
Other investments	11 to 38	35	31	35	31
Total		100%	100%	100%	100%

(1)	Equity securities in the U.S. pension plans include no Citigroup common stock at the end of 2007. At the end of 2006, Citigroup common stock with a fair value of $141 million or 1.2% of plan assets was held by the U.S. pension plans. In January 2007, the U.S. pension plans sold all the Citigroup common stock it held (approximately $137.2 million) to the Company at its fair value.

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

Citigroup’s pension and postretirement plans’ weighted average asset allocations for the non-U.S. plans and the actual ranges at the end of 2007 and 2006, and the weighted average target allocations for 2008 by asset category based on asset fair values are as follows:

	Non-U.S. pension plans
	Weighted average	Actual range		Weighted average
	Target asset allocation	at December 31		at December 31
Asset Category	2008	2007	2006	2007	2006
Equity securities	53.6%	0.0% to 75.1%	0.0% to 79.6%	56.2%	57.8%
Debt securities	41.5	0.0 to 100	0.0 to 100	37.8	36.2
Real estate	0.6	0.0 to 35.9	0.0 to 46.8	0.5	0.4
Other investments	4.3	0.0 to 100	0.0 to 100	5.5	5.6
Total	100%			100%	100%

	Non-U.S. postretirement plans
	Weighted average	Actual range		Weighted average
	Target asset allocation	at December 31		at December 31
Asset Category	2008	2007	2006 (2)	2007	2006 (1)
Equity securities	59.0%	0.0% to 58.4%	0.0% to 45.0%	57.4%	44.6%
Debt securities	41.0	41.6 to 100	0.0 to 82.0	42.6	41.4
Real estate	—	—	—	—	—
Other investments	—	—	0.0 to 100	—	14.0
Total	100%			100%	100%

(1)	The weighted average asset allocation for 2006 is affected by the assets of one plan only, as the assets in the other postretirement plans are insignificant and do not affect the weighting.
(2)	Reclassified to conform to current period presentation.

Citigroup’s global pension and postretirement funds’ investment strategies are to invest in a prudent manner for the exclusive purpose of providing benefits to participants. The investment strategies are targeted to produce a total return that, when combined with Citigroup’s contributions to the funds, will maintain the funds’ ability to meet all required benefit obligations. Risk is controlled through diversification of asset types and investments in domestic and international equities, fixed income securities and cash. The target asset allocation in most locations outside the U.S. is to have the majority of the assets in either equity or debt securities. These allocations may vary by geographic region and country depending on the nature of applicable obligations and various other regional considerations. The wide variation in the actual range of plan asset allocations for the funded non-U.S. plans is a result of differing local statutory requirements and economic conditions. For example, in certain countries local law requires that all pension plan assets must be invested in fixed income investments, or in government funds, or in local country securities.

Contributions

Citigroup’s pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements rather than to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under ERISA, if appropriate to its tax and cash position and the plans’ funded position. For the U.S. pension plans, at December 31, 2007, there were no minimum required contributions, and no discretionary or non-cash contributions are currently planned. For the non-U.S. pension plans, discretionary cash contributions in 2008 are anticipated to be approximately $154 million. In addition, the Company expects to contribute $43 million in benefits to be directly paid by the Company for its unfunded non-U.S. pension and post-retirement plans. For the U.S. postretirement benefit plans, there are no expected or required contributions for 2008. For the non-U.S. postretirement benefit plans, expected cash contributions for 2008 are $0.7 million. These estimates are subject to change, since contribution decisions are affected by various factors, such as market performance and regulatory requirements; in addition, management has the ability to change funding policy.

Estimated Future Benefit Payments

The Company expects to pay the following estimated benefit payments in future years:

	U.S. plans	Plans outside U.S.
In millions of dollars	Pension benefits	Pension benefits	Postretirement benefits
2008	$ 684	$ 284	$ 36
2009	695	269	38
2010	709	288	41
2011	733	308	44
2012	760	321	47
2013–2017	4,015	1,902	295

Prescription Drugs

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act of 2003”) was enacted. The Act of 2003 established a prescription drug benefit under Medicare known as “Medicare Part D,” and a federal subsidy to sponsors of U.S. retiree health care benefit plans that provides a benefit that is at least actuarially equivalent to Medicare Part D. The benefits provided to certain participants are at least actuarially equivalent to Medicare Part D and, accordingly, the Company is entitled to a subsidy.

The expected subsidy reduced the accumulated postretirement benefit obligation (APBO) by approximately $141 million and $154 million as of January 1, 2007 and 2006, respectively, and the 2007 and 2006 postretirement expense by approximately $18 million and $24 million, respectively, for all of the U.S. postretirement welfare plans for 2007 and 2006.

The following table shows the estimated future benefit payments without the effect of the subsidy and the amounts of the expected subsidy in future years.

	Expected U.S. postretirement benefit payments
In millions of dollars	Before Medicare Part D subsidy	Medicare Part D subsidy
2008	$108	$11
2009	107	12
2010	108	13
2011	107	12
2012	104	13
2013–2017	$478	$66

Citigroup 401(k)

Under the Citigroup 401(k) plan, a defined contribution plan, eligible employees receive matching contributions of up to 3% of their compensation, subject to an annual maximum of $1,500, invested in the Citigroup common stock fund. Since January 1, 2007, employees are free to transfer this matching contribution for the current and prior years to other plan investment alternatives immediately and at any time thereafter. The pretax expense associated with this plan amounted to approximately $81 million in 2007, $77 million in 2006, and $70 million in 2005.

In connection with the announced changes to the U.S. qualified pension plan, the Company will increase its contributions to the Citigroup 401(k) plan. Beginning in 2008, eligible employees will receive a matching contribution of up to 6% of their compensation, subject to statutory limits, and, for employees whose total compensation is less than $100,000, a fixed contribution of 2% of their total compensation.

10. RESTRUCTURING

During the first quarter of 2007, the Company completed a review of its structural expense base in a Company-wide effort to create a more streamlined organization, reduce expense growth and provide investment funds for future growth initiatives.

The primary goals of the 2007 Structural Expense Review were:

•	Eliminate layers of management/improve workforce management;
•	Consolidate certain back-office, middle-office and corporate functions;
•	Increase the use of shared services;
•	Expand centralized procurement; and
•	Continue to rationalize operational spending on technology.

For the year ended December 31, 2007, Citigroup recorded a pretax restructuring expense of $1.528 billion, composed of a gross charge of $1.582 billion and a credit of $54 million due to changes in estimates attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives. During the fourth quarter of 2007, Citigroup recorded a pretax restructuring expense of $53 million, composed of a gross charge of $107 million and a credit of $54 million related to changes in estimates.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges began in the second quarter of 2007 in addition to normal scheduled depreciation.

Additional charges totaling approximately $35 million pretax are anticipated to be recorded by the end of the second quarter of 2008. Of this charge, $15 million is attributable to Global Consumer, $3 million to Global Wealth Management and $17 million to Corporate/Other.

The following table details the Company’s restructuring reserves.

	Severance
In millions of dollars	SFAS 112 (1)	SFAS 146 (2)	Contract termination costs	Asset write- downs (3)	Employee termination cost	Total Citigroup
Total Citigroup (pretax)
Original restructuring charge, First quarter of 2007	$ 950	$ 11	$ 25	$ 352	$ 39	$1,377
Utilization	—	—	—	(268)	—	(268)
Balance at March 31, 2007	$ 950	$ 11	$ 25	$ 84	$ 39	$1,109
Second quarter of 2007:
Additional Charge	$8	$ 12	$ 23	$ 19	$ 1	$63
Foreign exchange	8	—	1	—	—	9
Utilization	(197)	(18)	(12)	(72)	(4)	(303)
Balance at June 30, 2007	$ 769	$ 5	$ 37	$ 31	$ 36	$878
Third quarter of 2007:
Additional Charge	$ 11	$ 14	$ —	$ —	$ 10	$35
Foreign exchange	8	—	1	—	—	9
Utilization	(195)	(13)	(9)	(10)	(23)	(250)
Balance at September 30, 2007	$ 593	$ 6	$ 29	$ 21	$ 23	$672
Fourth quarter of 2007:
Additional Charge	23	70	6	8	—	107
Foreign Exchange	3	—	—	—	—	3
Utilization	(155)	(44)	(7)	(13)	(6)	(225)
Changes in Estimates	(39)	—	(6)	(1)	(8)	(154)
Balance at December 31, 2007	$ 425	$ 32	$ 22	$ 15	$ 9	$503

(1)	Accounted for in accordance with SFAS No. 112, “Employer’s Accounting for Post Employment Benefits” (SFAS 112).
(2)	Accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).
(3)	Accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

The severance costs noted above reflect the accrual to eliminate approximately 17,900 positions, after considering attrition and redeployment within the Company.

The total restructuring reserve balance as of December 31, 2007 and the net restructuring charges for the three- and 12-month periods then ended are presented below by business segment. These net charges were included in the Corporate/Other segment because this company-wide restructuring was a corporate initiative.

		Restructuring charges (1)
In millions of dollars	Ending balance December 31, 2007	Three months ended December 31, 2007	12 months ended December 31, 2007
Global Consumer	$321	$28	$1,004
Markets & Banking	80	10	299
Global Wealth Management	37	7	96
Alternative Investments	3	—	7
Corporate/Other	62	8	122
Total Citigroup (pretax)	$503	$53	$1,528

(1)	Amounts shown net of $54 million related to changes in estimates, of which $41 is attributable to Global Consumer, $7 to Markets & Banking, $2 to GWM and $4 to Corporate/Other.

11. INCOME TAXES

In millions of dollars	2007	2006	2005
Current
Federal	$(2,027)	$3,850	$3,908
Foreign	3,961	3,963	4,507
State	121	198	844
Total current income taxes	$2,055	$8,011	$9,259
Deferred
Federal	$(2,237)	$(579)	$40
Foreign	(1,213)	514	(104)
State	(806)	155	(117)
Total deferred income taxes	$(4,256)	$90	$(181)

Provision for income tax on continuing operations before minority interest (1)	$(2,201)	$8,101	$9,078
Provision (benefit) for income tax on discontinued operations	—	(46)	2,866
Provision (benefit) for income taxes on cumulative effect of accounting changes	(109)	—	(31)
Income tax expense (benefit) reported in stockholders’ equity related to:
Foreign currency translation	565	52	119
Securities available for sale	(759)	271	(1,234)
Employee stock plans	(410)	(607)	(463)
Cash flow hedges	(1,705)	(406)	194
Pension liability adjustments	426	(1,033)	(69)
Income taxes before minority interest	$(4,193)	$6,332	$10,460

(1)	Includes the effect of securities transactions resulting in a provision of $409 million in 2007, $627 million in 2006 and $687 million in 2005.

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations (before minority interest and the cumulative effect of accounting changes) for the years ended December 31 was as follows:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(26.1)	1.6	1.6
Foreign income tax rate differential	(83.4)	(4.2)	(3.3)
Audit settlements (1)	—	(2.8)	(0.2)
Tax advantaged investments	(39.9)	(1.8)	(1.5)
Other, net	(15.0)	(0.5)	(0.8)
Effective income tax rate (2)	(129.4)%	27.3%	30.8%

(1)	For 2006, relates to the resolution of the Federal and New York Tax Audits.
(2)	The Company recorded an income tax benefit for 2007. The effective tax rate (benefit) of (129)% primarily resulted from pretax losses in the Company’s S&B and U.S. Consumer Lending businesses (US is a higher tax rate jurisdiction). In addition, the tax benefits of permanent differences, including the tax benefit for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested, favorably impacted the Company’s effective tax rate.

Deferred income taxes at December 31 related to the following:

In millions of dollars	2007	2006
Deferred tax assets
Credit loss deduction	$5,977	$2,497
Deferred compensation and employee benefits	2,686	3,190
Restructuring and settlement reserves	2,388	2,410
Unremitted foreign earnings	2,833	3,638
Foreign tax credit and state tax loss carryforwards	4,644	—
Other deferred tax assets	3,653	2,715
Gross deferred tax assets	$22,181	$14,450
Valuation allowance	—	—
Deferred tax assets after valuation allowance	$22,181	$14,450
Deferred tax liabilities
Investments	$(1,222)	$(1,738)
Deferred policy acquisition costs and value of insurance in force	(761)	(715)
Leases	(1,865)	(2,195)
Fixed assets	(765)	(1,201)
Intangibles	(2,361)	(1,600)
Other deferred tax liabilities	(1,630)	(2,314)
Gross deferred tax liabilities	$(8,604)	$(9,763)
Net deferred tax asset	$13,577	$4,687

The following is a roll-forward of the Company’s FIN 48 unrecognized tax benefits from January 1, 2007 to December 31, 2007.

In millions of dollars
Total unrecognized tax benefits at January 1, 2007	$3,144
Net amount of increases for current year’s tax positions	1,100
Gross amount of increases for prior years’ tax positions	120
Gross amount of decreases for prior years’ tax positions	(341)
Amounts of decreases relating to settlements	(349)
Reductions due to lapse of statutes of limitation	(50)
Foreign exchange and acquisitions	74
Total unrecognized tax benefits at December 31, 2007	$3,698

Total amount of unrecognized tax benefits at December 31, 2007 that, if recognized, would affect the effective tax rate is $1.130 billion. In addition, $799 million would decrease goodwill if recognized in 2008. If recognized after 2008, FAS 141R would require any such amounts to be included in the provision for income taxes. The remainder of the uncertain tax positions have offsetting amounts in other jurisdictions or are temporary differences.

Interest and penalties (not included in the “unrecognized tax benefits” above) are a component of the provision for income taxes.

In millions of dollars	Pretax	Net of tax
Total interest and penalties in the balance sheet at January 1, 2007	$532	$335
Total interest and penalties in the 2007 statement of operations	$ 93	$ 58
Total interest and penalties in the balance sheet at December 31, 2007	$618	$389

The Company is currently under audit by the Internal Revenue Service and other major taxing jurisdictions around the world. It is thus reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months, but the Company does not expect such audits to result in amounts that would cause a significant change to its effective tax rate, other than the following items. The Company is currently at IRS Appeals for the years 1999-2002. One of the issues relates to the timing of the inclusion of interchange fees received by the Company relating to credit card purchases by its cardholders. It is reasonably possible that within the next 12 months the Company can either reach agreement on this issue at Appeals or decide to litigate the issue. This issue is presently being litigated by another company in a docketed United States Tax Court case. The gross uncertain tax position for this item at December 31, 2007 is $554 million. Since this is a temporary difference, the only impact to the Company’s effective tax rate would be due to net interest assessments and state tax rate differentials. If the reserve were to be released, the tax benefit could be as much as $146 million. In addition, the Company has requested a prefiling agreement with the IRS to resolve computational questions relating to a distribution from an acquired foreign entity. The gross uncertain tax position at December 31, 2007 is $235 million. Any change to this balance in 2008 would primarily decrease goodwill.

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2003
Mexico	2004
New York State and City	2005
United Kingdom	1998
Germany	2000
Korea	2001
Japan	2006

Foreign pre-tax earnings were approximately $9.1 billion in 2007, $13.6 billion in 2006, and $10.8 billion in 2005. As a U.S. corporation, Citigroup and its U.S. subsidiaries are subject to U.S. taxation currently on all foreign pre-tax earnings earned by a foreign branch. Pre-tax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2007, $21.1 billion of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes (net of U.S. foreign tax credits) of $6.2 billion would have to be provided if such earnings were remitted currently. The current year’s effect on the income tax expense from continuing operations is included in the “Foreign income tax rate differential” line in the reconciliation of the federal statutory rate to the Company’s effective income tax rate on the previous page.

The Homeland Investment Act provision of the American Jobs Creation Act of 2004 (“2004 Tax Act”) provided companies with a one time 85% reduction in the U.S. net tax liability on cash dividends paid by foreign subsidiaries in 2005, to the extent that they exceeded a baseline level of dividends paid in prior years. In 2005, the Company recognized a tax benefit of $198 million in continuing operations, net of the impact of remitting income earned in 2005 and prior years that would have been indefinitely invested overseas.

Income taxes are not provided for on the Company’s “savings bank base year bad debt reserves” that arose before 1988 because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2007, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $125 million).

The valuation allowance is $0 million at December 31, 2007 and 2006.

At December 31, 2007 the Company had a U.S. foreign tax credit carryforward of $4.3 billion, whose expiry date is 2017. The Company has state and local net operating loss carryforwards of $3.1 billion and $1.8 billion in New York State and New York City, respectively, whose expiry date is 2027 and for which the Company has recorded a net deferred tax asset of $278 million, along with less significant net operating losses in various other states for which the Company has recorded a net deferred tax asset of $56 million and which expire between 2012 and 2027.

Management believes that the realization of the recognized net deferred tax asset of $13.6 billion is more likely than not based on existing carryback ability and expectations as to future taxable income in the jurisdictions in which it operates. The Company, which has a history of consistent earnings, has reported pre-tax financial statement income from continuing operations of approximately $20 billion, on average, over the last three years.

12. EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31:

In millions, except per share amounts	2007	2006	2005
Income from continuing operations before cumulative effect of accounting change	$3,617	$21,249	$19,806
Discontinued operations	—	289	4,832
Cumulative effect of accounting change	—	—	(49)
Preferred dividends	(36)	(64)	(68)
Income available to common stockholders for basic EPS	3,581	21,474	24,521
Effect of dilutive securities	—	—	—
Income available to common stockholders for diluted EPS	$3,581	$21,474	$24,521
Weighted average common shares outstanding applicable to basic EPS	4,905.8	4,887.3	5,067.6
Effect of dilutive securities:
Options	18.2	27.2	33.6
Restricted and deferred stock	71.3	71.6	59.2
Adjusted weighted average common shares outstanding applicable to diluted EPS	4,995.3	4,986.1	5,160.4
Basic earnings per share
Income from continuing operations before cumulative effect of accounting change	$0.73	$4.33	$3.90
Discontinued operations	—	0.06	0.95
Cumulative effect of accounting change	—	—	(0.01)
Net income	$0.73	$4.39	$4.84
Diluted earnings per share
Income from continuing operations before cumulative effect of accounting change	$0.72	$4.25	$3.82
Discontinued operations	—	0.06	0.94
Cumulative effect of accounting change	—	—	(0.01)
Net income	$0.72	$4.31	$4.75

During 2007, 2006 and 2005, weighted average options of 76.3 million, 69.1 million, and 99.2 million shares, respectively, with weighted average exercise prices of $50.40, $49.98, and $49.44 per share, respectively, were excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common stock.

13. FEDERAL FUNDS, SECURITIES BORROWED, LOANED, AND SUBJECT TO REPURCHASE AGREEMENTS

Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective fair values, consisted of the following at December 31:

In millions of dollars at year end	2007	2006
Federal funds sold	$196	$33
Securities purchased under agreements to resell	98,258	120,603
Deposits paid for securities borrowed	175,612	162,181
Total	$274,066	$282,817

Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective fair values, consisted of the following at December 31:

In millions of dollars at year end	2007	2006
Federal funds purchased	$6,279	$18,316
Securities sold under agreements to repurchase	230,880	270,542
Deposits received for securities loaned	67,084	60,377
Total	$304,243	$349,235

The resale and repurchase agreements represent collateralized financing transactions used to generate net interest income and facilitate trading activity. These instruments are collateralized principally by government and government agency securities and generally have terms ranging from overnight to up to a year.

It is the Company’s policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or reduction in the balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. As disclosed in Note 26 on page 167, effective January 1, 2007, the Company elected fair value option accounting in accordance with SFAS 159 for the majority of the resale and repurchase agreements. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements. Resale agreements and repurchase agreements are reported net by counterparty, when applicable, pursuant to FIN 41. Excluding the impact of FIN 41, resale agreements totaled $151.0 billion and $165.7 billion at December 31, 2007 and 2006, respectively.

A majority of the deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash advanced or received and are collateralized principally by government and government agency securities and corporate debt and equity securities. The remaining portion is recorded at fair value as certain securities borrowed/loaned portfolios were elected for fair value option accounting in accordance with SFAS 159. This election was made effective in the second quarter of 2007. Securities borrowed transactions require the Company to deposit cash with the lender. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and securities loaned daily, and additional collateral is obtained as necessary. Securities borrowed and securities loaned are reported net by counterparty, when applicable, pursuant to FIN 39.

14. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

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

Brokerage receivables and brokerage payables, which arise in the normal course of business, consisted of the following at December 31:

In millions of dollars	2007	2006
Receivables from customers	$39,137	$27,408
Receivables from brokers, dealers, and clearing organizations	18,222	17,037
Total brokerage receivables	$57,359	$44,445
Payables to customers	$54,038	$46,185
Payables to brokers, dealers, and clearing organizations	30,913	38,934
Total brokerage payables	$84,951	$85,119

15. TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, at fair value, consisted of the following at December 31:

In millions of dollars	2007	2006
Trading account assets
U.S. Treasury and federal agency securities	$32,180	$44,661
State and municipal securities	18,574	17,358
Foreign government securities	52,332	33,057
Corporate and other debt securities	181,333	93,891
Derivatives (1)	76,881	49,541
Equity securities	106,868	92,518
Mortgage loans and collateralized mortgage securities	56,740	37,104
Other	14,076	25,795
Total trading account assets	$538,984	$393,925
Trading account liabilities
Securities sold, not yet purchased	$78,541	$71,083
Derivatives (1)	103,541	74,804
Total trading account liabilities	$182,082	$145,887

(1)	Pursuant to master netting agreements.

16. INVESTMENTS

In millions of dollars	2007	2006 (1)
Securities available-for-sale	$193,113	$258,124
Non-marketable equity securities carried at fair value (2)	13,603	10,662
Non-marketable equity securities carried at cost (3)	8,291	4,804
Debt securities held-to-maturity (4)	1	1
Total	$215,008	$273,591

(1)	Reclassified to conform to the current period’s presentation.
(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.
(3)	Non-marketable equity securities carried at cost are periodically evaluated for other-than-temporary impairment.
(4)	Recorded at amortized cost.

The amortized cost and fair value of securities available-for-sale at December 31, 2007 and December 31, 2006 were as follows:

	2007				2006 (1)
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale
Mortgage-backed securities	$63,888	$158	$971	$63,075	$100,264	$262	$292	$100,234
U.S. Treasury and federal agencies	19,428	66	70	19,424	24,872	12	353	24,531
State and municipal	13,342	120	256	13,206	15,152	512	10	15,654
Foreign government	72,339	396	660	72,075	73,943	567	727	73,783
U.S. corporate	13,250	70	470	12,850	14,490	381	237	14,634
Other debt securities	8,734	97	114	8,717	25,108	262	63	25,307
Total debt securities available-for-sale	$190,981	$907	$2,541	$189,347	$253,829	$1,996	$1,682	$254,143
Marketable equity securities available-for-sale	$1,404	$2,420	$58	$3,766	$3,011	$1,229	$259	$3,981
Total securities available-for-sale	$192,385	$3,327	$2,599	$193,113	$256,840	$3,225	$1,941	$258,124

(1)	Reclassified to conform to the current period’s presentation.

Citigroup invests in certain complex investment company structures known as Master-Feeder funds by making direct investments in the Feeder funds. Each Feeder fund records its net investment in the Master fund, which is the sole or principal investment of the Feeder fund, and does not consolidate the Master Fund. Citigroup consolidates Feeder funds where it has a controlling interest. At December 31, 2007, the total assets of Citigroup’s consolidated Feeder funds amounted to approximately $0.5 billion. Citigroup has not consolidated approximately $4.3 billion of additional assets and liabilities recorded in the related Master Funds’ financial statements.

At December 31, 2007, the cost of approximately 5,000 investments in equity and fixed income securities exceeded their fair value by $2.599 billion. Of the $2.599 billion, the gross unrealized loss on equity securities was $58 million. Of the remainder, $689 million represents fixed income investments that have been in a gross unrealized loss position for less than a year, and of these 86% are rated investment grade; $1.852 billion represents fixed income investments that have been in a gross unrealized loss position for a year or more, and of these 95% are rated investment grade.

Management has determined that the unrealized losses on the Company’s investments in equity and fixed income securities at December 31, 2007 are temporary in nature. The Company conducts periodic reviews to identify and evaluate investments that have indications of possible impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other than temporary. The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary, in line with FASB Staff Position FAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP FAS115-1). Any unrealized loss identified as such would be recorded directly in the Consolidated Statement of Income. Factors considered in determining whether a loss is temporary include:

•	The length of time and the extent to which fair value has been below cost;
•	The severity of the impairment;
•	The cause of the impairment and the financial condition and near-term prospects of the issuer;
•	Activity in the market of the issuer which may indicate adverse credit conditions; and
•	The Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery

The Company’s review for impairment generally entails:

•	Identification and evaluation of investments that have indications of possible impairment;
•

Analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

•

Discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and

•	Documentation of the results of these analyses, as required under business policies.

The table below shows the fair value of investments in available-for-sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of December 31, 2007 and 2006:

	Less than 12 months		12 months or longer		Total
In millions of dollars at year end	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
2007:
Securities available-for-sale
Mortgage-backed securities	$ 4,432	$ 65	$27,221	$ 906	$ 31,653	$ 971
U.S. Treasury and federal agencies	7,369	28	4,431	42	11,800	70
State and municipal	7,944	190	1,079	66	9,023	256
Foreign government	34,929	305	9,598	355	44,527	660
U.S. corporate	1,489	52	1,789	418	3,278	470
Other debt securities	3,214	49	879	65	4,093	114
Marketable equity securities available-for-sale	60	12	39	46	99	58
Total securities available-for-sale	$59,437	$701	$45,036	$1,898	$104,473	$2,599
2006:
Securities available-for-sale (1)
Mortgage-backed securities	$26,817	$ 53	$ 4,172	$ 239	$ 30,989	$ 292
U.S. Treasury and federal agencies	14,755	42	4,562	311	19,317	353
State and municipal	1,500	10	42	—	1,542	10
Foreign government	29,385	288	6,888	439	36,273	727
U.S. corporate	1,208	9	1,946	228	3,154	237
Other debt securities	4,389	32	1,024	31	5,413	63
Marketable equity securities available-for-sale	830	257	27	2	857	259
Total securities available-for-sale	$78,884	$691	$18,661	$1,250	$ 97,545	$1,941

(1)	Reclassified to conform to current period’s presentation.

The following table presents the amortized cost, fair value, and average yield on amortized cost of debt securities available-for-sale by contractual maturity dates as of December 31, 2007:

In millions of dollars	Amortized cost	Fair value	Yield
U.S. Treasury and federal agencies (1)
Due within 1 year	$7,792	$7,778	3.84%
After 1 but within 5 years	8,518	8,564	3.72
After 5 but within 10 years	2,423	2,398	6.97
After 10 years (2)	23,579	22,880	5.31
Total	$42,312	$41,620	4.81%
State and municipal
Due within 1 year	$24	$24	6.00%
After 1 but within 5 years	68	69	5.88
After 5 but within 10 years	316	325	5.38
After 10 years (2)	12,934	12,788	4.96
Total	$13,342	$13,206	4.97%
All other (3)
Due within 1 year	$28,911	$28,835	4.81%
After 1 but within 5 years	45,872	45,560	5.95
After 5 but within 10 years	12,017	11,614	5.57
After 10 years (2)	48,527	48,512	5.29
Total	$135,327	$134,521	5.43%
Total debt securities available-for-sale	$190,981	$189,347	5.26%

(1)	Includes mortgage-backed securities of U.S. federal agencies.
(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)	Includes foreign government, U.S. corporate, asset-backed securities issued by U.S. corporations, and other debt securities. Yields reflect the impact of local interest rates prevailing in countries outside the U.S.

The following table presents interest and dividends on investments:

In millions of dollars	2007	2006	2005
Taxable interest	$12,233	$9,155	$6,546
Interest exempt from U.S. federal income tax	897	660	500
Dividends	357	584	292
Total interest and dividends	$13,487	$10,399	$7,338

The following table represents realized gains and losses from sales of investments:

In millions of dollars	2007	2006	2005
Gross realized investment gains	$1,435	$2,119	$2,275
Gross realized investment losses	(267)	(328)	(313)
Net realized gains	$1,168	$1,791	$1,962

17. LOANS

In millions of dollars at year end	2007	2006 (2)
Consumer
In U.S. offices
Mortgage and real estate (1)	$251,927	$225,900
Installment, revolving credit and other	140,797	131,008
Lease financing	3,151	4,743
	$395,875	$361,651
In offices outside the U.S.
Mortgage and real estate (1)	$55,152	$44,457
Installment, revolving credit and other	139,369	105,393
Lease financing	1,124	960
	$195,645	$150,810
	$591,520	$512,461
Net unearned income	787	460
Consumer loans, net of unearned income	$592,307	$512,921
Corporate
In U.S. offices
Commercial and industrial (3)	$38,870	$27,437
Lease financing	1,630	2,101
Mortgage and real estate (1)	2,220	168
	$42,720	$29,706
In offices outside the U.S.
Commercial and industrial	$116,145	$105,872
Mortgage and real estate (1)	4,156	5,334
Loans to financial institutions	20,467	21,827
Lease financing	2,292	2,024
Governments and official institutions	442	1,857
	$143,502	$136,914
	$186,222	$166,620
Net unearned income	(536)	(349)
Corporate loans, net of unearned income	$185,686	$166,271

(1)	Loans secured primarily by real estate.
(2)	Reclassified to conform to current year’s presentation.
(3)	Includes loans not otherwise separately categorized.

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

The following table presents information about impaired loans:

In millions of dollars at year end	2007	2006	2005
Impaired corporate loans	$1,735	$458	$925
Other impaired loans (1)	241	360	327
Total impaired loans (2)	$1,976	$818	$1,252
Impaired loans with valuation allowances	$1,724	$439	$919
Total valuation allowances (3)	388	122	238
During the year
Average balance of impaired loans	$1,050	$767	$1,432
Interest income recognized on impaired loans	$101	$63	$99

(1)	Primarily commercial market loans managed by the Consumer business.
(2)	Excludes loans purchased for investment purposes.
(3)	Included in the Allowance for loan losses.

In addition, included in the loan table are purchased distressed loans, which are loans that have evidenced significant credit deterioration subsequent to origination but prior to acquisition by Citigroup. In conforming to the requirements of Statement of Position No. 03-3,

“Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3), which became effective in 2005, these purchased loans were reclassified from Other assets to Loans.

In accordance with SOP 03-3, the difference between the total expected cash flows for these loans and the initial recorded investments must be recognized in income over the life of the loans using a level yield. Accordingly, these loans have been excluded from the impaired loan information presented above. In addition, per the SOP 03-3, subsequent decreases to the expected cash flows for a purchased distressed loan require a build of an allowance so the loan retains its level yield. However, increases in the expected cash flows are first recognized as a reduction of any previously established allowance and then recognized as income prospectively over the remaining life of the loan by increasing the loan’s level yield. Where the expected cash flows cannot reliably be estimated, the purchased distressed loan is accounted for under the cost recovery method.

The carrying amount of the purchased distressed loan portfolio at December 31, 2007 was $2,399 million gross of an allowance of $76 million.

The changes in the accretable yield, related allowance and carrying amount net of accretable yield for 2007 are as follows:

In millions of dollars	Accretable yield	Carrying amount of loan receivable	Allowance
Beginning balance	$ 71	$ 949	$59
Purchases (1)	325	2,468	—
Disposals/payments received	(7)	(1,206)	—
Accretion	(157)	157	—
Builds (reductions) to the allowance	(39)	22	17
Increase to expected cash flows	26	9	—
Balance, December 31, 2007 (2)	$ 219	$ 2,399	$76

(1)	The balance reported in the column “Carrying amount of loan receivable” consists of $2,097 million of purchased loans accounted for under the level-yield method and $371 million under the cost recovery method. These balances represent the fair value of these loans at their acquisition date. The related total expected cash flows for the level-yield loans were $2,421 million at their acquisition date. The balance reported in the “Accretable yield” column includes the effects from an increase in the expected cash flows of $35 million.
(2)	The balance reported in the column “Carrying amount of loan receivable” consists of $1,769 million of loans accounted for under the level-yield method and $630 million accounted for under the cost recovery method.

18. ALLOWANCE FOR CREDIT LOSSES

In millions of dollars	2007	2006	2005
Allowance for loan losses at beginning of year	$8,940	$9,782	$11,269
Additions
Consumer provision for credit losses(4)	16,191	6,636	8,224
Corporate provision for credit losses	1,233	102	(295)
Total provision for credit losses	$17,424	$6,738	$7,929
Deductions(1)
Consumer credit losses	$11,755	$9,227	$10,586
Consumer credit recoveries	(1,972)	(1,965)	(1,903)
Net consumer loan losses	$9,783	$7,262	$8,683
Corporate credit losses	$945	$314	$375
Corporate credit recoveries	(277)	(232)	(652)
Net corporate credit losses (recoveries)	$668	$82	$(277)
Other, net (2)	204	(236)	(1,010)
Allowance for loan losses at end of year	$16,117	$8,940	$9,782
Allowance for credit losses on unfunded lending commitments at beginning of year (3)	$1,100	$850	$600
Provision for unfunded lending commitments	150	250	250
Allowance for credit losses on unfunded lending commitments at end of year (3)	$1,250	$1,100	$850
Total allowance for credit losses	$17,367	$10,040	$10,632

(1)	Consumer credit losses primarily relate to U.S. mortgages, revolving credit and installment loans. Recoveries primarily relate to revolving credit and installment loans.
(2)	2007 primarily includes reductions to the loan loss reserve of $475 million related to securitizations and transfers to loans held-for-sale, reductions of $83 million related to the transfer of the U.K. CitiFinancial portfolio to held-for-sale, and additions of $610 million related to the acquisition of Egg, Nikko Cordial, Grupo Cuscatlan and Grupo Financiero Uno. 2006 primarily includes reductions to the loan loss reserve of $429 million related to securitizations and portfolio sales and the addition of $84 million related to the acquisition of the CrediCard portfolio. 2005 primarily includes reductions to the loan loss reserve of $584 million related to securitizations and portfolio sales, a reduction of $110 million related to purchase accounting adjustments from the KorAm acquisition, and a reduction of $90 million from the sale of CitiCapital’s transportation portfolio.
(3)	Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded with Other Liabilities on the Consolidated Balance Sheet.
(4)	During 2007, the Company changed its estimate of loan losses inherent in the Global Consumer portfolio that were not yet visible in delinquency statistics. The changes in estimate were accounted for prospectively. For the quarter ended March 31, 2007, the change in estimate decreased the Company’s pretax net income by $170 million, or $0.02 per diluted share. For the quarter ended June 30, 2007, the change in estimate decreased the Company’s pretax net income by $240 million, or $0.03 per diluted share. For the quarter ended September 30, 2007, the change in estimate decreased the Company’s pretax net income by $900 million, or $0.11 per diluted share.

19. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in goodwill during 2006 and 2007 were as follows:

In millions of dollars	Goodwill
Balance at December 31, 2005	$33,130
Purchase accounting adjustment—Legg Mason acquisition	24
Purchase accounting adjustment—FAB acquisition	19
Consolidation of CrediCard business	223
Purchase accounting adjustment—UNISEN acquisition	(8)
Sale of New York branches	(23)
Foreign exchange translation and other	50
Balance at December 31, 2006	$33,415
Acquisition of GFU	$865
Acquisition of Quilter	268
Acquisition of Nikko Cordial (1)	892
Acquisition of Grupo Cuscatlan	921
Acquisition of Egg	1,471
Acquisition of Old Lane	516
Acquisition of Bisys	872
Acquisition of BOOC	712
Acquisition of ATD	569
Sale of Avantel	(118)
Foreign exchange translation, acquisitions and other	821
Balance at December 31, 2007	$41,204

(1)	Includes a reduction of $965 million related to the recognition of certain tax benefits.

The changes in goodwill by segment during 2006 and 2007 were as follows:

In millions of dollars	Global Consumer	Markets & Banking	Global Wealth Management	Alternative Investments	Corporate/ Other	Total
Balance at December 31, 2005 (1)	$26,064	$5,937	$1,129	$—	$—	$33,130
Goodwill acquired during 2006	270	4	—	—	—	$274
Goodwill disposed of during 2006	(61)	—	—	—	—	(61)
Other (2)	(143)	224	(9)	—	—	72
Balance at December 31, 2006	$26,130	$6,165	$1,120	$—	$—	$33,415
Goodwill acquired during 2007	$2,927	$2,798	$844	$517	$—	$7,086
Goodwill disposed of during 2007	(118)	—	—	—	—	(118)
Other (2)	409	255	145	12	—	821
Balance at December 31, 2007	$29,348	$9,218	$2,109	$529	$—	$41,204

(1)	Reclassified to conform to the current period’s presentation.
(2)	Other changes in goodwill primarily reflect foreign exchange effects on non-dollar-denominated goodwill, as well as purchase accounting adjustments.

During 2006 and 2007 no goodwill was written off due to impairment.

Intangible Assets

The components of intangible assets were as follows:

	December 31, 2007			December 31, 2006
In millions of dollars	Gross carrying amount	Accumulated amortization (1)	Net carrying amount	Gross carrying amount	Accumulated amortization (1)	Net carrying amount
Purchased credit card relationships	$8,499	$4,045	$4,454	$8,391	$3,512	$4,879
Core deposit intangibles	1,435	518	917	1,223	489	734
Other customer relationships	2,746	197	2,549	1,044	655	389
Present value of future profits	427	257	170	428	247	181
Other (2)	5,783	1,157	4,626	4,445	805	3,640
Total amortizing intangible assets	$18,890	$6,174	$12,716	$15,531	$5,708	$9,823
Indefinite-lived intangible assets	1,591	N/A	1,591	639	N/A	639
Mortgage servicing rights (1)	8,380	N/A	8,380	5,439	N/A	5,439
Total intangible assets	$28,861	$6,174	$22,687	$21,609	$5,708	$15,901

(1)	In connection with the adoption of SFAS 156 on January 1, 2006, the Company elected to subsequently account for MSRs at fair value with the related changes reported in earnings during the respective period. Accordingly, the Company no longer amortizes servicing assets over the period of estimated net servicing income. Prior to the adoption of SFAS 156, accumulated amortization of mortgage servicing rights included the related valuation allowance.
(2)	Includes contract-related intangible assets.
N/A	Not Applicable.

The intangible assets recorded during 2007 and their respective amortization periods are as follows:

In millions of dollars	2007	Weighted-average amortization period in years
Purchased credit card relationships	$200	9
Other intangibles	684	12
Core deposit intangibles	331	11
Customer relationship intangibles	1,844	23
Total intangible assets recorded during the period (1)	$3,059	18

(1)	There was no significant residual value estimated for the intangible assets recorded during 2007.

Intangible assets amortization expense was $1,267 million, $1,024 million and $1,842 million for 2007, 2006 and 2005, respectively. Intangible assets amortization expense is estimated to be $1,036 million in 2008, $763 million in 2009, $703 million in 2010, $644 million in 2011, and $608 million in 2012.

The changes in intangible assets during 2007 were as follows:

In millions of dollars	Net carrying amount at December 31, 2006	Acquisitions	Amortization	Impairments (1)	FX and other (2)	Net carrying amount at December 31, 2007
Purchased credit card relationships	$4,879	$200	$(661)	$(35)	$71	$4,454
Core deposit intangibles	734	331	(109)	—	(39)	917
Other customer relationships	389	1,844	(142)	(180)	638	2,549
Present value of future profits	181	—	(11)	—	—	170
Indefinite-lived intangible assets	639	557	—	(73)	468	1,591
Other	3,640	684	(290)	—	592	4,626
	$10,462	$3,616	$(1,213)	$(288)	$1,730	$14,307
Mortgage servicing rights (3)	5,439					8,380
Total intangible assets	$15,901					$22,687

(1)	The impairment loss was determined based on a discounted cash flow model as a result of the 2007 Structural Expense Review and is included in Restructuring expense on the Consolidated Statement of Income. There was an additional impairment of $53 million relating to Other customer relationships in Consumer Finance Japan in the third quarter of 2007.
(2)	Includes foreign exchange translation and purchase accounting adjustments.
(3)	See page 158 for the roll-forward of mortgage servicing rights.

20. DEBT

Short-Term Borrowings

Short-term borrowings consist of commercial paper and other borrowings with weighted average interest rates as follows:

	2007		2006
In millions of dollars at year end	Balance	Weighted average	Balance	Weighted average
Commercial paper
Citigroup Funding Inc.	$34,939	5.05%	$41,767	5.31%
Other Citigroup Subsidiaries	2,404	3.15%	1,928	4.55%
	$37,343		$43,695
Other borrowings	$109,145	3.62%	$57,138	4.47%
Total	$146,488		$100,833

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

Long-Term Debt

			Balances
In millions of dollars at year end	Weighted average coupon	Maturities	2007	2006
Citigroup Parent Company
Senior notes (1)	4.71%	2008-2098	$95,940	$91,491
Subordinated notes	5.60	2008-2036	51,941	24,084
Junior subordinated notes relating to trust preferred securities	6.96	2027-2067	23,756	9,775
Other Citigroup Subsidiaries
Senior notes (2)	6.12	2008-2099	180,673	111,309
Subordinated notes	5.07	2008-2037	6,551	3,843
Secured debt	5.30	2008-2044	433	426
Citigroup Global Markets Holdings Inc. (3)
Senior notes	4.72	2008-2097	26,545	28,602
Subordinated notes	6.21	2009-2030	4,856	117
Citigroup Funding Inc.(4)(5)
Senior notes	5.34	2008-2051	36,417	18,847
Total			$427,112	$288,494
Senior notes			$339,575	$250,249
Subordinated notes			63,348	28,044
Junior subordinated notes relating to trust preferred securities			23,756	9,775
Other			433	426
Total			$427,112	$288,494

(1)	Includes $250 million of notes maturing in 2098.
(2)	At December 31, 2007 and 2006, collateralized advances from the Federal Home Loan Bank are $86.9 billion and $81.5 billion, respectively.
(3)	Includes Targeted Growth Enhanced Term Securities (TARGETS) with carrying values of $48 million issued by TARGETS Trust XXIV and $243 million issued by TARGETS Trusts XXI through XXIV at December 31, 2007 and December 31, 2006, respectively (collectively, the “CGMHI Trusts”). CGMHI owns all of the voting securities of the CGMHI Trusts. The CGMHI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the CGMHI Trusts’ common securities. The CGMHI Trusts’ obligations under the TARGETS are fully and unconditionally guaranteed by CGMHI, and CGMHI’s guarantee obligations are fully and unconditionally guaranteed by Citigroup.
(4)	Includes Targeted Growth Enhanced Term Securities (CFI TARGETS) with carrying values of $55 million and $56 million issued by TARGETS Trusts XXV and XXVI at December 31, 2007 and December 31, 2006, respectively, (collectively, the “CFI Trusts”). CFI owns all of the voting securities of the CFI Trusts. The CFI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the CFI TARGETS and the CFI Trusts’ common securities. The CFI Trusts’ obligations under the CFI TARGETS are fully and unconditionally guaranteed by CFI, and CFI’s guarantee obligations are fully and unconditionally guaranteed by Citigroup.
(5)	Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $301 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3 and 2007-4 (collectively, the “Safety First Trusts”) at December 31, 2007 and $78 million issued by Safety First Trust Series 2006-1 at December 31, 2006. CFI owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the Safety First Trust Securities and the Safety First Trusts’ common securities. The Safety First Trusts’ obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI’s guarantee obligations are fully and unconditionally guaranteed by Citigroup.

CGMHI has a syndicated five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $3.0 billion, which matures in 2011. CGMHI also has three-year and one-year bilateral facilities totaling $1.375 billion with unaffiliated banks with borrowings maturing on various dates in 2008 and 2009. At December 31, 2007, $800 million of the bilateral facilities were drawn.

CGMHI also has committed long-term financing facilities with unaffiliated banks. At December 31, 2007, CGMHI had drawn down the full $2.075 billion available under these facilities, of which $1.08 million is guaranteed by Citigroup. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI’s short-term requirements.

The Company issues both fixed and variable rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, the Company uses other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2007, the Company’s overall weighted average interest rate for long-term debt was 5.50% on a contractual basis and 5.12% including the effects of derivative contracts.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

In millions of dollars	2008	2009	2010	2011	2012	Thereafter
Citigroup Parent Company	$12,577	$14,005	$16,563	$13,953	$20,213	$94,326
Other Citigroup Subsidiaries	75,172	57,720	15,437	17,640	3,475	18,213
Citigroup Global Markets Holdings Inc.	5,384	3,196	2,728	1,384	2,902	15,807
Citigroup Funding Inc.	7,536	15,569	2,614	1,425	1,441	7,832
Total	$100,669	$90,490	$37,342	$34,402	$28,031	$136,178

Long-term debt at December 31, 2007 and December 31, 2006 includes $23,756 million and $9,775 million, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware. The trusts exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

Citigroup has contractually agreed not to redeem or purchase (i) the 6.50% Enhanced Trust Preferred Securities of Citigroup Capital XV before September 15, 2056, (ii) the 6.45% Enhanced Trust Preferred Securities of Citigroup Capital XVI before December 31, 2046, (iii) the 6.35% Enhanced Trust Preferred Securities of Citigroup Capital XVII before March 15, 2057, (iv) the 6.829% Fixed Rate/Floating Rate Enhanced Trust Preferred Securities of Citigroup Capital XVIII before June 28, 2047, (v) the 7.250% Enhanced Trust Preferred Securities of Citigroup Capital XIX before August 15, 2047, (vi) the 7.875% Enhanced Trust Preferred Securities of Citigroup Capital XX before December 15, 2067, and (vii) the 8.300% Fixed Rate/Floating Rate Enhanced Trust Preferred Securities of Citigroup Capital

XXI before December 21, 2067 unless certain conditions, described in Exhibit 4.03 to Citigroup’s Current Report on Form 8-K filed on September 18, 2006, in Exhibit 4.02 to Citigroup’s Current Report on Form 8-K filed on November 28, 2006, in Exhibit 4.02 to Citigroup’s Current Report on Form 8-K filed on March 8, 2007, in Exhibit 4.02 to Citigroup’s Current Report on Form 8-K filed on July 2, 2007, in Exhibit 4.02 to Citigroup’s Current Report on Form 8-K filed on August 17, 2007, in Exhibit 4.2 to Citigroup’s Current Report on Form 8-K filed on November 27, 2007, and in Exhibit 4.2 to Citigroup’s Current Report on Form 8-K filed on December 21, 2007, respectively, are met. These agreements are for the benefit of the holders of Citigroup’s 6.00% Junior Subordinated Deferrable Interest Debentures due 2034.

For Regulatory Capital purposes, these Trust Securities remain a component of Tier 1 Capital. See “Capital Resources and Liquidity” on page 75.

Citigroup owns all of the voting securities of these subsidiary trusts. These subsidiary trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the subsidiary trusts and the subsidiary trusts’ common securities. These subsidiary trusts’ obligations are fully and unconditionally guaranteed by Citigroup.

The following table summarizes the financial structure of each of the Company’s subsidiary trusts at December 31, 2007:

Trust securities with distributions guaranteed by Citigroup	Issuance date	Securities issued	Liquidation value	Coupon rate	Common shares issued to parent	Junior subordinated debentures owned by trust
						Amount (1)	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	200,000	$200	7.625%	6,186	$206	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	24,000,000	600	6.000%	742,269	619	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIV	June 2006	22,600,000	565	6.875%	40,000	566	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	47,400,000	1,185	6.500%	40,000	1,186	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	64,000,000	1,600	6.450%	20,000	1,601	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	44,000,000	1,100	6.350%	20,000	1,101	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	500,000	1,004	6.829%	50	1,004	June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	49,000,000	1,225	7.250%	20	1,226	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	31,500,000	788	7.875%	20,000	788	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	3,500,000	3,500	8.300%	500	3,501	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXIX	Nov. 2007	1,875,000	1,875	6.320%	10	1,875	Mar. 15, 2041	Mar. 15, 2013
Citigroup Capital XXX	Nov. 2007	1,875,000	1,875	6.455%	10	1,875	Sept. 15, 2041	Sept. 15, 2013
Citigroup Capital XXXI	Nov. 2007	1,875,000	1,875	6.700%	10	1,875	Mar. 15, 2042	Mar. 15, 2014
Citigroup Capital XXXII	Nov. 2007	1,875,000	1,875	6.935%	10	1,875	Sept. 15, 2042	Sept. 15, 2014

Adam Capital Trust III (2)	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 07, 2033	Jan. 07, 2008
Adam Statutory Trust III (2)	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV (2)	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V (2)	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009
Total obligated			$23,535			$23,697

(1)	Represents the proceeds received from the Trust at the date of issuance.
(2)	Assumed by Citigroup via Citicorp’s merger with and into Citigroup on August 1, 2005.

In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital III and Citigroup Capital XVIII, on which distributions are payable semiannually.

During 2007, Citigroup issued $1.1 billion, $1.004 billion, $1.225 billion, $788 million, $3.5 billion and $7.5 billion related to the Enhanced Trust Preferred Securities of Citigroup Capital XVII, XVIII, XIX, XX, XXI, and XXIX-XXXII (ADIA) respectively.

On March 18, 2007 and March 26, 2007, Citigroup redeemed for cash all of the $23 million and $25 million Trust Preferred Securities of Adam Statutory Trust I and Adam Statutory Trust II, respectively, at the redemption price of $1,000 per preferred security plus any accrued distributions up to but excluding the date of redemption.

On February 15, 2007, Citigroup redeemed for cash all of the $300 million Trust Preferred Securities of Citicorp Capital I, $450 million of Citicorp Capital II, and $400 million of Citigroup Capital II at the redemption price of $1,000 per preferred security plus any accrued distribution up to but excluding the date of redemption.

On April 23, 2007, Citigroup redeemed for cash all of the $22 million Trust Preferred Securities of Adam Capital Trust II at the redemption price of $1,000 per preferred security plus any accrued distributions up to but excluding the date of redemption.

Please note that Capital Securities XXIX-XXXII that are part of the Upper DECS equity units sold in a private placement to Abu Dhabi Investment Authority have been included in this table.

21. PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Perpetual Preferred Stock

The following table sets forth the Company’s perpetual preferred stock outstanding at December 31:

					Carrying Value (in millions of dollars)
	Rate	Redeemable in whole or in part on or after(1)	Redemption price per share(2)	Number of shares	2007	2006
Series F (3)	6.365%	June 16, 2007	$250	1,600,000	$—	$ 400
Series G (3)	6.213%	July 11, 2007	$250	800,000	—	200
Series H (3)	6.231%	September 8, 2007	$250	800,000	—	200
Series M (3)	5.864%	October 8, 2007	$250	800,000	—	200
Series V (4)	Fixed/Adjustable	February 15, 2006	$500	250,000	—	—
					$—	$1,000

(1)	Under various circumstances, the Company may redeem certain series of preferred stock at times other than described above.
(2)	Liquidation preference per share equals redemption price per share.
(3)	Issued as depositary shares, each representing a one-fifth interest in a share of the corresponding series of preferred stock.
(4)	Issued as depositary shares, each representing a one-tenth interest in a share of the corresponding series of preferred stock.

All dividends on the Company’s perpetual preferred stock are payable quarterly and are cumulative.

On February 15, 2006, Citigroup redeemed for cash all outstanding shares of its Fixed/Adjustable Rate Cumulative Preferred Stock, Series V. The redemption price was $50 per depositary share, plus accrued dividends to the date of redemption. At the date of redemption, the value of the Series V Preferred Stock was $125 million.

On June 18, 2007, Citigroup redeemed for cash shares of its 6.365% Cumulative Preferred Stock, Series F, at the redemption price of $50 per depository share, plus accrued dividends to the date of redemption. At the date of redemption, the value of the Series F Preferred Stock was $400 million.

On July 11, 2007, Citigroup redeemed for cash shares of its 6.213% Cumulative Preferred Stock, Series G, at the redemption price of $50 per depository share, plus accrued dividends to the date of redemption. At the date of redemption, the value of the Series G Preferred Stock was $200 million.

On September 10, 2007, Citigroup redeemed for cash shares of its 6.231% Cumulative Preferred Stock, Series H, at the redemption price of $50 per depository share, plus accrued dividends to the date of redemption. At the date of redemption, the value of the Series H Preferred Stock was $200 million.

On October 9, 2007, Citigroup redeemed for cash shares of its 5.864% Cumulative Preferred Stock, Series M, at the redemption price of $50 per depository share, plus accrued dividends to the date of redemption. At the date of redemption, the value of the Series M Preferred Stock was $200 million.

Regulatory Capital

Citigroup is subject to risk based capital and leverage guidelines issued by the Board of Governors of the Federal Reserve System (FRB). Its U.S. insured depository institution subsidiaries, including Citibank, N.A., are subject to similar guidelines issued by their respective primary federal bank regulatory agencies. These guidelines are used to evaluate capital adequacy and include the required minimums shown in the following table.

The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2007 and 2006, all of Citigroup’s U.S. insured subsidiary depository institutions were “well capitalized.”

At December 31, 2007, regulatory capital as set forth in guidelines issued by the U.S. federal bank regulators is as follows:

In millions of dollars	Required minimum	Well- capitalized minimum		Citigroup (1) (4)	Citibank, N.A. (1) (4)
Tier 1 Capital				$ 89,226	$ 81,952
Total Capital (2)				134,121	121,613
Tier 1 Capital Ratio	4.0%	6.0%		7.12%	8.98%
Total Capital Ratio (2)	8.0	10.0		10.70	13.33
Leverage Ratio (3)	3.0	5.0	(5)	4.03	6.65

(1)	The FRB granted interim capital relief for the impact of adopting SFAS 158.
(2)	Total Capital includes Tier 1 and Tier 2.
(3)	Tier 1 Capital divided by adjusted average assets.
(4)	The impact related to using Citigroup’s credit rating in valuing Citigroup’s derivatives and debt carried at fair value upon the adoption of SFAS 157 is excluded from Tier 1 Capital at December 31, 2007.
(5)	Applicable only to depository institutions. For bank holding companies to be “well capitalized,” they must maintain a minimum Leverage Ratio of 3%.

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

As of December 31, 2007, Citigroup’s subsidiary depository institutions can declare dividends to their parent companies, without regulatory approval, of approximately $13.4 billion. In determining the dividends, each depository institution must also consider its effect on applicable risk based capital and Leverage Ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that, as of December 31, 2007, its subsidiary depository institutions can distribute dividends to Citigroup for all of the available $13.4 billion.

Non-Banking Subsidiaries

Citigroup also receives dividends from its nonbank subsidiaries. These nonbank subsidiaries are generally not subject to regulatory restrictions on dividends.

The ability of CGMHI to declare dividends can be restricted by capital considerations of its broker-dealer subsidiaries.

In millions of dollars
Subsidiary	Jurisdiction	Net capital or equivalent	Excess over minimum requirement
Citigroup Global Markets Inc.	U.S. Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1)	$5,398	$4,607
Citigroup Global Markets Limited	United Kingdom’s Financial Services Authority	$14,509	$5,937

22. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in each component of “Accumulated Other Comprehensive Income (Loss)” for the three-year period ended December 31, 2007 are as follows:

In millions of dollars	Net unrealized gains on investment securities	Foreign currency translation adjustment	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, January 1, 2005	$2,633	$(3,110)	$173	$—	$(304)
Decrease in net unrealized gains on investment securities, net of taxes (1)	(274)	—	—	—	(274)
Less: Reclassification adjustment for gains included in net income, net of taxes (1)	(1,275)	—	—	—	(1,275)
Foreign currency translation adjustment, net of taxes (2)	—	(980)	—	—	(980)
Cash flow hedges, net of taxes	—	—	439	—	439
Minimum Pension liability adjustment, net of taxes (3)	—	—	—	(138)	(138)
Change	$(1,549)	$(980)	$439	$(138)	$(2,228)
Balance, December 31, 2005	$1,084	$(4,090)	$612	$(138)	$(2,532)
Increase in net unrealized gains on investment securities, net of taxes (4)	1,023	—	—	—	1,023
Less: Reclassification adjustment for gains included in net income, net of taxes (4)	(1,164)	—	—	—	(1,164)
Foreign currency translation adjustment, net of taxes (5)	—	1,294	—	—	1,294
Cash flow hedges, net of taxes	—	—	(673)	—	(673)
Minimum Pension liability adjustment, net of taxes (3)	—	—	—	(1)	(1)
Adjustment to initially apply SFAS No. 158, net of taxes	—	—	—	(1,647)	(1,647)
Change	$(141)	$1,294	$(673)	$(1,648)	$(1,168)
Balance, December 31, 2006	$943	$(2,796)	$(61)	$(1,786)	$(3,700)
Adjustment to opening balance, net of taxes (6)	149	—	—	—	149
Adjusted balance, beginning of year	$1,092	$(2,796)	$(61)	$(1,786)	$(3,551)
Increase in net unrealized gains on investment securities, net of taxes	138	—	—	—	138
Less: Reclassification adjustment for gains included in net income, net of taxes	(759)	—	—	—	(759)
Foreign currency translation adjustment, net of taxes (7)	—	2,024	—	—	2,024
Cash flow hedges, net of taxes (8)	—	—	(3,102)	—	(3,102)
Pension liability adjustment, net of taxes (9)	—	—	—	590	590
Change	$(621)	$2,024	$(3,102)	$590	$(1,109)
Balance, December 31, 2007	$471	$(772)	$(3,163)	$(1,196)	$(4,660)

(1)	Primarily due to realized gains, including $1.5 billion after-tax, resulting from the sale of the Life Insurance and Annuities business.
(2)	Reflects, among other items, the movements in the Japanese yen, British pound, Bahamian dollar, and Mexican peso against the U.S. dollar, and changes in related tax effects.
(3)	Additional minimum liability, as required by SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87), related to unfunded or book reserve plans, such as the U.S. nonqualified pension plans and certain foreign pension plans.
(4)	Primarily related to activities in the Company’s Mortgage-Backed Securities Program.
(5)	Reflects, among other items, the movements in the British pound, euro, Korean won, Polish zloty, and Mexican peso against the U.S. dollar, and changes in related tax effects.
(6)	The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities, as well as several miscellaneous items previously reported in accordance with SFAS 115. The related unrealized gains and losses were reclassified to retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Notes 1 and 26 on pages 111 and 167, respectively, for further discussions.
(7)	Reflects, among other items, the movements in the euro, Brazilian real, Canadian dollar, Polish zloty, Indian rupee, and Australian dollar against the U.S. dollar, and related tax effects.
(8)	Primarily reflects the decrease in market interest rates during the second half of 2007 on Citigroup’s pay-fixed/receive-floating swap programs that are hedging floating rate deposits and long-term debt. Also reflects the widening of interest rate spreads during the period.
(9)	Reflects adjustments to funded status of pension and postretirement plans as required by SFAS 158.

23. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

The Company primarily securitizes credit card receivables and mortgages. Other types of assets securitized include corporate debt instruments (in cash and synthetic form), auto loans, and student loans.

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

The Company provides a wide range of mortgage and other loan products to a diverse customer base. In connection with the securitization of these loans, the Company’s U.S. Consumer business retains the servicing rights, which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the Company is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer, or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property. The Company’s mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Markets & Banking retains servicing for a limited number of its mortgage securitizations.

The following tables summarize selected cash flow information related to credit card, mortgage, and certain other securitizations for the years 2007, 2006, and 2005:

	2007
In billions of dollars	Credit cards	U.S. Consumer mortgages	Markets & Banking mortgages	Other (1)
Proceeds from new securitizations	$ 36.2	$107.2	$40.1	$13.9
Proceeds from collections reinvested in new receivables	218.0	—	—	2.0
Contractual servicing fees received	2.1	1.7	—	0.1
Cash flows received on retained interests and other net cash flows	7.6	0.3	0.3	0.2

	2006
In billions of dollars	Credit cards	U.S. Consumer mortgages	Markets & Banking mortgages	Other (1)
Proceeds from new securitizations	$ 20.2	$67.5	$31.9	$8.8
Proceeds from collections reinvested in new receivables	213.1	—	—	1.8
Contractual servicing fees received	2.1	1.0	—	0.1
Cash flows received on retained interests and other net cash flows	7.9	—	0.2	0.1

	2005
In billions of dollars	Credit cards	U.S. Consumer mortgages	Markets & Banking mortgages	Other (1)
Proceeds from new securitizations	$ 21.6	$58.9	$26.3	$8.0
Proceeds from collections reinvested in new receivables	201.3	—	—	1.5
Contractual servicing fees received	1.9	0.9	—	—
Cash flows received on retained interests and other net cash flows	6.4	0.1	—	0.1

(1)	Other includes student loans and other assets.

The Company recognized gains on securitizations of U.S. Consumer mortgages of $279 million, $82 million, and $197 million for 2007, 2006, and 2005, respectively. In 2007, the Company recorded net gains of $1,084 million and, in 2006 and 2005, recorded net gains of $1,267 million and $1,168 million, respectively, related to the securitization of credit card receivables. Gains recognized on the securitization of Markets & Banking activities and other assets during 2007, 2006 and 2005 were $145 million, $302 million and $220 million, respectively.

Key assumptions used for the securitization of credit cards, mortgages, and certain other assets during 2007 and 2006 in measuring the fair value of retained interests at the date of sale or securitization are as follows:

2007
	Credit cards	U.S. Consumer mortgages	Markets & Banking mortgages	Other (1)
Discount rate	12.8% to 16.8%	9.6% to 17.5%	2.5% to 30.1%	10.2% to 10.5%
Constant prepayment rate	6.5% to 22.0%	4.9% to 24.2%	6.1% to 52.5%	3.5% to 3.8%
Anticipated net credit losses	3.4% to 6.4%	N/A	10.0% to 100.0%	0.3%

(1)	Other includes student loans and other assets.

2006
	Credit cards	U.S. Consumer mortgages	Markets & Banking mortgages	Other (1)
Discount rate	12.0% to 16.2%	8.6% to 14.1%	4.1% to 27.9%	10.0% to 12.0%
Constant prepayment rate	6.4% to 21.7%	6.0% to 16.5%	9.0% to 52.5%	5.0% to 13.8%
Anticipated net credit losses	3.8% to 6.1%	N/A	0.0% to 100.0%	0.0%

(1)	Other includes student loans and other assets.

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

At December 31, 2007, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Key Assumptions at December 31, 2007

	2007
	Credit cards	U.S. Consumer mortgages (1)	Markets & Banking mortgages	Other (2)
Discount rate	13.3% to 16.8%	12.4%	2.5% to 30.1%	10.6% to 12.6%
Constant prepayment rate	7.2% to 21.0%	14.4%	6.1% to 50.0%	3.3% to 11.4%
Anticipated net credit losses	4.4% to 6.4%	N/A	10.0% to 80.0%	0.3% to 1.1%
Weighted average life	10.6 to 11.0 months	6.6 years	1.3 to 10.7 years	5 to 9 years

(1)	Includes mortgage servicing rights.
(2)	Other includes student loans and other assets.

	2007
In millions of dollars	Credit cards	U.S. Consumer mortgages	Markets & Banking mortgages	Other (1)
Carrying value of retained interests	$11,739	$13,801	$4,617	$2,142
Discount Rates
Adverse change of 10%	$(67)	$(266)	$(107)	$(27)
Adverse change of 20%	(132)	(519)	(207)	(53)
Constant prepayment rate
Adverse change of 10%	$(246)	$(575)	$(11)	$(13)
Adverse change of 20%	(461)	(1,099)	(2)	(26)
Anticipated net credit losses
Adverse change of 10%	$(481)	$(7)	$(149)	$(8)
Adverse change of 20%	(891)	(14)	(250)	(15)

(1)	Other includes student loans and other assets.

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

In millions of dollars, except loans in billions	2007	2006
Loan amounts, at year end
On balance sheet	$88.5	$75.5
Securitized amounts	108.1	99.5
Loans held-for-sale	1.0	—
Total managed loans	$197.6	$175.0
Delinquencies, at year end
On balance sheet	$1,820	$1,427
Securitized amounts	1,864	1,616
Loans held-for-sale	14	—
Total managed delinquencies	$3,698	$3,043

Credit losses, net of recoveries, for the year ended December 31,	2007	2006	2005
On balance sheet	$3,678	$3,088	$3,404
Securitized amounts	4,752	3,985	5,326
Loans held-for-sale	—	5	28
Total managed	$8,430	$7,078	$8,758

Mortgage Servicing Rights

The fair value of capitalized mortgage loan servicing rights (MSRs) was $8.4 billion and $5.4 billion at December 31, 2007 and 2006, respectively. The following table summarizes the changes in capitalized MSRs:

In millions of dollars	2007	2006
Balance, beginning of year	$5,439	$4,339
Originations	1,843	1,010
Purchases	3,678	673
Changes in fair value of MSRs due to changes in inputs and assumptions	(247)	309
Transfer to Trading account assets	(1,026)	—
Other changes (1)	(1,307)	(892)
Balance, end of year	$8,380	$5,439

(1)	Represents changes due to customer payments and passage of time.

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

Key economic assumptions used in determining the fair value of MSRs at December 31, 2007 were as follows:

	2007	2006
Discount rate	12.4%	10.6%
Constant prepayment rate	14.4%	11.7%
Weighted average life	6.6 years	6.1 years

The fair value of the MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities, and purchased securities classified as trading. The amount of contractually specified servicing fees, late fees and ancillary fees earned were $1,683 million, $90 million and $61 million, respectively, for the year ended December 31, 2007. In 2006, servicing, late and ancillary fees were $1,036 million, $56 million and $45 million, respectively. These fees are classified in the Consolidated Statement of Income as Commissions and Fees.

Special-Purpose Entities

Primary Uses of and Involvement in SPEs

Citigroup is involved with many types of special-purpose entities (SPEs) in the normal course of business. The primary uses of SPEs are to obtain sources of liquidity for the Company and its clients through securitization vehicles and commercial paper conduits; to create investment products for clients; to provide asset-based financing to clients; or to raise financing for the Company.

The Company provides various products and services to SPEs. For example, it may:

•	Underwrite securities issued by SPEs and subsequently make a market in those securities;
•	Provide liquidity facilities to support short-term obligations of the SPE issued to third parties;
•	Provide loss enhancement in the form of letters of credit, guarantees, credit default swaps or total return swaps (where the Company receives the total return on certain assets held by the SPE);
•	Enter into derivative contracts with the SPE;
•	Act as investment manager;
•	Provide debt financing to or have an ownership interest in the SPE; or
•	Provide administrative, trustee or other services.

SPEs used by the Company are generally accounted for as qualifying SPEs (QSPEs) or Variable Interest Entities (VIEs), as described below.

Qualifying SPEs

QSPEs are a special class of SPEs defined in FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). These SPEs have significant limitations on the types of assets and derivative instruments they may own and the types and extent of activities and decision-making they may engage in. Generally, QSPEs are passive entities designed to purchase assets and pass through the cash flows from those assets to the investors in the QSPE. QSPEs may not actively manage their assets through discretionary sales and are generally limited to making decisions inherent in servicing activities and issuance of liabilities. QSPEs are generally exempt from consolidation by the transferor of assets to the QSPE and any investor or counterparty.

The following table summarizes the Company’s involvement in QSPEs by business segment at December 31, 2007 and 2006:

	Assets of QSPEs		Retained interests
In millions of dollars	2007	2006	2007	2006
Global Consumer
Credit Cards	$125,109	$111,766	$11,739	$9,081
Mortgages	516,802	333,804	13,801	6,279
Other	14,882	12,538	981	982
Total	$656,793	$458,108	$26,521	$16,342
Markets & Banking
Mortgages	$84,093	$69,449	$4,617	$2,495
Municipal TOBs	10,556	—	817	—
DSC Securitizations and other	14,526	13,600	344	357
Total	$109,175	$83,049	$5,778	$2,852
Citigroup Total	$765,968	$541,157	$32,299	$19,194

Credit Card Master Trusts

The Company securitizes credit card receivables through trusts which are established to purchase the receivables. Citigroup sells receivables into the QSPE trusts on a non-recourse basis. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. The Company relies on securitizations to fund a significant portion of its managed U.S. Cards business.

Citigroup is not a provider of liquidity facilities to the Dakota commercial paper program of the Citibank Master Credit Card Trust. However, Citibank (South Dakota), N. A. is the sole provider of liquidity to the Palisades commercial paper program in the Omni Master Trust. This liquidity facility is made available on market terms and pricing to Omni Palisades and covers each issuance of commercial paper. The liquidity facility requires Citibank (South Dakota), N.A. to purchase Palisades commercial paper at maturity if the commercial paper does not roll over as long as there are available credit enhancements outstanding, typically in the form of subordinated notes. At December 31, 2007, this liquidity commitment amounted to $7.5 billion.

Mortgage and Other Consumer Loan Securitization Vehicles

The Company’s Consumer business provides a wide range of mortgage and other consumer loan products to its customers. Once originated, the Company often securitizes these loans (primarily mortgage and student loans) through the use of QSPEs. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company’s credit exposure to the borrowers. These mortgage and student loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. However, the Company generally retains the servicing rights and a residual interest in future cash flows from the trusts.

Municipal Tender Option Bond (TOB) QSPEs

The Company sponsors QSPE TOB trusts that hold municipal securities and issue long-term senior floating-rate notes (“Floaters”) to third-party investors and junior residual securities (“Residuals”) to the Company. The discussion of municipal securities Tender Option Bond (“TOB”) Trusts on page 163 addresses the structure of these QSPE TOB trusts, along with other Proprietary TOB trusts and Customer TOB trusts.

Unlike other Proprietary TOB trusts, and to conform to the requirements for a QSPE, the Company has no ability to unilaterally unwind QSPE TOB trusts. The Company would reconsider consolidation of the QSPE TOB trusts in the event that the amount of Floaters held by third parties decreased to such a level that the QSPE TOB trusts no longer met the definition of a QSPE because of insufficient third-party investor ownership of the Floaters.

Mutual Fund Deferred Sales Commission (DSC) Securitizations

Mutual Fund Deferred Sales Commission (DSC) receivables are assets purchased from distributors of mutual funds that are backed by distribution fees and contingent deferred sales charges (CDSC) generated by the distribution of certain shares to mutual fund investors. These share investors pay no upfront load, but the shareholder agrees to pay, in addition to the management fee imposed by the mutual fund, the distribution fee over a period of time and the CDSC (a penalty for early redemption to recover lost distribution fees). Asset managers use the proceeds from the sale of DSC receivables to cover the sales commissions associated with the shares sold.

The Company purchases these receivables from mutual fund distributors and sells a diversified pool of receivables to a trust. The trust in turn issues two tranches of securities:

•

Senior term notes (generally 92-94%) via private placement to third-party investors. These notes are structured to have at least a single “A” rating standard. The senior notes receive all cash distributions until fully repaid, which is generally approximately 5-6 years;

•

A residual certificate in the trust (generally 6-8%) to the Company. This residual certificate is fully subordinated to the senior notes, and receives no cash flows until the senior notes are fully paid.

Mortgage Loan Securitizations

Markets & Banking is active in structuring and underwriting residential and commercial mortgage-backed securitizations. In these transactions, the Company or its customer transfers loans into a bankruptcy-remote SPE. These SPEs are designed to be QSPEs as described above. The Company may hold residual interests and other securities issued by the SPEs until they can be sold to independent investors, and makes a market in those securities on an ongoing basis. The Company sometimes retains servicing rights for certain entities. These securities are held as trading assets on the balance sheet, are managed as part of the Company’s trading activities, and are marked to market with most changes in value recognized in earnings. The table above shows the assets and retained interests for mortgage QSPEs in which the Company acted as principal in transferring mortgages to the QSPE.

Variable Interest Entities

VIEs are entities defined in FIN 46-R as entities which either have a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights, right to receive the expected residual returns of the entity, and obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests, or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity. The variable interest holder, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, is deemed to be the primary beneficiary and must consolidate the VIE. Consolidation under FIN 46-R is based on expected losses and residual returns, which consider various scenarios on a probability-weighted basis. Consolidation of a VIE is, therefore, determined based primarily on variability generated in scenarios that are considered most likely to occur, rather than based on scenarios that are considered more remote. Certain variable interests may absorb significant amounts of losses or residual returns contractually, but if those scenarios are considered very unlikely to occur, they may not lead to consolidation of the VIE.

All of these facts and circumstances are taken into consideration when determining whether the Company has variable interests that would deem it the primary beneficiary and, therefore, require consolidation of the related VIE or otherwise rise to the level where disclosure would provide useful information to the users of the Company’s financial statements. In some cases, it is qualitatively clear based on the extent of the Company’s involvement or the seniority of its investments that the Company is not the primary beneficiary of the VIE. In other cases, more detailed and quantitative analysis is required to make such a determination.

FIN 46-R requires disclosure of the Company’s maximum exposure to loss where the Company has “significant” variable interests in an unconsolidated VIE. FIN 46-R does not define “significant” and, as such, judgment is required. The Company generally considers the following types of involvement to be “significant”:

•

Retaining any amount of debt financing (e.g., loans, notes, bonds, or other debt instruments), or an equity investment (e.g., common shares, partnership interests, or warrants) in any VIE where the Company has assisted with the structure of the transaction;

•	Writing a “liquidity put” or other facility to support the issuance of short-term notes;
•	Writing credit protection (e.g., guarantees, letters of credit, credit default swaps or total return swaps where the Company receives the total return or risk on the assets held by the VIE); or
•	Certain transactions where the Company is the investment manager and receives variable fees for services.

Beginning in December 2007, the Company’s definition of “significant” involvement generally includes all variable interests held by the Company, even those where the likelihood of loss or the notional amount of exposure to any single legal entity is small. The Company has conformed the 2006 disclosure data presented to be consistent to this interpretation. Prior to December 2007, certain interests were deemed insignificant due to the substantial credit enhancement or subordination protecting the Company’s interest in the VIE (for example, in certain asset-based financing transactions) or due to the insignificance of the amount of the Company’s interest compared to the total assets of the VIE (for example, in certain commercial paper conduits administered by third parties). Involvement with a VIE as described above, regardless of the seniority or perceived risk of the Company’s involvement, is now included as significant. The Company believes that this more expansive interpretation of “significant” provides more meaningful and consistent information regarding its involvement in various VIE structures and provides more data for an independent assessment of the potential risks of the Company’s involvement in various VIEs and asset classes.

In various other transactions the Company may act as a derivative counterparty (for example, interest rate swap, cross-currency swap, or purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE); may act as underwriter or placement agent; may provide administrative, trustee, or other services; or may make a market in debt securities or other instruments issued by VIEs. The Company generally considers such involvement, by itself, “not significant” under FIN 46-R.

The following table summarizes the Company’s significant involvement in VIEs in millions of dollars:

	As of December 31, 2007					As of December 31, 2006
	Maximum exposure to loss in unconsolidated VIEs (2)							Maximum exposure to loss in unconsolidated VIEs (2)
	Consolidated VIEs	Significant unconsolidated VIEs (1)	Funded	Unfunded	Total	Consolidated VIEs	Significant unconsolidated VIEs (1)	Total
Global Consumer
Credit Cards	$242	$—	$—	$—	$—	$527	$—	$—
Mortgages	63	—	—	—	—	915	—	—
Investment funds	276	610	14	—	14	—	—	—
Leasing	35	—	—	—	—	53	—	—
Other	1,385	—	—	—	—	1,961	426	20
Total	$2,001	$610	$14	$—	$14	$3,456	$426	$20
Markets & Banking
Citi-administered asset-backed commercial paper conduits (ABCP)	$—	$72,558	$—	$72,558	$72,558	$—	$62,802	$62,802
Third-party commercial paper conduits	—	27,021	—	2,154	2,154	—	37,003	2,728
Collateralized debt obligations (CDOs)	22,312	51,794	4,899	9,080	13,979	—	60,475	39,780
Collateralized loan obligations (CLOs)	1,353	21,874	2,325	2,437	4,762	1,297	17,328	2,930
Asset-based financing	4,468	91,604	27,071	7,226	34,297	4,171	59,575	24,908
Municipal securities tender option bond trusts (TOBs)	17,003	22,570	—	17,843	17,843	17,313	14,946	11,872
Municipal investments	53	13,662	1,627	1,084	2,711	161	9,647	2,191
Client intermediation	2,790	9,593	1,250	393	1,643	1,044	795	165
Other	12,642	10,298	917	958	1,875	13,885	1,023	147
Total	$60,621	$320,974	$38,089	$113,733	$151,822	$37,871	$263,594	$147,523
Global Wealth Management
Investment funds	$590	$52	$40	$5	$45	$513	$746	$46
Alternative Investments
Structured investment vehicles	$58,543	$—	$—	$—	$—	$—	$79,847	$—
Investment funds	45	10,934	205	—	205	211	33,940	144
Total	$58,588	$10,934	$205	$—	$205	$211	$113,787	$144
Corporate/Other
Trust Preferred Securities	$—	$23,756	$162	$—	$162	$—	$9,775	$197
Total Citigroup (3)	$121,800	$356,326	$38,510	$113,738	$152,248	$42,051	$388,328	$147,930
(1)	A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant as discussed on page 160, regardless of the likelihood of loss, or the notional amount of exposure.
(2)	Definition of maximum exposure to loss is included in the text that follows.
(3)	The December 31, 2006 totals have been reclassified to conform to the Company’s current definition of significant involvement.

This table does not include:

•	Certain venture capital investments made by some of the Company’s private equity subsidiaries, as the Company accounts for these investments in accordance with the Investment Company Audit Guide;
•	Certain limited partnerships where the Company is the general partner and the limited partners have the right to replace the general partner or liquidate the funds;
•

Certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;

•

VIEs structured by third parties where the Company holds securities in trading inventory. These investments are made on arm’s-length terms, and are typically held for relatively short periods of time; and

•

Transferred assets to a VIE where the transfer did not qualify as a sale and where the Company did not have any other involvement that is deemed to be a variable interest with the VIE. These transfers are accounted for as secured borrowings by the Company.

The asset balances for consolidated VIEs represent the carrying amounts of the assets consolidated by the Company. The carrying amount may represent the amortized cost or the current fair value of the assets depending on the legal form of the asset (security or loan) and the Company’s standard accounting policies for the asset type and line of business.

The asset balances for unconsolidated VIEs where the Company has significant involvement represent the most current information available to the Company regarding the remaining principal balance of cash assets owned. In most cases, the asset balances represent an amortized cost basis without regard to impairments in fair value, unless fair value information is readily available to the Company. For VIEs that obtain asset exposures synthetically through derivative instruments (for example, synthetic CDOs), the Company includes the full original notional amount of the derivative as an asset.

The maximum exposure (funded) represents the balance sheet carrying amount of the Company’s investment in the VIE. It reflects the initial amount of cash invested in the VIE plus any accrued interest and is adjusted for any impairments in value recognized in earnings and any cash principal payments received. The maximum exposure of unfunded positions represents the remaining undrawn committed amount, including liquidity and credit facilities provided by the Company, or the notional amount of a derivative instrument considered to be a variable interest, adjusted for any declines in fair value recognized in earnings. In certain transactions, the Company has entered into derivative instruments or other arrangements that are not considered variable interests in the VIE under FIN 46-R (for example, interest rate swaps, cross-currency swaps, or where the Company is the purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE). Receivables under such arrangements are not included in the maximum exposure amounts.

Consolidated VIEs–Balance Sheet Classification

The following table presents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations:

In billions of dollars	December 31, 2007	December 31, 2006 (1)
Cash	$ 12.3	$ 0.4
Trading account assets	87.3	9.9
Investments	15.1	20.3
Loans	2.3	5.6
Other assets	4.8	5.9
Total assets of consolidated VIEs	$121.8	$42.1

(1)	Reclassified to conform to the current period’s presentation.

The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved. In general, the third-party investors in the obligations of consolidated VIEs have recourse only to the assets of the VIEs and do not have recourse to the Company, except where the Company has provided a guarantee to the investors or is the counterparty to certain derivative transactions involving the VIE. Thus, the Company’s maximum exposure to loss related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets due to outstanding third-party financing.

Citi-Administered Asset-Backed Commercial Paper Conduits

The Company is active in the asset-backed commercial paper conduit business as administrator of several multi-seller commercial paper conduits, and also as a service provider to single-seller and other commercial paper conduits sponsored by third parties.

The multi-seller commercial paper conduits are designed to provide the Company’s customers access to low-cost funding in the commercial paper markets. The conduits purchase assets from or provide financing facilities to customers and are funded by issuing high-grade commercial paper to third-party investors. The conduits generally do not purchase assets originated by the Company. The funding of the conduit is facilitated by the liquidity support and credit enhancement provided by the Company and by certain third parties. As administrator to the conduits, the Company is responsible for selecting and structuring assets purchased or financed by the conduits, making decisions regarding the funding of the conduit, including determining the tenor and other features of the commercial paper issued, monitoring the quality and performance of the conduit’s assets, and facilitating the operations and cash flows of the conduit. In return, the Company earns structuring fees from clients for individual transactions and earns an administration fee from the conduit, which is equal to the income from client program and liquidity fees of the conduit after payment of interest costs and other fees.

Third-Party Conduits

The Company also provides liquidity facilities to single-and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. The notional amount of these facilities is approximately $2.2 billion as of December 31, 2007. No amounts were funded under these facilities as of December 31, 2007.

Collateralized Debt Obligations

A collateralized debt obligation (CDO) is an SPE that purchases a pool of assets consisting of asset-backed securities and synthetic exposures through derivatives on asset-backed securities and issues multiple tranches of equity and notes to investors. A third-party manager is typically retained by the CDO to select the pool of assets and manage those assets over the term of the CDO. The Company earns fees for warehousing assets prior to the creation of a CDO, structuring CDOs, and placing debt securities with investors. In addition, the Company has retained interests in many of the CDOs it has structured and makes a market in those issued notes.

Collateralized Loan Obligations

A collateralized loan obligation (CLO) is substantially similar to the CDO transactions described above, except that the assets owned by the SPE (either cash instruments or synthetic exposures through derivative instruments) are corporate loans and to a lesser extent corporate bonds, rather than asset-backed debt securities.

Certain of the assets and exposure amounts relate to CLO warehouses, whereby the Company provides senior financing to the CLO to purchase assets during the warehouse period. The senior financing is repaid upon issuance of notes to third-parties.

Asset-Based Financing

The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company, and related loan loss reserves are reported as part of the Company’s Allowance for credit losses in Note 18 on page 147. Financing in the form of debt securities or derivatives is, in most circumstances, reported in Trading account assets and accounted for at fair value with changes in value reported in earnings.

Municipal Securities Tender Option Bond (TOB) Trusts

The Company sponsors TOB trusts that hold fixed- and floating-rate, tax-exempt securities issued by state or local municipalities. The trusts are single-issuer trusts whose assets are purchased from the Company and from the secondary market. The trusts issue long-term senior floating rate notes (“Floaters”) and junior residual securities (“Residuals”). The Floaters have a long-term rating based on the long-term rating of the underlying municipal bond and a short-term rating based on that of the liquidity provider to the trust. The Residuals are generally rated based on the long-term rating of the underlying municipal bond and entitle the holder to the residual cash flows from the issuing trust.

The Company sponsors three kinds of TOB trusts: customer TOB trusts, proprietary TOB trusts, and QSPE TOB trusts. Customer TOB trusts are trusts through which customers finance investments in municipal securities and are not consolidated by the Company. Proprietary and QSPE TOB trusts, on the other hand, provide the Company with the ability to finance its own investments in municipal securities. Proprietary TOB trusts are generally consolidated, in which case the financing (the Floaters) is recognized on the Company’s balance sheet as a liability. However, certain proprietary TOB trusts, the Residuals of which are held by a hedge fund that is consolidated and managed by the Company, are not consolidated by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge fund (and, thus, are not consolidated by the Company) under the application of the AICPA Investment Company Audit Guide, which precludes consolidation of owned investments. The Company consolidates the hedge fund because the Company holds greater than 50% of the equity interests in the hedge fund. The majority of the Company’s equity investments in the hedge fund are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge fund. QSPE trusts provide the Company with the same exposure as proprietary TOB trusts and are not consolidated by the Company.

The total assets of the three categories of TOB trusts as of December 31, 2007 are as follows:

In billions of dollars
TOB trust type	Total assets
Customer TOB Trusts (Not consolidated)	$17.6

Proprietary TOB Trusts (Consolidated and Non- consolidated)	$22.0

QSPE TOB Trusts (Not consolidated)	$10.6

Municipal Investments

Municipal Investment transactions represent partnerships that finance the construction and rehabilitation of low-income affordable rental housing. The Company generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits accorded the affordable housing investments made by the partnership.

Client Intermediation

Client intermediation transactions represent a range of transactions designed to provide investors with specified returns based on the returns of an underlying security, referenced asset or index. These transactions include credit-linked notes and equity-linked notes. In these transactions, the SPE typically obtains exposure to the underlying security, referenced asset or index through a derivative instrument such as a total return swap or a credit default swap. In turn the SPE issues notes to investors that pay a return based on the specified underlying security, referenced asset or index. The SPE invests the proceeds in a financial asset or a guaranteed insurance contract (GIC) that serves as collateral for the derivative contract over the term of the transaction.

The Company’s involvement in these transactions includes being the counterparty to the SPE’s derivative instruments and investing in a portion of the notes issued by the SPE.

Other

Other vehicles include the Company’s interests in entities established to facilitate various client financing transactions as well as a variety of investment partnerships.

Structured Investment Vehicles

Structured Investment Vehicles (SIVs) are SPEs that issue junior notes and senior notes (medium-term notes, and short-term commercial paper) to fund the purchase of high-quality assets. The junior notes are subject to the “first loss” risk of the SIVs. The SIVs provide a variable return to junior note holders based on the net spread between the cost to issue the senior debt and the return realized by the high-quality assets. The Company acts as investment manager for the SIVs and, prior to December 13, 2007, was not contractually obligated to provide liquidity facilities or guarantees to the SIVs.

On December 13, 2007, the Company announced its commitment to provide a support facility that would resolve uncertainties regarding senior debt repayment facing the Citi-advised SIVs. The Company’s commitment was a response to the ratings review for possible downgrade announced by two rating agencies of the outstanding senior debt of the SIVs, and the continued reduction of liquidity in the SIV-related asset-backed commercial paper and medium-term note markets. These markets are the traditional funding sources for the SIVs. The Company’s actions are designed to support the current ratings of the SIVs’ senior debt and to allow the SIVs to continue to pursue their asset reduction plan. As a result of this commitment, the Company became the SIVs’ primary beneficiary and began consolidating these entities.

Investment Funds

The Company is the investment manager for certain VIEs that invest in various asset classes including private equity hedge funds, real estate, fixed income and infrastructure. The Company earns a management fee, which is a percentage of capital under management, and may earn performance fees. In addition, for some of these funds, the Company has an ownership interest in the investment funds. As of December 31, 2007 and 2006, the total amount invested in these funds was $0.2 billion and $0.1 billion, respectively.

The Company has also established a number of investment funds as opportunities for qualified employees to invest in private equity investments. The Company acts as investment manager to these funds and may provide employees with financing on both a recourse and non-recourse basis for a portion of the employees’ investment commitments.

Trust Preferred Securities

The Company has raised financing through the issuance of trust preferred securities. In these transactions, the Company forms a statutory business trust and owns all of the voting equity shares of the trust. The trust issues preferred equity securities to third-party investors and invests the gross proceeds in junior subordinated deferrable interest debentures issued by the Company. These trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the preferred equity securities held by third-party investors. These trusts’ obligations are fully and unconditionally guaranteed by the Company.

Because the sole asset of the trust is a receivable from the Company, the Company is not permitted to consolidate the trusts under FIN 46-R, even though the Company owns all of the voting equity shares of the trust, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its balance sheet as long-term liabilities.

24. DERIVATIVES ACTIVITIES

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

•

Option contracts which give the purchaser, for a fee, the right, but not the obligation, to buy or sell within a limited time a financial instrument, commodity or currency at a contracted price that may also be settled in cash, based on differentials between specified indices or prices.

Citigroup enters into these derivative contracts for the following reasons:

•

Trading Purposes—Customer Needs – Citigroup offers its customers derivatives in connection with their risk-management actions to transfer, modify or reduce their interest rate, foreign exchange and other market/credit risks or for their own trading purposes. As part of this process, Citigroup considers the customers’ suitability for the risk involved, and the business purpose for the transaction. Citigroup also manages its derivative-risk positions through offsetting trade activities, controls focused on price verification, and daily reporting of positions to senior managers.
•	Trading Purposes—Own Account – Citigroup trades derivatives for its own account. Trading limits and price verification controls are key aspects of this activity.
•

Asset/Liability Management Hedging—Citigroup uses derivatives in connection with its risk-management activities to hedge certain risks or reposition the risk profile of the Company. For example, Citigroup may issue fixed-rate long-term debt and then enter into a receive-fixed, pay-variable-rate interest rate swap with the same tenor and notional amount to convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes interest cost in certain yield curve environments. Derivatives are also used to manage risks inherent in specific groups of on-balance sheet assets and liabilities, including investments, corporate and consumer loans, deposit liabilities, as well as other interest-sensitive assets and liabilities. In addition, foreign- exchange contracts are used to hedge non-U.S. dollar denominated debt, available-for-sale securities, net capital exposures and foreign-exchange transactions.

Citigroup accounts for its hedging activity in accordance with SFAS 133. As a general rule, SFAS 133 hedge accounting is permitted for those situations where the Company is exposed to a particular risk, such as interest rate or foreign-exchange risk, that causes changes in the fair value of an asset or liability, or variability in the expected future cash flows of an existing asset, liability, or a forecasted transaction that may affect earnings.

Derivative contracts hedging the risks associated with the changes in fair value are referred to as fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called cash flow hedges. Hedges that utilize derivatives or debt instruments to manage the foreign exchange risk associated with equity investments in non-U.S. dollar functional currency foreign subsidiaries (net investment in a foreign operation) are called net investment hedges.

All derivatives are reported on the balance sheet at fair value. If certain hedging criteria specified in SFAS 133 are met, including testing for hedge effectiveness, special hedge accounting may be applied. The hedge-effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships. For fair-value hedges, the changes in value of the hedging derivative, as well as the changes in value of the related hedged item, due to the risk being hedged, are reflected in current earnings. For cash-flow hedges and net-investment hedges, the changes in value of the hedging derivative are reflected in Accumulated other comprehensive income (loss) in stockholders’ equity, to the extent the hedge was effective. Hedge ineffectiveness, in either case, is reflected in current earnings.

Continuing with the example referred to above, for Asset/Liability Management Hedging, the fixed-rate long-term debt may be recorded at amortized cost under current U.S. GAAP. However, by electing to use SFAS 133 hedge accounting, the carrying value of this note is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings. The related interest-rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, an economic hedge, which does not meet the SFAS 133 hedging criteria, would involve only recording the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings. The debt would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts that cause the change in the swap’s value and the underlying yield of the debt. This type of hedge is undertaken when SFAS 133 hedge requirements cannot be achieved or management decides not to apply SFAS 133 hedge accounting. Another alternative for the Company would be to elect to carry the note at fair value under SFAS 159. Once the irrevocable election is made upon issuance of the note, the full change in fair value of the note would be reported in earnings. The related interest rate swap, with changes in fair value also reflected in earnings, provides a natural offset to the note’s fair value change. To the extent the two offsets would not be exactly equal the difference would be reflected in current earnings. This type of economic hedge is undertaken when the Company prefers to follow this simpler method that achieves similar financial statement results to an SFAS 133 fair-value hedge.

Fair-value hedges

•

Hedging of benchmark interest rate risk—Citigroup hedges exposure to changes in the fair value of fixed-rate financing transactions, including liabilities related to outstanding debt, borrowings and time deposits. The fixed cash flows from those financing transactions are converted to benchmark variable-rate cash flows by entering into receive- fixed, pay-variable interest rate swaps. Typically these fair-value hedge relationships use dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis.

Citigroup also hedges exposure to changes in the fair value of fixed-rate assets, including available-for-sale debt securities and interbank placements. The hedging instruments mainly used are receive-variable, pay-fixed interest rate swaps for the remaining hedged asset categories. Most of these fair-value hedging relationships use dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis, while certain others use regression analysis.

For a limited number of fair-value hedges of benchmark interest-rate risk, Citigroup uses the “shortcut” method as SFAS 133 allows the Company to assume no ineffectiveness if the hedging relationship involves an interest-bearing financial asset or liability and an interest-rate swap. In order to assume no ineffectiveness, Citigroup ensures that all the shortcut method requirements of SFAS 133 for these types of hedging relationships are met. The amount of shortcut method hedges that Citigroup uses is de minimis.

•

Hedging of foreign-exchange risk—Citigroup hedges the change in fair value attributable to foreign-exchange rate movements in available-for-sale securities that are denominated in currencies other than the functional currency of the entity holding the securities, which may be in or outside the U.S. Typically, the hedging instrument employed is a forward foreign-exchange contract. In this type of hedge, the change in fair value of the hedged available-for-sale security attributable to the portion of foreign-exchange risk hedged is reported in earnings and not Accumulated other comprehensive income—a process that serves to offset substantially the change in fair value of the forward contract that is also reflected in earnings. Citigroup typically considers the premium associated with forward contracts (differential between spot and contractual forward rates) as the cost of hedging; this is generally excluded from the assessment of hedge effectiveness and reflected directly in earnings. Dollar-offset method is typically used to assess hedge effectiveness. Since that assessment is based on changes in fair value attributable to changes in spot rates on both the available-for-sale securities and the forward contracts for the portion of the relationship hedged, the amount of hedge ineffectiveness is not significant.

Cash-flow hedges

•

Hedging of benchmark interest rate risk – Citigroup hedges variable cash flows resulting from floating-rate liabilities and roll-over (re-issuance) of short-term liabilities. Variable cash flows from those liabilities are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest-rate swaps and receive-variable, pay-fixed forward-starting interest-rate swaps. For some hedges, the hedge ineffectiveness is eliminated by matching all terms of the hedged item and the hedging derivative at inception and on an ongoing basis. Citigroup does not exclude any terms from consideration when applying the matched terms method. To the extent all terms are not perfectly matched, these cash-flow hedging relationships use either regression analysis or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. Since efforts are made to match the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant even when the terms do not match perfectly.

Citigroup also hedges variable cash flows resulting from investments in floating-rate available-for-sale debt securities. Variable cash flows from those assets are converted to fixed-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. These cash-flow hedging relationships use either regression analysis or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. Since efforts are made to align the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant.

Citigroup is currently not using the shortcut method for any cash-flow hedging relationships.

•

Hedging of foreign exchange risk—Citigroup locks in the functional currency equivalent of cash flows of various balance sheet liability exposures, including deposits, short-term borrowings and long-term debt (and the forecasted issuances or rollover of such items) that are denominated in a currency other than the functional currency of the issuing entity. Depending on the risk management objectives, these types of hedges are designated as either cash-flow hedges of only foreign exchange risk or cash-flow hedges of both foreign exchange and interest-rate risk and the hedging instruments used are foreign-exchange forward contracts, cross-currency swaps and foreign-currency options. For some hedges, Citigroup matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis to eliminate hedge ineffectiveness. Citigroup does not exclude any terms from consideration when applying the matched terms method. To the extent all terms are not perfectly matched, any ineffectiveness is measured using the “hypothetical derivative method” from FASB Derivative Implementation Group Issue G7. Efforts are made to match up the terms of the hypothetical and actual derivatives used as closely as possible. As a result, the amount of hedge ineffectiveness is not significant even when the terms do not match perfectly.

•

Hedging the overall changes in cash flows—In situations where the contractual rate of a variable-rate asset or liability is not a benchmark rate, Citigroup designates the risk of overall changes in cash flows as the hedged risk. Citigroup primarily hedges variability in the total cash flows related to non-benchmark-rate-based liabilities, such as customer deposits, and uses receive-variable, pay-fixed interest rate swaps as the hedging instrument. These cash flow hedging relationships use either regression analysis or dollar-offset ratio analysis to assess effectiveness at inception and on an ongoing basis.

Net investment hedges

Consistent with SFAS No. 52, “Foreign Currency Translation” (SFAS 52), SFAS 133 allows hedging of the foreign-currency risk of a net investment in a foreign operation. Citigroup primarily uses foreign-currency forwards, options and foreign-currency-denominated debt instruments to manage the foreign-exchange risk associated with Citigroup’s equity investments in several non-U.S. dollar functional currency foreign subsidiaries. In accordance with SFAS 52, Citigroup records the change in the carrying amount of these investments in the cumulative translation adjustment account within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in the cumulative translation adjustment account, and the ineffective portion, if any, is immediately recorded in earnings.

For derivatives used in net-investment hedges, Citigroup follows the forward rate method from FASB Derivative Implementation Group Issue H8. According to that method, all changes in fair value, including changes related to the forward rate component of the foreign-currency forward contracts and the time value of foreign currency options, are recorded in the cumulative translation adjustment account. For foreign- currency-denominated debt instruments that are designated as hedges of net investments, the translation gain or loss that is recorded in the cumulative translation adjustment account is based on the spot exchange rate between the functional currency of the respective subsidiary and the U.S. dollar, which is the functional currency of Citigroup. To the extent the notional amount of the hedging instrument exactly matches the hedged net investment, and the underlying exchange rate of the derivative hedging instrument relates to the exchange rate between the functional currency of the net investment and Citigroup’s functional currency, (or, in the case of the non-derivative debt instrument, such instrument is denominated in the functional currency of the net investment) no ineffectiveness is recorded in earnings.

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

The following table summarizes certain information related to the Company’s hedging activities for the years ended December 31, 2007, 2006, and 2005:

In millions of dollars	2007	2006	2005
Fair value hedges
Hedge ineffectiveness recognized in earnings	$91	$245	$38
Net gain (loss) excluded from assessment of effectiveness	420	302	(32)
Cash flow hedges
Hedge ineffectiveness recognized in earnings	—	(18)	(18)
Net gain (loss) excluded from assessment of effectiveness	—	—	1
Net investment hedges
Net gain (loss) included in foreign currency translation adjustment within Accumulated other comprehensive income	$(1,051)	$(569)	$492

For cash-flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affects earnings. The net loss associated with cash-flow hedges expected to be reclassified from Accumulated other comprehensive income within 12 months of December 31, 2007 is $163 million.

The change in Accumulated other comprehensive income (loss) from cash-flow hedges for the years ended December 31, 2007, 2006, and 2005 can be summarized as follows (after-tax):

In millions of dollars	2007	2006	2005
Beginning balance	$(61)	$612	$173
Net gain (loss) from cash flow hedges	(2,932)	(29)	641
Net amounts reclassified to earnings	(170)	(644)	(202)
Ending balance	$(3,163)	$(61)	$612

Derivatives may expose Citigroup to market, credit or liquidity risks in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative product is the exposure created by potential fluctuations in interest rates, foreign-exchange rates and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction where the value of any collateral held is not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management’s assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in periods of high volatility and financial stress at a reasonable cost.

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

In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2007, Citigroup’s most significant concentration of credit risk was with the U.S. government and its agencies. The Company’s exposure, which primarily results from trading assets and investments issued by the U.S. government and its agencies, amounted to $73.8 billion and $140.2 billion at December 31, 2007 and 2006, respectively. This reduction in U.S. exposure is directly related to the Company-wide initiative to reduce mortgage-backed security portfolios. After the U.S. government, the Company’s next largest exposures are to the Mexican and Japanese governments and their agencies, which are rated Investment Grade by both Moody’s and S&P. The Company’s exposure to Mexico amounted to $32.0 billion and $31.7 billion at December 31, 2007 and 2006, respectively, and is composed of investment securities, loans, and trading assets. The Company’s exposure to Japan amounted to $26.1 billion and $7.5 billion at December 31, 2007 and 2006, respectively, and is composed of investment securities, loans, and trading assets. Trading securities issued by the Japanese government obtained in connection with the consolidation of Nikko Cordial during the second quarter of 2007 drove the significant increase in Japan exposure.

26. FAIR VALUE (SFAS 155, SFAS 156, SFAS 157, and SFAS 159)

Effective January 1, 2007, the Company adopted SFAS 157 and SFAS 159. Both standards address aspects of the expanding application of fair-value accounting. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair-value measurements. SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, SFAS 157 precludes the use of block discounts when measuring the fair value of instruments traded in an active market, which discounts were previously applied to large holdings of publicly traded equity securities. It also requires recognition of trade-date gains related to certain derivative transactions whose fair value has been determined using unobservable market inputs. This guidance supersedes the guidance in Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF Issue 02-3), which prohibited the recognition of trade-date gains for such derivative transactions when determining the fair value of instruments not traded in an active market.

As a result of the adoption of SFAS 157, the Company has made some amendments to the techniques used in measuring the fair value of derivative and other positions. These amendments change the way that the probability of default of a counterparty is factored into the valuation of derivative positions, include for the first time the impact of Citigroup’s own credit risk on derivatives and other liabilities measured at fair value, and also eliminate the portfolio servicing adjustment that is no longer necessary under SFAS 157.

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

On January 1, 2006, the Company also elected to early-adopt the fair value accounting provisions permitted under SFAS 155 and SFAS 156. In accordance with SFAS 155, which was primarily adopted on a prospective basis, hybrid financial instruments—such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as certain interest-only instruments – may be accounted for at fair value if the Company makes an irrevocable election to do so on an instrument-by-instrument basis. The changes in fair value are recorded in current earnings. Additional discussion regarding the applicable areas in which SFAS 155 was adopted is presented below.

SFAS 156 requires all servicing rights to be initially recognized at fair value. At its initial adoption, the standard permits a one-time irrevocable election to re-measure each class of servicing rights at fair value, with the changes in fair value recorded in current earnings. The classes of servicing rights are identified based on the availability of market inputs used in determining their fair values and the methods for managing their risks. The Company has elected fair-value accounting for its mortgage and student loan classes of servicing rights. The impact of adopting this standard was not material. See Note 23 on page 156 for further discussions regarding the accounting and reporting of mortgage servicing rights.

Fair-Value Hierarchy

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.
•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

Determination of Fair Value

The Company measures fair value using the procedures set out below for all assets and liabilities measured at fair value, irrespective of whether they are carried at fair value as a result of an election under SFAS 159, SFAS 155 or SFAS 156, or whether they were previously carried at fair value.

When available, the Company generally uses quoted market prices to determine fair value, and classifies such items in Level 1. In some cases where a market price is available the Company will make use of acceptable practical expedients (such as matrix pricing) to calculate fair value, in which case the items are classified in Level 2.

If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters, such as interest rates, currency rates, option volatilities, etc. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

The following section describes the valuation methodologies used by the Company to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate the description includes details of the valuation models, the key inputs to those models as well as any significant assumptions.

Securities purchased under agreements to resell & securities sold under agreements to repurchase

No quoted prices exist for such instruments and so fair value is determined using a discounted cash-flow technique. Cash flows are estimated based on the terms of the contract, taking into account any embedded derivative or other features. Expected cash flows are discounted using market rates appropriate to the maturity of the instrument as well as the nature and amount of collateral taken or received. Generally, such instruments are classified within Level 2 of the fair-value hierarchy as the inputs used in the fair valuation are readily observable.

Trading Account Assets — Trading Securities and Trading Loans

When available, the Company uses quoted market prices to determine the fair value of trading securities; such items are classified in Level 1 of the fair-value hierarchy. Examples include some government securities and exchange-traded equity securities.

For bonds and secondary market loans traded over the counter, the Company generally determines fair value utilizing internal valuation techniques. Fair values from internal valuation techniques are verified, where possible, to prices obtained from independent vendors. Vendors compile prices from various sources and may apply matrix pricing for similar bonds or loans where no price is observable. If available, the Company may also use quoted prices for recent trading activity of assets with similar characteristics to the bond or loan being valued. Trading securities and loans priced using such methods are generally classified as Level 2. However, when less liquidity exists for a security or loan, a quoted price is stale, or prices from independent sources vary, a loan or security is generally classified as Level 3.

Where the Company’s principal market for a portfolio of loans is the securitization market, the Company uses the securitization price to determine the fair value of the portfolio. The securitization price is determined from the assumed proceeds of a hypothetical securitization in the current market, adjusted for transformation costs (i.e., direct costs other than transaction costs) and securitization uncertainties such as market conditions and liquidity. As a result of the severe reduction in the level of activity in the securitization markets in the second half of 2007, observable securitization prices for directly comparable portfolios of loans have not been readily available. Therefore, such portfolios of loans are generally classified within Level 3 of the fair value hierarchy.

Trading Account Assets and Liabilities—Derivatives

Exchange-traded derivatives are generally fair valued using quoted market (i.e., exchange) prices and so are classified within Level 1 of the fair-value hierarchy.

The majority of derivatives entered into by the Company are executed over the counter and so are valued using internal valuation techniques as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying. The principal techniques used to value these instruments are discounted cash flows, Black-Scholes and Monte Carlo simulation. The fair values of derivative contracts reflect cash the Company has paid or received (for example, option premiums paid and received).

The key inputs depend upon the type of derivative and the nature of the underlying instrument and include interest rate yield curves, foreign-exchange rates, the spot price of the underlying, volatility, and correlation. The item is placed in either Level 2 or Level 3 depending on the observability of the significant inputs to the model. Correlation and items with longer tenors are generally less observable.

Subprime-Related Direct Exposures in CDOs

The Company accounts for its CDO super senior subprime direct exposures and the underlying securities on a fair-value basis with all changes in fair value recorded in earnings. Citigroup’s CDO super senior subprime direct exposures are not subject to valuation based on observable transactions. Accordingly, the fair value of these exposures is based on management’s best estimates based on facts and circumstances as of the date of these consolidated financial statements. Citigroup’s estimation process involves use of an intrinsic cash-flow methodology. During the course of the fourth quarter 2007, the methodology has been refined, and inputs used for the purposes of estimation have been modified in part to reflect ongoing unfavorable market developments. The methodology takes into account estimated housing-price changes, unemployment rates, interest rates, and borrower attributes, such as age, credit scores, documentation status, loan-to-value (LTV) ratio, and debt-to-income (DTI) ratio in order to model future collateral cash flows. In addition, the methodology takes account of estimates of the impact of geographic concentration of mortgages, estimated impact of reported fraud in the origination of subprime mortgages and the application of discount rates for each level of exposures, the fair value of which is being estimated. The collateral cash flows are then aggregated and passed through the CDO cash flow distribution “waterfall” to determine allocation to the super senior tranche. Finally, the cash flows allocated to the super senior tranche are discounted at a risk-weighted interest rate to arrive at the estimated fair value of the super senior exposures. The primary drivers that will impact the super senior valuations are housing prices, interest and unemployment rates as well as the discount rates used to present value projected cash flows.

Prior to the rating agency actions and other market developments that occurred during the second half of 2007, Citigroup valued the CDO super senior exposures primarily in comparison to other AAA rated securities and associated spreads that resulted in such exposures generally being carried at par through June 30, 2007. Before the disruption in the subprime credit markets in the third quarter of 2007, the secondary market for CDO super senior subprime tranches was extremely limited and transfers of super senior tranches of newly created CDOs (or the credit default swap equivalent) were relatively rare and typically occurred in private transactions that may or may not have been observable. Even if observable, the CDO super senior subprime tranches subject to such transactions may not have been comparable to the collateral and other characteristics of those held by the Company.

Given the above, the Company’s CDO super senior subprime direct exposures were classified in Level 3 of the fair-value hierarchy throughout 2007.

For most of the lending and structuring direct subprime exposures (excluding super seniors), fair value is determined utilizing observable transactions where available, other market data for similar assets in markets that are not active and other internal valuation techniques.

Investments

The investments category includes available-for-sale debt and equity securities, whose fair value is determined using the same procedures described for trading securities above.

Also included in investments are nonpublic investments in private equity and real estate entities held by the Alternative Investments and Securities and Banking businesses. Determining the fair value of nonpublic securities involves a significant degree of management resources and judgment as no quoted prices exist and such securities are generally very thinly traded. In addition, there may be transfer restrictions on private equity securities. The Company uses an established process for determining the fair value of such securities, using commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry specific non-earnings-based multiples and discounted cash flow models. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances, or other observable transactions.

Private equity securities are generally classified in Level 3 of the fair value hierarchy.

Short-Term Borrowings and Long-Term Debt

The fair value of non-structured liabilities is determined by discounting expected cash flows using the appropriate discount rate for the applicable maturity. Such instruments are generally classified in Level 2 of the fair-value hierarchy as all inputs are readily observable.

The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) and hybrid financial instruments (performance linked to risks other than interest rates, inflation or currency risks) using the appropriate derivative valuation methodology (described above) given the nature of the embedded risk profile. Such instruments are classified in Level 2 or Level 3 depending on the observability of significant inputs to the model.

Market Valuation Adjustments

•

Counterparty credit-risk adjustments are applied to financial instruments such as over-the-counter derivatives, where the base valuation uses market parameters based on the LIBOR interest rate curves. Not all counterparties have the same credit rating as that implied by the relevant LIBOR curve and so it is necessary to take into account the actual credit rating of a counterparty in order to arrive at the true fair value of such an item. Furthermore, the counterparty credit-risk adjustment takes into account the effect of credit-risk mitigants such as pledged collateral and to what extent there is a legal right of offset with a counterparty.

•

Bilateral or “own” credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value, in accordance with the requirements of SFAS 157. The methodology is consistent with that applied in generating counterparty credit risk adjustments, but incorporates the Company’s own credit risk as observed in the credit default swap market. As for counterparty credit risk, own credit-risk adjustments include the impact of credit-risk mitigants.

•

Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy to ensure that the fair value reflects the price at which the entire position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument, amended to the extent that the size and nature of the position would result in its being liquidated outside that bid/offer spread.

Fair-Value Elections

The following table presents, as of December 31, 2007, those positions selected for fair-value accounting in accordance with SFAS 159, SFAS 156, and SFAS 155, as well as the changes in fair value for the 12 months then ended.

		Changes in fair value gains (losses) year-to-date
In millions of dollars	December 31, 2007	Principal transactions	Other

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell, securities borrowed (1)	$84,305	$1,462	$—
Trading account assets:
Legg Mason convertible preferred equity securities originally classified as available-for-sale	614	(183)	—
Selected letters of credit hedged by credit default swaps or participation notes	10	(4)	—
Certain credit products	26,020	(778)	—
Certain hybrid financial instruments	97	—	—
Residual interests retained from asset securitizations	2,476	343	—
Total trading account assets	29,217	(622)	—
Investments:
Certain investments in private equity and real estate ventures	539	—	58
Certain equity method investments	1,131	—	45
Other	320	—	9
Total investments	1,990	—	112
Loans:
Certain credit products	3,038	102	—
Certain hybrid financial instruments	689	(63)	—
Total loans	3,727	39	—
Other assets:
Certain mortgage loans held-for-sale	6,392	—	74
Mortgage servicing rights	8,380	—	(1,554)
Total other assets	14,772	—	(1,480)
Total	$134,011	$879	$(1,368)

Liabilities
Interest-bearing deposits:
Certain structured liabilities	$264	$3	$—
Certain hybrid financial instruments	3,334	129	—
Total interest-bearing deposits	3,598	132	—
Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase, securities loaned (1)	199,854	(225)	—
Trading account liabilities:
Certain hybrid financial instruments	7,228	(409)	—
Short-term borrowings:
Certain non-collateralized short-term borrowings	5,105	(64)	—
Certain hybrid financial instruments	3,561	56	—
Certain non-structured liabilities	4,821	—	—
Total short-term borrowings	13,487	(8)	—
Long-term debt:
Certain structured liabilities	2,952	(40)	—
Certain non-structured liabilities	49,095	99	—
Certain hybrid financial instruments	27,265	1,233	—
Total long-term debt	79,312	1,292	—
Total	$303,479	$782	$—

(1)	Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements.”

The fair value of liabilities for which the fair-value option was elected was impacted by the widening of the Company’s credit spread. The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit risk (or instrument-specific credit risk) was a gain of $453 million for the 12 months ended December 31, 2007. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current observable credit spreads into the relevant valuation technique used to value each liability as described above.

Impact on Retained earnings of certain fair-value elections in accordance with SFAS 159

Detailed below are the December 31, 2006 carrying values prior to adoption of SFAS 159, the transition adjustments booked to opening Retained earnings and the fair values (that is, the carrying values at January 1, 2007 after adoption) for those items that were selected for fair-value option accounting and that had an impact on Retained earnings:

In millions of dollars	December 31, 2006 (carrying value prior to adoption)	Cumulative- effect adjustment to January 1, 2007 retained earnings– gain (loss)	January 1, 2007 fair value (carrying value after adoption)
Legg Mason convertible preferred equity securities originally classified as available-for-sale (1)	$797	$(232)	$797
Selected portfolios of securities purchased under agreements to resell (2)	167,525	25	167,550
Selected portfolios of securities sold under agreements to repurchase (2)	237,788	40	237,748
Selected non-collateralized short-term borrowings	3,284	(7)	3,291
Selected letters of credit hedged by credit default swaps or participation notes	—	14	14
Various miscellaneous eligible items (1)	96	3	96
Pretax cumulative effect of adopting fair value option accounting		$(157)
After-tax cumulative effect of adopting fair value option accounting		$(99)

(1)	The Legg Mason securities as well as several miscellaneous items were previously reported at fair value within available-for-sale securities. The cumulative-effect adjustment represents the reclassification of the related unrealized gain/loss from Accumulated other comprehensive income to Retained earnings upon the adoption of the fair value option.
(2)	Excludes netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FIN 41.

Additional information regarding each of these items follows.

Legg Mason convertible preferred equity securities

The Legg Mason convertible preferred equity securities (Legg shares) were acquired in connection with the sale of Citigroup’s Asset Management business in December 2005. The Company holds these shares as a non-strategic investment for long-term appreciation and, therefore, selected fair-value option accounting in anticipation of the future implementation of the Investment Company Audit Guide Statement of Position 07-1, “Clarification of the Scope of Audit and Accounting Guide Audits of Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investment Companies” (SOP), which was to be effective beginning January 1, 2008. In February 2008, the FASB delayed the implementation of the SOP indefinitely.

Under the current investment company accounting model, investments held in investment company vehicles are recorded at full fair value (where changes in fair value are recorded in earnings) and are not subject to consolidation guidelines. Under the SOP, non-strategic investments not held in investment companies, which are deemed similar to non-strategic investments held in Citigroup’s investment companies, must be accounted for at full fair value in order for Citigroup to retain investment company accounting in the Company’s Consolidated Financial Statements. Therefore, we have utilized the fair-value option to migrate the Legg shares from available-for-sale (where changes in fair value are recorded in

Accumulated other comprehensive income (loss)) to a full fair value model (where changes in value are recorded in earnings).

Prior to the election of fair value option accounting, the shares were classified as available-for-sale securities with the unrealized loss of $232 million as of December 31, 2006 included in Accumulated other comprehensive income (loss). In connection with the Company’s adoption of SFAS 159, this unrealized loss was recorded as a reduction of January 1, 2007 Retained earnings as part of the cumulative-effect adjustment. The Legg shares, which have a fair value of $614 million as of December 31, 2007, are included in Trading account assets on Citigroup’s Consolidated Balance Sheet. Dividends are included in Interest revenue. Subsequent to year end, The Company began to sell Legg shares.

Selected portfolios of securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase, securities loaned, and certain non-collateralized short-term borrowings

The Company elected the fair-value option retrospectively for our United States and United Kingdom portfolios of fixed-income securities purchased under agreements to resell and fixed-income securities sold under agreements to repurchase (and certain non-collateralized short-term borrowings). The fair-value option was also elected prospectively in the second quarter of 2007 for certain portfolios of fixed-income securities lending and borrowing transactions based in Japan. In each case, the election was made because these positions are managed on a fair value basis. Specifically, related interest-rate risk is managed on a portfolio basis, primarily with derivative instruments that are accounted for at fair value through earnings. Previously, these positions were accounted for on an accrual basis.

The cumulative effect of $58 million pretax ($37 million after-tax) from adopting the fair-value option for the U.S. and U.K. portfolios was recorded as an increase in the January 1, 2007 Retained earnings balance. The December 31, 2007 net balance of $84.3 billion for Securities purchased under agreements to resell and Securities borrowed and $199.9 billion for Securities sold under agreements to repurchase and Securities loaned are included in their respective accounts in the Consolidated Balance Sheet. The uncollateralized short-term borrowings of $5.1 billion are recorded in that account in the Consolidated Balance Sheet.

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

Selected letters of credit and revolving loans hedged by credit default swaps or participation notes

The Company has elected fair-value accounting for certain letters of credit that are hedged with derivative instruments or participation notes. Upon electing the fair-value option, the related portions of the allowance for loan losses and the allowance for unfunded lending commitments were reversed. Citigroup elected the fair-value option for these transactions because the risk is managed on a fair-value basis, and to mitigate accounting mismatches.

The cumulative effect of $14 million pretax ($9 million after-tax) of adopting fair-value option accounting was recorded as an increase in the January 1, 2007 Retained earnings balance. The change in fair value as well as the receipt of related fees was reported as Principal transactions in the Company’s Consolidated Statement of Income.

The notional amount of these unfunded letters of credit was $1.4 billion as of December 31, 2007. The amount funded was insignificant with no amounts 90 days or more past due or on a non-accrual status at December 31, 2007.

These items have been classified appropriately in Trading account assets or Trading account liabilities on the Consolidated Balance Sheet.

Various miscellaneous eligible items

Several miscellaneous eligible items previously classified as available-for-sale securities were selected for fair-value option accounting. These items were selected in preparation for the adoption of the Investment Company Audit Guide SOP, as previously discussed.

Other items for which the fair value option was selected in accordance with SFAS 159

The Company has elected the fair value option for the following eligible items, which did not affect opening Retained earnings:

•	certain credit products
•	certain investments in private equity and real estate ventures
•	certain structured liabilities
•	certain non-structured liabilities
•	certain equity-method investments
•	certain mortgage loans held-for-sale

Certain credit products

Citigroup has elected the fair-value option for certain originated and purchased loans, including certain unfunded loan products, such as guarantees and letters of credit, executed by Citigroup’s trading businesses. None of these credit products are highly leveraged financing commitments. Significant groups of transactions include loans and unfunded loan products that will either be sold or securitized in the near term, or transactions where the economic risks are hedged with derivative instruments. Citigroup has elected the fair-value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications. Fair value was not elected for most lending transactions across the Company, including where those management objectives would not be met.

The balances for these loan products, which are classified in Trading account assets or Loans, were $26.0 billion and $3.0 billion as of December 31, 2007, respectively. The aggregate unpaid principal balances exceeded the aggregate fair values by $894 million as of December 31, 2007. $186 million of these loans were on a non-accrual basis. For those loans that are on a non-accrual basis, the aggregate unpaid principal balances exceeded the aggregate fair values by $68 million as of December 31, 2007.

In addition, $141 million of unfunded loan commitments related to certain credit products selected for fair-value accounting were outstanding as of December 31, 2007.

Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on trading account assets or loans depending on their balance sheet classifications. The changes in fair value during 2007 due to instrument-specific credit risk totaled to a loss of $188 million.

Certain investments in private equity and real estate ventures

Citigroup invests in private equity and real estate ventures for the purpose of earning investment returns and for capital appreciation. The Company has elected the fair-value option for certain of these ventures in anticipation of the future implementation of the Investment Company Audit Guide SOP, because such investments are considered similar to many private equity or hedge fund activities in our investment companies, which are reported at fair value. See previous discussion regarding the SOP. The fair-value option brings consistency in the accounting and evaluation of certain of these investments. As required by SFAS 159, all investments (debt and equity) in such private equity and real estate entities are accounted for at fair value.

These investments, which totaled $539 million as of December 31, 2007, are classified as Investments on Citigroup’s Consolidated Balance Sheet.

Changes in the fair values of these investments are classified in Other revenue in the Company’s Consolidated Statement of Income.

Certain structured liabilities

The Company has elected the fair-value option for certain structured liabilities whose performance is linked to structured interest rates, inflation or currency risks (“structured liabilities”), but do not qualify for the fair value election under SFAS 155.

The Company has elected the fair-value option for structured liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair-value basis. These positions will continue to be classified as debt, deposits or derivatives according to their legal form on the Company’s Consolidated Balance Sheet. The balances for these structured liabilities, which are classified as Interest-bearing deposits and Long-term debt on the Consolidated Balance Sheet, are $264 million and $3.0 billion as of December 31, 2007, respectively.

For those structured liabilities classified as Long-term debt for which the fair-value option has been elected, the aggregate unpaid principal balance exceeds the aggregate fair value of such instruments by $7 million as of December 31, 2007.

The change in fair value for these structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income.

Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

Certain non-structured liabilities

The Company has elected the fair-value option for certain non-structured liabilities with fixed and non-structured floating interest rates (“non-structured liabilities”). The Company has elected the fair-value option where the interest-rate risk of such liabilities is economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be fair valued. The election has been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Short-term borrowings and Long-term debt on the Company’s Consolidated Balance Sheet. The balance of these non-structured liabilities as of December 31, 2007 was $4.8 billion and $49.1 billion, respectively.

The majority of these non-structured liabilities are a result of the Company’s election of the fair value option for liabilities associated with the consolidation of CAI’s Structured Investment Vehicles (SIVs) during the fourth quarter of 2007. Subsequent to this election, the change in fair values of the SIV’s liabilities reported in earnings was immaterial.

For these non-structured liabilities classified as Long-term debt for which the fair-value option has been elected, the aggregate fair value exceeds the aggregate unpaid principal balance of such instruments by $434 million as of December 31, 2007.

The change in fair value for these non-structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income.

Related interest expense continues to be measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

Certain equity-method investments

Citigroup adopted fair-value accounting for various non-strategic investments in leveraged buyout funds and other hedge funds that previously were required to be accounted for under the equity method. Management elected fair-value accounting to reduce operational and accounting complexity. Since the funds account for all of their underlying assets at full fair value, the impact of applying the equity method to Citigroup’s investment in these funds was equivalent to fair value accounting. Thus, this fair-value election had no impact on opening Retained earnings.

These fund investments, which totaled $1.1 billion as of December 31, 2007, are classified as Investments on the Consolidated Balance Sheet. Changes in the fair values of these investments are classified in Other revenue in the Consolidated Statement of Income.

Certain mortgage loans held-for-sale

Citigroup has elected the fair-value option for certain purchased and originated prime fixed-rate and conforming adjustable-rate first mortgage loans held-for-sale. These loans are intended for sale or securitization and are hedged with derivative instruments. The Company has elected the fair-value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications. The fair-value option was not elected for loans held-for-investment, as those loans are not hedged with derivative instruments. This election was effective for applicable instruments originated or purchased since September 1, 2007.

The balance of these mortgage loans held-for-sale, classified as Other assets, was $6.4 billion as of December 31, 2007. The aggregate fair value exceeded the unpaid principal balances by $136 million as of December 31, 2007. The balance of these loans 90 days or more past due and on a non-accrual basis was $17 million at December 31, 2007, with the difference between aggregate fair values and aggregate unpaid principal balance being immaterial.

The changes in fair values of these mortgage loans held-for-sale is reported in Other revenue in the Company’s Consolidated Statement of Income. The changes in fair value during 2007 due to instrument-specific credit risk were immaterial. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

Items selected for fair-value accounting in accordance with SFAS 155 and SFAS 156

Certain hybrid financial instruments

The Company has elected to apply fair-value accounting under SFAS 155 for certain hybrid financial assets and liabilities whose performance is linked to risks other than interest rate, foreign exchange or inflation (e.g., equity, credit or commodity risks). In addition, the Company has elected fair-value accounting under SFAS 155 for residual interests retained from securitizing certain financial assets. These elections are applicable only to those transactions originated after January 1, 2006.

The Company has elected fair-value accounting for these instruments because these exposures are considered to be trading-related positions and, therefore, are managed on a fair-value basis. In addition, the accounting for these instruments is simplified under a fair-value approach as it eliminates the complicated operational requirements of bifurcating the embedded derivatives from the host contracts and accounting for each separately. The hybrid financial instruments are classified as loans, deposits, trading liabilities (for pre-paid derivatives) or debt on the Company’s Consolidated

Balance Sheet according to their legal form, while residual interests in certain securitizations are classified as trading account assets.

The outstanding balances for these hybrid financial instruments classified in Loans is $689 million, while $3.3 billion is in Interest-bearing deposits, $7.2 billion in Trading account liabilities, $3.6 billion in Short-term borrowings and $27.3 billion in Long-term debt on the Consolidated Balance Sheet as of December 31, 2007. In addition, $2.5 billion of the $2.6 billion reported in Trading account assets was for the residual interests in securitizations.

For hybrid financial instruments for which fair-value accounting has been elected under SFAS 155 and that are classified as Long-term debt, the aggregate fair value exceeds the aggregate unpaid principal balance by $460 million as of December 31, 2007, while the difference for those instruments classified as Loans is immaterial.

Changes in fair value for hybrid financial instruments, which in most cases includes a component for accrued interest, are recorded in Principal transactions in the Company’s Consolidated Statement of Income. Interest accruals for certain hybrid instruments classified as trading assets are recorded separately from the change in fair value as Interest revenue in the

Company’s Consolidated Statement of Income.

Mortgage servicing rights

On January 1, 2006, the Company elected to early-adopt fair-value accounting under SFAS 156 for mortgage servicing rights (MSRs). The fair value for these MSRs is determined using an option-adjusted spread valuation approach. This approach consists of projecting servicing cash flows under multiple interest-rate scenarios and discounting these cash flows using risk-adjusted discount rates. The model assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The fair value of MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company hedges a significant portion of the values of its MSRs through the use of interest-rate derivative contracts, forward-purchase commitments of mortgage-backed securities, and purchased securities classified as trading. See Note 23 on page 156 for further discussions regarding the accounting and reporting of MSRs.

These MSRs, which totaled $8.4 billion as of December 31, 2007, are classified as Intangible assets on Citigroup’s Consolidated Balance Sheet. Changes in fair value for MSRs are recorded in Commissions and fees in the Company’s Consolidated Statement of Income.

Items Measured at Fair Value on a Recurring Basis

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2007. The Company often hedges positions that have been classified in the Level 3 category with financial instruments that have been classified as Level 1 or Level 2. The Company also hedges items classified in the Level 3 category with instruments also classified in Level 3 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

In millions of dollars at year end	Level 1	Level 2	Level 3	Gross inventory	Netting (1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$132,383	$16	$132,399	$(48,094)	$84,305
Trading account assets
Trading securities	151,684	234,846	75,573	462,103	—	462,103
Derivatives	7,204	428,779	31,226	467,209	(390,328)	76,881
Investments	64,375	125,282	17,060	206,717	—	206,717
Loans (2)	—	3,718	9	3,727	—	3,727
Mortgage servicing rights	—	—	8,380	8,380	—	8,380
Other financial assets measured on a recurring basis	—	8,631	1,171	9,802	—	9,802
Total assets	$223,263	$933,639	$133,435	$1,290,337	$(438,422)	$851,915
Liabilities
Interest-bearing deposits	$—	$3,542	$56	$3,598	$—	$3,598
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	241,790	6,158	247,948	(48,094)	199,854
Trading account liabilities
Securities sold, not yet purchased	68,928	9,140	473	78,541	—	78,541
Derivatives	8,602	447,119	33,696	489,417	(385,876)	103,541
Short-term borrowings	—	8,471	5,016	13,487	—	13,487
Long-term debt	—	70,359	8,953	79,312	—	79,312
Other financial liabilities measured on a recurring basis	—	1,567	1	1,568	—	1,568
Total liabilities	$77,530	$781,988	$54,353	$913,871	$(433,970)	$479,901

(1)	Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FIN 41, and (ii) derivative exposures covered by a qualifying master netting agreement in accordance with FIN 39, and the market value adjustment.
(2)	There is no allowance for loan losses recorded for loans reported at fair value.

The following table presents the changes in the Level 3 fair-value category for the year ended December 31, 2007. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

The Company often hedges positions with offsetting positions that are classified in a different level. For example, the gains and losses for assets and liabilities in the Level 3 category presented in the tables below do not reflect the effect of offsetting losses and gains on hedging instruments that have been classified by the Company in the Level 1 and Level 2 categories. The Company also hedges items classified in the Level 3 category with instruments also classified in Level 3 of the fair-value hierarchy. The effects of these hedges are presented gross in the following table.

In millions of dollars	January 1, 2007	Net realized/ unrealized gains (losses) included in		Transfers in and/or out of Level 3	Purchases, issuances and settlements	December 31, 2007	Unrealized gains (losses) still held (3)
		Principal transactions	Other (1) (2)
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$—	$16	$—
Trading account assets
Trading securities (4)	22,415	(11,449)	—	21,132	43,475	75,573	(10,262)
Investments	11,468	—	895	1,651	3,046	17,060	136
Loans	—	(8)	—	(793)	810	9	—
Mortgage servicing rights	5,439	—	621	—	2,320	8,380	1,892
Other financial assets measured on a recurring basis	948	—	2	(43)	264	1,171	20
Liabilities
Interest-bearing deposits	$60	$12	$34	$(33)	$75	$56	$(45)
Securities sold under agreements to repurchase	6,778	(194)	—	78	(892)	6,158	(141)
Trading account liabilities
Securities sold, not yet purchased	467	(139)	—	(1,041)	908	473	(260)
Derivatives, net (5)	(1,875)	(3,840)	—	(3,280)	3,785	2,470	(9,462)
Short-term borrowings	2,214	9	(80)	1,139	1,592	5,016	(53)
Long-term debt	1,693	(11)	(689)	4,600	1,960	8,953	(776)
Other financial liabilities measured on a recurring basis	—	—	(23)	(1)	(21)	1	—

(1)	Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.
(2)	Unrealized gains (losses) on MSRs are recorded in Commissions and fees on the Consolidated Statement of Income.
(3)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2007.
(4)	The increase in Level 3 trading securities during 2007 was primarily the result of asset-backed commercial paper purchases where the Company had liquidity puts, increases in unsold and unverifiable positions as the result of market dislocations occurring in the second half of 2007, and assets brought on from the Nikko acquisition.
(5)	Total Level 3 derivative exposures have been netted on these tables for presentation purposes only.

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

The fair value of loans measured on a LOCOM basis is determined where possible using quoted secondary-market prices. Such loans are generally classified in Level 2 of the fair-value hierarchy given the level of activity in the market and the frequency of available quotes. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

As of December 31, 2007, loans held-for-sale carried at LOCOM with an aggregate cost of $33.6 billion were written down to fair value totaling $31.9 billion, of which $5.1 billion and $26.8 billion were determined based on Level 2 and Level 3 inputs, respectively. For the year ended December 31, 2007, the resulting charges taken on loans held-for-sale carried at fair value below cost were $1.8 billion.

Also during 2007, customer relationship intangibles and fixed assets in the Japan Consumer Finance business were written down to their fair value of zero, resulting in an impairment charge of $152 million pretax ($98 million after-tax). For those assets that were written down due to impairment, fair value measurements were determined based upon discounted expected cash flows or a comparison to liquidation prices of comparable assets.

27. FAIR VALUE OF FINANCIAL INSTRUMENTS

(SFAS 107)

Estimated Fair Value of Financial Instruments

The table below presents the carrying value and fair value of Citigroup’s financial instruments. The disclosure excludes leases, affiliate investments, pension and benefit obligations, and insurance policy claim reserves. In addition, contractholder fund amounts exclude certain insurance contracts. Also as required, the disclosure excludes the effect of taxes, any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, excess fair value associated with deposits with no fixed maturity and other expenses that would be incurred in a market transaction. In addition, the table excludes the values of non-financial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values (but includes mortgage servicing rights), which are integral to a full assessment of Citigroup’s financial position and the value of its net assets.

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments not accounted for at fair value under SFAS 155 or SFAS 159, as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used for most investments and for both trading and end-user derivatives, as well as for liabilities, such as long-term debt, with quoted prices. For performing loans not accounted for at fair value under SFAS 155 or SFAS 159, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering the time of collection and the premium for the uncertainty of the flows. The value of collateral is also considered. For liabilities such as long-term debt not accounted for at fair value under SFAS 155 or SFAS 159 and without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

For additional information regarding the Company’s determination of fair value, including items accounted for at fair value under SFAS 155, SFAS 156, and SFAS 159, see Note 26 on page 167.

	2007		2006 (1)
In billions of dollars at year end	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments	$215.0	$215.0	$273.6	$273.6
Federal funds sold and securities borrowed or purchased under agreements to resell	274.1	274.1	282.8	282.8
Trading account assets	539.0	539.0	393.9	393.9
Loans (2)	753.7	769.4	660.5	673.3
Other financial assets (3)	268.8	269.0	172.8	172.9
Liabilities
Deposits	$826.2	$826.2	$712.0	$711.4
Federal funds purchased and securities loaned or sold under agreements to repurchase	304.2	304.2	349.2	349.2
Trading account liabilities	182.1	182.1	145.9	145.9
Long-term debt	427.1	422.6	288.5	289.1
Other financial liabilities (4)	280.4	280.4	229.1	229.1

(1)	Reclassified to conform to the current period’s presentation.
(2)	The carrying value of loans is net of the allowance for loan losses and also excludes $8.2 billion and $9.8 billion of lease finance receivables in 2007 and 2006, respectively.
(3)	Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverable, mortgage servicing rights and separate and variable accounts for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in Other assets on the Consolidated Balance Sheet.
(4)	Includes brokerage payables, separate and variable accounts, and short-term borrowings for which the carrying value is a reasonable estimate of fair value, and the carrying value and estimated fair value of financial instruments included in Other liabilities on the Consolidated Balance Sheet.

Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value and as existing assets and liabilities run off and new transactions are entered into.

The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The estimated fair values of Citigroup’s loans, in the aggregate, exceeded the carrying values (reduced by the Allowance for loan losses) by $15.7 billion in 2007 and $12.8 billion in 2006. Within these totals, estimated fair values exceeded carrying values for consumer loans net of the allowance by $12.7 billion, an increase of $3.7 billion from 2006. The estimated fair values exceeded the carrying values by $3.0 billion for corporate loans net of the allowance, a decrease of $0.8 billion from 2006.

28. PLEDGED ASSETS, COLLATERAL, COMMITMENTS AND GUARANTEES

Pledged Assets

At December 31, 2007 and 2006, the approximate fair values of securities sold under agreements to repurchase and other assets pledged, excluding the impact of FIN 39 and FIN 41, were as follows:

In millions of dollars	2007	2006
For securities sold under agreements to repurchase	$296,991	$359,273
As collateral for securities borrowed for approximately equivalent value	75,572	39,382
As collateral on bank loans	52,537	10,832
To clearing organizations or segregated under securities laws and regulations	42,793	30,675
For securities loaned	94,161	84,118
Other	127,267	169,922
Total	$689,321	$694,202

In addition, included in cash and due from banks at December 31, 2007 and 2006 are $9.6 billion and $8.5 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.

At December 31, 2007 and 2006, the Company had $5.3 billion and $2.3 billion, respectively, of outstanding letters of credit from third-party banks to satisfy various collateral and margin requirements.

Collateral

At December 31, 2007 and 2006, the approximate market value of collateral received by the Company that may be sold or repledged by the Company, excluding amounts netted in accordance with FIN 39 and FIN 41, was $388.7 billion and $403.9 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions, and margined broker loans.

At December 31, 2007 and 2006, a substantial portion of the collateral received by the Company had been sold or repledged in connection with repurchase agreements; securities sold, not yet purchased; securities borrowings and loans; pledges to clearing organizations; segregation requirements under securities laws and regulations; derivative transactions; and bank loans.

In addition, at December 31, 2007 and 2006, the Company had pledged $196 billion and $222 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

Lease Commitments

Rental expense (principally for offices and computer equipment) was $2.3 billion, $1.9 billion, and $1.8 billion for the years ended December 31, 2007, 2006, and 2005, respectively.

Future minimum annual rentals under noncancelable leases, net of sublease income, are as follows:

In millions of dollars
2008	$1,579
2009	1,434
2010	1,253
2011	1,075
2012	964
Thereafter	4,415
Total	$10,720

Guarantees

The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The following table summarizes at December 31, 2007 and 2006 all of the Company’s guarantees and indemnifications, where management believes the guarantees and indemnifications are related to an asset, liability, or equity security of the guaranteed parties at the inception of the contract. The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and indemnifications and greatly exceed anticipated losses.

The following tables present information about the Company’s guarantees at December 31, 2007 and December 31, 2006:

	Maximum potential amount of future payments			Carrying value (in millions)
In billions of dollars at December 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding
2007
Financial standby letters of credit	$43.5	$43.6	$87.1	$160.6
Performance guarantees	11.3	6.8	18.1	24.4
Derivative instruments	35.7	1,165.9	1,201.6	82,756.7
Loans sold with recourse	—	0.5	0.5	45.5
Securities lending indemnifications (1)	153.4	—	153.4	—
Credit card merchant processing (1)	64.0	—	64.0	—
Custody indemnifications and other (1)	—	53.4	53.4	306.0
Total	$307.9	$1,270.2	$1,578.1	$83,293.2

	Maximum potential amount of future payments			Carrying value (in millions)
In billions of dollars at December 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding
2006 (2)
Financial standby letters of credit	$46.7	$25.8	$72.5	$179.3
Performance guarantees	11.2	4.6	15.8	47.2
Derivative instruments	42.0	916.6	958.6	16,836.0
Loans sold with recourse	—	1.1	1.1	51.9
Securities lending indemnifications (1)	110.7	—	110.7	—
Credit card merchant processing (1)	52.3	—	52.3	—
Custody indemnifications and other (1)	—	54.4	54.4	—
Total	$262.9	$1,002.5	$1,265.4	$17,114.4

(1)	The carrying values of securities lending indemnifications, credit card merchant processing and custody indemnifications are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant and the carrying amount of the Company’s obligations under these guarantees is immaterial.
(2)	Reclassified to conform to the current period’s presentation.

Financial Standby Letters of Credit

Citigroup issues standby letters of credit which substitute its own credit for that of the borrower. If a letter of credit is drawn down, the borrower is obligated to repay Citigroup. Standby letters of credit protect a third party from defaults on contractual obligations. Financial standby letters of credit include guarantees of payment of insurance premiums and reinsurance risks that support industrial revenue bond underwriting and settlement of payment obligations to clearing houses, and also support options and purchases of securities or are in lieu of escrow deposit accounts. Financial standbys also backstop loans, credit facilities, promissory notes and trade acceptances.

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

Derivative Instruments

Derivatives are financial instruments whose cash flows are based on a notional amount or an underlying instrument, where there is little or no initial investment, and whose terms require or permit net settlement. The main use of derivatives is to reduce risk for one party while offering the potential for high return (at increased risk) to another. Financial institutions often act as intermediaries for their clients, helping clients reduce their risks. However, derivatives may also be used to take a risk position. Derivative instruments include credit default swaps, total return swaps, foreign exchange contracts, options, forwards, warrants, and price variance swaps on equities, commodities, debt obligations, asset-backed securities, currencies, credit spreads, interest rates, other asset types and indices.

Loans Sold with Recourse

Loans sold with recourse represent the Company’s obligations to reimburse the buyers for loan losses under certain circumstances. Recourse refers to the clause in a sales agreement under which a lender will fully reimburse the buyer/investor for any losses resulting from the purchased loans. This may be accomplished by the seller’s taking back any loans that become delinquent.

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

Other

Citigroup recorded a $306 million (pretax) charge related to certain of Visa USA’s litigation matters. In addition, in connection with its upcoming planned IPO, Visa has announced plans to adjust, on a pro rata basis, the number of a certain class of shares to be distributed to its USA member banks (including Citigroup). Such withheld shares would be used to fund an escrow account to satisfy certain of the Visa USA’s litigation matters and could enable Citigroup to release portions of its $306 million reserve. The carrying value of the reserve is included in Other liabilities.

Other Guarantees and Indemnifications

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

The Company’s maximum potential contingent liability related to both bankcard and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At December 31, 2007 and December 31, 2006, this maximum potential exposure was estimated to be $64 billion and $52 billion, respectively.

However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company’s historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At December 31, 2007 and December 31, 2006, the estimated losses incurred and the carrying amounts of the Company’s contingent obligations related to merchant processing activities were immaterial.

In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2007, the actual and estimated losses incurred and the carrying value of the Company’s obligations related to these programs were immaterial.

In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company’s own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2007 and 2006, related to these indemnifications and they are not included in the table.

In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member’s default on its obligations. The Company’s potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company’s participation in VTNs is not reported in the table and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2007 or December 31, 2006 for potential obligations that could arise from the Company’s involvement with VTN associations.

At December 31, 2007 and 2006, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table amounted to approximately $83 billion and $17 billion, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at December 31, 2007 and 2006, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1.25 billion and $1.1 billion, respectively, relating to letters of credit and unfunded lending commitments.

In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $112 billion and $92 billion at December 31, 2007 and 2006, respectively. Securities and other marketable assets held as collateral amounted to $54 billion and $42 billion and letters of credit in favor of the Company held as collateral amounted to $192 million and $142 million at December 31, 2007 and 2006, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Credit Commitments

The table below summarizes Citigroup’s other commitments as of December 31, 2007 and 2006.

In millions of dollars	U.S.	Outside of U.S.	December 31, 2007	December 31, 2006
Commercial and similar letters of credit	$1,483	$7,692	$9,175	$7,861
One- to four-family residential mortgages	3,824	763	4,587	3,457
Revolving open-end loans secured by one- to four-family residential properties	31,930	3,257	35,187	32,449
Commercial real estate, construction and land development	3,736	1,098	4,834	4,007
Credit card lines	949,939	153,596	1,103,535	987,409
Commercial and other consumer loan commitments	303,376	170,255	473,631	439,931
Total	$1,294,288	$336,661	$1,630,949	$1,475,114

The majority of unused commitments are contingent upon customers’ maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period.

Commercial and similar letters of credit

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

One- to four-family residential mortgages

A one- to four-family residential mortgage commitment is a written confirmation from Citigroup to a seller of a property that the bank will advance the specified sums enabling the buyer to complete the purchase.

Revolving open-end loans secured by one- to four-family residential properties

Revolving open-end loans secured by one- to four-family residential properties are essentially home equity lines of credit. A home equity line of credit is a loan secured by a primary residence or second home to the extent of the excess of fair market value over the debt outstanding for the first mortgage.

Commercial Real Estate, Construction and Land Development

Commercial real estate, construction and land development include unused portions of commitments to extend credit for the purpose of financing commercial and multifamily residential properties as well as land development projects. Both secured by real estate and unsecured commitments are included in this line. In addition, undistributed loan proceeds where there is an obligation to advance for construction progress payments are also included. However, this line only includes those extensions of credit that once funded will be classified as Loans on the Consolidated Balance Sheet.

Credit card lines

Citigroup provides credit to customers by issuing credit cards. The credit card lines are unconditionally cancellable by the issuer.

Commercial and other consumer loan commitments

Commercial and other consumer loan commitments include commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $259 billion and $251 billion with an original maturity of less than one year at December 31, 2007 and December 31, 2006, respectively.

In addition, included in this line item are highly leveraged financing commitments which are agreements that provide funding to a borrower with higher levels of debt (measured by the ratio of debt capital to equity capital of the borrower) than is generally considered normal for other companies. This type of financing is commonly employed in corporate acquisitions, management buy-outs and similar transactions.

29. CONTINGENCIES

As described in the “Legal Proceedings” discussion on page 195, the Company has been a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

(i)	underwritings for, and research coverage of, WorldCom;
(ii)	underwritings for Enron and other transactions and activities related to Enron;
(iii)	transactions and activities related to research coverage of companies other than WorldCom; and
(iv)	transactions and activities related to the IPO Securities Litigation.

As of December 31, 2007, the Company’s litigation reserve for these matters, net of amounts previously paid or not yet paid but committed to be paid in connection with the Enron class action settlement and other settlements arising out of these matters, was approximately $2.8 billion. The Company believes that this reserve is adequate to meet all of its remaining exposure for these matters.

As described in the “Legal Proceedings” discussion on page 195, the Company is also a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with other matters. In view of the large number of litigation matters, the uncertainties of the timing and outcome of this type of litigation, the novel issues presented, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the Company’s litigation reserves. The Company will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interests of the Company.

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

30. CITIBANK, N.A. STOCKHOLDER’S EQUITY

Statement of Changes in Stockholder’s Equity

In millions of dollars, except shares	Year ended December 31
	2007	2006	2005
Preferred stock ($100 par value)
Balance, beginning of year	$—	$—	$1,950
Redemption or retirement of preferred stock	—	—	(1,950)
Balance, end of year	$—	$—	$—
Common stock ($20 par value)
Balance, beginning of year — Shares: 37,534,553 in 2007, 2006 and 2005	$751	$751	$751
Balance, end of year — Shares: 37,534,553 in 2007, 2006 and 2005	$751	$751	$751
Surplus
Balance, beginning of year	$43,753	$37,978	$35,194
Capital contribution from parent company	25,267	5,589	2,501
Employee benefit plans	85	176	159
Other	30	10	124
Balance, end of year	$69,135	$43,753	$37,978
Retained earnings
Balance, beginning of year	$30,358	$24,062	$20,675
Adjustment to opening balance, net of taxes (1)	(96)	—	—
Adjusted balance, beginning of period	$30,262	$24,062	$20,675
Net income	2,304	9,338	9,077
Dividends paid	(651)	(3,042)	(5,690)
Balance, end of year	$31,915	$30,358	$24,062
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(1,709)	$(2,550)	$(624)
Adjustment to opening balance, net of taxes (2)	(1)	—	—
Adjusted balance, beginning of period	$(1,710)	$(2,550)	$(624)
Net change in unrealized gains (losses) on investment securities available-for-sale, net of taxes	(1,142)	234	(512)
Net change in foreign currency translation adjustment, net of taxes	2,143	1,926	(1,501)
Net change in cash flow hedges, net of taxes	(1,954)	(430)	201
Pension liability adjustment, net of taxes	168	(3)	(114)
Adjustment to initially apply SFAS 158, net of taxes	—	(886)	—
Net change in Accumulated other comprehensive income (loss)	$(785)	$841	$(1,926)
Balance, end of year	$(2,495)	$(1,709)	$(2,550)

(Statement continues on next page)

Statement of Changes in Stockholder’s Equity (Continued)

In millions of dollars, except shares	Year ended December 31
	2007	2006	2005
Total common stockholder’s equity	$99,306	$73,153	$60,241
Total stockholder’s equity	$99,306	$73,153	$60,241
Comprehensive income
Net income	$2,304	$9,338	$9,077
Net change in Accumulated other comprehensive income (loss)	(785)	841	(1,926)
Comprehensive income	$1,519	$10,179	$7,151

(1)	The adjustment to opening balance for Retained earnings represents the total of the after-tax gain (loss) amounts for the adoption of the following accounting pronouncements:

•	SFAS 157 for $9 million,

•	SFAS 159 for $15 million,

•	FSP 13-2 for $(142) million, and

•	FIN 48 for $22 million.

See Notes 1 and 26 on pages 111 and 167, respectively.

(2)	The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to several miscellaneous items previously reported in accordance with SFAS 115. The related unrealized gains and losses were reclassified to retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Notes 1 and 26 on pages 111 and 167 for further discussions.

31. SUBSEQUENT EVENT

On February 20, 2008, the Company entered into a $500 million credit facility with the Falcon multi-strategy fixed income funds (the “Funds”) managed by Citigroup Alternative Investments. As a result of providing this facility, the Company became the primary beneficiary of the Funds and will include the Funds’ assets and liabilities in its Consolidated Balance Sheet commencing on February 20, 2008. The consolidation of the Funds will increase Citigroup’s assets and liabilities by approximately $10 billion.

32. CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

These condensed consolidating financial statement schedules are presented for purposes of additional analysis but should be considered in relation to the consolidated financial statements of Citigroup taken as a whole.

Citigroup Parent Company

The holding company, Citigroup Inc.

Citigroup Global Markets Holdings Inc. (CGMHI)

Citigroup guarantees various debt obligations of CGMHI as well as all of the outstanding debt obligations under CGMHI’s publicly issued debt.

Citigroup Funding Inc. (CFI)

CFI is a first-tier subsidiary of Citigroup, which issues commercial paper, medium-term notes and structured equity-linked and credit-linked notes, all of which are guaranteed by Citigroup.

CitiFinancial Credit Company (CCC)

An indirect wholly-owned subsidiary of Citigroup. CCC is a wholly-owned subsidiary of Associates. Citigroup has issued a full and unconditional guarantee of the outstanding indebtedness of CCC.

Associates First Capital Corporation (Associates)

A wholly-owned subsidiary of Citigroup. Citigroup has issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of Associates. In addition, Citigroup guaranteed various debt obligations of Citigroup Finance Canada Inc. (CFCI), a wholly-owned subsidiary of Associates. CFCI continues to issue debt in the Canadian market supported by a Citigroup guarantee. Associates is the immediate parent company of CCC.

Other Citigroup Subsidiaries

Includes all other subsidiaries of Citigroup, intercompany eliminations, and income/loss from discontinued operations.

Consolidating Adjustments

Includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries, investment in subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Statement of Income

	Year ended December 31, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$10,632	$—	$—	$—	$—	$—	$(10,632)	$—

Interest revenue	426	31,438	6	6,754	7,854	84,743	(6,754)	124,467
Interest revenue—intercompany	5,507	1,695	6,253	137	630	(14,085)	(137)	—
Interest expense	7,994	24,489	4,331	189	759	39,958	(189)	77,531
Interest expense—intercompany	(80)	5,871	882	2,274	2,955	(9,628)	(2,274)	—
Net interest revenue	$(1,981)	$2,773	$1,046	$4,428	$4,770	$40,328	$(4,428)	$46,936
Commissions and fees	$—	$11,089	$—	$95	$186	$9,857	$(95)	$21,132
Commissions and fees—intercompany	(3)	184	—	21	25	(206)	(21)	—
Principal transactions	380	(11,382)	(68)	—	2	(1,011)	—	(12,079)
Principal transactions—intercompany	118	605	(561)	—	(30)	(132)	—	—
Other income	(1,233)	4,594	150	452	664	21,534	(452)	25,709
Other income—intercompany	1,008	1,488	(117)	26	(30)	(2,349)	(26)	—
Total non-interest revenues	$270	$6,578	$(596)	$594	$817	$27,693	$(594)	$34,762
Total revenues, net of interest expense	$8,921	$9,351	$450	$5,022	$5,587	$68,021	$(15,654)	$81,698
Provisions for credit losses and for benefits and claims	$—	$40	$—	$2,515	$2,786	$15,683	$(2,515)	$18,509
Expenses
Compensation and benefits	$170	$11,631	$—	$679	$894	$21,740	$(679)	$34,435
Compensation and benefits—intercompany	11	1	—	161	162	(174)	(161)	—
Other expense	383	3,696	2	524	713	22,259	(524)	27,053
Other expense—intercompany	241	1,959	71	299	397	(2,668)	(299)	—
Total operating expenses	$805	$17,287	$73	$1,663	$2,166	$41,157	$(1,663)	$61,488
Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	$8,116	$(7,976)	$377	$844	$635	$11,181	$(11,476)	$1,701
Income taxes (benefits)	(933)	(3,050)	133	287	205	1,444	(287)	(2,201)
Minority interest, net of taxes	—	—	—	—	—	285	—	285
Equities in undistributed income of subsidiaries	(5,432)	—	—	—	—	—	5,432	—
Income from continuing operations	$3,617	$(4,926)	$244	$557	$430	$9,452	$(5,757)	$3,617
Income from discontinued operations, net of taxes	—	—	—	—	—	—	—	—
Net income	$3,617	$(4,926)	$244	$557	$430	$9,452	$(5,757)	$3,617

Condensed Consolidating Statement of Income

	Year ended December 31, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$17,327	$—	$—	$—	$—	$—	$(17,327)	$—

Interest revenue	453	23,757	—	5,989	7,073	65,214	(5,989)	96,497
Interest revenue — intercompany	4,213	608	3,298	88	419	(8,538)	(88)	—
Interest expense	6,041	18,787	2,153	190	722	29,240	(190)	56,943
Interest expense — intercompany	(53)	2,940	890	1,710	2,472	(6,249)	(1,710)	—
Net interest revenue	$(1,322)	$2,638	$255	$4,177	$4,298	$33,685	$(4,177)	$39,554
Commissions and fees	$—	$9,539	$—	$66	$156	$9,549	$(66)	$19,244
Commissions and fees — intercompany	—	274	—	43	42	(316)	(43)	—
Principal transactions	44	4,319	(285)	—	15	3,906	—	7,999
Principal transactions — intercompany	(14)	(295)	152	—	—	157	—	—
Other income	126	3,879	46	458	618	18,149	(458)	22,818
Other income — intercompany	(120)	802	(18)	9	18	(682)	(9)	—
Total non-interest revenues	$36	$18,518	$(105)	$576	$849	$30,763	$(576)	$50,061
Total revenues, net of interest expense	$16,041	$21,156	$150	$4,753	$5,147	$64,448	$(22,080)	$89,615
Provisions for credit losses and for benefits and claims	$—	$70	$—	$1,209	$1,395	$6,490	$(1,209)	$7,955
Expenses
Compensation and benefits	$93	$11,240	$—	$759	$967	$17,977	$(759)	$30,277
Compensation and benefits — intercompany	7	1	—	137	138	(146)	(137)	—
Other expense	174	3,661	1	528	690	17,218	(528)	21,744
Other expense — intercompany	155	1,627	44	198	266	(2,092)	(198)	—
Total operating expenses	$429	$16,529	$45	$1,622	$2,061	$32,957	$(1,622)	$52,021
Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	$15,612	$4,557	$105	$1,922	$1,691	$25,001	$(19,249)	$29,639
Income taxes (benefits)	(757)	1,344	41	687	545	6,928	(687)	8,101
Minority interest, net of taxes	—	—	—	—	—	289	—	289
Equities in undistributed income of subsidiaries	5,169	—	—	—	—	—	(5,169)	—
Income from continuing operations	$21,538	$3,213	$64	$1,235	$1,146	$17,784	$(23,731)	$21,249
Income from discontinued operations, net of taxes	—	89	—	—	—	200	—	289
Net income	$21,538	$3,302	$64	$1,235	$1,146	$17,984	$(23,731)	$21,538

Condensed Consolidating Statement of Income

	Year ended December 31, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$28,220	$—	$—	$—	$—	$—	$(28,220)	$—

Interest revenue	324	16,382	—	5,586	6,669	52,547	(5,586)	75,922
Interest revenue—intercompany	2,960	417	682	(69)	223	(4,282)	69	—
Interest expense	4,203	12,602	515	221	693	18,663	(221)	36,676
Interest expense—intercompany	(205)	986	158	1,311	1,649	(2,588)	(1,311)	—
Net interest revenue	$(714)	$3,211	$9	$3,985	$4,550	$32,190	$(3,985)	$39,246
Commissions and fees	$—	$8,074	$—	$13	$65	$8,791	$(13)	$16,930
Commissions and fees—intercompany	—	234	—	17	16	(250)	(17)	—
Principal transactions	292	4,526	(25)	—	(7)	1,870	—	6,656
Principal transactions—intercompany	15	(2,208)	15	1	1	2,177	(1)	—
Other income	356	3,158	30	621	546	16,720	(621)	20,810
Other income—intercompany	(248)	558	(28)	(23)	(16)	(266)	23	—
Total non-interest revenues	$415	$14,342	$(8)	$629	$605	$29,042	$(629)	$44,396
Total revenues, net of interest expense	$27,921	$17,553	$1	$4,614	$5,155	$61,232	$(32,834)	$83,642
Provisions for credit losses and for benefits and claims	$—	$27	$—	$1,849	$2,029	$6,990	$(1,849)	$9,046
Expenses
Compensation and benefits	$143	$9,392	$—	$726	$874	$15,363	$(726)	$25,772
Compensation and benefits—intercompany	6	1	—	130	131	(138)	(130)	—
Other expense	184	2,441	1	489	603	16,162	(489)	19,391
Other expense—intercompany	101	1,365	4	168	223	(1,693)	(168)	—
Total operating expenses	$434	$13,199	$5	$1,513	$1,831	$29,694	$(1,513)	$45,163
Income from continuing operations before taxes, minority interest, cumulative effect of accounting change, and equity in undistributed income of subsidiaries	$27,487	$4,327	$(4)	$1,252	$1,295	$24,548	$(29,472)	$29,433
Income taxes (benefits)	(315)	1,441	(2)	475	480	7,474	(475)	9,078
Minority interest, net of taxes	—	—	—	—	—	549	—	549
Equities in undistributed income of subsidiaries	(3,201)	—	—	—	—	—	3,201	—
Income from continuing operations before cumulative effect of accounting change	$24,601	$2,886	$(2)	$777	$815	$16,525	$(25,796)	$19,806
Income from discontinued operations, net of taxes	—	2,198	—	—	—	2,634	—	4,832
Cumulative effect of accounting change, net of taxes	(12)	—	—	—	—	(37)	—	(49)
Net income	$24,589	$5,084	$(2)	$777	$815	$19,122	$(25,796)	$24,589

Condensed Consolidating Balance Sheet

	December 31, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$4,405	$2	$182	$280	$33,519	$(182)	$38,206
Cash and due from banks—intercompany	19	892	—	139	160	(1,071)	(139)	—
Federal funds sold and resale agreements	—	242,771	—	—	—	31,295	—	274,066
Federal funds sold and resale agreements—intercompany	—	12,668	—	—	—	(12,668)	—	—
Trading account assets	12	273,662	303	—	30	264,977	—	538,984
Trading account assets—intercompany	262	7,648	1,458	—	5	(9,373)	—	—
Investments	10,934	431	—	2,275	2,813	200,830	(2,275)	215,008
Loans, net of unearned income	—	758	—	49,705	58,944	718,291	(49,705)	777,993
Loans, net of unearned income—intercompany	—	—	106,645	3,987	12,625	(119,270)	(3,987)	—
Allowance for loan losses	—	(79)	—	(1,639)	(1,828)	(14,210)	1,639	(16,117)
Total loans, net	$—	$679	$106,645	$52,053	$69,741	$584,811	$(52,053)	$761,876
Advances to subsidiaries	111,155	—	—	—	—	(111,155)	—	—
Investments in subsidiaries	166,017	—	—	—	—	—	(166,017)	—
Other assets	7,804	88,333	76	5,552	7,227	256,051	(5,552)	359,491
Other assets—intercompany	6,073	32,051	4,846	273	480	(43,450)	(273)	—
Total assets	$302,276	$663,540	$113,330	$60,474	$80,736	$1,193,766	$(226,491)	$2,187,631
Liabilities and stockholders’ equity
Deposits	$—	$—	$—	$—	$—	$826,230	$—	$826,230
Federal funds purchased and securities loaned or sold	—	260,129	—	—	—	44,114	—	304,243
Federal funds purchased and securities loaned or sold—intercompany	1,486	10,000	—	—	—	(11,486)	—	—
Trading account liabilities	—	117,627	121	—	—	64,334	—	182,082
Trading account liabilities—intercompany	161	6,327	375	—	21	(6,884)	—	—
Short-term borrowings	5,635	16,732	41,429	—	1,444	81,248	—	146,488
Short-term borrowings—intercompany	—	59,461	31,691	5,742	37,181	(128,333)	(5,742)	—
Long-term debt	171,637	31,401	36,395	3,174	13,679	174,000	(3,174)	427,112
Long-term debt—intercompany	—	39,606	957	42,293	19,838	(60,401)	(42,293)	—
Advances from subsidiaries	3,555	—	—	—	—	(3,555)	—	—
Other liabilities	4,580	98,425	268	2,027	1,960	82,645	(2,027)	187,878
Other liabilities—intercompany	1,624	9,640	165	847	271	(11,700)	(847)	—
Stockholders’ equity	113,598	14,192	1,929	6,391	6,342	143,554	(172,408)	113,598
Total liabilities and stockholders’ equity	$302,276	$663,540	$113,330	$60,474	$80,736	$1,193,766	$(226,491)	$2,187,631

Condensed Consolidating Balance Sheet

	December 31, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$3,752	$—	$216	$313	$22,449	$(216)	$26,514
Cash and due from banks — intercompany	21	669	—	172	190	(880)	(172)	—
Federal funds sold and resale agreements	—	269,949	—	—	—	12,868	—	282,817
Federal funds sold and resale agreements — intercompany	—	5,720	—	—	—	(5,720)	—	—
Trading account assets	38	281,290	—	—	36	112,561	—	393,925
Trading account assets — intercompany	224	6,257	1	—	9	(6,491)	—	—
Investments	9,088	—	—	2,290	2,808	261,695	(2,290)	273,591
Loans, net of unearned income	—	932	—	44,809	53,614	624,646	(44,809)	679,192
Loans, net of unearned income — intercompany	—	—	83,308	8,116	11,234	(94,542)	(8,116)	—
Allowance for loan losses	—	(60)	—	(954)	(1,099)	(7,781)	954	(8,940)
Total loans, net	$—	$872	$83,308	$51,971	$63,749	$522,323	$(51,971)	$670,252
Advances to subsidiaries	90,112	—	—	—	—	(90,112)	—	—
Investments in subsidiaries	146,904	—	—	—	—	—	(146,904)	—
Other assets	8,234	66,761	552	4,708	6,208	155,464	(4,708)	237,219
Other assets — intercompany	2,969	16,153	4,241	260	388	(23,751)	(260)	—
Total assets	$257,590	$651,423	$88,102	$59,617	$73,701	$960,406	$(206,521)	$1,884,318
Liabilities and stockholders’ equity
Deposits	$—	$—	$—	$—	$—	$712,041	$—	$712,041
Federal funds purchased and securities loaned or sold	—	304,470	—	—	—	44,765	—	349,235
Federal funds purchased and securities loaned or sold — intercompany	1,910	2,283	—	—	—	(4,193)	—	—
Trading account liabilities	5	106,174	51	—	—	39,657	—	145,887
Trading account liabilities — intercompany	128	2,829	93	—	—	(3,050)	—	—
Short-term borrowings	32	14,102	43,345	1,201	3,137	40,217	(1,201)	100,833
Short-term borrowings — intercompany	—	47,178	22,494	9,739	24,130	(93,802)	(9,739)	—
Long-term debt	125,350	28,719	18,847	2,904	13,222	102,356	(2,904)	288,494
Long-term debt — intercompany	399	24,038	1,644	33,050	24,349	(50,430)	(33,050)	—
Advances from subsidiaries	2,565	—	—	—	—	(2,565)	—	—
Other liabilities	6,246	95,113	139	1,362	1,194	65,353	(1,362)	168,045
Other liabilities — intercompany	1,172	6,498	179	628	334	(8,183)	(628)	—
Stockholders’ equity	119,783	20,019	1,310	10,733	7,335	118,240	(157,637)	119,783
Total liabilities and stockholders’ equity	$257,590	$651,423	$88,102	$59,617	$73,701	$960,406	$(206,521)	$1,884,318

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash (used in) provided by operating activities of continuing operations	$(7,572)	$(26,696)	$(269)	$3,973	$3,386	$(40,279)	$(3,973)	$(71,430)
Cash flows from investing activities
Change in loans	$—	$174	$(23,943)	$(7,601)	$(8,389)	$(329,776)	$7,601	$(361,934)
Proceeds from sales and securitizations of loans	—	—	—	—	—	273,464	—	273,464
Purchases of investments	(25,567)	(302)	—	(690)	(1,662)	(246,895)	690	(274,426)
Proceeds from sales of investments	15,475	—	—	276	755	195,523	(276)	211,753
Proceeds from maturities of investments	8,221	—	—	430	961	112,164	(430)	121,346
Changes in investments and advances — intercompany	(31,692)	—	—	4,130	(1,391)	33,083	(4,130)	—
Business acquisitions	—	—	—	—	—	(15,614)	—	(15,614)
Other investing activities	—	(986)	—	—	—	(15,980)	—	(16,966)
Net cash (used in) provided by investing activities	$(33,563)	$(1,114)	$(23,943)	$(3,455)	$(9,726)	$5,969	$3,455	$(62,377)
Cash flows from financing activities
Dividends paid	$(10,778)	$—	$—	$—	$—	$—	$—	$(10,778)
Dividends paid — intercompany	—	(1,903)	—	(4,900)	(1,500)	3,403	4,900	—
Issuance of common stock	1,060	—	—	—	—	—	—	1,060
Redemption or retirement of preferred stock	(1,000)	—	—	—	—	—	—	(1,000)
Treasury stock acquired	(663)	—	—	—	—	—	—	(663)
Proceeds/(repayments) from issuance of long-term debt — third-party, net	47,271	940	16,656	270	457	(12,345)	(270)	52,979
Proceeds/(repayments) from issuance of long-term debt — intercompany, net	(399)	14,097	—	9,243	(4,511)	(9,187)	(9,243)	—
Change in deposits	—	—	—	—	—	93,422	—	93,422
Net change in short-term borrowings and other investment banking and brokerage borrowings — third-party	5,603	2,630	7,593	(1,200)	(886)	(4,515)	1,200	10,425
Net change in short-term borrowings and other advances — intercompany	990	12,922	(410)	(3,998)	12,717	(26,219)	3,998	—
Capital contributions from parent	—	—	375	—	—	(375)	—	—
Other financing activities	(951)	—	—	—	—	—	—	(951)
Net cash provided by (used in) financing activities	$41,133	$28,686	$24,214	$(585)	$6,277	$44,184	$585	$144,494
Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$1,005	$—	$1,005
Net (decrease)/increase in cash and due from banks	$(2)	$876	$2	$(67)	$(63)	$10,879	$67	$11,692
Cash and due from banks at beginning of period	21	4,421	—	388	503	21,569	(388)	26,514
Cash and due from banks at end of period from continuing operations	$19	$5,297	$2	$321	$440	$32,448	$(321)	$38,206
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(1,225)	$230	$18	$387	$54	$6,846	$(387)	$5,923
Interest	5,121	30,388	6,711	2,315	432	30,080	(2,315)	72,732
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$1,083	$1,226	$1,061	$(1,083)	$2,287

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$17,391	$(6,938)	$(142)	$3,646	$3,849	$(14,313)	$(3,646)	$(153)
Cash flows from investing activities
Change in loans	$—	$188	$—	$(5,805)	$(6,011)	$(350,239)	$5,805	$(356,062)
Proceeds from sales and securitizations of loans	—	—	—	—	—	253,176	—	253,176
Purchases of investments	(15,998)	—	—	(4,239)	(6,103)	(274,023)	4,239	(296,124)
Proceeds from sales of investments	4,700	—	—	957	1,703	80,596	(957)	86,999
Proceeds from maturities of investments	10,623	—	—	3,451	4,797	105,691	(3,451)	121,111
Changes in investments and advances—intercompany	(21,542)	—	(36,114)	(2,058)	(2,653)	60,309	2,058	—
Business acquisitions	—	(9)	—	—	—	9	—	—
Other investing activities	—	(4,427)	—	—	—	(8,879)	—	(13,306)
Net cash used in investing activities	$(22,217)	$(4,248)	$(36,114)	$(7,694)	$(8,267)	$(133,360)	$7,694	$(204,206)
Cash flows from financing activities
Dividends paid	$(9,826)	$—	$—	$—	$—	$—	$—	$(9,826)
Dividends paid—intercompany	—	(4,644)	—	—	—	4,644	—	—
Issuance of common stock	1,798	—	—	—	—	—	—	1,798
Redemption or retirement of preferred stock	(125)	—	—	—	—	—	—	(125)
Treasury stock acquired	(7,000)	—	—	—	—	—	—	(7,000)
Proceeds/(repayments) from issuance of long-term debt—third-party, net	22,202	(11,353)	14,522	(881)	(810)	42,658	881	67,219
Proceeds/(repayments) from issuance of long-term debt—intercompany, net	(52)	6,382	—	961	(10,862)	4,532	(961)	—
Change in deposits	—	—	—	(1)	—	121,203	1	121,203
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(2)	3,711	8,334	(320)	34	21,826	320	33,903
Net change in short-term borrowings and other advances—intercompany	(1,710)	17,598	12,224	3,750	15,446	(43,558)	(3,750)	—
Capital contributions from parent	—	—	1,175	238	235	(1,410)	(238)	—
Other financing activities	(685)	—	—	2	2	(2)	(2)	(685)
Net cash provided by financing activities	$4,600	$11,694	$36,255	$3,749	$4,045	$149,893	$(3,749)	$206,487
Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$645	$—	$645
Net cash provided by discontinued operations	$—	$—	$—	$—	$—	$109	$—	$109
Net (decrease)/increase in cash and due from banks	$(226)	$508	$(1)	$(299)	$(373)	$2,974	$299	$2,882
Cash and due from banks at beginning of period	247	3,913	1	687	876	18,595	(687)	23,632
Cash and due from banks at end of period from continuing operations	$21	$4,421	$—	$388	$503	$21,569	$(388)	$26,514
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(1,021)	$2,372	$49	$593	$86	$7,744	$(593)	$9,230
Interest	5,492	20,720	2,893	156	483	21,884	(156)	51,472
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$1,077	$1,103	$311	$(1,077)	$1,414

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2005
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$22,409	$(10,781)	$(95)	$3,441	$4,556	$15,953	$(3,441)	$32,042
Cash flows from investing activities
Change in loans	$—	$(59)	$—	$(4,584)	$(4,175)	$(286,766)	$4,584	$(291,000)
Proceeds from sales and securitizations of loans	—	—	—	—	493	244,842	—	245,335
Purchases of investments	(9,790)	—	—	(8,384)	(10,038)	(183,195)	8,384	(203,023)
Proceeds from sales of investments	7,140	—	—	7,148	7,627	67,836	(7,148)	82,603
Proceeds from maturities of investments	3,200	—	—	1,368	2,516	91,797	(1,368)	97,513
Changes in investments and advances—intercompany	(9,582)	—	(50,721)	(1,635)	(3,254)	63,557	1,635	—
Business acquisitions	—	(138)	—	—	—	(464)	—	(602)
Other investing activities	—	(1,266)	—	—	—	10,217	—	8,951
Net cash (used in) provided by investing activities	$(9,032)	$(1,463)	$(50,721)	$(6,087)	$(6,831)	$7,824	$6,087	$(60,223)
Cash flows from financing activities
Dividends paid	$(9,188)	$—	$—	$—	$—	$—	$—	$(9,188)
Dividends paid—intercompany	—	(1,646)	—	—	—	1,646	—	—
Issuance of common stock	1,400	—	—	—	—	—	—	1,400
Treasury stock acquired	(12,794)	—	—	—	—	—	—	(12,794)
Proceeds/(repayments) from issuance of long-term debt—third-party, net	12,218	(3,581)	6,094	(529)	(2,370)	4,127	529	16,488
Proceeds/(repayments) from issuance of long-term debt—intercompany, net	456	4,585	—	4,186	(5,443)	402	(4,186)	—
Change in deposits	—	—	—	(1)	—	27,713	1	27,713
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(87)	(15,423)	33,440	1,450	2,224	(9,991)	(1,450)	10,163
Net change in short-term borrowings and other advances—intercompany	(4,574)	28,988	11,208	(2,306)	8,152	(43,774)	2,306	—
Capital contributions from parent	—	—	75	128	—	(75)	(128)	—
Other financing activities	(696)	—	—	4	4	(4)	(4)	(696)
Net cash (used in) provided by financing activities	$(13,265)	$12,923	$50,817	$2,932	$2,567	$(19,956)	$(2,932)	$33,086
Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$(1,840)	$—	$(1,840)
Net cash used in discontinued operations	$—	$—	$—	$—	$—	$(46)	$—	$(46)
Net increase in cash and due from banks	$112	$679	$1	$286	$292	$1,935	$(286)	$3,019
Cash and due from banks at beginning of period	135	3,234	—	401	584	16,660	(401)	20,613
Cash and due from banks at end of period from continuing operations	$247	$3,913	$1	$687	$876	$18,595	$(687)	$23,632
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(544)	$977	$—	$748	$110	$8,078	$(748)	$8,621
Interest	4,095	12,889	608	205	418	14,071	(205)	32,081
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$1,044	$1,028	$240	$(1,044)	$1,268

33. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007				2006
In millions of dollars, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues, net of interest expense	$7,216	$22,393	$26,630	$25,459	$23,828	$21,422	$22,182	$22,183
Operating expenses	16,501	14,561	14,855	15,571	13,958	11,936	12,769	13,358
Provisions for credit losses and for benefits and claims	7,763	5,062	2,717	2,967	2,348	2,117	1,817	1,673
Income from continuing operations before income taxes and minority interest	$(17,048)	$2,770	$9,058	$6,921	$7,522	$7,369	$7,596	$7,152
Income taxes	(7,310)	538	2,709	1,862	2,241	2,020	2,303	1,537
Minority interest, net of taxes	95	20	123	47	152	46	31	60
Income from continuing operations	$(9,833)	$2,212	$6,226	$5,012	$5,129	$5,303	$5,262	$5,555
Income from discontinued operations, net of taxes	—	—	—	—	—	202	3	84
Net income	$(9,833)	$2,212	$6,226	$5,012	$5,129	$5,505	$5,265	$5,639
Earnings per share (1) (2)
Basic
Income from continuing operations	$(1.99)	$0.45	$1.27	$1.02	$1.05	$1.08	$1.07	$1.13
Net income	(1.99)	0.45	1.27	1.02	1.05	1.13	1.07	1.14
Diluted
Income from continuing operations	$(1.99)	$0.44	$1.24	$1.01	$1.03	$1.06	$1.05	$1.11
Net income	(1.99)	0.44	1.24	1.01	1.03	1.10	1.05	1.12
Common stock price per share
High	$48.32	$52.84	$55.20	$55.25	$56.41	$50.23	$50.37	$49.29
Low	29.29	45.30	51.05	48.75	49.38	46.40	47.41	45.05
Close	29.44	46.67	51.29	51.34	55.70	49.67	48.25	47.23
Dividends per share of common stock	$0.54	$0.54	$0.54	$0.54	$0.49	$0.49	$0.49	$0.49

(1)	Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.
(2)	Diluted shares are equal to basic shares for the fourth quarter of 2007 due to the net loss. Adding additional shares to the denominator would result in anti-dilution due to the losses in the fourth quarter of 2007.

FINANCIAL DATA SUPPLEMENT (Unaudited)

RATIOS

	2007	2006	2005
Net income to average assets	0.17%	1.28%	1.64%
Return on common stockholders’ equity (1)	2.9	18.8	22.3
Return on total stockholders’ equity (2)	3.0	18.6	22.2
Total average equity to average assets	5.66	6.88	7.41
Dividends payout ratio (3)	300.0	45.5	37.1

(1)	Based on net income less preferred stock dividends as a percentage of average common stockholders’ equity.
(2)	Based on net income as a percentage of average total stockholders’ equity.
(3)	Dividends declared per common share as a percentage of net income per diluted share.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S. (1)

	2007		2006		2005
In millions of dollars at year end	Average balance	Average interest rate	Average balance	Average interest rate	Average balance	Average interest rate
Banks	$68,538	4.72%	$50,478	3.56%	$29,794	5.21%
Other demand deposits	208,634	2.57	156,197	2.53	140,105	1.65
Other time and savings deposits (2)	256,946	4.54	229,376	4.01	203,041	2.92
Total	$534,118	3.79%	$436,051	3.42%	$372,940	2.62%

(1)	Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries. See Note 24 to the Consolidated Financial Statements on page 164.
(2)	Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS ($100,000 OR MORE) IN U.S. OFFICES

In millions of dollars at December 31, 2007	Under 3 months	Over 3 to 6 months	Over 6 to 12 months	Over 12 months
Certificates of deposit	$11,215	$33,880	$2,917	$2,580
Other time deposits	169	31	23	1

SHORT-TERM AND OTHER BORROWINGS (1)

	Federal funds purchased and securities sold under agreements to repurchase (2)			Commercial paper			Other funds borrowed (2)
In millions of dollars	2007	2006	2005	2007	2006	2005	2007	2006	2005
Amounts outstanding at year end	$304,243	$349,235	$242,392	$37,343	$43,695	$34,159	$109,145	$57,138	$32,771
Average outstanding during the year (3)	386,628	290,663	245,595	45,204	32,468	26,106	98,349	39,047	31,725
Maximum month-end outstanding	441,844	349,235	279,021	57,303	43,695	34,751	145,783	57,138	33,907
Weighted-average interest rate
During the year (3) (4)	5.96%	6.00%	4.83%	5.23%	4.96%	3.11%	2.98%	4.13%	4.06%
At year end (5)	4.52%	4.81%	3.77%	4.92%	5.28%	4.30%	3.62%	4.47%	3.85%

(1)	Original maturities of less than one year.
(2)	Rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(3)	Excludes discontinued operations.
(4)	Interest rates include the effects of risk management activities. See Notes 20 and 24 to the Consolidated Financial Statements on pages 149 and 164, respectively.
(5)	Based on contractual rates at year end.

LEGAL AND REGULATORY REQUIREMENTS

Bank Holding Company/Financial Holding Company

Citigroup’s ownership of Citibank, N.A. (Citibank) and other banks makes Citigroup a “bank holding company” under U.S. law. Bank holding companies are generally limited to the business of banking, managing or controlling banks, and other closely related activities. Citigroup is qualified as a “financial holding company,” which permits the Company to engage in a broader range of financial activities in the U.S. and abroad. These activities include underwriting and dealing in securities, insurance underwriting and brokerage, and making investments in non-financial companies for a limited period of time, as long as the Company does not manage the non-financial company’s day-to-day activities, and the Company’s banking subsidiaries engage only in permitted cross-marketing with the non-financial company. If Citigroup ceases to qualify as a financial holding company, it could be barred from new financial activities or acquisitions, and have to discontinue the broader range of activities permitted to financial holding companies.

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

Internal Growth and Acquisitions

Unless otherwise required by the FRB, financial holding companies generally can engage, directly or indirectly in the U.S. and abroad, in financial activities, either de novo or by acquisition, by providing after-the-fact notice to the FRB. However, the Company must obtain the prior approval of the FRB before acquiring more than five percent of any class of voting stock of a U.S. depository institution or bank holding company.

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

The FRB must approve certain additional capital contributions to an existing non-U.S. investment and certain acquisitions by the Company of an interest in a non-U.S. company, including in a foreign bank, as well as the establishment by Citibank of foreign branches in certain circumstances.

Dividends

The Company’s bank holding companies and banking subsidiaries are limited in their ability to pay dividends. (See Note 21 to the Consolidated Financial Statements on page 153.) In addition to specific limitations on the dividends that subsidiary banks can pay to their holding companies, federal regulators could prohibit a dividend that would be an unsafe or unsound banking practice.

It is FRB policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Moreover, bank holding companies should not maintain dividend levels that undermine the company’s ability to be a source of strength to its banking subsidiaries.

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

Other Bank and Bank Holding Company Regulation

The Company and its banking subsidiaries are subject to other regulatory limitations, including requirements for banks to maintain reserves against deposits; requirements as to risk based capital and leverage (see “Capital Resources and Liquidity” on page 75 and Note 20 to the Consolidated Financial Statements on page 149); restrictions on the types and amounts of loans that may be made and the interest that may be charged; and limitations on investments that can be made and services that can be offered.

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

Subsidiaries’ registrations include as broker-dealer and investment adviser with the SEC and as futures commission merchant and commodity pool operator with the Commodity Futures Trading Commission (CFTC). Subsidiaries’ memberships include the New York Stock Exchange, Inc. (NYSE) and other principal United States securities exchanges, as well as the Financial Industry Regulatory Authority (FINRA) and the National Futures Association (NFA).

Citigroup’s primary U.S. broker-dealer subsidiary, Citigroup Global Markets Inc. (CGMI), is registered as a broker-dealer in all 50 states, the District of Columbia, Puerto Rico, Taiwan and Guam. CGMI is also a primary dealer in U.S. Treasury securities and a member of the principal United States futures exchanges. CGMI is subject to extensive regulation, including minimum capital requirements, which are issued and enforced by, among others, the SEC, the CFTC, the NFA, FINRA, the NYSE, various other self-regulatory organizations of which CGMI is a member and the securities administrators of the 50 states, the District of Columbia, Puerto Rico and Guam. The SEC and the CFTC also require certain registered broker-dealers (including CGMI) to maintain records concerning certain financial and securities activities of affiliated companies that may be material to the broker-dealer, and to file certain financial and other information regarding such affiliated companies.

Citigroup’s securities operations abroad are conducted through various subsidiaries and affiliates, principally Citigroup Global Markets Limited in London and Nikko Citigroup Limited (a joint venture between CGMHI and Nikko Cordial) in Tokyo. Its securities activities in the United Kingdom, which include investment banking, trading, and brokerage services, are subject to the Financial Services and Markets Act of 2000, which regulates organizations that conduct investment businesses in the United Kingdom including capital and liquidity requirements, and to the rules of the Financial Services Authority. Nikko Citigroup Limited is a registered securities company in Japan, and as such its activities in Japan are regulated principally by the Financial Services Agency of Japan. These and other subsidiaries of Citigroup are also members of various securities and commodities exchanges and are subject to the rules and regulations of those exchanges. Citigroup’s other offices abroad are also subject to the jurisdiction of foreign financial services regulatory authorities.

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

Unresolved SEC Staff Comments

The Company is in discussion with the SEC in response to comment letters received from the SEC Division of Corporate Finance primarily regarding the Company’s hedging activities and variable interest entities (VIEs).

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

The Net Capital Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Under the Net Capital Rule, equity capital cannot be withdrawn from a broker-dealer without the prior approval of that broker-dealer’s designated examining authority (in the case of CGMI, the NYSE) in certain circumstances, including when net capital after the withdrawal would be less than (i) 120% of the minimum net capital required by the Net Capital Rule, or (ii) 25% of the broker-dealer’s securities position “haircuts.” “Haircuts” is the term used for deductions from capital of certain specified percentages of the market value of securities to reflect the possibility of a market decline prior to disposition. In addition, the Net Capital Rule requires broker-dealers to notify the SEC and the appropriate self-regulatory organization two business days before any withdrawals of excess net capital if the withdrawals (in the aggregate over any 30-day period) would exceed the greater of $500,000 or 30% of the broker-dealer’s excess net capital, and two business days after any withdrawals (in the aggregate over any 30-day period) that exceed the greater of $500,000 or 20% of excess net capital. The Net Capital Rule also authorizes the SEC to order a freeze (for up to 20 business days) on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital (when aggregated with all other withdrawals during the previous 30 days) and the SEC believes that such a withdrawal may be detrimental to the financial integrity of the broker-dealer or may jeopardize the broker-dealer’s ability to pay its customers.

GENERAL BUSINESS FACTORS

In the Company’s judgment, no material part of the Company’s business depends upon a single customer or group of customers, the loss of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company’s consolidated revenues.

PROPERTIES

Citigroup’s principal executive offices are located at 399 Park Avenue in New York City. Citigroup, and certain of its subsidiaries, is the largest tenant of this building. The Company also has office space in Citigroup Center (153 East 53 St. in New York City) under a long-term lease. Citibank leases one building and owns another in Long Island City, New York, and has a long-term lease on a building at 111 Wall Street in New York City, which are totally occupied by the Company and certain of its subsidiaries.

CGMHI has its principal offices in a building it leases at 388 Greenwich Street in New York City, and also leases the neighboring building at 390 Greenwich Street, both of which are fully occupied by the Company and certain of its subsidiaries.

Banamex has its principal offices in Mexico City in facilities that are part owned and part leased by it. Banamex has office and branch sites throughout Mexico, most of which it owns.

The Company owns other offices and certain warehouse space, none of which is material to the Company’s financial condition or operations.

The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 28 to the Consolidated Financial Statements on page 176.

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

A number of other individual actions have been settled and/or dismissed. On December 15, 2006, the District Court dismissed with prejudice 10 cases brought by clients of a single law firm in connection with the purchase and holding of Enron securities (also dismissing third-party claims against Citigroup): ADAMS, et al. v. ARTHUR ANDERSEN, et al.; AHLICH, et al. v. ARTHUR ANDERSEN, et al.; BULLOCK, et al. v. ARTHUR ANDERSEN, et al.; CHOUCROUN, et al. v. ARTHUR ANDERSEN, et al.; DELGADO, et al. v. ARTHUR ANDERSEN, et al.; GUY, et al. v. ARTHUR ANDERSEN, et al.; JOSE, et al. v. ARTHUR ANDERSEN, et al.; ODAM, et al. v. ENRON CORP., et al.; PEARSON, et al. v. FASTOW, et al.; and ROSEN, et al. v. FASTOW, et al. Plaintiffs filed a notice of appeal in each of the 10 cases on January 5, 2007. The appeal has been fully briefed, and oral argument before the Fifth Circuit held in January 2008.

Additional actions against Citigroup and its affiliates were filed beginning in 2002 in the Southern District of Texas and other various jurisdictions. Certain of these remain pending, including: (i) actions brought by investors in Enron securities; (ii) actions brought by commercial banks that participated in Enron revolving credit facilities and/or purchasers of Enron bank debt in the secondary market; (iii) actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty; the largest of these proceedings (IN RE ENRON CORP.) is scheduled for trial on April 28, 2008; (iv) actions brought by the Attorney General of Connecticut in connection with an Enron-related transaction; (v) an action brought by certain trusts that issued securities linked to Enron’s credit, by the related indenture trustee and certain holders of those securities; (vi) an action brought by a utility, alleging that Citigroup and others aided Enron in fraudulently overcharging for electricity; and (vii) actions by a bank that entered into credit derivative swap transactions with Citibank.

Research

WorldCom, Inc. Beginning in 2002, Citigroup, CGMI and certain executive officers and current and former employees (along with, in many cases, other investment banks, certain WorldCom officers and directors, and/or accountants) were named as defendants in a series of individual and putative class action lawsuits relating to the underwriting of WorldCom securities and the issuance of research analyst reports concerning WorldCom. The putative class action and the majority of the individual actions were consolidated in the United States District Court for the Southern

District of New York as In re WORLDCOM, INC. SECURITIES LITIGATION; certain individual actions remained pending in other state and federal courts. Citigroup settled the consolidated putative class action in May 2004. Citigroup has now settled or obtained dismissal of all but two of the WorldCom-related individual actions. One of the two remaining actions, HOLMES, et al. v. GRUBMAN, et al., was dismissed by the District Court; an appeal is pending in the United States Court of Appeals for the Second Circuit.

Telecommunications Research Class Actions. Beginning in 2002, Citigroup, CGMI and certain executive officers and current and former employees were named as defendants in a series of putative class action lawsuits, alleging violations of the federal securities laws, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, in connection with Citigroup research analyst reports. One of these actions remains pending, involving Metromedia Fiber Network, Inc. (“MFN”), In re SALOMON ANALYST METROMEDIA LITIGATION, in the United States District Court for the Southern District of New York. On January 6, 2005, the District Court granted in part and denied in part Citigroup’s motion to dismiss the claims against it. On June 20, 2006, the District Court certified the plaintiff class in the MFN action. The District Court’s class certification decision is on appeal in the United States Court of Appeals for the Second Circuit, and oral argument was held in January 2008.

Global Crossing, Ltd. In January 2004, the Global Crossing Estate Representative filed an adversary action in the United States Bankruptcy Court for the Southern District of New York against Citigroup and several other banks seeking to rescind the payment of a loan made to a Global Crossing subsidiary. Citigroup moved to dismiss the action in May 2004, and the motion remains pending.

Disher. In March 2004, a putative research-related customer class action alleging various state law claims arising out of the issuance of allegedly misleading research analyst reports, DISHER v. CITIGROUP GLOBAL MARKETS INC., was filed in Illinois state court. Citigroup removed this action to federal court, and in August 2005 the United States Court of Appeals for the Seventh Circuit reversed the District Court’s August 2004 order remanding the case to state court, and directed the District Court to dismiss plaintiffs’ claims as pre-empted. On June 26, 2006, the United States Supreme Court granted plaintiffs’ petition for a writ of certiorari, vacated the Seventh Circuit’s opinion and remanded the case to the Seventh Circuit for further proceedings. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal from the District Court’s removal order for lack of appellate jurisdiction. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court. On May 3, 2007, the District Court remanded the action to Illinois state court, and on June 13, 2007, Citigroup moved in state court to dismiss the action. That motion remains pending.

Arbitrations. In addition to the various lawsuits discussed above, similar claims against Citigroup and certain of its affiliates relating to research analyst reports concerning the securities mentioned above, and other securities, are pending in numerous arbitrations around the country.

Parmalat

Beginning in 2004, Citigroup and Citibank, N.A. (along with, in many cases, other investment banks and certain Parmalat officers and/or accountants) were named as defendants in a series of class action complaints filed in the United States District Court for the Southern District of New York relating to the collapse of Parmalat Finanziaria S.P.A. (“Parmalat”) and consolidated under the caption IN RE PARMALAT SECURITIES LITIGATION. The consolidated amended complaint, filed on October 18, 2004, alleges violations of Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and seeks unspecified damages on behalf of a putative class of purchasers of Parmalat securities between January 5, 1999 and December 18, 2003. On January 10, 2005, the Citigroup defendants filed a motion to dismiss the action, which the District Court granted in part and denied in part on July 13, 2005. Plaintiffs filed a second amended consolidated complaint on August 25, 2005, and filed a third amended consolidated complaint on July 26, 2006. On September 21, 2006, plaintiffs filed a motion for class certification, which is currently pending. On October 10, 2006, defendants moved for judgment on the pleadings dismissing the claims of all foreign purchasers for lack of subject matter jurisdiction. On July 24, 2007, the District Court converted Citigroup’s motion to a motion for summary judgment and dismissed the claims of foreign purchasers of Parmalat securities. As a result, only the claims of domestic purchasers of Parmalat securities remain against Citigroup. Fact and expert discovery in this action are complete.

On July 29, 2004, Enrico Bondi, as extraordinary commissioner of Parmalat and other affiliated entities (“Bondi”), filed a lawsuit in New Jersey Superior Court against Citigroup, Citibank, N.A. and certain allegedly controlled Citigroup entities, alleging that the Citigroup defendants participated in fraud committed by the officers and directors of Parmalat and seeking unspecified damages. The action alleges a variety of claims under New Jersey state law, including fraud, negligent misrepresentation, violations of the New Jersey Fraudulent Transfer Act and violations of the New Jersey RICO statute. The Citigroup defendants filed a motion to dismiss the action, which was granted in part and denied in part; subsequent appeals upheld the denial of the motion to dismiss. The Citigroup defendants answered the complaint and filed counterclaims alleging causes of action for fraud, negligent misrepresentation, conversion and breach of warranty. Bondi’s motion to dismiss the counterclaims was denied. On July 3, 2007, Bondi moved for leave to amend his complaint. After the motion was granted, Bondi informed the Court that he would proceed on the original complaint, and did not file the proposed amended complaint. On September 7, 2007, the Citigroup defendants filed a renewed motion to dismiss the complaint for forum non conveniens, which the trial court denied on October 2, 2007. The Citigroup defendants filed a motion for leave to appeal with the New Jersey Superior Court, Appellate Division, and that motion was denied on December 4, 2007. The Citigroup defendants have filed a motion for leave to appeal that decision with the New Jersey Supreme Court, which is currently pending. Trial is scheduled to begin on May 5, 2008.

Citigroup (along with, among others, numerous other investment banks and certain former Parmalat officers and accountants) also is involved in various Parmalat-related proceedings in Italy. In one such action, the Milan prosecutor has obtained the indictments of numerous individuals, including a Citigroup employee, for offenses under Italian law that arise out of the collapse of Parmalat. The trial in this action commenced on January 22, 2008. In connection with this proceeding, the Milan prosecutor may seek administrative remedies. In addition, a number of private parties, including former investors in Parmalat securities, have applied to join the Milan proceedings as civil claimants and are seeking unspecified civil damages against numerous parties, including Citigroup defendants. In Parma, a public prosecutor is conducting a criminal investigation into alleged bankruptcy offenses relating to the collapse of Parmalat. In December 2007, the prosecutor notified 12 current and former Citigroup employees that he is seeking their indictment.

Allied Irish Bank

On January 31, 2006, the United States District Court for the Southern District of New York partially denied motions filed by Citibank and a co-defendant to dismiss a complaint filed by Allied Irish Bank, P.L.C. (“AIB”) in May 2003, seeking compensatory and punitive damages in connection with losses sustained by a subsidiary of AIB in 2000–2002. The complaint alleges that defendants are liable for fraudulent and fictitious foreign currency trades entered into by one of AIB’s traders through defendants, who provided prime brokerage services. The court’s ruling on the motions to dismiss allowed plaintiff’s common law claims, including fraudulent concealment and aiding and abetting fraud, to proceed.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGMI, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the “Citigroup Parties”). The complaint alleged that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act, the Bankruptcy Code, and common law. It sought an unspecified amount of damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia, asserting additional statutory and common law claims. In June 2004, motions to dismiss were filed with respect to the complaints of the two committees. Those motions were decided by the bankruptcy court, and were granted in part and denied in part. The district court affirmed in part and reversed in part the bankruptcy court’s decision. The Adelphia Recovery Trust, which has replaced the committees as the plaintiff in the action, has filed an amended complaint on behalf of the Adelphia Estate, consolidating the two prior complaints; motions to dismiss the amended complaint and answers have been filed.

In addition, CGMI was among the underwriters named in civil actions brought by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Following settlements of the class action, which is pending appeal, and other individual actions, two cases remain outstanding. The Second Circuit is considering whether the plaintiff in one has proper standing to sue. In September 2007, motions to dismiss in the other case were granted in part and denied in part.

IPO Securities Litigation

In April 2002, consolidated amended complaints were filed against CGMI and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings, related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports.

Defendants’ motion to dismiss was denied. On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGMI is not a defendant in any of the six focus cases. In December 2006, the United States Court of Appeals for the Second Circuit reversed the District Court and held that the classes could not be certified. Plaintiffs filed a petition for rehearing in January 2007; that petition was denied, and the case was remanded to the lower court. Plaintiffs filed amended pleadings in August 2007 and a new motion for class certification in September 2007. Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007. No decision has yet been rendered on these motions.

Wage & Hour Employment Actions

Numerous financial services firms, including Citigroup and its affiliates, have been named in putative class actions alleging that certain present and former employees in California were entitled to overtime pay under state and federal laws; were subject to certain allegedly unlawful deductions under state law; or were entitled to reimbursement for employment-related expenses incurred by them. The first of these class actions filed in the Fall of 2004 in the United States District Court for the Northern District of California, BAHRAMIPOUR v. CITIGROUP GLOBAL MARKETS INC., seeks damages and injunctive relief on behalf of a putative class of California employees. Similar complaints have been subsequently filed against CGMI on behalf of certain statewide or nationwide putative classes in (i) the United States District Courts for the Southern District of New York, the District of New Jersey, the Eastern District of New York, the District of Massachusetts, and the Middle District of Pennsylvania; and (ii) the New Jersey Superior Court. Without admitting any liability, CGMI has reached an agreement in principle, which is subject to court approval, to a nationwide settlement for up to approximately $98 million of various class actions asserting violations of state and federal laws relating to overtime and violations of various state laws relating to alleged unlawful payroll deductions. Additional putative class action lawsuits alleging a variety of violations of state and federal wage and hour laws have been filed against various other Citigroup businesses.

Subprime-Mortgage-Related Litigation

Beginning in November 2007, Citigroup and a number of current and former officers, directors, and employees have been named as defendants in numerous complaints brought by Company shareholders concerning the Company’s activities relating to subprime mortgages, including its exposure to collateralized debt obligations (CDOs), mortgage-backed securities (MBSs), and structured investment vehicles (SIVs), as well as the Company’s underwriting activity for subprime mortgage lenders. The Company has not yet responded to the complaints in any of these actions.

Securities Fraud Actions: Four putative class actions were filed in the Southern District of New York by shareholders alleging violations of Sections 10 and 20 of the Securities Exchange Act. Plaintiffs in these actions allege that Citigroup’s stock price was artificially inflated as a result of allegedly misleading disclosures relating to the Company’s subprime-mortgage-related exposures, and that plaintiffs suffered losses when the Company’s exposure to these assets was disclosed. Various plaintiffs have filed motions to consolidate the actions and for appointment as lead plaintiff, which remain pending.

Derivative Actions: Eleven derivative actions have been filed against various current and former officers and directors of the Company alleging mismanagement in connection with subprime-mortgage-related exposures. The Company is named as a nominal defendant in these actions. In addition to state law claims, such as breach of fiduciary duty, several of these actions also purport to assert derivative claims for violations of Section 10(b) of the Securities Exchange Act. Five of these actions were filed in the Southern District of New York, and the others were filed in Delaware Chancery Court and New York Supreme Court. Several plaintiffs have filed motions to consolidate the federal actions and for appointment of lead counsel, which remain pending.

ERISA Actions: Thirteen putative class actions have been filed in the Southern District of New York asserting claims under the Employee Retirement Income Security Act (“ERISA”) against the Company and certain Company employees alleged to have served as ERISA plan fiduciaries. These complaints allege that defendants improperly allowed participants in Citigroup’s 401(k) Plan to invest in the Company’s common stock, notwithstanding that they knew or should have known that the Company’s stock price was artificially inflated, and that defendants failed adequately to disclose the Company’s subprime exposure to the Plan beneficiaries. On January 22, 2008, these thirteen actions were consolidated by the Court, and interim lead plaintiff and counsel were appointed.

Other Matters: The Company, along with numerous others, has also been named as a defendant in several lawsuits by shareholders of entities that originated subprime mortgages, and for which CGMI underwrote securities offerings. These actions assert that CGMI violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Specifically, CGMI has been named as a defendant in (i) two putative class action lawsuits brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York; and (ii) three putative class action lawsuits brought by shareholders of Countrywide Financial Corp. and its affiliates, pending in the United States District Court for the Central District of California. The Company has not yet responded to the complaints in these actions. A motion to remand to California state court has been filed in one of the Countrywide-related actions.

The Company, along with a number of other financial institutions, also has been sued by the City of Cleveland, Ohio, alleging that the Company’s practices with respect to subprime loans have created a public nuisance.

Citigroup and certain of its affiliates also have received subpoenas and/or requests for information from various governmental and self-regulatory agencies relating to subprime mortgages, MBSs, CDOs, and/or SIVs. The Company is cooperating fully with such requests.

Other Matters

The Securities and Exchange Commission is conducting a non-public investigation into the Company’s treatment of certain potential Argentina-related losses in the fourth quarter 2001. In connection with these matters, the SEC has subpoenaed witness testimony and certain accounting and internal controls-related information for the years 1997 to 2004. The Company is cooperating with the SEC in its investigation. The Company cannot predict the outcome of the investigation.

Beginning in June 2005, certain participants in the Citigroup Pension Plan (the “Plan”) filed putative class action complaints against the Plan, Citigroup, and the Plans Administration Committee of Citigroup, alleging that certain aspects of the Plan violate provisions of ERISA. The claims were later consolidated as IN RE: CITIGROUP PENSION PLAN ERISA LITIGATION in the United States District Court for the Southern District of New York. In December 2006, the District Court denied defendants’ summary judgment motion; granted summary judgment to plaintiffs on their backloading, age discrimination and notice claims; and ordered the Plan reformed to comply with ERISA. The District Court also granted plaintiffs’ motion for class certification. In November 2007, the District Court: (i) ordered that defendants fix the Plan’s unlawful backloading by increasing certain pay credits, (ii) denied plaintiffs’ request for additional relief on their backloading claims, (iii) denied plaintiffs’ request for relief on their notice claims, and (iv) reserved its rulings on the proper remedy, if any, for the Plan’s violation of ERISA’s ban on age discrimination. In January 2008, the Court entered a partial final judgment on the backloading and notice claims pursuant to Federal Rule of Civil Procedure 54(b) and stayed the judgment pending appeal. Defendants filed a notice of appeal on January 22, 2008, and plaintiffs cross appealed on January 30, 2008.

In 2002, a shareholder derivative action, CARROLL v. WEILL, et al., was filed in New York state court alleging claims against Citigroup directors in connection with Citigroup’s activities with Enron and other matters. The court dismissed the complaint in October 2002; the Appellate Division affirmed the dismissal in December 2003; and, in May 2004, the New York Court of Appeals denied plaintiff’s motion for leave to appeal that affirmance. Since that date, Citigroup has received a shareholder demand containing allegations similar to those set forth in the CARROLL action, and a supplemental letter containing various additional allegations relating to other activities of Citigroup. In February 2006, the parties reached an agreement in principle to settle this dispute, and fairness hearings were held on February 28 and March 1, 2007. On May 22, 2007, the New York Supreme Court denied approval of the proposed settlement. Subsequently, plaintiff moved to dismiss the lawsuit without prejudice, and that motion was granted on January 29, 2008.

Settlement Payments

Payments required in settlement agreements described above have been made or are covered by existing litigation reserves.

********

Additional lawsuits containing claims similar to those described above may be filed in the future.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On October 3, 2007, Citigroup issued 11,171,938 shares of its common stock to the former stockholders of Automated Trading Desk, Inc. (ATD) as partial consideration of Citigroup’s acquisition of ATD. The balance of the purchase price was paid in cash. The issuance was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

Share Repurchases

Under its long-standing repurchase program, the Company buys back common shares in the market or otherwise from time to time. This program is used for many purposes, including to offset dilution from stock-based compensation programs.

The following table summarizes the Company’s share repurchases during 2007:

In millions, except per share amounts	Total shares repurchased	Average price paid per share	Dollar value of remaining authorized repurchase program
First quarter 2007
Open market repurchases (1)	12.1	$53.37	$6,767
Employee transactions (2)	8.1	54.55	N/A
Total first quarter 2007	20.2	$53.85	$6,767
Second quarter 2007
Open market repurchases (3)	0.1	$51.42	$6,759
Employee transactions	1.3	53.43	N/A
Total second quarter 2007	1.4	$53.20	$6,759
Third quarter 2007
Open market repurchases (3)	0.2	$46.95	$6,749
Employee transactions	2.6	51.69	N/A
Total third quarter 2007	2.8	$51.34	$6,749
October 2007
Open market repurchases (3)	—	$—	$6,749
Employee transactions	0.1	45.16	N/A
November 2007
Open market repurchases (3)	—	$—	$6,749
Employee transactions	0.2	34.60	N/A
December 2007
Open market repurchases (3)	—	$—	$6,749
Employee transactions	0.2	34.72	N/A
Fourth quarter 2007
Open market repurchases (3)	—	$—	$6,749
Employee transactions	0.5	37.21	N/A
Total fourth quarter 2007	0.5	$37.21	$6,749
Year-to-date 2007
Open market repurchases	12.4	$53.24	$6,749
Employee transactions	12.5	53.14	N/A
Total year-to-date 2007	24.9	$53.18	$6,749

(1)	All open market repurchases were transacted under an existing authorized share repurchase plan. On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.
(2)	Consists of shares added to treasury stock related to activity on employee stock option program exercises, where the employee delivers existing shares to cover the option exercise, or under the Company’s employee restricted or deferred stock program, where shares are withheld to satisfy tax requirements.
(3)	Represents repurchases recorded related to customer fails/errors.
N/A	Not applicable.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	240,131,097	(1)	$42.74	(2)	237,945,158	(3)
Equity compensation plans not approved by security holders	11,327,749	(4)	$47.61	(5)	0	(6)
Total	251,458,846		$43.03		237,945,158

(1)	Includes 82.46 million shares issuable upon the vesting of deferred stock awards. Does not include an aggregate of 5.09 million shares subject to outstanding options granted by predecessor companies under plans assumed by Citigroup in connection with mergers and acquisitions. Citigroup has not made any awards under these plans, and they are not considered as a source of shares for future awards.
(2)	As described in footnote 1 above, does not include 5.09 million shares subject to outstanding options under certain plans assumed by Citigroup in connection with mergers and acquisitions, and 82.46 million shares subject to deferred stock awards. The weighted-average exercise price of such options is $44.71 per share.
(3)	Does not include shares that were available for issuance under plans approved by shareholders of acquired companies, but under which Citigroup does not make any awards. Of the number of shares available for future issuance, 171.49 million such shares are available under a plan that provides for awards of restricted stock, in addition to (or in lieu of) options, warrants and rights.
(4)	Includes 1.45 million shares issuable upon the vesting of deferred stock awards. Does not include 271,290 shares subject to outstanding options under a plan assumed by Citigroup in a merger. Citigroup has not made any awards under this plan, and it is not considered as a source of shares for future awards by Citigroup.
(5)	As described in footnote 4 above, does not include 271,290 shares subject to outstanding options under a plan assumed by Citigroup in a merger, and 1.45 million shares subject to deferred stock awards. The weighted-average exercise price of such options is $46.20 per share.
(6)	Does not include plans of acquired companies under which Citigroup does not make any awards. Also does not include shares that may be purchased pursuant to the Travelers Group Stock Purchase Plan for PFS Representatives. This plan allows eligible Primerica Financial Services (PFS) representatives to use their earned commissions to periodically purchase shares of Citigroup common stock at current market prices. A limited number of high performers may purchase shares, subject to plan limits, at discounts of up to 25%. The discount is funded by Primerica Financial Services and is considered additional compensation. Shares are purchased on the open market; no newly issued or treasury shares are used in this program.

Most of Citigroup’s outstanding equity awards were granted under three stockholder approved plans—the Citigroup 1999 Stock Incentive Plan (the 1999 Plan); the Travelers Group Capital Accumulation Plan; and the 1997 Citicorp Stock Incentive Plan. There were no offerings under the Citigroup 2000 Stock Purchase Plan since the final purchase date under the last offering under this plan in 2005. A small percentage of equity awards have been granted under several plans that have not been approved by stockholders, primarily the Citigroup Employee Incentive Plan (EIP). Generally, awards are made to employees participating in Citigroup’s stock option, stock award or stock purchase programs.

All of the plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors (the Committee), which is composed entirely of non-employee independent directors. Persons eligible to participate in Citigroup’s equity plans are selected by management from time to time subject to the Committee’s approval.

Effective April 19, 2005, stockholders approved amendments to the 1999 Plan, and the other plans mentioned above (with the exception of the 2000 Stock Purchase Plan) were terminated as a source of shares for future awards.

The following disclosure is provided with respect to plans that have not been submitted to stockholders for approval, and which remain active only with respect to previously granted awards. Additional information regarding Citigroup’s equity compensation programs can be found in Note 8 to the Company’s Consolidated Financial Statements on page 129.

Non-Stockholder Approved Plans

The EIP, originally adopted by the Board of Directors in 1991, was amended by the Board of Directors on April 17, 2001. Executive officers and directors were not eligible to receive awards under the EIP. The EIP was used to grant stock options and restricted or deferred stock awards to participants in the Citigroup Capital Accumulation Program (CAP) and to new hires. Executive officers and directors of the Company were not eligible to participate in this plan. CAP is an incentive and retention award program pursuant to which a specified portion of a participant’s incentive compensation (or commissions) is delivered in the form of a restricted or deferred stock award or, in some cases, restricted or deferred stock and stock options. Vesting periods for restricted and deferred stock awards under the EIP, including awards pursuant to CAP, were generally from three to five years. Stock options awarded under the EIP, including CAP options, are non-qualified stock options. Options granted prior to January 1, 2003 have 10-year terms and vest at a rate of 20% per year, with the first vesting date generally occurring 12 to 18 months following the grant date. Options granted on or after January 1, 2003, but prior to January 1, 2005, generally have six-year terms and vest at a rate of one-third per year, with the first vesting date generally occurring 12 to 18 months following the grant date. Options granted under this plan in 2005 generally have six-year terms and vest at a rate of 25% per year. Generally, the terms of restricted and deferred stock awards and options granted under the EIP provide that the awards will be canceled if an employee leaves the Company, except in cases of disability or death, or after satisfying certain age and years of service requirements.

Additionally, since December 2001, deferred stock awards that used to be made under certain deferred compensation plans administered by Citigroup Global Markets Holdings Inc. were made under the EIP. These plans provide for deferred stock awards to employees who meet certain specified performance targets. Generally, the awards vest in five years. Awards are canceled if an employee voluntarily leaves the Company prior to vesting. Effective April 19, 2005, all equity awards provided for by these deferred compensation plans are being granted under the 1999 Plan. Deferred stock awards granted under the Salomon Smith Barney Inc. Branch Managers Asset Deferred Bonus Plan, the Salomon Smith Barney Inc. Asset Gathering Bonus Plan, the Salomon Smith Barney Inc. Directors’ Council Milestone Bonus Plan and the Salomon Smith Barney Inc. Stock Bonus Plan for FC Associates prior to December 2001 remain outstanding.

The Travelers Group Capital Accumulation Plan for PFS Representatives (PFS CAP) and similar plans were adopted by Citigroup at various times. These plans provided for CAP awards and other restricted stock awards to agents of certain subsidiaries or affiliates of Citigroup. Awards are no longer being granted from these plans and, of awards previously granted from these plans, only awards from PFS CAP remain outstanding. Beginning in July 2002, awards that used to be granted pursuant to PFS CAP were made under the EIP; these awards are now being made under the 1999 Plan.

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

The Citigroup 2000 International Stock Purchase Plan was adopted in 2000 to allow employees outside the United States to participate in Citigroup’s stock purchase programs. The terms of the international plan are substantially identical to the terms of the stockholder-approved Citigroup 2000 Stock Purchase Plan, except that it is not intended to be qualified under Section 423 of the United States Internal Revenue Code. The number of shares available for issuance under both plans may not exceed the number authorized for issuance under the stockholder-approved plan.

Executive Officers

Citigroup’s Executive Officers on February 22, 2008 are:

Name	Age	Position and office held
Ajay Banga	48	Chairman & CEO, Global Consumer Group—International
Sir Winfried F.W. Bischoff	66	Chairman
Jorge A. Bermudez	56	Chief Risk Officer
Gary Crittenden	54	Chief Financial Officer
Steven J. Freiberg	50	Chairman & CEO, Global Consumer Group—North America
John C. Gerspach	54	Controller and Chief Accounting Officer
Michael S. Helfer	62	General Counsel and Corporate Secretary
Lewis B. Kaden	65	Vice Chairman
Michael Klein	44	Chairman and Co-Chief Executive Officer, Markets & Banking
Sallie L. Krawcheck	43	Chairman and CEO, Global Wealth Management
Manuel Medina-Mora	57	Chairman & CEO, Latin America & Mexico
Vikram S. Pandit	51	Chief Executive Officer
William R. Rhodes	72	Senior Vice Chairman; Chairman, President & CEO, Citibank, N.A.
Robert E. Rubin	69	Chairman of the Executive Committee
Stephen R. Volk	71	Vice Chairman

Each executive officer has held executive or management positions with the Company for at least five years, except that:

•

Mr. Crittenden joined Citigroup in March 2007. Prior to joining Citigroup, Mr. Crittenden was Executive Vice President, Chief Financial Officer, and Head of Global Network Services at American Express from 2000 to 2007.

•	Mr. Kaden joined Citigroup in September 2005. Prior to joining Citigroup, Mr. Kaden was a partner at Davis Polk & Wardwell.
•

Mr. Pandit, prior to being named CEO on December 11, 2007, was Chairman and CEO of Citigroup’s Institutional Clients Group, which includes Markets & Banking and Alternative Investments. Formerly the Chairman and CEO of Alternative Investments, Mr. Pandit was a founding member and chairman of the members committee of Old Lane, LP, which was acquired by Citigroup in 2007. Prior to forming Old Lane, Mr. Pandit held a number of senior positions at Morgan Stanley over more than two decades, including President and Chief Operating Officer of Morgan Stanley’s institutional securities and investment banking business and was a member of the firm’s Management Committee.

•	Mr. Volk joined Citigroup in July 2004. From 2001 to 2004, Mr. Volk was Chairman of Credit Suisse First Boston. Before that, Mr. Volk was a partner at Shearman & Sterling.

10-K CROSS-REFERENCE INDEX

This Annual Report on Form 10-K incorporates the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2007 results.

Form 10-K

Item Number		Page

Part I

1.	Business	2, 4–97, 127–128, 193–201

1A.	Risk Factors	38–39

1B.	Unresolved Staff Comments	194

2.	Properties	195

3.	Legal Proceedings	195–198

4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	77–78, 191, 199,
203–204

6.	Selected Financial Data	3

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4–97

7A.	Quantitative and Qualitative Disclosures about Market Risk	39–65, 128–129,
141–152, 155–176

8.	Financial Statements and Supplementary Data	105–192

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

9A.	Controls and Procedures	98, 101

9B.	Other Information	Not Applicable

Part III

10.	Directors, Executive Officers and Corporate Governance	201, 203–205 *

11.	Executive Compensation	**

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	200–201 ***

13.	Certain Relationships and Related Transactions, and Director Independence	****

14.	Principal Accountant Fees and Services	*****

Part IV

15.	Exhibits and Financial Statement Schedules	203

*	For additional information regarding Citigroup Directors, see the material under the captions “Corporate Governance,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Citigroup’s Annual Meeting of Stockholders to be held on April 22, 2008, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.
**	See the material under the captions “The Personnel and Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation” in the Proxy Statement, incorporated herein by reference.
***	See the material under the captions “About the Annual Meeting” and “Stock Ownership” in the Proxy Statement, incorporated herein by reference.
****	See the material under the captions “Corporate Governance—Director Independence,” “Proposal 1: Election of Directors,” “Executive Compensation”, “Indebtedness” and “Certain Transactions and Relationships, Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, incorporated herein by reference.
*****	See the material under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, incorporated herein by reference.
None of the foregoing incorporation by reference shall include the information referred to in Item 402(a)(8) of Regulation S-K.

CORPORATE INFORMATION

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

•	Citigroup’s Restated Certificate of Incorporation, as amended,
•	Citigroup’s By-Laws,
•	Instruments Defining the Rights of Security Holders, including Indentures,
•	Material Contracts, including certain compensatory plans available only to officers and/or directors,
•	Statements re: Computation of Ratios,
•	Subsidiaries of the Registrant,
•	Consent of Expert,
•	Powers of Attorney of Directors Armstrong, Belda, Bischoff, David, Derr, Deutch, Hernández Ramírez, Liveris, Mulcahy, Parsons, Rodin, Rubin, Ryan, and Thomas, and
•	CEO and CFO certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-K

Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

Commission File Number 1-9924

Citigroup Inc.

Incorporated in the State of Delaware

IRS Employer Identification Number: 52-1568099

Address: 399 Park Avenue

New York, New York 10043

Telephone: 212 559 1000

Stockholder Information

Citigroup common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “C” and on the Tokyo Stock Exchange and the Mexico Stock Exchange.

Citigroup Preferred Stock Series T and AA are also listed on the NYSE.

Because our common stock is listed on the NYSE, the chief executive officer of Citigroup is required to make an annual certification to the NYSE stating that he was not aware of any violation by Citigroup of the corporate governance listing standards of the NYSE. The annual certification to that effect was made to the NYSE as of April 30, 2007.

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

Telephone No. 781 575 4555

Toll-free No. 888 250 3985

Facsimile No. 201 324 3284

E-mail address: Citibank@shareholders-online.com

Exchange Agent

Holders of Golden State Bancorp, Associates First Capital Corporation, Citicorp or Salomon Inc common stock, Citigroup Inc. Preferred Stock Series F, Q, R, S, or U, or Salomon Inc Preferred Stock Series D or E should arrange to exchange their certificates by contacting:

Citibank Stockholder Services

P.O. Box 43035

Providence, RI 02940-3035

Telephone No. 781 575 4555

Toll-free No. 888 250 3985

Facsimile No. 201 324 3284

E-mail address: Citibank@shareholders-online.com

The 2007 Form 10-K filed with the Securities and Exchange Commission by the Company, as well as annual and quarterly reports, are available from Citigroup Document Services toll free at 877 936 2737 (outside the United States at 718 831 8413), by e-mailing a request to docserve@citi.com, or by writing to:

Citi Document Services

4224 Ridge Lea Road

Amherst, NY 14226

Copies of this annual report and other Citigroup financial reports can be viewed or retrieved through the Company’s Web site at http://www.citigroup.com by clicking on the “Investor Relations” page and selecting “All SEC Filings” or through the SEC’s Web site at http://www.sec.gov.

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

As of February 4, 2008, Citigroup had 5,206,319,859 shares of common stock outstanding.

As of February 4, 2008, Citigroup had approximately 196,444 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein nor in Citigroup’s 2008 Proxy Statement incorporated by reference in Part III of this Form 10-K.

Citigroup is a large accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).

Citigroup is not a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).

The aggregate market value of Citigroup common stock held by non-affiliates of Citigroup on February 4, 2008 was approximately $152.1 billion.

Certain information has been incorporated by reference as described herein into Part III of this annual report from Citigroup’s 2008 Proxy Statement.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2008.

Citigroup Inc.

(Registrant)

Gary Crittenden

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of February, 2008.

Citigroup’s Principal Executive Officer and a Director:

Vikram Pandit

Citigroup’s Principal Financial Officer:

Gary Crittenden

Citigroup’s Principal Accounting Officer:

John C. Gerspach

The Directors of Citigroup listed below executed a power of attorney appointing Gary Crittenden their attorney-in-fact, empowering him to sign this report on their behalf.

C. Michael Armstrong	Andrew N. Liveris
Alain J.P. Belda	Anne Mulcahy
Sir Winfried F.W. Bischoff	Richard D. Parsons
George David	Judith Rodin
Kenneth T. Derr	Robert E. Rubin
John M. Deutch	Robert L. Ryan
Roberto Hernández Ramírez	Franklin A. Thomas

Gary Crittenden

CITIGROUP BOARD OF DIRECTORS

C. Michael Armstrong

Chairman, Board of Trustees

Johns Hopkins Medicine, Health

System Corporation and Hospital

Alain J.P. Belda

Chairman and

Chief Executive Officer

Alcoa Inc.

Sir Winfried F.W. Bischoff

Chairman

Citigroup Inc.

George David

Chairman and

Chief Executive Officer

United Technologies Corporation

Kenneth T. Derr

Chairman, Retired

Chevron Corporation

John M. Deutch

Institute Professor

Massachusetts Institute

of Technology

Roberto Hernández Ramírez

Chairman

Banco Nacional de Mexico

Andrew N. Liveris

Chairman and

Chief Executive Officer

The Dow Chemical Company

Anne Mulcahy

Chairman and

Chief Executive Officer

Xerox Corporation

Vikram Pandit

Chief Executive Officer

Citigroup Inc.

Richard D. Parsons

Chairman

Time Warner Inc.

Judith Rodin

President

Rockefeller Foundation

Robert E. Rubin Chairman, Executive Committee Citigroup Inc. Robert L. Ryan Chief Financial Officer, Retired Medtronic Inc. Franklin A. Thomas Consultant TFF Study Group

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.01	Share Exchange Agreement (English Translation) between Citigroup Japan Holdings Ltd. and Nikko Cordial Corporation, dated as of November 14, 2007, incorporated by reference to Exhibit 2.1 to the Current Report on
Form 8-K of Citigroup Inc. (the “Company”) filed November 14, 2007 (File No. 1-9924).

3.01.1	Restated Certificate of Incorporation of the Company), incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 filed December 15, 1998 (No. 333-68949).

3.01.2	Certificate of Designation of 5.321% Cumulative Preferred Stock, Series YY, of the Company, incorporated by reference to Exhibit 4.45 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed January 22, 1999 (No. 333-68949).

3.01.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 18, 2000, incorporated by reference to Exhibit 3.01.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-9924).

3.01.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 17, 2001, incorporated by reference to Exhibit 3.01.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 1-9924).

3.01.5	Certificate of Designation of 6.767% Cumulative Preferred Stock, Series YYY, of the Company, incorporated by reference to Exhibit 3.01.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-9924) (the “Company’s 2001 10-K”).

3.01.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 18, 2006, incorporated by reference to Exhibit 3.01.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (File No. 1-9924).

3.01.7	Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series A, of the Company, incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).

3.01.8	Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series B, of the Company, incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).

3.01.9	Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series C, of the Company, incorporated by reference to Exhibit 3.03 to the Company’s Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).

3.01.10	Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series D, of the Company, incorporated by reference to Exhibit 3.04 to the Company’s Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).

3.01.11	Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series J, of the Company, incorporated by reference to Exhibit 3.05 to the Company’s Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).

3.01.12	Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series K, of the Company, incorporated by reference to Exhibit 3.06 to the Company’s Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).

3.01.13	Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series L1, of the Company, incorporated by reference to Exhibit 3.07 to the Company’s Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).

3.01.14	Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series N, of the Company, incorporated by reference to Exhibit 3.08 to the Company’s Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).

3.01.15	Certificate of Designation of 6.5% Non-Cumulative Convertible Preferred Stock, Series T, of the Company, incorporated by reference to Exhibit 3.09 to the Company’s Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).

3.01.16	Certificate of Designation of 8.125% Non-Cumulative Preferred Stock, Series AA, of the Company, incorporated by reference to Exhibit 3.10 to the Company’s Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).

3.02	By-Laws of the Company, as amended, effective October 16, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 19, 2007 (File No. 1-9924).

10.01.1*	Travelers Group 1996 Stock Incentive Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File
No. 1-9924) (the “Company’s September 30, 1997 10-Q”).

10.01.2*	Amendment to Travelers Group 1996 Stock Incentive Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.03.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the “Company’s 1999 10-K”).

10.02.1*	Travelers Group Inc. Retirement Benefit Equalization Plan (as amended and restated as of January 2, 1996) (the “Travelers Retirement Plan”), incorporated by reference to Exhibit 10.04 to the Company’s Annual Report on
Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-9924) (the “Company’s 1998 10-K”).

10.02.2*	Amendment to the Travelers Retirement Plan, included as part of the Action of the Senior Human Resources Officer dated January 3, 2002, incorporated by reference to Exhibit 10.04.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-9924) (the “Company’s 2005 10-K”).

10.03*	Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (as of September 21, 2004), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 (File No. 1-9924).

10.04.1*	Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (pursuant to the Amended and Restated Compensation Plan for Non-Employee Directors), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2005 (File No. 1-9924).

10.04.2*	Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (effective November 1, 2006), incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (File No. 1-9924) (the “Company’s September 30, 2006 10-Q”).

10.05.1*	Supplemental Retirement Plan of the Company, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-9924).

10.05.2*	Amendment to the Company’s Supplemental Retirement Plan, incorporated by reference to Exhibit 10.06.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-9924).

10.06*	Citigroup 1999 Executive Performance Plan (effective January 1, 1999), incorporated by reference to Annex B to the Company’s Proxy Statement dated March 8, 1999 (File No. 1-9924).

10.07.1*	Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.02 to the Company’s September 30, 1997 10-Q.

10.07.2*	Amendment to the Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.08.2 to the Company’s 1999 10-K.

10.08*	The Travelers Inc. Deferred Compensation and Partnership Participation Plan, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1994 (File
No. 1-9924).

10.09*	The Travelers Insurance Deferred Compensation Plan (formerly The Travelers Corporation TESIP Restoration and Non-Qualified Savings Plan) (as amended through December 10, 1998), incorporated by reference to Exhibit 10.10 to the Company’s 1998 10-K.

10.10*	The Travelers Corporation Directors’ Deferred Compensation Plan (as amended November 7, 1986), incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of The Travelers Corporation for the fiscal year ended December 31, 1986 (File No. 1-5799).

10.11	Citigroup Employee Incentive Plan, amended and restated as of April 17, 2001, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-9924) (the “Company’s 2002 10-K”).

10.12	Citigroup 2000 Stock Purchase Plan (effective May 1, 2000), amended and restated as of February 28, 2003, incorporated by reference to Exhibit 10.14 to the Company’s 2002 10-K.

10.13*	1994 Citicorp Annual Incentive Plan for Selected Executive Officers, incorporated by reference to Exhibit 10 to Citicorp’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994 (File No. 1-5378).

10.14.1*	Citicorp 1997 Stock Incentive Plan, incorporated by reference to Citicorp’s 1997 Proxy Statement filed February 26, 1997 (File No. 1-5378).

10.14.2*	Amendment to the Citicorp 1997 Stock Incentive Plan, incorporated by reference to Exhibit 10.19.2 to the Company’s 1999 10-K.

10.15.1*	Supplemental Executive Retirement Plan of Citicorp and Affiliates (as amended and restated effective January 1, 1998), incorporated by reference to Exhibit 10.20.1 to the Company’s 1999 10-K.

10.15.2*	First Amendment to the Supplemental Executive Retirement Plan of Citicorp and Affiliates (as amended and restated effective January 1, 1998), incorporated by reference to Exhibit 10.20.2 to the Company’s 1999 10-K.

10.16.1*	Supplemental ERISA Compensation Plan of Citibank, N.A. and Affiliates, as amended and restated (the “Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.(G) to Citicorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5378).

10.16.2*	Amendment to the Citibank Supplemental ERISA Plan (the “Amended Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.21.2 to the Company’s 1999 10-K.

10.16.3*	Amendment to the Amended Citibank Supplemental ERISA Plan, included as part of, and incorporated by reference to, Exhibit 10.04.1 to the Company’s 2005 10-K.

10.17*	Supplemental ERISA Excess Plan of Citibank, N.A. and Affiliates, as amended and restated, incorporated by reference to Exhibit 10.(H) to Citicorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5378).

10.18.1*	Citicorp Directors’ Deferred Compensation Plan, Restated May 1, 1988, incorporated by reference to Exhibit 10.23 to the Company’s 1998 10-K.

10.18.2*	Amendment to the Citicorp Directors’ Deferred Compensation Plan (effective as of December 31, 2001), incorporated by reference to Exhibit 10.22.2 to the Company’s 2001 10-K.

10.19.1*	Letter Agreement, dated as of October 26, 1999 (the “1999 Letter Agreement”), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.24 to the Company’s 1999 10-K.

10.19.2*	Amendment to the 1999 Letter Agreement, dated as of February 6, 2002 (the “2002 Letter Agreement”), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.23.2 to the Company’s 2001 10-K.

10.19.3*	Amendment to the 2002 Letter Agreement, dated as of February 10, 2003 (the “2003 Letter Agreement”), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.23.3 to the Company’s 2002 10-K.

10.19.4*	Amendment to the 2003 Letter Agreement, dated as of March 10, 2004 (the “2004 Letter Agreement”), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on
Form 10-Q for the fiscal quarter ended March 31, 2004 (File No. 1-9924).

10.19.5*	Amendment to the 2004 Letter Agreement, dated as of January 18, 2005 (the “January 2005 Letter Agreement”), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2005 (File No. 1-9924).

10.19.6*	Amendment to the January 2005 Letter Agreement, dated as of March 14, 2005 (the “March 2005 Letter Agreement”), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2005 (File No. 1-9924).

10.19.7*	Amendment to the March 2005 Letter Agreement, dated as of December 19, 2005 (the “December 2005 Letter Agreement”), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.22.7 to the Company’s 2005 10-K.

10.19.8*	Amendment to the December 2005 Letter Agreement, dated as of March 22, 2006 (the “March 2006 Letter Agreement”), between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (File No. 1-9924) (the “Company’s March 31, 2006 10-Q”).

10.19.9*	Aircraft Time Sharing Agreement, dated August 10, 2006, between Citiflight, Inc. and Robert E. Rubin, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2006 (File No. 1-9924).

10.19.10*	Amendment to the March 2006 Letter Agreement, dated as of December 26, 2006, between the Company and Robert E. Rubin, incorporated by reference to Exhibit 10.20.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File 1-9924).

10.19.11*	Trust Agreement under Robert E. Rubin Employment Arrangement, dated February 2, 2000 (the “February 2000 Trust Agreement”), between the Company and The Northern Trust Company, incorporated by reference to Exhibit 10.20.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File 1-9924).

10.19.12*	First Amendment to the February 2000 Trust Agreement, dated as of December 26, 2006, between the Company and The Northern Trust Company, incorporated by reference to Exhibit 10.20.12 to the Company’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2006 (File 1-9924).

10.19.13*+	Second Amendment to the February 2000 Trust Agreement, dated as of December 31, 2007, between the Company and The Northern Trust Company.

10.20*	Letter Agreement, dated October 30, 2002, between the Company and Sallie Krawcheck, incorporated by reference to Exhibit 10.28 to the Company’s 2002 10-K.

10.21*	Citigroup 1999 Stock Incentive Plan (as amended and restated effective April 19, 2005), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2005 (File No. 1-9924).

10.22*	Form of Citigroup Directors’ Stock Option Grant Notification, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-9924).

10.23	Lease, dated as of September 25, 2002, between BP 399 Park Avenue LLC (as Landlord) and Citigroup Inc. (as Tenant), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 1-9924).

10.24*	Primerica Retirement Benefit Equalization Plan, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-9924).

10.25.1*	Form of Citigroup Equity Award Agreement, incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 1-9924) (the “Company’s September 30, 2004 10-Q”).

10.25.2*	Form of Citigroup Equity Award Agreement (revised), incorporated by reference to Exhibit 10.28.1 to the Company’s 2005 10-K.

10.25.3*	Form of Citigroup Equity Award Agreement (effective November 1, 2006), incorporated by reference to Exhibit 10.04 to the Company’s September 30, 2006 10-Q.

10.26.1*	Form of Reload Option Grant Notification, incorporated by reference to Exhibit 10.03 to the Company’s September 30, 2004 10-Q.

10.26.2*	Form of Citigroup Reload Stock Option Grant Notification (effective November 1, 2006), incorporated by reference to Exhibit 10.03 to the Company’s September 30, 2006 10-Q.

10.27	Acquisition Agreement, dated as of January 31, 2005, by and between the Company and MetLife, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2005 (File No. 1-9924).

10.28	Transaction Agreement, dated as of June 23, 2005, by and between the Company and Legg Mason, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2005 (File No. 1-9924).

10.29	Global Distribution Agreement, dated as of June 23, 2005, by and between the Company and Legg Mason, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2005 (File
No. 1-9924).

10.30*	Letter, dated as of May 1, 2006, to Roberto Hernandez Ramirez, incorporated by reference to Exhibit 10.02 to the Company’s March 31, 2006 10-Q.

10.31*	Citigroup Management Committee Termination Notice and Non-Solicitation Policy, effective October 2, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2006 (File
No. 1-9924).

10.32*	Agreement, dated August 3, 2004, between the Company and Stephen Volk, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-9924).

10.33*	Letter Agreement, dated as of February 23, 2007, between the Company and Gary Crittenden, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 (File No. 1-9924).

10.34*	Form of Citigroup Inc. Management Committee Long-Term Incentive Program Award Agreement (effective July 17, 2007), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 1-9924).

10.35*	Citigroup Inc. Non-Employee Directors Compensation Plan (effective as of January 1, 2008), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 1-9924) (the “Company’s September 30, 2007 10-Q”).

10.36*	Form of Citigroup Equity Award Agreement (effective November 1, 2007), incorporated by reference to Exhibit 10.02 to the Company’s September 30, 2007 10-Q.

10.37*	Form of Citigroup Reload Stock Option Grant Notification (effective November 1, 2007), incorporated by reference to Exhibit 10.03 to the Company’s September 30, 2007 10-Q.

10.38*	Letter Agreement, dated as of June 14, 2005, between the Company and Lewis B. Kaden, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2005 (File No. 1-9924).

10.39*+	Deferred Cash Retention Award Plan (effective as of January 1, 2008).

10.40.1+	Lease, dated as of May 12, 2005, between Reckson Court Square, LLC (Landlord) and Citibank, N.A. (Tenant); Premises: One Court Square, 25-01 Jackson Avenue, Long Island City, New York 11120.

10.40.2+	First Amendment to Lease, dated as of August 3, 2005, between Reckson Court Square, LLC (Landlord) and Citibank, N.A. (Tenant); Premises: One Court Square, Long Island City, Queens County, New York.

10.41+	Lease, dated as of December 18, 2007, between 388 Realty Owner LLC (Landlord) and Citigroup Global Markets Inc. (Tenant); Premises: 388 Greenwich Street, New York, New York 10013.

10.42+	Lease, dated as of December 18, 2007, between 388 Realty Owner LLC (Landlord) and Citigroup Global Markets Inc. (Tenant); Premises: 390 Greenwich Street, New York, New York 10013.

10.43*+	Aircraft Time Sharing Agreement, dated December 12, 2007, between Citiflight, Inc. and Vikram Pandit.

10.44*+	Aircraft Time Sharing Agreement, dated November 7, 2007, between Citiflight, Inc. and Sir Winfried FW Bischoff.

12.01+	Calculation of Ratio of Income to Fixed Charges.

12.02+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

21.01+	Subsidiaries of the Company.

23.01+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.01+	Powers of Attorney.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	Residual Value Obligation Certificate.

99.02+	List of Securities Registered Pursuant to Section 12(b) and Section 12(g) of the Securities Exchange Act of 1934.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2007 Annual Report on Form 10-K) to security holders who make written request therefor to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043.

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

+ Filed herewith.