Form 10-Q
period 2008-03-31
CITIGROUP INC
filed 2008-05-02
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common stock outstanding as of March 31, 2008: 5,249,833,103

Available on the Web at www.citigroup.com

Citigroup Inc.

Part I—Financial Information

		Page No.
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)—Three Months Ended March 31, 2008 and 2007	60
	Consolidated Balance Sheet—March 31, 2008 (Unaudited) and December 31, 2007	61
	Consolidated Statement of Changes in Stockholders' Equity (Unaudited)—Three Months Ended March 31, 2008 and 2007	62
	Consolidated Statement of Cash Flows (Unaudited)—Three Months Ended March 31, 2008 and 2007	63
	Consolidated Balance Sheet—Citibank, N.A. and Subsidiaries March 31, 2008 (Unaudited) and December 31, 2007	64
	Notes to Consolidated Financial Statements (Unaudited)	65
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5 - 58
	Summary of Selected Financial Data	4
	First Quarter of 2008 Management Summary	5
	Events in 2008	6
	Segment, Product and Regional Net Income and Net Revenues	8 - 11
	Managing Global Risk	20
	Interest Revenue/Expense and Yields	33
	Capital Resources and Liquidity	38
	Off-Balance Sheet Arrangements	44
	Forward-Looking Statements	58
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26 - 31
		91 - 94
Item 4.	Controls and Procedures	58
Part II—Other Information
Item 1.	Legal Proceedings	119
Item 1A.	Risk Factors	121
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	121
Item 4.	Submission of Matters to a Vote of Security Holders	122
Item 6.	Exhibits	123
Signatures		124
Exhibit Index		125

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

        This quarterly report on Form 10-Q should be read in conjunction with Citigroup's 2007 Annual Report on Form 10-K. Additional financial, statistical, and business-related information, as well as business and segment trends, is included in a Financial Supplement that was filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on Apri1 18, 2008.

        The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043, telephone number 212 559 1000. Additional information about Citigroup is available on the Company's Web site at www.citigroup.com. Citigroup's annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to these reports are available free of charge through the Company's Web site by clicking on the "Investor Relations" page and selecting "All SEC Filings." The Securities and Exchange Commission (SEC) Web site contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

        Citigroup was managed along the following segment and product lines through the first quarter of 2008:

The following are the six regions in which Citigroup operates. The regional results are fully reflected in the product results.

(1)
Disclosure includes Canada and Puerto Rico.

CITIGROUP INC. AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL DATA

	Three Months Ended March 31,
In millions of dollars, except per share amounts			% Change
	2008	2007
Net interest revenue	$13,473	$10,612	27%
Non-interest revenue	(254)	14,847	NM

Revenues, net of interest expense	$13,219	$25,459	(48)%
Operating expenses	16,216	15,571	4
Provisions for credit losses and for benefits and claims	6,026	2,967	NM

Income (loss) before taxes and minority interest	$(9,023)	$6,921	NM
Income taxes (benefits)	(3,891)	1,862	NM
Minority interest, net of taxes	(21)	47	NM

Net Income (loss)	$(5,111)	$5,012	NM

Earnings per share
Basic	$(1.02)	$1.02	NM
Diluted(1)	(1.02)	1.01	NM
Dividends declared per common share	0.32	0.54	(41)%

At March 31:
Total assets	$2,199,848	$2,020,966	9%
Total deposits	831,208	738,521	13
Long-term debt	424,959	310,768	37
Mandatorily redeemable securities of subsidiary trusts	23,959	9,440	NM
Common stockholders' equity	108,835	121,083	(10)
Total stockholders' equity	128,219	122,083	5

Ratios:
Return on common stockholders' equity(2)	(18.6)%	17.1%

Tier 1 Capital	7.74%	8.26%
Total Capital	11.22%	11.48
Leverage(3)	4.39%	4.84

Common Stockholders' equity to assets	4.95%	5.99%
Dividend payout ratio(4)	N/A	53.5
Ratio of earnings to fixed charges and preferred stock dividends	0.45x	1.39x

(1)
Due to the net loss in the first quarter of 2008, basic shares were used to calculate diluted earnings per share. Adding diluted securities to the denominator would result in anti-dilution.

(2)
The return on average common stockholders' equity is calculated using net income (loss) minus preferred stock dividends.

(3)
Tier 1 Capital divided by adjusted average assets.

(4)
Dividends declared per common share as a percentage of net income per diluted share. For the first quarter of 2008, the dividend payout ratio was not calculable due to the net loss.

NM
Not meaningful

        Certain statements in this Form 10-Q, including, but not limited to, statements made in "Management's Discussion and Analysis," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those included in these statements due to a variety of factors including, but not limited to, those described in Citigroup's 2007 Annual Report on Form 10-K under "Risk Factors" beginning on page 38.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FIRST QUARTER OF 2008 MANAGEMENT SUMMARY

        Citigroup reported a $5.1 billion net loss ($1.02 per share) for the first quarter of 2008. The first quarter results were driven by two main factors: write-downs and losses related to the continued disruption in the fixed income markets and higher U.S. consumer credit costs. Results also include a $661 million pretax gain on the sale of Redecard shares and a $633 million increase to pretax earnings for Visa-related items.

        Revenues were $13.2 billion, down 48% from a year ago, primarily as a result of a $13.4 billion decrease in CMB revenues, including $6.0 billion in write-downs and credit costs on subprime-related direct exposures, write-downs of $3.1 billion (net of underwriting fees) on funded and unfunded highly leveraged financing commitments, a downward credit value adjustment of $1.5 billion related to exposure to monoline insurers, and write-downs of $1.5 billion on auction rate securities inventory and $1.0 billion on Alt-A mortgage securities.

        International Consumer revenues were up 33% and International Global Wealth Management (GWM) revenues more than doubled, reflecting double-digit organic growth and results from Nikko Cordial. U.S. Consumer revenues were up 3% from the prior year, while Alternative Investments recorded negative revenues of $358 million. Transaction Services had another record quarter, with revenues up 42%.

        Customer volume growth was strong, with average loans up 17%, average deposits up 16%, and average interest-earning assets up 10%. International Cards purchase sales were up 41%, while U.S. Cards sales were up 4%. In GWM, client assets under fee-based management were up 15%.

        Net interest revenue increased 27% from last year, reflecting volume increases across most products. Net interest margin (NIM) in the first quarter of 2008 was 2.83%, up 36 basis points from the first quarter of 2007, reflecting significantly lower cost of funding, partially offset by a decrease in asset yields related to the decrease in the fed funds rate. (See discussion of NIM on page 33).

        Operating expenses increased 4% from the first quarter of 2007 (foreign exchange translation accounted for 3%). The major components of the change are $622 million in repositioning charges related to our re-engineering plan, a $250 million reserve related to an offer to facilitate GWM clients' liquidation from a specific Citi-managed fund, a $202 million write-down on the multi-strategy hedge fund intangible asset related to Old Lane and the impact of acquisitions. Partially offsetting these items were the $166 million Visa-related litigation reserve release and a $282 million benefit resulting from a legal vehicle restructuring in our Mexico business. The first quarter of 2007 included a $1.4 billion restructuring charge related to our Structural Expense Initiatives review. Expenses were down 2% from the fourth quarter of 2007.

        During the first quarter of 2008, the Company recorded a net build of $1.9 billion to its credit reserves. The build consisted of $1.8 billion in Global Consumer ($1.4 billion in U.S. Consumer and $424 million in International Consumer) and $148 million in Markets & Banking. The Global Consumer loss rate was 2.50%, an 81 basis-point increase from the first quarter of 2007. Corporate cash-basis loans increased $1.5 billion from year-ago levels.

        The effective tax rate (benefit) of (43)% in the first quarter of 2008 primarily resulted from the pretax losses in the Company's S&B business taxed in the U.S. (the U.S. is a higher tax jurisdiction). In addition, the tax benefits of permanent differences, including the tax benefit for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested, favorably affected the Company's effective tax rate.

        Our stockholders' equity and trust preferred securities were $152.2 billion at March 31, 2008, reflecting preferred stock issuances of $19.4 billion during the quarter. We distributed $1.7 billion in common dividends to shareholders during the quarter. Citigroup maintained its "well-capitalized" position with a Tier 1 Capital Ratio of 7.74% at March 31, 2008.

        We raised an additional $6.0 billion of capital through a preferred stock issuance on April 28, 2008 and sold approximately $4.9 billion of common stock (scheduled to close on May 5, 2008), which includes the over-allotment option that was exercised on May 1, 2008. On a pro forma basis, taking into account the issuances of this preferred and common stock, the Company's March 31, 2008 Tier 1 Capital ratio would have been approximately 8.7%.

        On March 31, 2008, we announced a comprehensive reorganization of Citigroup's organizational structure to achieve greater client focus and connectivity, global product excellence, and clear accountability. The new organizational structure will allow us to focus resources towards growth in emerging and developed markets and improve efficiencies throughout the Company.

EVENTS IN 2008

Write-Downs on Subprime-Related Direct Exposures

        During the first quarter of 2008, the Company's S&B business recorded unrealized losses of $6.0 billion pretax, net of hedges, on its subprime-related direct exposures.

        The Company's remaining $29.1 billion in U.S. subprime net direct exposure in S&B at March 31, 2008 consisted of (a) approximately $22.7 billion of net exposures to the super senior tranches of collateralized debt obligations, which are collateralized by asset-backed securities, derivatives on asset-backed securities or both and (b) approximately $6.4 billion of subprime-related exposures in its lending and structuring business. See "Exposure to U.S. Residential Real Estate" on page 22 for a further discussion of such exposures and the associated losses recorded during the first quarter of 2008.

Write-Downs on Highly Leveraged Loans and Financing Commitments

        Due to the continued dislocation of the credit markets and the reduced market interest in higher risk/higher yield instruments that began during the second half of 2007, liquidity in the market for highly leveraged financings has declined significantly.

        Citigroup's exposure to highly leveraged financings totaled $38 billion at March 31, 2008 ($21 billion in funded and $17 billion in unfunded commitments). This compares to total exposure of $43 billion ($22 billion in funded and $21 billion in unfunded commitments) at December 31, 2007. During the first quarter of 2008, the Company recorded a $3.1 billion pretax write-down on these exposures, net of underwriting fees.

        Since March 31, 2008, the Company transferred approximately $12 billion of loans to third parties, of which $8.5 billion relates to the highly leveraged loans and commitments. This structure allows Citigroup to lock in the sales proceeds and significantly reduces further downside price risk associated with these commitments. See "Highly Leveraged Financing Commitments" on page 56 for further discussion.

Write-Downs on Monoline Insurers

        During the first quarter of 2008, Citigroup recorded pretax write-downs on credit market value adjustments (CMVA) of $1.5 billion on its exposure to monoline insurers. The CMVA is calculated by applying the counterparty's current credit spread to the expected exposure on the trade. The majority of those receivables relate to hedges on super senior positions that were executed with various monoline insurance companies. During the quarter, credit spreads on monoline insurers continued to widen and expected exposures increased. See "Direct Exposure to Monolines" on page 24 for a further discussion.

Write-downs on Auction Rate Securities

        As of March 31, 2008 the Company reported $6.5 billion of auction rate securities classified as Trading assets. During the first quarter of 2008, S&B recorded $1.5 billion of pretax write-downs on auction rate securities, primarily due to failed auctions as liquidity diminished because of deterioration in the credit markets.

Write-downs on Alt-A Mortgage Securities in S&B

        During the first quarter of 2008, Citigroup recorded pretax losses of approximately $1.0 billion, net of hedges, on Alt-A mortgage securities held in S&B. For these purposes, Alt-A mortgage securities are non-agency residential mortgage-backed securities (RMBS) where: (1) the underlying collateral has weighted average FICO scores between 680 and 720 or, (2) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral comprised of full documentation loans.

        The Company had $18 billion in Alt-A mortgage securities carried at fair value at March 31, 2008 in S&B, which decreased from $22 billion at December 31, 2007. Of the $18 billion, $4.7 billion was classified as Trading assets, on which $900 million of fair value write-downs, net of hedging, were recorded in earnings, and $13.6 billion were classified as available-for-sale investments, on which $120 million of write-downs were recorded in earnings due to other than temporary impairments. In addition, $2.0 billion of pretax fair value write-downs were recorded in Accumulated Other Comprehensive Income (OCI).

Write-Downs on Commercial Real Estate Exposures

        S&B's commercial real estate exposure can be split into three categories: assets held at fair value, loans and commitments, and equity and other investments. For the assets held at fair value, (which includes a $2 billion portfolio of available-for-sale securities), Citigroup recorded a $600 million of fair value write-downs, net of hedges, during the first quarter of 2008. See page 24 for a discussion of Citigroup's exposure to commercial real estate.

Credit Reserves

        During the first quarter of 2008, the Company recorded a net build of $1.9 billion to its credit reserves. The build consisted of $1.8 billion in Global Consumer ($1.4 billion in U.S. Consumer and $424 million in International Consumer) and $148 million in Markets & Banking.

        The $1.4 billion build in U.S. Consumer primarily reflected a weakening of leading credit indicators, including higher delinquencies on first and second mortgages, unsecured personal loans, credit cards and auto loans. Reserves also increased due to trends in the U.S. macro-economic environment, including the housing market downturn and rising unemployment rates, as well as portfolio growth.

        The $424 million build in International Consumer was primarily driven by Mexico and India cards and India consumer finance, as well as by acquisitions and portfolio growth.

        The build of $148 million in Markets & Banking primarily reflected an increase for specific counterparties.

Visa Restructuring and Litigation Matters

        During the first quarter of 2008, Citigroup recorded a $633 million increase to pretax income resulting from events surrounding Visa. These events include (1) a $359 million gain on the redemption of Visa shares primarily recorded in U.S. Consumer; (2) a $108 million gain from an adjustment of the regional share allocation related to the fourth quarter 2007 Visa reorganization primarily recorded in International Consumer; and (3) a $166 million reduction of litigation reserves that were originally booked in the fourth quarter of 2007 primarily in U.S. Consumer.

Repositioning Charges

        In the first quarter of 2008, Citigroup recorded repositioning charges of $622 million related to Citigroup's ongoing reengineering plan, which will result in certain branch closings and headcount reductions of approximately 9,000 employees.

Sale of Redecard Shares

        In the first quarter of 2008, Citigroup sold approximately 46.8 million Redecard shares, which decreased Citigroup's ownership in Redecard from approximately 23.9% to approximately 17%. An after-tax gain of $426 million ($661 million pretax) was recorded in the International Cards business.

Support of Structured Investment Vehicles (SIVs)

        On December 13, 2007, the Company announced a commitment to provide support facilities to its Citi-advised Structured Investment Vehicles (SIVs) for the purpose of resolving the uncertainty regarding the SIVs' senior debt ratings. As a result of this commitment, the Company consolidated the SIVs' assets and liabilities onto Citigroup's Consolidated Balance Sheet.

        On February 12, 2008, the Company finalized the terms of these support facilities, which take the form of a commitment to provide $3.5 billion of mezzanine capital to the SIVs. During March 2008, five of the six facilities were drawn in the aggregate amount of $3.4 billion.

        For the first quarter of 2008, the Company recorded pretax trading account losses of $212 million related to these consolidated SIVs. See page 54 for further discussion.

Banamex Legal Vehicle Reorganization

        During the first quarter of 2008, Banamex completed a legal vehicle reorganization. As a result, Citigroup recognized an operating expense reduction of $282 million, primarily in International Consumer.

Citi-Managed Fund Reserve

        In the first quarter of 2008, GWM offered to facilitate the liquidation of its clients' investments in the Falcon multi-strategy fixed income funds (Falcon Funds) that have been negatively affected by recent market stress in certain fixed income assets. As a result, GWM recorded a $250 million reserve to cover the estimated cost of these arrangements.

Write-down of Intangible Asset Related to Old Lane

        As a result of the Old Lane hedge fund notifying its investors that they will have the opportunity to redeem their investments, without restriction, effective July 31, 2008, CAI recorded a pretax write-down of $202 million during the first quarter of 2008 of intangible assets related to this multi-strategy hedge fund. In April 2008, substantially all unaffiliated investors had notified Old Lane of their intention to redeem their investments. See note 10 on page 74 for additional information.

Issuance of Preferred Stock

        During the first quarter of 2008, the Company enhanced its capital base by issuing $12.5 billion of 7% convertible preferred stock in a private offering, and $3.2 billion of 6.5% convertible preferred stock in public offerings, and $3.715 billion of 8.125% of non-convertible preferred stock in public offerings. See Note 12 on page 78 for further information.

Nikko Cordial

        Citigroup began consolidating Nikko Cordial's financial results and the related minority interest on May 9, 2007, when Nikko Cordial became a 61%-owned subsidiary. Citigroup later, in 2007, increased its ownership stake in Nikko Cordial to approximately 68%. Nikko Cordial results are included within Citigroup's Securities and Banking, Smith Barney and International Consumer businesses.

        On January 29, 2008, Citigroup acquired the remaining Nikko Cordial shares outstanding by issuing 175 million Citigroup common shares (approximately $4.4 billion based on the exchange terms) in a public transaction in exchange for those Nikko Cordial shares.

Acquisition of Banco de Chile's US Branches

        In 2007, Citigroup and Quiñenco entered into a definitive agreement to establish a strategic partnership that combines Citigroup operations in Chile with Banco de Chile's local banking franchise to create a banking and financial services institution with approximately 20% market share of the Chilean banking industry. The transaction closed on January 1, 2008.

        Under the agreement, Citigroup contributed Citigroup's Chilean operations and other assets, and acquired an approximate 32.96% stake in LQIF, a wholly owned subsidiary of Quiñenco that controls Banco de Chile, and is accounted for under the equity method of accounting. As part of the overall transaction, Citigroup also acquired the U.S. branches of Banco de Chile for approximately $130 million. Citigroup has entered into an agreement to acquire an additional 17.04% stake in LQIF for approximately $1 billion within three years. The new partnership calls for active participation by Citigroup in the management of Banco de Chile including board representation at both LQIF and Banco de Chile.

Sale of CitiCapital

        On April 17, 2008, Citigroup signed an agreement to sell CitiCapital, the equipment finance unit in North America. The sale consists of net assets of approximately $13 billion and will result in an after-tax loss of approximately $325 million, subject to closing adjustments. The loss will be recorded in the second quarter of 2008 and the sale is expected to close in the third quarter of 2008.

Sale of Citi Street

        On May 2, 2008, Citigroup and State Street Corporation announced that they have entered into a definitive agreement to sell CitiStreet, a benefits servicing business, to ING Group in an all-cash transaction valued at $900 million. CitiStreet is a joint venture formed in 2000, which is owned 50 percent each by Citi and State Street. The acquisition is expected to close, pending customary closing conditions, by the end of the third quarter of 2008. The sale will result in an after-tax gain of approximately $200 million to Citigroup, subject to closing adjustments, which will be recorded at the time of closing.

SEGMENT, PRODUCT AND REGIONAL—NET INCOME AND REVENUE

        The following tables show the net income (loss) and revenues for Citigroup's businesses on a segment and product view and on a regional view:

Citigroup Net Income—Segment and Product View

	First Quarter
In millions of dollars			% Change
	2008	2007(1)
Global Consumer
U.S. Cards	$595	$897	(34)%
U.S. Retail Distribution	101	388	(74)
U.S. Consumer Lending	(476)	359	NM
U.S. Commercial Business	59	81	(27)

Total U.S. Consumer(2)	$279	$1,725	(84)%

International Cards	$703	$388	81%
International Consumer Finance	(168)	25	NM
International Retail Banking	728	540	35

Total International Consumer	$1,263	$953	33%

Other	$(108)	$(85)	(27)%

Total Global Consumer	$1,434	$2,593	(45)%

Markets & Banking
Securities and Banking	$(6,401)	$2,211	NM
Transaction Services	732	449	63%
Other	(2)	1	NM

Total Markets & Banking	$(5,671)	$2,661	NM

Global Wealth Management
Smith Barney	$142	$324	(56)%
Private Bank	157	124	27

Total Global Wealth Management	$299	$448	(33)%

Alternative Investments	$(509)	222	NM
Corporate/Other(3)	(664)	(912)	27%

Total Net Income (Loss)	$(5,111)	$5,012	NM

(1)
Reclassified to conform to the current period's presentation.

(2)
U.S. disclosure includes Canada and Puerto Rico.

(3)
The 2007 first quarter includes a $1,377 million ($871 million after-tax) Restructuring charge related to the Company's Structural Expense Initiatives project announced on April 11, 2007.

NM
Not meaningful

Citigroup Net Income—Regional View

	First Quarter
In millions of dollars			% Change
	2008	2007
U.S.(1)
Global Consumer	$171	$1,640	(90)%
Markets & Banking	(5,444)	1,039	NM
Global Wealth Management	163	361	(55)

Total U.S.	$(5,110)	$3,040	NM

Mexico
Global Consumer	$340	$372	(9)%
Markets & Banking	101	114	(11)
Global Wealth Management	12	12	—

Total Mexico	$453	$498	(9)%

EMEA
Global Consumer	$66	$83	(20)%
Markets & Banking	(1,142)	694	NM
Global Wealth Management	26	7	NM

Total EMEA	$(1,050)	$784	NM

Japan
Global Consumer	$(8)	$45	NM
Markets & Banking	(145)	35	NM
Global Wealth Management	27	—	—

Total Japan	$(126)	$80	NM

Asia (Excluding Japan)
Global Consumer	$370	$383	(3)%
Markets & Banking	725	561	29
Global Wealth Management	56	65	(14)

Total Asia	$1,151	$1,009	14%

Latin America
Global Consumer	$495	$70	NM
Markets & Banking	234	218	7%
Global Wealth Management	15	3	NM

Total Latin America	$744	$291	NM

Alternative Investments	$(509)	$222	NM
Corporate/Other	(664)	(912)	27%

Total Net Income (Loss)	$(5,111)	$5,012	NM

Total International	$1,172	$2,662	(56)%

(1)
Excludes Alternative Investments and Corporate/Other, which are predominantly related to the U.S. The U.S. regional disclosure includes Canada and Puerto Rico. Global Consumer for the U.S. includes Other Consumer.

(2)
The 2007 first quarter includes a $1,377 million ($871 million after-tax) restructuring charge related to the Company's Structural Expense Initiatives project announced on April 11, 2007.

NM
Not meaningful

Citigroup Revenues—Segment and Product View

	First Quarter
In millions of dollars			% Change
	2008	2007(1)
Global Consumer
U.S. Cards	$3,217	$3,294	(2)%
U.S. Retail Distribution	2,656	2,426	9
U.S. Consumer Lending	1,710	1,551	10
U.S. Commercial Business	422	474	(11)

Total U.S. Consumer(2)	$8,005	$7,745	3%

International Cards	$3,053	$1,739	76%
International Consumer Finance	809	890	(9)
International Retail Banking	3,325	2,759	21

Total International Consumer	$7,187	$5,388	33%

Other	$15	$4	NM

Total Global Consumer	$15,207	$13,137	16%

Markets & Banking
Securities and Banking	$(6,823)	$7,277	NM
Transaction Services	2,347	1,650	42%
Other	—	(1)	100

Total Markets & Banking	$(4,476)	$8,926	NM

Global Wealth Management
Smith Barney	$2,643	$2,246	18%
Private Bank	631	572	10

Total Global Wealth Management	$3,274	$2,818	16%

Alternative Investments	$(358)	$562	NM
Corporate/Other	(428)	16	NM

Total Net Revenues	$13,219	$25,459	(48)%

(1)
Reclassified to conform to the current periods presentation.

(2)
U.S. disclosure includes Canada and Puerto Rico.

NM
Not meaningful

Citigroup Revenues—Regional View

	First Quarter
In millions of dollars			% Change
	2008	2007
U.S.(1)
Global Consumer	$8,020	$7,749	3%
Markets & Banking	(7,466)	3,683	NM
Global Wealth Management	2,377	2,385	—

Total U.S.	$2,931	$13,817	(79)%

Mexico
Global Consumer	$1,458	$1,377	6%
Markets & Banking	203	227	(11)
Global Wealth Management	37	36	3

Total Mexico	$1,698	$1,640	4%

EMEA
Global Consumer	$1,861	$1,446	29%
Markets & Banking	133	2,827	(95)
Global Wealth Management	170	108	57

Total EMEA	$2,164	$4,381	(51)%

Japan
Global Consumer	$640	$615	4%
Markets & Banking	202	212	(5)
Global Wealth Management	415	—	—

Total Japan	$1,257	$827	52%

Asia
Global Consumer	$1,691	$1,359	24%
Markets & Banking	1,827	1,404	30
Global Wealth Management	212	234	(9)

Total Asia	$3,730	$2,997	24%

Latin America
Global Consumer	$1,537	$591	NM
Markets & Banking	625	573	9%
Global Wealth Management	63	55	15

Total Latin America	$2,225	$1,219	83%

Alternative Investments	$(358)	$562	NM
Corporate/Other	(428)	16	NM

Total Net Revenues	$13,219	$25,459	(48)%

Total International	$11,074	$11,064	—

(1)
Excludes Alternative Investments and Corporate/Other, which are predominantly related to the U.S. The U.S. regional disclosure includes Canada and Puerto Rico. Global Consumer for the U.S. includes Other Consumer.

NM
Not meaningful

GLOBAL CONSUMER

        Citigroup's Global Consumer Group provides a wide array of banking, lending, insurance and investment services through a network of 8,441 branches, approximately 20,000 ATMs and 538 Automated Lending Machines (ALMs), the Internet, telephone and mail, and the Primerica Financial Services sales force. Global Consumer serves more than 200 million customer accounts, providing products and services to meet the financial needs of both individuals and small businesses.

	First Quarter
In millions of dollars			% Change
	2008	2007
Net interest revenue	$8,749	$7,676	14%
Non-interest revenue	6,458	5,461	18

Revenues, net of interest expense	$15,207	$13,137	16%
Operating expenses	7,515	6,744	11
Provisions for loan losses and for benefits and claims	5,756	2,695	NM

Income before taxes and minority interest	$1,936	$3,698	(48)%
Income taxes	493	1,095	(55)
Minority interest, net of taxes	9	10	(10)

Net income	$1,434	$2,593	(45)%

Average assets (in billions of dollars)	$739	$702	5%
Return on assets	0.78%	1.50%

Key Indicators—(in billions of dollars)
Average loans	$531.4	$461.8	15%
Average deposits	312.2	271.6	15
Total branches	8,441	8,140	4

NM
Not meaningful

U.S. CONSUMER

        U.S. Consumer is composed of four businesses: Cards, Retail Distribution, Consumer Lending and Commercial Business.

	First Quarter
In millions of dollars			% Change
	2008	2007
Net interest revenue	$4,353	$4,217	3%
Non-interest revenue	3,652	3,528	4

Revenues, net of interest expense	$8,005	$7,745	3%
Operating expenses	3,827	3,613	6
Provisions for loan losses and for benefits and claims	3,771	1,479	NM

Income before taxes and minority interest	$407	$2,653	(85)%
Income taxes	124	920	(87)
Minority interest, net of taxes	4	8	(50)

Net income	$279	$1,725	(84)%

Average assets (in billions of dollars)	$467	$492	(5)%
Return on assets	0.24%	1.42%

Key Indicators—(in billions of dollars)
Average loans	$367.2	$335.8	9%
Average deposits	122.6	117.4	4%
Total branches	3,569	3,488	2%

NM
Not meaningful

1Q08 vs. 1Q07

        Net Interest Revenue was 3% higher than the prior year, as growth in average loans and deposits of 9% and 4%, respectively, was partially offset by spread compression.

        Non-Interest Revenue increased 4%, primarily due to 4% growth in Cards purchase sales, a pretax gain on Visa shares of $349 million, higher gains on sales of mortgage loans, and growth in net servicing revenues in Consumer Lending. This increase was partially offset by lower securitization revenues in Cards primarily reflecting the impact of higher credit losses in the securitization trusts, as well as the absence of a prior-year $161 million pretax gain on the sale of MasterCard shares.

        Operating expense growth of 6% was primarily driven by a repositioning charge of $130 million, volume growth, higher collection costs, acquisitions, and investment spending related to the 176 new branch openings during the past twelve months (99 in CitiFinancial and 77 in Citibank). This increase was partially offset by the $159 million reduction of the Visa-related litigation reserve.

        Provisions for loan losses and for benefits and claims increased $2.3 billion, primarily reflecting a weakening of leading credit indicators, including higher delinquencies on first and second mortgages, unsecured personal loans, credit cards and auto loans. Credit costs also increased due to trends in the U.S. macro-economic environment, including the housing market downturn and rising unemployment rates, as well as portfolio growth. The net credit loss ratio increased 109 basis points to 2.39%.

INTERNATIONAL CONSUMER

        International Consumer is composed of three businesses: Cards, Consumer Finance and Retail Banking. International Consumer operates in five geographies: Mexico, Latin America, EMEA, Japan, and Asia.

	First Quarter
In millions of dollars			% Change
	2008	2007
Net interest revenue	$4,433	$3,489	27%
Non-interest revenue	2,754	1,899	45

Revenues, net of interest expense	$7,187	$5,388	33%
Operating expenses	3,521	2,976	18
Provisions for loan losses and for benefits and claims	1,985	1,216	63

Income before taxes and minority interest	$1,681	$1,196	41%
Income taxes	413	241	71
Minority interest, net of taxes	5	2	NM

Net income	$1,263	$953	33%

Revenues, net of interest expense, by region:
Mexico	$1,458	$1,377	6%
EMEA	1,861	1,446	29
Japan—Cards and Retail Banking	334	181	85
Asia	1,691	1,359	24
Latin America	1,537	591	NM

Subtotal	$6,881	$4,954	39%
Japan Consumer Finance	$306	$434	(29)

Total revenues	$7,187	$5,388	33%

Net income by region
Mexico	$340	$372	(9)%
EMEA	66	83	(20)
Japan—Cards and Retail Banking	61	36	69
Asia	370	383	(3)
Latin America	495	70	NM

Subtotal	$1,332	$944	41%
Japan Consumer Finance	(69)	9	NM

Total net income	$1,263	$953	33%

Average assets (in billions of dollars)	$260	$199	31%
Return on assets	1.95%	1.94%

Key indicators—(in billions of dollars)
Average loans	$164.2	$126.0	30%
Average deposits	189.6	154.2	23
EOP AUMs	$163.6	$138.5	18
Total branches	4,872	4,652	5

NM
Not meaningful

1Q08 vs. 1Q07

        Net Interest Revenue increased 27%, driven by 30% growth in average loans and 23% growth in average deposits, including the impact of the acquisitions of Grupo Financiero Uno, Egg, Grupo Cuscatlan, and Bank of Overseas Chinese. The impact of foreign currency translation also contributed to the increase in revenues.

        Non-Interest Revenue increased 45%, primarily due to a $663 million gain on Redecard shares and a $97 million gain on the Initial Public Offering (IPO) of Visa shares, partially offset by a gain of $107 million on the sale of MasterCard shares in the prior-year period. The increase is also driven by a 41% increase in Cards purchase sales, a 14% increase in investment AUMs, and acquisitions, (including Nikko Cordial.)

        Operating expenses increased by 18%, reflecting acquisitions, higher business volume and a repositioning charge of $106 million, partially offset by a $257 million benefit related to a legal vehicle restructuring in Mexico. The impact of foreign currency translation also contributed to the increase in expenses.

        Provisions for loan losses and for benefits and claims increased 63%, primarily driven by Mexico and India, as well as by acquisitions and portfolio growth.

        In Japan Consumer Finance, a net loss of $69 million reflected the difficult operating environment and the ongoing impact of consumer lending laws passed in the fourth quarter 2006.

MARKETS & BANKING

        Markets & Banking provides a broad range of trading, investment banking, and commercial lending products and services to companies, governments, institutions and investors in approximately 100 countries. Markets & Banking includes Securities and Banking, Transaction Services and Other.

	First Quarter
In millions of dollars			% Change
	2008	2007
Net interest revenue	$4,356	$2,462	77%
Non-interest revenue	(8,832)	6,464	NM

Revenues, net of interest expense	$(4,476)	$8,926	NM
Operating expenses	5,298	5,127	3%
Provision for credit losses	249	254	(2)

Income (loss) before taxes and minority interest	$(10,023)	$3,545	NM
Income taxes (benefits)	(4,367)	869	NM
Minority interest, net of taxes	15	15	—

Net income (loss)	$(5,671)	$2,661	NM

Revenues, net of interest expense, by region:
U.S.	$(7,466)	$3,683	NM
Mexico	203	227	(11)%
EMEA	133	2,827	(95)
Japan	202	212	(5)
Asia	1,827	1,404	30
Latin America	625	573	9

Total revenues	$(4,476)	$8,926	NM

Total revenues, net of interest expense by product:
Securities and Banking	$(6,823)	$7,277	NM
Transaction Services	2,347	1,650	42%
Other	—	(1)	100

Total revenues	$(4,476)	$8,926	NM

Net income (loss) by region:
U.S.	$(5,444)	$1,039	NM
Mexico	101	114	(11)
EMEA	(1,142)	694	NM
Japan	(145)	35	NM
Asia	725	561	29
Latin America	234	218	7

Total net income (loss)	$(5,671)	$2,661	NM

Total net income (loss) by product:
Securities and Banking	$(6,401)	$2,211	NM
Transaction Services	732	449	63%
Other	(2)	1	NM

Total net income(loss)	$(5,671)	$2,661	NM

NM
Not meaningful

1Q08 vs. 1Q07

        Revenues, net of interest expense, were negative in Securities and Banking due to substantial write-downs and losses related to the fixed income and credit markets. Included in these losses are $6.0 billion of write-downs on subprime-related direct exposure, $3.1 billion of write-downs (net of underwriting fees) on funded and unfunded highly leveraged finance commitments, $1.5 billion of downward credit market value adjustments related to exposure to monoline insurers, and $1.5 billion of write-downs on auction rate securities inventory due to failed auctions and deterioration in the credit markets. Transaction Services revenues grew a record 42%, with records in all three businesses (cash management, securities services and trade) driven by strong growth in customer liability balances and assets under custody.

        Operating expenses increased due to Transaction Services' increased business volumes and the acquisition of The Bisys Group. Expenses decreased in Securities and Banking from a decline in incentive compensation costs, partially offset by a $295 million repositioning charge.

        The provision for credit losses decreased, due primarily to the absence of a $290 million net charge to increase loan loss reserves in the prior-year period, offset by an increase in net credit losses of $123 million and a $157 million incremental charge to increase loan loss reserves for specific counterparties.

GLOBAL WEALTH MANAGEMENT

        Global Wealth Management is composed of the Smith Barney Private Client businesses (including Citigroup Wealth Advisors, Nikko Cordial, Quilter and the Citicorp Investment Services business), Citi Private Bank and Citi Investment Research.

	First Quarter
In millions of dollars			% Change
	2008	2007
Net interest revenue	$571	$529	8%
Non-interest revenue	2,703	2,289	18

Revenues, net of interest expense	$3,274	$2,818	16%
Operating expenses	2,780	2,102	32
Provision for loan losses	21	17	24

Income before taxes and minority interest	$473	$699	(32)%
Income taxes	168	251	(33)
Minority interest, net of taxes	6	—	—

Net income	$299	$448	(33)%

Revenues, net of interest expense, by region:
U.S.	$2,377	$2,385	—
Mexico	37	36	3%
EMEA	170	108	57
Japan	415	—	—
Asia	212	234	(9)
Latin America	63	55	15

Total revenues	$3,274	$2,818	16%

Net income by region:
U.S.	$163	$361	(55)%
Mexico	12	12	—
EMEA	26	7	NM
Japan	27	—	—
Asia	56	65	(14)
Latin America	15	3	NM

Total net income	$299	$448	(33)%

Key indicators: (in billions of dollars)
Total assets under fee-based management	$482	$418	15%
Total client assets(1)	1,707	1,493	14
Net client asset flows	$(1)	$6	NM
Financial advisors (FA) / bankers(1)	15,241	13,605	12
Annualized revenue per FA / banker (in thousands of dollars)	858	837	3
Average deposits and other customer liability balances	129	113	14
Average loans	64	46	39

(1)
During the second quarter of 2007, U.S. Consumer's Retail Distribution transferred approximately $47 billion of client assets, 686 Financial Advisors and 79 branches to Smith Barney related to the consolidation of Citicorp Investment Services (CIS) into Smith Barney.

NM
Not meaningful

1Q08 vs. 1Q07

        Revenues, net of interest expense, increased 16% primarily due to the impact of the Nikko Cordial acquisition, an increase in fee-based revenues reflecting the continued advisory-based strategy, an increase in Structured Lending revenue in the U.S., and an increase in international revenues driven mainly by growth in Banking and Capital Markets revenue in EMEA.

        Total client assets, including assets under fee-based management, increased $214 billion, or 14%, mainly reflecting the inclusion of client assets from Nikko Cordial. Net flows declined compared to the prior year, to ($1) billion from $6 billion. GWM had 15,241 financial advisors/bankers as of March 31, 2008, compared with 13,605 as of March 31, 2007, driven by the Nikko Cordial acquisition and the consolidation of the legacy Citicorp Investment Services business.

        Operating expenses increased 32% primarily due to the impact of acquisitions, a reserve of $250 million related to an offer of facilitating the liquidation of investments in the Falcon fund for its clients, higher variable compensation and repositioning charges.

        The provision for loan losses increased 24% to $21 million, primarily driven by higher write-offs of loans in Asia.

ALTERNATIVE INVESTMENTS

        Alternative Investments (CAI) manages capital on behalf of Citigroup, as well as for third-party institutional and high-net-worth investors. CAI is an integrated alternative investment platform that manages a wide range of products across five asset classes, including private equity, hedge funds, real estate, structured products and managed futures.

	First Quarter
In millions of dollars			% Change
	2008	2007
Net interest revenue	$(34)	$(20)	(70)%
Non-interest revenue	(324)	582	NM

Total revenues, net of interest expense	$(358)	$562	NM

Net realized and net change in unrealized gains	$(462)	$444	NM
Fees, dividends and interest	38	35	9%
Other	(46)	(43)	(7)

Total proprietary investment activities revenues	(470)	436	NM
Client revenues(1)	112	126	(11)%

Total revenues, net of interest expense	$(358)	$562	NM
Operating expenses	498	180	NM
Provision for loan losses	—	1	(100)%

Income (loss) before taxes and minority interest	$(856)	$381	NM

Income taxes	(304)	138	NM
Minority interest, net of taxes	(43)	21	NM

Net income (loss)	$(509)	$222	NM

Revenue by product:
Client(1)	$112	$126	(11)%

Private Equity	$115	$361	(68)%
Hedge Funds	(257)	47	NM
Other	(328)	28	NM

Proprietary	$(470)	436	NM

Total	$(358)	$562	NM

Key indicators: (in billions of dollars)
Capital under management:
Client	$43.4	$42.9	1%
Proprietary	10.9	10.8	1

Total	$54.3	$53.7	1%

(1)
Includes fee income.

NM
Not meaningful

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

        The Company's investment in CVC/Brazil was previously subject to a variety of unresolved matters, including the pending litigation involving some of its portfolio companies. On April 25, 2008, the Company executed settlement agreements which resolved these litigation uncertainties. The resolution of these uncertainties will facilitate the sale of certain portfolio companies. Certain sales transactions may be subject to regulatory approvals.

        The Client Portfolio is composed of single- and multi-manager hedge funds, real estate, managed futures, private equity, and a variety of leveraged fixed income products (credit structures). Products are distributed to investors directly by CAI and through GWM's Private Bank and Smith Barney platforms. Revenue includes management and performance fees earned on the portfolio.

        The remaining 8.4 million shares of Legg Mason were sold during the first quarter of 2008.

        On July 2, 2007, the Company completed the acquisition of Old Lane Partners, LP and Old Lane Partners, GP, LLC (Old Lane). Old Lane is the manager of a global, multi-strategy hedge fund and a private equity fund with total assets under management and private equity commitments of approximately $4.5 billion. In the first quarter of 2008, Old Lane notified investors in its multi-strategy hedge fund that they would have the opportunity to redeem their investments in the fund, without restriction, effective July 31, 2008. In April 2008, substantially all unaffiliated investors had notified Old Lane of their intention to redeem their investments. The Company is currently evaluating alternatives for the restructuring of the Old Lane multi-strategy hedge fund.

        On February 20, 2008, the Company entered into a $500 million credit facility with the Falcon multi-strategy fixed income funds (Falcon funds) managed by CAI. As a result of providing this facility, the Company became the primary beneficiary of the Falcon funds and consolidated the assets and liabilities in its Consolidated Balance Sheet. On March 31, 2008, the total assets of the Falcon funds were approximately $4 billion.

        On March 3, 2008, the Company made an equity investment of $661 million (under a $1 billion commitment) which provides for gain sharing with unaffiliated investors, in the Municipal Opportunity Funds (MOFs). MOFs are funds managed by Alternative Investments that make leveraged investments in tax-exempt municipal bonds and accept investments through feeder funds known as ASTA and MAT. As a result of the Company's equity commitment, the Company became the primary beneficiary of the MOFs and consolidated the assets and liabilities in its Consolidated Balance Sheet. On March 31, 2008, the total assets of the MOFs were approximately $2 billion.

1Q08 vs. 1Q07

        Revenues, net of interest expense, of $(358) million for the first quarter of 2008 decreased $920 million.

        Total proprietary investment activity revenues, of $(470) million for the first quarter of 2008 were composed of revenues from private equity of $115 million, hedge funds of $(257) million and other investment activity of $(328) million. Private equity revenue decreased $246 million from the first quarter of 2007, driven by lower gains. Hedge fund revenue decreased $304 million, largely due to lower investment performance. Other investment activities revenue decreased $356 million from the first quarter of 2007, largely due to a $212 million MTM loss in the SIVs and lower investment performance. Client revenues decreased $14 million, reflecting lower performance of fixed income-oriented products, partially offset by the inclusion of Old Lane.

        Operating expenses in the first quarter of 2008 of $498 million increased $318 million from the first quarter of 2007, primarily due to inclusion of Old Lane and the write down of $202 million of the intangible asset as a result of the offer to investors to redeem their investments in the Old Lane multi-strategy hedge fund.

        Minority interest, net of taxes, in the first quarter of 2008 of $(43) million decreased $64 million from 2007, primarily due to lower gains related to underlying investments held by consolidated majority-owned legal entities. The impact of minority interest is reflected in fees, dividends, and interest, and net realized and net change in unrealized gains/(losses) consistent with proceeds received by minority interests.

        Client capital under management of $43.4 billion at March 31, 2008 increased $0.5 billion from year-ago levels, due to the acquisition of Old Lane in 2007 and capital raised in private equity funds, offset by mark-to-market losses in fixed income-oriented products.

CORPORATE/OTHER

        Corporate/Other includes treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications reported in the business segments (intersegment eliminations), and unallocated taxes.

	First Quarter
In millions of dollars
	2008	2007
Net interest revenue	$(169)	$(35)
Non-interest revenue	(259)	51

Revenues, net of interest expense	$(428)	$16
Operating expense	125	1,418
Provision for loan losses	—	—

(Loss) before taxes and minority interest	$(553)	$(1,402)
Income taxes (benefits)	120	(491)
Minority interest, net of taxes	(9)	1

Net (loss)	$(664)	$(912)

1Q08 vs. 1Q07

        Revenues, net of interest expense, decreased primarily due to mark-to-market losses on Nikko Cordial equity holdings in the current quarter, including a $212 million write-down of Nikko Cordial's interest in an equity investment, as well as the absence of a prior-year gain on the sale of certain corporate-owned assets.

        Operating expenses, excluding the 2007 first quarter restructuring charge of $1,377 million, increased primarily due to lower intersegment eliminations, as well as higher technology and other unallocated expenses.

        Income tax benefits decreased due to a lower pretax loss in the 2008 first quarter and additional taxes held at Corporate.

MANAGING GLOBAL RISK

        Citigroup's risk management framework balances strong themed corporate oversight with well-defined independent risk management functions within each business. The Citigroup risk management framework is described in Citigroup's 2007 Annual Report on Form 10-K.

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars	1st Qtr. 2008	4th Qtr.(1) 2007	3rd Qtr.(1) 2007	2nd Qtr.(1) 2007	1st Qtr.(1) 2007
Allowance for loan losses at beginning of period	$16,117	$12,728	$10,381	$9,510	$8,940

Provision for loan losses
Consumer	$5,502	$6,539	$4,622	$2,577	$2,452
Corporate	249	883	154	(57)	254

	$5,751	$7,422	$4,776	$2,520	$2,706

Gross credit losses
Consumer
In U.S. offices	$2,357	$1,914	$1,382	$1,264	$1,290
In offices outside the U.S.	1,851	1,601	1,617	1,346	1,341
Corporate
In U.S. offices	40	596	18	22	7
In offices outside the U.S.	97	169	74	30	29

	$4,345	$4,280	$3,091	$2,662	$2,667

Credit recoveries
Consumer
In U.S. offices	$179	$168	$166	$175	$214
In offices outside the U.S.	328	341	279	343	286
Corporate
In U.S. offices	3	15	1	9	18
In offices outside the U.S.	33	55	59	80	40

	$543	$579	$505	$607	$558

Net credit losses
In U.S. offices	$2,215	$2,327	$1,233	$1,102	$1,065
In offices outside the U.S.	1,587	1,374	1,353	953	1,044

Total	3,802	3,701	$2,586	$2,055	$2,109

Other—net(2)(3)(4)(5)(6)	$191	$(332)	$157	$406	$(27)

Allowance for loan losses at end of period	18,257	16,117	$12,728	$10,381	$9,510

Allowance for unfunded lending commitments(7)	$1,250	$1,250	$1,150	$1,100	$1,100

Total allowance for loan losses and unfunded lending commitments	$19,507	$17,367	$13,878	$11,481	$10,610

Net consumer credit losses	$3,701	$3,006	$2,554	$2,092	$2,131
As a percentage of average consumer loans	2.50%	2.02%	1.81%	1.56%	1.70%

Net corporate credit losses/(recoveries)	$101	$695	$32	$(37)	$(22)
As a percentage of average corporate loans	0.05%	0.34%	0.02%	NM	NM

(1)
Reclassified to conform to the current period's presentation

(2)
The first quarter of 2008 primarily includes reductions to the credit loss reserves of $58 million related to securitizations, additions of $50 million related to the Bank of Overseas Chinese acquisition and additions mainly related to foreign currency translation.

(3)
The fourth quarter of 2007 primarily includes reductions to the credit loss reserves of $150 million related to securitizations and $7 million related to transfers to Loans held-for-sale, reductions of $151 million related to purchase price adjustments to the Egg Bank acquisition and reductions of $83 million related to the transfer of the U.K. Citifinancial portfolio to Loans held-for-sale.

(4)
The third quarter of 2007 primarily includes additions related to purchase accounting adjustments related to the acquisition of Grupo Cuscatlan of $181 million offset by reductions of $73 million related to securitizations.

(5)
The second quarter of 2007 primarily includes additions to the loan loss reserve of $505 million related to the acquisition of Egg and Nikko Cordial, partially offset by reductions of $70 million related to securitizations and $77 million related to a balance sheet reclassification to Loans held-for-sale in the U.S. Cards portfolio.

(6)
The first quarter of 2007 includes reductions to the loan loss reserve of $98 million related to a balance sheet reclassification to Loans held-for-sale in the U.S. Cards portfolio and the addition of $75 million related to the acquisition of Grupo Financiero Uno.

(7)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

NM
Not meaningful

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	Mar. 31, 2008	Dec. 31,(1) 2007	Mar. 31,(1) 2007	1st Qtr. 2008	4th Qtr.(1) 2007	1st Qtr.(1) 2007
On-balance sheet(2)	$593.0	$587.7	$512.2	$595.6	$585.2	$507.9
Securitized receivables (all in U.S. Cards)	109.3	108.1	98.6	105.6	99.6	97.3
Credit card receivables held-for-sale(3)	0.9	1.0	3.0	1.0	2.7	3.0

Total managed(4)	$703.2	$696.8	$613.8	$702.2	$687.5	$608.2

(1)
Reclassified to conform to current period's presentation.

(2)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $2 billion and $2 billion for the first quarter of 2008, approximately $3 billion and $3 billion for the fourth quarter of 2007 and approximately $2 billion and $2 billion for the first quarter of 2007, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

(3)
Included in Other Assets on the Consolidated Balance Sheet.

(4)
This table presents loan information on a held basis and shows the impact of securitizations to reconcile to a managed basis. Although a managed basis presentation is not in conformity with GAAP, the Company believes managed credit statistics provide a representation of performance and key indicators of the credit card business that are consistent with the way management reviews operating performance and allocates resources. Held-basis reporting is the related GAAP measure.

        Citigroup's total allowance for loans, leases and unfunded lending commitments of $19.5 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for loan losses attributed to the Consumer portfolio was $14.4 billion at March 31, 2008, $12.4 billion at December 31, 2007 and $6.3 billion at March 31, 2007. The increase in the allowance for loan losses from March 31, 2007 of $8.1 billion included net builds of $7.9 billion.

        The builds consisted of $7.8 billion in Global Consumer ($6.2 billion in U.S. Consumer and $1.6 billion in International Consumer), and $93 million in Global Wealth Management.

        The build of $6.2 billion in U.S. Consumer primarily reflected an increase in the losses embedded in the portfolio based on weakening leading credit indicators, including increased delinquencies on first and second mortgages, unsecured personal loans, credit cards, and auto loans. Also, the build reflected trends in the U.S. macroeconomic environment, including the housing market downturn, rising unemployment rates and portfolio growth. The build of $1.6 billion in International Consumer primarily reflected portfolio growth and the impact of recent acquisitions and credit deterioration in certain countries.

        On-balance-sheet consumer loans of $593.0 billion increased $80.8 billion, or 16%, from March 31, 2007, primarily driven by U.S. Consumer Lending, U.S. Retail Distribution, International Cards, International Retail Banking and Private Bank. Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macro-economic and regulatory policies.

EXPOSURE TO U.S. RESIDENTIAL REAL ESTATE

Subprime-Related Direct Exposure in Securities and Banking

        The following table summarizes Citigroup's U.S. subprime-related direct exposures in Securities and Banking (S&B) at March 31, 2008 and December 31, 2007:

In billions of dollars	December 31, 2007 exposures	First quarter 2008 write-downs	First quarter 2008 sales/transfers(1)	March 31, 2008 exposures
Direct ABS CDO Super Senior Exposures:
Gross ABS CDO Super Senior Exposures (A)	$39.8			$33.2
Hedged Exposures (B)	10.5			10.5
Net ABS CDO Super Senior Exposures:
ABCP/CDO(2)	$20.6	$(3.1)	$(0.7)	$16.8	(4)
High grade	4.9	(1.0)	(0.1)	3.8	(5)
Mezzanine	3.6	(1.5) (3)	(0.1)	2.0	(6)
ABS CDO-squared	0.2	(0.1) (3)	(0.0)	0.1

Total Net Direct ABS CDO Super Senior Exposures (A-B)=(C)	$29.3	$(5.7)	$(0.9)	$22.7

Lending & Structuring Exposures:
CDO warehousing/unsold tranches of ABS CDOs	$0.2	$(0.1)	$0.1	$0.2
Subprime loans purchased for sale or securitization	4.0	(0.2)	(0.2)	3.6
Financing transactions secured by subprime	3.8	(0.0)	(1.1)	2.6

Total Lending and Structuring Exposures (D)	$8.0	$(0.3)	$(1.2)	$6.4

Total Net Exposures (C+D)(7)	$37.3	$(6.0)	$(2.1)	$29.1

Credit Adjustment on Hedged Counterparty Exposures (E)(8)		$(1.5)

Total Net Write-Downs (C+D+E)		$(7.5)

(1)
Reflects sales, transfers, repayment of principal and liquidations.

(2)
Super senior tranches of older vintage, high grade ABS CDOs. During the fourth quarter of 2007 these were consolidated on Citigroup's balance sheet.

(3)
Includes $79 million recorded in credit costs.

(4)
The $16.8 billion of ABCP/CDO exposure as of March 31, 2008 is comprised of the following vintages (41% of 2004 or prior) (40% of 2005) and (19% of 2006 or later).

(5)
The $3.8 billion of High grade exposure as of March 31, 2008 is comprised of the following vintages (6% of 2004 or prior) (14% of 2005) and (80% of 2006 or later).

(6)
The $2.0 billion of Mezzanine exposure as of March 31, 2008 is comprised of the following vintages (8% of 2004 or prior) (41% of 2005) and (51% of 2006 or later).

(7)
Comprised of net CDO Super Senior exposures and gross Lending and Structuring exposures.

(8)
SFAS 157 adjustment related to counterparty credit risk.

Subprime-Related Direct Exposure in Securities and Banking

        The Company had approximately $29.1 billion in net U.S. subprime-related direct exposures in its Securities and Banking business at March 31, 2008.

        The exposure consisted of (a) approximately $22.7 billion of net exposures in the super senior tranches (i.e., most senior tranches) of collateralized debt obligations which are collateralized by asset-backed securities, derivatives on asset-backed securities or both (ABS CDOs), and (b) approximately $6.4 billion of subprime-related exposures in its lending and structuring business.

Direct ABS CDO Super Senior Exposures

        The net $22.7 billion in ABS CDO super senior exposures as of March 31, 2008 is collateralized primarily by subprime residential mortgage-backed securities (RMBS), derivatives on RMBS or both. These exposures include $16.8 billion in commercial paper (ABCP) issued as the super senior tranches of ABS CDOs and approximately $5.9 billion of other super senior tranches of ABS CDOs.

        Citigroup's CDO super senior subprime direct exposures, $22.7 billion at March 31, 2008, are Level 3 assets and are subject to valuation based on significant unobservable inputs. Accordingly, fair value of these exposures is based on estimates of future cash flows from the mortgage loans underlying the assets of the of the ABS CDOs. To determine the performance of the underlying mortgage loan portfolios , the Company estimates the prepayments, defaults and loss severities based on a number of macro-economic factors, including housing price changes, unemployment rates and interest rates and borrower and loan attributes such as age, credit scores, documentation status, loan-to-value (LTV) ratios, and debt-to-income (DTI) ratios. The model is calibrated using available mortgage loan information including historical loan performance. In addition, the methodology estimates the impact of geographic concentration of mortgages, and the impact of reported fraud in the origination of subprime mortgages. An appropriate discount rate is then applied to the cash flows generated for each super senior ABS CDO tranches, in order to estimate its current fair value.

        When necessary, the valuation methodology used by Citigroup is refined and the inputs used for the purposes of estimation are modified, in part, to reflect ongoing market developments. More specifically, two refinements were made during the first quarter of 2008: a more direct method of calculating estimated housing-price changes and a more refined method for calculating the discount rate. During the fourth quarter 2007, housing-price changes were estimated using a series of factors including projected national housing-price changes. During the first quarter of 2008 housing-price changes were estimated using a forward looking projection based on the S&P Case-Shiller Home Price Index. This change facilitates a more direct estimation of subprime house price changes. The valuation of the Company's direct ABS CDO super senior exposures as of March 31, 2008 assumes a cumulative decline in U.S. house prices from peak to trough of 20%. This consists of the 9% decline observed pre-2008, with additional assumed declines of 8% and 3% in 2008 and 2009, respectively. Prior to the first quarter of 2008, the discount rate used was based on observable CLO spreads applicable to the assumed rating of each ABS CDO super senior tranche. During the first quarter of 2008, the discount rate was based on a weighted average combination of the implied spreads from single named ABS bond prices, ABX indices and CLO spreads depending on vintage and asset types. This refinement was made, in part, in response to the combination of continuing rating agency downgrades of RMBS and ABS CDOs and the absence of observable CLO spreads at the resulting rating levels.

        The primary drivers that currently impact the super senior valuations are the discount rates used to calculate the present value of projected cash flows and projected mortgage loan performance. In valuing its direct ABS CDO super senior exposures, the Company has made its best estimate of the key inputs that should be used in its valuation methodology. However, the size and nature of these positions as well as current market conditions are such that changes in inputs such as the discount rates used to calculate the present value of the cash flows can have a significant impact on the reported value of these exposures. For instance, each 10 basis point change in the discount rate used generally results in an approximate $90 million change in the fair value of the Company's direct ABS CDO super senior exposures as at March 31, 2008. This applies to both decreases in the discount rate (which would increase the value of these assets and reduce reported losses) and increases in the discount rate (which would decrease the value of these assets and increase reported losses).

        Estimates of the fair value of the CDO super senior exposures depend on market conditions and are subject to further change over time. In addition, while Citigroup believes that the methodology used to value these exposures is reasonable, the methodology is subject to continuing refinement, including those made as a result of market developments. Further, any observable transactions in respect of some or all of these exposures could be employed in the fair valuation process in accordance with and in the manner called for by SFAS 157.

Lending and Structuring Exposures

        The $6.4 billion of subprime-related exposures includes approximately $0.2 billion of CDO warehouse inventory and unsold tranches of ABS CDOs, approximately $3.6 billion of actively managed subprime loans purchased for resale or securitization, at a discount to par, during 2007, and approximately $2.6 billion of financing transactions with customers secured by subprime collateral. These amounts represent fair value determined based on observable inputs and other market data. The majority of the change reflects sales, transfers and liquidations.

        S&B also has trading positions, both long and short, in U.S. subprime RMBS and related products, including ABS CDOs, which are not included in the figures above. The exposure from these positions is actively managed and hedged, although the effectiveness of the hedging products used may vary with material changes in market conditions.

Direct Exposure to Monolines

        In its Securities and Banking business, the Company has exposure to various monoline bond insurers listed in the table below ("Monolines") from hedges on certain investments and from trading positions. The hedges are composed of credit default swaps and other hedge instruments. The Company recorded an additional $1.5 billion in credit market value adjustments during the first quarter of 2008 on the market value exposures to the Monolines as a result of widening credit spreads.

        The following table summarizes the net market value of the Company's direct exposures to and the corresponding notional amount of transactions with the various Monolines as of March 31, 2008 and December 31, 2007 in Securities and Banking:

	March 31, 2008
			Net Market Value Exposure December 31, 2007
In millions of dollars at March 31, 2008	Net Market Value Exposure	Notional Amount of Transactions
Direct Subprime ABS CDO Super Senior:
AMBAC	$2,946	$5,485	$1,815
FGIC	1,031	1,460	909
ACA	531	600	438
Radian	—	—	100

Subtotal Direct Subprime ABS CDO Super Senior	$4,508	$7,545	$3,262

Trading Assets—Subprime:
AMBAC	$1,207	$1,400	$1,150

Trading Assets—Subprime	$1,207	$1,400	$1,150

Trading Assets—Non Subprime:
MBIA	$1,386	$5,874	$395
FSA	—	—	121
ACA	122	1,938	50
Assured	47	503	7
Radian	13	350	5
AMBAC	(7)	1,759	—

Trading Assets—Non Subprime	$1,571	$14,345	$578

Subtotal Trading Assets	$2,778	$15,745	$1,728

Credit Market Value Adjustment	$(2,461)		$(967)

Total Net Market Value Direct Exposure	$4,825		$4,023

        As of March 31, 2008 and December 31, 2007, the Company had $10.5 billion notional amount of hedges against its Direct Subprime ABS CDO Super Senior positions. Of that $10.5 billion, $7.6 billion was purchased from Monolines and is included in notional amount of transactions in the table above. The net market value of the hedges provided by the Monolines against our Direct Subprime ABS CDO Super Senior positions was $4.5 billion as of March 31, 2008 and $3.3 billion as of December 31, 2007.

        In addition, there was $2.8 billion and $1.7 billion of net market value exposure to Monolines related to our trading assets as of March 31, 2008 and December 31, 2007, respectively. Trading assets include trading positions, both long and short, in U.S. subprime residential mortgage-backed securities (RMBS) and related products, including ABS CDOs. There were $1.4 billion in notional amount of transactions related to subprime positions with a net market value exposure of $1.2 billion as of March 31, 2008 and December 31, 2007. The notional amount of transactions related to the remaining non-subprime trading assets as of March 31, 2008 was $14.3 billion with a corresponding net market value exposure of $1.6 billion. The $14.3 billion notional amount of transactions comprised $6.1 billion primarily in interest rate swaps with a corresponding net market value exposure of $40 million. The remaining notional amount of $8.2 billion was in the form of credit default swaps and total return swaps with a net market value exposure of $1.531 billion.

        The corresponding amounts for the notional amount of transactions related to the remaining non-subprime trading assets of December 31, 2007 was $11.3 billion with a corresponding net market value exposure of $578 million. The $11.3 billion notional amount of transactions comprised $4.1 billion primarily in interest rate swaps with a corresponding net market value exposure of $34 million. The remaining notional amount of $7.2 billion was in the form of credit default swaps and total return swaps with a net market value of $544 million.

        The net market value exposure, net of payable and receivable positions, represents the market value of the contract as of March 31, 2008. The notional amount of the transactions, including both long and short positions, is used as a reference value to calculate payments. The credit market value adjustment is a downward adjustment to the net market value exposure to a counterparty to reflect the counterparty's creditworthiness.

        In Global Consumer, the Company has purchased mortgage insurance from various monoline mortgage insurers on first mortgage loans. The notional amount of this insurance protection is approximately $600 million with nominal pending claims against this notional amount.

        In addition, Citigroup has indirect exposure to Monolines in various other parts of its businesses. For example, corporate or municipal bonds in the trading business may be insured by the Monolines. In this case, Citigroup is not a party to the insurance contract. The previous table does not capture this type of indirect exposure to the Monolines.

Exposure to Commercial Real Estate

        In its Securities and Banking and Alternative Investments businesses, the Company, through its business activities and as a capital markets participant, incurs exposures that are directly or indirectly tied to the global commercial real estate market. These exposures are represented primarily by the following three categories:

        (1) Assets held at fair value: approximately $16 billion of securities, loans and other items linked to commercial real estate that are carried at fair value as Trading assets, approximately $5 billion of commercial real estate loans and loan commitments classified as held-for-sale and measured at the lower of cost or market (LOCOM), and approximately $2 billion of securities backed by commercial real estate carried at fair value as available-for-sale Investments. Changes in fair value for these Trading assets and held-for-sale loans and loan commitments are reported in current earnings, while changes in fair value for these available for sale Investments are reported in OCI with other than temporary impairments reported in current earnings.

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

        (2) Loans and commitments: approximately $21 billion of commercial real estate loan exposures, including $12 billion of funded loans that are classified as held-for investment and $9 billion of unfunded loan commitments, all of which are recorded at cost less loan loss reserves. The impact from changes in credit is reflected in the calculation of the allowance for loan losses and in net credit losses.

        (3) Equity and other investments: Approximately $6 billion of equity and other investments such as limited partner fund investments.

CITIGROUP DERIVATIVES

Notionals(1)

	Trading derivatives(2)		Asset/liability management hedges(3)
In millions of dollars	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Interest rate contracts
Swaps	$18,977,760	$16,433,117	$607,524	$521,783
Futures and forwards	2,345,714	1,811,599	180,841	176,146
Written options	3,667,458	3,479,071	23,061	16,741
Purchased options	3,871,563	3,639,075	119,537	167,080

Total interest rate contract notionals	$28,862,495	$25,362,862	$930,963	$881,750

Foreign exchange contracts
Swaps	$1,012,926	$1,062,267	$70,257	$75,622
Futures and forwards	2,936,731	2,795,180	42,887	46,732
Written options	744,996	653,535	719	292
Purchased options	732,388	644,744	988	686

Total foreign exchange contract notionals	$5,427,041	$5,155,726	$114,851	$123,332

Equity contracts
Swaps	$149,913	$140,256	$—	$—
Futures and forwards	34,543	29,233	—	—
Written options	775,271	625,157	—	—
Purchased options	746,779	567,030	—	—

Total equity contract notionals	$1,706,506	$1,361,676	$—	$—

Commodity and other contracts
Swaps	$35,346	$29,415	$—	$—
Futures and forwards	82,820	66,860	—	—
Written options	25,563	27,087	—	—
Purchased options	29,347	30,168	—	—

Total commodity and other contract notionals	$173,076	$153,530	$—	$—

Credit derivatives(4)
Citigroup as the Guarantor:
Credit default swaps	$1,857,744	$1,755,440	$—	$—
Total return swaps	7,165	12,121	—	—
Credit default options	85	276	—	—
Citigroup as the Beneficiary:
Credit default swaps	$2,021,534	$1,890,611	$—	$—
Total return swaps	21,226	15,895	—	—
Credit default options	187	450	—	—

Total credit derivatives	$3,907,941	$3,674,793	$—	$—

Total derivative notionals	$40,077,059	$35,708,587	$1,045,814	$1,005,082

[Table Continues on the following page.]

Mark-to-Market (MTM) Receivables/Payables

	Derivatives receivables—MTM		Derivatives payables—MTM
In millions of dollars	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Trading Derivatives(2)
Interest rate contracts	$382,454	$269,400	$374,712	$257,329
Foreign exchange contracts	123,719	77,942	118,963	71,991
Equity contracts	31,075	27,934	49,619	66,916
Commodity and other contracts	12,380	8,540	12,929	8,887
Credit derivatives:
Citigroup as the Guarantor	3,425	4,967	139,560	73,103
Citigroup as the Beneficiary	150,478	78,426	3,715	11,191

Total	$703,531	$467,209	$699,498	$489,417
Less: Netting agreements, cash collateral and market value adjustments	(579,050)	(390,328)	(573,515)	(385,876)

Net Receivables/Payables	$124,481	$76,881	$125,983	$103,541

Asset/Liability Management Hedges(3)
Interest rate contracts	$6,157	$8,529	$9,973	$7,176
Foreign exchange contracts	992	1,634	769	972

Total	$7,149	$10,163	$10,742	$8,148

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

(4)
Credit Derivatives are arrangements designed to allow one party (the "beneficiary") to transfer the credit risk of a "reference asset" to another party (the "guarantor"). These arrangements allow a guarantor to assume the credit risk associated with the reference assets without directly purchasing it. The Company has entered into credit derivatives positions for purposes such as risk management, yield enhancement, reduction of credit concentrations, and diversification of overall risk.

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

        Credit derivatives generally require that the seller of credit protection make payments to the buyer upon the occurrence of predefined events (settlement triggers). These settlement triggers are defined by the form of the derivative and the referenced credit and are generally limited to the market standard of failure to pay on indebtedness and bankruptcy of the reference credit and, in a more limited range of transactions, debt restructuring. Credit derivative transactions referring to emerging market reference credits will also typically include additional settlement triggers to cover the acceleration of indebtedness and the risk of repudiation or a payment moratorium. In certain transactions on a portfolio of referenced credits or asset-backed securities, the seller of protection may not be required to make payment until a specified amount of losses has occurred with respect to the portfolio and/or may only be required to pay for losses up to a specified amount.

        The following tables summarize the key characteristics of the Company's credit derivative portfolio by activity, counterparty and derivative form as of March 31, 2008 and December 31, 2007:

March 31, 2008:

	Market values		Notionals
In millions of dollars
	Receivable	Payable	Beneficiary	Guarantor
Credit portfolio	$63	$1,462	$91,909	$—
Dealer/client	153,840	141,813	1,951,038	1,864,994

Total	$153,903	$143,275	$2,042,947	$1,864,994

Bank	$65,458	$69,937	$1,115,287	$1,050,201
Broker-dealer	49,613	49,943	707,879	646,173
Monoline	7,360	113	15,660	961
Non-financial	524	901	11,458	10,390
Insurance and other financial institutions	30,948	22,381	192,663	157,269

Total	$153,903	$143,275	$2,042,947	$1,864,994

Credit default swaps and options	$152,973	$142,527	$2,021,721	$1,857,829
Total return swaps and other	930	748	21,226	7,165

Total	$153,903	$143,275	$2,042,947	$1,864,994

December 31, 2007(1):

	Market values		Notionals
In millions of dollars
	Receivable	Payable	Beneficiary	Guarantor
Credit portfolio	$626	$129	$91,228	$—
Dealer/client	82,767	84,165	1,815,728	1,767,837

Total	$83,393	$84,294	$1,906,956	$1,767,837

Bank	$28,571	$34,425	$1,035,217	$970,831
Broker-dealer	28,183	31,519	633,745	585,549
Monoline	5,044	88	15,064	1,243
Non-financial	220	331	3,682	4,253
Insurance and other financial institutions	21,375	17,931	219,248	205,961

Total	$83,393	$84,294	$1,906,956	$1,767,837

Credit default swaps and options	$82,752	$83,015	$1,891,061	$1,755,716
Total return swaps and other	641	1,279	15,895	12,121

Total	$83,393	$84,294	$1,906,956	$1,767,837

(1)
Reclassified to conform to current period's presentation.

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

        During the full year 2007, the total notional amount of protection purchased and sold increased $906 billion and $824 billion, respectively, and by various market participants. The total market value increase of $69 billion for each protection purchased and sold was primarily due to an increase in volume growth of $63 billion and $62 billion, and market spread changes of $6 billion and $7 billion for protection purchased and sold, respectively.

        During the first quarter of 2008, the total notional amount of protection purchased and sold increased $136 billion and $97 billion, respectively as volume continued to grow. The corresponding market value increased $71 billion for protection purchased and $59 billion for protection sold. These market value increases were primarily due to an increase in volume growth of $17 billion and $ 8 billion, and changes in market spreads of $54 billion and $51 billion, respectively.

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

        The Company actively monitors its counterparty credit risk in credit derivative contracts. Approximately 84% and 77% of the receivables as of March, 31 2008 and December 31, 2007,

respectively, are from counterparties with which the Company maintains collateral agreements. A majority of the Company's top 15 counterparties (by receivable balance owed to the Company) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty rating downgrades may have an incremental effect by lowering the threshold at which the Company may call for additional collateral. A number of the remaining significant counterparties are monolines. See page 24 for a discussion of the Company's exposure to monolines. The master agreements with these monoline insurance counterparties are generally unsecured, and the few ratings-based triggers (if any) generally provide the ability to terminate only upon significant downgrade. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate. Recent reports and credit agency actions and announcements suggest that ratings downgrades of one or more monoline insurers are being contemplated.

MARKET RISK MANAGEMENT PROCESS

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" section beginning on page 38. Price risk is the earnings risk from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

        The exposures in the following table represent the approximate annualized risk to Net Interest Revenue assuming an unanticipated parallel instantaneous 100bp change, as well as a more gradual 100bp (25bps per quarter) parallel change in rates as compared with the market forward interest rates in selected currencies.

        The exposures in the following tables do not include Interest Rate Exposures (IREs) for the Nikko Cordial portion of Citigroup's operations in Japan due to the unavailability of information. Nikko Cordial's IRE is primarily denominated in Japanese yen.

	March 31, 2008		December 31, 2007		March 31, 2007
In millions of dollars
	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(1,423)	$1,162	$(940)	$837	$(677)	$470
Gradual change	$(781)	$666	$(527)	$540	$(335)	$348

Mexican peso
Instantaneous change	$(20)	$20	$(25)	$25	$21	$(21)
Gradual change	$4	$(4)	$(17)	$17	$21	$(21)

Euro
Instantaneous change	$(51)	$51	$(63)	$63	$(123)	$123
Gradual change	$(39)	$39	$(32)	$32	$(57)	$57

Japanese yen
Instantaneous change	$65	NM	$67	NM	$(38)	NM
Gradual change	$43	NM	$43	NM	$(26)	NM

Pound sterling
Instantaneous change	$(17)	$17	$(16)	$16	$(22)	$22
Gradual change	$(4)	$4	$(4)	$4	$(11)	$11

NM
Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the Japanese yen yield curve.

        The changes in the U.S. dollar interest rate exposures from December 31, 2007 primarily reflect movements in customer-related asset and liability mix, as well as Citigroup's view of prevailing interest rates.

        The following table shows the risk to NIR from six different changes in the implied forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bp)	—	100	200	(200)	(100)	—
10-year rate change (bp)	(100)	—	100	(100)	—	100

Impact to net interest revenue (in millions of dollars)	$(149)	$(686)	$(1,479)	$1,169	$620	$(108)

        For Citigroup's major trading centers, the aggregate pretax VAR in the trading portfolios was $393 million, $191 million, and $122 million at March 31, 2008, December 31, 2007, and March 31, 2007, respectively. Daily exposures averaged $341 million during the first quarter of 2008 and ranged from $308 million to $393 million.

        The following table summarizes VAR to Citigroup in the trading portfolios at March 31, 2008, December 31, 2007, and March 31, 2007, including the Total VAR, the specific risk only component of VAR, and Total—General market factors only, along with the quarterly averages:

In million of dollars	March 31, 2008(1)	First Quarter 2008 Average(1)	December 31, 2007	Fourth Quarter 2007 Average	March 31, 2007	First Quarter 2007 Average
Interest rate	$281	$283	$89	$97	$99	$95
Foreign exchange	77	45	28	28	29	28
Equity	235	125	150	129	77	70
Commodity	53	47	45	45	27	28
Covariance adjustment	(253)	(159)	(121)	(130)	(110)	(100)

Total—All market risk factors, including general and specific risk	$393	$341	$191	$169	$122	$121

Specific risk only component	$39	$37	$28	$29	$5	$12

Total—General market factors only	$354	$304	$163	$140	$117	$109

(1)
The Sub-Prime Group (SPG) exposures, became fully integrated into VAR during the first quarter of 2008, adding approximately $108 million and $166 million to the March 31, 2008 VAR and first quarter of 2008 average VAR, respectively.

        The specific risk only component represents the level of equity and debt issuer-specific risk embedded in VAR. Citigroup's specific risk model conforms to the 4x-multiplier treatment and is subject to extensive annual hypothetical back-testing.

        The table below provides the range of VAR in each type of trading portfolio that was experienced during the quarters ended:

	March 31, 2008		December 31, 2007		March 31, 2007
In millions of dollars
	Low	High	Low	High	Low	High
Interest rate	$278	$293	$88	$104	$71	$125
Foreign exchange	23	77	23	37	21	35
Equity	58	235	106	164	55	85
Commodity	36	58	33	56	17	34

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

        The RCSA standards establish a formal governance structure to provide direction, oversight, and monitoring of Citigroup's RCSA programs. The RCSA standards for risk and control assessment are applicable to all businesses and staff functions. They establish RCSA as the process whereby important risks inherent in the activities of a business are identified and the effectiveness of the key controls over those risks are evaluated and monitored. RCSA processes facilitate Citigroup's adherence to internal control over financial reporting, regulatory requirements (including Sarbanes-Oxley) FDICIA, the International Convergence of Capital Measurement and Capital Standards (Basel II), and other corporate initiatives, including Operational Risk Management and alignment of capital assessments with risk management objectives. The entire process is subject to audit by Citigroup's Audit and Risk Review, and the results of RCSA are included in periodic management reporting, including reporting to senior management and the Audit and Risk Management Committee.

        The operational risk standards facilitate the effective communication of operational risk both within and across businesses. Information about the businesses' operational risk, historical losses, and the control environment is reported by each major business segment and functional area, and summarized for senior management and the Citigroup Board of Directors.

Measurement and Basel II

        To support advanced capital modeling and management, the businesses are required to capture relevant operational risk information. The risk capital calculation is designed to qualify as an "Advanced Measurement Approach" (AMA) under Basel II. It uses a combination of internal and external loss data to support statistical modeling of capital requirement estimates, which are then adjusted to reflect qualitative data regarding the operational risk and control environment.

Information Security and Continuity of Business

        Information security and the protection of confidential and sensitive customer data are a priority of Citigroup. The Company has implemented an Information Security Program that complies with the Gramm-Leach-Bliley Act and other regulatory guidance. The Information Security Program is reviewed and enhanced periodically to address emerging threats to customers' information.

        The Corporate Office of Business Continuity, with the support of senior management, continues to coordinate global preparedness and mitigate business continuity risks by reviewing and testing recovery procedures.

COUNTRY AND CROSS-BORDER RISK

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

March 31, 2008									December 31, 2007
Cross-Border Claims on Third Parties
In Billions of U.S. dollars	Banks	Public	Private	Total	Trading and Short- Term Claims	Investments in and Funding of Local Franchises	Total Cross- Border Outstandings	Commitments	Total Cross- Border Outstandings	Commitments
India	$1.1	$0.2	$11.2	$12.5	$10.3	$21.1	$33.6	$1.3	$39.0	$1.7
Germany	10.9	8.3	10.4	29.6	26.9	—	29.6	40.9	29.3	46.4
France	10.1	3.8	12.9	26.8	25.6	—	26.8	91.6	24.3	107.8
Netherlands	6.9	2.1	15.7	24.7	18.9	—	24.7	16.8	23.1	20.2
United Kingdom	8.4	0.1	13.6	22.1	20.7	—	22.1	478.4	24.7	366.0
South Korea	1.9	0.5	3.1	5.5	5.4	16.8	22.3	20.2	21.9	22.0
Spain	3.3	5.7	8.6	17.6	16.4	3.3	20.9	8.3	21.3	7.4
Italy	2.1	8.8	4.1	15.0	14.3	4.5	19.5	5.6	18.8	5.1

INTEREST REVENUE/EXPENSE AND YIELDS

Average Rates- Interest Revenue, Interest Expense, and Net Interest Margin

In millions of dollars	1st Qtr. 2008	4th Qtr. 2007	1st Qtr. 2007	% Change 1Q08 vs. 1Q07
Interest Revenue(1)	$29,950	$32,618	$28,174	6%
Interest Expense(2)	16,477	19,993	17,562	(6)

Net Interest Revenue(1)(2)	$13,473	$12,625	$10,612	27%

Interest Revenue—Average Rate	6.29%	6.53%	6.56%	(27) bps
Interest Expense—Average Rate	3.77%	4.37%	4.55%	(78) bps
Net Interest Margin (NIM)	2.83%	2.53%	2.47%	36 bps

Interest Rate Benchmarks:
Federal Funds Rate—End of Period	2.25%	4.25%	5.25%	(300) bps

2 Year U.S. Treasury Note—Average Rate	2.03%	3.49%	4.76%	(273) bps
10 Year U.S. Treasury Note—Average Rate	3.67%	4.27%	4.68%	(101) bps

10 Year vs. 2 Year Spread	164 bps	78 bps	(8) bps

(1)
Excludes taxable equivalent adjustment (based on the U.S. Federal statutory tax rate of 35%) of $48 million, $31 million, and $15 million for the first quarter of 2008, the fourth quarter of 2007, and the first quarter of 2007, respectively.

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

        During the first quarter of 2008, the significantly lower cost of funding more than offset the lower asset yields, resulting in higher Net interest margin. The widening between the short-term and the long-term spreads as well as the short-term liability sensitive positions contributed to the upward movement of the Net interest margin. On the assets side, the average yield was negatively impacted by the decline in the rates for Fed Funds Sold as well as the shift in the Consumer loan portfolio from higher yielding credit card receivables to lower yielding assets such as mortgages and home equity loans.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	1st Qtr. 2008	4th Qtr. 2007	1st Qtr. 2007	1st Qtr. 2008	4th Qtr. 2007	1st Qtr. 2007	1st Qtr. 2008	4th Qtr. 2007	1st Qtr. 2007
Assets
Deposits with banks(4)	$65,460	$63,902	$45,306	$805	$825	$709	4.95%	5.12%	6.35%

Federal funds sold and securities borrowed or purchased under agreements to resell(5)
In U.S. offices	$177,420	$188,647	$184,069	$1,746	$2,630	$2,879	3.96%	5.53%	6.34%
In offices outside the U.S.(4)	104,895	126,044	109,226	1,426	1,683	1,410	5.47	5.30	5.24

Total	$282,315	$314,691	$293,295	$3,172	$4,313	$4,289	4.52%	5.44%	5.93%

Trading account assets(6)(7)
In U.S. offices	$254,155	$273,007	$236,977	$3,634	$3,962	$2,822	5.75%	5.76%	4.83%
In offices outside the U.S.(4)	180,714	187,482	133,274	1,165	1,074	1,108	2.59	2.27	3.37

Total	$434,869	$460,489	$370,251	$4,799	$5,036	$3,930	4.44%	4.34%	4.30%

Investments(1)
In U.S. offices
Taxable	$104,474	$108,548	$160,372	$1,179	$1,343	$2,000	4.54%	4.91%	5.06%
Exempt from U.S. income tax	13,031	16,196	16,810	159	204	190	4.91	5.00	4.58
In offices outside the U.S.(4)	100,866	110,016	107,079	1,361	1,466	1,350	5.43	5.29	5.11

Total	$218,371	$234,760	$284,261	$2,699	$3,013	$3,540	4.97%	5.09%	5.05%

Loans (net of unearned income)(8)
Consumer loans
In U.S. offices	$398,362	$397,386	$362,860	$7,751	$8,393	$7,500	7.83%	8.38%	8.38%
In offices outside the U.S.(4)	199,665	195,815	151,523	5,333	5,087	4,033	10.74	10.31	10.79

Total consumer loans	$598,027	$593,201	$514,383	$13,084	$13,480	$11,533	8.80%	9.02%	9.09%

Corporate loans
In U.S. offices	$43,423	$40,266	$28,685	$648	$680	$503	6.00%	6.70%	7.11%
In offices outside the U.S.(4)	152,934	159,708	136,103	3,409	3,673	2,906	8.97	9.12	8.66

Total corporate loans	$196,357	$199,974	$164,788	$4,057	$4,353	$3,409	8.31%	8.64%	8.39%

Total loans	$794,384	$793,175	$679,171	$17,141	$17,833	$14,942	8.68%	8.92%	8.92%

Other interest-earning Assets	$119,148	$114,484	$68,379	$1,334	$1,598	$764	4.50%	5.54%	4.53%

Total interest-earning Assets	$1,914,547	$1,981,501	$1,740,663	$29,950	$32,618	$28,174	6.29%	6.53%	6.56%

Non-interest-earning assets(6)	410,972	304,299	204,255

Total assets	$2,325,519	$2,285,800	$1,944,918

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $48 million, $31 million, and $15 million for the first quarter of 2008, the fourth quarter of 2007, and the first quarter of 2007, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 15 on page 91.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Average rates reflect prevailing local interest rates, including inflationary effects and monetary correction in certain countries.

(5)
Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to FIN 41 and Interest revenue excludes the impact of FIN 41.

(6)
The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.

(7)
Interest expense on Trading account liabilities of Markets & Banking is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

(8)
Includes cash-basis loans.

Reclassified to conform to the current period's presentation.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,
AND NET INTEREST REVENUE(1)(2)(3)

	Average Volume			Interest Expense			% Average Rate
In millions of dollars	1st Qtr. 2008	4th Qtr. 2007	1st Qtr. 2007	1st Qtr. 2008	4th Qtr. 2007	1st Qtr. 2007	1st Qtr. 2008	4th Qtr. 2007	1st Qtr. 2007
Liabilities
Deposits
In U. S. offices
Savings deposits(4)	$164,945	$155,703	$145,259	$1,040	$1,203	$1,170	2.54%	3.07%	3.27%
Other time deposits	64,792	70,217	54,946	777	1,012	807	4.82	5.72	5.96
In offices outside the U.S.(5)	521,160	532,291	448,074	4,483	5,490	4,581	3.46	4.09	4.15

Total	$750,897	$758,211	$648,279	$6,300	$7,705	$6,558	3.37%	4.03%	4.10%

Federal funds purchased and securities loaned or sold under agreements to repurchase(6)
In U.S. offices	$209,878	$233,351	$237,732	$2,035	$3,146	$3,541	3.90%	5.35%	6.04%
In offices outside the U.S.(5)	120,066	132,501	128,641	1,868	2,056	1,942	6.26	6.16	6.12

Total	$329,944	$365,852	$366,373	$3,903	$5,202	$5,483	4.76%	5.64%	6.07%

Trading account liabilities(7)(8)
In U.S. offices	$37,713	$37,012	$42,319	$270	$293	$235	2.88%	3.14%	2.25%
In offices outside the U.S.(5)	53,432	54,831	45,340	63	89	72	0.47	0.64	0.64

Total	$91,145	$91,843	$87,659	$333	$382	$307	1.47%	1.65%	1.42%

Short-term borrowings
In U.S. offices	$167,619	$176,035	$143,544	$1,152	$1,605	$1,262	2.76%	3.62%	3.57%
In offices outside the U.S.(5)	66,827	71,084	40,835	298	309	202	1.79	1.72	2.01

Total	$234,446	$247,119	$184,379	$1,450	$1,914	$1,464	2.49%	3.07%	3.22%

Long-term debt(9)
In U.S. offices	$310,984	$310,132	$252,833	$3,988	$4,212	$3,385	5.16%	5.39%	5.43%
In offices outside the U.S.(5)	41,866	43,064	27,084	503	578	365	4.83	5.32	5.47

Total	$352,850	$353,196	$279,917	$4,491	$4,790	$3,750	5.12%	5.38%	5.43%

Total interest-bearing liabilities	$1,759,282	$1,816,221	$1,566,607	$16,477	$19,993	$17,562	3.77%	4.37%	4.55%

Demand deposits in U.S. offices	12,960	13,670	11,157
Other non-interest-bearing liabilities(7)	426,171	335,375	247,402

Total liabilities	$2,198,413	$2,165,266	$1,825,166

Total stockholders' equity	$127,106	$120,534	$119,752

Total liabilities and stockholders' equity	$2,325,519	$2,285,800	$1,944,918

Net interest revenue as a percentage of average interest-earning assets(10)
In U.S. offices	$1,127,735	$1,103,354	$1,049,574	$6,199	$6,135	$5,159	2.21%	2.21%	1.99%
In offices outside the U.S.(5)	786,812	878,147	691,089	7,274	6,490	5,453	3.72%	2.93%	3.20%

Total	$1,914,547	$1,981,501	$1,740,663	$13,473	$12,625	$10,612	2.83%	2.53%	2.47%

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $48 million, $31 million, and $15 million for the first quarter of 2008, the fourth quarter of 2007, and the first quarter of 2007, respectively.
(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 15 on page 91.
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
(10)
Includes allocations for capital and funding costs based on the location of the asset.

Reclassified to conform to the current period's presentation.

ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)

	1st Qtr. 2008 vs. 4th Qtr. 2007			1st Qtr. 2008 vs. 1st Qtr. 2007
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits with banks(3)	$20	$(40)	$(20)	$270	$(174)	$96

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(149)	$(735)	$(884)	$(101)	$(1,032)	$(1,133)
In offices outside the U.S.(3)	(287)	30	(257)	(57)	73	16

Total	$(436)	$(705)	$(1,141)	$(158)	$(959)	$(1,117)

Trading account assets(4)
In U.S. offices	$(270)	$(58)	$(328)	$215	$597	$812
In offices outside the U.S.(3)	(40)	131	91	340	(283)	57

Total	$(310)	$73	$(237)	$555	$314	$869

Investments(1)
In U.S. offices	$(87)	$(122)	$(209)	$(691)	$(161)	$(852)
In offices outside the U.S.(3)	(123)	18	(105)	(81)	92	11

Total	$(210)	$(104)	$(314)	$(772)	$(69)	$(841)

Loans—consumer
In U.S. offices	$21	$(663)	$(642)	$707	$(456)	$251
In offices outside the U.S.(3)	101	145	246	1,286	14	1,300

Total	$122	$(518)	$(396)	$1,993	$(442)	$1,551

Loans—corporate
In U.S. offices	$51	$(83)	$(32)	$229	$(84)	$145
In offices outside the U.S.(3)	(153)	(111)	(264)	371	132	503

Total	$(102)	$(194)	$(296)	$600	$48	$648

Total loans	$20	$(712)	$(692)	$2,593	$(394)	$2,199

Other interest-earning assets	$63	$(327)	$(264)	$568	$2	$570

Total interest revenue	$(853)	$(1,815)	$(2,668)	$3,056	$(1,280)	$1,776

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

(4)
Interest expense on Trading account liabilities of Markets & Banking is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)

	1st Qtr. 2008 vs. 4th Qtr. 2007			1st Qtr. 2008 vs. 1st Qtr. 2007
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits
In U.S. offices	$37	$(435)	$(398)	$267	$(427)	$(160)
In offices outside the U.S.(3)	(113)	(894)	(1,007)	687	(785)	(98)

Total	$(76)	$(1,329)	$(1,405)	$954	$(1,212)	$(258)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(293)	$(818)	$(1,111)	$(378)	$(1,128)	$(1,506)
In offices outside the U.S.(3)	(193)	5	(188)	(132)	58	(74)

Total	$(486)	$(813)	$(1,299)	$(510)	$(1,070)	$(1,580)

Trading account liabilities(4)
In U.S. offices	$5	$(28)	$(23)	$(28)	$63	$35
In offices outside the U.S.(3)	(2)	(24)	(26)	11	(20)	(9)

Total	$3	$(52)	$(49)	$(17)	$43	$26

Short-term borrowings
In U.S. offices	$(74)	$(379)	$(453)	$192	$(302)	$(110)
In offices outside the U.S.(3)	(19)	8	(11)	118	(22)	96

Total	$(93)	$(371)	$(464)	$310	$(324)	$(14)

Long-term debt
In U.S. offices	$12	$(236)	$(224)	$751	$(148)	$603
In offices outside the U.S.(3)	(16)	(59)	(75)	181	(43)	138

Total	$(4)	$(295)	$(299)	$932	$(191)	$741

Total interest expense	$(656)	$(2,860)	$(3,516)	$1,669	$(2,754)	$(1,085)

Net interest revenue	$(197)	$1,045	$848	$1,387	$1,474	$2,861

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

(4)
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

        As noted in the following table, Citigroup maintained a "well capitalized" position March 31, 2008 and December 31, 2007.

Citigroup Regulatory Capital Ratios(1)

	March 31, 2008(2)	December 31, 2007(2)
Tier 1 Capital	7.74%	7.12%
Total Capital (Tier 1 and Tier 2)	11.22	10.70
Leverage(3)	4.39	4.03

(1)
The FRB granted industry-wide interim capital relief for the impact of adopting SFAS 158.

(2)
The impact of including Citigroup's own credit rating in valuing liabilities for which the fair value option has been selected is excluded from Tier 1 Capital at March 31, 2008 and December 31, 2007, respectively.

(3)
Tier 1 Capital divided by adjusted average assets

Components of Capital Under Regulatory Guidelines

In millions of dollars	Mar. 31, 2008	Dec. 31,(1) 2007
Tier 1 Capital
Common stockholders' equity	$108,835	$113,598
Qualifying perpetual preferred stock	19,384	—
Qualifying mandatorily redeemable securities of subsidiary trusts	23,959	23,594
Minority interest	1,506	4,077
Less: Net unrealized gains/(losses) on securities available-for-sale(2)	(1,916)	471
Less: Accumulated net losses on cash flow hedges, net of tax	(4,801)	(3,163)
Less: Pension liability adjustment, net of tax(3)	(1,026)	(1,057)
Less: Cumulative effect included in fair value of financial liabilities attributable to credit worthiness, net of tax(4)	1,409	1,352
Less: Restricted Core Capital Elements(5)	—	1,364
Less: Disallowed Deferred Tax Assets(6)	3,715	—
Less: Intangible assets:
Goodwill	43,622	41,204
Other disallowed intangible assets	12,262	10,511
Other	(1,331)	(1,361)

Total Tier 1 Capital	$99,088	$89,226

Tier 2 Capital
Allowance for credit losses(7)	$16,102	$15,778
Qualifying debt(8)	27,332	26,690
Unrealized marketable equity securities gains(2)	1,086	1,063
Restricted Core Capital Elements(5)	—	1,364

Total Tier 2 Capital	$44,520	$44,895

Total Capital (Tier 1 and Tier 2)	$143,608	$134,121

Risk-Adjusted Assets(9)	$1,279,586	$1,253,321

(1)
Reclassified to conform to the current period's presentation.

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

(3)
The FRB granted industry-wide interim capital relief for the impact of adopting SFAS 158.

(4)
The impact of including Citigroup's own credit rating in valuing liabilities for which the fair value option has been selected is excluded from Tier 1 Capital at March 31, 2008 and December 31, 2007, respectively.

(5)
Represents the excess of allowable restricted core capital in Tier 1 Capital. Restricted core capital is limited to 25% of all core capital elements, net of goodwill.

(6)
Represents net deferred tax assets that did not qualify for inclusion in Tier 1 capital based on the capital guidelines at March 31, 2008.

(7)
Can include up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(8)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(9)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $115.1 billion for interest rate, commodity and equity derivative contracts and foreign-exchange contracts as of March 31, 2008, compared with $91.3 billion as of December 31, 2007. Market-risk-equivalent assets included in risk-adjusted assets amounted to $115.6 billion at March 31, 2008 and $109.0 billion at December 31, 2007, respectively. Risk-adjusted assets also include the effect of other off-balance-sheet exposures, such as unused loan commitments and letters of credit, and reflect deductions for certain intangible assets and any excess allowance for credit losses.

        Common stockholders' equity decreased approximately $4.8 billion to $108.8 billion, representing 4.9% of total assets as of March 31, 2008 from $113.6 billion and 5.2% at December 31, 2007.

        During the first quarter of 2008, the Company completed or announced the following preferred stock issuances:

  •
  $12.5 Billion of Convertible Preferred Stock in a Private Offering

  •
  Approximately $3.2 Billion of Convertible Preferred Stock in a Public Offering

  •
  Approximately $3.7 Billion of Straight Preferred Stock in a Public Offering

        Subsequent to March 31, 2008, the Company issued $6 billion of Series E 8.40% fixed rate/floating rate non-cumulative preferred stock, which settled on April 28, 2008. The Series E preferred stock will pay, when and if declared by the Company's Board of Directors, dividends in cash at a rate of 8.40% per annum, payable semi-annually until April 2018, and quarterly thereafter at a floating rate. The first dividend payment date will be October 30, 2008. The Series E preferred stock is perpetual and has no maturity date.

        We raised an additional $6.0 billion of capital through a preferred stock issuance on April 28, 2008 and sold approximately $4.9 billion of common stock (scheduled to close on May 5, 2008), which includes the over-allotment option that was exercised on May 1, 2008 (194,327,721 total shares that were priced at $25.27 per share on April 30, 2008). On a pro forma basis, taking into account the issuances of this preferred and common stock, the Company's March 31, 2008 Tier 1 Capital ratio would have been approximately 8.7%.

Common Equity

        The table below summarizes the change in common stockholders' equity:

In billions of dollars
Common Equity, December 31, 2007	$113.6
Net income	(5.1)
Employee benefit plans and other activities	0.4
Dividends	(1.8)
Issuance of shares for Nikko Cordial acquisition	4.4
Net change in Accumulated other comprehensive income (loss), net of tax	(2.7)

Common Equity, March 31, 2008	$108.8

        As of March 31, 2008, $6.7 billion remained under authorized repurchase programs after the repurchase of $0.7 billion in shares during 2007. As a result of developments in the latter half of 2007 and early 2008, including CDO write-downs and recent acquisitions, it is anticipated that the Company will not resume its share repurchase program in the near future.

Capital Resources of Citigroup's Depository Institutions

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

        At March 31, 2008, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal regulatory agencies' definitions, including Citigroup's primary depository institution, Citibank, N.A., as noted in the following table:

Citibank, N.A. Regulatory Capital Ratios(1)

	March 31, 2008(2)(3)	December 31, 2007(2)
Tier 1 Capital	8.59%	8.98%
Total Capital (Tier 1 and Tier 2)	12.88	13.33
Leverage(4)	6.09	6.65

(1)
The U.S. Banking Agencies granted industry-wide interim capital relief for the impact of adopting SFAS 158.

(2)
The impact of including Citigroup's own credit rating in valuing liabilities for which the fair value option has been selected is excluded from Tier 1 Capital at March 31, 2008 and December 31, 2007, respectively.

(3)
Net deferred tax assets that did not qualify for inclusion in Tier 1 Capital based on the capital guidelines was $1.2 billion at March 31, 2008.

(4)
Tier 1 Capital divided by adjusted average assets.

Citibank, N.A. Components of Capital Under Regulatory Guidelines(1)

In billions of dollars	March 31, 2008(2)(3)	December 31, 2007(2)
Tier 1 Capital	$80.9	$82.0
Total Capital (Tier 1 and Tier 2)	121.2	121.6

(1)
The U.S. Banking Agencies granted industry-wide interim capital relief for the impact of adopting SFAS 158.

(2)
The impact of including Citigroup's own credit rating in valuing liabilities for which the fair value option has been selected is excluded from Tier 1 Capital at March 31, 2008 and December 31, 2007, respectively.

(3)
Net deferred tax assets that did not qualify for inclusion in Tier 1 Capital based on the capital guidelines were $1.2 billion at March 31, 2008.

        Citibank, N.A. had a net loss of $0.9 billion for the first quarter of 2008.

        Citibank, N.A. did not issue any additional subordinated notes during the first quarter of 2008. For the full year 2007, Citibank, N.A. issued an additional $5.2 billion of subordinated notes to Citicorp Holdings Inc. that qualify for inclusion in Citibank, N.A.'s Tier 2 Capital. Total subordinated notes issued to Citicorp Holdings Inc. that were outstanding at March 31, 2008 and December 31, 2007, and included in Citibank, N.A.'s Tier 2 Capital, amounted to $28.2 billion.

        The following table presents the estimated sensitivity of Citigroup's and Citibank, N.A.'s Capital Ratios to changes of $100 million of Tier 1 or Total Capital (numerator) or changes of $1 billion in risk-adjusted assets or adjusted average assets (denominator). This information is provided solely for the purpose of analyzing the impact that a change in the Company's financial position or results of operations has on these ratios. These sensitivities only consider a single change to either a component of Capital, risk-adjusted assets or adjusted average assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than what is reflected in this table.

	Tier 1 Capital Ratio		Total Capital Ratio		Leverage Ratio
	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-adjusted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk-adjusted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average assets
Citigroup	0.8 bps	0.6 bps	0.8 bps	0.9 bps	0.4 bps	0.2 bps
Citibank, N.A.	1.1 bps	0.9 bps	1.1 bps	1.4 bps	0.8 bps	0.5 bps

Broker-Dealer Subsidiaries

        At March 31, 2008, Citigroup Global Markets Inc., an indirect wholly owned subsidiary of Citigroup Global Market Holdings Inc. (CGMHI), had net capital, computed in accordance with the Net Capital Rule, of $4.0 billion, which exceeded the minimum requirement by $3.1 billion.

        In addition, certain of the Company's broker-dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. The Company's broker-dealer subsidiaries were in compliance with their capital requirements at March 31, 2008.

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

        During the second half of 2007 and the first quarter of 2008 the Company took a series of actions to reduce potential funding risks related to short-term market dislocations. The amount of commercial paper outstanding was reduced and the weighted-average maturity was extended, the Parent Company liquidity portfolio (a portfolio of cash and highly liquid securities) and broker-dealer "cash box" (unencumbered cash deposits) were increased substantially, and the amount of unsecured overnight bank borrowings was reduced. As of March 31, 2008, the Parent Company liquidity portfolio and broker-dealer "cash box" totaled $30.0 billion as compared with $24.2 billion at December 31, 2007 and $11.4 billion at June 30, 2007. As a result of recent funding and capital actions, this balance totaled $54.8 billion at April 30, 2008.

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

        As of March 31, 2008, Citigroup's subsidiary depository institutions could declare dividends to their parent companies, without regulatory approval, of approximately $8.3 billion. In determining the dividends, each depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that, as of March 31, 2008, its subsidiary depository institutions could distribute dividends to Citigroup of the entire $8.3 billion.

        At March 31, 2008, long-term debt and commercial paper outstanding for Citigroup Parent Company, CGMHI, Citigroup Funding Inc. (CFI) and Citigroup's Subsidiaries were as follows:

In billions of dollars	Citigroup Parent company	CGMHI(1)	Citigroup Funding Inc.(1)	Other Citigroup Subsidiaries(2)
Long-term debt	$181.1	$25.1	$37.9	$180.9
Commercial paper	$—	$—	$37.3	$2.0

(1)
Citigroup Inc. guarantees all of CFI's debt and CGMHI's publicly issued securities.

(2)
At March 31, 2008, approximately $85.9 billion relates to collateralized advances from the Federal Home Loan Bank and $38.4 billion related to the consolidation of the CAI Structured Investment Vehicles.

        See Note 11 to the Consolidated Financial Statements on page 75 for further detail on long-term debt and commercial paper outstanding.

        Citigroup's ability to access the capital markets and other sources of wholesale funds, as well as the cost of these funds, is highly dependent on its credit ratings. The table below indicates the current ratings for Citigroup.

        On January 15, 2008, Standard & Poor's lowered Citigroup Inc.'s senior debt rating to "AA-" from "AA" and Citibank, N.A.'s long-term rating to "AA" from "AA+". Standard & Poor's changed the outlook on the ratings to "negative" and removed the "CreditWatch with negative implications" designation.

        On April 18, 2008, Fitch Ratings lowered Citigroup Inc.'s and Citibank, N.A.'s senior debt rating to "AA-" from "AA". In doing so, Fitch removed the rating from "Watch Negative" and applied a "Negative Outlook". Also on April 18, 2008, Moody's Investors Service placed the ratings of Citigroup Inc. and its subsidiaries on "Negative Outlook", and Standard & Poor's changed the outlook on Citigroup and its subsidiaries ratings to "CreditWatch Negative" from "Negative Outlook".

        As a result of the Citigroup guarantee, changes in ratings and ratings outlooks for Citigroup Funding Inc. are the same as those of Citigroup Inc. noted above.

Citigroup's Debt Ratings as of March 31, 2008

	Citigroup Inc.		Citigroup Funding Inc.		Citibank, N.A.
	Senior Debt	Commercial paper	Senior debt	Commercial paper	Long- term	Short- term
Fitch Ratings	AA	F1+	AA	F1+	AA	F1+
Moody's Investors Service	Aa3	P-1	Aa3	P-1	Aa1	P-1
Standard & Poor's	AA-	A-1+	AA-	A-1+	AA	A-1+

LIQUIDITY

        Citigroup's liquidity management is structured to optimize the free flow of funds through the Company's legal and regulatory structure. Principal constraints relate to legal and regulatory limitations, sovereign risk and tax considerations. Consistent with these constraints, Citigroup's primary objectives for liquidity management are established by entity and in aggregate across three main operating entities as follows:

  •
  Parent Holding Company

  •
  Broker-Dealer Entities

  •
  Bank Entities

        Within this construct, there is a funding framework for the Company's activities. The primary benchmark for the Parent and Broker-Dealer Entities is that on a combined basis, Citigroup maintains sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without accessing the unsecured markets. The resulting "short-term ratio" is monitored on a daily basis.

OFF-BALANCE SHEET ARRANGEMENTS

Overview

        Citigroup and its subsidiaries are involved with numerous types of off-balance-sheet arrangements, including special purpose entities (SPEs), lines and letters of credit and loan commitments.

Uses of SPEs

        An SPE is an entity in the form of a trust or other legal vehicle designed to fulfill a specific limited need of the company that organized it.

        The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup's financial assets, to assist clients in securitizing their financial assets, and to create investment products for clients. SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business, through the SPE's issuing debt and equity instruments, certificates, commercial paper, and other notes of indebtedness, which are recorded on the balance sheet of the SPE and not reflected on the transferring company's balance sheet, assuming applicable accounting requirements are satisfied. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or overcollateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit, liquidity put option or asset purchase agreement. The SPE can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors, or to limit or change the credit risk of the SPE. Citigroup may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts.

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

Variable Interest Entities

        VIEs are entities defined in FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" (FIN 46-R), and are entities that have either a total equity investment at risk that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights, right to receive the expected residual returns of the entity, and obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests, or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity. The variable interest holder, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both, is deemed to be the primary beneficiary and must consolidate the VIE. Consolidation under FIN 46-R is based on expected losses and residual returns, which consider various scenarios on a probability-weighted basis. Consolidation of a VIE is, therefore, determined based primarily on variability generated in scenarios that are considered most likely to occur, rather than based on scenarios that are considered more remote. Certain variable interests may absorb significant amounts of losses or residual returns contractually, but if those scenarios are considered very unlikely to occur, they may not lead to consolidation of the VIE.

        All of these facts and circumstances are taken into consideration when determining whether the Company has variable interests that would deem it the primary beneficiary and, therefore, require consolidation of the related VIE or otherwise rise to the level where disclosure would provide useful information to the users of the Company's financial statements. In some cases, it is qualitatively clear based on the extent of the Company's involvement or the seniority of its investments that the Company is not the primary beneficiary of the VIE. In other cases, a more detailed and quantitative analysis is required to make such a determination.

        The Company generally considers the following types of involvement to be significant:

  •
  Assisting in the structuring of a transaction and retaining any amount of debt financing (e.g., loans, notes, bonds, or other debt instruments) or an equity investment (e.g., common shares, partnership interests, or warrants);

  •
  Writing a "liquidity put" or other liquidity facility to support the issuance of short-term notes;

  •
  Writing credit protection (e.g., guarantees, letters of credit, credit default swaps or total return swaps where the Company receives the total return or risk on the assets held by the VIE); or

  •
  Certain transactions where the Company is the investment manager and receives variable fees for services.

        Thus, the Company's definition of "significant" involvement generally includes all variable interests held by the Company, even those where the likelihood of loss or the notional amount of exposure to any single legal entity is small. Involvement with a VIE as described above, regardless of the seniority or perceived risk of the Company's involvement, is included as significant.

        In various other transactions the Company may act as a derivative counterparty (for example, interest rate swap, cross-currency swap, or purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE); may act as underwriter or placement agent; may provide administrative, trustee, or other services; or may make a market in debt securities or other instruments issued by VIEs. The Company generally considers such involvement, by itself, "not significant" under FIN 46-R.

        Citigroup's total involvement with SPEs, including QSPEs, consolidated VIEs and significant unconsolidated VIEs as of March 31, 2008 and December 31, 2007 is presented below:

	March 31, 2008
In millions of dollars of SPE assets	Total involvement with SPEs	QSPE assets	Consolidated VIE assets	Significant unconsolidated VIE assets(1)
Global Consumer
Credit card securitizations	$120,695	$120,695	$—	$—
Mortgage loan securitizations	517,907	517,845	62	—
Investment funds	935	—	254	681
Leasing	35	—	35	—
Other	16,158	14,539	1,619	—

Total	$655,730	$653,079	$1,970	$681

Markets & Banking
Citi-administered asset-backed commercial paper conduits (ABCP)	$71,858	$—	$—	$71,858
Third-party commercial paper conduits	27,131	—	—	27,131
Collateralized debt obligations (CDOs)	64,932	—	18,198	46,734
Collateralized loan obligations (CLOs)	22,336	—	1,139	21,197
Mortgage loan securitizations	87,832	87,832	—	—
Asset-based financing	114,901	—	3,179	111,722
Municipal securities tender option bond trusts (TOBs)	37,748	9,758	15,751	12,239
Municipal investments	15,635	—	991	14,644
Client intermediation	17,094	—	4,627	12,467
Other	31,359	8,568	12,954	9,837

Total	$490,826	$106,158	$56,839	$327,829

Global Wealth Management
Investment Funds	$584	$—	$538	$46

Alternative Investments
Structured investment vehicles	$46,809	$—	$46,809	$—
Investment funds	16,719	—	6,577	10,142

Total	$63,528	$—	$53,386	$10,142

Corporate/Other
Trust preferred securities	$24,121	$—	$—	$24,121

Citigroup Total	$1,234,789	$759,237	$112,733	$362,819

(1)
A significant unconsolidated VIE is an entity where the Company has any variable interest, considered to be significant as discussed above, regardless of the likelihood of loss or the notional amount of exposure.

	December 31, 2007
In millions of dollars of SPE assets	Total involvement with SPEs	QSPE assets	Consolidated VIE assets		Significant unconsolidated VIE assets(1)
Global Consumer
Credit card securitizations	$125,109	$125,109		$—	$—
Mortgage loan securitizations	516,865	516,802		63	—
Investment funds	886	—		276	610
Leasing	35	—		35	—
Other	16,267	14,882		1,385	—

Total	$659,162	$656,793		$1,759	$610

Markets & Banking
Citi-administered asset-backed commercial paper conduits (ABCP)	$72,558	$—		$—	$72,558
Third-party commercial paper conduits	27,021	—		—	27,021
Collateralized debt obligations (CDOs)	74,106	—		22,312	51,794
Collateralized loan obligations (CLOs)	23,227	—		1,353	21,874
Mortgage loan securitizations	84,093	84,093		—	—
Asset-based financing	96,072	—		4,468	91,604
Municipal securities tender option bond trusts (TOBs)	50,129	10,556		17,003	22,570
Municipal investments	13,715	—		53	13,662
Client intermediation	12,383	—		2,790	9,593
Other	37,466	14,526		12,642	10,298

Total	$490,770	$109,175		$60,621	$320,974

Global Wealth Management
Investment Funds	$642	$—		$590	$52

Alternative Investments
Structured investment vehicles	$58,543	$—		$58,543	$—
Investment funds	10,979	—		45	10,934

Total	$69,522	$—		$58,588	$10,934

Corporate/Other
Trust preferred securities	$23,756	$—	$		$23,756

Citigroup Total	$1,243,852	$765,968		$121,558	$356,326

(1)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant as discussed above, regardless of the likelihood of loss, or the notional amount of exposure.

        These tables do not include:

  •
  Certain venture capital investments made by some of the Company's private equity subsidiaries as the Company accounts for these investments in accordance with the Investment Company Audit Guide.

  •
  Certain limited partnerships where the Company is the general partner and the limited partners have the right to replace the general partner or liquidate the funds.

  •
  Certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services.

  •
  VIEs structured by third parties where the Company holds securities in trading inventory. These investments are made on arm's-length terms, are typically held for relatively short periods of time and are not considered to represent significant involvement in the VIE.

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

        The following table reflects amounts related to the Company's securitized credit card receivables at March 31, 2008 and December 31, 2007:

In billions of dollars	March 31, 2008	December 31, 2007
Principal amount of credit card receivables in trusts	$120.7	$125.1

Ownership interests in principal amount of trust credit card receivables:
Sold to investors via trust-issued securities	$102.8	$102.3
Retained by Citigroup as trust-issued securities	5.5	4.5
Retained by Citigroup via non-certificated interests recorded as consumer loans	12.4	18.3

Total ownership interests in principal amount of trust credit card receivables	$120.7	$125.1

Other amounts recorded on the balance sheet related to interests retained in the trusts:
Amounts receivable from trusts	$4.0	$4.4
Amounts payable to trusts	1.7	1.6
Residual interest retained in trust cash flows	3.4	2.7

        The Company recorded net gains from securitization of credit card receivables of $221 million and $335 million during the first quarter of 2008 and 2007, respectively. Net gains reflect the following:

  •
  incremental gains from new securitizations

  •
  the reversal of the allowance for loan losses associated with receivables sold

  •
  net gains on replenishments of the trust assets offset by other-than-temporary impairments

  •
  mark-to-market changes for the portion of the residual interest classified as trading assets

Securitization of Originated Mortgage and Other Consumer Loans

        The Company's Consumer business provides a wide range of mortgage and other consumer loan products to its customers. Once originated, the Company often securitizes these loans (primarily mortgage and student loans). In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers.

        The Company's mortgage and student loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. However, the Company's Consumer business generally retains the servicing rights.

        The Company recognized gains related to the securitization of these mortgage and other consumer loan products of $3 million and $53 million in first quarter of 2008 and 2007, respectively.

Subprime Loan Modification Framework

        In the 2007 fourth quarter, the American Securitization Forum (ASF) issued the "Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans" (the ASF Framework) with the support of the U.S. Department of the Treasury. The purpose of this guidance is to provide evaluation procedures and prevent losses on securitized subprime residential mortgages that originated between January 1, 2005 and July 31, 2007 and that have an initial interest rate reset between January 1, 2008 and July 31, 2010. The framework segments securitized loans based on various factors, including the ability of the borrower to meet the initial terms of the loan and obtain refinancing. For certain eligible loans in the scope of the ASF Framework, a fast-track loan modification plan may be applied, under which the loan interest rate will be frozen at the introductory rate for a period of five years following the upcoming reset date. To qualify for fast-track modification, a loan must: currently be no more than 30 days delinquent and no more than 60 days delinquent in the past 12 months; have a loan-to-value ratio greater than 97%; be ineligible for FHA Secure; be subject to payment increases greater than 10% upon reset; and be for the primary residence of the borrower.

Primary Uses of SPEs by Markets & Banking

Citi-administered Asset-backed Commercial Paper Conduits

        The Company is active in the asset-backed commercial paper conduit business as administrator of several multi-seller commercial paper conduits, and also as a service provider to single-seller and other commercial paper conduits sponsored by third parties.

        The multi-seller commercial paper conduits are designed to provide the Company's customers access to low-cost funding in the commercial paper markets. The conduits purchase assets from or provide financing facilities to customers and are funded by issuing commercial paper to third-party investors. The conduits generally do not purchase assets originated by the Company. The funding of the conduit is facilitated by the liquidity support and credit enhancements provided by the Company and by certain third parties. As administrator to the conduits, the Company is responsible for selecting and structuring of assets purchased or financed by the conduits, making decisions regarding the funding of the conduits, including determining the tenor and other features of the commercial paper issued, monitoring the quality and performance of the conduits' assets, and facilitating the operations and cash flows of the conduits.

        In return, the Company earns structuring fees from clients for individual transactions and earns an administration fee from the conduit, which is equal to the income from client program and liquidity fees of the conduit after payment of interest costs and other fees. This administration fee is fairly stable, since most risks and rewards of the underlying assets are passed back to the customers and, once the asset pricing is negotiated, most ongoing income, costs and fees are relatively stable as a percentage of the conduit's size.

        The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party seller, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. Credit enhancements are sized based on historic asset performance to achieve an internal risk rating that, on average, approximates an AA or A rating.

        Substantially all of the funding of the conduits is in the form of commercial paper, with a weighted average life generally ranging from 30-40 days. As of March 31, 2008 and December 31, 2007, the weighted average life of the commercial paper issued was approximately 30 days. In addition, the conduits have issued Subordinate Loss Notes and equity with a notional amount of approximately $78 million and $77 million as of March 31, 2008 and December 31, 2007, respectively, with varying remaining tenors ranging from three months to eight years.

        The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, there are two additional forms of credit enhancement that protect the commercial paper investors from defaulting assets. First, the Subordinate Loss Notes issued by each conduit absorb any credit losses up to their full notional amount. It is expected that the Subordinate Loss Notes issued by each conduit are sufficient to absorb a majority of the expected losses from each conduit, thereby making the single investor in the Subordinate Loss Note the primary beneficiary under FIN 46-R. Second, each conduit has obtained either a letter of credit from the Company or a surety bond from a monoline insurer that will reimburse the conduit for any losses up to a specified amount, which is generally 8-10% of the conduit's assets. Where surety bonds are obtained, the Company, in turn, provides the surety bond provider a reimbursement guarantee up to a stated amount for aggregate losses incurred by any of the conduits covered by the surety bond. The total of the letters of credit and the reimbursement guarantee provided by the Company is approximately $2.1 billion and is considered in the Company's maximum exposure to loss. The net result across all multi-seller conduits administered by the Company is that, in the event of defaulted assets in excess of the transaction-specific credit enhancement described above, any losses in each conduit are allocated in the following order:

  •
  Subordinate Loss Note holders

  •
  the Company

  •
  the monoline insurer, if any (up to the 8%-10% cap), and

  •
  the commercial paper investors

        The Company, along with third parties, also provides the conduits with two forms of liquidity facilities that are used to provide funding to the conduits in the event of a market disruption, among other events. Each asset of the conduit is supported by a transaction-specific liquidity facility in the form of an asset purchase agreement (APA). Under the APA, the Company has agreed to purchase non-defaulted eligible receivables from the conduit at par. Any assets purchased under the APA are subject to increased pricing. The APA is not designed to provide credit support to the conduit, as it generally does not permit the purchase of defaulted or impaired assets and generally reprices the assets purchased to consider any potential increased credit risk. The APA covers all assets in the conduits and is considered in the Company's maximum exposure to loss. In addition, the Company provides the conduits with program-wide liquidity in the form of short-term lending commitments. Under these commitments, the Company has agreed to lend to the conduits in the event of a short-term disruption in the commercial paper market, subject to specified conditions. The total notional exposure under the program-wide liquidity agreement is $10.6 billion and is considered in the Company's maximum exposure to loss. The Company receives fees for providing both types of liquidity agreements, and considers these fees to be on fair market terms.

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of March 31, 2008 and December 31, 2007, the Company owned less than $12 million and $10 million, respectively, of commercial paper issued by its administered conduits.

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

        The Company models the credit risk of the conduit's assets using a Credit Value at Risk (C-VaR) model. The C-VaR model considers changes in credit spreads (both within a rating class as well as due to rating upgrades and downgrades), name-specific changes in credit spreads, credit defaults and recovery rates and diversification effects of pools of financial assets. The model incorporates data from independent rating agencies as well as the Company's own proprietary information regarding spread changes, ratings transitions and losses given default. Using this credit data, a Monte Carlo simulation is performed to develop a distribution of credit risk for the portfolio of assets owned by each conduit, which is then applied on a probability-weighted basis to determine expected losses due to credit risk. In addition, the Company continuously monitors the specific credit characteristics of the conduit's assets and the current credit environment to confirm that the C-VaR model used continues to incorporate the Company's best information regarding the expected credit risk of the conduit's assets.

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

        The fee variability and credit risk variability are then combined into a single distribution of the conduit's overall returns. This return distribution is updated and analyzed on at least a quarterly basis to ensure that the amount of the Subordinate Loss Notes issued to third parties is sufficient to absorb greater than 50% of the total expected variability in the conduit's returns. The expected variability absorbed by the Subordinate Loss Note investors is therefore measured to be greater than the expected variability absorbed by the Company through its liquidity arrangements and other fees earned, the surety bond providers, and the investors in commercial paper and medium-term notes. While the notional amounts of the Subordinate Loss Notes are quantitatively small compared to the size of the conduits, this is reflective of the fact that most of the substantive risks of the conduits are absorbed by the enhancements provided by the sellers and other third parties that provide transaction-level credit enhancement. Because FIN 46-R requires these risks and related enhancements to be excluded from the analysis, the remaining risks and expected variability are quantitatively small. The calculation of variability under FIN46-R focuses primarily on expected variability, rather than the risks associated with extreme outcomes (for example, large levels of default) that are expected to occur very infrequently. So while the Subordinate Loss Notes are sized appropriately compared to expected losses as measured in FIN 46-R, they do not provide significant protection against extreme or unusual credit losses.

        The following tables describe the important characteristics of assets owned by the administered multi-seller conduits as of March 31, 2008 and December 31, 2007:

		Credit rating distribution
	Weighted average life
		AAA	AA	A	BBB
March 31, 2008	1.3 years	28%	62%	8%	2%

December 31, 2007	2.5 years	30%	59%	9%	2%

	% of Total Portfolio
Asset Class	March 31, 2008	December 31, 2007
Student loans	23%	21%
Trade receivables	15%	16%
Credit cards and consumer loans	12%	13%
Portfolio finance	11%	11%
Commercial loans and corporate credit	11%	10%
Export finance	9%	9%
Auto	9%	8%
Residential mortgage	5%	7%
Other	5%	5%

Total	100%	100%

Third-party Conduits

        The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. The notional amount of these facilities is approximately $2.0 billion and $2.2 billion as of March 31, 2008 and December 31, 2007, respectively. No amounts were funded under these facilities as of March 31, 2008 and December 31, 2007.

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

        A cash CDO, or arbitrage CDO, is a CDO designed to take advantage of the difference between the yield on a portfolio of selected assets, typically residential mortgage-backed securities, and the cost of funding the CDO through the sale of notes to investors. "Cash flow" CDOs are vehicles in which the CDO passes on cash flows from a pool of assets, while "market value" CDOs pay to investors the market value of the pool of assets owned by the CDO at maturity. Both types of CDOs are typically managed by a third-party asset manager. In these transactions, all of the equity and notes issued by the CDO are funded, as the cash is needed to purchase the debt securities. In a typical cash CDO, a third-party investment manager selects a portfolio of assets, which the Company funds through a "warehouse" financing arrangement prior to the creation of the CDO. The Company then sells the debt securities to the CDO in exchange for cash raised through the issuance of notes. The Company's involvement in cash CDOs after issuance is typically limited to investing in a portion of the notes or loans issued by the CDO, making a market in those securities, and acting as derivative counterparty for interest rate or foreign currency swaps used in the structuring of the CDO.

        A synthetic CDO is similar to a cash CDO, except that the CDO obtains exposure to all or a portion of the referenced assets synthetically through derivative instruments, such as credit default swaps. Because the CDO does not need to raise cash sufficient to purchase the entire referenced portfolio, a substantial portion of the senior tranches of risk is typically passed on to CDO investors in the form of unfunded liabilities or derivative instruments. Thus, the CDO writes credit protection on selected referenced debt securities to the Company or third parties, and the risk is then passed on to the CDO investors in the form of funded notes or purchased credit protection through derivative instruments. Any cash raised from investors is invested in a portfolio of collateral securities or investment contracts. The collateral is then used to support the CDO's obligations on the credit default swaps written to counterparties. The Company's involvement in synthetic CDOs after issuance generally includes purchasing credit protection through credit default swaps with the CDO, owning a portion of the capital structure of the CDO in the form of both unfunded derivative positions (primarily super senior exposures discussed below) and funded notes, entering into interest rate swap and total return swap transactions with the CDO, lending to the CDO, and making a market in those funded notes.

        The following table describes credit ratings of assets of unconsolidated CDOs with which the Company had significant involvement as of March 31, 2008 and December 31, 2007:

		Credit rating distribution
	Weighted average life	A or higher	BBB	BB/B	CCC	Unrated
March 31, 2008	4.6 years	28%	27%	14%	25%	6%

December 31, 2007	5.1 years	40%	20%	12%	25%	3%

Commercial Paper CDOs (CPCDOs)

        During the second half of 2007, the market interest rates on commercial paper issued by certain CDO structures increased significantly. To pre-empt the formal exercise of liquidity puts provided by the Company to its CDO structures, the Company purchased all of the outstanding commercial paper issued by these entities, which totaled approximately $25 billion. Because of these purchases, which are deemed to be FIN 46-R reconsideration events, and because the value of the CDOs' commercial paper and subordinated tranches was deteriorating as the underlying collateral of the CDOs (primarily residential mortgage-backed securities) was being downgraded, the Company concluded that it was the primary beneficiary of these entities and began consolidating them in the fourth quarter of 2007.

        Upon consolidation, the Company reflected the underlying assets of the CDOs on its balance sheet in Trading account assets at fair value, eliminated the commercial paper assets previously recognized, and recognized the subordinate CDO liabilities (owned by third parties) at fair value. This resulted in a balance sheet gross-up of approximately $400 million as of December 31, 2007 compared to the prior accounting treatment as unconsolidated VIEs.

        During the first quarter of 2008 and the fourth quarter of 2007, the Company recognized pretax losses of $3.1 billion and $4.3 billion, respectively, for changes in the fair value of the consolidated CDOs' assets.

CDO Super Senior Exposure

        In addition to asset-backed commercial paper positions in consolidated CDOs, the Company has retained significant portions of the "super senior" positions issued by certain CDOs. These positions are referred to as "super senior," because they represent the most senior positions in the CDO and, at the time of structuring, were senior to tranches rated AAA by independent rating agencies. However, since inception of these transactions, the subordinate positions have diminished significantly in value and in rating. There have been substantial reductions in value of these super senior positions during the first quarter of 2008 and fourth quarter of 2007.

        While at inception of the transactions, the super senior tranches were well protected from the expected losses of these CDOs, subsequent declines in value of the subordinate tranches and the super senior tranches in the fourth quarter of 2007 indicated that the super senior tranches now are exposed to a significant portion of the expected losses of the CDOs, based on current market assumptions. The Company evaluates these transactions for consolidation when reconsideration events occur, as defined in FIN 46-R. The Company continues to monitor its involvement in these transactions and, if the Company were to acquire additional interests in these vehicles or if the CDOs' contractual arrangements were to be changed to reallocate expected losses or residual returns among the various interest holders, the Company may be required to consolidate the CDOs. The net result of such consolidation would be to gross up the Company's balance sheet by the current fair value of the subordinate securities held by third parties, which amounts are not considered material.

Collateralized Loan Obligations

        A collateralized loan obligation (CLO) is substantially similar to the CDO transactions described above, except that the assets owned by the SPE (either cash instruments or synthetic exposures through derivative instruments) are corporate loans and to a lesser extent corporate bonds, rather than asset-backed debt securities.

        The following table describes credit ratings of assets of unconsolidated CLOs with which the Company had significant involvement as of March 31, 2008 and December 31, 2007, respectively:

		Credit rating distribution
	Weighted average life	A or Higher	BBB	BB/B	CCC	Unrated
March 31, 2008	5.5 years	5%	6%	78%	0%	10%

December 31, 2007	5.0 years	7%	11%	56%	0%	26%

Mortgage Loan Securitizations

        CMB is active in structuring and underwriting residential and commercial mortgage-backed securitizations. In these transactions, the Company or its customer transfers loans into a bankruptcy-remote SPE. These SPEs are designed to be QSPEs as described above. The Company may hold residual interests and other securities issued by the SPEs until they can be sold to independent investors and makes a market in those securities on an ongoing basis. These securities are held as trading assets on the balance sheet, are managed as part of the Company's trading activities, and are marked to market with most changes in value recognized in earnings. The Company sometimes retains servicing rights for certain entities. The table on page 45 shows the assets for mortgage QSPEs in which CMB acted as principal in transferring mortgages to the QSPE.

Asset-Based Financing

        The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company, and related loan loss reserves are reported as part of the Company's Allowance for credit losses. Financings in the form of debt securities or derivatives are, in most circumstances, reported in Trading account assets and accounted for at fair value through earnings.

        The primary types of asset-based financing, total assets of the unconsolidated VIEs with significant involvement, and the Company's maximum exposure to loss at March 31, 2008 and December 31, 2007 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	March 31, 2008		December 31, 2007
Type	Total assets	Maximum exposure	Total assets	Maximum exposure
Commercial and other real estate	$48.0	$16.1	$34.3	$16.0
Hedge funds and equities	44.5	14.9	36.0	13.1
Asset purchasing vehicles/SIVs	7.7	2.3	10.2	2.5
Airplanes, ships and other assets	11.5	2.9	11.1	2.7

Total	$111.7	$36.2	$91.6	$34.3

        The Company's involvement in the asset purchasing vehicles and Structured Investment Vehicles (SIVs) sponsored and managed by third parties is primarily in the form of provided backstop liquidity. Those vehicles finance a majority of their asset purchases with commercial paper and short-term notes. Certain of the assets owned by the vehicles have suffered significant declines in fair value, leading to an inability to re-issue maturing commercial paper and short-term notes. Citigroup has been required to provide loans to those vehicles to replace maturing commercial paper and short-term notes, in accordance with the original terms of the backstop liquidity facilities.

        The asset quality of the third-party asset purchasing vehicle and SIVs to which the Company had provided backstop liquidity as of March 31, 2008 and December 31, 2007 consisted of the following:

	Credit rating distribution
	A or Higher	BBB	BB/B	CCC	Unrated
March 31, 2008	94%	2%	4%	0%	0%

December 31, 2007	96%	1%	3%	0%	0%

Municipal Securities Tender Option Bond (TOB) Trusts

        The Company sponsors TOB trusts that hold fixed- and floating-rate, tax-exempt securities issued by state and local municipalities. The trusts are single-issuer trusts whose assets are purchased from the Company and from the secondary market. The trusts issue long-term senior floating-rate notes ("Floaters") and junior residual securities ("Residuals"). The Floaters have a long-term rating based on the long-term rating of the underlying municipal bond and a short-term rating based on that of the liquidity provider to the trust. The Residuals are generally rated based on the long-term rating of the underlying municipal bond and entitle the holder to the residual cash flows from the issuing trust.

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

  •
  Proprietary TOB trusts are generally consolidated, in which case the financing (the Floaters) is recognized on the Company's balance sheet as a liability. However, certain proprietary TOB trusts are not consolidated by the Company, where the Residuals are held by hedge funds that are consolidated and managed by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge funds (and, thus, are not consolidated by the Company) under the application of the AICPA Investment Company Audit Guide, which precludes consolidation of owned investments. The Company consolidates the hedge funds because the Company holds controlling financial interests in the hedge funds. Certain of the Company's equity investments in the hedge funds are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge funds.

  •
  QSPE TOB trusts provide the Company with the same exposure as proprietary TOB trusts and are not consolidated by the Company.

        The total assets and other characteristics of the three categories of TOB trusts as of March 31, 2008 and December 31, 2007 are as follows:

March 31, 2008

			Credit rating distribution
TOB trust type	Total assets (in billions)	Weighted average life	AAA/Aaa	AA/Aa1- AA-/Aa3	Less than AA-/Aa3
Customer TOB Trusts (Not consolidated)	$11.7	9.9 years	68%	18%	14%
Proprietary TOB Trusts (Consolidated and Non-consolidated)	$22.9	21.5 years	69%	28%	3%
QSPE TOB Trusts (Not consolidated)	$9.8	2.8 years	79%	21%	—

December 31, 2007

			Credit rating distribution
TOB trust type	Total assets (in billions)	Weighted average life	AAA/Aaa	AA/Aa1- AA-/Aa3	Less than AA-/Aa3
Customer TOB Trusts (Not consolidated)	$17.6	8.4 years	84%	16%	—
Proprietary TOB Trusts (Consolidated and Non-consolidated)	$22.0	18.1 years	67%	33%	—
QSPE TOB Trusts (Not consolidated)	$10.6	3.0 years	80%	20%	—

        Credit rating distribution is based on the external rating of the municipal bonds within the TOB trusts, including any credit enhancement provided by monoline insurance companies or the Company in the primary or secondary markets, as discussed below. The total assets for proprietary TOB Trusts (Consolidated and Non-consolidated) include $7.1 billion and $5.0 billion of assets as of March 31, 2008 and December 31, 2007, respectively, where the Residuals are held by hedge funds that are consolidated and managed by the Company.

        The TOB trusts fund the purchase of their assets by issuing Floaters along with Residuals, which are frequently less than 1% of a trust's total funding. The tenor of the Floaters matches the maturity of the TOB trust and is equal to or shorter than the tenor of the municipal bond held by the trust, and the Floaters bear interest rates that are typically reset weekly to a new market rate (based on the SIFMA index). Floater holders have an option to tender the Floaters they hold back to the trust periodically. Customer TOB trusts issue the Floaters and Residuals to third parties. Proprietary and QSPE TOB trusts issue the Floaters to third parties, and the Residuals are held by the Company.

        Approximately $4.5 billion as of March 31, 2008 and $5.7 billion as of December 31, 2007 of the municipal bonds owned by TOB trusts have an additional credit guarantee provided by the Company. In all other cases, the assets are either unenhanced or are insured with a monoline insurance provider in the primary market or in the secondary market. While the trusts have not encountered any adverse credit events as defined in the underlying trust agreements, certain monoline insurance companies have experienced downgrades. In these cases, the Company has proactively managed the TOB programs by applying additional secondary market insurance on the assets or proceeding with orderly unwinds of the trusts.

        The Company, in its capacity as remarketing agent, facilitates the sale of the Floaters to third parties at inception of the trust and facilitates the reset of the Floater coupon and tenders of Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing (in which case the trust is unwound) or may choose to buy the Floaters into its own inventory and may continue to try to sell it to a third party investor. While the levels of the Company's inventory of Floaters fluctuates, the Company held approximately $0.4 billion and $0.9 billion of Floater inventory related to the TOB programs as of March 31, 2008 and December 31, 2007, respectively.

        If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bond is sold in the secondary market. If there is an accompanying shortfall in the trust's cash flows to fund the redemption of the Floaters after the sale of the underlying municipal bond, the trust draws on a liquidity agreement in an amount equal to the shortfall. Liquidity agreements are generally provided to the trust directly by the Company. For customer TOBs where the Residual is less than 25% of the trust's capital structure, the Company has a reimbursement agreement with the Residual holder under which the Residual holder reimburses the Company for any payment made under the liquidity arrangement. Through this reimbursement agreement, the Residual holder remains economically exposed to fluctuations in value of the municipal bond. These reimbursement agreements are actively margined based on changes in value of the underlying municipal bond to mitigate the Company's counterparty credit risk. In cases where a third party provides liquidity to a proprietary or QSPE TOB trust, a similar reimbursement arrangement is made whereby the Company (or a consolidated subsidiary of the Company) as Residual holder absorbs any losses incurred by the liquidity provider. As of March 31, 2008 and December 31, 2007, liquidity agreements provided with respect to customer TOB trusts totaled $10.4 billion and $14.4 billion, offset by reimbursement agreements in place with a notional amount of $8.1 billion and $11.5 billion, respectively. The remaining exposure relates to TOB transactions where the Residual owned by the customer is at least 25% of the bond value at the inception of the transaction. In addition, the Company has provided liquidity arrangements with a notional amount of $9.5 billion as of March 31, 2008, and $11.4 billion as of December 31, 2007, to QSPE TOB trusts and other non-consolidated proprietary TOB trusts described above.

        The Company considers the customer and proprietary TOB trusts (excluding QSPE TOB trusts) to be variable interest entities within the scope of FIN 46-R. Because third party investors hold the Residual and Floater interests in the customer TOB trusts, the Company's involvement and variable interests include only its role as remarketing agent and liquidity provider. On the basis of the variability absorbed by the customer through the reimbursement arrangement or significant residual investment, the Company does not consolidate the Customer TOB trusts. The Company's variable interests in the Proprietary TOB trusts include the Residual as well as the remarketing and liquidity agreements with the trusts. On the basis of the variability absorbed through these contracts (primarily the Residual), the Company generally consolidates the Proprietary TOB trusts. Finally, certain proprietary TOB trusts and QSPE TOB trusts are not consolidated by application of specific accounting literature. For the nonconsolidated proprietary TOB trusts and QSPE TOB trusts, the Company recognizes only its residual investment on its balance sheet at fair value and the third-party financing raised by the trusts is off-balance sheet.

Municipal Investments

        Municipal Investment transactions represent partnerships that finance the construction and rehabilitation of low-income affordable rental housing. The Company generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits earned from the affordable housing investments made by the partnership.

Client Intermediation

        Client intermediation transactions represent a range of transactions designed to provide investors with specified returns based on the returns of an underlying security, referenced asset or index. These transactions include credit-linked notes and equity-linked notes. In these transactions, the SPE typically obtains exposure to the underlying security, referenced asset or index through a derivative instrument such as a total return swap or a credit default swap. In turn, the SPE issues notes to investors that pay a return based on the specified underlying security, referenced asset or index. The SPE invests the proceeds in a financial asset or a guaranteed insurance contract (GIC) that serves as collateral for the derivative contract over the term of the transaction. The Company's involvement in these transactions includes being the counterparty to the SPE's derivative instruments and investing in a portion of the notes issued by the SPE. In certain transactions, the investor's maximum risk of loss is limited and the Company absorb risk of loss above a specified level.

        The Company's maximum risk of loss in these transactions is defined as the amount invested in notes issued by the SPE and the notional amount of any risk of loss absorbed by the Company through a separate instrument issued by the SPE. The derivative instrument held by the Company may generate a receivable from the SPE (for example, where the Company purchases credit protection from the SPE in connection with the SPE's issuance of a credit-linked note), which is collateralized by the assets owned by the SPE. These derivative instruments are not considered to be variable interests under FIN 46-R and any associated receivables are not included in the calculation of maximum exposure to the SPE.

Mutual Fund Deferred Sales Commission (DSC) Securitizations

        Mutual Fund Deferred Sales Commission (DSC) receivables are assets purchased from distributors of mutual funds that are backed by distribution fees and contingent deferred sales charges (CDSC) generated by the distribution of certain shares to mutual fund investors. These share investors pay no upfront load, but the shareholder agrees to pay, in addition to the management fee imposed by the mutual fund, the distribution fee over a period of time and the CDSC (a penalty for early redemption to recover lost distribution fees). Asset managers use the proceeds from the sale of DSC receivables to cover sales commissions owed to brokers associated with the shares sold.

        The Company purchases these receivables from mutual fund distributors and sells a diversified pool of receivables to a trust. The trust in turn issues two tranches of securities:

  •
  Senior term notes (generally 92-94%) via private placement to third-party investors. These notes are structured to have at least a single "A" rating standard. The senior notes receive all cash distributions until fully repaid, which is generally approximately 5-6 years;

  •
  A residual certificate in the trust (generally 6-8%) to the Company. This residual certificate is fully subordinated to the senior notes, and receives no cash flows until the senior notes are fully paid.

Primary Uses of SPEs by Alternative Investments

Structured Investment Vehicles

        Structured Investment Vehicles (SIVs) are SPEs that issue junior notes and senior debt (medium-term notes and short-term commercial paper) to fund the purchase of high quality assets. The junior notes are subject to the "first loss" risk of the SIVs. The SIVs provide a variable return to the junior note investors based on the net spread between the cost to issue the senior debt and the return realized by the high quality assets. The Company acts as investment manager for the SIVs and, prior to December 13, 2007, was not contractually obligated to provide liquidity facilities or guarantees to the SIVs.

        In response to the ratings review of the outstanding senior debt of the SIVs, for a possible downgrade announced by two ratings agencies and the continued reduction of liquidity in the SIV-related asset-backed commercial paper and medium-term note markets, on December 13, 2007, Citigroup announced its commitment to provide support facilities that would support the SIVs' senior debt ratings. As a result of this commitment, Citigroup became the SIVs' primary beneficiary and began consolidating these entities.

        On February 12, 2008, Citigroup finalized the terms of the support facilities, which take the form of a commitment to provide mezzanine capital to the SIVs in the event the market value of their junior notes approaches zero. The facilities rank senior to the junior notes but junior to the commercial paper and medium-term notes. The facilities are on arm's-length terms. Interest will be paid on the drawn amount of the facilities and a commitment fee will be paid on the unused portion. The termination date of the facilities is January 15, 2011, cancelable at any time at the discretion of the SIVs.

        The impact of this consolidation on Citigroup's Consolidated Balance Sheet as of March 31, 2008 and December 31, 2007 is as follows:

In billions of dollars	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$12.0	$11.8
Trading account assets	34.2	46.4
Other assets	0.6	0.3

Total assets	$46.8	$58.5

Liabilities
Short-term borrowings	$4.2	$11.7
Long-term borrowings	41.6	45.9
Other liabilities	1.0	0.9

Total liabilities	$46.8	$58.5

        Balances include intercompany assets of $1 billion and intercompany liabilities of $7 billion as of March 31, 2008 and December 31, 2007, respectively, which are eliminated in consolidation. In addition, Long-term borrowings include the current portion of medium-term notes with an original maturity of greater than 364 days.

        The following tables summarize the seven Citigroup-advised SIVs as of March 31, 2008 and December 31, 2007 as well as the aggregate asset mix and credit quality of the SIV assets.

In billions of dollars	March 31, 2008			December 31, 2007
SIV	Assets	Short-term borrowings	Long-term borrowings	Assets	Short-term borrowings	Long-term borrowings
Beta	$13.0	$0.1	$12.7	$14.8	$0.4	$14.2
Centauri	12.8	0.0	12.4	14.9	0.8	13.8
Dorada	6.8	0.3	6.4	8.4	1.0	7.2
Five	6.6	0.5	5.9	8.7	2.6	6.0
Sedna	5.8	2.5	3.3	9.1	5.5	3.6
Zela	1.3	0.7	0.6	1.9	1.1	0.7
Vetra	0.5	0.1	0.3	0.7	0.3	0.4

Total	$46.8	$4.2	$41.6	$58.5	$11.7	$45.9

	March 31, 2008				December 31, 2007
	Average Asset	Average Credit Quality(1)(2)			Average Asset	Average Credit Quality(1)(2)
	Mix	Aaa	Aa	A/Baa(3)	Mix	Aaa	Aa	A
Financial Institutions Debt	61%	12%	43%	6%	59%	12%	43%	4%
Sovereign Debt	—	—	—	—	1%	1%	—	—
Structured Finance
MBS—Non-U.S. residential	12%	12%	—	—	12%	12%	—	—
CBOs, CLOs, CDOs	6%	6%	—	—	6%	6%	—	—
MBS—U.S. residential	6%	6%	—	—	7%	7%	—	—
CMBS	4%	4%	—	—	4%	4%	—	—
Student loans	6%	6%	—	—	6%	6%	—	—
Credit cards	5%	5%	—	—	5%	5%	—	—
Total Structured Finance	39%	39%	—	—	40%	40%	—	—

Total	100%	51%	43%	6%	100%	53%	43%	4%

(1)
Credit ratings based on Moody's ratings as of March 31, 2008 and December 31, 2007.

(2)
The SIVs have no direct exposure to U.S. subprime assets and have approximately $51 million and $50 million of indirect exposure to subprime assets through CDOs, which are Aaa rated and carry credit enhancements as of March 31, 2008 and December 31, 2007.

(3)
The breakout between A rated financial institution debt and Baa rated debt is 4% and 2% respectively.

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

Certain Fixed Income Funds Managed by Alternative Investments

Falcon multi-strategy fixed income funds

        On February 20, 2008, the Company entered into a $500 million credit facility with the Falcon multi-strategy fixed income funds (the "Falcon funds") managed by Alternative Investments. As a result of providing this facility, the Company became the primary beneficiary of the Falcon funds and consolidated the assets and liabilities in its Consolidated Balance Sheet. At March 31, 2008, the total assets of the Falcon funds were approximately $4 billion.

ASTA/MAT municipal funds

        On March 3, 2008, the Company made an equity investment of $661 million (under a $1 billion commitment) which provides for gain sharing with unaffiliated investors, in the Municipal Opportunity Funds (MOFs). The MOFs are funds managed by Alternative Investments that make leveraged investments in tax-exempt municipal bonds and accept investments through feeder funds known as ASTA and MAT. As a result of the Company's equity commitment, the Company became the primary beneficiary of the MOFs and consolidated the assets and liabilities in its Consolidated Balance Sheet. At March 31, 2008, the total assets of the MOFs were approximately $2 billion.

Primary Uses of SPEs by Corporate/Other

Trust Preferred Securities

        The Company has raised financing through the issuance of trust preferred securities. In these transactions, the Company forms a statutory business trust and owns all of the voting equity shares of the trust. The trust issues preferred equity securities to third-party investors and invests the gross proceeds in junior subordinated deferrable interest debentures issued by the Company. These trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the preferred equity securities held by third-party investors. These trusts' obligations are fully and unconditionally guaranteed by the Company.

        Because the sole asset of the trust is a receivable from the Company, the Company is not permitted to consolidate the trusts under FIN 46-R, even though the Company owns all of the voting equity shares of the trust, has fully guaranteed the trusts' obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its balance sheet as long-term liabilities.

        See Note 11 on page 75 for additional information about the Company's involvement with trust preferred securities. See Note 14 on page 80 for additional information regarding the Company's off-balance-sheet arrangements with respect to securitizations and SPEs.

Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model

        In April 2008, the FASB voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." While the revised standard has not been finalized and the Board's proposals will be subject to a public comment period, this change may have a significant impact on Citigroup's consolidated financial statements as the Company may lose sales treatment for assets previously sold to a QSPE, as well as for future sales. This proposed revision could be effective as early as January 2009. As of March 31, 2008, the total assets of QSPEs to which Citigroup, acting as principal, has transferred assets and received sales treatment were $760 billion.

        In connection with the proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FIN 46(R). First, the Board will now include former QSPEs in the scope of FIN 46(R). In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a primarily qualitative determination of control instead of today's risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly. The previous rules required reconsideration only when specified reconsideration events occurred. As of March 31, 2008, the total assets of significant unconsolidated VIEs with which Citigroup is involved were approximately $363 billion.

        The Company will be evaluating the impact of these changes on Citigroup's consolidated financial statements once the actual guidelines are completed.

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of March 31, 2008 and December 31, 2007:

In millions of dollars	U.S.	Outside of U.S.	March 31, 2008	December 31, 2007
Financial standby letters of credit and foreign office guarantees	$53,347	$28,603	$81,950	$87,066
Performance standby letters of credit and foreign office guarantees	5,994	12,531	18,525	18,055
Commercial and similar letters of credit	1,650	8,099	9,749	9,175
One- to four-family residential mortgages	5,893	763	6,656	4,587
Revolving open-end loans secured by one- to four-family residential properties	30,266	3,346	33,612	35,187
Commercial real estate, construction and land development	3,291	812	4,103	4,834
Credit card lines(1)	961,838	157,858	1,119,696	1,103,535
Commercial and other consumer loan commitments(2)	295,614	160,897	456,511	473,631

Total	$1,357,893	$372,909	$1,730,802	$1,736,070

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $238 billion and $259 billion with original maturity of less than one year at March 31, 2008 and December 31, 2007, respectively.

        See Note 17 to the Consolidated Financial Statements on page 107 for additional information on credit commitments and lines of credit.

Highly Leveraged Financing Commitments

        Included in the line item "Commercial and other consumer loan commitments" in the table above are highly leveraged financing commitments, which are agreements that provide funding to a borrower with higher levels of debt (measured by the ratio of debt capital to equity capital of the borrower) than is generally the case for other companies. Highly leveraged financing is commonly employed in corporate acquisitions, management buy-outs and similar transactions.

        As a result, debt service (that is, principal and interest payments) absorbs a significant portion of the cash flows generated by the borrower's business. Consequently, the risk that the borrower may not be able to service its debt obligations is greater. Due to this risk, the interest rates and fees charged for this type of financing are generally higher than other types of financing.

        Prior to funding, highly leveraged financing commitments are assessed for impairment in accordance with SFAS 5 and losses are recorded when they are probable and reasonably estimable. For the portion of loan commitments that relate to loans that will be held for investment, loss estimates are made based on the borrower's ability to repay the facility according to its contractual terms. For the portion of loan commitments that relate to loans that will be held for sale, loss estimates are made in reference to current conditions in the resale market (both interest rate risk and credit risk are considered in the estimate). Loan origination, commitment, underwriting, and other fees are netted against any recorded losses.

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

        Due to the dislocation of the credit markets and the reduced market interest in higher risk/higher yield instruments during the second half of 2007 and the first quarter of 2008, liquidity in the market for highly leveraged financings has continued to decline significantly during that period.

        Citigroup's exposures for highly leveraged financings totaled $38 billion at March 31, 2008 ($21 billion in funded and $17 billion in unfunded commitments). This compares to total commitments of $43 billion ($22 billion funded and $21 billion unfunded) at December 31, 2007. During the first quarter of 2008, the Company recorded a net $3.1 billion pretax write down on its highly leveraged financing commitments as a result of the reduction in liquidity in the market for such instruments.

        Subsequent to March 31, 2008, the Company transferred approximately $12 billion of loans to third parties, of which $8.5 billion relates to the highly leveraged loans and commitments. In these transactions, the third parties purchased subordinate interests backed by the transferred loans. These subordinate interests absorb first loss on the transferred loans and provide the third parties with control of the loans. The company retained senior debt securities backed by the transferred loans, and purchased protection on these retained senior positions via total return swaps. The credit risk in the total return swap is protected through margin arrangements that provide for both initial margin as well as additional margin at specified triggers. These transactions were accounted for as sales of the transferred loans. The loans were removed from the balance sheet and the retained securities are classified as available-for-sale securities on the Company's balance sheet. Due to the initial cash margin received and ongoing margin requirements on the total return swaps, and the substantive subordinate investments made by third parties, the Company believes that the transactions substantially mitigate the Company's risk related to these transferred loans.

FAIR VALUATION

        For a division of fair value of assets and liabilities, see Note 16 to the Consolidated Financial Statements on page 95.

CONTROLS AND PROCEDURES

Disclosure

        The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Company's disclosure controls and procedures were effective.

Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        These forward-looking statements involve external risks and uncertainties including, but not limited, to those described in the Company's 2007 Annual Report on Form 10-K section entitled "Risk Factors": economic conditions; credit, market and liquidity risk; competition; country risk; operational risk; fiscal and monetary policies; reputational and legal risk; and certain regulatory considerations. Risks and uncertainties disclosed in this 10-Q include, but are not limited to:

  •
  the effectiveness of the hedging products used in connection with Securities & Banking's trading positions in U.S. subprime RMBS and related products, including ABS CDOs, in the event of material changes in market conditions; and

  •
  the impact the elimination of QSPEs from the guidance in SFAS 140 may have on the Company's consolidated financial statements.

Citigroup Inc.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended March 31,
In millions of dollars, except per share amounts
	2008	2007(1)
Revenues
Interest revenue	$29,950	$28,174
Interest expense	16,477	17,562

Net interest revenue	$13,473	$10,612

Commissions and fees	$1,671	$5,602
Principal transactions	(6,661)	3,168
Administration and other fiduciary fees	2,317	1,949
Realized gains (losses) from sales of investments	(119)	473
Insurance premiums	983	838
Other revenue	1,555	2,817

Total non-interest revenues	$(254)	$14,847

Total revenues, net of interest expense	$13,219	$25,459

Provision for credit losses and for benefits and claims
Provision for loan losses	$5,751	$2,706
Policyholder benefits and claims	275	261
Provision for unfunded lending commitments	—	—

Total provision for credit losses and for benefits and claims	$6,026	$2,967

Operating expenses
Compensation and benefits	$9,080	$8,699
Net occupancy expense	1,788	1,529
Technology/communication expense	1,226	979
Advertising and marketing expense	679	617
Restructuring expense	15	1,377
Other operating expenses	3,428	2,370

Total operating expenses	$16,216	$15,571

Income (loss) before income taxes and minority interest	$(9,023)	$6,921
Provision (benefits) for income taxes	(3,891)	1,862
Minority interest, net of income taxes	(21)	47

Net income (loss)	$(5,111)	$5,012

Basic earnings per share	$(1.02)	$1.02

Weighted average common shares outstanding	5,085.6	4,877.0

Diluted earnings per share(2)	$(1.02)	$1.01

Adjusted weighted average common shares outstanding	5,591.1	4,967.9

(1)
Reclassified to conform to the current period's presentation.

(2)
Diluted Shares used in the diluted EPS calculation represent basic shares for the first quarter of 2008 due to the net loss. Using actual diluted shares would result in anti-dilution.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$30,837	$38,206
Deposits at interest with banks	73,318	69,366
Federal funds sold and securities borrowed or purchased under agreements to resell (including $77,126 and $84,305 as of March 31, 2008 and December 31, 2007, respectively, at fair value)	239,006	274,066
Brokerage receivables	65,653	57,359
Trading account assets (including $140,404 and $157,221 pledged to creditors as of March 31, 2008 and December 31, 2007, respectively)	578,437	538,984
Investments (including $22,306 and $21,449 pledged to creditors as of March 31, 2008 and December 31, 2007, respectively)	204,155	215,008
Loans, net of unearned income
Consumer	596,987	592,307
Corporate (including $3,304 and $3,727 as of March 31, 2008 and December 31, 2007, respectively, at fair value)	192,856	185,686

Loans, net of unearned income	$789,843	$777,993
Allowance for loan losses	(18,257)	(16,117)

Total loans, net	$771,586	$761,876
Goodwill	43,622	41,204
Intangible assets (including $7,716 and $8,380 at March 31,2008 and December 31,2007, respectively, at fair value)	23,945	22,687
Other assets (including $2,648 and $9,802 as of March 31, 2008 and December 31, 2007 respectively, at fair value)	169,289	168,875

Total assets	$2,199,848	$2,187,631

Liabilities
Non-interest-bearing deposits in U.S. offices	$43,779	$40,859
Interest-bearing deposits in U.S. offices (including $1,500 and $1,337 as of March 31, 2008 and December 31, 2007, respectively, at fair value)	226,285	225,198
Non-interest-bearing deposits in offices outside the U.S.	45,230	43,335
Interest-bearing deposits in offices outside the U.S. (including $2,142 and $2,261 as of March 31, 2008 and December 31, 2007, respectively, at fair value)	515,914	516,838

Total deposits	$831,208	$826,230
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $179,917 and $199,854 as of March 31, 2008 and December 31, 2007, respectively, at fair value)	279,561	304,243
Brokerage payables	95,597	84,951
Trading account liabilities	201,986	182,082
Short-term borrowings (including $9,023 and $13,487 as of March 31, 2008 and December 31, 2007, respectively, at fair value)	135,799	146,488
Long-term debt (including $71,147 and $79,312 as of March 31, 2008 and December 31, 2007, respectively, at fair value)	424,959	427,112
Other liabilities (including $2,568 and $1,568 as of March 31, 2008 and December 31, 2007, respectively, at fair value)	102,519	102,927

Total liabilities	$2,071,629	$2,074,033

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	$19,384	$—
Common stock ($.01 par value; authorized shares: 15 billion), issued shares- 5,477,416,086 shares at March 31, 2008 and at December 31, 2007	55	55
Additional paid-in capital	11,131	18,007
Retained earnings	115,050	121,920
Treasury stock, at cost: March 31, 2008—227,582,983 shares and December 31, 2007—482,834,568 shares	(10,020)	(21,724)
Accumulated other comprehensive income (loss)	(7,381)	(4,660)

Total stockholders' equity	$128,219	$113,598

Total liabilities and stockholders' equity	$2,199,848	$2,187,631

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31,
In millions of dollars, except shares in thousands
	2008	2007
Preferred stock at aggregate liquidation value
Balance, beginning of period	$—	$1,000
Issuance of preferred stock	19,384	—

Balance, end of period	$19,384	$1,000

Common stock and additional paid-in capital
Balance, beginning of period	$18,062	$18,308
Employee benefit plans	(3,387)	(913)
Issuance of shares for Nikko Cordial acquisition	(3,485)	—
Other	(4)	1

Balance, end of period	$11,186	$17,396

Retained earnings
Balance, beginning of period	$121,920	$129,267
Adjustment to opening balance, net of tax(1)	—	(186)

Adjusted balance, beginning of period	$121,920	$129,081
Net income (loss)	(5,111)	5,012
Common dividends(2)	(1,676)	(2,682)
Preferred dividends	(83)	(16)

Balance, end of period	$115,050	$131,395

Treasury stock, at cost
Balance, beginning of period	$(21,724)	$(25,092)
Issuance of shares pursuant to employee benefit plans	3,843	1,904
Treasury stock acquired(3)	(6)	(645)
Issuance of shares for Nikko Cordial acquisition	7,858	—
Other	9	—

Balance, end of period	$(10,020)	$(23,833)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(4,660)	$(3,700)
Adjustment to opening balance, net of tax(4)	—	149

Adjusted balance, beginning of period	$(4,660)	$(3,551)
Net change in unrealized gains and losses on investment securities, net of tax	(2,387)	159
Net change in cash flow hedges, net of tax	(1,638)	(439)
Net change in foreign currency translation adjustment, net of tax	1,273	(121)
Pension liability adjustment, net of tax	31	77

Net change in Accumulated other comprehensive income (loss)	$(2,721)	$(324)

Balance, end of period	$(7,381)	$(3,875)

Total common stockholders' equity (shares outstanding: 5,249,833 at March 31, 2008 and 4,994,581 at December 31, 2007)	$108,835	$121,083

Total stockholders' equity	$128,219	$122,083

Comprehensive income (loss)
Net income (loss)	$(5,111)	$5,012
Net change in Accumulated other comprehensive income (loss)	(2,721)	(324)

Total comprehensive income (loss)	$(7,832)	$4,688

(1)
The adjustment to the opening balance of Retained earnings represents the total of the after-tax gain (loss) amounts for the adoption of the following accounting pronouncements:

•
SFAS 157 for $75 million,

•
SFAS 159 for ($99) million,

•
FSP 13-2 for ($148) million, and

•
FIN 48 for ($14) million.

  See Notes 1 and 16 on pages 65 and 95, respectively.

(2)
Common dividends declared were $0.32 per share in the first quarter of 2008 and $0.54 per share in the first quarter of 2007.

(3)
All open market repurchases were transacted under an existing authorized share repurchase plan.

(4)
The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities as well as several miscellaneous items previously reported in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The related unrealized gains and losses were reclassified to Retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Notes 1 and 16 on pages 65 and 95 for further discussions.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
In millions of dollars
	2008	2007
Net income (loss)	$(5,111)	$5,012
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of deferred policy acquisition costs and present value of future profits	81	79
Additions to deferred policy acquisition costs	(105)	(110)
Depreciation and amortization	812	573
Provision for credit losses	5,751	2,706
Change in trading account assets	(39,453)	(66,140)
Change in trading account liabilities	19,904	28,015
Change in federal funds sold and securities borrowed or purchased under agreements to resell	35,060	(21,108)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	(24,682)	44,435
Change in brokerage receivables net of brokerage payables	2,352	(3,928)
Net losses/(gains) from sales of investments	119	(473)
Change in loans held-for-sale	6,369	(1,513)
Other, net	489	(5,965)

Total adjustments	$6,697	$(23,429)

Net cash used in operating activities	$1,586	$(18,417)

Cash flows from investing activities
Change in deposits at interest with banks	$(3,952)	$(2,384)
Change in loans	(83,273)	(72,413)
Proceeds from sales and securitizations of loans	67,525	61,333
Purchases of investments	(92,497)	(81,229)
Proceeds from sales of investments	39,571	39,017
Proceeds from maturities of investments	58,849	34,393
Capital expenditures on premises and equipment	(744)	(784)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	1,165	516
Business acquisitions	—	(2,353)

Net cash used in investing activities	$(13,356)	$(23,904)

Cash flows from financing activities
Dividends paid	$(1,759)	$(2,698)
Issuance of common stock	46	394
Issuance of preferred stock	19,384	—
Treasury stock acquired	(6)	(645)
Stock tendered for payment of withholding taxes	(286)	(819)
Issuance of long-term debt	19,900	34,760
Payments and redemptions of long-term debt	(27,502)	(25,393)
Change in deposits	4,978	24,902
Change in short-term borrowings	(10,689)	9,718

Net cash provided by financing activities	$4,066	$40,219

Effect of exchange rate changes on cash and cash equivalents	$335	$9

Change in cash and due from banks	$(7,369)	$(2,093)
Cash and due from banks at beginning of period	$38,206	$26,514

Cash and due from banks at end of period	$30,837	$24,421

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$(141)	$1,826
Cash paid during the period for interest	$17,120	$15,332

Non-cash investing activities
Transfers to repossessed assets	$766	$453

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$23,138	$28,966
Deposits at interest with banks	58,460	57,216
Federal funds sold and securities purchased under agreements to resell	27,649	23,563
Trading account assets (including $21,469 and $22,716 pledged to creditors as of March 31, 2008 and December 31, 2007, respectively)	259,778	215,454
Investments (including $2,769 and $3,099 pledged to creditors as of March 31, 2008 and December 31, 2007, respectively)	135,604	150,058
Loans, net of unearned income	655,303	644,597
Allowance for loan losses	(11,972)	(10,659)

Total loans, net	$643,331	$633,938
Goodwill	19,857	19,294
Intangible assets	10,271	11,007
Premises and equipment, net	7,797	8,191
Interest and fees receivable	8,088	8,958
Other assets	98,530	95,070

Total assets	$1,292,503	$1,251,715

Liabilities
Non-interest-bearing deposits in U.S. offices	$43,993	$41,032
Interest-bearing deposits in U.S. offices	181,173	186,080
Non-interest-bearing deposits in offices outside the U.S.	40,910	38,775
Interest-bearing deposits in offices outside the U.S.	520,316	516,517

Total deposits	$786,392	$782,404
Trading account liabilities	89,669	59,472
Purchased funds and other borrowings	85,992	74,112
Accrued taxes and other expense	11,085	12,752
Long-term debt and subordinated notes	177,192	184,317
Other liabilities	45,840	39,352

Total liabilities	$1,196,170	$1,152,409

Stockholder's equity
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	$751	$751
Surplus	69,154	69,135
Retained earnings	31,026	31,915
Accumulated other comprehensive income (loss)(1)	(4,598)	(2,495)

Total stockholder's equity	$96,333	$99,306

Total liabilities and stockholder's equity	$1,292,503	$1,251,715

(1)
Amounts at March 31, 2008 and December 31, 2007 include the after-tax amounts for net unrealized gains (losses) on investment securities of ($3.204) billion and ($1.262) billion, respectively, for foreign currency translation of $2.486 billion and $1.687 billion, respectively, for cash flow hedges of ($3.093) billion and ($2.085) billion, respectively, and for pension liability adjustments of ($787) million and ($835) million, respectively.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements as of March 31, 2008 and for the three-month period ended March 31, 2008 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2007 Annual Report on Form 10-K.

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

Significant Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified five policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations, Income Taxes and Legal Reserves. The Company, in consultation with the Audit and Risk Management Committee of the Board of Directors, has reviewed and approved these significant accounting policies, which are further described in the Company's 2007 Annual Report on Form 10-K.

ACCOUNTING CHANGES

SEC Staff Guidance on Loan Commitments Recorded at Fair Value through Earnings

        On January 1, 2008, the Company adopted Staff Accounting Bulletin No. 109 (SAB 109), which requires that the fair value of a written loan commitment that is marked to market through earnings should include the future cash flows related to the loan's servicing rights. However, the fair value measurement of a written loan commitment still must exclude the expected net cash flows related to internally developed intangible assets (such as customer relationship intangible assets).

        SAB 109 applies to two types of loan commitments: (1) written mortgage loan commitments for loans that will be held-for-sale when funded that are marked to market as derivatives under FAS 133 (derivative loan commitments); and (2) other written loan commitments that are accounted for at fair value through earnings under Statement 159's fair-value election. SAB 109 supersedes SAB 105, which applied only to derivative loan commitments and allowed the expected future cash flows related to the associated servicing of the loan to be recognized only after the servicing asset had been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB 109 was applied prospectively to loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adopting this SAB was immaterial.

Netting of Cash Collateral against Derivative Exposures

        During April 2007, the FASB issued FASB Staff Position No. FIN 39-1, "Amendment of FASB Interpretation No. 39" (FSP FIN 39-1) modifying certain provisions of FIN 39, "Offsetting of Amounts Related to Certain Contracts". This amendment clarified the acceptability of the existing market practice of offsetting the amounts recorded for cash collateral receivables or payables against the fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting agreement, which was the Company's prior accounting practice. Thus, this amendment did not affect the Company's consolidated financial statements as of March 31, 2008.

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

  •
  Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

        Under SFAS 157, Citigroup is required to take into account its own credit risk when measuring the fair value of derivative positions as well as the other liabilities for which fair value accounting has been elected under SFAS 155, "Accounting for certain Hybrid Financial Instruments" (SFAS 155) and SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). The adoption of SFAS 157 has also resulted in some other changes to the valuation techniques used by Citigroup when determining fair value, most notably the changes to the way that the probability of default of a counterparty is factored in and the elimination of a derivative valuation adjustment which is no longer necessary under SFAS 157. The cumulative effect at January 1, 2007, of making these changes was a gain of $250 million after-tax ($402 million pretax), or $0.05 per diluted share, which was recorded in the first quarter of 2007 earnings within the Securities and Banking business.

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

        See Note 16 on page 95 for additional information.

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

        The Company is presently under audit by the Internal Revenue Service (IRS) for 2003-2005. It is reasonably possible that the exam will conclude within the next 12 months. An estimate of the change in FIN 48 liabilities cannot be made at this time due to the number of items still being reviewed by the IRS.

Leveraged Leases

        On January 1, 2007, the Company adopted FASB Staff Position No. 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction" (FSP 13-2), which provides guidance regarding changes or projected changes in the timing of cash flows relating to income taxes generated by a leveraged lease transaction.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Business Combinations

        In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations" (SFAS 141(R)), which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS 141, "Business Combinations". SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in

SFAS 141(R) are: (1) acquisition and restructuring would be now expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and noncontractual contingencies that meet the more-likely-than-not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings. Noncontractual contingencies that do not meet the more-likely-than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets & liabilities, including the minority interest portion and goodwill is recorded as if a 100% interest was acquired.

        SFAS 141(R) is effective for Citigroup on January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement.

Noncontrolling Interests in Subsidiaries

        In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS 160), which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries (that is, minority interests) in consolidated financial statements and for the loss of control of subsidiaries.

        SFAS 160 requires: (1) the equity interest of noncontrolling shareholders, partners, or other equity holders in subsidiaries to be accounted for and presented in equity, separately from the parent shareholder's equity, rather than as liabilities or as "mezzanine" items between liabilities and equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

        SFAS 160 is effective for Citigroup on January 1, 2009. Early application is not allowed. The Company is currently evaluating the potential impact of adopting this statement.

Sale with Repurchase Financing Agreements

        In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." The objective of this FSP is to provide implementation guidance on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions.

        Current practice records the transfer as a sale and the repurchase agreement as a financing. The FSP requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement's price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset. The scope of this FSP is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another.

        The FSP will be effective for Citigroup on January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the potential impact of adopting this FSP.

Investment Company Audit Guide (SOP 07-1)

        In July 2007, the AICPA issued Statement of Position 07-1, "Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" (SOP 07-1), which was expected to be effective for fiscal years beginning on or after December 15, 2007. However, in February 2008, the FASB delayed the effective date indefinitely by issuing an FSP SOP 07-1-1, "Effective Date of AICPA Statement of Position 07-1." SOP 07-1 sets forth more stringent criteria for qualifying as an investment company than does the predecessor Audit Guide. In addition, SOP 07-1 establishes new criteria for a parent company or equity method investor to retain investment company accounting in their consolidated financial statements. Investment companies record all their investments at fair value with changes in value reflected in earnings. The Company is currently evaluating the potential impact of adopting SOP 07-1.

Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model

        In April 2008, the FASB voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." While the revised standard has not been finalized and the Board's proposals will be subject to a public comment period, this change may have a significant impact on Citigroup's consolidated financial statements as the Company may lose sales treatment for assets previously sold to a QSPE, as well as for future sales. This proposed revision could be effective as early as January 2009. As of March 31, 2008, the total assets of QSPEs to which Citigroup, acting as principal, has transferred assets and received sales treatment were $760 billion.

        In connection with the proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FIN 46(R). First, the Board will now include former QSPEs in the scope of FIN 46(R). In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a primarily qualitative determination of control instead of today's risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly. The previous rules required reconsideration only when specified reconsideration events occurred. As of March 31, 2008, the total assets of significant unconsolidated VIEs with which Citigroup is involved were approximately $363 billion.

        The Company will be evaluating the impact of these changes on Citigroup's consolidated financial statements once the actual guidelines are completed.

Disclosures about Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161), an amendment of SFAS 133. The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS 133 and related interpretations. The standard will be effective for all of the Company's interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how Citigroup accounts for these instruments.

2.     Business Segments

        The following table presents certain information regarding the Company's operations by segment:

	Revenues, net of interest expense		Provision (benefit) for income taxes		Net income (loss)(1)(2)		Identifiable assets
	First Quarter
In millions of dollars, except identifiable assets in billions							Mar. 31, 2008	Dec. 31, 2007(3)
	2008	2007(3)	2008	2007(3)	2008	2007(3)
Global Consumer	$15,207	$13,137	$493	$1,095	$1,434	$2,593	$748	$736
Markets & Banking	(4,476)	8,926	(4,367)	869	(5,671)	2,661	1,233	1,233
Global Wealth Management	3,274	2,818	168	251	299	448	112	104
Alternative Investments	(358)	562	(304)	138	(509)	222	67	73
Corporate/Other(2)	(428)	16	119	(491)	(664)	(912)	40	42

Total	$13,219	$25,459	$(3,891)	$1,862	$(5,111)	$5,012	$2,200	$2,188

(1)
Includes pretax provisions for credit losses and for benefits and claims in the Global Consumer results of $5.8 billion and $2.7 billion; in the Markets & Banking results of $249 million and $254 million; and in the GWM results of $21 million and $17 million for the first quarter of 2008 and 2007, respectively.

(2)
Corporate/Other reflects the restructuring charge of $1.377 billion in the 2007 first quarter. Of this total charge, $942 million is attributable to Global Consumer; $277 million to Markets & Banking; $55 million to GWM; $7 million to Alternative Investments; and $96 million to Corporate/Other. See Note 6 on page 71 for further discussion.

(3)
Reclassified to conform to the current period's presentation.

3.     Interest Revenue and Expense

        For the three months ended March 31, 2008 and 2007 respectively, interest revenue and expense consisted of the following:

	Three Months Ended March 31,
In millions of dollars
	2008	2007(1)
Interest revenue
Loan interest, including fees	$17,141	$14,942
Deposits at interest with banks	805	709
Federal funds sold and securities purchased under agreements to resell	3,172	4,289
Investments, including dividends	2,699	3,540
Trading account assets(2)	4,799	3,930
Other interest	1,334	764

Total interest revenue	$29,950	$28,174

Interest expense
Deposits	$6,300	$6,558
Trading account liabilities(2)	333	307
Short-term debt and other liabilities	5,353	6,947
Long-term debt	4,491	3,750

Total interest expense	$16,477	$17,562

Net interest revenue	$13,473	$10,612
Provision for loan losses	5,751	2,706

Net interest revenue after provision for loan losses	$7,722	$7,906

(1)
Reclassified to conform to the current period's presentation.

(2)
Interest expense on Trading account liabilities of Markets & Banking is reported as a reduction of interest revenue for Trading account assets.

4.     Commissions and Fees

        Commissions and fees revenue includes charges to customers for credit and bank cards, including transaction-processing fees and annual fees; advisory, and equity and debt underwriting services; lending and deposit-related transactions, such as loan commitments, standby letters of credit, and other deposit and loan servicing activities; investment management- related fees, including brokerage services, and custody and trust services; and insurance fees and commissions.

        The following table presents commissions and fees revenue for the three months ended March 31, 2008 and 2007:

In millions of dollars	2008	2007(1)
Credit cards and bank cards	$1,213	$1,270
Investment banking	795	1,390
Smith Barney	763	774
Markets & Banking trading-related	702	686
Other Consumer	356	216
Transaction services	353	231
Checking-related	330	287
Nikko Cordial-related(2)	300	—
Other Markets & Banking	130	57
Primerica	110	116
Loan servicing(3)	(284)	261
Corporate finance(4)	(3,111)	295
Other	14	19

Total commissions and fees	$1,671	$5,602

(1)
Reclassified to conform to the current period's presentation.

(2)
Commissions and fees for Nikko Cordial have not been detailed due to unavailability of the information.

(3)
Includes fair value adjustments on mortgage servicing assets. The mark-to-market on the underlying economic hedges of the MSRs is included in Other revenue.

(4)
Includes write-downs of approximately $3.1 billion net of underwriting fees, on funded and unfunded highly leveraged finance commitments. Write-downs were recorded on all highly leveraged finance commitments where there was value impairment, regardless of funding date.

5.     Retirement Benefits

        The Company has several non-contributory defined benefit pension plans covering U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The principal U.S. defined benefit plan which formerly covered substantially all U.S. employees, is closed to new entrants and effective January 1, 2008 no longer accrues benefits for most employees. Employees satisfying certain age and service requirements remain covered by a prior final pay formula.

        The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. For information on the Company's Retirement Benefit Plans and Pension Assumptions, see Citigroup's 2007 Annual Report on Form 10-K.

        The following table summarizes the components of the net expense recognized in the Consolidated Statement of Income for the three months ended March 31, 2008 and 2007.

Net Expense (Benefit)

	Three Months Ended March 31,
	Pension Plans				Postretirement Benefit Plans
	U.S. Plans(1)(2)		Plans Outside U.S.		U.S. Plans		Plans Outside U.S.
In millions of dollars
	2008	2007	2008	2007	2008	2007	2008	2007
Benefits earned during the period	$8	$67	$51	$44	$—	$1	$7	$6
Interest cost on benefit obligation	164	163	83	74	15	15	20	18
Expected return on plan assets	(233)	(222)	(128)	(107)	(2)	(3)	(28)	(24)
Amortization of unrecognized:
Net transition obligation	—	—	—	1	—	—	—	—
Prior service cost (benefit)	(1)	(1)	1	—	—	(1)	—	—
Net actuarial loss	—	27	9	13	—	1	3	2

Net expense (benefit)	$(62)	$34	$16	$25	$13	$13	$2	$2

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $10 million and $12 million for the three months ended March 31, 2008 and 2007, respectively.

(2)
In 2006, the Company announced that commencing January 1, 2008, the U.S. qualified pension plan would be frozen. Accordingly, effective January 1, 2008 existing plan participants no longer accrue cash balance benefits. However, certain employees still covered under the prior final pay benefit formula will continue to accrue benefits.

Employer Contributions

        Citigroup's pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements, rather than to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), if appropriate to its tax and cash position and the plan's funded position. At March 31, 2008 and December 31, 2007, there were no minimum required contributions and no discretionary cash or non-cash contributions are currently planned for the U.S. plans. For the non-U.S. plans, the Company contributed $31 million as of March 31, 2008. Citigroup presently anticipates contributing an additional $116 million to fund its non-U.S. plans in 2008 for a total of $147 million.

6.     Restructuring

        During the first quarter of 2007, the Company completed a review of its structural expense base in a Company-wide effort to create a more streamlined organization, reduce expense growth and provide investment funds for future growth initiatives.

        For the three months ended March 31, 2008, Citigroup recorded a pretax restructuring charge of $15 million.

        The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges began in the second quarter of 2007 in addition to normal scheduled depreciation.

        Additional charges totaling approximately $29 million pre-tax are anticipated to be recorded by the end of the second quarter of 2008. Of this charge, $5 million is attributable to Global Consumer, $2 million to Global Wealth Management and $22 million to Corporate/Other.

        The following table details the Company's restructuring reserves.

	Severance
In millions of dollars	SFAS 112(1)	SFAS 146(2)	Contract termination costs	Asset write- downs(3)	Employee termination cost	Total Citigroup
Total Citigroup (pretax)
Original restructuring charge, First quarter of 2007	$950	$11	$25	$352	$39	$1,377
Utilization	—	—	—	(268)	—	(268)

Balance at March 31, 2007	$950	$11	$25	$84	$39	$1,109

Second quarter of 2007:
Additional Charge	$8	$12	$23	$19	$1	$63
Foreign exchange	8	—	1	—	—	9
Utilization	(197)	(18)	(12)	(72)	(4)	(303)

Balance at June 30, 2007	$769	$5	$37	$31	$36	$878

Third quarter of 2007:
Additional Charge	$11	$14	$—	$—	$10	$35
Foreign exchange	8	—	1	—	—	9
Utilization	(195)	(13)	(9)	(10)	(23)	(250)

Balance at September 30, 2007	$593	$6	$29	$21	$23	$672

Fourth quarter of 2007:
Additional Charge	23	70	6	8	—	107
Foreign Exchange	3	—	—	—	—	3
Utilization	(155)	(44)	(7)	(13)	(6)	(225)
Changes in Estimates(4)	(39)	—	(6)	(1)	(8)	(54)

Balance at December 31, 2007	$425	$32	$22	$15	$9	$503

First quarter of 2008:
Additional Charge	5	5	3	2	—	15
Foreign Exchange	5	—	—	—	—	5
Utilization	(114)	(22)	(4)	(2)	(1)	(143)

Balance at March 31, 2008	$321	$15	$21	$15	$8	$380

(1)
Accounted for in accordance with SFAS No. 112, "Employer's Accounting for Post Employment Benefits" (SFAS 112).

(2)
Accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).

(3)
Accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).

(4)
The change in estimate is attributable to lower than anticipated costs of implementing certain projects and a reduction in the scope of certain initiatives.

        Since the beginning of this initiative approximately 18,700 positions have been eliminated, after considering attrition and redeployment within the Company.

        The total restructuring reserve balance as of March 31, 2008, the net restructuring charges for first quarter 2008 and the cumulative net restructuring charges incurred to date under the first quarter 2007 restructuring initiative are presented below by business segment. These net charges were included in the Corporate/Other segment because this company-wide restructuring was a corporate initiative.

		Restructuring charges
In millions of dollars	Ending balance March 31, 2008	Three months ended March 31, 2008	Cumulative balance since inception(1)
Global Consumer	$258	$11	$1,015
Markets & Banking	43	1	300
Global Wealth Management	28	1	97
Alternative Investments	—	—	7
Corporate/Other	51	2	124

Total Citigroup (pretax)	$380	$15	$1,543

(1)
Amounts shown net of $54 million related to changes in estimates recorded during the fourth quarter 2007, of which $41 million is attributable to Global Consumer, $7 million to Markets & Banking, $2 million to GWM and $4 million to Corporate/Other.

7.     Earnings Per Share

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007:

In millions, except per share amounts	March 31, 2008	March 31, 2007
Net income (loss)	$(5,111)	$5,012
Preferred dividends	(83)	(16)

Income available to common stockholders for basic EPS	(5,194)	4,996
Effect of dilutive securities	66	—

Income available to common stockholders for diluted EPS(1)	$(5,128)	$4,996

Weighted average common shares outstanding applicable to basic EPS	5,085.6	4,877.0
Effect of dilutive securities:
Convertible securities	489.2	—
Options	0.9	26.7
Restricted and deferred stock	15.4	64.2

Adjusted weighted average common shares outstanding applicable to diluted EPS	5,591.1	4,967.9

Basic earnings per share	$(1.02)	$1.02

Diluted earnings per share(1)(2)	$(1.02)	$1.01

(1)
Due to the net loss in the first quarter of 2008, income available to common stockholders for basic EPS was used to calculate diluted earnings per share. Adding back the effect of dilutive securities would result in anti-dilution.

(2)
Due to the net loss in the first quarter of 2008, basic shares were used to calculate diluted earnings per share. Adding dilutive securities to the denominator would result in anti-dilution.

8.     Trading Account Assets and Liabilities

        Trading account assets and liabilities, at fair value, consisted of the following at March 31, 2008 and December 31, 2007:

In millions of dollars	March 31, 2008	December 31, 2007(1)
Trading account assets
U.S. Treasury and federal agency securities	$33,664	$32,180
State and municipal securities	18,005	18,574
Foreign government securities	68,748	52,332
Corporate and other debt securities	140,481	156,242
Derivatives(2)	124,481	76,881
Equity securities	90,373	106,868
Mortgage loans and collateralized mortgage securities	51,761	56,740
Other	50,924	39,167

Total trading account assets	$578,437	$538,984

Trading account liabilities
Securities sold, not yet purchased	$76,003	$78,541
Derivatives(2)	125,983	103,541

Total trading account liabilities	$201,986	$182,082

(1)
Reclassified to conform to the current period's presentation.

(2)
Pursuant to master netting agreements.

9.     Investments

In millions of dollars	March 31, 2008	December 31, 2007
Securities available-for-sale	$181,165	$193,113
Non-marketable equity securities carried at fair value(1)	14,603	13,603
Non-marketable equity securities carried at cost(2)	8,386	8,291
Debt securities held-to-maturity(3)	1	1

Total	$204,155	$215,008

(1)
Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(2)
Non-marketable equity securities carried at cost are periodically evaluated for other-than-temporary impairment.

(3)
Recorded at amortized cost.

        The amortized cost and fair value of securities available-for-sale at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008				December 31, 2007
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Fair value
Securities available-for-sale
Mortgage-backed securities	$62,017	$432	$4,086	$58,363	$63,888	$63,075
U.S. Treasury and federal agencies	17,208	124	61	17,271	19,428	19,424
State and municipal	13,604	81	946	12,739	13,342	13,206
Foreign government	69,889	570	474	69,985	72,339	72,075
U.S. corporate	11,770	48	588	11,230	13,250	12,850
Other debt securities	7,683	87	112	7,658	8,734	8,717

Total debt securities available-for-sale	$182,171	$1,342	$6,267	$177,246	$190,981	$189,347

Marketable equity securities available-for-sale	$1,506	$2,431	$18	$3,919	$1,404	$3,766

Total securities available-for-sale	$183,677	$3,773	$6,285	$181,165	$192,385	$193,113

        Citigroup invests in certain complex investment company structures known as Master-Feeder funds by making direct investments in the Feeder funds. Each Feeder fund records its net investment in the Master fund, which is the sole or principal investment of the Feeder fund, and does not consolidate the Master Fund. Citigroup consolidates Feeder funds where it has a controlling interest. At March 31, 2008, the total assets of Citigroup's consolidated Feeder funds amounted to approximately $0.5 billion. Citigroup has not consolidated approximately $3.2 billion of additional assets and liabilities recorded in the related Master Funds' financial statements.

10.   Goodwill and Intangible Assets

Goodwill

        The changes in goodwill during the first three months of 2008 were as follows:

In millions of dollars	Goodwill
Balance at December 31, 2007	$41,204
Purchase of the remaining shares of Nikko Cordial	1,492
Purchase accounting adjustment—BOOC acquisition	100
Acquisition of the U.S. branches of Banco de Chile	88
Purchase accounting adjustment—Bisys acquisition	68
Foreign exchange translation and other	670

Balance at March 31, 2008	$43,622

        During the first quarter of 2008, no goodwill was written off due to impairment.

Intangible Assets

        The components of intangible assets were as follows:

	March 31, 2008			December 31, 2007
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$8,846	$4,287	$4,559	$8,499	$4,045	$4,454
Core deposit intangibles	1,570	687	883	1,435	518	917
Other customer relationships	4,328	207	4,121	2,746	197	2,549
Present value of future profits	429	261	168	427	257	170
Other(1)	5,422	1,228	4,194	5,783	1,157	4,626

Total amortizing intangible assets	$20,595	$6,670	$13,925	$18,890	$6,174	$12,716
Indefinite-lived intangible assets	2,304	N/A	2,304	1,591	N/A	1,591
Mortgage servicing rights	7,716	N/A	7,716	8,380	N/A	8,380

Total intangible assets	$30,615	$6,670	$23,945	$28,861	$6,174	$22,687

(1)
Includes contract-related intangible assets.

N/A
Not Applicable.

        The changes in intangible assets during the first three months of 2008 were as follows:

In millions of dollars	Net carrying amount at December 31, 2007	Acquisitions	Amortization	Impairments(1)	FX and other(2)	Net carrying amount at March 31, 2008
Purchased credit card relationships	$4,454	$85	$(165)	$—	$185	$4,559
Core deposit intangibles	917	—	(39)	—	5	883
Other customer relationships	2,549	1,355	(57)	—	274	4,121
Present value of future profits	170	—	(3)	—	1	168
Indefinite-lived intangible assets	1,591	550	—	—	163	2,304
Other	4,626	78	(82)	(202)	(226)	4,194

	$14,307	$2,068	$(346)	$(202)	$402	$16,229

Mortgage servicing rights(3)	8,380					7,716

Total intangible assets	$22,687					$23,945

(1)
During the first quarter of 2008, Old Lane notified investors in its multi-strategy hedge fund that they would have the opportunity to redeem their investments in the fund, without restriction, effective July 31, 2008. In April 2008, substantially all unaffiliated investors had notified Old Lane of their intention to redeem their investments. Based on the Company's expectation of the level of redemptions in the fund, the Company expects that the cash flows from the hedge fund management contract will be lower than previously estimated. The Company performed an impairment analysis of the intangible asset relating to the hedge fund management contract. As a result, an impairment loss of $202 million, representing the remaining unamortized balance of the intangible assets, was recorded in operating expenses in the results of the Alternative Investments segment. The fair value was estimated using a discounted cash flow approach.

(2)
Includes foreign exchange translation and purchase accounting adjustments.

(3)
See page 82 for the roll-forward of mortgage servicing rights.

11.   Debt

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings as follows:

In millions of dollars	March 31, 2008	December 31, 2007
Commercial paper
Citigroup Funding Inc.	$37,331	$34,939
Other Citigroup Subsidiaries	2,016	2,404

	$39,347	$37,343
Other short-term borrowings	96,452	109,145

Total short-term borrowings	$135,799	$146,488

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

Long-Term Debt

In millions of dollars at year end	March 31, 2008	December 31, 2007
Citigroup Parent Company	$181,109	$171,637
Other Citigroup Subsidiaries(1)	180,876	187,657
Citigroup Global Markets Holdings Inc.(2)	25,095	31,401
Citigroup Funding Inc.(3)(4)	37,879	36,417

Total long term debt	$424,959	$427,112

(1)
At March 31, 2008 and December 31, 2007, collateralized advances from the Federal Home Loan Bank are $85.9 billion and $86.9 billion, respectively.

(2)
Includes Targeted Growth Enhanced Term Securities (TARGETS) with no carrying value at March 31, 2008 and $48 million issued by TARGETS Trust XXIV at December 31, 2007 (the "CGMHI Trust"). CGMHI owns all of the voting securities of the CGMHI Trust. The CGMHI Trust has no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the CGMHI Trust's common securities. The CGMHI Trust's obligations under the TARGETS are fully and unconditionally guaranteed by CGMHI, and CGMHI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

(3)
Includes Targeted Growth Enhanced Term Securities (CFI TARGETS) with carrying values of $54 million and $55 million issued by TARGETS Trusts XXV and XXVI at March 31, 2008 and December 31, 2007, respectively, (collectively, the "CFI Trusts"). CFI owns all of the voting securities of the CFI Trusts. The CFI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the CFI TARGETS and the CFI Trusts' common securities. The CFI Trusts' obligations under the CFI TARGETS are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

(4)
Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $312 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4 and 2008-1 at March 31, 2008 and $301 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3 and 2007-4 (collectively, the "Safety First Trusts") at December 31, 2007. CFI owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the Safety First Trust Securities and the Safety First Trusts' common securities. The Safety First Trusts' obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        CGMHI has a syndicated five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $3.0 billion, which matures in 2011. CGMHI also has three-year and one-year bilateral facilities totaling $1.375 billion with unaffiliated banks with borrowings maturing on various dates in 2008 and 2009. At March 31, 2008, $800 million of the bilateral facilities were drawn.

        CGMHI also has committed long-term financing facilities with unaffiliated banks. At March 31, 2008, CGMHI had drawn down the full $2.075 billion available under these facilities, of which $1.08 billion is guaranteed by Citigroup. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

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

        Long-term debt at March 31, 2008 and December 31, 2007 includes $24.1 billion and $23.8 billion, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware. The trusts exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

        Citigroup has contractually agreed not to redeem or purchase (i) the 6.50% Enhanced Trust Preferred Securities of Citigroup Capital XV before September 15, 2056, (ii) the 6.45% Enhanced Trust Preferred Securities of Citigroup Capital XVI before December 31, 2046, (iii) the 6.35% Enhanced Trust Preferred Securities of Citigroup Capital XVII before March 15, 2057, (iv) the 6.829% Fixed Rate/Floating Rate Enhanced Trust Preferred Securities of Citigroup Capital XVIII before June 28, 2047, (v) the 7.250% Enhanced Trust Preferred Securities of Citigroup Capital XIX before August 15, 2047, (vi) the 7.875% Enhanced Trust Preferred Securities of Citigroup Capital XX before December 15, 2067, and (vii) the 8.300% Fixed Rate/Floating Rate Enhanced Trust Preferred Securities of Citigroup Capital XXI before December 21, 2067 unless certain conditions, described in Exhibit 4.03 to Citigroup's Current Report on Form 8-K filed on September 18, 2006, in Exhibit 4.02 to Citigroup's Current Report on Form 8-K filed on November 28, 2006, in Exhibit 4.02 to Citigroup's Current Report on Form 8-K filed on March 8, 2007, in Exhibit 4.02 to Citigroup's Current Report on Form 8-K filed on July 2, 2007, in Exhibit 4.02 to Citigroup's Current Report on Form 8-K filed on August 17, 2007, in Exhibit 4.2 to Citigroup's Current Report on Form 8-K filed on November 27, 2007, and in Exhibit 4.2 to Citigroup's Current Report on Form 8-K filed on December 21, 2007, respectively, are met. These agreements are for the benefit of the holders of Citigroup's 6.00% Junior Subordinated Deferrable Interest Debentures due 2034.

        Citigroup owns all of the voting securities of these subsidiary trusts. These subsidiary trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the subsidiary trusts and the subsidiary trusts' common securities. These subsidiary trusts' obligations are fully and unconditionally guaranteed by Citigroup.

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at March 31, 2008:

Trust securities with distributions guaranteed by Citigroup						Junior subordinated debentures owned by trust
					Common shares issued to parent
	Issuance date	Securities issued	Liquidation value	Coupon rate		Amount(1)	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	200,000	$200	7.625%	6,186	$206	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	24,000,000	600	6.000%	742,269	619	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIV	June 2006	22,600,000	565	6.875%	40,000	566	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	47,400,000	1,185	6.500%	40,000	1,186	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	64,000,000	1,600	6.450%	20,000	1,601	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	44,000,000	1,100	6.350%	20,000	1,101	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	500,000	994	6.829%	50	994	June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	49,000,000	1,225	7.250%	20	1,226	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	31,500,000	788	7.875%	20,000	788	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	3,500,000	3,500	8.300%	500	3,501	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXIX	Nov. 2007	1,875,000	1,875	6.320%	10	1,875	Mar. 15, 2041	Mar. 15, 2013
Citigroup Capital XXX	Nov. 2007	1,875,000	1,875	6.455%	10	1,875	Sept. 15, 2041	Sept. 15, 2013
Citigroup Capital XXXI	Nov. 2007	1,875,000	1,875	6.700%	10	1,875	Mar. 15, 2042	Mar. 15, 2014
Citigroup Capital XXXII	Nov. 2007	1,875,000	1,875	6.935%	10	1,875	Sept. 15, 2042	Sept. 15, 2014
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 07, 2033	Jan. 07, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$23,525			$23,687

(1)
Represents the proceeds received from the Trust at the date of issuance.

        In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital III, Citigroup Capital XVIII and Citigroup Capital XXI on which distributions are payable semiannually.

        During 2007, Citigroup issued $1.1 billion, $0.9 billion, $1.225 billion, $788 million, $3.5 billion and $7.5 billion related to the Enhanced Trust Preferred Securities of Citigroup Capital XVII, XVIII, XIX, XX, XXI, and XXIX-XXXII (ADIA) respectively.

12.   Preferred Stock

        The following table summarizes the Company's Preferred stock outstanding at March 31, 2008 and December 31, 2007:

					Carrying Value (in millions of dollars)
				Approximately convertible to Citigroup common shares
	Dividend Rate	Redemption price per depositary share	Number of depositary shares		March 31, 2008	December 31, 2007
Series T(1)	6.500%	$50	63,373,000	93,944,135	$3,169	$—
Series A(2)	7.000%	$50	137,600,000	217,573,120	6,880	—
Series B(2)	7.000%	$50	60,000,000	94,872,000	3,000	—
Series C(2)	7.000%	$50	20,000,000	31,624,000	1,000	—
Series D(2)	7.000%	$50	15,000,000	23,718,000	750	—
Series J(2)	7.000%	$50	9,000,000	14,230,800	450	—
Series K(2)	7.000%	$50	8,000,000	12,649,600	400	—
Series L1(2)	7.000%	$50	100,000	158,120	5	—
Series N(2)	7.000%	$50	300,000	474,360	15	—
Series AA(3)	8.125%	$25	148,600,000	—	3,715	—

				489,244,135	$19,384	$—

(1)
Issued on January 23, 2008 and January 29, 2008 as depositary shares, each representing a 1/1000th interest in a share of the corresponding series of Non-Cumulative Convertible Preferred Stock. Redeemable in whole or in part on or after February 15, 2015. Convertible into Citigroup common stock at a conversion rate of approximately 1.4824 per depositary share, which is subject to adjustment under certain conditions. The dividend of $0.81 per depositary share is payable quarterly when, as and if declared by the Company's Board of Directors. Redemption is subject to a capital replacement covenant.

(2)
Issued on January 23, 2008 as depositary shares, each representing a 1/1000th interest in a share of the corresponding series of Non-Cumulative Convertible Preferred Stock. Redeemable in whole or in part on or after February 15, 2015. Convertible into Citigroup common stock at a conversion rate of approximately 1.5812 per depositary share, which is subject to adjustment under certain conditions. The dividend of $0.88 per depositary share is payable quarterly when, as and if declared by the Company's Board of Directors. Redemption is subject to a capital replacement covenant.

(3)
Issued on January 25, 2008 as depositary shares, each representing 1/1000tth interest in a share of the corresponding series of Non-Cumulative Preferred Stock. Redeemable in whole or in part on or after February 15, 2018. The dividend of $0.51 per depositary share is payable quarterly when, as and if declared by the Company's Board of Directors. Redemption is subject to a capital replacement covenant.

        On April 28, 2008, the Company issued an additional $6 billion of 8.40% fixed rate/floating rate non-cumulative preferred stock, known as Series E, in a public offering. Dividends will be paid semi-annually on the Series E at a fixed rate for the first 10 years, until April 30, 2018, after which dividends will be paid quarterly at a floating rate so long as the Series E preferred stock remains outstanding.

13.   Changes in Accumulated Other Comprehensive Income (Loss)

        Changes in each component of "Accumulated Other Comprehensive Income (Loss)" for the three-month period ended March 31, 2008 were as follows:

In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2007	$471	$(772)	$(3,163)	$(1,196)	$(4,660)
Decrease (increase) in net unrealized gains (losses) on investment securities, net of taxes(1)	(2,345)	—	—	—	(2,345)
Less: Reclassification adjustment for losses included in net income, net of taxes	(42)	—	—	—	(42)
Foreign currency translation adjustment, net of taxes(2)	—	1,273	—	—	1,273
Cash flow hedges, net of taxes(3)	—	—	(1,638)	—	(1,638)
Pension liability adjustment, net of taxes	—	—	—	31	31

Change	$(2,387)	$1,273	$(1,638)	$31	$(2,721)

Balance, March 31, 2008	$(1,916)	$501	$(4,801)	$(1,165)	$(7,381)

(1)
Primarily related to mortgage-backed securities activity.

(2)
Reflects, among other items, the movements in the Japanese yen, Mexican peso, Euro, Korean won, and Turkish lira against the U.S. dollar, and changes in related tax effects.

(3)
Primarily reflects the decrease in market interest rates during the first quarter of 2008 in Citigroup's pay-fixed/receive-floating swap programs hedging floating rate deposits and long-term debt. Also reflects the widening of interest rate spreads during the period.

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

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In connection with the securitization of these loans, the Company's U.S. Consumer business retains the servicing rights, which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the Company is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer, or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Markets & Banking retains servicing for a limited number of its mortgage securitizations.

        The following tables summarize selected cash flow information related to credit card, mortgage, and certain other securitizations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008
In billions of dollars	Credit cards	U.S. Consumer mortgages	Markets & Banking mortgages	Other
Proceeds from new securitizations	$10.0	$23.7	$2.0	$0.1
Proceeds from collections reinvested in new receivables	55.0	—	—	0.3
Contractual servicing fees received	0.5	0.4	—	—
Cash flows received on retained interests and other net cash flows	2.0	0.2	0.1	0.1

	Three Months Ended March 31, 2007
In billions of dollars	Credit cards	U.S. Consumer mortgages	Markets & Banking mortgages	Other
Proceeds from new securitizations	$6.3	$20.5	$16.5	$1.4
Proceeds from collections reinvested in new receivables	51.9	—	—	0.5
Contractual servicing fees received	0.5	0.3	—	—
Cash flows received on retained interests and other net cash flows	2.1	—	—	—

        The Company recognized gains on securitizations of U.S. Consumer mortgages of $2 million and $53 million for the three months periods ended March 31, 2008 and 2007, respectively. The gains declined in 2008 due to the adoption of SFAS 159 for most mortgage loans held-for-sale. In the first quarter of 2008 and 2007, the Company recorded gains of $221 million and $335 million related to the securitization of credit card receivables. Gains recognized on the securitization of Markets & Banking activities and other assets during the first three months of 2008 and 2007 were $5 million and $13 million, respectively.

        Key assumptions used for the securitization of credit cards, mortgages, and certain other assets during the first quarter of 2008 and 2007 in measuring the fair value of retained interests at the date of sale or securitization are as follows:

Three Months Ended March 31, 2008
	Credit cards	U.S. Consumer Mortgages	Markets & Banking Mortgages
Discount rate	13.3% to 17.9%	10.6% to 13.2%	0.7% to 47.8%
Constant prepayment rate	7.0% to 21.1%	7.3% to 25.3%	4.0% to 37.5%
Anticipated net credit losses	4.7% to 7.2%	N/A	20.0% to 85.0%

Three Months Ended March 31, 2007
	Credit cards	U.S. Consumer Mortgages	Markets & Banking Mortgages
Discount rate	12.8% to 16.2%	10.4% to 17.2%	4.1% to 27.9%
Constant prepayment rate	6.5% to 21.2%	7.9% to 21.4%	10.0% to 52.5%
Anticipated net credit losses	3.7% to 6.1%	N/A	24.0% to 100.0%

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

        At March 31, 2008, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Key Assumptions at March 31, 2008

	March 31, 2008
	Credit Cards	U.S. Consumer Mortgages(1)	Markets & Banking Mortgages	Other(2)
Discount rate	14.5% to 17.9%	13.8%	0.7% to 47.8%	11.0% to 13.0%
Constant prepayment rate	7.0% to 20.4%	14.5%	4.0% to 37.5%	1.5% to 11.5%
Anticipated net credit losses	5.2% to 6.7%	N/A	20.0% to 85.0%	0.3% to 0.7%
Weighted average life	10.6 to 11.0 months	7 years	0.7 to 17.4 years	3.8 years

(1)
Includes mortgage servicing rights.

(2)
Other includes student loans and other assets.

	March 31, 2008
In millions of dollars	Credit cards	U.S. Consumer mortgages	Markets & Banking mortgages	Other(1)
Carrying value of retained interests	$12,594	$13,278	$3,401	$1,784

Discount Rates
Adverse change of 10%	$(38)	$(363)	$(216)	$(27)
Adverse change of 20%	(134)	(700)	(310)	(53)

Constant prepayment rate
Adverse change of 10%	$(211)	$(593)	$(19)	$(13)
Adverse change of 20%	(413)	(1,155)	(32)	(26)

Anticipated net credit losses
Adverse change of 10%	$(536)	$(7)	$(97)	$(8)
Adverse change of 20%	(1,067)	(15)	(171)	(15)

(1)
Other includes student loans and other assets. Sensitivity analysis excludes $609 million of retained interests that are valued using third-party quotations and thus are not dependent on proprietary valuation models.

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

In millions of dollars, except loans in billions	Mar. 31, 2008	Dec. 31, 2007
Loan amounts, at period end
On balance sheet	$83.7	$88.5
Securitized amounts	109.3	108.1
Loans held-for-sale	0.9	1.0

Total managed loans	$193.9	$197.6

Delinquencies, at period end
On balance sheet	$1,792	$1,820
Securitized amounts	2,113	1,864
Loans held-for-sale	14	14

Total managed delinquencies	$3,919	$3,698

Credit losses, net of recoveries, for the quarter ended March 31,	2008	2007
On balance sheet	$1,178	$823
Securitized amounts	1,590	1,150
Loans held-for-sale	—	—

Total managed	$2,768	$1,973

Mortgage Servicing Rights

        The fair value of capitalized mortgage loan servicing rights (MSRs) was $7.7 billion and $8.8 billion at March 31, 2008 and 2007, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended March 31,
In millions of dollars
	2008	2007
Balance, beginning of period	$8,380	$5,439
Originations	345	427
Purchases	1	3,119
Changes in fair value of MSRs due to changes in inputs and assumptions	(561)	125
Transfer to Trading account assets	(104)	—
Other changes(1)	(345)	(278)

Balance, end of period	$7,716	$8,832

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

        The fair value of the MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities, and purchased securities classified as trading. The amount of contractually specified servicing fees, late fees and ancillary fees earned were $411 million, $26 million and $17 million, respectively, for the first quarter ended March 31, 2008, and $287 million, $16 million, and $12 million, respectively, for the first quarter of 2007. These fees are classified in the Consolidated Statement of Income as Commissions and Fees.

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

        The following table summarizes the Company's involvement in QSPEs by business segment at March 31, 2008 and December 31, 2007:

	Assets of QSPEs		Retained interests
In million of dollars	Mar. 31, 2008	Dec.31, 2007	Mar. 31, 2008	Dec. 31, 2007
Global Consumer
Credit Cards	$120,695	$125,109	$12,594	$11,739
Mortgages	517,845	516,802	13,308	13,801
Other	14,539	14,882	892	981

Total	$653,079	$656,793	$26,794	$26,521

Securities & Banking
Mortgages	$87,832	$84,093	$3,401	$4,617
Municipal TOBs	9,758	10,556	609	817
DSC Securitizations and other	8,568	14,526	253	344

Total	$106,158	$109,175	$4,263	$5,778

Citigroup Total	$759,237	$765,968	$31,057	$32,299

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

        Citigroup is a provider of liquidity facilities to the commercial paper programs of the two primary securitization trusts it transacts with. Both facilities are made available on market terms to each trust. With respect to the Palisades commercial paper program in the Omni Master Trust, Citibank (South Dakota), N. A. is the sole provider of a full liquidity facility. The liquidity facility requires Citibank (South Dakota), N.A. to purchase Palisades's commercial paper at maturity if the commercial paper does not roll over as long as there are available credit enhancements outstanding, typically in the form of subordinated notes. The Palisades liquidity commitment amounted to $8.0 billion at March 31, 2008 and $7.5 billion December 31, 2007. With respect to the Dakota commercial paper program of the Citibank Master Credit Card Trust, Citibank (South Dakota) N.A. became a partial liquidity provider during the 2008 1st quarter. The liquidity commitment under the facility is limited to 15% of the amount of commercial paper outstanding. As of March 31, 2008, Citibank (South Dakota) N.A.'s participation is for approximately 43% of the facility, with the remainder provided by third party institutions. This facility requires Citibank (South Dakota) N.A. to purchase Dakota commercial paper 390 days after its issuance if the commercial paper does not roll over. As of March 31, 2008, the Dakota program had $9 billion of commercial paper outstanding.

Mortgage and Other Consumer Loan Securitization Vehicles

        The Company's Consumer business provides a wide range of mortgage and other consumer loan products to its customers. Once originated, the Company often securitizes these loans (primarily mortgage and student loans) through the use of QSPEs. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. These mortgage and student loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. However, the Company generally retains the servicing rights and a residual interest in future cash flows from the trusts.

Municipal Tender Option Bond (TOB) QSPEs

        The Company sponsors QSPE TOB trusts that hold municipal securities and issue long-term senior floating-rate notes ("Floaters") to third-party investors and junior residual securities ("Residuals") to the Company.

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

        The Company purchases these receivables from mutual fund distributors and sells a diversified pool of receivables to a trust. The trust in turn issues two tranches of securities:

  •
  Senior term notes (generally 92-94%) via private placement to third-party investors. These notes are structured to have at least a single "A" rating standard. The senior notes receive all cash distributions until fully repaid, which is generally approximately 5-6 years;

  •
  A residual certificate in the trust (generally 6-8%) to the Company. This residual certificate is fully subordinated to the senior notes, and receives no cash flows until the senior notes are fully paid.

Mortgage Loan Securitizations

        Markets & Banking is active in structuring and underwriting residential and commercial mortgage-backed securitizations. In these transactions, the Company or its customer transfers loans into a bankruptcy-remote SPE. These SPEs are designed to be QSPEs as described above. The Company may hold residual interests and other securities issued by the SPEs until they can be sold to independent investors, and makes a market in those securities on an ongoing basis. The Company sometimes retains servicing rights for certain entities. These securities are held as trading assets on the balance sheet, are managed as part of the Company's trading activities, and are marked—to-market with most changes in value recognized in earnings. The table above shows the assets and retained interests for mortgage QSPEs in which the Company acted as principal in transferring mortgages to the QSPE.

Variable Interest Entities

        VIEs are entities defined in FIN 46-R as entities which either have a total equity investment at risk that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights, right to receive the expected residual returns of the entity, and obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests, or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity. The variable interest holder, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both, is deemed to be the primary beneficiary and must consolidate the VIE. Consolidation under FIN 46-R is based on expected losses and residual returns, which consider various scenarios on a probability-weighted basis. Consolidation of a VIE is, therefore, determined based primarily on variability generated in scenarios that are considered most likely to occur, rather than based on scenarios that are considered more remote. Certain variable interests may absorb significant amounts of losses or residual returns contractually, but if those scenarios are considered very unlikely to occur, they may not lead to consolidation of the VIE.

        All of these facts and circumstances are taken into consideration when determining whether the Company has variable interests that would deem it the primary beneficiary and, therefore, require consolidation of the related VIE or otherwise rise to the level where disclosure would provide useful information to the users of the Company's financial statements. In some cases, it is qualitatively clear based on the extent of the Company's involvement or the seniority of its investments that the Company is not the primary beneficiary of the VIE. In other cases, more detailed and quantitative analysis is required to make such a determination.

        FIN 46-R requires disclosure of the Company's maximum exposure to loss where the Company has "significant" variable interests in an unconsolidated VIE. FIN 46-R does not define "significant" and, as such, judgment is required. The Company generally considers the following types of involvement to be "significant":

  •
  Retaining any amount of debt financing (e.g., loans, notes, bonds, or other debt instruments), or an equity investment (e.g., common shares, partnership interests, or warrants) in any VIE where the Company has assisted with the structure of the transaction;

  •
  Writing a "liquidity put" or other facility to support the issuance of short-term notes;

  •
  Writing credit protection (e.g., guarantees, letters of credit, credit default swaps or total return swaps where the Company receives the total return or risk on the assets held by the VIE); or

  •
  Certain transactions where the Company is the investment manager and receives variable fees for services.

        Thus, the Company's definition of "significant" involvement generally includes all variable interests held by the Company, even those where the likelihood of loss or the notional amount of exposure to any single legal entity is small. Involvement with a VIE as described above, regardless of the seniority or perceived risk of the Company's involvement, is included as significant. The Company believes that this more expansive interpretation of "significant" provides more meaningful and consistent information regarding its involvement in various VIE structures and provides more data for an independent assessment of the potential risks of the Company's involvement in various VIEs and asset classes.

        In various other transactions the Company may act as a derivative counterparty (for example, interest rate swap, cross-currency swap, or purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE); may act as underwriter or placement agent; may provide administrative, trustee, or other services; or may make a market in debt securities or other instruments issued by VIEs. The Company generally considers such involvement, by itself, "not significant" under FIN 46-R.

This page intentionally left blank

        The following tables summarize the Company's significant involvement in VIEs in millions of dollars:

As of March 31, 2008
			Maximum exposure to loss in significant unconsolidated VIEs(2)
			Funded exposures		Unfunded exposures
	Consolidated VIE assets	Significant unconsolidated VIE assets(1)	Debt investments	Equity investments	Funding Commitments	Guarantees and derivatives
Global Consumer
Mortgages	$62	$—	$—	$—	$—	$—
Investment funds	254	681	7	10	—	—
Leasing	35	—	—	—	—	—
Other	1,619	—	—	—	—	—

Total	$1,970	$681	$7	$10	$—	$—

Markets & Banking
Citi-administered asset-backed commercial paper conduits (ABCP)	$—	$71,858	$—	$—	$71,858	$—
Third-party commercial paper conduits	—	27,131	—	—	1,954	17
Collateralized debt obligations (CDOs)	18,198	46,734	3,611	—	—	5,718
Collateralized loan obligations (CLOs)	1,139	21,197	2,433	—	401	314
Asset-based financing	3,179	111,722	28,403	45	7,761	—
Municipal securities tender option bond trusts (TOBs)	15,751	12,239	—	—	10,943	—
Municipal investments	991	14,644	—	1,676	954	—
Client intermediation	4,627	12,467	2,536	—	2	—
Other	12,954	9,837	1,440	47	380	—

Total	$56,839	$327,829	$38,423	$1,768	$94,253	$6,049

Global Wealth Management
Investment funds	$538	$46	$39	$—	$6	$—

Alternative Investments
Structured investment vehicles	$46,809	$—	$—	$—	$—	$—
Investment funds	6,577	10,142	—	504	—	—

Total	$53,386	$10,142	$—	$504	$—	$—

Corporate/Other
Trust Preferred Securities	$—	$24,121	$—	$162	$—	$—

Total Citigroup	$112,733	$362,819	$38,469	$2,444	$94,259	$6,049

(1)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant as discussed on page 84, regardless of the likelihood of loss, or the notional amount of exposure.

(2)
The definition of maximum exposure to loss is included in the text that follows.

As of March 31, 2008 (continued)
Maximum exposure to loss in significant unconsolidated VIEs (continued)	As of December 31, 2007
Total maximum exposure	Consolidated VIE assets	Significant unconsolidated VIE assets(1)	Maximum exposure to loss in significant unconsolidated VIE assets(2)
$—	$63	$—	$—
17	276	610	14
—	35	—	—
—	1,385	—	—

$17	$1,759	$610	$14

71,858	$—	$72,558	$72,558
1,971	—	27,021	2,154
9,329	22,312	51,794	13,979
3,147	1,353	21,874	4,762
36,209	4,468	91,604	34,297
10,943	17,003	22,570	17,843
2,630	53	13,662	2,711
2,538	2,790	9,593	1,643
1,867	12,642	10,298	1,875

$140,492	$60,621	$320,974	$151,822

$45	$590	$52	$45

$—	$58,543	$—	$—
504	45	10,934	205

$504	$58,588	$10,934	$205

$162	$—	$23,756	$162

$141,220	$121,558	$356,326	$152,248

(1)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss, or the notional amount of exposure.

(2)
The definition of maximum exposure to loss is included in the text that follows.

        These tables do not include:

  •
  Certain venture capital investments made by some of the Company's private equity subsidiaries, as the Company accounts for these investments in accordance with the AIPCPA Investment Company Audit Guide;

  •
  Certain limited partnerships where the Company is the general partner and the limited partners have the right to replace the general partner or liquidate the funds;

  •
  Certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;

  •
  VIEs structured by third parties where the Company holds securities in trading inventory. These investments are made on arm's-length terms, and are typically held for relatively short periods of time; and

  •
  Transferred assets to a VIE where the transfer did not qualify as a sale and where the Company did not have any other involvement that is deemed to be a variable interest with the VIE. These transfers are accounted for as secured borrowings by the Company.

        The asset balances for consolidated VIEs represent the carrying amounts of the assets consolidated by the Company. The carrying amount may represent the amortized cost or the current fair value of the assets depending on the legal form of the asset (security or loan) and the Company's standard accounting policies for the asset type and line of business.

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

        The maximum funded exposure represents the balance sheet carrying amount of the Company's investment in the VIE in the form of purchased debt, funded loans or retained equity interest. It reflects the initial amount of cash invested in the VIE plus any accrued interest and is adjusted for any impairments in value recognized in earnings and any cash principal payments received. The maximum exposure of unfunded positions represents the remaining undrawn committed amount, including liquidity and credit facilities (such as guarantees) provided by the Company, or the notional amount of a derivative instrument considered to be a variable interest, adjusted for any declines in fair value recognized in earnings. In certain transactions, the Company has entered into derivative instruments or other arrangements that are not considered variable interests in the VIE under FIN 46-R (for example, interest rate swaps, cross-currency swaps, or where the Company is the purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE). Receivables under such arrangements are not included in the maximum exposure amounts.

Consolidated VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations:

In billions of dollars	March 31, 2008	December 31, 2007
Cash	$14.4	$12.3
Trading account assets	70.1	87.3
Investments	17.8	15.0
Loans	2.8	2.2
Other assets	7.6	4.8

Total assets of consolidated VIEs	$112.7	$121.6

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved. In general, the third-party investors in the obligations of consolidated VIEs have recourse only to the assets of the VIEs and do not have recourse to the Company, except where the Company has provided a guarantee to the investors or is the counterparty to certain derivative transactions involving the VIE. Thus, the Company's maximum exposure to loss related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets due to outstanding third-party financing.

Citi-Administered Asset-Backed Commercial Paper Conduits

        The Company is active in the asset-backed commercial paper conduit business as administrator of several multi-seller commercial paper conduits, and also as a service provider to single-seller and other commercial paper conduits sponsored by third parties.

        The multi-seller commercial paper conduits are designed to provide the Company's customers access to low-cost funding in the commercial paper markets. The conduits purchase assets from or provide financing facilities to customers and are funded by issuing high-grade commercial paper to third-party investors. The conduits generally do not purchase assets originated by the Company. The funding of the conduit is facilitated by the liquidity support and credit enhancement provided by the Company and by certain third parties. As administrator to the conduits, the Company is responsible for selecting and structuring assets purchased or financed by the conduits, making decisions regarding the funding of the conduit, including determining the tenor and other features of the commercial paper issued, monitoring the quality and performance of the conduit's assets, and facilitating the operations and cash flows of the conduit. In return, the Company earns structuring fees from clients for individual transactions and earns an administration fee from the conduit, which is equal to the income from client program and liquidity fees of the conduit after payment of interest costs and other fees.

Third-Party Conduits

        The Company also provides liquidity facilities to single-and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. The notional amount of these facilities is approximately $2.0 billion as of March 31, 2008, and $2.2 billion as of December 31, 2007. No amounts were funded under these facilities.

Collateralized Debt Obligations

        A collateralized debt obligation (CDO) is an SPE that purchases a pool of assets consisting of asset-backed securities and/or synthetic exposures through derivatives on asset-backed securities and issues multiple tranches of equity and notes to investors. A third-party manager is typically retained by the CDO to select the pool of assets and manage those assets over the term of the CDO. The Company earns fees for warehousing assets prior to the creation of a CDO, structuring CDOs, and placing debt securities with investors. In addition, the Company has retained interests in many of the CDOs it has structured and makes a market in those issued notes.

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

Asset-Based Financing

        The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company, and related loan loss reserves are reported as part of the Company's Allowance for credit losses. Financing in the form of debt securities or derivatives is, in most circumstances, reported in Trading account assets and accounted for at fair value with changes in value reported in earnings.

Municipal Securities Tender Option Bond (TOB) Trusts

        The Company sponsors TOB trusts that hold fixed- and floating-rate, tax-exempt securities issued by state or local municipalities. The trusts are single-issuer trusts whose assets are purchased from the Company and from the secondary market. The trusts issue long-term senior floating rate notes ("Floaters") and junior residual securities ("Residuals"). The Floaters have a long-term rating based on the long-term rating of the underlying municipal bond and a short-term rating based on that of the liquidity provider to the trust. The Residuals are generally rated based on the long-term rating of the underlying municipal bond and entitle the holder to the residual cash flows from the issuing trust.

        The Company sponsors three kinds of TOB trusts: customer TOB trusts, proprietary TOB trusts, and QSPE TOB trusts. Customer TOB trusts are trusts through which customers finance investments in municipal securities and are not consolidated by the Company. Proprietary and QSPE TOB trusts, on the other hand, provide the Company with the ability to finance its own investments in municipal securities. Proprietary TOB trusts are generally consolidated, in which case the financing (the Floaters) is recognized on the Company's balance sheet as a liability. However, certain proprietary TOB trusts, the Residuals of which are held by hedge funds that are consolidated and managed by the Company, are not consolidated by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge funds (and, thus, are not consolidated by the Company) under the application of the AICPA Investment Company Audit Guide, which precludes consolidation of owned investments. The Company consolidates the hedge funds because the Company holds controlling financial interests in the hedge funds. Certain of the Company's equity investments in the hedge funds are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge fund. QSPE trusts provide the Company with the same exposure as proprietary TOB trusts and are not consolidated by the Company.

        The total assets of the three categories of TOB trusts as of March 31, 2008 and December 31, 2007 are as follows:

In billions of dollars	March 31, 2008	December 31, 2007
TOB trust type
Customer TOB Trusts (Not consolidated)	$11.7	$17.6
Proprietary TOB Trusts (Consolidated and Non- consolidated)	$22.9	$22.0
QSPE TOB Trusts (Not consolidated)	$9.8	$10.6

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

        The Company's involvement in these transactions includes being the counterparty to the SPE's derivative instruments and investing in a portion of the notes issued by the SPE.

Other

        Other vehicles include the Company's interests in entities established to facilitate various client financing transactions as well as a variety of investment partnerships.

Structured Investment Vehicles

        Structured Investment Vehicles (SIVs) are SPEs that issue junior notes and senior debt (medium-term notes, and short-term commercial paper) to fund the purchase of high-quality assets. The junior notes are subject to the "first loss" risk of the SIVs. The SIVs provide a variable return to junior note holders based on the net spread between the cost to issue the senior debt and the return realized by the high-quality assets. The Company acts as investment manager for the SIVs and, prior to December 13, 2007, was not contractually obligated to provide liquidity facilities or guarantees to the SIVs.

        On December 13, 2007, the Company announced its commitment to provide support facilities that would resolve uncertainties regarding senior debt ratings facing the Citi-advised SIVs. The Company's commitment was a response to the ratings review for possible downgrade announced by two rating agencies of the outstanding senior debt of the SIVs, and the continued reduction of liquidity in the SIV-related asset-backed commercial paper and medium-term note markets. These markets are the traditional funding sources for the SIVs. The Company's actions are designed to support the SIVs' senior debt ratings and to allow the SIVs to continue to pursue their asset reduction plan. As a result of this commitment, the Company became the SIVs' primary beneficiary and began consolidating these entities.

        On February 12, 2008, Citigroup finalized the terms of the support facilities, which take the form of a commitment to provide $3.5 billion of mezzanine capital to the SIVs in the event the market value of their junior notes approaches zero. At March 31, 2008, $3.4 billion has been drawn in aggregate by the SIVs under the support facilities.

Investment Funds

        The Company is the investment manager for certain VIEs that invest in various asset classes including private equity, hedge funds, real estate, fixed income and infrastructure. The Company earns a management fee, which is a percentage of capital under management, and may earn performance fees. In addition, for some of these funds, the Company has an ownership interest in the investment funds. As of March 31, 2008 and December 31, 2007 the total amount invested in these funds was $0.5 billion and $0.2 billion, respectively.

        The Company has also established a number of investment funds as opportunities for qualified employees to invest in private equity investments. The Company acts as investment manager to these funds and may provide employees with financing on both a recourse and non-recourse basis for a portion of the employees' investment commitments.

Certain Fixed Income Funds Managed by Alternative Investments

Falcon multi-strategy fixed income funds

        On February 20, 2008, the Company entered into a $500 million credit facility with the Falcon multi-strategy fixed income funds (the "Falcon funds") managed by Alternative Investments. As a result of providing this facility, the Company became the primary beneficiary of the Falcon funds and consolidated the assets and liabilities in its Consolidated Balance Sheet. At March 31, 2008, the total assets of the Falcon funds were approximately $4 billion.

ASTA/MAT municipal funds

        On March 3, 2008, the Company made an equity investment of $661 million (under a $1 billion commitment) which provides for gain sharing with unaffiliated investors, in the Municipal Opportunity Funds (MOFs). The MOFs are funds managed by Alternative Investments that make leveraged investments in tax-exempt municipal bonds and accept investments through feeder funds known as ASTA and MAT. As a result of the Company's equity commitment, the Company became the primary beneficiary of the MOFs and consolidated the assets and liabilities in its Consolidated Balance Sheet. At March 31, 2008, the total assets of the MOFs were approximately $2 billion.

Trust Preferred Securities

        The Company has raised financing through the issuance of trust preferred securities. In these transactions, the Company forms a statutory business trust and owns all of the voting equity shares of the trust. The trust issues preferred equity securities to third-party investors and invests the gross proceeds in junior subordinated deferrable interest debentures issued by the Company. These trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the preferred equity securities held by third-party investors. These trusts' obligations are fully and unconditionally guaranteed by the Company.

        Because the sole asset of the trust is a receivable from the Company, the Company is not permitted to consolidate the trusts under FIN 46-R, even though the Company owns all of the voting equity shares of the trust, has fully guaranteed the trusts' obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its balance sheet as long-term liabilities.

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

        All derivatives are reported on the balance sheet at fair value. In addition, where applicable, all such contracts covered by master netting agreements are reported net. Gross positive fair values are netted with gross negative fair values by counterparty pursuant to a valid master netting agreement. In addition payables and receivables in respect of cash collateral received from or paid to a given counterparty is included in this netting. However, non-cash collateral is not included.

        As of March 31, 2008, and December 31, 2007, the amount of payables in respect of cash collateral received that was netted with unrealized gains from derivatives was $45 billion and $37 billion, respectively, while the amount of receivables in respect of cash collateral paid that was netted with unrealized losses from derivatives was $36 billion and $26 billion, respectively.

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

        Continuing with the example referred to above, for Asset/Liability Management Hedging, the fixed-rate long-term debt may be recorded at amortized cost under current U.S. GAAP. However, by electing to use SFAS 133 hedge accounting, the carrying value of this note is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings. The related interest-rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, an economic hedge, which does not meet the SFAS 133 hedging criteria, would involve only recording the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings. The debt would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts that cause the change in the swap's value and the underlying yield of the debt. This type of hedge is undertaken when SFAS 133 hedge requirements cannot be achieved or management decides not to apply SFAS 133 hedge accounting. Another alternative for the Company would be to elect to carry the note at fair value under SFAS 159. Once the irrevocable election is made upon issuance of the note, the full change in fair value of the note would be reported in earnings. The related interest rate swap, with changes in fair value also reflected in earnings, provides a natural offset to the note's fair value change. To the extent the two offsets would not be exactly equal the difference would be reflected in current earnings. This type of economic hedge is undertaken when the Company prefers to follow this simpler method that achieves similar financial statement results to an SFAS 133 fair-value hedge.

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

        For a limited number of fair-value hedges of benchmark interest-rate risk, Citigroup uses the "shortcut" method as SFAS 133 allows the Company to assume no ineffectiveness if the hedging relationship involves an interest-bearing financial asset or liability and an interest-rate swap. In order to assume no ineffectiveness, Citigroup ensures that all the shortcut method requirements of SFAS 133 for these types of hedging relationships are met. The amount of shortcut method hedges that Citigroup uses is de minimis.

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

Cash-flow hedges

  •
  Hedging of benchmark interest rate risk—Citigroup hedges variable cash flows resulting from floating-rate liabilities and roll-over (re-issuance) of short-term liabilities. Variable cash flows from those liabilities are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest-rate swaps and receive-variable, pay-fixed forward-starting interest-rate swaps. For some hedges, the hedge ineffectiveness is eliminated by matching all terms of the hedged item and the hedging derivative at inception and on an ongoing basis. Citigroup does not exclude any terms from consideration when applying the matched terms method. To the extent all terms are not perfectly matched, these cash-flow hedging relationships use either regression analysis or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. Since efforts are made to match the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant even when the terms do not match perfectly.

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

  •
  Hedging of foreign exchange risk—Citigroup locks in the functional currency equivalent of cash flows of various balance sheet liability exposures, including deposits, short-term borrowings and long-term debt (and the forecasted issuances or rollover of such items) that are denominated in a currency other than the functional currency of the issuing entity. Depending on the risk management objectives, these types of hedges are designated as either cash-flow hedges of only foreign exchange risk or cash-flow hedges of both foreign exchange and interest-rate risk and the hedging instruments used are foreign-exchange forward contracts, cross-currency swaps and foreign-currency options. For some hedges, Citigroup matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis to eliminate hedge ineffectiveness. Citigroup does not exclude any terms from consideration when applying the matched terms method. To the extent all terms are not perfectly matched, any ineffectiveness is measured using the "hypothetical derivative method" from FASB Derivative Implementation Group Issue G7. Efforts are made to match up the terms of the hypothetical and actual derivatives used as closely as possible. As a result, the amount of hedge ineffectiveness is not significant even when the terms do not match perfectly.

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

Net investment hedges

        Consistent with SFAS No. 52, "Foreign Currency Translation" (SFAS 52), SFAS 133 allows hedging of the foreign-currency risk of a net investment in a foreign operation. Citigroup primarily uses foreign-currency forwards, options and foreign-currency-denominated debt instruments to manage the foreign-exchange risk associated with Citigroup's equity investments in several non-U.S. dollar functional currency foreign subsidiaries. In accordance with SFAS 52, Citigroup records the change in the carrying amount of these investments in the cumulative translation adjustment account within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in the cumulative translation adjustment account, and the ineffective portion, if any, is immediately recorded in earnings.

        For derivatives used in net-investment hedges, Citigroup follows the forward rate method from FASB Derivative Implementation Group Issue H8. According to that method, all changes in fair value, including changes related to the forward rate component of the foreign-currency forward contracts and the time value of foreign currency options are recorded in the cumulative translation adjustment account. For foreign- currency-denominated debt instruments that are designated as hedges of net investments, the translation gain or loss that is recorded in the cumulative translation adjustment account is based on the spot exchange rate between the functional currency of the respective subsidiary and the U.S. dollar, which is the functional currency of Citigroup. To the extent the notional amount of the hedging instrument exactly matches the hedged net investment, and the underlying exchange rate of the derivative hedging instrument relates to the exchange rate between the functional currency of the net investment and Citigroup's functional currency, (or, in the case of the non-derivative debt instrument, such instrument is denominated in the functional currency of the net investment) no ineffectiveness is recorded in earnings.

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

        The following table summarizes certain information related to the Company's hedging activities for the three months ended March 31, 2008 and 2007:

	First Quarter
In millions of dollars	2008	2007
Fair value hedges
Hedge ineffectiveness recognized in earnings	$49	$17
Net gain (loss) excluded from assessment of effectiveness	117	82
Cash flow hedges
Hedge ineffectiveness recognized in earnings	(10)	—
Net gain (loss) excluded from assessment of effectiveness	(6)	—
Net investment hedges
Net gain (loss) included in foreign currency translation adjustment within Accumulated other comprehensive income	$(166)	$(23)

        For cash-flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affects earnings.

        The change in Accumulated other comprehensive income (loss) from cash-flow hedges for the three months ended March 31, 2008 and 2007 can be summarized as follows (after-tax):

In millions of dollars	2008	2007
Beginning balance, January 1	$(3,163)	$(61)
Net gain (loss) from cash flow hedges	(1,833)	(347)
Net amounts reclassified to earnings	195	(92)

Ending balance, March 31	$(4,801)	$(500)

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

        As a result of the adoption of SFAS 157, the Company has made some amendments to the techniques used in measuring the fair value of derivative and other positions. These amendments change the way that the probability of default of a counterparty is factored into the valuation of derivative positions, include for the first time the impact of Citigroup's own credit risk on derivatives and other liabilities measured at fair value, and also eliminate the portfolio servicing adjustment that is no longer necessary under SFAS 157.

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

        The Company also has elected the fair value accounting provisions permitted under FASB Statement No. 155, "Accounting for certain Hybrid Financial Instruments" (SFAS 155), and FASB Statement No 156, "Accounting for Servicing of Financial Assets" (SFAS 156) for certain assets and liabilities. In accordance with SFAS 155, which was primarily adopted on a prospective basis, hybrid financial instruments—such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as certain interest-only instruments—may be accounted for at fair value if the Company makes an irrevocable election to do so on an instrument-by-instrument basis. The changes in fair value are recorded in current earnings. Additional discussion regarding the applicable areas in which SFAS 155 was adopted is presented below.

        SFAS 156 requires all servicing rights to be initially recognized at fair value. At its initial adoption, the standard permits a one-time irrevocable election to re-measure each class of servicing rights at fair value, with the changes in fair value recorded in current earnings. The classes of servicing rights are identified based on the availability of market inputs used in determining their fair values and the methods for managing their risks. The Company has elected fair-value accounting for its mortgage and student loan classes of servicing rights. The impact of adopting this standard was not material. See Note 14 on page 80 for further discussions regarding the accounting and reporting of mortgage servicing rights.

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

  •
  Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

        This hierarchy requires the use of observable market data when available.

Determination of Fair Value

        For assets and liabilities carried at fair value, the Company measures such value using the procedures set out below, irrespective of whether these assets and liabilities are carried at fair value as a result of an election under SFAS 159, SFAS 155 or SFAS 156, or whether they were previously carried at fair value.

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

        The following section describes the valuation methodologies used by the Company to measure various financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate the description includes details of the valuation models, the key inputs to those models as well as any significant assumptions.

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

Trading Account Assets—Trading Securities and Trading Loans

        When available, the Company uses quoted market prices to determine the fair value of trading securities; such items are classified in Level 1 of the fair-value hierarchy. Examples include some government securities and exchange-traded equity securities.

        For bonds and secondary market loans traded over the counter, the Company generally determines fair value utilizing internal valuation techniques. Fair values estimates from internal valuation techniques are verified, where possible, to prices obtained from independent vendors. Vendors compile prices from various sources and may apply matrix pricing for similar bonds or loans where no price is observable. If available, the Company may also use quoted prices for recent trading activity of assets with similar characteristics to the bond or loan being valued. Trading securities and loans priced using such methods are generally classified as Level 2. However, when less liquidity exists for a security or loan, a quoted price is stale, or prices from independent sources vary, a loan or security is generally classified as Level 3.

        Where the Company's principal market for a portfolio of loans is the securitization market, the Company uses the securitization price to determine the fair value of the portfolio. The securitization price is determined from the assumed proceeds of a hypothetical securitization in the current market, adjusted for transformation costs (i.e., direct costs other than transaction costs) and securitization uncertainties such as market conditions and liquidity. As a result of the severe reduction in the level of activity in certain securitization markets in the second half of 2007, which continues through the first quarter of 2008, observable securitization prices for certain directly comparable portfolios of loans have not been readily available. Therefore, such portfolios of loans are generally classified within Level 3 of the fair value hierarchy. However, for other loan securitization markets, such as those related to conforming prime fixed rate and conforming adjustable-rate mortgage loans, pricing verification of the hypothetical securitizations has been possible, since these markets have remained active. Accordingly, these loan portfolios are classified as Level 2 within the fair value hierarchy.

Trading Account Assets and Liabilities—Derivatives

        Exchange-traded derivatives are generally fair valued using quoted market (i.e., exchange) prices and so are classified within Level 1 of the fair-value hierarchy.

        The majority of derivatives entered into by the Company are executed over the counter and so are valued using internal valuation techniques as no quoted market prices exist for such instruments. The valuation techniques and inputs depend on the type of derivative and the nature of the underlying. The principal techniques used to value these instruments are discounted cash flows, Black-Scholes and Monte Carlo simulation. The fair values of derivative contracts reflect cash the Company has paid or received (for example, option premiums paid and received).

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

Subprime-Related Direct Exposures in CDOs

        The Company accounts for its CDO super senior subprime direct exposures and the underlying securities on a fair-value basis with all changes in fair value recorded in earnings. Citigroup's CDO super senior subprime direct exposures are not subject to valuation based on observable transactions. Accordingly, the fair value of these exposures is based on management's best estimates based on facts and circumstances as of the date of these consolidated financial statements.

        Citigroup's CDO super senior subprime direct exposures, $22.7 billion at March 31, 2008, are Level 3 assets and are subject to valuation based on significant unobservable inputs. Accordingly, fair value of these exposures is based on estimates of the future cash flows from the mortgage loans underlying the assets of the ABS CDOs. To determine the performance of the underlying mortgage loan portfolios , the Company estimates the prepayments, defaults and loss severity based on a number of macro-economic factors, including housing price changes, unemployment rates and interest rates and borrower and loan attributes such as age, credit scores, documentation status, loan-to-value (LTV) ratios, and debt-to-income (DTI) ratios. The model is calibrated using available mortgage loan information including historical loan performance. In addition, the methodology estimates the impact of geographic concentration of mortgages, and the impact of reported fraud in the origination of subprime mortgages. An appropriate discount rate is then applied to the cash flows generated for each super senior ABS CDO tranche, in order to estimate its current fair value.

        When necessary, the valuation methodology used by Citigroup is refined and the inputs used for the purposes of estimation are modified, in part, to reflect ongoing market developments. More specifically, two refinements were made during the first quarter of 2008: a more direct method of calculating estimated housing-price changes and a more refined method for calculating the discount rate. During the fourth quarter 2007, housing-price changes were estimated using a series of factors including projected national housing-price changes. During the first quarter of 2008 housing-price changes were estimated using a forward looking projection based on the S&P Case-Shiller Home Price Index. This change facilitates a more direct estimation of subprime house price changes. Prior to the first quarter of 2008, the discount rate used was based on observable CLO spreads applicable to the assumed rating of each ABS CDO super senior tranche. During the first quarter of 2008, the discount rate was based on a weighted average combination of the implied spreads from single named ABS bond prices, ABX indices and CLO spreads depending on vintage and asset types. This refinement was made, in part, in response to the combination of continuing rating agency downgrades of RMBS and ABS CDOs and the absence of observable CLO spreads at the resulting rating levels.

        The primary drivers that currently impact the super senior valuations are the discount rates used to calculate the present value of projected cash flows and projected mortgage loan performance.

        Given the above, the Company's CDO super senior subprime direct exposures were classified in Level 3 of the fair-value hierarchy throughout 2007 and the first quarter of 2008.

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

  •
  Bilateral or "own" credit risk adjustments are applied to reflect the Company's own credit risk when valuing all liabilities measured at fair value, in accordance with the requirements of SFAS 157. The methodology is consistent with that applied in generating counterparty credit risk adjustments, but incorporates the Company's own credit risk as observed in the credit default swap market. As for counterparty credit risk, own credit-risk adjustments include the impact of credit-risk mitigants.

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

Auction Rate Securities

        The Company classifies its auction rate securities (ARS) as trading securities and accounts for them on a fair-value basis with all changes in fair value recorded in earnings.

        Prior to our first auction failing in the first quarter of 2008, Citigroup valued ARS based on observation of market prices because the auctions had a short maturity period (7, 28, and 35 days). This generally resulted in valuations at par. Once the auctions failed, ARS could no longer be valued using observation of market prices. Accordingly, the fair value of ARS is currently estimated using internal valuation techniques that incorporate the specific characteristics of the assets underlying the ARS and take into account the current illiquidity in the market.

        The ARS inventory was moved to Level 3 during the first quarter of 2008 as the entire auction rate security market failed and no secondary market developed.

Alt-A Mortgage Securities

        The Company reports Alt-A mortgage securities in Trading account assets and available-for-sale Investments. In both cases the securities are recorded at fair value with changes in fair value reported in current earnings and OCI, respectively. For these purposes, Alt-A mortgage securities are non-agency residential mortgage-backed securities (RMBS) where: (1) the underlying collateral has weighted average FICO scores between 680 and 720 or, (2) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral comprised of full documentation loans.

        Similar to the valuation methodologies used for other Trading securities and Trading loans, the Company generally determines the fair value of Alt-A mortgage securities utilizing internal valuation techniques. Fair value estimates from internal valuation techniques are verified, where possible, to prices obtained from independent vendors. Vendors compile prices from various sources. Where available, the Company may also make use of quoted prices for recent trading activity in securities with the same or similar characteristics to that being valued.

        The internal valuation techniques used for Alt-A mortgage securities, as with other mortgage exposures, consider, estimated housing price changes, unemployment rates interest rates and borrower attributes. They also consider prepayment rates as well as other market indicators.

        Alt-A mortgage securities that are valued using these methods are generally classified as Level 2. However, Alt-A mortgage securities backed by Alt-A mortgages of lower quality or more recent vintages are mostly classified in Level 3 due to the reduced liquidity that exists for such positions, which reduces the reliability of prices available from independent sources.

Commercial Real Estate Exposure

        Citigroup reports a number of different exposures linked to commercial real estate at fair value with changes in fair value reported in earnings, including securities, loans and investments in entities that hold commercial real estate loans or commercial real estate directly. The Company also reports securities backed by commercial real estate as available-for-sale investments, which are carried at fair value with changes in fair value reported in OCI.

        Similar to the valuation methodologies used for other Trading securities and Trading loans, the Company generally determines the fair value of securities and loans linked to commercial real estate utilizing internal valuation techniques. Fair value estimates from internal valuation techniques are verified, where possible, to prices obtained from independent vendors. Vendors compile prices from various sources. Where available, the Company may also make use of quoted prices for recent trading activity in securities or loans with the same or similar characteristics to that being valued. Securities and loans linked to commercial real estate valued using these methodologies are generally classified as Level 3 as a result of the reduced liquidity currently in the market for such exposures.

        The fair value of investments in entities that hold commercial real estate loans or commercial real estate directly is determined using a similar methodology to that used for other non-public investments in real estate held by the Alternative Investments and Securities and Banking business. The Company uses an established process for determining the fair value of such securities, using commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry specific non-earnings-based multiples and discounted cash flow models. In determining the fair value of such investments, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances, or other observable transactions. Such investments are generally classified in Level 3 of the fair value hierarchy.

Fair-Value Elections

        The following table presents, as of March 31, 2008, those positions selected for fair-value accounting in accordance with SFAS 159, SFAS 156, and SFAS 155, as well as the changes in fair value for the three months ended March 31, 2008 and March 31, 2007.

		Changes in fair value gains (losses)
		First Quarter 2008		First Quarter 2007
In millions of dollars	March 31, 2008	Principal transactions	Other	Principal transactions	Other
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell, securities borrowed(1)	$77,126	$1,093	$—	$137	$—

Trading account assets:
Legg Mason convertible preferred equity securities originally classified as available-for-sale	10	(13)	—	(7)	—
Selected letters of credit hedged by credit default swaps or participation notes	10	—	—	2	—
Certain credit products	23,896	(635)	—	224	—
Certain mortgage loans held-for-sale	9,273	—	39	—	—
Certain hybrid financial instruments	63	3	—	—	—
Retained interests from asset securitizations	5,610	80	—	200	—

Total trading account assets	38,862	(565)	39	419	—

Investments:
Certain investments in private equity and real estate ventures	615	—	3	—	(3)
Certain equity method investments	1,004	—	(18)	—	38
Other	354	—	3	—	5

Total investments	1,973	—	(12)	—	40

Loans:
Certain credit products	2,609	85	—	23	—
Certain mortgage loans held-for-sale	30	—	(2)	—	—
Certain hybrid financial instruments	665	(4)	—	(23)	—

Total loans	3,304	81	(2)	—	—

Other assets:
Mortgage servicing rights	7,716	—	(353)	—	125

Total other assets	7,716	—	(353)	—	125

Total	$128,981	$609	$(328)	$556	$165

Liabilities
Interest-bearing deposits:
Certain structured liabilities	$334	$1	$—	$—	$—
Certain hybrid financial instruments	3,308	280	—	10	—

Total interest-bearing deposits	3,642	281	—	10	—

Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase, securities loaned(1)	179,917	(163)	—	(23)	—

Trading account liabilities:
Certain hybrid financial instruments	11,515	1,176	—	(78)	—

Short-term borrowings:
Certain non-collateralized short-term borrowings	4,930	(83)	—	(3)	—
Certain hybrid financial instruments	3,523	31	—	6	—
Certain non-structured liabilities	570	—	—	—	—

Total short-term borrowings	9,023	(52)	—	3	—

Long-term debt:
Certain structured liabilities	3,209	102	—	9	—
Certain non-structured liabilities	43,432	2,409	—	—	—
Certain hybrid financial instruments	24,506	870	—	544	—

Total long-term debt	71,147	3,381	—	553	—

Total	$275,244	$4,623	$—	$465	$—

(1)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements."

        The fair value of liabilities for which the fair-value option was elected, other than the liabilities of the SIVs consolidated by the Company, was impacted by the widening of the Company's credit spread. The estimated change in the fair value of these liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a gain of $1,279 million and $131 million for the three months ended March 31, 2008 and March 31, 2007, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current observable credit spreads into the relevant valuation technique used to value each liability as described above.

Impact on Retained earnings of certain fair-value elections in accordance with SFAS 159

        Detailed below are the December 31, 2006 carrying values prior to adoption of SFAS 159, the transition adjustments booked to opening Retained earnings and the fair values (that is, the carrying values at January 1, 2007 after adoption) for those items that were selected for fair-value option accounting and that had an impact on Retained earnings:

In millions of dollars	December 31, 2006 (carrying value prior to adoption)	Cumulative- effect adjustment to January 1, 2007 retained earnings— gain (loss)	January 1, 2007 fair value (carrying value after adoption)
Legg Mason convertible preferred equity securities originally classified as available-for-sale(1)	$797	$(232)	$797
Selected portfolios of securities purchased under agreements to resell(2)	167,525	25	167,550
Selected portfolios of securities sold under agreements to repurchase(2)	237,788	40	237,748
Selected non-collateralized short-term borrowings	3,284	(7)	3,291
Selected letters of credit hedged by credit default swaps or participation notes	—	14	14
Various miscellaneous eligible items(1)	96	3	96

Pretax cumulative effect of adopting fair value option accounting		$(157)
After-tax cumulative effect of adopting fair value option accounting		(99)

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

Legg Mason convertible preferred equity securities

        The Legg Mason convertible preferred equity securities (Legg shares) were acquired in connection with the sale of Citigroup's Asset Management business in December 2005. The Company held these shares as a non-strategic investment for long-term appreciation and, therefore, selected fair-value option accounting in anticipation of the future implementation of the Investment Company Audit Guide Statement of Position 07-1, "Clarification of the Scope of Audit and Accounting Guide Audits of Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investment Companies" (SOP), which was to be effective beginning January 1, 2008. In February 2008, the FASB delayed the implementation of the SOP indefinitely.

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

        During the first quarter of 2008, the Company sold the remaining 8.4 million shares of Legg at a pretax loss of $10.3 million ($6.7 million after-tax).

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

        The cumulative effect of $58 million pretax ($37 million after-tax) from adopting the fair-value option for the U.S. and U.K. portfolios was recorded as an increase in the January 1, 2007 Retained earnings balance. The March 31, 2008 and December 31, 2007 net balance of $77.1 billion and $84.3 billion, respectively, for Securities purchased under agreements to resell and Securities borrowed, and $179.9 billion and $199.9 billion for Securities sold under agreements to repurchase and Securities loaned are included as such in the Consolidated Balance Sheet. The uncollateralized short-term borrowings of $4.9 billion and $5.1billion as of March 31, 2008 and December 31, 2007, respectively, are recorded in that account in the Consolidated Balance Sheet.

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

        The notional amount of these unfunded letters of credit was $1.4 billion as of March 31, 2008 and December 31, 2007, respectively. The amount funded was insignificant with no amounts 90 days or more past due or on a non-accrual status at March 31, 2008 and December 31, 2007.

        These items have been classified appropriately in Trading account assets or Trading account liabilities on the Consolidated Balance Sheet.

Various miscellaneous eligible items

        Several miscellaneous eligible items previously classified as available-for-sale securities were selected for fair-value option accounting. These items were selected in preparation for the adoption of the Investment Company Audit Guide SOP, as previously discussed. In February 2008, the FASB delayed the implementation of this SOP indefinitely.

Other items for which the fair value option was selected in accordance with SFAS 159

        The Company has elected the fair-value option for the following eligible items, which did not affect opening Retained earnings:

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

        The balances for these loan products, which are classified in Trading account assets or Loans, were $23.9 billion and $2.6 billion as of March 31, 2008, and $26.0 billion and $3.0 billion as of December 31, 2007, respectively. The aggregate unpaid principal balances exceeded the aggregate fair values by $1.4 billion and $894 million as of March 31, 2008 and December 31, 2007, respectively. $174 million and $186 million of these loans were on a non-accrual basis as of March 31, 2008 and December 31, 2007, respectively. For those loans that are on a non-accrual basis, the aggregate unpaid principal balances exceeded the aggregate fair values by $83 million as of March 31, 2008 and $68 million as of December 31, 2007.

        In addition, $180 million and $141 million of unfunded loan commitments related to certain credit products selected for fair-value accounting were outstanding as of March 31, 2008 and December 31, 2007, respectively.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on trading account assets or loans depending on their balance sheet classifications. The changes in fair value for the three months ended March 31, 2008 due to instrument-specific credit risk totaled to a loss of $16 million.

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

        These investments, which totaled $615 million and $539 million as of March 31, 2008 and December 31, 2007, respectively, are classified as Investments on Citigroup's Consolidated Balance Sheet. Changes in the fair values of these investments are classified in Other revenue in the Company's Consolidated Statement of Income.

Certain structured liabilities

        The Company has elected the fair-value option for certain structured liabilities whose performance is linked to structured interest rates, inflation or currency risks ("structured liabilities"), but do not qualify for the fair value election under SFAS 155.

        The Company has elected the fair-value option for structured liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair-value basis. These positions will continue to be classified as debt, deposits or derivatives according to their legal form on the Company's Consolidated Balance Sheet. The balances for these structured liabilities, which are classified as Interest-bearing deposits and Long-term debt on the Consolidated Balance Sheet, are $334 million and $3.2 billion as of March 31, 2008 and $264 million and $3.0 billion as of December 31, 2007.

        For those structured liabilities classified as Long-term debt for which the fair-value option has been elected, the aggregate unpaid principal balance exceeds the aggregate fair value of such instruments by $58 million as of March 31, 2008 and $7 million as of December 31, 2007.

        The change in fair value for these structured liabilities is reported in Principal transactions in the Company's Consolidated Statement of Income.

        Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

Certain non-structured liabilities

        The Company has elected the fair-value option for certain non-structured liabilities with fixed and non-structured floating interest rates ("non-structured liabilities"). The Company has elected the fair-value option where the interest-rate risk of such liabilities is economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be fair valued. The election has been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Short-term borrowings and Long-term debt on the Company's Consolidated Balance Sheet. The balance of these non-structured liabilities as of March 31, 2008 was $570 million and $43.4 billion, and as of December 31, 2007 was $4.8 billion and $49.1 billion, respectively.

        The majority of these non-structured liabilities are a result of the Company's election of the fair value option for liabilities associated with the consolidation of CAI's Structured Investment Vehicles (SIVs) during the fourth quarter of 2007. The change in fair values of the SIV's liabilities reported in earnings was $2.1 billion for the quarter ended March 31, 2008.

        For these non-structured liabilities classified as Long-term debt for which the fair-value option has been elected, the aggregate fair value exceeds the aggregate unpaid principal balance of such instruments by $1.2 billion as of March 31, 2008 and $434 million as of December 31, 2007.

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

        These fund investments, which totaled $1.0 billion and as of March 31, 2008, and $1.1 billion as of December 31, 2007, are classified as Investments on the Consolidated Balance Sheet. Changes in the fair values of these investments are classified in other revenue in the Consolidated Statement of Income.

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

        The balance of these mortgage loans held-for-sale, which were classified as Trading assets as of March 31, 2008, was $9.3 billion. As of December 31, 2007, the balance was $6.4 billion and was classified as Other assets. The aggregate fair value exceeded the unpaid principal balances by $195 million as of March 31, 2008, and $136 million as of December 31, 2007. The balance of these loans 90 days or more past due and on a non-accrual basis was $16 million at March 31, 2008, and $17 million at December 31, 2007, with aggregate unpaid principal balance exceeding aggregate fair values by $6 million at March 31, 2008. The difference between aggregate fair values and aggregate unpaid principal balance was immaterial at December 31, 2007.

        The changes in fair values of these mortgage loans held-for-sale is reported in other revenue for the 2008 first quarter in the Company's Consolidated Statement of Income. The changes in fair value during the three months ended March 31, 2008 due to instrument-specific credit risk were immaterial. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

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

        The outstanding balances for these hybrid financial instruments classified in Loans is $665 million, while $3.3 billion was in Interest-bearing deposits, $11.5 billion in Trading account liabilities, $3.5 billion in Short-term borrowings and $24.5 billion in Long-term debt on the Consolidated Balance Sheet as of March 31, 2008. As of December 31, 2007, the outstanding balances for such instruments were classified in loans was $689 million, while $3.3 billion was in Interest-bearing deposits, $12.1 billion in Trading account liabilities, $3.6 billion in Short-term borrowings and $27.3 billion in Long-term debt on the Consolidated Balance Sheet. In addition, $5.6 billion of the $5.7 billion reported in Trading account assets as of March 31, 2008 and $2.5 billion of the $2.6 billion reported as of December 31, 2007, respectively, were for the retained interests in securitizations.

        For hybrid financial instruments for which fair-value accounting has been elected under SFAS 155 and that are classified as Long-term debt, the aggregate fair value exceeds the aggregate unpaid principal balance by$342 million and $460 million as of March 31, 2008 and December 31, 2007, respectively, while the difference for those instruments classified as Loans is immaterial.

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

Mortgage servicing rights

        The Company accounts for mortgage servicing rights (MSRs) at fair value in accordance with SFAS 156. Fair value for MSRs is determined using an option-adjusted spread valuation approach. This approach consists of projecting servicing cash flows under multiple interest-rate scenarios and discounting these cash flows using risk-adjusted discount rates. The model assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The fair value of MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company hedges a significant portion of the values of its MSRs through the use of interest-rate derivative contracts, forward-purchase commitments of mortgage-backed securities, and purchased securities classified as trading. See Note 14 on page 80 for further discussions regarding the accounting and reporting of MSRs.

        These MSRs, which totaled $7.7 billion and $8.4 billion as of March 31, 2008 and December 31, 2007, respectively, are classified as Intangible assets on Citigroup's Consolidated Balance Sheet. Changes in fair value for MSRs are recorded in Commissions and fees in the Company's Consolidated Statement of Income.

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008 and December 31, 2007. The Company often hedges positions that have been classified in the Level 3 category with financial instruments that have been classified as Level 1 or Level 2. In addition, the Company also hedges items classified in the Level 3 category with instruments classified in Level 3 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

In millions of dollars at March 31, 2008	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$122,443	$16	$122,459	$(45,333)	$77,126
Trading account assets
Trading securities and loans	126,152	237,132	90,672	453,956	—	453,956
Derivatives	12,354	650,680	40,497	703,531	(579,050)	124,481
Investments	45,295	129,935	20,539	195,769	—	195,769
Loans(2)	—	3,211	93	3,304	—	3,304
Mortgage servicing rights	—	—	7,716	7,716	—	7,716
Other financial assets measured on a recurring basis	—	10,462	812	11,274	(8,626)	2,648

Total assets	$183,801	$1,153,863	$160,345	$1,498,009	$(633,009)	$865,000
	12.3%	77.0%	10.7%	100.0%

Liabilities
Interest-bearing deposits	$—	$3,537	$105	$3,642	$—	$3,642
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	219,042	6,208	225,250	(45,333)	179,917
Trading account liabilities
Securities sold, not yet purchased	60,998	13,188	1,817	76,003	—	76,003
Derivatives	13,568	644,481	41,449	699,498	(573,515)	125,983
Short-term borrowings	—	2,873	6,150	9,023	—	9,023
Long-term debt	—	23,948	47,199	71,147	—	71,147
Other financial liabilities measured on a recurring basis	—	11,194	—	11,194	(8,626)	2,568

Total liabilities	$74,566	$918,263	$102,928	$1,095,757	$(627,474)	$468,283
	6.8%	83.8%	9.4%	100.0%

In millions of dollars at December 31, 2007	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$132,383	$16	$132,399	$(48,094)	$84,305
Trading account assets
Trading securities and loans	151,684	234,846	75,573	462,103	—	462,103
Derivatives	7,204	428,779	31,226	467,209	(390,328)	76,881
Investments	64,375	125,282	17,060	206,717	—	206,717
Loans(2)	—	3,718	9	3,727	—	3,727
Mortgage servicing rights	—	—	8,380	8,380	—	8,380
Other financial assets measured on a recurring basis	—	13,570	1,171	14,741	(4,939)	9,802

Total assets	$223,263	$938,578	$133,435	$1,295,276	$(443,361)	$851,915
	17.2%	72.5%	10.3%	100.0%

Liabilities
Interest-bearing deposits	$—	$3,542	$56	$3,598	$—	$3,598
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	241,790	6,158	247,948	(48,094)	199,854
Trading account liabilities
Securities sold, not yet purchased	68,928	9,140	473	78,541	—	78,541
Derivatives	8,602	447,119	33,696	489,417	(385,876)	103,541
Short-term borrowings	—	8,471	5,016	13,487	—	13,487
Long-term debt	—	70,359	8,953	79,312	—	79,312
Other financial liabilities measured on a recurring basis	—	6,506	1	6,507	(4,939)	1,568

Total liabilities	$77,530	$786,927	$54,353	$918,810	$(438,909)	$479,901
	8.4%	85.7%	5.9%	100.0%

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FIN 41, and (ii) derivative exposures covered by a qualifying master netting agreement in accordance with FIN 39, cash collateral, and the market value adjustment.

(2)
There is no allowance for loan losses recorded for loans reported at fair value.

        The following tables present the changes in the Level 3 fair-value category for the three months ended March 31, 2008 and 2007. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

        The Company often hedges positions with offsetting positions that are classified in a different level. For example, the gains and losses for assets and liabilities in the Level 3 category presented in the tables below do not reflect the effect of offsetting losses and gains on hedging instruments that have been classified by the Company in the Level 1 and Level 2 categories. In addition, the Company hedges items classified in the Level 3 category with instruments also classified in Level 3 of the fair-value hierarchy. The effects of these hedges are presented gross in the following tables.

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2007	Principal transactions	Other(1)(2)			March 31, 2008
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$—	$16	$—
Trading account assets
Trading securities and loans(4)	75,573	(8,416)	—	17,952	5,563	90,672	(8,548)
Investments	17,060	—	(1,336)	3,432	1,383	20,539	(747)
Loans	9	6	—	—	78	93	6
Mortgage servicing rights	8,380	—	(353)	—	(311)	7,716	(316)
Other financial assets measured on a recurring basis	1,171	—	17	(519)	143	812	32

Liabilities
Interest-bearing deposits	$56	$(9)	$—	$13	$27	$105	$(4)
Securities sold under agreements to repurchase	6,158	(139)	—	344	(433)	6,208	(135)
Trading account liabilities
Securities sold, not yet purchased	473	5	—	672	677	1,817	49
Derivatives, net(5)	2,470	1,474	—	1,075	(1,119)	952	1,650
Short-term borrowings(6)	5,016	(70)	—	1,508	(444)	6,150	(74)
Long-term debt(6)	8,953	163	—	37,954	455	47,199	(325)
Other financial liabilities measured on a recurring basis	1	—	1	—	—	—	—

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3			Unrealized gains (losses) still held(3)
In millions of dollars	January 1, 2007	Principal transactions	Other(1)(2)		Purchases, issuances and settlements	March 31, 2007
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$—	$16	$—
Trading account assets
Trading securities and loans(7)	22,415	493	—	2,341	6,994	32,243	970
Derivatives, net(5)	1,875	406	—	286	(1,333)	1,234	109
Investments	11,468	—	183	580	422	12,653	29
Loans	—	—	—	—	—	—	—
Mortgage servicing rights	5,439	—	125	—	3,268	8,832	125
Other financial assets measured on a recurring basis	948	—	144	(418)	242	916	140

Liabilities
Interest-bearing deposits	$60	$1	$—	$—	$48	$107	$2
Securities sold under agreements to repurchase	6,778	(60)	—	(193)	(367)	6,278	(20)
Trading account liabilities
Securities sold, not yet purchased	467	28	—	(98)	93	434	(75)
Short-term borrowings	2,214	(8)	—	(21)	(312)	1,889	(1)
Long-term debt	1,693	—	—	—	(344)	1,349	—
Other financial liabilities measured on a recurring basis	—	—	—	—	8	8	—

(1)
Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs are recorded in Commissions and fees on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2008 and 2007.

(4)
The increase in Level 3 trading securities from December 31, 2007 to March 31 2008 was largely a result of prices and other valuation inputs becoming unobservable for a number of items including auction rate securities and Alt-A mortgage securities. Trading securities classified as Level 3 also include $2.3 billion related to the consolidation of the Citi-advised SIVs that were classified as Level 2 at December 31, 2007, and transferred into Level 3 during the quarter. Net realized/unrealized losses recorded in principal transactions is largely due to losses incurred in direct ABS CDO super senior exposures, auction rate securities and Alt-A mortgage securities.

(5)
Total Level 3 derivative exposures have been netted on these tables for presentation purposes only.

(6)
Liabilities classified as Level 3 include Short-term borrowings of $1.0 billion and Long-term debt of $38.2 billion related to the consolidation of the Citi-advised SIVs. These liabilities were classified as Level 2 at December 31, 2007, and have been transferred into Level 3 due to the lack of observable inputs for these liabilities.

(7)
Transfers into Level 3 trading securities during the first quarter of 2007 are primarily driven by prices and other valuation inputs becoming unobservable during the first quarter of 2007, most notably for certain foreign corporate bonds.

        In general, secured financing for level 3 assets has been impacted by fewer counterparties, higher haircuts and reduced market values.

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

        The following table presents all loans held-for-sale that are carried at LOCOM as of March 31, 2008 and December 2007 (in billions):

	Aggregate Cost	Fair value	Level 2	Level 3
March 31, 2008	$39.1	$35.0	$5.5	$29.5
December 31, 2007	33.6	31.9	5.1	26.8

        For the three months ended March 31, 2008 and 2007, the resulting charges taken on loans held-for-sale carried at fair value below cost were $2.3 billion and $1.8 billion, respectively.

Highly Leveraged Financing Commitments

        The Company reports a number of highly leveraged loans as held-for-sale, which are measured on a LOCOM basis. The fair value of such exposures is determined, where possible, using quoted secondary-market prices and classified in Level 2 of the fair-value hierarchy if there is a sufficient level of activity in the market and quotes or traded prices are available with suitable frequency.

        However, due to the dislocation of the credit markets and the reduced market interest in higher risk/higher yield instruments during the second half of 2007 and first quarter of 2008, liquidity in the market for highly leveraged financings has continued to decline significantly during that period. Therefore, a majority of such exposures are classified as Level 3 as quoted secondary market prices do not generally exist. The fair value for such exposures is determined using quoted prices for a similar asset or asset, adjusted for the specific attributes of the loan being valued.

17.    Guarantees

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), provides initial measurement and disclosure guidance in accounting for guarantees. FIN 45 requires that, for certain contracts meeting the definition of a guarantee, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee.

        In addition, the guarantor must disclose the maximum potential amount of future payments the guarantor could be required to make under the guarantee, if there were a total default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

        The following tables present information about the Company's guarantees at March 31, 2008 and December 31, 2007:

	Maximum potential amount of future payments
In billions of dollars at March 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2008
Financial standby letters of credit	$28.6	$53.3	$81.9	$149.5
Performance guarantees	10.5	8.0	18.5	26.7
Derivative instruments	98.5	267.4	365.9	30,548.7
Loans sold with recourse	—	0.4	0.4	44.6
Securities lending indemnifications(1)	163.3	—	163.3	—
Credit card merchant processing(1)	59.6	—	59.6	—
Custody indemnifications and other(1)	—	46.8	46.8	140.0

Total	$360.5	$375.9	$736.4	$30,909.5

	Maximum potential amount of future payments
In billions of dollars at December 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2007(2)
Financial standby letters of credit	$43.5	$43.6	$87.1	$160.6
Performance guarantees	11.3	6.8	18.1	24.4
Derivative instruments	121.5	381.6	503.1	23,083.3
Loans sold with recourse	—	0.5	0.5	45.5
Securities lending indemnifications(1)	153.4	—	153.4	—
Credit card merchant processing(1)	64.0	—	64.0	—
Custody indemnifications and other(1)	—	53.4	53.4	306.0

Total	$393.7	$485.9	$879.6	$23,619.8

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

        The main use of derivatives is to reduce risk for one party while offering the potential for high return (at increased risk) to another. Financial institutions often act as intermediaries for their clients, helping clients reduce their risks. However, derivatives may also be used to take a risk position. Certain derivative contracts entered into by the Company meet the definition of a guarantee, including credit default swaps, total return swaps and certain written options. However, credit derivatives (that is, credit default swaps and total return swaps) with banks and broker-dealers are excluded from this definition as these counterparties are considered to be dealers in these instruments with the primary purpose of taking a risk position. In addition, non-credit derivative contracts that are cash settled and for which the Company is unable to assert that it is probable the counterparty held the underlying instrument at the inception of the contract are also not considered guarantees under FIN 45. Accordingly, these contracts are excluded from the disclosure above. In instances where the Company's maximum potential future payment is unlimited, such as in certain written foreign currency options, the notional amount of the contract is disclosed.

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

Other

        In the fourth quarter of 2007, Citigroup recorded a $306 million (pretax) charge related to certain of Visa USA's litigation matters. In March 2008, in connection with the IPO, Visa used a portion of its IPO proceeds to fund an escrow account with respect to those litigation matters. This has enabled Citigroup to recognize a $166 million (pretax) reduction of its $306 million reserve. The carrying value of the reserve is included in Other liabilities.

Other Guarantees and Indemnifications

        Citigroup's primary credit card business is the issuance of credit cards to individuals. In addition, the Company provides transaction processing services to various merchants with respect to bankcard and private label cards. In the event of a billing dispute with respect to a bankcard transaction between a merchant and a cardholder that is ultimately resolved in the cardholder's favor, the third party holds the primary contingent liability to credit or refund the amount to the cardholder and charge back the transaction to the merchant. If the third party is unable to collect this amount from the merchant, it bears the loss for the amount of the credit or refund paid to the cardholder.

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

        The Company's maximum potential contingent liability related to both bankcard and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At March 31, 2008 and December 31, 2007, this maximum potential exposure was estimated to be $60 billion and $64 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At March 31, 2008 and December 31, 2007, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

        In addition, the Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At March 31, 2008, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2008 and December 31, 2007, related to these indemnifications and they are not included in the table.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table and there are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2008 or December 31, 2007 for potential obligations that could arise from the Company's involvement with VTN associations.

        At March 31, 2008 and December 31, 2007, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table amounted to approximately $31 billion and $24 billion, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at March 31, 2008 and December 31, 2007, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1.25 billion relating to letters of credit and unfunded lending commitments.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $104 billion and $112 billion at March 31, 2008 and December 31, 2007, respectively. Securities and other marketable assets held as collateral amounted to $72 billion and $54 billion and letters of credit in favor of the Company held as collateral amounted to $498 million and $192 million at March 31, 2008 and December 31, 2007, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Credit Commitments

        The table below summarizes Citigroup's other commitments as of March 31, 2008 and December 31, 2007.

In millions of dollars	U.S.	Outside of U.S.	March 31, 2008	December 31, 2007
Commercial and similar letters of credit	$1,650	$8,099	$9,749	$9,175
One- to four-family residential mortgages	5,893	763	6,656	4,587
Revolving open-end loans secured by one- to four-family residential properties	30,266	3,346	33,612	35,187
Commercial real estate, construction and land development	3,291	812	4,103	4,834
Credit card lines	961,838	157,858	1,119,696	1,103,535
Commercial and other consumer loan commitments	295,614	160,897	456,511	473,631

Total	$1,298,552	$331,775	$1,630,327	$1,630,949

        The majority of unused commitments are contingent upon customers' maintaining specific credit standards. Commercial commitments generally have floating interest rates and fixed expiration dates and may require payment of fees. Such fees (net of certain direct costs) are deferred and, upon exercise of the commitment, amortized over the life of the loan or, if exercise is deemed remote, amortized over the commitment period.

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

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $238 billion and $259 billion with an original maturity of less than one year at March 31, 2008 and December 31, 2007, respectively.

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

18.    Contingencies

        As described in the "Legal Proceedings" discussion on page 119, the Company has been a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

  (i)
  underwritings for, and research coverage of, WorldCom;

  (ii)
  underwritings for Enron and other transactions and activities related to Enron;

  (iii)
  transactions and activities related to research coverage of companies other than WorldCom; and

  (iv)
  transactions and activities related to the IPO Securities Litigation.

        As of March 31, 2008, the Company's litigation reserve for these matters, net of amounts previously paid or not yet paid but committed to be paid in connection with the Enron class action settlement, the Enron bankruptcy and credit-linked notes settlements described under "Legal Proceedings" on page 119, and other settlements arising out of these matters, was approximately $1.1 billion. The Company believes that this reserve is adequate to meet all of its remaining exposure for these matters.

        As described in the "Legal Proceedings" discussion on page 119, the Company is also a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with other matters. In view of the large number of litigation matters, the uncertainties of the timing and outcome of this type of litigation, the novel issues presented, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the Company's litigation reserves. The Company will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interests of the Company.

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

19.   Citibank, N.A. Stockholder's Equity

Statement of Changes in Stockholder's Equity

	Three Months Ended March 31,
In millions of dollars, except shares	2008	2007
Common stock ($20 par value)
Balance, beginning of period—Shares: 37,534,553 in 2008 and 2007	$751	$751

Balance, end of period—Shares: 37,534,553 in 2008 and 2007	$751	$751

Surplus
Balance, beginning of period	$69,135	$43,753
Capital contribution from parent company	18	2,030
Employee benefit plans	1	11

Balance, end of period	$69,154	$45,794

Retained earnings
Balance, beginning of period	$31,915	$30,358
Adjustment to opening balance, net of taxes(1)	—	(96)

Adjusted balance, beginning of period	$31,915	$30,262
Net income (loss)	(881)	2,155
Dividends paid	(8)	(18)

Balance, end of period	$31,026	$32,399

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(2,495)	$(1,709)
Adjustment to opening balance, net of taxes(2)	—	(1)

Adjusted balance, beginning of period	$(2,495)	$(1,710)
Net change in unrealized gains (losses) on investment securities available-for-sale, net of taxes	(1,942)	130
Net change in foreign currency translation adjustment, net of taxes	799	141
Net change in cash flow hedges, net of taxes	(1,008)	(270)
Pension liability adjustment, net of taxes	48	67

Net change in Accumulated other comprehensive income (loss)	$(2,103)	$68

Balance, end of period	$(4,598)	$(1,642)

Total common stockholder's equity and total stockholder's equity	$96,333	$77,302

Comprehensive income (loss)
Net income (loss)	$(881)	$2,155
Net change in Accumulated other comprehensive income (loss)	(2,103)	68

Comprehensive income (loss)	$(2,984)	$2,223

(1)
The adjustment to opening balance for Retained earnings represents the total of the after-tax gain (loss) amounts for the adoption of the following accounting pronouncements:

•
SFAS 157 for $9 million,

•
SFAS 159 for $15 million,

•
FSP 13-2 for $(142) million, and

•
FIN 48 for $22 million.

  See Notes 1 and 16 on pages 65 and 95, respectively.

(2)
The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to several miscellaneous items previously reported in accordance with SFAS 115. The related unrealized gains and losses were reclassified to retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Notes 1 and 16 on pages 65 and 95 for further discussions.

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

Citigroup Parent Company

        The holding company, Citigroup Inc.

Citigroup Global Markets Holdings Inc. (CGMHI)

        Citigroup guarantees various debt obligations of CGMHI as well as all of the outstanding debt obligations under CGMHI's publicly issued debt.

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

Associates First Capital Corporation (Associates)

        A wholly-owned subsidiary of Citigroup. Citigroup has issued a full and unconditional guarantee of the outstanding long-term debt securities of Associates. In addition, Citigroup guaranteed various debt obligations of Citigroup Finance Canada Inc. (CFCI), a wholly-owned subsidiary of Associates. CFCI continues to issue debt in the Canadian market supported by a Citigroup guarantee. Associates is the immediate parent company of CCC.

Other Citigroup Subsidiaries

        Includes all other subsidiaries of Citigroup and intercompany eliminations.

Consolidating Adjustments

        Includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries, investment in subsidiaries and the elimination of CCC, which is included in the Associates column.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$1,366	$—	$—	$—	$—	$—	$(1,366)	$—
Interest revenue	134	5,824	—	1,812	2,092	21,900	(1,812)	29,950
Interest revenue—intercompany	1,306	445	1,412	11	151	(3,314)	(11)	—
Interest expense	2,291	4,063	961	41	175	8,987	(41)	16,477
Interest expense—intercompany	(27)	1,406	108	624	693	(2,180)	(624)	—

Net interest revenue	$(824)	$800	$343	$1,158	$1,375	$11,779	$(1,158)	$13,473

Commissions and fees	$—	$2,233	$—	$20	$47	$(609)	$(20)	$1,671
Commissions and fees—intercompany	(10)	72	—	7	11	(73)	(7)	—
Principal transactions	958	(7,568)	816	—	(4)	(863)	—	(6,661)
Principal transactions—intercompany	(284)	176	(582)	—	23	667	—	—
Other income	(1,756)	964	(66)	109	134	5,460	(109)	4,736
Other income—intercompany	1,306	540	70	7	26	(1,942)	(7)	—

Total non-interest revenues	$214	$(3,583)	$238	$143	$237	$2,640	$(143)	$(254)

Total revenues, net of interest expense	$756	$(2,783)	$581	$1,301	$1,612	$14,419	$(2,667)	$13,219

Provisions for credit losses and for benefits and claims	$—	$16	$—	$989	$1,086	$4,924	$(989)	$6,026

Expenses
Compensation and benefits	$(7)	$2,804	$—	$198	$274	$6,009	$(198)	$9,080
Compensation and benefits— intercompany	2	236	—	49	50	(288)	(49)	—
Other expense	49	959	—	125	167	5,961	(125)	7,136
Other expense—intercompany	33	329	15	81	104	(481)	(81)	—

Total operating expenses	$77	$4,328	$15	$453	$595	$11,201	$(453)	$16,216

Income (loss) before taxes, minority interest, and equity in undistributed income of subsidiaries	$679	$(7,127)	$566	$(141)	$(69)	$(1,706)	$(1,225)	$(9,023)
Income taxes (benefits)	(437)	(2,744)	200	(45)	(16)	(894)	45	(3,891)
Minority interest, net of taxes	—	—	—	—	—	(21)	—	(21)
Equities in undistributed income of subsidiaries	(6,227)	—	—	—	—	—	6,227	—

Net income (loss)	$(5,111)	$(4,383)	$366	$(96)	$(53)	$(791)	$4,957	$(5,111)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$2,805	$—	$—	$—	$—	$—	$(2,805)	$—
Interest revenue	97	7,282	—	1,524	1,791	19,004	(1,524)	28,174
Interest revenue—intercompany	1,284	295	1,245	37	123	(2,947)	(37)	—
Interest expense	1,790	5,722	891	46	181	8,978	(46)	17,562
Interest expense—intercompany	(13)	1,170	191	496	660	(2,008)	(496)	—

Net interest revenue	$(396)	$685	$163	$1,019	$1,073	$9,087	$(1,019)	$10,612

Commissions and fees	$—	$2,847	$—	$18	$41	$2,714	$(18)	$5,602
Commissions and fees—intercompany	—	25	—	5	5	(30)	(5)	—
Principal transactions	6	1,066	(128)	—	—	2,224	—	3,168
Principal transactions—intercompany	3	112	1	—	—	(116)	—	—
Other income	26	1,120	52	107	146	4,733	(107)	6,077
Other income—intercompany	41	382	(44)	7	(16)	(363)	(7)	—

Total non-interest revenues	$76	$5,552	$(119)	$137	$176	$9,162	$(137)	$14,847

Total revenues, net of interest expense	$2,485	$6,237	$44	$1,156	$1,249	$18,249	$(3,961)	$25,459

Provisions for credit losses and for benefits and claims	$—	$7	$—	$426	$478	$2,482	$(426)	$2,967

Expenses
Compensation and benefits	$21	$3,613	$—	$160	$214	$4,851	$(160)	$8,699
Compensation and benefits—intercompany	2	—	—	40	41	(43)	(40)	—
Other expense	114	988	—	155	206	5,564	(155)	6,872
Other expense—intercompany	26	425	21	77	95	(567)	(77)	—

Total operating expenses	$163	$5,026	$21	$432	$556	$9,805	$(432)	$15,571

Income before taxes, minority interest and equity in undistributed income of subsidiaries	$2,322	$1,204	$23	$298	$215	$5,962	$(3,103)	$6,921
Income taxes (benefits)	(241)	361	9	106	64	1,669	(106)	1,862
Minority interest, net of taxes	—	—	—	—	—	47	—	47
Equities in undistributed income of subsidiaries	2,449	—	—	—	—	—	(2,449)	—

Net income	$5,012	$843	$14	$192	$151	$4,246	$(5,446)	$5,012

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$1	$3,690	$—	$207	$314	$26,832	$(207)	$30,837
Cash and due from banks—intercompany	20	785	5	141	161	(971)	(141)	—
Federal funds sold and resale agreements	—	213,454	—	—	—	25,552	—	239,006
Federal funds sold and resale agreements—intercompany	—	16,573	—	—	—	(16,573)	—	—
Trading account assets	28	261,752	846	—	24	315,787	—	578,437
Trading account assets—intercompany	260	10,954	1,661	—	13	(12,888)	—	—
Investments	14,380	506	—	2,302	2,837	186,432	(2,302)	204,155
Loans, net of unearned income	—	756	—	50,032	59,136	729,951	(50,032)	789,843
Loans, net of unearned income—intercompany	—	—	120,812	5,964	12,111	(132,923)	(5,964)	—
Allowance for loan losses	—	(84)	—	(1,992)	(2,201)	(15,972)	1,992	(18,257)

Total loans, net	$—	$672	$120,812	$54,004	$69,046	$581,056	$(54,004)	$771,586
Advances to subsidiaries	126,313	—	—	—	—	(126,313)	—	—
Investments in subsidiaries	162,273	—	—	—	—	—	(162,273)	—
Other assets	8,955	94,792	62	5,687	7,278	264,740	(5,687)	375,827
Other assets—intercompany	8,191	36,816	4,646	265	983	(50,636)	(265)	—

Total assets	$320,421	$639,994	$128,032	$62,606	$80,656	$1,193,018	$(224,879)	$2,199,848

Liabilities and stockholders' equity
Deposits	$—	$—	$—	$—	$—	$831,208	$—	$831,208
Federal funds purchased and securities loaned or sold	—	226,964	—	—	—	52,597	—	279,561
Federal funds purchased and securities loaned or sold—intercompany	—	12,750	—	—	—	(12,750)	—	—
Trading account liabilities	—	107,132	62	—	—	94,792	—	201,986
Trading account liabilities—intercompany	372	9,717	616	—	—	(10,705)	—	—
Short-term borrowings	1,234	18,598	44,055	—	1,249	70,663	—	135,799
Short-term borrowings—intercompany	—	50,076	41,712	8,505	39,572	(131,360)	(8,505)	—
Long-term debt	181,108	25,095	37,880	2,718	12,547	168,329	(2,718)	424,959
Long-term debt—intercompany	—	43,786	856	42,343	18,802	(63,444)	(42,343)	—
Advances from subsidiaries	2,552	—	—	—	—	(2,552)	—	—
Other liabilities	4,313	106,974	381	2,065	2,047	84,401	(2,065)	198,116
Other liabilities—intercompany	2,623	29,049	178	695	210	(32,060)	(695)	—
Stockholders' equity	128,219	9,853	2,292	6,280	6,229	143,899	(168,553)	128,219

Total liabilities and stockholders' equity	$320,421	$639,994	$128,032	$62,606	$80,656	$1,193,018	$(224,879)	$2,199,848

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$4,405	$2	$182	$280	$33,519	$(182)	$38,206
Cash and due from banks—intercompany	19	892	—	139	160	(1,071)	(139)	—
Federal funds sold and resale agreements	—	242,771	—	—	—	31,295	—	274,066
Federal funds sold and resale agreements—intercompany	—	12,668	—	—	—	(12,668)	—	—
Trading account assets	12	273,662	303	—	30	264,977	—	538,984
Trading account assets—intercompany	262	7,648	1,458	—	5	(9,373)	—	—
Investments	10,934	431	—	2,275	2,813	200,830	(2,275)	215,008
Loans, net of unearned income	—	758	—	49,705	58,944	718,291	(49,705)	777,993
Loans, net of unearned income—intercompany	—	—	106,645	3,987	12,625	(119,270)	(3,987)	—
Allowance for loan losses	—	(79)	—	(1,639)	(1,828)	(14,210)	1,639	(16,117)

Total loans, net	$—	$679	$106,645	$52,053	$69,741	$584,811	$(52,053)	$761,876
Advances to subsidiaries	111,155	—	—	—	—	(111,155)	—	—
Investments in subsidiaries	166,017	—	—	—	—	—	(166,017)	—
Other assets	7,804	88,333	76	5,552	7,227	256,051	(5,552)	359,491
Other assets—intercompany	6,073	32,051	4,846	273	480	(43,450)	(273)	—

Total assets	$302,276	$663,540	$113,330	$60,474	$80,736	$1,193,766	$(226,491)	$2,187,631

Liabilities and stockholders' equity
Deposits	$—	$—	$—	$—	$—	$826,230	$—	$826,230
Federal funds purchased and securities loaned or sold	—	260,129	—	—	—	44,114	—	304,243
Federal funds purchased and securities loaned or sold—intercompany	1,486	10,000	—	—	—	(11,486)	—	—
Trading account liabilities	—	117,627	121	—	—	64,334	—	182,082
Trading account liabilities—intercompany	161	6,327	375	—	21	(6,884)	—	—
Short-term borrowings	5,635	16,732	41,429	—	1,444	81,248	—	146,488
Short-term borrowings—intercompany	—	59,461	31,691	5,742	37,181	(128,333)	(5,742)	—
Long-term debt	171,637	31,401	36,395	3,174	13,679	174,000	(3,174)	427,112
Long-term debt—intercompany	—	39,606	957	42,293	19,838	(60,401)	(42,293)	—
Advances from subsidiaries	3,555	—	—	—	—	(3,555)	—	—
Other liabilities	4,580	98,425	268	2,027	1,960	82,645	(2,027)	187,878
Other liabilities—intercompany	1,624	9,640	165	847	271	(11,700)	(847)	—
Stockholders' equity	113,598	14,192	1,929	6,391	6,342	143,554	(172,408)	113,598

Total liabilities and stockholders' equity	$302,276	$663,540	$113,330	$60,474	$80,736	$1,193,766	$(226,491)	$2,187,631

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities	$5,942	$28,583	$(26)	$987	$593	$(33,506)	$(987)	$1,586

Cash flows from investing activities
Change in loans	$—	$54	$(14,069)	$(1,288)	$(1,239)	$(68,019)	$1,288	$(83,273)
Proceeds from sales and securitizations of loans	—	19	—	—	—	67,506	—	67,525
Purchases of investments	(47,741)	(75)	—	(207)	(322)	(44,359)	207	(92,497)
Proceeds from sales of investments	8,565	—	—	65	162	30,844	(65)	39,571
Proceeds from maturities of investments	35,988	—	—	90	98	22,763	(90)	58,849
Changes in investments and advances—intercompany	(16,236)	—	—	(1,978)	514	15,722	1,978	—
Business acquisitions	—	—	—	—	—	—	—	—
Other investing activities	—	(20,058)	—	—	—	16,527	—	(3,531)

Net cash (used in) provided by investing activities	$(19,424)	$(20,060)	$(14,069)	$(3,318)	$(787)	$40,984	$3,318	$(13,356)

Cash flows from financing activities
Dividends paid	$(1,759)	$—	$—	$—	$—	$—	$—	$(1,759)
Dividends paid-intercompany	—	(27)	—	—	—	27	—	—
Issuance of common stock	46	—	—	—	—	—	—	46
Issuance of preferred stock	19,384	—	—	—	—	—	—	19,384
Treasury stock acquired	(6)	—	—	—	—	—	—	(6)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	2,775	(5,989)	1,318	(456)	(1,132)	(4,574)	456	(7,602)
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	—	4,190	—	50	(1,036)	(3,154)	(50)	—
Change in deposits	—	—	—	—	—	4,978	—	4,978
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(4,213)	1,866	2,726	—	6	(11,074)	—	(10,689)
Net change in short-term borrowings and other advances—intercompany	(2,457)	(9,385)	10,053	2,764	2,391	(602)	(2,764)	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	(286)	—	1	—	—	(1)	—	(286)

Net cash provided by (used in) financing activities	$13,484	$(9,345)	$14,098	$2,358	$229	$(14,400)	$(2,358)	$4,066

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$335	$—	$335

Net increase (decrease) in cash and due from banks	$2	$(822)	$3	$27	$35	$(6,587)	$(27)	$(7,369)
Cash and due from banks at beginning of period	19	5,297	2	321	440	32,448	(321)	38,206

Cash and due from banks at end of period	$21	$4,475	$5	$348	$475	$25,861	$(348)	$30,837

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$1,033	$(1,976)	$91	$36	$16	$695	$(36)	$(141)
Interest	2,458	6,143	1,119	682	93	7,307	(682)	17,120
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$380	$394	$372	$(380)	$766

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities	$849	$(17,858)	$73	$710	$1,255	$(2,736)	$(710)	$(18,417)

Cash flows from investing activities
Change in loans	$—	$(13)	$—	$(769)	$(883)	$(71,517)	$769	$(72,413)
Proceeds from sales and securitizations of loans	—	—	—	—	—	61,333	—	61,333
Purchases of investments	(4,147)	—	—	(173)	(401)	(76,681)	173	(81,229)
Proceeds from sales of investments	1,688	—	—	50	121	37,208	(50)	39,017
Proceeds from maturities of investments	2,966	—	—	71	218	31,209	(71)	34,393
Changes in investments and advances—intercompany	(4,113)	—	(10,537)	121	606	14,044	(121)	—
Business acquisitions	—	—	—	—	—	(2,353)	—	(2,353)
Other investing activities	—	1,757	—	—	—	(4,409)	—	(2,652)

Net cash (used in) provided by investing activities	$(3,606)	$1,744	$(10,537)	$(700)	$(339)	$(11,166)	$700	$(23,904)

Cash flows from financing activities
Dividends paid	$(2,698)	$—	$—	$—	$—	$—	$—	$(2,698)
Dividends paid-intercompany	—	(1,036)	—	—	—	1,036	—	—
Issuance of common stock	394	—	—	—	—	—	—	394
Treasury stock acquired	(645)	—	—	—	—	—	—	(645)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	8,943	(1,967)	6,080	(128)	195	(3,884)	128	9,367
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	(369)	2,124	—	208	(2,051)	296	(208)	—
Change in deposits	—	—	—	—	—	24,902	—	24,902
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(4)	4,895	(2,019)	(934)	(1,941)	8,787	934	9,718
Net change in short-term borrowings and other advances—intercompany	(2,037)	12,417	6,320	787	2,821	(19,521)	(787)	—
Capital contributions from parent	—	—	100	—	—	(100)	—	—
Other financing activities	(819)	—	—	—	—	—	—	(819)

Net cash provided by (used in) financing activities	$2,765	$16,433	$10,481	$(67)	$(976)	$11,516	$67	$40,219

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$9	$—	$9

Net increase (decrease) in cash and due from banks	$8	$319	$17	$(57)	$(60)	$(2,377)	$57	$(2,093)
Cash and due from banks at beginning of period	21	4,421	—	388	503	21,569	(388)	26,514

Cash and due from banks at end of period	$29	$4,740	$17	$331	$443	$19,192	$(331)	$24,421

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(61)	$644	$(20)	$34	$25	$1,238	$(34)	$1,826
Interest	1,718	6,921	1,078	738	116	5,499	(738)	15,332
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$308	$315	$138	$(308)	$453

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Enron Corp.

        On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement (which was approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008), Citigroup will make a pretax payment of $1.66 billion to Enron, and will waive certain claims against Enron's estate. Enron also will allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes ("CLNs"), and will release all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts of both settlements are fully covered by Citigroup's existing litigation reserves.

        On February 14, 2008, Citigroup agreed to settle Connecticut Resources Recovery Authority v. Lay, et al., an action brought by the Attorney General of Connecticut in connection with an Enron-related transaction; subsequently, the District Court dismissed the case on March 5, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Parmalat

        In In re Parmalat Securities Litigation, the Company filed a motion for summary judgment on February 29, 2008. The motion is pending.

        In Bondi v. Citigroup, pending in New Jersey Superior Court, the Company filed a motion for summary judgment with respect to each of plaintiff's claims and with respect to Citibank's counterclaims. Plaintiff also filed a motion for summary judgment with respect to Citibank's counterclaims. On April 15, 2008 the Court granted the Company's motion for summary judgment on all claims, except the claim relating to allegations of aiding and abetting Parmalat insiders in breaching their fiduciary duties to Parmalat, insofar as that claim pertains to the insiders' larceny from Parmalat. The Court also denied Bondi's motion for summary judgment on Citibank's counterclaim. Trial is set for May 5, 2008 on the remaining claim and Citibank's counterclaims.

        In the criminal investigation into alleged bankruptcy offenses relating to the collapse of Parmalat pending in Parma, Italy, a preliminary hearing began on April 21, 2008 with respect to 10 current and former Company employees. The next hearing is scheduled for May 28, 2008, when it is expected that two additional former Company employees will be added to the proceedings.

Subprime Mortgage-Related Litigation

        Derivative Actions.    On February 5, 2008, the four derivative actions filed in Delaware Chancery Court were consolidated under the caption In re Citigroup Inc. Shareholder Derivative Litigation. A consolidated amended derivative complaint was filed on February 19, 2008.

        Other Matters.    Putative class actions brought by shareholders of American Home Mortgage Investment Corp., pending in the Eastern District of New York, were consolidated on March 21, 2008. On April 4, 2008, lead plaintiff in the multi-district litigation filed a new putative class action complaint alleging violations of the securities laws arising out of underwriting activity by the Company and other investment banks, on behalf of American Home Mortgage. A consolidated amended complaint is scheduled to be filed by May 20, 2008.

        Two of three putative class actions brought by shareholders of Countrywide Financial Corp. were consolidated under the caption In re Countrywide Financial Corp. Securities Litigation. The third, Luther v. Countrywide Financial Corp., et al., was remanded to California state court on February 28, 2008.

        On February 22, 2008, Citibank, N.A. filed a complaint against the City of Cleveland, Ohio seeking declaratory and injunctive relief on the ground that the City of Cleveland's public nuisance claim, asserted in a separate action, is preempted by federal law and may not be asserted against national banks and their operating subsidiaries.

        On April 14, 2008, a putative class action was filed against the Company in the Southern District of Florida, alleging that the Company violated the federal securities laws and Florida state law in connection with its marketing of the Falcon Strategies Two B hedge fund.

Interchange Fees

        Citigroup Inc. and certain of its subsidiaries are defendants, together with Visa, MasterCard, and various other banks, in actions filed on behalf of a putative class of retail merchants that accept Visa and MasterCard payment cards. The first of these actions was filed in June 2005, and the lawsuits were subsequently consolidated for pretrial proceedings, together with related lawsuits brought by individual plaintiffs against Visa and MasterCard, in the United States District Court for

the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant Discount Litigation. On April 24, 2006, putative class plaintiffs filed a First Consolidated and Amended Class Action Complaint ("Consolidated Complaint"). The Consolidated Complaint alleges, among other things, that Defendants have engaged in conspiracies to set the price of interchange and merchant discount fees on credit and off-line debit card transactions, in violation of Section 1 of the Sherman Act and a California statute. The complaint also alleges additional federal antitrust violations by Defendants of Section 1 and Section 2 of the Sherman Act, including alleged unlawful contracts in restraint of trade pertaining to various rules governing merchant conduct maintained by Visa or MasterCard, alleged unlawful tying and bundling arrangements, alleged unlawful exclusive dealing arrangements, and alleged unlawful maintenance of monopoly power by Visa. The District Court granted Defendants' motion to dismiss all claims for damages that pre-date January 1, 2004. On May 22, 2006, the putative class plaintiffs filed a supplemental complaint against MasterCard and certain other bank defendants, including Citigroup Inc. and certain of its subsidiaries, alleging that MasterCard's initial public offering in 2006 violated Section 7 of the Clayton Act and Section 1 of the Sherman Act. The supplemental complaint also alleged that the MasterCard initial public offering was a fraudulent conveyance under New York state law. The defendants to the supplemental complaint filed a motion to dismiss its claims; the magistrate has issued a report recommending denying the motion in part, and granting it in part with leave to amend, which is pending before the Court for decision. Discovery is ongoing, and plaintiffs are anticipated to file a motion seeking class certification on May 8, 2008.

Other Matters

        Three putative class actions and one individual action have been filed against the Company and related entities and individuals in the Southern District of New York, asserting various claims under the federal securities laws and state common law arising out of plaintiffs' investments in auction rate securities. The Company, along with other industry participants, also has received a subpoena from a state governmental agency relating to auction rate securities. The Company is cooperating fully with that inquiry.

        A purported class action complaint, Leber v. Citigroup Inc., et al., was filed against the Company and its administration and investment committees, alleging that defendants engaged in prohibited transactions and breached their fiduciary duties of loyalty and prudence by authorizing or causing the Citigroup 401(k) Plan to invest in Citigroup-affiliated mutual funds and to purchase services from Citigroup-affiliated entities. The complaint was brought on behalf of all participants in the Citigroup 401(k) Plan from 2001 through the present.

Item 1A. Risk Factors

        There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

        Under its long-standing repurchase program, the Company buys back common shares in the market or otherwise from time to time. This program is used for many purposes, including to offset dilution from stock-based compensation programs.

        The following table summarizes the Company's share repurchases during the first three months of 2008:

In millions, except per share amounts	Total shares repurchased	Average price paid per share	Dollar value of remaining authorized repurchase program
January 2008
Open market repurchases(1)	0.2	$27.19	$6,743
Employee transactions(2)	4.5	25.18	N/A
February 2008
Open market repurchases	—	$—	$6,743
Employee transactions	0.3	28.14	N/A
March 2008
Open market repurchases	—	$—	$6,743
Employee transactions	0.2	22.77	N/A

First quarter 2008
Open market repurchases	0.2	$27.19	$6,743
Employee transactions	5.0	25.26	N/A

Total first quarter 2008	5.2	$25.31	$6,743

(1)
All open market repurchases were transacted under an existing authorized share repurchase plan. On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases. Shares repurchased in the first quarter of 2008 relate to customer fails/errors.

(2)
Consists of shares added to treasury stock related to activity on employee stock option program exercises, where the employee delivers existing shares to cover the option exercise, or under the Company's employee restricted or deferred stock program, where shares are withheld to satisfy tax requirements.

N/A
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Citigroup's Annual Meeting of Stockholders was held on April 22, 2008. At the meeting:

(1)
14 persons were elected to serve as directors of Citigroup;

(2)
the selection of KPMG LLP to serve as the independent registered public accounting firm of Citigroup for 2008 was ratified;

(3)
a stockholder proposal requesting a report on prior governmental service of certain individuals was defeated;

(4)
a stockholder proposal requesting a report on political contributions was withdrawn, therefore no votes were tabulated for this proposal;

(5)
a stockholder proposal requesting that executive compensation be limited to 100 times the average compensation paid to worldwide employees was defeated;

(6)
a stockholder proposal requesting that two candidates be nominated for each board position was defeated;

(7)
a stockholder proposal requesting a report on the Equator Principles was defeated;

(8)
a stockholder proposal requesting the adoption of certain employment principles for executive officers was defeated;

(9)
a stockholder proposal requesting that Citi amend its GHG emissions policies was defeated;

(10)
a stockholder proposal requesting a report on how investment policies address or could address human rights was defeated;

(11)
a stockholder proposal requesting an independent board chairman was defeated; and

(12)
a stockholder proposal requesting an advisory vote to ratify executive compensation was defeated.

        Set forth below, with respect to each such matter, are the number of votes cast for or against, and where applicable, the number of abstentions and the number of broker non-votes.

	FOR	AGAINST	ABSTAINED	BROKER NON-VOTES
(1) Election of Directors:
NOMINEE
C. Michael Armstrong	3,820,417,775	522,161,209	N/A	N/A
Alain J.P. Belda	3,040,259,490	1,294,074,101	N/A	N/A
Sir Winfried Bischoff	4,002,698,728	342,064,865	N/A	N/A
Kenneth T. Derr	3,102,086,781	1,237,934,146	N/A	N/A
John M. Deutch	3,950,243,007	390,586,751	N/A	N/A
Roberto Hernández Ramirez	4,075,489,581	261,321,134	N/A	N/A
Andrew N. Liveris	4,008,777,045	326,484,533	N/A	N/A
Anne Mulcahy	3,330,413,156	1,012,940,300	N/A	N/A
Vikram S. Pandit	4,210,146,130	136,096,281	N/A	N/A
Richard D. Parsons	2,991,539,847	1,320,422,738	N/A	N/A
Judith Rodin	3,988,211,318	352,686,481	N/A	N/A
Robert E. Rubin	4,011,661,455	335,411,884	N/A	N/A
Robert L. Ryan	4,111,694,383	228,019,040	N/A	N/A
Franklin A. Thomas	4,064,472,435	277,220,558	N/A	N/A
(2) Ratification of Independent Registered Public Accounting Firm	4,229,370,453	120,318,220	60,621,974	N/A
(3) Stockholder Proposal Requesting a report on prior governmental service of certain individuals.	215,850,154	2,607,759,569	535,495,962	1,051,171,152

(4) Stockholder Proposal Requesting a report on political contributions was withdrawn.
(5) Stockholder Proposal Requesting that executive compensation be limited to 100 times the average compensation paid to worldwide employees.	208,269,405	2,939,541,561	211,289,768	1,051,176,104
(6) Stockholder Proposal Requesting that two candidates be nominated for each board position.	169,779,291	2,888,044,042	301,276,978	1,051,176,526
(7) Stockholder Proposal Requesting a report on the Equator Principles.	132,998,595	2,580,931,368	645,170,121	1,051,176,754
(8) Stockholder Proposal Requesting the adoption of certain employment principles for executive officers.	1,093,707,179	1,944,578,784	320,815,371	1,051,175,502
(9) Stockholder Proposal Requesting that Citi amend its GHG emissions policies.	106,189,246	2,622,127,350	630,764,315	1,051,195,926
(10) Stockholder Proposal Requesting a report on how investment policies address or could address human rights.	261,472,163	2,452,138,033	645,476,153	1,051,190,489
(11) Stockholder Proposal Requesting an independent board chairman.	581,833,851	2,591,982,929	185,271,417	1,051,188,641
(12) Stockholder Proposal Requesting an advisory vote to ratify executive compensation.	1,277,659,624	1,772,367,063	309,062,004	1,051,188,146

Item 6. Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May, 2008.

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
3.01.7
Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series A, of the Company, incorporated by reference to Exhibit 3.01 to the Company's Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).
3.01.8
Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series B, of the Company, incorporated by reference to Exhibit 3.02 to the Company's Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).
3.01.9
Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series C, of the Company, incorporated by reference to Exhibit 3.03 to the Company's Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).
3.01.10
Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series D, of the Company, incorporated by reference to Exhibit 3.04 to the Company's Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).
3.01.11
Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series J, of the Company, incorporated by reference to Exhibit 3.05 to the Company's Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).
3.01.12
Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series K, of the Company, incorporated by reference to Exhibit 3.06 to the Company's Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).
3.01.13
Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series L1, of the Company, incorporated by reference to Exhibit 3.07 to the Company's Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).
3.01.14
Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series N, of the Company, incorporated by reference to Exhibit 3.08 to the Company's Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).
3.01.15
Certificate of Designation of 6.5% Non-Cumulative Convertible Preferred Stock, Series T, of the Company, incorporated by reference to Exhibit 3.09 to the Company's Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).
3.01.16
Certificate of Designation of 8.125% Non-Cumulative Preferred Stock, Series AA, of the Company, incorporated by reference to Exhibit 3.10 to the Company's Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).
3.01.17
Certificate of Designation of 8.40% Fixed Rate/Floating Rate Non-Cumulative Preferred Stock, Series E, of the Company, incorporated by reference to Exhibit 3.01 to the Company's Current Report on Form 8-K filed April 28, 2008 (File No. 1-9924).
3.02		By-Laws of the Company, as amended, effective October 16, 2007, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 19, 2007 (File No. 1-9924).
10.01	+	Deferral Agreement entered into by Michael S. Klein, dated December 29, 2006.
12.01	+	Calculation of Ratio of Income to Fixed Charges.
12.02	+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01	+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	+	Residual Value Obligation Certificate.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith

QuickLinks

Part I—Financial Information
Citigroup Inc. TABLE OF CONTENTS
  15. Derivatives Activities
  16. Fair Value (SFAS 155, SFAS 156, SFAS 157, and SFAS 159)
  17. Guarantees
  18. Contingencies
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX