Form 10-Q
period 2008-06-30
CITIGROUP INC
filed 2008-08-01
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common stock outstanding as of June 30, 2008: 5,445,393,308

Available on the Web at www.citigroup.com

Citigroup Inc.

Part I—Financial Information

		Page No.
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)—Three and Six Months Ended June 30, 2008 and 2007	69
	Consolidated Balance Sheet—June 30, 2008 (Unaudited) and December 31, 2007	71
	Consolidated Statement of Changes in Stockholders' Equity (Unaudited)—Three and Six Months Ended June 30, 2008 and 2007	73
	Consolidated Statement of Cash Flows (Unaudited)—Three and Six Months Ended June 30, 2008 and 2007	75
	Consolidated Balance Sheet—Citibank, N.A. and Subsidiaries June 30, 2008 (Unaudited) and December 31, 2007	76
	Notes to Consolidated Financial Statements (Unaudited)	77
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6 - 67
	Summary of Selected Financial Data	4
	Second Quarter of 2008 Management Summary	6
	Events in 2008	7
	Segment, Product and Regional Net Income and Net Revenues	9 - 12
	Managing Global Risk	28
	Interest Revenue/Expense and Yields	39
	Capital Resources and Liquidity	47
	Off-Balance Sheet Arrangements	52
	Forward-Looking Statements	67
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33 - 38 106 - 109
Item 4.	Controls and Procedures	67
Part II—Other Information
Item 1.	Legal Proceedings	141
Item 1A.	Risk Factors	143
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	143
Item 6.	Exhibits	144
Signatures		145
Exhibit Index		146

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

        This quarterly report on Form 10-Q should be read in conjunction with Citigroup's 2007 Annual Report on Form 10-K and Citigroup's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Additional financial, statistical, and business-related information, as well as business and segment trends, is included in a Financial Supplement that was filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on July 18, 2008.

        The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043, telephone number 212 559 1000. Additional information about Citigroup is available on the Company's Web site at www.citigroup.com. Citigroup's annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to these reports, are available free of charge through the Company's Web site by clicking on the "Investor Relations" page and selecting "All SEC Filings." The SEC Web site contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

        Citigroup is managed along the following segment and regional lines:

The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results.

(1)
Asia includes Japan, Latin America includes Mexico, and North America includes U.S., Canada and Puerto Rico.

CITIGROUP INC. AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL DATA

	Second Quarter			Six Months
In millions of dollars, except per share amounts			% Change			% Change
	2008	2007		2008	2007
Net interest revenue	$14,305	$11,398	26%	$27,704	$21,926	26%
Non-interest revenue	4,347	14,932	(71)	3,968	29,588	(87)

Revenues, net of interest expense	$18,652	$26,330	(29)%	$31,672	$51,514	(39)%
Operating expenses	15,943	14,691	9	32,014	30,064	6
Provisions for credit losses and for benefits and claims	7,187	2,710	NM	13,163	5,660	NM

Income (loss) from continuing operations before taxes and minority interest	$(4,478)	$8,929	NM	$(13,505)	$15,790	NM
Income taxes (benefits)	(2,337)	2,663	NM	(6,220)	4,509	NM
Minority interest, net of taxes	76	123	(38)%	55	170	(68)%

Income (loss) from continuing operations	$(2,217)	$6,143	NM	$(7,340)	$11,111	NM
Income (loss) from discontinued operations, net of taxes(1)	(278)	83	NM	(266)	127	NM

Net income (loss)	$(2,495)	$6,226	NM	$(7,606)	$11,238	NM

Earnings per share
Basic
Income (loss) from continuing operations	$(0.49)	$1.25	NM	$(1.50)	$2.27	NM
Net Income (loss)	(0.54)	1.27	NM	(1.55)	2.29	NM
Diluted(2)
Income (loss) from continuing operations	(0.49)	1.23	NM	(1.50)	2.22	NM
Net Income (loss)	(0.54)	1.24	NM	(1.55)	2.25	NM
Dividends declared per common share	$0.32	$0.54	(41)%	$0.64	$1.08	(41)%
Preferred Dividends—Basic (in millions)	$361	$14		$444	$30
Preferred Dividends—Diluted (in millions)	91	14		108	30
At June 30:
Total assets	$2,100,385	$2,220,715	(5)%
Total deposits	803,642	771,761	4
Long-term debt	417,928	340,077	23
Mandatorily redeemable securities of subsidiary trusts	23,658	10,095	NM
Common stockholders' equity	108,981	127,003	(14)
Total stockholders' equity	136,405	127,603	7

Ratios:
Return on common stockholders' equity(3)	(10.4)%	20.2%		(14.5)%	18.7%

Tier 1 Capital	8.74%	7.91%
Total Capital	12.29	11.23
Leverage(4)	5.04	4.37

Common Stockholders' equity to assets	5.19%	5.72%
Dividend payout ratio(5)	N/A	43.5		N/A	48.0
Ratio of earnings to fixed charges and preferred stock dividends	0.64x	1.47x		0.54x	1.43x

(1)
Discontinued operations include the operations and associated loss on the sale of CitiCapital's equipment finance unit to General Electric. See Note 2 to the consolidated financial statements on page 80.

(2)
Due to the net loss in the 2008 periods, basic shares were used to calculate diluted earnings per share. Adding diluted securities to the denominator would result in anti-dilution.

(3)
The return on average common stockholders' equity is calculated using net income (loss) minus preferred stock dividends.

(4)
Tier 1 Capital divided by adjusted average assets.

(5)
Dividends declared per common share as a percentage of net income per diluted share. For the first half of 2008, the dividend payout ratio was not calculable due to the net loss.

        NM Not meaningful.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

SECOND QUARTER OF 2008 MANAGEMENT SUMMARY

        Citigroup reported a $2.2 billion loss from continuing operations ($0.49 per share) for the second quarter of 2008. The second quarter results showed solid underlying revenue and expense performance but were more than offset by write-downs and losses related to the continued disruption in the fixed income markets and higher consumer credit costs. The net loss of $2.5 billion in the second quarter includes the results of CitiCapital (which is now reflected as discontinued operations, including the $309 million estimated after-tax loss on sale).

        Revenues were $18.7 billion, down 29% from a year ago, primarily as a result of a $7.3 billion decrease in Securities & Banking revenues, including $3.4 billion in write-downs on subprime-related direct exposures, a downward credit value adjustment of $2.4 billion related to exposure to monoline insurers, $545 million write- downs related to commercial real estate positions, and write-downs of $428 million (net of underwriting fees) on funded and unfunded highly leveraged financing commitments and $325 million impairment on Alt-A mortgage securities.

        Global Cards revenues were up 3% on double-digit growth in EMEA, Latin America and Asia, partially offset by lower securitization results in North America. Consumer Banking revenues were up 1%, where loan and deposit growth were partially offset by a $745 million net loss from the mark-to-market on our mortgage servicing right (MSR) asset and related hedge. GWM revenues grew 4% on strength in banking and lending revenues which were partially offset by a slowdown in capital markets, particularly in Asia. Transaction Services revenues were up 30%. Total revenues improved $5.6 billion from the first quarter of 2008.

        Customer volume growth was strong, with average loans up 9%, average deposits up 6%, and average interest-earning assets down 5%, reflecting our focus on balance sheet management. Global Cards purchase sales were up 6%. Transaction Services customer liability balances were up 15% and assets under custody grew 13%. In GWM, client assets under fee-based management were down 8%.

        Net interest revenue increased 26% from last year, reflecting volume increases across most products. Net interest margin (NIM) in the second quarter of 2008 was 3.18%, up 77 basis points from the second quarter of 2007, reflecting significantly lower cost of funding, partially offset by a decrease in asset yields related to the decrease in the fed funds rate. (See discussion of NIM on page 39).

        Operating expenses increased 9% from the second quarter of 2007. The major components of the change are the $446 million in repositioning charges and the absence of a $300 million litigation reserve release recorded in the prior-year period. Expense growth also reflected the impact of recent acquisitions. Expenses were down 1% from the first quarter of 2008 and headcount was down 6,000 from March 31, 2008, and approximately 11,000 year-to-date reflecting the continued benefits from our re-engineering efforts.

        Total credit costs of $6.9 billion included NCL's of $4.4 billion up from $2.0 billion in the second quarter of 2007 and a net build of $2.5 billion to its credit reserves. The build consisted of $2.3 billion in Consumer ($1.9 billion in North America and $409 million in regions outside of North America) and $224 million in ICG. The incremental net charge to increase loan loss reserves of $2.0 billion was mainly due to residential real estate in North America. The Consumer loans loss rate was 2.82%, a 122 basis-point increase from the second quarter of 2007. Corporate cash-basis loans were $2.3 billion at June 30, 2008, an increase of $1.7 billion from year-ago levels. The total allowance for loan losses and unfunded lending commitments totaled $21.9 billion at June 30, 2008.

        The effective tax rate of 52% in the second quarter of 2008 primarily resulted from the pretax losses in the Company's S&B business taxed in the U.S. (the U.S. is a higher tax rate jurisdiction). In addition, the tax benefits of permanent differences, including the tax benefit for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested, favorably affected the Company's effective tax rate.

        Stockholders' equity and trust preferred securities were $160.1 billion at June 30, 2008, reflecting common and preferred stock issuances of $13.0 billion during the second quarter of 2008. We distributed $2.1 billion in dividends to shareholders during the quarter. Citigroup maintained its "well-capitalized" position with a Tier 1 Capital Ratio of 8.74% at June 30, 2008.

        On July 11, 2008, we announced the agreement to sell our German retail banking operation, which is expected to result in an estimated after-tax gain of approximately $4 billion in the fourth quarter of 2008. This is expected to result in a pro forma increase to the June 30, 2008 Tier 1 Capital ratio of approximately 60 basis points.

EVENTS IN 2008

Additional Write-Downs on Subprime-Related Direct Exposures

        During the second quarter of 2008, the Company's S&B business recorded losses of $3.4 billion pretax, net of hedges, on its subprime-related direct exposures, bringing the total losses year-to-date to $9.3 billion. The Company's remaining $22.5 billion in U.S. subprime net direct exposure in S&B at June 30, 2008 consisted of (a) approximately $18.1 billion of net exposures to the super senior tranches of collateralized debt obligations, which are collateralized by asset- backed securities, derivatives on asset-backed securities or both and (b) approximately $4.3 billion of subprime-related exposures in its lending and structuring business. See "Exposure to U.S. Residential Real Estate" on page 30 for a further discussion of such exposures and the associated losses recorded during the second quarter of 2008.

Incremental Write-Downs on Highly Leveraged Loans and Financing Commitments

        Due to the continued dislocation of the credit markets and the reduced market interest in higher risk/higher yield instruments that began during the second half of 2007, liquidity in the market for highly leveraged financings has yet to return. This has resulted in the Company recording additional pretax write-downs of $428 million on funded and unfunded highly leveraged finance exposures, bringing year-to-date pretax losses to $3.5 billion.

        Citigroup's exposure to highly leveraged financings totaled $24 billion at June 30, 2008 ($11 billion in funded and $13 billion in unfunded commitments), compared to $38 billion at March 31, 2008 ($21 billion in funded and $17 billion in unfunded commitments). During the second quarter of 2008, the Company transferred approximately $12 billion of loans to third parties, of which $8.5 billion relates to the highly leveraged loans and commitments. This allows Citigroup to lock in the sales proceeds and significantly reduces further downside price risk associated with these commitments. See "Highly Leveraged Financing Commitments" on page 66 for further discussion.

Write-Downs on Monoline Insurers

        During the second quarter of 2008, Citigroup recorded pretax write-downs on credit value adjustments (CVA) of $2.4 billion on its exposure to monoline insurers, bringing the year-to-date write-downs to $3.9 billion. CVA is calculated by applying the counterparty's current credit spread to the expected exposure on the trade. The majority of the exposure relates to hedges on super senior positions that were executed with various monoline insurance companies. During the second quarter of 2008, credit spreads on monoline insurers continued to widen and expected exposures increased. See "Direct Exposure to Monolines" on page 31 for a further discussion.

Gains on Auction Rate Securities (ARS)

        As of June 30, 2008, auction rate securities (ARS) classified as Trading assets totaled $5.6 billion compared to $6.5 billion as of March 31, 2008. Of the total balance, a significant majority is ARS where the underlying assets are student loans, while the remainder is ARS where the underlying assets are U.S. municipal securities as well as various other assets.

        During the second quarter of 2008, S&B recorded $197 million pretax gains in Principal transactions as some liquidity returned to the market with a number of auctions being completed and certain ARS being re-financed by the issuer. This reduced the total year to date losses on ARS to $1.3 billion, a significant majority of which relates to ARS where student loans are the underlying assets.

Incremental Write-downs on Alt-A Mortgage Securities in S&B

        During the second quarter of 2008, Citigroup recorded additional pretax losses of approximately $325 million, net of hedges, on Alt-A mortgage securities held in S&B, bringing the year-to-date net loss to $1.3 billion. For these purposes, Alt-A mortgage securities are non-agency residential mortgage-backed securities (RMBS) where: (1) the underlying collateral has weighted average FICO scores between 680 and 720 or, (2) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.

        The Company had $16.4 billion in Alt-A mortgage securities carried at fair value at June 30, 2008 in S&B, which decreased from $19.5 billion at March 31, 2008. Of the $16.4 billion, $4.3 billion were classified as Trading assets, of which $193 million of fair value write-downs, net of hedging, were recorded in earnings, and $12.1 billion were classified as available-for-sale investments, on which $132 million of write-downs were recorded in earnings due to other-than-temporary impairments. In addition, $237 million of pretax fair value unrealized losses were recorded in Accumulated Other Comprehensive Income (OCI).

Additional Write-Downs on Commercial Real Estate Exposures

        S&B's commercial real estate exposure can be split into three categories: assets held at fair value, loans and commitments, and equity and other investments. For assets that are held at fair value, Citigroup recorded an additional $545 million of fair value write-downs, net of hedges, during the second quarter of 2008, bringing the year-to-date fair value write-downs to $1.1 billion. See "Exposure to Commercial Real Estate" on page 30 for a further discussion.

Credit Reserves

        During the second quarter of 2008, the Company recorded a net build of $2.5 billion to its credit reserves. The build consisted of $2.3 billion in Consumer ($1.9 billion in North America and $409 million in regions outside of North America) and $224 million in ICG.

        The $1.9 billion build in North America Consumer primarily reflected a weakening of leading credit indicators, including higher delinquencies on first and second mortgages, unsecured personal loans and credit cards. Reserves also increased due to trends in the U.S. macro-economic environment, including the housing market downturn and rising unemployment rates.

        The $409 million build in regions outside of North America was primarily driven by portfolio growth and by deterioration in Mexico, Brazil and EMEA cards.

        The build of $224 million in ICG primarily reflected a slight deterioration in leading indicators of losses in the corporate loan portfolio.

Loss on Mortgage Servicing Right (MSR) Asset and Related Hedge (MSR-related MTM)

        The U.S. mortgage business recorded a net pretax loss of approximately $745 million in the second quarter of 2008, resulting from a gain of approximately $1.4 billion on the mark-to-market on the MSR, offset by a decrease of $2.1 billion in the value of the related hedge (collectively, the "MSR-related MTM"). During the second quarter of 2008, the net MSR position was impacted by: (i) high volatility in the markets causing divergence between the hedge and the related asset and continuous rebalancing of the hedge and (ii) constraint on further upward valuation of the MSR.

Repositioning Charges

        In the second quarter of 2008, Citigroup recorded repositioning charges of $446 million related to Citigroup's ongoing reengineering plans, which will result in certain branch closings and headcount reductions of approximately 2,900 employees. Including the first quarter of 2008 repositioning charges, the year-to-date charges equal $1.1 billion and a headcount reduction of approximately 12,600 employees.

Issuance of Preferred and Common Stock

        In the second quarter of 2008, Citigroup raised $8.0 billion of capital through public offerings of preferred stock and sold approximately $4.9 billion of common stock. The Company has raised $32.3 billion in equity capital during 2008. See Note 13 on page 93 for further information.

Sale of CitiCapital

        On April 17, 2008, Citigroup signed an agreement to sell CitiCapital, the equipment finance unit in North America. The sale consists of net assets of approximately $12.5 billion. A pretax loss of $517 million, was recorded during the quarter in Discontinued Operations on the Company's Consolidated Statement of Income. In addition, the results of all of CitiCapital businesses have been reported as Discontinued Operations for all periods presented. Furthermore, the assets and liabilities as of June 30, 2008 of the CitiCapital businesses to be sold are included within Assets of discontinued operations held for sale, and Liabilities of discontinued operations held for sale, respectively, on the Company's Consolidated Balance Sheet. The sale closed on July 31, 2008.

Sale of CitiStreet

        In the second quarter of 2008, Citigroup and State Street Corporation entered into a definitive agreement to sell CitiStreet, a benefits servicing business, to ING Group in an all-cash transaction valued at $900 million. CitiStreet is a joint venture formed in 2000, which is owned 50 percent each by Citigroup and State Street. The transaction closed on July 1, 2008 and is estimated to generate an after-tax gain of $225 million ($347 million pretax) in the third quarter of 2008.

Sale of Upromise Cards Portfolio

        During the second quarter, Global Cards sold substantially all of the Upromise Cards portfolio to Bank of America, resulting in an after-tax gain of $107 million. The portfolio sold had balances of approximately $1 billion of credit card receivables.

Divestiture of Diners Club International

        On June 30, 2008, Citigroup completed the sale of Diners Club International (DCI) to Discover Financial Services, resulting in a pretax gain of approximately $111 million for the second quarter of 2008.

        Citigroup will continue to issue Diners Club cards and support its brand and products through ownership of its many Diners Club card issuers around the world.

Sale of Citigroup's German Retail Banking Operation

        On July 11, 2008, Citigroup announced the agreement to sell its German retail banking operations to Credit Mutuel for Euro 4.9 billion ($7.7 billion) in cash plus earnings accrued in 2008 through the closing. The transaction is expected to result in an after-tax gain of approximately $4 billion upon closing. After giving effect to the proposed sale, Citigroup's Tier 1 capital ratio as of June 30 would have a pro forma increase of approximately 60 basis points. The sale does not include the corporate and investment banking business or the Germany-based European data center. The sale is expected to close in the fourth quarter of 2008 pending regulatory approvals.

        The German retail banking operations generated post-tax earnings for the six months of 2008 of approximately $262 million, and for the full year 2007 of approximately $500 million, and had a net asset value of approximately $2.1 billion at June 30, 2008.

SEGMENT AND REGIONAL—NET INCOME (LOSS) AND REVENUE

        The following tables present net income (loss) and revenues for Citigroup's businesses on a segment view and on a regional view:

Citigroup Net Income (Loss)—Segment View

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
Global Cards
North America	$178	$711	(75)%	$715	$1,583	(55)%
EMEA	19	53	(64)	74	98	(24)
Latin America	165	184	(10)	681	419	63
Asia	105	109	(4)	236	214	10

Total Global Cards	$467	$1,057	(56)%	$1,706	$2,314	(26)%

Consumer Banking
North America	$(951)	$891	NM	$(1,284)	$1,641	NM
EMEA	65	89	(27)%	66	122	(46)%
Latin America	76	183	(58)	347	352	(1)
Asia	110	310	(65)	309	616	(50)

Total Consumer Banking	$(700)	$1,473	NM	$(562)	$2,731	NM

Institutional Clients Group (ICG)
North America	$(2,853)	$1,461	NM	$(8,808)	$2,722	NM
EMEA	(89)	804	NM	(1,231)	1,498	NM
Latin America	402	391	3%	784	757	4%
Asia	496	728	(32)	854	1,324	(35)

Total ICG	$(2,044)	$3,384	NM	$(8,401)	$6,301	NM

Global Wealth Management (GWM)
North America	$309	$334	(7)%	$474	$695	(32)%
EMEA	20	46	(57)	46	53	(13)
Latin America	15	29	(48)	41	44	(7)
Asia	61	103	(41)	138	168	(18)

Total GWM	$405	$512	(21)%	$699	$960	(27)%

Corporate/Other(1)	$(345)	$(283)	(22)	$(782)	$(1,195)	35

Income (Loss) from Continuing Operations	$(2,217)	$6,143	NM	$(7,340)	$11,111	NM
Discontinued Operations	$(278)	$83		$(266)	$127

Net Income (Loss)	$(2,495)	$6,226	NM	$(7,606)	$11,238	NM

(1)
The six months ending June 30, 2007 include a $1,440 million Restructuring charge related to the Company's Structural Expense Initiatives project announced on April 11, 2007.

NM
Not meaningful

Citigroup Net Income (Loss)—Regional View

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
North America
Global Cards	$178	$711	(75)%	$715	$1,583	(55)%
Consumer Banking	(951)	891	NM	(1,284)	1,641	NM
ICG	(2,853)	1,461	NM	(8,808)	2,722	NM
Securities & Banking	(2,904)	1,409	NM	(8,938)	2,636	NM
Transaction Services	51	52	(2)	130	86	51
GWM	309	334	(7)	474	695	(32)

Total North America	$(3,317)	$3,397	NM	$(8,903)	$6,641	NM

EMEA
Global Cards	$19	$53	(64)%	$74	$98	(24)%
Consumer Banking	65	89	(27)	66	122	(46)
ICG	(89)	804	NM	(1,231)	1,498	NM
Securities & Banking	(327)	631	NM	(1,691)	1,175	NM
Transaction Services	238	173	38%	460	323	42
GWM	20	46	(57)	46	53	(13)

Total EMEA	$15	$992	(98)%	$(1,045)	$1,771	NM

Latin America
Global Cards	$165	$184	(10)%	$681	$419	63%
Consumer Banking	76	183	(58)	347	352	(1)
ICG	402	391	3	784	757	4
Securities & Banking	260	301	(14)	510	590	(14)
Transaction Services	142	90	58	274	167	64
GWM	15	29	(48)	41	44	(7)

Total Latin America	$658	$787	(16)%	$1,853	$1,572	18%

Asia
Global Cards	$105	$109	(4)%	$236	$214	10%
Consumer Banking	110	310	(65)	309	616	(50)
ICG	496	728	(32)	854	1,324	(35)
Securities & Banking	226	527	(57)	285	936	(70)
Transaction Services	270	201	34	569	388	47
GWM	61	103	(41)	138	168	(18)

Total Asia	$772	$1,250	(38)%	$1,537	$2,322	(34)%
Corporate/Other	(345)	(283)	(22)	(782)	(1,195)	35

Income (Loss) from Continuing Operations	$(2,217)	$6,143	NM	$(7,340)	$11,111	NM
Income (Loss) from Discontinued Operations	$(278)	$83	NM	$(266)	$127	NM

Net Income (Loss)	$(2,495)	$6,226	NM	$(7,606)	$11,238	NM

NM
Not meaningful

Citigroup Revenues—Segment View

	Second Quarter			Six Months
In millions of dollars			% Change			% Change
	2008	2007		2008	2007
Global Cards
North America	$2,928	$3,298	(11)%	$6,271	$6,705	(6)%
EMEA	652	506	29	1,274	883	44
Latin America	1,229	990	24	3,005	1,857	62
Asia	659	531	24	1,334	1,044	28

Total Global Cards	$5,468	$5,325	3%	$11,884	$10,489	13%

Consumer Banking
North America	$4,124	$4,224	(2)%	$8,609	$8,282	4%
EMEA	1,296	1,113	16	2,537	2,183	16
Latin America	1,038	996	4	2,086	1,942	7
Asia	1,431	1,475	(3)	2,989	2,933	2

Total Consumer Banking	$7,889	$7,808	1%	$16,221	$15,340	6%

Institutional Clients Group
North America	$(1,748)	$4,026	NM	$(9,572)	$8,271	NM
EMEA	1,740	2,993	(42)%	1,873	5,820	(68)%
Latin America	1,075	985	9	2,087	1,950	7
Asia	1,872	2,257	(17)	3,593	3,873	(7)

Total ICG	$2,939	$10,261	(71)%	$(2,019)	$19,914	NM

Global Wealth Management
North America	$2,427	$2,441	(1)%	$4,803	$4,826	—
EMEA	153	137	12	323	245	32%
Latin America	102	92	11	202	183	10
Asia	633	527	20	1,266	761	66

Total GWM	$3,315	$3,197	4%	$6,594	$6,015	10%
Corporate/Other	(959)	(261)	NM	(1,008)	(244)	NM

Total Net Revenues	$18,652	$26,330	(29)%	$31,672	$51,514	(39)%

NM
Not meaningful

Citigroup Revenues—Regional View

	Second Quarter			Six Months
In millions of dollars			% Change			% Change
	2008	2007		2008	2007
North America
Global Cards	$2,928	$3,298	(11)%	$6,271	$6,705	(6)%
Consumer Banking	4,124	4,224	(2)	8,609	8,282	4
ICG	(1,748)	4,026	NM	(9,572)	8,271	NM
Securities & Banking	(2,244)	3,655	NM	(10,561)	7,562	NM
Transaction Services	496	371	34	989	709	39
GWM	2,427	2,441	(1)	4,803	4,826	—

Total North America	$7,731	$13,989	(45)%	$10,111	$28,084	(64)%

EMEA
Global Cards	$652	$506	29%	$1,274	$883	44%
Consumer Banking	1,296	1,113	16	2,537	2,183	16
ICG	1,740	2,993	(42)	1,873	5,820	(68)
Securities & Banking	871	2,313	(62)	191	4,542	(96)
Transaction Services	869	680	28	1,682	1,278	32
GWM	153	137	12	323	245	32

Total EMEA	$3,841	$4,749	(19)%	$6,007	$9,131	(34)%

Latin America
Global Cards	$1,229	$990	24%	$3,005	$1,857	62%
Consumer Banking	1,038	996	4	2,086	1,942	7
ICG	1,075	985	9	2,087	1,950	7
Securities & Banking	707	724	(2)	1,387	1,454	(5)
Transaction Services	368	261	41	700	496	41
GWM	102	92	11	202	183	10

Total Latin America	$3,444	$3,063	12%	$7,380	$5,932	24%

Asia
Global Cards	$659	$531	24%	$1,334	$1,044	28%
Consumer Banking	1,431	1,475	(3)	2,989	2,933	2
ICG	1,872	2,257	(17)	3,593	3,873	(7)
Securities & Banking	1,205	1,722	(30)	2,217	2,859	(22)
Transaction Services	667	535	25	1,376	1,014	36
GWM	633	527	20	1,266	761	66

Total Asia	$4,595	$4,790	(4)%	$9,182	$8,611	7%

Corporate/Other	(959)	(261)	NM	(1,008)	(244)	NM

Total Net Revenue	$18,652	$26,330	(29)%	$31,672	$51,514	(39)%

NM
Not meaningful

GLOBAL CARDS

	Second Quarter			Six Months
In millions of dollars			% Change			% Change
	2008	2007		2008	2007
Net interest revenue	$3,024	$2,683	13%	$5,754	$4,988	15%
Non-interest revenue	2,444	2,642	(7)	6,130	5,501	11

Revenues, net of interest expense	$5,468	$5,325	3%	$11,884	$10,489	13%
Operating expenses	2,725	2,490	9	5,335	4,902	9
Provision for credit losses and for benefits and claims	2,023	1,288	57	3,918	2,169	81

Income before taxes and minority interest	$720	$1,547	(53)%	$2,631	$3,418	(23)%
Income taxes	249	487	(49)	918	1,100	(17)
Minority interest, net of taxes	4	3	33	7	4	75

Net income	$467	$1,057	(56)%	$1,706	$2,314	(26)%

Average assets (in billions of dollars)	$124	$110	13%	$124	$108	15%
Return on assets	1.51%	3.85%		2.77%	4.32%

Revenues, net of interest expense, by region:
North America	$2,928	$3,298	(11)%	$6,271	$6,705	(6)%
EMEA	652	506	29	1,274	883	44
Latin America	1,229	990	24	3,005	1,857	62
Asia	659	531	24	1,334	1,044	28

Total revenues	$5,468	$5,325	3%	$11,884	$10,489	13%

Net income by region:
North America	$178	$711	(75)%	$715	$1,583	(55)%
EMEA	19	53	(64)	74	98	(24)
Latin America	165	184	(10)	681	419	63
Asia	105	109	(4)	236	214	10

Total net income	$467	$1,057	(56)%	$1,706	$2,314	(26)%

Key Drivers (in billions of dollars)
Average loans	$92.3	$80.1	15%
Purchase sales	$116.0	$109.3	6%
Open accounts (in millions)	185.1	184.9	—
Loans 90+ days past due as a % of EOP loans	2.32%	1.92%

2Q08 vs. 2Q07

        Global Cards revenue increased 3%. Net Interest Revenue was 13% higher than the prior year primarily driven by growth in average loans of 15%. Non-Interest Revenue decreased 7% primarily due to lower securitization results in North America and the absence of a prior-year $51 million pretax gain on sale of MasterCard shares. This decrease was partially offset by growth in purchase sales of 6%, a $170 million pretax gain on the Upromise Cards Portfolio sale, and a $111 million pretax gain on the sale of DCI.

        In North America, an 11% revenue decline was mainly driven by lower securitization revenues, which reflected the impact of higher funding costs and higher credit costs flowing through the securitization trusts. This decrease was partially offset by a $170 million pretax gain on the Upromise sale and a $29 million pretax gain on sale of DCI. Purchase sales were even with the prior-year period.

        Outside of North America, revenues increased by 29%, 24%, and 24% in EMEA, Latin America, and Asia, respectively. These increases were driven by double-digit growth in purchase sales and average loans in all regions. The pretax gain on sale of DCI affected EMEA, Latin America, and Asia by $34 million, $17 million, and $31 million, respectively. Results include the impact of the acquisitions of Egg, Grupo Cuscatlán, and Bank of Overseas Chinese (BOOC). Revenues also increased from the foreign currency translation related to the strengthening of local currencies (generally referred to hereinafter as "fx translation").

        Operating expenses increased 9%, primarily due to business volumes, higher credit management costs, the impact of acquisitions, and a repositioning charge. Expenses increased by 2% in North America, 31% in EMEA, 17% in Latin America, and 17% in Asia. Outside of North America, fx translation and acquisitions also contributed to the increase in expenses.

        Provision for credit losses and for benefits and claims increased $735 million, reflecting increases of $567 million in net credit losses and $157 million in loan loss reserve builds. In North America credit costs increased $345 million, driven by higher net credit losses, up $234 million or 52%, and a higher loan loss reserve build, up $111 million or 50%. Higher credit costs reflected higher business volumes, as well as a weakening of leading credit indicators, trends in the macro-economic environment, including the housing market downturn, higher fuel costs, rising unemployment trends, and higher bankruptcy filings. The net credit loss ratio increased by 2.15 basis points to 6.46%.

        Outside of North America, credit costs increased by $93 million, $205 million, and $81 million in EMEA, Latin America, and Asia, respectively. These increases were driven by higher business volumes, as well as higher net credit losses, which were up $84 million, $217 million, and $32 million in EMEA, Latin America, and Asia, respectively. Higher net credit losses were driven by Mexico, Brazil, India, and the Egg acquisition. Also contributing to the increase were higher loan loss reserve builds, which were up $46 million.

2008 YTD vs. 2007 YTD

        Total Global Cards revenue increased 13%. Net Interest Revenue was 15% higher than the prior year primarily driven by growth in average loans of 20%. Non-Interest Revenue increased by 11% primarily due to growth in purchase sales of 9%, a $663 million gain on sale of Redecard shares in the first quarter of 2008, a $439 million pretax gain on the IPO of Visa shares in the first quarter of 2008, a $170 million pretax gain on the Upromise sale in the second quarter of 2008, and a $111 million pretax gain on sale of DCI in the second quarter of 2008. These increases were partially offset by lower securitization results in North America and the absence of a prior-year $278 million pretax gain on sale of MasterCard shares.

        In North America, a 6% revenue decline was driven by lower securitization revenues, which reflected the impact of higher funding costs and higher credit losses in the securitization trusts, as well as by the absence of a prior-year $212 million gain on sale of MasterCard shares. This decrease was partially offset by a $349 million pretax gain on Visa shares in the first quarter of 2008, a $170 million pretax gain on the Upromise sale in the second quarter of 2008, and a $29 million pretax gain on sale of DCI in the second quarter of 2008. Purchase sales and average loans were up 2% and 3%, respectively.

        Outside of North America, revenues increased by 44%, 62%, and 28% in EMEA, Latin America, and Asia, respectively. These increases were driven by double-digit growth in purchase sales and average loans in all regions. The pretax gain on sale of DCI impacted EMEA, Latin America, and Asia by $34 million, $17 million, and $31 million, respectively. Current-year revenues were favorably impacted by a $663 million pretax gain on sale of Redecard shares and a $90 million pretax gain on the IPO of Visa shares in the first quarter of 2008. These increases were partially offset by the absence of the prior-year $66 million gain on sale of MasterCard shares. Results include the impact of fx translation, as well as the acquisitions of Egg, Grupo Financiero Uno, Grupo Cuscatlán, and BOOC.

        Operating expenses increased 9%, primarily due to business volumes, higher credit management costs, the impact of acquisitions, and repositioning charges. Expenses were flat in North America. Expenses increased by 39% in EMEA, 21% in Latin America, and 20% in Asia. Outside of North America, the impact of fx translation also contributed to the increase in expenses.

        Provision for credit losses and for benefits and claims increased $1.7 billion reflecting an increase of $949 million in net credit losses and $789 million in loan loss reserve builds. In North America, credit costs increased $818 million, driven by higher net credit losses, up $363 million or 39%, and a higher loan loss reserve build, up $455 million. Higher credit costs reflected higher business volumes, as well as a weakening of leading credit indicators, trends in the macro-economic environment, including the housing market downturn, higher fuel costs, rising unemployment trends, and higher bankruptcy filings, as well as the continued acceleration in the rate at which delinquent customers advanced to write-off.

        Outside of North America, credit costs increased by $199 million, $591 million, and $130 million in EMEA, Latin America, and Asia, respectively. These increases were driven by higher business volumes, as well as higher net credit losses, which were up $166 million, $357 million, and $63 million in EMEA, Latin America, and Asia, respectively. Higher net credit losses were driven by Mexico, Brazil, India, and the Grupo Financiero Uno and Egg acquisitions. Also contributing to the increase were higher loan loss reserve builds, which were up $33 million, $234 million, and $67 million in EMEA, Latin America, and Asia, respectively.

CONSUMER BANKING

	Second Quarter			Six Months
In millions of dollars			% Change			% Change
	2008	2007		2008	2007
Net interest revenue	$6,093	$5,491	11%	$12,052	$10,787	12%
Non-interest revenue	1,796	2,317	(22)	4,169	4,553	(8)

Revenues, net of interest expense	$7,889	$7,808	1%	$16,221	$15,340	6%
Operating expenses	4,726	4,227	12	9,316	8,277	13
Provision for credit losses and for benefits and claims	4,498	1,442	NM	8,261	3,188	NM

Income (loss) before taxes and minority interest	$(1,335)	$2,139	NM	$(1,356)	$3,875	NM
Income taxes (benefits)	(644)	649	NM	(805)	1,118	NM
Minority interest, net of taxes	9	17	(47)	11	26	(58)

Net income (loss)	$(700)	$1,473	NM	$(562)	$2,731	NM

Average assets (in billions of dollars)	$589	$602	(2)%	$588	$588	—
Return on assets	(0.48)%	0.98%		(0.19)%	0.94%

Revenues, net of interest expense, by region:
North America	$4,124	$4,224	(2)%	$8,609	$8,282	4%
EMEA	1,296	1,113	16	2,537	2,183	16
Latin America	1,038	996	4	2,086	1,942	7
Asia	1,431	1,475	(3)	2,989	2,933	2

Total revenues	$7,889	$7,808	1%	$16,221	$15,340	6%

Net income (loss) by region:
North America	$(951)	$891	NM	$(1,284)	$1,641	NM
EMEA	65	89	(27)	66	122	(46)
Latin America	76	183	(58)	347	352	(1)
Asia	110	310	(65)	309	616	(50)

Total net income (loss)	$(700)	$1,473	NM	$(562)	$2,731	NM

Consumer Finance Japan (CFJ)—NIR	$173	$344	(50)%	$437	$759	(42)%
Consumer Banking, excluding CFJ—NIR	$5,920	$5,147	15%	$11,615	$10,028	16%

CFJ—Operating expenses	$101	$102	(1)%	$196	$228	(14)%
Consumer Banking, excluding CFJ-operating expenses	$4,625	$4,125	12%	$9,120	$8,049	13%

CFJ—Net income	$(154)	$(40)	NM	$(240)	$(38)	NM
Consumer Banking, excluding CFJ—Net income	$(546)	$1,513	NM	$(322)	$2,769	NM

Key Indicators
Average loans (in billions)	$423.2	$388.9	9%
Average deposits (in billions)	$310.4	$287.1	8
Accounts (in millions)	85.5	79.7	7
Loans 90+ days past due as % of EOP loans	2.35%	1.42%
Branches	8,300	8,201	1

NM Not meaningful

2Q08 vs. 2Q07

        Consumer Banking revenue increased 1%. Net interest revenue was 11% higher than the prior year, as growth in average loans and deposits of 9% and 8%, respectively, and margin expansion, were partially offset by a 50% net interest revenue decline in CFJ. The impact of fx translation also contributed to the increase in revenues. Non-Interest Revenue declined 22%, primarily due to a 20% decline in investment sales and a $745 million net loss from the MSR-related MTM in North America.

        In North America, revenues declined 2%, primarily due to a $745 million net loss from the MSR-related MTM, partially offset by growth in average loans and deposits of 7% and 3%, respectively. Excluding the impact from the MSR-related MTM, revenues increased 14%. Revenues in EMEA increased 16%, driven by increased average loans and deposits, up 18% and 19%, respectively. Revenues in Latin America were up 4%, driven by 19% growth in average loans and 8% growth in deposits, partially offset by the absence of a gain on asset sales recorded in the prior-year period. Revenue in Asia declined 3%, primarily driven by a 49% decline in CFJ, reflecting the difficult operating environment and ongoing impact of consumer lending laws passed in the fourth quarter of 2006. Excluding CFJ, Asia's revenues increased

11%, as a 14% growth in average loans and a 10% growth in deposits were offset by a 30% decline in investment sales due to a decline in equity markets and related trading activities across Asia.

        Operating expenses growth of 12% was primarily driven by higher business volumes, increased credit management costs, a $130 million repositioning charge, and acquisitions.

        Expenses were up 10% in North America, primarily driven by a $92 million repositioning charge, higher credit management expenses, and acquisitions. Higher expenses of 16% in EMEA were mainly due to a repositioning charge of $24 million and volume growth. Higher business volumes also contributed most of the expense growth in Latin America. The 14% expense growth in Asia was primarily driven by the acquisition of Bank of Overseas Chinese (BOOC) and business volumes. The impact of fx translation also contributed to the increase in expenses in EMEA, Latin America and Asia.

        Provisions for credit losses and for benefits and claims increased $3.1 billion, reflecting significantly higher net credit losses in North America and Latin America, as well as a $1.6 billion incremental pretax charge to increase loan loss reserves, primarily in North America. The impact of portfolio growth and acquisitions also contributed to the increase in credit costs.

        Credit costs in North America increased by $2.6 billion, due to higher net credit losses, up $1.1 billion, and a $1.5 billion incremental pretax charge to increase loan loss reserves. Higher credit costs reflected a weakening of leading credit indicators, including higher delinquencies in first and second mortgages, and unsecured personal loans, as well as trends in the macro economic environment, including the housing market downturn. The net credit loss ratio increased 146 basis points to 2.33%. Credit costs increased 44% in EMEA, reflecting a 29% increase in net credit losses, and a $31 million incremental pretax charge to increase loan loss reserves. In Latin America, credit costs increased $150 million, primarily due to higher losses in the current quarter and the absence of recoveries in the prior-year period in Mexico. In Asia, credit costs increased by $166 million, driven by a $79 million increase in net credit losses, and an $87 million incremental pretax charge to increase loan loss reserves. Higher credit costs were primarily driven by higher losses and delinquencies in India.

2008 YTD vs. 2007 YTD

        Consumer Banking revenue increased 6%. Net interest revenue was 12% higher than the prior year, as growth of 11% in average loans and deposits, and margin expansion, was partially offset by a 42% net interest revenue decline in CFJ. The impact of acquisitions and fx translation also contributed to the increase in revenues. Non-Interest Revenue declined 8%, primarily due to a 17% decline in investment sales and a loss from the MSR-related MTM in North America, and the absence of a $41 million gain on the sale of MasterCard shares in the prior-year.

        In North America, revenues increased 4%, primarily due to increases in average loans and deposits of 9% and 4%, respectively, and margin expansion, partially offset by a loss from the MSR-related MTM. Excluding the impact from the MSR-related MTM, revenues increased 13%. Revenues in EMEA increased 16%, mainly driven by 24% growth in average loans and 32% growth in deposits (including the impact of Egg acquisition). Revenues in Latin America were up 7%, driven by 24% growth in average loans and 14% growth in deposits (including the impact of acquisitions of Grupo Financiero Uno and Grupo Cuscatlan), partially offset by spread compression and the absence of a gain on the sale of MasterCard shares in the prior-year period. Asia's revenues increased 2%, as growth in average loans and deposits of 14% and 12%, respectively, was partially offset by a 41% revenue decline in CFJ. Excluding CFJ, revenues increased 17%. Volume growth in EMEA, Latin America and Asia was partially offset by a double-digit decline in investment sales due to a decline in equity markets across the regions.

        Operating expenses growth of 13% was primarily driven by higher business volumes, increased credit management costs, a $342 million repositioning charge, and acquisitions, partially offset by a $221 million benefit related to a legal vehicle repositioning in Mexico.

        Expenses were up 14% in North America, primarily driven by a $217 million repositioning charge, higher credit management expenses, and acquisitions. Higher expenses of 23% in EMEA were mainly due to a repositioning charge of $95 million, volume growth and the acquisition of Egg. Expenses declined 4% in Latin America, mainly due to a $221 million benefit related to a legal vehicle repositioning in Mexico, partially offset by higher business volume. The 14% expense growth in Asia was primarily driven by the acquisition of BOOC and higher volumes. The impact of fx translation also contributed to the increase in expenses in EMEA, Latin America and Asia.

        Provisions for credit losses and for benefits and claims increased $5.1 billion, reflecting significantly higher net credit losses in North America, Mexico and India, as well as a $2.4 billion incremental pretax charge to increase loan loss reserves, primarily in North America. The impact of portfolio growth and acquisitions and portfolio growth also contributed to the increase in credit costs.

        Credit costs in North America increased by $4.4 billion, due to higher net credit losses, up $2.1 billion, and a $2.3 billion incremental pretax charge to increase loan loss reserves. Higher credit costs reflected a weakening of leading credit indicators, including higher delinquencies in first and second mortgages, and unsecured personal loans, as well as trends in the macro economic environment, including the housing market downturn. The net credit loss ratio increased 131 basis points to 2.17%. Credit costs increased $90 million in EMEA, primarily driven by a 21% increase in net credit losses including the impact of Egg acquisition. In Latin America, credit costs increased $243 million, primarily due to higher net credit losses and the absence of recoveries in the prior-year period in Mexico. In Asia, credit costs increased by $305 million, driven by a $150 million increase in net credit losses, and a $155 million incremental pretax charge to increase loan loss reserves. Higher credit costs were primarily driven by higher losses and delinquencies in India.

INSTITUTIONAL CLIENTS GROUP (ICG)

	Second Quarter			Six Months
In millions of dollars			% Change			% Change
	2008	2007		2008	2007
Net interest revenue	$4,823	$2,810	72%	$9,126	5,245	74%
Non-interest revenue	(1,884)	7,451	NM	(11,145)	14,669	NM

Revenues, net of interest expense	$2,939	$10,261	(71)%	$(2,019)	$19,914	NM
Operating expenses	5,858	5,349	10	11,828	10,740	10%
Provision for credit losses and for benefits and claims	626	(30)	NM	923	276	NM

Income (loss) before taxes and minority interest	$(3,545)	$4,942	NM	$(14,770)	$8,898	NM
Income taxes (benefits)	(1,562)	1,470	NM	(6,394)	2,473	NM
Minority interest, net of taxes	61	88	(31)%	25	124	(80)%

Net income (loss)	$(2,044)	$3,384	NM	$(8,401)	$6,301	NM

Average assets (in billions of dollars)	$1,411	$1,290	9%	$1,426	$1,223	17%

Revenues, net of interest expense, by region:
North America	$(1,748)	$4,026	NM	$(9,572)	$8,271	NM
EMEA	1,740	2,993	(42)%	1,873	5,820	(68)%
Latin America	1,075	985	9	2,087	1,950	7
Asia	1,872	2,257	(17)	3,593	3,873	(7)

Total revenues	$2,939	$10,261	(71)%	$(2,019)	19,914	NM

Net income (loss) by region:
North America	$(2,853)	$1,461	NM	$(8,808)	$2,722	NM
EMEA	(89)	804	NM	(1,231)	1,498	NM
Latin America	402	391	3%	784	757	4%
Asia	496	728	(32)	854	1,324	(35)

Total net income (loss)	$(2,044)	$3,384	NM	$(8,401)	$6,301	NM

Total net income (loss) by product:
Securities and Banking	$(2,745)	$2,868	NM	$(9,834)	$5,337	NM
Transaction Services	701	516	36%	1,433	964	49%

Total net income (loss)	$(2,044)	$3,384	NM	$(8,401)	$6,301	NM

Securities and Banking
Revenue details
Net Investment Banking	$453	$1,469	(69)%	$(1,214)	$3,064	NM
Lending	95	504	(81)	679	1,074	(37)%
Equity markets	1,398	1,582	(12)	2,377	3,065	(22)
Fixed income markets	(633)	4,652	NM	(7,656)	9,103	NM
Other Securities and Banking	(774)	207	NM	(952)	111	NM

Total Securities and Banking Revenues	$539	$8,414	(94)%	$(6,766)	$16,417	NM
Transaction Services	2,400	1,847	30	4,747	3,497	36%

Total Revenues	$2,939	$10,261	(71)%	$(2,019)	$19,914	NM

Transaction Services
Average deposits and other customer liability balances (in billions)	$276	$239	15%
Assets under custody (EOP in trillions)	$12.8	$11.3	13%

NM
Not meaningful

2Q08 vs. 2Q07

        Revenues, net of interest expense, were down 94% in Securities and Banking due to substantial write-downs and losses related to the credit markets. These included write-downs of $3.4 billion on subprime-related direct exposures, downward credit value adjustments of $2.4 billion related to exposure to monoline insurers, write-downs of $545 million on commercial real estate positions, write-downs of $428 million, net of underwriting fees, on funded and unfunded highly leveraged finance commitments and write-downs on Alt-A mortgage securities of $325 million, net of hedges. Negative revenues were partially offset by record revenues in interest rate and currency trading, and commodities. Revenues also included a $197 million gain on auction rate securities inventory. Equity markets revenues decreased 12%. Record revenue growth in the prime broker and cash businesses in North America was offset by weakness in global derivatives and convertibles. Transaction Services revenues net, of interest expense were up 30%

to a record $2.4 billion reflecting double-digit revenue growth across all regions. Customer volumes continued to be strong, with liability balances up 15% and assets under custody up 13%. Treasury and Trade Solutions (TTS) revenues were up 29%, driven by growth in liabilities and increased yields on trade loans. Securities Services improved by 31%, driven by higher volumes and the impact of the Bisys acquisition.

        North America revenue growth was primarily driven by the Bisys acquisition. In EMEA, revenues increased 28%, as liability balances grew 25% to a record $110 billion. Latin America revenue growth of 41% reflected growth in TTS liabilities and spreads. In Asia, revenues were up 25%, reflecting double-digit growth in TTS and Securities Services.

        Operating expenses increased 6% in Securities and Banking, due to a $257 million repositioning charge and the absence of a $300 million release of litigation reserves recorded in the prior-year period. Expense growth also reflected the impact of recent acquisitions, partially offset by a decline in compensation costs. Transaction Services expenses grew 22%, primarily driven by increased investment spending, higher business volumes, and the Bisys acquisition.

        The provision for credit losses in Securities and Banking increased, reflecting a $386 million increase in net credit losses mainly associated with loan sales. Credit costs were also driven by an incremental net charge of $227 million to increase loan reserves, reflecting a deterioration in leading indicators of losses in the corporate loan portfolio. Transaction Services credit costs increased $24 million, mainly due to higher net credit losses, and a $16 million incremental charge to increase loan loss reserves.

        On June 12, 2008, Citigroup announced the restructuring of Old Lane and its multi-strategy hedge fund (the "Fund") in anticipation of redemptions by all unaffiliated, non-Citigroup employee investors. Old Lane may establish single-strategy funds with future offerings designed to meet client demand as part of the ICG client platform or take other actions related to Old Lane assets. To accomplish this restructuring, Citigroup purchased substantially all of the assets of the Fund at fair value on June 30, 2008. The fair value of assets purchased from the Fund was approximately $6 billion at June 30, 2008.

2008 YTD vs. 2007 YTD

        Revenues, net of interest expense, were negative in Securities and Banking due to substantial write-downs and losses related to the fixed income and credit markets. Included in this decrease were $9.3 billion of write-downs on subprime-related direct exposure, $3.5 billion of write-downs (net of underwriting fees) on funded and unfunded highly leveraged finance commitments, $3.9 billion of downward credit market value adjustments related to exposure to monoline insurers, $1.3 billion write-downs on Alt-A mortgage securities, net of hedges, $1.1 billion write-downs on commercial real estate exposures, and $1.3 billion of write-downs on auction rate securities inventory, due to failed auctions predominantly in the first quarter of 2008 and deterioration in the credit markets. Transaction Services revenues grew 36%, with double-digit growth in Treasury & Trade Solutions and Securities Services driven by strong growth in customer liability balances and assets under custody.

        Operating expenses grew 23% in Transaction Services due to increased investment spending, business volumes, and the acquisition of The Bisys Group. Expenses increased by 7% in Securities and Banking due to $563 million of repositioning charges and the absence of a litigation reserve release recorded in the prior year offset partially by a decrease in compensation costs.

        The provision for credit losses in Securities and Banking increased, primarily from a $512 million increase in net credit losses partially due to loan sales. Transaction Services credit costs increased, mainly due to a charge to increase loan loss reserves.

GLOBAL WEALTH MANAGEMENT

	Second Quarter			Six Months
In millions of dollars			% Change			% Change
	2008	2007		2008	2007
Net interest revenue	$599	$526	14%	$1,169	$1,055	11%
Non-interest revenue	2,716	2,671	2	5,425	4,960	9

Revenues, net of interest expense	$3,315	$3,197	4%	$6,594	$6,015	10%
Operating expenses	2,634	2,461	7	5,430	4,564	19
Provision for credit losses and for benefits and claims	40	12	NM	61	29	NM

Income before taxes and minority interest	$641	$724	(11)%	$1,103	$1,422	(22)%
Income taxes (benefits)	232	197	18	391	447	(13)
Minority interest, net of taxes	4	15	(73)	13	15	(13)

Net income	$405	$512	(21)%	$699	$960	(27)%

Average assets (in billions of dollars)	$110	$78	41%	$109	$72	51%
Return on assets	1.47%	2.63%		1.28%	2.67%

Revenues, net of interest expense, by region:
North America	$2,427	$2,441	(1)%	$4,803	$4,826	—
EMEA	153	137	12	323	245	32%
Latin America	102	92	11	202	183	10
Asia	633	527	20	1,266	761	66

Total revenues	$3,315	$3,197	4%	$6,594	$6,015	10%

Net income by region:
North America	$309	$334	(7)%	$474	$695	(32)%
EMEA	20	46	(57)	46	53	(13)
Latin America	15	29	(48)	41	44	(7)
Asia	61	103	(41)	138	168	(18)

Total net income	$405	$512	(21)%	$699	$960	(27)%

Key Indicators
Average loans (in billions)	$65	$51	27%
Average deposits and other customer liability balances (in billions)	$127	$113	12%
Offices	848	872	(3)
Total client assets (in billions)	$1,662	$1,788	(7)%
Clients assets under fee-based management (in billions)	469	509	(8)

NM
Not meaningful

2Q08 vs. 2Q07

        Revenues, net of interest expense, increased 4% primarily due to the impact of the Nikko Cordial acquisition, an increase in EMEA Banking revenues and an increase in Latin America Capital Markets, partially offset by a slowdown in Asia Capital Markets, lower discretionary investment revenue and lower Capital Markets in North America.

        Total client assets, including assets under fee-based management, decreased $126 billion, or 7%, mainly reflecting the impact of North America market declines in June. Net flows declined compared to the prior year, to ($11) billion. GWM had 14,983 financial advisors/bankers as of June 30, 2008, compared with 15,595 as of June 30, 2007, driven by attrition in North America and Asia, as well as the elimination of low performing bankers and advisors.

        Operating expenses increased 7% primarily due to the impact of Nikko Cordial and repositioning charges, which were partly offset by expense discipline and the impact of reengineering projects.

        The provision for credit losses increased by $28 million, which represents building of loan loss reserves, primarily for mortgages and for lending to address client liquidity needs related to their auction rate securities holdings in North America.

        Income taxes increased reflecting the absence of a $65 million tax benefit due to the initial application of APB23 to certain foreign subsidiaries in the prior year.

2008 YTD vs. 2007 YTD

        Revenues, net of interest expense, increased 10% primarily due to the impact of the Nikko Cordial acquisition, an increase in EMEA Banking and Capital Markets revenues, and an increase in Latin America Capital Markets, partially offset by lower Capital Markets revenue in Asia and North America.

        Operating expenses increased 19% primarily due to the impact of acquisitions, a reserve of $250 million in the first quarter of 2008 related to an offer to facilitate the liquidation of investments in a Citi-managed fund for its clients, and repositioning charges.

        The provision for credit losses increased by $32 million, reflecting reserve builds and $9 million of write-offs in Asia. The reserve builds were for mortgages and for lending to address client liquidity needs related to their auction rate securities holdings in North America.

CORPORATE/OTHER

	Second Quarter		Six Months
In millions of dollars	2008	2007	2008	2007
Net interest revenue	$(235)	$(116)	$(396)	$(153)
Non-interest revenue	(724)	(145)	(612)	(91)

Revenues, net of interest expense	$(959)	$(261)	$(1,008)	$(244)
Operating expense	—	164	105	1,581
Provision for loan losses	—	(2)	—	(2)

(Loss) before taxes and minority interest	$(959)	$(423)	$(1,113)	$(1,823)
Income taxes (benefits)	(612)	(140)	(330)	(629)
Minority interest, net of taxes	(2)	—	(1)	1

Loss from continuing operations	$(345)	$(283)	$(782)	$(1,195)

Income (loss) from discontinued operations, net of tax	$(278)	$83	$(266)	$127

Net loss	$(623)	$(200)	$(1,048)	$(1,068)

2Q08 vs. 2Q07

        Revenues, net of interest expense, decreased primarily due to inter-company transaction costs related to recent capital raises and the sale of CitiCapital. Additionally, higher funding costs primarily related to an increase in non-earning assets, as well as enhancements in Citigroup's liquidity position.

        Operating expenses, decreased primarily due to lower repositioning charges and SFAS 123R related expenses.

        Income taxes (benefits) increased due to lower taxes held at Corporate.

2008 YTD vs. 2007 YTD

        Revenues, net of interest expense, decreased primarily due to higher funding costs primarily related to an increase in the deferred tax asset and the enhancement of the liquidity position. Additionally, inter-company transaction costs related to recent capital raises and the sale of CitiCapital, mark-to-market losses on Nikko Cordial equity holdings, as well as the absence of a prior-year gain on the sale of certain corporate-owned assets, contributed to the decline in revenues.

        Operating expenses, excluding the 2007 first quarter repositioning charge of $1,377 million, decreased primarily due to lower SFAS 123R related expenses.

        Income taxes (benefits) decreased due to higher taxes held at Corporate.

REGIONAL DISCUSSIONS

        The following are the four regions in which Citigroup operates. The regional results are fully reflected in the previous segment discussions.

NORTH AMERICA

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
Net interest revenue	$7,180	$5,676	26%	$13,871	$10,922	27%
Non-interest revenue	551	8,313	(93)	(3,760)	17,162	NM

Total Revenues, net of interest expense	$7,731	$13,989	(45)%	$10,111	$28,084	(64)%
Total operating expenses	8,146	7,352	11	16,423	15,068	9
Provisions for credit losses and for benefits and claims	$4,921	$1,500	NM	$8,810	$3,029	NM

Income (loss) before taxes and minority interest	$(5,336)	$5,137	NM	$(15,122)	$9,987	NM
Income taxes (benefits)	(2,070)	1,674	NM	(6,235)	3,250	NM
Minority interest, net of tax	51	66	(23)%	16	96	(83)%

Net income (loss)	$(3,317)	$3,397	NM	$(8,903)	$6,641	NM

Average assets (in billions of dollars)	$1,328	$1,215	9%	$1,309	$1,186	10%
Return on assets	(1.00)%	1.12%		(1.37)%	1.13%

Key Drivers (in billions of dollars, except branches)
Average Loans	$431.8	$395.8	9%
Average Consumer Banking Loans	305.1	286.0	7
Average deposits (and other consumer liability balances)	251.8	244.3	3
Branches/offices	4,230	4,132	2

NM Not meaningful

2Q08 vs. 2Q07

        Total revenues decreased 45%. Net Interest Revenue was 26% higher than the prior year primarily driven by growth in average loans of 9% and average deposits of 3%. In addition, lower funding costs resulted in higher spreads during the quarter. Non-Interest Revenue decreased 93% primarily due to Securities and Banking's substantial write-downs and losses related to the credit markets. These included write-downs on subprime-related direct exposures, downward credit value adjustments related to exposure to Monoline insurers, and write-downs on commercial real estate positions. Negative revenues were partially offset by strong revenues in interest rate and currency trading, and commodities, as well as a $197 million gain on auction rate securities inventory. Consumer Banking's $745 million net loss from the MSR-related MTM and lower securitization results in Global Cards also impacted revenues in the quarter. Global Cards results also include a $170 million pretax gain on the Upromise Cards Portfolio sale and $29 million pretax gain on the sale of DCI during the second quarter of 2008.

        Operating expenses increased 11% primarily due to repositioning charges, acquisitions and the absence of a $300 million release of litigation reserves recorded in the prior-year period.

        Provisions for credit losses and for benefits and claims increased $3.4 billion, driven predominantly by Global Cards and Consumer Banking. Global Cards credit costs increased $345 million, driven by higher net credit losses, up $234 million or 52%, and a higher loan loss reserve build, up $111 million or 50%. Higher credit costs reflected higher business volumes, as well as a weakening of leading credit indicators, trends in the macro-economic environment, including the housing market downturn, higher fuel costs, rising unemployment trends, and higher bankruptcy filings. The net credit loss ratio increased by 215 basis points to 6.46%. Consumer banking credit costs increased by $2.6 billion, due to higher net credit losses, up $1.1 billion, and a $1.5 billion incremental pretax charge to increase loan loss reserves. Higher credit costs reflected a weakening of leading credit indicators, including higher delinquencies in first and second mortgages, and unsecured personal loans, as well as trends in the macro-economic environment, including the housing market downturn. The net credit loss ratio increased 146 basis points to 2.33%. In the ICG, Securities and Banking increased, reflecting higher net credit losses mainly associated with loan sales and increases to loan reserves, reflecting a slight deterioration in leading indicators of losses in the corporate loan portfolio.

2008 YTD vs. 2007 YTD

        Total revenues decreased 64%. Net Interest Revenue was 27% higher than the prior year primarily driven by growth in average loans of 12% and average deposits of 7%. In addition, lower funding costs resulted in higher spreads during the first half of 2008. Non-Interest Revenue decreased $20.9 billion driven by substantial write-downs and losses related to the fixed income and credit markets in Securities and Banking. In Global Cards a 6% revenue decline was driven by lower securitization revenues as well as by the absence of a prior-year $212 million gain on sale of MasterCard shares. This decrease was partially offset by a $349 million pretax gain on the IPO of Visa shares in 1Q08, and pretax gains in 2Q08 of $170 million on the Upromise Cards Portfolio sale and $29 million on the sale of DCI. In Consumer Banking, revenue was negatively impacted by the loss from the MSR-related MTM.

        Operating expenses increased 9%, reflecting repositioning charges, the impact of acquisitions, and the absence of a prior year litigation reserve release in Securities and Banking, offset by a partial release of the Visa-related litigation reserve in the first quarter 2008.

        Provisions for credit losses and for benefits and claims increased $5.8 billion. Global Cards credit costs increased $818 million, driven by higher net credit losses, up $363 million or 39%, and a higher loan loss reserve build, up $455 million. Higher credit costs reflected higher business volumes, as well as a weakening of leading credit indicators, trends in the macro-economic environment, including the housing market downturn, higher fuel costs, rising unemployment trends, and higher bankruptcy filings, as well as the continued acceleration in the rate at which delinquent customers advanced to write-off. Consumer banking credit costs increased by $4.4 billion, due to higher net credit losses, up $2.1 billion, and a $2.3 billion incremental pretax charge to increase loan loss reserves. Higher credit costs reflected a weakening of leading credit indicators, including higher delinquencies in first and second mortgages, and unsecured personal loans, as well as trends in the macro-economic environment, including the housing market downturn. In the ICG, Securities and Banking increased, reflecting higher net credit losses mainly associated with loan sales and increases to loan reserves, reflecting a slight deterioration in leading indicators of losses in the corporate loan portfolio.

[This page intentionally left blank]

EMEA

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
Net interest revenue	$2,707	$2,139	27%	$5,142	$3,852	33%
Non-interest revenue	1,134	2,610	(57)	865	5,279	(84)

Total Revenues, net of interest expense	$3,841	$4,749	(19)%	$6,007	$9,131	(34)%
Total operating expenses	3,187	3,057	4	6,555	5,908	11
Provisions for credit losses and for benefits and claims	$699	$353	98	$1,279	$915	40

Income (loss) before taxes and minority interest	$(45)	$1,339	NM	$(1,827)	$2,308	NM
Income taxes (benefits)	(81)	322	NM	(824)	495	NM
Minority interest, net of tax	21	25	(16)%	42	42	—

Net income (loss)	$15	$992	(98)%	$(1,045)	$1,771	NM

Average assets (in billions of dollars)	$393	$423	(7)%	$423	$395	7%
Return on assets	0.02%	0.94%		(0.50)%	0.90%

Key Drivers (in billions of dollars, except branches)
Average Loans	$140.1	$130.4	7%
Average Consumer Banking Loans	42.5	36.0	18
Average deposits (and other consumer liability balances)	$178.5	$149.6	19
Branches/offices	1,055	1,051	—

NM
Not meaningful

2Q08 vs. 2Q07

        Total Revenues decreased 19% largely driven by continued write-downs in Securities and Banking. Excluding Securities and Banking, revenues were up 22%.

        In Global Cards, revenues increased by 29% to $652 million, driven by higher purchase sales and average loans, up 27% and 42%, respectively, together with a portion of the gain on the sale of DCI. Consumer Banking revenues increased by 16% to $1.3 billion, driven by strong growth in average loans and deposit growth of 18% and 19%, respectively, and improved net interest margin. In the ICG, Securities and Banking revenues were down 62% from the 2007 second quarter to $871million, due to write-downs on highly leveraged finance commitments and lower revenue in equity markets and underwriting as well as advisory services. Revenues also reflected strong results in local markets sales and trading, primarily driven by high client revenue and strong trading performance. Transaction Services revenues increased 28% to $869 million reflecting increased customer volumes with liability balances up 25%. Revenues in GWM grew by 12% to $153 million primarily driven by an increase in banking revenues. GWM average loans grew 37% while client assets, including assets under fee-based management, decreased by 9% primarily due to market actions as well as net flows. The impact of fx translation also contributed to revenue growth for EMEA.

        Operating Expenses were up 4%, primarily due to repositioning charges in the current quarter and the impact of acquisitions and fx translations. Sequentially expenses declined by 5%, due to a decline in incentive compensation, the benefits from reengineering efforts and expense management.

        Provisions for credit losses and for benefits and claims increased 98%. The increase was primarily driven by losses associated with loan sales in Securities and Banking, higher Card customer volumes, some deterioration in western European countries, the impact of the Egg acquisition and higherloan loss reserve builds.

        Taxes increased reflecting the absence of a $96 million tax benefit due to the initial application of APB23 to certain foreign subsidiaries recorded in the prior year. The impact of fx translation contributed to expense growth for the region

2008 YTD vs. 2007 YTD

        Revenues were down 34% due to write-downs in Securities and Banking, partially offset by double-digit growth across all other businesses, the impact of recent acquisitions and fx translation.

        Global Cards revenues increased by 44% to $1.3 billion, driven by double-digit growth in purchase sales and average loans, and the impact of the Egg acquisition. Revenues in Consumer Banking increased by 16% to $2.5 billion, driven by strong growth in average loans, deposit growth, improved net interest margin and the impact of the Egg acquisition. In ICG, Securities and Banking revenue of $191 million was down from a record first half last year, due to write downs on subprime-related direct exposures in the first quarter of 2008 and highly leveraged finance commitments. Revenues in Securities and Banking also included a strong performance in fixed income emerging markets.

        Transaction Services revenues increased by 32% to a record $1,682 million driven by customer volumes and deposit growth. Revenues in GWM grew by 32% to $323 million primarily driven by an increase in banking revenues and the impact of the recent acquisition of Quilter and fx translation.

        Operating Expenses were up 11% primarily due to the impact of recent organizational and repositioning charges included in the first six months of 2008, the impact of acquisitions, partially offset by a decline in incentive compensation and the benefits from reengineering efforts and fx translation.

        Provisions for credit losses and for benefits and claims increased 40% primarily due to an increase in net credit losses as well as the Egg acquisition.

LATIN AMERICA

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
Net interest revenue	$2,169	$1,776	22%	$4,184	$3,279	28%
Non-interest revenue	1,275	1,287	(1)	3,196	2,653	20

Total Revenues, net of interest expense	$3,444	$3,063	12%	$7,380	$5,932	24%
Total operating expenses	1,822	1,653	10	3,309	3,132	6
Provisions for credit losses and for benefits and claims	$785	$352	NM	$1,566	$667	NM

Income before taxes and minority interest	$837	$1,058	(21)%	$2,505	$2,133	17%
Income taxes	178	270	(34)	650	560	16
Minority interest, net of tax	1	1	—	2	1	100

Net income	$658	$787	(16)%	$1,853	$1,572	18%

Average assets (in billions of dollars)	$159	$144	10%	$156	$137	14%
Return on assets	1.66%	2.19%		2.39%	2.31%

Key Drivers (in billions of dollars, except branches)
Average Loans	$62.1	$54.8	13%
Average Consumer Banking Loans	15.6	13.1	19
Average deposits (and other consumer liability balances)	$70.3	$59.1	19
Branches/offices	2,646	2,638	—

NM
Not meaningful

2Q08 vs. 2Q07

        Total Revenues were 12% higher than the prior year, driven by 13% growth in average loans, 29% growth in cards purchase sales, 19% growth in total deposits. The increases were partially offset by a 2% decrease in Securities and Banking due to write-downs and losses related to fixed income and credit markets and a $40 million reduction in revenues from a Chile divestiture. The impact of fx translation also contributed to the increase in revenues.

        Operating expenses grew 10% primarily driven by volume growth, higher expenses in collection and legal costs, and acquisitions completed later in 2007. The impact of fx translation also contributed to the increase in expenses.

        Provisions for credit losses and for benefits and claims increased $433 million, primarily reflecting asset deterioration, volume growth, and $124 million of net recoveries in the prior-year period.

2008 YTD vs. 2007 YTD

        Total Revenue was 24% higher than the prior year, reflecting 2008 first quarter figures which included a $663 million gain from the Redecard sale, growth of 21% in average loans, 35% in cards purchase sales, and 25% in total deposits. The increases were partially offset by a 5% decrease in Securities and Banking due to write-downs and losses related to fixed income and credit markets. The impact of fx translation also contributed to the increase in revenues.

        Operating expense growth of 6% was primarily driven by acquisitions, volume growth and higher collection and legal costs, partially offset by a $282 million benefit related to a legal vehicle repositioning in Mexico. The impact of fx translation also contributed to the increase in expenses.

        Provisions for credit losses and for benefits and claims increased $899 million primarily reflecting a legacy portfolio sale in 2007, asset deterioration, and volume growth.

ASIA

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
Net interest revenue (NIR)	$2,484	$1,920	29%	$4,903	$4,023	22%
Non-interest revenue	2,111	2,870	(26)	4,279	4,588	(7)

Total Revenues, net of interest expense	$4,595	$4,790	(4)%	$9,182	$8,611	7%
Total operating expenses	2,788	2,465	13	5,622	4,374	29
Provisions for credit losses and for benefits and claims	$781	$508	54%	$1,508	$1,051	43%

Income before taxes and minority interest	$1,026	$1,817	(44)%	$2,052	$3,186	(36)%
Income taxes	250	533	(53)	523	830	(37)
Minority interest, net of tax	4	34	(88)	(8)	34	NM

Net income	$772	$1,250	(38)%	$1,537	$2,322	(34)%

Average assets
(in billions of dollars)	$354	$298	19%	$359	$274	31%
Return on assets	0.88%	1.68%		0.86%	1.71%

Consumer Finance Japan (CFJ)—NIR	$173	$344	(50)%	$437	$759	(42)%
Asia excluding CFJ—NIR	$2,311	$1,576	47%	$4,466	$3,264	37%

CFJ—Operating Expenses	$101	$102	(1)%	$196	$228	(14)%
Asia excluding CFJ—Operating Expenses	$2,687	$2,363	14%	$5,426	$4,146	31%

CFJ—Net Income	$(154)	(40)	NM	$(240)	$(38)	NM
Asia excluding CFJ—Net Income	$926	1,290	(28)%	$1,777	$2,360	(25)%

Key Drivers
(in billions of dollars, except branches)
Average Loans	$134.2	$123.7	8%
Average Consumer Banking Loans	51.6	45.3	14
Average deposits (and other consumer liability balances)	$212.8	$186.1	14
Branches/offices	1,217	1,252	(3)

NM
Not meaningful

2Q08 vs. 2Q07

        Asia revenues decreased 4%. Net Interest Revenue increased 29%. Cards growth of 18% was driven by 21% growth in purchase sales and 27% growth in average loans. Consumer Banking grew by 16%, driven by 14% growth in average loans and 10% growth in deposits. Transaction Services exhibited strong growth across all products resulting in 25% growth. Securities and Banking grew $473 million, reflecting higher dividends, fx translation, and acquisitions. Non-Interest Revenue decreased 26%, as Securities and Banking suffered from continued market volatility and declining valuations. Outside of Securities and Banking, non-interest revenue increased 18% with strong growth in Cards, Transaction Services and Wealth Management, partially offset by lower Investment Sales in Banking and Wealth Management. Results included a $31 million gain on the sale of DCI.

        Operating Expenses increased 13% primarily driven by the impact of acquisitions and fx translation and repositioning charges.

        Provisions for credit losses and for benefits and claims increased 54% primarily driven by a $147 million pretax charge to increase loan loss reserves. Higher credit costs were due to a combination of portfolio growth and some deterioration in the macroeconomic environment, including India Consumer Banking.

Asia Excluding CFJ

        As disclosed in the table above, NIR excluding CFJ increased 47% and 37% in the 2008 second quarter and year-to-date periods, respectively. Operating Expense excluding CFJ increased 14% and 31%, and Net income excluding CFJ decreased 28% and 25%, respectively.

2008 YTD vs. 2007 YTD

        Asia revenues increased 7%. Net Interest Revenue increased 22%. Cards growth of 23% was driven by 24% growth in purchase sales and 28% growth in average loans. Consumer Banking grew by 21%, driven by growth of 17% in average loans and 12% growth in deposits. Transaction Services exhibited strong growth across all products resulting in 34% growth. Securities and Banking grew $513 million, reflecting higher dividend revenue, fx translation, and acquisitions. Non-Interest Revenue decreased 7% as Securities and Banking suffered from continued market volatility and declining valuations. Outside of Securities and Banking, non-interest revenue increased 39% with strong growth in Cards, Transaction Services and Wealth Management, partially offset by lower Investment Sales in Banking and Wealth Management. Results included a $31 million gain on the sale of DCI and an $81 million gain on the IPO of Visa shares, partially offset by a $21 million gain on the sale of MasterCard shares in the prior-year period.

        Operating Expense increased 29% primarily driven by the impact of acquisitions, fx translation and repositioning charges.

        Provisions for credit losses and for benefits and claims increased 43% primarily driven by a $214 million incremental pretax charge to increase loan loss reserves, increased credit costs in India Consumer Banking, acquisitions and portfolio growth.

MANAGING GLOBAL RISK

        Citigroup's risk management framework balances strong corporate oversight with well-defined independent risk management functions for each business and region, as well as cross-business product expertise. The Citigroup risk management policies and practices are described in Citigroup's 2007 Annual Report on Form 10-K.

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars	2nd Qtr.(1) 2008	1st Qtr.(1) 2008	4th Qtr.(1) 2007	3rd Qtr.(1) 2007	2nd Qtr.(1) 2007
Allowance for loan losses at beginning of period	$18,257	$16,117	$12,728	$10,381	$9,510

Provision for loan losses
Consumer	$6,346	$5,456	$6,516	$4,608	$2,571
Corporate	724	245	882	154	(58)

	$7,070	$5,701	$7,398	$4,762	$2,513

Gross credit losses
Consumer
In U.S. offices	$2,599	$2,325	$1,895	$1,364	$1,238
In offices outside the U.S.	1,996	1,851	1,602	1,617	1,348
Corporate
In U.S. offices	346	40	596	20	20
In offices outside the U.S.	36	97	169	74	30

	$4,977	$4,313	$4,262	$3,075	$2,636

Credit recoveries
Consumer
In U.S. offices	$148	$172	$162	$160	$165
In offices outside the U.S.	381	329	343	279	347
Corporate
In U.S. offices	24	3	15	1	9
In offices outside the U.S.	1	33	55	59	80

	$554	$537	$575	$499	$601

Net credit losses
In U.S. offices	$2,773	$2,190	$2,314	$1,223	$1,084
In offices outside the U.S.	1,650	1,586	1,373	1,353	951

Total	$4,423	$3,776	$3,687	$2,576	$2,035

Other—net(2)(3)(4)(5)(6)	$(127)	$215	$(322)	$161	$393

Allowance for loan losses at end of period	$20,777	$18,257	$16,117	$12,728	$10,381

Allowance for unfunded lending commitments(7)	$1,107	$1,250	$1,250	$1,150	$1,100

Total allowance for loan losses and unfunded lending commitments	$21,884	$19,507	$17,367	$13,878	$11,481

Net consumer credit losses	$4,066	$3,675	$2,992	$2,542	$2,074
As a percentage of average consumer loans	2.82%	2.54%	2.08%	1.86%	1.60%

Net corporate credit losses/(recoveries)	$357	$101	$695	$34	$(39)
As a percentage of average corporate loans	0.19%	0.05%	0.34%	0.02%	NM

(1)
Reclassified to conform to the current period's presentation

(2)
The second quarter of 2008 primarily includes reductions to the credit loss reserves of $21 million related to securitizations, reductions of $156 million related to the sale of CitiCapital and additions of $56 million related to purchase price adjustments for the Grupo Cuscatlan acquisition.

(3)
The first quarter of 2008 primarily includes reductions to the credit loss reserves of $58 million related to securitizations, additions of $50 million related to the BOOC acquisition and additions of $217 related to fx translation.

(4)
The fourth quarter of 2007 primarily includes reductions to the credit loss reserves of $150 million related to securitizations and $7 million related to transfers to loans held-for-sale, reductions of $151 million related to purchase price adjustments to the Egg Bank acquisition and reductions of $83 million related to the transfer of the U.K. CitiFinancial portfolio to Loans held-for-sale.

(5)
The third quarter of 2007 primarily includes additions related to purchase accounting adjustments related to the acquisition of Grupo Cuscatlan of $181 million offset by reductions of $73 million related to securitizations.

(6)
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

NM
Not meaningful

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	Jun. 30, 2008	Mar. 31,(1) 2008	Jun. 30,(1) 2007	2nd Qtr. 2008	1st Qtr.(1) 2008	2nd Qtr.(1) 2007
On-balance sheet(2)	$567.3	$578.5	$529.6	$580.5	$581.2	$521.2
Securitized receivables (all in North America Cards)	111.0	109.5	101.1	107.4	105.8	97.5
Credit card receivables held-for-sale(3)	—	0.9	2.9	1.0	1.0	3.3

Total managed(4)	$678.3	$688.9	$633.6	$688.9	$688.0	$622.0

(1)
Reclassified to conform to current period's presentation.

(2)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $3 billion and $2 billion for the second quarter of 2008, approximately $2 billion and $2 billion for the first quarter of 2008 and approximately $2 billion and $2 billion for the second quarter of 2007, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

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

        Citigroup's total allowance for loans, leases and unfunded lending commitments of $21.9 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for loan losses attributed to the Consumer portfolio was $16.5 billion at June 30, 2008, $14.4 billion at March 31, 2008 and $7.2 billion at June 30, 2007. The increase in the allowance for loan losses from June 30, 2007 of $9.3 billion included net builds of $9.6 billion.

        The builds consisted of $9.5 billion in Consumer ($7.8 billion in North America and $1.7 billion in regions outside of North America) and $123 million in Global Wealth Management.

        The build of $7.8 billion in North America Consumer primarily reflects an increase in the losses embedded in the portfolio as a result of weakening leading credit indicators, including increased delinquencies on first and second mortgages, unsecured personal loans, credit cards, and auto loans. Also, the build reflected trends in the U.S. macro-economic environment, including the housing market downturn rising, unemployment rates and portfolio growth. The build of $1.7 billion in regions outside of North America Consumer primarily reflects portfolio growth and the impact of recent acquisitions and credit deterioration in certain countries.

        On-balance-sheet consumer loans of $567.3 billion increased $37.7 billion, or 7%, from June 30, 2007, primarily driven by EMEA, Latin America and Asia Cards, Consumer Banking and Global Wealth Management. Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macroeconomic and regulatory policies.

EXPOSURE TO U.S. RESIDENTIAL REAL ESTATE IN SECURITIES AND BANKING

Subprime-Related Direct Exposure in Securities and Banking

        The following table summarizes Citigroup's U.S. subprime-related direct exposures in Securities and Banking (S&B) at June 30, 2008 and March 31, 2008:

In billions of dollars	March 31, 2008 exposures	Second quarter 2008 write-downs	Second quarter 2008 sales/transfers(1)	June 30, 2008 exposures
Direct ABS CDO Super Senior Exposures:
Gross ABS CDO Super Senior Exposures (A)	$33.2			$27.9
Hedged Exposures (B)	10.5			9.8
Net ABS CDO Super Senior Exposures:
ABCP/CDO	$16.8	$(2.0)	$(0.4)	$14.4
High grade	3.8	(1.3) (2)	(0.5)	2.0
Mezzanine	2.0	0.1 (2)	(0.5)	1.6
ABS CDO-squared	0.1	0.0	(0.0)	0.2

Total Net Direct ABS CDO Super Senior Exposures (A-B)=(C)	$22.7	$(3.2) (3)	$(1.5) (4)	$18.1

Lending & Structuring Exposures:
CDO warehousing/unsold tranches of ABS CDOs	$0.2	$(0.0)	$(0.1)	$0.1
Subprime loans purchased for sale or securitization	3.6	(0.3)	(0.6)	2.8
Financing transactions secured by subprime	2.6	(0.1) (2)	(1.0)	1.5

Total Lending and Structuring Exposures (D)	$6.4	$(0.3)	$(1.7)	$4.3

Total Net Exposures C+D(5)	$29.1	$(3.5)	$(3.2)	$22.5

Credit Adjustment on Hedged Counterparty Exposures (E)(6)		$(2.4)

Total Net Write-Downs (C+D+E)		$(5.9)

Note: Table may not foot or cross-foot due to roundings

(1)
Reflects sales, transfers, repayment of principal and liquidations.

(2)
Includes $80 million recorded in credit costs.

(3)
Includes losses associated with liquidations and decline in value from March 31, 2008 to dates of liquidation.

(4)
A portion of the underlying securities were repurchased in liquidations of two CDOs and are reported as Trading Account Assets. Some of these repurchased securities have already been resold, and as of June 30, 2008, the remaining balance was $319 million.

(5)
Composed of net CDO super senior exposures and gross Lending and Structuring exposures.

(6)
SFAS 157 adjustment related to counterparty credit risk.

Subprime-Related Direct Exposure in Securities and Banking

        The Company had approximately $22.5 billion in net U.S. subprime-related direct exposures in its Securities and Banking business at June 30, 2008.

        The exposure consisted of (a) approximately $18.1 billion of net exposures in the super senior tranches (i.e., most senior tranches) of collateralized debt obligations which are collateralized by asset-backed securities, derivatives on asset-backed securities or both (ABS CDOs), and (b) approximately $4.4 billion of subprime-related exposures in its lending and structuring business.

Direct ABS CDO Super Senior Exposures

        The net $18.1 billion in ABS CDO super senior exposures as of June 30, 2008 is collateralized primarily by subprime residential mortgage-backed securities (RMBS), derivatives on RMBS or both. These exposures include $14.4 billion in commercial paper (ABCP) issued as the super senior tranches of ABS CDOs and approximately $3.7 billion of other super senior tranches of ABS CDOs.

        Citigroup's CDO super senior subprime direct exposures, $18.1 billion at June 30, 2008, are Level 3 assets and are subject to valuation based on significant unobservable inputs. Accordingly, fair value of these exposures is based on estimates of future cash flows from the mortgage loans underlying the assets of the ABS CDOs. To determine the performance of the underlying mortgage loan portfolios, the Company estimates the prepayments, defaults and loss severities based on a number of macro-economic factors, including housing price changes, unemployment rates and interest rates and borrower and loan attributes, such as age, credit scores, documentation status, loan-to-value (LTV) ratios and debt-to-income (DTI) ratios. The model is calibrated using available mortgage loan information including historical loan performance. In addition, the methodology estimates the impact of geographic concentration of mortgages, and the impact of reported fraud in the origination of subprime mortgages. An appropriate discount rate is then applied to the cash flows generated for each super senior ABS CDO tranche, in order to estimate its current fair value.

        When necessary, the valuation methodology used by Citigroup is refined and the inputs used for the purposes of estimation are modified, in part, to reflect ongoing market developments. More specifically, the inputs of home price appreciation (HPA) assumptions and delinquency data were updated during the quarter along with discount rates that are based upon a weighted average combination of implied spreads from single name ABS bond prices and ABX indices, as well as CLO spreads.

        Consistent with the first quarter of 2008, the second quarter housing-price changes were estimated using a forward-

looking projection which incorporates the S&P Case-Shiller Home Price Index. The valuation of the Company's direct ABS CDO super senior exposures as of June 30, 2008 assumes a cumulative decline in U.S. housing prices from peak to trough of 23%. This rate assumes declines of 12% and 3% in 2008 and 2009, respectively, the remainder of the 23% decline having already occurred before the end of 2007. The valuation of the Company's direct ABS CDO super senior exposures as of March 31, 2008 assumed a cumulative decline in U.S. housing prices from peak to trough of 20%, with assumed declines of 8% and 3% in 2008 and 2009, respectively.

        In addition, during the first and second quarters of 2008, the discount rates were based on a weighted average combination of the implied spreads from single named ABS bond prices, ABX indices and CLO spreads depending on vintage and asset types.

        The primary drivers that currently impact the super senior valuations are the discount rates used to calculate the present value of projected cash flows and projected mortgage loan performance. In valuing its direct ABS CDO super senior exposures, the Company has made its best estimate of the key inputs that should be used in its valuation methodology. However, the size and nature of these positions as well as current market conditions are such that changes in inputs such as the discount rates used to calculate the present value of the cash flows can have a significant impact on the reported value of these exposures. For instance, each 10 basis point change in the discount rate used generally results in an approximate $58 million change in the fair value of the Company's direct ABS CDO super senior exposures as at June 30, 2008. This applies to both decreases in the discount rate (which would increase the value of these assets and reduce write- downs) and increases in the discount rate (which would decrease the value of these assets and increase reported write-downs).

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

Lending and Structuring Exposures

        The $4.4 billion of subprime-related exposures includes approximately $0.1 billion of CDO warehouse inventory and unsold tranches of ABS CDOs, approximately $2.8 billion of actively managed subprime loans purchased for resale or securitization, at a discount to par, during 2007, and approximately $1.5 billion of financing transactions with customers secured by subprime collateral. These amounts represent the fair value as determined using observable inputs and other market data. The majority of the change from the March 31, 2008 balances reflects sales, transfers and liquidations.

        Securities and Banking also has trading positions, both long and short, in U.S. subprime RMBS and related products, including ABS CDOs, which are not included in the figures above. The exposure from these positions is actively managed and hedged, although the effectiveness of the hedging products used may vary with material changes in market conditions.

Direct Exposure to Monolines

        In its Securities and Banking business, the Company has exposure to various monoline bond insurers listed in the table below ("Monolines") from hedges on certain investments and from trading positions. The hedges are composed of credit default swaps and other hedge instruments. The Company recorded an additional $2.4 billion in credit market value adjustments during the second quarter of 2008 on the market value exposures to the Monolines as a result of widening credit spreads and decline in the value of that hedged exposure.

        The following table summarizes the market value of the Company's direct exposures to and the corresponding notional amounts of transactions with the various Monolines as well as the aggregate credit market value adjustment associated with these exposures as of June 30, 2008 and March 31, 2008 in Securities and Banking:

	June 30, 2008
			Net Market Value Exposure March 31, 2008
In millions of dollars	Net Market Value Exposure	Notional Amount of Transactions
Direct Subprime ABS CDO Super Senior:
A	$3,658	$5,401	$2,946
FGIC	1,260	1,452	1,031
ACA	519	725	531
Radian	—	—	—

Subtotal Direct Subprime ABS CDO Super Senior	$5,437	$7,578	$4,508

Trading Assets—Subprime:
A	$1,210	$1,399	$1,207

Trading Assets—Subprime	$1,210	$1,399	$1,207

Trading Assets—Non Subprime:
MBIA	$1,103	$5,273	$1,386
FSA	94	1,136	—
ACA	122	1,586	122
Assured	51	500	47
Radian	19	150	13
CIFG	—	—	9
SCA	—	—	1
A	2	1,400	(7)

Trading Assets—Non Subprime	$1,391	$10,045	$1,571

Subtotal Trading Assets	$2,601	$11,444	$2,778

Credit Market Value Adjustment	$(4,890)		$(2,461)

Total Net Market Value Direct Exposure	$3,148		$4,825

        As of June 30, 2008 and March 31, 2008, the Company had $9.8 billion notional amount of hedges against its Direct Subprime ABS CDO Super Senior positions. Of that $9.8 billion, $7.6 billion was purchased from Monolines and is included in the notional amount of transactions in the table above. The market value of the hedges provided by the

Monolines against our Direct Subprime ABS CDO Super Senior positions was $5.4 billion as of June 30, 2008 and $4.5 billion as of March 31, 2008.

        In addition, there was $2.6 billion and $2.8 billion of market value exposure to Monolines related to our trading assets as of June 30, 2008 and March 31, 2008, respectively. Trading assets include trading positions, both long and short, in U.S. subprime residential mortgage-backed securities (RMBS) and related products, including ABS CDOs. There was $1.4 billion in notional amount of transactions related to subprime trading positions with a market value exposure of $1.2 billion as of June 30, 2008 and March 31, 2008. The notional amount of transactions related to the remaining non-subprime trading assets as of June 30, 2008 was $10.0 billion with a corresponding market value exposure of $1.4 billion. The $10.0 billion notional amount of transactions comprised $2.8 billion primarily in interest rate swaps with a corresponding market value exposure of $14 million. The remaining notional amount of $7.3 billion was in the form of credit default swaps and total return swaps with a market value exposure of $1.4 billion.

        The corresponding notional amount of transactions related to the remaining non-subprime trading assets at March 31, 2008 was $14.3 billion with a net market value exposure of $1.6 billion. The $14.3 billion notional amount of transactions comprised $6.1 billion primarily in interest rate swaps with a market value exposure of $40 million. The remaining notional amount of $8.2 billion was in the form of credit default swaps and total return swaps with a market value of $1.5 billion.

        The market value exposure, net of payable and receivable positions, represents the market value of the contract as of June 30, 2008 excluding the credit market value adjustment. The notional amount of the transactions, including both long and short positions, is used as a reference value to calculate payments. The credit market value adjustment is a downward adjustment to the market value exposure to a counterparty to reflect the counterparty's creditworthiness in respect of the obligations in question.

        Credit market value adjustments are based on credit spreads and on estimates of the terms and timing of the payment obligations of the Monolines. Timing in turn depends on estimates of the performance of the transactions to which the Company's exposure relates, estimates of whether and when liquidation of such transactions may occur and other factors, each considered in the context of the terms of the monolines' obligations. For a further discussion of the use of estimates by the Company, see the Company's 2007 Annual Report on Form 10-K.

        The Company has purchased mortgage insurance from various monoline mortgage insurers on first mortgage loans. The notional amount of this insurance protection was approximately $400 million as of June 30, 2008 and approximately $600 million as of March 31, 2008 with nominal pending claims against this notional amount.

        In addition, Citigroup has indirect exposure to Monolines in various other parts of its businesses. For example, corporate or municipal bonds in the trading business may be insured by the Monolines. In this case, Citigroup is not a party to the insurance contract. The previous table does not capture this type of indirect exposure to the Monolines.

        Subsequent to June 30, 2008, the Company settled a portion of its exposure to A. The settlement reduced the notional amount of A subprime trading asset exposure by $1.4 billion and the associated market value exposure, which excludes the credit market value adjustment, by $1.2 billion. The transaction was settled for a gain relative to the June 30, 2008 net market value exposure, which includes the credit market value adjustment related to this position.

Exposure to Commercial Real Estate

        The Company, through its business activities and as a capital markets participant, incurs exposures that are directly or indirectly tied to the global commercial real estate market. These exposures are represented primarily by the following three categories:

        (1)   Assets held at fair value: approximately $12.1 billion of securities, loans and other items linked to commercial real estate that are carried at fair value as Trading assets, approximately $4.7 billion of commercial real estate loans and loan commitments classified as held-for-sale and measured at the lower of cost or market (LOCOM) and approximately $2.3 billion of securities backed by commercial real estate carried at fair value as available-for-sale Investments. Changes in fair value for these Trading assets and held-for-sale loans and loan commitments are reported in current earnings, while changes in fair value for these available-for-sale Investments are reported in OCI with other-than-temporary impairments reported in current earnings.

        The majority of these exposures are classified as Level 3 in the fair value hierarchy. In recent months, weakening activity in the trading markets for some of these instruments resulted in reduced liquidity, thereby decreasing the observable inputs for such valuations and could have an adverse impact on how these instruments are valued in the future if such conditions persist.

        (2)   Loans and commitments: approximately $20.7 billion of commercial real estate loan exposures, all of which are recorded at cost, less loan loss reserves. The impact from changes in credit is reflected in the calculation of the allowance for credit losses and in net credit losses.

        (3)   Equity and other investments: Approximately $5.3 billion of equity and other investments such as limited partner fund investments.

        Exposure to Alt-A Mortgage Securities. See "Events in 2008" on page 7 for a description of incremental write-downs on Alt-A mortgage securities in Securities and Banking.

CITIGROUP DERIVATIVES

Notionals(1)

	Trading derivatives(2)		Asset/liability management hedges(3)
In millions of dollars	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Interest rate contracts
Swaps	$18,050,548	$16,433,117	$681,498	$521,783
Futures and forwards	2,444,170	1,811,599	159,509	176,146
Written options	3,655,932	3,479,071	17,956	16,741
Purchased options	3,848,206	3,639,075	109,575	167,080

Total interest rate contract notionals	$27,998,856	$25,362,862	$968,538	$881,750

Foreign exchange contracts
Swaps	$1,025,051	$1,062,267	$68,982	$75,622
Futures and forwards	2,797,766	2,795,180	39,783	46,732
Written options	625,963	653,535	12,092	292
Purchased options	634,554	644,744	1,239	686

Total foreign exchange contract notionals	$5,083,334	$5,155,726	$122,096	$123,332

Equity contracts
Swaps	$149,554	$140,256	$—	$—
Futures and forwards	30,948	29,233	—	—
Written options	823,406	625,157	—	—
Purchased options	760,583	567,030	—	—

Total equity contract notionals	$1,764,491	$1,361,676	$—	$—

Commodity and other contracts
Swaps	$54,493	$29,415	$—	$—
Futures and forwards	124,876	66,860	—	—
Written options	31,334	27,087	—	—
Purchased options	35,101	30,168	—	—

Total commodity and other contract notionals	$245,804	$153,530	$—	$—

Credit derivatives(4)
Citigroup as the Guarantor:
Credit default swaps	$1,722,137	$1,755,440	$—	$—
Total return swaps	3,836	12,121	—	—
Credit default options	70	276	—	—
Citigroup as the Beneficiary:
Credit default swaps	$1,843,483	$1,890,611	$—	$—
Total return swaps	30,935	15,895	—	—
Credit default options	177	450	—	—

Total credit derivatives	$3,600,638	$3,674,793	$—	$—

Total derivative notionals	$38,693,123	$35,708,587	$1,090,634	$1,005,082

[Table continues on the following page.]

Mark-to-Market (MTM) Receivables/Payables

	Derivatives receivables—MTM		Derivatives payables—MTM
In millions of dollars	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Trading Derivatives(2)
Interest rate contracts	$323,577	$269,400	$318,188	$257,329
Foreign exchange contracts	93,368	77,942	83,797	71,991
Equity contracts	32,109	27,934	65,106	66,916
Commodity and other contracts	33,843	8,540	32,761	8,887
Credit derivatives:
Citigroup as the Guarantor	5,137	4,967	123,818	73,103
Citigroup as the Beneficiary	138,129	78,426	4,885	11,191

Total	$626,163	$467,209	$628,555	$489,417
Less: Netting agreements, cash collateral and market value adjustments	(522,077)	(390,328)	(512,062)	(385,876)

Net Receivables/Payables	$104,086	$76,881	$116,493	$103,541

Asset/Liability Management Hedges(3)
Interest rate contracts	$3,625	$8,529	$4,667	$7,176
Foreign exchange contracts	1,808	1,634	929	972

Total	$5,433	$10,163	$5,596	$8,148

(1)
Includes the notional amounts for long and short derivative positions.

(2)
Trading derivatives include proprietary positions, as well as certain hedging derivatives instruments that qualify for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133).

(3)
Asset/Liability Management Hedges include only those end-user derivative instruments where the changes in market value are recorded to other assets or other liabilities.

(4)
Credit Derivatives are arrangements designed to allow one party (the "protection buyer") to transfer the credit risk of a "reference borrower" or "reference asset" to another party (the "protection seller"). These arrangements allow a protection seller to assume the credit risk associated with a reference borrower or reference asset. The Company has entered into credit derivatives positions for purposes such as risk management, yield enhancement, reduction of credit concentrations, and diversification of overall risk.

        The market value adjustments applied by the Company consist of the following items:

  •
  Counterparty credit-risk adjustments are applied to derivatives such as over-the-counter instruments, where the base valuation uses market parameters based on the LIBOR interest rate curves. Not all counterparties have the same credit rating as that implied by the relevant LIBOR curve and so it is necessary to take into account the actual credit rating of a counterparty in order to arrive at the true fair value of such an item. Furthermore, the counterparty credit-risk adjustment takes into account the effect of credit-risk mitigants such as pledged collateral and to what extent there is a legal right of offset with a counterparty.

  •
  Bilateral or "own" credit risk adjustments are applied to reflect the Company's own credit risk when valuing derivative instruments measured at fair value, in accordance with the requirements of SFAS 157. The methodology is consistent with that applied in generating counterparty credit risk adjustments, but incorporates the Company's own credit risk as observed in the credit default swap market. As for counterparty credit risk, own credit-risk adjustments include the impact of credit-risk mitigants.

  •
  Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy (see note 17 on page 110 for more details) to ensure that the fair value reflects the price at which the entire position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument, amended to the extent that the size and nature of the position would result in its being liquidated outside that bid/offer spread.

Credit Derivatives

        The Company makes markets in and trades a range of credit derivatives, both on behalf of clients as well as for its own account. Through these contracts, the Company either purchases or writes protection on either a single-name or portfolio basis. The Company uses credit derivatives to help mitigate credit risk in its corporate loan portfolio and other cash positions, to take proprietary trading positions, and to facilitate client transactions.

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

        The following tables summarize the key characteristics of the Company's credit derivative portfolio by activity, counterparty and derivative form as of June 30, 2008 and December 31, 2007:

June 30, 2008:

	Market values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
Credit portfolio	$1,112	$90	$91,318	$—
Dealer/client	142,154	128,613	1,783,277	1,726,043

Total	$143,266	$128,703	$1,874,595	$1,726,043

Bank	$59,240	$62,853	$1,013,600	$973,336
Broker-dealer	44,551	43,175	627,817	579,700
Monoline	8,098	74	15,777	494
Non-financial	250	508	4,070	6,950
Insurance and other financial institutions	31,127	22,093	213,331	165,563

Total	$143,266	$128,703	$1,874,595	$1,726,043

Credit default swaps and options	$143,005	$128,077	$1,843,660	$1,722,207
Total return swaps and other	261	626	30,935	3,836

Total	$143,266	$128,703	$1,874,595	$1,726,043

December 31, 2007(1):

	Market values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
Credit portfolio	$626	$129	$91,228	$—
Dealer/client	82,767	84,165	1,815,728	1,767,837

Total	$83,393	$84,294	$1,906,956	$1,767,837

Bank	$28,571	$34,425	$1,035,217	$970,831
Broker-dealer	28,183	31,519	633,745	585,549
Monoline	5,044	88	15,064	1,243
Non-financial	220	331	3,682	4,253
Insurance and other financial institutions	21,375	17,931	219,248	205,961

Total	$83,393	$84,294	$1,906,956	$1,767,837

Credit default swaps and options	$82,752	$83,015	$1,891,061	$1,755,716
Total return swaps and other	641	1,279	15,895	12,121

Total	$83,393	$84,294	$1,906,956	$1,767,837

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

        During the first six months of 2008, the total notional amount of protection purchased and sold decreased $32 billion and $42 billion, respectively as volume continued to grow. The corresponding market value increased $60 billion for protection purchased and $44 billion for protection sold. These market value increases were primarily due to changes in market spreads.

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

        The Company actively monitors its counterparty credit risk in credit derivative contracts. Approximately 83% and 77% of the receivables as of June 30, 2008 and December 31, 2007, respectively, are from counterparties with which the Company maintains collateral agreements. A majority of the Company's top 15 counterparties (by receivable balance owed to the

Company) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty rating downgrades may have an incremental effect by lowering the threshold at which the Company may call for additional collateral. A number of the remaining significant counterparties are Monolines. See page 31 for a discussion of the Company's exposure to monolines. The master agreements with these Monolines are generally unsecured. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate. During the second quarter of 2008, the Company recorded an additional $2.430 billion in credit market value adjustments on market value exposures to the Monolines as a result of widening credit spreads and an increase in the expected exposure to the Monolines.

MARKET RISK MANAGEMENT PROCESS

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the "Capital Resources and Liquidity" section beginning on page 47. Price risk is the earnings risk from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

Interest Rate Exposure (IRE)

        The exposures in the following table represent the approximate annualized risk to Net Interest Revenue (NIR) assuming an unanticipated parallel instantaneous 100bp change, as well as a more gradual 100bp (25bps per quarter) parallel change in rates as compared with the market forward interest rates in selected currencies.

	June 30, 2008		March 31, 2008		June 30, 2007
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(1,236)	$1,170	$(1,423)	$1,162	$(572)	$553
Gradual change	$(756)	$633	$(781)	$666	$(309)	$329

Mexican peso
Instantaneous change	$(24)	$24	$(20)	$20	$(29)	$29
Gradual change	$(19)	$19	$4	$(4)	$(14)	$14

Euro
Instantaneous change	$(71)	$71	$(51)	$51	$(97)	$97
Gradual change	$(51)	$51	$(39)	$39	$(43)	$43

Japanese yen
Instantaneous change	$131	NM	$65	NM	$(9)	NM
Gradual change	$73	NM	$43	NM	$(5)	NM

Pound sterling
Instantaneous change	$13	$(13)	$(17)	$17	$(19)	$19
Gradual change	$15	$(15)	$(4)	$4	$3	$(3)

NM
Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the Japanese yen yield curve.

        The changes in the U.S. dollar interest rate exposures from March 31, 2008 primarily reflect movements in customer-related asset and liability mix, the expected impact of market rates on customer behavior, as well as Citigroup's view of prevailing interest rates.

        The following table shows the risk to NIR from six different changes in the implied forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bp)	—	100	200	(200)	(100)	—
10-year rate change (bp)	(100)	—	100	(100)	—	100
Impact to net interest revenue (in millions of dollars)	$21	$(617)	$(1,200)	$1,135	$484	$(123)

Value at Risk (VAR)

        For Citigroup's major trading centers, the aggregate pretax VAR in the trading portfolios was $255 million, $393 million, and $153 million at June 30, 2008, March 31, 2008, and June 30, 2007, respectively. Daily exposures averaged $292 million during the second quarter of 2008 and ranged from $249 million to $373 million.

        The following table summarizes VAR to Citigroup in the trading portfolios at June 30, 2008, March 31, 2008, and June 30, 2007, including the Total VAR, the specific risk only component of VAR, and Total—General market factors only, along with the quarterly averages:

In million of dollars	June 30, 2008(1)	Second Quarter 2008 Average(1)	March 31, 2008(1)	First Quarter 2008 Average(1)	June 30, 2007	Second Quarter 2007 Average
Interest rate	$288	$301	$281	$283	$117	$102
Foreign exchange	47	49	77	45	32	31
Equity	95	79	235	125	100	87
Commodity	45	51	53	47	31	35
Covariance adjustment	(220)	(188)	(253)	(159)	(127)	(117)

Total—All market risk factors, including general and specific risk	$255	$292	$393	$341	$153	$138

Specific risk only component	$15	$7	$39	$37	$8	$11

Total—General market factors only	$240	$285	$354	$304	$145	$127

(1)
The Sub-Prime Group (SPG) exposures became fully integrated into VAR during the first quarter of 2008. As a result, June 30, 2008 and second quarter 2008 average VAR increased by approximately $95 million and $135 million, respectively. March 31, 2008 and first quarter 2008 average VAR increased by approximately $108 million and $166 million, respectively.

        The specific risk only component represents the level of equity and debt issuer-specific risk embedded in VAR. Citigroup's specific risk model conforms to the 4x-multiplier treatment and is subject to extensive annual hypothetical back-testing.

        The table below provides the range of VAR in each type of trading portfolio that was experienced during the quarters ended:

	June 30, 2008		March 31, 2008		June 30, 2007
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$268	$339	$278	$293	$88	$128
Foreign exchange	33	81	23	77	27	35
Equity	63	181	58	235	64	112
Commodity	40	60	36	58	24	49

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

FFIEC CROSS-BORDER RISK

        The table below shows all countries where total Federal Financial Institutions Examination Council (FFIEC) cross-border outstandings exceed 0.75% of total Citigroup assets:

June 30, 2008									December 31, 2007
Cross-Border Claims on Third Parties
In Billions of U.S. dollars	Banks	Public	Private	Total	Trading and Short- Term Claims	Investments in and Funding of Local Franchises	Total Cross- Border Outstandings	Commitments	Total Cross- Border Outstandings	Commitments
India	$0.7	$0.1	$9.3	$10.1	$7.2	$20.9	$31.0	$1.3	$39.0	$1.7
United Kingdom	11.0	0.1	15.5	26.6	19.8	—	26.6	437.9	24.7	366.0
Germany	8.6	7.9	9.4	25.9	24.0	—	25.9	33.7	29.3	46.4
Netherlands	7.9	0.7	14.7	23.3	17.5	—	23.3	13.7	23.1	20.2
South Korea	1.9	1.3	3.5	6.7	6.5	16.2	22.9	17.4	21.9	22.0
France	8.2	2.4	13.0	23.6	20.9	0.1	23.7	78.6	24.3	107.8
Spain	3.5	0.8	11.0	15.3	14.0	4.9	20.2	11.0	21.3	7.4
Italy	1.0	6.8	5.7	13.5	13.0	4.2	17.7	6.1	18.8	5.1

INTEREST REVENUE/EXPENSE AND YIELDS

Average Rates—Interest Revenue, Interest Expense, and Net Interest Margin

In millions of dollars	2nd Qtr. 2008	1st Qtr. 2008	2nd Qtr. 2007	Change 2Q08 vs. 2Q07
Interest Revenue(1)	$27,902	$29,702	$30,369	(8)%
Interest Expense(2)	13,597	16,303	18,971	(28)

Net Interest Revenue(1)(2)	$14,305	$13,399	$11,398	26%

Interest Revenue—Average Rate	6.21%	6.29%	6.43%	(22) bps
Interest Expense—Average Rate	3.30%	3.76%	4.42%	(112) bps
Net Interest Margin (NIM)	3.18%	2.84%	2.41%	77 bps

Interest Rate Benchmarks:
Federal Funds Rate—End of Period	2.00%	2.25%	5.25%	(325) bps

2 Year U.S. Treasury Note—Average Rate	2.42%	2.03%	4.80%	(238) bps
10 Year U.S. Treasury Note—Average Rate	3.88%	3.67%	4.85%	(97) bps

10 Year vs. 2 Year Spread	146 bps	164 bps	5 bps

(1)
Excludes taxable equivalent adjustment (based on the U.S. Federal statutory tax rate of 35%) of $65 million, $48 million, and $45 million for the second quarter of 2008, the first quarter of 2008, and the second quarter of 2007, respectively.

(2)
Excludes expenses associated with hybrid financial instruments and beneficial interest in consolidated VIEs. These obligations are classified as Long-Term Debt and accounted for at fair value with changes recorded in Principal Transactions. In addition, the majority of the funding provided by Treasury to CitiCapital operations is excluded from this line.

        A significant portion of the Company's business activities are based upon gathering deposits and borrowing money and then lending or investing those funds, including market-making activities in tradable securities. Net interest margin (NIM) is calculated by dividing annualized gross interest revenue less gross interest expense by average interest earning assets.

        During the second quarter of 2008, the significantly lower cost of funding more than offset the lower asset yields, resulting in higher NIM. On the assets side, the average yield was negatively impacted by the decline in the rates for Fed Funds Sold as well as lower yields of the Consumer loan credit card receivables portfolio.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	2nd Qtr. 2008	1st Qtr. 2008	2nd Qtr. 2007	2nd Qtr. 2008	1st Qtr. 2008	2nd Qtr. 2007	2nd Qtr. 2008	1st Qtr. 2008	2nd Qtr. 2007
Assets
Deposits with banks(4)	$67,099	$65,460	$55,580	$805	$805	$792	4.83%	4.95%	5.72%

Federal funds sold and securities borrowed or purchased under agreements to resell(5)
In U.S. offices	$182,672	$177,420	$185,143	$1,326	$1,746	$3,002	2.92%	3.96%	6.50%
In offices outside the U.S.(4)	59,182	104,895	135,668	1,051	1,426	1,660	7.14	5.47	4.91

Total	$241,854	$282,315	$320,811	$2,377	$3,172	$4,662	3.95%	4.52%	5.83%

Trading account assets(6)(7)
In U.S. offices	$241,068	$254,155	$264,112	$3,249	$3,634	$3,111	5.42%	5.75%	4.72%
In offices outside the U.S.(4)	169,278	180,714	180,361	1,395	1,165	1,274	3.31	2.59	2.83

Total	$410,346	$434,869	$444,473	$4,644	$4,799	$4,385	4.55%	4.44%	3.96%

Investments(1)
In U.S. offices
Taxable	$110,977	$104,474	$149,303	$1,105	$1,179	$1,860	4.00%	4.54%	5.00%
Exempt from U.S. income tax	13,089	13,031	18,971	138	159	273	4.24	4.91	5.77
In offices outside the U.S.(4)	99,067	100,866	113,068	1,313	1,361	1,444	5.33	5.43	5.12

Total	$223,133	$218,371	$281,342	$2,556	$2,699	$3,577	4.61%	4.97%	5.10%

Loans (net of unearned income)(8)
Consumer loans
In U.S. offices	$379,970	$385,485	$358,086	$7,269	$7,528	$7,462	7.69%	7.85%	8.36%
In offices outside the U.S.(4)	202,499	198,145	169,447	5,429	5,308	4,593	10.78	10.77	10.87

Total consumer loans	$582,469	$583,630	$527,533	$12,698	$12,836	$12,055	8.77%	8.85%	9.17%

Corporate loans
In U.S. offices	$42,377	$43,523	$31,075	$464	$648	$553	4.40%	5.99%	7.14%
In offices outside the U.S.(4)	146,885	153,034	152,545	3,269	3,409	3,361	8.95%	8.96	8.84

Total corporate loans	$189,262	$196,557	$183,620	$3,733	$4,057	$3,914	7.93%	8.30%	8.55%

Total loans	$771,731	$780,187	$711,153	$16,431	$16,893	$15,969	8.56%	8.71%	9.01%

Other interest-earning Assets	$94,129	$119,148	$82,459	$1,089	$1,334	$984	4.65%	4.50%	4.79%

Total interest-earning Assets	$1,808,292	$1,900,350	$1,895,818	$27,902	$29,702	$30,369	6.21%	6.29%	6.43%

Non-interest-earning assets(6)	374,623	408,470	246,748

Total Assets from discontinued operations	$12,946	$16,548	$16,543
Total assets	$2,195,861	$2,325,368	$2,159,109

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $65 million, $48 million, and $45 million for the second quarter of 2008, the first quarter of 2008, and the second quarter of 2007, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16 on page 106.

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

(7)
Interest expense on Trading account liabilities of the ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

(8)
Includes cash-basis loans.

Reclassified to conform to the current period's presentation.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,
AND NET INTEREST REVENUE(1)(2)(3)

	Average Volume			Interest Expense			% Average Rate
In millions of dollars	2nd Qtr. 2008	1st Qtr. 2008	2nd Qtr. 2007	2nd Qtr. 2008	1st Qtr. 2008	2nd Qtr. 2007	2nd Qtr. 2008	1st Qtr. 2008	2nd Qtr. 2007
Liabilities
Deposits
In U. S. offices
Savings deposits(4)	$163,923	$164,945	$147,517	$683	$1,040	$1,178	1.68%	2.54%	3.20%
Other time deposits	57,911	64,792	53,597	614	777	773	4.26	4.82	5.78
In offices outside the U.S.(5)	503,372	521,160	485,871	3,898	4,483	4,988	3.11	3.46	4.12

Total	$725,206	$750,897	$686,985	$5,195	$6,300	$6,939	2.88%	3.37%	4.05%

Federal funds purchased and securities loaned or sold under agreements to repurchase(6)
In U.S. offices	$195,879	$209,878	$233,021	$1,299	$2,035	$3,600	2.67%	3.90%	6.20%
In offices outside the U.S.(5)	87,468	120,066	152,984	1,665	1,868	2,312	7.66	6.26	6.06

Total	$283,347	$329,944	$386,005	$2,964	$3,903	$5,912	4.21%	4.76%	6.14%

Trading account liabilities(7)(8)
In U.S. offices	$29,764	$37,713	$58,139	$413	$270	$312	5.58%	2.88%	2.15%
In offices outside the U.S.(5)	46,184	53,432	62,949	43	63	68	0.37	0.47	0.43

Total	$75,948	$91,145	$121,088	$456	$333	$380	2.41%	1.47%	1.26%

Short-term borrowings
In U.S. offices	$152,356	$167,619	$170,962	$814	$1,152	$1,612	2.15%	2.76%	3.78%
In offices outside the U.S.(5)	68,978	66,827	66,077	251	298	325	1.46	1.79	1.97

Total	$221,334	$234,446	$237,039	$1,065	$1,450	$1,937	1.94%	2.49%	3.28%

Long-term debt(9)
In U.S. offices	$315,686	$299,347	$255,813	$3,454	$3,831	$3,381	4.40%	5.15%	5.30%
In offices outside the U.S.(5)	38,091	40,230	35,707	463	486	422	4.89	4.86	4.74

Total	$353,777	$339,577	$291,520	$3,917	$4,317	$3,803	4.45%	5.11%	5.23%

Total interest-bearing liabilities	$1,659,612	$1,746,009	$1,722,637	$13,597	$16,303	$18,971	3.30%	3.76%	4.42%

Demand deposits in U.S. offices	13,402	12,960	11,234
Other non-interest-bearing liabilities(7)	387,379	439,101	300,352
Total liabilities from discontinued operations	458	343	386

Total liabilities	$2,060,851	$2,198,413	$2,034,609

Total stockholders' equity	$135,010	$126,955	$124,500

Total liabilities and stockholders' equity	$2,195,861	$2,325,368	$2,159,109

Net interest revenue as a percentage of average interest-earning assets(10)
In U.S. offices	$1,036,000	$1,064,593	$1,074,722	$6,631	$6,132	$5,192	2.57%	2.32%	1.94%
In offices outside the U.S.(5)	772,292	835,757	821,096	7,674	7,267	6,206	4.00%	3.50%	3.03%

Total	$1,808,292	$1,900,350	$1,895,818	$14,305	$13,399	$11,398	3.18%	2.84%	2.41%

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $65 million, $48 million, and $45 million for the second quarter of 2008, the first quarter of 2008, and the second quarter of 2007, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16 on page 106.

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

(8)
Interest expense on Trading account liabilities of the Institutional Clients Group is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

(9)
Excludes hybrid financial instruments and beneficial interests in consolidated VIEs that are classified as long-term debt as these obligations are accounted for at fair value with changes recorded in Principal Transactions. In addition, the majority of the funding provided by Corporate Treasury to CitiCapital operations is excluded from this line.

(10)
Includes allocations for capital and funding costs based on the location of the asset.

Reclassified to conform to the current period's presentation.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume		Interest Revenue		% Average Rate
In millions of dollars	Six Months 2008	Sixth Months 2007	Six Months 2008	Sixth Months 2007	Six Months 2008	Sixth Months 2007
Assets
Deposits with banks(5)	$66,280	$50,443	$1,610	$1,501	4.88%	6.00%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$180,046	$184,606	$3,072	$5,881	3.43%	6.42%
In offices outside the U.S.(5)	82,039	122,447	2,477	3,070	6.07	5.06

Total	$262,085	$307,053	$5,549	$8,951	4.26%	5.88%

Trading account assets(7)(8)
In U.S. offices	$247,612	$250,545	$6,883	$5,933	5.59%	4.78%
In offices outside the U.S.(5)	174,996	156,817	2,560	2,382	2.94	3.06

Total	$422,608	$407,362	$9,443	$8,315	4.49%	4.12%

Investments(1)
In U.S. offices
Taxable	$107,726	$154,838	$2,284	$3,860	4.26%	5.03%
Exempt from U.S. income tax	13,060	17,891	297	463	4.57	5.22
In offices outside the U.S.(5)	99,966	110,073	2,674	2,794	5.38	5.12

Total	$220,752	$282,802	$5,255	$7,117	4.79%	5.07%

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$382,728	$353,845	$14,797	$14,690	7.77%	8.37%
In offices outside the U.S.(5)	200,322	159,749	10,737	8,596	10.78	10.85

Total consumer loans	$583,050	$513,594	$25,534	$23,286	8.81%	9.14%

Corporate loans
In U.S. offices	$42,950	$29,880	$1,112	$1,056	5.21%	7.13%
In offices outside the U.S.(5)	149,960	144,324	6,678	6,267	8.96	8.76

Total corporate loans	$192,910	$174,204	$7,790	$7,323	8.12%	8.48%

Total loans	$775,960	$687,798	$33,324	$30,609	8.64%	8.97%

Other interest-earning assets	$106,639	$75,419	$2,423	$1,748	4.57%	4.67%

Total interest-earning assets	$1,854,324	$1,810,877	$57,604	$58,241	6.25%	6.49%

Non-interest-earning assets(7)	391,547	224,080
Total assets from discontinued operations	14,747	16,982

Total assets	$2,260,618	$2,051,939

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $113 million and $60 million for the first six months of 2008 and 2007, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16 on page 106.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 2 on page 80.

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

(8)
Interest expense on Trading account liabilities of the Institutional Clients Group is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

(9)
Includes cash basis loans.

Reclassified to conform to the current period's presentation.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,
AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume		Interest Expense		% Average Rate
In millions of dollars	Six Months 2008	Sixth Months 2007	Six Months 2008	Sixth Months 2007	Six Months 2008	Sixth Months 2007
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$164,434	$146,388	$1,723	$2,348	2.11%	3.23%
Other time deposits	61,352	54,272	1,391	1,580	4.56	5.87
In offices outside the U.S.(6)	512,266	466,972	8,381	9,569	3.29	4.13

Total	$738,052	$667,632	$11,495	$13,497	3.13%	4.08%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$202,879	$235,377	$3,334	$7,141	3.30%	6.12%
In offices outside the U.S.(6)	103,767	140,812	3,533	4,254	6.85	6.09

Total	$306,646	$376,189	$6,867	$11,395	4.50%	6.11%

Trading account liabilities(8)(9)
In U.S. offices	$33,739	$50,229	$683	$547	4.07%	2.20%
In offices outside the U.S.(6)	49,808	54,145	106	140	0.43	0.52

Total	$83,547	$104,374	$789	$687	1.90%	1.33%

Short-term borrowings
In U.S. offices	$159,988	$157,253	$1,966	$2,874	2.47%	3.69%
In offices outside the U.S.(6)	67,902	53,456	549	527	1.63	1.99

Total	$227,890	$210,709	$2,515	$3,401	2.22%	3.25%

Long-term debt(10)
In U.S. offices	$307,517	$248,056	$7,285	$6,570	4.76%	5.34%
In offices outside the U.S.(6)	39,160	30,519	949	765	4.87	5.05

Total	$346,677	$278,575	$8,234	$7,335	4.78%	5.31%

Total interest-bearing liabilities	$1,702,812	$1,637,479	$29,900	$36,315	3.53%	4.47%

Demand deposits in U.S. offices	13,181	11,196
Other non-interest bearing liabilities(8)	413,240	280,840
Total liabilities from discontinued operations	402	373

Total liabilities	$2,129,635	$1,929,888

Total stockholders' equity(11)	$130,983	$122,051

Total liabilities and stockholders' equity	$2,260,618	$2,051,939

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$1,050,297	$1,055,521	$12,763	$10,275	2.44%	1.96%
In offices outside the U.S.(6)	804,027	755,356	14,941	11,651	3.74	3.11

Total	$1,854,324	$1,810,877	$27,704	$21,926	3.00%	2.44%

(1)
Interest revenue the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $113 million and $60 million for the first six months of 2008 and 2007, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16 on page 106.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 2 on page 80.

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

(9)
Interest expense on Trading account liabilities of the Institutional Clients Group is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

(10)
Excludes hybrid financial instruments and beneficial interests in consolidated VIEs that are classified as long-term debt as these obligations are accounted for at fair value with changes recorded in Principal Transactions. In addition, the majority of the funding provided by Corporate Treasury to CitiCapital is excluded from this line.

(11)
Includes stockholders' equity from discontinued operations.

(12)
Includes allocations for capital and funding costs based on the location of the asset.

Reclassified to conform to the current period's presentation.

ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)

	2nd Qtr. 2008 vs. 1st Qtr. 2008			2nd Qtr. 2008 vs. 2nd Qtr. 2007
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits with banks(3)	$20	$(20)	$0	$149	$(136)	$13

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$50	$(470)	$(420)	$(40)	$(1,636)	$(1,676)
In offices outside the U.S.(3)	(733)	358	(375)	(1,170)	561	(609)

Total	$(683)	$(112)	$(795)	$(1,210)	$(1,075)	$(2,285)

Trading account assets(4)
In U.S. offices	$(182)	$(203)	$(385)	$(286)	$424	$138
In offices outside the U.S.(3)	(78)	308	230	(82)	203	121

Total	$(260)	$105	$(155)	$(368)	$627	$259

Investments(1)
In U.S. offices	$72	$(167)	$(95)	$(495)	$(395)	$(890)
In offices outside the U.S.(3)	(24)	(24)	(48)	(184)	53	(131)

Total	$48	$(191)	$(143)	$(679)	$(342)	$(1,021)

Loans—consumer
In U.S. offices	$(107)	$(152)	$(259)	$440	$(633)	$(193)
In offices outside the U.S.(3)	117	4	121	887	(51)	836

Total	$10	$(148)	$(138)	$1,327	$(684)	$643

Loans—corporate
In U.S. offices	$(17)	$(167)	$(184)	$164	$(253)	$(89)
In offices outside the U.S.(3)	(135)	(5)	(140)	(126)	34	(92)

Total	$(152)	$(172)	$(324)	$38	$(219)	$(181)

Total loans	$(142)	$(320)	$(462)	$1,369	$(903)	$462

Other interest-earning assets	$(288)	$43	$(245)	$136	$(31)	$105

Total interest revenue	$(1,305)	$(495)	$(1,800)	$(607)	$(1,860)	$(2,467)

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

(4)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)

	2nd Qtr. 2008 vs. 1st Qtr. 2008			2nd Qtr. 2008 vs. 2nd Qtr. 2007
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits
In U.S. offices	$(61)	$(459)	$(520)	$185	$(839)	$(654)
In offices outside the U.S.(3)	(149)	(436)	(585)	174	(1,264)	(1,090)

Total	$(210)	$(895)	$(1,105)	$359	$(2,103)	$(1,744)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(128)	$(608)	$(736)	$(502)	$(1,799)	$(2,301)
In offices outside the U.S.(3)	(569)	366	(203)	(1,151)	504	(647)

Total	$(697)	$(242)	$(939)	$(1,653)	$(1,295)	$(2,948)

Trading account liabilities(4)
In U.S. offices	$(67)	$210	$143	$(209)	$310	$101
In offices outside the U.S.(3)	(8)	(12)	(20)	(17)	(8)	(25)

Total	$(75)	$198	$123	$(226)	$302	$76

Short-term borrowings
In U.S. offices	$(98)	$(240)	$(336)	$(160)	$(638)	$(798)
In offices outside the U.S.(3)	10	(57)	(47)	14	(88)	(74)

Total	$(88)	$(297)	$(385)	$(146)	$(726)	$(872)

Long-term debt
In U.S. offices	$201	$(578)	$(377)	$713	$(640)	$73
In offices outside the U.S.(3)	(26)	3	(23)	29	12	41

Total	$175	$(575)	$(400)	$742	$(628)	$114

Total interest expense	$(895)	$(1,811)	$(2,706)	$(924)	$(4,450)	$(5,374)

Net interest revenue	$(410)	$1,316	$906	$317	$2,590	$2,907

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

(4)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)

	Six Months 2008 vs. Six Months 2007
	Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)
Deposits at interest with banks(4)	$417	$(308)	$109

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(142)	$(2,667)	$(2,809)
In offices outside the U.S.(4)	(1,141)	548	(593)

Total	$(1,283)	$(2,119)	$(3,402)

Trading account assets(5)
In U.S. offices	$(70)	$1,020	$950
In offices outside the U.S.(4)	268	(90)	178

Total	$198	$930	$1,128

Investments(1)
In U.S. offices	$(1,172)	$(570)	$(1,742)
In offices outside the U.S.(4)	(265)	145	(120)

Total	$(1,437)	$(425)	$(1,862)

Loans—consumer
In U.S. offices	$1,154	$(1,047)	$107
In offices outside the U.S.(4)	2,175	(34)	2,141

Total	$3,329	$(1,081)	$2,248

Loans—corporate
In U.S. offices	$385	$(329)	$56
In offices outside the U.S.(4)	249	162	411

Total	$634	$(167)	$467

Total loans	$3,963	$(1,248)	$2,715

Other interest-earning assets	$710	$(35)	$675

Total interest revenue	$2,568	$(3,205)	$(637)

Deposits
In U.S. offices	$449	$(1,263)	$(814)
In offices outside the U.S.(4)	867	(2,055)	(1,188)

Total	$1,316	$(3,318)	$(2,002)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(881)	$(2,926)	$(3,807)
In offices outside the U.S.(4)	(1,215)	494	(721)

Total	$(2,096)	$(2,432)	$(4,528)

Trading account liabilities(5)
In U.S. offices	$(222)	$358	$136
In offices outside the U.S.(4)	(11)	(23)	(34)

Total	$(233)	$335	$102

Short-term borrowings
In U.S. offices	$49	$(957)	$(908)
In offices outside the U.S.(4)	127	(105)	22

Total	$176	$(1,062)	$(886)

Long-term debt
In U.S. offices	$1,460	$(745)	$715
In offices outside the U.S.(4)	210	(26)	184

Total	$1,670	$(771)	$899

Total interest expense	$833	$(7,248)	$(6,415)

Net interest revenue	$1,735	$4,043	$5,778

(1)
The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35% and is excluded from this presentation.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 2 on page 80.

(4)
Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of the Institutional Clients Group is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

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

        As noted in the following table, Citigroup maintained a "well capitalized" position at June 30, 2008 and December 31, 2007.

Citigroup Regulatory Capital Ratios(1)(2)

	June 30, 2008(3)	December 31, 2007
Tier 1 Capital	8.74%	7.12%
Total Capital (Tier 1 and Tier 2)	12.29	10.70
Leverage(4)	5.04	4.03

(1)
The FRB granted industry-wide interim capital relief for the impact of adopting SFAS 158.

(2)
The impact of including Citigroup's own credit rating in valuing liabilities for which the fair value option has been selected is excluded from Tier 1 Capital.

(3)
Includes net deferred tax assets that did not qualify for inclusion in Tier 1 Capital based on the capital guidelines of $6.2 billion at June 30, 2008.

(4)
Tier 1 Capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars	Jun. 30, 2008	Dec. 31,(1) 2007
Tier 1 Capital
Common stockholders' equity(2)	$108,981	$113,447
Qualifying perpetual preferred stock	27,424	—
Qualifying mandatorily redeemable securities of subsidiary trusts	23,658	23,594
Minority interest	1,656	4,077
Less: Net unrealized gains/(losses) on securities available-for-sale(3)	(3,244)	471
Less: Accumulated net losses on cash flow hedges, net of tax	(3,923)	(3,163)
Less: Pension liability adjustment, net of tax(4)	(1,221)	(1,057)
Less: Cumulative effect included in fair value of financial liabilities attributable to credit worthiness, net of tax(5)	1,233	1,352
Less: Restricted Core Capital Elements(6)	—	1,364
Less: Disallowed Deferred Tax Assets(7)	6,208	—
Less: Intangible assets:
Goodwill	42,386	41,053
Other disallowed intangible assets	11,910	10,511
Other	(1,455)	(1,361)

Total Tier 1 Capital	$106,915	$89,226

Tier 2 Capital
Allowance for credit losses(8)	$15,457	$15,778
Qualifying debt(9)	27,253	26,690
Unrealized marketable equity securities gains(3)	716	1,063
Restricted Core Capital Elements(6)	—	1,364

Total Tier 2 Capital	$43,426	$44,895

Total Capital (Tier 1 and Tier 2)	$150,341	$134,121

Risk-Adjusted Assets(10)	$1,223,313	$1,253,321

(1)
Reclassified to conform to the current period's presentation.

(2)
Reflects prior period adjustment to opening retained earnings as presented in the consolidated statement of changes in stockholders' equity on page 73.

(3)
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

(4)
The FRB granted industry-wide interim capital relief for the impact of adopting SFAS 158.

(5)
The impact of including Citigroup's own credit rating in valuing liabilities for which the fair value option has been selected is excluded from Tier 1 Capital.

(6)
Represents the excess of allowable restricted core capital in Tier 1 Capital. Restricted core capital is limited to 25% of all core capital elements, net of goodwill.

(7)
Represents net deferred tax assets that did not qualify for inclusion in Tier 1 capital based on the capital guidelines at June 30, 2008.

(8)
Can include up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(9)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(10)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $109.0 billion for interest rate, commodity and equity derivative contracts and foreign-exchange contracts as of June 30, 2008, compared with $91.3 billion as of December 31, 2007. Market-risk-equivalent assets included in risk-adjusted assets amounted to $102.6 billion at June 30, 2008 and $109.0 billion at December 31, 2007, respectively. Risk-adjusted assets also include the effect of other off-balance-sheet exposures, such as unused loan commitments and letters of credit, and reflect deductions for certain intangible assets and any excess allowance for credit losses.

        Common stockholders' equity decreased approximately $4.4 billion to $109.0 billion, representing 5.2% of total assets as of June 30, 2008 from $113.4 billion and 5.2% at December 31, 2007.

        During the first six months of 2008, the Company completed the following common stock and preferred stock issuances:

  •
  $12.5 billion of Convertible Preferred Stock in a Private Offering

  •
  Approximately $3.2 billion of Convertible Preferred Stock in a Public Offering

  •
  Approximately $11.7 billion of Straight Preferred Stock in Public Offerings

  •
  Approximately $4.9 billion of Common Stock in a Public Offering

Common Equity

        The table below summarizes the change in common stockholders' equity:

In billions of dollars
Common Equity, December 31, 2007	$113.4
Net income (loss)	(7.6)
Employee benefit plans and other activities	1.2
Dividends	(3.9)
Issuance of common stock	4.9
Issuance of shares for Nikko Cordial acquisition	4.4
Net change in Accumulated other comprehensive income (loss), net of tax	(3.4)

Common Equity, June 30, 2008	$109.0

        As of June 30, 2008, $6.7 billion remained under authorized repurchase programs after the repurchase of $0.7 billion in shares during 2007. As a result of developments in the latter half of 2007 and the first half of 2008, including write-downs, it is anticipated that the Company will not resume its share repurchase program in the near future.

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

        At June 30, 2008, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal regulatory agencies' definitions, including Citigroup's primary depository institution, Citibank, N.A., as noted in the following table:

Citibank, N.A. Components of Capital and Ratios Under Regulatory Guidelines(1)(2)

In billions of dollars	June 30, 2008(3)	December 31, 2007
Tier 1 Capital	$79.9	$82.0
Total Capital (Tier 1 and Tier 2)	119.7	121.6

Tier 1 Capital Ratio	8.92%	8.98%
Total Capital (Tier 1 and Tier 2) Ratio	13.36	13.33
Leverage Ratio(4)	6.42	6.65

(1)
The U.S. Banking Agencies granted industry-wide interim capital relief for the impact of adopting SFAS 158.

(2)
The impact of including Citigroup's own credit rating in valuing liabilities for which the fair value option has been selected is excluded from Tier 1 Capital.

(3)
Includes net deferred tax assets that did not qualify for inclusion in Tier 1 Capital based on the capital guidelines of $1.4 billion at June 30, 2008.

(4)
Tier 1 Capital divided by adjusted average assets.

        Citibank, N.A. had a net loss of $1.8 billion for the first six months of 2008.

        Citibank, N.A. did not issue any additional subordinated notes during the first six months of 2008. For the full year 2007, Citibank, N.A. issued an additional $5.2 billion of subordinated notes to Citicorp Holdings Inc. that qualify for inclusion in Citibank, N.A.'s Tier 2 Capital. Total subordinated notes issued to Citicorp Holdings Inc. that were outstanding at June 30, 2008 and December 31, 2007, and included in Citibank, N.A.'s Tier 2 Capital, amounted to $28.2 billion.

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

	Tier 1 Capital Ratio		Total Capital Ratio		Leverage Ratio
	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-adjusted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk-adjusted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion changer in adjusted average assets
Citigroup	0.8 bps	0.7 bps	0.8 bps	1.0 bps	0.5 bps	0.2 bps
Citibank, N.A.	1.1 bps	1.0 bps	1.1 bps	1.5 bps	0.8 bps	0.5 bps

Broker-Dealer Subsidiaries

        At June 30, 2008, Citigroup Global Markets Inc., an indirect wholly owned subsidiary of Citigroup Global Market Holdings Inc. (CGMHI), had net capital, computed in accordance with the Net Capital Rule, of $7.3 billion, which exceeded the minimum requirement by $5.5 billion.

        In addition, certain of the Company's broker-dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. The Company's broker-dealer subsidiaries were in compliance with their capital requirements at June 30, 2008.

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

        On December 7, 2007, the U.S. banking regulators published the rules for large banks to comply with Basel II in the U.S. These rules require Citigroup, as a large and internationally active bank, to comply with the most advanced Basel II approaches for calculating credit and operational risk capital requirements. The U.S. implementation timetable consists of a parallel calculation period under the current regulatory capital regime (Basel I) and Basel II, starting any time between April 1, 2008, and April 1, 2010 followed by a three-year transition period, typically starting 12 months after the beginning of parallel reporting. The U.S. regulators have reserved the right to change how Basel II is applied in the U.S. following a review at the end of the second year of the transitional period, and to retain the existing prompt corrective action and leverage capital requirements applicable to banking organizations in the U.S. The Company is currently reviewing its timetable for adoption. The regulators have not determined any regulatory response to changes of accounting treatment regarding Qualifying Special Purpose Entities (QSPEs) or variable interest entities.

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

        During the second half of 2007 and the first six months of 2008, the Company took a series of actions to reduce potential funding risks related to short-term market dislocations. The amount of commercial paper outstanding was reduced and the weighted-average maturity was extended, the Parent Company liquidity portfolio (a portfolio of cash and highly liquid securities) and broker-dealer "cash box" (unencumbered cash deposits) were increased substantially, and the amount of unsecured overnight bank borrowings was reduced. As of June 30, 2008, the Parent Company liquidity portfolio and broker-dealer "cash box" totaled $64.8 billion as compared with $24.2 billion at December 31, 2007 and $11.4 billion at June 30, 2007.

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

        As of June 30, 2008, Citigroup's subsidiary depository institutions could declare dividends to their parent companies, without regulatory approval, of approximately $6.9 billion. In determining the dividends, each depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these considerations, Citigroup estimates that, as of June 30, 2008, its subsidiary depository institutions could distribute dividends to Citigroup of the entire $6.9 billion.

        At June 30, 2008, long-term debt and commercial paper outstanding for Citigroup Parent Company, CGMHI, Citigroup Funding Inc. (CFI) and Citigroup's Subsidiaries were as follows:

In billions of dollars	Citigroup Parent company	CGMHI(1)	Citigroup Funding Inc.(1)	Other Citigroup Subsidiaries(2)
Long-term debt	$185.5	$21.2	$45.3	$165.9
Commercial paper	$—	$—	$32.1	$1.9

(1)
Citigroup Inc. guarantees all of CFI's debt and CGMHI's publicly issued securities.

(2)
At June 30, 2008, approximately $84.5 billion relates to collateralized advances from the Federal Home Loan Bank and $28.3 billion related to the consolidation of the ICG Structured Investment Vehicles.

        See Note 12 to the Consolidated Financial Statements on page 90 for further detail on long-term debt and commercial paper outstanding.

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

        On June 2, 2008, Standard & Poor's removed the "CreditWatch with negative implications" designation from Citigroup Inc.'s and Citibank, N.A.'s senior debt ratings and changed the outlook on the ratings to "Negative".

        As a result of the Citigroup guarantee, changes in ratings and ratings outlooks for Citigroup Funding Inc. are the same as those of Citigroup Inc. noted above.

Citigroup's Debt Ratings as of June 30, 2008

	Citigroup Inc.		Citigroup Funding Inc.		Citibank, N.A.
	Senior Debt	Commercial paper	Senior debt	Commercial paper	Long- term	Short- term
Fitch Ratings	AA-	F1+	AA-	F1+	AA-	F1+
Moody's Investors Service	Aa3	P-1	Aa3	P-1	Aa1	P-1
Standard & Poor's	AA-	A-1+	AA-	A-1+	AA	A-1+

LIQUIDITY

        Citigroup's liquidity management is structured to optimize the free flow of funds through the Company's legal and regulatory structure. Principal constraints relate to legal and regulatory limitations, sovereign risk and tax considerations. Consistent with these constraints, Citigroup's primary objectives for liquidity management are established by entity and in aggregate across three main operating entities as follows:

  •
  Parent Holding Company

  •
  Broker—Dealer Entities

  •
  Bank Entities

        Within this construct, there is a funding framework for the Company's activities. The primary benchmark for the Parent and Broker—Dealer Entities is that on a combined basis, Citigroup maintains sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without accessing the unsecured markets. The resulting "short-term ratio" is monitored on a daily basis.

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

        The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup's financial assets, to assist clients in securitizing their financial assets, and to create investment products for clients. SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business, through the SPEs issuing debt and equity instruments, certificates, commercial paper, and other notes of indebtedness, which are recorded on the balance sheet of the SPE and not reflected on the transferring company's balance sheet, assuming applicable accounting requirements are satisfied. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or overcollateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit, liquidity put option or asset purchase agreement. The SPE can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors, or to limit or change the credit risk of the SPE. Citigroup may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts.

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

        Citigroup's total involvement with SPEs, including QSPEs, consolidated VIEs and significant unconsolidated VIEs as of June 30, 2008 and December 31, 2007 is presented below:

	June 30, 2008
In millions of dollars of SPE assets	Total involvement with SPEs	QSPE assets	Consolidated VIE assets	Significant unconsolidated VIE assets(1)
Consumer Banking
Credit card securitizations	$122,192	$122,192	$—	$—
Mortgage loan securitizations	578,261	578,198	63	—
Other	17,932	16,287	1,645	—

Total	$718,385	$716,677	$1,708	$—

Institutional Clients Group
Citi-administered asset-backed commercial paper conduits (ABCP)	$70,472	$—	$—	$70,472
Third-party commercial paper conduits	26,455	—	—	26,455
Collateralized debt obligations (CDOs)	43,803	—	17,735	26,068
Collateralized loan obligations (CLOs)	23,080	—	39	23,041
Mortgage loan securitizations	96,903	96,903	—	—
Asset-based financing	122,217	—	4,252	117,965
Municipal securities tender option bond trusts (TOBs)	41,034	9,237	15,645	16,152
Municipal investments	15,678	—	907	14,771
Client intermediation	15,181	—	4,385	10,796
Structured investment vehicles	34,796	—	34,796	—
Investment funds	16,210	—	4,913	11,297
Other	32,378	5,528	12,547	14,303

Total	$538,207	$111,668	$95,219	$331,320

Global Wealth Management
Investment Funds	$537	$—	$496	$41

Corporate/Other
Trust preferred securities	$23,819	$—	$—	$23,819

Citigroup Total	$1,280,948	$828,345	$97,423	$355,180

(1)
A significant unconsolidated VIE is an entity where the Company has any variable interest, considered to be significant as discussed above, regardless of the likelihood of loss or the notional amount of exposure.

	December 31, 2007(1)
In millions of dollars of SPE assets	Total involvement with SPEs	QSPE assets	Consolidated VIE assets	Significant unconsolidated VIE assets(2)
Consumer Banking
Credit card securitizations	$125,109	$125,109	$—	$—
Mortgage loan securitizations	516,865	516,802	63	—
Leasing	35	—	35	—
Other	16,267	14,882	1,385	—

Total	$658,276	$656,793	$1,483	$—

Institutional Clients Group
Citi-administered asset-backed commercial paper conduits (ABCP)	$72,558	$—	$—	$72,558
Third-party commercial paper conduits	27,021	—	—	27,021
Collateralized debt obligations (CDOs)	74,106	—	22,312	51,794
Collateralized loan obligations (CLOs)	23,227	—	1,353	21,874
Mortgage loan securitizations	92,263	92,263	—	—
Asset-based financing	96,072	—	4,468	91,604
Municipal securities tender option bond trusts (TOBs)	50,129	10,556	17,003	22,570
Municipal investments	13,715	—	53	13,662
Client intermediation	12,383	—	2,790	9,593
Structured investment vehicles	58,543	—	58,543	—
Investment funds	11,422	—	140	11,282
Other	37,895	14,526	12,809	10,560

Total	$569,334	$117,345	$119,471	$332,518

Global Wealth Management
Investment Funds	$656	$—	$604	$52

Corporate/Other
Trust preferred securities	$23,756	$—	$—	$23,756

Citigroup Total	$1,252,022	$774,138	$121,558	$356,326

(1)
Updated to conform to the current period's presentation.

(2)
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

  •
  VIEs and QSPEs structured by third parties where the Company holds securities in trading inventory. These investments are made on arm's-length terms, are typically held for relatively short periods of time and are not considered to represent significant involvement in the VIE.

  •
  VIE structures in which the Company transferred assets to the VIE that did not qualify as a sale, and where the Company did not have any other involvement that is deemed to be a variable interest with the VIE that was deemed significant. These transfers are accounted for as secured borrowings by the Company.

  The significant variances between the balances reported in the June 30, 2008 and December 31, 2007 tables are primarily due to:

  •
  An increase in Consumer Banking mortgage QSPE assets of $61 billion from new loan securitizations.

  •
  A decrease of significant unconsolidated CDOs of $26 billion resulting from the consolidation of certain CDOs as discussed on page 58, liquidations of other certain CDOs, and asset sales.

  •
  An increase of significant unconsolidated asset based financings of $26 billion due to higher levels of assets supporting the Company's financing positions, increased business activity, and the senior debt securities retained in the Company's April 17, 2008 sale of a corporate loan portfolio. The latter is further discussed on page 66.

  •
  A decrease in significant unconsolidated TOBs of $6 billion which reflects the liquidations of customer and unconsolidated proprietary TOB trusts.

  •
  A decrease in consolidated assets of structured investment vehicles of $24 billion due to the execution of their asset reduction plan as described on page 105.

  •
  An increase in consolidated assets of investment funds of $5 billion due to the consolidation of Falcon multi-strategy fixed income funds and the ASTA/MAT municipal funds as further discussed on page 64.

Primary Uses of SPEs by Consumer Banking

Securitization of Credit Card Receivables

        Credit card receivables are securitized through trusts, which are established to purchase the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. The Company relies on securitizations to fund a significant portion of its managed N.A.Cards business, which includes both on-balance-sheet and securitized receivables.

        The following table reflects amounts related to the Company's securitized credit card receivables at June 30, 2008 and December 31, 2007:

In billions of dollars	June 30, 2008	December 31, 2007
Principal amount of credit card receivables in trusts	$122.2	$125.1

Ownership interests in principal amount of trust credit card receivables:
Sold to investors via trust-issued securities	$103.7	$102.3
Retained by Citigroup as trust-issued securities	6.0	4.5
Retained by Citigroup via non-certificated interests recorded as consumer loans	12.5	18.3

Total ownership interests in principal amount of trust credit card receivables	$122.2	$125.1

Other amounts recorded on the balance sheet related to interests retained in the trusts:
Amounts receivable from trusts	$4.0	$4.4
Amounts payable to trusts	1.6	1.6
Residual interest retained in trust cash flows	3.1	2.7

        In the second quarters of 2008 and 2007, the Company recorded net gains (losses) from securitization of credit card receivables of ($176) million and $243 million, and $45 million and $578 million during the first six months of 2008 and 2007, respectively. Net gains (losses) reflect the following:

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

        The Company recognized gains related to the securitization of these mortgage and other consumer loan products of $95 million and $125 million in the second quarters of 2008 and 2007, respectively, and $98 million and $156 million in the first six months of 2008 and 2007, respectively.

Primary Uses of SPEs by Institutional Clients Group

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

        Substantially all of the funding of the conduits is in the form of commercial paper, with a weighted average life generally ranging from 35-45 days. As of June 30, 2008 and December 31, 2007, the weighted average life of the commercial paper issued was approximately 39 days and 30 days, respectively. In addition, the conduits have issued Subordinate Loss Notes and equity with a notional amount of approximately $81 million and $77 million as of June 30, 2008 and December 31, 2007, respectively, with varying remaining tenors ranging from one to seven years.

        The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, there are two additional forms of credit enhancement that protect the commercial paper investors from defaulting assets. First, the Subordinate Loss Notes issued by each conduit absorb any credit losses up to their full notional amount. It is expected that the Subordinate Loss Notes issued by each conduit are sufficient to absorb a majority of the expected losses from each conduit, thereby making the single investor in the Subordinate Loss Note the primary beneficiary under FIN 46-R. Second, each conduit has obtained either a letter of credit from the Company or a surety bond from a monoline insurer that will reimburse the conduit for any losses up to a specified amount, which is generally 8-10% of the conduit's assets. Where surety bonds are obtained, the Company, in turn, provides the surety bond provider a reimbursement guarantee up to a stated amount for aggregate losses incurred by any of the conduits covered by the surety bond. The total of the letters of credit and the reimbursement guarantee provided by the Company is approximately $2.0 billion and is considered in the Company's maximum exposure to loss. The net result across all multi-seller conduits administered by the Company is that, in the event of defaulted assets in excess of the transaction-specific credit enhancement described above, any losses in each conduit are allocated in the following order:

  •
  Subordinate Loss Note holders

  •
  the Company

  •
  the monoline insurer, if any (up to the 8%-10% cap), and

  •
  the commercial paper investors.

        The Company, along with third parties, also provides the conduits with two forms of liquidity facilities that are used to provide funding to the conduits in the event of a market disruption, among other events. Each asset of the conduit is supported by a transaction-specific liquidity facility in the form of an asset purchase agreement (APA). Under the APA, the Company has agreed to purchase non-defaulted eligible receivables from the conduit at par. Any assets purchased under the APA are subject to increased pricing. The APA is not designed to provide credit support to the conduit, as it generally does not permit the purchase of defaulted or impaired assets and generally reprices the assets purchased to consider any potential increased credit risk. The APA covers all assets in the conduits and is considered in the Company's maximum exposure to loss. In addition, the Company provides the conduits with program-wide liquidity in the form of short-term lending commitments. Under these commitments, the Company has agreed to lend to the conduits in the event of a short-term disruption in the commercial paper market, subject to specified conditions. The total notional exposure under the program-wide liquidity agreement is $11.3 billion and is considered in the Company's maximum exposure to loss. The Company receives fees for providing both types of liquidity agreements, and considers these fees to be on fair market terms.

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of June 30, 2008 and December 31, 2007, the Company owned less than $100 million and $10 million, respectively, of commercial paper issued by its administered conduits.

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

        The fee variability and credit risk variability are then combined into a single distribution of the conduit's overall returns. This return distribution is updated and analyzed on at least a quarterly basis to ensure that the amount of the Subordinate Loss Notes issued to third parties is sufficient to absorb greater than 50% of the total expected variability in the conduit's returns. The expected variability absorbed by the

Subordinate Loss Note investors is therefore measured to be greater than the expected variability absorbed by the Company through its liquidity arrangements and other fees earned, the surety bond providers, and the investors in commercial paper and medium-term notes. While the notional amounts of the Subordinate Loss Notes are quantitatively small compared to the size of the conduits, this is reflective of the fact that most of the substantive risks of the conduits are absorbed by the enhancements provided by the sellers and other third parties that provide transaction- level credit enhancement. Because FIN 46-R requires these risks and related enhancements to be excluded from the analysis, the remaining risks and expected variability are quantitatively small. The calculation of variability under FIN46-R focuses primarily on expected variability, rather than the risks associated with extreme outcomes (for example, large levels of default) that are expected to occur very infrequently. So while the Subordinate Loss Notes are sized appropriately compared to expected losses as measured in FIN 46-R, they do not provide significant protection against extreme or unusual credit losses.

        The following tables describe the important characteristics of assets owned by the administered multi-seller conduits as of June 30, 2008 and December 31, 2007:

		Credit rating distribution
	Weighted average life
		AAA	AA	A	BBB
June 30, 2008	3.7 years	32%	55%	8%	5%

December 31, 2007	2.5 years	30%	59%	9%	2%

	% of Total Portfolio
Asset Class	June 30, 2008	December 31, 2007
Student loans	22%	21%
Trade receivables	15%	16%
Credit cards and consumer loans	11%	13%
Portfolio finance	15%	11%
Commercial loans and corporate credit	9%	10%
Export finance	9%	9%
Auto	7%	8%
Residential mortgage	5%	7%
Other	7%	5%

Total	100%	100%

Third-party Conduits

        The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. The notional amount of these facilities was approximately $1.5 billion and $2.2 billion as of June 30, 2008 and December 31, 2007, respectively. The conduits received $3 million of funding as of June 30, 2006, compared to zero as of December 31, 2007.

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

        The following table describes credit ratings of assets of unconsolidated CDOs with which the Company had significant involvement as of June 30, 2008 and December 31, 2007:

		Credit rating distribution
	Weighted average life	A or higher	BBB	BB/B	CCC	Unrated
June 30, 2008	4.1 years	20%	14%	14%	40%	12%

December 31, 2007	5.1 years	40%	20%	12%	25%	3%

Asset-Backed Commercial Paper CDOs (ABCP CDOs)

        During the second half of 2007, the market interest rates on commercial paper issued by certain CDO structures increased significantly. To pre-empt the formal exercise of liquidity puts provided by the Company to its CDO structures, the Company purchased all of the outstanding commercial paper issued by these entities, which totaled approximately $25 billion. Because of these purchases, which are deemed to be FIN 46-R reconsideration events, and because the value of the CDOs' commercial paper and subordinated tranches were deteriorating as the underlying collateral of the CDOs (primarily residential mortgage-backed securities) was being downgraded, the Company concluded that it was the primary beneficiary of these entities and began consolidating them in the fourth quarter of 2007.

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

        During the second quarter of 2008 and the fourth quarter of 2007, the Company recognized pretax losses of $2.0 billion and $4.3 billion, respectively, for changes in the fair value of the consolidated CPCDOs' assets.

CDO Super Senior Exposure

        In addition to asset-backed commercial paper positions in consolidated CDOs, the Company has retained significant portions of the "super senior" positions issued by certain CDOs. These positions are referred to as "super senior," because they represent the most senior positions in the CDO and, at the time of structuring, were senior to tranches rated AAA by independent rating agencies. However, since inception of these transactions, the subordinate positions have diminished significantly in value and in rating. There have been substantial reductions in value of these super senior positions since the fourth quarter of 2007.

        At inception of the transactions, the super senior tranches were well protected from the expected losses of these CDOs. Subsequent declines in value of the subordinate tranches and the super senior tranches in the fourth quarter of 2007 indicated that the super senior tranches now are exposed to a significant portion of the expected losses of the CDOs, based on current market assumptions. The Company evaluates these transactions for consolidation when reconsideration events occur, as defined in FIN 46-R. The Company continues to monitor its involvement in these transactions and, if the Company were to acquire additional interests in these vehicles or if the CDOs' contractual arrangements were to be changed to reallocate expected losses or residual returns among the various interest holders, the Company may be required to consolidate the CDOs. For cash CDOs, the net result of such consolidation would generally be to gross up the Company's balance sheet by the current fair value of the subordinate securities held by third parties, which amounts are not considered material. For synthetic CDOs, the net result of such consolidation may reduce the Company's balance sheet by eliminating what would be intercompany derivative receivables and payables in consolidation.

        During the second quarter, the Company purchased additional interests in certain CDO transactions. These purchases were determined to be reconsideration events as defined in FIN46-R, and as a result it was determined that the Company is required to consolidate certain CDO's as it has become the primary beneficiary. The impact of the consolidation was deemed to be immaterial.

        The consolidation of these entities reduced the disclosed total assets of significant unconsolidated VIEs reflected above by $15.6 billion (representing the original cost basis or total notional of the VIE's asset positions), and reduced the Company's disclosed maximum exposure to significant unconsolidated VIEs by $2.0 billion. Upon consolidating these VIEs, the Company eliminates previously recognized assets and liabilities (including derivative payables and receivables with the VIEs), and recognizes the underlying third party assets and liabilities of the VIEs at current fair value. The current fair value of the assets owned by these CDO VIEs is approximately $2.9 billion. The consolidation of the CDOs results in a net reduction of assets on the Company's consolidated balance sheet of approximately $1.6 billion.

Collateralized Loan Obligations

        A collateralized loan obligation (CLO) is substantially similar to the CDO transactions described above, except that the assets owned by the SPE (either cash instruments or synthetic exposures through derivative instruments) are corporate loans and to a lesser extent corporate bonds, rather than asset-backed debt securities.

        The following table describes credit ratings of assets of unconsolidated CLOs with which the Company had significant involvement as of June 30, 2008 and December 31, 2007, respectively:

		Credit rating distribution
	Weighted average life	A or Higher	BBB	BB/B	CCC	Unrated
June 30, 2008	3.2 years	4%	5%	81%	0%	10%

December 31, 2007	5.0 years	7%	11%	56%	0%	26%

Mortgage Loan Securitizations

        CMB is active in structuring and underwriting residential and commercial mortgage-backed securitizations. In these transactions, the Company or its customer transfers loans into a bankruptcy-remote SPE. These SPEs are designed to be QSPEs as described above. The Company may hold residual interests and other securities issued by the SPEs until they can be sold to independent investors and makes a market in those securities on an ongoing basis. These securities are held as trading assets on the balance sheet, are managed as part of the Company's trading activities, and are marked to market with changes in value recognized in earnings. The Company sometimes retains servicing rights for certain entities. The table on page 53 and 54 shows the assets for mortgage QSPEs in which ICG acted as principal in transferring mortgages to the QSPE.

Asset-Based Financing

        The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company, and related loan loss reserves are reported as part of the Company's Allowance for loan losses. Financings in the form of debt securities or derivatives are, in most circumstances, reported in Trading account assets and accounted for at fair value through earnings.

        The primary types of asset-based financing, total assets of the unconsolidated VIEs with significant involvement, and the Company's maximum exposure to loss at June 30, 2008 and December 31, 2007 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	June 30, 2008		December 31, 2007
Type	Total assets	Maximum exposure	Total assets	Maximum exposure
Commercial and other real estate	$48.3	$13.3	$34.3	$16.0
Hedge funds and equities	43.9	14.0	36.0	13.1
Asset purchasing vehicles/SIVs	4.5	1.1	10.2	2.5
Airplanes, ships and other assets	11.0	3.4	11.1	2.7
Corporate loans	10.3	8.7	—	—

Total	$118.0	$40.5	$91.6	$34.3

        The amounts disclosed as corporate loan assets and exposure relate to the senior financing the Company provided to the purchaser of a portfolio of corporate loans, including highly leveraged loans. The Company has purchased credit protection on the senior financing via total return swaps with the third parties who also own the subordinate interests in the loans. The credit risk in the total return swap is protected through margin agreements that provide for both initial margin as well as additional margin at specified triggers.

        The Company's involvement in the asset purchasing vehicles and Structured Investment Vehicles (SIV's) sponsored and managed by third parties is primarily in the form of providing backstop liquidity. Those vehicles finance a majority of their asset purchases with commercial paper and short-term notes. Certain of the assets owned by the vehicles have suffered significant declines in fair value, leading to an inability to re-issue maturing commercial paper and short-term notes. Citigroup has been required to provide loans to those vehicles to replace maturing commercial paper and short-term notes, in accordance with the original terms of the backstop liquidity facilities.

        The asset quality of the third-party asset purchasing vehicle and SIVs to which the Company had provided backstop liquidity as of June 30, 2008 and December 31, 2007 consisted of the following:

	Credit rating distribution
	A or Higher	BBB	BB/B	CCC	Unrated
June 30, 2008	90%	3%	7%	0%	0%

December 31, 2007	96%	1%	3%	0%	0%

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

        The total assets and other characteristics of the three categories of TOB trusts as of June 30, 2008 and December 31, 2007 are as follows:

June 30, 2008

			Credit rating distribution
TOB trust type	Total assets (in billions)	Weighted average life	AAA/Aaa	AA/Aa1- AA-/Aa3	Less than AA-/Aa3
Customer TOB Trusts (Not consolidated)	$9.5	12.2 years	48%	33%	19%
Proprietary TOB Trusts (Consolidated and Non-consolidated)	$22.2	20.2 years	54%	45%	1%
QSPE TOB Trusts (Not consolidated)	$9.2	3.0 years	58%	40%	2%

December 31, 2007

			Credit rating distribution
TOB trust type	Total assets (in billions)	Weighted average life	AAA/Aaa	AA/Aa1- AA-/Aa3	Less than AA-/Aa3
Customer TOB Trusts (Not consolidated)	$17.6	8.4 years	84%	16%	—
Proprietary TOB Trusts (Consolidated and Non-consolidated)	$22.0	18.1 years	67%	33%	—
QSPE TOB Trusts (Not consolidated)	$10.6	3.0 years	80%	20%	—

        Credit rating distribution is based on the external rating of the municipal bonds within the TOB trusts, including any credit enhancement provided by monoline insurance companies or the Company in the primary or secondary markets, as discussed below. The total assets for proprietary TOB Trusts (Consolidated and Non-consolidated) include $6.6 billion and $5.0 billion of assets as of June 30, 2008 and December 31, 2007, respectively, where the Residuals are held by hedge funds that are consolidated and managed by the Company.

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

        Approximately $3.6 billion as of June 30, 2008 and $5.7 billion as of December 31, 2007 of the municipal bonds owned by TOB trusts have an additional credit guarantee provided by the Company. In all other cases, the assets are either unenhanced or are insured with a monoline insurance provider in the primary market or in the secondary market. While the trusts have not encountered any adverse credit events as defined in the underlying trust agreements, certain monoline insurance companies have experienced downgrades. In these cases, the Company has proactively managed the TOB programs by applying additional secondary market insurance on the assets or proceeding with orderly unwinds of the trusts.

        The Company, in its capacity as remarketing agent, facilitates the sale of the Floaters to third parties at inception of the trust and facilitates the reset of the Floater coupon and tenders of Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing (in which case the trust is unwound) or may choose to buy the Floaters into its own inventory and may continue to try to sell it to a third-party investor. While the levels of the Company's inventory of Floaters fluctuates, the Company held approximately $1.1 billion and $0.9 billion of Floater inventory related to the TOB programs as of June 30, 2008 and December 31, 2007, respectively.

        If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bond is sold in the secondary market. If there is an accompanying shortfall in the trust's cash flows to fund the redemption of the Floaters after the sale of the underlying municipal bond, the trust draws on a liquidity agreement in an amount equal to the shortfall. Liquidity agreements are generally provided to the trust directly by the Company. For customer TOBs where the Residual is less than 25% of the trust's capital structure, the Company has a reimbursement agreement with the Residual holder under which the Residual holder reimburses the Company for any payment made under the liquidity arrangement. Through this reimbursement agreement, the Residual holder remains economically exposed to fluctuations in value of the municipal bond. These reimbursement agreements are actively margined based on changes in value of the underlying municipal bond to mitigate the Company's counterparty credit risk. In cases where a third party provides liquidity to a proprietary or QSPE TOB trust, a similar reimbursement arrangement is made whereby the Company (or a consolidated subsidiary of the Company) as Residual holder absorbs any losses incurred by the liquidity provider. As of June 30, 2008 and December 31, 2007, liquidity agreements provided with respect to customer TOB trusts totaled $8.5 billion and $14.4 billion, offset by reimbursement agreements in place with a notional amount of $7.1 billion and $11.5 billion, respectively. The remaining exposure relates to TOB transactions where the Residual owned by the customer is at least 25% of the bond value at the inception of the transaction. In addition, the Company has provided liquidity arrangements with a notional amount of $11.2 billion as of June 30, 2008, and $11.4 billion as of December 31, 2007, to QSPE TOB trusts and other non-consolidated proprietary TOB trusts described above.

        The Company considers the customer and proprietary TOB trusts (excluding QSPE TOB trusts) to be variable interest entities within the scope of FIN 46-R. Because third-party investors hold the Residual and Floater interests in the customer TOB trusts, the Company's involvement and variable interests include only its role as remarketing agent and liquidity provider. On the basis of the variability absorbed by the customer through the reimbursement arrangement or significant residual investment, the Company does not consolidate the Customer TOB trusts. The Company's variable interests in the Proprietary TOB trusts include the Residual as well as the remarketing and liquidity agreements with the trusts. On the basis of the variability absorbed through these contracts (primarily the Residual), the Company generally consolidates the Proprietary TOB trusts. Finally, certain proprietary TOB trusts and QSPE TOB trusts are not consolidated by application of specific accounting literature. For the nonconsolidated proprietary TOB trusts and QSPE TOB trusts, the Company recognizes only its residual investment on its balance sheet at fair value and the third-party financing raised by the trusts is off-balance sheet.

Municipal Investments

        Municipal investment transactions represent partnerships that finance the construction and rehabilitation of low-income affordable rental housing. The Company generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits earned from the affordable housing investments made by the partnership.

Client Intermediation

        Client intermediation transactions represent a range of transactions designed to provide investors with specified returns based on the returns of an underlying security, referenced asset or index. These transactions include credit-linked notes and equity-linked notes. In these transactions, the SPE typically obtains exposure to the underlying security, referenced asset or index through a derivative instrument such as a total return swap or a credit default swap. In turn, the SPE issues notes to investors that pay a return based on the specified underlying security, referenced asset or index. The SPE invests the proceeds in a financial asset or a guaranteed insurance contract (GIC) that serves as collateral for the derivative contract over the term of the transaction. The Company's involvement in these transactions includes being the counterparty to the SPE's derivative instruments and investing in a portion of the notes issued by the SPE. In certain transactions, the investor's maximum risk of loss is limited and the Company absorbs risk of loss above a specified level.

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

        The impact of this consolidation on Citigroup's Consolidated Balance Sheet as of June 30, 2008 and December 31, 2007 is as follows:

In billions of dollars	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$7.3	$11.8
Trading account assets	27.2	46.4
Other assets	0.3	0.3

Total assets	$34.8	$58.5

Liabilities
Short-term borrowings	$1.9	$11.7
Long-term borrowings	32.6	45.9
Other liabilities	0.3	0.9

Total liabilities	$34.8	$58.5

        Balances include intercompany assets of $1 billion and intercompany liabilities of $6 billion as of June 30, 2008 and intercompany assets of $1 billion and intercompany liabilities of $7 billion as of December 31, 2007, respectively, which are eliminated in consolidation. In addition, Long-term borrowings include the current portion of medium-term notes with an original maturity of greater than 364 days.

        The following tables summarize the seven Citigroup-advised SIVs as of June 30, 2008 and December 31, 2007 as well as the aggregate asset mix and credit quality of the SIV assets.

In billions of dollars	June 30, 2008			December 31, 2007
SIV	Assets	Short-term borrowings	Long-term borrowings	Assets	Short-term borrowings	Long-term borrowings
Beta	$10.7	$—	$10.7	$14.8	$0.4	$14.2
Centauri	9.8	—	9.8	14.9	0.8	13.8
Dorada	5.6	0.8	4.8	8.4	1.0	7.2
Five	4.7	0.2	4.5	8.7	2.6	6.0
Sedna	2.7	—	2.6	9.1	5.5	3.6
Zela	1.0	0.8	0.1	1.9	1.1	0.7
Vetra	0.3	0.1	0.1	0.7	0.3	0.4

Total	$34.8	$1.9	$32.6	$58.5	$11.7	$45.9

	June 30, 2008				December 31, 2007
		Average Credit Quality(1)(2)				Average Credit Quality(1)(2)
	Average Asset Mix				Average Asset Mix
		Aaa	Aa	A/Baa/B(3)		Aaa	Aa	A
Financial Institutions Debt	57%	5%	45%	7%	59%	12%	43%	4%
Sovereign Debt	—	—	—	—	1%	1%	—	—
Structured Finance	—	—	—	—	—	—	—	—
MBS—Non-U.S. residential	11%	11%	—	—	12%	12%	—	—
CBOs, CLOs, CDOs	6%	6%	—	—	6%	6%	—	—
MBS—U.S. residential	8%	8%	—	—	7%	7%	—	—
CMBS	4%	4%	—	—	4%	4%	—	—
Student loans	7%	7%	—	—	6%	6%	—	—
Credit cards	6%	6%	—	—	5%	5%	—	—
Other	1%	—	—	1%	—	—	—

Total Structured Finance	43%	42%	—%	1%	40%	40%	—	—

Total	100%	47%	45%	8%	100%	53%	43%	4%

(1)
Credit ratings based on Moody's ratings as of June 30, 2008 and December 31, 2007.

(2)
The SIVs have no direct exposure to U.S. subprime assets and have approximately $46 million and $50 million of indirect exposure to subprime assets through CDOs, which are Aaa rated and carry credit enhancements as of June 30, 2008 and December 31, 2007.

(3)
At June 30, 2008 the breakout of ratings of financial institutions debt was; A-6%, Baa-<1% and B-<1%. At June 30, 2008 the other structured finance category was 0% A rated and 1% Baa rated.

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

Certain Fixed Income Funds Managed By Institutional Clients Group

Falcon multi-strategy fixed income funds

        On February 20, 2008, the Company entered into a $500 million credit facility with the Falcon multi-strategy fixed income funds (the "Falcon funds") managed by Institutional Clients Group. As a result of providing this facility, the Company became the primary beneficiary of the Falcon funds and consolidated the assets and liabilities in its Consolidated Balance Sheet. At June 30, 2008, the total assets of the Falcon funds were approximately $3 billion.

ASTA/MAT municipal funds

        On March 3, 2008, the Company made an equity investment of $661 million (under a $1 billion commitment) which provides for gain sharing with unaffiliated investors, in the Municipal Opportunity Funds (MOFs). The MOFs are funds managed by Institutional Clients Group that make leveraged investments in tax-exempt municipal bonds and accept investments through feeder funds known as ASTA and MAT. As a result of the Company's equity commitment, the Company became the primary beneficiary of the MOFs and consolidated the assets and liabilities in its Consolidated Balance Sheet. At June 30, 2008, the total assets of the MOFs were approximately $2 billion.

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

        See Note 12 on page 90 for additional information about the Company's involvement with trust preferred securities. See Note 15 on page 95 for additional information regarding the Company's off-balance-sheet arrangements with respect to securitizations and SPEs.

Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model

        In April of 2008, the FASB voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." While the revised standard has not been finalized and the Board's proposals will be subject to a public comment period, this change may have a significant impact on Citigroup's consolidated financial statements as the Company may lose sales treatment for assets previously sold to a QSPE, as well as for future sales. This proposed revision could be effective January 2010. As of June 30, 2008, the total assets of QSPEs to which Citigroup, acting as principal, has transferred assets and received sales treatment were $828 billion.

        In connection with the proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FIN 46(R). First, the Board will now include former QSPEs in the scope of FIN 46(R). In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a primarily qualitative determination of power combined with benefits and losses instead of today's risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly. The previous rules required reconsideration only when specified reconsideration events occurred. As of June 30, 2008, the total assets of significant unconsolidated VIEs with which Citigroup is involved were approximately $355 billion.

        The Company will be evaluating the impact of these changes on Citigroup's consolidated financial statements once the actual guidelines are completed.

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of June 30, 2008 and December 31, 2007:

In millions of dollars	U.S.	Outside of U.S.	June 30, 2008	December 31, 2007
Financial standby letters of credit and foreign office guarantees	$56,751	$27,661	$84,412	$87,066
Performance standby letters of credit and foreign office guarantees	6,017	11,613	17,630	18,055
Commercial and similar letters of credit	2,067	8,342	10,409	9,175
One- to four-family residential mortgages	1,678	623	2,301	4,587
Revolving open-end loans secured by one- to four-family residential properties	27,318	3,349	30,667	35,187
Commercial real estate, construction and land development	2,827	796	3,623	4,834
Credit card lines(1)	965,675	164,337	1,130,012	1,103,535
Commercial and other consumer loan commitments(2)	283,954	145,729	429,683	473,631

Total	$1,346,287	$362,450	$1,708,737	$1,736,070

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $237 billion and $259 billion with original maturity of less than one year at June 30, 2008 and December 31, 2007, respectively.

        See Note 18 to the Consolidated Financial Statements on page 127 for additional information on credit commitments and lines of credit.

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

        As a result, debt service (that is, principal and interest payments) absorbs a significant portion of the cash flows generated by the borrower's business. Consequently, the risk that the borrower may not be able to meet its debt obligations is greater. Due to this risk, the interest rates and fees charged for this type of financing are generally higher than other types of financing.

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

        Due to the dislocation of the credit markets and the reduced market interest in higher risk/higher yield instruments since the latter half of 2007, liquidity in the market for highly leveraged financings has been limited.

        Citigroup's exposures for highly leveraged financings totaled $24 billion at June 30, 2008 ($11 billion funded, recorded as loans-held-for-sale in other assets and carried at LOCOM, and $13 billion in unfunded commitments). This compares to total commitments of $43 billion ($22 billion funded and $21 billion unfunded) at December 31, 2007. During the second quarter of 2008, the Company recorded an incremental net $428 million pretax write down on its highly leveraged financing commitments as a result of the reduction in liquidity in the market for such instruments. This brings the cumulative write-downs for the first half of 2008 to $3.5 billion pretax.

        On April 17, 2008, the Company completed the transfer of approximately $12 billion of loans to third parties, of which $8.5 billion relates to the highly leveraged loans and commitments. In these transactions, the third parties purchased subordinate interests backed by the transferred loans. These subordinate interests absorb first loss on the transferred loans and provide the third parties with control of the loans. The Company retained senior debt securities backed by the transferred loans, and purchased protection on these retained senior positions via total return swaps. The credit risk in the total return swap is protected through margin arrangements that provide for both initial margin as well as additional margin at specified triggers. These transactions were accounted for as sales of the transferred loans. The loans were removed from the balance sheet and the retained securities are classified as available-for-sale securities on the Company's consolidated balance sheet. Due to the initial cash margin received and ongoing margin requirements on the total return swaps, and the substantive subordinate investments made by third parties, the Company believes that the transactions substantially mitigate the Company's risk related to these transferred loans.

FAIR VALUATION

        For a discussion of fair value of assets and liabilities, see Note 17 to the Consolidated Financial Statements on page 110.

CONTROLS AND PROCEDURES

Disclosure

        The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Company's disclosure controls and procedures were effective.

Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        These forward-looking statements involve external risks and uncertainties including, but not limited, to those described in the Company's 2007 Annual Report on Form 10-K section entitled "Risk Factors": economic conditions; credit, market and liquidity risk; competition; country risk; operational risk; fiscal and monetary policies; reputational and legal risk; and certain regulatory considerations. Risks and uncertainties disclosed in this 10-Q include, but are not limited to:

  •
  the effectiveness of the hedging products used in connection with Securities & Banking's trading positions in U.S. subprime RMBS and related products, including ABS CDOs, in the event of material changes in market conditions; and

  •
  the impact the elimination of QSPEs from the guidance on SFAS 140 may have on the Company's consolidated financial statements.

Citigroup Inc.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts
	2008	2007(1)	2008	2007(1)
Revenues
Interest revenue	$27,902	$30,369	$57,604	$58,241
Interest expense	13,597	18,971	29,900	36,315

Net interest revenue	$14,305	$11,398	$27,704	$21,926

Commissions and fees	$6,134	$6,628	$7,802	$12,227
Principal transactions	(5,586)	2,629	(12,247)	5,797
Administration and other fiduciary fees	2,304	2,241	4,621	4,190
Realized gains (losses) from sales of investments	(139)	119	(258)	592
Insurance premiums	985	845	1,968	1,683
Other revenue	649	2,470	2,082	5,099

Total non-interest revenues	$4,347	$14,932	$3,968	$29,588

Total revenues, net of interest expense	$18,652	$26,330	$31,672	$51,514

Provision for credit losses and for benefits and claims
Provision for loan losses	$7,070	$2,513	$12,771	$5,202
Policyholder benefits and claims	260	197	535	458
Provision for unfunded lending commitments	(143)	—	(143)	—

Total provision for credit losses and for benefits and claims	$7,187	$2,710	$13,163	$5,660

Operating expenses
Compensation and benefits	$9,185	$8,896	$18,245	$17,567
Premises and equipment	1,844	1,603	3,632	3,132
Technology/communication	1,258	1,143	2,484	2,122
Advertising and marketing	686	767	1,365	1,384
Restructuring	(44)	63	(29)	1,440
Other operating	3,014	2,219	6,317	4,419

Total operating expenses	$15,943	$14,691	$32,014	$30,064

Income (loss) from continuing operations before income taxes and minority interest	$(4,478)	$8,929	$(13,505)	$15,790
Provision (benefits) for income taxes	(2,337)	2,663	(6,220)	4,509
Minority interest, net of income taxes	76	123	55	170

Income (loss) from continuing operations	$(2,217)	$6,143	$(7,340)	$11,111

Discontinued operations
Income from discontinued operations	$43	$129	$47	$189
Loss on sale	(517)	—	(517)	—
Provision (benefits) for income taxes	(196)	46	(204)	62

Income (loss) from discontinued operations, net	$(278)	$83	$(266)	$127

Net Income (loss)	$(2,495)	$6,226	$(7,606)	$11,238

Basic earnings per share(2)(3)
Income (loss) from continuing operations	$(0.49)	$1.25	$(1.50)	$2.27
Income (loss) from discontinued operations	(0.05)	0.02	(0.05)	0.03

Net Income (loss)	$(0.54)	$1.27	$(1.55)	$2.29

Weighted average common shares outstanding	5,287.4	4,898.3	5,186.5	4,887.7

Diluted earnings per share(2)(3)
Income (loss) from continuing operations	$(0.49)	$1.23	$(1.50)	$2.22
Income (loss) from discontinued operations	(0.05)	0.02	(0.05)	0.03

Net Income (loss)	$(0.54)	$1.24	$(1.55)	$2.25

Adjusted weighted average common shares outstanding	5,800.0	4,992.9	5,695.6	4,980.4

(1)
Reclassified to conform to the current period's presentation.

(2)
Diluted shares used in the diluted EPS calculation represent basic shares for the 2008 periods due to the net loss. Using actual diluted shares would result in anti-dilution.

(3)
Due to rounding, earnings per share on continuing and discontinued operations may not sum to earnings per share on net income.

See Notes to the unaudited Consolidated Financial Statement

[This space intentionally left blank]

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	June 30, 2008	December 31, 2007(1)
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$44,824	$38,206
Deposits at interest with banks	67,945	69,366
Federal funds sold and securities borrowed or purchased under agreements to resell (including $69,730 and $84,305 as of June 30, 2008 and December 31, 2007, respectively, at fair value)	220,169	274,066
Brokerage receivables	62,492	57,359
Trading account assets (including $136,811 and $157,221 pledged to creditors as of June 30, 2008 and December 31, 2007, respectively)	505,439	538,984
Investments (including $22,614 and $21,449 pledged to creditors as of June 30, 2008 and December 31, 2007, respectively)	232,528	215,008
Loans, net of unearned income
Consumer (including $26 as of June 30, 2008 at fair value)	571,238	592,307
Corporate (including $2,993 and $3,727 as of June 30, 2008 and December 31, 2007, respectively, at fair value)	175,552	185,686

Loans, net of unearned income	$746,790	$777,993
Allowance for loan losses	(20,777)	(16,117)

Total loans, net	$726,013	$761,876
Goodwill	42,386	41,053
Intangible assets (including $8,934 and $8,380 at June 30, 2008 and December 31, 2007, respectively, at fair value)	24,542	22,687
Other assets (including $9,368 and $9,802 as of June 30, 2008 and December 31, 2007 respectively, at fair value)	161,101	168,875
Assets of discontinued operations held for sale	12,946	—

Total assets	$2,100,385	$2,187,480

Liabilities
Non-interest-bearing deposits in U.S. offices	$49,636	$40,859
Interest-bearing deposits in U.S. offices (including $1,537 and $1,337 as of June 30, 2008 and December 31, 2007, respectively, at fair value)	210,916	225,198
Non-interest-bearing deposits in offices outside the U.S.	46,765	43,335
Interest-bearing deposits in offices outside the U.S. (including $2,204 and $2,261 as of June 30, 2008 and December 31, 2007, respectively, at fair value)	496,325	516,838

Total deposits	$803,642	$826,230
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $154,238 and $199,854 as of June 30, 2008 and December 31, 2007, respectively, at fair value)	246,107	304,243
Brokerage payables	96,432	84,951
Trading account liabilities	189,468	182,082
Short-term borrowings (including $7,928 and $13,487 as of June 30, 2008 and December 31, 2007, respectively, at fair value)	114,445	146,488
Long-term debt (including $60,810 and $79,312 as of June 30, 2008 and December 31, 2007, respectively, at fair value)	417,928	427,112
Other liabilities (including $2,156 and $1,568 as of June 30, 2008 and December 31, 2007, respectively, at fair value)	95,502	102,927
Liabilities of discontinued operations held for sale	456	—

Total liabilities	$1,963,980	$2,074,033

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	$27,424	$—
Common stock ($.01 par value; authorized shares: 15 billion), issued shares—5,671,743,807 at June 30, 2008 and 5,477,416,086 at December 31, 2007	57	55
Additional paid-in capital	16,594	18,007
Retained earnings	110,290	121,769
Treasury stock, at cost: June 30, 2008—226,350,499 shares and December 31, 2007—482,834,568 shares	(9,911)	(21,724)
Accumulated other comprehensive income (loss)	(8,049)	(4,660)

Total stockholders' equity	$136,405	$113,447

Total liabilities and stockholders' equity	$2,100,385	$2,187,480

(1)
Reclassified to conform to the current period's presentation.

See Notes to the unaudited Consolidated Financial Statements.

[This space intentionally left blank]

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Six Months Ended June 30,
In millions of dollars, except shares in thousands
	2008	2007
Preferred stock at aggregate liquidation value
Balance, beginning of period	$—	$1,000
Issuance of preferred stock	27,424	—
Redemption or retirement of preferred stock	—	(400)

Balance, end of period	$27,424	$600

Common stock and additional paid-in capital
Balance, beginning of period	$18,062	$18,308
Employee benefit plans	(2,695)	(646)
Issuance of common stock	4,911	—
Issuance of shares(1)	(3,500)	118
Other	(127)	—

Balance, end of period	$16,651	$17,780

Retained earnings
Balance, beginning of period, as previously reported	$121,769	$129,267
Prior period adjustment(2)	—	(151)

Balance, beginning of period, as restated	$121,769	$129,116
Adjustment to opening balance, net of tax(3)	—	(186)

Adjusted balance, beginning of period	$121,769	$128,930
Net income (loss)	(7,606)	11,238
Common dividends(4)	(3,429)	(5,353)
Preferred dividends	(444)	(34)

Balance, end of period	$110,290	$134,781

Treasury stock, at cost
Balance, beginning of period	$(21,724)	$(25,092)
Issuance of shares pursuant to employee benefit plans	3,941	2,520
Treasury stock acquired(5)	(6)	(653)
Issuance of shares(1)	7,858	637
Other	20	—

Balance, end of period	$(9,911)	$(22,588)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(4,660)	$(3,700)
Adjustment to opening balance, net of tax(6)	—	149

Adjusted balance, beginning of period	$(4,660)	$(3,551)
Net change in unrealized gains and losses on investment securities, net of tax	(3,715)	(844)
Net change in cash flow hedges, net of tax	(760)	607
Net change in foreign currency translation adjustment, net of tax	1,111	697
Pension liability adjustment, net of tax	(25)	121

Net change in Accumulated other comprehensive income (loss)	$(3,389)	$581

Balance, end of period	$(8,049)	$(2,970)

Total common stockholders' equity (shares outstanding: 5,445,393 at June 30, 2008 and 4,994,581 at December 31, 2007)	$108,981	$127,003

Total stockholders' equity	$136,405	$127,603

Comprehensive income (loss)
Net income (loss)	$(7,606)	$11,238
Net change in Accumulated other comprehensive income (loss)	(3,389)	581

Total comprehensive income (loss)	$(10,995)	$11,819

(1)
The issuance of shares for the six months ended June 30, 2008 related to the acquisition of the remaining stake in Nikko Cordial. The issuance of shares for the six months ended June 30, 2007 related to the acquisition of Grupo Cuscatlan.

(2)
Citigroup's January 1, 2007 opening Retained earnings balance has been reduced by $151 million to reflect a prior period adjustment to goodwill. This reduction adjusts goodwill to reflect a portion of the losses incurred in January 2002, related to the sale of the Argentinean subsidiary of Banamex, Bansud, that was recorded as an adjustment to the purchase price of Banamex. There is no tax benefit and there is no income statement impact for the quarter and six-months ended June 30, 2008 and 2007 from this adjustment. See "Legal Proceedings" for further discussion.

(3)
The adjustment to the opening balance of Retained earnings represents the total of the after-tax gain (loss) amounts for the adoption of the following accounting pronouncements:

•
SFAS 157 for $75 million,

•
SFAS 159 for ($99) million,

•
FSP 13-2 for ($148) million, and

•
FIN 48 for ($14) million.

See Notes 1 and 17 on pages 77 and 110, respectively.

(4)
Common dividends declared were $0.32 per share in the first and second quarters of 2008 and $0.54 per share in the first and second quarters of 2007.

(5)
All open market repurchases were transacted under an existing authorized share repurchase plan.

(6)
The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities as well as several miscellaneous items previously reported in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The related unrealized gains and losses were reclassified to Retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Notes 1 and 17 on pages 77 and 110 for further discussions.

See Notes to the unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
In millions of dollars
	2008	2007(1)
Cash Flows from operating activities of continuing operations
Net income (loss)	$(7,606)	$11,238
Income from discontinued operations, net of taxes	47	127
Loss on sale, net of taxes	(313)	—

Income (loss) from continuing operations	$(7,340)	$11,111
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	167	171
Additions to deferred policy acquisition costs	(222)	(244)
Depreciation and amortization	1,410	1,151
Provision for credit losses	12,628	5,202
Change in trading account assets	33,545	(107,467)
Change in trading account liabilities	7,386	56,803
Change in federal funds sold and securities borrowed or purchased under agreements to resell	53,897	(35,920)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	(58,136)	32,917
Change in brokerage receivables net of brokerage payables	6,348	(7,017)
Net losses/(gains) from sales of investments	258	(592)
Change in loans held-for-sale	16,340	(4,111)
Other, net	(12,947)	8,095

Total adjustments	$60,674	$(51,012)

Net cash provided by (used in) operating activities of continuing operations	$53,334	$(39,901)
Cash flows from investing activities of continuing operations

Change in deposits at interest with banks	$1,421	$(18,747)
Change in loans	(134,903)	(174,063)
Proceeds from sales and securitizations of loans	142,939	127,275
Purchases of investments	(213,470)	(138,068)
Proceeds from sales of investments	59,265	92,557
Proceeds from maturities of investments	131,466	71,022
Capital expenditures on premises and equipment	(1,509)	(1,743)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	2,216	1,394
Business acquisitions	—	(13,525)

Net cash used in investing activities of continuing operations	$(12,575)	$(53,898)

Cash flows from financing activities of continuing operations
Dividends paid	$(3,873)	$(5,387)
Issuance of common stock	4,961	852
Issuance (redemptions) of preferred stock	27,424	(400)
Treasury stock acquired	(6)	(653)
Stock tendered for payment of withholding taxes	(325)	(843)
Issuance of long-term debt	49,878	65,229
Payments and redemptions of long-term debt	(57,780)	(39,335)
Change in deposits	(22,588)	43,434
Change in short-term borrowings	(32,043)	34,734

Net cash (used in) provided by financing activities of continuing operations	$(34,352)	$97,631

Effect of exchange rate changes on cash and cash equivalents	$212	$289

Net cash from discontinued operations	$(1)	—

Change in cash and due from banks	$6,618	$4,121
Cash and due from banks at beginning of period	$38,206	$26,514

Cash and due from banks at end of period	$44,824	$30,635

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$915	$2,652
Cash paid during the period for interest	$30,856	$33,734

Non-cash investing activities
Transfers to repossessed assets	$1,505	$882

(1)
Reclassified to conform to the current period's presentation

See Notes to the unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$34,244	$28,966
Deposits at interest with banks	52,654	57,216
Federal funds sold and securities purchased under agreements to resell	29,874	23,563
Trading account assets (including $15,511 and $22,716 pledged to creditors as of June 30, 2008 and December 31, 2007, respectively)	223,690	215,454
Investments (including $2,756 and $3,099 pledged to creditors as of June 30, 2008 and December 31, 2007, respectively)	141,524	150,058
Loans, net of unearned income	617,077	644,597
Allowance for loan losses	(13,855)	(10,659)

Total loans, net	$603,222	$633,938
Goodwill	19,613	19,294
Intangible assets	11,400	11,007
Premises and equipment, net	6,164	8,191
Interest and fees receivable	7,764	8,958
Other assets	87,142	95,070
Assets of discontinued operations held for sale	11,154	—

Total assets	$1,228,445	$1,251,715

Liabilities
Non-interest-bearing deposits in U.S. offices	$49,520	$41,032
Interest-bearing deposits in U.S. offices	169,346	186,080
Non-interest-bearing deposits in offices outside the U.S.	42,309	38,775
Interest-bearing deposits in offices outside the U.S.	511,732	516,517

Total deposits	$772,907	$782,404
Trading account liabilities	84,979	59,472
Purchased funds and other borrowings	62,779	74,112
Accrued taxes and other expense	10,417	12,752
Long-term debt and subordinated notes	163,686	184,317
Other liabilities	37,668	39,352
Liabilities of discontinued operations held for sale	422	—

Total liabilities	$1,132,858	$1,152,409

Stockholder's equity
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	$751	$751
Surplus	69,290	69,135
Retained earnings	30,085	31,915
Accumulated other comprehensive income (loss)(1)	(4,539)	(2,495)

Total stockholder's equity	$95,587	$99,306

Total liabilities and stockholder's equity	$1,228,445	$1,251,715

(1)
Amounts at June 30, 2008 and December 31, 2007 include the after-tax amounts for net unrealized gains (losses) on investment securities of ($3.496) billion and ($1.262) billion, respectively, for foreign currency translation of $2.214 billion and $1.687 billion, respectively, for cash flow hedges of ($2.487) billion and ($2.085) billion, respectively, and for pension liability adjustments of ($770) million and ($835) million, respectively.

See Notes to the unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements as of June 30, 2008 and for the three-and-six-month period ended June 30, 2008 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2007 Annual Report on Form 10-K and Citigroup's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

Netting of Cash Collateral against Derivative Exposures

        During April 2007, the FASB issued FASB Staff Position No. FIN 39-1, "Amendment of FASB Interpretation No. 39" (FSP FIN 39-1) modifying certain provisions of FIN 39, "Offsetting of Amounts Related to Certain Contracts". This amendment clarified the acceptability of the existing market practice of offsetting the amounts recorded for cash collateral receivables or payables against the fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting agreement, which was the Company's prior accounting practice. Thus, this amendment did not affect the Company's consolidated financial statements as of June 30, 2008.

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

        See Note 17 on page 110 for additional information.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Business Combinations

        In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations" (SFAS 141(R)), which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS 141, "Business Combinations". SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in

SFAS 141(R) are: (1) acquisition costs and restructuring costs would now be expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and noncontractual contingencies that meet the more-likely-than-not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings. Noncontractual contingencies that do not meet the more-likely-than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets & liabilities, including the minority interest portion and goodwill is recorded as if a 100% interest was acquired.

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

Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model

        In April of 2008, the FASB voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." While the revised standard has not been finalized and the Board's proposals will be subject to a public comment period, this change may have a significant impact on Citigroup's consolidated financial statements as the Company may lose sales treatment for assets previously sold to a QSPE, as well as for future sales. This proposed revision could be effective January 2010. As of June 30, 2008, the total assets of QSPEs to which Citigroup, acting as principal, has transferred assets and received sales treatment were $828 billion.

        In connection with the proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FIN 46(R). First, the Board will now include former QSPEs in the scope of FIN 46(R). In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a primarily qualitative determination of power combined with benefits and losses instead of today's risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly. The previous rules required reconsideration only when specified reconsideration events occurred. As of June 30, 2008, the total assets of significant unconsolidated VIEs with which Citigroup is involved were approximately $355 billion.

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

2.     Discontinued Operations

CitiCapital

        On April 17, 2008, the Company announced an agreement to sell most of its CitiCapital business unit to GE Capital, which includes its North American commercial lending and leasing business. This all cash transaction closed on July 31, 2008.

        The total proceeds from the transaction are approximately $12.5 billion and will result in an after-tax loss to Citigroup upon closing of approximately $309 million, with both amounts subject to closing adjustments. This loss is included in Income from discontinued operations on the Company's Consolidated Statement of Income for the second quarter of 2008.

        This transaction encompasses seven CitiCapital equipment finance business lines, including Healthcare Finance, Private Label Equipment Finance, Material Handling Finance, Franchise Finance, Construction Equipment Finance, Bankers Leasing, and CitiCapital Canada. CitiCapital's Tax Exempt Finance business is not part of the transaction and will remain with Citigroup.

        The CitiCapital business units being acquired by GE Capital generate total revenues of approximately $236 million and $300 million and net income of $31 million and $83 million for the three months ended June 30, 2008 and 2007, respectively.

        For the six months ended June 30, 2008 and 2007, the business generated total revenues of approximately $435 million and $575 million and net income of $43 million and $127 million, respectively. The businesses had total assets of $12.9 billion at June 30, 2008.

        CitiCapital has approximately 1,400 employees and 160,000 customers throughout North America.

        Results for all of the CitiCapital businesses sold, as well as the net loss recognized in the second quarter of 2008 from this sale, are reported as Discontinued operations for all periods presented. The assets and liabilities of the businesses being sold are included in Assets of Discontinued operations held for sale and Liabilities of Discontinued operations held for sale on the Consolidated Balance Sheet.

        The following is a summary as of June 30, 2008 of the assets and liabilities of Discontinued operations held for sale on the Consolidated Balance Sheet for the operations related to the CitiCapital businesses to be sold:

In millions of dollars	June 30, 2008
Assets
Cash due from banks	$6
Loans	11,742
Allowance for Loan Losses	(156)
Goodwill	221
Intangible Assets	3
Valuation allowance(1)	(517)
Other Assets	1,647

Total assets	$12,946

Liabilities
Long-Term Debt	$309
Other Liabilities	147

Total liabilities	$456

(1)
To mark assets held-for-sale to their selling price.

        Summarized financial information for discontinued operations, including cash flows, related to the sale of CitiCapital follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2008	2007	2008	2007
Total revenues, net of interest expense	$236	$300	$435	$575

Income from discontinued operations	$43	$129	$47	$189
Loss from sale	(517)	—	(517)	—
Provision (benefit) for income taxes	(196)	46	(204)	62

Income (loss) from discontinued operations, net	$(278)	$83	$(266)	$127

	Six Months Ended June 30,
In millions of dollars
	2008	2007
Cash flows from:
Operating activities	$(287)	$(736)
Investing activities	349	745
Financing activities	(61)	(9)

Net cash provided by discontinued operations	$1	$—

3.     Business Segments

        The following tables present certain information regarding the Company's operations by segment:

	Revenues, net of interest expense		Provision (benefit) for income taxes		Income (Loss) from Continuing Operations(1)		Identifiable assets
	Three Months Ended June 30,
In millions of dollars, except identifiable assets in billions	2008	2007(4)	2008	2007(4)	2008	2007(4)	June 30, 2008(3)	Dec. 31, 2007(4)
Global Cards	$5,468	$5,325	$249	$487	$467	$1,057	$124	$128
Consumer Banking	7,889	7,808	(644)	649	(700)	1,473	586	599
Institutional Clients Group	2,939	10,261	(1,562)	1,470	(2,044)	3,384	1,193	1,317
Global Wealth Management	3,315	3,197	232	197	405	512	110	104
Corporate/Other(2)	(959)	(261)	(612)	(140)	(345)	(283)	75	40

Total	$18,652	$26,330	$(2,337)	$2,663	$(2,217)	$6,143	$2,088	$2,188

	Revenues, net of interest expense		Provision (benefit) for income taxes		Income (Loss) from Continuing Operations(1)
	Six Months Ended June 30,
In millions of dollars
	2008	2007(4)	2008	2007(4)	2008	2007(4)
Global Cards	$11,884	$10,489	$918	$1,100	$1,706	$2,314
Consumer Banking	16,221	15,340	(805)	1,118	(562)	2,731
Institutional Clients Group	(2,019)	19,914	(6,394)	2,473	(8,401)	6,301
Global Wealth Management	6,594	6,015	391	447	699	960
Corporate/Other(2)	(1,008)	(244)	(330)	(629)	(782)	(1,195)

Total	$31,672	$51,514	$(6,220)	$4,509	$(7,340)	$11,111

(1)
Includes pretax provisions for credit losses and for benefits and claims in the Global Cards results of $2.0 billion and $1.3 billion; in the Consumer Banking results of $4.5 billion and $1.4 billion; in the ICG results of $626 million and $(30) million; and in the GWM results of $40 million and $12 million for the second quarters of 2008 and 2007, respectively.

(2)
Corporate/Other reflects the restructuring charge of $1.440 billion in the six months ending June 30, 2007. See Note 7 on page 84 for further discussion.

(3)
Indentifiable assets at June 30, 2008 excludes assets of discontinued operations held-for-sale.

(4)
Reclassified to conform to the current period's presentation.

4.     Interest Revenue and Expense

        For the three- and six-month periods ended June 30, 2008 and 2007, interest revenue and expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2008	2007(1)	2008	2007(1)
Interest revenue
Loan interest, including fees	$16,431	$15,969	$33,324	$30,609
Deposits at interest with banks	805	792	1,610	1,501
Federal funds sold and securities purchased under agreements to resell	2,377	4,662	5,549	8,951
Investments, including dividends	2,556	3,577	5,255	7,117
Trading account assets(2)	4,644	4,385	9,443	8,315
Other interest	1,089	984	2,423	1,748

Total interest revenue	$27,902	$30,369	$57,604	$58,241

Interest expense
Deposits	$5,195	$6,939	$11,495	$13,497
Trading account liabilities(2)	456	380	789	687
Short-term debt and other liabilities	4,029	7,849	9,382	14,796
Long-term debt	3,917	3,803	8,234	7,335

Total interest expense	$13,597	$18,971	$29,900	$36,315

Net interest revenue	$14,305	$11,398	$27,704	$21,926
Provision for loan losses	7,070	2,513	12,771	5,202

Net interest revenue after provision for loan losses	$7,235	$8,885	$14,933	$16,724

(1)
Reclassified to conform to the current period's presentation.

(2)
Interest expense on trading account liabilities of the Institutional Clients Group is reported as a reduction of interest revenue for Trading account assets.

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

        The following table presents commissions and fees revenue for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2008	2007(1)	2008	2007(1)
Credit cards and bank cards	$1,195	$1,242	$2,408	$2,512
Investment banking	997	1,425	1,792	2,815
Smith Barney	744	803	1,507	1,577
ICG trading-related	600	598	1,302	1,284
Other Consumer	362	122	718	338
Transaction services	364	251	717	482
Checking-related	338	305	668	592
Nikko Cordial-related(2)	300	263	600	263
Other ICG	114	84	244	141
Primerica	107	113	217	229
Loan servicing(3)	1,393	1,224	1,107	1,483
Corporate finance(4)	(389)	186	(3,500)	481
Other	9	12	22	30

Total commissions and fees	$6,134	$6,628	$7,802	$12,227

(1)
Reclassified to conform to the current period's presentation.

(2)
Commissions and fees for Nikko Cordial have not been detailed due to unavailability of the information.

(3)
Includes fair value adjustments on mortgage servicing assets. The mark-to-market on the underlying economic hedges of the MSRs is included in Other revenue.

(4)
Includes write-downs of approximately $428 million and $3.5 billion net of underwriting fees, for the three and six months ended June 30, 2008 on funded and unfunded highly leveraged finance commitments. Write-downs were recorded on all highly leveraged finance commitments where there was value impairment, regardless of funding date.

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

        The following tables summarize the components of the net expense recognized in the Consolidated Statement of Income for the three and six months ended June 30, 2008 and 2007.

Net Expense (Benefit)

	Three Months Ended June 30,
	Pension Plans				Postretirement Benefit Plans
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans		Plans Outside U.S.
In millions of dollars	2008	2007	2008	2007	2008	2007	2008	2007
Benefits earned during the period	$7	$67	$52	$46	$1	$—	$12	$5
Interest cost on benefit obligation	165	163	99	75	15	15	30	17
Expected return on plan assets	(234)	(223)	(122)	(109)	(3)	(3)	(29)	(23)
Amortization of unrecognized:
Net transition obligation	—	—	1	—	—	—	—	—
Prior service cost (benefit)	—	—	1	1	—	(1)	—	—
Net actuarial loss	—	27	4	12	—	1	8	2

Net expense (benefit)	$(62)	$34	$35	$25	$13	$12	$21	$1

	Six Months Ended June 30,
	Pension Plans				Postretirement Benefit Plans
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans		Plans Outside U.S.
In millions of dollars	2008	2007	2008	2007	2008	2007	2008	2007
Benefits earned during the period	$15	$134	$103	$90	$1	$1	$19	$11
Interest cost on benefit obligation	329	326	182	149	30	30	50	35
Expected return on plan assets	(467)	(445)	(250)	(216)	(5)	(6)	(57)	(47)
Amortization of unrecognized:
Net transition obligation	—	—	1	1	—	—	—	—
Prior service cost (benefit)	(1)	(1)	2	1	—	(2)	—	—
Net actuarial loss	—	54	13	25	—	2	11	4

Net expense (benefit)	$(124)	$68	$51	$50	$26	$25	$23	$3

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $10 million and $12 million for the three months ended June 30, 2008 and 2007, respectively, and $20 million and $24 million for the first six months of 2008 and 2007, respectively.

Employer Contributions

        Citigroup's pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements, rather than to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), if appropriate to its tax and cash position and the plan's funded position. At June 30, 2008 and December 31, 2007, there were no minimum required contributions and no discretionary cash or non-cash contributions are currently planned for the U.S. plans. For the non-U.S. plans, the Company contributed $57 million as of June 30, 2008. Citigroup presently anticipates contributing an additional $103 million to fund its non-U.S. plans in 2008 for a total of $160 million.

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

        For the three months ended June 30, 2008, Citigroup recorded a pretax net restructuring expense of ($43) million composed of a gross charge of $34 million and a credit of $77 million due to changes in estimates attributable to lower than anticipated costs of implementing certain projects and the sale of businesses in Europe.

        The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges began in the second quarter of 2007 in addition to normal scheduled depreciation.

        Additional charges totaling approximately $20 million pretax are anticipated to be recorded by the end of the third quarter of 2008. Of this charge, $20 million is attributable to Corporate/Other.

        The following table details the Company's restructuring reserves.

	Severance
In millions of dollars	SFAS 112(1)	SFAS 146(2)	Contract termination costs	Asset write- downs(3)	Employee termination cost	Total Citigroup
Total Citigroup (pretax)
Original restructuring charge, First quarter of 2007	$950	$11	$25	$352	$39	$1,377
Utilization	—	—	—	(268)	—	(268)

Balance at March 31, 2007	$950	$11	$25	$84	$39	$1,109

Second quarter of 2007:
Additional Charge	$8	$12	$23	$19	$1	$63
Foreign exchange	8	—	1	—	—	9
Utilization	(197)	(18)	(12)	(72)	(4)	(303)

Balance at June 30, 2007	$769	$5	$37	$31	$36	$878

Third quarter of 2007:
Additional Charge	$11	$14	$—	$—	$10	$35
Foreign exchange	8	—	1	—	—	9
Utilization	(195)	(13)	(9)	(10)	(23)	(250)

Balance at September 30, 2007	$593	$6	$29	$21	$23	$672

Fourth quarter of 2007:
Additional Charge	$23	$70	$6	$8	$—	$107
Foreign Exchange	3	—	—	—	—	3
Utilization	(155)	(44)	(7)	(13)	(6)	(225)
Changes in Estimates	(39)	—	(6)	(1)	(8)	(54)

Balance at December 31, 2007	$425	$32	$22	$15	$9	$503

First quarter of 2008:
Additional Charge	$5	$5	$3	$2	$—	$15
Foreign Exchange	5	—	—	—	—	5
Utilization	(114)	(22)	(4)	(2)	(1)	(143)

Balance at March 31, 2008	$321	$15	$21	$15	$8	$380

Second quarter of 2008:
Additional Charge	$2	$9	$20	$3	$—	$34
Foreign Exchange	—	—	—	—	—	—
Utilization	(77)	(12)	(5)	(3)	(3)	(100)
Changes in Estimates	(69)	(1)	—	(4)	(3)	(77)

Balance at June 30, 2008	$177	$11	$36	$11	$2	$237

(1)
Accounted for in accordance with SFAS No. 112, "Employer's Accounting for Post Employment Benefits" (SFAS 112).

(2)
Accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).

(3)
Accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).

        The total restructuring reserve balance as of June 30, 2008, net restructuring charges for the three-month period then ended and cumulative net restructuring expense incurred to date are presented below by business segment. The net expense is included in the Corporate/Other segment because this company-wide restructuring was a corporate initiative.

		Restructuring charges
In millions of dollars	Ending balance June 30, 2008	Three months ended June 30, 2008	Total Since Inception(1)
Consumer Banking	$104	$11	$824
Global Cards	27	1	143
Institutional Clients Group	25	1	294
Global Wealth Management	25	3	98
Corporate/Other	56	18	141

Total Citigroup (pretax)	$237	$34	$1,500

(1)
Amounts shown net of $131 million related to changes in estimates recorded during fourth quarter 2007 and second quarter 2008.

8.     Earnings Per Share

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2008	2007	2008	2007
Income (loss) from continuing operations	$(2,217)	$6,143	$(7,340)	$11,111
Discontinued operations	(278)	83	(266)	127
Preferred dividends	(361)	(14)	(444)	(30)

Income available to common stockholders for basic EPS	$(2,856)	$6,212	$(8,050)	$11,208
Effect of dilutive securities	270	—	336	—

Income available to common stockholders for diluted EPS(1)	$(2,586)	$6,212	$(7,714)	$11,208

Weighted average common shares outstanding applicable to basic EPS	5,287.4	4,898.3	5,186.5	4,887.7
Effect of dilutive securities:
Convertible Securities	489.2	—	489.2	—
Options	0.2	25.2	0.6	25.9
Restricted and deferred stock	23.2	69.4	19.3	66.8

Adjusted weighted average common shares outstanding applicable to diluted EPS	5,800.0	4,992.9	5,695.6	4,980.4

Basic earnings per share(2)(3)
Income from continuing operations	$(0.49)	$1.25	$(1.50)	$2.27
Discontinued operations	(0.05)	0.02	(0.05)	0.03

Net income	$(0.54)	$1.27	$(1.55)	$2.29

Diluted earnings per share(2)(3)
Income from continuing operations	$(0.49)	$1.23	$(1.50)	$2.22
Discontinued operations	(0.05)	0.02	(0.05)	0.03

Net income	$(0.54)	$1.24	$(1.55)	$2.25

(1)
Due to the net loss in the first and second quarters of 2008, income available to common stockholders for basic EPS was used to calculate diluted earnings per share. Adding back the effect of dilutive securities would result in anti-dilution.

(2)
Due to rounding, earnings per share on continuing and discontinued operations may not sum to earnings per share on net income.

(3)
Diluted shares used in the diluted EPS calculation represent basic shares for the 2008 periods due to the net loss. Using actual diluted shares would result in anti-dilution.

9.     Trading Account Assets and Liabilities

        Trading account assets and liabilities, at fair value, consisted of the following at June 30, 2008 and December 31, 2007:

In millions of dollars	June 30, 2008	December 31, 2007(1)
Trading account assets
U.S. Treasury and federal agency securities	$30,824	$32,180
State and municipal securities	17,036	18,574
Foreign government securities	60,245	52,332
Corporate and other debt securities	125,734	156,242
Derivatives(2)	104,086	76,881
Equity securities	87,063	106,868
Mortgage loans and collateralized mortgage securities	36,202	56,740
Other	44,249	39,167

Total trading account assets	$505,439	$538,984

Trading account liabilities
Securities sold, not yet purchased	$72,975	$78,541
Derivatives(2)	116,493	103,541

Total trading account liabilities	$189,468	$182,082

(1)
Reclassified to conform to the current period's presentation.

(2)
Pursuant to master netting agreements.

10.   Investments

In millions of dollars	June 30, 2008	December 31, 2007
Securities available-for-sale	$211,380	$193,113
Non-marketable equity securities carried at fair value(1)	13,053	13,603
Non-marketable equity securities carried at cost(2)	8,094	8,291
Debt securities held-to-maturity(3)	1	1

Total	$232,528	$215,008

(1)
Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(2)
Non-marketable equity securities carried at cost are periodically evaluated for other-than-temporary impairment.

(3)
Recorded at amortized cost.

        The amortized cost and fair value of securities available-for-sale at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008				December 31, 2007(1)
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Fair value
Securities available-for-sale
Mortgage-backed securities	$61,946	$34	$4,414	$57,566	$63,888	$63,075
U.S. Treasury and federal agencies	38,458	26	245	38,239	19,428	19,424
State and municipal	13,740	62	723	13,079	13,342	13,206
Foreign government	72,407	319	1,367	71,359	72,339	72,075
U.S. corporate	8,289	39	189	8,139	9,648	9,598
Other debt securities	19,173	72	286	18,959	12,336	11,969

Total debt securities available-for-sale	$214,013	$552	$7,224	$207,341	$190,981	$189,347

Marketable equity securities available-for-sale	$2,449	$1,714	$124	$4,039	$1,404	$3,766

Total securities available-for-sale	$216,462	$2,266	$7,348	$211,380	$192,385	$193,113

(1)
Reclassified to conform to the current period's presentation.

        As described in more detail below, the Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FASB Staff Position FAS No. 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (FSP FAS 115-1). Any unrealized loss identified as other-than-temporary is recorded directly in the Consolidated Statement of Income.

        For the investments in the table above, management has determined that the unrealized losses are temporary in nature. A primary factor considered in making that determination is management's intent and ability to hold each investment for a period of time sufficient to allow for an anticipated recovery in fair value. Management has the positive intent and ability to hold each investment until the earlier of its anticipated recovery or maturity. Other factors considered in determining whether a loss is temporary include:

  •
  The length of time and the extent to which fair value has been below cost;

  •
  The severity of the impairment;

  •
  The cause of the impairment and the financial condition and near-term prospects of the issuer; and

  •
  Activity in the market of the issuer which may indicate adverse credit conditions.

        The Company's review for other-than-temporary impairment under FSP FAS 115-1 generally entails:

  •
  Identification and evaluation of investments that have indications of possible impairment;

  •
  Analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

  •
  Discussion of evidential matter, including an evaluation of factors or triggers that could cause an individual investment to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and

  •
  Documentation of the results of these analyses, as required under business policies.

        The increase in gross unrealized losses on mortgage-backed securities and foreign government securities during the quarter ended June 30, 2008 was primarily related to a widening of credit spreads. For mortgage-backed securities, management first considers if fair value is less than amortized cost. Next, management evaluates whether the Company is expected to incur any credit-related losses of either principal or interest receipts due. Management considers all information available at the time of the analysis, including rating agency downgrades and delinquency information that would indicate there are losses expected on the underlying assets and the expectation that those losses would impact the tranche of securities the Company holds. Citigroup makes these credit loss estimations using a valuation model applied to each security that projects cash flows using default levels of varying intensities and a given loss severity that represents the Company's expected losses on the underlying assets. If the model indicates, across various scenarios and assumptions, that the Company is expected to incur credit-related losses of either principal or interest based on cash flow projections, management considers the position to have other-than-temporary impairment and recognizes the entire unrealized loss through the Consolidated Statement of Income.

        Where credit-related losses of either principal or interest receipts are not expected, management performs additional analysis to assess whether it has the intent and ability to hold each security for a period of time sufficient for a forecasted recovery of fair value. Management estimates the forecasted recovery period using current estimates of volatility in market rates. Where management does not have the intent and ability to hold the position for a sufficient time period, the Company recognizes other-than-temporary impairment in the Consolidated Statement of Income. If management determines that it does have the intent and ability to hold the investment for the forecasted recovery period, the impairment is deemed temporary. In some cases, management has asserted that it has the intent and ability to hold investments until maturity.

11.   Goodwill and Intangible Assets

Goodwill

        The changes in goodwill during the first six months of 2008 were as follows:

In millions of dollars	Goodwill
Balance at December 31, 2007 (as previously reported)	$41,204
Prior Period Adjustment(1)	(151)

Balance at December 31, 2007 (as restated)	41,053
Purchase of the remaining shares of Nikko Cordial	1,492
Purchase accounting adjustment—BOOC acquisition	100
Acquisition of the U.S. branches of Banco de Chile	88
Purchase accounting adjustment—Bisys acquisition	68
Foreign exchange translation and other	670

Balance at March 31, 2008	$43,471

Purchase accounting adjustment—Nikko Cordial	$(1,145)
Sale of CitiCapital(2)	(221)
Acquisition of the Legg Mason Private Portfolio Group	98
Purchase accounting adjustment—Grupo Cuscatlan	68
Foreign exchange translation and other	115

Balance at June 30, 2008	$42,386

(1)
Correction of an overstatement of goodwill to reflect a portion of the losses incurred in January 2002 related to the sale of the Argentinean subsidiary of Banamex, Bansud, that was recorded as an adjustment to the purchase price of Banamex. See Footnote 2 to the Consolidated Statement of Changes in Stockholders' Equity on page 73.

(2)
Goodwill allocated to CitiCapital assets sold.

Identification of New Reporting Units

        The changes in the organizational structure resulted in the creation of new reporting segments. As a result, commencing with the third quarter 2008, the Company has identified new reporting units as required under SFAS 142, Goodwill and Other Intangible Assets. Goodwill affected by the reorganization will be reassigned from seven reporting units to twelve, using a fair value approach. Subsequent to June 30, 2008, goodwill will be allocated to disposals and tested for impairment under the new reporting units.

        During the first six months of 2008, no goodwill was written off due to impairment.

Intangible Assets

        The components of intangible assets were as follows:

	June 30, 2008			December 31, 2007
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$8,845	$4,426	$4,419	$8,499	$4,045	$4,454
Core deposit intangibles	1,556	705	851	1,435	518	917
Other customer relationships	3,732	215	3,517	2,746	197	2,549
Present value of future profits	431	266	165	427	257	170
Other(1)	5,661	1,308	4,353	5,783	1,157	4,626

Total amortizing intangible assets	$20,225	$6,920	$13,305	$18,890	$6,174	$12,716
Indefinite-lived intangible assets	2,303	N/A	2,303	1,591	N/A	1,591
Mortgage servicing rights	8,934	N/A	8,934	8,380	N/A	8,380

Total intangible assets	$31,462	$6,920	$24,542	$28,861	$6,174	$22,687

(1)
Includes contract-related intangible assets.

N/A
Not Applicable.

        The changes in intangible assets during the first six months of 2008 were as follows:

In millions of dollars	Net carrying amount at December 31, 2007	Acquisitions	Amortization	Impairments(1)	FX and other(2)	Net carrying amount at June 30, 2008
Purchased credit card relationships	$4,454	$103	$(337)	$—	$199	$4,419
Core deposit intangibles	917	15	(79)	—	(2)	851
Other customer relationships	2,549	1,355	(104)	—	(283)	3,517
Present value of future profits	170	—	(7)	—	2	165
Indefinite-lived intangible assets	1,591	550	—	—	162	2,303
Other	4,626	189	(179)	(213)	(70)	4,353

	$14,307	$2,212	$(706)	$(213)	$8	$15,608

Mortgage servicing rights(3)	$8,380					$8,934

Total intangible assets	$22,687					$24,542

(1)
During the first quarter of 2008, Old Lane notified investors in its multi-strategy hedge fund that they would have the opportunity to redeem their investments in the fund, without restriction, effective July 31, 2008. In April 2008, substantially all unaffiliated investors had notified Old Lane of their intention to redeem their investments. Based on the Company's expectation of the level of redemptions in the fund, the Company expected that the cash flows from the hedge fund management contract will be lower than previously estimated. The Company performed an impairment analysis of the intangible asset relating to the hedge fund management contract. As a result, an impairment loss of $202 million, representing the remaining unamortized balance of the intangible assets, was recorded in the first quarter of 2008 operating expenses in the results of the ICG segment. The fair value was estimated using a discounted cash flow approach.

(2)
Includes foreign exchange translation and purchase accounting adjustments.

(3)
See page 97 for the roll-forward of mortgage servicing rights.

12.   Debt

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings as follows:

In millions of dollars	June 30, 2008	December 31, 2007
Commercial paper
Citigroup Funding Inc.	$32,093	$34,939
Other Citigroup Subsidiaries	1,882	2,404

	$33,975	$37,343
Other short-term borrowings	80,470	109,145

Total short-term borrowings	$114,445	$146,488

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

Long-Term Debt

In millions of dollars	June 30, 2008	December 31, 2007
Citigroup Parent Company	$185,534	$171,637
Other Citigroup Subsidiaries(1)	165,898	187,657
Citigroup Global Markets Holdings Inc.(2)	21,164	31,401
Citigroup Funding Inc.(3)(4)	45,332	36,417

Total long-term debt	$417,928	$427,112

(1)
At June 30, 2008 and December 31, 2007, collateralized advances from the Federal Home Loan Bank are $84.5 billion and $86.9 billion, respectively.

(2)
Includes Targeted Growth Enhanced Term Securities (TARGETS) with no carrying value at June 30, 2008 and $48 million issued by TARGETS Trust XXIV at December 31, 2007 (the "CGMHI Trust"). CGMHI owned all of the voting securities of the CGMHI Trust. The CGMHI Trust had no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the CGMHI Trust's common securities. The CGMHI Trust's obligations under the TARGETS were fully and unconditionally guaranteed by CGMHI, and CGMHI's guarantee obligations were fully and unconditionally guaranteed by Citigroup.

(3)
Includes Targeted Growth Enhanced Term Securities (CFI TARGETS) with carrying values of $54 million and $55 million issued by TARGETS Trusts XXV and XXVI at June 30, 2008 and December 31, 2007, respectively, (collectively, the "CFI Trusts"). CFI owns all of the voting securities of the CFI Trusts. The CFI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the CFI TARGETS and the CFI Trusts' common securities. The CFI Trusts' obligations under the CFI TARGETS are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

(4)
Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $334 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1 and 2008-2 (collectively, the "Safety First Trusts") at June 30, 2008 and $301 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3 and 2007-4 at December 31, 2007. CFI owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the Safety First Trust Securities and the Safety First Trusts' common securities. The Safety First Trusts' obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        CGMHI has a syndicated five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $3.0 billion, which matures in 2011. CGMHI also has three-year and one-year bilateral facilities totaling $1.375 billion with unaffiliated banks with borrowings maturing on various dates in 2008 and 2009. At June 30, 2008, $800 million of the bilateral facilities were drawn.

        CGMHI also has committed long-term financing facilities with unaffiliated banks. At June 30, 2008, CGMHI had drawn down the full $2.075 billion available under these facilities, of which $1.08 billion is guaranteed by Citigroup. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

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

        Long-term debt at June 30, 2008 and December 31, 2007 includes $23.8 billion of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware. The trusts exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

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

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at June 30, 2008:

Trust securities with distributions guaranteed by Citigroup						Junior subordinated debentures owned by trust
					Common shares issued to parent
	Issuance date	Securities issued	Liquidation value	Coupon rate		Amount(1)	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	200,000	$200	7.625%	6,186	$206	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	24,000,000	600	6.000%	742,269	619	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIV	June 2006	22,600,000	565	6.875%	40,000	566	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	47,400,000	1,185	6.500%	40,000	1,186	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	64,000,000	1,600	6.450%	20,000	1,601	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	44,000,000	1,100	6.350%	20,000	1,101	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	500,000	995	6.829%	50	995	June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	49,000,000	1,225	7.250%	20	1,226	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	31,500,000	788	7.875%	20,000	788	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	3,500,000	3,500	8.300%	500	3,501	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXIX	Nov. 2007	1,875,000	1,875	6.320%	10	1,875	Mar. 15, 2041	Mar. 15, 2013
Citigroup Capital XXX	Nov. 2007	1,875,000	1,875	6.455%	10	1,875	Sept. 15, 2041	Sept. 15, 2013
Citigroup Capital XXXI	Nov. 2007	1,875,000	1,875	6.700%	10	1,875	Mar. 15, 2042	Mar. 15, 2014
Citigroup Capital XXXII	Nov. 2007	1,875,000	1,875	6.935%	10	1,875	Sept. 15, 2042	Sept. 15, 2014
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 07, 2033	Jan. 07, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$23,526			$23,688

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

13.   PREFERRED STOCK

        The following table summarizes the Company's Preferred stock outstanding at June 30, 2008 and December 31, 2007:

					Carrying Value (in millions of dollars)
				Convertible to approximate number of Citigroup common shares
	Dividend Rate	Redemption price per depositary share	Number of depositary shares		June 30, 2008	December 31, 2007
Series A(1)	7.000%	$50	137,600,000	217,569,501	$6,880	$—
Series B(1)	7.000%	50	60,000,000	94,870,422	3,000	—
Series C(1)	7.000%	50	20,000,000	31,623,474	1,000	—
Series D(1)	7.000%	50	15,000,000	23,717,605	750	—
Series E(2)	8.400%	1,000	6,000,000	—	6,000	—
Series F(3)	8.500%	25	81,600,000	—	2,040	—
Series J(1)	7.000%	50	9,000,000	14,230,563	450	—
Series K(1)	7.000%	50	8,000,000	12,649,389	400	—
Series L1(1)	7.000%	50	100,000	158,117	5	—
Series N(1)	7.000%	50	300,000	474,352	15	—
Series T(4)	6.500%	50	63,373,000	93,940,985	3,169	—
Series AA(5)	8.125%	25	148,600,000	—	3,715	—

				489,234,408	$27,424	$—

(1)
Issued on January 23, 2008 as depositary shares, each representing a 1/1000th interest in a share of the corresponding series of Non-Cumulative Convertible Preferred Stock. Redeemable in whole or in part on or after February 15, 2015. Convertible into Citigroup common stock at a conversion rate of approximately 1,581.1737 per share, which is subject to adjustment under certain conditions. The dividend of $0.88 per depositary share is payable quarterly when, as and if declared by the Company's Board of Directors. Redemption is subject to a capital replacement covenant.

(2)
Issued on April 28, 2008 as depositary shares, each representing a 1/25th interest in a share of the corresponding series of Fixed Rate/Floating Rate Non-Cumulative Preferred Stock. Redeemable in whole or in part on or after April 30, 2018. Dividends are payable semi-annually for the first 10 years until April 30, 2018 at $42.70 per depositary share and thereafter quarterly at floating rate when, as and if declared by the Company's Board of Directors.

(3)
Issued on May 13, 2008 and May 28, 2008 as depositary shares, each representing a 1/1000tth interest in a share of the corresponding series of Non-Cumulative Preferred Stock. Redeemable in whole or in part on or after June 15, 2013. The dividend of $0.53 per depositary share is payable quarterly when, as and if declared by the Company's Board of Directors.

(4)
Issued on January 23, 2008 and January 29, 2008 as depositary shares, each representing a 1/1000th interest in a share of the corresponding series of Non-Cumulative Convertible Preferred Stock. Redeemable in whole in or part on or after February 15, 2015. Convertible into Citigroup common stock at a conversion rate of approximately 1,482.3503 per share, which is subject to adjustment under certain conditions. The dividend of $0.81 per depositary share is payable quarterly when, as and if declared by the Company's Board of Directors. Redemption is subject to a capital replacement covenant.

(5)
Issued on January 25, 2008 as depositary shares, each representing a 1/1000tth interest in a share of the corresponding series of Non-Cumulative Preferred Stock. Redeemable in whole or in part on or after February 15, 2018. The dividend of $0.51 per depositary share is payable quarterly when, as and if declared by the Company's Board of Directors. Redemption is subject to a capital replacement covenant.

        If dividends are declared on Series E as scheduled, the impact from preferred dividends on earnings per share in the first and third quarters will be lower than the impact in the second and fourth quarters. All other series currently have a quarterly dividend declaration schedule.

14.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Changes in each component of "Accumulated Other Comprehensive Income (Loss)" for first and second quarters of 2008 were as follows:

In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2007	$471	$(772)	$(3,163)	$(1,196)	$(4,660)
Increase in net unrealized losses on investment securities, net of taxes(1)	(2,464)	—	—	—	(2,464)
Less: Reclassification adjustment for losses included in net income, net of taxes	77	—	—	—	77
Foreign currency translation adjustment, net of taxes(2)	—	1,273	—	—	1,273
Cash flow hedges, net of taxes(3)	—	—	(1,638)	—	(1,638)
Pension liability adjustment, net of taxes	—	—	—	31	31

Change	$(2,387)	$1,273	$(1,638)	$31	$(2,721)

Balance, March 31, 2008	$(1,916)	$501	$(4,801)	$(1,165)	$(7,381)
Increase in net unrealized losses on investment securities, net of taxes(4)	(1,418)	—	—	—	(1,418)
Less: Reclassification adjustment for losses included in net income, net of taxes	90	—	—	—	90
Foreign currency translation adjustment, net of taxes(5)	—	(162)	—	—	(162)
Cash flow hedges, net of taxes(6)	—	—	878	—	878
Pension liability adjustment, net of taxes	—	—	—	(56)	(56)

Change	$(1,328)	$(162)	$878	$(56)	$(668)

Balance, June 30, 2008	$(3,244)	$339	$(3,923)	$(1,221)	$(8,049)

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

(4)
Primarily related to foreign government securities, foreign marketable equity securities, and mortgage-backed securities activities.

(5)
Reflects, among other items, the movements in the Japanese yen, Mexican peso, Korean won, Brazilian real, and Indian rupee against the U.S. dollar, and changes in related tax effects.

(6)
Primarily reflects the increase in market interest rates during the second quarter of 2008 in Citigroup's pay-fixed/receive-floating swap programs hedging floating rate deposits and long-term debt.

15.   SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

        The Company primarily securitizes credit card receivables and mortgages. Other types of assets securitized include corporate debt instruments (in cash and synthetic form), auto loans, and student loans.

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. The Company provides and at times arranges for third parties to provide credit enhancement to the trusts, including cash collateral accounts, subordinated securities, liquidity facilities and letters of credit. As specified in some of the sale agreements, the net revenue collected each month is accumulated up to a predetermined maximum amount, and is available over the remaining term of that transaction to make payments of yield, fees, and transaction costs in the event that net cash flows from the receivables are not sufficient. Once the predetermined amount is reached, net revenue is recognized by the Citigroup subsidiary that sold the receivables.

        The Company provides a wide range of mortgage and other loan products to a diverse customer base. In connection with the securitization of these loans, the Company's U.S. Consumer business retains the servicing rights, which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the Company is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer, or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Institutional Clients Group retains servicing for a limited number of its mortgage securitizations.

        The following tables summarize selected cash flow information related to credit card, mortgage, and certain other securitizations for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008
In billions of dollars	Credit cards	U.S. Consumer mortgages	Institutional Clients Group mortgages	Other(1)
Proceeds from new securitizations	$9.1	$24.3	$3.2	$2.6
Proceeds from collections reinvested in new receivables	57.1	—	—	0.3
Contractual servicing fees received	0.5	0.4	—	—
Cash flows received on retained interests and other net cash flows	1.9	0.2	0.1	0.3

	Three Months Ended June 30, 2007
In billions of dollars	Credit cards	U.S. Consumer mortgages	Institutional Clients Group mortgages	Other(1)
Proceeds from new securitizations	$6.4	$29.6	$13.1	$11.6
Proceeds from collections reinvested in new receivables	55.8	—	—	0.8
Contractual servicing fees received	0.5	0.5	—	—
Cash flows received on retained interests and other net cash flows	2.1	—	—	—

	Six Months Ended June 30, 2008
In billions of dollars	Credit cards	U.S. Consumer mortgages	Institutional Clients Group mortgages	Other(1)
Proceeds from new securitizations	$19.1	$48.0	$5.2	$2.7
Proceeds from collections reinvested in new receivables	112.2	—	—	0.6
Contractual servicing fees received	1.0	0.8	—	—
Cash flows received on retained interests and other net cash flows	3.9	0.4	0.2	0.4

	Six Months Ended June 30, 2007
In billions of dollars	Credit cards	U.S. Consumer mortgages	Institutional Clients Group mortgages	Other(1)
Proceeds from new securitizations	$12.7	$56.5	$29.6	$24.7
Proceeds from collections reinvested in new receivables	107.7	—	—	1.3
Contractual servicing fees received	1.1	0.8	—	—
Cash flows received on retained interests and other net cash flows	4.2	0.1	—	—

(1)
Other includes student loans and other assets

        The Company recognized gains on securitizations of U.S. Consumer mortgages of $75 million and $52 million for the second quarters of 2008 and 2007, respectively, and $77 and $83 million for the six-month periods ended June 30, 2008 and 2007, respectively. In the second quarter of 2008 and 2007, the Company recorded gains (losses) of ($176) million and $243 million related to the securitization of credit card receivables, and $45 million and $578 million for the six months ended June 30, 2008 and 2007 respectively. Gains (losses) recognized on the securitization of Institutional Clients Group activities and other assets during the second quarter of 2008 and 2007 were $(1) million and $92 million, respectively, and $5 million and $106 million for the first six months ended June 30, 2008 and 2007, respectively.

        Key assumptions used for the securitization of credit cards, mortgages, and certain other assets during the second quarter of 2008 and 2007 in measuring the fair value of retained interests at the date of sale or securitization are as follows:

	Three Months Ended June 30, 2008
	Credit Cards	U.S. Consumer Mortgages	Institutional Clients Group mortgages	Other(1)
Discount rate	14.5% to 17.9%	12.4% to 15.3%	2.7% to 34.9%	10.6%
Constant prepayment rate	5.9% to 20.3%	3.6% to 6.1%	2.0% to 28.4%	7.8%
Anticipated net credit losses	5.1% to 6.8%	N/A	20% to 100%	0.5%

	Three Months Ended June 30, 2007
	Credit Cards	U.S. Consumer Mortgages	Institutional Clients Group mortgages	Other(1)
Discount rate	12.8% to 16.2%	11.1% to 14.9%	4.1% to 27.9%	10.2%
Constant prepayment rate	6.7% to 21.3%	5.1% to 9.6%	10.0% to 52.5%	3.8%
Anticipated net credit losses	3.4% to 5.9%	N/A	24.0% to 100.0%	0.2% to 0.5%

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

        At June 30, 2008, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Key Assumptions at June 30, 2008

	June 30, 2008
	Credit Cards	U.S. Consumer Mortgages(1)	Institutional Clients Group mortgages	Other(2)
Discount rate	14.5% to 17.9%	11.3%	2.7% to 34.9%	10.6% to 13.6%
Constant prepayment rate	5.9% to 20.3%	8.1%	2.0% to 28.4%	1.2% to 11.6%
Anticipated net credit losses	5.2% to 6.6%	N/A	20% to 100%	0.2% to 0.8%
Weighted average life	10.6 to 12.0 months	7 years	0 to 18.2 years	4.1 to 9.1 years

(1)
Includes mortgage servicing rights.

(2)
Other includes student loans and other assets.

	June 30, 2008
In millions of dollars	Credit cards	U.S. Consumer mortgages	Institutional Clients Group mortgages	Other(1)
Carrying value of retained interests	$12,126	$13,831	$2,135	$1,866

Discount Rates
Adverse change of 10%	$(74)	$(369)	$(78)	$(28)
Adverse change of 20%	(142)	(716)	(149)	(53)

Constant prepayment rate
Adverse change of 10%	$(196)	$(516)	$(13)	$(11)
Adverse change of 20%	(371)	(987)	(22)	(22)

Anticipated net credit losses
Adverse change of 10%	$(577)	$(20)	$(78)	$(7)
Adverse change of 20%	(1,148)	(39)	(135)	(14)

(1)
Other includes student loans and other assets. Sensitivity analysis excludes $660 million of retained interests that are valued using third-party quotations and thus are not dependent on proprietary valuation models.

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

In millions of dollars, except loans in billions	Jun. 30, 2008	Dec. 31, 2007
Loan amounts, at period end
On balance sheet	$90.8	$94.1
Securitized amounts	111.0	108.1
Loans held-for-sale	—	1.0

Total managed loans	$201.8	$203.2

Delinquencies, at period end
On balance sheet	$2,105	$1,937
Securitized amounts	2,163	1,864
Loans held-for-sale	—	14

Total managed delinquencies	$4,268	$3,815

Credit losses, net of recoveries, for the three months ended June 30,	2008	2007
On balance sheet	$1,417	$850
Securitized amounts	1,766	1,158
Loans held-for-sale	—	—

Total managed	$3,183	$2,008

Credit losses, net of recoveries, for the six months ended June 30,	2008	2007
On balance sheet	$2,669	$1,720
Securitized amounts	3,357	2,308
Loans held-for-sale	—	—

Total managed	$6,026	$4,028

Mortgage Servicing Rights

        The fair value of capitalized mortgage loan servicing rights (MSRs) was $8.9 billion and $10.1 billion at June 30, 2008 and 2007, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended June 30,
In millions of dollars
	2008	2007
Balance, beginning of period	$7,716	$8,832
Originations	424	534
Purchases	—	14
Changes in fair value of MSRs due to changes in inputs and assumptions	1,066	1,041
Transfer to Trading account assets	(59)	—
Other changes(1)	(213)	(349)

Balance, end of period	$8,934	$10,072

	Six Months Ended June 30,
In millions of dollars
	2008	2007
Balance, beginning of period	$8,380	$5,439
Originations	769	961
Purchases	1	3,133
Changes in fair value of MSRs due to changes in inputs and assumptions	505	1,166
Transfer to Trading account assets	(163)	—
Other changes(1)	(558)	(627)

Balance, end of period	$8,934	$10,072

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

        The fair value of the MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities, and purchased securities classified as trading. The amount of contractually specified servicing fees, late fees and ancillary fees earned were $420 million, $24 million and $17 million, respectively, for the quarter ended June 30, 2008, and $466 million, $25 million, and $17 million, respectively, for the second quarter of 2007. These fees are classified in the Consolidated Statement of Income as Commissions and Fees.

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

  •
  Provide credit enhancement in the form of letters of credit, guarantees, credit default swaps or total return swaps (where the Company receives the total return on certain assets held by the SPE);

  •
  Enter into interest rate, currency or other derivative contracts with the SPE;

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

        The following table summarizes the Company's involvement in QSPEs by business segment at June 30, 2008 and December 31, 2007:

	Assets of QSPEs		Retained interests
In million of dollars	June 30, 2008	Dec.31,(1) 2007	June 30, 2008	Dec. 31,(1) 2007
Global Consumer
Credit Cards	$122,192	$125,109	$12,126	$11,739
Mortgages	578,198	516,802	13,831	13,801
Other	16,287	14,882	951	981

Total	$716,677	$656,793	$26,908	$26,521

Institutional Clients Group
Mortgages	$96,903	$92,263	$2,135	$4,617
Municipal TOBs	9,237	10,556	660	817
DSC Securitizations and other	5,528	14,526	255	344

Total	$111,668	$117,345	$3,050	$5,778

Citigroup Total	$828,345	$774,138	$29,958	$32,299

(1)
Updated to conform to the current period's presentation.

Credit Card Master Trusts

        The Company securitizes credit card receivables through trusts which are established to purchase the receivables. Citigroup sells receivables into the QSPE trusts on a non-recourse basis. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. The Company relies on securitizations to fund a significant portion of its managed N.A. Cards business.

        Citigroup is a provider of liquidity facilities to the commercial paper programs of the two primary securitization trusts it transacts with. Both facilities are made available on market terms to each trust. With respect to the Palisades commercial paper program in the Omni Master Trust, Citibank (South Dakota), N. A. is the sole provider of a full liquidity facility. The liquidity facility requires Citibank (South Dakota), N.A. to purchase Palisades's commercial paper at maturity if the commercial paper does not roll over as long as there are available credit enhancements outstanding, typically in the form of subordinated notes. The Palisades liquidity commitment amounted to $9.5 billion at June 30, 2008 and $7.5 billion at December 31, 2007. During the 2008 second quarter, Citibank (South Dakota) N.A. also became the sole provider of a full liquidity facility to the Dakota commercial program of the Citibank Master Credit Card Trust. This facility requires Citibank (South Dakota) N.A. to purchase Dakota commercial paper at maturity if the commercial paper does not roll over as long as there are available credit enhancements outstanding, typically in the form of subordinated notes. The Dakota liquidity commitment amounted to $9.0 billion at June 30, 2008.

Mortgage and Other Consumer Loan Securitization Vehicles

        The Company's Consumer business provides a wide range of mortgage and other consumer loan products to its customers. Once originated, the Company often securitizes these loans (primarily mortgage and student loans) through the use of QSPEs. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. These mortgage and student loan securitizations are primarily non-recourse to the Company, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. However, the Company generally retains the servicing rights and a residual interest in future cash flows from the trusts.

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

Mortgage Loan Securitizations

        Institutional Clients Group is active in structuring and underwriting residential and commercial mortgage-backed securitizations. In these transactions, the Company or its customer transfers loans into a bankruptcy-remote SPE. These SPEs are designed to be QSPEs as described above. The Company may hold residual interests and other securities issued by the SPEs until they can be sold to independent investors, and makes a market in those securities on an ongoing basis. The Company sometimes retains servicing rights for certain entities. These securities are held as trading assets on the balance sheet, are managed as part of the Company's trading activities, and are marked—to-market with most changes in value recognized in earnings. The table above shows the assets and retained interests for mortgage QSPEs in which the Company acted as principal in transferring mortgages to the QSPE.

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

  •
  Retaining any amount of debt financing (e.g., loans, notes, bonds, or other debt instruments) or an equity investment (e.g., common shares, partnership interests, or warrants) in any VIE where the Company has assisted with the structure of the transaction;

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

        The following tables summarize the Company's significant involvement in VIEs in millions of dollars:

	As of June 30, 2008
			Maximum exposure to loss in significant unconsolidated VIEs(2)
			Funded exposures		Unfunded exposures
	Consolidated VIE assets	Significant unconsolidated VIE assets(1)	Debt investments	Equity investments	Funding Commitments	Guarantees and derivatives
Consumer Banking
Mortgages	$63	$—	$—	$—	$—	$—
Leasing	—	—	—	—	—	—
Other	1,645	—	—	—	—	—

Total	$1,708	$—	$—	$—	$—	$—

Institutional Clients Group
Citi-administered asset-backed commercial paper conduits (ABCP)	$—	$70,472	$—	$—	$70,472	$—
Third-party commercial paper conduits	—	26,455	3	—	1,490	18
Collateralized debt obligations (CDOs)	17,735	26,068	1,807	—	—	1,271
Collateralized loan obligations (CLOs)	39	23,041	2,308	—	442	290
Asset-based financing	4,252	117,965	32,874	45	7,468	135
Municipal securities tender option bond trusts (TOBs)	15,645	16,152	1,111	20	9,510	4,090
Municipal investments	907	14,771	—	1,571	1,121	—
Client intermediation	4,385	10,796	2,329	—	—	—
Structured investment vehicles	34,796	—	—	—	—	—
Investment funds	4,913	11,297	—	637	—	—
Other	12,547	14,303	1,212	406	396	2

Total	$95,219	$331,320	$41,644	$2,679	$90,899	$5,806

Global Wealth Management
Investment funds	$496	$41	$36	$—	$5	$—

Corporate/Other
Trust Preferred Securities	$—	$23,819	$—	$162	$—	$—

Total Citigroup	$97,423	$355,180	$41,680	$2,841	$90,904	$5,806

(1)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant as discussed on page 99, regardless of the likelihood of loss or the notional amount of exposure.

(2)
The definition of maximum exposure to loss is included in the text that follows.

As of June 30, 2008 (continued)
Maximum exposure to loss in significant unconsolidated VIEs (continued)	As of December 31, 2007(1)
Total maximum exposure	Consolidated VIE assets	Significant unconsolidated VIE assets(2)	Maximum exposure to loss in significant unconsolidated VIE assets(3)
$—	$63	$—	$—
—	35	—	—
—	1,385	—	—

$—	$1,483	$—	$—

$70,472	$—	$72,558	$72,558
1,511	—	27,021	2,154
3,078	22,312	51,794	13,979
3,040	1,353	21,874	4,762
40,522	4,468	91,604	34,297
14,731	17,003	22,570	17,843
2,692	53	13,662	2,711
2,329	2,790	9,593	1,643
—	58,543	—	—
637	140	11,282	212
2,016	12,809	10,560	1,882

$141,028	$119,471	$332,518	$152,041

$41	$604	$52	$45

$162	$—	$23,756	$162

$141,231	$121,558	$356,326	$152,248

(1)
Reclassified to conform to the current period's presentation.

(2)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(3)
The definition of maximum exposure to loss is included in the text that follows.

        These tables do not include:

  •
  Certain venture capital investments made by some of the Company's private equity subsidiaries, as the Company accounts for these investments in accordance with the AICPA Investment Company Audit Guide;

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

Consolidated VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations:

In billions of dollars	June 30, 2008	December 31, 2007
Cash	$8.6	$12.3
Trading account assets	61.5	87.3
Investments	21.7	15.0
Loans	2.2	2.2
Other assets	3.4	4.8

Total assets of consolidated VIEs	$97.4	$121.6

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

Third-Party Conduits

        The Company also provides liquidity facilities to single-and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. The notional amount of these facilities is approximately $1.7 billion as of June 30, 2008, and $2.2 billion as of December 31, 2007. The conduits received $3 million of funding as of June 30, 2008, compared to zero as of December 31, 2007.

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

Asset-Based Financing

        The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company, and related loan loss reserves are reported as part of the Company's Allowance for loan losses. Financing in the form of debt securities or derivatives is, in most circumstances, reported in Trading account assets and accounted for at fair value with changes in value reported in earnings.

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

        The Company sponsors three kinds of TOB trusts: customer TOB trusts, proprietary TOB trusts, and QSPE TOB trusts. Customer TOB trusts are trusts through which customers finance investments in municipal securities and are not consolidated by the Company. Proprietary and QSPE TOB trusts, on the other hand, provide the Company with the ability to finance its own investments in municipal securities. Proprietary TOB trusts are generally consolidated, in which case the financing (the Floaters) is recognized on the Company's balance sheet as a liability. However, certain proprietary TOB trusts, the Residuals of which are held by hedge funds that are consolidated and managed by the Company, are not consolidated by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge funds (and, thus, are not consolidated by the Company) under the application of the AICPA Investment Company Audit Guide, which precludes consolidation of owned investments. In accordance with the Audit Guide, the hedge funds report their investments in the Residuals at fair value with changes in value included in earnings. The Company consolidates the hedge funds because the Company holds controlling financial interests in the hedge funds. Certain of the Company's equity investments in the hedge funds are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge fund. QSPE trusts provide the Company with the same exposure as proprietary TOB trusts and are not consolidated by the Company. The Company's residual interests in QSPE TOB trusts are evaluated for bifurcation in accordance with SFAS 133. Any embedded derivatives are separately reported at fair value, while the debt host contracts are classified as available-for-sale securities.

        The total assets of the three categories of TOB trusts as of June 30, 2008 and December 31, 2007 are as follows:

In billions of dollars	June 30, 2008	December 31, 2007
TOB trust type
Customer TOB Trusts (Not consolidated)	$9.5	$17.6
Proprietary TOB Trusts (Consolidated and Non- consolidated)	$22.2	$22.0
QSPE TOB Trusts (Not consolidated)	$9.2	$10.6

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

        On February 12, 2008, Citigroup finalized the terms of the support facilities, which take the form of a commitment to provide $3.5 billion of mezzanine capital to the SIVs in the event the market value of their junior notes approaches zero. At June 30, 2008, $3.4 billion has been drawn in aggregate by the SIVs under the support facilities.

Investment Funds

        The Company is the investment manager for certain VIEs that invest in various asset classes including private equity, hedge funds, real estate, fixed income and infrastructure. The Company earns a management fee, which is a percentage of capital under management, and may earn performance fees. In addition, for some of these funds, the Company has an ownership interest in the investment funds. As of June 30, 2008 and December 31, 2007 the total amount invested in these funds was $0.6 billion and $0.2 billion, respectively.

        The Company has also established a number of investment funds as opportunities for qualified employees to invest in private equity investments. The Company acts as investment manager to these funds and may provide employees with financing on both a recourse and non-recourse basis for a portion of the employees' investment commitments.

Certain Fixed Income Funds Managed by Institutional Clients Group

Falcon multi-strategy fixed income funds

        On February 20, 2008, the Company entered into a $500 million credit facility with the Falcon multi-strategy fixed income funds (the "Falcon funds") managed by Institutional Clients Group. As a result of providing this facility, the Company became the primary beneficiary of the Falcon funds and consolidated the assets and liabilities in its Consolidated Balance Sheet. At June 30, 2008, the total assets of the Falcon funds were approximately $3 billion.

ASTA/MAT municipal funds

        On March 3, 2008, the Company made an equity investment of $661 million (under a $1 billion commitment) which provides for gain sharing with unaffiliated investors, in the Municipal Opportunity Funds (MOFs). The MOFs are funds managed by Institutional Clients Group that make leveraged investments in tax-exempt municipal bonds and accept investments through feeder funds known as ASTA and MAT. As a result of the Company's equity commitment, the Company became the primary beneficiary of the MOFs and consolidated the assets and liabilities in its Consolidated Balance Sheet. At June 30, 2008, the total assets of the MOFs were approximately $2 billion.

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

16.   DERIVATIVES ACTIVITIES

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

        As of June 30, 2008, and December 31, 2007, the amount of payables in respect of cash collateral received that was netted with unrealized gains from derivatives was $27 billion and $26 billion, respectively, while the amount of receivables in respect of cash collateral paid that was netted with unrealized losses from derivatives was $35 billion and $37 billion, respectively.

        If certain hedging criteria specified in SFAS 133 are met, including testing for hedge effectiveness, special hedge accounting may be applied. The hedge-effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships. For fair-value hedges, the changes in value of the hedging derivative, as well as the changes in value of the related hedged item, due to the risk being hedged, are reflected in current earnings. For cash-flow hedges and net-investment hedges, the changes in value of the hedging derivative are reflected in Accumulated other comprehensive income (loss) in stockholders' equity to the extent the hedge was effective. Hedge ineffectiveness, in either case, is reflected in current earnings.

        Continuing with the example referred to above, for Asset/Liability Management Hedging, the fixed-rate long-term debt may be recorded at amortized cost under current U.S. GAAP. However, by electing to use SFAS 133 hedge accounting, the carrying value of this note is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings. The related interest-rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, an economic hedge, which does not meet the SFAS 133 hedging criteria, would involve only recording the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings. The debt would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts that cause the change in the swap's value and the underlying yield of the debt. This type of hedge is undertaken when SFAS 133 hedge requirements cannot be achieved or management decides not to apply SFAS 133 hedge accounting. Another alternative for the Company would be to elect to carry the note at fair value under SFAS 159. Once the irrevocable election is made upon issuance of the note, the full change in fair value of the note would be reported in earnings. The related interest rate swap, with changes in fair value also reflected in earnings, provides a natural offset to the note's fair value change. To the extent the two offsets would not be exactly equal, the difference would be reflected in current earnings. This type of economic hedge is undertaken when the Company prefers to follow this simpler method that achieves similar financial statement results to an SFAS 133 fair-value hedge.

Fair-value hedges

  •
  Hedging of benchmark interest rate risk—Citigroup hedges exposure to changes in the fair value of fixed-rate financing transactions, including liabilities related to outstanding debt, borrowings and time deposits. The fixed cash flows from those financing transactions are converted to benchmark variable-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. Typically these fair-value hedge relationships use dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis.

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

  •
  Hedging of foreign exchange risk—Citigroup locks in the functional currency equivalent of cash flows of various balance sheet liability exposures, including deposits, short-term borrowings and long-term debt (and the forecasted issuances or rollover of such items) that are denominated in a currency other than the functional currency of the issuing entity. Depending on the risk management objectives, these types of hedges are designated as either cash-flow hedges of only foreign exchange risk or cash-flow hedges of both foreign exchange and interest-rate risk. The hedging instruments used are foreign-exchange forward contracts, cross-currency swaps and foreign-currency options. For some hedges, Citigroup matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis to eliminate hedge ineffectiveness. Citigroup does not exclude any terms from consideration when applying the matched terms method. To the extent all terms are not perfectly matched, any ineffectiveness is measured using the "hypothetical derivative method" from FASB Derivative Implementation Group Issue G7. Efforts are made to match up the terms of the hypothetical and actual derivatives used as closely as possible. As a result, the amount of hedge ineffectiveness is not significant even when the terms do not match perfectly.

  •
  Hedging the overall changes in cash flows—In situations where the contractual rate of a variable-rate asset or liability is not a benchmark rate, Citigroup designates the risk of overall changes in cash flows as the hedged risk. Citigroup primarily hedges variability in the total cash flows related to non-benchmark-rate-based liabilities and uses receive-variable, pay-fixed interest rate swaps as the hedging instrument. These cash flow hedging relationships use regression analysis to assess effectiveness at inception and on an ongoing basis.

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

        For derivatives used in net-investment hedges, Citigroup follows the forward rate method from FASB Derivative Implementation Group Issue H8. According to that method, all changes in fair value, including changes related to the forward rate component of the foreign-currency forward contracts and the time value of foreign currency option, are recorded in the cumulative translation adjustment account. For foreign- currency-denominated debt instruments that are designated as hedges of net investments, the translation gain or loss that is recorded in the cumulative translation adjustment account is based on the spot exchange rate between the functional currency of the respective subsidiary and the U.S. dollar, which is the functional currency of Citigroup. To the extent the notional amount of the hedging instrument exactly matches the hedged net investment, and the underlying exchange rate of the derivative hedging instrument relates to the exchange rate between the functional currency of the net investment and Citigroup's functional currency, (or, in the case of the non-derivative debt instrument, such instrument is denominated in the functional currency of the net investment) no ineffectiveness is recorded in earnings.

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

        The following table summarizes certain information related to the Company's hedging activities for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars
	2008	2007	2008	2007
Fair value hedges
Hedge ineffectiveness recognized in earnings	$35	$(9)	$84	$8
Net gain excluded from assessment of effectiveness	23	173	140	255
Cash flow hedges
Hedge ineffectiveness recognized in earnings	(5)	—	(15)	—
Net gain (loss) excluded from assessment of effectiveness	3	—	(3)	—
Net investment hedges
Net (loss) included in foreign currency translation adjustment within Accumulated other comprehensive income	$(311)	$(121)	$(477)	$(144)

        For cash-flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affects earnings.

        The change in Accumulated other comprehensive income (loss) from cash-flow hedges for the three and six months ended June 30, 2008 and 2007 can be summarized as follows (after-tax):

In millions of dollars	2008	2007
Beginning balance, January 1	$(3,163)	$(61)
Net (loss) from cash flow hedges	(1,833)	(347)
Net amounts reclassified to earnings	195	(92)

Ending balance, March 31	$(4,801)	$(500)

Net gain from cash flow hedges	$752	$1,127
Net amounts reclassified to earnings	126	(81)

Balance at June 30	$(3,923)	$546

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

17.   FAIR VALUE (SFAS 155, SFAS 156, SFAS 157, and SFAS 159)

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

        The Company also has elected the fair value accounting provisions permitted under FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155), and FASB Statement No 156, "Accounting for Servicing of Financial Assets" (SFAS 156) for certain assets and liabilities. In accordance with SFAS 155, which was primarily adopted on a prospective basis, hybrid financial instruments—such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as certain interest-only instruments may be accounted for at fair value if the Company makes an irrevocable election to do so on an instrument-by-instrument basis. The changes in fair value are recorded in current earnings. Additional discussion regarding the applicable areas in which SFAS 155 was adopted is presented below.

        SFAS 156 requires all servicing rights to be recognized initially at fair value. At its initial adoption, the standard permits a one-time irrevocable election to re-measure each class of servicing rights at fair value, with the changes in fair value recorded in current earnings. The classes of servicing rights are identified based on the availability of market inputs used in determining their fair values and the methods for managing their risks. The Company has elected fair-value accounting for its mortgage and student loan classes of servicing rights. The impact of adopting this standard was not material. See Note 15 on page 95 for further discussions regarding the accounting and reporting of mortgage servicing rights.

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

        Where the Company's principal market for a portfolio of loans is the securitization market, the Company uses the securitization price to determine the fair value of the portfolio. The securitization price is determined from the assumed proceeds of a hypothetical securitization in the current market, adjusted for transformation costs (i.e., direct costs other than transaction costs) and securitization uncertainties such as market conditions and liquidity. As a result of the severe reduction in the level of activity in certain securitization markets since the second half of 2007, observable securitization prices for certain directly comparable portfolios of loans have not been readily available. Therefore, such portfolios of loans are generally classified within Level 3 of the fair value hierarchy. However, for other loan securitization markets, such as those related to conforming prime fixed rate and conforming adjustable-rate mortgage loans, pricing verification of the hypothetical securitizations has been possible, since these markets have remained active. Accordingly, these loan portfolios are classified as Level 2 within the fair value hierarchy.

Trading Account Assets and Liabilities—Derivatives

        Exchange-traded derivatives are generally fair valued using quoted market (i.e., exchange) prices and so are classified within Level 1 of the fair-value hierarchy.

        The majority of derivatives entered into by the Company are executed over the counter and so are valued using internal valuation techniques as no quoted market prices exist for such instruments. The valuation techniques and inputs depend on the type of derivative and the nature of the underlying instrument. The principal techniques used to value these instruments are discounted cash flows, Black-Scholes and Monte Carlo simulation. The fair values of derivative contracts reflect cash the Company has paid or received (for example, option premiums paid and received).

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

        Citigroup's net CDO super senior subprime direct exposures, $18.1 billion at June 30, 2008, are Level 3 assets and are subject to valuation based on significant unobservable inputs. Accordingly, fair value of these exposures is based on estimates of the future cash flows from the mortgage loans underlying the assets of the ABS CDOs. To determine the performance of the underlying mortgage loan portfolios, the Company estimates the prepayments, defaults and loss severity based on a number of macro-economic factors, including housing price changes, unemployment rates and interest rates and borrower and loan attributes, such as age, credit scores, documentation status, loan-to-value (LTV) ratios, and debt-to-income (DTI) ratios. The model is calibrated using available mortgage loan information including historical loan performance. In addition, the methodology estimates the impact of geographic concentration of mortgages, and the impact of reported fraud in the origination of subprime mortgages. An appropriate discount rate is then applied to the cash flows generated for each super senior ABS CDO tranche, in order to estimate its current fair value.

        When necessary, the valuation methodology used by Citigroup is refined and the inputs used for the purposes of estimation are modified, in part, to reflect ongoing market developments. More specifically, two refinements were made during the first quarter of 2008: a more direct method of calculating estimated housing-price changes and a more refined method for calculating the discount rate. During the fourth quarter 2007, housing-price changes were estimated using a series of factors including projected national housing-price changes. During the first quarter of 2008, housing-price changes were estimated using a forward looking projection based on the S&P Case-Shiller Home Price Index. This change facilitates a more direct estimation of subprime house price changes. Prior to the first quarter of 2008, the discount rate used was based on observable CLO spreads applicable to the assumed rating of each ABS CDO super senior tranche. During the first and second quarters of 2008, the discount rate was based on a weighted average combination of the implied spreads from single named ABS bond prices, ABX indices and CLO spreads depending on vintage and asset types. This refinement was made, in part, in response to the combination of continuing rating agency downgrades of RMBS and ABS CDOs and the absence of observable CLO spreads at the resulting rating levels.

        Consistent with the first quarter of 2008, the second quarter housing-price changes were estimated using a forward-looking projection based on the S&P Case-Shiller Home Price Index. In addition, during the second quarter of 2008, the discount rates continued to be based on a weighted average combination of the implied spreads from single named ABS bond prices, ABX indices and CLO spreads depending on vintage and asset types.

        The primary drivers that currently impact the super senior valuations are the discount rates used to calculate the present value of projected cash flows and projected mortgage loan performance.

        Given the above, the Company's CDO super senior subprime direct exposures were classified in Level 3 of the fair-value hierarchy.

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

        Also included in investments are nonpublic investments in private equity and real estate entities held by the Securities and Banking business. Determining the fair value of nonpublic securities involves a significant degree of management resources and judgment as no quoted prices exist and such securities are generally very thinly traded. In addition, there may be transfer restrictions on private equity securities. The Company uses an established process for determining the fair value of such securities, using commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry specific non-earnings-based multiples and discounted cash flow models. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances, or other observable transactions.

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

Auction Rate Securities

        Auction Rate Securities (ARS) are long-term municipal bonds, corporate bonds, securitizations and preferred stocks with interest rates or dividend yields that are re-set through periodic auctions. The coupon paid in the current period is based on the rate determined by the prior auction. In the event of an auction failure, ARS holders receive a 'fail rate' coupon, which is specified by the original issue documentation of each ARS.

        Where insufficient orders to purchase all of the ARS issue to be sold in an auction were received, the primary dealer or auction agent would traditionally have purchased any residual unsold inventory (without a contractual obligation to do so). This residual inventory would then be repaid through subsequent auctions, typically in a short timeframe. Due to this auction mechanism and generally liquid market, ARS have historically traded and were valued as short-term instruments.

        Citigroup acted in the capacity of primary dealer for approximately $72 billion of ARS and continued to purchase residual unsold inventory in support of the auction mechanism until mid-February 2008. After this date, liquidity in the ARS market deteriorated significantly, auctions failed due to a lack of bids from third-party investors, and Citigroup ceased to purchase unsold inventory. Following a number of ARS refinancings, at June 30, 2008, Citigroup continued to act in the capacity of primary dealer for approximately $48 billion of outstanding ARS.

        The Company classifies its ARS as trading securities and accounts for them on a fair value basis with all changes in fair value recorded in earnings.

        Prior to our first auction failing in the first quarter of 2008, Citigroup valued ARS based on observation of auction market prices, because the auctions had a short maturity period (7, 28, and 35 days). This generally resulted in valuations at par. Once the auctions failed, ARS could no longer be valued using observation of auction market prices. Accordingly, the fair value of ARS is currently estimated using internally developed discounted cash flow valuation techniques specific to the nature of the assets underlying each ARS.

        For ARS with U.S. municipal securities as underlying assets, future cash flows are estimated based on the terms of the securities underlying each individual ARS and discounted at an estimated discount rate in order to estimate the current fair value. The key assumptions that impact the ARS valuations are estimated prepayments and re-financings, estimated fail rate coupons (i.e., the rate paid in the event of auction failure, which varies according to the current credit rating of the issuer), and the discount rate used to calculate the present value of projected cash flows. The discount rate used for each ARS is based on rates observed for straight issuances of other municipal securities. In order to arrive at the appropriate discount rate, these observed rates were adjusted upwards to factor in the specifics of the ARS structure being valued, such as callability, and the illiquidity in the ARS market.

        For ARS with student loans as underlying assets, future cash flows are estimated based on the terms of the loans underlying each individual ARS, discounted at an appropriate discount rate in order to estimate the current fair value. The key assumptions that impact the ARS valuations are the expected weighted average life of the structure, estimated fail rate coupons, the amount of leverage in each structure, and the discount rate used to calculate the present value of projected cash flows. The discount rate used for each ARS is based on rates observed for vanilla securitizations of student loans with similar maturities to the loans underlying each ARS being valued. In order to arrive at the appropriate discount rate, these observed rates were adjusted upwards to factor in the specifics of the ARS structure being valued, such as callability, and the illiquidity in the ARS market.

        During the first quarter of 2008, ARS for which the auctions failed and where no secondary market has developed were moved to Level 3, as the assets were subject to valuation using significant unobservable inputs. These ARS continued to be classified in Level 3 throughout the second quarter of 2008.

Alt-A Mortgage Securities

        The Company reports Alt-A mortgage securities in Trading account assets and available-for-sale Investments. In both cases the securities are recorded at fair value with changes in fair value reported in current earnings and OCI, respectively. For these purposes, Alt-A mortgage securities are non-agency residential mortgage-backed securities (RMBS) where: (1) the underlying collateral has weighted average FICO scores between 680 and 720 or, (2) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.

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

        The fair value of investments in entities that hold commercial real estate loans or commercial real estate directly is determined using a similar methodology to that used for other non-public investments in real estate held by Securities and Banking business. The Company uses an established process for determining the fair value of such securities, using commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry specific non-earnings-based multiples and discounted cash flow models. In determining the fair value of such investments, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances, or other observable transactions. Such investments are generally classified in Level 3 of the fair value hierarchy.

Fair-Value Elections

        The following table presents, as of June 30, 2008, those positions selected for fair-value accounting in accordance with SFAS 159, SFAS 156, and SFAS 155, as well as the changes in fair value for the six months ended June 30, 2008 and June 30, 2007.

		Changes in fair value gains (losses)
		Year-to-Date 2008		Year-to-Date 2007
In millions of dollars	June 30, 2008	Principal transactions	Other	Principal transactions	Other
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell, securities borrowed(1)	$69,730	$120	$—	$(38)	$—

Trading account assets:
Legg Mason convertible preferred equity securities originally classified as available-for-sale	$—	$(13)	$—	$28	$—
Selected letters of credit hedged by credit default swaps or participation notes	8	(2)	—	(1)	—
Certain credit products	23,545	(1,172)	—	180	—
Certain hybrid financial instruments	61	3	—	—	—
Retained interests from asset securitizations	5,861	307	—	201	—

Total trading account assets	$29,475	$(877)	$—	$408	$—

Investments:
Certain investments in private equity and real estate ventures	$695	$—	$(12)	$—	$22
Certain equity method investments	1,318	—	(110)	—	94
Other	346	—	(20)	—	6

Total investments	$2,359	$—	$(142)	$—	$122

Loans:
Certain credit products	$2,445	$63	$—	$33	$—
Certain mortgage loans	26	—	(8)	—	—
Certain hybrid financial instruments	548	(3)	—	$(66)	—

Total loans	$3,019	$60	$(8)	$(33)	$—

Other assets:
Mortgage servicing rights	$8,934	$—	$964	$—	$1,166
Certain mortgage loans	6,426	$—	$(114)	—	—

Total other assets	$15,360	$—	$850	$—	$—

Total	$119,943	$(697)	$700	$337	$1,288

Liabilities
Interest-bearing deposits:
Certain structured liabilities	$335	$10	$—	$3	$—
Certain hybrid financial instruments	3,406	258	—	46	—

Total interest-bearing deposits	$3,741	$268	$—	$49	$—

Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase, securities loaned(1)	$154,238	$(10)	$—	$42	$—

Trading account liabilities:
Certain hybrid financial instruments	$10,893	$1,058	$—	$(233)	$—

Short-term borrowings:
Certain non-collateralized short-term borrowings	$4,071	$9	$—	$15	$—
Certain hybrid financial instruments	3,714	69	—	18	—
Certain structured liabilities	4	—	—	—	—
Certain non-structured liabilities	139	—	—	—	—

Total short-term borrowings	$7,928	$78	$—	$33	$—

Long-term debt:
Certain structured liabilities	$3,378	$230	$—	$80	$—
Certain non-structured liabilities	33,710	2,423	—	41	—
Certain hybrid financial instruments	23,722	713	—	710	—

Total long-term debt	$60,810	$3,366	$—	$831	$—

Total	$237,610	$4,760	$—	$722	$—

(1)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements."

        The fair value of liabilities for which the fair-value option was elected (other than non-recourse and similar liabilities such as the liabilities of the SIVs consolidated by the Company), was impacted by the widening of the Company's credit spread. The estimated change in the fair value of these liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a loss of $228 million and a gain of $51 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and a gain of $1,051million and $182 million for the six months ended June 30, 2008 and June 30, 2007, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current observable credit spreads into the relevant valuation technique used to value each liability as described above.

Impact on Retained earnings of certain fair-value elections in accordance with SFAS 159

        Detailed below are the December 31, 2006 carrying values prior to adoption of SFAS 159, the transition adjustments booked to opening Retained earnings and the fair values (that is, the carrying values at January 1, 2007 after adoption) for those items that were selected for fair-value option accounting and that had an impact on Retained earnings:

In millions of dollars	December 31, 2006 (carrying value prior to adoption)	Cumulative-effect adjustment to January 1, 2007 retained earnings— gain (loss)	January 1, 2007 fair value (carrying value after adoption)
Legg Mason convertible preferred equity securities originally classified as available-for-sale(1)	$797	$(232)	$797
Selected portfolios of securities purchased under agreements to resell(2)	167,525	25	167,550
Selected portfolios of securities sold under agreements to repurchase(2)	237,788	40	237,748
Selected non-collateralized short-term borrowings	3,284	(7)	3,291
Selected letters of credit hedged by credit default swaps or participation notes	—	14	14
Various miscellaneous eligible items(1)	96	3	96

Pretax cumulative effect of adopting fair value option accounting		$(157)
After-tax cumulative effect of adopting fair value option accounting		(99)

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

        During the first quarter of 2008, the Company sold the remaining 8.4 million Legg shares at a pretax loss of $10.3 million ($6.7 million after-tax).

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

        The cumulative effect of $58 million pretax ($37 million after-tax) from adopting the fair-value option for the U.S. and U.K. portfolios was recorded as an increase in the January 1, 2007 Retained earnings balance. The June 30, 2008 and December 31, 2007 net balances of $69.7 billion and $84.3 billion, respectively, for Securities purchased under agreements to resell and Securities borrowed, and $154.2 billion and $199.9 billion for Securities sold under agreements to repurchase and Securities loaned are included as such in the Consolidated Balance Sheet. The uncollateralized short-term borrowings of $4.1 billion and $5.1billion as of June 30, 2008 and December 31, 2007, respectively, are recorded in that account in the Consolidated Balance Sheet.

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

Selected letters of credit and revolving loans hedged by credit default swaps or participation notes

        The Company has elected fair-value accounting for certain letters of credit that are hedged with derivative instruments or participation notes. Upon electing the fair-value option, the related portions of the allowance for loan losses and the allowance for unfunded lending commitments were reversed. Citigroup elected the fair-value option for these transactions because the risk is managed on a fair-value basis and to mitigate accounting mismatches.

        The cumulative effect of $14 million pretax ($9 million after-tax) of adopting fair-value option accounting was recorded as an increase in the January 1, 2007 Retained earnings balance. The change in fair value, as well as the receipt of related fees, were reported as Principal transactions in the Company's Consolidated Statement of Income.

        The notional amount of these unfunded letters of credit was $1.4 billion as of June 30, 2008 and December 31, 2007. The amount funded was insignificant with no amounts 90 days or more past due or on a non-accrual status at June 30, 2008 and December 31, 2007.

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

        The balances for these loan products, which are classified in Trading account assets or Loans, were $23.5 billion and $2.4 billion as of June 30, 2008, and $26.0 billion and $3.0 billion as of December 31, 2007, respectively. The aggregate unpaid principal balances exceeded the aggregate fair values by $549 million and $894 million as of June 30, 2008 and December 31, 2007, respectively. $191 million and $186 million of these loans were on a non-accrual basis as of June 30, 2008 and December 31, 2007, respectively. For those loans that are on a non-accrual basis, the aggregate unpaid principal balances exceeded the aggregate fair values by $11 million as of June 30, 2008 and $68 million as of December 31, 2007.

        In addition, $188 million and $141 million of unfunded loan commitments related to certain credit products selected for fair-value accounting were outstanding as of June 30, 2008 and December 31, 2007, respectively.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on trading account assets or loans depending on their balance sheet classifications. The changes in fair value for the six months ended June 30, 2008 due to instrument-specific credit risk totaled to a loss of $25 million.

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

        These investments, which totaled $695 million and $539 million as of June 30, 2008 and December 31, 2007, respectively, are classified as Investments on Citigroup's Consolidated Balance Sheet. Changes in the fair values of these investments are classified in Other revenue in the Company's Consolidated Statement of Income.

Certain structured liabilities

        The Company has elected the fair-value option for certain structured liabilities whose performance is linked to structured interest rates, inflation or currency risks ("structured liabilities").

        The Company has elected the fair-value option for structured liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair-value basis. These positions will continue to be classified as debt, deposits or derivatives according to their legal form on the Company's Consolidated Balance Sheet. The balances for these structured liabilities, which are classified as Interest-bearing deposits and Long-term debt on the Consolidated Balance Sheet, are $335 million and $3.4 billion as of June 30, 2008 and $264 million and $3.0 billion as of December 31, 2007.

        For those structured liabilities classified as Long-term debt for which the fair-value option has been elected, the aggregate unpaid principal balance exceeds the aggregate fair value of such instruments by $64 million as of June 30, 2008 and $7 million as of December 31, 2007.

        The change in fair value for these structured liabilities is reported in Principal transactions in the Company's Consolidated Statement of Income.

        Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

Certain non-structured liabilities

        The Company has elected the fair-value option for certain non-structured liabilities with fixed and floating interest rates ("non-structured liabilities"). The Company has elected the fair-value option where the interest-rate risk of such liabilities is economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be fair valued. The election has been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Short-term borrowings and Long-term debt on the Company's Consolidated Balance Sheet. The balances of these short-term and long-term non-structured liabilities as of June 30, 2008 were $139 million and, $33.7 billion and, as of December 31, 2007 were $4.8 billion and $49.1 billion, respectively.

        The majority of these non-structured liabilities are a result of the Company's election of the fair value option for liabilities associated with the consolidation of CAI's Structured Investment Vehicles (SIVs) during the fourth quarter of 2007. The change in fair values of the SIV's liabilities reported in earnings was $62 million for the quarter ended June 30, 2008.

        For these non-structured liabilities classified as Long-term debt for which the fair-value option has been elected, the aggregate unpaid principal balance exceeds the aggregate fair value of such instruments by $623 million as of June 30, 2008 while the aggregate fair value exceeded the aggregate unpaid principal by $434 million as of December 31, 2007.

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

        These fund investments, which totaled $1.3 billion as of June 30, 2008 and $1.1 billion as of December 31, 2007, are classified as Investments on the Consolidated Balance Sheet. Changes in the fair values of these investments are classified in other revenue in the Consolidated Statement of Income.

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

        The balance of these mortgage loans held-for-sale, which were classified as Other assets as of June 30, 2008, was $6.4 billion. As of December 31, 2007, the balance was $6.4 billion. The aggregate fair value exceeded the unpaid principal balances by $17 million as of June 30, 2008 and $136 million as of December 31, 2007. The balance of these loans 90 days or more past due and on a non-accrual basis was $17 million at June 30, 2008 and $17 million at December 31, 2007, with aggregate unpaid principal balances exceeding aggregate fair values by $16 million at June 30,

2008. The difference between aggregate fair values and aggregate unpaid principal balance was immaterial at December 31, 2007.

        The changes in fair values of these mortgage loans held-for-sale is reported in other revenue in the Company's Consolidated Statement of Income. The changes in fair value during the six months ended June 30, 2008 due to instrument-specific credit risk resulted in a $24 million loss. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

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

        The outstanding balances for these hybrid financial instruments classified in Loans is $548 million, while $3.4 billion was in Interest-bearing deposits, $10.9 billion in Trading account liabilities, $3.7 billion in Short-term borrowings and $23.7 billion in Long-term debt on the Consolidated Balance Sheet as of June 30, 2008. As of December 31, 2007, the outstanding balances for such instruments classified in Loans was $689 million, while $3.3 billion was in Interest- bearing deposits, $12.1 billion in Trading account liabilities, $3.6 billion in Short-term borrowings and $27.3 billion in Long-term debt on the Consolidated Balance Sheet. In addition, $5.9 billion and $2.6 billion of the amount reported in Trading account assets as of June 30, 2008 and December 31, 2007, respectively, were primarily for the retained interests in securitizations.

        For hybrid financial instruments for which fair-value accounting has been elected under SFAS 155 and that are classified as Long-term debt the aggregate unpaid principal exceeds the aggregate fair value by $489 million as of June 30, 2008, while the aggregate fair value exceeds the aggregate unpaid principal balance by $460 million as of December 31, 2007. The difference for those instruments classified as Loans is imaterial.

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

Mortgage servicing rights

        The Company accounts for mortgage servicing rights (MSRs) at fair value in accordance with SFAS 156. Fair value for MSRs is determined using an option-adjusted spread valuation approach. This approach consists of projecting servicing cash flows under multiple interest-rate scenarios and discounting these cash flows using risk-adjusted discount rates. The model assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The fair value of MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company hedges a significant portion of the values of its MSRs through the use of interest-rate derivative contracts, forward-purchase commitments of mortgage-backed securities, and purchased securities classified as trading. See Note 15 on page 95 for further discussions regarding the accounting and reporting of MSRs.

        These MSRs, which totaled $8.9 billion and $8.4 billion as of June 30, 2008 and December 31, 2007, respectively, are classified as Intangible assets on Citigroup's Consolidated Balance Sheet. Changes in fair value for MSRs are recorded in Commissions and fees in the Company's Consolidated Statement of Income.

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008 and December 31, 2007. The Company often hedges positions that have been classified in the Level 3 category with financial instruments that have been classified as Level 1 or Level 2. In addition, the Company also hedges items classified in the Level 3 category with instruments classified in Level 3 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

In millions of dollars at June 30, 2008	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$122,298	$—	$122,298	$(52,568)	$69,730
Trading account assets
Trading securities and loans	112,987	211,547	76,819	401,353	—	401,353
Derivatives	8,098	577,844	40,221	626,163	(522,077)	104,086
Investments	47,053	150,295	27,086	224,434	—	224,434
Loans(2)	—	2,874	145	3,019	—	3,019
Mortgage servicing rights	—	—	8,934	8,934	—	8,934
Other financial assets measured on a recurring basis	—	15,328	1,451	16,779	(7,411)	9,368

Total assets	$168,138	$1,080,186	$154,656	$1,402,980	$(582,056)	$820,924
	12.0%	77.0%	11.0%	100.0%

Liabilities
Interest-bearing deposits	$—	$3,630	$111	$3,741	$—	$3,741
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	203,640	3,166	206,806	(52,568)	154,238
Trading account liabilities
Securities sold, not yet purchased	60,587	10,670	1,718	72,975	—	72,975
Derivatives	7,993	580,239	40,323	628,555	(512,062)	116,493
Short-term borrowings	—	6,768	1,160	7,928	—	7,928
Long-term debt	—	22,455	38,355	60,810	—	60,810
Other financial liabilities measured on a recurring basis	—	9,541	26	9,567	(7,411)	2,156

Total liabilities	$68,580	$836,943	$84,859	$980,382	$(572,041)	$418,341
	6.9%	84.5%	8.6%	100.0%

Items Measured at Fair Value on a Recurring Basis (continued)

In millions of dollars at December 31, 2007	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$132,383	$16	$132,399	$(48,094)	$84,305
Trading account assets
Trading securities and loans	151,684	234,846	75,573	462,103	—	462,103
Derivatives	7,204	428,779	31,226	467,209	(390,328)	76,881
Investments	64,375	125,282	17,060	206,717	—	206,717
Loans(2)	—	3,718	9	3,727	—	3,727
Mortgage servicing rights	—	—	8,380	8,380	—	8,380
Other financial assets measured on a recurring basis	—	13,570	1,171	14,741	(4,939)	9,802

Total assets	$223,263	$938,578	$133,435	$1,295,276	$(443,361)	$851,915
	17.2%	72.5%	10.3%	100.0%

Liabilities
Interest-bearing deposits	$—	$3,542	$56	$3,598	$—	$3,598
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	241,790	6,158	247,948	(48,094)	199,854
Trading account liabilities
Securities sold, not yet purchased	68,928	9,140	473	78,541	—	78,541
Derivatives	8,602	447,119	33,696	489,417	(385,876)	103,541
Short-term borrowings	—	8,471	5,016	13,487	—	13,487
Long-term debt	—	70,359	8,953	79,312	—	79,312
Other financial liabilities measured on a recurring basis	—	6,506	1	6,507	(4,939)	1,568

Total liabilities	$77,530	$786,927	$54,353	$918,810	$(438,909)	$479,901
	8.4%	85.7%	5.9%	100.0%

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

        The following tables present the changes in the Level 3 fair-value category for the three months and six months ended June 30, 2008 and 2007. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	March 31, 2008	Principal transactions	Other(1)(2)			June 30, 2008
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$(16)	$—	$—
Trading account assets
Trading securities and loans	90,672	(4,775)	—	793	(9,871)	76,819	(4,445)
Investments	20,539	—	(211)	(461)	7,219	27,086	6
Loans	93	5	—	—	47	145	5
Mortgage servicing rights	7,716	—	1,317	—	(99)	8,934	1,317
Other financial assets measured on a recurring basis	812	—	30	588	21	1,451	25

Liabilities
Interest-bearing deposits	$105	$(10)	$—	$—	$(4)	$111	$(5)
Securities sold under agreements to repurchase	6,208	210	—	(2,710)	(122)	3,166	51
Trading account liabilities
Securities sold, not yet purchased	1,817	(13)	—	(40)	(72)	1,718	(63)
Derivatives, net(4)	952	1,323	—	(969)	1,442	102	(2)
Short-term borrowings	6,150	219	—	(3,791)	(980)	1,160	82
Long-term debt	47,199	246	—	65	(8,663)	38,355	136
Other financial liabilities measured on a recurring basis	—	—	(15)	—	11	26	16

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2007	Principal transactions	Other(1)(2)			June 30, 2008
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$(16)	$—	$—
Trading account assets
Trading securities and loans	75,573	(13,191)	—	18,745	(4,308)	76,819	(10,556)
Investments	17,060	—	(1,547)	2,971	8,602	27,086	(267)
Loans	9	11	—	—	125	145	11
Mortgage servicing rights	8,380	—	964	—	(410)	8,934	964
Other financial assets measured on a recurring basis	1,171	—	47	69	164	1,451	58

Liabilities
Interest-bearing deposits	$56	$(19)	$—	$13	$23	$111	$(11)
Securities sold under agreements to repurchase	6,158	71	—	(2,366)	(555)	3,166	(6)
Trading account liabilities
Securities sold, not yet purchased	473	(8)	—	632	605	1,718	(36)
Derivatives, net(4)	2,470	2,797	—	106	323	102	3,868
Short-term borrowings	5,016	149	—	(2,283)	(1,424)	1,160	56
Long-term debt	8,953	409	—	38,019	(8,208)	38,355	(108)
Other financial liabilities measured on a recurring basis	1	—	(14)	—	11	26	6

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	March 31, 2007	Principal transactions	Other(1)(2)			June 30, 2007
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$—	$16	$—
Trading account assets
Trading securities and loans	32,243	(369)	—	2,741	8,330	42,945	(773)
Investments	12,653	—	666	433	6,449	20,201	285
Loans	—	(8)	—	459	744	1,195	5
Mortgage servicing rights	8,832	—	1,041	—	199	10,072	1,041
Other financial assets measured on a recurring basis	916	—	223	172	(205)	1,106	212

Liabilities
Interest-bearing deposits	$107	$12	$—	$(33)	$28	$90	$4
Securities sold under agreements to repurchase	6,278	49	—	277	(265)	6,241	(23)
Trading account liabilities
Securities sold, not yet purchased	434	8	—	(115)	342	653	(28)
Derivatives, net(4)	(1,234)	279	—	1,392	1,305	1,184	(1,471)
Short-term borrowings	1,889	17	—	(327)	1,107	2,652	—
Long-term debt	1,349	(11)	—	92	352	1,804	(2)
Other financial liabilities measured on a recurring basis	8	—	(24)	(1)	—	31	(23)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	January 1, 2007	Principal transactions	Other(1)(2)			June 30, 2007
Assets
Securities purchased under agreements to resell	$16	—	—	—	—	$16	—
Trading account assets
Trading securities and loans	22,415	124	—	5,082	15,324	42,945	(123)
Investments	11,468	—	849	1,013	6,871	20,201	639
Loans	—	(8)	—	459	744	1,195	10
Mortgage servicing rights	5,439	—	1,166	—	3,467	10,072	1,166
Other financial assets measured on a recurring basis	948	—	367	(246)	37	1,106	351

Liabilities
Interest-bearing deposits	60	13	—	(33)	76	90	6
Securities sold under agreements to repurchase	6,778	(11)	—	84	(632)	6,241	(23)
Trading account liabilities
Securities sold, not yet purchased	467	36	—	(213)	435	653	(117)
Derivatives, net(4)	(1,875)	685	—	1,106	2,638	1,184	(1,244)
Short-term borrowings	2,214	9	—	(348)	795	2,652	(1)
Long-term debt	1,693	(11)	—	92	8	1,804	(2)
Other financial liabilities measured on a recurring basis	—	—	(24)	(1)	8	31	(23)

(1)
Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs are recorded in Commissions and fees on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income for changes in fair value for available-for-sale investments) attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2008 and 2007.

(4)
Total Level 3 derivative exposures have been netted on these tables for presentation purposes only.

        The following is a discussion of the changes to the Level 3 balances for each of the rollforward tables presented above.

  •
  For the period March 31, 2008 to June 30, 2008, the changes in Level 3 assets and liabilities are due to:

  •
  The decrease in trading account securities of $14 billion, which was driven primarily by the write-downs on ABS-CDO super senior exposures plus approximately $9 billion of net sales of trading securities, including CDO liquidations.

  •
  The increase in investments of $7 billion, which was largely due to $8.7 billion of senior debt securities retained from the Company's April 17, 2008 sale of a corporate loan portfolio that included highly leverage loans, offset by net sales/settlements of other investments.

  •
  The increase in MSR of $1.2 billion, which resulted from the mark-to-market gain recognized of $1.4 billion. This gain was offset by the decrease of $2.1 billion in the value of the related non-Level 3 hedges.

  •
  The reductions in securities sold under agreement to repurchase of $3 billion, and short-term borrowings of $5 billion, which were driven primarily by the transfers of certain positions from Level 3 to Level 2, as valuation methodology inputs considered to be unobservable were demonstrated to be insignificant to the overall valuation.

  •
  The decrease in long-term debt of $9 billion, as payments were made against the consolidated SIV's long-term debt.

  •
  The significant changes from December 31, 2007 to June 30, 2008 in Level 3 assets and liabilities are due to:

  •
  A minimal net increase in trading securities as net write-downs recognized for ABS-CDO super senior exposures and Alt- A mortgage securities, plus a net reduction from settlements/sales of trading securities, were offset by a net transfer-in to Level 3 from Level 2 as prices and other valuation inputs became unobservable for a number of positions including auction rate securities and Alt-A mortgage securities.

  •
  The increase in investments of $10 billion, which was due primarily to $8.7 billion of senior debt securities retained from the Company's April 17, 2008 sale of a corporate loan portfolio that included highly leverage loans.

  •
  The reduction in securities sold under agreement to repurchase of $3 billion, which was driven by the transfer of positions from Level 3 to Level 2 as valuation methodology inputs considered to be unobservable were demonstrated to be insignificant to the overall valuation.

  •
  The decrease in short-term borrowings of $4 billion, which was primarily due to net transfers out of $2 billion as valuation methodology inputs considered to be unobservable were demonstrated to be insignificant to the overall valuation, and payments of $1 billion against the consolidated SIV's short-term debt.

  •
  The increase in long-term debt of $29 billion, which was driven by the transfer of consolidated SIV liabilities to Level 3 due to the lack of observable inputs, offset by the payments made against this debt in the second quarter 2008.

  •
  The significant changes from March 31, 2007 to June 30, 2007 in Level 3 assets and liabilities are due to:

  •
  The increase in trading securities of $11 billion, which was driven by net additions/purchases of $8 billion plus the net transfer-in of $3 billion for positions previously classified as Level 2, as prices and other valuations inputs became unobservable.

  •
  The increase in investments of $8 billion, largely resulting from the acquisition of Nikko Cordial.

  •
  The significant changes from January 1, 2007 to June 30, 2007 in Level 3 assets and liabilities are due to:

  •
  The increase in trading securities of $20 billion, which was driven primarily by the net transfer-in of $5 billion of items previously classified as Level 2 as prices and other valuations inputs became unobservable, plus the net additions/purchases of $15 billion including the Level 3 assets acquired with Nikko Cordial.

  •
  The increase in investments of $9 billion, primarily resulting from the acquisition of Nikko Cordial.

  •
  The increase in Mortgage servicing rights of $5 billion which was primarily due to the first quarter 2007 acquisition of ABN AMRO Mortgage Group.

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

        The following table presents all loans held-for-sale that are carried at LOCOM as of June 30, 2008 and December 31, 2007 (in billions):

	Aggregate Cost	Fair value	Level 2	Level 3
June 30, 2008	$26.9	$23.6	$2.8	$20.8
December 31, 2007	33.6	31.9	5.1	26.8

        For the three months ended and six months ended June 30, 2008, the resulting charges taken on loans held-for-sale carried at fair value below cost were $1.4 billion and $3.7 billion, respectively, $1.8 billion was the resulting charge taken on loans held-for-sale carried at fair value below cost for the year ended December 31, 2007.

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

        However, due to the dislocation of the credit markets and the reduced market interest in higher risk/higher yield instruments since the latter half of 2007, liquidity in the market for highly leveraged financings has been limited. Therefore, a majority of such exposures are classified in Level 3 as quoted secondary market prices do not generally exist. The fair value for such exposures is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of the loan being valued.

18.    GUARANTEES

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

        The following tables present information about the Company's guarantees at June 30, 2008 and December 31, 2007:

	Maximum potential amount of future payments
In billions of dollars at June 30, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2008
Financial standby letters of credit	$47.5	$36.9	$84.4	$159.7
Performance guarantees	10.0	7.6	17.6	29.7
Derivative instruments	12.6	95.2	107.8	16,831.0
Loans sold with recourse	—	0.4	0.4	43.2
Securities lending indemnifications(1)	154.1	—	154.1	—
Credit card merchant processing(1)	62.1	—	62.1	—
Custody indemnifications and other	—	43.2	43.2	140.0

Total	$286.3	$183.3	$469.6	$17,203.6

	Maximum potential amount of future payments
In billions of dollars at December 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2007(2)
Financial standby letters of credit	$43.5	$43.6	$87.1	$160.6
Performance guarantees	11.3	6.8	18.1	24.4
Derivative instruments	9.6	91.4	101.0	3,911.0
Loans sold with recourse	—	0.5	0.5	45.5
Securities lending indemnifications(1)	153.4	—	153.4	—
Credit card merchant processing(1)	64.0	—	64.0	—
Custody indemnifications and other	—	53.4	53.4	306.0

Total	$281.8	$195.7	$477.5	$4,447.5

(1)
The carrying values of securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant and the carrying amount of the Company's obligations under these guarantees is immaterial.

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

        The main use of derivatives is to reduce risk for one party while offering the potential for high return (at increased risk) to another. Financial institutions often act as intermediaries for their clients, helping clients reduce their risks. However, derivatives may also be used to take a risk position. Certain derivative contracts entered into by the

Company meet the definition of a guarantee, including credit default swaps, total return swaps and certain written options. However, credit derivatives (that is, credit default swaps and total return swaps) with banks, hedge funds, and broker-dealers are excluded from this definition as these counterparties are considered to be dealers in these instruments with the primary purpose of taking a risk position. In addition, non-credit derivative contracts that are cash settled and for which the Company is unable to assert that it is probable the counterparty held the underlying instrument at the inception of the contract are also not considered guarantees under FIN 45. Accordingly, these contracts are excluded from the disclosure above. In instances where the Company's maximum potential future payment is unlimited, such as in certain written foreign currency options, the notional amount of the contract is disclosed.

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

        The Company's maximum potential contingent liability related to both bankcard and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At June 30, 2008 and December 31, 2007, this maximum potential exposure was estimated to be $62 billion and $64 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At June 30, 2008 and December 31, 2007, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

Custody Indemnifications

        Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian fails to safeguard clients' assets. The scope of the custody indemnifications also covers all clients' assets held by third-party subcustodians.

Other

        In the fourth quarter of 2007, Citigroup recorded a $306 million (pretax) charge related to certain of Visa USA's litigation matters. In March 2008, in connection with the IPO, Visa used a portion of its IPO proceeds to fund an escrow account with respect to those litigation matters. This has enabled Citigroup to recognize a $166 million (pretax) reduction of its $306 million reserve during the first quarter of 2008. The carrying value of the reserve is included in Other liabilities.

Other Guarantees and Indemnifications

        The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At June 30, 2008, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2008 and December 31, 2007, related to these indemnifications and they are not included in the table.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2008 or December 31, 2007 for potential obligations that could arise from the Company's involvement with VTN associations.

        At June 30, 2008 and December 31, 2007, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table amounted to approximately $17 billion and $4 billion, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at June 30, 2008 and December 31, 2007, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1.107 billion and $1.250 billion relating to letters of credit and unfunded lending commitments, respectively.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $107 billion and $112 billion at June 30, 2008 and December 31, 2007, respectively. Securities and other marketable assets held as collateral amounted to $61 billion and $54 billion and letters of credit in favor of the Company held as collateral amounted to $569 million and $370 million at June 30, 2008 and December 31, 2007, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Credit Commitments

        The table below summarizes Citigroup's other commitments as of June 30, 2008 and December 31, 2007.

In millions of dollars	U.S.	Outside of U.S.	June 30, 2008	December 31, 2007
Commercial and similar letters of credit	$2,067	$8,342	$10,409	$9,175
One- to four-family residential mortgages	1,678	623	2,301	4,587
Revolving open-end loans secured by one- to four-family residential properties	27,318	3,349	30,667	35,187
Commercial real estate, construction and land development	2,827	796	3,623	4,834
Credit card lines	965,675	164,337	1,130,012	1,103,535
Commercial and other consumer loan commitments	283,954	145,729	429,683	473,631

Total	$1,283,519	$323,176	$1,606,695	$1,630,949

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

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $237 billion and $259 billion with an original maturity of less than one year at June 30, 2008 and December 31, 2007, respectively.

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

19.    CONTINGENCIES

        As described in the "Legal Proceedings" discussion on page 141, the Company has been a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

  (i)
  underwritings for, and research coverage of, WorldCom;

  (ii)
  underwritings for Enron and other transactions and activities related to Enron;

  (iii)
  transactions and activities related to research coverage of companies other than WorldCom; and

  (iv)
  transactions and activities related to the IPO Securities Litigation.

        As of June 30, 2008, the Company's litigation reserve for these matters, net of amounts previously paid or not yet paid but committed to be paid in connection with settlements arising out of these matters, was approximately $1.0 billion. The Company believes that this reserve is adequate to meet all of its remaining exposure for these matters.

        As described in the "Legal Proceedings" discussion on page 141, the Company is also a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with other matters. In view of the large number of litigation matters, the uncertainties of the timing and outcome of this type of litigation, the novel issues presented, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the Company's litigation reserves. The Company will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interests of the Company.

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

20.    CITIBANK, N.A. STOCKHOLDER'S EQUITY

Statement of Changes in Stockholder's Equity

	Six Months Ended June 30,
In millions of dollars, except shares	2008	2007
Common stock ($20 par value)
Balance, beginning of period—Shares: 37,534,553 in 2008 and 2007	$751	$751

Balance, end of period—Shares: 37,534,553 in 2008 and 2007	$751	$751

Surplus
Balance, beginning of period	$69,135	$43,753
Capital contribution from parent company	55	5,707
Employee benefit plans	100	27

Balance, end of period	$69,290	$49,487

Retained earnings
Balance, beginning of period	$31,915	$30,358
Adjustment to opening balance, net of taxes(1)	—	(96)

Adjusted balance, beginning of period	$31,915	$30,262
Net income (loss)	(1,803)	5,202
Dividends paid	(27)	(121)

Balance, end of period	$30,085	$35,343

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(2,495)	$(1,709)
Adjustment to opening balance, net of taxes(2)	—	(1)

Adjusted balance, beginning of period	$(2,495)	$(1,710)
Net change in unrealized gains (losses) on investment securities available-for-sale, net of taxes	(2,234)	(896)
Net change in foreign currency translation adjustment, net of taxes	527	695
Net change in cash flow hedges, net of taxes	(402)	307
Pension liability adjustment, net of taxes	65	88

Net change in Accumulated other comprehensive income (loss)	$(2,044)	$194

Balance, end of period	$(4,539)	$(1,516)

Total common stockholder's equity and total stockholder's equity	$95,587	$84,065

Comprehensive income (loss)
Net income (loss)	$(1,803)	$5,202
Net change in Accumulated other comprehensive income (loss)	(2,044)	194

Comprehensive income (loss)	$(3,847)	$5,396

(1)
The adjustment to opening balance for Retained earnings represents the total of the after-tax gain (loss) amounts for the adoption of the following accounting pronouncements:

•
SFAS 157 for $9 million,

•
SFAS 159 for $15 million,

•
FSP 13-2 for $(142) million, and

•
FIN 48 for $22 million.

  See Notes 1 and 17 on pages 78 and 111, respectively.

(2)
The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to several miscellaneous items previously reported in accordance with SFAS 115. The related unrealized gains and losses were reclassified to retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Notes 1 and 17 on pages 78 and 111 for further discussions.

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$82	$—	$—	$—	$—	$—	$(82)	$—
Interest revenue	184	4,960	1	1,816	2,102	20,655	(1,816)	27,902
Interest revenue—intercompany	1,104	554	1,230	25	143	(3,031)	(25)	—
Interest expense	2,308	3,273	849	34	162	7,005	(34)	13,597
Interest expense—intercompany	(114)	1,020	79	608	468	(1,453)	(608)	—

Net interest revenue	$(906)	$1,221	$303	$1,199	$1,615	$12,072	$(1,199)	$14,305

Commissions and fees	$—	$2,307	$1	$21	$45	$3,781	$(21)	$6,134
Commissions and fees—intercompany	(336)	360	—	8	10	(34)	(8)	—
Principal transactions	(456)	(9,514)	469	—	4	3,911	—	(5,586)
Principal transactions—intercompany	64	5,404	(523)	—	(33)	(4,912)	—	—
Other income	1,867	1,050	151	112	157	574	(112)	3,799
Other income—intercompany	(1,545)	44	(134)	6	49	1,586	(6)	—

Total non-interest revenues	$(406)	$(349)	$(36)	$147	$232	$4,906	$(147)	$4,347

Total revenues, net of interest expense	$(1,230)	$872	$267	$1,346	$1,847	$16,978	$(1,428)	$18,652

Provisions for credit losses and for benefits and claims	$—	$284	$—	$769	$861	$6,042	$(769)	$7,187

Expenses
Compensation and benefits	(42)	$2,680	$—	$173	$241	$6,306	$(173)	$9,185
Compensation and benefits—intercompany	2	231	—	50	50	(283)	(50)	—
Other expense	67	964	1	132	175	5,551	(132)	6,758
Other expense—intercompany	112	502	31	81	101	(746)	(81)	—

Total operating expenses	$139	$4,377	$32	$436	$567	$10,828	$(436)	$15,943

Income (loss) from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	$(1,369)	$(3,789)	$235	$141	$419	$108	$(223)	$(4,478)
Income taxes (benefits)	(338)	(1,636)	80	56	147	(590)	(56)	(2,337)
Minority interest, net of taxes	—	—	—	—	—	76	—	76
Equities in undistributed income of subsidiaries	(1,464)	—	—	—	—	—	1,464	—

Net income (loss)	$(2,495)	$(2,153)	$155	$85	$272	$622	$1,297	$(2,217)

	—	—	—	—	—	(278)	—	(278)

	$(2,495)	$(2,153)	$155	$85	$272	$344	$1,297	$(2,495)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$4,031	$—	$—	$—	$—	$—	$(4,031)	$—
Interest revenue	99	7,940	—	1,682	1,970	20,360	(1,682)	30,369
Interest revenue—intercompany	1,358	401	1,451	36	140	(3,350)	(36)	—
Interest expense	1,920	6,277	1,047	47	190	9,537	(47)	18,971
Interest expense—intercompany	(30)	1,356	205	538	708	(2,239)	(538)	—

Net interest revenue	$(433)	$708	$199	$1,133	$1,212	$9,712	$(1,133)	$11,398

Commissions and fees	$—	$2,826	$—	$26	$46	$3,756	$(26)	$6,628
Commissions and fees—intercompany	—	14	—	5	5	(19)	(5)	—
Principal transactions	(207)	1,260	(344)	—	3	1,917	—	2,629
Principal transactions—intercompany	(20)	(99)	150	—	(38)	7	—	—
Other income	940	1,230	84	113	199	3,222	(113)	5,675
Other income—intercompany	(867)	246	(71)	6	(27)	719	(6)	—

Total non-interest revenues	$(154)	$5,477	$(181)	$150	$188	$9,602	$(150)	$14,932

Total revenues, net of interest expense	$3,444	$6,185	$18	$1,283	$1,400	$19,314	$(5,314)	$26,330

Provisions for credit losses and for benefits and claims	$—	$17	$—	$402	$450	$2,243	$(402)	$2,710

Expenses
Compensation and benefits	$31	$3,391	$—	$171	$227	$5,247	$(171)	$8,896
Compensation and benefits—intercompany	4	—	—	41	40	(44)	(41)	—
Other expense	126	618	1	121	168	4,882	(121)	5,795
Other expense—intercompany	87	451	8	74	93	(639)	(74)	—

Total operating expenses	$248	$4,460	$9	$407	$528	$9,446	$(407)	$14,691

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$3,196	$1,708	$9	$474	$422	$7,625	$(4,505)	$8,929
Income taxes (benefits)	(320)	613	4	172	169	2,197	(172)	2,663
Minority interest, net of taxes	—	—	—	—	—	123	—	123
Equities in undistributed income of subsidiaries	$2,710	—	—	—	—	—	(2,710)	—

Income (loss) from continuing operations	6,226	$1,095	$5	$302	$253	$5,305	$(7,043)	$6,143
Income from discontinued operations, net of taxes	—	—	—	—	—	83	—	83

Net income (loss)	$6,226	$1,095	$5	$302	$253	$5,388	$(7,043)	$6,226

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$1,448	$—	$—	$—	$—	$—	$(1,448)	$—

Interest revenue	$318	$10,784	$1	$3,628	$4,194	$42,307	$(3,628)	$57,604
Interest revenue—intercompany	2,410	999	2,642	36	294	(6,345)	(36)	—
Interest expense	4,599	7,336	1,810	75	337	15,818	(75)	29,900
Interest expense—intercompany	(141)	2,426	187	1,232	1,161	(3,633)	(1,232)	—

Net interest revenue	$(1,730)	$2,021	$646	$2,357	$2,990	$23,777	$(2,357)	$27,704

Commissions and fees	$—	$4,540	$1	$41	$92	$3,169	$(41)	$7,802
Commissions and fees—intercompany	(346)	432	—	15	21	(107)	(15)	—
Principal transactions	502	(17,082)	1,285	—	—	3,048	—	(12,247)
Principal transactions—intercompany	(220)	5,580	(1,105)	—	(10)	(4,245)	—	—
Other income	111	2,014	85	221	291	5,912	(221)	8,413
Other income—intercompany	(239)	584	(64)	13	75	(356)	(13)	—

Total non-interest revenues	$(192)	$(3,932)	$202	$290	$469	$7,421	$(290)	$3,968

Total revenues, net of interest expense	$(474)	$(1,911)	$848	$2,647	$3,459	$31,198	$(4,095)	$31,672

Provisions for credit losses and for benefits and claims	$—	$300	$—	$1,758	$1,947	$10,916	$(1,758)	$13,163

Expenses
Compensation and benefits	$(49)	$5,484	—	$371	$515	$12,295	$(371)	$18,245
Compensation and benefits—intercompany	4	467	—	99	100	(571)	(99)	—
Other expense	116	1,923	1	257	342	11,387	(257)	13,769
Other expense—intercompany	145	831	46	162	205	(1,227)	(162)	—

Total operating expenses	$216	$8,705	$47	$889	$1,162	$21,884	$(889)	$32,014

Income (loss) from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	$(690)	$(10,916)	$801	$—	$350	$(1,602)	$(1,448)	$(13,505)
Income taxes (benefits)	(775)	(4,380)	280	11	131	(1,476)	(11)	(6,220)
Minority interest, net of taxes	—	—	—	—	—	55	—	55
Equities in undistributed income of subsidiaries	(7,691)	—	—	—	—	—	7,691	—

Net income (loss)	$(7,606)	$(6,536)	$521	$(11)	$219	$(181)	$6,254	$(7,340)

	—	—	—	—	—	(266)	—	(266)

	$(7,606)	$(6,536)	$521	$(11)	$219	$(447)	$6,254	$(7,606)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$6,836	$—	$—	$—	$—	$—	$(6,836)	$—

Interest revenue	$196	$15,222	$—	$3,206	$3,761	$39,062	$(3,206)	$58,241
Interest revenue—intercompany	2,642	696	2,696	73	263	(6,297)	(73)	—
Interest expense	3,710	11,999	1,938	93	371	18,297	(93)	36,315
Interest expense—intercompany	(43)	2,526	396	1,034	1,368	(4,247)	(1,034)	—

Net interest revenue	$(829)	$1,393	$362	$2,152	$2,285	$18,715	$(2,152)	$21,926

Commissions and fees	$—	$5,673	$—	$44	$87	$6,467	$(44)	$12,227
Commissions and fees—intercompany	—	39	—	10	10	(49)	(10)	—
Principal transactions	(201)	2,326	(472)	—	3	4,141	—	5,797
Principal transactions—intercompany	(17)	13	151	—	(38)	(109)	—	—
Other income	966	2,350	136	220	345	7,767	(220)	11,564
Other income—intercompany	(826)	628	(115)	13	(43)	356	(13)	—

Total non-interest revenues	$(78)	$11,029	$(300)	$287	$364	$18,573	$(287)	$29,588

Total revenues, net of interest expense	$5,929	$12,422	$62	$2,439	$2,649	$37,288	$(9,275)	$51,514

Provisions for credit losses and for benefits and claims	$—	$24	$—	$828	$928	$4,708	$(828)	$5,660

Expenses
Compensation and benefits	$52	$7,004	$—	$331	$441	$10,070	$(331)	$17,567
Compensation and benefits—intercompany	6	—	—	81	81	(87)	(81)	—
Other expense	240	1,606	1	276	374	10,276	(276)	12,497
Other expense—intercompany	113	876	29	151	188	(1,206)	(151)	—

Total operating expenses	$411	$9,486	$30	$839	$1,084	$19,053	$(839)	$30,064

Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	$5,518	$2,912	$32	$772	$637	$13,527	$(7,608)	$15,790
Income taxes (benefits)	(561)	974	13	278	233	3,850	(278)	4,509
Minority interest, net of taxes	—	—	—	—	—	170	—	170
Equities in undistributed income of subsidiaries	5,159	—	—	—	—	—	(5,159)	—

Net income (loss)	$11,238	$1,938	$19	$494	$404	$9,507	$(12,489)	$11,111

	—	—	—	—	—	127	—	127

	$11,238	$1,938	$19	$494	$404	$9,634	$(12,489)	$11,238

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$3,395	$—	$170	$277	$41,152	$(170)	$44,824
Cash and due from banks—intercompany	25	699	30	136	153	(907)	(136)	—
Federal funds sold and resale agreements	—	197,721	—	—	—	22,448	—	220,169
Federal funds sold and resale agreements—intercompany	—	16,131	—	—	—	(16,131)	—	—
Trading account assets	21	231,861	903	—	21	272,633	—	505,439
Trading account assets—intercompany	149	9,730	2,082	—	1	(11,962)	—	—
Investments	35,492	589	—	2,344	2,884	193,563	(2,344)	232,528
Loans, net of unearned income	—	686	—	50,100	59,327	686,777	(50,100)	746,790
Loans, net of unearned income—intercompany	—	—	113,566	5,681	13,150	(126,716)	(5,681)	—
Allowance for loan losses	—	(92)	—	(2,105)	(2,335)	(18,350)	2,105	(20,777)

Total loans, net	$—	$594	$113,566	$53,676	$70,142	$541,711	$(53,676)	$726,013
Advances to subsidiaries	121,641	—	—	—	—	(121,641)	—	—
Investments in subsidiaries	163,421	—	—	—	—	—	(163,421)	—
Other assets	11,868	92,048	19	5,717	7,311	247,220	(5,717)	358,466
Other assets—intercompany	7,086	59,881	4,010	255	789	(71,766)	(255)	—
Assets of discontinued operations held for sale	—	—	—	—	—	12,946	—	12,946

Total assets	$339,703	$612,649	$120,610	$62,298	$81,578	$1,109,266	$(225,719)	$2,100,385

Liabilities and stockholders' equity
Deposits	$—	$—	$—	$—	$—	$803,642	$—	$803,642
Federal funds purchased and securities loaned or sold	—	201,083	—	—	—	45,024	—	246,107
Federal funds purchased and securities loaned or sold—intercompany	—	18,195	—	—	—	(18,195)	—	—
Trading account liabilities	—	101,788	50	—	—	87,630	—	189,468
Trading account liabilities—intercompany	102	7,988	1,685	—	18	(9,793)	—	—
Short-term borrowings	1,168	15,211	39,340	—	1,414	57,312	—	114,445
Short-term borrowings—intercompany	—	68,891	30,428	11,505	41,136	(140,455)	(11,505)	—
Long-term debt	185,534	21,164	45,331	2,556	12,265	153,634	(2,556)	417,928
Long-term debt—intercompany	—	57,998	732	39,009	17,662	(76,392)	(39,009)	—
Advances from subsidiaries	8,622	—	—	—	—	(8,622)	—	—
Other liabilities	5,852	104,362	404	2,102	2,352	78,964	(2,102)	191,934
Other liabilities—intercompany	2,020	8,171	193	777	232	(10,616)	(777)	—
Liabilities of discontinued operations held for sale	—	—	—	—	—	456	—	456
Stockholders' equity	136,405	7,798	2,447	6,349	6,499	146,677	(169,770)	136,405

Total liabilities and stockholders' equity	$339,703	$612,649	$120,610	$62,298	$81,578	$1,109,266	$(225,719)	$2,100,385

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$4,405	$2	$182	$280	$33,519	$(182)	$38,206
Cash and due from banks—intercompany	19	892	—	139	160	(1,071)	(139)	—
Federal funds sold and resale agreements	—	242,771	—	—	—	31,295	—	274,066
Federal funds sold and resale agreements—intercompany	—	12,668	—	—	—	(12,668)	—	—
Trading account assets	12	273,662	303	—	30	264,977	—	538,984
Trading account assets—intercompany	262	7,648	1,458	—	5	(9,373)	—	—
Investments	10,934	431	—	2,275	2,813	200,830	(2,275)	215,008
Loans, net of unearned income	—	758	—	49,705	58,944	718,291	(49,705)	777,993
Loans, net of unearned income—intercompany	—	—	106,645	3,987	12,625	(119,270)	(3,987)	—
Allowance for loan losses	—	(79)	—	(1,639)	(1,828)	(14,210)	1,639	(16,117)

Total loans, net	$—	$679	$106,645	$52,053	$69,741	$584,811	$(52,053)	$761,876
Advances to subsidiaries	111,155	—	—	—	—	(111,155)	—	—
Investments in subsidiaries	165,866	—	—	—	—	—	(165,866)	—
Other assets	7,804	88,333	76	5,552	7,227	255,900	(5,552)	359,340
Other assets—intercompany	6,073	32,051	4,846	273	480	(43,450)	(273)	—

Total assets	$302,125	$663,540	$113,330	$60,474	$80,736	$1,193,615	$(226,340)	$2,187,480

Liabilities and stockholders' equity
Deposits	$—	$—	$—	$—	$—	$826,230	$—	$826,230
Federal funds purchased and securities loaned or sold	—	260,129	—	—	—	44,114	—	304,243
Federal funds purchased and securities loaned or sold—intercompany	1,486	10,000	—	—	—	(11,486)	—	—
Trading account liabilities	—	117,627	121	—	—	64,334	—	182,082
Trading account liabilities—intercompany	161	6,327	375	—	21	(6,884)	—	—
Short-term borrowings	5,635	16,732	41,429	—	1,444	81,248	—	146,488
Short-term borrowings—intercompany	—	59,461	31,691	5,742	37,181	(128,333)	(5,742)	—
Long-term debt	171,637	31,401	36,395	3,174	13,679	174,000	(3,174)	427,112
Long-term debt—intercompany	—	39,606	957	42,293	19,838	(60,401)	(42,293)	—
Advances from subsidiaries	3,555	—	—	—	—	(3,555)	—	—
Other liabilities	4,580	98,425	268	2,027	1,960	82,645	(2,027)	187,878
Other liabilities—intercompany	1,624	9,640	165	847	271	(11,700)	(847)	—
Stockholders' equity	113,447	14,192	1,929	6,391	6,342	143,403	(172,257)	113,447

Total liabilities and stockholders' equity	$302,125	$663,540	$113,330	$60,474	$80,736	$1,193,615	$(226,340)	$2,187,480

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities of continuing operations	$2,372	$849	$891	$2,225	$2,383	$46,839	$(2,225)	$53,334

Cash flows from investing activities
Change in loans	$—	$91	$(6,360)	$(2,288)	$(2,442)	$(126,192)	$2,288	$(134,903)
Proceeds from sales and securitizations of loans	—	26	—	—	—	142,913	—	142,939
Purchases of investments	(124,202)	(159)	—	(525)	(734)	(88,375)	525	(213,470)
Proceeds from sales of investments	10,206	—	—	128	275	48,784	(128)	59,265
Proceeds from maturities of investments	89,480	—	2	278	316	41,668	(278)	131,466
Changes in investments and advances—intercompany	(15,297)	—	—	(1,695)	(525)	15,822	1,695	—
Business acquisitions	—	—	—	—	—	—	—	—
Other investing activities	—	(20,351)	—	—	—	22,479	—	2,128

Net cash (used in) provided by investing activities	$(39,813)	$(20,393)	$(6,358)	$(4,102)	$(3,110)	$57,099	$4,102	$(12,575)

Cash flows from financing activities
Dividends paid	$(3,873)	$—	$—	$—	$—	$—	$—	$(3,873)
Dividends paid-intercompany	(119)	(59)	—	—	—	178	—	—
Issuance of common stock	4,961	—	—	—	—	—	—	4,961
Issuance/(Redemptions) of preferred stock	27,424	—	—	—	—	—	—	27,424
Treasury stock acquired	(6)	—	—	—	—	—	—	(6)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	10,121	(8,685)	8,599	(618)	(1,414)	(16,523)	618	(7,902)
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	—	19,176	—	(3,284)	(2,176)	(17,000)	3,284	—
Change in deposits	—	—	—	—	—	(22,588)	—	(22,588)
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(4,347)	(1,521)	(1,941)	—	352	(24,586)	—	(32,043)
Net change in short-term borrowings and other advances—intercompany	3,611	9,430	(1,163)	5,764	3,955	(15,833)	(5,764)	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	(325)	—	—	—	—	—	—	(325)

Net cash provided by (used in) financing activities	$37,447	$18,341	$5,495	$1,862	$717	$(96,352)	$(1,862)	$(34,352)

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$212	$—	$212

Net cash from discontinued operations	$—	$—	$—	$—	$—	$(1)	$—	$(1)

Net increase (decrease) in cash and due from banks	$6	$(1,203)	$28	$(15)	$(10)	$7,797	$15	$6,618
Cash and due from banks at beginning of period	19	5,297	2	321	440	32,448	(321)	38,206

Cash and due from banks at end of period	$25	$4,094	$30	$306	$430	$40,245	$(306)	$44,824

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$952	$(2,599)	$160	$149	$24	$2,378	$(149)	$915
Interest	4,853	10,249	2,113	1,428	184	13,457	(1,428)	30,856
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$712	$741	$764	$(712)	$1,505

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities of continuing operations	$4,625	$(36,368)	$(305)	$1,785	$(796)	$(7,057)	$(1,785)	$(39,901)

Cash flows from investing activities
Change in loans	$—	$(22)	$(25,728)	$(2,912)	$(3,778)	$(144,535)	$2,912	$(174,063)
Proceeds from sales and securitizations of loans	—	—	—	—	—	127,275	—	127,275
Purchases of investments	(6,669)	(211)	—	(352)	(839)	(130,349)	352	(138,068)
Proceeds from sales of investments	3,110	—	—	73	201	89,246	(73)	92,557
Proceeds from maturities of investments	6,021	—	—	157	501	64,500	(157)	71,022
Changes in investments and advances—intercompany	(21,959)	—	(10,378)	247	(134)	32,471	(247)	—
Business acquisitions	—	—	—	—	—	(13,525)	—	(13,525)
Other investing activities	—	(1,547)	4	—	—	(17,553)	—	(19,096)

Net cash (used in) provided by investing activities	$(19,497)	$(1,780)	$(36,102)	$(2,787)	$(4,049)	$7,530	$2,787	$(53,898)

Cash flows from financing activities
Dividends paid	$(5,387)	$—	$—	$—	$—	$—	$—	$(5,387)
Dividends paid-intercompany	—	(1,842)	—	(4,900)	(1,500)	3,342	4,900	—
Issuance of common stock	852	—	—	—	—	—	—	852
(Redemption)/Issuance of preferred stock	(400)	—	—	—	—	—	—	(400)
Treasury stock acquired	(653)	—	—	—	—	—	—	(653)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	15,917	(705)	13,328	237	778	(3,424)	(237)	25,894
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	(16)	3,444	(207)	4,648	(4,876)	1,655	(4,648)	—
Change in deposits	—	—	—	—	—	43,434	—	43,434
Net change in short-term borrowings and other investment banking and brokerage borrowings third-party	7,525	8,520	11,389	(977)	1,105	6,195	977	34,734
Net change in short-term borrowings and other advances—intercompany	(2,062)	29,504	11,537	1,951	9,314	(48,293)	(1,951)	—
Capital contributions from parent	—	—	375	—	—	(375)	—	—
Other financing activities	(843)	—	6	(1)	—	(6)	1	(843)

Net cash provided by (used in) financing activities	$14,933	$38,921	$36,428	$958	$4,821	$2,528	$(958)	$97,631

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$289	$—	$289

Net cash from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

Net increase (decrease) in cash and due from banks	$61	$773	$21	$(44)	$(24)	$3,290	$44	$4,121
Cash and due from banks at beginning of period	21	4,421	—	388	503	21,569	(388)	26,514

Cash and due from banks at end of period	$82	$5,194	$21	$344	$479	$24,859	$(344)	$30,635

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(677)	$(309)	$(11)	$131	$42	$3,607	$(131)	$2,652
Interest	3,007	14,927	2,210	738	230	13,360	(738)	33,734
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$567	$583	$299	$(567)	$882

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Enron Corp.

        Over the first two quarters of 2008, Citigroup agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) AHLICH v. ARTHUR ANDERSEN, L.L.P.; (2) DELGADO v. FASTOW; (3) PEARSON v. FASTOW; (4) ROSEN v. FASTOW; (5) BULLOCK v. ARTHUR ANDERSEN, L.L.P.; (6) CHOUCROUN v. ARTHUR ANDERSEN, L.L.P.; (7) GUY v. ARTHUR ANDERSEN, L.L.P. (8) ADAMS v. ARTHUR ANDERSEN, L.L.P.; (9) JOSE v. ARTHUR ANDERSEN, L.L.P.; and (10) ODAM, ET AL., v. ENRON CORP., ET AL. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

        On May 23, 2008, Citigroup agreed to settle SILVERCREEK MANAGEMENT INC., ET AL. v. SALOMON SMITH BARNEY, INC. ET AL., and SILVERCREEK MANAGEMENT INC., ET AL. v. CITIGROUP INC., ET AL., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

        On May 30, 2008, the Southern District of Texas approved Citigroup's settlement of WESTPAC BANKING CORP. v. CITIBANK, N.A., an action arising out of an Enron-related credit derivative transaction between Citibank and the plaintiff. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

        On July 9, 2008, Citigroup agreed to settle PUBLIC UTILITY DISTRICT NO. 1 OF SNOHOMISH COUNTY, WASHINGTON v. CITIGROUP, ET AL., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Parmalat

        In BONDI v. CITIGROUP, a jury trial in Bergen County, New Jersey Superior Court commenced on plaintiff's claim, and on Citi's counterclaims, on May 5, 2008. The trial is expected to conclude in the fall.

IPO Securities Litigation

        On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants' motions to dismiss the amended complaints in the IPO allocation focus cases.

Subprime Mortgage-Related Litigation

        Derivative Actions.    The Company filed a motion to dismiss the Consolidated Amended Derivative Complaint in the matter IN RE CITIGROUP INC. SHAREHOLDER DERIVATIVE LITIGATION, pending in Delaware Chancery Court, on April 21, 2008.

        Other Matters.    On June 3, 2008, plaintiffs in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION, pending in the Eastern District of New York, filed a consolidated amended class action complaint.

        On April 11, 2008, plaintiffs in IN RE COUNTRYWIDE FINANCIAL CORP. SECURITIES LITIGATION, pending in the Central District of California, filed a consolidated amended class action complaint. Defendants, including the Company, filed motions to dismiss on June 10, 2008.

Interchange Fees

        After filing their class certification motion on May 8, 2008, plaintiffs sought leave to file an amended complaint. Discovery is ongoing.

Other Matters

        On June 16, 2008, the Company settled a previously disclosed investigation by the Securities and Exchange Commission arising from the economic and political turmoil in Argentina in the fourth quarter of 2001 and agreed to the entry of a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act which stated that the Company violated certain books and records provisions of the Federal securities law by improperly accounting for several Argentina related developments which resulted in an overstatement of after-tax income by $311 million in that quarter. No fine or penalty was imposed and no restatement of prior financial statements was required by the SEC. The Company consented to the issuance of the Order without admitting or denying the Commission's findings.

        Auction Rate Securities-Related Actions.    Several individual and putative class action lawsuits have been filed against the Company related to its marketing, sale and underwriting of auction rate securities ("ARS"). These lawsuits allege, among other things, violations of the federal securities laws, federal investment adviser laws and state common law. Several of the putative class action lawsuits have been consolidated in the Southern District of New York under the caption IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION.

        In addition, the Company, along with other industry participants, has received subpoenas and/or requests for information from various self regulatory agencies and federal governmental authorities including the SEC, which has issued a formal order of investigation into whether various provisions of the federal securities laws have been violated in connection with the sale of ARS. In addition, the Company is responding to subpoenas from various state agencies, including those in New York, Texas and Massachusetts.

        Falcon/ASTA/MAT Actions.    On May 20, 2008, an investor in Falcon Two, filed a putative class action complaint against Falcon Two and several Citi-related entities, among others, in the Southern District of New York, in an action captioned FERGUSON FAMILY TRUST v. FALCON

STRATEGIES TWO LLC, ET AL., alleging violations of the federal securities laws and Delaware state law in connection with a tender offer for interests in Falcon Two. On June 17, 2008, the Court denied plaintiff's application for a preliminary injunction.

        Several civil litigations have been filed against the Company and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The putative class action lawsuits have been consolidated in the Southern District of New York under the caption IN RE MAT FIVE SECURITIES LITIGATION. Similar related actions have been filed in California, Delaware and New York state court. The Company removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC.

        In addition, the Company has received requests for information from various governmental and self-regulatory agencies relating to the Falcon, ASTA and MAT Citi-managed hedge funds. The Company is cooperating fully with such requests.

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

        The following table summarizes the Company's share repurchases during the first six months of 2008:

In millions, except per share amounts	Total shares repurchased	Average price paid per share	Dollar value of remaining authorized repurchase program
First quarter 2008
Open market repurchases(1)	0.2	$27.19	$6,743
Employee transactions(2)	5.0	25.26	N/A

Total first quarter 2008	5.2	$25.31	$6,743
April 2008
Open market repurchases	—	$—	$6,743
Employee transactions	0.2	$22.53	N/A
May 2008
Open market repurchases	—	$—	$6,743
Employee transactions	0.3	$24.09	N/A
June 2008
Open market repurchases	—	$—	$6,743
Employee transactions	0.3	$22.00	N/A

Second Quarter 2008
Open market repurchases	—	$—	$6,743
Employee transactions	0.8	$22.91	N/A

Total Second Quarter 2008	0.8	$22.91	$6,743

Year-to-date 2008
Open market repurchases	0.2	$27.19	$6,743
Employee transactions	5.8	$24.93	N/A

Total year-to-date 2008	6.0	$24.97	$6,743

(1)
All open market repurchases were transacted under an existing authorized share repurchase plan. On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases. Shares repurchased in the first and second quarters of 2008 relate to customer fails/errors.

(2)
Consists of shares added to treasury stock related to activity on employee stock option program exercises, where the employee delivers existing shares to cover the option exercise, or under the Company's employee restricted or deferred stock program, where shares are withheld to satisfy tax requirements.

N/A Not applicable.

Item 6. Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of August, 2008.

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
3.01.18
Certificate of Designation of 8.50% Non-Cumulative Preferred Stock, Series F, of the Company, incorporated by reference to Exhibit 3.01 to the Company's Current Report on Form 8-K filed May 13, 2008 (File No. 1-9924)
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

+
Filed herewith

QuickLinks

Citigroup Inc.

Part I—Financial Information
  SUMMARY OF SELECTED FINANCIAL DATA
  MANAGEMENT'S DISCUSSION AND ANALYSIS
  SECOND QUARTER OF 2008 MANAGEMENT SUMMARY
  EVENTS IN 2008
  SEGMENT AND REGIONAL—NET INCOME (LOSS) AND REVENUE
  MANAGING GLOBAL RISK
  INTEREST REVENUE/EXPENSE AND YIELDS
  CAPITAL RESOURCES AND LIQUIDITY
  OFF-BALANCE SHEET ARRANGEMENTS
  CONTROLS AND PROCEDURES
  FORWARD-LOOKING STATEMENTS
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
  CONSOLIDATED BALANCE SHEET
  CITIGROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
  CITIGROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
  CITIBANK, N.A. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  18. GUARANTEES
  19. CONTINGENCIES
  20. CITIBANK, N.A. STOCKHOLDER'S EQUITY
  21. CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX