Form 10-Q
period 2008-09-30
CITIGROUP INC
filed 2008-10-31
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

Common stock outstanding as of September 30, 2008: 5,449,539,904

Available on the Web at www.citigroup.com

 Citigroup Inc.

Part I—Financial Information

		Page No.
Item 1.	Financial Statements:
	Consolidated Statement of Income (Unaudited)—Three and Nine Months Ended September 30, 2008 and 2007	81
	Consolidated Balance Sheet—September 30, 2008 (Unaudited) and December 31, 2007	82
	Consolidated Statement of Changes in Stockholders' Equity (Unaudited)—Three and Nine Months Ended September 30, 2008 and 2007	84
	Consolidated Statement of Cash Flows (Unaudited)—Three and Nine Months Ended September 30, 2008 and 2007	86
	Consolidated Balance Sheet—Citibank, N.A. and Subsidiaries September 30, 2008 (Unaudited) and December 31, 2007	87
	Notes to Consolidated Financial Statements (Unaudited)	88
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6 - 79
	Summary of Selected Financial Data	4
	Third Quarter of 2008 Management Summary	6
	Events in 2008	8
	Segment and Regional Net Income and Net Revenues	11 - 14
	Managing Global Risk	32
	Interest Revenue/Expense and Yields	49
	Capital Resources and Liquidity	57
	Off-Balance Sheet Arrangements	63
	Forward-Looking Statements	79
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40 - 47 121 - 141
Item 4.	Controls and Procedures	79
Part II—Other Information
Item 1.	Legal Proceedings	156
Item 1A.	Risk Factors	157
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	158
Item 6.	Exhibits	159
Signatures		160
Exhibit Index		161

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

        This quarterly report on Form 10-Q should be read in conjunction with Citigroup's 2007 Annual Report on Form 10-K and Citigroup's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. Additional financial, statistical, and business-related information, as well as business and segment trends, is included in a Financial Supplement that was filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on October 16, 2008.

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

(1)
Asia includes Japan, Latin America includes Mexico, and North America includes U.S., Canada and Puerto Rico.

CITIGROUP INC. AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL DATA

Third Quarter	Nine Months
% Change	% Change
In millions of dollars, except per share amounts	2008	2007	2008	2007
Net interest revenue	$13,406	$11,844	13%	$40,439	$33,146	22%
Non-interest revenue	3,274	9,796	(67)	6,759	38,930	(83)

Revenues, net of interest expense	$16,680	$21,640	(23)%	$47,198	$72,076	(35)%
Operating expenses	14,425	14,152	2	45,844	43,702	5
Provisions for credit losses and for benefits and claims	9,067	4,867	86	22,019	10,256	NM

Income (loss) from continuing operations before taxes and minority interest	$(6,812)	$2,621	NM	$(20,665)	$18,118	NM
Income taxes (benefits)	(3,294)	492	NM	(9,637)	4,908	NM
Minority interest, net of taxes	(95)	20	NM	(40)	190	NM

Income (loss) from continuing operations	$(3,423)	$2,109	NM	$(10,988)	$13,020	NM
Income (loss) from discontinued operations, net of taxes(1)	608	103	NM	567	430	32%

Net income (loss)	$(2,815)	$2,212	NM	$(10,421)	$13,450	NM

Earnings per share
Basic
Income (loss) from continuing operations	$(0.71)	$0.43	NM	$(2.26)	$2.65	NM
Net Income (loss)	(0.60)	0.45	NM	(2.15)	2.74	NM
Diluted(2)
Income (loss) from continuing operations	$(0.71)	$0.42	NM	$(2.26)	2.60	NM
Net Income (loss)	(0.60)	0.44	NM	(2.15)	2.69	NM
Dividends declared per common share	$0.32	$0.54	(41)%	$0.96	$1.62	(41)%
Preferred Dividends—Basic (in millions)	$389	$6	$833	$36
Preferred Dividends—Diluted (in millions)	$119	$6	$227	$36

At September 30:
Total assets	$2,050,131	$2,358,115	(13)%
Total deposits	780,343	812,850	(4)
Long-term debt	393,097	364,526	8
Mandatorily redeemable securities of subsidiary trusts	23,674	11,542	NM
Common stockholders' equity	98,638	126,762	(22)
Total stockholders' equity	126,062	126,962	(1)

Ratios:
Return on common stockholders' equity(3)	(12.2)%	6.9%	(13.8)%	14.6%

Tier 1 Capital	8.19%	7.32%
Total Capital	11.68	10.61
Leverage(4)	4.70	4.13

Common Stockholders' equity to assets	4.81%	5.38%
Dividend payout ratio(5)	N/A	122.7	N/A	60.2
Ratio of earnings to fixed charges and preferred stock dividends	0.45	x	1.13	x	0.50	x	1.32	x

(1)
Discontinued operations relate to the pending sale of Citigroup's German Retail Banking operations to Credit Mutuel, and the Company's sale of CitiCapital's equipment finance unit to General Electric. See note 2 to the Consolidated Financial Statement on page 92.

(2)
Due to the net loss in the 2008 periods, basic shares were used to calculate diluted earnings per share. Adding diluted securities to the denominator would result in anti-dilution.

(3)
The return on average common stockholders' equity is calculated using net income (loss) minus preferred stock dividends.

(4)
Tier 1 Capital divided by adjusted average assets.

(5)
Dividends declared per common share as a percentage of net income per diluted share. For the third quarter of 2008, the dividend payout ratio was not calculable due to the net loss.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

THIRD QUARTER OF 2008 MANAGEMENT SUMMARY

        Citigroup reported a $3.4 billion loss from continuing operations ($0.71 per share) for the third quarter of 2008. The third quarter results were impacted by higher consumer credit costs, continued losses related to the disruption in the fixed income markets, and a general economic slowdown. The net loss of $2.8 billion ($0.60 per share) in the third quarter includes the results of our German Retail Banking Operations and CitiCapital (which are now reflected as discontinued operations).

        Revenues were $16.7 billion, down 23% from a year ago. The decline in revenues was driven by $4.4 billion in net write-downs in S&B (after reflection of the gain on Citigroup's liabilities under the fair value option), lower securitization results in North America Cards, and a $612 million write-down related to the auction rates securities (ARS) settlement, partially offset by a $347 million pre-tax gain on the sale of CitiStreet. The prior-year period included a $729 million pre-tax gain on the sale of Redecard shares. Revenues across all businesses reflect the impact of a difficult economic environment and weak capital markets.

        Global Cards revenues declined 40%, mainly due to lower securitization results in North America and the absence of a gain on the sale of Redecard shares. Consumer Banking revenues grew 2%, as increased revenues in North America were partially offset by declines in Latin America and Asia. ICG S&B revenues were ($81) million, due to write-downs of $2.0 billion on SIV assets, write-downs of $1.2 billion (net of hedges) on Alt-A mortgages, downward credit value adjustments of $919 million related to exposure to monoline insurers, write-downs of $792 million (net of underwriting fees) on funded and unfunded highly leveraged finance commitments, write-downs of $518 million on commercial real estate positions, and net write-downs of $394 million on subprime-related direct exposures. S&B revenues also included a $306 million write-down related to the ARS settlement. These write-downs were partially offset by a $1.5 billion gain from the change in Citigroup's own credit spreads for those liabilities to which the Company has elected the fair value option. Transaction Services revenues were up 20% to $2.5 billion, reflecting double-digit revenue growth across all regions. GWM revenues decreased 10%, driven by a decline in capital markets and investment revenues, partially offset by higher banking and lending revenues. GWM revenues also included a $347 million pre-tax gain on the sale of CitiStreet, partially offset by a $306 million write-down related to the ARS settlement.

        Net interest revenue increased 13% from last year, reflecting volume increases across most products. Net interest margin (NIM) in the third quarter of 2008 was 3.13%, up 79 basis points from the third quarter of 2007, reflecting lower cost of funding, partially offset by a decrease in asset yields related to the decrease in the Fed Funds rate. (See discussion of NIM on page 49).

        Operating expenses increased 2% from the third quarter of 2007. Expense growth reflected $459 million in repositioning charges, a $100 million fine related to the ARS settlement, and the impact of acquisitions. Expense growth was partially offset by benefits from re-engineering efforts. Expenses declined for the third consecutive quarter, due to lower incentive compensation accruals and continued benefits from re-engineering efforts. Headcount was down 11,000 from June 30, 2008, and approximately 23,000 year-to-date.

        Total credit costs of $8.8 billion included NCLs of $4.9 billion up from $2.5 billion in the third quarter of 2007 and a net build of $3.9 billion to credit reserves. The build consisted of $3.2 billion in Consumer ($2.3 billion in North America and $855 million in regions outside of North America), $612 million in ICG and $64 million in GWM. The incremental net charge to increase loan loss reserves of $1.7 billion was mainly due to Consumer Banking and Cards in North America, and S&B. The Consumer loans loss rate was 3.35%, a 153 basis-point increase from the third quarter of 2007. Corporate cash-basis loans were $2.7 billion at September 30, 2008, an increase of $1.4 billion from year-ago levels. The allowance for loan losses totaled $24.0 billion at September 30, 2008, a coverage ratio of 3.35% of total loans.

        The effective tax rate of 48% in the third quarter of 2008 primarily resulted from the pretax losses in the Company's S&B business taxed in the U.S. (the U.S. is a higher tax rate jurisdiction). In addition, the tax benefits of permanent differences, including the tax benefit for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested, favorably affected the Company's effective tax rate.

        Stockholders' equity and trust preferred securities were $149.7 billion at September 30, 2008. We distributed $2.1 billion in dividends to shareholders during the quarter. On October 20, 2008, as previously announced, the Company decreased the quarterly dividend on its common stock to $0.16 per share. Citigroup maintained its "well-capitalized" position with a Tier 1 Capital Ratio of 8.19% at September 30, 2008.

        On October 28, 2008, Citigroup raised $25 billion through the sale of non-voting perpetual preferred stock and a warrant to purchase common stock to the U.S. Department of the Treasury as part of the Treasury's previously announced TARP Capital Purchase Program. All of the proceeds will be treated as Tier 1 Capital for regulatory purposes. Taking this issuance into account, on a pro forma basis, at September 30, 2008, Citigroup's Tier 1 Capital ratio would have been approximately 10.4%.

        In addition, the pending sale of our German retail banking operation, which is expected to result in an estimated after-tax gain of approximately $4 billion in the fourth quarter of 2008.

        Our liquidity position also remained very strong during the third quarter of 2008 and will continue to be enhanced through the sale to the U.S. Department of the Treasury of perpetual preferred stock and a warrant to purchase common stock, the sale of the German Retail Banking Operations and continued balance sheet de-leveraging. At September 30, 2008, we had increased our structural liquidity (equity, long-term debt, and deposits), as a percentage of assets, from 55% at September 30, 2007 to approximately 64% at September 30, 2008.

        At September 30, 2008, the maturity profile of Citigroup's senior long-term unsecured borrowings had a weighted average maturity of seven years. We also reduced our commercial paper program from $35 billion at December 31, 2007 to $29 billion at September 30, 2008.

        Our reserves of cash and highly liquid securities stood at approximately $51 billion at September 30, 2008, up from $24 billion at December 31, 2007. Continued de-leveraging and the enhancement of our liquidity position have allowed us to continue to maintain sufficient liquidity to meet all debt obligations maturing within a one-year period without having to access unsecured capital markets. See "Funding" on page 61 for further information on Citigroup's liquidity and funding.

 EVENTS IN 2008

U.S. Department of the Treasury Troubled Asset Relief Program (TARP) and FDIC Guarantee

        Issuance of $25 Billion of Perpetual Preferred Stock and a Warrant to Purchase Common Stock under TARP On October 28, 2008, Citigroup raised $25 billion through the sale of non-voting perpetual preferred stock and a warrant to purchase common stock to the U.S. Department of the Treasury as part of the Treasury's previously announced Troubled Asset Relief Program (TARP) Capital Purchase Program.

        All of the proceeds will be treated as Tier 1 Capital for regulatory purposes. Taking this issuance into account, on a pro forma basis, at September 30, 2008, Citigroup's Tier 1 Capital ratio would have been approximately 10.4%.

        The preferred stock will have an aggregate liquidation preference of $25 billion and an annual dividend rate of 5% for the first five years, and 9% thereafter. Dividends will be cumulative and payable quarterly. The warrant will have an exercise price of $17.85 and will be exercisable for 210,084,034 shares of common stock, which would be reduced by one-half if Citigroup raises an additional $25 billion through the issuance of Tier 1-qualifying perpetual preferred or common stock by December 31, 2009.

        The issuance of the warrant will result in a conversion price reset of the $12.5 billion of 7% convertible preferred stock sold in private offerings in January 2008. See "Capital Resources" beginning on page 57 for a further discussion.

FDIC Guarantee

        The Federal Deposit Insurance Corporation (FDIC) will guarantee until June of 2012 some senior unsecured debt issued by certain Citigroup entities between October 14, 2008 and June 30, 2009, in amounts up to 125% of the qualifying debt for each entity under the terms of the plan. The FDIC will charge a 75bps fee for any new qualifying debt issued with the FDIC guarantee.

Impact on Citigroup's Credit Spreads

        As a result of government actions and for other reasons, credit spreads on Citigroup's debt instruments have substantially narrowed since September 30, 2008. Although this may change before the end of the year, if Citigroup's credit spreads are substantially narrower at December 31, 2008 than at September 30, 2008, it could have a meaningful impact on the value of derivative instruments and those liabilities for which the Company has elected the fair value option. See "Derivatives" on page 40 and Note 17 on Fair Value on page 125 for a discussion on the impact of changes in credit spreads in the third quarter.

Auction Rate Securities (ARS) Settlement

        In the third quarter of 2008, Citigroup announced an agreement in principle with the New York Attorney General, under which it agreed to offer to purchase the failed ARS of its retail clients for par value. This agreement resulted in a $712 million loss being recorded during the third quarter.

        The loss comprises (1) fines of $100 million ($50 million to the State of New York and $50 million to the other state regulatory agencies); (2) an estimated contingent loss of $425 million, recorded at the time of the announcement, reflecting the estimated difference between the fair value and par value of the securities to be purchased; and (3) an incremental loss of $187 million due to the decline in value of these ARS since the time of announcement (mainly due to the widening spreads on municipal obligations).

        The securities Citigroup will be purchasing under this agreement have an estimated notional value of $6.2 billion, consisting of $4.2 billion of Preferred Share ARS, $1.8 billion of Municipal ARS and $0.2 billion of Student Loan ARS. The pretax losses of $712 million have been divided equally between S&B and GWM, both in North America.

Write-Downs on Structured Investment Vehicles (SIVs)

        During the third quarter of 2008, Citigroup wrote down $2.0 billion on SIV assets, bringing the year-to-date write-downs to $2.2 billion. Citigroup increased its mezzanine financing to $4.5 billion, reflecting an increase of $1.0 billion from the original $3.5 billion financing. This additional mezzanine financing was funded subsequent to September 30, 2008. The total SIV assets as of September 30, 2008 and June 30, 2008 were approximately $27.5 billion and $34.8 billion, respectively. See "Structured Investment Vehicles" on page 74 for a further discussion.

Write-downs on Alt-A Mortgage Securities in S&B

        During the third quarter of 2008, Citigroup recorded additional pretax losses of approximately $1.2 billion, net of hedges, on Alt-A mortgage securities held in S&B, bringing the year-to-date net loss to $2.5 billion. For these purposes, Alt-A mortgage securities are non-agency residential mortgage-backed securities (RMBS) where: (1) the underlying collateral has weighted average FICO scores between 680 and 720, or (2) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.

        The Company had $13.6 billion in Alt-A mortgage securities carried at fair value at September 30, 2008, which decreased from $16.4 billion at June 30, 2008. Of the $13.6 billion, $3.4 billion were classified as Trading assets, of which $573 million of fair value write-downs, net of hedging, were recorded in earnings, and $10.2 billion were classified as available-for-sale investments, on which $580 million of write-downs were recorded in earnings due to other-than-temporary impairments. In addition, an incremental $1.5 billion of pretax fair value unrealized losses were recorded in Accumulated Other Comprehensive Income (OCI).

Write-Downs on Monoline Insurers

        During the third quarter of 2008, Citigroup recorded pretax write-downs of credit value adjustments (CVA) of $919 million on its exposure to monoline insurers, bringing the year-to-date write-downs to $4.8 billion. CVA is calculated by applying the counterparty's current credit spread to the expected exposure on the trade. The majority of the exposure relates to hedges on super senior positions that were executed with various monoline insurance companies. See "Direct Exposure to Monolines" on page 38 for a further discussion.

Write-Downs on Highly Leveraged Loans and Financing Commitments

        Due to the continued dislocation of the credit markets and the reduced market interest in higher risk/higher yield instruments that began during the second half of 2007, liquidity in the market for highly leveraged financings is very limited. This has resulted in the Company's recording additional pretax write-downs of $792 million on funded and unfunded highly leveraged finance exposures, bringing the total year-to-date write-downs to $4.3 billion.

        Citigroup's exposure to highly leveraged financings totaled $23 billion at September 30, 2008 ($10 billion in funded and $13 billion in unfunded commitments), reflecting a decrease of $1 billion from June 30, 2008. See "Highly Leveraged Financing Commitments" on page 78 for further discussion.

Write-Downs on Commercial Real Estate Exposures

        S&B's commercial real estate exposure can be split into three categories: assets held at fair value, loans and commitments, and equity and other investments. For assets that are held at fair value, Citigroup recorded an additional $518 million of fair value write-downs on these exposures, net of hedges, during the third quarter of 2008 on commercial real estate exposure, bringing the year-to-date fair value write-downs to $1.6 billion. See "Exposure to Commercial Real Estate" on page 37 for a further discussion.

Write-Downs on Subprime-Related Direct Exposures

        During the third quarter of 2008, S&B recorded losses of $394 million pretax, net of hedges, on its subprime-related direct exposures, bringing the total losses year-to-date to $9.7 billion. The Company's remaining $19.6 billion in U.S. subprime net direct exposure in S&B at September 30, 2008 consisted of (a) approximately $16.3 billion of net exposures to the super senior tranches of collateralized debt obligations, which are collateralized by asset-backed securities, derivatives on asset-backed securities or both and (b) approximately $3.3 billion of subprime-related exposures in its lending and structuring business. See "Exposure to U.S. Real Estate" on page 34 for a further discussion of such exposures and the associated losses recorded during the third quarter of 2008.

Losses on Auction Rate Securities (ARS)

        As of September 30, 2008, ARS classified as Trading assets totaled $5.2 billion compared to $5.6 billion as of June 30, 2008. A significant majority are ARS where the underlying assets are student loans, while the remainder are ARS where the underlying assets are U.S. municipal securities as well as various other assets.

        During the third quarter of 2008, S&B recorded $166 million in pretax losses in Principal transactions, primarily due to widening spreads and reduced liquidity in the market. The total year-to-date net losses on ARS positions was $1.4 billion, a significant majority of which relates to ARS where student loans are the underlying assets.

Credit Reserves

        During the third quarter of 2008, the Company recorded a net build of $3.9 billion to its credit reserves. The build consisted of $3.2 billion in Consumer ($2.3 billion in North America and $855 million in regions outside of North America), $612 million in ICG and $64 million in GWM.

        The $2.3 billion build in North America Consumer primarily reflected a weakening of leading credit indicators, including higher delinquencies on first mortgages, unsecured personal loans, credit cards and auto loans. Reserves also increased due to trends in the U.S. macroeconomic environment, including the housing market downturn and rising unemployment rates.

        The $855 million build in regions outside of North America was primarily driven by deterioration in Mexico, Brazil and EMEA cards, and India Consumer Banking.

        The build of $612 million in ICG primarily reflected loan loss reserves for specific counterparties, as well as a weakening in credit quality in the corporate loan portfolio.

        As the environment for consumer credit continues to deteriorate, the Company has taken many actions to manage risks such as tightening underwriting criteria and reducing credit lines. However, credit card losses may continue to rise well into 2009, and it is possible that the Company's loss rates may exceed their historical peaks.

        The total allowance for loan losses and unfunded lending commitments totaled $25.0 billion at September 30, 2008.

Repositioning Charges

        In the third quarter of 2008, Citigroup recorded repositioning charges of $459 million pretax related to Citigroup's ongoing reengineering plans, which will result in certain branch closings and headcount reductions of approximately 6,300 employees. The year-to-date repositioning charges equal $1.6 billion. Direct staff at September 30, 2008 was approximately 352,000, a decrease of approximately 11,000 from June 30, 2008.

Sale of CitiCapital

        On July 31, 2008, Citigroup sold CitiCapital, the equipment finance unit in North America. A pre-tax loss of $517 million was recorded in the second quarter of 2008 in Discontinued Operations on the Company's Consolidated Statement of Income and was reduced by approximately $9 million in the third quarter for various closing adjustments. Approximately $4 million of net income related to CitiCapital was recorded in the third quarter of 2008. In addition, the income statement results of all CitiCapital businesses have been reported as Discontinued Operations for all periods presented.

Sale of CitiStreet

        In the third quarter of 2008, Citigroup and State Street Corporation completed the sale of CitiStreet, a benefits servicing business, to ING Group in an all-cash transaction valued at $900 million. CitiStreet is a joint venture formed in 2000, which, prior to the sale, was owned 50 percent each by Citigroup and State Street. The transaction closed on July 1, 2008 and generated an after-tax gain of $222 million ($347 million pretax) that was recorded in GWM.

Sale of Citigroup's German Retail Banking Operation

        On July 11, 2008, Citigroup announced the agreement to sell its German retail banking operations to Credit Mutuel for Euro 4.9 billion in cash plus the German retail banks operating net earnings accrued in 2008 through the closing. The transaction is expected to result in an after-tax gain of approximately $4 billion. The sale does not include the corporate and investment banking business or the Germany-based European data center. The sale is expected to close in the fourth quarter of 2008 pending regulatory approvals.

        The German retail banking operations generated total revenue of $1.7 billion and $1.6 billion, and pretax earnings of $521 million and $398 million for the nine months ended September 30, 2008 and 2007, respectively. These results are reported in Discontinued operations on the Company's Consolidated Statement of Income. In addition to these results, there was a $330 million pre-tax foreign exchange gain realized during the third quarter of 2008 from hedging the sale proceeds, which are denominated in Euros, and a tax benefit of $279 million that arose as a result of this sale. Including these two items, total revenue and after-tax income from discontinued operations for the nine months ended September 30, 2008 was $2.0 billion and $829 million, respectively. Furthermore, the assets and liabilities as of September 30, 2008 of the German retail banking operations to be sold are included within Assets of discontinued operations held for sale, and liabilities of discontinued operations held for sale, respectively, on the Company's Consolidated Balance Sheet.

Sale of Citigroup's Interest in Citigroup Global Services Limited

        On October 8, 2008, Citigroup announced an agreement with Tata Consultancy Services Limited (TCS) to sell all of Citigroup's interest in Citigroup Global Services Limited (CGSL) for all cash consideration of approximately $505 million, subject to closing adjustments. CGSL is the Citigroup captive provider of business process outsourcing services solely within the Banking and Financial Services sector.

        In addition to the sale, Citigroup signed an agreement for TCS to provide, through CGSL, process outsourcing services to Citigroup and its affiliates in an aggregate amount of $2.5 billion over a period of 9.5 years. The agreement builds upon the existing relationship between Citigroup and TCS, whereby TCS provides application development, infrastructure support, help desk and other process outsourcing services to Citigroup. CGSL generated for the full year 2007 approximately $212 million of revenues and pretax earnings of approximately $37 million. CGSL does not qualify as a discontinued operation due to the continued involvement of Citigroup.

        The transaction is expected to close in the fourth quarter of 2008 pending regulatory approvals and required consents.

Lehman Brothers Holding, Inc. Bankruptcy

        On September 15, 2008, Lehman Brothers Holding, Inc. ("LBHI", and, together with its subsidiaries, "Lehman") filed for Chapter 11 bankruptcy in U.S. Federal Court. A number of LBHI subsidiaries have subsequently filed bankruptcy or similar insolvency proceedings in the U.S. and other jurisdictions. Lehman's bankruptcy caused Citigroup to terminate cash management and foreign exchange clearance arrangements, close out approximately 40,000 Lehman foreign exchange, derivative and other transactions and quantify other exposures. Citigroup expects to file claims in the relevant Lehman bankruptcy proceedings, as appropriate. Citigroup's net exposure, after application of available collateral and offsets, is expected to be modest.

 SEGMENT AND REGIONAL—NET INCOME (LOSS) AND REVENUE

        The following tables present net income (loss) and revenues for Citigroup's businesses on a segment view and on a regional view:

Citigroup Net Income (Loss)—Segment View

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
Global Cards
North America	$(873)	$808	NM	$(158)	$2,391	NM
EMEA	(25)	30	NM	21	112	(81)%
Latin America	(36)	563	NM	645	982	(34)
Asia	32	41	(22)%	268	255	5

Total Global Cards	$(902)	$1,442	NM	$776	$3,740	(79)%

Consumer Banking
North America	$(1,080)	$59	NM	$(2,364)	$1,700	NM
EMEA	(94)	(28)	NM	(242)	(58)	NM
Latin America	29	102	(72)%	376	454	(17)%
Asia	46	23	100	355	639	(44)

Total Consumer Banking	$(1,099)	$156	NM	$(1,875)	$2,735	NM

Institutional Clients Group (ICG)
North America	$(2,950)	$(720)	NM	$(11,758)	$2,002	NM
EMEA	104	(26)	NM	(1,127)	1,472	NM
Latin America	271	407	(33)%	1,055	1,164	(9)%
Asia	558	606	(8)	1,412	1,930	(27)

Total ICG	$(2,017)	$267	NM	$(10,418)	$6,568	NM

Global Wealth Management (GWM)
North America	$264	$334	(21)%	$738	$1,029	(28)%
EMEA	24	4	NM	70	57	23
Latin America	16	12	33	57	56	2
Asia	59	140	(58)	197	308	(36)

Total GWM	$363	$490	(26)%	$1,062	$1,450	(27)%

Corporate/Other(1)	$232	$(246)	NM	$(533)	$(1,473)	64%

Income (Loss) from Continuing Operations	$(3,423)	$2,109	NM	$(10,988)	$13,020	NM
Discontinued Operations	$608	$103		$567	$430

Net Income (Loss)	$(2,815)	$2,212	NM	$(10,421)	$13,450	NM

(1)
The nine months ending September 30, 2007 include a $1,475 million Restructuring charge related to the Company's Structural Expense Initiatives project announced on April 11, 2007.

NM
Not meaningful

Citigroup Net Income (Loss)—Regional View

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
North America
Global Cards	$(873)	$808	NM	$(158)	$2,391	NM
Consumer Banking	(1,080)	59	NM	(2,364)	1,700	NM
ICG	(2,950)	(720)	NM	(11,758)	2,002	NM
Securities & Banking	(3,037)	(780)	NM	(11,975)	1,856	NM
Transaction Services	87	60	45%	217	146	49%
GWM	264	334	(21)	738	1,029	(28)

Total North America	$(4,639)	$481	NM	$(13,542)	$7,122	NM

EMEA
Global Cards	$(25)	$30	NM	$21	$112	(81)%
Consumer Banking	(94)	(28)	NM	(242)	(58)	NM
ICG	104	(26)	NM	(1,127)	1,472	NM
Securities & Banking	(175)	(205)	15%	(1,866)	970	NM
Transaction Services	279	179	56	739	502	47
GWM	24	4	NM	70	57	23

Total EMEA	$9	$(20)	NM	$(1,278)	$1,583	NM

Latin America
Global Cards	$(36)	$563	NM	$645	$982	(34)%
Consumer Banking	29	102	(72)%	376	454	(17)
ICG	271	407	(33)	1,055	1,164	(9)
Securities & Banking	126	297	(58)	636	887	(28)
Transaction Services	145	110	32	419	277	51
GWM	16	12	33	57	56	2

Total Latin America	$280	$1,084	(74)%	$2,133	$2,656	(20)%

Asia
Global Cards	$32	$41	(22)%	$268	$255	5%
Consumer Banking	46	23	100	355	639	(44)
ICG	558	606	(8)	1,412	1,930	(27)
Securities & Banking	252	364	(31)	537	1,300	(59)
Transaction Services	306	242	26	875	630	39
GWM	59	140	(58)	197	308	(36)

Total Asia	$695	$810	(14)%	$2,232	$3,132	(29)%
Corporate/Other	232	(246)	NM	(533)	(1,473)	64%

Income (Loss) from Continuing Operations	$(3,423)	$2,109	NM	$(10,988)	$13,020	NM
Income (Loss) from Discontinued Operations	$608	$103		$567	$430

Net Income (Loss)	$(2,815)	$2,212	NM	$(10,421)	$13,450	NM

NM
Not meaningful

Citigroup Revenues—Segment View

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
Global Cards
North America	$1,388	$3,510	(60)%	$7,659	$10,215	(25)%
EMEA	593	566	5	1,789	1,390	29
Latin America	1,143	1,728	(34)	4,148	3,585	16
Asia	665	538	24	1,999	1,582	26

Total Global Cards	$3,789	$6,342	(40)%	$15,595	$16,772	(7)%

Consumer Banking
North America	$4,414	$4,164	6%	$13,023	$12,446	5%
EMEA	622	625	—	2,084	1,788	17
Latin America	1,015	1,071	(5)	3,101	3,013	3
Asia	1,378	1,442	(4)	4,367	4,375	—

Total Consumer Banking	$7,429	$7,302	2%	$22,575	$21,622	4%

Institutional Clients Group (ICG)
North America	$(2,165)	$110	NM	$(11,737)	$8,381	NM
EMEA	1,913	1,398	37%	3,786	7,218	(48)%
Latin America	828	1,103	(25)	2,915	3,053	(5)
Asia	1,817	2,006	(9)	5,410	5,879	(8)

Total ICG	$2,393	$4,617	(48)%	$374	$24,531	(98)%

Global Wealth Management (GWM)
North America	$2,317	$2,455	(6)%	$7,120	$7,281	(2)%
EMEA	147	139	6	470	384	22
Latin America	92	92	—	294	275	7
Asia	608	833	(27)	1,874	1,594	18

Total GWM	$3,164	$3,519	(10)%	$9,758	$9,534	2%
Corporate/Other	(95)	(140)	32	(1,104)	(383)	NM

Total Net Revenues	$16,680	$21,640	(23)%	$47,198	$72,076	(35)%

NM Not meaningful

Citigroup Revenues—Regional View

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
North America
Global Cards	$1,388	$3,510	(60)%	$7,659	$10,215	(25)%
Consumer Banking	4,414	4,164	6	13,023	12,446	5
ICG	(2,165)	110	NM	(11,737)	8,381	NM
Securities & Banking	(2,693)	(336)	NM	(13,254)	7,226	NM
Transaction Services	528	446	18	1,517	1,155	31
GWM	2,317	2,455	(6)	7,120	7,281	(2)

Total North America	$5,954	$10,239	(42)%	$16,065	$38,323	(58)%

EMEA
Global Cards	$593	$566	5%	$1,789	$1,390	29%
Consumer Banking	622	625	—	2,084	1,788	17
ICG	1,913	1,398	37	3,786	7,218	(48)
Securities & Banking	1,043	674	55	1,234	5,216	(76)
Transaction Services	870	724	20	2,552	2,002	27
GWM	147	139	6	470	384	22

Total EMEA	$3,275	$2,728	20%	$8,129	$10,780	(25)%

Latin America
Global Cards	$1,143	$1,728	(34)%	$4,148	$3,585	16%
Consumer Banking	1,015	1,071	(5)	3,101	3,013	3
ICG	828	1,103	(25)	2,915	3,053	(5)
Securities & Banking	463	812	(43)	1,850	2,266	(18)
Transaction Services	365	291	25	1,065	787	35
GWM	92	92	—	294	275	7

Total Latin America	$3,078	$3,994	(23)%	$10,458	$9,926	5%

Asia
Global Cards	$665	$538	24%	$1,999	$1,582	26%
Consumer Banking	1,378	1,442	(4)	4,367	4,375	—
ICG	1,817	2,006	(9)	5,410	5,879	(8)
Securities & Banking	1,106	1,398	(21)	3,323	4,257	(22)
Transaction Services	711	608	17	2,087	1,622	29
GWM	608	833	(27)	1,874	1,594	18

Total Asia	$4,468	$4,819	(7)%	$13,650	$13,430	2%

Corporate/Other	(95)	(140)	32%	(1,104)	(383)	NM

Total Net Revenue	$16,680	$21,640	(23)%	$47,198	$72,076	(35)%

NM Not meaningful

GLOBAL CARDS

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
Net interest revenue	$2,884	$2,723	6%	$8,588	$7,674	12%
Non-interest revenue	905	3,619	(75)	7,007	9,098	(23)

Revenues, net of interest expense	$3,789	$6,342	(40)%	$15,595	$16,772	(7)%
Operating expenses	2,595	2,610	(1)	7,900	7,489	5
Provision for credit losses and for benefits and claims	2,672	1,568	70	6,582	3,730	76

Income (loss) before taxes and minority interest	$(1,478)	$2,164	NM	$1,113	$5,553	(80)%
Income taxes (benefits)	(579)	719	NM	327	1,806	(82)
Minority interest, net of taxes	3	3	—	10	7	43

Net income (loss)	$(902)	$1,442	NM	$776	$3,740	(79)%

Average assets (in billions of dollars)	$119	$113	5%	$122	$109	12%
Return on assets	(3.02)%	5.06%		0.85%	4.59%

Revenues, net of interest expense, by region:
North America	$1,388	$3,510	(60)%	$7,659	$10,215	(25)%
EMEA	593	566	5	1,789	1,390	29
Latin America	1,143	1,728	(34)	4,148	3,585	16
Asia	665	538	24	1,999	1,582	26

Total revenues	$3,789	$6,342	(40)%	$15,595	$16,772	(7)%

Net income (loss) by region:
North America	$(873)	$808	NM	$(158)	$2,391	NM
EMEA	(25)	30	NM	21	112	(81)%
Latin America	(36)	563	NM	645	982	(34)
Asia	32	41	(22)%	268	255	5

Total net income (loss)	$(902)	$1,442	NM	$776	$3,740	(79)%

Key Drivers (in billions of dollars)
Average loans	$89.9	$82.6	9%
Purchase sales	$111.1	$110.6	—
Open accounts (in millions)	182.7	184.0	(1)
Loans 90+ days past due as a % of EOP loans	2.39%	2.02%

NM
Not meaningful

3Q08 vs. 3Q07

        Global Cards revenue decreased 40%. Net Interest Revenue was 6% higher than the prior year primarily driven by growth in average loans of 9%. Non-Interest Revenue decreased 75% primarily due to lower securitization results in North America and the absence of a prior-year $729 million pretax gain on sale of Redecard shares.

        In North America, a 60% revenue decline was mainly due to lower securitization revenue which was driven primarily by a write-down of $1.4 billion in the residual interest in securitized balances. The residual interest was primarily affected by deterioration in the projected credit loss assumption used to value the asset.

        Outside of North America, revenue decreased by 15% primarily due to the absence of a prior-year gain on sale of Redecard shares. Excluding this item, revenue increased 14% with 5% growth in EMEA, 14% in Latin America and 24% in Asia. These increases were driven by growth in purchase sales and average loans in all regions. Revenues also increased driven by foreign currency translation gains related to the strengthening of local currencies (generally referred to hereinafter as "fx translation") and the Bank of Overseas Chinese acquisition.

        Operating expenses decreased 1%, primarily due to lower compensation and marketing expenses, partially offset by business volumes, higher credit management costs and repositioning charges, fx translation and acquisitions.

        Provision for credit losses and for benefits and claims increased $1.1 billion, reflecting increases of $543 million in net credit losses and $566 million in loan loss reserve builds. In North America, credit costs increased $620 million, driven by higher net credit losses, up $311 million or 68%, and a higher loan loss reserve build, up $309 million. The net charge to increase loan loss reserves included $243 million related to assets that were brought back on to the balance sheet due to rate and liquidity disruptions in the securitization market. Higher credit costs reflected a weakening of leading credit indicators, trends in the macroeconomic environment, including the housing market downturn, higher fuel costs, rising unemployment trends, and higher bankruptcy filings, as the continued acceleration in the rate at which delinquent customers advanced to write-off, a net charge to increase loan loss reserves related to an increase in reported receivables as maturing securitizations resulted in on-balance sheet funding, and also reflected higher business volumes. The net credit loss ratio increased by 293 basis points to 7.30%.

        Outside of North America, credit costs increased by $79 million, $303 million, and $107 million in EMEA, Latin

America, and Asia, respectively. These increases were driven by higher net credit losses, which were up $5 million, $185 million, and $42 million in EMEA, Latin America, and Asia, respectively. Higher net credit losses were driven by Mexico, Brazil, and India. Also contributing to the increase were higher loan loss reserve builds, which were up $74 million, $118 million, and $65 million in EMEA, Latin America, and Asia, respectively, as well as higher business volumes.

2008 YTD vs. 2007 YTD

        Global Cards revenue decreased 7%. Net Interest Revenue was 12% higher than the prior year primarily driven by growth in average loans of 16% and purchase sales of 6%. Non-Interest Revenue decreased by 23% primarily due to lower securitization results in North America. Results were also impacted by the following pre-tax gains: sale of Mastercard shares in the first, second and third quarters of 2007 totaling $322 million, sales of Redecard shares $729 million in the third quarter of 2007 and $663 million in the first quarter of 2008, IPO and subsequent sales of Visa shares in the first and third quarter of 2008 totaling $523 million, Upromise Cards portfolio sale in the second quarter of 2008 of $170 million and DCI sale of $111 million in the second quarter of 2008.

        In North America, a 25% revenue decline was driven by lower securitization revenues, which reflected the impact of higher funding costs and higher credit losses in the securitization trusts, the absence of a $257 million prior year gain on sale of Mastercard shares, partially offset by a current period gain from sale of Visa shares, the Upromise Cards portfolio sale, and the DCI sale resulting in pre-tax gains of $349 million, $170 million and $29 million, respectively. Average loans were up 2% while purchase sales remained flat.

        Outside of North America, revenues increased by 29%, 16%, and 26% in EMEA, Latin America, and Asia, respectively. These increases were driven by double-digit growth in purchase sales and average loans in all regions. The pretax gain on sale of DCI in the second quarter of 2008 impacted EMEA, Latin America, and Asia by $34 million, $17 million, and $31 million, respectively. The pretax gain on sale of Visa shares in the first and third quarters of 2008 impacted Latin America and Asia by $37 million and $138 million, respectively. Current-year revenues were unfavorably impacted by a $66 million pretax lower gain on sales of Redecard shares in Latin America and the absence of the prior-year pretax gain on sale of MasterCard shares of $7 million, $37 million and $21 million for EMEA, Latin America and Asia, respectively. Results include the impact of fx translation, as well as the acquisitions of Egg, Grupo Financiero Uno, Grupo Cuscatlán, and Bank of Overseas Chinese.

        Operating expenses increased 5%, primarily due to business volumes, higher credit management costs, the impact of acquisitions, repositioning charges and the impact of fx translation. These increases were partially offset by a $159 million Visa Litigation reserve release and $36 million legal vehicle restructuring in Mexico, both in the first quarter of 2008.

        Provision for credit losses and for benefits and claims increased $2.9 billion reflecting an increase of $1.5 billion in net credit losses and $1.4 billion in loan loss reserve builds. In North America, credit costs increased $1.4 billion, driven by higher net credit losses, up $674 million or 48%, and a higher loan loss reserve build, up $764 million. Higher credit costs reflected a weakening of leading credit indicators, trends in the macro-economic environment, including the housing market downturn, higher fuel costs, rising unemployment trends, higher bankruptcy filings, the continued acceleration in the rate at which delinquent customers advanced to write-off a net charge to increase loan loss reserves related to an increase in reported receivables as maturing securitizations resulted in on-balance sheet funding, and also reflected higher business volumes.

        Outside of North America, credit costs increased by $277 million, $894 million, and $237 million in EMEA, Latin America, and Asia, respectively. These increases were driven by higher net credit losses, which were up $170 million, $542 million, and $105 million in EMEA, Latin America, and Asia, respectively. Higher net credit losses were driven by Mexico, Brazil, and India, as well as the impact of acquisitions. Also contributing to the increase were higher loan loss reserve builds, which were up $107 million, $352 million, and $132 million in EMEA, Latin America, and Asia, respectively, and higher business volumes.

CONSUMER BANKING

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
Net interest revenue	$5,709	$5,258	9%	$17,139	$15,457	11%
Non-interest revenue	1,720	2,044	(16)	5,436	6,165	(12)

Revenues, net of interest expense	$7,429	$7,302	2%	$22,575	$21,622	4%
Operating expenses	4,188	4,270	(2)	12,939	12,054	7
Provision for credit losses and for benefits and claims	5,333	3,005	77	13,391	5,928	NM

Income (loss) before taxes and minority interest	$(2,092)	$27	NM	$(3,755)	$3,640	NM
Income taxes (benefits)	(996)	(136)	NM	(1,894)	872	NM
Minority interest, net of taxes	3	7	(57)%	14	33	(58)%

Net income (loss)	$(1,099)	$156	NM	$(1,875)	$2,735	NM

Average assets (in billions of dollars)	$542	$576	(6)%	$560	$573	(2)%
Return on assets	(0.81)%	0.11%		(0.45)%	0.64%

Revenues, net of interest expense, by region:
North America	$4,414	$4,164	6%	$13,023	$12,446	5%
EMEA	622	625	—	2,084	1,788	17
Latin America	1,015	1,071	(5)	3,101	3,013	3
Asia	1,378	1,442	(4)	4,367	4,375	—

Total revenues	$7,429	$7,302	2%	$22,575	$21,622	4%

Net income (loss) by region:
North America	$(1,080)	$59	NM	$(2,364)	$1,700	NM
EMEA	(94)	(28)	NM	(242)	(58)	NM
Latin America	29	102	(72)	376	454	(17)
Asia	46	23	100	355	639	(44)

Total net income (loss)	$(1,099)	$156	NM	$(1,875)	$2,735	NM

Consumer Finance Japan (CFJ)—NIR	$224	$263	(15)%	$661	$1,022	(35)%
Consumer Banking, excluding CFJ—NIR	$5,485	$4,995	10%	$16,478	$14,435	14%

CFJ—Operating expenses	$84	$251	(67)%	$280	$479	(42)%
Consumer Banking, excluding CFJ-operating expenses	$4,104	$4,019	2%	$12,659	$11,575	9%

CFJ—Net income	$(159)	$(298)	47	$(399)	$(336)	(19)
Consumer Banking, excluding CFJ—Net income (loss)	$(940)	$454	NM	$(1,476)	$3,071	NM

Key Indicators
Average loans (in billions)	$390.7	$386.0	1%
Average deposits (in billions)	$286.8	$283.1	1
Accounts (in millions)	80.0	76.6	4
Loans 90+ days past due as % of EOP loans	2.86%	1.69%
Branches	7,875	8,014	(2)

NM
Not meaningful

3Q08 vs 3Q07

        Consumer Banking revenues grew 2%, as increased revenues in North America were partially offset by declines in Latin America and Asia. Net Interest Revenue was 9% higher than the prior year from spread expansion and growth in average loans and deposits of 1%. Non-Interest Revenue declined 16%, primarily due to a 26% decline in investment sales and a $192 million loss resulting from the mark-to-market on the Mortage Servicing Rights (MSR) asset and related hedge in North America. Current and historical German Retail Banking operations income statement items have been reclassified as discontinued operations within the Corporate/Other Segment.

        In North America, revenues increased 6%. Net Interest Revenue was 13% higher than the prior-year period, primarily driven by volume growth in personal loans, as well as increased deposit revenue. Average loans and deposits were essentially flat with the prior-year period, with a reduction in residential real estate loans offset by growth in personal loans. Non-Interest Revenue declined 14%, mainly due to a $192 million loss from the mark-to-market on the MSR asset and related hedge. Revenues in EMEA remained flat as growth in average loans of 5% was offset by softening investment sales revenues due to market volatility. Revenues in Latin America were down 5% versus last year driven by spread compression not fully offset by average loan and deposit growth of 15% and 5%, respectively. Asia, excluding CFJ, revenues declined 2%, as growth in average loans and deposits, up 8% and 4%, respectively, was more than offset by a decline in investment sales, down 56%, due to a decline in equity markets across Asia. In CFJ, revenues declined 15%, reflecting an 8% decline in average loans as the portfolio continues to be managed down.

        Consumer Banking Operating Expenses declined 2%, as benefits from re-engineering efforts more than offset the impact of acquisitions and higher credit management costs. Expenses in the third quarter of 2007 included a $152 million write-down of customer intangibles and fixed assets in CFJ expenses in the third quarter of 2008 included a $150 million repositioning charge.

        North America expenses increased 2%, mainly due to an $87 million repositioning charge, higher credit management expenses and acquisitions, partially offset by lower compensation costs. EMEA expenses were essentially even with the prior-year period. Expenses in Latin America increased 5%, primarily driven by a $61 million repositioning charge and higher business volumes. Asia expenses declined 19%, primarily due to a $152 million write-down of customer intangibles and fixed assets recorded in the prior-year period.

        Provisions for credit losses and for benefits and claims increased 77% or $2.3 billion reflecting significantly higher net credit losses up $1.6 billion, primarily in North America and Latin America, as well as a $739 million incremental pretax charge to increase loan loss reserves in North America.

        North America credit costs increased $2.2 billion, due to higher net credit losses, up $1.4 billion, and increased loan loss reserves, up $739 million from the prior-year period. Higher credit costs were mainly driven by residential real estate loans and reflected a weakening of leading credit indicators, as well as trends in the macro-economic environment. The net credit loss ratio increased 194 basis points to 2.95%. Credit costs increased 45% in EMEA, reflecting higher net credit losses, up 55% or $67 million, and an $18 million incremental net charge to increase loan loss reserves. Higher credit costs reflected weakening in the macro-economic environment in certain developed countries, such as Spain and the U.K.. The net credit loss ratio increased 96 basis points to 2.95% with some impact due to lower volumes. Credit costs in Latin America increased 15%, as higher net credit losses, up $94 million, reflected deterioration in Mexico, Brazil and Colombia. The increase in credit costs was partially offset by a $13 million net release to loan loss reserves in the quarter, mainly due to reduced exposures to specific government-related entities. The net credit loss ratio increased 202 basis points to 4.53%. Credit costs in Asia increased 8%, driven by higher net credit losses, up 13% or $54 million. Higher credit costs were mainly driven by continued deterioration in the credit environment in India, where the business is being actively repositioned to reduce costs and mitigate losses. The net credit loss ratio increased 23 basis points to 3.23%.

2008 YTD vs. 2007 YTD

        Consumer Banking revenue increased 4%. Net Interest Revenue was 11% higher than the prior year, as growth of 8% in average loans and 8% in deposits and margin expansion was partially offset by a 35% net interest revenue decline in CFJ. Acquisitions and fx translation also contributed to the increase in revenues. Non-Interest Revenue declined 12%, primarily due to a 20% decline in investment sales and a loss from the mark-to-market on the MSR asset and related hedge in North America.

        In North America, revenues increased 5%. Net Interest Revenue was 14% higher than the prior year, primarily due to increased average loans and deposits, up 6% and 2%, respectively, margin expansion in residential real estate loans, and higher deposit revenue. Non-Interest Revenue declined 19%, mainly due to a loss from the mark-to-market on the MSR asset and related hedge. Excluding the impact from the MSR asset and related hedge, total revenues increased 12%. Revenues in EMEA increased by 17%, driven by strong growth in average loans and deposits, improved net interest margin and the impact of the Egg acquisition. Revenues in Latin America were up 3%, driven by 21% growth in average loans and 11% growth in deposits (including the impact of acquisitions of Grupo Financiero Uno and Grupo Cuscatlan), partially offset by spread compression and lower revenues from the Chile divestiture. Asia revenues were basically flat, as growth in average loans and deposits of 11% and 9%, respectively, was offset by a 34% total revenue decline in CFJ and lower investment sales. Excluding CFJ, revenues increased 6%. Volume growth in EMEA, Latin America and Asia was partially offset by a double-digit decline in investment sales due to a decline in equity markets across the regions.

        Operating expense growth of 7% was primarily driven by higher business volumes, increased credit management costs, a $492 million repositioning charge, and acquisitions, partially offset by a $221 million benefit related to a legal vehicle repositioning in Mexico, lower incentive compensation expenses and the prior year write-down of customer intangibles and fixed assets in CFJ.

        Expenses were up 10% in North America, primarily driven by a $304 million repositioning charge, higher credit management expenses, and acquisitions. Excluding the repositioning charge, expenses increased 5%. EMEA expenses were up 17% primarily due to the impact of repositioning charges in 2008 and the impact of the Egg acquisition, partially offset by a decline in incentive compensation and the benefits from re-engineering efforts and fx translation. Expenses decreased 1% in Latin America primarily driven by a $221 million benefit related to a legal vehicle repositioning in Mexico, offset by acquisitions and volume growth. The 2% growth in Asia was primarily driven by the acquisition of BOOC and higher volumes.

        Provisions for credit losses and for benefits and claims increased $7.5 billion, reflecting significantly higher net credit losses in North America, Mexico and India, as well as a $3.2 billion incremental pretax charge to increase loan loss reserves, primarily in North America. The impact of portfolio growth and acquisitions also contributed to the increase in credit costs.

        Credit costs in North America increased by $6.5 billion, due to higher net credit losses, up $3.5 billion, and a $3.0 billion incremental pre-tax charge to increase loan loss reserves. Higher credit costs reflected a weakening of leading credit indicators, including higher delinquencies in first and second mortgages, auto and unsecured personal loans, as well as trends in the macro-economic environment, including the housing market downturn. The net credit loss ratio increased 151 basis points to 2.42%. EMEA credit costs increased 53% reflecting deterioration in Western European countries as well as the Egg acquisition. In Latin America, credit costs increased $265 million, primarily due to higher net credit losses, the absence of recoveries in the prior-year period in Mexico and lower loan loss reserve builds. Credit costs in Asia increased 25% primarily driven by a $149 million incremental pretax charge to increase loan loss reserves, increased credit costs, especially in India, acquisitions and portfolio growth.

 INSTITUTIONAL CLIENTS GROUP (ICG)

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
Net interest revenue	$4,450	$3,374	32%	$13,576	$8,619	58%
Non-interest revenue	(2,057)	1,243	NM	(13,202)	15,912	NM

Revenues, net of interest expense	$2,393	$4,617	(48)%	$374	$24,531	(98)%
Operating expenses	5,202	4,463	17	17,030	15,203	12%
Provision for credit losses and for benefits and claims	997	238	NM	1,920	514	NM

Income (loss) before taxes and minority interest	$(3,806)	$(84)	NM	$(18,576)	$8,814	NM
Income taxes (benefits)	(1,690)	(320)	NM	(8,084)	2,153	NM
Minority interest, net of taxes	(99)	(31)	NM	(74)	93	NM

Net income (loss)	$(2,017)	$267	NM	$(10,418)	$6,568	NM

Average assets (in billions of dollars)	$1,203	$1,434	(16)%	$1,333	$1,293	3%

Revenues, net of interest expense, by region:
North America	$(2,165)	$110	NM	$(11,737)	$8,381	NM
EMEA	1,913	1,398	37%	3,786	7,218	(48)%
Latin America	828	1,103	(25)	2,915	3,053	(5)
Asia	1,817	2,006	(9)	5,410	5,879	(8)

Total revenues	$2,393	$4,617	(48)%	$374	$24,531	(98)%

Net income (loss) by region:
North America	$(2,950)	$(720)	NM	$(11,758)	$2,002	NM
EMEA	104	(26)	NM	(1,127)	1,472	NM
Latin America	271	407	(33)%	1,055	1,164	(9)%
Asia	558	606	(8)	1,412	1,930	(27)

Total net income (loss)	$(2,017)	$267	NM	$(10,418)	$6,568	NM

Total net income (loss) by product:
Securities and Banking	$(2,834)	$(324)	NM	$(12,668)	$5,013	NM
Transaction Services	817	591	38%	2,250	1,555	45%

Total net income (loss)	$(2,017)	$267	NM	$(10,418)	$6,568	NM

Securities and Banking
Revenue details
Net Investment Banking	$142	$528	(73)%	$(1,072)	$3,592	NM
Lending	1,346	439	NM	2,025	1,513	34%
Equity markets	476	1,033	(54)	2,853	4,098	(30)
Fixed income markets	(2,412)	733	NM	(10,068)	9,836	NM
Other Securities and Banking	367	(185)	NM	(585)	(74)	NM

Total Securities and Banking Revenues	$(81)	$2,548	NM	$(6,847)	$18,965	NM
Transaction Services	2,474	2,069	20%	7,221	5,566	30%

Total revenues	$2,393	$4,617	(48)%	$374	$24,531	(98)%

Transaction Services
Key Indicators
Average deposits and other customer liability balances (in billions)	$273	$256	7%
Assets under custody (EOP in trillions)	$11.9	$12.7	(6)%

NM
Not meaningful

3Q08 vs. 3Q07

        Revenues, net of interest expense, were negative in S&B due to substantial write-downs and losses related to the fixed income and credit markets. These included write-downs of $2.0 billion on SIV assets, write-downs of $1.2 billion, net of hedges, on Alt-A mortgages, downward credit value adjustments of $919 million related to exposure to monoline insurers, write-downs of $792 million, net of underwriting fees, on funded and unfunded highly leveraged finance commitments, write-downs of $518 million on commercial real estate positions, and net write-downs of $394 million on subprime-related direct exposures. Negative revenues also included a $306 million write-down related to the ARS settlement and were partially offset by a $1.5 billion gain related to the inclusion of Citigroup's credit spreads in the determination of the market value of those liabilities for which the fair value option was elected. Transaction Services revenues were up 20% to a record $2.5 billion, reflecting double-digit revenue growth across all regions. Average deposits and other customer liability balances increased 7%, while a decline in global equity markets resulted in a 6% reduction in assets under custody.

        Operating expenses increased in S&B, reflecting a significant downward adjustment to incentive compensation in the prior-year period. Expense growth also includes a $221 million repositioning charge in the current quarter, partially offset by a decline in other operating and administrative costs. Transaction Services expenses grew 5%, primarily driven by higher business volumes and the Bisys acquisition.

        The provision for credit losses in S&B increased significantly, mainly driven by an incremental net charge to increase loan loss reserves of $447 million, reflecting loan loss reserves for specific counterparties, as well as a weakening in credit quality in the corporate loan portfolio. Credit costs were also driven by a $287 million increase in net credit losses, mainly associated with loan sales.

2008 YTD vs. 2007 YTD

        Revenues, net of interest expense, were negative in S&B due to substantial write-downs and losses related to the fixed income and credit markets. Included in this decrease are $9.7 billion of write-downs on subprime-related direct exposure, $4.8 billion of downward credit market value adjustments related to exposure to monoline insurers, $4.3 billion of write-downs (net of underwriting fees) on funded and unfunded highly leveraged finance commitments, $2.5 billion of write-downs on Alt-A mortgage securities, net of hedges, $2.2 billion of write-downs of SIV assets, $1.6 billion of write-downs on commercial real estate positions and $1.4 billion of write-downs on auction rate securities inventory due to failed auctions, predominately in the first quarter of 2008, and deterioration in the credit markets. Transaction Services revenues grew 30% driven by new business wins and implementations, growth in customer liability balances and the impact of acquisitions.

        Operating expenses increased 17% in Transaction Services due to increased investment spending, business volumes and the acquisition of The Bisys Group. Expenses increased 11% in S&B, reflecting $773 million of repositioning charges and the absence of a litigation reserve release recorded in the prior year, offset partially by a decrease in compensation costs.

        The provision for credit losses in S&B increased, primarily from a $799 million increase in net credit losses mainly associated with loan sales and an incremental net charge to increase loan loss reserves of $542 million, reflecting loan loss reserves for specific counterparties, as well as a weakening in credit quality in the corporate loan portfolio. Transaction Services credit costs increased, primarily due to a charge to increase loan loss reserves, mainly from the commercial banking portfolio in the emerging markets.

GLOBAL WEALTH MANAGEMENT

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
Net interest revenue	$671	$538	25%	$1,840	$1,593	16%
Non-interest revenue	2,493	2,981	(16)	7,918	7,941	—

Revenues, net of interest expense	$3,164	$3,519	(10)%	$9,758	$9,534	2%
Operating expenses	2,513	2,621	(4)	7,943	7,185	11
Provision for credit losses and for benefits and claims	65	57	14	126	86	47

Income before taxes and minority interest	$586	$841	(30)%	$1,689	$2,263	(25)%
Income taxes (benefits)	225	312	(28)	616	759	(19)
Minority interest, net of taxes	(2)	39	NM	11	54	(80)

Net income	$363	$490	(26)%	$1,062	$1,450	(27)%

Average assets (in billions of dollars)	$111	$97	14%	$109	$80	36%
Return on assets	1.30%	2.00%		1.30%	2.42%

Revenues, net of interest expense, by region:
North America	$2,317	$2,455	(6)%	$7,120	$7,281	(2)%
EMEA	147	139	6	470	384	22
Latin America	92	92	—	294	275	7
Asia	608	833	(27)	1,874	1,594	18

Total revenues	$3,164	$3,519	(10)%	$9,758	$9,534	2%

Net income by region:
North America	$264	$334	(21)%	$738	$1,029	(28)%
EMEA	24	4	NM	70	57	23
Latin America	16	12	33	57	56	2
Asia	59	140	(58)	197	308	(36)

Total net income	$363	$490	(26)%	$1,062	$1,450	(27)%

Key Indicators (in billions of dollars, except for offices)
Average loans	$64	$57	12%
Average deposits and other customer liability balances	$124	$119	4%
Offices	831	871	(5)
Total client assets	$1,532	$1,820	(16)%
Clients assets under fee-based management	$415	$515	(19)

NM
Not meaningful

3Q08 vs. 3Q07

        Revenues, net of interest expense, declined 10% primarily due to the impact of challenging market conditions on Investment and Capital Market revenues, particularly in North America and Asia, partially offset by greater Banking revenues in North America, EMEA and Asia and an increase in Lending revenues across regions. The consolidated revenue also includes the gain on sale of CitiStreet and charges related to settlement of auction rate securities (ARS).

        Total client assets, including assets under fee-based management, decreased $288 billion, or 16%, mainly reflecting the impact of market declines over the past year. Net client asset flows decreased compared to the prior year, to $3 billion. GWM had 14,735 financial advisors/bankers as of September 30, 2008, compared with 15,458 as of September 30, 2007, driven by attrition in North America and Asia, as well as planned eliminations.

        Operating expenses decreased 4% driven by lower variable expense and incentive compensation, and the impact of reengineering projects, partially offset by the ARS settlement penalty of $50 million.

        The provision for credit losses increased by $8 million. Provision for the quarter represents builds related to SFAS 114 impaired loans and additional reserves due to loan deterioration.

2008 YTD vs. 2007 YTD

        Revenues, net of interest expense, increased 2% primarily due to the impact of the Nikko Cordial acquisition, an increase in Banking and Lending revenues across most regions and an increase in EMEA and Latin America Capital Markets, partially offset by lower Capital Markets revenue in Asia and North America.

        Operating expenses increased 11% primarily due to the impact of acquisitions, a reserve of $250 million in the first quarter of 2008 related to an offer to facilitate the liquidation of investments in a Citi-managed fund for its clients, repositioning charges, and the ARS settlement penalty.

        The provision for credit losses increased by $40 million, reflecting reserve builds and $9 million of write-downs in

Asia. The reserve builds in 2008 were mainly for mortgages, FAS114 impairment, additional reserves required due to deterioration in risk rating of a loan facility and for lending to address client liquidity needs related to their auction rate securities holdings in North America.

CORPORATE/OTHER

	Third Quarter		Nine Months
In millions of dollars	2008	2007	2008	2007
Net interest revenue	$(308)	$(49)	$(704)	$(197)
Non-interest revenue	213	(91)	(400)	(186)

Revenues, net of interest expense	$(95)	$(140)	$(1,104)	$(383)
Operating expense	(73)	188	32	1,771
Provision for loan losses	—	(1)	—	(2)

(Loss) before taxes and minority interest	$(22)	$(327)	$(1,136)	$(2,152)
Income taxes (benefits)	(254)	(83)	(602)	(682)
Minority interest, net of taxes	—	2	(1)	3

Income (loss) from continuing operations	$232	$(246)	$(533)	$(1,473)

Income (loss) from discontinued operations, net of tax	$608	$103	$567	$430

Net income (loss)	$840	$(143)	$34	$(1,043)

3Q08 vs. 3Q07

        Revenues, net of interest expense, increased primarily due to lower funding costs and effective hedging activities, partly offset by funding of higher tax assets and enhancements to our liquidity position.

        Operating expenses decreased primarily due to Incentive Compensation accrual reductions and lower SFAS 123(R)-related expenses, partly offset by repositioning charges.

        Income tax benefits increased due to higher tax benefits held at Corporate.

2008 YTD vs. 2007 YTD

        Revenues, net of interest expense, decreased primarily due to inter-company transaction costs related to current year capital raises and the sale of CitiCapital, funding of higher tax assets and enhancements to our liquidity position as well as the absence of a prior-year gain on the sale of certain corporate-owned assets.

        Operating expenses, excluding the 2007 first quarter repositioning charge of $1,836 million, decreased primarily due to lower Incentive Compensation accrual reductions and SFAS 123(R)-related expenses.

REGIONAL DISCUSSIONS

        The following are the four regions in which Citigroup operates. The regional results are fully reflected in the previous segment discussions.

NORTH AMERICA

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
Net interest revenue	$7,072	$5,876	20%	$20,943	$16,798	25%
Non-interest revenue	(1,118)	4,363	NM	(4,878)	21,525	NM

Total Revenues, net of interest expense	$5,954	$10,239	(42)%	$16,065	$38,323	(58)%
Total operating expenses	7,533	6,844	10	23,956	21,912	9
Provisions for credit losses and for benefits and claims	$6,078	$2,774	NM	$14,888	$5,803	NM

Income (loss) before taxes and minority interest	$(7,657)	$621	NM	$(22,779)	$10,608	NM
Income taxes (benefits)	(2,892)	143	NM	(9,127)	3,393	NM
Minority interest, net of tax	(126)	(3)	NM	(110)	93	NM

Net income (loss)	$(4,639)	$481	NM	$(13,542)	$7,122	NM

Average assets (in billions of dollars)	$1,118	$1,254	(11)%	$1,226	$1,208	1%
Return on assets	(1.65)%	0.15%		(1.48)%	0.79%

Key Drivers (in billions of dollars, except branches)
Average Loans	$526.5	$516.0	2%
Average Consumer Banking Loans	$291.7	$293.2	(1)
Average deposits (and other consumer liability balances)	$250.8	$244.2	3
Branches/offices	4,117	4,178	(1)

NM
Not meaningful

3Q08 vs. 3Q07

        Total revenues decreased 42%. Net Interest Revenue was 20% higher than the prior year primarily driven by lower funding costs which resulted in higher spreads during the quarter. The increase was also driven by growth in average loans of 2% and average deposits of 3%. Non-Interest Revenue decreased $5.5 billion primarily due to S&B's write-downs and losses related to the credit markets. These included write-downs on SIV assets, Alt-A mortgages, funded and unfunded highly leveraged finance commitments and positions, subprime-related direct exposures and a downward credit value adjustments related to exposure to monoline insurers. S&B revenues also included a write-down related to the ARS settlement. These write-downs were partially offset by a $1.5 billion gain from the change in Citigroup's own credit spreads for those liabilities to which the Company has elected the fair value option. In Global Cards, a 60% revenue decline was due to lower securitization revenue which was driven primarily by a write-down of $1.4 billion in the residual interest in securitized balances. The residual interest was primarily affected by deterioration in the projected credit loss assumption used to value the asset. Revenues also included a $347 million gain on the sale of CitiStreet recorded in GWM. In Consumer Banking, revenue was negatively impacted by the loss from the mark-to-market on the MSR asset and related hedge.

        Operating expenses increased 10% primarily due to repositioning charges, a $100 million fine related to the ARS settlement, and the impact of acquisitions. Expense growth was partially offset by benefits from re-engineering efforts.

        Provisions for credit losses and for benefits and claims increased $3.3 billion primarily reflecting a weakening of leading credit indicators, including higher delinquencies on residential real estate loans, unsecured personal loans, credit cards and auto loans. Credit costs also increased due to trends in the U.S. macroeconomic environment, including the housing market downturn and rising unemployment rates. Additionally, the increase reflected loan loss reserves for specific counterparties, as well as a weakening in credit quality in the corporate loan portfolio.

2008 YTD vs. 2007 YTD

        Total revenues decreased 58%. Net Interest Revenue was 25% higher than the prior year primarily driven by lower funding costs which resulted in higher spreads during the first nine months of 2008. The increase was also driven by growth in average loans of 8% and average deposits of 6%. Non-Interest Revenue decreased $26.4 billion driven by substantial write-downs and losses related to the fixed income and credit markets in S&B. The decrease in S&B was partially offset by a $1.5 billion gain from the change in Citigroup's own credit spreads of those liabilities for which the Company has elected the fair value option. In Global Cards, a 25% revenue decline was due to lower securitization revenue which was driven primarily by a write-down in the residual interest in securitized balances. The decrease was also attributable to the absence of a prior-year $257 million gain on sale of MasterCard shares. The decrease was partially offset by a $349 million gain on the IPO of Visa shares in the 2008 first quarter and gains in the 2008 second quarter of $170 million on the Upromise Cards Portfolio sale and $29 million on the sale of DCI. Negative revenues were also partially offset by a $347 million gain on the sale of CitiStreet in 2008 third quarter. In Consumer Banking, revenue was negatively impacted by the loss from the MSR-related mark-to-market.

        Operating expenses increased 9%, reflecting repositioning charges, the impact of acquisitions, a $100 million fine related to the ARS settlement and the absence of a prior year litigation reserve release in S&B. Expense growth was partially offset by benefits from re-engineering efforts and by a partial release of the Visa-related litigation reserve in the first quarter 2008.

        Provisions for credit losses and for benefits and claims increased $9.1 billion primarily reflecting a weakening of leading credit indicators, including higher delinquencies on residential real estate loans, unsecured personal loans, credit cards and auto loans. Credit costs also increased due to trends in the U.S. macroeconomic environment, including the housing market downturn and rising unemployment rates. Additionally, the increase reflected loan loss reserves for specific counterparties, as well as a weakening in credit quality in the corporate loan portfolio.

EMEA

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
Net interest revenue	$2,066	$1,922	7%	$6,537	$5,149	27%
Non-interest revenue	1,209	806	50	1,592	5,631	(72)

Total Revenues, net of interest expense	$3,275	$2,728	20%	$8,129	$10,780	(25)%
Total operating expenses	2,504	2,362	6	8,464	7,755	9
Provisions for credit losses and for benefits and claims	$988	$620	59	$2,056	$1,264	63

Income (loss) before taxes and minority interest	$(217)	$(254)	15%	$(2,391)	$1,761	NM
Income taxes (benefits)	(254)	(255)	—	(1,183)	115	NM
Minority interest, net of tax	28	21	33	70	63	11%

Net income (loss)	$9	$(20)	NM	$(1,278)	$1,583	NM

Average assets (in billions of dollars)	$364	$440	(17)%	$390	$398	(2)%
Return on assets	0.01%	(0.02)%		(0.44)%	0.53%

Key Drivers (in billions of dollars, except branches)
Average Loans	$113.4	$128.3	(12)%
Average Consumer Banking Loans	$25.3	$24.0	5
Average deposits (and other consumer liability balances)	$160.6	$150.5	7
Branches/offices	788	782	1

NM
Not meaningful

3Q08 vs. 3Q07

        Total Revenues increased 20% largely driven by S&B and Transaction Services. In Global Cards, revenues increased by 5%, driven by higher purchase sales and average loans, up 7% and 14%, respectively. Consumer Banking revenues remained flat as growth in average loans of 5% was offset by impairment of the U.K. Held for Sale loan portfolio and softening revenues due to market volatility. Current and historical Germany retail banking results and condition have been reclassified as discontinued operations and are included in the Corporate/Other segment.

        In ICG, S&B revenues were up 55% from the 2007 third quarter, mainly because the subprime-related direct exposures are now managed primarily in North America and have been transferred from EMEA to North America (from the second quarter of 2008 forward). The current quarter included write-downs in commercial real estate positions and highly-leveraged finance commitments. Revenues also reflected strong results in local markets sales and trading. Transaction Services revenues increased 20% with continued growth in customer liability balances, up 16%.

        Revenues in GWM grew by 6% with the strength of annuity revenues more than offsetting a decline in capital markets and investment revenue. Average loans grew 12% while client assets under fee-based management decreased 19% primarily due to lower market values.

        Operating Expenses were up 6% from the third quarter of 2007 but declined for the third consecutive quarter. The growth from the prior period was primarily driven by lower compensation accruals in S&B in the third quarter of 2007. Underlying costs continue to trend down reflecting lower headcount and continued benefits from re-engineering efforts.

        Provisions for credit losses and for benefits and claims increased 59%. The increase was primarily driven by losses associated with loan sales in S&B, deterioration in the credit environment in Southern Europe, the U.K. and Pakistan and higher loan loss reserve builds.

2008 YTD vs. 2007 YTD

        Revenues were down 25% due to write-downs in S&B, partially offset by double-digit growth across all other segments.

        Global Cards revenues increased by 29%, driven by double-digit growth in purchase sales and average loans. Revenues in Consumer Banking increased by 17%, driven by strong growth in average loans and deposits and improved net interest margin and the impact of the Egg acquisition.

        In ICG, S&B revenue was down 76% from last year due to write-downs on subprime-related direct exposures in the first quarter of 2008 and write-downs in commercial real estate positions and in funded and unfunded highly-leveraged loan commitments. Revenues in S&B also included a strong performance in local markets sales and trading. Transaction Services revenues increased by 27% driven by increased customer volumes and deposit growth.

        Revenues in GWM grew by 22% primarily driven by an increase in annuity revenues and the impact of the acquisition of Quilter.

        Operating Expenses were up 9% compared to 2007 due to the impact of organizational and repositioning charges in 2008, the impact of acquisitions and fx translation, offset by a decline in incentive compensation and the benefits from reengineering efforts.

        Provisions for credit losses and for benefits and claims increased 63% primarily due to an increase in net credit losses and an incremental net charge to increase loan loss reserves.

LATIN AMERICA

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
Net interest revenue	$2,061	$1,933	7%	$6,245	$5,212	20%
Non-interest revenue	1,017	2,061	(51)	4,213	4,714	(11)

Total Revenues, net of interest expense	$3,078	$3,994	(23)%	$10,458	$9,926	5%
Total operating expenses	1,849	1,830	1	5,158	4,962	4
Provisions for credit losses and for benefits and claims	$968	$640	51	$2,534	$1,307	94

Income before taxes and minority interest	$261	$1,524	(83)%	$2,766	$3,657	(24)%
Income taxes	(20)	439	NM	630	999	(37)
Minority interest, net of tax	1	1	—	3	2	50

Net income	$280	$1,084	(74)%	$2,133	$2,656	(20)%

Average assets (in billions of dollars)	$156	$150	4%	$156	$141	11%
Return on assets	0.71%	2.87%		1.83%	2.52%

Key Drivers (in billions of dollars, except branches)
Average Loans	$61.0	$58.5	4%
Average Consumer Banking Loans	16.0	13.9	15
Average deposits (and other consumer liability balances)	$67.9	$66.0	3%
Branches/offices	2,598	2,664	(2)

NM
Not meaningful

3Q08 vs. 3Q07

        Total Revenue was 23% lower than the prior year, due to the absence of of $729 million from the Redecard gain on sale recorded last year in the Global Cards business. Consumer Banking revenues declined 5% largely resulting from the Chile business divestiture in the first quarter of 2008, partially offset by growth in deposits of 5% and in average loans of 15%. S&B revenues decreased 43%, driven by adverse market conditions impacting the FX, interest rates and equities businesses. Transaction Services revenues grew 25%, due to steady growth in the Direct Custody business, as average customer deposits increased 11%, and due to the impact of the Cuscatlan acquisition. GWM revenues were flat due to increased market volatility.

        Operating expense increased slightly over the prior year, up 1%, mainly because of $95 million in repositioning charges. Excluding these charges, expenses declined 4%, with declines in legal costs, advertising and marketing, and incentive compensation, partially offset by an increase in Cards and the impact of fx translation.

        Provisions for credit losses and for benefits and claims increased $328 million or 51% as the credit environment worsened, particularly in Mexico and Brazil. Net credit losses grew 82% primarily due to portfolio growth and deteriorating portfolio quality in Cards and Consumer Banking.

2008 YTD vs. 2007 YTD

        Total Revenue was 5% higher than the prior year, with a growth of 15% in average loans, and 17% in total customer deposits. Transaction Services revenues increased 35%, mainly from the custody business as average deposits grew rapidly in the third quarter of 2007 and have remained at those levels. [Global Cards grew 16% on higher volumes; the first nine months of 2008 include a $663 million Redecard gain on sale, while the first nine months of 2007 included a $729 million Redecard gain on sale.] Revenue gains were partially offset by an 18% decrease in S&B revenues due to write-downs and losses related to fixed income and equities.

        Operating expense growth of 4% was primarily driven by acquisitions and volume growth, higher collection costs, legal costs and reserves, and repositioning charges, partially offset by a $282 million benefit related to a legal vehicle repositioning in Mexico in the first quarter of 2008. Certain poorly performing branches were closed, mainly in Brazil and Mexico, partially offset by openings in Mexico, due to repositioning and realignment in both Retail and Consumer Finance.

        Provisions for credit losses and for benefits and claims increased 94% as the credit environment worsened, primarily reflecting a $953 million increase in net credit losses and an increase in loan loss reserve builds, reflecting a legacy portfolio sale in 2007, asset deterioration, and volume growth.

ASIA

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2008	2007		2008	2007
Net interest revenue (NIR)	$2,514	$2,162	16%	$7,417	$6,185	20%
Non-interest revenue	1,954	2,657	(26)	6,233	7,245	(14)

Total Revenues, net of interest expense	$4,468	$4,819	(7)%	$13,650	$13,430	2%
Total operating expenses	2,612	2,928	(11)	8,234	7,302	13
Provisions for credit losses and for benefits and claims	$1,032	$832	24%	$2,540	$1,883	35%

Income before taxes and minority interest	$824	$1,059	(22)%	$2,876	$4,245	(32)%
Income taxes	127	249	(49)	650	1,079	(40)
Minority interest, net of tax	2	—	—	(6)	34	NM

Net income	$695	$810	(14)%	$2,232	$3,132	(29)%

Average assets
(in billions of dollars)	$337	$375	(10)%	$352	$307	15%
Return on assets	0.82%	0.86%		0.85%	1.36%

Consumer Finance Japan (CFJ)—NIR	$224	$263	(15)%	$661	$1,022	(35)%
Asia excluding CFJ—NIR	$2,290	$1,899	21	$6,756	$5,163	31%

CFJ—Operating Expenses	$84	$251	(67)%	$280	$479	(42)%
Asia excluding CFJ—Operating Expenses	$2,528	$2,677	(6)%	$7,954	$6,823	17%

CFJ—Net Income	$(159)	(298)	47%	$(399)	$(336)	(19)%
Asia excluding CFJ—Net Income	$854	1,108	(23)	$2,631	$3,468	(24)%

Key Drivers
(in billions of dollars, except branches)
Average Loans	$128.1	$129.4	(1)%
Average Consumer Banking Loans	$49.9	$46.4	8
Average deposits (and other consumer liability balances)	$204.5	$197.4	4
Branches/offices	1,203	1,261	(5)%

3Q08 vs. 3Q07

        Net Interest Revenue increased 16%. Global Cards Revenue growth of 11% was driven by 14% growth in purchase sales and 17% growth in average loans. Consumer Banking excluding Consumer Finance Japan (CFJ) grew by 4%, driven by 8% growth in average loans and 4% growth in deposits. Transaction Services exhibited strong Revenue growth across all products resulting in 19% growth. S&B grew $226 million, reflecting improved spreads.

        Non-Interest Revenue decreased 26%, as S&B continued to be impacted by market volatility and declining valuations. Outside of S&B, non-interest revenue increased in Global Cards and Transaction Services, partially offset by lower Investment Sales in Consumer Banking and GWM.

        Operating Expenses decreased 11% reflecting a lower level of incentive compensation, the benefits of reengineering, and the absence of a prior-year restructuring charge, partly offset by the current year repositioning charge.

        Provisions for credit losses and for benefits and claims increased 24% driven by a $372 million pretax charge to increase loan loss reserves and by higher credit costs which were due to a combination of portfolio growth and some deterioration in the macroeconomic environment, including India.

Asia Excluding CFJ

        As disclosed in the table above, NIR excluding CFJ increased 21% and 31% in the 2008 third quarter and year-to-date periods, respectively. Operating Expenses excluding CFJ decreased 6% in the third quarter while it increased 17% in the year-to-date period, and Net income excluding CFJ decreased 23% and 24%, respectively.

2008 YTD vs. 2007 YTD

        Net Interest Revenue increased 20%. Global Cards growth of 19% was driven by 20% growth in purchase sales and 24% growth in average loans. Consumer Banking excluding CFJ grew by 15%, driven by growth of 14% in average loans and 9% growth in deposits. Transaction Services exhibited strong growth across all products resulting in 28% growth. S&B grew $738 million reflecting better spreads in the quarter, and higher dividend revenue. Growth was also impacted by foreign exchange, acquisitions and portfolio purchases.

        Non-Interest Revenue decreased 14% as S&B continued to be impacted by market volatility and declining valuations. Outside of S&B, non-interest revenue increased 17% with strong growth in Global Cards, Transaction Services and GWM, partially offset by lower Investment Sales in Consumer Banking and GWM. Results included a $31 million gain on the sale of DCI, partially offset by a $21 million gain on the sale of MasterCard shares in the prior-year period.

        Operating Expense increased 13% primarily driven by the impact of acquisitions, strengthening local currencies and repositioning charges, partly offset by benefits of reengineering.

        Provisions for credit losses and for benefits and claims increased 35% primarily driven by a $267 million incremental pretax charge to increase loan loss reserves, increased credit costs in India, acquisitions and portfolio growth.

 MANAGING GLOBAL RISK

        Citigroup's risk management framework balances strong corporate oversight with well-defined independent risk management functions for each business and region, as well as cross-business product expertise. The Citigroup risk management policies and practices are described in Citigroup's 2007 Annual Report on Form 10-K.

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars	3rd Qtr. 2008	2nd Qtr.(1) 2008	1st Qtr.(1) 2008	4th Qtr.(1) 2007	3rd Qtr.(1) 2007
Allowance for loan losses at beginning of period	$20,777	$18,257	$16,117	$12,728	$10,381

Provision for loan losses
Consumer(2)	$7,855	$6,259	$5,332	$6,438	$4,427
Corporate	1,088	724	245	882	154

	$8,943	$6,983	$5,577	$7,320	$4,581

Gross credit losses
Consumer
In U.S. offices	$3,069	$2,599	$2,325	$1,895	$1,364
In offices outside the U.S.	1,914	1,798	1,637	1,415	1,434
Corporate
In U.S. offices	160	346	40	596	20
In offices outside the U.S.	200	36	97	169	74

	$5,343	$4,779	$4,099	$4,075	$2,892

Credit recoveries
Consumer
In U.S. offices	$137	$148	$172	$162	$160
In offices outside the U.S.	252	286	253	254	219
Corporate
In U.S. offices	3	24	3	15	1
In offices outside the U.S.	31	1	33	55	59

	$423	$459	$461	$486	$439

Net credit losses
In U.S. offices	$3,089	$2,773	$2,190	$2,314	$1,223
In offices outside the U.S.	1,831	1,547	1,448	1,275	1,230

Total	$4,920	$4,320	$3,638	$3,589	$2,453

Other—net(3)(4)(5)(6)(7)	$(795)	$(143)	$201	$(342)	$219

Allowance for loan losses at end of period	$24,005	$20,777	$18,257	$16,117	$12,728

Allowance for unfunded lending commitments(8)	$957	$1,107	$1,250	$1,250	$1,150

Total allowance for loan losses and unfunded lending commitments	$24,962	$21,884	$19,507	$17,367	$13,878

Net consumer credit losses	$4,594	$3,963	$3,537	$2,894	$2,419
As a percentage of average consumer loans	3.35%	2.83%	2.52%	2.07%	1.82%

Net corporate credit losses (recoveries)	$326	$357	$101	$695	$34
As a percentage of average corporate loans	0.19%	0.19%	0.05%	0.34%	0.02%

(1)
Reclassified to conform to the current period's presentation

(2)
Included in the allowance for loan losses are reserves for Trouble Debt Restructurings (TDRs) of $1,443 million, $882 million, and $443 million as of September 30, 2008, June 30, 2008 and March 31, 2008, respectively.

(3)
The third quarter of 2008 primarily includes reductions to the credit loss reserves of $23 million related to securitizations, reductions of $244 million related to the pending sale of Citigroup's German Retail Banking Operation and reductions of approximately $500 million related to foreign currency translation.

(4)
The second quarter of 2008 primarily includes reductions to the credit loss reserves of $21 million related to securitizations, reductions of $156 million related to the sale of CitiCapital and additions of $56 million related to purchase price adjustments for the Grupo Cuscatlan acquisition.

(5)
The first quarter of 2008 primarily includes reductions to the credit loss reserves of $58 million related to securitizations, additions of $50 million related to the BOOC acquisition and additions of $217 million related to fx translation.

(6)
The fourth quarter of 2007 primarily includes reductions to the credit loss reserves of $150 million related to securitizations and $7 million related to transfers to loans held-for-sale, reductions of $151 million related to purchase price adjustments for the Egg Bank acquisition and reductions of $83 million related to the transfer of the U.K. CitiFinancial portfolio to Loans held-for-sale.

(7)
The third quarter of 2007 primarily includes additions related to purchase accounting adjustments related to the acquisition of Grupo Cuscatlan of $181 million, offset by reductions of $73 million related to securitizations.

(8)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other Liabilities on the Consolidated Balance Sheet.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	Sept. 30, 2008	Jun. 30,(1) 2008	Sept. 30,(1) 2007	3rd Qtr. 2008	2nd Qtr.(1) 2008	3rd Qtr.(1) 2007
On-balance sheet(2)	$539.0	$550.1	$537.0	$544.6	$563.9	$527.5
Securitized receivables (all in North America Cards)	107.9	111.0	104.0	108.8	107.4	101.1
Credit card receivables held-for-sale(3)	—	—	3.0	—	1.0	3.0

Total managed(4)	$646.9	$661.1	$644.0	$653.4	$672.3	$631.6

(1)
Reclassified to conform to the current period's presentation.

(2)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $3 billion and $3 billion for the third quarter of 2008, approximately $3 billion and $2 billion for the second quarter of 2008 and approximately $2 billion and $2 billion for the third quarter of 2007, respectively, which are included in Consumer Loans on the Consolidated Balance Sheet.

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

        Citigroup's total allowance for loans, leases and unfunded lending commitments of $25.0 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for loan losses attributed to the Consumer portfolio was $19.1 billion at September 30, 2008, $16.5 billion at June 30, 2008 and $9.2 billion at September 30, 2007. The increase in the allowance for loan losses from September 30, 2007 of $9.9 billion included net builds of $10.9 billion.

        The builds consisted of $10.8 billion in Consumer ($8.8 billion in North America and $2.0 billion in regions outside of North America) and $131 million in GWM.

        The build of $8.8 billion in North America Consumer primarily reflects an increase in the losses embedded in the portfolio as a result of weakening leading credit indicators, including increased delinquencies on first mortgages, unsecured personal loans, credit cards, and auto loans. Also, the build reflected trends in the U.S. macro-economic environment, including the housing market downturn, rising unemployment rates and portfolio growth. The build of $2.0 billion in regions outside of North America Consumer primarily reflects portfolio growth and the impact of recent acquisitions and credit deterioration in certain countries.

        On-balance-sheet consumer loans of $539.0 billion increased $2.0 billion from September 30, 2007, primarily driven by increases in all Global Cards and GWM regions, partially offset by decreases in Consumer Banking. Net credit losses, delinquencies and the related ratios are affected by the credit performance of the portfolios, including bankruptcies, unemployment, global economic conditions, portfolio growth and seasonal factors, as well as macroeconomic and regulatory policies.

EXPOSURE TO U.S. REAL ESTATE IN SECURITIES AND BANKING

Subprime-Related Direct Exposure in Securities and Banking

        The following table summarizes Citigroup's U.S. subprime-related direct exposures in Securities and Banking (S&B) at September 30, 2008 and June 30, 2008:

In billions of dollars	June 30, 2008 exposures	Third quarter 2008 write-downs(1)		Third quarter 2008 sales/transfers(2)		September 30, 2008 exposures
Direct ABS CDO Super Senior Exposures:
Gross ABS CDO Super Senior Exposures (A)	$27.9					$25.7
Hedged Exposures (B)	9.8					9.4
Net ABS CDO Super Senior Exposures:
ABCP/CDO(3)	$14.4	$(0.8)		$(0.3)		$13.3
High grade	2.0	0.2	(4)	(1.1)		1.1
Mezzanine	1.6	0.3	(4)	(0.2)		1.7
ABS CDO-squared	0.2	0.0		(0.0)		0.1

Total Net Direct ABS CDO Super Senior Exposures (A-B)=(C)	$18.1	$(0.3)		$(1.5	)(5)	$16.3

Lending & Structuring Exposures:
CDO warehousing/unsold tranches of ABS CDOs	$0.1	$(0.0)		$(0.0)		$0.1
Subprime loans purchased for sale or securitization	2.8	(0.3)		(0.4)		2.1
Financing transactions secured by subprime	1.5	(0.2	)(4)	(0.2)		1.1

Total Lending and Structuring Exposures (D)	$4.3	$(0.5)		$(0.6)		$3.3

Total Net Exposures C+D(6)	$22.5	$(0.8)		$(2.1)		$19.6

Credit Adjustment on Hedged Counterparty Exposures (E)(7)		$(0.9)

Total Net Write-Downs (C+D+E)		$(1.7)

Note: Table may not foot or cross-foot due to roundings.

(1)
Includes net profits associated with liquidations.

(2)
Reflects sales, transfers, repayment of principal and liquidations.

(3)
Consists of older vintage, high grade ABS CDOs.

(4)
Includes $357 million recorded in credit costs.

(5)
A portion of the underlying securities was purchased in liquidations of CDOs and is reported as Trading account assets. As of September 30, 2008, $347 million relating to deals liquidated were held in the trading books.

(6)
Composed of net CDO super senior exposures and gross Lending and Structuring exposures.

(7)
SFAS 157 adjustment related to counterparty credit risk.

Subprime-Related Direct Exposure in Securities and Banking

        The Company had approximately $19.6 billion in net U.S. subprime-related direct exposures in its S&B business at September 30, 2008.

        The exposure consisted of (a) approximately $16.3 billion of net exposures in the super senior tranches (i.e., most senior tranches) of collateralized debt obligations which are collateralized by asset-backed securities, derivatives on asset-backed securities or both (ABS CDOs), and (b) approximately $3.3 billion of exposures in its lending and structuring business.

Direct ABS CDO Super Senior Exposures

        The net $16.3 billion in ABS CDO super senior exposures as of September 30, 2008 is collateralized primarily by subprime residential mortgage-backed securities (RMBS), derivatives on RMBS or both. These exposures include $13.3 billion in commercial paper (ABCP) issued as the super senior tranches of ABS CDOs and approximately $3.0 billion of other super senior tranches of ABS CDOs.

        Citigroup's CDO super senior subprime direct exposures are Level 3 assets and are subject to valuation based on significant unobservable inputs. Fair value of these exposures (other than high grade and mezzanine as described below) is based on estimates of future cash flows from the mortgage loans underlying the assets of the ABS CDOs. To determine the performance of the underlying mortgage loan portfolios, the Company estimates the prepayments, defaults and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates, and borrower and loan attributes, such as age, credit scores, documentation status, loan-to-value (LTV) ratios, and debt-to-income (DTI) ratios. The model is calibrated using available mortgage loan information including historical loan performance. In addition, the methodology estimates the impact of geographic concentration of mortgages, and the impact of reported fraud in the origination of subprime mortgages. An appropriate discount rate is then applied to the cash flows generated for each ABCP and CDO-squared tranche, in order to estimate its current fair value.

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

        As was the case in the second quarter of 2008, the third quarter housing-price changes were estimated using a forward-looking projection. However, for the third quarter of 2008, this projection incorporates the Loan Performance Index, whereas in the second quarter of 2008, it incorporated the S&P Case Shiller Index. This change was made because the Loan Performance Index provided more comprehensive geographic data. In addition, the Company's mortgage default model has been updated for mortgage performance data from the first half of 2008, a period of sharp home price declines and high levels of mortgage foreclosures.

        The valuation as of September 30, 2008 assumes a cumulative decline in U.S. housing prices from peak to trough of 32%. This rate assumes declines of 16% and 10% in 2008 and 2009, respectively, the remainder of the 32% decline having already occurred before the end of 2007. The valuation methodology as of June 30, 2008 assumed a cumulative decline in U.S. housing prices from peak to trough of 23%, with assumed declines of 12% and 3% in 2008 and 2009, respectively.

        In addition, during the second and third quarters of 2008, the discount rates were based on a weighted average combination of the implied spreads from single name ABS bond prices, ABX indices and CLO spreads, depending on vintage and asset types. To determine the discount margin, the Company applies the mortgage default model to the bonds underlying the ABX indicies and other referenced cash bonds and solves for the discount margin that produces the market prices of those instruments. Using this methodology, the impact of the decrease of the home price appreciation projection from -23% to -32% resulted in a decrease in the discount margins incorporated in the valuation model. Additionally, there were a number of liquidations of high-grade and mezzanine positions during the third quarter. These were at prices close to the value of trader prices. The liquidation proceeds in total were also above the June 30th carrying amount of the positions liquidated.

        For the third quarter of 2008, the valuation of the high-grade and mezzanine ABS CDO positions was changed from model valuation to trader prices based on the underlying assets of each high-grade and mezzanine ABS CDO. Unlike the ABCP and CDO-squared positions, the high-grade and mezzanine positions are now largely hedged through the ABX and bond short positions, which are, by necessity, trader priced. Thus, this change brings closer symmetry in the way these long and short positions are valued by the Company. Additionally, there were a number of liquidations of high-grade and mezzanine positions during the third quarter. These were at prices close to the value of trader prices. The liquidation proceeds in total were also above the June 30, 2008 carrying amount of the positions liquidated. Citigroup intends to use trader marks to value this portion of the portfolio going forward so long as it remains largely hedged.

        The primary drivers that currently impact the model valuations are the discount rates used to calculate the present value of projected cash flows and projected mortgage loan performance. In valuing its direct ABCP and CDO-squared super senior exposures, the Company has made its best estimate of the key inputs that should be used in its valuation methodology. However, the size and nature of these positions as well as current market conditions are such that changes in inputs such as the discount rates used to calculate the present value of the cash flows can have a significant impact on the reported value of these exposures. For instance, each 10 basis point change in the discount rate used generally results in an approximate $48 million change in the fair value of the Company's direct ABCP and CDO-squared super senior exposures as at September 30, 2008. This applies to both decreases in the discount rate (which would decrease the value of these assets and increase reported write-downs) and increases in the discount rate (which would decrease the value of these assets and increase reported write-downs).

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

Lending and Structuring Exposures

        The $3.3 billion of subprime-related exposures includes approximately $0.1 billion of CDO warehouse inventory and unsold tranches of ABS CDOs, approximately $2.1 billion of actively managed subprime loans purchased for resale or securitization, at a discount to par, during 2007, and approximately $1.1 billion of financing transactions with customers secured by subprime collateral. These amounts represent the fair value as determined using observable inputs and other market data. The majority of the change from the June 30, 2008 balances reflects sales, transfers and liquidations.

        S&B also has trading positions, both long and short, in U.S. subprime RMBS and related products, including ABS CDOs, which are not included in the figures above. The exposure from these positions is actively managed and hedged, although the effectiveness of the hedging products used may vary with material changes in market conditions.

Direct Exposure to Monolines

        In its S&B business, the Company has exposure to various monoline bond insurers (Monolines) listed in the table below from hedges on certain investments and from trading positions. The hedges are composed of credit default swaps and other hedge instruments. The Company recorded an additional $919 million in credit market value adjustments (CVA) during the third quarter of 2008 on the market value exposures to the Monolines. In addition, the Company recorded releases/utitilizations against the credit market value adjustment of $1.2 billion during the quarter.

        The following table summarizes the market value of the Company's direct exposures to and the corresponding notional amounts of transactions with the various Monolines as well as the aggregate credit market value adjustment associated with these exposures as of September 30, 2008 and June 30, 2008 in S&B:

	September 30, 2008
			Net Market Value Exposure June 30, 2008
In millions of dollars	Net Market Value Exposure	Notional Amount of Transactions
Direct Subprime ABS CDO Super Senior:
Ambac	$3,952	$5,298	$3,658
FGIC	1,300	1,450	1,260
ACA	—	—	519

Subtotal Direct Subprime ABS CDO Super Senior	$5,252	$6,748	$5,437

Trading Assets—Subprime:
Ambac	—	—	$1,210

Trading Assets—Subprime	—	—	$1,210

Trading Assets—Non Subprime:
MBIA	$1,167	$4,538	$1,103
FSA	126	1,126	94
ACA	—	—	122
Assured	63	488	51
Radian	27	150	19
Ambac	(83)	1,043	2

Trading Assets—Non Subprime	$1,300	$7,345	$1,391

Subtotal Trading Assets	$1,300	$7,345	$2,601

Credit Market Value Adjustment	$(4,564)		$(4,890)

Total Net Market Value Direct Exposure	$1,988	$14,093	$3,148

        The market value exposure, net of payable and receivable positions, represents the market value of the contract as of September 30 and June 30, 2008, excluding the credit market value adjustment. The notional amount of the transactions, including both long and short positions, is used as a reference value to calculate payments. The credit market value adjustment is a downward adjustment to the market value exposure to a counterparty to reflect the counterparty's creditworthiness in respect of the obligations in question.

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

        As of September 30, 2008 and June 30, 2008, the Company had $9.4 billion notional amount of hedges against its Direct Subprime ABS CDO super senior positions. Of that $9.4 billion, $6.7 billion was purchased from monolines and is included in the notional amount of transactions in the table above. The market value of the hedges provided by the monolines against our direct subprime ABS CDO super senior positions was $5.3 billion as of September 30, 2008 and $5.4 billion as of June 30, 2008.

        In addition, there was $1.3 billion and $2.6 billion of market value exposure to monolines related to our trading assets as of September 30, 2008 and June 30, 2008, respectively. Trading assets include trading positions, both long and short, in U.S. subprime residential mortgage-backed securities (RMBS) and related products, including ABS CDOs. There was $1.2 billion net market value exposure related to subprime trading positions with a notional amount of $1.4 billion as of June 30, 2008, which was settled during the third quarter of 2008. The transaction was settled for a gain relative to the June 30, 2008 net market value exposure, which includes the credit market value adjustment related to this position.

        The notional amount of transactions related to the remaining non-subprime trading assets as of September 30, 2008 was $7.3 billion with a corresponding market value exposure of $1.3 billion. The $7.3 billion notional amount of transactions comprised $2.0 billion primarily in interest rate swaps with a corresponding market value exposure of $15 million. The remaining notional amount of $5.2 billion was in the form of credit default swaps and total return swaps with a market value exposure of $1.2 billion.

        The notional amount of transactions related to the remaining non-subprime trading assets at June 30, 2008 was $10.0 billion with a net market value exposure of $1.4 billion. The $10.1 billion notional amount of transactions comprised $2.8 billion primarily in interest rate swaps with a market value exposure of $14 million. The remaining notional amount of $7.3 billion was in the form of credit default swaps and total return swaps with a market value of $1.4 billion.

        During the third quarter of 2008, the Company recorded an increase in the credit market value adjustment of $919 million. This increase was offset by utilizations/releases of $1.245 billion, resulting in a net decrease to the quarter-end balance of $326 million.

        The Company has purchased mortgage insurance from various monoline mortgage insurers on first mortgage loans. The notional amount of this insurance protection was approximately $500 million as of September 30, 2008 and approximately $400 million as of June 30, 2008 with nominal pending claims against this notional amount.

        In addition, Citigroup has indirect exposure to Monolines in various other parts of its businesses. Indirect exposure includes circumstances in which the Company is not a contractual counterparty to the Monolines, but instead owns securities which may benefit from embedded credit enhancements provided by a Monoline. For example, corporate or municipal bonds in the trading business may be insured by the Monolines. The previous table does not capture this type of indirect exposure to the Monolines.

Exposure to Commercial Real Estate

        The Company, through its business activities and as a capital markets participant, incurs exposures that are directly or indirectly tied to the global commercial real estate market. These exposures are represented primarily by the following three categories:

        (1) Assets held at fair value: approximately $11.1 billion of securities, loans and other items linked to commercial real estate that are carried at fair value as Trading account assets, approximately $3.7 billion of commercial real estate loans and loan commitments classified as held-for-sale and measured at the lower of cost or market (LOCOM) and approximately $2.1 billion of securities backed by commercial real estate carried at fair value as available-for-sale Investments. Changes in fair value for these Trading account assets and held-for-sale loans and loan commitments are reported in current earnings, while changes in fair value for these available-for-sale investments are reported in OCI with other-than-temporary impairments reported in current earnings.

        The majority of these exposures are classified as Level 3 in the fair value hierarchy. In recent months, weakening activity in the trading markets for some of these instruments resulted in reduced liquidity, thereby decreasing the observable inputs for such valuations and could have an adverse impact on how these instruments are valued in the future if such conditions persist.

        (2) Loans and commitments: approximately $19.8 billion of commercial real estate loan exposures, all of which are recorded at cost, less loan loss reserves. The impact from changes in credit is reflected in the calculation of the allowance for credit losses and in net credit losses.

        (3) Equity and other investments: Approximately $5.3 billion of equity and other investments such as limited partner fund investments which are accounted for under the equity method.

Exposure to Alt-A Mortgage Securities

        See "Events in 2008" on page 8 for a description of incremental write-downs on Alt-A mortgage securities in S&B.

 EVALUATING INVESTMENTS FOR OTHER THAN TEMPORARY IMPAIRMENTS

Available-for-Sale Unrealized Losses

        The following table presents the amortized cost, the gross unrealized gains and losses, and the fair value for available-for-sale securities at September 30, 2008:

	September 30, 2008				Variance vs. June 30, 2008
In millions of dollars	Amortized cost	Gross pretax unrealized gains	Gross pretax unrealized losses	Fair value	Amortized cost	Gross pretax unrealized gains	Gross pretax unrealized losses	Fair value
Securities available-for-sale
Mortgage-backed securities	$56,641	$48	$7,878	$48,811	$(5,305)	$14	3,464	$(8,755)
U.S. Treasury and federal agencies	26,834	53	138	26,749	(11,624)	27	(107)	(11,490)
State and municipal	14,133	8	1,762	12,379	393	(54)	1,039	(700)
Foreign government	69,542	303	720	69,125	(2,865)	(16)	(647)	(2,234)
U.S. corporate	12,024	26	457	11,593	3,735	(13)	268	3,454
Other debt securities	14,673	47	176	14,544	(4,500)	(25)	(110)	(4,415)

Total debt securities available-for-sale	$193,847	$485	$11,131	$183,201	$(20,166)	$(67)	$3,907	$(24,140)

Marketable equity securities available-for-sale	$2,363	$1,250	$193	$3,420	$(86)	$(464)	$69	$(619)

Total securities available-for-sale	$196,210	$1,735	$11,324	$186,621	$(20,252)	$(531)	$3,976	$(24,759)

        The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FASB Staff Position FAS No. 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (FSP FAS 115-1). An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in other comprehensive income (OCI).

        Management has determined that the unrealized losses reflected in the table above are temporary in nature. The Company's process for identifying other-than-temporary impairment is described in more detail in Footnote 10 on page 100.

Mortgage-backed securities

        The increase in gross unrealized losses on mortgage-backed securities during the quarter ended September 30, 2008 was primarily related to ongoing widening of market credit spreads on Alt-A and Non-Agency securities. These increased market spreads reflect increased risk/liquidity premiums that buyers securities are currently demanding. As market liquidity for these types of securities has decreased, the primary buyers of these securities typically demand a return on investments that is significally higher than historically experienced.

        Consistent with prior periods, the Company has assessed each position for credit impairment. However, given the declines in fair values, and general concerns regarding housing prices, and the delinquency and default rates on the mortgage loans underlying these securities, the Company's analysis to identify securities in which it is not probable that all principal and interest contractually due will be recovered has been enhanced. The extent of the Company's analysis and the stress on assumptions used in the analysis are increased for securities where the current fair value or other characteristics of the security warrant heightened scrutiny regarding the credit quality of the investment.

        For U.S. mortgage-backed securities (and in particular for Alt-A and other mortgage-backed securities that have significant unrealized losses as a percentage of amortized cost), credit impairment is assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period, and then projects remaining cash flows using a number of assumptions, including default rates, prepayment rates, and recovery rates (on foreclosed properties).

        Management develops specific assumptions using as much market data as possible, and includes internal estimates as well as estimates published by rating agencies and other third-party sources. If the models predict, given the forward-looking assumptions, that it is not probable that a mortgage-backed security will recover all principal and interest due, the Company records other-than-temporary impairment in the Consolidated Statement of Income equal to the entire decline in fair value of the mortgage-backed security. During the third quarter of 2008, the Company recorded approximately $600 million of pretax losses in the Consolidated Statement of Income for mortgage-backed securities where management determined it was not probable the Company would be able to collect all principal and interest when due.

        Where a mortgage-backed security is not deemed to be credit-impaired, management performs additional analysis to assess whether it has the intent and ability to hold each security for a period of time sufficient for a forecasted recovery of fair value. In most cases, management has asserted that it has the intent and ability to hold investments for the forecasted recovery period, which in some cases may be the security's maturity date. Where such an assertion has not been made, the securities decline in fair value is deemed to be other-than-temporary and recorded in earnings. Management has asserted significant holding periods for mortgage-backed securities that in certain cases now approach the maturity of the securities. The weighted-average estimated life of the securities is currently approximately 7 years for U.S. mortgage-backed securities, and approximately 4 years for European mortgage-backed securities. The estimated life of the securities may change depending on future performance of the underlying loans, including prepayment activity and experienced credit losses.

State and Municipal Debt Securities

        The increase in gross unrealized losses on state and municipal debt securities during the quarter ended September 30, 2008 was a result of market disruption late in the quarter causing reduced liquidity and an increase in short-term yields. The Company continues to believe that receipt of all principal and interest on these securities is probable.

        For further disclosures regarding available-for-sale investments, see footnote 10 on 100.

CITIGROUP DERIVATIVES

Notionals(1)

	Trading derivatives(2)		Asset/liability management hedges(3)
In millions of dollars	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Interest rate contracts
Swaps	$16,581,844	$16,433,117	$778,256	$521,783
Futures and forwards	2,953,595	1,811,599	164,513	176,146
Written options	3,417,946	3,479,071	28,470	16,741
Purchased options	3,516,775	3,639,075	83,731	167,080

Total interest rate contract notionals	$26,470,160	$25,362,862	$1,054,970	$881,750

Foreign exchange contracts
Swaps	$947,800	$1,062,267	$64,131	$75,622
Futures and forwards	2,760,597	2,795,180	45,167	46,732
Written options	644,152	653,535	6,509	292
Purchased options	651,239	644,744	1,038	686

Total foreign exchange contract notionals	$5,003,788	$5,155,726	$116,845	$123,332

Equity contracts
Swaps	$142,569	$140,256	$—	$—
Futures and forwards	24,030	29,233	—	—
Written options	848,644	625,157	—	—
Purchased options	806,346	567,030	—	—

Total equity contract notionals	$1,821,589	$1,361,676	$—	$—

Commodity and other contracts
Swaps	$44,734	$29,415	$—	$—
Futures and forwards	100,212	66,860	—	—
Written options	32,480	27,087	—	—
Purchased options	37,076	30,168	—	—

Total commodity and other contract notionals	$214,502	$153,530	$—	$—

Credit derivatives(4)
Citigroup as the Guarantor:
Credit default swaps	$1,575,754	$1,755,440	$—	$—
Total return swaps	2,048	12,121	—	—
Credit default options	581	276	—	—
Citigroup as the Beneficiary:
Credit default swaps	$1,672,042	$1,890,611	$—	$—
Total return swaps	40,257	15,895	—	—
Credit default options	742	450	—	—

Total credit derivatives	$3,291,424	$3,674,793	$—	$—

Total derivative notionals	$36,801,463	$35,708,587	$1,171,815	$1,005,082

[Table continues on the following page.]

 Mark-to-Market (MTM) Receivables/Payables

	Derivatives receivables—MTM		Derivatives payables—MTM
In millions of dollars	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Trading Derivatives(2)
Interest rate contracts	$285,307	$269,400	$286,838	$257,329
Foreign exchange contracts	123,328	77,942	115,397	71,991
Equity contracts	35,487	27,934	63,889	66,916
Commodity and other contracts	17,310	8,540	17,444	8,887
Credit derivatives:
Citigroup as the Guarantor	3,831	4,967	144,400	73,103
Citigroup as the Beneficiary	162,161	78,426	4,426	11,191

Total	$627,424	$467,209	$632,394	$489,417
Less: Netting agreements, cash collateral and market value adjustments	(534,516)	(390,328)	(529,033)	(385,876)

Net Receivables/Payables	$92,908	$76,881	$103,361	$103,541

Asset/Liability Management Hedges(3)
Interest rate contracts	$4,896	$8,529	$3,780	$7,176
Foreign exchange contracts	2,451	1,634	971	972

Total	$7,347	$10,163	$4,751	$8,148

(1)
Includes the notional amounts for long and short derivative positions.

(2)
Trading derivatives include proprietary positions, as well as certain hedging derivatives instruments that qualify for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133).

(3)
Asset/Liability Management Hedges include only those end-user derivative instruments where the changes in market value are recorded in Other assets or Other liabilities.

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

        The market value adjustments applied by the Company consist of the following items:

  •
  Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy (see note 17 on page 126 for more details) to ensure that the fair value reflects the price at which the entire position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument, adjusted to take into account the size of the position.

  •
  Counterparty credit-risk adjustments are applied to derivatives such as over-the-counter derivatives, where the base valuation uses market parameters based on the LIBOR interest rate curves. Not all counterparties have the same credit risk as that implied by the relevant LIBOR curve, so it is necessary to consider the market view of the credit risk of a counterparty in order to estimate the fair value of such an item.

  •
  Bilateral or "own" credit-risk adjustments are applied to reflect the Company's own credit risk when valuing derivatives at fair value, in accordance with the requirements of SFAS 157. The methodology is consistent with that applied in determining counterparty credit-risk adjustments, but incorporates the Company's own credit risk as observed in the credit default swap market.

        Counterparty and own credit adjustments consider the estimated future cash flows between Citi and its counterparties under the terms of the derivative instrument, and the effect of credit risk on the valuation of those cash flows, rather than a point-in-time assessment of the current recognized net asset or liability. Furthermore, the credit-risk adjustments take into account the effect of credit-risk mitigants such as pledged collateral and any legal right of offset (to the extent such offset exists) with a counterparty through arrangements such as netting agreements. All or a portion of these credit value adjustments may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of Citi or its counterparties, changes in the credit mitigants associated with the derivative instruments, or, if such adjustments are not realized, upon settlement of the derivative instruments. A narrowing of Citigroup's credit spreads would generally adversely affect revenues.

        The credit valuation adjustment (CVA) to the fair value of derivative instruments as of September 30, 2008 was as follows (in millions of dollars):

Non-Monoline
Counterparty	Citigroup (Own)	Total	Monoline Counterparty	Total CVA
$(3,841)	$4,494	$653	$(4,564)	$(3,911)

        The pre-tax gains (losses) related to changes in credit valuation adjustments on derivatives for the specified periods were as follows (in millions of dollars):

	Non-Monoline
In millions of dollars gain (loss)	Counterparty	Citigroup (Own)	Net	Monoline Counterparty	Net Gain (Loss)
Three months ended September 30, 2008	$(852)	$1,951	$1,099	$(919)	$180

Nine months ended September 30, 2008	$(2,237)	$3,164	$927	$(4,838)	$(3,911)

        The own-credit amounts shown above relate solely to the derivative portfolio, and do not include:

  •
  own-credit adjustments for non-derivative liabilities measured at fair value due to fair value election under SFAS 155 or SFAS 159. See footnote 17 on page 126 for further information.

  •
  The effect of counterparty credit risk embedded in non-derivative instruments. During 2008, general spread widening has negatively affected the market value of a range of financial instruments. Losses on non-derivative instruments, such as bonds and loans, related to counterparty credit risk are not included in the table above.

Credit Derivatives

        The Company makes markets in and trades a range of credit derivatives, both on behalf of clients as well as for its own account. Through these contracts, the Company either purchases or writes protection on either a single-name or a portfolio of credits. The Company uses credit derivatives to help mitigate credit risk in its corporate loan portfolio and other cash positions, to take proprietary trading positions, and to facilitate client transactions.

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

        The following tables summarize the key characteristics of the Company's credit derivative portfolio by activity, counterparty and derivative instrument as of September 30, 2008 and December 31, 2007:

September 30, 2008:

	Market values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By Activity:
Credit portfolio	$2,143	$53	$80,413	$—
Dealer/client	163,849	148,773	1,632,628	1,578,383

Total by Activity	$165,992	$148,826	$1,713,041	$1,578,383

By Industry/Counterparty
Bank	$92,169	$91,263	$1,054,002	$1,017,928
Broker-dealer	41,667	40,231	434,390	399,523
Monoline	6,641	114	11,537	176
Non-financial	398	517	4,477	6,578
Insurance and other financial institutions	25,117	16,701	208,635	154,178

Total by Industry/Counterparty	$165,992	$148,826	$1,713,041	$1,578,383

By Instrument:
Credit default swaps and options	$164,235	$148,103	$1,672,785	$1,576,338
Total return swaps and other	1,757	723	40,256	2,045

Total by Instrument	$165,992	$148,826	$1,713,041	$1,578,383

December 31, 2007(1):

	Market values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By Activity:
Credit portfolio	$626	$129	$91,228	$—
Dealer/client	82,767	84,165	1,815,728	1,767,837

Total by Activity	$83,393	$84,294	$1,906,956	$1,767,837

By Industry/Counterparty:
Bank	$28,571	$34,425	$1,035,217	$970,831
Broker-dealer	28,183	31,519	633,745	585,549
Monoline	5,044	88	15,064	1,243
Non-financial	220	331	3,682	4,253
Insurance and other financial institutions	21,375	17,931	219,248	205,961

Total by Industry/Counterparty	$83,393	$84,294	$1,906,956	$1,767,837

By Instrument:
Credit default swaps and options	$82,752	$83,015	$1,891,061	$1,755,716
Total return swaps and other	641	1,279	15,895	12,121

Total by Instrument	$83,393	$84,294	$1,906,956	$1,767,837

(1)
Reclassified to conform to current period's presentation.

        The market values shown are prior to the application of any netting agreements, cash collateral, and market or credit value adjustments.

        The Company actively participates in trading a variety of credit derivatives products to manage its own credit risk in loan and other portfolios ("credit portfolio" activity) and as an active two-way market-maker for clients ("dealer/client" activity). During 2007, Citigroup and the industry experienced a material increase in trading volumes. The volatility and liquidity challenges in the credit markets during the third and fourth quarters drove derivatives trading volumes as credit derivatives became the instrument of choice for managing credit risk. The majority of this activity was transacted with other financial intermediaries, including both banks and broker-dealers. During the full year 2007, the total notional amount of protection purchased and sold increased $906 billion and $824 billion, respectively, and by various market participants. The total market value increase of $69 billion each for protection purchased and sold was primarily due to an increase in volume growth of $63 billion and $62 billion, and market spread changes of $6 billion and $7 billion for protection purchased and sold, respectively.

        During the first nine months of 2008, the total notional amount of protection purchased and sold decreased $194 billion and $189 billion, respectively as volume continued to decline. The corresponding market value increased $83 billion for protection purchased and $65 billion for protection sold. These market value increases were due to changes in market conditions.

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

        The Company actively monitors its counterparty credit risk in credit derivative contracts. Approximately 84% and 77% of the receivables as of September 30, 2008 and December 31, 2007, respectively, are from counterparties with which the Company maintains collateral agreements. A majority of the Company's top 15 counterparties (by receivable balance owed to the Company) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty rating downgrades may have an incremental effect by lowering the threshold at which the Company may call for additional collateral. A number of the remaining significant counterparties are monolines. See page 38 for a discussion of the Company's exposure to monolines. The master agreements with these monolines are generally unsecured. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate. During the third quarter of 2008, the Company recorded an additional $919 million in credit market value adjustments on market value exposures to the monolines as a result of widening credit spreads and an increase in the expected exposure to the monolines.

MARKET RISK MANAGEMENT PROCESS

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due, as a result of the unavailability of funds. Liquidity risk is discussed in the "Capital Resources and Liquidity" section beginning on page 59. Price risk is the earnings risk from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

Interest Rate Exposure (IRE)

        The exposures in the following table represent the approximate annualized risk to Net Interest Revenue (NIR) assuming an unanticipated parallel instantaneous 100bp change, as well as a more gradual 100bp (25bps per quarter) parallel change in rates as compared with the market forward interest rates in selected currencies.

	September 30, 2008		June 30, 2008		September 30, 2007
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(1,811)	$893	$(1,236)	$1,170	$(684)	$738
Gradual change	$(707)	$490	$(756)	$633	$(337)	$372

Mexican peso
Instantaneous change	$(23)	$23	$(24)	$24	$5	$(5)
Gradual change	$(19)	$19	$(19)	$19	$(1)	$1

Euro
Instantaneous change	$(52)	$52	$(71)	$71	$(92)	$92
Gradual change	$(41)	$41	$(51)	$51	$(38)	$38

Japanese yen
Instantaneous change	$142	NM	$131	NM	$58	NM
Gradual change	$72	NM	$73	NM	$43	NM

Pound sterling
Instantaneous change	$16	$(16)	$13	$(13)	$(5)	$5
Gradual change	$13	$(13)	$15	$(15)	$8	$(8)

NM Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the Japanese yen yield curve.

        The changes in the U.S. dollar interest rate exposures from June 30, 2008 primarily reflect movements in customer-related asset and liability mix, the expected impact of market rates on customer behavior, as well as Citigroup's view of prevailing interest rates.

        The following table shows the estimated one year impact to NIR from the change in a combination of two factors, the overnight rate and the 10-year rate, under six different scenarios.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bp)	—	100	200	(200)	(100)	—
10-year rate change (bp)	(100)	—	100	(100)	—	100
Impact to net interest revenue (in millions of dollars)	$(100)	$(585)	$(1,139)	$935	$518	$(56)

Value at Risk (VAR)

        For Citigroup's major trading centers, the aggregate pretax VAR in the trading portfolios was $237 million, $255 million, and $135 million at September 30, 2008, June 30, 2008, and September 30, 2007, respectively. Daily exposures averaged $240 million during the third quarter of 2008 and ranged from $265 million to $220 million.

        The following table summarizes VAR to Citigroup in the trading portfolios at September 30, 2008, June 30, 2008, and September 30, 2007, including the Total VAR, the specific risk only component of VAR, and Total—General market factors only, along with the quarterly averages:

In million of dollars	September 30, 2008(1)	Third Quarter 2008 Average(1)	June 30, 2008(1)	Second Quarter 2008 Average(1)	September 30, 2007	Third Quarter 2007 Average
Interest rate	$240	$265	$288	$301	$96	$101
Foreign exchange	40	43	47	49	28	29
Equity	106	99	95	79	104	98
Commodity	20	20	45	51	33	31
Covariance adjustment	(169)	(187)	(220)	(188)	(126)	(118)

Total—All market risk factors, including general and specific risk	$237	$240	$255	$292	$135	$141

Specific risk only component	$20	$14	$15	$7	$24	$26

Total—General market factors only	$217	$226	$240	$285	$111	$115

(1)
The Sub-Prime Group (SPG) exposures became fully integrated into VAR during the first quarter of 2008. As a result, September 30, 2008 and third quarter 2008 average VAR increased by approximately $60 million and $73 million, respectively. June 30, 2008 and second quarter 2008 VAR increased by approximately $95 million and $135 million, respectively.

        The specific risk only component represents the level of equity and debt issuer-specific risk embedded in VAR. Citigroup's specific risk model conforms to the 4x-multiplier treatment and is subject to extensive annual hypothetical back-testing.

        The table below provides the range of VAR in each type of trading portfolio that was experienced during the quarters ended:

	September 30, 2008		June 30, 2008		September 30, 2007
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$239	$292	$268	$339	$87	$119
Foreign exchange	28	71	33	81	23	35
Equity	80	134	63	181	82	120
Commodity	12	46	40	60	24	41

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

        The RCSA standards establish a formal governance structure to provide direction, oversight, and monitoring of Citigroup's RCSA programs. The RCSA standards for risk and control assessment are applicable to all businesses and staff functions. They establish RCSA as the process whereby important risks inherent in the activities of a business are identified and the effectiveness of the key controls over those risks are evaluated and monitored. RCSA processes facilitate Citigroup's adherence to internal control over financial reporting, regulatory requirements (including Sarbanes-Oxley and FDICIA) the International Convergence of Capital Measurement and Capital Standards (Basel II), and other corporate initiatives, including Operational Risk Management and alignment of capital assessments with risk management objectives. The entire process is subject to audit by Citigroup's ARR, and the results of RCSA are included in periodic management reporting, including reporting to senior management and the Audit and Risk Management Committee.

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

COUNTRY AND FFIEC CROSS-BORDER RISK MANAGEMENT PROCESS

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

        The table below shows all countries where total Federal Financial Institutions Examination Council (FFIEC) cross-border outstandings exceed 0.75% of total Citigroup assets:

	September 30, 2008								December 31, 2007
	Cross-Border Claims on Third Parties
In billions of U.S. dollars	Banks	Public	Private	Total	Trading and Short-Term Claims(1)	Investments in and Funding of Local Franchises(2)	Total Cross-Border Outstandings	Commitments	Total Cross-Border Outstandings	Commitments
Germany	$8.2	$5.4	$8.9	$22.5	$19.9	$13.8	$36.3	$42.9	$29.3	$46.4
India	1.0	0.1	8.9	10.0	7.1	20.7	30.7	1.7	39.0	1.7
Cayman Islands	0.3	—	28.0	28.3	25.8	—	28.3	8.6	9.0	6.9
United Kingdom	9.8	—	16.3	26.1	23.8	—	26.1	215.8	24.7	366.0
South Korea	2.2	0.4	2.7	5.3	5.1	16.2	21.5	17.3	21.9	22.0
Netherlands	6.5	0.5	13.7	20.7	14.3	—	20.7	55.0	23.1	20.2
France	9.2	2.3	7.8	19.3	16.4	—	19.3	54.7	24.3	107.8
Italy	1.2	6.4	3.2	10.8	8.7	4.5	15.3	15.0	18.8	5.1
Spain	4.6	0.3	6.8	11.7	8.8	3.6	15.3	12.2	21.3	7.4

(1)
Included in total cross-border claims on third parties.

(2)
Represents the excess of local country assets over local country liabilities.

 INTEREST REVENUE/EXPENSE AND YIELDS

Average Rates—Interest Revenue, Interest Expense, and Net Interest Margin

In millions of dollars	3rd Qtr. 2008	2nd Qtr. 2008	3rd Qtr. 2007	Change 3Q08 vs. 3Q07
Interest Revenue(1)	$26,182	$27,372	$32,267	(19)%
Interest Expense(2)	12,776	13,407	20,423	(37)

Net Interest Revenue(1)(2)	$13,406	$13,965	$11,844	13%

Interest Revenue—Average Rate	6.11%	6.16%	6.38%	(27) bps
Interest Expense—Average Rate	3.24%	3.29%	4.42%	(118) bps
Net Interest Margin (NIM)	3.13%	3.14%	2.34%	79 bps

Interest Rate Benchmarks:
Federal Funds Rate—End of Period	2.00%	2.00%	4.75%	(275) bps

2 Year U.S. Treasury Note—Average Rate	2.36%	2.42%	4.39%	(203) bps
10 Year U.S. Treasury Note—Average Rate	3.86%	3.88%	4.74%	(88) bps

10 Year vs. 2 Year Spread	150 bps	146 bps	35 bps

(1)
Excludes taxable equivalent adjustment (based on the U.S. federal statutory tax rate of 35%) of $51 million, $65 million, and $34 million for the third quarter of 2008, the second quarter of 2008, and the third quarter of 2007, respectively.

(2)
Excludes expenses associated with hybrid financial instruments and beneficial interest in consolidated VIEs. These obligations are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions. In addition, the majority of the funding provided by Treasury to CitiCapital operations is excluded from this line.

Reclassified to conform to the current period's presentation and has been reclassified to exclude Discontinued Operations.

        A significant portion of the Company's business activities is based upon gathering deposits and borrowing money and then lending or investing those funds, including market-making activities in tradeable securities. Net interest margin (NIM) is calculated by dividing annualized gross interest revenue less gross interest expense by average interest earning assets.

        During the third quarter of 2008, the significantly lower cost of funding offset the lower asset yields, resulting in relatively flat NIM. Both the average assets and liabilities showed decline in yields resulting from a full quarter of lower Fed Funds target rate.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	3rd Qtr. 2008	2nd Qtr. 2008	3rd Qtr. 2007	3rd Qtr. 2008	2nd Qtr. 2008	3rd Qtr. 2007	3rd Qtr. 2008	2nd Qtr. 2008	3rd Qtr. 2007
Assets
Deposits with banks(4)	$66,922	$63,952	$60,972	$803	$773	$855	4.77%	4.86%	5.56%

Federal funds sold and securities borrowed or purchased under agreements to resell(5)
In U.S. offices	$157,355	$182,672	$213,438	$1,272	$1,326	$3,217	3.22%	2.92%	5.98%
In offices outside the U.S.(4)	76,982	59,182	156,123	950	1,051	1,873	4.91	7.14	4.76

Total	$234,337	$241,854	$369,561	$2,222	$2,377	$5,090	3.77%	3.95%	5.46%

Trading account assets(6)(7)
In U.S. offices	$210,248	$241,068	$281,590	$2,740	$3,249	$3,662	5.18%	5.42%	5.16%
In offices outside the U.S.(4)	158,409	169,278	206,098	1,414	1,395	1,494	3.55	3.31	2.88

Total	$368,657	$410,346	$487,688	$4,154	$4,644	$5,156	4.48%	4.55%	4.19%

Investments(1)
In U.S. offices
Taxable	$118,950	$110,977	$127,706	$1,185	$1,105	$1,636	3.96%	4.00%	5.08%
Exempt from U.S. income tax	13,057	13,089	19,207	136	138	242	4.14	4.24	5.00
In offices outside the U.S.(4)	93,171	97,989	110,981	1,276	1,305	1,462	5.45	5.36	5.23

Total	$225,178	$222,055	$257,894	$2,597	$2,548	$3,340	4.59%	4.62%	5.14%

Loans (net of unearned income)(8)
Consumer loans
In U.S. offices	$362,490	$379,970	$364,576	$7,034	$7,269	$7,649	7.72%	7.69%	8.32%
In offices outside the U.S.(4)	183,829	185,369	166,660	4,891	4,939	4,440	10.58	10.72	10.57

Total consumer loans	$546,319	$565,339	$531,236	$11,925	$12,208	$12,089	8.68%	8.69%	9.03%

Corporate loans
In U.S. offices	$41,006	$42,377	$39,346	$499	$464	$662	4.84%	4.40%	6.68%
In offices outside the U.S.(4)	131,597	146,885	163,003	3,104	3,269	3,590	9.38	8.95	8.74

Total corporate loans	$172,603	$189,262	$202,349	$3,603	$3,733	$4,252	8.30%	7.93%	8.34%

Total loans	$718,922	$754,601	$733,585	$15,528	$15,941	$16,341	8.59%	8.50%	8.84%

Other interest-earning Assets	$92,022	$94,129	$97,506	$878	$1,089	$1,485	3.80%	4.65%	6.04%

Total interest-earning Assets	$1,706,038	$1,786,937	$2,007,206	$26,182	$27,372	$32,267	6.11%	6.16%	6.38%

Non-interest-earning assets(6)	363,733	373,759	252,557

Total Assets from discontinued operations	$25,237	$35,165	$36,838

Total assets	$2,095,008	$2,195,861	$2,296,601

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $51 million, $65 million, and $34 million for the third quarter of 2008, the second quarter of 2008, and the third quarter of 2007, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16 on page 121.

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

 AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,
AND NET INTEREST REVENUE(1)(2)(3)

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	3rd Qtr. 2008	2nd Qtr. 2008	3rd Qtr. 2007	3rd Qtr. 2008	2nd Qtr. 2008	3rd Qtr. 2007	3rd Qtr. 2008	2nd Qtr. 2008	3rd Qtr. 2007
Liabilities
Deposits
In U. S. offices
Savings deposits(4)	$155,260	$163,923	$148,736	$611	$683	$1,221	1.57%	1.68%	3.26%
Other time deposits	54,928	57,911	56,473	554	614	766	4.01	4.26	5.38
In offices outside the U.S.(5)	464,429	488,304	502,059	3,750	3,785	5,469	3.21	3.12	4.32

Total	$674,617	$710,138	$707,268	$4,915	$5,082	$7,456	2.90%	2.88%	4.18%

Federal funds purchased and securities loaned or sold under agreements to repurchase(6)
In U.S. offices	$160,202	$195,879	$272,927	$1,185	$1,299	$4,052	2.94%	2.67%	5.89%
In offices outside the U.S.(5)	102,178	87,468	155,354	1,552	1,665	2,379	6.04	7.66	6.08

Total	$262,380	$283,347	$428,281	$2,737	$2,964	$6,431	4.15%	4.21%	5.96%

Trading account liabilities(7)(8)
In U.S. offices	$30,251	$29,764	$48,063	$251	$413	$302	3.30%	5.58%	2.49%
In offices outside the U.S.(5)	42,789	46,184	69,791	39	43	69	0.36	0.37	0.39

Total	$73,040	$75,948	$117,854	$290	$456	$371	1.58%	2.41%	1.25%

Short-term borrowings
In U.S. offices	$149,398	$152,356	$187,286	$729	$814	$1,755	1.94%	2.15%	3.72%
In offices outside the U.S.(5)	50,966	65,411	76,164	224	180	210	1.75	1.11	1.09

Total	$200,364	$217,767	$263,450	$953	$994	$1,965	1.89%	1.84%	2.96%

Long-term debt(9)
In U.S. offices	$323,788	$315,686	$273,739	$3,460	$3,454	$3,647	4.25%	4.40%	5.29%
In offices outside the U.S.(5)	36,430	37,647	41,612	421	457	553	4.60	4.88	5.27

Total	$360,218	$353,333	$315,351	$3,881	$3,911	$4,200	4.29%	4.45%	5.28%

Total interest-bearing liabilities	$1,570,619	$1,640,533	$1,832,204	$12,776	$13,407	$20,423	3.24%	3.29%	4.42%

Demand deposits in U.S. offices	13,503	13,402	13,683
Other non-interest-bearing liabilities(7)	360,076	386,579	305,391
Total liabilities from discontinued operations	19,039	20,337	18,516

Total liabilities	$1,963,237	$2,060,851	$2,169,794

Total stockholders' equity	$131,771	$135,010	$126,807

Total liabilities and stockholders' equity	$2,095,008	$2,195,861	$2,296,601

Net interest revenue as a percentage of average interest-earning assets(10)
In U.S. offices	$976,773	$1,036,000	$1,116,639	$6,424	$6,631	$5,716	2.62%	2.57%	2.03%
In offices outside the U.S.(5)	729,265	750,937	890,567	6,982	7,334	6,128	3.81%	3.93%	2.73%

Total	$1,706,038	$1,786,937	$2,007,206	$13,406	$13,965	$11,844	3.13%	3.14%	2.34%

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $51 million, $65 million, and $34 million for the third quarter of 2008, the second quarter of 2008, and the third quarter of 2007, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16 on page 121.

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

(10)
Includes allocations for capital and funding costs based on the location of the asset.

        Reclassified to conform to the current period's presentation.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume		Interest Revenue		% Average Rate
In millions of dollars	Nine Months 2008	Nine Months 2007	Nine Months 2008	Nine Months 2007	Nine Months 2008	Nine Months 2007
Assets
Deposits with banks(5)	$64,729	$52,249	$2,360	$2,301	4.87%	5.89%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$172,482	$194,217	$4,344	$9,098	3.36%	6.26%
In offices outside the U.S.(5)	80,353	133,672	3,427	4,943	5.70	4.94

Total	$252,835	$327,889	$7,771	$14,041	4.11%	5.73%

Trading account assets(7)(8)
In U.S. offices	$235,157	$260,893	$9,623	$9,595	5.47%	4.92%
In offices outside the U.S.(5)	169,467	173,244	3,974	3,876	3.13	2.99

Total	$404,624	$434,137	$13,597	$13,471	4.49%	4.15%

Investments(1)
In U.S. offices
Taxable	$111,467	$145,794	$3,469	$5,497	4.16%	5.04%
Exempt from U.S. income tax	13,059	18,329	433	705	4.43	5.14
In offices outside the U.S.(5)	96,974	109,145	3,930	4,225	5.41	5.18

Total	$221,500	$273,268	$7,832	$10,427	4.72%	5.10%

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$375,982	$357,422	$21,831	$22,339	7.76%	8.36%
In offices outside the U.S.(5)	183,450	152,362	14,659	12,186	10.67	10.69

Total consumer loans	$559,432	$509,784	$36,490	$34,525	8.71%	9.05%

Corporate loans
In U.S. offices	$42,302	$33,035	$1,611	$1,718	5.09%	6.95%
In offices outside the U.S.(5)	143,839	150,550	9,782	9,857	9.08	8.75

Total corporate loans	$186,141	$183,585	$11,393	$11,575	8.18%	8.43%

Total loans	$745,573	$693,369	$47,883	$46,100	8.58%	8.89%

Other interest-earning assets	$101,766	$82,782	$3,301	$3,233	4.33%	5.22%

Total interest-earning assets	$1,791,027	$1,863,694	$82,744	$89,573	6.17%	6.43%

Non-interest-earning assets(7)	381,699	232,997
Total assets from discontinued operations	32,686	36,801

Total assets	$2,205,412	$2,133,492

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $164 million and $94 million for the first nine months of 2008 and 2007, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16 on page 121.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 2 on page 92.

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

 AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,
AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume		Interest Expense		% Average Rate
In millions of dollars	Nine Months 2008	Nine Months 2007	Nine Months 2008	Nine Months 2007	Nine Months 2008	Nine Months 2007
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$161,377	$147,171	$2,334	$3,569	1.93%	3.24
Other time deposits	59,210	55,005	1,945	2,346	4.39	5.70
In offices outside the U.S.(6)	486,320	469,567	11,912	14,869	3.27	4.23

Total	$706,907	$671,743	$16,191	$20,784	3.06%	4.14

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$188,653	$247,893	$4,519	$11,193	3.20%	6.04
In offices outside the U.S.(6)	103,237	145,660	5,085	6,633	6.58	6.09

Total	$291,890	$393,553	$9,604	$17,826	4.40%	6.06

Trading account liabilities(8)(9)
In U.S. offices	$32,576	$49,507	$934	$849	3.83%	2.29
In offices outside the U.S.(6)	47,468	59,360	145	209	0.41	0.47

Total	$80,044	$108,867	$1,079	$1,058	1.80%	1.30

Short-term borrowings
In U.S. offices	$156,458	$167,264	$2,695	$4,629	2.30%	3.70
In offices outside the U.S.(6)	60,264	59,010	633	601	1.40	1.36

Total	$216,722	$226,274	$3,328	$5,230	2.05%	3.09

Long-term debt(10)
In U.S. offices	$312,940	$256,617	$10,745	$10,217	4.59%	5.32
In offices outside the U.S.(6)	37,956	34,052	1,358	1,312	4.78	5.15

Total	$350,896	$290,669	$12,103	$11,529	4.61%	5.30

Total interest-bearing liabilities	$1,646,459	$1,691,106	$42,305	$56,427	3.43%	4.46

Demand deposits in U.S. offices	13,288	12,025
Other non-interest bearing liabilities(8)	394,985	288,490
Total liabilities from discontinued operations	19,435	18,235

Total liabilities	$2,074,167	$2,009,856

Total stockholders' equity(11)	$131,245	$123,636

Total liabilities and stockholders' equity	$2,205,412	$2,133,492

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$1,025,789	$1,075,893	$19,187	$15,991	2.50%	1.99%
In offices outside the U.S.(6)	765,238	787,801	21,252	17,155	3.71	2.91

Total	$1,791,027	$1,863,694	$40,439	$33,146	3.02%	2.38%

(1)
Interest revenue the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $164 million and $94 million for the first nine months of 2008 and 2007, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16 on page 121.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 2 on page 92.

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

(11)
Includes equity from discontinued operations.

(12)
Includes allocations for capital and funding costs based on the location of the asset.

        Reclassified to conform to the current period's presentation.

 ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)

	3rd Qtr. 2008 vs. 2nd Qtr. 2008			3rd Qtr. 2008 vs. 3rd Qtr. 2007
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits with banks(3)	$36	$(6)	$30	$79	$(131)	$(52)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(195)	$141	$(54)	$(704)	$(1,241)	$(1,945)
In offices outside the U.S.(3)	268	(369)	(101)	(975)	52	(923)

Total	$73	$(228)	$(155)	$(1,679)	$(1,189)	$(2,868)

Trading account assets(4)
In U.S. offices	$(404)	$(105)	$(509)	$(930)	$8	$(922)
In offices outside the U.S.(3)	(93)	112	19	(386)	306	(80)

Total	$(497)	$7	$(490)	$(1,316)	$314	$(1,002)

Investments(1)
In U.S. offices	$79	$(1)	$78	$(177)	$(380)	$(557)
In offices outside the U.S.(3)	(65)	36	(29)	(242)	56	(186)

Total	$14	$35	$49	$(419)	$(324)	$(743)

Loans—consumer
In U.S. offices	$(338)	$103	$(235)	$(44)	$(571)	$(615)
In offices outside the U.S.(3)	(41)	(7)	(48)	457	(6)	451

Total	$(379)	$96	$(283)	$413	$(577)	$(164)

Loans—corporate
In U.S. offices	$(15)	$50	$35	$27	$(190)	$(163)
In offices outside the U.S.(3)	(354)	189	(165)	(728)	242	(486)

Total	$(369)	$239	$(130)	$(701)	$52	$(649)

Total loans	$(748)	$335	$(413)	$(288)	$(525)	$(813)

Other interest-earning assets	$(24)	$(187)	$(211)	$(79)	$(528)	$(607)

Total interest revenue	$(1,146)	$(44)	$(1,190)	$(3,702)	$(2,383)	$(6,085)

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

ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)

	3rd Qtr. 2008 vs. 2nd Qtr. 2008			3rd Qtr. 2008 vs. 3rd Qtr. 2007
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits
In U.S. offices	$(66)	$(66)	$(132)	$47	$(869)	$(822)
In offices outside the U.S.(3)	(190)	155	(35)	(386)	(1,333)	(1,719)

Total	$(256)	$89	$(167)	$(339)	$(2,202)	$(2,541)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(253)	$139	$(114)	$(1,294)	$(1,573)	$(2,867)
In offices outside the U.S.(3)	254	(367)	(113)	(808)	(19)	(827)

Total	$1	$(228)	$(227)	$(2,102)	$(1,592)	$(3,694)

Trading account liabilities(4)
In U.S. offices	$7	$(169)	$(162)	$(131)	$80	$(51)
In offices outside the U.S.(3)	(3)	(1)	(4)	(25)	(5)	(30)

Total	$4	$(170)	$(166)	$(156)	$75	$(81)

Short-term borrowings
In U.S. offices	$(16)	$(69)	$(85)	$(305)	$(721)	$(1,026)
In offices outside the U.S.(3)	(46)	90	44	(84)	98	14

Total	$(62)	$21	$(41)	$(389)	$(623)	$(1,012)

Long-term debt
In U.S. offices	$87	$(81)	$6	$603	$(790)	$(187)
In offices outside the U.S.(3)	(14)	(22)	(36)	(64)	(68)	(132)

Total	$73	$(103)	$(30)	$539	$(858)	$(319)

Total interest expense	$(240)	$(391)	$(631)	$(2,447)	$(5,200)	$(7,647)

Net interest revenue	$(906)	$347	$(559)	$(1,255)	$2,817	$1,562

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

 ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)

	Nine Months 2008 vs. Nine Months 2007
	Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)
Deposits at interest with banks(4)	$495	$(436)	$59

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(926)	$(3,828)	$(4,754)
In offices outside the U.S.(4)	(2,190)	674	(1,516)

Total	$(3,116)	$(3,154)	$(6,270)

Trading account assets(5)
In U.S. offices	$(996)	$1,024	$28
In offices outside the U.S.(4)	(86)	184	98

Total	$(1,082)	$1,208	$126

Investments(1)
In U.S. offices	$(1,346)	$(954)	$(2,300)
In offices outside the U.S.(4)	(487)	192	(295)

Total	$(1,833)	$(762)	$(2,595)

Loans—consumer
In U.S. offices	$1,125	$(1,633)	$(508)
In offices outside the U.S.(4)	2,484	(11)	2,473

Total	$3,609	$(1,644)	$1,965

Loans—corporate
In U.S. offices	$416	$(523)	$(107)
In offices outside the U.S.(4)	(449)	374	(75)

Total	$(33)	$(149)	$(182)

Total loans	$3,576	$(1,793)	$1,783

Other interest-earning assets	$669	$(601)	$68

Total interest revenue	$(1,291)	$(5,538)	$(6,829)

Deposits
In U.S. offices	$500	$(2,136)	$(1,636)
In offices outside the U.S.(4)	514	(3,471)	(2,957)

Total	$1,014	$(5,607)	$(4,593)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(2,251)	$(4,423)	$(6,674)
In offices outside the U.S.(4)	(2,055)	507	(1,548)

Total	$(4,306)	$(3,916)	$(8,222)

Trading account liabilities(5)
In U.S. offices	$(356)	$441	$85
In offices outside the U.S.(4)	(39)	(25)	(64)

Total	$(395)	$416	$21

Short-term borrowings
In U.S. offices	$(283)	$(1,651)	$(1,934)
In offices outside the U.S.(4)	13	19	32

Total	$(270)	$(1,632)	$(1,902)

Long-term debt
In U.S. offices	$2,053	$(1,525)	$528
In offices outside the U.S.(4)	144	(98)	46

Total	$2,197	$(1,623)	$574

Total interest expense	$(1,760)	$(12,362)	$(14,122)

Net interest revenue	$469	$6,824	$7,293

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is excluded from this presentation.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 2 on page 92.

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

        As noted in the following table, Citigroup maintained a "well capitalized" position at September 30, 2008 and December 31, 2007.

Citigroup Regulatory Capital Ratios

	September 30, 2008	December 31, 2007
Tier 1 Capital	8.19%	7.12%
Total Capital (Tier 1 and Tier 2)	11.68	10.70
Leverage(1)	4.70	4.03

(1)
Tier 1 Capital divided by adjusted average assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars	Sept. 30, 2008	Dec. 31,(1) 2007
Tier 1 Capital
Common stockholders' equity(2)	$98,638	$113,447
Qualifying perpetual preferred stock	27,424	—
Qualifying mandatorily redeemable securities of subsidiary trusts	23,674	23,594
Minority interest	1,479	4,077
Less: Net unrealized gains (losses) on securities available-for-sale, net of tax(3)	(6,186)	471
Less: Accumulated net losses on cash flow hedges, net of tax	(3,475)	(3,163)
Less: Pension liability adjustment, net of tax(4)	(1,149)	(1,196)
Less: Cumulative effect included in fair value of financial liabilities attributable to own credit worthiness, net of tax(5)	2,215	1,352
Less: Restricted Core Capital Elements(6)	—	1,364
Less: Disallowed Deferred Tax Assets(7)	10,023	—
Less: Intangible assets:
Goodwill	40,824	41,053
Other disallowed intangible assets	11,584	10,511
Other	(1,104)	(1,500)

Total Tier 1 Capital	$96,275	$89,226

Tier 2 Capital
Allowance for credit losses(8)	$14,888	$15,778
Qualifying debt(9)	25,724	26,690
Unrealized marketable equity securities gains(3)	475	1,063
Restricted Core Capital Elements(6)	—	1,364

Total Tier 2 Capital	$41,087	$44,895

Total Capital (Tier 1 and Tier 2)	$137,362	$134,121

Risk-Adjusted Assets(10)	$1,175,706	$1,253,321

(1)
Reclassified to conform to the current period's presentation.

(2)
Reflects prior period adjustment to opening retained earnings as presented in the consolidated statement of changes in stockholders' equity on page 84.

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

(5)
The impact of including Citigroup's own credit rating in valuing liabilities for which the fair value option has been selected is excluded from Tier 1 Capital, in accordance with regulatory risk-based capital guidelines.

(6)
Represents the excess of allowable restricted core capital in Tier 1 Capital. Restricted core capital is limited to 25% of all core capital elements, net of goodwill.

(7)
Represents net deferred tax assets that did not qualify for inclusion in Tier 1 capital based on the capital guidelines at September 30, 2008.

(8)
Can include up to 1.25% of risk-adjusted assets. Any excess allowance is deducted from risk-adjusted assets.

(9)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(10)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $101.2 billion for interest rate, commodity and equity derivative contracts and foreign-exchange contracts as of September 30, 2008, compared with $91.3 billion as of December 31, 2007. Market-risk-equivalent assets included in risk-adjusted assets amounted to $95.9 billion at September 30, 2008 and $109.0 billion at December 31, 2007, respectively. Risk-adjusted assets also include the effect of other off-balance-sheet exposures, such as unused loan commitments and letters of credit, and reflect deductions for certain intangible assets and any excess allowance for credit losses.

        Common stockholders' equity decreased approximately $14.8 billion to $98.6 billion, representing 4.8% of total assets, as of September 30, 2008 from $113.4 billion and 5.2% at December 31, 2007.

        During the first nine months of 2008, the Company completed the following common stock and preferred stock issuances:

  •
  $12.5 billion of Convertible Preferred Stock in a Private Offering

  •
  Approximately $3.2 billion of Convertible Preferred Stock in a Public Offering

  •
  Approximately $11.7 billion of Straight Preferred Stock in Public Offerings

  •
  Approximately $4.9 billion of Common Stock in a Public Offering

        Subsequent to September 30, 2008, Citigroup raised $25 billion through the sale of non-voting perpetual preferred stock and a warrant to purchase common stock to the U.S. Department of the Treasury as part of the Treasury's previously announced TARP Capital Purchase Program.

        All of the proceeds will be treated as Tier 1 Capital for regulatory purposes. Taking this issuance into account, on a pro forma basis, at September 30, 2008, Citigroup's Tier 1 Capital ratio would have been approximately 10.4%.

        The preferred stock will have an aggregate liquidation preference of $25 billion and an annual dividend rate of 5% for the first five years, and 9% thereafter. Dividends will be cumulative and payable quarterly. The warrant will have an exercise price of $17.85 and will be exercisable for 210,084,034 shares of common stock, which would be reduced by one-half if Citigroup raises an additional $25 billion through the issuance of Tier 1-qualifying perpetual preferred or common stock by December 31, 2009.

        The terms of the $12.5 billion of 7% convertible preferred stock sold in private offerings in January 2008 provide for the purchase of Citigroup common shares at a price per share originally equal to $31.62. This purchase price is subject to reset in the case of certain equity and equity-linked issuances of Citigroup with gross proceeds in excess of $5 billion prior to January 23, 2009. After giving effect to Citigroup's issuance of common stock in April 2008 and the issuance of the warrant in October 2008, if the applicable reset were effected currently, the maximum purchase price per share would be $27.6958. The actual reset will be determined and effected within 90 days after January 23, 2009 and will be subject to further adjustment for additional issues of reset-causing equity or equity-linked securities before January 23, 2009, provided that the reset purchase price cannot be less than $26.3517 per share.

Common Equity

        The table below summarizes the change in common stockholders' equity:

In billions of dollars
Common Equity, December 31, 2007	$113.4
Net income (loss)	(10.4)
Employee benefit plans and other activities	1.6
Dividends	(6.0)
Issuance of common stock	4.9
Issuance of shares for Nikko Cordial acquisition	4.4
Net change in Accumulated other comprehensive income (loss), net of tax	(9.3)

Common Equity, September 30, 2008	$98.6

        As of September 30, 2008, $6.7 billion remained under authorized repurchase programs after the repurchase of $0.7 billion in shares during 2007. In addition, under the TARP Capital Purchase Program the Company is restricted from repurchasing common stock, subject to certain exceptions including in the ordinary course of business as part of employee benefit programs. On October 20, 2008, the Board decreased the quarterly dividend on the Company's common stock to $0.16 per share.

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

        At September 30, 2008, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal regulatory agencies' definitions, including Citigroup's primary depository institution, Citibank, N.A., as noted in the following table:

Citibank, N.A. Components of Capital and Ratios Under Regulatory Guidelines

In billions of dollars	September 30, 2008	December 31, 2007
Tier 1 Capital	$77.2	$82.0
Total Capital (Tier 1 and Tier 2)	116.5	121.6

Tier 1 Capital Ratio	8.86%	8.98%
Total Capital (Tier 1 and Tier 2) Ratio	13.38	13.33
Leverage Ratio(1)	6.51	6.65

(1)
Tier 1 Capital divided by adjusted average assets.

        Citibank, N.A. had a net loss of $1.5 billion for the first nine months of 2008.

        Citibank, N.A. did not issue any additional subordinated notes during the first nine months of 2008. For the full year 2007, Citibank, N.A. issued an additional $5.2 billion of subordinated notes to Citicorp Holdings Inc. that qualify for inclusion in Citibank, N.A.'s Tier 2 Capital. Total subordinated notes issued to Citicorp Holdings Inc. that were outstanding at September 30, 2008 and December 31, 2007, and included in Citibank, N.A.'s Tier 2 Capital, amounted to $28.2 billion.

        The following table presents the estimated sensitivity of Citigroup's and Citibank, N.A.'s Capital Ratios to changes of $100 million of Tier 1 or Total Capital (numerator) or changes of $1 billion in risk-adjusted assets or adjusted average assets (denominator) based on financial information as of September 30,2008. This information is provided solely for the purpose of analyzing the impact that a change in the Company's financial position or results of operations has on these ratios. These sensitivities only consider a single change to either a component of Capital, risk-adjusted assets or adjusted average assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than what is reflected in this table.

	Tier 1 Capital Ratio		Total Capital Ratio		Leverage Ratio
	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-adjusted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk-adjusted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average assets
Citigroup	0.9 bps	0.7 bps	0.9 bps	1.0 bps	0.5 bps	0.2 bps
Citibank, N.A.	1.1 bps	1.0 bps	1.1 bps	1.5 bps	0.8 bps	0.6 bps

Broker-Dealer Subsidiaries

        At September 30, 2008, Citigroup Global Markets Inc., an indirect wholly owned subsidiary of Citigroup Global Market Holdings Inc. (CGMHI), had net capital, computed in accordance with the Net Capital Rule, of $4.9 billion, which exceeded the minimum requirement by $3.9 billion.

        In addition, certain of the Company's broker-dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. The Company's broker-dealer subsidiaries were in compliance with their capital requirements at September 30, 2008.

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

        The regulators have not determined any regulatory response to proposed changes of accounting treatment regarding Qualifying Special Purpose Entities (QSPEs) or variable interest entities.

FUNDING

Overview

        As a bank holding company, substantially all of Citigroup's net earnings are generated within its operating subsidiaries. These subsidiaries make funds available to Citigroup, primarily in the form of dividends. Certain subsidiaries' dividend paying abilities may be limited by covenant restrictions in credit agreements, regulatory requirements and/or rating agency requirements that also impact their capitalization levels.

        Our liquidity position remained very strong during the third quarter of 2008 and will continue to be enhanced through the sale of perpetual preferred stock and warrants to the U.S. Department of the Treasury, sale of our German Retail Banking Operations and continued balance sheet de-leveraging.

        During the second half of 2007 and the first nine months of 2008, the Company took a series of actions to reduce potential funding risks related to short-term market dislocations. The amount of commercial paper outstanding was reduced and the weighted-average maturity was extended, the Parent Company liquidity portfolio (a portfolio of cash and highly liquid securities) and broker-dealer "cash box" (unencumbered cash deposits) were increased substantially, and the amount of unsecured overnight bank borrowings was reduced. For each of the past five months in the period ending September 30, 2008, the Company was, on average, a net lender of funds in the interbank market. As of September 30, 2008, the Parent Company liquidity portfolio and broker-dealer "cash box" totaled $50.5 billion as compared with $24.2 billion at December 31, 2007 and $24.0 billion at September 30, 2007.

        These actions served Citigroup well during the unprecedented market conditions at the end of the 2008 third quarter. Continued de-leveraging and the enhancement of our liquidity position have allowed the combined Parent and Broker—Dealer entities to maintain sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon without accessing the unsecured markets.

        Citigroup's funding continues to be enhanced by a large retail and corporate deposit base of $780 billion. These deposits are diversified across products and regions, with approximately two-thirds of them outside of the U.S. This diversification, including deep access to international deposits, provides the Company with an important, stable and low-cost source of funding. A significant portion of these deposits has been, and is expected to be, long-term and stable, and are considered core. During the three months ending September 30, 2008, the Company's deposit base remained stable with deposits lower by $23.3 billion, or 1%. The decrease reflected the reclassification of $13.5 billion in deposits held by our German Retail Banking operations to discontinued operations. Deposit balances were also negatively impacted by a stronger U.S. dollar and by the Company's decisions to reduce deposits, considered wholesale funding, consistent with the Company's de-leveraging efforts. On a constant dollar basis, deposit volumes were higher during the third quarter. On a volume basis, significant increases in Transaction Services deposits were driven by higher cash balances maintained by clients and a flight to quality. Overall, consumer deposits outside the U.S. were essentially flat, excluding the impact of foreign exchange translation and the reclassification of the deposits of the German Retail Banking business.

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

        In determining the declaration of dividends, each depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these rules and other considerations, Citigroup estimates that, as of September 30, 2008, its subsidiary depository institutions could distribute dividends to Citigroup of approximately $7.2 billion.

        At September 30, 2008, long-term debt and commercial paper outstanding for Citigroup Parent Company, CGMHI, Citigroup Funding Inc. (CFI) and Citigroup's Subsidiaries were as follows:

In billions of dollars	Citigroup Parent company	CGMHI(1)	Citigroup Funding Inc.(1)	Other Citigroup Subsidiaries(2)
Long-term debt	$185.1	$21.9	$41.6	$144.5
Commercial paper	$—	$—	$28.7	$1.0

(1)
Citigroup Inc. guarantees all of CFI's debt and CGMHI's publicly issued securities.

(2)
At September 30, 2008, approximately $76.0 billion relates to collateralized advances from the Federal Home Loan Bank and $19.4 billion related to the consolidation of the ICG Structured Investment Vehicles.

        See Note 12 to the Consolidated Financial Statements on page 104 for further detail on long-term debt and commercial paper outstanding.

        Citigroup's ability to access the capital markets and other sources of wholesale funds, as well as the cost of these funds, is highly dependent on its credit ratings. The table below indicates the current ratings for Citigroup.

        On September 29, 2008, Fitch Ratings, Moody's Investors Service, and Standard & Poor's placed the ratings outlook of Citigroup, Inc. and its subsidiaries on "Watch Negative", "Under Review for possible downgrade", and "CreditWatch with negative implication", respectively.

        As a result of the Citigroup guarantee, changes in ratings and ratings outlooks for Citigroup Funding Inc. are the same as those of Citigroup Inc. noted above.

Citigroup's Debt Ratings as of September 30, 2008

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

        All of these facts and circumstances are taken into consideration when determining whether the Company has variable interests that would deem it to be the primary beneficiary and, therefore, require consolidation of the related VIE or otherwise rise to the level where disclosure would provide useful information to the users of the Company's financial statements. In some cases, it is qualitatively clear based on the extent of the Company's involvement or the seniority of its investments that the Company is not the primary beneficiary of the VIE. In other cases, a more detailed and quantitative analysis is required to make such a determination.

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

        Citigroup's total involvement with SPEs, including QSPEs, consolidated VIEs and significant unconsolidated VIEs as of September 30, 2008 and December 31, 2007 is presented below:

	September 30, 2008
In millions of dollars of SPE assets	Total involvement with SPEs	QSPE assets	Consolidated VIE assets	Significant unconsolidated VIE assets(1)
Consumer Banking
Credit card securitizations	$122,490	$122,490	$—	$—
Mortgage loan securitizations	578,277	578,273	4	—
Other	17,579	15,999	1,580	—

Total	$718,346	$716,762	$1,584	$—

Institutional Clients Group
Citi-administered asset-backed commercial paper conduits (ABCP)	$63,462	$—	$—	$63,462
Third-party commercial paper conduits	23,304	—	—	23,304
Collateralized debt obligations (CDOs)	34,508	—	16,347	18,161
Collateralized loan obligations (CLOs)	24,515	—	156	24,359
Mortgage loan securitizations	88,721	88,721	—	—
Asset-based financing	113,331	—	3,966	109,365
Municipal securities tender option bond trusts (TOBs)	39,531	8,795	13,042	17,694
Municipal investments	16,382	—	940	15,442
Client intermediation	12,336	—	3,702	8,634
Structured investment vehicles	27,467	—	27,467	—
Investment funds	13,454	—	2,991	10,463
Other	26,035	5,285	11,219	9,531

Total	$483,046	$102,801	$79,830	$300,415

Global Wealth Management
Investment Funds	$463	$—	$435	$28

Corporate/Other
Trust preferred securities	$23,836	$—	$—	$23,836

Citigroup Total	$1,225,691	$819,563	$81,849	$324,279

(1)
A significant unconsolidated VIE is an entity where the Company has any variable interest, considered to be significant as discussed above, regardless of the likelihood of loss or the notional amount of exposure.

	December 31, 2007(1)
In millions of dollars of SPE assets	Total involvement with SPEs	QSPE assets	Consolidated VIE assets	Significant unconsolidated VIE assets(2)
Consumer Banking
Credit card securitizations	$125,109	$125,109	$—	$—
Mortgage loan securitizations	550,965	550,902	63	—
Leasing	35	—	35	—
Other	16,267	14,882	1,385	—

Total	$692,376	$690,893	$1,483	$—

Institutional Clients Group
Citi-administered asset-backed commercial paper conduits (ABCP)	$72,558	$—	$—	$72,558
Third-party commercial paper conduits	27,021	—	—	27,021
Collateralized debt obligations (CDOs)	74,106	—	22,312	51,794
Collateralized loan obligations (CLOs)	23,227	—	1,353	21,874
Mortgage loan securitizations	92,263	92,263	—	—
Asset-based financing	96,072	—	4,468	91,604
Municipal securities tender option bond trusts (TOBs)	50,129	10,556	17,003	22,570
Municipal investments	13,715	—	53	13,662
Client intermediation	12,383	—	2,790	9,593
Structured investment vehicles	58,543	—	58,543	—
Investment funds	11,422	—	140	11,282
Other	37,895	14,526	12,809	10,560

Total	$569,334	$117,345	$119,471	$332,518

Global Wealth Management
Investment Funds	$656	$—	$604	$52

Corporate/Other
Trust preferred securities	$23,756	$—	$—	$23,756

Citigroup Total	$1,286,122	$808,238	$121,558	$356,326

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

        The significant variances between the balances reported in the September 30, 2008 and December 31, 2007 tables are primarily due to:

  •
  An increase in Consumer Banking mortgage QSPE assets of $27 billion from new loan securitizations.

  •
  A decrease of significant unconsolidated CDOs of $34 billion resulting from the consolidation of certain other CDOs as discussed on page 70, liquidations of certain CDOs, and asset sales.

  •
  An increase of significant unconsolidated asset-based financings of $18 billion due to higher levels of assets supporting the Company's financing positions, increased business activity, and the senior debt securities retained in the Company's April 17, 2008 sale of a corporate loan portfolio. The latter is further discussed on page 78.

  •
  A decrease in significant unconsolidated TOBs of $5 billion which reflects the liquidations of customer TOB trusts.

  •
  A decrease in consolidated assets of structured investment vehicles of $31 billion due to the execution of their asset reduction plan as described on page 119.

  •
  An increase in consolidated assets of investment funds of $3 billion due to the consolidation of Falcon multi-strategy fixed income funds and the ASTA/MAT municipal funds as further discussed on page 76.

Primary Uses of SPEs by Consumer Banking

Securitization of Credit Card Receivables

        Credit card receivables are sold through securitized trusts, which are established to purchase the receivables. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trusts. The Company relies on securitizations to fund a significant portion of its managed N.A.Cards business, which includes both on-balance-sheet and securitized receivables.

        The following table reflects amounts related to the Company's securitized credit card receivables at September 30, 2008 and December 31, 2007:

In billions of dollars	September 30, 2008	December 31, 2007
Principal amount of credit card receivables in trusts	$122.5	$125.1

Ownership interests in principal amount of trust credit card receivables:
Sold to investors via trust-issued securities	$100.5	$102.3
Retained by Citigroup as trust-issued securities	6.3	4.5
Retained by Citigroup via non-certificated interests recorded as consumer loans	15.7	18.3

Total ownership interests in principal amount of trust credit card receivables	$122.5	$125.1

Other amounts recorded on the balance sheet related to interests retained in the trust assets:
Other retained interest in securitized assets	$2.8	$3.0
Residual interest in securitized assets(1)	1.6	3.4
Amounts payable to trusts	2.0	1.6

(1)
Includes net unbilled interest in sold balances of $0.6 billion and $0.7 billion as of September 30, 2008 and December 31, 2007, respectively.

        In the third quarters of 2008 and 2007, the Company recorded net gains (losses) from securitization of credit card receivables of ($1,443) million and $169 million, and ($1,398) million and $747 million during the first nine months of 2008 and 2007, respectively. Net gains (losses) reflect the following:

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

        The Company recognized gains (losses) related to the securitization of these mortgage and other consumer loan products of ($80) million and $60 million in the third quarters of 2008 and 2007, respectively, and $2 million and $249 million in the first nine months of 2008 and 2007, respectively.

Primary Uses of SPEs by Institutional Clients Group

Citi-administered Asset-backed Commercial Paper Conduits

        The Company is active in the asset-backed commercial paper conduit business as administrator of several multi-seller commercial paper conduits, and also as a service provider to single-seller and other commercial paper conduits sponsored by third parties.

        The multi-seller commercial paper conduits are designed to provide the Company's customers access to low-cost funding in the commercial paper markets. The conduits purchase assets from or provide financing facilities to customers and are funded by issuing commercial paper to third-party investors. The conduits generally do not purchase assets originated by the Company. The funding of the conduit is facilitated by the liquidity support and credit enhancements provided by the Company and by certain third parties. As administrator to the conduits, the Company is responsible for the selection and structuring of assets purchased or financed by the conduits, making decisions regarding the funding of the conduits, including determining the tenor and other features of the commercial paper issued, monitoring the quality and performance of the conduits' assets, and facilitating the operations and cash flows of the conduits.

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

        Over time, substantially all of the funding of the conduits is in the form of commercial paper, with a weighted average life historically ranging from 35-45 days. As of September 30, 2008 and December 31, 2007, the weighted average life of the commercial paper issued was approximately 58 days and 30 days, respectively. In addition, the conduits have issued Subordinate Loss Notes and equity with a notional amount of approximately $81 million and $77 million as of September 30, 2008 and December 31, 2007, respectively, with varying remaining tenors ranging from nine months to seven years.

        The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, there are two additional forms of credit enhancement that protect the commercial paper investors from defaulting assets. First, the Subordinate Loss Notes issued by each conduit absorb any credit losses up to their full notional amount. It is expected that the Subordinate Loss Notes issued by each conduit are sufficient to absorb a majority of the expected losses from each conduit, thereby making the single investor in the Subordinate Loss Note the primary beneficiary under FIN 46-R. Second, each conduit has obtained either a letter of credit from the Company or a surety bond from a monoline insurer that will reimburse the conduit for any losses up to a specified amount, which is generally 8-10% of the conduit's assets. Where surety bonds are obtained, the Company, in turn, provides the surety bond provider a reimbursement guarantee up to a stated amount for aggregate losses incurred by any of the conduits covered by the surety bond. The total of the letters of credit and the reimbursement guarantee provided by the Company is approximately $1.8 billion and is considered in the Company's maximum exposure to loss. The net result across all multi-seller conduits administered by the Company is that, in the event of defaulted assets in excess of the transaction-specific credit enhancement described above, any losses in each conduit are allocated in the following order:

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

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of September 30, 2008 and December 31, 2007, the Company owned approximately $449 million and $10 million, respectively, of commercial paper issued by its administered conduits.

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

        The Company also analyzes the variability in the fees that it earns from the conduit, using monthly actual historical cash flow data to determine average fee and standard deviation measures for each conduit. Because any unhedged interest rate and foreign currency risk not contractually passed on to customers is absorbed by the fees earned by the Company, the fee variability analysis incorporates those risks.

        The fee variability and credit risk variability are then combined into a single distribution of the conduit's overall returns. This return distribution is updated and analyzed on at least a quarterly basis to ensure that the amount of the Subordinate Loss Notes issued to third parties is sufficient to absorb greater than 50% of the total expected variability in the conduit's returns. The expected variability absorbed by the Subordinate Loss Note investors is therefore measured to be greater than the expected variability absorbed by the Company through its liquidity arrangements and other fees earned, the surety bond providers, and the investors in commercial paper and medium-term notes. While the notional amounts of the Subordinate Loss Notes are quantitatively small compared to the size of the conduits, this is reflective of the fact that most of the substantive risks of the conduits are absorbed by the enhancements provided by the sellers and other third parties that provide transaction-level credit enhancements. Because FIN 46-R requires these risks and related enhancements to be excluded from the analysis, the remaining risks and expected variability are quantitatively small. The calculation of variability under FIN 46-R focuses primarily on expected variability, rather than the risks associated with extreme outcomes (for example, large levels of default) that are expected to occur very infrequently. So while the Subordinate Loss Notes are sized appropriately compared to expected losses as measured in FIN 46-R, they do not provide significant protection against extreme or unusual credit losses.

        The following tables describe the important characteristics of assets owned by the administered multi-seller conduits as of September 30, 2008 and December 31, 2007:

		Credit rating distribution
	Weighted average life
		AAA	AA	A	BBB
September 30, 2008	3.7years	35%	48%	11%	6%

December 31, 2007	2.5 years	30%	59%	9%	2%

	% of Total Portfolio
Asset Class	September 30, 2008	December 31, 2007
Student loans	24%	21%
Trade receivables	15%	16%
Credit cards and consumer loans	7%	13%
Portfolio finance	15%	11%
Commercial loans and corporate credit	17%	15%
Export finance	10%	9%
Auto	8%	8%
Residential mortgage	4%	7%

Total	100%	100%

Third-party Conduits

        The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets for each conduit. The notional amount of these facilities is approximately $1.3 billion and $2.2 billion as of September 30, 2008 and December 31, 2007, respectively. The conduits received $25 million of funding as of September 30, 2008, compared to zero as of December 31, 2007.

Collateralized Debt Obligations

        A collateralized debt obligation (CDO) is an SPE that purchases a pool of assets consisting of asset-backed securities and/or synthetic exposures through derivatives on asset-backed securities and issues multiple tranches of equity and notes to investors. A third-party manager is typically retained by the CDO to select the pool of assets and manage those assets over the term of the CDO. The Company earns fees for warehousing assets prior to the creation of a CDO, structuring CDOs, and placing securities with investors. In addition, the Company has retained interests in many of the CDOs it has structured and makes a market in those issued securities.

        A cash CDO, or arbitrage CDO, is a CDO designed to take advantage of the difference between the anticipated yield on a portfolio of selected assets, typically residential mortgage-backed securities, and the cost of funding the CDO through the sale of notes to investors. "Cash flow" CDOs are vehicles in which the CDO passes on cash flows from a pool of assets, while "market value" CDOs pay to investors the market value of the pool of assets owned by the CDO at maturity. In these transactions, all of the equity and notes issued by the CDO are funded, as the cash is needed to purchase the debt securities. In a typical cash CDO, the third-party manager selects a portfolio of assets, which the Company funds through a "warehouse" financing arrangement prior to the creation of the CDO. The Company then sells the debt securities to the CDO in exchange for cash raised through the issuance of notes. The Company's involvement in cash CDOs after issuance is typically limited to investing in a portion of the notes or loans issued by the CDO, making a market in those securities, and acting as derivative counterparty for interest rate or foreign currency swaps used in the structuring of the CDO.

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

        The following table describes credit ratings of assets of unconsolidated CDOs with which the Company had significant involvement as of September 30, 2008 and December 31, 2007:

	Credit rating distribution
	Weighted average life	A or higher	BBB	BB/B	CCC	Unrated
September 30, 2008	3.6 years	24%	13%	10%	33%	20%

December 31, 2007	5.1 years	40%	20%	12%	25%	3%

Asset-Backed Commercial Paper CDOs (CPCDOs)

        During the second half of 2007, the market interest rates on commercial paper issued by certain CDO structures increased significantly. To pre-empt the formal exercise of liquidity puts provided by the Company to its CDO structures, the Company purchased all of the outstanding commercial paper issued by these entities, which totaled approximately $25 billion. Because of these purchases, which are deemed to be FIN 46-R reconsideration events, and because the value of the CDOs' commercial paper and subordinated tranches were deteriorating as the underlying collateral of the CDOs (primarily residential mortgage-backed securities) was being downgraded, the Company concluded that it was the primary beneficiary of these entities and began consolidating them in the fourth quarter of 2007. The commercial paper was subsequently converted to a funding note.

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

        During the third quarter of 2008 and the fourth quarter of 2007, the Company recognized pretax losses of $0.8 billion and $4.3 billion, respectively, for changes in the fair value of the consolidated CPCDOs' assets.

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

        At inception of the transactions, the super senior tranches were well protected from the expected losses of these CDOs. Subsequent declines in value of the subordinate tranches and the super senior tranches in the fourth quarter of 2007 indicated that the super senior tranches now are exposed to a significant portion of the expected losses of the CDOs, based on current market assumptions. The Company evaluates these transactions for consolidation when reconsideration events occur, as defined in FIN 46-R. The Company continues to monitor its involvement in these transactions and, if the Company were to acquire additional interests in these vehicles or if the CDOs' contractual arrangements were to be changed to reallocate expected losses or residual returns among the various interest holders, the Company may be required to consolidate the CDOs. For cash CDOs, the net result of such consolidation would generally be to gross up the Company's balance sheet by the current fair value of the subordinate securities held by third parties, which amounts are not considered material. For synthetic CDOs, the net result of such consolidation may reduce the Company's balance sheet by eliminating intercompany derivative receivables and payables in consolidation.

        During the third quarter, the Company purchased additional interests in certain CDO transactions. These purchases were determined to be reconsideration events as defined in FIN 46-R, and as a result it was determined that the Company is required to consolidate certain CDO's as it has become the primary beneficiary.

        The consolidation of these entities reduced the disclosed total assets of significant unconsolidated VIEs reflected above by $9.3 billion (representing the original cost basis or total notional of the VIE's asset positions), and reduced the Company's disclosed maximum exposure to significant unconsolidated VIEs by $0.9 billion. Upon consolidating these VIEs, the Company eliminates previously recognized assets and liabilities (including derivative payables and receivables with the VIEs), and recognizes the underlying third-party assets and liabilities of the VIEs at current fair value. The current fair value of the assets owned by these CDO VIEs is approximately $1.6 billion. The consolidation of the CDOs results in a net reduction of assets on the Company's consolidated balance sheet of approximately $4.5 billion.

Collateralized Loan Obligations

        A collateralized loan obligation (CLO) is substantially similar to the CDO transactions described above, except that the assets owned by the SPE (either cash instruments or synthetic exposures through derivative instruments) are corporate loans and to a lesser extent corporate bonds, rather than asset-backed debt securities.

        The following table describes credit ratings of assets of unconsolidated CLOs with which the Company had significant involvement as of September 30, 2008 and December 31, 2007, respectively:

  Credit rating distribution

	Weightedp average life	A or Higher	BBB	BB/B	CCC	Unrated
September 30, 2008	4.1 years	1%	5%	71%	0%	23%

December 31, 2007	5.0 years	7%	11%	56%	0%	26%

Mortgage Loan Securitizations

        CMB is active in structuring and underwriting residential and commercial mortgage-backed securitizations. In these transactions, the Company or its customer transfers loans into a bankruptcy-remote SPE. These SPEs are designed to be QSPEs as described above. The Company may hold residual interests and other securities issued by the SPEs until they can be sold to independent investors and makes a market in those securities on an ongoing basis. These securities are held as trading assets on the balance sheet, are managed as part of the Company's trading activities, and are marked to market with changes in value recognized in earnings. The Company sometimes retains servicing rights for certain entities. The table on page 64 shows the assets for mortgage QSPEs in which ICG acted as principal in transferring mortgages to the QSPE.

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

        The primary types of asset-based financing, total assets of the unconsolidated VIEs with significant involvement, and the Company's maximum exposure to loss at September 30, 2008 and December 31, 2007 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	September 30, 2008		December 31, 2007
Type	Total assets	Maximum exposure	Total assets	Maximum exposure
Commercial and other real estate	$46.1	$11.7	$34.3	$16.0
Hedge funds and equities	37.3	12.7	36.0	13.1
Corporate loans	9.8	8.3	—	—
Asset purchasing vehicles/SIVs	3.2	0.8	10.2	2.5
Other assets	13.0	3.5	11.1	2.7

Total	$109.4	$37.0	$91.6	$34.3

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

        The asset quality of the third-party asset purchasing vehicles and SIVs to which the Company had provided backstop liquidity as of September 30, 2008 and December 31, 2007 consisted of the following:

	Credit rating distribution
	A or Higher	BBB	BB/B	CCC	Unrated
September 30, 2008	64%	2%	34%	0%	0%

December 31, 2007	96%	1%	3%	0%	0%

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

  •
  Proprietary TOB trusts are generally consolidated, in which case the financing (the Floaters) is recognized on the Company's balance sheet as a liability. However, certain proprietary TOB trusts are not consolidated by the Company, where the Residuals are held by hedge funds that are consolidated and managed by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge funds (and, thus, are not consolidated by the Company) under the application of the AICPA Investment Company Audit Guide, which precludes consolidation of owned investments by investment companies. In accordance with the Audit Guide the hedge funds report their investments in the Residuals at fair value with changes in value included in earnings. The Company consolidates the hedge funds because the Company holds controlling financial interests in the hedge funds. Certain of the Company's equity investments in the hedge funds are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge funds.

  •
  QSPE TOB trusts provide the Company with the same exposure as proprietary TOB trusts and are not consolidated by the Company. The Company's residual interests in QSPE TOB trusts are evaluated for bifurcation in accordance with SFAS 133. Any embedded derivatives are separately reported at fair value, while the debt host contracts are classified as available-for-sale securities.

        The total assets and other characteristics of the three categories of TOB trusts as of September 30, 2008 and December 31, 2007 are as follows:

September 30, 2008

			Credit rating distribution
TOB trust type	Total assets (in billions)	Weighted average life	AAA/Aaa	AA/Aa1– AA-/Aa3	Less than AA-/Aa3
Customer TOB Trusts (Not consolidated)	$11.5	10.9 years	47%	38%	15%
Proprietary TOB Trusts (Consolidated and Non-consolidated)	$19.2	19.2 years	52%	46%	2%
QSPE TOB Trusts (Not consolidated)	$8.8	7.3 years	63%	34%	3%

December 31, 2007

			Credit rating distribution
TOB trust type	Total assets (in billions)	Weighted average life	AAA/Aaa	AA/Aa1– AA-/Aa3	Less than AA-/Aa3
Customer TOB Trusts (Not consolidated)	$17.6	8.4 years	84%	16%	—
Proprietary TOB Trusts (Consolidated and Non-consolidated)	$22.0	18.1 years	67%	33%	—
QSPE TOB Trusts (Not consolidated)	$10.6	3.0 years	80%	20%	—

        Credit rating distribution is based on the external rating of the municipal bonds within the TOB trusts, including any credit enhancement provided by monoline insurance companies or the Company in the primary or secondary markets, as discussed below. The total assets for proprietary TOB Trusts (Consolidated and Non-consolidated) include $6.1 billion and $5.0 billion of assets as of September 30, 2008 and December 31, 2007, respectively, where the Residuals are held by hedge funds that are consolidated and managed by the Company.

        The TOB trusts fund the purchase of their assets by issuing Floaters along with Residuals, which are frequently less than 1% of a trust's total funding. The tenor of the Floaters matches the maturity of the TOB trust and is equal to or shorter than the tenor of the municipal bond held by the trust. The Floaters bear interest rates that are typically reset weekly to a new market rate (based on the SIFMA index). Floater holders have an option to tender the Floaters they hold back to the trust periodically. Customer TOB trusts issue the Floaters and Residuals to third parties. Proprietary and QSPE TOB trusts issue the Floaters to third parties, and the Residuals are held by the Company.

        Approximately $2.8 billion as of September 30, 2008 and $5.7 billion as of December 31, 2007 of the municipal bonds owned by TOB trusts have an additional credit guarantee provided by the Company. In all other cases, the assets are either unenhanced or are insured with a monoline insurance provider in the primary market or in the secondary market. While the trusts have not encountered any adverse credit events as defined in the underlying trust agreements, certain monoline insurance companies have experienced downgrades. In these cases, the Company has proactively managed the TOB programs by applying additional secondary market insurance on the assets or proceeding with orderly unwinds of the trusts.

        The Company, in its capacity as remarketing agent, facilitates the sale of the Floaters to third parties at inception of the trust and facilitates the reset of the Floater coupon and tenders of Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing (in which case the trust is unwound) or may choose to buy the Floaters into its own inventory and may continue to try to sell it to a third-party investor. While the levels of the Company's inventory of Floaters fluctuates, the Company held approximately $7.0 billion and $0.9 billion of Floater inventory related to the Customer, Proprietary and QSPE TOB programs as of September 30, 2008 and December 31, 2007, respectively.

        If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bond is sold in the secondary market. If there is an accompanying shortfall in the trust's cash flows to fund the redemption of the Floaters after the sale of the underlying municipal bond, the trust draws on a liquidity agreement in an amount equal to the shortfall. Liquidity agreements are generally provided to the trust directly by the Company. For customer TOBs where the Residual is less than 25% of the trust's capital structure, the Company has a reimbursement agreement with the Residual holder under which the Residual holder reimburses the Company for any payment made under the liquidity arrangement. Through this reimbursement agreement, the Residual holder remains economically exposed to fluctuations in value of the municipal bond. These reimbursement agreements are actively margined based on changes in value of the underlying municipal bond to mitigate the Company's counterparty credit risk. In cases where a third party provides liquidity to a proprietary or QSPE TOB trust, a similar reimbursement arrangement is made whereby the Company (or a consolidated subsidiary of the Company) as Residual holder absorbs any losses incurred by the liquidity provider. As of September 30, 2008 and December 31, 2007, liquidity agreements provided with respect to customer TOB trusts totaled $8.8 billion and $14.4 billion, offset by reimbursement agreements in place with a notional amount of $6.8 billion and $11.5 billion, respectively. The remaining exposure relates to TOB transactions where the Residual owned by the customer is at least 25% of the bond value at the inception of the transaction. In addition, the Company has provided liquidity arrangements with a notional amount of $12.1 billion as of September 30, 2008, and $11.4 billion as of

December 31, 2007, to QSPE TOB trusts and other non-consolidated proprietary TOB trusts described above.

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

Structured Investment Vehicles

        Citigroup became the SIVs' primary beneficiary and began consolidating the SIVs on December 13, 2007, as a result of providing mezzanine financing to the SIVs, the terms of which were finalized on February 12, 2008. The mezzanine financing ranks senior to the junior notes and junior to the SIVs' senior debt. Citigroup increased its mezzanine financing to $4.5 billion, reflecting an increase of $1 billion from the original $3.5 billion financing. This additional mezzanine financing was funded subsequent to September quarter-end.

        The impact of this consolidation on Citigroup's Consolidated Balance Sheet as of September 30, 2008 and December 31, 2007 is as follows:

In billions of dollars	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$5.4	$11.8
Trading account assets	21.5	46.4
Other assets	0.6	0.3

Total assets	$27.5	$58.5

Liabilities
Short-term borrowings	$5.0	$11.7
Long-term borrowings	21.7	45.9
Other liabilities	0.8	0.9

Total liabilities	$27.5	$58.5

        Balances include intercompany assets of $0.4 billion and intercompany liabilities of $6.7 billion as of September 30, 2008 and intercompany assets of $1 billion and intercompany liabilities of $7 billion as of December 31, 2007, respectively, which are eliminated in consolidation. In addition, long-term borrowings include the current portion of medium-term notes with an original maturity of greater than 364 days.

        The following tables summarize the seven Citigroup-advised SIVs as of September 30, 2008 and December 31, 2007 as well as the aggregate asset mix and credit quality of the SIV assets.

In billions of dollars	September 30, 2008			December 31, 2007
SIV	Assets	Short-term borrowings	Long-term borrowings	Assets	Short-term borrowings	Long-term borrowings
Beta	$8.7	$1.1	$7.5	$14.8	$0.4	$14.2
Centauri	8.1	1.7	6.2	14.9	0.8	13.8
Dorada	4.3	1.0	3.2	8.4	1.0	7.2
Five	3.8	0.8	2.9	8.7	2.6	6.0
Sedna	2.0	—	1.8	9.1	5.5	3.6
Zela	0.6	0.4	0.1	1.9	1.1	0.7
Vetra	—	—	—	0.7	0.3	0.4

Total	$27.5	$5.0	$21.7	$58.5	$11.7	$45.9

	September 30, 2008				December 31, 2007
		Average Credit Quality(1)(2)				Average Credit Quality(1)(2)
	Average Asset Mix				Average Asset Mix
		Aaa	Aa	A/Baa/B(3)		Aaa	Aa	A
Financial Institutions Debt	57%	7%	40%	10%	59%	12%	43%	4%
Sovereign Debt	—	—	—	—	1%	1%	—	—
Structured Finance
MBS—Non-U.S. residential	10%	10%	—	—	12%	12%	—	—
CBOs, CLOs, CDOs	6%	6%	—	—	6%	6%	—	—
MBS—U.S. residential	9%	9%	—	—	7%	7%	—	—
CMBS	4%	4%	—	—	4%	4%	—	—
Student loans	8%	8%	—	—	6%	6%	—	—
Credit cards	5%	5%	—	—	5%	5%	—	—
Other	1%	—	—	1%	—	—	—

Total Structured Finance	43%	42%	—	1%	40%	40%	—	—

Total	100%	49%	40%	11%	100%	53%	43%	4%

(1)
Credit ratings based on Moody's ratings of the notional values of credit exposures, including credit derivatives, as of September 30, 2008 and December 31, 2007.

(2)
The SIVs have no direct exposure to U.S. subprime assets and have approximately $38 million and $50 million of indirect exposure to subprime assets through CDOs, which are Aaa rated and carry credit enhancements as of September 30, 2008 and December 31, 2007.

(3)
At September 30, 2008 the breakout of ratings of financial institutions debt was; A-10%, B-<1%, and below B-<1%. At September 30, 2008 the other structured finance category was 1% Baa rated.

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

Certain Fixed Income Funds Managed By Institutional Clients Group

Falcon multi-strategy fixed income funds

        On February 20, 2008, the Company entered into a $500 million credit facility with the Falcon multi-strategy fixed income funds (the "Falcon funds") managed by Institutional Clients Group. As a result of providing this facility, the Company became the primary beneficiary of the Falcon funds and consolidated the assets and liabilities in its Consolidated Balance Sheet. At September 30, 2008, the total assets of the Falcon funds were approximately $1.3 billion.

ASTA/MAT municipal funds

        On March 3, 2008, the Company made an equity investment of $661 million (under a $1 billion commitment) which provides for gain sharing with unaffiliated investors, in the Municipal Opportunity Funds (MOFs). The MOFs are funds managed by Institutional Clients Group that make leveraged investments in tax-exempt municipal bonds and accept investments through feeder funds known as ASTA and MAT. As a result of the Company's equity commitment, the Company became the primary beneficiary of the MOFs and consolidated the assets and liabilities in its Consolidated Balance Sheet. At September 30, 2008, the total assets of the MOFs were approximately $1.5 billion.

Primary Uses of SPEs by Corporate/Other

Trust Preferred Securities

        The Company has raised financing through the issuance of trust preferred securities. In these transactions, the Company forms a statutory business trust and owns all of the voting equity shares of the trust. The trust issues preferred equity securities to third-party investors and invests the gross proceeds in junior subordinated deferrable interest debentures issued by the Company. These trusts have no other assets and no operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the preferred equity securities held by third-party investors. These trusts' obligations are fully and unconditionally guaranteed by the Company.

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

        See Note 12 on page 104 for additional information about the Company's involvement with trust preferred securities. See Note 15 on page 109 for additional information regarding the Company's off-balance-sheet arrangements with respect to securitizations and SPEs.

Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model

        The FASB has issued an Exposure Draft of a proposed standard that would eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." While the proposed standard has not been finalized and the Board's proposals are subject to a public comment period, this change may have a significant impact on Citigroup's consolidated financial statements as the Company may lose sales treatment for assets previously sold to a QSPE, as well as for future sales, and for transfers of a portion of an asset. This proposed revision could become effective in January 2010. As of September 30, 2008, the total assets of QSPEs to which Citigroup, acting as principal, has transferred assets and received sales treatment were approximately $820 billion.

        In connection with the proposed changes to SFAS 140, the FASB has also issued a separate exposure draft of a proposed standard that proposes three key changes to the consolidation model in FIN 46(R). First, the Board will now include former QSPEs in the scope of FIN 46(R). In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a primarily qualitative determination of power combined with benefits and losses instead of today's risks and rewards model. Finally, the proposed standard requires all VIEs and their primary beneficiaries to be reevaluated whenever circumstances change. The existing rules require reconsideration only when specified reconsideration events occur. As of September 30, 2008, the total assets of significant unconsolidated VIEs with which Citigroup is involved were approximately $325 billion.

        The Company will be evaluating the impact of these changes on Citigroup's consolidated financial statements once the actual guidelines are completed.

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of September 30, 2008 and December 31, 2007:

In millions of dollars	U.S.	Outside of U.S.	September 30, 2008	December 31, 2007
Financial standby letters of credit and foreign office guarantees	$55,448	$27,536	$82,984	$87,066
Performance standby letters of credit and foreign office guarantees	5,997	10,207	16,204	18,055
Commercial and similar letters of credit	2,440	7,249	9,689	9,175
One- to four-family residential mortgages	832	363	1,195	4,587
Revolving open-end loans secured by one- to four-family residential properties	25,193	2,926	28,119	35,187
Commercial real estate, construction and land development	2,496	700	3,196	4,834
Credit card lines(1)	939,992	155,872	1,095,864	1,103,535
Commercial and other consumer loan commitments(2)	267,119	133,605	400,724	473,631

Total	$1,299,517	$338,458	$1,637,975	$1,736,070

(1)
Credit card lines are unconditionally cancelable by the issuer.

(2)
Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $175 billion and $259 billion with original maturity of less than one year at September 30, 2008 and December 31, 2007, respectively.

        See Note 18 to the Consolidated Financial Statements on page 143 for additional information on credit commitments and lines of credit.

Highly Leveraged Financing Commitments

        Included in the line item "Commercial and other consumer loan commitments" in the table above are highly leveraged financing commitments, which are agreements that provide funding to a borrower with higher levels of debt (measured by the ratio of debt capital to equity capital of the borrower) than is generally the case for other companies. Highly leveraged financing has been commonly employed in corporate acquisitions, management buy-outs and similar transactions.

        In these financings, debt service (that is, principal and interest payments) absorbs a significant portion of the cash flows generated by the borrower's business. Consequently, the risk that the borrower may not be able to meet its debt obligations is greater. Due to this risk, the interest rates and fees charged for this type of financing are generally higher than other types of financing.

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

        Citigroup generally manages the risk associated with highly leveraged financings it has entered into by seeking to sell a majority of its exposures to the market prior to or shortly after funding. In certain cases, all or a portion of a highly leveraged financing to be retained is hedged with credit derivatives or other hedging instruments. Thus, when a highly leveraged financing is funded, Citigroup records the resulting loan as follows:

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

        Citigroup's exposures for highly leveraged financings totaled $23 billion at September 30, 2008 ($10 billion funded, recorded as loans-held-for-sale in other assets and carried at LOCOM, and $13 billion in unfunded commitments). This compares to total commitments of $43 billion ($22 billion funded and $21 billion unfunded) at December 31, 2007. During the third quarter of 2008, the Company recorded an incremental net $792 million pretax write down on its highly leveraged financing commitments as a result of the reduction in liquidity in the market for such instruments. This brings the cumulative write-downs for the nine months of 2008 to $4.3 billion pretax.

        On April 17, 2008, the Company completed the transfer of approximately $12 billion of loans to third parties, of which $8.5 billion relates to highly leveraged loans and commitments. In these transactions, the third parties purchased subordinate interests backed by the transferred loans. These subordinate interests absorb first loss on the transferred loans and provide the third parties with control of the loans. The Company retained senior debt securities backed by the transferred loans. These senior debt securities have a fair value of approximately $8.3 billion as of September 30, 2008 and are the Company's sole remaining risk with respect to the transferred loans. The Company purchased protection on these retained senior positions from the third party subordinate interest holders via total return swaps. The credit risk in the total return swap is protected through margin arrangements that provide for both initial margin as well as additional margin at specified triggers. These transactions were accounted for as sales of the transferred loans. The loans were removed from the balance sheet and the retained securities are classified as available-for-sale securities on the Company's consolidated balance sheet. Due to the initial cash margin received and the existing margin requirements on the total return swaps, and the substantive subordinate investments made by third parties, the Company believes that the transactions largely mitigate the Company's risk related to these transferred loans.

FAIR VALUATION

        For a discussion of fair value of assets and liabilities, see Note 17 to the Consolidated Financial Statements on page 125.

CONTROLS AND PROCEDURES

Disclosure

        The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Company's disclosure controls and procedures were effective.

Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        These forward-looking statements involve external risks and uncertainties including, but not limited, to those described in the Company's 2007 Annual Report on Form 10-K section entitled "Risk Factors": economic conditions; credit, market and liquidity risk; competition; country risk; operational risk; fiscal and monetary policies; reputational and legal risk; and certain regulatory considerations. Risks and uncertainties disclosed in this 10-Q include, but are not limited to:

  •
  the impact on the value of those liabilities for which the Company has elected the fair value option if credit spreads on the Company's debt instruments are substantially narrower at December 31, 2008 than at September 30, 2008;

  •
  the possibility that credit card losses may continue to rise well into 2009 as the environment for consumer credit continues to deteriorate;

  •
  the effectiveness of the hedging products used in connection with Securities & Banking's trading positions in U.S. subprime RMBS and related products, including ABS CDOs, in the event of material changes in market conditions; and

  •
  the impact the elimination of QSPEs from the guidance on SFAS 140 may have on the Company's consolidated financial statements.

 Citigroup Inc.

 CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2008	2007(1)	2008	2007(1)
Revenues
Interest revenue	$26,182	$32,267	$82,744	$89,573
Interest expense	12,776	20,423	42,305	56,427

Net interest revenue	$13,406	$11,844	$40,439	$33,146

Commissions and fees	$3,425	$3,944	$11,044	$15,958
Principal transactions	(2,904)	(246)	(15,156)	5,547
Administration and other fiduciary fees	2,165	2,460	6,752	6,635
Realized gains (losses) from sales of investments	(605)	263	(863)	855
Insurance premiums	823	772	2,513	2,245
Other revenue	370	2,603	2,469	7,690

Total non-interest revenues	$3,274	$9,796	$6,759	$38,930

Total revenues, net of interest expense	$16,680	$21,640	$47,198	$72,076

Provision for credit losses and for benefits and claims
Provision for loan losses	$8,943	$4,581	$21,503	$9,512
Policyholder benefits and claims	274	236	809	694
Provision for unfunded lending commitments	(150)	50	(293)	50

Total provision for credit losses and for benefits and claims	$9,067	$4,867	$22,019	$10,256

Operating expenses
Compensation and benefits	$7,865	$7,595	$25,858	$24,948
Premises and equipment	1,771	1,741	5,388	4,861
Technology/communication	1,240	1,159	3,703	3,268
Advertising and marketing	515	766	1,799	2,077
Restructuring	8	35	(21)	1,475
Other operating	3,026	2,856	9,117	7,073

Total operating expenses	$14,425	$14,152	$45,844	$43,702

Income (loss) from continuing operations before income taxes and minority interest	$(6,812)	$2,621	$(20,665)	$18,118
Provision (benefits) for income taxes	(3,294)	492	(9,637)	4,908
Minority interest, net of income taxes	(95)	20	(40)	190

Income (loss) from continuing operations	$(3,423)	$2,109	$(10,988)	$13,020

Discontinued operations
Income from discontinued operations	$501	$148	$896	$631
Gain (loss) on sale	9	—	(508)	—
Provision (benefits) for income taxes	(98)	45	(179)	201

Income from discontinued operations, net	$608	$103	$567	$430

Net Income (loss)	$(2,815)	$2,212	$(10,421)	$13,450

Basic earnings per share(2)
Income (loss) from continuing operations	$(0.71)	$0.43	$(2.26)	$2.65
Income from discontinued operations	0.11	0.02	0.11	0.09

Net Income (loss)	$(0.60)	$0.45	$(2.15)	$2.74

Weighted average common shares outstanding	5,341.8	4,916.1	5,238.3	4,897.1

Diluted earnings per share(2)
Income (loss) from continuing operations	$(0.71)	$0.42	$(2.26)	$2.60
Income from discontinued operations	0.11	0.02	0.11	0.09

Net Income (loss)	$(0.60)	$0.44	$(2.15)	$2.69

Adjusted weighted average common shares outstanding	5,867.3	5,010.9	5,752.8	4,990.6

(1)
Reclassified to conform to the current period's presentation.

(2)
Diluted shares used in the diluted EPS calculation represent basic shares for the 2008 periods due to the net loss. Using actual diluted shares would result in anti-dilution.

See Notes to the unaudited Consolidated Financial Statement.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	September 30, 2008	December 31, 2007(1)
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$63,026	$38,206
Deposits at interest with banks	78,670	69,366
Federal funds sold and securities borrowed or purchased under agreements to resell (including $71,768 and $84,305 as of September 30, 2008 and December 31, 2007, respectively, at fair value)	225,409	274,066
Brokerage receivables	80,532	57,359
Trading account assets (including $117,667 and $157,221 pledged to creditors as of September 30, 2008 and December 31, 2007, respectively)	457,462	538,984
Investments (including $21,932 and $21,449 pledged to creditors as of September 30, 2008 and December 31, 2007, respectively)	205,731	215,008
Loans, net of unearned income
Consumer (including $32 as of September 30, 2008 at fair value)	543,436	592,307
Corporate (including $3,430 and $3,727 as of September 30, 2008 and December 31, 2007, respectively, at fair value)	173,519	185,686

Loans, net of unearned income	$716,955	$777,993
Allowance for loan losses	(24,005)	(16,117)

Total loans, net	$692,950	$761,876
Goodwill	39,662	41,053
Intangible assets (including $8,346 and $8,380 at September 30,2008 and December 31,2007, respectively, at fair value)	23,464	22,687
Other assets (including $14,110 and $9,802 as of September 30, 2008 and December 31, 2007 respectively, at fair value)	164,598	168,875
Assets of discontinued operations held for sale	18,627	—

Total assets	$2,050,131	$2,187,480

Liabilities
Non-interest-bearing deposits in U.S. offices	$61,694	$40,859
Interest-bearing deposits in U.S. offices (including $1,655 and $1,337 as of September 30, 2008 and December 31, 2007, respectively, at fair value)	215,423	225,198
Non-interest-bearing deposits in offices outside the U.S.	46,348	43,335
Interest-bearing deposits in offices outside the U.S. (including $1,848 and $2,261 as of September 30, 2008 and December 31, 2007, respectively, at fair value)	456,878	516,838

Total deposits	$780,343	$826,230
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $156,234 and $199,854 as of September 30, 2008 and December 31, 2007, respectively, at fair value)	250,419	304,243
Brokerage payables	117,536	84,951
Trading account liabilities	169,283	182,082
Short-term borrowings (including $7,307 and $13,487 as of September 30, 2008 and December 31, 2007, respectively, at fair value)	104,855	146,488
Long-term debt (including $47,482 and $79,312 as of September 30, 2008 and December 31, 2007, respectively, at fair value)	393,097	427,112
Other liabilities (including $2,923 and $1,568 as of September 30, 2008 and December 31, 2007, respectively, at fair value)	94,263	102,927
Liabilities of discontinued operations held for sale	14,273	—

Total liabilities	$1,924,069	$2,074,033

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), at aggregate liquidation value	$27,424	$—
Common stock ($.01 par value; authorized shares: 15 billion), issued shares—5,671,743,807 at September 30, 2008 and 5,477,416,086 at December 31, 2007	57	55
Additional paid-in capital	16,884	18,007
Retained earnings	105,340	121,769
Treasury stock, at cost: September 30, 2008—222,203,903 shares and December 31, 2007—482,834,568 shares	(9,642)	(21,724)
Accumulated other comprehensive income (loss)	(14,001)	(4,660)

Total stockholders' equity	$126,062	$113,447

Total liabilities and stockholders' equity	$2,050,131	$2,187,480

(1)
Reclassified to conform to the current period's presentation.

        See Notes to the unaudited Consolidated Financial Statements.

[This space intentionally left blank]

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Nine Months Ended September 30,
In millions of dollars, except shares in thousands	2008	2007
Preferred stock at aggregate liquidation value
Balance, beginning of period	$—	$1,000
Issuance of preferred stock	27,424	—
Redemption or retirement of preferred stock	—	(800)

Balance, end of period	$27,424	$200

Common stock and additional paid-in capital
Balance, beginning of period	$18,062	$18,308
Employee benefit plans	(2,405)	(74)
Issuance of common stock	4,911	—
Issuance of shares(1)	(3,500)	118
Other	(127)	—

Balance, end of period	$16,941	$18,352

Retained earnings
Balance, beginning of period, as previously reported	$121,769	$129,267
Prior period adjustment(2)	—	(151)

Balance, beginning of period, as restated	$121,769	$129,116
Adjustment to opening balance, net of tax(3)	—	(186)

Adjusted balance, beginning of period	$121,769	$128,930
Net income (loss)	(10,421)	13,450
Common dividends(4)	(5,175)	(8,043)
Preferred dividends	(833)	(43)

Balance, end of period	$105,340	$134,294

Treasury stock, at cost
Balance, beginning of period	$(21,724)	$(25,092)
Issuance of shares pursuant to employee benefit plans	4,210	2,763
Treasury stock acquired(5)	(7)	(663)
Issuance of shares(1)	7,858	637
Other	21	26

Balance, end of period	$(9,642)	$(22,329)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(4,660)	$(3,700)
Adjustment to opening balance, net of tax(6)	—	149

Adjusted balance, beginning of period	$(4,660)	$(3,551)
Net change in unrealized gains and losses on investment securities, net of tax	(6,657)	(410)
Net change in cash flow hedges, net of tax	(312)	(1,396)
Net change in foreign currency translation adjustment, net of tax	(2,419)	1,558
Pension liability adjustment, net of tax	47	244

Net change in Accumulated other comprehensive income (loss)	$(9,341)	$(4)

Balance, end of period	$(14,001)	$(3,555)

Total common stockholders' equity (shares outstanding: 5,449,540 at September 30, 2008 and 4,994,581 at December 31, 2007)	$98,638	$126,762

Total stockholders' equity	$126,062	$126,962

Comprehensive income (loss)
Net income (loss)	$(10,421)	$13,450
Net change in Accumulated other comprehensive income (loss)	(9,341)	(4)

Total comprehensive income (loss)	$(19,762)	$13,446

(1)
The issuance of shares for the nine months ended September 30, 2008 related to the acquisition of the remaining stake in Nikko Cordial. The issuance of shares for the nine months ended September 30, 2007 related to the acquisition of Grupo Cuscatlan.

(2)
Citigroup's January 1, 2007 opening Retained earnings balance has been reduced by $151 million to reflect a prior period adjustment to goodwill. This reduction adjusts goodwill to reflect a portion of the losses incurred in January 2002, related to the sale of the Argentinean subsidiary of Banamex, Bansud, that was recorded as an adjustment to the purchase price of Banamex. There is no tax benefit and there is no income statement impact for the quarter and nine-months ended September 30, 2008 and 2007 from this adjustment. See "Legal Proceedings" for further discussion.

(3)
The adjustment to the opening balance of Retained earnings represents the total of the after-tax gain (loss) amounts for the adoption of the following accounting pronouncements:

•
SFAS 157 for $75 million,

•
SFAS 159 for ($99) million,

•
FSP 13-2 for ($148) million, and

•
FIN 48 for ($14) million.

  See Notes 1 and 17 on pages 88 and 126, respectively.

(4)
Common dividends declared were $0.32 per share in the first, second and third quarters of 2008 and $0.54 per share in the first, second and third quarters of 2007.

(5)
All open market repurchases were transacted under an existing authorized share repurchase plan.

(6)
The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities as well as several miscellaneous items previously reported in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The related unrealized gains and losses were reclassified to Retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Notes 1 and 17 on pages 88 and 126 for further discussions.

See Notes to the unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
In millions of dollars	2008	2007(1)
Cash Flows from operating activities of continuing operations
Net income (loss)	$(10,421)	$13,450
Income from discontinued operations, net of taxes	896	430
Loss on sale, net of taxes	(329)	—

Income (loss) from continuing operations	$(10,988)	$13,020
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	252	281
Additions to deferred policy acquisition costs	(311)	(358)
Depreciation and amortization	1,953	1,808
Provision for credit losses	21,210	9,562
Change in trading account assets	81,930	(150,371)
Change in trading account liabilities	(12,799)	54,434
Change in federal funds sold and securities borrowed or purchased under agreements to resell	48,657	(71,008)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	(53,824)	79,143
Change in brokerage receivables net of brokerage payables	9,412	(16,633)
Net losses/(gains) from sales of investments	863	(855)
Change in loans held-for-sale	22,398	(28,908)
Other, net	(9,800)	(857)

Total adjustments	$109,941	$(123,762)

Net cash provided by (used in) operating activities of continuing operations	$98,953	$(110,742)

Cash flows from investing activities of continuing operations
Change in deposits at interest with banks	$(9,326)	$(6,563)
Change in loans	(187,859)	(275,915)
Proceeds from sales and securitizations of loans	203,863	196,938
Purchases of investments	(272,815)	(202,646)
Proceeds from sales of investments	60,255	147,573
Proceeds from maturities of investments	194,312	100,577
Capital expenditures on premises and equipment	(2,111)	(2,804)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	15,644	1,949
Business acquisitions	—	(15,186)

Net cash used in investing activities of continuing operations	$1,963	$(56,077)

Cash flows from financing activities of continuing operations
Dividends paid	$(6,008)	$(8,086)
Issuance of common stock	4,961	1,007
Issuance (redemptions) of preferred stock	27,424	(800)
Treasury stock acquired	(7)	(663)
Stock tendered for payment of withholding taxes	(377)	(926)
Issuance of long-term debt	67,311	89,657
Payments and redemptions of long-term debt	(94,073)	(49,989)
Change in deposits	(32,411)	84,523
Change in short-term borrowings	(41,633)	63,063

Net cash (used in) provided by financing activities of continuing operations	$(74,813)	$177,786

Effect of exchange rate changes on cash and cash equivalents	(1,105)	$810

Net cash from discontinued operations	(178)	(65)

Change in cash and due from banks	$24,820	$11,712
Cash and due from banks at beginning of period	38,206	$26,514

Cash and due from banks at end of period	$63,026	$38,226

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$2,123	$4,623
Cash paid during the period for interest	$44,294	$53,158

Non-cash investing activities
Transfers to repossessed assets	$2,574	$1,539

(1)
Reclassified to conform to the current period's presentation

See Notes to the unaudited Consolidated Financial Statements.

 CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$54,318	$28,966
Deposits at interest with banks	63,323	57,216
Federal funds sold and securities purchased under agreements to resell	39,227	23,563
Trading account assets (including $17,741 and $22,716 pledged to creditors as of September 30, 2008 and December 31, 2007, respectively)	202,793	215,454
Investments (including $3,380 and $3,099 pledged to creditors as of September 30, 2008 and December 31, 2007, respectively)	125,705	150,058
Loans, net of unearned income	587,275	644,597
Allowance for loan losses	(15,860)	(10,659)

Total loans, net	$571,415	$633,938
Goodwill	17,626	19,294
Intangible assets	10,618	11,007
Premises and equipment, net	5,889	8,191
Interest and fees receivable	7,702	8,958
Other assets	89,764	95,070
Assets of discontinued operations held for sale	18,627	—

Total assets	$1,207,007	$1,251,715

Liabilities
Non-interest-bearing deposits in U.S. offices	$61,252	$41,032
Interest-bearing deposits in U.S. offices	168,790	186,080
Non-interest-bearing deposits in offices outside the U.S.	42,293	38,775
Interest-bearing deposits in offices outside the U.S.	463,030	516,517

Total deposits	735,365	$782,404
Trading account liabilities	85,627	59,472
Purchased funds and other borrowings	83,848	74,112
Accrued taxes and other expense	10,220	12,752
Long-term debt and subordinated notes	144,970	184,317
Other liabilities	42,037	39,352
Liabilities of discontinued operations held for sale	14,273	—

Total liabilities	$1,116,340	$1,152,409

Stockholder's equity
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	$751	$751
Surplus	69,319	69,135
Retained earnings	30,431	31,915
Accumulated other comprehensive income (loss)(1)	(9,834)	(2,495)

Total stockholder's equity	$90,667	$99,306

Total liabilities and stockholder's equity	$1,207,007	$1,251,715

(1)
Amounts at September 30, 2008 and December 31, 2007 include the after-tax amounts for net unrealized gains (losses) on investment securities of ($6.233) billion and ($1.262) billion, respectively, for foreign currency translation of ($556) million and $1.687 billion, respectively, for cash flow hedges of ($2.298) billion and ($2.085) billion, respectively, and for pension liability adjustments of ($747) million and ($835) million, respectively.

See Notes to the unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements as of September 30, 2008 and for the three- and nine-month period ended September 30, 2008 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Citigroup's 2007 Annual Report on Form 10-K and Citigroup's Quarterly Reports on Form 10-Q for the quarter ended March 31, 2008 and June 30, 2008.

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

Significant Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of the results of operations and financial condition. The Company has identified five policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations, Income Taxes and Legal Reserves. The Company, in consultation with the Audit and Risk Management Committee of the Board of Directors, has reviewed and approved these significant accounting policies, which are further described in the Company's 2007 Annual Report on Form 10-K.

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

Netting of Cash Collateral against Derivative Exposures

        During April 2007, the FASB issued FASB Staff Position No. FIN 39-1, "Amendment of FASB Interpretation No. 39" (FSP FIN 39-1) modifying certain provisions of FIN 39, "Offsetting of Amounts Related to Certain Contracts". This amendment clarified the acceptability of the existing market practice of offsetting the amounts recorded for cash collateral receivables or payables against the fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting agreement, which was the Company's prior accounting practice. Thus, this amendment did not affect the Company's consolidated financial statements as of September 30, 2008.

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

        For some products or in certain market conditions, observable inputs may not always be available. For example, during the market dislocations that started in the second half of 2007, certain markets became illiquid, and some key observable inputs used in valuing certain exposures were unavailable. When and if these markets become liquid, the valuation of these exposures will use the related observable inputs available at that time from these markets.

        Under SFAS 157, Citigroup is required to take into account its own credit risk when measuring the fair value of derivative positions as well as the other liabilities for which fair value accounting has been elected under SFAS 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155) and SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). The adoption of SFAS 157 has also resulted in some other changes to the valuation techniques used by Citigroup when determining fair value, most notably the changes to the way that the probability of default of a counterparty is factored in and the elimination of a derivative valuation adjustment which is no longer necessary under SFAS 157. The cumulative effect at January 1, 2007 of making these changes was a gain of $250 million after-tax ($402 million pretax), or $0.05 per diluted share, which was recorded in the first quarter of 2007 earnings within the S&B business.

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

        See Note 17 on page 126 for additional information.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

New Additional Disclosures for Derivative Instruments

        In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4 "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45, and Clarification of the Effective Date of FASB Statement No. 161," (FSP FAS 133-1 and FIN 45-4), that require additional disclosures for sellers of credit derivative instruments and certain guarantees. This FSP amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," by requiring additional disclosures for certain guarantees and credit derivatives sold including: maximum potential amount of future payments, the related fair value, and the current status of the payment/performance risk.

        These new disclosure requirements are effective for the 2008 Annual Report. While the Company already provides some of these disclosures, enhancements will be incorporated into the 2008 Annual Report.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161), an amendment to SFAS 133. The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS 133 and related interpretations. The standard will be effective for all of the Company's interim and annual financial statements beginning with the first quarter of 2009. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how Citigroup accounts for these instruments.

Business Combinations

        In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations" (SFAS 141(R)), which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS 141, "Business Combinations". SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS 141(R) are: (1) acquisition costs and restructuring costs would now be expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and noncontractual contingencies that meet the more-likely-than-not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings. Noncontractual contingencies that do not meet the more-likely-than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets & liabilities, including the minority interest portion, and goodwill is recorded as if a 100% interest was acquired.

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

Revisions to the Earnings Per Share Calculation

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." Under the FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends will be considered to be a separate class of common stock and will be included in the basic EPS calculation using the "two-class method." The FSP will be effective for the Company on January 1, 2009, and will require restatement of all prior periods presented.

        In August 2008, the FASB also issued a revised Exposure Draft of a proposed amendment to FASB Statement No. 128, "Earnings per Share." This proposed amendment seeks to simplify the method of calculating EPS, while promoting the international convergence of accounting standards. This proposed amendment reaffirms the requirements of FSP EITF 03-6-1 for basic EPS and also changes the calculation of diluted EPS. The Exposure Draft does not contain an effective date.

        The Company is currently evaluating the impact of these changes.

New Loss-Contingency Disclosures

        In June 2008, the FASB issued an Exposure Draft proposing expanded disclosures regarding loss contingencies accounted for under FASB Statement No. 5, "Accounting for Contingencies," and FASB Statement No. 141(R), "Business Combinations." This proposal increases the number of loss contingencies subject to disclosure and requires substantial quantitative and qualitative information to be provided about those loss contingencies. The proposed effective date is December 31, 2009.

Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model

        The FASB has issued an Exposure Draft of a proposed standard that would eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." While the proposed standard has not been finalized and the Board's proposals are subject to a public comment period, this change may have a significant impact on Citigroup's consolidated financial statements as the Company may lose sales treatment for assets previously sold to a QSPE, as well as for future sales, and for transfers of a portion of an asset. This proposed revision could become effective in January 2010. As of September 30, 2008, the total assets of QSPEs to which Citigroup, acting as principal, has transferred assets and received sales treatment were approximately $820 billion.

        In connection with the proposed changes to SFAS 140, the FASB has also issued a separate exposure draft of a proposed standard that proposes three key changes to the consolidation model in FIN 46(R). First, the Board will now include former QSPEs in the scope of FIN 46(R). In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a primarily qualitative determination of power combined with benefits and losses instead of today's risks and rewards model. Finally, the proposed standard requires all VIEs and their primary beneficiaries to be reevaluated whenever circumstances change. The existing rules require reconsideration only when specified reconsideration events occur. As of September 30, 2008, the total assets of significant unconsolidated VIEs with which Citigroup is involved were approximately $325 billion.

        The Company will be evaluating the impact of these changes on Citigroup's consolidated financial statements once the actual guidelines are completed..

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

2.     DISCONTINUED OPERATIONS

Sale of Citigroup's German Retail Banking Operation

        On July 11, 2008, Citigroup announced the agreement to sell its German retail banking operations to Credit Mutuel for Euro 4.9 billion in cash plus the German operating net earnings accrued in 2008 through the closing. The transaction is expected to result in an after-tax gain of approximately $4 billion. The sale does not include the corporate and investment banking business or the Germany-based European data center. The sale is expected to close in the fourth quarter of 2008 pending regulatory approvals.

        The German retail banking operations generated total revenue of $1.7 billion and $1.6 billion, and pretax earnings of $521 million and $398 million for the nine months ended September 30, 2008 and 2007, respectively. These results are reported in Discontinued operations on the Company's Consolidated Statement of Income. In addition to these results, there was a $330 million pre-tax FX gain realized during the third quarter of 2008 from the hedging of the sale proceeds, which are denominated in Euros, and a tax benefit of $279 million that arose as a result of this sale. Including these two items, total revenue and after-tax income from discontinued operations for the nine months ended September 30, 2008 was $2.0 billion and $829 million, respectively.

        The German retail banking operations had total assets and total liabilities as of September 30, 2008, of $18.6 billion and $14.3 billion, respectively.

        Results for all of the German retail banking businesses sold are reported as Discontinued operations for all periods presented. The assets and liabilities of the businesses being sold are included in Assets of Discontinued operations held for sale and Liabilities of Discontinued operations held for sale on the Consolidated Balance Sheet.

        The following is a summary as of September 30, 2008 of the assets and liabilities of Discontinued operations held for sale on the Consolidated Balance Sheet for the operations related to the German retail banking businesses to be sold:

In millions of dollars	September 30, 2008
Assets
Cash due from banks	$218
Deposits at interest with banks	22
Investments	998
Loans	15,632
Allowance for Loan Losses	(244)
Goodwill	1,162
Other Assets	839

Total assets	$18,627

Liabilities
Deposits	$13,476
Other Liabilities	797

Total liabilities	$14,273

(1)
To mark assets held-for-sale to their selling price.

        Summarized financial information for discontinued operations, including cash flows, related to the sale of the German retail bank follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2008	2007	2008	2007
Total revenues, net of interest expense	$847	$550	$2,001	$1,628

Income from discontinued operations	$503	$104	$851	$398
Provision (benefit) for income taxes (1)	(101)	34	22	128

Income from discontinued operations, net	$604	$70	$829	$270

(1)
Includes the recognition of a German foreign tax credit...(more language to follow)

	Nine Months Ended September 30,
In millions of dollars	2008	2007
Cash flows from:
Operating activities	$(1,252)	$(2,185)
Investing activities	1,833	(1,864)
Financing activities	(760)	(385)

Net cash provided by discontinued operations	$(179)	$(647)

CitiCapital

        On July 31, 2008, the Company completed the sale of substantially all of its CitiCapital business unit to GE Capital, which includes its North American commercial lending and leasing business.

        The total proceeds from the transaction were approximately $12.5 billion and resulted in an after-tax loss to Citigroup of $305 million, with both amounts subject to closing adjustments. This loss is included in Income from discontinued operations on the Company's Consolidated Statement of Income for the third quarter of 2008.

        This transaction encompassed seven CitiCapital equipment finance business lines, including Healthcare Finance, Private Label Equipment Finance, Material Handling Finance, Franchise Finance, Construction Equipment Finance, Bankers Leasing, and CitiCapital Canada. CitiCapital's Tax Exempt Finance business was not part of the transaction and remained with Citigroup.

        CitiCapital has approximately 1,400 employees and 160,000 customers throughout North America.

        Results for all of the CitiCapital businesses sold, as well as the net loss recognized in the second quarter of 2008 from this sale, are reported as Discontinued operations for all periods presented.

        Summarized financial information for discontinued operations, including cash flows, related to the sale of CitiCapital follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2008	2007	2008	2007
Total revenues, net of interest expense	$96	$203	$14	$778

Income (loss) from discontinued operations	$(2)	$44	$45	$233
Gain (loss) from sale	9	—	(508)	—
Provision (benefit) for income taxes	3	11	(201)	73

Income (loss) from discontinued operations, net	$4	$33	$(262)	$160

	Nine Months Ended September 30,
In millions of dollars	2008	2007
Cash flows from:
Operating activities	$(287)	$(942)
Investing activities	349	968
Financing activities	(61)	(26)

Net cash provided by discontinued operations	$1	$(1)

Combined Results for Discontinued Operations

        Summarized financial information for the German retail banking operations and the CitiCapital business, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2008	2007	2008	2007
Total revenues, net of interest expense	$943	$753	$2,015	$2,406

Income (loss) from discontinued operations	$501	$148	$896	$631
Gain (loss) from sale	9	—	(508)	—
Provision (benefit) for income taxes	(98)	45	(179)	201

Income (loss) from discontinued operations, net	$608	$103	$567	$430

	Nine Months Ended September 30,
In millions of dollars	2008	2007
Cash flows from:
Operating activities	$(1,539)	$(1,243)
Investing activities	2182	(897)
Financing activities	(821)	(411)

Net cash provided by discontinued operations	$(178)	$(65)

3.     BUSINESS SEGMENTS

        The following tables present certain information regarding the Company's operations by segment:

	Revenues, net of interest expense		Provision (benefit) for income taxes		Income (Loss) from Continuing Operations(1)		Identifiable assets
	Three Months Ended September 30,
In millions of dollars, except identifiable assets in billions							Sept. 30, 2008(3)	Dec. 31, 2007(2)
	2008	2007(2)	2008	2007(2)	2008	2007(2)
Global Cards	$3,789	$6,342	$(579)	$719	$(902)	$1,442	$118	$128
Consumer Banking	7,429	7,302	(996)	(136)	(1,099)	156	536	599
Institutional Clients Group	2,393	4,617	(1,690)	(320)	(2,017)	267	1,166	1,317
Global Wealth Management	3,164	3,519	225	312	363	490	108	104
Corporate/Other(4)	(95)	(140)	(254)	(83)	232	(246)	103	40

Total	$16,680	$21,640	$(3,294)	$492	$(3,423)	$2,109	$2,031	$2,188

	Revenues, net of interest expense		Provision (benefit) for income taxes		Income (Loss) from Continuing Operations
	Nine Months Ended September 30,
In millions of dollars	2008	2007(2)	2008	2007(2)	2008	2007(2)
Global Cards	$15,595	$16,772	$327	$1,806	$776	$3,740
Consumer Banking	22,575	21,622	(1,894)	872	(1,875)	2,735
Institutional Clients Group	374	24,531	(8,084)	2,153	(10,418)	6,568
Global Wealth Management	9,758	9,534	616	759	1,062	1,450
Corporate/Other(4)	(1,104)	(383)	(602)	(682)	(533)	(1,473)

Total	$47,198	$72,076	$(9,637)	$4,908	$(10,988)	$13,020

(1)
Includes pretax provisions for credit losses and for benefits and claims in the Global Cards results of $2.7 billion and $1.6 billion; in the Consumer Banking results of $5.3 billion and $3.0 billion; in the ICG results of $1.0 billion and $238 million; and in the GWM results of $65 million and $57 million for the third quarters of 2008 and 2007, respectively.

(2)
Reclassified to conform to the current period's presentation.

(3)
Identifiable assets at September 30, 2008 exclude assets of discontinued operations held-for-sale.

(4)
Corporate/Other reflects the restructuring charge of $1.475 billion in the nine months ending September 30, 2007. See Note 7 on page 97 for further discussion.

4.     INTEREST REVENUE AND EXPENSE

        For the three- and nine-month periods ended September 30, 2008 and 2007, interest revenue and expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2008	2007(1)	2008	2007(1)
Interest revenue
Loan interest, including fees	$15,528	$16,341	$47,883	$46,100
Deposits at interest with banks	803	855	2,360	2,301
Federal funds sold and securities purchased under agreements to resell	2,222	5,090	7,771	14,041
Investments, including dividends	2,597	3,340	7,832	10,427
Trading account assets(2)	4,154	5,156	13,597	13,471
Other interest	878	1,485	3,301	3,233

Total interest revenue	$26,182	$32,267	$82,744	$89,573

Interest expense
Deposits	$4,915	$7,456	$16,191	$20,784
Trading account liabilities(2)	290	371	1,079	1,058
Short-term debt and other liabilities	3,690	8,396	12,932	23,056
Long-term debt	3,881	4,200	12,103	11,529

Total interest expense	$12,776	$20,423	$42,305	$56,427

Net interest revenue	$13,406	$11,844	$40,439	$33,146
Provision for loan losses	8,943	4,581	21,503	9,512

Net interest revenue after provision for loan losses	$4,463	$7,263	$18,936	$23,634

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

        The following table presents commissions and fees revenue for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2008	2007(1)	2008	2007(1)
Credit cards and bank cards	$1,113	$1,317	$3,504	$3,815
Investment banking	545	1,161	2,337	3,976
Smith Barney	688	817	2,196	2,394
ICG trading-related	628	717	1,930	2,001
Other Consumer	235	118	870	322
Transaction services	359	318	1,076	800
Checking-related	282	293	868	813
Nikko Cordial-related(2)	271	269	871	532
Other ICG	338	108	582	249
Primerica	98	112	315	341
Loan servicing(3)	(336)	(268)	771	1,219
Corporate finance(4)	(649)	(1,076)	(4,149)	(595)
Other	(147)	58	(127)	91

Total commissions and fees	$3,425	$3,944	$11,044	$15,958

(1)
Reclassified to conform to the current period's presentation.

(2)
Commissions and fees for Nikko Cordial have not been detailed due to unavailability of the information.

(3)
Includes fair value adjustments on mortgage servicing assets. The mark-to-market on the underlying economic hedges of the MSRs is included in Other revenue.

(4)
Includes write-downs of approximately $792 million and $4.3 billion net of underwriting fees, for the three and nine months ended September 30, 2008 on funded and unfunded highly leveraged finance commitments. Write-downs were recorded on all highly leveraged finance commitments where there was value impairment, regardless of funding date.

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

        The following tables summarize the components of the net expense recognized in the Consolidated Statement of Income for the three and nine months ended September 30, 2008 and 2007.

Net Expense (Benefit)

	Three Months Ended September 30,
	Pension Plans				Postretirement Benefit Plans
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans		Plans Outside U.S.
In millions of dollars	2008	2007	2008	2007	2008	2007	2008	2007
Benefits earned during the period	$3	$92	$54	$49	$—	$—	$9	$9
Interest cost on benefit obligation	176	155	93	80	17	14	26	21
Expected return on plan assets	(245)	(222)	(128)	(133)	(4)	(2)	(29)	(30)
Amortization of unrecognized:
Net transition obligation	—	—	—	1	—	—	—	—
Prior service cost (benefit)	—	(1)	1	1	—	—	—	—
Net actuarial loss	—	9	6	3	3	—	5	6

Net expense (benefit)	$(66)	$33	$26	$1	$16	$12	$11	$6

	Nine Months Ended September 30,
	Pension Plans				Postretirement Benefit Plans
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans		Plans Outside U.S.
In millions of dollars	2008	2007	2008	2007	2008	2007	2008	2007
Benefits earned during the period	$18	$226	$157	$139	$1	$1	$28	$20
Interest cost on benefit obligation	505	481	275	229	47	44	76	56
Expected return on plan assets	(712)	(667)	(378)	(349)	(9)	(8)	(86)	(77)
Amortization of unrecognized:
Net transition obligation	—	—	1	2	—	—	—	—
Prior service cost (benefit)	(1)	(2)	3	2	—	(2)	—	—
Net actuarial loss	—	63	19	28	3	2	16	10

Net expense (benefit)	$(190)	$101	$77	$51	$42	$37	$34	$9

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $9 million and $11 million for the three months ended September 30, 2008 and 2007, respectively, and $29 million and $35 million for the first nine months of 2008 and 2007, respectively.

Employer Contributions

        Citigroup's pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements, rather than to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), if appropriate to its tax and cash position and the plan's funded position. At September 30, 2008 and December 31, 2007, there were no minimum required contributions and no discretionary cash or non-cash contributions are currently planned for the U.S. plans. For the non-U.S. plans, the Company contributed $97 million as of September 30, 2008. Citigroup presently anticipates contributing an additional $65 million to fund its non-U.S. plans in 2008 for a total of $162 million.

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

        For the three months ended September 30, 2008, Citigroup recorded a pretax net restructuring expense of $8 million composed of a gross charge of $20 million and a credit of $12 million due to changes in estimates attributable to lower than anticipated costs of implementing certain projects and the sale of businesses in Europe.

        The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges began in the second quarter of 2007 in addition to normal scheduled depreciation.

        Additional net charges totaling approximately $5 million pretax are anticipated to be recorded by the end of the fourth quarter of 2008. Of this charge, $5 million is attributable to Corporate/Other.

        The following table details the Company's restructuring reserves.

	Severance
In millions of dollars	SFAS 112(1)	SFAS 146(2)	Contract termination costs	Asset write- downs(3)	Employee termination cost	Total Citigroup
Total Citigroup (pretax)
Original restructuring charge, First quarter of 2007	$950	$11	$25	$352	$39	$1,377
Utilization	—	—	—	(268)	—	(268)

Balance at March 31, 2007	$950	$11	$25	$84	$39	$1,109

Second quarter of 2007:
Additional Charge	$8	$12	$23	$19	$1	$63
Foreign exchange	8	—	1	—	—	9
Utilization	(197)	(18)	(12)	(72)	(4)	(303)

Balance at June 30, 2007	$769	$5	$37	$31	$36	$878

Third quarter of 2007:
Additional Charge	$11	$14	$—	$—	$10	$35
Foreign exchange	8	—	1	—	—	9
Utilization	(195)	(13)	(9)	(10)	(23)	(250)

Balance at September 30, 2007	$593	$6	$29	$21	$23	$672

Fourth quarter of 2007:
Additional Charge	$23	$70	$6	$8	$—	$107
Foreign Exchange	3	—	—	—	—	3
Utilization	(155)	(44)	(7)	(13)	(6)	(225)
Changes in Estimates	(39)	—	(6)	(1)	(8)	(54)

Balance at December 31, 2007	$425	$32	$22	$15	$9	$503

First quarter of 2008:
Additional Charge	$5	$5	$3	$2	$—	$15
Foreign Exchange	5	—	—	—	—	5
Utilization	(114)	(22)	(4)	(2)	(1)	(143)

Balance at March 31, 2008	$321	$15	$21	$15	$8	$380

Second quarter of 2008:
Additional Charge	$2	$9	$20	$3	$—	$34
Foreign Exchange	—	—	—	—	—	—
Utilization	(77)	(12)	(5)	(3)	(3)	(100)
Changes in Estimates	(69)	(1)	—	(4)	(3)	(77)

Balance at June 30, 2008	$177	$11	$36	$11	$2	$237

Third quarter of 2008:
Additional Charge	$1	$—	$18	$1	$—	$20
Foreign Exchange	(9)	—	(2)	—	—	(11)
Utilization	(67)	—	(9)	(1)	(2)	(79)
Changes in Estimates	(12)	—	—	—	—	(12)

Balance at September 30, 2008	$90	$11	$43	$11	$—	$155

(1)
Accounted for in accordance with SFAS No. 112, "Employer's Accounting for Post Employment Benefits" (SFAS 112).

(2)
Accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).

(3)
Accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).

        The total restructuring reserve balance as of September 30, 2008, net restructuring charges for the three-month period then ended and cumulative net restructuring expense incurred to date are presented below by business segment. The net expense is included in the Corporate/Other segment because this company-wide restructuring was a corporate initiative.

		Restructuring charges
In millions of dollars	Ending balance September 30, 2008	Three months ended September 30, 2008	Total Since Inception(1)
Consumer Banking	$56	$1	$822
Global Cards	12	—	143
Institutional Clients Group	5	—	285
Global Wealth Management	21	—	98
Corporate/Other	61	19	160

Total Citigroup (pretax)	$155	$20	$1,508

(1)
Amounts shown net of $143 million related to changes in estimates recorded during fourth quarter 2007, second, and third quarter 2008.

8.     EARNINGS PER SHARE

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2008	2007	2008	2007
Income (loss) from continuing operations	$(3,423)	$2,109	$(10,988)	$13,020
Discontinued operations	608	103	567	430
Preferred dividends	(389)	(6)	(833)	(36)

Income available to common stockholders for basic EPS	$(3,204)	$2,206	$(11,254)	$13,414
Effect of dilutive securities	270	—	606	—

Income available to common stockholders for diluted EPS(1)	$(2,934)	$2,206	$(10,648)	$13,414

Weighted average common shares outstanding applicable to basic EPS	5,341.8	4,916.1	5,238.3	4,897.1
Effect of dilutive securities:
Convertible Securities	489.2	—	489.2	—
Options	0.1	15.2	0.4	22.4
Restricted and deferred stock	36.2	79.6	24.9	71.1

Adjusted weighted average common shares outstanding applicable to diluted EPS	5,867.3	5,010.9	5,752.8	4,990.6

Basic earnings per share(2)
Income (loss) from continuing operations	$(0.71)	$0.43	$(2.26)	$2.65
Discontinued operations	0.11	0.02	0.11	0.09

Net income (loss)	$(0.60)	$0.45	$(2.15)	$2.74

Diluted earnings per share(2)
Income (loss) from continuing operations	$(0.71)	$0.42	$(2.26)	$2.60
Discontinued operations	0.11	0.02	0.11	0.09

Net income (loss)	$(0.60)	$0.44	$(2.15)	$2.69

(1)
Due to the net loss in the first, second and third quarters of 2008, income (loss) available to common stockholders for basic EPS was used to calculate diluted earnings per share. Adding back the effect of dilutive securities would result in anti-dilution.

(2)
Diluted shares used in the diluted EPS calculation represent basic shares for the 2008 periods due to the net loss. Using actual diluted shares would result in anti-dilution.

9.     TRADING ACCOUNT ASSETS AND LIABILITIES

        Trading account assets and liabilities, at fair value, consisted of the following at September 30, 2008 and December 31, 2007:

In millions of dollars	September 30, 2008	December 31, 2007(1)
Trading account assets
U.S. Treasury and federal agency securities	$36,090	$32,180
State and municipal securities	17,893	18,574
Foreign government securities	60,401	52,332
Corporate and other debt securities	106,593	156,242
Derivatives(2)	92,908	76,881
Equity securities	70,280	106,868
Mortgage loans and collateralized mortgage securities	38,242	56,740
Other	35,055	39,167

Total trading account assets	$457,462	$538,984

Trading account liabilities
Securities sold, not yet purchased	$65,922	$78,541
Derivatives(2)	103,361	103,541

Total trading account liabilities	$169,283	$182,082

(1)
Reclassified to conform to the current period's presentation.

(2)
Pursuant to master netting agreements.

10.   INVESTMENTS

In millions of dollars	September 30, 2008	December 31, 2007
Securities available-for-sale	$186,621	$193,113
Non-marketable equity securities carried at fair value(1)	11,227	13,603
Non-marketable equity securities carried at cost(2)	7,882	8,291
Debt securities held-to-maturity(3)	1	1

Total	$205,731	$215,008

(1)
Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(2)
Non-marketable equity securities carried at cost are periodically evaluated for other-than-temporary impairment.

(3)
Recorded at amortized cost.

        The amortized cost and fair value of securities available-for-sale at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008				December 31, 2007(1)
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Fair value
Securities available-for-sale
Mortgage-backed securities	$56,641	$48	$7,878	$48,811	$63,888	$63,075
U.S. Treasury and federal agencies	26,834	53	138	26,749	19,428	19,424
State and municipal	14,133	8	1,762	12,379	13,342	13,206
Foreign government	69,542	303	720	69,125	72,339	72,075
U.S. corporate	12,024	26	457	11,593	9,648	9,598
Other debt securities	14,673	47	176	14,544	12,336	11,969

Total debt securities available-for-sale	$193,847	$485	$11,131	$183,201	$190,981	$189,347

Marketable equity securities available-for-sale	$2,363	$1,250	$193	$3,420	$1,404	$3,766

Total securities available-for-sale	$196,210	$1,735	$11,324	$186,621	$192,385	$193,113

(1)
Reclassified to conform to the current period's presentation.

        As described in more detail below, the Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FASB Staff Position FAS No. 115-1, "The Meaning of Other-Than-

Temporary Impairment and Its Application to Certain Investments" (FSP FAS 115-1). An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in Accumlated other comprehensive income (OCI). Unrealized losses identified as other than temporary are recorded directly in the Consolidated Statement of Income.

        For the investments in the table above, management has determined that the unrealized losses are temporary in nature. The primary factor considered in making that determination is management's intent and ability to hold each investment for a period of time sufficient to allow for an anticipated recovery in fair value. Management has the positive intent and ability to hold each investment until the earlier of its anticipated recovery or maturity. Other factors considered in determining whether a loss is temporary include:

  •
  The length of time and the extent to which fair value has been below cost;

  •
  The severity of the impairment;

  •
  The cause of the impairment and the financial condition and near-term prospects of the issuer; and

  •
  Activity in the market of the issuer which may indicate adverse credit conditions.

        For each debt security whose fair value is less than amortized cost, the determination of whether the unrealized loss is other than temporary in nature is made in two steps.

  •
  First, management determines whether it is probable that the Company will receive all amounts due according to the contractual terms of the security (principal and interest). The identification of credit- impaired securities considers a number of factors, including the nature of the security and the underlying collateral, the amount of subordination or credit enhancement supporting the security, published rating agency and other third-party views and information, and other evidential analyses of the probable cash flows from the security. If recovery of all amounts due is not probable, a "credit impairment" is deemed to exist, and the entire unrealized loss is recorded directly in the Consolidated Statement of Income. This unrealized loss recorded in income represents the security's entire decline in fair value, including the decline due to forecasted cash flow shortfalls as well as general market spread widening.

  •
  For securities with no identified credit impairment, management then determines whether it has the positive intent and ability to hold each investment for a period of time sufficient to allow for an anticipated recovery in fair value. Management estimates the forecasted recovery period using current estimates of volatility in market interest rates (including liquidity and risk premiums). Management's assertion regarding its intent and ability to hold investments considers a number of factors, including a quantitative estimate of the expected recovery period and the length of that period (which may extend to maturity), the severity of the impairment, and management's intended strategy with respect to the identified security or portfolio. If management does not have the intent and ability to hold the security for a sufficient time period, the unrealized loss is recorded directly in the Consolidated Statement of Income.

        The increase in gross unrealized losses on mortgage-backed securities and state and municipal debt securities during the quarter ended September 30, 2008 was primarily related to a widening of market spreads, reflecting an increase in risk/liquidity premiums. Management has asserted significant holding periods for mortgage-backed securities that in certain cases now approach maturity of the securities. The weighted-average estimated life of the securities is currently approximately 7 years for U.S. mortgage-backed securities, and approximately 4 years for European mortgage-backed securities. The estimated life of these securities may change depending on future performance of the underlying loans, including prepayment activity and experienced credit losses.

11.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in goodwill during the first nine months of 2008 were as follows:

In millions of dollars	Goodwill
Balance at December 31, 2007 (as previously reported)	$41,204
Prior Period Adjustment(1)	(151)

Balance at December 31, 2007 (as restated)	$41,053
Purchase of the remaining shares of Nikko Cordial	$1,492
Purchase accounting adjustment—BOOC acquisition	100
Acquisition of the U.S. branches of Banco de Chile	88
Purchase accounting adjustment—Bisys acquisition	68
Foreign exchange translation and other	670

Balance at March 31, 2008	$43,471

Purchase accounting adjustment—Nikko Cordial	$(1,145)
Sale of CitiCapital(2)	(221)
Acquisition of the Legg Mason Private Portfolio Group	98
Purchase accounting adjustment—Grupo Cuscatlan	68
Foreign exchange translation and other	115

Balance at June 30, 2008	$42,386

Pending sale of German Retail Banking Operation(3)	$(1,162)
Foreign exchange translation	(1,466)
Purchase accounting adjustment—Bisys	(103)
Other	7

Balance at September 30, 2008	$39,662

(1)
Correction of an overstatement of goodwill to reflect a portion of the losses incurred in January 2002 related to the sale of the Argentinean subsidiary of Banamex, Bansud, that was recorded as an adjustment to the purchase price of Banamex. See Footnote 2 to the Consolidated Statement of Changes in Stockholders' Equity on page 84.

(2)
Goodwill allocated to CitiCapital assets sold.

(3)
Goodwill allocated to German Retail Banking Operation assets that were reclassified to Assets of discontinued operations held for sale.

Identification of New Reporting Units

        The changes in the organizational structure resulted in the creation of new reporting segments. As a result, commencing with the third quarter 2008, the Company has identified new reporting units as required under SFAS 142, Goodwill and Other Intangible Assets. Goodwill affected by the reorganization has been reassigned from seven reporting units to ten, using a fair value approach. Subsequent to June 30, 2008, goodwill will be allocated to disposals and tested for impairment under the new reporting units.

        During the first nine months of 2008, no goodwill was written off due to impairment.

Intangible Assets

        The components of intangible assets were as follows:

	September 30, 2008			December 31, 2007
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$8,733	$4,537	$4,196	$8,499	$4,045	$4,454
Core deposit intangibles	1,520	741	779	1,435	518	917
Other customer relationships	3,676	215	3,461	2,746	197	2,549
Present value of future profits	427	268	159	427	257	170
Other(1)	5,590	1,317	4,273	5,783	1,157	4,626

Total amortizing intangible assets	$19,946	$7,078	$12,868	$18,890	$6,174	$12,716
Indefinite-lived intangible assets	2,250	N/A	2,250	1,591	N/A	1,591
Mortgage servicing rights	8,346	N/A	8,346	8,380	N/A	8,380

Total intangible assets	$30,542	$7,078	$23,464	$28,861	$6,174	$22,687

(1)
Includes contract-related intangible assets.

N/A
Not Applicable.

        The changes in intangible assets during the first nine months of 2008 were as follows:

In millions of dollars	Net carrying amount at December 31, 2007	Acquisitions	Amortization	Impairments(1)	FX and other(2)	Net carrying amount at September 30, 2008
Purchased credit card relationships	$4,454	$103	$(504)	$—	$143	$4,196
Core deposit intangibles	917	15	(120)	—	(33)	779
Other customer relationships	2,549	1,355	(162)	—	(281)	3,461
Present value of future profits	170	—	(10)	—	(1)	159
Indefinite-lived intangible assets	1,591	550	—	—	109	2,250
Other	4,626	189	(269)	(213)	(60)	4,273

	$14,307	$2,212	$(1,065)	$(213)	$(123)	$15,118

Mortgage servicing rights(3)	$8,380					$8,346

Total intangible assets	$22,687					$23,464

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

(3)
See page 111 for the roll-forward of mortgage servicing rights.

12.   DEBT

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings as follows:

In millions of dollars	September 30, 2008	December 31, 2007
Commercial paper
Citigroup Funding Inc.	$28,685	$34,939
Other Citigroup Subsidiaries	967	2,404

	$29,652	$37,343
Other short-term borrowings	75,203	109,145

Total short-term borrowings	$104,855	$146,488

        Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks. Citigroup pays commitment fees for its lines of credit.

        Some of Citigroup's non-bank subsidiaries have credit facilities with Citigroup's subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

Long-Term Debt

In millions of dollars	September 30, 2008	December 31, 2007
Citigroup Parent Company	$185,145	$171,637
Other Citigroup Subsidiaries(1)	144,542	187,657
Citigroup Global Markets Holdings Inc.(2)	21,856	31,401
Citigroup Funding Inc.(3)(4)	41,554	36,417

Total long-term debt	$393,097	$427,112

(1)
At September 30, 2008 and December 31, 2007, collateralized advances from the Federal Home Loan Bank are $76.0 billion and $86.9 billion, respectively.

(2)
Includes Targeted Growth Enhanced Term Securities (TARGETS) with no carrying value at September 30, 2008 and $48 million issued by TARGETS Trust XXIV at December 31, 2007 (the "CGMHI Trust"). CGMHI owned all of the voting securities of the CGMHI Trust. The CGMHI Trust had no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the CGMHI Trust's common securities. The CGMHI Trust's obligations under the TARGETS were fully and unconditionally guaranteed by CGMHI, and CGMHI's guarantee obligations were fully and unconditionally guaranteed by Citigroup.

(3)
Includes Targeted Growth Enhanced Term Securities (CFI TARGETS) issued by TARGETS Trust XXVI with a carrying value of $27 million at September 30, 2008 and $55 million issued by TARGETS Trusts XXV and XXVI at December 31, 2007, (collectively, the "CFI Trusts"). CFI owns all of the voting securities of the CFI Trusts. The CFI Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the CFI TARGETS and the CFI Trusts' common securities. The CFI Trusts' obligations under the CFI TARGETS are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

(4)
Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $371 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, and 2008-4 (collectively, the "Safety First Trusts") at September 30, 2008 and $301 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3 and 2007- 4 at December 31, 2007. CFI owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the Safety First Trust Securities and the Safety First Trusts' common securities. The Safety First Trusts' obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        CGMHI has a syndicated five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $3.0 billion, which matures in 2011. CGMHI also has bilateral facilities totaling $575 million with unaffiliated banks maturing on various dates in 2009.

        CGMHI also has committed long-term financing facilities with unaffiliated banks. At September 30, 2008, CGMHI had drawn down the full $2.075 billion available under these facilities, of which $1.08 billion is guaranteed by Citigroup. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

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

        Long-term debt at September 30, 2008 and December 31, 2007 includes $23.8 billion of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware. The trusts exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

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

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at September 30, 2008:

						Junior subordinated debentures owned by trust
					Common shares issued to parent
Trust securities with distributions guaranteed by Citigroup	Issuance date	Securities issued	Liquidation value	Coupon rate		Amount(1)	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	200,000	$200	7.625%	6,186	$206	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	24,000,000	600	6.000%	742,269	619	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIV	June 2006	22,600,000	565	6.875%	40,000	566	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	47,400,000	1,185	6.500%	40,000	1,186	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	64,000,000	1,600	6.450%	20,000	1,601	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	44,000,000	1,100	6.350%	20,000	1,101	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	500,000	891	6.829%	50	891	June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	49,000,000	1,225	7.250%	20	1,226	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	31,500,000	788	7.875%	20,000	788	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	3,500,000	3,500	8.300%	500	3,501	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXIX	Nov. 2007	1,875,000	1,875	6.320%	10	1,875	Mar. 15, 2041	Mar. 15, 2013
Citigroup Capital XXX	Nov. 2007	1,875,000	1,875	6.455%	10	1,875	Sept. 15, 2041	Sept. 15, 2013
Citigroup Capital XXXI	Nov. 2007	1,875,000	1,875	6.700%	10	1,875	Mar. 15, 2042	Mar. 15, 2014
Citigroup Capital XXXII	Nov. 2007	1,875,000	1,875	6.935%	10	1,875	Sept. 15, 2042	Sept. 15, 2014
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 07, 2033	Jan. 07, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$23,422			$23,584

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

13.   PREFERRED STOCK

        The following table summarizes the Company's Preferred stock outstanding at September 30, 2008 and December 31, 2007:

					Carrying Value (in millions of dollars)
				Convertible to approximate number of Citigroup common shares
	Dividend Rate	Redemption price per depositary share	Number of depositary shares		September 30, 2008	December 31, 2007
Series A(1)	7.000%	$50	137,600,000	248,413,202	$6,880	$—
Series B(1)	7.000%	50	60,000,000	108,319,710	3,000	—
Series C(1)	7.000%	50	20,000,000	36,106,570	1,000	—
Series D(1)	7.000%	50	15,000,000	27,079,928	750	—
Series E(2)	8.400%	1,000	6,000,000	—	6,000	—
Series F(3)	8.500%	25	81,600,000	—	2,040	—
Series J(1)	7.000%	50	9,000,000	16,247,957	450	—
Series K(1)	7.000%	50	8,000,000	14,442,628	400	—
Series L1(1)	7.000%	50	100,000	180,533	5	—
Series N(1)	7.000%	50	300,000	541,599	15	—
Series T(4)	6.500%	50	63,373,000	93,940,986	3,169	—
Series AA(5)	8.125%	25	148,600,000	—	3,715	—

				545,273,113	$27,424	$—

(1)
Issued on January 23, 2008 as depositary shares, each representing a 1/1000th interest in a share of the corresponding series of Non-Cumulative Convertible Preferred Stock. Redeemable in whole or in part on or after February 15, 2015. Convertible into Citigroup common stock at a conversion rate of approximately 1,805.3285 per share, which is subject to adjustment under certain conditions. The dividend of $0.88 per depositary share is payable quarterly when, as and if declared by the Company's Board of Directors. Redemption is subject to a capital replacement covenant.

(2)
Issued on April 28, 2008 as depositary shares, each representing a 1/25tth interest in a share of the corresponding series of Fixed Rate/Floating Rate Non-Cumulative Preferred Stock. Redeemable in whole or in part on or after April 30, 2018. Dividends are payable semi-annually for the first 10 years until April 30, 2018 at $42.70 per depositary share and thereafter quarterly at floating rate when, as and if declared by the Company's Board of Directors.

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

14.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Changes in each component of "Accumulated Other Comprehensive Income (Loss)" for first, second and third quarters of 2008 were as follows:

In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2007	$471	$(772)	$(3,163)	$(1,196)	$(4,660)
Increase in net unrealized losses on investment securities, net of taxes(1)	(2,464)	—	—	—	(2,464)
Less: Net losses included in income, after taxes	77	—	—	—	77
Foreign currency translation adjustment, net of taxes(2)	—	1,273	—	—	1,273
Cash flow hedges, net of taxes(3)	—	—	(1,638)	—	(1,638)
Pension liability adjustment, net of taxes	—	—	—	31	31

Change	$(2,387)	$1,273	$(1,638)	$31	$(2,721)

Balance, March 31, 2008	$(1,916)	$501	$(4,801)	$(1,165)	$(7,381)
Increase in net unrealized losses on investment securities, net of taxes(4)	(1,418)	—	—	—	(1,418)
Less: Net losses included in income, after taxes	90	—	—	—	90
Foreign currency translation adjustment, net of taxes(5)	—	(162)	—	—	(162)
Cash flow hedges, net of taxes(6)	—	—	878	—	878
Pension liability adjustment, net of taxes	—	—	—	(56)	(56)

Change	$(1,328)	$(162)	$878	$(56)	$(668)

Balance, June 30, 2008	$(3,244)	$339	$(3,923)	$(1,221)	$(8,049)

Increase in net unrealized losses on investment securities, net of taxes(7)	$(3,320)	—	—	—	$(3,320)
Less: Net losses included in income, after taxes	378	—	—	—	378
Foreign currency translation adjustment, net of taxes(8)	—	(3,530)	—	—	(3,530)
Cash flow hedges, net of taxes(9)	—	—	448	—	448
Pension liability adjustment, net of taxes	—	—	—	72	72

Change	(2,942)	(3,530)	448	72	(5,952)

Balance, September 30, 2008	$(6,186)	$(3,191)	$(3,475)	$(1,149)	$(14,001)

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

(7)
Primarily related to an increase in unrealized losses on Alt-A non agency mortgage-backed securities and on Municipal debt securities.

(8)
Reflects, among other items, the movements in the Mexican peso, Korean won, Pound sterling, Brazilian real, Australian dollar and Polish zloty against the U.S. dollar.

(9)
Primarily reflects the increase in market interest rates during the third quarter of 2008 in Citigroup's pay-fixed/receive-floating swap programs hedging floating rate deposits and long-term debt.

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

        The following tables summarize selected cash flow information related to credit card, mortgage, and certain other securitizations for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008
In billions of dollars	Credit cards	U.S. Consumer mortgages	Institutional Clients Group mortgages	Other(1)
Proceeds from new securitizations	$3.3	$19.1	$0.7	$0.6
Proceeds from collections reinvested in new receivables	56.2	—	—	0.3
Contractual servicing fees received	0.5	0.4	—	—
Cash flows received on retained interests and other net cash flows	1.8	0.2	—	0.2

	Three Months Ended September 30, 2007
In billions of dollars	Credit cards	U.S. Consumer mortgages	Institutional Clients Group mortgages	Other(1)
Proceeds from new securitizations	7.1	$26.4	$7.5	$3.3
Proceeds from collections reinvested in new receivables	58.1	—	—	0.3
Contractual servicing fees received	0.6	0.5	—	—
Cash flows received on retained interests and other net cash flows	2.1	0.1	—	—

	Nine Months Ended September 30, 2008
In billions of dollars	Credit cards	U.S. Consumer mortgages	Institutional Clients Group mortgages	Other(1)
Proceeds from new securitizations	$22.4	$67.2	$5.9	$3.3
Proceeds from collections reinvested in new receivables	168.4	—	—	0.9
Contractual servicing fees received	1.5	1.3	—	—
Cash flows received on retained interests and other net cash flows	5.7	0.5	0.2	0.6

	Nine Months Ended September 30, 2007
In billions of dollars	Credit cards	U.S. Consumer mortgages	Institutional Clients Group mortgages	Other(1)
Proceeds from new securitizations	$19.7	$83.0	$37.1	$7.5
Proceeds from collections reinvested in new receivables	165.8	—	—	1.6
Contractual servicing fees received	1.7	1.3	—	0.1
Cash flows received on retained interests and other net cash flows	6.3	0.2	—	0.1

(1)
Other includes student loans and other assets

        The Company recognized gains (losses) on securitizations of U.S. Consumer mortgages of ($81) million and $46 million for the third quarters of 2008 and 2007, respectively, and ($4) and $129 million for the nine-month periods ended September 30, 2008 and 2007, respectively. In the third quarter of 2008 and 2007, the Company recorded gains (losses) of ($1,443) million and $169 million related to the securitization of credit card receivables, and ($1,398) million and $747 million for the nine months ended September 30, 2008 and 2007, respectively. Gains (losses) recognized on the securitization of Institutional Clients Group activities and other assets during the third quarter of 2008 and 2007 were $1 million and $15 million, respectively, and $6 million and $120 million for the first nine months ended September 30, 2008 and 2007, respectively.

        Key assumptions used for the securitization of credit cards, mortgages, and certain other assets during the third quarter of 2008 and 2007 in measuring the fair value of retained interests at the date of sale or securitization are as follows:

Three Months Ended September 30, 2008
	Credit Cards	U.S. Consumer Mortgages	Institutional Clients Group mortgages	Other(1)(2)
Discount rate	14.5% to 20.9%	10.8% to 15.3%	5.0% to 53.8%	N/A
Constant prepayment rate	5.9% to 20.0%	4.7% to 8.0%	2.0% to 23.2%	N/A
Anticipated net credit losses	5.8% to 8.3%	N/A	25.0% to 80.0%	N/A

Three Months Ended September 30, 2007
	Credit Cards	U.S. Consumer Mortgages	Institutional Clients Group mortgages	Other(1)(2)
Discount rate	12.8% to 16.8%	10.0% to 17.5%	4.1% to 27.9%	N/A
Constant prepayment rate	6.9% to 22.0%	4.9% to 13.3%	10.0% to 52.5%	N/A
Anticipated net credit losses	3.7% to 6.2%	N/A	24.0% to 100.0%	N/A

(1)
Other includes student loans and other assets. There were no securitizations of student loans during the third quarters of 2008 and 2007.

(2)
Retained interests obtained in the 2008 and 2007 third quarters were valued using third-party quotations and thus are not dependent on proprietary valuation models using assumptions.

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

        At September 30, 2008, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Key Assumptions at September 30, 2008

	September 30, 2008
	Credit Cards	U.S. Consumer Mortgages(1)	Institutional Clients Group mortgages	Other(2)
Discount rate	17.4% to 20.9%	12.5%	5.0% to 53.8%	11.1% to 14.1%
Constant prepayment rate	5.9% to 19.9%	8.5%	2.0% to 23.2%	1.1% to 9.9%
Anticipated net credit losses	6.2% to 8.3%	N/A	25.0% to 80.0%	0.3% to 0.9%
Weighted average life	11.7 to 12.0 months	6.7 years	2 to 22 years	4 to 10 years

(1)
Includes mortgage servicing rights.

(2)
Other includes student loans and other assets.

	September 30, 2008
	Credit Cards
In millions of dollars	Residual interest	Retained certificates	Other retained interests	U.S. Consumer mortgages	Institutional Clients Group mortgages	Other(1)
Carrying value of retained interests	$1,036	$6,013	$3,374	$11,178	$1,611	$2,133

Discount Rates
Adverse change of 10%	$(54)	$(9)	$(7)	$(344)	$(73)	$(30)
Adverse change of 20%	(106)	(15)	(14)	(662)	(139)	(58)

Constant prepayment rate
Adverse change of 10%	$(112)	$—	$—	$(522)	$(19)	$(10)
Adverse change of 20%	(210)	—	—	(998)	(33)	(20)

Anticipated net credit losses
Adverse change of 10%	$(380)	$—	$(55)	$(20)	$(74)	$(7)
Adverse change of 20%	(611)	—	(109)	(40)	(132)	(14)

(1)
Other includes student loans and other assets. Sensitivity analysis excludes $946 million of retained interests that are valued using third-party quotations and thus are not dependent on proprietary valuation models.

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

In millions of dollars, except loans in billions	Sept. 30, 2008	Dec. 31, 2007
Loan amounts, at period end
On balance sheet	$89.4	$94.1
Securitized amounts	107.9	108.1
Loans held-for-sale	—	1.0

Total managed loans	$197.3	$203.2

Delinquencies, at period end
On balance sheet	$2,136	$1,937
Securitized amounts	2,248	1,864
Loans held-for-sale	—	14

Total managed delinquencies	$4,384	$3,815

Credit losses, net of recoveries, for the three months ended September 30,	2008	2007
On balance sheet	$1,588	$1,045
Securitized amounts	1,935	1,198
Loans held-for-sale	—	—

Total managed	$3,523	$2,243

Credit losses, net of recoveries, for the nine months ended September 30,	2008	2007
On balance sheet	$4,248	$2,757
Securitized amounts	5,292	3,506
Loans held-for-sale	—	—

Total managed	$9,540	$6,263

Mortgage Servicing Rights

        The fair value of capitalized mortgage loan servicing rights (MSRs) was $8.3 billion and $10.0 billion at September 30, 2008 and 2007, respectively. The following table summarizes the changes in capitalized MSRs:

	Three Months Ended September 30,
In millions of dollars	2008	2007
Balance, beginning of period	$8,934	$10,072
Originations	297	477
Purchases	—	271
Changes in fair value of MSRs due to changes in inputs and assumptions	(595)	(555)
Transfer to Trading account assets	—	—
Other changes(1)	(290)	(308)

Balance, end of period	$8,346	$9,957

	Nine Months Ended September 30,
In millions of dollars	2008	2007
Balance, beginning of period	$8,380	$5,439
Originations	1,066	1,438
Purchases	1	3,404
Changes in fair value of MSRs due to changes in inputs and assumptions	(90)	611
Transfer to Trading account assets	(163)	—
Other changes(1)	(848)	(935)

Balance, end of period	$8,346	$9,957

(1)
Represents changes due to customer payments and passage of time.

        The market for MSRs is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios, and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The model assumptions and the MSRs' fair value estimates are compared to observable trades of similar

MSR portfolios and interest-only security portfolios, as available, as well as to MSR broker valuations and industry surveys. The cash flow model and underlying prepayment and interest rate models used to value these MSRs are subject to validation in accordance with the Company's model validation policies.

        The fair value of the MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities, and purchased securities classified as trading. The amount of contractually specified servicing fees, late fees and ancillary fees earned were $429 million, $25 million and $16 million, respectively, for the quarter ended September 30, 2008, and $481 million, $24 million, and $16 million, respectively, for the third quarter of 2007. These fees are classified in the Consolidated Statement of Income as Commissions and Fees.

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

        The following table summarizes the Company's involvement in QSPEs by business segment at September 30, 2008 and December 31, 2007:

	Assets of QSPEs		Retained interests
In million of dollars	Sept. 30, 2008	Dec.31,(1) 2007	Sept. 30, 2008	Dec. 31,(1) 2007
Global Consumer
Credit Cards	$122,490	$125,109	$10,423	$10,683
Mortgages	578,273	550,902	11,263	13,801
Other	15,999	14,882	936	981

Total	$716,762	$690,893	$22,622	$25,465

Institutional Clients Group
Mortgages	$88,721	$92,263	$1,611	$4,617
Municipal TOBs	8,795	10,556	946	817
DSC Securitizations and other	5,285	14,526	166	344

Total	$102,801	$117,345	$2,723	$5,778

Citigroup Total	$819,563	$808,238	$25,345	$31,243

(1)
Updated to conform to the current period's presentation.

Credit Card Master Trusts

        The Company securitizes credit card receivables through trusts which are established to purchase the receivables. Citigroup sells receivables into the QSPE trusts on a non-recourse basis. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trusts. The Company relies on securitizations to fund a significant portion of its managed N.A. Cards business.

        Citigroup is a provider of liquidity facilities to the commercial paper programs of the two primary securitization trusts it transacts with. Both facilities are made available on market terms to each trust. With respect to the Palisades commercial paper program in the Omni Master Trust, Citibank (South Dakota), N. A. is the sole provider of a full liquidity facility. The liquidity facility requires Citibank (South Dakota), N.A. to purchase Palisades's commercial paper at maturity if the commercial paper does not roll over as long as there are available credit enhancements outstanding, typically in the form of subordinated notes. The Palisades liquidity commitment amounted to $9.5 billion at September 30, 2008 and $7.5 billion at December 31, 2007. During the 2008 second quarter, Citibank (South Dakota) N.A. also became the sole provider of a full liquidity facility to the Dakota commercial program of the Citibank Master Credit Card Trust. This facility requires Citibank (South Dakota) N.A. to purchase Dakota commercial paper at maturity if the commercial paper does not roll over as long as there are available credit enhancements outstanding, typically in the form of subordinated notes. The Dakota liquidity commitment amounted to $9.0 billion at September 30, 2008.

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

  •
  Retaining any amount of debt financing (e.g., loans, notes, bonds, or other debt instruments) or an equity investment (e.g., common shares, partnership interests, or warrants) in any VIE where the Company has assisted with the structuring of the transaction;

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

[This space intentionally left blank.]

        The following tables summarize the Company's significant involvement in VIEs in millions of dollars:

	As of September 30, 2008
			Maximum exposure to loss in significant unconsolidated VIEs(1)
			Funded exposures		Unfunded exposures
	Consolidated VIE assets	Significant unconsolidated VIE assets(2)	Debt investments	Equity investments	Funding Commitments	Guarantees and derivatives
Consumer Banking
Mortgages	$—	$—	$—	$—	$—	$—
Leasing	4	—	—	—	—	—
Other	1,580	—	—	—	—	—

Total	$1,584	$—	$—	$—	$—	$—

Institutional Clients Group
Citi-administered asset-backed commercial paper conduits (ABCP)	$—	$63,462	$—	$—	$63,462	$—
Third-party commercial paper conduits	—	23,304	25	—	1,296	16
Collateralized debt obligations (CDOs)	16,347	18,161	1,613	1	292	595
Collateralized loan obligations (CLOs)	156	24,359	1,526	3	334	171
Asset-based financing	3,966	109,365	30,790	55	6,058	129
Municipal securities tender option bond trusts (TOBs)	13,042	17,694	3,772	110	9,040	3,638
Municipal investments	940	15,442	—	2,415	1,015	—
Client intermediation	3,702	8,634	2,122	—	—	2
Structured investment vehicles	27,467	—	—	—	—	—
Investment funds	2,991	10,463	—	317	—	—
Other	11,219	9,531	607	790	398	—

Total	$79,830	$300,415	$40,455	$3,691	$81,895	$4,551

Global Wealth Management
Investment funds	$435	$28	$25	$—	$10	$—

Corporate/Other
Trust Preferred Securities	$—	$23,836	$—	$162	$—	$—

Total Citigroup	$81,849	$324,279	$40,480	$3,853	$81,905	$4,551

(1)
The definition of maximum exposure to loss is included in the text that follows.

(2)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant as discussed on page 113, regardless of the likelihood of loss or the notional amount of exposure.

As of September 30, 2008 (continued)
Maximum exposure to loss in significant unconsolidated VIEs (continued)	As of December 31, 2007(1)
Total maximum exposure	Consolidated VIE assets	Significant unconsolidated VIE assets(2)	Maximum exposure to loss in significant unconsolidated VIE assets(3)
$—	$63	$—	$—
—	35	—	—
—	1,385	—	—

$—	$1,483	$—	$—

$63,462	$—	$72,558	$72,558
1,337	—	27,021	2,154
2,501	22,312	51,794	13,979
2,034	1,353	21,874	4,762
37,032	4,468	91,604	34,297
16,560	17,003	22,570	17,843
3,430	53	13,662	2,711
2,124	2,790	9,593	1,643
—	58,543	—	—
317	140	11,282	212
1,795	12,809	10,560	1,882

$130,592	$119,471	$332,518	$152,041

$35	$604	$52	$45

$162	$—	$23,756	$162

$130,789	$121,558	$356,326	$152,248

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

Consolidated VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations:

In billions of dollars	September 30, 2008	December 31, 2007
Cash	$8.1	$12.3
Trading account assets	52.6	87.3
Investments	15.3	15.0
Loans	2.0	2.2
Other assets	3.8	4.8

Total assets of consolidated VIEs	$81.8	$121.6

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

Third-Party Conduits

        The Company also provides liquidity facilities to single-and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. The notional amount of these facilities is approximately $1.3 billion as of September 30, 2008, and $2.2 billion as of December 31, 2007. The conduits received $25 million of funding as of September 30, 2008, compared to zero as of December 31, 2007.

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

        The Company sponsors three kinds of TOB trusts: customer TOB trusts, proprietary TOB trusts, and QSPE TOB trusts. Customer TOB trusts are trusts through which customers finance investments in municipal securities and are not consolidated by the Company. Proprietary and QSPE TOB trusts, on the other hand, provide the Company with the ability to finance its own investments in municipal securities. Proprietary TOB trusts are generally consolidated, in which case the financing (the Floaters) is recognized on the Company's balance sheet as a liability. However, certain proprietary TOB trusts, the Residuals of which are held by hedge funds that are consolidated and managed by the Company, are not consolidated by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge funds (and, thus, are not consolidated by the Company) under the application of the AICPA Investment Company Audit Guide, which precludes consolidation of owned investments by investment companies. In accordance with the Audit Guide, the hedge funds report their investments in the Residuals at fair value with changes in value included in earnings. The Company consolidates the hedge funds because the Company holds controlling financial interests in the hedge funds. Certain of the Company's equity investments in the hedge funds are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge fund. QSPE trusts provide the Company with the same exposure as proprietary TOB trusts and are not consolidated by the Company. The Company's residual interest in QSPE TOB trusts are evaluated for bifurcation in accordance with SFAS 133. Any embedded derivatives are separately reported at fair value, while the debt host contracts are classified as available-for-sale securities.

        The total assets of the three categories of TOB trusts as of September 30, 2008 and December 31, 2007 are as follows:

In billions of dollars	September 30, 2008	December 31, 2007
TOB trust type
Customer TOB Trusts (Not consolidated)	$11.5	$17.6
Proprietary TOB Trusts (Consolidated and Non-consolidated)	$19.2	$22.0
QSPE TOB Trusts (Not consolidated)	$8.8	$10.6

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

Structured Investment Vehicles

        On December 13, 2007, as a result of providing mezzanine financing to the SIVs, the terms of which were finalized on February 12, 2008, the Company became the primary beneficiary of the SIVs and began consolidating these entities. The Company increased its mezzanine financing to $4.5 billion, reflecting an increase of $1 billion from the original $3.5 billion financing. This additional mezzanine financing was funded subsequent to September quarter-end.

Investment Funds

        The Company is the investment manager for certain VIEs that invest in various asset classes including private equity, hedge funds, real estate, fixed income and infrastructure. The Company earns a management fee, which is a percentage of capital under management, and may earn performance fees. In addition, for some of these funds, the Company has an ownership interest in the investment funds. As of September 30, 2008 and December 31, 2007 the total amount invested in these funds was $0.3 billion and $0.2 billion, respectively.

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

Certain Fixed Income Funds Managed by Institutional Clients Group

Falcon multi-strategy fixed income funds

        On February 20, 2008, the Company entered into a $500 million credit facility with the Falcon multi-strategy fixed income funds (the "Falcon funds") managed by Institutional Clients Group. As a result of providing this facility, the Company became the primary beneficiary of the Falcon funds and consolidated the assets and liabilities in its Consolidated Balance Sheet. At September 30, 2008, the total assets of the Falcon funds were approximately $1.3 billion.

ASTA/MAT municipal funds

        On March 3, 2008, the Company made an equity investment of $661 million (under a $1 billion commitment) which provides for gain sharing with unaffiliated investors, in the Municipal Opportunity Funds (MOFs). The MOFs are funds managed by Institutional Clients Group that make leveraged investments in tax-exempt municipal bonds and accept investments through feeder funds known as ASTA and MAT. As a result of the Company's equity commitment, the Company became the primary beneficiary of the MOFs and consolidated the assets and liabilities in its Consolidated Balance Sheet. At September 30, 2008, the total assets of the MOFs were approximately $1.5 billion.

Trust Preferred Securities

        The Company has raised financing through the issuance of trust preferred securities. In these transactions, the Company forms a statutory business trust and owns all of the voting equity shares of the trust. The trust issues preferred equity securities to third-party investors and invests the gross proceeds in junior subordinated deferrable interest debentures issued by the Company. These trusts have no other assets and no operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the preferred equity securities held by third-party investors. These trusts' obligations are fully and unconditionally guaranteed by the Company.

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

  •
  Asset/Liability Management Hedging—Citigroup uses derivatives in connection with its risk-management activities to hedge certain risks or reposition the risk profile of the Company. For example, Citigroup may issue fixed-rate long-term debt and then enter into a receive-fixed, pay-variable-rate interest rate swap with the same tenor and notional amount to convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes interest cost in certain yield curve environments. Derivatives are also used to manage risks inherent in specific groups of on-balance sheet assets and liabilities, including investments, corporate and consumer loans, deposit liabilities, as well as other interest-sensitive assets and liabilities. In addition, foreign exchange contracts are used to hedge non-U.S.-dollar denominated debt, available-for-sale securities, net capital exposures and foreign-exchange transactions.

        Citigroup accounts for its hedging activity in accordance with SFAS 133. As a general rule, SFAS 133 hedge accounting is permitted for those situations where the Company is exposed to a particular risk, such as interest rate or foreign-exchange risk, that causes changes in the fair value of an asset or liability, or variability in the expected future cash flows of an existing asset, liability or a forecasted transaction that may affect earnings.

        Derivative contracts hedging the risks associated with the changes in fair value are referred to as fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called cash flow hedges. Hedges that utilize derivatives or debt instruments to manage the foreign exchange risk associated with equity investments in non-U.S.-dollar functional currency foreign subsidiaries (net investment in a foreign operation) are called net investment hedges.

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

        As of September 30, 2008 and December 31, 2007, the amount of payables in respect of cash collateral received that was netted with unrealized gains from derivatives was $29 billion and $26 billion, respectively, while the amount of receivables in respect of cash collateral paid that was netted with unrealized losses from derivatives was $27 billion and $37 billion, respectively.

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

Fair-value hedges

  •
  Hedging of benchmark interest rate risk—Citigroup hedges exposure to changes in the fair value of fixed-rate financing transactions, including liabilities related to outstanding debt, and borrowings. The fixed cash flows from those financing transactions are converted to benchmark variable-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. Typically these fair-value hedge relationships use dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis.

        Citigroup also hedges exposure to changes in the fair value of fixed-rate assets, including available-for-sale debt securities and interbank placements. The hedging instruments used are receive-variable, pay-fixed interest rate swaps and future contracts. Most of these fair-value hedging relationships use dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis, while certain others use regression analysis.

        For a small number of fair-value hedges of benchmark interest-rate risk, Citigroup uses the "shortcut" method as SFAS 133 allows the Company to assume no ineffectiveness if the hedging relationship involves an interest-bearing financial asset or liability and an interest-rate swap. In order to assume no ineffectiveness, Citigroup ensures that all the shortcut method requirements of SFAS 133 for these types of hedging relationships are met. The amount of shortcut method hedges that Citigroup uses is de minimis.

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

Net investment hedges

        Consistent with SFAS No. 52, "Foreign Currency Translation" (SFAS 52), SFAS 133 allows hedging of the foreign-currency risk of a net investment in a foreign operation. Citigroup primarily uses foreign-currency forwards, options swaps and foreign-currency-denominated debt instruments to manage the foreign-exchange risk associated with Citigroup's equity investments in several non-U.S. dollar functional currency foreign subsidiaries. In accordance with SFAS 52, Citigroup records the change in the carrying amount of these investments in the cumulative translation adjustment account within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in the cumulative translation adjustment account, and the ineffective portion, if any, is immediately recorded in earnings.

        For derivatives used in net investment hedges, Citigroup follows the forward rate method from FASB Derivative Implementation Group Issue H8. According to that method, all changes in fair value, including changes related to the forward rate component of the foreign-currency forward contracts and the time value of foreign currency option, are recorded in the cumulative translation adjustment account. For foreign-currency-denominated debt instruments that are designated as hedges of net investments the translation gain or loss that is recorded in the cumulative translation adjustment account is based on the spot exchange rate between the functional currency of the respective subsidiary and the U.S. dollar, which is the functional currency of Citigroup. To the extent the notional amount of the hedging instrument exactly matches the hedged net investment and the underlying exchange rate of the derivative hedging instrument relates to the exchange rate between the functional currency of the net investment and Citigroup's functional currency (or, in the case of the non-derivative debt instrument, such instrument is denominated in the functional currency of the net investment), no ineffectiveness is recorded in earnings.

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

        The following table summarizes certain information related to the Company's hedging activities for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2008	2007	2008	2007
Fair value hedges
Hedge ineffectiveness recognized in earnings	$(24)	$85	$60	$93
Net gain (loss) excluded from assessment of effectiveness	(61)	120	79	375
Cash flow hedges
Hedge ineffectiveness recognized in earnings	(6)	—	(21)	—
Net gain (loss) excluded from assessment of effectiveness	(2)	—	(5)	—
Net investment hedges
Net gain (loss) included in foreign currency translation adjustment within Accumulated other comprehensive income	$1,444	$(572)	$967	$(716)

        For cash-flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings.

        The change in Accumulated other comprehensive income (loss) from cash-flow hedges for the three and nine months ended September 30, 2008 and 2007 can be summarized as follows (after-tax):

In millions of dollars	2008	2007
Beginning balance, January 1,	$(3,163)	$(61)
Net (loss) from cash flow hedges	(1,833)	(347)
Net amounts reclassified to earnings	195	(92)

Ending balance, March 31,	$(4,801)	$(500)

Net gain from cash flow hedges	$752	$1,127
Net amounts reclassified to earnings	126	(81)

Balance at June 30,	$(3,923)	$546

Net gain (loss) from cash flow hedges	$192	$(1,949)
Net amounts reclassified to earnings	256	(54)

Balance at September 30,	$(3,475)	$(1,457)

        Derivatives may expose Citigroup to market, credit or liquidity risks in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative product is the exposure created by potential fluctuations in interest rates, foreign-exchange rates and other values, and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction where the value of any collateral held is not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management's assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in periods of high volatility and financial stress at a reasonable cost.

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

        SFAS 156 requires all servicing rights to be recognized initially at fair value. At its initial adoption, the standard permits a one-time irrevocable election to re-measure each class of servicing rights at fair value, with the changes in fair value recorded in current earnings. The classes of servicing rights are identified based on the availability of market inputs used in determining their fair values and the methods for managing their risks. The Company has elected fair-value accounting for its mortgage and student loan classes of servicing rights. The impact of adopting this standard was not material. See Note 15 on page 109 for further discussions regarding the accounting and reporting of mortgage servicing rights.

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

        This hierarchy requires the use of observable market data when available. The Company considers relevant and observable market prices in its valuations where possible. The frequency of transaction, the size of the bid-ask spread and the amount of adjustment necessary when comparing similar transactions are all factors in determining the liquidity of markets and the relevance of observed prices in those markets.

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

        Where available, the Company may also make use of quoted prices for recent trading activity in positions with the same or similar characteristics to that being valued. The frequency and size of transactions and the amount of the bid-ask spread are among the factors considered in determining the liquidity of markets and the relevance of observed prices from those markets. If relevant and observable prices are available, those valuations would be classified as Level 2. If prices are not available, other valuation techniques would be used and the item would be classified as Level 3.

        Fair value estimates from internal valuation techniques are verified, where possible, to prices obtained from independent vendors or brokers. Vendors and brokers valuations may be based on a variety of inputs ranging from observed prices to proprietary valuation models.

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

        Citigroup's CDO super senior subprime direct exposures are Level 3 assets and are subject to valuation based on significant unobservable inputs. Fair value of these exposures (other than high grade and mezzanine as described below) is based on estimates of future cash flows from the mortgage loans underlying the assets of the ABS CDOs. To determine the performance of the underlying mortgage loan portfolios, the Company estimates the prepayments, defaults and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates, and borrower and loan attributes, such as age, credit scores, documentation status, loan-to-value (LTV) ratios, and debt-to-income (DTI) ratios. The model is calibrated using available mortgage loan information including historical loan performance. In addition, the methodology estimates the impact of geographic concentration of mortgages, and the impact of reported fraud in the origination of subprime mortgages. An appropriate discount rate is then applied to the cash flows generated for each ABCP and CDO-squared tranche, in order to estimate its current fair value.

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

        As was the case in the second quarter of 2008, the third quarter housing-price changes were estimated using a forward-looking projection. However, for third quarter 2008, this projection incorporates the Loan Performance Index, whereas in second quarter 2008, it incorporated the S&P Case Shiller Index. This change was made because the Loan Performance Index provided more comprehensive geographic data. In addition, the Company's mortgage default model has been updated for mortgage performance data from the first half of 2008, a period of sharp home price declines and high levels of mortgage foreclosures.

        The valuation as of September 30, 2008 assumes a cumulative decline in U.S. housing prices from peak to trough of 32%. This rate assumes declines of 16% and 10% in 2008 and 2009, respectively, the remainder of the 32% decline having already occurred before the end of 2007. The valuation methodology as of June 30, 2008 assumed a cumulative decline in U.S. housing prices from peak to trough of 23%, with assumed declines of 12% and 3% in 2008 and 2009, respectively.

        In addition, during the second and third quarters of 2008, the discount rates were based on a weighted average combination of the implied spreads from single name ABS bond prices, ABX indices and CLO spreads, depending on vintage and asset types. To determine the discount margin, the Company applies the mortgage default model to the bonds underlying the ABX indices and other referenced cash bonds and solves for the discount margin that produces the market prices of those instruments. Using this methodology, the impact of the decrease of the home price appreciation projection from -23% to -32% resulted in a decrease in the discount margins incorporated in the valuation model.

        For the third quarter of 2008, the valuation of the high grade and mezzanine ABS CDO positions was changed from model valuation to trader prices based on the underlying assets of each high grade and mezzanine ABS CDO. Unlike the ABCP and CDO-squared positions, the high grade and mezzanine positions are now largely hedged through the ABX and bond short positions, which are by necessity, trader priced. Thus, this change brings closer symmetry in the way these long and short positions are valued by the Company. Citigroup intends to use trader marks to value this portion of the portfolio going forward so long as it remains largely hedged.

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

Investments

        The investments category includes available-for-sale debt and equity securities, whose fair value is determined using the same procedures described for trading securities above or, in some cases, using vendor prices as the primary source.

        Also included in investments are nonpublic investments in private equity and real estate entities held by the S&B business. Determining the fair value of nonpublic securities involves a significant degree of management resources and judgment as no quoted prices exist and such securities are generally very thinly traded. In addition, there may be transfer restrictions on private equity securities. The Company uses an established process for determining the fair value of such securities, using commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry specific non-earnings-based multiples and discounted cash flow models. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances, or other observable transactions.

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

Market Valuation Adjustments

        Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy to ensure that the fair value reflects the price at which the entire position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument, adjusted to take into account the size of the position.

        Counterparty credit-risk adjustments are applied to derivatives such as over-the-counter derivatives, where the base valuation uses market parameters based on the LIBOR interest rate curves. Not all counterparties have the same credit risk as that implied by the relevant LIBOR curve, so it is necessary to consider the market view of the credit risk of a counterparty in order to estimate the fair value of such an item.

        Bilateral or "own" credit-risk adjustments are applied to reflect the Company's own credit risk when valuing derivatives and liabilities measured at fair value, in accordance with the requirements of SFAS 157.

        Counterparty and own credit adjustments consider the estimated future cash flows between Citi and its counterparties under the terms of the instrument, and the effect of credit risk on the valuation of those cash flows, rather than a point-in-time assessment of the current recognized net asset or liability. Furthermore, the credit-risk adjustments take into account the effect of credit-risk mitigants such as pledged collateral and any legal right of offset (to the extent such offset exists) with a counterparty through arrangements such as netting agreements.

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

        Citigroup acted in the capacity of primary dealer for approximately $72 billion of ARS and continued to purchase residual unsold inventory in support of the auction mechanism until mid-February 2008. After this date, liquidity in the ARS market deteriorated significantly, auctions failed due to a lack of bids from third-party investors, and Citigroup ceased to purchase unsold inventory. Following a number of ARS refinancings, at September 30, 2008, Citigroup continued to act in the capacity of primary dealer for approximately $41 billion of outstanding ARS.

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

        For ARS with student loans as underlying assets, future cash flows are estimated based on the terms of the loans underlying each individual ARS, discounted at an appropriate discount rate in order to estimate the current fair value. The key assumptions that impact the ARS valuations are the expected weighted average life of the structure, estimated fail rate coupons, the amount of leverage in each structure, and the discount rate used to calculate the present value of projected cash flows. The discount rate used for each ARS is based on rates observed for vanilla securitizations with similar maturities to the loans underlying each ARS being valued. In order to arrive at the appropriate discount rate, these observed rates were adjusted upwards to factor in the specifics of the ARS structure being valued, such as callability, and the illiquidity in the ARS market.

        During the first quarter of 2008, ARS for which the auctions failed and where no secondary market has developed were moved to Level 3, as the assets were subject to valuation using significant unobservable inputs. The majority of these ARS continued to be classified in Level 3 since then.

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

        The internal valuation techniques used for Alt-A mortgage securities, as with other mortgage exposures, consider estimated housing price changes, unemployment rates, interest rates, and borrower attributes. They also consider prepayment rates as well as other market indicators.

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

        The fair value of investments in entities that hold commercial real estate loans or commercial real estate directly is determined using a similar methodology to that used for other non-public investments in real estate held by S&B business. The Company uses an established process for determining the fair value of such securities, using commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry specific non-earnings-based multiples and discounted cash flow models. In determining the fair value of such investments, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances, or other observable transactions. Such investments are generally classified in Level 3 of the fair value hierarchy.

Fair-Value Elections

        The following table presents, as of September 30, 2008, those positions selected for fair-value accounting in accordance with SFAS 159, SFAS 156, and SFAS 155, as well as the changes in fair value for the nine months ended September 30, 2008 and September 30, 2007.

		Changes in fair value gains (losses)
		Year-to-Date 2008		Year-to-Date 2007
In millions of dollars	September 30, 2008	Principal transactions	Other	Principal transactions	Other
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell, securities borrowed(1)	$71,768	$675	$—	$675	$—

Trading account assets:
Legg Mason convertible preferred equity securities originally classified as available-for-sale	$—	$(13)	$—	$(90)	$—
Selected letters of credit hedged by credit default swaps or participation notes	7	(2)	—	(2)	—
Certain credit products	24,211	(1,143)	—	(592)	—
Certain hybrid financial instruments	52	3	—	—	—
Retained interests from asset securitizations	4,217	(521)	—	215	—

Total trading account assets	$28,487	$(1,676)	$—	$(469)	$—

Investments:
Certain investments in private equity and real estate ventures	$665	$—	$(54)	$—	$44
Certain equity method investments	1,064	—	(154)	—	83
Other	292	—	(60)	—	7

Total investments	$2,021	$—	$(268)	$—	$134

Loans:
Certain credit products	$2,926	$(53)	$—	$37	$—
Certain mortgage loans	32	—	(22)	—	—
Certain hybrid financial instruments	504	28	—	$(69)	—

Total loans	$3,462	$(25)	$(22)	$(32)	$—

Other assets:
Mortgage servicing rights	$8,346	$—	$568	$—	$1,257
Certain mortgage loans	6,592	—	(45)	—	42

Total other assets	$14,938	$—	$523	$—	$1,299

Total	$120,676	$(1,026)	$233	$174	$1,433

Liabilities
Interest-bearing deposits:
Certain structured liabilities	$380	$—	$—	$3	$—
Certain hybrid financial instruments	3,123	376	—	84	—

Total interest-bearing deposits	$3,503	$376	$—	$87	$—

Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase, securities loaned(1)	$156,234	$(44)	$—	$(128)	$—

Trading account liabilities:
Certain hybrid financial instruments	$10,048	$2,618	$—	$(317)	$—

Short-term borrowings:
Certain non-collateralized short-term borrowings	$3,382	$45	$—	$(3)	$—
Certain hybrid financial instruments	3,197	176	—	31	—
Certain structured liabilities	4	10	—	—	—
Certain non-structured liabilities	724	—	—	—	—

Total short-term borrowings	$7,307	$231	$—	$28	$—

Long-term debt:
Certain structured liabilities	$2,905	$446	$—	$47	$—
Certain non-structured liabilities	23,596	3,441	—	8	—
Certain hybrid financial instruments	20,981	2,335	—	806	—

Total long-term debt	$47,482	$6,222	$—	$861	$—

Total	$224,574	$9,403	$—	$531	$—

(1)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements."

        The fair value of liabilities for which the fair-value option was elected (other than non-recourse and similar liabilities, such as the liabilities of the SIVs consolidated by the Company), was impacted by the widening of the Company's credit spread. The estimated change in the fair value of these liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a gain of $1,525 million and $112 million for the three months ended September 30, 2008 and September 30, 2007, respectively, and a gain of $2,576 million and $241 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current observable credit spreads into the relevant valuation technique used to value each liability as described above.

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

        The cumulative effect of $58 million pretax ($37 million after-tax) from adopting the fair-value option for the U.S. and U.K. portfolios was recorded as an increase in the January 1, 2007 Retained earnings balance. The September 30, 2008 and December 31, 2007 net balances of $71.8 billion and $84.3 billion, respectively, for Securities purchased under agreements to resell and Securities borrowed, and $156.2 billion and $199.9 billion for Securities sold under agreements to repurchase and Securities loaned are included as such in the Consolidated Balance Sheet. The uncollateralized short-term borrowings of $3.4 billion and $5.1billion as of September 30, 2008 and December 31, 2007, respectively, are recorded in that account in the Consolidated Balance Sheet.

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

        The notional amount of these unfunded letters of credit was $1.4 billion as of September 30, 2008 and December 31, 2007. The amount funded was insignificant with no amounts 90 days or more past due or on a non-accrual status at September 30, 2008 and December 31, 2007.

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

        The balances for these loan products, which are classified in Trading account assets or Loans, were $24.2 billion and $2.9 billion as of September 30, 2008, and $26.0 billion and $3.0 billion as of December 31, 2007, respectively. The aggregate unpaid principal balances exceeded the aggregate fair values by $1.6 billion and $894 million as of September 30, 2008 and December 31, 2007, respectively. $77 million and $186 million of these loans were on a non-accrual basis as of September 30, 2008 and December 31, 2007, respectively. For those loans that are on a non-accrual basis, the aggregate unpaid principal balances exceeded the aggregate fair values by $141 million as of September 30, 2008 and $68 million as of December 31, 2007.

        In addition, $164 million and $141 million of unfunded loan commitments related to certain credit products selected for fair-value accounting were outstanding as of September 30, 2008 and December 31, 2007, respectively.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on trading account assets or loans depending on their balance sheet classifications. The changes in fair value for the nine months ended September 30, 2008 due to instrument-specific credit risk totaled to a loss of $32 million.

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

        These investments, which totaled $665 million and $539 million as of September 30, 2008 and December 31, 2007, respectively, are classified as Investments on Citigroup's Consolidated Balance Sheet. Changes in the fair values of these investments are classified in Other revenue in the Company's Consolidated Statement of Income.

Certain structured liabilities

        The Company has elected the fair-value option for certain structured liabilities whose performance is linked to structured interest rates, inflation or currency risks ("structured liabilities").

        The Company has elected the fair-value option for structured liabilities, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair-value basis. These positions will continue to be classified as debt, deposits or derivatives according to their legal form on the Company's Consolidated Balance Sheet. The balances for these structured liabilities, which are classified as Interest-bearing deposits and Long-term debt on the Consolidated Balance Sheet, are $380 million and $2.9 billion as of September 30, 2008 and $264 million and $3.0 billion as of December 31, 2007.

        For those structured liabilities classified as Long-term debt for which the fair-value option has been elected, the aggregate unpaid principal balance exceeds the aggregate fair value of such instruments by $211 million as of September 30, 2008 and $7 million as of December 31, 2007.

        The change in fair value for these structured liabilities is reported in Principal transactions in the Company's Consolidated Statement of Income.

        Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

Certain non-structured liabilities

        The Company has elected the fair-value option for certain non-structured liabilities with fixed and floating interest rates ("non-structured liabilities"). The Company has elected the fair-value option where the interest-rate risk of such liabilities is economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be fair valued. The election has been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Short-term borrowings and Long-term debt on the Company's Consolidated Balance Sheet. The balances of these short-term and long-term non-structured liabilities as of September 30, 2008 were $724 million and $23.6 billion and, as of December 31, 2007, were $4.8 billion and $49.1 billion, respectively.

        The majority of these non-structured liabilities are a result of the Company's election of the fair value option for liabilities associated with the consolidation of CAI's Structured Investment Vehicles (SIVs) during the fourth quarter of 2007. The change in fair values of the SIV's liabilities reported in earnings was $298 million for the quarter ended September 30, 2008. For these non-structured liabilities the aggregate fair value approximates the aggregate unpaid principal balance of such instruments as of September 30, 2008.

        For all other non-structured liabilities classified as Long-term debt for which the fair-value option has been elected, the aggregate fair value exceeds the aggregate unpaid principal balance of such instruments by $250 million as of September 30, 2008 and $112 million as of December 31, 2007. The change in fair value of these non-structured liabilities reported a loss of $1 million for the quarter ended September 30, 2008.

        These non-structured liabilities for which the fair value option has been elected are classified as Long-term debt. The change in fair value for these non-structured liabilities is reported in Principal transactions in the Company's Consolidated Statement of Income.

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

        These fund investments, which totaled $1.1 billion as of September 30, 2008 and $1.1 billion as of December 31, 2007, are classified as Investments on the Consolidated Balance Sheet. Changes in the fair values of these investments are classified in Other revenue in the Consolidated Statement of Income.

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

        The balance of these mortgage loans held-for-sale, which were classified as Other assets as of September 30, 2008 was $6.6 billion. As of December 31, 2007, the balance was $6.4 billion. The aggregate fair value exceeded the unpaid principal balances by $122 million as of September 30, 2008 and $136 million as of December 31, 2007. The balance of these loans 90 days or more past due and on a non-accrual basis was $5 million at September 30, 2008 and $17 million at December 31, 2007, with aggregate unpaid principal balances exceeding aggregate fair values by $6 million at September 30, 2008. The difference between aggregate fair values and aggregate unpaid principal balance was immaterial at December 31, 2007.

        The changes in fair values of these mortgage loans held-for-sale is reported in Other revenue in the Company's Consolidated Statement of Income. The changes in fair value during the nine months ended September 30, 2008 due to instrument-specific credit risk resulted in a $30 million loss. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

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

        The outstanding balances for these hybrid financial instruments classified in Loans is $504 million, while $3.1 billion was in Interest-bearing deposits, $10.0 billion in Trading account liabilities, $3.2 billion in Short-term borrowings and $21.0 billion in Long-term debt on the Consolidated Balance Sheet as of September 30, 2008. As of December 31, 2007, the outstanding balances for such instruments classified in Loans was $689 million, while $3.3 billion was in Interest-bearing deposits, $12.1 billion in Trading account liabilities, $3.6 billion in Short-term borrowings and $27.3 billion in Long-term debt on the Consolidated Balance Sheet. In addition, $4.2 billion and $2.6 billion of the amount reported in Trading account assets as of September 30, 2008 and December 31, 2007, respectively, were primarily for the retained interests in securitizations.

        For hybrid financial instruments for which fair-value accounting has been elected under SFAS 155 and that are classified as Long-term debt, the aggregate unpaid principal exceeds the aggregate fair value by $1.4 billion as of September 30, 2008, while the aggregate fair value exceeds the aggregate unpaid principal balance by $460 million as of December 31, 2007. The difference for those instruments classified as Loans is immaterial.

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

Mortgage servicing rights

        The Company accounts for mortgage servicing rights (MSRs) at fair value in accordance with SFAS 156. Fair value for MSRs is determined using an option-adjusted spread valuation approach. This approach consists of projecting servicing cash flows under multiple interest-rate scenarios and discounting these cash flows using risk-adjusted discount rates. The model assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The fair value of MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company hedges a significant portion of the values of its MSRs through the use of interest-rate derivative contracts, forward-purchase commitments of mortgage-backed securities, and purchased securities classified as trading. See Note 15 on page 109 for further discussions regarding the accounting and reporting of MSRs.

        These MSRs, which totaled $8.3 billion and $8.4 billion as of September 30, 2008 and December 31, 2007, respectively, are classified as Intangible assets on Citigroup's Consolidated Balance Sheet. Changes in fair value for MSRs are recorded in Commissions and fees in the Company's Consolidated Statement of Income.

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008 and December 31, 2007. The Company often hedges positions that have been classified in the Level 3 category with financial instruments that have been classified as Level 1 or Level 2. In addition, the Company also hedges items classified in the Level 3 category with instruments classified in Level 3 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

In millions of dollars at September 30, 2008	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$127,832	$—	$127,832	$(56,064)	$71,768
Trading account assets
Trading securities and loans	101,476	177,760	85,319	364,555	—	364,555
Derivatives	9,521	583,994	33,909	627,424	(534,516)	92,908
Investments	43,173	126,440	28,236	197,849	—	197,849
Loans(2)	—	3,307	155	3,462	—	3,462
Mortgage servicing rights	—	—	8,346	8,346	—	8,346
Other financial assets measured on a recurring basis	—	16,961	1,676	18,637	(4,527)	14,110

Total assets	$154,170	$1,036,294	$157,641	$1,348,105	$(595,107)	$752,998
	11.4%	76.9%	11.7%	100.0%

Liabilities
Interest-bearing deposits	$—	$3,419	$84	$3,503	$—	$3,503
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	209,479	2,819	212,298	(56,064)	156,234
Trading account liabilities
Securities sold, not yet purchased	53,026	11,765	1,131	65,922	—	65,922
Derivatives	9,016	586,321	37,057	632,394	(529,033)	103,361
Short-term borrowings	—	5,416	1,891	7,307	—	7,307
Long-term debt	—	13,667	33,815	47,482	—	47,482
Other financial liabilities measured on a recurring basis	—	7,425	25	7,450	(4,527)	2,923

Total liabilities	$62,042	$837,492	$76,822	$976,356	$(589,624)	$386,732
	6.4%	85.8%	7.8%	100.0%

Items Measured at Fair Value on a Recurring Basis (continued)

In millions of dollars at December 31, 2007	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$132,383	$16	$132,399	$(48,094)	$84,305
Trading account assets
Trading securities and loans	151,684	234,846	75,573	462,103	—	462,103
Derivatives	7,204	428,779	31,226	467,209	(390,328)	76,881
Investments	64,375	125,282	17,060	206,717	—	206,717
Loans(2)	—	3,718	9	3,727	—	3,727
Mortgage servicing rights	—	—	8,380	8,380	—	8,380
Other financial assets measured on a recurring basis	—	13,570	1,171	14,741	(4,939)	9,802

Total assets	$223,263	$938,578	$133,435	$1,295,276	$(443,361)	$851,915
	17.2%	72.5%	10.3%	100.0%

Liabilities
Interest-bearing deposits	$—	$3,542	$56	$3,598	$—	$3,598
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	241,790	6,158	247,948	(48,094)	199,854
Trading account liabilities
Securities sold, not yet purchased	68,928	9,140	473	78,541	—	78,541
Derivatives	8,602	447,119	33,696	489,417	(385,876)	103,541
Short-term borrowings	—	8,471	5,016	13,487	—	13,487
Long-term debt	—	70,359	8,953	79,312	—	79,312
Other financial liabilities measured on a recurring basis	—	6,506	1	6,507	(4,939)	1,568

Total liabilities	$77,530	$786,927	$54,353	$918,810	$(438,909)	$479,901
	8.4%	85.7%	5.9%	100.0%

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

        The following tables present the changes in the Level 3 fair-value category for the three months and nine months ended September 30, 2008 and 2007. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	June 30, 2008	Principal transactions	Other(1)(2)			September 30, 2008
Assets
Trading account assets
Trading securities and loans	$76,819	$(5,640)	$—	$13,283	$857	$85,319	$(5,439)
Investments	27,086	—	(1,287)	3,818	(1,381)	28,236	(1,190)
Loans	145	(14)	—	—	24	155	(22)
Mortgage servicing rights	8,934	—	(396)	—	(192)	8,346	(396)
Other financial assets measured on a recurring basis	1,451	—	(26)	353	(102)	1,676	(3)

Liabilities
Interest-bearing deposits	$111	$10	$—	$—	$(17)	$84	$8
Securities sold under agreements to repurchase	3,166	(159)	—	73	(579)	2,819	(39)
Trading account liabilities
Securities sold, not yet purchased	1,718	3	—	366	(950)	1,131	34
Derivatives, net(4)	102	2,904	—	3,072	2,878	3,148	3,092
Short-term borrowings	1,160	54	—	511	274	1,891	38
Long-term debt	38,355	940	—	3,277	(6,877)	33,815	403
Other financial liabilities measured on a recurring basis	26	—	(45)	—	(46)	25	(45)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2007	Principal transactions	Other(1)(2)			September 30, 2008
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$(16)	$—	$—
Trading account assets
Trading securities and loans	75,573	(18,831)	—	32,028	(3,451)	85,319	(14,065)
Investments	17,060	—	(2,834)	6,789	7,221	28,236	(1,268)
Loans	9	(3)	—	—	149	155	(2)
Mortgage servicing rights	8,380	—	568	—	(602)	8,346	568
Other financial assets measured on a recurring basis	1,171	—	21	422	62	1,676	21

Liabilities
Interest-bearing deposits	$56	$(9)	$—	$13	$6	$84	$(3)
Securities sold under agreements to repurchase	6,158	(88)	—	(2,293)	(1,134)	2,819	45
Trading account liabilities
Securities sold, not yet purchased	473	(5)	—	998	(345)	1,131	118
Derivatives, net(4)	2,470	5,701	—	3,178	3,201	3,148	3,638
Short-term borrowings	5,016	203	—	(1,772)	(1,150)	1,891	110
Long-term debt	8,953	1,349	—	41,296	(15,085)	33,815	875
Other financial liabilities measured on a recurring basis	1	—	(59)	—	(35)	25	(5)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	June 30, 2007	Principal transactions	Other(1)(2)			September 30, 2007
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$—	$16	$—
Trading account assets
Trading securities and loans	42,945	(1,609)	—	8,938	30,398	80,672	(1,813)
Derivatives, net(4)	(1,184)	1,325	—	2,248	(830)	1,559	1,464
Investments	20,201	—	372	495	(424)	20,644	106
Loans	1,195	—	—	(1,252)	59	2	—
Mortgage servicing rights	10,072	—	(267)	—	152	9,957	(325)
Other financial assets measured on a recurring basis	1,106	—	15	—	29	1,150	10

Liabilities
Interest-bearing deposits	$90	$—	$—	$—	$(1)	$89	$(3)
Securities sold under agreements to repurchase	6,241	(86)	—	—	160	6,487	(81)
Trading account liabilities
Securities sold, not yet purchased	653	(58)	—	46	137	894	(41)
Short-term borrowings	2,652	—	(21)	1,831	1,532	6,036	14
Long-term debt	1,804		(92)	3,637	154	5,687	(85)
Other financial liabilities measured on a recurring basis	31	—	1	—	(29)	1	—

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	January 1, 2007	Principal transactions	Other(1)(2)			September 30, 2007
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$—	$16	$—
Trading account assets
Trading securities and loans	22,415	(1,485)	—	14,020	45,722	80,672	(2,136)
Derivatives, net(4)	1,875	2,010	—	1,142	(3,468)	1,559	(53)
Investments	11,468	—	1,221	1,508	6,447	20,644	314
Loans	—	(8)	—	(793)	803	2	—
Mortgage servicing rights	5,439	—	1,257	—	3,261	9,957	1,257
Other financial assets measured on a recurring basis	948	—	24	—	178	1,150	3

Liabilities
Interest-bearing deposits	$60	$12	$—	$(33)	$74	$89	$(4)
Securities sold under agreements to repurchase	6,778	(97)	—	84	(472)	6,487	(50)
Trading account liabilities
Securities sold, not yet purchased	467	(22)	—	(167)	572	894	(138)
Short-term borrowings	2,214	9	(21)	1,483	2,327	6,036	—
Long-term debt	1,693	(11)	(92)	3,729	162	5,687	(70)
Other financial liabilities measured on a recurring basis	—	—	(23)	(1)	(21)	1	—

(1)
Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income, while gains and losses from sales and losses due to other than temporary impairment are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs are recorded in Commissions and fees on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income for changes in fair value for available-for-sale investments) attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2008 and 2007.

(4)
Total Level 3 derivative exposures have been netted on these tables for presentation purposes only.

        The following is a discussion of the changes to the Level 3 balances for each of the rollforward tables presented above.

  •
  For the period June 30, 2008 to September 30, 2008, the changes in Level 3 assets and liabilities are due to:

  •
  The increase in trading securities and loans of $8.5 billion, which was driven primarily by the net transfer of $13.3 billion of trading assets into Level 3, including ABS securities, warehouse loans backed by auto lease receivables, and certificates issued by the U.S. credit card securitization trust that are retained by the Company. This was offset by various write-downs recognized by the Company during the quarter.

  •
  The increase in net derivative trading account liabilities of $3.0 billion was due to $3.1 billion of net transfers into Level 3, as illiquid markets continued to negatively impact the availability of observable pricing inputs. $2.9 billion of net additions was offset by $2.9 billion of mark-to-market gains. A portion of these gains was offset by losses recognized for positions classified in Level 2.

  •
  The decrease in long-term debt of $4.5 billion as maturities of the consolidated SIV's debt was offset by the transfer of certain debt obligations from Level 2 to Level 3. Long-term debt was also reduced by mark-to-market gains, driven by the widening of Company's own-credit spreads.

  •
  The significant changes from December 31, 2007 to September 30, 2008 in Level 3 assets and liabilities are due to:

  •
  A net increase in trading securities and loans of $9.7 billion as net write-downs recognized on various trading securities and net reductions from settlements/sales were more than offset by the net transfer of trading securities into Level 3. The continued lack of availability of observable pricing inputs was the primary cause of this net transfer.

  •
  The increase in investments of $11.2 billion primarily resulted from the $8.7 billion in senior debt securities retained from the Company's April 17, 2008 sale of a corporate loan portfolio that included highly leveraged loans. In addition, $1.4 billion of certificates issued by the U.S credit card securitization trust and retained by the Company were transferred from Level 2 to Level 3 during the third quarter of 2008.

    •
    The reduction in securities sold under agreement to repurchase of $3.3 billion, was primarily driven by the transfer of positions from Level 3 to Level 2 as valuation methodology inputs considered to be unobservable were determined to be insignificant to the overall valuation.

    •
    The decrease in short-term borrowings of $3.1 billion, which was primarily due to net transfers out of $1.8 billion as valuation methodology inputs considered to be unobservable were determined to be insignificant to the overall valuation, and payments of $1.2 billion against the short-term debt obligations.

    •
    The increase in long-term debt of $24.9 billion was driven by the transfer of consolidated SIV liabilities to Level 3 due to the lack of observable inputs, offset by the payments made against this debt in the second and third quarters of 2008.

  •
  The significant changes from June 30, 2007, to September 30, 2007 in Level 3 assets and liabilities are due to:

  •
  The increase in trading securities and loans of $37.7 billion, which was driven by net additions/purchases of $30.4 billion including ABS CDO commercial paper and the net transfer-in of $9.0 billion for positions previously classified as Level 2, as prices and other valuation inputs became unobservable.

  •
  The significant changes from January 1, 2007 to September 30, 2007 in Level 3 assets and liabilities are due to:

  •
  The increase in trading securities and loans of $58.3 billion, which was driven primarily by the net additions/purchases of $45.7 billion, consisting of the third quarter 2007 additions/purchases of $30.4 billion, and the increase from the second quarter 2007 Nikko Cordial acquisitions of $15 billion, plus net transfers-in of $14 billion for items previously classified as Level 2 as prices and other valuation inputs became unobservable.

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

        The following table presents all loans held-for-sale that are carried at LOCOM as of September 30, 2008 and December 31, 2007 (in billions):

	Aggregate Cost	Fair value	Level 2	Level 3
September 30, 2008	$19.4	$16.9	$2.0	$14.9
December 31, 2007	33.6	31.9	5.1	26.8

        For the three and nine months ended September 30, 2008, the resulting charges taken on loans held-for-sale carried at fair value below cost were $143 million and $3.8 billion, respectively, $1.8 billion was the resulting charge taken on loans held-for-sale carried at fair value below cost for the year ended December 31, 2007.

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

        The following tables present information about the Company's guarantees at September 30, 2008 and December 31, 2007:

	Maximum potential amount of future payments
In billions of dollars at September 30, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2008
Financial standby letters of credit	$28.8	$54.2	$83.0	$154.4
Performance guarantees	8.4	7.8	16.2	27.5
Derivative instruments	9.2	85.1	94.3	10,556.0
Loans sold with recourse	—	0.4	0.4	59.0
Securities lending indemnifications(1)	114.1	—	114.1	—
Credit card merchant processing(1)	64.8	—	64.8	—
Custody indemnifications and other	—	33.1	33.1	147.3

Total	$225.3	$180.6	$405.9	$10,944.2

	Maximum potential amount of future payments
In billions of dollars at December 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2007(2)
Financial standby letters of credit	$43.5	$43.6	$87.1	$160.6
Performance guarantees	11.3	6.8	18.1	24.4
Derivative instruments	9.6	91.4	101.0	3,911.0
Loans sold with recourse	—	0.5	0.5	45.5
Securities lending indemnifications(1)	153.4	—	153.4	—
Credit card merchant processing(1)	64.0	—	64.0	—
Custody indemnifications and other	—	53.4	53.4	306.0

Total	$281.8	$195.7	$477.5	$4,447.5

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

        The main use of derivatives is to reduce risk for one party while offering the potential for high return (at increased risk) to another. Financial institutions often act as intermediaries for their clients, helping clients reduce their risks. However, derivatives may also be used to take a risk position. Certain derivative contracts entered into by the Company meet the definition of a guarantee, including credit default swaps, total return swaps and certain written options. However, credit derivatives (that is, credit default swaps and total return swaps) with banks, hedge funds, and broker-

dealers are excluded from this definition as these counterparties are considered to be dealers in these instruments with the primary purpose of taking a risk position. In addition, non-credit derivative contracts that are cash settled and for which the Company is unable to assert that it is probable the counterparty held the underlying instrument at the inception of the contract are also not considered guarantees under FIN 45. Accordingly, these contracts are excluded from the disclosure above. In instances where the Company's maximum potential future payment is unlimited, such as in certain written foreign currency options, the notional amount of the contract is disclosed.

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

        The Company's maximum potential contingent liability related to both bankcard and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At September 30, 2008 and December 31, 2007, this maximum potential exposure was estimated to be $65 billion and $64 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At September 30, 2008 and December 31, 2007, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

Custody Indemnifications

        Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian fails to safeguard clients' assets. The scope of the custody indemnifications also covers all clients' assets held by third-party subcustodians.

Other

        In the fourth quarter of 2007, Citigroup recorded a $306 million (pretax) charge related to certain of Visa USA's litigation matters. As of September 30, 2008, the carrying value of the reserve is $147 million and is included in Other liabilities.

Other Guarantees and Indemnifications

        The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At September 30, 2008, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2008 and December 31, 2007, related to these indemnifications and they are not included in the table.

        In addition, the Company is a member of or shareholder in hundreds of value transfer networks (VTNs) (payment clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table and there are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2008 or December 31, 2007 for potential obligations that could arise from the Company's involvement with VTN associations.

        At September 30, 2008 and December 31, 2007, the carrying amounts of the liabilities related to the guarantees and indemnifications included in the table amounted to approximately $11 billion and $4 billion, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at September 30, 2008 and December 31, 2007, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $957 million and $1.250 billion relating to letters of credit and unfunded lending commitments, respectively.

        In addition to the collateral available in respect of the credit card merchant processing contingent liability discussed above, the Company has collateral available to reimburse potential losses on its other guarantees. Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $63 billion and $112 billion at September 30, 2008 and December 31, 2007, respectively. Securities and other marketable assets held as collateral amounted to $61 billion and $54 billion and letters of credit in favor of the Company held as collateral amounted to $495 million and $370 million at September 30, 2008 and December 31, 2007, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Credit Commitments

        The table below summarizes Citigroup's other commitments as of September 30, 2008 and December 31, 2007.

In millions of dollars	U.S.	Outside of U.S.	September 30, 2008	December 31, 2007
Commercial and similar letters of credit	$2,440	$7,249	$9,689	$9,175
One- to four-family residential mortgages	832	363	1,195	4,587
Revolving open-end loans secured by one- to four-family residential properties	25,193	2,926	28,119	35,187
Commercial real estate, construction and land development	2,496	700	3,196	4,834
Credit card lines	939,992	155,872	1,095,864	1,103,535
Commercial and other consumer loan commitments	267,119	133,605	400,724	473,631

Total	$1,238,072	$300,715	$1,538,787	$1,630,949

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

Commercial and similar letters of credit

        A commercial letter of credit is an instrument by which Citigroup substitutes its credit for that of a customer to enable the customer to finance the purchase of goods or to incur other commitments. Citigroup issues a letter on behalf of its client to a supplier and agrees to pay them upon presentation of documentary evidence that the supplier has performed in accordance with the terms of the letter of credit. When drawn, the customer then is required to reimburse Citigroup.

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

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $175 billion and $259 billion with an original maturity of less than one year at September 30, 2008 and December 31, 2007, respectively.

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

19.   CONTINGENCIES

        As described in the "Legal Proceedings" discussion on page 157, the Company has been a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

  (i)
  underwritings for, and research coverage of, WorldCom;

  (ii)
  underwritings for Enron and other transactions and activities related to Enron;

  (iii)
  transactions and activities related to research coverage of companies other than WorldCom; and

  (iv)
  transactions and activities related to the IPO Securities Litigation.

        As of September 30, 2008, the Company's litigation reserve for these matters, net of amounts previously paid or not yet paid but committed to be paid in connection with settlements arising out of these matters, was approximately $0.8 billion. The Company believes that this reserve is adequate to meet all of its remaining exposure for these matters.

        As described in the "Legal Proceedings" discussion on page 157, the Company is also a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with other matters. In view of the large number of litigation matters, the uncertainties of the timing and outcome of this type of litigation, the novel issues presented, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the Company's litigation reserves. The Company will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interests of the Company.

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

 20.    CITIBANK, N.A. STOCKHOLDER'S EQUITY

Statement of Changes in Stockholder's Equity

	Nine Months Ended September 30,
In millions of dollars, except shares	2008	2007
Common stock ($20 par value)
Balance, beginning of period—Shares: 37,534,553 in 2008 and 2007	$751	$751

Balance, end of period—Shares: 37,534,553 in 2008 and 2007	$751	$751

Surplus
Balance, beginning of period	$69,135	$43,753
Capital contribution from parent company	77	11,794
Employee benefit plans	107	60

Balance, end of period	$69,319	$55,607

Retained earnings
Balance, beginning of period	$31,915	$30,358
Adjustment to opening balance, net of taxes(1)	—	(96)

Adjusted balance, beginning of period	$31,915	$30,262
Net income (loss)	(1,450)	6,821
Dividends paid	(34)	(582)

Balance, end of period	$30,431	$36,501

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(2,495)	$(1,709)
Adjustment to opening balance, net of taxes(2)	—	(1)

Adjusted balance, beginning of period	$(2,495)	$(1,710)
Net change in unrealized gains (losses) on investment securities available-for-sale, net of taxes	(4,971)	(741)
Net change in foreign currency translation adjustment, net of taxes	(2,244)	1,688
Net change in cash flow hedges, net of taxes	(214)	(972)
Pension liability adjustment, net of taxes	90	88

Net change in Accumulated other comprehensive income (loss)	$(7,339)	$63

Balance, end of period	$(9,834)	$(1,647)

Total common stockholder's equity and total stockholder's equity	$90,667	$91,212

Comprehensive income (loss)
Net income (loss)	$(1,450)	$6,821
Net change in Accumulated other comprehensive income (loss)	(7,339)	63

Comprehensive income (loss)	$(8,789)	$6,884

(1)
The adjustment to opening balance for Retained earnings represents the total of the after-tax gain (loss) amounts for the adoption of the following accounting pronouncements:

•
SFAS 157 for $9 million,

•
SFAS 159 for $15 million,

•
FSP 13-2 for $(142) million, and

•
FIN 48 for $22 million.

  See Notes 1 and 17 on pages 88 and 126, respectively.

(2)
The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to several miscellaneous items previously reported in accordance with SFAS 115. The related unrealized gains and losses were reclassified to retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Notes 1 and 17 on pages 88 and 126 for further discussions.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$169	$—	$—	$—	$—	$—	$(169)	$—

Interest revenue	$226	$4,455	$—	$1,819	$2,084	$19,417	$(1,819)	$26,182
Interest revenue—intercompany	1,098	565	1,269	21	147	(3,079)	(21)	—
Interest expense	2,388	2,740	835	33	154	6,659	(33)	12,776
Interest expense—intercompany	(101)	1,867	(1)	605	490	(2,255)	(605)	—

Net interest revenue	$(963)	$413	$435	$1,202	$1,587	$11,934	$(1,202)	$13,406

Commissions and fees	$—	$1,841	$—	$20	$43	$1,541	$(20)	$3,425
Commissions and fees—intercompany	346	21	—	9	11	(378)	(9)	—
Principal transactions	(497)	(3,318)	2,239	—	(1)	(1,327)	—	(2,904)
Principal transactions—intercompany	335	(900)	(1,542)	—	36	2,071	—	—
Other income	332	784	(130)	65	87	1,680	(65)	2,753
Other income—intercompany	206	35	97	8	3	(341)	(8)	—

Total non-interest revenues	$722	$(1,537)	$664	$102	$179	$3,246	$(102)	$3,274

Total revenues, net of interest expense	$(72)	$(1,124)	$1,099	$1,304	$1,766	$15,180	$(1,473)	$16,680

Provisions for credit losses and for benefits and claims	$—	$7	—	$1,288	$1,368	$7,692	$(1,288)	$9,067

Expenses
Compensation and benefits	$(57)	$2,244	$—	$174	$232	$5,446	$(174)	$7,865
Compensation and benefits— intercompany	2	226	—	46	46	(274)	(46)	—
Other expense	42	925	1	159	208	5,384	(159)	6,560
Other expense—intercompany	451	(120)	3	174	162	(496)	(174)	—

Total operating expenses	$438	$3,275	$4	$553	$648	$10,060	$(553)	$14,425

Income (loss) from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	$(510)	$(4,406)	$1,095	$(537)	$(250)	$(2,572)	$368	$(6,812)
Income taxes (benefits)	(868)	(1,893)	376	(185)	(77)	(832)	185	(3,294)
Minority interest, net of taxes	—	—	—	—	—	(95)	—	(95)
Equities in undistributed income of subsidiaries	(3,386)	—	—	—	—	—	3,386	—

Income (loss) from continuing operations	$(3,028)	$(2,513)	$719	$(352)	$(173)	$(1,645)	$3,569	$(3,423)
Income from discontinued operations, net of taxes	213	—	—	—	—	395	—	608

Net income (loss)	$(2,815)	$(2,513)	$719	$(352)	$(173)	$(1,250)	$3,569	$(2,815)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup Consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$910	$—	$—	$—	$—	$—	$(910)	$—

Interest revenue	$103	$8,716	$4	$1,743	$2,010	$21,434	$(1,743)	$32,267
Interest revenue—intercompany	1,423	390	1,739	32	197	(3,749)	(32)	—
Interest expense	2,043	6,798	1,322	44	189	10,071	(44)	20,423
Interest expense—intercompany	(26)	1,581	125	616	779	(2,459)	(616)	—

Net interest revenue	$(491)	$727	$296	$1,115	$1,239	$10,073	$(1,115)	$11,844

Commissions and fees	$—	$2,449	$—	$31	$53	$1,442	$(31)	$3,944
Commissions and fees—intercompany	—	56	—	4	6	(62)	(4)	—
Principal transactions	292	(3,213)	60	—	1	2,614	—	(246)
Principal transactions—intercompany	83	1,098	(313)	—	7	(875)	—	—
Other income	(1,097)	1,096	(17)	121	159	5,957	(121)	6,098
Other income—intercompany	821	451	26	7	4	(1,302)	(7)	—

Total non-interest revenues	$99	$1,937	$(244)	$163	$230	$7,774	$(163)	$9,796

Total revenues, net of interest expense	$518	$2,664	$52	$1,278	$1,469	$17,847	$(2,188)	$21,640

Provisions for credit losses and for benefits and claims	$—	$5	$—	$759	$839	$4,023	$(759)	$4,867

Expenses
Compensation and benefits	$47	$1,812	$—	$176	$226	$5,510	$(176)	$7,595
Compensation and benefits—intercompany	2	1	—	39	40	(43)	(39)	—
Other expense	84	1,011	1	123	167	5,294	(123)	6,557
Other expense—intercompany	62	512	14	73	114	(702)	(73)	—

Total operating expenses	$195	$3,336	$15	$411	$547	$10,059	$(411)	$14,152

Income from continuing operations before taxes, minority interest and equity in undistributed income of subsidiaries	$323	$(677)	$37	$108	$83	$3,765	$(1,018)	$2,621
Income taxes (benefits)	(296)	(253)	10	42	19	1,012	(42)	492
Minority interest, net of taxes	—	—	—	—	—	20	—	20
Equities in undistributed income of subsidiaries	1,593	—	—	—	—	—	(1,593)	—

Income (loss) from continuing operations	$2,212	$(424)	$27	$66	$64	$2,733	$(2,569)	$2,109
Income from discontinued operations, net of taxes	—	—	—	—	—	103	—	103

Net income (loss)	$2,212	$(424)	$27	$66	$64	$2,836	$(2,569)	$2,212

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$1,617	$—	$—	$—	$—	$—	$(1,617)	$—

Interest revenue	$544	$15,239	$1	$5,447	$6,278	$60,682	$(5,447)	$82,744
Interest revenue—intercompany	3,508	1,564	3,911	57	441	(9,424)	(57)
Interest expense	6,987	10,076	2,645	108	491	22,106	(108)	42,305
Interest expense—intercompany	(242)	4,293	186	1,837	1,651	(5,888)	(1,837)	—

Net interest revenue	$(2,693)	$2,434	$1,081	$3,559	$4,577	$35,040	$(3,559)	$40,439

Commissions and fees	$—	$6,381	$1	$61	$135	$4,527	$(61)	$11,044
Commissions and fees—intercompany	—	453	$—	24	32	(485)	(24)	—
Principal transactions	5	(20,400)	3,524	—	(1)	1,716	—	(15,156)
Principal transactions—intercompany	115	4,680	(2,647)	—	26	(2,174)	—	—
Other income	443	2,798	(45)	286	378	7,297	(286)	10,871
Other income—intercompany	(33)	619	33	21	78	(697)	(21)	—

Total non-interest revenues	$530	$(5,469)	$866	$392	$648	$10,184	$(392)	$6,759

Total revenues, net of interest expense	$(546)	$(3,035)	$1,947	$3,951	$5,225	$45,224	$(5,568)	$47,198

Provisions for credit losses and for benefits and claims	$—	$307	$—	$3,046	$3,315	$18,397	$(3,046)	$22,019

Expenses
Compensation and benefits	$(106)	$7,728	$—	$545	$747	$17,489	$(545)	$25,858
Compensation and benefits—intercompany	6	693	—	145	146	(845)	(145)	—
Other expense	158	2,848	2	416	550	16,428	(416)	19,986
Other expense—intercompany	596	711	49	336	367	(1,723)	(336)	—

Total operating expenses	$654	$11,980	$51	$1,442	$1,810	$31,349	$(1,442)	$45,844

Income (loss) from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	$(1,200)	$(15,322)	$1,896	$(537)	$100	$(4,522)	$(1,080)	$(20,665)
Income taxes (benefits)	(1,643)	(6,273)	656	(174)	54	(2,431)	174	(9,637)
Minority interest, net of taxes	—	—	—	—	—	(40)	—	(40)
Equities in undistributed income of subsidiaries	$(11,077)	—	—	—	—	—	$11,077	—

Income (loss) from continuing operations	$(10,634)	$(9,049)	$1,240	$(363)	$46	$(2,051)	$9,823	$(10,988)
Income from discontinued operations, net of taxes	213	—	—	—	—	354	—	567

Net income (loss)	$(10,421)	$(9,049)	$1,240	$(363)	$46	$(1,697)	$9,823	$(10,421)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$7,746	$—	$—	$—	$—	$—	$(7,746)	$—

Interest revenue	$299	$23,938	$4	$4,949	$5,771	$59,561	$(4,949)	$89,573
Interest revenue—intercompany	4,065	1,086	4,435	105	460	(10,046)	(105)	—
Interest expense	5,753	18,797	3,260	137	560	28,057	(137)	56,427
Interest expense—intercompany	(69)	4,107	521	1,650	2,147	(6,706)	(1,650)	—

Net interest revenue	$(1,320)	$2,120	$658	$3,267	$3,524	$28,164	$(3,267)	$33,146

Commissions and fees	$—	$8,122	$—	$75	$140	$7,696	$(75)	$15,958
Commissions and fees—intercompany	—	95	—	14	16	(111)	(14)	—
Principal transactions	91	(887)	(412)	—	4	6,751	—	5,547
Principal transactions—intercompany	66	1,111	(162)	—	(31)	(984)	—	—
Other income	(131)	3,446	119	341	504	13,487	(341)	17,425
Other income—intercompany	(5)	1,079	(89)	20	(39)	(946)	(20)	—

Total non-interest revenues	$21	$12,966	$(544)	$450	$594	$25,893	$(450)	$38,930

Total revenues, net of interest expense	$6,447	$15,086	$114	$3,717	$4,118	$54,057	$(11,463)	$72,076

Provisions for credit losses and for benefits and claims	$—	$29	$—	$1,587	$1,767	$8,460	$(1,587)	$10,256

Expenses
Compensation and benefits	$99	$8,816	$—	$507	$667	$15,366	$(507)	$24,948
Compensation and benefits— intercompany	8	1	—	120	121	(130)	(120)	—
Other expense	324	2,617	2	399	541	15,270	(399)	18,754
Other expense—intercompany	175	1,388	43	224	302	(1,908)	(224)	—

Total operating expenses	$606	$12,822	$45	$1,250	$1,631	$28,598	$(1,250)	$43,702

Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	$5,841	$2,235	$69	$880	$720	$16,999	$(8,626)	$18,118
Income taxes (benefits)	(857)	721	23	320	252	4,769	(320)	4,908
Minority interest, net of taxes	—	—	—	—	—	190	—	190
Equities in undistributed income of subsidiaries	6,752	—	—	—	—	—	(6,752)	—

Income (loss) from continuing operations	$13,450	$1,514	$46	$560	$468	$12,040	$(15,058)	$13,020
Income from discontinued operations, net of taxes	—	—	—	—	—	430	—	430

Net income (loss)	$13,450	$1,514	$46	$560	$468	$12,470	$(15,058)	$13,450

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	—	3,910	6	159	243	58,867	(159)	63,026
Cash and due from banks—intercompany	33	725	1	135	154	(913)	(135)	—
Federal funds sold and resale agreements	—	206,681	—	—	—	18,728	—	225,409
Federal funds sold and resale agreements—intercompany	—	19,370	—	—	—	(19,370)	—	—
Trading account assets	19	211,596	174	—	21	245,652	—	457,462
Trading account assets—intercompany	725	8,008	1,899	—	28	(10,660)	—	—
Investments	29,598	565	—	2,392	2,716	172,852	(2,392)	205,731
Loans, net of unearned income	—	619	—	50,188	57,687	658,649	(50,188)	716,955
Loans, net of unearned income—intercompany	—	—	106,504	5,040	11,712	(118,216)	(5,040)	—
Allowance for loan losses	—	(89)	—	(2,689)	(2,899)	(21,017)	2,689	(24,005)

Total loans, net	$—	$530	$106,504	$52,539	$66,500	$519,416	$(52,539)	$692,950
Advances to subsidiaries	127,623	—	—	—	—	(127,623)	—	—
Investments in subsidiaries	153,858	—	—	—	—	—	(153,858)	—
Other assets	10,647	113,808	95	5,748	7,218	255,158	(5,748)	386,926
Other assets—intercompany	8,386	51,172	3,377	251	1,298	(64,233)	(251)	—
Assets of discontinued operations held for sale	—	—	—	—	—	18,627	—	18,627

Total assets	$330,889	$616,365	$112,056	$61,224	$78,178	$1,066,501	$(215,082)	$2,050,131

Liabilities and stockholders' equity
Deposits	—	—	—	—	—	780,343	—	780,343
Federal funds purchased and securities loaned or sold	—	191,703	—	—	—	58,716	—	250,419
Federal funds purchased and securities loaned or sold—intercompany	500	29,162	—	—	—	(29,662)	—	—
Trading account liabilities	—	88,430	31	—	—	80,822	—	169,283
Trading account liabilities—intercompany	289	5,043	2,404	—	—	(7,736)	—	—
Short-term borrowings	2,219	11,463	32,075	—	763	58,335	—	104,855
Short-term borrowings—intercompany	—	64,334	31,166	9,465	39,902	(135,402)	(9,465)	—
Long-term debt	185,145	21,856	41,555	2,454	11,456	133,085	(2,454)	393,097
Long-term debt—intercompany	—	62,643	689	40,780	17,658	(80,990)	(40,780)	—
Advances from subsidiaries	8,101	—	—	—	—	(8,101)	—	—
Other liabilities	5,991	126,924	696	1,912	1,901	76,287	(1,912)	211,799
Other liabilities—intercompany	2,582	9,642	274	658	244	(12,742)	(658)	—
Liabilities of discontinued operations held for sale	—	—	—	—	—	14,273	—	14,273
Stockholders' equity	126,062	5,165	3,166	5,955	6,254	139,273	(159,813)	126,062

Total liabilities and stockholders' equity	$330,889	$616,365	$112,056	$61,224	$78,178	$1,066,501	$(215,082)	$2,050,131

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$4,405	$2	$182	$280	$33,519	$(182)	$38,206
Cash and due from banks—intercompany	19	892	—	139	160	(1,071)	(139)	—
Federal funds sold and resale agreements	—	242,771	—	—	—	31,295	—	274,066
Federal funds sold and resale agreements—intercompany	—	12,668	—	—	—	(12,668)	—	—
Trading account assets	12	273,662	303	—	30	264,977	—	538,984
Trading account assets—intercompany	262	7,648	1,458	—	5	(9,373)	—	—
Investments	10,934	431	—	2,275	2,813	200,830	(2,275)	215,008
Loans, net of unearned income	—	758	—	49,705	58,944	718,291	(49,705)	777,993
Loans, net of unearned income—intercompany	—	—	106,645	3,987	12,625	(119,270)	(3,987)	—
Allowance for loan losses	—	(79)	—	(1,639)	(1,828)	(14,210)	1,639	(16,117)

Total loans, net	$—	$679	$106,645	$52,053	$69,741	$584,811	$(52,053)	$761,876
Advances to subsidiaries	111,155	—	—	—	—	(111,155)	—	—
Investments in subsidiaries	165,866	—	—	—	—	—	(165,866)	—
Other assets	7,804	88,333	76	5,552	7,227	255,900	(5,552)	359,340
Other assets—intercompany	6,073	32,051	4,846	273	480	(43,450)	(273)	—

Total assets	$302,125	$663,540	$113,330	$60,474	$80,736	$1,193,615	$(226,340)	$2,187,480

Liabilities and stockholders' equity
Deposits	$—	$—	$—	$—	$—	$826,230	$—	$826,230
Federal funds purchased and securities loaned or sold	—	260,129	—	—	—	44,114	—	304,243
Federal funds purchased and securities loaned or sold—intercompany	1,486	10,000	—	—	—	(11,486)	—	—
Trading account liabilities	—	117,627	121	—	—	64,334	—	182,082
Trading account liabilities—intercompany	161	6,327	375	—	21	(6,884)	—	—
Short-term borrowings	5,635	16,732	41,429	—	1,444	81,248	—	146,488
Short-term borrowings—intercompany	—	59,461	31,691	5,742	37,181	(128,333)	(5,742)	—
Long-term debt	171,637	31,401	36,395	3,174	13,679	174,000	(3,174)	427,112
Long-term debt—intercompany	—	39,606	957	42,293	19,838	(60,401)	(42,293)	—
Advances from subsidiaries	3,555	—	—	—	—	(3,555)	—	—
Other liabilities	4,580	98,425	268	2,027	1,960	82,645	(2,027)	187,878
Other liabilities—intercompany	1,624	9,640	165	847	271	(11,700)	(847)	—
Stockholders' equity	113,447	14,192	1,929	6,391	6,342	143,403	(172,257)	113,447

Total liabilities and stockholders' equity	$302,125	$663,540	$113,330	$60,474	$80,736	$1,193,615	$(226,340)	$2,187,480

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(1,646)	$4,587	$1,981	$3,232	$2,920	$91,111	$(3,232)	$98,953

Cash flows from investing activities
Change in loans	$—	$67	$1,379	$(3,434)	$(2,003)	$(187,302)	3,434	$(187,859)
Proceeds from sales and securitizations of loans	—	91	—	—	—	203,772	—	203,863
Purchases of investments	(167,093)	(134)	—	(945)	(1,142)	(104,446)	945	(272,815)
Proceeds from sales of investments	11,727	—	—	208	473	48,055	(208)	60,255
Proceeds from maturities of investments	137,005	—	2	475	584	56,721	(475)	194,312
Changes in investments and advances—intercompany	(20,954)	—	—	(1,054)	913	20,041	1,054	—
Business acquisitions	—	—	—	—	—	—	—	—
Other investing activities	—	(19,046)	—	—	—	23,253	—	4,207

Net cash (used in) provided by investing activities	$(39,315)	$(19,022)	$1,381	$(4,750)	$(1,175)	$60,094	$4,750	$1,963

Cash flows from financing activities
Dividends paid	$(6,008)	$—	$—	$—	$—	$—	$—	$(6,008)
Dividends paid-intercompany	(180)	(84)	—	—	—	264	—	—
Issuance of common stock	4,961	—	—	—	—	—	—	4,961
Issuance/(Redemptions) of preferred stock	27,424	—	—	—	—	—	—	27,424
Treasury stock acquired	(6)	—	—	—	—	(1)	—	(7)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	14,735	(9,068)	6,188	(720)	(2,223)	(36,394)	720	(26,762)
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	—	23,322	—	(1,513)	(2,181)	(21,141)	1,513	—
Change in deposits	—	—	—	—	—	(32,411)	—	(32,411)
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(3,196)	(5,269)	(9,096)	—	(105)	(23,967)	—	(41,633)
Net change in short-term borrowings and other advances—intercompany	3,622	4,873	(448)	3,724	2,721	(10,768)	(3,724)	—
Capital contributions from parent	—	—	(1)	—	—	1	—	—
Other financing activities	(377)	—	—	—	—	—	—	(377)

Net cash provided by (used in) financing activities	$40,975	$13,774	$(3,357)	$1,491	$(1,788)	$(124,417)	$(1,491)	$(74,813)

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$(1,105)	$—	$(1,105)

Net cash from discontinued operations	$—	$—	$—	$—	$—	$(178)	$—	$(178)

Net increase (decrease) in cash and due from banks	$14	$(661)	$5	$(27)	$(43)	$25,505	$27	$24,820
Cash and due from banks at beginning of period	19	5,297	2	321	440	32,448	(321)	38,206

Cash and due from banks at end of period	$33	$4,636	$7	$294	$397	$57,953	(294)	$63,026

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$339	$(2,867)	$261	$304	$261	$4,129	$(304)	$2,123
Interest	7,083	14,582	2,916	1,428	252	19,461	(1,428)	44,294
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$1,108	$1,148	$1,426	$(1,108)	$2,574

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash (used in) provided by operating activities of continuing operations	$927	$(39,555)	$(62)	$2,791	$2,063	$(74,115)	$(2,791)	$(110,742)

Cash flows from investing activities
Change in loans	$—	$106	$(41,717)	$(5,278)	$(5,714)	$(228,590)	$5,278	$(275,915)
Proceeds from sales and securitizations of loans	—	—	—	—	—	196,938	—	196,938
Purchases of investments	(8,277)	(425)	—	(546)	(1,279)	(192,665)	546	(202,646)
Proceeds from sales of investments	3,958	—	—	109	428	143,187	(109)	147,573
Proceeds from maturities of investments	6,171	—	—	237	612	93,794	(237)	100,577
Changes in investments and advances—intercompany	(20,593)	—	—	(103)	(2,937)	23,530	103	—
Business acquisitions	—	—	—	—	—	(15,186)	—	(15,186)
Other investing activities	—	(5,120)	—	—	—	(2,298)	—	(7,418)

Net cash (used in) provided by investing activities	$(18,741)	$(5,439)	$(41,717)	$(5,581)	$(8,890)	$18,710	$5,581	$(56,077)

Cash flows from financing activities
Dividends paid	$(8,086)	$—	$—	$—	$—	$—	$—	$(8,086)
Dividends paid-intercompany	—	(1,868)	—	(4,900)	(1,500)	3,368	4,900	—
Issuance of common stock	1,007	—	—	—	—	—	—	1,007
(Redemption)/Issuance of preferred stock	(800)	—	—	—	—	—	—	(800)
Treasury stock acquired	(663)	—	—	—	—	—	—	(663)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	23,674	(1,127)	15,580	434	1,064	477	(434)	39,668
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	(399)	6,360	1,319	7,701	(8,101)	821	(7,701)	—
Change in deposits	—	—	—	—	—	84,523	—	84,523
Net change in short-term borrowings and other investment banking and brokerage borrowings third-party	5,412	12,706	9,187	(1,200)	(807)	36,565	1,200	63,063
Net change in short-term borrowings and other advances—intercompany	(1,391)	30,562	15,370	747	16,166	(60,707)	(747)	—
Capital contributions from parent	—	—	375	—	—	(375)	—	—
Other financing activities	(926)	—	—	(1)	—	—	1	(926)

Net cash provided by financing activities	$17,828	$46,633	$41,831	$2,781	$6,822	$64,672	$(2,781)	$177,786

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$810	$—	$810

Net cash from discontinued operations	$—	$—	$—	$—	$—	$(65)	$—	$(65)

Net increase (decrease) in cash and due from banks	$14	$1,639	$52	$(9)	$(5)	$10,012	$9	$11,712
Cash and due from banks at beginning of period	21	4,421	—	388	503	21,569	(388)	26,514

Cash and due from banks at end of period	$35	$6,060	$52	$379	$498	$31,581	$(379)	$38,226

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(1,733)	$366	$(10)	$558	$45	$5,955	$(558)	$4,623
Interest	5,058	22,397	4,848	1,876	324	20,531	(1,876)	53,158
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$857	$880	$659	$(857)	$1,539

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

Research

         Telecommunications Research Class Actions.    On September 30, 2008, the Court of Appeals for the Second Circuit vacated the District Court's order granting class certification in the matter IN RE SALOMON ANALYST METROMEDIA. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which the Company will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period. The settlement is subject to judicial approval. The proposed settlement amount is covered by existing litigation reserves.

Parmalat

        In BONDI v. CITIGROUP, in Bergen County, New Jersey Superior Court, the jury returned a verdict on October 20, 2008, following a five-month trial. On plaintiff's claim, the jury ruled for Citigroup. On Citigroup's counterclaims, the jury ruled for Citigroup and awarded Citigroup damages of $364 million plus interest and court costs. Plaintiff has stated that he intends to appeal.

        In IN RE PARMALAT SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, the Court granted Citigroup's motion for summary judgment on August 11, 2008, and entered judgment in Citigroup's favor on all claims asserted and pending against Citigroup.

        In criminal proceedings ongoing in Parma, Italy, on October 8, 2008, the court issued an order permitting Parmalat investors to proceed with civil claims against Citigroup, subject to proper service of a summons on Citigroup.

Subprime-Mortgage-Related Litigation

         Securities Actions.    On September 24, 2008, four actions alleging securities fraud claims were consolidated in the United States District Court for the Southern District of New York under the caption IN RE CITIGROUP INC. SECURITIES LITIGATION. Lead Plaintiffs are expected to file a consolidated class action complaint by November 10, 2008.

        Citigroup Inc., several current and former officers and directors, and numerous other financial institutions, have been named as defendants in a class action lawsuit filed on September 30, 2008, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 arising out of offerings of Citigroup securities issued in 2006 and 2007. This action, LOUISIANA SHERIFFS' PENSION AND RELIEF FUND v. CITIGROUP INC., et al., is currently pending in New York state court.

         Derivative Actions.    On September 24, 2008, five actions alleging derivative claims were consolidated in the United States District Court for the Southern District of New York under the caption IN RE CITIGROUP INC. DERIVATIVE LITIGATION. Lead Plaintiffs are expected to file a consolidated class action complaint by November 10, 2008.

         ERISA Actions.    On September 15, 2008, a consolidated amended ERISA complaint was filed in IN RE CITIGROUP ERISA LITIGATION, pending in the United States District Court for the Southern District of New York.

         Other Matters.    Citigroup Global Markets Inc., along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which CGMI underwrote securities offerings. These actions assert that CGMI violated Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008.

        On September 12, 2008, defendants, including Citigroup Inc. and Citigroup Global Markets Inc., moved to dismiss the complaint in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION.

Auction Rate Securities-Related Litigation

         Securities Actions.    On September 19, 2008, MILLER v. CALAMOS GLOBAL DYNAMIC INCOME FUND, et al., which had been pending in the United States District Court for the Southern District of New York and in which Citigroup Global Markets Inc. had been named as a defendant, was voluntarily dismissed.

        On August 25, 2008, Lead Plaintiffs in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint.

         Derivative Actions.    On August 20, 2008, LOUISIANA MUNICIPAL POLICE EMPLOYEES' RETIREMENT SYSTEM v. PANDIT, et al., was filed in the United States District Court for the Southern District of New York, against current and former officers and directors alleging several derivative claims.

         Antitrust Actions.    Citigroup Inc. and Citigroup Global Markets Inc., along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) MAYOR AND CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., et al., and (2) MAYFIELD v. CITIGROUP INC., et al., and both are pending in the United States District Court for the Southern District of New York.

         Regulatory Actions.    On August 7, 2008, the Company reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which the Company agreed to offer to purchase at par ARS that are not auctioning from all

Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, the Company agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.

Interchange Fees

        On September 18, 2008, the Court granted plaintiffs' motion to file an amended complaint. Discovery is ongoing.

Wachovia/Wells Fargo Litigation

        On September 29, 2008, Citigroup Inc. announced that it had reached an agreement-in-principle to acquire all of the banking subsidiaries of Wachovia Corporation ("Wachovia") in an open-bank transaction assisted by the Federal Deposit Insurance Corporation. On October 3, 2008, Wachovia announced that it had entered into an agreement with Wells Fargo & Co. ("Wells Fargo") for Wells Fargo to purchase Wachovia. Since October 4, 2008, litigation has been instigated by all three parties and others in various courts, including the New York State Supreme Court and the United States District Court for the Southern District of New York. In this litigation, Citigroup seeks compensatory and punitive damages from Wachovia and Wells Fargo and their respective directors and advisors on various claims, including violation of a binding exclusivity agreement (the "Exclusivity Agreement") between Citigroup and Wachovia; tortious interference with the Exclusivity Agreement; and unjust enrichment. Wachovia and Wells Fargo seek, among other relief, a declaration that the proposed Wells Fargo-Wachovia transaction is valid and proper and not prohibited by the Exclusivity Agreement and an injunction barring Citigroup from taking any steps to interfere with or impede the Wells Fargo-Wachovia transaction.

Other Matters

         Falcon/ASTA MAT Actions.    On September 26, 2008, the action ZENTNER v. CITIGROUP INC., ET AL., previously removed on June 3, 2008 to the Southern District of New York, was remanded to New York state court.

        A consolidated amended class action complaint was filed in IN RE MAT FIVE SECURITIES LITIGATION on October 2, 2008.

        On July 21, 2008, the Court approved the voluntary dismissal without prejudice of FERGUSON FAMILY TRUST v. FALCON STRATEGIES TWO LLC, et al.

         Other ERISA Actions.    The Company and its administration and investment committees filed a motion to dismiss the purported class action complaint in LEBER v. CITIGROUP, INC., et al., on August 29, 2008. The motion is currently pending.

Item 1A.    Risk Factors

        There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a) In connection with the November 2002 acquisition by the Company of Golden State Bancorp Inc., on September 26, 2008, the Company issued to GSB Investments Corp., a Delaware corporation (GSB Investments), and Hunter's Glen/Ford, Ltd., a limited partnership organized under the laws of the State of Texas (HG/F), respectively, 696,448 and 174,112 shares of Company common stock. These shares were issued in satisfaction of the rights of GSB Investments and HG/F to receive shares of Company common stock in respect of $16,266,737 of federal income tax benefits realized or to be realized by the Company.

        The September 26, 2008 issuances were made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof. GSB Investments and HG/F made certain representations to the Company as to investment intent and that they possessed a sufficient level of financial sophistication. The unregistered shares are subject to restrictions on transfer absent registration under or in compliance with the Securities Act of 1933.

(c) Share Repurchases

        Under its long-standing repurchase program, the Company buys back common shares in the market or otherwise from time to time. This program is used for many purposes, including to offset dilution from stock-based compensation programs.

        The following table summarizes the Company's share repurchases during the first nine months of 2008:

In millions, except per share amounts	Total shares repurchased	Average price paid per share	Dollar value of remaining authorized repurchase program
First quarter 2008
Open market repurchases(1)	0.2	$27.19	$6,743
Employee transactions(2)	5.0	25.26	N/A

Total first quarter 2008	5.2	$25.31	$6,743
Second Quarter 2008
Open market repurchases(1)	—	—	$6,743
Employee transactions	0.8	$22.91	N/A

Total second quarter 2008	0.8	$22.91	$6,743

July 2008
Open market repurchases	—	—	$6,743
Employee transactions	0.7	$17.42	N/A
August 2008
Open market repurchases	—	—	$6,743
Employee transactions	0.3	18.66	N/A
September 2008
Open market repurchases	0.1	20.27	$6,742
Employee transactions	0.5	18.25	N/A

Third quarter 2008
Open market repurchases(1)	0.1	$20.27	$6,742
Employee transactions	1.5	17.94	N/A

Total third quarter 2008	1.6	$17.96	$6,742

Year-to-date 2008
Open market repurchases(1)	0.3	$25.39	$6,742
Employee transactions	7.3	23.43	N/A

Total year-to-date 2008	7.6	$23.50	$6,742

(1)
All open market repurchases were transacted under an existing authorized share repurchase plan. On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases. Shares repurchased in 2008 relate to customer fails/errors.

(2)
Consists of shares added to treasury stock related to activity on employee stock option program exercises, where the employee delivers existing shares to cover the option exercise, or under the Company's employee restricted or deferred stock program, where shares are withheld to satisfy tax requirements.

N/A
Not applicable.

Item 6.    Exhibits

        See Exhibit Index.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of October, 2008.

CITIGROUP INC. (Registrant)
By	/s/ GARY CRITTENDEN Gary Crittenden Chief Financial Officer (Principal Financial Officer)
By	/s/ JOHN C. GERSPACH John C. Gerspach Controller and Chief Accounting Officer (Principal Accounting Officer)

 EXHIBIT INDEX

2.01+	Share Purchase Agreement, dated July 11, 2008, by and between Citigroup Global Markets Finance Corporation & Co. Beschrankt Haftende KG, CM Akquisitions GmbH, and Banque Federative du Credit Mutuel S.A.
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
3.01.18
Certificate of Designation of 8.50% Non-Cumulative Preferred Stock, Series F, of the Company, incorporated by reference to Exhibit 3.01 to the Company's Current Report on Form 8-K filed May 13, 2008 (File No. 1-9924)
3.01.19
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series H, of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 30, 2008 (File No. 1-9924).
3.02	By-Laws of the Company, as amended, effective October 16, 2007, incorporated by reference to Exhibit 3.1 to the

Company's Current Report on Form 8-K filed October 19, 2007 (File No. 1-9924).
10.01+	Form of Citigroup Equity or Deferred Cash Award Agreement (effective January 1, 2009).
12.01+	Calculation of Ratio of Income to Fixed Charges.
12.02+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01+	Residual Value Obligation Certificate.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith

QuickLinks

Citigroup Inc.

Part I—Financial Information
  EVENTS IN 2008
  SEGMENT AND REGIONAL—NET INCOME (LOSS) AND REVENUE
  INSTITUTIONAL CLIENTS GROUP (ICG)
  MANAGING GLOBAL RISK
  EVALUATING INVESTMENTS FOR OTHER THAN TEMPORARY IMPAIRMENTS
Mark-to-Market (MTM) Receivables/Payables
  INTEREST REVENUE/EXPENSE AND YIELDS
  AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)
  AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)
  AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)
  AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)
  ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)
  ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)
  CAPITAL RESOURCES AND LIQUIDITY
Citigroup Inc. TABLE OF CONTENTS
  CONSOLIDATED FINANCIAL STATEMENTS CITIGROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (Unaudited)
  CITIBANK, N.A. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
  20. CITIBANK, N.A. STOCKHOLDER'S EQUITY
  21. CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX